Form 10-Q
period 1993-12-26
INTEGRATED DEVICE TECHNOLOGY INC
filed 1994-02-07
CIK 703361

SECURITIES AND EXCHANGE COMMISSION

                     			 Washington, D.C. 20549
                     			 ----------------------
                       			     FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       	For the quarterly period ended December 26, 1993
                   				       -----------------

                              				   OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       	For the transition period from _______ to _______

                     		 Commission file number: 0-12695

                	      INTEGRATED DEVICE TECHNOLOGY, INC.
                	      __________________________________

        	(Exact name of registrant as specified in its charter)

	    DELAWARE                            94-2669985
_____________________________________  __________________________________
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)

            	2975 STENDER WAY, SANTA CLARA, CALIFORNIA 95054
            	(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code (408) 727-6116

                              				NONE
_________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

                       	Yes  X                  No
                       	   ----                    ----

The number of outstanding shares of the registrant's Common Stock, $.001 par value, as of January 30, 1994 was 32,878,758.




            		     PART  I.   FINANCIAL INFORMATION
            		     --------------------------------
Item 1. Financial Statements
		               INTEGRATED  DEVICE  TECHNOLOGY, INC.
           		    ------------------------------------

     	       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
	            -----------------------------------------------
		              ( In thousands, except per share data)

                         				(Unaudited)

                            				 Quarter Ended       Quarter Ended
                            				 Dec. 26, 1993       Dec. 27, 1992
                           				 -------------       --------------

Revenues                               $85,330             $60,590

Cost of revenues                        39,911              33,356
                           				       -------             --------
Gross profit                            45,419              27,234


Operating expenses:
  Research and development              16,564              13,975
  Selling, general and administrative   13,663              10,440
		                            		       -------             -------
Total operating expenses                30,227              24,415

Operating income                        15,192               2,819

Interest expense                        (1,209)             (1,477)

Interest income and other,net              556                 522
		                           		       --------              -------

Income before provision for
       income taxes                     14,539               1,864

Provision for income taxes               2,914                 371
		                            		       -------              -------
Net income                             $11,625              $1,493
                            				       =======              =======
Net income per share                     $ .35               $ .05
                            				      ========              =======
Shares used in computing
       net income per share             33,560              29,275
                            				      ========              =======

The accompanying notes are an integral part of these financial statements.





                 		  INTEGRATED  DEVICE  TECHNOLOGY, INC.
                 		  ------------------------------------
            		  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            		  -----------------------------------------------

		                 ( In thousands, except per share data)
                           				 (Unaudited)

                        			     Nine months Ended   Nine months Ended
                           				 Dec. 26, 1993       Dec. 27, 1992
                        			    ------------------   ------------------

Revenues                              $238,391            $171,827

Cost of revenues                       119,057              96,493
                            				      --------            --------

Gross profit                           119,334              75,334

Operating expenses:
  Research and development              47,746              40,036
  Selling, general and administrative   38,969              28,302
		                                   			------             -------
Total operating expenses                86,715              68,338
Operating income                        32,619               6,996

Interest expense                        (3,987)             (4,390)

Interest income and other,net            1,351                 896
		                                   			-------             ------
Income before provision for
       income taxes                     29,983               3,502

Provision for income taxes               5,997                 696
		                                   			------              ------
Net income                              23,986               2,806
                                   					======               =====

Net income per share                     $ .74               $ .10
                                   					======              ======
Shares used in computing
       net income per share             32,213              28,446
                                   					======              ======

The accompanying notes are an integral part of these financial statements.






                 		INTEGRATED  DEVICE  TECHNOLOGY, INC.
                 		-------------------------------------
                 		CONDENSED CONSOLIDATED  BALANCE SHEETS
                 		--------------------------------------

                   		( In thousands, except share data)
                           			  (Unaudited)

                                   					   Dec. 26, 1993   March 28, 1993
                                   					  --------------  ---------------
ASSETS
Current assets:
   Cash and cash equivalents                     $71,176     $22,529
   Short-term investments                         31,735       1,877
   Accounts receivable, net                       37,864      43,190
   Inventory (Note 2)                             27,735      27,237
   Deferred tax assets                            15,009      15,270
   Prepayments and other current assets            4,452       2,825
		                                          				 -------     -------
Total current assets                             187,971     112,928

Property, plant and equipment , net              119,784     118,837
Other assets                                       6,770       8,229
		                                          				--------   ---------
TOTAL ASSETS                                    $314,525    $239,994
                                          						========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                               $18,165     $15,819
  Accrued compensation and related expense        10,649       7,399
  Deferred income on shipments to distributors    14,394      10,450
  Income taxes payable                             2,252         878
  Other accrued liabilities                        9,913       8,030
  Current portion of  long term obligations       17,494      19,467
		                                          				 -------     -------
Total current liabilities                         72,867      62,043
                                          						 -------     -------
Long term obligations                             31,143      42,828
                                          						--------     -------
Deferred tax liabilities                          17,237      17,363
		                                          				--------     -------
Commitments and contingencies

Shareholders' equity :
  Preferred stock;$.001 par value:
    5,000,000 shares authorized; no shares issued
  Common stock; $.001 par value: 65,000,000
    shares authorized; 32,507,818 and
    28,377,721 shares issued and outstanding          33          28
  Additional paid-in capital                     145,395      94,114
  Retained earnings                               48,338      24,352
  Cumulative translation adjustment                 (430)       (351)
		                                          				 --------    --------
                                          						 193,336     118,143
Treasury stock; 8,769 and 41,654  shares at cost     (58)       (383)
		                                          				 --------    --------
Total shareholders' equity                       193,278     117,760

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $314,525    $239,994
                                         						=========  ==========

The accompanying notes are an integral part of these financial statements.



                 		INTEGRATED  DEVICE  TECHNOLOGY, INC.
                 		------------------------------------
             		CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             		-----------------------------------------------
                         			   ( In thousands)
                         			     (Unaudited)

                            				  Nine months Ended    Nine months Ended
                        				      Dec. 26, 1993        Dec. 27, 1992
                            				  -----------------    -----------------
Increase (decrease) in cash
- ---------------------------
Operating activities:
  Net income                                $23,986               $2,806
  Adjustments:
    Depreciation and amortization            27,989               27,639
    Provision for losses on
      accounts receivable                       481                  251
    Changes in assets and liabilities:
      Accounts receivable                     4,845               (1,089)
      Inventory                                (498)              (3,845)
      Prepaid income taxes                      135                2,660
      Other assets                           (1,734)              (1,987)
      Accounts payable                        2,346                  134
      Accrued compensation and
       	related expense                       3,250                  641
      Deferred income to distributors         3,944                  106
      Income taxes payable                    1,374                  161
      Other accrued liabilities               2,327                 (960)
					                                    ----------            ---------
  Net cash provided by operating activities  68,445               26,517
                                  					  ----------            ---------
   Investing activities:
    Purchases of property, plant and
      equipment                             (28,133)             (18,702)
    Proceeds from sale of equipment             763                  184
    Purchases of short-term investments     (30,940)              (4,258)
    Proceeds from sales of
      short-term investments                  1,082                3,084
                                  					     --------            --------
  Net cash used for investing activities    (57,228)             (19,692)
                                  					     --------            --------
Financing activities:
    Issuance of common stock, net            51,611                1,356
    Proceeds from borrowings                  2,731               22,121
    Payment on capital leases and
      other debt                            (16,912)             (30,843)
                                  					    --------             ---------
     Net cash provided (used) for
       financing activities                  37,430               (7,366)
                                  					    --------             ---------
Net increase (decrease) in cash and
     cash equivalents                        48,647                 (541)
Cash and cash equivalents at
     beginning of period                     22,529               20,026
                                  					    --------             ---------
Cash and cash equivalents at end of period  $71,176              $19,485
                                  					    ========             =========

Supplemental disclosure of cash flow information:
    Interest paid                             3,562                4,563
    Income taxes paid                         4,350                2,138
    Issue of Common Stock for
      acquisition of technology                                    7,738
The accompanying notes are an integral part of these financial statements.


                     	INTEGRATED DEVICE TECHNOLOGY, INC.
                     	----------------------------------
             	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             	----------------------------------------------------

                               			(Unaudited)

1. The accompanying consolidated balance sheet at December 26, 1993, the consolidated statements of operations for the fiscal quarters and nine months period ended December 26, 1993 and December 27, 1992 and the consolidated statements of cash flows for the nine months are unaudited. In the opinion of management, these financial statements have been prepared on the same basis as the audited consolidated financial statements and reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial data of Integrated Device Technology, Inc. and its subsidiaries for such periods. The results of operations for the three and nine months period ending December 26, 1993 are not necessarily indicative of the results to be expected for the year ending April 3, 1994. The data disclosed in the notes to the consolidated financial statements for these periods is unaudited.

	This report on Form 10-Q for the quarter ended December 26, 1993 should be read in conjunction with the Company's Annual Report to Stockholders and Annual Report on Form 10-K for the year ended March 28, 1993.

2. Inventories consist of the following (in thousands):

                   				December 26, 1993       March 28, 1993
                   				-----------------       --------------
	Raw materials           $  3,137                $   3,117
	Work-in-process           11,754                   13,494
	Finished Goods            12,844                   10,626
                     				__________              ___________

                     				$  27,735               $  27,237
                     				==========              ===========

3. The provision for income taxes reflects the estimated annualized effective tax rate applied to earnings for the interim period.

4. Net income per share is based on the weighted average number of shares of common stock and common stock equivalents outstanding, if dilutive. Primary and fully diluted earnings per share are the same.

5. From time to time, the Company is made aware of various patent-related and other claims arising in the normal course of business. The Company evaluates such claims and negotiates license agreements with claimants as necessary. In the opinion of management, these proceedings will not have a material adverse effect on the results of operations of the Company.



Item 2.  Management's Discussion and Analysis of Financial Condition and
       	 ---------------------------------------------------------------
       	 Results of Operations
       	 ---------------------

	All references are to the company's fiscal periods ended December 26, 1993 and December 27, 1992, unless otherwise indicated.

RESULTS OF OPERATIONS

	Revenues for the quarter and nine months increased to $85.3 million and $238.4 million, respectively, representing increases of 41% for the quarter and 39% for the nine-month period. The increases in revenues in both the current quarter and nine months was attributable to higher unit sales in most product families, particularly SRAM cache memory modules, RISC microprocessors and specialty memory products. The Company's total average selling price in the quarter and in the nine-month period was higher as a result of product mix shifts to SRAM cache memory components, high performance RISC microprocessors, double-wide logic products and multi-port and synchronous FIFO memory products. These favorable mix shifts were partially offset by declining average selling prices resulting from competition and product life cycles in the Company's older products.

	Gross profit in the quarter increased $18.2 million, or as a percentage of revenues (gross margin), to 53.2% from 45.0%. For the nine months gross profit increased significantly to $119.3 million or 50.1% of revenues from $75.3 million or 43.8%, respectively. The Company's continued shift in manufacturing to the most advanced wafer fabrication processes led to improved yields and higher capacity utilization, thereby reducing manufacturing costs as a percentage of revenues. Additionally, more efficient test and burn-in procedures contributed to the gross margin improvement for the quarter and nine months. Continued strong demand has also allowed the Company to continue to be more selective in new order acceptance and to shift manufacturing capacity to higher-margin products. The improvement in gross margin was partially offset by declining average selling prices on certain older products due to competition and maturing product life cycles. Patent and royalty expenses relating to cross-license agreements increased significantly in the quarter and nine-month period to $1.9 million and $4.3 million, respectively, compared to $0.4 million and $0.9 million in the comparable periods of the prior year.

	Research and development (R&D) expenses increased by $2.5 million, or 18.5%, in the quarter but declined as a percentage of revenues to 19.4% from 23.1% in the comparable period. R&D expenses for the nine months increased to $47.7 million as compared to $40.0 million in the prior nine-month period. However, as a percentage of revenues R&D declined to 20.0% compared to 23.3% for the prior nine-month period. IDT continued the development of its new .65 micron CMOS process technology during the quarter. New product development resulted in the introduction of 4 new products in the current quarter - the R4600 Orion microprocessor, a MIPS- based RISC processor offering 100MHz performance, a phase-locked loop logic clock driver and an SRAM cache memory module. The Company expects that R&D expenses may increase in absolute spending during the remainder of fiscal 1994 but will remain relatively constant as a percentage of revenues.

	Selling, general and administrative (S,G&A) expenses increased by $3.2 million for the quarter and $10.7 million for the nine months compared to the comparable periods of the prior year. As a percentage of revenues, S,G&A declined to 16.0% and 16.4% in the quarter and nine months as contrasted with 17.2% and 16.5%, respectively, for the prior periods.
Certain variable costs that are a function of revenues and profitability, such as profit sharing and management bonuses, increased in the quarter and nine months of fiscal 1994 as compared to the same periods a year ago.
In addition, during the comparable quarter and nine months of fiscal 1993 cost cutting measures had been implemented which reduced profit sharing, executive salaries and bonuses. Those cost cutting measures were rescinded in the first quarter of fiscal 1994. The Company anticipates that although absolute spending will be likely to increase, SG&A expenses will decline as a percentage of revenues during the remainder of fiscal 1994.

	Interest expense decreased by $0.3 million, or 18%, to $1.2 million for the quarter compared with $1.5 million for the same quarter a year ago and declined 9% to $4.0 million from $4.4 million for the nine-month period. The Company continued to incur interest on a long-term obligation associated with a patent cross-license. This obligation did not exist in the comparable periods of the prior fiscal year. This increase was more than offset by reduced interest as a result of lower debt balances and lower interest rates. The Company anticipates that interest expense in fiscal 1994 may decrease as reduced debt balances and lower interest rates will more than offset accretion of the long term obligation.

	Interest income and other, net, increased to $556,000 in the quarter and by 51% to $1.4 million for the nine-month period as contrasted to $522,000 and $896,000 in the comparable periods. The increase in interest income is attributable to significantly higher average cash balances, in part resulting from receipt of the cash proceeds of the public offering in October 1993. The interest income is partially offset by lower interest rates. The Company expects that interest income will increase as a result of significantly higher cash balances for the remainder of fiscal 1994.

	Income taxes for the quarter as well as the nine-month period and for the same periods a year ago are provided at an effective rate of 20%. The effective rate differs from the U. S. statutory rate of 35% primarily due to earnings of foreign subsidiaries being taxed at lower rates and realization of certain deferred tax benefits for which a valuation allowance was previously required.

LIQUIDITY AND CAPITAL RESOURCES

	The Company's financial condition improved significantly in the first nine months of fiscal 1994. The Company generated $68.4 million of funds from operations in the nine-month period compared to $26.5 million in the prior year. During the third quarter of fiscal 1994, the Company generated $33.1 million of cash flow from operations. Approximately $4.6 million in cash flow in the nine-month period has been provided by equity sales through various employee benefit plans, primarily employee exercise of stock options. On October 25, 1993 the Company completed a public offering of 3 million shares of its Common Stock and received net cash proceeds of $46,764,000. At December 26, 1993, cash and cash equivalents and short-term investments were $102.9 million, an increase of $78.5 million in the nine-month period from March 28, 1993, the end of fiscal 1993.

	During the third quarter of fiscal 1994 the Company made cash payments of $12.1 million for capital equipment and repaid an aggregate of $4.2 million of debt. For the nine-month period the Company made cash payments of $28.1 million for capital equipment and repaid an aggregate of $16.9 million of debt.

	Capital expenditures for the remainder of fiscal 1994 are projected at $12 million, principally for production equipment at the Company's San Jose and Salinas wafer fabrication facilities and additional test equipment at its San Jose, Salinas and Penang facilities. These capital expenditures will be financed by cash flow from operations, existing cash balances and a portion of the net proceeds of the public offering.

	The Company believes that existing cash and cash equivalents, cash flow from operations and existing credit facilities, will be sufficient to meet its working capital, mandatory debt repayment and planned capital expenditure requirements for at least the next 12 months. However, the Company may convert fully its Salinas wafer fabrication line from five-inch to six-inch wafer manufacturing. This conversion may cause the Company to require additional debt financing.

FACTORS AFFECTING FUTURE RESULTS

	The Company has experienced significant improvements in revenues, bookings and profitability during the first nine months of fiscal 1994 as compared to fiscal 1993. The Company's future results, are, however subject to a variety of uncertainties. The Company's quarterly operating results may be subject to fluctuations as a result of a number of factors, including the timing of new product and process technology announcements by the Company or competitors, competitive pricing pressures, fluctuations in manufacturing yields, changes in the mix of products sold, availability and costs of raw materials, the cyclical nature of the semiconductor industry, various geographic area economic conditions or the costs of other events, such as the expansion of production capability or litigation. While the Company's business conditions appear to be improved, intense competition and the world economy, as well as the rapid pace of technological change, make profitability trends difficult to predict.

	New products and process technology continue to require significant R&D investments by the Company, but there can be no assurance that those efforts will result in market acceptance of new products.
A significant number of the Company's growth opportunities are targeted at the emerging market demand in the computer and communications industries and depend on customer preference for IDT products and capabilities in lieu of competitive alternatives. There is no assurance that market acceptance and demand will continue or that customer preference will be realized. The Company may, dependent on product demand, convert its Salinas wafer fabrication facility from the existing five-inch wafer capability to six-inch wafers. Should the Company decide to implement a conversion of its Salinas wafer facility, the Company may encounter production difficulties which could cause quality problems and delivery delays.



PART II OTHER INFORMATION

Item 6. Report on Form 8-K

A Current Report on Form 8-K (Item 5) relating to Other Events and Financial Statements and Exhibits (Item 7) was filed with the Securities and Exchange Commission on October 19, 1993.




                             				SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    			INTEGRATED DEVICE TECHNOLOGY, INC.

Date:   February 8, 1994        /s/     Leonard C. Perham
                            				____________________________________
                            				Leonard C. Perham
                            				Chief Executive Officer

Date:   February 8, 1994        /s/     William D. Snyder
                            				____________________________________
                            				William D. Snyder
                            				Vice President Finance (principal
                            				financial and accounting officer)