Form 10-K
period 1994-04-03
INTEGRATED DEVICE TECHNOLOGY INC
filed 1994-05-18
CIK 703361

SECURITIES AND EXCHANGE COMMISSION
		                   Washington, D.C. 20549

                       			  FORM 10-K

(Check One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

	      For the fiscal year ended April 3, 1994

			       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
		   Commission File No. 0-12695

		  INTEGRATED DEVICE TECHNOLOGY, INC.
  	 (Exact name of registrant as specified in its charter)

        	 Delaware                                 94-2669985
      (State or other jurisdiction            (I.R.S. Employer
      of incorporation or organization)       Identification No.)

      2975 Stender Way,
      Santa Clara, California                       95054
      (Address of principal executive offices)      (Zip Code)

Registrant's telephone number, including area code: (408) 727-6116

Securities registered pursuant to Section 12(b) of the Act:
                          			 None

Securities registered pursuant to Section 12(g) of the Act:
             	    Common Stock, $.001 par value
	                      (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes  X     No
                                  ___        ___

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was approximately $1,008,443,000 as of April 29, 1994, based upon the closing sale price on the NASDAQ
National Market System for that date. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 33,475,296 shares of the Registrant's Common Stock issued and outstanding as of April 29, 1994.

		DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, and 13 of Part III incorporate information by reference from the 1994 Proxy Statement for the Annual Meeting of Shareholders to be held on August 25, 1994.


ITEM 1.     BUSINESS

General

Integrated Device Technology, Inc. was incorporated in California in 1980 and reincorporated in Delaware in 1987. The terms the "Company" and "IDT" refer to Integrated Device Technology, Inc. and its consolidated subsidiaries, unless the context indicates otherwise. IDT designs, develops, manufactures and markets high-performance integrated circuits and subsystems using advanced CMOS (Complimentary Metal Oxide Silicon) and BiCMOS (a combination of bipolar and CMOS) process technologies. The Company's strategy is to offer proprietary and enhanced industry-standard products that improve the performance of systems incorporating high-performance microprocessors.

IDT markets its products for use in workstation/server, personal computer, telecommunications, office automation, and military applications. The Company offers products in four areas: SRAM (Static Random Access
Memory) components and modules, specialty memory products, logic circuits and RISC (Reduced Instruction Set Computers) microprocessors and subsystems. IDT's products are essentially all catalog items as opposed to custom circuits designed for a single customer application.

The Company attempts to differentiate itself from competitors through unique architecture, enhanced system cost/performance, and packaging options.

Products and Markets

IDT offers over 3,000 product configurations in four families: SRAM components and modules, specialty memory products, logic circuits, and RISC microprocessors and subsystems. During fiscal 1994, these product families accounted for 33%, 29%, 21% and 17%, respectively, of total revenues. The Company markets its products primarily to OEMs in the workstation/server, personal computer, telecommunications, office automation and military markets. IDT's product design efforts are focused on developing proprietary components and integrating its components into single devices, modules or subsystems to meet the needs of customers.

SRAMs

SRAMs are memory circuits used for storage and retrieval of data during a computer system's operation. SRAMs do not require electrical refreshment of the memory contents to ensure data integrity, allowing them to operate at high speeds. SRAMs are delineated by density (number of bits of data stored) and organization (number of bits of data available in one access, i.e. width). SRAMs incorporate substantially more circuitry than DRAMs, resulting in higher production costs for a given amount of memory, and generally command higher selling prices than the equivalent sized DRAM. The SRAM market is fragmented by differing speed, power, density, organization and packaging demands. As a result, there exist a number of niche markets for SRAMs.

In order to meet varying customer needs, the Company uses both CMOS and BiCMOS process technologies and markets 16K (Kilobyte), 64K, 256K, and 1 Meg (Megabyte) SRAMs in a number of speed, power, organization and packaging configurations. IDT's SRAMs are used in products in all markets served by the Company.

IDT is a leader in cache SRAM memories, which increase microprocessor efficiency by temporarily storing the most frequently used instructions and data. IDT cache SRAMs are optimized to enhance the performance of Intel 486-based systems, as well as the Intel Pentium and the PowerPC microprocessors.

IDT markets a family of cache-memory modules to several large personal computer OEMs, incorporating IDT's 71589 (32K X 9) and 71B74 (8K X 8) static memories in particular.

Specialty Memory Products

The Company's proprietary specialty memory products include FIFOs and multi-port memory products that offer high-performance features which allow communications and computer systems to operate more efficiently.

FIFOs are used as rate buffers to transfer large amounts of data at high speeds between separate devices or pieces of equipment operating at different
speeds within a system.   IDT's FIFOs are manufactured using primarily
CMOS process technology. FIFOs are used in all markets served by the Company.

Synchronous memories use clock edges to trigger read and write signals. By transferring data on clock edges, a system's timing can be more easily designed.

The Company is a leading supplier of both synchronous and asynchronous high-performance FIFOs and has increasingly focused its resources on the design of synchronous FIFOs which are faster and provide an easier user interface.

Multi-port memory products are used to speed data transfers and act as the link between multiple processors or between microprocessors and peripherals when the order of data to be transferred needs to be controlled. IDT's multi-port memory products are available with arbitration logic functions built in which resolve conflicts between devices seeking to access the same data. IDT's multi-port memory products are used in peripheral interface, communications and networking products, including hubs, routers and bridges. IDT's family of multi-port memory products is comprised of synchronous and asynchronous dual-port, and asynchronous four-port devices. The Company also offers a new device, known as a SARAM, which combines the flexibility of a multi-port product with the ease of a FIFO.

Logic Circuits

Logic circuits control data communications between various elements of electronic systems, such as between a microprocessor and a memory circuit. IDT offers high-speed byte-wide and double density CMOS logic circuits which support bus and backplane interfaces, memory interfaces and other logic support applications where high-speed, low power and high-output drive are critical.

IDT's 16-bit family of logic products has gained market acceptance and is available in small packages which enable board area to be significantly reduced. IDT also supplies a series of 8-bit and 16-bit 3.3 volt logic products and a 3.3 volt to 5 volt translator circuit directed at the growing notebook and laptop computer markets. The Company also markets a family of clock drivers and clock generators. These devices, placed at critical positions in a circuit, correct the degradation of timing that occurs the further the impulse travels from the main system clock. IDT's logic circuits are used in all markets served by the Company.

RISC Microprocessor Components and Subsystems

Microprocessors act as the CPU (central processing unit) of computer systems. In January 1988, IDT became a licensed manufacturer of MIPS RISC microprocessors. RISC processors utilize a smaller instruction set, containing only the most frequently used instructions, than traditional
CISC (Complex Instruction Set Computers) processors. This simplified instruction set executes an instruction in a single cycle and is therefore much faster than CISC processors which require multiple cycles. The Company's RISC microprocessor components are used in the office automation, telecommunications, server/workstation and personal computer markets.

IDT manufactures MIPS 32-bit and 64-bit standard microprocessors. The Company also sells several proprietary 32-bit derivative products for the embedded controller market, including its R3051 with on-circuit memory and its R3081 with floating point functions and on-circuit memory. IDT has licensed Siemens to manufacture and market R3051 products worldwide. The Company has also entered into a license agreement with Toshiba, pursuant to which Toshiba can manufacture and market R3081 products and, in the future, R3051 products, and an OEM private labeling agreement with respect to the Company's R3051 and R3081 products. In addition, IDT entered into an agreement with Adobe Systems to define, develop and manufacture a variety of products that allow OEMs to evaluate laser printer feature/price/ performance combinations using Adobe software and IDT's embedded controllers.

The Company recently announced and is shipping its newest RISC microprocessor based on the MIPS architecture, the R4600 Orion*. The R4600 is a full 64-bit MIPS instruction set architecture microprocessor targeted at the desktop PC and high-end embedded control markets. The R4600 is the first microprocessor designed for IDT by Quantum Effect Design (QED), a consolidated subsidiary, initially to address applications arising from Microsoft's porting of its WindowsNT operating system to the MIPS RISC architecture platform. The
Orion has also proved attractive to customers in embedded control applications.

RISC subsystems are board level products that contain MIPS RISC microprocessors, cache SRAMs, logic circuits and supporting software. These products are used in development systems for the evaluation and design of hardware and software or are integrated into customers' end-user systems, thereby reducing design cycle time. IDT also markets RISC subsystems used by several OEMs that provide performance enhancements to standard products. IDT believes that there are significant opportunities in the development of custom solutions for computer and peripherals companies based upon IDT's MIPS architecture expertise, its expertise in laser printer controls and its several alliances with software developers.

There can be no assurance that MIPS RISC technology will continue to be successful or that other technologies will not become more accepted.

* R4600 and Orion are trademarks of Integrated Device Technology, Inc.

Manufacturing

Wafer fabrication involves a highly sophisticated, complex process that is extremely sensitive to contamination. Integrated circuit manufacturing costs are primarily determined by circuit size because the "yield" of good circuits per wafer generally increases as a function of smaller die. Other factors affecting costs include wafer size, number of process steps, costs and sophistication of manufacturing equipment, packaging type, process complexity and cleanliness. IDT's manufacturing process is complex, involving a number of steps including wafer fabrication, plastic or ceramic packaging, burn-in and final test. From time to time the Company has experienced manufacturing problems which have caused delays in shipments or increased costs. There can be no assurance that IDT will not experience manufacturing problems in the future.

The Company utilizes proprietary CMOS and BiCMOS process technologies. The Company's current CMOS and BiCMOS technologies permit sub-micron geometries. BiCMOS, a more costly process, is used for applications requiring higher speeds. The Company anticipates that it will use its BiCMOS technologies for those applications requiring highest speed. Because BiCMOS is a more costly manufacturing process, these devices must sell for substantial premiums to compensate for their higher costs.

The Company currently operates two submicron wafer fabrication facilities in San Jose and Salinas, California. The Salinas facility, first placed in production in 1985, has a 20,000 square foot class 3 five-inch wafer fabrication line. The Company plans to expand production capacity by converting this facility to six-inch wafer manufacturing. The San Jose facility has a 25,000 square foot class 1 (less than one particle 0.5 micron or greater in size per cubic foot) six-inch wafer fabrication line which was first placed in production in March 1991. The San Jose facility currently operates at approximately 70% of its ultimate capacity, whereas the Salinas facility runs at approximately 95% of capacity. IDT has attempted to procure some of its older designed die through outside foundries. However, the Company has experienced difficulty in procuring the state-of-the-art
wafers required by its products.   IDT is actively investigating increasing
its wafer fabrication capacity through increasing equipped production capacity at its San Jose and Salinas facilities, acquiring existing facilities or construction of a new factory, which might involve one or more strategic partners.

In addition, IDT operates a 100,000 square foot component assembly and test facility in Penang, Malaysia. The Company has announced plans to construct an additional 40,000 square foot building on its vacant land in Penang to further expand its test and assembly operations there. More than 85% of IDT's products are tested in its Malaysian facility. IDT also uses subcontractors, principally in Korea and the Philippines, to perform some assembly operations. If IDT were unable to assemble or test products offshore, or if air transportation to these locations were curtailed, the Company's operations could be materially adversely affected. Additionally, foreign manufacture exposes IDT to political and economic risks, including expropriation, foreign government regulations, currency controls, exchange rate fluctuations and changes in tax and freight rates and exemptions for taxes and tariffs. IDT is insured for certain of these risks. In addition to this offshore assembly and test capability, the Company has capacity for low-volume, quick turn assembly in Santa Clara as well as limited test capability in Santa Clara, San Jose and Salinas. Assembly and test of memory modules and RISC subsystems takes place at subcontractors and in the Company's facilities in both San Jose and Santa Clara.


Raw Material Availability

Generally the Company has been able to arrange for multiple sources of supply, but the number of vendors capable of delivering certain raw materials, such as silicon wafers, ultra-pure metals, chemicals and gases is very limited. Some of the Company's packages, while not unique, have very long lead times and are available from only a few suppliers. While
IDT has not experienced any difficulties recently, from time to time vendors have extended lead times or limited supply to the Company due to capacity constraints. These circumstances could reoccur and could adversely affect IDT.


Environmental Compliance

IDT's manufacturing sites are subject to numerous environmental laws and regulations, particularly with respect to industrial waste and emissions. Compliance with these laws and regulations has not had a material impact on the Company's capital expenditures, earnings or competitive position. There can be no assurance that changes in such laws and regulations or problems at the Company's facilities would not have adverse effects in the future.


Marketing and Customers

IDT markets and sells its products primarily to original equipment manufacturers (OEMs) through a variety of channels, including a direct sales force, distributors and independent sales representatives.

The Company's direct sales personnel are located at the Company's headquarters and in 17 sales offices in key domestic geographic areas and are primarily responsible for marketing and sales in those areas. Distributors typically maintain an inventory of IDT products and often handle small or rush orders. Pursuant to distribution agreements, the Company grants distributors the right to return slow moving products for credit against other products and offers protection to the distributors against inventory obsolescence or price reductions. IDT utilizes two national and four regional distributors in the United States. Subsequent to the close of fiscal 1994, the Company announced that it had franchised a third national distributor for IDT's products. These distributors generally carry a wide variety of products, including products offered by IDT's competitors. Independent sales representatives generally take orders on an agency basis and the Company ships directly to the customer. The representatives receive commissions on all products shipped to customers in their geographic area.

International sales are controlled by IDT's subsidiaries located in France, Germany, Hong Kong, Italy, Japan, Sweden and the United Kingdom. The majority of export sales is through international distributors, which tend not to carry inventory or carry significantly smaller levels compared to domestic distributors. During fiscal 1994, 1993 and 1992, export sales accounted for 32%, 36% and 30% of total revenues, respectively. See
Note 12 "Industry Segment, Foreign Operations" of Notes to the Consolidated Financial Statements. Sales outside the United States are typically denominated in local currencies, except for those made through IDT's Hong Kong subsidiary which are denominated in U.S. dollars. Export sales are subject to certain risks, including currency controls and fluctuations, changes in local economic conditions, import and export controls, and changes in tax laws, tariffs and freight rates.

No single customer or distributor accounted for more than 10% of net revenues in fiscal 1993 and 1992. During fiscal 1994, two of the Company's national distributors became one entity and accounted for 15% of net revenues. If these two distributors had been a single entity during fiscal 1993 and 1992, it would have accounted for 16% and 17%, respectively, of IDT's total revenues.

Backlog

IDT manufactures and markets primarily standard parts. Sales are made pursuant to standard purchase orders, which are frequently revised during the agreement term to reflect changes in the customer's requirements. The Company has also entered into master purchase agreements with several of its OEM customers. These agreements do not require the OEMs to purchase minimum quantities of the Company's products. Product deliveries are scheduled upon the Company's receipt of purchase orders under the related OEM agreements. Generally, these purchase orders and OEM agreements also allow customers to reschedule delivery dates and cancel purchase orders without significant penalties. Orders are frequently rescheduled, revised or canceled. In addition, distributor orders are subject to price adjustments both prior to, and occasionally after, shipment. For these reasons, IDT believes that its backlog, while useful for scheduling production, is not necessarily a reliable indicator of future revenues.

Research and Development

The markets serviced by IDT are characterized by rapid technological changes and advances. IDT's competitive position has been established, to a large extent, through its emphasis on the development of proprietary products as well as enhanced performance industry standard products. In addition, the Company continues to refine its CMOS and BiCMOS process technologies to increase the speed and density of circuits in order to provide its customers with advanced products that will enhance their competitive positions. IDT's current activities are focused on the design of new circuits with higher performance capabilities utilizing consistently reproducible low-cost manufacturing technologies.

In fiscal 1992, the Company purchased approximately 48% of the common stock and a majority of the preferred stock of Quantum Effect Design, Inc. (QED), a newly formed corporation. Pursuant to a development agreement between the Company and QED, QED is developing derivative products based on MIPS new 64-bit microprocessor, initially to address applications arising from the porting of Microsoft's Windows NT operating system to the MIPS RISC platform. IDT will own such derivative products, subject to the payment of royalties and other fees to QED. In an effort to increase market acceptance of these products as they are developed, IDT has licensed Toshiba and NKK to manufacture and market these products. The first of these products, the R4600 Orion processor, was successfully introduced in fiscal 1994. There can be no assurance that QED will successfully develop other such products or that any such products will be accepted in the market.

The Company believes that a continued high level of research and development expenditure is necessary to retain its competitive position. The Company spent 19%, 23% and 26% of net sales on research and development in fiscal 1994, 1993, and 1992, respectively.

Employees

At April 3, 1994, IDT and its subsidiaries employed approximately 2,615 people worldwide. IDT's success depends in part on its ability to attract and retain qualified personnel. Since its founding, the Company has implemented policies enabling its employees to share in IDT's success. Examples are available stock option, stock purchase, profit sharing and special bonus plans for key contributors. IDT has never had a work stoppage, no employees are represented by a collective bargaining agreement, and the Company considers its employee relations to be good.


Competition

The semiconductor industry is highly competitive and is characterized by rapid technological advances, cyclical market patterns, price erosion, evolving industry standards, occasional shortages of materials and high capital equipment costs. Many of the Company's competitors have substantially greater technical, marketing, manufacturing and financial resources than IDT. In addition, there are several foreign competitors, some of whom receive assistance from their host governments in the form of research and development loans and grants and reduced capital costs. The Company competes in different product areas, to varying degrees, on the basis of price, performance, availability and quality.

IDT's competitive strategy is to focus on markets which characteristically have less foreign competition and to differentiate its products through high performance, unique configurations and proprietary features or to offer industry standard products with higher speeds and/or lower power consumption. There can be no assurance that price competition, introductions of new products by IDT's competitors, delays in product introductions by IDT or other competitive factors will not have a material adverse effect on the Company in the future.


Intellectual Property and Licensing

IDT has obtained 37 patents in the United States, 9 patents abroad and has approximately 100 inventions in various stages of the patent application process. The Company intends to continue to increase the scope of its patents. There can be no assurance that any patents issued to the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide competitive advantages to the Company. The Company also relies on trade secret, copyright, and trademark laws to protect its products, and a number of the Company's circuit designs are registered pursuant to the Semiconductor Chip Protection Act of 1984.
This Act gives protection similar to copyright protection for the patterns which appear on integrated circuits and prohibits competitors from making photographic copies of such circuits.

IDT has been notified that it may be infringing patents issued to others and in the past has been involved in patent litigation, which adversely affected its operating results. There can be no assurance that additional intellectual property claims will not be made against the Company in the future. The Company believes that licenses, to the extent required, will be available in connection with these claims. No assurance can be given, however, that the terms of any offered license will be favorable. Should licenses from any such claimant be unavailable, the Company may be required to discontinue its use of certain processes or the manufacture, use and sale of certain of its products or to develop noninfringing technology. If IDT is unable to obtain any necessary licenses, pass any increased cost of patent licenses on to its customers, or develop noninfringing technology, the Company could be materially adversely affected.

In 1988, IDT entered into a manufacturing, marketing and purchase agreement with MIPS Computer Systems which allows IDT to manufacture and market the complete MIPS family of RISC microprocessors and related software and to modify the MIPS microprocessors to create subsets and supersets.

The Company, consistent with normal industry practices, entered into two five-year patent cross-license agreements during fiscal 1993, in settlement of patent litigation with AT&T and Texas Instruments (TI). Under the agreement with AT&T, IDT made a lump-sum payment and issued shares of its Common Stock to AT&T, granted a discount on future purchases, and gave credit for future purchases of technology on a non-exclusive basis. Under the agreement with TI, IDT granted to TI a license to certain IDT technology and products, guaranteed TI that it will realize certain revenues from the technology and products, and is required to develop certain products which will be manufactured and sold by both IDT and TI.

During fiscal 1993, the Company entered into a five-year patent cross-license agreement with Motorola which obligated the Company to pay royalties dependent upon the level of the Company's profitability. The agreement specifies minimum annual royalties and maximum royalties over the term of the agreement. See Note 13 "Cross License Agreement" of Notes to the Consolidated Financial Statements.


ITEM 2.        PROPERTIES

The Company presently occupies six major facilities in California and Malaysia as follows:

Facility                                   Square Feet      Location
Wafer fabrication, SRAM and multi-port
  memory operations                             95,000      Salinas
Logic and RISC microprocessor operations        62,000      Santa Clara
Administration and sales                        43,700      Santa Clara
Administration and RISC SubSystems              50,000      Santa Clara
Assembly and test                              100,000      Penang, Malaysia
Wafer fabrication, process technology
  development, FIFO, memory subsystems
  operations and research and development      136,000      San Jose

IDT leases its Salinas and Santa Clara facilities under leases expiring through 2000. IDT is currently negotiating the renewal of its Salinas lease. Each of IDT's other leases has a renewal option for a term of five years. The Company owns its Malaysian and San Jose facilities, although the Malaysian facility is subject to long-term ground leases and the San Jose facility is subject to a mortgage. IDT leases offices for its sales force in 17 domestic locations as well as London, Milan, Munich, Paris, Stockholm, Hong Kong and Tokyo. See Note 7 - "Commitments" of Notes to Consolidated Financial Statements for information concerning IDT's obligations under operating and capital leases. The Company believes its existing facilities and equipment, coupled with its announced capacity expansion in Malaysia and the planned conversion of its Salinas wafer fabrication line to six-inch wafer manufacturing capability along with continued capacity increases in test equipment, are adequate to meet its current requirements. IDT is also investigating either acquiring wafer fabrication capacity from existing facilities or contemplating constructing a new factory, which might involve one or more strategic partners.

ITEM 3.         LEGAL PROCEEDINGS

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Registrant or any of its subsidiaries is a party, or of which any of their property is the subject.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

No matters were submitted to a vote of the Company's securityholders during the last quarter of the fiscal year ended April 3, 1994.

Executive Officers of the Registrant
The following information as of May 3, 1994 is provided with respect to each executive officer of the Company.

  Name                 Age          Position

  D. John Carey         58          Chairman of the Board
  Leonard C. Perham     51          Chief Executive Officer, President
  William Cortelyou     38          Vice President, Wafer Operations
  Robin H. Hodge        54          Vice President, Assembly and Test
  Alan H. Huggins       41          Vice President, Memory Division
  Larry T. Jordan       49          Vice President, Marketing
  Daniel L. Lewis       45          Vice President, Sales
  Chuen-Der Lien        38          Vice President, Technology Development
  Jack Menache          51          Vice President, General Counsel and
						    Secretary
  Richard R. Picard     46          Vice President, Logic and Microprocessor
						    Products
  William D. Snyder     49          Vice President, Finance and
						    Chief Financial Officer

Background of Executive Officers

Mr. Carey served as Chief Executive Officer from 1982 until his resignation in April 1991 and was President from 1982 until 1986. He was elected to the Board of Directors in 1980 and has been Chairman of the Board since 1982.

Mr. Perham joined IDT in October 1983 as Vice President and General Manager, SRAM Division. In October 1986, Mr. Perham was appointed President and Chief Operating Officer of the Company. In April 1991, Mr. Perham was elected Chief Executive Officer.

Mr. Cortelyou joined the Company in 1982. In January 1990, he was elected Vice President, Wafer Operations, Salinas. Mr. Cortelyou currently serves as Vice President, Wafer Operations.

Mr. Hodge joined IDT as Director of Assembly Operations in 1989. In January 1990, Mr. Hodge was elected Vice President, Assembly Operations. Mr. Hodge currently serves as Vice President, Assembly and Test. From 1983 until joining IDT, Mr. Hodge was director of Assembly Operations for Maxim Integrated Products.

Mr. Huggins joined IDT in 1983 and was elected as Vice President in 1987. Mr. Huggins currently serves as Vice President, Memory Division.

Mr. Jordan joined IDT in July 1987 as Vice President of Marketing.

Mr. Lewis joined IDT in 1984 as Eastern Area Sales Manager. In 1991, he was elected as Vice President, Sales.

Dr. Lien joined IDT in 1987. He was elected Vice President, Technology Development in 1992.

Mr. Menache joined IDT as vice President, General counsel and Secretary in September 1989. From April 1989 until joining IDT, he was General
Counsel of Berg & Berg Developers. From 1986 until April 1989, he was Vice President, General Counsel and Secretary of The Wollongong Group Inc.

Mr. Picard joined IDT in 1985. In 1989 he was elected Vice President, Static RAM Product Line. Mr. Picard currently serves as Vice President, Logic and Microprocessor Products.

Mr. Snyder joined the Company as Treasurer in 1985. In May 1990, he was elected Vice President, Corporate Controller, and in September 1990
Mr. Snyder was elected Vice President, Finance and Chief Financial Officer.


ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
       	 MATTERS

Quarterly Market and Dividend Information

                        			       Year Ended April 3, 1994
                   		First      Second      Third       Fourth
		                   Quarter    Quarter     Quarter     Quarter

Bid Quotations
  Low                $ 6 1/4    $ 10 3/8    $ 11 1/2    $ 13 1/2
  High                11 3/8      19 1/2      19 3/4      34 3/8

                       			       Year Ended March 28, 1993

Bid Quotations
  Low                $ 3 3/4    $  3 1/2    $  4        $ 6 1/4
  High                 6           5           6 3/4      8 3/8

The Company's Common Stock is traded in the over-the-counter market under the symbol "IDTI". The table sets forth the range of high and low bid quotations per share of Common Stock for each quarter, as reported by the National Association of Securities Dealers Automatic Quotation (NASDAQ) System.

As of April 3, 1994 there were 868 shareholders of record.

The Company has not regularly paid cash dividends. It is the present policy of the Company to reinvest earnings in the Company to finance expansion of the Company's operations, and the Company does not expect to pay dividends for the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

(in thousands, except per share and employee data)

                              					 Fiscal Year Ended

              		       April 3   March 28  March 29  March 31  April 1
                		       1994      1993      1992      1991      1990

Revenues               $330,462  $236,263  $202,734  $198,559  $209,475
Net income (loss)      $ 40,165  $  5,336  $(32,808) $  1,226  $ 17,007
Net income (loss)
  per share            $   1.21  $    .18  $  (1.25) $    .05  $    .66
Shares used in
  computing net
  income (loss)
  per share              33,116    29,701    26,255    26,070    25,668
Total assets           $349,571  $239,994  $229,730  $258,626   $261,538
Long-term obligations,
  excluding current
  portion              $ 37,462  $ 48,987  $ 53,050  $ 62,664   $ 68,083
Shareholders' equity   $224,367  $117,760  $104,602  $134,524   $130,704
Research and
  development expenses $ 64,237  $ 53,461  $ 52,044  $ 50,848   $ 41,644
Number of employees       2,615     2,414     2,159     2,052      2,090


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table contains certain amounts, and the amounts as a percentage of revenues, reflected in the Company's consolidated financial statements of operations for the 1994, 1993, and 1992 fiscal years.

(dollars in millions)      1994      %      1993      %     1992      %

Net revenues               $330.4  100.0    $236.3  100.0   $202.7  100.0

Cost of revenues            159.6   48.3     132.3   56.0    126.8   62.6

Operating expenses:
 Research and development    64.2   19.4      53.5   22.6     52.0   25.7
 Selling, general and
  administrative             54.3   16.5      39.5   16.7     48.7   24.0
 Restructuring charge                                          4.5    2.2

Operating income (loss)      52.3   15.8      11.0    4.7    (29.3) (14.5)

Net interest expense          2.1    0.6       4.7    2.0      5.5    2.7

Provision (benefit) for
 income taxes                10.0    3.0       1.0    0.4     (2.0)  (1.0)

Net income (loss)           $40.2   12.2      $5.3    2.3   $(32.8) (16.2)


Overview

Fiscal 1994 was an outstanding year in virtually every respect. IDT recorded record revenue, pretax income as a percentage of revenue, earnings per share, revenue per employee and new orders. As a result of a secondary stock offering and an improvement in operating cash flow, IDT's cash, cash equivalents and short-term investments improved by approximately
$97 million over the prior year, while total liabilities increased less than $3 million. Demand was strong in the U.S. across all products.
For the second consecutive year, European sales increased, driven in part by strong demand from the telecommunications sector. Late in the year Japanese orders showed signs of recovery. As IDT utilized more of its installed manufacturing capacity, significantly improved gross margins were realized. Finally the Company released several significant new products including the R4600, or Orion microprocessor.


Results of Operations

Net revenue in fiscal 1994 was $330.4 million, a 40% increase over 1993 revenue of $236.3 million and a 63% increase over fiscal 1992 revenue of $202.7 million. Growth in fiscal 1994 was across all product segments, with the microprocessor segment most pronounced on a percentage basis. In mid-year, prices on certain products rose dramatically due to concerns about availability of plastic packaged products, but by year end prices returned to normal levels. Demand outstripped supply on some products and IDT responded by ordering incremental wafer fabrication equipment, some of which will be received in fiscal 1995. Fiscal 1993 revenue growth was attributed to increases in demand for products across all market segments.

As a percentage of net revenues, gross margin was 51.7% in fiscal 1994 compared to 44.0% in fiscal 1993 and 37.4% for fiscal 1992. The improvement in fiscal 1994 can be attributed to greater capacity utilization, which in turn lowered average wafer manufacturing costs, significant increases in die per wafer due to wafer fabrication process improvements, and a mix shift to products with higher average selling prices, particularly microprocessors. In fiscal 1992, gross margin was negatively influenced by $14.9 million of charges associated with writeoffs of inventory and underutilized capital equipment. Were it not for those charges, fiscal 1992 gross margin would have been similar to fiscal 1993.

Research and development (R & D) expense increased 20% in fiscal 1994 compared to fiscal 1993, but decreased as a percentage of net revenue from 22.6% of 1993 revenue to 19.4% of fiscal 1994 revenue. 1992 R & D spending was 25.7% of revenue. The Company continues to invest in process technology and introduced CEMOS 7, a .6 micron technology used in a substantial portion of its manufacturing process. As previously mentioned, a number of new products, highlighted by the R4600 Orion microprocessor, were introduced in fiscal 1994. During fiscal 1995, IDT expects R & D spending to decrease slightly as a percentage of revenue while increasing in dollars. The Company believes that continued high levels of investment in R & D, both internally and with technology partners, leads to new processes and products, both of which are critical elements in offering proprietary products, resulting in enhanced gross margins.

Selling, general and administrative (SG&A) expenses increased 37% compared to fiscal 1993. This was due in part to increases in bonuses for management, employee profit sharing and the variable selling expenses associated with a 40% revenue increase. SG&A spending declined slightly from 16.7% of fiscal 1993 revenue to 16.5% of fiscal 1994 revenue. Fiscal 1992 SG&A costs, which were significantly impacted by patent litigation expenses and an increase in the provision for bad debts, were 24.0% of revenue. Patent litigation expenses accrued in fiscal 1992 were resolved in fiscal 1993 and, as a consequence, the reversal of a portion of the 1992 accruals benefited fiscal 1993 results.

IDT incurred approximately $4.5 million of restructuring charges in fiscal 1992 associated with the closing of its oldest wafer fabrication line and a reduction in workforce. No such expense was incurred in either fiscal 1993 and 1994.

Fiscal 1994 interest expense declined to $5.2 million compared to $5.9 million and $7.0 million in fiscal years 1993 and 1992, respectively. Interest expense has decreased as IDT's asset secured debt has declined. IDT continues to incur interest on a long-term obligation associated with a patent cross-license which did not exist in fiscal 1992 and insignificant in fiscal 1993. The Company expects a small decline in interest expense in fiscal 1995 as reduced debt balances will more than offset accretion of the long-term obligation.

Interest income and other, net increased to $3.1 million in fiscal 1994 compared to $1.1 million and $1.6 million in fiscal years 1993 and 1992, respectively. Fiscal 1994 was favorably impacted by higher cash balances available for investment, gains on the disposition of assets, and royalty income. IDT expects interest income and other, net to increase in fiscal 1995 due to significantly higher cash balances available for investment.

The effective tax rate in fiscal 1994 was 20%. Because of tax benefits available from the Company's Malaysian operation, valuation allowances which could be reversed and other tax credits available at both the federal and state level the Company does not expect to record the full statutory (35%) tax rate in fiscal 1995.

Liquidity and Capital Resources

The Company's financial position improved considerably during fiscal 1994. Cash and cash equivalents and short-term investments rose by $97.4 million to $121.8 million. Working capital increased from $51.4 million to $143.2 million. The current ratio improved from 1.84 to
2.81. This growth was due to improved profitability, a secondary stock offering yielding net proceeds of approximately $46.8 million and a dramatic improvement in accounts receivable turnover, which ended below 45 days outstanding on a trailing twelve month basis.

During fiscal 1994 IDT made cash payments of $38.1 million for additional capital equipment principally for its wafer fabrication operations. The Company paid down $23.3 million of equipment secured debt. A significant source of funds was IDT's several employee stock plans which generated an additional $8.9 million cash.

IDT's operating plan for fiscal 1995 provides for capital equipment expenditures of approximately $65 million, principally for additional equipment for the San Jose wafer fabrication plant and the conversion of the Salinas wafer fabrication line to six-inch capability. The Company expects to fund this expansion through existing cash balances, cash flow from operations and equipment secured or other debt financings.

Factors Affecting Future Results

During fiscal 1994, IDT experienced consistently improved quarterly financial results and stronger bookings. Nonetheless the Company and semiconductor industry in general are subject to a number of uncertainties. IDT is impacted by shortening product life cycles, continuous evolution of process technology, the ability to secure intellectual property rights, high fixed costs and the need for large additions of wafer fabrication capacity as well as general world economic conditions. In the semiconductor industry generally, revenues are generated after a considerable amount of time and financial resources are invested in product and process development. There can be no assurance that IDT's efforts will result in successful new products.
In addition, a significant number of the Company's growth opportunities are dependent on successful penetration of new, high volume desk top computer, workstation, telecommunications and office automation segments of the electronics market where the Company will face substantial competition from many well-funded competitors.

No assurance can be given that market demand or customer acceptance will be realized; that such demand will be sustainable; that competitors will not force prices to fall to unacceptable levels or take market share from the Company; or that IDT can achieve or maintain profits in these markets. Also, some of the Company's customers in these markets are less well established, which could subject IDT to increased credit risk.

IDT intends to convert its Salinas wafer fabrication line from a five inch to six inch facility in fiscal 1995. Problems with the installation of new equipment or conversion of old equipment could cause disruptions in the manufacturing flow, thus adversely impacting revenues.

IDT's stock price has been subject to considerable volatility. If revenues or earnings fail to meet expectations of the investment community, there could be an immediate and significant impact on the price for IDT's stock.


ITEM 8     FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL INFORMATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES COVERED BY REPORT OF INDEPENDENT ACCOUNTANTS

Consolidated Financial Statements included in Item 8:

Report of Independent Accountants

Consolidated Balance Sheets at April 3, 1994 and March 28, 1993

Consolidated Statements of Operations for each of the three fiscal years in the period ended April 3, 1994

Consolidated Statements of Cash Flows for each of the three fiscal years in the period ended April 3, 1994

Consolidated Statements of Shareholder's Equity for each of the three fiscal years in the period ended April 3, 1994

Notes to consolidated financial statements

Schedules for each of the three years in the period ended April 3, 1994 included in Item 14(d):

     I     Short-term investments
     V     Property, plant and equipment
     VI    Accumulated depreciation and amortization of property, plant
     	     and equipment
     VIII  Valuation and qualifying accounts
     IX    Short-term borrowings
     X     Supplementary income statement information

All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements or notes thereto.

Report of Price Waterhouse, Independent Accountants
To the Shareholders and Board of Directors of Integrated Device Technology,
Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Integrated Device Technology, Inc. and its subsidiaries at April 3, 1994 and March 28, 1993, and the results of their operations and their cash flows for each of the three years in the period ended April 3, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management;
our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE
San Jose, California
April 27, 1994


CONSOLIDATED BALANCE SHEETS



                               					 April 3, 1994      March 28, 1993
(In thousands, except share data)

ASSETS
Current assets:
  Cash and cash equivalents                  $88,490           $22,529
  Short-term investments                      33,351             1,877
  Accounts receivable, net of allowance
    for returns and doubtful accounts of
    $4,129 and $2,994                         40,643            43,190
  Inventory                                   29,855            27,237
  Deferred tax assets                         26,276            15,270
  Prepayments and other current assets         3,858             2,825

Total current assets                         222,473           112,928

Property, plant and equipment , net          120,838           118,837
Other assets                                   6,260             8,229

TOTAL ASSETS                                $349,571          $239,994


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                           $15,925           $15,819
  Accrued compensation and related expense    16,528             7,399
  Deferred income on shipments to
    distributors                              17,592            10,450
  Income taxes payable                         1,964               878
  Other accrued liabilities                   13,032             7,524
  Current portion of long-term obligations    14,184            19,467

Total current liabilities                     79,225            61,537

Long-term obligations                         37,462            48,987

Deferred tax liabilities                       8,517            11,710

Commitments and contingencies

Shareholders' equity :
  Preferred stock; $.001 par value:
    5,000,000 shares authorized;
    no shares issued
  Common stock; $.001 par value: 65,000,000
    shares authorized; 33,405,552 and
    28,377,721 shares issued and outstanding       33               28
  Additional paid-in capital                  160,221           93,731
  Retained earnings                            64,517           24,352
  Cumulative translation adjustment              (404)            (351)

Total shareholders' equity                    224,367          117,760


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $349,571         $239,994


The accompanying notes are an integral part of these financial statements.



CONSOLIDATED STATEMENTS OF OPERATIONS

                                 					 FISCAL YEAR ENDED

                   			    April 3, 1994   March 28, 1993   March 29, 1992

(In thousands, except per share data)

Revenues                       $330,462       $236,263         $202,734

Cost of revenues                159,627        132,285          126,819


Gross profit                    170,835        103,978           75,915


Operating expenses:
  Research and development       64,237         53,461           52,044
  Selling, general and
    administrative               54,329         39,511           48,721
  Restructuring charge                                            4,466

Total operating expenses        118,566         92,972          105,231

Operating income (loss)          52,269         11,006          (29,316)

Interest expense                 (5,165)        (5,855)          (7,045)

Interest income and other, net    3,102          1,127            1,593


Income (loss) before provision
  (benefit) for income taxes     50,206          6,278          (34,768)

Provision (benefit) for
  income taxes                   10,041            942           (1,960)

Net income (loss)               $40,165         $5,336         ($32,808)

Net income (loss) per share      $ 1.21          $ .18          $ (1.25)

Shares used in computing
  net income (loss) per share    33,116         29,701           26,255


The accompanying notes are an integral part of these financial statements.



CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     					    FISCAL  YEAR  ENDED

(In thousands)                           April 3,    March 28,    March 29,
	                                 				    1994         1993         1992

Operating activities:
  Net income (loss)                       $40,165      $5,336     ($32,808)
  Adjustments:
    Depreciation and amortization          37,594      37,140       40,787
    Provision for losses on
      accounts receivable                     476        (742)       1,222
    Restructuring charges                                            4,466

    Changes in assets and liabilities:
      Accounts receivable                   2,071      (6,167)      (1,926)
      Inventory                            (2,618)     (3,843)       8,670
      Deferred tax assets                 (10,897)      2,616        2,324
      Other assets                         (1,247)       (391)       2,180
      Accounts payable                        106        (804)           5
      Accrued compensation and
       	related expense                     9,799       3,158         (157)
      Deferred income to distributors       7,142       1,093          610
      Income taxes payable                 11,574         477          722
      Other accrued liabilities             5,885        (679)       5,816

Net cash provided by operating activities 100,050      37,194       31,911

Investing activities:
  Additions to property, plant
    and equipment                         (38,083)    (28,188)     (25,706)
  Proceeds from sale of equipment             671         178          416
  Purchases of short-term investments     (40,221)     (4,927)     (18,458)
  Proceeds from sales of short-term
    investments                             8,747       4,110       27,624

Net cash used for investing activities    (68,886)    (28,827)     (16,124)

Financing activities:
  Issuance of common stock, net            55,337       2,981        2,358
  Proceeds from borrowings                  2,731      32,161       11,665
  Payment on capital leases and
    other debt                            (23,271)    (41,006)     (21,423)

Net cash provided (used) for financing
  activities                               34,797      (5,864)      (7,400)


Net increase in cash and cash equivalents  65,961       2,503        8,387

Cash and cash equivalents at
  beginning of period                      22,529      20,026       11,639

Cash and cash equivalents at
  end of period                           $88,490     $22,529      $20,026


Supplemental disclosure of cash flow information:
  Interest paid                             4,713       5,893        6,876
  Income taxes paid (refunded)              9,163      (2,050)      (5,638)
  Issue of Common Stock for
    acquisition of technology                           7,738
  Tax benefits from exercise of
    Stock Options                          10,488         582          477

The accompanying notes are an integral part of these financial statements.



CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                          				   Additional        Cumulative  Total
           		      Common Stock  Paid-In   Retained Translation Shareholders'
		                Shares  Amount Capital   Earnings Adjustment  Equity
(In thousands, except share data)

Balance,
  March 31, 1991  25,889,601  $26   $82,834   $51,824    ($160)    $134,524

  Issuance of
    common stock     664,130    1     2,358                           2,359
  Tax benefits of
    stock option
    transactions                        477                             477
  Translation
    adjustment                                              50           50
  Net loss                                    (32,808)              (32,808)

Balance,
  March 29, 1992   26,553,731   27    85,669   19,016     (110)     104,602


  Issuance of
    common stock    1,823,990    1     7,480                          7,481
  Tax benefits of
    stock option
    transactions                         582                            582
  Translation adjustment                                   (241)       (241)
  Net income                                    5,336                 5,336

Balance,
  March 28, 1993   28,377,721   28     93,731  24,352      (351)    117,760


  Issuance of
    common stock    2,027,831    2      9,241                         9,243
  Issuance of
    common stock at
    $15.71 per share,
    pursuant to
    public offering,
    net of expenses
    of $366         3,000,000    3     46,761                        46,764
  Tax benefits of
    stock option
    transactions                       10,488                        10,488
  Translation adjustment                                    (53)        (53)
  Net income                                   40,165                40,165

Balance,
  April 3, 1994    33,405,552  $33   $160,221  $64,517    ($404)   $224,367

The accompanying notes are an integral part of these financial statements.



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1  Summary of Significant Accounting Policies

Basis of Presentation     The consolidated financial statements include
the accounts of Integrated Device Technology, Inc. (IDT or "the Company") and all of its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Fiscal year     The Company's fiscal year ends on the Sunday nearest
March 31. Fiscal years 1993 and 1992 each included 52 weeks. The fiscal year ended on April 3, 1994 was a 53-week year. The fiscal year end of certain of the Company's foreign subsidiaries are March 31, and the results of their operations as of their fiscal year end have been combined with the Company's results of operations as of April 3, 1994. Transactions during the intervening period were not significant.

Cash, Cash Equivalents and Short-term Investments Cash equivalents are highly liquid investments with original maturities of three months or less at the time of acquisition or with guaranteed on-demand buy-back provisions. Short-term investments are valued at amortized cost, which approximates market and consist primarily of time deposits, corporate notes, and treasuries. Short-term investments have maturities greater than three months and less than one year. Cash equivalents and short-term investments included certificates of deposit totaling $10,603,000 and $9,349,000 at April 3, 1994 and March 28, 1993, respectively.

The Company will adopt Statement of Financial Accounting Standards (FAS) 115, "Accounting for Certain Investments in Debt and Equity Securities" effective April 4, 1994 as required by that pronouncement. The Statement requires reporting of investments as either held to maturity, trading or available for sale. The Company's investments will be classified as available for sale. The effect of adoption was not material as of April 3, 1994.

Inventory Inventory is stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market. Market is based upon estimated realizable value reduced by normal gross margin. Inventory at April 3, 1994 and March 28, 1993 was:

(in thousands)                     April 3, 1994     March 28, 1993
Inventory:
  Raw materials                    $    2,834        $     3,117
  Work-in-process                      10,201             13,494
  Finished goods                       16,820             10,626

                            				   $   29,855        $    27,237


Property, Plant and Equipment Property, plant and equipment are stated at cost. Depreciation is computed for property, plant and equipment using the straight-line method over estimated useful lives of the assets. Leasehold improvements and leasehold interests are amortized over the shorter of the estimated useful lives of the assets or the remaining term of the lease. Accelerated methods of depreciation are used for tax computations. Property, plant and equipment at April 3, 1994 and March 28, 1993 were:

(in thousands)                     April 3, 1994     March 28, 1993
Property, plant and equipment:
  Land                             $     4,382       $     4,382
  Machinery and equipment              248,095           217,167
  Building and leasehold improvements   40,063            39,896
  Construction-in-progress                  76                10

                            				       292,616           261,455

  Accumulated depreciation and
    amortization                      (171,778)         (142,618)

                            				   $   120,838       $   118,837

Income Taxes     The Company adopted Statement of Financial Accounting
Standards (FAS) 109, "Accounting for Income Taxes" in the year ended March 28, 1993. The Company elected to apply the provisions of FAS 109 retroactively to the beginning of its year ended March 29, 1992. The adoption of FAS 109 changed the Company's method of accounting for income taxes from the deferred method to an asset and liability approach. The asset and liability approach requires that the expected future tax consequences of temporary differences between book and tax bases of assets and liabilities be recognized as deferred tax assets and liabilities.

Net Income (Loss) Per Share     Net income (loss) per share is computed
using the weighted average number of shares of common stock outstanding during the year, plus incremental common equivalent shares, if dilutive. Common stock equivalents consist of stock options (using the treasury stock method).

Revenue Recognition     Revenue from product sales is generally recognized
upon shipment and a reserve is provided for estimated returns and discounts. A portion of the Company's sales are made to distributors under agreements which allow certain rights of return and price protection on products unsold by the distributors; such sales and profits thereon are deferred until the products are resold by the distributors.

Reclassifications     Certain amounts in prior fiscal years' consolidated
financial statements and notes have been reclassified to conform with fiscal 1994 presentation.

Translation of Foreign Currencies     Amounts denominated in foreign
currencies have been translated in accordance with Statement of Financial Accounting Standards (FAS) 52. The functional currency for the Company's sales operations is the applicable local currency with the exception of the Hong Kong sales subsidiary whose functional currency and reporting currency is the U.S. dollar. For subsidiaries whose functional currency is the local currency, gains and losses resulting from translation of these foreign currencies into U.S. dollars are accumulated in a separate component of shareholders' equity. For the Malaysian manufacturing and the Hong Kong sales subsidiaries, where the functional currency is the U.S. dollar, gains and losses resulting from the process of remeasuring foreign currency financial statements into U.S. dollars are included in income. Aggregate net foreign currency transaction gains (losses) totaled $(232,000), $(93,000) and $(141,000) in fiscal 1994, 1993 and
1992, respectively. The effect of foreign currency exchange rate fluctuations on cash balances held in foreign currencies have not been material.

Foreign Exchange Contracts     The Company enters into forward exchange
contracts to hedge against the short-term impact of foreign currency fluctuations on certain assets denominated in foreign currencies. The total amount of these contracts is offset by the underlying assets denominated in foreign currencies. The gains or losses on these contracts are included in income as the exchange rates change and are offset by gains and losses on the underlying assets being hedged. At April 3, 1994, the Company had $12 million of forward exchange contracts outstanding, with maturity dates through July 1994.
The Company does not anticipate non-performance by the counterparties to these contracts.

Concentration of Credit Risk and Off-Balance-Sheet Risk     The Company
markets high-speed integrated circuits to OEMs and distributors primarily in the United States, Europe, and the Far East. The Company performs on-going credit evaluations of its customers' financial conditions and limits the amount of credit extended when deemed necessary but generally does not require collateral. Management believes that any risk of loss is significantly reduced due to the diversity of its products, customers and geographic sales areas. The Company maintains a provision for potential credit losses.

The Company sells a significant portion of its products through third-party distributors. As a result of the merger of two of the Company's national distributors, the receivable balance from the merged company is significant in aggregate for fiscal 1994. If the financial condition and operations of this distributor deteriorate below critical levels, the Company's operating results could be adversely affected. This distributor receivable balance represented 11% and 9% of total accounts receivable at April 3, 1994 and March 28, 1993, respectively.

The Company invests its cash and cash equivalents in time deposits, money market funds and commercial paper. Securities comprising cash equivalents and short-term investments are maintained with high quality institutions, the composition and maturities of which are regularly monitored by management. Generally, these securities maintain a highly liquid market and may be redeemed upon demand and, therefore, bear minimal risk. The Company has not experienced any material losses on its investments.

NOTE 2     Restructuring and Significant Other Events

In fiscal year 1992, the Company recorded $4.5 million of charges to net income relating to the abandonment of IDT's original wafer processing facility and product line reorganizations. The Company has substantially completed this restructuring.

Also in fiscal 1992, due to changes in the market, the Company revised its estimated useful lives and the future realizable values of several items. These charges included a $7.2 million writeoff of excess inventory and $5.4 million of writeoffs and changes in useful lives of underutilized capital assets. Also, due to specific events during the second fiscal quarter, the Company provided a $1.3 million reserve for doubtful accounts and recorded $6.4 million of accrued legal expenses. Subsequent developments and resolution of one of these legal matters led the Company to recognize a $1 million benefit during fiscal 1993.

NOTE 3     Other Assets - Intangibles

During fiscal 1993, IDT entered into various royalty-free patent cross-license agreements. The patents licenses granted to IDT under these agreements have been recorded at their cost of approximately $8,200,000 and are being amortized on a straight-line basis over five years. The amortization relating to patents licenses was $1,647,000 and $780,000 at April 3, 1994 and March 28, 1993, respectively.

NOTE 4     Long-Term Obligations

The Company leases certain equipment under long-term leases or finances purchases of equipment under bank financing agreements. Leased assets and assets pledged under financing agreements which are included under property, plant and equipment are as follows:

(in thousands)                     April 3, 1994        March 28, 1993

Building improvements              $     6,907          $     6,907
Machinery and equipment                 65,403               86,091
Accumulated depreciation and
  amortization                         (43,949)             (49,001)

                                   					28,361               43,997

The capital lease agreements and equipment financings are collateralized by the related leased equipment and contain certain restrictive covenants.

Future minimum payments under capital leases and equipment financing agreements, at varying interest rates (4.9% - 11%), are as follows:

(Fiscal Year)                                       (in thousands)
1995                                                $      14,339
1996                                                        5,898
1997                                                        3,075
1998                                                        1,486
1999                                                            3

Total minimum payments                                     24,801

Less interest                                               2,420

Present value of net minimum payments                      22,381

Less current portion                                       12,878

                                          						    $       9,503

During fiscal 1993, IDT recorded a long-term obligation in connection with the dismissal of certain litigation and entering into a patent cross-license agreement. The present values of the amount due at the end of the license term were $7,471,000 and $7,041,000 at April 3, 1994 and March 28, 1993, respectively. During the year, this amount payable has been reduced by an amount of royalty income pursuant to certain guaranteed revenues realized on sales of IDT's products. The Company is accreting $3.3 million in future interest charges from the recorded amount at April 3, 1994 to the amount due at the end of the term using the effective interest method.

NOTE 5     Long-Term Debt

Long-term debt consists of the following:

(in thousands)                    April 3, 1994      March 28, 1993

Mortgage payable bearing interest
at 9.625% due in monthly
installments of $142,000 including
interest through April 1, 2005.
The note is secured by property
and improvements in San Jose,
California.                            $ 11,543            $ 12,152

Term loan payable to a Malaysian
bank at 8% due in monthly
installments of $54,000
                                   					    791               1,448

                                   					 12,334              13,600

Less current portion                      1,306               1,188

                                   					 11,028              12,412

Principal payments required in the next five years and beyond are as follows (in thousands): $1306 (1995), $790 (1996), $752 (1997), $828 (1998),
$8,658 (Beyond 1998).

NOTE 6     Lines of Credit

The Company's Malaysian subsidiary has unsecured revolving lines of credit that allow borrowings up to $2,500,000 with three local banks. These lines have no expiration date. At April 3, 1994, there were no outstanding borrowings against these lines. The borrowing rate for these lines would be incurred at the local bank's cost of funds plus 0.75% to 1% (8.80-9.25% on April 3, 1994).

In fiscal 1994, the Company's Japanese subsidiary had an unsecured revolving line of credit that allowed borrowings up to approximately $1,940,000. The line of credit automatically extends until the Company requests termination. As of April 3, 1994, no amounts were outstanding under this line of credit. The borrowing rate for this line of credit is the local bank's short-term prime rate existing at the borrowing date plus 0.2%. At April 3, 1994, this short-term borrowing rate was 3.2%.

The Company also has foreign exchange contract facilities with several banks that allow the Company to enter into foreign exchange contracts of up to $30,000,000, of which $18,026,000 was available at April 3, 1994.


NOTE 7     Commitments

Lease Commitments     The Company leases most of its administrative and
several manufacturing facilities under operating lease agreements which expire through 1996. Two facilities were leased from a principal shareholder. The annual rent paid to this shareholder totaled approximately $1,396,000, $1,396,000 and $1,995,000 in fiscal 1994,
1993 and 1992, respectively. One shareholder lease expired during fiscal 1992 and the other will expire in June 1995.

The aggregate minimum rent commitments under all operating leases are as follows:

(Fiscal Year)                                          (in thousands)
1995                                                   $     4,122
1996                                                         2,902
1997                                                         2,217
1998                                                         1,924
1999                                                         1,933
2000 and thereafter                                          1,980

                                          						       $    15,078

Rent expense for the years ended April 3, 1994, March 28, 1993, and March 29, 1992 totaled approximately $3,488,000, $3,303,000 and $3,839,000, respectively.

As of April 3, 1994, four secured standby letters of credit were outstanding totaling $1,937,000. Three letters of credit are held in connection with the Company's workers compensation insurance and mature on June 30, 1994, June 30, 1995 and June 30, 1996. The fourth letter of credit secures the credit facility for the Company's Japanese subsidiary and matured on April 4, 1994.

NOTE 8     Fair Value Disclosures of Financial Instruments

The estimated fair value of financial instruments has been determined by the Company, using available market information and valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts.

The amounts reported for cash and cash equivalents, short-term investments, foreign exchange contracts, and the Malaysian term loan were considered to be a reasonable estimate of their fair value.

The fair values of short-term and long-term debt were based upon estimated interest rates available to the Company for issuance of debt with similar terms and remaining maturities for existing asset-secured equipment loans and capital leases. The estimated fair value of the Company's short-term and long-term debt at April 3, 1994 was $20,784,000. The fair value for the mortgage loan is $10,748,000 estimated using discounted cash flow analysis based on an estimated interest rate of 7.5% percent for similar types of borrowing arrangements.

The fair value estimates presented herein were based upon information available to management as of April 4, 1994. Although management is not aware of any factors that would materially affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of the consolidated financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

NOTE 9     Shareholders' Equity

Stock Option Plans     The Company has stock option plans under which
key employees, officers, directors and consultants may be granted options to purchase shares of the Company's common stock at prices which are not less than fair market value at the date of grant. Options granted are generally exercisable in 25% increments each year beginning one year after the grant date.

At April 3, 1994, options for 1,172,000 shares were exercisable at an aggregate exercise price of $4,856,000. At March 28, 1993, options for 2,093,853 shares were exercisable at an aggregate exercise price
$7,692,000.

Activity under the plans is summarized as follows:

                             					Options Outstanding
		                    Options
              		   Available for   Number     Price per Share     Aggregate
              		      Issuance                                      Price

Balance,
  March 31, 1991     1,463,734    4,391,764    $ 3.25 - $14.25   16,832,000
  Additional
    Authorization    1,500,000
  Granted           (2,697,815)   2,697,815    $ 3.75 - $ 9.50   14,459,000
  Surrendered,
    canceled
    or expired       1,807,581   (1,809,971)   $ 3.25 - $14.25  (11,321,000)
  Exercised                      (  464,036)   $ 3.25 - $ 5.13  ( 1,683,000)

Balance,
  March 29, 1992     2,073,500    4,815,572    $ 3.25 - $13.25   18,287,000
  Additional
    Authorization
  Granted           (1,358,323)   1,358,323    $ 3.625- $ 8.25    6,701,000
  Surrendered,
    canceled
    or expired         254,930   (  447,625)   $ 3.25 - $13.25   (1,810,000)
  Exercised                      (  529,371)   $ 3.25 - $ 7.50   (1,933,000)


Balance,
  March 28, 1993       970,107    5,196,899    $ 3.25 - $12.125  21,245,000
  Additional
    Authorization      975,000
  Granted           (1,850,234)   1,850,234    $ 7.00 - $25.375  26,599,000
  Surrendered,
    canceled
    or expired         284,010     (287,423)   $ 3.25 - $22.125  (1,738,000)
  Exercised                      (1,780,613)   $ 3.25 - $17.625  (6,695,000)

Balance,
  April 3, 1994        378,883    4,979,097    $ 3.25 - $25.375  39,411,000


Stock Purchase Plan    The Company has a stock purchase plan under which
employees and officers may purchase shares of the Company's Common Stock. The purchase price at which shares may be purchased under this plan is 85% of the lower of the fair market value on the first or last day of each quarterly plan period. As of April 3, 1994 and March 28, 1993, 1,457,771 and 1,277,328 shares,respectively, had been purchased by employees, net of repurchases by the Company, under the terms of the plan agreements. At
April 3, 1994, 567,229 shares were reserved and available for issuance under this plan.

Stockholder Rights Plan     In February 1992, the Board approved certain
amendments to the Company's Stockholder Rights Plan. Under the plan, the Company declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of common stock. Each Right entitles the holder, under certain circumstances, to purchase common stock of the Company with a value of twice the exercise price of the Right. In addition, the Board of Directors may, under certain circumstances, cause each Right to be exchanged for one share of common stock or substitute consideration. The Rights are redeemable by the Company and expire in 1998.

NOTE 10   Employee Benefits Profit Sharing Plan

Prior to September 24, 1993, under the profit sharing plan, the Board of Directors could authorize semiannual contributions of up to 10% of pre-tax earnings, before profit sharing, in connection with the Company's Profit Sharing Plan. Half of the annual contribution, net of expenses, was in the form of cash payments directly to all domestic and Malaysian employees meeting certain service criteria, and the residual half was contributed directly to the Company's Long-Term Incentive Plan.

The Company received approval from the IRS to terminate the Long-term Incentive Plan effective September 24, 1993. Effective this date, all shares were 100% vested and no additional shares of IDT stock will be added to this account. Beginning September 27, 1993, all IDT employees will receive an increase in their cash profit sharing from 5% to 7% and an additional 1% of pre-tax profits will be divided equally among all domestic employees and placed in their accounts under the Company 401(k) plan.

Administrative expenses are netted against the profit sharing plan contribution. Contributions for the years ended April 3, 1994 and March 28, 1993 were $5,128,000 and $477,000 respectively. There were no contributions for the year ended March 29, 1992.


NOTE 11    Income Taxes

The components of income before provision (benefit) for income taxes are as follows:
                     			   April 3,         March 28,          March 29,
(in thousands)                1994              1993               1992

    United States         $ 44,808          $  2,240           $(37,858)
    Foreign                  5,398             4,038              3,090

                     			  $ 50,206          $  6,278           $(34,768)


The provisions (benefits) for income taxes consist of the following:

                      			   April 3,         March 28,          March 29,
                     			      1994              1993               1992

Current income taxes
	 (benefits):
     United States         $ 14,699          ( 2,467)                242
     State                    4,039                0                   0
     Foreign                    798              102                 161

                     			   $ 19,536         $( 2,365)           $    403


Deferred (prepaid)
	 income taxes:
     United States         $ (5,379)        $  3,307            $( 2,363)
     State                   (4,116)               0                   0

                     			   $( 9,495)        $  3,307            $( 2,363)

Provision (benefit)
	 for income taxes         $ 10,041         $    942            $( 1,960)


Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of deferred assets and liabilities are as follows:


                               					  April 3, 1994      March 28, 1993
(in thousands)
Deferred tax assets:
  Deferred income on shipment
    to distributors                        $  7,466           $  4,330
  Non-deductible accruals and reserves       13,527              8,313
  Capitalized inventory and
    other expenses                            4,071              6,014
  Capitalized research & development            825                752
  Other                                         273                746
  Refund receivables                          2,451              3,560

  Total deferred tax asset                 $ 28,613           $ 23,715
  Valuation allowance                        (2,337)           ( 8,445)

  Net deferred tax asset                   $ 26,276           $ 15,270

Deferred tax liabilities:
  Depreciation                               (8,517)           (11,710)

  Total deferred tax liability             $ (8,517)          $(11,710)

  Net deferred tax asset                   $ 17,759           $  3,560

The provision (benefit) for income taxes differs from the amount computed by applying the U.S. statutory income tax rate of 35% for the year ended April 3, 1994 (34% for the years ended March 28, 1993 and March 29, 1992) to income before the provision (benefit) for income taxes as follows:


                            				    April 3,       March 28,        March 29,
(in thousands)                         1994            1993             1992

Provision at U.S. Statutory rate    $ 17,572        $ 2,134         $(11,821)
Earnings of foreign subsidiaries
   considered permanently
   reinvested, less foreign taxes       (951)        (1,701)         (   232)
General business credits              (2,710)             0          (   660)
Tax rate differential                 (1,167)           574            3,220
State Tax                              3,558              0                0
Valuation allowance                   (6,108)           414            8,031
Other                                   (153)        (  479)         (   498)

Provision (benefit) for
  income taxes                       $10,041        $   942         $( 1,960)

The Company's Malaysian subsidiary operated under a tax holiday which extended through July, 1993. Management believes it is likely that carryovers of depreciation from the tax holiday period along with expected additional depreciation grants will defer the time when the Malaysian subsidiary will first begin to pay local taxes beyond its year ended
April 3, 1994.

The Company's intention is to permanently reinvest its earnings in all of its foreign subsidiaries. Accordingly, U.S. taxes have not been provided on approximately $19,700,000 of unremitted earnings, of which approximately $17,100,000 were earned by the Company's Malaysian subsidiary. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes and various foreign country withholding taxes.



NOTE 12    Industry Segment, Foreign Operations and Significant Customers

IDT operates predominantly in one industry segment and is engaged in the design, development, manufacture and marketing of high-performance integrated circuits. No single customer or distributor accounted for more than 10% of net revenues in fiscal 1993 and 1992. During fiscal 1994, two of the Company's national distributors became one entity and accounted for 15% of net revenues. If these two distributors had been a single entity during fiscal 1993 and 1992, it would have accounted for 16% and 17%, respectively, of IDT's total revenues.

Major operations outside the United States include manufacturing facilities in Malaysia and sales subsidiaries in Japan, the Pacific Rim and throughout Europe.

At April 3, 1994 and March 28, 1993, total liabilities for operations outside of the United States were $20,704,000 and $20,152,000,respectively.

The following is a summary of IDT's operations by the geographic area for fiscal 1994, 1993 and 1992:

                      			      Transfers
              		   Sales to     Between              Operating
       	       Unaffiliated  Geographic        Net      Income   Identifiable
(in thousands)    Customers       Areas    Revenue     ( Loss)         Assets

Fiscal year
 ended April 3,
 1994

 United States      223,600      42,500    266,100      70,788       197,385
 Japan               29,959                 29,959     (   257)        8,033
 Europe              60,064       3,274     63,338         677         8,182
 Asia-Pacific        16,839      24,869     41,708       5,146        27,202
 Eliminations                   (70,643)   (70,643)    (   408)      (24,470)
 Corporate                                             (23,677)      133,239

 Consolidated      $330,462    $      0   $330,462     $52,269      $349,571

Fiscal year
 ended March 28,
 1993

 United States      152,303       23,585   175,888       22,159      198,993
 Japan               23,022                 23,022      (   419)       5,651
 Europe              33,907        2,847    36,754          374        8,028
 Asia-Pacific        27,031       20,566    47,597        4,715       24,155
 Eliminations                    (46,998)  (46,998)     (    94)     (24,081)
 Corporate                                              (15,729)      27,248

 Consolidated      $236,263     $      0  $236,263      $11,006     $239,994


Fiscal year
 ended March 29,
 1992

 United States      140,999       21,616   162,615       ( 4,800)    190,801
 Japan               23,018                 23,018            41       6,192
 Europe              26,861        2,838    29,699           303       5,703
 Asia-Pacific        11,856       15,230    27,086         3,234      18,838
 Eliminations                    (39,684)  (39,684)      (    71)    (26,172)
 Corporate                                               (28,023)     34,368

 Consolidated      $202,734     $      0  $202,734      $(29,316)   $229,730


Transfers between geographic areas are accounted for at amounts which are generally above cost and consistent with the rules and regulations of governing tax authorities. Such transfers are eliminated in the consolidated financial statements. Operating income by geographic areas reflects foreign earnings reported by the foreign entities and does not include an allocation of general corporate expenses. Identifiable assets are those assets that can be directly associated with a particular foreign entity and thus do not include assets used for general corporate purposes: cash and cash equivalents, short-term investments and prepaid income taxes.


NOTE 13   Cross-license Agreement

During fiscal 1993, the Company entered into a patent cross-license agreement which obligated the payment of an amount of royalties dependent upon the level of the Company's profitability. The amount of royalties accrued during fiscal 1994 was approximately $4.4 million and has been included in other accrued liabilities. The Company will not be negatively impacted by any further royalty payment from this agreement beginning fiscal 1995.





           		     SUPPLEMENTARY FINANCIAL INFORMATION
                         				 (Unaudited)

Quarterly Results of Operations
(in thousands, except per share data)

                         			    Year Ended April 3, 1994

               		     First         Second         Third         Fourth
               		   Quarter        Quarter       Quarter        Quarter *

Revenues            $72,766        $80,295       $85,330        $92,071

Gross profit         33,948         39,967        45,419         51,501

Net income            4,628          7,733        11,625         16,179

Net income
     per share      $   .15        $   .24       $   .35        $   .45



                       			     Year Ended March 28, 1993


Revenues            $53,758        $57,479       $60,590        $64,436

Gross profit         23,366         24,734        27,234         28,645

Net income              475            838         1,493          2,530

Net income
     per share      $   .02        $   .03       $   .05        $   .08

* represents a 14-week quarter in fiscal 1994.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


                             				PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

There is incorporated herein by reference the information required by this
Item included in the Company's Proxy Statement for the 1994 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended April 3, 1994, and the information from the section entitled
"Executive Officers of the Registrant" in Part I, Item 4 of this Report.

ITEM 11. EXECUTIVE COMPENSATION

There is incorporated herein by reference the information required by this
Item included in the Company's Proxy Statement for the 1994 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

There is incorporated herein by reference the information required by this
Item included in the Company's Proxy statement for the 1994 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There is incorporated herein by reference the information required by this
Item included in the Company's Proxy Statement for the 1994 Annual Meeting of Stockholders.

                         				   PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
       	     8-K

(a)  1.   Financial Statements
	  The following consolidated financial statements are included in
	  Item 8:
	  - Consolidated Balance Sheets at April 3, 1994 and March 28, 1993
	  - Consolidated Statements of Operations for each of the three fiscal years in the period ended April 3, 1994
	  - Consolidated Statements of Shareholder's Equity for each of the three fiscal years in the period ended April 3, 1994
	  - Consolidated Statements of Cash Flows for each of the three fiscal years in the period ended April 3, 1994

(a)  2.   Financial Statements Schedules
	  The following consolidated financial statement schedules are included in Item 14(d):
	    Schedule I    - Short-term Investments
	    Schedule V    - Property, plant and equipment
	    Schedule VI   - Accumulated depreciation and amortization of
			    property, plant and equipment
	    Schedule VIII - Valuation and qualifying accounts
	    Schedule IX   - Short-term borrowings
	    Schedule X    - Supplementary income statement information

	   Schedules other than those listed above have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

(a)  3.    Listing of Exhibits

Exhibit No.              Description                                 Page

3.1* Restated Certificate of Incorporation (previously filed as Exhibit 3A to Registration Statement on Form 8-B
	    [File No. 0-12695] dated September 23, 1987).

3.2*        Certificate of Amendment of Restated Certificate of
	    Incorporation (previously filed as Exhibit 3.2 to Annual Report on From 10-K [File No. 0-12695] for the Fiscal Year Ended
	    April 2, 1989).

3.3*        Certificate of Designation, Preferences and Rights of
	    Series A Junior Participating Preferred Stock (previously filed as Exhibit 3.3 to Annual Report on Form 10-K [File No. 0-12695] for the Fiscal Year Ended April 2, 1989).

3.4* Bylaws dated January 25, 1993 (previously filed as Exhibit 3.4 to Annual Report on Form 10-K [File No. 0-12695] for the Fiscal Year Ended March 28, 1993).

4.1* Amended and Restated Rights Agreement dated as of February 27, 1992, between the Company and The First National Bank of Boston (previously filed as Exhibit
	    4.1 to Current Report on Form 8-K [File No. 0-12695] dated February 27, 1992).

10.1* Lease for 1566 Moffet Street, Salinas, California, dated June 28, 1985 between the Company and Carl E. Berg and Clyde J. Berg, dba Berg & Berg Developers (previously filed as Exhibit 10.7 to Form S-1 Registration Statement No. 33-3189).

10.2* Assignment of Lease dated October 30, 1985 between the Company and Synertek Inc. relating to 2975 Stender Way, Santa Clara, California (previously filed as Exhibit 10.4 to Annual Report on Form 10-K [File No. 0-12695] for the Fiscal Year Ended April 1, 1990).

10.3* Assignment of Lease dated October 30, 1985 between the Company and Synertek Inc. relating to 3001 Stender Way, Santa Clara, California (previously filed as Exhibit 10.5 to Annual Report on Form 10-K [File No. 0-12695] for Fiscal Year Ended April 1, 1990).

10.4* Lease dated October 23, 1989 between Integrated Device Technology International Inc. and RREEF USA FUND - III relating to 2972 Stender Way, Santa Clara, California (previously filed as Exhibit 10.6 to Annual Report on Form 10-K [File No. 0-12695] for the Fiscal Year Ended April 1, 1990).

10.5* First Deed of Trust and Assignment of Rents, Security Agreement and Fixture Filing dated March 28, 1990 between the Company and Santa Clara Land Title Company for the benefit of The Variable Annuity Life Insurance Company relating to 2670 Seeley Avenue, San Jose, California (previously filed as Exhibit 10.7 to Annual Report on Form 10-K [File No. 0-12695] for the Fiscal Year Ended April 1, 1990).

10.6        Amended and Restated 1984 Employee Stock Purchase Plan.**

10.7 Amended and Restated 1985 Incentive and Non-Qualified Stock Option Plan, together with related form of Stock Option Agreement.**

10.8* 1989 Nonemployee Director Stock Option Plan with related form of Stock Option Agreement (previously filed as Exhibit 10.45 to Annual Report on Form 10-K [File No. 0-12695] for the Fiscal Year Ended April 1, 1990).**

10.9* Property Acquisition and Construction Management Agreement dated February 1, 1989 between the Company and Baccarat Development Partnership (previously filed as Exhibit 10.52 to Annual
	    Report on Form 10-K [File No. 0-12695] for the Fiscal Year
	    Ended April 1, 1990).

10.10* Form of Indemnification Agreement between the Company and its directors and officers(previously filed as Exhibit 10.68 to Annual Report on Form 10-K [File No. 0-12695] for the Fiscal Year Ended April 2, 1989).**

10.11* Manufacturing, Marketing and Purchase Agreement between the Company and MIPS computer Systems, Inc. dated January 16, 1988 (previously filed as Exhibit 10.12 to Annual Report on Form
	    10-K [File No. 0-12695] for the Fiscal Year Ended March 29, 1992) (Confidential Treatment).

10.12* Preferred Stock Purchase Agreement dated January 14, 1992 among the Company, Berg & Berg Enterprises, Inc. and Quantum Effect Design, Inc. (previously filed as Exhibit 10.13 to Annual Report on Form 10-K [File No. 0-12695] for the Fiscal Year Ended
	    March 29, 1992).

10.13* Patent License Agreement between the Company and American Telephone and Telegraph Company dated May 1, 1992 (previously filed as Exhibit 19.1 to Quarterly Report on Form 10-Q [File No. 0-12695] for the Quarter Ended June 28, 1992)
	    (Confidential Treatment).

10.14* Patent License Agreement dated September 22, 1992 between the Company and Motorola, Inc. (previously filed as Exhibit 19.1 to Quarterly Report on Form 10-Q [File No. 0-12695] for the Quarter Ended September 27, 1992) (Confidential Treatment).

10.15* Agreement between the Company and Texas Instruments Incorporated effective December 10, 1992, including all related exhibits, among others, the Patent Cross-License Agreement and the OEM Purchase Agreement (previously filed as Exhibit 19.1 to Quarterly Report on Form 10-Q [File No. 0-12695] for the Quarter Ended December 27, 1992) (Confidential Treatment).

22.1* Subsidiaries of the Company (previously filed as Exhibit 22.1 to Annual Report on Form 10-K [File No. 0-12695] for the Fiscal Year Ended March 28, 1993).

24.1        Consent of Price Waterhouse.


* These exhibits were previously filed with the Commission as indicated and are incorporated herein by reference.

** These exhibits are management contracts or compensatory plans or arrangements required to be filed pursuant to Item 14 (c) of Form 10-K.


(b)  Reports on Form 8-K

     Not applicable.

                              				SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                          				     INTEGRATED DEVICE TECHNOLOGY, INC.
                                        						 Registrant


 May 20, 1994                           By:  /s/ Leonard C. Perham
                                 					  Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                       Title                         Date

/s/ D. John Carey            Chairman of the Board            May 20, 1994
   (D. John Carey)

/s/ Leonard C. Perham        Chief Executive Officer          May 20, 1994
   (Leonard C. Perham)       and Director (Principal
			     Executive Officer)

/s/ William D. Snyder        Vice President, Chief            May 20, 1994
   (William D. Snyder)       Financial Officer
			     (Principal Financial and
			     Accounting Officer)

/s/ Carl E. Berg             Director                         May 20, 1994
   (Carl E. Berg)

/s/ John C. Bolger           Director                         May 20, 1994
   (John C. Bolger)

/s/ Federico Faggin          Director                         May 20, 1994
   (Federico Faggin)




                     			      ITEM 14 (d)

FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL INFORMATION



                              SCHEDULE  I
                		 INTEGRATED DEVICE TECHNOLOGY, INC.
                 		      SHORT-TERM INVESTMENTS

(in thousands)
                                          						       Amount at which
                                                							Each Security
Name of Issuer and                                     Issue Carried in
Title of Each Issue                                  the Balance Sheet (1)

April 3, 1994:

    Certificates of Deposits                              $  2,440
    Corporate Notes                                         20,784
    Corporate Paper                                          1,995
    Treasuries                                               5,591
    Agencies                                                 2,541



    TOTAL                                                 $ 33,351

(1) The cost of issue and carrying and market value of each issue at the balance sheet date are the same amounts as listed. No individual security issue exceeds 2% of total assets.

                                 				 F-1



SCHEDULE V
                    		    INTEGRATED DEVICE TECHNOLOGY, INC.
                   		      PROPERTY, PLANT AND EQUIPMENT

                    			   Balance at                            Balance
                    			   Beginning of  Additions  Retirements  at End
(in thousands)            Period        at Cost    and Sales    of Period


Year Ended March 29, 1992:
  Land                     $  4,382     $          $             $  4,382
  Machinery and Equipment   200,193      25,226     (30,772)      194,647
  Building and Leasehold
    Improvements             44,062         372     ( 4,942)       39,492
  Construction in Progress       11         108                       119

			                         248,648      25,706     (35,714)      238,640

Year Ended March 28, 1993:
  Land                        4,382                                 4,382
  Machinery and Equipment   194,647      27,850     ( 5,330)      217,167
  Building and Leasehold
    Improvements             39,492         447     (    43)       39,896
  Construction in Progress      119        (109)                       10

			                         238,640      28,188     ( 5,373)      261,455

Year Ended April 3, 1994:
  Land                        4,382                                 4,382
  Machinery and Equipment   217,167      37,850     ( 6,922)      248,095
  Building and Leasehold
    Improvements             39,896         167                    40,063
  Construction in Progress       10          66                        76

                     			   $261,455     $38,083     ($6,922)     $292,616

				                                    F-2



                                  SCHEDULE VI
                   		     INTEGRATED DEVICE TECHNOLOGY, INC.
                    		ACCUMULATED DEPRECIATION AND AMORTIZATION OF
             		       PROPERTY, PLANT AND EQUIPMENT

                     			  Balance at  Additions                     Balance
                     			  Beginning   Charged to Cost  Retirements  at End
(in thousands)            of Period   and Expenses (1) and Sales    of Period


Year Ended March 29, 1992:
  Machinery and Equipment $94,782      $36,098       ($29,192)     $101,688
  Building and Leasehold
    Improvements           10,753        4,306        ( 4,907)       10,152

			                       105,535       40,404        (34,099)      111,840

Year Ended March 28, 1993:
  Machinery and Equipment 101,688       32,361        ( 5,153)      128,896
  Building and Leasehold
    Improvements           10,152        3,613        (    43)       13,722

			                       111,840       35,974        ( 5,196)      142,618

Year Ended April 3, 1994:
  Machinery and Equipment 128,896       31,783        ( 6,249)      154,430
  Building and Leasehold
    Improvements           13,722        3,626                       17,348

                     			 $142,618      $35,409        ($6,249)     $171,778


                                   					F-3

                                 SCHEDULE  VIII
                    		    INTEGRATED DEVICE TECHNOLOGY, INC.
                    		    VALUATION AND QUALIFYING ACCOUNTS

                     			  Balance at    Additions       Recoveries  Balance
                     			  Beginning of  Charged to Cost and         at End
(in thousands)            Period        and Expenses    Write-offs  of Period
Allowance for returns and
   doubtful accounts

Year ended March 29, 1992   $2,514       $2,172          ($ 950)     $3,736

Year ended March 28, 1993   $3,736         $258          ($1,000)    $2,994

Year ended April 3, 1994    $2,994       $1,144          ($    9)    $4,129

Inventory Valuation
  Reserve

Year ended March 29, 1992   $6,042       $7,267          ($2,840)   $10,469

Year ended March 28, 1993  $10,469       $3,647          ($2,286)   $11,830

Year ended April 3, 1994   $11,830       $2,453          ($1,745)   $12,538


                                   				F-4




                                   SCHEDULE IX
                 		     INTEGRATED DEVICE TECHNOLOGY, INC.
                        			  SHORT-TERM BORROWINGS

              		   Balance    Weighted  Maximum     Average     Weighted
              		   at         Average   Amount      Amount      Average
              		   End        Interest  Outstanding Outstanding Interest Rate
              		   of Period  Rate      During the  During the  During the
(in thousands,                          Period      Period (1)  Period (2)
except percentages)

Notes Payable to Bank:

Year ended
  March 29, 1992   $1,551      10.5%    $1,551        $257        9.6%

Year ended
  March 28, 1993     $545      10.2%    $1,908      $1,223        9.9%

Year ended
  April 3, 1994        $0       9.8%    $1,448        $494       10.0%


(1) Computed by dividing the sum of the daily outstanding balances by the number of days such balances were outstanding.
(2) Represents the effective annual interest rate on short-term borrowings for the period.

                               					F-5

                                  SCHEDULE X

	                	     INTEGRATED DEVICE TECHNOLOGY, INC.
                		 SUPPLEMENTARY INCOME STATEMENT INFORMATION


                    			      Year Ended      Year Ended      Year Ended
(in thousands)               April 3, 1994  March 28, 1993  March 29, 1992

Maintenance and Repairs         $6,702          $5,970            $7,328


Items omitted if less than 1% of revenues or separately reported in financial statements in Registrant's Annual Report to Shareholders.


                               				   F-6