Form 10-Q
period 1994-07-03
INTEGRATED DEVICE TECHNOLOGY INC
filed 1994-08-16
CIK 703361

SECURITIES AND EXCHANGE COMMISSION
                 		   Washington, D.C. 20549
           	 ___________________________________________

                     			  FORM 10-Q
(Mark One)

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       	 SECURITIES EXCHANGE ACT OF 1934

    	    For the quarterly period ended July 3, 1994
			                                OR
( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      	  SECURITIES EXCHANGE ACT OF 1934

      	  For the transition period from _______ to _______

		                Commission file number: 0-12695

               		   INTEGRATED DEVICE TECHNOLOGY, INC.
          (Exact name of registrant as specified in its charter)
     Delaware                                94-2669985
________________________________________________________________________
(State or other jurisdiction of     (I.R.S. Employer Identification No.)
incorporation or organization)

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

		 Yes  X                  No
		       ____                      ____

The number of outstanding shares of the registrant's Common Stock, $.001 par value, as of July 31, 1994 was 33,596,890.

          		   PART  I.   FINANCIAL INFORMATION

 Item 1.  Financial Statements

                		 INTEGRATED  DEVICE  TECHNOLOGY, INC.


          		 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            		   ( In thousands, except per share data)
                     			       (Unaudited)

                            				   Quarter Ended            Quarter Ended
                            				    July 3, 1994            June 27, 1993


Revenues                               $95,043                 $72,766

Cost of revenues                        40,411                  38,818


Gross profit                            54,632                  33,948


Operating expenses:
  Research and development              17,580                  15,467
  Selling, general and administrative   14,830                  11,777

Total operating expenses                32,410                  27,244

Operating income                        22,222                   6,704

Interest expense                          (959)                 (1,438)

Interest income and other,net            1,241                     519


Income before provision for
  income taxes                          22,504                   5,785

Provision for income taxes               5,626                   1,157

Net income                             $16,878                  $4,628

Net income per share                      $.47                    $.15

Shares used in computing
  net income per share                  36,107                  31,039



The accompanying notes are an integral part of these financial statements.








                  		  INTEGRATED  DEVICE  TECHNOLOGY, INC.

                  		 CONDENSED CONSOLIDATED  BALANCE SHEETS

                 		    ( In thousands, except share data)

                       			       (Unaudited)

                                   					      July 3, 1994   April 3, 1994

ASSETS
Current assets:
   Cash and cash equivalents                      $89,589       $88,490
   Short-term investments                          31,168        33,351
   Accounts receivable, net                        54,165        40,643
   Inventory (Note 2)                              32,339        29,855
   Deferred tax assets                             26,276        26,276
   Prepayments and other current assets             4,051         3,858

Total current assets                              237,588       222,473

Property, plant and equipment , net               126,302       120,838
Other assets                                        7,860         6,260

TOTAL ASSETS                                     $371,750      $349,571


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                $23,016       $15,925
  Accrued compensation and related expense         12,818        16,528
  Deferred income on shipments to distributors     20,719        17,592
  Income taxes payable                              7,083         1,964
  Other accrued liabilities                         9,522        13,032
  Current portion of long term obligations         12,270        14,184

Total current liabilities                          85,428        79,225

Long term obligations                              35,447        37,462

Deferred tax liabilities                            8,517         8,517

Commitments and contingencies

Shareholders' equity :
  Preferred stock;$.001 par value:
    5,000,000 shares authorized; no shares issued
  Common stock; $.001 par value: 65,000,000
    shares authorized; 33,559,386 and
    33,405,552 shares issued and outstanding            34           33
  Additional paid-in capital                       161,194      160,221
  Retained earnings                                 81,395       64,517
  Cumulative translation adjustment                   (265)        (404)

Total shareholders' equity                         242,358       224,367


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $371,750      $349,571


The accompanying notes are an integral part of these financial statements.





                		   INTEGRATED  DEVICE  TECHNOLOGY, INC.

          	    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                          			  (In thousands)
                          			    (Unaudited)

                                 					      Quarter Ended    Quarter Ended
			                                 		      July 3, 1994     June 27, 1993


Increase (decrease) in cash
- - -----------------------------------------
Operating activities:
  Net income                                     $16,878          $4,628
  Adjustments:
    Depreciation and amortization                  9,492           9,509
    Provision for losses on accounts receivable      197              36

    Changes in assets and liabilities:
      Accounts receivable                        (13,719)         (5,701)
      Inventory                                   (2,484)         (1,007)
      Other assets                                (2,243)            (88)
      Accounts payable                             7,091           3,273
      Accrued compensation and related expense    (3,710)          2,529
      Deferred income to distributors              3,127             749
      Income taxes payable                         5,119             965
      Other accrued liabilities                   (3,178)           (596)

  Net cash provided by operating activities       16,570          14,297

Investing activities:
    Additions to property, plant and
      equipment, net                             (14,506)         (6,086)
    Purchases of short-term investments           (5,947)
    Proceeds from sales of short-term investments  8,130

  Net cash used for investing activities         (12,323)         (6,086)

Financing activities:
    Issuance of common stock, net                    974           1,961
    Proceeds from borrowings                                       2,705
    Payment on capital leases and other debt      (4,122)         (7,771)

  Net cash used for financing activities          (3,148)         (3,105)


Net increase in cash and cash equivalents          1,099           5,106

Cash and cash equivalents at beginning of period  88,490          22,529

Cash and cash equivalents at end of period       $89,589         $27,635


Supplemental disclosure of cash flow information:
    Interest paid                                    787           1,305
    Income taxes paid (refunded)                     463             (57)

The accompanying notes are an integral part of these financial statements.


               		 INTEGRATED DEVICE TECHNOLOGY, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          			 (Unaudited)

1. The accompanying condensed consolidated balance sheet at July 3, 1994, the condensed consolidated statements of operations and cash flows for the fiscal quarter are unaudited. In the opinion of management, these financial statements have been prepared on the same basis as the audited consolidated financial statements and reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial data of Integrated Device Technology, Inc. and its subsidiaries for such periods. The results of operations for the three month period ending
July 3, 1994 are not necessarily indicative of the results to be expected for the year ending April 2, 1995. The data disclosed in the notes to the condensed consolidated financial statements for these periods is unaudited.

	         This report on Form 10-Q for the quarter ended July 3, 1994 should be read in conjunction with the Company's Annual Report to Stockholders and
Annual Report on Form 10-K for the year ended April 3, 1994.

2.        Inventory consists of the following (in thousands):

                    				  July 3, 1994       April 3, 1994

	  Raw materials            $  3,395            $   2,834
	  Work-in-process            14,657               10,201
	  Finished Goods             14,287               16,820

                      				  __________            _________

                     				   $ 32,339             $  29,855

                      				   =========            =========

3. The provision for income taxes reflects the estimated annualized effective tax rate applied to earnings for the interim period. The effective rate differs from the U.S. statutory rate of 35% primarily due to earnings of foreign subsidiaries being taxed at lower rates, utilization of research and development credits and realization of certain deferred tax benefits for which a valuation allowance was previously required.

4. Net income per share is based on the weighted average number of shares of common stock and common stock equivalents outstanding, if dilutive.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     All references are to the Company's fiscal periods ended July 3, 1994, and June 27, 1993, unless otherwise indicated.


RESULTS OF OPERATIONS

     Revenues increased 31% to $95.0 million in the first quarter of fiscal 1995 compared to $72.8 in the same quarter of fiscal 1994. The increase was attributable to higher unit sales in most product families and in all geographic regions, particularly SRAM memories, logic and specialty memory products. Lower average selling prices partially offset the unit volume growth.

     Gross profit in the quarter increased by $20.7 million, or to 57.5% as a percentage of revenue (gross margin) from 46.7% in the same quarter a year ago. The improvement in gross margin was primarily attributable to higher capacity utilization as a result of increased unit volumes. In addition, the Company continued a shift to its most advanced wafer fabrication processes, as well as more efficient test and burn-in procedures, leading to improved yields that further reduced manufacturing costs. Continued strong demand has allowed the Company to be more selective in new order acceptance thereby shifting manufacturing capacity to higher-margin products. The increase in gross margin was partially offset by declining average selling prices on certain products due to competition and maturing product
life cycles.   In addition, patent and royalty expenses relating to
cross-license agreements decreased significantly in the quarter.

     Research and development (R&D) expenses increased $2.1 million in the quarter but declined as a percentage of revenues to 18.5% from 21.3% in the same quarter a year ago. IDT continued development of its new .65 micron CMOS process technology during the quarter. New product development resulted in the introduction of 14 new products or product functions during the quarter, including 2 MIPS-based data communications RISC microprocessors,
3.3 volt versions of 3 FIFO specialty memories, and 3 logic low skew dual bank clock drivers. In addition, on June 2, 1994, the Company announced the establishment of an IDT Remote Design Center, located in the Advanced Technology Development Center (ATDC) at Georgia Institute of Technology in Atlanta. The center will be staffed, in part, by graduates and students of Georgia Tech and will concentrate on the design of advanced memory products. IDT expects that R&D expenses may increase in absolute spending during the remainder of fiscal 1995 but will remain relatively constant as a percentage of revenues.

     Selling, general and administrative (S,G&A) expenses increased by $3.0 million in the quarter but declined as a percentage of revenues to 15.6% from 16.2% in the prior year period. Certain variable S,G&A costs that are functions of revenues and profitability, such as profit sharing and management bonuses, increased in the quarter. The Company anticipates that although absolute S,G&A expenses will be likely to increase, S,G&A expenses will decline slightly as a percentage of revenues during the remainder of fiscal 1995, as compared to fiscal 1994.

     Interest expense decreased by 28.6% to $1.0 million compared with $1.4 million for the same quarter a year ago. The decrease was the result of lower debt balances coupled with lower interest rates.

     Interest income and other, net, increased to $1.2 million in the quarter as contrasted with $0.5 million in the same quarter a year ago. The increase in interest income was attributable to significantly higher average cash balances resulting from a secondary stock offering in October 1993, partially offset by lower interest rates. The Company expects that interest income will likely increase slightly as a result of higher average cash balances for the remainder of fiscal 1995.

     Income taxes for the quarter are provided at an effective rate of 25%. This compares to an effective rate of 20% provided in the same quarter a year ago. The increase in the effective tax rate is the result of the Company's anticipated improved profitability in fiscal 1995 as compared to 1994. The effective rate differs from the U.S. statutory rate of 35% primarily due to earnings of foreign subsidiaries being taxed at lower rates, utilization of research and development credits and realization of certain deferred tax benefits for which a valuation allowance was previously required.


LIQUIDITY AND CAPITAL RESOURCES

     The Company generated $16.6 million of funds from operations in the quarter. At July 3, 1994, cash and cash equivalents and short-term investments were $120.8 million.

     During the first quarter of fiscal 1995 the Company incurred $14.5 million in capital expenditures and repaid an aggregate of $4.1 million of debt.

     In view of current capacity requirements, the Company anticipates total fiscal 1995 capital expenditures of $70.0 million. Principal requirements are for incremental production equipment at the Company's
San Jose' wafer fabrication facility and completion of the conversion of the Salinas wafer fabrication facility from five-inch to six-inch wafer manufacturing. The Company has begun construction of a new building, planned at $3.1 million, adjacent to its existing Penang, Malaysia facility. The new building will allow further expansion of the assembly and test capabilities and capacities of the Penang facility. Incremental production test equipment at the Company's San Jose and Salinas facilities is also included in the planned capital expenditures.

     In addition, the Company has announced construction of a new eight-inch wafer fabrication facility. The new plant, to be located in Hillsboro, Oregon, is planned to be operational late in fiscal 1996. The incremental effect on fiscal 1995 capital expenditures is not expected to exceed
$20.0 million.

     The Company believes that existing cash and cash equivalents, cash flow from operations and existing credit facilities, will be sufficient to meet its working capital, mandatory debt repayment and anticipated capital expenditure requirements for the remainder of fiscal 1995.

FACTORS AFFECTING FUTURE RESULTS

     The Company has experienced improvements in revenues, bookings and profitability during the first quarter of fiscal 1995. Nevertheless, the Company's future operating results are subject to a variety of uncertainties. The Company's quarterly operating results may be subject to fluctuations including the semiconductor industry's typically slower growth pattern during the summer quarter, the timing of new product and process technology announcements by the Company or competitors, competitive pricing pressures, capacity constraints, fluctuations in manufacturing yields, changes in the mix of products sold, availability and costs of raw materials, various geographic area economic conditions or the costs of other events, such as the expansion of production capability or litigation. While the Company's business conditions appear to be improved, intense semiconductor competition and the world economy, as well as the rapid pace of technological change, make profitability trends difficult to predict.

     New products and process technology continue to require significant R&D investments by the Company but there can be no assurance that those
efforts will result in market acceptance.   A significant number of the
Company's growth opportunities are targeted at the emerging market demand in computer and communications industries and depend on customer preference for IDT products and capabilities in lieu of competitive alternatives. There is no assurance that market acceptance and demand will continue or
that customer preference will be realized.   The Company is converting its
Salinas wafer fabrication facility from the existing five-inch wafer capability to six-inch wafers. Should the Company encounter production difficulties during the conversion, quality problems and delivery delays could result. In addition, the Company's operating results could also be adversely affected by the increase in fixed costs and operating expenses related to the planned construction of the new eight-inch wafer fabrication facility in Oregon if revenues do not increase sufficiently.

     From time to time, the Company is made aware of various patent-related
and other claims arising in the normal course of business.   The Company
evaluates such claims and negotiates license agreements with claimants as necessary. In the opinion of management, there are no known claims that would have a material adverse effect on the results of operations of the Company. However, the failure to obtain licenses or other rights or the initiation of litigation arising out of any future claims could have a material adverse effect on the results of operations of the Company.





PART II OTHER INFORMATION

None.





                     			       SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                				   INTEGRATED DEVICE TECHNOLOGY, INC.



Date:     August 15, 1994          /s/     Leonard C. Perham

                            				   ____________________________________
                            				   Leonard C. Perham
                            				   Chief Executive Officer


Date:     August 15, 1994          /s/     William D. Snyder

                            				   ____________________________________
                            				   William D. Snyder
                            				   Vice President Finance (principal
                            				   financial and accounting officer)