Form 10-Q
period 1994-10-02
INTEGRATED DEVICE TECHNOLOGY INC
filed 1994-11-16
CIK 703361

SECURITIES AND EXCHANGE COMMISSION
             		   Washington, D.C. 20549
         	 ___________________________________________

			                       FORM 10-Q
(Mark One)

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       	 SECURITIES EXCHANGE ACT OF 1934

    	    For the quarterly period ended October 2, 1994
			      OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

		 Yes  X                  No
		       ____                      ____

The number of outstanding shares of the registrant's Common Stock, $.001 par value, as of October 30, 1994 was 33,753,377.



        		    PART  I.   FINANCIAL INFORMATION
       		    --------------------------------

Item 1. Financial Statements
        		    INTEGRATED  DEVICE  TECHNOLOGY, INC.
        		    -----------------------------------

       		  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
       		  -----------------------------------------------
       		    ( In thousands, except per share data)
                				 (Unaudited)

                               					     Quarter Ended     Quarter Ended
                               					   October 2, 1994    Sept. 26, 1993
                               					   ---------------    --------------

Revenues                                          $95,585        $80,295

Cost of revenues                                   40,011         40,328


Gross profit                                       55,574         39,967


Operating expenses:
  Research and development                         17,956         15,715
  Selling, general and administrative              15,538         13,529

Total operating expenses                           33,494         29,244

Operating income                                   22,080         10,723

Interest expense                                     (895)        (1,340)

Interest income and other, net                      1,480            276


Income before provision for income taxes           22,665          9,659

Provision for income taxes                          5,659          1,926

Net income                                        $17,006         $7,733


Net income per share                                 $.47           $.24


Shares used in computing net income per share      35,952         32,186



The accompanying notes are an integral part of these financial statements.




         		     INTEGRATED  DEVICE  TECHNOLOGY, INC.
         		     ------------------------------------

        		     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        		     -----------------------------------------------
		                ( In thousands, except per share data)
                         				 (Unaudited)

                                					 Six Months Ended   Six Months Ended
                                					  October 2, 1994     Sept. 26, 1993


Revenues                                      $190,628           $153,061

Cost of revenues                                80,422             79,146


Gross profit                                   110,206             73,915


Operating expenses:
  Research and development                      35,536             31,182
  Selling, general and administrative           30,368             25,306

Total operating expenses                        65,904             56,488

Operating income                                44,302             17,427

Interest expense                                (1,854)            (2,778)

Interest income and other, net                   2,721                795


Income before provision for income taxes        45,169             15,444

Provision for income taxes                      11,285              3,083

Net income                                     $33,884            $12,361

Net income per share                              $.94               $.39

Shares used in computing net income per share   36,040             31,953



The accompanying notes are an integral part of these financial statements.






       		      INTEGRATED  DEVICE  TECHNOLOGY, INC.
       		      ------------------------------------
       		      CONDENSED CONSOLIDATED  BALANCE SHEETS
       		      --------------------------------------
		              ( In thousands, except share data)
                       				(Unaudited)
                                					   October 2, 1994   April 3, 1994
                                					   ---------------   -------------
ASSETS
Current assets:
   Cash and cash equivalents                    $87,774         $88,490
   Short-term investments                        38,120          33,351
   Accounts receivable, net                      59,872          40,643
   Inventory (Note 2)                            32,755          29,855
   Deferred tax assets                           24,068          26,276
   Prepayments and other current assets           4,382           3,858

Total current assets                            246,971         222,473

Property, plant and equipment, net              143,170         120,838
Other assets                                      7,425           6,260

TOTAL ASSETS                                   $397,566        $349,571


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                              $25,954         $15,925
  Accrued compensation and related expense       15,851          16,528
  Deferred income on shipments to distributors   25,829          17,592
  Income taxes payable                            8,052           1,964
  Other accrued liabilities                      10,066          13,032
  Current portion of long term obligations        8,608          14,184

Total current liabilities                        94,360          79,225

Long term obligations                            34,316          37,462

Deferred tax liabilities                          8,517           8,517

Commitments and contingencies
Shareholders' equity :
  Preferred stock; $.001 par value:
    5,000,000 shares authorized; no shares issued
  Common stock; $.001 par value: 65,000,000
    shares authorized; 33,652,361 and
    33,405,552 shares issued and outstanding         34              33
  Additional paid-in capital                    162,109         160,221
  Retained earnings                              98,401          64,517
  Cumulative translation adjustment                (171)           (404)

Total shareholders' equity                      260,373         224,367


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $397,566        $349,571


The accompanying notes are an integral part of these financial statements.





          		    INTEGRATED  DEVICE  TECHNOLOGY, INC.
          		    ------------------------------------
       		    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
       		    -----------------------------------------------
			                        ( In thousands)
                        				 (Unaudited)

		                              			Six months Ended    Six months Ended
                              					 October 2, 1994      Sept. 26, 1993
                               					-----------------   ----------------

Increase (decrease) in cash
- ---------------------------
Operating activities:
  Net income                                  $33,884           $12,361
  Adjustments:
    Depreciation and amortization              19,089            18,809
    Provision for losses on accounts receivable   290               392

    Changes in assets and liabilities:
      Accounts receivable                     (19,519)             (668)
      Inventory                                (2,900)           (1,882)
      Other assets                             (2,874)           (1,417)
      Accounts payable                         10,029               385
      Accrued compensation and related expense   (677)            2,559
      Deferred income to distributors           8,237             1,695
      Income taxes including deferred           8,296             2,940
      Other accrued liabilities                (2,348)              143

  Net cash provided by operating activities    51,507            35,317

Investing activities:
    Additions to property, plant
      and equipment, net                      (40,636)          (16,061)
    Proceeds from sale of equipment               400               591
    Purchases of short-term investments       (24,456)           (2,007)
    Proceeds from sales of short-term
      investments                              19,687               460

  Net cash used for investing activities      (45,005)          (17,017)

Financing activities:
    Issuance of common stock, net               1,889             3,946
    Proceeds from borrowings                                      2,731
    Payment on capital leases and other debt   (9,107)          (12,744)

     Net cash used for financing activities    (7,218)           (6,067)


Net increase (decrease) in cash and
  cash equivalents                               (716)           12,233

Cash and cash equivalents at beginning
  of period                                     88,490           22,529

Cash and cash equivalents at end of period     $87,774          $34,762


Supplemental disclosure of cash flow information:
    Interest paid                                1,526            2,711
    Income taxes paid                            2,841              151

The accompanying notes are an integral part of these financial statements.




          		 INTEGRATED DEVICE TECHNOLOGY, INC.
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      			 (Unaudited)

1. The accompanying condensed consolidated balance sheets and the condensed consolidated statements of operations and cash flows and the accompanying notes are unaudited. In the opinion of management, these financial statements have been prepared on the same basis as the audited consolidated financial statements and reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial data of Integrated Device Technology, Inc. and its subsidiaries for such periods. The results of operations for the three and six months period ending October 2, 1994 are not necessarily indicative of the results to be expected for the year ending April 2, 1995.

	  This report on Form 10-Q for the quarter ended October 2, 1994 should be read in conjunction with the Company's Annual Report to Stockholders and Annual Report on Form 10-K for the year ended April 3, 1994.

2.        Inventory consists of the following (in thousands):

                				  October 2, 1994       April 3, 1994

	  Raw materials            $  3,076            $   2,834
	  Work-in-process            15,058               10,201
	  Finished goods             14,621               16,820


                     				   $ 32,755             $  29,855


3. The provision for income taxes reflects the estimated annualized effective tax rate applied to earnings for the interim period. The effective rate differs from the U.S. statutory rate primarily due to earnings of foreign subsidiaries being taxed at lower rates, utilization of research and development credits and realization of certain deferred tax benefits for which a valuation allowance was previously required.

4. Net income per share is based on the weighted average number of shares of common stock and common stock equivalents outstanding, if dilutive.

5.        The Company adopted Statement of Financial Accounting Standards
(FAS) 115, "Accounting for Certain Investments in Debt and Equity Securities" effective April 4, 1994 as required by that pronouncement. The Statement requires reporting of investments as either held to maturity, trading or available for sale. The Company's investments have been classified as available for sale. The effect of adoption was not material.




Item 2. Management's Discussion and Analysis of
      	 Financial Condition and Results of Operations

     All references are to the company's fiscal periods ended October 2, 1994, and September 26, 1993, unless otherwise indicated.

RESULTS OF OPERATIONS

     Revenues for the quarter and six months of fiscal 1995 increased to $95.6 million and $190.6 million respectively, representing increases of 19.0% for the quarter and 24.5% for the six-month period, respectively.
The increases in the quarter and six-month period were attributable to higher unit volumes across most product families, geographic regions and sales channels. Significant unit volume growth was experienced in SRAM memories, particularly 3.3 volt devices, RISC based microprocessors, logic circuits and specialty memory products. The higher unit volumes were offset in part by lower average unit selling prices on certain products due to competitive pricing and the maturation of certain products.

     Gross profit for the quarter increased by $15.6 million to $55.6 million, or to 58.1% as a percentage of revenue (gross margin) from 49.8% in the same quarter of the prior year. For the six-month period gross profit increased to $110.2 million, or to 57.8% of revenues as compared to $73.9 million or 48.3%, respectively, for the comparable period of the prior year. The improvements in gross profit and gross margin were primarily attributable to higher capacity utilization and increased unit volumes. In addition, the Company continued a shift to more advanced designs and wafer fabrication processes which resulted in increased die per wafer yields and therefore lower unit costs. More efficient test and burn-in procedures also contributed to improved yields and reduced manufacturing costs. In addition, selective acceptance of new orders as a result of continued strong demand allowed the Company to shift manufacturing capacity to higher-margin products. Due primarily to the Company reaching a cap on certain royalty obligations, gross profit also benefited in the first six months of fiscal 1995 compared to the first six months of fiscal 1994 from a $1 million reduction in patent and royalty expenses relating to cross-license agreements. However, the Company's industry is characterized by patent claims and license agreements, and there can be no assurance royalty expenses will not increase in the future.

     Research and development (R&D) expenses increased in absolute dollars but declined as a percentage of revenues for the quarter and the first six months of fiscal 1995 as compared to the same periods of fiscal 1994. R&D grew $2.2 million in the quarter but declined as a percentage of revenues to 18.8% from 19.6% in the same quarter a year ago. For the six-month period R&D expenses increased 14.0% to $35.5 million, but decreased to 18.6% of revenues from 20.4% in the corresponding period of the prior year. The Company continues to invest in the development of new products and process technologies. In the first six months of fiscal 1995, the Company introduced 11 new products and continued to develop its 0.5 micron CMOS processes. The Company expects that it will continue to increase R&D spending in the future, although such expenses may vary as a percentage of revenues.

     Selling, general and administrative (S,G&A) expenses increased by $2.0 million in the quarter, decreasing to 16.3% of revenues from 16.9% in the same quarter of the prior year. SG&A expenses increased 20.0% to $30.4 million for the first six months of fiscal 1995, but declined as a percentage of revenues to 15.9% from 16.5% in the comparable period of the prior year. The increase in SG&A expenses was attributable to higher costs associated with the higher level of sales, including higher sales commissions, employee profit sharing and management bonuses, although SG&A expenses did not increase as rapidly as sales. The Company anticipates that SG&A expenses will continue to increase, but may vary as a percentage of revenues.

     Interest expense in the quarter decreased by 33.2% to $.9 million compared with $1.3 million in the prior year. For the six-month period interest expense decreased 33.3% to $1.9 million. The decrease was the result of lower debt balances coupled with lower interest rates.

     Interest income and other, net, increased to $1.5 million in the quarter and $2.7 million for the six-month period as contrasted with $.3 million and $.8 million, respectively, for the same period of the prior year. The increase in interest income was attributable to significantly higher average cash balances, partially offset by lower interest rates.

     Income taxes for the quarter are provided at an effective rate of 25%. This compares to an effective rate of 20% provided in the same quarter a year ago. The increase in the effective tax rate in fiscal 1995 as compared to fiscal 1994 is primarily due to higher utilization in fiscal 1994 of certain deferred tax benefits. The Company believes that its effective tax rate will increase in the future as the tax holiday associated with the Company's Malaysia facility expires and the Company will have exhausted its deferred tax benefits.


LIQUIDITY AND CAPITAL RESOURCES


     The Company had cash and liquid investments of $125.9 million at October 2, 1994, an increase of $4.1 million during the first six months of fiscal 1995. Working capital increased from $143.2 million at April 3, 1994 to
$152.6 million at October 2, 1994.   As of October 2, 1994, the Company had
$4.4 million available under unsecured lines of credit, all of which are overseas. The Company generated $51.5 million of cash flows from operations during the first six months of fiscal 1995. The Company's net cash used in investing activities was $45.0 million, of which $40.6 million was used for capital equipment and property and plant improvements. For the six months ended October 2, 1994 the Company used $7.2 million in net cash for financing activities, including net repayments of $9.1 million relating to capital equipment financing.

     In view of current and anticipated capacity requirements, the Company anticipates total fiscal 1995 capital expenditures of $100 million to $110 million. For the last six months of fiscal 1995 capital expenditures of $60 to $70 million are anticipated. For fiscal 1996, capital expenditures of approximately $200 million are anticipated. Principal requirements are for incremental production equipment at the Company's San Jose' wafer fabrication facility and completion of the conversion of the Salinas wafer fabrication facility from five-inch to six-inch wafer manufacturing. The Company has begun construction of a new building, planned at $3.1 million, adjacent to it's existing Penang, Malaysia facility. The new building will allow further expansion of the assembly and test capabilities and capacities of the Penang facility. Incremental production test equipment at the Company's San Jose' and Salinas facilities is also included in the planned capital expenditures.

     In addition, the Company has begun construction of a new eight-inch wafer fabrication facility in Hillsboro, Oregon. Construction is progressing more rapidly than previously anticipated. The incremental impact of the improved construction schedule is included in the planned capital expenditures. The new facility is planned to be operational late in fiscal 1996.

     On November 15, 1994, the Company filed with the Securities and Exchange Commission a Registration Statement on Form S-3 relating to the issuance and sale by the Company of 3,300,000 shares of Common Stock to the public. There can be no assurance that such offering will actually occur or that it will not be reduced in size. The Company may consider additional forms of financing to help meet its anticipated capital needs for the construction and equipping of its new Oregon facility, including a possible bond financing through the State of Oregon and/or a leasing transaction, which could yield aggregate proceeds of up to $70 million or more.

     The Company believes that the proceeds from such offering, together with existing cash and cash equivalents, cash flow from operations, existing credit facilities and possible other financing arrangements for the Oregon facility, will be adequate to fund anticipated capital expenditures and working capital needs through fiscal 1996. There can be no assurance, however, that the Company will not be required to seek other financing sooner or that such financing, if required, will be available on terms satisfactory to the Company.

FACTORS AFFECTING FUTURE RESULTS

     The Company has experienced improvements in revenues, bookings and profitability during the first six months of fiscal 1995. However, the Company's future operating results are subject to a variety of uncertainties. The Company's quarterly operating results may be subject to fluctuations due to a number of factors, including the semiconductor industry's volatility, the timing of new product and process technology announcements by the Company or competitors, competitive pricing pressures, fluctuations in manufacturing yields, changes in the mix of products sold, availability and costs of raw materials, industry-wide wafer processing capacity, various geographic area economic conditions, or the costs of other events, such as the expansion of existing production capacities, delays in new facility construction or litigation. While the Company's business conditions appear to be improved, intense semiconductor industry competition and the world economy, as well as the rapid pace of technological change, make profitability trends difficult to predict.

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

     The Company is operating its wafer fabrication facilities in Salinas and San Jose and its assembly operations in Malaysia near installed equipment capacity. As a result, the Company has not been able to take advantage of all market opportunities. Due to long production lead times and current capacity constraints, any failure by the Company to adequately forecast the mix of product demand could adversely affect the Company's sales and operating results. To address its capacity requirements, the Company is converting its Salinas wafer fabrication facility from the existing five-inch wafer capability to six-inch wafers. Should the Company encounter production difficulties during the conversion, quality problems and delivery delays could result. The Company has also begun construction of a new eight-inch wafer fabrication facility. Construction or equipment delivery delays could result in longer term delays in the Company realizing the revenue production capacity of the new facility. The Company's capacity additions will result in a significant increase in fixed and operating expenses. If revenue levels do not increase sufficiently to offset these additional expense levels, the Company's operating results could be adversely impacted in future periods.



			PART II OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

(a) On Thursday, August 25, 1994 the Company held its 1994 Annual Meeting of Shareholders. At the meeting, 29,548,099 shares of Common Stock were represented in person or by proxy, representing 88.07% of the total outstanding shares.

(b)     The meeting involved the election of Class I Director - Leonard
	C. Perham.

	Votes For:              29,318,116
	Votes Withheld:            229,983

	The term of office of the following directors continued after the meeting:

	Federico Faggin
	John C. Bolger
	D. John Carey
	Carl E. Berg

(c) Three additional matters (other than procedural matters) were voted upon at the meeting, the results of which were as follows:

(i)     Adoption of the 1994 Stock Option Plan

	Votes For:              22,402,240
	Votes Against:           5,953,532
	Votes Withheld:             58,813
	Broker Non Vote:         1,133,514

(ii)    Adoption of the 1994 Directors Stock Option Plan

	Votes For:              20,037,149
	Votes Against:           8,451,232
	Votes Withheld:             69,652
	Broker Non Vote:           990,066

(iii) Ratification of appointment of Price Waterhouse as independent auditors

	Votes For:              29,451,828
	Votes Against:              61,992
	Votes Withheld:             34,279
	Broker Non Vote                  0

Item 6  Exhibits and Reports on Form 8-K

(a) The following exhibits are filed herewith or incorporated by reference herein:

Exhibit
No.     Description                                                     Page


4.1*    Restated Certificate of Incorporation (previously filed as
 Exhibit 3A to Registration Statement on Form 8-B [File No.
 0-12695] dated September 23, 1987).

4.2*    Certificate of Amendment of Restated Certificate of
	Incorporation (previously filed as Exhibit 3.2 to Annual
	Report on Form 10-K [File No. 0-12695] for the Fiscal Year
	Ended April 2, 1989).

4.3* Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock (previously filed as
	Exhibit 3.3 to Annual Report on Form 10-K [File No. 0-12695] for the Fiscal Year Ended April 2, 1989).

4.4* Bylaws dated January 25, 1993 (previously filed as Exhibit 3.4 to Annual Report on Form 10-K [File No. 0-12695] for the Fiscal Year Ended March 28, 1993).

4.5* Amended and Restated Rights Agreement dated as of February 27, 1992, between the Company and The First National Bank of Boston (previously filed as Exhibit 4.1 to Current Report on Form 8-K [File No. 0-12695] dated February 27, 1992).

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

10.4* Lease dated October 23, 1989 between Integrated Device Technology International Inc. and RREEF USA FUND-III relating to 2972 Stender Way, Santa Clara, California (previously filed as Exhibit 10.6 to Annual Report on Form 10-K [File No. 0-12695] for the Fiscal Year Ended April 1, 1990).

10.5* First Deed of Trust and Assignment of Rents, Security Agreement and Fixture Filing dated March 28, 1990 between the Company and Santa Clara land Title Company for the benefit of The Variable Annuity Life Insurance Company relating to 2670 Seely Avenue, San Jose, California (previously filed as Exhibit 10.7 to Annual Report on Form 10-K [File No. 0-12695] for the Fiscal Year Ended April 1, 1990).

10.6*   Amended and Restated 1984 Employee Stock Purchase Plan.

10.7* Form of Indemnification Agreement between the Company and its directors and officers (previously filed as Exhibit 10.68 to Annual Report on Form 10-K [File No. 0-12695] for the Fiscal Year Ended April 2, 1989).

10.8* Manufacturing, Marketing and Purchase Agreement between the Company and MIPS Computer Systems, Inc. dated January 16, 1988 (previously filed as Exhibit 10.12 to Annual Report on Form 10-K [File No. 0-12695] for the Fiscal Year Ended March 29,
	1992) (Confidential Treatment).

10.9* Preferred Stock Purchase Agreement dated January 14, 1992 among the Company, Berg & Berg Enterprises, Inc. and Quantum Effect Design, Inc. (previously filed as Exhibit 10.13 to Annual Report on Form 10-K [File No. 0-12695] for the Fiscal Year Ended March 29, 1992).

10.10* Patent License Agreement between the Company and American Telephone and Telegraph Company dated May 1, 1992 (previously filed as Exhibit 19.1 to Quarterly Report on Form 10-Q [File No. 0-12695] for the Quarter Ended June 28, 1992) (Confidential Treatment).

10.11* Agreement Between the Company and Texas Instruments Incorporated effective December 10, 1992, including all related exhibits, among others, the Patent Cross-License Agreement and the OEM Purchase Agreement (previously filed as Exhibit 19.1 to Quarterly Report on Form 10-Q [File No. 0-12695] for the Quarter Ended December 27, 1992) (Confidential Treatment).

10.12 Series A Preferred Stock Purchase Agreement dated July 16, 1992 among Monolithic System Technology, Inc. and certain purchasers.

10.13 Series B Preferred Stock Purchase Agreement dated March 1994 among Monolithic System Technology, Inc. and certain purchasers.

10.14 Series C Preferred Stock Purchase Agreement dated June 13, 1994 among Monolithic System Technology, Inc. and certain purchasers.

10.15 Domestic Distributor Agreement between the Company and Wyle Laboratories, Inc. Electronic Marketing Group dated as of April 15, 1994.

10.16 Lease Extension and Modification Agreement between the Company and Baccarat Silicon, Inc. dated as of September 1, 1994, relating to 1566 Moffet Street, Salinas, California.

10.17   1994 Stock Option Plan and related documents.

10.18   1994 Directors Stock Option Plan and related documents.

10.19 Letter dated June 29, 1994 to the Company regarding construction of Oregon facility.


* These exhibits were previously filed with the Commission as indicated and are incorporated herein by reference.


(b)     Reports on Form 8-K

	No reports have been filed on Form 8-K during this quarter.








			       SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           				   INTEGRATED DEVICE TECHNOLOGY, INC.



Date:     November 15, 1994          /s/     Leonard C. Perham

                               				   ____________________________________
                               				   Leonard C. Perham
                               				   Chief Executive Officer


Date:     November 15, 1994          /s/     William D. Snyder

                              				   ____________________________________
                               				   William D. Snyder
                               				   Vice President Finance (principal
                               				   financial and accounting officer)