Form 10-Q
period 1995-01-01
INTEGRATED DEVICE TECHNOLOGY INC
filed 1995-02-09
CIK 703361

SECURITIES AND EXCHANGE COMMISSION
                 		   Washington, D.C. 20549
           	 ___________________________________________

                      			  FORM 10-Q
(Mark One)

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
       	 THE SECURITIES EXCHANGE ACT OF 1934

       	 For the quarterly period ended January 1, 1995
			                           OR
( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       	 OF THE SECURITIES EXCHANGE ACT OF 1934

	 For the transition period from _______ to _______

       	       Commission file number: 0-12695

         		   INTEGRATED DEVICE TECHNOLOGY, INC.
     	   (Exact name of registrant as specified in its charter)
	          Delaware                                94-2669985
_______________________________       ____________________________________
(State or other jurisdiction of      (I.R.S.Employer Identification No.)
incorporation or organization)

       2975 Stender Way, Santa Clara, California 95054
     (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code (408) 727-6116
                        			    NONE
_________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

            		 Yes  X                  No
             		    ____                    ____

The number of outstanding shares of the registrant's Common Stock, $.001 par value, as of January 29, 1995 was 37,786,927.


        		      PART  I.   FINANCIAL INFORMATION


Item 1. Financial Statements

          		    INTEGRATED  DEVICE  TECHNOLOGY, INC.

       		CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

		         ( In thousands, except per share data)
                    				(Unaudited)

                     			   Quarter Ended                 Quarter Ended
                     			   Jan. 1, 1995                  Dec. 26, 1993


Revenues                     $105,765                       $85,330

Cost of revenues               45,237                        39,911

Gross profit                   60,528                        45,419


Operating expenses:
  Research and development     18,882                        16,564
  Selling, general and
  administrative               15,817                        13,663

Total operating expenses       34,699                        30,227

Operating income               25,829                        15,192

Interest expense                (708)                        (1,209)

Interest income and
 other, net                     1,286                           556

Income before provision
for income taxes               26,407                        14,539

Provision for income taxes      6,608                         2,914

Net income                    $19,799                       $11,625

 Net income per share           $ .54                         $ .35

Shares used in computing
net income per share           36,877                        33,560

The accompanying notes are an integral part of these financial statements.


     			       INTEGRATED  DEVICE  TECHNOLOGY, INC.

       			CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

			          ( In thousands, except per share data)
                     					(Unaudited)

               			    Nine months Ended            Nine months Ended
                  			    Jan. 1, 1995                 Dec. 26, 1993

Revenues                     $296,393                      $238,391

Cost of revenues              125,659                       119,057

Gross profit                  170,734                       119,334


Operating expenses:
  Research and development     54,418                        47,746
  Selling, general and
  administrative               46,185                        38,969

Total operating expenses      100,603                        86,715

Operating income               70,131                        32,619

Interest expense               (2,562)                       (3,987)

Interest income and
 other, net                     4,007                         1,351

Income before provision
 for income taxes              71,576                        29,983

Provision for income taxes     17,893                         5,997

Net income                    $53,683                       $23,986

Net income per share           $ 1.48                         $ .74

Shares used in computing
 net income per share          36,313                        32,213



The accompanying notes are an integral part of these financial statements.





         			      INTEGRATED  DEVICE  TECHNOLOGY, INC.

			             CONDENSED CONSOLIDATED  BALANCE SHEETS

			              ( In thousands, except share data)
                    					   (Unaudited)

                  			     Jan. 1, 1995                April 3, 1994

ASSETS
Current assets:
   Cash and cash equivalents $168,878                      $ 88,490
   Short-term investments      49,310                        33,351
   Accounts receivable, net    68,621                        40,643
   Inventory (Note 2)          32,495                        29,855
   Deferred tax assets         24,068                        26,276
   Prepayments and other
   current assets               9,239                         3,858

Total current assets          352,611                       222,473
Property, plant and
 equipment, net               153,557                       120,838
Other assets                    6,933                         6,260

TOTAL ASSETS                 $513,101                      $349,571


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable           $ 28,890                       $ 15,925
  Accrued compensation
   and related expense         14,400                         16,528
  Deferred income on
   shipments to distributors   24,869                         17,592
  Income taxes payable          9,144                          1,964
  Other accrued liabilities     8,222                         13,032
  Current portion of
   long term obligations        6,848                         14,184

Total current liabilities      92,373                         79,225

Long term obligations          32,982                         37,462


Deferred tax liabilities        8,517                          8,517

Commitments and contingencies
Shareholders' equity :
  Preferred stock;$.001 par value:
  5,000,000 shares authorized;
  no shares issued
  Common stock; $.001 par value:
  65,000,000 shares authorized;
  37,684,421 and 33,405,552 shares
  issued and outstanding           38                             33
  Additional paid-in
   capital                    261,165                        160,221
  Retained earnings           118,200                         64,517
  Cumulative translation
   adjustment                    (174)                          (404)

Total shareholders' equity    379,229                        224,367

TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY        $513,101                        $349,571


The accompanying notes are an integral part of these financial statements.





          			      INTEGRATED  DEVICE  TECHNOLOGY, INC.

		             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

				                        ( In thousands)
                   				       (Unaudited)

                			     Nine months Ended           Nine months Ended
                   			     Jan. 1, 1995                Dec. 26, 1993


Increase (decrease) in cash
- ---------------------------
Operating activities:
  Net income                   $ 53,683                    $ 23,986
  Adjustments:
    Depreciation and
     amortization                28,671                      27,989
    Provision for losses
     on accounts receivable         290                         481

    Changes in assets and liabilities:
      Accounts receivable       (28,268)                      4,845
      Inventory                 ( 2,640)                       (498)
      Other assets              ( 7,683)                     (1,734)
      Accounts payable           12,965                       2,346
      Accrued compensation
       and related expense      ( 2,128)                      3,250
      Deferred income
       to distributors            7,277                       3,944
      Income taxes including
       deferred                   9,224                       1,509
      Other accrued
      liabilities               ( 3,998)                      2,327

  Net cash provided by
   operating activities          67,393                      68,445

Investing activities:
    Purchases of property,
     plant and equipment       (60,162)                     (28,133)
    Proceeds from sale
     of equipment                  401                          763
    Purchases of
     short-term investments    (44,511)                     (30,940)
    Proceeds from sales of
     short-term investments     28,552                        1,082

  Net cash used for
   investing activities        (75,720)                     (57,228)

Financing activities:
    Issuance of common
     stock, net                100,949                       51,611
    Proceeds from borrowings         0                        2,731
    Payment on capital
     leases and other debt     (12,234)                     (16,912)

Net cash provided for
 financing activities           88,715                       37,430

Net increase in cash
 and cash equivalents           80,388                       48,647

Cash and cash equivalents
 at beginning of period         88,490                       22,529

Cash and cash equivalents
 at end of period             $168,878                      $71,176


Supplemental disclosure of cash flow information:
    Interest paid                2,120                        3,562
    Income taxes paid            8,240                        4,350

The accompanying notes are an integral part of these financial statements.






          	      INTEGRATED DEVICE TECHNOLOGY, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         			 (Unaudited)

1. The accompanying condensed consolidated balance sheets and the condensed consolidated statements of operations and cash flows and the accompanying notes are unaudited. In the opinion of management, these financial statements have been prepared on the same basis as the audited consolidated financial statements and reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial data of Integrated Device Technology, Inc. and its subsidiaries for such periods. The results of operations for the three and nine months period ending January 1, 1995 are not necessarily indicative of the results to be expected for the year ending April 2, 1995.

This report on Form 10-Q for the quarter ended January 1, 1995 should be read in conjunction with the Company's Annual Report to Stockholders and Annual Report on Form 10-K for the year ended April 3, 1994.

2. Inventory consists of the following (in thousands):



                   		January 1, 1995             April 3, 1994

Raw materials          $  4,112                   $   2,834
Work-in-process          12,355                      10,201
Finished Goods           16,028                      16,820
                    		 __________                   ________
                    		 $ 32,495                   $  29,855
                    		 =========                    ========

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

6. On December 13, 1994 the Company completed a public offering of 3.8 million shares of its Common Stock and received net proceeds of $97.5
million.   The Company will use the net proceeds of the offering for
construction of a new eight-inch wafer fabrication facility in Hillsboro, Oregon, expansion of existing wafer fabrication facilities in San Jose and Salinas, California, acquisition of capital equipment and general corporate purposes, including working capital.

7. Subsequent to the third quarter of fiscal 1995, the Company has entered into a Tax Ownership Operating Lease transaction to finance $60 million of Oregon facility building improvements. The Company's obligations under the lease are secured by a line of credit trust deed on the building improvements and collateralized with cash securities up to 105% of financing until completion of the building scheduled around September 1995 and 85% thereafter. The Company is contingently liable under a first-loss clause for up to 85% of the constructed building improvements. Management believes that this contingent liability will not have a material adverse effect on the Company's financial position or results of operations.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     All references are to the company's fiscal periods ended January 1, 1995, and December 26, 1993, unless otherwise indicated.


RESULTS OF OPERATIONS

     Revenues for the quarter and nine months of fiscal 1995 increased to $105.8 million and $296.4 million respectively, increases of 24.0% for the quarter and 24.3% for the nine-month period, respectively. The increases in the quarter were attributable to higher volume unit sales across most product families, geographic regions and sales channels. Significant unit volume growth was experienced in SRAM memories, particularly 3.3 volt devices, RISC based microprocessors, and specialty memory products. For the nine-month period significant unit volume growth across all product lines, geographic regions and sales channels were responsible for the increase from the same period in the prior year. The higher unit volumes were offset in the quarter and the nine-month period in part by lower unit selling prices on certain products due to competitive market pricing and maturation of certain products.

     Gross profit in the quarter increased by $15.1 million to 57.2% as a percentage of revenue (gross margin) from 53.2% in the same quarter of the prior year. For the nine-month period gross profit increased to $170.7 million or to 57.6% of revenues as compared to $119.3 million or 50.1%, respectively, for the comparable period of the prior year. The improvements in gross margin were primarily attributable to higher capacity utilization as a result of increased unit volumes. In addition, the Company continued a shift to more advanced designs and wafer fabrication processes which resulted in increased die per wafer yields and therefore lower unit costs. More efficient test and burn-in procedures also contributed to improved yields and reduced manufacturing costs. In addition, continued strong demand, strengthening of prices in SRAM markets and selective acceptance of new orders allowed the Company to shift manufacturing capacity to higher-margin products. Due to the Company reaching a cap on certain royalty obligations, gross profit benefited in the first nine months of fiscal 1995 compared to the first nine months of fiscal 1994 from a $2.1 million reduction in patent and royalty expenses relating to cross-license agreements. However, the Company's industry is characterized by patent claims and license agreements, and there can be no assurance royalty expenses will not increase in the future.

     Research and development (R&D) expenses increased in absolute dollars but declined as a percentage of revenues for the quarter and the first nine months of fiscal 1995 as compared to the same periods of fiscal 1994. R&D grew $2.3 million in the quarter but declined as a percentage of revenues to 17.9% from 19.4% in the same quarter a year ago. For the nine-month period R&D expenses increased 14.0% to $54.4 million, but decreased to 18.4% of revenues from 20.0% in the corresponding period of the prior year. The Company continues to invest in the development of new products and process, both of which are critical elements in offering proprietary products. The Company expects that it will continue to increase R&D spending in the future, although such expenses may vary as a percentage of revenues.

     Selling, general and administrative (S,G&A) expenses increased by $2.2 million in the quarter, decreasing to 15.0% of revenues from 16.0% in the same quarter of the prior year. S,G&A expenses increased 18.5% to $46.2 million for the first nine months of fiscal 1995, but declined as a percentage of revenues to 15.6% from 16.4% in the comparable period of the prior year. The increase in S,G&A expenses was attributable to higher costs associated with higher levels of sales and profitability, including higher sales commissions, employee profit sharing and management bonuses, although SG&A expenses did not increase as rapidly as sales. The Company anticipates that absolute SG&A expenses will continue to increase, but may vary as a percentage of revenues.

     Interest expense in the quarter decreased by 41.4% to $.7 million compared with $1.2 million in the prior year. For the nine-month period interest expense decreased 35.7% to $2.6 million as compared to $4.0 million in the same period of the prior year. The decrease in both the quarter and nine-month period was the result of lower debt balances.

     Interest income and other, net, increased to $1.3 million in the quarter and $4.0 million for the nine-month period as contrasted with $.6 million and $1.4 million, respectively, for the same period of the prior year. The increase in interest income was attributable to significantly higher average cash balances and higher interest rates.

     Income taxes for the quarter and nine months of fiscal 1995 are provided at an effective rate of 25%. This compares to an effective rate of 20% provided in fiscal 1994. The increase in the effective tax rate in fiscal 1995 as compared to fiscal 1994 is primarily due to higher utilization in fiscal 1994 of certain deferred tax benefits. The Company believes that its effective tax rate will increase as the tax holiday associated with the Company's Malaysia facility expires and the Company exhausts its deferred tax benefits.


LIQUIDITY AND CAPITAL RESOURCES

     The Company had cash and liquid investments of $218.2 million at January 1, 1995, an increase of $96.3 million during the first nine months of fiscal 1995. Working capital increased from $143.2 million at April 3, 1994 to $260.2 million at January 1, 1995. As of January 1, 1995, the Company had $4.4 million available under unsecured lines of credit, all of which were overseas. The Company generated $67.4 million of cash flows from operations during the first nine months of fiscal 1995. The Company's net cash used in investing activities was $75.7 million, of which $60.2 million was used for capital equipment and property and plant improvements. On December 13, 1994 the Company completed a public offering of 3.8 million shares of its Common Stock and received net proceeds of $97.5 million. For the nine months ended January 1, 1995, the Company generated $88.7 million in net cash from financing activities, including net repayments of $12.2 million relating to capital equipment financing and other debt repayment.

     In view of current and anticipated capacity requirements, the Company anticipates total fiscal 1995 capital expenditures of $90 million to $100 million. For the last three months of fiscal 1995 capital expenditures of $30 to $40 million are anticipated. Principal requirements are for incremental production equipment at the Company's San Jose' wafer fabrication facility and the completion of the conversion of the Salinas wafer fabrication facility from five-inch to six-inch wafer manufacturing. The Company is constructing a new building, planned at $3.1 million, adjacent to it's existing Penang, Malaysia facility. Incremental production test equipment at the Company's San Jose' and Salinas facilities is also included in the planned fiscal 1995 capital expenditures.

     In addition, construction of a new eight-inch wafer fabrication facility has begun in Hillsboro, Oregon. The new facility is planned to be operational late in fiscal 1996. The Company is financing $60 million for the construction of building improvements through a Tax Ownership Operating Lease. See Note # 7 of the Condensed Consolidated Financial Statements.

     For fiscal 1996, capital expenditures of approximately $275 million are anticipated. The Company believes that existing cash and cash equivalents, cash flow from operations, existing credit facilities and the operating lease arrangement for the Oregon facility will be adequate to fund anticipated capital expenditures and working capital needs through fiscal 1996. There can be no assurance, however, that the Company will not be required to seek other financing sooner or that such financing, if required, will be available on terms satisfactory to the Company.


FACTORS AFFECTING FUTURE RESULTS

     The Company has experienced improvements in revenues, bookings and profitability during the first nine months of fiscal 1995. However, the Company's future operating results are subject to a variety of uncertainties. The Company's quarterly operating results may be subject to fluctuations due to a number of factors, including the semiconductor industry's volatility, the timing of new product and process technology announcements by the Company or competitors, competitive pricing pressures, fluctuations in manufacturing yields, changes in the mix of products sold, availability and costs of raw materials, industry-wide wafer processing capacity, various geographic area economic conditions, or the costs of other events, such as the expansion of existing production capacities, delays in new facility construction or litigation. Periodically, the Company is advised that processes or technology utilized in the design or manufacture of some or all of the Company's products may infringe on product or process technology rights held by others. Adverse resolution of such claims could have a material impact on the Company's results of operations and financial position, and could result in material changes in production processes and products. While the Company's business conditions appear to be improved, intense semiconductor industry competition and the world economy, as well as the rapid pace of technological change, make profitability trends difficult to predict.

     New products and process technology continue to require significant R&D investments by the Company but there can be no assurance that those efforts will result in market acceptance. If the Company is unable to transition to future generation products in a timely manner or at gross margins comparable to the Company's current primary products the future results of operations could be adversely impacted. A significant number of the Company's growth opportunities are targeted at the emerging market demand in computer and communications industries and depend on customer preference for IDT products and capabilities in lieu of competitive alternatives. There is no assurance that market acceptance and demand will continue or that customer preference will be realized.

     The Company is operating its wafer fabrication facilities in Salinas and San Jose and its assembly operations in Malaysia near installed equipment capacity. As a result, the Company has not been able to take advantage of all market opportunities. Due to long production lead times and current capacity constraints, any failure by the Company to adequately forecast the mix of product demand could adversely affect the Company's sales and operating results. To address its capacity requirements, the Company is converting its Salinas wafer fabrication facility from the existing five-inch wafer capability to six-inch wafers. Should the Company encounter production difficulties during the conversion, quality problems and delivery delays could result in longer term delays in the Company realizing the revenue production capability of the converted facility. The Company's capacity additions will result in a significant increase in fixed and operating expenses. If revenue levels do not increase sufficiently to offset these additional expense levels, the Company's operating results could be adversely impacted in future periods. In addition, there can be no assurance that capacity expansion by the Company and its competitors will not lead to overcapacity in the Company's target markets, which could cause declines in product prices that would adversely affect the Company's operating results.




                           			 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  			  INTEGRATED DEVICE TECHNOLOGY, INC.



Date:     February 9, 1995                /s/ Leonard C. Perham
                                  					  _______________________________
                                  					  Leonard C. Perham
                                  					  Chief Executive Officer


Date:     February 9, 1995                /s/ William D, Snyder
                                   					  _________________________________
                                   					  William D. Snyder
                                   					  Vice President Finance (principal
                                   					  financial and accounting officer)