Form 10-K
INTEGRATED DEVICE TECHNOLOGY INC
filed 1995-05-25
CIK 703361

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Check One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                     For the fiscal year ended April 2, 1995

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
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was approximately $1,588,635,000 as of May 18, 1995, based upon the closing sale price on the Nasdaq National Market for that date. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 38,165,412 shares of the Registrant's Common Stock issued and outstanding as of May 18, 1995.

                       DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, and 13 of Part III incorporate information by reference from the 1995 Proxy Statement for the Annual Meeting of Stockholders to be held on August 24, 1995.


ITEM 1. BUSINESS

   Integrated Device Technology, Inc. was incorporated in California in 1980 and reincorporated in Delaware in 1987. The terms the "Company" and "IDT" refer to Integrated Device Technology, Inc. and its consolidated subsidiaries, unless the context indicates otherwise.

   IDT   designs,   develops,   manufactures   and  markets  a  broad  range  of
high-performance semiconductor products for the desktop computer, communications, office automation and workstation/server markets using advanced CMOS (Complimentary Metal Oxide Silicon) and BiCMOS (A Combination of Bipolar and CMOS) process technologies. The Company focuses its development efforts on providing proprietary and enhanced industry-standard products that improve the performance of systems incorporating high-performance microprocessors. The Company offers over 5,000 product configurations in four product families: SRAM components and modules, specialty memory products, logic circuits and RISC (Reduced Instruction Set Computers) microprocessors and subsystems. The Company has made significant investments and commitments in becoming a supplier of RISC based microprocessors and now offers a family of 20 microprocessor and related peripheral products for the desktop computing and embedded systems markets.

   The Company markets its products on a worldwide basis primarily to OEMs through a variety of channels, including a direct sales force, distributors and independent sales representatives. The Company's end-user customers include Alcatel, AT&T, Apple Computer, Bay Networks, Canon, Cisco Systems, Compaq Computer, Dell Computer, Digital Equipment, FORE Systems, Hewlett Packard, IBM, Intel, Motorola, NEC, Nokia, Olivetti, Siemens Nixdorf, Silicon Graphics, Sun Microsystems and Tektronix.

   The Company attempts to differentiate itself from competitors through unique architecture, enhanced system cost/performance, and packaging options.

PRODUCTS AND MARKETS

   IDT offers over 5,000 product configurations in four product families: SRAM components and modules, specialty memory products, logic circuits, and RISC microprocessors and subsystems. During fiscal 1995, these product families accounted for 40%, 28%, 21% and 11%, respectively, of product revenues. The Company markets its products primarily to OEMs in the desktop computer, communications, office automation and workstation/server markets. IDT's product design efforts are focused on developing proprietary components and integrating its components into single devices, modules or subsystems to meet the needs of customers.

   SRAMs. SRAMs are memory circuits used for storage and retrieval of data during a computer system's operation. SRAMs do not require electrical refreshment of the memory contents to ensure data integrity, allowing them to operate at high speeds. SRAMs include substantially more circuitry than DRAMs, resulting in higher production costs for a given amount of memory, and generally command higher selling prices than the equivalent density DRAM. The market for SRAMs is fragmented by differing demands for speed, power, density, organization and packaging. As a result, there are a number of niche markets for SRAMs.

   The Company is focused primarily on the cache memory segment of the SRAM market. The Company's SRAM product strategy is to offer high-performance 5 volt and 3.3 volt SRAM components and modules that have differentiated features optimized to work with specified microprocessors, such as the Intel 486 and Pentium families of microprocessors, the PowerPC microprocessor and MIPS RISC microprocessors. Cache memory provides an intermediate storage solution between fast microprocessors and relatively slow DRAM main memory. Cache memory operates at the speed of the microprocessor and increases the microprocessor's efficiency by temporarily storing the most frequently used instructions and data. Special cache tag SRAMs provide a look-up table function that tells the cache controller which blocks of data are currently stored in the cache SRAMs.

   IDT is a leading supplier of cache SRAM components and modules to personal computer manufacturers. The Company offers a range of cache SRAMs, including burst-mode cache SRAMs that support the Intel and PowerPC microprocessors, and cache tag SRAMs. The Company's cache SRAM components are often integrated into cache memory modules. These modules include the cache controller, cache tag SRAM and cache SRAM components and are ready to plug into sockets on a computer system's motherboard. IDT offers a series of standard and custom cache memory modules for IBM and IBM- compatible PCs and PowerPC-based personal computers as well as for certain RISC microprocessor-based systems.

   The Company continues to develop its next generation SRAM products to meet the growing cache memory needs of increasingly faster microprocessors. IDT's new products are being designed to operate at higher speeds and provide greater levels of integration.

   In order to provide SRAM products that meet the varying needs of its customers, IDT uses primarily CMOS and, to a lesser extent, BiCMOS process technologies and offers 16K, 64K, 256K and 1 Meg density SRAMs in a number of speed, organization, power and packaging configurations.

   Specialty Memory Products. The Company's proprietary specialty memory products include FIFOs and multi-port memory products that offer high-performance features which allow communications and computer systems to operate more effectively. FIFOs are used as rate buffers to transfer large amounts of data at high speeds between separate devices or pieces of equipment operating at different speeds within a system. Multi-port memory products are used to speed data transfers and act as the link between multiple microprocessors or between microprocessors and peripherals when the order of the data to be transferred needs to be controlled. These products are currently used primarily in peripheral interface, communications and networking products, including bridges, hubs, routers and switches.

   IDT is a leading supplier of both synchronous and asynchronous FIFOs and has increasingly focused its resources on the design of synchronous FIFOs. Synchronous FIFOs have been gaining greater market acceptance because they are faster and provide an easier user interface. IDT's family of 9-bit SyncFIFOs are being used in many of the newer networking products.

   The Company is a leading supplier of multi-port memory products. IDT's family of multi-port memory products is composed primarily of dual-port asynchronous devices. The Company also offers four-port products, a synchronous dual-port device and a new device, known as a SARAM, that combines the flexibility of a multi-port product with the ease of a FIFO. In addition, the Company is developing a family of specialty memory products for the emerging asynchronous transfer mode ("ATM") market. The first member of this ATM family, a SAR (segmentation and reassembly), is a highly integrated, low cost interface device for ATM network cards. Other members of the ATM family will include low-cost physical media interface devices, as well as more highly-integrated SAR devices for ATM networks.

   Logic Circuits. IDT is a leading manufacturer of high-speed byte-wide and double-density 16-bit CMOS logic circuits for high-performance applications. Logic circuits control data communication between various elements of electronic systems, such as between a microprocessor and a memory circuit. IDT offers a wide range of logic circuit products, which support bus and backplane interfaces, memory interfaces and other logic support applications where high-speed, low power and high-output drive are critical. IDT's logic circuits are used in a broad range of markets.

   IDT's 16-bit family of logic products is available in small packages, enabling board area to be reduced, and has gained increasing market acceptance. These products are designed for new applications in which small size, low power and extra low noise are as important as high speeds. IDT also supplies a series of 8-bit and 16-bit 3.3 volt logic products and a 3.3 volt to 5 volt translator circuit directed at the growing requirements for 3.3 volt systems in the notebook and laptop computer and other markets. The Company also offers a family of clock drivers and clock generators. These devices, placed at critical positions in a system, correct the degradation of timing that occurs the further the impulses travel from the main system clock.

   RISC Microprocessor Components and Subsystems. IDT is a licensed manufacturer of MIPS RISC microprocessors. IDT now manufactures MIPS architecture 32-bit and 64-bit standard microprocessors and IDT derivative products for the communications, office automation, workstation/server and desktop computer markets.

   The Company focuses its RISC microprocessor design and marketing efforts primarily on the embedded controller market. Embedded controllers are microprocessors that control a single device such as a printer, copier or network router. The Company sells several proprietary 32-bit derivative products for the embedded controller market, including devices with on-circuit SRAM cache memory and floating point functions.

   In 1993, the Company introduced its ORION R4600 microprocessor, which is capable of clock speeds of up to 150 MHz. The R4600 is a higher performance, lower cost derivative of the 64-bit R4000 and R4400 microprocessors developed by MIPS Computer Systems, which was acquired by Silicon Graphics in 1992 ("MIPS"), and introduced by the Company and other MIPS licensees in 1992 and 1993, respectively. The R4600 was developed for the Company and to the Company's specifications by Quantum Effect Design, Inc. ("QED"), a consolidated subsidiary. Systems based on the ORION family of microprocessors are targeted at both embedded and desktop applications.

   The Company also manufactures RISC subsystems, which are board level products that contain MIPS RISC architecture microprocessors, cache SRAMs, logic circuits and supporting software. These products are used in development systems for the evaluation and design of hardware and software or are integrated into customers' end-user systems, thereby reducing design cycle time.

   *  R4600 and Orion are trademarks of Integrated Device Technology, Inc.

CUSTOMERS

   The Company markets and sells its products primarily to OEMs in the desktop computer, communications, office automation and workstation/server markets. Customers often purchase products from more than one of the Company's product families.



   The following is an alphabetical listing of current representative end-user customers of the Company, by market:




DESKTOP COMPUTER    COMMUNICATIONS      OFFICE AUTOMATION             WORKSTATION/SERVER
----------------    --------------      -----------------             ------------------
Apple Computer      Alcatel             Canon                         Digital Equipment
AST Research        AT&T                Electronics For Imaging       EMC
Compaq Computer     Bay Networks        QMS                           NEC
Dell Computer       Cabletron           Samsung                       Pyramid Technology
Gateway Computers   Cisco Systems       Tektronix                     Siemens Nixdorf
Groupe Bull         Ericsson            Texas Instruments             Silicon Graphics
Hewlett-Packard     FORE Systems        Toshiba                       Sun Microsystems
IBM                 Fujitsu             Xerox
ICL                 Motorola
Intel               Nokia
Olivetti            Siemens




MARKETING AND SALES

   IDT markets and sells its products primarily to OEMs through a variety of channels, including a direct sales force, distributors and independent sales representatives.

   The Company had 50 direct sales personnel in the United States at April 2, 1995. Such personnel are located at the Company's headquarters and in 17 sales offices in Alabama, California, Colorado, Florida, Illinois, Maryland, Massachusetts, Minnesota, New Jersey, New York, Oregon and Texas, and are primarily responsible for marketing and sales in those areas. IDT also utilizes three national distributors, Hamilton Hallmark, Future Electronics and Wyle Laboratories, and several regional distributors in the United States. Hamilton Hallmark accounted for 15% and 13% of the Company's revenues in fiscal 1994 and 1995, respectively. In addition, IDT uses independent sales representatives, which generally take orders on an agency basis while the Company ships directly to the customer. The representatives receive commissions on all products shipped to customers in their geographic area.

   The Company had 31 direct sales personnel and eight sales offices located outside of the United States at April 2, 1995. Sales activities outside North America are generally controlled by IDT's subsidiaries located in France, Germany, Hong Kong, Italy, Japan, Sweden and the United Kingdom. The Company also has a sales office in Taiwan. The Company has recently increased its direct marketing efforts to OEMs in Europe and to United States companies with operations in the Asia/Pacific area. A significant portion of export sales, however, continues to be made through international distributors, which tend not to carry inventory or carry significantly smaller levels compared to domestic distributors. During fiscal 1993, 1994 and 1995, export sales accounted for 36%, 32% and 39% of total revenues. Sales outside the United States are generally denominated in local currencies. Export sales are subject to certain risks, including currency controls and fluctuations, changes in local economic conditions, import and export controls, and changes in tax laws, tariffs and freight rates.

   The Company's distributors typically maintain an inventory of a wide variety of products, including products offered by IDT's competitors, and often handle small or rush orders. Pursuant to distribution agreements, the Company grants distributors the right to return slow-moving products for credit against other products and offers protection to the distributors against inventory obsolescence or price reductions. Revenue recognition of sales to distributors is deferred until the products are resold by the distributor.

MANUFACTURING

   IDT  believes  that   maintaining  its  own  wafer   fabrication   capability
facilitates the implementation of advanced process technologies and new higher-performance product designs, provides it with a reliable source of supply of semiconductors and allows it to be more flexible in shifting production according to product demand. The Company currently operates sub-micron wafer fabrication facilities in San Jose and Salinas, California. The Salinas facility, first placed in production in fiscal 1986, includes a 24,000 square foot, class 3 (less than three particles 0.5 micron or greater in size per cubic foot) fabrication line. The San Jose facility includes a 24,000 square foot, class 1 (less than one particle 0.5 micron or greater in size per cubic foot), six-inch wafer fabrication line that was first placed in production in March 1991. IDT also operates 145,000 square foot component assembly and test facilities in Penang, Malaysia. Substantially all of the Company's test operations and a significant portion of its assembly operations are performed at its Malaysian facility. IDT also uses subcontractors, principally in Korea, the Philippines and Malaysia, to perform certain assembly operations. If IDT were unable to assemble or test products offshore, or if air transportation to these locations were curtailed, the Company's operations could be materially adversely affected. Additionally, foreign manufacturing exposes IDT to certain risks generally associated with doing business abroad, including foreign governmental regulations, currency controls and fluctuation, changes in local economic conditions and changes in tax rates, tariffs and freight rates. In addition to this offshore assembly and test capability, the Company has the capacity for low-volume, quick-turn assembly in Santa Clara as well as limited test capability in Santa Clara, San Jose and Salinas. Assembly and test of memory modules and RISC subsystems takes place both domestically and offshore.

   The Company has been operating its wafer fabrication facilities in Salinas and San Jose and its assembly operations in Malaysia near installed equipment capacity since fiscal 1994. To address its capacity requirements, in fiscal 1995 the Company initiated and substantially completed the conversion of its Salinas wafer fabrication facility from five-inch to six-inch wafers, and recently commenced its last manufacturing start of five-inch wafers in this facility. In fiscal 1995 the Company also added incremental production equipment to its San Jose facility and completed a 40,000 square foot expansion of assembly and test facilities in Penang, Malaysia. In addition, in August 1994, construction commenced on a 192,000 square foot facility containing a 48,000 square foot, class 1, eight-inch wafer fabrication line in Hillsboro, Oregon. The Company currently estimates that the cost to construct and equip the Oregon facility will be approximately $400 to $500 million. The Company believes the construction of a facility in Oregon reduces the Company's risk of a natural disaster affecting all of its wafer fabrication facilities which are currently located in Northern California. It is expected that the Oregon facility will commence production during fiscal 1996; however, the Oregon facility is not expected to contribute to revenues until fiscal 1997. In late fiscal 1995 the Company acquired an interest in approximately 10 acres of land in the Philippines and intends to construct a 240,000 square foot assembly and test facility. Construction of the building is expected to begin in the second half of fiscal 1996 and is projected to be completed in fiscal 1997. The Company projects the cost to acquire the land, construct the building and equip the facility in multiple phases will total approximately $75 million in capital expenditures, of which less than $10 million will be spent in fiscal 1996 and approximately $40 million in fiscal 1997. The Company faces a number of risks in order to accomplish its goals to increase production in its existing plants and to construct, equip and commence operations of the Oregon and Philippines facilities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

   The Company utilizes proprietary CMOS and BiCMOS process technologies permitting sub-micron geometries. BiCMOS is a combination of bipolar and CMOS technologies and is used for applications requiring higher speeds. The majority of IDT's current products are manufactured using its proprietary 0.65 micron processes, an increasing number are being manufactured using the Company's new
0.5 micron processes and the Company is currently developing several sub-0.5 micron CMOS processes.

   Wafer fabrication involves a highly sophisticated, complex process that is extremely sensitive to contamination. Integrated circuit manufacturing costs are primarily determined by circuit size because the yield of good circuits per wafer generally increases as a function of smaller die. Other factors affecting costs include wafer size, number of process steps, costs and sophistication of manufacturing equipment, packaging type, process complexity and cleanliness. IDT's manufacturing process is complex, involving a number of steps including wafer fabrication, plastic or ceramic packaging, burn-in and final test. The Company continually makes changes to its manufacturing process to lower costs and improve yields. From time to time the Company has experienced manufacturing problems that have caused delays in shipments or increased costs. There can be no assurance that IDT will not experience manufacturing problems in the future.

   The Company generally has been able to arrange for multiple sources of raw materials, but the number of vendors capable of delivering certain raw materials, such as silicon wafers, ultra-pure metals and certain chemicals and gases is very limited. Some of the Company's packages, while not unique, have very long lead times and are available from only a few suppliers. From time to time vendors have extended lead times or limited supply to the Company due to capacity constraints. These circumstances could reoccur and could adversely affect IDT.


BACKLOG

   IDT manufactures and markets primarily standard products. Sales are generally made pursuant to standard purchase orders, which are frequently revised during the agreement term to reflect changes in the customer's requirements. The Company has also entered into master purchase agreements with several of its OEM customers. These agreements do not require the OEMs to purchase minimum quantities of the Company's products. Product deliveries are scheduled upon the Company's receipt of purchase orders under the related OEM agreements. Generally, these purchase orders and OEM agreements also allow customers to reschedule delivery dates and cancel purchase orders without significant penalties. Orders are frequently rescheduled, revised or cancelled. In addition, distributor orders are subject to price adjustments both prior to, and occasionally after, shipment. For these reasons, IDT believes that its backlog, while useful for scheduling production, is not necessarily a reliable indicator of future revenues.

RESEARCH AND DEVELOPMENT

   IDT's competitive position has been established, to a large extent, through its emphasis on the development of proprietary and enhanced performance industry-standard products, and the development of advanced CMOS and BiCMOS processes. IDT believes that its focus on continually advancing its process technologies has allowed the Company to achieve cost reductions in the manufacture of most of its products. The Company believes that a continued high level of research and development expenditures is necessary to retain its competitive position. The Company maintains research and development centers in Northern California and Atlanta, Georgia and recently opened a facility in Austin, Texas that will be focused on microprocessor related research and development. In addition the new plant start-up costs associated with the Oregon wafer fabrication facility will significantly increase research and development expenditures in fiscal 1996. Research and development expenditures as a percentage of revenues were 19%, 19% and 23% in fiscal 1995, 1994 and 1993, respectively.

   The Company's product development activities are focused on the design of new circuits and modules that provide enhanced performance for growing applications. In the SRAM family, IDT is utilizing its 5 volt and 3.3 volt SRAM and subsystem design expertise to develop advanced SRAM cache memories and modules for microcomputer systems based on Intel's 486 and Pentium families of microprocessors and the PowerPC microprocessors, as well as MIPS RISC microprocessors. IDT's efforts in the specialty memory products area are concentrated on the development for the communications market of advanced synchronous FIFOs and more sophisticated multi-port memory products. The Company is also developing a family of specialty memory products for the emerging ATM market, and a family of lower voltage logic devices for a broad range of applications. In the RISC component and subsystems product family, the Company is emphasizing the design of products for embedded control applications, such as printers and telecommunications switches. The Company also continues to refine its CMOS and BiCMOS process technologies to increase the speed and density of circuits in order to provide customers with advanced products at competitive prices, thus enhancing their competitive positions. The Company is currently refining its CMOS process technology to achieve several sub-0.5 micron geometry processes and converting the production of many products, particularly 3.3 volt devices, to newer generation processes.

   In fiscal 1992, the Company purchased an equity interest in QED, a newly formed corporation. Pursuant to a development agreement between QED and the Company, QED developed the ORION R4600 microprocessor for IDT. The Company recently announced two new ORION derivative products being designed for IDT by QED, the R4700 microprocessor targeted to desktop systems running WindowsNT or UNIX operating systems, and the R4650 microprocessor targeted to embedded applications. The Company owns such products, subject to the payment of royalties and other fees to QED. IDT has licensed Toshiba and NKK to manufacture and market certain of these products. There can be no assurance that QED will continue to design products for the Company or be successful in developing such products.

COMPETITION

   The semiconductor industry is intensely competitive and is characterized by rapid technological advances, cyclical market patterns, price erosion, evolving industry standards, occasional shortages of materials, intellectual property disputes and high capital equipment costs. Many of the Company's competitors have substantially greater technical, marketing, manufacturing and financial resources than IDT. In addition, several foreign competitors receive assistance from their governments in the form of research and development loans and grants and reduced capital costs, which could give them a competitive advantage. The Company competes in different product areas, to varying degrees, on the basis of technical innovation and performance of its products, as well as quality, price and product availability.

   IDT's competitive strategy is to differentiate its products through high-performance, innovative configurations and proprietary features or to offer industry-standard products with higher speeds and/or lower power consumption. There can be no assurance that price competition, introductions of new products by IDT's competitors, delays in product introductions by IDT or other competitive factors will not have a material adverse effect on the Company in the future.

INTELLECTUAL PROPERTY AND LICENSING

   IDT has obtained 49 patents in the United States and 18 abroad and has numerous inventions in various stages of the patent application process. The Company intends to continue to increase the scope of its patents. The Company also relies on trade secret, copyright and trademark laws to protect its products, and a number of the Company's circuit designs are registered pursuant to the Semiconductor Chip Protection Act of 1984. This Act gives protection similar to copyright protection for the patterns which appear on integrated circuits and prohibits competitors from making photographic copies of such circuits. There can be no assurance that any patents issued to the Company will not be challenged, invalidated or circumvented, that the rights granted thereunder will provide competitive advantages to the Company, or that the Company's efforts generally to protect its intellectual property rights will be successful.

   In recent years, there has been a growing trend of companies to resort to litigation to protect their semiconductor technology from unauthorized use by others. The Company in the past has been involved in patent litigation which adversely affected its operating results. Although the Company has obtained patent licenses from certain semiconductor manufacturers, the Company does not have licenses from a number of semiconductor manufacturers who have a broad portfolio of patents. IDT has been notified that it may be infringing patents issued to certain semiconductor manufacturers and other parties, and is currently involved in several license negotiations. There can be no assurance that additional claims alleging infringement of intellectual property rights, including infringement of patents that have been or may be issued in the future, will not be made against the Company in the future or that licenses, to the extent required, will be available. Should licenses from any such claimant be unavailable, or not be available on terms acceptable to the Company, the Company may be required to discontinue its use of certain processes or the manufacture, use and sale of certain of its products, to incur significant litigation costs and damages, or to develop noninfringing technology. If IDT is unable to obtain any necessary licenses, pass any increased cost of patent licenses on to its customers or develop noninfringing technology, the Company could be materially adversely affected. In addition, IDT has received patent licenses from several companies that expire over time, and the failure to renew or renegotiate certain of these licenses as they expire or significant increases in amounts payable under these licenses could have an adverse effect on the Company.

   On May 1, 1992, IDT and AT&T entered into a five-year royalty-free patent cross-license agreement. As part of this agreement, patent litigation instituted by AT&T was settled and dismissed. Under the agreement, IDT made a lump sum payment and issued shares of its Common Stock to AT&T, granted a discount on future purchases, and gave credit for future purchases of technology on a nonexclusive basis.

   On December 10, 1992, IDT and Texas Instruments ("TI") entered into a five-year patent cross- license agreement. As part of this agreement, patent litigation instituted by TI was dismissed. Under the agreement, IDT granted to TI a license to certain IDT technology and products and guaranteed TI that it will realize certain revenues from the technology and products, and IDT will develop certain products which will be manufactured and sold by both IDT and TI. See Note 4 of Notes to Consolidated Financial Statements.


EMPLOYEES

   At April 2, 1995, IDT and its subsidiaries employed approximately 2,965 people worldwide, of whom approximately 1,045 were in Penang. IDT's success depends in part on its ability to attract and retain qualified personnel, who are generally in great demand. Since its founding, the Company has implemented policies enabling its employees to share in IDT's success. Examples are stock option, stock purchase, profit sharing and special bonus plans for key contributors. IDT has never had a work stoppage, no employees are represented by a collective bargaining agreement, and the Company considers its employee relations to be good.


ITEM 2.  PROPERTIES

   The Company presently occupies six major facilities in California and Malaysia as follows:

     LOCATION                     FACILITY USE               SQUARE FEET
----------------     ------------------------------------- -------------
Salinas ...........   Wafer fabrication, SRAM and multi-       98,000
                      port memory operations

Santa Clara .......   Logic and RISC microprocessor            62,000
                      operations

Santa Clara .......   Administration and sales                 43,700

Santa Clara .......   Administration and RISC subsystems       50,000
                      operations

Penang, Malaysia ..   Assembly and test                       145,000

San Jose ..........   Wafer fabrication, process technology   135,000
                      development, FIFO and memory
                      subsystems operations, and research
                      and development



   The Company leases its Salinas facility from Carl E. Berg, a director, and in October 1994 purchased a 5.5 acre parcel adjacent to its Salinas facility for $653,000 from Mr. Berg. IDT leases its Salinas and Santa Clara facilities under leases expiring in 1999 through 2005. The lease for the Salinas facility has two five-year renewal options. The Company owns its Malaysian and San Jose facilities, although the Malaysian facilities are subject to long-term ground leases and the San Jose facility is subject to a mortgage. IDT leases offices for its sales force in 17 domestic locations as well as Hong Kong, London, Milan, Munich, Paris, Stockholm, Taipei and Tokyo. See Note 7 of Notes to Consolidated Financial Statements for information concerning IDT's obligations under operating and capital leases. The Company has purchased a 23 acre parcel in Hillsboro, Oregon and construction has commenced on a 192,000 square foot facility containing a 48,000 square foot, class 1, eight-inch wafer fabrication line. It is expected that the Oregon facility will commence production during fiscal 1996; however, the Oregon facility is not expected to contribute to revenues until fiscal 1997. In late fiscal 1995 the Company acquired an interest in approximately 10 acres of land in the Philippines and intends to construct a 240,000 square foot assembly and test facility.


ITEM 3.   LEGAL PROCEEDINGS

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Registrant or any of its subsidiaries is a party, or of which any of their property is the subject.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

No matters were submitted to a vote of the Company's securityholders during the last quarter of the fiscal year ended April 2, 1995.


ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

The following information as of May 18, 1995 is provided with respect to each executive officer of the Company.

Name                    Age       Position

D. John Carey            59   Chairman of the Board
Leonard C. Perham        51   President & Chief Executive Officer
William B. Cortelyou     39   Vice President, Wafer Operations
Robin H. Hodge           55   Vice President, Assembly and Test
Alan H. Huggins          42   Vice President, Memory Division
Larry T. Jordan          50   Vice President, Marketing
Daniel L. Lewis          46   Vice President, Sales
Chuen-Der Lien           32   Vice President, Technology Development
Jack Menache             51   Vice President, General Counsel and Secretary
Richard R. Picard        47   Vice President, Logic and Microprocessor
                              Products
Robert Phillips          50   Vice President, Manufacturing
William D. Snyder        50   Vice President, Finance and Chief Financial
                              Officer


   Mr. Carey was elected to the Board of Directors in 1980 and has been Chairman of the Board since 1982. He served as Chief Executive Officer from 1982 until his resignation in April 1991 and was President from 1982 until 1986. Mr. Carey was a founder of Advanced Micro Devices ("AMD") in 1969 and was an executive officer there until 1978.

   Mr. Perham joined IDT in October 1983 as Vice President and General Manager, SRAM Division. In October 1986, Mr. Perham was appointed President and Chief Operating Officer and a director of the Company. In April 1991, Mr. Perham was elected Chief Executive Officer. Prior to joining IDT, Mr. Perham held executive positions at Optical Information Systems Incorporated and Zilog Inc.

   Mr. Cortelyou joined IDT in 1982. In January 1990, he was elected Vice President, Wafer Operations, Salinas. Mr. Cortelyou currently serves as Vice President, Wafer Operations. Prior to joining IDT, Mr. Cortelyou was an engineer at AMD.

   Mr. Hodge joined IDT as Director of Assembly Operations in March 1989. In January 1990, Mr. Hodge was elected Vice President, Assembly Operations. Mr. Hodge currently serves as Vice President, Assembly and Test. From 1983 until joining IDT, Mr. Hodge was Director of Assembly Operations for Maxim Integrated Products.

   Mr. Huggins joined IDT in 1983 and was elected Vice President in 1987. Mr. Huggins currently serves as Vice President, Memory Division. Prior to joining the Company, Mr. Huggins held various engineering positions at AMD.

   Mr. Jordan joined IDT in July 1987 as Vice President, Marketing. Prior to joining the Company, Mr. Jordan held management positions in marketing and sales at SEEQ Technology, Inc. and Intel Corporation.

   Mr. Lewis joined IDT in 1984 as Eastern Area Sales Manager. In June 1991, he was elected Vice President, Sales. Prior to joining IDT, Mr. Lewis held management positions at Avatar Technologies, Inc., Data General and Zilog.


   Dr. Lien joined IDT in 1987 and was elected Vice President, Technology Development in April 1992. Prior to joining the Company, he held engineering positions at Digital Equipment Corporation and AMD.

   Mr. Menache joined IDT as Vice President, General Counsel and Secretary in September 1989. From April 1989 until joining IDT, he was General Counsel of Berg & Berg Developers. From 1986 until April 1989, he was Vice President, General Counsel and Secretary of The Wollongong Group Inc.

   Mr. Picard joined IDT in 1985. In 1989 he was elected Vice President, Static RAM Product Line. In April 1990 he was appointed Vice President and General Manager, Logic Products. He was elected Vice President, Logic and Microprocessor Products in May 1993. Prior to joining IDT, Mr. Picard held management positions at International Micro Circuits, Zilog and AMD.

   Mr. Phillips joined IDT in March 1995 as Vice President, Manufacturing. Prior to joining IDT, Mr. Phillips was Vice President of Fab, Assembly and Test Operations at Vitesse Semiconductor and Edsun Labs, and was President of PMT Manufacturing Technology, Inc.

   Mr. Snyder joined the Company as Treasurer in 1985. In May 1990, he was elected Vice President, Corporate Controller, and in September 1990 Mr. Snyder was elected Vice President, Finance and Chief Financial Officer. Prior to joining the Company, Mr. Snyder held financial management positions at Actrix Computer, Zilog and Digital Equipment Corporation.


ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

                        Price Range of Common Stock

   The Common Stock of the Company is traded on The Nasdaq National Market under the symbol "IDTI." The following table sets forth the high and low last reported sale prices for the Common Stock as reported by the Nasdaq National Market during the fiscal quarters indicated.

                                           HIGH         LOW
                                         --------      -------
Fiscal 1996:
First Quarter (through May 24, 1995)  ...49-7/8         36-1/16

Fiscal 1995:
First Quarter ...........................31-3/8         23-7/8
Second Quarter ..........................28-7/8         16-1/4
Third Quarter ...........................30-1/16        18-1/2
Fourth Quarter ..........................40-3/4         28-3/8

Fiscal 1994:
First Quarter ...........................11-1/8         6-1/2
Second Quarter ..........................19-5/8         10-1/2
Third Quarter ...........................18-7/8         12-3/8
Fourth Quarter ..........................33-5/8         16-3/4



   On May 24, 1995, the last reported sale price of the Common Stock was $46 7/8 per share. As of May 18, 1995, there were approximately 820 record holders of the Common Stock.

   The Company intends to retain any future earnings for use in its business and, accordingly, does not anticipate paying any cash dividends on its Common Stock in the foreseeable future.


ITEM 6.  SELECTED FINANCIAL DATA


     The following selected consolidated financial data as of April 2, 1995 and April 3, 1994 and for each of the years in the three-year period ended April 2, 1995 have been derived from IDT's Consolidated Financial Statements included elsewhere in this Form 10-K, which have been audited by Price Waterhouse LLP, independent accountants, as indicated in their report thereon appearing elsewhere herein. The following selected financial data as of March 28, 1993, March 29, 1992, March 31, 1991 and for each of the years in the two-year period ended March 29, 1992 have been derived from audited consolidated financial statements not included herein. The data set forth below are qualified in their entirety by reference to, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes thereto included elsewhere in this Form 10-K.

                                                                                         FISCAL YEAR ENDED
                                                          -------------------------------------------------------------------------
                                                               April 2,         April 3,       March 28,      March 29,   March 31,
                                                                 1995            1994            1993         1992(1)       1991
                                                              ---------        ---------       ---------     ---------    ---------
                                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA:
Revenues ...........................................          $ 422,190        $ 330,462       $ 236,263     $ 202,734    $ 198,559
Cost of revenues ...................................            179,652          159,627         132,285       126,819       99,948
                                                              ---------        ---------       ---------     ---------    ---------
Gross profit .......................................            242,538          170,835         103,978        75,915       98,611
                                                              ---------        ---------       ---------     ---------    ---------
Operating expenses:
  Research and development .........................             78,376           64,237          53,461        52,044       50,848
  Selling, general and administrative ..............             64,647           54,329          39,511        48,721       43,625
  Restructuring charge .............................               --               --              --           4,466         --
                                                              ---------        ---------       ---------     ---------    ---------
    Total operating expenses .......................            143,023          118,566          92,972       105,231       94,473
                                                              ---------        ---------       ---------     ---------    ---------
Operating income (loss) ............................             99,515           52,269          11,006       (29,316)       4,138
Interest expense ...................................             (3,298)          (5,165)         (5,855)       (7,045)      (6,507)
Interest income and other, net .....................              8,186            3,102           1,127         1,593        3,205
                                                              ---------        ---------       ---------     ---------    ---------
Income (loss) before provision
  (benefit) for income taxes .......................            104,403           50,206           6,278       (34,768)         836
Provision (benefit) for income taxes ...............             26,101           10,041             942        (1,960)        (390)
                                                              ---------        ---------       ---------     ---------    ---------
Net income (loss)(2) ...............................          $  78,302        $  40,165       $   5,336     $ (32,808)   $   1,226
                                                              ---------        ---------       ---------     ---------    ---------
Net income (loss) per share(2) .....................          $    2.09        $    1.21       $     .18     $   (1.25)   $     .05
                                                              ---------        ---------       ---------     ---------    ---------
Shares used in computing net
  income (loss) per share ..........................             37,382           33,116          29,701        26,255       26,070
                                                              =========        =========       =========     =========    =========



                                                             April 2,          April 3,      March 28,     March 29,       March 31,
                                                               1995             1994            1993          1992            1991
                                                             ---------        ---------      ---------     ---------       ---------
BALANCE SHEET DATA:
Working capital ..........................                     $271,695       $143,248        $ 50,885      $ 40,493      $ 63,539
Total assets .............................                      561,975        349,571         239,994       229,730       258,626
Total debt ...............................                       42,498         51,646          62,295        66,100        73,858
Stockholders' equity .....................                      414,531        224,367         117,760       104,602       134,524

-------
(1) In fiscal 1992, the Company recorded restructuring and other charges of $24.8 million.
(2) As described in Note 11 of Notes to Consolidated Financial Statements, the Company's Malaysian subsidiary was granted a tax holiday which extended through June 30, 1993. Such status had the effect of reducing the Company's provision for taxes by approximately $1.5 million, $1.0 million and $0.9 million, or $0.5, $0.4 and $0.4 per share, for the years ended March 31, 1993, 1992 and 1991, respectively. Management believes its effective tax rate in 1996 will increase due to decreased tax benefits associated with its Malaysian subsidiary.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW


   IDT   designs,   develops,   manufactures   and  markets  a  broad  range  of
high-performance semiconductor products for the desktop computer, communications, office automation and workstation/server markets. The Company's revenues have increased from $236 million in fiscal 1993 to $330 million in fiscal 1994 and to $422 million in fiscal 1995. This growth has been due to increasing market acceptance of new products, the expansion of production output through additions of capital equipment and improved manufacturing processes and associated die shrinks and yield improvements, and improvements in overall market conditions, including strong demand for SRAMS. During these periods, the Company has achieved unit volume growth across all of its market segments. In fiscal 1995 as a result of strong demand for fast SRAMs used as secondary cache for 32-bit and 64-bit micropressors the Company shifted product mix in favor of SRAMs. The higher selling prices of SRAMs in fiscal 1995 resulted in increasing average selling prices on a company-wide basis for the year.

   The Company's gross profit and operating profit margins have improved significantly from 44.0% and 4.7%, respectively, in fiscal 1993 to 51.7% and 15.8%, respectively, in fiscal 1994 and to 57.5% and 23.6%, respectively, in fiscal 1995. These improvements were due to economies of scale associated with increased unit shipments, higher utilization of manufacturing capacity, wafer fabrication process improvements, die shrinks and a mix shift to higher margin products, particularly SRAMs.

   The Company has been operating near installed equipment capacity since fiscal 1994. To address this situation, the Company initiated a significant capacity expansion program in 1995, including conversion of the Company's Salinas wafer fabrication facility from five-inch to six-inch wafers, purchase of incremental wafer fabrication equipment for the Company's San Jose facility, expansion of assembly and test facilities in Penang, Malaysia, construction of a new eight-inch wafer fabrication facility in Oregon and the construction of a new assembly and test facility in the Philippines. These programs required substantial capital expenditures in fiscal 1995 and are expected to require a substantially higher level of expenditures in fiscal 1996 and beyond. See "Business--Manufacturing--Properties." The Company initiated and substantially completed the equipment conversion of the Salinas facility in fiscal 1995, and recently commenced its last manufacturing start of five-inch wafers in this facility. The substantial portion of the addition of new equipment to the San Jose facility has occurred and additional equipment will be added in fiscal 1996. The 40,000 square foot expansion of the Penang facilities was completed at the end of fiscal 1995. It is expected that the Oregon facility will commence production during fiscal 1996; however, the Oregon facility is not expected to contribute to revenues until fiscal 1997. The Company has recently completed the acquisition of land for the new test and assembly facility in the Philippines.

   The increased operating expenses associated with the Company's capacity expansion programs will adversely affect operating results until the Company achieves volume production utilizing the new facilities and equipment. Although the Company does not expect to generate revenues from its new Oregon fabrication facility until fiscal 1997, the Company will recognize substantial operating expenses associated with the facility in fiscal 1996 and 1997. The Company will also begin to recognize in fiscal 1997 substantial depreciation expenses upon commencement of commercial production but before production of substantial volumes is achieved.


   The following table sets forth certain amounts, as a percentage of revenues, from the Company's consolidated statements of operations for the three fiscal years ended April 2, 1995, April 3, 1994 and March 28, 1993.

                                                        FISCAL YEAR ENDED
                                                    --------------------------
                                                   April 2,  April 3,  March 28,
                                                     1995       1994      1993
                                                     -----     ------    ------
Revenues .......................................    100.0%     100.0%    100.0%
Cost of revenues ...............................     42.5       48.3      56.0
                                                     -----     ------    ------
Gross margin ...................................     57.5       51.7      44.0
                                                     -----     ------    ------
Operating expenses:
Research and development .......................     18.6       19.4      22.6
Selling, general and administrative ............     15.3       16.5      16.7
                                                     -----     ------    ------
Total operating expenses .......................     33.9       35.9      39.3
                                                     -----     ------    ------
Operating income ...............................     23.6       15.8       4.7
Net interest income ............................      1.2       (0.6)     (2.0)
                                                     -----     ------    ------
Income before provision for income taxes .......     24.8       15.2       2.7
Provision (benefit) for income taxes ...........      6.2        3.0       0.4
                                                     -----     ------    ------
Net income .....................................     18.6%      12.2%      2.3%
                                                     =====     ======    ======

RESULTS OF OPERATIONS


   Revenues increased 27.8% to $422.2 million in fiscal 1995, as compared to revenues of $330.5 million in fiscal 1994, which in turn represented a 39.9% increase over revenues of $236.3 million in fiscal 1993. The increase in fiscal 1995 was attributable to the higher unit volumes across all product families and sales channels. Sales in Asia-Pacific (excluding Japan) and Europe increased substantially in fiscal 1995. In addition, much of the increase in revenues was driven by increasing demand for fast SRAM memory utilized by more powerful microprocessors, such as the Pentium and PowerPC, which utilize secondary cache memory for enhanced system performance. As a result of strong industry-wide demand and capacity constraints, SRAM prices were generally higher throughout fiscal 1995 as compared to the prior year, particularly in the second half of fiscal 1995. The Company also achieved in fiscal 1995 higher unit sales of specialty memories and embedded microprocessors, particularly in the telecommunications and networking markets. In fiscal 1995 microprocessor sales were flat as compared to fiscal 1994, due to a decline in sales of nonembedded microprocessors as a result of the Company's strategic shift of focus toward sales of embedded microprocessors. Growth in fiscal 1994 was due to increased unit sales across all product segments, with the largest percentage increase in the microprocessor segment, as well as favorable pricing during the fiscal year on certain products, offset in part by lower selling prices for some products. Revenue growth in fiscal 1993 was attributed to increases in product shipments across all market segments, offset in part by price reductions on several major products. Toward the end of fiscal 1993, pricing firmed in the memory business segment, reversing a trend of steady price erosion over several years, which had been driven in part by increased demand across all market segments.

   Gross profit in fiscal 1995 increased 42.0% to $242.5 million, or 57.5% of revenues, as compared to $170.8 million or 51.7% of revenues in fiscal 1994. Gross profit increased 64.3% in fiscal 1994 from $104.0 million or 44.0% of revenues in fiscal 1993. The improvements in gross profit and gross margins in fiscal 1995 were primarily attributable to higher prices on certain products, particularly SRAMs, higher manufacturing capacity utilization and lower costs achieved through die shrinks. In fiscal 1995 the Company also continued a shift to more advanced designs and wafer fabrication processes, which resulted in increased die per wafer yields and therefore lower unit costs. More efficient test and burn-in procedures also contributed to improved yields and reduced manufacturing costs. In addition, selective acceptance of new orders as a result of continued strong demand allowed the Company to shift manufacturing capacity to higher-margin products. Gross profit also benefited in fiscal 1995 as compared to fiscal 1994 as a result of a $3.5 million reduction in patent and royalty expenses related to license agreements. However, the Company's industry is characterized by patent claims and license agreements, and there can be no assurance royalty expenses will not increase in the future. In recent periods the pricing environment for SRAMs has been favorable, notwithstanding the long-term trend of price declines in the semiconductor market. Significant price declines for SRAMs or other products in the future could adversely affect the Company's operating results. The improvement in gross profit in fiscal 1994 was primarily attributable to greater capacity utilization, which lowered average wafer manufacturing costs, significant increases in die per wafer due to wafer fabrication process improvements, and a mix shift to products with higher average selling prices, particularly microprocessors.

   Research and development expenses increased 22.1% to $78.4 million or 18.6% of revenues in fiscal 1995, as compared to $64.2 million or 19.4% of revenues in fiscal 1994. In fiscal 1993, R&D expenses were $53.5 million or 22.6% of revenues. The increases in R&D expenses were due primarily to continued investments by the Company in both process technology and new product design and development. In fiscal 1995, the Company introduced over 50 new products, with more than 600 configurations, and continued to develop its CMOS processes at 0.5 micron geometries and below. A number of activities will cause absolute R&D spending to increase substantially, including expansion of R&D activity in both Atlanta, Georgia and Austin, Texas, new plant start-up costs associated with the Oregon wafer fabrication facility, particularly in fiscal 1996, and further development of new products and processes. IDT believes that the continuation of a high level of R&D investment is essential to continue the flow of new products.

   Selling, general and administrative expenses increased 19% to $64.6 million in fiscal 1995 or 15.3% of revenues, as compared to $54.3 million or 16.5% of revenues in fiscal 1994. In fiscal 1993, SG&A expenses were $39.5 million or 16.7% of revenues. The increase in SG&A expenses in fiscal 1995 was attributable to higher costs associated with the higher level of sales, including higher sales commissions, employee profit sharing and management bonuses, and an increase in sales personnel, particularly in Europe, although SG&A expenses did not increase as rapidly as sales. The fiscal 1994 increase was primarily due to increases in management bonuses, employee profit sharing and the variable selling expenses associated with the revenue increase.

   Interest expense totaled $3.3 million in fiscal 1995, compared to $5.2 million in fiscal 1994 and $5.9 million in fiscal 1993. Interest expense has decreased as IDT has retired outstanding debt, primarily equipment financing. IDT continues to impute interest on a long-term obligation associated with a patent cross-license.

   Interest income and other, net, increased to $8.2 million in fiscal 1995 compared to $3.1 million and $1.1 million in fiscal years 1994 and 1993, respectively. The increase in interest income resulted from significantly higher cash balances available for investments, due to cash generated from operations and net proceeds from Common Stock offerings of $46.8 million in October 1993 and $97.6 million in December 1994. In fiscal 1995 interest income also reflected the general increase in interest rates available for investment funds. IDT also received approximately $1.0 million of royalty income in fiscal 1995 compared to $0.3 million in fiscal 1994 and none in fiscal 1993.

   The effective tax rates for fiscal 1995, 1994 and 1993 of 25%, 20% and 15%, respectively, differed from the U.S. statutory rate of 35% in fiscal 1995 and 1994 (34% for fiscal 1993) primarily due to earnings of foreign subsidiaries being taxed at lower rates, as well as the utilization of research and development credits. In addition, fiscal years 1995 and 1994 benefited from the realization of certain deferred tax benefits for which a valuation allowance was previously required. The Company expects that its effective tax rate in 1996 will increase to approximately 32% due to decreased tax benefits associated with its Malaysian subsidiary. See Note 11 of Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

   The Company's financial condition improved during fiscal 1995. Cash and cash equivalents and short-term investments increased from $121.8 million at the end of fiscal 1994 to $232.1 million at the end of fiscal 1995. Working capital increased from $143.2 million at April 3, 1994 to $271.7 million at April 2, 1995. These increases were due to improved profitability, as well as a public stock offering in fiscal 1995 yielding net proceeds of approximately $97.6 million. As of April 2, 1995, the Company had $6.1 million available under unsecured lines of credit, all of which are overseas. See Note 6 of Notes to Consolidated Financial Statements.

   During fiscal 1993, 1994 and 1995, the Company generated $37.2 million, $100.1 million and $115.8 million, respectively, of cash flow from operations. The largest single factor influencing cash flow from operations during fiscal 1993 was the depreciation resulting from the Company's San Jose wafer fabrication facility. The improved operating results in fiscal 1994 and 1995 also had a significant impact on cash flow during those periods. The Company anticipates that significant depreciation relating to the San Jose facility will continue through at least fiscal 1996.

   During fiscal 1993, 1994 and 1995, the Company's net cash used in investing activities was $28.8 million, $68.9 million and $163.2 million, respectively, of which $28.0 million, $37.4 million and $94.7 million, respectively, were used for capital equipment and property and plant improvements. During fiscal 1993, the Company's net cash used in financing activities was $5.9 million, due primarily to net repayments of $8.8 million related primarily to capital equipment financing. In fiscal 1994, financing activities generated $34.8 million, the primary source of which was net cash of $46.8 million as a result of the Company's public equity offering in October 1993. This source was partially offset by net repayments of equipment financing of $20.5 million. In fiscal 1995 the Company's financing activities generated $89.2 million, the primary source of which was net cash of $97.6 million as a result of the Company's public equity offering in December 1994; these funds were partially offset by net debt repayments of $14.4 million. See Notes 4, 5, 6 and 7 of Notes to Consolidated Financial Statements for information regarding the Company's various financing arrangements.

   The Company has international subsidiaries which operate and sell products or manufacture products in foreign markets. In addition, the Company's export sales are generally denominated in local currencies. The Company also purchases materials and equipment from foreign suppliers, and incurs labor costs, particularly at its Malaysia assembly facility, in foreign currencies. As a result, the Company is exposed to international factors such as changes in foreign currency exchange rates, imposition of currency exchange controls or changes in the economic conditions of the countries in which the Company operates. The Company utilizes forward exchange contracts to hedge against the short-term impact of foreign currency fluctuations on certain assets or liabilities denominated in foreign currencies. At April 2, 1995, the Company had outstanding various forward exchange contracts valued at approximately $18.5 million. There can be no assurance that the above factors will not adversely affect the Company's operations in the future or that the Company will be successful in its hedging efforts. See Note 2 of Notes to Consolidated Financial Statements.

   In view of current and anticipated capacity requirements, the Company anticipates capital expenditures of approximately $260 million in fiscal 1996, principally in connection with its capacity expansion programs. In January 1995 the Company entered into a five-year, $60 million Tax Ownership Lease transaction with respect to the new Oregon wafer fabrication facility. The lease obligations are secured by the building and collateralized by cash and/or investments (restricted securities) up to 105% of the lessor's construction cost until completion of the building and 85% thereafter. Restricted securities collateralizing this lease were $10.5 million at April 2, 1995 and are expected to reach approximately $50 million by the completion of the facility in fiscal 1996. The Company is also contingently liable at the end of the lease to the extent the lessor is not able to realize 85% of the construction costs of the building upon sale or other disposition of the building by the lessor. The lease requires monthly payments which vary based upon the London Interbank Offered Rate (LIBOR) plus 0.3% (6.425% at April 2, 1995). See Note 7 to Consolidated Financial Statements. The Company may consider additional forms of financing to help meet its anticipated capital needs for its new Oregon facility, including a possible bond financing through the State of Oregon, which could yield proceeds of up to $20 million or more. The Company currently estimates that the cost to construct and equip the Oregon and Philippines facilities will be approximately $400 to $500 million and $75 million, respectively. Accordingly, the Company anticipates significant continuing capital expenditures in the next several years. See "Risk Factors--Current Capacity Limitations and Risks Associated with Planned Expansion" and "--Capital Needs."

   The Company believes that existing cash and cash equivalents, cash flow from operations, existing credit facilities and possible other financing arrangements for the new facilities, will be adequate to fund its anticipated capital expenditures and working capital needs through fiscal 1996. There can be no assurance, however, that the Company will not be required to seek other financing sooner or that such financing, if required, will be available on terms satisfactory to the Company.


FACTORS AFFECTING FUTURE RESULTS

   During fiscal 1995 the Company experienced strong growth in both revenues and earnings particularly in the last six months. Nonetheless, the Company and the semiconductor industry in general are subject to a number of uncertainties.

   The Company's operating results have been, and in the future may be, subject to fluctuations due to a wide variety of factors including the timing of or delays in new product and process technology announcements and introductions by the Company or its competitors, competitive pricing pressures, fluctations in manufacturing yields, changes in the mix of products sold, availability and costs of raw materials, the cyclical nature of the semiconductor industry, industry-wide wafer-processing capacity, economic conditions in various geographic areas and costs associated with other events, such as an underutilization or expansion of production capacity, intellectual property disputes or other litigation. The semiconductor industry is highly cyclical and has been subject to significant downturns at various times that have been characterized by diminished product demand, production overcapacity and accelerated erosion of average selling prices. In recent periods, the markets for the Company's products, in particular SRAMs, have been characterized by excess demand over supply and resultant favorable pricing. These conditions represent a departure from the long-term trend of declining average selling prices in the semiconductor market. A material increase in industry-wide production capacity, shift in industry capacity toward products competitive with the Company's products, reduced demand, or other factors could result in a rapid decline in product pricing and could adversely affect the Company's operating results.

   The Company ships a substantial portion of its quarterly sales in the last month of a quarter. If anticipated shipments in any quarter do not occur, the Company's operating results for that quarter could be adversely affected. In addition, a substantial percentage of the Company's products are incorporated into computer and computer-related products, which have historically been characterized by significant fluctuations in demand. Furthermore, any decline in the demand for advanced microprocessors which utilize SRAM cache memory could adversely affect the Company's operating results. In addition, demand for certain of the Company's products is dependent upon growth in the communications market. A slowdown in the computer and related peripherals or communications markets could also adversely affect the Company's operating results.

   As a result of production capacity constraints, the Company has not been able to take advantage of all market opportunities presented to it. Due to long production lead times and current capacity constraints, any failure by the Company to adequately forecast the mix of product demand could adversely affect the Company's sales and operating resuls. To address its capacity requirements, in fiscal 1995 the Company initiated extensive production expansion programs, which face a number of substantial risks including, but not limited to, delays in construction, cost overruns, equipment delays or shortages, manufacturing startup or process problems and difficulties in hiring key managers and technical personnel. In addition, the Company has never operated an eight-inch wafer fabrication facility, like the one being built in Oregon, and eight-inch facilities and production equipment are relatively new to the industry.
Accordingly, the Company could incur unanticipated process or production problems. To remain competitive, the Company must continue to invest in advanced manufacturing and test equipment. From time to time, the Company has experienced production difficulties that have caused delivery delays and quality problems. There can be no assurance that the Company will not experience manufacturing problems and product delivery delays in the future as a result of among other things, changes to its process technologies, ramping production, installing new equipment at its facilities and constructing facilities in Oregon and the Philippines. Further, the Company's existing wafer fabrication facilities are located relatively near each other in Northern California. If the Company were unable to use these facilities, as a result of a natural disaster or otherwise, the Company's operations would be materially adversely affected until the Company were able to obtain other production capability.

   The Company's capacity additions will result in a significant increase in fixed and operating expenses. If revenue levels do not increase sufficiently to offset these additional expense levels, the Company's operating results could be adversely impacted in future periods. In this regard, the Company has historically expensed as period costs, rather than capitalized, the operating expenses associated with bringing a fabrication facility to commercial production. Although the Company does not expect the Oregon fabrication facility to contribute to revenues until fiscal 1997, the Company will recognize substantial operating expenses associated with the facility in fiscal 1996 and 1997. In addition, in fiscal 1997, the Company will begin to recognize substantial depreciation expenses upon commencement of commercial production but before production of substantial volume is achieved.

   To remain competitive, the Company must continue to devote significant resources to research and development of new products and processes. There can be no assurance that the Company will be able to develop and introduce new products in a timely manner, that new products will gain market acceptance or that new process technologies can be successfully implemented. Further, the ability of the Company to compete successfully depends upon a number of factors, including new product and process technology introductions by the Company and its competitors customer acceptance of the Company's products, cost effective manufacturing, assertion of intellectual property rights and general market and economic conditions. There can be no assurance that the Company will be able to compete successfully in the future against existing or potential competitors or that the Company's operating results will not be adversely affected by increased price competition.

   The semiconductor industry is extremely capital intensive. To remain competitive, the Company must continue to invest in advanced manufacturing and test equipment. In fiscal 1996 the Company expects to expend approximately $260 million for the purchase of equipment for the Oregon facility, other ongoing capital expenditures and initial funding for the Philippines assembly and test facility. The Company currently estimates that the cost to construct and equip the Oregon and Philippines facilities will be approximately $400 and $500 million and $75 million, respectively. Accordingly, the Company anticipates significant continuing capital expenditures in the next several years. There can be no assurance that the Company will not be required to seek financing to satisfy its cash and capital needs or that such financing would be available on terms satisfactory to the Company. In this regard, any adverse effect upon the Company's operating results due to a significant downturn in industry pricing or otherwise could accelerate the Company's need to seek additional outside capital.

   The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights or positions, which have resulted in significant and often protracted and expensive litigation. In recent years, there has been a growing trend of companies to resort to litigation to protect their semiconductor technology from unauthorized use by others. The Company in the past has been involved in patent litigation which adversely affected its operating results. Although the Company has obtained patent licenses from certain semiconductor manufacturers, the Company does not have licenses from a number of semiconductor manufacturers who have a broad portfolio of patents. The Company has been notified that it may be infringing patents issued to certain semiconductor manufacturers and other parties, and is currently involved in several license negotiations. There can be no assurance that additional claims alleging infringement of intellectual property rights will not be asserted in the future. The intellectual property claims that have been or may be asserted against the Company could require the Company to discontinue the use of certain processes or cease the manufacture, use and sale of infringing products, to incur significant litigation costs and damages, and to develop noninfringing technology or to acquire licenses to the alleged infringed technology. There can be no assurance that the Company would be able to obtain such licenses on acceptable terms or to develop noninfringing technology. Further, the failure to renew or renegotiate existing licenses or significant increases in amounts payable under these licenses could have an adverse effect on the Company.

   The Company is subject to a variety of regulations related to hazardous materials used in its manufacturing process. Any failure by the Company to control the use of, or to restrict adequately the discharge of, hazardous materials under present or future regulations could subject it to substantial liability or could cause its manufacturing operations to be suspended.

   The Company's Common Stock has experienced substantial price volatility and such volatility may occur in the future, particularly as a result of quarter to quarter variations in the actual or anticipated financial results of the Company or other companies in the semiconductor industry or in the markets served by the Company, or announcements by the Company or its competitors regarding new product introductions. In addition, the stock market has experienced extreme price and volume fluctuations that have affected the market price of many technology companies' stocks in particular, these factors may adversely affect the price of the Common Stock.

ITEM 8     FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL INFORMATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES COVERED BY REPORT OF INDEPENDENT ACCOUNTANTS

Consolidated Financial Statements included in Item 8:

Report of Independent Accountants

Consolidated Balance Sheets at April 2, 1995 and April 3, 1994

Consolidated Statements of Operations for each of the three fiscal years in the period ended April 2, 1995

Consolidated Statements of Cash Flows for each of the three fiscal years in the period ended April 2, 1995

Consolidated Statements of Stockholder's Equity for each of the three fiscal years in the period ended April 2, 1995

Notes to consolidated financial statements

All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements or notes thereto.


                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Integrated Device Technology,
Inc.

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Integrated Device Technology, Inc. and its subsidiaries at April 2, 1995 and April 3, 1994, and the results of their operations and their cash flows for each of the three years in the period ended April 2, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsiblity is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP
San Jose, California
April 21, 1995


                       INTEGRATED DEVICE TECHNOLOGY, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                   APRIL 2,    APRIL 3,
                                                                     1995        1994
                                                                 ----------  ----------

                                   ASSETS
Current assets:
  Cash and cash equivalents .....................................  $130,211    $ 88,490
  Short-term investments ........................................   101,874      33,351
  Accounts receivable, net of allowance for returns and doubtful
    accounts of $3,830 and $4,129 ...............................    71,974      40,643
  Inventory .....................................................    37,459      29,855
  Deferred tax assets ...........................................    26,443      26,276
  Prepayments and other current assets ..........................     7,013       3,858
                                                                  ----------  ---------
    Total current assets ........................................   374,974     222,473
                                                                  ----------  ---------
Property, plant and equipment, net ..............................   178,780     120,838
Other assets ....................................................     8,221       6,260
                                                                  ----------  ---------
    Total assets ................................................  $561,975    $349,571
                                                                  ==========  =========

               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ................................................$ 39,814   $ 15,925
  Accrued compensation and related expense ........................  22,889     16,528
  Deferred income on shipments to distributors ....................  22,348     17,592
  Income taxes payable ............................................   1,716      1,964
  Other accrued liabilities .......................................  10,609     13,032
  Current portion of long-term obligations ........................   5,903     14,184
                                                                   ---------- ----------
    Total current liabilities ..................................... 103,279     79,225
                                                                   ---------- ----------
Long-term obligations ............................................   36,595     37,462
                                                                   ---------- ----------
Deferred tax liabilities .........................................    7,570      8,517
                                                                   ---------- ----------
Commitments and contingencies
Stockholders' equity:
  Preferred stock; $.001 par value: 5,000,000 shares authorized;
    no shares issued ..............................................
  Common stock; $.001 par value: 65,000,000 shares authorized;
    38,104,634 and 33,405,552 shares issued and outstanding  ......      38         33
  Additional paid-in capital ...................................... 271,618    160,221
  Retained earnings ............................................... 142,819     64,517
  Cumulative translation adjustment ...............................      56       (404)
                                                                   ---------- ----------
    Total stockholders' equity .................................... 414,531    224,367
                                                                   ---------- ----------
    Total liabilities and stockholders' equity ....................$561,975   $349,571
                                                                   ========== ==========

  The accompanying notes are an integral part of these financial statements.

                      INTEGRATED DEVICE TECHNOLOGY, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                       FISCAL YEAR ENDED
                                              ---------------------------------
                                                 APRIL 2,   APRIL 3,   MARCH 28,
                                                   1995        1994       1993
                                               ----------  --------- -----------
Revenues ..................................... $422,190    $330,462   $236,263
Cost of revenues .............................  179,652     159,627    132,285
                                               ----------  --------- -----------
Gross profit .................................  242,538     170,835    103,978
                                               ----------  --------- -----------
Operating expenses:
  Research and development ...................   78,376      64,237     53,461
  Selling, general and administrative  .......   64,647      54,329     39,511
                                               ----------  ---------- ----------
  Total operating expenses ...................  143,023     118,566     92,972
                                               ----------  ---------- ----------
Operating income .............................   99,515      52,269     11,006
Interest expense .............................   (3,298)     (5,165)    (5,855)
Interest income and other, net ...............    8,186       3,102      1,127
                                               ----------  ---------- ----------
Income before provision for income taxes  ....  104,403      50,206      6,278
Provision for income taxes ...................   26,101      10,041        942
                                               ----------  ---------- ----------
Net income ................................... $ 78,302    $ 40,165   $  5,336
                                               ==========  ========== ==========
Net income per share ......................... $   2.09    $   1.21   $    .18
                                               ==========  ========== ==========
Shares used in computing net income per share    37,382      33,116     29,701
                                               ==========  ========== ==========

  The accompanying notes are an integral part of these financial statements.


                      INTEGRATED DEVICE TECHNOLOGY, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                                                    FISCAL YEAR ENDED
                                                                                   ------------------------------------------------
                                                                                         APRIL 2,          APRIL 3,       MARCH 28,
                                                                                          1995              1994             1993
                                                                                        ---------         ---------        --------

Operating activities:
  Net income ..............................................................             $  78,302         $  40,165        $  5,336
    Adjustments:
    Depreciation and amortization .........................................                38,816            37,594          37,140
    Provision for losses on accounts receivable ...........................                   299               476            (742)
  Changes in assets and liabilities:
    Accounts receivable ...................................................               (31,630)            2,071         (6,167)
    Inventory .............................................................                (7,604)           (2,618)        (3,843)
    Deferred tax assets ...................................................                 4,012           (10,897)         2,616
    Other assets ..........................................................                (7,157)           (1,247)          (391)
    Accounts payable ......................................................                23,889               106           (804)
    Accrued compensation and related expense ..............................                 6,361             9,799          3,158
    Deferred income on shipments to distributors ..........................                 4,756             7,142          1,093
    Income taxes payable ..................................................                 7,605            11,574            477
    Other accrued liabilities .............................................                (1,846)            5,885           (679)
                                                                                        ---------         ---------       --------
  Net cash provided by operating activities ...............................               115,803           100,050         37,194
                                                                                        ---------         ---------       --------
Investing activities:
  Purchases of property, plant and equipment ..............................               (94,717)          (37,412)       (28,010)
  Purchases of short-term investments .....................................              (106,948)          (40,221)        (4,927)
  Proceeds from sales of short-term investments ...........................                38,425             8,747          4,110
                                                                                        ---------         ---------       --------
  Net cash used for investing activities ..................................              (163,240)          (68,886)       (28,827)
                                                                                        ---------         ---------       --------
Financing activities:
  Issuance of common stock, net ...........................................               103,549            55,337          2,981
  Proceeds from borrowings ................................................                  --               2,731         32,161
  Payment on capital leases and other debt ................................               (14,391)          (23,271)       (41,006)
                                                                                        ---------         ---------       --------
  Net cash provided by (used for) financing activities ....................                89,158            34,797         (5,864)
                                                                                        ---------         ---------       --------
  Net increase in cash and cash equivalents ...............................                41,721            65,961          2,503
Cash and cash equivalents at beginning of period ..........................                88,490            22,529         20,026
                                                                                        ---------         ---------       --------
Cash and cash equivalents at end of period  ...............................             $ 130,211         $  88,490         22,529
                                                                                        =========         =========       ========
Supplemental disclosures:
  Interest paid ...........................................................             $   2,698         $   4,713          5,893
  Income taxes paid (refunded) ............................................                13,901             9,163         (2,050)

  The accompanying notes are an integral part of these financial statements.


                      INTEGRATED DEVICE TECHNOLOGY, INC.
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                  ADDITIONAL               CUMULATIVE        TOTAL
                                                             COMMON STOCK          PAID-IN     RETAINED    TRANSLATION STOCKHOLDERS'
                                                         SHARES       AMOUNT       CAPITAL     EARNINGS    ADJUSTMENT       EQUITY
                                                       ----------   ----------   ----------   ----------   ----------    ----------
Balance, March 29, 1992 ............................   26,553,731   $       27   $   85,669   $   19,016   $     (110)   $  104,602
  Issuance of common stock .........................    1,823,990            1        7,480         --           --           7,481
  Tax benefits of stock option
    transactions ...................................         --           --            582         --           --             582
  Translation adjustment ...........................         --           --           --           --           (241)         (241)
  Net income .......................................         --           --           --          5,336         --           5,336
                                                       ----------   ----------   ----------   ----------   ----------    ----------
Balance, March 28, 1993 ............................   28,377,721           28       93,731       24,352         (351)      117,760
  Issuance of common stock .........................    2,027,831            2        9,241         --           --           9,243
  Issuance of common stock at $15.71 per
    share, pursuant to public offering,  net
    of expenses of $366 ............................    3,000,000            3       46,761         --           --          46,764
  Tax benefits of stock option
    transactions ...................................         --           --         10,488         --           --          10,488
  Translation adjustment ...........................         --           --           --           --            (53)          (53)
  Net income .......................................         --           --           --         40,165         --          40,165
                                                       ----------   ----------   ----------   ----------   ----------    ----------
Balance, April 3, 1994 .............................   33,405,552           33      160,221       64,517         (404)      224,367
  Issuance of common stock .........................      889,082            1        5,987         --           --           5,988
  Issuance of common stock at $25.675
    per  share, pursuant to public offering, net
    of expenses of $261 ............................    3,810,000            4       97,557         --           --          97,561
  Tax benefits of stock option
    transactions ...................................         --           --          7,853         --           --           7,853
  Translation adjustment ...........................         --           --           --           --            460           460
  Net income .......................................         --           --           --         78,302         --          78,302
                                                       ----------   ----------   ----------   ----------   ----------    ----------
Balance, April 2, 1995 .............................   38,104,634   $       38   $  271,618   $  142,819   $       56    $  414,531
                                                       ==========   ==========   ==========   ==========   ==========    ==========

  The accompanying notes are an integral part of these financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Basis of Presentation. The consolidated financial statements include the accounts of Integrated Device Technology, Inc. (IDT or the Company) and all of its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

   Fiscal Year. The Company's fiscal year ends on the Sunday nearest March 31. Fiscal years 1993 and 1995 each included 52 weeks. The fiscal year ended on April 3, 1994 was a 53-week year. The fiscal year-end of certain of the Company's foreign subsidiaries is March 31, and the results of their operations as of their fiscal year end have been combined with the Company's results of operations as of April 2, 1995. Transactions during the intervening period were not significant.

   Cash, Cash Equivalents and Short-term Investments. Cash equivalents are highly liquid investments with original maturities of three months or less at the time of acquisition or with guaranteed on-demand buy-back provisions. Short-term investments are valued at amortized cost, which approximates market.

   The Company adopted Statement of Financial Accounting Standards (FAS) 115, "Accounting for Certain Investments in Debt and Equity Securities" effective April 4, 1994 as required by that pronouncement. The Statement requires reporting of investments as either held to maturity, trading or available for sale. The cumulative effect of adopting FAS 115 was not material to the Company's financial position or results of operations. The Company's investments are classified as available-for-sale as of April 2, 1995. Investment securities classified as available-for-sale are measured at market value and net unrealized gains or losses are recorded as a separate component of stockholders' equity until realized. Any gains or losses on sales of investments are computed on specific identification. As of April 2, 1995, gross realized and unrealized gains and losses on investments available for sale were not material. Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates the classification at each reporting date.

             AVAILABLE-FOR-SALE SECURITIES                        APRIL 2, 1995
          ---------------------------------                      ---------------
                                                                 (IN THOUSANDS)
U.S. Government agency securities  ...........................      $ 36,262
State and local governments ...................................       94,345
Corporate securities ..........................................       73,160
Others ........................................................        8,215
                                                                     -------
Total debt and equity securities ..............................      211,982
                                                                     -------
Less cash equivalents .........................................      110,108
                                                                     -------
Short-term investments ........................................     $101,874
                                                                     =======

   Short-term investments of $47,949,000 mature in less than one year and $53,925,000 have maturities between one and four years.

   Inventory. Inventory is stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market. Market is based upon estimated realizable value reduced by normal gross margin. Inventory at April 2, 1995 and April 3, 1994 was:

                                                 APRIL 2, 1995   APRIL 3, 1994
                                                --------------- ---------------
                                                       (IN THOUSANDS)
Inventory:
  Raw materials ..........................          $  4,404        $  2,834
  Work-in-process ........................            16,977          10,201
  Finished goods .........................            16,078          16,820
                                                     --------       --------
                                                    $ 37,459        $ 29,855
                                                     ========       ========

   Property, Plant and Equipment. Property, plant and equipment are stated at cost. Depreciation is computed for property, plant and equipment using the straight-line method over estimated useful lives of the assets. Leasehold improvements and leasehold interests are amortized over the shorter of the estimated useful lives of the assets or the remaining term of the lease. Accelerated methods of depreciation are used for tax computations. Property, plant and equipment at April 2, 1995 and April 3, 1994 were:

                                                   APRIL 2, 1995   APRIL 3, 1994
                                                  --------------- --------------
                                                         (IN THOUSANDS)
Property, plant and equipment:
  Land ...........................................    $   6,076       $   4,382
  Machinery and equipment ........................      332,680         248,095
  Building and leasehold improvements ............       40,576          40,063
  Construction-in-progress .......................        5,553              76
                                                      ---------       ----------
                                                        384,885         292,616
Less accumulated depreciation and amortization ...      206,105         171,778
                                                      ---------       ----------
                                                      $ 178,780       $ 120,838
                                                      =========       ==========

   Income Taxes. The Company accounts for income tax in accordance with Statement of Financial Accounting Standards (FAS) 109, "Accounting for Income Taxes". FAS 109 is an asset and liability approach which requires that the expected future tax consequences of temporary differences between book and tax bases of assets and liabilities be recognized as deferred tax assets and liabilities.

   Net Income Per Share. Net income per share is computed using the weighted average number of shares of common stock outstanding during the year, plus incremental common equivalent shares, if dilutive. Common stock equivalents consist of stock options (using the treasury stock method).

   Revenue Recognition. Revenue from product sales is generally recognized upon shipment and a reserve is provided for estimated returns and discounts. A portion of the Company's sales is made to distributors under agreements which allow certain rights of return and price protection on products unsold by the distributors. Related gross profits thereon are deferred until the products are resold by the distributors.

   Translation of Foreign Currencies. Accounts denominated in foreign currencies have been translated in accordance with Statement of Financial Accounting Standard (FAS) 52. The functional currency for the Company's sales operations is the applicable local currency with the exception of the Hong Kong sales subsidiary whose functional currency is the U.S. dollar. For subsidiaries whose functional currency is the local currency, gains and losses resulting from translation of these foreign currencies into U.S. dollars are accumulated in a separate component of stockholders' equity. For the Malaysian manufacturing and the Hong Kong sales subsidiaries, where the functional currency is the U.S. dollar, gains and losses resulting from the process of remeasuring foreign currency financial statements into U.S. dollars are included in income. Aggregate net foreign currency transaction gains (losses) totaled $(93,000), $(232,000) and $348,000 in fiscal 1993, 1994 and 1995, respectively. The effect of foreign currency exchange rate fluctuations on cash balances held in foreign currencies have not been material.

   Fair Value Disclosures of Financial Instruments. The estimated fair value of financial instruments has been determined by the Company, using available market information and valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, these estimates may not necessarily be indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts. The estimated fair value of all of the Company's financial instruments at April 2, 1995 was not materially different from the values presented in the consolidated balance sheet.

   Concentration of Credit Risk and Off-Balance-Sheet Risk. The Company markets high-speed integrated circuits to OEMs and distributors primarily in the United States, Europe and the Far East. The Company performs on-going credit evaluations of its customers' financial conditions and limits the amount of credit extended when deemed necessary but generally does not require collateral. Management believes that any risk of loss is significantly reduced due to the diversity of its products, customers and geographic sales areas. The Company maintains a provision for potential credit losses and write-offs of accounts receivable were insignificant in each of the three years ended April 2, 1995.

   The Company sells a significant portion of its products through third-party distributors. As a result of the merger of two of the Company's national distributors, the receivable balance from the merged company is significant in aggregate for fiscal 1994 and 1995. If the financial condition and operations of this distributor deteriorate below critical levels, the Company's operating results could be adversely affected. This distributor's receivable balance represented 6% and 11% of total accounts receivable at April 2, 1995, and April 3, 1994, respectively.

NOTE 2--DERIVATIVE FINANCIAL STATEMENTS

   The Company has foreign subsidiaries which operate and sell or manufacture the Company's products in various global markets. As a result, the Company is exposed to changes in foreign currency exchange rates. The Company primarily utilizes forward exchange contracts to hedge against the short- term impact of foreign currency fluctuations on certain assets or liabilities denominated in foreign currencies. The total amount of these contracts is offset by the underlying assets denominated in foreign currencies. The gains or losses on these contracts are included in income as the exchange rates change. Management believes that these forward contracts do not subject the Company to undue risk due to foreign exchange movements because gains and losses on these contracts are offset by losses and gains on the underlying assets, and transactions being hedged. These forward exchange contracts are considered identifiable hedges and realized and unrealized gains and losses are deferred until settlement of the underlying commitments. At April 2, 1995 deferred losses aggregated $1,160,000 and there were no deferred gains.

   Foreign exchange hedge positions, generally with maturities of less than four months are as follows:


                                                  APRIL 2, 1995    APRIL 3, 1994
                                                ---------------  ---------------
                                                  (IN THOUSANDS OF U.S. DOLLARS)
Japanese Yen--Sell ...........................       $ 10,357           $  7,234
Japanese Yen--Buy ............................          1,898               --
British Pound Sterling--Sell .................            992                534
British Pound Sterling--Buy ..................           --                  140
German Deutsche Mark--Sell ...................            142              1,736
German Deutsche Mark--Buy ....................           --                   84
French Franc--Sell ...........................             69              2,079
French Franc--Buy ............................           --                  168
Malaysian Ringgits--Sell .....................          3,022               --
Malaysian Ringgits--Buy ......................          2,003               --
                                                     --------           --------
                                                     $ 18,483           $ 11,975
                                                     ========           ========


   The Company is exposed to credit-related losses if counterparties to financial instruments fail to perform their obligations. However, it does not expect any counterparties, which presently have high credit ratings, to fail to meet their obligations. The Company controls credit risk through credit approvals, limits and monitoring procedures including the use of high credit quality counterparties.

NOTE 3--OTHER ASSETS--INTANGIBLES

   During   fiscal  1993,   IDT  entered  into   various   royalty-free   patent
cross-license agreements. The patents licenses granted to IDT under these agreements have been recorded at their cost of approximately $8,200,000 and are being amortized on a straight-line basis over five years. The amortization relating to patents licenses was $1,647,000 for both fiscal years 1995 and 1994.

NOTE 4--LONG-TERM OBLIGATIONS

   The Company leases certain equipment under long-term leases or finances purchases of equipment under bank financing agreements. Leased assets and assets pledged under financing agreements which are included under property, plant and equipment are as follows:

                                               APRIL 2, 1995    APRIL 3, 1994
                                              ---------------  ---------------
                                                    (IN THOUSANDS)
Building improvements ........................    $  --           $  6,907
Machinery and equipment ......................     39,316           65,403
                                                  -------          --------
Less accumulated depreciation
 and amortization ............................     27,396           43,949
                                                  -------          --------
                                                  $11,920          $28,361
                                                  =======          ========

   The capital lease agreements and equipment financings are collateralized by the related leased equipment and contain certain restrictive covenants.

   Future  minimum  payments  under  capital  leases  and  equipment   financing
agreements, at varying interest rates (4.9%-11.0%) are as follows:

               FISCAL YEAR                            (IN THOUSANDS)
               -------------------------------------- --------------
               1996 ..................................$     5,845
               1997 ...................................     3,023
               1998 ...................................     1,480
               1999 ...................................         3
               2000 ...................................      --
                                                          -------
               Total minimum payments .................    10,351
               Less interest ..........................       948
                                                          -------
               Present value of net minimum payments ..     9,403
               Less current portion ...................     5,219
                                                          -------
                                                          $ 4,184
                                                          =======

   During fiscal 1993, IDT recorded a long-term obligation in connection with the dismissal of certain litigation and entering into a patent cross-license agreement. The present values of the amount due at the end of the license term were $7,581,000 and $7,471,000 at April 2, 1995 and April 3, 1994, respectively. During the year, this amount payable has been reduced by an amount of royalty income pursuant to certain guaranteed revenues realized on sales of IDT's products. The Company is accreting $2,500,000 in future interest charges, reflecting an 8% discount rate, from the recorded amount at April 2, 1995 to the amount due at the end of the term using the effective interest method.

NOTE 5--LONG-TERM DEBT

   Long-term debt consists of the following:

                                                    APRIL 2, 1995  APRIL 3, 1994
                                                   --------------- -------------
                                                           (IN THOUSANDS)
Mortgage payable bearing interest at 9.625%
 due in monthly installments of $142,000
 including interest through April 1, 2005
 The note is secured by property and
 improvements in San Jose, California ............    $10,922            $11,543
Term loan payable to a Malaysian bank at 8%
 due in monthly installments of $54,000 ..........       --                  791
                                                      -------            -------
                                                       10,922             12,334
Less current portion .............................        684              1,306
                                                      -------            -------
                                                      $10,238            $11,028
                                                      =======            =======

   Principal payments required in the next five years and beyond are as follows (in thousands): $684 (1996), $752 (1997), $828 (1998), $911 (1999) and $7,747
(2000 and beyond).

NOTE 6--LINES OF CREDIT

   The Company's Malaysian subsidiary has unsecured revolving lines of credit that allow borrowings up to $2,600,000 with three local banks. These lines have no expiration date. At April 2, 1995 there were no outstanding borrowings against these lines. The borrowing rate for these lines would be incurred at the local bank's cost of funds plus 0.75% to 1% (7.25%-7.30% on April 2, 1995).

   In fiscal 1995, the Company's Japanese subsidiary had a secured revolving line of credit that allowed borrowings up to approximately $3,500,000. The line of credit automatically extends until the Company requests termination. As of April 2, 1995, no amounts were outstanding under this line of credit. The borrowing rate for this line of credit is the local bank's short-term prime rate existing at the borrowing date plus 0.2%. At April 2, 1995 this short-term borrowing rate was 3.2%.

   The Company also has foreign exchange facilities with several banks that allow the Company to enter into foreign exchange contracts of up to $55,000,000, of which $36,518,000 was available at April 2, 1995.

NOTE 7--COMMITMENTS

   Lease Commitments. The Company leases most of its administrative and manufacturing facilities under operating lease agreements which expire at various dates through 2005. One facility was leased from a principal shareholder and a director. The annual rent paid to this shareholder totaled approximately $1,527,000, $1,396,000 and $1,396,000 in fiscal 1995, 1994 and 1993, respectively. This stockholder lease expired during fiscal 1995 and was renewed through June 2005.

   In January 1995, the Company entered into a five-year $60 million Tax Ownership Lease transaction to lease the wafer fabrication facility being constructed for its use in Hillsboro, Oregon. This lease requires monthly payments which vary based on the London Interbank Offered Rate (LIBOR) plus 0.3% (6.425% at April 2, 1995). This lease also provides the Company with the option of either acquiring the building at its original cost or arranging for the building to be acquired at the end of the respective lease term. The Company's obligations under the lease are secured by a line of credit trust deed on the building and collateralized by cash and/or investments (restricted securities) up to 105% of the lessor's construction costs until completion of the building which is scheduled for the third quarter of fiscal 1996 and 85% thereafter. Restricted securities collateralizing this lease were $10,500,000 at April 2, 1995 and are expected to reach approximately $50,000,000 upon the completion of the facility. The Company is also contingently liable under a first-loss clause for up to 85% of the constructed costs of the building. In addition, the Company must maintain compliance with certain financial convenants. Management believes that this contingent liability will not have a material adverse effect on the Company's financial position or results of operations.

   The aggregate minimum rent commitments under all operating leases, including the Hillsboro facility, which will be approximately $3,800,000 per year beginning when the facility is completed, estimated to be the third quarter of fiscal 1996, are as follows:

                        (FISCAL YEAR)        (IN THOUSANDS)
                        -------------------- --------------
                        1996 ................$     5,803
                        1997 .................     7,567
                        1998 .................     7,321
                        1999 .................     7,309
                        2000 .................     6,916
                        2001 and thereafter ..     6,861
                                                 -------
                                                 $41,777
                                                 =======

   Rent expense for the years ended April 2, 1995, April 3, 1994 and March 28, 1993 totaled approximately $3,326,000, $3,488,000 and $3,303,000 respectively.

   In March 1995, the Company paid a down payment of $925,000 on a conditional purchase of land in the Philippines for the development of a test and manufacturing facility. The total purchase commitment for this land is $3,100,000.


   As of April 2, 1995, five secured standby letters of credit were outstanding totaling $8,635,000. Two letters of credit are held in connection with the Company's workers compensation insurance and mature on June 30, 1995 and June 30, 1996. The other three letters of credit are required for international purchases and expire in June and December of 1995.

NOTE 8--SALE OF COMMON STOCK

   In December 1994, the Company completed a public offering of 3,810,000 shares of its Common Stock and received net proceeds of $97,600,000. The Company will use the net proceeds from the offering for construction of its eight-inch wafer fabrication facility in Hillsboro, Oregon, expansion of existing wafer fabrication facilities in San Jose and Salinas, California, acquisition of capital equipment and general corporate purposes, including working capital.


NOTE 9--STOCKHOLDERS' EQUITY

   Stock Option Plans. The Company has stock option plans under which key employees, officers, directors and consultants may be granted options to purchase shares of the Company's common stock at prices which are not less than fair market value at the date of grant. Options granted are generally exercisable in 25% increments each year beginning one year after the grant date.

   At April 2, 1995, options for 1,383,018 shares were exercisable at an aggregate exercise price of $6,990,000. At April 3, 1994, options for 1,172,000 shares were exercisable at an aggregate exercise price of $4,856,000.

   Activity under the plans is summarized as follows:

                                                                        OPTIONS OUTSTANDING
                                                -------------------------------------------------------------------
                                                 AVAILABLE                                             AGGREGATE
                                               FOR ISSUANCE           NUMBER       PRICE PER SHARE        PRICE
                                                 ----------         ----------     --------------     -------------
Balance, March 29, 1992 ..................        2,073,500         4,815,572      $ 3.25-$ 13.25     $  18,287,000
  Additional authorization
  Granted ................................       (1,358,323)        1,358,323      $3.625-$  8.25         6,701,000
  Surrendered, canceled or expired .......          254,930          (447,625)     $ 3.25-$ 13.25        (1,810,000)
  Exercised ..............................             --            (529,371)     $ 3.25-$  7.50        (1,933,000)
                                                 ----------         ----------                        -------------
Balance, March 28, 1993 ..................          970,107         5,196,899      $ 3.25-$12.125        21,245,000
  Additional authorization ...............          975,000
  Granted ................................       (1,850,234)        1,850,234      $ 7.00-$25.375        26,599,000
  Surrendered, canceled or expired .......          284,010          (287,423)     $ 3.25-$22.125        (1,738,000)
  Exercised ..............................             --          (1,780,613)     $ 3.25-$17.625        (6,695,000)
                                                 ----------         ----------                        -------------
Balance, April 3, 1994 ...................          378,883         4,979,097      $ 3.25-$25.375      $ 39,411,000
  Additional authorization ...............        1,675,000
  Granted ................................       (1,512,056)        1,512,056      $16.50-$39.688        41,595,000
  Surrendered, canceled or expired .......          287,012          (283,601)     $ 3.25-$39.688        (4,903,000)
  Exercised ..............................             --            (738,579)     $ 3.25-$28.125        (3,529,000)
                                                 ----------         ----------                        -------------
Balance, April 2, 1995 ...................          828,839         5,468,973      $ 3.25-$39.688      $ 72,574,000
                                                 ==========         ==========                        =============

   Stock Purchase Plan. The Company has a stock purchase plan under which employees and officers may purchase shares of the Company's common stock. The purchase price at which shares may be purchased under this plan is 85% of the lower of the fair market value on the first or last day of each quarterly plan period. As of April 2, 1995 and April 3, 1994, 1,594,905 and 1,457,771 shares, respectively, had been purchased by employees, net of repurchases by the Company, under the terms of the plan agreements. At April 2, 1995, 430,095 shares were reserved and available for issuance under this plan.

   Stockholder Rights Plan. In February 1992, the Board approved certain amendments to the Company's Stockholder Rights Plan. Under the plan, the Company declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of common stock. Each Right entitles the holder, under certain circumstances, to purchase common stock of the Company with a value of twice the exercise price of the Right. In addition, the Board of Directors may, under certain circumstances, cause each Right to be exchanged for one share of common stock or substitute consideration. The Rights are redeemable by the Company and expire in 1998.

NOTE 10--EMPLOYEE BENEFITS PROFIT SHARING PLAN

   Prior to September 24, 1993, under the Company's Profit Sharing Plan, the Board of Directors could authorize semiannual contributions for the benefit of employees of up to 10% of pre-tax earnings, before profit sharing. Half of the annual contribution, net of expenses, was in the form of cash payments directly to all domestic and Malaysian employees meeting certain service criteria, and the residual half was contributed directly to the Company's Long-Term Incentive Plan for the purchase of IDT Common Stock on behalf of the Company's employees.

   The Company received approval from the IRS to terminate the Long-Term Incentive Plan effective September 24, 1993. Effective this date, all shares were 100% vested and no additional shares of IDT stock will be added to this account. Beginning September 27, 1993, all IDT employees received an increase in their cash profit sharing from 5% to 7% and the Company contributed an additional 1% of pre-tax profits, divided equally among all domestic employees, to the Company's 401(k) plan.

   Administrative   expenses  are  netted   against  the  Profit   Sharing  Plan
contribution.  Contributions  for the years ended  April 2, 1995,  April 3, 1994 and  March 28, 1993 for this  plan  were  $8,360,000,  $5,128,000  and  $477,000 respectively. There were no contributions for the year ended March 29, 1992.


NOTE 11--INCOME TAXES

   The components of income before provision for income taxes are as follows:

                                           APRIL 2,       APRIL 3,    MARCH 28,
                                             1995           1994        1993
                                          ----------    ----------   -----------
                                                      (IN THOUSANDS)
United States ...............                $ 96,524     $ 44,808     $  2,240
Foreign .....................                   7,879        5,398        4,038
                                            ---------     --------     ---------
                                             $104,403     $ 50,206     $  6,278
                                            =========     ========     =========

   The provisions (benefits) for income taxes consist of the following:

                                           APRIL 2,       APRIL 3,    MARCH 28,
                                             1995           1994        1993
                                          ----------    ----------   -----------
                                                      (IN THOUSANDS)
Current income taxes (benefits):
  United States ......................       $ 21,164     $ 14,699     $ (2,467)
  State ..............................          3,902        4,039         --
  Foreign ............................            668          798          102
                                            ---------     --------     ---------
                                               25,734       19,536       (2,365)
                                            ---------     --------      --------
Deferred (prepaid) income taxes:
  United States ......................           (182)      (5,379)       3,307
  State ..............................            549       (4,116)        --
                                            ---------     --------      --------
                                                  367       (9,495)       3,307
                                            ---------     --------    ----------
Provision for income taxes ...........       $ 26,101     $ 10,041    $     942
                                            =========     ========    ==========

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of deferred assets and liabilities are as follows:

                                                          APRIL 2,     APRIL 3,
                                                            1995         1994
                                                           --------  ---------
                                                             (IN THOUSANDS)
Deferred tax assets:
  Deferred income on shipments to distributors .....       $  8,768  $  7,466
  Non-deductible accruals and reserves .............          8,980    13,527
  Capitalized inventory and other expenses .........          5,817     4,071
  Capitalized research and development .............            423       825
  Other ............................................            935       273
  Refund receivables ...............................          1,520     2,451
                                                           --------  ---------
  Total deferred tax asset .........................         26,443    28,613
  Valuation allowance ..............................           --      (2,337)
                                                           --------  ---------
  Net deferred tax asset ...........................         26,443    26,276
                                                           --------  ---------
Deferred tax liabilities:

  Depreciation .....................................         (7,570)   (8,517)
                                                           --------  ---------
  Total deferred tax liability .....................         (7,570)   (8,517)
                                                           --------  ---------
  Net deferred tax asset ...........................       $ 18,873  $ 17,759
                                                           ========  =========

   The provision for income taxes differs from the amount computed by applying the U.S. statutory income tax rate of 35% for the years ended April 3, 1994 and April 2, 1995 (34% for the year ended March 28, 1993) to income before the provision (benefit) for income taxes as follows:

                                                  APRIL 2,   APRIL 3,  MARCH 28,
                                                    1995       1994       1993
                                                  --------   --------   --------
                                                         (IN THOUSANDS)
Provision at U.S. statutory rate ................$ 36,541   $ 17,572    $ 2,134
Earnings of foreign subsidiaries considered
 permanently reinvested, less foreign taxes  ....  (2,444)      (951)    (1,701)
General business credits ........................  (6,504)    (2,710)         0
Tax rate differential ...........................     --      (1,167)       574
State tax, net of federal benefit ...............   3,245      3,558        --
Valuation allowance .............................  (2,337)    (6,108)       414
Other ...........................................  (2,400)      (153)      (479)
                                                  --------   --------   --------
Provision (benefit) for income taxes ............ $26,101    $ 10,041   $    942
                                                  ========   ========   ========

   The Company's Malaysian subsidiary operates under a tax holiday which extended through July 1993. Management believes it is likely that carryovers of depreciation from the tax holiday period along with expected additional depreciation grants will defer the time when the Malaysian subsidiary will first begin to pay local taxes beyond its year ended April 2, 1995.

   The Company's intention is to permanently reinvest its earnings in all of its foreign subsidiaries, except its German subsidiary, Integrated Device Technology, GmbH. Accordingly, U.S. taxes have not been provided on approximately $26,900,000 of unremitted earnings, of which approximately $23,200,000 were earned by the Company's Malaysian subsidiary. Upon distribution of those earnings in the form of dividends or otherwise, the Company will be subject to both U.S. income taxes and various foreign country withholding taxes.

NOTE 12--INDUSTRY SEGMENT, FOREIGN OPERATIONS AND SIGNIFICANT CUSTOMERS


   IDT operates predominantly in one industry segment and is engaged in the design, development, manufacture and marketing of high-performance integrated circuits. No single customer or distributor accounted for more than 10% of net revenues in fiscal 1993. During fiscal 1994, two of the Company's national distributors became one entity. Sales through this national distributor accounted for 13% and 15% of net revenues for fiscal 1995 and 1994, respectively. If these two distributors had been a single entity during fiscal 1993, it would have accounted for 16% of IDT's total revenues.

   Major operations outside the United States include manufacturing facilities in Malaysia and sales subsidiaries in Japan, the Pacific Rim, and throughout Europe.

   At April 2, 1995, and April 3, 1994 total liabilities for operations outside of the United States were $42,065,000 and $20,704,000, respectively.


   The following is a summary extract of IDT's foreign operations by geographic areas for fiscal 1995, 1994 and 1993:

                                                                   TRANSFERS
                                                    SALES TO        BETWEEN                              OPERATING
                                                  UNAFFILIATED     GEOGRAPHIC                             INCOME        IDENTIFIABLE
                                                   CUSTOMERS         AREAS            NET REVENUE         (LOSS)           ASSETS
                                                   ----------      ----------         ---------         ----------        ---------
                                                                                    (IN THOUSANDS)
Fiscal year ended April 2, 1995
  United States ...........................        $ 256,014        $  60,266         $ 316,280         $ 111,394         $ 292,501
  Japan ...................................           36,974             --              36,974               582            11,973
  Europe ..................................           85,180            7,566            92,746             9,524            30,788
  Asia-Pacific ............................           44,022           30,929            74,951             5,812            36,855
  Eliminations ............................             --            (98,761)          (98,761)             (217)          (48,797)
  Corporate ...............................             --               --                --             (27,580)          238,655
                                                   ----------      ----------         ---------         ----------        ---------
  Consolidated ............................        $ 422,190             --           $ 422,190         $  99,515         $ 561,975
                                                   ==========      ===========        =========         ==========        =========
Fiscal year ended April 3, 1994
  United States ...........................        $ 223,600        $  42,500         $ 266,100         $  70,788         $ 197,385
  Japan ...................................           29,959             --              29,959              (257)            8,033
  Europe ..................................           60,064            3,274            63,338               677             8,182
  Asia-Pacific ............................           16,839           24,869            41,708             5,146            27,202
  Eliminations ............................             --            (70,643)          (70,643)             (408)          (24,470)
  Corporate ...............................             --               --                --             (23,677)          133,239
                                                   ----------      ----------         ---------         ----------        ---------
  Consolidated ............................        $ 330,462             --           $ 330,462         $  52,269         $ 349,571
                                                   ==========      ===========        =========         ==========        =========
Fiscal year ended March 28, 1993
  United States ...........................        $ 152,303        $  23,585         $ 175,888         $  22,159         $ 198,993
  Japan ...................................           23,022             --              23,022              (419)            5,651
  Europe ..................................           33,907            2,847            36,754               374             8,028
  Asia-Pacific ............................           27,031           20,566            47,597             4,715            24,155
  Eliminations ............................             --            (46,998)          (46,998)              (94)          (24,081)
  Corporate ...............................             --               --                --             (15,729)           27,248
                                                   ----------      ----------         ---------         ----------        ---------
  Consolidated ............................        $ 236,263             --           $ 236,263         $  11,006         $ 239,994
                                                   ==========      ===========        =========         ==========        =========

   Transfers between geographic areas are accounted for at amounts which are generally above cost and consistent with the rules and regulations of governing tax authorities. Such transfers are eliminated in the consolidated financial statements. Operating income by geographic areas reflect foreign earnings reported by the foreign entities and does not include an allocation of general corporate expenses. Identifiable assets are those assets that can be directly associated with a particular foreign entity and thus do not include assets used for general corporate purposes: cash and cash equivalents, short-term investments and prepaid income taxes.

NOTE 13--CROSS-LICENSE AGREEMENT


   During fiscal 1993, the Company entered into a patent cross-license agreement which obligated the payment of an amount of royalties dependent upon the level of the Company's profitability. The amount of royalties accrued during fiscal 1994 was approximately $4,400,000 and has been included in other accrued liabilities. The Company was not impacted by any further royalty payment from this agreement beginning fiscal 1995.


                                        SUPPLEMENTARY FINANCIAL INFORMATION
                                                     (UNAUDITED)

QUARTERLY RESULTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                        YEAR ENDED APRIL 2, 1995

                         FIRST          SECOND          THIRD           FOURTH
                        QUARTER         QUARTER         QUARTER         QUARTER*
                       ---------      ----------     -----------       ---------
Revenues............    $95,043         $95,585        $105,765         $125,797
Gross profit........     54,632          55,574          60,528           71,804
Net income..........     16,878          17,006          19,799           24,619
Net income
  per share.........    $   .47         $   .47         $   .54         $    .61


                                        YEAR ENDED APRIL 3, 1994

Revenues............    $72,766         $80,295         $85,330         $92,071
Gross profit........     33,948          39,967          45,419          51,501
Net income..........      4,628           7,733          11,625          16,179
Net income
  per share.........    $   .15         $   .24         $   .35         $   .45


*  represents a 14-week quarter in fiscal 1994.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


                                PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

There is incorporated herein by reference the information required by this Item included in the Company's Proxy Statement for the 1995 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended April 2, 1995, and the information from the section entitled "Executive Officers of the Registrant" in Part I, Item 4A of this Report.



ITEM 11. EXECUTIVE COMPENSATION

There is incorporated herein by reference the information required by this Item included in the Company's Proxy Statement for the 1995 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

There is incorporated herein by reference the information required by this Item included in the Company's Proxy statement for the 1995 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There is incorporated herein by reference the information required by this Item included in the Company's Proxy Statement for the 1995 Annual Meeting of Stockholders.

                             PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
             8-K

(a)  1.   Financial Statements
          The following  consolidated  financial statements are included in Item
          8:
          -  Consolidated Balance Sheets at April 2, 1995 and April 3, 1994
          - Consolidated Statements of Operations for each of the three fiscal years in the period ended April 2, 1995
          - Consolidated Statements of Cash Flows for each of the three fiscal years in the period ended April 2, 1995
          - Consolidated Statements of Stockholders' Equity for each of the three fiscal years in the period ended April 2, 1995
          -  Notes to Consolidated Financial Statements

(a)  2.   Financial Statements Schedules
          No Financial Statement Schedules have been presented since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

(a)  3.    Listing of Exhibits

Exhibit No.              Description                                       Page

3.1*        Restated  Certificate of  Incorporation  (previously  filed as
            Exhibit 3A to Registration Statement on Form 8-B dated September 23, 1987).

3.2*        Certificate   of   Amendment   of  Restated   Certificate   of
            Incorporation   (previously  filed  as  Exhibit  3(a)  to  the
            Registration Statement on Form 8 dated March 28, 1989).

3.3* Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock (previously filed as
            Exhibit 3(a) to the Registration Statement on Form 8 dated March 28, 1989).

3.4* Bylaws dated January 25, 1993 (previously filed as Exhibit 3.4 to Annual Report on Form 10-K for the Fiscal Year Ended March 28, 1993).

4.1* Amended and Restated Rights Agreement dated as of February 27, 1992, between the Company and The First National Bank of Boston (previously filed as Exhibit 4.1 to Current Report on Form 8-K dated February 27, 1992).

4.2* Form of Indenture between the Company and The First National Bank of Boston, as Trustee, including Form of Notes
            (previously filed as Exhibit 4.6 to the S-3 Registration Statement (File number 33-59443).

10.1* Lease for 1566 Moffet Street, Salinas, California, dated June 28, 1985 between the Company and Carl E. Berg and Clyde J. Berg, dba Berg & Berg Developers (previously filed as Exhibit
            10.7 to Form S-1 Registration Statement (File No. 33-3189)).

10.2* Assignment of Lease dated October 30, 1985 between the Company and Synertek Inc. relating to 2975 Stender Way, Santa Clara, California (previously filed as Exhibit 10.4 to Annual Report on Form 10-K for the Fiscal Year Ended April 1, 1990).

10.3* Assignment of Lease dated October 30, 1985 between the Company and Synertek Inc. relating to 3001 Stender Way, Santa Clara, California (previously filed as Exhibit 10.5 to Annual Report on Form 10-K for Fiscal Year Ended April 1, 1990).

10.4* Lease dated October 23, 1989 between Integrated Device Technology International Inc. and RREEF USA FUND - III relating to 2972 Stender Way, Santa Clara, California (previously filed as Exhibit 10.6 to Annual Report on Form 10-K for the Fiscal Year Ended April 1, 1990).

10.5* First Deed of Trust and Assignment of Rents, Security Agreement and Fixture Filing dated March 28, 1990 between the Company and Santa Clara Land Title Company for the benefit of The Variable Annuity Life Insurance Company relating to 2670 Seeley Avenue, San Jose, California (previously filed as
            Exhibit 10.7 to Annual Report on Form 10-K for the Fiscal Year Ended April 1, 1990).

10.6*       Amended  and  Restated  1984  Employee   Stock  Purchase  Plan
            (previously filed as Exhibit 10.16 to the Quarterly Report on Form 10-Q for the Fiscal Quarter Ended October 2, 1994).**

10.7* 1994 Stock Option Plan and related documents (previously filed as Exhibit 10.17 to the Quarterly Report on Form 10-Q for the Fiscal Quarter Ended October 2, 1994).**

10.8*       1994  Directors  Stock  Option  Plan  and  related   documents
            (previously filed as Exhibit 10.18 to the Quarterly Report on Form 10-Q for the Fiscal Quarter Ended October 2, 1994).**

10.9* Form of Indemnification Agreement between the Company and its directors and officers(previously filed as Exhibit 10.68 to Annual Report on Form 10-K for the Fiscal Year Ended April 2,
            1989).**

10.10* Manufacturing, Marketing and Purchase Agreement between the Company and MIPS computer Systems, Inc. dated January 16, 1988 (previously filed as Exhibit 10.12 to Annual Report on Form 10-K for the Fiscal Year Ended March 29, 1992) (Confidential Treatment Granted).

10.11* Preferred Stock Purchase Agreement dated January 14, 1992 among the Company, Berg & Berg Enterprises, Inc. and Quantum Effect Design, Inc. (previously filed as Exhibit 10.13 to Annual Report on Form 10-K for the Fiscal Year Ended March 29,
            1992).

10.12* Patent License Agreement between the Company and American Telephone and Telegraph Company dated May 1, 1992 (previously filed as Exhibit 19.1 to Quarterly Report on Form 10-Q for the Quarter Ended June 28, 1992) (Confidential Treatment Granted).

10.13* Patent License Agreement dated September 22, 1992 between the Company and Motorola, Inc. (previously filed as Exhibit 19.1 to Quarterly Report on Form 10-Q for the Quarter Ended September 27, 1992) (Confidential Treatment Granted).

10.14* Agreement between the Company and Texas Instruments Incorporated effective December 10, 1992, including all related exhibits, among others, the Patent Cross-License Agreement and the OEM Purchase Agreement (previously filed as
            Exhibit 19.1 to Quarterly Report on Form 10-Q for the Quarter Ended December 27, 1992) (Confidential Treatment Granted).

10.15* Series A Preferred Stock Purchase Agreement dated July 16, 1992 among Monolithic System Technology, Inc. and certain purchasers (previously filed as Exhibit 10.12 to the Quarterly Report on Form 10-Q for the Fiscal Quarter Ended October 2,
            1994).

10.16* Series B Preferred Stock Purchase Agreement dated March 1994 among Monolithic System Technology, Inc. and certain purchasers (previously filed as Exhibit 10.13 to the Quarter Report on Form 10-Q for the Fiscal Quarter Ended October 2,
            1994).

10.17* Series C Preferred Stock Purchase Agreement dated June 13, 1994 among Monolithic System Technology, Inc. and certain purchasers (previously filed as Exhibit 10.14 to the Quarterly Report on Form 10-Q for the Fiscal Quarter Ended October 2,
            1994).

10.18* Domestic Distributor Agreement between the Company and Wyle Laboratories, Inc. Electronic Marketing Group dated as of April 15, 1994 (previously filed as Exhibit 10.15 to the Quarterly Report on Form 10-Q for the Fiscal Quarter Ended October 2, 1994).

10.19* Lease Extension and Modification Agreement between the Company and Baccarat Silicon, Inc. dated as of September 1, 1994, relating to 1566 Moffet Street, Salinas, California (previously filed as Exhibit 10.16 to the Quarterly Report on Form 10-Q for the Fiscal Quarter Ended October 2, 1994).


10.20 Promissory Note dated April 28, 1995 between L. Robert Phillips and the Company and related document.

10.21 Sublease of the Land and Lease of the Improvement by and between Sumitomo Bank Leasing and Finance, Inc. and the Company dated January 27, 1995 and related agreements thereto.

21.1        Subsidiaries of the Company.

23.1        Consent of Price Waterhouse LLP.

27.1*        Financial Data Schedule (EDGAR version  only)(previously filed as Exhibit 27.1 to the S-3 Registration Statement (File No. 33-59443)).

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


                                     INTEGRATED DEVICE TECHNOLOGY, INC.
                                                       Registrant


May 24, 1995                          By:  /s/ Leonard C. Perham
                                          Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                       Title                         Date

/s/ D. John Carey            Chairman of the Board            May 24, 1995
   (D. John Carey)

/s/ Leonard C. Perham        Chief Executive Officer          May 24, 1995
   (Leonard C. Perham)       and Director (Principal
                             Executive Officer)

/s/ William D. Snyder        Vice President, Chief            May 24, 1995
   (William D. Snyder)       Financial Officer
                             (Principal Financial and
                             Accounting Officer)

/s/ Carl E. Berg             Director                         May 24, 1995
   (Carl E. Berg)

/s/ John C. Bolger           Director                         May 24, 1995
   (John C. Bolger)

/s/ Federico Faggin          Director                         May 24, 1995
   (Federico Faggin)