Form 10-Q
period 1995-07-02
INTEGRATED DEVICE TECHNOLOGY INC
filed 1995-08-16
CIK 703361

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                   -------------------------------------------

                                    FORM 10-Q
(Mark One)

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended July 2, 1995
                                        ------------
                             OR
( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from         to
                                        -------    -------

                         Commission file number: 0-12695

                       INTEGRATED DEVICE TECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                       94-2669985
-----------------------------               ---------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

                 2975 Stender Way, Santa Clara, California 95054
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code (408) 727-6116

                                      NONE
------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

The number of outstanding shares of the registrant's Common Stock, $.001 par value, as of July 30, 1995 was 38,393,391.

                                 PART I. FINANCIAL INFORMATION
                                --------------------------------


Item 1. Financial Statements


                              INTEGRATED  DEVICE  TECHNOLOGY, INC.
                            ------------------------------------------

                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  -------------------------------------------------------------
                            (In thousands, except per share data)
                                        (Unaudited)

                                  Quarter Ended                  Quarter Ended
                                  July 2, 1995                   July 3, 1994
                                 -----------------------------------------------


Revenues                            $152,195                         $95,043

Cost of revenues                      64,322                          40,411
                                 -----------------------------------------------
Gross profit                          87,873                          54,632
Operating expenses:
  Research and development            27,747                          17,580
  Selling, general and
  administrative                      20,684                          14,830
                                 -----------------------------------------------
Total operating expenses              48,431                          32,410

Operating income                      39,442                          22,222

Interest expense                      (1,506)                           (959)

Interest income and other,net          4,404                           1,241
                                 -----------------------------------------------
Income before provision for
income taxes                          42,340                          22,504

Provision for income taxes            13,549                           5,626
                                 -----------------------------------------------
Net income                           $28,791                         $16,878
                                 ===============================================
 Net income per share
 Primary                               $0.71                           $0.47
 Fully Diluted                         $0.70                           $0.47

 Weighted average shares of
 common stock and common
 stock equivalents
 Primary                              40,724                          36,107
 Fully Diluted                        42,221                          36,107




The  accompanying  notes  are an integral part of these financial statements.

                       INTEGRATED DEVICE TECHNOLOGY, INC.
      --------------------------------------------------------------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS
  ---------------------------------------------------------------------------
                      (In thousands, except share amounts)
                                  (Unaudited)

                                              July 2, 1995      April 2, 1995
                                          --------------------------------------


ASSETS
Current assets:
   Cash and cash equivalents                   $241,872             $130,211
   Short-term investments                       177,548               91,425
   Accounts receivable, net                      82,730               71,974
   Inventory (Note 2)                            40,386               37,459
   Deferred tax assets                           25,166               26,443
   Prepayments and other current assets           6,411                7,013
                                          --------------------------------------
Total current assets                            574,113              364,525

Property, plant and equipment, net              195,120              178,780
Other assets                                     35,336               18,670
                                          --------------------------------------
TOTAL ASSETS                                   $804,569             $561,975
                                          ======================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                              $51,130              $39,814
  Accrued compensation and related expense       17,155               22,889
  Deferred income on shipments to
   distributors                                  21,630               22,348
  Income taxes payable                           13,372                1,716
  Other accrued liabilities                      10,392               10,609
  Current portion of  long term obligations       5,037                5,903
                                          --------------------------------------
Total current liabilities                       118,716              103,279

Convertible subordinated notes, net of
 issuance costs                                 196,775               ------
                                          --------------------------------------
Long term obligations                            35,695               36,595
                                          --------------------------------------
Deferred tax liabilities                          7,570                7,570
                                          --------------------------------------
Stockholders' equity :
  Preferred stock;$.001 par value:
    5,000,000 shares authorized;
    no shares issued
  Common stock; $.001 par value:
     65,000,000 shares authorized;
     38,308,349 and 38,104,634
     shares issued and outstanding                   38                   38
  Additional paid-in capital                    273,396              271,618
  Retained earnings                             171,610              142,819
  Unrealized gain on available-for-sale
   securities, net                                  718               ------
  Cumulative translation adjustment                  51                   56
                                          --------------------------------------
Total stockholders' equity                      445,813               414,531
                                          --------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $804,569              $561,975
                                          ======================================

   The accompanying notes are an integral part of these financial statements.


                       INTEGRATED DEVICE TECHNOLOGY, INC.
      --------------------------------------------------------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
  ----------------------------------------------------------------------------
                                 (In thousands)
                                   (Unaudited)


                                                                   Quarter Ended       Quarter Ended
                                                                   July 2, 1995        July 3, 1994
                                                                --------------------------------------

Increase (decrease) in cash
Operating activities:
  Net income                                                         $28,791              $16,878
  Adjustments:
    Depreciation and amortization                                     11,419                9,492
    Provision for losses on accounts receivable                        ----                   197
  Changes in assets and liabilities:
      Accounts receivable                                            (10,756)             (13,719)
      Inventory                                                       (2,927)              (2,484)
      Other assets                                                       360               (2,243)
      Accounts payable                                                11,316                7,091
      Accrued compensation and related expense                        (5,734)              (3,710)
      Deferred income on shipments to distributors                      (718)               3,127
      Income taxes payable                                            12,933                5,119
      Other accrued liabilities                                          (15)              (3,178)
                                                                --------------------------------------
  Net cash provided by operating activities                           44,669               16,570
                                                                --------------------------------------
Investing activities:
    Purchases of property, plant and equipment                       (27,043)             (14,506)
    Purchases of short-term investments                              (95,361)              (5,947)
    Proceeds from sales of short-term investments                      9,956                8,130
    Purchases of investments collaterizing facility lease            (17,086)               ------
                                                                --------------------------------------
  Net cash used for investing activities                            (129,534)             (12,323)
                                                                --------------------------------------
Financing activities:
    Issuance of common stock, net                                      1,778                  974
    Proceeds from issuance of convertible subordinated notes,
         net of issuance costs                                       196,721                ------
    Payment on capital leases and other debt                          (1,973)              (4,122)
                                                                --------------------------------------
     Net cash provided (used) for financing activities               196,526               (3,148)
                                                                --------------------------------------
Net  increase in cash and cash equivalents                           111,661                1,099

Cash and cash equivalents at beginning of period                     130,211               88,490
                                                                --------------------------------------
Cash and cash equivalents at end of period                          $241,872              $89,589
                                                                ======================================

Supplemental disclosure of cash flow information:
    Interest paid                                                       484                  787
    Income taxes paid                                                   581                  463


   The accompanying notes are an integral part of these financial statements.

                       INTEGRATED DEVICE TECHNOLOGY, INC.
                       ----------------------------------
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (Unaudited)

1. The accompanying condensed consolidated balance sheet at July 2, 1995, the condensed consolidated statements of operations and cash flows for the fiscal quarter are unaudited. In the opinion of management, these financial statements have been prepared on the same basis as the audited consolidated financial statements and reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial data of Integrated Device Technology, Inc. and its subsidiaries for such periods. The results of operations for the three month period ending July 2, 1995 are not necessarily indicative of the results to be expected for the year ending March 31, 1996. The data disclosed in the notes to the condensed consolidated financial statements for these periods is unaudited.

         This report on Form 10-Q for the quarter ended July 2, 1995 should be read in conjunction with the Company's Annual Report to Stockholders and Annual Report on Form 10-K for the year ended April 2, 1995.

2.       Inventory consists of the following (in thousands):

                                           July 2, 1995           April 2, 1995
                                           ------------           -------------

         Raw materials                     $  4,759                $   4,404
         Work-in-process                     18,960                   16,977
         Finished Goods                      16,667                   16,078
                                           ----------              ---------
                                           $ 40,386                $  37,459
                                           ==========              =========

3. The provision for income taxes reflects the estimated annualized effective tax rate applied to earnings for the interim period. The effective rate differs from the U.S. statutory rate of 35% primarily due to earnings of foreign subsidiaries being taxed at lower rates and utilization of research and development credits.

4. Primary net income per common share is computed under the treasury stock method using the weighted average number of common shares and dilutive common stock equivalent shares outstanding during the respective period. Common stock equivalent shares include shares issuable under the Company's stock option plans. The Convertible Subordinated Notes issued in May 1995 (see Note 5) are not common stock equivalents and, therefore, have been excluded from the computation of primary earnings per share. Fully diluted net income per share is computed by adjusting the primary shares outstanding and net income for the potential effect of the conversion of the weighted convertible subordinated notes outstanding during the respective period and the elimination of the related interest requirements (net of income taxes).

5. In May 1995, the Company issued $201.3 million of 5.5% Convertible Subordinated Notes (Notes), due 2002. The Notes are subordinated to all existing and future senior debt and are convertible into shares of the Company's common stock at a conversion of $57.25 per share and are redeemable at the option of the Company in whole or in part at any time on or after June 2, 1998 at 102.75% initially and thereafter at prices declining to 100% at maturity plus accrued interest. Each holder of these Notes has the right, subject to certain conditions and restrictions, to require the Company to offer to repurchase all outstanding Notes, in whole or in part, owned by such holder, at the repurchase prices plus accrued interest upon the occurrence of certain events and in certain circumstances. The costs incurred in connection with the offering ($4,600,000) have been netted against the Notes balance on the Condensed Consolidated Balance Sheet and are being amortized over the 7-year term of the Notes using the straight-line method. Interest on the convertible subordinated notes is payable semi-annually on June 1 and December 1 commencing December 1, 1995.

6. On August 2, 1995, the Company announced a two-for-one stock split in the form of a 100% common stock dividend payable to shareholders of record as of August 25, 1995. The stock dividend is subject to the approval of shareholders of an amendment to the Company's Certificate of Incorporation to increase the authorized number of shares issuable by the Company from 70,000,000 to 210,000,000. Shareholders of record at the close of business on August 25, 1995 will receive certificates representing one additional share for every share held at that time. Distribution of additional shares is expected to occur on or about September 15, 1995. Share and earnings per share amounts included in this Form 10-Q have not been adjusted to reflect this stock split.

7.       Certain  amounts  in  prior  year   comparative   quarter's   condensed
         consolidated financial statements have been reclassified to conform with first quarter of fiscal 1996 presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

         All references are to the company's fiscal periods ended July 2, 1995, and July 3, 1994, unless otherwise indicated.


RESULTS OF OPERATIONS

         Revenues increased 60% to $152.2 million in the first quarter of fiscal 1996 compared to $95.0 in the same quarter of fiscal 1995. Higher unit sales in all product families, most notably in SRAM's, specialty memory and embedded microprocessor and in all geographic regions, in particular Europe, Asia-Pacific and Japan, contributed to the increase in revenues. In addition, strong demand for the Company's 3.3 and 5 volt SRAM products resulted in higher average selling prices for SRAM products that offset declining average selling prices in other product families.

         Gross profit in the quarter increased by $33.2 million to $87.9 million, or to 57.7% as a percentage of revenue (gross margin), compared to 57.5% in the same quarter in the prior year. Gross margin benefited from higher average selling prices for SRAM products and higher manufacturing capacity utilization as a result of increased unit volumes and lower costs due to die shrinks. During the quarter the Company continued a shift to its most advanced wafer fabrication processes, including completion of the conversion from 5" to 6" wafer processing capability in its Salinas, CA. facility. The combination of manufacturing both 5" and 6" wafers in the same facility caused some manufacturing inefficiencies during the quarter which resulted in higher costs which partially offset the capacity utilization and selling price gains. In addition, higher material costs due to increased unit volume of the Company's cache memory modules also influenced gross profit. Modules traditionally have had, and will likely continue to have, lower margins as a consequence of their high purchased material content. Gross margin was also affected by declining average selling prices in certain product families due to maturing product life cycles and market competition. Continued strong demand has allowed the Company to be more selective in new order acceptance thereby shifting manufacturing capacity to higher-margin products.

         Research and development (R&D) expenses increased $10.2 million to $27.7 million in the quarter but declined as a percentage of revenues to 18.2% from 18.5% in the same quarter a year ago. IDT continued development of several sub-0.5 micron CMOS process technologies during the quarter. On-going new product development resulted in the introduction of 21 new products or product functions during the quarter, including 7 RISC-based 3.3 volt 32-bit and 64-bit microprocessor products, 2 cache memory 3.3 volt modules specifically designed for Pentium systems, and a new family of 12 balanced drive octal FCT logic devices. In addition, during the quarter, the Company announced the formation of a new Austin, Texas-based subsidiary, Centaur Technology, Inc., to develop RISC-based hardware and software components to improve the performance of IDT's

MIPS RISC processor family. Staffing and related facility start-up expenses continue at the Company's new 8" wafer fabrication facility in Hillsboro, Oregon. IDT expects that R&D expenses will increase during the remainder of fiscal 1996.

         Selling, general and administrative (S,G&A) expenses increased by $5.9 million to $20.7 million in the quarter but declined as a percentage of revenues to 13.6% from 15.6% in the prior year period. Certain variable S,G&A costs that are functions of revenues and profitability, such as profit sharing, sales commissions and management bonuses, increased in the quarter. The Company anticipates that although absolute S,G&A expenses will be likely to increase, S,G&A expenses will decline as a percentage of revenues during the remainder of fiscal 1996, as compared to fiscal 1995.

         Interest expense increased to $1.5 million compared with $1.0 million for the same quarter a year ago. The increase resulted from the sale during the quarter of $201.3 million of 5.5% Convertible Subordinated Notes, due in 2002. The interest expense related to the issuance of the notes offset lower debt balances and lower interest rates of the Company's other debt instruments. As a result of the issuance of the Convertible Subordinates Notes, interest expense for the remainder of fiscal 1996 will increase compared to fiscal 1995.

         Interest income and other, net, increased to $4.4 million in the quarter as contrasted with $1.2 million in the same quarter a year ago. The increase in interest income resulted from significantly higher average cash balances available for investment due to cash generated from operations, proceeds from a Common Stock offering in December 1994 and the sale of 5.5% Convertible Subordinated Notes in June of 1995. Interest income also reflected the general increase of interest rates for investment funds in the current quarter as compared to the same quarter in the prior year. The Company expects that interest income and other, net, will increase for the remainder of fiscal 1996 when compared to fiscal 1995.

         Income taxes for the quarter are provided at an effective rate of 32%. This compares to an effective rate of 25% provided in the same quarter a year ago. The increase in the effective tax rate is the result of the Company's anticipated improved profitability in fiscal 1996 as compared to 1995. The effective rate differs from the U. S. statutory rate of 35% primarily due to earnings of foreign subsidiaries being taxed at lower rates and utilization of research and development credits.


LIQUIDITY AND CAPITAL RESOURCES

         The Company generated $44.7 million of funds from operations in the quarter. At July 2, 1995, cash and cash equivalents and short-term investments were $419.4 million, representing an increase of $187.3 million during the first quarter of fiscal 1996. In addition, the Company had $27.5 million of restricted cash, representing an increase of $17.1 million during the quarter, required as collateral under a Tax Ownership Operating

Lease entered into in January 1995 related to the construction of the Company's new 8" wafer fabrication facility in Oregon.

         During the quarter the Company completed the sale of $201.3 million of 5.5% Convertible Subordinated Notes, due in 2002, netting $196.7 million in proceeds. The Notes are convertible into shares of common stock of the Company at $57.25 per share.

         During the first three months of fiscal 1996 the Company's net cash used in investing activities was $129.5 million, of which $27.0 million was used for capital equipment and property and plant improvements. Cash used for net purchases and sales of short term investments was $85.4 million.

         In view of current capacity requirements, the Company anticipates total fiscal 1996 capital expenditures of $300.0 million. Principal requirements are for production equipment at the Company's new 8" Hillsboro wafer fabrication facility, and additional production equipment at the Company's San Jose' and Salinas wafer fabrication facilities. The Company may consider additional forms of financing to help meet its anticipated capital needs for its new Oregon facility, including a possible bond financing through the State of Oregon, which could yield proceeds of up to $45 million or more. Incremental production test equipment at the Company's San Jose', Salinas and Penang, Malaysia facilities is also included in the planned capital expenditures. In addition, during the last quarter of fiscal 1995, the Company completed the acquisition of land for a new assembly and test facility in the Philippines. The Company anticipates that capital expenditures related to the initial construction and equipment phase for the new Philippine facility will approximate $9.0 million during fiscal 1996.

         The Company believes that existing cash and cash equivalents, cash flow from operations and existing credit facilities, will be sufficient to meet its working capital, mandatory debt repayment and anticipated capital expenditure requirements for the remainder of fiscal 1996. There can be no assurance, however, that the Company will not be required to seek other financing sooner or that such financing, if required, will be available on terms satisfactory to the Company.


FACTORS AFFECTING FUTURE RESULTS

         The Company has experienced improvements in revenues, bookings and profitability during the first quarter of fiscal 1996. Nonetheless, the Company and the semiconductor industry in general are subject to a variety of uncertainties.

         The Company's operating results have been, and in the future may be, subject to fluctuations due to a wide variety of factors including the timing of or delays in new product and process technology announcements and introductions by the Company or its competitors, competitive pricing pressures, fluctuations in manufacturing yields, changes in the mix of products sold, availability and costs of raw materials, the cyclical nature of the semiconductor industry, industry-wide wafer processing capacity, economic conditions in various geographic areas, and costs associated with other events, such as an underutilization or expansion of production capacity, intellectual property disputes, or other litigation. The semiconductor industry is highly cyclical and has been subject to significant downturns at various times that have been characterized by diminished product demand, production overcapacity, and accelerated erosion of average selling prices. In recent periods, the markets for the Company's products, in particular SRAM's, have been characterized by excess demand over supply and resultant favorable pricing. These conditions represent a departure from the long-term trend of declining average selling prices in the semiconductor market. A material increase in industry-wide production capacity, shift in industry capacity toward products competitive with the Company's products, reduced demand, or other factors could result in a rapid decline in product pricing and could adversely affect the Company's operating results.

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

         As a result of production capacity constraints, the Company has not been able to take advantage of all market opportunities presented to it. Due to long production lead times and current capacity constraints, any failure by the Company to adequately forecast the mix of product demand could adversely affect the Company's sales and operating results. To address its capacity requirements, the Company has undertaken extensive production expansion programs which face a number of substantial risks including, but not limited to, delays in construction, cost overruns, equipment delays or shortages, manufacturing start-ups or process problems, and difficulties in hiring key managers and technical personnel. In addition, the Company has never operated an eight-inch wafer fabrication facility, like the one being built in Oregon, and eight-inch facilities and production equipment are relatively new to the industry.
Accordingly, the Company could incur unanticipated process or production problems. To remain competitive, the Company must continue to invest in advanced manufacturing and test equipment. From time to time, the Company has experienced production difficulties that have caused delivery delays and quality problems. There can be no assurance that the Company will not experience manufacturing problems and product delivery delays in the future as a result of, among other things, changes to its process technologies, ramping production, installing new equipment at its facilities and constructing facilities in Oregon and the Philippines. Further, the Company's existing wafer fabrication facilities are located relatively near each other in Northern California. If the Company were unable to use these facilities, as a result of a natural disaster or otherwise, the Company's operations would be materially adversely affected until the Company was able to obtain other production capability.

         The Company's capacity additions will result in a significant increase in fixed and operating expenses. If revenue levels do not increase sufficiently to offset these additional expense levels, the Company's operating results could be adversely impacted in future periods. In this regard, the Company has historically expensed as period costs, rather than capitalized, the operating expenses associated with bringing a fabrication facility to commercial production. Although the Company does not expect the Oregon fabrication facility to contribute to revenues until fiscal 1997, the Company will recognize substantial operating expenses associated with the facility in fiscal 1996 and 1997. In addition, in fiscal 1997, the Company anticipates recognizing substantial depreciation expenses upon commencement of commercial production but before production of substantial volume is achieved.

         To remain competitive, the Company must continue to devote significant resources to research and development of new products and processes. There can be no assurance that the Company will be able to develop and introduce new products in a timely manner, that new products will gain market acceptance, or that new process technologies can be successfully implemented. Further, the ability of the Company to compete successfully depends upon a number of factors, including new product and process technology introductions by the Company and its competitors, customer acceptance of the Company's products, cost-effective manufacturing, assertion of intellectual property rights, and general market and economic conditions. There can be no assurance that the Company will be able to compete successfully in the future against existing or potential competitors or that the Company's operating results will not be adversely affected by increased price competition.

         The semiconductor industry is extremely capital-intensive. To remain competitive, the Company must continue to invest in advanced manufacturing and test equipment. In fiscal 1996, the Company expects to expend approximately $300 million for the purchase of equipment for the Oregon facility, other ongoing capital expenditures, and initial funding for the Philippines assembly and test facility. The Company currently estimates that the cost to construct and equip the Oregon and Philippines facilities will be approximately $400 to $500 million and $75 million, respectively. Accordingly, the Company anticipates significant continuing capital expenditures in the next several years. There can be no assurance that the Company will not be required to seek financing to satisfy its cash and capital needs or that such financing would be available on terms satisfactory to the Company. In this regard, any adverse effect upon the Company's operating results due to a significant downturn in industry pricing or otherwise could accelerate the Company's need to seek additional outside capital.

         The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights or positions, which have resulted in significant and often protracted and expensive litigation. In recent years, there has been a growing trend of companies to resort to litigation to protect their semiconductor technology from unauthorized use by others. The Company in the past has been involved in patent litigation which adversely affected its operating results. Although the Company has obtained patent licenses from certain semiconductor manufacturers, the Company does not have licenses from a number of semiconductor manufacturers who have a broad portfolio of patents. The Company has been notified that it may be infringing patents issued to certain semiconductor manufacturers and other parties, and is currently involved in several license negotiations. There can be no assurance that additional claims alleging infringement of intellectual property rights will not be asserted in the future. The intellectual property claims that have been or may be asserted against the company could require the Company to discontinue the use of certain processes or cease the manufacture, use, and sale of infringing products, to incur significant litigation costs and damages, and to develop noninfringing technology or to acquire licenses to the alleged infringed technology. There can be no assurance that the Company would be able to obtain such licenses on acceptable terms or to develop noninfringing technology. Further, the failure to renew or renegotiate existing licenses or significant increases in amounts payable under these licenses could have an adverse effect on the Company.

         The Company is subject to a variety of regulations related to hazardous materials used in its manufacturing process. Any failure by the Company to control the use of, or to restrict adequately the discharge of, hazardous materials under present or future regulations could subject it to substantial liability or could cause its manufacturing operations to be suspended.

         The Company's Common Stock has experienced substantial price volatility and such volatility may occur in the future, particularly as a result of quarter-to-quarter variations in the actual or anticipated financial results of the Company or other companies in the semiconductor industry or in the markets served by the Company, or announcements by the Company or its competitors regarding new product introductions. In addition, the stock market has experienced extreme price and volume fluctuations that have affected the market price of many technology companies' stocks in particular, these factors may adversely affect the price of the Common Stock.

Part II.  Other Information

Item 6. Exhibits and Reports on Form 8-K

a.  Exhibit 11 - Statement re: Computation of Earnings per share

b.  Reports on Form 8-K
         None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            INTEGRATED DEVICE TECHNOLOGY, INC.



Date:    August 15, 1995                    /s/      Leonard C. Perham
                                           ------------------------------------
                                           Leonard C. Perham
                                           Chief Executive Officer


Date:    August 15, 1995                    /s/      William D. Snyder
                                           ------------------------------------
                                           William D. Snyder
                                           Vice President Finance (principal
                                           financial and accounting officer)