Form 10-Q
period 1995-10-01
INTEGRATED DEVICE TECHNOLOGY INC
filed 1995-11-15
CIK 703361

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                   -------------------------------------------

                                    FORM 10-Q
(Mark One)

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended October 1, 1995
                                        ---------------
                        OR
( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from         to
                                       ---------   --------

                         Commission file number: 0-12695

                       INTEGRATED DEVICE TECHNOLOGY, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         DELAWARE                                            94-2669985
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                 2975 STENDER WAY, SANTA CLARA, CALIFORNIA 95054
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code (408) 727-6116

                                      NONE
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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
The number of outstanding shares of the registrant's Common Stock, $.001 par value, as of October 29, 1995, was 77,253,417.

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

Item 1. Financial Statements

                       INTEGRATED DEVICE TECHNOLOGY, INC.
                       ----------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                     ( In thousands, except per share data)
                                   (Unaudited)

                                                     Three months   Three months
                                                       Ended            Ended
                                                     October 1,      October 2,
                                                        1995             1994
                                                     --------------------------

Revenues                                               $ 178,504      $  95,585

Cost of revenues                                          75,719         40,011
                                                     --------------------------

Gross profit                                             102,785         55,574
Operating expenses:
  Research and development                                33,118         17,956
  Selling, general and administrative                     21,387         15,538
                                                     --------------------------

Total operating expenses                                  54,505         33,494

Operating income                                          48,280         22,080

Interest expense                                          (3,339)          (895)

Interest income and other, net                             5,553          1,480
                                                     --------------------------

Income before provision for income taxes                  50,494         22,665

Provision for income taxes                                16,158          5,659
                                                     --------------------------

Net income                                             $  34,336      $  17,006
                                                     ==========================

 Net income per share
 Primary                                               $    0.42      $    0.24
 Fully Diluted                                         $    0.40      $    0.24

 Weighted average shares of common stock
 and common stock equivalents
 Primary                                                  82,548         71,904
 Fully Diluted                                            89,579         71,904



   The accompanying notes are an integral part of these financial statements.

                       INTEGRATED DEVICE TECHNOLOGY, INC.
                       ----------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                     ( In thousands, except per share data)
                                   (Unaudited)

                                                      Six months     Six months
                                                        Ended           Ended
                                                      October 1,     October  2,
                                                         1995           1994
                                                     --------------------------


Revenues                                               $ 330,699      $ 190,628

Cost of revenues                                         140,041         80,422
                                                     --------------------------

Gross profit                                             190,658        110,206
Operating expenses:
  Research and development                                60,865         35,536
  Selling, general and administrative                     42,071         30,368
                                                     --------------------------

Total operating expenses                                 102,936         65,904

Operating income                                          87,722         44,302

Interest expense                                          (4,845)        (1,854)

Interest income and other, net                             9,957          2,721
                                                     --------------------------

Income before provision for income taxes                  92,834         45,169

Provision for income taxes                                29,707         11,285
                                                     --------------------------

Net income                                             $  63,127      $  33,884
                                                     ==========================

 Net income per share
 Primary                                               $    0.77      $    0.47
 Fully Diluted                                         $    0.75      $    0.47

 Weighted average shares of common stock
 and common stock equivalents
 Primary                                                  82,014         72,080
 Fully Diluted                                            87,060         72,080



   The accompanying notes are an integral part of these financial statements.


                       INTEGRATED DEVICE TECHNOLOGY, INC.
                       ----------------------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                      ( In thousands, except share amounts)
                                   (Unaudited)

                                                                     October 1,     April  2,
                                                                       1995            1995
                                                                  ---------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                         $ 194,770      $ 130,211
   Short-term investments                                              157,687         91,425
   Accounts receivable, net                                            105,990         71,974
   Inventory (Note 2)                                                   44,129         37,459
   Deferred tax assets                                                  25,166         26,443
   Prepayments and other current assets                                  9,823          7,013
                                                                     ------------------------
Total current assets                                                   537,565        364,525

Property, plant and equipment , net                                    299,962        178,780
Other assets (Note 8)                                                   63,524         18,670
                                                                     ------------------------
TOTAL ASSETS                                                         $ 901,051      $ 561,975
                                                                     ========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                   $  89,214      $  39,814
  Accrued compensation and related expense                              25,849         22,889
  Deferred income on shipments to distributors                          30,744         22,348
  Income taxes payable                                                   9,294          1,716
  Other accrued liabilities                                             13,344         10,609
  Current portion of  long term obligations                              4,731          5,903
                                                                     ------------------------
Total current liabilities                                              173,176        103,279

Convertible subordinated notes, net of issuance costs (Note 5)         196,938           --
                                                                     ------------------------
Long term obligations                                                   34,551         36,082
                                                                     ------------------------
Deferred tax liabilities                                                 7,570          7,570
                                                                     ------------------------
Minority interest in subsidiaries (Note 9)                               6,630            513
                                                                     ------------------------

Stockholders' equity :
  Preferred stock;$.001 par value:
    10,000,000 shares authorized; no shares issued
  Common stock; $.001 par value: 200,000,000
    shares authorized; 77,193,462  and
    76,209,268 shares issued and outstanding                                77             76
  Additional paid-in capital                                           275,703        271,580
  Retained earnings                                                    205,946        142,819
  Unrealized gain on available-for-sale securities, net                    693           --
  Cumulative translation adjustment                                       (233)            56
                                                                     ------------------------
Total stockholders' equity                                             482,186        414,531
                                                                     ------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 901,051      $ 561,975
                                                                     ========================

   The accompanying notes are an integral part of these financial statements.


                       INTEGRATED DEVICE TECHNOLOGY, INC.
                       ----------------------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                 (In thousands)
                                   (Unaudited)
                                                                      Six months       Six months
                                                                        Ended             Ended
                                                                      October 1,        October 2,
                                                                         1995              1994
                                                                      ----------------------------

Increase (decrease) in cash Operating activities:
  Net income                                                            $  63,127       $  33,884
  Adjustments:
    Depreciation and amortization                                          23,629          19,089
    Provision for losses on accounts receivable                                83             290
  Changes in assets and liabilities:
      Accounts receivable                                                 (34,099)        (19,519)
      Inventory                                                            (6,670)         (2,900)
      Other assets                                                         (3,088)         (2,874)
      Accounts payable                                                     49,400          10,029
      Accrued compensation and related expense                              2,960            (677)
      Deferred income on shipments to distributors                          8,396           8,237
      Income taxes payable                                                  8,864           8,296
      Other accrued liabilities                                             2,864          (2,355)
                                                                        -------------------------
  Net cash provided by operating activities                               115,466          51,500
                                                                        -------------------------

Investing activities:
    Purchases of property, plant and equipment                           (143,268)        (40,236)
    Purchases of short-term investments                                  (153,627)        (24,456)
    Proceeds from sales of short-term investments                          88,058          19,687
    Purchases of investments collateralizing facility lease               (45,902)           --
                                                                        -------------------------
  Net cash used for investing activities                                 (254,739)        (45,005)
                                                                        -------------------------

Financing activities:
    Issuance of common stock, net                                           4,124           1,889
    Proceeds from issuance of convertible subordinated notes,
         net of issuance costs                                            196,721            --
    Proceeds from sale of subsidiary stock                                  6,117               7
    Payment on capital leases and other debt                               (3,130)         (9,107)
                                                                        -------------------------
  Net cash provided (used) for financing activities                       203,832          (7,211)
                                                                        -------------------------

Net  increase in cash and cash equivalents                                 64,559            (716)

Cash and cash equivalents at beginning of period                          130,211          88,490
                                                                        -------------------------

Cash and cash equivalents at end of period                              $ 194,770       $  87,774
                                                                        =========================

Supplemental disclosure of cash flow information:
    Interest paid                                                             838           1,526
    Income taxes paid                                                      20,636           2,841

   The accompanying notes are an integral part of these financial statements.

                       INTEGRATED DEVICE TECHNOLOGY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

 1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial information included therein. While the Company believes that the disclosures are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended April 2, 1995. The results of operations for the three and six month period ending October 1, 1995 are not necessarily indicative of the results to be expected for the full year.

 2.  Inventory consists of the following (in thousands):

                                             October 1, 1995     April 2, 1995
                                             ---------------     -------------

      Raw materials                               $ 5,273          $ 4,404
      Work-in-process                              20,969           16,977
      Finished Goods                               17,887           16,078
                                                  -------          -------

                                                  $44,129          $37,459
                                                  =======          =======

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

 5. In May 1995, the Company issued $201.3 million of 5.5% Convertible Subordinated Notes (the "Notes"), due 2002. The Notes are subordinated to all existing and future senior debt and are convertible into shares of the Company's common stock at a conversion of $28.625 per share and are redeemable at the option of the Company in whole or in part at any time on or after June 2, 1998 at 102.75% initially and thereafter at prices declining to 100% at maturity plus accrued interest. Each holder of these Notes has the right, subject to certain conditions and restrictions, to require the Company to offer to repurchase all outstanding Notes, in whole or in part, owned by such holder, at specified repurchase prices plus accrued interest upon the occurrence of certain events and in certain circumstances. The costs incurred in connection with the offering ($4,600,000) have been netted against the Notes balance on the Condensed Consolidated Balance Sheet and are being amortized over the 7-year term of the Notes using the straight-line method which approximates the effective interest method. Interest on the convertible subordinated notes is payable semi-annually on June 1 and December 1 commencing December 1, 1995.

6. On August 2, 1995, the Company announced a two-for-one stock split of its Common Stock in the form of a 100% stock dividend payable to stockholders of record as of August 25, 1995 who received certificates representing one additional share for every share held at that time on or about September 15, 1995. Share information for all periods presented has been retroactively adjusted to reflect this stock dividend.

7. Certain amounts in prior year comparative quarter's condensed consolidated financial statements have been reclassified to conform with second quarter of fiscal 1996 presentation.

8. The Company's obligations under the five-year $60 million Tax Ownership Lease transaction for the construction of the Hillsboro, Oregon facility are secured by a line of credit trust deed on the building. This lease is also collateralized by cash and/or investments (restricted securities) up to 105% of the lessor's construction costs until completion of the building which is scheduled for the third quarter of fiscal 1996 and 85% thereafter. Restricted securities collateralizing this lease, included in other non-current assets, were $56,350,000 at October 1, 1995 compared to $10,500,000 at April 2, 1995.

9. In October 1995, the Company's subsidiary Quantum Effect Design (QED), completed the sale of preferred stock to an outside investor in a private placement. Aggregate proceeds to QED were $6.0 million which was included in Minority Interest. The investor received stock representing 25.7% of the voting power in the Company's subsidiary.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         All references are to the company's fiscal periods ended October 1, 1995, and October 2, 1994, unless otherwise indicated.


RESULTS OF OPERATIONS

         Revenues for the second quarter and six months of fiscal 1996 increased to $178.5 million and $330.7 million respectively, representing increases of 86.7% for the quarter and 73.5% for the six-month period over the respective periods in fiscal 1995. The revenue increases in the quarter and six-month period were attributable to higher unit volume sales in all product families, geographic regions and sales channels. Significant unit volume growth was experienced in embedded RISC based microprocessor, specialty memory, logic and SRAM memory product families. Higher unit sales in Europe, Asia-Pacific and Japan contributed to the increase in revenues. Higher average SRAM selling prices in both the quarter and comparable six-month period were offset in part by lower unit selling prices in other product families due to competitive market pricing and maturation of certain products. During the past year the pricing environment for SRAMs has been generally favorable, however, it is expected that prices for the Company's SRAMs and other products will decline in the future, which could adversely affect the Company's future operating results.

         Gross profit in the quarter increased by $47.2 million to $102.8 million but declined to 57.7% as a percentage of revenue (gross margin) from 58.1% in the same quarter of the prior year. For the six-month period, gross profit increased to $190.7 million, or to 57.6% of revenues as compared to $110.2 million or 57.8%, respectively, for the comparable period of the prior year. The decline in gross margin was primarily attributable to higher material costs of SRAM cache memory modules and declining average selling prices on certain mature products, but was partially offset by manufacturing efficiencies. Higher material costs were due to increased unit volume associated with SRAM cache memory modules which grew considerably as a percentage of revenues compared to the same quarter and six-month periods of the prior year. Additionally, declining average selling prices on certain products due to competition and maturing product life cycles also adversely impacted gross margin. Partially offsetting these unfavorable factors, IDT's manufacturing capacity was near full utilization and the Company continued a shift to its smaller die designs and most advanced wafer fabrication processes which resulted in increased die per wafer yields and therefore lower unit costs. In addition, more efficient test and burn-in procedures also contributed to improved yields and efficiencies that further reduced component manufacturing costs. More selective acceptance of new orders as a result of continued strong demand has also allowed the Company to shift manufacturing capacity to higher-margin products.

         Research and development (R&D) expenses increased in absolute dollars but declined as a percentage of revenues for the quarter and the first six months of fiscal 1996 as compared to the same periods of fiscal 1995. R&D expenses grew $15.1 million from

$18.0 million in the quarter ended October 2, 1994 to $33.1 million in the quarter ended October 1, 1995 but declined as a percentage of revenues to 18.6% from 18.8% . For the six-month period R&D expenses increased 71.3% to $60.9 million, but decreased to 18.4% of revenues from 18.6% in the corresponding six-month period of the prior year. IDT continued development of several sub-0.5 micron CMOS process technologies during the first six months of fiscal 1996, and on-going new product development resulted in the introduction of 29 new products or product functions during the first six months of fiscal 1996. Significant facility start-up and staffing expenses were incurred at the Company's new 8" wafer fabrication facility in Hillsboro, Oregon. In addition, development continues at IDT's Austin, Texas subsidiary, Centaur Technology, Inc., on hardware and software components targeted at improvement in the performance of IDT's MIPS RISC processor family. The Company expects that R&D expenses will continue to increase during the remainder of fiscal 1996.

         Selling, general and administrative (S,G&A) expenses increased by $5.9 million from $15.5 million in the quarter ended October 2, 1994 to $21.4 million in the quarter ended October 1, 1995, but decreased to 12.0% of revenues from 16.3%. S,G&A expenses increased 38.5% to $42.1 million for the first six months of fiscal 1996, but declined as a percentage of revenues to 12.7% from 15.9% in the comparable period of the prior year. The increase in S,G&A expenses in absolute dollars was attributable to higher costs associated with higher level of sales, including management bonuses, employee profit sharing and higher sales commissions, although S,G&A expenses have not increased as rapidly as sales. The Company anticipates the S,G&A expenses for the remainder of fiscal 1996 will continue to increase in absolute dollars, but will be lower as a percentage of revenues compared to fiscal 1995.

         Interest expense increased to $3.3 million in the second quarter of fiscal 1996 compared with $0.9 million for the same quarter a year ago. The increase resulted primarily from the sale during the first quarter of fiscal 1996 of $201.3 million of 5.5% Convertible Subordinated Notes due in 2002 (the"Notes"). For the six-month period, interest expense increased to $4.8 million from $1.9 million. As a result of the issuance of the convertible notes, interest expense for the remainder of fiscal 1996 will increase compared to fiscal 1995.

         Interest income and other, net, increased to $5.5 million in the quarter and $9.9 million for the six-month period as contrasted with $1.5 million and $2.7 million, respectively, for the same periods of the prior year. The increase in interest income was attributable to significantly higher average cash balances due to cash generated from operations, proceeds from a Common Stock offering in December 1994, and the sale of the Notes in June, 1995. Interest income also reflected a general increase of interest rates for investment funds in the current quarter and six-month period as compared to the same periods a year ago. The Company expects that interest income and other, net, is expected to increase for the remainder of fiscal 1996 when compared to fiscal 1995.

         Income taxes for the quarter and six-month period are provided at an effective rate of 32%. This compares to an effective rate of 25% provided in the same periods a year ago. The increase in the effective tax rate in fiscal 1996 as compared to fiscal 1995 is the result of the Company's anticipated improved profitability relative to the magnitude of available tax credits in fiscal 1996 as compared to fiscal 1995. The effective rate differs from the U. S. statutory rate of 35% primarily due to earnings of certain foreign subsidiaries being taxed at lower rates.


LIQUIDITY AND CAPITAL RESOURCES

         The Company generated $115.5 million of funds from operations in the first six months of fiscal 1996. At October 1, 1995, cash and cash equivalents and short-term investments were $352.5 million, representing an increase of $130.8 million during the first six months of fiscal 1996. Cash provided by operating activities primarily reflected net income, depreciation and amortization and changes to working capital.

         During the first six months of fiscal 1996, the Company completed the sale of $201.3 million of 5.5% Convertible Subordinated Notes, due in 2002, netting $196.7 million in proceeds. The Notes are convertible into shares of common stock at $28.625 per share.

         During the first six months of fiscal 1996, the Company's net cash used in investing activities was $254.7 million, of which $143.3 million was used for capital equipment and property and plant improvements. Cash used for net purchases and sales of short term investments was $65.6 million. In addition, the Company had $56.4 million of restricted cash including $45.9 million which became restricted in the first six months of fiscal 1996 as collateral under a Tax Ownership Operating Lease entered into in January 1995 related to the construction of the Company's new 8" wafer fabrication facility in Oregon. These restricted investments collateralizing the facility lease amount to 105% of the lessor's construction costs until completion of the building which is scheduled for the third quarter of fiscal 1996 and 85% thereafter.

         In view of current capacity requirements, the Company anticipates total fiscal 1996 capital expenditures of approximately $300.0 million. Principal requirements are for production equipment at the Company's new 8" Hillsboro wafer fabrication facility. Incremental production test equipment at the Company's San Jose, Salinas, and Penang, Malaysia facilities is also included in the planned capital expenditures. In addition, during the last quarter of fiscal 1995, the Company completed the acquisition of land for a new assembly and test facility in the Philippines. On October 2, 1995, construction of the new Philippine facility began. The Company anticipates that capital expenditures related to construction and equipment for the new Philippine facility will approximate $9.4 million during fiscal 1996.

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

FACTORS AFFECTING FUTURE RESULTS

         The Company and the semiconductor industry in general are subject to a variety of uncertainties and risks, including the following:

         The Company's operating results have been, and in the future may be, subject to fluctuations due to a wide variety of factors including the timing of or delays in new product and process technology announcements and introductions by the Company or its competitors, competitive pricing pressures, fluctuations in manufacturing yields, changes in the mix of products sold, availability and costs of raw materials, the cyclical nature of the semiconductor industry, industry-wide wafer processing capacity, economic conditions in various geographic areas, and costs associated with other events, such as an underutilization or expansion of production capacity, intellectual property disputes, or other litigation. Further there can be no assurance that the Company will be able to compete successfully in the future against existing or potential competitors or that the Company's operating results will not be adversely affected by increased price competition.

         The  semiconductor  industry is highly cyclical and has been subject to significant downturns at various times that have been characterized by diminished product demand, production overcapacity, and accelerated erosion of average selling prices. During the past year the markets for some of the
Company's  SRAM's,  have been  characterized  by excess  demand  over supply and resultant favorable pricing. However, these conditions represent a departure from the long-term trend of declining average selling prices in the semiconductor market and the Company expects that average sales prices for the Company's SRAMs and other products will decline. A material increase in industry-wide production capacity, shift in industry capacity toward products competitive with the Company's products, reduced demand, or other factors could result in a rapid decline in product pricing and could adversely affect the Company's operating results.

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

         The Company is operating its domestic wafer fabrication facilities and Malaysian assembly operations near installed capacity. As a result, the Company has utilized subcontractors for a majority of its incremental assembly requirements, typically at higher costs than its own Malaysian operations. The Company expects to continue utilizing subcontractors until it opens its Philippine assembly plant. As a result of production capacity constraints, the Company has not been able to take advantage of all market opportunities presented to it. Due to long production lead times and current capacity constraints, any failure by the Company to adequately forecast the mix of product demand could adversely affect the Company's sales and operating results. To address its capacity requirements, during the past year the Company has undertaken extensive production expansion programs including the construction of an eight inch wafer fabrication line in Oregon and an assembly and test facility in Philippines. These expansion programs face a number of substantial risks including, but not limited to, delays in construction, cost overruns, equipment delays or shortages, manufacturing start-ups or process problems, and difficulties in hiring key managers and technical personnel. In addition, the Company has never operated an eight-inch wafer fabrication facility.
Accordingly, the Company could incur unanticipated process or production problems. From time to time, the Company has experienced production difficulties that have caused delivery delays and quality problems. There can be no assurance that the Company will not experience manufacturing problems and product delivery delays in the future as a result of, among other things, changes to its process technologies, ramping production, installing new equipment at its facilities and constructing facilities in Oregon and the Philippines. Further, the Company's existing wafer fabrication facilities are located relatively near each other in Northern California. If the Company were unable to use these facilities, as a result of a natural disaster or otherwise, the Company's operations would be materially adversely affected until the Company was able to obtain other production capability.

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

         New products, process technology and startup costs associated with the Oregon wafer fabrication facility continue to require significant research and development expenditures. However, there can be no assurance that the Company will be able to develop and introduce new products in a timely manner, that new products will gain market acceptance, or that new process technologies can be successfully implemented. If the Company is unable to develop new products in a timely manner, and to sell then at gross margins comparable to the Company's current products, the Company's future results could be adversely affected.

         The semiconductor industry is extremely capital-intensive. To remain competitive, the Company must continue to invest in advanced manufacturing and test equipment. In fiscal 1996, the Company expects to expend approximately $300 million in capital expenditures, and anticipates significant continuing capital expenditures in the next several years. There can be no assurance that the Company will not be required to seek financing to satisfy its cash and capital needs or that such financing would be available on terms satisfactory to the Company. In this regard, any adverse effect upon the Company's operating results due to a significant downturn in industry pricing or otherwise could accelerate the Company's need to seek additional outside capital.

         The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights or positions, which have resulted in significant and often protracted and expensive litigation. In recent years, there has been a growing trend of companies to resort to litigation to protect their semiconductor technology from unauthorized use by others. The Company in the past has been involved in patent litigation which adversely affected its operating results. Although the Company has obtained patent licenses from certain semiconductor manufacturers, the Company does not have licenses from a number of semiconductor manufacturers who have a broad portfolio of patents. The Company has been notified that it may be infringing patents issued to certain semiconductor manufacturers and other parties, and is currently involved in several license negotiations. There can be no assurance that additional claims alleging infringement of intellectual property rights will not be asserted in the future. The intellectual property claims that have been or may be asserted against the Company could require the Company to discontinue the use of certain processes or cease the manufacture, use, and sale of infringing products, to incur significant litigation costs and damages, and to develop noninfringing technology or to acquire licenses to the alleged infringed technology. There can be no assurance that the Company would be able to obtain such licenses on acceptable terms or to develop noninfringing technology. Further, the failure to renew or renegotiate existing licenses or significant increases in amount payable under these licenses could have an adverse effect on the Company.

         A substantial percentage of the Company's revenues are derived from export sales which are generally denominated in local currencies. The Company's offshore assembly and test operations and export sales are subject to risks associated with foreign operations, including currency controls and fluctuations, changes in local economic conditions, import and export controls, as well as changes in tax laws, tariffs and freight rates. Recently contract pricing for raw materials, as well as subcontract assembly services has been impacted by currency exchange rate fluctuations.

         The Company is subject to a variety of regulations related to hazardous materials used in its manufacturing process. Any failure by the Company to control the use of, or to restrict adequately the discharge of, hazardous materials under present or future regulations could subject it to substantial liability or could cause its manufacturing operations to be suspended.

         The Company's Common Stock has experienced substantial price volatility and such volatility may occur in the future, particularly as a result of quarter-to-quarter variations in the actual or anticipated financial results of the Company or the companies in the semiconductor industry or in the markets served by the Company, or announcements by the Company or its competitors regarding new product introductions. In addition, the stock market has experienced extreme price and volume fluctuations that have affected the market price of many technology companies' stock in particular, these factors may adversely affect the price of the Common Stock.

PART II  OTHER INFORMATION

Item 4.  Submission of Matters to a vote of Security Holders

(a) On Thursday, August 24, 1995 the Company held its 1995 Annual Meeting of Shareholders. At the meeting, 31,385,560 shares of Common Stock were represented in person or by proxy, representing 81.94% of the total outstanding shares. All shares referred to in Item 4 do not give effect to the stock split which occurred after the shareholders meeting.

(b) The meeting involved the election of two Class II Directors - Federico Faggin and John C. Bolger.

                                    Votes For       Votes Withheld

         John C. Bolger            31,306,854            78,706
         Federico Faggin           31,315,447            70,113

         The term of office of the following directors continued after the meeting:

         Leonard C. Perham
         D. John Carey
         Carl E. Berg

(c) Four additional matters (other than procedural matters) were voted upon at the meeting, the results of which were as follows:

(i) Amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock and Preferred Stock:

           Votes For:                25,138,064
           Votes Against:             5,088,399
           Votes Withheld:            1,159,097
           Broker Non Vote:                   0

(ii)     Adoption of the 1995 Executive Performance Plan:

           Votes For:                29,679,456
           Votes Against:             1,029,856
           Votes Withheld:              470,234
           Broker Non Vote:             206,014

(iii)    Amendment to the Company's 1994 Stock Option Plan:

           Votes For:                18,773,838
           Votes Against:             9,270,471
           Votes Withheld:              466,471
           Broker Non Vote:           2,874,780

(iv) Ratification of appointment of Price Waterhouse LLP as independent auditors

           Votes For:                31,338,186
           Votes Against:                10,226
           Votes Withheld:               37,148
           Broker Non Vote:                   0

Item 5.  Other Information

         In  September   1995  the  Company   completed  a   two-for-one   split
         accomplished in the form of a 100% stock dividend. All share and income per share amounts in this report reflect the stock dividend.

Item 6.  Exhibits and Reports on Form 8-K

(a)      The following exhibits are filed herewith:

Exhibit
No.               Description                                               Page
--------------------------------------------------------------------------------

10.22             1995 Executive Performance Plan

11                Statement re: Computation of Earnings per share

27                Financial Data Schedule


(b)               Reports on Form 8-K

                  No reports have been filed on Form 8-K during this quarter.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    INTEGRATED DEVICE TECHNOLOGY, INC.



Date:    November 14, 1995          /s/     Leonard C. Perham
                                    ------------------------------------
                                    Leonard C. Perham
                                    Chief Executive Officer


Date:    November 14, 1995          /s/     William D. Snyder
                                    ------------------------------------
                                    William D. Snyder
                                    Vice President Finance (principal
                                    financial and accounting officer)