Form 10-Q
period 1995-12-31
INTEGRATED DEVICE TECHNOLOGY INC
filed 1996-02-13
CIK 703361

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  -------------------------------------------

                                    FORM 10-Q
(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 1995
                                        -----------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from               to
                                        ------------     ------------

                         Commission file number: 0-12695

                       INTEGRATED DEVICE TECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                      94-2669985
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                 2975 Stender Way, Santa Clara, California 95054
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code    (408)  727-6116

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

                                 Yes  X     No
                                     ---

The number of outstanding shares of the registrant's Common Stock, $.001 par value, as of January 28, 1996, was 77,421,110.

                          PART I. FINANCIAL INFORMATION
                       -----------------------------------

Item 1. Financial Statements



                       INTEGRATED DEVICE TECHNOLOGY, INC.
                    ----------------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              ----------------------------------------------------
                      (In thousands, except per share data)
                                   (Unaudited)



                                                    Three Months Ended      Three Months Ended
                                                     December 31, 1995         January 1, 1995
                                                 ----------------------------------------------

Revenues                                                      $188,545                $105,765

Cost of revenues                                                80,400                  45,237
                                                 ---------------------------------------------
Gross profit                                                   108,145                  60,528
Operating expenses:
  Research and development                                      35,142                  18,882
  Selling, general and administrative                           23,010                  15,817
                                                 ---------------------------------------------

Total operating expenses                                        58,152                  34,699

Operating income                                                49,993                  25,829

Interest expense                                                (2,556)                   (708)

Interest income and other, net                                   4,821                   1,286
                                                 ---------------------------------------------

Income before provision for income taxes                        52,258                  26,407

Provision for income taxes                                      16,723                   6,608
                                                 ---------------------------------------------

Net income                                                     $35,535                 $19,799
                                                 =============================================

 Net income per share
 Primary                                                         $0.44                   $0.27
 Fully Diluted                                                   $0.42                   $0.27

 Weighted average shares of common stock
 and common stock equivalents
 Primary                                                        81,362                  73,754
 Fully Diluted                                                  88,393                  74,180


   The accompanying notes are an integral part of these financial statements.


                       INTEGRATED DEVICE TECHNOLOGY, INC.
                     ---------------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                -------------------------------------------------
                      (In thousands, except per share data)
                                   (Unaudited)


                                                 Nine Months Ended        Nine Months Ended
                                                 December 31, 1995          January 1, 1995
                                             ----------------------------------------------


Revenues                                                 $519,244                  $296,393

Cost of revenues                                          220,441                   125,659
                                             ----------------------------------------------

Gross profit                                              298,803                   170,734
Operating expenses:
  Research and development                                 96,007                    54,418
  Selling, general and administrative                      65,081                    46,185
                                             ----------------------------------------------

Total operating expenses                                  161,088                   100,603

Operating income                                          137,715                    70,131

Interest expense                                           (7,401)                   (2,562)

Interest income and other, net                             14,778                     4,007
                                             ----------------------------------------------

Income before provision for income taxes                  145,092                    71,576

Provision for income taxes                                 46,430                    17,893
                                             ----------------------------------------------
Net income                                                $98,662                   $53,683
                                             ===============================================

Net income per share
Primary                                                     $1.21                     $0.74
Fully Diluted                                               $1.18                     $0.73

Weighted average shares of common stock
and common stock equivalents
Primary                                                    81,859                    72,626
Fully Diluted                                              87,460                    73,067



   The accompanying notes are an integral part of these financial statements.


                       INTEGRATED DEVICE TECHNOLOGY, INC.
                      -------------------------------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                      (In thousands, except share amounts)
                                   (Unaudited)


                                                          December 31, 1995           April  2, 1995
                                                      ----------------------------------------------

ASSETS
Current assets:
   Cash and cash equivalents                                       $199,478                $130,211
   Short-term investments                                           102,644                  91,425
   Accounts receivable, net                                          96,748                  71,974
   Inventory (Note 2)                                                46,970                  37,459
   Deferred tax assets                                               25,166                  26,443
   Prepayments and other current assets                              14,329                   7,013
                                                      ----------------------------------------------
Total current assets                                                485,335                 364,525

Property, plant and equipment, net                                  369,330                 178,780
Other assets (Note 9)                                                78,873                  18,670
                                                      ----------------------------------------------
TOTAL ASSETS                                                       $933,538                $561,975
                                                      ==============================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                  $97,081                 $39,814
  Accrued compensation and related expense                           23,307                  22,889
  Deferred income on shipments to distributors                       34,444                  22,348
  Income taxes payable                                                8,050                   1,716
  Other accrued liabilities                                           8,798                  10,609
  Current portion of long-term obligations                            4,108                   5,903
                                                      ----------------------------------------------
Total current liabilities                                           175,788                 103,279

Convertible subordinated notes, net of issuance cost
  (Note 6)                                                          197,099                      --
Long-term obligations                                                34,050                  36,595
Deferred tax liabilities                                              7,570                   7,570

Commitments and contingencies

Stockholders' equity:
  Preferred stock; $.001 par value:
    10,000,000 shares authorized; no shares issued
  Common stock; $.001 par value: 200,000,000
    shares authorized; 77,313,115  and
    76,209,268 shares issued and outstanding                             77                      76
  Additional paid-in capital                                        276,758                 271,580
  Retained earnings                                                 241,481                 142,819
  Unrealized gain on available-for-sale securities,net                1,069                      --
  Cumulative translation adjustment                                    (354)                     56
                                                      ----------------------------------------------
Total stockholders' equity                                          519,031                 414,531
                                                      ----------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $933,538                $561,975
                                                      ==============================================

   The accompanying notes are an integral part of these financial statements.



                       INTEGRATED DEVICE TECHNOLOGY, INC.
                       -----------------------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               ---------------------------------------------------
                                 (In thousands)
                                   (Unaudited)
                                                                Nine Months Ended          Nine Months Ended
                                                                December 31, 1995            January 1, 1995
                                                               ---------------------------------------------

Increase (decrease) in cash
Operating activities:
  Net income                                                             $98,662                    $53,683
  Adjustments:
    Depreciation and amortization                                         37,765                     28,671
    Provision for losses on accounts receivable                              583                        290
  Changes in assets and liabilities:
      Accounts receivable                                                (26,225)                   (28,268)
      Inventory                                                           (9,511)                    (2,640)
      Other assets                                                       (10,416)                    (7,683)
      Accounts payable                                                    57,911                     12,965
      Accrued compensation and related expense                               418                     (2,128)
      Deferred income on shipments to distributors                        12,096                      7,277
      Income taxes payable                                                 7,627                      9,224
      Other accrued liabilities                                              789                     (3,998)
                                                              ----------------------------------------------
  Net cash provided by operating activities                              169,699                     67,393
                                                              ----------------------------------------------

Investing activities:
    Purchases of property, plant and equipment                          (228,137)                   (59,761)
    Purchases of short-term investments                                 (170,003)                   (44,511)
    Proceeds from sales of short-term investments                        157,893                     28,552
    Purchases of investments collateralizing facility lease              (57,394)                        --
                                                              ----------------------------------------------
  Net cash used for investing activities                                (297,641)                   (75,720)
                                                              ----------------------------------------------
Financing activities:
    Issuance of common stock, net                                          5,179                    100,949
    Proceeds from issuance of convertible subordinated notes,
         net of issuance costs                                           196,721                         --
    Payment on capital leases and other debt                              (4,691)                   (12,234)
                                                              ----------------------------------------------
  Net cash provided for financing activities                             197,209                     88,715
                                                              ----------------------------------------------

Net  increase in cash and cash equivalents                                69,267                     80,388

Cash and cash equivalents at beginning of period                         130,211                     88,490
                                                              ----------------------------------------------

Cash and cash equivalents at end of period                              $199,478                   $168,878
                                                              ==============================================


Supplemental disclosure of cash flow information:
    Interest paid                                                          6,935                      2,120
    Income taxes paid                                                     38,535                      8,240

   The accompanying notes are an integral part of these financial statements.

                       INTEGRATED DEVICE TECHNOLOGY, INC.
                       ----------------------------------
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (Unaudited)

1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial information included therein. While the Company believes that the disclosures are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended April 2, 1995. The results of operations for the three and nine month period ending December 31, 1995 are not necessarily indicative of the results to be expected for the full year.

2.    Inventory consists of the following (in thousands):

                              December 31, 1995          April 2, 1995
                              -----------------          -------------
      Raw materials              $  5,357                 $  4,404
      Work-in-process              15,281                   16,977
      Finished Goods               26,332                   16,078
                                ---------                 --------

                                 $ 46,970                 $ 37,459
                                =========                 =========

3. The provision for income taxes reflects the estimated annualized effective tax rate applied to earnings for the interim period. The effective rate differs from the U.S. statutory rate of 35% primarily due to earnings of foreign subsidiaries being taxed at lower rates and utilization of research and development credits.

4. Primary net income per common share is computed under the treasury stock method using the weighted average number of common shares and dilutive common stock equivalent shares outstanding during the respective period. Common stock equivalent shares include shares issuable under the Company's stock option plans. Fully diluted net income per share is computed by adjusting the primary shares outstanding and net income for the potential effect of the conversion of the weighted convertible subordinated notes (See Note 6) outstanding during the respective period and the elimination of the related interest requirements (net of income taxes).

5. In 1995, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 123 (FAS 123), "Accounting for Stock-Based Compensation." FAS 123 provides an alternative to APB 25, requires additional disclosure, and is effective for the Company's fiscal year beginning April 1, 1996. The Company will elect to continue to account for its employee stock plans in accordance with the provisions of APB 25 and provide the additional disclosures required by FAS 123. Accordingly, FAS 123 is not expected to have a material impact on the Company's financial position or results of operations.

6. In May 1995, the Company issued $201.3 million of 5.5% Convertible Subordinated Notes (the "Notes"), due 2002. The Notes are subordinated to all existing and future senior debt and are convertible into shares of the Company's common stock at a conversion of $28.625 per share and are redeemable at the option of the Company in whole or in part at any time on or after June 2, 1998 at 102.75% initially and thereafter at prices declining to 100% at maturity plus accrued interest. Each holder of these Notes has the right, subject to certain conditions and restrictions, to require the Company to offer to repurchase all outstanding Notes, in whole or in part, owned by such holder, at specified repurchase prices plus accrued interest upon the occurrence of certain events and in certain circumstances. The costs incurred in connection with the offering ($4,600,000) have been netted against the Notes balance in the Condensed Consolidated Balance Sheet and are being amortized over the 7-year term of the Notes using the straight-line method which approximates the effective interest method. Interest on the Notes is payable semi-annually on June 1 and December 1 commencing December 1, 1995.

      In January 1996, the Company repurchased $15 million of its Notes at a cost of approximately $12 million. The impact, net of tax and deferred issue costs, will be recorded as an extraordinary item in the Company's consolidated financial statements for the twelve months ending March 31, 1996.

7. On August 2, 1995, the Company announced a two-for-one stock split of its common stock in the form of a 100% stock dividend payable to stockholders of record as of August 25, 1995 who received certificates representing one additional share for every share held at that time on or about September 15, 1995. Share information for all periods presented have been retroactively adjusted to reflect this stock dividend.

8. Certain amounts in prior year comparative quarter's condensed consolidated financial statements have been reclassified to conform with the third quarter of fiscal 1996 presentation.

9. The Company's obligations under the five-year $60 million Tax Ownership Lease transaction for the construction of the Hillsboro, Oregon facility are secured by a line of credit trust deed on the building. This lease is also collateralized by cash and/or investments (restricted securities) up to 105% of the lessor's construction costs until completion of the building which is scheduled for the fourth quarter of fiscal 1996 and 85% thereafter. Restricted securities collateralizing this lease, included in other non-current assets, were $67,840,000 at December 31, 1995 compared to $10,500,000 at April 2, 1995.

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

      All references are to the company's fiscal periods ended December 31, 1995, and January 1, 1995, unless otherwise indicated. Quarterly financial results may not be indicative of the financial results of any future periods.


RESULTS OF OPERATIONS

      Revenues for the third quarter and nine months of fiscal 1996 increased to $188.5 million and $519.2 million respectively, representing increases of 78.3% for the quarter and 75.2% for the nine-month period over the respective periods in fiscal 1995. The revenue increases in the quarter and nine-month period were attributable to higher unit volume sales in all product families, geographic regions and sales channels. Higher average SRAM selling prices in both the quarter and the nine-month period were offset in part by lower unit selling prices in other product families due to competitive market pricing and maturation of certain products. While average selling prices of SRAM products have been favorable for both the quarter and nine months of fiscal 1996 when compared to the same periods one year ago, new orders are at significantly lower prices. It is expected that these lower prices will adversely affect the Company's future operating results.

      Gross profit in the quarter increased by $47.6 million to $108.1 million and increased slightly to 57.4% as a percentage of revenue (gross margin) from 57.2% in the same quarter of the prior year. For the nine-month period, gross profit increased by $128.1 million to $298.8 million as compared to $170.7 million for the comparable period of the prior year. As a percentage of revenue gross profit was 57.5% for the nine-month period in fiscal 1996 and 57.6% for the same period in fiscal 1995. The increase in gross profit in the third quarter of fiscal 1996 compared to the third quarter of fiscal 1995 was primarily attributable to manufacturing efficiencies. In the nine months of fiscal 1996, IDT's manufacturing capacity was near full utilization, and the Company continued a shift to smaller die designs and its most advanced wafer fabrication processes, which resulted in increased die per wafer and therefore lower unit costs. In addition, improved test and burn-in procedures contributed to efficiencies that further reduced component manufacturing costs. Partially offsetting these manufacturing efficiencies were higher material costs due to increased unit volume associated with SRAM cache memory modules, which material costs grew considerably as a percentage of revenues compared to the same quarter and nine-month periods of the prior year. Additionally, declining average selling prices on certain products due to competition and maturing product life cycles also partially offset manufacturing efficiencies.

      Research and development (R&D) expenses increased in absolute spending and as a percentage of revenues for the quarter and the first nine months of fiscal 1996 as compared to the same periods of fiscal 1995. R&D expenses grew $16.2 million from $18.9 million in the quarter ended January 1, 1995 to $35.1 million in the quarter ended

December 31, 1995 and increased as a percentage of revenues to 18.6% from 17.9%. For the nine-month period, R&D expenses increased 76.4% to $96.0 million, and increased to 18.5% of revenues from 18.4% in the corresponding nine-month period of the prior year. IDT continued development of several sub-0.5 micron CMOS process technologies during the first nine months of fiscal 1996 and on-going new product development resulted in the introduction of 55 new products or product functions during the first nine months of fiscal 1996. Significant facility start-up and staffing expenses were incurred at the Company's new 8" wafer fabrication facility in Hillsboro, Oregon. In addition, development continues at IDT's Austin, Texas subsidiary, Centaur Technology, Inc., on hardware and software components targeted at improvement in the performance of IDT's MIPS RISC processor family. The Company expects that R&D expenses will continue to increase during the remainder of fiscal 1996.

      Selling, general and administrative (S,G&A) expenses increased by $7.2 million from $15.8 million in the quarter ended January 1, 1995 to $23.0 million in the quarter ended December 31, 1995, but decreased to 12.2% of revenues from 15.0%. S,G&A expenses increased 40.9% to $65.1 million for the first nine months of fiscal 1996, but declined as a percentage of revenues to 12.5% from 15.6% in the comparable period of the prior year. The increase in S,G&A expenses was attributable to higher costs associated with higher level of sales, including management bonuses, employee profit sharing and higher sales commissions, although S,G&A expenses have not increased as rapidly as sales. The Company anticipates the S,G&A expenses for the remainder of fiscal 1996 will continue to increase in absolute dollars, but will be lower as a percentage of revenues compared to fiscal 1995.

      Interest expense increased to $2.6 million in the third quarter of fiscal 1996 compared with $0.7 million for the same quarter a year ago. The increase resulted primarily from the sale during the first quarter of fiscal 1996 of $201.3 million of 5.5% Convertible Subordinated Notes due in 2002 (the "Notes"). Gross interest expense of $3.6 million was reduced by the capitalization of $1.0 million of interest expense related to the construction of the Company's facility in Hillsboro. For the nine-month period, interest expense increased to $7.4 million from $2.6 million. As a result of the issuance of the Notes, interest expense for the remainder of fiscal 1996 will increase compared to fiscal 1995.

      Interest income and other, net increased to $4.8 million in the quarter and $14.8 million for the nine-month period as contrasted with $1.3 million and $4.0 million, respectively, for the same periods of the prior year. The increase in interest income was attributable to significantly higher average cash balances due to cash generated from operations, proceeds from a common stock offering in December 1994 and the sale of the Notes. Interest income also reflected a general increase of interest rates for investment funds in the current quarter and nine-month period as compared to the same periods a year ago. The Company expects that interest income and other, net will increase for the remainder of fiscal 1996 when compared to fiscal 1995.

      Income taxes for the quarter and nine-month period are provided at an effective rate of 32%. This compares to an effective rate of 25% provided in the same periods a year ago. The increase in the effective tax rate in fiscal 1996 as compared to fiscal 1995 is the result of the Company's anticipated improved profitability in fiscal 1996 relative to the magnitude of available tax credits available in fiscal 1996 as compared to fiscal 1995. The effective rate differs from the U.
S. statutory rate of 35% primarily due to earnings of foreign subsidiaries being taxed at lower rates.

LIQUIDITY AND CAPITAL RESOURCES

      The Company generated $169.7 million of funds from operations in the first nine months of fiscal 1996. At December 31, 1995, cash and cash equivalents and short-term investments were $302.1 million, representing an increase of $80.5 million during the first nine months of fiscal 1996. Cash provided by operating activities primarily reflected net income, depreciation and amortization and changes to working capital.

      In May 1995, the Company completed the sale of $201.3 million of 5.5% Notes, netting $196.7 million in proceeds. The Notes are convertible into shares of common stock at $28.625 per share. In January 1996, the Company completed the repurchase of approximately $15.0 million of the Notes at a price of approximately $790 per bond. The retirement of $15.0 million in debt at a cost of approximately $12.0 million will result in a favorable effect on the Company's fourth quarter and fiscal 1996 results of operations. The impact, net of taxes and deferred costs, will be recorded as an extraordinary item in the Company's consolidated financial statements for the twelve months ending March 31, 1996. Additionally, the underlying common stock equivalents will be reduced in future earnings per share calculations, when calculated on a fully diluted basis. The Company may consider additional repurchases of debt in the future.

      During the first nine months of fiscal 1996, the Company's net cash used in investing activities was $297.6 million, of which $228.1 million was used for capital equipment and property and plant improvements. Cash used to purchase short-term investments, net of the proceeds generated from the sale of short-term investments, was $12.1 million. In addition, the Company had $67.8 million of restricted cash, including $57.4 million which became restricted in the first nine months of fiscal 1996 as collateral under a Tax Ownership Operating Lease entered into in January 1995 related to the construction of the Company's new 8" wafer fabrication facility in Oregon. These restricted investments collateralizing the facility lease amount to 105% of the lessor's construction costs until completion of the building, which is anticipated in fiscal 1996 and 85% thereafter.

      In view of current capacity requirements, the Company anticipates total fiscal 1996 capital expenditures of approximately $300.0 million. Principal requirements are for production equipment at the Company's new 8" Hillsboro wafer fabrication facility. Incremental production test equipment at the Company's San Jose, Salinas and Penang, Malaysia facilities is also included in the planned capital expenditures. In addition, during the last quarter of fiscal 1995, the Company completed the acquisition of land for a new assembly and test facility in the Philippines. On October 2, 1995, construction of the new Philippine facility began. The Company anticipates that capital expenditures related to construction and equipment for the new Philippine facility will approximate $9.4 million during fiscal 1996. Preliminary planned capital expenditures for fiscal 1997 are approximately $260.0 million.

      The Company believes that existing cash and cash equivalents, cash flow from operations and existing credit facilities, will be sufficient to meet its working capital, mandatory debt repayment and anticipated capital expenditure requirements for the remainder of fiscal 1996 and fiscal 1997. There can be no assurance, however, that the Company will not be required to seek other financing sooner or that such financing, if required, will be available on terms satisfactory to the Company.

      In 1995, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 123 (FAS 123), "Accounting for Stock-Based Compensation." FAS 123 provides an alternative to APB 25, requires additional disclosure and is effective for the Company's fiscal year beginning April 1, 1996. The Company will elect to continue to account for its employee stock plans in accordance with the provisions of APB 25 and provide the additional disclosures required by FAS 123. Accordingly, FAS 123 is not expected to have a material impact on the Company's financial position or results of operations.


FACTORS AFFECTING FUTURE RESULTS

      This Form 10-Q contains forward-looking statements that involve a number of risks and uncertainties. There are certain important factors that could cause results to differ materially from those anticipated by the statements made herein. Among, but not limited to, these are the following:

      The Company's operating results have been, and in the future may be, subject to fluctuations due to a wide variety of factors including the timing of or delays in new product and process technology announcements and introductions by the Company or its competitors, competitive pricing pressures, particularly in the SRAM memory market, fluctuations in manufacturing yields, changes in the mix of products sold, availability and costs of raw materials, the cyclical nature of the semiconductor industry, industry-wide wafer processing capacity, economic conditions in various geographic areas and costs associated with other events, such as an underutilization or expansion of production capacity, intellectual property disputes or other litigation. Further, there can be no assurance that the Company will be able to compete successfully in the future against existing or potential competitors or that the Company's operating results will not be adversely affected by increased price competition.

      The semiconductor industry is highly cyclical and has been subject to significant downturns at various times that have been characterized by diminished product demand, production overcapacity and accelerated erosion of average selling prices. During the past year, the markets for some of the Company's SRAMs were characterized by excess demand relative to supply and resultant favorable pricing. Recently, a number of companies, principally foreign, have shifted manufacturing capacity to SRAMs causing rapid adjustments to supply and consequently impacting market prices. The resulting significant downward trend in prices over such an extremely short period will negatively affect SRAM gross margins, which could adversely affect the Company's operating results. A material increase in industry-wide production capacity, shift in industry capacity toward products competitive with the Company's products, reduced demand or other factors could result in a rapid decline in product pricing and could also adversely affect the Company's operating results.

      The Company ships a substantial portion of its quarterly sales in the last month of a quarter. If anticipated shipments in any quarter do not occur, the Company's operating results for that quarter could be adversely affected. In addition, a substantial percentage of the Company's products are incorporated into computer and computer-related products, which have historically been characterized by significant fluctuations in demand. Furthermore, any decline in the demand for advanced microprocessors which utilize SRAM cache memory could adversely affect the Company's operating results. In addition, demand for certain of the Company's products is dependent upon growth in the communications market. Any slowdown in the computer and related peripherals or communications markets could also adversely affect the Company's operating results.

      The Company is operating its domestic wafer fabrication facilities and Malaysian assembly operations near installed equipment capacity. As a result, the Company has utilized subcontractors for the majority of its incremental assembly requirements, typically at higher costs that its own Malaysian operations. The Company expects to continue utilizing subcontractors extensively until it opens it Philippines assembly plant. As a result of production capacity constraints, the Company has not been able to take advantage of all market opportunities presented to it. Due to long production lead times and current capacity constraints, any failure by the Company to forecast adequately the mix of product demand could adversely affect the Company's sales and operating results. To address its capacity requirements, during the past year, the Company has undertaken extensive production expansion programs including the construction of an eight-inch wafer fabrication line in Oregon and an assembly and test facility in the Philippines. These expansion programs face a number of substantial risks including, but not limited to, delays in construction, cost overruns, equipment delays or shortages, manufacturing start-ups or process problems and difficulties in hiring key managers and technical personnel. In addition, the Company has never operated an eight-inch wafer fabrication facility. Accordingly, the Company could incur unanticipated process or production problems. From time to time, the Company has experienced production difficulties that have caused delivery delays and quality problems. There can be no assurance that the Company will not experience manufacturing problems and product delivery delays in the future as a result of, among other things, changes to its process technologies, ramping production, installing new equipment at its facilities and constructing new facilities in Oregon and the Philippines. Further, the Company's existing wafer fabrication facilities are located relatively near each other in Northern California. If the Company were unable to use these facilities, as a result of a natural disaster or otherwise, the Company's operations would be materially adversely affected until the Company was able to obtain other production capability.

      The Company's capacity additions will result in a significant increase in fixed and operating expenses. Historically, the Company has expensed the operating expenses associated with bringing a new fabrication facility to commercial production as R&D in the period such expenses are incurred. However, as commercial production at a new fabrication facility commences, the operating costs will be classified as cost of revenues, and the Company will begin to recognize depreciation expense relating to the facility. Accordingly, although the Company does not expect the Oregon fabrication facility to contribute to revenues until fiscal 1997, the Company will recognize substantial operating expenses associated with the facility in fiscal 1996 and 1997. Specifically, the Company will recognize substantial R&D expenses associated with its Oregon fabrication facility in fiscal 1996. Further, if commercial production begins, as anticipated, in fiscal 1997, the Company anticipates incurring substantial operating costs and depreciation expense relating to the facility before production of substantial volume is achieved. Accordingly, if revenue levels do not increase sufficiently to offset these additional expense levels, or if the Company is unable to achieve gross margins from products produced at the Oregon facility that are comparable to the Company's current products, the Company's future results of operations could be adversely impacted.

      New products, process technology and start-up costs associated with the Oregon wafer fabrication facility continue to require significant research and development expenditures. However, there can be no assurance that the Company will be able to develop and introduce new products in a timely manner, that new products will gain market acceptance or that new process technologies can be successfully implemented. If the Company is unable to develop new products in a timely manner, and to sell them at gross margins comparable to the Company's current products, the future results of operations could be adversely impacted.

      The semiconductor industry is extremely capital-intensive. To remain competitive, the Company must continue to invest in advanced manufacturing and test equipment. In fiscal 1997, the Company expects to expend approximately $260 million in capital expenditures and anticipates significant continuing capital expenditures in the next several years. There can be no assurance that the Company will not be required to seek financing to satisfy its cash and capital needs or that such financing would be available on terms satisfactory to the Company.

      The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights or positions, which have resulted in significant and often protracted and expensive litigation. In recent years, there has been a growing trend of companies to resort to litigation to protect their semiconductor technology from unauthorized use by others. The Company in the past has been involved in patent litigation, which adversely affected its operating results. Although the Company has obtained patent licenses from certain semiconductor manufacturers, the Company does not have licenses from a number of semiconductor manufacturers who have a broad portfolio of patents. The Company has been notified that it may be infringing patents issued to certain semiconductor manufacturers and other parties and is currently involved in several license negotiations. There can be no assurance that additional claims alleging infringement of intellectual property rights will not be asserted in the future. The intellectual property claims that have been made or may be asserted against the Company could require that the Company discontinue the use of certain processes or cease the manufacture, use and sale of infringing products, to incur significant litigation costs and damages and to develop noninfringing technology. There can be no assurance that the Company would be able to obtain such licenses on acceptable terms or to develop noninfringing technology. Further, the failure to renew or renegotiate existing licenses, or significant increases in amounts payable under these licenses, could have an adverse effect on the Company.

      A substantial percentage of the Company's revenues are derived from export sales, which are generally denominated in local currencies. The Company's offshore assembly and test operations and export sales are subject to risks
associated   with   foreign   operations,   including   currency   controls  and
fluctuations, changes in local economic conditions and import and export controls, as well as changes in tax laws, tariffs and freight rates. Recently, contract pricing for raw materials, as well as for subcontract assembly services, has been impacted by currency exchange rate fluctuations.

      The Company is subject to a variety of regulations related to hazardous materials used in its manufacturing process. Any failure by the Company to control the use of, or to restrict adequately the discharge of, hazardous materials under present or future regulations could subject it to substantial liability or could cause its manufacturing operations to be suspended.

      The Company's Common Stock has experienced substantial price volatility and such volatility may occur in the future, particularly as a result of quarter-to-quarter variations in the actual or anticipated financial results of the Company, the companies in the semiconductor industry or in the markets served by the Company, or announcements by the Company or its competitors regarding new product introductions. In addition, the stock market has experienced extreme price and volume fluctuations that have affected the market price of many technology companies' stock in particular. These factors may adversely affect the price of the Common Stock.

Item 6.  Exhibits and Reports on Form 8-K

(a)      The following exhibits are filed herewith:

Exhibit
No.               Description                                            Page
--------------------------------------------------------------------------------

11                Statement re: Computation of Earnings per share

27                Financial Data Schedule


(b)       Reports on Form 8-K:

          No reports have been filed on Form 8-K during this quarter

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       INTEGRATED DEVICE TECHNOLOGY, INC.



Date:    February 14, 1996          /s/     Leonard C. Perham
                                    ------------------------------------
                                    Leonard C. Perham
                                    Chief Executive Officer


Date:   February 14, 1996           /s/      William D. Snyder
                                    ------------------------------------
                                    William D. Snyder
                                    Vice President Finance (principal
                                    financial and accounting officer)