Form 10-K
INTEGRATED DEVICE TECHNOLOGY INC
filed 1996-05-20
CIK 703361

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-K
(Check One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                    For the fiscal year ended March 31, 1996

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

                          Common Stock, $.001 par value
                  5.5% Convertible Subordinated Notes due 2002
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
   -----    -----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was approximately $1,203,292,000 as of April 28, 1996, based upon the closing sale price of $15.50 per share on the Nasdaq National Market for that date. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 77,631,723 shares of the Registrant's Common Stock issued and outstanding as of April 28, 1996.


DOCUMENTS INCORPORATED BY REFERENCE
Items 10, 11, 12, and 13 of Part III incorporate information by reference from the 1996 Proxy Statement for the Annual Meeting of Stockholders to be held on August 28, 1996.

ITEM 1. BUSINESS

         Integrated Device Technology, Inc. "IDT" or "the Company" designs, develops, manufactures and markets a broad range of high-performance semiconductor products for the communications, desktop computer, office automation and workstation/server markets using advanced CMOS (complimentary metal oxide silicon) process technology. The Company focuses its development efforts on providing proprietary and enhanced industry-standard products that improve the performance of systems incorporating high-performance microprocessors. The Company offers over 5,000 product configurations in four product families: SRAM components and modules, specialty memory products, logic circuits and RISC (reduced instruction set computers) microprocessors.

         The Company markets its products on a worldwide basis primarily to OEMs through a variety of channels, including a direct sales force, distributors and independent sales representatives. The Company's end-user customers include Alcatel, AT&T, Apple Computer, Bay Networks, Canon, Cisco Systems, Compaq Computer, Dell Computer, Digital Equipment, FORE Systems, Hewlett Packard, IBM, Intel, Motorola, NEC, Nokia, Olivetti, Siemens Nixdorf, Silicon Graphics, Sun Microsystems and Tektronix. The Company attempts to differentiate itself from competitors through unique architecture, enhanced system cost, performance, and packaging options.

         IDT was incorporated in California in 1980 and reincorporated in Delaware in 1987. The terms "the Company" and "IDT" refer to Integrated Device Technology, Inc. and its consolidated subsidiaries, unless the context indicates otherwise.

PRODUCTS AND MARKETS

         IDT offers over 5,000 product  configurations in four product families:
SRAM components and modules, specialty memory products, logic circuits, and RISC microprocessors. During fiscal 1996, these product families accounted for 46%, 27%, 17% and 10%, respectively, of total revenues of $679.5 million. The Company markets its products primarily to OEMs in the communications, desktop computer, office automation and workstation/server markets. IDT's product design efforts are focused on proprietary components and integration of its components into single devices, modules or subsystems to meet the needs of customers.

         SRAMs. SRAMs are memory circuits used for storage and retrieval of data during a computer system's operation. SRAMs do not require electrical refreshment of the memory contents to ensure data integrity, allowing them to operate at high speeds. SRAMs include substantially more circuitry than DRAMs, resulting in higher production costs for a given amount of memory, and generally command higher selling prices than the equivalent density traditional DRAM products. The market for SRAMs is fragmented by differing demands for speed, power, density, organization and packaging. As a result, there are a number of niche markets for SRAMs.

         The Company is focused primarily on the cache memory segment of the SRAM market. The Company's SRAM product strategy is to offer high-performance 5 volt and 3.3 volt SRAM components and modules that have differentiated features optimized to work with specified microprocessors, such as Intel Pentium, PowerPC and MIPS RISC microprocessors.

         Cache memory provides intermediate storage between fast microprocessors and relatively slow traditional DRAM main memory. Cache memory operates at the speed of the microprocessor and increases the microprocessor's efficiency by temporarily storing the most frequently used instructions and data. Special cache tag SRAMs provide a look-up table that tells the cache controller which blocks of data are currently stored in the cache SRAMs.

         IDT is a leading supplier of cache SRAM components and modules to personal computer manufacturers. The Company offers a range of cache SRAMs, including burst-mode cache and cache tag SRAMs that support Intel and PowerPC microprocessors. The Company's cache SRAM components are often integrated into cache memory modules. These modules typically include a cache controller, cache tag SRAM and cache SRAM components and are ready to plug into sockets on a computer system's motherboard. IDT offers a series of standard and custom cache memory modules for IBM and IBM-compatible PCs and PowerPC-based personal computers as well as for certain RISC microprocessor-based systems.

         The Company continues to develop its next generation SRAM products to meet the growing cache memory needs of increasingly faster microprocessors. IDT's new products are being designed to operate at higher speeds and provide greater levels of integration.

         In 1996, the Company announced Fusion Memory* technology, with production scheduled to begin during fiscal 1997. Fusion Memory products use DRAM technology and function with speed comparable to some SRAM products. DRAM technology offers lower production costs than required to produce equivalent density SRAM products. The Company believes that Fusion Memory products can supplement the Company's existing SRAM product offerings and will be available initially in a 1 Megabit product.

         In order to provide SRAM products that meet the varying needs of its customers, IDT uses CMOS process technology and offers 16K, 64K, 256K and 1 Megabit SRAMs in a number of speed, organization, power and packaging configurations.

         Specialty Memory Products. The Company's proprietary specialty memory products include FIFOs and multi-port memories that offer high-performance features which allow communications and computer systems to operate more effectively. FIFOs are used as rate buffers to transfer large amounts of data at high speeds between separate devices or pieces of equipment operating at different speeds within a system. Multi-port memory products are used to speed data transfers and act as the link between multiple microprocessors or between microprocessors and peripherals when the order of the data to be transferred needs to be controlled. These products are currently used primarily in peripheral interface, communications and networking products, including bridges, hubs, routers and switches.

*Fusion Memory is a trademark of Integrated Device Technology, Inc.

         IDT is a leading supplier of both synchronous and asynchronous FIFOs and has increasingly focused its resources on the design of synchronous FIFOs. Synchronous FIFOs have been gaining greater market acceptance because they are faster and provide an easier user interface. IDT's family of 9-bit SyncFIFOs are being used in many newer networking products.

         The Company is a leading supplier of multi-port memory products. IDT's family of multi-port memories is composed primarily of dual-port asynchronous devices. The Company also offers four-port products, a synchronous dual-port device and a SARAM, that combines the flexibility of a multi-port product with the ease of a FIFO.

         In addition, the Company is developing a family of specialty memory products for the emerging asynchronous transfer mode ("ATM") market. During fiscal 1996, IDT announced and shipped revenue units of its first product for the ATM market. The first member of this ATM family, a SAR (segmentation and reassembly) chip, is a highly integrated, low cost interface device for ATM network cards. Other members of the ATM family will include low-cost physical media interface devices, as well as more highly-integrated SAR devices for ATM networks.

         Logic Circuits. IDT is a leading manufacturer of high-speed, byte-wide and double-density 16-bit CMOS logic circuits for high-performance applications. Logic circuits control data communication between various elements of electronic systems, such as between a microprocessor and a memory circuit. IDT offers a wide range of logic circuit products which support bus and backplane interfaces, memory interfaces and other logic support applications where high-speed, low power and high-output drive are critical. IDT's logic circuits are used in a broad range of markets.

         IDT's 16-bit logic products are available in small packages, enabling board area to be reduced. These products are designed for new applications in which small size, low power and extra low noise are as important as high speed. IDT also supplies a series of 8-bit and 16-bit, 3.3 volt logic products and a
3.3 volt to 5 volt translator circuit directed at 3.3 volt systems in the notebook and laptop computers and other markets. The Company also offers a family of clock drivers and clock generators. These devices, placed at critical positions in a system, correct the degradation of timing that occurs the further the impulses travel from the main system clock.

         RISC Microprocessor Components. IDT is a licensed manufacturer of MIPS RISC microprocessors. IDT manufactures 32-bit and 64-bit MIPS microprocessors and IDT derivative products for the communications, office automation, workstation/server and desktop computer markets.

         The Company focuses its RISC microprocessor marketing efforts primarily on the embedded controller market. Embedded controllers are microprocessors that control a single device such as a printer, copier or network router. The Company sells several proprietary 32-bit embedded controllers, including devices with on-circuit SRAM cache memory and floating point functions.

         In 1996, the Company introduced the R5000, IDT's first 64-bit superscalar microprocessor, which is available with clock speeds of up to 200 Mhz. In 1993, the Company introduced its ORION*R4600* microprocessor, which is capable of clock speeds of up to 150 Mhz. The R5000 and R4600 are higher performance derivatives of the 64-bit R4000 and R4400 microprocessors developed by MIPS Computer Systems (MIPS). MIPS was acquired by Silicon Graphics (SGI) in 1992 and the R4000 and R4400 were introduced by the Company and other MIPS licensees in 1992 and 1993, respectively. The R5000 was developed for SGI by Quantum Effect Design, Inc. ("QED"), an affiliate of IDT. Through agreements with SGI, IDT obtained a license to manufacture and sell the R5000. The R4600 was developed for the Company by QED. Systems based on the ORION family of microprocessors are targeted at both embedded and desktop applications.

CUSTOMERS

         The Company markets and sells its products primarily to OEMs in the communications, desktop computer, office automation and workstation/server markets. Customers often purchase products from more than one of the Company's product families. In fiscal 1996, one OEM customer, Apple Computer Inc., accounted for 12 % of the Company's revenue. The following is an alphabetical listing of current representative end-user customers of the Company, by market:

                  DESKTOP           OFFICE                   WORKSTATION/
COMMUNICATIONS    COMPUTER          AUTOMATION               SERVER
---------------   ------------      -----------------        -------------------
Alcatel           Apple Computer    Canon                    Digital Equipment
AT&T              AST Research      Electronics For Imaging  EMC
Bay Networks      Compaq Computer   QMS                      NEC
Cabletron         Dell Computer     Samsung                  Siemens Nixdorf
Cisco Systems     Gateway Computers Tektronix                Silicon Graphics
Ericsson          Groupe Bull       Texas Instruments        Sun Microsystems
FORE Systems      Hewlett-Packard   Toshiba
Fujitsu           IBM               Xerox
Motorola          ICL
Nokia             Intel
Siemens           Olivetti

* R4600 and Orion are trademarks of Integrated Device Technology, Inc.

MARKETING AND SALES

         IDT markets and sells its products primarily to OEMs through a variety of channels, including a direct sales force, distributors and independent sales representatives.

         The Company had 77 direct sales personnel in the United States at March 31, 1996. Such personnel are located at the Company's headquarters and in 18 sales offices in Alabama, California, Colorado, Florida, Georgia, Illinois, Maryland, Massachusetts, Minnesota, New Jersey, New York, North Carolina, Oregon and Texas, and are primarily responsible for marketing and sales in those areas. IDT also utilizes four national distributors, Hamilton Hallmark, Future Electronics, Wyle Laboratories and Insight Electronics, Inc. and several regional distributors in the United States. Hamilton Hallmark accounted for 11%, 13% and 15% of the Company's revenues in fiscal 1996, 1995 and 1994, respectively. In addition, IDT uses independent sales representatives, which generally take orders on an agency basis while the Company ships directly to the customer. The representatives receive commissions on all products shipped to customers in their geographic area.

         The Company had 55 direct sales personnel and eleven sales offices located outside of the United States at March 31, 1996. Sales activities outside North America are generally controlled by IDT's subsidiaries located in France, Germany, Hong Kong, Italy, Japan, Sweden and the United Kingdom. The Company also has sales offices in Taiwan, Singapore and Israel. The Company continues to emphasize its direct marketing efforts to OEMs in Europe and to United States companies with operations in the Asia/Pacific area. A significant portion of export sales, however, continues to be made through international distributors, which tend not to carry inventory or carry significantly smaller levels compared to domestic distributors. During fiscal 1994, 1995 and 1996, export sales accounted for 32%, 39% and 40% of total revenues, respectively. Sales outside the United States are generally denominated in local currencies. Sales and other financial information for foreign operations is included in Note 12 of the Consolidated Financial Statements contained elsewhere in this Form 10K. Export sales are subject to certain risks, including currency controls and fluctuations, changes in local economic conditions, import and export controls, and changes in tax laws, tariffs and freight rates.

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

MANUFACTURING

         IDT believes that maintaining its own wafer fabrication capability facilitates the implementation of advanced process technologies and new higher-performance product designs, provides it with a reliable source of supply of semiconductors and allows it to be more flexible in shifting production according to product demand. The Company currently operates sub-micron wafer fabrication facilities in San Jose and Salinas, California, and is currently qualifying for sale products fabricated in the new facility in Hillsboro, Oregon. The Salinas facility, first placed in production in fiscal 1986, includes a 24,000 square foot, class 3 (less than three particles 0.5 micron or greater in size per cubic foot) six-inch wafer fabrication line. The San Jose facility includes a 24,000 square foot, class 1 (less than one particle
0.5 micron or greater in size per cubic foot), six-inch wafer fabrication line that was first placed in production in March 1991. Construction commenced on the Oregon facility in August 1994 and was completed in 1996, and it is expected the Oregon facility will contribute to revenues in fiscal 1997. The facility is 192,000 square feet and contains a 48,000 square foot, class 1, eight-inch wafer fabrication line. The Company currently estimates that the cost to construct, equip, and bring this facility to full production capacity, excluding assets leased through the tax ownership lease transaction described in Note 7 of the Consolidated Financial Statements, will be approximately $425 to $450 million. Through March 31, 1996, excluding the tax ownership lease assets, the Company has spent $150 million on the Oregon facility. The Company believes the construction of the facility in Oregon reduces the Company's risk of a natural disaster affecting all of its wafer fabrication facilities which, excluding the Oregon facility, are all currently located in Northern California. If demand for the Company's products does not fully utilize the additional capacity provided by the Oregon facility, the incremental fixed costs and operating expenses may materially adversely affect the Company's results of operations and financial condition.

         IDT also operates component assembly and test facilities which aggregate 145,000 square feet in Penang, Malaysia. Substantially all of the Company's test operations and a significant portion of its assembly operations are performed at its Malaysian facility. IDT also uses subcontractors, principally in Korea, the Philippines and Malaysia, to perform certain assembly operations. If IDT were unable to assemble or test products offshore, or if air transportation to these locations were curtailed, the Company's operations could be materially adversely affected. Additionally, foreign manufacturing exposes IDT to certain risks generally associated with doing business abroad, including foreign governmental regulations, currency controls and fluctuation, changes in local economic conditions and changes in tax rates, tariffs and freight rates. In addition to this offshore assembly and test capability, the Company has the capacity for low-volume, quick-turn assembly in Santa Clara as well as limited test capability in Santa Clara, San Jose and Salinas. Assembly and test of memory modules takes place both domestically and offshore.

         The Company has been operating its wafer fabrication facilities in Salinas and San Jose and its assembly operations in Malaysia at approximate installed equipment capacity since fiscal 1994. To address its capacity requirements, in fiscal 1996 the Company completed the conversion of its Salinas wafer fabrication facility from five-inch to six-inch wafers. In late fiscal 1995, the Company acquired an interest in approximately 10 acres of land in the Philippines and is constructing an assembly and test facility which initially will be 176,000 square feet. Construction of the building is expected to be completed in mid-fiscal 1997. The Company has the capability to expand to accommodate growth. The Company estimates the costs to acquire the land, construct the building and equip the facility in multiple phases will total approximately $75 million in capital expenditures, of which approximately $21 million will be spent in fiscal 1997.

         The Company faces a number of risks in order to accomplish its goals to increase production in its existing plants and to construct, equip and commence operations of the Oregon and Philippines facilities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         The Company utilizes proprietary CMOS process technology permitting sub-micron geometries. The majority of IDT's current products are manufactured using its proprietary 0.65 micron processes, an increasing number are being manufactured using the Company's new 0.5 micron processes and the Company is currently developing several sub-0.5 micron CMOS processes.

         Wafer fabrication involves a highly sophisticated, complex process that is extremely sensitive to contamination. Integrated circuit manufacturing costs are primarily determined by circuit size because the yield of good circuits per wafer generally increases as a function of smaller die. Other factors affecting costs include wafer size, number of process steps, costs and sophistication of manufacturing equipment, packaging type, process complexity and cleanliness. IDT's manufacturing process is complex, involving a number of steps including wafer fabrication, plastic or ceramic packaging, burn-in and final test. The Company continually makes changes to its manufacturing process to lower costs and improve yields. From time to time the Company has experienced manufacturing problems that have caused delays in shipments or increased costs. Manufacturing problems with the new facility in Oregon or its existing wafer fabrication, assembly or test facilities could materially adversely affect the Company's results of operations.

         The Company generally has been able to arrange for multiple sources of raw materials, but the number of vendors capable of delivering certain raw materials, such as silicon wafers, ultra-pure metals and certain chemicals and gases is very limited. Some of the Company's packages, while not unique, have very long lead times and are available from only a few suppliers. From time to time vendors have extended lead times or limited supply to the Company due to capacity constraints. These circumstances could reoccur and could materially adversely affect IDT.

BACKLOG

         IDT manufactures and markets primarily standard products. Sales are generally made pursuant to purchase orders, which are frequently revised to reflect changes in the customer's requirements. The Company has also entered into master purchase agreements with many of its OEM customers. These agreements do not require the OEMs to purchase minimum quantities of the Company's products. Product deliveries are scheduled upon the Company's receipt of purchase orders under the related OEM agreements. Generally, these purchase orders and OEM agreements also allow customers to reschedule delivery dates and cancel purchase orders without significant penalties. Orders are frequently rescheduled, revised or canceled. In addition, distributor orders are subject to price adjustments both prior to, and occasionally after shipment. For these reasons, IDT believes that its backlog, while useful for scheduling production, is not necessarily a reliable indicator of future revenues.

RESEARCH AND DEVELOPMENT

         IDT's competitive position has been established, to a large extent, through its emphasis on the development of proprietary and enhanced performance industry-standard products, and the development of advanced CMOS processes. IDT believes that its focus on continually advancing its process technologies has allowed the Company to achieve cost reductions in the manufacture of most of its products. The Company believes that a continued high level of research and development expenditures is necessary to retain its competitive position. The Company maintains research and development centers in Northern California, Atlanta, Georgia, Austin, Texas and Morrisville, North Carolina. In addition, the new plant start-up costs associated with the Oregon wafer fabrication facility will significantly impact research and development expenditures in fiscal 1997. Research and development expenditures are set out in the Consolidated Statement of Operations in the Consolidated Financial Statements and as a percentage of revenues were 20%, 19% and 19% in fiscal 1996, 1995 and 1994, respectively.

         The Company's product development activities are focused on the design of new circuits and modules that provide enhanced performance for growing applications. In the SRAM family, IDT is utilizing its 5 volt and 3.3 volt SRAM and subsystem design expertise to develop advanced SRAM cache memories and modules for microcomputer systems based on Intel's Pentium, IBM and Motorola's PowerPC, and SGI's MIPS RISC microprocessors. Additionally, the Company continues its research into applications of Fusion Memory technology, with the goal of expanding product offerings.

         IDT's efforts in the specialty memory products area are concentrated on the development for the communications market of advanced synchronous FIFOs and more sophisticated multi-port memory products. In fiscal 1996, the Company continued its efforts to develop a family of specialty memory products for the emerging ATM market and a family of lower voltage logic devices for a broad range of applications. The Company is emphasizing the design of RISC microprocessors for embedded control applications, such as printers and telecommunications switches. The Company also continues to refine its CMOS process technology to increase the speed and density of circuits in order to provide customers with advanced products at competitive prices, thus enhancing their competitive positions. The Company continues to refine its CMOS process technology focusing on sub-0.5 micron geometry processes and converting the production of many products to newer generation processes.

         In fiscal 1992, the Company purchased an equity interest in QED, a newly formed corporation. Pursuant to a development agreement between QED and the Company, QED developed the ORION R4600 microprocessor for IDT. QED also designed the R5000 for SGI, and through agreements with SGI, IDT obtained a license to manufacture and sell the R5000. The R5000 is targeted at 3-D visualization, internetworking and office automation applications. Except for the R5000, the Company owns such products, subject to the payment of royalties and other fees to QED and SGI. IDT has licensed Toshiba and NKK to manufacture and market certain of these products. With respect to the R5000, SGI owns the intellectual property rights. There can be no assurance that QED will continue to design products for the Company or be successful in developing such products.

In addition, the Company is engaged in the development of microprocessors for use in general applications at its research center in Austin Texas.

COMPETITION

         The semiconductor industry is intensely competitive and is characterized by rapid technological advances, cyclical market patterns, price erosion, evolving industry standards, occasional shortages of materials, intellectual property disputes, high capital equipment costs and availability and control of manufacturing capacity. Many of the Company's competitors have substantially greater technical, marketing, manufacturing and financial resources than IDT. In addition, several foreign competitors receive assistance from their governments in the form of research and development loans and grants and reduced capital costs, which could give them a competitive advantage. The Company competes in different product areas, to varying degrees, on the basis of technical innovation and performance of its products, as well as quality, price and product availability.

         IDT's competitive strategy is to differentiate its products through high-performance, innovative configurations and proprietary features or to offer industry-standard products with higher speeds or lower power consumption. Price competition, introductions of new products by IDT's competitors, delays in product introductions by IDT or other competitive factors could have a material adverse effect on the Company in the future.

INTELLECTUAL PROPERTY AND LICENSING

         IDT has obtained 64 patents in the United States and 18 abroad and has 95 inventions in various stages of the patent application process, 86 of which are in the United States. The Company intends to continue to increase the scope of its patents. The Company also relies on trade secret, copyright and trademark laws to protect its products, and a number of the Company's circuit designs are registered pursuant to the Semiconductor Chip Protection Act of 1984. This Act gives protection similar to copyright protection for the patterns which appear on integrated circuits and prohibits competitors from making photographic copies of such circuits. There can be no assurance that any patents issued to the Company will not be challenged, invalidated or circumvented, that the rights granted thereunder will provide competitive advantages to the Company, or that the Company's efforts generally to protect its intellectual property rights will be successful.

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

         On May 1, 1992, IDT and AT&T entered into a five-year royalty-free patent cross-license agreement. As part of this agreement, patent litigation instituted by AT&T was settled and dismissed. Under the agreement, IDT made a lump sum payment and issued shares of its Common Stock to AT&T, granted a discount on future purchases, and gave credit for future purchases of technology on a nonexclusive basis. In December 1995, the agreement with AT&T was modified to reflect AT&T's restructure into three legal entities, extend the agreement for five years beyond the original expiration date and other agreed-upon changes. On December 10, 1992, IDT and Texas Instruments ("TI") entered into a five-year patent cross-license agreement. As part of this agreement, patent litigation instituted by TI was dismissed. Under the agreement, IDT granted to TI a license to certain IDT technology and products and guaranteed that TI will realize certain revenues from the licensed technology and products, and IDT will develop certain products which will be manufactured and sold by both IDT and TI. See Note 5 of Notes to Consolidated Financial Statements.

ENVIRONMENTAL REGULATION

         Federal, State and local provisions have been enacted regulating the discharge and disposal into the environment of certain materials used in the semiconductor manufacturing process. The Company's manufacturing facilities are designed to comply with existing regulations, and the Company believes that its activities conform to present regulations. The Company has been conducting its operations with all necessary permits, and without material adverse impact attributable to environmental regulation. However, there can be no assurance that future additions or changes to environmental regulations will not impose upon the Company the requirement for significant capital expenditure. Further, any failure by the Company to control the use of, or to restrict adequately the discharge of hazardous materials under present or future regulations could subject it to substantial liability or could cause its manufacturing operations to be suspended. In addition, IDT could be held financially responsible for remedial measures if its properties were found to be contaminated whether or not the Company was responsible for such contamination.

EMPLOYEES

         At March 31, 1996, IDT and its subsidiaries employed 3,828 people worldwide, of whom 1,389 were in Penang. IDT's success depends in part on its ability to attract and retain qualified personnel, who are generally in great demand. Since its founding, the Company has implemented policies enabling its employees to share in IDT's success. Examples are stock option, stock purchase, profit sharing and special bonus plans for key contributors. IDT has never had a work stoppage; no employees are represented by a collective bargaining agreement; and the Company considers its employee relations to be good.

ITEM 2.  PROPERTIES

         The Company presently occupies eight major facilities in California, Oregon and Malaysia:

       LOCATION          FACILITY USE                             SQUARE FEET
      ---------          -------------                            ------------
Salinas               Wafer fabrication, SRAM and multiport         98,000
                      memory operations

Santa Clara           Logic operation                               62,000

Santa Clara           Administration and RISC microprocessor        43,700
                      operations

Santa Clara           Administration and other                      50,000
                      operations

Santa Clara           Administration                          `     48,300

Penang, Malaysia      Assembly and test                             145,000

San Jose              Wafer fabrication, process technology         135,000
                      development, FIFO and memory subsystems
                      operations, and research and development

Oregon                Wafer fabrication                             192,000


         The Company leases its Salinas facility from Carl E. Berg, a director, under a lease expiring in 2005 and in October 1994 purchased a 5.5 acre parcel adjacent to its Salinas facility for $653,000 from Mr. Berg. IDT recently entered into an agreement with Mr. Berg to acquire the Salinas facility in a transaction structured as a tax free reorganization. IDT leases its Santa Clara facilities under leases expiring in 1999 through 2015, including renewal options. The Oregon facility is subject to a tax ownership operating lease. Additional information about leased properties, including the purchase of the
Salinas facility, is provided in Note 7 of the Consolidated Financial Statements. The Company owns its Malaysian and San Jose facilities, although the Malaysian facilities are subject to long-term ground leases, and the San Jose facility is subject to a mortgage. IDT leases offices for its sales force in 18 domestic locations as well as Edinburgh, Hong Kong, London, Milan, Munich, Paris, Singapore, Stockholm, Taipei, Tel Aviv and Tokyo. IDT leases offices for its design centers in Georgia, North Carolina and Texas. In late fiscal 1995, the Company acquired an interest in approximately 10 acres of land in the Philippines, and construction has commenced on a 176,000 square foot assembly and test facility, which may be expanded in the future.

ITEM 3.  LEGAL PROCEEDINGS

         There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Registrant or any of its subsidiaries is a party or of which any of their property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's security holders during the last quarter of the fiscal year ended March 31, 1996.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company, and their respective ages as of April 30,1996 are as follows:

Name                       Age                   Position
-----                      ---                   --------
D. John Carey              59           Chairman of the Board
Leonard C. Perham          52           President & Chief Executive Officer
William B. Cortelyou       40           Vice President, Wafer Operations
Robin H. Hodge             56           Vice President, Assembly and Test
Alan H. Huggins            43           Vice President, Memory Division
Daniel L. Lewis            47           Vice President, Sales
Chuen-Der Lien             40           Vice President, Research and
                                               Development, Chief
                                               Technology Officer
Jack Menache               52           Vice President, General Counsel and
                                               Secretary
Richard R. Picard          48           Vice President, Logic and Microprocessor
                                               Products
Robert Phillips            51           Vice President, Manufacturing
William D. Snyder          51           Vice President, Finance and Chief
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

         Mr. Huggins joined IDT in 1983 and was elected Vice President in 1987. Mr. Huggins currently serves as Vice President, Memory Division. Prior to joining the Company, Mr. Huggins held various engineering positions at AMD. Effective May 15, 1996, Mr. Huggins resigned as an executive officer.

         Mr. Lewis joined IDT in 1984 as Eastern Area Sales Manager. In June 1991, he was elected Vice President, Sales. Prior to joining IDT, Mr. Lewis held management positions at Avatar Technologies, Inc., Data General and Zilog.

         Dr. Lien joined IDT in 1987 and was elected Vice President, Technology Development in April 1992 and was elected Vice President, Research and Development, Chief Technology Officer in 1996. Prior to joining the Company, he held engineering positions at Digital Equipment Corporation and AMD.

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

ITEM 5.    MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
           STOCKHOLDER MATTERS

                           Price Range of Common Stock

The Common Stock of the Company is traded on The Nasdaq National Market under the symbol "IDTI". The following table sets forth the high and low last reported sales prices for the Common Stock as reported by the Nasdaq National Market during the fiscal quarters indicated:


                                       HIGH                      LOW
                                    -------------------------------------

Fiscal 1996:

First Quarter                          25  1/16                 18  1/32
Second Quarter                         33  1/4                  22  9/16
Third Quarter                          24  3/8                  12  7/8
Fourth Quarter                         14  7/8                   9  1/4

Fiscal 1995:

First Quarter                          15 11/16                 11 15/16
Second Quarter                         14  7/16                  8  1/8
Third Quarter                          15  1/32                  9  1/4
Fourth Quarter                         20  3/8                  14  3/16


In August, 1995, the Company announced a two-for-one stock split in the form of a stock dividend for stockholders of record on August 25, 1995. The distribution of additional shares was on September 15, 1995. Price information for all periods presented has been retroactively adjusted to reflect this stock dividend.

As of April 28, 1996, there were approximately 1,427 record holders of the Common Stock.

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

                                                                                  FISCAL YEAR ENDED
                                                                           ------------------------------
                                                     MARCH 31,         APRIL 2,         APRIL 3,         MARCH 28,       MARCH 29,
                                                       1996             1995              1994             1993           1992 (1)
                                                     ------------------------------------------------------------------------------
                                                                         (In thousands, except per share data)
STATEMENT OF OPERATIONS DATA

Revenues                                              $ 679,497        $ 422,190        $ 330,462        $ 236,263        $ 202,734
Income (loss) before
  extraordinary item                                  $ 118,249        $  78,302        $  40,165        $   5,336         ($32,808)
Net income (loss)                                     $ 120,170        $  78,302        $  40,165        $   5,336         ($32,808)
Primary earnings per share:
  Income before extraordinary item                    $    1.44        $    1.05        $    0.61        $    0.09           ($0.62)
  Net income                                          $    1.47        $    1.05        $    0.61        $    0.09           ($0.62)
Fully diluted earnings per share:
  Income before extraordinary item                    $    1.42        $    1.04        $    0.60        $    0.09           ($0.62)
  Net income                                          $    1.44        $    1.04        $    0.60        $    0.09           ($0.62)
Shares used in computing
   net income (loss) per share:
 Primary                                                 81,897           74,765           66,232           59,402           52,510
 Fully diluted                                           87,753           75,426           67,260           59,402           52,510

BALANCE SHEET DATA

Total assets                                          $ 939,434        $ 561,975        $ 349,571        $ 239,994        $ 229,730
Long-term obligations,
  excluding current portion                           $  36,682        $  36,595        $  37,462        $  48,987        $  53,050
Convertible subordinated notes,
   net of issuance costs                              $ 182,558
Stockholders' equity                                  $ 549,727        $ 414,531        $ 224,367        $ 117,760        $ 104,602
Research & development expenses                       $ 133,317        $  78,376        $  64,237        $  53,461        $  52,044
Number of employees                                       3,828            2,965            2,615            2,414            2,159

(1) In fiscal 1992, the Company recorded restructuring and other charges of $24.8 million.

 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following table sets forth certain amounts, as a percentage of revenues, from the Company's consolidated statements of operations for the three fiscal years ended March 31, 1996, April 2, 1995 and April 3, 1994.

                                                      FISCAL YEAR ENDED
                                               MARCH 31,   APRIL 2,    APRIL 3,
                                                1996        1995        1994
                                               -------------------------------


Revenues                                       100.0%      100.0%      100.0%
Cost of revenues                                43.2        42.5        48.3
                                               -------------------------------
Gross profit                                    56.8        57.5        51.7
                                               -------------------------------
Operating expenses:
  Research and development                      19.6        18.6        19.4
  Selling, general and administrative           13.1        15.3        16.5
                                               -------------------------------

Total operating expenses                        32.7        33.9        35.9
                                               -------------------------------

Operating income                                24.1        23.6        15.8
Net interest income                              1.5         1.2        (0.6)
                                               -------------------------------

Income before provision for income taxes        25.6        24.8        15.2
Provision for income taxes                       8.2         6.2         3.0


Income before extraordinary item                17.4        18.6        12.2
                                               -------------------------------
Extraordinary item:
  Gain from early extinguishment of debt,
     net of tax                                  0.3          --          --
                                               -------------------------------

Net income                                      17.7%       18.6%       12.2%
                                               ===============================

Overview

         Revenues were $679.5 million in fiscal 1996, a 61% increase over fiscal 1995 of $422.2 million and a 106% increase over fiscal 1994 of $330.5 million. Net income was $1.44 per fully diluted share in fiscal 1996 compared to $1.04 in fiscal 1995 and $0.60 in fiscal 1994. During fiscal 1996, IDT made significant progress in increasing capacity in Penang, Malaysia, completed the conversion of the Salinas wafer facility from five-inch to six-inch wafers, started construction of a new assembly and test facility in the Philippines and completed construction of the Hillsboro, Oregon wafer facility. The Oregon facility is expected to ship its first revenue units in the first quarter of fiscal 1997.

         Both revenues and profits were affected dramatically by a volatile market for the Company's largest product line, SRAMs, which accounted for 46% of IDT's total fiscal 1996 revenue. For the first two quarters of the fiscal year, SRAMs were in great demand and prices rose. At the same time, through die shrinks and better utilization of manufacturing capacity, IDT reduced costs of production resulting in record operating margins despite startup costs associated with the new Oregon plant. During the latter part of the year, SRAM pricing began to fall significantly as a number of competitors, particularly Taiwanese, shifted capacity to SRAMs. Shortly thereafter, demand for high speed SRAMs by personal computer (PC) manufacturers slowed. The SRAM order rate declined further as certain customers not only reduced SRAM order rates, but also sold off excess SRAM inventory at low prices causing excess supply. As an example of the market conditions, in less than six months, selling prices for new orders on the industry-standard 3.3 volt 32Kx8 SRAM declined by as much as 80% from the peak. Consequently, while revenues and earnings grew sequentially in the first three quarters of fiscal 1996, fourth quarter earnings and revenue dropped significantly from the immediately preceding quarter and fourth quarter earnings decreased compared to the same period in the prior year.

Results of Operations

         Revenues of $679.5 million were achieved in fiscal 1996 through a combination of improved selling prices on SRAM products shipped during the first three quarters, higher output as the Company increased die production and generally increased demand across all of IDT's other products. SRAM revenues increased 90.3% to $315.4 million compared to fiscal 1995. Fiscal 1995 revenue increased 28% over fiscal 1994 due to strong demand for fast SRAMs for secondary cache requirements in the PC market. Looking forward, the Company does not expect demand in the PC market will resume last year's growth rates, and is uncertain as to whether pricing for commodity SRAMs will change.

         Gross profit increased 59% to $385.8 million in fiscal 1996 when compared to fiscal 1995 and 126% over the gross profit reported in fiscal 1994. However, as a result of significant price declines on SRAM orders taken in the second half of the year, IDT's gross profit as a percentage of revenue declined to 56.8% in fiscal 1996 compared to 57.5% in fiscal 1995. Gross profit as a percentage of revenue was 51.7% in fiscal 1994. While gross profit as a percentage of revenue for the first three quarters of fiscal 1996 was not appreciably different from the prior year, the fourth quarter declined to 54.3%. Some markets such as telecommunications and datacommunications remained robust throughout the year, but falling prices and orders in the PC market offset strong performance for the remainder of the Company's market segments in the third and fourth quarters. Costs associated with the Hillsboro, Oregon plant are expected to negatively impact gross margins in fiscal 1997, while that plant is on a ramp to increase production. IDT's policy is to expense new plant startup costs to research and development (R & D) expense until a facility is ready to begin commercial production. In fiscal 1996 substantially all Oregon plant expenses, amounting to $ 18.5 million, were charged to R & D expense, but as that plant reaches production status in fiscal 1997, an increasingly significant portion of the total costs will be allocated to cost of goods sold, based upon activities performed.

         R & D expenses increased 70% to $133.3 million in fiscal 1996 as compared to $78.4 million in fiscal 1995, and $64.2 million in fiscal 1994. As a percentage of revenue, R & D expense was 19.6% of fiscal 1996 revenue, an increase from 18.6% in fiscal 1995. R & D expenses had been 19.4% of fiscal 1994 revenue. The increase in 1996 can be principally attributed to process engineering research costs of approximately $18.5 million relative to the new Oregon wafer fabrication plant. Other R & D activities included development of sub 0.5 micron processes, the release of 20 new products, including IDT's first product for the ATM (asynchronous transfer mode) market, the SAR (segmentation and reassembly) chip, and further development and design of new products and processes. The Company expects the startup of the new Oregon facility to continue to impact R & D expense in fiscal 1997 but that total R & D expense as a percentage of revenue will be reduced compared to fiscal 1996. IDT believes that high levels of R & D investment is required to support its strategy of providing products to its customers which are not readily available from competitors.

         Selling, general and administrative (S, G & A) expenses increased 37% to $88.8 million in fiscal 1996, as compared to $64.6 million in fiscal 1995. As a percentage of revenues, S, G & A expenses declined to 13.1% of fiscal 1996 revenue compared to 15.3% of fiscal 1995 revenue. Fiscal 1994 S, G & A expenses were $54.3 million or 16.5% of revenue. The 1996 increase in S, G & A expenses can be attributed to higher variable selling expenses associated with the year-over-year revenue growth of 61%, increases in employee profit sharing and management bonuses, increases in sales personnel and increases in provisions for bad debts. In 1997, IDT plans to install an enterprise-wide management information system and anticipates that S, G & A expenses will remain constant as a percentage of revenues.

         Interest expense was $9.3 million in fiscal 1996 as compared to $3.3 million and $5.2 million in fiscal years 1995 and 1994, respectively. Interest expense increased in 1996 primarily due to the issuance of $201.3 million of 5 1/2% convertible subordinated notes issued in the first quarter of the fiscal year. 1996 gross interest expense of $12.3 million was reduced by $3.0 million in connection with capitalization of construction period interest for the Oregon wafer fabrication plant. Despite retiring $15 million of the 5 1/2% convertible subordinated notes in the fourth quarter resulting in an extraordinary gain (see
Note 5 of the Consolidated Financial Statements), interest expense is expected to be higher in fiscal 1997, as the notes were not outstanding for all of fiscal 1996. Furthermore, interest capitalization will cease when the Oregon facility is placed in production.

         Interest income and other, net, increased to $19.4 million in fiscal 1996 compared to $8.2 million and $3.1 million in fiscal years 1995 and 1994, respectively. The increase in interest income was due primarily to the investment of higher cash balances from the proceeds of the issuance of $201.25 million of subordinated notes in the first quarter of fiscal 1996. Fiscal 1995 had been impacted favorably by a $97.6 million equity offering. As the Company continues to pay cash for substantial capital equipment acquisitions, less cash will be available for investment, resulting in lower interest income in fiscal 1997.

         The effective tax rates for fiscal 1996, 1995 and 1994 of 32%, 25% and 20%, respectively, differed from the US statutory rate of 35% primarily due to earnings of foreign subsidiaries being taxed at lower rates, and the utilization of certain tax credits. The Company has consumed substantially all of the tax benefits associated with its Malaysian subsidiary, and it has fully utilized carried forward R&D tax credits.

         The Company accounts for its stock option plans and its employee stock purchase plan in accordance with provisions of the Accounting Principles Board's Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees." In 1995 the Financial Accounting Standards Board released the Statement of Financial
Accounting Standard No. 123 (SFAS 123), "Accounting for Stock Based Compensation." While SFAS 123 provides an alternative to APB 25 and is effective for fiscal years beginning after December 15, 1995, as permitted by SFAS 123, the Company intends to continue to account for its employee stock plans in accordance with APB 25. Consequently, SFAS 123 is not expected to have any material impact on IDT's financial condition or results of operations.

Liquidity and Capital Resources

         IDT's financial condition improved during fiscal 1996. Cash and cash-equivalents and short term investments increased from $221.6 million at the end of 1995 to $261.3 million at the end of 1996. Working capital increased from $261.2 million to $286.2 million despite substantial cash investments in plant, property and equipment. These increases were a result of improved profitability as well as the issuance of the 5 1/2% convertible subordinated notes. Additionally the Company has $67.8 million of cash classified as other assets, which are pledged as security relative to the operating lease for the Oregon facility. As of March 31, 1996, the Company had $5.4 million available under unsecured lines of credit, all of which are overseas. See Note 6 of Notes to Consolidated Financial Statements.

         During fiscal 1996, 1995 and 1994 cash flow from operations was $200.9 million, $115.8 million and $100.1 million, respectively. Improved operating results in fiscal 1995 and 1996 was the largest single factor affecting cash flow from operations. Other factors contributing to greater cash flow from operations include increases in accounts payable and other current liabilities. See the Consolidated Statements of Cash Flows in the Consolidated Financial Statements. IDT expects that increased depreciation expenses associated with its recent and forecasted capital expenditures will be significant relative to future cash flows from operations.

         During fiscal 1996, 1995 and 1994 the Company's net cash used in investing activities was $359.3 million, $163.2 million and $68.9 million, respectively, of which $287.5 million, $94.7 million and $37.4 million, respectively, was used for capital equipment and property and plant improvements. In fiscal 1996, $57.3 million was used to collateralize the Oregon facility lease. In fiscal 1994, financing activities generated $34.8 million, the primary source of which was an equity offering which resulted in net cash of $46.8 million. In fiscal 1995, financing activities generated $89.2 million, the primary source of which was an equity offering in December 1994 which resulted in net cash of $97.6 million. In fiscal 1996, financing activities generated $185.4 million, the primary source of which was the issuance of convertible subordinated debt (see
Note 5 of the Consolidated Financial Statements) which resulted in net cash of $196.7 million.

         In view of current and anticipated capacity requirements, IDT anticipates capital expenditures of approximately $255 million in fiscal 1997, principally in connection with continued installation of equipment in the new
Oregon facility plus the construction and partial equipping of the new Philippine plant and other capacity improvements.

         Looking forward, the Company believes that existing cash balances, cash flow from operations, existing credit facilities and other financing arrangements that are available will be sufficient to fund its anticipated capital expenditures and working capital needs through fiscal 1997. If the Company is required to seek other financing sooner, the unavailability of financing on terms satisfactory to IDT could have a material adverse effect on the Company.

Factors Affecting Future Results

         Except for the historical information contained in this Annual Report on Form 10-K, the matters discussed in this report are forward looking statements. These forward looking statements concern matters that involve risks and uncertainties, including but not limited to those set forth below, that could cause actual results to differ materially from those projected in the forward looking statements. In any event, the matters set forth below should be carefully considered when evaluating the Company's business and prospects.

         IDT's operating results have been, and in the future may be, subject to fluctuations due to a wide variety of factors including the timing of or delays in new product and process technology announcements and introductions by the Company or its competitors, competitive pricing pressures, particularly in the SRAM memory market, fluctuations in manufacturing yields, changes in the mix of product sold, availability and costs of raw materials, the cyclical nature of the semiconductor industry, industry-wide wafer processing capacity, economic conditions in various geographic areas, and costs associated with other events, such as underutilization or expansion of production capacity, intellectual property disputes, or other litigation. Further, there can be no assurance that the Company will be able to compete successfully in the future against existing or potential competitors or that the Companies operating results will not be adversely affected by increased price competition.

         The  semiconductor  industry is highly cyclical and has been subject to significant downturns at various times that have been characterized by diminished product demand, production overcapacity and accelerated erosion of average selling prices. During the past year, markets for some of the Company's SRAMs were characterized by excess demand relative to supply and the resulting favorable pricing. During the later part of fiscal 1996, a number of companies, principally foreign, shifted manufacturing capacity to SRAMs causing rapid adjustments to supply and consequently impacting market prices. The resulting significant downward trend in prices in an extremely short period negatively affected SRAM gross margins, and adversely affected the Company's operating results. A material increase in industry-wide production capacity, shift in industry capacity toward products competitive with the Company's products, reduced demand or other factors could result in a rapid decline in product pricing and could also materially adversely affect the Company's operating results.

         The Company ships a substantial portion of its quarterly sales in the last month of a quarter. If anticipated shipments in any quarter do not occur, the Company's operating results for that quarter could be adversely affected. In addition, a substantial percentage of the Company's products are incorporated into computer and computer-related products, which have historically been characterized by significant fluctuations in demand. Furthermore, any decline in the demand for advanced microprocessors which utilize SRAM cache memory could adversely affect the Company's operating results. In addition, demand for certain of the Company's products is dependent upon growth in the communications market. Any slowdown in the computer and related peripherals or communications markets could also materially adversely affect the Company's operating results.

         The Company is operating its domestic wafer fabrication facilities and Malaysian assembly operations at approximately installed equipment capacity. As a result, the Company has utilized subcontractors for the majority of its incremental assembly requirements, typically at higher costs that its own Malaysian operations. The Company expects to continue utilizing subcontractors extensively until it opens its Philippines assembly plant. At times during fiscal 1996, as a result of production capacity constraints, the Company was not able to take advantage of all market opportunities presented to it. Due to long production lead times and current capacity constraints, any failure by the Company to forecast adequately the mix of product demand could adversely affect the Company's sales and operating results. To address its capacity requirements, during the past year, the Company has undertaken extensive production expansion programs including the construction of an eight-inch wafer fabrication line in Oregon and an assembly and test facility in the Philippines. These expansion programs face a number of substantial risks including, but not limited to, delays in construction, cost overruns, equipment delays or shortages, manufacturing start-up or process problems or difficulties in hiring key managers and technical personnel. In addition, the Company has never operated an eight-inch wafer fabrication facility. Accordingly, the Company could incur unanticipated process or production problems. From time to time, the Company has experienced production difficulties that have caused delivery delays and quality problems. There can be no assurance that the Company will not experience manufacturing problems and product delivery delays in the future as a result of, among other things, changes to its process technologies, ramping production, installing new equipment at its facilities and constructing new facilities in Oregon and the Philippines. Further, the Company's existing wafer fabrication facilities are located relatively near each other in Northern California. If the Company were unable to use these facilities, as a result of a natural disaster or otherwise, the Company's operations would be materially adversely affected until the Company was able to obtain other production capability.

          The Company's capacity additions will result in a significant increase in fixed and operating expenses. Historically, the Company has expensed the operating expenses associated with bringing a new fabrication facility to commercial production as R&D in the period such expenses are incurred. However, as commercial production at a new fabrication facility commences, the operating costs will be classified as cost of revenues, and the Company will begin to recognize depreciation expense relating to the facility. Accordingly, although the Company expects the Oregon fabrication facility to contribute to revenues in fiscal 1997, the Company will recognize substantial operating expenses associated with the facility in 1997, which could reduce gross margins. Specifically, as commercial production begins in fiscal 1997, the Company anticipates incurring substantial operating costs and depreciation expense relating to the facility before production of substantial volume is achieved. Accordingly, if revenue levels do not increase sufficiently to offset these additional expense levels, or if the Company is unable to achieve gross margins from products produced at the Oregon facility that are comparable to the Company's current products, the Company's future results of operations could be adversely impacted.

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

         The Company's manufacturing operations depend upon obtaining adequate raw materials on a timely basis. The number of vendors of certain raw materials, such as silicon wafers, ultra-pure metals and certain chemicals and gases, is very limited. In addition, certain packages used by the Company require long lead times and are available from only a few suppliers. From time to time, vendors have extended lead times or limited supply to the Company due to capacity constraints. The Company's results of operations would be adversely affected if it were unable to obtain adequate supplies of raw materials in a timely manner or if there were significant increases in the costs of raw materials.

         The semiconductor industry is extremely capital-intensive. To remain competitive, the Company must continue to invest in advanced manufacturing and test equipment. In fiscal 1997, the Company expects to expend approximately $255 million in capital expenditures and anticipates significant continuing capital expenditures in the next several years. There can be no assurance that the Company will not be required to seek financing to satisfy its cash and capital needs or that such financing will be available on terms satisfactory to the Company. If such financing is required and if such financing is not available on terms satisfactory to the Company, its operations would be materially adversely affected.

         The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights or positions, which have resulted in significant and often protracted and expensive litigation. In recent years, there has been a growing trend of companies to resort to litigation to protect their semiconductor technology from unauthorized use by others. The Company in the past has been involved in patent litigation, which adversely affected its operating results. Although the Company has obtained patent licenses from certain semiconductor manufacturers, the Company does not have licenses from a number of semiconductor manufacturers who have a broad portfolio of patents. The Company has been notified that it may be infringing patents issued to certain semiconductor manufacturers and other parties and is currently involved in several license negotiations. There can be no assurance that additional claims alleging infringement of intellectual property rights will not be asserted in the future. The intellectual property claims that have been made or may be asserted against the Company could require that the Company discontinue the use of certain processes or cease the manufacture, use and sale of infringing products, to incur significant litigation costs and damages and to develop noninfringing technology. There can be no assurance that the Company would be able to obtain such licenses on acceptable terms or to develop noninfringing technology. Further, the failure to renew or renegotiate existing licenses, or significant increases in amounts payable or the inability to obtain a license, could have a materially adverse effect on the Company.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL
          INFORMATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES COVERED BY REPORT OF INDEPENDENT ACCOUNTANTS

Consolidated Financial Statements included in Item 8:

Report of Independent Accountants

Consolidated Balance Sheets at March 31, 1996 and April 2, 1995

Consolidated Statements of Operations for each of the three fiscal years in the period ended March 31, 1996

Consolidated Statements of Cash Flows for each of the three fiscal years in the period ended March 31, 1996

Consolidated Statements of Stockholder's Equity for each of the three fiscal years in the period ended March 31, 1996

Notes to Consolidated Financial Statements

Financial Statement Schedule II - Valuation and Qualifying Accounts and Reserves

All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements or notes thereto.



REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Integrated Device Technology, Inc.

         In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Integrated Device Technology, Inc. and its subsidiaries at March 31, 1996 and April 2, 1995 and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE LLP
San Jose, California
April 19, 1996


                       INTEGRATED DEVICE TECHNOLOGY, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                 March 31, 1996          April 2, 1995
                                                                 ---------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                        $157,228                 $130,211
   Short-term investments                                            104,046                   91,425
   Accounts receivable, net of allowance for returns and              85,026                   71,974
      doubtful accounts of  $4,580 and $ 3,830
   Inventory                                                          46,630                   37,459
   Deferred tax assets                                                38,712                   24,923
   Prepayments and other current assets                               15,658                    8,533
                                                                 ---------------------------------------
Total current assets                                                 447,300                  364,525

Property, plant and equipment, net                                   415,214                  178,780
Other assets                                                          76,920                   18,670
                                                                 ---------------------------------------
TOTAL ASSETS                                                        $939,434                 $561,975
                                                                 =======================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                   $78,821                  $39,814
  Accrued compensation and related expense                            29,237                   22,889
  Deferred income on shipments to distributors                        31,325                   22,348
  Income taxes payable                                                 5,747                    1,716
  Other accrued liabilities                                           12,171                   10,609
  Current portion of  long term obligations                            3,799                    5,903
                                                                 ---------------------------------------
Total current liabilities                                            161,100                  103,279

Convertible subordinated notes, net of issuance cost                 182,558                   ------
                                                                 ---------------------------------------
Long term obligations                                                 36,682                   36,595
                                                                 ---------------------------------------
Deferred tax liabilities                                               9,367                    7,570
                                                                 ---------------------------------------
Commitments and Contingencies
Stockholders' equity:
  Preferred stock;$.001 par value:
    10,000,000 shares authorized; no shares issued
  Common stock; $.001 par value: 200,000,000
    shares authorized; 77,496,833  and
    76,209,268 shares issued and outstanding                              77                       76
  Additional paid-in capital                                         287,064                  271,580
  Retained earnings                                                  262,989                  142,819
  Unrealized gain on available-for-sale securities, net                  102                   ------
  Cumulative translation adjustment                                     (505)                      56
                                                                 ---------------------------------------
Total stockholders' equity                                           549,727                  414,531
                                                                 ---------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $939,434                 $561,975
                                                                 =======================================

   The accompanying notes are an integral part of these financial statements.


                       INTEGRATED DEVICE TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                                              FISCAL YEAR ENDED
                                                                           -----------------------
                                                              MARCH 31,            APRIL 2,              APRIL 3,
                                                                1996                1995                   1994
                                                           ----------------------------------------------------------

Revenues                                                       $679,497             $422,190              $330,462

Cost of revenues                                                293,695              179,652               159,627
                                                           ----------------------------------------------------------
Gross profit                                                    385,802              242,538               170,835
                                                           ----------------------------------------------------------
Operating expenses:
  Research and development                                      133,317               78,376                64,237
  Selling, general and administrative                            88,752               64,647                54,329
                                                           ----------------------------------------------------------
Total operating expenses                                        222,069              143,023               118,566
                                                           ----------------------------------------------------------
Operating income                                                163,733               99,515                52,269

Interest expense                                                 (9,269)              (3,298)               (5,165)

Interest income and other, net                                   19,432                8,186                 3,102
                                                           ----------------------------------------------------------
Income before provision for income taxes                        173,896              104,403                50,206

Provision for income taxes                                       55,647               26,101                10,041
                                                           ----------------------------------------------------------
Income before extraordinary item                                118,249               78,302                40,165
Extraordinary item:
  Gain from early extinguishment of debt (net of
     tax provision of  $904)                                      1,921
                                                           ----------------------------------------------------------
Net income                                                     $120,170              $78,302               $40,165
                                                           ==========================================================

Primary earnings per share:
  Income before extraordinary item                                $1.44                $1.05                 $0.61
                                                           ==========================================================
  Net income                                                      $1.47                $1.05                 $0.61
                                                           ==========================================================

Fully diluted earnings per share:
  Income before extraordinary item                                $1.42                $1.04                 $0.60
                                                           ==========================================================
  Net income                                                      $1.44                $1.04                 $0.60
                                                           ==========================================================
 Weighted average shares of common stock
 and common stock equivalents:
   Primary                                                       81,897               74,765                66,232
                                                           ==========================================================
   Fully diluted                                                 87,753               75,426                67,260
                                                           ==========================================================

   The accompanying notes are an integral part of these financial statements.


                       INTEGRATED DEVICE TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                       FISCAL YEAR ENDED
                                                                  -----------------------------
                                                           MARCH 31,          APRIL 2,         APRIL 3,
                                                             1996              1995              1994
                                                         -------------------------------------------------
Operating activities:
  Net income                                                $120,170           $78,302           $40,165
  Adjustments:
    Depreciation and amortization                             53,782            38,816            37,594
    Provision for losses on accounts receivable                2,536               299               476
    Gain from  early  extinguishment  of debt                 (1,921)
Changes  in  assets  and  liabilities:
      Accounts receivable                                    (14,456)          (31,630)            2,071
      Inventory                                               (9,171)           (7,604)           (2,618)
      Deferred tax assets                                     (7,719)            3,081           (10,897)
      Other assets                                           (12,514)           (6,226)           (1,247)
      Accounts payable                                        39,651            23,889               106
      Accrued compensation and related expense                 6,348             6,361             9,799
      Deferred income on shipments to distributors             8,977             4,756             7,142
      Income taxes payable                                    12,004             7,605            11,574
      Other accrued liabilities                                3,228            (1,846)            5,885
                                                         -------------------------------------------------
  Net cash provided by operating activities                  200,915           115,803           100,050
                                                         -------------------------------------------------
Investing activities:
    Purchases of property, plant and equipment              (287,491)          (94,717)          (37,412)
    Purchases of short-term investments                     (215,097)          (96,499)          (40,221)
    Proceeds from sales of short-term investments            200,618            38,425             8,747
    Purchases of investments collateralizing
       facility lease                                        (57,333)          (10,449)
                                                         -------------------------------------------------
  Net cash used for investing activities                    (359,303)         (163,240)          (68,886)
                                                         -------------------------------------------------
Financing activities:
    Issuance of common stock, net                              6,608           103,549            55,337
    Proceeds from issuance of convertible subordinated
          notes, net of issuance costs                       196,721
    Proceeds from borrowings                                                                       2,731
    Payment on capital leases and early extinguishment of
         convertible subordinated notes                      (17,924)          (14,391)          (23,271)
                                                         -------------------------------------------------
  Net cash provided by financing activities                  185,405            89,158            34,797
                                                         -------------------------------------------------

Net  increase in cash and cash equivalents                    27,017            41,721            65,961

Cash and cash equivalents at beginning of period             130,211            88,490            22,529
                                                         -------------------------------------------------
Cash and cash equivalents at end of period                  $157,228          $130,211           $88,490
                                                         =================================================

Supplemental disclosure of cash flow information:
    Interest paid                                             $7,457            $2,698            $4,713
    Income taxes paid                                         54,616            13,901             9,163


   The accompanying notes are an integral part of these financial statements.


                       INTEGRATED DEVICE TECHNOLOGY, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (In thousands, except share data)

                                                                 ADDITIONAL           CUMULATIVE     UNREALIZED          TOTAL
                                               COMMON STOCK       PAID-IN   RETAINED  TRANSLATION     GAIN ON        STOCKHOLDERS'
                                             SHARES     AMOUNT    CAPITAL   EARNINGS  ADJUSTMENT  SECURITIES, NET       EQUITY
                                             -------------------------------------------------------------------------------------
Balance,  March 28,  1993                    56,755,442  $  56    $ 93,703  $24,352    $   (351)   $      -           $  117,760
  Issuance of common stock                    4,055,662      4       9,239                                                 9,243
  Issuance of common stock at $7.855 per
    share, pursuant to public offering,  net
    of expenses of  $366                      6,000,000      6      46,758                                                46,764
  Tax benefits of stock option transactions                         10,488                                                10,488
  Translation adjustment                                                                    (53)                             (53)
  Net income                                                                 40,165                                       40,165
                                             -------------------------------------------------------------------------------------

Balance,  April 3,  1994                     66,811,104     66     160,188   64,517        (404)          -              224,367
  Issuance of common stock                    1,778,164      2       5,986                                                 5,988
  Issuance of common stock at $12.8375  per
    share, pursuant to public offering,  net
    of expenses of  $261                      7,620,000      8      97,553                                                97,561
  Tax benefits of stock option transactions                          7,853                                                 7,853
  Translation adjustment                                                                    460                              460
  Net income                                                                 78,302                                       78,302
                                             -------------------------------------------------------------------------------------

Balance,  April 2, 1995                      76,209,268     76     271,580  142,819          56            -             414,531
  Issuance of common stock                    1,287,565      1       6,607                                                 6,608
  Tax benefits of stock option transactions                          8,877                                                 8,877
  Translation adjustment                                                                   (561)                            (561)
  Unrealized gain on available-for-sale
      securities, net                                                                                     102                102
  Net income                                                                120,170                                      120,170
                                             -------------------------------------------------------------------------------------

Balance,  March 31, 1996                     77,496,833  $  77    $287,064 $262,989    $   (505)    $     102           $549,727
                                             =====================================================================================

   The accompanying notes are an integral part of these financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year. The Company's fiscal year ends on the Sunday nearest March 31. Fiscal years 1995 and 1996 each included 52 weeks. The fiscal year ended April 3, 1994 was a 53-week year. The fiscal year-end of certain of the Company's foreign subsidiaries is March 31, and the results of their operations as of their fiscal year end have been combined with the Company's. Transactions during the intervening period in 1995 and 1994 were not significant.

Consolidation. The consolidated financial statements include the accounts of Integrated Device Technology, Inc. (IDT or the Company) and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Cash, Cash Equivalents and Short-term Investments. Cash equivalents are highly liquid investments with original maturities of three months or less at the time of acquisition or with guaranteed on-demand buy-back provisions. Short-term investments are valued at amortized cost, which approximates market.

The Company's investments are classified as available-for-sale as of March 31, 1996 and April 2, 1995. Investment securities classified as available-for-sale are measured at market value and net unrealized gains or losses are recorded as a separate component of stockholders' equity until realized. Any gains or losses on sales of investments are computed based upon specific identification. As of March 31, 1996, gross realized and unrealized gains and losses on investments available for sale were not material. Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates the classification at each reporting date.

Available-for Sale Securities
(in thousands)                               March 31, 1996   April 2, 1995
                                             ------------------------------

U.S.Government agency securities             $    47,096      $  25,813
State and local governments                      142,933         94,345
Corporate securities                              56,898         73,160
Others                                            10,969          8,215
                                             ------------     -----------
Total debt and equity securities                 257,896        201,533
Less cash equivalents                           (153,850)      (110,108)
                                             ------------     -----------
Short-term investments                       $   104,046      $  91,425
                                             ============     ============

Short-term investments of $65,992,000 mature in less than one year and $38,054,000 have maturities between one and four years.

Inventory. Inventory is stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market. Market is based upon estimated realizable value reduced by normal gross margin. Inventory at March 31, 1996 and April 2, 1995 was:

(in thousands)                               March 31, 1996   April 2, 1995
                                             ------------------------------

Raw materials                                  $ 5,171           $  4,404
Work-in-process                                 22,538             16,977
Finished goods                                  18,921             16,078
                                               -------           ---------

                                               $46,630           $ 37,459
                                               =======           =========

Property, Plant and Equipment. Property, plant and equipment are stated at cost. Depreciation is computed for property, plant and equipment using the straight-line method over estimated useful lives of the assets. Leasehold improvements and leasehold interests are amortized over the shorter of the estimated useful lives of the assets or the remaining term of the lease. Accelerated methods of depreciation are used for tax computations. Property, plant and equipment at March 31, 1996 and April 2, 1995 were:

(in thousands)                                    March 31, 1996   April 2, 1995
                                                  ------------------------------

Land                                                $  11,920       $  6,076
Machinery and equipment                               585,011        332,680
Building and leasehold improvements                    48,820         40,576
Construction-in-progress                               15,167          5,553
                                                    ----------      ----------
                                                      660,918         384,885
Less accumulated depreciation and amortization       (245,704)       (206,105)
                                                    ----------      ----------
                                                    $ 415,214       $ 178,780
                                                    ==========      ==========

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

Income Taxes. The Company accounts for income tax in accordance with a liability approach.

Net Income Per Share. Primary net income per common share is computed using the weighted average number of common shares and the dilutive effects of common stock equivalent shares outstanding during the period. Common stock equivalent shares include shares issuable under the Company's stock option plans. Fully diluted net income per share is computed by adjusting the primary shares outstanding and net income for the potential effect of the conversion of the 5.5% Convertible Subordinated Notes (Note 5) outstanding during the period and the elimination of the related interest and deferred issue costs (net of income taxes).

Translation of Foreign Currencies. Accounts denominated in foreign currencies have been translated in accordance with SFAS 52. The functional currency for the Company's sales operations is the applicable local currency, with the exception of the Hong Kong sales subsidiary whose functional currency is the U.S. dollar. For subsidiaries whose functional currency is the local currency, gains and losses resulting from translation of these foreign currency financial statements into U.S. dollars are accumulated in a separate component of stockholders' equity. For the Malaysian and Philippines manufacturing subsidiaries and the Hong Kong sales subsidiary, where the functional currency is the U.S. dollar, gains and losses resulting from the process of remeasuring foreign currency financial statements into U.S. dollars are included in income. The effect of foreign currency exchange rate fluctuations have not been material.

Fair Value Disclosures of Financial Instruments. Fair values of cash and cash equivalents, short-term investments and short-term debt approximate cost due to the short period of time until maturity. Fair values of long-term investments, long-term debt and currency forward contracts are based on quoted market prices or pricing models using current market rates.

Concentration of Credit Risk and Off-Balance-Sheet Risk. The Company markets high-speed integrated circuits to OEMs and distributors primarily in the United States, Europe and the Far East. The Company performs on-going credit evaluations of its customers' financial condition and limits the amount of credit extended when deemed necessary but generally does not require collateral. Management believes that any risk of loss is significantly reduced due to the diversity of its products, customers and geographic sales areas. The Company maintains a provision for potential credit losses, and write-offs of accounts receivable were insignificant in each of the three years ended March 31, 1996.

One distributor's receivable balance represented 10% and 6% of total accounts receivable at March 31, 1996, and April 2, 1995, respectively. One OEM's receivable represented 7% and 16% of total accounts receivable at March 31, 1996 and April 2, 1995, respectively. If the financial condition and operations of this distributor or OEM deteriorate below critical levels, the Company's operating results could be adversely affected.

Industry Risk.

Products and Markets. The Company operates in predominantly one industry segment (Note 12) within the semiconductor industry. The semiconductor industry is highly cyclical and has been subject to significant downturns at various times that have been characterized by diminished product demand, production over capacity and accelerated erosion of average selling prices. Therefore, the average selling price the Company receives for industry standard products is dependent upon industry-wide demand and capacity, and such prices have historically been subject to rapid change.

Materials. The Company's manufacturing operations depend upon obtaining adequate raw materials. The number of vendors of certain raw materials, such as silicon wafers, ultra-pure metals and certain chemicals and gases, is very limited. The Company's results of operations would be adversely affected if it were unable to obtain adequate supplies of raw materials in a timely manner or if there were significant increases in the costs of raw materials.

Employee Stock Plans. The Company accounts for its stock options plans and its employee stock purchase plan in accordance with provisions of the Accounting Principles Board's Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees". In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company intends to continue to apply APB No. 25 for purposes of determining net income and to adopt the pro forma disclosure requirements in fiscal 1997.

Use of estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates, although such differences are not expected to be material to the financial statements.

Stock dividend and reclassifications. On August 2, 1995, the Company announced a two-for-one stock split of its common stock in the form of a 100% stock dividend payable to stockholders of record as of August 25, 1995. On or about September 15, 1995 stockholders received certificates representing one additional share for every share held. The Company's par value of $0.001 per share remained unchanged. Historical share and per share amounts have been restated to reflect retroactively the stock dividend.

Certain reclassifications have been made to prior year balances, none of which affected results of operations, to present the financial statements on a consistent basis.

NOTE 2--DERIVATIVE FINANCIAL INSTRUMENTS

The Company has foreign subsidiaries which operate and sell or manufacture the Company's products in various global markets. As a result, the Company is exposed to changes in foreign currency exchange rates. The Company primarily utilizes forward exchange contracts to hedge against the short-term impact of foreign currency fluctuations on certain assets or liabilities denominated in foreign currencies. The total amount of these contracts is offset by the underlying assets denominated in foreign currencies. The gains or losses on these contracts are included in income as the exchange rates change. Management believes that these forward contracts do not subject the Company to undue risk due to foreign exchange movements because gains and losses on these contracts are offset by losses and gains on the underlying asset and transactions being hedged. These forward exchange contracts are considered identifiable hedges and realized and unrealized gains and losses are deferred until settlement of the underlying commitments. At March 31, 1996 deferred gains and losses are not material.


Foreign exchange hedge positions which include buy and sell positions, generally with maturities of less than three months are as follows:

                                            March 31, 1996                                  April 2, 1995
                                    ----------------------------------------    -------------------------------------
                                            Buy               Sell                      Buy               Sell
(in thousands of U.S. dollars)
Japanese Yen                         $                $        14,569            $        1,898       $      10,357
British Pound Sterling                                          2,561                                           992
Malaysian Ringgits                          5,271               2,214                     2,003               3,022
Others                                                                                                          211
                                            -----              ------                    ------              ------
                                     $      5,271     $        19,344            $        3,901       $      14,582
                                            =====              ======                    ======              ======

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

NOTE 3--OTHER ASSETS--INTANGIBLES

During fiscal 1993, IDT entered into various royalty-free patent cross-license agreements. The patents licenses granted to IDT under these agreements have been recorded at their cost of approximately $8,200,000 and are being amortized on a straight-line basis over five years. The amortization relating to patents licenses was $1,647,000 in each of fiscal years 1996, 1995 and 1994.

NOTE 4--LONG-TERM LEASE OBLIGATIONS

         The Company leases certain equipment under long-term leases or finances purchases of equipment under bank financing agreements. Leased assets and assets pledged under financing agreements which are included under property, plant and equipment are as follows:

(in thousands)                                 March 31, 1996    April 2, 1995
                                               --------------    -------------
Machinery and equipment                          $ 17,296           $ 39,316
Less accumulated depreciation and amortization    (13,233)           (27,396)
                                                  --------           --------
                                                 $  4,063           $ 11,920
                                                  ========           ========
The capital lease agreements and equipment financings are collateralized by the related leased equipment and contain certain restrictive covenants.

Future minimum payments under capital leases and equipment financing agreements, at varying interest rates (4.7%-10.5%) are as follows:

                  FISCAL YEAR                                   (in thousands)

                  1997                                          $        3,312
                  1998                                                   1,629
                  1999                                                       3
                                                                         -----
                   Total minimum payments                                4,944
                  Less interest                                          (340)
                                                                         -----
                  Present value of net minimum payments                  4,604
                  Less current portion                                  (3,047)
                                                                         -----
                                                                 $       1,557
                                                                         =====

NOTE 5--LONG-TERM DEBT

Long-term debt consists of the following:
(in thousands)                                   March 31, 1996    April 2, 1995
                                                 --------------    -------------
Mortgage payable bearing interest at 9.625%
 due in monthly installments of $142,000
 including interest through April 1, 2005
 The note is secured by property and
 improvements in San Jose, California            $  10,238          $  10,922

Less current portion                                  (752)              (684)
                                                    -------            -------
                                                 $   9,486          $  10,238
                                                    =======            =======

Principal payments required in the next five years and beyond are as follows (in thousands): $752 (1997), $828 (1998), $911 (1999), $1,003 (2000) and $6,744
(2001 and beyond).

In fiscal 1996, the Company capitalized $2,983,000 of interest expense ($152,000 in fiscal year 1995) in connection with the construction of the Hillsboro, Oregon plant.

During fiscal 1993, IDT recorded a long-term obligation in connection with the dismissal of certain litigation and entered into a patent cross-license agreement. The present values of the amount due at the end of the license term were $7,073,000 and $7,581,000 at March 31, 1996 and April 2, 1995,
respectively. In both fiscal years, these amounts payable have been reduced by an amount of royalty income pursuant to certain guaranteed revenues realized on sales of IDT's products. The Company is accreting $1,620,000 in future interest charges, reflecting an 8% discount rate, from the recorded amount at March 31, 1996 to the amount due at the end of the term using the effective interest method.

In May 1995, the Company issued $201.3 million of 5.5% Convertible Subordinated Notes (the "Notes"), due 2002. The Notes are subordinated to all existing and future senior debt and are convertible into shares of the Company's common stock at a conversion rate of $28.625 per share and are redeemable at the option of the Company in whole or in part at any time on or after June 2, 1998 at 102.75% initially and thereafter at prices declining to 100% at maturity plus accrued interest. Each holder of these Notes has the right, subject to certain conditions and restrictions, to require the Company to offer to repurchase all outstanding Notes, in whole or in part, owned by such holder, at specified repurchase prices plus accrued interest upon the occurrence of certain events and in certain circumstances. The costs incurred in connection with the offering ($4,600,000) have been netted against the Notes balance in the consolidated balance sheet and are being amortized over the 7-year term of the Notes using the straight-line method which approximates the effective interest method. Interest on the Notes is payable semi-annually on June 1 and December 1 commencing December 1, 1995. Based upon quoted market prices, the fair value of the Notes was approximately $152,725,000 at March 31, 1996.

In January 1996, the Company retired $15 million of the Notes at a cost of approximately $12 million resulting in an extraordinary gain. The gain, net of tax and deferred issue costs, has been recorded as an extraordinary item in the Company's consolidated financial statements for the twelve months ending March 31, 1996. The per share amount of the gain on early retirement of debt, net of related income tax effect, was $0.02 in fiscal 1996.

NOTE 6--LINES OF CREDIT

         The Company's Malaysian subsidiary has unsecured revolving lines of credit that allow borrowings up to $2,600,000 with three local banks. These lines have no expiration dates. At March 31, 1996 there were no outstanding borrowings against these lines. The borrowing rates for these lines are incurred at the local bank's cost of funds plus 0.75% to 1% (8.6%-8.7% on March 31, 1996).

         In fiscal 1996, the Company's Japanese subsidiary had a secured revolving line of credit that allowed borrowings of up to approximately $2,800,000. The line of credit automatically extends until the Company requests termination. As of March 31, 1996, no amounts were outstanding under this line of credit. The borrowing rate for this line of credit is the local bank's short-term prime rate existing at the borrowing date. At March 31, 1996 this short-term borrowing rate was 1.63%.

         The Company also has foreign exchange facilities with several banks that allow the Company to enter into foreign exchange contracts of up to $115,000,000, of which $94,761,000 was available at March 31, 1996.

NOTE 7--COMMITMENTS

Lease Commitments. The Company leases most of its administrative and manufacturing facilities under operating lease agreements which expire at various dates through 2005. One facility is leased from a shareholder and director. The Company recorded rental expense for the facility leased from the shareholder and director of $1,058,000, $1,527,000 and $1,396,000 in fiscal 1996, 1995 and 1994, respectively. During fiscal 1995, this lease was renewed through June 2005. On March 8, 1996, the Company entered into an agreement to purchase this facility for a purchase price of approximately $8,509,000 in a transaction structured as a tax-free stock exchange. The following rent commitments table has not been adjusted to reflect this transaction as the details have not been finalized.

In fiscal 1995, the Company entered into a five-year $60 million (revised to $64 million in fiscal 1996) Tax Ownership Lease transaction to lease the wafer fabrication facility in Hillsboro, Oregon. This lease requires monthly payments which vary based on the London Interbank Offered Rate (LIBOR) plus 0.3% (5.77% at March 31, 1996). This lease also provides the Company with the option of either acquiring the building at its original cost or arranging for the building to be acquired at the end of the respective lease term. The Company's obligations under the lease are secured by a trust deed on the building and collateralized by cash and/or investments (restricted securities) up to 105% of the lessor's construction costs until the building was completed in fiscal 1996 and 85% thereafter. Restricted securities, included in other non-current assets, collateralizing this lease were $67,782,000 at March 31, 1996 and $10,500,000 at April 2, 1995. The Company is also contingently liable under a first-loss clause for up to 85% of the construction costs of the building. In addition, the Company must maintain compliance with certain financial covenants. Management believes that this contingent liability will not have a material adverse effect on the Company's financial position or results of operations.

The aggregate minimum rent commitments under all operating leases, including the Hillsboro facility, which began in January 1996 at approximately $3,700,000 per year, are as follows:

                  (FISCAL YEAR)                       (IN THOUSANDS)
                  1997                                $        8,040
                  1998                                         8,140
                  1999                                         7,939
                  2000                                         7,001
                  2001                                         3,356
                  2002 and thereafter                          4,002
                                                               -----
                                                      $        38,478
                                                               ======

Rent expense for the years ended March 31, 1996, April 2, 1995 and April 3, 1994 totaled approximately $4,552,000, $3,326,000 and $3,488,000 respectively.

As of March 31, 1996, two secured standby letters of credit were outstanding totaling $8,235,000. One letter of credit is held in connection with the Company's workers compensation insurance and matures on January 28, 1997. The other letter of credit is required for international purchases and expires on June 10, 1996.

As of March 31, 1996, the Company had commitments of $52 million for equipment purchases and $9.8 million for the construction of buildings.



NOTE 8--SALE OF COMMON STOCK

In December 1994, the Company completed a public offering of 7,620,000 shares of its Common Stock and received net proceeds of $97,600,000.

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

During January 1996, employees and officers holding options to purchase 6,752,351 shares of the Company's common stock were offered the opportunity to cancel options in exchange for grants of new options, with certain restrictions and limitations, at the then current market price. Under the terms of the program, 6,090,334 shares were exchanged and are reflected in the grant and cancellation activity for fiscal 1996.


Activity under the plans is summarized as follows:


                                                                 Options Outstanding
                                                                 ------------------------------------------------
                                                Available                                                          Aggregate
                                              for Issuance              Number             Price per Share           Price
                                              -------------------------------------------------------------------------------------

Balance, March 28, 1993                         1,940,214             10,393,798          $ 1.625 - $  6.0625     $ 21,245,000
   Additional authorization                     1,950,000
   Granted                                     (3,700,468)             3,700,468          $ 3.50  - $ 12.6875       26,599,000
   Surrendered, canceled or expired               568,020               (574,846)         $ 1.625 - $ 11.0625       (1,738,000)
   Exercised                                                          (3,561,226)         $ 1.625 - $  8.8125       (6,695,000)
                                              -----------             ----------                                   ------------
Balance, April 3, 1994                            757,766              9,958,194          $ 1.625 - $ 12.6875        39,411,000
   Additional authorization                     3,350,000
   Granted                                     (3,024,112)             3,024,112          $ 8.25  - $ 19.844         41,595,000
   Surrendered, canceled or expired               574,024               (567,202)         $ 1.625 - $ 19.844         (4,903,000)
   Exercised                                                          (1,477,158)         $ 1.625 - $ 14.0625        (3,529,000)
                                              -----------             ----------                                   ------------
Balance, April 2, 1995                          1,657,678             10,937,946          $ 1.625 - $ 19.844         72,574,000
   Additional authorization                     4,000,000
   Granted                                    (10,907,337)            10,907,337          $ 9.875 - $ 32.75         156,026,000
   Surrendered, canceled or expired             6,789,906             (6,789,906)         $ 1.625 - $ 32.0625      (121,662,000)
   Exercised                                                          (1,034,261)         $ 1.625 - $ 18.9375        (2,955,000)
                                              -----------             ----------                                   ------------
Balance, March 31, 1996                         1,540,247             14,021,116          $ 1.625 - $ 32.0625       103,983,000
                                              ===========             ==========                                   ============
Exercisable at March 31, 1996                                          4,120,357          $ 1.625 - $ 19.844       $ 12,485,000
                                                                      ==========                                   ============

Stock Purchase Plan. The Company has a stock purchase plan under which employees and officers may purchase shares of the Company's common stock. The purchase price at which shares may be purchased under this plan is 85% of the lower of the fair market value on the first or last day of each quarterly plan period. As of March 31, 1996 and April 2, 1995, 3,435,714 and 3,189,810 shares, respectively, had been purchased by employees, net of repurchases by the Company, under the terms of the plan agreements. At March 31, 1996, 614,286 shares were reserved and available for issuance under this plan.

Stockholder Rights Plan. In February 1992, the Board approved certain amendments to the Company's Stockholder Rights Plan. Under the plan, the Company declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of common stock. As a result of a two-for-one stock dividend in September 1995, the number of Rights associated with each share of Common Stock was adjusted proportionately to one-half of a Right per share of Common Stock. Each Right entitles the holder, under certain circumstances, to purchase common stock of the Company with a value of twice the exercise price of the Right. In addition, the Board of Directors may, under certain circumstances, cause each Right to be exchanged for one share of common stock or substitute consideration. The Rights are redeemable by the Company and expire in 1998.

NOTE 10--EMPLOYEE BENEFITS PLANS

The Profit Sharing Plan is available to all employees who have at least six months of service with the Company. Under this plan, all eligible IDT employees will receive profit sharing contributions of 7% of pre-tax earnings in cash, and an additional 1% of pre-tax earnings, is divided equally among all domestic employees and contributed to the Company's 401(k) plan. Administrative expenses are netted against the Profit Sharing Plan contribution. The cash contributions for the years ended March 31, 1996, April 2, 1995 and April 3, 1994 for this plan were $14,056,000, $8,360,000 and $5,128,000 respectively.

The Company pays an annual cash bonus to certain executive officers and other key employees based on the pre-tax earnings of the Company and the employee's individual performance. Prior to fiscal 1996 the aggregate amount of all bonuses paid for any single fiscal year was up to 6% of pre-tax profits for the year. During fiscal 1996, the amount accrued under the bonus plan was 6% of operating income less a factor for the percent change in the Company's income tax provision rate over the prior year. The performance bonus recorded for the years ended March 31, 1996, April 2, 1995 and April 3, 1994 for this plan were $9,136,000, $6,264,000 and $ 3,012,000 respectively.

NOTE 11  INCOME TAXES

The components of income before provision for income taxes are as follows:

                                                                March 31,     April 2,      April 3,
(in thousands)                                                    1996          1995          1994
                                                               -----------   -----------   ----------
  United States                                              $    161,209  $     96,524  $    44,808
  Foreign                                                          12,687         7,879        5,398
                                                               -----------   -----------   ----------
                                                             $    173,896  $    104,403  $    50,206
                                                               ===========   ===========   ==========

The provisions for income taxes consist of the following:
                                                                March 31,     April 2,      April 3,
(in thousands)                                                    1996          1995          1994
                                                               -----------   -----------   ----------
Current income taxes:
  United States                                              $     63,829  $     21,164  $    14,699
  State                                                             1,517         3,902        4,039
  Foreign                                                           2,293           668          798
                                                               -----------   -----------   ----------
                                                                   67,639        25,734       19,536
                                                               -----------   -----------   ----------
Deferred (prepaid) income taxes:
  United States                                                   (11,340)         (182)      (5,379)
  State                                                              (652)          549       (4,116)
                                                               -----------   -----------   ----------
                                                                  (11,992)          367       (9,495)
                                                               -----------   -----------   ----------
Provision for income taxes                                   $     55,647  $     26,101  $    10,041
                                                               ===========   ===========   ==========


Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of deferred assets and liabilities are as follows:

                                                       March 31,     April 2,
(in thousands)                                           1996          1995
                                                      -----------   -----------
Deferred tax assets:
Deferred income on shipments to distributors        $     12,289  $      8,768
Non-deductible accruals and reserves                      16,208         8,980
Capitalized inventory and other expenses                   9,694         5,817
Other                                                        521         1,358
                                                      -----------   -----------
Total deferred tax assets                                 38,712        24,923
                                                      -----------   -----------
Deferred tax liabilities:
Depreciation                                              (9,367)       (7,570)
                                                      -----------   -----------
Total deferred tax liabilities                            (9,367)       (7,570)
                                                      -----------   -----------
Net deferred tax assets                             $     29,345  $     17,353
                                                      ===========   ===========


The provisions for income taxes differ  from the amount computed by applying the
U.S.  statutory income tax rate of 35% to income before the provision for income taxes as follows:
                                                       March 31,     April 2,      April 3,
(in thousands)                                           1996          1995          1994
                                                      -----------   -----------   ----------
Provision at U.S. statutory rate                    $     60,864  $     36,541  $    17,572
Earnings of foreign subsidiaries considered
  permanently reinvested, less foreign taxes              (2,327)       (2,444)        (951)
General business credits                                  (1,994)       (6,504)      (2,710)
Tax rate differential                                          0             0       (1,167)
State tax, net of federal benefit                            865         3,245        3,558
Valuation allowance                                            0        (2,337)      (6,108)
Other                                                     (1,761)       (2,400)        (153)
                                                      -----------   -----------   ----------
Provision for income taxes                          $     55,647  $     26,101  $    10,041
                                                      ===========   ===========   ==========

The Company's Malaysian subsidiary operated under a tax holiday which extended through July, 1993. Management believes it is likely that carryovers of depreciation from the tax holiday period along with expected additional depreciation grants will defer the time when the Malaysian subsidiary will first begin to pay local income taxes on operating income until after its year ended March 31, 1996.

The Company's intention is to permanently reinvest its earnings in all of its foreign subsidiaries, except for its German subsidiary, Integrated Device Technology GMBH. Accordingly, U.S. taxes have not been provided on approximately $38,673,085 of unremitted earnings, of which approximately $32,495,430 were earned by the Company's Malaysian subsidiary. Upon distribution of those earnings in the form of dividends or otherwise, the Company will be subject to both U.S. income taxes and various foreign country withholding taxes.

NOTE 12--INDUSTRY SEGMENT, FOREIGN OPERATIONS AND SIGNIFICANT CUSTOMERS

IDT operates predominantly in one industry segment. The Company designs, develops, manufactures and markets a broad range of high-performance semiconductor products for the communications, desktop computer, office automation and workstation/server markets using advanced CMOS (Complimentary Metal Oxide Silicon) process technology. The Company offers products in four product families; SRAM components and modules, specialty memory products, logic circuits and RISC microprocessors and subsystems. During fiscal 1994, two of the Company's national distributors became one entity. Sales through a national distributor accounted for 11%, 13% and 15% of net revenues for fiscal 1996, 1995 and 1994 respectively. Additionally, one OEM customer accounted for 12% of net revenues in fiscal 1996.

Major operations outside the United States include manufacturing facilities in Malaysia and sales subsidiaries in Japan, the Pacific Rim, and throughout Europe. At March 31, 1996, and April 2, 1995 total liabilities for operations outside of the United States were $34,475,000 and $42,065,000, respectively.


The following is a summary extract of IDT's foreign operations by geographic areas for fiscal 1996, 1995 and 1994:

                                                           TRANSFERS
                                          SALES TO          BETWEEN                           OPERATING
                                        UNAFFILIATED      GEOGRAPHIC                            INCOME         IDENTIFIABLE
                                         CUSTOMERS           AREAS           NET REVENUES       (LOSS)            ASSETS

(in thousands)
Fiscal year ended March 31, 1996
  United States                          $ 404,994         $ 150,769          $555,763          $149,206         $574,287
  Japan                                     72,530                              72,530             3,405           21,482
  Europe                                   144,154                             144,154            39,274           28,478
  Asia-Pacific                              57,819            46,870           104,689             8,466           72,703
  Eliminations                                              (197,639)         (197,639)               89          (42,633)
  Corporate                                                                                      (36,707)         285,117
                                         --------------------------------------------------------------------------------
 Consolidated                            $ 679,497         $     --           $679,497          $163,733         $939,434
                                         ================================================================================

Fiscal year ended April 2, 1995
  United States                          $ 256,014         $  60,266          $316,280          $111,394         $292,501
  Japan                                     36,974                              36,974               582           11,973
  Europe                                    85,180             7,566            92,746             9,524           30,788
  Asia-Pacific                              44,022            30,929            74,951             5,812           36,855
  Eliminations                                               (98,761)          (98,761)             (217)         (48,797)
  Corporate                                                                                      (27,580)         238,655
                                         --------------------------------------------------------------------------------
 Consolidated                            $ 422,190         $     --           $422,190          $ 99,515         $561,975
                                         ================================================================================

Fiscal year ended April 3, 1994
  United States                          $ 223,600         $  42,500          $266,100          $ 70,788         $197,385
  Japan                                     29,959                              29,959              (257)           8,033
  Europe                                    60,064             3,274            63,338               677            8,182
  Asia-Pacific                              16,839            24,869            41,708             5,146           27,202
  Eliminations                                               (70,643)          (70,643)             (408)         (24,470)
  Corporate                                                                                      (23,677)         133,239
                                         --------------------------------------------------------------------------------
 Consolidated                            $ 330,462      $     --              $330,462          $ 52,269         $349,571
                                         --------------------------------------------------------------------------------


Transfers between geographic areas are accounted for at amounts which are generally above cost and consistent with the rules and regulations of governing tax authorities. Such transfers are eliminated in the consolidated financial statements. Operating income by geographic areas reflect foreign earnings reported by the foreign entities and does not include an allocation of general corporate expenses. Identifiable assets are those assets that can be directly associated with a particular foreign entity and thus do not include assets used for general corporate purposes: cash and cash equivalents, short-term investments and deferred tax assets.


NOTE 13--CROSS-LICENSE AGREEMENT

During fiscal 1993, the Company entered into a 5 year patent cross-license agreement which obligated the payment of an amount of royalties dependent upon the level of the Company's profitability. The maximum royalty under this agreement was accrued in fiscal 1994 and paid during fiscal 1995.

NOTE 14 -- RELATED PARTIES TRANSACTIONS

The Company leases one facility from a shareholder and director of the Company (Note 7). The Company paid rent of $1,266,000 during fiscal 1996, under a lease agreement that was renewed during fiscal 1996 through June 2005, with options to renew for successive five-year periods through 2015. On March 8, 1996, the
Company  entered  into  an  agreement  to  acquire  the  Salinas   facility  for
$8,509,000, with payment in the form of 782,445 unregistered shares of the Company's stock at $10.875 per share.

The Company holds an approximately 37.4% equity interest in Quantum Effect Design, Inc., (QED). A shareholder and director also holds an approximate 3.7% equity interest in QED. During fiscal 1996, the Company paid QED a total of $900,000 for product development and nonrecurring engineering expenses. During fiscal 1996, the Company recorded royalty expense of $2,029,000 to QED.

The Company holds an approximately 14% equity interest in Monolithic System Technology, Inc. (MoSys). An executive officer and director and a shareholder and director of the Company are members of the board of directors of MoSys. The shareholder and director also holds an equity interest of approximately 15% of MoSys. During the year ended March 31, 1996, the Company recorded $1,594,000 of revenues associated with a foundry relationship whereby IDT manufactured DRAM wafers for MoSys.

                 SUPPLEMENTARY FINANCIAL INFORMATION (UNAUDITED)
                         QUARTERLY RESULTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                              Year ended March 31, 1996

                                    First        Second      Third      Fourth
                                   Quarter      Quarter     Quarter     Quarter
                                   --------    --------    --------    --------
Revenues                           $152,195    $178,504    $188,545    $160,253
Gross profit                         87,873     102,785     108,145      86,999
Income before
  extraordinary item                 28,791      34,336      35,535      19,587
Net income                           28,791      34,336      35,535      21,508
Primary earnings per share:
   Income before
     extraordinary item                0.35        0.42        0.44        0.24
   Net income                          0.35        0.42        0.44        0.27
Fully diluted earnings per share:
   Income before
     extraordinary item                0.35        0.40        0.42        0.25
   Net income                          0.35        0.40        0.42        0.27


                                              Year ended April 2, 1995

                                    First       Second      Third       Fourth
                                   Quarter     Quarter     Quarter      Quarter
                                   --------    --------    --------    --------
Revenues                           $95,043     $95,585     $105,765    $125,797
Gross profit                        54,632      55,574       60,528      71,804
Income before
  extraordinary item                16,878      17,006       19,799      24,619
Net income                          16,878      17,006       19,799      24,619
Primary earnings per share:
   Income before
     extraordinary item               0.23        0.24         0.27        0.30
  Net income                          0.23        0.24         0.27        0.30

Fully diluted earnings per share:
   Income before
     extraordinary item               0.23        0.24         0.27        0.30
  Net income                          0.23        0.24         0.27        0.30



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

There is incorporated herein by reference the information required by this Item included in the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended March 31,1996, and the information from the section entitled "Executive Officers of the Registrant" in Part I, Item 4A of this Report.

ITEM 11. EXECUTIVE COMPENSATION

There is incorporated herein by reference the information required by this Item included in the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

There is incorporated herein by reference the information required by this Item included in the Company's Proxy statement for the 1996 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There is incorporated herein by reference the information required by this Item included in the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.           Financial Statements
                  The following consolidated financial statements are included in Item 8:

                  -  Consolidated Balance Sheets at March 31, 1996 and
                       April 2, 1995
                  -  Consolidated  Statements of Operations for each of the
                       three fiscal years in the period ended March 31, 1996
                  -  Consolidated Statements of Cash Flows for each  of the
                       three fiscal years in the period ended March 31, 1996
                  -  Consolidated  Statements of Stockholders' Equity for each of the three fiscal years in the period ended March 31, 1996
                  -  Notes to Consolidated Financial Statements

(a)  2.           Financial Statement Schedules

                  Schedule II - Valuation and Qualifying Accounts

                  All other schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedules, or because the required information is included in the financial statements or notes thereto.

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

3.3*   Certificate  of  Amendment  of  Restated   Certificate  of  Incorporation
       (previously filed as Exhibit 4.3 to the Registration Statement on Form S-8 (File Number 33-63133) filed on October 2, 1995).

3.4* Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock (previously filed as Exhibit 3(a) to the Registration Statement on Form 8 dated March 28, 1989).

3.5* Bylaws dated January 25, 1993 (previously filed as Exhibit 3.4 to Annual Report on Form 10-K for the Fiscal Year Ended March 28, 1993).

4.1* Amended and Restated Rights Agreement dated as of February 27, 1992, between the Company and The First National Bank of Boston (previously filed as Exhibit 4.1 to Current Report on Form 8-K dated February 27,
       1992).

4.2* Amendment dated September 29, 1995 to the Rights Agreement (previously filed as Exhibit 4.2 to Amendment No. 2 to the Registration Statement on Form 8-A filed October 19, 1995).

4.3* Form of Indenture between the Company and The First National Bank of Boston, as Trustee, including Form of Notes (previously filed as Exhibit
       4.6 to the S-3 Registration Statement (File number 33-59443).

10.1* Lease for 1566 Moffet Street, Salinas, California, dated June 28, 1985 between the Company and Carl E. Berg and Clyde J. Berg, dba Berg & Berg Developers (previously filed as Exhibit 10.7 to Form S-1 Registration Statement (File No. 33- 3189)).

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

10.6* Amended and Restated 1984 Employee Stock Purchase Plan(previously filed as Exhibit 10.16 to the Quarterly Report on Form 10-Q for the Fiscal Quarter Ended October 2, 1994).**

10.7* 1994 Stock Option Plan, as amended through May 3, 1995 (previously filed as Exhibit 4.8 to the Registration Statement on Form S-8 (File Number 33-63133) filed on October 2, 1995).**

10.8* 1994 Directors Stock Option Plan and related documents(previously filed as Exhibit 10.18 to the Quarterly Report on Form 10-Q for the Fiscal Quarter Ended October 2, 1994).**

10.9* Form of Indemnification Agreement between the Company and its directors and officers (previously filed as Exhibit 10.68 to Annual Report on Form 10-K for the Fiscal Year Ended April 2, 1989).**

10.10* Manufacturing,  Marketing and Purchase  Agreement between the Company and
       MIPS Computer Systems, Inc. dated January 16, 1988 (previously filed as Exhibit to Annual Report on Form 10-K for the Fiscal Year Ended March 29,
       1992) (Confidential Treatment Granted).

10.11* Preferred  Stock  Purchase  Agreement  dated  January  14, 1992 among the
       Company, Berg & Berg Enterprises, Inc. and Quantum Effect Design, Inc. (previously filed as Exhibit 10.13 to Annual Report on Form 10-K for the Fiscal Year Ended March 29, 1992).

10.12* Patent License Agreement  between the Company and American  Telephone and
       Telegraph Company ("AT&T") dated May 1, 1992 (previously filed as Exhibit
       19.1 to  Quarterly  Report on Form 10-Q for the  Quarter  Ended  June 28,
       1992) (Confidential Treatment Granted).

10.13* Patent License Agreement dated September 22, 1992 between the Company and
       Motorola, Inc. (previously filed as Exhibit 19.1 to Quarterly Report on Form 10Q for the Quarter Ended September 27, 1992) (Confidential Treatment Granted).

10.14* Agreement  between  the  Company  and  Texas   Instruments   Incorporated
       effective December 10, 1992, including all related exhibits, among others, the Patent Cross-License Agreement and the OEM Purchase Agreement (previously filed as Exhibit 19.1 to Quarterly Report on Form 10-Q for the Quarter Ended December 27, 1992) (Confidential Treatment Granted).

10.15* Series A Preferred  Stock  Purchase  Agreement  dated July 16,1992  among
       Monolithic System Technology, Inc. and certain purchasers (previously filed as Exhibit 10.12 to the Quarterly Report on Form 10-Q for the Fiscal Quarter Ended October 2, 1994).

10.16* Series B  Preferred  Stock  Purchase  Agreement  dated  March  1994 among
       Monolithic System Technology, Inc. and certain purchasers (previously filed as Exhibit 10.13 to the Quarter Report on Form 10-Q for the Fiscal Quarter Ended October 2, 1994).

10.17* Series C Preferred  Stock  Purchase  Agreement  dated June 13,1994  among
       Monolithic System Technology, Inc. and certain purchasers (previously filed as Exhibit 10.14 to the Quarterly Report on Form 10-Q for the Fiscal Quarter Ended October 2, 1994).

10.18* Domestic Distributor Agreement between the Company and Wyle Laboratories,
       Inc. Electronic Marketing Group dated as of April 15, 1994 (previously filed as Exhibit 10.15 to the Quarterly Report on Form 10-Q for the Fiscal Quarter Ended October 2, 1994).

10.19* Lease  Extension  and  Modification  Agreement  between  the  Company and
       Baccarat Silicon, Inc. ("Baccarat") dated as of September 1, 1994, relating to 1566 Moffet Street, Salinas, California (previously filed as
       Exhibit 10.16 to the Quarterly Report on Form 10-Q for the Fiscal Quarter Ended October 2, 1994).

10.20* Promissory  Note dated April 28, 1995 between L. Robert  Phillips and the
       Company and related document (previously filed as Exhibit 10.20 to the Annual report on Form 10-K for the Fiscal Year Ended April 2, 1995).**

10.21* Sublease of the Land and Lease of the Improvement by and between Sumitomo
       Bank Leasing and Finance, Inc. and the Company dated January 27, 1995 and related agreements thereto (previously filed as Exhibit 10.21 to the Annual Report on Form 10-K for the Fiscal Year Ended April 2, 1995).

10.22* 1995 Executive Performance Plan (previously filed as Exhibit 10.22 to the
       Quarterly  Report on Form 10-Q for the Fiscal  Quarter  Ended  October 1,
       1995).**

10.23 Letter amending Patent License Agreement between the Company and AT&T dated December 4, 1995 (Confidential Treatment Requested).

10.24 Letter agreement dated March 8, 1996 between the Company and Baccarat regarding the acquisition of Baccarat by the Company.

10.25 Lease dated July 1995 between Integrated Device Technology, Inc. and American National Insurance Company relating to 3250 Olcott Street, Santa Clara, California.

11.0   Statement re:  computation of earnings per share

21.1   Subsidiaries of the Company.

23.1   Consent of Price Waterhouse LLP.

27.1   Financial Data Schedule (EDGAR version only)

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




                                        INTEGRATED DEVICE TECHNOLOGY, INC.
                                                                  Registrant

May 15, 1996                                       By:  /s/ Leonard C. Perham
                                                      Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                                             Title                                  Date

/s/ D. John Carey                    Chairman of the Board                                May 15, 1996
    (D. John Carey)

/s/ Leonard C. Perham                Chief Executive Officer                              May 15, 1996
    (Leonard C. Perham)              and Director (Principal Executive Officer)

/s/ William D. Snyder                Vice President, Chief                                May 15, 1996
    (William D. Snyder)              Financial Officer
                                     (Principal Financial and Accounting Officer)

/s/ Carl E. Berg                     Director                                             May 15, 1996
    (Carl E. Berg)

/s/ John C. Bolger                   Director                                             May 15, 1996
    (John C. Bolger)

/s/ Federico Faggin                  Director                                             May 15, 1996
    (Federico Faggin)


SCHEDULE II

                       INTEGRATED DEVICE TECHNOLOGY, INC.
                        VALUATION AND QUALIFYING ACCOUNTS

                                                 Additions
                                   Balance at    Charged to
                                   Beginning of  Cost and    Recoveries and   Balance at
                                   Period        Expenses    Write-offs       End of Period
(In thousands)


Inventory Lower of Cost or Market Reserve


  Year ended April 3, 1994          $ 2,190      $1,509        $  (2,905)       $  794

  Year ended April 2, 1995          $   794      $  603        $    (760)       $  637

  Year ended March 31, 1996         $   637      $2,866        $    (191)       $3,312


                                 EXHIBIT INDEX

Exhibit No.         Name
----------          ----

10.23 Letter amending Patent License Agreement between the Company and AT&T dated December 4, 1995 (Confidential Treatment Requested).

10.24 Letter agreement dated March 8, 1996 between the Company and Baccarat regarding the acquisition of Baccarat by the Company.

10.25 Lease dated July 1995 between Integrated Device Technology, Inc. and American National Insurance Company relating to 3250 Olcott Street, Santa Clara, California.

11.0   Statement re:  computation of earnings per share

21.1   Subsidiaries of the Company.

23.1   Consent of Price Waterhouse LLP.

27.1   Financial Data Schedule (EDGAR version only)