Form 10-Q
period 1996-06-30
INTEGRATED DEVICE TECHNOLOGY INC
filed 1996-08-09
CIK 703361

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       -----------------------------------

                                    FORM 10-Q
(Mark One)

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1996
                                        --------------
                                       OR
( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______ to _______

                         Commission file number: 0-12695

                       INTEGRATED DEVICE TECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                       94-2669985
- --------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                 2975 Stender Way, Santa Clara, California 95054
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code (408) 727-6116

                                      NONE
- --------------------------------------------------------------------------------
                    (Former name, former address and former
                   fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes  X    No
                                       -----

The number of outstanding shares of the registrant's Common Stock, $.001 par value, as of July 28, 1996, was 78,011,571.

                          PART I. FINANCIAL INFORMATION

                      -------------------------------------

Item 1. Financial Statements

                       INTEGRATED DEVICE TECHNOLOGY, INC.

                      -------------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                -------------------------------------------------

                      (In thousands, except per share data)
                                   (Unaudited)

                                          Three months Ended  Three months Ended
                                             June 30, 1996       July 2, 1995
                                          --------------------------------------

Revenues                                         $ 142,539            $ 152,195

Cost of revenues                                    71,616               64,322
                                          --------------------------------------

Gross profit                                        70,923               87,873
                                          --------------------------------------

Operating expenses:
  Research and development                          39,085               27,747
  Selling, general and administrative               20,937               20,684
                                          --------------------------------------

Total operating expenses                            60,022               48,431
                                          --------------------------------------

Operating income                                    10,901               39,442

Interest expense                                    (1,926)              (1,506)

Interest income and other, net                       4,067                4,404
                                          --------------------------------------

Income before provision for income taxes            13,042               42,340

Provision for income taxes                           4,173               13,549
                                          --------------------------------------

Net income                                       $   8,869            $  28,791
                                          ======================================

 Net income per share:
   Primary                                       $    0.11            $    0.35
   Fully Diluted                                 $    0.11            $    0.35

 Weighted average shares:
   Primary                                          81,650               81,448
   Fully Diluted                                    81,650               84,442



   The accompanying notes are an integral part of these financial statements.


                       INTEGRATED DEVICE TECHNOLOGY, INC.

                      -------------------------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                    -----------------------------------------

                      (In thousands, except share amounts)
                                   (Unaudited)


                                                                             June 30,1996       March 31, 1996
                                                                             ----------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                  $ 109,427             $ 157,228
   Short-term investments                                                        93,461               104,046
   Accounts receivable, net                                                      83,074                85,026
   Inventory                                                                     48,743                46,630
   Deferred tax assets                                                           38,712                38,712
   Prepayments and other current assets                                          15,462                15,658
                                                                             ----------------------------------
Total current assets                                                            388,879               447,300

Property, plant and equipment, net                                              477,388               415,214
Other assets                                                                     68,482                76,920
                                                                             ----------------------------------
TOTAL ASSETS                                                                  $ 934,749             $ 939,434
                                                                             ==================================


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                            $  80,142             $  78,821
  Accrued compensation and related expense                                       14,464                29,237
  Deferred income on shipments to distributors                                   37,825                31,325
  Income taxes payable                                                              657                 5,747
  Other accrued liabilities                                                      10,152                12,171
  Current portion of  long term obligations                                       3,259                 3,799
                                                                             ----------------------------------
Total current liabilities                                                       146,499               161,100
                                                                             ----------------------------------

5.5% Convertible Subordinated Notes, net of issuance costs                      182,708               182,558
                                                                             ----------------------------------
Long term obligations                                                            45,624                46,049
                                                                             ----------------------------------

Commitments and Contingencies
Stockholders' equity:
  Preferred stock; $.001 par value:
    10,000,000 shares authorized; no shares issued
  Common stock; $.001 par value: 200,000,000
    shares authorized; 77,820,772  and
    77,496,833 shares issued and outstanding                                         78                    77
  Additional paid-in capital                                                    288,843               287,064
  Retained earnings                                                             271,858               262,989
  Unrealized gain (loss) on available-for-sale securities, net                     (308)                  102
  Cumulative translation adjustment                                                (553)                 (505)
                                                                             ----------------------------------
Total stockholders' equity                                                      559,918               549,727
                                                                             ----------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $ 934,749             $ 939,434
                                                                             ==================================


   The accompanying notes are an integral part of these financial statements.


                       INTEGRATED DEVICE TECHNOLOGY, INC.

                      -------------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                ------------------------------------------------

                                 (In thousands)
                                   (Unaudited)


                                                                        Three months Ended       Three months Ended
                                                                          June 30, 1996             July 2, 1995
                                                                        --------------------------------------------

Operating activities:
  Net income                                                                    $   8,869                 $  28,791
  Adjustments:
    Depreciation and amortization                                                  19,275                    11,419

  Changes in assets and liabilities:
      Accounts receivable                                                           1,952                   (10,756)
      Inventory                                                                    (2,113)                   (2,927)
      Other assets                                                                 (2,310)                      360
      Accounts payable                                                              1,321                    11,316
      Accrued compensation and related expense                                    (14,773)                   (5,734)
      Deferred income on shipments to distributors                                  6,500                      (718)
      Income taxes payable                                                         (5,332)                   12,933
      Other accrued liabilities                                                    (1,840)                      (15)
                                                                        --------------------------------------------
  Net cash provided by operating activities                                        11,549                    44,669
                                                                        --------------------------------------------

Investing activities:
    Purchases of property, plant and equipment                                    (80,607)                  (27,043)
    Purchases of short-term investments                                            (8,100)                  (95,361)
    Proceeds from sales of short-term investments                                  18,275                     9,956
    Proceeds (purchases) from sales of investments
         collateralizing facility lease                                            10,252                   (17,086)
                                                                        --------------------------------------------
  Net cash used for investing activities                                          (60,180)                 (129,534)
                                                                        --------------------------------------------

Financing activities:
    Issuance of common stock, net                                                   1,780                     1,778
    Proceeds from issuance of convertible
         subordinated notes, net of issuance costs                                   --                     196,721
    Payments on capital leases and other debt                                        (950)                   (1,973)
                                                                        --------------------------------------------
  Net cash provided by financing activities                                           830                   196,526
                                                                        --------------------------------------------

Net  increase (decrease) in cash and cash equivalents                             (47,801)                  111,661

Cash and cash equivalents at beginning of period                                  157,228                   130,211
                                                                        --------------------------------------------

Cash and cash equivalents at end of period                                      $ 109,427                 $ 241,872
                                                                        ============================================


Supplemental disclosures:
    Interest paid                                                               $   5,277                 $     484
    Income taxes paid                                                               4,903                       581

   The accompanying notes are an integral part of these financial statements.

                       INTEGRATED DEVICE TECHNOLOGY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial information included therein. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended March 31, 1996. The results of operations for the three month period ending June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

2.    Inventory consists of the following (in thousands):

                                         June 30, 1996    March 31, 1996
                                         -------------    ---------------

      Raw materials                         $ 6,672          $ 5,171
      Work-in-process                        23,941           22,538
      Finished Goods                         18,130           18,921
                                            -------          -------

                                            $48,743          $46,630
                                            =======          =======

3. The provision for income taxes reflects the estimated annualized effective tax rate applied to earnings for the interim period. The effective rate differs from the U.S. statutory rate of 35% primarily due to earnings of foreign subsidiaries being taxed at lower rates. Income tax in state jurisdictions is not significant due to available investment tax credits and research and development credits.

4. Primary net income per common share is computed using the weighted average number of common shares and the dilutive effects of common stock equivalent shares outstanding during the period. Common stock equivalent shares include shares issuable under the Company's stock option plans. Fully diluted net income per share is computed by adjusting the primary shares outstanding and net income for the potential effect of the
      conversion  of  the  5.5%  Convertible   Subordinated  Notes  (the  Notes)
      outstanding during the respective period and the elimination of the related interest and deferred debt issue costs (net of income taxes) when such Notes are dilutive to net income per primary share. For the first quarter of fiscal 1997, the potential effect of the conversion of the Notes has not been included in the fully diluted share calculation because the result is anti-dilutive. Per share amounts for the first quarter of fiscal 1996 have been restated to reflect retroactively a 2 for 1 stock split effected in the form of a stock dividend to stockholders of record on August 25, 1995.

5. The Company's obligations under the five-year $64 million Tax Ownership Lease transaction for the construction of the Hillsboro, Oregon facility are secured by a line of credit trust deed on the building. Initially, this lease was collateralized by cash and/or investments (restricted securities) up to 105% of the lessor's construction costs. During the first quarter of fiscal 1997, in accordance with the terms of the lease, the collateral requirement was reduced to 89.25% of the lessors cost. Restricted securities collateralizing this lease, included in other non-current assets, were $57,120,000 at June 30, 1996 compared to $67,782,000 at March 31, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          All references are to the company's fiscal periods ended June 30, 1996, and July 2, 1995, unless otherwise indicated. Quarterly financial results may not be indicative of the financial results of any future periods.


RESULTS OF OPERATIONS

Revenues

          Revenues in the first quarter of fiscal 1997 decreased 6% to $142.5 million from the respective period in fiscal 1996, while total units shipped increased 14% when comparing the same periods. Higher unit sales were recorded in the RISC microprocessor family, net units sold more than doubled, and specialty memory and logic units sold increased, while SRAM unit sales declined approximately ten percent. The revenue decrease in the quarter was primarily attributable to lower average selling prices for industry standard SRAM products, in all geographic regions and sales channels. Microprocessor average selling prices also declined. Lower average SRAM and related module product selling prices in the quarter were attributable to competitive market pricing and maturation of certain products. The semiconductor industry is highly cyclical and has been subject to significant downturns at various times. Such downturns are characterized by diminished product demand, production over capacity and accelerated average selling price erosion. The price the Company receives for its industry standard SRAM products are therefore dependent upon industry-wide demand and capacity, and such prices have been historically subject to rapid change. Reflecting market conditions, average selling prices of SRAM related products were favorable for the first quarter of fiscal 1996, while orders shipped in the first quarter of fiscal 1997 were at significantly lower prices. New SRAM orders continue to be at lower prices, and the Company expects that these prices will continue to adversely affect the Company's future operating results.

Gross Profit

         Gross profit in the quarter decreased by $16.9 million to $70.9 million and as a percentage of revenue (gross margin) decreased from 57.7% to 49.8% when comparing the first quarter of fiscal 1997 to the same quarter of the prior year. The decrease in gross profit in the first quarter of fiscal 1997 compared to the first quarter of fiscal 1996 was primarily attributable to significant erosion of average selling prices for SRAM and related module products. The Company continued its efforts to shift to smaller die designs and its most advanced wafer fabrication processes, which result in increased die per wafer and therefore lower unit costs. However, declining average selling prices for primarily SRAM products more than offset manufacturing efficiencies gained during the first quarter of fiscal 1997. Partially offsetting lower average selling prices associated with SRAM memory modules were lower material costs associated with other electronic components purchased for use in manufacturing these modules.

         During the first quarter of fiscal 1997, the new 8" wafer fabrication facility located in Hillsboro Oregon began its production ramp. However, significant production capacity at the Oregon facility was not available during the quarter. Substantially all operating expenses associated with the new Oregon fabrication facility were classified as process engineering Research & Development, given that production to date of saleable die has not been significant. The level of operating expenses associated with the Oregon facility is discussed below. The Company expects that in future quarters, costs associated with the Oregon facility will negatively impact gross margins while that plant continues on a ramp to increase production and as an increasingly significant portion of the total costs are allocated to cost of goods sold based on activities performed. While the Oregon facility increases its production volumes and available production capacity, the Company is unable to predict whether demand for industry standard SRAM products will change. Therefore, should IDT's available manufacturing capacity, especially at its fabrication facilities, not be fully utilized and the Company be unable to otherwise decrease costs per unit sold, the Company's results of operations will be adversely impacted.

Research and Development

         Research and development (R&D) expenses increased in absolute spending and as a percentage of revenues for the quarter when compared to the same period of fiscal 1996. R&D expenses grew $11.4 million from $27.7 million in the quarter ended July 2, 1995 to $39.1 million in the quarter ended June 30, 1996, and expenses increased as a percentage of revenues to 27.4% from 18.2%.

         The Company's policy is to not capitalize preoperating costs associated with new manufacturing facilities, and significant facility start-up and staffing expenses were incurred at the new 8" wafer fabrication facility in Hillsboro, Oregon. In the first quarter of fiscal 1997, substantially all operating expenditures associated with the Oregon fabrication facility are classified as process engineering R&D given that production to date of saleable die has not been significant. Such expenditures were $13.3 million during the first quarter of fiscal 1997 and were not significant during the first quarter of fiscal 1996. For the remaining quarters of fiscal 1997, the level of expense associated with the Oregon fabrication facility is expected to increase over the levels of the first quarter of fiscal 1997, as depreciation charges will be sustained for each entire future quarter and as equipment is added and production ramped up. However, the Company expects that in future quarters, the percentage of total operating expenses associated with the Oregon facility which are classified as process engineering R&D will decrease as an increasing portion of the total costs are allocated to cost of goods sold based on activities performed.

         IDT continued development of several sub-0.5 micron CMOS process technologies during the first three months of fiscal 1997. Additionally with the goal of expanding product offerings, the Company continues its research into applications of Fusion Memory technology and continues its efforts to develop a family of specialty memory products for the ATM market. IDT believes that high levels of R&D investment are required to support its strategy of providing products to its customers which are not readily available from its competitors.

Selling, General and Administrative Expenses

         Selling, general and administrative (S,G&A) expenses increased by $0.2 million from $20.7 million in the quarter ended July 2, 1995 to $20.9 million in the quarter ended June 30, 1996, and increased to 14.7% of revenues from 13.6%. A portion of S,G&A expenses, such as sales commissions, management bonuses, and employee profit sharing, vary with sales and Company profitability. While S,G&A expenses have not increased in terms of absolute dollars, they have increased as a percentage of sales. Offsetting declines in expenses which vary with sales and profitability, are expenses associated with higher salary costs and costs associated with initiatives to improve the Company's competitive advantage through implementing enterprise-wide management information systems. The Company anticipates the S,G&A expenses for the remainder of fiscal 1997 will remain constant as a percentage of revenues.

Interest expense

         Interest expense increased to $1.9 million in the first quarter of fiscal 1997 compared with $1.5 million for the same quarter a year ago. Interest expense is primarily associated with debt sold during the first quarter of fiscal 1996. $201.3 million of 5.5% Convertible Subordinated Notes due in 2002 (the "Notes") were issued, of which $15 million was subsequently retired at a discount. Gross interest expense of $3.1 million during the quarter was reduced by the capitalization of $1.2 million of interest expense related to the construction of the facility in Hillsboro. As the current phase of the Oregon facility is now complete, as of May 26, 1996 interest capitalization in connection with the current phase of the project has ceased. With the cessation of interest capitalization for the Oregon project, the Company anticipates that for fiscal 1997 interest expense will increase when compared to fiscal 1996.

Interest income and other

         Interest income and other, net decreased to $4.1 million in the quarter when contrasted with $4.4 million for the same period of the prior year. The decrease in interest income was attributable to lower average cash balances as the Company has continued to pay cash for significant capital expenditures over the intervening year. The Company expects that interest income and other, net will decrease for the remainder of fiscal 1997 when compared to fiscal 1996 because of lower interest income associated with lower average cash balances.

Income taxes

         Income taxes for the quarter are provided at an effective rate of 32%. This is the same rate as was in effect during the prior year. The effective rate differs from the U. S. statutory rate of 35% primarily due to earnings of foreign subsidiaries being taxed at lower rates. Income tax in state jurisdictions is not significant due to available investment tax credits and research and development credits. While the Company has consumed substantially all of the tax benefits associated with its Malaysian subsidiary and has fully utilized carried forward R&D credits, lower levels of profitability encountered in the first quarter of fiscal 1997 have enabled it to maintain the same effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

         The Company generated $11.5 million of funds from operations in the first three months of fiscal 1997, down from $44.7 million of funds from operations during the first three months of fiscal 1996. At June 30, 1996, cash and cash equivalents and short-term investments were $202.9 million, representing a decrease of $58.4 million during the first three months of fiscal 1997. Cash provided by operating activities primarily reflects net income, depreciation and amortization and changes to working capital. Significant changes in operating assets and liabilities result from payments for accrued payroll and bonus and increased deferred income on shipments to distributors. The reduction in funds generated from operations in the current quarter when compared to the same quarter in the prior year primarily reflects the following factors: lower net income as a result of lower average selling prices for semiconductor products partially offset by increased depreciation and amortization charges associated with new facilities, improvements to existing facilities and new equipment.

         In May 1995, the Company completed the sale of $201.3 million of the Notes, netting $196.7 million in proceeds. The Notes are convertible into shares of common stock at $28.625 per share. In January 1996, the Company completed the repurchase of approximately $15.0 million of the Notes at a price of approximately $790 per bond. During fiscal 1997, the Company does not anticipate making additional repurchases of debt.

         During the first three months of fiscal 1997, the Company's net cash used in investing activities was $60.2 million, of which $80.6 million was used for capital equipment and property and plant improvements. Cash generated from the sale of short-term investments, net of purchases of short-term investments, was $10.2 million. In addition, at June 30, 1996, the Company had $57.1 million of restricted securities as collateral under a Tax Ownership Operating Lease entered into in January 1995 related to the construction of the new 8" wafer fabrication facility in Oregon. At March 31, 1996, the securities pledged as collateral amounted to 105% of the lessor's construction costs, as required until the building was completed. During the first quarter of fiscal 1997, the facility was completed, and in accordance with the terms of the facility lease, the collateral requirement was reduced to 89.25% of the lessors cost to construct the facility. Therefore, as the facility was completed during the first quarter of fiscal 1997, the lessor released as collateral $10.5 million of restricted securities.

         In view of current capacity requirements, the Company anticipates total fiscal 1997 capital expenditures of approximately $205 million, which is a reduction of approximately $50 million from the amount originally planned for the fiscal year. $80.6 million was expended in the first quarter of fiscal 1997 for planned capital additions. Fiscal 1997 capital requirements are principally in connection with continued installation of equipment in the new Oregon facility plus the construction and partial equipping of the new Philippine plant and other capacity improvements. These expenditures are required to achieve full and complete utilization of these facilities.

         The Company's ability to invest to satisfy its capacity requirements is in part dependent on the Company's ability to generate cash from operations. Cash flow from operations depends significantly on the average selling prices, variable cost per unit and other industry conditions which the Company cannot predict. Future declines in selling prices for industry standard SRAM products or other products manufactured by the Company, which cannot be otherwise offset, will adversely impact the Company's ability to generate funds from operations. If the Company is not able to generate sufficient funds from operations or other sources to fund its capacity and R&D requirements, the Company's results from operations and cash flows will be adversely impacted.

         The Company believes that existing cash and cash equivalents, cash flow from operations and existing credit facilities, will be sufficient to meet its working capital, mandatory debt repayment and anticipated capital expenditure requirements for the remainder of fiscal 1997. While the Company is reviewing all operations with respect to cost savings opportunities and has implemented a reduction of approximately 5% of its domestic workforce, there can be no assurance, however, that the Company will not be required to seek other financing sooner or that such financing, if required, will be available on terms satisfactory to the Company. If the Company is required to seek other financing sooner, the unavailability of financing on terms satisfactory to IDT could have a material adverse effect on the Company.


FACTORS AFFECTING FUTURE RESULTS

         Except for the historical information contained in this Quarterly Report on Form 10-Q, the matters discussed in this report are forward looking statements. These forward looking statements concern matters that involve risks and uncertainties, including but not limited to those set forth below, that could cause actual results to differ materially from those projected in the forward looking statements. In any event, the matters set forth below should be carefully considered when evaluating the Company's business and prospects.

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

         The semiconductor industry is highly cyclical. Early in fiscal 1996, markets for some of the Company's SRAMs were characterized by excess demand relative to supply and the resulting favorable pricing. During the later part of fiscal 1996, a number of companies, principally foreign, shifted manufacturing capacity to SRAMs causing rapid adjustments to supply and consequently impacting market prices. The resulting significant downward trend in prices in an extremely short period negatively affected SRAM gross margins, and adversely affected the Company's operating results. Current market conditions characterized by excess supply of SRAMs relative to demand and resultant pricing declines may continue. Although recently some competitors have made adjustments to the rate at which they will implement capacity expansion programs, the Company is unable to accurately estimate the amount of worldwide production capacity dedicated to industry standard products which it produces. A material increase in industry-wide production capacity, shift in industry capacity toward products competitive with the Company's products, reduced demand, or other factors could result in a further decline in product pricing and could also materially adversely affect the Company's operating results.

         The Company has taken measures to manage costs, including deferral of capacity expansion plans and work force reductions, but there can be no assurance that these measures will be sufficient to sustain the Company's profitability. Where necessary to achieve full and effective use of the facilities, the Company continues to install new equipment at the Oregon facility and to complete and partially equip the new Philippine plant. However, the amount of capacity to be placed into production and future yield improvements by the Company's competitors could dramatically increase the world-wide supply of products which compete with the Company's and could create further downward pressure on pricing.

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

         In the first quarter of fiscal 1997, significant production capacity was not available at the Oregon fabrication facility, and the Company operated its remaining domestic wafer fabrication facilities and Malaysian assembly operations at approximately available installed equipment capacity. As a result, the Company has utilized subcontractors for the majority of its incremental assembly requirements, typically at higher costs than its own Malaysian operations. The Company expects to continue utilizing subcontractors extensively until it opens its Philippines assembly plant. At times during fiscal 1996, as a result of production capacity constraints, the Company was not able to take advantage of all market opportunities presented to it. For certain limited products which the Company plans to produce at the Oregon facility, this condition continued through the first quarter of fiscal 1997. Due to long production lead times and current capacity constraints, any failure by the Company to forecast adequately the mix of product demand could adversely affect the Company's sales and operating results. To address its capacity requirements, during the past year, the Company has undertaken extensive production expansion programs including the construction of an eight-inch wafer fabrication line in Oregon and an assembly and test facility in the Philippines. These expansion programs face a number of substantial risks including, but not limited to, delays in construction, cost overruns, equipment delays or shortages, manufacturing start-up or process problems or difficulties in hiring key managers and technical personnel. In addition, the Company has never operated an eight-inch wafer fabrication facility. Accordingly, the Company could incur unanticipated process or production problems. From time to time, the Company has experienced production difficulties that have caused delivery delays and quality problems. There can be no assurance that the Company will not experience manufacturing problems and product delivery delays in the future as a result of, among other things, changes to its process technologies, ramping production, installing new equipment at its facilities, including the facility in Oregon, and constructing a new facility in the Philippines. Further, the Company's older wafer fabrication facilities are located relatively near each other in Northern California. If the Company were unable to use these facilities, as a result of a natural disaster or otherwise, the Company's operations would be materially adversely affected until the Company was able to obtain other production capability.

          The Company's capacity additions will result in a significant increase in fixed and operating expenses. Historically, the Company has expensed the operating expenses associated with bringing a new fabrication facility to commercial production as R&D in the period such expenses are incurred. However, as commercial production at a new fabrication facility commences, the operating costs will be classified as cost of revenues, and the Company will begin to recognize depreciation expense relating to the facility. Accordingly, although the Company expects the Oregon fabrication facility to contribute to revenues in fiscal 1997, the Company will recognize substantial operating expenses associated with the facility in fiscal 1997, which could reduce gross margins. Specifically, as commercial production begins in fiscal 1997, the Company anticipates incurring substantial operating costs and depreciation expense relating to the facility before production and sale of substantial volumes is achieved. Accordingly, if revenue levels do not increase sufficiently to offset these additional expense levels, or if the Company is unable to achieve gross margins from products produced at the Oregon facility that are comparable to the Company's current products, the Company's future results of operations could be adversely impacted.

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

         The semiconductor industry is extremely capital-intensive. To remain competitive, the Company must continue to invest in advanced manufacturing and test equipment. In fiscal 1997, the Company expects to expend approximately $205 million in capital expenditures and anticipates significant continuing capital expenditures in the next several years. There can be no assurance that the Company will not be required to seek financing to satisfy its cash and capital needs or that such financing will be available on terms satisfactory to the Company. If such financing is required and if such financing is not available on terms satisfactory to the Company, its operations would be materially adversely affected.

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

         A substantial percentage of the Company's revenues are derived from export sales, which are generally denominated in local currencies. The Company's offshore assembly and test operations and export sales are subject to risks
associated   with   foreign   operations,   including   currency   controls  and
fluctuations, changes in local economic conditions and import and export controls, as well as changes in tax laws, tariffs and freight rates. Recently, contract pricing for raw materials used in the fabrication and assembly processes, as well as for subcontract assembly services, has been impacted by currency exchange rate fluctuations.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)      The following exhibits are filed herewith:

Exhibit
No.               Description                                             Page
- --------------------------------------------------------------------------------

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

                                     INTEGRATED DEVICE TECHNOLOGY, INC.



Date:    August 9, 1996             /s/      Leonard C. Perham
                                    ---------------------------------------
                                    Leonard C. Perham
                                    Chief Executive Officer


Date:   August 9, 1996              /s/      William D. Snyder
                                    ---------------------------------------
                                    William D. Snyder
                                    Vice President Finance (principal
                                    financial and accounting officer)