Form 10-Q
period 1996-09-29
INTEGRATED DEVICE TECHNOLOGY INC
filed 1996-11-04
CIK 703361

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                   -------------------------------------------

                                    FORM 10-Q
(Mark One)

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 29, 1996
                                              OR
( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

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

                                 Yes  X      No
                                     ---

The number of outstanding shares of the registrant's Common Stock, $.001 par value, as of October 27, 1996, was 78,298,846.

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

Item 1. Financial Statements

                       INTEGRATED DEVICE TECHNOLOGY, INC.
                       ----------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                      (In thousands, except per share data)
                                   (Unaudited)

                                          Three months Ended  Three months Ended
                                           September 29, 1996   October 1, 1995
                                          --------------------------------------

Revenues                                       $  120,485        $178,504

Cost of revenues                                   82,291          75,719
                                          --------------------------------------

Gross profit                                       38,194         102,785
                                          --------------------------------------
Operating expenses:
  Research and development                         37,753          33,118
  Selling, general and administrative              18,262          21,387
                                          --------------------------------------

Total operating expenses                           56,015          54,505
                                          --------------------------------------

Operating income (loss)                           (17,821)         48,280

Interest expense                                   (2,812)         (3,339)
Interest income and other, net                      4,854           5,553
                                          --------------------------------------

Income (loss) before income taxes                 (15,779)         50,494

Provision (benefit) for income taxes               (5,445)         16,158
                                          --------------------------------------

Net income (loss)                              $  (10,334)        $34,336
                                          ======================================

 Net income (loss) per share:
   Primary                                         $(0.13)          $0.42
   Fully Diluted                                   $(0.13)          $0.40

 Weighted average shares:
   Primary                                         77,898          82,548
   Fully Diluted                                   77,898          89,579



The accompanying notes are an integral part of these condensed consolidated financial statements.

                       INTEGRATED DEVICE TECHNOLOGY, INC.
                       ----------------------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                      (In thousands, except per share data)
                                   (Unaudited)

                                          Six months Ended    Six months Ended
                                         September 29, 1996    October 1, 1995
                                        ----------------------------------------

Revenues                                    $  263,024           $330,699

Cost of revenues                               153,907            140,041
                                        ----------------------------------------

Gross profit                                   109,117            190,658
                                        ----------------------------------------
Operating expenses:
  Research and development                      76,838             60,865
  Selling, general and administrative           39,199             42,071
                                        ----------------------------------------

Total operating expenses                       116,037            102,936
                                        ----------------------------------------

Operating income (loss)                         (6,920)            87,722

Interest expense                                (4,738)            (4,845)
Interest income and other, net                   8,921              9,957
                                        ----------------------------------------

Income (loss) before income taxes               (2,737)            92,834

Provision (benefit) for income taxes            (1,272)            29,707
                                        ----------------------------------------

Net income (loss)                            $  (1,465)           $63,127
                                        ========================================

 Net income (loss) per share:
   Primary                                      $(0.02)            $0.77
   Fully Diluted                                $(0.02)            $0.75

 Weighted average shares:
   Primary                                      77,797            82,014
   Fully Diluted                                77,797            87,060



The accompanying notes are an integral part of these condensed consolidated financial statements.

                       INTEGRATED DEVICE TECHNOLOGY, INC.
                       ----------------------------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                      (In thousands, except share amounts)
                                   (Unaudited)

                                                                  September 29, 1996        March 31, 1996
                                                            -------------------------------------------------

ASSETS
Current assets:
   Cash and cash equivalents                                          $142,207                 $157,228
   Short-term investments                                               77,481                  104,046
   Accounts receivable, net                                             67,089                   85,026
   Inventory                                                            49,410                   46,630
   Deferred tax assets                                                  38,712                   38,712
   Prepayments and other current assets                                 28,636                   15,658
                                                            -------------------------------------------------
Total current assets                                                   403,535                  447,300

Property, plant and equipment, net                                    471,399                  415,214
Other assets                                                            72,816                   76,920
                                                            -------------------------------------------------
TOTAL ASSETS                                                          $947,750                 $939,434
                                                            =================================================


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                     $82,388                  $78,821
  Accrued compensation and related expense                              14,987                   29,237
  Deferred income on shipments to distributors                          34,518                   31,325
  Other accrued liabilities                                             12,876                   17,918
  Current portion of  long-term obligations                              6,367                    3,799
                                                            -------------------------------------------------
Total current liabilities                                              151,136                  161,100
                                                            -------------------------------------------------

5.5% Convertible Subordinated Notes, net of
  issuance costs                                                       182,858                  182,558
                                                            -------------------------------------------------
Long-term obligations                                                   62,407                   46,049
                                                            -------------------------------------------------

Commitments and Contingencies
Stockholders' equity:
  Preferred stock; $.001 par value:
    10,000,000 shares authorized; no shares issued
  Common stock; $.001 par value: 200,000,000
    shares authorized; 77,971,014  and
    77,496,833 shares issued and outstanding                                78                       77
  Additional paid-in capital                                           290,570                  287,064
  Retained earnings                                                    261,524                  262,989
  Unrealized gain (loss) on available-for-sale
    securities, net                                                       (248)                     102
  Cumulative translation adjustment                                       (575)                    (505)
                                                           --------------------------------------------------
Total stockholders' equity                                             551,349                  549,727
                                                           --------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $947,750                 $939,434
                                                           ==================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                       INTEGRATED DEVICE TECHNOLOGY, INC.
                       ----------------------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                 (In thousands)
                                   (Unaudited)

                                                                  Six months Ended            Six months Ended
                                                                 September 29,1996             October 1, 1995
                                                            ------------------------------------------------------

Operating activities:
  Net income (loss)                                                  $  (1,465)                 $63,127
  Adjustments:
    Depreciation and amortization                                       46,039                   23,629
  Changes in assets and liabilities:
      Accounts receivable                                               17,937                  (34,016)
      Inventory                                                         (2,780)                  (6,670)
      Prepaid expenses and other current assets                        (11,602)                  (1,533)
      Other assets                                                        (747)                    (278)
      Accounts payable                                                   5,846                   49,400
      Accrued compensation and related expense                         (14,250)                   2,960
      Deferred income on shipments to distributors                       3,193                    8,396
      Income taxes payable                                              (5,626)                   7,587
      Other accrued liabilities                                           (545)                   2,864
                                                            ------------------------------------------------------
  Net cash provided by operating activities                             36,000                  115,466
                                                            ------------------------------------------------------

Investing activities:
    Purchases of property, plant and equipment                        (152,868)                (143,473)
    Proceeds from sale of property, plant and equipment                 49,714                      205
    Purchases of short-term investments                                (16,710)                (153,627)
    Proceeds from sales of short-term investments                       42,925                   88,058
    Purchases of equity investments                                     (6,960)                      --
    Proceeds from (purchases of) sales of investments
         collateralizing facility lease                                 10,662                  (45,902)
                                                            ------------------------------------------------------
  Net cash used for investing activities                               (73,237)                (254,739)
                                                            ------------------------------------------------------

Financing activities:
    Issuance of common stock, net                                        3,507                    4,124
    Proceeds from issuance of convertible subordinated
      notes, net of issuance costs                                          --                  196,721
    Proceeds from secured equipment financing                           20,959                       --
    Proceeds from sale of subsidiary stock                                  --                    6,117
    Payments on capital leases and other debt                           (2,250)                  (3,130)
                                                            ------------------------------------------------------
  Net cash provided by financing activities                             22,216                  203,832
                                                            ------------------------------------------------------

Net  increase (decrease) in cash and cash equivalents                  (15,021)                  64,559

Cash and cash equivalents at beginning of period                       157,228                  130,211
                                                            ------------------------------------------------------

Cash and cash equivalents at end of period                            $142,207                 $194,770
                                                            ======================================================


Supplemental disclosures:
    Interest paid                                                       $5,701                     $838
    Income taxes paid                                                   11,514                   20,636

The accompanying notes are an integral part of these condensed consolidated financial statements.

                       INTEGRATED DEVICE TECHNOLOGY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial information included therein. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended March 31, 1996. The results of operations for the three and six-month periods ending September 29, 1996 are not necessarily indicative of the results to be expected for the full year.


2.  Inventory consists of the following (in thousands):

                                    September 29, 1996       March 31, 1996
                                    ------------------       --------------
    Raw materials                      $  8,013                $   5,171
    Work-in-process                      22,793                   22,538
    Finished goods                       18,604                   18,921
                                      ----------              -----------

                                       $ 49,410                $  46,630
                                      ==========              ===========

3. For the first six months of fiscal 1997 the Company recognized a benefit for income taxes at an effective tax rate different from the U.S. statutory rate of 35% because of the timing of available loss carrybacks and due to earnings of foreign subsidiaries being taxed at different rates. Income taxes in state jurisdictions are not significant due to available investment tax credits and research and development credits.

4. Primary net income (loss) per common share is computed using the weighted average number of common shares and the dilutive effects of common stock equivalent shares outstanding during the period. Common stock equivalent shares include shares issuable under the Company's stock option plans. Fully diluted net income (loss) per share is computed by adjusting the primary shares outstanding and net income (loss) for the potential effect of the conversion of the 5.5% Convertible Subordinated Notes (the Notes) outstanding and the elimination of the related interest and deferred debt issue costs (net of income taxes). When the effect of including common stock equivalents or the conversion of the Notes on primary or fully diluted net income (loss) per share is antidilutive, as is the case in the quarter and six months ended September 29, 1996, these securities are not included in the calculation of net income (loss) per share.

5. The Company's obligations under the five-year $64 million Tax Ownership Lease transaction for the construction of the Hillsboro, Oregon facility are secured by a line of credit trust deed on the building. Initially, this lease was collateralized by cash and/or investments (restricted securities) up to 105% of the lessor's construction costs. During the first quarter of fiscal 1997, in accordance with the terms of the lease, the collateral requirement was reduced to 89.25% of the lessor's cost. Restricted securities collateralizing this lease, included in other non-current assets, were $57,120,000 at September 29, 1996 compared to $67,782,000 at March 31, 1996.

6. In September 1996, the Company completed two secured equipment financing agreements which amounted to $21 million at interest rates of 8.41% and 8.48% collaterized by equipment purchased for the Oregon fabrication facility. The borrowing arrangements fully amortize over the 60 month terms of the notes. The Company also completed several sale and leaseback transactions with various leasing companies. The sale and leaseback transactions generated financing proceeds of $49.7 million. Under these leasing arrangements, equipment purchased for the Oregon fabrication facility with a net book value at the time of the sale and leaseback transaction of $50.1 million was sold to the leasing companies and leased back for use at the Oregon facility under leases classified as operating leases. With respect to the secured equipment financing and leasing arrangements, the Company is not required to maintain compliance with any financial covenants.

7. Certain amounts in the condensed consolidated financial statements for the prior year's quarter and six-month periods have been reclassified to conform with the fiscal 1997 presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         All references are to the Company's fiscal periods ended September 29, 1996, and October 1, 1995, unless otherwise indicated. Quarterly financial results may not be indicative of the financial results of future periods. The following discussion contains forward looking statements that involve a number of risks and uncertainties. Factors that could cause actual results to differ materially are included, but are not limited to, those identified in "Factors Affecting Future Results".


RESULTS OF OPERATIONS

Revenues

          Revenues in the second quarter and six months of fiscal 1997 decreased to $120.5 million and $263 million respectively, representing decreases of 33% for the quarter and 20% for the six-month period, over the respective periods in fiscal 1996. Total units shipped remained approximately constant when comparing the same periods in the current year to those of the prior year. When comparing the second quarter and six months of fiscal 1997 to the same periods of fiscal 1996, net unit sales of the RISC microprocessor family more than doubled, and specialty memory and logic units sold increased, but offsetting these increases were declines in SRAM unit sales of approximately 25% for the quarter and 18% for six months.

         The revenue decrease in both periods was primarily attributable to lower average selling prices for industry standard SRAM products in all geographic regions and sales channels, and fewer net SRAM units sold. SRAM average selling prices have experienced market price declines of as much as 80% over the last twelve months. Lower average SRAM and related module product selling prices in the quarter and six months of 1997 were also attributable to maturation of certain products. Microprocessor average selling prices also declined as product mix sold in fiscal 1997 reflects a greater proportion of embedded controller products which command lower average selling prices in the market than standard microprocessor products. The microprocessor product family mix sold is expected to continue to include a greater proportion of embedded controllers.

         The semiconductor industry is highly cyclical and is subject to significant downturns. Such downturns are characterized by diminished product demand, production over-capacity and accelerated average selling price erosion. The price the Company receives for its industry standard SRAM products is therefore dependent upon industry-wide demand and capacity, and such prices have been historically subject to rapid change. Reflecting market conditions, average selling prices of SRAM-related products were favorable for the first two quarters of fiscal 1996, while orders shipped in the first two quarters of fiscal 1997 were at significantly lower prices. New SRAM orders continue to be at low prices, and the Company expects that these prices will continue to adversely affect the Company's operating results.

Gross Profit

         Gross profit in the second quarter of fiscal 1997 decreased by $64.6 million to $38.2 million and gross margin decreased from 57.6% to 31.7% when comparing the second quarter of fiscal 1997 to the same quarter of the prior year. For the six-month period, gross profit decreased to $109.1 million or to 41.5% of revenues, as compared to $190.7 million or 57.7%, respectively, for the comparable period of the prior year. The decrease in gross profit in the second quarter and six-month periods of fiscal 1997 compared to the fiscal 1996 periods was primarily attributable to significant erosion of average selling prices for SRAM and related module products as well as adjustments for SRAM and other component inventories.

         Also adversely impacting gross profit during the second quarter of fiscal 1997 were costs associated with the new 8" wafer fabrication facility located in Hillsboro, Oregon. During the first quarter of fiscal 1997, significant production capacity at the Oregon facility was not available. Therefore, during the first quarter, substantially all operating expenses associated with the new Oregon facility were classified as process engineering research and development expense, given that production of salable die was not significant. In the second quarter, costs associated with the Oregon facility negatively impacted gross margins, as this facility continued its production ramp. A majority of total facility operating costs were allocated to the manufacture of products charged to cost of goods sold, and the remainder of the operating costs were charged to process engineering research and development expense, based on activities performed. For the remaining quarters of fiscal 1997, the level of expense associated with the Oregon fabrication facility is expected to increase over the levels of expense incurred during the first six months of fiscal 1997. The anticipated increased costs are associated with additional equipment to be installed and other costs incurred which are necessary to achieve more effective utilization of the facility. Additionally, in future quarters the percentage of these costs recorded as cost of goods sold may increase, based upon production volumes and activities performed.

         The Oregon facility provides the Company with significant additional available production capacity, and, as a result of current market conditions, the Company's production volumes at its wafer fabrication facilities have not increased sufficiently to take full advantage of the additional capacity. Further, the Company is unable to predict whether demand for industry standard SRAM products or IDT's share of the available market will improve. Should IDT's production volumes, especially at its fabrication facilities, remain constant or decline and should the Company be unable to otherwise decrease costs per unit sold, the Company's results of operations will continue to be adversely impacted. Therefore, because pricing on industry-standard SRAM products and market demand for production volumes may not improve and a greater percentage of the Oregon facility's operating costs may be allocated to cost of goods sold, based on activities performed, the Company can give no assurance of any improvement in its gross profit in the third quarter of fiscal 1997.

         The Company continued its efforts to shift to smaller die designs and its most advanced wafer fabrication processes, which result in increased die per wafer and therefore lower unit costs. However, declining average selling prices primarily for SRAM products more than offset manufacturing efficiencies gained during the first quarter and six months of fiscal 1997.

Research and Development

         Research and development (R&D) expenses increased in absolute spending and as a percentage of revenues for the quarter and the first six months of fiscal 1997 when compared to the same periods of fiscal 1996. R&D expenses grew $4.7 million from $33.1 million in the quarter ended October 1, 1995 to $37.8 million in the quarter ended September 29, 1996, and such expenses increased as a percentage of revenues to 31.3% from 18.6%. For the six-month period, R&D expenses increased 26.2% to $76.8 million and as a percentage of sales increased to 29.2% up from 18.4% for the corresponding six-month period of fiscal 1996.

         The Company's policy is to not capitalize preoperating costs associated with new manufacturing facilities, and significant facility start-up and staffing expenses were incurred at the new 8" wafer fabrication facility in Hillsboro, Oregon. In the first quarter of fiscal 1997, substantially all operating expenditures associated with the Oregon fabrication facility were classified as process engineering R&D expense given that production of salable die was not significant. Such expenditures were $13.3 million during the first quarter of fiscal 1997 and were not significant during the first quarter of fiscal 1996. In the second quarter of fiscal 1997, while total facility operating costs increased, because a majority of the operating costs were charged to cost of goods sold, only approximately $8 million of the costs were classified as process R&D expenditure, based upon activities performed.

         IDT continued development of several sub-0.5 micron CMOS process technologies during the first six months of fiscal 1997. Additionally, with the goal of expanding product offerings, the Company continues its research into applications of Fusion Memory technology and continues its efforts to develop a family of specialty memory products for the ATM market. IDT believes that high levels of R&D investment are required to support its strategy of providing products to its customers which are not readily available from its competitors. However, there can be no assurance that additional research and development investment will result in new product offerings or that any new offerings will acheive market acceptance.

Selling, General and Administrative Expenses

         Selling, general and administrative (S,G&A) expenses decreased by $3.1 million from $21.4 million in the quarter ended October 1, 1995 to $18.3 million in the quarter ended September 29, 1996, but increased as a percentage of revenues to 15.2% from 12.0%. S,G&A expenses decreased 6.8% to $39.2 million for the first six months of fiscal 1997, but increased as a percentage of revenues to 14.9% from 12.7% in the comparable period of the prior year. A portion of S,G&A expenses, such as sales commissions, management bonuses and employee profit sharing, vary with sales and Company profitability and have decreased as sales and profitability have declined. While S,G&A expenses have decreased in terms of absolute dollars, they have increased as a percentage of sales because of the magnitude of the sales decrease in fiscal 1997 and the fixed nature of a majority of these costs. Also partially offsetting declines in expenses which vary with sales and profitability are expenses associated with initiatives to implement enterprise-wide management information systems. The Company anticipates the S,G&A expenses for the remainder of fiscal 1997 will remain constant as a percentage of revenues. However, should revenues decrease or expenses increase significantly, S,G&A as a percentage of sales may increase.

Interest expense

         Interest expense decreased to $2.8 million in the second quarter of fiscal 1997 compared with $3.3 million for the same quarter a year ago. Interest expense is primarily associated with debt sold during the first quarter of fiscal 1996. $201.3 million of 5.5% Convertible Subordinated Notes due in 2002 (the "Notes") were issued, of which $15 million was subsequently retired at a discount. The decrease in interest expense between the quarters is primarily attributable to debt retirement. For the six-month period, interest expense decreased to $4.7 million from $4.8 million. During the first six months of fiscal 1997, interest capitalization associated with the Oregon fabrication facility and the Philippines assembly and test facility amounted to approximately $1.7 million. As the construction of both the Oregon and Philippines facilities is complete, interest capitalization in connection with these projects has ceased. With the cessation of interest capitalization for the Oregon and Philippine projects, the Company anticipates that for the remainder of fiscal 1997, interest expense will increase when compared to fiscal 1996. Further, as discussed under Liquidity and Capital Resources, late in the second quarter of fiscal 1997, the Company borrowed $21 million under secured lending facilities. Interest incurred under these 60 month borrowing arrangements will increase interest expense in future quarters.

Interest income and other

         Interest income and other, net, decreased to $4.9 million in the second quarter and $8.9 million for the six-month period of fiscal 1997 compared to $5.6 million and $10.0 million for the same periods of the prior year. Interest income decreased because of lower average cash balances as the Company has continued to pay cash for significant capital expenditures in fiscal 1997. Also included as other income in the second quarter of fiscal 1997 is a gain in the amount of $1.9 million realized on the sale of an equity investment. The Company expects that interest income and other, net, will decrease for the remainder of fiscal 1997 when compared to fiscal 1996 because of lower interest income associated with lower average cash balances.

Income taxes

         For the first six months of fiscal 1997 the Company recognized a benefit for income taxes at an effective tax rate of 46%. This benefit rate reflects carryback of the current loss for Federal purposes in the United States. The rate differs from the U. S. statutory rate of 35% because of the timing of available loss carrybacks and due to earnings of foreign subsidiaries being taxed at different rates. Historically, income taxes in state jurisdictions have not been significant due to available investment tax credits and research and development credits. The Company has consumed substantially all of the tax benefits associated with its Malaysian subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

         The Company generated $36.0 million of funds from operations in the first six months of fiscal 1997, down from $115.5 million of funds from operations during the first six months of fiscal 1996. At September 29, 1996, cash and cash equivalents were $142.2 million, a decrease of $15.0 million during the first six months of fiscal 1997. Cash provided by operating activities primarily reflects a net loss offset by depreciation and amortization and changes to working capital. Significant changes in operating assets and liabilities result from collection of accounts receivable, timing of payments for accrued payroll and bonus, increased deferred income on shipments to distributors and an accrual of an income tax refund receivable. Increased depreciation and amortization charges in fiscal 1997 are associated with new facilities, improvements to existing facilities and new equipment.

         During the first six months of fiscal 1997, the Company's net cash used in investing activities was $73.2 million. $152.9 million was used for capital equipment and property and plant improvements. Cash proceeds from the equipment sale and lease back arrangements in September 1996 amounted to $49.7 million. Cash generated from the sale of short-term investments, net of purchases of short-term investments, was $26.2 million. In addition, at September 29, 1996, the Company had $57.1 million of restricted securities as collateral under a Tax Ownership Operating Lease entered into in January 1995 related to the construction of the new 8" wafer fabrication facility in Oregon. At March 31, 1996, the securities pledged as collateral amounted to 105% of the lessor's construction costs, as required until the building was completed. During the first quarter of fiscal 1997, the facility was completed, and in accordance with the terms of the facility lease, the collateral requirement was reduced to 89.25% of the lessor's cost to construct the facility. Therefore, as the facility was completed during the first quarter of fiscal 1997, the lessor released as collateral $10.7 million of restricted securities.

         In view of current capacity requirements, the Company anticipates total fiscal 1997 capital expenditures of approximately $155 million, net of assets purchased and then sold and leased back, which is a reduction of approximately $100 million from the amount originally planned for the fiscal year. This reduction in planned capital spending primarily reflects a reduction in planned equipment additions associated with lower capacity requirements to meet current market demand for industry standard SRAM parts. In the first six months of fiscal 1997, $103.1 million, net, was expended for planned capital additions. Fiscal 1997 capital requirements are principally in connection with continued installation of equipment in the new Oregon facility plus continued equipping of the new Philippine plant and other capacity improvements. These expenditures are required to achieve more effective utilization of these facilities.

         The Company's ability to invest to satisfy its capacity requirements is in part dependent on the Company's ability to generate cash from operations. Cash flow from operations depends significantly on the average selling prices, variable cost per unit and other industry conditions which the Company cannot predict. Future declines in selling prices for industry standard SRAM products or other products manufactured by the Company, which cannot be otherwise offset, will adversely impact the Company's ability to generate funds from operations. If the Company is not able to generate sufficient funds from operations or other sources to fund its capacity and R&D requirements, the Company's results from operations, cash flows and financial condition will be adversely impacted.

         In September 1996, the Company completed secured equipment financing agreements which total approximately $21.0 million for equipment purchased for the Oregon fabrication facility. The borrowing arrangements fully amortize over the 60 month terms of loans. Additionally, in September 1996 the Company completed equipment sale and lease back arrangements with several leasing companies. Equipment purchased by the Company for the Oregon fabrication facility with a net book value of $50.1 million was sold to the leasing companies and leased back for use at the Oregon facility under leases classified as operating leases.

         In May 1995, the Company completed the sale of $201.3 million of the 5.5% Convertible Subordinated Notes (the Notes), netting $196.7 million in proceeds. The Notes are convertible into shares of common stock at $28.625 per share. In January 1996, the Company completed the repurchase of approximately $15.0 million of the Notes at a price of approximately $790 per bond. During the remainder of fiscal 1997, the Company does not anticipate making additional repurchases of debt.

         The Company believes that existing cash and cash equivalents, cash flow from operations and existing credit facilities, will be sufficient to meet its working capital, mandatory debt repayment and anticipated capital expenditure requirements for the next twelve months. While the Company is reviewing all operations with respect to cost savings opportunities and has implemented a reduction of approximately 5% of its domestic work force and is planning other cost containment measures, there can be no assurance that the Company will not be required to seek other financing sooner or that such financing, if required, will be available on terms satisfactory to the Company. If the Company is required to seek other financing sooner, the unavailability of financing on terms satisfactory to IDT could have a material adverse effect on the Company.

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

         The Company has taken measures to manage costs, including deferral of capacity expansion plans and work force reductions, but there can be no assurance that these measures will be sufficient to return to profitability. Where necessary to achieve more full and effective use of the facilities, the Company continues to install new equipment at the Oregon facility and to equip the new Philippine plant. However, the amount of capacity to be placed into production and future yield improvements by the Company's competitors could dramatically increase the world-wide supply of products which compete with the Company's products and could create further downward pressure on pricing.

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

         In the first six months of fiscal 1997, the Company began producing saleable products at the Oregon fabrication and Philippines assembly and test facilities. Historically, the Company has utilized subcontractors for the majority of its incremental assembly requirements, typically at higher costs than its own Malaysian assembly and test operations. The Company expects to continue utilizing subcontractors extensively as its Philippines assembly and test plant ramps its production volumes. Due to production lead times and current capacity constraints, especially in the assembly and test production areas, any failure by the Company to adequately forecast the mix of product demand could adversely affect the Company's sales and operating results. These capacity expansion programs in Oregon and the Philippines face a number of substantial risks including, but not limited to cost overruns, equipment delays or shortages, manufacturing start-up or process problems or difficulties in hiring key managers and technical personnel. In addition, the Company has never operated an eight-inch wafer fabrication facility. Accordingly, the Company could incur unanticipated process or production problems. From time to time, the Company has experienced production difficulties that have caused delivery delays and quality problems. There can be no assurance that the Company will not experience manufacturing problems and product delivery delays in the future as a result of, among other things, changes to its process technologies, ramping production and installing new equipment at its facilities, including the facilities in Oregon and the Philippines. Further, the Company's older wafer fabrication facilities are located relatively near each other in Northern California. If the Company were unable to use these facilities, as a result of a natural disaster or otherwise, the Company's operations would be materially adversely affected until the Company was able to obtain other production capability.

          The Company's capacity additions result in a significant increase in fixed and operating expenses. Historically, the Company has expensed the operating expenses associated with bringing a new fabrication facility to commercial production as R&D in the period such expenses are incurred. However, as commercial production at a new fabrication facility commences, the operating costs are classified as cost of revenues, and the Company begins to recognize depreciation expense relating to the facility. Accordingly, as the Oregon fabrication facility now contributes to revenues, the Company recognizes substantial operating expenses associated with the facility as cost of goods sold, which, in the second quarter of fiscal 1997, has reduced gross margins. As commercial production continues in fiscal 1997, the Company anticipates incurring substantial additional operating costs and depreciation expenses relating to the facility. Accordingly, if revenue levels do not increase sufficiently to offset these additional expense levels, or if the Company is unable to achieve gross margins from products produced at the Oregon facility that are comparable to the Company's current products, the Company's future results of operations will be adversely impacted.

         New products and process technology costs associated with the Oregon wafer fabrication facility will continue to require significant research and development expenditures. However, there can be no assurance that the Company will be able to develop and introduce new products in a timely manner, that new products will gain market acceptance or that new process technologies can be successfully implemented. If the Company is unable to develop new products in a timely manner, and to sell them at gross margins comparable to the Company's current products, the future results of operations could be adversely impacted.

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

         The semiconductor industry is extremely capital-intensive. To remain competitive, the Company must continue to invest in advanced manufacturing and test equipment. In fiscal 1997, the Company expects to expend approximately $155 million in capital expenditures, net of assets sold and leased back and anticipates significant continuing capital expenditures in the next several years. There can be no assurance that the Company will not be required to seek financing to satisfy its cash and capital needs or that such financing will be available on terms satisfactory to the Company. If such financing is required and if such financing is not available on terms satisfactory to the Company, its operations would be materially adversely affected.

         The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights or positions, which have resulted in significant and often protracted and expensive litigation. In recent years, there has been a growing trend of companies to resort to litigation to protect their semiconductor technology from unauthorized use by others. The Company in the past has been involved in patent litigation, which adversely affected its operating results. Although the Company has obtained patent licenses from certain semiconductor manufacturers, the Company does not have licenses from a number of semiconductor manufacturers who have a broad portfolio of patents. The Company has been notified that it may be infringing patents issued to certain semiconductor manufacturers and other parties and is currently involved in several license negotiations. There can be no assurance that additional claims alleging infringement of intellectual property rights will not be asserted in the future. The intellectual property claims that have been made or that may be asserted against the Company could require that the Company discontinue the use of certain processes or cease the manufacture, use and sale of infringing products, to incur significant litigation costs and damages and to develop noninfringing technology. There can be no assurance that the Company would be able to obtain such licenses on acceptable terms or to develop noninfringing technology. Further, the failure to renew or renegotiate existing licenses, or significant increases in amounts payable or the inability to obtain a license, could have a materially adverse effect on the Company.

         A substantial percentage of the Company's revenues are derived from export sales, which are generally denominated in local currencies. The Company's offshore assembly and test operations and export sales are subject to risks associated with foreign operations, including political instability, currency controls and fluctuations, changes in local economic conditions and import and export controls, as well as changes in tax laws, tariffs and freight rates. Recently, contract pricing for raw materials used in the fabrication and assembly processes, as well as for subcontract assembly services, has been impacted by currency exchange rate fluctuations.

         The Company is subject to a variety of regulations related to hazardous materials used in its manufacturing process. Any failure by the Company to control the use of, or to restrict adequately the discharge of, hazardous materials under present or future regulations could subject it to substantial liability or could cause its manufacturing operations to be suspended.

         The Company's Common Stock and the Notes have experienced substantial price volatility and such volatility may occur in the future, particularly as a result of quarter-to-quarter variations in the actual or anticipated financial results of the Company, the companies in the semiconductor industry or in the markets served by the Company, or announcements by the Company or its competitors regarding new product introductions. In addition, the stock market has experienced extreme price and volume fluctuations that have affected the market price of many technology companies' stock in particular. These factors may adversely affect the price of the Common Stock and the Notes.

PART II  OTHER INFORMATION

Item 4.  Submission of Matters to a vote of Security Holders

(a) On Wednesday, August 28, 1996 the Company held its 1996 Annual Meeting of Shareholders. At the meeting, 72,498,795 shares of Common Stock were represented in person or by proxy, representing 93.01% of the total outstanding shares.

(b) The meeting involved the election of two Class III Directors - D. John Carey and Carl E. Berg

                                    Votes For                 Votes Withheld

         D. John Carey              71,098,140                  1,400,655
         Carl E. Berg               71,042,409                  1,456,386

         The term of office of the following directors also continued after the meeting:

         Leonard C. Perham
         Federico Faggin
         John C. Bolger

(c) Two additional matters were voted upon at the meeting, the results of which were as follows:

(i) Amendment to the Company's 1994 Stock Option Plan to increase the number of shares reserved thereunder from 7,250,000 to 10,750,000:

           Votes For:               57,234,157
           Votes Against:           10,537,125
           Votes Withheld:             658,543
           Broker Non Votes:         4,068,970

(ii) Ratification of appointment of Price Waterhouse LLP as independent auditors for fiscal 1997:

           Votes For:                 71,842,086
           Votes Against:                371,380
           Votes Withheld:               285,329
           Broker Non Votes:                   0

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

                                    INTEGRATED DEVICE TECHNOLOGY, INC.



Date:    November 4, 1996           /s/     Leonard C. Perham
                                    ------------------------------------
                                    Leonard C. Perham
                                    Chief Executive Officer


Date:   November 4, 1996            /s/      William D. Snyder
                                    ------------------------------------
                                    William D. Snyder
                                    Vice President Finance (principal
                                    financial and accounting officer)