Form 10-Q
period 1996-12-29
INTEGRATED DEVICE TECHNOLOGY INC
filed 1997-02-10
CIK 703361

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                   -------------------------------------------

                                    FORM 10-Q
(Mark One)

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 29, 1996
                                       OR
( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

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

The number of outstanding shares of the registrant's Common Stock, $.001 par value, as of January 26, 1997, was 79,593,578.

                          PART I. FINANCIAL INFORMATION
      --------------------------------------------------------------------

Item 1. Financial Statements

                       INTEGRATED DEVICE TECHNOLOGY, INC.
      --------------------------------------------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
    ------------------------------------------------------------------------
                     ( In thousands, except per share data)
                                   (Unaudited)
                                                    Three months    Three months
                                                       Ended           Ended
                                                    December 29,    December 31,
                                                        1996             1995
                                                      ---------       ---------
Revenues                                              $ 130,992       $ 188,545

Cost of revenues                                         83,623          80,400
Asset impairment and other                               45,223
                                                      ---------       ---------

Gross profit                                              2,146         108,145
                                                      ---------       ---------

Operating expenses:
  Research and development                               40,528          35,142
  Selling, general and administrative                    21,669          23,010
                                                      ---------       ---------

Total operating expenses                                 62,197          58,152
                                                      ---------       ---------

Operating income (loss)                                 (60,051)         49,993

Interest expense                                         (3,612)         (2,556)
Interest income and other, net                              156           4,821
                                                      ---------       ---------

Income (loss) before income taxes                       (63,507)         52,258

Provision (benefit) for income taxes                    (20,589)         16,723
                                                      ---------       ---------

Net income (loss)                                     $ (42,918)      $  35,535
                                                      =========       =========

 Net income (loss) per share:
   Primary                                            $   (0.55)      $    0.44
   Fully Diluted                                      $   (0.55)      $    0.42

 Weighted average shares:
   Primary                                               78,527          81,362
   Fully Diluted                                         78,527          88,393



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                       INTEGRATED DEVICE TECHNOLOGY, INC.
 -------------------------------------------------------------------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 -------------------------------------------------------------------------------
                     ( In thousands, except per share data)
                                   (Unaudited)

                                                     Nine months     Nine months
                                                        Ended          Ended
                                                     December  29,  December 31,
                                                         1996           1995
                                                      ---------       ---------
Revenues                                              $ 394,016       $ 519,244

Cost of revenues                                        237,530         220,441
Asset impairment and other                               45,223
                                                      ---------       ---------

Gross profit                                            111,263         298,803
                                                      ---------       ---------
Operating expenses:
  Research and development                              117,366          96,007
  Selling, general and administrative                    60,868          65,081
                                                      ---------       ---------

Total operating expenses                                178,234         161,088
                                                      ---------       ---------

Operating income (loss)                                 (66,971)        137,715

Interest expense                                         (8,350)         (7,401)
Interest income and other, net                            9,077          14,778
                                                      ---------       ---------

Income (loss) before income taxes                       (66,244)        145,092

Provision (benefit) for income taxes                    (21,861)         46,430
                                                      ---------       ---------

Net income (loss)                                     $ (44,383)      $  98,662
                                                      =========       =========

 Net income (loss) per share:
   Primary                                            $   (0.57)      $    1.21
   Fully Diluted                                      $   (0.57)      $    1.18

 Weighted average shares:
   Primary                                               78,080          81,859
   Fully Diluted                                         78,080          87,460



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.


                                                 INTEGRATED DEVICE TECHNOLOGY, INC.
                        ------------------------------------------------------------------------------------
                                                CONDENSED CONSOLIDATED BALANCE SHEETS
                   -----------------------------------------------------------------------------------------------
                                                (In thousands, except share amounts)
                                                             (Unaudited)

                                                                                                 December  29,            March 31,
                                                                                                      1996                   1996
                                                                                                   ---------              ---------
ASSETS
Current assets:
   Cash and cash equivalents                                                                       $ 107,428              $ 157,228
   Short-term investments                                                                             76,872                104,046
   Accounts receivable, net                                                                           75,349                 85,026
   Inventory                                                                                          47,825                 46,630
   Deferred tax assets                                                                                59,346                 38,712
   Prepayments and other current assets                                                               29,816                 15,658
                                                                                                   ---------              ---------
Total current assets                                                                                 396,636                447,300

Property, plant and equipment, net                                                                   433,926                415,214
Other assets                                                                                          65,601                 76,920
                                                                                                   ---------              ---------
TOTAL ASSETS                                                                                       $ 896,163              $ 939,434
                                                                                                   =========              =========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                                 $  62,414              $  78,821
  Accrued compensation and related expense                                                            13,329                 29,237
  Deferred income on shipments to distributors                                                        31,700                 31,325
  Other accrued liabilities                                                                           17,712                 17,918
  Current portion of  long-term obligations                                                            5,792                  3,799
                                                                                                   ---------              ---------
Total current liabilities                                                                            130,947                161,100
                                                                                                   ---------              ---------

5.5% Convertible Subordinated Notes, net of issuance costs                                           183,007                182,558
                                                                                                   ---------              ---------
Long-term obligations                                                                                 62,820                 46,049
                                                                                                   ---------              ---------

Commitments and Contingencies

Stockholders' equity:
  Preferred stock; $.001 par value:
    10,000,000 shares authorized; no shares issued
  Common stock; $.001 par value: 200,000,000
    shares authorized; 79,339,293  and
    77,496,833 shares issued and outstanding                                                              79                     77
  Additional paid-in capital                                                                         301,241                287,064
  Retained earnings                                                                                  218,606                262,989
  Unrealized gain on available-for-sale securities, net                                                   89                    102
  Cumulative translation adjustment                                                                     (626)                  (505)
                                                                                                   ---------              ---------
Total stockholders' equity                                                                           519,389                549,727
                                                                                                   ---------              ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                         $ 896,163              $ 939,434
                                                                                                   =========              =========


                  The accompanying notes are an integral part of these condensed consolidated financial statements.


                                                 INTEGRATED DEVICE TECHNOLOGY, INC.
                                --------------------------------------------------------------------
                                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    ---------------------------------------------------------------------------------------------
                                                           (In thousands)
                                                             (Unaudited)

                                                                                                  Nine months            Nine months
                                                                                                    Ended                    Ended
                                                                                                 December  29,          December 31,
                                                                                                     1996                    1995
                                                                                                   ---------              ---------
Operating activities:
  Net income (loss)                                                                                $ (44,383)             $  98,662
  Adjustments:
    Depreciation and amortization                                                                     75,317                 37,765
    Asset impairment and other                                                                        45,222                   --
    Deferred tax assets                                                                              (20,634)                 1,277
  Changes in assets and liabilities:
      Accounts receivable                                                                              9,677                (25,642)
      Inventory                                                                                       (1,825)                (9,511)
      Prepaid expenses and other current assets                                                      (13,798)                (7,624)
      Other assets                                                                                     3,571                 (2,792)
      Accounts payable                                                                               (13,756)                57,911
      Accrued compensation and related expense                                                       (15,908)                   418
      Deferred income on shipments to distributors                                                       375                 12,096
      Income taxes payable                                                                            (6,614)                 6,350
      Other accrued liabilities                                                                          957                    789
                                                                                                   ---------              ---------
  Net cash provided by operating activities                                                           18,201                169,699
                                                                                                   ---------              ---------

Investing activities:
    Purchases of property, plant and equipment                                                      (174,262)              (228,352)
    Proceeds from sale of property, plant and equipment                                               53,010                    215
    Purchases of short-term investments                                                              (22,037)              (170,003)
    Proceeds from sales of short-term investments                                                     49,198                157,893
    Purchases of equity investments                                                                   (6,960)                  --
    Proceeds from (purchases of) sales of investments
         collateralizing facility lease                                                               10,662                (57,394)
                                                                                                   ---------              ---------
  Net cash used for investing activities                                                             (90,389)              (297,641)
                                                                                                   ---------              ---------

Financing activities:
    Issuance of common stock, net                                                                      5,670                  5,179
    Proceeds from issuance of convertible subordinated notes,
         net of issuance costs                                                                          --                  196,721
    Proceeds from secured equipment financing                                                         20,959                   --
    Payments on capital leases and other debt                                                         (4,241)                (4,691)
                                                                                                   ---------              ---------
  Net cash provided by financing activities                                                           22,388                197,209
                                                                                                   ---------              ---------

Net  increase (decrease) in cash and cash equivalents                                                (49,800)                69,267

Cash and cash equivalents at beginning of period                                                     157,228                130,211
                                                                                                   ---------              ---------

Cash and cash equivalents at end of period                                                         $ 107,428              $ 199,478
                                                                                                   =========              =========


Supplemental disclosures:
    Interest paid                                                                                  $  11,785              $   6,935
    Income taxes paid                                                                                 12,459                 38,535


                  The accompanying notes are an integral part of these condensed consolidated financial statements.

                       INTEGRATED DEVICE TECHNOLOGY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. In the opinion of Integrated Device Technology, Inc. (IDT or the Company), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial information included therein. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended March 31, 1996. The results of operations for the three and nine-month periods ending December 29, 1996 are not necessarily indicative of the results to be expected for the full year.

2.       Inventory consists of the following (in thousands):

                                           December 29, 1996      March 31, 1996
                                           -----------------      --------------
         Raw materials                          $ 5,568              $ 5,171
         Work-in-process                         22,252               22,538
         Finished goods                          20,005               18,921
                                                -------              -------
                                                $47,825              $46,630
                                                =======              =======

3. For the first nine months of fiscal 1997 the Company recognized a benefit for income taxes primarily reflecting the carryback of a U.S. operating loss partially offset by taxes on the earnings of foreign subsidiaries. Income taxes in state jurisdictions are not significant due to available investment tax credits and research and development credits.

4. Primary net income (loss) per common share is computed using the weighted average number of common shares and the dilutive effects of common stock equivalent shares outstanding during the period. Common stock equivalent shares include shares issuable under the Company's stock option plans. Fully diluted net income (loss) per share is computed by adjusting  the primary  shares  outstanding  and net income
         (loss) for the potential effect of the conversion of the 5.5% Convertible Subordinated Notes (the Notes) outstanding and the elimination of the related interest and deferred debt issue costs (net of income taxes). When the effect of including common stock equivalents or the conversion of the Notes on primary or fully diluted net income
         (loss) per share is antidilutive, as is the case in the quarter and nine months ended December 29, 1996, these securities are not included in the calculation of net income (loss) per share.

5. The Company's obligations under the five-year $64 million Tax Ownership Lease transaction for the construction of the Hillsboro, Oregon facility are secured by a line of credit trust deed on the building. Initially, this lease was collateralized by cash and/or investments (restricted securities) up to 105% of the lessor's construction costs. During the first quarter of fiscal 1997, in accordance with the terms of the lease, the collateral requirement was reduced to 89.25% of the lessor's cost. Restricted securities collateralizing this lease, included in other non-current assets, were $57,120,000 at December 29, 1996 compared to $67,782,000 at March 31,
         1996.

6. In September 1996, the Company completed two secured equipment financing agreements which amounted to $21 million at interest rates of 8.41% and 8.48% collaterized by equipment purchased for the Oregon fabrication facility. The borrowing arrangements fully amortize over the 60 month terms of the notes.

         In the second and third quarters of fiscal 1997, the Company also completed several sale and leaseback transactions with various leasing companies. The sale and leaseback transactions generated financing proceeds of $53.0 million. Under these leasing arrangements, equipment purchased for the Oregon fabrication facility with a net book value at the time of the sale and leaseback transaction of $52.6 million was sold to the leasing companies and leased back for use at the Oregon facility under leases classified as operating leases. With respect to the secured equipment financing and leasing arrangements, the Company is not required to maintain compliance with any financial covenants.

7. In March 1995, the FASB issued Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-lived Assets" (SFAS 121), which is effective for the Company's fiscal year 1997 and future years. SFAS 121 requires that long-lived assets held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the net book value of an asset will not be recovered through expected future cash flows (undiscounted and before interest) from use of the asset. The amount of impairment loss is measured as the difference between the net book value of the assets and the estimated fair value of the related assets.

         In the current quarter, the Company recorded charges related to the impairment of certain older manufacturing assets and other adjustments of approximately $45 million. These adjustments related primarily to recording reserves against the carrying value of manufacturing assets, including the Company's oldest wafer fabrication plant in Salinas, California. As a result of significant changes in the semiconductor industry, such as the rapid erosion of SRAM average selling prices, and the Company's emphasis on communication-oriented products, the Company has accelerated the use of more advanced manufacturing processes to produce its products. The use of these more advanced processes and available information on demand for the Company's products indicate that the remaining cost of these selected older manufacturing assets will not be fully recovered. The fair value of manufacturing assets was based principally upon third party estimates of fair values.

         Separately, the Company recorded charges of approximately $10 million relating to the writedown of certain technology investments and other miscellaneous items.

8. The Company previously leased one facility from a shareholder and director of the Company. The Company entered into an agreement to acquire the facility for $8,509,000 and as payment, in the third quarter of fiscal 1997, issued 782,445 unregistered shares of the Company's stock at $10.875 per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         All references are to the Company's fiscal periods ended December 29, 1996, and December 31, 1995, unless otherwise indicated. Quarterly financial results may not be indicative of the financial results of future periods. The following discussion contains forward looking statements that involve a number of risks and uncertainties. Factors that could cause actual results to differ materially are included, but are not limited to, those identified in "Factors Affecting Future Results". The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof.


RESULTS OF OPERATIONS

Revenues

          Revenue for the third quarter of fiscal 1997 was $131.0 million, an increase of 9% over the immediately prior quarter of fiscal 1997 and a 31% decrease from $188.5 million recorded for the same period one year ago. For the nine months ended December 29, 1996, revenue was $394.0 million, a 24% decrease from $519.2 million for the first nine months of the prior fiscal year.

         Total units shipped increased approximately 15% and 5% when compared to the second quarter of fiscal 1997 and the third quarter of fiscal 1996, respectively. When comparing the third quarter and nine months of fiscal 1997 to the same periods of fiscal 1996, net unit sales of the RISC microprocessor family more than doubled and logic units sold increased. During the third quarter of fiscal 1997, net unit sales of SRAM products increased approximately 3% when compared to the third quarter of fiscal 1996, but for the nine months ended December 29, 1996, net unit sales of SRAM products decreased approximately 12%.

         The revenue decrease in both periods was primarily attributable to lower average selling prices for industry standard SRAM products in all geographic regions and sales channels and, for the nine months ended December 29, 1996, fewer net SRAM units sold. Previously, through the second quarter of fiscal 1997, SRAM average selling prices experienced market price declines of as much as 80% over twelve months. During the third quarter of fiscal 1997, prices of SRAM products were essentially stable; however, in the future, as described below, market prices for these products may change. Lower average SRAM and related module product selling prices in the first nine months of fiscal 1997 were also attributable to maturation of certain products. Microprocessor average selling prices also declined as product mix sold in fiscal 1997 reflected a greater proportion of embedded controller products which command lower average selling prices in the market than standard microprocessor products. The microprocessor product family mix sold is expected to continue to include a greater proportion of embedded controllers. The average selling price realized per unit for logic products also decreased.

         The semiconductor industry is highly cyclical and is subject to significant downturns. Such downturns are characterized by diminished product demand, production over-capacity and accelerated average selling price erosion. The price the Company receives for its industry standard SRAM and other products, is therefore dependent upon industry-wide demand and capacity, and such prices have been historically subject to rapid change. Reflecting market conditions, average selling prices realized for SRAM-related products were favorable for the first three quarters of fiscal 1996, while orders shipped in the first three quarters of fiscal 1997 were at significantly lower prices. New SRAM orders continue to be at low prices, and the Company expects that these prices will continue to adversely affect the Company's operating results.


Gross Profit

         In the third quarter of fiscal 1997, the Company recorded charges of $45.2 million which are specifically identified in the Company's Statements of Operations as reducing gross profit. Additionally, the Company recorded $10 million in charges which relate to the write off of certain technology investments and other miscellaneous items, which have been classified in the Company's Statements of Operations in accordance with the nature of the charge, including cost of revenue. The $45.2 million charge relates principally to recording reserves against the carrying value of manufacturing assets, including the Company's oldest wafer fabrication plant in Salinas, California, and other items. Reserves against manufacturing assets were recorded in accordance with Statement of Financial Accounting Standards 121 (SFAS 121) "Accounting for the Impairment of Long Lived Assets". SFAS 121 requires that the Company analyze whether the cash flows attributable to an asset support the value assigned to that asset in the financial statements. Where estimated cash flow is not sufficient to recover the net asset carrying values, a fair value approach is taken towards reassigning a carrying value to the assets. As a result of significant changes in the semiconductor industry, such as the rapid erosion of SRAM average selling prices, and the Company's emphasis on communication-oriented products, the Company has accelerated the use of more advanced manufacturing processes to produce its products. The use of these more advanced processes and available information on demand for the Company's products indicate that the remaining cost of these selected older manufacturing assets will not be fully recovered. Therefore, reserves have been recorded for the difference between net carrying value at historical costs and estimates of the fair market value of the assets.

         Including the above charge, gross profit in the third quarter of fiscal 1997 decreased by $106 million to $2.1 million and gross margin decreased from 57.4% to 1.6%, when comparing the third quarter of fiscal 1997 to the same quarter of the prior year. Excluding the $45.2 million charge for asset impairment and other reserves, gross profit in the third quarter of fiscal 1997 decreased by $60.8 million to $47.4 million and gross margin decreased from 57.4% to 36.2%. Gross margin realized in the second quarter of fiscal 1997 was 31.7%. For the nine-month period ended December 29, 1996, gross profit decreased to $111.3 million or to 28.2% of revenues, as compared to $298.8 million or 57.5%, respectively, for the comparable period of the prior year. Excluding the $45.2 million charge for asset impairment and other reserves, for the nine-month period, gross profit decreased to $156.5 million or to 39.7% of revenues, as compared to $298.8 million or 57.5% for the comparable period of the prior year. The decrease in gross profit in the third quarter and nine-month periods of fiscal 1997 compared to the fiscal 1996 periods was primarily attributable to the charge for asset impairment and other reserves, and significant erosion of average selling prices for SRAM and related module products. Additionally, the Company has recorded adjustments for SRAM and other component inventories. The improvement in gross margin, excluding the asset impairment and other reserves, recorded in the third quarter of fiscal 1997, when compared to the second quarter of fiscal 1997, is primarily attributable to sales increasing by a greater percentage than amounts recorded as cost of revenues.

         Also adversely impacting gross profit during the third quarter of fiscal 1997 were costs, which were not fully offset by additional revenues, associated with the new 8" wafer fabrication facility located in Hillsboro, Oregon. During the third quarter, as this facility continued its production ramp, both the number of wafers produced and the total manufacturing cost incurred increased when compared to previous quarters. During the first quarter of fiscal 1997, substantially all operating expenses associated with the new Oregon facility were classified as process engineering research and development expense, as production of salable die was not significant. In the second and third quarters, costs associated with the Oregon facility negatively impacted gross margins, as a majority of total facility operating costs were allocated to the manufacture of products charged to cost of goods sold. The remainder of the operating costs were charged to process engineering research and development expense, based on activities performed. For the remaining quarter of fiscal 1997 and into fiscal 1998, the level of expense associated with the Oregon fabrication facility is expected to increase on a quarterly basis over the levels of expense incurred during each quarter of the first nine months of fiscal 1997. The anticipated increased costs are associated with additional equipment to be installed and other costs incurred which are necessary to achieve more effective utilization of the facility. Additionally, in future quarters the percentage of these costs recorded as cost of revenues may increase, based upon production volumes and activities performed.

         The Oregon facility provides the Company with significant additional available production capacity, and, as a result of current market conditions, the Company's production volumes at its wafer fabrication facilities have not increased sufficiently to take full advantage of the additional capacity. Further, the Company is unable to predict whether demand for industry standard SRAM products or IDT's share of the available market will improve. Should IDT's production volumes, especially at its fabrication facilities, remain constant or decline and should the Company be unable to otherwise decrease costs per unit sold, the Company's results of operations will continue to be adversely impacted. Therefore, because pricing on industry-standard SRAM products and market demand for production volumes may not improve and a greater percentage of the Oregon facility's operating costs may be allocated to cost of goods sold, based on activities performed, the Company can give no assurance of any improvement in its gross profit in the fourth quarter of fiscal 1997.

         The Company continued its efforts to shift to smaller die designs and its most advanced wafer fabrication processes, which result in increased die per wafer and therefore lower unit costs. However, declining average selling prices primarily for SRAM products and the inability of the Company to take full advantage of additional manufacturing capacity more than offset manufacturing efficiencies gained during the third quarter and nine months of fiscal 1997.


Research and Development

         Research and development (R&D) expenses increased in absolute spending and as a percentage of revenues for the third quarter and the first nine months of fiscal 1997 when compared to the same periods of fiscal 1996. R&D expenses grew $5.4 million from $35.1 million in the quarter ended December 31, 1995 to $40.5 million in the quarter ended December 29, 1996, and such expenses increased as a percentage of revenues to 30.9% from 18.6%. For the nine-month period, R&D expenses increased 22.2% to $117.4 million and as a percentage of sales increased to 29.8% up from 18.5% for the corresponding nine-month period of fiscal 1996.

         In the third quarter of fiscal 1997, the Company wrote off to R&D expense certain technology investments with a remaining cost of approximately $2 million. Additionally, the Company's policy is to not capitalize preoperating costs associated with new manufacturing facilities, and significant facility start-up and staffing expenses were incurred at the new 8" wafer fabrication facility in Hillsboro, Oregon. In the first nine months of fiscal 1997, operating expenditures associated with the start up of the Oregon fabrication facility were classified as process engineering R&D expense and cost of revenues, based upon activities performed. Aggregate process R&D expenditures incurred during the first nine months of fiscal 1997 associated with the Oregon fabrication facility amounted to approximately $27 million.

         IDT continued development of several sub-0.5 micron CMOS process technologies during the first nine months of fiscal 1997. Additionally, with the goal of expanding product offerings, the Company is conducting research into applications of high speed DRAM technology for the communications market, is developing microprocessors for communications, embedded control and other applications, is developing advanced SRAM architecture that significantly improves performance of communications applications requiring frequent switches between reads and writes, and is also developing a family of specialty memory products for the ATM market. IDT believes that high levels of R&D investment are required to support its strategy of providing products to its customers which are not readily available from its competitors. However, there can be no assurance that additional research and development investment will result in new product offerings or that any new offerings will achieve market acceptance.

Selling, General and Administrative Expenses

         Selling, general and administrative (S,G&A) expenses decreased by $1.3 million from $23.0 million in the quarter ended December 31, 1995 to $21.7 million in the quarter ended December 29, 1996, but increased as a percentage of revenues to 16.5% from 12.2%. S,G&A expenses decreased 6.5% to $60.9 million for the first nine months of fiscal 1997 from $65.1 million, but increased as a percentage of revenues to 15.4% from 12.5% in the comparable period of the prior year. A portion of S,G&A expenses, such as sales commissions, management bonuses and employee profit sharing, vary with sales and

Company profitability and have decreased as sales and profitability have declined. While S,G&A expenses have decreased in terms of absolute dollars, they have increased as a percentage of sales because of the magnitude of the sales decrease in fiscal 1997 and the fixed nature of a portion of these costs. Also partially offsetting declines in expenses which vary with sales and profitability are expenses associated with initiatives to implement enterprise-wide management information systems. The Company anticipates the S,G&A expenses for the remainder of fiscal 1997 will remain constant as a percentage of revenues. However, should revenues decrease or expenses increase significantly, S,G&A as a percentage of sales may increase.

Interest expense

         Interest expense increased to $3.6 million in the third quarter of fiscal 1997 compared with $2.6 million for the same quarter a year ago. For the nine-month period, interest expense increased to $8.4 million from $7.4 million in the year ago period. Interest expense is primarily associated with debt sold during the first quarter of fiscal 1996 and $21 million borrowed under secured lending facilities entered into in the second quarter of fiscal 1997. In fiscal 1996, $201.3 million of 5.5% Convertible Subordinated Notes due in 2002 (the "Notes") were issued, of which $15 million was subsequently retired at a discount. Interest capitalized during this nine-month period, associated with the Oregon fabrication facility and the Philippines assembly and test facility, amounted to approximately $1.7 million. As the construction of both the Oregon and Philippines facilities is complete, interest capitalization in fiscal 1997 in connection with these projects has ceased. The increase in interest expense in the third quarter and in the first nine months of fiscal 1997 is therefore primarily attributable to the cessation of interest capitalization and interest on the secured lending facility. Also, with the cessation of interest capitalization for the Oregon and Philippine projects and the addition of the secured lending facility, the Company anticipates that for the remainder of fiscal 1997, interest expense will increase when compared to fiscal 1996.

Interest income and other

         Interest income and other, net, decreased to $0.2 million in the third quarter and $9.1 million for the nine-month period of fiscal 1997 compared to $4.8 million and $14.8 million for the same periods of the prior year. Interest income decreased because of lower average cash balances as the Company has continued to pay cash for significant capital expenditures in fiscal 1997. Also included as other income in the third quarter of fiscal 1997 is a loss in the amount of $2.0 million realized on the write-off of an equity investment. The Company expects that the interest income component of interest income and other, will decrease for the remainder of fiscal 1997 when compared to fiscal 1996 because of lower interest income associated with lower average cash balances.

Income taxes

         For the first nine months of fiscal 1997, the Company recognized a benefit for income taxes at an effective tax rate of 33%. This benefit rate reflects carryback of the current loss for Federal purposes in the United States. The rate differs from the U. S. statutory rate of 35% primarily because of the timing of available loss carrybacks and due to earnings of foreign subsidiaries being taxed at different rates. Historically, income taxes in state jurisdictions have not been significant due to available investment tax credits and research and development credits. The Company has consumed substantially all of the tax benefits associated with its Malaysian subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

         The Company generated $18.2 million of funds from operations in the first nine months of fiscal 1997, down from $169.7 million of funds from operations during the first nine months of fiscal 1996. At December 29, 1996, cash and cash equivalents were $107.4 million, a decrease of $49.8 million during the first nine months of fiscal 1997. Cash provided by operating activities primarily reflected a net loss offset by depreciation and amortization, asset impairment and other reserves recorded and changes to working capital. Significant changes in operating assets and liabilities resulted from collection of accounts receivable, timing of payments for accounts payable, accrued payroll and bonus, and an accrual of an income tax refund receivable. Increased depreciation and amortization charges in fiscal 1997 are associated with new facilities, improvements to existing facilities and new equipment. The asset impairment and other reserves recorded are described above.

         During the first nine months of fiscal 1997, the Company's net cash used in investing activities was $90.4 million of which $174.3 million was used for capital equipment and property and plant improvements. Cash proceeds from the equipment sale and lease back arrangements in September 1996 and December 1996 amounted to $53.0 million. Cash generated from the sale of short-term investments, net of purchases of short-term investments, was $27.2 million. In addition, at December 29, 1996, the Company had $57.1 million of restricted securities as collateral under a Tax Ownership Operating Lease entered into in January 1995 related to the construction of the new 8" wafer fabrication facility in Oregon. At March 31, 1996, the securities pledged as collateral amounted to 105% of the lessor's construction costs, as required until the building was completed. During the first quarter of fiscal 1997, the facility was completed, and in accordance with the terms of the facility lease, the collateral requirement was reduced to 89.25% of the lessor's cost to construct the facility. Therefore, as the facility was completed during the first quarter of fiscal 1997, the lessor released as collateral $10.7 million of restricted securities.

         In view of current capacity requirements, the Company anticipates total fiscal 1997 capital expenditures of approximately $155.0 million, net of assets purchased and then sold and leased back, which is a reduction of approximately $100.0 million from the amount originally planned for the fiscal year. This reduction in planned capital spending primarily reflects a reduction in planned equipment additions associated with lower capacity requirements to meet current market demand for industry standard SRAM parts. In the first nine months of fiscal 1997, $121.3 million, net, was expended for planned capital additions. Fiscal 1997 capital requirements are principally in connection with continued installation of equipment in the new Oregon facility plus continued equipping of the new Philippine plant and other capacity improvements. These expenditures are required to achieve more effective utilization of these facilities.

         The Company's ability to invest to satisfy its capacity requirements is in part dependent on the Company's ability to generate cash from operations. Cash flow from operations depends significantly on the average selling prices of the Company's products, variable cost per unit and other industry conditions which the Company cannot predict. Future declines in selling prices for industry standard SRAM products or other products manufactured by the Company, which cannot be otherwise offset, will adversely impact the Company's ability to generate funds from operations. If the Company is not able to generate sufficient funds from operations or other sources to fund its capacity and R&D requirements, the Company's results from operations, cash flows and financial condition will be adversely impacted.

         In September 1996, the Company completed secured equipment financing agreements which total approximately $21.0 million for equipment purchased for the Oregon fabrication facility. The borrowing arrangements fully amortize over the 60 month terms of loans. Additionally, in September 1996 and December 1996, the Company completed equipment sale and lease back arrangements with several leasing companies. Equipment purchased by the Company for the Oregon fabrication facility with a net book value of $52.6 million was sold to the leasing companies and leased back for use at the Oregon facility under leases classified as operating leases.

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

         In the third quarter of fiscal 1997, the Company completed the acquisition of its Salinas wafer fabrication facility, which the Company had been leasing from Baccarat Silicon, Inc. ("Baccarat"). Carl E. Berg, a director of the Company, owned fifty percent of Baccarat at the time of the acquisition. In the transaction, which was structured as a tax free reorganization, the Company merged a newly-created, wholly-owned subsidiary into Baccarat and issued an aggregate of 782,445 shares of the Company's common stock in exchange for all the outstanding capital stock of Baccarat. The issuance of these shares of common stock was not registered under the Securities Act of 1933, as amended (the "Securities Act"), by virtue of the exemption provided by Section 4(2) of the Securities Act.

         The Company believes that existing cash and cash equivalents, cash flow from operations and existing credit facilities will be sufficient to meet its working capital, mandatory debt repayment and anticipated capital expenditure requirements for the next twelve months. While the Company is reviewing all operations with respect to cost savings opportunities and has implemented a reduction of approximately 5% of its domestic work force and is planning other cost containment measures, there can be no assurance that the Company will not be required to seek other financing sooner or that such financing, if required, will be available on terms satisfactory to the Company. If the Company is required to seek other financing sooner, the unavailability of financing on terms satisfactory to IDT could have a material adverse effect on the Company.

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

         IDT's operating results have been, and in the future may be, subject to fluctuations due to a wide variety of factors including the timing of or delays in new product and process technology announcements and introductions by the Company or its competitors, competitive pricing pressures, particularly in the SRAM memory market, fluctuations in manufacturing yields, changes in the mix of product sold, availability and costs of raw materials, the cyclical nature of the semiconductor industry, industry-wide wafer processing capacity, economic conditions in various geographic areas, and costs associated with other events, such as underutilization or expansion of production capacity, intellectual property disputes, or other litigation. Additionally, many of the preceding factors also impact the recoverability of the cost of manufacturing and other assets, and as business conditions change, future writedowns or abandonment of these assets may occur. Further, there can be no assurance that the Company will be able to compete successfully in the future against existing or potential competitors or that the Company's operating results will not be adversely affected by increased price competition.

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

         In the first nine months of fiscal 1997, the Company began producing saleable products at the Oregon fabrication and Philippines assembly and test facilities. Historically, the Company has utilized subcontractors for the majority of its incremental assembly requirements, typically at higher costs than its own Malaysian assembly and test operations. The Company expects to continue utilizing subcontractors extensively as its Philippines assembly and test plant ramps its production volumes. Due to production lead times and current capacity constraints, especially in the assembly and test production areas, any failure by the Company to adequately forecast the mix of product demand could adversely affect the Company's sales and operating results. These capacity expansion programs in Oregon and the Philippines face a number of substantial risks including, but not limited to, cost overruns, equipment delays or shortages, manufacturing start-up or process problems or difficulties in hiring key managers and technical personnel. In addition, the Company has never operated an eight-inch wafer fabrication facility. Accordingly, the Company could incur unanticipated process or production problems. From time to time, the Company has experienced production difficulties that have caused delivery delays and quality problems. There can be no assurance that the Company will not experience manufacturing problems and product delivery delays in the future as a result of, among other things, changes to its process technologies, ramping production and installing new equipment at its facilities, including the facilities in Oregon and the Philippines. Further, the Company's older wafer fabrication facilities are located relatively near each other in Northern California. If the Company were unable to use these facilities, as a result of a natural disaster or otherwise, the Company's operations would be materially adversely affected until the Company was able to obtain other production capability.

          The Company's capacity additions result in a significant increase in fixed and operating expenses which may not be fully offset by additional revenues for some time after operations commence. Historically, the Company has expensed the operating expenses associated with bringing a new fabrication facility to commercial production as R&D in the period such expenses are incurred. However, as commercial production at a new fabrication facility commences, the operating costs are classified as cost of revenues, and the Company begins to recognize depreciation expense relating to the facility. Accordingly, as the Oregon fabrication facility now contributes to revenues, the Company recognizes substantial operating expenses associated with the facility as cost of revenues, which, in the second and third quarters of fiscal 1997, has reduced gross margins. As commercial production continues in fiscal 1997 and 1998, the Company anticipates incurring substantial additional operating costs and depreciation expenses relating to the facility. Accordingly, if revenue levels do not increase sufficiently to offset these additional expense levels, or if the Company is unable to achieve gross margins from products produced at the Oregon facility that are comparable to the Company's current products, the Company's future results of operations will be adversely impacted.

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

         A substantial percentage of the Company's revenues are derived from export sales, which are generally denominated in local currencies. The Company's offshore assembly and test operations and export sales are subject to risks associated with foreign operations, including political instability, currency controls and fluctuations, changes in local economic conditions and import and export controls, as well as changes in tax laws, tariffs and freight rates. Contract pricing for raw materials used in the fabrication and assembly processes, as well as for subcontract assembly services, can be impacted by currency exchange rate fluctuations as such fluctuations occur.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)      The following exhibits are filed herewith:

Exhibit
No.               Description
--------------------------------------------------------------------------------

2.1 Agreement and Plan of Reorganization dated as of October 1, 1996, by and among Integrated Device Technology, Inc., Integrated Device Technology Salinas Corp. and Baccarat Silicon, Inc.

2.2               Agreement of Merger dated as of October 1, 1996,  by and among
                  Integrated   Device   Technology,   Inc.,   Integrated  Device
                  Technology Salinas Corp. and Baccarat Silicon, Inc.

10.1 Registration Rights Agreement dated as of October 1, 1996 among Integrated Device Technology, Inc. and the other parties thereto.

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

                                    INTEGRATED DEVICE TECHNOLOGY, INC.



Date:    February 10, 1997          /s/ Leonard C. Perham
                                    ------------------------------------
                                    Leonard C. Perham
                                    Chief Executive Officer


Date:   February 10, 1997          /s/      William D. Snyder
                                   ------------------------------------
                                   William D. Snyder
                                   Vice President Finance (principal
                                   financial and accounting officer)