Form 10-K
period 1997-03-30
INTEGRATED DEVICE TECHNOLOGY INC
filed 1997-05-20
CIK 703361

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

(Check One)
  (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                    For the fiscal year ended March 30, 1997
                                       OR

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was approximately $878,416,000 as of April 27, 1997, based upon the closing sale price of $11.50 per share on the nasdaq National Market for that date. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 79,682,667 shares of the Registrant's Common Stock issued and outstanding as of April 27, 1997.


                       DOCUMENTS INCORPORATED BY REFERENCE
Items 10, 11, 12, and 13 of Part III incorporate information by reference from the Proxy Statement for the 1997 Annual Meeting of Stockholders to be held on August 28, 1997.

PART I

ITEM 1. BUSINESS

Integrated Device Technology, Inc. "IDT" or the "Company" designs, develops, manufactures and markets a broad range of high-performance semiconductor products and modules for its target market segments: communications equipment, such as routers, hubs, switches, cellular base stations and other devices;
desktop and distributed computing systems, such as workstations and servers, desktop and notebook personal computers; and office automation equipment, such as laser printers and color copiers. IDT enhances the opportunity for its customers to optimize the cost and performance of their systems with product offerings which include specialty memory, high-speed SRAM (static random access memories), logic, embedded control and other semiconductor products. In its manufacturing processes, IDT uses advanced CMOS (complimentary metal oxide silicon) process technology.

The Company markets its products on a worldwide basis primarily to OEMs (original equipment manufacturers) through a variety of channels, including a direct sales force, distributors and independent sales representatives. The Company's end-user customers include Alcatel, Apple Computer, Bay Networks, Cabletron, Celestica, Cisco Systems, Compaq Computer, Dell Computer, Digital Equipment, Electronics For Imaging, EMC, Ericsson, FORE Systems, Fujitsu, Hewlett Packard, IBM, Intel, Lucent Technologies, Motorola, NEC, Nokia, Siemens Nixdorf, Silicon Graphics and Solectron. The Company attempts to differentiate itself from competitors through unique architecture, enhanced performance, reduced system cost, and packaging options.

IDT was incorporated in California in 1980 and reincorporated in Delaware in 1987. The terms "the Company" and "IDT" refer to Integrated Device Technology, Inc. and its consolidated subsidiaries, unless the context indicates otherwise.


PRODUCTS AND MARKETS

The Company offers over 5,000 product configurations to its target markets in four primary product families: specialty memory products, including FIFO (first in first out) memories, multiport memories and asynchronous transfer mode (ATM) products; SRAM components and modules; logic circuits and high performance logic circuits; and RISC (reduced instruction set computing) microprocessors, primarily used in embedded control applications. During fiscal 1997, these product families accounted for 35.6%, 31.8%, 20.4% and 12.2%, respectively, of total revenues of $537.2 million. The Company markets its products primarily to OEMs in the communications, desktop and distributed computing, and office automation markets. IDT's product design efforts are focused on differentiated components and integration of its components into single devices, modules or subsystems to meet the needs of its customers.

Specialty Memory Products. The Company's proprietary specialty memory products include FIFO memories, multi-port memories, and ATM products that offer high-performance features which allow communications and computer systems to operate more effectively. FIFO memories are used as rate buffers to transfer large amounts of data at high speeds between separate devices or pieces of equipment operating at different speeds within a system. Multi-port memory products are used to speed data transfers and act as the link between multiple microprocessors or between microprocessors and peripherals when the order of the data to be transferred needs to be controlled. These products are currently used primarily in peripheral interface, communications and networking products, including bridges, hubs, routers and switches. ATM communications is an emerging network technology designed to support faster transmission, higher quality images, audio and data. ATM products are used in networks that interconnect computers and facilitate data transmission in uniform size packets between locations.

IDT is a leading supplier of both synchronous and asynchronous FIFO memories and has increasingly focused its resources on the design of synchronous FIFO memories. Synchronous FIFO memories have been gaining greater market acceptance because they are faster and provide an easier user interface. IDT's family of 9-bit, 18-bit and 36-bit Sync FIFO memories are being used in many newer networking products. IDT has added SuperSync(1) FIFO memories to the FIFO product family, which add additional features at reduced cost.

The Company is also a leading supplier of multi-port memory products. IDT's family of multi-port memories is composed of dual-port asynchronous devices, four-port products, synchronous dual-port devices and products that combine the flexibility of a multi-port product with the ease of a FIFO product.

The Company introduced products for the emerging ATM market in fiscal 1996, and the Company continues its efforts to expand this product family. The first member of the ATM product family, a SAR (segmentation and reassembly) chip, is a highly integrated, low cost interface device for ATM network cards. Other members of the ATM family will include low-cost physical media interface devices, as well as more highly-integrated SAR devices for ATM networks.


SRAMs. SRAMs are memory circuits used for storage and retrieval of data during a computer system's operation. SRAMs do not require electrical refreshment of the memory contents to ensure data integrity, allowing them to operate at high speeds. SRAMs include substantially more circuitry than DRAMs (dynamic random access memories), resulting in higher production costs for a given amount of memory, and generally command higher selling prices than the equivalent density traditional DRAM products. The market for SRAMs is fragmented by differing demands for speed, power, density, organization and packaging. As a result, there are a number of niche markets for SRAMs.

Historically, the Company has focused primarily on the cache memory segment of the SRAM market. In the cache memory segment, the Company's SRAM product strategy is to offer high-performance 5 volt and 3.3 volt SRAM components and modules that have differentiated features optimized to work with specified microprocessors, such as Intel Pentium, PowerPC and MIPS computer system ("MIPS") RISC microprocessors. Increasing emphasis, however, is being placed by the Company today upon communications oriented applications which are less competitive than the cache memory market and where design innovation allows IDT to add greater value to its customer's products.

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

While the Company continues to develop its next generation SRAM products to meet the growing cache memory needs of increasingly faster microprocessors, much of IDT's efforts are geared towards solving memory issues unique to the communications market. In fiscal 1997 IDT announced the first of a family of Zero Bus Turnaround (ZBT) SRAMs which eliminate wait states between read and write cycles. A focus on proprietary SRAMs serving communications customers is coupled with ongoing programs to reduce the manufacturing cost of SRAMs in those segments of the market where the Company faces significant competition. As capacity becomes more fully utilized, IDT expects to reduce that portion of its SRAM product mix that is commodity-like in nature. IDT's new products are being designed to operate at higher speeds and provide greater levels of integration.

In order to provide SRAM products that meet the varying needs of its customers, IDT uses CMOS process technology and offers 16K, 64K, 256K and 1 Megabit SRAMs in a number of speed, organization, power and packaging configurations. Higher density SRAM products are planned.

--------
(1) SuperSync is a trademark of Integrated Device Technology, Inc.

In fiscal 1997, SRAM revenue declined principally due to significant average selling price erosion for industry standard SRAM components. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."


Logic Circuits. IDT is a leading manufacturer of high-speed, byte-wide and double-density 16-bit CMOS logic circuits for high-performance applications. Logic circuits control data communication between various elements of electronic systems, such as between a microprocessor and a memory circuit. IDT offers a wide range of logic circuits products which support bus and backplane interfaces, memory interfaces and other logic support applications where high-speed, low power and high-output drive are critical. IDT's logic circuits are used in a broad range of markets.

IDT's 16-bit logic products are available in small and thin and very small packages, enabling board area to be reduced. These products are designed for applications in which small size, low power and extra low noise are as important as high speed. IDT also supplies a series of 8-bit and 16-bit, 3.3 volt logic products and 3.3 volt to 5 volt translator circuits directed at 3.3 volt systems in the notebook and laptop computer.

The Company also offers a family of clock drivers and clock generators. These devices, placed at critical positions in a system, correct the degradation of timing that occurs the further the impulses travel from the main system clock. The Company also offers error correction and detection and phase lock loop devices.


RISC Microprocessor Components. IDT is a licensed manufacturer of MIPS RISC microprocessors. IDT manufactures both 32-bit and 64-bit MIPS designed microprocessors and derivative products for the communications, desktop and distributed computing and office automation market segments.

The Company focuses its RISC microprocessor marketing efforts primarily on the embedded controller market. Embedded controllers are microprocessors that control a single device such as a printer, copier or network router. The Company sells several proprietary 32-bit embedded controllers, including devices with on-circuit SRAM cache memory and floating point functions.

The Company's RISC microprocessor products include the R5000, IDT's first 64-bit superscalar microprocessor, which is available with clock speeds up to 200 MHz and the ORION(2) R4600(3) microprocessor, which is capable of clock speeds up to 150 MHz. The R5000 and R4600 are higher performance derivatives of the 64-bit R4000 and R4400 microprocessors developed by MIPS. MIPS was acquired by Silicon Graphics (SGI) in 1992. The R5000 was developed for SGI by Quantum Effect Design, Inc. ("QED"), an approximately 36% equity owned affiliate of IDT. Through agreements with SGI, IDT obtained a license to manufacture and sell the R5000. The R4600 was developed for the Company by QED. Systems based on the ORION family of microprocessors are targeted at both embedded and desktop applications.


CUSTOMERS

The Company markets and sells its products on a worldwide basis primarily to OEMs in the communications, desktop and distributed computing and office automation markets. Customers often purchase products from more than one of the Company's product families. In fiscal 1997, no one OEM customer accounted for 10% or greater of the Company's revenue. In fiscal 1996, one OEM customer, Apple Computer Inc., accounted for 12% of the Company's revenue.

--------
(2) ORION is a trademark of Integrated Device Technology, Inc.
(3) R4600 is a trademark of Integrated Device Technology, Inc.

The following is an alphabetical listing of current representative end-user customers of the Company, by market:

                                     DESKTOP AND                         OFFICE
   COMMUNICATIONS               DISTRIBUTED COMPUTING                  AUTOMATION
-------------------    --------------------------------------   -----------------------
Alcatel                Apple Computer        Intel              Electronics For Imaging
Bay Networks           AST Research          NEC                Samsung
Cabletron              Celestica             Power Computing    Texas Instruments
Cisco Systems          Compaq Computer       Siemens Nixdorf    Toshiba
Ericsson               Dell Computer         Silicon Graphics   Xerox
FORE Systems           Digital Equipment     Umax
Fujitsu                EMC
Lucent Technologies    Groupe Bull
Motorola               Hewlett-Packard
Nokia                  IBM
Siemens                ICL
WebTV

MARKETING AND SALES

IDT markets and sells its products primarily to OEMs through a variety of channels, including a direct sales force, distributors and independent sales representatives.

The Company had 60 direct sales personnel in the United States at March 30, 1997. Such personnel are based at the Company's headquarters and in 18 sales offices in Alabama, California, Colorado, Florida, Illinois, Maryland, Massachusetts, Minnesota, New Jersey, New York, North Carolina, Oregon and Texas, and are primarily responsible for marketing and sales in those areas. IDT also utilizes four national distributors, Hamilton Hallmark, Future Electronics, Wyle Laboratories and Insight Electronics, Inc. and several regional distributors in the United States. Hamilton Hallmark accounted for 14%, 11% and 13% of the Company's revenues in fiscal 1997, 1996 and 1995, respectively. In addition, IDT uses independent sales representatives, which generally take orders on an agency basis while the Company ships directly to the customer. The representatives receive commissions on all products shipped to customers in their geographic area.

In addition, the Company had 17 direct sales personnel and twelve sales offices located outside of the United States at March 30, 1997. Sales activities outside North America are generally controlled by IDT's subsidiaries located in France, Germany, Hong Kong, Italy, Japan, Sweden and the United Kingdom. The Company also has sales offices in Taiwan, Singapore, Korea, Israel and Finland. The Company continues to emphasize its direct marketing efforts to OEMs in Europe and to United States companies with operations in the Asia/Pacific area. A significant portion of export sales continues to be made through international distributors. During fiscal 1997, 1996 and 1995, export sales accounted for 38%, 40% and 39% of total revenues, respectively. Sales outside the United States are generally denominated in local currencies. Sales and other financial information for foreign operations is included in Note 12 of Notes to Consolidated Financial Statements contained elsewhere in this Form 10-K. Export sales are subject to certain risks, including currency controls and fluctuations, changes in local economic and political conditions, import and export control, and changes in tax laws, tariffs and freight rates.

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

MANUFACTURING

IDT believes that maintaining its own wafer fabrication capability facilitates, the implementation of advanced process technologies and new higher-performance product designs, provides it with a reliable source of supply of semiconductors and allows it to be more flexible in shifting production according to product demand. The Company currently operates sub-micron wafer fabrication facilities in Hillsboro, Oregon and San Jose and Salinas, California. Construction commenced on the Oregon facility in August 1994 and was completed in 1996. The Oregon facility contributed to revenues beginning in the second quarter of fiscal 1997. The 192,000 square feet facility contains a 48,000 square foot, class 1 (less than one particle 0.5 micron or greater in size per cubic foot), eight-inch wafer fabrication line. The San Jose facility includes a 24,000 square foot, class 1, six-inch wafer fabrication line that was first placed in production in March 1991. The Salinas facility, first placed in production in fiscal 1986, includes a 24,000 square foot, class 3 (less than three particles
0.5 micron or greater in size per cubic foot), six-inch wafer fabrication line.

The Company believes the facility in Oregon reduces the Company's risk of a natural disaster affecting all of its wafer fabrication facilities which, excluding the Oregon facility, are all currently located in Northern California.

In fiscal 1997, as a result of current market conditions, the Company's production volumes at its wafer fabrication facilities did not increase sufficiently to take full advantage of the additional capacity resulting from the completion of the Oregon facility, and, as a result, the Company's results of operations were adversely affected. Further, the Company is unable to predict whether demand for industry standard SRAM products or IDT's share of the available market will improve. Should IDT's production volumes, especially at its fabrication facilities, remain constant or decline and should the Company be unable to otherwise decrease costs per unit sold, the Company's results of operations would continue to be materially adversely impacted. The Company faces a number of risks in order to accomplish its goals to increase production in its existing plants, especially the Oregon and Philippines facilities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

IDT also operates component assembly and test facilities which aggregate 145,000 square feet in Penang, Malaysia and a 176,000 square feet facility near Manila, the Philippines. Substantially all of the Company's test operations and a significant portion of its assembly operations are performed at its Malaysian and Philippines facilities. The facility in the Philippines first contributed to revenue during fiscal 1997. IDT also uses subcontractors, principally in Korea, the Philippines and Malaysia, to perform certain assembly operations. If IDT were unable to assemble or test products offshore, or if air transportation to these locations were curtailed, the Company's operations could be materially adversely affected. Additionally, foreign manufacturing exposes IDT to certain risks generally associated with doing business abroad, including foreign governmental regulations, currency controls and fluctuation, changes in local economic and political conditions, import and export controls and changes in tax laws, tariffs and freight rates. In addition to this offshore assembly and test capability, the Company has the capacity for low-volume, quick-turn assembly in Santa Clara, California as well as limited test capabilities in Santa Clara, San Jose and Salinas. Assembly and test of memory modules takes place both domestically and offshore.

In fiscal 1996 and 1995, the Company operated its wafer fabrication facilities in Salinas and San Jose and its assembly operations in Malaysia at approximate installed equipment capacity. To increase its wafer fabrication capacity, the Company completed construction of the Oregon wafer fabrication facility in fiscal 1997 and in fiscal 1996 the Company completed the conversion of its Salinas wafer fabrication facility from five-inch to six-inch wafers. To increase its assembly and test capacity requirements the Company completed construction of the initially 176,000 square foot assembly and test facility near Manila, the Philippines.

The Company is positioned to accommodate growth. In view of current and anticipated capacity requirements, IDT anticipates capital expenditures of approximately $145 million in fiscal 1998, principally in connection with continued installation of equipment in the Oregon facility, the Philippines facility and other capacity improvements.

The Company utilizes proprietary CMOS process technology permitting sub-micron geometries in its fabrication facilities. The majority of IDT's current products are manufactured using its proprietary 0.65 and 0.5 micron processes with limited 0.35 micron quantities released to production. The Company is currently developing a sub-0.3 micron CMOS process.

Wafer fabrication involves a highly sophisticated, complex process that is extremely sensitive to contamination. Integrated circuit manufacturing costs are primarily determined by circuit size because the yield of good circuits per wafer generally increases as a function of smaller die. Other factors affecting costs include wafer size, number of process steps, costs and sophistication of manufacturing equipment, packaging type, process complexity and cleanliness. IDT's manufacturing process is complex, involving a number of steps including wafer fabrication, plastic or ceramic packaging, burn-in and final test. The Company continually makes changes to its manufacturing process to lower costs and improve yields. From time to time, the Company has experienced manufacturing problems that have caused delays in shipments or increased costs. Manufacturing problems at the new facilities in Oregon or the Philippines or its existing wafer fabrication, assembly or test facilities could materially adversely affect the Company's results of operations.

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


BACKLOG

IDT manufactures and markets primarily standard products. Sales are generally made pursuant to purchase orders, which are frequently revised to reflect changes in the customer's requirements. The Company has also entered into master purchase agreements with many of its OEM customers. These agreements do not require the OEMs to purchase minimum quantities of the Company's products. Product deliveries are scheduled upon the Company's receipt of purchase orders under the related OEM agreements. Generally, these purchase orders and OEM agreements also allow customers to reschedule delivery dates and cancel purchase orders without significant penalties. Orders are frequently rescheduled, revised or canceled. In addition, distributor orders are subject to price adjustments both prior to and after shipment. For these reasons, IDT believes that its backlog, while useful for scheduling production, is not necessarily a reliable indicator of future revenues.


RESEARCH AND DEVELOPMENT

IDT's competitive position has been established, to a large extent, through its emphasis on the development of proprietary and enhanced performance industry standard product, and the development of advanced CMOS processes. IDT believes that its focus on continually advancing its process technologies has allowed the Company to achieve cost reductions in the manufacture of most of its products. The Company believes that a continued high level of research and development expenditures is necessary to retain its competitive position. The Company maintains research and development centers in Northern California, Atlanta, Georgia, Austin, Texas and Morrisville, North Carolina. In addition, the new plant start-up costs associated with the Oregon wafer fabrication facility significantly impacted research and development expenditures in fiscal 1997. Research and development expenditures, as a percentage of revenues, were 28%, 20% and 19% in fiscal 1997, 1996 and 1995, respectively.

The Company's product development activities are focused on the design of new circuits and modules that provide enhanced performance for growing applications. In the SRAM family, IDT is utilizing its 5 volt and 3.3 volt SRAM and subsystem design expertise to develop advanced SRAM cache memories and modules for microcomputer systems based on Intel's Pentium, IBM and Motorola's PowerPC, and SGI's MIPS RISC microprocessors. In the specialty memory products area, IDT's efforts are concentrated on the development of advanced synchronous FIFO memories and more sophisticated multi-port memory products for the communications market. The Company continues its research into applications of Fusion Memory(4) technology, with the goal of expanding its product offerings. Fusion Memory products use DRAM technology and function with comparable speed to SRAM technology based products. Additionally, the Company continued its efforts to develop a family of specialty memory products for the ATM market and a family of lower voltage logic devices for a broad range of applications. The Company is emphasizing the design of RISC microprocessors for embedded control applications, such as printers and telecommunications switches, and the development of microprocessors for use in general applications. The Company also continues to refine its CMOS process technology to increase the speed and density of circuits in order to provide customers with advanced products at competitive prices. The Company continues to refine its CMOS process technology focusing on sub-0.5 micron geometry processes, including a sub-0.3 micron process, and converting the production of many products to newer generation processes.

The Company has an equity interest in QED, a separate corporation. Pursuant to a development agreement between QED and the Company, QED developed the ORION R4600 microprocessor for IDT. QED also designed the R5000 for SGI, and through agreements with SGI, IDT obtained a license to manufacture and sell the R5000. The R5000 is targeted at 3-D visualization, internetworking and office automation applications. Except for the R5000, the Company owns such products, subject to the payment of royalties and other fees to QED and SGI. IDT has licensed Toshiba and NKK to manufacture and market certain of these products. With respect to the R5000, SGI owns the intellectual property rights. In addition, Centaur Technology, Inc., a wholly owned subsidiary of the Company, is engaged in the development of microprocessors for use in general applications at its research center in Austin, Texas.


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

IDT's competitive strategy is to differentiate its products through high-performance, innovative configurations and proprietary features or to offer industry standard products with higher speeds or lower power consumption. Price competition, introductions of new products by IDT's competitors, delays in product introductions by IDT or other competitive factors could have a material adverse effect on the Company in the future.

In markets where IDT competes to sell industry standard SRAM components, market supply and pricing strategies of competitors significantly impact the price the Company receives for its products. In fiscal 1997, a significant increase in market supply of industry standard SRAM parts was attributable to IDT's principally foreign competitors shifting additional production capacity to these parts. The decline in average selling prices for industry standard SRAM parts in fiscal 1997 was, therefore, attributable to increases in available SRAM supply from competitors such as Samsung, Winbond, UMC, other Taiwanese and Korean companies as well as companies with Taiwan and Korean sourced SRAM wafers, and their market pricing strategies, at a time when market demand slowed as customers reduced the level of inventories carried.

--------
(4) Fusion Memory is a trademark of Integrated Device Technology

INTELLECTUAL PROPERTY AND LICENSING

IDT has obtained 82 patents in the United States and 18 abroad and has 124 inventions in various stages of the patent application process. The Company intends to continue to increase the breadth of its patent portfolio. The Company also relies on trade secret, copyright and trademark laws to protect its products. A number of the Company's circuit designs are registered pursuant to the Semiconductor Chip Protection Act of 1984. This Act gives protection similar to copyright protection for the patterns which appear on integrated circuits and prohibits competitors from making photographic copies of such circuits. There can be no assurance that any patents issued to the Company will not be challenged, invalidated or circumvented, that the rights granted thereunder will provide competitive advantages to the Company, or that the Company's efforts generally to protect its intellectual property rights will be successful.

In recent years, there has been a growing trend of companies to resort to litigation to protect their semiconductor technology from unauthorized use by others. In the past, the Company has been involved in patent litigation which adversely affected its operating results. Although the Company has obtained patent licenses from certain semiconductor manufacturers, the Company does not have licenses from a number of semiconductor manufacturers who have a broad portfolio of patents.

IDT has been notified that it may be infringing patents issued to certain semiconductor manufacturers and other parties, and is currently involved in several license negotiations. There can be no assurance that additional claims alleging infringement of intellectual property rights, including infringement of patents that have been or may be issued in the future, will not be made against the Company in the future or that licenses, to the extent required, will be available. Should licenses from any such claimant be unavailable, or not be available on terms acceptable to the Company, the Company may be required to discontinue its use of certain processes or the manufacture, use and sale of certain of its products, to incur significant litigation costs and damages, or to develop non-infringing technology. If IDT is unable to obtain any necessary licenses, pass any increased cost of patent licenses on to its customers or develop non-infringing technology, the Company could be materially adversely affected. In addition, IDT has received patent licenses from several companies that expire over time, and the failure to renew or renegotiate certain of these licenses as they expire or significant increases in amounts payable under these licenses could have an adverse effect on the Company.

On May 1, 1992, IDT and AT&T entered into a five-year royalty-free patent cross-license agreement. As part of this agreement, patent litigation instituted by AT&T was settled and dismissed. Under the agreement, IDT made a lump sum payment and issued shares of its Common Stock to AT&T, granted a discount on future purchases, and gave credit for future purchases of technology on a nonexclusive basis. In December 1995, the agreement with AT&T was modified to reflect AT&T's restructure into three legal entities, extend the agreement for five years beyond the original expiration date and include other agreed-upon changes. On December 10, 1992, IDT and Texas Instruments ("TI") entered into a five-year patent cross-license agreement, which expires in fiscal 1998. As part of this agreement, patent litigation instituted by TI was dismissed. Under the agreement, IDT granted to TI a license to certain IDT technology and products and guaranteed that TI will realize certain revenues from the licensed technology and products, and IDT will develop certain products which will be manufactured and sold by both IDT and TI. Lump-sum amounts due at the end of the license term are reduced by an amount of royalty income associated with TI's sales of IDT's products. See Note 5 of Notes to Consolidated Financial Statements.


ENVIRONMENTAL REGULATION

Federal, State and local provisions regulate the discharge and disposal into the environment of certain materials used in the semiconductor manufacturing process. The Company's manufacturing and assembly and test facilities are designed to comply with existing regulations, and the Company believes that its activities conform to present regulations. The Company has been conducting its operations with all necessary permits and without material adverse impact attributable to environmental regulation. However, there can be no assurance that future additions or changes to environmental regulations will not impose upon the Company the requirement for significant capital expenditure. Further, any failure by the Company to control the use of, or to restrict adequately the discharge of hazardous materials under present or future regulations could subject it to substantial liability or could cause its manufacturing operations to be suspended. In addition, IDT could be held financially responsible for remedial measures if its properties were found to be contaminated whether or not the Company was responsible for such contamination.


EMPLOYEES

At March 30, 1997, IDT and its subsidiaries employed 4,236 people worldwide, of whom 1,610 were in Penang, Malaysia and 477 were in the Philippines. IDT's success depends in part on its ability to attract and retain qualified personnel, who are generally in great demand. Since its founding, the Company has implemented policies enabling its employees to share in IDT's success such as participation in stock option, stock purchase, profit sharing and special bonus plans for key contributors. IDT has never had a work stoppage. No employees are represented by a collective bargaining agreement, and the Company considers its employee relations to be good.


ITEM 2. PROPERTIES

The Company presently occupies nine major facilities in California, Oregon, Malaysia and the Philippines:

            LOCATION                               FACILITY USE                    SQUARE FEET
---------------------------      --------------------------------------------      -----------
Salinas                          Wafer fabrication, SRAM and multiport memory         98,000
                                 operations
Santa Clara                      Logic operations                                     62,000
Santa Clara                      Administration and RISC microprocessor               43,700
                                 operations
Santa Clara                      Administration and other operations                  50,000
Santa Clara                      Administration                                       48,300
Penang, Malaysia                 Assembly and test operations                        145,000
San Jose                         Wafer fabrication, process technology               135,000
                                 development, FIFO and memory subsystems
                                 operations, and research and development
Oregon                           Wafer fabrication                                   192,000
Canlubang,  the Philippines      Assembly and test operations                        176,000

Through the second quarter of fiscal 1997, the Company leased its Salinas facility from Carl E. Berg, a director of the Company, under a lease expiring in 2005. In fiscal 1996, IDT entered into an agreement with Mr. Berg to acquire the Salinas facility in a transaction structured as a tax free reorganization and completed the transaction in fiscal 1997. IDT leases its Santa Clara facilities under leases expiring in 1999 through 2015, including renewal options. The Oregon facility is subject to a tax ownership operating lease. Additional information about leased properties, including the purchase of the Salinas facility, is provided in Note 8 of Notes to Consolidated Financial Statements. The Company owns its Malaysian, Philippine and San Jose facilities, although the Malaysian facilities are subject to long-term ground leases, the Company has an interest in but does not own the Philippines land, and the San Jose facility is subject to a mortgage. IDT leases offices for its sales force in 18 domestic locations as well as Edinburgh, Helsinki, Hong Kong, London, Milan, Munich, Paris, Seoul, Singapore, Stockholm, Taipei, Tel Aviv and Tokyo. IDT also leases offices for its design centers in Georgia, North Carolina and Texas.

ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of their property is subject.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the last quarter of the fiscal year ended March 30, 1997.


ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company, and their respective ages as of April 30,1997, are as follows:

Name                   Age   Position
---------------------  ---   ---------------------------------------------------
D. John Carey          60    Chairman of the Board
Leonard C. Perham      54    President & Chief Executive Officer
Raymond J. Farnham     49    Executive Vice President
William B. Cortelyou   41    Vice President, Oregon Wafer Operations
David Cote             42    Vice President, Corporate Marketing
Robin H. Hodge         57    Vice President, Assembly and Test Operations
Mike S. Hunter         45    Vice President, California Silicon Manufacturing
Daniel L. Lewis        48    Vice President, Sales
Chuen-Der Lien         41    Vice President, Chief Technical Officer
Jack Menache           53    Vice President, General Counsel and Secretary
William D. Snyder      52    Vice President, Finance and Chief Financial Officer
Jerry Taylor           48    Vice President, Manufacturing and Memory Products

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

Mr. Farnham joined IDT in July 1996 as Executive Vice President. Previously, Mr. Farnham spent 21 years at National Semiconductor and last served as president of the company's communications and computing group through May, 1993. Mr. Farnham also served as president and chief executive officer of OPTi, Inc. from March, 1994 through February 1995 before joining IDT.

Mr.  Cortelyou  joined  IDT in  1982.  In  January  1990,  he was  elected  Vice
President, Wafer Operations, Salinas. In April, 1997, he was named Vice President, Oregon Wafer Operations. Prior to joining IDT, Mr. Cortelyou was an engineer at AMD.

Mr. Cote joined IDT in April 1997 as Vice President, Corporate Marketing. Prior to joining IDT, he was VP of Marketing with Meridian Data from June 1996 through December 1996 and Zeitnet, Inc. from January 1995 through June 1996. Mr. Cote was also previously with Synoptics, Inc. from April 1991 through December 1994 where he achieved the level of Director of Marketing.

Mr. Hodge joined IDT as Director of Assembly and Test Operations in March 1989. In January 1990, Mr. Hodge was elected Vice President, Assembly Operations. Mr. Hodge currently serves as Vice President, Assembly and Test. From 1983 until joining IDT, Mr. Hodge was Director of Assembly Operations for Maxim Integrated Products.

Mr. Hunter was promoted to Vice President, California Silicon Manufacturing in April 1997. He has been with IDT since January 1996. Prior to coming to IDT, Mr. Hunter was Vice President of Fabrication Operations at Chartered Semiconductor from July 1994 through January 1996 and achieved Executive Vice President level at Fujitsu Persona while with that company from October 1989 through June 1994.

Mr. Lewis joined IDT in 1984 as Eastern Area Sales Manager. In June 1991, he was elected Vice President, Sales. Prior to joining IDT, Mr. Lewis held management positions at Avatar Technologies, Inc., Data General and Zilog.

Dr. Lien joined IDT in 1987 and was elected Vice President, Technology Development in April 1992 and was elected Vice President, Chief Technical Officer in 1996. Prior to joining the Company, he held engineering positions at Digital Equipment Corporation and AMD.

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

Mr. Taylor joined the Company as Vice President, Manufacturing and Memory Products in June, 1996. Prior to joining the Company, Mr. Taylor held engineering positions at Mostek, Fairchild Semiconductor, Benchmarq Microelectronics, Plano ISD and Lattice Semiconductor. Mr. Taylor was with Benchmarq Microelectronics from December 1987 through December 1992, with Plano ISD from October 1993 through April 1995 and with Lattice Semiconductor from April 1995 through June 1996.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS


                           Price Range of Common Stock

The Common Stock of the Company is traded on the NASDAQ National Market under the symbol "IDTI". The following table sets forth the high and low last reported sales prices for the Common Stock as reported by the NASDAQ National Market during the fiscal quarters indicated:


                                         High               Low
          --------------------------------------------------------
          Fiscal 1997
             First Quarter              15 1/2            10 1/8
             Second Quarter             11                 7 3/8
             Third Quarter              14 1/4             7 3/4
             Fourth Quarter             14 1/16            9 3/8

          Fiscal 1996
             First Quarter              25 1/16           18 1/32
             Second Quarter             33 1/4            22 9/16
             Third Quarter              24 3/8            12 7/8
             Fourth Quarter             14 7/8             9 1/4


In August 1995, the Company announced a two-for-one stock split in the form of a stock dividend for stockholders of record on August 25, 1995. The distribution of additional shares was on September 15, 1995. Price information for all periods presented has been retroactively adjusted to reflect this stock dividend.

As of April 27, 1997, there were approximately 1,378 record holders of the Common Stock.

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



STATEMENT OF OPERATIONS DATA

                                                             FISCAL YEAR ENDED
                                       ------------------------------------------------------------
                                        MARCH 30,    MARCH 31,   APRIL 2,     APRIL 3,    MARCH 28,
                                           1997         1996       1995         1994        1993
                                       ------------------------------------------------------------
                                                (In thousands, except per share data)
STATEMENT OF OPERATIONS DATA

Revenues                               $ 537,213    $ 679,497   $ 422,190   $ 330,462   $ 236,263
Asset impairment and other                45,223         --          --          --          --
Income (loss) before
  extraordinary item                     (42,272)     118,249      78,302      40,165       5,336
Net income (loss)                        (42,272)     120,170      78,302      40,165       5,336
Primary earnings per share:
  Income (loss) before extraordinary       (0.54)        1.44        1.05        0.61        0.09
  Net (loss) income                        (0.54)        1.47        1.05        0.61        0.09
Fully diluted earnings per share:
  Income (loss) before extraordinary item  (0.54)        1.42        1.04        0.60        0.09
  Net income (loss)                        (0.54)        1.44        1.04        0.60        0.09
Shares used in computing
  net income (loss) per share:
 Primary                                  78,454       81,897      74,765      66,232      59,402
 Fully diluted                            78,454       87,753      75,426      67,260      59,402

BALANCE SHEET DATA

                                                             FISCAL YEAR ENDED
                                       ------------------------------------------------------------
                                        MARCH 30,    MARCH 31,   APRIL 2,     APRIL 3,    MARCH 28,
                                           1997         1996       1995         1994        1993
                                       ------------------------------------------------------------
                                                (In thousands, except per share data)
BALANCE SHEET DATA

Total assets                           $ 903,584    $ 939,434   $ 561,975   $ 349,571   $ 239,994
Long-term obligations,
  excluding current portion               52,622       36,682      36,595      37,462      48,987
Convertible subordinated notes,
   net of issuance costs                 183,157      182,558        --          --          --
Stockholders' equity                     524,238      549,727     414,531     224,367     117,760


Research & development expenses        $ 151,420    $ 133,317   $  78,376   $  64,237   $  53,461
Number of employees                        4,236        3,828       2,965       2,615       2,414

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth certain amounts, as a percentage of revenues, from the Company's consolidated statements of operations for the three fiscal years ended March 30, 1997, March 31, 1996 and April 2, 1995.

                                                                   Fiscal Year Ended
                                                           ----------------------------------
                                                            March 30,    March 31,   April 2,
                                                              1997         1996        1995
                                                           ----------------------------------
Revenues                                                     100.0%       100.0%      100.0%
Cost of revenues                                              60.6         43.2        42.5
Asset impairment and other                                     8.4          --          --
                                                             -----        -----       -----

Gross profit                                                  31.0         56.8        57.5
Operating expenses:
   Research and development                                   28.2         19.6        18.6
   Selling, general and administrative                        15.0         13.1        15.3
                                                             -----        -----       -----

Total operating expenses                                      43.2         32.7        33.9
                                                             -----        -----       -----
Operating income (loss)                                      (12.2)        24.1        23.6
Interest income and other, net                                 0.7          1.5         1.2
                                                             -----        -----       -----
Income (loss) before provision for income taxes              (11.5)        25.6        24.8
Provision (benefit) for income taxes                          (3.7)         8.2         6.2

Income (loss) before extraordinary item                       (7.8)        17.4        18.6
                                                             -----        -----       -----
Extraordinary item:
   Gain from early extinguishment of debt, net of tax          --           0.3         --
                                                             =====        =====       =====

Net income (loss)                                             (7.8)%       17.7%       18.6%
                                                             =====        =====       =====

All references are to the Company's fiscal years ended March 30, 1997, March 31, 1996 and April 2, 1995, unless otherwise indicated. These fiscal year financial results may not be indicative of the financial results of future periods. The following discussion contains forward looking statements that involve a number of risks and uncertainties, including but not limited to operating results, capital expenditures and capital resources, SRAM market prices and manufacturing capacity utilization. Factors that could cause actual results to differ materially are included in, but are not limited to, those identified in "Factors Affecting Future Results". The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof.


Overview

Fiscal 1997 was characterized by industry-wide excess SRAM capacity and low selling prices. Additionally, IDT was not able to fully utilize capacity at its older wafer fabrication plants, incurred new plant start up costs at both Hillsboro, Oregon and the Philippines, and incurred significant research and development (R&D) expense. In December 1996, IDT recorded a significant charge to write down the carrying value of a number of assets principally related to its Salinas fabrication facility. During fiscal 1997, revenue declined 21% to $537.2 million, compared to $679.5 million during the immediately prior fiscal year. As a result of the combination of these factors, IDT recorded a net loss of $42.3 million in fiscal 1997, compared to net income of $120.2 million in the prior fiscal year.

Prices received for commodity SRAM products are highly dependent on supply and demand dynamics in the marketplace. Low SRAM prices, increases in worldwide SRAM manufacturing capacity, and customers' initiatives to reduce excess inventories, led to dramatically reduced SRAM revenue and profits in fiscal 1997. SRAM accounted for 32% of fiscal 1997 revenue, compared to 46% of revenue for fiscal 1996. When comparing the same periods, despite the decline in SRAM revenue, the number of SRAM units and related modules shipped actually increased. In the last half of fiscal 1997, commodity SRAM unit demand began to improve, but at prices dramatically lower than recorded in fiscal 1996.

Both the Oregon wafer fabrication plant and the new Philippines assembly and test facility came on line in fiscal 1997, and these two facilities accounted for significant growth in both Company headcount and operating expenses. While anticipated, these costs were not successfully absorbed through unit sales, as both demand and prices for commodity SRAMs declined relative to initial expectations. The Oregon factory's output was less than the original plan, leading to higher fixed costs per unit of output.

Throughout fiscal 1997 IDT continued to consume significant R&D resources related to new process technologies, bringing the Oregon wafer facility on line, introducing new products in existing product areas and funding new product development in certain markets traditionally not served by the Company.


Results of Operations

Revenues

During fiscal 1997, total units shipped increased 15.7% when compared to fiscal 1996; however, total revenues of $537.2 million were 20.9% below fiscal 1996 revenues of $679.5 million. Revenue in fiscal 1996 increased 61% over the prior period reflecting a combination of improved selling prices on SRAM products shipped during the first three quarters of the year, higher output as the Company increased die production and generally increased demand across all of IDT's other products. Fiscal 1995 revenue increased 28% over the prior period. Fiscal 1997 revenue reflected growth in demand for the Company's products, but average selling prices of certain products (principally SRAMs) were as much as 80% below the highest prices realized for comparable products in fiscal 1996.

In fiscal 1997, despite increased SRAM units and related modules shipped, SRAM revenues decreased by 45.7% due to significant average selling price erosion for industry standard SRAM components. The price decline was attributable to a number of companies, principally foreign, shifting production capacity to SRAM parts and therefore increasing available supply. This increase in supply came at a time when growth in SRAM demand from IDT's desktop computing and other customers slowed, as these customers sought to decrease the level of SRAM inventories that they carried. In contrast, fiscal 1996 SRAM revenues increased 90.3% compared to fiscal 1995 because of strong demand for fast SRAMs for secondary cache requirements in the PC market. Looking forward, the Company is uncertain as to whether pricing for commodity SRAMs will change, primarily because the Company cannot anticipate how its competitors will react to current low market prices for SRAM components and to an anti-dumping investigation associated with SRAMs imported from Taiwan and Korea, recently commenced by the International Trade Commission.

Contrasting fiscal 1997 sales of other IDT products to fiscal 1996, net unit sales of the RISC microprocessor family more than doubled while logic and specialty memory units also increased. Partially offsetting the increase in unit volume, microprocessor average selling prices declined as the product mix sold in fiscal 1997 reflected a greater proportion of embedded controller products which command lower average selling prices than standard RISC microprocessor products. In the future, the RISC microprocessor product family mix sold is expected to continue to include a greater proportion of embedded controllers which have lower average selling prices compared to other microprocessor products. The average selling price realized per unit for logic products also decreased in fiscal 1997.

Gross Profit

In the third quarter of fiscal 1997, the Company recorded asset impairment and other charges of $45.2 million which reduced gross profit. The $45.2 million charge principally relates to adjustments to the net asset carrying values of manufacturing assets, including the Company's oldest wafer fabrication plant in Salinas, California, and other items. Additionally, the Company recorded $9.7 million in charges which relate to the write off of certain technology investments and other miscellaneous items, which have been classified in the Company's Statement of Operations in accordance with the nature of the charge, including cost of revenue. The charges recorded against manufacturing assets were recorded in accordance with Statement of Financial Accounting Standards 121 (SFAS 121) "Accounting for the Impairment of Long Lived Assets". SFAS 121 requires that the Company analyze whether the cash flows attributable to an asset support the value assigned to that asset in the financial statements. Where estimated cash flow is not sufficient to recover the asset's net carrying value, a fair value approach is taken towards reassigning a carrying value to the asset. As a result of significant changes in the semiconductor industry, such as the rapid erosion of SRAM average selling prices, and the Company's emphasis on communication-oriented products, the Company has accelerated the use of more advanced manufacturing processes to produce its products. The use of these more advanced processes and available information on expected demand for the Company's products indicated that the carrying value of these selected older manufacturing assets would not be fully recovered. Therefore, adjustments were recorded for the difference between net carrying value at historical costs and estimates of the fair market value of the assets.

Including the above charge, and as a result of the decline in average selling price per unit sold for the products described above, gross profit in fiscal 1997 decreased 57% or $219.5 million to $166.3 million or 31.0% of sales. Excluding the $45.2 million charge for asset impairment and other reserves, gross profit in fiscal 1997 decreased by $174.3 million to $211.5 million or 39.4% of sales. Also impacting fiscal 1997 gross margin were adjustments for SRAM and other component inventories recorded because of changes in product prices and market supply. Some markets, such as telecommunications and data communications, remained robust throughout the year, but falling prices and orders in the desktop computing and other markets offset strong performance for the remainder of the Company's market segments. In fiscal 1996 gross profit increased 59% to $385.8 million when compared to fiscal 1995. In fiscal 1996 IDT's gross profit as a percentage of revenue was 56.8% compared to 57.5% in fiscal 1995.

Also adversely impacting gross profit during fiscal 1997 were costs associated with the new eight-inch wafer fabrication facility located in Hillsboro, Oregon, which were not fully offset by additional revenues. During fiscal 1997, as this facility began its production ramp, the facility manufactured production wafers and incurred operating costs. During the first quarter of fiscal 1997, substantially all operating expenses associated with the new Oregon facility were classified as process engineering research and development expense, as production of salable die was not significant. In the second and third quarters of fiscal 1997, costs associated with the Oregon facility negatively impacted gross margins, as a majority of total facility operating costs were allocated to the manufacture of products, the costs of which were charged to cost of goods sold. The remainder of the operating costs were charged to process engineering research and development expense, based on activities performed. In fiscal 1998, the level of expense associated with the Oregon fabrication facility is expected to increase on a quarterly basis over the levels of expense incurred during each quarter of fiscal 1997. The anticipated increased costs are associated with additional equipment to be installed and other costs incurred which are necessary to achieve more effective utilization of the facility. Additionally, in future quarters, the percentage of these costs recorded as cost of revenues may increase, based upon production volumes and activities performed.

The Oregon facility provides the Company with significant additional available production capacity, but, as a result of current market conditions, the Company's production volumes at its wafer fabrication facilities have not increased sufficiently to take full advantage of the additional capacity. Further, the Company is unable to predict whether demand for industry standard SRAM products or IDT's share of the available market will improve. Should IDT's production volumes, especially at its fabrication facilities, remain constant or decline and should the Company be unable to otherwise decrease costs per unit sold, the Company's gross profit will continue to be adversely impacted. Further, if prices on industry standard SRAM products and market demand for production volumes do not improve and if a greater percentage of the Oregon facility's operating costs are allocated to cost of goods sold, based on activities performed, then it will be unlikely that gross profit in the first quarter of fiscal 1998 will improve. IDT's policy is to expense new plant startup costs to research and development (R&D) expense until a facility is ready to begin commercial production. In fiscal 1997, IDT also began the production ramp for its new assembly and test facility located near Manila, the Philippines.

Throughout fiscal 1997, the Company continued its efforts to shift to smaller die designs and its most advanced wafer fabrication processes, which result in increased die per wafer and therefore lower unit costs. However, declining average selling prices primarily for SRAM products and the inability of the Company to take full advantage of additional manufacturing capacity more than offset manufacturing efficiencies gained through these initiatives.


Research and Development

In fiscal 1997, R&D expenses increased 13.6% to $151.4 million from $133.3 million in fiscal 1996. In fiscal 1996, R&D expenses increased 70% as compared to $78.4 million in fiscal 1995. As a percentage of revenue, R&D expense was 28.2% of fiscal 1997 revenue, 19.6% of fiscal 1996 revenue, and 18.6% of revenue in fiscal 1995. The Company's policy is not to capitalize preoperating costs associated with new manufacturing facilities, and in fiscal 1997 and 1996, significant facility start-up and staffing expenses were incurred at the new eight-inch wafer fabrication facility in Hillsboro, Oregon. The increase in R&D expense in each of fiscal 1997 and 1996 is principally attributable to process engineering research costs of approximately $32.7 million and $18.5 million, respectively, incurred at the Oregon wafer fabrication plant. Additionally, in fiscal 1997, the Company wrote off to R&D expense certain technology investments and equipment with a carrying value of approximately $3.5 million. In fiscal 1997, operating expenditures associated with the start up of the Oregon fabrication facility were classified in part as process engineering R&D expense and, in part, cost of revenues, based upon the nature of the activities performed. In fiscal 1996, substantially all Oregon plant expenses were charged to R&D expense.

Other continuing R&D activities include conducting research into applications of high speed DRAM technology for the communications market, developing RISC microprocessors for primarily communications and embedded control applications, developing an advanced SRAM architecture that significantly improves performance of communications applications requiring frequent switches between reads and writes, developing a family of specialty memory products for the ATM market and developing microprocessors for use in general applications.

The Company anticipates that in fiscal 1998, total R&D expense as a percentage of revenue will decline when compared to fiscal 1997. Based upon activities to be performed at each location, the Company believes a greater proportion of its manufacturing facility operating costs, including Oregon facility costs, will be classified as cost of goods sold rather than process engineering R&D.

IDT believes that high levels of R&D investment are required to support its strategy of providing products to its customers which are not readily available from its competitors. However, there can be no assurance that additional research and development investment will result in new product offerings or that any new offerings will achieve market acceptance.


Selling, General and Administrative Expense

Selling, general and administrative (S, G & A) expenses decreased 9% to $80.8 million in fiscal 1997 from $88.8 million in fiscal 1996. In fiscal 1996, S, G & A increased 37% as compared to $64.6 million in fiscal 1995. S, G & A expenses as a percentage of revenues increased to 15.0% in fiscal 1997; declined to 13.1% in fiscal 1996; and were 15.3% of fiscal 1995 revenue. The fiscal 1997 decrease in absolute dollars and fiscal 1996 increase in absolute dollars in S, G & A expenses were primarily attributable to variable selling expenses associated with the year-over-year revenue changes, changes in employee profit sharing and management bonuses which vary in relation to profitability, and changes in provisions for bad debts. While S,G&A expenses in fiscal 1997 decreased in absolute dollars, they increased as a percentage of sales because of the magnitude of the sales decrease in fiscal 1997 and the fixed nature of a portion of these costs. In addition, the decrease in S, G & A expenses was partially offset by expenses associated with initiatives to implement enterprise-wide management information systems. IDT plans to continue its installation of enterprise-wide management information systems in fiscal 1998 but anticipates that S, G & A expenses will decrease slightly as a percentage of revenues.


Interest Expense

Interest expense was $12.0 million in fiscal 1997 compared with $9.3 million in fiscal 1996 and $3.3 million in fiscal 1995. Interest expense increased in 1997 and 1996 primarily due to the issuance of $201.3 million of 5 1/2% convertible subordinated notes (the "Notes") issued in the first quarter of fiscal 1996. In January 1996, the company repurchased approximately $15.0 million of the Notes, resulting in an outstanding balance of approximately $186 million. In fiscal 1996, the notes were not outstanding for the entire year. Interest capitalized during fiscal 1997, associated with the Oregon fabrication facility and the Philippines assembly and test facility, amounted to approximately $1.7 million. Further, fiscal 1996 gross interest expense of $12.3 million was reduced by $3.0 million in connection with capitalization of construction period interest for the Oregon wafer fabrication plant. All interest capitalization in connection with the construction of these facilities has now ceased. In September 1996, the Company completed secured equipment financing agreements which totaled approximately $21.0 million for equipment purchased for the Oregon fabrication facility. With the cessation of interest capitalization for the Oregon and Philippine projects and the addition of the secured lending facility, the Company anticipates that fiscal 1998 interest expense in absolute dollars will increase when compared to fiscal 1997.


Interest Income and Other

Interest income and other, net, decreased to $15.8 million for fiscal 1997 compared to $19.4 million for fiscal 1996. Interest income decreased primarily as a result of the Company liquidating short-term investments to pay for significant capital expenditures in fiscal 1997. Also included in interest income and other for fiscal 1997 is a loss in the amount of $2.0 million realized on the write-off of an equity investment. Management anticipates a portfolio migration to higher yielding, non tax exempt, securities in the fourth fiscal quarter of 1997 will be offset by slightly declining average short-term investment balances in fiscal 1998, causing the interest income component of interest income to be approximately flat in absolute dollars when compared to fiscal 1997.


Taxes

The effective tax rates for fiscal 1997, 1996, and 1995 of (32%), 32%, and 25%, respectively, differed from the US statutory rate of 35% primarily because of changes in the valuation allowance for deferred tax assets, permanently reinvested earnings of foreign subsidiaries being taxed at lower rates, and the utilization of certain tax credits. Historically, income taxes in state jurisdictions have not been significant due to available investment tax credits and research and development credits. The Company has consumed substantially all of the tax benefits associated with its Malaysian subsidiary.


Stock-based Compensation Plans

The Company accounts for its stock option plans and its employee stock purchase plan in accordance with provisions of the Accounting Principles Board's Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees." In 1995, the Financial Accounting Standards Board released the Statement of Financial
Accounting Standard No. 123 (SFAS 123), "Accounting for Stock Based Compensation." SFAS 123 provides an alternative to APB 25 and is effective for IDT's 1997 fiscal year. As permitted by SFAS 123, the Company continues to account for its stock plans in accordance with APB 25. Consequently, SFAS 123 has no impact on IDT's financial condition or results of operations.

Liquidity and Capital Resources

The Company generated $41.8 million of funds from operations in fiscal 1997, down from $200.9 million of funds from operations during fiscal 1996. At March 30, 1997, cash and cash equivalents were $155.1 million, a decrease of $2.1 million from $157.2 at March 31, 1996. Cash provided by operating activities primarily reflected a net loss offset by depreciation and amortization, non-cash charges for asset impairment and other and changes to working capital. Increased depreciation and amortization charges in fiscal 1997 were associated with new facilities, improvements to existing facilities and new equipment. The non-cash charges for asset impairment and other are described in the preceding paragraphs. Significant changes in operating assets and liabilities resulted from the timing of collection of accounts receivable, timing of payments for accounts payable, accrued payroll and bonus, and an accrual of an income tax refund receivable.

During fiscal 1997, the Company's net cash used in investing activities was $67.2 million with $192.8 million used for capital equipment and property and plant improvements. Cash proceeds from the equipment sale and lease back arrangements in September 1996 and December 1996 amounted to $54.2 million. Cash generated from the sale of short-term investments, net of purchases of short-term investments, was $67.7 million. In addition, at March 30, 1997, the Company had $57.1 million of restricted securities pledged as collateral under a Tax Ownership Operating Lease entered into in January 1995 related to the construction of the eight-inch wafer fabrication facility in Oregon. At March 31, 1996, the securities pledged as collateral amounted to 105% of the lessor's construction costs, as required until the building was completed. During the first quarter of fiscal 1997, the facility was completed, and in accordance with the terms of the facility lease, the collateral requirement was reduced to 89.25% of the lessor's cost to construct the facility. Therefore, as the facility was completed during the first quarter of fiscal 1997, the lessor released as collateral $10.7 million of restricted securities.

The Company's total fiscal 1997 capital expenditures were approximately $138.6 million, net of assets purchased and then sold and leased back, which is a reduction of approximately $116.4 million from the amount originally planned for the fiscal year. Fiscal 1997 capital additions were principally in connection with continued installation of equipment in the new Oregon facility plus continued equipping of the new Philippine plant and other capacity improvements. The reduction in planned capital spending primarily reflected a reduction in planned equipment additions to support lower capacity requirements associated with market conditions for industry standard SRAM parts, in addition to certain assets sold and leased back by the Company.

In September 1996, the Company completed secured equipment financing agreements which total approximately $21.0 million for equipment purchased for the Oregon fabrication facility. The borrowing arrangements fully amortize over the 60 month terms of the loans. Additionally, in September 1996 and December 1996, the Company completed equipment sale and lease back arrangements with several leasing companies. Equipment purchased by the Company for the Oregon fabrication facility with a net book value of $52.6 million was sold to the leasing companies and leased back for use at the Oregon facility under leases classified as operating leases.

In May 1995, the Company completed the sale of $201.3 million of the 5.5% Convertible Subordinated Notes, netting $196.7 million in proceeds. The Notes are convertible into shares of common stock at $28.625 per share. In January 1996, the Company completed the repurchase of approximately $15.0 million of the Notes at a price of approximately $790 per bond. During fiscal 1998, the Company does not anticipate making additional repurchases of debt.

In the third quarter of fiscal 1997, the Company completed the acquisition of its Salinas wafer fabrication facility, which the Company had been leasing from Baccarat Silicon, Inc. ("Baccarat"). Carl E. Berg, a director of the Company, owned fifty percent of Baccarat at the time of the acquisition. The transaction was a tax free reorganization in which the Company merged a newly-created, wholly-owned subsidiary into Baccarat and issued an aggregate of 782,445 shares of the Company's common stock in exchange for all the outstanding capital stock of Baccarat. The issuance of these shares of common stock was not registered under the Securities Act of 1933, as amended (the "Securities Act"), by virtue of the exemption provided by Section 4(2) of the Securities Act.

In view of current and anticipated capacity requirements, IDT anticipates capital expenditures of approximately $145 million in fiscal 1998, principally in connection with continued installation of equipment in the Oregon facility, the Philippines plant and other capacity improvements.

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

The Company believes that existing cash and cash equivalents, cash flow from operations and existing credit facilities will be sufficient to meet its working capital, mandatory debt repayment and anticipated capital expenditure requirements for the next twelve months. While the Company is reviewing all operations with respect to cost savings opportunities, there can be no assurance that the Company will not be required to seek other financing sooner or that such financing, if required, will be available on terms satisfactory to the Company. If the Company is required to seek other financing sooner, the unavailability of financing on terms satisfactory to IDT could have a material adverse effect on the Company.


Factors Affecting Future Results

The Company's results of operations and financial condition are subject to the following risk factors:


Fluctuations in Operating Results

IDT's operating results have been, and in the future may be, subject to fluctuations due to a wide variety of factors including the timing of or delays in new product and process technology announcements and introductions by the Company or its competitors, competitive pricing pressures, particularly in the SRAM memory market, fluctuations in manufacturing yields, changes in the mix of product sold, availability and costs of raw materials, the cyclical nature of the semiconductor industry, industry-wide wafer processing capacity, economic conditions in various geographic areas, and costs associated with other events, such as underutilization or expansion of production capacity, intellectual property disputes, or other litigation. Additionally, many of the preceding factors also impact the recoverability of the cost of manufacturing and other assets, and as business conditions change, future writedowns or abandonment of these assets may occur. Further, there can be no assurance that the Company will be able to compete successfully in the future against existing or potential competitors or that the Company's operating results will not be adversely affected by increased competition.


Cyclicality of the Semiconductor Industry

The semiconductor industry is highly cyclical. Early in fiscal 1996, markets for some of the Company's SRAMs were characterized by excess demand relative to supply and the resulting favorable pricing. During the later part of fiscal 1996, however, a number of companies, principally foreign, shifted manufacturing capacity to SRAMs causing rapid adjustments to supply and consequently impacting market prices. The resulting significant downward trend in prices in an extremely short period negatively affected SRAM gross margins, and adversely affected the Company's operating results which historically have been dependent on SRAM revenues. Current market conditions characterized by excess supply of SRAMs relative to demand and resultant pricing declines may continue. Although some competitors have recently made adjustments to the rate at which they will implement capacity expansion programs, the Company is unable to accurately estimate the amount of worldwide production capacity dedicated to industry standard products which it produces. A material increase in industry-wide production capacity, shift in industry capacity toward products competitive with the Company's products, reduced demand, or other factors could result in a further decline in product pricing and could also materially adversely affect the Company's operating results. The Company has taken measures to manage costs, including deferral of capacity expansion plans and work force reductions, but there can be no assurance that these measures will be sufficient to return to and sustain profitability.

The Company ships a substantial portion of its products in the last month of a quarter. If anticipated shipments in any quarter do not occur, the Company's operating results for that quarter could be adversely affected. In addition, a substantial percentage of the Company's products are incorporated into computer and computer-related products, which have historically been characterized by significant fluctuations in demand. Furthermore, any decline in the demand for advanced microprocessors which utilize SRAM cache memory or towards microprocessors which incorporate on-chip primary SRAM cache could adversely affect the Company's operating results. In addition, demand for certain of the Company's products is dependent upon growth in the communications market. Any slowdown in the computer and related peripherals or communications markets could also materially adversely affect the Company's operating results.

In order to achieve more full and effective use of the facilities, the Company continues to install new equipment at the Oregon and the Philippines plants. Additional production capacity and future yield improvements by the Company's competitors could dramatically increase the worldwide supply of products which compete with the Company's products and could thereby create further downward pressure on pricing.


Risks Associated with Planned Expansion; Manufacturing Risks

In fiscal 1997, the Company began producing salable products at the Oregon fabrication and Philippines assembly and test facilities. Historically, the Company has utilized subcontractors for the majority of its incremental assembly requirements, typically at higher costs than its own Malaysian assembly and test operations. The Company expects to continue utilizing subcontractors extensively as its Philippines assembly and test plant ramps its production volumes. Due to production lead times and current capacity constraints, especially in the assembly and test production areas, any failure by the Company to adequately forecast the mix of product demand could adversely affect the Company's sales and operating results. These capacity expansion programs in Oregon and the Philippines face a number of substantial risks including, but not limited to, cost overruns, equipment delays or shortages, power interruptions or failures, manufacturing start-up or process problems or difficulties in hiring key managers, technical personnel or operators. In addition, before fiscal 1997, the Company had never operated an eight-inch wafer fabrication facility.
Accordingly, the Company could incur unanticipated process or production problems. From time to time, the Company has experienced production difficulties that have caused delivery delays and quality problems. There can be no assurance that the Company will not experience manufacturing problems and product delivery delays in the future as a result of, among other things, changes to its process technologies, ramping production and installing new equipment at its facilities, including the facilities in Oregon and the Philippines. Further, the Company's older wafer fabrication facilities are located relatively near each other in Northern California. If the Company were unable to use these facilities, as a result of a natural disaster or otherwise, the Company's operations would be materially adversely affected until the Company was able to obtain other production capability.

In response to reduced protection offered by the Company's insurance carrier at economically justifiable rates, the Company eliminated earthquake insurance coverage on all facilities.

The Company's capacity additions have resulted in a significant increase in fixed and variable operating expenses which may not be fully offset by additional revenues for some time. Historically, the Company has expensed the operating expenses associated with bringing a new fabrication facility to commercial production status as R&D in the period such expenses were incurred. However, as commercial production at a new fabrication facility commences, the operating costs are classified as cost of revenues, and the Company begins to recognize depreciation expense relating to the facility. Accordingly, as the Oregon fabrication and Manila assembly and test facilities now contribute to revenues, the Company recognizes substantial operating expenses associated with the facilities as cost of revenues, which, in the last three quarters of fiscal 1997, reduced gross margins. As commercial production continues in fiscal 1998, the Company anticipates incurring substantial additional operating costs and depreciation expenses relating to these facilities. Accordingly, if revenue levels do not increase sufficiently to offset these additional expense levels, or if the Company is unable to achieve gross margins from products produced at the Oregon and Manila facilities that are comparable to the Company's current products, the Company's future results of operations could be adversely impacted.

Dependence on New Products

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


Dependence on Limited Suppliers

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

IDT has been significantly dependent on the design capabilities of Quantum Effect Design, Inc., an equity affiliate, for the design and development of derivatives of 64 bit MIPS RISC based microprocessors. Currently, there are no development contracts in effect between QED and IDT. While the Company is now designing and developing derivatives of MIPS RISC based microprocessors in-house, there is significant risk that the Company will not do so successfully. See "Business--Products and Markets" and "--Research and Development."


Capital Needs

The semiconductor industry is extremely capital-intensive. To remain competitive, the Company must continue to invest in advanced manufacturing and test equipment. In fiscal 1998, the Company expects to expend approximately $145 million in capital expenditures, net of assets sold and leased back, and anticipates significant continuing capital expenditures in the next several years. There can be no assurance that the Company will not be required to seek financing to satisfy its cash and capital needs or that such financing will be available on terms satisfactory to the Company. If such financing is required and if such financing is not available on terms satisfactory to the Company, its operations could be materially adversely affected.


Intellectual Property Risks

The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights, which have resulted in significant and often protracted and expensive litigation. In recent years, there has been a growing trend by companies to resort to litigation to protect their semiconductor technology from unauthorized use by others. The Company in the past has been involved in patent litigation, which adversely affected its operating results. Although the Company has obtained patent licenses from certain semiconductor manufacturers, the Company does not have licenses from a number of semiconductor manufacturers who have a broad portfolio of patents. The Company has been notified that it may be infringing patents issued to certain semiconductor manufacturers and other parties and is currently involved in several license negotiations. There can be no assurance that additional claims alleging infringement of intellectual property rights will not be asserted in the future. The intellectual property claims that have been made or that may be asserted against the Company could require that the Company discontinue the use of certain processes or cease the manufacture, use and sale of infringing products, to incur significant litigation costs and damages and to develop non-infringing technology. There can be no assurance that the Company would be able to obtain such licenses on acceptable terms or to develop non-infringing technology. Further, the failure to renew or renegotiate existing licenses, or significant increases in amounts payable, or the inability to obtain a license, could have a materially adverse effect on the Company.

Risks of International Operations

A substantial percentage of the Company's revenues are derived from export sales, which are generally denominated in local currencies. The Company's offshore assembly and test operations and export sales are subject to risks associated with foreign operations, including political instability, currency controls and fluctuations, changes in local economic conditions and import and export controls, as well as changes in tax laws, tariffs and freight rates. Contract pricing for raw materials used in the fabrication and assembly processes, as well as for subcontract assembly services, can be impacted by currency exchange rate fluctuations.


Environmental Risks

The Company is subject to a variety of regulations related to hazardous materials used in its manufacturing process. Any failure by the Company to control the use of, or to restrict adequately the discharge of, hazardous materials under present or future regulations could subject it to substantial liability or could cause its manufacturing operations to be suspended.


Volatility of Stock and Notes Prices

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL INFORMATION


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES COVERED BY REPORT OF INDEPENDENT ACCOUNTANTS


         Consolidated Financial Statements included in Item 8:

         Report of Independent Accountants

         Consolidated Balance Sheets at March 30, 1997 and March 31, 1996

         Consolidated Statements of Operations for each of the three fiscal years in the period ended March 30, 1997

         Consolidated Statements of Cash Flows for each of the three fiscal years in the period ended March 30, 1997

         Consolidated Statements of Stockholders' Equity for each of the three fiscal years in the period ended March 30, 1997

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

--------------------------------------------------------------------------------


REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Integrated Device Technology, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Integrated Device Technology, Inc. and its subsidiaries at March 30, 1997 and March 31, 1996 and the results of their operations and their cash flows for each of the three years in the period ended March 30, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PRICE WATERHOUSE LLP
San Jose, California
April 18, 1997

                       INTEGRATED DEVICE TECHNOLOGY, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                            March 30, 1997     March 31, 1996
                                                            ---------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                  $ 155,149           $ 157,228
   Short-term investments                                        35,747             104,046
   Accounts receivable, net of allowance for returns and         77,600              85,026
      doubtful accounts of  $7,351 and $4,580
   Inventory                                                     47,618              46,630
   Deferred tax assets                                           44,493              38,712
   Income tax refund receivable                                  34,055                --
   Prepayments and other current assets                          19,148              15,658
                                                            ---------------------------------
Total current assets                                            413,810             447,300

Property, plant and equipment, net                              424,217             415,214
Other assets                                                     65,557              76,920
                                                            ---------------------------------
TOTAL ASSETS                                                  $ 903,584           $ 939,434
                                                            =================================


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                            $  44,875           $  78,821
  Accrued compensation and related expense                       15,612              29,237
  Deferred income on shipments to distributors                   42,084              31,325
  Income taxes payable                                             --                 5,747
  Other accrued liabilities                                      25,022              12,171
  Current portion of  long term obligations                       6,049               3,799
                                                            ---------------------------------
Total current liabilities                                       133,642             161,100

Convertible subordinated notes, net of issuance costs           183,157             182,558
                                                            ---------------------------------
Long term obligations                                            52,622              36,682
                                                            ---------------------------------
Deferred tax liabilities                                          9,925               9,367
                                                            ---------------------------------

Commitments and contingencies (Note 8)

Stockholders' equity:
  Preferred stock; $.001 par value:
    10,000,000 shares authorized; no shares issued
  Common stock; $.001 par value: 200,000,000
    shares authorized; 79,654,104  and
    77,496,833 shares issued and outstanding                         80                  77
  Additional paid-in capital                                    304,840             287,064
  Retained earnings                                             220,717             262,989
  Cumulative translation adjustment                                (886)               (505)
  Unrealized gain (loss) on available-for-sale
    securities, net                                                (513)                102
Total stockholders' equity                                  ---------------------------------
                                                                524,238             549,727
                                                            ---------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 903,584           $ 939,434
                                                            =================================

   The accompanying notes are an integral part of these financial statements.

                       INTEGRATED DEVICE TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                               FISCAL YEAR ENDED
                                                    --------------------------------------
                                                     MARCH 30,    MARCH 31,       APRIL 2,
                                                        1997          1996          1995
                                                    --------------------------------------

Revenues                                            $ 537,213     $ 679,497     $ 422,190

Cost of revenues                                      325,668       293,695       179,652
Asset impairment and other                             45,223          --            --
                                                    --------------------------------------
Gross profit                                          166,322       385,802       242,538
                                                    --------------------------------------
Operating expenses:
  Research and development                            151,420       133,317        78,376
  Selling, general and administrative                  80,812        88,752        64,647
                                                    --------------------------------------
Total operating expenses                              232,232       222,069       143,023
                                                    --------------------------------------

Operating income (loss)                               (65,910)      163,733        99,515

Interest expense                                      (12,018)       (9,269)       (3,298)

Interest income and other, net                         15,764        19,432         8,186
                                                    --------------------------------------
Income (loss) before income taxes                     (62,164)      173,896       104,403

Provision (benefit) for income taxes                  (19,892)       55,647        26,101
                                                    --------------------------------------

Income (loss) before extraordinary item               (42,272)      118,249        78,302
Extraordinary item:
  Gain from early extinguishment of debt (net of
     tax provision of $904)                              --           1,921          --
                                                    --------------------------------------
Net income (loss)                                   ($ 42,272)    $ 120,170     $  78,302
                                                    ======================================
Primary earnings per share:
  Income (loss) before extraordinary item              ($0.54)        $1.44         $1.05
                                                    ======================================
  Net income (loss)                                    ($0.54)        $1.47         $1.05
                                                    ======================================
Fully diluted earnings per share:
  Income (loss) before extraordinary item              ($0.54)        $1.42         $1.04
                                                    ======================================
  Net income (loss)                                    ($0.54)        $1.44         $1.04
                                                    ======================================
 Weighted average shares of common stock
 and common stock equivalents
   Primary                                             78,454        81,897        74,765
                                                    ======================================
   Fully diluted                                       78,454        87,753        75,426
                                                    ======================================

   The accompanying notes are an integral part of these financial statements.

                       INTEGRATED DEVICE TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                          FISCAL YEAR ENDED
                                                                 -------------------------------------
                                                                  MARCH 30,     MARCH 31,     APRIL 2,
                                                                     1997          1996         1995
                                                                 -------------------------------------

Operating activities:
  Net income (loss)                                              ($ 42,272)    $ 120,170     $  78,302
  Adjustments:
    Depreciation and amortization                                  102,897        53,782        38,816
    Provision for losses on doubtful accounts                          532         2,536           299
    Asset impairment and other                                      45,223          --            --
    Gain from early extinguishment of debt                            --          (1,921)         --
  Changes in assets and liabilities:
      Accounts receivable                                            6,893       (14,456)      (31,630)
      Inventory                                                     (1,618)       (9,171)       (7,604)
      Net deferred tax assets                                       (5,223)       (7,719)        3,081
      Income tax refund receivable                                 (34,055)         --            --
      Other assets                                                   1,718       (12,514)       (6,226)
      Accounts payable                                             (31,295)       39,651        23,889
      Accrued compensation and related expense                     (13,625)        6,348         6,361
      Deferred income on shipments to distributors                  10,759         8,977         4,756
      Income taxes payable                                          (5,747)       12,004         7,605
      Other accrued liabilities                                      7,624         3,228        (1,846)
                                                                 -------------------------------------
  Net cash provided by operating activities                         41,811       200,915       115,803
                                                                 -------------------------------------

Investing activities:
    Purchases of property, plant and equipment                    (192,747)     (287,878)      (95,192)
    Proceeds from sale of property, plant and equipment             54,196           387           475
    Purchases of short-term investments                            (22,639)     (215,097)      (96,499)
    Proceeds from sales of short-term investments                   90,323       200,618        38,425
    Purchases of equity investments                                 (6,960)         --            --
    Proceeds from  sales of (purchases of) investments
         collateralizing facility lease                             10,662       (57,333)      (10,449)
                                                                 -------------------------------------
  Net cash used for investing activities                           (67,165)     (359,303)     (163,240)
                                                                 -------------------------------------

Financing activities:
    Issuance of common stock, net                                    7,615         6,608       103,549
    Proceeds from issuance of convertible subordinated notes,
         net of issuance costs                                        --         196,721          --
    Proceeds from secured equipment financing                       20,959          --            --
    Payments on capital leases and other debt                       (5,299)      (17,924)      (14,391)
                                                                 -------------------------------------
  Net cash provided by financing activities                         23,275       185,405        89,158
                                                                 -------------------------------------

Net  increase (decrease) in cash and cash equivalents               (2,079)       27,017        41,721

Cash and cash equivalents at beginning of period                   157,228       130,211        88,490
                                                                 -------------------------------------

Cash and cash equivalents at end of period                       $ 155,149     $ 157,228     $ 130,211
                                                                 =====================================


Supplemental disclosure of cash flow information:
    Interest paid                                                $  12,266     $   7,457     $   2,698
    Income taxes paid                                               11,285        54,616        13,901

   The accompanying notes are an integral part of these financial statements.

                                                INTEGRATED DEVICE TECHNOLOGY, INC.
                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                  (In thousands, except share data)

                                                                    ADDITIONAL            CUMULATIVE     UNREALIZED       TOTAL
                                                   COMMON STOCK      PAID-IN   RETAINED   TRANSLATION  GAIN (LOSS) ON  STOCKHOLDERS'
                                                SHARES      AMOUNT   CAPITAL   EARNINGS   ADJUSTMENT   SECURITIES, NET   EQUITY
                                              --------------------------------------------------------------------------------------

Balance,  April 3,  1994                      66,811,104    $ 66    $160,188   $ 64,517        $(404)           $ --       $224,367
  Issuance of common stock                     1,778,164       2       5,986                                                  5,988
  Issuance of common stock at $12.8375  per                                                                                     --
    share, pursuant to public offering,  net                                                                                    --
    of expenses of  $261                       7,620,000       8      97,553                                                 97,561
  Tax benefits of stock option transactions                            7,853                                                  7,853
  Translation adjustment                                                                         460                            460
  Net income                                                                     78,302                                      78,302
                                              --------------------------------------------------------------------------------------

Balance,  April 2, 1995                       76,209,268      76     271,580    142,819           56              --        414,531
  Issuance of common stock                     1,287,565       1       6,607                                                  6,608
  Tax benefits of stock option transactions                            8,877                                                  8,877
  Translation adjustment                                                                        (561)                          (561)
  Unrealized gain on available-for-sale                                                                                         --
      securities, net                                                                                             102           102
  Net income                                                                    120,170                                     120,170
                                             ---------------------------------------------------------------------------------------

Balance,  March 31, 1996                      77,496,833      77     287,064    262,989         (505)             102       549,727
  Issuance of common stock                     2,157,271       3      16,121                                                 16,124
  Tax benefits of stock option transactions                            1,655                                                  1,655
  Translation adjustment                                                                        (381)                          (381)
  Unrealized loss on available-for-sale                                                                                         --
      securities, net                                                                                            (615)         (615)
  Net loss                                                                      (42,272)                                    (42,272)
                                             ---------------------------------------------------------------------------------------

Balance,  March 30, 1997                      79,654,104    $ 80    $304,840   $220,717        $(886)           $(513)     $524,238
                                             =======================================================================================


                             The accompanying notes are an integral part of these financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company. Integrated Device Technology, Inc. designs, develops, manufactures and markets a broad range of high-performance semiconductor products and modules primarily to manufacturers in the communications equipment, desktop and distributed computing systems and office automation equipment industries worldwide.


Fiscal Year. The Company's fiscal year ends on the Sunday nearest March 31. Fiscal years 1997, 1996 and 1995 each included 52 weeks. The fiscal year-end of certain of the Company's foreign subsidiaries is March 31, and the results of their operations as of their fiscal year end have been combined with the Company's. Transactions during the intervening periods in 1997 and 1995 were not significant.


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

The Company's short-term investments are classified as available-for-sale at March 30, 1997 and March 31, 1996. Investment securities classified as available-for-sale are measured at market value and net unrealized gains or losses are recorded as a separate component of stockholders' equity until realized. Any gains or losses on sales of investments are computed based upon specific identification. For the period ended March 30, 1997, realized gains and losses on available-for-sale investments were not material. Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates the classification at each reporting date.


Inventory. Inventory is stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market.


Property, Plant and Equipment. Property, plant and equipment are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of the assets. Leasehold improvements and leasehold interests are amortized over the shorter of the estimated useful lives of the assets or the remaining term of the lease. Accelerated methods of depreciation are used for tax computations.


Accounting for Long-lived Assets. In accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-lived Assets" (SFAS 121), the Company reviews long-lived assets held and used by the Company for impairment whenever events or changes in circumstances indicate that the net book value of an asset will not be recovered through expected future cash flows (undiscounted and before interest) from use of the asset. The amount of impairment loss is measured as the difference between the net book value of the assets and the estimated fair value of the related assets. In the third quarter of fiscal 1997, the Company determined that changes in circumstances had given rise to such an impairment (see Note 4).

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


Income Taxes. The Company accounts for income tax in accordance with Statement of Financial Accounting Standards (SFAS) 109, "Accounting for Income Taxes".
SFAS 109 is an asset and liability approach which requires that the expected future tax consequences of temporary differences between book and tax bases of assets and liabilities be recognized as deferred tax assets and liabilities.


Net Income (Loss) Per Share. Primary net income (loss) per common share is computed using the weighted average number of common shares and the dilutive effects of common stock equivalent shares outstanding during the period. Common stock equivalent shares include shares issuable under the Company's stock option plans. Fully diluted net income per share is computed by adjusting the primary shares outstanding and net income for the potential effect of the conversion of the 5.5% Convertible Subordinated Notes (Note 6) outstanding during the period and the elimination of the related interest and deferred issue costs (net of income taxes). When the effect of including common stock equivalents or the conversion of the Notes on primary or fully diluted net income (loss) per share is antidilutive, as is the case in the twelve months ended March 30, 1997, these securities are not included in the calculation of fully diluted net income
(loss) per share.

In February 1997, the Financial  Accounting  Standards Board issued Statement of
Financial Accounting Standards No. 128, "Earnings per Share." This statement is effective for the Company's fiscal quarter ending December 28, 1997. The
Statement redefines earnings per share under generally accepted accounting principles. Under the new standard, primary earnings per share is replaced by basic earnings per share and fully diluted earnings per share is replaced by diluted earnings per share. If the Company had adopted this Statement for each of the three years ended March 30, 1997, the Company's net income (loss) per share after extraordinary item would have been as follows:

                                         March 30, 1997   March 31, 1996   April 2, 1995
                                         -----------------------------------------------
Basic net income (loss) per share              $(.54)         $1.56          $1.12
Diluted net income (loss) per share             (.54)          1.44           1.05

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


Fair Value Disclosures of Financial Instruments. Fair values of cash and cash equivalents and short-term investments approximate cost due to the short period of time until maturity. Fair values of long-term investments, long-term debt and currency forward contracts are based on quoted market prices or pricing models using current market rates.

Concentration of Credit Risk and Off-Balance-Sheet Risk. The Company markets high-speed integrated circuits to OEMs and distributors primarily in the United States, Europe and the Far East. The Company performs on-going credit evaluations of its customers' financial condition and limits the amount of credit extended when deemed necessary and generally does not require collateral. Management believes that risk of significant loss is significantly reduced due to the diversity of its products, customers and geographic sales areas. The Company maintains a provision for potential credit losses and write-offs of accounts receivable were insignificant in each of the three years ended March 30, 1997.


One distributor's receivable balance represented 15% and 10% of total accounts receivable at March 30, 1997, and March 31, 1996, respectively. If the financial condition and operations of this distributor deteriorates below critical levels, the Company's operating results could be adversely affected.


Stock-Based Compensation Plans. The Company accounts for its stock options plans and its employee stock purchase plan in accordance with provisions of the Accounting Principles Board's Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees". In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company provides additional pro forma disclosures in Note 9.


Use of estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates, although such differences are not expected to be material to the financial statements.


Stock dividend and reclassifications. On August 2, 1995, the Company announced a two-for-one stock split of its common stock in the form of a 100% stock dividend payable to stockholders of record as of August 25, 1995. On or about September 15, 1995, stockholders received certificates representing one additional share for every share held. The Company's par value of $0.001 per share remained unchanged. Historical share and per share amounts have been restated to reflect the stock dividend.


Industry Risk.

Products and Markets. The Company operates in predominantly one industry segment (Note 12) within the semiconductor industry. Significant technological changes in the industry could adversely affect operating results. The semiconductor industry is highly cyclical and has been subject to significant downturns at various times that have been characterized by diminished product demand, production over capacity and accelerated erosion of average selling prices. Therefore, the average selling price the Company receives for industry standard products is dependent upon industry-wide demand and capacity, and such prices have historically been subject to rapid change. While the Company considers industry technological change and industry wide demand and capacity in estimating necessary allowances, such estimates could change in the future.


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


Certain reclassifications have been made to prior year balances, none of which affected the Company's financial position or results of operations, to present the financial statements on a consistent basis.

NOTE 2 - BALANCE SHEET COMPONENTS



Inventory

                                                 March 30, 1997   March 31, 1996
                                                 -------------------------------
(in thousands)
Raw materials                                     $   4,800         $   5,171
Work-in-process                                      29,375            22,538
Finished goods                                       13,443            18,921
                                                  ===========================
                                                  $  47,618         $  46,630
                                                  ===========================



Property, plant and equipment

                                                 March 30, 1997   March 31, 1996
                                                 -------------------------------
(in thousands)
Land                                              $  12,885         $  11,920
Machinery and equipment                             653,903           585,011
Building and leasehold improvements                  91,845            48,820
Construction-in-progress                              3,013            15,167
                                                  ---------------------------
                                                    761,646           660,918
Less accumulated depreciation and amortization     (337,429)         (245,704)
                                                  ===========================
                                                  $ 424,217         $ 415,214
                                                  ===========================


In  fiscal  1997,  the  Company  capitalized   $1,760,000  of  interest  expense
($2,983,000 in fiscal 1996) in connection with the construction of the Hillsboro, Oregon plant.

Available-for Sale Securities

                                               March 30, 1997     March 31, 1996
                                               ---------------------------------
(in thousands)
U.S. Government agency securities               $  25,553         $  47,096
State and local governments                        30,723           142,933
Corporate securities                              111,281            56,898
Others                                             19,642            10,969
                                               ---------------------------------
Total debt and equity securities                  187,199           257,896
Less cash equivalents                            (151,452)         (153,850)
                                               =================================
Short-term investments                          $  35,747         $ 104,046
                                               =================================

Short-term investments of $27,660,000 mature in less than one year and $8,087,000 have maturities between one and four years.


NOTE 3 - OTHER ASSETS--INTANGIBLES

During fiscal 1993, IDT entered into various royalty-free patent cross-license agreements. The patent licenses granted to IDT under these agreements have been recorded at their cost of approximately $8,200,000 and are being amortized on a straight-line basis over five years. The amortization relating to patent licenses was $1,647,000 in each of fiscal years 1997, 1996 and 1995.


NOTE 4 - IMPAIRMENT OF LONG-LIVED ASSETS

In the third quarter of fiscal 1997, the Company recorded charges related to the impairment of certain older manufacturing assets and other adjustments of approximately $45 million. These adjustments related primarily to the carrying value of manufacturing assets, including the Company's oldest wafer fabrication plant in Salinas, California. As a result of significant changes in the semiconductor industry, such as the rapid erosion of SRAM average selling prices, and the Company's emphasis on communication-oriented products, the Company has accelerated the use of more advanced manufacturing processes to produce its products. The use of these more advanced processes and available information on future demand for the Company's products indicated that the carrying value of these selected older manufacturing assets was not fully recoverable. The fair value of manufacturing assets was based principally upon third party estimates of fair values.


Separately, the Company recorded charges of approximately $10 million relating to the writedown of certain technology investments and other miscellaneous items.

NOTE 5 - LONG-TERM DEBT AND LEASE OBLIGATIONS

The Company leases certain equipment under long-term leases or finances purchases of equipment under bank financing agreements. Leased assets and assets pledged under financing agreements which are included under property, plant and equipment are as follows:


                                                 March 30, 1997   March 31, 1996
                                                 -------------------------------
(in thousands)
Machinery and equipment                             $ 30,755         $  17,296
Less accumulated depreciation and amortization       (11,952)          (13,233)
                                                    ==========================
                                                    $ 18,803         $   4,063
                                                    ==========================


The capital lease agreements and equipment financings are collateralized by the related leased equipment and contain certain restrictive covenants.



Future minimum payments under capital leases and equipment financing agreements, at varying interest rates (4.9-10.6%) are as follows:

              Fiscal Year                                      (in thousands)
                                                               --------------
              1998                                             $       6,800
              1999                                                     5,154
              2000                                                     5,154
              2001                                                     5,154
              2002 and thereafter                                      2,783
                                                               --------------
              Total minimum payments                                  25,045
              Less interest                                           (4,096)
                                                               --------------
              Present value of net minimum payments                   20,949
              Less current portion                                    (5,228)
                                                               ==============
                                                               $      15,721
                                                               ==============

Long-term debt consists of the following:

                                                 March 30, 1997   March 31, 1996
                                                 -------------------------------
(in thousands)
Mortgage payable bearing interest at 9.625%
due in monthly  installments of $142 including
interest through April 1, 2005
The note is secured by property  and
improvements in San Jose, California             $     9,551        $   10,238
Less current portion                                    (821)             (752)
                                                 =============================
                                                 $     8,730        $    9,486
                                                 =============================

Principal payments required in the next five years and beyond are as follows (in thousands): $821 (1998), $904 (1999), $995 (2000), $1,095 (2001) and $5,736
(2002 and beyond).


During fiscal 1993, IDT recorded a long-term obligation (reclassified to short-term obligation in fiscal 1997) in connection with the dismissal of certain litigation and entered into a patent cross-license agreement. The present value of the amount due at the end of the license term in December 1997 was $6,254,000 and $7,073,000 at March 30, 1997 and March 31, 1996,
respectively. In both fiscal years, these amounts payable have been reduced by an amount of royalty income pursuant to certain guaranteed revenues realized on sales of IDT's products. The Company is accreting $679,000 in future interest charges in fiscal 1998, reflecting an 8% discount rate, from the recorded amount at March 30, 1997 to the amount due at the end of the term using the effective interest method.


NOTE 6 - 5.5% CONVERTIBLE SUBORDINATED NOTES

In May 1995, the Company issued $201.3 million of 5.5% Convertible Subordinated Notes (the "Notes"), due 2002. The Notes are subordinated to all existing and future senior debt and are convertible into shares of the Company's common stock at a conversion rate of $28.625 per share and are redeemable at the option of the Company in whole or in part at any time on or after June 2, 1998 at 102.75% initially and thereafter at prices declining to 100% at maturity plus accrued interest. Each holder of these Notes has the right, subject to certain conditions and restrictions, to require the Company to offer to repurchase all outstanding Notes, in whole or in part, owned by such holder, at specified repurchase prices plus accrued interest upon the occurrence of certain events and in certain circumstances. The costs incurred in connection with the offering ($4,600,000) have been netted against the Notes balance in the consolidated balance sheet and are being amortized over the 7-year term of the Notes using the straight-line method which approximates the effective interest method. Interest on the Notes is payable semi-annually on June 1 and December 1 commencing December 1, 1995. Based upon quoted market prices, the fair value of the Notes was approximately $153.7 million at March 30, 1997.

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

NOTE 7 - LINES OF CREDIT

The Company's Malaysian subsidiary has unsecured revolving lines of credit that allow borrowings up to approximately $2,600,000 with three local banks. These lines have no expiration dates. At March 30, 1997 there were no outstanding borrowings against these lines. The borrowing rates for these lines are incurred at the local bank's cost of funds plus 0.75% to 1% (9.9% to 10.25% at March 30, 1997).

In fiscal 1997, the Company's Japanese subsidiary had a secured revolving line of credit that allowed borrowings of up to approximately $1,600,000. The line of credit automatically extends until the Company requests termination. As of March 30, 1997, no amounts were outstanding under this line of credit. The borrowing rate for this line of credit is the local bank's short-term prime rate existing at the borrowing date. At March 30, 1997 this short-term borrowing rate was 1.63%.

The Company also has foreign exchange facilities with several banks that allow the Company to enter into foreign exchange contracts of up to $75,000,000, of which $55,512,000 was available at March 30, 1997.


NOTE 8 - COMMITMENTS

Lease Commitments. The Company leases most of its administrative and some manufacturing facilities under operating lease agreements which expire at various dates through fiscal 2004. Through the second quarter of fiscal 1997, one facility was leased from a shareholder and director. The Company recorded rental expense for the facility leased from the shareholder and director of $517,000, $1,058,000 and $1,527,000 in fiscal 1997, 1996 and 1995, respectively.
In fiscal 1996, the Company entered into an agreement to acquire this facility for $8,509,000 in a transaction structured as a tax free reorganization and completed the transaction in the third quarter of fiscal 1997, by issuing 782,445 unregistered shares of the Company's stock at $10.875 per share.

In fiscal 1995, the Company entered into a five-year $60 million (revised to $64 million in fiscal 1996) Tax Ownership Operating Lease transaction to lease the wafer fabrication facility in Hillsboro, Oregon. This lease requires monthly payments which vary based on the London Interbank Offered Rate (LIBOR) plus 0.3% (6.05% at March 30, 1997). The aggregate minimum rent commitment under this lease which began in January 1996 is approximately $3,700,000 per year at the current LIBOR rate plus 0.3%. This lease also provides the Company with the option of either acquiring the building at its original cost or arranging for the building to be acquired at the end of the respective lease term. The Company's obligations under the lease are secured by a trust deed on the building and collateralized by cash and/or investments (restricted securities) at 89.25% of the lessor's construction costs. Restricted securities, included in other non-current assets, collateralizing this lease were $57,120,000 and $67,782,000 at March 30, 1997 and March 31, 1996, respectively. The Company is also contingently liable under a first-loss clause for up to 85% of the construction costs of the building. In addition, the Company must maintain compliance with certain financial covenants. Management believes that this contingent liability will not have a material adverse effect on the Company's financial position or results of operations.

In fiscal 1997, the Company completed several sale and leaseback transactions with various leasing companies. The sale and leaseback transactions generated financing proceeds of $53.0 million. The aggregate minimum rent commitments under these leases were approximately $9,635,000 per year. Under these leasing arrangements, equipment purchased for the Oregon fabrication facility with a net book value at the time of the sale and leaseback transaction of $52.6 million was sold to the leasing companies and leased back for use at the Oregon facility under leases classified as operating leases.

The aggregate minimum rent commitments under all operating leases, including the Hillsboro facility, and the various sale and leaseback transactions entered in fiscal 1997, are as follows:


                   Fiscal Year                         (in thousands)
                                                       --------------
                   1998                                $     17,126
                   1999                                      16,899
                   2000                                      16,067
                   2001                                      12,607
                   2002                                      11,767
                   2003 and thereafter                        7,041
                                                       ==============
                                                       $     81,507
                                                       ==============


Rent expense for the years ended March 30, 1997, March 31, 1996 and April 2, 1995 totaled approximately $7,750,000 $4,552,000 and $3,326,000 respectively.

As of March 30, 1997, three secured standby letters of credit were outstanding totaling $9,108,000. One letter of credit is required for international purchases and expires on June 10, 1997. The other two letters of credit secure a license and development agreement, and expire July 21, 1997.

As of March 30, 1997, the Company had commitments of $24.3 million for equipment purchases.


NOTE 9 - STOCKHOLDERS' EQUITY

Stock-Based Compensation Plans

At March 30, 1997, the Company had three stock-based compensation plans which are described below. The Company has elected to apply APB Opinion 25 and related Interpretations in accounting for these plans, and therefore recognizes no compensation expense related to its two stock option plans and its stock purchase plan.


Stock Option Plans

There are 10,750,000 shares of common stock reserved for issuance under the 1994 Employee Stock Option Plan, as amended, and 108,000 shares of common stock reserved for issuance under the Company's 1994 Director Stock Option Plan. At March 30, 1997, a total of 3,246,000 options were available but unissued under the plans. Also outstanding and exerciseable at March 30, 1997, were shares initially granted under previous stock option plans which have not been canceled or exercised.

Under the plans, options are issued with an exercise price equal to the market price of the Company's common stock on the date of grant, and the maximum option term is 10 years. Plan participants typically receive an initial grant that vests in annual and/or monthly increments over four years. Then on each employment anniversary date with the Company, participants receive a smaller grant, generally one-fourth the size of the initial grant, so that a constant unvested position is maintained.

Following is a summary of the Company's stock option activity and exerciseable options at and for the fiscal years ended 1997, 1996, and 1995:

                                     Fiscal 1997                Fiscal 1996              Fiscal 1995
                                ----------------------------------------------------------------------
                                Shares      Price        Shares       Price         Shares     Price
                                ----------------------------------------------------------------------
(shares in thousands)
Beginning options
outstanding                     14,021      $  7.42      10,938      $   6.64        9,958     $  3.96
Granted                          3,556        10.90      10,907         14.30        3,024       13.75
Exercised                         (815)        3.49      (1,034)         2.86       (1,477)       2.39
Canceled                        (1,762)       10.56      (6,790)        17.92         (567)       8.64
                                ----------------------------------------------------------------------

Ending options outstanding      15,000      $  8.09      14,021      $   7.42       10,938     $  6.64

Ending options exerciseable      6,335      $  5.16       4,120      $   3.03        2,766     $  2.53

Note: Prices are weighted averages for each category.


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


Under SFAS 123, the Company is required to estimate the fair value of each option on the date of grant. Accepted option valuation models, such as the Black-Scholes and Binomial models, were developed in order to value freely traded options under ideal market conditions. The Company's stock option awards differ significantly since they always have vesting restrictions and generally are not transferable. Models such as Black-Scholes also require highly subjective assumptions, including expected time until exercise and future stock price volatility. The calculated fair value of an option on the grant date is highly sensitive to changes in these subjective assumptions.

The Company has applied the Black-Scholes model to estimate the grant-date fair value of stock option grants in fiscal 1997 and 1996, based upon the following weighted-average assumptions: expected volatility of 60.0 to 62.5%, expected time-to-exercise of 1.5 to 2.0 years from vest date, risk-free interest rates of
5.1 to 6.7% and dividend yield of 0%. The weighted-average fair value per stock option granted in fiscal 1997 and 1996, as defined by SFAS 123, was $6.21 and $6.63, respectively.

Following is summary information about stock options outstanding at March 30, 1997 (shares in thousands):

                                              Options Outstanding                        Options Exerciseable
------------------------------------------------------------------------------------------------------------
                                          Weighted Average
                              Number          Remaining         Weighted          Number          Weighted
      Range of             Outstanding    Contractual Life       Average       Exerciseable        Average
   Exercise Prices                           (in years)      Exercise Price                    Exercise Price
-------------------------------------------------------------------------------------------------------------
  $ 1.63 -      $ 1.87         2,382            4.4             $ 1.83            2,382           $ 1.83
    1.94 -        4.00         1,124            5.6               3.20            1,095             3.18
    4.12 -        6.00           372            6.2               5.24              321             5.16
    6.19 -        8.00         1,017            6.5               6.55              667             6.60
    8.25 -       10.00         7,121            4.6               9.72            1,639             9.77
   10.13 -       32.75         2,984            5.9              11.92              231            11.77

Employee Stock Purchase Plan

The Company is authorized to issue up to 4,050,000 shares of its common stock under its amended and restated 1984 Employee Stock Purchase Plan. All domestic employees are eligible to participate, and approximately 50% of eligible employees participated in fiscal 1997 (compared with 25-40% during fiscal 1996). The purchase price of the stock is 85% of the lower of the closing price at the beginning or at the end of each offering period (typically fiscal quarters). Eligible employees can have up to 10% of base earnings withheld to purchase the Company's common stock under the Plan.


Following is a summary of activity under the Employee Stock Purchase Plan in fiscal years 1997, 1996, and 1995:

                                         Fiscal 1997   Fiscal 1996   Fiscal 1995
                                         ---------------------------------------
(shares in thousands)
Number of shares issued                      560            246          274
Average selling price                      $8.52         $14.32        $8.51
Number of shares available at year-end        54            614          860


Note: As of March 30, 1997, the then-current offering period commenced December 30, 1996, and ends September 28, 1997.


Under SFAS 123, the Company must estimate the fair value of employees' purchase rights under the Employee Stock Purchase Plan ("ESPP rights"). Valuing ESPP rights involves the use of option valuation models which are incapable of addressing transferability and vesting restrictions inherent in the Company's Employee Stock Purchase Plan. Estimating the value of ESPP rights requires that the Company make highly subjective assumptions about future events, such as stock price volatility, and the resulting estimates are quite sensitive to changes in these assumptions.

The Company has estimated the fair value of ESPP rights using the Black-Scholes option valuation model with the following weighted-average assumptions: an expected life equal to the offering period (typically one fiscal quarter); expected volatility of 60.0 to 62.5%; risk-free interest rate of 5.1 to 5.9% and a dividend yield of 0%. The weighted-average fair value per ESPP right granted in fiscal 1997 and 1996, as defined by SFAS 123, was $3.84 and $5.02, respectively.


During fiscal 1997, 1996, and 1995, respectively, the Company received tax benefits of $1,655,000, $8,877,000, and $7,853,000, related to the exercise of non-qualified stock options and on the disposition of stock acquired with incentive stock options or through the Employee Stock Purchase Plan.


Pro Forma Net Income and Net Income Per Share

Following is a pro forma calculation of the amounts to which the Company's net income and income per share would have been reduced, had the Company recorded compensation costs based on the estimated grant-date fair value, as defined by SFAS 123, of awards granted under its Stock Option Plans and Employee Stock Purchase Plan. The pro forma amounts include compensation costs related to fiscal 1997 and 1996 stock option grants only. In future years, the annual compensation expense will increase relative to the fair value of stock options granted in those future years.

                                                      Fiscal             Fiscal
                                                       1997               1996
                                                    ----------------------------
(in thousands, except per share amounts)
Pro Forma Net Income/(Loss)
         Primary                                     $(61,585)        $ 109,317
         Fully Diluted                                (61,585)          115,913

Pro Forma Net Income/(Loss) per Share:
         Primary                                     $(0.78)          $ 1.36
         Fully Diluted                                (0.78)            1.34



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

NOTE 10 - EMPLOYEE BENEFITS PLANS

The Profit Sharing Plan is available to all employees who have at least six months of service with the Company. Under this plan, all eligible IDT employees receive profit sharing contributions of 7% of pre-tax earnings in cash, and an additional 1% of pre-tax earnings, is divided equally among all domestic employees and contributed to the

Company's 401(k) plan. Administrative expenses are netted against the Profit Sharing Plan contribution. The cash contributions for the years ended March 31, 1996 and April 2, 1995 for this plan were $14,056,000, and $8,360,000 respectively. There was no cash contribution to this plan for the year ended March 30, 1997.

The Company pays an annual cash bonus to certain executive officers and other key employees based on the pre-tax earnings of the Company and the employee's individual performance. Prior to fiscal 1996 the aggregate amount of all bonuses paid for any single fiscal year was up to 6% of pre-tax profits for the year. During fiscal 1996, the amount accrued under the bonus plan was 6% of operating income less a factor for the percent change in the Company's income tax provision rate over the prior year. The performance bonus recorded for the years ended March 31, 1996 and April 2, 1995 for this plan were $9,136,000 and $6,264,000 respectively. There was no performance bonus recorded for the year ended March 30, 1997.


NOTE 11 - INCOME TAXES

The components of income before provision (benefit) for income taxes are as follows:

                                            March 30, 1997   March 31, 1996  April 2, 1995
                                          -------------------------------------------------
(in thousands)
United States                                $   (75,138)    $161,209        $  96,524
Foreign                                           12,974       12,687            7,879
                                             =========================================
                                             $   (62,164)    $173,896        $ 104,403
                                             =========================================

The provisions (benefits) for income taxes consist of the following:

                                            March 30, 1997   March 31, 1996  April 2, 1995
                                          -------------------------------------------------
(in thousands)
Current income taxes (benefits):
United States                                $   (15,262)    $ 63,829        $  21,164
State                                                (13)       1,517            3,902
Foreign                                              606d        2,293              668
                                             ------------------------------------------
                                             $   (14,669)    $ 67,639        $  25,734
                                             ------------------------------------------
Deferred (prepaid) income taxes:
United States                                $    (9,357)    $(11,340)       $    (182)
State                                              4,134         (652)             549
                                             ------------------------------------------
                                             $    (5,223)    $(11,992)       $     367
                                             ==========================================
Provision (benefit) for income taxes         $   (19,892)    $ 55,647        $  26,101
                                             ==========================================

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of deferred tax assets and liabilities are as follows:

                                                March 30, 1997    March 31, 1996
                                                --------------------------------
(in thousands)
Deferred tax assets:
Deferred income on shipments to distributors    $     16,510      $    12,289
Non-deductible accruals and reserves                  27,676           16,208
Capitalized inventory and other expenses               7,687            9,694
Other                                                 (1,597)             521
Net operating loss & credit carryforwards              6,320             --
                                                --------------------------------
Gross deferred tax assets                             56,596           38,712
                                                --------------------------------

Deferred tax liabilities:
Depreciation                                         (11,564)          (9,367)
                                                --------------------------------
Gross deferred tax liabilities                       (11,564)          (9,367)
                                                --------------------------------

Valuation allowance                                  (10,464)            --
                                                ================================
Net deferred tax assets                         $     34,568      $    29,345
                                                ================================


As of March 30, 1997, management provided a valuation allowance for deferred tax assets for which it is more likely than not that such assets will not be realized. The valuation allowance is primarily attributable to state deferred tax assets net of state deferred tax liabilities.



The provision (benefit) for income taxes differs from the amount computed by applying the U.S. statutory income tax rate of 35% to income before the provision (benefit) for income taxes as follows:

                                             March 30, 1997     March 31, 1996    April 2, 1995
                                             --------------------------------------------------
Provision at U.S. statutory rate             $   (21,758)       $   60,864        $   36,541
Earnings of foreign subsidiaries
  considered permanently reinvested, less
  foreign taxes                                   (2,580)           (2,327)           (2,444)
General business credits                          (1,840)           (1,994)           (6,504)
Tax exempt interest                               (1,264)           (1,982)             (636)
State tax, net of federal benefit                 (6,342)              865             3,245
Valuation allowance                               10,464                 0            (2,337)
Other                                              3,428               221            (1,764)
                                             -------------------------------------------------
Provision (benefit) for income taxes         $   (19,892)       $   55,647        $   26,101
                                             =================================================

Management believes it is likely that expected additional depreciation grants for the Company's Malaysian subsidiary will defer the time when the Malaysian subsidiary will first begin to pay local income taxes on operating income until after its year ended March 30, 1997.

The Company's intention is to permanently reinvest its earnings in all of its foreign subsidiaries, except for its German subsidiary, Integrated Device Technology, GmbH, and its U.K. subsidiary, IDT Europe Limited. Accordingly, U.S. taxes have not been provided on approximately $50,592,000 of unremitted earnings. Upon distribution of those earnings in the form of dividends or otherwise, the Company will be subject to both U.S. income taxes and various foreign country withholding taxes.


NOTE 12 - INDUSTRY SEGMENT, FOREIGN OPERATIONS AND SIGNIFICANT CUSTOMERS

IDT operates predominantly in one industry segment (Note 1). The Company offers products in four product families; specialty memory products, SRAM components and modules, logic circuits and RISC microprocessors. Sales through a national distributor accounted for 14%, 11% and 13% of net revenues for fiscal 1997, 1996 and 1995 respectively. Additionally, one OEM customer accounted for 12% of net revenues in fiscal 1996.

Major operations outside the United States include manufacturing facilities in Malaysia and the Philippines and sales subsidiaries in Japan, the Pacific Rim, and throughout Europe. At March 30, 1997, and March 31, 1996 total liabilities for operations outside of the United States were $70,832,000 and $34,475,000, respectively.

The following is a summary of IDT's foreign operations by geographic areas for fiscal 1997, 1996 and 1995:

                                                  TRANSFERS
                                   SALES TO        BETWEEN                   OPERATING
                                  UNAFFILIATED    GEOGRAPHIC     NET          INCOME     IDENTIFIABLE
                                  CUSTOMERS         AREAS      REVENUES       (LOSS)        ASSETS
Fiscal year ended March 30, 1997
  United States                    $ 330,578     $ 130,014    $  460,592   $ (61,512)    $ 624,306
  Europe                              93,167          --          93,167       12,949       64,687
  Japan                               73,385          --          73,385        1,040       15,216
  Asia-Pacific                        40,083        72,029       112,112       12,448      109,130
  Elimination                           --        (202,043)     (202,043)         151     (137,790)
  Corporate                             --            --            --        (30,986)     228,035
                                   ---------------------------------------------------------------
 Consolidated                      $ 537,213     $    --      $  537,213   $ (65,910)    $ 903,584
                                   ===============================================================

Fiscal year ended March 31, 1996
  United States                    $ 404,994     $ 150,769    $  555,763   $ 149,206     $ 574,287
  Europe                             144,154          --         144,154      39,274        28,478
  Japan                               72,530          --          72,530       3,405        21,482
  Asia-Pacific                        57,819        46,870       104,689       8,466        72,703
  Elimination                           --        (197,639)     (197,639)         89       (42,633)
  Corporate                             --            --            --       (36,707)      285,117
                                   ---------------------------------------------------------------
 Consolidated                      $ 679,497     $    --      $  679,497   $ 163,733     $ 939,434
                                   ===============================================================

Fiscal year ended April 2, 1995
  United States                    $ 256,014     $  60,266    $  316,280   $ 111,394     $ 292,501
  Europe                              85,180         7,566        92,746       9,524        30,788
  Japan                               36,974          --          36,974         582        11,973
  Asia-Pacific                        44,022        30,929        74,951       5,812        36,855
  Elimination                           --         (98,761)      (98,761)       (217)      (48,797)
  Corporate                             --            --            --       (27,580)      238,655
                                   ---------------------------------------------------------------
 Consolidated                      $ 422,190     $    --      $  422,190   $  99,515     $ 561,975
                                   ===============================================================

NOTE 13 - RELATED PARTY TRANSACTIONS

The Company holds equity interest of approximately 36% in Quantum Effect Design, Inc., (QED). A shareholder and director of the Company also holds equity interest of approximately 3.6% in QED. The Company recorded royalty expense of $2,624,000 to QED in fiscal 1997.


NOTE 14 - DERIVATIVE FINANCIAL INSTRUMENTS

The Company has foreign subsidiaries which operate and sell or manufacture the Company's products in various global markets. As a result, the Company is exposed to changes in foreign currency exchange rates. The Company primarily utilizes forward exchange contracts to hedge against the short-term impact of foreign currency fluctuations on certain assets or liabilities denominated in foreign currencies. The total amount of these contracts is offset by the underlying assets or liabilities denominated in foreign currencies. The gains or losses on these contracts are included in income as the exchange rates change. Management believes that these forward contracts do not subject the Company to undue risk due to foreign exchange movements because gains and losses on these contracts are offset by losses and gains on the underlying asset and transactions being hedged. These forward exchange contracts are considered identifiable hedges and realized and unrealized gains and losses are deferred until settlement of the underlying commitments. At March 30, 1997, and March 31, 1996 deferred gains and losses were not material.

Foreign exchange hedge positions, which include buy and sell positions generally with maturities of less than three months, are as follows:


                                          March 30, 1997          March 30, 1996
                                      ------------------------------------------
                                         Buy         Sell       Buy        Sell
(in thousands of U.S. dollars)
Japanese Yen                          $   -      $ 13,802    $   -      $ 14,569
British Pound Sterling                    945       4,054        -         2,561
Malaysian Ringgits                      5,440       2,861      5,271       2,214
                                      ==========================================
                                      $ 6,385    $ 20,717    $ 5,271    $ 19,344
                                      ==========================================


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

                 SUPPLEMENTARY FINANCIAL INFORMATION (UNAUDITED)
                         QUARTERLY RESULTS OF OPERATIONS
                      (in thousands, except per share data)


                                                Year ended March 30, 1997
                                     -------------------------------------------

                                       First     Second      Third      Fourth
                                      Quarter    Quarter    Quarter    Quarter
                                     -------------------------------------------

Revenues                             $142,539   $120,485   $130,992   $143,197
Asset impairment and other               --         --       45,223       --
Gross profit                           70,923     38,194      2,146     55,059
Income (loss)  before
  extraordinary item                    8,869    (10,334)   (42,918)     2,111
Net income (loss)                       8,869    (10,334)   (42,918)     2,111
Primary earnings per share:
   Income (loss) before
     extraordinary item                  0.11      (0.13)     (0.55)      0.03
   Net income (loss)                     0.11      (0.13)     (0.55)      0.03
Fully diluted earnings per share:
   Income (loss)  before
     extraordinary item                  0.11      (0.13)     (0.55)      0.03
   Net income (loss)                     0.11      (0.13)     (0.55)      0.03


                                                Year ended March 31, 1996
                                     -------------------------------------------

                                       First     Second      Third      Fourth
                                      Quarter    Quarter    Quarter    Quarter
                                     -------------------------------------------

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


PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item with respect to the Company's Directors is incorporated herein by reference from the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended March 30, 1997, and the information required by this item with respect to the Company's executive officers is incorporated herein by reference from the section entitled "Executive Officers of the Registrant" in Part I, Item 4A of this Report.


ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference from the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated herein by reference from the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference from the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders.

PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

 (a) 1.  Financial Statements

         The following  consolidated  financial  statements are included in
         Item 8:

         -   Consolidated Balance Sheets at March 30, 1997 and March 31, 1996
         - Consolidated Statements of Operations for each of the three fiscal years in the period ended March 30, 1997
         - Consolidated Statements of Cash Flows for each of the three fiscal years in the period ended March 30, 1997
         - Consolidated Statements of Stockholders' Equity for each of the three fiscal years in the period ended March 30, 1997
         -   Notes to Consolidated Financial Statements


 (a) 2.  Financial Statement Schedules

         Schedule II - Valuation and Qualifying Accounts

         All other schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedules, or because the required information is included in the financial statements or notes thereto.



 (a) 3.      Listing of Exhibits

Exhibit No.       Description

Page

2.1* Agreement and Plan of Reorganization dated as of October 1, 1996, by and among the Company, Integrated Device Technology Salinas Corp. and Baccarat Silicon, Inc. (previously filed as Exhibit 2.1 to the Quarterly Report on Form 10-Q for the Fiscal Quarter Ended December 29,
         1996).

2.2* Agreement of Merger dated as of October 1, 1996, by and among the Company, Integrated Device Technology Salinas Corp. and Baccarat Silicon, Inc. (previously filed as Exhibit 2.2 to the Quarterly Report on Form 10-Q for the Fiscal Quarter Ended December 29, 1996).

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

10.6* Amended and Restated 1984 Employee Stock Purchase Plan(previously filed as Exhibit 10.16 to the Quarterly Report on Form 10-Q for the Fiscal Quarter Ended October 2, 1994).**

10.7* 1994 Stock Option Plan, as amended through April 25, 1996 (previously filed as Exhibit 4.5 to the Registration Statement on Form S-8 (File Number 333-15871) filed on November 8, 1996).**

10.8* 1994 Directors Stock Option Plan and related documents(previously filed as Exhibit 10.18 to the Quarterly Report on Form 10-Q for the Fiscal Quarter Ended October 2, 1994).**

10.9* Form of Indemnification Agreement between the Company and its directors and officers (previously filed as Exhibit 10.68 to Annual Report on Form 10-K for the Fiscal Year Ended April 2, 1989).**

10.10* Manufacturing, Marketing and Purchase Agreement between the Company and MIPS Computer Systems, Inc. dated January 16, 1988 (previously filed as Exhibit to Annual Report on Form 10-K for the Fiscal Year Ended March 29, 1992) (Confidential Treatment Granted).

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

10.22* 1995 Executive Performance Plan (previously filed as Exhibit 10.22 to the Quarterly Report on Form 10-Q for the Fiscal Quarter Ended October 1, 1995).**

10.23* Letter amending Patent License Agreement between the Company and AT&T dated December 4, 1995 (previously filed as Exhibit 10.23 to the Annual Report on Form 10-K for the Fiscal year Ended March 31, 1996) (Confidential Treatment Granted).

10.24* Lease dated July 1995 between Integrated Device Technology, Inc. and American National Insurance Company relating to 3250 Olcott Street, Santa Clara, California (previously filed as Exhibit 10.25 to the Annual Report for the Fiscal Year Ended March 31, 1996).

10.25* Registration Rights Agreement dated as of October 1, 1996 among the Company, Carl E. Berg and Mary Ann Berg (previously filed as Exhibit
         10.1 to the Quarterly Report on Form 10-Q for the Fiscal Quarter Ended December 29, 1996).

11.1     Statement re: computation of earnings per share

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



INTEGRATED DEVICE TECHNOLOGY, INC.
Registrant

May 19, 1997                        By: /s/ Leonard C. Perham
                                    --------------------------------------------
                                    Chief Executive Officer




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Signature                 Title                                     Date

/s/ D. John Carey         Chairman of the Board                     May 19, 1997
    (D. John Carey)

/s/ Leonard C. Perham     Chief Executive Officer and Director      May 19, 1997
    (Leonard C. Perham)   (Principal Executive Officer)

/s/ William D. Snyder     Vice President, Chief Financial Officer   May 19, 1997
    (William D. Snyder)   (Principal Financial and Accounting
                          Officer)

/s/ Carl E. Berg          Director                                  May 19, 1997
    (Carl E. Berg)

/s/ John C. Bolger        Director                                  May 19, 1997
    (John C. Bolger)

/s/ Federico Faggin       Director                                  May 19, 1997
    (Federico Faggin)

SCHEDULE II



                       INTEGRATED DEVICE TECHNOLOGY, INC.
                        VALUATION AND QUALIFYING ACCOUNTS

                                     Balance at   Additions Charged
                                    Beginning of     to Cost and     Recoveries and   Balance at End
                                       Period         Expenses        Write-offs        of Period
(in thousands)
Inventory Lower of Cost or Market
Reserve

Year ended April 2, 1995               $  794          $  603           $(760)          $   637

Year ended March 31, 1996                 637           2,866            (191)            3,312

Year ended March 30, 1997               3,312         16,654               -             19,966