Form 10-Q
period 1997-06-29
INTEGRATED DEVICE TECHNOLOGY INC
filed 1997-07-30
CIK 703361

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark one)

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 29, 1997

                                       OR

     ( ) TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934

             For the transition period from _________ to _________.


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

                                      NONE
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of outstanding shares of the registrant's Common Stock, $.001 par value, as of July 25, 1997, was 79,926,194.

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                       INTEGRATED DEVICE TECHNOLOGY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)



                                        Three Months Ended    Three Months Ended
                                           June 29, 1997         June 30, 1996
                                          --------------------------------------
Revenues                                     $ 148,873              $ 142,539

Cost of revenues                                92,537                 71,616
                                          --------------------------------------

Gross profit                                    56,336                 70,923
                                          --------------------------------------

Operating expenses:
  Research and development                      29,822                 39,085
  Selling, general and administrative           22,364                 20,937
                                          --------------------------------------

Total operating expenses                        52,186                 60,022
                                          --------------------------------------

Operating income                                 4,150                 10,901

Interest expense                                (3,743)                (1,926)
Interest income and other, net                   2,219                  4,067
                                          --------------------------------------

Income before income taxes                       2,626                 13,042

Provision  for income taxes                        735                  4,173
                                          --------------------------------------

Net income                                   $   1,891              $   8,869
                                           =====================================

 Net income per share:
   Primary                                   $    0.02              $    0.11
   Fully Diluted                             $    0.02              $    0.11

 Weighted average shares:
   Primary                                      83,359                 81,650
   Fully Diluted                                83,359                 81,650




   The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                 INTEGRATED DEVICE TECHNOLOGY, INC.
                                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                                (In thousands, except share amounts)
                                                             (Unaudited)
                                                                                                   June 29, 1997      March 30, 1997
                                                                                                   --------------------------------
                            ASSETS
Current assets:
   Cash and cash equivalents                                                                       $ 148,975              $ 155,149
   Short-term investments                                                                             45,109                 35,747
   Accounts receivable, net                                                                           74,397                 77,600
   Inventory                                                                                          49,647                 47,618
   Deferred tax assets                                                                                44,493                 44,493
   Income tax refund receivable                                                                       22,752                 34,055
   Prepayments and other current assets                                                               16,065                 19,148
                                                                                                   --------------------------------
Total current assets                                                                                 401,438                413,810

Property, plant and equipment, net                                                                   442,949                424,217
Other assets                                                                                          77,024                 65,557
                                                                                                   --------------------------------
TOTAL ASSETS                                                                                       $ 921,411              $ 903,584
                                                                                                   ================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                                 $  48,923              $  44,875
  Accrued compensation and related expenses                                                           14,496                 15,612
  Deferred income on shipments to distributors                                                        54,689                 42,084
  Other accrued liabilities                                                                           24,890                 25,022
  Current portion of  long-term obligations                                                            5,754                  6,049
                                                                                                   --------------------------------
Total current liabilities                                                                            148,752                133,642

5.5% Convertible Subordinated Notes, net of issuance costs                                           183,306                183,157
Long-term obligations                                                                                 51,490                 52,622
Deferred tax liabilities                                                                               9,925                  9,925
                                                                                                   --------------------------------
Total liabilities                                                                                    393,473                379,346

Commitments and contingencies

Stockholders' equity:
  Preferred stock; $.001 par value:
    10,000,000 shares authorized; no shares issued
  Common stock; $.001 par value: 200,000,000
    shares authorized; 79,893,549  and
    79,654,104 shares issued and outstanding                                                              80                     80
  Additional paid-in capital                                                                         306,169                304,840
  Retained earnings                                                                                  222,608                220,717
  Cumulative translation adjustment                                                                     (732)                  (886)
  Unrealized gain on available-for-sale securities, net                                                 (187)                  (513)
                                                                                                   --------------------------------
Total stockholders' equity                                                                           527,938                524,238

                                                                                                   --------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                         $ 921,411              $ 903,584
                                                                                                   ================================

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

                                                 INTEGRATED DEVICE TECHNOLOGY, INC.
                                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (In thousands)
                                                             (Unaudited)

                                                                                              Three Months Ended  Three Months Ended
                                                                                                June 29, 1997         June 30, 1996
                                                                                                -----------------------------------
Operating activities:
  Net income                                                                                     $   1,891                $   8,869
  Adjustments:
    Depreciation and amortization                                                                   26,654                   19,275

  Changes in assets and liabilities:
      Accounts receivable                                                                            3,203                    1,952
      Inventory                                                                                     (2,029)                  (2,113)
      Income tax refund receivable                                                                  11,303
      Prepayments and other assets                                                                   3,338                   (2,310)
      Accounts payable                                                                               4,048                    1,321
      Accrued compensation and related expense                                                      (1,116)                 (14,773)
      Deferred income on shipments to distributors                                                  12,605                    6,500
      Income taxes payable                                                                                                   (5,332)
      Other accrued liabilities                                                                         73                   (1,840)
                                                                                                 -----------------------------------
  Net cash provided by operating activities                                                         59,970                   11,549

Investing activities:
    Purchases of property, plant and equipment                                                     (44,869)                 (80,607)
    Purchases of short-term investments                                                            (13,941)                  (8,100)
    Proceeds from sales of short-term investments                                                    4,905                   18,275
    Purchases of equity investments                                                                (12,090)
    Proceeds from sales of investments
         collateralizing facility lease                                                                                      10,252
                                                                                                 -----------------------------------
  Net cash used for investing activities                                                           (65,995)                 (60,180)

Financing activities:
    Issuance of common stock, net                                                                    1,329                    1,780
    Payments on capital leases and other debt                                                       (1,478)                    (950)
                                                                                                 -----------------------------------
  Net cash (used) provided by financing activities                                                    (149)                     830
                                                                                                 -----------------------------------

Net decrease in cash and cash equivalents                                                           (6,174)                 (47,801)

Cash and cash equivalents at beginning of period                                                   155,149                  157,228
                                                                                                 -----------------------------------

Cash and cash equivalents at end of period                                                       $ 148,975                $ 109,427
                                                                                                 ==================================


Supplemental disclosures:
    Interest paid                                                                                $   5,788                $   5,277
    Income taxes paid (refunded), net                                                              (10,897)                   4,903


                  The accompanying notes are an integral part of these condensed consolidated financial statements.

                       INTEGRATED DEVICE TECHNOLOGY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. In the opinion of Integrated Device Technology, Inc. (IDT or the Company), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial information included therein. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended March 30, 1997. The results of operations for the three month period ended June 29, 1997, are not necessarily indicative of the results to be expected for the full year.

2.   Inventory consisted of the following:

                                                  June 29, 1997   March 30, 1997
                                                  ------------------------------
     (in thousands)
     Raw materials                                $ 5,571                $ 4,800
     Work-in-process                               27,002                 29,375
     Finished goods                                17,074                 13,443
                                                  ------------------------------
                                                  $49,647                $47,618
                                                  ==============================

3. The provision for income taxes reflects management's estimated annualized effective tax rate applied to earnings for the interim period. The rate used differs from the U.S. statutory rate of 35% primarily due to total earnings of foreign subsidiaries, considered permanently reinvested, being taxed at lower average rates than the U.S. statutory rate. Income taxes in state jurisdictions are not significant due to available investment tax credits and research and development credits.

4. Primary net income per common share is computed using the weighted average number of common shares and the dilutive effects of common stock equivalent shares outstanding during the period. Common stock equivalent shares include shares issuable under the Company's stock option plans. Fully diluted net income per share is computed by adjusting the primary shares outstanding for the potential effect of the conversion of the 5.5% Convertible Subordinated Notes (the Notes) outstanding and net income for the elimination of the related interest and deferred debt issue costs (net of income taxes), when the effect of such potential conversion would be dilutive to net income per primary share. For both quarters ended June 29, 1997, and June 30, 1996, the potential effect of the conversion of the Notes has not been included in the fully diluted share calculation because the results are anti-dilutive.

     In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share." This statement is effective for the Company's fiscal quarter ending December 28, 1997. The Statement redefines earnings per share under generally accepted accounting principles. Under the new standard, primary earnings per share is replaced by basic earnings per share and fully diluted earnings per share is replaced by diluted earnings per share. If the Company had adopted this Statement for each of the quarters presented, the Company's net income per share would have been as follows:



                                                June 29, 1997      June 30, 1996
                                               ---------------------------------

     Basic net income per share                 $   0.02             $   0.11

     Diluted net income per share               $   0.02             $   0.11

5. The Company's obligations under a five-year $64 million Tax Ownership Lease transaction for the construction of the Hillsboro, Oregon facility are secured by a line of credit trust deed on the building. In accordance with the terms of the lease, collateral in the form of cash and/or investments (restricted securities) is required. Restricted securities collateralizing this lease, included in non-current other assets, were $57,120,000 at both June 29, 1997, and March 30, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


All references are to the Company's fiscal periods ended June 29, 1997, and June 30, 1996, unless otherwise indicated. Quarterly financial results may not be indicative of the financial results of future periods. The following discussion contains forward looking statements that involve a number of risks and uncertainties, including but not limited to operating results, capital expenditures and capital resources, SRAM market prices, manufacturing capacity utilization, customer demand and customer inventory levels. Factors that could cause actual results to differ materially are included in, but are not limited to, those identified in "Factors Affecting Future Results". The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof.


Results of Operations

Revenues

Revenue for the first quarter of fiscal 1998 was $148.9 million, an increase of 4% over revenue of $143.2 million recognized in the immediately prior quarter and an increase of 4% over revenue of $142.5 million for the same period one year ago. Total units shipped increased approximately 19% and 75% when compared to the immediately prior quarter and the first quarter of fiscal 1997, respectively.

The revenue increase in the first period of fiscal 1998 over the first and fourth quarters of fiscal 1997 was primarily attributable to increased units shipped across all product lines. The increase in revenue due to greater units shipped was partially offset by a decline in average selling prices for the Company's products. During late fiscal 1996 and into fiscal 1997, SRAM average selling prices experienced market price declines of as much as 80% over twelve months. During the first quarter of fiscal 1998, prices of SRAM components were essentially stable, while prices for SRAM modules declined. In the future, as described below, market prices and customer demand for these products may change, especially during periods of seasonal demand weaknesses. RISC microprocessor average selling prices also declined as product mix sold reflects a greater proportion of embedded controller products which command lower average selling prices in the market than standard microprocessor products. The RISC microprocessor product family mix sold is expected to continue to include a greater proportion of embedded controllers. The average selling price realized per unit for logic products also decreased. Lower average product selling prices in the first quarter of fiscal 1998 were also attributable to maturation of certain products.

The semiconductor industry is highly cyclical and is subject to significant downturns. Such downturns are characterized by diminished product demand, production over-capacity and accelerated average selling price erosion. The price the Company receives for its industry standard SRAM and other products, is therefore dependent upon industry-wide demand and capacity, and such prices have been historically subject to rapid change. Reflecting market conditions, average selling prices realized for SRAM-related products in fiscal 1997 and thus far in fiscal 1998, were at significantly lower prices than previous fiscal periods. While current SRAM prices are essentially stable, new SRAM orders continue to be at low prices, and the Company expects that these prices will continue to adversely affect the Company's operating results.

Gross Profit

Gross profit in the quarter increased by $1.3 million to $56.3 million when compared to the fourth quarter of fiscal 1997 and decreased by $14.6 million when compared to the first quarter of fiscal 1997. As a percentage of revenue (gross margin) gross profit remained constant with the immediately preceding quarter at 38% and decreased from 50% when compared to the first quarter of fiscal 1997. The decrease in gross profit over the first quarter of fiscal 1997 was primarily attributable to significant erosion of average selling prices for SRAM and related module products. The Company continued its efforts to shift to smaller die designs and its most advanced wafer fabrication processes, which result in increased die per wafer and therefore lower unit costs. However, declining average selling prices for primarily SRAM products more than offset manufacturing efficiencies gained.

In the first quarter of fiscal 1998, costs associated with the new eight-inch wafer fabrication facility located in Hillsboro, Oregon, continued to adversely impact gross margin, as these costs were not fully absorbed by additional revenues. During fiscal 1997, as this facility began its production ramp, the facility manufactured production wafers and incurred operating costs. During the first quarter of fiscal 1997, substantially all operating expenses associated with the new Oregon facility were classified as process engineering research and development expense, as production of salable die was not significant, and IDT's policy is to expense new plant startup costs to research and development (R&D) expense until a facility is ready to begin commercial production. In the latter quarters of fiscal 1997, costs associated with the Oregon facility negatively impacted gross margins, as a majority of total facility operating costs were allocated to the manufacture of products, the costs of which were charged to cost of goods sold. The remainder of the operating costs were charged to process engineering research and development expense, based on activities performed. While costs incurred at the facility did not significantly increase during the first quarter of fiscal 1998, over the remainder of the fiscal year, the level of expense associated with the Oregon fabrication facility is expected to increase on a quarterly basis over the levels of expense incurred during each quarter of fiscal 1997. The anticipated increased costs are associated with additional equipment to be installed and other costs incurred which are necessary to achieve more effective utilization of the facility. Additionally, in the current quarter and in future quarters, the percentage of these costs recorded as cost of revenues did and may continue to increase, based upon production volumes and activities performed.

The Oregon facility provides the Company with significant additional available production capacity, but, as a result of current market conditions, the Company's production volumes at its wafer fabrication facilities have not increased sufficiently to take full advantage of the additional capacity. Further, the Company is unable to predict whether demand for industry standard SRAM products or IDT's share of the available market will improve. Should IDT's production volumes, especially at its fabrication facilities, remain constant or decline and should the Company be unable to otherwise decrease costs per unit sold, the Company's gross profit will continue to be adversely impacted. Further, if prices on industry standard SRAM products and market demand for production volumes do not improve and if a greater percentage of the Oregon facility's operating costs are allocated to cost of goods sold, based on activities performed, without commensurate increase in production, then it will be unlikely that gross profit in the second quarter of fiscal 1998 will improve.


Research and Development

Research and development (R&D) expenses decreased in absolute spending and as a percentage of revenues for the first quarter of fiscal 1998 when compared to the immediately preceding quarter and the same period of fiscal 1997. R&D expenses decreased $4.2 million from the quarter ended March 30, 1997 to $29.8 million and decreased $9.2 million from the quarter ended June 30, 1996. As a percentage of revenues R&D expenses amounted to 20%, down from 24% during the prior quarter and 27% during the first quarter of fiscal 1997.

The Company's policy is not to capitalize pre-operating costs associated with new manufacturing facilities, and in fiscal 1997 significant facility start-up and staffing expenses were incurred at the new eight-inch wafer fabrication facility in Hillsboro, Oregon. In fiscal 1997, operating expenditures associated with the start up of the Oregon fabrication facility were classified in part as process engineering R&D expense and, in part, cost of revenues, based upon the nature of the activities performed. In the first quarter of fiscal 1998, total R&D expense as a percentage of revenue declined principally because a greater proportion of manufacturing facility operating costs, including Oregon facility costs, were classified as cost of goods sold, rather than process engineering R&D.

Other continuing R&D activities include developing microprocessors for use in general applications, conducting research into applications of high speed DRAM technology for the communications market, developing RISC microprocessors for primarily communications and embedded control applications, developing an advanced SRAM architecture that significantly improves performance of communications applications requiring frequent switches between reads and writes, and developing a family of specialty memory products for the ATM market.

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


Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses increased by $2.4 million from $19.9 million in the quarter ended March 30, 1997 to $22.4 million in the quarter ended June 29, 1997. SG&A expense during the first quarter of fiscal 1997 was $20.9 million. As a percentage of revenues SG&A increased to 15.0% in the current quarter from 13.9% in the immediately preceding quarter and 14.7% in the first quarter of fiscal 1997. A portion of SG&A expenses, such as sales commissions, management bonuses and employee profit sharing, vary with sales and Company profitability and increase or decrease as sales and profitability change. The dollar increase in sequential quarters is primarily the result of expenses associated with initiatives to implement and upgrade enterprise-wide management information systems; as well as marketing efforts associated with new products. The Company anticipates SG&A expenses for the remainder of fiscal 1998 will remain approximately constant as a percentage of revenues. However, should revenues decrease significantly, SG&A as a percentage of revenues is subject to increase.


Interest Expense

Interest expense of $3.7 million for the first fiscal quarter of 1998 was flat relative to the last quarter of fiscal 1997 and up $1.8 million when compared to the $1.9 million for the same quarter a year ago. Interest expense is primarily associated with the 5.5% Convertible Subordinated Notes, due in 2002, (the "Notes") and $21.0 million of secured equipment financing agreements completed in September 1996. The increase in interest expense in the first quarter of fiscal 1998 over the same quarter one year ago is primarily attributable to the cessation of capitalizing interest in connection with the construction of the eight-inch wafer fabrication plant in Oregon. Interest capitalized during the first quarter of fiscal 1997 was $1.2 million. Additionally, interest expense increased because of incremental interest associated with secured equipment financing agreements, which were not completed until the third fiscal quarter of 1997. Management expects that in fiscal 1998 interest expense will remain constant.

Interest Income and Other

Interest income and other, net, decreased to $2.2 million for the first fiscal quarter of 1998 compared to $4.1 million for the same quarter a year ago and $6.5 million in the immediately proceeding quarter. Interest income and other decreased $1.9 million from the first quarter of fiscal 1997 primarily due to lower short-term investment balances resulting from the use of cash for capital expenditures, primarily associated with the Oregon fabrication facility and the Philippines assembly and test facility. Interest income for the first quarter of fiscal 1998 was flat when compared to the fourth quarter of fiscal 1997. Also included in interest income and other, net is the Company's share of net earnings or losses of unconsolidated affiliates. When comparing the first quarter of fiscal 1998 to the first quarter of fiscal 1997, balances associated with the Company's share of net losses of affiliates (which offset interest income) increased. In the fourth quarter of fiscal 1997, IDT recorded income in the net amount of approximately $.4 million associated with the earnings of the investee companies.


Taxes

Income taxes have been provided in the current quarter at a rate of 28% versus 32% for the entire fiscal year of 1997. The provision for income taxes reflects management's estimated annualized effective tax rate applied to earnings for the interim period. The fiscal 1998 effective rate utilized is lower than the effective rate for fiscal 1997 primarily because the earnings of foreign subsidiaries, taxed at a lower average rate, are expected to comprise a higher percentage of the Company's anticipated world-wide income for the current year. The rate used differs from the U.S. statutory rate of 35% primarily due to earnings of foreign subsidiaries, considered permanently reinvested, being taxed at lower average rates than the U.S. statutory rate. Income taxes in state jurisdictions are not significant due to available investment tax credits and research and development credits.


Liquidity and Capital Resources


At June 29, 1997, cash and cash equivalents were $149.0 million, a decrease of $6.1 million from $155.1 million at March 30, 1997. The Company generated $60.0 million of funds from operations in the first quarter of fiscal 1998, up from $11.5 million of funds from operations during the same quarter for fiscal 1997. Cash provided by operating activities for the first fiscal quarter of 1998 primarily reflected net income adjusted for depreciation and amortization of $26.7 million, $11.3 million in tax refunds, $12.6 million in deferred income on shipments to distributors and various other changes to working capital. Increased depreciation and amortization charges in the current quarter were associated with new facilities, improvements to existing facilities and new equipment.

During the first quarter of fiscal 1998, the Company's net cash used for investing activities was $66.0 million, with $44.9 million used to purchase capital equipment and property and plant improvements. In addition, during the quarter, the Company increased its equity investment in an affiliate by $12.1 million. Cash used for the purchase of short-term investments, net of sales of short-term investments, was $9.0 million.

Cash used for financing activities during the current quarter was $.1 million as compared to cash provided by financing activities of $.8 million for the same quarter one year ago. Financing activity consists primarily of issuance of common stock through employee benefit plans offset by payments on capital leases and other debt.

In view of current and anticipated capacity requirements, IDT anticipates capital expenditures of approximately $103 million for the remainder of fiscal 1998, principally in connection with continued installation of equipment in the Oregon facility, the Philippines plant and ongoing investments to maintain current technology equipment.

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

The Company believes that existing cash and cash equivalents, cash flow from operations and existing credit facilities will be sufficient to meet its working capital, mandatory debt repayment and anticipated capital expenditure requirements for the next twelve months. While the Company is reviewing all operations with respect to cost savings opportunities, there can be no assurance that the Company will not be required to seek other financing sooner or that such financing, if required, will be available on terms satisfactory to the Company. If the Company is required to seek additional financing sooner, the unavailability of financing on terms satisfactory to IDT could have a material adverse effect on the Company.


Factors Affecting Future Results

The Company's results of operations and financial condition are subject to the following risk factors:


Fluctuations in Operating Results

IDT's operating results have been, and in the future may be, subject to fluctuations due to a wide variety of factors including the timing of or delays in new product and process technology announcements and introductions by the Company or its competitors, competitive pricing pressures, particularly in the SRAM memory market, fluctuations in manufacturing yields, changes in the mix of product sold, availability and costs of raw materials, the cyclical nature of the semiconductor industry, industry-wide wafer processing capacity, economic conditions in various geographic areas, and costs associated with other events, such as underutilization or expansion of production capacity, intellectual property disputes, or other litigation. Additionally, many of the preceding factors also impact the recoverability of the cost of manufacturing and other assets, and as business conditions change, writedowns or abandonment of these assets may occur. Further, there can be no assurance that the Company will be able to compete successfully in the future against existing or potential competitors or that the Company's operating results will not be adversely affected by increased competition.


Cyclicality of the Semiconductor Industry

The semiconductor industry is highly cyclical. Early in fiscal 1996, markets for some of the Company's SRAMs were characterized by excess demand relative to supply and the resulting favorable pricing. During the later part of fiscal 1996, however, a number of companies, principally foreign, shifted manufacturing capacity to SRAMs causing rapid adjustments to supply and consequently impacting market prices. The resulting significant downward trend in prices in an extremely short period negatively affected SRAM gross margins, and adversely affected the Company's operating results which historically have been dependent on SRAM revenues. Current market conditions characterized by excess supply of SRAMs relative to demand and resultant pricing declines may continue. Although some competitors have recently made adjustments to the rate at which they will implement capacity expansion programs, the Company is unable to accurately estimate the amount of worldwide production capacity dedicated to industry standard products which it produces. A material increase in industry-wide production capacity, shift in industry capacity toward products competitive with the Company's products, reduced demand, or other factors could result in a further decline in product pricing and could also materially adversely affect the Company's operating results. The Company has taken measures to manage costs, including deferral of capacity expansion plans and work force reductions, but there can be no assurance that these measures will be sufficient to sustain profitability.

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

In order to achieve more full and effective use of the facilities, the Company continues to install new equipment at all of its fabrication and test and assembly facilities. Additional production capacity and future yield improvements by the Company's competitors could dramatically increase the worldwide supply of products which compete with the Company's products and could thereby create further downward pressure on pricing.


Risks Associated with Planned Expansion; Manufacturing Risks

In fiscal 1997, the Company began producing salable products at the Oregon fabrication and Philippines assembly and test facilities. Historically, the Company has utilized subcontractors for the majority of its incremental assembly requirements, typically at higher costs than its own Malaysian assembly and test operations. The Company expects to continue utilizing subcontractors extensively as its Philippines assembly and test plant continues to ramp its production volumes. Due to production lead times and current capacity constraints, especially in the assembly and test production areas, any failure by the Company to adequately forecast the mix of product demand could adversely affect the Company's sales and operating results. These capacity expansion programs in Oregon and the Philippines face a number of substantial risks including, but not limited to, cost overruns, equipment delays or shortages, power interruptions or failures, manufacturing start-up or process problems or difficulties in hiring key managers, technical personnel or operators. In addition, before fiscal 1997, the Company had never operated an eight-inch wafer fabrication facility.
Accordingly, the Company could incur unanticipated process or production problems. From time to time, the Company has experienced production difficulties that have caused delivery delays and quality problems. There can be no assurance that the Company will not experience manufacturing problems and product delivery delays in the future as a result of, among other things, changes to its process technologies, ramping production and installing new equipment at its facilities, including the facilities in Oregon and the Philippines. Further, the Company's older wafer fabrication facilities are located relatively near each other in Northern California. If the Company were unable to use these facilities, as a result of a natural disaster or otherwise, the Company's operations would be materially adversely affected until the Company was able to obtain other production capability.

In response to reduced protection offered by the Company's  insurance carrier at
economically   justifiable   rates,  in  fiscal  1997,  the  Company  eliminated
earthquake insurance coverage on all facilities.

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

IDT has been significantly dependent on the design capabilities of Quantum Effect Design, Inc., an equity affiliate, for the design and development of derivatives of 64 bit MIPS RISC based microprocessors. Currently there are no development contracts in effect between QED and IDT. While the Company is now designing and developing derivatives of MIPS RISC based microprocessors in-house, there is significant risk that the Company will not do so successfully.


Capital Needs

The semiconductor industry is extremely capital-intensive. To remain competitive, the Company must continue to invest in advanced manufacturing and test equipment. In fiscal 1998, the Company expects to expend approximately $148 million in capital expenditures and anticipates significant continuing capital expenditures in the next several years. There can be no assurance that the Company will not be required to seek financing to satisfy its cash and capital needs or that such financing will be available on terms satisfactory to the Company. If such financing is required and if such financing is not available on terms satisfactory to the Company, its operations could be materially adversely affected.


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

PART II  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following exhibits are filed herewith:


       Exhibit No.              Description                               Page
       -----------              -----------                               ----

          11            Statement re: Computation of Earnings Per Share    17
          27            Financial Data Schedule                            18

(b)      Reports on Form 8-K:

         No reports have been filed on Form 8-K during this quarter.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    INTEGRATED DEVICE TECHNOLOGY, INC.



Date:    July 28, 1997              /s/  Leonard C.  Perham
                                    ------------------------------------
                                    Leonard C.  Perham
                                    Chief Executive Officer


Date:   July 28, 1997               /s/ Alan F. Krock
                                    ------------------------------------
                                    Alan F. Krock
                                    Vice President and Corporate Controller
                                    (chief accounting officer)