Form 10-Q
period 1997-09-28
INTEGRATED DEVICE TECHNOLOGY INC
filed 1997-11-12
CIK 703361

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark one)

         (X)   QUARTERLY   REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
               SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 28, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of outstanding shares of the registrant's Common Stock, $.001 par value, as of November 7, 1997, was 80,632,539.

PART I   FINANCIAL INFORMATION

ITEM 1        FINANCIAL STATEMENTS


                       INTEGRATED DEVICE TECHNOLOGY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                      Three Months Ended      Three Months Ended
                                      September 28, 1997      September 29, 1996
                                      ------------------------------------------
Revenues                                 $ 143,807                $ 120,485

Cost of revenues                            88,643                   82,291

                                         ----------------------------------

Gross profit                                55,164                   38,194
                                         ----------------------------------

Operating expenses:
  Research and development                  30,632                   37,753
  Selling, general and administrative       20,048                   18,262
                                         ----------------------------------

Total operating expenses                    50,680                   56,015
                                         ----------------------------------

Operating income (loss)                      4,484                  (17,821)

Interest expense                            (3,512)                  (2,812)
Interest income and other, net               2,641                    4,854
                                         ----------------------------------

Income (loss) before income taxes            3,613                  (15,779)

Provision (benefit)  for income taxes        1,012                   (5,445)
                                         ----------------------------------

Net income (loss)                        $   2,601                ($ 10,334)
                                         ==================================

 Net income (loss) per share:
   Primary                               $    0.03                ($   0.13)
   Fully Diluted                         $    0.03                ($   0.13)

 Weighted average shares:
   Primary                                  83,669                   77,898
   Fully Diluted                            84,110                   77,898

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                       INTEGRATED DEVICE TECHNOLOGY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                        Six Months Ended       Six Months Ended
                                       September 28, 1997     September 29, 1996
                                      ------------------------------------------
Revenues                                   $ 292,680               $ 263,024

Cost of revenues                             181,180                 153,907

                                           ---------------------------------

Gross profit                                 111,500                 109,117
                                           ---------------------------------

Operating expenses:
  Research and development                    60,454                  76,838
  Selling, general and administrative         42,412                  39,199
                                           ---------------------------------

Total operating expenses                     102,866                 116,037
                                           ---------------------------------

Operating income (loss)                        8,634                  (6,920)

Interest expense                              (7,255)                 (4,738)
Interest income and other, net                 4,860                   8,921
                                           ---------------------------------

Income (loss) before income taxes              6,239                  (2,737)

Provision (benefit)  for income taxes          1,747                  (1,272)
                                           ---------------------------------

Net income (loss)                          $   4,492               ($  1,465)
                                           =================================

 Net income (loss) per share:
   Primary                                 $    0.05               ($   0.02)
   Fully Diluted                           $    0.05               ($   0.02)

 Weighted average shares:
   Primary                                    83,412                  77,797
   Fully Diluted                              83,907                  77,797


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                       INTEGRATED DEVICE TECHNOLOGY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)
                                   (Unaudited)
                                                               September 28, 1997      March 30, 1997
                                                               --------------------------------------
                            ASSETS
Current assets:
   Cash and cash equivalents                                         $ 177,738           $ 155,149
   Short-term investments                                               47,485              35,747
   Accounts receivable, net                                             64,007              77,600
   Inventory                                                            52,135              47,618
   Deferred tax assets                                                  44,493              44,493
   Income tax refund receivable                                            442              34,055
   Prepayments and other current assets                                 20,009              19,148
                                                                     -----------------------------
Total current assets                                                   406,309             413,810

Property, plant and equipment, net                                     443,447             424,217
Other assets                                                            75,728              65,557
                                                                     -----------------------------
TOTAL ASSETS                                                         $ 925,484           $ 903,584
                                                                     =============================

             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                   $  48,144           $  44,875
  Accrued compensation and related expenses                             16,559              15,612
  Deferred income on shipments to distributors                          50,191              42,084
  Other accrued liabilities                                             29,478              25,022
  Current portion of  long-term obligations                              5,480               6,049
                                                                     -----------------------------
Total current liabilities                                              149,852             133,642

5.5% Convertible Subordinated Notes, net of issuance costs             183,455             183,157
Long-term obligations                                                   49,917              52,622
Deferred tax liabilities                                                 9,925               9,925
                                                                     -----------------------------
Total liabilities                                                      393,149             379,346

Commitments and contingencies

Stockholders' equity:
  Preferred stock; $.001 par value:
    10,000,000 shares authorized; no shares issued
  Common stock; $.001 par value: 200,000,000
    shares authorized; 80,173,331 and
    79,654,104 shares issued and outstanding                                80                  80
  Additional paid-in capital                                           307,919             304,840
  Retained earnings                                                    225,209             220,717
  Cumulative translation adjustment                                       (884)               (886)
  Unrealized gain (loss) on available-for-sale securities, net              11                (513)
                                                                     -----------------------------
Total stockholders' equity                                             532,335             524,238

                                                                     -----------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 925,484           $ 903,584
                                                                     =============================

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                       INTEGRATED DEVICE TECHNOLOGY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)
                                                             Six Months Ended      Six Months Ended
                                                            September 28, 1997    September 29, 1996
                                                             ---------------------------------------
Operating activities:
  Net income  (loss)                                            $   4,492            ($  1,465)
  Adjustments:
    Depreciation and amortization                                  55,109               46,039

  Changes in assets and liabilities:
      Accounts receivable                                          13,593               17,937
      Inventory                                                    (4,517)              (2,780)
      Income tax refund receivable                                 33,613              (12,503)
      Prepayments and other assets                                    365                  154
      Accounts payable                                              3,269                5,846
      Accrued compensation and related expense                        947              (14,250)
      Deferred income on shipments to distributors                  8,107                3,193
      Income taxes payable                                            465               (5,626)
      Other accrued liabilities                                     3,678                 (545)
                                                                ------------------------------
  Net cash provided by operating activities                       119,121               36,000
                                                                ------------------------------

Investing activities:
    Purchases of property, plant and equipment                    (73,540)            (152,868)
    Proceeds from sales of property, plant and equipment              192               49,714
    Purchases of short-term investments                           (16,119)             (16,710)
    Proceeds from sales of short-term investments                   4,905               42,925
    Purchases of equity investments                               (12,090)              (6,960)
    Proceeds from sales of investments
         collateralizing facility lease                                 0               10,662
                                                                ------------------------------
  Net cash used for investing activities                          (96,652)             (73,237)
                                                                ------------------------------

Financing activities:
    Proceeds from issuance of common stock, net                     3,079                3,507
    Proceeds from secured equipment financing                           0               20,959
    Payments on capital leases and other debt                      (2,959)              (2,250)
                                                                ------------------------------
  Net cash provided by financing activities                           120               22,216
                                                                ------------------------------

Net increase (decrease) in cash and cash equivalents               22,589              (15,021)

Cash and cash equivalents at beginning of period                  155,149              157,228
                                                                ------------------------------

Cash and cash equivalents at end of period                      $ 177,738            $ 142,207
                                                                ==============================


Supplemental disclosures:
    Interest paid                                               $   6,421            $   5,701
    Income taxes paid (refunded), net                             (33,375)              11,514

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                       INTEGRATED DEVICE TECHNOLOGY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. In the opinion of Integrated Device Technology, Inc. (IDT or the Company), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial information included therein. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended March 30, 1997. The results of operations for the three and six month periods ended September 28, 1997, are not necessarily indicative of the results to be expected for the full year.

2.       Inventory consisted of the following:

                                       September 28, 1997     March 30, 1997
                                     ------------------------------------------
         (in thousands)
         Raw materials                  $         5,706      $         4,800
         Work-in-process                         32,342               29,375
         Finished goods                          14,087               13,443
                                     ==========================================
                                        $        52,135      $        47,618
                                     ==========================================

3. The provision for income taxes reflects management's estimated annualized effective tax rate of 28%, applied to earnings for the interim periods. The rate used differs from the U.S. statutory rate of 35% primarily due to total earnings of foreign subsidiaries, considered permanently reinvested, being taxed at lower average rates than the U.S. statutory rate. Income taxes in state jurisdictions are not significant due to available investment tax credits and research and development credits.

4. Primary net income per common share is computed using the weighted average number of common shares and the dilutive effects of common stock equivalent shares outstanding during the period. Common stock equivalent shares include shares issuable under the Company's stock option plans. Common stock equivalents for the current periods were computed using the Modified Treasury Stock Method and previous periods were computed using the Treasury Stock Method. Fully diluted net income per share is computed by adjusting the primary shares outstanding for the potential effect of the conversion of the 5.5% Convertible Subordinated Notes (the Notes) outstanding and net income for the elimination of the related interest and deferred debt issue costs (net of income taxes), when the effect of such potential conversion would be dilutive to net income per primary share. For both the quarters and the six months ended September 28, 1997, and September 29, 1996, the potential effect of the conversion of the Notes has not been included in the fully diluted share calculation because the results are anti-dilutive.

                       INTEGRATED DEVICE TECHNOLOGY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

5.       In February,  1997,  the Financial  Accounting  Standards  Board issued
         Statement of Financial  Accounting  Standards  No. 128,  "Earnings  per
         Share." This  statement is effective for the Company's  fiscal  quarter ending  December 28, 1997. The Statement  redefines  earnings per share under generally accepted accounting principles. Under the new standard, primary  earnings per share is replaced by basic earnings per share and fully  diluted  earnings per share is replaced by diluted  earnings per share.  If the  Company  had  adopted  this  Statement  for each of the quarters  and the six months  presented,  the  Company's  pro forma net income (loss) per share would have been as follows:
                                            Three Months      Three Months      Six Months       Six Months
                                                Ended            Ended           Ended              Ended
                                            September 28,    September 29,     September 28,    September 29,
                                                1997              1996            1997              1996
                                          ----------------------------------------------------------------------
           Basic net income (loss) per          .03              (.13)             .06              (.02)
           share
           Diluted net income (loss) per        .03              (.13)             .05              (.02)
           share

6. In June 1997, the Financial Accounting Standards Board issued two new Statements of Financial Accounting Standards ("SFAS"). SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income within a financial statement. This Statement requires the Company to report additional information on comprehensive income to supplement the reporting of income. SFAS No. 130 is effective for both interim and annual periods beginning after December 15, 1997. Comparative financial statements provided for earlier periods are required to be reclassified so that comprehensive income is displayed in a comparative format for all periods presented. SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for reporting information about operating segments in annual and interim financial statements. This Statement also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. The Company will adopt SFAS No. 130 for the first quarter of fiscal year 1999 and does not expect its provisions to have a material effect on the Company's presentation of its consolidated financial statements. The Company will also adopt SFAS No. 131 in fiscal year 1999 and is currently studying its provisions.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All references are to the Company's fiscal periods ended September 28, 1997, and September 29, 1996, unless otherwise indicated. Quarterly financial results may not be indicative of the financial results of future periods. The following discussion contains forward looking statements that involve a number of risks and uncertainties, including but not limited to operating results, marketplace competitive conditions, capital expenditures and capital resources, manufacturing capacity utilization, customer demand and customer inventory levels. Factors that could cause actual results to differ materially are included in, but are not limited to, those identified in "Factors Affecting Future Results". The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof.

Results of Operations

Revenues

Revenue in the second quarter of fiscal 1998 of $143.8 million increased $23.3 million, or 19.4%, over the same fiscal quarter of last year. Revenue increased primarily due to gains associated with 62% growth in product units shipped over the same quarter of fiscal 1997, partially offset by a decrease of 26% in the weighted average selling price (ASP) for all products over the same period last year. The largest increase in revenues and in units shipped were in SRAM, specialty memory and logic products. The greatest ASP decline was in SRAM products.

Revenue for the six months ended September 28, 1997, of $292.7 million was up $29.7 million over the $263.0 million reported for the comparable fiscal 1997 period. Consistent with the comparison of the second fiscal quarters above, revenue increased primarily due to gains associated with 69% growth in product units shipped for fiscal 1998 over the comparable period for fiscal 1997, partially offset by a decrease of 34% in the weighted average selling price for all products. Increases in revenue were realized primarily in SRAM, specialty memory and logic products.

Revenue in the second quarter of fiscal 1998 versus the first quarter of fiscal 1998 decreased from $148.9 million to $143.8 million or 3.4%. Net units shipped during the same periods decreased 2.3%. The Company's ASP realized across all products was stable in the second quarter of fiscal 1998, with a decline of only 2% when compared to the ASP realized for the first quarter of fiscal 1998. As noted above, when comparing revenue for Specialty Memory Products in current fiscal periods with corresponding periods of the previous fiscal year, revenue increases were realized. However, revenue realized for the sale of these products in the second quarter of fiscal 1998 decreased when compared to revenue of the first quarter of fiscal 1998. The Company believes this decline in revenue is due to reduced demand associated with customers adjusting inventory carrying levels. Demand for SRAM products was strong in the second quarter of fiscal 1998.

During late fiscal 1996 and into fiscal 1997, SRAM average selling prices experienced market price declines of as much as 80% over twelve months. ASP's for other products declined over the same period as existing products matured, although not as significantly. In the second quarter of fiscal 1998, prices in all major product lines were essentially stable in comparison to the first quarter of fiscal 1998. In the future, as described below, market prices and customer demand for the Company's products may change, especially during periods of seasonal demand weaknesses.

In the second quarter of fiscal 1998, the Company manufactured and shipped its first WinChip C6(TM) units for revenue. The WinChip C6 is IDT's first of a planned x86 microprocessor product family. The products shipped are compatible with similar products manufactured and sold by Intel Corporation, Advanced Micro Devices, Inc. and Cyrix Corporation. The Company believes that revenues and costs associated with this product family will increase in future quarters as the Company executes its product introduction strategy. Information on risks associated with this expansion of IDT's product families is included below in "Factors Affecting Future Results". See "Risks Associated with Expansion of Product Families - x86 Microprocessors."

--------
(TM) C6 and WinChip are trademarks of Integrated Device Technology, Inc.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)

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

Gross Profit

Gross profit for the current quarter increased $16.9 million over the same fiscal quarter last year to $55.2 million. As a percentage of revenue (gross margin), gross margin improved in the second quarter of fiscal 1998, compared to the second quarter of fiscal 1997, from 31.7% to 38.4%. Corresponding with slightly lower sales, gross profit for the second fiscal 1998 quarter was down $1.2 million compared to the first quarter of fiscal 1998. The gross margin percentage, when comparing the same periods, improved from 37.8% to 38.4%.

For the six months ended September 28, 1997, gross profit of $111.5 million was up $2.4 million over the $109.1 million reported for the same period in fiscal 1997. Gross margin of 38.1% for the first six month period in fiscal 1998 was slightly lower than the 41.5% for the same period one year ago.

During the first quarter of fiscal 1997, substantially all operating expenses associated with the then new Hillsboro, Oregon facility were classified as process engineering research and development expense, as production of salable die was not significant. IDT's policy is to expense new plant startup costs as process engineering research and development (R&D) until a facility is ready to begin commercial production. Beginning in the second quarter of fiscal 1997, the Oregon facility began its production ramp. For the first time, a majority of the facility's total operating costs were allocated to the manufacture of salable products, the costs of which were charged to cost of goods sold. Remaining operating costs were charged to process engineering research and development expense, based on activities performed. The additional manufacturing cost associated with products produced at the Oregon facility, along with the then declining prices of SRAM products, were the primary reasons for the decrease in the Company's gross margin from 49.8% in the first quarter of fiscal 1997 to 31.7% in the second quarter of the same year. In the second quarter of fiscal 1998, increased revenue associated with increased units produced and shipped, without commensurate increases in manufacturing cost, led to a $16.9 million, or 44%, increase in gross profit compared to the second quarter of fiscal 1997.

The increase in gross profit of $2.4 million for the first six months in fiscal 1998 versus the same period of fiscal 1997 was also primarily attributable to increases in revenues without commensurate increases in manufacturing cost. However, when compared to the prior fiscal year, increased gross profit for the first six month period of fiscal 1998 was not proportional to the increase in gross profit for the second quarter of fiscal 1998, because gross profit in the first quarter of fiscal 1997 was greater than in the first quarter of fiscal 1998. The decrease in gross profit in the first quarter of fiscal 1998 compared to the first quarter of fiscal 1997 was primarily attributable to the significant erosion of average selling prices for SRAM and related module products which took place throughout fiscal 1997. Despite the Company's efforts to shift to smaller die designs and its most advanced wafer fabrication processes, resulting in increased die per wafer and lower unit costs, declining average selling prices for primarily SRAM products more than offset manufacturing efficiencies gained.

Costs associated with the eight-inch wafer fabrication facility in Oregon continued to adversely impact gross margin for both the current quarter and the six months ended September 28, 1997, as these costs were not fully absorbed by additional revenues. Over the remainder of fiscal 1998, in an effort to achieve more efficient and effective capacity utilization, the level of expense associated with the Oregon fabrication facility is expected to increase on a quarterly basis over the levels of each comparable quarter of fiscal 1997. The anticipated increase in expenses is mostly associated with the installation of new equipment. Additionally, in the current quarter and in future quarters, the percentage of these costs recorded as cost of revenues, versus process engineering research and development, has and may continue to change based upon production volumes and activities performed.

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

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)

Further, if prices on industry standard SRAM products do not improve, or recent improvements in market demand for SRAM production volumes do not continue, or the Company is not able to manufacture and sell other products at comparable or better margins, and if a greater percentage of the Oregon facility's operating costs are allocated to cost of goods sold based on activities performed, then gross margin may not improve, or may decrease, for the remainder of fiscal 1998.

Research and Development

Research and development (R&D) expenses decreased in absolute spending and as a percentage of revenues for the second quarter of fiscal 1998, and for the first six months then ended, when compared to the same periods for fiscal 1997. R&D expenses for the current quarter of $30.6 million and for the first six months then ended of $60.4 million, were down $7.2 million and $16.4 million, respectively, compared to $37.8 million and $76.8 million in the comparable fiscal 1997 periods. As a percentage of revenue, R&D expenses were 21.3% in the current quarter and 20.7% for the first six months then ended. Respectively, these percentages were down 10% and 8.5% from the same periods one year ago. Second quarter fiscal 1998 R&D expenses were up $.8 million from the first quarter in fiscal 1998 and also increased as a percentage of revenue from 20.0% to 21.3%.

The Company's policy is not to capitalize pre-operating costs associated with new manufacturing facilities, and in fiscal 1997, significant facility start-up and staffing expenses were incurred at the new eight-inch wafer fabrication facility in Hillsboro, Oregon. Operating expenditures associated with the start up of the Oregon fabrication facility were classified in part as process engineering R&D expense and, in part, as cost of revenues, based upon the nature of the activities performed. In the second quarter of fiscal 1998 and for the first six months then ended, total R&D expense, both in absolute dollars and as a percentage of revenue, declined principally because a greater proportion of manufacturing facility operating costs, including Oregon facility costs, were classified as cost of goods sold, rather than process engineering R&D.

Other continuing R&D activities include developing x86 microprocessors for use in personal computer applications, conducting research into applications of high speed DRAM technology for the communications market, developing RISC microprocessors for primarily communications and embedded control applications, developing an advanced SRAM architecture that significantly improves performance of communications applications requiring frequent switches between reads and writes, and developing a family of specialty memory products for the communications and networking markets.

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

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses increased by $1.7 million from $18.3 million in the second quarter of fiscal 1997, to $20.0 million in the second quarter of fiscal 1998, but decreased as a percentage of revenues to 13.9% from 15.2%. SG&A expenses increased 8.2% to $42.4 million for the first six months of fiscal 1998, but decreased as a percentage of revenues to 14.5% from 14.9% in the comparable period of the prior year. SG&A for the current fiscal quarter decreased $2.3 million, or 10.4%, from the first quarter of fiscal 1998.

A portion of SG&A expenses, such as sales commissions, management bonuses and employee profit sharing, vary with sales and Company profitability and increase or decrease as sales and profitability change. In addition, IDT continues with initiatives to implement and upgrade enterprise-wide management information systems, as well as marketing efforts associated with new products. The $2.3 million decline in SG&A in the current quarter over the immediately preceding quarter is mostly attributable to a $2 million recovery on bad debt expense.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)

With the anticipated increased spending in connection with marketing and selling new products, including the WinChip C6(TM) x86 microprocessor product, the Company anticipates SG&A expenses for the remainder of fiscal 1998 will increase slightly both in absolute spending and as a percentage of revenues. Should revenues decrease, SG&A as a percentage of revenues will likely increase more significantly.

Interest Expense

Interest expense of $3.5 million for the second quarter of fiscal 1998 was essentially flat relative to the first quarter of fiscal 1998 and up $.7 million when compared to the $2.8 million for the same quarter a year ago. For the six months ended September 28, 1997, interest expense was up $2.5 million to $7.2 million from $4.7 million reported in the same period in fiscal 1997.

Interest expense is primarily associated with the 5.5% Convertible Subordinated Notes, due in 2002, (the "Notes") and $21.0 million of secured equipment financing agreements completed in September 1996. The increase in interest expense in the second quarter of fiscal 1998, and for the first six months then ended, over the same periods one year ago is primarily attributable to the cessation of capitalizing interest in connection with the construction of the eight-inch wafer fabrication plant in Oregon. Interest capitalized during the second quarter of fiscal 1997 was $.5 million and for the six months ended September 29, 1996, was $1.7 million. Additionally, interest expense increased because of incremental interest associated with secured equipment financing agreements, which were not completed until the third quarter of fiscal 1997. Management expects that, in the remainder of fiscal 1998, interest expense will remain constant.

Interest Income and Other

Interest income and other, net, of $2.6 million in the second quarter of fiscal 1998 was down $2.2 million over the same period last fiscal year and up $.4 million over the first quarter in fiscal 1998. For the six months ended September 28, 1997, Interest income and other, net, was down $4.1 million to $4.9 million from $9.0 million reported in the same period in fiscal 1997.

Interest income and other, net, decreased $2.2 million from the second quarter of fiscal 1997 primarily due to a gain in the amount of $1.9 million realized on the sale of an equity investment in the second quarter of fiscal 1997. Interest income was up $.8 million in the second quarter of fiscal 1998 compared to the same quarter in fiscal 1997 due to higher cash equivalent balances in the current quarter. Also included in interest income and other, net, is the Company's share of net earnings or losses of unconsolidated affiliates. In addition to the $1.9 million gain realized in fiscal 1997, Interest income and other, net, decreased $4.9 million in the six months ended September 28, 1997 compared to the same period last year, primarily due to an increase of $1.6 million in IDT's share of net losses realized on these affiliate investments (which offset interest and other income) and a decrease in gains realized on the disposal of capital assets of $.8 million.

Taxes

Income taxes have been provided in the current quarter, and for the six months then ended, at a rate of 28% versus 32% for the entire year of fiscal 1997. The provision for income taxes reflects management's estimated annualized effective tax rate applied to earnings for the interim period. The fiscal 1998 effective rate utilized is lower than the effective rate for fiscal 1997 primarily because the earnings of foreign subsidiaries, taxed at a lower average rate, are expected to comprise a proportionally higher percentage of the Company's anticipated world-wide income for the current fiscal year. The rate used differs from the U.S. statutory rate of 35% primarily due to earnings of foreign subsidiaries, considered permanently reinvested, being taxed at lower average rates than the U.S. statutory rate. Income taxes in state jurisdictions are not significant due to available investment tax credits and research and development credits.

--------
(TM) C6 and WinChip are trademarks of Integrated Device Technology, Inc.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)

Liquidity and Capital Resources

At September 28, 1997, cash and cash equivalents were $177.7 million, an increase of $22.6 million from $155.1 million at March 30, 1997 and an increase of $28.8 million from June 29, 1997. The Company generated $119.1 million of funds from operations in the first six months of fiscal 1998, up $83.1 million from the $36.0 million of funds generated from operations during the same period for fiscal 1997. Cash provided by operating activities for the first six months of fiscal 1998 reflected net income of $4.5 million, adjusted mostly for depreciation and amortization of $55.1 million, $33.6 million in tax refunds received, $13.6 million from lower accounts receivable balances, $8.1 million from increases in deferred income on shipments to distributors and various other changes to working capital. Increased depreciation and amortization charges in the current quarter were associated with new facilities, improvements to existing facilities and new equipment.

During the first six months of fiscal 1998, the Company's net cash used for investing activities was $96.7 million, with $73.5 million used to purchase capital equipment and property and plant improvements. In addition, during the current period, the Company increased its equity investment in an affiliate by $12.1 million. Cash used for the purchase of short-term investments, net of sales of short-term investments, was $11.2 million.

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

Cash provided by financing activities during the six month period ended September 28, 1997 was $.1 million as compared to $22.2 million for the same period one year ago. Financing activity in the current period consisted primarily of issuance of common stock through employee benefit plans offset by payments on capital leases and other debt.

In view of current and anticipated capacity requirements, IDT anticipates capital expenditures of approximately $70 million for the remainder of fiscal 1998, principally in connection with continued installation of equipment in the Oregon facility, the Philippines plant and ongoing investments to maintain current technology equipment.

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

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)

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

Cyclicality of the Semiconductor Industry

The semiconductor industry is highly cyclical. Early in fiscal 1996, markets for some of the Company's SRAMs were characterized by excess demand relative to supply and the resulting favorable pricing. During the later part of fiscal 1996, however, a number of companies, principally foreign, shifted manufacturing capacity to SRAMs causing rapid adjustments to supply and consequently impacting market prices. The resulting significant downward trend in prices in an extremely short period negatively affected SRAM gross margins, and adversely affected the Company's operating results which historically have been dependent on SRAM revenues. Market conditions characterized by excess supply of SRAMs relative to demand and resultant pricing declines have occurred in the past and may occur in the future. Although some competitors have recently made adjustments to the rate at which they will implement capacity expansion programs, the Company is unable to accurately estimate the amount of worldwide production capacity dedicated to industry standard products which it produces. A material increase in industry-wide production capacity, shift in industry capacity toward products competitive with the Company's products, reduced demand, or other factors could result in a further decline in product pricing and could adversely affect the Company's operating results. The Company seeks to manage costs, but there can be no assurance that these efforts will be sufficient to sustain profitability.

The Company ships a substantial portion of its products in the last month of a quarter. If anticipated shipments in any quarter do not occur, the Company's operating results for that quarter could be adversely affected. In addition, a substantial percentage of the Company's products, which include SRAM products, are incorporated into computer and computer-related products, which have historically been characterized by significant fluctuations in demand. Demand for certain of the Company's products is dependent upon growth in the communications market. Any slowdown in the computer and related peripherals or communications markets could adversely affect the Company's operating results.

In order to achieve more efficient and effective capacity utilization of the facilities, the Company continues to install new equipment at all of its fabrication and test and assembly facilities. Additional production capacity and future yield improvements by the Company's competitors could dramatically increase the worldwide supply of products which compete with the Company's products and could thereby create further downward pressure on pricing.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)

Factors Affecting Future Results (Cont.)

Risks Associated with Expansion of Product Families - x86 Microprocessors

The Company recently commenced limited shipments of the WinChip C6(TM), IDT's first member of its x86 microprocessor product family. This product represents the Company's first offering to the personal computer (PC) microprocessor market, which is characterized as a large market dominated by Intel Corporation (Intel), with a very limited number of other competitors. IDT's success in competing in this market, and therefore the financial results associated with selling products to this market, are subject, but not limited to, the following significant risks and uncertainties :


         Competition. As noted above, Intel holds a dominant position in the market for PC microprocessors. Intel has held its dominant position over all other x86 microprocessor competitors for a substantial period of time, and has significantly greater financial, technical, manufacturing and marketing strength than does IDT. Currently, Intel's dominant market position allows it to set and control x86 microprocessor standards and, therefore, dictate many aspects of the products which PC manufacturers require in this market.

         In addition, IDT's initial x86 microprocessor product is targeted at the low cost desktop and mobile product categories of the microprocessor market. Intel also offers products which are purchased by PC manufacturers in this market category. Intel's financial strength has enabled it to reduce prices on its microprocessor products within a short period of time following their introduction, which reduces the margins and profitability of its competitors. Further, Intel's marketing resources are far greater than IDT's. Therefore, Intel's pricing and marketing strategies in the category of the microprocessor market targeted by IDT may significantly impact the financial results of IDT's efforts to serve this market.

         In order for  customers to purchase  IDT's x86  microprocessors,  IDT's products  must be  compatible  with  other  components  supplied  to PC manufacturers such as core-logic chip sets, motherboards, basic input/output system (BIOS) software and others which are manufactured or produced by other companies, including Intel. In addition, these companies are able to produce chip sets, motherboards, BIOS software and other components to support each new generation of Intel's microprocessors only to the extent that Intel makes its related proprietary technology available. Intel has announced that the new versions of its microprocessor product will be sold only in the form of a chip module that is not compatible with "Socket 7" motherboards currently used with most x86 microprocessors. Therefore, Intel will cease supporting the Socket 7 motherboard infrastructure as it transitions to its latest generation microprocessors. Because IDT's processor is designed to be Socket 7 compatible, and will not work with motherboards designed for Intel's new chip module, should IDT and other companies serving the x86 microprocessor market not be successful in offering products which extend the life of the Socket 7 infrastructure, IDT would be required to expend potentially significant resources to redesign its microprocessor product offerings. There can be no assurance that the Company would be successful in such efforts.

         In addition to Intel, Advanced Micro Devices, Inc. and Cyrix Corporation also currently offer commercial quantities of x86 microprocessors for sale. From time to time, intellectual property rights disputes have arisen between companies competing in the x86 microprocessor markets (See Intellectual Property Risks discussion below).

         Manufacturing. The pace at which IDT is able to enter its target market category for x86 microprocessors depends, in part, on how quickly it is able to ramp production of its microprocessor products in its wafer fabrication and assembly and test facilities. The Company has not previously manufactured x86 microprocessors and, therefore, may encounter unexpected production problems or delays as a result of, among other things, changes required to process technologies, product design limitations, installation of equipment, and development of programs and methodologies which test overall product quality. If IDT is unable to ramp production of its x86 microprocessor successfully, the Company's operating results would be adversely affected.

--------
(TM) C6 and WinChip are trademarks of Integrated Device Technology, Inc.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)

Factors Affecting Future Results (Cont.)

         Compatibility With Software and Performance Certifications. For its current product offering, IDT has obtained certifications from Microsoft and other appropriate certifications from recognized testing organizations. Failure to obtain and maintain such certifications for future microprocessor products could substantially impair the Company's ability to market and sell its x86 products.

         PC Market. Because IDT's target market for its x86 microprocessor product is initially limited to a certain segment of the PC industry, the growth and acceptance of the product is closely tied to trends in and growth of the PC industry. The Company believes that PC manufacturers will continue their trend towards accepting and using microprocessor products manufactured by companies other than Intel and that generally the market for PCs and related components will continue to grow. However, should these industry trends and growth patterns not occur, for whatever reason, IDT's ability to sell x86 microprocessor products could be impaired.

         Rights of Others. In exchange for payments towards product development costs, IDT licensed the right to make, use and sell the WinChip C6(TM) microprocessor to a third party. Further, the license with the third party limits the number of additional licenses that IDT may grant. Thus, the Company may face competition from the third party in the future and may be limited in its ability to license the part to others.

         Future Products. IDT's ability to bring future x86 products to market depends on three primary factors. First, it must be able to finance such future development. Second, to compete with Intel and other competitors in the market for future generation x86 microprocessors, IDT must be able to design and develop the microprocessors themselves, and must ensure they can be used in PC platforms designed to support future Intel or other microprocessors. Third, a failure, for whatever reason, of the designers and producers of motherboards, chip sets and other system components to support IDT's x86 microprocessor offerings would limit IDT's ability to sell products to the PC market.

Risks Associated with Planned Expansion; Manufacturing Risks

In fiscal 1997, the Company began producing salable products at the Oregon fabrication and Philippines assembly and test facilities. Historically, the Company has utilized subcontractors for the majority of its incremental assembly requirements, typically at higher costs than its own Malaysian assembly and test operations. The Company expects to continue utilizing subcontractors extensively as its Philippines assembly and test plant continues to ramp its production volumes. Due to production lead times, any failure by the Company to adequately forecast the mix of product demand could adversely affect the Company's sales and operating results. These capacity expansion programs in Oregon and the Philippines continue to face a number of substantial risks including, but not limited to, equipment delays or shortages, power interruptions or failures, manufacturing start-up or process problems or difficulties in hiring key personnel. In addition, before fiscal 1997, the Company had never operated an eight-inch wafer fabrication facility. Accordingly, the Company could incur unanticipated process or production problems. From time to time, the Company has experienced production difficulties that have caused delivery delays and quality problems. There can be no assurance that the Company will not experience manufacturing problems and product delivery delays in the future as a result of, among other things, changes to its process technologies, ramping production and installing new equipment at its facilities, including the facilities in Oregon and the Philippines. Further, the Company's older wafer fabrication facilities are located relatively near each other in Northern California. If the Company were unable to use these facilities, as a result of a natural disaster or otherwise, the Company's operations would be materially adversely affected until the Company was able to obtain other production capability. In response to reduced protection offered by the Company's insurance carrier at economically justifiable rates, in fiscal 1997, the Company eliminated earthquake insurance coverage on all facilities.

The Company's capacity additions have resulted in a significant increase in fixed and variable operating expenses which may not be fully offset by additional revenues for some time. Historically, the Company has expensed the operating expenses associated with bringing a new fabrication facility to commercial production status as R&D in the period such expenses were incurred. However, as commercial production at a new fabrication facility commences, the operating costs are classified as cost of revenues, and the Company begins to recognize depreciation expense

--------
(TM) C6 and WinChip are trademarks of Integrated Device Technology, Inc.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)

Factors Affecting Future Results (Cont.)

relating to the facility. Accordingly, as the Oregon fabrication facility now contributes to revenues, the Company recognizes substantial operating expenses associated with the facility as cost of revenues, which have reduced gross margins. As commercial production continues in fiscal 1998, the Company anticipates incurring substantial additional operating costs and depreciation expenses relating to this facility. Accordingly, if revenue levels do not increase sufficiently to offset these additional expense levels, or if the Company is unable to achieve gross margins from products produced at the Oregon facility that are comparable to the Company's current products, the Company's future results of operations could be adversely impacted.

Dependence on New Products

New  products  and new  process  technology  associated  with the  Oregon  wafer fabrication facility will continue to require significant research and development expenditures. However, there can be no assurance that the Company will be able to develop and introduce new products in a timely manner, that new products will gain market acceptance or that new process technologies can be successfully implemented. If the Company is unable to develop new products in a timely manner, and to sell them at gross margins comparable to the Company's current products, the future results of operations could be adversely impacted. Additionally, the Company is currently designing substantially all of its new MIPS RISC based Microprocessor products in-house. Historically, the Company supplemented its in-house design efforts with contract design resources.

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

Capital Needs

The semiconductor industry is extremely capital-intensive. To remain competitive, the Company must continue to invest in advanced manufacturing and test equipment. In fiscal 1998, the Company expects to expend approximately $144 million in capital expenditures and anticipates significant continuing capital expenditures in the next several years. There can be no assurance that the Company will not be required to seek financing to satisfy its cash and capital needs or that such financing will be available on terms satisfactory to the Company. If such financing is required and if such financing is not available on terms satisfactory to the Company, its operations could be materially adversely affected.

Intellectual Property Risks

The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights, which have resulted in significant and often protracted and expensive litigation. In recent years, there has been a growing trend by companies to resort to litigation to protect their semiconductor technology from unauthorized use by others. The Company in the past has been involved in patent litigation, which adversely affected its operating results. Although the Company has obtained patent licenses from certain semiconductor manufacturers, the Company does not have licenses from a number of semiconductor manufacturers who have a broad portfolio of patents. The Company has been notified that it may be infringing patents issued to certain semiconductor manufacturers and other parties and is currently involved in several license negotiations. There can be no assurance that additional claims alleging infringement of intellectual property rights will not be asserted in the future. The intellectual property claims that have been made or that may be asserted against the Company could require that the Company discontinue the use of certain processes or cease the manufacture, use and sale of infringing products, to incur significant litigation costs and damages and to develop non-infringing technology. There can be no assurance that the Company

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)

Factors Affecting Future Results (Cont.)

would be able to obtain such licenses on acceptable terms or to develop non-infringing technology. Further, the failure to renew or renegotiate existing licenses, or significant increases in amounts payable, or the inability to obtain a license, could have a materially adverse effect on the Company.

Risks of International Operations

A substantial percentage of the Company's revenues are derived from export sales. Accordingly, pricing of and demand for the Company's products can fluctuate with movements in foreign currency exchange rates. The Company's offshore assembly and test operations and export sales are subject to risks associated with foreign operations, including political instability, currency controls and fluctuations, changes in local economic conditions and import and export controls, as well as changes in tax laws, tariffs and freight rates. Contract pricing for raw materials used in the fabrication and assembly processes, as well as for subcontract assembly services, can also be impacted by currency exchange rate fluctuations.

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

PART II  OTHER INFORMATION

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On  Thursday,  August  28,  1997 the  Company  held its 1997  Annual  Meeting of
Stockholders. On the record date of July 1, 1997, 79,891,319 shares of the Company's Common Stock were issued, outstanding and entitled to vote. Tabulated proxies at the meeting represented 68,924,606, or 86.273%, of the total eligible shares. Voting results of the proposals presented were as follows:

(1) Proposal I - To elect one Class I director for a term to expire at the 2000 Annual Meeting of Stockholders:

                        Name                  Votes For       Authority Withheld
           ---------------------------------------------------------------------

                   Leonard Perham            66,691,477           2,233,129

(2) Proposal II - To approve an amendment to the Company's 1994 Stock Option Plan to increase the number of shares reserved for issuance thereunder from 10,750,000 to 13,500,000:

               Votes For      Votes Against    Votes Abstained     Non-Votes
           ---------------------------------------------------------------------

              52,904,778        13,908,440        2,111,388            0


(3) Proposal III - To approve an amendment to the Company's 1984 Employee Stock Purchase Plan to increase the number of shares reserved for issuance thereunder from 4,050,000 to 5,050,000:

               Votes For      Votes Against    Votes Abstained     Non-Votes
           ---------------------------------------------------------------------

              60,869,564        7,628,051          426,991             0

(4) Proposal IV - To ratify the appointment of Price Waterhouse LLP as independent auditors of the Company for fiscal 1998:

               Votes For      Votes Against    Votes Abstained     Non-Votes
           ---------------------------------------------------------------------

              68,450,401         242,213           231,992             0


ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following exhibits are filed herewith:


         Exhibit No.                         Description              Page
         ------------ ----------------------------------------------- ----

              11      Statement re: Computation of Earnings Per Share  20
              27      Financial Data Schedule                          21

(b)  Reports on Form 8-K:

     No reports have been filed on Form 8-K during this quarter.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       INTEGRATED DEVICE TECHNOLOGY, INC.



Date:        November 11, 1997         /s/ Leonard C. Perham
                                       ------------------------------------
                                       Leonard C. Perham
                                       Chief Executive Officer
                                       (duly authorized officer)


Date:        November 11, 1997         /s/ Alan F. Krock
                                       ------------------------------------
                                       Alan F. Krock
                                       Vice President and Corporate Controller
                                       (chief accounting officer)