Form 10-Q
period 1997-12-28
INTEGRATED DEVICE TECHNOLOGY INC
filed 1998-02-11
CIK 703361

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark one)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 28, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of outstanding shares of the registrant's Common Stock, $.001 par value, as of February 6, 1998, was 81,000,506.

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

                                                                                          Three Months Ended      Three Months Ended
                                                                                           December 28, 1997       December 29, 1996
                                                                                           -----------------------------------------
Revenues                                                                                      $ 144,235               $ 130,992

Cost of revenues                                                                                 89,193                  83,623
Asset impairment and other                                                                            0                  45,223
                                                                                              --------------------------------------

Gross profit                                                                                     55,042                   2,146
                                                                                              --------------------------------------

Operating expenses:
  Research and development                                                                       31,294                  40,528
  Selling, general and administrative                                                            22,334                  21,669
                                                                                              --------------------------------------

Total operating expenses                                                                         53,628                  62,197
                                                                                              --------------------------------------

Operating income (loss)                                                                           1,414                 (60,051)

Interest expense                                                                                 (3,515)                 (3,612)
Interest income and other, net                                                                    5,408                     156
                                                                                              --------------------------------------

Income (loss) before income taxes                                                                 3,307                 (63,507)

Provision (benefit)  for income taxes                                                               926                 (20,589)
                                                                                              --------------------------------------

Net income (loss)                                                                             $   2,381               $ (42,918)
                                                                                              ======================================

 Net income (loss) per share:
   Basic                                                                                      $    0.03               $   (0.55)
   Diluted                                                                                    $    0.03               $   (0.55)

 Weighted average shares:
   Basic                                                                                         80,578                  78,527
   Diluted                                                                                       83,617                  78,527


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

                                                 INTEGRATED DEVICE TECHNOLOGY, INC.
                                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (In thousands, except per share data)
                                                             (Unaudited)


                                                                                          Nine Months Ended        Nine Months Ended
                                                                                          December 28, 1997        December 29, 1996
                                                                                          ------------------------------------------
Revenues                                                                                      $ 436,915                   $ 394,016

Cost of revenues                                                                                270,373                     237,530
Asset impairment and other                                                                            0                      45,223
                                                                                              -------------------------------------

Gross profit                                                                                    166,542                     111,263
                                                                                              -------------------------------------

Operating expenses:
  Research and development                                                                       91,748                     117,366
  Selling, general and administrative                                                            64,746                      60,868
                                                                                              -------------------------------------

Total operating expenses                                                                        156,494                     178,234
                                                                                              -------------------------------------

Operating income (loss)                                                                          10,048                     (66,971)

Interest expense                                                                                (10,770)                     (8,350)
Interest income and other, net                                                                   10,268                       9,077
                                                                                              -------------------------------------

Income (loss) before income taxes                                                                 9,546                     (66,244)

Provision (benefit)  for income taxes                                                             2,673                     (21,861)
                                                                                              -------------------------------------

Net income (loss)                                                                             $   6,873                   $ (44,383)
                                                                                              =====================================

 Net income (loss) per share:
   Basic                                                                                      $    0.09                   $   (0.57)
   Diluted                                                                                    $    0.08                   $   (0.57)

 Weighted average shares:
   Basic                                                                                         80,119                      78,080
   Diluted                                                                                       83,614                      78,080


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

                                                 INTEGRATED DEVICE TECHNOLOGY, INC.
                                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                                (In thousands, except share amounts)
                                                             (Unaudited)


                                                                                                 December 28, 1997    March 30, 1997
                                                                                                 -----------------------------------
                            ASSETS
Current assets:
   Cash and cash equivalents                                                                         $ 151,047            $ 155,149
   Short-term investments                                                                               62,583               35,747
   Accounts receivable, net                                                                             66,043               77,600
   Inventory                                                                                            54,121               47,618
   Deferred tax assets                                                                                  44,493               44,493
   Income tax refund receivable                                                                            442               34,055
   Prepayments and other current assets                                                                 18,972               19,148
                                                                                                     ------------------------------
Total current assets                                                                                   397,701              413,810

Property, plant and equipment, net                                                                     453,391              424,217
Other assets                                                                                            73,941               65,557
                                                                                                     ------------------------------
TOTAL ASSETS                                                                                         $ 925,033            $ 903,584
                                                                                                     ==============================

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                                   $  50,170            $  44,875
  Accrued compensation and related expenses                                                             11,877               15,612
  Deferred income on shipments to distributors                                                          52,215               42,084
  Other accrued liabilities                                                                             25,913               25,022
  Current portion of  long-term obligations                                                              5,181                6,049
                                                                                                     ------------------------------
Total current liabilities                                                                              145,356              133,642

5.5% Convertible Subordinated Notes, net of issuance costs                                             183,606              183,157
Long-term obligations                                                                                   47,084               52,622
Deferred tax liabilities                                                                                 9,907                9,925
                                                                                                     ------------------------------
Total liabilities                                                                                      385,953              379,346

Commitments and contingencies

Stockholders' equity:
  Preferred stock; $.001 par value:
    10,000,000 shares authorized; no shares issued
  Common stock; $.001 par value: 200,000,000
    shares authorized; 80,712,589 and
    79,654,104 shares issued and outstanding                                                                81                   80
  Additional paid-in capital                                                                           312,464              304,840
  Retained earnings                                                                                    227,590              220,717
  Cumulative translation adjustment                                                                     (1,074)                (886)
  Unrealized gain (loss) on available-for-sale securities, net                                              19                 (513)
                                                                                                     ------------------------------
Total stockholders' equity                                                                             539,080              524,238
                                                                                                     ------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                           $ 925,033            $ 903,584
                                                                                                     ==============================


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

                                                 INTEGRATED DEVICE TECHNOLOGY, INC.
                                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (In thousands)
                                                             (Unaudited)


                                                                                               Nine Months Ended   Nine Months Ended
                                                                                               December 28, 1997   December 29, 1996
                                                                                               -------------------------------------
Operating activities:
  Net income  (loss)                                                                               $   6,873              $ (44,383)
  Adjustments:
    Depreciation and amortization                                                                     84,145                 75,317
    Asset impairment and other                                                                             0                 45,222
    Deferred tax assets                                                                                    0                (20,634)

  Changes in assets and liabilities:
    Accounts receivable                                                                               11,557                  9,677
    Inventory                                                                                         (6,503)                (1,825)
    Income tax refund receivable                                                                      33,613                (12,503)
    Prepayments and other assets                                                                       2,961                  2,276
    Accounts payable                                                                                   5,295                (13,756)
    Accrued compensation and related expense                                                          (3,735)               (15,908)
    Deferred income on shipments to distributors                                                      10,131                    375
    Income taxes payable                                                                                (195)                (6,614)
    Other accrued liabilities                                                                         (1,035)                   957
                                                                                                   --------------------------------
  Net cash provided by operating activities                                                          143,107                 18,201
                                                                                                   --------------------------------

Investing activities:
    Purchases of property, plant and equipment                                                      (112,218)              (174,262)
    Proceeds from sales of property, plant and equipment                                                 269                 53,010
    Purchases of short-term investments                                                              (34,058)               (22,037)
    Proceeds from sales of short-term investments                                                      7,754                 49,198
    Purchases of equity investments                                                                  (12,090)                (6,960)
    Proceeds from sales of investments
         collateralizing facility lease                                                                    0                 10,662
                                                                                                   --------------------------------
  Net cash used for investing activities                                                            (150,343)               (90,389)
                                                                                                   --------------------------------

Financing activities:
    Proceeds from issuance of common stock, net                                                        7,625                  5,670
    Proceeds from secured equipment financing                                                              0                 20,959
    Payments on capital leases and other debt                                                         (4,491)                (4,241)
                                                                                                   --------------------------------
  Net cash provided by financing activities                                                            3,134                 22,388
                                                                                                   --------------------------------

Net decrease in cash and cash equivalents                                                             (4,102)               (49,800)

Cash and cash equivalents at beginning of period                                                     155,149                157,228
                                                                                                   --------------------------------

Cash and cash equivalents at end of period                                                         $ 151,047              $ 107,428
                                                                                                   ================================


Supplemental disclosures:
    Interest paid                                                                                  $  12,157              $  11,785
    Income taxes paid (refunded), net                                                                (31,924)                12,459


                  The accompanying notes are an integral part of these condensed consolidated financial statements.

                       INTEGRATED DEVICE TECHNOLOGY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. In the opinion of Integrated Device Technology, Inc. (IDT or the Company), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial information included therein. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended March 30, 1997. The results of operations for the three and nine month periods ended December 28, 1997, are not necessarily indicative of the results to be expected for the full year.

2.       Inventory consisted of the following:

                                             December 28, 1997   March 30, 1997
                                             ----------------------------------
         (in thousands)

         Raw materials                          $ 5,825               $ 4,800

         Work-in-process                         33,509                29,375

         Finished goods                          14,787                13,443
                                                -----------------------------
                                                $54,121               $47,618
                                                =============================


3. The provision for income taxes reflects management's estimated annualized effective tax rate of 28%, applied to earnings for the interim periods. The rate used differs from the U.S. statutory rate of 35% primarily due to earnings of foreign subsidiaries, considered permanently reinvested, being taxed at lower average rates than the U.S. statutory rate. Income taxes in state jurisdictions are not significant due to available state tax credits.

4. In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," which the Company adopted for the third quarter of fiscal 1998. As required by the statement, all prior periods presented have been restated, the effects of which were not material. The statement redefines earnings per share under generally accepted accounting principles. Under the new standard, primary earnings per share is replaced by basic earnings per share and fully diluted earnings per share is replaced by diluted earnings per share. Basic net income per common share is computed by dividing net income available to common stockholders (numerator) by the weighted average number of common shares outstanding during the period (denominator). Unlike the computation for primary shares, the dilutive effects of potential common shares outstanding during the period are not included in the basic earnings per share computation. Diluted earnings per share considers all potentially dilutive common shares outstanding. The denominator is computed by adding to the weighted average number of common shares, potential common shares outstanding during the period and the potential effect of conversion of the 5.5% Convertible Subordinated Notes (the Notes), when the effect of such potential common shares or potential conversion would be dilutive. If the potential effect of converting the notes is dilutive, net income (the numerator) is also adjusted to omit related interest and deferred debt issue costs (net of income taxes). When applicable, potential common shares are computed using the Treasury Stock Method. SFAS No. 128 eliminates the Modified Treasury Stock Method which was previously used when stock options granted and outstanding exceeded 20% of the Company's total common stock shares issued and outstanding. For both the three and the nine months ended December 28, 1997, and December 29, 1996, the potential effect of the conversion of the Notes has been excluded in the diluted share calculation because the results are anti-dilutive. For the three and the nine months ended December 29, 1996, potential common shares have not been included in the diluted share calculation because the results are also anti-dilutive.

                       INTEGRATED DEVICE TECHNOLOGY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


         Following is a reconciliation of the numerators and denominators of the Basic and Diluted EPS computations for the periods presented below:

                                                           Three Months  Three Months   Nine Months    Nine Months
                                                              Ended          Ended         Ended          Ended
                                                           December 28,  December 29,   December 28,  December 29,
              (In thousands except per share amounts)          1997          1996           1997          1996
                                                          ----------------------------------------------------------
          Basic:

          Weighted average shares outstanding                  80,578         78,527        80,119         78,080
          (denominator)

          Net income (loss) (numerator)                     $   2,381      $ (42,918)     $  6,873      $ (44,383)
                                                          ----------------------------------------------------------

          Net income (loss) per share                       $     .03      $   (.55)      $    .09      $    (.57)
                                                          ==========================================================

          Diluted:

          Weighted average shares outstanding                  80,578         78,527        80,119         78,080

          Net effect of dilutive stock options                  3,039             --         3,495             --

          "If Converted" conversion of convertible                 --             --            --             --
          subordinated notes
                                                          ----------------------------------------------------------
          Total shares (denominator)                           83,617         78,527        83,614         78,080
                                                          ==========================================================


          Net income (loss)                                 $   2,381      $ (42,918)     $  6,873      $ (44,383)

          Add:
          Convertible subordinated notes interest, net             --             --            --             --
          of taxes
          Expenses attributable to convertible notes               --             --            --             --
          issue
                                                          ----------------------------------------------------------
          Adjusted net income (loss) (numerator)            $   2,381      $ (42,918)     $  6,873      $ (44,383)
                                                          ==========================================================

                                                          ----------------------------------------------------------
          Net income (loss) per share                       $     .03      $    (.55)     $    .08      $    (.57)
                                                          ==========================================================

                       INTEGRATED DEVICE TECHNOLOGY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


5. In June 1997, the Financial Accounting Standards Board issued two new Statements of Financial Accounting Standards. SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and displaying comprehensive income within a financial statement. This Statement requires the Company to report additional information on comprehensive income to supplement the reporting of income. SFAS No. 130 is effective for both interim and annual periods beginning after December 15, 1997. Comparative financial statements provided for earlier periods are required to be reclassified so that comprehensive income is displayed in a comparative format for all periods presented. SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for reporting information about operating segments in annual and interim financial statements. This Statement also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. The Company will adopt SFAS No. 130 for the first quarter of fiscal year 1999 and does not expect its provisions to have a material effect on the Company's presentation of its consolidated financial statements. The Company will also adopt SFAS No. 131 in fiscal year 1999 and is currently studying its provisions.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


All references are to the Company's fiscal periods ended December 28, 1997, and December 29, 1996, unless otherwise indicated. Quarterly financial results may not be indicative of the financial results of future periods. The following discussion contains forward looking statements that involve a number of risks and uncertainties, including but not limited to operating results, marketplace competitive conditions, capital expenditures and capital resources, manufacturing capacity utilization, customer demand, customer inventory levels and intellectual property in the semiconductor industry. Factors that could cause actual results to differ materially are included in, but are not limited to, those identified in "Factors Affecting Future Results." The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof.


Results of Operations


Revenues

Revenues in the third quarter of fiscal 1998 of $144.2 million increased $13.2 million, or 10.1%, over the same fiscal quarter of last year. Revenues increased primarily due to a 44% growth in product units shipped over the same quarter of fiscal 1997, partially offset by a decrease in the weighted average selling price (ASP) for all products over the same period last year. The largest increase in revenues were in SRAM and specialty memory products driven by increases in units shipped, offset by slightly lower ASPs. While logic units shipped were also up significantly in the third quarter of fiscal 1998 compared to the same fiscal quarter of 1997, the ASP declined sufficiently during the same period such that related net revenue gains were minimal.

Revenues for the nine months ended December 28, 1997, of $436.9 million were up $42.9 million, or 10.9%, over the $394.0 million reported for the comparable fiscal 1997 period. Consistent with the trend for the third fiscal quarters described above, revenues increased primarily due to a 59% growth in product units shipped for the first nine months of fiscal 1998 over the comparable period for fiscal 1997, partially offset by a decrease in the weighted average selling price for all products. Increases in revenues were realized primarily in SRAM, specialty memory and logic products.

Revenues in the third quarter of fiscal 1998 versus the second quarter of fiscal 1998 increased from $143.8 million to $144.2 million or .3%. Net units shipped during the same periods increased 2.1%. The ASP realized across all products declined slightly in the third quarter of fiscal 1998 when compared to the ASP realized for the second quarter of fiscal 1998. Quarter over quarter increases were realized primarily in SRAM and both RISC and x86 microprocessors. As noted above, when comparing revenues for specialty memory products in current fiscal periods with corresponding periods of the previous fiscal year, revenue increases were realized. However, revenues realized from the sale of these products in the third quarter of fiscal 1998 decreased when compared to revenues for the second quarter of fiscal 1998. The Company believes this decline in revenues is due to reduced demand associated with customers adjusting inventory levels.

During late fiscal 1996 and into fiscal 1997, commodity SRAM average selling prices experienced market price declines of as much as 80% over twelve months. ASPs for other products also declined over the same period, although not as significantly, as existing products matured. In fiscal 1998, average selling prices have declined compared to fiscal 1997 and 1996, although not as significantly. In the third quarter of fiscal 1998, prices in all major product lines were relatively stable. In the future, market prices and customer demand for the Company's products may change, especially during periods of over supply, or seasonal demand weaknesses, or as a result of changed economic conditions in other countries, especially in the Far East, where competitors produce significant volumes of commodity semiconductor products and where demand for semiconductors can be significantly price sensitive. See "Factors Affecting Future Risks - Fluctuations in Operating Results, Cyclicality of Semiconductor Industry and Risks of International Operations."

In the third quarter of fiscal 1998, the Company continued its production ramp of the WinChip C6(TM) microprocessor and related quarterly revenues exceeded $1 million for the first time. The WinChip C6 microprocessor is IDT's first product of a planned x86 microprocessor product family. The products shipped are designed to be compatible with similar products manufactured and sold by Intel Corporation, Advanced Micro Devices, Inc. and National


------------------------
(TM)WinChip and C6 are trademarks of Integrated Device Technology, Inc.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)


Semiconductor Corporation (which recently acquired Cyrix Corporation). Current market demand for WinChip C6 microprocessors far exceeds IDT's current limited ability to supply C6 units. The Company is taking steps to significantly increase the available supply of the WinChip C6 product, including transferring production to the Oregon facility and investigating third party foundry relationships; however, there are risks, described in "Factors Affecting Future Results," that the Company will not be successful in its efforts to do so, and that the current level of market demand may change. The Company believes revenues and aggregate costs associated with this product family will continue to increase in future quarters as the Company executes its product introduction strategy. Information on risks associated with this expansion of IDT's product families is included below in "Factors Affecting Future Results." See "Risks Associated with Expansion of Product Families - x86 Microprocessors and Risks Associated with Planned Expansion; Manufacturing Risks."

The semiconductor industry is highly cyclical and is subject to significant downturns. Such downturns are characterized by diminished product demand, production over-capacity and accelerated average selling price erosion. The price the Company receives for its industry standard SRAM and other products, is therefore dependent upon industry-wide demand and capacity, and such prices have been historically subject to rapid change. Low SRAM prices have and will likely continue to adversely affect the Company's operating results. See "Factors Affecting Future Risks - Cyclicality of Semiconductor Industry."


Gross Profit

Gross profit for the current quarter increased $52.9 million over the same fiscal quarter last year to $55.0 million. As a percentage of revenues (gross margin), gross margin improved in the third quarter of fiscal 1998, compared to the third quarter of fiscal 1997, from 1.6% to 38.2%. In the third quarter of fiscal 1997, the Company recorded asset impairment and other charges of $45.2 million which are specifically identified in the Company's Statements of Operations as reducing gross profit. Additionally in the third quarter of fiscal 1997, the Company recorded $10 million in charges which related to the write off of certain technology investments and other miscellaneous items, which were classified in the Company's Statements of Operations in accordance with the nature of the charge, including cost of revenues. The $45.2 million charge related principally to recording reserves against the carrying value of manufacturing assets, including the Company's oldest wafer fabrication plant in Salinas, California, and other items. Excluding the $45.2 million charge for asset impairment and other reserves in the third quarter of fiscal 1997, gross profit in the third quarter of fiscal 1998 increased $7.6 million from $47.4 million and gross margin increased to 38.2% from 36.2% when compared to the third fiscal quarter of 1997. Both gross profit and gross margin for the third fiscal 1998 quarter were essentially flat compared to the second fiscal quarter of 1998.

For the nine months ended December 28, 1997, gross profit of $166.5 million was up $55.2 million over the $111.3 million reported for the same period in fiscal 1997. Gross margin of 38.1% for the first nine month period in fiscal 1998 was
9.9 percentage points higher than the 28.2% for the same period one year ago. Excluding the $45.2 million charge for asset impairment and other reserves in the third quarter of fiscal 1997, gross profit for the nine months ended December 28, 1997, increased by $10.0 million from $156.5 million and gross margin decreased 1.6 percentage points from 39.7%, when compared to the same period one year ago.

The increase in gross profit in the third quarter and nine-month periods of fiscal 1998 compared to the same fiscal 1997 periods was primarily attributable to the charge for asset impairment and other reserves taken in the third quarter of fiscal 1997. Additionally, the increase in gross profit and gross margin for the third quarter of fiscal 1998 compared to the same period in fiscal 1997, is the result of increased revenues associated with increased units produced and shipped, without commensurate increases in manufacturing cost.

For fiscal 1998, gross margin for the nine months ended December 28, 1997, of 38.1% is consistent with the first and second fiscal 1998 quarters and is the result of relatively stable operating conditions. However, for the nine months ended December 29, 1996, excluding the charge for asset impairment and other reserves, gross margin of 39.7% reflects fiscal 1997 quarterly margins which ranged from 49.8% to 31.7% and result from the combined effect of declining SRAM prices and increasing manufacturing costs associated with starting the production ramp in the Oregon wafer fabrication plant.

Costs associated with the eight-inch wafer fabrication facility in Oregon continued to adversely impact gross margin for both the current quarter and the nine months ended December 28, 1997, as these costs were not fully absorbed by additional revenues. Over the remainder of fiscal 1998 and into fiscal 1999, in an effort to achieve more efficient and effective capacity utilization and increase IDT's available supply of C6 microprocessors, the level of expense

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)


associated with the Oregon fabrication facility is expected to increase on a quarterly basis over the levels of each comparable previous quarter. The anticipated increase in expenses is mostly associated with the installation of new equipment. Additionally, in the third fiscal quarter of 1998 and in future quarters, the percentage of these costs recorded as cost of revenues, versus process engineering research and development, has and may continue to change based upon production volumes and activities performed. See "Factors Affecting Future Risks - Risks Associated with Planned Expansion; Manufacturing Risks."

The Oregon facility provides the Company with significant additional available production capacity, but, to date, as a result of current market conditions, the Company's production volumes at its wafer fabrication facilities have not increased sufficiently to take full advantage of the additional capacity. The WinChip C6 microprocessor product family provides an opportunity for IDT to improve utilization of its Oregon facility; however, additional spending for capital equipment and set up time is required to manufacture substantial volumes of these products. Historically, SRAM products have been and will continue to be produced at the Oregon facility, and the Company is unable to predict whether demand for industry standard SRAM products or IDT's share of the available market will improve. Should IDT's production volumes, especially at its fabrication facilities, remain constant or decline and should the Company be unable to otherwise decrease costs per unit sold, the Company's gross profit and gross margin will continue to be adversely impacted. Further, if prices on industry standard SRAM products do not improve, or recent improvements in market demand for SRAM production volumes do not continue, or the Company is not able to manufacture and sell other products at comparable or better margins, and if a greater percentage of the Oregon facility's operating costs are allocated to cost of goods sold based on activities performed, then gross margin may decrease.


Research and Development

Research and development (R&D) expenses decreased in absolute spending and as a percentage of revenues for the third quarter of fiscal 1998, and for the first nine months then ended, when compared to the same periods for fiscal 1997. R&D expenses for the current quarter of $31.3 million and for the first nine months then ended of $91.7 million, were down $9.2 million and $25.7 million, respectively, compared to $40.5 million and $117.4 million in the comparable fiscal 1997 periods. As a percentage of revenues, R&D expenses were 21.7% in the current quarter and 21.0% for the first nine months then ended. Respectively, these percentages were down 9.2 and 8.8 percentage points from the same periods one year ago. Third quarter fiscal 1998 R&D expenses were up $.7 million from the second quarter in fiscal 1998 and also increased slightly as a percentage of revenues from 21.3% to 21.7%.

The Company's policy is not to capitalize pre-operating costs associated with new manufacturing facilities, and in fiscal 1997, significant facility start-up and staffing expenses were incurred at the then new eight-inch wafer fabrication facility in Hillsboro, Oregon. Operating expenditures associated with the start up of the Oregon fabrication facility were classified in part as process engineering R&D expense and, in part, as cost of revenues, based upon the nature of the activities performed. In the third quarter of fiscal 1998 and for the first nine months then ended, total R&D expense, both in absolute dollars and as a percentage of revenues, declined principally because a greater proportion of manufacturing facility operating costs, including Oregon facility costs, were classified as cost of goods sold, rather than process engineering R&D.

Current R&D activities include developing the next generation of WinChip C6 microprocessors for use in personal computer applications, conducting research into applications of high speed DRAM technology for the communications market, developing RISC microprocessors for primarily communications and embedded control applications, developing an advanced SRAM architecture that significantly improves performance of communications applications requiring frequent switches between reads and writes, developing a family of specialty memory products for the communications and networking markets, and efforts to introduce products into the 3D graphics market.

IDT believes that high levels of R&D investment are required to support its strategy of providing products to its customers which are not readily available from its competitors. However, there can be no assurance that additional research and development investment will result in new product offerings, that any new offerings can be manufactured at gross margins comparable to or better than the Company's current products, or that new products will achieve market acceptance.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)


Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses increased by $.6 million from $21.7 million in the third quarter of fiscal 1997, to $22.3 million in the third quarter of fiscal 1998, but decreased as a percentage of revenues to 15.5% from 16.5%. SG&A expenses increased 6.4% to $64.7 million for the first nine months of fiscal 1998, but decreased as a percentage of revenues to 14.8% from 15.4% in the comparable period of the prior year. SG&A for the current fiscal quarter increased $2.3 million, or 11.4%, from the second quarter of fiscal 1998.

A portion of SG&A expenses, such as sales commissions, management bonuses and employee profit sharing, vary with sales and Company profitability and increase or decrease as sales and profitability change. In addition, IDT continues with: initiatives to implement and upgrade enterprise-wide management information systems to increase the availability and quality of management information and in an effort to remedy the year 2000 issue; and marketing efforts associated with new products. See "Factors Affecting Future Risks - Impact of Year 2000 on the Company's Operations." The $2.3 million increase in SG&A in the current quarter over the immediately preceding quarter is mostly attributable to a $2 million recovery on bad debt expense recorded in the second 1998 fiscal quarter.

With the anticipated increased spending in connection with marketing and selling new products, including the WinChip C6 x86 microprocessor product, the Company anticipates SG&A expenses for the remainder of fiscal 1998 will increase slightly both in absolute spending and as a percentage of revenues. Should revenues decrease, SG&A as a percentage of revenues will likely increase more significantly.


Interest Expense

Interest expense of $3.5 million for the third quarter of fiscal 1998 was essentially flat relative to the second quarter of fiscal 1998 and down only $.1 million when compared to the $3.6 million for the same quarter a year ago. For the nine months ended December 28, 1997, interest expense was up $2.4 million to $10.8 million from $8.4 million reported in the same period in fiscal 1997.

Interest expense is primarily associated with the 5.5% Convertible Subordinated Notes, due in 2002, (the "Notes") and $21.0 million of secured equipment financing agreements completed in September 1996. The increase in interest expense for the first nine months ended December 28, 1997, over the same period one year ago is primarily attributable to the cessation of capitalizing interest in the second quarter of fiscal 1997 in connection with the construction of the eight-inch wafer fabrication plant in Oregon. Interest capitalized for the nine months ended December 29, 1996, was $1.7 million. Additionally, interest expense for the nine months ended December 28, 1997, increased over the same period one year ago because of incremental interest associated with secured equipment financing agreements, which were not completed until the third quarter of fiscal 1997. Management expects that, in the remainder of fiscal 1998, interest expense will remain constant.


Interest Income and Other

Interest income and other, net, of $5.4 million in the third quarter of fiscal 1998 was up $5.2 million over the same period last fiscal year and up $2.8 million over the second quarter in fiscal 1998. For the nine months ended December 28, 1997, interest income and other, net, was up $1.2 million to $10.3 million from $9.1 million reported in the same period in fiscal 1997.

Interest income and other, net, for the current quarter increased $5.2 million from the third quarter of fiscal 1997 primarily due to recording a $2.3 million insurance recovery in fiscal 1998 related to an incident which occurred in a prior fiscal year and a $2 million loss recorded in the third quarter of fiscal 1997 on the write-off of an equity investment. Additionally, interest income was up $1.2 million over the same quarter last fiscal year due to higher average cash equivalent and short-term investments balances during the current quarter. Also included in interest income and other, net, is the Company's share of net earnings or losses of unconsolidated affiliates. Interest income and other, net, increased $1.2 million in the nine months ended December 28, 1997, compared to the same period last year due to those items discussed above, offset by an increase of $2.1 million in IDT's share of net losses realized on affiliate investments and a $1.9 million investment gain realized in the second fiscal quarter of 1997.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)


Taxes

Income taxes have been provided in the current quarter, and for the nine months then ended, at a rate of 28% versus 32% for the entire year of fiscal 1997. The provision for income taxes reflects management's estimated annualized effective tax rate applied to earnings for the interim period. The fiscal 1998 effective rate utilized is lower than the effective rate for fiscal 1997 primarily because the earnings of foreign subsidiaries, taxed at a lower average rate, are expected to comprise a proportionally higher percentage of the Company's anticipated world-wide income for the current fiscal year. The rate used differs from the U.S. statutory rate of 35% primarily due to earnings of foreign subsidiaries, considered permanently reinvested, being taxed at lower average rates than the U.S. statutory rate. Income taxes in state jurisdictions are not significant due to available state tax credits.


Liquidity and Capital Resources

At December 28, 1997, cash and cash equivalents were $151.0 million, a decrease of $4.1 million from $155.1 million at March 30, 1997 and a decrease of $26.7 million from September 28, 1997. During the third fiscal quarter of 1998, a change in investments mix resulted in a greater proportion of IDT's available cash balances being classified as short-term investments. Cash and cash equivalents combined with short-term investments, decreased $11.6 million from September 28, 1997. The Company generated $143.1 million of funds from operations in the first nine months of fiscal 1998, up $124.9 million from the $18.2 million of funds generated from operations during the same period for fiscal 1997. Cash provided by operating activities for the first nine months of fiscal 1998 reflected net income of $6.9 million, adjusted mostly for depreciation and amortization of $84.1 million, $33.6 million in income tax refunds received, $11.6 million from lower accounts receivable balances, $10.1 million from increases in deferred income on shipments to distributors and various other changes to working capital. Increased depreciation and amortization charges in the current period were associated with new facilities, improvements to existing facilities and new equipment. The asset impairment and other reserves recorded in the nine months ended December 29, 1996, are described in more detail above.

During the first nine months of fiscal 1998, the Company's net cash used for investing activities was $150.3 million, with $112.2 million used to purchase capital equipment and make property and plant improvements. In addition, during the current fiscal year, the Company increased its equity investment in an affiliate by $12.1 million. Cash used for the purchase of short-term investments, net of sales of short-term investments, was $26.3 million.

For the first nine months of fiscal 1997, the Company's net cash used for investing activities was $90.4 million. $174.3 million was used for capital equipment and property and plant improvements. Cash proceeds from primarily equipment sale and lease back arrangements in September 1996 and December 1996 amounted to $53.0 million. Also in the third quarter of fiscal 1997, the Company completed the acquisition of its Salinas wafer fabrication facility, which the Company had been leasing from Baccarat Silicon, Inc. ("Baccarat"). Carl E. Berg, a director of the Company, owned fifty percent of Baccarat at the time of the acquisition. In the transaction, which was structured as a tax free reorganization, the Company merged a newly-created, wholly-owned subsidiary into Baccarat and issued an aggregate of 782,445 shares of the Company's common stock in exchange for all the outstanding capital stock of Baccarat. The issuance of these shares of common stock was not registered under the Securities Act of 1933, as amended (the "Securities Act"), by virtue of the exemption provided by
Section 4(2) of the Securities Act. Cash generated from the sale of short-term investments, net of purchases of short-term investments, was $27.2 million.

Cash provided by financing activities during the nine month period ended December 28, 1997, was $3.1 million as compared to $22.4 million for the same period one year ago. Financing activity in the current period consisted primarily of issuance of common stock through employee benefit plans offset by payments on capital leases and other debt.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)


In view of current and anticipated capacity requirements, IDT anticipates capital expenditures of approximately $40.2 million for the fourth quarter of fiscal 1998, principally in connection with continued installation of equipment in the Oregon facility, ongoing investments to maintain current technology equipment in the San Jose, CA and Salinas, CA facilities and the installation of equipment in the Philippines and Malaysia assembly and test facilities.

The Company's ability to satisfy its capacity requirements is in part dependent on the Company's ability to generate cash from operations. Cash flow from operations depends significantly on the average selling prices of the Company's products, variable cost per unit and other industry conditions which the Company cannot predict. Future declines in selling prices for industry standard SRAM products or other products manufactured by the Company, which cannot be otherwise offset, will adversely impact the Company's ability to generate funds from operations. If the Company is not able to generate sufficient funds from operations or other sources to fund its capacity and R&D requirements, the Company's results from operations, cash flows and financial condition will be adversely impacted.

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


Cyclicality of the Semiconductor Industry

The semiconductor industry is highly cyclical. Early in fiscal 1996, markets for some of the Company's SRAMs were characterized by excess demand relative to supply and the resulting favorable pricing. During the later part of fiscal 1996, however, a number of companies, principally foreign, shifted manufacturing capacity to SRAMs causing rapid adjustments to supply and consequently impacting market prices. The resulting significant downward trend in prices in an extremely short period negatively affected SRAM gross margins, and adversely affected the Company's operating results which historically have been dependent on SRAM revenues. For fiscal 1998, SRAM average selling prices and ASPs of other product lines continue to decline compared to fiscal 1997, although not as dramatically as the pace at which they declined between fiscal 1997 and fiscal 1996. Market conditions characterized by excess supply of SRAMs relative to demand and resultant pricing declines have occurred in the past and may occur in the future. Although some competitors have recently made adjustments to the rate at which they will implement capacity expansion programs, the Company is unable to accurately estimate the amount of worldwide production capacity dedicated to industry standard products which it produces. A material increase in industry-wide production capacity, shift in industry capacity toward products competitive with the Company's products, reduced demand, or other factors could result in a further decline in product pricing and could adversely affect the Company's operating results. The Company seeks to manage costs, but there can be no assurance that these efforts will be sufficient to sustain profitability.

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


Risks Associated with Expansion of Product Families - x86 Microprocessors

The Company recently commenced shipments of the WinChip C6 microprocessor, IDT's first member of its x86 microprocessor product family. This product represents the Company's first offering to the personal computer (PC) microprocessor market, which is characterized as a large market dominated by Intel Corporation (Intel), with a very limited number of other competitors. IDT's success in competing in this market, and therefore the financial results associated with selling products to this market, are subject, but not limited to, the following significant risks and uncertainties:

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)


Factors Affecting Future Results (Cont.)

         Competition. Intel holds a dominant position in the market for PC microprocessors. Intel has held its dominant position over all other x86 microprocessor competitors for a substantial period of time, and has significantly greater financial, technical, manufacturing and marketing strength than does IDT. Currently, Intel's dominant market position allows it to set and control x86 microprocessor standards and, therefore, dictate many aspects of the products which PC manufacturers require in this market.

         In addition, IDT's initial x86 microprocessor product is targeted at the low cost desktop and mobile product categories of the microprocessor market. Intel also offers products which are purchased by PC manufacturers in these market categories. Intel's financial strength and market dominance have enabled it to reduce prices on its microprocessor products within a short period of time following their introduction, which reduces the margins and profitability of its competitors. Further, Intel's marketing resources are far greater than IDT's. Therefore, Intel's pricing and marketing strategies in the categories of the microprocessor market targeted by IDT may significantly impact IDT's efforts to serve this market and, therefore, IDT's results of operations.

         In order for  customers to purchase  IDT's x86  microprocessors,  IDT's products  must be  compatible  with  other  components  supplied  to PC manufacturers such as core-logic chip sets, motherboards, basic input/output system (BIOS) software and others which are manufactured or produced by other companies, including Intel and companies in which Intel has strategic investments. In addition, these companies are able to produce chip sets, motherboards, BIOS software and other components to support each new generation of Intel's microprocessors only to the extent that Intel makes its related proprietary technology available. Intel has announced that the new versions of its microprocessor product will be sold only in the form of a chip module that is not compatible with "Socket 7" motherboards currently used with most x86 microprocessors. Therefore, Intel may cease supporting the Socket 7 motherboard infrastructure as it transitions to its latest generation microprocessors. Because IDT's processor is designed to be Socket 7 compatible, and will not work with motherboards designed for Intel's new chip module, should IDT and other companies serving the x86 microprocessor market not be successful in offering products which extend the life of the Socket 7 infrastructure, IDT would be required to expend potentially significant resources to redesign its microprocessor product offerings. There can be no assurance that the Company would be successful in such efforts.

         In addition to Intel, Advanced Micro Devices, Inc. and National Semiconductor Corporation (who recently acquired Cyrix Corporation) also currently offer commercial quantities of x86 microprocessors for sale. From time to time, intellectual property rights disputes have arisen between companies competing in the x86 microprocessor markets (See Intellectual Property Risks discussion below).

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

         Compatibility With Software and Performance Certifications. For its current product offering, IDT has obtained certifications from Microsoft and other appropriate certifications from recognized testing organizations. Failure to obtain and maintain such certifications for future microprocessor products could substantially impair the Company's ability to market and sell its future x86 products.

         PC Market. Because IDT's target market for its x86 microprocessor product is initially limited to certain segments of the PC industry, the growth and acceptance of the product is closely tied to trends in and growth of the PC industry. The Company believes that PC manufacturers will continue their trend towards accepting and using microprocessor products manufactured by companies other than Intel and that generally the market for PCs and related components will continue to grow. However, should these industry trends

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)


Factors Affecting Future Results (Cont.)

         and growth patterns not occur, for whatever reason, IDT's ability to sell x86 microprocessor products would be impaired.

         Rights of Others. In exchange for payments towards product development costs, IDT licensed the right to make, use and sell the WinChip C6 microprocessor to a third party. Further, the license with the third party limits the number of additional licenses that IDT may grant. Thus, the Company may face competition from the third party in the future and may be limited in its ability to license the part to others.

         Future Products. IDT's ability to bring future x86 products to market depends on several primary factors including the following three. First, it must be able to finance such future development. Second, to compete with Intel and other competitors in the market for future generation x86 microprocessors, IDT must be able to design and develop the microprocessors themselves, and must ensure they can be used in PC platforms, including motherboards, designed to support future Intel or other microprocessors. Third, a failure, for whatever reason, of the designers and producers of motherboards, chip sets and other system components to support IDT's x86 microprocessor offerings would limit IDT's ability to sell products to the PC market.


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

The Company's capacity additions have resulted in a significant increase in fixed and variable operating expenses which may not be fully offset by additional revenues for some time. Historically, the Company has expensed the operating expenses associated with bringing a new fabrication facility to commercial production status as R&D in the period such expenses were incurred. However, as commercial production at a new fabrication facility commences, the operating costs are classified as cost of revenues, and the Company begins to recognize depreciation expense relating to the facility. Accordingly, as the Oregon fabrication facility now contributes to revenues, the Company recognizes substantial operating expenses associated with the facility as cost of revenues, which have reduced gross margins. As commercial production continues in fiscal 1998, the Company anticipates incurring additional operating costs and depreciation expenses relating to this facility. Accordingly, if revenue levels do not increase sufficiently to offset these additional expense levels, or if the Company is unable to achieve gross margins from products produced at the Oregon facility that are comparable to the Company's current products, the Company's future results of operations would be adversely impacted.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)


Factors Affecting Future Results (Cont.)

Dependence on New Products

New  products  and new  process  technology  associated  with the  Oregon  wafer fabrication facility will continue to require significant research and development expenditures. However, there can be no assurance that the Company will be able to develop and introduce new products in a timely manner, that new products will gain market acceptance or that new process technologies can be successfully implemented. If the Company is unable to develop new products in a timely manner, and to sell them at gross margins comparable to the Company's current products, the future results of operations could be adversely impacted. Additionally, the Company is currently designing substantially all of its new MIPS RISC based Microprocessor products in-house. Historically, the Company supplemented its in-house design efforts with contract design resources. The Company is in the process of negotiating a renewal of its MIPS license agreement with a subsidiary of Silicon Graphics, Inc. This agreement licenses IDT to develop new products based on the MIPS microprocessor architecture.


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


Capital Needs

The semiconductor industry is extremely capital-intensive. To remain competitive, the Company must continue to invest in advanced manufacturing and test equipment. In fiscal year 1998, the Company expects to expend approximately $152 million in capital expenditures and anticipates significant continuing capital expenditures, especially in connection with the introduction of products for the WinChip C6 microprocessor family, in the next several years. There can be no assurance that the Company will not be required to seek financing to satisfy its cash and capital needs or that such financing will be available on terms satisfactory to the Company. If such financing is required and if such financing is not available on terms satisfactory to the Company, its operations could be materially adversely affected.


Intellectual Property Risks

The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights, which have resulted in significant and often protracted and expensive litigation. In recent years, there has been a growing trend by companies to resort to litigation to protect their semiconductor technology from unauthorized use by others. The Company in the past has been involved in patent litigation, which adversely affected its operating results. Although the Company has obtained patent licenses from certain semiconductor manufacturers, the Company does not have licenses from a number of semiconductor manufacturers who have a broad portfolio of patents. The Company has been notified that it may be infringing patents issued to certain semiconductor manufacturers and other parties and is currently involved in license negotiations. There can be no assurance that additional claims alleging infringement of intellectual property rights will not be asserted in the future. The intellectual property claims that have been made or that may be asserted against the Company could require that the Company discontinue the use of certain processes or cease the manufacture, use and sale of infringing products, to incur significant litigation costs and damages and to develop non-infringing technology. There can be no assurance that the Company would be able to obtain such licenses on acceptable terms or to develop non-infringing technology. Further, the failure to renew or renegotiate existing licenses, or significant increases in amounts payable under the current or future contracts, or the inability to obtain a license, could each have a material adverse effect on the Company.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)


Factors Affecting Future Results (Cont.)

Risks of International Operations

A substantial percentage of the Company's revenues are derived from export sales. In addition, the Company's offshore test and assembly operations incur payroll, facilities and other expenses in local currencies. Accordingly, movements in foreign currency exchange rates, such as those recently seen in the Far East, can impact both pricing of and demand for the Company's products as well as the Company's cost of goods sold. The Company's offshore assembly and test operations and export sales are also subject to risks associated with foreign operations, including political instability, currency controls and fluctuations, changes in local economic conditions and import and export controls, as well as changes in tax laws, tariffs and freight rates. Contract pricing for raw materials used in the fabrication and assembly processes, as well as for subcontract assembly services, can also be impacted by currency exchange rate fluctuations.


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


Impact of Year 2000 on the Company's Operations

The Company utilizes numerous software programs throughout its operations which include dates and make date-sensitive calculations based on two digit fields which are assumed to begin with the year 1900. Software programs written based on this assumption are vulnerable, as the year 2000 approaches, to miscalculations and other operational errors which may be significant to their overall effectiveness. In addition, the Company relies upon products and information from critical suppliers, large customers and other outside parties, in the normal course of business, whose software programs are also subject to the same problem. Should miscalculations or other operational errors occur as a result of the year 2000 issue, the Company or the parties on which it depends may be unable to produce reliable information or process routine transactions. Furthermore, in the worse case, the Company or the parties on which it depends may, for an extended period of time, be incapable of conducting critical business activities, which include but are not limited to, manufacturing and shipping products, invoicing customers and paying vendors. The Company is also assessing the extent to which year 2000 issues may be incorporated into certain products which it sells to its customers. Based on the Company's continuing assessment, management has already determined it will need to replace or materially modify many of its software applications, including those critical to the Company's normal operations, in order to avoid significant year 2000 issues. The Company has also initiated communications with its critical suppliers, large customers and other outside parties in an effort to identify and mitigate year 2000 matters originating from dependent third parties which may adversely affect the Company. The Company has formed, and continues to form, teams of internal and external resources who are devoted to replacing, upgrading and reprogramming internal software programs and products which are not year 2000 compliant and testing such changes to ensure their effectiveness. The cost of these teams, including efforts with the parties on which IDT depends, and other expenditures associated with addressing the year 2000 problem is still being compiled and is expected to be funded through ongoing operating cash flows. The Company has contracted, or is currently negotiating with, various external parties and has dedicated internal resources which management believes, based on information currently available, will be sufficient to remedy the Company's year 2000 computer system problems

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)


Factors Affecting Future Results (Cont.)

before they occur. There can be no assurance, however, that all critical year 2000 problems have or will be identified or that the Company will be able to procure all of the resources necessary to replace all critical year 2000 deficient software applications timely. There can also be no assurance that the critical year 2000 deficient software programs of the parties on which the Company depends will be converted timely or not converted to systems which are incompatible with the Company's systems. Such events, or the final overall costs associated with addressing the year 2000 issue, may have a material adverse affect on the future operations of the Company.

PART II  OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS

On July 17, 1997, IDT filed a petition against Hewlett-Packard Company (HP) in Santa Clara Superior Court, Case Number CV767581, seeking a declaratory judgment regarding the validity of IDT's rights to use and sublicense certain advanced printer technology (TrueRes) which HP acquired from DP-TEK Development Company, LLC (DP-TEK), a Kansas limited liability company. IDT is seeking to amend its petition to join DP-TEK and to seek damages from HP. In a related action, on November 17, 1997, DP-TEK filed a petition for declaratory relief and damages for breach of contract in an amount of approximately $25 million against IDT in Kansas. The case was recently removed to federal court, Case Number 97-1541-FGT. DP-TEK alleges that IDT's license to TrueRes technology is no longer valid, that IDT failed to develop new products with DP-TEK as required by contract, and that DP-TEK sold its technology and assets to HP for approximately $25 million less than it could have had IDT met its obligations. Discovery in both cases is not complete.


ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following exhibit is filed herewith:


            Exhibit No.            Description                        Page
         ----------------- ------------------------------------ ----------------
                   27         Financial Data Schedule                  23


(b) Reports on Form 8-K:

     No reports have been filed on Form 8-K during this quarter.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              INTEGRATED DEVICE TECHNOLOGY, INC.


Date:    February 11, 1998                    /s/ Leonard C. Perham
                                              ----------------------------------
                                              Leonard C. Perham
                                              Chief Executive Officer
                                              (duly authorized officer)


Date:    February 11, 1998                    /s/ Alan F. Krock
                                              ----------------------------------
                                              Alan F. Krock
                                              Vice President, Chief Financial
                                              Officer (chief accounting officer)