Form 10-K
period 1998-03-29
INTEGRATED DEVICE TECHNOLOGY INC
filed 1998-06-08
CIK 703361

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

(Check One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                    For the fiscal year ended March 29, 1998
                                       OR

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was approximately $929,883,000 as of April 26, 1998, based upon the closing sale price of $13.00 per share on the Nasdaq National Market for that date. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 81,613,000 shares of the Registrant's Common Stock issued and outstanding as of April 26, 1998.


                       DOCUMENTS INCORPORATED BY REFERENCE
Items 10, 11, 12, and 13 of Part III incorporate information by reference from the Proxy Statement for the 1998 Annual Meeting of Stockholders to be held on August 27, 1998.

PART I

All non-historical information contained in the following discussion constitutes forward looking statements within the meaning of Section 27a of the Securities Act of 1933, as amended, and Section 21e of the Securities Exchange Act of 1934, as amended. These statements are not guarantees of future performance and involve a number of risks and uncertainties, including but not limited to operating results, new product introductions and sales, including the WinChip(TM) microprocessor, competitive conditions, capital expenditures and capital resources, manufacturing capacity utilization, customer demand, customer inventory levels and protection of intellectual property in the semiconductor industry. Factors that could cause actual results to differ materially are included in, but are not limited to, those identified in "Factors Affecting Future Results." The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof.


ITEM 1. BUSINESS

Integrated Device Technology, Inc. ("IDT" or the "Company") designs, develops, manufactures and markets a broad range of high-performance semiconductor products and modules for its key markets. Applications for IDT's products include: data and telecommunications equipment, such as routers, hubs, switches, cellular base stations and other devices; personal computers; and shared network devices, such as workstations, servers, and printers. IDT provides its customers with a product mix designed to optimize the cost and performance of their systems which includes communications products, high-speed SRAMs (static random access memories), high-performance logic products, embedded RISC microprocessors, x86 microprocessors for personal computer (PC) applications, and other semiconductor products. IDT fabricates substantially all of its semiconductor wafers using advanced CMOS (complementary metal oxide silicon) process technology. In fiscal 1998, to increase the available supply of its WinChip x86 microprocessor products, IDT contracted with International Business Machines Corporation ("IBM") for x86 microprocessor wafer manufacturing services beginning in fiscal 1999.

The Company markets its products on a worldwide basis primarily to OEMs (original equipment manufacturers) through a variety of channels, including a direct sales force, distributors and independent sales representatives. The Company's end-user customers include Alcatel, Ascend Communications, Apple Computer, Bay Networks, Cabletron, Celestica, Cisco Systems, Compaq Computer, EchoStar, EMC, Ericsson, Evergreen, FORE Systems, Hewlett-Packard, Italtel, IBM, Lucent Technologies, Motorola, NEC, Nokia, Siemens, Solectron, 3Com and WebTV. The Company attempts to differentiate itself from competitors through unique architecture, enhanced performance, reduced system cost and packaging options.

IDT was incorporated in California in 1980 and reincorporated in Delaware in 1987. The terms "the Company" and "IDT" refer to Integrated Device Technology, Inc. and its consolidated subsidiaries, unless the context indicates otherwise.


PRODUCTS AND MARKETS

The Company offers over 1,100 products in more than 5,500 product configurations to its target markets in four primary product families: communications products, including FIFO (first in first out) memories, multiport memories and network communication products; SRAM components and modules; logic circuits and high-performance logic circuits; and microprocessors, both RISC (reduced instruction set computing), primarily used in embedded control applications, and x86 for PC applications. During fiscal 1998, these product families accounted for 37%, 30%, 20% and 13%, respectively, of total revenues of $587.1 million. The Company markets its products primarily to OEMs in the communications and desktop and distributed computing markets. IDT's product design efforts are focused on differentiated components and integration of its components into single devices, modules or subsystems to meet the needs of its customers.

Communications Products

The Company's proprietary communications products include FIFO memories, multi-port memories, and network products that offer high-performance features that allow communications and networking systems to operate more effectively. FIFO memories are used as rate buffers to transfer large amounts of data at high speeds between separate devices or pieces of equipment operating at different speeds within a system, when the order of the data to be transferred needs to be controlled. Multi-port memory products are used to speed data transfers and act as the link between multiple microprocessors or between microprocessors and peripherals. These products are currently used primarily in peripheral interface, communications and networking products, including bridges, hubs, routers and switches. IDT's network products family uses emerging network technology designed to support faster transmission, higher quality images, audio and data. The network products family includes segmentation and reassembly, physical interface and muxing/demuxing devices that are used in networks that interconnect computers and facilitate data transmission.

IDT is a leading supplier of both synchronous and asynchronous FIFO memories and has increasingly focused its resources on the design of synchronous FIFO memories. Synchronous FIFO memories have been gaining greater market acceptance because they are faster and provide an easier user interface than asynchronous FIFO memories. IDT's family of 9-bit, 18-bit and 36-bit Sync FIFO memories are being used in many newer networking products. IDT has added SuperSync(TM) FIFO memories to the FIFO product family, which add additional features at reduced cost.

The Company is also a leading supplier of multi-port memory products. IDT's family of multi-port memories is composed of dual-port asynchronous devices, four-port products, synchronous dual-port devices and products that combine the flexibility of a multi-port product with the ease of a FIFO product.

SRAMs

SRAMs are memory circuits used for storage and retrieval of data during a computer or communication system's operation. SRAMs do not require electrical refreshment of the memory contents to ensure data integrity, allowing them to operate at high speeds. SRAMs include substantially more circuitry than DRAMs (dynamic random access memories), resulting in higher production costs for a given amount of memory, and generally command higher selling prices than the equivalent density traditional DRAM products. The market for SRAMs is fragmented by differing demands for speed, power, density, organization and packaging. As a result, there are a number of niche markets for SRAMs.

Historically, the Company focused primarily on the cache memory segment of the SRAM market. Cache memory provides intermediate storage between fast microprocessors and relatively slow traditional DRAM main memory. Cache memory operates at the speed of the microprocessor and increases the microprocessor's efficiency by temporarily storing the most frequently used instructions and data. The SRAM cache memory market available to IDT has decreased. Some x86 microprocessors, which account for the greatest portion of the microprocessor market, are being sold in integrated chip modules that include SRAM cache memory, which IDT does not supply, or are being designed with SRAM cache memory integrated into the processor itself.

The SRAM products that the Company is currently offering and developing are geared toward solving memory issues unique to the communications market. In fiscal 1997, IDT announced the first of a family of Zero Bus Turnaround(TM) (ZBT(TM)) SRAMs which eliminate wait states between read and write cycles. In fiscal 1998, IDT introduced SWITCHStAR(TM), which is an integrated network switching solution based upon memory technology. As capacity becomes more fully utilized, IDT expects to reduce that portion of its SRAM product mix that is commodity-like in nature. IDT's new products are being designed to operate at higher speeds and provide greater levels of product integration.

To provide SRAM products that meet the varying needs of its customers, IDT uses CMOS process technology and offers 16K, 64K, 256K, 1 Megabit and 4 Megabit SRAMs in a number of speed, organization, power and packaging configurations.

Logic Circuits

IDT is a leading manufacturer of high-speed, byte-wide and double-density 16-bit CMOS logic circuits for high-performance applications. Logic circuits control data communication between various elements of electronic systems, such as between a microprocessor and a memory circuit. IDT offers a wide range of logic circuits products that support bus and backplane interfaces, memory interfaces and other logic support applications where high-speed and low power are critical. IDT's logic circuits are used in a broad range of markets.

IDT's 16-bit logic products are available in small, thin packages, enabling board area to be reduced. These products are designed for applications in which small size, low power and extra low noise are as important as high speed. IDT also supplies a series of 8-bit and 16-bit, 3.3-volt logic products and 3.3-volt to 5-volt translator circuits directed at 3.3-volt systems in the notebook and laptop computer market.

The Company also offers a family of clock drivers and clock generators. These devices, placed at critical positions in a system, correct the degradation of timing that occurs the further the impulses travel from the main system clock. The Company recently introduced Advanced Low Voltage CMOS (ALVC) and Low Voltage CMOS (LVC) logic products.

Microprocessors

RISC COMPONENTS. IDT is a licensed manufacturer of MIPS(R) RISC microprocessors. IDT manufactures both 32-bit and 64-bit microprocessors based on the MIPS architecture and derivative products for the communications, networking and multimedia markets.

The Company focuses its RISC microprocessor marketing efforts primarily on the embedded controller market. Embedded controllers are microprocessors that control a single device such as a network switch, printer or set-top box. The Company sells several proprietary 32-bit and 64-bit embedded controllers, including devices with on-circuit SRAM cache memory and floating point functions.

The Company's RISC microprocessor products include the RC5000, IDT's first 64-bit superscalar microprocessor, which is available with clock speeds up to 200 MHz and the RC4600(TM) microprocessor, which is capable of clock speeds up to 200 MHz. The RC5000 and RC4600 are higher performance derivatives of the 64-bit R4000 and R4400 microprocessors developed by MIPS Technologies ("MIPS"), which was subsequently acquired by Silicon Graphics Inc. ("SGI"). The RC5000 was developed for SGI by Quantum Effect Design, Inc. ("QED"), an approximately 34% equity owned affiliate of IDT. Through agreements with SGI, IDT obtained a license to manufacture and sell the RC5000. The RC4600 was developed for the Company by QED.

X86 COMPONENTS. The WinChip microprocessor is IDT's first product of a planned x86 microprocessor product family. The products are compatible with similar products manufactured and sold by Intel Corporation ("Intel"), Advanced Micro Devices, Inc. and National Semiconductor Corporation, which recently acquired Cyrix Corporation. The IDT WinChip microprocessor features a small die size and low power dissipation, which is achieved by simplifying the architecture and eliminating or reducing complex logic found in other processors.

The IDT WinChip  microprocessor  is offered in a 296-pin  Ceramic Pin Grid Array
(CPGA), Socket 7-compatible package, which enables PC manufacturers to leverage the Intel-compatible, established and cost effective Socket 7

-------------------------------
(TM) SuperSync, WinChip, RC4600, SWITCHStAR, Zero Bus Turnaround, and ZBT are trademarks of Integrated Device Technology, Inc. All other trademarks are property of their respective owners.

motherboard, chipset and BIOS infrastructure. IDT's WinChip microprocessor was developed to deliver a high level of performance running Windows(R) business applications in PC configurations typically found at sub-$1,000 price points, while providing full compatibility for all Windows and x86 software. In fiscal 1998, IDT's WinChip processor was marketed to buyers that purchase systems and motherboards through distribution and the reseller channel and also through an OEM which markets processor upgrade kits through PC retail channels.

In fiscal 1998, the IDT WinChip microprocessor was sold with clock speeds of 150MHz, 180MHz, 200MHz and 225MHz. In fiscal 1998, IDT announced its second x86 microprocessor product which is designed to provide enhanced technical performance and greater clock speeds. IDT manufactures its x86 wafers at facilities in San Jose, California and Hillsboro, Oregon and has contracted with IBM for additional capacity to manufacture these products.

Important additional information about IDT's x86 microprocessor products is included below under "Competition" and in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

CUSTOMERS

The Company markets and sells its products on a worldwide basis primarily to OEMs in the communications and desktop and distributed computing markets. Customers often purchase products from more than one of the Company's product families. In fiscal 1998 and 1997, no one OEM customer accounted for 10% or greater of the Company's revenue. In fiscal 1996, one OEM customer, Apple Computer Inc., accounted for 12% of the Company's revenue.

The following is an alphabetical listing of current representative end-user customers of the Company, by market:


                      COMMUNICATIONS                         COMPUTING

     ----------------------------------------------------------------------
     Alcatel                    Lucent Technologies        Apple Computer
     Ascend Communications      Motorola                   Celestica
     Bay Networks               Newbridge                  Compaq Computer
     Cabletron                  NEC                        EMC
     Cisco Systems              Nokia                      Evergreen
     EchoStar                   Siemens                    Groupe Bull
     Ericsson                   Solectron                  Hewlett-Packard
     FORE Systems               3Com                       IBM
     Italtel                    WebTV                      ICL
                                                           Seagate


MARKETING AND SALES

IDT markets and sells its products primarily to OEMs through a variety of channels, including a direct sales force, distributors and independent sales representatives.

The Company had 65 direct sales personnel in the United States at March 29, 1998. Such personnel are based at the Company's headquarters and in 18 sales offices in Alabama, California, Colorado, Florida, Illinois, Maryland, Massachusetts, Minnesota, New Jersey, New York, North Carolina, Oregon and Texas, and are primarily responsible for marketing and sales in those areas. IDT also utilizes three national distributors, Hamilton Hallmark, Wyle Laboratories and Insight Electronics, Inc., and several regional distributors in the United States. Hamilton Hallmark accounted for 17%, 14% and 11% of the Company's revenues in fiscal 1998, 1997 and 1996, respectively. In addition, IDT uses independent sales representatives, which generally take orders on an agency basis while the Company ships directly to the customer. The representatives receive commissions on all products shipped to customers in their geographic area.

In addition, the Company had 39 direct sales personnel and 12 sales offices located outside of the United States as of March 29, 1998. Sales activities outside North America are generally conducted by IDT's subsidiaries located in France, Germany, Hong Kong, Israel, Italy, Korea, Japan, Singapore, Sweden and the United Kingdom. The Company also has sales offices in Taiwan, Malaysia and Finland. The Company continues to emphasize its direct marketing efforts to OEMs in Europe and to United States companies with operations in the Asia/Pacific area. A significant portion of export sales continues to be made through international distributors. During fiscal 1998, 1997 and 1996, non-U.S. sales accounted for 39%, 38% and 40% of total revenues, respectively. Sales outside the United States are generally denominated in local currencies. Sales and other financial information for foreign operations is included in Note 13 of Notes to Consolidated Financial Statements contained elsewhere in this Form 10-K. Export sales are subject to certain risks, including currency controls and fluctuations, changes in local economic and political conditions, import and export control, and changes in tax laws, tariffs and freight rates.

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


MANUFACTURING

IDT believes that maintaining its own wafer fabrication capability facilitates the implementation of advanced process technologies and new higher-performance product designs, provides the Company with a reliable source of supply of semiconductors and allows it to be more flexible in shifting production according to product demand. The Company currently operates sub-micron wafer fabrication facilities in Hillsboro, Oregon and San Jose and Salinas, California. The Oregon facility first contributed to revenues beginning in the second quarter of fiscal 1997. The 192,000 square foot facility contains a 48,000 square foot, class 1 (less than one particle 0.5 micron or greater in size per cubic foot), eight-inch wafer fabrication line. The San Jose facility includes a 24,000 square foot, class 1, six-inch wafer fabrication line that was first placed in production in March 1991. The Salinas facility, first placed in production in fiscal 1986, includes a 24,000 square foot, class 3 (less than three particles 0.5 micron or greater in size per cubic foot), six-inch wafer fabrication line.

Additionally, in fiscal 1998, IDT contracted with IBM for x86 microprocessor wafer manufacturing services using IBM's CMOS process technology. IDT intends, during fiscal 1999, to begin to utilize IBM's manufacturing services to also increase the available volume of WinChip microprocessors.

The Company believes the location of the facility in Oregon reduces the Company's risk of a natural disaster affecting all of its wafer fabrication facilities which, excluding the Oregon facility, are all currently located in Northern California.

In fiscal 1998 and 1997, as a result of current market conditions, the Company's production volumes at its wafer fabrication facilities did not increase sufficiently to take full advantage of the additional capacity resulting from the completion of the Oregon facility, and, as a result, the Company's results of operations were adversely affected. The WinChip(TM) microprocessor product family may provide IDT an opportunity to improve utilization of its fabrication facilities; however, additional spending for capital equipment and set-up time is required to process substantial volumes of these products. Historically, SRAM products have been produced at the Oregon facility and the Company is unable to predict whether demand for industry standard SRAM products or IDT's share of the available market will improve. Should IDT's production volumes, especially at its fabrication facilities, remain constant or decline, IDT's results of operations could continue to be adversely affected. The Company faces a number of risks in order to accomplish its goals to increase production in its existing plants, especially the Oregon facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

IDT also operates component assembly and test facilities which aggregate 145,000 square feet in Penang, Malaysia and a 176,000 square-foot facility near Manila, the Philippines. Substantially all of the Company's test operations and a significant portion of its assembly operations are performed at its Malaysian and Philippines facilities. The facility in the Philippines first contributed to revenue during fiscal 1997. IDT also uses subcontractors, principally in Korea, the Philippines and Malaysia, to perform certain assembly operations. If IDT were unable to assemble or test products offshore, or if air transportation to these locations were curtailed, the Company's operations could be materially adversely affected. Additionally, foreign manufacturing exposes IDT to certain risks generally associated with doing business abroad, including foreign governmental regulations, currency controls and fluctuation, changes in local economic and political conditions, import and export controls, and changes in tax laws, tariffs and freight rates. In addition to this offshore assembly and test capability, the Company has the capacity for low-volume, quick-turn assembly in Santa Clara, California as well as limited test capabilities in Santa Clara, San Jose and Salinas. Assembly and test of memory modules takes place both domestically and offshore.

In fiscal 1996, the Company operated its wafer fabrication facilities in Salinas and San Jose and its assembly operations in Malaysia at approximate installed equipment capacity.

Considering the capacities of its facilities in Oregon and the Philippines, the Company believes it is positioned to accommodate growth. In view of current and anticipated capacity requirements, and to operate its facilities more
efficiently   and   effectively,   IDT  anticipates   capital   expenditures  of
approximately $150 million in fiscal 1999, principally in connection with continued installation of equipment in the Oregon facility, other capacity improvements and improved information systems.

The Company utilizes proprietary CMOS process technology permitting sub-micron geometries in its fabrication facilities. The majority of IDT's current products are manufactured using its proprietary 0.65, 0.5 and 0.35 micron processes and a number of 0.24-micron test wafers have been processed. The Company continues to develop its sub-0.25 micron CMOS processes.

Wafer fabrication involves a highly sophisticated, complex process that is extremely sensitive to contamination. Integrated circuit manufacturing costs are primarily determined by circuit size because the yield of good circuits per wafer generally increases as a function of smaller die. Other factors affecting costs include wafer size, number of process steps, costs and sophistication of manufacturing equipment, packaging type, process complexity and cleanliness. IDT's manufacturing process is complex, involving a number of steps including wafer fabrication, plastic or ceramic packaging, burn-in and final test. The Company continually makes changes to its manufacturing process to lower costs and improve yields. From time to time, the Company has experienced manufacturing problems that have caused delays in shipments or increased costs. Manufacturing problems at its wafer fabrication, assembly or test facilities could materially adversely affect the Company's results of operations.

The Company generally has been able to arrange for multiple sources of raw materials, but the number of vendors capable of delivering certain raw materials, such as silicon wafers, ultra-pure metals and certain chemicals and gases is very limited. Some of the Company's packages, while not unique, have very long lead times and are available from only a few suppliers. From time to time, vendors have extended lead times or limited supply to the Company due to capacity constraints. These circumstances could recur and materially adversely affect IDT's results of operations.


BACKLOG

IDT manufactures and markets both standard products and products with limited or no second sources. Sales are generally made pursuant to purchase orders, which are frequently revised to reflect changes in the customer's requirements. The Company has also entered into master purchase agreements with many of its OEM customers. These agreements do not require the OEMs to purchase minimum quantities of the Company's products. Product deliveries are scheduled upon the Company's receipt of purchase orders under the related OEM agreements. Generally, these purchase orders and OEM agreements, especially those for standard products, also allow customers to reschedule delivery dates and cancel purchase orders without significant penalties. Orders, especially for industry standard products, are frequently rescheduled, revised or canceled. In addition, distributor orders are subject to price adjustments both prior to and after shipment. For these reasons, IDT believes that its backlog, while useful for scheduling production, is not necessarily a reliable indicator of future revenues.

RESEARCH AND DEVELOPMENT

IDT's competitive position has been established, to a large extent, through its emphasis on the development of proprietary and enhanced-performance, industry standard products, and the development of advanced CMOS processes. IDT believes that its focus on continually advancing its process technologies has allowed the Company to achieve cost reductions in the manufacture of most of its products. The Company believes that a continued high level of research and development expenditures is necessary to retain its competitive position. The Company maintains research and development centers in Northern California; Atlanta, Georgia; Austin, Texas; and Morrisville, North Carolina. In addition, the new plant start-up costs associated with the Oregon wafer fabrication facility significantly impacted research and development expenditures in fiscal 1997. Research and development expenditures, as a percentage of revenues, were 21%, 28% and 20% in fiscal 1998, 1997 and 1996, respectively.

The Company's product development activities are focused on the design of new circuits and modules that provide enhanced performance for growing applications. In the specialty memory products area, IDT's efforts are concentrated on the development of advanced synchronous FIFO memories and more sophisticated multi-port memory products for the communications market. The Company continues its research into applications of Fusion Memory(TM) technology, with the goal of expanding its specialty memory product offerings. Fusion Memory products use DRAM technology and function with comparable speed to SRAM-technology based products. Additionally, the Company continues its efforts to develop a family of specialty products for the network products market and a family of lower voltage logic devices for a broad range of applications. In the SRAM family, IDT is utilizing its memory expertise to develop a family of communications-oriented memories. The Company is emphasizing the design of RISC microprocessors for embedded control applications, such as printers, telecommunications switches and television set-top boxes. IDT continues its efforts to develop x86 processors and related 3D graphics capability which offer greater performance than its current products at reduced cost for PC applications. The Company also continues to refine its CMOS process technology to increase the speed and density of circuits in order to provide customers with advanced products at competitive prices. The Company continues to refine its CMOS process technology focusing on sub-0.3 micron geometry processes, including a sub-0.25 micron process, and converting the production of many products to newer generation processes.

The Company has an equity interest in QED, a separate corporation. Pursuant to a development agreement between QED and the Company, QED developed the RC4600 microprocessor for IDT. QED also designed the RC5000 for SGI, and through agreements with SGI, IDT obtained a license to manufacture and sell the RC5000. The RC5000 is targeted at 3-D visualization, internetworking and office automation applications. Except for the RC5000, the Company owns the intellectual property rights for its RISC products, subject to the payment of royalties and other fees to QED and SGI. IDT has licensed Toshiba and NKK to manufacture and market certain of these products. With respect to the RC5000, SGI owns the intellectual property rights.


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

IDT's competitive strategy is to differentiate its products through high-performance, innovative configurations and proprietary features or to offer industry standard products with higher speeds or lower power consumption than its competitors products. Price competition, introductions of new products by IDT's competitors, delays in product introductions by IDT or other competitive factors could have a material adverse effect on the Company in the future.

In the third quarter of fiscal 1998, the Company commenced shipments of the WinChip microprocessor, IDT's first member of its planned x86 microprocessor product family. This product represents the Company's first offering to the PC microprocessor market, which is characterized as a large market dominated by Intel, with a very limited number of other competitors. Intel has held its dominant position over all other x86 microprocessor competitors for a substantial period of time, and has significantly greater financial, technical, manufacturing and marketing strength than does IDT. Currently, Intel's dominant market position allows it to set and control x86 microprocessor standards and, therefore, dictate many aspects of the products which PC manufacturers require in this market.

IDT's initial x86 microprocessor product is targeted at the low-cost desktop and mobile product categories of the microprocessor market. Intel also offers products which are purchased by PC manufacturers in these market categories. Intel's financial strength and market dominance have enabled it to reduce prices on its microprocessor products within a short period of time following their introduction or offer additional performance at low introductory price points, which reduces the margins and profitability of its competitors. Further, Intel's marketing resources are far greater than IDT's. Therefore, Intel's pricing and marketing strategies in the categories of the microprocessor market targeted by IDT significantly impact IDT's efforts to serve this market and, therefore, IDT's results of operations.

In order for customers to purchase IDT's x86 microprocessors, IDT's products must be compatible with other components supplied to PC manufacturers such as core-logic chip sets, motherboards, basic input/output system (BIOS) software and others which are manufactured or produced by other companies, including Intel and companies in which Intel has strategic investments. In addition, these companies are able to produce chip sets, motherboards, BIOS software and other components to support each new generation of Intel's microprocessors only to the extent that Intel makes its related proprietary technology available. Intel has announced that the new versions of its microprocessor products, including its commercially released Pentium II products, will be sold only in the form of a chip module that is not compatible with Socket 7 motherboards currently used with most x86 microprocessors. Therefore, Intel may cease supporting the Socket 7 motherboard infrastructure as it transitions to its latest generation microprocessors. Because IDT's processor is designed to be Socket 7 compatible, and will not work with motherboards designed for Intel's new chip module, should IDT and other companies serving the x86 microprocessor market not be successful in offering products which extend the life of the Socket 7 infrastructure, IDT would be required to expend potentially significant resources to redesign its microprocessor product offerings. There can be no assurance that the Company would be successful in such efforts.

In addition to Intel, AMD and National Semiconductor (which recently acquired Cyrix Corporation) also currently offer commercial quantities of x86 microprocessors for sale. From time to time, intellectual property rights disputes have arisen between companies competing in the x86 microprocessor market.

In markets where IDT competes to sell industry standard SRAM components, market supply and pricing strategies of competitors significantly impact the price the Company receives for its products. In fiscal 1998 and 1997, a significant increase in market supply of industry standard SRAM parts was attributable to IDT's principally foreign competitors shifting additional production capacity to these parts. The decline in average selling prices for industry standard SRAM parts in and since fiscal 1997 was, therefore, attributable to increases in available SRAM supply from competitors such as Samsung, Winbond, UMC, other Taiwanese and Korean companies as well as U.S.-based and other companies with Taiwanese and Korean sourced SRAM wafers, and their market pricing strategies, at a time when market demand slowed as customers reduced the level of inventories carried.


INTELLECTUAL PROPERTY AND LICENSING

IDT has obtained 120 patents in the United States and 19 abroad and has 187 inventions in various stages of the patent application process. The Company intends to continue to seek to increase the breadth of its patent portfolio. The Company also relies on trade secret, copyright and trademark laws to protect its products. A number of the Company's circuit designs are registered pursuant to the Semiconductor Chip Protection Act of 1984. This Act gives protection similar to copyright protection for the patterns which appear on integrated circuits and prohibits competitors from making photographic copies of such circuits. There can be no assurance that any patents issued to the Company will not be challenged, invalidated or circumvented, that the rights granted thereunder will provide competitive advantages to the Company, or that the Company's efforts generally to protect its intellectual property rights will be successful.

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

IDT has been notified that it may be infringing patents issued to certain semiconductor manufacturers and other parties, and is currently involved in several license negotiations. There can be no assurance that additional claims alleging infringement of intellectual property rights, including infringement of patents that have been or may be issued in the future, will not be made against the Company in the future or that licenses, to the extent required, will be available. Should licenses from any such claimant be unavailable, or not be available on terms acceptable to the Company, the Company may be required to discontinue its use of certain processes or the manufacture, use and sale of certain of its products, to incur significant litigation costs and damages, or to develop non-infringing technology. If IDT is unable to obtain any necessary licenses, pass any increased cost of patent licenses on to its customers or develop non-infringing technology, the Company could be materially adversely affected. In addition, IDT has received patent licenses from several companies that expire over time, and the failure to renew or renegotiate certain of these licenses as they expire or significant increases in amounts payable under these licenses could have a material adverse effect on the Company.

On May 1, 1992, IDT and AT&T entered into a five-year royalty-free patent cross-license agreement. As part of this agreement, patent litigation instituted by AT&T was settled and dismissed. Under the agreement, IDT made a lump sum payment and issued shares of its Common Stock to AT&T, granted a discount on future purchases, and gave credit for future purchases of technology on a nonexclusive basis. In December 1995, the agreement with AT&T was modified to reflect AT&T's restructure into three legal entities, extend the agreement for five years beyond the original expiration date and include other agreed-upon changes. On December 10, 1992, IDT and Texas Instruments Incorporated ("TI") entered into a five-year patent cross-license agreement, which expired in fiscal 1998. As part of this agreement, patent litigation instituted by TI was dismissed. Under the agreement, IDT granted to TI a license to certain IDT technology and products and guaranteed that TI will realize certain revenues from the licensed technology and products, and IDT will develop certain products which will be manufactured and sold by both IDT and TI. Lump-sum amounts due at the end of the license term are reduced by an amount of royalty income associated with TI's sales of IDT's products.


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

EMPLOYEES

At March 29, 1998, IDT and its subsidiaries employed 4,979 people worldwide, of whom 1,632 were in Malaysia and 995 were in the Philippines. IDT's success depends in part on its ability to attract and retain qualified personnel, who are generally in great demand. Since its founding, the Company has implemented policies enabling its employees to share in IDT's success such as participation in stock option, stock purchase, profit sharing and special bonus plans for key contributors. IDT has never had a work stoppage. No employees are represented by a collective bargaining agreement, and the Company considers its employee relations to be good.


ITEM 2. PROPERTIES

The Company  presently  occupies nine major  facilities in  California,  Oregon,
Malaysia and the Philippines:
            LOCATION                                     FACILITY USE                              SQUARE FEET
---------------------------------      -------------------------------------------------      ----------------------
Salinas                                Wafer fabrication, SRAM and multiport memory                     98,000
                                       operations

Santa Clara                            Logic operations                                                 62,000

Santa Clara                            Administration and RISC microprocessor                           43,700
                                       operations

Santa Clara                            Administration and other operations                              50,000

Santa Clara                            Administration                                                   48,300

Penang, Malaysia                       Assembly and test operations                                    145,000

San Jose                               Wafer fabrication, process technology                           135,000
                                       development, FIFO and memory subsystems
                                       operations, and research and development

Oregon                                 Wafer fabrication                                               192,000

Canlubang, the Philippines             Assembly and test operations                                    176,000

Through the second quarter of fiscal 1997, the Company leased its Salinas facility from Carl E. Berg, a director of the Company, under a lease expiring in 2005. In fiscal 1996, IDT entered into an agreement with Mr. Berg to acquire the Salinas facility in a transaction structured as a tax free reorganization and completed the transaction in fiscal 1997. IDT leases its Santa Clara facilities under leases expiring in 1999 through 2015, including renewal options. The Oregon facility is subject to a tax ownership operating lease. Additional information about leased properties is provided in Note 8 of Notes to Consolidated Financial Statements. The Company owns its Malaysian, Philippines and San Jose facilities, although the Malaysian facilities are subject to long-term ground leases, the Company has an interest in but does not own the Philippines land, and the San Jose facility is subject to a mortgage. IDT leases offices for its sales force in 18 domestic locations as well as Edinburgh, Helsinki, Hong Kong, London, Milan, Munich, Paris, Seoul, Singapore, Stockholm, Taipei, Tel Aviv and Tokyo. IDT also leases offices for its design centers in Georgia, North Carolina and Texas.


ITEM 3. LEGAL PROCEEDINGS

On July 17, 1997, IDT filed a complaint against Hewlett-Packard Company (HP) in Santa Clara Superior Court, Case Number CV767581, seeking a declaratory judgment regarding the validity of IDT's rights to use and sublicense certain advanced printer technology ("TrueRes") which HP acquired from DP-TEK Development Company, LLC (DP-TEK), a Kansas limited liability company. On March 3, 1998, IDT amended its complaint to join DP-TEK and to seek damages from HP. In a related action, on November 17, 1997, DP-TEK filed a petition for declaratory relief and damages for breach of contract in an amount of approximately $25 million against IDT in Kansas. The case was recently removed to federal court, Case Number 97-1541-FGT. DP-TEK alleges that IDT's license to TrueRes technology is no longer valid, that IDT failed to develop new products with DP-TEK as required by contract, and that DP-TEK sold its technology and assets to HP for approximately $25 million less than it could have had IDT met its obligations. Discovery in both cases is not complete. IDT has filed a cross-claim in that action seeking damages for breach of contract and other misconduct by DP-TEK. The Company does not believe that this litigation will result in a material adverse impact on its financial condition or results of operations.

From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks and other intellectual property rights. The Company is not currently aware of any legal proceedings that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company's financial condition or results of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


No matters were submitted to a vote of the Company's security holders during the last quarter of the fiscal year ended March 29, 1998.


ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company, and their respective ages as of April 26, 1998, are as follows:

Name                                    Age             Position
-----------------------------          -------          ------------------------------------------------------------
D. John Carey                            61             Chairman of the Board
Leonard C. Perham                        55             President & Chief Executive Officer
Raymond J. Farnham                       50             Executive Vice President
Jerry Taylor                             49             Executive Vice President, Manufacturing and Memory Products
Glenn Henry                              55             Senior Vice President, President of Centaur Technology
Brian Boisseree                          40             Vice President, Treasurer
David Cote                               43             Vice President, Marketing
Michael Hunter                           46             Vice President, Worldwide Manufacturing
Alan F. Krock                            37             Vice President and Chief Financial Officer
Daniel L. Lewis                          49             Vice President, Sales
Chuen-Der Lien                           42             Vice President, Chief Technical Officer
Jack Menache                             54             Vice President, General Counsel and Secretary

Mr. Carey was elected to the Board of Directors in 1980 and has been Chairman of the Board since 1982. He served as Chief Executive Officer from 1982 until his resignation in April 1991 and was President from 1982 until 1986. Mr. Carey was a founder of Advanced Micro Devices in 1969 and was an executive officer there until 1978.

Mr. Perham joined IDT in 1983 as Vice President and General Manager, SRAM Division. In 1986, Mr. Perham was appointed President and Chief Operating Officer and a director of the Company. In 1991, Mr. Perham was elected Chief Executive Officer. Prior to joining IDT, Mr. Perham held executive positions at Optical Information Systems Incorporated and Zilog Inc.

Mr. Farnham joined IDT in July 1996 as Executive Vice President. Previously, Mr. Farnham spent 21 years at National Semiconductor and last served as President of the company's communications and computing group through May, 1993. Mr. Farnham also served as President and Chief Executive Officer of OPTi, Inc. from March, 1994 through February 1995 before joining IDT.

Mr. Taylor joined the Company as Vice President, Manufacturing and Memory Products in June 1996, and was elected Executive Vice President, Manufacturing and Memory Products, in January 1998. Prior to joining the Company, Mr. Taylor held engineering positions at Mostek, Fairchild Semiconductor, Benchmarq
Microelectronics, Plano ISD and Lattice Semiconductor. Mr. Taylor was with Benchmarq Microelectronics from 1987 to 1992, with Plano ISD from October 1993 through April 1995 and with Lattice Semiconductor from April 1995 through June 1996.

Mr. Henry joined IDT in March 1995 as President of Centaur Technology, IDT's x86 microprocessor design subsidiary. Mr. Henry was elected Senior Vice President in January 1998. Prior to joining IDT, Mr. Henry was a vice president at Dell Computer Corporation.

Mr. Boisseree joined IDT in February 1996 as Treasurer and was elected Vice President, Treasurer in 1998. Prior to joining IDT, Mr Boisseree served in management positions at Tandem Computer Corporation.

Mr. Cote joined IDT in April 1997 as Vice President, Marketing. Prior to joining IDT, he was Vice President of Marketing with Meridian Data from June 1996 through December 1996 and Zeitnet, Inc. from January 1995 through June 1996. Mr. Cote was also previously with Synoptics, Inc. from April 1991 through December 1994 where he achieved the level of Director of Marketing.

Mr. Hunter was promoted to Vice President, Worldwide Manufacturing in February 1998. Previously he was Vice President, California Silicon Manufacturing, and has been with IDT since January 1996. Prior to coming to IDT, Mr. Hunter was Vice President of Fabrication Operations at Chartered Semiconductor from July 1994 through January 1996 and achieved Executive Vice President level at Fujitsu Persona while with that company from October 1989 through June 1994.

Mr. Krock joined IDT in February 1996 as Corporate Controller and was elected a Vice President in July 1997. In January 1998 he was elected Vice President, Chief Financial Officer. Prior to joining IDT, Mr. Krock was Corporate Controller at Rohm Corporation and held management positions at Price Waterhouse.

Mr. Lewis joined IDT in 1984 as Eastern Area Sales Manager. In June 1991, he was elected Vice President, Sales. Prior to joining IDT, Mr. Lewis held management positions at Avatar Technologies, Inc., Data General and Zilog. Effective May 8, 1998, Mr. Lewis resigned as an executive officer.

Dr. Lien joined IDT in 1987 and was elected Vice President, Technology Development in 1992 and was elected Vice President, Chief Technical Officer in April 1996. Prior to joining the Company, he held engineering positions at Digital Equipment Corporation and AMD.

Mr. Menache joined IDT as Vice President, General Counsel and Secretary in 1989. In 1989 until joining IDT, he was General Counsel of Berg & Berg Developers. From 1986 to 1989, he was Vice President, General Counsel and Secretary of The Wollongong Group Inc.

PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS


                           Price Range of Common Stock

The Common Stock of the Company is traded on the Nasdaq National Market under the symbol IDTI. The following table sets forth the high and low last reported sales prices for the Common Stock as reported by the Nasdaq National Market during the fiscal quarters indicated:


                                          High               Low
           ------------------------------------------------------------
           Fiscal 1998
              First Quarter             $15.00             $ 9.69
              Second Quarter             14.13              10.19
              Third Quarter              13.56               9.13
              Fourth Quarter             16.13               9.19

           Fiscal 1997
              First Quarter              15.50              10.13
              Second Quarter             11.00               7.38
              Third Quarter              14.25               7.75
              Fourth Quarter             14.06               9.38



As of April 26, 1998, there were approximately 1,190 record holders of the Common Stock.

The Company intends to retain any future earnings for use in its business and, accordingly, does not anticipate paying any cash dividends on its Common Stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

The data set forth below are qualified in their entirety by reference to, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial
Statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.
STATEMENTS OF OPERATIONS DATA

                                                                 Fiscal Year Ended
                                            ----------------------------------------------------------
In thousands, except per share amounts      March 29,   March 30,    March 31,    April 2,    April 3,
                                              1998        1997         1996        1995        1994
                                            ----------------------------------------------------------
Revenues                                    $ 587,136   $ 537,213    $ 679,497   $ 422,190   $ 330,462

Asset impairment and other                       --        45,223         --          --          --

Research and development expenses             121,449     151,420      133,317      78,376      64,237

Income (loss) before extraordinary item         8,247     (42,272)     118,249      78,302      40,165

Net income (loss)                               8,247     (42,272)     120,170      78,302      40,165

Basic earnings per share:
  Income (loss) before extraordinary item        0.10       (0.54)        1.54        1.12        0.66

  Net (loss) income                              0.10       (0.54)        1.56        1.12        0.66

Diluted earnings per share:
  Income (loss) before extraordinary item        0.10       (0.54)        1.42        1.05        0.61

  Net income (loss)                              0.10       (0.54)        1.44        1.05        0.61

Shares used in computing net income
  (loss) per share:

 Basic                                         80,359      78,454       77,026      69,684      60,832

 Diluted                                       84,022      78,454       87,753      74,765      66,232


BALANCE SHEET AND OTHER DATA


                                       ------------------------------------------------------------------------
In thousands, except employee data     March 29,      March 30,        March 31,       April 2,        April 3,
                                         1998           1997             1996           1995            1994
                                       ------------------------------------------------------------------------
Total assets                           $968,955        $903,584        $939,434        $561,975        $349,571

Long-term obligations,
  excluding current portion              56,640          52,622          36,682          36,595          37,462

Convertible subordinated notes,
   net of issuance costs                183,756         183,157         182,558            --              --

Stockholders' equity                    546,391         524,238         549,727         414,531         224,367


Number of employees                       4,979           4,236           3,828           2,965           2,615


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The  following  table sets forth certain  amounts,  as a percentage of revenues, from the Company's  consolidated  statements of operations  for the three fiscal years ended March 29, 1998, March 30, 1997 and March 31, 1996.
                                                                   Fiscal Year Ended
                                                               -------------------------
                                                             March 29, March 30, March 31,
                                                               1998      1997      1996
                                                               -----     -----     -----
   Revenues                                                    100.0%    100.0%    100.0%
   Cost of revenues                                             62.0      60.6      43.2
   Asset impairment and other                                   --         8.4      --
                                                               -----     -----     -----

   Gross profit                                                 38.0      31.0      56.8
   Operating expenses:
      Research and development                                  20.7      28.2      19.6
      Selling, general and administrative                       15.1      15.0      13.1
                                                               -----     -----     -----

   Total operating expenses                                     35.8      43.2      32.7
                                                               -----     -----     -----
   Operating income (loss)                                       2.2     (12.2)     24.1
   Interest expense                                             (2.4)     (2.2)     (1.4)
   Interest income and other, net                                2.2       2.9       2.9
                                                               -----     -----     -----
   Income (loss) before income taxes                             2.0     (11.5)     25.6
   Provision (benefit) for income taxes                          0.6      (3.7)      8.2

   Income (loss) before extraordinary item                       1.4      (7.8)     17.4
                                                               -----     -----     -----
   Extraordinary item:
      Gain from early extinguishment of debt, net of taxes      --        --         0.3
                                                               -----     -----     -----

   Net income (loss)                                             1.4%     (7.8)%    17.7%
                                                               =====     =====     =====

In the information that follows, all references are to the Company's fiscal years ended March 29, 1998, March 30, 1997 and March 31, 1996, unless otherwise indicated. These fiscal year financial results may not be indicative of the financial results of future periods. All non-historical information contained in the following discussion constitutes forward looking statements within the meaning of Section 27a of the Securities Act of 1933, as amended, and Section 21e of the Securities Exchange Act of 1934, as amended. These statements are not guarantees of future performance and involve a number of risks and uncertainties, including but not limited to operating results, new product introductions and sales, including the IDT WinChip(TM) microprocessor, competitive conditions, capital expenditures and capital resources, manufacturing capacity utilization, customer demand, customer inventory levels and protection of intellectual property in the semiconductor industry. Factors that could cause actual results to differ materially are included in, but are not limited to, those identified in "Factors Affecting Future Results." The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof.


OVERVIEW

Fiscal 1998 can be characterized as a year of continuing transition for IDT. During fiscal 1998, revenue increased 9.3% to $587.1 million, compared to $537.2 million during the immediately prior fiscal year. Revenue increased across all IDT product lines, reflecting greater total unit shipments at a lower overall average selling price per unit. IDT recorded net income of $8.2 million in fiscal 1998, compared to a net loss of $42.3 million in the prior fiscal year. Improved profitability in fiscal 1998 reflects: higher revenue; the absence of a charge for asset impairment (recorded in fiscal 1997); and IDT's relatively fixed base of manufacturing expenses, which are allocated between cost of revenues and process research and development expenditures based upon activities performed.

In fiscal 1998, the Company continued product and market diversification programs begun several years ago, while transitioning away from dependence upon the commodity semiconductor memory markets it historically served. IDT is focused on producing value-added products such as its communications products, x86 and embedded RISC microprocessors, high-speed static random access memories (SRAMs) and modules, and high-performance logic products. In both fiscal 1998 and 1997, during the period of transition, IDT's financial results were adversely impacted by several factors. These included industry-wide excess commodity semiconductor memory capacity, resultant inability to fully utilize capacity at the Company's wafer fabrication plants and low selling prices for industry-standard semiconductor products. Also in these years, in connection with product enhancements and transitions, included as operating expenses are significant research and development (R&D) and other expenditures related to: developing new process technologies; introducing enhanced products in existing markets; funding new product development; and start-up costs incurred in markets traditionally not served by the Company, especially x86 microprocessors for PC applications.

During fiscal 1998, sales of IDT WinChip x86 microprocessors did not represent a major portion of IDT's total revenue. The size of the x86 marketplace represents a significant opportunity to IDT, and the Company plans to grow its WinChip business. The Company also believes that costs associated with this product family will continue to increase in future quarters as the Company continues to execute its product introduction strategy. Because the Company is in the early stages of developing its x86 microprocessor business, it does not have significant experience in manufacturing, marketing and selling large quantities of these products. Risks associated with IDT's WinChip initiative and other aspects of the Company's business are included in the discussion which follows.

On June 2, 1998, the Company announced that it expects that as a result of product transitions, general economic conditions in the semiconductor industry, and other conditions described in this section, that revenues for the first quarter (June) of fiscal 1999 will decline approximately ten percent compared with the same period in fiscal 1998. This revenue shortfall would result in a first-quarter pre-tax loss from operations of approximately $15 million. In addition, first quarter results are expected to include a non-recurring charge relating primarily to excess SRAM manufacturing capacity, certain technology matters, as well as other miscellaneous items. Based upon current information, the Company estimates the amount of the pre-tax charge will approximate $25 to $45 million, greater than half of which is expected to be non-cash. The Company believes that some improvement in operating financial performance may occur in the second quarter. However, because of current limited order visibility, and the seasonal weakness which typically characterizes the September quarter, the outlook for the second quarter remains uncertain.

RESULTS OF OPERATIONS

REVENUES. As noted above, total fiscal 1998 revenues increased 9.3% to $587.1 million from $537.2 million in fiscal 1997. The Company began its production ramp of WinChip x86 microprocessors, recording sales of approximately $7 million, primarily during the last quarter of fiscal 1998. Fiscal 1996 revenues were $679.5 million, reflecting higher selling prices of commodity SRAM components in that period, primarily because of strong demand for secondary cache in the PC market. Subsequently, throughout fiscal 1998 and fiscal 1997, commodity SRAM prices fell 80% or more below the highest prices realized for comparable products in fiscal 1996. In fiscal 1998, total units shipped increased 47.9% over fiscal 1997 quantities, which were up 15.7% when compared to fiscal 1996. During these periods, the average selling price per unit realized by IDT declined significantly, again primarily due to lower commodity semiconductor memory prices.

Looking forward, the Company believes that the proportion of its total sales which are represented by new products, including the WinChip x86 microprocessor, will increase. The WinChip microprocessor is IDT's first product of a planned x86 microprocessor product family. The products shipped are compatible with similar products manufactured and sold by Intel Corp. ("Intel"), Advanced Micro Devices, Inc. ("AMD") and National Semiconductor Corp. ("National Semiconductor") (which recently acquired Cyrix Corp.). Other new or enhanced products announced in fiscal 1998 include: Zero Bus Turnaround(TM) (ZBT(TM)) memory, an advanced SRAM architecture that significantly improves performance of communications applications requiring frequent switches between reads and writes; SWITCHStAR(TM) products, which provide a memory and controller based network switching solution, and other communications memory products; RISC embedded control products; and logic products. The Company is taking steps to increase the available supply of its WinChip and other new products;

however, there are risks, described below, that the Company will not be successful in its efforts to do so, or that market demand or prices will change.

In the future, the Company believes that the proportion of its total sales represented by commodity SRAM memory products will decrease. With respect to commodity SRAM supply, demand and prices, IDT is uncertain as to whether these market factors for commodity products will change, primarily because the Company cannot anticipate how its competitors will react to current low market prices for SRAM components, or economic issues currently impacting the Asian semiconductor market.

Information on risks associated with the expansion of IDT's product families and market prices of semiconductor products is included below in "Factors Affecting Future Results," including "Risks Associated with Expansion of Product Families
- x86 Microprocessors."

GROSS PROFIT. Gross profit in fiscal 1998 increased $56.5 million over fiscal 1997 to $222.8 million. Gross profit in fiscal 1996 was $385.8 million. As a percentage of revenue (gross margin), gross margin improved to 38% in fiscal 1998, compared to 31% in fiscal 1997. Gross margin in fiscal 1996 was 57%. In fiscal 1997, the Company recorded asset impairment charges of $45.2 million which were specifically identified in the Company's Statements of Operations as reducing gross profit. Additionally, the Company recorded $9.7 million in charges which relate to the write-off of certain technology investments and other miscellaneous items, which have been classified in the Company's Consolidated Statements of Operations in accordance with the nature of the charge, including cost of revenues. The $45.2 million charge related principally to recording reserves against the carrying value of manufacturing assets, including the Company's oldest wafer fabrication plant in Salinas, California, and other items. Excluding the $45.2 million charge for asset impairment and other reserves in fiscal 1997, gross profit in fiscal 1997 was 39.4%.

The increase in gross profit in fiscal 1998 compared to fiscal 1997 was primarily attributable to the absence of the charge for asset impairment described above recorded in fiscal 1997. Higher gross profit and gross margin in fiscal 1996 reflects the benefit associated with higher SRAM prices in that period, which were up to 80% higher than prices realized for comparable products in fiscal 1998 and 1997.

Costs associated with the eight-inch wafer fabrication facility in Hillsboro, Oregon adversely impacted gross margins for both fiscal 1998 and 1997, as these costs were not fully absorbed by additional revenues. In fiscal 1999, in an effort to achieve more efficient and effective capacity utilization and increase IDT's available supply of WinChip microprocessors, the volumes of production and the level of expense associated with the Oregon fabrication facility is expected to increase. The anticipated increase in expense is mostly associated with the installation of new equipment. In fiscal 1998, and in future years, the percentage of these costs recorded as cost of revenues, versus process engineering research and development, has and may continue to change based upon production volumes and activities performed. Additionally, in fiscal 1998, IDT contracted with International Business Machines Corp. ("IBM") for x86 microprocessor wafer manufacturing services using IBM's CMOS process technology. IDT intends, during fiscal 1999, to begin to utilize IBM's manufacturing services to increase the available volume of WinChip microprocessors.

IDT's Oregon facility provides the Company with significant additional available production capacity, but, to date, as a result of current market conditions for commodity semiconductor memory products, the Company's production volumes at its wafer fabrication facilities have not increased sufficiently to take full advantage of the additional capacity. The WinChip microprocessor product family provides IDT with the opportunity to improve utilization of its fabrication facilities; however, additional spending for capital equipment and set up time is required to process substantial volumes of these products. Historically, SRAM products have been produced at the Oregon facility and the Company is unable to predict whether demand for industry standard SRAM products or IDT's share of the available market will improve. Should IDT's production volumes, especially at its fabrication facilities, remain constant or decline and should the Company be unable to otherwise decrease costs-per-unit sold, the Company's gross profit could continue to be adversely impacted. Further, if prices on industry-standard SRAM products do not improve or the Company is not able to manufacture and sell other products at comparable or better margins, and if a greater percentage of the Oregon facility's operating costs are allocated to cost of goods sold based on activities performed, then gross margin may not improve, or may decrease.

RESEARCH AND DEVELOPMENT. R&D expenses decreased in absolute spending and as a percentage of revenues for fiscal 1998 when compared to fiscal 1997. R&D expenses for fiscal 1998 were $121.4 million, a decrease of $30.0 million compared to fiscal 1997. As a percentage of revenues, R&D expenses were 20.7% in fiscal 1998, a decrease of 7.5 percentage points compared to fiscal 1997. For fiscal 1996, R&D expense was $133.3 million, or 19.6% of revenues.

The Company's policy is not to capitalize pre-operating costs associated with new manufacturing facilities, and in fiscal 1997 and 1996, significant facility start-up and staffing expenses were incurred at the new eight-inch wafer fabrication facility in Oregon. The increase in R&D expense in fiscal 1997 and 1996 is principally attributable to process engineering research costs of approximately $32.7 million and $18.5 million, respectively, incurred at the Oregon wafer fabrication plant. In fiscal 1998, a greater proportion of manufacturing facility costs, including those related to the Oregon fabrication plant, were classified as cost of goods sold, rather than process engineering R&D, based on the nature of activities performed. Further, in fiscal 1998, the level of spending on process R&D at the Oregon facility was generally consistent with the level of R&D spending at IDT's other fabrication facilities. In fiscal 1996, substantially all Oregon plant expenses were charged to R&D expense.

IDT believes that high levels of R&D investment are required to support its strategy of providing products to its customers that are not readily available from its competitors. However, there can be no assurance that additional research and development investment will result in new product offerings, that any new offerings can be manufactured at gross margins comparable to or greater than the Company's current products, or that any new offerings will achieve market acceptance.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative (SG&A) expenses increased 9.5% or $7.7 million in fiscal 1998 to $88.5 million, compared to fiscal 1997. In fiscal 1997, SG&A decreased 9% to $80.8 million from $88.8 million in fiscal 1996. However, as a percentage of revenue, SG&A was essentially unchanged in fiscal 1998 from fiscal 1997. SG&A expenses as a percentage of revenues were 13.1% in fiscal 1996. The fiscal 1998 increase and 1997 decrease in absolute dollars were primarily attributable to variable selling expenses associated with the year-over-year revenue changes, and changes in employee profit sharing and management bonuses which vary in relation to profitability. In addition, SG&A expenses in fiscal 1998 include initial marketing costs associated with the WinChip microprocessor, and SG&A expenses for both fiscal 1998 and 1997 include expenses associated with initiatives to implement enterprise-wide management information systems. Relative to fiscal 1996, SG&A expenses in fiscal 1998 and 1997 increased as a percentage of sales due primarily to lower levels of revenues earned in fiscal 1998 and 1997 when compared to revenues earned in fiscal 1996. In fiscal year 1999, IDT anticipates that it will increase sales and marketing related costs for the WinChip microprocessor to develop the target marketplace that it seeks to serve. Also in fiscal 1999, IDT plans to continue its installation of enterprise-wide management information systems. Therefore, the Company anticipates that SG&A expenses measured in absolute dollars will increase.

INTEREST EXPENSE. Interest expense was $14.1 million in fiscal 1998 compared with $12.0 million in fiscal 1997 and $9.3 million in fiscal 1996. Interest expense is primarily associated with the 5.5% Convertible Subordinated Notes, due in 2002 (the "Notes") and $21.0 million of secured equipment financing agreements completed September 1996. The increase in interest expense for fiscal 1998 over fiscal 1997 is primarily attributable to the cessation of capitalizing interest in the second quarter of fiscal 1997 in connection with the construction of the fabrication plant in Oregon. Additionally, interest expense for fiscal 1998 includes a full year of interest related to secured equipment financing agreements, which were not completed until the end of the second quarter of fiscal 1997.

INTEREST INCOME AND OTHER, NET. Interest income and other, net, decreased $3.1 million to $12.7 million in fiscal 1998. In fiscal 1997, interest income and other amounted to $15.8 million compared to $19.4 million for fiscal 1996. Also included in interest income and other, net, is the Company's share of net earnings or losses of unconsolidated affiliates. In fiscal 1998, IDT's share of net losses realized on affiliate investments increased by $4.4 million over fiscal 1997, reducing the overall net balance. In fiscal 1997, interest income decreased primarily as a result of the Company liquidating short-term investments to pay for significant capital expenditures in fiscal 1997. Also included in interest income and other for fiscal 1997 is a loss in the amount of $2.0 million related to the write-off of an equity investment. Management anticipates that average short-term investment balances will decline in fiscal 1999, associated with payments for significant capital expenditures causing the interest income component of interest income and other, net to decrease in absolute dollars when compared to fiscal 1998.

TAXES. The effective tax rates for fiscal 1998, 1997 and 1996 of 28%, (32%) and 32%, respectively, differed from the U.S. statutory rate of 35% primarily due to earnings from foreign subsidiaries, considered permanently invested, being taxed at lower average rates than the U.S. statutory rate; changes in valuation allowances for deferred tax assets; and the utilization of certain tax credits. Historically, income taxes in state jurisdictions have not been significant due to available tax credits. The Company has consumed substantially all of the tax benefits associated with its Malaysian subsidiary; however, IDT is currently enjoying tax benefits in the Philippines associated with incentives for establishing a manufacturing subsidiary there. See Note 12 of Notes to Consolidated Financial Statements.

STOCK-BASED COMPENSATION PLANS. The Company accounts for its stock option plans and its employee stock purchase plan in accordance with provisions of the Accounting Principles Board's Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." In 1995, the Financial Accounting Standards Board released the Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock Based Compensation." SFAS No. 123 provides an alternative to APB 25 and was effective for IDT's 1997 fiscal year. As permitted by SFAS No. 123, the Company continues to account for its stock plans in accordance with APB
25. See Note 10 of Notes to Consolidated Financial Statements.


LIQUIDITY AND CAPITAL RESOURCES

At March 29, 1998, the Company's principal sources of liquidity were cash, cash equivalents and short-term investments which aggregated approximately $220.6 million, as compared to $190.9 million at March 30, 1997. The Company generated $195.6 million of cash from operations in fiscal 1998, up from $41.8 million during fiscal 1997. Cash provided by operating activities primarily reflected net income adjusted for the add back of depreciation and amortization, non-cash charges for asset impairment and other and changes to working capital. Increased depreciation and amortization charges in fiscal 1998 were associated with new facilities, improvements to existing facilities and new equipment. Significant changes in operating assets and liabilities resulted from the timing of collection of accounts receivable, timing of payments for accounts payable, accrued payroll and bonus, and receipt of cash for income tax refunds receivable.

During fiscal 1998, the Company's net cash used in investing activities was $211.3 million with $164.2 million used for capital equipment and property and plant improvements. Cash used for the purchase of short-term investments, net of sales of short-term investments, was $38.2 million. In addition, at March 29, 1998, the Company had $57.1 million of restricted securities pledged as collateral under a Tax Ownership Operating Lease entered into in January 1995 related to the construction of the eight-inch wafer fabrication facility in Oregon.

The Company's total fiscal 1998 capital expenditures were approximately $164.2 million. Fiscal 1998 capital additions were principally in connection with continued installation of equipment in the Oregon fabrication facility plus continued capital expenditures for manufacturing equipment at the Philippines assembly and test plant and other capacity improvements.

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

The Company's foreign subsidiaries have lines of credit for working capital financing aggregating approximately $3.5 million with various banks in the respective countries in which they operate. At March 29, 1998, bank guarantees in the amount of $324,000 were outstanding.

In fiscal 1996, the Company completed the sale of $201.3 million of the 5.5% Convertible Subordinated Notes, netting $196.7 million in proceeds. The Notes are convertible into shares of common stock at $28.625 per share.

During fiscal 1996, the Company completed the repurchase of approximately $15.0 million of the Notes at a price of approximately $790 per bond. The Company does not anticipate making additional repurchases of debt in fiscal 1999.

In view of current and anticipated capacity requirements, IDT anticipates capital expenditures of approximately $150 million in fiscal 1999, principally in connection with continued installation of equipment in the Oregon facility, the Philippines plant and other capacity improvements. The Company intends to finance such capital expenditure through a combination of use of its existing cash, investments and borrowings under various lease and equipment financing arrangements.

The Company's ability to invest to satisfy its capacity requirements is in part dependent on the Company's ability to generate cash from operations. Cash flow from operations depends significantly on the average selling prices of the Company's products, variable cost per unit and other industry conditions which the Company cannot predict. Future declines in selling prices for industry-standard SRAM products or other products manufactured by the Company, which cannot be otherwise offset, will adversely impact the Company's ability to generate funds from operations. If the Company is not able to generate sufficient funds from operations or other sources to fund its capacity and R&D requirements, the Company's results from operations, cash flows and financial condition will be adversely impacted.

The Company believes that existing cash and cash equivalents, cash flow from operations and credit facilities available to the Company will be sufficient to meet its working capital, mandatory debt repayment and anticipated capital expenditure requirements for the next 12 months. While the Company is reviewing all operations with respect to cost savings opportunities, there can be no assurance that the Company will not be required to seek other financing sooner or that such financing, if required, will be available on terms satisfactory to the Company. If the Company is required to seek other financing sooner, the unavailability of financing on terms satisfactory to IDT could have a material adverse effect on the Company.


FACTORS AFFECTING FUTURE RESULTS

The Company's results of operations and financial condition are subject to the following risk factors:

FLUCTUATIONS IN OPERATING RESULTS. IDT's operating results have been, and in the future may be, subject to fluctuations due to a wide variety of factors including the timing of or delays in new product and process technology announcements and introductions by the Company or its competitors; competitive pricing pressures, particularly in the SRAM commodity semiconductor memory market; fluctuations in manufacturing yields; changes in the mix of product sold; availability and costs of raw materials; the cyclical nature of the semiconductor industry; industry-wide wafer processing capacity; economic conditions in various geographic areas; and costs associated with other events, such as underutilization or expansion of production capacity, intellectual property disputes, or other litigation. Additionally, many of the preceding factors also impact the recoverability of the cost of manufacturing and other assets, and as business conditions change, future writedowns or abandonment of these assets may occur. Further, there can be no assurance that the Company will be able to compete successfully in the future against existing or potential competitors or that the Company's operating results will not be adversely affected by increased competition.

CYCLICALITY OF THE SEMICONDUCTOR INDUSTRY. The semiconductor industry is highly cyclical. Early in fiscal 1996, markets for some of the Company's SRAMs were characterized by excess demand relative to supply and the resulting favorable pricing. During the later part of fiscal 1996, however, a number of companies, principally foreign, shifted manufacturing capacity to commodity SRAMs, causing rapid adjustments to supply and consequently impacting market prices. The resulting significant downward trend in prices in an extremely short period negatively affected SRAM gross margins, and adversely affected the Company's operating results which historically have been dependent on SRAM revenues. In fiscal 1998, SRAM average selling prices and ASPs of other product lines continued to decline compared to fiscal 1997, although not as dramatically as the pace at which they declined between fiscal 1997 and fiscal 1996. Market conditions characterized by excess supply of SRAMs relative to demand and resultant pricing declines have occurred in the past and may occur in the future. Although some competitors have recently made adjustments to the rate at which they will implement capacity expansion programs, the Company is unable to accurately estimate the amount of worldwide production capacity dedicated to industry-standard commodity SRAM products which it produces. A material increase in industry-wide production capacity, shift in industry capacity toward products competitive with the Company's products, reduced demand, or other factors could result in material declines in product pricing and could especially adversely affect that portion of the Company's operating results derived from the sale of industry-standard products. The Company seeks to manage costs, but there can be no assurance that these efforts will be sufficient to sustain profitability.

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

In order to achieve more full and effective use of the facilities, the Company continues to install new equipment at all of its fabrication and assembly and test facilities. Additional planned production capacity and yield improvements by the Company's competitors could dramatically increase the worldwide supply of products which compete with the Company's products and could, if customer demand does not absorb increased product quantities, create further downward pressure on pricing.

RISKS ASSOCIATED WITH EXPANSION OF PRODUCT FAMILIES - X86 MICROPROCESSORS. The Company commenced shipments of the WinChip microprocessor, IDT's first member of its x86 microprocessor product family in the third quarter of fiscal 1998. This product represents the Company's first offering to the PC microprocessor market, which is characterized as a large market dominated by Intel, with a very limited number of other competitors. IDT's success in competing in this market, and therefore the financial results associated with selling products to this market, are subject, but not limited to, the following significant risks and uncertainties:

Competition. Intel holds a dominant position in the market for PC microprocessors. Intel has held its dominant position over all other x86 microprocessor competitors for a substantial period of time, and has significantly greater financial, technical, manufacturing and marketing strength than IDT does. Currently, Intel's dominant market position allows it to set and control x86 microprocessor standards and, therefore, dictate many aspects of the products that PC manufacturers require in this market.

In addition, IDT's initial x86 microprocessor product is targeted at the low cost desktop and mobile product categories of the microprocessor market. Intel also offers products which are purchased by PC manufacturers in these market categories. Intel's financial strength and market dominance have enabled it to reduce prices on its microprocessor products within a short period of time following their introduction, which reduces the margins and profitability of its competitors. Further, Intel's marketing resources are far greater than IDT's. Therefore, Intel's pricing and marketing strategies in the categories of the microprocessor market targeted by IDT significantly impact IDT's efforts to serve this market and, therefore, IDT's results of operations.

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

In addition to Intel, AMD and National Semiconductor's Cyrix subsidiary also currently offer commercial quantities of x86 microprocessors for sale. From time to time, intellectual property rights disputes have arisen between companies competing in the x86 microprocessor markets (See Intellectual Property Risks discussion below).

Manufacturing. The pace at which IDT is able to enter its target market category for x86 microprocessors depends, in part, on how quickly it is able to ramp production of its microprocessor products in its wafer fabrication and assembly and test facilities. Before fiscal 1998, the Company had not previously manufactured x86 microprocessors and has processed only limited quantities of x86 microprocessors to date. Therefore, as production volumes of x86 microprocessors increase, the Company may encounter unexpected production problems or delays as a result of, among other things, changes required to process technologies, product design limitations, installation of equipment, and development of programs and methodologies which test overall product quality. If IDT is unable to ramp production of its x86 microprocessor successfully, the Company's operating results would be adversely affected.

As described above, in fiscal 1998, IDT contracted with IBM for x86 microprocessor wafer manufacturing services using IBM's CMOS process technology. IDT intends, during its fiscal 1999, to begin to utilize IBM's manufacturing services to increase the available volume of WinChip microprocessors. The terms and conditions of the IBM manufacturing services agreement require IDT to forecast in advance production quantities that it will purchase and, once production quantities are ordered, the contract limits IDT's ability to change desired quantities of IBM manufactured products. Products purchased under the IBM manufacturing services agreement must meet certain agreed to acceptance criteria. However, these acceptance criteria do not include the number of usable WinChip processors per wafer nor the speed at which they will operate. Should IDT not accurately forecast the demand for IBM manufactured WinChip products, or should the number of good WinChip processors per IBM manufactured wafer and the speed at which they operate not meet or exceed these and other characteristics of IDT manufactured products, IDT's results of operations will be adversely impacted.

Compatibility With Software and Performance Certifications. For its current product offering, IDT has obtained certifications from Microsoft Corp. and other appropriate certifications from recognized testing organizations. Failure to obtain and maintain such certifications for future microprocessor products could substantially impair the Company's ability to market and sell its future x86 products.

PC Market. Because IDT's target market for its x86 microprocessor product is initially limited to certain segments of the PC industry, the growth and acceptance of the product is closely tied to trends in and growth of the PC industry. The Company believes that PC manufacturers will continue their trend towards accepting and using microprocessor products manufactured by companies other than Intel and that generally the market for PCs and related components will continue to grow. However, should these industry trends and growth patterns not occur or IDT not be able to produce products which meet customers needs, for whatever reason, IDT's ability to sell x86 microprocessor products would be impaired.

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

Future Products. IDT's ability to bring future x86 products to market depends on several primary factors including the following three:

First, it must be able to finance such future development. Second, to compete with Intel and other competitors in the market for future generation x86 microprocessors, IDT must be able to design and develop the microprocessors themselves, and must ensure they can be used in PC platforms, including motherboards, designed to support future Intel or other microprocessors. Third, a failure, for whatever reason, of the designers and producers of motherboards, chip sets and other system components to support IDT's x86 microprocessor offerings, including Socket 7 compatibility, would limit IDT's ability to sell products to the PC market.

RISKS ASSOCIATED WITH PLANNED EXPANSION; MANUFACTURING RISKS. Historically, the Company has utilized subcontractors for the majority of its incremental assembly requirements, typically at higher costs than its own Malaysian and Philippines assembly and test operations. The Company expects to continue utilizing subcontractors extensively to supplement its own production volume capacity. Due to production lead times, any failure by the Company to adequately forecast the mix of product demand could adversely affect the Company's sales and operating results. The Company is increasing the production capacity of its Oregon facility to manufacture IDT WinChip products. This capacity expansion program in Oregon faces a number of substantial risks including, but not limited to, equipment delays or shortages, power interruptions or failures, and manufacturing start-up or process problems. From time to time, the Company has experienced production difficulties that have caused delivery delays and quality problems. There can be no assurance that the Company will not experience manufacturing problems and product delivery delays in the future as a result of, among other things, changes to its process technologies, and ramping production and installing new equipment at its facilities, including the facility in Oregon. Further, the Company's older wafer fabrication facilities are located relatively near each other in Northern California. If the Company were unable to use these facilities, as a result of a natural disaster or otherwise, the Company's operations would be materially adversely affected until the Company was able to obtain other production capability. In fiscal 1997, in response to reduced protection offered at economically justifiable rates by the Company's insurance carrier, the Company eliminated earthquake insurance coverage on all facilities.

The Company's capacity additions have resulted in a significant increase in fixed and variable operating expenses which may not be fully offset by additional revenues for some time. Historically, the Company has expensed the operating expenses associated with bringing a new fabrication facility to commercial production status as R&D in the period such expenses were incurred. However, as commercial production at a new fabrication facility commences, the operating costs are classified as cost of revenues, and the Company begins to recognize depreciation expense relating to the facility. Accordingly, as the Oregon fabrication facility now contributes to revenues, the Company recognizes substantial operating expenses associated with the facility as cost of revenues, which has reduced gross margins. As commercial production continues in fiscal 1999, the Company anticipates incurring substantial additional operating costs and depreciation expenses relating to this facility. Accordingly, if revenue levels do not increase sufficiently to offset these additional expense levels, or if the Company is unable to achieve gross margins from products produced at the Oregon facility that are comparable to the Company's current products, the Company's future results of operations could be adversely impacted.

DEPENDENCE ON NEW PRODUCTS. New products and process technology costs associated with the Oregon wafer fabrication facility will continue to require significant R&D expenditures. However, there can be no assurance that the Company will be able to develop and introduce new products in a timely manner, that new products will gain market acceptance or that new process technologies can be successfully implemented. If the Company is unable to develop new products in a timely manner, and to sell them at gross margins comparable to the Company's current products, the future results of operations could be adversely impacted.

DEPENDENCE ON LIMITED SUPPLIERS. The Company's manufacturing operations depend upon obtaining adequate raw materials on a timely basis. The number of vendors of certain raw materials, such as silicon wafers, ultra-pure metals and certain chemicals and gases, is very limited. In addition, certain packages used by the Company require long lead times and are available from only a few suppliers. From time to time, vendors have extended lead times or limited supply to the Company due to capacity constraints. The Company's results of operations would be adversely affected if it were unable to obtain adequate supplies of raw materials in a timely manner or if there were significant increases in the costs of raw materials.

IDT has been significantly dependent on the design capabilities of Quantum Effect Design, Inc. ("QED"), an equity affiliate, for the design and development of derivatives of 64-bit MIPS(R) RISC-based microprocessors. Currently there are no development contracts in effect between QED and IDT, and the Company is now designing and developing derivatives of MIPS RISC-based microprocessors in-house. As with all new products, there is significant risk that the Company will not do so successfully. See "Business -- Products and Markets" and "-- Research and Development."

CAPITAL NEEDS. The semiconductor industry is extremely capital intensive. To remain competitive, the Company must continue to invest in advanced manufacturing and test equipment. In fiscal 1999, the Company expects to expend approximately $150 million in capital expenditures, and anticipates significant continuing capital expenditures, especially in connection with the introduction of products for the WinChip microprocessor family, in the next several years. There can be no assurance that the Company will not be required to seek financing to satisfy its cash and capital needs or that such financing will be available on terms satisfactory to the Company. If such financing is required and if such financing is not available on terms satisfactory to the Company, its operations could be materially adversely affected.

INTELLECTUAL PROPERTY RISKS. The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights, which have resulted in significant and often protracted and expensive litigation. In recent years, there has been a growing trend by companies to resort to litigation to protect their semiconductor technology from unauthorized use by others. The Company in the past has been involved in patent litigation, which adversely affected its operating results. Although the Company has obtained patent licenses from certain semiconductor manufacturers, the Company does not have licenses from a number of semiconductor manufacturers who have a broad portfolio of patents. The Company has been notified that it may be infringing on patents issued to certain semiconductor manufacturers and other parties and is currently involved in several license negotiations. There can be no assurance that additional claims alleging infringement of intellectual property rights will not be asserted in the future. The intellectual property claims that have been made or that may be asserted against the Company could require that the Company discontinue the use of certain processes or cease the manufacture, use and sale of infringing products, to incur significant litigation costs and damages and to develop non-infringing technology. There can be no assurance that the Company would be able to obtain such licenses on acceptable terms or to develop non-infringing technology. Further, the failure to renew or renegotiate existing licenses, or significant increases in amounts payable under the current or future contracts, or the inability to obtain a license, could have a material adverse effect on the Company.

RISKS OF INTERNATIONAL OPERATIONS. A substantial percentage of the Company's revenues are derived from non-U.S. sales. In addition, the Company's offshore assembly and test operations incur payroll, facilities and other expenses in local currencies. Accordingly, movements in foreign currency exchange rates, such as those seen recently in the Far East, can impact both pricing and demand for the Company's products as well as its cost of goods sold. The Company's offshore operations and export sales are also subject to risks associated with foreign operations, including political instability, currency controls and fluctuations, changes in local economic conditions and import and export controls, as well as changes in tax laws, tariffs and freight rates. Contract pricing for raw materials used in the fabrication and assembly processes, as well as for subcontract assembly services, can be impacted by currency exchange rate fluctuations.

ENVIRONMENTAL RISKS. The Company is subject to a variety of regulations related to hazardous materials used in its manufacturing process. Any failure by the Company to control the use of, or to restrict adequately the discharge of, hazardous materials under present or future regulations could subject it to substantial liability or could cause its manufacturing operations to be suspended.

VOLATILITY OF COMMON STOCK AND NOTES PRICES. The Company's Common Stock and Notes have experienced substantial price volatility and such volatility may occur in the future, particularly as a result of quarter-to-quarter variations in the actual or anticipated financial results of the Company, the companies in the semiconductor industry or in the markets served by the Company, or announcements by the Company or its competitors regarding new product introductions. In addition, the stock market has experienced extreme price and volume fluctuations that have affected the market price of many technology companies' stock in particular. These factors may adversely affect the price of the Common Stock and the Notes.

IMPACT OF YEAR 2000 ON THE COMPANY'S OPERATIONS. The Company utilizes numerous software programs throughout its operations which include dates and make date-sensitive calculations based on two-digit fields which are assumed to begin with the year 1900. Software programs written based on this assumption are vulnerable, as the year 2000 approaches, to miscalculations and other operational errors which may be significant to their overall effectiveness. In addition, the Company relies upon products and information from critical suppliers, large customers and other outside parties, in the normal course of business, whose software programs are also subject to the same problem. Should miscalculations or other operational errors occur as a result of the Year 2000 issue, the Company or the parties on which it depends may be unable to produce reliable information or process routine transactions. Furthermore, in the worse case, the Company or the parties on which it depends may, for an extended period of time, be incapable of conducting critical business activities, which include but are not limited to, manufacturing and shipping products, invoicing customers and paying vendors.

The Company is assessing the extent to which Year 2000 issues may be incorporated into certain products which it sells to its customers. The Company has also initiated communications with its critical suppliers, large customers and other outside parties in an effort to identify and mitigate Year 2000 matters originating from dependent third parties which may adversely affect the Company.

Based on the Company's continuing assessment, IDT needs to replace or materially modify many of its software applications, including those critical to the Company's normal operations, in order to both avoid significant Year 2000 issues and meet the Company's business requirements. The Company will continue to execute its existing plans to upgrade or replace software. While Year 2000 compliance is an important software feature which the Company considers when purchasing software, the system upgrades and replacements purchased by the Company also contain important functional improvements which are necessary for IDT to be competitive as a multinational semiconductor manufacturing company. By the year 2000, over a five-year period, the Company will have replaced substantially all of its enterprise wide systems. The Company has not allocated a portion of the total project cost to the Year 2000 issue. IDT does not believe the incremental project cost associated with Year 2000 compliance to be material, as this feature is included with software purchased by the Company to satisfy its business needs.

During the process of replacing, upgrading and reprogramming internal software programs, the Company has formed, and continues to form, internal and external teams who are devoted to upgrading, replacing or modifying IDT's existing programs, including those which are not Year 2000 compliant. These teams also test the results of their work to ensure effectiveness. There can be no assurance, that all critical Year 2000 problems have or will be identified or that the Company will be able to procure all of the resources necessary to replace all critical Year 2000-deficient software applications on a timely basis. There can also be no assurance that the critical Year 2000-deficient software programs of the parties on which the Company depends will be converted on a timely basis or not converted to systems which are incompatible with the Company's systems.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL INFORMATION


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES COVERED BY REPORT OF INDEPENDENT ACCOUNTANTS


         Consolidated Financial Statements included in Item 8:

         Report of Independent Accountants

         Consolidated Balance Sheets at March 29, 1998 and March 30, 1997

         Consolidated Statements of Operations for each of the three fiscal years in the period ended March 29, 1998

         Consolidated Statements of Cash Flows for each of the three fiscal years in the period ended March 29, 1998

         Consolidated Statements of Stockholders' Equity for each of the three fiscal years in the period ended March 29, 1998

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

--------------------------------------------------------------------------------


REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Integrated Device Technology, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Integrated Device Technology, Inc. and its subsidiaries at March 29, 1998 and March 30, 1997, and the results of their operations and their cash flows for each of the three years in the period ended March 29, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE LLP
San Jose, California
April 17, 1998

INTEGRATED DEVICE TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

                                                        March 29,     March 30,
                                                          1998          1997
                                                        ---------     ---------
ASSETS
Current assets:
   Cash and cash equivalents                            $ 146,114     $ 155,149
   Short-term investments                                  74,481        35,747
   Accounts receivable, net of allowance
        for returns and doubtful accounts
        of  $11,110 and $7,351                             68,840        77,600
   Inventories, net                                        60,737        47,618
   Deferred tax assets                                     52,252        44,493
   Income tax refund receivable                             7,309        34,055
   Prepayments and other current assets                    14,870        19,148
                                                        ---------     ---------
Total current assets                                      424,603       413,810

Property, plant and equipment, net                        475,440       424,217
Other assets                                               68,912        65,557
                                                        ---------     ---------
Total assets                                            $ 968,955     $ 903,584
                                                        =========     =========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                      $  57,572     $  44,875
  Accrued compensation and related expenses                15,853        15,612
  Deferred income on shipments to distributors             51,835        42,084
  Other accrued liabilities                                28,724        25,022
  Current portion of  long-term obligations                 5,097         6,049
                                                        ---------     ---------
Total current liabilities                                 159,081       133,642

Convertible subordinated notes,
  net of issuance costs                                   183,756       183,157
                                                        ---------     ---------
Long-term obligations                                      56,640        52,622
                                                        ---------     ---------
Deferred tax liabilities                                   23,087         9,925
                                                        ---------     ---------


Commitments and contingencies (Notes 8 and 9)

Stockholders' equity:
  Preferred stock; $.001 par value:
     10,000,000 shares authorized;
        no shares issued                                     --            --
  Common stock; $.001 par value: 200,000,000
     shares authorized; 81,367,847 and
     79,654,104 shares issued and outstanding                  81            80
  Additional paid-in capital                              318,542       304,840
  Retained earnings                                       228,964       220,717
  Cumulative translation adjustment                        (1,196)         (886)
  Unrealized loss on available-for-sale
     securities, net                                         --            (513)
                                                        ---------     ---------
Total stockholders' equity                                546,391       524,238
                                                        ---------     ---------
Total liabilities and stockholders' equity              $ 968,955     $ 903,584
                                                        =========     =========

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

                                                                                             Fiscal Year Ended
                                                                            --------------------------------------------------------
                                                                            March 29, 1998       March 30, 1997       March 31, 1996
                                                                            --------------       --------------       --------------
Revenues                                                                      $ 587,136             $ 537,213             $ 679,497

Cost of revenues                                                                364,291               325,668               293,695
Asset impairment and other                                                         --                  45,223                  --
                                                                              ---------             ---------             ---------
Gross profit                                                                    222,845               166,322               385,802
                                                                              ---------             ---------             ---------

Operating expenses:
  Research and development                                                      121,449               151,420               133,317
  Selling, general and administrative                                            88,528                80,812                88,752
                                                                              ---------             ---------             ---------
Total operating expenses                                                        209,977               232,232               222,069
                                                                              ---------             ---------             ---------
Operating income (loss)                                                          12,868               (65,910)              163,733


Interest expense                                                                (14,088)              (12,018)               (9,269)

Interest income and other, net                                                   12,674                15,764                19,432
                                                                              ---------             ---------             ---------
Income (loss) before income taxes                                                11,454               (62,164)              173,896

Provision (benefit) for income taxes                                              3,207               (19,892)               55,647
                                                                              ---------             ---------             ---------
Income (loss) before extraordinary item                                           8,247               (42,272)              118,249

Extraordinary item:
 Gain from early extinguishment of debt (net
    of tax provision of $904)                                                      --                    --                   1,921
                                                                              ---------             ---------             ---------
Net income (loss)                                                             $   8,247             $ (42,272)            $ 120,170
                                                                              =========             =========             =========


Basic net income (loss) per share:
  Income (loss) before extraordinary item                                     $    0.10             $   (0.54)            $    1.54
  Net income (loss)                                                                0.10                 (0.54)                 1.56


Diluted net income (loss) per share:
  Income (loss) before extraordinary item                                     $    0.10             $   (0.54)            $    1.42
  Net income (loss)                                                                0.10                 (0.54)                 1.44


 Weighted average shares:
   Basic                                                                         80,359                78,454                77,026
   Diluted                                                                       84,022                78,454                87,753

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
                                                                                                  Fiscal Year Ended
                                                                                  --------------------------------------------------
                                                                                  March 29, 1998    March 30, 1997    March 31, 1996
                                                                                  --------------    --------------    --------------
OPERATING ACTIVITIES
  Net income (loss)                                                                 $   8,247          $ (42,272)         $ 120,170
  Adjustments:
    Depreciation and amortization                                                     114,136            102,897             53,782
    Asset impairment and other                                                           --               45,223               --
    Gain from early extinguishment of debt                                               --                 --               (1,921)
  Changes in assets and liabilities:
    Accounts receivable, net                                                            8,760              7,425            (11,920)
    Inventories, net                                                                  (13,119)            (1,618)            (9,171)
    Net deferred tax assets                                                            (7,759)            (5,223)            (7,719)
    Income tax refund receivable                                                       26,746            (34,055)              --
    Other assets                                                                        9,226              1,718            (12,514)
    Accounts payable                                                                   12,697            (31,295)            39,651
    Accrued compensation and related expense                                              241            (13,625)             6,348
    Deferred income on shipments to distributors                                        9,751             10,759              8,977
    Income taxes payable and deferred tax liabilities                                  16,457             (5,747)            12,004
    Other accrued liabilities                                                          10,233              7,624              3,228
                                                                                    ---------          ---------          ---------
Net cash provided by operating activities                                             195,616             41,811            200,915
                                                                                    ---------          ---------          ---------

INVESTING ACTIVITIES
    Purchases of property, plant and equipment                                       (164,206)          (192,747)          (287,878)
    Proceeds from sale of property, plant and equipment                                   367             54,196                387
    Purchases of short-term investments                                               (45,975)           (22,639)          (215,097)
    Proceeds from sales of short-term investments                                       7,754             90,323            200,618
    Purchases of equity investments                                                    (9,224)            (6,960)              --
    Proceeds from sales (purchases) of investments
         collateralizing facility lease                                                  --               10,662            (57,333)
                                                                                    ---------          ---------          ---------
Net cash used for investing activities                                               (211,284)           (67,165)          (359,303)
                                                                                    ---------          ---------          ---------

FINANCING ACTIVITIES
    Proceeds from issuance of common stock, net                                        12,468              7,615              6,608
    Proceeds from issuance of convertible subordinated notes,
         net of issuance costs                                                           --                 --              196,721
    Proceeds from secured equipment financing                                            --               20,959               --
    Payments on capital leases and other debt                                          (5,835)            (5,299)           (17,924)
                                                                                    ---------          ---------          ---------
Net cash provided by financing activities                                               6,633             23,275            185,405
                                                                                    ---------          ---------          ---------
Net  (decrease) increase in cash and cash equivalents                                  (9,035)            (2,079)            27,017

Cash and cash equivalents at beginning of period                                      155,149            157,228            130,211
                                                                                    ---------          ---------          ---------
Cash and cash equivalents at end of period                                          $ 146,114          $ 155,149          $ 157,228
                                                                                    =========          =========          =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Interest paid                                                                   $  12,748          $  12,266          $   7,457
    Income taxes paid, net of refunds                                                 (32,584)            11,285             54,616

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)


                                    Common Stock                                                    Unrealized
                               -----------------------                                              Gain (Loss)
                                                        Additional                  Cumulative          On             Total
                                                         Paid-In      Retained     Translation      Securities,    Stockholders'
                                 Shares      Amount      Capital      Earnings      Adjustment          Net            Equity
                               ------------  --------  ------------- ------------  ------------- --------------  ---------------
Balance, April 2, 1995           76,209,268  $     76  $  271,580    $  142,819    $       56   $         --     $    414,531

Issuance of common stock          1,287,565         1       6,607            --            --             --            6,608
Tax benefits of stock option
   transactions                         --        --        8,877            --            --             --            8,877
Translation adjustment                  --        --          --             --          (561)            --             (561)
Unrealized gain on
available-for-sale securities,
    net                                 --        --          --             --            --             102             102
Net income                              --        --          --        120,170            --             --          120,170
                               ------------  --------  ------------- ------------  ------------- --------------  ---------------

Balance, March 31, 1996          77,496,833        77     287,064        262,989         (505)            102         549,727
Issuance of common stock          2,157,271         3      16,121            --            --             --           16,124
Tax benefits of stock option
   transactions                         --        --        1,655            --            --             --            1,655
Translation adjustment                  --        --          --             --          (381)            --             (381)
Changes in unrealized loss on
available-for-sale securities,                                                                                          (615)
net                                     --        --          --             --            --            (615)
Net loss                                --        --          --         (42,272)          --             --          (42,272)
                                 ------------  --------  ----------- ------------  ------------- --------------  ---------------

Balance, March 30, 1997          79,654,104        80     304,840        220,717         (886)           (513)        524,238
Issuance of common stock         1,713,743          1      12,467            --            --             --           12,468
Tax benefits of stock option
   transactions                         --        --        1,235            --            --             --            1,235
Translation adjustment                  --        --          --             --          (310)            --             (310)
Changes in unrealized loss on
available-for-sale securities,
net                                     --        --          --             --            --             513             513
Net income                              --        --          --           8,247           --             --            8,247
                                 ------------  --------  ----------- ------------  ------------- --------------  ---------------

Balance, March 29, 1998
                                 81,367,847    $   81    $318,542    $   228,964   $   (1,196)   $        --     $    546,391
                                 ============  ========  =========== ============  ============= ==============  ===============

The accompanying notes are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Summary Of Significant Accounting Policies

THE COMPANY. Integrated Device Technology, Inc. ("IDT" or the "Company") designs, develops, manufactures and markets a broad range of high-performance semiconductor products and modules for its key markets: data communications and telecommunications equipment, such as routers, hubs, switches, cellular base stations and other devices; personal computers; and shared network devices, such as workstations, servers and printers.

FISCAL YEAR. The Company's fiscal year ends on the Sunday nearest March 31. Fiscal 1998, 1997 and 1996 each included 52 weeks. The fiscal year-end of certain of the Company's foreign subsidiaries is March 31, and the results of their operations as of their fiscal year end have been combined with the Company's. Transactions during the intervening periods in 1998 and 1997 were not significant.

CONSOLIDATION. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS. Cash equivalents are highly liquid investments with original maturities of three months or less at the time of acquisition or with guaranteed on-demand buy-back provisions.
Short-term investments are valued at amortized cost, which approximates market.

The Company's short-term investments are classified as available-for-sale at March 29, 1998 and March 30, 1997. Investment securities classified as available-for-sale are measured at market value, and net unrealized gains or losses are recorded as a separate component of stockholders' equity until realized. Any gains or losses on sales of investments are computed based upon specific identification. For the periods ended March 29, 1998 and March 30, 1997, realized gains and losses on available-for-sale investments were not material. Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates the classification at each reporting date.

INVENTORIES. Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market.

PROPERTY, PLANT AND EQUIPMENT. Property, plant and equipment are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of the assets, which generally range from three to five years. Leasehold improvements and leasehold interests are amortized over the shorter of the estimated useful lives of the assets or the remaining term of the lease. Accelerated methods of depreciation are used for tax computations.

ACCOUNTING FOR LONG-LIVED ASSETS. In accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-lived Assets," the Company reviews long-lived assets held and used by the Company for impairment whenever events or changes in circumstances indicate that the net book value of an asset will not be recovered through expected future cash flows (undiscounted and before interest) from use of the asset. The amount of impairment loss is measured as the difference between the net book value of the assets and the estimated fair value of the related assets. In the third quarter of fiscal 1997, the Company determined that changes in circumstances had given rise to such an impairment (See Note 4).

REVENUE RECOGNITION. Revenues from product sales are generally recognized upon shipment, and a reserve is provided for estimated returns and discounts. A portion of the Company's sales are made to distributors under agreements which allow certain rights of return and price protection on products unsold by the distributors. Related gross profits thereon are deferred until the products are resold by the distributors.

INCOME TAXES. The Company accounts for income tax in accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 is an asset and liability approach which requires that the expected future tax consequences of temporary differences between book and tax bases of assets and liabilities be recognized as deferred tax assets and liabilities. No provision for U.S. income taxes is provided on unremitted earnings of foreign subsidiaries, to the extent such earnings are deemed to be permanently reinvested.

NET INCOME (LOSS) PER SHARE. In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15, "Earnings Per Share," and other related Interpretations and is effective for the periods ended after December 15, 1997. Under SFAS No. 128, all prior-period earnings per share amounts have been restated. Basic earnings per share is based upon weighted-average common shares outstanding. Diluted earnings per share is computed using the weighted-average common shares outstanding plus any potentially dilutive securities. Dilutive securities include stock options, warrants and restricted stock using the treasury stock method, and convertible debt and convertible preferred stock using the if converted method.

Following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods presented below:

                                                                    Fiscal Year Ended
                                                       --------------------------------------------
                                                          March 29,    March 30,     March 31,
(In thousands except per share amounts)                      1998        1997          1996
                                                       --------------------------------------------
Basic:

Net income (loss) (numerator)                            $    8,247       $(42,272)   $ 120,170
                                                       ============================================
Weighted average shares outstanding (denominator)            80,359         78,454       77,026
                                                       ============================================
Net income (loss) per share                              $      .10       $   (.54)   $    1.56
                                                       ============================================

Diluted:

Net income (loss)                                        $    8,247       $(42,272)   $ 120,170
Add:
Convertible subordinated notes interest and expenses            --              --        6,596
                                                       --------------------------------------------

Adjusted net income (loss) (numerator)                   $    8,247       $(42,272)   $ 126,766
                                                       ============================================
Weighted average shares outstanding                          80,359         78,454       77,026
Net effect of dilutive stock options                          3,663             --        4,871
Conversion of convertible subordinated notes                    --              --        5,856
                                                       --------------------------------------------
Total shares (denominator)                                   84,022         78,454       87,753
                                                       ============================================
Net income (loss) per share                              $      .10       $   (.54)   $    1.44
                                                       ============================================

Options to purchase approximately 1.6 million, 15.0 million and 1.0 million shares were outstanding at fiscal year-ends 1998, 1997 and 1996, respectively, but have been excluded from the computation because they were antidilutive.

TRANSLATION OF FOREIGN CURRENCIES. Accounts denominated in foreign currencies have been translated in accordance with SFAS No. 52, "Foreign Currency Translation." The functional currency for the Company's sales operations is the applicable local currency, with the exception of the Hong Kong sales subsidiary whose functional currency is the U.S. dollar. For subsidiaries whose functional currency is the local currency, gains and losses resulting from translation of these foreign currency financial statements into U.S. dollars are accumulated in a separate component of stockholders' equity. For the Malaysian and Philippines manufacturing subsidiaries and the Hong Kong sales subsidiary, where the functional currency is the U.S. dollar, gains and losses resulting from the process of remeasuring foreign currency financial statements into U.S. dollars are included in income. The effect of foreign currency exchange rate fluctuations have not been material.

FAIR VALUE DISCLOSURES OF FINANCIAL INSTRUMENTS. Fair values of cash, cash equivalents and short-term investments approximate cost due to the short period of time until maturity. Fair values of long-term investments, long-term debt and currency forward contracts are based on quoted market prices or pricing models using current market rates.

CONCENTRATION OF CREDIT RISK. The Company markets high-speed integrated circuits to OEMs and distributors primarily in the United States, Europe and the Far East. The Company performs on-going credit evaluations of its customers' financial condition and limits the amount of credit extended when deemed necessary and generally does not require collateral. Management believes that risk of significant loss is significantly reduced due to the diversity of its products, customers and geographic sales areas. The Company maintains a provision for potential credit losses and write-offs of accounts receivable which were insignificant in each of the three years ended March 29, 1998.

One distributor's receivable balance represented 17% and 15% of total accounts receivable at March 29, 1998 and March 30, 1997, respectively. If the financial condition and operations of this distributor deteriorate below critical levels, the Company's operating results could be adversely affected.

STOCK-BASED COMPENSATION PLANS. The Company accounts for its stock option plans and its employee stock purchase plan in accordance with provisions of the Accounting Principles Board's Opinion No. 25, "Accounting for Stock Issued to Employees." In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), the Company provides additional pro forma disclosures in Note 10.

USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates, although such differences are not expected to be material to the financial statements.

STOCK DIVIDEND AND RECLASSIFICATIONS. In September 1996, the Company completed a two-for-one stock split of its common stock in the form of a 100% stock dividend. Historical share and per share amounts have been restated to reflect the stock dividend.

Certain reclassifications have been made to prior-year balances, none of which affected the Company's financial position or results of operations, to present the financial statements on a consistent basis.

NEW ACCOUNTING PRONOUNCEMENTS. In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which establishes standards for reporting and displaying comprehensive income within the financial statements. This Statement requires the Company to report additional information on comprehensive income to supplement the reporting of income. SFAS No. 130 is effective for both interim and annual periods beginning after December 15, 1997. Comparative financial statements provided for earlier periods are required to be reclassified so that comprehensive income is displayed in a comparative format for all periods presented. SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), establishes standards for reporting information about operating segments in annual and interim financial statements. This Statement also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. The Company will adopt SFAS No. 130 for the first quarter of fiscal 1999. The Company will also adopt SFAS No. 131 in fiscal 1999. The Company believes that these statements will require additional disclosure but will not have a material effect on the Company's financial position or results of operations.

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidance for determining whether computer software is in fact for internal use, and on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. The Company has not yet determined the impact, if any, of adopting SOP 98-1, which will be effective for IDT's fiscal 2000 financial statements.

PRODUCTS AND MARKETS. The Company operates in predominantly one industry segment (See Note 13) within the semiconductor industry. Significant technological changes in the industry could adversely affect operating results. The semiconductor industry is highly cyclical and has been subject to significant downturns at various times that have been characterized by diminished product demand, production over capacity and accelerated erosion of average selling prices. Therefore, the average selling price the Company receives for industry standard products is dependent upon industry-wide demand and capacity, and such prices have historically been subject to rapid change. While the Company considers industry technological change and industry wide demand and capacity in estimating necessary allowances, such estimates could change in the future.

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


Note 2 - Balance Sheet Components

INVENTORIES, NET

                                              March 29, 1998     March 30, 1997
                                              --------------     --------------
(in thousands)
Raw materials                                     $   6,647        $   4,800
Work-in-process                                      40,276           22,893
Finished goods                                       13,814           19,925
                                                  ---------        ---------
                                                  $  60,737        $  47,618
                                                  =========        =========



PROPERTY, PLANT AND EQUIPMENT

                                              March 29, 1998     March 30, 1997
                                              --------------     --------------
(in thousands)
Land                                              $  24,385        $  12,885
Machinery and equipment                             780,555          653,903
Building and leasehold improvements                 102,151           91,845
Construction-in-progress                              3,166            3,013
                                                  ---------        ---------
                                                    910,257          761,646
Less accumulated depreciation and
    amortization                                   (434,817)        (337,429)
                                                  ---------        ---------
                                                  $ 475,440        $ 424,217
                                                  =========        =========

In fiscal 1998, the Company capitalized no interest expense ($1.8 million in fiscal 1997) in connection with the construction of the Hillsboro, Oregon plant.

AVAILABLE-FOR-SALE SECURITIES

                                                  March 29, 1998  March 30, 1997
                                                  --------------  --------------
(in thousands)
U.S. government agency securities                    $  26,628       $  25,553
State and local government securities                   55,289          30,723
Corporate securities                                   102,347         111,281
Others                                                  35,705          19,642
                                                     ---------       ---------
Total debt and equity securities                       219,969         187,199
Less cash equivalents                                 (145,488)       (151,452)
                                                     ---------       ---------
Short-term investments                               $  74,481       $  35,747
                                                     =========       =========

Short-term investments of $56.2 million mature in less than one year and $18.3 million have maturities between one and four years.


Note 3 -- Other Assets--Intangibles

During fiscal 1993, IDT entered into various royalty-free patent cross-license agreements. The patent licenses granted to IDT under these agreements were recorded at their cost of approximately $8.2 million and amortized on a straight-line basis over five years. The amortization relating to patent licenses was $867,000 in fiscal 1998 and $1.7 million in each of fiscal 1997 and 1996. At March 29, 1998, these assets had been fully amortized.



Note 4 -- Impairment of Long-Lived Assets

In fiscal 1997, the Company recorded charges related to the impairment of certain older manufacturing assets and other adjustments of $45.2 million. These adjustments related primarily to the carrying value of manufacturing assets, including the Company's oldest wafer fabrication plant in Salinas, California. As a result of significant changes in the semiconductor industry, such as the rapid erosion of SRAM average selling prices, and the Company's emphasis on communications-oriented products, the Company has accelerated the use of more advanced manufacturing processes to produce its products. The use of these more advanced processes and available information on future demand for the Company's products indicated that the carrying value of these selected older manufacturing assets was not fully recoverable. The fair value of manufacturing assets was based principally upon third-party estimates of fair values.

Separately, the Company recorded charges of approximately $9.7 million relating to the write-down of certain technology investments and other miscellaneous items in fiscal 1997.

Note 5 - Long-Term Debt and Lease Obligations

The Company leases certain equipment under long-term leases or finances purchases of equipment under bank financing agreements. Leased assets and assets pledged under financing agreements which are included under property, plant and equipment are as follows:

                                                March 29, 1998    March 30, 1997
                                                --------------    --------------
(in thousands)

Machinery and equipment                            $ 30,012          $ 30,755
Less accumulated depreciation
   and amortization
                                                    (16,509)          (11,952)
                                                   --------          --------
                                                   $ 13,503          $ 18,803
                                                   ========          ========


The capital lease agreements and equipment financings are collateralized by the related leased equipment.

Future minimum payments under capital leases and equipment financing agreements, at varying interest rates (8.7-8.8%) are as follows:

   (in thousands)
   Fiscal Year
   1999                                                   $           5,370
   2000                                                               5,154
   2001                                                               5,154
   2002                                                               2,783
   2003 and thereafter                                                    -
                                                     --------------------------
   Total minimum payments                                            18,461
   Less interest                                                     (2,525)
                                                     --------------------------
   Present value of net minimum payments                             15,936
   Less current portion                                              (4,193)
                                                     --------------------------
                                                          $          11,743
                                                     ==========================

Long-term debt consisted of the following:

                                               March 29, 1998     March 30, 1997
                                               --------------     --------------
(in thousands)
Mortgage payable bearing interest
at 9.625% due in monthly  installments
of $142 including interest through
April 1, 2005, secured by related property
and improvements                                  $ 8,730           $ 9,551
Less current portion                                 (904)             (821)
                                                  =======           =======
                                                  $ 7,826           $ 8,730
                                                  =======           =======

The fair value of the mortgage payable, based on current rates and time to maturity, was $9.3 million at March 29, 1998. Principal payments required in the next five years and beyond are as follows (in thousands): $904 (1999), $995
(2000), $1,095 (2001), $1,205 (2002) and $4,531 (2003 and beyond).


Note 6 -- 5.5% Convertible Subordinated Notes

In May 1995, the Company issued $201.3 million of 5.5% Convertible Subordinated Notes ("Notes"), due in 2002. The Notes are subordinated to all existing and future senior debt and are convertible into shares of the Company's common stock at a conversion rate of $28.625 per share and are redeemable at the option of the Company in whole or in part at any time on or after June 2, 1998 at 102.75% initially and thereafter at prices declining to 100% at maturity plus accrued interest. Each holder of these Notes has the right, subject to certain conditions and restrictions, to require the Company to offer to repurchase all outstanding Notes, in whole or in part, owned by such holder, at specified repurchase prices plus accrued interest upon the occurrence of certain events and in certain circumstances. The costs incurred in connection with the offering ($4.6 million) have been netted against the Notes balance in the consolidated balance sheet and are being amortized over the seven-year term of the Notes using the straight-line method which approximates the effective interest method. Interest on the Notes is payable semi-annually on June 1 and December 1 commencing December 1, 1995. Based upon quoted market prices, the fair value of the Notes was approximately $166.7 million at March 29, 1998.

During fiscal 1996, the Company retired $15 million of the Notes at a cost of approximately $12 million resulting in an extraordinary gain. The gain, net of tax and deferred issue costs, was recorded as an extraordinary item. The per share amount of the gain on early retirement of debt, net of related income tax effect, was $0.02 in fiscal 1996 on both a basic and diluted basis.


Note 7 - Lines of Credit

The Company's Malaysian subsidiary has a secured facility for the issuance of bank guarantees up to approximately $2.0 million with a local bank. The Company can use this facility until it is cancelled by either party. At March 29, 1998, bank guarantees in the amount of $324,000 were outstanding.

In fiscal 1998, the Company's Japanese subsidiary had a secured revolving line of credit that allowed borrowings of up to approximately $1.5 million. The line of credit automatically extends until the Company requests termination. As of March 29, 1998, no amounts were outstanding under this line of credit. The borrowing rate for this line of credit is the local bank's short-term prime rate existing at the borrowing date. At March 29, 1998, this short-term borrowing rate was 1.63%.

The Company also has foreign exchange facilities used for hedging arrangements with several banks that allow the Company to enter into foreign exchange contracts of up to $85 million, of which $59.9 million was available at March 29, 1998.


Note 8 -- Commitments

LEASE COMMITMENTS. The Company leases most of its administrative and some manufacturing facilities under operating lease agreements which expire at various dates through fiscal 2004. Through the second quarter of fiscal 1997, one facility was leased from a stockholder and director. The Company recorded rental expense for the facility leased from the stockholder and director of $517,000 and $1,058,000 in fiscal 1997 and 1996, respectively. In fiscal 1996, the Company entered into an agreement to acquire this facility for $8.5 million in a transaction structured as a tax-free reorganization and completed the transaction in the third quarter of fiscal 1997, by issuing 782,445 unregistered shares of the Company's Common Stock at $10.875 per share.

In fiscal 1995, the Company entered into a five-year $60 million (revised to $64 million in fiscal 1996) Tax Ownership Operating Lease transaction to lease the wafer fabrication facility in Oregon. This lease requires monthly payments which vary based on the London Interbank Offered Rate (LIBOR) plus 0.3% (6.3% at March 29, 1998). The aggregate minimum rent commitment under this lease which began in January 1996 is approximately $4.1 million per year at the current LIBOR rate plus 0.3%. This lease also provides the Company with the option of either acquiring the building at its original cost or arranging for the building to be acquired at the end of the respective lease term. The Company's obligations under the lease are secured by a trust deed on the building and collateralized by cash and/or investments (restricted securities) at 89.25% of the lessor's construction costs. Restricted securities, included in other non-current assets, collateralizing this lease were $57.1 million at both March 29, 1998 and March 30, 1997. The Company is also contingently liable under a first-loss clause for up to 85% of the construction costs of the building, or $54.4 million. In addition, the Company must maintain compliance with certain financial covenants.

In fiscal 1997, the Company completed several sale and leaseback transactions with various leasing companies. The sale and leaseback transactions generated financing proceeds of $53.0 million. The aggregate minimum rent commitments under these leases were approximately $9.6 million per year. Under these leasing arrangements, equipment purchased for the Oregon fabrication facility with a net book value at the time of the sale and leaseback transaction of $52.6 million was sold to the leasing companies and leased back for use at the Oregon facility under leases classified as operating leases.

As of March 29, 1998, the aggregate future minimum rent commitments under all operating leases, including the Oregon facility, were as follows:


 (in thousands)
 Fiscal Year
 1999                                                      $          17,641
 2000                                                                 16,227
 2001                                                                 12,180
 2002                                                                 11,339
 2003                                                                 11,472
 2004 and thereafter                                                   6,433
                                                      --------------------------
                                                           $          75,292
                                                      ==========================

Rent  expense for the years ended March 29,  1998,  March 30, 1997 and March 31,
1996 totaled approximately $7.6 million, $7.8 million and $4.6 million, respectively.

As of March 29, 1998, one secured standby letter of credit was outstanding in the amount of $8.4 million. This letter of credit is required for international purchases and expires on June 1, 1998.

As of March 29, 1998, the Company had commitments of approximately $86.6 million for equipment purchases.


Note 9 - Litigation

From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks and other intellectual property rights. The Company is not currently aware of any legal proceedings that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company's financial condition or results of operations.

During the normal course of business, the Company is notified of claims that it may be infringing on patents issued to other parties and is currently involved in license negotiations. Should the Company elect to enter into license agreements with other parties or should the other parties resort to litigation, the Company may be obligated in the future to make payments or to otherwise compensate these third parties.


Note 10 - Stockholders' Equity

STOCK-BASED COMPENSATION PLANS. At March 29, 1998, the Company had four stock-based compensation plans which are described below. The Company applies APB Opinion No. 25 and related Interpretations in accounting for these plans.

STOCK OPTION PLANS. Shares of common stock reserved for issuance under the Company's stock option plans include 13,500,000 shares under the 1994 Employee Stock Option Plan, as amended, 2,500,000 shares under the 1997 Employee Stock Option Plan, and 108,000 shares under the 1994 Director Stock Option Plan. At March 29, 1998, a total of 5,017,000 options were available but unissued under these plans. Also outstanding and exerciseable at March 29, 1998 were options initially granted under previous stock option plans which have not been cancelled or exercised.

Under the plans, options are issued with an exercise price equal to the market price of the Company's common stock on the date of grant, and the maximum option term is 10 years. Plan participants typically receive an initial grant that vests in annual and/or monthly increments over four years. Thereafter, participants often receive a smaller annual grant which historically vests 4 years from the date of grant.

Following  is a summary of the  Company's  stock  option  activity  and  related weighted average exercise prices for each category:
                                     Fiscal 1998                   Fiscal 1997                  Fiscal 1996
                             ---------------------------- ------------------------------ ---------------------------
                                Shares         Price         Shares          Price          Shares         Price
                             -------------- ------------- -------------- --------------- -------------- ------------
(shares in thousands)
Beginning options
outstanding                     15,000         $  8.09       14,021         $  7.42         10,938         $   6.64
Granted                          5,156           11.16        3,556           10.90         10,907            14.30
Exercised                       (1,242)           6.31         (815)           3.49         (1,034)            2.86
Canceled                        (1,724)          10.48       (1,762)          10.56         (6,790)           17.92
                             -------------- ------------- -------------- --------------- -------------- ------------
Ending options outstanding      17,190         $  8.90       15,000         $  8.09         14,021         $   7.42

Ending options exerciseable      7,564         $  6.40        6,335         $  5.16          4,120         $   3.03

In January 1996, employees and officers holding options to purchase 6,752,351 shares of the Company's common stock were offered the opportunity to cancel options in exchange for grants of new options, with certain restrictions and limitations, at the then current market price. Under the terms of the program, 6,090,334 shares were exchanged and are reflected in the grant and cancellation activity for fiscal 1996.

Under SFAS No. 123, the Company is required to estimate the fair value of each option on the date of grant. Accepted option valuation models, such as the Black-Scholes and Binomial models, were developed in order to value freely traded options under ideal market conditions. The Company's stock option awards differ significantly since they always have vesting restrictions and generally are not transferable. Models such as Black-Scholes also require highly subjective assumptions, including expected time until exercise and future stock price volatility. The calculated fair value of an option on the grant date is highly sensitive to changes in these subjective assumptions.

The Company has applied the Black-Scholes model to estimate the grant-date fair value of stock option grants in fiscal 1998, 1997 and 1996, based upon the following weighted-average assumptions: expected volatility of 60.0 to 62.5%, expected time-to-exercise of 1.5 to 2.0 years from vest date, risk-free interest rates of 5.1 to 6.7% and a dividend yield of 0%. The weighted-average fair value per stock option granted in fiscal 1998, 1997 and 1996, as defined by SFAS No. 123, was $6.29, $6.21 and $6.63, respectively.

Following is summary  information  about stock options  outstanding at March 29,
1998 (shares in thousands):
                                              Options Outstanding                        Options Exerciseable
                                -------------------------------------------------- ---------------------------------
                                               Weighted Average
                                   Number          Remaining         Weighted          Number          Weighted
          Range of              Outstanding    Contractual Life       Average       Exerciseable        Average
       Exercise Prices                            (in years)      Exercise Price                    Exercise Price
------------------------------ --------------- ------------------ ---------------- ---------------- ----------------

  $     1.63    -   $   1.88         2,154            3.4           $     1.83            2,154       $    1.83
        2.06    -       6.00         1,139            4.8                 3.75            1,134            3.74
        6.19    -       9.13         2,230            5.2                 8.05            1,311            7.34
        9.44    -       9.88         4,725            3.4                 9.86            2,285            9.87
       10.00    -      11.94         4,722            5.8                10.64              452           10.74
       12.38    -      14.00         1,469            5.1                12.86              146           13.25
       14.06    -      15.81           715            5.5                14.56               77           14.59
       18.03    -      32.75            36            7.2                26.27                5           25.63

EMPLOYEE STOCK PURCHASE PLAN. The Company is authorized to issue up to 5,050,000 shares of its common stock under its amended and restated 1984 Employee Stock Purchase Plan. All domestic employees are eligible to participate. The purchase price of the stock is 85% of the lower of the closing price at the beginning or at the end of each offering period (typically fiscal quarters). Eligible employees can have up to 10% of base earnings withheld to purchase the Company's common stock under the Plan.

Following is a summary of activity under the Employee Stock Purchase Plan:

                                                          Fiscal 1998          Fiscal 1997          Fiscal 1996
                                                      -------------------- --------------------- -------------------
(shares in thousands)
Number of shares issued                                          470                   560                 246
Average issuance price                                         $9.81                 $8.52              $14.32
Number of shares available at year-end                           584                    54                 614

Under SFAS No. 123, the Company must estimate the fair value of employees' purchase rights under the Employee Stock Purchase Plan ("ESPP rights"). Valuing ESPP rights involves the use of option valuation models which are incapable of addressing transferability and vesting restrictions inherent in the Company's Employee Stock Purchase Plan. Estimating the value of ESPP rights requires that the Company make highly subjective assumptions about future events, such as stock price volatility, and the resulting estimates are quite sensitive to changes in these assumptions.

The Company has estimated the fair value of ESPP rights using the Black-Scholes option valuation model with the following weighted-average assumptions: an expected life equal to the offering period (typically one fiscal quarter); expected volatility of 60.0 to 62.5%; risk-free interest rate of 5.1 to 5.9% and a dividend yield of 0%. The weighted-average fair value per ESPP right granted in fiscal 1998, 1997 and 1996, as defined by SFAS No.
123, was $4.09, $3.84 and $5.02, respectively.

PRO FORMA NET INCOME (LOSS) AND NET INCOME (LOSS) PER SHARE. Following is a pro forma calculation of the amounts to which the Company's net income (loss) and income (loss) per share would have been reduced, had the Company recorded compensation costs based on the estimated grant-date fair value, as defined by SFAS No. 123, of awards granted under its Stock Option Plans and Employee Stock Purchase Plan. The pro forma amounts include compensation costs related to fiscal 1998, 1997 and 1996 stock option grants only. In future years, the annual compensation expense will increase relative to the fair value of stock options granted in those future years.

(in thousands, except per share             Fiscal 1998            Fiscal 1997            Fiscal 1996
amounts)
                                       ---------------------- ---------------------- ----------------------
Pro forma net income (loss):
         Basic                               $     (7,455)          $    (61,585)          $   109,317
         Diluted                                   (7,455)               (61,585)              115,913

Pro forma net income (loss) per share:
         Basic                               $      (0.09)          $      (0.78)          $      1.42
         Diluted                                    (0.09)                 (0.78)                 1.25

STOCKHOLDER RIGHTS PLAN. The Company has a Stockholder Rights Plan. During fiscal 1992, under the plan, the Company declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of Common Stock. Each Right entitles the holder, under certain circumstances, to purchase Common Stock of the Company with a value of twice the exercise price of the Right. In addition, the Board of Directors may, under certain circumstances, cause each Right to be exchanged for one share of Common Stock or substitute consideration. The Rights are redeemable by the Company and expire in December 1998.

Note 11 - Employee Benefits Plans

The Company has a Profit Sharing Plan which is available to all employees who have at least six months of service. Under this plan, all eligible employees receive profit sharing contributions of 7% of pre-tax earnings in cash, and an additional 1% of pre-tax earnings is divided equally among all domestic employees and contributed to the Company's 401(k) plan. Administrative expenses are netted against the Profit Sharing Plan contribution. The cash contributions for the years ended March 29, 1998 and March 31, 1996 for this plan were $910,000 and $14.1 million respectively. There was no cash contribution to this plan for the year ended March 30, 1997.

The Company pays an annual cash bonus to certain executive officers and other key employees based on the pre-tax earnings of the Company and the employee's individual performance. In fiscal 1998, the amount accrued under the bonus plan was 6% of operating income. In fiscal 1996, the amount accrued under the plan was 6% of operating income less a factor for the percent change in the Company's income tax provision rate over the prior year. The performance bonus recorded for the years ended March 29, 1998 and March 31, 1996 for this plan was $774,000 and $9.1 million respectively. There was no performance bonus recorded for the year ended March 30, 1997.


Note 12 - Income Taxes

The components of income before provision (benefit) for income taxes were as follows:

(in thousands)                                   March 29, 1998           March 30, 1997         March 31, 1996
                                             ------------------------ ----------------------- ----------------------
United States                                    $        (7,010)         $       (75,138)        $        161,209
Foreign                                                   18,464                   12,974                   12,687
                                             ------------------------ ----------------------- ----------------------
                                                 $        11,454          $       (62,164)        $        173,896
                                             ======================== ======================= ======================

The provision (benefit) for income taxes consisted of the following:

(in thousands)                                   March 29, 1998           March 30, 1997         March 31, 1996
                                             ------------------------ ----------------------- ----------------------

Current:
United States                                    $        (4,712)         $       (15,262)        $         63,829
State                                                         --                      (13)                   1,517
Foreign                                                    2,516                      606                    2,293
                                             ------------------------ ----------------------- ----------------------
                                                          (2,196)                 (14,669)                  67,639
                                             ------------------------ ----------------------- ----------------------
Deferred:
United States                                              5,423                   (9,357)                 (11,340)
State                                                         --                    4,134                     (652)
Foreign                                                      (20)                      --                       --
                                             ------------------------ ----------------------- ----------------------
                                                           5,403                   (5,223)                 (11,992)
                                             ------------------------ ----------------------- ----------------------
Provision (benefit) for income taxes             $         3,207          $       (19,892)        $         55,647
                                             ======================== ======================= ======================

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of deferred tax assets and liabilities were as follows:

(in thousands)                                              March 29, 1998                   March 30, 1997
                                                    -------------------------------- -------------------------------
Deferred tax assets:
Deferred income on shipments to distributors              $        20,336                  $        16,510
Non-deductible accruals and reserves                               25,991                           27,676
Capitalized inventory and other expenses                            4,197                            7,687
Other                                                               3,164                           (1,597)
Net operating loss & credit carryforwards                          13,509                            6,320
                                                    -------------------------------- -------------------------------
Gross deferred tax assets                                          67,197                           56,596
                                                    -------------------------------- -------------------------------

Deferred tax liabilities:
Depreciation and amortization                                     (23,087)                         (11,564)
                                                    -------------------------------- -------------------------------
Valuation allowance                                               (14,945)                         (10,464)
                                                    -------------------------------- -------------------------------
Net deferred tax assets                                   $        29,165                  $        34,568
                                                    ================================ ===============================

At the end of fiscal 1998 and 1997, management provided a valuation allowance for deferred tax assets for which it is more likely than not that such assets will not be realized. The valuation allowance is primarily attributable to state deferred tax assets net of state deferred tax liabilities.

The provision (benefit) for income taxes differs from the amount computed by applying the U.S. statutory income tax rate of 35% to income before the provision (benefit) for income taxes as follows:

(in thousands)                                   March 29, 1998           March 30, 1997         March 31, 1996
                                             ------------------------ ----------------------- ----------------------
Provision (benefit) at U.S. statutory rate       $         4,009          $       (21,758)        $         60,864
Earnings of foreign subsidiaries
  considered permanently reinvested, less
  foreign taxes                                           (1,943)                  (2,580)                  (2,327)
General business credits                                  (1,820)                  (1,840)                  (1,994)
Tax exempt interest                                           --                   (1,264)                  (1,982)
State tax, net of federal benefit                             --                   (6,342)                     865
Valuation allowance                                           --                   10,464                       --
Net operating loss carryback limitation
                                                           5,094                       --                       --
Other                                                     (2,133)                   3,428                      221
                                             ------------------------ ----------------------- ----------------------
Provision (benefit) for income taxes             $         3,207          $       (19,892)        $         55,647
                                             ======================== ======================= ======================

The Company provided foreign income taxes with respect to its Malaysian manufacturing subsidiary for the first time in fiscal 1998. The Company utilized government tax depreciation grants to reduce its Malaysian tax rate below the 28% statutory rate for fiscal 1998. Under existing Malaysian law, the Company has certain available carried forward tax benefits and expects that these
benefits  will  be  available  in  future   periods  to  reduce  its  local  tax
obligations.

The Company's manufacturing subsidiary in the Philippines operates under a tax holiday which expires in November 2000. The Company has applied for a two-year extension of the holiday.

The Company's intention is to permanently reinvest its earnings in all of its foreign subsidiaries. Accordingly, U.S. taxes have not been provided on approximately $63.4 million of unremitted earnings. Upon distribution of those earnings in the form of dividends or otherwise, the Company will be subject to both U.S. income taxes and various foreign country withholding taxes.

Examination by the IRS of the Company's income tax returns for the fiscal years 1995 and 1996 began in fiscal 1997. Management believes that the ultimate resolution of these examinations will not have any material adverse impact on the Company's financial condition or results of operations.

Note 13 - Industry Segment, Foreign Operations And Significant Customers

IDT operates predominantly in one industry segment (See Note 1). The Company offers products in four product categories: communications products, SRAM components and modules, logic circuits and microprocessors. Sales through a national distributor accounted for 17%, 14% and 11% of net revenues for fiscal 1998, 1997 and 1996, respectively. Additionally, one OEM customer accounted for 12% of net revenues in fiscal 1996.

Major operations outside the United States include manufacturing facilities in Malaysia and the Philippines and sales subsidiaries in Japan, the Pacific Rim and throughout Europe. At March 29, 1998 and March 30, 1997, total liabilities for operations outside of the United States were $54.0 million and $70.8 million, respectively.

The following is a summary of IDT's foreign  operations by geographic  areas for fiscal 1998, 1997 and 1996:
                                                      Transfers
                                    Sales To          Between
In thousands                      Unaffiliated       Geographic                        Operating       Identifiable
                                    Customers          Areas         Net Revenues    Income (Loss)        Assets
---------------------------------------------------------------------------------------------------------------------
Fiscal year ended March 29, 1998
  United States                  $   358,373       $   130,867      $    489,240     $     8,412      $     644,434
  Europe                             113,914            --               113,914          18,353             81,740
  Japan                               55,477            --                55,477             630             12,181
  Asia-Pacific                        59,372            80,604           139,976          18,342            112,048
  Elimination                        --               (211,471)         (211,471)          1,439           (148,403)
  Corporate                          --                 --              --               (34,308)           266,955
                                 ----------------  ---------------  ---------------  ---------------  ---------------

   Consolidated                  $   587,136       $    --          $    587,136     $    12,868      $     968,955
                                 ================  ===============  ===============  ===============  ===============


Fiscal year ended March 30, 1997
  United States                  $   330,578       $   130,014      $    460,592     $   (61,512)     $     624,306
  Europe                              93,167            --                93,167          12,949             64,687
  Japan                               73,385            --                73,385           1,040             15,216
  Asia-Pacific                        40,083            72,029           112,112          12,448            109,130
  Elimination                        --               (202,043)         (202,043)            151           (137,790)
  Corporate                          --                 --               --              (30,986)           228,035
                                 ----------------  ---------------  ---------------  ---------------  ---------------

   Consolidated                  $   537,213       $    --          $    537,213     $   (65,910)     $     903,584
                                 ================  ===============  ===============  ===============  ===============


Fiscal year ended March 31, 1996
  United States                  $   404,994       $   150,769      $    555,763     $   149,206      $     574,287
  Europe                             144,154            --               144,154          39,274             28,478
  Japan                               72,530            --                72,530           3,405             21,482
  Asia-Pacific                        57,819            46,870           104,689           8,466             72,703
  Elimination                        --               (197,639)         (197,639)             89            (42,633)
  Corporate                          --                 --               --              (36,707)           285,117
                                 ----------------  ---------------  ---------------  ---------------  ---------------

   Consolidated                  $   679,497       $    --          $    679,497     $   163,733      $     939,434
                                 ================  ===============  ===============  ===============  ===============

Note 14 - Related Party Transactions

The Company holds an equity interest of approximately 34% in Quantum Effect Design Inc. ("QED"). A stockholder and director of the Company also holds an equity interest of approximately 3% in QED. The Company paid royalty expenses of $3.2 million and $2.6 million to QED in fiscal 1998 and 1997, respectively.

The Company holds an equity interest of approximately 36% (87% on an as converted basis) in Clear Logic, Inc. , a corporation founded by a former IDT executive officer. The Company increased its investment by $12.1 million in fiscal 1998.

During fiscal 1998, a director of IDT acted as an uncompensated agent on behalf of a subsidiary of the Company in acquiring parcels of land for future corporate development.



Note 15 - Derivative Financial Instruments

The Company has foreign subsidiaries which operate and sell or manufacture the Company's products in various global markets. As a result, the Company is exposed to changes in foreign currency exchange rates. The Company primarily utilizes forward exchange contracts to hedge against the short-term impact of foreign currency fluctuations on certain assets or liabilities denominated in foreign currencies. The total amount of these contracts is offset by the underlying assets or liabilities denominated in foreign currencies. The gains or losses on these contracts are included in income as the exchange rates change. Management believes that these forward contracts do not subject the Company to undue risk due to foreign exchange movements because gains and losses on these contracts are offset by losses and gains on the underlying asset and transactions being hedged. Forward exchange contracts related to firm purchase commitments are considered identifiable hedges and realized and unrealized gains and losses are deferred until settlement of the underlying commitments. At March 29, 1998 and March 30, 1997, deferred gains and losses were not material.

Foreign exchange hedge positions, which include buy and sell positions generally with maturities of less than three months, were as follows:

                                        March 29, 1998         March 30, 1997
                                     -------------------     -------------------
(in thousands of U.S. dollars)        Buy         Sell         Buy         Sell
                                     -------     -------     -------     -------
Japanese Yen                         $   410     $ 8,320     $  --       $13,802
British Pound Sterling                  --           280         945       4,054
Malaysian Ringgits                     4,120       2,056       5,440       2,861
Netherlands Guilders                   9,114        --          --          --
Philippines Pesos                       --           718        --          --
Singapore Dollars                        129        --          --          --
                                     -------     -------     -------     -------
                                     $13,773     $11,374     $ 6,385     $20,717
                                     =======     =======     =======     =======


The Company is exposed to credit-related losses if counterparties to financial instruments fail to perform their obligations. However, the Company does not expect any counterparties, which presently have high credit ratings, to fail to meet their obligations. The Company controls credit risk through credit approvals, limits and monitoring procedures including the use of high credit quality counterparties.

SUPPLEMENTARY FINANCIAL INFORMATION (UNAUDITED)
QUARTERLY RESULTS OF OPERATIONS
(in thousands, except per share data)


                                             Fiscal Year Ended March 29, 1998
                                    ----------------------------------------------------
                                       First        Second       Third        Fourth
                                      Quarter      Quarter      Quarter      Quarter
                                    ----------------------------------------------------

Revenues                             $ 148,873    $ 143,807    $ 144,235    $ 150,221
Asset impairment and other                 --           --           --           --
Gross profit                            56,336       55,164       55,042       56,303
Net income                               1,891        2,601        2,381        1,374
Basic earnings per share:
   Net income                             0.02         0.03         0.03         0.02
Diluted earnings per share:
   Net income                             0.02         0.03         0.03         0.02

                                             Fiscal Year Ended March 30, 1997
                                    ----------------------------------------------------
                                       First        Second       Third        Fourth
                                      Quarter      Quarter      Quarter      Quarter
                                    ----------------------------------------------------

Revenues                             $ 142,539    $ 120,485    $ 130,992    $ 143,197
Asset impairment and other              --           --           45,223       --
Gross profit                            70,923       38,194        2,146       55,059
Net income (loss)                        8,869      (10,334)     (42,918)       2,111
Basic earnings per share:
   Net income (loss)                      0.11        (0.13)       (0.55)        0.03
Diluted earnings per share:
   Net income (loss)                      0.11        (0.13)       (0.55)        0.03


ITEM 9. CHANGES  IN  AND  DISAGREEMENTS   WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
        FINANCIAL DISCLOSURE


Not applicable.

PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item with respect to the Company's Directors is incorporated herein by reference from the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended March 29, 1998, and the information required by this item with respect to the Company's executive officers is incorporated herein by reference from the section entitled "Executive Officers of the Registrant" in Part I, Item 4A of this Report.


ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference from the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated herein by reference from the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference from the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders.

PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

 (a) 1.  Financial Statements

              The following  consolidated  financial  statements are included in
              Item 8:

              - Consolidated Balance Sheets at March 29, 1998 and March 30, 1997
              - Consolidated  Statements  of  Operations  for each of the  three fiscal years in the period ended March 29, 1998
              - Consolidated  Statements  of Cash  Flows  for each of the  three fiscal years in the period ended March 29, 1998
              - Consolidated  Statements of Stockholders' Equity for each of the three fiscal years in the period ended March 29, 1998
              - Notes to Consolidated Financial Statements


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

10.1* Assignment of Lease dated October 30, 1985 between the Company and Synertek Inc. relating to 2975 Stender Way, Santa Clara, California (previously filed as Exhibit 10.4 to Annual Report on Form 10-K for the Fiscal Year Ended April 1, 1990).

10.2* Assignment of Lease dated October 30, 1985 between the Company and Synertek Inc. relating to 3001 Stender Way, Santa Clara, California (previously filed as Exhibit 10.5 to Annual Report on Form 10-K for Fiscal Year Ended April 1, 1990).

10.3* Lease dated October 23, 1989 between Integrated Device Technology International Inc. and RREEF USA FUND - III relating to 2972 Stender Way, Santa Clara, California (previously filed as Exhibit 10.6 to Annual Report on Form 10-K for the Fiscal Year Ended April 1, 1990).

10.4* First Deed of Trust and Assignment of Rents, Security Agreement and Fixture Filing dated March 28, 1990 between the Company and Santa Clara Land Title Company for the benefit of The Variable Annuity Life Insurance Company relating to 2670 Seeley Avenue, San Jose, California (previously filed as Exhibit 10.7 to Annual Report on Form 10-K for the Fiscal Year Ended April 1, 1990).

10.5* Amended and Restated 1984 Employee Stock Purchase Plan (previously filed as Exhibit 10.16 to the Quarterly Report on Form 10-Q for the Fiscal Quarter Ended October 2, 1994).**

10.6* 1994 Stock Option Plan, as amended through April 25, 1996 (previously filed as Exhibit 4.5 to the Registration Statement on Form S-8 (File Number 333-15871) filed on November 8, 1996).**

10.7* 1994 Directors Stock Option Plan and related documents (previously filed as Exhibit 10.18 to the Quarterly Report on Form 10-Q for the Fiscal Quarter Ended October 2, 1994).**

10.8* Form of Indemnification Agreement between the Company and its directors and officers (previously filed as Exhibit 10.68 to Annual Report on Form 10-K for the Fiscal Year Ended April 2, 1989).**

10.9* Manufacturing, Marketing and Purchase Agreement between the Company and MIPS Computer Systems, Inc. dated January 16, 1988 (previously filed as Exhibit to Annual Report on Form 10-K for the Fiscal Year Ended March 29, 1992) (Confidential Treatment Granted).

10.10* Preferred Stock Purchase Agreement dated January 14, 1992 among the Company, Berg & Berg Enterprises, Inc. and Quantum Effect Design, Inc. (previously filed as Exhibit 10.13 to Annual Report on Form 10-K for the Fiscal Year Ended March 29, 1992).

10.11* Patent License Agreement between the Company and American Telephone and Telegraph Company ("AT&T") dated May 1, 1992 (previously filed as
         Exhibit 19.1 to Quarterly Report on Form 10-Q for the Quarter Ended June 28, 1992) (Confidential Treatment Granted).

10.12* Patent License Agreement dated September 22, 1992 between the Company and Motorola, Inc. (previously filed as Exhibit 19.1 to Quarterly Report on Form 10-Q for the Quarter Ended September 27, 1992) (Confidential Treatment Granted).

10.13* Agreement between the Company and Texas Instruments Incorporated effective December 10, 1992, including all related exhibits, among others, the Patent Cross-License Agreement and the OEM Purchase Agreement (previously filed as Exhibit 19.1 to Quarterly Report on Form 10-Q for the Quarter Ended December 27, 1992) (Confidential Treatment Granted).

10.14* Series A Preferred Stock Purchase Agreement dated July 16,1992 among Monolithic System Technology, Inc. and certain purchasers (previously filed as Exhibit 10.12 to the Quarterly Report on Form 10-Q for the Fiscal Quarter Ended October 2, 1994).

10.15* Series B Preferred Stock Purchase Agreement dated March 1994 among Monolithic System Technology, Inc. and certain purchasers (previously filed as Exhibit 10.13 to the Quarter Report on Form 10-Q for the Fiscal Quarter Ended October 2, 1994).

10.16* Series C Preferred Stock Purchase Agreement dated June 13,1994 among Monolithic System Technology, Inc. and certain purchasers (previously filed as Exhibit 10.14 to the Quarterly Report on Form 10-Q for the Fiscal Quarter Ended October 2, 1994).

10.17* Domestic Distributor Agreement between the Company and Wyle Laboratories, Inc. Electronic Marketing Group dated as of April 15, 1994 (previously filed as Exhibit 10.15 to the Quarterly Report on Form 10-Q for the Fiscal Quarter Ended October 2, 1994).

10.18* Promissory Note dated April 28, 1995 between L. Robert Phillips and the Company and related document (previously filed as Exhibit 10.20 to the Annual report on Form 10-K for the Fiscal Year Ended April 2, 1995).**

10.19* Sublease of the Land and Lease of the Improvement by and between Sumitomo Bank Leasing and Finance, Inc. and the Company dated January 27, 1995 and related agreements thereto (previously filed as Exhibit
         10.21 to the Annual Report on Form 10-K for the Fiscal Year Ended April 2, 1995).

10.20* 1995 Executive Performance Plan (previously filed as Exhibit 10.22 to the Quarterly Report on Form 10-Q for the Fiscal Quarter Ended October 1, 1995).**

10.21* Letter amending Patent License Agreement between the Company and AT&T dated December 4, 1995 (previously filed as Exhibit 10.23 to the Annual Report on Form 10-K for the Fiscal Year Ended March 31, 1996) (Confidential Treatment Granted).

10.22* Lease dated July 1995 between Integrated Device Technology, Inc. and American National Insurance Company relating to 3250 Olcott Street, Santa Clara, California (previously filed as Exhibit 10.25 to the Annual Report for the Fiscal Year Ended March 31, 1996).

10.23* Registration Rights Agreement dated as of October 1, 1996 among the Company, Carl E. Berg and Mary Ann Berg (previously filed as Exhibit
         10.1 to the Quarterly Report on Form 10-Q for the Fiscal Quarter Ended December 29, 1996).

10.24    1997 Stock Option Plan.

10.25 Custom Sales Agreement between the Company and International Business Machines Corporation effective January 19, 1998. (Portions have been omitted and filed separately with the Commission in reliance on Rule 24b-2 and the Registrant's request for confidential treatment).

21.1     Subsidiaries of the Company.

23.1     Consent of Price Waterhouse LLP.

27.1     Financial Data Schedule.

27.2     Restated Financial Data Schedule.

27.3     Restated Financial Data Schedule.

27.4     Restated Financial Data Schedule.



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


INTEGRATED DEVICE TECHNOLOGY, INC.
Registrant

June 2, 1998                        By: /s/  Leonard C. Perham
                                        -----------------------------------
                                    Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                           Title                                               Date
/s/   D. John Carey                 Chairman of the Board                               June 2, 1998
      -----------------------

/s/   Leonard C. Perham             Chief Executive Officer and Director                June 2, 1998
      -----------------------          (Principal Executive Officer)

/s/   Alan F. Krock                 Vice President, Chief Financial Officer             June 2, 1998
      -----------------------          (Principal Financial and Accounting Officer)

/s/   Carl E. Berg                  Director                                            June 2, 1998
      -----------------------

/s/   John C. Bolger                Director                                            June 2, 1998
      -----------------------

/s/   Federico Faggin               Director                                            June 2, 1998
      -----------------------

SCHEDULE II


                                        INTEGRATED DEVICE TECHNOLOGY, INC.
                                         VALUATION AND QUALIFYING ACCOUNTS
                                           Balance at      Additions Charged
                                          Beginning of        to Cost and       Recoveries and     Balance at End
                                             Period             Expenses          Write-offs          of Period
(in thousands)
Allowance for returns and doubtful
accounts

Year ended March 31, 1996                     $ 3,830           $     808           $   (58)           $  4,580
Year ended March 30, 1997                       4,580               2,464               307               7,351
Year ended March 29, 1998                       7,351               3,849               (90)             11,110