Form 10-Q
period 1998-06-28
INTEGRATED DEVICE TECHNOLOGY INC
filed 1998-08-11
CIK 703361

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q
                            ------------------------

(MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 28, 1998

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE TRANSITION PERIOD FROM
                               --------------- TO
                               --------------- .

                          COMMISSION FILE NO. 0-12695

                            ------------------------

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

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

     The number of outstanding shares of the registrant's Common Stock, $.001 par value, as of July 26, 1998, was approximately 82,167,000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       INTEGRATED DEVICE TECHNOLOGY, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               THREE MONTHS ENDED
                                                              --------------------
                                                              JUN. 28,    JUN. 29,
                                                                1998        1997
                                                              --------    --------
Revenues....................................................  $134,487    $148,873
Cost of revenues............................................    93,198      92,537
Asset impairment and other..................................    28,916          --
                                                              --------    --------
Gross profit................................................    12,373      56,336
                                                              --------    --------
Operating expenses:
  Research and development..................................    39,425      29,822
  Selling, general and administrative.......................    26,534      22,364
                                                              --------    --------
          Total operating expenses..........................    65,959      52,186
                                                              --------    --------

Operating income (loss).....................................   (53,586)      4,150
Interest expense............................................    (3,287)     (3,743)
Interest income and other, net..............................     1,366       2,219
                                                              --------    --------
Income (loss) before income taxes...........................   (55,507)      2,626
Provision (benefit) for income taxes........................    (5,551)        735
                                                              --------    --------
Net income (loss)...........................................  $(49,956)   $  1,891
                                                              ========    ========
Basic net income (loss) per share...........................  $  (0.61)   $   0.02
Diluted net income (loss) per share.........................  $  (0.61)   $   0.02
Weighted average shares:
  Basic.....................................................    81,668      79,769
  Diluted...................................................    81,668      83,359

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                       INTEGRATED DEVICE TECHNOLOGY, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (UNAUDITED; IN THOUSANDS)

                                     ASSETS

                                                              JUNE 28,    MARCH 29,
                                                                1998        1998
                                                              --------    ---------
Current assets:
  Cash and cash equivalents.................................  $139,428    $146,114
  Short-term investments....................................    69,159      74,481
  Accounts receivable, net..................................    50,627      68,840
  Inventories, net..........................................    61,420      60,737
  Deferred tax assets.......................................    58,107      52,252
  Prepayments and other current assets......................    18,352      22,179
                                                              --------    --------
Total current assets........................................   397,093     424,603

Property, plant and equipment, net..........................   481,575     475,440
Other assets................................................    66,676      68,912
                                                              --------    --------
          Total Assets......................................  $945,344    $968,955
                                                              ========    ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................  $ 44,121    $ 57,572
  Accrued compensation and related expenses.................    13,270      15,853
  Deferred income on shipments to distributors..............    50,551      51,835
  Other accrued liabilities.................................    51,343      33,821
                                                              --------    --------
          Total current liabilities.........................   159,285     159,081
Convertible subordinated notes, net.........................   183,905     183,756
Long-term obligations.......................................    79,853      56,640
Deferred tax liabilities....................................    23,107      23,087
                                                              --------    --------
Total liabilities...........................................   446,150     422,564

Stockholders' equity:
  Preferred stock...........................................        --          --
  Common stock and additional paid-in capital...............   321,568     318,623
  Retained earnings.........................................   179,008     228,964
  Accumulated other comprehensive income (loss).............    (1,382)     (1,196)
                                                              --------    --------
Total stockholders' equity..................................   499,194     546,391
                                                              --------    --------
          Total Liabilities and Stockholders' Equity........  $945,344    $968,955
                                                              ========    ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                       INTEGRATED DEVICE TECHNOLOGY, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED; IN THOUSANDS)

                                                               THREE MONTHS ENDED
                                                              --------------------
                                                              JUNE 28,    JUNE 29,
                                                                1998        1997
                                                              --------    --------
OPERATING ACTIVITIES:
  Net income (loss).........................................  $(49,956)   $  1,891
  Adjustments:
     Depreciation and amortization..........................    32,010      26,654
     Loss on sale of property, plant and equipment..........       753          --
     Asset impairment and other.............................    18,916          --
  Changes in assets and liabilities:
     Accounts receivable....................................    18,213       3,203
     Inventories............................................      (683)     (2,029)
     Prepayments and other assets...........................     6,056      14,641
     Deferred tax assets....................................    (5,855)         --
     Accounts payable.......................................   (13,451)      4,048
     Accrued compensation and related expenses..............    (2,583)     (1,116)
     Deferred income on shipments to distributors...........    (1,284)     12,605
     Other accrued liabilities..............................     9,927          73
                                                              --------    --------
  Net cash provided by operating activities.................    12,063      59,970
                                                              --------    --------
INVESTING ACTIVITIES:
     Purchases of property, plant and equipment.............   (51,137)    (44,869)
     Proceeds from sales of property, plant and equipment...     1,261          --
     Purchases of short-term investments....................   (20,328)    (13,941)
     Proceeds from sales of short-term investments..........    25,732       4,905
     Purchases of equity investments........................        --     (12,090)
                                                              --------    --------
  Net cash used for investing activities....................   (44,472)    (65,995)
                                                              --------    --------
FINANCING ACTIVITIES:
     Issuance of common stock, net..........................     2,945       1,329
     Proceeds from secured equipment financing..............    23,961          --
     Payments on capital leases and other debt..............    (1,183)     (1,478)
                                                              --------    --------
  Net cash provided (used) by financing activities..........    25,723        (149)
                                                              --------    --------
Net decrease in cash and cash equivalents...................    (6,686)     (6,174)
Cash and cash equivalents at beginning of period............   146,114     155,149
                                                              --------    --------
Cash and cash equivalents at end of period..................  $139,428    $148,975
                                                              ========    ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                       INTEGRATED DEVICE TECHNOLOGY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

     1. In the opinion of Integrated Device Technology, Inc. ("IDT" or the "Company"), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial information included therein.

     These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended March 29, 1998. The results of operations for the three-month period ended June 28, 1998 are not necessarily indicative of the results to be expected for the full year.

     2. Certain 1997 amounts have been reclassified to conform to the 1998 presentation.

     3. In June 1998, the Company recorded a $34.6 million non-recurring charge, relating primarily to excess SRAM manufacturing equipment and technology licensing matters. The charge is reflected in the Condensed Consolidated Statements of Operations as follows: $28.9 million as cost of revenues, $5.5 million as research and development and $0.2 million as general and administrative.

     The first-quarter non-recurring charge includes a provision for excess manufacturing equipment. Reflecting current economic conditions in the SRAM marketplace, which continues to experience declines in both demand and price, the Company identified specific items of manufacturing equipment which are excess to its needs. The carrying value of excess equipment was reduced to its estimated fair market value.

     The non-recurring charge also reflects the Company's narrowing the focus of business development activities. As a result, the Company is discontinuing certain development efforts and has provided for remaining payments required under technology license agreements and recognized other related costs. The Company also provided for other intellectual property-related matters.

     4. Basic net income (loss) per share is based upon weighted-average common shares outstanding. Diluted net income (loss) per share is computed using the weighted-average common shares outstanding plus any potentially dilutive securities. Dilutive securities include stock options using the treasury stock method, and convertible debt using the if converted method.

     Following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the periods presented below:

                                                               QUARTER ENDED
                                                          ------------------------
                                                           JUNE 28,      JUNE 29,
                                                             1998          1997
                                                          ----------    ----------
                                                          (IN THOUSANDS EXCEPT PER
                                                               SHARE AMOUNTS)
Basic:
  Net income (loss)(numerator)..........................   $(49,956)      $ 1,891
                                                           ========       =======
  Weighted average shares outstanding (denominator).....     81,668        79,769
                                                           ========       =======
  Net income (loss) per share...........................   $  (0.61)      $   .02
                                                           ========       =======
Diluted:
  Net income (loss)(numerator)..........................   $(49,956)      $ 1,891
                                                           ========       =======
  Weighted average shares outstanding...................     81,668        79,769
  Net effect of dilutive stock options..................         --         3,590
                                                           --------       -------
Total shares (denominator)..............................     81,668        83,359
                                                           ========       =======
  Net income (loss) per share...........................   $  (0.61)      $   .02
                                                           ========       =======

     Options to purchase approximately 19.3 million shares were outstanding at June 28, 1998 (13.6 million at June 29, 1997) but have been excluded from the computation because they were antidilutive.

                       INTEGRATED DEVICE TECHNOLOGY, INC.

     5. The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income," as of the first quarter of fiscal 1999. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components. Adoption had no impact on the Company's net income (loss) or stockholders' equity.

     The following are the components of comprehensive income (loss):

                                                             QUARTER ENDED
                                                          --------------------
                                                          JUNE 28,    JUNE 29,
                                                            1998        1997
                                                          --------    --------
                                                             (IN THOUSANDS)
Net income (loss).......................................  $(49,956)    $1,891
Currency translation adjustments........................      (268)       154
Unrealized gain on available-for-sale investments.......        82        326
                                                          --------     ------
Comprehensive income (loss).............................  $(50,142)    $2,371
                                                          ========     ======

     The components of accumulated other comprehensive income (loss) were as follows:

                                                          JUNE 28,    MARCH 29,
                                                            1998        1998
                                                          --------    ---------
                                                             (IN THOUSANDS)
Cumulative translation adjustments......................  $(1,464)     $(1,196)
Unrealized gain on available-for-sale investments.......       82           --
                                                          -------      -------
                                                          $(1,382)     $(1,196)
                                                          =======      =======

     6. Inventories, net, consisted of the following:

                                                          JUNE 28,    MARCH 29,
                                                            1998        1998
                                                          --------    ---------
                                                             (IN THOUSANDS)
Raw materials...........................................  $ 3,304      $ 6,647
Work-in-process.........................................   42,703       40,276
Finished goods..........................................   15,413       13,814
                                                          -------      -------
                                                          $61,420      $60,737
                                                          =======      =======

     7. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes standards for accounting and reporting on derivatives and is effective for periods beginning after June 15, 1999. Early adoption is permitted. SFAS No. 133 requires that all derivatives be recognized in the balance sheet as assets or liabilities and measured at fair value. SFAS No. 133 also requires current recognition in earnings of changes of these fair values, depending on the intended use and designation of the derivative. The Company is currently evaluating the effects of SFAS No. 133 and has not determined its method or timing of adoption, nor the impact on its financial statements. However, the new requirement to report currency hedging derivatives at fair value will result in fluctuations in stockholders' equity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     All references are to the Company's fiscal periods ended June 28, 1998 ("Q1 1999") and June 29, 1997 ("Q1 1998"), unless otherwise indicated. Quarterly financial results may not be indicative of the financial results of future periods. All non-historical information contained in the following discussion constitutes forward looking statements within the meaning of Section 27a of the Securities Act of 1933, as amended, and Section 21e of the Securities Exchange Act of 1934, as amended. These statements are not guarantees of future performance and involve a number of risks and uncertainties, including but not limited to: operating results, new product introductions and sales, including the IDT WinChip(TM) microprocessor, competitive conditions, capital expenditures and capital resources, cash flows, manufacturing capacity utilization, customer demand, customer inventory levels, protection of intellectual property in the semiconductor industry, and the risk factors set forth in the section "Factors Affecting Future Results." Future results may differ materially from such forward looking statements as a result of such risks. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof.

IDT ANNOUNCES PLANS TO IMPROVE FINANCIAL RESULTS

     On July 22, 1998, the Company announced plans to improve its financial results. In the fourth quarter of fiscal 1998, IDT's forecast for fiscal 1999 anticipated a stronger semiconductor industry with higher sales volumes, better utilization of manufacturing capacity and improved profitability. Anticipated higher revenues and volumes did not materialize during Q1 1999 due to changed overall market conditions in the semiconductor industry, including lower demand and prices for SRAMs and x86 microprocessors, as well as continued declines in business in the Asia-Pacific region. In an effort to return to profitability, the Company plans to implement the following actions with a goal of generating annualized savings of more than $45 million:

     - Consolidation of manufacturing operations within the Company, including closing IDT's wafer fabrication facility located in San Jose, California. This decision reflects current industry oversupply conditions. IDT will replace manufacturing volumes from the San Jose facility by ramping production at its Hillsboro, Oregon and Salinas, California facilities.

     - Reduction in IDT's employee base by approximately 400 individuals during the next six months.

     - Consolidation of all operating activities of the Company, including manufacturing and product lines, under the direction of Executive Vice President Jerry Taylor to improve the Company's ability to allocate IDT's resources more efficiently and to eliminate duplication of effort within individual business units.

     IDT anticipates that Q2 1999 results will include an additional non-recurring charge of between $50 and $60 million on a pre-tax basis associated with these initiatives. Approximately $15 to $20 million of the non-recurring charges represent anticipated cash payments associated with de-installation of equipment, facility decommissioning and restoration and employee severance costs.

RESULTS OF OPERATIONS

REVENUES

     Revenues for Q1 1999 were $134.5 million, a decrease of 10.5% from the immediately prior quarter ("Q4 1998") and a decrease of 9.7% compared to Q1 1998. Net units shipped decreased approximately 8% and 5%, respectively, for the same comparison periods. In Q1 1999, SRAM and related module revenues declined. Decreases in SRAM and related revenues in Q1 1999 compared to Q4 1998 and Q1 1998 were approximately 26% and 34% respectively. In general, as of June 1998, the commodity SRAM market is experiencing declines in both demand and price. The Company has effectively exited the market for SRAM personal computer cache memory.

     During Q1 1999, revenues from the Company's WinChip(TM) x86 microprocessor and other products did not increase sufficiently to offset the decline in SRAM related revenues. Sales of WinChip microprocessors in Q1 1999 decreased in relation to sales in Q4 1998. No revenues were recorded for the sale of WinChip microprocessors during Q1 1998. During Q1 1999, communications memories revenues also declined compared to Q4 1998 and Q1 1998, while RISC microprocessor and logic revenues were essentially flat in Q1 1999 compared to Q4 1998. When compared to Q1 1998, RISC microprocessor revenues increased in Q1 1999, while logic revenues decreased. When comparing Q1 1999 to Q1 1998,the increase in RISC microprocessor revenues is primarily attributable to increased sales to IDT's computer network infrastructure equipment customers, while the decrease in revenues in other product lines is generally attributable to current industry excess capacity and lower levels of demand in the semiconductor marketplace, which as discussed below is cyclical in nature.

     The Company believes revenues and costs associated with new products will increase in future quarters as the Company executes product introduction strategies. Information on risks associated with the expansion of IDT's product families is included in "Factors Affecting Future Results."

     The semiconductor industry is highly cyclical and subject to significant downturns. Such downturns are characterized by diminished product demand, production over-capacity and accelerated average selling price erosion. The price the Company receives for its industry standard SRAM and other products is therefore dependent upon industry-wide demand and capacity, and such prices have been historically subject to rapid change. Low SRAM prices have adversely affected, and will likely continue to adversely affect, the Company's operating results.

GROSS PROFIT

     In Q1 1999, the Company recorded a non-recurring charge of $28.9 million which is specifically identified in the Company's Condensed Statements of Operations as a reduction in gross profit. The $28.9 million charge relates primarily to excess SRAM manufacturing equipment and certain technology licensing matters. The portion of the charge which pertains to excess SRAM related equipment is associated with equipment which is no longer used in the Company's normal operations because of changes in demand in the semiconductor marketplace or changes in the Company's product strategy. The equipment related portion of the charge was computed as the difference between the net book value of the equipment and third-party estimates of fair market value. Additionally, the Company recorded a charge of $5.7 million relating primarily to discontinuing certain technology development initiatives, which have been classified as research and development expenses in the Company's Condensed Statements of Operations.

     Gross profit for Q1 1999 was $12.4 million, including the $28.9 million charge for asset impairment and other non-recurring costs, compared to $56.3 million for Q1 1998. Excluding the $28.9 million charge for asset impairment and other, gross profit in Q1 1999 when compared to both Q4 1998 and Q1 1998 decreased by $15.0 to $41.3 million, and gross margin decreased from to 30.7% from 37.5% and 37.8%, respectively.

     Excluding the $28.9 million charge, the decline in gross margin is associated with lower revenues, higher manufacturing costs and the fixed nature of many the costs associated with semiconductor manufacturing facilities. In Q1 1999, IDT planned to manufacture and sell greater volumes of its products. However, because of changes in marketplace demand, especially for WinChip microprocessors, greater manufacturing volumes and sales revenues did not materialize. Also, costs associated with the eight-inch wafer fabrication facility in Oregon continued to adversely impact gross margin for Q1 1999, as these costs were not fully absorbed by additional revenues.

     In order to improve gross margin, as outlined above, IDT plans to consolidate its wafer manufacturing facilities from three facilities to two. The Company expects that it will be able to produce sufficient volumes of

---------------
(TM) WinChip and C6 are trademarks of Integrated Device Technology, Inc. All other brand names and products names are trademarks, registered trademarks or trade names of their respective holders.

products at its remaining wafer fabrication facilities to offset the product volumes currently manufactured at the facility which will be closed. Further, the Company believes that incremental available capacity, primarily at IDT's facility in Hillsboro, Oregon, together with available capacity at the Company's foundry partners, provide IDT with sufficient capacity to take advantage of improved business conditions once they occur. The Company believes that the consolidation of production volumes will improve planned levels of capacity utilization at the remaining facilities and provide the Company with a lower cost per unit produced.

RESEARCH AND DEVELOPMENT

     Research and development ("R&D") expenses increased by $9.7 million and $9.6 million for Q1 1999 compared to Q4 1998 and Q1 1998, respectively. R&D expenses for Q1 1999 included $5.5 million in non-recurring costs, primarily associated with discontinuing certain development efforts and related payments under technology license agreements. Excluding the non-recurring costs, when compared to Q4 1998, Q1 1999 R&D spending increased because of increased costs associated with process R&D. Specifically, the Company allocates costs associated with its manufacturing facilities between cost of goods sold and process R&D based upon activities performed. Therefore, because of lower production volumes associated with reduced demand in Q1 1999 and relatively constant process R&D activity, the allocation of manufacturing costs to process R&D expense increased. Also, during Q1 1999, R&D costs incurred at IDT's WinChip microprocessor design center and photomask costs associated with new products increased when compared to both Q4 1998 and Q1 1998. Management expects that in the coming quarters, R&D expense will decrease as IDT narrows its focus of development projects.

     Current R&D activities include developing the next generation of WinChip microprocessors for use in personal computer applications, conducting research into applications of high-speed DRAM technology for the communications market, developing RISC microprocessors for primarily communications and embedded control applications, developing an advanced SRAM architecture that significantly improves performance of communications applications requiring frequent switches between reads and writes, and developing a family of specialty memory products for the communications and networking markets.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative ("SG&A") expenses increased by $2.8 million and $4.2 million for Q1 1999 compared to Q4 1998 and Q1 1998, respectively. When comparing Q1 1999 to Q4 1998 and Q1 1998, SG&A costs associated with marketing efforts for WinChip microprocessors and costs associated with initiatives to implement and upgrade enterprise-wide management information systems, which will increase the availability and quality of management information, both increased. The Company expects that in the coming quarters, SG&A costs will decrease as management takes steps to reduce the level of these expenditures as a result of IDT's reduced revenue levels and fiscal 1999 business outlook.

INTEREST EXPENSE

     Interest expense is primarily associated with the 5.5% Convertible Subordinated Notes, due in 2002, and $21.0 million of secured equipment financing agreements completed in September 1996, which amortize over the term of the financing agreements. Interest expense decreased by approximately $.5 million from $3.7 million for Q1 1998 to $3.3 million for Q1 1999. The Company anticipates that interest expense will increase in future quarters in connection with additional secured equipment financing arrangements entered into in late Q1 1999.

INTEREST INCOME AND OTHER, NET

     Interest income and other, net, decreased from $2.2 million for Q1 1998 to $1.4 million for Q1 1999. Interest income and other, net, includes the Company's share of net earnings or losses of unconsolidated affiliates. When comparing Q1 1999 to Q1 1998, the decrease in interest income and other, net, is primarily associated with increases in IDT's share of affiliate net losses.

TAXES

     Income taxes have been provided in Q1 1999 at a rate of 10% versus 28% for the entire fiscal year of 1998. The provision for income taxes reflects management's estimated annualized effective tax rate for fiscal 1999 applied to earnings for the interim period. The lower fiscal 1999 rate reflects IDT's reduced business outlook for the year. The rate used differs from the U.S. statutory rate of 35% primarily due to earnings of foreign subsidiaries, considered permanently reinvested, being taxed at lower average rates than the U.S. statutory rate. Income taxes in state jurisdictions are not significant due to available state tax credits.

LIQUIDITY AND CAPITAL RESOURCES

     At June 28, 1998, cash and cash equivalents were $139.4 million, a decrease of $6.7 million from $146.1 million at March 29, 1998.

     The Company generated $12.1 million in cash from operating activities in Q1 1999, down from $60.0 million of funds from operations during Q1 1998.

     During Q1 1999, the Company's net cash used for investing activities was $44.5 million, including $51.1 million for capital expenditures.

     Cash provided by financing activities during Q1 1999 was $25.7 million as compared to cash used in the amount of $.1 million during the same quarter of fiscal 1998. The Company completed several equipment financing transactions during Q1 1999. The Company entered into capital leases under which it sold certain previously purchased semiconductor manufacturing equipment to leasing companies which leased them back to IDT for use at the Oregon fabrication facility. These lease transactions generated $19.0 million in cash proceeds. The Company also entered into other capital leases for manufacturing equipment during the quarter. In total, the Company's lease obligations under capital leases increased by $24.0 million in connection with these transactions.

     Under another leasing arrangement, equipment purchased for the Oregon fabrication facility with a net book value of $11.9 million at the time of the sale and leaseback transaction was sold to a leasing company and leased back for use at the Oregon facility under a lease classified as operating. The Company also entered into a $5.0 million secured loan arrangement which is collateralized by certain manufacturing assets. The Company is not required to maintain compliance with any financial covenants under any of these new financing and leasing arrangements.

     IDT anticipates capital expenditures of approximately $80 million during the remainder of fiscal 1999. The Company intends to finance these expenditures primarily through existing cash and investments. The Company may also investigate other financing alternatives, depending on whether available terms are favorable to the Company.

     The Company believes that existing cash and cash equivalents, cash flow from operations and existing credit facilities will be sufficient to meet its working capital, mandatory debt repayment and anticipated capital expenditure requirements for the next twelve months. However, there can be no assurance that the Company will not be required to seek other financing sooner or that such financing, if required, will be available on terms satisfactory to the Company. If the Company is required to seek additional financing sooner, the unavailability of financing on terms satisfactory to IDT could have a material adverse effect on the Company.

FACTORS AFFECTING FUTURE RESULTS

     The preceding discussion contains forward-looking statements, which are based on management's current expectations. These include, in particular, the statements related to revenues and gross profit, R&D and SG&A expenses and activities, interest expense, interest income and other, taxes, and capital spending and financing transactions. Actual results may differ materially.

     The Company's results of operations and financial condition are subject to the following risk factors:

     FLUCTUATIONS IN OPERATING RESULTS. IDT's operating results have been, and in the future may be, subject to fluctuations due to a wide variety of factors including the timing of or delays in new product and process technology announcements and introductions by the Company or its competitors; competitive pricing pressures, particularly in the SRAM commodity semiconductor memory and x86 microprocessor markets; fluctuations in manufacturing yields; changes in the mix of product sold; availability and costs of raw materials; the cyclical nature of the semiconductor industry; industry-wide wafer processing capacity; economic conditions in various geographic areas; and costs associated with other events, such as underutilization or expansion of production capacity, intellectual property disputes, or other litigation. Additionally, many of the preceding factors also impact the recoverability of the cost of manufacturing, deferred tax and other assets, and as business conditions change, future writedowns or abandonment of these assets may occur. Further, there can be no assurance that the Company will be able to compete successfully in the future against existing or potential competitors or that the Company's operating results will not be adversely affected by increased competition.

     CYCLICALITY OF THE SEMICONDUCTOR INDUSTRY. The semiconductor industry is highly cyclical. Market conditions characterized by excess supply of SRAMs relative to demand and resultant pricing declines have occurred in the past and may occur in the future. Although some competitors have made adjustments to the rate at which they will implement capacity expansion programs, the Company is unable to accurately estimate the amount of worldwide production capacity dedicated to industry-standard commodity products which it produces. A material increase in industry-wide production capacity, shift in industry capacity toward products competitive with the Company's products, reduced demand, or other factors could result in material declines in product pricing and could especially adversely affect that portion of the Company's operating results derived from the sale of industry-standard products. The Company seeks to manage costs, but there can be no assurance that these efforts will be sufficient to return to profitability.

     The Company ships a substantial portion of its products in the last month of a quarter. If anticipated shipments in any quarter do not occur, the Company's operating results for that quarter could be adversely affected. In addition, a substantial percentage of the Company's products, which include SRAM and x86 microprocessor products, are incorporated into computer and computer-related products, which have historically been characterized by significant fluctuations in demand. Demand for certain of the Company's products is dependent upon growth in the communications market. Any slowdown in the computer and related peripherals or communications markets could adversely affect the Company's operating results.

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

     RISKS ASSOCIATED WITH EXPANSION OF PRODUCT FAMILIES -- X86
MICROPROCESSORS. The Company commenced shipments of the WinChip microprocessor, IDT's first member of its x86 microprocessor product family in the third quarter of fiscal 1998. This product represents the Company's first offering to the PC microprocessor market, which is characterized as a large market dominated by Intel Corporation ("Intel"), with a very limited number of other competitors. IDT's success in competing in this market, and therefore the financial results associated with selling products to this market, are subject, but not limited to, the following significant risks and uncertainties:

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

     In addition, IDT's x86 microprocessor products are currently targeted at the low cost desktop and mobile product categories of the microprocessor market. Intel also offers products which are purchased by PC manufacturers in these market categories. Intel's financial strength and market dominance have enabled it to reduce prices on its microprocessor products within a short period of time following their introduction, which reduces the margins and profitability of its competitors. Further, Intel's marketing resources are far greater than IDT's. Therefore, Intel's pricing and marketing strategies in the categories of the microprocessor market targeted by IDT significantly impact IDT's efforts to serve this market and, therefore, IDT's results of operations.

     In order for customers to purchase IDT's x86 microprocessors, IDT's products must be compatible with other components supplied to PC manufacturers such as core-logic chip sets, motherboards, basic input/output system (BIOS) software and others which are manufactured or produced by other companies, including Intel and companies in which Intel has strategic investments. In addition, these companies are able to produce chip sets, motherboards, BIOS software and other components to support each new generation of Intel's microprocessors only to the extent that Intel makes its related proprietary technology available. New versions of microprocessor products that Intel sells are available only in the form of a chip module that is not compatible with "Socket 7" motherboards. Therefore, Intel may cease supporting the Socket 7 motherboard infrastructure as it transitions to its latest generation microprocessors. Because IDT's processor is designed to be Socket 7 compatible, and will not work with motherboards designed for Intel's new chip module, should IDT and other companies serving the x86 microprocessor market not be successful in offering products which extend the life of the Socket 7 infrastructure, IDT would be required to expend potentially significant resources to redesign its microprocessor product offerings. There can be no assurance that the Company would be successful in such efforts.

     The market for x86 microprocessors is currently characterized by short product life cycles, rapid decreases in ASP's, and migration to increasingly higher performance microprocessors. Failure by IDT to offer WinChip microprocessors in sufficient quantities and with the speed and other performance characteristics desired by customers could adversely impact the Company's results of operations.

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

     As described above, in fiscal 1998, IDT contracted with IBM for x86 microprocessor wafer manufacturing services using IBM's CMOS process technology. As IDT increases the number of products offered within the WinChip family of microprocessors and as demand for these products increases, IDT intends, during its fiscal 1999, to begin to utilize IBM's manufacturing services to increase the available volume of WinChip microprocessors. The terms and conditions of the IBM manufacturing services agreement require IDT to forecast in advance production quantities that it will purchase and, once production quantities are ordered, the contract limits IDT's ability to change desired quantities of IBM manufactured products. Products purchased under the IBM manufacturing services agreement must meet certain agreed to acceptance criteria. However, these acceptance criteria do not include the number of usable WinChip processors per wafer nor the speed at which they will operate. Should IDT not accurately forecast the demand for IBM manufactured WinChip products, or should the number of good WinChip processors per IBM manufactured wafer and the speed at which they operate not meet or exceed these and other characteristics of IDT manufactured products, IDT's results of operations will be adversely impacted.

     Compatibility With Software and Performance Certifications. IDT has obtained WinChip certifications from Microsoft Corp. and other appropriate certifications from recognized testing organizations. Failure to obtain and maintain such certifications for future microprocessor products could substantially impair the Company's ability to market and sell its future x86 products.

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

     MANUFACTURING RISKS. Historically, the Company has utilized subcontractors for the majority of its incremental assembly requirements, typically at higher costs than its own Malaysian and Philippines assembly and test operations. The Company expects to continue utilizing subcontractors extensively to supplement its own production volume capacity. Due to production lead times, any failure by the Company to adequately forecast the mix of product demand could adversely affect the Company's sales and operating results. The Company is increasing the production capacity of its Oregon facility to manufacture IDT WinChip products and absorb the production volumes from its San Jose wafer fabrication facility, which the Company plans to close. This capacity expansion program in Oregon faces a number of substantial risks including, but not limited to, equipment delays or shortages, power interruptions or failures, and manufacturing start-up or process problems. From time to time, the Company has experienced production difficulties that have caused delivery delays and quality problems. There can be no assurance that the Company will not experience manufacturing problems and product delivery delays in the future as a result of, among other things, changes to its process technologies, and ramping production and installing new equipment at its facilities, including the facility in Oregon. Further, the Company's older wafer fabrication facilities are located relatively near each other in Northern California. If the Company were unable to use these facilities, as a result of a natural disaster or otherwise, the Company's operations would be materially adversely affected until the Company was able to obtain other production capability. The Company does not carry earthquake insurance on its facilities, as adequate protection is not offered at economically justifiable rates. The Company's capacity additions have resulted in a significant increase in fixed and variable operating expenses which may not be fully offset by additional revenues for some time. Historically, the Company has expensed the operating expenses associated with bringing a new fabrication facility to commercial production status as R&D in the period such expenses were incurred. However, as commercial production at a new fabrication facility commences, the operating costs are classified as cost of revenues, and the Company begins to recognize depreciation expense relating to the facility. Accordingly, as the Oregon fabrication facility now contributes to revenues, the Company recognizes substantial operating expenses associated with the facility as cost of revenues, which has reduced gross margins. As commercial production continues in fiscal 1999, the Company anticipates incurring substantial additional operating costs and depreciation expenses relating to this facility. Accordingly, if revenue levels do not increase sufficiently to offset these additional expense levels, or if the Company is unable to achieve gross margins from products produced at the Oregon facility that are comparable to the Company's current products, the Company's future results of operations could be adversely impacted.

     The Company has announced plans to improve its operating results through consolidation of certain manufacturing and other activities, together with headcount reductions and other actions. There can be no assurance that the expected cost savings from these plans will be sufficient to return the Company to profitability.

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

     Historically, IDT has been significantly dependent on the design capabilities of Quantum Effect Design, Inc. ("QED"), an equity affiliate, for the design and development of derivatives of 64-bit MIPS(R) RISC-based microprocessors. Currently there are no development contracts in effect between QED and IDT, and the Company is now designing and developing derivatives of MIPS RISC-based microprocessors in-house. As necessary to supplement its in-house design capabilities, from time to time, IDT may contract with third party semiconductor designers other than QED. As with all new products, there is significant risk that the Company or its contractors will not do so successfully. See "Business -- Products and Markets" and "-- Research and Development."

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

     VOLATILITY OF COMMON STOCK AND NOTES PRICES. The Company's Common Stock and Convertible Subordinated Notes ("Notes") have experienced substantial price volatility and such volatility may occur in the future, particularly as a result of quarter-to-quarter variations in the actual or anticipated financial results of the Company, the companies in the semiconductor industry or in the markets served by the Company, or announcements by the Company or its competitors regarding new product introductions. In addition, the stock market has experienced extreme price and volume fluctuations that have affected the market price of many technology companies' stock in particular. These factors may adversely affect the price of the Common Stock and Notes.

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

     The Company has completed an initial assessment of the extent to which Year 2000 issues may be incorporated into certain products which it sells to its customers. It did not find any Year 2000 related issues in products which IDT sells to customers. The Company is now in communication with its critical suppliers, large customers and other outside parties in an effort to identify and mitigate Year 2000 matters originating from dependent third parties which may adversely affect the Company.

     Based on the Company's continuing assessment, IDT needs to replace or materially modify many of its software applications, including those critical to the Company's normal operations, in order to both avoid significant Year 2000 issues and meet the Company's business requirements. The Company is continuing to execute its existing plans to upgrade or replace software. While Year 2000 compliance is an important software feature which the Company considers when purchasing software, the system upgrades and replacements purchased by the Company also contain important functional improvements which are necessary for IDT to be competitive as a multinational semiconductor manufacturing company. By the year 2000, over a five-year period, the Company will have replaced substantially all of its enterprise wide systems. The Company has not allocated a portion of the total project cost to the Year 2000 issue. IDT does not believe the incremental project cost associated with Year 2000 compliance to be material, as this feature is included with software purchased by the Company to satisfy its business needs. In consideration of recently issued guidance from the Securities and Exchange Commission concerning disclosure of Year 2000 issues, the Company is reviewing potential additional disclosure requirements for future filings.

     During the process of replacing, upgrading and reprogramming internal software programs, the Company has formed internal and external teams who are devoted to upgrading, replacing or modifying IDT's existing programs, including those which are not Year 2000 compliant. These teams also test the results of their work to ensure effectiveness. There can be no assurance, that all critical Year 2000 problems have or will be identified or that the Company will be able to procure all of the resources necessary to replace all critical Year 2000-deficient software applications on a timely basis. There can also be no assurance that the critical Year 2000-deficient software programs of the parties on which the Company depends will be converted on a timely basis or not converted to systems which are incompatible with the Company's systems.

                           PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On July 31, 1998, a lawsuit was filed by Lemelson Medical Education & Research Foundation, Limited Partnership ("plaintiff "), against the Company and 25 other corporate defendants. The lawsuit, which alleges that the defendants are infringing upon 16 patents issued to plaintiff, was filed in the United States District Court for the District of Arizona, case no. 98 1413PHXPGR. In the lawsuit, plaintiff seeks an injunction and damages in an unspecified amount.

ITEM 5. OTHER INFORMATION

     The following statement is provided pursuant to Rule 14a-5 promulgated under the Securities Exchange Act of 1934, as amended: Proxies solicited by the Company for the Company's 1999 Annual Meeting of Stockholders will be voted in the discretion of the persons voting such proxies with respect to all proposals presented by stockholders for consideration at such meeting after May 26, 1999.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibit is filed herewith:

    EXHIBIT NO.                            DESCRIPTION
    -----------                            -----------
    27             Financial Data Schedule

(b) Reports on Form 8-K:

     No reports have been filed on Form 8-K during this quarter.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               INTEGRATED DEVICE TECHNOLOGY, INC.

Date: August 10, 1998                                      /s/ LEONARD C. PERHAM
                                               ----------------------------------------------
                                                             Leonard C. Perham
                                                          Chief Executive Officer
                                                         (duly authorized officer)

Date: August 10, 1998                                        /s/ ALAN F. KROCK
                                               ----------------------------------------------
                                                               Alan F. Krock
                                                  Vice President, Chief Financial Officer
                                                       (principal accounting officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
  27       Financial Data Schedule