Form 10-Q
period 1998-09-27
INTEGRATED DEVICE TECHNOLOGY INC
filed 1998-11-10
CIK 703361

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 27, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to ______.


                           Commission File No. 0-12695


                       INTEGRATED DEVICE TECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                            94-2669985
    (State or other jurisdiction of                              (I.R.S. Employer
    incorporation or organization)                              Identification No.)

            2975 STENDER WAY,
        SANTA CLARA, CALIFORNIA                                        95054
(Address of principal executive offices)                             (Zip Code)

       Registrant's telephone number, including area code: (408) 727-6116

                                      NONE

              Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

The number of outstanding shares of the registrant's Common Stock, $.001 par value, as of October 25, 1998, was approximately 82,278,000.

================================================================================

PART I   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE DATA)

                                   Three Months Ended          Six Months Ended
                                   Sep. 27,   Sep. 28,       Sep. 27,    Sep. 28,
                                     1998       1997            1998       1997
                                  --------------------       --------------------
Revenues                          $ 130,635  $ 143,807       $ 265,122  $ 292,680

Cost of revenues                     89,983     88,643         183,181    181,180
Asset impairment and other          131,944         --         160,860         --
Restructuring charges                46,384         --          46,384         --
                                  --------------------       --------------------

Gross profit                       (137,676)    55,164        (125,303)   111,500
                                  --------------------       --------------------

Operating expenses:
  Research and development           36,440     30,632          75,865     60,454
  Selling, general and
    administrative                   25,709     20,048          52,243     42,412
                                  --------------------       --------------------

Total operating expenses             62,149     50,680         128,108    102,866
                                  --------------------       --------------------

Operating income (loss)            (199,825)     4,484        (253,411)     8,634

Interest expense                     (3,515)    (3,512)         (6,802)    (7,255)
Interest income and other, net        1,428      2,641           2,794      4,860
                                  --------------------       --------------------

Income (loss) before income
   taxes                           (201,912)     3,613        (257,419)     6,239

Provision for income taxes           35,173      1,012          29,622      1,747
                                  --------------------       --------------------


Net income (loss)                 $(237,085) $   2,601       $(287,041) $   4,492
                                  ====================       ====================

Basic net income (loss)
   per share                      $   (2.88) $    0.03       $   (3.50) $    0.06
Diluted net income (loss)
   per share                      $   (2.88) $    0.03       $   (3.50) $    0.05

Weighted average shares:
   Basic                             82,412     80,010          82,040     79,889
   Diluted                           82,412     83,669          82,040     83,412

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED; IN THOUSANDS)

                                               Sep. 27,       Mar. 29,
                                                 1998           1998
                                             --------------------------
ASSETS
Current assets:
   Cash and cash equivalents                  $ 128,976       $ 146,114
   Short-term investments                        73,946          74,481
   Accounts receivable, net                      48,499          68,840
   Inventories, net                              55,693          60,737
   Prepayments and other current assets          36,954          74,431
                                             --------------------------
Total current assets                            344,068         424,603

Property, plant and equipment, net              307,952         475,440
Other assets                                     68,582          68,912
                                             --------------------------
TOTAL ASSETS                                  $ 720,602       $ 968,955
                                             ==========================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                            $  34,517       $  57,572
  Accrued compensation and related expenses      14,894          15,853
  Deferred income on shipments to
       distributors                              38,905          51,835
  Other accrued liabilities                      69,221          33,821
                                                -----------------------
Total current liabilities                       157,537         159,081

Convertible subordinated notes, net             184,055         183,756
Other liabilities                               107,703          79,727
                                               ------------------------
Total liabilities                               449,295         422,564

Stockholders' equity:
  Preferred stock                                    --              --
  Common stock and additional paid-in capital   329,672         318,623
  Retained earnings (deficit)                   (58,077)        228,964
  Accumulated other comprehensive loss             (288)         (1,196)
                                               ------------------------
Total stockholders' equity                      271,307         546,391
                                               ------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $ 720,602       $ 968,955
                                               ========================

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED; IN THOUSANDS)

                                                       Six Months Ended
                                                    Sep. 27,       Sep. 28,
                                                      1998           1997
                                                  --------------------------
 OPERATING ACTIVITIES:
  Net income (loss)                               $(287,041)       $   4,492
  Adjustments:
    Depreciation and amortization                    64,361           55,109
    Loss on sale of property, plant and equipment       792               --
    Deferred tax assets                              29,145               --
    Restructuring, asset impairment and other       179,428               --

  Changes in assets and liabilities:
      Accounts receivable                            20,341           13,593
      Inventories                                     5,044           (4,517)
      Income tax receivable                           7,309           33,613
      Prepayments and other assets                    5,805              365
      Accounts payable                              (23,055)           3,269
      Accrued compensation and related expenses        (959)             947
      Deferred income on shipments to
          distributors                              (12,930)           8,107
      Other accrued liabilities                      36,837            4,143
                                                  --------------------------
  NET CASH PROVIDED BY OPERATING ACTIVITIES          25,077          119,121
                                                  --------------------------
INVESTING ACTIVITIES:
    Purchases of property, plant and equipment      (77,895)         (73,540)
    Proceeds from sales of property, plant and
          equipment                                   1,354              192
    Purchases of short-term investments             (38,503)         (16,119)
    Proceeds from sales of short-term
          investments                                39,932            4,905
    Purchases of equity investments                      --          (12,090)
                                                  --------------------------
  NET CASH USED FOR INVESTING ACTIVITIES            (75,112)         (96,652)
                                                  --------------------------
FINANCING ACTIVITIES:
    Issuance of common stock, net                     4,756            3,079
    Proceeds from secured equipment financing        31,764               --
    Payments on capital leases and other debt        (3,623)          (2,959)
                                                  --------------------------
  NET CASH PROVIDED BY FINANCING ACTIVITIES          32,897              120
                                                  --------------------------
Net increase (decrease) in cash and cash
          equivalents                               (17,138)          22,589

CASH AND CASH EQUIVALENTS AT BEGINNING OF
     PERIOD                                         146,114          155,149
                                                  --------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD        $ 128,976        $ 177,738
                                                  ==========================

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

These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended March 29, 1998. The results of operations for the three- and six-month periods ended September 27, 1998 are not necessarily indicative of the results to be expected for the full year.

2. Certain fiscal 1998 amounts have been reclassified to conform to the fiscal 1999 presentation.

3. In the first quarter of fiscal 1999, the Company recorded a $34.6 million non-recurring charge, relating primarily to excess SRAM manufacturing equipment and technology licensing matters. The non-recurring charge includes a provision for excess manufacturing equipment. Reflecting current economic conditions in the SRAM marketplace, which continues to experience declines in both demand and price, the Company identified specific items of manufacturing equipment which were excess to its needs. The carrying value of excess equipment was reduced to its estimated fair market value.

The non-recurring charge also reflects the Company's narrowing the focus of its business development activities. The Company discontinued certain development efforts and provided for remaining payments required under technology license agreements and recognized other related costs. The Company also provided for other intellectual property-related matters.

The charge is reflected in the Condensed Consolidated Statements of Operations as follows: $28.9 million as cost of revenues, $5.5 million as research and development and $.2 million as general and administrative.

4. In the second quarter of fiscal 1999, the Company recorded non-recurring charges of $46.4 million for restructuring and $131.9 million for asset impairment and other which are specifically identified in the Condensed Consolidated Statements of Operations as a reduction in gross profit. The $46.4 million restructuring charge relates primarily to a provision for exit and closure costs associated with the San Jose, Calif. wafer fabrication facility, which the Board of Directors decided to close. Manufacturing activities in this facility are expected to cease by the end of 1998, at which time the Company plans to complete the termination of approximately 400 employees, primarily in manufacturing departments. IDT is pursuing the sale of surplus used equipment from the San Jose facility. However, as there is currently a significant oversupply of such equipment available for sale, IDT cannot determine the amount of time required to completely liquidate the surplus equipment. The Company expects annual cost savings of approximately $45 million as a result of these restructuring actions.

The following table sets forth the Company's restructuring expense for the quarter ended September 27, 1998 and the reserve balance as of that date:

                                           Q2 1998                    Balance
                                           Expense    Utilized     Sep. 27, 1998
                                           -------   --------          -------
Write-down of fixed assets                 $33,047   $(33,047)              --
Severance and other employee
  related charges                            2,620       (308)           2,312
Closure costs for manufacturing
  facility                                  10,717       (496)          10,221
                                           -------   --------          -------
                                           $46,384   $(33,851)         $12,533
                                           =======   ========          =======

The $131.9 million asset impairment and other charge relates primarily to an asset impairment reserve recorded against the manufacturing assets of IDT's eight-inch wafer fabrication facility in Oregon. The Company determined that due to excess industry capacity and low prices for semiconductor products manufactured in the Oregon facility, future undiscounted cash flows related to its wafer fabrication assets were insufficient to recover the carrying value of the assets. As a result, the Company wrote down these assets to estimated fair market value based primarily on appraisals and estimates from independent parties.

Additionally, the Company recorded a charge of $3.3 million relating primarily to retention costs for manufacturing and research and development staff employed at the San Jose fabrication facility which were recorded as cost of revenues and research and development expenses in the Condensed Consolidated Statements of Operations. These costs are being expensed ratably over the retention period of the employees.

5. Basic net income (loss) per share is based upon weighted-average common shares outstanding. Diluted net income (loss) per share is computed using the weighted-average common shares outstanding plus any potentially dilutive securities. Dilutive securities include stock options using the treasury stock method, and convertible debt using the if converted method.

Following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the periods presented below:

                                   Three Months Ended          Six Months Ended
(in thousands except per           Sep. 27,   Sep. 28,       Sep. 27,    Sep. 28,
share amounts)                       1998       1997            1998       1997
                                  --------------------       --------------------
  Basic:

  Net income (loss)(numerator)    $(237,085) $  2,601        $(287,041) $  4,492
                                  ===================        ===================
  Weighted average shares
      outstanding (denominator)      82,412    80,010           82,040    79,889
                                  ===================        ===================
  Net income (loss) per share     $   (2.88) $    .03        $   (3.50) $    .06
                                  ===================        ===================
  Diluted:

  Net income (loss)(numerator)    $(237,085) $  2,601        $(287,041) $  4,492
                                  ===================        ===================
  Weighted average shares
    outstanding                      82,412    80,010           82,040    79,889
  Net effect of dilutive stock
    options                              --     3,659               --     3,523
                                  -------------------        -------------------
  Total shares (denominator)         82,412    83,669           82,040    83,412
                                  ===================        ===================
  Net income (loss) per share     $   (2.88) $    .03        $   (3.50) $    .05
                                  ===================        ===================

Options to purchase approximately 19.0 million shares were outstanding at September 27, 1998 (13.4 million at September 28, 1997) but have been excluded because they were antidilutive.

6. On November 2, 1998, IDT and Quality Semiconductor, Inc. ("QSI") announced the signing of a definitive agreement for QSI to be acquired by IDT through the merger of a new wholly owned subsidiary of IDT into QSI. Under the terms of the agreement, each issued and outstanding common share of QSI will be exchanged for
 .6875 shares of IDT Common Stock. The merger is planned to close during the fourth quarter of IDT's fiscal 1999 and is intended to be accounted for as a pooling of interests.

7. The Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income," as of the first quarter of fiscal 1999. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components. Adoption had no impact on the Company's net income (loss) or stockholders' equity.

The components of comprehensive income (loss) were as follows:

                                                      Three months ended
     (in thousands)                                 ----------------------
                                                     Sep. 27      Sep. 28
                                                       1998        1997
                                                    ----------------------
     Net income (loss)                              $(237,085)    $  2,601
     Currency translation adjustments                     282         (697)
     Unrealized gain on
        available-for-sale investments                    812          743
                                                    ----------------------
     Comprehensive income (loss)                    $(235,991)    $  2,647
                                                    ======================


                                                        Six months ended
     (in thousands)                                 ----------------------
                                                     Sep. 27      Sep. 28
                                                       1998        1997
                                                    ----------------------

     Net income (loss)                              $(287,041)    $  4,492
     Currency translation adjustments                      14         (371)
     Unrealized gain on
        available-for-sale investments                    894          897
                                                    ----------------------
     Comprehensive income (loss)                    $(286,133)    $  5,018
                                                    ======================

The components of accumulated other comprehensive income (loss) were as follows:

                                                     Sep. 27      Mar. 29,
     (in thousands)                                    1998        1998
                                                    ----------------------
     Cumulative translation
        adjustments                                 $  (1,182)    $ (1,196)
     Unrealized gain on
        available-for-sale
        investments                                       894           --
                                                    ----------------------
                                                    $   (288)     $ (1,196)
                                                    ======================

8. Inventories, net, consisted of the following:

                                                     Sep. 27      Mar. 29,
     (in thousands)                                    1998        1998
                                                    ----------------------
     Raw materials                                  $  4,056      $  6,647
     Work-in-process                                  37,204        40,276
     Finished goods                                   14,433        13,814
                                                    ----------------------
                                                    $ 55,693      $ 60,737
                                                    ======================

9. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes standards for accounting and reporting on derivatives and is effective for periods beginning after June 15, 1999. Early adoption is permitted. SFAS No. 133 requires that all derivatives be recognized in the balance sheet as assets or liabilities and measured at fair value. SFAS No. 133 also requires current recognition in earnings of changes in these fair values, depending on the intended use and designation of the derivative. The Company is currently evaluating the effects of SFAS No. 133 and has not determined its method or timing of adoption, nor the impact on its financial statements. However, the new requirement to report currency hedging derivatives at fair value could result in fluctuations in stockholders' equity.

10. On July 31, 1998, a lawsuit was filed by Lemelson Medical Education & Research Foundation, Limited Partnership ("plaintiff"), against the Company and 25 other corporate defendants. The lawsuit, which alleges that the defendants are infringing upon 16 patents issued to the plaintiff, was filed in the United States District Court for the District of Arizona. The plaintiff seeks an injunction and damages in an unspecified amount. In the opinion of management, the ultimate outcome of this litigation will not have a material adverse impact on the Company's results of operations or financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All references are to the Company's fiscal quarters ended September 27, 1998 ("Q2 1999"), September 28, 1997 ("Q2 1998"), June 28, 1998 ("Q1 1999") and June
29, 1997 ("Q1 1998"), unless otherwise indicated. Quarterly financial results may not be indicative of the financial results of future periods. All non-historical information contained in the following discussion constitutes forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are not guarantees of future performance and involve a number of risks and uncertainties, including but not limited to: operating results, new product introductions and sales, including the IDT WinChip(TM) microprocessor, competitive conditions, capital expenditures and capital resources, cash flows, manufacturing capacity utilization, customer demand, customer inventory levels, protection of intellectual property in the semiconductor industry, and the risk factors set forth in the section "Factors Affecting Future Results." Future results may differ materially from such forward looking statements as a result of such risks. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof.

HISTORICAL INFORMATION RELATING TO FISCAL 1999 RESTRUCTURING AND ASSET IMPAIRMENT AND OTHER CHARGES AND ACTIONS TAKEN

In the first two quarters of fiscal 1999, IDT recorded $207.2 million in charges related to asset impairment and restructuring, which are specifically identified in the Condensed Consolidated Statements of Operations, and an additional $9.0 million of non-recurring charges, which were recorded as operating expenses. These charges relate principally to closure of one of three wafer fabrication facilities located in the United States, recording an asset impairment reserve against the carrying value of one of the remaining facilities, discontinuing research initiatives and costs associated with intellectual property matters. These charges are discussed below under the captions "Gross Profit," "Research and Development" and "Selling, General and Administrative."

During the period from fiscal 1994 through fiscal 1996, IDT's sales volume grew significantly, from $330 million more than doubling to $680 million. The growth was principally based upon strong demand for SRAM products, especially cache memory products for use in personal computers. At the peak of demand for IDT's SRAM products, sales of SRAM and related products accounted for approximately 45% of IDT's revenues.

As business conditions in the semiconductor industry improved through the mid-1990s, the Company took steps to significantly expand its manufacturing capacity. Most notably, the Company constructed the Oregon fabrication facility and the assembly and test facility located in Manila, the Philippines. During the period fiscal 1995 through fiscal 1998, IDT expended in excess of $700 million for acquisitions of property, plant and equipment.

In addition to providing incremental manufacturing capacity, the Oregon facility provides the Company with advanced wafer fabrication technology and capability. However, the cost of such advanced wafer manufacturing technology and capability is significant. To recover such costs, semiconductor manufacturers must be able to amortize device design, equipment and facility acquisition costs over a significant volume of products whose selling price reasonably reflects the advanced level of technology employed in their design and manufacture.

As IDT's additions to manufacturing capacity became available for use in fiscal 1997, business conditions in the memory sector of the semiconductor industry changed dramatically. Selling prices of industry standard SRAM components fell as much as 80% over an approximate 12 month period. The price decreases were the result of a significant increase in market supply of industry standard SRAM parts attributable to IDT's principally foreign competitors, such as Samsung, Winbond, UMC, other Taiwanese and Korean companies allocating increased capacity to SRAM products. Also, U.S. based companies with Taiwan- and Korean-sourced SRAM wafers from foundries such as TSMC provided additional product supply. These competitors employed market pricing strategies at a time when market demand slowed as customers reduced the level of inventories carried.

As a result of the difficult operating conditions which have existed in the semiconductor industry for the past few years, and which intensified in the middle of calendar 1998, including excess product supply and low prices, IDT is consolidating and streamlining manufacturing operations within the Company, including closing its wafer fabrication facility located in San Jose, California. This operational decision primarily reflects industry oversupply conditions.

The Company has moved away from dependence on industry standard products, plans to expand the range of its products manufactured in Oregon, and, as noted above, has taken active steps to increase the level of manufacturing facility utilization. However, the products historically manufactured in the Oregon facility and planned for the near term are principally SRAM and x86 microprocessor products (which x86 products represent a small percentage of IDT's total revenues). The pricing of these products in today's marketplace remains low. As a result of current low market prices, the cash flows generated by sales of products manufactured in Oregon are disproportionate to the cost of the facility and are significantly less than the cash flows generated by IDT's other comparable manufacturing activities.

The Company performed an asset impairment review for the Oregon facility based upon IDT's operating conditions, and concluded that, despite the closure of its San Jose facility, IDT is still in a position of overcapacity. The impairment review revealed that currently projected production volumes and related cash flows from the Oregon facility would not be sufficient to recover the carrying value of that manufacturing facility. Therefore, in accordance with current accounting literature, IDT concluded that the carrying value of the Oregon manufacturing assets is impaired and has written down the carrying values of these assets to fair market value, as estimated by third parties with significant experience in marketing and selling used semiconductor equipment.

As discussed below, the semiconductor industry is cyclical in nature, and while demand and prices for the products manufactured at the Oregon facility may improve, the timing and degree of any such recovery is uncertain.

RESULTS OF OPERATIONS
REVENUES

Revenues for Q2 1999 and the six months ended September 27, 1998 were $130.6 million and $265.1 million, respectively. Sales for Q2 1999 decreased 2.9% from $134.5 million recognized in Q1 1999 and decreased 9.2% compared to revenues of $143.8 million for Q2 1998. Revenues of $265.1 million for the six-month period ended September 27, 1998 were 9.4% lower than the $292.7 million recognized in the comparable period of the prior fiscal year.

When comparing revenues for Q2 1999 to Q1 1999, revenues from the sale of the Company's WinChip(TM) x86 microprocessors increased, and sales of SRAM memory products remained essentially unchanged. However, product sales volumes for other IDT products, which include communications memories, logic products and RISC microprocessors, decreased, primarily reflecting an ongoing period of product oversupply, related contraction of inventories held by customers, and continued economic uncertainty in the semiconductor marketplace in Asia. Net units shipped in Q2 1999 decreased approximately 6.4% and 9.0%, respectively, compared to Q1 1999 and Q2 1998. Net units shipped during the first six months of fiscal 1999 decreased 7.0% compared to the same period in fiscal 1998.

Sales of WinChip microprocessors in Q2 1999 increased in relation to sales for all comparative periods. In addition to selling WinChip products in the United States, IDT has increased unit sales through product distribution channels in emerging markets such as those in Asia and Europe. The average selling price realized per unit decreased, reflecting what has become a very competitive marketplace for x86 microprocessors positioned at the low end of the product-performance range.

For other IDT products, when comparing Q2 1999 to Q2 1998 sales, RISC microprocessor revenues increased, primarily because of greater sales to IDT's computer network infrastructure equipment customers. While communications memories, SRAM and logic revenues declined in Q2 1999 compared to Q2 1998, generally because of the semiconductor industry market conditions described above. Also during the intervening period, IDT effectively exited the market for personal computer SRAM cache memory. The factors described above resulting in decreased revenues in Q1 1999 and Q2 1999 are also the primary reasons revenue decreased during the first 6 months of fiscal 1999, when compared to the same period of fiscal 1998. As discussed below, the semiconductor marketplace is cyclical in nature.

The Company believes revenues and costs associated with new products will increase in future quarters as the Company continues to execute product introduction strategies and overall levels of industry demand improve during the traditionally stronger fourth calendar quarter. In future quarters, excluding transaction related costs and potential costs to combine manufacturing operations, the merger of Quality Semiconductor with IDT is expected to benefit operating results.

Information on risks associated with the expansion of IDT's product families is included in "Factors Affecting Future Results."


--------
(TM) WinChip and C6 are trademarks of Integrated Device Technology, Inc. All other brand names and products names are trademarks, registered trademarks or trade names of their respective holders.

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

GROSS PROFIT

In Q1 1999, the Company recorded a non-recurring charge of $28.9 million which is specifically identified in the Company's Condensed Consolidated Statements of Operations as a reduction in gross profit. The $28.9 million charge relates primarily to excess SRAM manufacturing equipment and certain technology licensing matters. The portion of the charge which pertains to excess SRAM related equipment is associated with equipment which is no longer used in the Company's normal operations because of changes in demand in the semiconductor marketplace or changes in the Company's product strategy. The equipment related portion of the charge was computed as the difference between the net book value of the equipment and estimates of fair market value, as estimated by third parties with significant experience in marketing and selling used semiconductor equipment. Additionally, the Company recorded a charge of $5.7 million relating primarily to discontinuing certain technology development initiatives, which have been classified as research and development expenses in the Company's Condensed Statements of Operations.

In Q2 1999, the Company recorded non-recurring charges of $46.4 million for restructuring and $131.9 million for asset impairment and other which are specifically identified in the Company's Condensed Statements of Operations as a reduction in gross profit. The $46.4 million restructuring charge relates primarily to a provision for exit and closure costs associated with the San Jose, Calif. wafer fabrication facility. The $131.9 million asset impairment and other charge relates primarily to the asset impairment charge recorded against the manufacturing assets of the Oregon fabrication facility. Additionally, the Company recorded a charge of $3.3 million relating primarily to retention costs earned in Q2 1999 by manufacturing and research and development staff employed at the San Jose fabrication facility which were recorded as cost of revenues and research and development expenses in the Company's Condensed Statements of Operations.

Gross profit for Q2 1999 was ($137.7) million, including a $181.6 million charge for restructuring, asset impairment and other non-recurring costs, compared to $55.2 million for Q2 1998. Excluding the $181.6 million in charges for restructuring, asset impairment and other, gross profit in Q2 1999 increased when compared to Q1 1999 from 30.7% to 33.1%. Excluding these charges, gross profit decreased by $11.9 million from $55.2 million, and gross margin decreased from to 33.1% from 38.4%, for Q2 1999 compared to Q2 1998. For the first 6 months of fiscal 1999, excluding restructuring, asset impairment and other non-recurring costs, gross margin also decreased when compared to the first 6 months of fiscal 1998.

Excluding the non recurring charges, the decline in gross margin is associated with lower revenues, higher manufacturing costs and the fixed nature of many of the costs associated with semiconductor manufacturing facilities. In fiscal 1999, IDT planned to manufacture and sell greater volumes of its products. However, because of changes in marketplace demand, especially for WinChip microprocessors and continued weakness in SRAM markets, greater manufacturing volumes and sales revenues did not materialize. Also, costs associated with the eight-inch wafer fabrication facility in Oregon continued to adversely impact gross margin for the first half of fiscal 1999, as these costs were not fully absorbed by additional revenues.

In order to improve gross margin, as outlined above, IDT is consolidating its wafer manufacturing facilities from three facilities to two. The Company expects that it will be able to produce sufficient volumes of products at its remaining wafer fabrication facilities to offset the product volumes currently manufactured at the facility which will be closed. Further, the Company believes that incremental available capacity, primarily at IDT's facility in Hillsboro, Oregon, together with available capacity at the Company's foundry partners, provide IDT with sufficient capacity to take advantage of improved business conditions when they occur. The Company also believes that the consolidation of production volumes will improve planned levels of capacity utilization.

RESEARCH AND DEVELOPMENT

Research and development ("R&D") expenses decreased by $3.0 million (7.6%) from Q1 1999 and increased by $5.8 million (19.0%) compared to Q2 1998. R&D costs for the 6 month period ended September 27, 1998 increased $15.4 million when compared to the same period in FY 1998. R&D expenses for Q1 1999 included $5.5 million in non-recurring costs, primarily associated with discontinuing certain development efforts and related payments under technology license agreements. R&D expenses for Q2 1999 included $.6 million in non-recurring costs, primarily associated with retention costs earned by research and development staff during Q2 1999 which are employed at the San Jose fabrication facility. Excluding the non-recurring costs, when compared to Q1 1999, Q2 1999 R&D spending increased because of greater costs associated with product design initiatives and process R&D. With respect to process R&D, the Company allocates costs associated with its manufacturing facilities between cost of goods sold and process R&D based upon activities performed. Therefore, because of lower production volumes associated with reduced demand in Q1 1999 and relatively constant process R&D activity, the allocation of manufacturing costs to process R&D expense increased. The factors described above resulting in increased R&D costs in Q1 1999 and Q2 1999 are also the primary reasons R&D increased during the first 6 months of fiscal 1999, when compared to the same period of fiscal 1998. Management expects that in the coming quarters, R&D expense will decrease as the allocation of manufacturing costs associated with process R&D declines as a result of manufacturing facility consolidation.

Current R&D activities include developing the next generation of WinChip microprocessors for use in personal computer applications, conducting research into applications of high-speed DRAM technology for the communications market, developing RISC microprocessors for primarily communications and embedded control applications, developing an advanced SRAM architecture that significantly improves performance of communications applications requiring frequent switches between reads and writes, expanding the logic product family, and developing a family of specialty memory products for the communications and networking markets.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative ("SG&A") expenses decreased by $.8 million and increased by $5.7 million for Q2 1999 compared to Q1 1999 and Q2 1998, respectively. SG&A costs for the 6 month period ended September 27, 1998 increased $9.8 million when compared to the same period in FY 1998. When comparing Q2 1999 to Q2 1998, SG&A costs associated with marketing efforts for WinChip microprocessors and other products and costs associated with initiatives to implement and upgrade enterprise-wide management information systems, which are expected to increase the availability and quality of management information, both increased. The factors described above resulting in increased SG&A costs in Q1 1999 and Q2 1999 are also the primary reasons SG&A increased during the first 6 months of fiscal 1999, when compared to the same period of fiscal 1998. The Company expects that in the coming quarters, excluding the impact of merging Quality Semiconductor with IDT, recurring SG&A costs will remain relatively constant, except for costs such as sales commissions and bonus which will vary in relation to sales volumes.

INTEREST EXPENSE

Interest expense is primarily associated with the 5.5% Convertible Subordinated Notes, due in 2002, and $21.0 million of secured equipment financing agreements completed in September 1996, which amortize over the term of the financing agreements. Interest expense for Q2 1999 decreased by approximately $.2 million from $3.3 million for Q1 1999 and was essentially unchanged from Q2 1998.

INTEREST INCOME AND OTHER, NET

Interest income and other, net, was essentially flat in Q2 1999 compared to Q1 1999. Compared to Q2 1998, interest income and other, net, for Q2 1999 decreased by $1.2 million, primarily due to IDT's share of net losses from unconsolidated affiliates.

TAXES

The $35.2 million tax expense for Q2 1999 is primarily due to a reserve taken against the value of the Company's net deferred tax assets. For Q3 1999 and Q4 1999, management expects to incur no additional federal tax liability, because it anticipates a federal tax loss for the full year. Income taxes in state jurisdictions are not significant, principally due to IDT's projected FY 1999 loss for state income tax purposes. For the remainder of fiscal 1999, a small amount of foreign tax expense is expected, due to anticipated profits in certain of the Company's foreign subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

At September 27, 1998, cash and cash equivalents were $129.0 million, a decrease of $17.1 million from $146.1 million at March 29, 1998.

The Company generated $25.1 million in cash from operating activities for the first six months of fiscal 1999, down from $119.1 million for the same period in fiscal 1998.

During the first half of fiscal 1999, the Company's net cash used for investing activities was $75.1 million, including $77.9 million for capital expenditures.

Cash provided by financing activities during the first six months of fiscal 1999 was $32.9 million as compared to $.1 million during the same period in fiscal 1998. The Company completed several equipment financing transactions during the first six months of fiscal 1999. The Company entered into capital leases under which it sold certain previously purchased semiconductor manufacturing equipment to leasing companies which leased the equipment back to IDT for use at the Oregon fabrication facility. These lease transactions generated $26.7 million in cash proceeds. The Company also entered into other capital leases for manufacturing equipment during this period. In total, the Company's lease obligations under capital leases increased by $31.8 million in connection with these transactions.

During Q1 1999, under another leasing arrangement, equipment purchased for the Oregon fabrication facility with a net book value of $11.9 million at the time of the sale and leaseback transaction was sold to a leasing company and leased back for use at the Oregon facility under a lease classified as operating. The Company also entered into a $5.0 million secured loan arrangement which is collateralized by certain manufacturing assets. The Company is not required to maintain compliance with any financial covenants under any of these new financing and leasing arrangements.

IDT anticipates capital expenditures of approximately $50 million during the remainder of fiscal 1999. The Company intends to finance these expenditures primarily through existing cash and investments. The Company may also investigate other financing alternatives, depending on whether available terms are favorable to the Company.

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

SUBSEQUENT EVENTS

In September 1998, the Company's Board of Directors authorized a repurchase program whereby up to ten million shares of IDT common stock may be purchased in the open market from time to time. No shares were repurchased during Q2 1999. The Company initiated buyback activity in Q3 1999 and repurchased approximately 900,000 shares at an approximate aggregate cost of $4.6 million as of the date of this filing.

On November 2, 1998, IDT and Quality Semiconductor, Inc. ("QSI") announced the signing of a definitive agreement for QSI to be acquired by IDT. Under the terms of the agreement, each issued and outstanding common share of QSI will be exchanged for .6875 shares of IDT Common Stock. The merger is planned to close during the fourth quarter of IDT's fiscal 1999 and is intended to be accounted for as a pooling of interests.

On November 6, 1998, IDT announced that its Board of Directors had terminated the authorization to repurchase shares. The decision to terminate this program was a result of the Securities and Exchange Commission's position on share repurchase programs in Staff Accounting

Bulletin 96 (SAB 96). Specifically, under SAB 96 there are circumstances where companies that have ongoing stock repurchase programs do not have the ability to employ the pooling-of-interest accounting method when making acquisitions. Continuing the repurchase program would restrict IDT's ability to utilize pooling of interest accounting for the merger with Quality Semiconductor and could restrict IDT's future ability to pursue the full range of strategic business development opportunities in which the Company may engage to further enhance its market position.


FACTORS AFFECTING FUTURE RESULTS

The preceding discussion contains forward-looking statements, which are based on management's current expectations. These include, in particular, the statements related to revenues and gross profit, R&D and SG&A expenses and activities, interest expense, interest income and other, taxes, capital spending and financing transactions, as well as statements regarding successful development and market acceptance of new products, industry conditions and demand, effects of consolidation of production in Oregon, capacity utilization and the acquisition of QSI. Actual results may differ materially.

The Company's results of operations and financial condition are subject to the following risk factors:

FLUCTUATIONS IN OPERATING RESULTS. IDT's operating results have been, and in the future may be, subject to fluctuations due to a wide variety of factors including the timing of or delays in new product and process technology announcements and introductions by the Company or its competitors; competitive pricing pressures, particularly in the SRAM commodity semiconductor memory and x86 microprocessor markets; fluctuations in manufacturing yields; changes in the mix of product sold; availability and costs of raw materials; the cyclical nature of the semiconductor industry; industry-wide wafer processing capacity; economic conditions in various geographic areas; and costs associated with other events, such as underutilization or expansion of production capacity, intellectual property disputes, or other litigation. Additionally, many of the preceding factors also impact the recoverability of the cost of manufacturing, taxes and other assets, and as business conditions change, future writedowns or abandonment of these assets may occur. Further, there can be no assurance that the Company will be able to compete successfully in the future against existing or potential competitors or that the Company's operating results will not be adversely affected by increased competition.

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

In order for customers to purchase IDT's x86 microprocessors, IDT's products must be compatible with other components supplied to PC manufacturers such as core-logic chip sets, motherboards, basic input/output system (BIOS) software and others which are manufactured or produced by other companies, including Intel and companies in which Intel has strategic investments. In addition, these companies are able to produce chip sets, motherboards, BIOS software and other components to support each new generation of Intel's microprocessors only to the extent that Intel makes its related proprietary technology available. New versions of microprocessor products that Intel sells are available primarily in the form of a chip module that is not compatible with "Socket 7" motherboards. Therefore, Intel has reduced and may cease support for the Socket 7 motherboard infrastructure. Because IDT's processor is designed to be Socket 7 compatible, and will not work with motherboards designed for Intel's new chip module, should IDT and other companies serving the x86 microprocessor market not be successful in offering products which extend the life of the Socket 7 infrastructure, IDT would be required to expend potentially significant resources to redesign its microprocessor product offerings. There can be no assurance that the Company would be successful in such efforts.

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

Manufacturing. The pace at which IDT is able to enter its target market category for x86 microprocessors depends, in part, on how quickly it is able to ramp production of its microprocessor products in its wafer fabrication and assembly and test facilities. Before fiscal 1998, the Company had not previously manufactured x86 microprocessors and has processed only limited quantities of x86 microprocessors to date. Therefore, as production volumes of x86 microprocessors increase, the Company could encounter unexpected production problems or delays as a result of, among other things, changes required to process technologies, product design limitations, installation of equipment, and development of programs and methodologies which test overall product quality. If IDT is unable to ramp production of its x86 microprocessor successfully, the Company's operating results would be adversely affected.

As described above, in fiscal 1998, IDT contracted with IBM for x86 microprocessor wafer manufacturing services using IBM's CMOS process technology. As IDT increases the number of products offered within the WinChip family of microprocessors and should demand for these products increases, IDT may begin to utilize IBM's manufacturing services to increase the available volume of WinChip microprocessors. The terms and conditions of the IBM manufacturing services agreement require IDT to forecast in advance production quantities that it will purchase and, once production quantities are ordered, the contract limits IDT's ability to change desired quantities of IBM manufactured products. Products purchased under the IBM manufacturing services agreement must meet certain agreed to acceptance criteria. However, these acceptance criteria do not include the number of usable WinChip processors per wafer nor the speed at which they will operate. Should IDT not accurately forecast the demand for IBM manufactured WinChip products, or should the number of good WinChip processors per IBM manufactured wafer and the speed at which they operate not meet or exceed these and other characteristics of IDT manufactured products, IDT's results of operations will be adversely impacted.

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

Rights of Others. In exchange for payments towards product development costs, IDT licensed the right to make, use and sell the WinChip C6(TM) microprocessor to a third party. Thus, the Company may face competition from the third party in the future.

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

The Company is increasing the production capacity of its Oregon facility to manufacture IDT WinChip products and absorb the production volumes from its San Jose wafer fabrication facility, which the Company plans to close. This capacity expansion program in Oregon faces a number of substantial risks including, but not limited to, equipment delays or shortages, power interruptions or failures, and manufacturing start-up or process problems. From time to time, the Company has experienced production difficulties that have caused delivery delays and quality problems. The Company could experience manufacturing problems and product delivery delays in the future as a result of, among other things, changes to its process technologies, and ramping production and installing new equipment at its facilities, including the facility in Oregon.

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

The Company has announced plans to improve its operating results through consolidation of certain manufacturing and other activities, together with headcount reductions and other actions. The expected cost savings from these plans might not be sufficient to return the Company to profitability.

DEPENDENCE ON NEW PRODUCTS. New products and process technology costs associated with the Oregon wafer fabrication facility will continue to require significant R&D expenditures. However, there can be no assurance that the Company will be able to develop and introduce new products in a timely manner, that new products will gain market acceptance or that new process technologies can be successfully implemented. If the Company is unable to develop new products in a timely manner, and to sell them at gross margins comparable to the Company's current products, its future results of operations could be adversely impacted.

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

Historically, IDT has been significantly dependent on the design capabilities of Quantum Effect Design, Inc. ("QED"), an equity affiliate of the Company, for the design and development of derivatives of 64-bit MIPS(R) RISC-based microprocessors. Currently there are no development contracts in effect between QED and IDT, and the Company is now designing and developing derivatives of MIPS RISC-based microprocessors in-house as necessary to supplement its in-house design capabilities. From time to time, IDT may contract with third party semiconductor designers other than QED. As with all new products, there is significant risk that the Company or its contractors will not do so successfully. See "Business -- Products and Markets" and "-- Research and Development."

CAPITAL NEEDS. The semiconductor industry is extremely capital intensive. To remain competitive, the Company must continue to invest in advanced manufacturing and test equipment. The Company expects to expend approximately $50 million for capital additions during the remaining two quarters of fiscal 1999, and anticipates significant continuing capital expenditures, especially in connection with the introduction of products for the WinChip microprocessor family, in the next several years. The Company could be required to seek financing to satisfy its cash and capital needs, and such financing might not be available on terms satisfactory to the Company. If such financing is required and if such financing is not available on terms satisfactory to the Company, its operations could be materially adversely affected.

INTELLECTUAL PROPERTY RISKS. The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights, which have resulted in significant and often protracted and expensive litigation. In recent years, there has been a growing trend by companies to resort to litigation to protect their semiconductor technology from unauthorized use by others. The Company in the past has been involved in patent litigation, which adversely affected its operating results. Although the Company has obtained patent licenses from certain semiconductor manufacturers, the Company does not have licenses from a number of semiconductor manufacturers who have a broad portfolio of patents. The Company has been notified that it may be infringing on patents issued to certain semiconductor manufacturers and other parties and is currently involved in several license negotiations. There can be no assurance that additional claims alleging infringement of intellectual property rights will not be asserted in the future. The intellectual property claims that have been made or that may be asserted against the Company could require that the Company discontinue the use of certain processes or cease the manufacture, use and sale of infringing products, to incur significant litigation costs and damages and to develop non-infringing technology. The Company might not be able to obtain such licenses on acceptable terms or to develop non-infringing technology. Further, the failure to renew or renegotiate existing licenses on favorable terms, or the inability to obtain a key license, could have a material adverse effect on the Company.

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

VOLATILITY OF COMMON STOCK AND NOTES PRICES. The Company's Common Stock and Convertible Subordinated Notes ("Notes") have experienced substantial price volatility. Such volatility may occur in the future, particularly as a result of quarter-to-quarter variations in the actual or anticipated financial results of the Company, the companies in the semiconductor industry or in the markets served by the Company. In addition, announcements by the Company or its competitors regarding new product introductions. The stock market has experienced extreme price and volume fluctuations that have affected the market price of many technology companies' stock in particular. These factors may adversely affect the price of the Common Stock and Notes.

IMPACT OF YEAR 2000 ON THE COMPANY'S OPERATIONS

Year 2000 Problem Defined. In brief, the Year 2000 problem is a programming problem found in many computer applications which conform to older commonly accepted standards. These applications might not function properly after December 31, 1999 or after the start of a company's fiscal year 2000. The problem dates back to the days when computer memory was limited and data storage was expensive. To save space, some dates are stored using only two digits (1998 is stored as 98). This poses no problem when the "missing" digits are all the same (e.g. 19). However, when two dates are compared, used in a calculation or sorted and the dates span the January 1, 2000 boundary, problems can occur. For example, 1999 is earlier than 2000, but without the first two digits, the result would be that 00 is earlier than 99. The fact that most business software is heavily dependent on dates means the problem is widespread. Some systems will fail in very visible and obvious ways, but others will continue to process, producing erroneous results which might not surface until later. The longer it takes before these problems are found, the more difficult, and costly, they will be to correct. All aspects of operations at any company could be impacted, from financial to shipping, and even such areas as elevators and security systems can be affected.

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

IDT's Approach. In October 1997, IDT engaged the services of Keane, Inc., a software services firm with over 30 years of relevant experience, to assist in defining IDT's approach. To date, the Company has paid approximately $165,000 in consulting fees to Keane. The methodology IDT is using consists of the following five phases:

o Inventory - In this initial phase, an inventory is taken of all software and hardware that may be affected by the Year 2000 problem.

o Impact Assessment - In the second phase, the impact of the Year 2000 problem is assessed for the items identified in the Inventory phase. The assessment includes estimates of how large the impact really is, along with rough estimates for fixing the problem.

o Strategy Development and Confirmation - Using the information from the previous two steps, IDT develops and maintains a strategy for each affected item. This phase includes the development of any contingency plans that may be required to mitigate IDT' s risk in a particular area.

o Remediation Plan - In this phase, fixes necessary to bring hardware and software into Year 2000 compliance are defined. This may include code modifications, software upgrades, or hardware upgrades.

o Remediation and Testing - In this phase, Year 2000 affected items are remediated and tested to verify their proper operation into the Year 2000 and beyond. IDT's rule is that any item in the critical business path must be tested. The goal is to complete all initial testing by December 31, 1998. Once initial testing is complete, there will be an ongoing process of remediation followed by testing until all testing is completed. The target date for all testing to be completed is June 1, 1999.

The Company has completed the Inventory, Impact Assessment, Strategy Development and Confirmation and Remediation Plan phases of its Year 2000 plan. The Remediation and Testing phase is in process as of the date of this filing.

IDT Products. The Company has completed an initial assessment of the extent to which Year 2000 issues may be incorporated into products which it sells to its customers. It did not find any Year 2000 related issues in products which IDT sells to customers.

IDT Business Partners. The Company has contacted all of its major suppliers and other critical business partners in an effort to identify and mitigate Year 2000 matters originating from third parties which may adversely affect the Company. Contingency plans, if required, will be developed for transactions with suppliers that appear to be lagging with their Year 2000 readiness programs. This may include replacing these suppliers. The Company is currently reviewing supplier responses and is obtaining additional information.

IDT Business Systems. Based on the Company's continuing assessment, IDT needs to replace or materially modify many of its software applications, including those critical to the Company's normal operations, in order to both meet the Company's business requirements and avoid significant Year 2000 issues.

The Company is in the process of installing business and planning software licensed from SAP America, Inc. and i2 Technologies, Inc. With the installation of these software systems, and upgrades to a small number of in-house developed legacy software applications, the Company believes its critical business systems will be Year 2000 compliant. In February 1999, the Company expects to bring the first portion of the SAP implementation on-line. At that time, it will evaluate the need for contingency plans.

Manufacturing Systems. Each manufacturing site has taken an inventory of its equipment and is working closely with the equipment vendors regarding Year 2000 issues. The Company is awaiting software and/or hardware upgrades from its vendors. It is the Company's goal to have all equipment compliant by June 1999. Contingency plans include such techniques as rolling back the date on equipment and custom upgrades and interfaces.

By the year 2000, over a five-year period, the Company will have replaced substantially all of its enterprise wide systems. The Company has not allocated a portion of the total project cost to the Year 2000 issue. While the Company continues to monitor its system implementation costs, IDT does not believe the incremental project cost associated with Year 2000 compliance to be material, as this feature is included with software purchased by the Company to satisfy its business needs.

There can be no assurance that all critical Year 2000 problems have or will be identified or that the Company will be able to procure all of the resources necessary to replace all critical Year 2000-deficient software applications on a timely basis. In addition, the critical Year 2000-deficient software programs of the parties on which the Company depends might not be converted on a timely basis or could be converted to systems which are incompatible with the Company's systems.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On July 31, 1998, a lawsuit was filed by Lemelson Medical Education & Research Foundation, Limited Partnership ("plaintiff"), against the Company and 25 other corporate defendants. The lawsuit, which alleges that the defendants are infringing upon 16 patents issued to plaintiff, was filed in the United States District Court for the District of Arizona, case no. 98 1413PHXPGR. In the lawsuit, plaintiff seeks an injunction and damages in an unspecified amount.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 27, 1998, the Company held its 1998 Annual Meeting of Stockholders. On the record date of July 1, 1998, 82,118,047 shares of the Company's Common Stock were issued, outstanding and entitled to vote. Tabulated proxies at the meeting represented 72,230,645, or 88.0%, of the total eligible shares. Voting results of the proposals presented were as follows:

(1) Proposal I - To elect two Class II directors for a term to expire at the 2001 Annual Meeting of Stockholders:

              Name                  Votes For       Authority Withheld
   ---------------------------------------------------------------------
        Federico Faggin          70,603,185            1,627,460
        John C. Bolger           70,703,693            1,526,952

(2) Proposal II - To approve an amendment to the Company's 1994 Stock Purchase Plan to increase the number of shares reserved for issuance thereunder from 5,050,000 to 7,000,000:

        Votes For      Votes Against    Votes Abstained     Non-Votes
   ---------------------------------------------------------------------
        63,864,483       7,906,765         459,397            0

(3) Proposal III - To ratify the appointment of PricewaterhouseCoopers LLP as independent accountants of the Company for fiscal 1999:

        Votes For      Votes Against    Votes Abstained     Non-Votes
   ---------------------------------------------------------------------
        71,609,465         339,829         281,351            0

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibit is filed herewith:

    Exhibit No.       Description
    -----------       -----------
     27              Financial Data Schedule

(b)  Reports on Form 8-K:

     No reports have been filed on Form 8-K during this quarter.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                INTEGRATED DEVICE TECHNOLOGY, INC.



Date: November 9, 1998          /s/ LEONARD C. PERHAM
                                ---------------------------------------
                                Leonard C. Perham
                                Chief Executive Officer
                                (duly authorized officer)


Date: November 9, 1998          /s/ ALAN F. KROCK
                                ---------------------------------------
                                Alan F. Krock
                                Vice President, Chief Financial Officer
                                (principal accounting officer)

                               INDEX TO EXHIBITS

Exhibit No.          Description
-----------          -----------
     27              Financial Data Schedule