Form 10-Q
period 1998-12-27
INTEGRATED DEVICE TECHNOLOGY INC
filed 1999-02-10
CIK 703361

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

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 27, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM                TO                .

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

                            ------------------------

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (408) 727-6116

                                      NONE

              FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                         IF CHANGED SINCE LAST REPORT)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

     The number of outstanding shares of the registrant's Common Stock, $.001 par value, as of January 24, 1999, was approximately 82,757,000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       INTEGRATED DEVICE TECHNOLOGY, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                  THREE MONTHS ENDED              NINE MONTHS ENDED
                                              ---------------------------    ---------------------------
                                              DECEMBER 27,   DECEMBER 28,    DECEMBER 27,   DECEMBER 28,
                                                  1998           1997            1998           1997
                                              ------------   ------------    ------------   ------------
Revenues....................................    $135,690       $144,235       $ 400,812       $436,915
Cost of revenues............................      82,092         89,193         265,273        270,373
Asset impairment and other..................          --             --         160,860             --
Restructuring charges.......................          --             --          46,384             --
                                                --------       --------       ---------       --------
          Gross profit......................      53,598         55,042         (71,705)       166,542
                                                --------       --------       ---------       --------
Operating expenses:
  Research and development..................      29,473         31,294         105,338         91,748
  Selling, general and administrative.......      25,362         22,334          77,605         64,746
                                                --------       --------       ---------       --------
          Total operating expenses..........      54,835         53,628         182,943        156,494
                                                --------       --------       ---------       --------
Operating income (loss).....................      (1,237)         1,414        (254,648)        10,048
Interest expense............................      (3,570)        (3,515)        (10,372)       (10,770)
Interest income and other, net..............         384          5,408           3,178         10,268
                                                --------       --------       ---------       --------
Income (loss) before income taxes...........      (4,423)         3,307        (261,842)         9,546
Provision for income taxes..................         155            926          29,777          2,673
                                                --------       --------       ---------       --------
          Net income (loss).................    $ (4,578)      $  2,381       $(291,619)      $  6,873
                                                ========       ========       =========       ========
Basic net income (loss) per share...........    $  (0.06)      $   0.03       $   (3.55)      $   0.09
Diluted net income (loss) per share.........    $  (0.06)      $   0.03       $   (3.55)      $   0.08
Weighted average shares:
  Basic.....................................      82,367         80,578          82,149         80,119
  Diluted...................................      82,367         83,617          82,149         83,614

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                       INTEGRATED DEVICE TECHNOLOGY, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (UNAUDITED; IN THOUSANDS)

                                     ASSETS

                                                              DECEMBER 27,    MARCH 29,
                                                                  1998          1998
                                                              ------------    ---------
Current assets:
  Cash and cash equivalents.................................    $ 76,185      $146,114
  Short-term investments....................................      94,817        74,481
  Accounts receivable, net..................................      52,983        68,840
  Inventories, net..........................................      53,869        60,737
  Prepayments and other current assets......................      37,478        74,431
                                                                --------      --------
          Total current assets..............................     315,332       424,603
Property, plant and equipment, net..........................     304,279       475,440
Other assets................................................      70,327        68,912
                                                                --------      --------
          TOTAL ASSETS......................................    $689,938      $968,955
                                                                ========      ========
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $ 31,013      $ 57,572
  Accrued compensation and related expenses.................      12,400        15,853
  Deferred income on shipments to distributors..............      34,562        51,835
  Other accrued liabilities.................................      59,397        33,821
                                                                --------      --------
          Total current liabilities.........................     137,372       159,081
Convertible subordinated notes, net.........................     184,205       183,756
Other liabilities...........................................     105,034        79,727
                                                                --------      --------
          Total liabilities.................................     426,611       422,564
Stockholders' equity:
  Preferred stock...........................................          --            --
  Common stock and additional paid-in capital...............     326,771       318,623
  Retained earnings (deficit)...............................     (62,695)      228,964
  Accumulated other comprehensive loss......................        (749)       (1,196)
                                                                --------      --------
          Total stockholders' equity........................     263,327       546,391
                                                                --------      --------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........    $689,938      $968,955
                                                                ========      ========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                       INTEGRATED DEVICE TECHNOLOGY, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED; IN THOUSANDS)

                                                                   NINE MONTHS ENDED
                                                              ----------------------------
                                                              DECEMBER 27,    DECEMBER 28,
                                                                  1998            1997
                                                              ------------    ------------
OPERATING ACTIVITIES:
  Net income (loss).........................................   $(291,619)      $   6,873
  Adjustments:
     Depreciation and amortization..........................      85,759          84,145
     Loss on sale of property, plant and equipment..........         835              --
     Deferred tax assets....................................      29,145              --
     Restructuring, asset impairment and other..............     179,428              --
  Changes in assets and liabilities:
     Accounts receivable....................................      15,857          11,557
     Inventories............................................       6,868          (6,503)
     Income tax receivable..................................       7,309          33,613
     Prepayments and other assets...........................       7,866           2,961
     Accounts payable.......................................     (26,559)          5,295
     Accrued compensation and related expenses..............      (3,453)         (3,735)
     Deferred income on shipments to distributors...........     (17,273)         10,131
     Other accrued liabilities..............................      27,195          (1,230)
                                                               ---------       ---------
     NET CASH PROVIDED BY OPERATING ACTIVITIES..............      21,358         143,107
                                                               ---------       ---------
INVESTING ACTIVITIES:
  Purchases of property, plant and equipment................     (94,530)       (112,218)
     Proceeds from sales of property, plant and equipment...       1,558             269
     Purchases of short-term investments....................     (86,453)        (34,058)
     Proceeds from sales of short-term investments..........      66,555           7,754
     Purchases of equity investments........................      (5,867)        (12,090)
                                                               ---------       ---------
     NET CASH USED FOR INVESTING ACTIVITIES.................    (118,737)       (150,343)
                                                               ---------       ---------
FINANCING ACTIVITIES:
     Issuance of common stock, net..........................       6,445           7,625
     Repurchase of common stock.............................      (4,630)             --
     Proceeds from secured equipment financing..............      31,764              --
     Payments on capital leases and other debt..............      (6,129)         (4,491)
                                                               ---------       ---------
     NET CASH PROVIDED BY FINANCING ACTIVITIES..............      27,450           3,134
                                                               ---------       ---------
Net decrease in cash and cash equivalents...................     (69,929)         (4,102)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............     146,114         155,149
                                                               ---------       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................   $  76,185       $ 151,047
                                                               =========       =========
Supplemental schedule of non-cash investing and financing
  activities:
     Capital lease obligations..............................   $   5,022       $      --
     Conversion of accrued liability to equity..............   $   6,293       $      --

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

     These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended March 29, 1998. The results of operations for the three- and nine-month periods ended December 27, 1998 are not necessarily indicative of the results to be expected for the full year.

     2. Certain fiscal 1998 amounts have been reclassified to conform to the fiscal 1999 presentation.

     3. In the first quarter of fiscal 1999, the Company recorded a $34.6 million charge, relating primarily to excess SRAM manufacturing equipment and technology licensing matters. The charge included a provision for excess manufacturing equipment. Reflecting current economic conditions in the SRAM marketplace, which has experienced declines in both demand and price, the Company identified specific items of manufacturing equipment which were excess to its needs. The carrying value of excess equipment was reduced to its estimated fair market value, based primarily on appraisals and estimates from independent third parties.

     The charge also reflected the Company's decision to narrow the focus of its business development activities. The Company discontinued certain development efforts and provided for remaining payments required under technology license agreements and recognized other related costs. The Company also provided for other intellectual property-related matters.

     The charge is reflected in the Condensed Consolidated Statements of Operations as follows: $28.9 million as cost of revenues, $5.5 million as research and development and $.2 million as general and administrative. Of the $28.9 million, $10.0 million to settle certain patent claims against the Company; substantially all of the remainder pertains to excess manufacturing capacity.

     4. In the second quarter of fiscal 1999, the Company recorded non-recurring charges of $46.4 million for restructuring and $131.9 million for asset impairment and other which are specifically identified in the Condensed Consolidated Statements of Operations as a reduction in gross profit. The $46.4 million restructuring charge related primarily to a provision for exit and closure costs associated with the San Jose, Calif. wafer fabrication facility, which the Board of Directors decided to close. Manufacturing activities in this facility ceased in December 1998, and the Company has completed the termination of approximately 300 employees, primarily in manufacturing departments. The San Jose facility itself is under a contract of sale, and IDT is pursuing the sale of surplus used equipment. The Company expects that the sale of the San Jose facility will be completed in April 1999. However, as there is currently a significant oversupply of semiconductor equipment available for sale, IDT cannot determine the amount of time required to completely liquidate the surplus equipment.

     The following table sets forth the Company's restructuring expense for the quarter ended September 27, 1998 and the reserve balance as of December 27, 1998:

                                                                                BALANCE
                                          Q2 1999     Q2 1999     Q3 1999     DECEMBER 27,
                                          EXPENSE     UTILIZED    UTILIZED        1998
                                          --------    --------    --------    ------------
Write-down of fixed assets..............  $33,047     $(33,047)   $    --       $    --
Severance and other employee related
  charges...............................    2,620         (308)    (1,442)          870
Closure costs for manufacturing
  facility..............................   10,717         (496)      (937)        9,284
                                          -------     --------    -------       -------
                                          $46,384     $(33,851)   $(2,379)      $10,154
                                          =======     ========    =======       =======

                       INTEGRATED DEVICE TECHNOLOGY, INC.

                                  (UNAUDITED)

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

     Additionally, the Company recorded a charge of $3.3 million in Q2 1999 relating primarily to retention costs for manufacturing and research and development staff employed at the San Jose fabrication facility which were recorded as cost of revenues and research and development expenses, respectively, in the Condensed Consolidated Statements of Operations. These costs are being expensed ratably over the retention period of the employees.

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

     Following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the periods presented below:

                                          THREE MONTHS ENDED              NINE MONTHS ENDED
                                      ---------------------------    ---------------------------
                                      DECEMBER 27,   DECEMBER 28,    DECEMBER 27,   DECEMBER 28,
                                          1998           1997            1998           1997
                                      ------------   ------------    ------------   ------------
                                               (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
BASIC:
Net income (loss) (numerator).......    $(4,578)       $ 2,381        $(291,619)      $ 6,873
                                        =======        =======        =========       =======
Weighted average shares outstanding
  (denominator).....................     82,367         80,578           82,149        80,119
                                        =======        =======        =========       =======
Net income (loss) per share.........    $  (.06)       $   .03        $   (3.55)      $   .09
                                        =======        =======        =========       =======
DILUTED:
Net income (loss) (numerator).......    $(4,578)       $ 2,381        $(291,619)      $ 6,873
                                        =======        =======        =========       =======
Weighted average shares
  outstanding.......................     82,367         80,578           82,149        80,119
Net effect of dilutive stock
  options...........................         --          3,039               --         3,495
                                        -------        -------        ---------       -------
          Total shares
            (denominator)...........     82,367         83,617           82,149        83,614
                                        =======        =======        =========       =======
Net income (loss) per share.........    $  (.06)       $   .03        $   (3.55)      $   .08
                                        =======        =======        =========       =======

     Options to purchase approximately 18.8 million shares were outstanding at December 27, 1998 (17.4 million at December 28, 1997) but have been excluded because they were antidilutive.

     6. On November 2, 1998, IDT and Quality Semiconductor, Inc. ("QSI") announced the signing of a definitive agreement for QSI to be acquired by IDT through the merger of a new wholly owned subsidiary of IDT into QSI. Under the terms of the agreement, each issued and outstanding common share of QSI will be exchanged for 0.6875 shares of IDT Common Stock. The merger is currently expected to close during the first quarter of IDT's fiscal 2000 and is intended to be accounted for as a pooling of interests.

     7. The Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income," as of the first quarter of fiscal 1999. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components. Adoption had no impact on the Company's net income (loss) or stockholders' equity.

                       INTEGRATED DEVICE TECHNOLOGY, INC.

                                  (UNAUDITED)

     The components of comprehensive income (loss) were as follows:

                                                          THREE MONTHS ENDED
                                                     ----------------------------
                                                     DECEMBER 27,    DECEMBER 28,
                                                         1998            1997
                                                     ------------    ------------
                                                            (IN THOUSANDS)
Net income (loss)..................................    $(4,578)         $2,381
Currency translation adjustments...................        345            (190)
Unrealized gain (loss) on available-for-sale
  investments......................................       (806)              8
                                                       -------          ------
Comprehensive income (loss)........................    $(5,039)         $2,199
                                                       =======          ======

                                                          NINE MONTHS ENDED
                                                     ----------------------------
                                                     DECEMBER 27,    DECEMBER 28,
                                                         1998            1997
                                                     ------------    ------------
                                                            (IN THOUSANDS)
Net income (loss)..................................   $(291,619)        $6,873
Currency translation adjustments...................         359           (561)
Unrealized gain on available-for-sale
  investments......................................          88            707
                                                      ---------         ------
Comprehensive income (loss)........................   $(291,172)        $7,019
                                                      =========         ======

     The components of accumulated other comprehensive loss were as follows:

                                                       DECEMBER 27,    MARCH 29,
                                                           1998          1998
                                                       ------------    ---------
                                                            (IN THOUSANDS)
Cumulative translation adjustments...................     $(837)        $(1,196)
Unrealized gain on available-for-sale investments....        88              --
                                                          -----         -------
                                                          $(749)        $(1,196)
                                                          =====         =======

     8. Inventories, net, consisted of the following:

                                                       DECEMBER 27,    MARCH 29,
                                                           1998          1998
                                                       ------------    ---------
                                                            (IN THOUSANDS)
Raw materials........................................    $ 4,060        $ 6,647
Work-in-process......................................     35,857         40,276
Finished goods.......................................     13,952         13,814
                                                         -------        -------
                                                         $53,869        $60,737
                                                         =======        =======

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

     10. On July 31, 1998, a lawsuit was filed by Lemelson Medical Education & Research Foundation, Limited Partnership ("plaintiff"), against the Company and other corporate defendants. The lawsuit, which alleges that the defendants are infringing upon 16 patents issued to the plaintiff, was filed in the United States

                       INTEGRATED DEVICE TECHNOLOGY, INC.

                                  (UNAUDITED)

District Court for the District of Arizona. The plaintiff seeks an injunction and damages in an unspecified amount. In the opinion of management, the ultimate outcome of this litigation will not have a material adverse impact on the Company's results of operations or financial position.

     11. In September 1998, the Company's Board of Directors authorized the repurchase of up to ten million shares of IDT common stock. The Company repurchased 856,000 shares at an approximate aggregate cost of $4.6 million during Q3 1999. The repurchases were recorded as treasury stock and resulted in a reduction of stockholders' equity. On November 6, 1998, IDT announced that its Board of Directors had terminated the authorization to repurchase shares. The shares acquired prior to the termination of the repurchase program are being reissued in conjunction with the Company's stock option and stock purchase plans. When treasury shares are reissued, the Company uses a first-in, first-out method and any excess of repurchase cost over reissuance price is recorded as a reduction of retained earnings.

     12. On December 8, 1998, the Board of Directors adopted a stockholder rights plan designed to protect the long-term value of the Company for its stockholders during any future unsolicited acquisition attempt. In connection with the plan, the Board declared a dividend of one preferred share purchase right for each share of the Company's common stock outstanding on January 4, 1998 (the "Record Date") and further directed the issuance of one such right with respect to each share of the Company's common stock that is issued after the Record Date, except in certain circumstances. The rights will expire on December 21, 2008. The rights are initially attached to the Company's common stock and will not trade separately. If a person or a group (an "Acquiring Person") acquires 15% or more of the Company's common stock, or announces an intention to make a tender offer for the Company's common stock, the consummation of which would result in a person or group becoming an Acquiring Person, then the rights will be distributed (the "Distribution Date"). After the Distribution Date, each right may be exercised for one-hundredth of a share of a newly designated Series A Junior Participating Preferred Stock, par value of $0.001 per share, at an exercise price of $45.00. The preferred stock has been structured so that the value of one-hundredth of a share of such preferred stock will approximate the value of one share of common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     All references are to the Company's fiscal quarters ended December 27, 1998 ("Q3 1999"), December 28, 1997 ("Q3 1998") September 27, 1998 ("Q2 1999"),
September 28, 1997 ("Q2 1998"), June 28, 1998 ("Q1 1999") and June 29, 1997 ("Q1
1998"), unless otherwise indicated. Quarterly financial results may not be indicative of the financial results of future periods. All non-historical information contained in the following discussion constitutes forward looking statements within the meaning of Section 27A of the Securities Act of 1933, and
Section 21E of the Securities Exchange Act of 1934. These statements are not guarantees of future performance and involve a number of risks and uncertainties, including but not limited to: operating results; new product introductions and sales, including the IDT WinChip(TM) microprocessor; competitive conditions; capital expenditures and capital resources; cash flows; manufacturing capacity utilization; customer demand; customer inventory levels; protection of intellectual property in the semiconductor industry; and the risk factors set forth in the section "Factors Affecting Future Results." Future results may differ materially from such forward looking statements as a result of such risks. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof.

HISTORICAL INFORMATION RELATING TO FISCAL 1999 RESTRUCTURING AND ASSET IMPAIRMENT AND OTHER CHARGES AND ACTIONS TAKEN

     In the first two quarters of fiscal 1999, IDT recorded $207.2 million in charges related to asset impairment and restructuring, which are specifically identified in the Condensed Consolidated Statements of Operations, and an additional $9.0 million of charges, which were recorded as operating expenses. These charges relate principally to closure of one of three wafer fabrication facilities located in the United States, recording an asset impairment reserve against the carrying value of one of the remaining facilities, discontinuing research initiatives and costs associated with intellectual property matters. These charges are discussed below under the captions "Gross Profit," "Research and Development" and "Selling, General and Administrative."

     During the period from fiscal 1994 through fiscal 1996, IDT's sales volume grew significantly, from $330 million more than doubling to $68 million. The growth was principally based upon strong demand for SRAM products, especially cache memory products for use in personal computers. At the peak of demand for IDT's SRAM products, sales of SRAM and related products accounted for approximately 45% of IDT's revenues.

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

     In addition to providing incremental manufacturing capacity, the Oregon facility provides the Company with advanced wafer fabrication technology and capability. However, the cost of such advanced wafer manufacturing technology and capability is significant. To recover such costs, semiconductor manufacturers must be able to amortize device design, equipment and facility acquisition costs over a significant volume of products with a selling price that reasonably reflects the advanced level of technology employed in their design and manufacture.

     As IDT's additions to manufacturing capacity became available for use in fiscal 1997, business conditions in the memory sector of the semiconductor industry changed dramatically. Selling prices of industry standard SRAM components fell as much as 80% over an approximate 12 month period. The price decreases were the result of a significant increase in market supply of industry standard SRAM parts attributable to IDT's

---------------

TMWinChip and C6 are trademarks of Integrated Device Technology, Inc. All other brand names and product names are trademarks, registered trademarks or trade names of their respective holders.

principally foreign competitors, such as Samsung, Winbond, UMC and other Taiwanese and Korean companies allocating increased capacity to SRAM products. Also, U.S. based companies with Taiwan- and Korean-sourced SRAM wafers from foundries such as TSMC provided additional product supply. These competitors reduced prices at a time when market demand slowed as customers reduced the level of inventories carried.

     As a result of the difficult operating conditions which have existed in the semiconductor industry for the past few years, and which intensified in the middle of calendar 1998, including excess product supply and low prices, IDT is consolidating and streamlining manufacturing operations, including closing its wafer fabrication facility located in San Jose, California. This operational decision primarily reflects industry oversupply conditions.

     The Company is moving away from dependence on industry standard products, plans to expand the range of its products manufactured in Oregon, and, as noted above, has taken active steps to increase the level of manufacturing facility utilization. However, the products historically manufactured in the Oregon facility and planned for the near term are principally SRAM and x86 microprocessor products (which x86 products represent a small percentage of IDT's total revenues). The pricing of these products in today's marketplace remains low. As a result of current low market prices, the cash flows generated by sales of products manufactured in Oregon are disproportionate to the cost of the facility and are significantly less than the cash flows generated by IDT's other comparable manufacturing activities.

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

RESULTS OF OPERATIONS

REVENUES

     Revenues for Q3 1999 and the nine months ended December 27, 1998 were $135.7 million and $400.8 million, respectively. Revenues for Q3 1999 increased 3.9% from the $130.6 million recognized in Q2 1999 and decreased 5.9% compared to revenues of $144.2 million for Q3 1998. Revenues of $400.8 million for the nine-month period ended December 27, 1998 were 8.3% lower than the $436.9 million recognized in the comparable period of the prior fiscal year.

     When comparing revenues for Q3 1999 to Q2 1999, revenues from the sale of the Company's WinChip(TM) x86 microprocessors increased. Product sales volumes for other IDT products, which include communications and logic products, remained constant with the prior quarter. Net units shipped in Q3 1999 increased approximately 14.7% and 1.5%, respectively, compared to Q2 1999 and Q3 1998. Net units shipped during the first nine months of fiscal 1999 decreased 3.9% compared to the same period in fiscal 1998.

     Sales of WinChip microprocessors in Q3 1999 increased in relation to sales for all comparative periods. IDT began selling x86 microprocessors in Q3 1998. In addition to selling WinChip products in the United States, IDT has increased unit sales through product distribution channels in emerging markets such as those in Asia and Europe. The average selling price realized per unit decreased, reflecting what has become a very competitive marketplace for x86 microprocessors positioned at the low end of the product-performance range.

     For other IDT products, when comparing Q3 1999 to Q3 1998 sales of communications products, SRAM and logic declined in Q3 1999 compared to Q3 1998, primarily reflecting an ongoing period of product oversupply, related contraction of inventories held by customers, and continued economic uncertainty in the semiconductor marketplace in Asia. Also during the intervening period, IDT effectively exited the market for personal computer SRAM cache memory. The factors described above are also the primary reasons revenues decreased during the first nine months of fiscal 1999, when compared to the same period of fiscal 1998. As discussed below, the semiconductor marketplace is cyclical in nature.

     The Company believes revenues and costs associated with new products will increase in future quarters as the Company continues to execute product introduction strategies and overall levels of industry demand continue to improve. In future quarters, excluding transaction related costs and potential costs to combine manufacturing operations, the merger of Quality Semiconductor with IDT is expected to benefit operating results.

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

GROSS PROFIT

     In Q1 1999, the Company recorded a charge of $28.9 million which is specifically identified in the Company's Condensed Consolidated Statements of Operations as a reduction in gross profit. The $28.9 million charge related primarily to excess SRAM manufacturing equipment and certain technology licensing matters. The portion of the charge which pertains to excess SRAM related equipment is associated with equipment for which the Company had no forecasted use because of changes in demand in the semiconductor marketplace or changes in the Company's product strategy. The equipment related portion of the charge was computed as the difference between the net book value of the equipment and estimates of fair market value, as estimated by third parties with significant experience in marketing and selling used semiconductor equipment. Additionally, the Company recorded a charge of $5.7 million relating primarily to discontinuing certain technology development initiatives, which have been classified as research and development expenses in the Company's Condensed Consolidated Statements of Operations.

     In Q2 1999, the Company recorded charges of $46.4 million for restructuring and $131.9 million for asset impairment and other which are specifically identified in the Company's Condensed Statements of Operations as a reduction in gross profit. The $46.4 million restructuring charge related primarily to a provision for exit and closure costs associated with the San Jose, Calif. wafer fabrication facility. The $131.9 million asset impairment and other charge related primarily to the asset impairment charge recorded against the manufacturing assets of the Oregon fabrication facility. Additionally, the Company recorded a charge of $3.3 million relating primarily to retention costs earned in Q2 1999 by manufacturing and research and development staff employed at the San Jose fabrication facility which were recorded as cost of revenues and research and development expenses in the Company's Condensed Consolidated Statements of Operations. The Company expects annual cost savings of approximately $45 million as a result of the manufacturing restructuring action.

     Gross profit for Q3 1999 was $53.6 million, compared to $55.0 million for Q3 1998. Gross profit in Q3 1999 increased when compared to Q2 1999 (excluding Q2 charges for restructuring, asset impairment and other), from 33.1% to 39.5% of revenues. Excluding the charges in Q2 1999, gross profit increased by $10.3 million from $43.3 million. For the first nine months of fiscal 1999, excluding restructuring, asset impairment and other non-recurring costs, gross profit decreased by $28.4 million when compared to the first nine months of fiscal 1998.

     Excluding the charges, the decline in gross profit in the comparative nine-month periods is associated with lower revenues and the fixed nature of many of the costs associated with semiconductor manufacturing facilities. In fiscal 1999, IDT planned to manufacture and sell greater volumes of its products. However, because of changes in marketplace demand, especially for WinChip microprocessors, and continued weakness in SRAM markets, the planned increase in manufacturing volumes and sales revenues did not materialize. Also, costs associated with the eight-inch wafer fabrication facility in Oregon continued to adversely impact gross margin for the first half of fiscal 1999, as these costs were not fully absorbed by additional revenues.

     In order to improve gross margin, as outlined above, IDT has consolidated its wafer manufacturing facilities from three facilities to two. The Company expects that it will be able to produce sufficient volumes of products at its remaining wafer fabrication facilities to offset the product volumes currently manufactured at the facility which has been closed. Further, the Company believes that incremental available capacity, primarily at IDT's facility in Hillsboro, Oregon, together with available capacity at the Company's foundry partners, provide IDT with sufficient capacity to take advantage of improved business conditions when they occur. The Company also believes that the consolidation of production will improve planned levels of capacity utilization. IDT therefore expects that gross margin will improve in future quarters. However, improved gross margins will depend on the level of revenues and manufacturing capacity utilization, which are uncertain.

RESEARCH AND DEVELOPMENT

     Research and development ("R&D") expenses decreased by $7 million (19.1%) from Q2 1999 and decreased by $1.8 million (5.8%) compared to Q3 1998. R&D costs for the nine month period ended December 27, 1998 increased $13.6 million when compared to the same period in FY 1998. R&D expenses for Q1 1999 included $5.5 million in charges, primarily associated with discontinuing certain development efforts and related payments under technology license agreements. R&D expenses for Q2 1999 included $.6 million in costs, primarily associated with retention costs earned by research and development staff during Q2 1999 which were employed at the San Jose fabrication facility. Also in Q2 1999, because of lower production volumes associated with reduced demand and relatively constant process R&D activity, the allocation of manufacturing costs to process R&D expenses increased. Excluding the charges and related costs, when compared to Q2 1999, Q3 1999 R&D spending decreased because of the conclusion of certain logic product design initiatives and lower process R&D costs, primarily associated with the closure of the San Jose fabrication facility. The factors described above resulting in increased R&D costs in Q1 1999 and Q2 1999 are also the primary reasons R&D increased during the first nine months of fiscal 1999, when compared to the same period of fiscal 1998. With respect to process R&D, the Company allocates costs associated with its manufacturing facilities between cost of goods sold and process R&D based upon activities performed. Management expects that in the coming quarters, R&D expense will decrease as the proportion of manufacturing costs allocated to process R&D declines as a result of manufacturing facility consolidation.

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

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative ("SG&A") expenses decreased by $.3 million and increased by $3 million for Q3 1999 compared to Q2 1999 and Q3 1998, respectively. SG&A expenses for the nine month period ended December 27, 1998 increased $12.9 million when compared to the same period in FY 1998. When comparing Q3 1999 to Q3 1998, SG&A expenses associated with marketing efforts for WinChip microprocessors and other products increased. SG&A expenses associated with initiatives to implement and upgrade enterprise-wide management information systems, which are expected to increase the availability and quality of management information, also increased. Also, in Q3 1999, IDT expensed the transaction costs, consisting mainly of legal, accounting and printing expenses, incurred to date related to the QSI merger. The factors described above resulting in increased SG&A expenses are also the primary reasons SG&A expenses increased during the first nine months of fiscal 1999, when compared to the same period of fiscal 1998. The Company expects that in the coming quarters, excluding the impact of merging Quality Semiconductor with IDT, recurring SG&A expenses will remain relatively constant, except for costs such as sales commissions and bonuses which will vary in relation to sales volumes. Upon conclusion of the QSI merger, after incurring costs to combine IDT and QSI and upon the completion of the management information systems implementation projects, both anticipated in Q1 2000, management expects that SG&A expenses will decrease.

INTEREST EXPENSE

     Interest expense is primarily associated with the 5.5% Convertible Subordinated Notes, due in 2002, and secured equipment financing agreements completed in fiscal 1997 and 1999, which amortize over the term of the financing agreements. Interest expense for Q3 1999 was essentially unchanged compared to Q2 1999 and Q3 1998.

INTEREST INCOME AND OTHER, NET

     Interest income and other, net, decreased by $1.0 million in Q3 1999 compared to Q2 1999. The decrease is mainly attributable to an increase in IDT's share of net losses from unconsolidated affiliates and lower average balances and prevailing interest rates on investments. Compared to Q3 1998, interest income and other, net, for Q3 1999 decreased by $5.0 million, primarily due to a $2.3 million insurance recovery in Q3 1998 and a $1.7 million increase in IDT's share of net losses from unconsolidated affiliates in Q3 1999.

TAXES

     The Company provided no federal tax benefit in Q3 1999 and does not expect to incur a federal tax liability in Q4 1999, because it anticipates a tax loss for the full year. In Q2 1999, IDT recorded $35.2 million in tax expense, primarily due to a reserve taken against the value of the Company's net deferred tax assets. Income taxes in state jurisdictions are not significant. A small amount of foreign tax expense was incurred in Q3 1999 and IDT expects a similar liability in Q4 1999, due to anticipated profits in certain of the Company's foreign subsidiaries.

     The rate at which IDT records its provision for income tax is determined by the Company's level of income or loss in the various tax jurisdictions where it does business, and other factors such as the ability to carry back losses for tax purposes to years with taxable income. The rate at which the Company provides for income taxes has decreased as IDT's profitability has declined and the Company exhausted its ability to derive tax benefits by carrying back current losses to prior years for tax purposes. In view of the cumulative losses incurred during the last three years, and in consideration of current accounting literature and related interpretations, which require that reserves be taken for net deferred tax assets when there is doubt as to whether such assets will be realized, IDT recorded a reserve for all of its net deferred tax assets in Q2 1999.

LIQUIDITY AND CAPITAL RESOURCES

     At December 27, 1998, cash and cash equivalents were $76.2 million, a decrease of $69.9 million from $146.1 million at March 29, 1998.

     The Company generated $21.4 million in cash from operating activities for the first nine months of fiscal 1999, down from $143.1 million for the same period in fiscal 1998.

     During the first nine months of fiscal 1999, the Company's net cash used for investing activities was $118.7 million, including $94.5 million for capital expenditures.

     Cash provided by financing activities during the first nine months of fiscal 1999 was $27.5 million as compared to $3.1 million during the same period in fiscal 1998. The Company completed several equipment financing transactions during the first six months of fiscal 1999. The Company entered into capital leases under which it sold previously purchased semiconductor manufacturing equipment to leasing companies which leased the equipment back to IDT for use at the Oregon fabrication facility. These lease transactions generated $26.7 million in cash proceeds. The Company also entered into other capital leases for manufacturing equipment during this period. In total, the Company's lease obligations under capital leases increased by $31.8 million in connection with these transactions.

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

     IDT anticipates capital expenditures of approximately $15 million during the fourth quarter of fiscal 1999. The Company intends to finance these expenditures primarily through cash generated from operations and existing cash and investments. The Company may also investigate other financing alternatives, depending on whether available terms are favorable to the Company.

     Under a program authorized by the Board of Directors, the Company repurchased 856,000 shares of its common stock at an aggregate cost of $4.6 million in open market purchases during Q3 1999. On November 6, 1998, IDT announced that its Board of Directors had terminated the authorization to repurchase shares. The decision to terminate this program was a result of the Securities and Exchange Commission's position on share repurchase programs in Staff Accounting Bulletin 96 (SAB 96). Specifically, under SAB 96 there are circumstances where companies that have ongoing stock repurchase programs do not have the ability to employ the pooling of interest accounting method when making acquisitions. Continuing the repurchase program would restrict IDT's ability to utilize pooling of interest accounting for the merger with Quality Semiconductor and could restrict IDT's future ability to pursue the full range of strategic business development opportunities in which the Company may engage to further enhance its market position.

     The Company believes that existing cash and cash equivalents, cash flow from operations and existing credit facilities will be sufficient to meet its working capital, mandatory debt repayment and anticipated capital expenditure requirements for the next twelve months. However, the Company could be required to seek other financing sooner, and such financing, if required, might not be available on terms satisfactory to the Company. If the Company is required to seek additional financing sooner, the unavailability of financing on terms satisfactory to IDT could have a material adverse effect on the Company.

SUBSEQUENT EVENTS

     On January 25, 1999, the Company announced plans to decommission and sell its San Jose fabrication facility to Cadence Design Systems, Inc. The sale is expected to be completed by April 1999. As discussed above, the facility was previously closed as part of the Company's restructuring efforts.

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

     The Company's results of operations and financial condition are subject to the following risk factors:

     Our Operating Results Can Fluctuate Dramatically. IDT's operating results can fluctuate dramatically. For example, the Company had a net loss of $291.6 million in the first nine months of fiscal 1999 compared to net income of $6.9 million in the first nine months of fiscal 1998. The net loss for the first nine months of fiscal 1999 exceeded IDT's cumulative net income for all of fiscal 1994, 1995, 1996 and 1998, which totaled

$246.8 million. In addition, IDT had a net loss of $42.3 million for fiscal 1997. The Company's operating results fluctuate due to a wide variety of factors, including:

     - the timing of or delays in new product and process technology announcements and introductions by IDT or its competitors;

     - competitive pricing pressures, particularly in the SRAM commodity semiconductor memory and x86 microprocessor markets;

     - fluctuations in manufacturing yields;

     - changes in the mix of products sold;

     - availability and costs of raw materials;

     - the cyclical nature of the semiconductor industry;

     - industry-wide wafer processing capacity;

     - economic conditions in various geographic areas; and

     - costs associated with other events, such as underutilization or expansion of production capacity, intellectual property disputes, or other litigation.

     In addition, many of the preceding factors also impact the recoverability of the cost of manufacturing, taxes and other assets. As business conditions change, future writedowns or abandonment of these assets may occur. Also, the Company ships a substantial portion of its products in the last month of a quarter. If anticipated shipments in any quarter do not occur, IDT's operating results for that quarter could be adversely affected. Further, IDT may not be able to compete successfully in the future against existing or potential competitors, and IDT's operating results could be adversely affected by increased competition. The economic downturn and continued uncertainties in some Asian economies, including Korea, have reduced demand for IDT's products. Should economic conditions in Asia deteriorate further, especially in Japan, the Company's sales and business results would be adversely affected.

     The Cyclicality of the Semiconductor Industry Exacerbates the Volatility of Our Operating Results. The semiconductor industry is highly cyclical. Market conditions characterized by excess supply relative to demand and resultant pricing declines have occurred in the past and may occur in the future. Such pricing declines adversely affect IDT's operating results and force IDT and its competitors to modify their capacity expansion programs. As an example, in prior years a significant increase in manufacturing capacity of commodity SRAMs caused significant downward trends in pricing, which adversely affected IDT's gross margins and operating results. IDT is unable to accurately estimate the amount of worldwide production capacity dedicated to industry-standard commodity products, such as SRAM, that it produces. Our operating results can be adversely affected by such cyclical factors in the semiconductor industry as:

     - a material increase in industry-wide production capacity;

     - a shift in industry capacity toward products competitive with IDT's products; and

     - reduced demand or other factors that may result in material declines in product pricing and could affect the portion of IDT's operating results derived from the sale of industry-standard products.

     Although IDT seeks to manage costs, these efforts may not be sufficient to offset the adverse effect of these factors.

     Demand for Our Products Depends on Demand in the Computer and Communications Industry. The Company's customers incorporate a substantial percentage of IDT's products, including SRAM and x86 microprocessor products, into computer and computer-related products, which have historically been characterized by significant fluctuations in demand. Demand for certain other IDT products depends upon growth in the communications market. Any slowdown in the computer and related peripherals or communications markets could materially adversely affect IDT's operating results.

     Our Expansion into the X86 Microprocessor Market May Not Be Successful. IDT has invested heavily in the development, production capacity and marketing of the WinChip microprocessor because IDT believes that sales of new products such as WinChip could be a significant source of future revenues. IDT commenced shipments of the WinChip microprocessor, the first member of its x86 microprocessor product family, in the third quarter of fiscal 1998. If IDT is unable to generate the expected amount of revenues or sustain the level of profit expected from the WinChip product family, then its operating results and financial condition could be adversely affected. Moreover, the WinChip products represent IDT's first offering to the PC microprocessor market, a large market dominated by Intel Corporation. IDT's success in competing in this market is subject, but not limited to, the following significant risks and uncertainties:

     IDT Faces Significant Competition in the X86 Microprocessor Market, Particularly from Intel. Intel has held its dominant position over all other x86 microprocessor competitors for a substantial period of time, and has significantly greater financial, technical, manufacturing and marketing strength than IDT. Currently, Intel's dominant market position allows it to set and control x86 microprocessor standards and, therefore, dictate many aspects of the products that PC manufacturers require in this market. Accordingly, Intel may dictate standards that are not compatible with the WinChip. Intel's financial strength and market dominance have enabled it to reduce prices on its microprocessor products within a short period of time following their introduction, which reduces the margins and profitability of its competitors.

     For customers to purchase IDT's x86 microprocessors, IDT's products must be compatible with other components supplied to PC manufacturers. These components include core-logic chip sets, motherboards, BIOS software and others which are manufactured or produced by other companies, including Intel and companies in which Intel has strategic investments. In addition, these companies are able to produce chip sets, motherboards, BIOS software and other components to support each new generation of Intel's microprocessors only to the extent that Intel makes its related proprietary technology available. New versions of microprocessor products that Intel sells are available primarily in the form of a chip module that is not compatible with Socket 7 motherboards. Therefore, Intel has reduced and may cease support for the Socket 7 motherboard infrastructure. IDT's processor is designed to be Socket 7 compatible, and will not work with motherboards designed for Intel's new chip module. Therefore, if IDT and other companies serving the x86 microprocessor market are not successful in offering products that extend the life of the Socket 7 infrastructure, IDT would be required to expend potentially significant resources to redesign its microprocessor product offerings. IDT may not be successful in such efforts. All sales of IDT's x86 microprocessor products since their introduction in fiscal 1998 were from products configured for the Socket 7 motherboard infrastructure. Sales of such products accounted for less than 10% of IDT's revenues for fiscal 1998 and the first nine months of fiscal 1999.

     The market for x86 microprocessors is currently characterized by short product life cycles, rapid decreases in average selling prices and migration to increasingly higher performance microprocessors. Failure by IDT to produce sufficient quantities of WinChip microprocessors at a competitive cost and with the speed and other performance characteristics desired by customers could adversely impact IDT's results of operations.

     In 1992, in exchange for payments towards product development costs, IDT licensed the right to make, use and sell an initial version of the WinChip C6(TM) microprocessor to a third party, NKK Corporation of Japan. Although NKK does not have rights with respect to subsequent WinChip products, IDT may face competition from NKK in the future.

     In addition to Intel, AMD and National Semiconductor's Cyrix subsidiary also currently offer commercial quantities of x86 microprocessors for sale. From time to time, intellectual property rights disputes have arisen between companies competing in the x86 microprocessor markets (See Intellectual Property Risks discussion below).

     IDT Has Limited Experience Manufacturing its X86 Microprocessor
Products. The pace at which IDT is able to enter its target market category for x86 microprocessor depends, in part, on how quickly it is able to ramp production of its microprocessor products in its wafer fabrication and assembly and test facilities. Before fiscal 1998, IDT had not previously manufactured x86 microprocessors and has processed only limited quantities of x86 microprocessors to date. Therefore, as production volumes of x86 microprocessors increase, IDT could encounter unexpected production problems or delays as a result of, among other things, changes required to process technologies, product design limitations, installation of equipment, and development of programs and methodologies which test overall product quality. If IDT is unable to ramp production of its x86 microprocessor successfully, IDT's operating results would be adversely affected.

     In fiscal 1998, IDT contracted with IBM for x86 microprocessor wafer manufacturing services using IBM's CMOS process technology. Although IDT does not currently use these services, IDT plans to utilize IBM's manufacturing services for the next generation of the WinChip product family. The terms and conditions of the IBM manufacturing services agreement require IDT to forecast in advance production quantities that it will purchase. Once production quantities are ordered, the contract limits IDT's ability to change desired quantities of IBM manufactured products. Therefore, if IDT does not accurately forecast demand, IDT may have a shortage of or excess inventory. Although products purchased under the IBM manufacturing services agreement must meet certain acceptance criteria, these acceptance criteria do not include the number of usable WinChip processors per wafer or the speed at which they will operate. Should the number of good WinChip processors per IBM manufactured wafer and the speed at which they operate not meet or exceed similar characteristics of IDT manufactured products, IDT could have a shortage of usable inventory or excess unusable inventory.

     IDT's X86 Microprocessor Products Must Be Compatible With Software and Performance Certifications. IDT has obtained WinChip certifications from Microsoft Corporation and other appropriate certifications from recognized testing organizations. Failure to obtain and maintain such certifications for future microprocessor products could substantially impair the Company's ability to market and sell its future x86 products.

     IDT's Success in the X86 Microprocessor Market Requires PC Market
Growth. Because IDT's target market for its x86 microprocessor products is initially limited to certain segments of the PC industry, the growth and acceptance of these products are closely tied to trends in and growth of the PC industry. The success of the x86 microprocessor product will depend on whether PC manufacturers continue their trend towards accepting and using microprocessor products manufactured by companies other than Intel and whether the market for PCs and related components continues to grow. Should these industry trends and growth patterns not occur or if IDT is not able to produce products which meet customers' needs, for whatever reason, IDT's ability to sell x86 microprocessor products would be impaired.

     IDT Faces Challenges in Bringing Future Products to the X86 Microprocessor Market. IDT's ability to bring future x86 products to market depends on several factors including:

     - it must be able to finance such future development;

     - to compete with Intel and other competitors in the market for future x86 microprocessors, IDT must be able to design and develop the microprocessors themselves, and must ensure they can be used in PC platforms, including motherboards, designed to support future Intel or other microprocessors; and

     - a failure, for whatever reason, of the designers and producers of motherboards, chip sets and other system components to support IDT's x86 microprocessor offerings, including Socket 7 compatibility, would limit IDT's ability to sell products to the PC market.

     Our Product Manufacturing Operations are Complex and Subject to Interruption. The Company has increased the production capacity of its Oregon facility to manufacture IDT WinChip products and is absorbing production volumes from its San Jose, California, wafer fabrication facility, which IDT has closed. From time to time, IDT has experienced production difficulties, including reduced manufacturing yields or products that do not meet IDT's specifications, that have caused delivery delays and quality problems. While production deliveries and delays have been infrequent and generally short in duration, IDT could experience manufacturing problems and product delivery delays in the future as a result of, among other things, changes to its process technologies, and ramping production and installing new equipment at its facilities.

     IDT's remaining older wafer fabrication facility is located in Salinas, California. If IDT were unable to use this facility, as a result of a natural disaster or otherwise, IDT's operations would be materially adversely affected until the Company was able to obtain other production capability. IDT does not carry earthquake insurance on its facilities, as adequate protection is not offered at economically justifiable rates.

     Historically, IDT has utilized subcontractors for the majority of its incremental assembly requirements, typically at higher costs than its own Malaysian and Philippines assembly and test operations. IDT expects to continue utilizing subcontractors extensively to supplement its own production volume capacity. Due to production lead times, any failure by IDT to adequately forecast the mix of product demand could adversely affect IDT's sales and operating results.

     Our Operating Results Can Be Substantially Impacted by Facility Expansion, Utilization and Consolidation. Facility and capacity additions, primarily in fiscal 1997, have resulted in a significant increase in fixed and variable operating expenses which may not be fully offset by additional revenues for some time. IDT expenses as R&D the operating costs associated with bringing a new fabrication facility to commercial production status in the period such expenses were incurred. However, as commercial production at a new fabrication facility commences, the operating costs are classified as cost of revenues, and IDT begins to recognize depreciation expense relating to the facility. Accordingly, because the Oregon fabrication facility contributes to revenues, IDT has recognized substantial operating expenses associated with the facility as cost of revenues, which has reduced gross margins. As commercial production continues and IDT consolidates manufacturing volumes from its closed San Jose facility in fiscal 1999, IDT anticipates incurring additional operating costs in Oregon. Accordingly, if revenue levels do not increase sufficiently and cost savings from closing the San Jose plant do not offset these additional expense levels, or if IDT is unable to achieve gross margins from products produced at the Oregon facility that are comparable to those from IDT's other products, IDT's future results of operations could be adversely impacted. Further, IDT does not currently fully utilize the capacity available at the Oregon facility. Due to the commodity nature of many of the products manufactured in Oregon, and due to cyclical market conditions in the semiconductor industry, IDT is not able to forecast when the Oregon facility will become fully utilized.

     The Company has announced plans to improve its operating results through consolidation of certain manufacturing and other activities, together with headcount reductions and other actions. For example, in fiscal 1999, IDT closed its San Jose facility, resulting in a $46.4 million restructuring charge, and revalued certain assets at its Oregon facility, resulting in a $131.9 million asset impairment and other charge. The expected cost savings from these actions might not be sufficient to return IDT to profitability.

     Our Results are Dependent on the Success of New Products. New products and process technology costs associated with the Oregon wafer fabrication facility will continue to require significant R&D expenditures. However, we may not be able to develop and introduce new products in a timely manner, our new products may not gain market acceptance, and we may not be successful in implementing new process technologies. If IDT is unable to develop new products in a timely manner, and to sell them at gross margins comparable to or better than IDT's current products, its future results of operations could be adversely impacted.

     We are Dependent on a Limited Number of Suppliers. IDT's manufacturing operations depend upon obtaining adequate raw materials on a timely basis. The number of vendors of certain raw materials, such as silicon wafers, ultra-pure metals and certain chemicals and gases, is very limited. In addition, certain packages used by IDT require long lead times and are available from only a few suppliers. From time to time, vendors have extended lead times or limited supply to IDT due to capacity constraints. IDT's results of operations would be adversely affected if it were unable to obtain adequate supplies of raw materials in a timely manner or if there were significant increases in the costs of raw materials.

     Historically, IDT has been significantly dependent on the design capabilities of Quantum Effect Design, Inc., an equity affiliate of IDT, for the design and development of derivatives of 64-bit MIPS(R) RISC-based microprocessors. Currently there are no development contracts in effect between Quantum and IDT, and IDT is now designing and developing derivatives of MIPS RISC-based microprocessors in-house. From time to time, IDT contracts with third party semiconductor designers other than Quantum. As with all new products, there is risk that IDT or its contractors will not be successful in their efforts to design new products.

     We May Require Additional Capital to Remain Competitive. The semiconductor industry is extremely capital intensive. To remain competitive, IDT must continue to invest in advanced manufacturing and test equipment. The Company expects to expend approximately $15 million for capital additions during the fourth quarter of fiscal 1999, and anticipates significant continuing capital expenditures, especially in connection with the introduction of products for the WinChip microprocessor family, in the next several years. IDT could be required to seek financing to satisfy its cash and capital needs, and such financing might not be available on terms satisfactory to IDT. If such financing is required and if such financing is not available on terms satisfactory to IDT, our operations could be adversely affected.

     Intellectual Property Claims Could Adversely Affect Our Business and Operations. The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights, which have resulted in significant and often protracted and expensive litigation. In recent years, there has been a growing trend by companies to resort to litigation to protect their semiconductor technology from unauthorized use by others. IDT has been involved in patent litigation in the past, which adversely affected its operating results. Although IDT has obtained patent licenses from certain semiconductor manufacturers, IDT does not have licenses from a number of semiconductor manufacturers that have a broad portfolio of patents. IDT has been notified that it may be infringing on patents issued to certain semiconductor manufacturers and other parties and is currently involved in several license negotiations. Because the patents others are asserting primarily involve manufacturing processes, revenues from substantially all of IDT's products could be subject to the alleged infringement claims. Additional claims alleging infringement of intellectual property rights could be asserted in the future. The intellectual property claims that have been made or that may be asserted against IDT could require that IDT discontinue the use of certain processes or cease the manufacture, use and sale of infringing products, to incur significant litigation costs and damages and to develop non-infringing technology. The Company might not be able to obtain such licenses on acceptable terms or to develop non-infringing technology. Further, the failure to renew or renegotiate existing licenses on favorable terms, or the inability to obtain a key license, could adversely affect IDT.

     International Operations Add Increased Volatility to Our Operating
Results. A substantial percentage of IDT's revenues are derived from non-U.S. sales. During fiscal 1998, 1997 and 1996, non-US sales accounted for 39%, 38% and 40% of IDT's revenues, respectively. During these periods, Asian-Pacific sales accounted for 10%, 8% and 9% of IDT's revenues, respectively. In addition, IDT's offshore assembly and test operations incur payroll, facilities and other expenses in local currencies. Accordingly, movements in foreign currency exchange rates, such as those seen recently in the Far East, can impact both pricing and demand for IDT's products as well as its cost of goods sold. IDT's offshore operations and export sales are also subject to risks associated with foreign operations, including:

     - political instability;

     - currency controls and fluctuations;

     - changes in local economic conditions and import and export controls; and

     - changes in tax laws, tariffs and freight rates.

     Contract pricing for raw materials used in the fabrication and assembly processes, as well as for subcontract assembly services, can also be impacted by currency exchange rate fluctuations.

     We are Subject to Risks Associated with Using Hazardous Materials in Our Manufacturing. IDT is subject to a variety of environmental and other regulations related to hazardous materials used in its manufacturing process. Any failure by IDT to control the use of, or to restrict adequately the discharge of, hazardous materials under present or future regulations could subject it to substantial liability or could cause its manufacturing operations to be suspended.

     Our Common Stock is Subject to Price Volatility. IDT's common stock has experienced substantial price volatility. Such volatility may occur in the future, particularly as a result of quarter-to-quarter variations in the actual or anticipated financial results of IDT, the companies in the semiconductor industry or in the markets served by IDT and announcements by IDT or its competitors regarding new product introductions. In addition, our stock price can fluctuate due to price and volume fluctuations in the stock market, especially those that have affected the market price of technology stocks.

IMPACT OF YEAR 2000 ON OUR OPERATIONS

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

     IDT utilizes numerous software programs throughout its operations which include dates and make date-sensitive calculations based on two-digit fields which are assumed to begin with the year 1900. Software programs written based on this assumption are vulnerable, as the year 2000 approaches, to miscalculations and other operational errors which may be significant to their overall effectiveness. In addition, the Company relies upon products and information from critical suppliers, large customers and other outside parties, in the normal course of business, whose software programs are also subject to the same problem. Should miscalculations or other operational errors occur as a result of the Year 2000 issue, IDT or the parties on which it depends may be unable to produce reliable information or process routine transactions. Furthermore, in the worst case, IDT or the parties on which it depends may, for an extended period of time, be incapable of conducting critical business activities, which include but are not limited to, manufacturing and shipping products, invoicing customers and paying vendors.

     Our Approach. In October 1997, IDT engaged the services of Keane, Inc., a software services firm with over 30 years of relevant experience, to assist in defining IDT's approach. To date, IDT has paid approximately $165,000 in consulting fees to Keane. The methodology IDT is using consists of the following five phases:

     - INVENTORY -- In this initial phase, an inventory is taken of all software and hardware that may be affected by the Year 2000 problem;

     - IMPACT ASSESSMENT -- In the second phase, the impact of the Year 2000 problem is assessed for the items identified in the Inventory phase. The assessment includes estimates of how large the impact really is, along with rough estimates for fixing the problem;

     - STRATEGY DEVELOPMENT AND CONFIRMATION -- Using the information from the previous two steps, IDT develops and maintains a strategy for each affected item. This phase includes the development of any contingency plans that may be required to mitigate IDT's risk in a particular area;

     - REMEDIATION PLAN -- In this phase, fixes necessary to bring hardware and software into Year 2000 compliance are defined. This may include code modifications, software upgrades, or hardware upgrades; and

     - REMEDIATION AND TESTING -- In this phase, Year 2000 affected items are remediated and tested to verify their proper operation into the Year 2000 and beyond. IDT's rule is that any item in the critical business path must be tested. While initial testing has been completed, there will be an ongoing process of remediation followed by testing until all testing is completed. The target date for all testing to be completed is June 1, 1999.

     IDT has completed the Inventory, Impact Assessment, Strategy Development and Confirmation and Remediation Plan phases of its Year 2000 plan. The Remediation and Testing phase is in process as of the date of this filing.

     IDT Products. IDT has completed an initial assessment of the extent to which Year 2000 issues may be incorporated into products that it sells to its customers. It did not find any Year 2000 related issues in products that IDT sells to customers.

     IDT Business Partners. IDT has contacted all of its major suppliers and other critical business partners in an effort to identify and mitigate Year 2000 matters originating from third parties which may adversely affect IDT. Contingency plans, if required, will be developed for transactions with suppliers that appear to be lagging with their Year 2000 readiness programs. This may include replacing these suppliers. IDT is currently reviewing supplier responses and is obtaining additional information.

     IDT Business Systems. Based on IDT's continuing assessment, IDT needs to replace or materially modify many of its software applications, including those critical to IDT's normal operations, in order to both meet IDT's business requirements and avoid significant Year 2000 issues.

     IDT is in the process of installing business and planning software licensed from SAP America, Inc. and i2 Technologies, Inc. With the installation of these software systems, and upgrades to a small number of in-house developed legacy software applications, IDT believes its critical business systems will be Year 2000 compliant. In February 1999, IDT expects to bring the first portion of the SAP implementation on-line. At that time, it will evaluate the need for contingency plans.

     By the year 2000, over a five-year period, IDT will have replaced substantially all of its enterprise wide systems. IDT has not allocated a portion of the total project cost to the Year 2000 issue. While IDT continues to monitor its system implementation costs, IDT does not believe the incremental project cost associated with Year 2000 compliance to be material, as this feature is included with software purchased by IDT to satisfy its business needs. Implementation projects, dates and timelines have been determined primarily by IDT's expanding and changing business requirements and have not been accelerated to date for Year 2000 reasons.

     Manufacturing Systems. Each manufacturing site has taken an inventory of its equipment and is working closely with the equipment vendors regarding Year 2000 issues. The Company is awaiting software and/or hardware upgrades from its vendors. It is IDT's goal to have all equipment compliant by June 1999. While IDT is still negotiating with its manufacturing equipment vendors, amounts paid to these vendors to obtain software upgrades to remediate Year 2000 issues may approximate $400,000. Contingency plans include such techniques as rolling back the date on equipment and custom upgrades and interfaces.

     There can be no assurance that all critical Year 2000 problems have or will be identified or that IDT will be able to procure all of the resources necessary to replace all critical Year 2000-deficient software applications on a timely basis. In addition, the critical Year 2000-deficient software programs of the parties on which IDT depends might not be converted on a timely basis or could be converted to systems that are incompatible with IDT's systems.

REQUIREMENTS ASSOCIATED WITH THE INTRODUCTION OF THE EURO

     IDT is in the process of addressing the issues raised by the introduction of the Single European Currency, or "Euro", for initial implementation as of January 1, 1999 and through the transition period to January 1, 2002. IDT does not expect the cost of any system modifications to be material and does not currently expect that introduction and use of the Euro will materially affect its foreign exchange and hedging activities or will result in any material increase in transaction costs. The Company will continue to evaluate the impact over time of the introduction of the Euro; however, based on currently available information IDT's management does not believe that the introduction of the Euro will have a material adverse impact on IDT's financial condition or the overall trends in results of operations.

                           PART II  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     A lawsuit filed on July 31, 1998, by the Lemelson Medical Education & Research Foundation, Limited Partnership ("plaintiff"), is pending in the United States District Court for the District of Arizona, case no. 98 1413PHXPGR against the Company and other corporate defendants. The lawsuit alleges that the defendants are infringing upon 16 patents issued to plaintiff. Plaintiff seeks an injunction and damages in an unspecified amount.

     On July 17, 1997, IDT filed a complaint against Hewlett-Packard Company
(HP) in Santa Clara Superior Court, Case Number CV767581, seeking a declaratory judgment regarding the validity of IDT's rights to use and sublicense certain advanced printer technology ("TrueRes") which HP acquired from DP-TEK Development Company, LLC (DP-TEK), a Kansas limited liability company. On March 3, 1998, IDT amended its complaint to join DP-TEK and to seek damages from HP. In a related action, on November 17, 1997, DP-TEK filed a petition for declaratory relief and damages for breach of contract in an amount of approximately $25 million against IDT in Kansas. The case was removed to federal court, Case Number 97-1541-FGT. Both cases were recently settled.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On December 8, 1998, the Board of Directors adopted a stockholder rights plan designed to protect the long-term value of the Company for its stockholders during any future unsolicited acquisition attempt. In connection with the plan, the Board declared a dividend of one preferred share purchase right for each share of the Company's common stock outstanding on January 4, 1998 (the "Record Date") and further directed the issuance of one such right with respect to each share of the Company's common stock that is issued after the Record Date, except in certain circumstances. The rights will expire on December 21, 2008. The rights are initially attached to the Company's common stock and will not trade separately. If a person or a group (an "Acquiring Person") acquires 15% or more of the Company's common stock, or announces an intention to make a tender offer for the Company's common stock, the consummation of which would result in a person or group becoming an Acquiring Person, then the rights will be distributed (the "Distribution Date"). After the Distribution Date, each right may be exercised for one-hundredth of a share of a newly designated Series A Junior Participating Preferred Stock, par value of $0.001 per share, at an exercise price of $45.00. The preferred stock has been structured so that the value of one-hundredth of a share of such preferred stock will approximate the value of one share of common stock.

     Upon a person or group becoming an Acquiring Person, holders of the rights (other than the Acquiring Person) will have the right to acquire shares of the Company's common stock at a substantially discounted price. Additionally, if a person or group becomes an Acquiring Person and the Company is acquired in a merger or other business combination, or 50% or more of its assets are sold in a transaction with an Acquiring Person, the holders of rights (other than the Acquiring Person) will have the right to receive shares of common stock of the acquiring corporation at a substantially discounted price.

     Subsequent to a person or group becoming an Acquiring Person, the Company's Board of Directors may, at its option, require the exchange of outstanding rights (other than those held by the Acquiring Person) for common stock at an exchange ratio of one share of the Company's common stock per right. The Company's Board may redeem outstanding rights at any time prior to a person or group becoming an Acquiring Person at a price of $0.001 per right. Prior to such time, the terms of the rights may be amended by the Board.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following exhibits are being filed as part of this report:

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
      3.1     Certificate of Designations specifying the terms of the
              Series A Junior Participating Preferred Stock of IDT, as
              filed with the Secretary State of Delaware on December 22,
              1998 (incorporated by reference to Exhibit 3.6 to
              Registration Statement on Form 8-A filed December 23, 1998).
      3.2     Bylaws of the Company, as amended and restated effective
              December 21, 1998 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed December 23, 1998).
      4.1     Rights Agreement dated December 21, 1998, between IDT and
              BankBoston, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to Registration Statement on Form 8-A filed
              December 23, 1998).
     10.1     Employment Contract between IDT and Glenn Henry.
       27     Financial Data Schedule

     (b) Reports on Form 8-K:

          On December 23, 1998, the Company filed a Form 8-K to report under
     Item 5 its adoption of a stockholder rights plan and amendment of its bylaws. No financial statements were filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          INTEGRATED DEVICE TECHNOLOGY, INC.

Date: February 5, 1999                    /s/ Leonard C. Perham

                                          --------------------------------------
                                          Leonard C. Perham
                                          Chief Executive Officer
                                          (duly authorized officer)

Date: February 5, 1999                    /s/ Alan F. Krock

                                          --------------------------------------
                                          Alan F. Krock
                                          Vice President, Chief Financial
                                          Officer
                                          (principal accounting officer)

                                 EXHIBIT INDEX

    EXHIBIT
    NUMBER                       DESCRIPTION OF DOCUMENT
    -------    ------------------------------------------------------------
      3.1      Certificate of Designations specifying the terms of the
               Series A Junior Participating Preferred Stock of IDT, as
               filed with the Secretary State of Delaware on December 22,
               1998 (incorporated by reference to Exhibit 3.6 to
               Registration Statement on Form 8-A filed December 23, 1998).
      3.2      Bylaws of the Company, as amended and restated effective
               December 21, 1998 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed December 23, 1998).
      4.1      Rights Agreement dated December 21, 1998, between IDT and
               BankBoston, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to Registration Statement on Form 8-A filed
               December 23, 1998).
     10.1      Employment Contract between IDT and Glenn Henry.
       27      Financial Data Schedule