Form 10-Q/A
period 1998-09-27
INTEGRATED DEVICE TECHNOLOGY INC
filed 1999-03-22
CIK 703361

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A

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

INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED; IN THOUSANDS)

                                               Sep. 27,       Mar. 29,
                                                 1998           1998
                                              -------------------------

ASSETS
Current assets:
   Cash and cash equivalents                   $128,976        $146,114
   Short-term investments                        73,946          74,481
   Accounts receivable, net                      48,499          68,840
   Inventories, net                              55,693          60,737
   Prepayments and other current assets          36,954          74,431
                                              -------------------------
Total current assets                            344,068         424,603

Property, plant and equipment, net              307,952         475,440
Other assets                                     68,582          68,912
                                              -------------------------
TOTAL ASSETS                                   $720,602        $968,955
                                              =========================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                             $ 34,517        $ 57,572
  Accrued compensation and related expenses      14,894          15,853
  Deferred income on shipments to
       distributors                              38,905          51,835
  Other accrued liabilities                      69,221          33,821
                                                -----------------------
Total current liabilities                       157,537         159,081

Convertible subordinated notes, net             184,055         183,756
Other liabilities                               107,703          79,727
                                               ------------------------
Total liabilities                               449,295         422,564

Stockholders' equity:
  Preferred stock                                    --              --
  Common stock and additional paid-in capital   329,672         318,623
  Retained earnings (deficit)                   (58,077)        228,964
  Accumulated other comprehensive loss             (288)         (1,196)
                                               ------------------------
Total stockholders' equity                      271,307         546,391
                                               ------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $720,602        $968,955
                                               ========================


The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED; IN THOUSANDS)


                                                       Six Months Ended
                                                  --------------------------
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

3. In the first quarter of fiscal 1999, the Company recorded a $34.6 million charge, relating primarily to excess SRAM manufacturing equipment and technology licensing matters. The charge is reflected in the Condensed Consolidated Statements of Operations as follows: $28.9 million as cost of revenues, $5.5 million as research and development and $.2 million as general and administrative. The $28.9 million charge includes a provision of $15.1 million for writedown to fair market value of excess manufacturing equipment. Reflecting current economic conditions in the SRAM marketplace, which continues to experience declines in both demand and price, the Company identified specific items of manufacturing equipment which were excess to its needs. The carrying value of excess equipment was reduced to its estimated fair market value, based primarily on appraisals and estimates from third parties. As described in Note 4, time to liquidate surplus semiconductor equipment is uncertain. Also included in the $28.9 million charge is $10 million to settle certain patent claims against the Company.

The $5.5 million charge reported in research and development expenses reflects the Company's narrowing the focus of its business development activities associated with the development of a graphics chip and a specialized logic chip. The Company discontinued these development efforts and provided for remaining payments required under technology license agreements and recognized other related costs. The Company also provided for other intellectual property-related matters.


4. In the second quarter of fiscal 1999, the Company recorded charges of $46.4 million for restructuring and $131.9 million for asset impairment and other which are specifically identified in the Condensed Consolidated Statements of Operations as a reduction in gross profit. The $46.4 million restructuring charge relates primarily to a provision for exit and closure costs associated with the San Jose, Calif. wafer fabrication facility, which the Board of Directors decided to close. Manufacturing activities in this facility are expected to cease by the end of 1998, at which time the Company plans to complete the termination of approximately 400 employees, primarily in manufacturing departments. IDT is pursuing the sale of surplus used equipment from the San Jose facility. However, as there is currently a significant oversupply of such equipment available for sale, IDT cannot determine the amount of time required to completely liquidate the surplus equipment. The Company expects annual cost savings of approximately $45 million as a result of these restructuring actions.

The following table sets forth the Company's restructuring expense for the quarter ended September 27, 1998 and the reserve balance as of that date:


                                           Q2 1999                    Balance
                                           Expense    Utilized     Sep. 27, 1998
                                           -------   ----------    -------------

Write-down of fixed assets                 $33,047   $(33,047)              --
Severance and other employee
  related charges                            2,620       (308)           2,312
Closure costs for manufacturing
  facility                                  10,717       (496)          10,221
                                           -------   --------          -------
                                           $46,384   $(33,851)         $12,533
                                           =======   ========          =======


The $131.9 million asset impairment and other charge relates primarily to an asset impairment reserve recorded against the manufacturing assets of IDT's eight-inch wafer fabrication facility in Oregon. The Company determined that due to excess industry capacity and low prices for semiconductor products manufactured in the Oregon facility, future undiscounted cash flows related to its wafer fabrication assets were insufficient to recover the carrying value of the assets. As a result, the Company wrote down these assets to estimated fair market value based primarily on appraisals and estimates from independent parties. Of the $131.9 million, $5.0 million is to settle certain patent claims against the Company.

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

Following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the periods presented below:

                                   Three Months Ended          Six Months Ended
                                  --------------------       --------------------
(in thousands except per           Sep. 27,   Sep. 28,       Sep. 27,    Sep. 28,
share amounts)                       1998       1997            1998       1997
                                  --------------------       --------------------

  Basic:

  Net income (loss)(numerator)    $(237,085) $  2,601        $(287,041) $  4,492
                                  ===================        ===================
  Weighted average shares
      outstanding (denominator)      82,412    80,010           82,040    79,889
                                  ===================        ===================
  Net income (loss) per share     $   (2.88) $    .03        $   (3.50) $    .06
                                  ===================        ===================
  Diluted:

  Net income (loss)(numerator)    $(237,085) $  2,601        $(287,041) $  4,492
                                  ===================        ===================
  Weighted average shares
    outstanding                      82,412    80,010           82,040    79,889
  Net effect of dilutive stock
    options                              --     3,659               --     3,523
                                  -------------------        -------------------
  Total shares (denominator)         82,412    83,669           82,040    83,412
                                  ===================        ===================
  Net income (loss) per share     $   (2.88) $    .03        $   (3.50) $    .05
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

HISTORICAL INFORMATION RELATING TO FISCAL 1999 RESTRUCTURING AND ASSET IMPAIRMENT AND OTHER CHARGES AND ACTIONS TAKEN

In the first two quarters of fiscal 1999, IDT recorded $207.2 million in charges related to asset impairment and restructuring, which are specifically identified in the Condensed Consolidated Statements of Operations, and an additional $9.0 million of charges, which were recorded as operating expenses. These charges relate principally to closure of one of three wafer fabrication facilities located in the United States, reducing the carrying value of one of the remaining facilities, discontinuing research initiatives and costs associated with intellectual property matters. These charges are discussed below under the captions "Gross Profit," "Research and Development" and "Selling, General and Administrative."

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

GROSS PROFIT

In Q1 1999, the Company recorded a charge of $28.9 million which is specifically identified in the Company's Condensed Consolidated Statements of Operations as a reduction in gross profit. The $28.9 million charge relates primarily to excess SRAM manufacturing equipment ($18.9 million) and certain technology licensing matters ($10.0 million). The net carrying value of equipment before writedown was $17.4 million, and after writedown was $2.3 million. The portion of the charge which pertains to excess SRAM related equipment is associated with equipment which is no longer used in the Company's normal operations because of changes in demand in the semiconductor marketplace or changes in the Company's product strategy. The equipment related portion of the charge was computed as the difference between the net book value of the equipment and estimates of fair market value, as estimated by third parties with significant experience in marketing and selling used semiconductor equipment. As a result of the charge related to excess manufacturing equipment, IDT expects an immediate reduction in annual depreciation expense in future quarters of approximately $4 million. Additionally, the Company recorded a charge of $5.7 million relating primarily to discontinuing certain technology development initiatives, which have been classified as research and development expenses in the Company's Condensed Statements of Operations.

In Q2 1999, the Company recorded non-recurring charges of $46.4 million for restructuring and $131.9 million for asset impairment and other which are specifically identified in the Company's Condensed Statements of Operations as a reduction in gross profit.

The $46.4 million restructuring charge relates primarily to a provision for exit and closure costs associated with the San Jose, Calif. wafer fabrication facility. Included in this charge are $33 million for fabrication and assembly-and-test equipment, which was written down to liquidation value; severance and other employee related expenses of $2.6 million; and closure costs of $10.7 million. Closure costs of $10.7 million consist of $4.5 million in costs associated with de-installing equipment previously placed in service, which IDT expects to pay in Q3 1999; estimated costs of $3.3 million to decommission the facility, which are expected to be paid in Q4 1999 through Q1 2000; and contract cancellation costs of $2.9 million, which the Company expects to pay in Q1 2000.

The $131.9 million asset impairment and other charge relates primarily to the asset impairment charge which reduced the carrying value of the manufacturing assets of the Oregon fabrication facility. Included in the charges is the writedown of equipment with a net carrying value of approximately $189 million before writedown and $62 million after writedown. Additionally, the Company recorded a charge of $3.3 million relating primarily to retention costs earned in Q2 1999 by manufacturing and research and development staff employed at the San Jose fabrication facility which were recorded as cost of revenues and research and development expenses in the Company's Condensed Statements of Operations. The Company expects annual cost savings of approximately $45 million as a result of the manufacturing restructuring action. The cost savings associated with the manufacturing restructuring are expected to be partially realized in the fourth quarter of fiscal 1999 and fully realized beginning in the first quarter of IDT's fiscal 2000. As a result of the asset impairment charge, which reduced the carrying value of manufacturing equipment, IDT expects an immediate reduction in annual depreciation expense in future quarters of approximately $25 million.

Gross profit for Q2 1999 was ($137.7) million, including a $181.6 million charge for restructuring, asset impairment and other costs, compared to $55.2 million for Q2 1998. Excluding the $181.6 million in charges for restructuring, asset impairment and other, gross profit in Q2 1999 increased when compared to Q1 1999 from 30.7% to 33.1%. Excluding these charges, gross profit decreased by $11.9 million from $55.2 million, and gross margin decreased from to 33.1% from 38.4%, for Q2 1999 compared to Q2 1998. For the first 6 months of fiscal 1999, excluding restructuring, asset impairment and other related costs, gross margin also decreased when compared to the first 6 months of fiscal 1998.

Excluding the charges, the decline in gross margin is associated with lower revenues, higher manufacturing costs and the fixed nature of many of the costs associated with semiconductor manufacturing facilities. In fiscal 1999, IDT planned to manufacture and sell greater volumes of its products. However, because of changes in marketplace demand, especially for WinChip microprocessors and continued weakness in SRAM markets, greater manufacturing volumes and sales revenues did not materialize. Also, costs associated with the eight-inch wafer fabrication facility in Oregon continued to adversely impact gross margin for the first half of fiscal 1999, as these costs were not fully absorbed by additional revenues.

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

RESEARCH AND DEVELOPMENT

Research and development ("R&D") expenses decreased by $3.0 million (7.6%) from Q1 1999 and increased by $5.8 million (19.0%) compared to Q2 1998. R&D costs for the 6 month period ended September 27, 1998 increased $15.4 million when compared to the same period in FY 1998. R&D expenses for Q1 1999 included $5.5 million in charges, primarily associated with discontinuing certain development efforts, severance and termination costs associated with development personnel and related payments under technology license agreements associated with such development efforts. Development efforts discontinued included a graphics chip and a specialized logic chip. Cost savings associated with discontinuing these development efforts are approximately $1 million per quarter and are expected to be fully realized by the fourth quarter of fiscal 1999. R&D expenses for Q2 1999 included $.6 million in costs, primarily associated with retention costs earned by research and development staff during Q2 1999 which are employed at the San Jose fabrication facility. Excluding the charges and related costs, when compared to Q1 1999, Q2 1999 R&D spending increased because of greater costs associated with product design initiatives and process R&D. With respect to process R&D, the Company allocates costs associated with its manufacturing facilities between cost of goods sold and process R&D based upon activities performed. Therefore, because of lower production volumes associated with reduced demand in Q1 1999 and relatively constant process R&D activity, the allocation of manufacturing costs to process R&D expense increased. The factors described above resulting in increased R&D costs in Q1 1999 and Q2 1999 are also the primary reasons R&D increased during the first 6 months of fiscal 1999, when compared to the same period of fiscal 1998. Management expects that in the coming quarters, R&D expense will decrease as the allocation of manufacturing costs associated with process R&D declines as a result of manufacturing facility consolidation.

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

     27*             Financial Data Schedule

---------
 *Previously filed.

(b) Reports on Form 8-K:

     No reports have been filed on Form 8-K during this quarter.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                INTEGRATED DEVICE TECHNOLOGY, INC.





Date: March 16, 1999            /s/ Leonard C. Perham
                                ---------------------------------------
                                Leonard C. Perham
                                Chief Executive Officer
                                (duly authorized officer)


Date: March 16, 1999            /s/ Alan F. Krock
                                ---------------------------------------
                                Alan F. Krock
                                Vice President, Chief Financial Officer
                                (principal accounting officer)

                                INDEX TO EXHIBITS


    Exhibit No.      Description
    -----------      -----------

     27*             Financial Data Schedule

---------
 *Previously filed.