Form 10-K405
period 1999-03-28
INTEGRATED DEVICE TECHNOLOGY INC
filed 1999-06-28
CIK 703361

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Check One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                    For the fiscal year ended March 28, 1999
                                       OR

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

                          Common Stock, $.001 par value
                  5.5% Convertible Subordinated Notes due 2002
                         Preferred Stock Purchase Rights
                                (Title of class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was approximately $667,085,000 as of May 21, 1999, based upon the closing sale price of $8.438 per share on the Nasdaq National Market for that date. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 88,331,600 shares of the Registrant's Common Stock issued and outstanding as of May 21, 1999.


                       DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, and 13 of Part III incorporate information by reference from the Proxy Statement for the 1999 Annual Meeting of Stockholders.

================================================================================

PART I

All non-historical information contained in this discussion and analysis constitutes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are not guarantees of future performance and involve a number of risks and uncertainties, including but not limited to: operating results; new product introductions and sales, including the IDT WinChip(TM) microprocessor; competitive conditions; capital expenditures and capital resources; manufacturing capacity utilization, and the Company's efforts to consolidate and streamline production; customer demand and inventory levels; protection of intellectual property in the semiconductor industry; and the risk factors set forth in the section "Factors Affecting Future Results." Future results may differ materially from such forward-looking statements as a result of such risks. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof.


ITEM 1. BUSINESS

Integrated Device Technology, Inc. ("IDT" or the "Company") designs, develops, manufactures and markets a broad range of high-performance semiconductor products and modules. Applications for IDT's products include data and telecommunications equipment, such as routers, hubs, switches, cellular base stations and other devices; personal computers; and networked peripherals and servers, such as RAID arrays, servers, and printers.

The Company markets its products on a worldwide basis primarily to OEMs (original equipment manufacturers) through a variety of channels, including a direct sales force, distributors and independent sales representatives. The Company attempts to differentiate its products from competitors' products through unique architecture, enhanced performance, reduced system cost and packaging options.

IDT fabricates substantially all of its semiconductor wafers using advanced CMOS (complementary metal oxide silicon) process technology in its own wafer fabrication facilities. IDT has also contracted with outside foundries for WinChip x86 microprocessor wafer manufacturing services.

In May 1999, the Company completed the acquisition of Quality Semiconductor, Inc. ("QSI"). QSI had been engaged in the design, development and marketing of high-performance logic and networking semiconductor products.

IDT was incorporated in California in 1980 and reincorporated in Delaware in 1987. The terms the "Company" and "IDT" refer to Integrated Device Technology, Inc. and its consolidated subsidiaries, unless the context indicates otherwise.


PRODUCTS AND MARKETS

The Company operates in three business segments:

o     Communications and High Performance Logic
o     SRAMs and other
o     x86 Microprocessors

The Communications and High-Performance Logic segment includes communications products, networking devices, embedded RISC microprocessors and high-performance logic and clock-management devices. The SRAMs and other segment consists mainly of high-speed SRAMs (static random access memories).

Products in the SRAM and other segment are generally characterized as commodity (or industry standard) products which typically have exhibited lower gross margins and high unit volumes. Products in the Communications and High-Performance Logic segment, with the exception of some logic devices, tend to have lower unit sales and and higher margins. Products in these segments are also manufactured using different levels of process technology. A significant portion of the wafers produced for the SRAMs and other and x86 microprocessors segments are fabricated at IDT's advanced technology, eight-inch wafer production facility in Hillsboro, Oregon. Most wafers for the Communications and High Performance Logic segment are produced at IDT's older, six-inch facility located in Salinas, California.

The Company offers approximately 1,300 products in 7,600 product configurations. IDT's product design efforts are focused on differentiated components and integration of its components into single devices, modules or subsystems to meet the needs of its customers.

During fiscal 1999, the  Communications  and High  Performance  Logic, SRAMs and
other  and  x86   microprocessors   segments  accounted  for  71%,  23%  and  6%
respectively, of total IDT revenues of $540.2 million.


Communications and High-Performance Logic Segment

Communications Products and Networking Devices. The Company's communications products are either proprietary or have limited alternative sources of supply. These products include FIFO memories, multi-port memories, and network products that offer high-performance features that allow communications and networking systems to operate more effectively. FIFO memories are used as rate buffers to transfer large amounts of data at high speeds between separate devices or pieces of equipment operating at different speeds within a system, when the order of the data to be transferred needs to be controlled. Multi-port memory products are used to speed data transfers and act as the link between multiple microprocessors or between microprocessors and peripherals. These products are currently used primarily in peripheral interface, communications and networking products, including bridges, hubs, routers and switches. IDT's network products family uses emerging network technology designed to support faster transmission, higher quality images, audio and data.

IDT is a leading supplier of both synchronous and asynchronous FIFO memories and has increasingly focused its resources on the design of synchronous FIFO memories. Synchronous FIFO memories have been gaining greater market acceptance because they are faster and provide an easier user interface than asynchronous FIFO memories. IDT's family of 9-bit, 18-bit and 36-bit Sync FIFO memories are being used in many newer networking products. IDT has added the SuperSync(TM) II family of FIFO memories to its product offerings, providing one of the highest density (4Mb), highest performance (133MHz) and broadest feature sets commercially available.

The Company is also a leading supplier of multi-port memory products. IDT's family of multi-port memories is composed of dual-port asynchronous devices, four-port products, and synchronous dual-port devices, including what the Company believes to be among the highest-density (1Mb), highest-performance (100MHz) and widest word-width (x36) dual-ports commercially available.

The network products family includes a switching chipset, segmentation and reassembly controllers, and physical interface and muxing/demuxing devices that are used to interconnect computers and facilitate data transmission in networks.

Logic and Clock Management Products. IDT is a leading manufacturer of high-speed, byte-wide and double-density 16-bit CMOS logic circuits for high-performance applications. Logic circuits control data communication between various elements of electronic systems, such as between a microprocessor and a memory circuit. IDT offers a wide range of logic circuits products that support bus and backplane interfaces, memory interfaces and other logic support applications where high speed and low power are critical. IDT's logic circuits are used in a broad range of markets. The Company recently introduced Advanced Low Voltage CMOS (ALVC) and Low Voltage CMOS (LVC) logic products. These low voltage products represent a rapidly growing segment of the high-performance logic market.

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

IDT completed its acquisition of QSI shortly after the end of fiscal 1999. QSI's products are largely complementary to IDT's logic product lines and include the QuickSwitch(R) and clock management families.


Embedded RISC Microprocessors. IDT markets its RISController(TM) microprocessors which represent one of the industry's broadest lines of 32-bit and 64-bit processors based on the MIPS architecture. IDT is a leading supplier of MIPS processors to the communications and networking markets.

The Company focuses its RISC microprocessor marketing efforts primarily on the embedded controller market. Embedded controllers are microprocessors that control a single device such as a network router or switch, printer or set-top box. The Company provides its customers with integrated solutions for embedded control, including related support chips and engineering tools such as RTOS (Real Time Operating System), compilers, reference designs and technical support.

The Company's RISC microprocessor products include the RC5000, IDT's first 64-bit superscalar microprocessor, which is available with clock speeds up to 250 MHz and the highly compatible family of RISCore4000 64-bit controllers. During fiscal 1999, IDT introduced the RC32364 32-bit processor which won the Microprocessor Report Editor's Choice Award for price/performance. In addition, the Company introduced system controller support chips for both the 32-bit and 64-bit processors.


SRAMs and Other Segment

SRAMS. SRAMs are memory circuits used for storage and retrieval of data during a computer or communication system's operation. Unlike DRAMs (dynamic random access memories), SRAMs do not require electrical refreshment of the memory contents to ensure data integrity, allowing them to operate at high speeds. SRAMs include substantially more circuitry than DRAMs, resulting in higher production costs for a given amount of memory, and generally command higher selling prices than the equivalent density traditional DRAM products. The market for SRAMs is fragmented by differing demands for speed, power, density, organization and packaging. As a result, there are a number of niche markets for SRAMs.

Historically, the Company focused primarily on the cache memory segment of the SRAM market. But, in fiscal 1999, the PC cache segment represented a very small percentage of IDT's SRAM revenues, and it is not expected to contribute significantly to the Company's SRAM revenues moving forward.

In fiscal 1997, IDT announced the first of a family of ZBT(R) (Zero Bus Turnaround(TM)) SRAMs which eliminate wait states between read and write cycles. In March 1998, IDT introduced its first 4Mb ZBT memory, which has been shipping in volume since the first quarter of fiscal 1999.

To provide SRAM products that meet the varying needs of its customers, IDT offers 16K, 64K, 256K, 1 Megabit and 4 Megabit SRAMs in a number of speed, organization, power and packaging configurations.


x86 Microprocessors Segment.

The WinChip 2 microprocessor, which began shipping for revenue in the third quarter of fiscal 1999, is the most recent member of IDT's x86 microprocessor product family. The Company's x86 microprocessors, including the first generation WinChip C6(TM) and its successor the WinChip 2, are compatible with similar products manufactured and sold by Intel Corp. ("Intel"), Advanced Micro Devices, Inc. ("AMD") and National Semiconductor Corporation's subsidiary Cyrix Corp. ("Cyrix").

The WinChip 2 microprocessor's features include 3DNow!(TM) and superscalar MMX(TM) technology and support for the 100MHz system bus specification (Super7(TM)). The WinChip2 microprocessor is targeted for the sub-$1,000 PC desktop and sub-$1,500 mobile PC markets. In fiscal 1999, the IDT WinChip microprocessor was sold with clock speeds of 180MHz to 240MHz. IDT has manufactured its x86 wafers at its facility in Hillsboro, Oregon and has contracted with IBM and other foundries to manufacture these products if needed.

CUSTOMERS

The Company markets and sells its products on a worldwide basis primarily to OEMs in its three business segments. Products in the Communications and High-Performance Logic segment are sold to communications oriented customers and consumers of high-performance logic, while products in the SRAMs and other segment are sold to customers in diverse industries. Products in the x86 microprocessors segment are sold primarily to customers in the personal computing market. Customers often purchase products from more than one of the Company's product families. No one OEM direct customer accounted for 10% or more of the Company's revenues in fiscal 1999, 1998 or 1997.

MARKETING AND SALES

IDT markets and sells its products primarily to OEMs through a variety of channels, including a direct sales force, distributors and independent sales representatives.

The Company had 68 direct sales personnel in the United States as of March 28, 1999. Such personnel are based at the Company's headquarters and in 18 sales offices in Alabama, California, Colorado, Florida, Illinois, Maryland, Massachusetts, Minnesota, New Jersey, North Carolina, Oregon and Texas, and are primarily responsible for marketing and sales in those areas. IDT also utilizes three national distributors, Hamilton Hallmark, a division of Avnet, Inc.; Wyle Laboratories and Insight Electronics, Inc., and several regional distributors in the United States. Hamilton Hallmark accounted for 24%, 17% and 14% of the Company's revenues in fiscal 1999, 1998 and 1997, respectively. In addition, IDT uses independent sales representatives, which generally take orders on an agency basis while the Company ships directly to the customer. The representatives receive commissions on all products shipped to customers in their geographic area.

In addition, the Company had 70 direct sales personnel and 12 sales offices located outside of the United States as of March 28, 1999. Sales activities outside North America are generally conducted by IDT's subsidiaries located in France, Germany, Hong Kong, Israel, Italy, Korea, Japan, Singapore, Sweden and the United Kingdom. The Company also has sales offices in Taiwan, Malaysia and Finland. The Company continues to emphasize its direct marketing efforts to OEMs in Europe and to United States companies with operations in the Asia-Pacific area. A significant portion of export sales continues to be made through international distributors. During fiscal 1999, 1998 and 1997, non-U.S. sales accounted for 37%, 39% and 38% of total revenues, respectively. Sales outside the United States are generally denominated in local currencies. Sales and other financial information for foreign operations is included in Note 10 of the Notes to Consolidated Financial Statements contained elsewhere in this Form 10-K. Export sales are subject to certain risks, including currency controls and fluctuations, changes in local economic and political conditions, import and export control, and changes in tax laws, tariffs and freight rates.

The Company's distributors typically maintain an inventory of a wide variety of products, including products offered by IDT's competitors. IDT's distributors provide inventory management and logistics programs for their customers and also handle small or rush orders. A portion of the Company's sales is made to distributors under agreements which allow certain rights of return and price protection on products unsold by the distributors. Related gross profits thereon are deferred until the products are resold by the distributors.

MANUFACTURING

IDT believes that maintaining its own wafer fabrication capability facilitates the implementation of advanced process technologies, provides the Company with a reliable source of supply of semiconductors and allows it to be more flexible in shifting production according to product demand. The Company currently operates sub-micron wafer fabrication facilities in Hillsboro, Oregon and Salinas, California. The Oregon facility first contributed to revenues beginning in fiscal 1997. The 192,000 square foot facility, which produces a significant portion of the wafers fabricated for IDT's SRAMs and other segment, contains a 48,000 square foot, class 1 (less than one particle 0.5 micron or greater in size per cubic foot), eight-inch wafer fabrication line. The Salinas facility, first placed in production in fiscal 1986, includes a 24,000 square foot, class 3 (less than three particles 0.5 micron or greater in size per cubic foot), six-inch wafer fabrication line. Most wafers for the Company's Communications and High-Performance Logic segment are produced at the Salinas plant.

In fiscal 1999, as part of its efforts to consolidate and streamline manufacturing operations, the Company closed its 24,000 square foot, class 1, six-inch wafer fabrication facility located in San Jose, California. Production from this facility, which had been in use since fiscal 1991, has been absorbed by the Oregon and Salinas facilities.

IDT supplements its internal wafer fabrication capacity with subcontract wafer manufacturing capacity. In fiscal 1998, IDT contracted with IBM for x86 microprocessor wafer manufacturing services using IBM's CMOS process technology. IDT expects, during fiscal 2000, to use IBM and other foundries for WinChip production.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for an overview of industry capacity trends and a discussion of the Company's restructuring actions and asset impairment charges in fiscal 1999.

The Company has acquired a wafer fabrication facility in Sydney, Australia, as part of the QSI merger, which closed in the first quarter of fiscal 2000. The 41,000 square foot facility is being used to produce wafers for logic product families acquired from, and previously manufactured by, QSI.

IDT also operates two component assembly and test facilities, a 145,000 square foot facility in Penang, Malaysia and a 176,000 square-foot facility near Manila, the Philippines. Substantially all of the Company's test operations and a significant portion of its assembly operations are performed at its Malaysian and Philippines facilities. IDT also uses subcontractors, principally in Korea, the Philippines and Malaysia, to perform certain assembly and burn-in operations. If IDT were unable to assemble or test products offshore, or if air transportation to these locations were curtailed, the Company's operations could be materially adversely affected. Additionally, foreign manufacturing exposes IDT to certain risks generally associated with doing business abroad, including foreign governmental regulations, currency controls and fluctuation, changes in local economic and political conditions, import and export controls, and changes in tax laws, tariffs and freight rates. In addition to this offshore assembly and test capability, the Company has the capacity for low-volume, quick-turn assembly in its Santa Clara, California facilities as well as limited test capabilities in Santa Clara and Salinas. Assembly and test of memory modules takes place both domestically and offshore.

The Company utilizes proprietary CMOS process technology permitting sub-micron geometries in its fabrication facilities. The majority of IDT's current products are manufactured using its proprietary 0.5, 0.35 and 0.25 micron processes. The Company continues to develop its 0.18 micron CMOS processes.

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



BACKLOG

The Company's backlog of orders as of March 28, 1999 was approximately $132.8 million. The Company defines backlog as all confirmed, unshipped orders. IDT manufactures and markets both standard products and products with limited or no second sources. Sales are generally made pursuant to purchase orders, which are frequently revised to reflect changes in the customer's requirements. The Company has also entered into master purchase agreements with many of its OEM customers. These agreements do not require the OEMs to purchase minimum quantities of the Company's products. Product deliveries are scheduled upon the Company's receipt of purchase orders under the related OEM agreements. Generally, these purchase orders and OEM agreements, especially those for standard products, also allow customers to reschedule delivery dates and cancel purchase orders without significant penalties. Orders, especially for industry standard products, are frequently made with very short lead times, rescheduled, revised or canceled. In addition, distributor orders are subject to price adjustments both prior to and after shipment. For these reasons, IDT believes that backlog should not be used as an indicator of future revenues.


RESEARCH AND DEVELOPMENT

IDT's competitive position has been established, to a large extent, through its emphasis on the development of both proprietary and enhanced-performance, industry standard products, as well as the development of the Company's advanced CMOS processes. IDT believes that its focus on continually advancing its process technologies has allowed the Company to achieve cost reductions in the manufacture of most of its products. The Company believes that a continued high level of research and development expenditures is necessary to retain its competitive position. The Company maintains research and development centers in Santa Clara, California; Hillsboro, Oregon; Atlanta, Georgia; and Austin, Texas. Also, with the acquisition of QSI, the Company now has a design center in Sydney, Australia. New plant start-up costs associated with the Oregon wafer fabrication facility significantly impacted research and development expenditures in fiscal 1997. Research and development expenditures, as a percentage of revenues, were 25%, 21% and 28% in fiscal 1999, 1998 and 1997, respectively.

The Company's product development activities are focused on the design of new circuits and modules that provide enhanced performance for growing applications. The Company continues its research in an effort to develop memory chips with greater speed and storage capacity. In the communications products area, IDT's efforts are concentrated on the development of advanced synchronous FIFO memories and more sophisticated multi-port memory products for the communications market. Additionally, the Company continues its efforts to develop a family of specialty products for the network products market and a family of lower voltage logic devices for a broad range of applications. In the SRAM family, IDT is utilizing its memory expertise to develop a new family of advanced products. The Company is emphasizing the design of RISC microprocessors for embedded control applications, such as routers, switches, printers and television set-top boxes. IDT continues its efforts to develop x86 processors and related 3D graphics capability which offer greater performance than its current products at reduced cost for PC applications. The Company also continues to refine its CMOS process technology to increase the speed and density of circuits in order to provide customers with advanced products at competitive prices. The Company continues to refine its CMOS process technology focusing on sub-0.25 micron geometry processes, including a 0.18 micron process, and converting the production of many products to newer generation processes.

COMPETITION

The semiconductor industry is intensely competitive and is characterized by rapid technological advances, cyclical market patterns, price erosion, evolving industry standards, occasional shortages of materials, intellectual property disputes, high capital equipment costs and availability and control of manufacturing capacity. Many of the Company's competitors have substantially greater technical, marketing, manufacturing and financial resources than IDT. In addition, several foreign competitors receive assistance from their governments in the form of research and development loans and grants and reduced capital costs, which could give them a competitive advantage. The Company competes in different product areas, to varying degrees, on the basis of technical innovation and performance of its products, as well as quality, price and product availability. As described under the heading "Products and Markets," products in the SRAMs and other segment can generally be characterized as commodity-type items.

IDT's competitive strategy is to differentiate its products through high-performance, innovative configurations and proprietary features or to offer industry standard products with higher speeds or lower power consumption than its competitors' products. Price competition, introductions of new products by IDT's competitors, delays in product introductions by IDT or other competitive factors could have a material adverse effect on the Company in the future.

In fiscal 1998, the Company began shipping the WinChip C6 microprocessor, the first member of its WinChip x86 microprocessor family. The PC microprocessor market is a large market dominated by Intel. Intel has held its dominant position over all other x86 microprocessor competitors for a substantial period of time, and has significantly greater financial, technical, manufacturing and marketing strength than IDT.

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

Currently, Intel's dominant market position allows it to set and control x86 microprocessor standards and, therefore, dictate many aspects of the products which PC manufacturers require in this market. Accordingly, Intel may dictate standards that are not compatible with the WinChip microprocessor and such standards could limit the ability of IDT to sell its products and could require IDT to incur significant redesign costs.

In order for customers to purchase IDT's x86 microprocessors, IDT's products must be compatible with other components supplied to PC manufacturers such as core-logic chip sets, motherboards, basic input/output system (BIOS) software and other parts. These components in turn must be compatible with Intel microprocessors and are often manufactured by Intel, companies in which Intel has strategic investments or independent companies. Accordingly, in marketing its microprocessors to PC manufacturers and dealers, IDT is dependent upon companies other than Intel for the design and manufacture of these components. There can be no assurance that these third party designers and manufacturers, who may also be dependent upon Intel for early access to Intel proprietary information regarding processor standards, will continue to gain such access or be able to compete with Intel, which could have an adverse effect on IDT.

All sales of IDT's x86 microprocessors since their introduction in fiscal 1998 have been from products configured for the Socket 7 motherboard infrastructure. Intel has effectively ceased support for Socket 7 in favor of a new chip module and the new Socket 370 standard. IDT's existing x86 microprocessors are not compatible with motherboards designed for Intel's new chip module or Socket 370. If IDT and other companies serving the x86 market are not successful in offering products that extend the life of the Socket 7 infrastructure, IDT would be required to expend potentially significant resources to redesign its microprocessor offerings. While IDT intends to migrate its designs to be compatible with the Socket 370 standard, IDT may not be successful in such efforts.

In addition to Intel, AMD and Cyrix currently offer commercial quantities of x86 microprocessors for sale. From time to time, intellectual property rights disputes have arisen between companies competing in the x86 microprocessor market.

In markets where IDT competes to sell industry standard SRAM components, market supply and pricing strategies of competitors significantly impact the price the Company receives for its products. In fiscal 1998 and 1997, a significant increase in market supply of industry standard SRAM parts was attributable to IDT's principally foreign competitors shifting additional production capacity to these parts. The decline in average selling prices for industry standard SRAM parts in and since fiscal 1997 is, therefore, attributable to increases in available SRAM supply from competitors such as Samsung Electronics, Winbond Electronics Corp., United Microelectronics Corp. (UMC), other Taiwanese and Korean companies as well as U.S.-based and other companies with Taiwanese and Korean sourced SRAM wafers, and their market pricing strategies, at a time when market demand slowed as customers reduced the level of inventories carried. The Company's U.S.-based competitors in the SRAM area include Cypress Semiconductor Corporation ("Cypress") and Motorola, Inc. ("Motorola").

IDT's RISC-based microprocessors compete with products offered by other vendors of such microprocessors, such as Quantum Effect Design Inc. and NEC Corporation, and with microprocessors based on other architectures, such as those offered by Intel and Motorola. IDT's competitors for logic sales include both U.S. and foreign manufacturers, such as Texas Instruments Incorporated and Philips Semiconductors. IDT's FIFO and multi-port memories compete with similar products offered by Cypress and AMD, as well as certain custom memory products.

INTELLECTUAL PROPERTY AND LICENSING

IDT has 195 patents in the United States and 19 abroad. The Company intends to continue to seek to increase the breadth of its patent portfolio. The Company also relies on trade secret, copyright and trademark laws to protect its products. A number of the Company's circuit designs are registered pursuant to the Semiconductor Chip Protection Act of 1984. This Act gives protection similar to copyright protection for the patterns which appear on integrated circuits and prohibits competitors from making photographic copies of such circuits. There can be no assurance that any patents issued to the Company will not be challenged, invalidated or circumvented, that the rights granted thereunder will provide competitive advantages to the Company or that the Company's efforts generally to protect its intellectual property rights will be successful.

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

IDT has been notified that it may be infringing patents issued to certain parties, and is currently involved in several license negotiations. There can be no assurance that additional claims alleging infringement of intellectual property rights, including infringement of patents that have been or may be issued in the future, will not be made against the Company in the future or that licenses, to the extent required, will be available. Should licenses from any such claimant be unavailable, or not be available on terms acceptable to the Company, the Company may be required to discontinue its use of certain processes or the manufacture, use and sale of certain of its products, to incur significant litigation costs and damages or to develop non-infringing technology. If IDT is unable to obtain any necessary licenses, pass any increased cost of patent licenses on to its customers or develop non-infringing technology, the Company could be materially adversely affected. In addition, IDT has received patent licenses from several companies that expire over time, and the failure to renew or renegotiate certain of these licenses as they expire or significant increases in amounts payable under these licenses could have a material adverse effect on the Company.

------------------

Trademark notice: RC32364, RC5000, RISController, SuperSync, SWITCHStAR, TurboClock, WinChip and Zero Bus Turnaround are trademarks of Integrated Device Technology, Inc. QuickSwitch is a registered trademark of Quality Semiconductor, Inc., a wholly owned subsidiary of Integrated Device Technology, Inc. ZBT is a registered trademark of Integrated Device Technology, Inc., and the architecture is supported by Micron Technology, Inc. and Motorola, Inc.

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



EMPLOYEES

At March 28, 1999, IDT and its subsidiaries employed approximately 4,600 people worldwide, of whom 1,500 were in Malaysia and 1,000 were in the Philippines. IDT's success depends in part on its ability to attract and retain qualified personnel, who are generally in great demand. Since its founding, the Company has implemented policies enabling its employees to share in IDT's success such as participation in stock option, stock purchase, profit sharing and special bonus plans for key contributors. IDT has never had a work stoppage. No employees are represented by a collective bargaining agreement, and the Company considers its employee relations to be good.


ITEM 2. PROPERTIES

The Company presently occupies eight major facilities in California, Oregon, Malaysia and the Philippines:

            LOCATION                                     FACILITY USE                              SQUARE FEET
---------------------------------      -------------------------------------------------      ----------------------
Salinas, California                    Wafer fabrication, SRAM and communication                        98,000
                                       memory operations

Santa Clara, California                Logic and RISC microprocessor operations                         62,000

Santa Clara, California                Administration, quality assurance and shipping                   55,900
                                       and receiving

Santa Clara, California                Administration                                                   43,700

Santa Clara, California                Communication memory and other operations                        50,000

Santa Clara, California                Administration                                                   48,300

Sydney, Australia                      Wafer fabrication  and logic design center                       41,000

Penang, Malaysia                       Assembly and test operations                                    145,000

Hillsboro, Oregon                      Wafer fabrication                                               192,000

Canlubang, the Philippines             Assembly and test operations                                    176,000

IDT leases its Santa Clara facilities under leases expiring between 1999 and 2015, including renewal options. The Oregon facility is subject to a tax ownership operating lease. Additional information about leased properties is provided in Note 5 of the Notes to Consolidated Financial Statements. The Company owns its Malaysian and Philippines facilities, although the Malaysian facilities are subject to long-term ground leases and the Company has an interest in but does not own the Philippines land. The Company leases the facility in Australia as a result of the acquisition of QSI in the first quarter of fiscal 2000. IDT leases offices for its sales force in 18 domestic and 14 international locations. IDT also leases offices for its design centers in Georgia and Texas.

In December 1998, the Company closed its 135,000-square foot San Jose facility, which had been used for wafer fabrication, process technology development, FIFO and memory subsystems operations, and research and development. Subsequent to the end of fiscal 1999, the Company completed the sale of this facility (see
Note 13 of the Notes to Consolidated Financial Statements). The San Jose property had previously been subject to a mortgage, which is now collateralized by the Company's Salinas facility.


ITEM 3. LEGAL PROCEEDINGS

A lawsuit filed by Lemelson Medical Education & Research Foundation, Limited Partnership ("plaintiff") against the Company and twenty-five other corporate defendants was served upon the Company in November 1998. The lawsuit, which alleges that the defendants' manufacturing equipment infringes upon 16 patents issued to the plaintiff, is pending in the United States District Court for the District of Arizona, case number 98-1413. The plaintiff has also made similar allegations against the Company's wholly owned subsidiary, Quality Semiconductor, Inc., and eighty-seven other corporate defendants in a lawsuit filed in the U.S. District Court for the District of Arizona, case number 99-CV-377, in February 1999. The lawsuits are at a preliminary stage. In the lawsuits, the plaintiff seeks an injunction and damages in an unspecified amount. If successful, the lawsuits could have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


No matters were submitted to a vote of the Company's security holders during the last quarter of the fiscal year ended March 28, 1999.



ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT


The executive officers of the Company, and their respective ages as of April 25, 1999, are as follows:

Name                                    Age             Position
-----------------------------          -------          ------------------------------------------------
D. John Carey                            62             Chairman of the Board

Leonard C. Perham                        56             President and Chief Executive Officer

Jerry Taylor                             50             Executive Vice President

Glenn Henry                              56             Senior Vice President

Brian Boisseree                          41             Vice President, Treasury

David Cote                               44             Vice President, Marketing

Michael Crawley                          58             Vice President, Sales

Michael Hunter                           47             Vice President, Manufacturing

Alan F. Krock                            38             Vice President and Chief Financial Officer

Chuen-Der Lien                           43             Vice President, Chief Technical Officer

Jack Menache                             55             Vice President, General Counsel and Secretary

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

Mr. Taylor joined the Company as Vice President, Manufacturing and Memory Products in June 1996, and was elected Executive Vice President, Manufacturing and Memory Products, in January 1998. Prior to joining the Company, Mr. Taylor held engineering positions at Mostek, Fairchild Semiconductor, Benchmarq
Microelectronics, Plano ISD and Lattice Semiconductor. Mr. Taylor was with Benchmarq Microelectronics from 1987 to 1992, with Plano ISD from 1993 to 1995 and with Lattice Semiconductor from April 1995 through June 1996.

Mr. Henry joined IDT in March 1995 as President of Centaur Technology, IDT's x86 microprocessor design subsidiary. Mr. Henry was elected Senior Vice President in January 1998. Prior to joining IDT, Mr. Henry was a vice president at Dell Computer Corporation.

Mr. Boisseree joined IDT in February 1996 as Treasurer and was elected Vice President, Treasurer in 1998. Prior to joining IDT, Mr. Boisseree served in management positions at Tandem Computer Corporation from 1988 to 1996.

Mr. Cote joined IDT in April 1997 as Vice President, Marketing. Prior to joining IDT, he was Vice President of Marketing with Meridian Data from June 1996 through December 1996 and Zeitnet, Inc. from January 1995 through June 1996. Mr. Cote was previously with Synoptics, Inc. from 1991 to 1994 where he achieved the level of Director of Marketing.

Mr. Crawley joined IDT in September 1998 as Vice President, Sales. Prior to joining IDT, Mr. Crawley worked at Samsung Semiconductor Inc. where he held various positions between 1990 and 1998, including the position of Vice President, Memory Sales.

Mr. Hunter was promoted to Vice President, Worldwide Manufacturing in February 1998. Previously he was Vice President, California Silicon Manufacturing, and has been with IDT since January 1996. Prior to coming to IDT, Mr. Hunter was Vice President of Fabrication Operations at Chartered Semiconductor from July 1994 through January 1996 and achieved Executive Vice President level at Fujitsu Persona while with that company from 1989 to 1994.

Mr. Krock joined IDT in February 1996 as Corporate Controller and was elected a Vice President in July 1997. In January 1998 he was elected Vice President, Chief Financial Officer. Prior to joining IDT, Mr. Krock was Corporate Controller at Rohm Corporation from 1992 to 1996 and held management positions at Price Waterhouse (now PricewaterhouseCoopers LLP) from 1983 to 1992.

Dr. Lien joined IDT in 1987 and was elected Vice President, Technology Development in 1992 and was elected Vice President, Chief Technical Officer in April 1996. Prior to joining the Company, he held engineering positions at Digital Equipment Corporation and AMD.

Mr. Menache joined IDT as Vice President, General Counsel and Secretary in 1989. In 1989 until joining IDT, he was General Counsel of Berg & Berg Developers. From 1986 to 1989, he was Vice President, General Counsel and Secretary of The Wollongong Group Inc. Mr. Menache is a member of the Board of Directors of Peak International Limited.

PART II



ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS


                           Price Range of Common Stock

The Common Stock of the Company is traded on the Nasdaq National Market under the symbol IDTI. The following table sets forth the high and low last reported sales prices for the Common Stock as reported by the Nasdaq National Market during the fiscal quarters indicated:



                                   High           Low
         ----------------------- -----------  ------------
         Fiscal 1999
            First Quarter           $15.00       $ 6.63
            Second Quarter            8.19         4.22
            Third Quarter             7.38         4.50
            Fourth Quarter            9.63         5.13

         Fiscal 1998
            First Quarter           $15.00       $ 9.69
            Second Quarter           14.13        10.19
            Third Quarter            13.56         9.13
            Fourth Quarter           16.13         9.19


As of May 21, 1999, there were approximately 1,300 record holders of the Common Stock.

The Company has never declared or paid any cash dividends on its Common Stock. The Company intends to retain any future earnings for use in its business and, accordingly, does not anticipate paying any cash dividends on its Common Stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

The data set forth below are qualified in their entirety by reference to, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.



STATEMENTS OF OPERATIONS DATA
                                                                                          Fiscal Year Ended
                                                                     ---------------------------------------------------------------
In thousands, except per share amounts                               March 28,     March 29,    March 30,     March 31,    April 2,
                                                                       1999          1998         1997          1996         1995
                                                                     ---------------------------------------------------------------
Revenues                                                             $ 540,199     $ 587,136    $ 537,213     $ 679,497    $ 422,190
Restructuring charges, asset impairment and other                      204,244          --         45,223          --           --
Research and development expenses                                      132,893       121,449      151,420       133,317       78,376
Income (loss) before extraordinary item                               (283,605)        8,247      (42,272)      118,249       78,302
Net income (loss)                                                     (283,605)        8,247      (42,272)      120,170       78,302
Basic earnings per share:
  Income (loss) before extraordinary item                                (3.45)         0.10        (0.54)         1.54         1.12
  Net (loss) income                                                      (3.45)         0.10        (0.54)         1.56         1.12
Diluted earnings per share:
  Income (loss) before extraordinary item                                (3.45)         0.10        (0.54)         1.42         1.05
  Net income (loss)                                                      (3.45)         0.10        (0.54)         1.44         1.05
 Shares used in computing net income (loss) per share:
 Basic                                                                  82,290        80,359       78,454        77,026       69,684
 Diluted                                                                82,290        84,022       78,454        87,753       74,765


BALANCE SHEET AND OTHER DATA

                                                                     ---------------------------------------------------------------
In thousands, except per share amounts                               March 28,     March 29,    March 30,     March 31,    April 2,
                                                                       1999          1998         1997          1996         1995
                                                                     ---------------------------------------------------------------
Total assets                                                         $ 674,892     $ 968,955    $ 903,584     $ 939,434    $ 561,975
Convertible subordinated notes, net of issuance costs                  184,354       183,756      183,157       182,558         --
Other long-term obligations                                             72,876        79,727       62,547        46,049       44,165
Stockholders' equity                                                   273,036       546,391      524,238       549,727      414,531
Number of employees                                                      4,612         4,979        4,236         3,828        2,965

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis
 of Financial Condition and Results of Operations

The following table sets forth items from the Company's consolidated statements of operations as a percentage of revenues:


                                                    Fiscal Year Ended
                                              March 28,   March 29,   March 30,
                                                1999        1998         1997
                                             ---------------------------------
Revenues                                       100.0%       100.0%       100.0%
Cost of revenues                                63.8         62.0         60.6
Restructuring charges, asset
  impairment and other                          37.8         --            8.4
                                               -----        -----        -----
Gross profit (loss)                             (1.6)        38.0         31.0

Operating expenses:
  Research and development                      24.6         20.7         28.2
  Selling, general and
  administrative                                19.3         15.1         15.0
                                               -----        -----        -----
Total  operating  expenses                      43.9         35.8         43.2
                                               -----        -----        -----
Operating  income (loss)                       (45.5)         2.2        (12.2)
Interest expense                                (2.5)        (2.4)        (2.2)
Interest income and other, net                   1.1          2.2          2.9
                                               -----        -----        -----
Income (loss) before
  income taxes                                  46.9          2.0        (11.5)
Provision  (benefit) for
  income  taxes                                  5.6          0.6         (3.7)
                                               -----        -----        -----
Net income  (loss)                             (52.5)%        1.4         (7.8)%
                                               =====        =====        =====

================================================================================

     The following discussion should be read in conjunction with IDT's consolidated financial statements and the notes thereto. All non-historical information contained in this discussion and analysis constitutes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are not guarantees of future performance and involve a number of risks and uncertainties, including but not limited to: operating results; new product introductions and sales, including the IDT WinChip(tm) microprocessor; competitive conditions; capital expenditures and capital resources; manufacturing capacity utilization, and the Company's efforts to consolidate and streamline production; customer demand and inventory levels; protection of intellectual property in the semiconductor industry; and the risk factors set forth in the section "Factors Affecting Future Results." Future results may differ materially from such forward-looking statements as a result of such risks.

Overview

The Company entered fiscal 1999 encouraged by the successful launch of new products, including its first x86 microprocessor, and the expected recovery of the world market for semiconductors and IDT's traditional semiconductor business. However, in the first quarter of fiscal 1999, the market for x86 microprocessors migrated rapidly from IDT's existing products to faster products that the Company had not yet fully developed. Further, in fiscal 1999, business conditions in the world semiconductor market, especially Asia, deteriorated. Because of the worldwide decline in the market for semiconductors, IDT's inability to rapidly migrate to faster x86 microprocessors and other factors, IDT's total fiscal 1999 sales declined 8% to $540.2 million from $587.1 million in fiscal 1998.

     In fiscal 1999, as a result of the changed business dynamics impacting the prospects of its x86 products and continuing difficult business conditions in the markets for IDT's traditional semiconductor products, the Company undertook a detailed analysis of asset utilization, cash flows and asset carrying values. As a result of the analysis, IDT took actions as outlined below under the heading "Historical Information Relating to Fiscal 1999 Restructuring and Asset Impairment and Other Charges and Actions Taken."

     The combined effect of the restructuring and asset impairment and other charges of $242.4 million, the decline in revenues described above, and increased costs associated with new products, was a net loss for fiscal 1999 of $283.6 million compared to net income of $8.2 million in fiscal 1998. Excluding the charges, the net loss for fiscal 1999 was $41.2 million.

     On November 2, 1998, IDT announced the signing of a definitive agreement to acquire Quality Semiconductor, Inc. (QSI). The agreement provided for IDT to issue approximately 5.5 million shares of its common stock in exchange for all outstanding stock of QSI. Subsequent to the conclusion of IDT's fiscal 1999, IDT completed the merger of QSI into IDT. This merger is being accounted for as a pooling of interests.

     Throughout a very difficult operating period, in addition to becoming one of the very few companies ever to launch and sell commercial quantities of x86 microprocessor products, IDT remained focused on producing value-added products for its communications customers. These products include communications memories, embedded RISC microprocessors, high-speed, static random access memories (SRAMs), and high-performance logic products. IDT has successfully offered many of these and similar products to its customers for more than 10 years. The QSI products, which are largely complementary to IDT's current logic product families, strengthen the product offerings of IDT's traditional business. IDT's products are more fully described in the "Business" section of IDT's Annual Report on Form 10-K. IDT intends to continue its efforts to align its business practices to focus on serving its markets in an efficient manner and provide expected returns to stockholders.

Management's Discussion and Analysis
 of Financial Condition and Results of Operations


Historical Information Relating to Fiscal
1999 Restructuring and Asset Impairment and
Other Charges and Actions Taken

During fiscal 1999, IDT recorded $204.2 million in charges related to asset impairment and restructuring, which are specifically identified in the Condensed Consolidated Statements of Operations, and an additional $9.0 million of charges which were recorded as operating expenses. These charges relate principally to closure of one of three wafer fabrication facilities located in the United States, recording an asset impairment charge to reduce the carrying value of one of the remaining facilities, discontinuing research initiatives and costs associated with intellectual property matters. These charges are discussed below under the captions "Gross Profit," "Research and Development" and "Selling, General and Administrative."

     During the period from fiscal 1994 through fiscal 1996, IDT's sales volume more than doubled, growing from $330 million to $679 million. The growth was principally based upon strong demand for SRAM products, especially cache memory products for use in personal computers. At the peak of demand for IDT's SRAM products, sales of SRAM and related products accounted for approximately 45% of IDT's revenues.

     As business conditions in the semiconductor industry improved through the mid-1990s, the Company took steps to significantly expand its manufacturing capacity. Most notably, the Company constructed the Hillsboro, Ore. fabrication facility and the assembly and test facility located in Manila, the Philippines. During the period fiscal 1995 through fiscal 1998, IDT expended more than $700 million for acquisitions of property, plant and equipment.

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

     As IDT's additions to manufacturing capacity became available for use in fiscal 1997, business conditions in the memory sector of the semiconductor industry changed dramatically. Selling prices of industry-standard SRAM components fell as much as 80% over an approximate 12-month period. The price decreases were the result of a significant increase in market supply of industry standard SRAM parts from principally foreign competitors, such as Samsung, Winbond, UMC and other Taiwanese and Korean companies, which allocated increased capacity to SRAM products. Also, U.S.-based companies with Taiwan- and Korean-sourced SRAM wafers from foundries such as TSMC provided additional product supply. These competitors reduced prices at a time when market demand slowed as customers reduced the level of inventories carried.

     As a result of the difficult operating conditions that have existed in the semiconductor industry for the past few years, and which intensified in the middle of calendar 1998, including excess product supply and low prices, IDT consolidated and streamlined manufacturing operations, including closing its wafer fabrication facility located in San Jose, Calif. This operational decision primarily reflected industry oversupply conditions.

     The Company is moving away from dependence on industry-standard products, is planning to expand the range of its products manufactured in Oregon, and, as noted above, has taken active steps to increase the level of manufacturing facility utilization. However, the products historically manufactured in the Hillsboro facility and planned for the near term are principally SRAM and x86 microprocessor products (x86 products represent a small percentage of IDT's total revenues). The pricing of these products in today's marketplace remains low. As a result of current low market prices, the cash flows generated by sales of products manufactured in Oregon are disproportionate to the cost of the facility and are significantly less than the cash flows generated by IDT's other comparable manufacturing activities.

     The Company performed an asset impairment review for the Oregon facility based upon IDT's operating conditions, and concluded that, despite the closure of its San Jose facility, IDT is still in a position of overcapacity. The impairment review revealed that currently projected production volumes and related cash flows from the Oregon facility would not be sufficient to recover the carrying value of that manufacturing facility. Therefore, in accordance with current accounting literature, IDT concluded that the carrying value of the Oregon manufacturing assets was impaired and wrote down the carrying values of these assets to fair market value, as estimated by third parties with significant experience in marketing and selling used semiconductor equipment.

     As discussed below, the semiconductor industry is cyclical in nature, and while demand and prices for the products manufactured at the Oregon facility may improve, the timing and degree of any such recovery is uncertain.

Results of Operations

Revenues. Fiscal 1999 revenues decreased 8.0% to $540.2 million from $587.1 million in fiscal 1998. Fiscal 1997 revenues were $537.2 million. In fiscal 1999, total units shipped decreased by 2.3% compared to fiscal 1998 quantities, which were up 48% when compared to fiscal 1997. During these periods, the average selling price per unit realized by IDT declined, primarily due to lower global demand.

     Sales of WinChip microprocessors in fiscal 1999 increased in relation to sales for fiscal 1998. Total fiscal 1999 revenues from WinChip microprocessors and related technology were $31.7 million. In addition to selling WinChip microprocessor products in the United States, IDT has increased unit sales through product distribution channels in emerging markets such as those in Asia and Europe. During fiscal 1999, average selling prices decreased, reflecting what has become a very competitive marketplace for x86 microprocessors positioned at the low end of the product-performance range.

     Currently, WinChip microprocessor products are in a period of transition. During fiscal 1999, the market for x86 microprocessors migrated rapidly from IDT's existing products to faster products, which the Company had not yet fully developed. The Company is in the process of bringing to market WinChip microprocessor products which it expects will operate at faster clock speeds than existing products. However, the clock speed at which new products will be introduced and the amount of future revenues to be derived from WinChip microprocessors is uncertain.

     For traditional IDT products, when comparing fiscal 1999 to fiscal 1998, sales of RISC-based microprocessors and embedded controllers increased, while sales of communications memories, SRAM and logic declined. Increased sales of RISC-based microprocessor products primarily reflect increased sales to IDT's network infrastructure customers. Declines in other products sold reflect an ongoing period of product oversupply, related contraction of inventories held by customers, and continued economic uncertainty in the semiconductor marketplace in Asia. Also during the intervening period, IDT effectively exited the market for personal computer SRAM cache memory. As discussed below, the semiconductor marketplace is cyclical in nature.

     The Company believes revenues and costs associated with new products will increase in future quarters as the Company continues to execute product introduction strategies and assuming overall levels of industry demand continue to improve. In future quarters, excluding transaction related costs and potential costs to combine manufacturing operations, the merger of QSI into the Company is expected to benefit operating results.

     Information on risks associated with the expansion of IDT's product families is included in "Factors Affecting Future Results." The semiconductor industry is highly cyclical and subject to significant downturns. Such downturns are characterized by diminished product demand, production over-capacity and accelerated average selling price erosion. The price the Company receives for its industry-standard SRAM and other products is therefore dependent upon industry-wide demand and capacity, and such prices have been historically subject to rapid change. Low SRAM prices have adversely affected, and will likely continue to adversely affect, the Company's operating results.

Gross Profit. Gross profit in fiscal 1999 was a loss of $8.5 million compared to $222.8 million in gross profit for fiscal 1998.

     In the first quarter of fiscal 1999, the Company recorded a charge of $28.9 million, which is specifically identified in the Company's Condensed Consolidated Statements of Operations as a reduction in gross profit. The $28.9 million charge related primarily to excess SRAM manufacturing equipment ($18.9 million) and certain technology licensing matters ($10.0 million). The carrying net value of equipment before writedown was $17.4 million, and after writedown was $2.3 million. The portion of the charge which pertains to excess SRAM-related equipment is associated with equipment for which the Company had no forecasted use because of changes in demand in the semiconductor marketplace or changes in the Company's product strategy. The equipment related portion of the charge was computed as the difference between the net book value of the equipment and estimates of fair market value, as estimated by third parties with significant experience in marketing and selling used semiconductor equipment. Additionally, the Company recorded a charge of $5.7 million relating primarily to discontinuing certain technology development initiatives, which have been classified as research and development expenses in the Company's Condensed Statements of Operations.

     At the end of fiscal 1999, the net book value of assets held for sale totaled $1.8 million and has been included in other current assets. Due to current oversupply conditions for used semiconductor equipment, the Company cannot estimate a date for disposal. In the fourth quarter of fiscal 1999, the Company cannot estimate a date for disposal. In the fourth quarter of fiscal 1999, the Company reversed $3 million of the technology licensing costs upon favorable settlement of certain of these matters.

Management's Discussion and Analysis
 of Financial Condition and Results of Operations

     In the second quarter of 1999, the Company recorded charges of $46.4 million for restructuring and $131.9 million for asset impairment and other which are specifically identified in the Company's Condensed Statements of Operations as a reduction in gross profit. The $46.4 million restructuring charge related primarily to a provision for exit and closure costs associated with the San Jose wafer fabrication facility. Included in these costs were $33.0 million for the write-down of fixed assets and $13.4 million in other costs. (See Note 3 of Notes to Consolidated Financial Statements). The $131.9 million in charges for asset impairment and other related primarily to the asset impairment charge which reduced the carrying value of the manufacturing assets of the Oregon fabrication facility. Included in the charges is the writedown of equipment with a net carrying value of $189 million before writedown and $62 million after writedown. Additionally, the Company recorded a charge of $3.3 million relating primarily to retention costs earned in the second quarter of fiscal 1999 by manufacturing and research and development staff employed at the San Jose fabrication facility which were recorded as cost of revenues and research and development expenses in the Company's Condensed Statements of Operations.

     The Company expects annual cost savings of approximately $45 million as a result of the manufacturing restructuring action. The cost savings associated with the manufacturing restructuring were partially realized in the fourth quarter of fiscal 1999 and expected to be fully realized beginning in the first quarter of IDT's fiscal 2000. As a result of the asset impairment charge, which reduced the carrying value of manufacturing equipment, IDT expects a reduction in annual depreciation expense of approximately $25 million.

     For all of fiscal 1999, excluding restructuring, asset impairment and other non-recurring costs, gross profit decreased by $27.1 million when compared to fiscal 1998.

     Excluding the charges, the decline in gross profit in the comparative periods is associated with lower revenues and the fixed nature of many of the costs associated with semiconductor manufacturing facilities. In fiscal 1999, IDT planned to manufacture and sell greater volumes of its products. However, because of changes in marketplace demand, especially for WinChip microprocessors, and continued weakness in SRAM markets, the planned increase in manufacturing volumes and revenues did not materialize.

     Costs associated with the eight-inch wafer fabrication facility in Hillsboro adversely impacted gross margins for all fiscal years presented, as these costs were not fully absorbed by additional revenues. In order to improve gross margin, as outlined above, IDT has consolidated its wafer manufacturing facilities from three facilities to two. The Company expects that it will be able to produce sufficient volumes of products at its remaining wafer fabrication facilities to offset the product volumes manufactured at the facility which has been closed and sold. Further, the Company believes that incremental available capacity, primarily at IDT's facility in Hillsboro, together with available capacity at the Company's foundry partners, provide IDT with sufficient capacity to take advantage of improved business conditions when they occur. The Company also believes that the consolidation of production will improve planned levels of capacity utilization. IDT therefore expects that gross margin will improve in future quarters.

     In fiscal 1997, the Company recorded asset impairment charges of $45.2 million which were specifically identified in the Company's Statements of Operations as reducing gross profit. Additionally, the Company recorded $9.7 million in charges that relate to the write-off of certain technology investments and other miscellaneous items, which have been classified in the Company's Consolidated Statements of Operations in accordance with the nature of the charge, including cost of revenues. The $45.2 million charge related principally to asset impairment charges against the carrying value of manufacturing assets, including the Company's oldest wafer fabrication plant in Salinas, Calif., and other items. Excluding the $45.2 million charge for asset impairment and other reserves in fiscal 1997, gross profit in fiscal 1997 was 39.4%.

     The increase in gross profit in fiscal 1998 compared to fiscal 1997 was primarily attributable to the absence of the charge for asset impairment described above recorded in fiscal 1997.

     The fiscal 1999 consolidation of fabrication production volumes into two manufacturing facilities provides IDT with the opportunity to improve utilization of its remaining fabrication facilities; however, some additional capital equipment and set up time is required to process substantial volumes of products transferred from the closed facility. Historically, SRAM and x86 microprocessor products have been produced at the Hillsboro facility and the Company is unable to predict whether demand for industry-standard SRAM products and IDT's x86 microprocessor products, or IDT's share of the available markets, will improve. Should IDT's production volumes, especially at its fabrication facilities, remain constant or decline and should the Company be unable to otherwise decrease costs per unit sold, the Company's gross profit could continue to be adversely impacted. Further, if prices on industry-standard SRAM products or x86 microprocessor products do not improve or the Company is not able to manufacture and sell other products at comparable or better margins, and if a greater percentage of the Hillsboro facility's operating costs are allocated to cost of goods sold based on activities performed, then gross margin may not improve, or may decrease.

Research and Development (R&D). Fiscal 1999 R&D expense of $132.9 million represents a 9.4% increase compared to the $121.4 million in expenses for fiscal 1998. In the first quarter of fiscal 1999, IDT recorded as R&D expense $5.5 million in charges, primarily associated with discontinuing certain development efforts, severance and termination costs associated with development personnel and related payments under technology license agreements. Development efforts discontinued included a graphics chip and a specialized logic chip. Cost savings associated with discontinuing these development efforts are approximately $1 million per quarter. R&D expenses for fiscal 1999 also include costs primarily associated with retention costs earned by R&D personnel who were employed at the San Jose fabrication facility. In addition, R&D spending increased in fiscal 1999 because of additional x86 and RISC microprocessor and logic product design initiatives. With respect to process R&D, the Company allocates costs associated with its manufacturing facilities between cost of goods sold and process R&D based upon activities performed. Management expects that in the coming year, R&D expense will decrease as the proportion of manufacturing costs allocated to process R&D declines as a result of manufacturing facility consolidation.

     R&D expenses decreased in absolute spending and as a percentage of revenues for fiscal 1998 when compared to fiscal 1997. R&D expenses for fiscal 1998 were $121.4 million, a decrease of $30.0 million compared to fiscal 1997. In 1997, the Company incurred significant facility start-up and staffing expenses at its then-new Oregon fabrication facility.

     Current R&D activities include developing the next generation of WinChip microprocessors for use in personal computer applications, conducting research into applications of high-speed DRAM technology for the communications market, developing RISControllerTM microprocessors for primarily communications and embedded control applications, developing an advanced SRAM architecture that significantly improves performance of communications applications requiring frequent switches between reads and writes, and developing a family of specialty memory products for the communications and networking markets.

     IDT believes that high levels of R&D investment are required to support its strategy of providing products to its customers that are not readily available from IDT competitors. However, there can be no assurance that additional research and development investment will result in new product offerings, that any new offerings can be manufactured at gross margins comparable to or greater than the Company's current products, or that any new offerings will achieve market acceptance.

Selling, General and Administrative (SG&A). SG&A expense of $104.4 million in fiscal 1999 was 18.0% higher than the $88.5 million incurred in fiscal 1998. When comparing fiscal 1999 to fiscal 1998, SG&A expenses associated with marketing efforts for WinChip microprocessors and other products increased. SG&A expenses associated with initiatives to implement and upgrade enterprise-wide management information systems, which are expected to increase the availability and quality of management information, also increased. In fiscal 1999, IDT expensed approximately $1.0 million in transaction costs, consisting mainly of legal, accounting and printing expenses, incurred in connection with the QSI merger. The Company expects that in the coming quarters, excluding the impact of merging QSI into IDT, recurring SG&A expenses will remain relatively constant, except for costs such as sales commissions and sales bonuses which will vary in relation to sales volumes. Upon conclusion of the QSI merger, after incurring costs to combine IDT and QSI and upon the completion of the management information systems implementation projects, both anticipated in the first quarter of fiscal 2000, management expects that SG&A expenses as a percentage of sales will decrease.

     SG&A expenses increased 9.5% or $7.7 million in fiscal 1998 to $88.5 million, compared to fiscal 1997. The fiscal 1998 increase was primarily attributable to variable selling expenses associated with the year-over-year revenue changes, and changes in employee profit sharing and management bonuses which vary in relation to profitability. In addition, SG&A expenses in fiscal 1998 included initial marketing costs associated with the WinChip microprocessor.

Interest Expense. Interest expense is mainly associated with the Company's 5.5% Convertible Subordinated Notes, due in 2002, and secured equipment financing agreements entered into during fiscal 1997 and fiscal 1999. Interest expense in fiscal 1999 was $13.9 million, essentially unchanged compared to fiscal 1998. From fiscal 1997 to fiscal 1998, interest expense increased from $12.0 million to $14.1 million. This increase was primarily the result of the cessation of capitalizing interest related to Oregon construction activity during 1997 and the impact of new equipment financing agreements which were not completed until midway though fiscal 1997.

Management's Discussion and Analysis
 of Financial Condition and Results of Operations


Interest Income and Other, Net. Interest income and other, net, decreased by 51.5%, from $12.7 million to $6.2 million, in fiscal 1999 compared to fiscal 1998. The decrease is primarily attributable to a $5.1 million increase in IDT's share of net losses from unconsolidated equity affiliates and a $1.6 million decrease in interest income. The decrease in interest income resulted from lower average balances and prevailing interest rates on investments.

     Interest income and other, net, decreased $3.1 million to $12.7 million in fiscal 1998 compared to fiscal 1997. In fiscal 1998, IDT's share of net losses realized on affiliate investments increased by $4.4 million over fiscal 1997.

Taxes. In the second quarter of fiscal 1999, IDT fully reserved its net deferred tax assets which resulted in a provision for income taxes of $30.1 million. Income taxes in state jurisdictions are not significant. A small amount of foreign tax expense was incurred in fiscal 1999, due to profits in certain of the Company's foreign subsidiaries. The Company realized no federal tax benefit in fiscal 1999 because of its inability to carry back losses.

     The rate at which IDT records its provision for income tax is determined by the Company's level of income or loss in the various tax jurisdictions where it does business, and other factors such as the ability to carry back losses for tax purposes to years with taxable income. The rate at which the Company provides for income taxes has decreased as IDT's profitability has declined and the Company exhausted its ability to derive tax benefits by carrying back current losses to prior years for tax purposes. In view of the cumulative losses incurred during the last three years, and in consideration of current accounting literature and related interpretations, which require that reserves be taken for net deferred tax assets when there is significant doubt as to whether such assets will be realized, IDT recorded a reserve for all of its existing net deferred tax assets during fiscal 1999.

     The effective tax rates for fiscal 1998 and 1997 of 28% and (32%), respectively, differed from the U.S. statutory rate of 35% primarily due to differences in U.S. and foreign tax rates, changes in valuation allowances for deferred tax assets; and the utilization of certain tax credits. Historically, income taxes in state jurisdictions have not been significant, due mainly to available tax credits. IDT currently enjoys certain tax benefits in Malaysia and the Philippines, mainly as a result of tax holidays and certain investment incentives. (See Note 9 of Notes to Consolidated Financial Statements.)

Liquidity and Capital Resources

At March 28, 1999, the Company's main sources of liquidity were cash, cash equivalents and short-term investments which aggregated approximately $193.3 million, as compared to $220.6 million one year earlier. The Company also had $57.1 million of restricted securities pledged as collateral under a synthetic leasing arrangement involving manufacturing assets in Oregon. (See Note 5 of Notes to Consolidated Financial Statements.)

     The Company generated $53.7 million of cash from operations during fiscal 1999, down from $195.6 million in fiscal 1998. The decrease primarily reflects the Company's net loss in fiscal 1999, partially offset by non-cash items included in the restructuring and asset impairment and other charges during the year.

     For fiscal 1999, the Company's net cash used for investing activities was $88.1 million, including $105.5 million for capital expenditures. Proceeds from the sale of short-term investments, net of purchases of such investments, was $20.2 million.

     Cash provided by financing activities in fiscal 1999 was $26.9 million as compared to $6.6 million during fiscal 1998. The Company completed several equipment financing transactions during fiscal 1999. The Company entered into capital leases under which it sold previously purchased semiconductor manufacturing equipment to leasing companies which leased the equipment back to IDT for use at the Hillsboro fabrication facility. These lease transactions generated $26.7 million in cash proceeds. The Company also entered into other capital leases for manufacturing equipment during this period. In total, the Company's lease obligations under capital leases increased by $31.8 million in connection with these transactions.

     Under another leasing arrangement in fiscal 1999, equipment purchased for the Hillsboro fabrication facility with a net book value of $11.9 million at the time of the sale and leaseback transaction was sold to a leasing company and leased back for use at the Oregon facility under a lease classified as operating. The Company also entered into a $5.0 million secured loan arrangement which is collateralized by certain manufacturing assets. The Company is not required to maintain compliance with any financial covenants under any of these new financing and leasing arrangements.

     Under a program authorized by the Board of Directors, the Company repurchased 856,000 shares of its common stock at an aggregate cost of $4.6 million in open market purchases during the third quarter of fiscal 1999. In November 1998, the Board of Directors terminated the authorization to repurchase shares. The decision to terminate this program was a result of the Securities and Exchange Commission's position on share repurchase programs in Staff Accounting Bulletin 96 (SAB 96). Specifically, under SAB 96 there are circumstances where companies that have ongoing stock repurchase programs do not have the ability to employ the pooling of interest accounting method when making acquisitions. Continuing the repurchase program would have restricted IDT's ability to utilize pooling of interest accounting for the merger with QSI and could have restricted IDT's future ability to pursue the full range of strategic business development opportunities in which the Company may engage to further enhance its market position.

     The Company may retire portions of its 5.5% Convertible Subordinated Notes from time to time, as authorized by the Board of Directors.

     IDT anticipates capital expenditures of approximately $85 million in fiscal 2000. The Company plans to finance these expenditures primarily through cash generated from operations and existing cash and investments. The Company may also investigate other financing alternatives, depending on whether available terms are favorable to the Company.

     The Company believes that existing cash and cash equivalents, cash flow from operations and credit facilities available to the Company will be sufficient to meet its working capital, mandatory debt repayment and anticipated capital expenditure requirements through fiscal 2000 and 2001. While the Company is reviewing all operations with respect to cost-savings opportunities, there can be no assurance that the Company will not be required to seek other financing sooner or that such financing, if required, will be available on terms satisfactory to the Company. If the Company is required to seek other financing sooner, the unavailability of financing on terms satisfactory to IDT could have a material adverse effect on the Company.

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

IDT's Operating Results can Fluctuate Dramatically.

IDT's operating results can fluctuate dramatically. For example, the Company had a net loss of $283.6 million for fiscal 1999 compared to net income of $8.2 million for fiscal 1998. The net loss for fiscal 1999 exceeded IDT's cumulative net income for all of fiscal 1994, 1995, 1996 and 1998, which totaled $246.8 million. In addition, IDT had a net loss of $42.3 million for fiscal 1997. Fluctuations in operating results can result from a wide variety of factors, including:

*    timing  of  new   product   and  process   technology   announcements   and
     introductions from IDT or its competitors;

*    competitive   pricing   pressures,   particularly   in  the  SRAM  and  x86
     microprocessor markets;

*    fluctuations in manufacturing yields;

*    changes in the mix of products sold;

*    availability and costs of raw materials;

* the cyclical nature of the semiconductor industry and industry-wide wafer processing capacity;

*    economic conditions in various geographic areas; and

*    costs associated with other events,  such as  underutilization or expansion
     of  production   capacity,   intellectual   property  disputes,   or  other
     litigation.

     In addition, many of these factors also impact the recoverability of the cost of manufacturing, taxes and other assets. As business conditions change, future writedowns or abandonment of these assets may occur. Also, the Company ships a substantial portion of its products in the last month of a quarter. If anticipated shipments in any quarter do not occur, IDT's operating results for that quarter could be harmed. Further, IDT may not be able to compete successfully in the future against existing or potential competitors, and IDT's operating results could be harmed by increased competition. The economic downturn and continued uncertainties in some Asian economies, including Korea, have reduced demand for IDT's products. Should economic conditions in Asia deteriorate further, especially in Japan, the Company's sales and business results would be harmed.

The Cyclicality of the Semiconductor Industry Exacerbates the Volatility of IDT's Operating Results.

The semiconductor industry is highly cyclical. Market conditions characterized by excess supply relative to demand and resultant pricing declines have occurred in the past and may occur in the future. Such pricing declines adversely affect IDT's operating results and force IDT and its competitors to modify their capacity expansion programs. As an example, in prior years a significant increase in manufacturing

Management's Discussion and Analysis
 of Financial Condition and Results of Operations

capacity of commodity SRAMs caused significant downward trends in pricing, which adversely affected IDT's gross margins and operating results. IDT is unable to accurately estimate the amount of worldwide production capacity dedicated to industry-standard commodity products, such as SRAM, that it produces. IDT's operating results can be adversely affected by such cyclical factors in the semiconductor industry as: a material increase in industry-wide production capacity; a shift in industry capacity toward products competitive with IDT's products; and reduced demand or other factors that may result in material declines in product pricing and could affect the portion of IDT's operating results derived from the sale of industry-standard products. Although IDT seeks to manage costs, these efforts may not be sufficient to offset the adverse effect of these factors.

Demand for IDT's Products Depends on Demand in the Computer and Communications Markets.

The Company's customers incorporate a substantial percentage of IDT's products, including SRAM and x86 microprocessor products, into computer and computer-related products, which have historically been characterized by rapid technological change significant fluctuations in demand. Demand for certain other IDT products depends upon growth in the communications market. Any slowdown in the computer or communications markets could materially adversely affect IDT's operating results.

IDT's Expansion into the x86 Microprocessor Market may not be Successful.

IDT has invested heavily in the development, production capacity and marketing of the WinChip microprocessor because IDT believes that sales of new products such as WinChip could be a significant source of future revenues. IDT commenced shipments of the WinChip C6TM microprocessor, the first member of its x86 microprocessor product family, in fiscal 1998. If IDT is unable to generate a significant amount of revenues or sustain a significant level of profit from the WinChip product family, its operating results and financial condition could be adversely affected. Moreover, the WinChip products represent IDT's first offering to the PC microprocessor market, a large market dominated by Intel Corporation. IDT's success in competing in this market is subject, but not limited to, the following significant risks and uncertainties:

IDT Faces Significant Competition in the x86 Microprocessor Market, Particularly from Intel.

Intel has held its dominant position over all other x86 microprocessor competitors for a substantial period of time, and has significantly greater financial, technical, manufacturing and marketing strength than IDT. Intel's financial strength and market dominance have enabled it to reduce prices on its microprocessor products within a short period of time following their introduction, which reduces the margins and profitability of its competitors. Currently, Intel's dominant market position allows it to set and control x86 microprocessor standards and therefore dictate many aspects of the products that PC manufacturers require in this market. Accordingly, Intel may dictate standards that are not compatible with the WinChip, and such standards could limit the ability of IDT to sell its products and could require IDT to incur significant redesign costs.

     For customers to purchase IDT's x86 microprocessors, IDT's products must also be compatible with other components supplied to PC manufacturers and dealers, such as core logic chip sets, motherboards, BIOS software and other parts. These components in turn must be compatible with the Intel microprocessors and are often manufactured by Intel, companies in which Intel has strategic investments or independent companies. Accordingly, in marketing its microprocessors to PC manufacturers and dealers, IDT is dependent upon companies other than Intel for the design and manufacture of these components. There could be no assurance that these third party designers and manufacturers, who may also be dependent upon Intel for early access to Intel proprietary information regarding microprocessor standards, will continue to gain such access or be able to compete with Intel, which could have an adverse effect on IDT.

IDT's x86 Microprocessors Depend on the Socket 7 Infrastructure.

All sales of IDT's x86 microprocessor products since their introduction in fiscal 1998 have been from products configured for the Socket 7 motherboard infrastructure. Intel has effectively ceased support for the Socket 7 infrastructure in favor a new chip module and the new Socket 370 standard. IDT's processor is designed to be Socket 7 compatible, and will not work with motherboards designed for Intel's new chip module or Socket 370. If IDT and other companies serving the x86 microprocessor market are not successful in offering products that extend the life of the Socket 7 infrastructure, IDT would be required to expend potentially significant resources to redesign its microprocessor product offerings. While IDT intends to migrate its design to be compatible with the Socket 370 standard, IDT may not be successful in such efforts.

The Market For x86 Microprocessors is Competitive, Particularly from Intel, and has Short Product Life Cycles and Declining Prices.

The market for x86 microprocessors is currently highly competitive and characterized by short product life cycles, rapid decreases in average selling prices and migration to increasingly higher-performance microprocessors. IDT may be unable to produce sufficient quantities of WinChip microprocessors at a competitive cost and with the speed and other performance characteristics desired by customers. Intel has held its dominant position over all other x86 microprocessor competitors for a substantial period of time, and has significantly greater financial, technical, manufacturing and marketing strength than IDT. Intel's financial strength and market dominance have enabled it to reduce prices on its microprocessor products within a short period of time following their introduction, which reduces the margins and profitability of its competitors, including IDT. IDT does not have the financial resources to compete with Intel on such a large scale. In addition to Intel, AMD and National Semiconductor's Cyrix subsidiary also currently offer commercial quantities of x86 microprocessors for sale.

     In 1992, in exchange for payments toward product development costs, IDT licensed the right to make, use and sell an initial version of the WinChip C6 microprocessor to a third party, NKK Corporation of Japan. Although NKK does not have rights with respect to subsequent WinChip products, IDT may face competition from NKK in the future.

     Further, in fiscal 1999, IDT entered into a manufacturing and sales agreement with a third party to manufacture and purchase from IDT WinChip products.

IDT has Limited Experience Manufacturing its x86 Microprocessor Products.

The pace at which IDT is able to enter its target market category for x86 microprocessors depends, in part, on how quickly it is able to ramp production of its microprocessor products in its wafer fabrication and assembly and test facilities. Before fiscal 1998, IDT had not previously manufactured x86 microprocessors and has processed only limited quantities of x86 microprocessors to date. Therefore, as production volumes of x86 microprocessors increase, IDT could encounter unexpected production problems or delays as a result of, among other things, changes required to process technologies, product design limitations, installation of equipment, and development of programs and methodologies that test overall product quality. If IDT were unable to ramp production of its x86 microprocessor successfully, IDT's operating results would be adversely affected.

IDT's IBM Manufacturing Contract Exposes the Company to Inventory Shortages or Excesses.

If IDT does not accurately forecast demand, IDT may have a shortage of or excess inventory to the extent it relies on its new IBM manufacturing contract. In fiscal 1998, IDT contracted with IBM for x86 microprocessor wafer manufacturing services using IBM's CMOS process technology. Although IDT does not currently use these services, IDT plans to utilize IBM's manufacturing services for the next generation of the WinChip product family. The terms and conditions of the IBM manufacturing services agreement require IDT to forecast in advance production quantities that it will purchase. Once production quantities are ordered, the contract limits IDT's ability to change desired quantities of IBM manufactured products.

     Furthermore, products purchased under the IBM manufacturing services agreement must meet certain acceptance criteria. However, these acceptance criteria do not include the number of usable WinChip processors per wafer or the speed at which they will operate. Should the number of good WinChip processors per IBM manufactured wafer and the speed at which they operate not meet or exceed similar characteristics of IDT manufactured products, IDT could have a shortage of usable inventory or excess unusable inventory.

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

IDT's  Success  in the x86  Microprocessor  Market  Requires  PC Market  Growth.

Because IDT's target market for its x86 microprocessor products is initially limited to certain segments of the PC industry, the growth and acceptance of these products are closely tied to trends in and growth of the PC industry. The success of the x86 microprocessor product will depend on whether PC manufacturers continue their trend toward accepting and using microprocessor products manufactured by companies other than Intel and whether the market for PCs and related components continues to grow. Should these industry trends and growth patterns not occur or if IDT is not able to produce products which meet customers' needs, for whatever reason, IDT's ability to sell x86 microprocessor products would be impaired.

Management's Discussion and Analysis
 of Financial Condition and Results of Operations


IDT Faces  Challenges  in Bringing  Future  Products  to the x86  Microprocessor
Market.

IDT's ability to bring future x86 products to market depends on several factors including:

*    it must be able to finance such future development;

* to compete with Intel and other competitors in the market for future x86 microprocessors, IDT must be able to design and develop the microprocessors themselves, and must ensure they can be used in PC platforms, including motherboards, designed to support future Intel or other microprocessors; and

* a failure, for whatever reason, of the designers and producers of motherboards, chipsets and other system components to support IDT's x86 microprocessor offerings, including Socket 7 compatibility, would limit IDT's ability to sell products to the PC market.

IDT's Product Manufacturing Operations are Complex and Subject to Interruption.

The Company has increased the production capacity of its Hillsboro facility to manufacture IDT WinChip products and is absorbing production volumes from its San Jose wafer fabrication facility, which IDT has closed. From time to time, IDT has experienced production difficulties, including reduced manufacturing yields or products that do not meet IDT's specifications, that have caused delivery delays and quality problems. While production deliveries and delays have been infrequent and generally short in duration, IDT could experience manufacturing problems and product delivery delays in the future as a result of, among other things, complexity of manufacturing processes, changes to its process technologies, and ramping production and installing new equipment at its facilities.

     IDT also has a wafer fabrication facility located in Salinas. If IDT were unable to use this facility, as a result of a natural disaster or otherwise, IDT's operations would be materially adversely affected until the Company was able to obtain other production capability. IDT does not carry earthquake insurance on its facilities, as adequate protection is not offered at economically justifiable rates.

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

IDT's Operating Results can be Substantially Impacted by Facility Expansion, Utilization and Consolidation.

Facility and capacity additions have resulted in a significant increase in fixed and variable operating expenses that may not be fully offset by additional revenues for some time. IDT expenses as R&D the operating costs associated with bringing a new fabrication facility to commercial production status in the period such expenses were incurred. However, as commercial production at a new fabrication facility commences, the operating costs are classified as cost of revenues, and IDT begins to recognize depreciation expense relating to the facility. Accordingly, because the Hillsboro fabrication facility contributes to revenues, IDT recognizes substantial operating expenses associated with the facility as cost of revenues, which has reduced gross margins. As commercial production continues and IDT consolidates manufacturing volumes from its closed San Jose facility in fiscal 1999, IDT anticipates incurring additional operating costs in Hillsboro. Accordingly, if revenue levels do not increase sufficiently and cost savings from closing the San Jose plant do not offset these additional expense levels, or if IDT is unable to achieve gross margins from products produced at the Oregon facility that are comparable to IDT's other products, IDT's future results of operations could be adversely impacted. Further, IDT does not currently fully utilize the capacity available at the Oregon facility. Due to the commodity nature of many of the products manufactured in Hillsboro, and due to cyclical market conditions in the semiconductor industry, IDT is not able to forecast when the Hillsboro facility will become fully utilized.

     The Company has announced plans to improve its operating results through consolidation of certain manufacturing and other activities, together with headcount reductions and other actions. For example, in fiscal 1999, IDT closed its San Jose facility, resulting in a $46.4 million restructuring charge, and revalued certain assets at its Hillsboro facility, resulting in a $131.9 million asset impairment and other charge. The expected cost savings from these actions might not be sufficient to return IDT to sustained profitability.

IDT's Results are Dependent on the Success of New Products.

New products and process technology costs associated with the Hillsboro wafer fabrication facility will continue to require significant R&D expenditures. However, the Company may not be able to develop and introduce new products in a timely manner, its new products may not gain market acceptance, and it may not be successful in implementing new process technologies. If IDT is unable to develop new products in a timely manner, and to sell them at gross margins comparable to or better than IDT's current products, its future results of operations could be adversely impacted.

IDT is Dependent on a Limited Number of Suppliers.

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

     From time to time, IDT contracts with third party semiconductor designers. As with all new products, there is risk that IDT or its contractors will not be successful in their efforts to design new products.

IDT May Require Additional Capital on Satisfactory Terms to Remain Competitive.

The semiconductor industry is extremely capital intensive. To remain competitive, IDT must continue to invest in advanced manufacturing and test equipment. IDT could be required to seek financing to satisfy its cash and capital needs, and such financing might not be available on terms satisfactory to IDT. If such financing is required and if such financing is not available on terms satisfactory to IDT, its operations could be adversely affected.

Intellectual   Property  Claims  Could  Adversely   Affect  IDT's  Business  and
Operations.

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

International Operations Add Increased Volatility to IDT's Operating Results.

A substantial percentage of IDT's revenues are derived from non-U.S. sales. During fiscal 1999, 1998 and 1997, non-U.S. sales accounted for 37%, 39% and 38% of IDT's revenues, respectively. During these periods, Asia-Pacific sales accounted for 8%, 10% and 8% of IDT's revenues, respectively. In addition, IDT's offshore assembly and test operations incur payroll, facilities and other expenses in local currencies. Accordingly, movements in foreign currency exchange rates, such as those seen recently in the Far East, can impact both pricing and demand for IDT's products as well as its cost of goods sold. IDT's offshore operations and export sales are also subject to risks associated with foreign operations, including:

*    political instability;

*    currency controls and fluctuations;

*    changes in local economic conditions and import and export controls; and

*    changes in tax laws, tariffs and freight rates.

Contract pricing for raw materials used in the fabrication and assembly processes, as well as for subcontract assembly services, can also be impacted by currency exchange rate fluctuations.

IDT is Subject to Risks Associated with Using Hazardous Materials in its Manufacturing.

IDT is subject to a variety of environmental and other regulations related to hazardous materials used in its manufacturing process. Any failure by IDT to control the use of, or to restrict adequately the discharge of, hazardous materials under present or future regulations could subject it to substantial liability or could cause its manufacturing operations to be suspended.

IDT's Common Stock is Subject to Price Volatility.

IDT's common stock has experienced substantial price volatility. Such volatility may occur in the future, particularly as a result of quarter-to-quarter variations in the actual or anticipated financial results of IDT, the companies in the semiconductor industry or in the markets served by IDT and

Management's Discussion and Analysis
 of Financial Condition and Results of Operations

announcements by IDT or its competitors regarding new product introductions. In addition, our stock price can fluctuate due to price and volume fluctuations in the stock market, especially those that have affected technology stocks.

Quantitative and Qualitative Disclosures About Market Risk.

Most of the Company's outstanding debt, including the 5.5% Convertible Subordinated Notes, is at fixed rates. The Tax Ownership Operating Lease related to IDT's manufacturing facilities in Hillsboro has variable, London Interbank Offered Rate (LIBOR)-based payments. However, this synthetic lease is collateralized with investments that have similar, and thus offsetting, interest rate characteristics. The Company's investment portfolio typically consists of short-term securities that have managed maturity schedules. As a result of these factors, a hypothetical 10% move in interest rates would have an insignificant effect on IDT's financial position, results of operations and cash flows. The Company does not use derivative financial instruments in its investment portfolio.

     The Company is exposed to foreign currency exchange rate risk as a result of international sales, assets and liabilities of foreign subsidiaries, and capital purchases denominated in foreign currencies. The Company uses derivative financial instruments (primarily forward contracts) to help manage its foreign currency exchange exposures. The Company does not enter in derivatives for trading purposes. The Company performed a sensitivity analysis for both fiscal 1998 and 1999 and determined that a 10% change in the value of the U.S. dollar would have an insignificant near-term impact on IDT's financial position, results of operations and cash flows.

Impact of Year 2000 on IDT's Operations.

Year 2000 Problem Defined. In brief, the Year 2000 problem is a programming problem found in many computer applications that conform to older commonly accepted standards. These applications might not function properly after December 31, 1999 or after the start of a company's fiscal year 2000. The problem dates back to the days when computer memory was limited and data storage was expensive. To save space, some dates are stored using only two digits (1998 is stored as 98). This poses no problem when the "missing" digits are all the same (e.g. 19). However, when two dates are compared, used in a calculation or sorted and the dates span the January 1, 2000 boundary, problems can occur. For example, 1999 is earlier than 2000, but without the first two digits, the result would be that 00 is earlier than 99. The fact that most business software is heavily dependent on dates means the problem is widespread. Some systems will fail in very visible and obvious ways, but others will continue to process, producing erroneous results which might not surface until later. The longer it takes before these problems are found, the more difficult, and costly, they will be to correct. All aspects of operations at any company could be impacted, from financial to shipping, and even such areas as elevators and security systems can be affected.

     IDT utilizes numerous software programs throughout its operations that include dates and make date-sensitive calculations based on two-digit fields which are assumed to begin with the year 1900. Software programs written based on this assumption are vulnerable, as the year 2000 approaches, to miscalculations and other operational errors that may be significant to their overall effectiveness. In addition, the Company relies upon products and information from critical suppliers, large customers and other outside parties, in the normal course of business, whose software programs are also subject to the same problem. Should miscalculations or other operational errors occur as a result of the Year 2000 issue, IDT or the parties on which it depends may be unable to produce reliable information or process routine transactions. Furthermore, in the worst case, IDT or the parties on which it depends may, for an extended period of time, be incapable of conducting critical business activities, which include but are not limited to, manufacturing and shipping products, invoicing customers and paying vendors.

IDT's Approach. In October 1997, IDT engaged the services of Keane, Inc., a software services firm with more than 30 years of relevant experience, to assist in defining IDT's approach. To date, IDT has paid approximately $165,000 in consulting fees to Keane. The methodology IDT is using consists of the following five phases:
* Inventory - In this initial phase, an inventory is taken of all software and hardware that may be affected by the Year 2000 problem.
* Impact assessment - In the second phase, the impact of the Year 2000 problem is assessed for the items identified in the Inventory phase. The assessment includes estimates of how large the impact really is, along with rough estimates for fixing the problem.
* Strategy development and confirmation - Using the information from the previous two steps, IDT develops and maintains a strategy for each affected item. This phase includes the development of any contingency plans that may be required to mitigate IDT's risk in a particular area.

* Remediation plan - In this phase, fixes necessary to bring hardware and software into Year 2000 compliance are defined. This may include code modifications, software upgrades, or hardware upgrades.
* Remediation and testing - In this phase, Year 2000 affected items are remediated and tested to verify their proper operation into the Year 2000 and beyond. IDT's rule is that any item in the critical business path must be tested. While initial testing has been completed, there will be an ongoing process of remediation followed by testing until all testing is completed. The target date for all testing to be completed is August 1, 1999.
     IDT has completed the Inventory, Impact Assessment, Strategy Development and Confirmation and Remediation Plan phases of its Year 2000 plan. The Remediation and Testing phase is in process as of the date of this filing.

IDT Products. IDT has completed an initial assessment of the extent to which Year 2000 issues may be incorporated into products that it sells to its customers. It did not find any Year 2000-related issues in products that IDT sells to customers.

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

     IDT is in the process of installing business and planning software licensed from SAP America, Inc. and i2 Technologies, Inc. With the installation of these software systems, and upgrades to a small number of in-house developed legacy software applications, IDT believes its critical business systems will be Year 2000 compliant. In February 1999 IDT successfully brought the first portion of the SAP implementation online.

     By the year 2000, over a five-year period, IDT will have replaced substantially all of its enterprise-wide systems. IDT has not allocated a portion of the total project cost to the Year 2000 issue. While IDT continues to monitor its system implementation costs, IDT does not believe the incremental project cost associated with Year 2000 compliance to be material, as this feature is included with software purchased by IDT to satisfy its business needs. Implemen-tation projects, dates and timelines have been determined primarily by IDT's expanding and changing business requirements and have not been accelerated to date for Year 2000 reasons.

Manufacturing Systems. Manufacturing systems represent IDT's only significant non-information technology (IT) systems. Each manufacturing site has taken an inventory of its equipment and is working closely with the equipment vendors regarding Year 2000 issues. The Company is awaiting software and/or hardware upgrades from its vendors. It is IDT's goal to have all equipment compliant by June 1999. While IDT is still negotiating with its manufacturing equipment vendors, amounts paid to these vendors to obtain software upgrades to remediate Year 2000 issues may approximate $400,000, including $160,000 already incurred. Contingency plans include such techniques as rolling back the date on equipment and custom upgrades and interfaces.

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

Worldwide Contingency Plans. IDT is in the process of developing worldwide contingency plans in all critical business areas throughout the Company.

Requirements Associated with the Introduction of the Euro

IDT is in the process of addressing the issues raised by the introduction of the Single European Currency (Euro) in January 1999. IDT does not expect the cost of any system modifications to be material and does not currently expect that introduction and use of the Euro will materially affect its foreign exchange and hedging activities or result in any material increase in transaction costs. During the transition period, that will extend through January 1, 2000, the Company will continue to evaluate the impact of the Euro. However, based on currently available information, management does not believe that the introduction of the Euro will have a material adverse impact on IDT's financial condition or overall trends in results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The   information   required  for  this  item  is  provided  under  the  caption
"Quantitative and Qualitative Disclosures about Market Risk" in Item 7 of this report.



ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL INFORMATION



INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES COVERED BY REPORT OF INDEPENDENT ACCOUNTANTS


         Consolidated Financial Statements included in Item 8:

         Report of Independent Accountants

         Consolidated Balance Sheets at March 28, 1999 and March 29, 1998

         Consolidated Statements of Operations for each of the three fiscal years in the period ended March 28, 1999

         Consolidated Statements of Cash Flows for each of the three fiscal years in the period ended March 28, 1999

         Consolidated Statements of Stockholders' Equity for each of the three fiscal years in the period ended March 28, 1999

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

Report of
  Independent Accountants

To the Stockholders and Board of Directors of Integrated Device Technology, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Integrated Device Technology, Inc. and its subsidiaries at March 28, 1999 and March 29, 1998, and the results of their operations and their cash flows for each of the three years in the period ended March 28, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP
San Jose, California
April 16, 1999, except for Note 13,
which is as of May 7, 1999.

Consolidated
  Balance Sheets

                                                                                                   March 28,              March 29,
(In thousands, except share amounts)                                                                 1999                   1998
                                                                                                   --------------------------------
ASSETS

Current assets:
        Cash and cash equivalents                                                                  $ 138,660              $ 146,114
        Short-term investments                                                                        54,616                 74,481
        Accounts receivable, net of allowance for returns
                and doubtful accounts of $8,116 and $11,110                                           53,047                 68,840
        Inventories, net                                                                              52,577                 60,737
        Deferred tax assets                                                                             --                   52,252
        Prepayments and other current assets                                                          40,659                 22,179
                                                                                                   ---------              ---------
Total current assets                                                                                 339,559                424,603

Property, plant and equipment, net                                                                   277,448                475,440
Other assets                                                                                          57,885                 68,912
                                                                                                   ---------              ---------
Total assets                                                                                       $ 674,892              $ 968,955
                                                                                                   ---------              ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
        Accounts payable                                                                           $  32,644              $  57,572
        Accrued compensation and related expenses                                                     15,128                 15,853
        Deferred income on shipments to distributors                                                  38,787                 51,835
        Other accrued liabilities                                                                     47,472                 28,724
        Current portion of long-term obligations                                                      10,595                  5,097
                                                                                                   ---------              ---------
Total current liabilities                                                                            144,626                159,081

Convertible subordinated notes, net of issuance costs                                                184,354                183,756
                                                                                                   ---------              ---------
Long-term obligations                                                                                 72,876                 56,640
                                                                                                   ---------              ---------
Deferred tax liabilities                                                                                --                   23,087
                                                                                                   ---------              ---------
Commitments and contingencies (Notes 5 and 6)

Stockholders' equity:
        Preferred stock; $.001 par value: 10,000,000 shares
          authorized; no shares issued                                                                  --                     --
        Common stock; $.001 par value: 200,000,000 shares
                authorized; 82,835,996 and 81,367,847 shares
                issued and outstanding                                                                    83                     81
        Additional paid-in capital                                                                   331,077                318,542
        Treasury stock (311,086 and no shares)                                                        (1,638)                  --
        Retained earnings (deficit)                                                                  (55,359)               228,964
        Accumulated other comprehensive loss                                                          (1,127)                (1,196)
                                                                                                   ---------              ---------
Total stockholders' equity                                                                           273,036                546,391
                                                                                                   ---------              ---------
Total liabilities and stockholders' equity                                                         $ 674,892              $ 968,955
                                                                                                   =========              =========

------------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                                       32

Consolidated Statements of
  Operations

                                                                                                Fiscal Year Ended
                                                                                March 28,            March 29,            March 30,
(In thousands, except per share data)                                             1999                 1998                 1997
                                                                                ---------------------------------------------------
Revenues                                                                        $ 540,199            $ 587,136            $ 537,213

Cost of revenues                                                                  344,424              364,291              325,668
Restructuring charges, asset impairment and other                                 204,244                 --                 45,223
                                                                                ---------            ---------            ---------
Gross profit (loss)                                                                (8,469)             222,845              166,322
                                                                                ---------            ---------            ---------

Operating expenses:
        Research and development                                                  132,893              121,449              151,420
        Selling, general and administrative                                       104,439               88,528               80,812
                                                                                ---------            ---------            ---------
Total operating expenses                                                          237,332              209,977              232,232
                                                                                ---------            ---------            ---------

Operating income (loss)                                                          (245,801)              12,868              (65,910)
Interest expense                                                                  (13,885)             (14,088)             (12,018)
Interest income and other, net                                                      6,153               12,674               15,764
                                                                                ---------            ---------            ---------
Income (loss) before income taxes                                                (253,533)              11,454              (62,164)
Provision (benefit) for income taxes                                               30,072                3,207              (19,892)
                                                                                ---------            ---------            ---------
Net income (loss)                                                               $(283,605)           $   8,247            $ (42,272)
                                                                                ---------            ---------            ---------

Basic net income (loss) per share:                                              $   (3.45)           $    0.10            $   (0.54)
Diluted net income (loss) per share:                                            $   (3.45)           $    0.10            $   (0.54)

Weighted average shares:
        Basic                                                                      82,290               80,359               78,454
        Diluted                                                                    82,290               84,022               78,454

------------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                                       33

Consolidated Statements of
 Cash Flows

                                                                                                  Fiscal Year Ended
                                                                                      March 28,         March 29,         March 30,
(In thousands)                                                                          1999              1998              1997
                                                                                      ---------         ---------         ---------
Operating activities
Net income (loss)                                                                     $(283,605)        $   8,247         $ (42,272)
Adjustments:
        Depreciation and amortization                                                   106,180           114,136           102,897
        Restructuring, asset impairment and other                                       179,428              --              45,223
        Deferred tax assets                                                              29,145             5,403            (5,223)
Changes in assets and liabilities:
        Accounts receivable, net                                                         15,793             8,760             7,425
        Inventories, net                                                                  8,160           (13,119)           (1,618)
        Income tax refund receivable                                                      7,309            26,746           (34,055)
        Other assets                                                                     10,268             9,226             1,718
        Accounts payable                                                                (24,928)           12,697           (31,295)
        Accrued compensation and related expenses                                          (725)              241           (13,625)
        Deferred income on shipments to distributors                                    (13,048)            9,751            10,759
        Other accrued liabilities                                                        19,757            13,528             1,877
                                                                                      ---------         ---------         ---------
Net cash provided by operating activities                                                53,734           195,616            41,811
                                                                                      ---------         ---------         ---------
Investing activities
Purchases of property, plant and equipment                                             (105,526)         (164,206)         (192,747)
Proceeds from sale of property, plant and equipment                                       3,137               367            54,196
Purchases of short-term investments                                                    (105,892)          (45,975)          (22,639)
Proceeds from sales of short-term investments                                           126,055             7,754            90,323
Purchases of equity investments                                                          (5,867)           (9,224)           (6,960)
Proceeds from sales of investments collateralizing facility lease                          --                --              10,662
                                                                                      ---------         ---------         ---------
Net cash used for investing activities                                                  (88,093)         (211,284)          (67,165)
                                                                                      ---------         ---------         ---------
Financing activities
Proceeds from issuance of common stock, net                                               8,660            12,468             7,615
Repurchase of common stock, net                                                          (4,630)             --                --
Proceeds from secured equipment financing                                                31,764              --              20,959
Payments on capital leases and other debt                                                (8,889)           (5,835)           (5,299)
                                                                                      ---------         ---------         ---------
Net cash provided by financing activities                                                26,905             6,633            23,275
                                                                                      ---------         ---------         ---------

Net decrease in cash and cash equivalents                                                (7,454)           (9,035)           (2,079)

Cash and cash equivalents at beginning of period                                        146,114           155,149           157,228
                                                                                      ---------         ---------         ---------

Cash and cash equivalents at end of period                                            $ 138,660         $ 146,114         $ 155,149
                                                                                      =========         =========         =========
Supplemental disclosure of cash flow information
        Cash paid for:
                Interest                                                              $  12,974         $  12,748         $  12,266
                Income taxes, net of refunds                                            (10,393)          (32,584)           11,285

        Non-cash activities:
                Conversion of accrued liability to equity                                 6,293              --                --
                Exchange of common stock for fixed assets                                  --                --               8,509
                Capital lease obligations                                                 5,022              --                --

------------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                                       34

Consolidated Statements of
   Stockholders' Equity


                                                                       Common Stock                  Additional
                                                               ------------------------------          Paid-in            Treasury
(In thousands, except share data)                                 Shares            Amount             Capital             Stock
                                                               --------------------------------------------------------------------
Balance, March 31, 1996                                         77,496,833        $        77        $   287,064        $      --

Issuance of common stock                                         2,157,271                  3             16,121               --
Tax benefit from stock
        option transactions                                           --                 --                1,655               --
Other comprehensive loss:
        Translation adjustment                                        --                 --                 --                 --
        Unrealized loss on securities, net                            --
Net loss                                                              --                 --                 --                 --
                                                               -----------        -----------        -----------        -----------
Comprehensive loss
Balance, March 30, 1997                                         79,654,104                 80            304,840               --

Issuance of common stock                                         1,713,743                  1             12,467               --
Tax benefit from stock
        option transactions                                           --                 --                1,235               --
Other comprehensive income:
        Translation adjustment                                        --                 --                 --                 --
        Unrealized gain on securities, net                            --                 --                 --                 --
Net income                                                            --                 --                 --                 --
                                                               -----------        -----------        -----------        -----------
Comprehensive income
Balance, March 29, 1998                                         81,367,847                 81            318,542               --

Repurchase of common stock                                        (856,000)                (1)              --               (4,630)
Issuance of common stock                                         1,752,418                  2              6,243              2,992
Issuance of common stock
        to extinguish accrued liability                            571,731                  1              6,292               --
Other comprehensive income:
        Translation adjustment                                        --                 --                 --                 --
        Unrealized loss on securities, net                            --                 --                 --                 --
Net loss                                                              --                 --                 --                 --
                                                               -----------        -----------        -----------        -----------
Comprehensive loss
Balance, March 28, 1999                                         82,835,996        $        83        $   331,077        $    (1,638)
                                                               ===========        ===========        ===========        ===========


                                                                              Retained             Accumulated
                                                                              Earnings               Other                 Total
                                                                            (Accumulated          Comprehensive        Stockholders'
                                                                               Deficit)           Income (Loss)            Equity
                                                                            -------------------------------------------------------
Balance, March 31, 1996                                                       $ 262,989             $    (403)            $ 549,727

Issuance of common stock                                                           --                    --                  16,124
Tax benefit from stock
        option transactions                                                        --                    --                   1,655
Other comprehensive loss:
        Translation adjustment                                                     --                    (381)                 (381)
        Unrealized loss on securities, net                                         --                    (615)                 (615)
Net loss                                                                        (42,272)                 --                 (42,272)
                                                                              ---------             ---------             ---------
Comprehensive loss                                                              (42,272)                 (996)              (43,268)
                                                                              ---------             ---------             ---------
Balance, March 30, 1997                                                         220,717                (1,399)              524,238

Issuance of common stock                                                           --                    --                  12,468
Tax benefit from stock
        option transactions                                                        --                    --                   1,235
Other comprehensive income:
        Translation adjustment                                                     --                    (310)                 (310)
        Unrealized gain on securities, net                                         --                     513                   513
Net income                                                                        8,247                  --                   8,247
                                                                              ---------             ---------             ---------
Comprehensive income                                                              8,247                   203                 8,450
                                                                              ---------             ---------             ---------
Balance, March 29, 1998                                                         228,964                (1,196)              546,391

Repurchase of common stock                                                         --                    --                  (4,631)
Issuance of common stock                                                           (718)                 --                   8,519
Issuance of common stock
        to extinguish accrued liability                                            --                    --                   6,293
Other comprehensive income:
        Translation adjustment                                                     --                     121                   121
        Unrealized loss on securities, net                                         --                     (52)                  (52)
Net loss                                                                       (283,605)                 --                (283,605)
                                                                              ---------             ---------             ---------
Comprehensive loss                                                             (283,605)                   69              (283,605)
                                                                              ---------             ---------             ---------
Balance, March 28, 1999                                                       $ (55,359)            $  (1,127)            $ 273,036
                                                                              =========             =========             =========

------------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                                       35

 Notes
to Consolidated Financial Statements

Note 1

Summary of Significant
Accounting Policies

Nature of business. Integrated Device Technology, Inc. ("IDT" or the "Company") designs, develops, manufactures and markets a broad range of high-performance semiconductor products for its key markets in communications and computing. IDT's products include communications memories, networking devices, RISC and x86 microprocessors, high-speed SRAMs, and high-performance logic and clock management products.

Fiscal year. The Company's fiscal year ends on the Sunday nearest March 31. Fiscal 1999, 1998 and 1997 each included 52 weeks. Fiscal 2000, a 53-week year, will end on April 2, 2000.

Basis of presentation. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

     The Company's short-term investments are classified as available-for-sale at March 28, 1999 and March 29, 1998. Investment securities classified as available-for-sale are measured at market value, and net unrealized gains or losses are recorded in accumulated comprehensive income, a separate component of stockholders' equity, until realized. Any gains or losses on sales of investments are computed based upon specific identification. For the periods ended March 28, 1999 and March 29, 1998, realized gains and losses on available-for-sale investments were not material. Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates the classification at each reporting date.

     As  of  March  28,  1999,  cash   equivalents   included  $9.2  million  in
certificates  of  deposit  which  were  collateralizing   certain  customs  bond
obligations.

Inventories. Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market.

Property, plant, and equipment. Property, plant and equipment are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of the assets, which generally range from three to five years. Leasehold improvements and leasehold interests are amortized over the shorter of the estimated useful lives of the assets or the remaining term of the lease. Accelerated methods of depreciation are used for tax purposes.

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

Revenue recognition. Revenues from product sales are generally recognized upon shipment, and a reserve is provided for estimated returns and discounts. A portion of the Company's sales are made to distributors under agreements that allow certain rights of return and price protection on products unsold by the distributors. Related gross profits thereon are deferred until the products are resold by the distributors.

Income taxes. The Company accounts for income taxes under an asset and liability approach which requires the expected future tax consequences of temporary differences between book and tax bases of assets and liabilities be recognized as deferred tax assets and liabilities. No provision for U.S. income taxes is provided on unremitted earnings of foreign subsidiaries, to the extent such earnings are deemed to be permanently reinvested. U.S. income taxes are provided on these earnings to the extent that there is an intention to remit such earnings.

Net income (loss) per share. Basic and diluted net income (loss) per share are computed using weighted-average common shares outstanding in accordance with SFAS No. 128, "Earnings Per Share." Dilutive net income per share also includes the effect of stock options and convertible debt. The following table sets forth the computation of basic and diluted net income (loss) per share:


                                                    Fiscal Year Ended
(In thousands                                 March 28,   March 29,   March 30,
except per share amounts)                      1999         1998        1997
                                             ----------------------------------
Basic:
Net income (loss) (numerator)                $(283,605)   $   8,247   $ (42,272)
                                             ---------    ---------   ---------
Weighted average shares
        outstanding (denominator)               82,290       80,359      78,454
                                             ---------    ---------   ---------
Net income (loss) per share                  $   (3.45)   $    0.10   $   (0.54)
                                             ---------    ---------   ---------

Diluted:
Net income (loss) (numerator)                $(283,605)   $   8,247   $ (42,272)
                                             ---------    ---------   ---------

Weighted average shares outstanding             82,290       80,359      78,454
Net effect of dilutive stock options              --          3,663        --
                                             ---------    ---------   ---------
Total shares (denominator)                      82,290       84,022      78,454
                                             ---------    ---------   ---------
Net income (loss) per share                  $   (3.45)   $    0.10   $   (0.54)
                                             =========    =========   =========

--------------------------------------------------------------------------------


     Options to purchase approximately 18.4 million, 1.6 million and 15.0 million shares were outstanding at fiscal year-ends 1999, 1998 and 1997, respectively, but have been excluded from the computations because they were antidilutive. The Company's convertible debt was antidilutive for all periods presented.

Comprehensive income (loss). The Company adopted SFAS No. 130, "Reporting Comprehensive Income," at the beginning of fiscal 1999. SFAS No. 130 established new rules for the reporting and display of comprehensive income (loss) and its components; however, adoption had no impact on net income (loss) or total stockholders' equity. The components of accumulated other comprehensive loss (not tax affected) were as follows:

                                           March 28,            March 29,
(in thousands)                               1999                  1998
                                            -------              -------
Cumulative translation adjustments          $(1,075)             $(1,196)
Unrealized gain (loss) on investments           (52)                 --
                                            -------              -------
                                            $(1,127)             $(1,196)
                                            =======              =======

--------------------------------------------------------------------------------


Translation of foreign currencies. For subsidiaries whose functional currency is the local currency, gains and losses resulting from translation of these foreign currency financial statements into U.S. dollars are recorded as a separate component of comprehensive income (loss). For subsidiaries where the functional currency is the U.S. dollar, gains and losses resulting from the process of remeasuring foreign currency financial statements into U.S. dollars are included in other income. The effects of foreign currency exchange rate fluctuations have not been material.

Fair value disclosures of financial instruments. Fair values of cash, cash equivalents and short-term investments approximate cost due to the short period of time until maturity. Fair values of long-term investments, long-term debt and currency forward contracts are based on quoted market prices or pricing models using current market rates.

Concentration of credit risk. The Company markets integrated circuits to original equipment manufacturers (OEMs) and distributors primarily in the United States, Europe and the Far East. The Company performs on-going credit evaluations of its customers' financial condition and limits the amount of credit extended when deemed necessary and generally does not require collateral. Management believes that risk of significant loss is significantly reduced due to the diversity of its products, customers and geographic sales areas. The Company maintains a provision for potential credit losses and write-offs of accounts receivable that were insignificant in each of the three years ended March 28, 1999.

     One distributor's receivable balance represented 16% and 17% of total accounts receivable at March 28, 1999 and March 29, 1998, respectively. If the financial condition and operations of this distributor deteriorate below critical levels, the Company's operating results could be adversely affected.

Stock-based compensation plans. The Company accounts for its stock option plans and employee stock purchase plan in accordance with provisions of the Accounting Principles Board's (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company provides additional pro forma disclosures in Note 7.

New accounting pronouncements. The Company plans to adopt SFAS No. 133, "Accounting for Derivative Instruments," as of the beginning of fiscal 2001. SFAS No. 133 establishes standards for accounting and reporting on derivatives

Notes to Consolidated Financial Statements


and is effective for periods beginning after June 15, 1999. SFAS No. 133 requires that all derivatives be recognized in the balance sheet as assets or liabilities and measured at fair value. SFAS No. 133 also requires current recognition in earnings of changes in these fair values, depending on the intended use and designation of the derivative. The Company is currently evaluating the impact of SFAS No. 133 but does not expect any material effects on its financial position or results of operations.

Products and markets. The Company operates in three segments (See Note 10) within the semiconductor industry. Significant technological changes in the industry could adversely affect operating results. The semiconductor industry is highly cyclical and has been subject to significant downturns at various times that have been characterized by diminished product demand, production overcapacity and accelerated erosion of average selling prices. Therefore, the average selling price the Company receives for industry-standard products is dependent upon industry-wide demand and capacity, and such prices have historically been subject to rapid change. While the Company considers industry technological change and industry-wide demand and capacity in estimating necessary allowances, such estimates could change in the future.

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


Note 2
Balance Sheet Components

Inventories, net
                                                    March 28,          March 29,
(in thousands)                                        1999                1998
                                                     ---------------------------
Raw materials                                        $ 4,908             $ 6,647
Work-in-process                                       32,725              40,276
Finished goods                                        14,944              13,814
                                                     -------             -------
                                                     $52,577             $60,737
                                                     =======             =======

--------------------------------------------------------------------------------


Property, plant and equipment
                                                     March 28,        March 29,
(in thousands)                                         1999              1998
                                                     --------------------------
Land                                                 $  20,003        $  24,385
Machinery and equipment                                805,683          780,555
Building and leasehold improvements                     77,110          102,151
Construction-in-progress                                   841            3,166
                                                     ---------        ---------
                                                       903,637          910,257
Less accumulated depreciation and amortization        (626,189)        (434,817)
                                                     ---------        ---------
                                                     $ 277,448        $ 475,440
                                                     =========        =========

--------------------------------------------------------------------------------


Short-term investments
                                                     March 28,        March 29,
(in thousands)                                         1999              1998
                                                     --------------------------
U.S. government agency securities                    $  11,103        $  26,628
State and local government securities                   37,074           55,289
Corporate securities                                   111,972          102,347
Other                                                   30,933           35,705
                                                     ---------        ---------
Total debt and equity securities                       191,082          219,969
Less cash equivalents                                 (136,466)        (145,488)
                                                     ---------        ---------
Short-term investments                               $  54,616        $  74,481
                                                     =========        =========

--------------------------------------------------------------------------------


     Short-term investments of $15.7 million mature in less than one year and $38.9 million have maturities between one and five years.


Note 3

Restructuring Charges,
Asset Impairment and Other

During fiscal 1999, the Company recorded $204.2 million of charges in cost of sales relating primarily to asset impairment, restructuring associated with closure of a manufacturing facility and costs associated with certain technology licensing matters.

     Asset impairment charges are primarily composed of $15.1 million for excess SRAM manufacturing equipment and $126.9 million for asset impairment for the manufacturing assets of the Company's eight-inch wafer fabrication facility in Hillsboro, Ore. The excess SRAM manufacturing equipment charge represents the write down to estimated fair market value based primarily on appraisals and estimates obtained from third parties. The charge resulted from current economic conditions in the SRAM market, which has experienced declines in both demand and price. Additionally, the Company determined that due to excess industry capacity and low prices for semiconductor products manufactured in the Hillsboro facility, future undiscounted cash flows related to its wafer fabrication assets were insufficient to recover the $189.1 million carrying value of the assets. As a result, the Company wrote down these assets to estimated fair market value based primarily on appraisals and estimates from independent third parties.

     The restructuring charges aggregated $46.4 million and related primarily to a provision for exit and closure costs associated with the San Jose, Calif. wafer fabrication facility, which the Board of Directors decided to close. Manufacturing activities in this facility ceased in December 1998, and the Company has completed the termination of approximately 300 employees, primarily in manufacturing departments. The San Jose facility itself was sold in May 1999, and IDT is pursuing the sale of surplus used equipment.

     The following table sets forth the Company's restructuring expense for fiscal 1999 and the reserve balance as of March 28, 1999:


                                     Fiscal                             Balance
                                      1999                             March 28,
(in thousands)                      expense     Utilized   Adjustments    1999
                                    --------------------------------------------
Write-down of fixed assets          $ 33,047    $(33,047)   $   --      $   --
Severance and other employee
  related charges                      2,620      (2,171)       (149)        300
Closure costs for manufacturing
  facility                            10,717      (5,267)       (218)      5,232
                                    --------    --------    --------    --------
                                    $ 46,384    $(40,485)   $   (367)   $  5,532
                                    ========    ========    ========    ========

--------------------------------------------------------------------------------


     At March 28, 1999, the net book value of equipment held for sale aggregated $1.8 million and has been included in other current assets. Given the current oversupply conditions in the used semiconductor equipment market, the Company cannot determine the amount of time required to completely liquidate the surplus equipment.

     Costs associated with technology licensing matters initially aggregated $15 million. However, in the quarter ended March 28, 1999, the Company reversed $3 million of these costs upon favorable settlement of certain of these matters.

     Separately, during fiscal 1999, the Company recorded $5.5 million in research and development expenses and $0.2 million in selling, general and administrative expenses for costs associated with discontinuance of certain development efforts, including a graphics chip and a specialized logic chip. These charges are composed primarily of severance costs and technology license payments associated with the discontinued efforts. During the second quarter of fiscal 1999, the Company also recorded a charge of $3.3 million relating primarily to retention costs of its employees during the closure of its San Jose fabrication facility; the Company subsequently provided an additional $1.9 million in fiscal 1999 retention costs.

     In fiscal 1997, the Company recorded charges related to the impairment of certain older manufacturing assets and other adjustments of $45.2 million. These adjustments related primarily to the carrying value of manufacturing assets, including the Company's oldest wafer fabrication plant in Salinas, Calif. As a result of significant changes in the semiconductor industry, such as the rapid erosion of SRAM average selling prices, and the Company's emphasis on communications-oriented products, the Company accelerated the use of more advanced manufacturing processes to produce its products. The use of these more advanced processes and available information on future demand for the Company's products indicated that the carrying value of these selected older manufacturing assets was not fully recoverable. The fair value of manufacturing assets was based principally upon third-party estimates of fair values. Separately, the Company recorded charges of approximately $9.7 million relating to the write-down of certain technology investments and other miscellaneous items in fiscal 1997.


Note 4

Debt

The Company had no short-term borrowings, other than the current portion of long-term indebtedness, during the two fiscal years ended March 28, 1999. Information regarding the Company's obligations under long-term debt and capital leases and equipment financing arrangements is presented below:

                                                       March 28,      March 29,
(in thousands)                                           1999           1998
                                                       -------------------------
Mortgage payable bearing interest at
  9.625% due in monthly installments
  of $142 including interest through
  April 1, 2005, secured by related
  property and improvements                            $   7,826      $   8,730

Capital leases and equipment
  financing arrangements at rates
  ranging from 2.215% to 8.5%, with
  maturities through August 2005                          44,739         15,936

5.5% Convertible Subordinated Notes
  due 2002                                               184,354        183,756
                                                       ---------      ---------
                                                         236,919        208,422

Less current portion                                     (10,595)        (5,097)
                                                       ---------      ---------
                                                       $ 226,324      $ 203,325
                                                       =========      =========

--------------------------------------------------------------------------------

Notes to Consolidated Financial Statements


     Future minimum payments under these obligations are summarized as follows:

                                                                      Capital
                                                                     leases and
                                                                     equipment
                                              Long-term debt         financing
(in thousands)                               (Principal only)        agreements
                                             -----------------------------------
Fiscal Year
2000                                            $      995           $   11,645
2001                                                 1,095               11,645
2002                                               187,455                9,294
2003                                                 1,325                6,664
2004 and thereafter                                  3,206               10,805
                                                ----------           ----------
Total                                              194,076               50,053
Less amount representing interest                   (1,896)              (5,314)
                                                ----------           ----------
Total at present value                          $  192,180           $   44,739
                                                ==========           ==========

--------------------------------------------------------------------------------


     Obligations under capital leases and equipment financing arrangements are collateralized by the related assets. The Company leased total assets of approximately $48.1 million and $30.0 million at March 28, 1999 and March 29, 1998, respectively. Accumulated depreciation and amortization on these assets was approximately $34.8 million and $16.5 million at March 28, 1999 and March 29, 1998, respectively.

     In May 1995, the Company issued $201.3 million of 5.5% Convertible Subordinated Notes ("Notes"), due in 2002. The Company retired $15 million of the Notes in fiscal 1996. The Notes are subordinated to all existing and future senior debt and are convertible into shares of the Company's common stock at a rate of $28.625 per share. The Notes became redeemable at the option of the Company in June 1998 at 102.75% initially and thereafter at prices declining to 100% at maturity plus accrued interest. Each holder of the Notes has the right, subject to certain conditions and restrictions, to require the Company to offer to repurchase any Notes owned by such holder at specified prices plus accrued interest. Issuance costs of $4.6 million have been netted against the Notes balance in the consolidated balance sheet and are being amortized over the seven-year term of the Notes using the straight-line method which approximates the effective interest method. Interest on the Notes is payable semi-annually on June 1 and December 1. Based upon quoted market prices, the fair value of the outstanding Notes was approximately $129.7 million at March 28, 1999.

     The fair value of the mortgage payable, based on current rates and time to maturity, was $8.4 million at March 28, 1999.


Note 5

Commitments

The Company leases most of its administrative and some manufacturing facilities under operating lease agreements which expire at various dates through fiscal 2004.

     In fiscal 1995, the Company entered into a five-year $60 million (revised to $64 million in fiscal 1996) Tax Ownership Operating Lease transaction to lease the wafer fabrication facility in Hillsboro. This synthetic lease requires monthly payments which vary based on LIBOR plus 0.3% (5.2% at March 28, 1999). The aggregate minimum rent commitment under this lease is approximately $3.4 million per year at the current LIBOR rate plus 0.3%. This lease also provides the Company with the option of either acquiring the building at its original cost or arranging for the building to be acquired at the end of the lease term. The Company's obligations under the lease are secured by a trust deed on the building and collateralized by cash and/or investments (restricted securities) at 89.25% of the lessor's construction costs. Restricted securities collateralizing this lease totaled $57.1 million at both March 28, 1999 and March 29, 1998 and consist of Treasury bills and notes. In the event of a decline in asset value at lease termination, the Company could incur a liability to the lessor of up to 85% of the construction costs of the building, or $54.4 million, under the first-loss guarantee. In addition, the Company must maintain compliance with certain financial covenants. The Company is currently negotiating to extend this lease for a period of six years.

     As of March 28, 1999, the aggregate future minimum rent commitments under all operating leases, including the Hillsboro facility, were as follows (in thousands): $20,128 (2000), $15,338 (2001), $14,002 (2002), $9,333 (2003),
$3,478 (2004) and $948 (2005 and thereafter). Rent expense for the years ended March 28, 1999, March 29, 1998 and March 30, 1997 totaled approximately $20.0 million, $18.7 million and $13.5 million, respectively.

     As of March 28, 1999, one secured standby letter of credit was outstanding in the amount of $8.1 million. This letter of credit is required for international purchases and expires on June 1, 1999. The Company also has foreign exchange facilities used for hedging arrangements with several banks that allow the Company to enter into foreign exchange contracts of up to $85 million, of which $41.2 million was available at March 28, 1999.

     As  of  March  28,  1999,  the  Company  had  outstanding   commitments  of
approximately $21 million for equipment purchases.

Note 6

Litigation

A lawsuit filed by Lemelson Medical Education & Research Foundation, Limited Partnership ("plaintiff"), against the Company and twenty-five other corporate defendants was served upon the Company in November 1998. The lawsuit, which alleges that the defendants' manufacturing equipment infringes upon 16 patents issued to the plaintiff, is pending in the United States District Court for the District of Arizona, case number 98-1413. Plaintiff has also made similar allegations against the Company's recently acquired, wholly owned subsidiary, Quality Semiconductor, Inc. (QSI) and 87 other corporate defendants in a lawsuit filed in the U.S. District Court for the District of Arizona, case no. 99-CV-377, in February 1999. In the lawsuits, the plaintiff seeks an injunction and damages in an unspecified amount. Both lawsuits are in a preliminary stage. If successful, the lawsuits could have a material adverse effect on the Company's financial condition or results of operations.

     From time to time, the Company is subject to other legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks and other intellectual property rights. The Company is not currently aware of any other legal proceedings that the Company believes may have, individually or in the aggregate, a material adverse effect on the Company's financial condition or results of operations.

     During the normal course of business, the Company is notified of claims that it may be infringing on patents issued to other parties and is currently involved in license negotiations. Should the Company elect to enter into license agreements with other parties or should the other parties resort to litigation, the Company may be obligated in the future to make payments or to otherwise compensate these third parties, which could have an adverse effect on the Company's financial condition or results of operations.


Note 7

Stockholders' Equity

Stock-based compensation plans. At March 28, 1999, the Company had four stock-based compensation plans which are described below. The Company applies APB Opinion No. 25 and related Interpretations in accounting for these plans.

Stock option plans. Shares of common stock reserved for issuance under the Company's three stock option plans include 13,500,000 shares under the 1994 Employee Stock Option Plan, 4,500,000 shares under the 1997 Employee Stock Option Plan, and 108,000 shares under the 1994 Director Stock Option Plan. At March 28, 1999, a total of 5,222,000 options were available but unissued under these plans. Also outstanding and exerciseable at March 28, 1999 were options initially granted under previous stock option plans which have not been canceled or exercised.

     Under the plans, options are issued with an exercise price equal to the market price of the Company's common stock on the date of grant, and the maximum option term is 10 years. Plan participants typically receive an initial grant that vests in annual and/or monthly increments over four years. Thereafter, participants often receive a smaller annual grant which vests on the same basis as the initial grant. Prior to fiscal 1999, such annual grants vested four years from the date of grant.

     Following is a summary of the Company's stock option activity and related weighted average exercise prices for each category:

                                                     Fiscal 1999                   Fiscal 1998                    Fiscal 1997
(shares in thousands)                          Shares            Price        Shares           Price       Shares            Price
                                               -------------------------------------------------------------------------------------
Beginning options outstanding                   17,190         $    8.90      15,000         $    8.09      14,021         $    7.42
Granted                                         15,957              7.00       5,156             11.16       3,556             10.90
Exercised                                         (619)             4.08      (1,242)             6.31        (815)             3.49
Canceled                                       (14,114)            10.29      (1,724)            10.48      (1,762)            10.56
                                               -------         ---------     -------         ---------     -------         ---------
Ending options outstanding                      18,414         $    6.35      17,190         $    8.90      15,000         $    8.09
Ending options exerciseable                      4,049         $    3.91       7,564         $    6.40       6,335         $    5.16

------------------------------------------------------------------------------------------------------------------------------------

                                       41

Notes to Consolidated Financial Statements


     In July 1998, employees and officers holding options to purchase 12,411,340 shares of the Company's common stock were offered the opportunity to cancel options in exchange for grants of new options at an exercise price of $7.125, the fair market value of IDT stock on July 15, 1998. Under the terms of the program, 11,956,551 shares were exchanged and are reflected in the grant and cancellation activity for fiscal 1999. The reissued options expire in seven years and may not be exercised for a one-year period from the effective date.

     Under SFAS No. 123, the Company is required to estimate the fair value of each option on the date of grant. Option valuation models, such as the Black-Scholes model, were developed in order to value freely traded options under ideal market conditions. The Company's stock option awards differ significantly since they always have vesting restrictions and generally are not transferable. Models such as Black-Scholes also require highly subjective assumptions, including expected time until exercise and future stock price volatility. The calculated fair value of an option on the grant date is highly sensitive to changes in these subjective assumptions.

     The Company has applied the Black-Scholes model to estimate the grant-date fair value of stock option grants in fiscal 1999, 1998 and 1997, based upon the following weighted-average assumptions: expected volatility of 60.0% to 62.5%, expected time-to-exercise of 1.5 years from vest date, risk-free interest rates of 4.4% to 6.7% and a dividend yield of 0%. The weighted-average fair value per stock option granted in fiscal 1999, 1998 and 1997, as estimated in accordance with SFAS No. 123, was $3.21, $6.29 and $6.21, respectively.

     Following is summary  information about stock options  outstanding at March
28, 1999:

                                                                      Options Outstanding                 Options Exerciseable
                                                         --------------------------------------------  ----------------------------
                                                                       Weighted
                                                                       Average
                                                                       Remaining          Weighted                     Weighted
                                                            Number   Contractual Life      Average         Number       Average
(shares in thousands)     Range of Exercise Prices       Outstanding   (in years)      Exercise Price  Exerciseable  Exercise Price
                          ---------------------------------------------------------------------------------------------------------
                              $ 1.63 - $ 1.88               1,856         2.4              $ 1.83         1,856         $ 1.83
                                2.06 -   4.00                 733         3.6                3.24           728           3.24
                                4.13 -   6.00                 977         6.0                4.93           223           5.23
                                6.19 -   6.78                 866         5.1                6.25           585           6.21
                                7.06 -   7.13              13,557         6.3                7.11           402           7.12
                                8.00 -  32.75                 425         4.9               10.69           255           9.37

------------------------------------------------------------------------------------------------------------------------------------


Employee stock purchase plan. The Company is authorized to issue up to 7,000,000 shares of its common stock under its 1984 Employee Stock Purchase Plan (ESPP). All domestic employees are eligible to participate. The purchase price of the stock is 85% of the lower of the closing price at the beginning or at the end of each offering period (typically fiscal quarters). Following is a summary of activity under the Company's ESPP:


                                                  Fiscal      Fiscal      Fiscal
(shares in thousands)                              1999        1998        1997
                                                  ------------------------------
Number of shares issued                            1,133         470         560
Average issuance price                            $ 5.41      $ 9.81      $ 8.52
Number of shares available at year-end             1,401         584          54

--------------------------------------------------------------------------------


     Under SFAS No. 123, the Company must estimate the fair value of employees' ESPP purchase rights. Valuing the rights involves the use of option valuation models which are incapable of addressing transferability and vesting restrictions inherent in the ESPP rights. Estimating the value of these ESPP rights requires highly subjective assumptions about future events, such as stock price volatility, and the resulting estimates are sensitive to changes in these assumptions.

     The Company has estimated the fair value of ESPP rights using the Black-Scholes option valuation model with the following weighted-average assumptions: an expected life equal to the offering period (typically one fiscal quarter); expected volatility of 60.0% to 62.5%; risk-free interest rate of 4.6% to 5.4% and a dividend yield of 0%. The weighted-average fair value per ESPP right granted in fiscal 1999, 1998 and 1997, as estimated in accordance with SFAS No. 123, was $2.01, $4.09 and $3.84, respectively.

Pro forma net income (loss) and net income (loss) per share. Following are the pro forma amounts to which the Company's net income (loss) and income (loss) per share would have been reduced, had the Company recorded compensation costs based on the estimated grant-date fair value, as estimated in accordance with SFAS No. 123, of awards granted under its stock option and employee stock purchase plans. The pro forma amounts include compensation costs related only to fiscal 1999, 1998 and 1997 stock option grants and purchase rights only. In future years, the annual compensation expense will increase relative to the fair value of stock options and purchase rights granted in those future years.

(in thousands,                       Fiscal        Fiscal        Fiscal
except per share amounts)             1999          1998          1997
                                   -------------------------------------
Pro forma net loss                 $ (315,837)    $ (7,455)    $ (61,585)

Pro forma basic loss per share     $    (3.84)    $  (0.09)    $   (0.78)
Pro forma diluted loss per share        (3.84)       (0.09)        (0.78)

--------------------------------------------------------------------------------


Stockholder rights plan. In December 1998, the Board of Directors adopted a new stockholder rights plan designed to protect the long-term value of the Company for its stockholders during any future unsolicited acquisition attempt. The Company's former plan expired in December 1998. In connection with the new plan, the Board declared a dividend of one preferred share purchase right for each share of the Company's common stock outstanding on January 4, 1999 and further directed the issuance of one such right with respect to each share of the Company's common stock that is issued after January 4, 1999, except in specified circumstances. The rights will expire on December 21, 2008. The rights are initially attached to the Company's common stock and will not trade separately. If a person or a group (an "Acquiring Person") acquires 15% or more of the Company's common stock, or announces an intention to make a tender offer for the Company's common stock, the consummation of which would result in a person or group becoming an Acquiring Person, then the rights will be distributed. After distribution, each right may be exercised for one-hundredth of a share of a newly designated Series A Junior Participating Preferred Stock, par value of $0.001 per share, at a price of $45.00. The preferred stock has been structured so that the value of one-hundredth of a share of such preferred stock will approximate the value of one share of common stock.

Stock repurchase program. In September 1998, the Company's Board of Directors authorized the repurchase of up to ten million shares of IDT common stock. The Company repurchased 856,000 shares at an approximate aggregate cost of $4.6 million during the third quarter of fiscal 1999. The repurchases were recorded as treasury stock and resulted in a reduction of stockholders' equity. In November 1998, the Board of Directors terminated the authorization to repurchase shares. The shares acquired prior to the termination of the repurchase program are being reissued in conjunction with the Company's stock option and stock purchase plans. When treasury shares are reissued, the Company uses a first-in, first-out method and any excess of repurchase cost over reissuance price is recorded as a reduction of retained earnings.

     In the second quarter of fiscal 1999, the Company issued 571,731 shares of its common stock to settle a liability under an existing cross licensing arrangement. The settlement was valued at approximately $6.3 million and has been recorded as additional paid-in capital.


Note 8

Employee Benefits Plans

Under the Company's Profit Sharing Plan, all eligible employees receive profit sharing contributions of 7% of pre-tax earnings in cash, and an additional 1% of pre-tax earnings is divided equally among all domestic employees and contributed to the Company's 401(k) plan. The contributions for fiscal 1999, 1998 and 1997 for this plan, net of administrative expenses, were $0.3 million, $0.9 million and none, respectively.

Notes to Consolidated Financial Statements


     The Company pays an annual cash bonus to certain executive officers and other key employees based on the pre-tax earnings of the Company and the employee's individual performance. In fiscal 1998, the amount accrued under the bonus plan was 6% of operating income or $0.8 million. There was no performance bonus recorded for the years ended March 28, 1999 or March 30, 1997.


Note 9

Income Taxes

The components of income (loss) before provision (benefit) for income taxes were as follows:

                                   March 28,         March 29,        March 30,
(in thousands)                       1999              1998             1997
                                  ---------------------------------------------
United States                     $(254,347)        $  (7,010)        $ (75,138)
Foreign                                 814            18,464            12,974
                                  ---------         ---------         ---------
                                  $(253,533)        $  11,454         $ (62,164)
                                  =========         =========         =========

--------------------------------------------------------------------------------


     The provision (benefit) for income taxes consisted of the following:

                                         March 28,       March 29,     March 30,
(in thousands)                             1999           1998           1997
                                         --------------------------------------
Current:
United States                            $    206       $ (4,712)      $(15,262)
State                                        --             --              (13)
Foreign                                       721          2,516            606
                                         --------       --------       --------
                                              927         (2,196)       (14,669)
                                         --------       --------       --------

Deferred:
United States                              29,145          5,423         (9,357)
State                                        --             --            4,134
Foreign                                      --              (20)          --
                                         --------       --------       --------
                                           29,145          5,403         (5,223)
                                         --------       --------       --------
Provision (benefit) for income taxes     $ 30,072       $  3,207       $(19,892)
                                         ========       ========       ========

--------------------------------------------------------------------------------


     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of deferred tax assets and liabilities were as follows:

                                                      March 28,        March 29,
(in thousands)                                         1999              1998
                                                    ---------------------------
Deferred tax assets:
Deferred income on shipments to distributors        $  18,134         $  20,336
Non-deductible accruals and reserves                   27,968            25,991
Capitalized inventory and other expenses               10,625             4,197
Other                                                   2,590             3,164
Net operating loss & credit carryforwards              56,657            13,509
Impairment loss and restructuring reserves             77,841              --
                                                    ---------         ---------
Gross deferred tax assets                             193,815            67,197
                                                    ---------         ---------

Deferred tax liabilities:
Depreciation and amortization                         (39,993)          (23,087)
                                                    ---------         ---------
Valuation allowance                                  (153,822)          (14,945)
                                                    ---------         ---------
Net deferred tax assets                             $    --           $  29,165
                                                    =========         =========

--------------------------------------------------------------------------------


     As of March 28, 1999, the Company had established a full valuation allowance for its net deferred tax assets because of uncertainty of their realization. At March 29, 1998, the valuation allowance consisted primarily of state deferred tax assets.

     The provision (benefit) for income taxes differs from the amount computed by applying the U.S. statutory income tax rate of 35% to income before the provision (benefit) for income taxes as follows:

                                        March 28,       March 29,      March 30,
(in thousands)                             1999           1998          1997
                                        ----------------------------------------
Provision (benefit) at
  U.S. statutory rate                   $ (88,736)     $   4,009      $ (21,758)
Differences in U.S. and foreign taxes         547         (1,943)        (2,580)
General business credits                   (5,469)        (1,820)        (1,840)
Tax exempt interest                          --             --           (1,264)
State tax, net of federal benefit         (12,727)          --           (6,342)
Valuation allowance                       138,877           --           10,464
Net operating loss
  carryback limitation                       --            5,094           --
Other                                      (2,420)        (2,133)         3,428
                                        ---------      ---------      ---------
Provision (benefit) for
  income taxes                          $  30,072      $   3,207      $ (19,892)
                                        =========      =========      =========

--------------------------------------------------------------------------------

     The Company provided foreign income taxes with respect to its Malaysian manufacturing subsidiary for the first time in fiscal 1998. A recent Malaysian law change exempted this subsidiary from any income tax obligation for fiscal 1999. Under existing Malaysian law, the Company has certain available carried forward tax benefits and expects that these benefits will be available in future periods to reduce its local tax obligations below the 28% statutory rate.

     The Company's manufacturing subsidiary in the Philippines operates under a taxholiday which expires in September 2002.

     The Company's intention is to permanently reinvest a portion of its foreign subsidiary earnings, while it intends to remit as a dividend to its U.S. parent company, at some future date, the remainder of these earnings. Accordingly, U.S. taxes have not been provided on approximately $30.1 million of permanently reinvested foreign subsidiary earnings. U.S. taxes have been provided, pursuant to APB Opinion No. 23, on $33.3 million in foreign subsidiary earnings that are intended to be remitted as a dividend at some future date. Upon distribution of foreign subsidiary earnings in the form of dividends or otherwise, the Company will be subject to both U.S. income taxes and various foreign country withholding taxes.

     As of March 28, 1999, the Company had approximately $84 million of federal net operating loss carryforwards which expire in fiscal year 2019. In addition, the Company had approximately $15 million of federal research and development tax credit carryforwards, which expire in various years between fiscal years 2013 and 2019, and $2.4 million of federal alternative minimum tax credit carryforwards which can be used over an indefinite future period. The Company also had available approximately $14.5 million of state income tax credit carryforwards. Approximately $4.8 million of the state income tax credits expire in fiscal years 2005 through 2007; the remaining $9.7 million have no expiration date. No benefits for the net operating loss and tax credits carryforwards have been recognized in the financial statements.

     Examination by the IRS of the Company's income tax returns for the fiscal years 1995 and 1996 began in fiscal 1998. Management believes that the ultimate resolution of these examinations will not have any material adverse impact on the Company's financial condition or results of operations.


Note 10

Industry Segment, Foreign Operations and Significant Customers

The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," in fiscal 1999. SFAS No. 131 establishes standards for reporting on operating segments and related disclosures about products, geographic areas and major customers.

     The Company has three segments, Communications and High-Performance Logic, SRAMs and other and x86 microprocessors. The Communications and High-Performance Logic segment includes communications memories, networking devices, embedded RISC microprocessors and high-performance logic and clock management devices. The SRAMs and other segment consists mainly of high-speed SRAMs.

     The accounting policies for segment reporting are the same as for the Company as a whole (see Note 1). IDT evaluates segment performance on the basis of operating profit or loss, which excludes interest expense, interest and other income, and taxes. There are no intersegment revenues to be reported. IDT does not identify or allocate assets or depreciation by operating segment, nor does the chief operating decision maker (the CEO of the Company) evaluate groups on the basis of these criteria.

     IDT's segments offer different products. Products that fall under the three segments are manufactured using different levels of process technology. A significant portion of the wafers produced for the SRAMs and other and x86 microprocessors segments are fabricated at IDT's technologically advanced, eight-inch wafer production facility in Hillsboro. Most wafers for the Communications and High-Performance Logic segment are produced at IDT's older, six-inch facility located in Salinas.

     Products in the SRAMs and other segment have primarily commodity characteristics, including high unit sales volumes and lower gross margins. These commodity products are sold to a variety of customers in diverse industries. Products in the x86 microprocessors segment are sold mainly to customers in the computing market. Products in the Company's targeted x86 markets also tend to have commodity characteristics, including relatively low margins. Unit sales of products in the Communications and High-Performance Logic segment with the exception of logic devices, tend to be lower than those in the SRAMs and other segment, but generally have higher margins. Products in the Communications and High-Performance Logic segment are sold to communications oriented customers and consumers of high-performance logic.

     One national distributor represented 24%, 17% and 14% of net revenues for fiscal 1999, 1998 and 1997, respectively.

Notes to Consolidated Financial Statements


     The tables below provide information about the reportable segments for fiscal 1999, 1998 and 1997.

Segment revenues

                                                        Fiscal Year Ended
                                                 March 28,   March 29, March 30,
(In thousands)                                     1999       1998        1997
                                                 -------------------------------
Communications and
        High-Performance Logic                  $381,969    $400,993    $358,608
SRAMs and other                                  126,505     178,539     173,513
x86 microprocessors                               31,725       7,604       5,092
                                                 -------     -------     -------
Total revenues                                  $540,199    $587,136    $537,213
                                                ========    ========    ========

--------------------------------------------------------------------------------


Segment profit (loss)

        Fiscal Year Ended
                                             March 28,     March 29,   March 30,
(In thousands)                                1999          1998         1997
                                            -----------------------------------
Communications and
  High-Performance Logic                    $  92,238    $ 114,627    $  82,940
SRAMs and other                               (93,263)     (85,845)     (98,013)
x86 microprocessors                           (40,532)     (15,914)      (5,614)
Restructuring charges,
  asset impairment and other                 (204,244)        --        (45,223)
                                            ---------    ---------    ---------
Total operating income (loss)               $(245,801)   $  12,868    $ (65,910)
Interest expense                              (13,885)     (14,088)     (12,018)
Interest income and other, net                  6,153       12,674       15,764
                                            ---------    ---------    ---------
Income (loss) before income taxes           $(253,533)   $  11,454    $ (62,164)
                                            =========    =========    =========

--------------------------------------------------------------------------------


     The Company's significant operations outside of the United States include manufacturing facilities in Malaysia and the Philippines and sales subsidiaries in Japan, Asia-Pacific and throughout Europe. Revenues from unaffiliated customers by geographic area, based on the customers' shipment locations, were as follows:

                                                  Fiscal Year Ended
                                      March 28,        March 29,       March 30,
(In thousands)                          1999             1998             1997
                                      --------         --------         --------
United States                         $339,353         $358,373         $330,578
Europe                                 108,156          113,914           93,167
Japan                                   48,674           55,477           73,385
Asia-Pacific                            44,016           59,372           40,083
                                      --------         --------         --------
Total revenues                        $540,199         $587,136         $537,213
                                      ========         ========         ========

--------------------------------------------------------------------------------


     The Company's long-lived assets consist primarily of property, plant and equipment, which are summarized below by geographic area:

                                                       March 28,       March 29,
(In thousands)                                           1999             1998
                                                       -------------------------
United States                                          $196,969         $382,894
Malaysia                                                 43,550           53,364
Philippines                                              36,263           38,724
All other countries                                         666              458
                                                       --------         --------
Total property, plant and equipment, net               $277,448         $475,440
                                                       ========         ========

--------------------------------------------------------------------------------


Note 11

Related Party Transactions

The Company holds an equity interest of approximately 17% in Quantum Effect Design Inc. ("QED"). A stockholder and director of the Company also holds an equity interest of approximately 2% in QED. The Company's share of losses in QED was $1.1 million and $0.2 million in fiscal 1998 and 1997, respectively; these amounts are reported as interest income and other in the Consolidated Statements of Operations. The Company paid royalty expenses of $3.1 million, $3.2 million and $2.6 million to QED in fiscal 1999, 1998 and 1997 respectively.

     The Company holds an equity interest of approximately 34% (87% on an as converted basis) in Clear Logic, Inc., a corporation founded by a former IDT executive officer. The Company's share of losses in Clear Logic was $11.1 million, $4.9 million, and $1.4 million in fiscal 1999, 1998 and 1997, respectively; these amounts are reported as interest income and other in the Consolidated Statements of Operations. The Company increased its investment by $6.0 million and $12.1 million in fiscal 1999 and fiscal 1998, respectively. During fiscal 1999, the Company also extended a secured loan to Clear Logic in the amount of $3.0 million, of which $2.6 million was outstanding at the end of fiscal 1999.

     In fiscal 1997, the Company acquired, for $8.5 million, a facility previously leased from a stockholder and director. The Company completed the transaction by issuing 782,445 unregistered shares of the Company's common stock at $10.875 per share.

     During fiscal 1998, a director of IDT acted as an uncompensated agent on behalf of a subsidiary of the Company in acquiring parcels of land for future corporate development. As of March 28, 1999, the Company owed the director $11.5 million, representing the purchase price of the land.

Note 12

Derivative Financial Instruments

The Company has foreign subsidiaries which operate and sell or manufacture the Company's products in various global markets. As a result, the Company is exposed to changes in foreign currency exchange rates. The Company primarily utilizes forward exchange contracts to hedge against the short-term impact of foreign currency fluctuations on certain assets or liabilities denominated in foreign currencies. The total amount of these contracts is offset by the underlying assets or liabilities denominated in foreign currencies. The gains or losses on these contracts are included in income as the exchange rates change. Management believes that these forward contracts do not subject the Company to undue risk due to foreign exchange movements because gains and losses on these contracts are offset by gains and losses on the underlying asset and transactions being hedged. Forward exchange contracts related to firm purchase and sales commitments are considered identifiable hedges, and realized and unrealized gains and losses are deferred until settlement of the underlying commitments. At March 28, 1999 and March 29, 1998, deferred gains and losses were not material.

     Foreign exchange hedge positions, which include buy and sell positions generally with maturities of less than one year, were as follows:

                                           March 28,               March 29,
                                             1999                    1998
(In thousands                        -------------------     -------------------
of U.S. dollars)                       Buy         Sell        Buy        Sell
                                     -------     -------     -------     -------
Japanese Yen                         $ 8,675     $19,297     $   410     $ 8,320
British Pound Sterling                 1,133       2,433        --           280
Malaysian Ringgit                       --          --         4,120       2,056
Netherlands Guilder                   10,919       1,304       9,114        --
Other                                   --          --           129         718
                                     -------     -------     -------     -------
Total at settlement value            $20,727     $23,034     $13,773     $11,374
                                     -------     -------     -------     -------
Total at fair value                  $20,059     $22,716     $13,361     $11,232
                                     =======     =======     =======     =======

--------------------------------------------------------------------------------


     The Company is exposed to credit-related losses if counterparties to financial instruments fail to perform their obligations. However, the Company does not expect any counterparties, which presently have high credit ratings, to fail to meet their obligations. The Company controls credit risk through credit approvals, limits and monitoring procedures including the use of high-credit quality counterparties.


Note 13

Subsequent Events

QSI  merger.   In  May  1999,  IDT   consummated   the  acquisition  of  Quality
Semiconductor, Inc. ("QSI"). QSI had been engaged in the design, development and marketing of high-performance logic and networking semiconductor products.

     To effect the merger, IDT issued approximately 5,214,000 shares of its common stock in exchange for all of the outstanding common stock of QSI and granted options to purchase approximately 1,509,000 shares of IDT common stock in exchange for all of the outstanding options to purchase QSI stock. The merger is being accounted for as a pooling of interests.

     As of the end of March 1999, IDT and QSI had incurred and expensed approximately $1.0 million and $0.8 million of merger related costs, consisting primarily of fees for attorneys, accountants, financial printing and other related expenses. IDT estimates that it will incur additional direct transaction costs of approximately $4.2 million, consisting primarily of severance costs, including change-in-control payments. Also, the combined entity expects to incur certain costs, which may be material but which cannot be reasonably estimated at the current time, to integrate IDT and QSI. Such actions might include elimination of duplicate facilities and operations; integration of internal and customer related activities; and cancellation and continuation of contractual obligations.

The  following  unaudited  pro forma  condensed  data  summarizes  the  combined operating  results of the Company  and QSI as if the merger had  occurred at the beginning of the periods presented:
                                                                Fiscal Year Ended
                                                 --------------------------------------------------
                                                 March 28, 1999    March 29, 1998    March 30, 1997
(In thousands except per share amounts)          --------------------------------------------------
Revenues                                           $ 601,017         $ 649,827         $ 581,901

Net income (loss)                                   (298,939)            8,457           (43,582)

Net income (loss) per basic common share           $   (3.42)        $    0.10         $   (0.53)

Net income (loss) per diluted common share         $   (3.42)        $    0.10         $   (0.53)


Because the fiscal year ends of the two companies differ, the statements of operations data for QSI have been recast for pro forma purposes as shown below:

               IDT                                       QSI
  --------------------------------       ------------------------------------
  Fiscal year ended March 28, 1999       Fiscal year ended September 30, 1998
  Fiscal year ended March 29, 1998       Fiscal year ended September 30, 1997
  Fiscal year ended March 30, 1997       Fiscal year ended September 30, 1996

Unaudited pro forma net income (loss) per share is based on reported, historical average shares outstanding for the two companies, adjusted for the exchange ratio.

Sale of facility. On May 7, 1999, IDT completed the sale of its San Jose fabrication facility. The facility had been closed during fiscal 1999 in connection with the Company's restructuring efforts (see Note 3).


SUPPLEMENTARY FINANCIAL INFORMATION (UNAUDITED)
QUARTERLY RESULTS OF OPERATIONS
 (in thousands, except per share data)

                                              Fiscal Year Ended March 28, 1999
                                     ----------------------------------------------------
                                        First        Second       Third        Fourth
                                       Quarter      Quarter      Quarter      Quarter
                                     ----------------------------------------------------
Revenues                             $ 134,487    $ 130,635    $ 135,690    $ 139,387
Restructuring charges, asset
   impairment and other                 28,916      178,328         --         (3,000)
Gross profit                            12,373     (137,676)      53,598       63,236
Net income                             (49,956)    (237,085)      (4,578)       8,014
Basic earnings per share:
   Net income                            (0.61)       (2.88)       (0.06)        0.10
Diluted earnings per share:
   Net income                            (0.61)       (2.88)       (0.06)        0.10



                                              Fiscal Year Ended March 29, 1998
                                    ----------------------------------------------------
                                        First        Second       Third        Fourth
                                       Quarter      Quarter      Quarter      Quarter
                                     ----------------------------------------------------

Revenues                              $ 148,873    $ 143,807    $ 144,235    $ 150,221
Gross profit                             56,336       55,164       55,042       56,303
Net income                                1,891        2,601        2,381        1,374
Basic earnings per share:
   Net income                              0.02         0.03         0.03         0.02
Diluted earnings per share:
   Net income                              0.02         0.03         0.03         0.02


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE



Not applicable.

PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item with respect to the Company's Directors is incorporated herein by reference from the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended March 28, 1999, and the information required by this item with respect to the Company's executive officers is incorporated herein by reference from the section entitled "Executive Officers of the Registrant" in Part I, Item 4A of this Report.

The information concerning compliance with Section 16 of the Securities Exchange Act of 1934 is incorporated herein by reference from the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders.



ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference from the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders.



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated herein by reference from the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference from the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders.

PART IV



ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

 (a) 1.    Financial Statements

           The financial statements (including the notes thereto) listed in the Index to Consolidated Financial Statements and Financial Statement Schedule (set forth in Item 8 of Part II of this Form 10-K) are filed as part of this Annual Report on Form 10-K


 (a) 2.    Financial Statement Schedules

           The financial statement schedule listed in the Index to Consolidated Financial Statements and Financial Statement Schedule (set forth in
           Item 8 of Part II of this Form 10-K) is filed as part of this Annual Report on Form 10-K.


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

2.3* Agreement and Plan of Merger, dated as of November 1, 1998, by and among the Company, Penguin Acquisition, Inc. and Quality Semiconductor, Inc. (previously filed as Exhibit 2.03 to the Registration Statement on Form S-4 filed on March 24, 1999).

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

3.4* Certificate of Designations specifying the terms of the Series A Junior Participating Preferred Stock of IDT, as filed with the Secretary of State of Delaware (previously filed as Exhibit 3.6 to the Registration Statement on Form 8-A filed December 23, 1998).

3.5* Bylaws of the Company, as amended and restated effective December 21, 1998 (previously filed as Exhibit 3.2 to the Quarterly Report on Form 10-Q for the Fiscal Quarter Ended December 27, 1998).

4.1* Rights Agreement dated December 21, 1998 between IDT and BankBoston, N.A., as Rights Agent (previously filed as Exhibit 4.1 to the Registration Statement on Form 8-A filed December 23, 1998).

4.2* Form of Indenture between the Company and The First National Bank of Boston, as Trustee, including Form of Notes (previously filed as Exhibit 4.6 to the Registration Statement on Form S-3 (File number 33-59443).

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

10.4* Amended and Restated 1984 Employee Stock Purchase Plan, as amended through August 27, 1998 (previously filed as Exhibit 4.10 to the Registration Statement on Form S-8 (File Number 333-64279) filed on September 25, 1998).**

10.5* 1994 Stock Option Plan, as amended through April 25, 1996 (previously filed as Exhibit 4.5 to the Registration Statement on Form S-8 (File Number 333-36601) filed on September 26, 1997).**

10.6* 1994 Directors Stock Option Plan and related documents (previously filed as Exhibit 10.18 to the Quarterly Report on Form 10-Q for the Fiscal Quarter Ended October 2, 1994).**

10.7* Form of Indemnification Agreement between the Company and its directors and officers (previously filed as Exhibit 10.68 to Annual Report on Form 10-K for the Fiscal Year Ended April 2, 1989).**

10.8     Technology License Agreement between IDT and MIPS Technologies, Inc.***

10.9* Patent License Agreement between the Company and American Telephone and Telegraph Company ("AT&T") dated May 1, 1992 (previously filed as
         Exhibit 19.1 to Quarterly Report on Form 10-Q for the Quarter Ended June 28, 1992) (Confidential Treatment Granted).

10.10* Domestic Distributor Agreement between the Company and Wyle Laboratories, Inc. Electronic Marketing Group dated as of April 15, 1994 (previously filed as Exhibit 10.15 to the Quarterly Report on Form 10-Q for the Fiscal Quarter Ended October 2, 1994).

10.11* Master Distributor Agreement dated August 26, 1985 between the Company and Hamilton/Avnet Electronics, Division of Avnet, Inc. (previously filed as Exhibit 10.54 to the Registration Statement on Form S-1 (File Number 33-3189))

10.12* Sublease of the Land and Lease of the Improvement by and between Sumitomo Bank Leasing and Finance, Inc. and the Company dated January 27, 1995 and related agreements thereto (previously filed as Exhibit
         10.21 to the Annual Report on Form 10-K for the Fiscal Year Ended April 2, 1995).

10.13* 1995 Executive Performance Plan (previously filed as Exhibit 10.22 to the Quarterly Report on Form 10-Q for the Fiscal Quarter Ended October 1, 1995).**

10.14* Letter amending Patent License Agreement between the Company and AT&T dated December 4, 1995 (previously filed as Exhibit 10.23 to the Annual Report on Form 10-K for the Fiscal Year Ended March 31, 1996) (Confidential Treatment Granted).

10.15* Lease dated July 1995 between Integrated Device Technology, Inc. and American National Insurance Company relating to 3250 Olcott Street, Santa Clara, California (previously filed as Exhibit 10.25 to the Annual Report for the Fiscal Year Ended March 31, 1996).

10.16* Registration Rights Agreement dated as of October 1, 1996 among the Company, Carl E. Berg and Mary Ann Berg (previously filed as Exhibit
         10.1 to the Quarterly Report on Form 10-Q for the Fiscal Quarter Ended December 29, 1996).

10.17* 1997 Stock Option Plan, as amended through April 21, 1998 (previously filed as Exhibit 4.9 to the Registration Statement on Form S-8 (file no. 333-64279) filed on September 25, 1998).

10.18* Custom Sales Agreement between the Company and International Business Machines Corporation effective January 19, 1998. (previously filed as
         Exhibit 10.25 to the Annual Report on Form 10-K for the Fiscal Year Ended March 29, 1998) (Confidential Treatment Granted for portions of the agreement).

10.19*   Employment  Contract between IDT and Glenn Henry  (previously  filed as
         Exhibit 10.1 to the Quarterly Report on Form 10-Q for the Fiscal Quarter Ended December 27, 1998).**

10.20* Purchase and Sale Agreement and Joint Escrow Instructions between IDT and Cadence Design Systems, Inc., dated December 15, 1998 (previously filed as Exhibit 10.27 to the Registration Statement on Form S-4 as filed on March 24, 1999).

10.21* Lease between IDT and James S. Lindsey dated March 3, 1999 (previously filed as Exhibit 10.28 to the Registration Statement on Form S-4 as filed on March 24, 1999).

21.1     Subsidiaries of the Company.

23.1     Consent of PricewaterhouseCoopers LLP.

27.1     Financial Data Schedule.



* These exhibits were previously filed with the Commission as indicated and are incorporated herein by reference.

**   These  exhibits  are  management   contracts  or   compensatory   plans  or
arrangements required to be filed pursuant to Item 14 (c) of Form 10-K.

*** Confidential treatment has been requested for certain portions of this document pursuant to an application for confidential treatment sent to the Securities and Exchange Commission. Such portions have been redacted and marked with a triple asterisk. The non-redacted version of this document has been sent to the Securities and Exchange Commission.


(b) Reports on Form 8-K

    Not applicable.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



INTEGRATED DEVICE TECHNOLOGY, INC.
Registrant

June 24, 1999                       By: /s/  Leonard C. Perham
                                        ----------------------
                                    Chief Executive Officer




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Signature                           Title                                               Date

/s/   D. John Carey                 Chairman of the Board                               June 24, 1999
--------------------------------

/s/  Leonard C. Perham              Chief Executive Officer and Director                June 24, 1999
---------------------------------   (Principal Executive Officer)

/s/   Alan F. Krock                 Vice President, Chief Financial Officer             June 24, 1999
---------------------------------   (Principal Financial and Accounting Officer)

/s/   Carl E. Berg                  Director                                            June 24, 1999
---------------------------------

/s/   John C. Bolger                Director                                            June 24, 1999
---------------------------------

/s/  Federico Faggin                Director                                            June 24, 1999
---------------------------------

SCHEDULE II

                       INTEGRATED DEVICE TECHNOLOGY, INC.
                        VALUATION AND QUALIFYING ACCOUNTS

                                        Balance at         Additions       Charged to     Deductions      Balance at
                                        Beginning          Charged to        other           and            End of
                                        of Period          Cost and       accounts (1)    Write-offs        Period
                                                           Expenses
(in thousands)

Allowance for returns and doubtful
accounts

Year ended March 30, 1997                  $4,580            $ 2,464           $  --        $  307          $ 7,351

Year ended March 29, 1998                   7,351              3,849              --           (90)          11,110

Year ended March 28, 1999                  11,110                383         (2,796)          (581)           8,116

(1) In fiscal 1999, the Company reclassified its international distributor reserve from accounts receivable to deferred revenue, consistent with its practice for domestic distributor sales.