Form 10-K/A
period 1999-03-28
INTEGRATED DEVICE TECHNOLOGY INC
filed 1999-07-26
CIK 703361

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------
                                   Form 10-K/A
                                (Amendment No. 1)

                                   (Check One)

          X        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
         ---     THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                    For the fiscal year ended March 28, 1999
                                       OR

         ---     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                (NO FEE REQUIRED)

                         Commission File Number: 0-12695

                       INTEGRATED DEVICE TECHNOLOGY, INC.
             (exact name of registrant as specified in its charter)

               Delaware                                         94-2669985
    (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                         Identification No.)

           2975 Stender Way,                                      95054
        Santa Clara, California                                 (Zip Code)
(Address of principal executive offices)

     Registrant's telephone number, including area code: (408) 727-6116

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value
                  5.5% Convertible Subordinated Notes due 2002
                         Preferred Stock Purchase Rights
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes X    No
                                      ---   --

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   X
                              ---

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was approximately $667,085,000 as of May 21, 1999 based upon the closing sale price of $8.438 per share on the Nasdaq National Market for that date. Shares of Common Stock held by each executive and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 88,331,600 shares of the Registrant's Common Stock issued and outstanding as of May 21, 1999.
================================================================================

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The names of the directors of the Company, and certain information about them, as of July 15, 1999 are set forth below:

Name                                 Age   Principal Occupation   Director Since
----                                 ---   --------------------   --------------

Class I Directors -- Term expiring
at the 2000 Annual Meeting:

Leonard C. Perham                     56   Chief Executive Officer      1986
                                           of the Company

Jerry G. Taylor                       50   President of the Company     1999

Class II Directors -- Term expiring
at the 2001 Annual Meeting:

Federico Faggin(1)(2)                 57   Chairman of the Board
                                           of Directors of
                                           Synaptics, Inc.              1992

John C. Bolger(1)(2)                  52   Private investor             1993

Class III Directors -- Term expiring
at the 1999 Annual Meeting:

D. John Carey(2)                      63   Chairman of the
                                           Board of Directors
                                           of the Company               1980

Carl E. Berg                          62   Partner, Berg & Berg         1982
                                           Industrial Developers
---------------

(1)  Member of the Compensation and Stock Option Committee.
(2)  Member of the Audit Committee.

         Mr. Perham joined the Company in 1983 as Vice President and General Manager, SRAM Division. In 1986 Mr. Perham was appointed President and Chief Operating Officer and a director of the Company. In 1991 Mr. Perham was elected Chief Executive Officer. In July 1999, Mr. Perham resigned from his position as President. Prior to joining the Company, Mr. Perham held executive positions at Optical Information Systems Incorporated and Zilog Inc.

         Mr. Taylor has been President of the Company since July 1999. Mr. Taylor joined the Company as Vice President, Manufacturing and Memory Products in June 1996, and served as Executive Vice President from January 1998 to July 1999. Prior to joining the Company, Mr. Taylor held engineering and executive management positions at Mostek, Fairchild Semiconductor, Benchmarq Microelectronics, Plano ISD and Lattice Semiconductor. Mr. Taylor was with Benchmarq Microelectronics from 1989 to 1992, with Plano ISD from 1993 to 1995 and with Lattice Semiconductor from April 1995 to June 1996.

         Mr. Faggin has been a director of the Company since 1992. Mr. Faggin is Chairman of the Board of Directors of Synaptics, Inc., a computer peripherals and software company, and since 1986 he has held various positions with Synaptics, including President, Chief Executive Officer and director. He is a director of Aptix, Inc., BOPS, Inc., Foveon, Inc. and Globespan, Inc.

         Mr. Bolger has been a director of the Company since January 1993. For the past five years, Mr. Bolger has been a private investor and is a retired Vice President of Finance and Administration of Cisco Systems, Inc. Mr. Bolger is a director of Integrated Systems Inc., Mission West Properties, Inc., Sanmina Corporation and TCSI Corporation.

         Mr. Carey was elected to the Board of Directors in 1980 and has been Chairman of the Board since 1982. He served as Chief Executive Officer of the Company from 1982 until his resignation in April 1991 and was

President of the Company from 1982 until 1986. Mr. Carey was a founder of Advanced Micro Devices in 1969 and was an executive officer there until 1978.

         Mr. Berg has been a director of the Company since 1982. Mr. Berg has been a partner of Berg & Berg Developers, a real estate development partnership, since 1979. He is a director of Mission West Properties, Inc., Systems Research, Valence Technology and Videonics.

The information required by this item with respect to the Company's executive officers is incorporated herein by reference from the section entitled "Executive Officers of the Registrant" in Part I, Item 4A of this Report.

                Compliance With Section 16(a) Of The Exchange Act

         Section 16 of the Securities Exchange Act of 1934, as amended, requires the Company's directors and officers, and persons who own more than 10% of the Company's Common Stock to file initial reports of ownership and reports of changes in ownership with the SEC and the Nasdaq National Market. Such persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms that they file.

         Based solely on the Company's review of the copies of such forms furnished to it and written representations from the executive officers and directors, the Company believes that all Section 16(a) filing requirements were met.

ITEM 11.  EXECUTIVE COMPENSATION

         The following table shows certain information concerning the compensation of the Company's Chief Executive Officer and each of the Company's four most highly compensated executive officers other than the Chief Executive Officer of the Company who were serving as executive officers at the end of fiscal 1999 for services rendered in all capacities to the Company for the fiscal years ended 1999, 1998 and 1997 (together, the "Named Executive Officers"). This information includes the dollar values of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred. The Company does not grant stock appreciation rights and has no long-term compensation benefits other than stock options.

                           Summary Compensation Table




                                           Annual Compensation
                           -----------------------------------------------------

Name and                   Fiscal                                Other Annual
Principal Position          Year    Salary($)    Bonus($)(1)  Compensation($)(2)
-------------------------  ------- ------------ ------------- -----------------


Leonard C. Perham.....      1999    $334,248    $   1,181        $     --
Chief Executive Officer     1998     339,393        1,506              --
                            1997     351,848           --              --


Glenn Henry...........      1999     300,000       57,446              --
Senior Vice President       1998     211,539      223,333              --
                            1997     200,000      109,000              --


Jerry G. Taylor(5)....      1999     268,524          762           6,440
President                   1998     211,409       50,906          45,571
                            1997     131,539      150,000          23,275


Chuen-Der Lien........      1999     217,260       19,601              --
Vice President, Chief       1998     213,860       23,920              --
Technical Officer           1997     191,557      407,224              --


David G. Cote(6)......      1999     190,523       15,538          15,000
Vice President,             1998     165,622       20,000              --
Marketing                   1997          --           --              --



                                               Long-Term
                                              Compensation
                                                 Awards
                                            ---------------
                                                 Shares
Name and                      Underlying        All Other
Principal Position            Options(#)    Compensation($)(3)
-------------------------   --------------- ------------------


Leonard C. Perham.....      700,000 (4)           $2,029
Chief Executive Officer     300,000                   35
                            120,000                   --


Glenn Henry...........      425,000 (4)               --
Senior Vice President       116,875                   --
                             28,125                   --


Jerry G. Taylor(5)....      370,000 (4)               29
President                    90,000                   35
                            150,000                   --


Chuen-Der Lien........      231,543 (4)               29
Vice President, Chief        30,000                4,000
Technical Officer            30,000                   --


David G. Cote(6)......      140,600 (4)               24
Vice President,             120,000                   --
Marketing                        --                   --

---------------

(1) Amounts listed in this column for fiscal 1999, 1998 and 1997 include cash paid under the Company's Profit Sharing Plan, as follows: Mr. Perham, $1,181, $1,506 and $0; Mr. Henry, $0, $0 and $0; Mr. Taylor, $762, $906
       and $0; Mr. Lien, $768, $920 and $12,374; and Mr. Cote, $538, $0 and $0.
       All remaining amounts in this column represent performance bonuses.

(2) The amounts reflected for Mr. Taylor represents a housing relocation allowance. The amount reflected for Mr. Cote represents commissions.

(3) Amounts listed in this column represent the Company's contributions to individual 401(k) accounts of the Named Executive Officers, as well as tenure bonuses of $2,000 for Mr. Perham and $4,000 for Mr. Lien.

(4) Includes options for Common Stock granted prior to fiscal 1999 and repriced in fiscal 1999 as follows: Mr. Perham, 700,000 shares; Mr. Henry, 395,000 shares; Mr. Taylor, 210,000 shares; Mr. Lien, 156,000 shares; and Mr. Cote, 120,000 shares.

(5) In July 1999, Mr. Perham resigned as President of the Company and Mr. Taylor was appointed President.

(6)    Mr. Cote joined the Company in April 1997.

         The following table contains information concerning the grant of stock options under the Company's 1994 Option Plan to the Named Executive Officers during fiscal 1999. In addition, there are shown the hypothetical gains or "option spreads" that would exist for the respective options based on assumed rates of annual compound stock appreciation of 5% and 10% from the date of grant over the full option term. Actual gains, if any, on option exercises are dependent on the future performance of the Company's Common Stock. The hypothetical gains shown in this table are not intended to forecast possible future appreciation, if any, of the stock price.

                          Option Grants in Fiscal 1999


                                Individual Grants
--------------------------------------------------------------------------------
                            Number of     % of Total
                              Shares       Options
                            Underlying    Granted to      Exercise
                             Options      Employees        Price      Expiration
Name                        Granted(2)  in Fiscal 1999  ($/Share)(3)     Date
--------------------       -----------   ------------   ------------   ---------



Leonard C. Perham.....      700,000(4)       4.3%          $7.1250      7/14/05

Glenn Henry...........      395,000(4)       2.4            7.1250      7/14/05
                             30,000          0.2            7.0625      3/23/06

Jerry G. Taylor.......       30,000          0.2            7.0625      6/24/05
                            210,000(4)       1.3            7.1250      7/14/05
                             80,000          0.5            4.3125      9/04/05
                             50,000          0.3            4.3125      9/04/05

Chuen-Der Lien........          543          0.0            7.0625      5/15/05
                            156,000(4)       1.0            7.1250      7/14/05
                             30,000          0.2            7.0625      8/10/05
                             45,000          0.3            4.3125      8/14/05

David G. Cote.........          600          0.0            7.0625      5/15/05
                            120,000(4)       0.7            7.1250      7/14/05
                             20,000          0.1            7.0625      4/14/06


                            Potential Realizable Value
                              At Assumed Annual Rates
                            of Stock Price Appreciation
                                 for Option Term(1)
                            ---------------------------
Name                            5%               10%
--------------------        ----------       ----------

Leonard C. Perham.....      $2,029,475       $4,729,189


Glenn Henry...........       1,145,204        2,668,614
                                97,666          232,444

Jerry G. Taylor.......          86,613          201,981
                               608,843        1,418,757
                               139,736          325,379
                                87,335          203,362

Chuen-Der Lien........           1,539            3,578
                               452,283        1,053,934
                                88,494          207,091
                                77,837          180,964

David G. Cote.........           1,700            3,954
                               347,910          810,718
                                65,718          156,669

------------------

(1) In accordance with Securities and Exchange Commission (the "SEC") rules, these columns show gains that might exist for the respective options over the term of each option. This valuation model is hypothetical. If the stock price does not increase over the exercise price, compensation to the Named Executive Officer would be zero.

(2) Except as otherwise noted, the options shown in the table are non-qualified stock options that vest in 12 equal monthly increments beginning approximately three years after the date of grant. The terms of the 1994 Option Plan provide that these options may become exercisable in full in the event of a change in control (as defined in the 1994 Option
       Plan).

(3) All stock options are granted at the fair market value on the date of grant. The exercise price and tax withholding obligations related to exercise may be paid by delivery of shares already owned and tax withholding obligations related to exercise may be paid by offset of the underlying shares, subject to certain conditions.

(4) Represents options granted prior to fiscal 1999 and repriced in fiscal 1999. These options continue to vest based on the vesting schedule of the replaced options.

         The following table shows the number of shares of Common Stock acquired by each of the Named Executive Officers upon the exercise of stock options during fiscal 1999, the net value realized upon exercise, the number of shares of Common Stock represented by outstanding stock options held by each of the Named Executive Officers as of March 28, 1999 and the value of such options based on the closing price of the Company's Common Stock at fiscal year-end ($6.1875).

  Aggregated Option Exercises in Fiscal 1999 and Fiscal Year-End Option Values

                                                         Number of Shares
                                                      Underlying Unexercised
                                                         Options at Fiscal
                                                           Year End (#)(1)
                                                    ----------------------------
                             Shares
                           Acquired on   Valued
Name                      Exercise (#)  Realized    Exercisable    Unexercisable
----                      ------------  --------    -----------    -------------

Leonard C. Perham.......    100,000      $531,562    909,807         490,000

Glenn Henry.............         --            --    250,000         175,000

Jerry G. Taylor.........         --            --     82,500         287,500

Chuen-Der Lien..........         --            --    161,333         152,210

David G. Cote...........         --            --     47,916          92,684



                            Value of Unexercised
                            In-the-Money Options
                           at Fiscal Year-End ($)(2)
                          ----------------------------


Name                      Exercisable    Unexercisable
----                      -----------    -------------

Leonard C. Perham.......  $1,818,543     $         --

Glenn Henry.............          --               --

Jerry G. Taylor.........          --          243,750

Chuen-Der Lien..........     208,625           84,375

David G. Cote...........          --               --

--------------------

(1) "Value Realized" represents the fair market value of the shares underlying the options on the date of exercise less the aggregate exercise price.

(2) These values, unlike the amounts set forth in the column entitled "Value Realized," have not been, and may never be, realized, and are based on the positive spread between the respective exercise prices of outstanding options and the closing price of the Company's Common Stock on March 26, 1999, the last day of trading for fiscal 1999.

                               Employment Contract

         On January 25, 1999, the Company entered into an employment agreement with Glenn Henry, who is an executive officer and a Senior Vice President of the Company, as well as President of Centaur Technology, Inc. ("Centaur"), a wholly-owned subsidiary of the Company. Pursuant to the Agreement, Mr. Henry serves at the will of the Company's Board of Directors. Mr. Henry is employed until December 31, 2004, although the Company may terminate his employment at any time prior to that date under certain circumstances or by paying $200,000 severance.

                      Compensation Committee Interlocks And
                 Insider Participation In Compensation Decisions

         The Company has a Compensation and Stock Option Committee of the Board of Directors, comprised of John C. Bolger and Federico Faggin, both of whom are outside directors. This Committee makes decisions regarding option grants to employees including executive officers. No interlocking relationship exists between the Board or the Compensation and Stock Option Committee and the board of directors or compensation committee of any other company, nor did any such interlocking relationship exist during fiscal 1999.

                              Director Compensation

         Members of the Board of Directors who are not also officers or employees of the Company are paid an annual retainer in the amount of $10,000 per fiscal year, $2,500 per quarterly board meeting attended (except telephone meetings), $1,000 per additional board meeting attended (except telephone meetings) and $500 per committee meeting attended if not conducted on the same day as a Board meeting.

         Each nonemployee Director is granted an option to purchase 16,000 shares of the Company's Common Stock on the date of such Nonemployee Director's first election or appointment to the Board. In addition, the Nonemployee Director who chairs the Audit Committee of the Board of Directors is granted an option to purchase

4,000 shares of the Company's Common Stock on the date of such Nonemployee Director's first election or appointment as Chair of the Audit Committee. These options have a term of seven years and become exercisable as to 25% of the shares subject to such options on the first anniversary of the date of grant, and then as to 1/36 of the shares each month thereafter.

         Annually thereafter, each nonemployee Director is granted an option to purchase 4,000 shares of the Company's Common Stock and an additional 1,000 shares of the Company's Common Stock if the optionee is also Chair of the Audit Committee. The annual grant is made each year on the date of the Company's annual meeting of stockholders. These options have a term of seven years and become exercisable as to 25% of the shares subject to such options on the first anniversary of the date of grant, and then as to 1/36 of the shares each month thereafter.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information, as of July 1, 1999, with respect to the beneficial ownership of the Company's Common Stock by: (a) each stockholder known by the Company to be the beneficial owner of more than five percent of the Company's Common Stock; (b) each director; (c) each Named Executive Officer (as defined above); and (d) all current officers and directors as a group.

                                       SECURITY OWNERSHIP


                                                     Shares        Percentage of
                                                  Beneficially       Beneficial
Name and Address of Beneficial Owner              Owned(1)(2)        Ownership
------------------------------------              ------------     -------------
5% Stockholders

Merrill Lynch & Co., Inc.(3)..................     5,785,345             6.5%

Non-Employee Directors

Carl E. Berg(4)...............................     4,338,031             4.9
D. John Carey(5)..............................     1,157,266             1.3
Federico Faggin(6)............................        92,000              *
John C. Bolger(7).............................        20,000              *

Named Executive Officers

Leonard C. Perham(8)..........................     1,085,493             1.2
Glenn Henry(9)................................       270,706              *
Jerry G. Taylor(10)...........................       123,750              *
Chuen-Der Lien(11)............................       208,571              *
David G. Cote(12).............................        63,841              *

All current Executive Officers
and Directors as a Group (14 persons)(13).....     7,665,050             8.4

----------------------

*      Less than 1%.

(1) Unless otherwise indicated below, the Company believes that the persons named in the table have sole voting and sole investment power with respect to all shares of Common Stock shown in the table to be beneficially owned by them, subject to community property laws where applicable. Unless otherwise indicated below, the address of the named beneficial owner is that of the Company.

(2) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days upon the exercise of options. Each stockholder's percentage ownership is determined by assuming that options that are held by such person (but not those held by any other person) and that are exercisable within 60 days of July 1, 1999, have been exercised.

(3) Represents shares held by this stockholder reported as being beneficially owned as of February 4, 1999. Information in respect of the beneficial ownership of Merrill Lynch & Co., Inc. ("ML&Co.") has been derived from Amendment No. 2 to its Schedule 13G dated February 4, 1999, filed on its behalf and on behalf of Merrill Lynch Asset Management, L.P. d/b/a Merrill Lynch Asset Management ("MLAM") and Fund Asset Management, L.P. d/b/a Fund Asset Management

       ("FAM") with the Securities and Exchange Commission (the "Commission"). Based on such Amendment No. 2 to Schedule 13G, ML&Co. is a parent holding company, and MLAM and FAM are registered investment advisers, which have an interest that relates to greater than 5% of the Common Stock of the Company. The address of ML&Co. is World Financial Center, North Tower, 250 Vesey Street, New York, NY 10281.

(4) Represents 2,457,131 shares held of record by Mr. Berg, 1,849,900 shares held of record by West Coast Venture Capital, L.P., of which Mr. Berg is a general partner, 25,000 shares held of record by Mr. Berg's spouse and 56,000 shares subject to options exercisable within 60 days of July 1, 1999.

(5) Represents 842,274 shares held of record by Mr. Carey, 7,278 shares held of record by Mr. Carey's 401(k) plan account, 5,690 shares held of record by Mr. Carey's daughter and 302,024 shares subject to options exercisable within 60 days of July 1, 1999.

(6) Includes 68,000 shares subject to options exercisable within 60 days of July 1, 1999.

(7) Represents 20,000 shares subject to options exercisable within 60 days of July 1, 1999.

(8) Represents 117,400 shares beneficially owned by Mr. Perham, 8,286 shares held of record by Mr. Perham's 401(k) plan account and 959,807 shares subject to options exercisable within 60 days of July 1, 1999.

(9) Represents 5,082 shares beneficially owned by Mr. Henry and 265,624 shares subject to options exercisable within 60 days of July 1, 1999.

(10) Represents 123,750 shares subject to options exercisable within 60 days of July 1, 1999.

(11) Represents 20,388 shares beneficially owned by Mr. Lien, 2,140 shares held of record by Mr. Lien's 401(k) plan account and 186,043 shares subject to options exercisable within 60 days of July 1, 1999.

(12) Represents 4,908 shares beneficially owned by Mr. Cote and 58,933 shares subject to options exercisable within 60 days of July 1, 1999.

(13) Includes the shares described in notes 4-12, and an additional 17,052 shares and 238,340 shares subject to options exercisable within 60 days of July 1, 1999 held by executive officers not listed in the table.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During fiscal 1998, Carl Berg, a director of the Company, acted as an uncompensated agent on behalf of a subsidiary of the Company in acquiring parcels of land for future corporate development. As of March 28, 1999, the Company owed the director $11.5 million, representing the purchase price of the land.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a) 3. Listing of Exhibits



Exhibit No.       Description

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

10.4* Amended and Restated 1984 Employee Stock Purchase Plan, as amended through August 27, 1998 (previously filed as Exhibit 4.10 to the Registration Statement on Form S-8 (File Number 333-64279) filed on September 25, 1998).**

10.5* 1994 Stock Option Plan, as amended through April 25, 1996 (previously filed as Exhibit 4.5 to the Registration Statement on Form S-8 (File Number 333-36601) filed on September 26, 1997).**

10.6* 1994 Directors Stock Option Plan and related documents (previously filed as Exhibit 10.18 to the Quarterly Report on Form 10-Q for the Fiscal Quarter Ended October 2, 1994).**

10.7* Form of Indemnification Agreement between the Company and its directors and officers (previously filed as Exhibit 10.68 to Annual Report on Form 10-K for the Fiscal Year Ended April 2, 1989).**

10.8*    Technology License Agreement between IDT and MIPS Technologies, Inc.***

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

21.1*    Subsidiaries of the Company.

23.1     Consent of PricewaterhouseCoopers LLP.

27.1*    Financial Data Schedule.



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

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized.


INTEGRATED DEVICE TECHNOLOGY, INC.
Registrant


July 22, 1999
                                          By:  /s/ Leonard C. Perham
                                               ---------------------------------
                                                   Leonard C. Perham
                                                   Chief Executive Officer