Form 10-Q
period 1999-06-27
INTEGRATED DEVICE TECHNOLOGY INC
filed 1999-08-09
CIK 703361

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 27, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

The number of outstanding shares of the registrant's Common Stock, $.001 par value, as of July 23, 1999, was approximately 89,016,000.

===============================================================================

PART I   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE DATA)




                                   Three months ended
                                   ------------------
                                   Jun. 27,   Jun. 28,
                                     1999       1998
                                  --------------------

Revenues                          $ 153,981  $ 153,021
Cost of revenues                     85,612    106,618
Restructuring charges, asset
  impairment and other                   --     28,916
                                  --------------------
Gross profit                         68,369     17,487
                                  --------------------
Operating expenses:
  Research and development           27,039     42,145
  Selling, general and
    administrative                   31,213     30,297
  Merger expenses                     4,840         --
                                  --------------------

Total operating expenses             63,092     72,442
                                  --------------------

Operating income (loss)               5,277    (54,955)

Interest expense                     (3,656)    (3,504)
Interest income and other, net        7,303      1,430
                                  --------------------

Income (loss) before income
   taxes                              8,924    (57,029)

Provision for income taxes              446     (6,084)
                                  --------------------


Net income (loss)                 $   8,478  $ (50,945)
                                  ====================

Basic net income (loss)
   per share                      $    0.10  $   (0.59)
Diluted net income (loss)
   per share                      $    0.09  $   (0.59)

Weighted average shares:
   Basic                             88,320     86,744
   Diluted                           90,754     86,744


The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED; IN THOUSANDS)



                                               Jun. 27,       Mar. 28,
                                                 1999           1999
                                              -------------------------

ASSETS
Current assets:
   Cash and cash equivalents                   $163,135        $144,598
   Short-term investments                        62,439          56,516
   Accounts receivable, net                      60,620          58,899
   Inventories, net                              53,781          60,787
   Prepayments and other current assets          21,076          42,015
                                              -------------------------
Total current assets                            361,051         362,815

Property, plant and equipment, net              284,095         299,235
Other assets                                     55,196          59,155
                                              -------------------------
TOTAL ASSETS                                   $700,342        $721,205
                                              =========================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                             $ 39,899        $ 37,076
  Accrued compensation and related expenses      16,353          16,736
  Deferred income on shipments to
       distributors                              43,004          41,759
  Other accrued liabilities                      60,348          63,100
                                                -----------------------
Total current liabilities                       159,604         158,671

Convertible subordinated notes, net             180,327         184,354
Other liabilities                                72,640          78,854
                                               ------------------------
Total liabilities                               412,571         421,879

Stockholders' equity:
  Preferred stock                                    --              --
  Common stock and additional paid-in capital   374,080         372,988
  Treasury stock                                     --          (1,638)
  Accumulated deficit                           (82,485)        (68,315)
  Accumulated other comprehensive loss           (3,824)         (3,709)
                                               ------------------------
Total stockholders' equity                      287,771         299,326
                                               ------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $700,342        $721,205
                                               ========================


The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED; IN THOUSANDS)
                                                      Three Months Ended
                                                  ------------------------
                                                    Jun. 27,       Jun. 28,
                                                     1999           1998
                                                  ------------------------
 OPERATING ACTIVITIES:
  Net income (loss)                               $   8,478      $ (50,945)
  Adjustments:
    Depreciation and amortization                    21,657         34,161
   (Gain) loss on sale of property, plant and
      equipment                                      (4,658)           753
    Deferred tax assets                                  --         (5,968)
    Restructuring, asset impairment and other            --         18,916

  Changes in assets and liabilities:
      Accounts receivable                            (2,524)        15,929
      Inventories                                     3,867          3,281
      Prepayments and other assets                    6,054          7,798
      Accounts payable                                3,547        (14,226)
      Accrued compensation and related expenses        (143)        (2,888)
      Deferred income on shipments to distributors    1,245           (728)
      Other accrued liabilities                      (5,015)         9,259
                                                   -----------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES            32,508         15,342
                                                   -----------------------
INVESTING ACTIVITIES:
    QSI net cash used during the period from
       October 1, 1998 to March 31, 1999             (1,146)            --
    Purchases of property, plant and equipment      (25,992)       (52,944)
    Proceeds from sales of property, plant and
          equipment                                  27,502          1,261
    Purchases of short-term investments             (16,093)       (20,328)
    Proceeds from sales of short-term investments     7,477         27,230
                                                   -----------------------
NET CASH USED FOR INVESTING ACTIVITIES               (8,252)       (44,781)
                                                   -----------------------
FINANCING ACTIVITIES:
    Issuance of common stock, net                     2,524          2,824
    Proceeds from secured equipment financing            --         23,961
    Payments on capital leases and other debt        (8,243)        (1,685)
                                                  ------------------------
NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES     (5,719)        25,100
                                                  ------------------------
Net increase (decrease) in cash and cash
          equivalents                                18,537         (4,339)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD    144,598        155,517
                                                  ------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD        $ 163,135      $ 151,178
                                                  ========================

Supplemental schedule of non-cash investing and financing activities:

    Capital lease obligations                            --      $   5,022

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


Note 1 - Basis of Presentation

In the opinion of Integrated Device Technology, Inc. ("IDT" or the "Company"), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial information included therein.

These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended March 28, 1999. The results of operations for the three-month period ended June 27, 1999 are not necessarily indicative of the results to be expected for the full year.


Note 2 - QSI Merger

In May 1999, IDT completed the acquisition of Quality Semiconductor, Inc. (QSI).
QSI  had  been   engaged  in  the   design,   development   and   marketing   of
high-performance logic and networking semiconductor products.

To consummate the merger, IDT issued approximately 5,214,000 shares of its common stock in exchange for all of the outstanding common stock of QSI and granted options to purchase approximately 1,509,000 shares of IDT common stock in exchange for all of the outstanding options to purchase QSI stock. The merger is being accounted for as a pooling of interests, and the condensed consolidated financial statements give effect to the merger for all periods presented.

Because the fiscal year ends of IDT and QSI differ, the statements of operations data for QSI have been recast as shown below:

               IDT                                         QSI
  Fiscal year ended March 28, 1999         Fiscal year ended September 30, 1998
  Fiscal year ended March 29, 1998         Fiscal year ended September 30, 1997
  Fiscal year ended March 30, 1997         Fiscal year ended September 30, 1996

QSI's net loss of $22.6 million for the period October 1, 1998 through March 31, 1999 has been recorded as a decrease to stockholders' equity for the quarter ended June 27, 1999.

For the first quarter of fiscal 1999, the results of operations of IDT for the quarter ended June 28, 1998 have been combined with the results of operations of QSI for the quarter ended December 31, 1997. The results of operations previously reported by the separate companies and the combined amounts presented in the accompanying condensed consolidated financial statements are presented below.

Three months ended June 28, 1998
(In thousands)
                                           IDT          QSI          Total
                                        ---------     ---------     ---------

Total revenue                           $ 134,487     $  18,534     $ 153,021
Net loss                                $ (49,956)    $    (989)    $ (50,945)

As of June 27, 1999, IDT has incurred $5.8 million in merger-related costs. Of this amount, $4.6 million relates to payments for severance, retention and change-of-control agreements. The remainder consists primarily of accounting and legal fees and printing costs.

Note 3 - Restructuring Charges, Asset Impairment and Other

During fiscal 1999, the Company recorded $204.2 million of charges in cost of sales relating primarily to asset impairment, restructuring associated with closure of a manufacturing facility and costs associated with certain technology licensing matters.

Included in these charges were $28.9 million in asset impairment and other charges which were recorded in the first quarter of fiscal 1999. These charges consisted primarily of $15.1 million for excess SRAM manufacturing equipment and $10 million in costs associated with technology licensing matters. The excess SRAM manufacturing equipment charge represents the write down to estimated fair market value based primarily on appraisals and estimates obtained from third parties. The charge resulted from prevailing economic conditions in the SRAM market, which had experienced declines in both demand and price.

In the fourth quarter of fiscal 1999, the Company reversed $3 million of the costs associated with technology licensing matters upon favorable settlement of certain of those matters.

Separately in the first quarter of fiscal 1999, the Company also recorded $5.5 million in research and development expenses and $0.2 million in selling, general and administrative expenses for costs associated with discontinuance of certain development efforts, including a graphics chip and a specialized logic chip. These charges were composed primarily of severance costs and technology license payments associated with the discontinued efforts.

During the second quarter of fiscal 1999, the Company incurred restructuring charges which aggregated $46.4 million and related primarily to a provision for exit and closure costs associated with the San Jose, Calif. wafer fabrication facility, which the Company closed in the third quarter of fiscal 1999. The Company completed the sale of the San Jose facility in the first quarter of fiscal 2000 and continues to pursue the sale of surplus used equipment.

The following table sets forth the Company's restructuring activities through June 27, 1999:

                                   Balance                 Balance
                                   Mar. 28,   Utilized     Jun. 27,
                                    1999                     1999
                                    -------   --------     -------

    Write-down of fixed assets      $    --    $    --     $    --
    Severance and other employee
      related charges                   300       (212)         88
    Closure costs for
      manufacturing facility          5,232     (1,662)      3,570
                                    -------   --------     -------
                                    $ 5,532    $(1,874)    $ 3,658
                                    =======   ========     =======

As of June 27, 1999, the net book value of equipment held for sale aggregated $1.5 million and has been included in other current assets. Given the continuing oversupply conditions in the used semiconductor equipment market, the Company cannot determine the amount of time required to completely liquidate the surplus equipment.

Note 4 - Earnings Per Share

Basic and diluted net income (loss) per share are computed using weighted-average common shares outstanding in accordance with SFAS No. 128, "Earnings Per Share." Diluted net income per share also includes the effect of stock options and convertible debt. The following table sets forth the computation of basic and diluted net income (loss) per share:


                                Three months ended
                               --------------------
(in thousands except per        Jun. 27,   Jun. 28,
share amounts)                    1999       1998
                               --------------------

  Basic:

  Net income (loss)(numerator)  $   8,478 $ (50,945)
                                ===================
  Weighted average shares
      outstanding (denominator)    88,320    86,744
                                ===================
  Net income (loss) per share   $    0.10 $   (0.59)
                                ===================
  Diluted:

  Net income (loss)(numerator)  $   8,478 $ (50,945)
                                ===================
  Weighted average shares
    outstanding                    88,320    86,744
  Net effect of dilutive stock
    options                         2,434        --
                                -------------------
  Total shares (denominator)       90,754    86,744
                                ===================
  Net income (loss) per share   $    0.09 $   (0.59)
                                ===================


Total stock options outstanding, including antidilutive options, were 19.6 million and 19.3 million at June 27, 1999 and June 28, 1998, respectively. The Company's convertible debt was antidilutive for all periods presented.


Note 5 - Comprehensive Income (Loss)

The components of comprehensive income (loss) were as follows:

                                                      Three months ended
     (in thousands)                                 ----------------------
                                                     Jun. 27      Jun. 28
                                                       1999        1998
                                                    ----------------------

     Net income (loss)                              $   8,478     $(50,945)
     Currency translation adjustments                     678         (538)
     Unrealized gain (loss) on
        available-for-sale investments                   (793)          82
                                                    ----------------------
     Comprehensive income (loss)                    $   8,363     $(51,401)
                                                    ======================

The components of accumulated other comprehensive loss (not tax affected) were as follows:

                                                      Jun. 27,      Mar. 28,
     (in thousands)                                     1999          1999
                                                    ----------------------
     Cumulative translation adjustments             $  (2,979)    $ (3,657)
     Unrealized loss on available-for-sale
        investments                                      (845)         (52)
                                                    ----------------------
                                                    $  (3,824)    $ (3,709)
                                                    ======================

Note 6 - New Accounting Pronouncements

The Company plans to adopt Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments," as of the beginning of fiscal 2001. SFAS No. 133 requires that all derivatives be recognized in the balance sheet as assets or liabilities and measured at fair value. SFAS No. 133 also requires current recognition in earnings of changes in these fair values, depending on the intended use and designation of the derivative. The Company is currently evaluating the impact of SFAS No. 133 but does not expect any material effects on its financial position or results of operations.


Note 7 - Inventories, Net

Inventories, net, consisted of the following:

                                                     Jun. 27,     Mar. 28,
     (in thousands)                                    1999         1999
                                                    ----------------------

     Raw materials                                  $   2,745     $  5,986
     Work-in-process                                   32,841       36,995
     Finished goods                                    18,195       17,806
                                                    ----------------------
                                                    $  53,781     $ 60,787
                                                    ======================

Note 8 - Industry Segments

The Company has three reportable segments: Communications and High-Performance Logic, SRAMs and other, and x86 Microprocessors. The Communications and High-Performance Logic segment includes communications memories, networking devices, embedded RISC microprocessors and high-performance logic and clock management devices. The SRAMs and other segment consists mainly of high-speed SRAMs. The tables below provide information about these segments for the three month periods ended June 27, 1999 and June 28, 1998:

Revenues by Segment
In thousands
                                                       Three months ended
                                                      Jun. 27,     Jun. 28,
                                                        1999         1998
                                                     ----------------------
Communications and High-Performance Logic            $113,174     $120,032
SRAMs and other                                        37,445       29,747
x86 Microprocessors                                     3,362        3,242
                                                    ----------------------
Total consolidated revenues                          $153,981     $153,021
                                                    ======================

Profit (loss) by Segment
In thousands
                                                     Three months ended
                                                     Jun. 27,     Jun. 28,
                                                       1999         1998
                                                    ----------------------
Communications and High-Performance Logic            $ 23,498     $ 21,002
SRAMs and other                                        (7,141)     (24,644)
x86 Microprocessors                                   (11,080)     (22,397)
Restructuring charges, asset impairment and other           -      (28,916)
Interest income and other                               7,303        1,430
Interest expense                                       (3,656)      (3,504)
                                                    ----------------------
Income (loss) before income taxes                    $  8,924     $(57,029)
                                                    ======================

Note 9 - Subsequent Events

On July 14, 1999, the Company announced that it will exit the x86 microprocessor market and license or transfer ownership of the WinChip microprocessor technology and certain assets of its Centaur design subsidiary, based in Austin, Texas. The Company has been in substantive discussions with several interested parties and expects to conclude a transaction or close the business by the end of the second quarter of fiscal 2000. On August 4, 1999, the Company announced that it had signed a letter of commitment to sell certain assets of the Centaur subsidiary, including intellectual property related to microprocessor technology and the x86 microprocessor design team located in Austin.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All references are to the Company's fiscal quarters ended June 27, 1999 ("Q1 2000"), June 28, 1998 ("Q1 1999") and March 28, 1999 ("Q4 1999"), unless otherwise indicated. Quarterly financial results may not be indicative of the financial results of future periods. All non-historical information contained in this discussion and analysis constitutes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are not guarantees of future performance and involve a number of risks and uncertainties, including but not limited to: operating results; new product introductions and sales; competitive conditions; capital expenditures and capital resources; manufacturing capacity utilization, and the Company's efforts to consolidate and streamline production; customer demand and inventory levels; protection of intellectual property in the semiconductor industry; and the risk factors set forth in the section "Factors Affecting Future Results." Future results may differ materially from such forward-looking statements as a result of such risks. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof.

HISTORICAL INFORMATION RELATING TO FISCAL 1999 RESTRUCTURING AND ASSET IMPAIRMENT AND OTHER CHARGES AND ACTIONS TAKEN

During fiscal 1999, IDT recorded $204.2 million in charges related to asset impairment and restructuring, which were specifically identified in the Condensed Consolidated Statements of Operations, and an additional $9.0 million of charges which were recorded as operating expenses. These charges related principally to closure of one of three wafer fabrication facilities located in the United States, recording an asset impairment charge to reduce the carrying value of one of the remaining facilities, discontinuing research initiatives and costs associated with intellectual property matters. These charges are discussed below under the captions "Gross Profit," "Research and Development" and "Selling, General and Administrative."

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

As business conditions in the semiconductor industry improved through the mid-1990s, the Company took steps to significantly expand its manufacturing capacity. Most notably, the Company constructed the Hillsboro, Oregon fabrication facility and the assembly and test facility located in Manila, the Philippines. During the period fiscal 1995 through fiscal 1998, IDT expended more than $700 million for acquisitions of property, plant and equipment.

In addition to providing incremental manufacturing capacity, the Hillsboro facility provides the Company with advanced wafer fabrication technology and capability. However, the cost of such advanced wafer manufacturing technology and capability is significant. To recover such costs, semiconductor manufacturers must be able to amortize device design, equipment and facility acquisition costs over a significant volume of products with a selling price that reasonably reflects the advanced level of technology employed in their design and manufacture.

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

The Company is moving away from dependence on industry-standard products, is planning to expand the range of its products manufactured at Hillsboro, and, as noted above, has taken active steps to increase the level of manufacturing facility utilization. However, as of early fiscal 1999, the products historically manufactured in the Hillsboro facility and planned for the near term were principally SRAM and x86 microprocessor products (x86 products represented a small percentage of IDT's total revenues). IDT has since decided to exit the market for x86 microprocessors. In fiscal 1999, the pricing of SRAM and x86products in the marketplace remained low. As a result of low market prices, the cash flows generated by sales of products manufactured at Hillsboro were disproportionate to the cost of the facility and significantly less than the cash flows generated by IDT's other comparable manufacturing activities.

The Company performed an asset impairment review for the Hillsboro facility based upon IDT's operating conditions, and concluded that, despite the closure of its San Jose facility, IDT was still in a position of overcapacity. The impairment review revealed that then projected production volumes and related cash flows from the Hillsboro facility would not be sufficient to recover the carrying value of that manufacturing facility. Therefore, in accordance with current accounting literature, IDT concluded that the carrying value of the Hillsboro manufacturing assets was impaired and wrote down the carrying values of these assets to fair market value, as estimated by third parties with significant experience in marketing and selling used semiconductor equipment.

As discussed below, the semiconductor industry is cyclical in nature, and while demand and price levels for the products manufactured at the Hillsboro facility may improve, the timing and degree of any such recovery is uncertain.

Throughout a difficult operating period, IDT remained focused on producing value-added products for its communications customers. These products include communications memories, embedded RISC microprocessors, high-speed, static random access memories (SRAMs) and high-performance logic products. IDT has successfully offered many of theses and similar products to its customers for more than 10 years. IDT intends to continue its efforts to align its business practices to focus on serving its markets in an efficient manner and providing value to stockholders.

RESULTS OF OPERATIONS
REVENUES

Pooling of interests accounting has been used to account for the merger of Quality Semiconductor, Inc. (QSI) with IDT. Under pooling of interests accounting, IDT's past results are restated to include the results of QSI (see
Note 2 of Notes to Condensed Consolidated Financial Statements).

Revenues for Q1 2000 were $154.0 million, an increase of $2.4 million compared to the $151.6 million recorded in Q4 1999. In Q1 2000, revenues for the Company's Communications and High-Performance Logic segment, which includes all former QSI products, increased by $4.6 million, or 4.2%, compared to Q4 1999. Revenues for the SRAMs and other segment increased by $2.5 million, or 7.2% over this period, while x86 Microprocessor revenues declined by $4.6 million, or 58.0%, to $3.4 million. As announced in July 1999, IDT has decided to exit the market for x86 microprocessors. In the cominq quarter, IDT expects that it will continue to sell the remainder of its x86 microprocessor inventories, sell or license to others some of the assets related to its x86 business, and in future quarters, discontinue its x86 operations.

Revenues in Q1 1999 were $153.0 million. When comparing revenues for Q1 2000 to Q1 1999, revenues from the sale of the Company's WinChip(TM) x86 microprocessors were essentially unchanged, and sales of products in the SRAM and other segment increased by $7.7 million, or 25.9%. Sales of products in the Company's Communications and High-Performance Logic segment decreased by $6.9 million, or 5.7%, over this period. The decline in revenues in this segment results from restating IDT's Q1 1999 results for pooling of interests accounting with QSI, and declines in revenue associated with QSI networking related products. Sales of IDT's own Communications and High-Performance Logic products were essentially unchanged during these periods.

The Company believes revenues and costs associated with existing and new products in the Communications and High-Performance Logic and SRAM segments will increase in future quarters as the Company continues to execute product introduction strategies and assuming overall levels of industry demand continue to improve. In future quarters, excluding any remaining transaction related costs and potential costs to combine manufacturing operations, the merger of QSI into the Company is expected to benefit operating results.

Information on risks associated with the expansion of IDT's product families is included in "Factors Affecting Future Results." The semiconductor industry is highly cyclical and subject to significant downturns. Such downturns are characterized by diminished product demand, production over-capacity and accelerated average selling price erosion. The price the Company receives for its industry-standard SRAM and other products is therefore dependent upon industry-wide demand and capacity, and such prices have been historically subject to rapid change. Low SRAM prices have adversely affected, and may continue to adversely affect, the Company's operating results.

---------
(TM) WinChip and RISController are trademarks of Integrated Device Technology, Inc. All other brand names and products names are trademarks, registered trademarks or trade names of their respective holders.

GROSS PROFIT

Gross profit for Q1 2000 was $68.4 million, compared to $64.8 million in Q4 1999 and $17.5 million in Q1 1999.

In Q1 1999, the Company recorded a charge of $28.9 million which was specifically identified in the Company's Condensed Consolidated Statements of Operations as a reduction in gross profit. The $28.9 million charge related primarily to excess SRAM manufacturing equipment ($18.9 million) and certain technology licensing matters ($10.0 million). The net carrying value of equipment before writedown was $17.4 million, and after writedown was $2.3 million. The portion of the charge which pertains to excess SRAM related equipment was associated with equipment which was no longer used in the Company's normal operations because of changes in demand in the semiconductor marketplace or changes in the Company's product strategy. The equipment related portion of the charge was computed as the difference between the net book value of the equipment and estimates of fair market value, as estimated by third parties with significant experience in marketing and selling used semiconductor equipment. As a result of the charge related to excess manufacturing equipment, the reduction in annual depreciation expense was approximately $4 million. Additionally, the Company recorded a charge of $5.7 million relating primarily to discontinuing certain technology development initiatives, which have been classified as research and development expenses in the Company's Condensed Statements of Operations.

At the end of Q1 2000, the net book value of assets held for sale totaled $1.5 million and has been included in other current assets. Due to current oversupply conditions for used semiconductor equipment, the Company cannot estimate a date for disposal of all used semiconductor equipment. In Q4 1999, the Company reversed $3 million of the technology licensing costs upon favorable settlement of certain of these matters.

The Company expects annual cost savings of approximately $45 million as a result of manufacturing restructuring actions taken in Q2 1999 (see Note 3 of Notes to Condensed Consolidated Financial Statements). The cost savings associated with the manufacturing restructuring were partially realized in the Q4 1999 and fully realized beginning in Q1 2000. As a result of asset impairment charges in fiscal 1999, which reduced the carrying value of manufacturing equipment, IDT's annual depreciation expense is expected to be reduced by approximately $25 million.

IDT's gross margin has improved in Q1 2000 over Q4 1999 because of higher revenues and the fiscal 1999 consolidation of fabrication production volumes, which has allowed IDT to improve utilization of its remaining fabrication facilities. Improved utilization of the manufacturing facilities results in a lower overall cost per unit produced. IDT's gross margin has improved in Q1 2000 over Q1 1999 because of the manufacturing consolidation, a reduction in depreciation expense resulting from lower carrying values of impaired manufacturing assets, and improved overall utilization of remaining manufacturing assets.

Historically, SRAM and x86 microprocessor products have been produced at the Hillsboro facility and the Company is unable to predict whether demand for industry-standard SRAM products, or IDT's share of the available markets, will improve. Should IDT's production volumes, especially at its fabrication facilities, decline and should the Company be unable to otherwise decrease costs per unit sold, the Company's gross profit would be adversely impacted. Further, if prices on industry-standard SRAM products do not improve or the Company is not able to manufacture and sell other products at comparable or better margins, and if a greater percentage of the Hillsboro facility's operating costs are allocated to cost of goods sold based on activities performed, then gross margin may not improve, or may decrease.

RESEARCH AND DEVELOPMENT

Research and development ("R&D") expenses decreased by $3.0 million (10.1%) from Q4 1999 and decreased by $15.1 million (35.8%) compared to Q1 1999. R&D expenses for Q1 1999 included $5.5 million in charges, primarily associated with discontinuing certain development efforts, severance and termination costs associated with development personnel and related payments under technology license agreements associated with such development efforts. Development efforts discontinued included a graphics chip and a specialized logic chip. Cost savings associated with discontinuing these development efforts are approximately $1 million per quarter.

Management expects that in the coming quarters, R&D expense will decrease as a result of the sale or closure of the Austin x86 microprocessor design center and as the allocation of manufacturing costs associated with process R&D declines as a result of continued improved manufacturing facility utilization.

Current R&D activities include enhancing IDT's family of specialty memory products for the communications and networking markets, conducting research into applications of high-speed DRAM technology for the communications market, developing RISController(TM) microprocessors primarily for communications and embedded control applications and developing an advanced SRAM architecture that significantly improves performance of communications applications requiring frequent switches between reads and writes.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative ("SG&A") expenses increased by $1.6 million and $0.9 million for Q1 2000 compared to Q4 1999 and Q1 1999, respectively.

The Company expects that in the coming quarters, excluding the impact of merging QSI into IDT, recurring SG&A expenses will remain relatively constant, except for costs such as sales commissions and sales bonuses which will vary in relation to sales volumes. After eliminating QSI-specific SG&A expenses, completion of IDT/QSI merger activity and upon the completion of the management information systems implementation projects, both of which are anticipated to occur within the first half of fiscal 2000, management expects that SG&A expenses as a percentage of sales will decrease.

MERGER EXPENSES

The Company incurred $4.8 million in expenses related to the QSI merger in Q1 2000, including $4.6 million in severance and employee retention costs. In Q4 1999, merger expenses were $0.4 million, consisting mainly of professional fees for accounting and legal services.

INTEREST EXPENSE

Interest expense is primarily associated with the 5.5% Convertible Subordinated Notes, due in 2002, and secured equipment financing agreements which amortize over the term of the financing agreements. Interest expense of $3.7 million for Q1 2000 was essentially unchanged compared to Q4 1999 and Q1 1999.

INTEREST INCOME AND OTHER, NET

Interest income and other, net, was $7.3 million in Q1 2000, an increase of $4.5 million and $5.9 million compared to Q4 1999 and Q1 1999, respectively. The Company recognized a $4.6 million gain on the sale of its closed San Jose fabrication facility and a $0.8 million gain on the repurchase of a portion of its convertible subordinated notes in Q1 2000.

TAXES

The Company's effective tax rate for Q1 2000 was 5%. The Company recorded a tax benefit in Q1 1999, but realized no federal tax benefit in fiscal 1999 as a whole because of IDT's inability to carry back losses. Included in income taxes of $2.7 million in Q4 1999 is a $2.4 million provision for QSI's fiscal quarter ended September 1998, which has been recast in Q4 1999 for financial reporting purposes under the pooling rules.

LIQUIDITY AND CAPITAL RESOURCES

At June 27, 1999, cash and cash equivalents were $163.1 million, an increase of $18.5 million from $144.6 million at March 28, 1999.

The Company generated $32.5 million in cash from operating activities for Q1 2000, up from $15.3 million for the same period in fiscal 1999.

During the first quarter of fiscal 2000, the Company's net cash used for investing activities was $8.3 million, including $26.0 million for capital expenditures. The Company received $27.5 million in proceeds from the sale of property, plant and equipment, consisting primarily of the sale of the San Jose fabrication facility, which had been closed during fiscal 1999 in connection with the Company's restructuring efforts.

The Company used $5.7 million for financing activities in Q1 2000, including the repurchase and retirement of convertible subordinated notes for $3.3 million. The notes had a face value of $4.2 million. The Company may retire additional portions of its 5.5% Convertible Subordinated Notes from time to time, as authorized by the Board of Directors.

Cash provided by financing activities was $25.1 million in Q1 1999, due mainly to several equipment financing transactions during that period. The Company entered into capital leases under which it sold certain previously purchased semiconductor manufacturing equipment to leasing companies which leased them back to IDT for use at the Oregon fabrication facility. These lease transactions generated $19.0 million in cash proceeds. The Company also entered into other capital leases for manufacturing equipment during the quarter. In total, the Company's lease obligations under capital leases increased by $24.0 million in connection with these transactions.

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

IDT anticipates capital expenditures of approximately $60 million during the remaining three quarters of fiscal 2000. The Company plans to finance these expenditures primarily through cash generated from operations and existing cash and investments. The Company may also investigate other financing alternatives, depending on whether available terms are favorable to the Company.

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

SUBSEQUENT EVENTS

On July 14, 1999, the Company announced that it will exit the x86 microprocessor market and license or transfer ownership of the WinChip microprocessor technology and certain assets of its Centaur design subsidiary, based in Austin, Texas. The Company is currently in substantive discussions with several interested parties and expects to conclude a transaction or close the business by the end of Q2 2000. On August 4, 1999, the Company announced that it had signed a letter of commitment to sell certain assets of the Centaur subsidiary, including intellectual property related to microprocessor technology and the x86 microprocessor design team located in Austin.

FACTORS AFFECTING FUTURE RESULTS

The preceding discussion contains forward-looking statements, which are based on management's current expectations. These include, in particular, the statements related to revenues and gross profit, R&D and SG&A expenses and activities, interest expense, interest income and other, taxes, capital spending and financing transactions, as well as statements regarding successful development and market acceptance of new products, industry conditions and demand, effects of consolidation of production, capacity utilization and the acquisition of QSI. Actual results may differ materially. The Company's results of operations and financial condition are subject to the following risk factors:

IDT's Operating Results can Fluctuate Dramatically.

IDT's operating results can fluctuate dramatically. For example, the Company had a net loss of $283.6 million for fiscal 1999 compared to net income of $8.2 million for fiscal 1998. The net loss for fiscal 1999 exceeded IDT's cumulative net income for all of fiscal 1994, 1995, 1996 and 1998, which totaled $246.8 million. In addition, IDT had a net loss of $42.3 million for fiscal 1997. Fluctuations in operating results can result from a wide variety of factors, including:

o    timing  of  new   product   and  process   technology   announcements   and
     introductions from IDT or its competitors;

o    competitive pricing pressures, particularly in the SRAM market;

o    fluctuations in manufacturing yields;

o    changes in the mix of products sold;

o    availability and costs of raw materials;

o the cyclical nature of the semiconductor industry and industry-wide wafer processing capacity;

o    economic conditions in various geographic areas; and

o    costs associated with other events,  such as  underutilization or expansion
     of  production   capacity,   intellectual   property  disputes,   or  other
     litigation.

In addition, many of these factors also impact the recoverability of the cost of manufacturing, taxes and other assets. As business conditions change, future writedowns or abandonment of these assets may occur. Also, the Company ships a substantial portion of its products in the last month of a quarter. If anticipated shipments in any quarter do not occur, IDT's operating results for that quarter could be harmed. Further, IDT may be unable to compete successfully in the future against existing or potential competitors, and IDT's operating results could be harmed by increased competition. The recent economic downturn and continued uncertainties in some Asian economies, including Korea, have reduced demand for IDT's products. Should economic conditions in Asia deteriorate, especially in Japan, the Company's sales and business results would be harmed.

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

Demand for IDT's Products Depends on Demand in the Computer and Communications Markets.

The Company's customers incorporate a substantial percentage of IDT's products, including SRAMs, into computer and computer-related products, which have historically been characterized by rapid technological change and significant fluctuations in demand. Demand for certain other IDT products depends upon growth in the communications market. Any slowdown in the computer or communications markets could materially adversely affect IDT's operating results.

IDT Faces Significant Competition in the x86 Microprocessor Market, Particularly from Intel.

Intel has held its dominant position over all other x86 microprocessor competitors for a substantial period of time, and has significantly greater financial, technical, manufacturing and marketing strength than IDT. Intel's financial strength and market dominance have enabled it to reduce prices on its microprocessor products within a short period of time following their introduction, which reduces the margins and profitability of its competitors. Currently, Intel's dominant position allows it to set and control x86 microprocessor standards and therefore dictate many aspects of the products that PC manufacturers require in this market. Accordingly, Intel may dictate standards that are not compatible with the WinChip, and such standards could limit the ability of IDT to sell its products and could require IDT to incur significant redesign costs.

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

The Market For x86 Microprocessors is Competitive, Particularly from Intel, and has Short Product Life Cycles and Declining Prices.

The market for x86 microprocessors is highly competitive and characterized by short product life cycles, rapid decreases in average selling prices and migration to increasingly higher-performance microprocessors. IDT may be unable to produce sufficient quantities of WinChip microprocessors at a competitive cost and with the speed and other performance characteristics desired by customers. Intel has held its dominant position over all other x86 microprocessor competitors for a substantial period of time, and has significantly greater financial, technical, manufacturing and marketing strength than IDT. Intel's financial strength and market dominance have enabled it to reduce prices on its microprocessor products within a short period of time following their introduction, which reduces the margins and profitability of its competitors, including IDT. IDT does not have the financial resources to compete with Intel on such a large scale. In addition to Intel, AMD and National Semiconductor's Cyrix subsidiary also currently offer commercial quantities of x86 microprocessors for sale.

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

IDT's  x86  Microprocessor   Products  must  be  Compatible  with  Software  and
Performance Certifications.

IDT has obtained WinChip certifications from Microsoft Corporation and other recognized testing organizations. Failure to obtain and maintain such certifications for future microprocessor products could substantially impair the Company's ability to market and sell its future x86 products.

IDT's Product Manufacturing Operations are Complex and Subject to Interruption.

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

IDT also has wafer fabrication facilities located in Salinas, California and, as a result of the QSI merger, in Australia. If IDT were unable to use these facilities, as a result of a natural disaster or otherwise, IDT's operations would be materially adversely affected until the Company was able to obtain other production capability. IDT does not carry earthquake insurance on its facilities, as adequate protection is not offered at economically justifiable rates.

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

IDT's Operating Results can be Substantially Impacted by Facility Expansion, Utilization and Consolidation.

Facility and capacity additions have resulted in a significant increase in fixed and variable operating expenses that may not be fully offset should revenues decline. IDT records as R&D expense the operating costs associated with bringing a new fabrication facility to commercial production status in the period such expenses are incurred. However, as commercial production at a new fabrication facility commences, the operating costs are classified as cost of revenues, and IDT begins to recognize depreciation expense relating to the facility. As a result of IDT's closure of the San Jose facility in fiscal 1999, IDT incurs additional operating costs in Hillsboro as commercial production continues. Accordingly, if current revenue levels are not maintained and cost savings from closing the San Jose plant do not offset these additional expense levels, or if IDT is unable to achieve gross margins from products produced at the Hillsboro facility that are comparable to IDT's other products, IDT's future results of operations could be adversely impacted.

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

International Operations Add Increased Volatility to IDT's Operating Results.

A substantial percentage of IDT's revenues are derived from non-U.S. sales. During Q1 2000, fiscal 1999, fiscal 1998 and fiscal 1997, non-U.S. sales accounted for 35%, 37%, 39% and 38% of IDT's revenues, respectively. During these periods, Asia-Pacific sales accounted for 8%, 8%, 10% and 8% of IDT's revenues, respectively. In addition, IDT's offshore assembly and test operations incur payroll, facilities and other expenses in local currencies. Accordingly, movements in foreign currency exchange rates, such as those seen recently in the Far East, can impact both pricing and demand for IDT's products as well as its cost of goods sold. IDT's offshore operations and export sales are also subject to risks associated with foreign operations, including:

o    political instability;

o    currency controls and fluctuations;

o    changes in local economic conditions and import and export controls; and

o    changes in tax laws, tariffs and freight rates.

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

IDT'S Approach. In October 1997, IDT engaged the services of Keane, Inc., a software services firm with more than 30 years of relevant experience, to assist in defining IDT's approach. To date, IDT has paid approximately $165,000 in consulting fees to Keane. The methodology IDT is using consists of the following five phases:

o Inventory -- In this initial phase, an inventory is taken of all software and hardware that may be affected by the Year 2000 problem.

o Impact assessment -- In the second phase, the impact of the Year 2000 problem is assessed for the items identified in the Inventory phase. The assessment includes estimates of how large the impact really is, along with rough estimates for fixing the problem.

o Strategy development and confirmation -- Using the information from the previous two steps, IDT develops and maintains a strategy for each affected item. This phase includes the development of any contingency plans that may be required to mitigate IDT's risk in a particular area.

o Remediation plan -- In this phase, fixes necessary to bring hardware and software into Year 2000 compliance are defined. This may include code modifications, software upgrades, or hardware upgrades.

o Remediation and testing -- In this phase, Year 2000 affected items are remediated and tested to verify their proper operation into the Year 2000 and beyond. IDT's rule is that any item in the critical business path must be tested. While initial testing has been completed, there will be an ongoing process of remediation followed by testing until all testing is completed. The target date for all testing to be completed is August 1, 1999.

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

Manufacturing Systems. Manufacturing systems represent IDT's only significant non-information technology (IT) systems. Each manufacturing site has taken an inventory of its equipment and is working closely with the equipment vendors regarding Year 2000 issues. The Company is awaiting software and/or hardware upgrades from its vendors. It is IDT's goal to have all equipment compliant by August 1999. While IDT is still negotiating with its manufacturing equipment vendors, amounts paid to these vendors to obtain software upgrades to remediate Year 2000 issues may approximate $400,000, including approximately $200,000 already incurred. Contingency plans include such techniques as rolling back the date on equipment and custom upgrades and interfaces.

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

Requirements Associated with the Introduction of the Euro

IDT is in the process of addressing the issues raised by the introduction of the Single European Currency (Euro) in January 1999. IDT does not expect the cost of any system modifications to be material and does not currently expect that the introduction and use of the Euro will materially affect its foreign exchange and hedging activities or result in any material increase in transaction costs. During the transition period, which will extend through January 1, 2000, the Company will continue to evaluate the impact of the Euro. However, based on currently available information, management does not believe that the introduction of the Euro will have a material adverse impact on IDT's financial condition or overall trends in results of operations.

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


                       INTEGRATED DEVICE TECHNOLOGY, INC.





Date: August 5, 1999           /s/ Leonard C. Perham
                                ---------------------------------------
                                Leonard C. Perham
                                Chief Executive Officer
                                (duly authorized officer)


Date: August 5, 1999           /s/ Alan F. Krock
                                ---------------------------------------
                                Alan F. Krock
                                Vice President, Chief Financial Officer
                                (principal accounting officer)