Form 10-Q
period 1999-09-26
INTEGRATED DEVICE TECHNOLOGY INC
filed 1999-11-10
CIK 703361

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 26, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

The number of outstanding shares of the registrant's Common Stock, $.001 par value, as of October 22, 1999, was approximately 91,057,000.

PART I   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE DATA)




                                 Three months ended         Six months ended
                               ----------------------    ----------------------
                                Sep. 26,     Sep. 27,     Sep. 26,     Sep. 27,
                                  1999         1998         1999         1998
                               ----------------------    ----------------------

Revenues                       $ 173,544    $ 146,731    $ 327,525    $ 299,752
Cost of revenues                  89,246      101,159      174,858      207,777
Restructuring charges, asset
  impairment and other              --        178,328         --        207,244
                               ----------------------    ----------------------
Gross profit                      84,298     (132,756)     152,667     (115,269)
                               ----------------------    ----------------------
Operating expenses:
  Research and development        28,443       39,156       55,482       81,301
  Selling, general and
    administrative                28,049       29,439       59,262       59,736
  Merger expenses                   --           --          4,840         --
                               ----------------------    ----------------------
Total operating expenses          56,492       68,595      119,584      141,037
                               ----------------------    ----------------------

Operating income (loss)           27,806     (201,351)      33,083     (256,306)

Interest expense                  (3,487)      (3,885)      (7,143)      (7,389)
Interest income and other, net    18,278        1,580       25,581        3,010
                               ----------------------    ----------------------

Income (loss) before income
   taxes                          42,597     (203,656)      51,521     (260,685)

Provision for income taxes         2,130       35,706        2,576       29,622
                               ----------------------    ----------------------

Net income (loss)              $  40,467    $(239,362)   $  48,945    $(290,307)
                               ======================    ======================

Basic net income (loss)
   per share                   $    0.45    $   (2.74)   $    0.55    $   (3.33)
Diluted net income (loss)
   per share                   $    0.41    $   (2.74)   $    0.51    $   (3.33)

Weighted average shares:
   Basic                          89,536       87,504       88,928       87,124
   Diluted                        97,693       87,504       95,111       87,124



The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED; IN THOUSANDS)



                                                        Sep. 26,       Mar. 28,
                                                         1999            1999
                                                       ------------------------
ASSETS
Current assets:
   Cash and cash equivalents                           $ 240,553      $ 144,598
   Short-term investments                                 79,790         56,516
   Accounts receivable, net                               72,855         58,899
   Inventories, net                                       63,236         60,787
   Prepayments and other current assets                   17,296         42,015
                                                       ------------------------
Total current assets                                     473,730        362,815

Property, plant and equipment, net                       253,686        299,235
Other assets                                              58,527         59,155
                                                       ------------------------
TOTAL ASSETS                                           $ 785,943      $ 721,205
                                                       ========================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                     $  35,978      $  37,076
  Accrued compensation and related expenses               26,508         16,736
  Deferred income on shipments to
       distributors                                       49,336         41,759
  Other accrued liabilities                               55,740         63,100
                                                       ---------      ---------
Total current liabilities                                167,562        158,671

Convertible subordinated notes, net                      180,221        184,354
Other liabilities                                         97,147         78,854
                                                       ------------------------
Total liabilities                                        444,930        421,879

Stockholders' equity:
  Preferred stock                                           --             --
  Common stock and additional paid-in capital            386,109        372,988
  Treasury stock                                            --           (1,638)
  Accumulated deficit                                    (42,018)       (68,315)
  Accumulated other comprehensive loss                    (3,078)        (3,709)
                                                       ------------------------
Total stockholders' equity                               341,013        299,326
                                                       ------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 785,943      $ 721,205
                                                       ========================


The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED; IN THOUSANDS)


                                                           Six Months Ended
                                                         ----------------------
                                                         Sep. 26,     Sep. 27,
                                                           1999         1998
                                                         ----------------------
OPERATING ACTIVITIES:
  Net income (loss)                                      $  48,945    $(290,307)
  Adjustments:
    Depreciation and amortization                           44,583       68,029
   (Gain) loss on sale of property, plant and
      equipment                                            (12,425)         792
    Deferred tax assets                                       --         29,169
    Restructuring, asset impairment and other                 --        179,428

  Changes in assets and liabilities:
      Accounts receivable                                  (14,759)      18,710
      Inventories                                           (5,588)       5,428
      Prepayments and other assets                           5,856       14,494
      Accounts payable                                        (374)     (21,572)
      Accrued compensation and related expenses             10,012       (2,216)
      Deferred income on shipments to distributors           7,576      (12,824)
      Deferred revenue                                      32,033         --
      Other accrued liabilities                               (946)      36,999
                                                         ----------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                  114,913       26,130
                                                         ----------------------
INVESTING ACTIVITIES:
    QSI net cash used during the period from
       October 1, 1998 to March 31, 1999                    (1,146)        --
    Purchases of property, plant and equipment             (38,804)     (81,364)
    Proceeds from sales of property, plant and
          equipment                                         43,714        1,354
    Purchases of short-term investments                    (43,037)     (38,503)
    Proceeds from sales of short-term investments           17,321       42,088
                                                         ----------------------
NET CASH USED FOR INVESTING ACTIVITIES                     (21,952)     (76,425)
                                                         ----------------------
FINANCING ACTIVITIES:
    Issuance of common stock, net                           14,553        4,804
    Proceeds from secured equipment financing                 --         33,164
    Payments on capital leases and other debt              (11,559)      (8,576)
                                                         ----------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                    2,994       29,392
                                                         ----------------------
Net increase (decrease) in cash and cash
          equivalents                                       95,955      (20,903)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           144,598      155,517
                                                         ----------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $ 240,553    $ 134,614
                                                         ======================

Supplemental schedule of non-cash investing and financing activities:

    Capital lease obligations                                 --      $   5,022



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

These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended March 28, 1999. The results of operations for the six-month period ended September 26, 1999 are not necessarily indicative of the results to be expected for the full year.

Certain reclassifications have been made to prior-period balances, none of which affected the Company's financial position or results of operations, to present the financial statements on a consistent basis.

Note 2 - QSI Merger

In May 1999, IDT completed the acquisition of Quality Semiconductor, Inc. (QSI).
QSI  had  been   engaged  in  the   design,   development   and   marketing   of
high-performance logic and networking semiconductor products.

To consummate the merger, IDT issued approximately 5,214,000 shares of its common stock in exchange for all of the outstanding common stock of QSI and granted options to purchase approximately 1,509,000 shares of IDT common stock in exchange for all of the outstanding options to purchase QSI stock. The merger was accounted for as a pooling of interests, and the condensed consolidated financial statements give effect to the merger for all periods presented.

Because the fiscal year ends of IDT and QSI differ, the statements of operations and balance sheet data for QSI have been recast as shown below:

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

For fiscal 1999, the results of operations of IDT for the three- and six-month periods ended September 27, 1998 have been combined with the results of operations of QSI for the three- and six-month periods ended March 31, 1998, respectively. The results of operations previously reported by the separate companies and the combined amounts presented in the accompanying condensed consolidated financial statements are presented below.

Three months ended September 27, 1998
(In thousands)
                                           IDT          QSI          Total
                                        ---------     ---------     ---------

Total revenue                           $ 130,635     $  16,096     $ 146,731
Net loss                                $(237,085)    $  (2,277)    $(239,362)


Six months ended September 27, 1998
(In thousands)
                                           IDT          QSI          Total
                                        ---------     ---------     ---------

Total revenue                           $ 265,122     $  34,630     $ 299,752
Net loss                                $(287,041)    $  (3,266)    $(290,307)


Through September 26, 1999, IDT incurred $5.8 million in merger-related costs, including $1.0 million in fiscal 1999 and $4.8 million in fiscal 2000. Of this amount, $4.6 million related to payments for severance, retention and change-of-control agreements. The remainder consisted primarily of accounting and legal fees and printing costs.

Note 3 - Restructuring Charges, Asset Impairment and Other

During the first six months of fiscal 1999, the Company recorded $207.2 million of charges in cost of revenues relating primarily to asset impairment, restructuring associated with closure of a manufacturing facility and costs associated with certain technology licensing matters. In the fourth quarter of fiscal 1999, the Company reversed $3 million of the costs associated with technology licensing matters upon favorable settlement of certain of those matters.

Included in these charges were $28.9 million in asset impairment and other charges which were recorded in the first quarter of fiscal 1999. These charges consisted primarily of $15.1 million for excess SRAM manufacturing equipment and $10 million in costs associated with technology licensing matters. The excess SRAM manufacturing equipment charge represented the writedown to estimated fair market value based primarily on appraisals and estimates obtained from third parties. The charge resulted from prevailing economic conditions in the SRAM market, which had experienced declines in both demand and price.

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

The following table sets forth the Company's restructuring activities through September 26, 1999:

                                   Balance                              Balance
                                   Mar. 28,                             Sep. 26,
                                     1999     Utilized  Adjustments       1999
                                    -------   --------  -----------    -------

    Write-down of fixed assets      $    --    $    --    $     --     $    --
    Severance and other employee
      related charges                   300       (212)        (88)         --
    Closure costs for
      manufacturing facility          5,232     (3,096)         --       2,136
                                    -------   --------     -------     -------
                                    $ 5,532    $(3,308)   $    (88)    $ 2,136
                                    =======   ========     =======     =======

As of September 26, 1999, the net book value of equipment held for sale aggregated $0.9 million and has been included in other current assets. Given the continuing oversupply conditions in the used semiconductor equipment market, the Company cannot determine the amount of time required to completely liquidate the remaining surplus equipment.

Also in the second quarter of fiscal 1999, the Company recorded a $131.9 million asset impairment and other charge which related primarily to an asset impairment reserve recorded against the manufacturing assets of IDT's eight-inch wafer fabrication facility in Hillsboro, Oregon. The Company determined that due to excess industry capacity and low prices for semiconductor products manufactured in the Hillsboro facility, future undiscounted cash flows related to its wafer fabrication assets were insufficient to recover the carrying value of the assets. As a result, the Company wrote down these assets to estimated fair market value based primarily on appraisals and estimates from independent parties. Of the $131.9 million, $5.0 million is to settle certain patent claims against the Company.

Additionally, the Company recorded a charge of $3.3 million relating primarily to retention costs for manufacturing and research and development staff employed at the San Jose fabrication facility which were recorded as cost of revenues and research and development expenses in the Condensed Consolidated Statements of Operations.

Note 4 - Earnings Per Share

Basic and diluted net income (loss) per share are computed using weighted-average common shares outstanding in accordance with Statements of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." Diluted net income per share also includes the effect of stock options and convertible debt. The following table sets forth the computation of basic and diluted net income
(loss) per share:


                                  Three months ended        Six months ended
                                ----------------------    ---------------------
(in thousands except per         Sep. 26,    Sep. 27,     Sep. 26,    Sep. 27,
share amounts)                     1999        1998         1999        1998
                                ----------------------    ---------------------
Basic:

Net income (loss)(numerator)    $  40,467   $ (239,362)   $  48,945   $(290,307)
                                ======================    =====================
Weighted average shares
    outstanding (denominator)      89,536       87,504       88,928      87,124
                                ======================    =====================
Net income (loss) per share     $    0.45   $    (2.74)   $    0.55   $   (3.33)
                                ======================    =====================

Diluted:

Net income (loss)(numerator)    $  40,467   $ (239,362)   $  48,945   $(290,307)
                                ======================    =====================
Weighted average shares
  outstanding                      89,536       87,504       88,928      87,124
Net effect of dilutive stock
  options                           8,157         --          6,183        --
                                ----------------------    ---------------------
Total shares (denominator)         97,693       87,504       95,111      87,124
                                ======================    =====================

Net income (loss) per share     $    0.41   $    (2.74)   $    0.51   $   (3.33)
                                ======================    =====================


Total stock options outstanding, including antidilutive options, were 20.7 million and 20.2 million at September 26, 1999 and September 27, 1998, respectively. The Company's convertible debt was not dilutive in any of the periods presented.

Note 5 - Comprehensive Income (Loss)

The components of comprehensive income (loss) were as follows:

                                  Three months ended        Six months ended
     (in thousands)             ---------------------    ----------------------
                                 Sep. 26     Sep. 27      Sep. 26      Sep. 27
                                   1999        1998        1999         1998
                                ---------------------    ----------------------
Net income (loss)               $  40,467   $(239,362)   $  48,945    $(290,307)
Currency translation
   adjustments                        495         128        1,173         (410)
Unrealized gain (loss) on
   available-for-sale
   investments                        251         812         (542)         894
                                ---------------------    ----------------------
  Comprehensive income (loss)   $  41,213   $(238,422)   $  49,576    $(289,823)
                                =====================    ======================


The components of accumulated other comprehensive loss (not tax affected) were as follows:

                                                         Sep. 26,       Mar. 28,
     (in thousands)                                        1999           1999
                                                         ----------------------
Cumulative translation adjustments                       $(2,484)       $(3,657)
Unrealized loss on available-for-sale
  investments                                               (594)           (52)
                                                         ----------------------
                                                         $(3,078)       $(3,709)
                                                         ======================


Note 6 - New Accounting Pronouncements

In July 1999, the Financial Accounting Standards Board (FASB) issued SFAS No. 137, "Deferral of the Effective Date of SFAS No. 133" which defers the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging
Activities". The Company plans to adopt SFAS No. 133 as of the beginning of fiscal 2002. SFAS No. 133 requires that all derivatives be recognized in the balance sheet as assets or liabilities and measured at fair value. SFAS No. 133 also requires current recognition in earnings of changes in these fair values, depending on the intended use and designation of the derivative. The Company is currently evaluating the impact of SFAS No. 133 but does not expect any material effects on its financial position or results of operations.


Note 7 - Inventories, Net

Inventories, net, consisted of the following:

                                                     Sep. 26,     Mar. 28,
     (in thousands)                                    1999         1999
                                                    ----------------------
     Raw materials                                  $   3,520     $  5,986
     Work-in-process                                   42,755       36,995
     Finished goods                                    16,961       17,806
                                                    ----------------------
                                                    $  63,236     $ 60,787
                                                    ======================

Note 8 - Industry Segments

The Company has three reportable segments: Communications and High-Performance Logic, SRAMs, and x86 Microprocessors. The Communications and High-Performance Logic segment includes communications memories, networking devices, embedded RISC microprocessors and high-performance logic and clock management devices. The SRAMs segment consists mainly of high-speed SRAMs. The tables below provide information about these segments for the three- and six-month periods ended September 26, 1999 and September 27, 1998:

Revenues by Segment
(in thousands)
                                     Three months ended     Six months ended
                                    Sep. 26,     Sep. 27,   Sep. 26,  Sep. 27,
                                      1999         1998       1999      1998
                                   ----------------------  ------------------
Communications and
   High-Performance Logic           $119,949    $107,807    $233,123   $227,839
SRAMs                                 42,469      30,282      79,914     60,029
x86 Microprocessors                    2,659       8,642       6,021     11,884
All Other                              8,467          --       8,467         --
                                   ---------------------   --------------------
Total consolidated revenues         $173,544    $146,731    $327,525   $299,752
                                   =====================   ====================

Profit (loss) by Segment
(in thousands)

                                     Three months ended      Six months ended
                                    Sep. 26,     Sep. 27,   Sep. 26,  Sep. 27,
                                      1999         1998       1999      1998
                                   ----------------------  ------------------
Communications and
    High-Performance Logic          $ 25,144    $ 21,471    $ 50,823   $ 47,475
SRAMs                                 (5,082)    (33,450)    (16,551)   (60,734)
x86 Microprocessors                     (723)     (2,398)     (9,656)   (20,734)
All Other                              8,467          --       8,467         --
Restructuring charges, asset
   impairment and other                   --    (178,328)         --   (207,244)
Other nonrecurring costs                  --      (8,646)         --    (15,069)
Interest income and other             18,278       1,580      25,581      3,010
Interest expense                      (3,487)     (3,885)     (7,143)    (7,389)
                                   ---------------------   --------------------
Income (loss) before income taxes   $ 42,597   $(203,656)   $ 51,521  $(260,685)
                                   =====================   ====================

Revenues and costs on the "All Other" line of the table above relate primarily to revenues from broad licensing agreements, which the Company does not allocate to other segments. The Company expects to cease sales of x86 Microprocessor products during calendar 2000.

Note 9 - Licensing Agreements and Sales of Assets

In September 1999, the Company completed the sale of x86 intellectual property and its Centaur x86 microprocessor design subsidiary, located in Austin, Texas, to VIA Technologies Inc. ("VIA"), a Taiwanese company, and its partners for an aggregate amount of $31 million. The design subsidiary consisted mainly of x86 related employees and property, plant and equipment. IDT and VIA also entered into a patent cross license agreement relating to certain non-x86 IDT patents under which IDT received $20 million.

The Company recorded a pretax gain of $19.6 million, net of transaction costs, upon closure of the sale transaction. The Company has also deferred $20.0 million in future revenue related to the cross license agreement, which will be recognized ratably over the average life of the patents, which approximates seven years.

During the quarter ended September 26, 1999, the Company also entered into an intellectual property cross license agreement with Intel Corporation for $20.5 million, $8.5 million of which was recognized currently as revenue. The remaining cross license fee will be recognized ratably over the average remaining life of the patents, which approximates seven years.


Note 10 - Related Party Transactions

During fiscal 1998, a director of the Company acted as an uncompensated agent on behalf of a subsidiary of the Company in acquiring parcels of land for future corporate development. As of March 28, 1999, the Company owed the director $11.5 million, representing the purchase price of the land. In September 1999, that subsidiary of the Company sold the land at its acquisition price to Acquisition Technology, Inc., of which the director is president.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All references are to the Company's fiscal quarters ended September 26, 1999 ("Q2 2000"), June 27, 1999 ("Q1 2000"), and September 27, 1998 ("Q2 1999"),
unless otherwise indicated. Quarterly financial results may not be indicative of the financial results of future periods. All non-historical information contained in this discussion and analysis constitutes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

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

HISTORICAL   INFORMATION   RELATING  TO  FISCAL  1999  RESTRUCTURING  AND  ASSET
IMPAIRMENT AND OTHER CHARGES AND ACTIONS TAKEN

During the first six months of fiscal 1999, IDT recorded $207.2 million in charges related to asset impairment and restructuring, which were specifically identified in the Condensed Consolidated Statements of Operations, and an additional $9.0 million of charges which were recorded as operating expenses. These charges related principally to closure of one of three wafer fabrication facilities located in the United States, recording an asset impairment charge to reduce the carrying value of one of the remaining facilities, discontinuing research initiatives and costs associated with intellectual property matters. These charges are discussed below under the captions "Gross Profit," "Research and Development" and "Selling, General and Administrative."

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

In addition to providing incremental manufacturing capacity, the Hillsboro facility provides the Company with advanced wafer fabrication technology and capability. However, the costs of such advanced wafer manufacturing technology and capability are significant. To recover such costs, semiconductor manufacturers must be able to amortize device design, equipment and facility acquisition costs over a significant volume of products with a selling price that reasonably reflects the advanced level of technology employed in their design and manufacture.

As IDT's additions to manufacturing capacity became available for use in fiscal 1997, business conditions in the memory sector of the semiconductor industry changed dramatically. Selling prices of industry-standard SRAM components fell as much as 80% over an approximate 12-month period. The price decreases were the result of a significant increase in market supply of industry standard SRAM parts from principally foreign competitors, such as Samsung, Winbond, UMC and other Taiwanese and Korean companies, which allocated increased capacity to SRAM products. Also, U.S.-based companies with Taiwan- and Korean-sourced SRAM wafers from foundries such as TSMC provided additional product supply. These competitors reduced prices at a time when market demand slowed as customers reduced the levels of inventories carried.

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

The Company is moving away from dependence on industry-standard products, is expanding the range of its products manufactured at Hillsboro, and, as noted above, has increased the level of manufacturing facility utilization. However, as of early fiscal 1999, the products historically manufactured in the Hillsboro facility and planned for the near term were principally SRAM and x86 microprocessor products (x86 products represented a small percentage of IDT's total revenues, and IDT has since sold some of its x86 related assets). In fiscal 1999, the pricing of industry standard SRAM and x86 products manufactured by the Company remained low. As a result of low market prices, the cash flows generated by sales of products manufactured at Hillsboro were disproportionate to the cost of the facility and significantly less than the cash flows generated by IDT's other comparable manufacturing activities.

In fiscal 1999, the Company performed an asset impairment review for the Hillsboro facility based upon IDT's operating conditions, and concluded that, despite the closure of its San Jose facility, IDT was still in a position of overcapacity. The impairment review revealed that then projected production volumes and related cash flows from the Hillsboro facility would not be sufficient to recover the carrying value of that manufacturing facility. Therefore, in accordance with current accounting literature, IDT concluded that the carrying value of the Hillsboro manufacturing assets was impaired and wrote down the carrying values of these assets to fair market value, as estimated by third parties with significant experience in marketing and selling used semiconductor equipment.

As discussed below, the semiconductor industry is cyclical in nature, and while demand and price levels for the products manufactured at the Hillsboro facility may improve from fiscal 1999 levels, in fiscal 1999, the timing and degree of any such recovery was uncertain.

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

Revenues for Q2 2000 were $173.5 million, an increase of $19.6 million compared to the $154.0 million recorded in Q1 2000, and an increase of $26.8 million over revenues of $146.7 reported for Q2 1999. Revenues for the first six months of fiscal 2000 were $327.5 million, a $27.8 million increase over the comparable period in fiscal 1999. Included in Q2 2000 revenue is approximately $8.5 million which represents currently recognized revenue associated with an intellectual property cross license with Intel Corporation ("Intel"). In Q2 2000, IDT entered into a cross license with Intel and received as consideration $20.5 million. The remaining revenue associated with the cross license with Intel is being recognized over the estimated useful life of the relevant intellectual property. Revenue associated with the ongoing operations of the Company was $165.1 million.

Excluding the effect of intellectual property licensing revenues, the increase in quarterly and six- month revenues to $165.1 million and $319.0 million, respectively, is primarily the result of increased sales of semiconductor products to IDT's Communications and High Performance Logic and SRAM customers, partially offset by a decline in sales of x86 Microprocessor products. Sales of IDT's Communications and High Performance Logic and SRAM products increased in the quarter and six-month periods ended Q2 2000, primarily because of increased volumes of products sold. Sales of x86 microprocessor products for the quarter and six months ended Q2 2000 declined to $2.7 million and $6.0 million, respectively, and were $8.6 million and $11.9 million in the comparable periods of fiscal 1999. In calendar 2000, IDT intends to cease selling x86 products, except where required to do so by contract. IDT does not expect x86 sales volumes, if any, under existing contracts to be significant. The Company believes revenues and costs associated with existing and new products in the Communications and High-Performance Logic and SRAM segments will increase in future quarters as the Company continues to execute product introduction strategies, assuming that overall levels of industry demand continue to improve. Excluding any potential risks and costs to combine QSI manufacturing operations with IDT's manufacturing operations, the merger of QSI into the Company is essentially complete and expected to continue to benefit operating results.

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

GROSS PROFIT

Gross profit for Q2 2000 was $84.3 million, compared to gross profit of $68.4 million in Q1 2000 and a loss of $132.8 million in Q2 1999. Gross profit for the first six months of fiscal 2000 increased by $267.9 million compared to the same period in the previous fiscal year. Excluding restructuring charges, asset impairment and other costs, IDT's gross profit as a percentage of revenues improved in both the quarter and six-month period ended Q2 2000. Gross profit as a percentage of revenues also improved in Q2 2000 over the comparable percentage for Q1 2000. As a percentage of revenues, gross profit was 46.3% on an operating basis in Q2 2000, 44.4% in Q1 2000 and 45.4% for the six-month period ended Q2 2000. In fiscal 1999, the comparable percentages were 31.1% for Q2 1999 and 30.7% for the six-month period ended Q2 1999.

IDT's gross margin has improved in fiscal 2000 over comparable periods in fiscal 1999 because of higher revenues, increased unit sales, and the consolidation of fabrication production volumes in fiscal 1999, including the closure of one fabrication facility. Consolidation of production volumes has allowed IDT to improve utilization of its remaining fabrication facilities, resulting in a lower overall cost per unit produced. IDT's gross margin has also improved in fiscal 2000 over fiscal 1999 because a reduction in depreciation expense resulting from lower carrying values of impaired manufacturing assets.

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

At the end of Q2 2000, the net book value of assets held for sale totaled $0.9 million and has been included in other current assets. Due to current oversupply conditions for used semiconductor equipment, the Company cannot estimate a date for disposal of all used semiconductor equipment.

In Q2 2000, the Company also recorded a $131.9 million asset impairment and other charge which related primarily to an asset impairment reserve recorded against the manufacturing assets of IDT's eight-inch wafer fabrication facility in Hillsboro. The Company determined that due to excess industry capacity and low prices for semiconductor products manufactured in the Hillsboro facility, future undiscounted cash flows related to its wafer fabrication assets were insufficient to recover the carrying value of the assets. As a result, the Company wrote down these assets to estimated fair market value based primarily on appraisals and estimates from independent parties. Of the $131.9 million, $5.0 million is to settle certain patent claims against the Company.

The Company realized annual cost savings of approximately $45 million as a result of manufacturing restructuring actions taken in Q2 1999 (see Note 3 of Notes to Condensed Consolidated Financial Statements). The cost savings associated with the manufacturing restructuring were partially realized in Q4 1999 and fully realized beginning in Q1 2000. As a result of asset impairment charges in fiscal 1999, which reduced the carrying value of manufacturing equipment, IDT's annual depreciation expense was reduced by approximately $25 million.

Historically, SRAM and x86 microprocessor products have been produced at the Hillsboro facility and the Company is unable to predict whether demand for industry-standard SRAM products, or IDT's share of the available markets, will improve. Should IDT's production volumes, especially at its fabrication facilities, decline and should the Company be unable to otherwise increase revenue or decrease costs per unit sold, the Company's gross profit would be adversely impacted. Further, if prices on new or existing industry-standard SRAM products do not improve or the Company is not able to manufacture and sell other products at comparable or better margins, and if a greater percentage of the Hillsboro facility's operating costs are allocated to cost of goods sold based on activities performed, then gross margin may not improve, or may decrease.


RESEARCH AND DEVELOPMENT

For Q2 2000, research and development ("R&D") expenses increased by $1.4 million from Q1 2000 and decreased by $10.7 million compared to Q2 1999. R&D expenses decreased by $25.8 million for the first six months of fiscal 2000 compared to the first six months of fiscal 1999. R&D expenses for Q1 1999 included $5.5 million in charges, primarily associated with discontinuing certain development efforts, severance and termination costs associated with development personnel and related payments under technology license agreements associated with such development efforts. Development efforts discontinued included a graphics chip and a specialized logic chip. Cost savings associated with discontinuing these development efforts are approximately $1 million per quarter. R&D expenses for Q2 1999 included $.6 million in costs, primarily associated with retention costs earned by research and development staff during Q2 1999 which are employed at the San Jose fabrication facility.

R&D expenses in the six month period ended Q2 2000 were lower than the comparable period in fiscal 1999 primarily because of reduced process R&D associated with the closure of IDT's San Jose, California wafer fabrication facility which was closed during the consolidation of IDT's fabrication facilities discussed above. The allocation of manufacturing costs associated with process R&D has decreased in fiscal 2000 as a result of fewer fabrication facilities and continued improved manufacturing facility utilization at the remaining facilities.

Management expects that in the coming quarters, R&D expense will decrease as a result of the sale of the Austin x86 microprocessor design center during Q2 2000. Current R&D activities include enhancing IDT's family of specialty memory products for the communications and networking markets, conducting research into applications of high-speed DRAM technology for the communications market, developing RISController(TM) microprocessors primarily for communications and embedded control applications and developing an advanced SRAM architecture that significantly improves performance of communications applications requiring frequent switches between reads and writes.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative ("SG&A") expenses decreased by $1.4 million and $3.2 million for Q2 2000 compared to Q1 2000 and Q2 1999, respectively. For the first six months of fiscal 2000, SG&A expenses decreased by $0.5 million compared to the first six months of fiscal 1999. The decrease in SG&A in Q2 2000 when compared to Q1 2000 is primarily attributable to the non-recurring nature of the merger expenses, described below, which were recorded as SG&A in Q1 2000.

The Company expects that in the coming quarters recurring SG&A expenses will remain relatively constant with Q2 2000 levels, except for costs such as sales commissions and sales bonuses which will vary in relation to sales volumes. Upon the completion of management information systems implementation projects, anticipated to occur within calendar 1999, management expects that SG&A expenses as a percentage of sales will decrease.

MERGER EXPENSES

The Company incurred $4.8 million in expenses related to the QSI merger in Q1 2000, including $4.6 million in severance and employee retention costs. The Company incurred no merger-related expenses in Q2 2000.

INTEREST EXPENSE

Interest expense is primarily associated with the 5.5% Convertible Subordinated Notes, due in 2002, and secured equipment financing agreements which amortize over the term of the financing agreements. Interest expense of $3.5 million for Q2 2000 was essentially unchanged compared to Q1 2000 and Q2 1999. Interest expense for the six months ended September 26, 1999 was also essentially unchanged compared to the same period one year earlier.


INTEREST INCOME AND OTHER, NET

Interest income and other, net, was $18.3 million in Q2 2000, an increase of $11.0 million and $16.7 million compared to Q1 2000 and Q2 1999, respectively. Interest income and other, net for the six months ended September 26, 1999 increased by $22.6 million compared to the same period in fiscal 1999.

The increases in interest income and other, net, in fiscal 2000 compared to fiscal 1999 were mainly the result of gains of $19.6 million related to the sale of IDT's Centaur design subsidiary and WinChip processor intellectual property in Q2 2000. In Q2 2000, partially offsetting gains associated with these asset sales was a provision for a loan to an investee company. The Company also recognized a gain of $4.6 million gain on the sale of its closed San Jose facility in Q1 2000.


TAXES

The Company's effective tax rate for Q1 2000 and Q2 2000 was 5%. Tax expense for Q2 1999 of $35.7 million was primarily due to a reserve taken against the value of the Company's net deferred assets. The Company realized no federal tax benefit in fiscal 1999 as a whole because of IDT's inability to carry back losses. IDT expects that its effective tax rate in future fiscal years will be higher than the rate for fiscal 2000. The tax rate in future years will be dependent on IDT's level of profitability and the ability of the Company to recognize deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

At September 26, 1999, cash and cash equivalents were $240.6 million, an increase of $96.0 million from $144.6 million at March 28, 1999. Additionally, the Company had short-term investments of $79.8 million and $56.5 million at September 26, 1999 and March 28, 1999, respectively.

The Company generated $114.9 million in cash from operating activities during the first two quarters of fiscal 2000, up from $26.1 million for the same period in fiscal 1999. In Q2 2000, the Company received $20.5 million from Intel in connection with a cross license agreement. Of this amount, $8.5 million was recorded as revenue in Q2 2000 and the remainder as deferred revenue. Deferred revenue also includes $20 million received from VIA Technologies in Q2 2000 under another license agreement (see Note 9 of Notes to Condensed Consolidated Financial Statements).

During Q2 2000, IDT loaned $10 million to an investee company. The loan will provide the investee with the ability to continue its development activities while seeking other sources of long term funding.

During the first two quarters of fiscal 2000, the Company's net cash used for investing activities was $22.0 million, including $38.8 million for capital expenditures. The Company received $43.7 million in proceeds from sales of property, plant and equipment, consisting primarily of the sale of the San Jose fabrication facility, which had been closed during fiscal 1999 in connection with the Company's restructuring efforts, and assets associated with the Company's x86 design subsidiary.

Financing activities provided $3.0 million during the first six months of fiscal 2000. Financing activities included the repurchase and retirement of 5.5% Convertible Subordinated Notes for $3.5 million. The notes had a face value of $4.5 million. The Company may retire additional portions of the notes from time to time, as authorized by the Board of Directors.

Cash provided by financing activities was $29.4 million in the first six months of fiscal 1999, due mainly to several equipment financing transactions during Q1 1999. The Company entered into capital leases under which it sold certain previously purchased manufacturing equipment to leasing companies which leased them back to IDT for use at the Hillsboro fabrication facility. These lease transactions generated $19.0 million in cash proceeds. The Company also entered into other capital leases for manufacturing equipment in Q1 1999. In total, the Company's lease obligations under capital leases increased by $24.0 million in connection with these transactions.

Under another leasing arrangement, equipment purchased for the Hillsboro facility with a net book value of $11.9 million was sold and leased back for use at the Hillsboro facility under a lease classified as operating. The Company also entered into a $5.0 million secured loan arrangement which is collateralized by certain manufacturing assets.

IDT anticipates capital expenditures of approximately $50 million during the second half of fiscal 2000. The Company plans to finance these expenditures primarily through cash generated from operations and existing cash and investments. The Company may also investigate other financing alternatives, depending on whether available terms are favorable to the Company.

The Company believes that existing cash and cash equivalents, cash flow from operations and credit facilities available to the Company will be sufficient to meet its working capital, mandatory debt repayment and anticipated capital expenditure requirements through the remainder of fiscal 2000 and 2001. While the Company is reviewing all operations with respect to cost-savings opportunities, there can be no assurance that the Company will not be required to seek other financing sooner or that such financing, if required, will be available on terms satisfactory to the Company. If the Company is required to seek other financing sooner, the unavailability of financing on terms satisfactory to IDT could have a material adverse effect on the Company.

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

IDT's Operating Results can Fluctuate Dramatically

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

The Cyclicality of the Semiconductor Industry Exacerbates the Volatility of IDT's Operating Results

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

Demand for IDT's Products Depends on Demand in the Computer and Communications Markets

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


IDT's Product Manufacturing Operations are Complex and Subject to Interruption

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

IDT also has wafer fabrication facilities located in Salinas, California and, as a result of the QSI merger, in eastern Australia. Substantially all of IDT's revenues are derived from products manufactured at facilities which are exposed to the risk of natural disasters, including earthquakes. If IDT were unable to use these facilities, as a result of a natural disaster, or otherwise, IDT's operations would be materially adversely affected until the Company was able to obtain other production capability. IDT does not carry earthquake insurance on its facilities, as adequate protection is not offered at economically justifiable rates.

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

IDT's Operating Results can be Substantially Impacted by Facility Expansion, Utilization and Consolidation

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

IDT's Results are Dependent on the Success of New Products

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

IDT is Dependent on a Limited Number of Suppliers

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

IDT May Require Additional Capital on Satisfactory Terms to Remain Competitive

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

Intellectual   Property  Claims  Could  Adversely   Affect  IDT's  Business  and
Operations

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

International Operations Add Increased Volatility to IDT's Operating Results

A substantial percentage of IDT's revenues are derived from non-U.S. sales. During the first six months of fiscal 2000, fiscal 1999, fiscal 1998 and fiscal 1997, non-U.S. sales accounted for 37%, 37%, 39% and 38% of IDT's revenues, respectively. During these periods, Asia-Pacific sales accounted for 9%, 8%, 10% and 8% of IDT's revenues, respectively. In addition, IDT's offshore assembly and test operations incur payroll, facilities and other expenses in local currencies. Accordingly, movements in foreign currency exchange rates, such as those seen recently in the Far East, can impact both pricing and demand for IDT's products as well as its cost of goods sold. IDT's offshore operations and export sales are also subject to risks associated with foreign operations, including:

     o   political itstability;

     o   currency controls and fluctuations;

     o   changes in local economic  conditions  and import and export  controls;
         and

     o   changes in tax laws, tariffs and freight rates.

Contract pricing for raw materials used in the fabrication and assembly processes, as well as for subcontract assembly services, can also be impacted by currency exchange rate fluctuations.

IDT is Subject to Risks Associated with Using Hazardous Materials in its Manufacturing

IDT is subject to a variety of environmental and other regulations related to hazardous materials used in its manufacturing process. Any failure by IDT to control the use of, or to restrict adequately the discharge of, hazardous materials under present or future regulations could subject it to substantial liability or could cause its manufacturing operations to be suspended.

IDT's Common Stock is Subject to Price Volatility

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

Impact of Year 2000 on IDT's Operations

The Company, like many other companies, is subject to the risks associated with the Year 2000. If IDT's, its suppliers' or its customers' business systems do not correctly process date information beyond December 31, 1999, there could be an adverse impact on IDT's business. IDT is taking steps to minimize the risk to its business.

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

Many companies utilize software programs throughout their operations that include dates and make date-sensitive calculations based on two-digit fields which are assumed to begin with the year 1900. Software programs written based on this assumption are vulnerable, as the year 2000 approaches, to miscalculations and other operational errors that may be significant to their overall effectiveness. The Company relies upon products and information from critical suppliers, large customers and other outside parties, in the normal course of business, whose software programs are subject to this problem. Should miscalculations or other operational errors occur as a result of the Year 2000 issue, IDT or the parties on which it depends may be unable to produce reliable information or process routine transactions. Furthermore, in the worst case, IDT or the parties on which it depends may, for an extended period of time, be incapable of conducting critical business activities, which include but are not limited to, manufacturing and shipping products, invoicing customers and paying vendors.

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

All critical business and manufacturing systems have been inventoried, the Year 2000 impact assessed, remediation plans developed and implemented and the systems tested. IDT will maintain the systems to ensure continued Year 2000 compliance. IDT has completed the installation of business and planning software licensed from SAP America, Inc. and i2 Technologies, Inc. IDT believes its critical business and manufacturing systems, i.e. all systems that are essential for IDT's continued operations, are now Year 2000 ready.

IDT Products. IDT has assessed all of its products, including the products acquired by IDT through its April 1999 acquisition of QSI. No Year 2000 related issues exist with any of IDT's products. Although IDT's products are not designed to store or manipulate dates, all other technology and products used in conjunction with the IDT product must be Year 2000 compliant to ensure proper exchange of date data.

IDT Business Partners. IDT has made inquiries of its major suppliers and has received responses to these inquiries from 100 percent of its critical suppliers. IDT, either individually or with the assistance of third parties, is auditing its major suppliers regarding their Year 2000 readiness. Follow-up activities seek to determine whether the supplier is taking all appropriate steps to fix Year 2000 problems and be prepared to continue functioning effectively as a supplier in accordance with IDT's standards and requirements.

To the extent possible, IDT has been working with the infrastructure suppliers for its manufacturing sites and transportation carriers to seek to ensure continuity of services. Contingency planning regarding major infrastructure failure generally includes considering increasing inventory levels above normal reserves and evaluating the need to locate inventory in other geographic locations.

Unfortunately, it is not possible to identify or avoid all possible scenarios. However, with its contingency planning, IDT is assessing various scenarios and attempting to mitigate their impact, should such scenarios occur. Due to the large number of variables, including those over which IDT has little or no control, IDT is unable to provide an estimate of the damage that might occur should one or more of the scenarios take place.

By the year 2000, over a five-year period, IDT will have replaced substantially all of its enterprise-wide systems. IDT has not allocated a portion of the total project cost to the Year 2000 issue. While IDT continues to monitor its system implementation costs, IDT does not believe the incremental project cost associated with Year 2000 compliance to be material, as this feature is included with software purchased by IDT to satisfy its business needs. Implementation projects, dates and timelines have been determined primarily by IDT's expanding and changing business requirements and have not been accelerated to date for Year 2000 reasons. Manufacturing systems represent IDT's only significant non-information technology (IT) systems. Amounts paid to manufacturing equipment vendors to obtain software upgrades to remediate Year 2000 issues will approximate $400,000.

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

PART II OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  The following exhibit is filed herewith:


     Exhibit No.       Description
     -----------       -----------

     27             Financial Data Schedule


     (b) Reports on Form 8-K:

On July 26, 1999, the Company filed a Form 8-K to announce, under Item 5, the appointment of Jerry Taylor as president and as a member of the board of directors. No financial statements were filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       INTEGRATED DEVICE TECHNOLOGY, INC.





Date: November 9, 1999         /s/  JERRY G. TAYLOR
                                    ---------------------------------------
                                    Jerry G. Taylor
                                    President
                                    (duly authorized officer)


Date: November 9, 1999         /s/  ALAN F. KROCK
                                    ---------------------------------------
                                    Alan F. Krock
                                    Vice President, Chief Financial Officer
                                    (principal accounting officer)