Form 10-Q
period 1999-12-26
INTEGRATED DEVICE TECHNOLOGY INC
filed 2000-02-09
CIK 703361

================================================================================

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 26, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

The number of outstanding shares of the registrant's Common Stock, $.001 par value, as of January 21, 2000, was approximately 93,534,200.


Page 1
================================================================================

PART I   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE DATA)

                                   Three months ended     Nine months ended
                                  -------------------   --------------------
                                   Dec. 26,   Dec. 27,  Dec. 26,   Dec. 27,
                                     1999       1998      1999       1998
                                  --------------------  --------------------

Revenues                          $ 176,698  $ 149,705  $ 504,223  $ 449,457
Cost of revenues                     91,488     95,198    266,346    302,975
Restructuring charges, asset
  impairment and other               (3,783)        --     (3,783)   207,244
                                  ---------  ---------   --------  ----------
Gross profit                         88,993     54,507    241,660    (60,762)
                                  ---------  ---------   --------  ----------
Operating expenses:
  Research and development           26,397     31,990     81,879    113,291
  Selling, general and
    administrative                   28,702     29,015     87,964     88,751
  Merger expenses                        --         --      4,840         --
                                  ---------  ---------   --------  ----------
Total operating expenses             55,099     61,005    174,683    202,042
                                  ---------  ---------   --------  ----------

Operating income (loss)              33,894     (6,498)    66,977   (262,804)

Interest expense                     (3,424)    (3,893)   (10,567)   (11,282)
Interest income and other, net        2,405        561     27,986      3,571
                                  ---------  ---------   --------  ----------

Income (loss) before income
   taxes                             32,875     (9,830)    84,396   (270,515)

Provision for income taxes            1,644        155      4,220     29,777
                                  ---------  ---------   --------  ----------

Net income (loss)                 $  31,231  $  (9,985) $  80,176  $(300,292)
                                  =========  =========   ========  ==========

Basic net income (loss)
   per share                      $    0.34  $   (0.11) $    0.89  $   (3.44)
Diluted net income (loss)
   per share                      $    0.31  $   (0.11) $    0.83  $   (3.44)

Weighted average shares:
   Basic                             91,571     87,468     89,809     87,239
   Diluted                           99,630     87,468     97,100     87,239



The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED; IN THOUSANDS)

                                                        Dec. 26,       Mar. 28,
                                                          1999           1999
                                                       -------------------------
ASSETS
Current assets:
   Cash and cash equivalents                           $ 153,668      $ 144,598
   Short-term investments                                193,051         56,516
   Accounts receivable, net                               86,763         58,899
   Inventories, net                                       68,259         60,787
   Prepayments and other current assets                   15,961         42,015
                                                       ---------      ---------
Total current assets                                     517,702        362,815

Property, plant and equipment, net                       266,256        299,235
Other assets                                              55,614         59,155
                                                       ---------      ---------
TOTAL ASSETS                                           $ 839,572      $ 721,205
                                                       =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                     $  45,027      $  37,076
  Accrued compensation and related expenses               22,742         16,736
  Deferred income on shipments to
       distributors                                       59,450         41,759
  Other accrued liabilities                               47,010         63,100
                                                       ---------      ---------
Total current liabilities                                174,229        158,671

Convertible subordinated notes, net                      180,367        184,354
Other liabilities                                         99,372         78,854
                                                       ---------      ---------
Total liabilities                                        453,968        421,879

Stockholders' equity:
  Preferred stock                                           --             --
  Common stock and additional paid-in capital            400,245        372,988
  Treasury stock                                            --           (1,638)
  Accumulated deficit                                    (10,787)       (68,315)
  Accumulated other comprehensive loss                    (3,854)        (3,709)
                                                       ---------      ---------
Total stockholders' equity                               385,604        299,326
                                                       ---------      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 839,572      $ 721,205
                                                       =========      =========


The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED; IN THOUSANDS)

                                                            Nine Months Ended
                                                         -----------------------
                                                          Dec. 26,     Dec. 27,
                                                            1999         1998
                                                         ---------    ---------
OPERATING ACTIVITIES:
  Net income (loss)                                      $  80,176    $(300,292)
  Adjustments:
    Depreciation and amortization                           66,610       90,633
    (Gain) loss on sale of property, plant and
      equipment                                            (11,815)         835
    Deferred tax assets                                       --         28,813
    Restructuring, asset impairment and other                 --        179,428

  Changes in assets and liabilities:
      Accounts receivable                                  (28,667)      18,477
      Inventories                                          (10,611)      12,030
      Prepayments and other assets                          10,751       14,941
      Accounts payable                                       8,675      (27,336)
      Accrued compensation and related expenses              6,246       (2,503)
      Deferred income on shipments to distributors          17,690      (17,966)
      Deferred revenue                                      32,033         --
      Other accrued liabilities                            (13,232)      28,479
                                                         ---------    ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                  157,856       25,539
                                                         ---------    ---------
INVESTING ACTIVITIES:
    QSI net cash used during the period from
       October 1, 1998 to March 31, 1999                    (1,146)        --
    Purchases of property, plant and equipment             (65,117)     (98,123)
    Proceeds from sales of property, plant and
          equipment                                         43,869        1,558
    Purchases of short-term investments                   (159,614)     (86,453)
    Proceeds from sales of short-term investments           19,849       70,211
                                                         ---------    ---------
NET CASH USED FOR INVESTING ACTIVITIES                    (162,159)    (112,807)
                                                         ---------    ---------
FINANCING ACTIVITIES:
    Issuance of common stock, net                           28,689        6,651
    Repurchase of common stock                                --         (4,786)
    Proceeds from secured equipment financing                 --         31,993
    Payments on capital leases and other debt              (15,316)     (14,115)
                                                         ---------    ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                   13,373       19,743
                                                         ---------    ---------
Net increase (decrease) in cash and cash
          equivalents                                        9,070      (67,525)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           144,598      155,517
                                                         ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $ 153,668    $  87,992
                                                         =========    =========

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

These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended March 28, 1999. The results of operations for the nine-month period ended December 26, 1999 are not necessarily indicative of the results to be expected for the full year.

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

Because the fiscal year ends of IDT and QSI differed, the statements of operations and balance sheet data for QSI have been recast as shown below:

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

For fiscal 1999, the results of operations of IDT for the three- and nine-month periods ended December 27, 1998 have been combined with the results of operations of QSI for the three- and nine-month periods ended June 30, 1998, respectively. The results of operations previously reported by the separate companies and the combined amounts presented in the accompanying condensed consolidated financial statements are presented below.

Three months ended December 27, 1998
(In thousands)

                                     IDT               QSI              Total
                                  ---------         ---------         ---------
Total revenue                     $ 135,690         $  14,015         $ 149,705
Net loss                          $  (4,578)        $  (5,407)        $  (9,985)


Nine months ended December 27, 1998
(In thousands)

                                      IDT               QSI              Total
                                  ---------         ---------         ---------
Total revenue                     $ 400,812         $  48,645         $ 449,457
Net loss                          $(291,619)        $  (8,673)        $(300,292)


Through December 26, 1999, IDT incurred $5.8 million in merger-related costs, including $1.0 million in fiscal 1999 and $4.8 million in fiscal 2000. Of this amount, $4.6 million related to payments for severance, retention and change-of-control agreements. The remainder consisted primarily of accounting and legal fees and printing costs.

Note 3 - Restructuring Charges, Asset Impairment and Other

During the first six months of fiscal 1999, the Company recorded $207.2 million of charges in cost of revenues relating primarily to asset impairment, restructuring associated with closure of a manufacturing facility and costs associated with certain technology licensing matters. In the fourth quarter of fiscal 1999, the Company reversed $3 million of the costs associated with technology licensing matters upon settlement of certain of those matters. In the third quarter of fiscal 2000, the Company reversed an additional $3.8 million in charges, due to the settlement of certain technology licensing and other matters.

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

Separately in the first quarter of fiscal 1999, the Company also recorded $5.5 million in research and development expenses and $0.2 million in selling, general and administrative expenses for costs associated with discontinuance of certain development efforts, including a graphics chip and a specialized logic chip. These charges were comprised primarily of severance costs and technology license payments associated with the discontinued efforts.

During the second quarter of fiscal 1999, the Company incurred restructuring charges which aggregated $46.4 million and related primarily to a provision for exit and closure costs associated with the San Jose, Calif. wafer fabrication facility, which the Company closed in the third quarter of fiscal 1999. The Company completed the sale of the San Jose facility in the first quarter of fiscal 2000.

The following table sets forth the Company's restructuring activities through December 26, 1999:

                                   Balance                              Balance
                                   Mar. 28,                             Dec. 26,
                                    1999      Utilized  Adjustments       1999
                                    -------   --------    --------     --------
    Write-down of fixed assets      $    --   $     --    $     --     $    --
    Severance and other employee
      related charges                   300       (212)        (88)         --
    Closure costs for
      manufacturing facility          5,232     (3,096)     (2,136)         --
                                    -------   --------    --------     -------
                                    $ 5,532   $ (3,308)   $ (2,224)    $    --
                                    =======   ========    ========     =======

The Company has completed its exit plan for the San Jose facility. Adjustments include a $0.8 million reversal related to the settlement of a dispute, which is included in pretax income for the period ended December 26, 1999. The Company has also reclassified a portion of the closure-costs reserve to cover long-term environmental indemnification for the San Jose plant.

Also in the second quarter of fiscal 1999, the Company recorded a $131.9 million asset impairment and other charge which related primarily to an asset impairment reserve recorded against the manufacturing assets of IDT's eight-inch wafer fabrication facility in Hillsboro, Oregon. The Company determined that due to excess industry capacity and low prices for semiconductor products manufactured in the Hillsboro facility, future undiscounted cash flows related to its wafer fabrication assets were insufficient to recover the carrying value of the assets. As a result, the Company wrote down these assets to estimated fair market value based primarily on appraisals and estimates from independent parties. Of the $131.9 million, $5.0 million was to settle certain patent claims against the Company.

Note 4 - Earnings Per Share

Basic and diluted net income (loss) per share are computed using weighted-average common shares outstanding in accordance with Statements of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." Diluted net income per share also considers the effect of stock options and convertible debt. The following table sets forth the computation of basic and diluted net income (loss) per share:

                                Three months ended       Nine months ended
                                --------------------     --------------------
(in thousands except per        Dec. 26,    Dec. 27,     Dec. 26,    Dec. 27,
share amounts)                    1999        1998        1999        1998
                                --------------------     --------------------

  Basic:

  Net income (loss)(numerator)  $  31,231  $  (9,985)    $  80,176  $(300,292)
                                =========  =========     =========  =========
  Weighted average shares
      outstanding (denominator)    91,571     87,468        89,809     87,239
                                =========  =========     =========  =========
  Net income (loss) per share   $    0.34  $   (0.11)    $    0.89  $   (3.44)
                                =========  =========     =========  =========

  Diluted:

  Net income (loss)(numerator)  $  31,231  $  (9,985)    $  80,176  $(300,292)
                                =========  =========     =========  =========
  Weighted average shares
    outstanding                    91,571     87,468        89,809     87,239
  Net effect of dilutive stock
    options                         8,059         --         7,291         --
                                ---------  ---------     ---------  ---------
  Total shares (denominator)       99,630     87,468        97,100     87,239
                                =========  =========     =========  =========

  Net income (loss) per share   $    0.31  $   (0.11)    $    0.83  $   (3.44)
                                =========  =========     =========  =========


Total stock options outstanding, including antidilutive options, were 17.5 million and 18.8 million at December 26, 1999 and December 27, 1998, respectively. The Company's convertible debt was not dilutive in any of the periods presented.

Note 5 - Comprehensive Income (Loss)

The components of comprehensive income (loss) were as follows:

                                      Three months ended     Nine months ended

     (in thousands)                 --------------------  ---------------------
                                    Dec. 26,    Dec. 27,   Dec. 26,    Dec. 27,
                                      1999       1998       1999        1998
                                    --------------------  ---------------------

   Net income (loss)                $  31,231  $  (9,985) $  80,176  $(300,292)
   Currency translation adjustments        12     (1,297)     1,185     (1,707)
   Unrealized gain (loss) on
      available-for-sale investments     (788)      (806)    (1,330)        88
                                    ---------  ---------  ---------  ---------
     Comprehensive income (loss)    $  30,455  $ (12,088) $  80,031  $(301,911)
                                    =========  =========  =========  =========


The components of accumulated other comprehensive loss (not tax affected) were as follows:

                                                        Dec. 26,      Mar. 28,
     (in thousands)                                       1999          1999
                                                       ---------     --------
    Cumulative translation adjustments                 $  (2,472)    $ (3,657)
    Unrealized loss on available-for-sale
      investments                                         (1,382)         (52)
                                                       ---------     --------
                                                       $  (3,854)    $ (3,709)
                                                       =========     ========

Note 6 - New Accounting Pronouncements

In July 1999, the Financial Accounting Standards Board (FASB) issued SFAS No. 137, "Deferral of the Effective Date of SFAS No. 133" which defers the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Company plans to adopt SFAS No. 133 as of the beginning of fiscal 2002. SFAS No. 133 requires that all derivatives be recognized in the balance sheet as assets or liabilities and measured at fair value. SFAS No. 133 also requires current recognition in earnings of changes in these fair values, depending on the intended use and designation of the derivative. The Company is evaluating the impact of SFAS No. 133 but currently does not expect any material effects on its financial position or results of operations.

Note 7 - Inventories, Net

Inventories, net, consisted of the following:

                                                     Dec. 26,     Mar. 28,
     (in thousands)                                    1999         1999
                                                    ---------     --------
     Raw materials                                  $   5,311     $  5,986
     Work-in-process                                   38,312       36,995
     Finished goods                                    24,636       17,806
                                                    ---------     --------
                                                    $  68,259     $ 60,787
                                                    =========     ========

Note 8 - Industry Segments

The Company has three reportable segments: Communications and High-Performance Logic, SRAMs and Other, and x86 Microprocessors. The Communications and High-Performance Logic segment includes communications memories, networking devices, embedded RISC microprocessors and high-performance logic and clock management devices. The SRAMs and Other segment consists mainly of high-speed SRAMs. The tables below provide information about these segments for the three- and nine-month periods ended December 26, 1999 and December 27, 1998:

Revenues by Segment
(in thousands)

                                     Three months ended     Nine months ended
                                    Dec. 26,     Dec. 27,   Dec. 26,  Dec. 27,
                                      1999         1998       1999      1998
                                    --------    --------    --------  ---------
Communications and
  High-Performance Logic            $123,855    $106,339    $356,978  $ 334,178
SRAMs and Other                       49,524      31,534     137,905     91,563
x86 Microprocessors                    3,319      11,832       9,340     23,716
                                    --------    --------    --------  ---------
Total consolidated revenues         $176,698    $149,705    $504,223  $ 449,457
                                    ========    ========    ========  =========

Profit (loss) by Segment
(in thousands)

                                     Three months ended      Nine months ended
                                    Dec. 26,     Dec. 27,   Dec. 26,  Dec. 27,
                                      1999         1998       1999      1998
                                    --------    ---------   --------   --------
Communications and
  High-Performance Logic            $ 32,872    $ 19,753    $ 83,695  $  67,228
SRAMs and Other                       (2,322)    (23,422)    (10,406)   (84,156)
x86 Microprocessors                     (439)      1,784     (10,095)   (18,950)
Restructuring charges, asset
   impairment and other                3,783          --       3,783   (207,244)
Other nonrecurring costs                  --      (4,613)         --    (19,682)
Interest income and other              2,405         561      27,986      3,571
Interest expense                      (3,424)     (3,893)    (10,567)   (11,282)
                                    --------    --------    --------  ---------
Income (loss) before income taxes   $ 32,875    $ (9,830)   $ 84,396  $(270,515)
                                    ========    ========    ========  =========

The  Company  expects  future  sales  of  x86  Microprocessor   products  to  be
insignificant.

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

The Company recorded a pretax gain of $19.6 million, net of transaction costs, upon closure of the sale transaction. The Company also deferred $20.0 million in future revenue related to the cross license agreement, which is being recognized ratably over the remaining average life of the patents, which approximates seven years.

In August 1999, the Company also entered into an intellectual property cross license agreement with Intel Corporation for $20.5 million, $8.5 million of which was recognized as revenue during the quarter ended September 26, 1999. The remaining cross license fee is being recognized ratably over the average remaining life of the patents, which approximates seven years.

Note 10 - Related Party Transactions

During fiscal 1998, a director of the Company acted as an uncompensated agent on behalf of a subsidiary of the Company in acquiring parcels of land for future corporate development. At March 28, 1999, the Company owed the director $11.5 million, representing the purchase price of the land. In September 1999, that subsidiary of the Company sold the land at its acquisition price to Acquisition Technology, Inc., of which the director is president.

Note 11 - Litigation

In November 1998, the Company, along with 25 other companies, was sued in the U.S. District Court for the District of Arizona by the Lemelson Foundation ("Lemelson") for alleged patent infringement. Lemelson made similar allegations against the Company's subsidiary, Quality Semiconductor, Inc., and 87 other defendants in a lawsuit filed in February 1999. In November 1999, the Company entered into an agreement with Lemelson that settled all outstanding claims and granted the Company a license to use the Lemelson patents asserted against the Company and its subsidiary. In Q3 2000, the Company reversed the excess portion of reserves previously provided for this matter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All references are to the Company's fiscal quarters ended December 26, 1999 ("Q3 2000") September 26, 1999 ("Q2 2000"), and December 27, 1998 ("Q3 1999"), unless otherwise indicated. Quarterly financial results may not be indicative of the financial results of future periods. All non-historical information contained in this discussion and analysis constitutes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

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

As a result of the difficult operating conditions that had existed in the semiconductor industry for the past few years, and which intensified in the middle of calendar 1998, including excess product supply and low prices, IDT consolidated and streamlined its manufacturing operations. This operational decision, which included closure of the Company's wafer fabrication facility located in San Jose, California in late calendar 1998, primarily reflected industry oversupply conditions.

The Company is moving away from dependence on industry-standard products, is expanding the range of its products manufactured at Hillsboro, and has increased the level of manufacturing facility utilization. In fiscal 1999, the Company performed an asset impairment review for the Hillsboro facility based upon IDT's operating conditions, and concluded that, despite the closure of its San Jose facility, IDT was still in a position of overcapacity. The impairment review revealed that then projected production volumes and related cash flows from the Hillsboro facility would not be sufficient to recover the carrying value of that manufacturing facility. Therefore, in accordance with current accounting literature, IDT concluded that the carrying value of the Hillsboro manufacturing assets was impaired and wrote down the carrying values of these assets to fair market value, as estimated by third parties with significant experience in marketing and selling used semiconductor equipment.

As discussed below, the semiconductor industry is cyclical in nature, and while demand and price levels for the products manufactured at the Hillsboro facility have improved from fiscal 1999 levels, in fiscal 1999, the timing and degree of any such recovery was uncertain.

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

Revenues for Q3 2000 were $176.7 million, an increase of $3.2 million compared to the $173.5 million recorded in Q2 2000, and an increase of $27.0 million over revenues of $149.7 recorded for Q3 1999. Revenues for the nine months of fiscal 2000 were $504.2 million, an increase of $54.8 million over the comparable period in fiscal 1999. As described below, Q2 2000 revenues included $8.5 million associated with a cross license with Intel Corporation ("Intel"). Revenue associated with the ongoing operations of the Company in Q2 2000 was $165.1 million.

The increase in quarterly and nine- month revenues to $176.7 million and $504.2 million, respectively, is primarily the result of increased sales of IDT's Communications and High Performance Logic and SRAM and Other products, partially offset by a decline in sales of x86 Microprocessor products. Revenues from products in IDT's Communications and High Performance Logic and SRAM and Other segments increased in the quarter and nine-month periods ended Q3 2000, primarily because of increased volumes of products sold. Sales of x86 microprocessor products for the quarter and nine months ended Q3 2000 declined to $3.3 million and $9.3 million, respectively, and were $11.8 million and $23.7 million in the comparable periods of fiscal 1999. IDT does not expect future x86 sales volumes, if any, to be significant. The

Company believes revenues and costs associated with existing and new products in the Communications and High-Performance Logic and SRAMs and Other segments will increase in future quarters as the Company continues to execute new product introduction strategies and assuming that overall levels of industry demand continue to improve. Excluding any potential risks and costs to complete the combination of QSI manufacturing operations with IDT's manufacturing operations, the merger of QSI into the Company was essentially completed in calendar 1999.

In Q2 2000, IDT entered into a cross license with Intel and received as consideration $20.5 million. As described above, $8.5 million in revenues associated with the intellectual property cross license with Intel was recognized in Q2 2000. The remaining revenue associated with the cross license with Intel is being recognized over seven years, the estimated useful life of the relevant intellectual property.

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

GROSS PROFIT

Gross profit for Q3 2000 was $89.0 million, compared to gross profit of $84.3 million and $54.5 million in Q2 2000 and Q3 1999, respectively. Gross profit for the first nine months of fiscal 2000 increased by $302.4 million compared to the same period in the previous fiscal year.

Excluding the benefit in Q3 2000 associated with restructuring charges, asset impairment and other costs, IDT's gross profit as a percentage of revenues was essentially flat in Q3 2000 compared to Q2 2000. Gross margin in Q2 2000 benefited from the $8.5 million in Intel licensing revenue, as discussed above, that carried little related costs. On an operating basis, excluding the Q3 2000 benefit referred to above and revenue recognized in Q2 2000 associated with the Intel cross license, IDT's gross profit percentage improved to 48.4% in Q3 2000, compared with 46.3% in Q2 2000.

On an operating basis, gross profit has shown sequential quarterly improvement throughout fiscal 2000 and was 48.4% in Q3 2000, 46.3% in Q2 2000, 44.4% in Q1
2000 and 46.5% for the nine-month period ended Q3 2000. In fiscal 1999, the comparable percentages were 36.4% for Q3 1999 and 32.6% for the nine-month period ended Q3 1999.

IDT's gross margin has improved in fiscal 2000 over comparable periods in fiscal 1999 because of higher revenues, increased unit sales, and the consolidation of fabrication production volumes in fiscal 1999, including the closure of one fabrication facility. Consolidation of production volumes has allowed IDT to improve utilization of its remaining fabrication facilities, resulting in a lower overall cost per unit produced. IDT's gross margin has also improved in fiscal 2000 over fiscal 1999 because of a reduction in depreciation expense resulting from lower carrying values of impaired manufacturing assets.

In Q1 1999, the Company recorded a charge of $28.9 million which was specifically identified in the Company's Condensed Consolidated Statements of Operations as a reduction in gross profit. The $28.9 million charge related primarily to excess SRAM manufacturing equipment ($18.9 million) and certain technology licensing matters ($10.0 million, of which $3 million was reversed in Q4 1999 upon favorable settlement of certain of these matters). The net carrying value of equipment before writedown was $17.4 million, and after writedown was $2.3 million. The portion of the charge which pertains to excess SRAM related equipment was associated with equipment which was no longer used in the Company's normal operations because of changes in demand in the semiconductor marketplace or changes in the Company's product strategy. The equipment related portion of the charge was computed as the difference between the net book value of the equipment and estimates of fair market value, as estimated by third parties with significant experience in marketing and selling used semiconductor equipment. As a result of the charge related to excess manufacturing equipment, the reduction in annual depreciation expense was approximately $4 million.

Additionally, in Q1 1999, the Company recorded a charge of $5.7 million relating primarily to discontinuing certain technology development initiatives, which have been classified as research and development expenses in the Company's Condensed Statements of Operations.

In Q2 1999, the Company recorded a $131.9 million asset impairment and other charge which related primarily to an asset impairment reserve recorded against the manufacturing assets of IDT's eight-inch wafer fabrication facility in Hillsboro. The Company determined that due to excess industry capacity and low prices for semiconductor products manufactured in the Hillsboro facility, future undiscounted cash flows related to its wafer fabrication assets were insufficient to recover the carrying value of the assets. As a result, the Company wrote down these assets to estimated fair market value based primarily on appraisals and estimates from independent parties. Of the $131.9 million, $5.0 million was to settle certain patent claims against the Company.

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

RESEARCH AND DEVELOPMENT

For Q3 2000, research and development ("R&D") expenses decreased by $2.0 million and $5.6 million from Q2 2000 and Q3 1999, respectively. R&D expenses decreased by $31.4 million for the first nine months of fiscal 2000 compared to the same period in fiscal 1999. R&D expenses for Q1 1999 included $5.5 million in charges, primarily associated with discontinuing certain development efforts, severance and termination costs associated with development personnel and related payments under technology license agreements associated with such development efforts. Development efforts discontinued included a graphics chip and a specialized logic chip. Cost savings associated with discontinuing these development efforts are approximately $1 million per quarter. Also, expenses to develop x86 microprocessor products have decreased in Q3 2000, as the Company completed the sale of its Austin x86 microprocessor design center during Q2 2000.

R&D expenses in the nine month period ended Q3 2000 were lower than the comparable period in fiscal 1999 for two primary reasons. First, expenses related to developing process technology have been reduced in the fiscal 2000 period because of the closure of IDT's San Jose, California wafer fabrication facility, which was closed during the consolidation of IDT's manufacturing facilities as discussed above. The allocation of manufacturing costs associated with process R&D has decreased in fiscal 2000 as a result of fewer fabrication facilities and continued improved manufacturing facility utilization at the remaining facilities. Second, as noted above, the Company sold its x86 products design center in Q2 2000.

Management expects that in the coming quarters, R&D expense will increase from the Q3 2000 level as the company invests in new products and attempts to support growing revenues into its target networking and telecommunications customer markets. As a percentage of revenue, management expects R&D expense to remain relatively constant, assuming that business conditions and overall industry demand continue to improve. Current R&D activities include enhancing IDT's family of specialty memory products for the communications and networking markets, conducting research into applications of high-speed DRAM technology for the communications market, developing RISController(TM) microprocessors primarily for communications and embedded control applications; developing an advanced SRAM architecture that significantly improves performance of communications applications requiring frequent switches between data reads and writes; and implementing advanced process technologies, including 0.18 micron semiconductor fabrication techniques, designed to produce performance and/or cost advantages for IDT's communications products.

---------
(TM) RISController is a trademark of Integrated Device Technology, Inc. All other brand names and products names are trademarks, registered trademarks or trade names of their respective holders.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative ("SG&A") expenses increased by $0.7 million for Q3 2000 compared to Q2 2000, but were essentially flat as a percentage of revenue. Comparing the third quarter and first nine months of fiscal 2000 against the same periods in fiscal 1999, SG&A expenses decreased by $0.3 million and $0.8 million, respectively. The Company expects that in the coming quarters recurring SG&A expenses will remain relatively constant with Q2 2000 levels, except for costs such as sales commissions and sales bonuses which will vary in relation to sales volumes.

MERGER EXPENSES

The Company incurred $4.8 million in expenses related to the QSI merger in Q1 2000, including $4.6 million in severance and employee retention costs. The Company incurred no merger-related expenses in either Q2 2000 or Q3 2000.

INTEREST EXPENSE

Interest expense is primarily associated with the 5.5% Convertible Subordinated Notes, due in 2002, and secured equipment financing agreements which amortize over the term of the financing agreements. Interest expense of $3.4 million for Q3 2000 represented a slight decrease compared to Q2 2000. Excluding historical amounts related to QSI, interest expense for the three- and nine-month periods ended December 26, 1999 was essentially unchanged compared to the same periods in fiscal 1999.

INTEREST INCOME AND OTHER, NET

Interest income and other, net, was $2.4 million in Q3 2000, a decrease of $15.9 million compared to Q2 2000. The decrease is primarily the result of net gains of approximately $19.6 million in Q2 2000 primarily related to the sale of IDT's Centaur design subsidiary and x86 processor intellectual property. Interest and other income, net for the nine-month period ended December 26, 1999 increased by $24.4 million compared to the same period in fiscal 1999, mainly due to the Q2 2000 Centaur-related gains and to a gain of $4.6 million on IDT'S sale of its closed San Jose facility in Q1 2000. Interest income also increased in fiscal 2000 as a result of higher cash and investment balances. Interest income and other for Q3 2000 includes an approximate $3 million loss associated with the operating results of an investee company. IDT expects that in its fourth fiscal quarter ending March 2000, its investment in this company will become fully amortized and that beyond fiscal 2000, IDT will not record any further losses associated with this investee.

TAXES

The Company's effective tax rate for Q3 2000, Q2 2000 and the first nine months of fiscal 2000 was 5%. Tax expense for the first nine months of fiscal 1999 included a $35 million reserve taken against the value of the Company's net deferred tax assets. The Company realized no federal tax benefit in fiscal 1999 as a whole because of IDT's inability to carry back losses. IDT expects that its effective tax rate in future fiscal years will be higher than the rate for fiscal 2000. The tax rate in future years will be dependent on IDT's level of profitability and the ability of the Company to recognize deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Total cash and cash equivalents and short-term investments increased by $145.6 million from March 28, 1999 to December 26, 1999. At December 26, 1999, cash and cash equivalents were $153.7 million, an increase of $9.1 million from $144.6 million at March 28, 1999. Additionally the Company had short-term investments of $193.1 million and $56.5 million at December 26, 1999 and March 28, 1999, respectively.

The Company generated $157.9 million in cash from operating activities during the first three quarters of fiscal 2000, up from $25.5 million for the same period in fiscal 1999. In Q2 2000, the Company received $20.5 million from Intel in connection with a cross license agreement. Of this amount, $8.5 million was recorded as revenue in Q2 2000 and the remainder as deferred revenue. The Company also received $20 million from VIA Technologies in Q2 2000 under another license agreement (see Note 9 of Notes to Condensed Consolidated Financial Statements) which was recorded as deferred revenue.

During Q2 2000, IDT loaned $10 million to an investee company. The loan will provide the investee with the ability to continue its development activities while seeking other sources of long term funding.

During the first three quarters of fiscal 2000, the Company's net cash used for investing activities was $162.2 million, including $139.8 million, net, related to purchases and sales of short-term investments and $65.1 million for capital expenditures. The Company received $43.9 million in proceeds from sales of property, plant and equipment, consisting primarily of the sale of the San Jose fabrication facility, which had been closed during fiscal 1999 in connection with the Company's restructuring efforts, and assets associated with the Company's x86 design subsidiary.

Financing activities provided $13.4 million during the first nine months of fiscal 2000. Financing activities in the first nine months of fiscal 2000 included the repurchase and retirement of 5.5% Convertible Subordinated Notes for $3.5 million. The notes had a face value of $4.5 million. The Company may retire additional portions of the notes from time to time, as authorized by the Board of Directors.

IDT anticipates capital expenditures of approximately $25 million during the fourth quarter of fiscal 2000. The Company plans to finance these expenditures primarily through cash generated from operations and existing cash and investments. The Company may also investigate other financing alternatives, depending on whether available terms are favorable to the Company.

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

IDT has wafer fabrication facilities located in Hillsboro, Oregon; Salinas, California; and, as a result of the QSI merger, in eastern Australia. Substantially all of IDT's revenues are derived from products manufactured at facilities which are exposed to the risk of natural disasters, including earthquakes. If IDT were unable to use these facilities, as a result of a natural disaster, or otherwise, IDT's operations would be materially adversely affected until the Company was able to obtain other production capability. IDT does not carry earthquake insurance on its facilities, as adequate protection is not offered at economically justifiable rates.

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

IDT's Operating Results can be Substantially Impacted by Facility Expansion, Utilization and Consolidation

Facility and capacity additions have resulted in a significant increase in fixed and variable operating expenses that in the past have not been fully offset when revenues declined. IDT records as R&D expense the operating costs associated with bringing a new fabrication facility to commercial production status in the period such expenses are incurred. However, as commercial production at a new fabrication facility commences, the operating costs are classified as cost of revenues, and IDT begins to recognize depreciation expense relating to the facility. As a result of IDT's closure of the San Jose facility in fiscal 1999, IDT incurs additional operating costs in Hillsboro as commercial production continues. Accordingly, if current revenue levels are not maintained and cost savings from closing the San Jose plant do not offset these additional expense levels, or if

IDT is unable to achieve gross margins from products produced at the Hillsboro facility that are comparable to IDT's other products, IDT's future results of operations could be adversely impacted.

In recent years, the Company has implemented plans to improve its operating results through consolidation of certain manufacturing and other activities, together with headcount reductions and other actions. For example, in fiscal 1999, IDT closed its San Jose facility, resulting in a $46.4 million restructuring charge, and revalued certain assets at its Hillsboro facility, resulting in a $131.9 million asset impairment and other charge. The expected cost savings from these actions might not be sufficient to maintain IDT's profitability during cyclical downturns in the semiconductor industry.

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

Intellectual   Property  Claims  Could  Adversely   Affect  IDT's  Business  and
Operations

The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights, which have resulted in significant and often protracted and expensive litigation. In recent years, there has been a growing trend by companies to resort to litigation to protect their semiconductor technology from unauthorized use by others. IDT has been involved in patent litigation in the past, which adversely affected its operating results. Although IDT has obtained patent licenses from certain semiconductor manufacturers, IDT does not have licenses from a number of semiconductor manufacturers that have a broad portfolio of patents. IDT has been notified that it may be infringing on patents issued to certain third parties and is currently involved in several license negotiations. Additional claims alleging infringement of intellectual property rights could be asserted in the future. The intellectual property claims that have been made or that may be asserted against IDT could require that IDT discontinue the use of certain processes or cease the manufacture, use and sale of infringing products, to incur significant litigation costs and damages and to develop non-infringing technology. The Company might not be able to obtain such licenses on acceptable terms or to develop non-infringing technology. Further, the failure to renew or renegotiate existing licenses on favorable terms, or the inability to obtain a key license, could adversely affect IDT.

International Operations Add Increased Volatility to IDT's Operating Results

A substantial percentage of IDT's revenues are derived from non-U.S. sales. During the first nine months of fiscal 2000, fiscal 1999, fiscal 1998 and fiscal 1997, non-U.S. sales accounted for 37%, 37%, 39% and 38% of IDT's revenues, respectively. During these periods, Asia-Pacific sales accounted for 10%, 8%, 10% and 8% of IDT's revenues, respectively. In addition, IDT's offshore assembly and test operations incur payroll, facilities and other expenses in local currencies. Accordingly, movements in foreign currency exchange rates, such as those seen recently in the Far East, can impact both pricing and demand for IDT's products as well as its cost of goods sold. IDT's offshore operations and export sales are also subject to risks associated with foreign operations, including:

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

IDT's Common Stock is Subject to Price Volatility

IDT's common stock has experienced substantial price volatility. Such volatility may occur in the future, particularly as a result of quarter-to-quarter variations in the actual or anticipated financial results of IDT, the companies in the semiconductor industry or companies in the markets served by IDT. Announcements by IDT or its competitors regarding new product introductions may also lead to volatility. In addition, IDT's stock price can fluctuate due to price and volume fluctuations in the stock market, especially those that have affected technology stocks.

Impact of Year 2000 on IDT's Operations

As of the end of January 2000, the Company has completed the transition from calendar year 1999 to 2000 and conducted internal tests for year 2000 issues. No significant impact to the Company's operations or its business and manufacturing systems has been reported. The Company will continue to evaluate year 2000 related exposures at its suppliers, vendors, customers and other third parties over the next several weeks. The Company will also continue to monitor its systems, facilities and products over the next few months to ensure that latent defects do not manifest themselves. Such follow-up will be encompassed into the normal monitoring of Company systems and operations.

Amounts paid to manufacturing equipment vendors to obtain software upgrades to remediate Year 2000 issues will approximate $400,000. IDT has also paid Keane, Inc., a software services firm, approximately $165,000 in consulting. Residual year 2000 and monitoring costs after January 1, 2000 are not expected to be significant.

Requirements Associated with the Introduction of the Euro

IDT is continuing to monitor and evaluate the impact of the introduction of the Single European Currency (Euro). During the transition period ending December 31, 2001, public and private parties may pay for goods and services using either the Euro common currency or the legacy currency of the participating country. Beginning January 1, 2002, Euro denominated bills and coins will be issued, with the legacy currencies being completely withdrawn from circulation on June 30, 2002.

Based on its ongoing evaluation, IDT does not currently expect the cost of any Euro-related system modifications to be material and does not expect that the Euro will have a material adverse impact on IDT's business activities, financial condition or overall trends in results of operations.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

A lawsuit filed by Lemelson Medical Education & Research Foundation, Limited Partnership ("plaintiff") against the Company and twenty-five other corporate defendants was served upon the Company in November 1998. The lawsuit, which alleged that the defendants' manufacturing equipment infringes upon 16 patents issued to the plaintiff, was filed in the United States District Court for the District of Arizona, case number 98-1413. The plaintiff has also made similar allegations against the Company's wholly owned subsidiary, Quality Semiconductor, Inc., and eighty-seven other corporate defendants in a lawsuit filed in the U.S. District Court for the District of Arizona, case number 99-CV-377, in February 1999. The lawsuits were settled in November 1999.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 14, 1999, the Company held its 1999 Annual Meeting of Stockholders. On the record date of October 22, 1999, 91,057,296 shares of the Company's Common Stock were issued, outstanding and entitled to vote. Tabulated proxies at the meeting represented 81,040,417, or 89.0%, of the total eligible shares. Voting results of the proposals presented were as follows:

(1) Proposal I - To elect one Class II director for a term to expire at the 2002 Annual Meeting of Stockholders:

              Name                     Votes For            Authority Withheld
              ------------------------------------------------------------------
              Carl Berg                79,031,424                2,008,993

(2) Proposal II - To approve an amendment to the Company's 1984 Employee Stock Purchase Plan to increase the number of shares reserved for issuance thereunder from 7,000,000 to 8,500,000:

              Votes For               Votes Against          Votes Abstained
              ------------------------------------------------------------------
              78,306,584                2,497,785                236,048

(3) Proposal III - To ratify the appointment of PricewaterhouseCoopers LLP as independent accountants of the Company for fiscal 2000:

               Votes For              Votes Against          Votes Abstained
              ------------------------------------------------------------------
              80,790,509                 106,020                 143,888

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibit is filed herewith:

         Exhibit No.       Description
         -----------       -----------
            27             Financial Data Schedule

(b) Reports on Form 8-K:

No reports have been filed on Form 8-K during this quarter.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       INTEGRATED DEVICE TECHNOLOGY, INC.

Date: February 8, 2000         /s/  JERRY G. TAYLOR
                               ---------------------------------------
                               Jerry G. Taylor
                               President and Chief Executive Officer
                               (duly authorized officer)

Date: February 8, 2000         /s/  ALAN F. KROCK
                               ---------------------------------------
                               Alan F. Krock
                               Vice President, Chief Financial Officer
                               (principal accounting officer)