Form 10-K
period 2000-04-02
INTEGRATED DEVICE TECHNOLOGY INC
filed 2000-06-27
CIK 703361

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Check One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) For the fiscal year ended April 2, 2000 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                           Commission File No. 0-12695

                       INTEGRATED DEVICE TECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)

               Delaware                                 94-2669985
     (State or other jurisdiction            I.R.S. Employer Identification No.)
   of incorporation or organization)

2975 Stender Way, Santa Clara, California                 95054
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was approximately $3,999,150,000 as of May 26, 2000, based upon the closing sale price of $39.625 per share on the Nasdaq National Market for that date. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 103,193,600 shares of the Registrant's Common Stock issued and outstanding as of May 26, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, and 13 of Part III incorporate information by reference from the Proxy Statement for the 2000 Annual Meeting of Stockholders.

================================================================================

                                     PART I

     All non-historical information contained in this discussion and analysis constitutes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are not guarantees of future performance and involve a number of risks and uncertainties, including but not limited to: operating results; new product introductions and sales; competitive conditions; capital expenditures and capital resources; manufacturing capacity utilization, and the Company's efforts to consolidate and streamline production; customer demand and inventory levels; protection of intellectual property in the semiconductor industry; and the risk factors set forth in the section "Factors Affecting Future Results." Future results may differ materially from such forward-looking statements as a result of such risks. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof.

ITEM 1. BUSINESS

     Integrated  Device  Technology,  Inc.  ("IDT"  or the  "Company")  designs, develops, manufactures and markets a broad range of high-performance semiconductor products and modules. Applications for IDT's products include: data networking and telecommunications equipment, such as routers, hubs, switches, cellular base stations and other devices; storage area networks
(SANs); other networked peripherals and servers; and personal computers.

     The Company markets its products on a worldwide basis primarily to OEMs (original equipment manufacturers) through a variety of channels, including a direct sales force, distributors and independent sales representatives. A significant portion of the Company's sales are to contract electronic manufacturers (CEMs). Certain of the Company's larger OEM customers buy products from these CEMs which incorporate IDT products.

     The Company attempts to differentiate its products from competitors' products through advanced architectures and features, enhanced performance, reduced system cost and packaging options. IDT fabricates substantially all of its semiconductor wafers using advanced CMOS (complementary metal oxide silicon) process technology in its own wafer fabrication facilities.

     In  fiscal  2000,  the  Company   completed  the   acquisition  of  Quality
Semiconductor, Inc. ("QSI"). QSI had been engaged in the design, development and marketing of high-performance logic and networking semiconductor products.

     IDT was incorporated in California in 1980 and reincorporated in Delaware in 1987. The terms the "Company" and "IDT" refer to Integrated Device Technology, Inc. and its consolidated subsidiaries, unless the context indicates otherwise.

PRODUCTS AND MARKETS

     The Company operated in three business segments during the three fiscal years ended April 2, 2000:

         o    Communications and High-Performance Logic

         o    SRAMs and Other

         o    x86 Microprocessors

---------------------
Trademark  notice:   RISController,  SuperSync,  and  Zero  Bus  Turnaround  are
trademarks of Integrated Device Technology, Inc. QSI and QuickSwitch are trademarks of Quality Semiconductor, Inc., a wholly owned subsidiary of Integrated Device Technology, Inc. ZBT is a registered trademark of Integrated Device Technology, Inc., and the architecture is supported by Micron and Motorola.

     The Communications and High-Performance Logic segment includes communications memories, communications applications-specific standard products (ASSPs), embedded RISC microprocessors and high-performance logic and clock-management devices. The SRAMs and Other segment consists mainly of high-speed SRAMs (static random access memories).

     Products in the SRAM and Other segment are generally characterized as commodity (or industry standard) products which typically have exhibited lower gross margins and high unit volumes. Products in the Communications and High-Performance Logic segment, with the exception of some logic devices, tend to have lower unit sales and higher margins. Products in these segments are also manufactured using different levels of process technology. A significant portion of the wafers produced for the SRAMs and Other segment are fabricated at IDT's advanced technology, eight-inch wafer production facility in Hillsboro, Oregon. Most wafers for the Communications and High-Performance Logic segment are produced at IDT's older, six-inch facility located in Salinas, California, although certain new communications memories, network products and embedded processors are being introduced into production at the Hillsboro facility.

     The Company offers approximately 1,750 products in 11,200 product configurations. IDT's product design efforts are focused on differentiated components and integration of its components into single devices, modules or subsystems to meet the needs of its customers.

     During fiscal 2000, the Communications and High-Performance Logic, SRAMs and Other and x86 Microprocessors segments accounted for approximately 71%, 28% and 1% respectively, of total IDT revenues of $701.7 million.

Communications and High-Performance Logic Segment

     Communications Products and Networking Devices. The Company's communications products in this segment are either proprietary or have limited alternative sources of supply. These include FIFO memories, multi-port memories, and communications ASSPs that offer high-performance features for communications and networking systems. FIFO memories are used as rate buffers to transfer large amounts of data at high speeds between separate devices or pieces of equipment operating at different speeds within a system, when the order of the data to be transferred needs to be controlled. New families of FIFO memories also perform data organizing functions such as adapting the width and speed of incoming data to system requirements. Multi-port memory products are used to speed data transfers and act as the link between multiple microprocessors and the same memory bank, or between microprocessors and peripherals. These products are currently used primarily in peripheral interface, wireless communications and networking products, including switches and wireless base stations. IDT's network products family uses emerging network technology designed to support higher bandwidth applications in the convergence of voice, data and wireless networks.

     IDT is a leading supplier of both synchronous and asynchronous FIFO memories and has increasingly focused its resources on the design of synchronous FIFO memories. Synchronous FIFO memories have been gaining greater market acceptance because they are faster and provide an easier user interface than asynchronous FIFO memories. IDT's family of 9-bit, 18-bit and 36-bit Sync FIFO memories are being used in many newer, more powerful networking and telecommunications products. IDT believes that the SuperSync(TM) II family of FIFO memories provides the highest density (4-Mbit), highest performance (133MHz) and broadest feature sets commercially available.

     The Company is also a leading supplier of multi-port memory products. IDT's family of multi-port memories is composed of dual-port asynchronous devices, four-port  products,  and  synchronous  dual-port  devices,  including  what the
Company believes to be the highest-density (1-Mbit), highest-performance (166MHz) and widest word-width (x36) dual-ports commercially available.

     Communications  ASSP  products  include  an  ATM  switching  chipset,   ATM
segmentation and reassembly controllers, and physical interface and muxing/demuxing devices that are used to interconnect systems and facilitate data transmission in networks.

Logic and Clock Management Products. IDT is a leading manufacturer of high-speed, byte-wide and double-density 16-bit CMOS logic circuits for high-performance applications. Logic circuits control data communication between various elements of electronic systems, such as between a microprocessor and a memory circuit. IDT offers a wide range of logic circuits products that support bus and backplane interfaces, memory interfaces and other logic support applications where high speed and low power are critical. IDT's logic circuits are used in a broad range of markets. The Company recently introduced Advanced Low Voltage CMOS (ALVC) and Low Voltage CMOS (LVC) logic products. These low voltage products are expected to represent a rapidly growing sector of the high-performance logic market.

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

     IDT completed its  acquisition  of QSI in fiscal 2000.  QSI's  products are
largely   complementary   to  IDT's   logic   product   lines  and  include  the
QuickSwitch(R) bus switch and TurboClock(TM) clock management families.

     Embedded RISC Microprocessors. IDT markets its RISController(TM) microprocessors which represent a broad line of 32-bit and 64-bit stand alone processors and integrated processors based on the MIPS architecture. IDT is a leading supplier of MIPS processors to the communications and networking markets.

     The Company focuses its RISC microprocessor marketing efforts primarily on the embedded controller market. Embedded controllers are microprocessors that control a single device such as a network router or switch, printer or set-top box. The Company provides its customers with integrated solutions for embedded control, including engineering tools such as RTOS (Real Time Operating System), compilers, reference designs and technical support.

     Shortly after the end of fiscal 2000, IDT introduced its first integrated processor based on its RC32300 32-bit core. This device incorporates an SDRAM controller, PCI bridge, and two serial ports. The RC32334 utilizes IDT's unique IPBus, a hardware interconnect approach that enables more rapid integration of intellectual property (IP) blocks with the CPU core. This product represents the first in what is expected to be a family of integrated processors from IDT.

SRAMs and Other Segment

     SRAMs are memory circuits used for storage and retrieval of data during the operation of a communications or computing system. Unlike DRAMs (dynamic random access memories), SRAMs do not require electrical refreshment of the memory contents to ensure data integrity, allowing them to operate at high speeds. SRAMs include substantially more circuitry than DRAMs, resulting in higher production costs for a given amount of memory, and generally command higher selling prices than the equivalent density traditional DRAM products. The market for SRAMs is fragmented by differing demands for speed, power, density, organization and packaging.

     Historically, the Company focused primarily on the cache memory segment of the SRAM market. But, in fiscal 2000, the PC/server cache segment represented a very small percentage of IDT's SRAM revenues, and it is not expected to contribute significantly to the Company's future revenues. IDT's family of ZBT(R) (Zero Bus Turnaround(TM)) SRAMs eliminate wait states between read and write cycles and are targeted at meeting the specific needs of communications customers.

     To provide SRAM products that meet the varying needs of its customers, IDT offers 16K, 64K, 256K, 1-Mbit and 4-Mbit SRAMs in a number of speed, organization, power and packaging configurations. Higher density SRAM products and products with additional features believed to be important to the data networking markets, are in the development stage.

x86 Microprocessors Segment

     The Company completed the sale of x86 intellectual property and its x86 design subsidiary to Via Technologies, Inc. ("Via"), a Taiwanese company, and its partners in fiscal 2000 (see Note 14 to the Consolidated Financial Statements). The Company also entered into a patent cross license agreement with Via relating to certain non-x86 IDT patents. The Company does not expect to realize any future revenues from the sale of x86 products.

Customers

     The Company markets and sells its products on a worldwide basis primarily to OEMs in its three business segments. Products in the Communications and High-Performance Logic segment are sold primarily to communications customers. Although products in the SRAMs and Other segment are general purpose in nature, IDT supplies the majority of its products in this segment to its communications customers. Customers often purchase products from more than one of the Company's product families. No one OEM direct customer accounted for 10% or more of the Company's revenues in fiscal 2000, 1999 or 1998. A significant portion of the Company's sales are to CEMs. When considering sales through all sales channels (OEM direct, distribution and contract manufacturing), one end customer, Cisco Systems, Inc. ("Cisco"), accounts, in aggregate, for more than 10% of the Company's revenues. Because of limitations in the amount of end customer data made available to IDT by its CEM customers, IDT is not able to precisely determine the aggregate percentage of its sales which are attributable to Cisco. However, based upon the best available information, IDT estimates that end-customer sales to Cisco range between approximately 15-20% of IDT's revenues, depending on product mix consumed.

Marketing and Sales

     IDT markets and sells its products primarily to OEMs through a variety of channels, including a direct sales force, distributors and independent sales representatives. The Company also markets and sells products to CEMs.

     The Company had 73 direct sales personnel in the United States as of April 2, 2000. Such personnel are based at the Company's headquarters and in 18 sales offices in Alabama, California, Colorado, Florida, Illinois, Maryland, Massachusetts, Minnesota, New Jersey, North Carolina, Oregon and Texas, and are primarily responsible for marketing and sales in those U.S. areas. IDT also utilizes three national distributors, Avnet, Inc., Wyle Laboratories and Insight Electronics, Inc., and several regional distributors in the United States. Worldwide sales to Avnet, Inc. accounted for approximately 19%, 22% and 15% of the Company's revenues in fiscal 2000, 1999 and 1998, respectively. In addition, IDT uses independent sales representatives, which generally take orders on an agency basis while the Company ships directly to the customer. The representatives receive commissions on all products shipped to customers in their geographic area.

     In addition, the Company had 71 direct sales personnel and 14 sales offices located outside of the United States as of April 2, 2000. Sales activities outside North America are generally conducted by IDT's subsidiaries located in France, Germany, Hong Kong, Israel, Italy, Korea, Japan, Singapore, Sweden and the United Kingdom. The Company also has sales offices in Taiwan, Malaysia, the Netherlands and Finland. A significant portion of export sales continues to be made through international distributors in Europe, Asia-Pacific and Japan. During fiscal 2000, 1999 and 1998, non-U.S. sales accounted for approximately 38%, 37% and 39% of total revenues, respectively. Sales outside the United States, except for Japan, are generally denominated in the U.S. dollar. Sales and other financial information for foreign operations is included in Note 11 of the Notes to Consolidated Financial Statements contained elsewhere in this Form 10-K. Export sales are subject to certain risks, including currency controls and fluctuations, changes in local economic and political conditions, import and export control, and changes in tax laws, tariffs and freight rates.

     The Company's distributors typically maintain an inventory of a wide variety of products, including products offered by IDT's competitors. IDT's distributors provide inventory management and logistics programs for their customers and also handle small or rush orders. A portion of the Company's sales is made to distributors under agreements which allow certain rights of return and price protection on products unsold by the distributors. Related revenues and costs of revenues thereon are deferred until the products are resold by the distributors.

Manufacturing

     IDT believes that maintaining its own wafer fabrication capability facilitates the implementation of advanced process technologies, provides the Company with a reliable source of supply of semiconductors and allows it to be more flexible in shifting production according to product demand. The Company currently operates sub-micron wafer fabrication facilities in Hillsboro, Oregon and Salinas, California. The Oregon facility first contributed to revenues beginning in fiscal 1997. The 192,000 square foot facility, which produces substantially all of the wafers fabricated for IDT's SRAMs and Other segment, contains a 48,000 square foot, class 1 (less than one particle 0.5 micron or greater in size per cubic foot), eight-inch wafer fabrication line. The Salinas facility, first placed in production in fiscal 1986, includes a 24,000 square foot, class 3 (less than three particles 0.5 micron or greater in size per cubic foot), six-inch wafer fabrication line. Most wafers for the Company's Communications and High-Performance Logic segment are produced at the Salinas plant.

     IDT supplements its internal wafer fabrication capacity with subcontract wafer manufacturing capacity.

     In fiscal 2000, as part of the merger with QSI, the Company acquired a 41,000 square foot wafer fabrication facility with approximately 5,500 square feet of clean room space in Sydney, Australia, and other manufacturing assets which were used to produce wafers for logic product families acquired from QSI. In May 2000, the Company completed the sale of these and other surplus manufacturing assets.

     IDT also operates two component assembly and test facilities, a 145,000 square foot facility in Penang, Malaysia and a 176,000 square-foot facility near Manila, the Philippines. Substantially all of the Company's test operations and a significant portion of its assembly operations are performed at its Malaysian and Philippines facilities. IDT also uses subcontractors, principally in Korea, the Philippines and Malaysia, to perform certain assembly and burn-in operations. If IDT were unable to assemble or test products offshore, or if air transportation to these locations were curtailed, the Company's operations could be materially adversely affected. Additionally, foreign manufacturing exposes IDT to certain risks generally associated with doing business abroad, including foreign governmental regulations, currency controls and fluctuation, changes in local economic and political conditions, import and export controls, and changes in tax laws, tariffs and freight rates. In addition to this offshore assembly and test capability, the Company has the capacity for low-volume, quick-turn assembly in its Santa Clara, California facilities as well as limited test capabilities in Salinas.

     The Company utilizes proprietary CMOS process technology permitting sub-micron geometries in its fabrication facilities. The majority of IDT's current products are manufactured using its proprietary 0.5, 0.35, 0.25 and 0.18 micron processes. The Company is expanding use of its 0.18 micron CMOS processes in its Hillsboro facility. The Company continues to develop advanced versions of its 0.18 micron processes as well as processes below 0.18 microns.

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

     The Company is dependent on a limited number of suppliers of raw materials (see "Factors Affecting Future Results.")

Backlog

     The Company's backlog of orders as of April 2, 2000 was approximately $288.6 million ($142.1 million as of March 28, 1999). The Company defines backlog as all confirmed, unshipped orders. IDT manufactures and markets both products with limited or no second sources and industry-standard products. Sales are generally made pursuant to purchase orders, which are frequently revised to reflect changes in the customer's requirements. The Company has also entered into master purchase agreements with many of its OEM customers. These agreements do not require the OEMs to purchase minimum quantities of the Company's products. Product deliveries are scheduled upon the Company's receipt of purchase orders under the related OEM agreements. Generally, these purchase orders and OEM agreements, especially those for standard products, also allow customers to reschedule delivery dates and cancel purchase orders without significant penalties. Orders, especially for industry standard products, are frequently made with very short lead times, rescheduled, revised or canceled. In addition, distributor orders are subject to price adjustments both prior to and after shipment. For these reasons, IDT believes that backlog should not be used as an indicator of future revenues.

Research and Development

     IDT's competitive position has been established, to a large extent, through its emphasis on the development of both proprietary and enhanced-performance, industry standard products, as well as the development of the Company's advanced CMOS processes. IDT believes that its focus on continually advancing its process technologies has allowed the Company to achieve cost reductions in the manufacture of most of its products. The Company believes that a continued high level of research and development expenditures is necessary to retain its competitive position. The Company maintains research and development centers in Santa Clara, California; Hillsboro, Oregon; and Atlanta, Georgia. In June 2000, the Company announced that it is opening a design center near Dallas, Texas. Also, with the acquisition of QSI, the Company now has a design center in Sydney, Australia. Research and development expenditures, as a percentage of revenues, were approximately 15%, 24% and 20% in fiscal 2000, 1999 and 1998, respectively.

     The Company's product development activities are focused on the design of new circuits that provide new features and enhanced performance primarily for growing communications markets applications. In the communications products area, IDT's efforts are concentrated on the development of advanced synchronous FIFO memories, more sophisticated multi-port memory products for the
communications   market  and  other  families  of  products  which  feature  the integration of the Company's logic and memory technologies. Additionally, the Company continues its efforts to develop a family of specialty products for the network products market and a family of lower voltage logic devices for a broad range of applications. The Company is emphasizing the design of integrated RISC-based controllers for internet related embedded control applications. The Company also continues to refine its CMOS process technology to increase the speed and density of circuits in order to provide customers with advanced products at competitive prices. The Company continues to refine its CMOS process technology focusing on 0.18 micron and below geometry processes, and converting the production of products to newer generation processes.

Competition

     The semiconductor industry is intensely competitive and is characterized by rapid technological advances, cyclical market patterns, price erosion, evolving industry standards, occasional shortages of materials, intellectual property disputes, high capital equipment costs and uncertain availability of and control over manufacturing capacity. Many of the Company's competitors have substantially greater technical, marketing, manufacturing and financial resources than IDT. In addition, several foreign competitors receive assistance from their governments in the form of research and development loans and grants and reduced capital costs, which could give them a competitive advantage. The Company competes in different product areas, to varying degrees, on the basis of technical innovation and performance of its products, as well as quality, product availability and price. As described under the heading "Products and Markets," products in the SRAMs and Other segment can generally be characterized as commodity-type items and tend to be most price sensitive.

     IDT's competitive strategy is to differentiate its products through high-performance, innovative configurations, proprietary features and breadth of product offerings. Price competition, introductions of new products by IDT's competitors, delays in product introductions by IDT or other competitive factors could have a material adverse effect on the Company in the future.

     While IDT has a majority share in the markets for FIFO and multi-port products, some of the products offered by IDT compete with similar products offered by Cypress Semiconductor Corporation ("Cypress") as well as certain custom memory or logic products. IDT's RISC-based microprocessors compete with products offered by other vendors of such microprocessors, such as Quantum Effect Devices Inc. and NEC Corporation, and with microprocessors based on other architectures, such as those offered by Intel and Motorola, Inc. ("Motorola"). IDT's competitors for logic sales include both U.S. and foreign manufacturers, such as Texas Instruments Incorporated and Pericom Semiconductor Corporation. Certain of IDT's network products compete with products offered by PMC-Sierra, Inc.

     In markets where IDT competes to sell industry standard SRAM components, market supply and pricing strategies of competitors significantly impact the price the Company receives for its products. In fiscal years 1996-1998, a significant increase in market supply of industry standard SRAM parts was attributable to IDT's principally foreign competitors shifting additional production capacity to these parts. The decline in average selling prices for industry standard SRAM parts during this period was, therefore, attributable to increases in available SRAM supply from competitors such as Samsung Electronics, Winbond Electronics Corp., United Microelectronics Corp. (UMC), other Taiwanese and Korean companies as well as U.S.-based companies with Taiwanese and Korean sourced SRAM wafers, and to their market pricing strategies, at a time when market demand slowed as customers reduced the level of inventories carried. The Company's U.S.-based competitors in the SRAM area include Cypress and Micron Technology, Inc. ("Micron").

Intellectual Property and Licensing

     IDT recognizes that its intellectual property is a valuable corporate asset, and continues to invest heavily in protecting these assets for advancing the goals of its business. A number of the Company's circuit designs are registered pursuant to the Semiconductor Chip Protection Act of 1984. This Act gives protection similar to copyright protection for the patterns which appear on integrated circuits and prohibits competitors from making photographic copies of such circuits. The Company intends to continue its efforts to increase the breadth of its patent portfolio. There can be no assurance that any patents issued to the Company will not be challenged, invalidated or circumvented, that the rights granted thereunder will provide competitive advantages to the Company or that the Company's efforts generally to protect its intellectual property rights will be successful.

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

     IDT has been notified that it may be infringing patents issued to certain parties, and is currently involved in licensing negotiations. There can be no assurance that additional claims alleging infringement of intellectual property rights, including infringement of patents that have been or may be issued in the future, will not be made against the Company in the future or that licenses, to the extent required, will be available. Should licenses from any such claimant be unavailable, or not be available on terms acceptable to the Company, the Company may be required to discontinue its use of certain processes or the manufacture, use and sale of certain of its products, to incur significant litigation costs and damages or to develop non-infringing technology. If IDT is unable to obtain any necessary licenses, pass any increased cost of patent licenses on to its customers or develop non-infringing technology, the Company could be materially adversely affected. In addition, IDT has received patent licenses from several companies that expire over time, and the failure to renew or renegotiate certain of these licenses could have a material adverse effect on the Company.

Environmental Regulation

     Federal, State and local provisions regulate the discharge and disposal into the environment of certain materials used in the semiconductor manufacturing process. The Company's manufacturing and assembly and test facilities are designed to comply with existing regulations, and the Company believes that its activities conform to present regulations. The Company believes that it has been conducting its operations with all necessary permits and without material adverse impact attributable to environmental regulation. However, there can be no assurance that future additions or changes to environmental regulations will not impose upon the Company the requirement for significant capital expenditure. Further, any failure by the Company to control the use of, or to restrict adequately the discharge of hazardous materials under present or future regulations could subject it to substantial liability or could cause its manufacturing operations to be suspended. In addition, IDT could be held financially responsible for remedial measures if its properties were found to be contaminated whether or not the Company was responsible for such contamination.

Employees

     At April 2, 2000, IDT and its subsidiaries employed approximately 4,800 people worldwide, of whom 1,400 were in Malaysia and 1,200 were in the Philippines. IDT's success depends in part on its ability to attract and retain qualified personnel, who are generally in great demand. Since its founding, the Company has implemented policies enabling its employees to share in IDT's success such as participation in stock option, stock purchase, profit sharing and bonus plans for key contributors. IDT has never had a work stoppage. No employees are represented by a collective bargaining agreement, and the Company considers its employee relations to be good.

ITEM 2. PROPERTIES

As of April 2, 2000, the Company occupied ten major facilities in California, Oregon, Australia, Malaysia and the Philippines:

Location                                               Facility Use                          Square Feet
--------                                               ------------                          -----------
Salinas, California...........     Wafer fabrication, SRAM and communication                     98,000
                                   Memory operations
Santa Clara, California.......     Logic and RISC microprocessor operations                      62,000
Santa Clara, California.......     Administration, quality assurance and shipping                55,900
                                   and receiving
Santa Clara, California.......     Administration                                                43,700
Santa Clara, California.......     Communication memory and other operations                     50,000
Santa Clara, California.......     Administration                                                48,300
Sydney, Australia.............     Wafer fabrication and logic design center                     41,000
Penang, Malaysia..............     Assembly and test operations                                 145,000
Hillsboro, Oregon.............     Wafer fabrication and process research                       192,000
Canlubang, the Philippines....     Assembly and test operations                                 176,000


     IDT leases its Santa Clara facilities under leases expiring between 2004 and 2010, including renewal options. The Oregon facility is subject to a tax ownership operating lease. Additional information about leased properties is provided in Notes 5 and 6 of the Notes to Consolidated Financial Statements. The Company owns its Malaysian and Philippines facilities, although the Malaysian facilities are subject to long-term ground leases and the Company has an interest in but does not own the Philippines land. The Company leases the facility in Australia as a result of the acquisition of QSI in the first quarter of fiscal 2000. IDT leases offices for its sales force in 18 domestic and 14 international locations. IDT also leases offices for its design centers in Georgia and Texas.

     In the first quarter of fiscal 2001, the Company completed the sale of its wafer fabrication assets in Sydney. The Company plans to enter into a lease for a smaller site to house its Australian design center.

ITEM 3. LEGAL PROCEEDINGS

     A lawsuit filed by Lemelson Medical Education & Research Foundation, Limited Partnership ("plaintiff") against the Company and twenty-five other corporate defendants was served upon the Company in November 1998. The lawsuit alleged that the defendants' manufacturing equipment infringed upon 16 patents issued to the plaintiff and was filed in the United States District Court for the District of Arizona, case number CIV-98-1413. The plaintiff also made similar allegations against the Company's wholly owned subsidiary, Quality Semiconductor, Inc., and eighty-seven other corporate defendants in a lawsuit filed in the U.S. District Court for the District of Arizona, case number CIV-99-0377, in February 1999. In November 1999, the Company entered into an agreement with Lemelson that settled all outstanding claims and granted the Company a license to use the Lemelson patents asserted against the Company and its subsidiary. In the third quarter of fiscal 2000, the Company reversed the excess portion of reserves previously provided for this matter.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the last quarter of the fiscal year ended April 2, 2000.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company,  and their respective ages as of May
28, 2000, are as follows:

                 Name                         Age                     Position
                 ----                         ---                     --------

Jerry Taylor........................          51           President and Chief Executive Officer
David Cote..........................          45           Vice President, Marketing and
                                                           Communications ASSPs

Bill Franciscovich..................          40           Vice President, Sales
Michael Hunter......................          48           Vice President, Manufacturing
Alan F. Krock.......................          39           Vice President and Chief Financial
                                                           Officer

Jimmy J.M. Lee......................          47           Vice President, FIFO, SRAM and Logic
Chuen-Der Lien......................          44           Vice President, Chief Technical Officer
Christopher P. Schott...............          49           Vice President, Specialty Memory
                                                           Products

     Mr. Taylor joined the Company as Vice President, Memory Products in June 1996, and was elected Executive Vice President, Manufacturing and Memory Products, in January 1998. Mr. Taylor became President and was appointed to the Board of Directors in July 1999. He was named Chief Executive Officer in
December 1999. Prior to joining the Company, Mr. Taylor held engineering positions at Mostek, Fairchild Semiconductor, Benchmarq Microelectronics, Plano ISD and Lattice Semiconductor. Mr. Taylor was with Benchmarq Microelectronics from 1987 to 1992, with Plano ISD from 1993 to 1995 and with Lattice Semiconductor from April 1995 through June 1996.

     Mr. Cote joined IDT in April 1997 as Vice President, Marketing. Mr. Cote was named Vice President, Marketing and Communications ASSPs in March 2000. Prior to joining IDT, he was Vice President of Marketing with Meridian Data from June 1996 through December 1996, and Zeitnet, Inc. from January 1995 through June 1996. Mr. Cote was previously with Synoptics, Inc. from 1991 to 1994, where he achieved the level of Director of Marketing.

     Mr. Franciscovich joined IDT in 1986 and has held various management, sales and marketing positions with the Company. He was appointed to his current position in August 1999. His previous positions at IDT included Vice President, SRAM Products, from August 1998 to July 1999; Director of Sales and Marketing, CEM Division, from April 1998 to August 1998; and Director of SRAM Marketing, from April 1996 to April 1998. He served as SRAM Marketing Manager from 1992 to 1996.

     Mr. Hunter was promoted to Vice President, Worldwide Manufacturing in February 1998. Previously he was Vice President, California Silicon Manufacturing, and has been with the Company since January 1996. Prior to coming to IDT, Mr. Hunter was Vice President of Fabrication Operations at Chartered Semiconductor from July 1994 through January 1996, and achieved Executive Vice President level at Fujitsu Persona while with that company from 1989 to 1994.

     Mr. Krock joined IDT in February 1996 as Corporate Controller and was appointed a Vice President in July 1997. In January 1998 he was elected Vice President, Chief Financial Officer. Prior to joining IDT, Mr. Krock was Corporate Controller at Rohm Corporation from 1992 to 1996 and held management positions at Price Waterhouse (now PricewaterhouseCoopers LLP) from 1983 to 1992.

     Mr. Lee joined IDT in 1984. He was appointed to his current position in August 1999. He previously served as Vice President of the FIFO Products Division from 1996 to 1999, and as Director of FIFO/ECL Products from 1990 to 1996. Mr. Lee held a management position at Intel Corp. from 1979 to 1984.

     Dr. Lien joined IDT in 1987 and was appointed Vice President, Technology Development in 1992 and was promoted to Vice President, Chief Technical Officer in April 1996. Prior to joining the Company, he held engineering positions at Digital Equipment Corporation and AMD.

     Mr. Schott has been with the Company since 1981 and was promoted to his current position in 1989. His previous positions with the Company include Director of Product Manufacturing at IDT's Salinas facility.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

     The Common Stock of the Company is traded on the Nasdaq National Market under the symbol IDTI. The following table sets forth the high and low last reported sales prices for the Common Stock as reported by the Nasdaq National Market during the fiscal quarters indicated:

                                                         High        Low
                                                         ----        ---
      Fiscal 2000
      First Quarter..................................   $10.44     $ 5.41
      Second Quarter.................................    24.38      10.88
      Third Quarter..................................    29.19      15.94
      Fourth Quarter.................................    43.81      25.63

      Fiscal 1999
      First Quarter..................................   $15.00     $ 6.63
      Second Quarter.................................     8.19       4.22
      Third Quarter..................................     7.38       4.50
      Fourth Quarter.................................     9.63       5.13

     As of May 28, 2000, there were approximately 950 record holders of the Common Stock.

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

Statements of Operations Data

In thousands, except per share data              April 2,      March 28,       March 29,       March 30,       March 31,
                                                  2000           1999            1998            1997            1996
--------------------------------------------------------------------------------------------------------------------------
Revenues                                       $  701,722      $ 601,017      $ 649,827       $581,901         $725,686
Restructuring, asset impairment and other          (4,726)       204,244             --         45,223               --
Research and development expenses                 108,009        143,355        130,730        158,402          139,643
Income (loss) before extraordinary item           130,611       (298,939)         8,457        (43,582)         123,015
Net income (loss)                                 130,611       (298,939)         8,457        (43,582)         124,936
Basic earnings per share:
   Income (loss) before extraordinary item           1.44          (3.42)          0.10          (0.53)            1.53
   Net income (loss)                                 1.44          (3.42)          0.10          (0.53)            1.56
Diluted earnings per share:
   Income (loss) before extraordinary item           1.32          (3.42)          0.10          (0.53)            1.34
   Net income (loss)                                 1.32          (3.42)          0.10          (0.53)            1.44
Shares used in computing net income (loss) per share:

Basic                                              90,918         87,397         84,732         82,252           80,292
Diluted                                            99,002         87,397         88,871         82,252           91,595


Balance Sheet and Other Data

                                                 April 2,      March 28,       March 29,       March 30,       March 31,
In thousands, except employee data                2000           1999            1998            1997            1996

Total assets.............................      $1,162,182      $ 741,847     $1,038,787       $956,105        $ 982,213
Convertible subordinated notes, net of
   Issuance costs........................         179,550        184,354        183,756        183,157          182,558
Other long-term obligations..............          92,172         78,022         86,929         65,387           46,054

Stockholders' equity.....................         681,151        299,326        590,028        554,583          580,948

Number of employees......................           4,780          4,805          5,185          4,433            3,978

Certain amounts for fiscal 1996-1999 have been restated as a result of a pooling-of-interests merger.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth items from the Company's consolidated statements of operations as a percentage of revenues:

--------------------------------------------------------------------------------
                                                               Fiscal Year Ended
--------------------------------------------------------------------------------
                                      April 2,      March 28,      March 29,
                                       2000           1999           1998
                                       -----          -----          -----
Revenues                               100.0%         100.0%         100.0%
Cost of revenues                        52.0           65.3           62.2
Restructuring charges, asset
     impairment and other               (0.7)          34.0            --
                                       -----          -----          -----

Gross profit                            48.7            0.7           37.8

Operating expenses:
Research and development                15.4           23.9           20.1
Selling, general
     and administrative                 16.8           19.5           15.6
Merger expenses                          0.7            0.2            --
                                       -----          -----          -----

Total operating expenses                32.9           43.6           35.7
                                       -----          -----          -----

Operating income (loss)                 15.8          (42.9)           2.1
Interest expense                        (2.0)          (2.5)          (2.3)
Interest income
    and other, net                       5.8            1.1            2.0
                                       -----          -----          -----
Income (loss) before
    income taxes                        19.6          (44.3)           1.8
Provision for income taxes               1.0            5.4            0.5
                                       -----          -----          -----
Net income (loss)                       18.6%         (49.7)%          1.3%
                                       =====          =====          =====


         The following discussion should be read in conjunction with IDT's consolidated financial statements and the notes thereto.

         All non-historical information contained in this discussion and analysis constitutes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are not guarantees of future performance and involve a number of risks and uncertainties, including but not limited to: operating results; new product introductions and sales; competitive conditions; capital expenditures and capital resources; manufacturing capacity utilization, and the Company's efforts to consolidate and streamline production; customer demand and inventory levels; protection of intellectual property in the semiconductor industry; and the risk factors set forth in the section "Factors Affecting Future Results." Future results may differ materially from such forward-looking statements as a result of such risks. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof.

         The following discussion contains forward-looking statements which are based on management's current expectations. These include, in particular, the statements related to revenues and gross profit, R&D and SG&A expenses and activities, interest expense, interest income and other, taxes, capital spending and financing transactions, as well as statements regarding successful development and market acceptance of new products, industry conditions and demand, effects of consolidation of production and capacity utilization.

Overview

         IDT made significant progress in improving its results from operations during fiscal 2000.

         The improvement in operating results is primarily attributable to increased revenues from target and other markets, reduced manufacturing costs per unit sold associated with more efficient manufacturing operations, reduced operating costs primarily associated with more focused research and development efforts, and overall improved conditions in the semiconductor industry.

         Revenues increased primarily because of increased unit sales. IDT is focused on selling semiconductor products to customers primarily in communications infrastructure markets. Customer acceptance of IDT's new communications products as well as increasing demand for existing products in target markets was the primary factor contributing to the increase in product units sold. Products designed primarily for the communications markets and related applications are also, at times, utilized by other markets and applications. For example, products in IDT's logic and SRAM product families have broad use in applications outside IDT's target communications infrastructure markets and demand for IDT products in these other markets also improved during fiscal 2000. In fiscal 2000, IDT completed the merger with Quality Semiconductor, Inc., ("QSI") which contributed additional revenues.

         During fiscal 1999, IDT took steps to make its manufacturing operations more efficient. These steps included closing the Company's fabrication facility located in San Jose, Calif., to improve utilization of the remaining fabrication facilities. The Company also began the process of consolidating QSI manufacturing volumes within existing IDT facilities, in a similar effort to increase the utilization of IDT's facilities and reduce the cost per unit produced. IDT has subsequently completed the sale of these surplus manufacturing assets to third parties.

         To focus its efforts to efficiently serve target communications markets, in fiscal 2000, IDT completed the sale of certain x86 microprocessor assets, including IDT's x86 product research and development subsidiary, Centaur Technology, Inc. Through the sale of these assets, IDT was able to reduce the level of operating expenditures, especially research and development expenses, while increasing development efforts associated with developing products for IDT's communications infrastructure markets.

Results of Operations

Revenues. Pooling of interests accounting has been used to account for the merger of QSI with IDT. Under pooling of interests accounting, IDT's past results are restated to include the results of QSI (see Note 2 of Notes to Consolidated Financial Statements).

         Revenues for fiscal 2000 were $701.7 million, an increase of $100.7 million compared to the $601.0 million recorded in fiscal 1999. Fiscal 1999 revenues decreased by $48.8 million compared to the $649.8 million recorded for fiscal 1998.

         The increase in revenues from fiscal 1999 to fiscal 2000 is primarily the result of increased unit sales of IDT's communications and high-performance logic and SRAM and other products, partially offset by a decline in sales of x86 microprocessor products. Increased unit sales of IDT's communications and high-performance logic products is principally attributable to the introduction of new products primarily for data networking and wireless communications infrastructure markets as well as increased demand for existing products from customers in these and other markets. In addition, IDT is benefiting from increased levels of demand for the industry standard products which it manufactures for its SRAM segment. In September 1999, IDT sold certain of its x86 microprocessor-related assets and ceased unit sales of these products in January 2000. The Company expects that unit demand for the products it offers will now be primarily derived from the communications infrastructure markets.

         The Company believes revenues and costs associated with existing and new products in the communications and high-performance logic and SRAMs and other segments will increase in future periods as the Company continues to execute new product introduction strategies and assuming that overall levels of industry demand continue to improve. IDT does not expect any future x86 microprocessor unit sales.

         The merger of QSI into the Company was completed in fiscal 2000. Revenue, costs and operating margins from QSI products have been included in the Company's results reported for its communications and high-performance logic segment. IDT commenced the process of combining IDT's and QSI's manufacturing operations after the merger was completed in fiscal 2000. In May 2000, IDT completed the sale of surplus manufacturing assets related to the former QSI operations.

         During fiscal 2000, IDT entered into a cross license with Intel Corp. ("Intel") and received as consideration $20.5 million. Of this amount, $8.5 million was recognized as revenue in the second quarter of fiscal 2000. The remaining revenue associated with the cross license with Intel is being recognized over seven years, the estimated remaining useful life of the relevant intellectual property.

Gross Profit. Gross profit in fiscal 2000 was $341.6 million, compared to $4.0 million and $245.5 million in fiscal 1999 and 1998, respectively.

         On an operating basis (excluding restructuring, asset impairment and other special costs and benefits), gross margin showed sequential quarterly improvement throughout fiscal 2000 and reached 47.6% for the year as a whole, compared to 35.1% in fiscal 1999 and 37.8% in fiscal 1998. The improvement in IDT's gross margin in fiscal 2000 compared to fiscal 1999 was due to higher revenues primarily associated with increased unit sales, and cost savings associated with the consolidation of wafer fabrication production late in fiscal 1999, including the closure of one fabrication facility. Consolidation of production has allowed IDT to improve utilization of its remaining fabrication facilities, resulting in a lower overall cost per unit produced. IDT's gross margin also improved in fiscal 2000 over fiscal 1999 because of a reduction in depreciation expense resulting from lower carrying values of impaired manufacturing assets.

         Special items impacting gross profit in fiscal 2000 included $8.5 million in Intel licensing revenue, which carried little related costs, and $4.7 million in net positive adjustments and reversals relating to the completion in fiscal 2000 of restructuring activities commenced in fiscal 1999 and finalizing the related accounting.

         In fiscal 1999, the Company recorded a $28.9 million charge to cost of sales which related primarily to excess SRAM manufacturing equipment ($18.9 million) and certain technology licensing matters ($10.0 million, of which $3 million was reversed later in fiscal 1999 upon settlement of certain of these matters). The net carrying value of this equipment before writedown was $17.4 million, and after writedown was $2.3 million. The excess SRAM manufacturing equipment charge represented a writedown to estimated fair market value based primarily on appraisals and third-party estimates. The charge was the result of prevailing economic conditions in the SRAM market, which had undergone declines in both demand and price. The charge for manufacturing equipment resulted in annual depreciation expense savings of approximately $4 million.

         Also in fiscal 1999, the Company recorded an R&D expense charge of $5.5 million relating primarily to discontinuing certain technology development initiatives (see "Research and Development" below).

         Additionally, the Company recorded a $131.9 million asset impairment and other charge in fiscal 1999 which related primarily to an asset impairment reserve recorded against the manufacturing assets of IDT's eight-inch wafer fabrication facility in Hillsboro, Ore. The Company determined that due to excess industry capacity and low prices for semiconductor products manufactured in the Hillsboro facility, future undiscounted cash flows related to its wafer fabrication assets were insufficient to recover the carrying value of the assets. As a result, the Company wrote down these assets to estimated fair market value based primarily on appraisals and estimates from independent parties. Of the $131.9 million, $5.0 million was related to certain patent claims against the Company. The Company reversed $3.0 million in fiscal 2000 upon final settlement of these claims. As a result of asset impairment charges in fiscal 1999, which reduced the carrying value of manufacturing equipment, IDT's annual depreciation expense was reduced by approximately $25 million.

         The Company incurred restructuring charges of $46.4 million in fiscal 1999 related primarily to a provision for exit and closure costs associated with the San Jose wafer fabrication facility, which the Company closed in the third quarter of fiscal 1999. The Company completed the sale of this facility in the first quarter of fiscal 2000. During fiscal 2000, the Company recorded a $1.7 million reserve adjustment, benefiting gross profit, upon the settlement of an intellectual property dispute. As a result of the restructuring actions, the Company realized annual cost savings in depreciation, labor, equipment and other costs of approximately $45 million, which were partially realized in the fourth quarter of fiscal 1999 and fully realized in fiscal 2000.

Research and Development. For fiscal 2000, research and development ("R&D") expenses decreased by $35.3 million compared to fiscal 1999. R&D expenses increased by $12.6 million from fiscal 1998 to fiscal 1999.

         R&D expenses decreased in fiscal 2000 for three principal reasons. First, expenses related to developing process technology have been reduced in fiscal 2000 because of the closure of IDT's San Jose wafer fabrication facility, and the consolidation of all process development activities solely at the Hillsboro facility. Second, the allocation of manufacturing costs associated with process R&D has decreased in fiscal 2000 as a result of fewer fabrication facilities and continued improved manufacturing facility utilization at the remaining facilities. With increased utilization of equipment for production activities, allocations of costs to R&D activities have decreased based upon the nature of activities performed. Third, expenses to develop x86 microprocessor products decreased in the second half of fiscal 2000, as the Company completed the sale of its Austin, Texas x86 microprocessor design center during the second quarter of fiscal 2000.

         R&D expenses in fiscal 1999 also included $5.5 million in charges, primarily associated with discontinuing efforts to develop certain new products, including a graphics chip and a specialized logic chip. Cost savings associated with discontinuing these development efforts are approximately $1 million per quarter.

         Management expects that in fiscal 2001, R&D expense will increase in absolute dollars from fiscal 2000's levels. The Company intends to increase its investment in new product and technology development in an effort to increase revenues in its target networking and telecommunications customer markets. As a percentage of revenue, management expects R&D expense to remain relatively constant, assuming that business conditions and overall industry demand continue to improve.

         Current R&D activities include enhancing IDT's families of integrated products such as FIFOs and multi-ported communications products; expanding IDT's offerings of networking and switching products; developing a new family of RISC-based processors which integrate networking functions; broadening IDT's high-performance logic and clock product portfolios; delivering two new families of integrated communications products targeted at improving customers' router system performance and providing gateways for voice traffic over the internet. Additionally, IDT is developing advanced manufacturing process technologies, including 0.15-micron semiconductor fabrication techniques, designed to produce performance advantages and expand the volumes of semiconductor products produced to allow continued growth of IDT's communications products.

Selling, General and Administrative. Selling, general and administrative ("SG&A") expenses were essentially flat for fiscal 2000 compared to fiscal 1999. As a percentage of revenue, SG&A decreased from 19.5% to 16.8% over this period. The Company expects that in coming quarters, recurring SG&A expenses will increase slightly, principally related to costs such as sales commissions and sales bonuses which vary in relation to sales volumes, and marketing expenses related to new product introductions. Assuming continued strong business conditions and improving overall industry demand, management expects SG&A spending as a percentage of revenues to decline in fiscal 2001.

         SG&A in fiscal 1999 included expenses associated with x86 microprocessor marketing and enterprise-wide management information system upgrades. These fiscal 1999 expenses were largely responsible for the $16.7 million increase in SG&A from fiscal 1998 to fiscal 1999.

Merger Expenses. The Company incurred $4.8 million in expenses related to the QSI merger in the first quarter of fiscal 2000, including $4.6 million in severance and employee retention costs.

Interest Expense. Interest expense is primarily associated with the 5.5% Convertible Subordinated Notes, due in 2002, and secured equipment financing agreements which amortize over the term of the financing agreements. Excluding historical amounts related to QSI, annual interest expense was essentially unchanged during the fiscal 1998-2000 period. Substantially all of the Notes were converted into common stock, in the first quarter of fiscal 2001 (see "Subsequent Events," below).

Interest Income and Other, Net. Interest income and other, net, was $40.6 million in fiscal 2000, compared to $6.4 million in fiscal 1999. Special items in fiscal 2000 included net gains of $19.6 million primarily related to the sale of IDT's x86 design subsidiary and x86 processor related intellectual property; a realized net gain of $11.3 million on the sale of a portion of the Company's equity investment in Quantum Effect Devices, Inc. ("QED"); and a gain of $4.6 million on the sale of the Company's San Jose fabrication facility. Interest income increased by $5.8 million in fiscal 2000 as a result of higher cash equivalents and investment balances. Interest income and other, net for fiscal 2000 and 1999 includes losses of $14.8 million and $11.1 million, respectively, related to IDT's equity interest in Clear Logic, Inc. The Company does not expect to record additional losses related to this investment in fiscal 2001, as the Clear Logic investment was fully amortized in fiscal 2000.

Taxes. The Company's effective tax rate for fiscal 2000 was 5%. The tax rate in fiscal 2000 was lower than the 35% federal rate primarily due to the use of net operating loss and tax credit carryovers to reduce the Company's actual tax liability.

         In view of the cumulative losses incurred during fiscal 1997-1999, and in consideration of current accounting literature and related interpretations, which require that reserves be taken for net deferred tax assets when there is significant doubt as to whether such assets will be realized, IDT recorded a reserve for all of its existing net deferred tax assets in fiscal 1999. The Company realized no federal tax benefit in fiscal 1999 because of its inability to carry back losses.

         The effective tax rate for fiscal 1998 of 28% differed from the U.S. statutory rate of 35% primarily due to differences in U.S. and foreign tax rates, changes in valuation allowances for deferred tax assets; and the utilization of certain tax credits.

         Historically, income taxes in state jurisdictions have not been significant, due mainly to available tax credits. IDT currently enjoys certain tax benefits in Malaysia and the Philippines, mainly as a result of tax holidays and certain investment incentives. (See Note 10 of Notes to Consolidated Financial Statements.)

         The Company currently expects its effective tax rate for fiscal 2001 to be 20%. Should the Company's profits during fiscal 2001 differ significantly from planned levels, the Company's tax rate could change.

Liquidity and Capital Resources

At April 2, 2000, cash and cash equivalents were $372.6 million, an increase of $228.0 million from $144.6 million at March 28, 1999. Additionally the Company had short-term investments, excluding equity securities, of $49.4 million and $56.5 million at April 2, 2000 and March 28, 1999, respectively.

         The Company also holds equity securities consisting of common stock of QED, which completed an initial public offering in fiscal 2000. The Company sold a portion of its holdings as part of the public offering, recognizing a pretax net gain of $11.3 million. The remaining 2.8 million shares of QED common stock owned by IDT are recorded on the April 2, 2000, balance sheet at their then-current fair value of approximately $80 per share, while related unrealized gains are reported as a separate component of accumulated other comprehensive income.

         The Company generated $242.6 million in cash from operating activities during fiscal 2000, up from $61.0 million for fiscal 1999. Cash from operating activities in fiscal 1999 was relatively low due to the Company's net loss in that year, partially offset by noncash items.

         During fiscal 2000, the Company's net cash used for investing activities was $37.3 million. Capital expenditures were $84.5 million in fiscal 2000, compared to $111.9 million in fiscal 1999. In fiscal 2000, the Company received $44.3 million in proceeds from sales of property, plant and equipment, consisting primarily of the sale of its former San Jose fabrication facility, which was closed during fiscal 1999 in connection with the Company's restructuring efforts, and assets associated with the Company's x86 design subsidiary.

         Financing activities provided $22.7 million during fiscal 2000. Financing activities during the year included the repurchase and retirement of a portion of the 5.5% Convertible Subordinated Notes for $3.5 million. The notes had a face value of $4.5 million.

         IDT anticipates capital expenditures of approximately $125 million during fiscal 2001, to be financed primarily through cash generated from operations and existing cash and investments. The Company may also investigate other financing alternatives, depending on whether available terms are favorable to the Company.

         The Company believes that existing cash and cash equivalents, cash flow from operations and credit sources available to the Company will be sufficient to meet its working capital, debt repayment and anticipated capital expenditure requirements through fiscal 2001 and 2002. There can be no assurance however, that the Company will not be required to seek additional external financing sooner or that such financing, if required, will be available on terms satisfactory to the Company. If the Company is required to seek such external financing, the unavailability of financing on terms satisfactory to IDT could have a material adverse effect on the Company.

Subsequent Events

Substantially all holders of the Company's convertible notes converted their notes into common stock in May 2000, increasing the number of shares outstanding by approximately 6.3 million. As a result of the conversion, the Company expects a significant reduction in interest expense in future periods.

Factors Affecting Future Results

IDT's Operating Results can Fluctuate Dramatically.

IDT's operating results can fluctuate dramatically. For example, the Company had net income of $130.6 million for fiscal 2000 compared to a net loss of $298.9 million for fiscal 1999 and net income of $8.5 million for fiscal 1998. Fluctuations in operating results can result from a wide variety of factors, including:

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

         In addition, many of these factors also impact the recoverability of the cost of manufacturing, tax and other assets. As business conditions change, future writedowns or abandonment of these assets may occur. Also, the Company ships a substantial portion of its products in the last month of a quarter. If anticipated shipments in any quarter do not occur, IDT's operating results for that quarter could be harmed. Further, IDT may be unable to compete successfully in the future against existing or potential competitors, and IDT's operating results could be harmed by increased competition. IDT's operating results are also impacted by changes in overall economic conditions, both domestically and abroad. IDT derives almost 40% of its revenues from overseas sales. Continued uncertainties in some foreign economies, such as Korea, Japan, and other countries may reduce demand for IDT's products. Should economic conditions deteriorate, domestically or overseas, the Company's sales and business results would be harmed.

The Cyclicality of the Semiconductor Industry Exacerbates the Volatility of IDT's Operating Results.

The semiconductor industry is highly cyclical.

         Market conditions characterized by excess supply relative to demand and resultant pricing declines have occurred in the past and may occur in the future. Such pricing declines adversely affect IDT's operating results and force IDT and its competitors to modify their capacity expansion programs. As an example, in prior years a significant increase in manufacturing capacity allocated to industry standard SRAM components caused significant downward trends in pricing, which adversely affected IDT's gross margins and operating results. IDT is unable to accurately estimate the amount of worldwide production capacity dedicated to or planned for the industry-standard products, such as SRAM, that it produces. IDT's operating results can be adversely affected by such factors in the semiconductor industry as: a material increase in industry-wide production capacity; a shift in industry capacity toward products competitive with IDT's products; and reduced demand or other factors that may result in material declines in product pricing and could affect IDT's operating results.

         Although IDT is attempting to reduce its dependence on revenue derived from the sale of industry-standard products, and while the Company seeks to carefully manage costs, these efforts may not be sufficient to offset the adverse effect the above or other industry related factors can have on the Company's results.

Demand for IDT's Products Depends on Demand in the Communications, and to a Lesser Extent, Computer Markets.

The majority of the Company's products are incorporated into customers' systems in data networking, wireless telecommunications, and other communications applications. A percentage of the Company's products, including its high-performance logic components, serve in customers' computer, computer-related, and other applications. Customer applications for the Company's products have historically been characterized by rapid technological change and significant fluctuations in demand. Demand for most IDT products, and therefore potential increases in revenue, depends upon growth in the communications market, particularly in the data networking and wireless telecommunications infrastructure markets and, to a lesser extent, the computer markets. Any slowdown in these communications or computer related markets could materially adversely affect IDT's operating results.

IDT's Product Manufacturing Operations are Complex and Subject to Interruption.

From time to time, IDT has experienced production difficulties, including reduced manufacturing yields or products that do not meet IDT's or its customers' specifications, that have caused delivery delays and quality problems. While production delivery delays have been infrequent and generally short in duration, IDT could experience manufacturing problems and product delivery delays in the future as a result of, among other things, complexity of manufacturing processes, changes to its process technologies, and ramping production and installing new equipment at its facilities.

         IDT has wafer fabrication facilities located in Hillsboro, Ore. and Salinas, Calif. As a result of the QSI merger, IDT also acquired manufacturing assets in eastern Australia and other locations. The sale of QSI-related and other surplus manufacturing assets was completed by May 2000. Substantially all of IDT's revenues are derived from products manufactured at facilities which are exposed to the risk of natural disasters, including earthquakes. Approximately 70% of IDT's total revenue is derived from products manufactured at its fabrication facility in Salinas which is located near an active earthquake fault. If IDT were unable to use its facilities, as a result of a natural disaster, or otherwise, IDT's operations would be materially adversely affected until the Company was able to obtain other production capability. IDT does not carry earthquake insurance on its facilities or related to its business operations, as adequate protection is not offered at economically justifiable rates.

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

IDT's Operating Results can be Substantially Impacted by Facility Expansion, Utilization and Consolidation.

Facility and capacity additions have resulted in a significant increase in fixed and variable operating expenses that in the past have not been fully offset when revenues declined. IDT records as R&D expense the operating costs associated with bringing a new fabrication facility to commercial production status in the period such expenses are incurred. However, as commercial production at a new fabrication facility commences, the operating costs are classified as cost of revenues, and IDT begins to recognize depreciation expense relating to the facility. Accordingly, if revenue levels are not maintained or if IDT is unable to achieve gross margins from products produced at the Hillsboro facility that are comparable to IDT's other products, IDT's future results of operations could be adversely impacted.

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

IDT May Require Additional Capital on Satisfactory Terms to Remain Competitive.

The semiconductor industry is extremely capital intensive. To remain competitive, IDT continues to invest in advanced manufacturing and test equipment. IDT could be required to seek financing to satisfy its cash and capital needs, and such financing might not be available on terms satisfactory to IDT. If such financing is required and if such financing is not available on terms satisfactory to IDT, its operations could be adversely affected.

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

International Operations Add Increased Volatility to IDT's Operating Results.

A substantial percentage of IDT's revenues are derived from non-U.S. sales. During fiscal 2000, fiscal 1999 and fiscal 1998, non-U.S. sales accounted for 38%, 37% and 39% of IDT's revenues, respectively. During these periods, Asia Pacific sales, which exclude Japan, accounted for 10%, 10% and 12% of IDT's revenues, respectively. Sales in Japan accounted for 11%, 8% and 9% of total revenues, respectively, during these periods.

         In addition, IDT's offshore assembly and test operations incur payroll, facilities and other expenses in local currencies. Accordingly, movements in foreign currency exchange rates, can impact IDT's cost of goods sold, as well as both pricing and demand for its products. IDT's offshore operations and export sales are also subject to risks associated with foreign operations, including:

o    political instability;

o    currency controls and fluctuations;

o    changes in local economic conditions and import and export controls; and

o    changes in tax laws, tariffs and freight rates.

         Contract pricing for raw materials used in the fabrication and assembly processes, as well as for subcontract assembly services, can also be impacted by currency exchange rate fluctuations. The Company also purchases certain semiconductor manufacturing tools, such as photo-lithography equipment, from overseas vendors. Such tools are typically quoted at a foreign-currency price, often equivalent to several million U.S. dollars per unit. Currency exchange rate fluctuations can have a substantial impact on the net U.S.-dollar cost of these tools to IDT.

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

IDT's Common Stock is Subject to Price Volatility.

IDT's common stock has experienced substantial price volatility. Such volatility may occur in the future, particularly as a result of quarter-to-quarter variations in the actual or anticipated financial results of IDT, the companies in the semiconductor industry, or those in the markets served by IDT. Announcements by IDT or its competitors regarding new product introductions may also lead to volatility. In addition, IDT's stock price can fluctuate due to price and volume fluctuations in the stock market, especially those that have affected technology stocks. IDT's product portfolio includes a mix of proprietary or limited-source products, and industry-standard or multiple-source products, IDT's products also employ a variety of semiconductor design technologies. Stock price volatility may also result from changes in perceptions about the various types of products IDT manufactures and sells.

IDT is Exposed to Fluctuations in the Market Price of its Investment in QED.

The Company's investment portfolio includes common stock holdings in QED, as described above. The common stock of QED is highly volatile. At the same time, the Company is precluded from selling or hedging the value of any of its current holdings until July 2000, due to underwriting-agreement restrictions. As a result of these factors, the amount of income and cash flow that IDT ultimately realizes from this investment in future periods may vary materially from the current unrealized amount.

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

         The Company is exposed to foreign currency exchange rate risk as a result of international sales, assets and liabilities of foreign subsidiaries, and capital purchases denominated in foreign currencies. The Company uses derivative financial instruments (primarily forward contracts) to help manage its foreign currency exchange exposures. The Company does not enter in derivatives for trading purposes. The Company performed a sensitivity analysis for both fiscal 1999 and 2000 and determined that a 10% change in the value of the U.S. dollar would have an insignificant near-term impact on IDT's financial position, results of operations and cash flows.

Impact of Year 2000 on IDT's Operations.

The Company has completed the transition from calendar year 1999 to 2000 and conducted internal tests for year 2000 issues. No significant impact to the Company's operations or its business and manufacturing systems has been detected. The Company will continue to monitor its systems, facilities and products over the next few months to ensure that latent defects do not manifest themselves. Such follow-up will be encompassed into the normal monitoring of Company systems and operations.

         Amounts paid to manufacturing equipment vendors to obtain software upgrades to remediate Year 2000 issues totaled approximately $400,000. IDT also paid Keane, Inc., a software services firm, approximately $165,000 in consulting fees. Residual year 2000 and monitoring costs after April 2, 2000 are not expected to be significant.

Requirements Associated with the Introduction of the Euro.

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

         IDT is in the process of evaluating the impact of the Euro's introduction on the Company's pricing policies, foreign currency hedging tactics, and administrative systems and costs. Based on its ongoing evaluation, IDT does not currently expect the cost of any system modifications to be material and does not expect that the Euro will have a material adverse impact on IDT's business activities, financial condition or overall trends in results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The   information   required  for  this  item  is  provided  under  the  caption
"Quantitative and Qualitative Disclosures about Market Risk" in Item 7 of this report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY

     Index to Consolidated Financial Statements Covered by Report of Independent Accountants

     Consolidated Financial Statements included in Item 8:

     Report of Independent Accountants

     Consolidated Balance Sheets at April 2, 2000 and March 28, 1999

     Consolidated Statements of Operations for each of the three fiscal years in the period ended April 2, 2000

     Consolidated Statements of Cash Flows for each of the three fiscal years in the period ended April 2, 2000

     Consolidated Statements of Stockholders' Equity for each of the three fiscal years in the period ended April 2, 2000

     Notes to Consolidated Financial Statements

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Integrated Device Technology, Inc.

     In our  opinion,  the  accompanying  consolidated  balance  sheets  and the related consolidated statements of operations, of cash flows, and of stockholders' equity present fairly, in all material respects, the financial position of Integrated Device Technology, Inc. and its subsidiaries at April 2, 2000 and March 28, 1999, and the results of their operations and their cash flows for each of the three years in the period ended April 2, 2000, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     PricewaterhouseCoopers  LLP
     San Jose, California
     April 21, 2000, except for
     Note 15, which is as of May 15, 2000.

                                                 Consolidated Balance Sheets
------------------------------------------------------------------------------------------------------------------------------
(In thousands,                                                                                    April 2,           March 28,
except share amounts)                                                                                2000               1999
------------------------------------------------------------------------------------------------------------------------------
Assets

Current assets:
       Cash and cash equivalents                                                                 $  372,606           $144,598
       Short-term investments-- equity securities                                                   223,906                  -
       Other short-term investments                                                                  49,439             56,516
       Accounts receivable, net of allowance for returns
          and doubtful accounts of $6,045 and $5,302                                                 90,957             62,175
       Inventories, net                                                                              72,279             60,787
       Prepayments and other current assets                                                          40,630             59,381
                                                                                                 ----------           --------
Total current assets                                                                                849,817            383,457
Property, plant and equipment, net                                                                  260,107            299,235
Other assets                                                                                         52,258             59,155
                                                                                                 ----------           --------
Total assets                                                                                     $1,162,182           $741,847
                                                                                                 ==========           ========
Liabilities and stockholders' equity

Current liabilities:
       Accounts payable                                                                             $37,294            $37,076
       Accrued compensation and related expenses                                                     28,530             16,736
       Deferred income on shipments to distributors                                                  74,585             45,035
       Other accrued liabilities                                                                     35,160             49,639
       Current portion of long-term obligations                                                      11,317             13,461
                                                                                                 ----------           --------
Total current liabilities                                                                           186,886            161,947
Convertible subordinated notes, net of issuance costs                                               179,550            184,354
                                                                                                 ----------           --------
Long-term obligations                                                                                92,172             78,022
                                                                                                 ----------           --------
Deferred tax liabilities                                                                             22,423             18,198
                                                                                                 ----------           --------
Commitments and contingencies (Notes 6 and 7)

Stockholders' equity:
       Preferred stock; $.001 par value:
          10,000,000 shares authorized; no shares issued                                                  -                  -
       Common stock; $.001 par value:
          200,000,000 shares authorized; 95,667,128 and 87,994,095
          shares issued and outstanding                                                                  96                 88
       Additional paid-in capital                                                                   421,785            372,900
       Treasury stock (none and 311,086 shares)                                                           -             (1,638)
       Retained earnings (accumulated deficit)                                                       39,648            (68,315)
       Accumulated other comprehensive income (loss)                                                219,622             (3,709)
                                                                                                 ----------           --------
Total stockholders' equity                                                                          681,151            299,326
                                                                                                 ----------           --------
Total liabilities and stockholders' equity                                                       $1,162,182           $741,847
                                                                                                 ==========           ========

------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                                            Consolidated Statements of Operations
------------------------------------------------------------------------------------------------------------------------------
                                                                                                             Fiscal Year Ended
------------------------------------------------------------------------------------------------------------------------------
(In thousands,                                                                     April 2,        March 28,         March 29,
except per share data)                                                                2000             1999              1998
------------------------------------------------------------------------------------------------------------------------------
Revenues                                                                          $701,722        $ 601,017           $649,827
Cost of revenues                                                                   364,832          392,748            404,364
Restructuring charges, asset impairment and other                                   (4,726)         204,244                  -
                                                                                  --------        ---------           --------
Gross profit                                                                       341,616            4,025            245,463
                                                                                  --------        ---------           --------
Operating expenses:
       Research and development                                                    108,009          143,355            130,730
       Selling, general and administrative                                         117,942          117,805            101,145
       Merger expenses                                                               4,840              974                  -
                                                                                  --------        ---------           --------
Total operating expenses                                                           230,791          262,134            231,875
                                                                                  --------        ---------           --------
Operating income (loss)                                                            110,825         (258,109)            13,588
Interest expense                                                                   (13,967)         (14,787)           (15,210)
Interest income and other, net                                                      40,628            6,413             13,398
                                                                                  --------        ---------           --------
Income (loss) before income taxes                                                  137,486         (266,483)            11,776
Provision for income taxes                                                           6,875           32,456              3,319
                                                                                  --------        ---------           --------
Net income (loss)                                                                 $130,611        $(298,939)          $  8,457
                                                                                  ========        =========           ========
Basic net income (loss) per share:                                                $   1.44        $   (3.42)          $   0.10
Diluted net income (loss) per share:                                              $   1.32        $   (3.42)          $   0.10
Weighted average shares:
         Basic                                                                      90,918           87,397             84,732
         Diluted                                                                    99,002           87,397             88,871

------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.





                                            Consolidated Statements of Cash Flows
------------------------------------------------------------------------------------------------------------------------------
                                                                                                             Fiscal Year Ended
------------------------------------------------------------------------------------------------------------------------------
                                                                                   April 2,        March 28,          March 29,
(In thousands)                                                                        2000             1999               1998
------------------------------------------------------------------------------------------------------------------------------
Operating activities
Net income (loss)                                                                 $130,611        $(298,939)          $  8,457
Adjustments:
       Depreciation and amortization                                                89,045          113,596            119,508
       Restructuring, asset impairment and other                                         -          179,428                  -
       Gain on sale of property, plant and equipment                               (12,042)               -                  -
       Deferred tax assets                                                               -           31,578              4,220
Changes in assets and liabilities:
       Accounts receivable, net                                                    (29,585)          18,042              5,266
       Inventories, net                                                            (14,631)          17,091            (16,824)
       Income tax refund receivable                                                      -            7,309             26,746
       Other assets                                                                 14,855           11,993              7,724
       Accounts payable                                                                942          (26,035)            14,912
       Accrued compensation and related expenses                                    12,034             (860)               954
       Deferred income on shipments to distributors                                 29,550          (13,603)            13,139
       Deferred licensing revenue                                                   32,033                -                  -
       Other accrued liabilities                                                   (10,199)          21,364             11,561
                                                                                  --------        ---------           --------
                Net cash provided by operating activities                          242,613           60,964            195,663
                                                                                  --------        ---------           --------
Investing activities

       QSI net cash used from 10/1/98 to 3/31/99                                    (1,146)               -                  -
       Purchases of property, plant and equipment                                  (84,489)        (111,867)          (167,546)
       Proceeds from sale of property, plant and equipment                          44,334            3,137                367
       Purchases of short-term investments                                        (166,969)        (109,546)           (51,661)
       Proceeds from sales of short-term investments                               170,976          131,465             12,187
       Purchases of equity investments                                                   -           (5,867)            (9,224)
                                                                                  --------        ---------           --------
                Net cash used for investing activities                             (37,294)         (92,678)          (215,877)
                                                                                  --------        ---------           --------
Financing activities
       Proceeds from issuance of common stock, net                                  44,233            9,038             23,101
       Repurchase of common stock, net                                                   -           (4,787)              (229)
       Proceeds from secured equipment financing                                         -           31,764              2,850
       Payments on capital leases and other debt                                   (21,544)         (15,220)           (10,070)
                                                                                  --------        ---------           --------
                Net cash provided by financing activities                           22,689           20,795             15,652
                                                                                  --------        ---------           --------
                Net increase (decrease) in cash and cash equivalents               228,008          (10,919)            (4,562)
Cash and cash equivalents at beginning of period                                   144,598          155,517            160,079
                                                                                  --------        ---------           --------
Cash and cash equivalents at end of period                                        $372,606        $ 144,598           $155,517
                                                                                  ========        =========           ========
Supplemental disclosure of cash flow information
       Cash paid for:
                Interest                                                          $ 13,455        $  13,939           $ 13,839
                Income taxes, net of refunds                                         3,798          (12,093)           (30,350)
       Non-cash activities:
                Conversion of accrued liability to equity                                -            6,293              3,000
                Capital lease obligations                                                -            6,497              6,603

------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

------------------------------------------------------------------------------------------------------------------------------
                                       Consolidated Statements of Stockholders' Equity
------------------------------------------------------------------------------------------------------------------------------
                                                                                      Retained     Accumulated
                                      Common Stock      Additional                    Earnings           Other           Total
                             ---------------------         Paid-in    Treasury    (Accumulated   Comprehensive   Stockholders'
(In thousands)                      Shares  Amount         Capital       Stock        Deficit)   Income (Loss)          Equity
------------------------------------------------------------------------------------------------------------------------------
Balance, March 30, 1997         83,460,220     $83        $332,770    $      -        $222,885        $ (1,155)       $554,583
Issuance of common stock         2,990,367       3          25,763           -               -               -          25,766
Tax benefit from stock
         option transactions             -       -           1,420           -               -               -           1,420
Other comprehensive loss:
         Translation adjustment          -       -               -           -               -            (711)           (711)
         Unrealized gain on
            securities, net              -       -               -           -               -             513             513
Net income                               -       -               -           -           8,457               -           8,457
                                -----------   ----        --------    --------        --------        --------        --------
Comprehensive income                                                                   231,342            (198)        231,144
                                                                                      --------        --------        --------
Balance, March 29, 1998         86,450,587      86         359,953           -         231,342          (1,353)        590,028
Repurchase of common stock        (856,000)     (1)              -      (4,630)              -               -          (4,631)
Issuance of common stock         1,827,777       2           6,655       2,992            (718)              -           8,931
Issuance of common
         stock to extinguish
         accrued liability         571,731       1           6,292           -               -               -           6,293
Other comprehensive income:
         Translation adjustment          -       -               -           -               -          (2,304)         (2,304)
         Unrealized loss
            on securities, net           -       -               -           -               -             (52)            (52)
Net loss                                 -       -               -           -        (298,939)              -        (298,939)
                                -----------   ----        --------    --------        --------        --------        --------
Comprehensive loss                                                                     (68,315)         (2,356)        (70,671)
                                                                                      --------        --------        --------
Balance, March 28, 1999         87,994,095      88         372,900      (1,638)        (68,315)         (3,709)        299,326
Issuance of common stock         7,673,033       8          43,756       1,638             (83)              -          45,319
QSI loss, 10/1/1998
         to 3/31/1999                    -       -               -           -         (22,565)              -         (22,565)
Tax benefit from stock
         option transactions             -       -           5,129           -               -               -           5,129
Other comprehensive income:
         Translation adjustment          -       -               -           -               -             595             595
         Unrealized gain
            on securities, net           -       -               -           -               -         222,736         222,736
Net income                               -       -               -           -         130,611               -         130,611
                                -----------   ----        --------    --------        --------        --------        --------
Comprehensive income                                                                    39,648         223,331         262,979
                                                                                      --------        --------        --------
Balance, April 2, 2000          95,667,128     $96        $421,785  $        -        $ 39,648        $219,622        $681,151
                               ============   ====        ========  ==========        ========        ========        ========
------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.



                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


Note 1
--------------------------------------------------------------------------------
Summary of Significant Accounting Policies

Nature of Business. Integrated Device Technology, Inc. ("IDT" or the "Company") designs, develops, manufactures and markets a broad range of high-performance semiconductor products, primarily for communications markets. IDT's products include communications memories, communications application-specific standard products (ASSPs), RISC microprocessors, high-speed SRAMs, and high-performance logic and clock management products.

Fiscal Year. The Company's fiscal year ends on the Sunday nearest March 31. Fiscal 2000, a 53-week year, ended on April 2, 2000. Fiscal 1999 and 1998 each included 52 weeks and ended on March 28, 1999 and March 29, 1998, respectively.

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

     In May 1999, IDT consummated the acquisition of Quality Semiconductor, Inc. ("QSI") in a transaction accounted for as a pooling of interests. The financial statements have been retroactively restated to reflect the combined operations of IDT and QSI as if the combination had occurred at the beginning of the earliest period presented (see Note 2). There were no significant differences between the accounting policies of IDT and QSI.

     Certain reclassifications have been made to prior-year balances, none of which affected the Company's financial position or results of operations, to present the financial statements on a consistent basis.

Cash Equivalents and Short-term Investments. Cash equivalents are highly liquid investments with original maturities of three months or less at the time of acquisition or with guaranteed on-demand buy-back provisions. Short-term investments, other than equity securities, are valued at amortized cost, which approximates fair market value.

     The Company's short-term investments are classified as available-for-sale at April 2, 2000 and March 28, 1999. Investment securities classified as available-for-sale are reported at market value, and net unrealized gains or losses are recorded in accumulated comprehensive income, a separate component of stockholders' equity, until realized. Realized gains and losses are computed based upon specific identification and are included in interest income and other, net. Management determines the appropriate classification of debt and equity securities at the time of purchase and reassesses the classification at each reporting date.

     As  of  April  2,  2000,  cash   equivalents   included  $11.7  million  in
certificates  of  deposit  which  were  collateralizing   certain  customs  bond
obligations and a mortgage transaction.

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

     The Company reviews the carrying values of long-lived assets whenever events and circumstances indicate that the net book value of an asset may not be recovered through expected future cash flows from its use and eventual disposition. The amount of impairment loss, if any, is measured as the difference between the net book value and the estimated fair value of the asset.

Revenue Recognition. Revenues from product sales are generally recognized upon shipment, and a reserve is provided for estimated returns and discounts. A portion of the Company's sales are made to distributors under agreements that allow certain rights of return and price protection on products unsold by the distributors. Related revenues and costs of revenues thereon are deferred until the products are resold by the distributors. Revenues related to licensing agreements are recognized ratably over the lives of the related patents (see
Note 14).

Income Taxes. The Company accounts for income taxes under an asset and liability approach which requires the expected future tax consequences of temporary differences between book and tax bases of assets

                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

and liabilities be recognized as deferred tax assets and liabilities. No provision for U.S. income taxes is provided on unremitted earnings of foreign subsidiaries, to the extent such earnings are deemed to be permanently reinvested.

Net Income (Loss) Per Share. Basic and diluted net income (loss) per share are computed using weighted-average common shares outstanding. Dilutive net income per share also includes the effect of stock options and convertible debt. The following table sets forth the computation of basic and diluted net income
(loss) per share:

--------------------------------------------------------------------------------
                                                               Fiscal Year Ended
--------------------------------------------------------------------------------
(In thousands                               April 2,     March 28,     March 29,
except per share amounts)                      2000          1999          1998
--------------------------------------------------------------------------------

Basic:
Net income (loss)
    (numerator)                            $130,611     $(298,939)       $ 8,457
                                           --------     ---------        -------
Weighted average
    shares outstanding
    (denominator)                            90,918        87,397         84,732
                                           --------     ---------        -------
Net income (loss)
    per share                              $   1.44     $   (3.42)       $  0.10
                                           --------     ---------        -------
Diluted:
Net income (loss)
    (numerator)                            $130,611     $(298,939)        $8,457
                                           --------     ---------        -------
Weighted average
    shares outstanding                       90,918        87,397         84,732
                                           --------     ---------        -------
Net effect of dilutive
    stock options                             8,084             -          4,139
                                           --------     ---------        -------
Total shares
    (denominator)                            99,002        87,397         88,871
                                           --------     ---------        -------
Net income (loss)
         per share                         $   1.32     $   (3.42)       $  0.10
                                           ========     =========        =======

     Total stock options outstanding, including antidilutive options, were 14.7 million, 19.4 million and 18.0 million, at fiscal year-ends 2000, 1999 and 1998, respectively. The Company's convertible debt was not dilutive in any of the periods presented.

Comprehensive Income (Loss). Comprehensive income (loss) is defined as the change in equity during a period from non-owner sources.

     The components of accumulated other comprehensive income (loss) were as follows:

--------------------------------------------------------------------------------
                                                          April 2,     March 28,
(in thousands)                                               2000          1999
--------------------------------------------------------------------------------
Cumulative translation
    adjustments                                          $ (3,062)     $(3,657)
Unrealized gain (loss)
    on investments                                        222,684          (52)
                                                         --------     ---------
                                                         $219,622      $(3,709)
                                                         ========     =========
     Cumulative translation adjustments are not tax affected.

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

Fair Value Disclosures of Financial Instruments. Fair values of cash, cash equivalents and short-term investments other than equity securities approximate cost due to the short period of time until maturity. Fair values of long-term investments, long-term debt and currency forward contracts are based on quoted market prices or pricing models using current market rates.

Concentration of Credit Risk. The Company sells integrated circuits to original equipment manufacturers (OEMs), distributors and contract electronics manufacturers (CEMs) primarily in the United States, Europe and the Far East. The Company performs on-going credit evaluations of its customers' financial condition and limits the amount of credit extended when deemed necessary and generally does not require collateral. Management believes that risk of loss is significantly reduced due to the diversity of its products, customers and geographic sales areas. The Company maintains a provision for potential credit losses. Write-offs of accounts receivable were insignificant in each of the three years ended April 2, 2000.

     One distributor's receivable balance represented 10% and 14% of total accounts receivable at April 2, 2000 and March 28, 1999, respectively. One CEM's receivable balance represented 10% and 8% of total accounts receivable at April 2, 2000 and March 28, 1999, respectively. If the financial condition or operating results of these customers were to deteriorate below critical levels, the Company's operating results could be adversely affected.

                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Stock-based Compensation Plans. The Company accounts for its stock option plans and employee stock purchase plan in accordance with provisions of the Accounting Principles Board's (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company provides additional pro forma disclosures in Note 8.

New Accounting Pronouncements. In 1999, the Financial Accounting Standards Board
(FASB) issued SFAS No. 137, "Deferral of the Effective Date of SFAS No. 133" which defers the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Company plans to adopt SFAS No. 133 as of the beginning of fiscal 2002. SFAS No. 133 requires that all derivatives be recognized in the balance sheet as assets or liabilities and measured at fair value. SFAS No. 133 also requires current recognition in earnings of changes in these fair values, depending on the intended use and designation of the derivative. The Company is evaluating the impact of SFAS No. 133 but currently does not expect any material effects on its financial position or results of operations.

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles (GAAP) to revenue recognition in financial statements. The Company is required to adopt SAB 101 in the first quarter of fiscal 2001 and is currently studying the impact of SAB 101. The Company currently does not expect any material effects on its financial position of results of operations.

Products and Markets. The Company operates in three segments (See Note 11) within the semiconductor industry. Significant technological changes in the industry could adversely affect operating results. The semiconductor industry is highly cyclical and has been subject to significant downturns at various times that have been characterized by diminished product demand, production overcapacity and accelerated erosion of average selling prices. Therefore, the average selling price the Company receives for industry-standard products is dependent upon industry-wide demand and capacity, and such prices have historically been subject to rapid change. While the Company considers industry technological change and industry-wide demand and capacity in estimating necessary allowances, such estimates could change in the future.


Note 2
--------------------------------------------------------------------------------
Business Combination

In May 1999, IDT completed the acquisition of QSI, which had been engaged in the design, development and marketing of high-performance logic and networking semiconductor products.

     To consummate the merger, IDT issued approximately 5.2 million shares of its common stock in exchange for all of the outstanding common stock of QSI and granted options to purchase approximately 1.0 million shares of IDT common stock in exchange for all of the outstanding options to purchase QSI stock. The merger was accounted for as a pooling of interests, and the financial statements give effect to the merger for all periods presented.

     Because the fiscal year ends of the two companies differed, the statements of operations data for QSI have been recast as shown below:

--------------------------------------------------------------------------------
IDT                                                                          QSI
--------------------------------------------------------------------------------
Fiscal year ended                                              Fiscal year ended
March 28, 1999                                                September 30, 1998

Fiscal year ended                                              Fiscal year ended
March 29, 1998                                                September 30, 1997

Fiscal year ended                                              Fiscal year ended
March 30, 1997                                                September 30, 1996

     QSI's net loss of $22.6 million for the period October 1, 1998 through March 31, 1999 was recorded as a decrease to stockholders' equity for the year ended April 2, 2000.

     IDT incurred $5.8 million in merger-related costs, including $1.0 million in fiscal 1999 and $4.8 million in fiscal 2000. Of this amount, $4.6 million related to payments for severance, retention and change-of-control agreements. The remainder consisted primarily of accounting and legal fees and printing costs.

                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     The results of operations previously reported by the separate companies and the combined amounts shown in the accompanying financial statements are presented below.
--------------------------------------------------------------------------------
                                                               Fiscal Year Ended
--------------------------------------------------------------------------------
                                                         March 28,     March 29,
(In thousands)                                               1999          1998
--------------------------------------------------------------------------------
Revenues:
IDT                                                     $ 540,199      $587,136
QSI                                                        60,818        62,691
                                                        ---------      ---------
Combined                                                $ 601,017      $649,827
                                                        =========      =========
Net income (loss):
IDT                                                     $(283,605)     $  8,247
QSI                                                       (15,334)          210
                                                        ---------      ---------
Combined                                                $(298,939)     $  8,457
                                                        =========      =========


Note 3
--------------------------------------------------------------------------------
Balance Sheet Components

Inventories, Net.

--------------------------------------------------------------------------------
                                                          April 2,     March 28,
(in thousands)                                               2000          1999
--------------------------------------------------------------------------------

Raw materials                                             $ 6,102       $ 5,986
Work-in-process                                            43,632        36,995
Finished goods                                             22,545        17,806
                                                          -------       -------
                                                          $72,279       $60,787
                                                          =======       =======
Property, Plant and Equipment.

--------------------------------------------------------------------------------
                                                         April 2,     March 28,
(in thousands)                                              2000          1999
--------------------------------------------------------------------------------

Land                                                    $   8,503      $ 20,003
Machinery and equipment                                   848,566       848,421
Building and leasehold improvements                        83,256        78,580
Construction-in-progress                                      567           841
                                                        ---------     ---------
                                                          940,892       947,845
Less accumulated depreciation
    and amortization                                     (680,785)     (648,610)
                                                        ---------     ---------
                                                        $ 260,107     $ 299,235
                                                        =========     =========
Short-term Investments.

--------------------------------------------------------------------------------
                                                         April 2,      March 28,
(in thousands)                                              2000           1999
--------------------------------------------------------------------------------

U.S. government agency securities                       $  12,427     $  11,103
State and local government securities                      76,000        40,774
Corporate securities                                      277,991       112,036
Equity securities                                         223,906             -
Other                                                      43,069        31,733
                                                        ---------     ---------
Total debt and equity securities                          633,393       195,646
Less cash equivalents                                    (360,048)     (139,130)
                                                        ---------     ---------
Short-term investments                                  $ 273,345     $  56,516
                                                        =========     =========

At April 2, 2000, short-term investments of $230.3 million mature in less than one year and $43.0 million have maturities between one and five years.


Note 4
--------------------------------------------------------------------------------
Restructuring Charges, Asset Impairment and Other

During fiscal 1999, the Company recorded $207.2 million of charges in cost of sales relating primarily to asset impairment, restructuring associated with closure of a manufacturing facility and costs associated with certain technology licensing matters. The Company reversed $3 million of the costs associated with technology licensing matters upon settlement of certain of those matters in late fiscal 1999. In the third quarter of fiscal 2000, the Company reversed an additional $3.8 million in charges, due to the settlement of certain technology licensing and other matters.

     Included in the fiscal 1999 charges were $28.9 million in asset impairment and other charges. These charges consisted primarily of $15.1 million for excess SRAM manufacturing equipment and $10 million in costs associated with technology licensing matters. The excess SRAM manufacturing equipment charge represented a writedown to estimated fair market value based primarily on appraisals and estimates obtained from third parties. The charge resulted from prevailing economic conditions in the SRAM market, which had experienced declines in both demand and price.

     Separately in fiscal 1999, the Company also recorded $5.5 million in research and development expenses and $0.2 million in selling, general and administrative expenses for costs associated with discontinuance of certain development efforts, including a graphics chip and a specialized logic chip. These charges were comprised primarily of severance costs and technology license payments associated with the discontinued efforts.

     During fiscal 1999, the Company also incurred restructuring charges which aggregated $46.4 million and related primarily to a provision for exit and closure costs associated with the San Jose wafer fabrication facility, which the Company closed in the third quarter of fiscal 1999. The Company completed the sale of the San Jose facility in the first quarter of fiscal 2000.

                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     The  following  tables  set  forth  the  Company's   expenses  and  reserve
utilization for fiscal 2000 and fiscal 1999 and the reserve balance as of April 2, 2000:

--------------------------------------------------------------------------------
                                    Balance                             Balance
                                   March 28,                            April 2,
(in thousands)                         1999    Utilized   Adjustments    2000
--------------------------------------------------------------------------------

Write-down of
    fixed assets                     $    -    $     -       $     -    $   -
Severance and
    other employee
    related charges                  $  300       (212)          (88)       -
Closure costs
    for manufacturing
    facility                          5,232     (3,096)       (2,136)       -
                                     ------    -------       -------    ------
                                     $5,532    $(3,308)      $(2,224)   $   -
                                     ======    =======       =======    ======

--------------------------------------------------------------------------------
                                     Fiscal                             Balance
                                       1999                           March 28,
(in thousands)                      Expense  Utilized  Adjustments         1999
--------------------------------------------------------------------------------

Write-down of
    fixed assets                    $33,047   $(33,047)      $   -      $   -
Severance and
    other employee
    related charges                   2,620     (2,171)         (149)      300
Closure costs
    for manufacturing
    facility                         10,717     (5,267)         (218)    5,232
                                    -------   --------       -------    ------
                                    $46,384   $(40,485)      $  (367)   $5,532

     The Company has completed its exit plan for the San Jose facility. Adjustments include a $0.8 million reversal related to the settlement of a dispute and the release of $0.9 million in excess reserves, both of which are included in pretax income for fiscal 2000. The Company also reclassified a portion of the closure-costs reserve to cover long-term environmental indemnification for the San Jose plant.

     Also in fiscal 1999, the Company recorded a $131.9 million asset impairment and other charge which related primarily to an asset impairment reserve recorded against the manufacturing assets of IDT's eight-inch wafer fabrication facility in Hillsboro, Ore. The Company determined that due to excess industry capacity and low prices for semiconductor products manufactured in the Hillsboro facility, future undiscounted cash flows related to its wafer fabrication assets were insufficient to recover the carrying value of the assets. As a result, the Company wrote down these assets to estimated fair market value based primarily on appraisals and estimates from independent parties. Of the $131.9 million, $5.0 million was to settle certain patent claims against the Company.


Note 5
--------------------------------------------------------------------------------
Debt

The Company had no short-term borrowings, other than the current portion of long-term debt, during the two fiscal years ended April 2, 2000. Information regarding the Company's obligations under long-term debt and capital leases and equipment financing arrangements is presented below:

--------------------------------------------------------------------------------
                                                            April 2,   March 28,
(in thousands)                                                 2000       1999
--------------------------------------------------------------------------------
Mortgage payable bearing
    interest at 9.625% due in
    monthly installments of $142
    including interest through
    April 1, 2005, secured by related
    property and improvements                               $  6,831  $  7,826
Capital leases and equipment
    financing arrangements at rates
    ranging from 2.125% to 9.38%,
    with maturities through
    August 2005                                               35,168    52,751
5.5% Convertible Subordinated
    Notes due 2002                                           179,550   184,354
                                                            --------  --------
                                                             221,549   244,931
Less current portion                                         (11,317)  (13,461)
                                                            --------  --------
                                                            $210,232  $231,470
                                                            ========  ========

Future minimum payments under these obligations are summarized as follows:

--------------------------------------------------------------------------------
                                                                         Capital
                                                                      leases and
                                                                       equipment
                                                                       financing
(in thousands)                                        Long-term debt  agreements
--------------------------------------------------------------------------------

Fiscal Year 2001                                            $ 11,648    $11,674
2002                                                          11,648      9,299
2003                                                         184,170      6,664
2004                                                           1,704      5,111
2005 and thereafter                                            1,845      5,694
                                                            --------    -------
Total                                                        211,015     38,442
Less amount representing interest                            (24,634)    (3,274)
                                                            --------    -------
Total                                                       $186,381    $35,168
                                                            ========    =======

                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     Obligations under capital leases and equipment financing arrangements are collateralized by the related assets. The Company leased total assets of approximately $56.3 million and $60.8 million at April 2, 2000 and March 28, 1999, respectively. Accumulated depreciation and amortization on these assets was approximately $44.3 million and $37.6 million at April 2, 2000 and March 28, 1999, respectively.

     In May 1995, the Company issued $201.3 million of 5.5% Convertible Subordinated Notes ("Notes"), due in 2002. The Company retired $15 million and $4.5 million of the Notes in fiscal 1996 and 2000, respectively. The Notes are subordinated to all existing and future senior debt and are convertible into shares of the Company's common stock at a rate of $28.625 per share. The Notes became redeemable at the option of the Company in June 1998 at 102.75% initially and thereafter at prices declining to 100% in June 2000, plus accrued interest. Each holder of the Notes has the right, subject to certain conditions and restrictions, to require the Company to offer to repurchase any Notes owned by such holder at specified prices plus accrued interest. Issuance costs of $4.6 million have been netted against the Notes balance in the consolidated balance sheet and are being amortized over the seven-year term of the Notes using the straight-line method which approximates the effective interest method. Interest on the Notes is payable semi-annually on June 1 and December 1. In the fourth quarter of fiscal 2000, holders converted approximately $1.0 million of the Notes into approximately 34,000 shares of common stock. Based upon quoted market prices, the fair value of the outstanding Notes was approximately $249.7 million at April 2, 2000.

     The fair value of the mortgage payable, based on current rates and time to maturity, was $6.9 million at April 2, 2000.


Note 6
--------------------------------------------------------------------------------
Commitments

The Company leases most of its administrative and some manufacturing facilities under operating lease agreements which expire at various dates through fiscal 2008.

     During fiscal 2000, the Company renegotiated its $64 million Tax Ownership Operating Lease and extended the lease term to May 2005. The lease relates to the Company's wafer fabrication facility in Hillsboro, Oregon. Monthly rent payments under the lease vary based on the London Interbank Offering Rate (LIBOR). Under the terms of the transaction, the Company now earns interest income, also based on LIBOR, on its 79% purchase interest in the rental stream.

     The Company is required to maintain a deposit of $50.6 million with the lessor ($57.1 million at March 28, 1999). The Company can, at its option, acquire the leased assets at original cost or, at the end of the lease, arrange for them to be acquired by others. In the event of a decline in asset residual value at lease termination, the Company could incur a liability of up to the amount of the purchase interest, or $50.6 million. In addition, the Company must comply with certain financial covenants.

     As of April 2, 2000, the aggregate future minimum rent commitments under all operating leases, including the Hillsboro facility, were as follows (in thousands): $22,713 (2001), $21,842 (2002), $16,957 (2003), $12,161 (2004),
$10,256 (2005) and $9,183 (2006 and thereafter). Rent expense for the years ended April 2, 2000, March 28, 1999 and March 29, 1998 totaled approximately $23.3 million, $21.4 million and $20.0 million, respectively.

     As of April 2, 2000, two secured standby letters of credit were outstanding. The first letter ($8.0 million, expiring in June 2000) is required for customs bonds related to international sales. The second letter ($2.5 million, expiring in October 2000) is required as collateral enhancement for a mortgage. The Company also has foreign exchange facilities used for hedging arrangements with several banks that allow the Company to enter into foreign exchange contracts of up to $85 million, of which $45.4 million was available at April 2, 2000.

     As  of  April  2,  2000,  the  Company  had   outstanding   commitments  of
approximately $30 million for equipment purchases.

                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


Note 7
--------------------------------------------------------------------------------
Litigation

In November 1998, the Company, along with 25 other companies, was sued in the U.S. District Court for the District of Arizona by the Lemelson Foundation ("Lemelson") for alleged patent infringement. Lemelson made similar allegations against the Company's subsidiary, Quality Semiconductor, Inc., and 87 other defendants in a lawsuit filed in February 1999. In November 1999, the Company entered into an agreement with Lemelson that settled all outstanding claims and granted the Company a license to use the Lemelson patents asserted against the Company and its subsidiary. In the third quarter of fiscal 2000, the Company reversed the excess portion of reserves previously provided for this matter.

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


Note 8
--------------------------------------------------------------------------------
Stockholders' Equity

Stock Option Plans. Shares of common stock reserved for issuance under the Company's stock option plans include 13,500,000 shares under the 1994 Employee Stock Option Plan, 7,500,000 shares under the 1997 Employee Stock Option Plan, and 108,000 shares under the 1994 Director Stock Option Plan. At April 2, 2000, a total of 5,523,000 options were available but unissued under these plans. Also outstanding and exerciseable at April 2, 2000 were options initially granted under previous stock option plans which have not been canceled or exercised.

     Under the plans, options are issued with an exercise price equal to the market price of the Company's common stock on the date of grant, and the maximum option term is 10 years. Plan participants typically receive an initial grant that vests in annual and/or monthly increments over four years. Thereafter, participants generally receive a smaller annual grant which vests on the same basis as the initial grant. Prior to fiscal 1999, such annual grants vested four years from the date of grant.

     In connection with the merger with QSI (see Note 2), each stock option outstanding under QSI's stock option plans was converted to an option of the Company's stock at a ratio of 0.6875. No additional options may be granted under QSI's stock option plans. All tables presented below have been restated as if the merger had occurred at the beginning of fiscal 1998.

                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Following  is a summary of the  Company's  stock  option  activity  and  related weighted average exercise prices for each category:
-----------------------------------------------------------------------------------------------------
                                       Fiscal 2000               Fiscal 1999              Fiscal 1998
                                 -----------------        ------------------       ------------------
 (shares in thousands)           Shares      Price        Shares       Price       Shares       Price
-----------------------------------------------------------------------------------------------------
Beginning options outstanding    19,401     $ 6.30        18,034      $ 8.88       15,852      $ 7.95
Granted                           5,165      13.66        16,986        6.88        5,549       11.23
Exercised                        (6,776)      5.65          (640)       4.14       (1,457)       6.10
Canceled                         (3,047)      7.29       (14,979)      10.17       (1,910)      10.16
                                 ------     ------        ------      ------       ------      ------
Ending options outstanding       14,743     $ 8.97        19,401      $ 6.30       18,034      $ 8.88
Ending options exerciseable       5,997     $ 6.50         4,259      $ 4.06        7,812      $ 6.39

     In fiscal 1999, employees and officers holding options to purchase approximately 12.4 million shares of the Company's common stock were offered the opportunity to cancel options in exchange for grants of new options at an exercise price of $7.125, the fair market value of IDT stock on July 15, 1998. A total of 12.0 million shares were exchanged and are shown in the grant and cancellation activity for fiscal 1999.

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

     The Company has applied the Black-Scholes model to estimate the grant-date fair value of stock option grants in fiscal 2000, 1999 and 1998, based upon the following weighted-average assumptions: expected volatility of 60% to 65%, expected time-to-exercise of 1.5 years from vest date, risk-free interest rates of 4.4% to 6.7% and a dividend yield of 0%. The weighted-average fair value per stock option granted in fiscal 2000, 1999 and 1998, as estimated in accordance with SFAS No. 123, was $7.30, $3.21 and $6.42, respectively.

Following is summary  information  about stock options  outstanding  at April 2,
2000:
---------------------------------------------------------------------------------------------------------------------
(shares in thousands)                                          Options Outstanding               Options Exerciseable
                            ------------------------------------------------------    -------------------------------
                                                  Weighted
                                                   Average
                                                 Remaining              Weighted                             Weighted
                                 Number   Contractual Life                Average           Number            Average
Range of Exercise Prices    Outstanding          (in years)         Exercise Price    Exerciseable     Exercise Price
---------------------------------------------------------------------------------------------------------------------

$  1.63 - $ 4.13                  1,029                2.2                  $ 2.45             994             $ 2.42
   4.26 -   6.78                    855                5.0                    5.56             335               5.87
   7.06 -   7.13                  8,153                5.3                    7.11           4,413               7.12
   7.63 -  10.00                  2,710                6.3                    7.78             155               8.45
  10.13 -  19.06                    852                6.2                   15.08              59              12.90
  23.13 -  38.00                  1,144                6.7                   28.91              41              27.64

                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Employee Stock Purchase Plan. The Company is authorized to issue up to 8,500,000 shares of its common stock under its 1984 Employee Stock Purchase Plan (ESPP). All domestic employees are eligible to participate. The purchase price of the stock is 85% of the lower of the closing price at the beginning or at the end of each offering period (typically fiscal quarters). Following is a summary of activity under the Company's ESPP:

--------------------------------------------------------------------------------
                                                    Fiscal    Fiscal     Fiscal
(shares in thousands)                                 2000      1999       1998
--------------------------------------------------------------------------------

Number of shares issued                                806     1,207        506
Average issuance price                              $ 7.29    $ 5.28     $ 9.78
Number of shares
    available at year-end                            2,095     1,401        658

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

     The Company has estimated the fair value of ESPP rights using the Black-Scholes option valuation model with the following weighted-average assumptions: an expected life equal to the offering period (typically one fiscal quarter); expected volatility of 60% to 65%; risk-free interest rate of 4.6% to 5.5% and a dividend yield of 0%. The weighted-average fair value per ESPP right granted in fiscal 2000, 1999 and 1998, as estimated in accordance with SFAS No. 123, was $3.34, $1.98 and $4.15 respectively.

Pro Forma Net Income (Loss) and Net Income (Loss) Per Share. Following are the pro forma amounts to which the Company's net income (loss) and income (loss) per share would have been reduced, had the Company recorded compensation costs based on the estimated grant-date fair value, as estimated in accordance with SFAS No. 123, of awards granted under its stock option and employee stock purchase plans. The pro forma amounts include compensation costs related only to fiscal 2000, 1999 and 1998 stock option grants and purchase rights only. In future years, the annual compensation expense will increase relative to the fair value of stock options and purchase rights granted in those future years.

--------------------------------------------------------------------------------
(in thousands,                                   Fiscal       Fiscal      Fiscal
except per share amounts)                          2000         1999        1998
--------------------------------------------------------------------------------
Pro forma net
    income (loss)                              $110,043    $(332,885)   $(8,610)
Pro forma basic earnings (loss)
    per share                                  $   1.21    $   (4.05)   $ (0.10)
Pro forma diluted
    earnings (loss)
    per share                                      1.11        (4.05)     (0.10)

Stockholder Rights Plan. In December 1998, the Board of Directors adopted a stockholder rights plan designed to protect the long-term value of the Company for its stockholders during any future unsolicited acquisition attempt. In connection with the plan, the Board declared a dividend of one preferred share purchase right for each share of the Company's common stock outstanding on January 4, 1999 and further directed the issuance of one such right with respect to each share of the Company's common stock that is issued after January 4, 1999, except in specified circumstances. The rights will expire on December 21, 2008. The rights are initially attached to the Company's common stock and will not trade separately. If a person or a group (an "Acquiring Person") acquires 15% or more of the Company's common stock, or announces an intention to make a tender offer for the Company's common stock, the consummation of which would result in a person or group becoming an Acquiring Person, then the rights will be distributed. After distribution, each right may be exercised for one-hundredth of a share of a newly designated Series A Junior Participating Preferred Stock, par value of $0.001 per share, at a price of $45.00. The preferred stock has been structured so that the value of one-hundredth of a share of such preferred stock will approximate the value of one share of common stock.

                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Stock Repurchase Program. In September 1998, the Company's Board of Directors authorized the repurchase of up to ten million shares of IDT common stock. The Company repurchased 856,000 shares at an approximate aggregate cost of $4.6 million during fiscal 1999. The repurchases were recorded as treasury stock and resulted in a reduction of stockholders' equity. In November 1998, the Board of Directors terminated the repurchase authorization. As of April 2, 2000, the Company had completed the reissuance of all treasury shares in conjunction with the Company's stock option and employee stock purchase plans. The Company uses a first-in, first-out method for the reissuance of treasury shares and any excess of repurchase cost over reissuance price has been recorded as a reduction of retained earnings.

Other. In fiscal 1999, the Company issued 571,731 shares of its common stock to settle a liability under an existing cross licensing arrangement. The settlement was valued at approximately $6.3 million and was recorded as additional paid-in capital.


Note 9
--------------------------------------------------------------------------------
Employee Benefits Plans

Under the Company's Profit Sharing Plan, all eligible employees receive profit sharing contributions of 7% of pre-tax earnings in cash, and an additional 1% of pre-tax earnings is divided equally among all domestic employees and contributed to the Company's 401(k) plan. The contributions for fiscal 2000, 1999 and 1998 for this plan, net of administrative expenses, were $11.0 million, $0.3 million and $0.9 million, respectively.

     The Company pays an annual cash bonus to certain executive officers and other key employees based on profitability and individual performance. For fiscal 2000, 1999 and 1998, the amount accrued under the bonus plan was 6% of operating income, or $7.8 million, none and $0.8 million, respectively.


Note 10
--------------------------------------------------------------------------------
Income Taxes

The components of income (loss) before provision (benefit) for income taxes were as follows:

--------------------------------------------------------------------------------
                                               April 2,    March 28,  March 29,
(in thousands)                                    2000         1999       1998
--------------------------------------------------------------------------------

United States                                $ 108,555    $(266,529)  $ (5,530)
Foreign                                         28,931           46     17,306
                                             ---------    ---------   --------
                                             $ 137,486    $(266,483)  $ 11,776
                                             =========    =========   ========

The provision for income taxes consisted of the following:

--------------------------------------------------------------------------------
                                               April 2,    March 28,   March 29,
(in thousands)                                    2000         1999         1998
--------------------------------------------------------------------------------

Current:
United States                                  $ 3,930       $ (260)    (3,756)
State                                               88            -          -
Foreign                                          2,857        1,138      2,855
                                               -------       ------     ------
                                                 6,875          878       (901)
                                               -------       ------     ------
Deferred:
United States                                        -       31,505      4,734
State                                                -          622       (155)
Foreign                                              -         (549)      (359)
                                               -------      -------    -------
                                                     -       31,578      4,220
                                               -------      -------    -------

Provision for income taxes                     $ 6,875      $32,456    $ 3,319
                                               =======      =======    =======

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of deferred tax assets and liabilities were as follows:

--------------------------------------------------------------------------------
                                                           April 2,    March 28,
(in thousands)                                                2000         1999
--------------------------------------------------------------------------------

Deferred tax assets:
Deferred income on
    shipments to distributors                             $  26,249   $ 19,345
Non-deductible accruals
    and reserves                                             23,752     30,172
Capitalized inventory
    and other expenses                                        1,228       (682)
Other                                                         4,264      3,330
Net operating loss
    & credit carryforwards                                   31,803     64,190
Impairment loss
    and restructuring reserves                               71,969     77,841
Deferred licensing revenue                                   11,574          -
Equity earnings in affiliates                                13,262      7,566
                                                          ---------  ---------
                                                            184,101    201,762
                                                          ---------  ---------
Deferred tax liabilities:
Depreciation and amortization                               (43,218)   (32,465)
Unrealized gain on equity securities                        (89,074)         -
                                                          ---------  ---------
                                                           (132,292)   (32,465)
                                                          ---------  ---------
Valuation allowance                                         (51,809)  (169,297)
                                                          ---------  ---------
Net deferred tax assets                                   $       -  $       -
                                                          =========  =========

                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     As of April 2, 2000 and March 28, 1999, the Company had established a full valuation allowance for its net deferred tax assets because of uncertainty of their realization. The valuation allowance for deferred tax assets decreased by approximately $117.5 million in fiscal 2000. The decrease in the allowance was primarily due to an increase in deferred tax liabilities related to unrealized gains on available-for-sale equity securities. The Company also utilized certain net operating loss carryforwards during fiscal 2000.

     The provision for income taxes differs from the amount computed by applying the U.S. statutory income tax rate of 35% to income before the provision (benefit) for income taxes as follows:
--------------------------------------------------------------------------------
                                              April 2,    March 28,    March 29,
(in thousands)                                   2000         1999         1998
--------------------------------------------------------------------------------
Provision (benefit) at
    U.S. statutory rate                      $  48,120     $(93,269)   $ 4,121
Differences in U.S.
    and foreign taxes                           (6,857)         547     (1,943)
General business credits                        (4,477)      (5,469)    (2,098)
Tax exempt interest                                  -            -        (70)
State tax, net
    of federal benefit                             234      (12,727)      (101)
Valuation allowance                           (117,488)     138,877          -
Net operating loss
    carryback limitation                             -        6,794      5,094
Deferred gains
    on investments                              89,074            -          -
Other                                           (1,731)      (2,297)    (1,684)
                                             ---------     --------    -------
Provision for
    income taxes                             $   6,875     $ 32,456    $ 3,319
                                             =========     ========    =======

     A Malaysian law change exempted the Company's Malaysia subsidiary from any income tax obligation for fiscal 1999. Under Malaysian law, in fiscal 2000 and past years, the Company generated certain tax incentive benefits and expects that a portion of these benefits will be available in years after fiscal 2000 to reduce its local tax obligations below the 28% statutory rate.

     The Company's manufacturing subsidiary in the Philippines operates under a tax holiday which expires in September 2002.

     The Company's intention is to permanently reinvest a portion of its foreign subsidiary earnings, while it intends to remit as a dividend to its U.S. parent company, at some future date, the remainder of these earnings. Accordingly, U.S. taxes have not been provided on approximately $59.4 million of permanently reinvested foreign subsidiary earnings. U.S. taxes have been provided, pursuant to APB Opinion No. 23, on $23.7 million in foreign subsidiary earnings that are intended to be remitted as a dividend at some future date. Upon distribution of foreign subsidiary earnings in the form of dividends or otherwise, the Company will be subject to both U.S. income taxes and various foreign country withholding taxes.

     As of April 2, 2000, the Company had federal and state net operating loss carryforwards of approximately $16.6 million and $12.9 million, respectively, which will expire in the years 2002 through 2018 if not utilized. In addition, the Company had approximately $13.9 million of federal research and development tax credit carryforwards, which expire in various years between fiscal years 2013 and 2020, and $2.4 million of federal alternative minimum tax credit carryforwards which can be used over an indefinite future period. The Company also had available approximately $8.9 million of state income tax credit carryforwards having no expiration date. No benefits for the net operating loss and tax credits carryforwards have been recognized in the financial statements.

     Examination by the IRS of the Company's income tax returns for the fiscal years 1995 and 1996 began in fiscal 1998. Management expects that this audit will be completed during fiscal 2001 and believes that the ultimate resolution of these examinations will not have any material adverse impact on the Company's financial condition or results of operations.

                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


Note 11
--------------------------------------------------------------------------------
Segment Reporting

The Company operated in three segments during fiscal 1998-2000: (1) Communications and High-Performance Logic, (2) SRAMs and Other and (3) x86 Microprocessors. The Communications and High-Performance Logic segment includes communications memories, communications applications-specific standard products (ASSPs), RISC microprocessors and high-performance logic and clock management devices. The SRAMs and Other segment consists mainly of high-speed SRAMs. In the second quarter of fiscal 2000, the Company completed the sale of x86 intellectual property and its Centaur design subsidiary and the Company expects future x86 Microprocessor segment revenues, if any, to be insignificant.

     The accounting policies for segment reporting are the same as for the Company as a whole (see Note 1). IDT evaluates segment performance on the basis of operating profit or loss, which excludes interest expense, interest and other income, and taxes. There are no intersegment revenues to be reported. IDT does not identify or allocate assets by operating segment, nor does the chief operating decision maker (the CEO of the Company) evaluate groups on the basis of these criteria.

     IDT's segments offer different products. Products that fall under the three segments are manufactured using different levels of process technology. A significant portion of the wafers produced for the SRAMs and Other segment are fabricated at IDT's technologically advanced, eight-inch wafer production facility in Hillsboro. Wafers for the x86 Microprocessors segment were also produced at the Hillsboro facility. Most wafers for the Communications and High-Performance Logic segment are produced at IDT's older, six-inch facilities located in Salinas, California and Australia.

     Products in the SRAMs and Other segment have primarily commodity characteristics, including high unit sales volumes and lower gross margins. These commodity products are sold to a variety of customers in diverse industries, including communications. Products in the x86 Microprocessors segment were sold mainly to customers in the computing market and also tended to have commodity characteristics, including relatively low margins. Unit sales of products in the Communications and High-Performance Logic segment with the exception of logic devices, tend to be lower than those in the SRAMs and Other segment, but generally have higher margins. Products in the Communications and High-Performance Logic segment are sold to communications oriented customers and consumers of high-performance logic.

     One distributor represented 19%, 22% and 15% of net revenues for fiscal 2000, 1999 and 1998, respectively.

     The tables below provide information about the reportable segments for fiscal 2000, 1999 and 1998.

Segment Revenues.

--------------------------------------------------------------------------------
                                                               Fiscal Year Ended
--------------------------------------------------------------------------------
                                              April 2,    March 28,    March 29,
(in thousands)                                   2000         1999         1998
--------------------------------------------------------------------------------

Communications and High-
    Performance Logic                         $497,777     $442,787    $463,684
SRAMs and Other                                194,605      126,505     178,539
X86 Microprocessors                              9,340       31,725       7,604
                                              --------     --------    --------
Total revenues                                $701,722     $601,017    $649,827
                                              ========     ========    ========
Segment Profit (Loss).

--------------------------------------------------------------------------------
                                                               Fiscal Year Ended
--------------------------------------------------------------------------------
                                              April 2,    March 28,    March 29,
(in thousands)                                   2000         1999         1998
--------------------------------------------------------------------------------

Communications and High-
    Performance Logic                         $125,357    $  89,195    $115,347
SRAMs and Other                                 (9,163)    (101,816)    (85,845)
x86 Microprocessors                            (10,095)     (21,562)    (15,914)
Restructuring charges,
    asset impairment
    and other                                    4,726     (204,244)          -
Other nonrecurring costs                             -      (19,682)          -
Interest expense                               (13,967)     (14,787)    (15,210)
Interest income
    and other, net                              40,628        6,413      13,398
                                              --------    ---------    --------
Income (loss) before
    income taxes                              $137,486    $(266,483)   $ 11,776
                                              ========    =========    ========

     The Company's significant operations outside of the United States include manufacturing facilities in Malaysia and the Philippines and sales subsidiaries in Japan, Asia Pacific and Europe. Revenues from unaffiliated customers by geographic area, based on the customers' shipment locations, were as follows:

--------------------------------------------------------------------------------
                                                               Fiscal Year Ended
--------------------------------------------------------------------------------
                                              April 2,    March 28,   March 29,
(in thousands)                                   2000         1999        1998
--------------------------------------------------------------------------------

United States                                 $434,452     $379,076    $394,985
Europe                                         123,728      113,533     118,929
Japan                                           76,209       48,674      55,477
Asia Pacific                                    67,333       59,734      80,436
                                              --------     --------    --------
Total revenues                                $701,722     $601,017    $649,827
                                              ========     ========    ========

                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     The Company's long-lived assets consist primarily of property, plant and equipment, which are summarized below by geographic area:

--------------------------------------------------------------------------------
                                                           April 2,   March 28,
(in thousands)                                                2000        1999
--------------------------------------------------------------------------------

United States                                              $187,967    $213,228
Malaysia                                                     34,734      43,550
Philippines                                                  36,700      36,263
All other countries                                             706       6,194
                                                           --------    --------
Total property, plant
         and equipment, net                                $260,107    $299,235
                                                           ========    ========
Note 12
Related Party Transactions

The Company holds an equity interest of approximately 11% in Quantum Effect Devices Inc. ("QED"). A stockholder and director of the Company also holds an equity interest of approximately 1% in QED. The Company's share of losses in QED, which was recorded as interest income and other, net, was $1.1 million in fiscal 1998. The Company paid royalty expenses of $3.2 million, $3.1 million and $3.2 million to QED in fiscal 2000, 1999 and 1998 respectively.

     In the fourth quarter of fiscal 2000, the Company sold a portion of its equity interest in connection with QED's initial public offering. IDT recognized a pretax gain of $11.3 million which is included in interest income and other, net.

     The Company holds an equity interest of approximately 21% (55% on an as converted basis) in Clear Logic, Inc., a corporation founded by a former IDT executive officer. The Company's losses associated with the operating results of Clear Logic were $14.8 million, $11.1 million and $4.9 million in fiscal 2000, 1999 and 1998, respectively; these amounts are reported as interest income and other, net. The Company increased its investment by $10.0 million, $6.0 million and $12.1 million in fiscal 2000, 1999 and 1998, respectively. IDT's investment in Clear Logic has now been fully amortized and the Company does not expect to record additional losses in future periods. In the fourth quarter of fiscal 2000, a portion of the Company's investment was converted into a redeemable debt instrument. During fiscal 1999, the Company also extended a secured loan to Clear Logic in the amount of $3.0 million, of which $2.1 million was outstanding at the end of fiscal 2000.

     During fiscal 1998, a director of IDT acted as an uncompensated agent on behalf of a subsidiary of the Company in acquiring parcels of land for future corporate development. As of March 28, 1999, the Company owed the director $11.5 million, representing the purchase price of the land. In fiscal 2000, that subsidiary sold the land at its acquisition price to Acquisition Technology, Inc., of which the director is president.


Note 13
--------------------------------------------------------------------------------
Derivative Financial Instruments

The Company has foreign subsidiaries which operate and sell or manufacture the Company's products in various global markets. As a result, the Company is exposed to changes in foreign currency exchange rates. The Company primarily utilizes forward exchange contracts to hedge against the short-term impact of foreign currency fluctuations on certain assets or liabilities denominated in foreign currencies. The total amount of these contracts is offset by the underlying assets or liabilities denominated in foreign currencies. The gains or losses on these contracts are included in income as the exchange rates change. Management believes that these forward contracts do not subject the Company to undue risk due to foreign exchange movements because gains and losses on these contracts are offset by gains and losses on the underlying asset and transactions being hedged. Forward exchange contracts related to firm purchase and sales commitments are considered identifiable hedges, and realized and unrealized gains and losses are deferred until settlement of the underlying commitments. At April 2, 2000 and March 28, 1999, deferred gains and losses were not material.

                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     Foreign exchange hedge positions, which include buy and sell positions generally with maturities of less than one year, were as follows:

--------------------------------------------------------------------------------
                                        April 2, 2000            March 28, 1999
(In thousands                   ---------------------   ------------------------
of U.S. dollars)                    Buy          Sell       Buy            Sell
--------------------------------------------------------------------------------
Japanese Yen                    $12,284       $38,405   $ 8,675         $19,297
British Pound
         Sterling                 1,752         1,474     1,133           2,433
Australian Dollar                11,400         5,732         -               -
Netherlands Guilder               3,757         1,846    10,919           1,304
Other                             1,213           122         -               -
                                -------       -------   -------         -------
Total at settlement
         value                  $30,406       $47,579   $20,727         $23,034
                                =======       =======   =======         =======

Total at fair value             $30,278       $48,911   $20,059         $22,716
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


Note 14
--------------------------------------------------------------------------------
Licensing Agreements and Sales of Assets

In September 1999, the Company completed the sale of x86 intellectual property and its Centaur x86 microprocessor design subsidiary, located in Austin, Texas, to VIA Technologies Inc. ("VIA"), a Taiwanese company, and its partners for an aggregate amount of $31 million. The design subsidiary consisted mainly of x86-related employees and property, plant and equipment. IDT and VIA also entered into a patent cross license agreement relating to certain non-x86 IDT patents under which IDT received $20 million.

     The Company recorded a pretax gain of $19.6 million, net of transaction costs, upon closure of the sale transaction. The Company also deferred $20.0 million in future revenue related to the cross license agreement, which is being recognized ratably over the remaining average life of the patents, which approximates seven years.

     In August 1999, the Company also entered into an intellectual property cross-license agreement with Intel Corporation for $20.5 million, $8.5 million of which was recognized as revenue during the quarter ended September 26, 1999. The remaining cross license fee is being recognized ratably over the average remaining life of the patents, which approximates seven years.

     In the fourth quarter of fiscal 2000, the Company recorded a contingent loss of approximately $3 million relating to the pending sale of excess manufacturing assets acquired in the merger with QSI. The loss is included in interest income and other, net. The sale is expected to be finalized in the first quarter of fiscal 2001.


Note 15
--------------------------------------------------------------------------------
Subsequent Events

Conversion of Subordinated Notes. In April 2000, the Company called for redemption of its 5.5% Convertible Subordinated Notes ("Notes"), effective May 15, 2000. Substantially all holders elected to convert their Notes into IDT common stock, increasing the number of shares outstanding by approximately 6.34 million. The Company paid $0.4 million to holders who selected the cash option. During fiscal 2000, interest and other expenses attributable to the Notes were approximately $10.1 million, net of taxes.

SUPPLEMENTARY FINANCIAL INFORMATION (UNAUDITED) QUARTERLY RESULTS OF OPERATIONS (in thousands, except per share data)


                                        Fiscal Year Ended April 2, 2000
                                 ----------------------------------------------
                                   First       Second      Third      Fourth
                                  Quarter     Quarter     Quarter    Quarter
                                 ---------   ---------   ---------    ---------
Revenues                         $ 153,981   $ 173,544   $ 176,698    $ 197,499
Restructuring charges,
  asset impairment and other          --          --        (3,783)        (943)
Gross profit                        68,369      84,298      88,993       99,956
Net income                           8,478      40,467      31,231       50,435
Basic earnings per share              0.10        0.45        0.34         0.54
Diluted earnings per share            0.09        0.41        0.31         0.49


                                           Fiscal Year Ended March 28, 1999
                               ------------------------------------------------
                                 First       Second       Third        Fourth
                                Quarter      Quarter      Quarter      Quarter
                               ---------    ---------    ---------    ---------
Revenues                       $ 153,021    $ 146,731    $ 149,705    $ 151,560
Restructuring charges,
  asset impairment and other      28,916      178,328         --         (3,000)
Gross profit (loss)               17,487     (132,756)      54,507       64,787
Net income (loss)                (50,945)    (239,362)      (9,985)       1,353
Basic earnings (loss) per
  share                            (0.59)       (2.74)       (0.11)        0.02
Diluted earnings (loss) per
  share                            (0.59)       (2.74)       (0.11)        0.02



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item with respect to the Company's Directors is incorporated herein by reference from the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended April 2, 2000, and the information required by this item with respect to the Company's executive officers is incorporated herein by reference from the section entitled "Executive Officers of the Registrant" in Part I, Item 4A of this Report.

     The information concerning compliance with Section 16 of the Securities Exchange Act of 1934 is incorporated herein by reference from the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated herein by reference from the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated herein by reference from the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated herein by reference from the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) 1. Financial  Statements

         The financial statements (including the notes thereto) listed in the Index to Consolidated Financial Statements (set forth in Item 8 of Part II of this Form 10-K) are filed as part of this Annual Report on Form 10-K

  (a) 2. Financial Statement Schedules

         The following are filed as part of this Anuual Report on Form 10-K:

         Financial Statement Schedule II - Valuation and Qualifying Accounts

         Report of Independent Accountants on Financial Statement Schedules

         All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements or notes thereto.

      3. (a) Listing of Exhibits

  Exhibit No.
     Page                                  Description
     ----                                  -----------
     2.1* Agreement and Plan of Reorganization dated as of October 1, 1996, by and among the Company, Integrated Device Technology Salinas Corp. and Baccarat Silicon, Inc. (previously filed as Exhibit 2.1 to the Quarterly Report on Form 10-Q for the Fiscal Quarter Ended December 29, 1996).
     2.2* Agreement of Merger dated as of October 1, 1996, by and among the Company, Integrated Device Technology Salinas Corp. and Baccarat Silicon, Inc. (previously filed as Exhibit 2.2 to the Quarterly Report on Form 10-Q for the Fiscal Quarter Ended December 29,
              1996).
     2.3* Agreement and Plan of Merger, dated as of November 1, 1998, by and among the Company, Penguin Acquisition, Inc. and Quality Semiconductor, Inc. (previously filed as Exhibit 2.03 to the Registration Statement on Form S-4 filed on March 24, 1999).
     3.1* Restated Certificate of Incorporation (previously filed as Exhibit 3A to Registration Statement on Form 8-B dated September 23,
              1987).
     3.2* Certificate of Amendment of Restated Certificate of Incorporation (previously filed as Exhibit 3(a) to the Registration Statement on Form 8 dated March 28, 1989).
     3.3* Certificate of Amendment of Restated Certificate of Incorporation (previously filed as Exhibit 4.3 to the Registration Statement on Form S-8 (File Number 33-63133) filed on October 2, 1995).
     3.4* Certificate of Designations specifying the terms of the Series A Junior Participating Preferred Stock of IDT, as filed with the Secretary of State of Delaware (previously filed as Exhibit 3.6 to the Registration Statement on Form 8-A filed December 23, 1998).
     3.5* Bylaws of the Company, as amended and restated effective December 21, 1998 (previously filed as Exhibit 3.2 to the Quarterly Report on Form 10-Q for the Fiscal Quarter Ended December 27, 1998).
     4.1* Rights Agreement dated December 21, 1998 between the Company and BankBoston, N.A., as Rights Agent (previously filed as Exhibit 4.1 to the Registration Statement on Form 8-A filed December 23,
              1998).
     4.2* Form of Indenture between the Company and The First National Bank of Boston, as Trustee, including Form of Notes (previously filed as Exhibit 4.6 to the Registration Statement on Form S-3 (File number 33-59443).
     10.1 Second Amendment to Lease dated September 1999 between the Company and Morton and Jeanette Rude Trust relating to 2975 Stender Way, Santa Clara, California.

  Exhibit No.
     Page                                  Description
     ----                                  -----------
     10.2 Third Amendment to Lease dated August 1999 between the Company and Spieker Properties L.P. relating to 3001 Stender Way, Santa Clara, California.
     10.3 Lease dated September 1999 between the Company and S.I. Hahn LLC relating to 2972 Stender Way, Santa Clara, California.
     10.4* Amended and Restated 1984 Employee Stock Purchase Plan, as amended through August 27, 1998 (previously filed as Exhibit 4.10 to the Registration Statement on Form S-8 (File Number 333-64279) filed on September 25, 1998).**
     10.5* 1994 Stock Option Plan, as amended through April 25, 1996 (previously filed as Exhibit 4.5 to the Registration Statement on Form S-8 (File Number 333-36601) filed on September 26, 1997).**
     10.6* 1994 Directors Stock Option Plan and related documents (previously filed as Exhibit 10.18 to the Quarterly Report on Form 10-Q for the Fiscal Quarter Ended October 2, 1994).**
     10.7* Form of Indemnification Agreement between the Company and its directors and officers (previously filed as Exhibit 10.68 to Annual Report on Form 10-K for the Fiscal Year Ended April 2,
              1989).**
     10.8* Technology License Agreement between the Company and MIPS Technologies, Inc (previously filed as Exhibit 10.8 to the Annual Report on Form 10-K for the Fiscal Year Ended March 28, 1999).***
     10.9*    Patent  License   Agreement   between  the  Company  and  American
              Telephone and Telegraph Company ("AT&T") dated May 1, 1992 (previously filed as Exhibit 19.1 to Quarterly Report on Form 10-Q for the Quarter Ended June 28, 1992) (Confidential Treatment Granted).
     10.10* Master Distributor Agreement dated August 26, 1985 between the Company and Hamilton/Avnet Electronics, Division of Avnet, Inc. (previously filed as Exhibit 10.54 to the Registration Statement on Form S-1 (File Number 33-3189))
     10.11 Rent Purchase Agreement and Second Amendment to Sublease of the Land and Lease of the Improvements by and among Sumitomo Bank Leasing and Finance, Inc. and the Company dated September 1999.
     10.12* 1995 Executive Performance Plan (previously filed as Exhibit 10.22 to the Quarterly Report on Form 10-Q for the Fiscal Quarter Ended October 1, 1995).**
     10.13* Letter amending Patent License Agreement between the Company and AT&T dated December 4, 1995 (previously filed as Exhibit 10.23 to the Annual Report on Form 10-K for the Fiscal Year Ended March 31,
              1996) (Confidential Treatment Granted).
     10.14* Lease dated July 1995 between the Company and American National Insurance Company relating to 3250 Olcott Street, Santa Clara, California (previously filed as Exhibit 10.25 to the Annual Report for the Fiscal Year Ended March 31, 1996).
     10.15* Registration Rights Agreement dated as of October 1, 1996 among the Company, Carl E. Berg and Mary Ann Berg (previously filed as
              Exhibit 10.1 to the Quarterly Report on Form 10-Q for the Fiscal Quarter Ended December 29, 1996).
     10.16* 1997 Stock Option Plan, as amended through April 21, 1998 (previously filed as Exhibit 4.9 to the Registration Statement on Form S-8 (file no. 333-64279) filed on September 25, 1998).

  Exhibit No.
     Page                                  Description
     ----                                  -----------
     10.17* Purchase and Sale Agreement and Joint Escrow Instructions between the Company and Cadence Design Systems, Inc., dated December 1998 (previously filed as Exhibit 10.27 to the Registration Statement on Form S-4 as filed on March 24, 1999).
     10.18* Lease between the Company and James S. Lindsey dated March 1999 (previously filed as Exhibit 10.28 to the Registration Statement on Form S-4 as filed on March 24, 1999).
     10.19 Lease between the Company and S.I. Hahn, LLC dated December 1999 relating to 3001 Coronado Drive, Santa Clara, California.
     10.20 Lease between the Company and S.I. Hahn, LLC dated February 2000 relating to 2901 Coronado Drive, Santa Clara, California.
     21.1     Subsidiaries of the Company.
     23.1     Consent of PricewaterhouseCoopers LLP.
     27.1     Financial Data Schedules
     27.2     Restated Financial Data Schedules

___________
* These exhibits were previously filed with the Commission as indicated and are incorporated herein by reference.

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

(b)  Reports on Form 8-K: Not applicable.

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT

SCHEDULES

To the Board of Directors
of Integrated Device Technologies, Inc.

Our audits of the consolidated financial statements referred to in our report dated April 21, 2000, except for Note 15, which is as of May 15, 2000, relating to the financial statements appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
San Jose, California
April 21, 2000, except for Note 15,
which is as of May 15, 2000


                                                     SCHEDULE II

                                          INTEGRATED DEVICE TECHNOLOGY, INC.
                                          VALUATION AND QUALIFYING ACCOUNTS


                                                               Additions
                                                 Balance at    Charged to    Charged to     Deductions    Balance at
                                                  Beginning     Cost and        Other           and         End of
                                                  of Period     Expenses      Accounts      Write-offs      Period
                (in thousands)
Allowance for returns and doubtful accounts
    Year ended March 29, 1998                     $  6,128      $ 4,532       $ 5,065       $(7,567)       $  8,158
    Year ended March 28, 1999                        8,158          513         2,320        (5,689)          5,302
    Year ended April 2, 2000                         5,302          455         7,451        (7,163)          6,045


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           INTEGRATED DEVICE TECHNOLOGY, INC.
                                           Registrant

June 23, 2000                              By: /s/ Jerry G. Taylor
                                               ---------------------------------
                                           President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

       Signature                                            Title                                   Date
       ---------                                            -----                                   ----
/s/  Jerry G. Taylor                     President, Chief Executive Officer and Director       June 23, 2000
--------------------------               (Principal Executive Officer)
 Jerry G. Taylor


/s/ Alan F. Krock                        Vice President, Chief Financial Officer               June 23, 2000
--------------------------               (Principal Financial and Accounting Officer)
 Alan F. Krock


/s/  Carl E. Berg                        Director                                              June 23, 2000
--------------------------
 Carl E. Berg


/s/  John C. Bolger                      Director                                              June 23, 2000
--------------------------
 John C. Bolger


/s/  Federico Faggin                     Director                                              June 23, 2000
--------------------------
 Federico Faggin