Form 10-Q
period 2000-07-02
INTEGRATED DEVICE TECHNOLOGY INC
filed 2000-08-14
CIK 703361

 QuickLinks -- Click here to rapidly navigate through this document

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2000

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 0-12695

INTEGRATED DEVICE TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	94-2669985 (IRS Employer Identification No.)
2975 STENDER WAY, SANTA CLARA, CALIFORNIA (Address of principal executive offices)	95054 (Zip Code)

Registrant's telephone number, including area code: (408) 727-6116

NONE
Former name, former address and former fiscal year, if changed since last report

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The number of outstanding shares of the registrant's Common Stock, $.001 par value, as of July 26, 2000, was approximately 104,102,700.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three months ended
	Jul. 2, 2000	Jun. 27, 1999
Revenues	$231,255	$153,981
Cost of revenues	97,839	85,612

Gross profit	133,416	68,369

Operating expenses:
Research and development	29,720	27,039
Selling, general and administrative	32,078	31,213
Merger expenses	—	4,840

Total operating expenses	61,798	63,092

Operating income	71,618	5,277
Interest expense	(1,579)	(3,656)
Interest income and other, net	7,950	7,303

Income before income taxes	77,989	8,924
Provision for income taxes	15,598	446

Net income	$62,391	$8,478

Basic net income per share	$0.62	$0.10
Diluted net income per share	$0.58	$0.09
Weighted average shares:
Basic	100,269	88,320
Diluted	107,526	90,754

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED; IN THOUSANDS)

	Jul. 2, 2000	Apr. 2, 2000
ASSETS
Current assets:
Cash and cash equivalents	$381,764	$372,606
Equity investments	160,284	223,906
Other short-term investments	83,079	49,439
Accounts receivable, net	104,683	90,957
Inventories, net	73,930	72,279
Deferred tax assets	22,423	22,423
Prepayments and other current assets	13,159	18,207

Total current assets	839,322	849,817
Property, plant and equipment, net	262,681	260,107
Long-term investments and other assets	101,878	52,258

TOTAL ASSETS	$1,203,881	$1,162,182

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$45,881	$37,294
Accrued compensation and related expenses	27,574	28,530
Deferred income on shipments to distributors	89,464	74,585
Other accrued liabilities	53,748	46,477

Total current liabilities	216,667	186,886
Convertible subordinated notes, net	—	179,550
Deferred tax liabilities	22,423	22,423
Other liabilities	87,795	92,172

Total liabilities	326,885	481,031
Stockholders' equity:
Preferred stock	—	—
Common stock and additional paid-in capital	616,549	421,881
Retained earnings	102,039	39,648
Accumulated other comprehensive income	158,408	219,622

Total stockholders' equity	876,996	681,151

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,203,881	$1,162,182

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED; IN THOUSANDS)

	Three Months Ended
	Jul. 2, 2000	Jun. 27, 1999
OPERATING ACTIVITIES:
Net income	$62,391	$8,478
Adjustments:
Depreciation and amortization	22,664	21,657
Gain on sale of property, plant and equipment	(533)	(4,658)
Changes in assets and liabilities:
Accounts receivable	(13,726)	(1,745)
Inventories	(1,651)	3,867
Prepayments and other assets	5,100	6,054
Accounts payable	8,587	3,547
Accrued compensation and related expenses	(956)	(143)
Deferred income on shipments to distributors	14,879	466
Income taxes payable	13,350	362
Other accrued liabilities	(1,179)	(5,377)

NET CASH PROVIDED BY OPERATING ACTIVITIES	108,926	32,508

INVESTING ACTIVITIES:
QSI net cash used during the period from October 1, 1998 to March 31, 1999	—	(1,146)
Purchases of property, plant and equipment	(25,437)	(25,992)
Proceeds from sales of property, plant and equipment	790	27,502
Purchases of investments	(84,511)	(16,093)
Proceeds from sales of investments	1,280	7,477

NET CASH USED FOR INVESTING ACTIVITIES	(107,878)	(8,252)

FINANCING ACTIVITIES:
Issuance of common stock, net	11,232	2,524
Redemption of convertible debt	(364)	—
Payments on capital leases and other debt	(2,758)	(8,243)

NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	8,110	(5,719)

Net increase in cash and cash equivalents	9,158	18,537
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	372,606	144,598

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$381,764	$163,135

Supplemental schedule of non-cash activities:
Conversion of subordinated notes to equity	$183,436	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1—Basis of Presentation

    In the opinion of Integrated Device Technology, Inc. ("IDT" or the "Company"), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial information included therein.

    These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended April 2, 2000. The results of operations for the three-month period ended July 2, 2000 are not necessarily indicative of the results to be expected for the full year.

    Certain reclassifications have been made to prior-period balances, none of which affected the Company's financial position or results of operations, to present the financial statements on a consistent basis.

Note 2—Earnings Per Share

    Basic and diluted net income per share are computed using weighted-average common shares outstanding in accordance with Statements of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." Diluted net income per share also includes the effect of stock options and convertible debt. The following table sets forth the computation of basic and diluted net income per share:

	Three months ended
(in thousands except per share amounts)	Jul. 2, 2000	Jun. 27, 1999
Basic:
Net income(numerator)	$62,391	$8,478

Weighted average shares outstanding (denominator)	100,269	88,320

Net income per share	$0.62	$0.10

Diluted:
Net income (numerator)	$62,391	$8,478

Weighted average shares outstanding	100,269	88,320
Net effect of dilutive stock options	7,257	2,434

Total shares (denominator)	107,526	90,754

Net income per share	$0.58	$0.09

    Total stock options outstanding, including antidilutive options, were 15.9 million and 19.6 million at July 2, 2000 and June 27, 1999, respectively. The Company's convertible debt was not dilutive in any of the periods presented.

Note 3—Comprehensive Income

    The components of comprehensive income were as follows:

	Three months ended
(in thousands)	Jul. 2, 2000	Jun. 27, 1999
Net income	$62,391	$8,478
Currency translation adjustments	2,211	678
Unrealized gain (loss) on available-for-sale investments	(63,425)	(793)

Comprehensive income	$1,177	$8,363

    The components of accumulated other comprehensive income were as follows:

(in thousands)	Jul. 2, 2000	Apr. 2, 2000
Cumulative translation adjustments	$(851)	$(3,062)
Unrealized gain on available-for-sale investments	159,259	222,684

	$158,408	$219,622

Note 4—New Accounting Pronouncements

    In June 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 was previously amended by SFAS No. 137, "Deferral of the Effective Date of SFAS No. 133," which deferred the effective date of SFAS No. 133 to fiscal years commencing after June 15, 2000. The Company will adopt SFAS Nos. 133 and 138 as of the beginning of fiscal 2002. The Company is continuing to evaluate the impact of SFAS Nos. 133 and 138. The Company currently does not expect any material effects on its results of operations from adoption of these standards but is unable to determine the impact on its financial position at this time.

    In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles (GAAP) to revenue recognition. The Company is required to adopt SAB 101 in the fourth quarter of fiscal 2001. The Company is continuing to evaluate the impact of SAB 101, but currently does not expect any material effects on its financial position or results of operations from the implementation of this SAB.

Note 5—Redemption of Convertible Subordinated Notes

    In April 2000, the Company called for redemption of its 5.5% Convertible Subordinated Notes ("Notes"), effective May 15, 2000. Substantially all holders elected to convert their Notes into IDT common stock. As a result of the conversion, shares outstanding increased by approximately 6.34 million and stockholders' equity increased by $183.4 million. The Company paid $0.4 million to holders who selected the cash option.

    During the first quarter of fiscal 2001, interest and other expenses attributable to the Notes totaled $0.8 million, net of taxes. During the first quarter of fiscal 2000, these expenses were $2.6 million, net of taxes.

Note 6—Inventories, Net

    Inventories, net, consisted of the following:

(in thousands)	Jul. 2, 2000	Apr. 2, 2000
Raw materials	$5,652	$6,102
Work-in-process	40,135	43,632
Finished goods	28,143	22,545

	$73,930	$72,279

Note 7—Industry Segments

    The Company operates in two segments: (1) Communications and High-Performance Logic and (2) SRAMs and Other. The Communications and High-Performance Logic segment includes communications memories, communications applications-specific standard products (ASSPs), RISC microprocessors and high-performance logic and clock management devices. The SRAMs and Other segment consists mainly of high-speed SRAMs.

    During the three months ended June 27, 1999, the Company also operated in a third segment, x86 Microprocessors. In the second quarter of fiscal 2000, the Company completed the sale of x86 intellectual property and its Centaur design subsidiary. The Company wound down the operations of its x86 business during the remainder of fiscal 2000 and does not expect any x86 Microprocessor segment revenues in fiscal 2001.

    The tables below provide information about these segments for the three-month periods ended July 2, 2000 and June 27, 1999:

Revenues by Segment
  (in thousands)

	Three months ended
	Jul. 2, 2000	Jun. 27, 1999
Communications and High-Performance Logic	$162,578	$113,174
SRAMs and Other	68,677	37,445
X86 Microprocessors	—	3,362

Total consolidated revenues	$231,255	$153,981

Profit (loss) by Segment
  (in thousands)

	Three months ended
	Jul. 2, 2000	Jun. 27, 1999
Communications and High-Performance Logic	$63,474	$23,498
SRAMs and Other	8,144	(7,141)
x86 Microprocessors	—	(11,080)
Interest income and other	7,950	7,303
Interest expense	(1,579)	(3,656)

Income before income taxes	$77,989	$8,924

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    All references are to the Company's fiscal quarters ended July 2, 2000 ("Q1 2001"), June 27, 1999 ("Q1 2000"), and April 2, 2000 ("Q4 2000"), unless otherwise indicated. Quarterly financial results may not be indicative of the financial results of future periods.

    All non-historical information contained in this discussion and analysis constitutes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are not guarantees of future performance and involve a number of risks and uncertainties, including but not limited to: operating results; new product introductions and sales; competitive conditions; capital expenditures and capital resources; manufacturing capacity utilization, customer demand and inventory levels; protection of intellectual property in the semiconductor industry; and the risk factors set forth in the section "Factors Affecting Future Results." Future results may differ materially from such forward-looking statements as a result of such risks. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof.

    Forward-looking statements which are based on management's current expectations include the statements related to revenues and gross profit, R&D and SG&A expenses and activities, interest expense, interest income and other, taxes, capital spending and financing transactions, as well as statements regarding successful development and market acceptance of new products, industry conditions and demand, and capacity utilization.

RESULTS OF OPERATIONS

REVENUES

    Revenues for Q1 2001 were $231.3 million, an increase of $33.8 million compared to the $197.5 million recorded in Q4 2000, and an increase of $77.3 million over revenues of $154.0 million recorded for Q1 2000.

    The increase in quarterly revenues to $231.3 million is primarily the result of increased unit sales of IDT's communications and high-performance logic and SRAM and other products and higher average selling prices for those products. Increased unit sales of IDT's communications and high-performance logic products is principally attributable to the introduction of new products primarily for data networking and wireless communications infrastructure markets as well as increased demand for existing products from customers in these and other markets. In addition, IDT is benefiting from increased levels of demand for the industry standard products which it manufactures for its SRAM and other products segment. Improvements in the mix of products sold resulted in a higher average selling price in Q1 2001 compared to both Q4 2000 and Q1 2000.

    The Company believes revenues associated with existing and new products will increase in future periods as the Company continues to execute new product introduction strategies and assuming that overall levels of industry demand continue to improve.

GROSS PROFIT

    Gross profit for Q1 2001 was $133.4 million, compared to $100.0 million and $68.4 million in Q4 2000 and Q1 2000, respectively. Gross margin for Q1 2001 was 57.7%, compared to 50.6% and 44.4% for Q4 2000 and Q1 2000, respectively. The improvement in IDT's gross margin was primarily due to higher unit volumes and increased utilization of the Company's manufacturing infrastructure. Ongoing efforts to control manufacturing spending, particularly in "back-end" assembly and test operations, also contributed to the gross margin improvement in Q1 2001.

    Assuming continued strong business conditions, the Company believes that further improvements in gross margin as a percentage of revenue are likely. Manufacturing spending is expected to increase in absolute terms.

RESEARCH AND DEVELOPMENT

    For Q1 2001, research and development ("R&D") expenses increased by $3.6 million and $2.7 million compared to Q4 2000 and Q1 2000, respectively. The increase in spending was primarily attributable to higher costs for communications product development and process development activities. As a percentage of revenues, R&D expenses were 12.9% in Q1 2001, compared to 13.2% and 17.6% in Q4 2000 and Q1 2000, respectively.

    Current R&D activities include enhancing IDT's families of integrated products such as FIFOs and multi-ported communications products; expanding IDT's offerings of networking and switching products; developing a new family of RISC-based processors which integrate networking functions; broadening IDT's high-performance logic and clock product portfolios; and delivering two new families of integrated communications products targeted at improving customers' router system performance and providing gateways for voice traffic over the internet. Additionally, IDT is developing advanced manufacturing process technologies, including 0.15-micron semiconductor fabrication techniques. These process technologies are designed to enable performance advantages and to support higher production volumes of integrated circuits and the continued growth of IDT's communications products.

SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general and administrative ("SG&A") expenses increased by $2.1 million for Q1 2001 compared to Q4 2000, mainly due to revenue- and profit-dependent personnel and selling expenses. Compared to Q1 2000, SG&A expenses for Q1 2001 increased by $0.9 million. The Company expects that in the coming quarters, SG&A expenses will increase in absolute dollars, principally related to higher personnel and selling expenses. Assuming continued strong business conditions, however, SG&A spending is expected to remain flat or perhaps decline as a percentage of revenue.

MERGER EXPENSES

    In Q1 2000, the Company incurred $4.8 million in expenses related to the merger with Quality Semiconductor, Inc. (QSI), including $4.6 million in severance and employee retention costs.

INTEREST EXPENSE

    During Q1 2001, the Company converted substantially all of its 5.5% Convertible Subordinated Notes ("Notes") to common stock (see Note 5). As a result, the Notes were outstanding for only a portion of the quarter, and interest expense accordingly decreased by $1.8 million and $2.1 million compared to Q4 2000 and Q1 2000, respectively. The Company's remaining interest-bearing liabilities consist mainly of secured equipment financing agreements, which amortize over the term of the agreements, and mortgages.

INTEREST INCOME AND OTHER, NET

    Interest income and other, net, was $8.0 million in Q1 2001, a decrease of $4.7 million and an increase of $0.6 million compared to Q4 2000 and Q1 2000, respectively. Special items in Q4 2000 included a realized net gain of $11.3 million on the sale of a portion of the Company's equity investment in Quantum Effect Devices, Inc. (QED). This gain was partially offset by a Q4 2000 loss of $3.0 million related to the sale of the Company's manufacturing subsidiary in Australia. In addition, interest income and other, net for Q4 2000 and Q1 2000 included losses of $3.2 million and $2.7 million, respectively, related to IDT's equity investment in Clear Logic, Inc. (Clear Logic). This investment became fully amortized in Q4 2000 and the Company recorded no further losses related to Clear Logic in Q1 2001. In Q1 2000, the Company recognized a $4.6 million gain on the sale of its closed San Jose, California fabrication facility.

TAXES

    The Company's effective tax rate for Q1 2001 was 20%. Should IDT's profits during the remainder of fiscal 2001 differ significantly from planned levels, the Company's tax rate could change. The tax rate for fiscal 2000 was 5%.

LIQUIDITY AND CAPITAL RESOURCES

    Total cash and cash equivalents and short- and long-term investments, excluding IDT's equity investment in QED, increased by $92.6 million from April 2, 2000 to July 2, 2000.

    The Company generated $108.9 million in cash from operating activities during Q1 2001, compared to $32.5 million for Q1 2000. Increases in cash flows during Q1 2001 related to higher net income and growth in deferred income to distributors and income taxes payable were partially offset by increases in accounts receivable.

    During Q1 2001, the Company's net cash used for investing activities was $107.9 million, compared to $8.3 million in Q1 2000. Uses of cash for investing activities in Q1 2001 included $83.2 million, net, related to net purchases of investments and $25.4 million for capital expenditures. In Q1 2000, the Company received $27.5 million in proceeds from sales of property, plant and equipment, consisting primarily of the sale of the San Jose, California fabrication facility and used $8.6 million, net, for purchases of investments.

    Financing activities provided $8.1 million during Q1 2001 and used $5.7 million in Q1 2000. Most of the change is attributable to higher proceeds from employee stock option exercises in Q1 2001 and the use of $3.3 million for the repurchase and retirement of convertible subordinated notes in Q1 2000.

    During Q1 2001, substantially all holders of the Company's convertible subordinated notes converted their notes into common stock. As a result, the Company issued 6.3 million shares and recorded $183.4 million, including $4.3 million in previously accrued interest, as stockholders' equity.

    IDT had originally budgeted capital expenditures of approximately $100 million during the remaining three quarters of fiscal 2001. Based on continuing very strong business conditions, the Company expects to increase budgeted capital expenditures during these three quarters to approximately $120 million. IDT plans to finance these expenditures primarily through cash generated from operations and existing cash and investments. The Company may also investigate other financing alternatives, depending on whether available terms are favorable to the Company.

    The Company believes that existing cash and cash equivalents, cash flow from operations and credit facilities available to the Company will be sufficient to meet its working capital and anticipated capital expenditure requirements through the remainder of fiscal 2001 and 2002. However, there can be no assurance that the Company will not be required to seek other financing sooner or that such financing, if required, will be available on terms satisfactory to the Company. If the Company is required to seek other financing, the unavailability of financing on terms satisfactory to IDT could have a material adverse effect on the Company.

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

  •
  timing of new product and process technology announcements and introductions from IDT or its competitors;

  •
  competitive pricing pressures, particularly in the SRAM market;

  •
  fluctuations in manufacturing yields;

  •
  changes in the mix of products sold;

  •
  availability and costs of raw materials;

  •
  the cyclical nature of the semiconductor industry and industry-wide wafer processing capacity;

  •
  economic conditions in various geographic areas; and

  •
  costs associated with other events, such as underutilization or expansion of production capacity, intellectual property disputes, or other litigation.

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

Demand for IDT's Products Depends on Demand in the Communications, and to a Lesser Extent, Computer Markets.

    The majority of the Company's products are incorporated into customers' systems in data networking, wireless telecommunications, and other communications applications. A percentage of the Company's products, including its high-performance logic components, serve in customers' computer, computer-related, and other applications. Customer applications for the Company's products have historically been characterized by rapid technological change and significant fluctuations in demand. Demand for most IDT products, and therefore potential increases in revenue, depends upon growth in the communications market, particularly in the data networking and wireless telecommunications infrastructure markets and, to a lesser extent, the computer markets. Any slowdown in these communications or computer related markets could materially adversely affect IDT's operating results. In addition, when all channels of distribution are considered, one customer in the communications market represents more than 10% of the Company's total revenues.

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

    IDT has wafer fabrication facilities located in Hillsboro, Oregon and Salinas, California. Substantially all of IDT's revenues are derived from products manufactured at facilities which are exposed to the risk of natural disasters, including earthquakes. Approximately 70% of IDT's total revenues are derived from products manufactured at its fabrication facility in Salinas which is located near an active earthquake fault. If IDT were unable to use its facilities, as a result of a natural disaster, or otherwise, IDT's operations would be materially adversely affected until the Company was able to obtain other production capability. IDT does not carry earthquake insurance on its facilities or related to its business operations, as adequate protection is not offered at economically justifiable rates.

    Historically, IDT has utilized subcontractors for the majority of its incremental assembly requirements, typically at higher costs than its own Malaysian and Philippines assembly and test operations. IDT expects to continue utilizing subcontractors extensively to supplement its own production volume capacity. Due to production lead times and potential subcontractor capacity constraints, any failure by IDT to adequately forecast the mix of product demand could adversely affect IDT's sales and operating results.

IDT's Operating Results can be Substantially Impacted by Facility Expansion, Utilization and Consolidation

    Facility and capacity additions have resulted in a significant increase in fixed and variable operating expenses that in the past have not been fully offset when revenues declined. IDT records as R&D expense the operating costs associated with bringing a new fabrication facility to commercial production status in the period such expenses are incurred. However, as commercial production at a new fabrication facility commences, the operating costs are classified as cost of revenues, and IDT begins to recognize depreciation expense relating to the facility. Accordingly, if revenue levels are not maintained or if IDT is unable to achieve gross margins from products produced at the Hillsboro, Oregon facility that are comparable to IDT's other products, IDT's future results of operations could be adversely impacted.

IDT's Results are Dependent on the Success of New Products

    New products and process technology costs associated with the Hillsboro, Oregon wafer fabrication facility will continue to require significant R&D expenditures.

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

International Operations Add Increased Volatility to IDT's Operating Results

    A substantial percentage of IDT's revenues are derived from non-U.S. sales. During the first quarter of fiscal 2001 and the twelve months in fiscal 2000 and fiscal 1999, non-U.S. sales accounted for 41%, 38% and 37% of IDT's revenues, respectively. During these periods, Asia Pacific sales, which exclude Japan, accounted for 12%, 10% and 10% of IDT's revenues, respectively. Sales in Japan accounted for 11%, 11% and 8% of total revenues, respectively, during these periods.

    In addition, IDT's offshore assembly and test operations incur payroll, facilities and other expenses in local currencies. Accordingly, movements in foreign currency exchange rates, can impact IDT's cost of goods sold, as well as both pricing and demand for its products. IDT's offshore operations and export sales are also subject to risks associated with foreign operations, including:

  •
  political instability;

  •
  currency controls and fluctuations;

  •
  changes in local economic conditions and import and export controls; and

  •
  changes in tax laws, tariffs and freight rates.

    Contract pricing for raw materials used in the fabrication and assembly processes, as well as for subcontract assembly services, can also be impacted by currency exchange rate fluctuations. The Company also purchases certain semiconductor manufacturing tools, such as photolithography equipment, from overseas vendors. Such tools are typically quoted at a foreign-currency price, often equivalent to several million U.S. dollars per unit. Currency exchange rate fluctuations can have a substantial impact on the net U.S.-dollar cost of these tools to IDT.

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

IDT's Common Stock is Subject to Price Volatility

    IDT's common stock has experienced substantial price volatility. Such volatility may occur in the future, particularly as a result of quarter-to-quarter variations in the actual or anticipated financial results of IDT, the companies in the semiconductor industry, or those in the markets served by IDT. Announcements by IDT or its competitors regarding new product introductions may also lead to volatility. In addition, IDT's stock price can fluctuate due to price and volume fluctuations in the stock market, especially those that have affected technology stocks. IDT's product portfolio includes a mix of proprietary or limited-source products, and industry-standard or multiple-source products. IDT's products also employ a variety of semiconductor design technologies. Stock price volatility may also result from changes in perceptions about the various types of products IDT manufactures and sells.

IDT is Exposed to Fluctuations in the Market Price of its Investment in QED

    The Company's investment portfolio includes common stock holdings in QED. In July 2000, PMC Sierra, Inc. (PMC) and QED announced a definitive merger agreement under which QED stockholders would receive 0.385 shares of PMC common stock in exchange for each share of QED common stock. The common shares of both PMC and QED are highly volatile. Also, in connection with the proposed merger, the Company has entered into an affiliate agreement which prohibits IDT from selling or hedging its QED holdings until PMC publicly announces financial results covering at least 30 days of combined operations of PMC and QED. As a result of these factors, the amount of income and cash flow that IDT ultimately realizes from this investment in future periods may vary materially from the current unrealized amount.

Impact of Year 2000 on IDT's Operations

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

    Amounts paid to manufacturing equipment vendors to obtain software upgrades to remediate Year 2000 issues totaled approximately $400,000. IDT also paid Keane, Inc., a software services firm, approximately $165,000 in consulting fees. Residual year 2000 and monitoring costs during fiscal 2001 are not expected to be significant.

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

INTEGRATED DEVICE TECHNOLOGY, INC.
Date: August 11, 2000	By:	/s/ JERRY G. TAYLOR Jerry G. Taylor President and Chief Executive Officer (duly authorized officer)
Date: August 11, 2000	By:	/s/ ALAN F. KROCK Alan F. Krock Vice President, Chief Financial Officer (principal accounting officer)

QuickLinks

  PART I FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  PART II OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES