Form 10-Q
period 2000-10-01
INTEGRATED DEVICE TECHNOLOGY INC
filed 2000-11-15
CIK 703361

 QuickLinks -- Click here to rapidly navigate through this document

FORM 10-Q

(Mark one)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2000

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File No. 0-12695

INTEGRATED DEVICE TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	94-2669985 (I.R.S. Employer Identification No.)
2975 STENDER WAY, SANTA CLARA, CALIFORNIA (Address of principal executive offices)	95054 (Zip Code)

Registrant's telephone number, including area code: (408) 727-6116

NONE
Former name, former address and former fiscal year (if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The number of outstanding shares of the registrant's Common Stock, $.001 par value, as of October 27, 2000, was approximately 106,107,600.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three months ended		Six months ended
	Oct. 1, 2000	Sep. 26, 1999	Oct. 1, 2000	Sep. 26, 1999
Revenues	$268,748	$173,544	$500,003	$327,525
Cost of revenues	106,153	89,246	203,992	174,858

Gross profit	162,595	84,298	296,011	152,667

Operating expenses:
Research and development	33,036	28,443	62,756	55,482
Selling, general and administrative	32,195	28,049	64,273	59,262
Merger expenses	—	—	—	4,840

Total operating expenses	65,231	56,492	127,029	119,584

Operating income	97,364	27,806	168,982	33,083
Gain on investment in QED	240,870	—	240,870	—
Interest expense	(568)	(3,487)	(2,147)	(7,143)
Interest income and other, net	11,142	18,278	19,092	25,581

Income before income taxes	348,808	42,597	426,797	51,521
Provision for income taxes	57,718	2,130	73,316	2,576

Net income	$291,090	$40,467	$353,481	$48,945

Basic net income per share	$2.78	$0.45	$3.45	$0.55
Diluted net income per share	$2.60	$0.41	$3.22	$0.51
Weighted average shares:
Basic	104,638	89,536	102,453	88,928
Diluted	112,033	97,693	109,830	95,111

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED; IN THOUSANDS)

	Oct. 1, 2000	Apr. 2, 2000
ASSETS
Current assets:
Cash and cash equivalents	$460,201	$372,606
Equity investments	233,034	223,906
Other short-term investments	152,379	49,439
Accounts receivable, net	119,133	90,957
Inventories, net	71,043	72,279
Deferred tax assets	32,729	22,423
Prepayments and other current assets	20,012	18,207

Total current assets	1,088,531	849,817
Property, plant and equipment, net	266,070	260,107
Long-term investments	41,793	—
Other assets	51,917	52,258

TOTAL ASSETS	$1,448,311	$1,162,182

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$52,621	$37,294
Accrued compensation and related expenses	57,133	28,530
Deferred income on shipments to distributors	110,305	74,585
Income taxes payable	73,407	3,938
Other accrued liabilities	38,644	42,539

Total current liabilities	332,110	186,886
Convertible subordinated notes, net	—	179,550
Deferred tax liabilities	22,423	22,423
Other liabilities	83,811	92,172

Total liabilities	438,344	481,031
Stockholders' equity:
Preferred stock	—	—
Common stock and additional paid-in capital	633,181	421,881
Retained earnings	393,129	39,648
Accumulated other comprehensive income (loss)	(16,343)	219,622

Total stockholders' equity	1,009,967	681,151

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,448,311	$1,162,182

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED; IN THOUSANDS)

	Six Months Ended
	Oct. 1, 2000	Sep. 26, 1999
OPERATING ACTIVITIES:
Net income	$353,481	$48,945
Adjustments:
Depreciation and amortization	44,743	44,583
Gain on sale of property, plant and equipment	(710)	(12,425)
Gain on investment in QED	(240,870)	—
Changes in assets and liabilities:
Accounts receivable	(28,176)	(14,835)
Inventories	1,236	(5,588)
Prepayments and other assets	(1,579)	5,856
Accounts payable	15,327	(374)
Accrued compensation and related expenses	11,742	10,012
Deferred income on shipments to distributors	35,720	7,652
Deferred licensing revenue	—	32,033
Income taxes payable	69,469	1,163
Other accrued liabilities	(813)	(2,109)

NET CASH PROVIDED BY OPERATING ACTIVITIES	259,570	114,913

INVESTING ACTIVITIES:
QSI net cash used during the period from October 1, 1998 to March 31, 1999	—	(1,146)
Purchases of property, plant and equipment	(51,137)	(38,804)
Proceeds from sales of property, plant and equipment	1,199	43,714
Purchases of investments	(209,840)	(43,037)
Proceeds from sales of investments	65,867	17,321

NET CASH USED FOR INVESTING ACTIVITIES	(193,911)	(21,952)

FINANCING ACTIVITIES:
Issuance of common stock, net	27,864	14,553
Payments on capital leases and other debt	(5,928)	(11,559)

NET CASH PROVIDED BY FINANCING ACTIVITIES	21,936	2,994

Net increase in cash and cash equivalents	87,595	95,955
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	372,606	144,598

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$460,201	$240,553

Supplemental schedule of non-cash activities:
Conversion of subordinated notes to equity	$183,436	—

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

    These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended April 2, 2000. The results of operations for the three- and six-month periods ended October 1, 2000 are not necessarily indicative of the results to be expected for the full year.

    Certain reclassifications have been made to prior-period balances, none of which affected the Company's financial position or results of operations, to present the financial statements on a consistent basis.

Note 2—Earnings Per Share

    Basic and diluted net income per share are computed using weighted-average common shares outstanding in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." Diluted net income per share also includes the effect of stock options and convertible debt. The following table sets forth the computation of basic and diluted net income per share:

	Three months ended		Six months ended
(in thousands except per share amounts)	Oct. 1, 2000	Sep. 26, 1999	Oct. 1, 2000	Sep. 26, 1999
Basic:
Net income(numerator)	$291,090	$40,467	$353,481	$48,945

Weighted average shares outstanding (denominator)	104,638	89,536	102,453	88,928

Net income per share	$2.78	$0.45	$3.45	$0.55

Diluted:
Net income (numerator)	$291,090	$40,467	$353,481	$48,495

Weighted average shares outstanding	104,638	89,536	102,453	88,928
Net effect of dilutive stock options	7,395	8,157	7,377	6,183

Total shares (denominator)	112,033	97,693	109,830	95,111

Net income per share	$2.60	$0.41	$3.22	$0.51

    Total stock options outstanding, including antidilutive options, were 14.0 million and 20.7 million at October 1, 2000 and September 26, 1999, respectively. The Company's convertible debt was not dilutive in any of the periods presented.

Note 3—Comprehensive Income

    The components of comprehensive income were as follows:

	Three months ended		Six months ended
(in thousands)	Oct. 1, 2000	Sep. 26, 1999	Oct. 1, 2000	Sep. 26, 1999
Net income	$291,090	$40,467	$353,481	$48,945
Currency translation adjustments	(321)	495	1,890	1,173
Recognized gain on QED investment	(160,284)	—	(223,906)	—
Unrealized gain (loss) on available-for-sale investments	(14,146)	251	(13,949)	(542)

Comprehensive income	$116,339	$41,213	$117,516	$49,576

    The components of accumulated other comprehensive income were as follows:

(in thousands)	Oct. 1, 2000	Apr. 2, 2000
Cumulative translation adjustments	$(1,172)	$(3,062)
Unrealized gain (loss) on available-for-sale investments	(15,171)	222,684

	$(16,343)	$219,622

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

Note 5—Redemption of Convertible Subordinated Notes

    In April 2000, the Company called for redemption of its 5.5% Convertible Subordinated Notes ("Notes"), effective May 15, 2000. Substantially all holders elected to convert their Notes into IDT common stock. As a result of the conversion, shares outstanding increased by approximately 6.34 million and stockholders' equity increased by $183.4 million in the first quarter of fiscal 2001. The Company paid $0.4 million to holders who selected the cash option.

    During the first six months of fiscal 2001, interest and other expenses attributable to the Notes totaled $0.8 million, net of taxes. During the first six months of fiscal 2000, these expenses were $4.8 million, net of taxes.

Note 6—Inventories, Net

    Inventories, net, consisted of the following:

(in thousands)	Oct. 1, 2000	Apr. 2, 2000
Raw materials	$6,525	$6,102
Work-in-process	39,938	43,632
Finished goods	24,580	22,545

	$71,043	$72,279

Note 7—Gain on Investment in QED

    On August 24, 2000, PMC-Sierra, Inc. (PMC), completed a merger with Quantum Effect Devices, Inc. (QED). In connection with the merger, the Company received 1,082,620 shares of PMC common stock in exchange for its interest in QED. In the second fiscal quarter of 2001, the Company recorded a pretax net gain of $240.9 million based on the closing share price of PMC of $238.06 on the closing date of the merger.

    Based on the change in the share price of PMC between the closing date of the merger and the end of the Company's second fiscal quarter, the Company also recorded an unrealized loss of $14.9 million on its investment in PMC. This $14.9 million loss, which is net of deferred taxes of $9.8 million, is included in accumulated other comprehensive income.

    The Company's investment in PMC is classified as available-for-sale at October 1, 2000.

Note 8—Industry Segments

    The Company operates in two segments: (1) Communications and High-Performance Logic and (2) SRAMs and Other. The Communications and High-Performance Logic segment includes integrated communications memories, communications applications-specific standard products (ASSPs), RISC microprocessors and high-performance logic and clock management devices. The SRAMs and Other segment consists mainly of high-speed SRAMs.

    During the six months ended September 26, 1999, the Company also operated in a third segment, x86 Microprocessors. In the second quarter of fiscal 2000, the Company completed the sale of x86 intellectual property and its Centaur design subsidiary. The Company wound down the operations of its x86 business during the remainder of fiscal 2000 and does not expect any x86 Microprocessor segment revenues in fiscal 2001.

    The tables below provide information about these segments for the three- and six-month periods ended October 1, 2000 and September 26, 1999:

Revenues by Segment
    (in thousands)

	Three months ended		Six months ended
	Oct. 1, 2000	Sep. 26, 1999	Oct. 1, 2000	Sep. 26, 1999
Communications and High-Performance Logic	$182,628	$119,949	$344,712	$233,123
SRAMs and Other	86,120	50,936	155,291	88,381
x86 Microprocessors	—	2,659	—	6,021

Total consolidated revenues	$268,748	$173,544	$500,003	$327,525

Profit (loss) by Segment
    (in thousands)

	Three months ended		Six months ended
	Oct. 1, 2000	Sep. 26, 1999	Oct. 1, 2000	Sep. 26, 1999
Communications and High-Performance Logic	$78,144	$25,144	$141,618	$48,642
SRAMs and Other	19,220	3,385	27,364	(3,756)
x86 Microprocessors	—	(723)	—	(11,803)
Interest income and other	252,012	18,278	259,962	25,581
Interest expense	(568)	(3,487)	(2,147)	(7,143)

Income before income taxes	$348,808	$42,597	$426,797	$51,521

Note 9—Subsequent Events

    In connection with the PMC-QED merger (see Note 7), the Company entered into an affiliate agreement which prohibited the Company from selling its PMC shares until PMC publicly announced financial results covering at least 30 days of combined PMC-QED operations. PMC announced such results on October 12, 2000, and the Company sold 375,000 shares of its PMC holdings between October 20, 2000 and October 27, 2000 at prices ranging from $175.00 to $210.56 per share. The Company received net proceeds of $76.5 million and expects to report a pretax, realized net loss of $11.9 million on the sale of these shares in the third quarter of fiscal 2001. The Company is considering alternative strategies to maximize the value it may realize from its remaining PMC shareholdings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    All references are to the Company's fiscal quarters ended October 1, 2000 ("Q2 2001"), July 2, 2000 ("Q1 2001") and September 26, 1999 ("Q2 2000"), unless otherwise indicated. Quarterly financial results may not be indicative of the financial results of future periods.

    All non-historical information contained in this discussion and analysis constitutes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are not guarantees of future performance and involve a number of risks and uncertainties, including but not limited to: operating results; new product introductions and sales; competitive conditions; capital expenditures and capital resources; manufacturing capacity utilization, customer demand and inventory levels; protection of intellectual property in the semiconductor industry; and the risk factors set forth below in the section "Factors Affecting Future Results." Future results may differ materially from such forward-looking statements as a result of such risks. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof.

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

RESULTS OF OPERATIONS

REVENUES

    Revenues for Q2 2001 were $268.7 million, an increase of $37.5 million compared to the $231.3 million recorded in Q1 2001, and an increase of $95.2 million over revenues of $173.5 million recorded for Q2 2000. Revenues for Q2 2000 included $8.5 million related to a cross license agreement with Intel Corporation (Intel).  Revenues associated with the ongoing operations of the Company were $165.1 million in Q2 2000.

    The increase in quarterly revenues to $268.7 million is primarily the result of increased unit sales of IDT's communications and high performance logic and SRAM and other products, and generally higher average selling prices for those products. Generally, the average price per unit sold for communications and high performance logic products is determined by the mix of units sold, while the average selling prices of SRAM and other products are determined by both the mix of products sold and the prevailing market prices for multiple-sourced SRAM memory products. The increase in unit sales of IDT's communications and high performance logic products is attributable to the introduction of new products primarily for data networking and wireless communications infrastructure markets, as well as continued strong demand for existing products from customers in these and other markets. In addition, IDT is benefiting from increased levels of demand for the industry standard products which it manufactures for its SRAM and other products segment. Improvements in the mix of products sold, and in the level of demand for industry standard SRAM products related to available supply, resulted in a higher average selling price in Q2 2001 compared to both Q1 2001 and Q2 2000. The Company currently utilizes substantially all of its available manufacturing capacity and has not added incremental capacity to support future growth of revenues associated with its SRAM and other segment. Therefore, the Company does not expect the amount of revenues derived from the sale of SRAM and other products will increase significantly in future quarters.

    Revenues for the first six months of fiscal 2001 were $500.0 million, an increase of $172.5 million, compared to revenues for the same period in fiscal 2000. The increase in revenue for the six-month period is generally attributable to the same factors cited above to explain the increase in quarterly revenues.

    The Company believes revenues associated with existing and new products will increase in Q3 2001, assuming that the Company successfully executes its new product introduction and manufacturing strategies, and provided that overall levels of industry demand continue to improve.

GROSS PROFIT

    Gross profit for Q2 2001 was $162.6 million, compared to $133.4 million and $84.3 million in Q1 2001 and Q2 2000, respectively. Gross margin for Q2 2001 was 60.5%, compared to 57.7% and 48.6% for Q1 2001 and Q2 2000, respectively. On an operating basis (excluding $8.5 million in revenue and related costs associated with the Intel cross license as described above), gross margin for Q2 2000 was 46.3%.

    Factors that contributed to the improved gross margin in Q2 2001 include: higher unit volumes, increased manufacturing capacity utilization, improved mix within communications and high performance logic products, increased SRAM product pricing, and continued manufacturing cost control. Average gross margin for products within the SRAM and other segment remains significantly below the Company's overall gross margin percentage.

    Manufacturing spending is expected to increase in absolute dollar terms. Assuming continued strong business conditions enable further revenue growth, and that the Company executes its strategy to reduce the percentage of its revenues derived from the SRAM and other product segment, the Company believes that further improvements in gross margin are likely.

    Gross profit for the first six months of fiscal 2001 was $296.0 million; for the first six months of fiscal 2000, gross profit was $152.7 million. Gross margin was 59.2% and 46.6% for the first six months of fiscal 2001 and the first six months of fiscal 2000, respectively. The increase in gross margin for the six-month period is generally attributable to the same factors cited above to explain the increase in gross margin that occurred in Q2 2001.

RESEARCH AND DEVELOPMENT

    For Q2 2001, research and development ("R&D") expenses increased by $3.3 million and $4.6 million compared to Q1 2001 and Q2 2000, respectively. The increase in spending was primarily attributable to higher costs for communications product development and process development activities. Personnel-related expenditures, manufacturing costs allocated to product and process development, and spending on outside design services accounted for much of the increase. As a percentage of revenues, R&D expenses were 12.3% in Q2 2001, compared to 12.9% and 16.4% in Q1 2001 and Q2 2000, respectively. On an operating basis (excluding $8.5 million in revenue and related costs associated with the Intel cross license as described above), R&D expenses as a percentage of revenue for Q2 2000 were 17.1%.

    Current R&D activities include enhancing IDT's families of integrated products such as FIFOs and multi-ported communications products; expanding IDT's offerings of networking and switching products; developing a new family of RISC-based processors which integrate networking functions; broadening IDT's high-performance logic and clock product portfolios; and delivering two new families of integrated communications products targeted at improving customers' router system performance and providing gateways for voice traffic over the internet. Additionally, IDT is developing advanced manufacturing process technologies, including 0.15-micron semiconductor fabrication techniques. These process technologies are designed to enable performance advantages and to support higher production volumes of integrated circuits and the continued growth of IDT's communications products. Related to these initiatives, research and development spending is expected to increase in future periods, both in absolute dollar terms and, at some point, as a percentage of revenue.

    For the first half of fiscal 2001, R&D expenses were $62.8 million, a $7.3 million increase compared to the same period in fiscal 2000. Reductions in R&D spending occurred due to discontinued x86 processor development. These reductions were more than offset by increased product, process, and applications

R&D spending to support the communications and high-performance logic and, to a lesser extent, SRAM and other segments. The increase included higher personnel and profit-dependent costs, increased expenditures on contract design services, and higher cost allocations to R&D from the Company's manufacturing infrastructure related to new product introductions.

SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general and administrative ("SG&A") expenses were essentially flat for Q2 2001 compared to Q1 2001. As a percentage of revenues, SG&A expenses were 12.0% in Q2 2001, compared to 13.9% and 16.2% in Q1 2001 and Q2 2000, respectively. On an operating basis (excluding $8.5 million in revenue and related costs associated with the Intel cross license as described above), SG&A expenses as a percentage of revenue for Q2 2000 were 16.8%.

    Compared to Q2 2000, SG&A expenses for Q2 2001 increased by $4.1 million. The increase relates primarily to higher personnel and selling costs, including revenue- and profit-dependent expenses. The Company expects that SG&A spending in absolute dollars will increase in coming quarters. Assuming that continued strong business conditions enable further revenue growth, however, SG&A expenses could remain flat or even decline slightly as a percentage of revenue.

    For the first six months of fiscal 2001, SG&A expenses were $64.3 million. This compares with SG&A expenses of $59.3 million in the same period of fiscal 2000 (excluding merger expenses as described in the following section). Spending on information technology declined during fiscal 2001. SG&A spending also dropped related to supporting the Company's discontinued Centaur x86 processor efforts, and following completion of the merger with Quality Semiconductor, Inc. (QSI). These cost reductions were more than offset by increased personnel and selling costs, including revenue- and profit-dependent expenses.

MERGER EXPENSES

    In Q1 2000, the Company incurred $4.8 million in expenses related to the merger with Quality Semiconductor, Inc. (QSI), including $4.6 million in severance and employee retention costs.

GAIN ON INVESTMENT IN QED

    During Q2 2001, as a result of the merger between PMC and QED, the Company exchanged its QED shares for shares of PMC. The Company recorded a pretax net gain of $240.9 million based on the closing share price of PMC on August 24, 2000, the date of the merger (see Note 7). As of November 13, 2000, the market value of the PMC shares had declined by approximately 52%.

INTEREST EXPENSE

    During Q1 2001, the Company converted substantially all of its 5.5% Convertible Subordinated Notes ("Notes") to common stock (see Note 5). Due to the absence of the Notes, interest expense for Q2 2001 decreased by $1.0 million and $2.9 million compared to Q1 2001 and Q2 2000, respectively. For the first six months of fiscal 2001, interest expense decreased by $5.0 million, also mainly due to the Notes conversion. The Company's remaining interest-bearing liabilities consist mainly of secured equipment financing agreements, which amortize over the term of the agreements, and a mortgage.

INTEREST INCOME AND OTHER, NET

    Interest income and other, net, was $11.1 million in Q2 2001, an increase of $3.2 million and a decrease of $7.1 million compared to Q1 2001 and Q2 2000, respectively. Interest income was $10.2 million in Q2 2001, rising by $3.0 million and $5.9 million over Q1 2001 and Q2 2000, respectively, due mainly to higher average investment balances. Special items in Q2 2000 included gains of $19.6 million related to the sale of IDT's x86 design subsidiary and related intellectual property, which were partially offset by a loan provision related to an investee company. In addition, interest income and other, net, for Q2 2000 included $3.3 million in losses related to IDT's equity interest in Clear Logic, Inc. This investment was fully amortized in fiscal 2000 and the Company has recorded no additional losses during fiscal 2001.

    For the first six months of fiscal 2001, interest income and other, net, decreased by $6.5 million compared to the same period in fiscal 2000. Interest income was $9.7 million higher for the fiscal 2001 period, due primarily to higher average investment balances. Losses related to IDT's equity interest in Clear Logic were zero for the first six months of fiscal 2001, compared to $5.9 million during the first six months of fiscal 2000. Offsetting these fiscal 2001 increases in interest income and other net, were special items in fiscal 2000, including the $19.6 million x86-related gain discussed above and a gain of $4.6 million on the sale of the Company's closed San Jose fabrication facility in Q1 2000.

TAXES

    The Company's effective tax rates for Q2 2001, Q1 2001 and Q2 2000 were 16.5%, 20% and 5% respectively. The decrease in the effective rate from Q1 2001 to Q2 2001 was the result of the application of a 15% tax rate to the QED investment gain in Q2 2001. The Company expects its effective rate to be 20% for the remaining two quarters of fiscal 2001, but if profits differ significantly from planned levels, the tax rate could change. The Company expects that during fiscal 2001, it will consume substantially all of its available carried forward tax losses and available tax credits. Therefore, the effective tax rate for fiscal 2002 and beyond is expected to increase.

    The effective tax rates for the first six months of fiscal 2001 and the first six months of 2000 were 17.2% and 5%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

    Total cash and cash equivalents and short- and long-term investments, excluding IDT's equity investment in PMC, increased by $139.8 million from July 2, 2000 to October 1, 2000. From April 2, 2000 to October 1, 2000, the increase was $232.3 million.

    The Company generated $259.6 million in cash from operating activities during the first six months of fiscal 2001, compared to $114.9 million during the same period in fiscal 2000. Increases in cash flows during fiscal 2001 related to higher net income and growth in payables, in deferred income on shipments to distributors, and in income taxes payable. These items were partially offset by the QED investment gain, for which no cash was realized, and by increases in the level of accounts receivable.

    During the first six months of fiscal 2001, the Company's net cash used for investing activities was $193.9 million. Uses of cash during this period included $144.0 million, net, related to purchases of investments and $51.1 million for capital expenditures. For the first six months of fiscal 2000, net purchases of investments and capital expenditures totaled $25.7 million and $38.8 million, respectively. In Q1 2000, the Company received $27.5 million in proceeds from sales of property, plant and equipment, consisting primarily of the sale of the San Jose, California fabrication facility.

    Financing activities provided $21.9 million during the first half of fiscal 2001 and $3.0 million during the first half of fiscal 2000. The increase in fiscal 2001 is primarily attributable to higher proceeds from employee stock option exercises and the absence of payments related to the repurchase and retirement of convertible subordinated notes, for which $3.3 million was used in Q1 2000.

    During Q1 2001, substantially all holders of the Company's convertible subordinated notes converted their notes into common stock.  As a result, the Company issued 6.3 million shares and recorded $183.4 million, including $4.3 million in previously accrued interest, as stockholders' equity.

    IDT's capital budget for fiscal 2001 is approximately $140 million, including $10 million for manufacturing equipment which the Company plans to acquire under new operating leases. IDT plans to finance its capital purchases primarily through cash generated from operations and existing cash and investments. The Company may also investigate other financing alternatives, depending on whether available terms are favorable to the Company.

    The Company believes that existing cash and cash equivalents, cash flow from operations and credit facilities that might be available to the Company will be sufficient to meet its working capital and anticipated capital expenditure requirements through the remainder of fiscal 2001 and 2002. However, there can be no assurance that the Company will not be required to seek other financing sooner or that such financing, if required, will be available on terms satisfactory to the Company. If the Company is required to seek other financing, the unavailability of financing on terms satisfactory to IDT could have a material adverse effect on the Company.

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

    In addition, many of these factors also impact the recoverability of the cost of manufacturing, tax and other assets. As business conditions change, future writedowns or abandonment of these assets may occur. Also, the Company ships a substantial portion of its products throughout each quarter. If anticipated shipments in any month do not occur, IDT's operating results for that quarter could be harmed. Further, IDT may be unable to compete successfully in the future against existing or potential competitors, and IDT's operating results could be harmed by increased competition. IDT's operating results are also impacted by changes in overall economic conditions, both domestically and abroad. Should economic conditions deteriorate, domestically or overseas, the Company's sales and business results would be harmed.

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

Demand for IDT's Products Depends on Demand in the Communications, and to a Lesser Extent, Computer Markets.

    The majority of the Company's products are incorporated into customers' systems in data networking, wireless telecommunications, and other communications applications. A percentage of the Company's products, including its high-performance logic components, serve in customers' computer storage, computer-related, and other applications. Customer applications for the Company's products have historically been characterized by rapid technological change and significant fluctuations in demand. Demand for most IDT products, and therefore potential increases in revenue, depends upon growth in the communications market, particularly in the data networking and wireless telecommunications infrastructure markets and, to a lesser extent, the computer-related markets. Any slowdown in these communications or computer-related markets could materially adversely affect IDT's operating results. In addition, when all channels of distribution are considered, one customer in the communications market represents more than 10% of the Company's total revenues.

IDT's Product Manufacturing Operations are Complex and Subject to Interruption

    From time to time, IDT has experienced production difficulties, including reduced manufacturing yields or products that do not meet IDT's or its customers' specifications, that have caused delivery delays and quality problems. While production delivery delays have been infrequent and generally short in duration, the Company could experience manufacturing problems, capacity constraints and/or product delivery delays in the future as a result of, among other things, complexity of manufacturing processes, changes to its process technologies (including die size reduction efforts), and ramping production and installing new equipment at its facilities.

    IDT has wafer fabrication facilities located in Hillsboro, Oregon and Salinas, California. Substantially all of IDT's revenues are derived from products manufactured at facilities which are exposed to the risk of natural disasters, including earthquakes. Approximately 60% of IDT's total revenues are derived from products manufactured at its fabrication facility in Salinas, which is located near major earthquake faults. If IDT were unable to use its facilities, as a result of a natural disaster, or otherwise, IDT's operations would be materially adversely affected until the Company was able to obtain other production capability. IDT does not carry earthquake insurance on its California facilities or related to its business operations, as adequate protection is not offered at economically justifiable rates.

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

International Operations Add Increased Volatility to IDT's Operating Results

    A substantial percentage of IDT's revenues are derived from non-U.S. sales, as summarized below:

Percentage of total revenues

	First six months of fiscal 2001	Twelve months fiscal 2000	Twelve months fiscal 1999
United States	59%	62%	63%
Asia Pacific	11%	10%	10%
Japan	12%	11%	8%
Europe	18%	17%	19%

Total	100%	100%	100%

    In addition, IDT's offshore assembly and test operations incur payroll, facilities and other expenses in local currencies. Accordingly, movements in foreign currency exchange rates can impact IDT's cost of goods sold, as well as both pricing and demand for its products. IDT's offshore operations and export sales are also subject to risks associated with foreign operations, including:

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

IDT is Exposed to Fluctuations in the Market Price of its Investment in PMC-Sierra, Inc.

    The Company's investment portfolio formerly included common shares of Quantum Effect Devices, Inc. (QED). In August 2000, PMC-Sierra Inc. (PMC) completed a merger with QED. As a result of the merger, the Company exchanged its QED shares for common shares of PMC and recognized a pretax, unrealized gain of $240.9 million during the second quarter of fiscal 2001. The common shares of PMC are highly volatile. Also, in connection with the merger, the Company entered into an affiliate agreement which prohibited IDT from selling or hedging its QED or PMC holdings until PMC publicly announced financial results covering at least 30 days of combined operations of PMC and QED. PMC announced such results on October 12, and the Company subsequently sold a portion of its PMC holdings. The amount of income and cash flow that IDT ultimately realizes from this investment in future periods may vary materially from the previously recognized gain and the current unrealized amount.

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

PART II OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On September 22, 2000, the Company held its 2000 Annual Meeting of Stockholders. On the record date of July 26, 2000, 104,102,707 shares of the Company's Common Stock were issued, outstanding and entitled to vote. Tabulated proxies at the meeting represented 94,487,779, or 90.8%, of the total eligible shares. Voting results of the proposals presented, which were all approved by the stockholders, are summarized below:

    (1) Proposal I—To elect one Class I director for a term to expire at the 2003 Annual Meeting of Stockholders:

Name	Votes For	Authority Withheld
Jerry G. Taylor	93,665,030	822,749

    (2) Proposal II—To approve an amendment to the Company's 1994 Stock Option Plan to extend the term of the Plan from May 3, 2004 to July 26, 2010:

Votes For	Votes Against	Votes Abstained	Broker Non-Vote
46,206,122	30,744,204	275,452	17,262,001

    (3) Proposal III—To approve an amendment to the Company's Certificate of Incorporation to increase the authorized number of shares issuable by the Company from 210,000,000 to 360,000,000.

Votes For	Votes Against	Votes Abstained
90,679,551	3,742,169	66,059

    (4) Proposal IV—To ratify the appointment of PricewaterhouseCoopers LLP as independent accountants of the Company for fiscal 2001:

Votes For	Votes Against	Votes Abstained
94,381,729	47,580	58,470

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) The following exhibits are filed herewith:

Exhibit No.	Description
3.1	Restated Certificate of Incorporation.
10.1	Amendment to the 1994 Stock Option Plan.
27	Financial Data Schedule.

    (b) Reports on Form 8-K:

    No reports have been filed on Form 8-K during this quarter.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRATED DEVICE TECHNOLOGY, INC.
Date: November 13, 2000	By:	/s/ JERRY G. TAYLOR Jerry G. Taylor President and Chief Executive Officer (duly authorized officer)
Date: November 13, 2000	By:	/s/ ALAN F. KROCK Alan F. Krock Vice President, Chief Financial Officer (principal accounting officer)

FIN-10Q-00100

QuickLinks

  PART I FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  PART II OTHER INFORMATION
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES