Form 10-Q
period 2000-12-31
INTEGRATED DEVICE TECHNOLOGY INC
filed 2001-02-12
CIK 703361

QuickLinks -- Click here to rapidly navigate through this document

FORM 10-Q

(Mark one)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2000

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The number of outstanding shares of the registrant's Common Stock, $.001 par value, as of January 26, 2001, was approximately 106,850,800.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three months ended		Nine months ended
	Dec. 31, 2000	Dec. 26, 1999	Dec. 31, 2000	Dec. 26, 1999
Revenues	$278,889	$176,698	$778,892	$504,223
Cost of revenues	107,158	91,488	311,150	266,346
Restructuring, asset impairment and other	—	(3,783)	—	(3,783)

Gross profit	171,731	88,993	467,742	241,660

Operating expenses:
Research and development	32,922	26,397	95,678	81,879
Selling, general and administrative	31,947	28,702	96,220	87,964
Merger expenses	—	—	—	4,840

Total operating expenses	64,869	55,099	191,898	174,683

Operating income	106,862	33,894	275,844	66,977
Gain (losses) on equity investments	(11,938)	—	228,932	—
Interest expense	(512)	(3,424)	(2,659)	(10,567)
Interest income and other, net	14,426	2,405	33,518	27,986

Income before income taxes	108,838	32,875	535,635	84,396
Provision for income taxes	19,428	1,644	92,744	4,220

Net income	$89,410	$31,231	$442,891	$80,176

Basic net income per share	$0.84	$0.34	$4.27	$0.89
Diluted net income per share	$0.80	$0.31	$4.01	$0.83
Weighted average shares:
Basic	105,977	91,571	103,628	89,809
Diluted	111,581	99,630	110,434	97,100

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED; IN THOUSANDS)

	Dec. 31, 2000	Apr. 2, 2000
ASSETS
Current assets:
Cash and cash equivalents	$410,641	$372,606
Equity investments	55,637	223,906
Other short-term investments	324,400	49,439
Accounts receivable, net	124,160	90,957
Inventories, net	74,044	72,279
Deferred tax assets	67,313	22,423
Prepayments and other current assets	23,115	18,207

Total current assets	1,079,310	849,817
Property, plant and equipment, net	284,722	260,107
Long-term investments	74,331	—
Other assets	52,244	52,258

TOTAL ASSETS	$1,490,607	$1,162,182

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$63,696	$37,294
Accrued compensation and related expenses	58,507	28,530
Deferred income on shipments to distributors	104,407	74,585
Income taxes payable	89,724	3,938
Other accrued liabilities	57,269	42,539

Total current liabilities	373,603	186,886
Convertible subordinated notes, net	—	179,550
Deferred tax liabilities	22,423	22,423
Other liabilities	78,918	92,172

Total liabilities	474,944	481,031
Stockholders' equity:
Preferred stock	—	—
Common stock and additional paid-in capital	638,647	421,881
Treasury stock	(36,333)	—
Retained earnings	482,539	39,648
Accumulated other comprehensive income (loss)	(69,190)	219,622

Total stockholders' equity	1,015,663	681,151

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,490,607	$1,162,182

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED; IN THOUSANDS)

	Nine Months Ended
	Dec. 31, 2000	Dec. 26, 1999
OPERATING ACTIVITIES:
Net income	$442,891	$80,176
Adjustments:
Depreciation and amortization	67,904	66,610
Gain on sale of property, plant and equipment	(780)	(11,815)
Gain on equity investments, net	(228,932)	—
Changes in assets and liabilities:
Accounts receivable	(33,203)	(28,667)
Inventories	(1,765)	(10,611)
Prepayments and other assets	(5,310)	10,751
Accounts payable	26,402	8,675
Accrued compensation and related expenses	29,977	6,246
Deferred income on shipments to distributors	29,822	17,690
Deferred licensing revenue	—	32,033
Income taxes payable	85,786	1,329
Other accrued liabilities	(230)	(14,561)

NET CASH PROVIDED BY OPERATING ACTIVITIES	412,562	157,856

INVESTING ACTIVITIES:
QSI net cash used during the period from October 1, 1998 to March 31, 1999	—	(1,146)
Purchases of property, plant and equipment	(93,068)	(65,117)
Proceeds from sales of property, plant and equipment	1,387	43,869
Purchases of investments	(562,125)	(159,614)
Proceeds from sales of investments	291,061	19,849

NET CASH USED FOR INVESTING ACTIVITIES	(362,745)	(162,159)

FINANCING ACTIVITIES:
Issuance of common stock, net	33,330	28,689
Repurchase of common stock, net	(36,333)	—
Payments on capital leases and other debt	(8,779)	(15,316)

NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(11,782)	13,373

Net increase in cash and cash equivalents	38,035	9,070
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	372,606	144,598

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$410,641	$153,688

Supplemental schedule of non-cash activities:
Conversion of subordinated notes to equity	$183,436	—

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

    These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended April 2, 2000. The results of operations for the three- and nine-month periods ended December 31, 2000 are not necessarily indicative of the results to be expected for the full year.

    Certain reclassifications have been made to prior-period balances, none of which affected the Company's financial position or results of operations, to present the financial statements on a consistent basis.

Note 2—Earnings Per Share

    Basic and diluted net income per share are computed using weighted-average common shares outstanding in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." Diluted net income per share also includes the effect of stock options. The following table sets forth the computation of basic and diluted net income per share:

	Three months ended		Nine months ended
(in thousands except per share amounts)	Dec. 31, 2000	Dec. 26, 1999	Dec. 31, 2000	Dec. 26, 1999
Basic:
Net income (numerator)	$89,410	$31,231	$442,891	$80,176

Weighted average shares outstanding (denominator)	105,977	91,571	103,628	89,809

Net income per share	$0.84	$0.34	$4.27	$0.89

Diluted:
Net income (numerator)	$89,410	$31,231	$442,891	$80,176

Weighted average shares outstanding	105,977	91,571	103,628	89,809
Net effect of dilutive stock options	5,604	8,059	6,806	7,291

Total shares (denominator)	111,581	99,630	110,434	97,100

Net income per share	$0.80	$0.31	$4.01	$0.83

    Total stock options outstanding, including antidilutive options, were 14.0 million and 17.5 million at December 31, 2000 and December 26, 1999, respectively. The Company's convertible debt was not dilutive in any of the periods presented.

Note 3—Comprehensive Income

    The components of comprehensive income were as follows:

	Three months ended		Nine months ended
(in thousands)	Dec. 31, 2000	Dec. 26, 1999	Dec. 31, 2000	Dec. 26, 1999
Net income	$89,410	$31,231	$442,891	$80,176
Currency translation adjustments	(292)	12	1,598	1,185
Gains on equity securities, net	—	—	(223,906)	—
Unrealized losses on available-for-sale investments	(52,555)	(788)	(66,504)	(1,330)

Comprehensive income	$36,563	$30,455	$154,079	$80,031

    The components of accumulated other comprehensive income were as follows:

(in thousands)	Dec. 31, 2000	Apr. 2, 2000
Cumulative translation adjustments	$(1,464)	$(3,062)
Unrealized gain (loss) on available-for-sale investments	(67,726)	222,684

	$(69,190)	$219,622

Note 4—New Accounting Pronouncements

    The Company is required to adopt SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, as of the beginning of fiscal 2002. The Company currently does not expect any material effects on its results of operations from adoption of this standard but cannot determine the impact on its financial position at this time.

    In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions Involving Stock Compensation," which was effective July 1, 2000. FIN 44 addresses issues relating to stock-based compensation, including the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequences of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. The adoption of this interpretation did not have a material effect on the Company's financial position or results of operations.

    In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles (GAAP) to revenue recognition. The Company is required to adopt SAB 101 in the fourth quarter of fiscal 2001 but currently does not expect any material effects on its financial position or results of operations.

Note 5—Redemption of Convertible Subordinated Notes

    In April 2000, the Company called for redemption of its 5.5% Convertible Subordinated Notes (Notes), effective May 15, 2000. Substantially all holders elected to convert their Notes into shares of the Company's common stock. As a result of the conversion, shares outstanding increased by approximately

6.34 million and stockholders' equity increased by $183.4 million in the first quarter of fiscal 2001. The Company paid $0.4 million to holders who selected the cash option.

    During the first nine months of fiscal 2001, interest and other expenses attributable to the Notes totaled $0.8 million, net of taxes. During the first nine months of fiscal 2000, these expenses were $7.2 million, net of taxes.

Note 6—Inventories, Net

    Inventories, net, consisted of the following:

(in thousands)	Dec. 31, 2000	Apr. 2, 2000
Raw materials	$9,671	$6,102
Work-in-process	41,384	43,632
Finished goods	22,989	22,545

	$74,044	$72,279

Note 7—Gains (Losses) on Equity Investments

    In August 2000, PMC-Sierra, Inc. (PMC), completed a merger with Quantum Effect Devices, Inc. (QED). In connection with the merger, the Company received 1,082,620 shares of PMC common stock in exchange for its interest in QED. In the second quarter of fiscal 2001, the Company recorded a pretax net gain of $240.9 million based on the closing share price of PMC of $238.06 on the closing date of the merger.

    In the third quarter of fiscal 2001, the Company sold 375,000 of its PMC shares for an aggregate consideration of $76.5 million, representing an average selling price of $204.00 per share. The Company recorded a realized, pretax loss of $11.9 million in connection with the sale.

    Based on the change in the share price of PMC between the closing date of the merger ($238.06) and the end of the Company's third fiscal quarter ($78.63), the Company has also recorded an unrealized loss on its remaining investment in PMC. This $68.0 million loss, which is net of deferred taxes of $44.8 million, is included in accumulated other comprehensive income. The Company's PMC shares are classified as available-for-sale securities at December 31, 2000.

Note 8—Industry Segments

    The Company operates in two segments: (1) Communications and High-Performance Logic and (2) SRAMs and Other. The Communications and High-Performance Logic segment includes integrated communications memories, communications applications-specific standard products (ASSPs), integrated and standalone RISC microprocessors, and high-performance logic and clock management devices. The SRAMs and Other segment consists mainly of high-speed SRAMs.

    During the nine months ended December 26, 1999, the Company also operated in a third segment, x86 Microprocessors. In the second quarter of fiscal 2000, the Company completed the sale of x86 intellectual property and its Centaur design subsidiary. The Company wound down the operations of its x86 business during the remainder of fiscal 2000 and does not expect any x86 Microprocessor segment revenues in fiscal 2001.

    The tables below provide information about these segments for the three- and nine-month periods ended December 31, 2000 and December 26, 1999:

Revenues by Segment
(in thousands)

	Three months ended		Nine months ended
	Dec. 31, 2000	Dec. 26, 1999	Dec. 31, 2000	Dec. 26, 1999
Communications and High-Performance Logic	$182,127	$123,855	$526,839	$356,978
SRAMs and Other	96,762	49,524	252,053	137,905
x86 Microprocessors	—	3,319	—	9,340

Total consolidated revenues	$278,889	$176,698	$778,892	$504,223

Profit (loss) by Segment
(in thousands)

	Three months ended		Nine months ended
	Dec. 31, 2000	Dec. 26, 1999	Dec. 31, 2000	Dec. 26, 1999
Communications and High-Performance Logic	$80,449	$32,872	$222,067	$83,695
SRAMs and Other	26,413	(2,322)	53,777	(10,406)
x86 Microprocessors	—	(439)	—	(10,095)
Restructuring charges, asset impairment and other	—	3,783	—	3,783
Interest income and other	2,488	2,405	262,450	27,986
Interest expense	(512)	(3,424)	(2,659)	(10,567)

Income before income taxes	$108,838	$32,875	$535,635	$84,396

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    All references are to the Company's fiscal quarters ended December 31, 2000 ("Q3 2001"), October 1, 2000 ("Q2 2001") and December 26, 1999 ("Q3 2000"), unless otherwise indicated. Quarterly financial results may not be indicative of the financial results of future periods.

All non-historical information contained in this discussion and analysis constitutes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are not guarantees of future performance and involve a number of risks and uncertainties, including but not limited to: operating results; new product introductions and sales; competitive conditions; capital expenditures and resources; manufacturing capacity utilization, customer demand and inventory levels; intellectual property protection; and the risk factors set forth below in the section "Factors Affecting Future Results." Future results may differ materially from such forward-looking statements as a result of such risks. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof.

Forward-looking statements which are based on management's current expectations include the statements related to revenues and gross profit, R&D and SG&A expenses and activities, interest expense, interest income and other, taxes, capital spending and financing transactions, as well as statements regarding successful development and market acceptance of new products, industry and overall economic conditions and demand, and capacity utilization.

RESULTS OF OPERATIONS

REVENUES

    Revenues for Q3 2001 were $278.9 million, an increase of $10.1 million and $102.2 million compared to Q2 2001 and Q3 2000, respectively.

The increase in quarterly revenues for Q3 2001 compared to Q2 2001 is due primarily to generally higher average selling prices (ASPs), partially offset by lower unit volumes. Generally, the average price per unit sold for Communications and High-Performance Logic products is determined by the mix of units sold, while the average selling prices of SRAM and Other products are determined by both the mix of products sold and the prevailing market prices for multiple-sourced SRAM memory products.

The increase in quarterly revenues for Q3 2001 compared to Q3 2000 was due to higher ASPs and higher volumes of products in both the Communications and High-Performance Logic and SRAM and Other segments. The increase in unit volumes for IDT's Communications and High-Performance Logic products in Q3 2001 is attributable to the introduction of new products primarily for data networking and wireless communications infrastructure markets, as well as continued high levels of demand for existing products from customers in these and other markets. The increase in unit volumes for IDT's SRAM and Other segment reflects continuing high levels of demand during Q3 2001 for these industry-standard products.

Improvements in the mix of products sold, and in the level of demand for industry standard SRAM products related to available supply, resulted in a higher average selling price in Q3 2001 compared to both Q2 2001 and Q3 2000. The Company currently utilizes substantially all of its available manufacturing capacity and has not added incremental capacity to support future growth of revenues associated with its SRAM and Other segment. Over time, revenues from the sale of products in the SRAM and Other segment are expected to decline, as the Company intends to prioritize the allocation of manufacturing capacity to its Communications and High-Performance Logic products.

    Revenues for the first nine months of fiscal 2001 were $778.9 million, an increase of $274.7 million compared to the first nine months of fiscal 2000. Revenues for Q2 2000 included $8.5 million related to a cross license agreement with Intel Corporation (Intel). Excluding this amount from fiscal 2000 revenues, revenues for the first nine months of fiscal 2001 increased by $283.1 million compared to the same period in fiscal 2000. The increase in revenues for the nine-month period is generally attributable to the same factors cited above to explain the year-to-year increase in quarterly revenues.

    The Company believes that product revenues could be essentially flat in Q4 2001 compared to Q3 2001 but will likely decline slightly. The Company would attribute any decline in revenues primarily to general economic conditions associated with the communications infrastructure markets served by the Company's customers. Generally, the Company's customers appear to be reducing the levels of semiconductor component inventories that they carry, in response to lower overall growth rates currently achievable in their own end-markets. The Company expects that once its customers have completed these inventory level adjustments, growth in revenues associated with IDT's Communications and High-Performance Logic products will resume at rates similar to underlying growth rates in the markets that the Company serves. Consistent with the Company's plan to reduce revenues associated with its SRAM and Other segment, SRAM revenues are expected to decline in Q4 2001.

GROSS PROFIT

    Gross profit for Q3 2001 was $171.7 million, compared to $162.6 million and $89.0 million in Q2 2001 and Q3 2000, respectively. Gross margin for Q3 2001 was 61.6%, compared to 60.5% and 50.4% for Q2 2001 and Q3 2000, respectively. Excluding a benefit associated with reversals of restructuring, asset impairment and other costs, gross margin in Q3 2000 was 48.5%.

    Factors that contributed to the improved gross margin in Q3 2001 include: higher unit volumes, increased manufacturing capacity utilization, improved mix within Communications and High-Performance Logic products, higher SRAM product pricing, and continued manufacturing cost control. Average gross margin for products within the SRAM and Other segment remains significantly below the Company's overall gross margin.

    Manufacturing spending is expected to increase in absolute dollar terms in Q4 2001 and, depending on revenue levels, the Company's gross margin percentage may decline slightly. Depending on business conditions and the customer inventory adjustments described above, and assuming that the Company executes its strategy to reduce the percentage of its revenues derived from the SRAM and Other product segment, the Company believes that further improvements in gross margin are likely once revenue growth resumes for IDT's Communications and High-Performance Logic products.

    Gross profit for the first nine months of fiscal 2001 was $467.7 million; for the first nine months of fiscal 2000, gross profit was $241.7 million. Gross margin was 60.1% and 47.9% for the first nine months of fiscal 2001 and the first nine months of fiscal 2000, respectively. On an operating basis (excluding fiscal 2000 revenue and related costs associated with the Intel cross license and benefits related to restructuring and asset impairment), gross margin was 46.5% for the first nine months of fiscal 2000. The increase in gross margin for the nine-month period is generally attributable to the same factors cited above to explain the increase in gross margin that occurred in Q3 2001.

RESEARCH AND DEVELOPMENT

    For Q3 2001, research and development ("R&D") expenses were essentially flat in comparison to Q2 2001. Compared to Q3 2000, Q3 2001 expenses increased by $6.5 million. The increase in year-to-year spending was primarily attributable to higher costs for communications product development and process development activities. Personnel-related expenditures (including profit-dependent expenses), manufacturing costs allocated to product and process development, and spending on outside design services accounted for much of the increase. As a percentage of revenues, R&D expenses were 11.8% in Q3 2001, compared to 12.3% and 14.9% in Q2 2001 and Q3 2000, respectively.

    Current R&D activities include enhancing IDT's families of integrated products such as FIFOs and multi-ported communications products; expanding IDT's offerings of networking and switching products; developing a new family of RISC-based processors which integrate networking functions; broadening IDT's high-performance logic and clock product portfolios; and expanding two new families of integrated communications products targeted at improving customers' router system performance and providing gateways for voice traffic over the internet. Additionally, IDT is developing advanced manufacturing process technologies, including 0.15-micron semiconductor fabrication techniques. These process technologies are designed to enable performance advantages and to support higher production volumes of integrated circuits and the continued growth of IDT's communications products. Related to these initiatives, research and development spending is expected to increase in future periods, both in absolute dollar terms and as a percentage of revenue.

    For the first nine months of fiscal 2001, R&D expenses increased by $13.8 million, to $95.7 million, compared to the same period in fiscal 2000. Spending increased for product, process, and applications R&D to support the Communications and High-Performance Logic segment and, to a lesser extent, the SRAM and Other segment. The spending growth included higher personnel and profit-dependent costs, increased expenditures on contract design services, and higher cost allocations to R&D from the Company's manufacturing infrastructure related to new product introductions. These factors were partially offset by reduced spending related to discontinued Centaur x86 processor development.

SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general and administrative ("SG&A") expenses were essentially flat for Q3 2001 compared to Q2 2001. As a percentage of revenues, SG&A expenses were 11.5% in Q3 2001, compared to 12.0% and 16.2% in Q2 2001 and Q3 2000, respectively.

    Compared to Q3 2000, SG&A expenses for Q3 2001 increased by $3.2 million. The increase relates primarily to higher personnel and selling costs, including revenue- and profit-dependent expenses. The Company expects that SG&A spending will remain essentially flat in absolute dollar terms during Q4 2001. As revenues increase, however, the Company expects higher SG&A spending, due to increased variable selling costs and other revenue- and profit-dependent expenses.

    For the first nine months of fiscal 2001, SG&A expenses increased by $8.3 million. Profit-dependent personnel expenses were the largest factor in the increase.

MERGER EXPENSES

    In Q1 2000, the Company incurred $4.8 million in expenses related to its merger with Quality Semiconductor, Inc. (QSI), including $4.6 million in severance and employee retention costs.

GAINS AND LOSSES ON EQUITY INVESTMENTS

    During Q2 2001, as a result of the merger between PMC and QED, the Company exchanged its QED shares for shares of PMC. As required by current accounting standards, the Company recorded a pretax net gain of $240.9 million based on the difference between the $238.06 closing share price of PMC on August 24, 2000, the date of the merger (see Note 7) and the Company's prior carrying value for each QED share, which was zero.

    During Q3 2001, the Company sold 375,000 of its PMC shares, receiving $76.5 million in proceeds and recognizing a pretax net loss of $11.9 million. The Company continues to hold 707,620 shares of PMC with a basis of $238.06 per share. On January 26, 2001, the closing share price of PMC was $74.00, compared to $78.63 on December 31, 2000. The Company will continue to evaluate the PMC investment to determine whether there has been an other-than-temporary impairment. In the future, if it is determined that such an impairment has occurred, the Company will record a write-down in its Statements of Operations.

INTEREST EXPENSE

    During Q1 2001, the Company converted substantially all of its 5.5% Convertible Subordinated Notes (Notes) to common stock (see Note 5). Due to the conversion of the Notes, interest expense for Q3 2001 decreased by $2.9 million compared to Q3 2000. For the first nine months of fiscal 2001, interest expense decreased by $7.1 million compared to the same period in fiscal 2000, also mainly due to the conversion of the Notes. Interest expense was essentially flat in Q3 2001 compared to Q2 2001. The Company's remaining interest-bearing liabilities consist mainly of secured equipment financing agreements, which amortize over the term of the agreements, and a mortgage.

INTEREST INCOME AND OTHER, NET

    Interest income and other, net, was $14.4 million in Q3 2001, an increase of $3.3 million and $12.0 million compared to Q2 2001 and Q3 2000, respectively. Interest income was $14.0 million in Q3 2001, rising by $3.8 million and $8.3 million over Q2 2001 and Q3 2000, respectively, due mainly to higher average investment balances. In addition, interest income and other, net, for Q3 2000 included $2.8 million in losses related to IDT's equity interest in Clear Logic, Inc. This investment was fully amortized in fiscal 2000 and the Company has recorded no additional losses during fiscal 2001.

    For the first nine months of fiscal 2001, interest income and other, net, increased by $5.5 million compared to the same period in fiscal 2000. Interest income was $18.0 million higher for the first nine months of fiscal 2001 compared to the same period in 2000, due primarily to higher average investment balances. As noted above, no losses related to IDT's equity interest in Clear Logic were recorded in fiscal 2001; such losses totaled $8.7 million for the first nine months of fiscal 2000. In addition, results for Q2 2000 included a loan provision related to an investee company. These factors were partially offset by other special items in fiscal 2000, including a $19.6 million gain related to the sale of IDT's x86 design subsidiary and related intellectual property and a gain of $4.6 million on the sale of the Company's closed San Jose fabrication facility in Q1 2000.

TAXES

    The Company's effective tax rates for Q3 2001 and Q3 2000 were 17.9% and 5% respectively. The effective rate of 17.9% for Q3 2001 was the result of the application of rates of 39.7% and 20% to the loss on sale of PMC equity securities and all other taxable income, respectively. The Company expects its effective rate to be 20% for the fourth quarter of fiscal 2001, but if profits differ significantly from planned levels, the tax rate could change.

    The Company expects that during fiscal 2001, it will consume substantially all of its available carried forward tax losses and available tax credits. Therefore, the effective tax rate for fiscal 2002 and beyond is expected to increase significantly.

    The effective tax rates for the first nine months of fiscal 2001 and the same period in fiscal 2000 were 17.3% and 5%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

    Total cash and cash equivalents and short- and long-term investments, excluding IDT's equity investment in PMC, increased by $155.0 million from October 1, 2000 to December 31, 2000. From April 2, 2000 to December 31, 2000, the increase was $387.3 million.

    The Company generated $412.6 million in cash from operating activities during the first nine months of fiscal 2001, compared to $157.9 million during the same period in fiscal 2000. Increases in cash flows during fiscal 2001 related to higher net income and growth in income taxes payable, accrued compensation, deferred income on shipments to distributors, and accounts payable. These items were partially offset by the Q2 2001 unrealized PMC investment gain and by increases in the level of accounts receivable.

    During the first nine months of fiscal 2001, the Company's net cash used for investing activities was $362.7 million. Uses of cash during this period included $271.1 million, net, related to purchases of investments and $93.1 million for capital expenditures. For the first nine months of fiscal 2000, net purchases of investments and capital expenditures totaled $139.8 million and $65.1 million, respectively. In Q1 2000, the Company received $27.5 million in proceeds from sales of property, plant and equipment, consisting primarily of the sale of the San Jose, California fabrication facility.

    Financing activities used $11.8 million and provided $13.4 million during the first nine months of fiscal 2001 and fiscal 2000, respectively. During Q3 2001, the Company repurchased 1.2 million of its shares at an aggregate cost of $36.3 million, more than offsetting proceeds from issuance of common stock.

    During Q1 2001, substantially all of the Company's convertible subordinated notes were converted into common stock. As a result, the Company issued 6.3 million shares and recorded $183.4 million, including $4.3 million in previously accrued interest, as stockholders' equity.

    IDT's capital budget for fiscal 2002 is approximately $110 million. IDT plans to finance its capital purchases primarily through cash generated from operations and existing cash and investments. The Company may also investigate other financing alternatives, depending on whether available terms are favorable to the Company.

    The Company believes that existing cash and cash equivalents, cash flow from operations and available credit facilities will be sufficient to meet its planned working capital and capital expenditure requirements through the remainder of fiscal 2001 and 2002. However, there can be no assurance that the Company will not be required to seek other financing. If the Company is required to seek other financing, the unavailability of financing on terms satisfactory to IDT could have a material adverse effect on the Company.

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

  •
  fluctuations in manufacturing yields;

  •
  changes in the mix of products sold;

  •
  availability and costs of raw materials, and of foundry and other manufacturing services;

  •
  the cyclical nature of the semiconductor industry and industry-wide wafer processing capacity;

  •
  economic conditions in various geographic areas;

  •
  changes in demand for the Company's products in the market it serves; and

  •
  costs associated with other events, such as underutilization or expansion of production capacity, intellectual property disputes, or other litigation.

    In addition, many of these factors also impact the recoverability of the cost of manufacturing, tax and other assets. As business conditions change, future writedowns or abandonment of these assets may occur. Also, the Company ships a substantial portion of its products throughout each quarter. If anticipated shipments in any month do not occur, IDT's operating results for that quarter would be harmed. Further, IDT may be unable to compete successfully in the future against existing or potential competitors, and IDT's operating results could be harmed by increased competition. IDT's operating results are also impacted by changes in overall economic conditions, both domestically and abroad. Should economic conditions deteriorate, domestically or overseas, the Company's sales and business results would be harmed.

The Cyclicality of the Semiconductor Industry Exacerbates the Volatility of IDT's Operating Results

    The semiconductor industry is highly cyclical.

    Market conditions characterized by excess supply relative to demand and resultant pricing declines have occurred in the past and may occur in the future. Such pricing declines adversely affect IDT's operating results and force IDT and its competitors to modify their capacity expansion programs. As an example, in prior years a significant increase in manufacturing capacity allocated to industry standard SRAM components caused significant downward trends in pricing, which adversely affected IDT's gross margins and operating results. IDT is unable to accurately estimate the amount of worldwide production capacity dedicated to or planned for the industry-standard products, such as SRAM, that it produces. IDT's operating results can be adversely affected by such factors in the semiconductor industry as: a material increase in industry-wide production capacity; a shift in industry capacity toward products competitive with IDT's products; and reduced demand or other factors that may result in material declines in product pricing.

    Although IDT is attempting to reduce its dependence on revenue derived from the sale of industry-standard products, and while the Company seeks to carefully manage costs, these efforts may not be sufficient to offset the adverse effect the above or other industry related factors can have on the Company's results.

Demand for IDT's Products Depends on Demand in the Communications, and to a Lesser Extent, Computer Markets

    The majority of the Company's products are incorporated into customers' systems in data networking, wireless telecommunications, and other communications applications. A percentage of the Company's products, including its high-performance logic components, serve in customers' computer storage, computer-related, and other applications. Customer applications for the Company's products have historically been characterized by rapid technological change and significant fluctuations in demand. Demand for most IDT products, and therefore potential increases in revenue, depends upon growth in the communications market, particularly in the data networking and wireless telecommunications infrastructure markets and, to a lesser extent, the computer-related markets. Any slowdown in these communications or computer-related markets could materially adversely affect IDT's operating results. In addition, when all channels of distribution are considered, one customer in the communications market, Cisco Systems, Inc., represents more than 10% of the Company's total revenues.

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

    IDT has wafer fabrication facilities located in Hillsboro, Oregon and Salinas, California. Substantially all of IDT's revenues are derived from products manufactured at facilities which are exposed to the risk of natural disasters. Approximately 60% of IDT's total revenues are derived from products manufactured at its fabrication facility in Salinas, which is located near an active earthquake fault. If IDT were unable to use its facilities, as a result of a natural disaster, or otherwise, IDT's operations would be materially adversely affected until the Company was able to obtain other production capability. IDT does not carry earthquake insurance on its California facilities or related to its business operations, as adequate protection is not offered at economically justifiable rates.

    The primary energy source for IDT's manufacturing facilities is electric power. While IDT does maintain limited backup generating capability, the amount of electric power that IDT can generate on its own is insufficient to fully operate its facilities.

    IDT is dependent upon electric power generated by public utilities where it operates its manufacturing facilities. Utility power interruptions can occur at any time in any location. The Company has periodically experienced electrical power interruptions in the Philippines and California because utilities in these geographies have failed to provide adequate power infrastructure. While to date the Company has successfully mitigated the impact of these interruptions, prolonged power interruptions at any IDT location could have a significant adverse impact on the Company's business. IDT does not maintain insurance coverage that would mitigate the impact of power interruptions, because it does not believe that such coverage is available on cost-effective terms.

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

International Operations Add Increased Volatility to IDT's Operating Results

    A substantial percentage of IDT's revenues are derived from non-U.S. sales, as summarized below:

Percentage of total revenues

	First nine months of fiscal 2001	Twelve months fiscal 2000	Twelve months fiscal 1999
United States	59%	62%	63%
Asia Pacific	11%	10%	10%
Japan	12%	11%	8%
Europe	18%	17%	19%

Total	100%	100%	100%

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

    Contract pricing for raw materials used in the fabrication and assembly processes, as well as for subcontract assembly services, can also be impacted by currency exchange rate fluctuations. The Company also purchases certain semiconductor manufacturing tools, such as photolithography equipment, from overseas vendors. Such tools are typically quoted at a foreign-currency price, often equivalent to several million U.S. dollars per unit. Although the Company seeks to mitigate currency risks through the use of hedge instruments, currency exchange rate fluctuations can have a substantial impact on the net U.S.-dollar cost of these manufacturing tools to IDT.

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

IDT's Common Stock is Subject to Price Volatility

    IDT's common stock has experienced substantial price volatility. Such volatility may occur in the future, particularly as a result of quarter-to-quarter variations in the actual or anticipated financial results of IDT, other semiconductor companies, or customers. Announcements by IDT or its competitors regarding new product introductions may also lead to volatility. In addition, IDT's stock price can fluctuate due to price and volume fluctuations in the stock market, especially those that have affected technology stocks. IDT's product portfolio includes a mix of proprietary or limited-source products, and industry-standard or multiple-source products. IDT's products also employ a variety of semiconductor design technologies. Stock price volatility may also result from changes in perceptions about the various types of products IDT manufactures and sells.

IDT is Exposed to Fluctuations in the Market Price of its Investment in PMC-Sierra, Inc.

    In August 2000, PMC-Sierra Inc. (PMC) completed a merger with Quantum Effect Devices (QED). As a result of the merger, the Company exchanged its QED shares for PMC common stock and recognized a pretax, unrealized gain of $240.9 million during the second quarter of fiscal 2001. The common shares of PMC are highly volatile. During the third quarter of fiscal 2001, the Company sold a portion of its PMC holdings. The sale resulted in a realized, pretax loss of $11.9 million. The amount of income and cash flow that IDT ultimately realizes from this investment in future periods may vary materially from the previously recognized gain and the current unrealized amount.

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

  None.

  (b)
  Reports on Form 8-K:

  No
  reports have been filed on Form 8-K during this quarter.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRATED DEVICE TECHNOLOGY, INC.
Date: February 12, 2001	/s/ JERRY G. TAYLOR Jerry G. Taylor President and Chief Executive Officer (duly authorized officer)
Date: February 12, 2001	/s/ ALAN F. KROCK Alan F. Krock Vice President, Chief Financial Officer (principal accounting officer)

FIN-10Q-00031

QuickLinks

INTEGRATED DEVICE TECHNOLOGY, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE DATA)
INTEGRATED DEVICE TECHNOLOGY, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED; IN THOUSANDS)
INTEGRATED DEVICE TECHNOLOGY, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED; IN THOUSANDS)
SIGNATURES