Form 10-K
period 2001-04-01
INTEGRATED DEVICE TECHNOLOGY INC
filed 2001-06-29
CIK 703361

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Check One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the fiscal year ended April 1, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

Commission File No. 0-12695

INTEGRATED DEVICE TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-2669985
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2975 Stender Way, Santa Clara, California	95054
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (408) 727-6116

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
 Common Stock, $.001 par value 5.5%
Preferred Stock Purchase Rights
(Title of class)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was approximately $3,173,315,000 as of May 25, 2001, based upon the closing sale price of $44.10 per share on the Nasdaq National Market for that date. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    There were 105,817,000 shares of the Registrant's Common Stock issued and outstanding as of May 25, 2001.

DOCUMENTS INCORPORATED BY REFERENCE

    Items 10, 11, 12, and 13 of Part III incorporate information by reference from the Proxy Statement for the 2001 Annual Meeting of Stockholders.

PART I

    This report contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements involve a number of risks and uncertainties. These include, but are not limited to: operating results; new product introductions and sales; competitive conditions; capital expenditures and resources; manufacturing capacity utilization; customer demand and inventory levels; protection of intellectual property; and the risk factors set forth in the section "Factors Affecting Future Results." As a result of these risks and uncertainties, actual results could differ from those anticipated in the forward-looking statements. We undertake no obligation to publicly revise these statements for future events or new information after the date of this Annual Report on Form 10-K.

    Forward-looking statements, which are generally identified by words such as "anticipate," "expect," "plan," and similar terms, include the statements related to revenues and gross profit, research and development ("R&D") activities, selling, general, and administrative ("SG&A") expenses, interest expense, interest income and other, taxes, capital spending and financing transactions, as well as statements regarding successful development and market acceptance of new products, industry and overall economic conditions and demand, and capacity utilization.

    Trademark notice: IDT, QuickSwitch, SwitchStar and Zero Bus Turnaround are trademarks of Integrated Device Technology, Inc. The IDT logo and ZBT are registered trademarks of Integrated Device Technology, Inc. All other brand names and product names contained in this Annual Report are trademarks, registered trademarks or trade names of their respective holders.

ITEM 1. BUSINESS

    We design, develop, manufacture and market a broad range of high-performance semiconductor products. Applications for our products include: data networking and telecommunications equipment, such as routers, hubs, switches, cellular base stations and other devices; storage area networks (SANs); other networked peripherals and servers; and personal computers.

    We market our products on a worldwide basis primarily to OEMs (original equipment manufacturers) through a variety of channels, including a direct sales force, distributors, contract electronic manufacturers (CEMs), and independent sales representatives.

    We attempt to differentiate our products from competitors' offerings through advanced architectures and features designed to enhance the performance of our customers' systems, accelerate their product development cycles, and reduce their system costs. We fabricate substantially all of our semiconductor wafers using advanced CMOS (complementary metal oxide silicon) process technology in our own fabrication facilities. We assemble or package the majority of our products in manufacturing facilities that we own in Malaysia and the Philippines, where we also conduct product test operations.

    In the first quarter of fiscal 2002, we acquired Newave Semiconductor Corp. ("Newave"), a privately held designer and marketer of integrated circuits for the telecommunications markets. In fiscal 2000, we acquired Quality Semiconductor, Inc. ("QSI"). QSI had been engaged in the design, development and marketing of high-performance logic, timing, and networking semiconductor products.

    IDT was incorporated in California in 1980 and reincorporated in Delaware in 1987. The terms "the Company," "IDT," "our," "us" and "we" refer to Integrated Device Technology, Inc. and its consolidated subsidiaries.

PRODUCTS AND MARKETS

    We provide a broad portfolio of communications-oriented integrated circuits focused on delivering increased bandwidth for the converging global network. Our core competency is in the development and integration of processor, logic and advanced memory technologies into IC (integrated circuit) solutions that enhance network performance, maximize bandwidth, enable quality of service (QoS) or "network intelligence", and speed time to market. We offer approximately 1,100 devices in over 12,000 product configurations.

    We believe that network architectures which originated in data communications are, and will continue to be, the underlying technology of the converging network of data, voice and other information media. We plan to apply our expertise to both data-oriented applications and multi-service classes of equipment to address customer needs in the following market areas:

  •
  Enterprise/carrier infrastructure (routers, switches, private/public multi-service access switches)

  •
  Wireless infrastructure (GSM and GPRS base stations, and third generation or "3G" base stations)

  •
  Access networks (VoIP gateways that enable voice transmission over the internet; DSLAMs that facilitate broadband data transmission over traditional voice networks; customer premises equipment (CPE); and integrated access devices, or IADs)

  •
  Storage area networks (SANs)

    We operated in two business segments during the fiscal year ended April 1, 2001:

  •
  Communications and High-Performance Logic

  •
  SRAMs and Other

    The Communications and High-Performance Logic segment includes multi-port and FIFO products (semiconductors which integrate logic and memory technology), communications ASSPs (applications-specific standard products) and high-performance logic and clock-management products. The SRAMs (static random access memories) and Other segment is comprised mainly of high-speed SRAMs.

    During fiscal 2001, the Communications and High-Performance Logic and SRAMs and Other segments accounted for approximately 69% and 31%, respectively, of total IDT revenues of $991.8 million.

Communications and High-Performance Logic Segment

    This segment includes Communications Products, Communications ASSP's, and Logic and Clock Management Products.

    Communications Products.  Our communications products in this segment are either proprietary or have limited alternative sources of supply. These include FIFOs and multi-ports that offer high-performance features for enterprise networks, wireless infrastructure applications, and access networks.

    FIFOs:  FIFOs are used as rate buffers to transfer large amounts of data at high speeds between separate devices or pieces of equipment operating at different speeds within a system, when the order of the data to be transferred needs to be controlled. New families of FIFOs also perform data organizing functions such as adapting the width and speed of incoming data to system requirements.

    We develop products and technologies to help designers solve inter-chip communications problems such as rate matching, data buffering, bus matching and data prioritizing. We provide an extensive product portfolio with more than 250 synchronous, asynchronous and bi-directional FIFO offerings. Our families of 9-bit, 18-bit, 36-bit and 72-bit FIFOs are used in many networking and telecommunications system designs. We believe that our FIFOs provide the highest density (9-megabit), highest performance (225 MHz) and broadest feature sets currently commercially available.

    Multi-ports:  Multi-port products are used to speed data transfers and act as the link between multiple microprocessors and the same memory bank, or between microprocessors and peripherals.

Multiports are currently used primarily in SAN equipment such as RAID (Redundant Array of Independent Disks) controllers, and wireless communications and networking products, including switches and wireless base stations.

    Our portfolio consists of more than 100 types of asynchronous and synchronous dual-ports, FourPorts and bank-switchable dual-ports, including the highest-density (4-megabit), highest-performance (166 MHz) and widest word-width (36 bits) dual-ports currently in production.

    Communications ASSPs:  Communications ASSPs include telecom products, ATM (asynchronous transfer mode) switches and SARs, high-speed PHYs, communications processors, and IP co-processors.

    Telecom Products:  We offer a line of telecom products that includes time slot interchange (TSI) switches, transport (T1/E1) and voice-processing products. These products enable and accelerate the convergence of voice and data networks. Our telecom products are targeted at a variety of communications applications including voice-over-IP gateways, multi-service access switches, digital loop carrier (DLC) systems, central office switches and integrated access devices (IADs).

    ATM Switches and SARs:  Our SwitchStar™ switching chip set enables low-cost, high-performance cell-based switching. This two-chip set includes a switch controller and switch fabric memory, and along with a wide array of support devices, forms the core for a range of emerging access switch applications. We also develop segmentation and reassembly (SAR) controllers.

    PHYs:  We offer physical layer interface (PHY) devices for both ATM and Ethernet applications, focused on access network solutions at the 25-51 Mbps performance level.

    Communications Processors:  We offer a range of standalone and integrated communications processors and development tools. Going forward, our research and development efforts focus on integrated communications processors, which combine MIPS-based processor cores with a range of communications interface functions. We target these integrated processors at the highest-growth communications market segments, such as DSLAMs, residential gateways, small office/home office (SOHO) routers and Ethernet switches.

    IP Co-Processors:  We entered the IP co-processor market in fiscal 2001 with a custom IP (internet protocol) co-processor that Cisco Systems, Inc. ("Cisco") uses in its Catalyst family of multi-layer switches, including the Catalyst 6000 platform. Capitalizing on our expertise in integrating high-performance logic and memory, we introduced what was then the industry's fastest product combining CAM (content addressable memory) technology with a specialized, high-speed control interface. In May 2001, we announced our first standard product, designed to enable deep packet classification and packet forwarding in high-speed switches, routers and remote access concentrators (RACs).

    Logic and Clock Management Products.  Our product offerings fall into three groupings: high-performance interface logic, bus switch products, and clock management or timing products. We offer a broad range of high-performance, 3.3-volt CMOS logic interface products. Logic circuits control data communication between various elements of electronic systems, such as a microprocessor and a memory circuit. We offer logic circuits that support bus and backplane interfaces, memory interfaces and other applications where high speed and low power are critical. Our FCT, LVC, and ALVC families of logic components help solve inter-board communication problems in high-performance communications and computing equipment.

    We provide a range of high-performance bus switch products for solving circuit, bus and printed-circuit-board (PCB) interconnect problems for high-speed system designs. Our QuickSwitch™ products come in a variety of configurations to meet customer needs for low cost and high performance.

    Finally, we supply high-performance clock management products with approximately 50 devices in more than 320 speed and skew options to support a broad range of control functions within communications systems. Our portfolio includes low-output skew drivers and buffers, PLL-based devices, and programmable skew devices.

SRAMs and Other Segment

    SRAMs are memory circuits used for storage and retrieval of data during the operation of a communications or computing system. Unlike DRAMs (dynamic random access memories), SRAMs do not require electrical refresh of the memory contents to ensure data integrity, allowing them to operate at high speeds. SRAMs include substantially more circuitry than DRAMs, resulting in higher production costs for a given amount of memory, and generally command higher selling prices than the equivalent density traditional DRAM products. The market for SRAMs includes segments with differing demands for speed, power, density, organization and packaging.

    To provide SRAM products that meet the varying needs of our customers, we offer both synchronous and asynchronous 16K, 64K, 256K, 1-Mbit, 4-Mbit and 9-Mbit SRAMs in a number of speed, organization, power and packaging configurations. Our family of ZBT® (Zero Bus Turnaround™) SRAMs eliminate wait states between read and write cycles and are targeted at meeting the specific needs of our communications customers. A limited number of higher density SRAM products and products with additional features believed to be important to our data networking customers are in the development stage.

Customers

    We market and sell our products on a worldwide basis primarily to OEMs in our two business segments. Products in the Communications and High-Performance Logic segment are sold primarily to communications customers. Although products in the SRAMs and Other segment are general purpose in nature, we also supply the majority of our products in this segment to our communications customers. Customers often purchase products from more than one of our product families. No one OEM direct customer accounted for 10% or more of our revenues in fiscal 2001, 2000 or 1999. When considering sales through all sales channels, one end customer, Cisco, accounts, in aggregate, for more than 10% of our revenues. Because of limitations in the amount of end customer data made available to us by our CEM customers, we are not able to precisely determine the aggregate percentage of our sales which are attributable to Cisco. However, based upon the best available information, we estimate that end-customer sales to Cisco represented between 16-18% of our fiscal 2001 revenues.

Sales Channels

    We use a variety of sales channels, including a direct sales force, distributors, CEMs, and independent sales representatives. A significant percentage of our sales, including sales to Cisco and other large OEM customers, are through CEMs and distributors. One distributor, Avnet, Inc., represented 14%, 19% and 22% of net revenues for fiscal 2001, 2000 and 1999, respectively. One CEM, Solectron Corporation, represented 11% of our revenues in fiscal 2001.

    Our worldwide direct sales organization consisted of approximately 235 personnel at April 1, 2001, in 18 domestic and 14 international sales offices. These personnel are primarily responsible for marketing and sales in their respective locations. We also utilize three national distributors, Avnet, Inc., Arrow Electronics, Inc. and Insight Electronics, Inc., and several regional distributors in the United States. A significant portion of our export sales are made through international distributors in Europe, Asia Pacific and Japan.

    During fiscal 2001, 2000 and 1999, sales outside of North America accounted for approximately 42%, 38% and 37%, respectively, of our total revenues.

Manufacturing

    We believe that our internal wafer fabrication capability facilitates the implementation of advanced process technologies, particularly processes that optimize the integration of logic and memory within single silicon chips. We operate sub-micron wafer fabrication facilities in Hillsboro, Ore. and Salinas, Calif. The Hillsboro facility first contributed to revenues in fiscal 1997. The 245,000 square foot facility, which produces most of the wafers fabricated for our SRAMs and Other segment, contains a 70,000 square foot, eight-inch wafer fabrication line. The Salinas facility, which has been in production since fiscal 1986, includes a 24,000 square foot, six-inch wafer fabrication line. Most wafers for our Communications and High-Performance Logic segment are produced at the Salinas plant.

    In fiscal 2000, we acquired certain manufacturing assets as part of our merger with QSI, including a wafer fabrication facility located in Sydney, Australia ("the QSA Fab"). We completed the sale of surplus QSI manufacturing assets, including the QSA Fab, early in fiscal 2001. Wafer fabrication for most of the acquired QSI products has been transferred to our Salinas facility, although we continue to purchase a small number of wafers from the QSA Fab on an arms-length basis.

    We supplement our internal wafer fabrication capacity through relationships with subcontract wafer manufacturers, or foundries. We expect the percentage of our total wafer fabrication requirements provided by external foundries to increase in the future.

    We also operate two component assembly and test facilities, a 145,000 square foot facility in Penang, Malaysia and a 176,000 square-foot facility near Manila, the Philippines. Substantially all of our test operations and a significant portion of our assembly operations are performed at these two facilities. We also use subcontractors, principally in Korea, the Philippines and Malaysia, to perform certain assembly operations. Finally, in addition to this high-volume offshore assembly and test capability, we have the capacity for low-volume assembly in our Santa Clara, Calif. facilities as well as limited test capabilities in both Santa Clara and Salinas.

    We utilize proprietary CMOS silicon process technology permitting sub-micron geometries in our wafer fabrication facilities. The majority of our silicon production occurs using our 0.35-, 0.25- and 0.18-micron processes. We are expanding the use of our 0.18-micron CMOS processes in the Hillsboro facility. We continue to develop advanced versions of our 0.18 micron processes as well as processes below 0.18 microns.

    Our assembly and test activities and international subcontracting arrangements are subject to a number of risks associated with foreign operations (see "Factors Affecting Future Results").

Backlog

    Our backlog (which we define as all confirmed, unshipped orders) as of April 1, 2001 was approximately $168.6 million ($288.6 million as of April 2, 2000). We manufacture and market both products with limited or no second sources and industry-standard products. Sales are generally made pursuant to purchase orders, which are frequently revised by customers as their requirements change. We have also entered into master purchase agreements, which do not require minimum purchase quantities, with many of our OEM customers. We schedule product deliveries on receipt of purchase orders under the related OEM agreements. Generally, these purchase orders and OEM agreements, especially those for standard products, also allow customers to reschedule delivery dates and cancel purchase orders without significant penalties. In general, orders, especially for industry standard products, are often made with very short lead times and may be rescheduled, revised or canceled. In addition, distributor orders are subject to price adjustments both before and after shipment. For these reasons, we do not believe that backlog should be used as an indicator of future revenues.

Research and Development

    Our research and development efforts emphasize the development of both proprietary and enhanced-performance, industry standard products, as well as the development of our advanced CMOS processes. We believe that a continued high level of research and development expenditures is necessary to maintain our competitive position. We operate research and development centers in Santa Clara, Calif.; Hillsboro, Ore.; Atlanta, Ga.; Dallas, Tex.; and Sydney, Australia. Also, with our Newave acquisition in the first quarter of fiscal 2002, we now have a design center located in Shanghai, China. Research and development expenditures, as a percentage of revenues were approximately 13%, 15% and 24% in fiscal 2001, 2000 and 1999, respectively.

    Our product development activities are focused on the design of new circuits that provide new features and enhanced performance primarily for growing communications markets applications. Additionally, we are developing advanced manufacturing process technologies, including 0.15-micron semiconductor fabrication techniques. These process technologies are designed to enable cost and performance advantages and to support higher production volumes of integrated circuits and the continued growth of our communications products.

Competition

    Intensely competitive, the semiconductor industry is characterized by rapid technological advances, cyclical market patterns, price erosion, evolving industry standards, occasional shortages of materials, intellectual property disputes, high capital equipment costs and uncertain availability of and control over manufacturing capacity. Many of our competitors have substantially greater technical, marketing, manufacturing and financial resources than we do. In addition, several foreign competitors receive assistance from their governments in the form of research and development loans and grants and reduced capital costs, which could give them a competitive advantage. We compete in different product areas, to varying degrees, on the basis of technical innovation and product performance, as well as quality, product availability and price. As described under the heading "Products and Markets," products in the SRAMs and Other segment can generally be characterized as commodity-type items and tend to be most price sensitive.

    Our competitive strategy is to differentiate our products through high-performance, innovative configurations, proprietary features and breadth of product offerings. Price competition, introductions of new products by our competitors, delays in our own product introductions or other competitive factors could have a material adverse effect on us in the future.

    While we have a majority share in the markets for FIFO and multi-port products, some of our products compete with similar products offered by Cypress Semiconductor Corporation ("Cypress"). Our MIPS-based microprocessors compete with products offered by other vendors such as PMC-Sierra, Inc. ("PMC"), Toshiba Corporation and NEC Corporation, and with microprocessors based on other architectures, such as those offered by Intel Corp. and Motorola, Inc. Our competitors for logic sales include both U.S. and foreign manufacturers, such as Texas Instruments Incorporated and Pericom Semiconductor Corporation. Certain of our network products compete with products offered by PMC.

    In markets where we compete to sell industry standard SRAM components, market supply and pricing strategies of competitors significantly impact the price we receive for our products. Our competitors include U.S.-based companies such as Cypress, Micron Technology, Inc. and Integrated Silicon Solutions, Inc. International competitors include Samsung Electronics, and various other Taiwanese and Korean companies.

Intellectual Property and Licensing

    We recognize that our intellectual property is a valuable corporate asset, and we continue to invest in intellectual property protection. We also intend to continue our efforts to increase the breadth of our patent portfolio. There can be no assurance that any patents issued to us will not be challenged, invalidated or circumvented, that the rights granted thereunder will provide competitive advantages to us or that our efforts generally to protect our intellectual property rights will be successful.

    In recent years, there has been a growing trend of companies resorting to litigation to protect their semiconductor technology from unauthorized use by others. In the past, we have been involved in patent litigation which adversely affected our operating results. Although we have obtained patent licenses from certain semiconductor manufacturers, we do not have licenses from a number of semiconductor manufacturers who have a broad portfolio of patents.

    We have been notified from time to time of claims that we may be infringing patents issued to others. Further, there can be no assurance that new claims alleging infringement of intellectual property rights will not be aggressively pursued in the future. Such claims could include infringement of patents or patent applications, trade secret misappropriation, and copyright or trademark infringement. In addition, there is no assurance that licenses, to the extent required, will be available. Should licenses from any such claimant be unavailable, or not be available on terms acceptable to us, we may be required to discontinue our use of certain processes or the manufacture, use and sale of certain of our products, to incur significant litigation costs and damages, or to develop non-infringing technology. If we are unable to obtain any necessary licenses, pass any increased cost of patent licenses on to our customers or develop non-infringing technology, we could be materially adversely affected. In addition, we have received patent licenses from several companies that expire over time, and the failure to renew or renegotiate certain of these licenses could have a material adverse effect on us.

Environmental Regulation

    Federal, State and local provisions, together with those of other countries, regulate the use and discharge of certain materials used in semiconductor manufacturing. Our facilities are designed to comply with applicable regulations and we believe that our operations conform to such regulations. However, there can be no assurance that future regulatory changes will not require significant capital expenditures. Also, failure to comply with environmental regulations in the future could subject us to substantial liability or cause our manufacturing operations to be interrupted.

Employees

    At April 1, 2001, we employed approximately 5,000 people worldwide, of whom 1,400 and 1,300 were in Malaysia and the Philippines, respectively. Our future success depends in part on our ability to attract and retain qualified personnel, who are generally in great demand. We have implemented policies enabling our employees to share in our success, including stock option, stock purchase and profit sharing programs, and bonus plans for key contributors. We have never had a work stoppage. No employees are currently represented by a collective bargaining agreement, and we consider our employee relations to be satisfactory.

    On June 13, 2001, we announced plans for a realignment of our workforce to be consistent with the updated revenue outlook that we announced on May 31, 2001. Under the plan, our workforce will be reduced by approximately 900 employees, primarily in our Malaysian and Philippines manufacturing facilities. We will record a charge of approximately $2.5 million in the first quarter of fiscal 2002, primarily related to severance costs.

ITEM 2. PROPERTIES

    As of April 1, 2001, we occupied nine major facilities in California, Oregon, Malaysia and the Philippines:

Location	Facility Use	Square Feet
Salinas, California	Wafer fabrication, SRAM and communications product operations	98,000
Santa Clara, California	Logic and microprocessor operations	62,000
Santa Clara, California	Administration, quality assurance and shipping and receiving	48,000
Santa Clara, California	Administration	43,700
Santa Clara, California	Communications products and other operations	50,000
Santa Clara, California	Administration	50,400
Penang, Malaysia	Assembly and test operations	145,000
Hillsboro, Oregon	Wafer fabrication and process research	245,000
Canlubang, the Philippines	Assembly and test operations	176,000

    We lease our Santa Clara facilities under leases expiring between 2005 and 2008, including renewal options. The Oregon facility is subject to a tax ownership operating lease. Additional information about leased properties is provided in Note 6 of the Notes to Consolidated Financial Statements. We own our Malaysian and Philippines facilities, although the Malaysian facilities are subject to long-term ground leases and we have an interest in, but do not own, the Philippines land. We lease offices for our sales force in 18 domestic and 14 international locations. We also lease offices for our design centers in Australia, Georgia and Texas.

ITEM 3. LEGAL PROCEEDINGS

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

    Our executive officers, and their respective ages as of May 27, 2001, are as follows:

Name	Age	Position
Jerry Taylor	52	President and Chief Executive Officer
David Côté	46	Vice President, Communications ASSPs and Worldwide Marketing
Bill Franciscovich	41	Vice President, Worldwide Sales
Mike Hunter	49	Vice President, Worldwide Manufacturing
Alan F. Krock	40	Vice President and Chief Financial Officer
Jimmy J.M. Lee	48	Vice President, Logic, FIFO and Telecommunications Products
Chuen-Der Lien	45	Vice President, Chief Technical Officer
Christopher P. Schott	50	Vice President, IPC, SRAM and Multi-port Products

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

    Mr. Côté joined IDT in April 1997 as Vice President, Marketing. Mr. Côté was named Vice President, Communications ASSPs in March 2000. Prior to joining IDT, he was Vice President of Marketing with Meridian Data from June 1996 through December 1996. Mr. Côté previously held management positions at Zeitnet, Inc. and Synoptics, Inc.

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

    Mr. Hunter was promoted to Vice President, Worldwide Manufacturing in February 1998. Previously he was Vice President, California Silicon Manufacturing, and has been with the Company since January 1996. Prior to joining IDT, Mr. Hunter held management positions at Chartered Semiconductor and Fujitsu Persona.

    Mr. Krock joined IDT in February 1996 as Corporate Controller and was appointed a Vice President in July 1997. In January 1998 he was elected Vice President, Chief Financial Officer. Prior to joining IDT, Mr. Krock held management positions at Rohm Corporation and Price Waterhouse (now PricewaterhouseCoopers LLP).

    Mr. Lee joined IDT in 1984. He was appointed to his current position in August 1999. His previous positions at IDT have included Vice President of the FIFO Products Division from 1996 to 1999. Prior to joining IDT, Mr. Lee held a management position at Intel Corp.

    Dr. Lien joined IDT in 1987 and was promoted to his current position in April 1996. Prior to joining the Company, he held engineering positions at Digital Equipment Corporation and AMD.

    Mr. Schott has been with the Company since 1981. Mr. Schott was promoted to Vice President, Multiport Products, in 1989. He assumed his current position in December 2000.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

    Our Common Stock is traded on the Nasdaq National Market under the symbol IDTI. The following table shows the high and low closing sales prices for our Common Stock as reported by the Nasdaq National Market for the fiscal periods indicated:

	High	Low
Fiscal 2001
First Quarter	$64.38	$35.75
Second Quarter	103.33	49.81
Third Quarter	89.44	27.81
Fourth Quarter	56.00	28.94
Fiscal 2000
First Quarter	$10.44	$5.41
Second Quarter	24.38	10.88
Third Quarter	29.19	15.94
Fourth Quarter	43.81	25.63

    As of May 27, 2001, there were approximately 825 record holders of our Common Stock.

    We have never paid cash dividends on our Common Stock. We currently plan to retain any future earnings for use in our business and do not anticipate paying cash dividends on our Common Stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

    The data set forth below are qualified in their entirety by reference to, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

Statements of Operations Data

	Fiscal Year Ended
	April 1, 2001	April 2, 2000	March 28, 1999	March 29, 1998	March 30, 1997
	In thousands, except per share data
Revenues	$991,789	$701,722	$601,017	$649,827	$581,901
Restructuring, asset impairment and other	—	(4,726)	204,244	—	45,223
Research and development expenses	128,749	108,009	143,355	130,730	158,402
Gain on equity investments, net	86,994	11,335	—	—	—
Net income (loss)	415,203	130,611	(298,939)	8,457	(43,582)
Basic earnings per share:
Net income (loss)	3.99	1.44	(3.42)	0.10	(0.53)
Diluted earnings per share:
Net income (loss)	3.76	1.32	(3.42)	0.10	(0.53)
Shares used in computing net income (loss) per share:
Basic	104,042	90,918	87,397	84,732	82,252
Diluted	110,287	99,002	87,397	88,871	82,252

Balance Sheets and Other Data

	April 1, 2001	April 2, 2000	March 28, 1999	March 29, 1998	March 30, 1997
	In thousands, except employee data
Cash, cash equivalents and investments	$821,092	$422,045	$201,114	$233,654	$198,229
Total assets	1,470,401	1,162,182	741,847	1,038,787	956,105
Convertible subordinated notes, net of issuance costs	—	179,550	184,354	183,756	183,157
Other long-term obligations	76,018	92,172	78,022	86,929	65,387
Stockholders' equity	1,139,897	681,151	299,326	590,028	554,583
Number of employees	4,970	4,780	4,805	5,185	4,433

    Certain amounts for fiscal 1997-1999 have been restated as a result of a pooling-of-interests merger. Cash, cash equivalents and investments exclude shares in Quantum Effect Devices, Inc. and PMC-Sierra, Inc.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    We recommend that this discussion and analysis be read in conjunction with our consolidated financial statements and the notes thereto, which are included elsewhere in this Annual Report on Form 10-K.

Overview

    We achieved record financial results in fiscal 2001. Strong volume growth and favorable pricing in both the Communications and High Performance Logic product segment and the SRAMs and Other product segment, together with our efficient cost structure, resulted in all-time highs for revenues, gross margin and operating income. Our financial condition strengthened considerably during the year. We ended fiscal 2001 with little debt and $821.1 million in cash and investments, excluding our shares in PMC-Sierra, Inc. ("PMC").

Recent Developments

    Deteriorating business conditions, particularly in the communications infrastructure markets served by many of our largest customers, resulted in a 23.7% decrease in revenues in our fiscal fourth quarter, compared to the preceding quarter. On May 31, 2001, we announced that we expect revenues to decrease by approximately 44% in the first quarter of fiscal 2002, compared to the preceding quarter. On June 13, 2001, we announced plans to reduce our workforce to align with the lowered outlook for revenues (see "Subsequent Events," below).

Results of Operations

    Revenues.  Our revenues for fiscal 2001 were $991.8 million, an increase of $290.1 million or 41% compared to the $701.7 million recorded in fiscal 2000. From fiscal 1999 to fiscal 2000, our revenues increased by $100.7 million or 17%.

    The increase in revenues from fiscal 2000 to fiscal 2001 was primarily due to increased unit volumes and higher average selling prices in both of our product segments: Communications and High-Performance Logic, and SRAMs and Other. The increase in volume for the Communications and High-Performance Logic segment is mainly attributable to the introduction of new products, primarily for data networking and wireless communications infrastructure equipment markets, as well as continued high levels of demand for existing products serving these and other markets.

    Unit volumes for our SRAMs and Other segment also improved from fiscal 2000 to fiscal 2001, due to continuing high levels of demand for industry-standard products in this segment. Improvements in the mix of units sold, and in the level of demand for industry-standard products related to available supply, resulted in a higher ASP (average selling price) in fiscal 2001 compared to the preceding year.

    Unit volumes declined significantly for both product segments in the fourth quarter of fiscal 2001. Some of our largest customers warned of slowing end-demand, deteriorating financial prospects and large inventories of semiconductor components, including those families of integrated circuits that we supply.

    We expect that unit volumes, product pricing (particularly in the SRAM and Other product segment) and sales to major customer accounts will experience further substantial declines in the first quarter of fiscal 2002, compared with the immediately preceding quarter. While we believe that our products are being consumed in our customers' systems at a higher rate than reflected in our estimated revenue for the first quarter of fiscal 2002, we cannot determine with precision when customers will have fully consumed their excess inventories of our products.

    During fiscal 2000, we entered into a cross license with Intel Corp. ("Intel") and received as consideration $20.5 million. Of this amount, $8.5 million was recognized as revenue in the second quarter of fiscal 2000. The remaining revenue associated with the cross license with Intel is being recognized over seven years, the estimated remaining useful life of the relevant intellectual property.

    Gross Profit.  Gross profit for fiscal 2001 was $585.3 million, an increase of $243.7 million compared to the $341.6 million recorded in fiscal 2000. From fiscal 1999 to fiscal 2000, our gross profit increased by $337.6 million.

    On an operating basis (excluding restructuring, asset impairment, and other special costs and benefits), gross margin was 59.0%, 47.6% and 35.1% in fiscal 2001, 2000 and 1999, respectively.

    Factors that contributed to the improvement in gross margin from fiscal 2000 to fiscal 2001 include: higher unit volumes and revenue, increased manufacturing capacity utilization, improved product mix within the Communication and High-Performance Logic segment, higher SRAM and logic product pricing, and manufacturing cost reductions. The latter included the sale of a wafer fabrication facility located in Sydney, Australia, that we had acquired in our merger with Quality Semiconductor, Inc. ("QSI"); and the negotiation of significantly lower subcontractor prices for assembling certain of our products, in exchange for our concentrating production volumes with a smaller group of suppliers. Average gross margin for products within the SRAMs and Other segment were significantly below our overall gross margin in fiscal 2001.

    Our gross margin percentage declined from a record 61.6% in the third quarter of fiscal 2001 to 55.2% during the fourth quarter, and is expected to decline to the mid- 30's (as a percentage of revenue) during the first quarter of fiscal 2002 (all margin percentages are on an operating basis, as described above). The near-term future declines in expected gross margin percentage relate primarily to reduced utilization of our fixed asset base as a result of expected revenue declines. To a lesser extent, lower product prices (particularly in the SRAM and Other segment) began to have an adverse impact on gross margins as we entered fiscal 2002. We expect that future improvement in quarterly gross margin percentage during fiscal 2002 will be primarily dependent upon a resumption of revenue growth.

    The improvement in our gross margin from fiscal 1999 to fiscal 2000 was due to higher revenues primarily associated with increased unit sales, and cost savings associated with the consolidation of wafer fabrication production late in fiscal 1999, including the closure of one fabrication facility. Consolidation of production allowed us to improve the utilization of our remaining fabrication facilities, resulting in a lower overall cost per unit produced. Our gross margin also improved in fiscal 2000 over fiscal 1999 because of a reduction in depreciation expense resulting from lower carrying values of impaired manufacturing assets.

    Special items impacting gross profit in fiscal 2000 included $8.5 million in Intel licensing revenue, which carried little related costs, and $4.7 million in net positive adjustments and reversals relating to the completion in fiscal 2000 of restructuring activities commenced in fiscal 1999 and finalization of the related accounting.

    In fiscal 1999, we recorded a $28.9 million charge to cost of sales which related mainly to excess SRAM manufacturing equipment ($18.9 million) and certain technology licensing matters ($10.0 million, of which $3 million was reversed later in fiscal 1999 upon settlement of certain of these matters). The net carrying value of this equipment before writedown was $17.4 million, and after writedown was $2.3 million. The excess SRAM manufacturing equipment charge represented a writedown to estimated fair market value based primarily on appraisals and third-party estimates. The charge was the result of prevailing economic conditions in the SRAM market, which had undergone declines in both demand and price. The charge for manufacturing equipment resulted in annual depreciation expense savings of approximately $4 million.

    Also in fiscal 1999, we recorded an R&D expense charge of $5.5 million relating primarily to discontinuing certain technology development initiatives (see "Research and Development" below).

    Additionally, we recorded a $131.9 million charge in fiscal 1999 which related primarily to an asset impairment reserve recorded against the manufacturing assets of our wafer fabrication facility in Hillsboro, Ore. We determined that due to excess industry capacity and low prices for semiconductor products manufactured in the Hillsboro facility, future undiscounted cash flows related to its wafer fabrication assets were insufficient to recover the carrying value of the assets. As a result, we wrote down these assets to estimated fair market value based primarily on appraisals and estimates from independent parties. Of the $131.9 million, $5.0 million was related to certain patent claims against us. We subsequently reversed

$3.0 million in fiscal 2000 upon final settlement of these claims. As a result of asset impairment charges in fiscal 1999, which reduced the carrying value of manufacturing equipment, our annual depreciation expense was reduced by approximately $25 million.

    We incurred restructuring charges of $46.4 million in fiscal 1999 related primarily to a provision for exit and closure costs associated with our San Jose, Calif., wafer fabrication facility, which we closed in fiscal 1999. We completed the sale of this facility in fiscal 2000. During fiscal 2000, we recorded a $1.7 million reserve adjustment, benefiting gross profit, upon the settlement of a legal dispute. As a result of the restructuring actions, we realized annual cost savings in depreciation, labor, equipment and other costs of approximately $45 million, which were fully realized in fiscal 2000.

    Research and Development.  For fiscal 2001, research and development ("R&D") expenses increased by $20.7 million to $128.7 million compared to fiscal 2000. R&D expenses decreased by $35.3 million from fiscal 1999 to fiscal 2000.

    The 19.2% increase in R&D expenses from fiscal 2000 to fiscal 2001 was due to higher spending for product, process, and applications R&D to support the Communications and High-Performance Logic product segment and, to a much lesser extent, the SRAMs and Other segment. The spending growth included higher personnel and profit-dependent costs; increased expenditures on contract design services; the expansion of our remote design centers in Georgia, Texas, and Australia; and higher cost allocations to R&D from our manufacturing infrastructure related to new product introductions.

    The 24.7% decrease in R&D expenses from fiscal 1999 to fiscal 2000 was due to three principal factors. First, expenses related to process technology development were reduced because of the closure of our San Jose fabrication facility and the consolidation of all process development activities at the Hillsboro facility. Second, the allocation of manufacturing costs associated with process R&D decreased in fiscal 2000 as a result of improved manufacturing facility utilization at our remaining facilities. With increased utilization of equipment for production activities, allocations of costs to R&D activities decreased based upon the mix of activities performed. Third, expenses to develop x86 microprocessor products decreased in the second half of fiscal 2000, as we wound down our x86 microprocessor activities.

    R&D expenses in fiscal 1999 also included $5.5 million in charges, primarily related to discontinued product development efforts, including a graphics chip and a specialized logic chip. Cost savings associated with discontinuing these efforts were approximately $1 million per quarter.

    We expect that in fiscal 2002, R&D expense will remain relatively flat in absolute dollars from fiscal 2001's levels, but increase in percentage terms. Considering the weak business environment as we enter fiscal 2002, further growth in R&D headcount is expected to be modest, with new product development focused in such areas as: FIFOs and multi-ported communications products, networking and switching products, IP coprocessors incorporating CAM (content-addressable memory) technology, timing and clock products, integrated communications processors, and telecommunications products, including those which provide gateways for voice traffic over the internet. In addition, we are continuing to develop advanced manufacturing process technologies designed to enable performance advantages and to enhance production levels.

    Selling, General and Administrative.  In fiscal 2001, selling, general and administrative ("SG&A") expenses rose by $6.2 million to $124.2 million compared to fiscal 2000. SG&A expenses were essentially flat for fiscal 2000 compared to fiscal 1999.

    The 5.3% increase in SG&A expense for fiscal 2000 to fiscal 2001 was mainly the result of higher profit- and revenue-dependent personnel expenses.

    We have instituted cost control measures because of current weak business conditions as we enter fiscal 2002 (see "Subsequent Events," below). We expect that SG&A spending will decline in absolute dollar terms during fiscal 2002, but increase in percentage terms when measured against a smaller revenue base.

    Merger Expenses.  We incurred $4.8 million in expenses related to the QSI merger in fiscal 2000, including $4.6 million in severance and employee retention costs. In fiscal 1999, we spent approximately $1.0 million in connection with this merger.

    Gain on Equity Investments, Net.  During the second quarter of fiscal 2001, as a result of the merger between PMC and Quantum Effect Devices, Inc. ("QED"), we exchanged our QED shares for shares of PMC. As required by generally accepted accounting principles, we recorded a pretax net gain of $240.9 million based on the $238.06 closing share price of PMC on August 24, 2000, the date of the merger.

    In the third quarter of fiscal 2001, we sold 375,000 of our PMC shares, receiving $76.5 million in proceeds and recognizing a pretax net loss of $11.9 million.

    In the fourth quarter of fiscal 2001, we recorded a $141.9 million impairment charge for certain equity investments, principally our investment in PMC, that we judged to have experienced an other than temporary decline in value. We continue to hold 707,620 shares of PMC with a basis of $24.74 per share. As of May 25, 2001, the closing share price of PMC was $37.20.

    In fiscal 2000, we sold a portion of our QED shares and recorded a pretax gain of $11.3 million.

    Interest Expense.  Interest expense during fiscal 1999 and 2000 was primarily related to our 5.5% Convertible Subordinated Notes, secured equipment financing agreements which amortize over the term of the agreements, and a mortgage. Substantially all of the Notes were converted into common stock in the first quarter of fiscal 2001 (see Note 5 of the Notes to Consolidated Financial Statements). Primarily as a result of the conversion, interest expense decreased by $10.8 million in fiscal 2001 compared to fiscal 2000.

    Interest Income and Other, Net.  Changes in interest income and other, net are summarized as follows (in millions):

	Fiscal 2001	Fiscal 2000	Fiscal 1999
Interest income	$44.6	$20.0	$14.0
Other income, net	2.3	9.3	(7.6)

Interest income and other, net	$46.9	$29.3	$6.4

    The increase in interest income from fiscal 2000 to fiscal 2001 and from fiscal 1999 to fiscal 2000 was mainly the result of higher average investment balances, which grew as a result of cash generated from operations.

    Special items included in other income, net, in fiscal 2000 included net gains of $19.6 million primarily related to the sale of our x86 design subsidiary and related intellectual property, and a gain of $4.6 million on the sale of our San Jose fabrication facility. Other income, net for fiscal 2000 and 1999 includes losses of $14.8 million and $11.1 million, respectively, related to our equity interest in Clear Logic, Inc. Our Clear Logic investment was fully amortized in fiscal 2000.

    Taxes.  Our effective tax rate for fiscal 2001 was 10.4%. This tax rate was lower than the 35% federal rate primarily due to deferred gains on investments, the reversal in fiscal 2001 of most of the valuation allowance reserve recorded against our net deferred tax assets, and the use of net operating loss and tax credit carryovers. In fiscal 2000, our tax rate was 5%, primarily due to the use of net operating losses and tax credit carryovers to reduce our tax liability.

    In view of the cumulative losses incurred during fiscal 1997-1999, and the significant doubt as to whether our net deferred tax assets were realizable, we recorded a reserve for all of our net deferred tax assets in fiscal 1999. We realized no federal tax benefit in fiscal 1999 because of our inability to carry back losses.

    During fiscal 2001, we released the existing reserve for valuation allowances, with the exception of certain net operating loss and tax credit carryforwards relating to QSI, based on our profitability in fiscal 2001 and expectations of future profitability.

    Historically, income taxes in state jurisdictions have not been significant, due mainly to tax credits. We enjoy certain tax benefits in Malaysia and the Philippines, mainly as a result of tax holidays and certain investment incentives.

    We currently expect our tax rate to be approximately 28% for fiscal 2002, excluding the impact of costs related to acquisitions. Our estimate is based on existing tax laws and our current projections of income and distributions of income among different tax entities, and is subject to change.

Liquidity and Capital Resources

    Our financial condition is strong, as a result of substantial cash flow from operations during fiscal 2000 and 2001, combined with cautious spending on manufacturing infrastructure. Our cash and cash equivalents and short- and long-term investments, excluding our shares of PMC, grew to $821.1 million at April 1, 2001, a $399.1 million increase compared to April 2, 2000.

    Net cash provided by our operating activities totaled $480.6 million, $242.6 million and $61.0 million in fiscal 2001, 2000 and 1999, respectively. The increase in cash provided by operating activities is primarily related to growth in operating income. Cash from operating activities in fiscal 1999 was relatively low due to our net loss in that year, partially offset by noncash items related to our restructuring and asset impairment activities.

    We used $412.2 million, $37.3 million and $92.7 million for investing activities in fiscal 2001, 2000 and 1999, respectively. Significant uses of cash for investing activities in fiscal 2001 included $297.5 million for net purchases of investments, and capital expenditures of $116.2 million. In fiscal 2000, we received $44.3 million in proceeds from the sale of property, principally our San Jose wafer fabrication facility, which partially offset capital expenditures of $84.5 million. In fiscal 1999, capital expenditures of $111.9 million represented our most significant investing activity.

    Our financing activities used $43.2 million in fiscal 2001. For fiscal 2000 and 1999, they provided $22.7 million and $20.8 million, respectively. Significant financing activities in fiscal 2001 included repurchases of common stock ($73.2 million), which more than offset proceeds from the issuance of common stock under our employee option and purchase plans ($41.6 million). In fiscal 2000, proceeds from the issuance of common stock under employee option and purchase plans ($44.2 million) accounted for most of the cash provided by financing activities. In fiscal 1999, we entered into several leaseback transactions for previously purchased equipment which generated $26.7 million in cash proceeds.

    We anticipate capital expenditures of approximately $70-85 million during fiscal 2002, depending upon business conditions, to be financed primarily through cash generated from operations and existing cash and investments.

    We believe that existing cash and investment balances, together with cash flows from operations, will be sufficient to meet our working capital and capital expenditure needs through fiscal 2002 and 2003. We may also investigate other financing alternatives; however, we cannot be certain that additional financing will be available on satisfactory terms.

Subsequent Events

    Acquisition of Newave.  On April 18, 2001 we completed the acquisition of Newave Semiconductor Corp. ("Newave"). Newave, a privately held, Santa Clara, Calif.-based company with design facilities in

Shanghai, China, had been engaged in the design and marketing of integrated circuits for the telecommunications markets. We paid approximately $73.2 million in cash and assumed stock options valued at $12.9 million. We plan to account for this acquisition as a purchase. Based on our preliminary analysis, we anticipate a charge in the first quarter of fiscal 2002 for in-process research and development in connection with the transaction.

    Fiscal 2002 Business Developments.  On May 31, 2001, we announced that due to continued weak end-demand for communications infrastructure equipment and to ongoing inventory reductions by our customers (who supply networking and wireless infrastructure equipment), revenues for the first quarter of fiscal 2002 would likely fall by approximately 44% from the level achieved in the fourth quarter of fiscal 2001.

    On May 31, 2001, we also announced measures intended to contain costs and bolster our financial performance in light of these weak conditions. On June 13, 2001, we further announced plans for a reduction in our workforce to align with the weak business environment. The reduction, which we plan to complete during the first quarter of fiscal 2002, is expected to consist of approximately 900 employees, primarily in our facilities in Malaysia and the Philippines. In connection with the reduction in workforce, we will record a $2.5 million charge in the first quarter of fiscal 2002 for severance and other costs.

    Other.  On June 8, 2001, we repaid our mortgage loan payable related to our Salinas facility, which had been due in April 2005. We paid a total of $5.7 million to extinguish this obligation. On June 28, 2001, an IDT investee, Monolithic System Technology, Inc., went public at approximately $10 per share. The Company's holdings of approximately 2.6 million shares had a previous carrying value of zero and are subject to a six-month sales lockup.

Factors Affecting Future Results

    Our operating results can fluctuate dramatically.  For example, we had net income of $415.2 million and $130.6 million for fiscal 2001 and 2000, respectively, compared to a net loss of $298.9 million for fiscal 1999. Fluctuations in operating results can result from a wide variety of factors, including:

  •
  timing of new product and process technology announcements and introductions from us or our competitors;

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

  •
  changes in demand for our products in the markets we serve; and

  •
  costs associated with other events, such as underutilization or expansion of production capacity, intellectual property disputes, or other litigation.

    In addition, many of these factors also impact the recoverability of the cost of manufacturing, tax and other assets. As business conditions change, future writedowns or abandonment of these assets may occur. Also, we ship a substantial portion of our products throughout each quarter. If anticipated shipments in any month do not occur, our operating results for that quarter would be harmed. Further, we may be unable to compete successfully in the future against existing or potential competitors, and our operating results could be harmed by increased competition. Our operating results are also impacted by changes in overall economic conditions, both domestically and abroad. Should economic conditions deteriorate, domestically or overseas, our sales and business results would be harmed.

    The cyclicality of the semiconductor industry exacerbates the volatility of our operating results.  The semiconductor industry is highly cyclical. Market conditions characterized by excess supply relative to demand and resultant pricing declines have occurred in the past and may occur in the future. Such pricing declines adversely affect our operating results and force us and our competitors to modify capacity expansion programs. As an example, in prior years, a significant increase in manufacturing capacity allocated to industry standard SRAM components caused significant downward trends in pricing, which adversely affected our gross margins and operating results. We are unable to accurately estimate the amount of worldwide production capacity dedicated to or planned for the industry-standard products, such as SRAM, that we produce. Our operating results can be adversely affected by such factors in the semiconductor industry as: a material increase in industry-wide production capacity; a shift in industry capacity toward products competitive with our products; and reduced demand or other factors that may result in material declines in product pricing.

    Although we are continuing to try to reduce our dependence on revenue derived from the sale of industry-standard products, and while we carefully manage costs, these efforts may not be sufficient to offset the adverse effect the above or other industry related factors can have on our results.

    Demand for our products depends on demand in the communications, and to a lesser extent, computer markets.  The majority of our products are incorporated into customers' systems in enterprise/carrier class network, wireless infrastructure and access network applications. A percentage of our products, including high-performance logic components, serve in customers' computer storage, computer-related, and other applications. Customer applications for our products have historically been characterized by rapid technological change and significant fluctuations in demand. Demand for most of our products, and therefore potential increases in revenue, depends upon growth in the communications market, particularly in the data networking and wireless telecommunications infrastructure markets and, to a lesser extent, the computer-related markets. Any slowdown in these communications or computer-related markets could materially adversely affect our operating results. In addition, when all channels of distribution are considered, one customer in the communications market, Cisco Systems, Inc., represents more than 10% of our total revenues.

    Our product manufacturing operations are complex and subject to interruption.  From time to time, we have experienced production difficulties, including reduced manufacturing yields or products that do not meet our or our customers' specifications, that have caused delivery delays and quality problems. While production delivery delays have been infrequent and generally short in duration, we could experience manufacturing problems, capacity constraints and/or product delivery delays in the future as a result of, among other things, complexity of manufacturing processes, changes to our process technologies (including die size reduction efforts), and ramping production and installing new equipment at our facilities.

    We have wafer fabrication facilities in Hillsboro, Ore. and Salinas, Calif. Substantially all of our revenues are derived from products manufactured at facilities which are exposed to the risk of natural disasters. Approximately 60% of our total revenues are derived from products manufactured at our fabrication facility in Salinas, which is located near an active earthquake fault. If we were unable to use our facilities, as a result of a natural disaster or otherwise, our operations would be materially adversely affected until we were able to obtain other production capability. We do not carry earthquake insurance on our California facilities or related to our business operations, as adequate protection is not offered at economically justifiable rates.

    The primary energy source for our manufacturing facilities is electric power. While we do maintain limited backup generating capability, the amount of electric power that we can generate on our own is insufficient to fully operate these facilities.

    We are dependent upon electric power generated by public utilities where we operate our manufacturing facilities. Utility power interruptions can occur at any time in any location. We have periodically experienced electrical power interruptions in the Philippines and California because utilities in these geographies have failed to provide adequate power infrastructure. While to date we have successfully mitigated the impact of these interruptions, prolonged power interruptions at any of our locations could have a significant adverse impact on our business. We do not maintain insurance coverage that would help protect against the impact of power interruptions, because we do not believe that such coverage is available on cost-effective terms.

    Historically, we have utilized subcontractors for the majority of our incremental assembly requirements, typically at higher costs than at our own Malaysian and Philippines assembly and test operations. We expect to continue utilizing subcontractors extensively to supplement our own production volume capacity. Due to production lead times and potential subcontractor capacity constraints, any failure on our part to adequately forecast the mix of product demand could adversely affect our operating results.

    Our results are dependent on the success of new products.  New products and process technology associated with the Hillsboro fabrication facility will continue to require significant R&D expenditures.

    However, we may not be able to develop and introduce new products in a timely manner, our new products may not gain market acceptance, and we may not be successful in implementing new process technologies. If we are unable to develop new products in a timely manner, and to sell them at gross margins comparable to or better than our current products, our future results of operations could be adversely impacted.

    We are dependent on a limited number of suppliers.  Our manufacturing operations depend upon obtaining adequate raw materials on a timely basis. The number of vendors of certain raw materials, such as silicon wafers, ultra-pure metals and certain chemicals and gases, is very limited. In addition, certain packages used by us require long lead times and are available from only a few suppliers. From time to time, vendors have extended lead times or limited supply to us due to capacity constraints. Our results of operations would be adversely affected if we were unable to obtain adequate supplies of raw materials in a timely manner or if there were significant increases in the costs of raw materials.

    We may require additional capital on satisfactory terms to remain competitive.  The semiconductor industry is extremely capital intensive. To remain competitive, we continue to invest in advanced manufacturing and test equipment. We could be required to seek financing to satisfy our cash and capital needs, and such financing might not be available on terms satisfactory to us. If such financing is required but unavailable on satisfactory terms, our operations could be adversely affected.

    Intellectual property claims could adversely affect our business and operations.  The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights, which have resulted in significant and often protracted and expensive litigation. In recent years, there has been a growing trend by companies to resort to litigation to protect their semiconductor technology from unauthorized use by others. We have been involved in patent litigation in the past, which adversely affected our operating results. Although we have obtained patent licenses from certain semiconductor manufacturers, we do not have licenses from a number of semiconductor manufacturers that have a broad portfolio of patents. Claims alleging infringement of intellectual property rights could be asserted in the future and could require us to discontinue the use of certain processes or cease the manufacture, use and sale of infringing products, to incur significant litigation costs and damages and to develop non-infringing technology. We might not be able to obtain such licenses on acceptable terms or to develop non-infringing technology. Further, the failure to renew or renegotiate existing licenses on favorable terms, or the inability to obtain a key license, could adversely affect us.

    International operations add increased volatility to our operating results.  A substantial percentage of our revenues are derived from non-U.S. sales, as summarized below:

Percentage of total revenues

	Fiscal 2001	Fiscal 2000	Fiscal 1999
North America	58%	62%	63%
Asia Pacific	11%	10%	10%
Japan	12%	11%	8%
Europe	19%	17%	19%

Total	100%	100%	100%

    In addition, our offshore assembly and test operations incur payroll, facility and other expenses in local currencies. Accordingly, movements in foreign currency exchange rates can impact our cost of goods sold, as well as both pricing and demand for our products. Our offshore operations and export sales are also subject to risks associated with foreign operations, including:

  •
  political instability;

  •
  currency controls and fluctuations;

  •
  changes in local economic conditions and import and export controls; and

  •
  changes in tax laws, tariffs and freight rates.

    Contract pricing for raw materials used in the fabrication and assembly processes, as well as for subcontract assembly services, can also be impacted by currency exchange rate fluctuations. We also purchase certain semiconductor manufacturing tools, such as photolithography equipment, from overseas vendors. Such tools are typically quoted at a foreign-currency price, often equivalent to several million U.S. dollars per unit. Although we seek to mitigate currency risks through the use of hedge instruments, currency exchange rate fluctuations can have a substantial impact on our net U.S.-dollar cost for these tools.

    We are subject to a variety of environmental and other regulations related to hazardous materials used in our manufacturing process.  Any failure by us to control the use or discharge of hazardous materials under present or future regulations could subject us to substantial liability or cause our manufacturing operations to be suspended.

    Our common stock has experienced substantial price volatility.  Such volatility may occur in the future, particularly as a result of quarter-to-quarter variations in the actual or anticipated financial results of our company, other semiconductor companies, or customers. Announcements by us or by our competitors regarding new product introductions may also lead to volatility. In addition, our stock price can fluctuate due to price and volume fluctuations in the stock market, especially in the technology sector. Our product portfolio includes a mix of proprietary or limited-source products, and industry-standard or multiple-source products. Our products also employ a variety of semiconductor design technologies. Stock price volatility may also result from changes in perceptions about the various types of products we manufacture and sell.

    We are exposed to fluctuations in the market price of our investment in PMC-Sierra, Inc.  In fiscal 2000, PMC completed a merger with Quantum Effect Devices ("QED"). As a result of the merger, we exchanged our QED ownership interest for PMC common stock, which is highly volatile. In connection with the merger, as required under generally accepted accounting principles, we recorded a pretax, unrealized gain of $240.9 million during the second quarter of fiscal 2001. During the third quarter of fiscal

2001, we sold a portion of our PMC holdings, resulting in a realized, pretax loss of $11.9 million. In the fourth quarter of fiscal 2001, we recorded a $141.9 million impairment charge for certain equity investments, principally our investment in PMC, that we judged to have experienced an other than temporary decline in value. The amount of income and cash flow that we ultimately realize from this investment in future periods may vary materially from the previously recognized gain and the current unrealized amount.

    We are continuing to monitor and evaluate the impact of the introduction of the Single European Currency (Euro).  During the transition period ending December 31, 2001, public and private parties may pay for goods and services using either the Euro or the legacy currency of the participating country. Beginning January 1, 2002, Euro denominated bills and coins will be issued, with the legacy currencies being completely withdrawn from circulation on June 30, 2002.

    We are in the process of evaluating the impact of the Euro's introduction on our pricing policies, foreign currency hedging tactics, and administrative systems and costs. Based on our evaluation, we do not currently expect the cost of any system modifications to be material and do not expect that the Euro will have a material adverse impact on our business activities, financial condition or overall trends in results of operations.

Quantitative and Qualitative Disclosures About Market Risk

    Our investment portfolio typically consists of short-term securities that have managed maturity schedules. As a result of these factors, a hypothetical 10% move in interest rates would have an insignificant effect on our financial position, results of operations and cash flows. We do not currently use derivative financial instruments in our investment portfolio.

    As a result of the conversion of our Convertible Subordinated Notes in fiscal 2001, we had only $30.7 million in debt at April 1, 2001, most of it at fixed rates. The Tax Ownership Operating Lease related to our manufacturing facilities in Hillsboro has variable, London Interbank Offered Rate (LIBOR)-based payments. However, this synthetic lease is collateralized with investments that have similar, and thus offsetting, interest rate characteristics.

    We are exposed to foreign currency exchange rate risk as a result of international sales, assets and liabilities of foreign subsidiaries, and capital purchases denominated in foreign currencies. We use derivative financial instruments (primarily forward contracts) to help manage our foreign currency exchange exposures. We do not enter in derivatives for trading purposes. We performed a sensitivity analysis for both fiscal 2001 and 2000 and determined that a 10% change in the value of the U.S. dollar would have an insignificant near-term impact on our financial position, results of operations and cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The information required for this item is provided under the caption "Quantitative and Qualitative Disclosures about Market Risk" in Item 7 of this report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Index to Consolidated Financial Statements Covered by Report of Independent Accountants Consolidated Financial Statements included in Item 8:

      Report of Independent Accountants

      Consolidated Balance Sheets at April 1, 2001 and April 2, 2000

      Consolidated Statements of Operations for each of the three fiscal years in the period ended
      April 1, 2001

      Consolidated Statements of Cash Flows for each of the three fiscal years in the period ended
      April 1, 2001

      Consolidated Statements of Stockholders' Equity for each of the three fiscal years in the period ended April 1, 2001

      Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
Integrated Device Technology, Inc.

    In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Integrated Device Technology, Inc. and its subsidiaries at April 1, 2001 and April 2, 2000, and the results of their operations and their cash flows for each of the three years in the period ended April 1, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)2 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Jose, California
April 20, 2001, except for Note 16, which is as of June 28, 2001

Consolidated Balance Sheets

	April 1, 2001	April 2, 2000
	(In thousands, except share amounts)
Assets
Current assets:
Cash and cash equivalents	$397,709	$372,606
Short-term investments—equity securities	17,510	223,906
Other short-term investments	263,110	49,439
Accounts receivable, net of allowance for returns and doubtful accounts of $9,795 and 6,045	94,362	90,957
Inventories, net	75,614	72,279
Deferred tax assets	81,370	22,423
Prepayments and other current assets	25,542	18,207

Total current assets	955,217	849,817
Property, plant and equipment, net	284,702	260,107
Long-term investments	160,273	—
Other assets	70,209	52,258

Total assets	$1,470,401	$1,162,182

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$45,915	$37,294
Accrued compensation and related expenses	53,543	28,530
Deferred income on shipments to distributors	91,374	74,585
Income taxes payable	24,122	3,938
Other accrued liabilities	29,874	31,222
Current portion of long-term obligations	9,658	11,317

Total current liabilities	254,486	186,886
Convertible subordinated notes, net of issuance costs	—	179,550

Long-term obligations	76,018	92,172

Deferred tax liabilities	—	22,423

Commitments and contingencies (Notes 6 and 7)
Stockholders' equity:
Preferred stock; $.001 par value: 10,000,000 shares authorized; no shares issued	—	—
Common stock; $.001 par value: 350,000,000 shares authorized; 104,915,783 and 95,667,128 shares issued and outstanding	105	96
Additional paid-in capital	759,236	421,785
Treasury stock (2,257,500 and no shares)	(73,216)	—
Retained earnings	454,851	39,648
Accumulated other comprehensive income (loss)	(1,079)	219,622

Total stockholders' equity	1,139,897	681,151

Total liabilities and stockholders' equity	$1,470,401	$1,162,182

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations

	Fiscal Year Ended
	April 1, 2001	April 2, 2000	March 28, 1999
	(In thousands, except per share data)
Revenues	$991,789	$701,722	$601,017
Cost of revenues	406,450	364,832	392,748
Restructuring charges, asset impairment and other	—	(4,726)	204,244

Gross profit	585,339	341,616	4,025

Operating expenses:
Research and development	128,749	108,009	143,355
Selling, general and administrative	124,177	117,942	117,805
Merger expenses	—	4,840	974

Total operating expenses	252,926	230,791	262,134

Operating income (loss)	332,413	110,825	(258,109)
Gain on equity investments, net	86,994	11,335	—
Interest expense	(3,134)	(13,967)	(14,787)
Interest income and other, net	46,948	29,293	6,413

Income (loss) before income taxes	463,221	137,486	(266,483)
Provision for income taxes	48,018	6,875	32,456

Net income (loss)	$415,203	$130,611	$(298,939)

Basic net income (loss) per share:	$3.99	$1.44	$(3.42)
Diluted net income (loss) per share:	$3.76	$1.32	$(3.42)
Weighted average shares:
Basic	104,042	90,918	87,397
Diluted	110,287	99,002	87,397

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

	Fiscal Year Ended
	April 1, 2001	April 2, 2000	March 28, 1999
	(In thousands)
Operating activities
Net income (loss)	$415,203	$130,611	$(298,939)
Adjustments:
Depreciation and amortization	90,914	89,045	113,596
Restructuring, asset impairment and other	—	—	179,428
Gain on sale of property, plant and equipment	(668)	(12,042)	—
Deferred tax assets	(100,641)	—	31,578
Gain on equity investments, net	(86,995)	—	—
Changes in assets and liabilities:
Accounts receivable, net	(3,405)	(29,585)	18,042
Inventories, net	(3,335)	(14,631)	17,091
Income tax refund receivable	—	—	7,309
Other assets	(6,914)	14,855	11,993
Accounts payable	8,621	942	(26,035)
Accrued compensation and related expenses	25,013	12,034	(860)
Deferred income on shipments to distributors	16,789	29,550	(13,603)
Income taxes payable	20,184	(3,304)	(53)
Other accrued liabilities	(6,519)	20,009	21,417
Tax benefit from employee stock plans	112,345	5,129	—

Net cash provided by operating activities	480,592	242,613	60,964

Investing activities
QSI net cash used from 10/1/98 to 3/31/99	—	(1,146)	—
Purchases of property, plant and equipment	(116,195)	(84,489)	(111,867)
Proceeds from sale of property, plant and equipment	1,412	44,334	3,137
Purchases of investments	(881,237)	(166,969)	(115,413)
Proceeds from sales of investments	583,745	170,976	131,465

Net cash used for investing activities	(412,275)	(37,294)	(92,678)

Financing activities
Proceeds from issuance of common stock, net	41,681	44,233	9,038
Repurchase of common stock, net	(73,218)	—	(4,787)
Proceeds from secured equipment financing	—	—	31,764
Payments on capital leases and other debt	(11,677)	(21,544)	(15,220)

Net cash (used for) provided by financing activities	(43,214)	22,689	20,795

Net increase (decrease) in cash and cash equivalents	25,103	228,008	(10,919)
Cash and cash equivalents at beginning of period	372,606	144,598	155,517

Cash and cash equivalents at end of period	$397,709	$372,606	$144,598

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$2,145	$13,455	$13,939
Income taxes, net of refunds	17,418	3,798	(12,093)
Non-cash activities:
Conversion of accrued liability to equity	—	—	6,293
Capital lease obligations	—	—	6,497
Conversion of subordinated notes to equity	183,436	—	—

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Stockholders' Equity

	Common Stock				Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital	Treasury Stock			Total Stockholders' Equity	Comprehensive Income (Loss)
	Shares	Amount
	(In thousands)
Balance, March 29, 1998	86,450,587	$86	$359,953	—	$231,342	$(1,353)	$590,028
Repurchase of common stock	(856,000)	(1)	—	(4,630)	—	—	(4,631)
Issuance of common stock	1,827,777	2	6,655	2,992	(718)	—	8,931
Issuance of common stock to extinguish accrued liability	571,731	1	6,292	—	—	—	6,293
Other comprehensive income:
Translation adjustment	—	—	—	—	—	(2,304)	(2,304)	$(2,304)
Unrealized loss on investments, net	—	—	—	—	—	(52)	(52)	(52)
Net loss	—	—	—	—	(298,939)	—	(298,939)	(298,939)

Comprehensive loss								$(301,295)

Balance, March 28, 1999	87,994,095	88	372,900	(1,638)	(68,315)	(3,709)	299,326
Issuance of common stock	7,673,033	8	43,756	1,638	(83)	—	45,319
QSI loss, 10/1/1998 to 3/31/1999	—	—	—	—	(22,565)	—	(22,565)
Tax benefit from stock option transactions	—	—	5,129	—	—	—	5,129
Other comprehensive income:
Translation adjustment	—	—	—	—	—	595	595	$595
Unrealized gain on investments, net	—	—	—	—	—	222,736	222,736	222,736
Net income	—	—	—	—	130,611	—	130,611	130,611

Comprehensive income								$353,942

Balance, April 2, 2000	95,667,128	96	421,785	—	39,648	219,622	681,151
Repurchase of common stock	(2,257,500)	(2)	—	(73,216)	—	—	(73,218)
Issuance of common stock	5,202,551	5	41,676	—	—	—	41,681
Conversion of convertible notes	6,303,604	6	183,430	—	—	—	183,436
Tax benefit from stock option transactions	—	—	112,345	—	—	—	112,345
Other comprehensive income:
Translation adjustment	—	—	—	—	—	791	791	$791
Unrealized loss on investments, net	—	—	—	—	—	(221,492)	(221,492)	(221,492)
Net income	—	—	—	—	415,203	—	415,203	415,203

Comprehensive income								$194,502

Balance, April 1, 2001	104,915,783	$105	$759,236	$(73,216)	$454,851	$(1,079)	$1,139,897

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1 Summary of Significant Accounting Policies

    Nature of Business.  Integrated Device Technology, Inc. ("IDT" or the "Company") designs, develops, manufactures and markets a broad range of high-performance semiconductor products, primarily for communications markets. IDT's products include multi-port and FIFO products, communications application-specific standard products (ASSPs), high-speed SRAMs, and high-performance logic and clock management products.

    Fiscal Year.  The Company's fiscal year ends on the Sunday nearest March 31. Fiscal 2001 and 1999 each included 52 weeks and ended on April 1, 2001 and March 28, 1999, respectively. Fiscal 2000, a 53-week year, ended on April 2, 2000.

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

    In fiscal 2000, IDT consummated the acquisition of Quality Semiconductor, Inc. ("QSI") in a transaction accounted for as a pooling of interests. The financial statements have been retroactively restated to reflect the combined operations of IDT and QSI as if the combination had occurred at the beginning of the earliest period presented (see Note 2). There were no significant differences between the accounting policies of IDT and QSI.

    Certain reclassifications have been made to prior-year balances, none of which affected the Company's financial position or results of operations, to present the financial statements on a consistent basis.

    Cash Equivalents and Investments.  Cash equivalents are highly liquid investments with original maturities of three months or less at the time of acquisition or with guaranteed on-demand buy-back provisions. Short-term investments, other than equity securities, have remaining maturities of less than one year and are valued at amortized cost, which approximates fair market value. Long-term investments consist of debt securities with remaining maturities of greater than one year.

    The Company's investments are classified as available-for-sale at April 1, 2001 and April 2, 2000. Investment securities classified as available-for-sale are reported at market value, and net unrealized gains or losses are recorded in accumulated comprehensive income, a separate component of stockholders' equity, until realized. Realized gains and losses are computed based upon specific identification and are included in interest income and other, net. Management evaluates investments on a regular basis to determine if an other than temporary impairment has occurred. Losses related to declines in value judged to be other than temporary are included in gain on equity investments, net. Management determines the appropriate classification of debt and equity securities at the time of purchase and reassesses the classification at each reporting date.

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

    Revenue Recognition.  Revenues from product sales are generally recognized when persuasive evidence of an arrangement exists, the price is fixed or determined, collection is reasonably assured and transfer of title has occurred. A reserve is provided for estimated returns and discounts. A portion of the Company's sales are made to distributors under agreements that allow certain rights of return and price protection on products unsold by the distributors. Related revenues and costs of revenues thereon are deferred until the products are resold by the distributors. Revenues related to licensing agreements are recognized ratably over the lives of the related patents (see Note 14).

    In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles (GAAP) to revenue recognition. The Company adopted SAB 101 in the fourth quarter of fiscal 2001, effective as of the beginning of the year, with no material effects on IDT's financial position or results of operations.

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

    Net Income (Loss) Per Share.  Basic and diluted net income (loss) per share are computed using weighted-average common shares outstanding. Dilutive net income per share also includes the effect of stock options and convertible debt. The following table sets forth the computation of basic and diluted net income (loss) per share:

	Fiscal Year Ended
	April 1, 2001	April 2, 2000	March 28, 1999
	(In thousands except per share amounts)
Basic:
Net income (loss) (numerator)	$415,203	$130,611	$(298,939)

Weighted average shares outstanding (denominator)	104,042	90,918	87,397

Net income (loss) per share	$3.99	$1.44	$(3.42)

Diluted:
Net income (loss) (numerator)	$415,203	$130,611	$(298,939)

Weighted average shares outstanding	104,042	90,918	87,397

Net effect of dilutive stock options	6,245	8,084	—

Total shares (denominator)	110,287	99,002	87,397

Net income (loss) per share	$3.76	$1.32	$(3.42)

    Total stock options outstanding, including antidilutive options, were 14.0 million, 14.7 million and 19.4 million at fiscal year-ends 2001, 2000 and 1999, respectively. The Company's convertible debt was not dilutive in any of the periods presented.

    Comprehensive Income (Loss).  Comprehensive income (loss) is defined as the change in equity during a period from non-owner sources.

    The components of accumulated other comprehensive income (loss) were as follows:

	April 1, 2001	April 2, 2000	March 29, 1999
	(in thousands)
Cumulative translation adjustments	$(2,271)	$(3,062)	$(3,657)
Unrealized gain (loss) on investments, net	1,192	222,684	(52)

	$(1,079)	$219,622	$(3,709)

    Unrealized gain on investments, net for fiscal 2001 includes $222.7 million in reclassification adjustments related to the investment transactions described in Note 15.

    Translation of Foreign Currencies.  For subsidiaries whose functional currency is the local currency, gains and losses resulting from translation of foreign currency financial statements into U.S. dollars are recorded as a separate component of comprehensive income (loss). For subsidiaries where the functional currency is the U.S. dollar, gains and losses resulting from the process of remeasuring foreign currency financial statements into U.S. dollars are included in other income. The effects of foreign currency exchange rate fluctuations have not been material.

    Fair Value Disclosures of Financial Instruments.  Fair values of cash, cash equivalents and short-term investments other than equity securities approximate cost due to the short period of time until maturity. Fair values of long-term investments, long-term debt and currency forward contracts are based on quoted market prices or pricing models using current market rates.

    Concentration of Credit Risk.  The Company sells integrated circuits to original equipment manufacturers (OEMs), distributors and contract electronics manufacturers (CEMs) primarily in the United States, Europe and the Far East. The Company performs on-going credit evaluations of its customers' financial condition and limits the amount of credit extended when deemed necessary and generally does not require collateral. Management believes that risk of loss is significantly reduced due to the diversity of its products, customers and geographic sales areas. The Company maintains a provision for potential credit losses. Write-offs of accounts receivable were insignificant in each of the three years ended April 1, 2001.

    One CEM's receivable balance represented 17% and 10% of total accounts receivable at April 1, 2001 and April 2, 2000, respectively, and one distributor's receivable balance represented 10% of total accounts receivable at April 2, 2000. If the financial condition or operating results of these customers were to deteriorate below critical levels, the Company's operating results could be adversely affected.

    Stock-based Compensation Plans.  The Company accounts for its stock option plans and employee stock purchase plan in accordance with provisions of the Accounting Principles Board's (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company provides additional pro forma disclosures in Note 8.

    New Accounting Pronouncements.  The Company will adopt SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, as of the beginning of fiscal 2002. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The initial adoption of SFAS No. 133 will not have a material effect on the Company's financial statements.

    In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB 25," which was effective July 1, 2000. FIN 44 addresses issues relating to stock-based compensation, including the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequences of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. The adoption of this interpretation did not have a material effect on the Company's financial position or results of operations.

    Products and Markets.  The Company operates in two segments (See Note 11) within the semiconductor industry. Significant technological changes in the industry could adversely affect operating results. The semiconductor industry is highly cyclical and has been subject to significant downturns at various times that have been characterized by diminished product demand, production overcapacity and accelerated erosion of average selling prices. Therefore, the average selling price the Company receives for industry-standard products is dependent upon industry-wide demand and capacity, and such prices have historically been subject to rapid change. While the Company considers industry technological change and industry-wide demand and capacity in estimating necessary allowances, such estimates could change in the future.

Note 2 Business Combination

    In fiscal 2000, IDT completed the acquisition of QSI, which had been engaged in the design, development and marketing of high-performance logic and networking semiconductor products.

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

    Because the fiscal year ends of the two companies differed, the statements of operations data for QSI have been recast by combining IDT's fiscal year ended March 28, 1999 with QSI's fiscal year ended September 30, 1998. QSI's net loss of $22.6 million for the period October 1, 1998 through March 31, 1999 was recorded as a decrease to stockholders' equity for the year ended April 2, 2000.

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

Fiscal Year Ended March 28, 1999
(In thousands)
Revenues:
IDT	$540,199
QSI	60,818

Combined	$601,017

Net loss:
IDT	$(283,605)
QSI	(15,334)

Combined	$(298,939)

Note 3 Balance Sheet Components

Inventories, Net

	April 1, 2001	April 2, 2000
	(in thousands)
Raw materials	$9,586	$6,102
Work-in-process	45,601	43,632
Finished goods	20,427	22,545

	$75,614	$72,279

Property, Plant and Equipment

	April 1, 2001	April 2, 2000
	(in thousands)
Land	$8,503	$8,503
Machinery and equipment	928,316	848,566
Building and leasehold improvements	93,173	83,256
Construction-in-progress	1,928	567

	1,031,920	940,892
Less accumulated depreciation and amortization	(747,218)	(680,785)

	$284,702	$260,107

Short-term Investments

	April 1, 2001	April 2, 2000
	(in thousands)
U.S. government agency securities	$14,931	$12,427
State and local government securities	155,100	76,000
Corporate debt instruments	316,042	277,991
Equity securities	17,510	223,906
Bank CDs and money market instruments	163,828	43,069

Total debt and equity securities	667,411	633,393
Less cash equivalents	(386,791)	(360,048)

Short-term investments	$280,620	$273,345

Long-term Investments

	April 1, 2001	April 2, 2000
	(in thousands)
State and local government securities	$17,660	$—
Corporate debt instruments	142,613	—

Long-term investments	$160,273	$—

    At April 1, 2001, maturities for long-term investments ranged from one to five years.

Note 4 Restructuring Charges, Asset Impairment and Other

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

Note 5 Debt

    The Company had no short-term borrowings, other than the current portion of long-term debt, during the two fiscal years ended April 1, 2001. Information regarding the Company's obligations under long-term debt and capital leases and equipment financing arrangements is presented below:

	April 1, 2001	April 2, 2000
	(in thousands)
Mortgage payable bearing interest at 9.625% due in monthly installments of $142 including interest through April 1, 2005, secured by related property and improvements	$5,736	$6,831
Capital leases and equipment financing arrangements at rates ranging from 2.125% to 8.5%, with maturities through August 2005	24,950	35,168
5.5% Convertible Subordinated Notes	—	179,550

	30,686	221,549
Less current portion	(9,658)	(11,317)

	$21,028	$210,232

    Future payments under these obligations are summarized as follows:

	Long-term debt	Capital leases and equipment financing agreements
	(in thousands)
Fiscal Year 2002	$1,704	$9,280
2003	1,704	6,429
2004	1,704	5,111
2005	1,704	4,470
2006 and thereafter	141	1,224
Less amount representing interest	(1,221)	(1,564)

Total	$5,736	$24,950

    Obligations under capital leases and equipment financing arrangements are collateralized by the related assets. The Company leased total assets of approximately $56.3 million at both April 1, 2001 and April 2, 2000. Accumulated depreciation on these assets was approximately $49.2 million and $44.3 million at April 1, 2001 and April 2, 2000, respectively.

    In April 2000, the Company called for redemption of its 5.5% Convertible Subordinated Notes ("Notes"), effective May 15, 2000. Substantially all holders elected to convert their Notes into IDT common stock. As a result of the conversion, shares outstanding increased by approximately 6.3 million and stockholders' equity increased by $183.4 million. The Company paid $0.4 million to holders who selected the cash option.

    During fiscal 2001, interest and other expenses attributable to the Notes totaled $0.8 million, net of taxes. During fiscal 2000, these expenses were $9.6 million, net of taxes.

    The fair value of the mortgage payable, based on current rates and time to maturity, was $6.1 million at April 1, 2001.

Note 6 Commitments

    The Company leases most of its administrative and some of its manufacturing facilities under operating lease agreements which expire at various dates through fiscal 2008.

    During fiscal 2000, the Company renegotiated its $64 million Tax Ownership Operating Lease and extended the lease term to May 2005. The lease relates to the Company's wafer fabrication facility in Hillsboro, Oregon. Monthly rent payments under the lease vary based on the London Interbank Offering Rate (LIBOR). Under the terms of the transaction, the Company earns interest income, also based on LIBOR, on its 79% purchase interest in the rental stream.

    The Company is required to maintain a deposit of $50.6 million with the lessor. The Company can, at its option, acquire the leased assets at original cost or, at the end of the lease, arrange for them to be acquired by others. In the event of a decline in asset residual value at lease termination, the Company could incur a liability of up to the amount of the purchase interest, or $50.6 million. In addition, the Company must comply with certain financial covenants.

    As of April 1, 2001, the aggregate future minimum rent commitments under all operating leases, including the Hillsboro facility, were as follows (in thousands): $28,266 (2002), $19,806 (2003), $13,542 (2004), $11,336 (2005), $6,371 (2006) and $4,950 (2007 and thereafter). Rent expense for the years ended April 1, 2001, April 2, 2000 and March 28, 1999 totaled approximately $26.5 million, $23.3 million and $21.4 million, respectively.

    As of April 1, 2001, two significant, secured standby letters of credit were outstanding. The first letter ($7.1 million, expiring in September 2001) is required for customs bonds related to international sales. The second letter ($2.5 million, expiring in October 2002) is required as collateral enhancement for a mortgage. The Company also has foreign exchange facilities used for hedging arrangements with several banks that allow the Company to enter into foreign exchange contracts of up to $85 million, of which $32 million was available at April 1, 2001.

    As of April 1, 2001, the Company had outstanding commitments of approximately $13 million for equipment purchases.

Note 7 Litigation

    From time to time, the Company is subject to other legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of patents and other intellectual property rights. The Company is not currently aware of any legal proceedings that the Company believes may have, individually or in the aggregate, a material adverse effect on the Company's financial condition or results of operations.

    During the normal course of business, the Company is notified of claims that it may be infringing on patents issued to other parties. Should the Company elect to enter into license agreements with other parties or should the other parties resort to litigation, the Company may be obligated in the future to make payments or to otherwise compensate these third parties, which could have an adverse effect on the Company's financial condition or results of operations.

Note 8 Stockholders' Equity

    Stock Option Plans.  Shares of common stock reserved for issuance under the Company's stock option plans include 13,500,000 shares under the 1994 Employee Stock Option Plan, 12,500,000 shares under the 1997 Employee Stock Option Plan, and 108,000 shares under the 1994 Director Stock Option Plan. At April 1, 2001, a total of 7,286,000 options were available but unissued under these plans. Also outstanding and exerciseable at April 1, 2001 were options initially granted under previous stock option plans which have not been canceled or exercised.

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

    In connection with the merger with QSI (see Note 2), the Company assumed the stock option plans of QSI. No additional options will be granted under these assumed plans.

    Following is a summary of the Company's stock option activity and related weighted average exercise prices for each category:

	Fiscal 2001		Fiscal 2000		Fiscal 1999
	Shares	Price	Shares	Price	Shares	Price
	(shares in thousands)
Beginning options outstanding	14,743	$8.97	19,401	$6.30	18,034	$8.88
Granted	5,173	46.01	5,165	13.66	16,986	6.88
Exercised	(4,956)	6.85	(6,776)	5.65	(640)	4.14
Canceled	(1,561)	15.28	(3,047)	7.29	(14,979)	10.17

Ending options outstanding	13,399	$23.32	14,743	$8.97	19,401	$6.30
Ending options exerciseable	4,421	$9.13	5,997	$6.50	4,259	$4.06

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

    Following is summary information about stock options outstanding at April 1, 2001:

	Options Outstanding
		Weighted Average Remaining Contractual Life (in years)		Options Exerciseable
Range of Exercise Prices	Number Outstanding		Weighted Average Exercise Price	Number Exerciseable	Weighted Average Exercise Price
(shares in thousands)
$ 1.81 - $ 6.19	763	3.2	$4.31	502	$3.95
6.44 - 7.63	5,932	4.7	7.25	3,249	7.18
8.00 - 18.56	626	5.1	12.95	235	12.40
19.06 - 40.13	2,341	6.2	30.67	434	27.83
43.38 - 43.38	2,722	6.3	43.38	1	43.38
43.50 - 95.94	1,015	6.5	67.15	—	68.51

    Employee Stock Purchase Plan.  The Company is authorized to issue up to 8,500,000 shares of its common stock under its 1984 Employee Stock Purchase Plan (ESPP). All domestic employees are eligible to participate. Prior to October 2, 2000, the purchase price of the stock was 85% of the lower of the closing price at the beginning or at the end of each offering period. Effective October 2, 2000, the purchase price is 85% of the lower of the closing price at the beginning of the twelve-month offering period or at the end of each three-month participation period. Following is a summary of activity under the Company's ESPP:

	Fiscal 2001	Fiscal 2000	Fiscal 1999
	(shares in thousands)
Number of shares issued	247	806	1,207
Average issuance price	$31.36	$7.29	$5.28
Number of shares available at year-end	1,848	2,095	1,401

    Pro Forma Information.  Under SFAS No. 123, the Company is required to estimate the fair value of each option on the date of grant. Option valuation models, such as the Black-Scholes model, were developed in order to value freely traded options. Unlike traded options, the Company's stock option awards have vesting restrictions and are generally not transferable. Models such as Black-Scholes also require highly subjective assumptions, including future stock price volatility. The calculated fair value of an option on the grant date is highly sensitive to changes in these subjective assumptions.

    The Company has applied the Black-Scholes model to estimate the grant-date fair value of stock options, including shares issued under ESPP, based upon the following weighted average assumptions:

Employee stock options

	Fiscal 2001	Fiscal 2000	Fiscal 1999
Expected life (in years)	4.03	4.14	3.27
Risk-free interest rate	6.2%	5.7%	5.3%
Volatility	83.0%	65.0%	62.0%
Dividend yield	0.0%	0.0%	0.0%

ESPP shares

	Fiscal 2001	Fiscal 2000	Fiscal 1999
Expected life (in years)	0.57	.25	.25
Risk-free interest rate	6.0%	4.8%	4.8%
Volatility	115.0%	65.0%	62.0%
Dividend yield	0.0%	0.0%	0.0%

    The weighted average estimated fair value of stock options granted during fiscal 2001, 2000 and 1999 was $29.12, $7.30 and $3.21, respectively. The weighted average estimated fair value of shares granted under the ESPP during fiscal 2001, 2000 and 1999 was $23.53, $3.34 and $2.01, respectively. The Company's pro forma information for the three years ended April 1, 2001, which assumes amortization of the estimated fair values over the options' vesting periods, follows:

	Fiscal 2001	Fiscal 1999	Fiscal 2000
	(in thousands, except per share amounts)
Pro forma net income (loss)	$374,248	$110,043	$(332,885)
Pro forma basic earnings (loss) per share	$3.60	$1.21	$(4.05)
Pro forma diluted earnings (loss) per share	3.39	1.11	(4.05)

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

    Stock Repurchase Program.  In November 2000, the Company's Board of Directors authorized the repurchase of up to five million shares of IDT common stock. The Company repurchased 2,257,500 shares at an approximate aggregate cost of $73.2 million during fiscal 2001. The repurchases were recorded as treasury stock and resulted in a reduction of stockholders' equity. The Company uses a first-in, first-out method for the reissuance of treasury shares and any excess of repurchase cost over reissuance price will be recorded as a reduction of retained earnings.

    The Company repurchased 856,000 shares at an approximate aggregate cost of $4.6 million during fiscal 1999 under an earlier Board of Directors authorization. The Company completed the reissuance of these treasury shares in conjunction with IDT's stock option and employee stock purchase plans in fiscal 2000.

    Other.  In fiscal 1999, the Company issued 571,731 shares of its common stock to settle a liability under an existing cross licensing arrangement. The settlement was valued at approximately $6.3 million and was recorded as additional paid-in capital.

Note 9 Employee Benefits Plans

    Under the Company's Profit Sharing Plan, all eligible employees receive profit sharing contributions of 6% (7% in fiscal 2000 and 1999) of pretax earnings in cash, and an additional 1% of pretax earnings is divided equally among all domestic employees and contributed to the Company's 401(k) plan. The contributions for fiscal 2001, 2000 and 1999 for this plan were $32.4 million, $11.0 million and $0.3 million, respectively.

    The Company pays an annual cash bonus to certain executive officers and other key employees based on profitability and individual performance. For fiscal 2001, 2000 and 1999, the amount accrued under the bonus plan was 6% of operating income, or $19.9 million, $7.8 million and none, respectively.

    The Company sponsors a 401(k) retirement plan under which full-time domestic employees may contribute portions of their annual income, subject to limitations imposed by the Internal Revenue Code. The Company paid approximately $2.5 million in matching contributions under the plan in fiscal 2001 (none in 2000 or 1999).

    In fiscal 2001, the Company established a non-qualified deferred compensation plan, which allows executive officers and other key employees to defer salary, bonus and related payments. The Company did not incur significant costs for this plan in fiscal 2001.

Note 10 Income Taxes

    The components of income (loss) before provision (benefit) for income taxes were as follows:

	Fiscal Year Ended
	April 1, 2001	April 2, 2000	March 28, 1999
United States	$436,270	$108,555	$(266,529)
Foreign	26,951	28,931	46

	$463,221	$137,486	$(266,483)

    The provision for income taxes consisted of the following:

	Fiscal Year Ended
	April 1, 2001	April 2, 2000	March 28, 1999
	(in thousands)
Current:
United States	$140,777	$3,930	$(260)
State	3,294	88	—
Foreign	4,889	2,857	1,138

	148,960	6,875	878

Deferred:
United States	(79,401)	—	31,505
State	(20,896)	—	622
Foreign	(645)	—	(549)

	(100,942)	—	31,578

Provision for income taxes	$48,018	$6,875	$32,456

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of deferred tax assets and liabilities were as follows:

	April 1, 2001	April 2, 2000
	(in thousands)
Deferred tax assets:
Deferred income on shipments to distributors	$43,926	$26,249
Non-deductible accruals and reserves	27,599	23,752
Capitalized inventory and other expenses	992	1,228
Net operating loss & credit carryforwards	10,503	31,803
Impairment loss and restructuring reserves	8,233	29,981
Deferred licensing revenue	9,876	11,574
Equity earnings in affiliates	13,805	13,262
Other	8,587	4,264

	123,521	142,113

Deferred tax liabilities:
Depreciation and amortization	—	(1,230)
Unrealized gain on equity securities	(7,889)	(89,074)

	(7,889)	(90,304)

Valuation allowance	(15,475)	(51,809)

Net deferred tax assets	$100,157	$—

    As of April 1, 2001, the Company released all of the prior-year valuation allowance for its net deferred tax assets, with the exception of certain net operating loss carryforwards, tax credits carryforwards and certain other items, all relating to QSI, because of the Company's profitability in fiscal 2001 and expectations of future profitability. The decrease in valuation allowance for deferred tax assets in fiscal 2001 was approximately $36.3 million.

    A reconciliation between the statutory U.S. income tax rate of 35% and the actual effective income tax rate is as follows:

	Fiscal Year Ended
	April 1, 2001	April 2, 2000	March 28, 1999
	(in thousands)
Provision (benefit) at U.S. statutory rate	35.0%	35.0%	35.0%
Differences in U.S. and foreign taxes	(1.0)	(5.0)	(0.2)
General business credits	(1.5)	(3.3)	2.1
Tax exempt interest	0.0	0.0	0.0
State tax, net of federal benefit	3.5	0.2	4.8
Valuation allowance	(7.8)	(85.4)	(52.1)
Net operating loss carryback limitation	—	—	(2.6)
Deferred gains on investments	(17.7)	64.8	(0.1)
Other	(0.1)	(1.3)	0.9

Provision for income tax rate	10.4	5.0	(12.2)

    A Malaysian law change exempted the Company's Malaysia subsidiary from any income tax obligation for fiscal 1999. Under Malaysian law, in fiscal 2001 and past years, the Company generated certain tax incentive benefits and expects that a portion of these benefits will be available in years after fiscal 2001 to reduce its local tax obligations below the 28% statutory rate.

    The Company's manufacturing subsidiary in the Philippines operates under a tax holiday which expires in September 2002.

    The Company's intention is to permanently reinvest a portion of its foreign subsidiary earnings, while it intends to remit as a dividend to the U.S. parent company, at some future date, the remainder of these earnings. Accordingly, U.S. taxes have not been provided on approximately $59.7 million of permanently reinvested foreign subsidiary earnings. U.S. taxes have been provided, pursuant to APB Opinion No. 23, on $27.1 million in foreign subsidiary earnings that are intended to be remitted as a dividend at some future date. Upon distribution of foreign subsidiary earnings in the form of dividends or otherwise, the Company will be subject to both U.S. income taxes and various foreign country withholding taxes.

    As of April 1, 2001, the Company had federal and state net operating loss carryforwards of approximately $20.0 million and $7.4 million, respectively, which will expire in the years 2002 through 2018 if not utilized. In addition, the Company had approximately $0.4 million of federal research and development tax credit carryforwards, which expire in various years between fiscal years 2016 and 2019. The Company also had available approximately $2.7 million of state income tax credit carryforwards having no expiration date.

    Examination by the IRS of the Company's income tax returns for the fiscal years 1995 and 1996, which began in fiscal 1998, was finalized during fiscal 2001. The finalization of the audit also included a settlement on a limited number of issues with respect to the Company's 1994, 1997, and 1998 fiscal years. The total audit settlement did not have any material adverse impact on the Company's financial condition or results of operations.

Note 11 Segment Reporting

    The Company operated in two segments during fiscal 2001: (1) Communications and High-Performance Logic and (2) SRAMs and Other. The Communications and High-Performance Logic segment includes FIFOs and multi-ports, communications applications-specific standard products (ASSPs) and high-performance logic and clock management devices. The SRAMs and Other segment consists mainly of high-speed SRAMs. During fiscal 1999-2000, the Company also operated in a third segment, x86

Microprocessors. In fiscal 2000, the Company completed the sale of x86 intellectual property and its Centaur design subsidiary and subsequently wound down the operations of its x86 business.

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

    IDT's segments offer different products. Products that fall under the two segments are manufactured using different levels of process technology. A significant portion of the wafers produced for the SRAMs and Other segment are fabricated at IDT's technologically advanced, eight-inch wafer production facility in Hillsboro, Ore. Most wafers for the Communications and High-Performance Logic segment are produced at IDT's older, six-inch facility located in Salinas, Calif.

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

    One distributor represented 14%, 19% and 22% of net revenues for fiscal 2001, 2000 and 1999, respectively. One CEM customer accounted for 11% of net revenues in fiscal 2001.

    The tables below provide information about the reportable segments for fiscal 2001, 2000 and 1999.

  Segment Revenues

	Fiscal Year Ended
	April 1, 2001	April 2, 2000	March 28, 1999
	(in thousands)
Communications and High-Performance Logic	$683,729	$497,777	$442,787
SRAMs and Other	308,060	194,605	126,505
x86 Microprocessors	—	9,340	31,725

Total revenues	$991,789	$701,722	$601,017

  Segment Profit (Loss)

	Fiscal Year Ended
	April 1, 2001	April 2, 2000	March 28, 1999
	(in thousands)
Communications and High-Performance Logic	$255,194	$125,357	$89,195
SRAMs and Other	77,219	(9,163)	(101,816)
x86 Microprocessors	—	(10,095)	(21,562)
Restructuring charges, asset impairment and other	—	4,726	(204,244)
Other nonrecurring costs	—	—	(19,682)
Interest expense	(3,134)	(13,967)	(14,787)
Interest income and other, net	133,942	40,628	6,413

Income (loss) before income taxes	$463,221	$137,486	$(266,483)

    The Company's significant operations outside of the United States include manufacturing facilities in Malaysia and the Philippines and sales subsidiaries in Japan, Asia Pacific and Europe. Revenues from unaffiliated customers by geographic area, based on the customers' shipment locations, were as follows:

	Fiscal Year Ended
	April 1, 2001	April 2, 2000	March 28, 1999
	(in thousands)
North America	$572,754	$434,452	$379,076
Europe	187,947	123,728	113,533
Japan	122,338	76,209	48,674
Asia Pacific	108,750	67,333	59,734

Total revenues	$991,789	$701,722	$601,017

    The Company's long-lived assets consist primarily of property, plant and equipment, which are summarized below by geographic area:

	April 1, 2001	April 2, 2000
	(in thousands)
United States	$217,161	$187,967
Malaysia	30,498	34,734
Philippines	35,689	36,700
All other countries	1,354	706

Total property, plant and equipment, net	$284,702	$260,107

Note 12 Related Party Transactions

    In August 2000, PMC-Sierra, Inc. (PMC), completed a merger with Quantum Effect Devices, Inc. ("QED") a company in which the Company held an equity interest. A stockholder and former director of the Company also held an equity interest in QED. In connection with the merger, the Company received 1,082,620 shares of PMC common stock in exchange for its interest in QED. In the second quarter of fiscal 2001, the Company recorded a pretax net gain of $240.9 million based on the closing price of PMC common stock on the date of the merger.

    The Company paid royalty expenses of $2.6 million, $3.2 million and $3.1 million to QED in fiscal 2001, 2000 and 1999, respectively.

    Earlier in fiscal 2000, the Company sold a portion of its equity interest in connection with QED's initial public offering. IDT recognized a pretax gain of $11.3 million which was included in gain on equity investments, net.

    The Company holds an equity interest of approximately 31% on a diluted basis in Clear Logic, Inc., a corporation founded by a former IDT executive officer. The Company's losses associated with the operating results of Clear Logic were none, $14.8 million and $11.1 million in fiscal 2001, 2000 and 1999, respectively; these amounts are reported as interest income and other, net. The Company increased its investment by $10.0 million and $6.0 million in fiscal 2000 and 1999, respectively. IDT's investment in Clear Logic has now been fully amortized and the Company does not expect to record additional losses related to Clear Logic's operations in future periods.

    During fiscal 2001, as part of a severance agreement, the Company transferred Clear Logic shares valued at $0.4 million to Leonard C. Perham, IDT's former president and chief executive officer.

    During fiscal 1999, the Company also extended a secured loan to Clear Logic in the amount of $3.0 million. At the end of the fourth quarter of fiscal 2001, the Company recorded an impairment loss of $0.9 million on the outstanding balance of $1.5 million, based on Clear Logic's financial condition and a decline in the value of the secured assets.

    During fiscal 1998, a then-director of IDT acted as an uncompensated agent on behalf of a subsidiary of the Company in acquiring parcels of land for future corporate development. In fiscal 2000, that subsidiary sold the land at its acquisition price (approximately $11.5 million) to Acquisition Technology, Inc., of which the former director is president.

Note 13 Derivative Financial Instruments

    IDT transacts business in various foreign currencies and is subject to risks associated with fluctuating foreign exchange rates. The Company has established hedging programs, consisting primarily of foreign exchange forward contracts, to minimize the impact of foreign currency exchange rate movements on its operating results and on the cost of capital equipment purchases. The Company does not enter into derivative instruments for speculative or trading purposes.

    Foreign exchange contracts are used to hedge against the short-term impact of currency fluctuations on certain assets or liabilities denominated in foreign currencies. Gains and losses on these contracts are included in income as the exchange rates change; however, such gains and losses are offset by gains and losses on the underlying assets or liabilities being hedged.

    Forward exchange contracts related to firm purchase and sales commitments are considered identifiable hedges, and realized and unrealized gains and losses are deferred until settlement of the underlying commitments. At April 1, 2001 and April 2, 2000, deferred gains and losses were not material.

    The Company's forward exchange contracts generally mature within 12 months. At April 1, 2001, IDT had contracts for the sale of $39.4 million and purchase of $14.0 million of foreign currencies at fixed rates. Contracts in a net sale position consisted mainly of Japanese yen (88% of net contract value). These contracts were partially offset by contracts in a net purchase position, which consisted mainly of Japanese yen and the Euro (39% and 38% of net contract value, respectively.). IDT had contracts for the sale of $47.6 million and the purchase of $30.4 million of foreign currencies at April 2, 2000.

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

Note 14 Licensing Agreements

    In fiscal 2000, the Company completed the sale of x86 intellectual property and its Centaur x86 microprocessor design subsidiary to VIA Technologies Inc. ("Via"), a Taiwanese company, and its partners for an aggregate amount of $31 million. The design subsidiary consisted mainly of x86-related employees and property, plant and equipment. IDT and Via also entered into a patent cross license agreement relating to certain IDT patents under which IDT received $20 million. The Company recorded a pretax gain of $19.6 million, net of transaction costs. The Company also deferred $20.0 million in future revenue related to the cross license agreement, which is being recognized ratably over the remaining average life of the patents, which approximates seven years.

    In fiscal 2000, the Company also entered into an intellectual property cross-license agreement with Intel Corporation for $20.5 million, $8.5 million of which was recognized as revenue during the quarter ended September 26, 1999. The remaining cross license fee is being recognized ratably over the average remaining life of the patents, which approximates seven years.

Note 15 Gain on Equity Investments, Net

    During the second quarter of fiscal 2001, as a result of the merger between PMC and QED, we exchanged our QED shares for shares of PMC. As required by generally accepted accounting principles, we recorded a pretax net gain of $240.9 million based on the $238.06 closing share price of PMC on August 24, 2000, the date of the merger.

    In the third quarter of fiscal 2001, we sold 375,000 of our PMC shares, receiving $76.5 million in proceeds and recognizing a pretax net loss of $11.9 million.

    In the fourth quarter of fiscal 2001, we recorded a $141.9 million impairment charge for certain equity investments, principally our investment in PMC, that we judged to have experienced an other than temporary decline in value.

    In fiscal 2000, we sold a portion of our QED shares and recorded a pretax gain of $11.3 million.

Note 16 Subsequent Events

    On April 18, 2001, the Company acquired Newave Semiconductor Corp. ("Newave"), a privately held designer and marketer of integrated circuits for the telecommunications market. Newave was based in Santa Clara, Calif., with design operations in Shanghai, China. The Company paid approximately $73.2 million in cash and assumed options with a fair value of approximately $12.9 million. The transaction will be accounted for using the purchase method of accounting.

    On June 8, 2001, the Company repaid its mortgage loan payable. The Company paid approximately $5.7 million, including a 5% prepayment premium, to retire this debt.

    On June 13, 2001, as a result of weak business conditions, the Company announced plans for a reduction in force. The Company will record a $2.5 million charge, principally related to severance and other costs, in the first quarter of fiscal 2002. The reduction in force is expected to consist of approximately 900 employees, primarily in the Company's manufacturing facilities in Malaysia and the Philippines.

    On June 28, 2001, Monolithic System Technology, Inc. ("MoSys") completed an initial public offering at approximately $10 per share. The Company's carrying value for its approximately 2.6 million MoSys shares was previously zero. The shares are subject to a six-month sales restriction.

SUPPLEMENTARY FINANCIAL INFORMATION (UNAUDITED) QUARTERLY RESULTS OF OPERATIONS

	Fiscal Year Ended April 1, 2001
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Revenues	$231,255	$268,748	$278,889	$212,897
Gross profit	133,416	162,595	171,731	117,597
Net income	62,391	291,090	89,410	(27,688)
Basic earnings per share	0.62	2.78	0.84	(0.26)
Diluted earnings per share	0.58	2.60	0.80	(0.25)
	Fiscal Year Ended April 2, 2000
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$153,981	$173,544	$176,698	$197,499
Restructuring charges, asset impairment and other	—	—	(3,783)	(943)
Gross profit	68,369	84,298	88,993	99,956
Net income	8,478	40,467	31,231	50,435
Basic earnings per share	0.10	0.45	0.34	0.54
Diluted earnings per share	0.09	0.41	0.31	0.49

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this Item with respect to the Company's Directors is incorporated herein by reference from the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended April 1, 2001, and the information required by this item with respect to the Company's executive officers is incorporated herein by reference from the section entitled "Executive Officers of the Registrant" in Part I, Item 4A of this Report.

    The information concerning compliance with Section 16 of the Securities Exchange Act of 1934 is incorporated herein by reference from the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this Item is incorporated herein by reference from the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item is incorporated herein by reference from the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item is incorporated herein by reference from the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)
  1. Financial Statements

      The financial statements (including the notes thereto) listed in the Index to Consolidated Financial Statements (set forth in Item 8 of Part II of this Form 10-K) are filed as part of this Annual Report on Form 10-K

  (a)
  2. Financial Statement Schedules

    The following are filed as part of this Annual Report on Form 10-K:

        Financial Statement Schedule II—Valuation and Qualifying Accounts

        All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements or notes thereto.

3.
(a) Listing of Exhibits

Exhibit No.	Description	Page
2.1*	Agreement and Plan of Reorganization dated as of October 1, 1996, by and among the Company, Integrated Device Technology Salinas Corp. and Baccarat Silicon, Inc. (previously filed as Exhibit 2.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 1996).
2.2*	Agreement of Merger dated as of October 1, 1996, by and among the Company, Integrated Device Technology Salinas Corp. and Baccarat Silicon, Inc. (previously filed as Exhibit 2.2 to the Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 1996).
2.3*	Agreement and Plan of Merger, dated as of November 1, 1998, by and among the Company, Penguin Acquisition, Inc. and Quality Semiconductor, Inc. (previously filed as Exhibit 2.03 to the Registration Statement on Form S-4 filed on March 24, 1999).
3.1*	Restated Certificate of Incorporation (previously filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended October 2,2000).
3.2*	Certificate of Amendment of Restated Certificate of Incorporation (previously filed as Exhibit 3(a) to the Registration Statement on Form 8 dated March 28, 1989).
3.3*	Certificate of Amendment of Restated Certificate of Incorporation (previously filed as Exhibit 4.3 to the Registration Statement on Form S-8 (File Number 33-63133) filed on October 2, 1995).
3.4*	Certificate of Designations specifying the terms of the Series A Junior Participating Preferred Stock of IDT, as filed with the Secretary of State of Delaware (previously filed as Exhibit 3.6 to the Registration Statement on Form 8-A filed December 23, 1998).
3.5*	Bylaws of the Company, as amended and restated effective December 21, 1998 (previously filed as Exhibit 3.2 to the Quarterly Report on Form 10-Q for the fiscal quarter ended December 27, 1998).
4.1*	Rights Agreement dated December 21, 1998 between the Company and BankBoston, N.A., as Rights Agent (previously filed as Exhibit 4.1 to the Registration Statement on Form 8-A filed December 23, 1998).
4.2*	Form of Indenture between the Company and The First National Bank of Boston, as Trustee, including Form of Notes (previously filed as Exhibit 4.6 to the Registration Statement on Form S-3 (File number 33-59443).
10.1*	Second Amendment to Lease dated September 1999 between the Company and Morton and Jeanette Rude Trust relating to 2975 Stender Way, Santa Clara, California (previously filed as Exhibit 10.1 to the Annual Report on Form 10-K for the fiscal year ended April 2, 2000).
10.2*	Third Amendment to Lease dated August 1999 between the Company and Spieker Properties L.P. relating to 3001 Stender Way, Santa Clara, California (previously filed as Exhibit 10.2 to the Annual Report on Form 10-K for the fiscal year ended April 2, 2000).
10.3*	Lease dated September 1999 between the Company and S.I. Hahn LLC relating to 2972 Stender Way, Santa Clara, California (previously filed as Exhibit 10.3 to the Annual Report on Form 10-K for the fiscal year ended April 2, 2000).

10.4*	Amended and Restated 1984 Employee Stock Purchase Plan, as amended through August 27, 1998 (previously filed as Exhibit 4.10 to the Registration Statement on Form S-8 (File Number 333-64279) filed on September 25, 1998).**
10.5*	1994 Stock Option Plan, as amended as of September 22, 2000 (previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2000).**
10.6*	1994 Directors Stock Option Plan and related documents (previously filed as Exhibit 10.18 to the Quarterly Report on Form 10-Q for the fiscal quarter ended October 2, 1994).**
10.7*	Form of Indemnification Agreement between the Company and its directors and officers (previously filed as Exhibit 10.68 to Annual Report on Form 10-K for the fiscal year ended April 2, 1989).**
10.8*	Technology License Agreement between the Company and MIPS Technologies, Inc (previously filed as Exhibit 10.8 to the Annual Report on Form 10-K for the fiscal year ended March 28, 1999).***
10.9*	Patent License Agreement between the Company and American Telephone and Telegraph Company ("AT&T") dated May 1, 1992 (previously filed as Exhibit 19.1 to Quarterly Report on Form 10-Q for the Quarter Ended June 28, 1992) (Confidential Treatment Granted).
10.10*	Master Distributor Agreement dated August 26, 1985 between the Company and Hamilton/Avnet Electronics, Division of Avnet, Inc. (previously filed as Exhibit 10.54 to the Registration Statement on Form S-1 (File Number 33-3189))
10.11*	Rent Purchase Agreement and Second Amendment to Sublease of the Land and Lease of the Improvements by and among Sumitomo Bank Leasing and Finance, Inc. and the Company dated September 1999 (previously filed as Exhibit 10.11 to the Annual Report on Form 10-K for the fiscal year ended April 2, 2000).
10.12*	1995 Executive Performance Plan (previously filed as Exhibit 10.22 to the Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 1995).**
10.13*	Letter amending Patent License Agreement between the Company and AT&T dated December 4, 1995 (previously filed as Exhibit 10.23 to the Annual Report on Form 10-K for the fiscal year ended March 31, 1996) (Confidential Treatment Granted).
10.14*	Lease dated July 1995 between the Company and American National Insurance Company relating to 3250 Olcott Street, Santa Clara, California (previously filed as Exhibit 10.25 to the Annual Report for the fiscal year ended March 31, 1996).
10.15*	Registration Rights Agreement dated as of October 1, 1996 among the Company, Carl E. Berg and Mary Ann Berg (previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the Fiscal Quarter Ended December 29, 1996).
10.16*	1997 Stock Option Plan, as amended through April 21, 1998 (previously filed as Exhibit 4.9 to the Registration Statement on Form S-8 (file no. 333-64279) filed on September 25, 1998).
10.17*	Purchase and Sale Agreement and Joint Escrow Instructions between the Company and Cadence Design Systems, Inc., dated December 1998 (previously filed as Exhibit 10.27 to the Registration Statement on Form S-4 as filed on March 24, 1999).

10.18	Distributor Agreement dated June 22, 2000 between the Company and Arrow Electronics, Inc.***
10.19*	Lease between the Company and S.I. Hahn, LLC dated December 1999 relating to 3001 Coronado Drive, Santa Clara, California (previously filed as Exhibit 10.19 to the Annual Report on Form 10-K for the fiscal year ended April 2, 2000).
10.20*	Lease between the Company and S.I. Hahn, LLC dated February 2000 relating to 2901 Coronado Drive, Santa Clara, California (previously filed as Exhibit 10.20 to the Annual Report on Form 10-K for the fiscal year ended April 2, 2000).
10.21	Non-Qualified Deferred Compensation Plan effective November 1, 2000.**
21.1	Subsidiaries of the Company.
23.1	Consent of PricewaterhouseCoopers LLP.

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

INTEGRATED DEVICE TECHNOLOGY, INC.
Registrant
June 28, 2001	By:	/s/ JERRY G. TAYLOR Jerry G. Taylor President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ JERRY G. TAYLOR Jerry G. Taylor	President, Chief Executive Officer and Director (Principal Executive Officer)	June 28, 2001
/s/ ALAN F. KROCK Alan F. Krock	Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	June 28, 2001
/s/ JOHN C. BOLGER John C. Bolger	Director	June 28, 2001
/s/ FEDERICO FAGGIN Federico Faggin	Director	June 28, 2001
/s/ KENNETH KANNAPPAN Kenneth Kannappan	Director	June 20, 2001
/s/ JOHN SCHOFIELD John Schofield	Director	June 19, 2001

SCHEDULE II

INTEGRATED DEVICE TECHNOLOGY, INC.

VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Additions Charged to Cost and Expenses	Charged to Other Accounts	Deductions and Write-offs	Balance at End of Period
	(in thousands)
Allowance for returns and doubtful accounts
Year ended March 28, 1999	$8,158	$513	$2,320	$(5,689)	$5,302
Year ended April 2, 2000	5,302	455	7,451	(7,163)	6,045
Year ended April 1, 2001	6,045	67	11,184	(7,501)	9,795

QuickLinks

PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT ACCOUNTANTS
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
SCHEDULE II
INTEGRATED DEVICE TECHNOLOGY, INC. VALUATION AND QUALIFYING ACCOUNTS