Form 10-Q
period 2001-07-01
INTEGRATED DEVICE TECHNOLOGY INC
filed 2001-08-13
CIK 703361

QuickLinks -- Click here to rapidly navigate through this document

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2001

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The number of outstanding shares of the registrant's Common Stock, $.001 par value, as of July 25, 2001, was approximately 105,035,700.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTEGRATED DEVICE TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three months ended
	Jul. 1, 2001	Jul. 2, 2000
Revenues	$115,908	$231,255
Cost of revenues	74,234	97,839

Gross profit	41,674	133,416

Operating expenses:
Research and development	33,073	29,720
Selling, general and administrative	23,968	32,078
Acquired in-process research and development	16,000	—
Amortization of intangibles	1,681	—

Total operating expenses	74,722	61,798

Operating income (loss)	(33,048)	71,618
Interest expense	(655)	(1,579)
Interest income and other, net	11,729	7,950

Income (loss) before income taxes	(21,974)	77,989
Provision (benefit) for income taxes	(485)	15,598

Net income (loss)	$(21,489)	$62,391

Basic net income (loss) per share	$(0.20)	$0.62
Diluted net income (loss) per share	$(0.20)	$0.58
Weighted average shares:
Basic	104,944	100,269
Diluted	104,944	107,526

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED; IN THOUSANDS)

	Jul. 1, 2001	Apr. 1, 2001
ASSETS
Current assets:
Cash and cash equivalents	$200,921	$397,709
Short-term investments—equity investments	50,743	17,510
Other short-term investments	308,457	263,110
Accounts receivable, net	44,611	94,362
Inventories, net	76,873	75,614
Deferred tax assets	70,865	81,370
Prepayments and other current assets	18,035	25,542

Total current assets	770,505	955,217
Property, plant and equipment, net	269,702	284,702
Long-term investments	204,473	160,273
Goodwill and other intangibles	64,682	—
Other assets	77,997	70,209

TOTAL ASSETS	$1,387,359	$1,470,401

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$27,880	$45,915
Accrued compensation and related expenses	24,739	53,543
Deferred income on shipments to distributors	70,060	91,374
Income taxes payable	19,419	24,122
Other accrued liabilities	28,063	39,532

Total current liabilities	170,161	254,486
Other liabilities	85,195	76,018

Total liabilities	255,356	330,504
Stockholders' equity:
Preferred stock	—	—
Common stock and additional paid-in capital	779,019	759,341
Deferred stock compensation	(8,350)	—
Treasury stock	(92,251)	(73,216)
Retained earnings	433,362	454,851
Accumulated other comprehensive income	20,223	(1,079)

Total stockholders' equity	1,132,003	1,139,897

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,387,359	$1,470,401

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED; IN THOUSANDS)

	Three Months Ended
	July 1, 2001	Jul. 2, 2000
OPERATING ACTIVITIES:
Net income (loss)	$(21,489)	$62,391
Adjustments:
Depreciation and amortization	23,961	22,664
Amortization of intangible assets	2,467	—
Acquired in-process research and development	16,000	—
Merger-related stock compensation	1,082	—
Gain on sale of property, plant and equipment	(212)	(533)
Changes in assets and liabilities:
Accounts receivable	49,751	(13,726)
Inventories	(1,259)	(1,651)
Prepayments and other assets	(286)	5,100
Accounts payable	(18,035)	8,587
Accrued compensation and related expenses	(28,804)	(956)
Deferred income on shipments to distributors	(21,314)	14,879
Income taxes payable	(4,703)	13,350
Other accrued liabilities	(2,154)	(1,179)

NET CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES	(4,995)	108,926

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(9,604)	(25,437)
Proceeds from sales of property, plant and equipment	1,317	790
Acquisition, net of acquired cash	(74,249)	—
Purchases of investments	(206,655)	(84,511)
Proceeds from sales of investments	117,535	1,280

NET CASH USED FOR INVESTING ACTIVITIES	(171,656)	(107,878)

FINANCING ACTIVITIES:
Issuance of common stock, net	7,288	11,232
Redemption of convertible debt	—	(364)
Repurchases of common stock	(19,035)	—
Payments on capital leases and other debt	(8,390)	(2,758)

NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(20,137)	8,110

Net (decrease) increase in cash and cash equivalents	(196,788)	9,158
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	397,709	372,606

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$200,921	$381,764

Supplemental schedule of non-cash activities:
Conversion of subordinated notes to equity	—	$183,436

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1—Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements of Integrated Device Technology, Inc. ("IDT" or the "Company") contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial information included therein.

    These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended April 1, 2001. The results of operations for the three-month period ended July 1, 2001 are not necessarily indicative of the results to be expected for the full year.

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

    Diluted loss per share for the three months ended July 1, 2001 is based only on weighted-average common shares outstanding, as the inclusion of 4,010 (thousand) common stock equivalents would have been antidilutive. The computation of diluted net income per share for the three months ended July 2, 2000 includes 7,257 (thousand) incremental shares related to stock options.

    Total stock options outstanding, including antidilutive options, were 15.3 million and 15.9 million at July 1, 2001 and July 2, 2000, respectively.

Note 3—Comprehensive Income (Loss)

    The components of comprehensive income (loss) were as follows:

	Three months ended
	Jul. 1, 2001	Jul. 2, 2000
	(in thousands)
Net income (loss)	$(21,489)	$62,391
Currency translation adjustments	(62)	2,211
Unrealized gain on foreign exchange contracts	114	—
Unrealized gain (loss) on available-for-sale investments	21,250	(63,425)

Comprehensive income (loss)	$(187)	$1,177

    The components of accumulated other comprehensive income (loss) were as follows:

	Jul. 1, 2001	Apr. 1, 2001
	(in thousands)
Cumulative translation adjustments	$(2,333)	$(2,271)
Unrealized gain on foreign exchange contracts	114	—
Unrealized gain on available-for-sale investments	22,442	1,192

	$20,223	$(1,079)

Note 4—New Accounting Pronouncements

    In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets". Under SFAS No. 141, all business combinations initiated after June 30, 2001 must be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually for impairment (or more frequently if indicators of impairment arise). Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, IDT is required to adopt SFAS No. 142 effective April 1, 2002. The Company is currently evaluating the effect that adoption of the provisions of SFAS No. 142 will have on its results of operations and financial position.

Note 5—Business Combination

    On April 18, 2001, the Company acquired Newave Semiconductor Corp. ("Newave"), a privately held designer and marketer of integrated circuits for the telecommunications market. Newave was based in Santa Clara, Calif., with design operations in Shanghai, China. The acquisition is expected to provide technology expertise that supports IDT's communications IC strategy, and to provide additional telecommunications products to extend the Company's offerings in the telecommunications marketplace.

    The Company paid approximately $73.2 million in cash and issued options to purchase approximately 0.47 million shares of IDT stock in exchange for outstanding employee options to acquire Newave stock.

    The Newave combination was accounted for as a purchase. Accordingly, the Company's consolidated condensed financial statements include the estimated fair values of assets acquired and liabilities assumed from Newave as of April 18, 2001, the effective date of the purchase, and Newave's results of operations for the period April 18, 2001 through July 1, 2001. There were no significant differences between the accounting policies of the Company and Newave.

    The total purchase price for Newave was $75.5 million. The components of purchase price are as follows:

(in thousands)
Cash price	$73,235
Less: contingent consideration	(2,422)
Fair value of options assumed	13,214
Deferred stock compensation	(10,257)
Direct costs of acquisition	1,685

Total purchase price	$75,455

    On July 1, 2000, the Company adopted FASB Interpretation No. 44 (FIN 44), "Accounting For Certain Transactions Involving Stock Compensation—an Interpretation of APB 25." In accordance with FIN No. 44, the intrinsic value of the options assumed as part of the Newave transaction and not vested as of the closing date have been recorded as deferred compensation to be amortized over the respective vesting periods of the options.

    The fair value of the options assumed was determined using the Black-Scholes model with a volatility assumption of 83% and a stock price of $33.15, which represents the average IDT stock price three days before and after the signing of the merger. The fair value includes deferred stock compensation of $10.26 million which is associated with approximately 0.41 million unvested options assumed as part of the transaction. The value of the unvested options was determined using the closing IDT stock price of $36.88 on April 18, 2001, the date of the acquisition. The deferred compensation is presented as a component of stockholders' equity and will be amortized over the options' remaining vesting periods of one to four years.

    Direct costs of acquisition consist primarily of investment banking, legal and accounting fees.

    The total purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed based on independent appraisals and management estimates as follows:

(In thousands)
Fair value of tangible net assets acquired	$2,291
In-process research and development	16,000
Existing technology	22,000
Other identified intangibles	3,150
Deferred taxes	(9,985)
Excess of purchase price over net assets acquired	41,999

Total purchase price	$75,455

    The Company recorded a $16.0 million charge to in-process research and development during the first quarter of fiscal 2002. The amount was determined by identifying research projects which had not yet proven to be technically feasible, were developed to a point where they had future value associated with them and did not have alternative future uses. Estimated future revenues were allocated to in-process and existing technology, and appropriate estimated expenses were deducted and economic rents charged for the use of other assets. Based on this analysis, a present value calculation of estimated after-tax cash flows attributable to the technology was made.

    The amount allocated to existing technology and goodwill is being amortized over estimated useful lives of seven years using the straight-line method.   Other identified intangibles are being amortized over estimated useful lives of two to seven years, also using the straight-line method. As a result of adoption of SFAS No. 142 (see Note 4), the Company expects that amortization of certain intangibles, primarily goodwill, will cease on April 1, 2002.

    Supplemental pro forma information for the first quarter of fiscal 2001, which assumes that Newave had been acquired at the beginning of fiscal 2001, appears below. The pro forma information includes amortization of goodwill and other intangibles from that date.

(In thousands, except per share amounts)
Quarter ended July 2, 2000
Revenues	$232,593
Net income	58,929
Diluted earnings per share	0.55

    Pro forma information for fiscal 2002 is not presented, because the differences from reported amounts would not be significant.

Note 6—Debt

    In the first quarter of fiscal 2002, the Company repaid the mortgage payable related to its Salinas, Calif. wafer manufacturing facility. The Company paid approximately $5.7 million, including a 5% prepayment premium, to retire the debt.

    During the first quarter of fiscal 2001, the Company called for redemption of its 5.5% Convertible Subordinated Notes ("Notes"). Substantially all holders elected to convert their Notes into IDT common stock. As a result of the conversion, shares outstanding increased by approximately 6.3 million and stockholders' equity increased by $183.4 million. The Company paid $0.4 million to holders who selected the cash option.

Note 7—Inventories, Net

    Inventories, net of reserves, consisted of the following:

	Jul. 1, 2001	Apr. 1, 2001
	(in thousands)
Raw materials	$7,999	$9,586
Work-in-process	50,011	45,601
Finished goods	18,863	20,427

	$76,873	$75,614

Note 8—Derivative Instruments

    The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective April 2, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities and requires that all derivatives be recognized as either assets or liabilities at fair value. Derivatives that are not designated as hedges are adjusted to fair value through earnings. If the derivative is designated as a hedge, depending on the nature of the exposure being hedged, changes in fair value will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the hedge is recognized in earnings immediately. The cumulative transition adjustment upon adoption of SFAS No. 133 was not material to the Company's financial position or results of operations.

    As a result of its significant international operations, sales and purchase transactions, the Company is subject to risks associated with fluctuating exchange rates. The Company uses derivative financial instruments, principally foreign currency forward contracts, to attempt to minimize the impact of exchange rate movements on its operating results and on the cost of capital equipment purchases. The Company does not enter into derivative financial instruments for speculative or trading purposes. The Company's major foreign exchange exposures and related hedging programs are described below.

    Forecasted transactions.  The Company uses foreign currency forward contracts to hedge exposures related to forecasted sales denominated in Japanese yen. These contracts are designated as cash flow hedges when the transactions are forecasted and in general closely match the underlying forecasted transactions in duration. The contracts are carried on the balance sheet at fair value and the effective portion of the contracts' gains and losses is recorded as other comprehensive income until the forecasted transaction occurs. For the first three months of fiscal 2002, the Company recorded

$0.11 million as part of other comprehensive income and expects to reclassify this amount to earnings during the next twelve months as the underlying sales transactions occur.

    If the underlying forecasted transactions do not occur, or it becomes probable that they will not occur, the gain or loss on the related cash flow hedge is recognized immediately, in other income. During the first three months of fiscal 2002, the Company did not record any gains or losses related to forecasted transactions which did not occur or became improbable.

    The Company measures the effectiveness of hedges of forecasted transactions on at least a quarterly basis by comparing the fair values of the designated foreign currency forward contracts with the fair values of the forecasted transactions. No ineffectiveness was recognized in earnings during the first three months of fiscal 2002.

    Firm commitments.  The Company uses foreign currency forward contracts to hedge certain foreign currency purchase commitments, primarily in Japanese yen and the euro. These contracts are designated as fair value hedges, and changes in the fair value of the contracts are offset against changes in the fair value of the commitment being hedged, through earnings. For the first three months of fiscal 2002, the Company recorded gains of $0.25 million on hedged foreign-currency purchase commitments and losses of $0.34 million on the related derivative instruments.

    For firm commitment hedges, the Company excludes the time value of foreign currency forward contracts from effectiveness testing, as permitted under SFAS No. 133. For the first three months of fiscal 2002, the time value of these contracts was recorded as other income and was not significant.

    Balance sheet.  The Company also utilizes foreign currency forward contracts to hedge exchange rate fluctuations related to certain foreign currency assets and liabilities. Gains and losses on these undesignated derivatives offset gains and losses on the assets and liabilities being hedged and the net amount is included in earnings. For the first three months of fiscal 2002, net losses generated by hedged assets and liabilities totaled $0.19 million, which were offset by gains on the related derivative instruments of $0.25 million.

    Equity investments.  The Company's policies allow for the use of derivative financial instruments to hedge the fair values of investments in publicly traded equity securities. As of July 1, 2001, the Company had not entered into this type of hedge.

Note 9—Industry Segments

    The Company operates in two segments: (1) Communications and High-Performance Logic and (2) SRAMs and Other. The Communications and High-Performance Logic segment includes FIFOs and multi-ports, communications applications-specific standard products (ASSPs) and high-performance logic and clock management devices. The SRAMs and Other segment consists mainly of high-speed SRAMs.

    The tables below provide information about these segments for the three-month periods ended July 1, 2001 and July 2, 2000:

Revenues by Segment

	Three months ended
	Jul. 1, 2001	Jul. 2, 2000
	(in thousands)
Communications and High-Performance Logic	$97,081	$162,578
SRAMs and Other	18,827	68,677

Total consolidated revenues	$115,908	$231,255

Profit (loss) by Segment

	Three months ended
	Jul. 1, 2001	Jul. 2, 2000
	(in thousands)
Communications and High-Performance Logic	$11,853	$59,328
SRAMs and Other	(22,836)	12,290
Amortization of intangible assets	(2,467)	—
Acquired in-process R&D	(16,000)	—
Other operating expenses	(3,598)	—
Interest income and other	11,729	7,950
Interest expense	(655)	(1,579)

Income (loss) before income taxes	$(21,974)	$77,989

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    All references are to our fiscal quarters ended July 1, 2001 ("Q1 2002"), July 2, 2000 ("Q1 2001"), and April 1, 2001 ("Q4 2001"), unless otherwise indicated. Quarterly financial results may not be indicative of the financial results of future periods.

    This report contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements involve a number of risks and uncertainties. These include, but are not limited to: operating results; new product introductions and sales; competitive conditions; capital expenditures and resources; manufacturing capacity utilization; customer demand and inventory levels; protection of intellectual property; and the risk factors set forth in the section "Factors Affecting Future Results." As a result of these risks and uncertainties, actual results could differ from those anticipated in the forward-looking statements. We undertake no obligation to publicly revise these statements for future events or new information after the date of this Quarterly Report on Form 10-Q.

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

RESULTS OF OPERATIONS

REVENUES

    Revenues for Q1 2002 were $115.9 million, a decrease of $97.0 million and $115.3 million compared to Q4 2001 and Q1 2001, respectively. In percentage terms, revenues for Q1 2002 declined by 46% and 50% compared to Q4 2001 and Q1 2001, respectively.

    Compared with Q4 2001, revenues declined across all geographies, although the decline was steepest in North America. Revenues for the Communications and High-Performance Logic segment for Q1 2002 declined by 38% and 40% compared to Q4 2001 and Q1 2001, respectively. Revenues for the SRAMs and Other segment in Q1 2002 declined by 66% and 73% over these periods. These decreases are due primarily to lower unit volumes, reflecting both excess inventories in our distributor, CEM and OEM direct sales channels, and lower levels of end-demand in the communications infrastructure equipment markets served by our customers.

    We expect that excess sales channel inventories and slower customer end-market conditions will continue to have an adverse impact on our revenues in Q2 2002. It is extremely difficult, however, to determine exactly how much excess inventory remains, the time required for our customers to consume or otherwise dispose of excess inventory and the magnitude of the adverse impact of both slower end-market conditions and excess sales channel inventories on our operating results. Our best estimate, based on limited order and sales channel inventory-related data and substantial judgment, is that revenues will decline approximately 10% in Q2 2002 compared to Q1 2002. However, this estimate is subject to the many factors which may affect our future results, as detailed below.

GROSS PROFIT

    Gross profit for Q1 2002 was $41.7 million, compared to $117.6 million and $133.4 million in Q4 2001 and Q1 2001, respectively. Gross margin for Q1 2002 was 36.0%, compared to 55.2% and 57.7% for Q4 2001 and Q1 2001, respectively.

    During Q1 2002, as a result of weak business conditions, IDT announced cost control measures and a reduction in workforce of approximately 900 employees. We recorded related costs of $2.5 million, including $2.3 million in cost of goods sold, principally related to severance and other costs. The reduction in force was completed during Q1 2002 and we expect to begin realizing cost savings of approximately $3 million per quarter in Q2 2002.

    The declines in gross margin in Q1 2002 compared to Q4 2001 and Q1 2001 are due primarily to lower levels of utilization of our fixed manufacturing infrastructure, and writedowns of excess inventories recorded during the period, consistent with the current weaker overall business environment for semiconductor products. In addition, Q1 2002 gross margin was adversely affected by the $2.3 million reduction-in-force charge and $0.79 million in intangibles amortization related to our acquisition of Newave Semiconductor ("Newave").

RESEARCH AND DEVELOPMENT EXPENSES

    For Q1 2002, research and development ("R&D") expenses were essentially unchanged compared to Q4 2001 and $3.4 million higher than in Q1 2001. Increases in R&D payroll spending (mostly related to new IDT Newave employees), stock compensation expense related to the Newave acquisition, and manufacturing costs allocated to R&D activities were offset by lower profit-sharing and other performance-related costs, and by lower spending on indirect materials.

    We expect that R&D expenses will be essentially flat in Q2 2002 compared with Q1 2002.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    For Q1 2002, selling, general and administrative ("SG&A") expenses decreased by $4.0 million and $8.1 million compared to Q4 2001 and Q1 2001, respectively. The decreases are due mainly to lower revenue- and profit-dependent personnel and other expenses.

    Following the decrease in SG&A spending that occurred in Q1 2002, we expect that SG&A expenses may increase slightly in Q2 2002.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

    In connection with our acquisition of Newave (see Note 5 of the Notes to the Condensed Consolidated Financial Statements), we recorded a $16.0 million charge for acquired IPR&D in Q1 2002. The $16.0 million allocation of the purchase price to IPR&D was determined by identifying technologies that (1) had not been proved to be technologically feasible, (2) had been developed to a point where future value could be associated with them and (3) did not have future alternative uses.

AMORTIZATION OF INTANGIBLES

    Residual goodwill related to the Newave transaction is being amortized over an estimated useful life of seven years using the straight-line method. Other identified intangibles are being amortized over estimated useful lives of two to seven years, also using the straight-line method.

    We expect to record $2.5 million in quarterly amortization during the remainder of fiscal 2002, including $0.8 million of acquired existing technology which is being amortized to cost of goods sold.

INTEREST EXPENSE

    During Q1 2001, we converted substantially all of our 5.5% Convertible Subordinated Notes ("Notes") to common stock (see Note 6 of the Notes to Condensed Consolidated Financial Statements). The Notes were outstanding for a portion of Q1 2001, and as a result, interest expense was $0.9 million lower in Q1 2002 compared to Q1 2001. The slight increase in interest expense in Q1

2002 compared to Q4 2001 is primarily due to an early payment penalty on the payoff of a mortgage (see Note 6 of the Notes to Condensed Consolidated Financial Statements). Our remaining interest-bearing liabilities consist mainly of secured equipment financing agreements, which amortize over the terms of the agreements.

INTEREST INCOME AND OTHER, NET

    Interest income and other, net, was $11.7 million in Q1 2002, a decrease of $1.7 million and an increase of $3.8 million compared to Q4 2001 and Q1 2001, respectively.

	Q1 2002	Q4 2001	Q1 2001
	000s
Interest income	$11,453	$13,209	$7,241
Other income, net	276	221	709

Total	$11,729	$13,430	$7,950

    Interest income declined by $1.8 million in Q1 2002 compared to Q4 2001 due to lower average interest rates and, to a lesser extent, decreased investment balances. We expect interest income to decline further in Q2 2002, as existing investments mature and proceeds are reinvested in a lower interest-rate environment. Interest income was $4.2 million higher in Q1 2002 than in Q1 2001, mainly due to higher average investment balances.

GAINS (LOSSES) ON EQUITY INVESTMENTS, NET

    In Q4 2001, we recorded a $141.9 million impairment charge for certain equity investments, principally our investment in PMC-Sierra, Inc. ("PMC), that we judged to have experienced an other than temporary decline in value. There were no realized gains or losses on equity investments in Q1 2002 or Q1 2001.

TAXES

    For Q1 2002, we applied a rate of 20% to pretax income, exclusive of non-cash, merger-related costs. Our estimate is based on existing tax laws and our current projections of income and distributions of income among different entities and tax jurisdictions, and is subject to change, based primarily on varying levels of profitability.

LIQUIDITY AND CAPITAL RESOURCES

    Total cash and cash equivalents and short- and long-term investments, excluding IDT's equity investments in PMC and Monolithic System Technology, Inc. ("MoSys"), decreased from $821.1 million at the end of Q4 2001 to $713.9 million at the end of Q1 2002.

    We used $5.0 million in cash for operating activities during Q1 2002; operating activities provided $108.9 million in Q1 2001. In addition to sharply lower net income in Q1 2002, major factors in the year-to-year change in cash flows related to operating activities included the following:

  •
  Decreased balances for accounts payable and deferred income on shipments to distributors due to lower levels of business activity in fiscal 2002;

  •
  Decreased accrued compensation due to payouts of profit dependent personnel expenses accrued in fiscal 2001 and paid in fiscal 2002; and

  •
  Decreased income taxes payable, primarily reflecting lower profitability in fiscal 2002.

    The above factors were partially offset by the effects of lower accounts receivable balances due to collections and lower sales, and non-cash merger-related costs included in net income.

    During Q1 2002, we used $171.7 million in net cash for investing activities, primarily for the Newave cash acquisition and purchases of longer-term investments. We have curtailed capital spending, and purchases of property, plant and equipment were only $9.6 million in Q1 2002, compared to $25.4 million in Q1 2001.

    We used $20.1 million in net cash for financing activities during Q1 2002. Primary uses of cash during the quarter included $19.0 million for repurchases of our common stock.

    We anticipate capital expenditures of approximately $70 million during fiscal 2002, which may vary depending on business conditions, to be financed primarily through cash generated from operations and existing cash and investments balances.

    We believe that existing cash and cash equivalents, together with cash flows from operations, will be sufficient to meet our working capital and capital expenditure needs through fiscal 2002 and 2003. We may also investigate other financing alternatives; however, we cannot be certain that additional financing will be available on satisfactory terms.

FACTORS AFFECTING FUTURE RESULTS

Factors Affecting Future Results

    Our operating results can fluctuate dramatically.  For example, we had net income of $415.2 million and $130.6 million for fiscal 2001 and 2000, respectively, compared to a net loss of $298.9 million for fiscal 1999. In the first quarter of fiscal 2002, we had a net loss of $21.5 million. Fluctuations in operating results can result from a wide variety of factors, including:

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

    In addition, many of these factors also impact the recoverability of the cost of manufacturing, tax, goodwill and other intangibles and other assets. As business conditions change, future writedowns or abandonment of these assets may occur. Also, we ship a substantial portion of our products throughout each quarter. If anticipated shipments in any month do not occur, our operating results for that quarter would be harmed. Further, we may be unable to compete successfully in the future against existing or potential competitors, and our operating results could be harmed by increased competition. Our operating results are also impacted by changes in overall economic conditions, both domestically and abroad. Should economic conditions deteriorate, domestically or overseas, our sales and business results would be harmed.

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

    We have wafer fabrication facilities in Hillsboro, Ore. and Salinas, Calif. Substantially all of our revenues are derived from products manufactured at facilities which are exposed to the risk of natural disasters. Approximately 60% of our total revenues are derived from products manufactured at our fabrication facility in Salinas, which is located near an active earthquake fault. If we were unable to use our facilities, as a result of a natural disaster or otherwise, our operations would be materially adversely affected until we were able to obtain other production capability. We do not carry earthquake insurance on our California facilities or related to our business operations, as we do not believe that adequate protection is available at economically justifiable rates.

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

    International operations add increased volatility to our operating results.  A substantial percentage of our revenues are derived from non-U.S. sales, as summarized below:

Percentage of total revenues	First three months of fiscal 2002	Twelve months of fiscal 2001	Twelve months of fiscal 2000
North America	44%	58%	62%
Asia Pacific	14%	11%	10%
Japan	18%	12%	11%
Europe	24%	19%	17%

Total	100%	100%	100%

    In addition, our offshore assembly and test operations incur payroll, facility and other expenses in local currencies. Accordingly, movements in foreign currency exchange rates can impact our cost of goods sold, as well as both pricing and demand for our products. Our offshore operations and export sales are also subject to risks associated with foreign operations, including:

  •
  political instability;

  •
  currency controls and fluctuations;

  •
  changes in local economic conditions; and

  •
  changes in tax laws, import and export controls, tariffs and freight rates.

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

    We are exposed to fluctuations in the market price of our investments in Monolithic System Technology, Inc. and PMC-Sierra, Inc.  In fiscal 2000, PMC completed a merger with Quantum Effect Devices ("QED"). As a result of the merger, we exchanged our QED ownership interest for PMC common stock, which is highly volatile. In connection with the merger, as required under generally accepted accounting principles, we recorded a pretax, unrealized gain of $240.9 million during the second quarter of fiscal 2001. During the third quarter of fiscal 2001, we sold a portion of our PMC holdings, resulting in a realized, pretax loss of $11.9 million. In the fourth quarter of fiscal 2001, we recorded a $141.9 million impairment charge for certain equity investments, principally our investment in PMC, that we judged to have experienced an other than temporary decline in value. The amount of income and cash flow that we ultimately realize from this investment in future periods may vary materially from the previously recognized gain and the current unrealized amount.

    In June 2001, Monolithic System Technology ("MoSys") completed an initial public offering at approximately $10 per share. Our carrying value for the 2.6 million MoSys shares held in our investment portfolio was previously zero. We are restricted from selling or hedging our MoSys shares for six months, and the shares may be subject to significant market volatility.

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

PART II OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  The following exhibits are filed herewith:

    None.

  (b)
  Reports on Form 8-K:

    No reports were filed on Form 8-K during this quarter.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRATED DEVICE TECHNOLOGY, INC.
Date: August 10, 2001	/s/ JERRY G. TAYLOR Jerry G. Taylor President and Chief Executive Officer (duly authorized officer)
Date: August 10, 2001	/s/ ALAN F. KROCK Alan F. Krock Vice President, Chief Financial Officer (principal accounting officer)

QuickLinks

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PART II OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES