Form 10-Q
period 2001-09-30
INTEGRATED DEVICE TECHNOLOGY INC
filed 2001-11-14
CIK 703361

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

    The number of outstanding shares of the registrant's Common Stock, $.001 par value, as of October 26, 2001, was approximately 104,194,500.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTEGRATED DEVICE TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three months ended		Six months ended
	Sep. 30, 2001	Oct. 1, 2000	Sep. 30, 2001	Oct. 1, 2000
Revenues	$97,117	$268,748	$213,025	$500,003
Cost of revenues	60,190	106,153	134,424	203,992

Gross profit	36,927	162,595	78,601	296,011

Operating expenses:
Research and development	32,569	33,036	65,642	62,756
Selling, general and administrative	21,136	32,195	45,104	64,273
Acquired in-process research and development	—	—	16,000	—
Amortization of intangibles	1,681	—	3,362	—

Total operating expenses	55,386	65,231	130,108	127,029

Operating income (loss)	(18,459)	97,364	(51,507)	168,982
Gain on equity investments, net	—	240,870	—	240,870
Interest expense	(227)	(568)	(882)	(2,147)
Interest income and other, net	13,420	11,142	25,149	19,092

Income (loss) before income taxes	(5,266)	348,808	(27,240)	426,797
Provision (benefit) for income taxes	(329)	57,718	(814)	73,316

Net income (loss)	$(4,937)	$291,090	$(26,426)	$353,481

Basic net income (loss) per share	$(0.05)	$2.78	$(0.25)	$3.45
Diluted net income (loss) per share	$(0.05)	$2.60	$(0.25)	$3.22
Weighted average shares:
Basic	104,836	104,638	104,890	102,453
Diluted	104,836	112,033	104,890	109,830

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED; IN THOUSANDS)

	Sep. 30, 2001	Apr. 1, 2001
ASSETS
Current assets:
Cash and cash equivalents	$190,261	$397,709
Short-term investments—equity investments	29,987	17,510
Other short-term investments	268,651	263,110
Accounts receivable, net	33,312	94,362
Inventories, net	76,687	75,614
Deferred tax assets	76,330	81,370
Prepayments and other current assets	15,378	25,542

Total current assets	690,606	955,217
Property, plant and equipment, net	258,984	284,702
Long-term investments	217,683	160,273
Goodwill and other intangibles	62,215	—
Other assets	78,096	70,209

TOTAL ASSETS	$1,307,584	$1,470,401

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$18,453	$45,915
Accrued compensation and related expenses	15,369	53,543
Deferred income on shipments to distributors	50,390	91,374
Income taxes payable	18,457	24,122
Other accrued liabilities	33,013	39,532

Total current liabilities	135,682	254,486
Other liabilities	83,148	76,018

Total liabilities	218,830	330,504
Stockholders' equity:
Preferred stock	—	—
Common stock and additional paid-in capital	785,294	759,341
Deferred stock compensation	(7,334)	—
Treasury stock	(127,612)	(73,216)
Retained earnings	428,425	454,851
Accumulated other comprehensive income	9,981	(1,079)

Total stockholders' equity	1,088,754	1,139,897

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,307,584	$1,470,401

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED; IN THOUSANDS)

	Six Months Ended
	Sep. 30, 2001	Oct. 1, 2000
OPERATING ACTIVITIES:
Net income (loss)	$(26,426)	$353,481
Adjustments:
Depreciation and amortization	45,756	44,743
Amortization of intangible assets	4,934	—
Acquired in-process research and development	16,000	—
Merger-related stock compensation	2,235	—
Gain on sale of property, plant and equipment	(4,600)	(710)
Gain on equity investments, net	—	(240,870)
Changes in assets and liabilities:
Accounts receivable	61,050	(28,176)
Inventories	(1,073)	1,236
Prepayments and other assets	2,794	(1,579)
Accounts payable	(27,462)	15,327
Accrued compensation and related expenses	(38,174)	11,742
Deferred income on shipments to distributors	(40,984)	35,720
Income taxes payable	(5,665)	69,469
Other accrued liabilities	5,625	(813)

NET CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES	(5,990)	259,570

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(24,190)	(51,137)
Proceeds from sales of property, plant and equipment	8,665	1,199
Acquisition, net of acquired cash	(74,249)	—
Purchases of investments	(367,952)	(209,840)
Proceeds from sales of investments	310,101	65,867

NET CASH USED FOR INVESTING ACTIVITIES	(147,625)	(193,911)

FINANCING ACTIVITIES:
Issuance of common stock, net	13,894	27,864
Repurchases of common stock	(54,396)	—
Payments on capital leases and other debt	(13,331)	(5,928)

NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(53,833)	21,936

Net (decrease) increase in cash and cash equivalents	(207,448)	87,595
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	397,709	372,606

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$190,261	$460,201

Supplemental schedule of non-cash activities:
Conversion of subordinated notes to equity	—	$183,436

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1—Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements of Integrated Device Technology, Inc. (IDT or the Company) contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial information included therein.

    These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended April 1, 2001. The results of operations for the three- and six-month periods ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

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

    Diluted loss per share for the three- and six-month periods ended September 30, 2001 is based only on weighted-average common shares outstanding; the inclusion of 3,562 (thousand) and 3,830 (thousand) common stock equivalents for the three- and six-month periods, respectively, would have been antidilutive. The computation of diluted net income per share for the three- and six-month periods ended October 1, 2000 includes incremental shares related to stock options of 7,395 (thousand) and 7,377 (thousand), respectively.

    Total stock options outstanding, including antidilutive options, were 14.8 million and 14.0 million at September 30, 2001 and October 1, 2000, respectively.

Note 3—Comprehensive Income (Loss)

    The components of comprehensive income (loss) were as follows:

	Three months ended		Six months ended
	Sep. 30, 2001	Oct. 1, 2000	Sep. 30, 2001	Oct. 1, 2000
		(in thousands)
Net income (loss)	$(4,937)	$291,090	$(26,426)	$353,481
Currency translation adjustments	530	(321)	468	1,890
Change in unrealized (loss) on foreign exchange contracts	(121)	—	(7)	—
Unrealized investment gain (loss)	(10,651)	30,309	10,599	(33,116)
Less: Reclassification adjustment, net	—	204,739	—	204,739

Net gain (loss) on investments	(10,651)	(174,430)	10,599	(237,855)

Comprehensive income (loss)	$(15,179)	$116,339	$(15,366)	$117,516

    The components of accumulated other comprehensive income (loss) were as follows:

	Sep. 30, 2001	Apr. 1, 2001
	(in thousands)
Cumulative translation adjustments	$(1,803)	$(2,271)
Unrealized gain on foreign exchange contracts	(7)	—
Unrealized gain on available-for-sale investments	11,791	1,192

	$9,981	$(1,079)

Note 4—New Accounting Pronouncements

    In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets". Under SFAS No. 141, all business combinations initiated after June 30, 2001 must be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually for impairment (or more frequently if indicators of impairment arise). Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, IDT is required to adopt SFAS No. 142 effective April 1, 2002. The Company is currently evaluating the effect that adoption of the provisions of SFAS No. 142 will have on its results of operations and financial position.

    In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations related to the retirement of tangible long-lived assets and associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company does not expect adoption to have a material impact on its financial position or results of operations.

    In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. In addition, SFAS No. 144 amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. Adoption of SFAS No. 144 is required during our fiscal year beginning April 1, 2002. The Company is currently evaluating the potential impact of adoption of SFAS No. 144 on its financial position and results of operations.

Note 5—Business Combination

    On April 18, 2001, the Company acquired Newave Semiconductor Corp. (Newave), a privately held designer and marketer of integrated circuits for the telecommunications market. Newave was based in Santa Clara, Calif., with design operations in Shanghai, China. The acquisition is expected to provide technology expertise that supports IDT's communications IC strategy, and to provide additional telecommunications products to extend the Company's offerings in the telecommunications marketplace.

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

    The total purchase price for Newave was $75.5 million. The components of purchase price were as follows:

(in thousands)
Cash price	$73,235
Less: contingent consideration	(2,422)
Fair value of options assumed	13,214
Deferred stock compensation	(10,257)
Direct costs of acquisition	1,685

Total purchase price	$75,455

    On July 1, 2000, the Company adopted FASB Interpretation No. 44 (FIN No. 44), "Accounting For Certain Transactions Involving Stock Compensation—an Interpretation of APB 25." In accordance with FIN No. 44, the intrinsic value of the options assumed as part of the Newave transaction and not vested as of the closing date have been recorded as deferred compensation to be amortized over the respective vesting periods of the options.

    The fair value of the options assumed was determined using the Black-Scholes model with a volatility assumption of 83% and a stock price of $33.15, which represents the average IDT stock price for the trading period beginning three days before and ending three days after the signing of the merger. The fair value includes deferred stock compensation of $10.26 million which is associated with approximately 0.41 million unvested options assumed as part of the transaction. The value of the unvested options was determined using the closing IDT stock price of $36.88 on April 18, 2001, the date of the acquisition. The deferred compensation is presented as a component of stockholders' equity and will be amortized over the options' remaining vesting periods of one to four years.

    Direct costs of acquisition consisted primarily of investment banking, legal and accounting fees.

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

The Company recorded a $16.0 million charge to in-process research and development during the first quarter of fiscal 2002. The amount was determined by identifying research projects which (1) had not yet proven to be technically feasible, (2) were developed to a point where they had future value associated with them and (3) did not have alternative future uses. Estimated future revenues were allocated to in-process and existing technology, and appropriate estimated expenses were deducted and economic rents charged for the use of other assets. Based on this analysis, a present value calculation of estimated after-tax cash flows attributable to the technology was made.

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

    Supplemental pro forma information for the second quarter and first six months of fiscal 2001, which assumes that Newave had been acquired at the beginning of fiscal 2001, appears below. The pro forma information includes amortization of goodwill and other intangibles from that date.

(in thousands, except per share amounts)
Three months ended October 1, 2000
Revenues	$269,701
Net income	287,329
Diluted earnings per share	2.55
Six months ended October 1, 2000
Revenues	$502,294
Net income	346,258
Diluted earnings per share	3.14

    Pro forma information for fiscal 2002 is not presented, because the differences from reported amounts would not be significant.

INTEGRATED DEVICE TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 6—Debt

    In the first quarter of fiscal 2002, the Company repaid the mortgage payable related to its Salinas, Calif. wafer manufacturing facility. The Company paid approximately $5.7 million, including a 5% prepayment premium, to retire the debt.

    During the first quarter of fiscal 2001, the Company called for redemption of its 5.5% Convertible Subordinated Notes (Notes). Substantially all holders elected to convert their Notes into IDT common stock. As a result of the conversion, shares outstanding increased by approximately 6.3 million and stockholders' equity increased by $183.4 million. The Company paid $0.4 million to holders who selected the cash option.

Note 7—Inventories, Net

    Inventories, net of reserves, consisted of the following:

	Sep. 30, 2001	Apr. 1, 2001
	(in thousands)
Raw materials	$5,108	$9,586
Work-in-process	57,506	45,601
Finished goods	14,073	20,427

	$76,687	$75,614

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

    As a result of its significant international operations, sales and purchase transactions, the Company is subject to risks associated with fluctuating currency exchange rates. The Company uses derivative financial instruments, principally foreign currency forward contracts, to attempt to minimize the impact of currency exchange rate movements on its operating results and on the cost of capital equipment purchases. The Company does not enter into derivative financial instruments for speculative or trading purposes. The Company's major foreign currency exchange exposures and related hedging programs are described below.

    Forecasted transactions.  The Company uses foreign currency forward contracts to hedge exposures related to forecasted sales denominated in Japanese yen. These contracts are designated as cash flow hedges when the transactions are forecasted and in general closely match the underlying forecasted transactions in duration. The contracts are carried on the balance sheet at fair value and the effective portion of the contracts' gains and losses is recorded as other comprehensive income until the forecasted transaction occurs. For the first quarter of fiscal 2002, the Company recorded $0.11 million as part of other comprehensive income. For the second quarter of fiscal 2002, the Company recorded $0.01 million as part of other comprehensive loss. The Company expects to reclassify these amounts to earnings during the next twelve months as the underlying sales transactions occur.

    If the underlying forecasted transactions do not occur, or it becomes probable that they will not occur, the gain or loss on the related cash flow hedge is recognized immediately, in other income. During the first two quarters of fiscal 2002, the Company did not record any gains or losses related to forecasted transactions which did not occur or became improbable.

    The Company measures the effectiveness of hedges of forecasted transactions on at least a quarterly basis by comparing the fair values of the designated foreign currency forward contracts with the fair values of the forecasted transactions. No ineffectiveness was recognized in earnings during the first two quarters of fiscal 2002.

    Firm commitments.  The Company uses foreign currency forward contracts to hedge certain foreign currency purchase commitments, primarily in Japanese yen and the euro. These contracts are designated as fair value hedges, and changes in the fair value of the contracts are offset against changes in the fair value of the commitment being hedged, through earnings. For the first quarter of fiscal 2002, the Company recorded gains of $0.25 million on hedged foreign-currency purchase commitments and losses of $0.34 million on the related derivative instruments. For the second quarter of fiscal 2002, the Company recorded losses of $0.22 million on hedged foreign-currency purchase commitments and gains of $0.11 million on the related derivative instruments.

    For firm commitment hedges, the Company excludes the time value of foreign currency forward contracts from effectiveness testing, as permitted under SFAS No. 133. For the first two quarters of fiscal 2002, the time value of these contracts was recorded as other income and was not significant.

    Balance sheet.  The Company also utilizes foreign currency forward contracts to hedge currency exchange rate fluctuations related to certain foreign currency assets and liabilities. Gains and losses on these undesignated derivatives offset gains and losses on the assets and liabilities being hedged and the net amount is included in earnings. For the first quarter of fiscal 2002, net losses generated by hedged assets and liabilities totaled $0.19 million, which were offset by gains on the related derivative instruments of $0.25 million. For the second quarter of fiscal 2002, net losses generated by hedged assets and liabilities totaled $0.03 million, which were offset by gains on the related derivative instruments of $0.09 million.

    Equity investments.  The Company's policies allow for the use of derivative financial instruments to hedge the fair values of investments in publicly traded equity securities. As of September 30, 2001, the Company had not entered into this type of hedge.

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

    The tables below provide information about these segments for the three-and six-month periods ended September 30, 2001 and October 1, 2000:

Revenues by Segment

	Three months ended		Six months ended
	Sep. 30, 2001	Oct. 1, 2000	Sep. 30, 2001	Oct. 1, 2000
		(in thousands)
Communications and High-Performance Logic	$76,762	$184,728	$173,843	$347,306
SRAMs and Other	20,355	84,020	39,182	152,697

Total consolidated revenues	$97,117	$268,748	$213,025	$500,003

Profit (loss) by Segment

	Three months ended		Six months ended
	Sep. 30, 2001	Oct. 1, 2000	Sep. 30, 2001	Oct. 1, 2000
		(in thousands)
Communications and High-Performance Logic	$(4,190)	$72,182	$7,663	$131,510
SRAMs and Other	(10,649)	25,182	(33,485)	37,472
Amortization of intangible assets	(2,467)	—	(4,934)	—
Acquired in-process R&D	—	—	(16,000)	—
Other operating expenses	(1,153)	—	(4,751)	—
Interest income and other	13,420	252,012	25,149	259,962
Interest expense	(227)	(568)	(882)	(2,147)

Income (loss) before income taxes	$(5,266)	$348,808	$(27,240)	$426,797

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    All references are to our fiscal quarters ended September 30, 2001 (Q2 2002), July 1, 2001 (Q1 2002), and October 1, 2000 (Q2 2001), unless otherwise indicated. Quarterly financial results may not be indicative of the financial results of future periods.

    This report contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements involve a number of risks and uncertainties. These include, but are not limited to: operating results; new product introductions and sales; competitive conditions; capital expenditures and resources; manufacturing capacity utilization; customer demand and inventory levels; protection of intellectual property; and the risk factors set forth in the section "Factors Affecting Future Results." As a result of these risks and uncertainties, actual results could differ from those anticipated in the forward-looking statements. Unless otherwise required by law, we undertake no obligation to publicly revise these statements for future events or new information after the date of this Quarterly Report on Form 10-Q.

    Forward-looking statements, which are generally identified by words such as "anticipate," "expect," "plan," and similar terms, include statements related to revenues and gross profit, research and development activities, selling, general, and administrative expenses, interest expense, interest income and other, taxes, capital spending and financing transactions, as well as statements regarding successful development and market acceptance of new products, industry and overall economic conditions and demand, and capacity utilization.

RESULTS OF OPERATIONS

REVENUES

    Revenues for Q2 2002 were $97.1 million, a decrease of $18.8 million and $171.6 million compared to Q1 2002 and Q2 2001, respectively. In percentage terms, revenues for Q2 2002 declined by 16% and 64% compared to Q1 2002 and Q2 2001, respectively. For the first six months of fiscal 2002, revenues decreased by 57% compared to the same period in fiscal 2001.

    In Q2 2002, revenues for our Communications and High Performance Logic segment, which includes FIFOs and multi-ports, communications applications-specific standard products (ASSPs) and high-performance logic and clock management devices, declined by 21% and 58% compared to Q1 2002 and Q2 2001, respectively. Revenues in Q2 2002 for our SRAMs and Other segment, which consists mainly of high-speed SRAMs, increased by 8% compared to Q1 2002 and decreased by 76% compared to Q2 2001.

    These decreases are due primarily to lower unit volumes, which reflect both customer efforts to reduce component inventories carried in our distributor, CEM, and OEM sales channels, and current lower end-demand in the communications infrastructure equipment markets that our customers serve. We believe that current reduced demand in the markets for our products, as well as customers' current desire to carry lower inventory levels of semiconductor products, results primarily from both cyclically lower global economic demand in our customers markets and global manufacturing overcapacity in place in the semiconductor industry. Global economic conditions have a direct impact on demand in our customers' markets, which are sensitive to both capital and consumer spending trends. We believe that if cyclical global economic conditions and the semiconductor supply and demand balance improve, as they have in the past, demand for the Company's products will also improve. Lower average selling prices for new SRAM orders and current market prices for certain logic products are secondary contributing factors.

    While there are some signs of improving inventory and demand conditions in certain segments of our business, it remains extremely difficult to predict either the time required for remaining excess inventories to be consumed, or the rate at which our customers' demand might recover from depressed levels. As noted, excess sales channel inventories and weak customer end-market conditions adversely impacted our revenues in Q2 2002, and we expect those factors to again impact our Q3 2002 revenues. In the current uncertain environment, customers are waiting as long as possible before placing committed orders for products, and demanding that products be delivered on very short lead times. This behavior results in a very low backlog of firm, committed orders, and makes forecasting even near-term revenues very difficult.

GROSS PROFIT

    Gross profit for Q2 2002 was $36.9 million, compared to $41.7 million and $162.6 million in Q1 2002 and Q2 2001, respectively. Gross margin for Q2 2002 was 38.0%, compared to 36.0% and 60.5% for Q1 2002 and Q2 2001, respectively.

    The declines in gross margin in Q2 2002, particularly in comparison to Q2 2001, are due primarily to lower levels of revenues, further accumulation of inventory reserves and the reduced utilization of our fixed manufacturing infrastructure. Compared to Q1 2002, gross margin in Q2 2002 was adversely impacted by: further reductions in carrying value of inventories recorded during the period, consistent with the current weaker overall business environment; a shift in mix of products sold, with lower-margin SRAM increasing from 16% to 21% of total sales; and lower average selling prices, particularly for new SRAM orders and for certain logic products. These revenue-related pressures were partially offset by reductions in manufacturing spending, as the cost of revenues declined by over $14 million from Q1 2002 to Q2 2002. Significant cost savings included lower depreciation expenses, particularly related to the Hillsboro, Ore., wafer manufacturing facility; lower variable spending on assembly and test operations, as a result of reduced business volumes; and lower personnel expenses as a result of the reduction-in-force that we implemented in Q1 2002.

    The $217.4 million decrease in gross profit for the first six months of fiscal 2002 compared to the first six months of fiscal 2001 is generally attributable to the same factors as described above, principally the lower levels of revenue and the lower average selling prices for new SRAM orders and certain logic products.

    We implemented further cost reduction measures at the beginning of Q3 2002, including additional headcount reductions at our wafer manufacturing facilities. These and other cost controls lead us to expect that manufacturing spending could be lower in Q3 2002, and that gross margin will depend primarily on the level of revenue achieved.

RESEARCH AND DEVELOPMENT EXPENSES

    For Q2 2002, research and development (R&D) expenses were essentially flat compared to Q1 2002 and Q2 2001. Compared with Q2 2001, increases in R&D payroll spending (including payroll costs related to new IDT Newave employees), stock-based compensation expense related to the Newave acquisition, and manufacturing costs allocated to R&D activities were offset by lower profit-sharing and other performance-related costs, and by lower spending on indirect materials. Compared with Q1 2002, overall lower personnel-related spending offset increased manufacturing costs associated with R&D activities (related to both process and product development).

    R&D expenses for the first six months of fiscal 2002 increased by 5% compared to the first six months of fiscal 2001, due to generally the same factors as noted above. The increase includes $2.1 million charged to R&D for Newave stock-based compensation during the first six months of fiscal 2002.

    We expect R&D spending in Q3 2002 to be approximately flat compared with Q2 2002.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    For Q2 2002, our selling, general and administrative (SG&A) expenses decreased by $2.8 million and $11.1 million compared to Q1 2002 and Q2 2001, respectively. The $2.8 million decrease from Q1 2002 related primarily to lower personnel-related costs and lower discretionary spending on travel, entertainment and marketing communications. The $11.1 million decrease from Q2 2001 reflects lower sales-commission and profit-dependent personnel expenses in addition to the generally lower level of personnel-related and discretionary spending in Q2 2002.

    For the first six months of fiscal 2002, SG&A expenses decreased by $19.2 million compared to the same period in fiscal 2001, due mainly to the same factors as described above.

    We expect that SG&A spending in Q3 2002 will be approximately flat compared with Q2 2002.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

    In connection with our acquisition of Newave (see Note 5 to the Condensed Consolidated Financial Statements), we recorded a $16.0 million charge for acquired in-process research and development (IPR&D) in Q1 2002. The $16.0 million allocation of the purchase price to IPR&D was determined by identifying technologies that (1) had not been proved to be technologically feasible, (2) had been developed to a point where future value could be associated with them and (3) did not have future alternative uses.

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

INTEREST EXPENSE

    Interest expense in Q2 2002 decreased by $0.4 million compared to Q1 2002, mainly related to an early payment penalty in Q1 2002 on the payoff of a mortgage (see Note 6 to the Condensed Consolidated Financial Statements). For the first six months of fiscal 2002, interest expense was $1.3 million lower than in the same period in fiscal 2001. The decrease is due mainly to the conversion of substantially all of our 5.5% Convertible Subordinated Notes to common stock (see Note 6) and, to a lesser extent, the payoff of certain leases. Our remaining interest-bearing liabilities consist mainly of secured equipment financing agreements, which amortize over the terms of the agreements.

INTEREST INCOME AND OTHER, NET

    For Q2 2002, interest income and other, net, increased by $1.7 million and $2.3 million compared to Q1 2002 and Q2 2001, respectively.

	Q2 2002	Q1 2002	Q2 2001
	(in thousands)
Interest income	$8,967	$11,453	$10,204
Other income, net	4,453	276	938

Total	$13,420	$11,729	$11,142

    Interest income declined by $2.5 million in Q2 2002 compared to Q1 2002 due to lower average interest rates and, to a lesser extent, decreased investment balances. Interest income declined by $1.2 million in Q2 2002 compared to Q2 2001, mainly due to lower average interest rates.

    Other income for Q2 2002 includes a gain of $5.1 million related to our exercise of an option to purchase land adjacent to our wafer manufacturing facility in Hillsboro, Ore. Immediately following the option exercise, we sold most of the underlying property and recognized a pretax gain of $5.1 million.

    The increase in interest income and other, net for the first half of fiscal 2002 compared to the same period in fiscal 2001 is attributable to the same factors as described above.

	6 months fiscal 2002	6 months fiscal 2001
	(in thousands)
Interest income	$20,420	$17,445
Other income, net	4,729	1,647

Total	$25,149	$19,092

    We expect interest income to decline further in Q3 2002, as existing investments mature and proceeds are reinvested in a lower-rate environment.

GAIN ON EQUITY INVESTMENTS, NET

    During Q2 2001, as a result of the merger between PMC-Sierra, Inc. (PMC) and Quantum Effect Devices, Inc. (QED), we exchanged our QED shares for shares of PMC. As required by current accounting standards, we recorded a pretax net gain of $240.9 million based on the difference between the $238.06 closing price of PMC on August 24, 2000, the date of the merger, and our prior carrying value for each QED share, which was zero. There were no realized gains or losses on equity investments in Q1 2002 or Q2 2002.

TAXES

    For both Q1 2002 and Q2 2002, we applied a rate of 20% to pretax income, exclusive of non-cash, merger-related costs. Our estimate is based on existing tax laws and our projections of income and distributions of income among different entities and tax jurisdictions, and is subject to change, based primarily on varying levels of profitability.

LIQUIDITY AND CAPITAL RESOURCES

    Total cash and cash equivalents and short- and long-term investments, excluding IDT's equity investments in PMC and Monolithic System Technology, Inc. (MoSys), decreased from $713.9 million at the end of Q1 2002 to $676.6 million at the end of Q2 2002.

    We used $6.0 million in cash for operating activities during the first six months of fiscal 2002; operating activities provided $259.6 million during the comparable period in fiscal 2001. In addition to lower net income in fiscal 2002, major factors in the year-to-year change in cash flows related to operating activities included the following:

  •
  decreased accounts payable and deferred income on shipments to distributors balances due to lower levels of business activity in fiscal 2002;

  •
  decreased accrued compensation due to payouts of profit dependent personnel expenses accrued in fiscal 2001 and paid in fiscal 2002; and

  •
  decreased income taxes payable, primarily reflecting lower profitability in fiscal 2002.

    The above factors were partially offset by the effects of lower accounts receivable balances due to collections and lower sales. As a result of the cost reduction measures implemented at the beginning of Q3 2002 (see "Gross Profit," above), we believe that cash operating expenses are likely to decline in Q3 2002.

    During the first six months of fiscal 2002, we used $147.6 million in net cash for investing activities, including $74.2 million related to the Newave cash acquisition. Purchases of short- and long-term investments were partially offset by sales of maturing investments. We have curtailed capital spending, and purchases of property, plant and equipment were only $24.2 million in the first half of fiscal 2002, compared to $51.1 million in the first half of fiscal 2001.

    We used $53.8 million in net cash for financing activities during the first six months of fiscal 2002. Primary uses of cash during the six-month period included $54.4 million for repurchases of our common stock.

    We now anticipate capital expenditures of approximately $50-55 million during all of fiscal 2002, which may vary depending on business conditions, to be financed primarily through cash generated from operations and existing cash and investments balances.

    We believe that existing cash and cash equivalents, together with cash flows from operations, will be sufficient to meet our working capital and capital expenditure needs through fiscal 2002 and 2003. We may also investigate other financing alternatives; however, we cannot be certain that additional financing will be available on satisfactory terms.

FACTORS AFFECTING FUTURE RESULTS

    Our operating results can fluctuate dramatically.  For example, we had net income of $415.2 million and $130.6 million for fiscal 2001 and 2000, respectively, compared to a net loss of $298.9 million for fiscal 1999. For the first half of fiscal 2002, we had a net loss of $26.4 million. Fluctuations in operating results can result from a wide variety of factors, including:

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

  •
  political and economic conditions in various geographic areas;

  •
  changes in demand for our products in the markets we serve; and

  •
  costs associated with other events, such as underutilization or expansion of production capacity, intellectual property disputes, or other litigation.

    In addition, many of these factors also impact the recoverability of the cost of manufacturing, tax, goodwill and other intangibles and other assets. As business conditions change, future writedowns or abandonment of these assets may occur. Also, we ship a substantial portion of our products throughout each quarter. If anticipated shipments in any month do not occur, our operating results for that quarter would be harmed. Further, we may be unable to compete successfully in the future against existing or potential competitors, and our operating results could be harmed by increased competition. Our operating results are also impacted by changes in overall economic conditions, both domestically and abroad. Should economic conditions deteriorate, domestically or overseas, our sales and business results could be harmed.

    The cyclicality of the semiconductor industry exacerbates the volatility of our operating results.  The semiconductor industry is highly cyclical. Market conditions characterized by excess supply relative to demand and resultant pricing declines have occurred in the past and may occur in the future. Such pricing declines adversely affect our operating results and force us and our competitors to modify capacity expansion programs. As an example, in prior years, a significant increase in manufacturing capacity allocated to industry standard SRAM components caused significant downward trends in pricing, which adversely affected our gross margins and operating results. We are unable to accurately estimate the amount of worldwide production capacity dedicated to or planned for the industry- standard products, such as SRAM, that we produce. Our operating results can be adversely affected by such factors in the semiconductor industry as: a material increase in industry-wide production capacity; a shift in industry capacity toward products competitive with our products; and reduced demand or other factors that may result in material declines in product pricing.

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

    We have wafer fabrication facilities in Hillsboro, Ore. and Salinas, Calif. Substantially all of our revenues are derived from products manufactured at facilities which are exposed to the risk of natural disasters. Approximately 50% of our total revenues in Q2 2002 were derived from products manufactured at our fabrication facility in Salinas, which is located near an active earthquake fault. If we were unable to use our facilities, as a result of a natural disaster or otherwise, our operations would be materially adversely affected until we were able to obtain other production capability. We do not carry earthquake insurance on our California facilities or related to our business operations, as we do not believe that adequate protection is available at economically justifiable rates.

    We are dependent upon electric power generated by public utilities where we operate our manufacturing facilities. Utility power interruptions can occur at any time in any location. We have periodically experienced electrical power interruptions in the Philippines and California because utilities in these geographies have failed to provide adequate power infrastructure. We maintain limited backup generating capability, but the amount of electric power that we can generate on our own is insufficient to fully operate these facilities and prolonged power interruptions at any of our locations could have a significant adverse impact on our business. We do not maintain insurance coverage that would help protect against the impact of power interruptions, because we do not believe that such coverage is available on cost-effective terms.

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

    Intellectual property claims could adversely affect our business and operations.  The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights, which have resulted in significant and often protracted and expensive litigation. In recent years, there has been a growing trend by companies to resort to litigation to protect their semiconductor technology from unauthorized use by others. We have been involved in patent litigation in the past, which adversely affected our operating results. Although we have obtained patent licenses from certain semiconductor manufacturers, we do not have licenses from a number of semiconductor manufacturers that have a broad portfolio of patents. Claims alleging infringement of intellectual property rights could be asserted against us in the future and could require us to discontinue the use of certain processes or cease the manufacture, use and sale of infringing products, to incur significant litigation costs and damages and to develop non-infringing technology. We might not be able to obtain such licenses on acceptable terms or to develop non-infringing technology. Further, the failure to renew or renegotiate existing licenses on favorable terms, or the inability to obtain a key license, could adversely affect us.

    International operations add increased volatility to our operating results.  A substantial percentage of our revenues are derived from non-U.S. sales, as summarized below:

Percentage of total revenues	First six months of fiscal 2002	Twelve months of fiscal 2001	Twelve months of fiscal 2000
North America	47%	58%	62%
Asia Pacific	15%	11%	10%
Japan	16%	12%	11%
Europe	22%	19%	17%

Total	100%	100%	100%

    In addition, our offshore assembly and test facilities in Malaysia and the Philippines incur payroll, facility and other expenses in local currencies. Accordingly, movements in foreign currency exchange rates can impact our cost of goods sold, as well as both pricing and demand for our products. Our offshore manufacturing sites and export sales are also subject to risks associated with foreign operations, including:

  •
  political instability and acts of war or terrorism, which could disrupt our manufacturing activities;

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

    Current global economic and political factors, including terrorism, could harm our business.  Weak economic conditions, terrorist actions, and the effects of ongoing military actions against terrorists could lead to significant business disruptions. If such disruptions result in cancellations of customer orders, a general decrease in corporate spending on information technology, or direct impacts on IDT's marketing, manufacturing, financial and logistics functions, our results of operations and financial condition could be adversely affected.

    We are subject to a variety of environmental and other regulations related to hazardous materials used in our manufacturing processes.  Any failure by us to control the use or discharge of hazardous materials under present or future regulations could subject us to substantial liability or cause our manufacturing operations to be suspended.

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

    We are exposed to fluctuations in the market price of our investments in Monolithic System Technology, Inc. and PMC-Sierra, Inc.  In fiscal 2000, PMC-Sierra, Inc. (PMC) completed a merger with Quantum Effect Devices (QED). As a result of the merger, we exchanged our QED ownership interest for PMC common stock, which is highly volatile. In connection with the merger, as required under generally accepted accounting principles, we recorded a pretax, unrealized gain of $240.9 million during the second quarter of fiscal 2001. During the third quarter of fiscal 2001, we sold a portion of our PMC holdings, resulting in a realized, pretax loss of $11.9 million. In the fourth quarter of fiscal 2001, we recorded a $141.9 million impairment charge for certain equity investments, principally our investment in PMC, that we judged to have experienced an other than temporary decline in value. The amount of income and cash flow that we ultimately realize from this investment in future periods may vary materially from the previously recognized gain and the current unrealized amount.

    In June 2001, Monolithic System Technology (MoSys) completed an initial public offering at approximately $10 per share. Our carrying value for the 2.6 million MoSys shares held in our investment portfolio was previously zero. We are currently restricted from selling or hedging our MoSys shares until late December 2001, and the shares may be subject to significant market volatility.

    We are continuing to monitor and evaluate the impact of the introduction of the Single European Currency (euro).  During the transition period ending December 31, 2001, public and private parties may pay for goods and services using either the euro or the legacy currency of the participating country. Beginning January 1, 2002, euro-denominated bills and coins will be issued, with the legacy currencies being completely withdrawn from circulation on June 30, 2002.

    The euro currency has been integrated into our systems and operations with minimal impact. We will continue to monitor and evaluate the impact of the introduction of the euro but do not expect material adverse effects on our business activities, financial condition or overall trends in results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    For a discussion of interest rate and foreign currency risks, please refer to Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in our Annual Report on Form 10-K for the year ended April 1, 2001. For information on our derivative instruments and hedging activities, also see Note 8 to the Consolidated Condensed Financial Statements of this Form 10-Q.

PART II OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On September 14, 2001, we held our 2001 Annual Meeting of Stockholders. On the record date, 105,035,686 shares of our Common Stock were outstanding and entitled to be voted. Tabulated proxies at the meeting represented 94,970,815 shares, or 90% of the total eligible. Voting results are summarized below:

    Proposal I—To elect two Class II directors for a term to expire at the 2004 Annual Meeting of the Stockholders;

Name	Votes For	Withheld
Federico Faggin	94,737,253	233,562
John C. Bolger	94,729,457	241,358

    Proposal II—To ratify the selection of PricewaterhouseCoopers LLP as IDT's independent accountants for the fiscal year ended March 31, 2002.

Votes For	Against	Abstained
94,171,768	762,980	36,067

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  The following exhibits are filed herewith:

    None.

  (b)
  Reports on Form 8-K:

No reports were filed on Form 8-K during this quarter.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRATED DEVICE TECHNOLOGY, INC.

Date: November 12, 2001	/s/ JERRY G. TAYLOR Jerry G. Taylor President and Chief Executive Officer (duly authorized officer)

Date: November 12, 2001	/s/ ALAN F. KROCK Alan F. Krock Vice President, Chief Financial Officer (principal accounting officer)

QuickLinks

  PART I FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
INTEGRATED DEVICE TECHNOLOGY, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE DATA)
INTEGRATED DEVICE TECHNOLOGY, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED; IN THOUSANDS)
INTEGRATED DEVICE TECHNOLOGY, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED; IN THOUSANDS)
INTEGRATED DEVICE TECHNOLOGY, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  PART II OTHER INFORMATION
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES