Form 10-Q
period 2001-12-30
INTEGRATED DEVICE TECHNOLOGY INC
filed 2002-02-13
CIK 703361

QuickLinks -- Click here to rapidly navigate through this document

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2001
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes /x/    No / /

        The number of outstanding shares of the registrant's Common Stock, $.001 par value, as of January 25, 2002, was approximately 104,362,600.

PART I    FINANCIAL INFORMATION
ITEM1.    FINANCIAL STATEMENTS

INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three months ended		Nine months ended
	Dec. 30, 2001	Dec. 31, 2000	Dec. 30, 2001	Dec. 31, 2000
Revenues	$80,171	$278,889	$293,196	$778,892
Cost of revenues	53,555	107,158	185,678	311,150
Restructuring, asset impairment and other	18,571	—	20,872	—

Gross profit	8,045	171,731	86,646	467,742

Operating expenses:
Research and development	31,542	32,922	97,184	95,678
Selling, general and administrative	20,176	31,947	65,280	96,220
Acquired in-process research and development	—	—	16,000	—
Amortization of intangibles	1,681	—	5,043	—

Total operating expenses	53,399	64,869	183,507	191,898

Operating income (loss)	(45,354)	106,862	(96,861)	275,844
Gain (loss) on equity investments, net	36,160	(11,938)	36,160	228,932
Interest expense	(153)	(512)	(1,035)	(2,659)
Interest income and other, net	7,136	14,426	32,285	33,518

Income (loss) before income taxes	(2,211)	108,838	(29,451)	535,635
Provision (benefit) for income taxes	(2,425)	19,428	(3,239)	92,744

Net income (loss)	$214	$89,410	$(26,212)	$442,891

Basic net income (loss) per share	$0.00	$0.84	$(0.25)	$4.27
Diluted net income (loss) per share	$0.00	$0.80	$(0.25)	$4.01
Weighted average shares:
Basic	104,111	105,977	104,630	103,628
Diluted	107,680	111,581	104,630	110,434

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED; IN THOUSANDS)

	Dec. 30, 2001	Apr. 1, 2001
ASSETS
Current assets:
Cash and cash equivalents	$223,500	$397,709
Marketable securities	303,727	280,620
Accounts receivable, net	30,224	94,362
Inventories, net	76,880	75,614
Deferred tax assets	81,975	81,370
Prepayments and other current assets	17,515	25,542

Total current assets	733,821	955,217
Property, plant and equipment, net	235,476	284,702
Marketable securities	167,479	160,273
Goodwill and other intangibles	59,748	—
Other assets	77,716	70,209

TOTAL ASSETS	$1,274,240	$1,470,401

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$21,573	$45,915
Accrued compensation and related expenses	15,709	53,543
Deferred income on shipments to distributors	38,399	91,374
Income taxes payable	15,720	24,122
Other accrued liabilities	21,525	39,532

Total current liabilities	112,926	254,486
Other liabilities	80,470	76,018

Total liabilities	193,396	330,504
Stockholders' equity:
Preferred stock	—	—
Common stock and additional paid-in capital	789,383	759,341
Deferred stock compensation	(6,291)	—
Treasury stock	(131,477)	(73,216)
Retained earnings	428,639	454,851
Accumulated other comprehensive income	590	(1,079)

Total stockholders' equity	1,080,844	1,139,897

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,274,240	$1,470,401

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED; IN THOUSANDS)

	Nine Months Ended
	Dec. 30, 2001	Dec. 31, 2000
OPERATING ACTIVITIES:
Net income (loss)	$(26,212)	$442,891
Adjustments:
Asset impairment	17,433	—
Depreciation and amortization	67,374	67,904
Amortization of intangible assets	7,401	—
Acquired in-process research and development	16,000	—
Merger-related stock compensation	3,201	—
Gain on sale of property, plant and equipment	(4,610)	(780)
Gain on equity investments, net	(36,160)	(228,932)
Changes in assets and liabilities:
Accounts receivable	64,138	(33,203)
Inventories	(1,266)	(1,765)
Prepayments and other assets	1,099	(5,310)
Accounts payable	(24,342)	26,402
Accrued compensation and related expenses	(37,834)	29,977
Deferred income on shipments to distributors	(52,975)	29,822
Income taxes payable	(8,402)	85,786
Other accrued liabilities	(8,014)	(230)

NET CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES	(23,169)	412,562
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(40,088)	(93,068)
Proceeds from sales of property, plant and equipment	9,030	1,387
Acquisition, net of acquired cash	(74,249)	—
Purchases of investments	(516,955)	(562,125)
Proceeds from sales of investments	525,927	291,061

NET CASH USED FOR INVESTING ACTIVITIES	(96,335)	(362,745)

FINANCING ACTIVITIES:
Issuance of common stock, net	18,059	33,330
Repurchases of common stock	(58,261)	(36,333)
Payments on capital leases and other debt	(14,503)	(8,779)

NET CASH USED FOR FINANCING ACTIVITIES	(54,705)	(11,782)
Net (decrease) increase in cash and cash equivalents	(174,209)	38,035
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	397,709	372,606

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$223,500	$410,641

Supplemental schedule of non-cash activities:
Conversion of subordinated notes to equity	—	$183,436

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

        These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended April 1, 2001. The results of operations for the three- and nine-month periods ended December 30, 2001 are not necessarily indicative of the results to be expected for the full year.

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

        Diluted net income per share for the three-month period ended December 30, 2001 includes incremental shares related to stock options of 3,569 (thousand). Net loss per share for the nine-month period ended December 30, 2001 is based only on weighted-average common shares outstanding; the inclusion of 3,810 (thousand) common stock equivalents would have been antidilutive. The computation of diluted net income per share for the three- and nine-month periods ended December 31, 2000 includes incremental shares related to stock options of 5,604 (thousand) and 6,806 (thousand), respectively.

        Total stock options outstanding, including antidilutive options, were 16.4 million and 14.0 million at December 30, 2001 and December 31, 2000, respectively.

Note 3—New Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets". Under SFAS No. 141, all business combinations initiated after June 30, 2001 must be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually for impairment (or more frequently if indicators of impairment arise). Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, IDT is required to adopt SFAS No. 142 effective April 1, 2002. In connection with the adoption of SFAS No. 142, IDT will be required to perform a transitional goodwill impairment assessment, and the Company is currently evaluating the effect that adoption of the provisions of SFAS No. 142 will have on its results of operations and financial position.

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

Note 4—Restructuring and Asset Impairment

        During the third quarter of fiscal 2002, in light of continuing overcapacity and adverse business conditions in the semiconductor industry, the Company performed impairment reviews of its manufacturing facilities. IDT determined that future undiscounted cash flows related to its older wafer fabrication facility located in Salinas, Calif. would not be sufficient to recover the carrying values of the assets in that facility. The Company accordingly wrote down the assets to their fair values on the basis of appraisals and management estimates, resulting in a charge of $17.4 million in the third quarter of fiscal 2002.

        The Company also incurred and paid $4.6 million in expenses related to separate, earlier restructuring actions, consisting mainly of reductions in force, in the first and third quarters of fiscal 2002. Expenses in the first quarter of fiscal 2002 were recorded as cost of goods sold ($2.3 million) and operating expenses ($0.2 million). Expenses in the third quarter of fiscal 2002 were recorded as cost of goods sold ($1.2 million) and operating expenses ($0.9 million). Of the $4.6 million accrued in connection with these earlier actions, the Company had paid out $4.5 million in cash as of December 30, 2001.

        In January 2002, IDT announced plans to consolidate its wafer fabrication manufacturing operations. Under the plan, production at the Salinas facility will be phased out during the first half of fiscal 2003, and approximately 250 manufacturing and support personnel will be terminated.

        The Company expects to accrue certain employee termination benefits and exit costs related to the Salinas facility in the fourth quarter of fiscal 2002.

Note 5—Gain (Loss) on Equity Investments, Net

        During the second quarter of fiscal 2001, as a result of the merger between PMC-Sierra, Inc. (PMC) and Quantum Effect Devices, Inc. (QED,) IDT exchanged its QED shares for shares of PMC. The Company recorded a pretax net gain of $240.9 million based on the difference between the $238.06 closing price of PMC on August 24, 2000, the date of the merger, and our prior carrying value for each QED share, which was zero.

        In the third quarter of fiscal 2001, IDT sold 375,000 PMC shares at an average price of $204.00 per share and realized a loss of $11.9 million.

        In the fourth quarter of fiscal 2001, IDT recorded a $141.9 million impairment charge for certain equity investments, principally its investment in PMC, that it judged to have experienced an other than temporary decline in value.

        In the third quarter of fiscal 2002, IDT sold 370,000 PMC shares at an average price of $26.21 per share and realized a pretax gain of $0.5 million.

        In June 2001, Monolithic System Technology (MoSys) completed an initial public offering at $10 per share. IDT's carrying value for the 2.6 million MoSys shares held in its investment portfolio was previously zero. During the third quarter, the Company sold all of its MoSys shares at an average price of $13.70 and realized a pretax gain of $35.7 million.

Note 6—Comprehensive Income (Loss)

        The components of comprehensive income (loss) were as follows:

	Three months ended		Nine months ended
(in thousands)	Dec. 30, 2001	Dec. 31, 2000	Dec. 30, 2001	Dec. 31, 2000
Net income (loss)	$214	$89,410	$(26,212)	$442,891
Currency translation adjustments	(721)	(292)	(253)	1,598
Change in unrealized gain on foreign exchange contracts	45	—	38	—
Net gain (loss) on investments*	(8,715)	(52,555)	1,884	(290,410)

Comprehensive income (loss)	$(9,177)	$36,563	$(24,543)	$154,079

*Unrealized investment gain (loss)	23,468	(52,555)	34,067	(85,671)
*Reclassification adjustment, net	(32,183)	—	(32,183)	(204,739)

        The components of accumulated other comprehensive income (loss) were as follows:

(in thousands)	Dec. 30, 2001	Apr. 1, 2001
Cumulative translation adjustments	$(2,524)	$(2,271)
Unrealized gain on foreign exchange contracts	38	—
Unrealized gain on available-for-sale investments	3,076	1,192

	$590	$(1,079)

Note 7—Business Combination

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

        The Newave combination was accounted for as a purchase. Accordingly, the Company's consolidated condensed financial statements include the estimated fair values of assets acquired and liabilities assumed from Newave as of April 18, 2001, the effective date of the purchase, and Newave's results of operations subsequent to April 18, 2001. There were no significant differences between the accounting policies of the Company and Newave.

        The total purchase price for Newave was $75.5 million. The components of the purchase price were as follows:

(in thousands)
Cash price	$73,235
Less: contingent consideration	(2,422)
Fair value of options assumed	13,214
Deferred stock compensation	(10,257)
Direct costs of acquisition	1,685

Total purchase price	$75,455

        On July 1, 2000, the Company adopted FASB Interpretation No. 44 (FIN No. 44), "Accounting For Certain Transactions Involving Stock Compensation—an Interpretation of APB 25." In accordance with FIN No. 44, the intrinsic value of the options assumed as part of the Newave transaction and not vested as of the closing date were recorded as deferred compensation to be amortized over the respective vesting periods of the options.

        The fair value of the options assumed was determined using the Black-Scholes model with a volatility assumption of 83% and a stock price of $33.15, which represents the average IDT stock price for the trading period beginning three days before and ending three days after the signing of the merger. The fair value included deferred stock compensation of $10.26 million which was associated with approximately 0.41 million unvested options assumed as part of the transaction. The value of the unvested options was determined using the closing IDT stock price of $36.88 on April 18, 2001, the date of the acquisition. The deferred compensation is presented as a component of stockholders' equity and is being amortized over the options' remaining vesting periods of one to four years.

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

        The Company recorded a $16.0 million charge to in-process research and development during the first quarter of fiscal 2002. The amount was determined by identifying research projects which (1) had not yet proven to be technically feasible, (2) were developed to a point where they had future value associated with them and (3) did not have alternative future uses. Estimated future revenues were allocated to in-process and existing technology, and appropriate estimated expenses were deducted and economic rents charged for the use of other assets. Based on this analysis, a present value calculation of estimated after-tax cash flows attributable to the technology was computed.

        The amount allocated to existing technology and goodwill is being amortized over estimated useful lives of seven years using the straight-line method. Other identified intangibles are being amortized over estimated useful lives of two to seven years, also using the straight-line method. As a result of adoption of SFAS No. 142 (see Note 3), the Company expects that amortization of certain intangibles, primarily goodwill, will cease on April 1, 2002.

        Supplemental pro forma information for the third quarter and first nine months of fiscal 2001, which assumes that Newave had been acquired at the beginning of fiscal 2001, appears below. The pro forma information includes amortization of goodwill and other intangibles from that date.

(in thousands, except per share amounts)
Three months ended December 31, 2000
Revenues	$279,539
Net income	85,245
Diluted earnings per share	$0.76
Nine months ended December 31, 2000
Revenues	$781,833
Net income	431,503
Diluted earnings per share	$3.89

        Pro forma information for fiscal 2002 is not presented, because the differences from reported amounts would not be significant.

Note 8—Inventories, Net

        Inventories, net of reserves, consisted of the following:

(in thousands)	Dec. 30, 2001	Apr. 1, 2001
Raw materials	$4,045	$9,586
Work-in-process	60,213	45,601
Finished goods	12,622	20,427

	$76,880	$75,614

Note 9—Debt

        In the first quarter of fiscal 2002, the Company repaid the mortgage payable related to its Salinas, Calif. wafer manufacturing facility. The Company paid approximately $5.7 million, including a 5% prepayment premium, to retire the debt.

        Also, during the first quarter of fiscal 2001, the Company called for redemption of its 5.5% Convertible Subordinated Notes (Notes). Substantially all holders elected to convert their Notes into IDT common stock. As a result of the conversion, shares outstanding increased by approximately 6.3 million and stockholders' equity increased by $183.4 million. The Company paid $0.4 million to holders who selected the cash option.

Note 10—Derivative Instruments

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

        Forecasted transactions.    The Company uses foreign currency forward contracts to hedge exposures related to forecasted sales denominated in Japanese yen. These contracts are designated as cash flow hedges when the transactions are forecasted and in general closely match the underlying forecasted transactions in duration. The contracts are carried on the balance sheet at fair value and the effective portion of the contracts' gains and losses is recorded as other comprehensive income until the forecasted transaction occurs. For the third quarter of fiscal 2002, the Company recorded $0.06 million as part of other comprehensive income and expects to reclassify this amount to earnings during the next quarter as the underlying sales transactions occur.

        If the underlying forecasted transactions do not occur, or it becomes probable that they will not occur, the gain or loss on the related cash flow hedge is recognized immediately, in other income. During the first nine months of fiscal 2002, the Company did not record any gains or losses related to forecasted transactions that did not occur or became improbable.

        The Company measures the effectiveness of hedges of forecasted transactions on at least a quarterly basis by comparing the fair values of the designated foreign currency forward contracts with the fair values of the forecasted transactions. No ineffectiveness was recognized in earnings during the first nine months of fiscal 2002.

        Firm commitments.    The Company uses foreign currency forward contracts to hedge certain foreign currency purchase commitments, primarily in Japanese yen and the euro. These contracts are designated as fair value hedges, and changes in the fair value of the contracts are offset against changes in the fair value of the commitment being hedged, through earnings. Net gains and losses included in earnings during the quarter and nine months ended December 30, 2001 were not material.

        For firm commitment hedges, the Company excludes the time value of foreign currency forward contracts from effectiveness testing, as permitted under SFAS No. 133. For the first nine months of fiscal 2002, the time value of these contracts was recorded as other income and was not significant.

        Balance sheet.    The Company also utilizes foreign currency forward contracts to hedge currency exchange rate fluctuations related to certain foreign currency assets and liabilities. Gains and losses on these undesignated derivatives offset gains and losses on the assets and liabilities being hedged and the net amount is included in earnings. An immaterial amount of net gains and losses were included in earnings during the quarter and nine months ended December 30, 2001.

        Equity investments.    The Company's policies allow for the use of derivative financial instruments to hedge the fair values of investments in publicly traded equity securities. As of December 30, 2001, the Company had not entered into this type of hedge.

Note 11—Industry Segments

        The Company operates in two segments: (1) Communications and High-Performance Logic and (2) SRAMs and Other. The Communications and High-Performance Logic segment includes FIFOs and multi-ports, communications applications-specific standard products (ASSPs) and high-performance logic and clock management devices. The SRAMs and Other segment consists mainly of high-speed SRAMs.

        The tables below provide information about these segments for the three- and nine-month periods ended December 30, 2001 and December 31, 2000:

Revenues by Segment
(in thousands)

	Three months ended		Nine months ended
	Dec. 30, 2001	Dec. 31, 2000	Dec. 30, 2001	Dec. 31, 2000
Communications and High-Performance Logic	$65,767	$189,509	$239,610	$536,815
SRAMs and Other	14,404	89,380	53,586	242,077

Total consolidated revenues	$80,171	$278,889	$293,196	$778,892

Profit (loss) by Segment
 (in thousands)

	Three months ended		Nine months ended
	Dec. 30, 2001	Dec. 31, 2000	Dec. 30, 2001	Dec. 31, 2000
Communications and High-Performance Logic	$(3,616)	$78,050	$4,047	$209,560
SRAMs and Other	(18,489)	28,812	(51,974)	66,284
Restructuring and asset impairment	(18,571)	—	(20,872)	—
Amortization of intangible assets	(2,467)	—	(7,401)	—
Acquired in-process R&D	—	—	(16,000)	—
Other operating expenses	(2,211)	—	(4,661)	—
Interest income and other	43,296	2,488	68,445	262,450
Interest expense	(153)	(512)	(1,035)	(2,659)

Income (loss) before income taxes	$(2,211)	$108,838	$(29,451)	$535,635

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        All references are to our fiscal quarters ended December 30, 2001 (Q3 2002), September 30, 2001 (Q2 2002) and December 31, 2000 (Q3 2001), unless otherwise indicated. Quarterly financial results may not be indicative of the financial results of future periods.

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

RESULTS OF OPERATIONS

REVENUES

        Revenues for Q3 2002 were $80.2 million, a decrease of $16.9 million and $198.7 million compared to Q2 2002 and Q3 2001, respectively. In percentage terms, our revenues for Q3 2002 declined by 17.4% and 71.3% compared to Q2 2002 and Q3 2001, respectively. For the first nine months of fiscal 2002, our revenues decreased by 62.4% compared to the same period in fiscal 2001.

        In Q3 2002, revenues for our Communications and High Performance Logic segment, which includes FIFOs and multi-ports, communications applications-specific standard products (ASSPs) and high-performance logic and clock management devices, declined by 14.3% and 65.3% compared to Q2 2002 and Q3 2001, respectively. Revenues in Q3 2002 for our SRAMs and Other segment, which consists mainly of high-speed SRAMs, decreased by 29.2% and 83.9% compared to Q2 2002 and Q3 2001, respectively.

        The decreases from Q3 2001 to Q3 2002 are due primarily to lower unit volumes, although lower average selling prices are also a contributing factor. The decreases from Q2 2002 to Q3 2002 relate approximately equally to lower unit volumes and lower average selling prices (particularly for SRAM and certain logic components). Average selling prices for certain SRAM components have declined by over 50% since Q3 2001. While management expects further declines in SRAM component prices to occur, we estimate that the pace of further SRAM price erosion may slow down and return to more normal average historical rates.

        The decreased unit demand in Q3 2002 reflects both current lower end-demand in the communications infrastructure equipment markets that our customers serve, and, in response, our customers' efforts to reduce component inventories carried in our distributor, CEM and OEM sales channels. The current weak demand environment for communications equipment is being exacerbated by broadly weaker economic conditions across multiple industries and geographies. Global economic conditions have a direct impact on demand in our customers' markets, which are sensitive to both capital and consumer spending trends. We believe that when cyclical global economic conditions and the semiconductor supply and demand balance improve, demand for our products will also improve.

        While excess sales channel inventories and weak customer end-market conditions persist, we believe that some stabilization of demand for our products is beginning to occur. However, customers continue to delay placing committed purchase orders for products for as long as possible, and to demand that products be delivered on very short lead times. This behavior results in a backlog of firm, committed orders below normal levels, and makes it difficult to forecast with certainty either the timing or the magnitude of any recovery in demand from current depressed levels.

GROSS PROFIT

        Our gross profit for Q3 2002 was $8.0 million, compared to $36.9 million and $171.7 million in Q2 2002 and Q3 2001, respectively. Gross margin for Q3 2002 was 10.0% (33.2% before restructuring and asset impairment charges), compared to 38.0% and 61.6% for Q2 2002 and Q3 2001, respectively.

        The declines in gross margin (before restructuring and asset impairment charges) in Q3 2002 are due primarily to lower levels of revenues and the corresponding reduced utilization of our fixed manufacturing infrastructure. In comparison to Q2 2002, gross margin in Q3 2002 was adversely impacted by reduced numbers of units sold, further reductions in carrying value of excess inventories recorded during the period, and by lower average selling prices, particularly for SRAM and certain logic components. These pressures were partially offset by reductions in manufacturing spending, as the cost of revenues declined by over $6 million from Q2 2002 to Q3 2002. Significant cost savings included lower depreciation expenses; lower variable spending on assembly and test operations, related to reduced business volumes; and lower personnel expenses as a result of the headcount reductions we implemented at our wafer fabrication facilities early in Q3 2002.

        The $381.1 million decrease in our gross profit for the first nine months of fiscal 2002 compared to the first nine months of fiscal 2001 is generally attributable to the same factors as described above: principally the lower levels of revenue and corresponding poorer asset utilization, and lower average selling prices, particularly for SRAM and certain logic products.

RESTRUCTURING AND ASSET IMPAIRMENT

        During Q3 2002, in light of continuing overcapacity and adverse business conditions in the semiconductor industry, we performed impairment reviews of our manufacturing facilities. We determined that future undiscounted cash flows related to our older wafer fabrication facility, located in Salinas, Calif., would not be sufficient to recover the carrying values of the assets in that facility. We accordingly wrote down the assets to their fair values on the basis of appraisals and management estimates, resulting in a Q3 2002 charge of $17.4 million. We plan to evaluate our ability to realize the carrying value of these assets at the end of each quarter until the assets are sold or disposed of, and there can be no assurance that further adjustments will not be necessary in future periods.

        We also incurred $4.6 million in expenses in connection with separate, earlier restructuring actions related to our worldwide operations in Q1 2002 and Q3 2002. These expenses were primarily related to headcount reductions, as approximately 1,150 positions were eliminated. In Q1 2002, we recorded restructuring expenses as part of cost of goods sold ($2.3 million) and operating expenses ($0.2 million). In Q3 2002, we recorded restructuring expenses as part of cost of goods sold ($1.2 million) and operating expenses ($0.9 million).

        In January 2002, we announced plans to consolidate our wafer fabrication operations into our Hillsboro, Ore. facility. The planned action, which reflects the continued evolution of our manufacturing efforts toward the higher process technologies required for next-generation products, was accelerated by weak business conditions in the semiconductor industry. Under the plan, production at our Salinas facility will be phased out during the first half of fiscal 2003, and our workforce will be reduced by approximately 250 personnel.

        We expect to finalize a detailed exit plan for the Salinas manufacturing facility and to accrue certain restructuring costs, primarily employee termination benefits, in Q4 2002. Our current estimate of these costs is $3.5-4.5 million.

        In addition, we expect to incur certain other costs over the next several quarters, such as retention incentives during the Salinas phase-out period, and costs to transfer certain products to be manufactured in the Hillsboro facility. These additional costs, which we currently project to be in the $9-11 million range, will be expensed as incurred and recorded as operating costs and expenses.

        Upon completion of the Salinas actions, we expect cost savings of $6-8 million per quarter, based on preliminary estimates.

RESEARCH AND DEVELOPMENT EXPENSES

        For Q3 2002, our research and development (R&D) expenses decreased by $1.0 million and $1.4 million compared to Q2 2002 and Q3 2001.

        The decrease from Q2 2002 was driven by declines in product tooling, reduced equipment expenses, and lower allocations of manufacturing costs to R&D activities. The $1.4 million decrease from Q3 2001 to Q3 2002 relates primarily to lower performance-related personnel expenses and reduced product tooling costs, partially offset by Newave-related stock-based compensation, which did not exist in fiscal 2001, and by higher allocations of manufacturing costs to R&D activities.

        Our R&D expenses for the first nine months of fiscal 2002 increased by $1.5 million compared to the first nine months of fiscal 2001. A total of $3.4 million was charged to R&D for Newave stock-based compensation during the first nine months of fiscal 2002. This increase was partially offset by lower performance-related personnel expenses and reduced product tooling expenditures.

        We expect R&D spending to increase slightly in Q4 2002 compared with Q3 2002.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

        For Q3 2002, our selling, general and administrative (SG&A) expenses decreased by $1.0 million and $11.8 million compared to Q2 2002 and Q3 2001, respectively. The decrease from Q2 2002 relates primarily to lower personnel-related costs and continued tight control over discretionary spending. The $11.8 million decrease from Q3 2001 reflects significant reductions in revenue-related commissions and bonuses and profit-dependent personnel expenses. We also reduced other discretionary operating expenses such as recruiting, advertising, travel and other outside services, in response to the weak business environment.

        For the first nine months of fiscal 2002, SG&A expenses decreased by $30.9 million compared to the same period in fiscal 2001, due mainly to overall cost controls in the current year and the other factors described above.

        We expect SG&A spending to increase slightly in Q4 2002 compared with Q3 2002.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

        In connection with our acquisition of Newave (see Note 7 to the Condensed Consolidated Financial Statements), we recorded a $16.0 million charge for acquired in-process research and development (IPR&D) in Q1 2002. The $16.0 million allocation of the purchase price to IPR&D was determined by identifying technologies that (1) had not been proved to be technologically feasible, (2) had been developed to a point where future value could be associated with them and (3) did not have future alternative uses. Estimated future revenues were allocated to in-process and existing technology, and appropriate estimated expenses were deducted and economic rents charged for the use of other assets. Based on this analysis, a present value calculation of estimated after-tax cash flows attributable to the technology was computed.

AMORTIZATION OF INTANGIBLES

        Residual goodwill related to the Newave transaction is being amortized over an estimated useful life of seven years using the straight-line method. Other identified intangibles are being amortized over estimated useful lives of two to seven years, also using the straight-line method.

        We recorded $2.5 million in quarterly amortization in Q3 2002, including $0.8 million of acquired existing technology which is being amortized to cost of goods sold, and we expect to amortize the same amount in Q4 2002.

        The Financial Accounting Standards Board has issued new standards pertaining to business combinations and goodwill and intangibles which are effective for IDT at the beginning of Q1 2003 (see Note 3 to the Condensed Consolidated Financial Statements). We are continuing to evaluate the impact of these standards, but we estimate that had they been in effect during the first nine months of fiscal 2002, our pretax loss would have been reduced by $6.9 million.

INTEREST EXPENSE

        Interest expense in Q3 2002 was essentially unchanged from Q2 2002. The slight decrease in interest expense for Q3 2002 compared to Q3 2001 is primarily attributable to the payoff of a mortgage and certain leases. For the first nine months of fiscal 2002, interest expense decreased by $1.6 million in comparison to the same period in fiscal 2001. The decrease is due mainly to the payoff of a mortgage and certain leases and, to a lesser extent, the conversion of substantially all of our 5.5% Convertible Subordinated Notes to common stock (see Note 9 to the Condensed Consolidated Financial Statements). Our remaining interest-bearing liabilities consist mainly of secured equipment financing agreements, which amortize over the terms of the agreements.

INTEREST INCOME AND OTHER, NET

        For Q3 2002, interest income and other, net, decreased by $6.3 million and $7.3 million compared to Q2 2002 and Q3 2001, respectively.

(in thousands)	Q3 2002	Q2 2002	Q3 2001
Interest income	$7,216	$8,967	$13,974
Other income (loss), net	(80)	4,453	452

Total	$7,136	$13,420	$14,426

        Interest income declined by $1.8 million in Q3 2002 compared to Q2 2002, mainly due to lower average interest rates. Interest income declined by $6.8 million in Q3 2002 compared to Q3 2001, also due mainly to lower average interest rates.

        Other income, net, for Q2 2002 includes a gain of $5.1 million related to our exercise of an option to purchase land adjacent to our wafer manufacturing facility in Hillsboro, Ore. Immediately following the option exercise, we sold most of the underlying property and recognized a pretax gain of $5.1 million.

        The decrease in interest income and other, net for the first nine months of fiscal 2002 compared to the same period in fiscal 2001 is primarily attributable to the same factors as described above.

(in thousands)	9 months fiscal 2002	9 months fiscal 2001
Interest income	$27,636	$31,419
Other income, net	4,649	2,099

Total	$32,285	$33,518

        We expect interest income to decline further in Q4 2002, as existing investments mature and proceeds are reinvested in a lower interest-rate environment.

GAIN (LOSS) ON EQUITY INVESTMENTS, NET

        During Q2 2001, as a result of the merger between PMC-Sierra, Inc. (PMC) and Quantum Effect Devices, Inc. (QED,) we exchanged our QED shares for shares of PMC. As required by applicable accounting standards, we recorded a pretax net gain of $240.9 million based on the difference between the $238.06 closing price of PMC on August 24, 2000, the date of the merger, and our prior carrying value for each QED share, which was zero.

        In Q3 2001, we sold a portion of our PMC shares and realized a pretax loss of $11.9 million.

        In Q4 2001, we recorded a $141.9 million impairment charge for certain equity investments, principally our investment in PMC, that we judged to have experienced an other than temporary decline in value.

        In Q3 2002, we sold additional PMC shares and realized a pretax gain of $0.5 million. As of December 30, 2001, we continued to hold approximately 338,000 PMC shares in our portfolio of available-for-sale marketable securities.

        During Q3 2002, we sold all of our shares of Monolithic System Technology (MoSys) and realized a pretax gain of $35.7 million.

TAXES

        Our effective tax rate for the first nine months of fiscal 2002 was 11%, compared to 17.3% for the first nine months of fiscal 2001. The change in rate is mainly the result of the lack of profitability in fiscal 2002 and nondeductible merger-related items.

        The tax benefit for Q3 2002 includes an interim-period adjustment to reflect the expected full-year rate of 11%, which is based on revised estimates. Our estimates are based on existing tax laws and our projections of income and distributions of income among different entities and tax jurisdictions, and are subject to change, based primarily on varying levels of profitability.

LIQUIDITY AND CAPITAL RESOURCES

        Total cash and cash equivalents and short- and long-term investments, excluding IDT's equity investments in PMC and MoSys, increased from $676.6 million at the end of Q2 2002 to $687.0 million at the end of Q3 2002.

        We used $23.2 million in cash for operating activities during the first nine months of fiscal 2002; operating activities provided $412.6 million during the comparable period in fiscal 2001. In addition to lower net income in fiscal 2002, major factors in the year-to-year change in cash flows related to operating activities included the following:

  •
  decreased accounts payable and deferred income on shipments to distributors due to lower levels of business activity in fiscal 2002;

  •
  decreased accrued compensation due to payouts of profit dependent personnel expenses accrued in fiscal 2001 and paid in fiscal 2002; and

  •
  decreased income taxes payable, primarily reflecting lower profitability in fiscal 2002.

        The above factors were partially offset by the effects of lower accounts receivable balances due to collections and lower sales.

        During the first nine months of fiscal 2002, we used $96.3 million in net cash for investing activities, including $74.2 million related to the Newave cash acquisition. Purchases of short- and long-term investments were largely offset by sales of maturing investments. We have curtailed capital spending, and purchases of property, plant and equipment were only $40.1 million in the first nine months of fiscal 2002, compared to $93.1 million during the same period of fiscal 2001.

        We used $54.7 million in net cash for financing activities during the first nine months of fiscal 2002. Primary uses of cash during the nine-month period included $58.3 million for repurchases of our common stock.

        We anticipate capital expenditures of approximately $10-15 million during Q4 2002. We currently expect capital expenditures to remain at or near the fiscal 2002 level in fiscal 2003, or $50-55 million, depending on business conditions. We plan to finance these expenditures primarily through cash generated by operations and existing cash and investments balances.

        We believe that existing cash and cash equivalents, together with cash flows from operations, will be sufficient to meet our working capital and capital expenditure needs through fiscal 2003 and 2004. We may also investigate other financing alternatives; however, we cannot be certain that additional financing will be available on satisfactory terms.

FACTORS AFFECTING FUTURE RESULTS

        Our operating results can fluctuate dramatically.    For example, we had net income of $415.2 million and $130.6 million for fiscal 2001 and 2000, respectively, compared to a net loss of $298.9 million for fiscal 1999. For the first nine months of fiscal 2002, we had a net loss of $26.2 million. Fluctuations in operating results can result from a wide variety of factors, including:

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

        Substantially all of our revenues are derived from products manufactured at facilities which are exposed to the risk of natural disasters. We have wafer fabrication facilities in Hillsboro, Ore. and Salinas, Calif., and assembly and test facilities in the Philippines and Malaysia. We have announced plans to phase out production at the Salinas facility, but a significant portion of our total revenues in fiscal 2003 is expected to be derived from products manufactured in Salinas, which is located near a major earthquake fault. Once the closure of our Salinas facility is completed, we expect that over 90%

of our revenues will be derived from silicon fabricated at our Hillsboro facility. If we were unable to use our facilities, as a result of a natural disaster or otherwise, our operations would be materially adversely affected until we were able to obtain other production capability. We do not carry earthquake insurance on our California facilities or related to our business operations, as we do not believe that adequate protection is available at economically justifiable rates.

        We are dependent upon electric power generated by public utilities where we operate our manufacturing facilities. Utility power interruptions can occur at any time in any location. We have periodically experienced electrical power interruptions in the Philippines and California because utilities in these geographies have failed to provide an adequate power infrastructure. We maintain limited backup generating capability, but the amount of electric power that we can generate on our own is insufficient to fully operate these facilities and prolonged power interruptions at any of our locations could have a significant adverse impact on our business. We do not maintain insurance coverage that would help protect against the impact of power interruptions, because we do not believe that such coverage is available on cost-effective terms.

        As part of our plan to phase out manufacturing operations in Salinas, we intend to redesign certain high-volume products and transfer their wafer manufacturing to Hillsboro. If we experience production difficulties, insufficient or inappropriate mix of inventories, quality problems or delivery delays associated with transferring production, our operating results could be adversely affected.

        Historically, we have utilized subcontractors for the majority of our incremental assembly requirements, typically at higher costs than at our own Malaysian and Philippines assembly and test operations. We expect to continue utilizing subcontractors to supplement our own production volume capacity. Due to production lead times and potential subcontractor capacity constraints, any failure on our part to adequately forecast the mix of product demand could adversely affect our operating results.

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

        Intellectual property claims could adversely affect our business and operations.    The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights, which have resulted in significant and often protracted and expensive litigation. In recent years, there has been a growing trend by companies to resort to litigation to protect their semiconductor technology from unauthorized use by others. We have been involved in patent litigation in the past, which adversely affected our operating results. Although we have obtained patent licenses from certain semiconductor manufacturers, we do not have licenses from a number of semiconductor manufacturers that have broad patent portfolios. Claims alleging infringement of intellectual property rights have been asserted against us and could be asserted against us in the future. These claims could result in our having to discontinue the use of certain processes; cease the manufacture, use and sale of infringing products; incur significant litigation costs and damages; and develop non-infringing technology. We might not be able to obtain such licenses on acceptable terms or to develop non-infringing technology. Further, the failure to renew or renegotiate existing licenses on favorable terms, or the inability to obtain a key license, could adversely affect us.

        International operations add increased volatility to our operating results.    A substantial percentage of our revenues are derived from non-U.S. sales, as summarized below:

Percentage of total revenues	First nine months of fiscal 2002	Twelve months of fiscal 2001	Twelve months of fiscal 2000
North America	49%	58%	62%
Asia Pacific	16%	11%	10%
Japan	15%	12%	11%
Europe	20%	19%	17%

Total	100%	100%	100%

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

        Our common stock has experienced substantial price volatility.    Such volatility may occur in the future, particularly as a result of quarter-to-quarter variations in the actual or anticipated financial results of our company, other semiconductor companies, or customers. Announcements by us or by our competitors regarding new product introductions may also lead to volatility. In addition, our stock price can fluctuate due to price and volume fluctuations in the stock market, especially in the technology sector. Stock price volatility may also result from changes in perceptions about the various types of products we manufacture and sell, which employ a variety of semiconductor design technologies and include both proprietary or limited-source products and industry-standard or multiple-source products.

        We are exposed to fluctuations in the market price of our investment in PMC-Sierra, Inc.    We currently hold approximately 338,000 shares of PMC-Sierra, Inc. (PMC). The PMC stock, which we acquired in connection with PMC's merger with Quantum Effect Devices (QED) (see Note 5 to the Condensed Consolidated Financial Statements), is highly volatile. The amount of income and cash flow that we ultimately realize from this investment in future periods cannot be determined at this time and may vary materially from the current unrealized amount.

        We may have difficulty integrating acquired companies.    We acquired Newave Semiconductor Corp. (Newave) in April 2001, and we may pursue other acquisitions in the future. Failure to successfully integrate acquired companies into our business could adversely affect our results of operations. Integration risks and issues may include, but are not limited to, personnel retention and assimilation, management distraction, technology development, and unexpected costs and liabilities. In addition, we are required to perform a transitional impairment assessment of Newave-related goodwill upon adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." (see Note 3 to the Condensed Consolidated Financial Statements).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        For a discussion of interest rate and foreign currency risks, please refer to Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in our Annual Report on Form 10-K for the year ended April 1, 2001. For information on our derivative instruments and hedging activities, also see Note 10 to the Consolidated Condensed Financial Statements of this Form 10-Q.

PART II    OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  The following exhibits are filed herewith:

Exhibit number	Description
10.22	Employment Contract between IDT and Gregory Lang.***

    ***Confidential treatment has been requested for certain portions of this document pursuant to an application for confidential treatment sent to the Securities and Exchange Commission. Such portions have been redacted and marked with a triple asterisk. The non-redacted version of this document has been sent to the Securities and Exchange Commission.

  (b)
  Reports on Form 8-K:

        No reports were filed on Form 8-K during this quarter.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRATED DEVICE TECHNOLOGY, INC.
Date: February 11, 2002	/s/ JERRY G. TAYLOR Jerry G. Taylor President and Chief Executive Officer (duly authorized officer)
Date: February 11, 2002	/s/ ALAN F. KROCK Alan F. Krock Vice President, Chief Financial Officer (principal accounting officer)

QuickLinks

  PART I FINANCIAL INFORMATION ITEM1. FINANCIAL STATEMENTS
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