Form 10-K
period 2002-03-31
INTEGRATED DEVICE TECHNOLOGY INC
filed 2002-06-28
CIK 703361

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Check One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the fiscal year ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

Commission File No. 0-12695

INTEGRATED DEVICE TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-2669985 (I.R.S. Employer Identification No.)
2975 Stender Way, Santa Clara, California (Address of principal executive offices)	95054 (Zip Code)

Registrant's telephone number, including area code: (408) 727-6116

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
 Common Stock, $.001 par value
Preferred Stock Purchase Rights
(Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was approximately $1,864,692,000 as of May 25, 2002, based upon the closing sale price of $26.95 per share on the Nasdaq National Market for that date. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were approximately 104,251,000 shares of the Registrant's Common Stock issued and outstanding as of May 25, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, and 13 of Part III incorporate information by reference from the Proxy Statement for the 2002 Annual Meeting of Stockholders.

PART I

        This Annual Report on Form 10-K contains forward looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward looking statements. Factors that might cause such differences include, but are not limited to, the factors described in "Factors Affecting Future Results" under Part II of this Report.

ITEM 1. BUSINESS

        We design, develop, manufacture and market a broad range of high-performance semiconductor products. Applications for our products include: data networking and telecommunications equipment, such as routers, hubs, switches, cellular base stations and other devices; storage area networks (SANs); other networked peripherals and servers; and personal computers.

        We market our products on a worldwide basis primarily to OEMs (original equipment manufacturers) through a variety of channels, including a direct sales force, distributors, CEMs (contract equipment manufacturers), and independent sales representatives.

        We attempt to differentiate our products from competitors' offerings through advanced architectures and features designed to enhance the performance of our customers' systems, accelerate their product development cycles, and reduce their system costs. We fabricate substantially all of our semiconductor wafers using advanced complementary metal oxide silicon (CMOS) process technology in our own fabrication facilities. We assemble or package the majority of our products in manufacturing facilities that we own in Malaysia and the Philippines, where we also conduct product test operations.

        In fiscal 2002, we acquired Newave Semiconductor Corp. (Newave), a privately held designer and marketer of integrated circuits for the telecommunications markets. In fiscal 2000, we acquired Quality Semiconductor, Inc. (QSI), which had been engaged in the design, development and marketing of high-performance logic, timing, and networking semiconductor products.

        IDT was incorporated in California in 1980 and reincorporated in Delaware in 1987. The terms "the Company," "IDT," "our," "us" and "we" refer to Integrated Device Technology, Inc. and its consolidated subsidiaries.

PRODUCTS AND MARKETS

        We provide a broad portfolio of communications-oriented integrated circuits (ICs) focused on delivering increased bandwidth for the converging global network. Our core competency is in the development and integration of processor, logic and advanced memory technologies into IC solutions that enhance network performance, maximize bandwidth, enable quality of service (QoS) or "network intelligence," and speed time to market. We offer approximately 1,300 devices in over 14,000 product configurations.

        We believe that network architectures, which originated in data communications, are and will continue to be the underlying technology of the converging network of data, voice and other information media. We plan to apply our expertise to both data-oriented applications and multi-service classes of equipment to address customer needs in the following market areas:

  •
  Enterprise and carrier-class infrastructures (routers, switches, multi-service access switches, load balancers, and virtual private networks)

  •
  Wireless infrastructure (GSM and GPRS base stations, third generation or "3G" base stations, and radio network controllers)

  •
  Access networks (VoIP gateways that enable voice transmission over the Internet; DSLAMs that facilitate broadband data transmission over traditional voice networks; customer premises equipment (CPE); and integrated access devices, or IADs)

  •
  Storage area networks (SANs)

        We operate in two business segments:

  •
  Communications and High-Performance Logic

  •
  SRAMs and Other

        The Communications and High-Performance Logic segment includes multi-port and FIFO products (semiconductors that integrate logic and memory technology), communications ASSPs (application-specific standard products) and high-performance logic and clock-management products. The SRAMs (static random access memories) and Other segment is comprised mainly of high-speed SRAMs.

        During fiscal 2002, the Communications and High-Performance Logic and SRAMs and Other segments accounted for approximately 82% and 18%, respectively, of total IDT revenues of $379.8 million. These two segments represented 69% and 31%, respectively, of our total revenues of $991.8 million in fiscal 2001.

Communications and High-Performance Logic Segment

        This segment includes Communications Products, Communications ASSPs, and Logic and Clock Management Products.

        Communications Products.    Our communications products in this segment are either proprietary or have limited alternative sources of supply. These include FIFOs and multi-ports that offer high-performance features for enterprise networks, wireless infrastructure applications and access networks.

        FIFOs:    We develop products and technologies to help designers solve inter-chip communications problems such as rate matching, data buffering, bus matching and data priority managing. We provide an extensive product portfolio with more than 300 synchronous, asynchronous and bi-directional FIFO offerings. Our families of 9-bit, 18-bit, 36-bit and 72-bit-wide FIFOs are used in many networking and telecommunications system designs. We believe that our FIFOs provide the highest density (9 Mbit), highest performance (250 MHz) and broadest feature sets currently commercially available.

        Multi-ports:    Our multi-port portfolio consists of the most comprehensive products available, including more than 150 types of asynchronous and synchronous dual-ports, FourPorts and bank-switchable dual-ports. Multi-ports are currently used primarily in SAN equipment such as RAID (redundant array of independent disks) controllers, and wireless communications and networking products, including wireless base stations.

        Communications ASSPs.    Communications ASSPs include IP co-processors, integrated communications processors, telecom products, ATM (asynchronous transfer mode) switches and SARs, and high-speed PHYs.

        IP Co-Processors:    We developed a family of Internet protocol (IP) co-processor products based on the integration of content addressable memory (CAM) and high-performance logic. Our portfolio of IP co-processors includes a custom-designed device for Cisco Systems, Inc.'s family of Catalyst switches, a pin- and software-compatible family of standard devices, and a roadmap to a family of devices that glue-lessly interface to network processors from network processor vendors Applied Micro Circuits Corporation and Intel Corporation (Intel).

        Integrated Communications Processors:    We offer integrated communications processors and development tools based on the MIPS instruction set architecture (ISA). We target integrated communications processors at the highest-growth communications market segments, such as residential gateways, small office/home office (SOHO) routers and Ethernet switches. We also continue to support existing customers with our existing standalone 32- and 64-bit microprocessors.

        Telecom Products:    We offer a line of telecom products that includes switching products (time slot interchange, or TSI, switches), transport products (T1/E1/J1 octal framers and T1/E1 LIUs) and voice-processing products (quad and octal voice CODECs). Our telecom products are targeted at a variety of communications applications including voice-over-IP gateways, multi-service access switches, digital loop carrier (DLC) systems, central office switches and IADs.

        ATM Switches and SARs:    Our SwitchStar switching chip set enables low-cost, high-performance cell-based switching. This two-chip set includes a switch controller and switch fabric memory, and along with a wide array of support devices, forms the core for a range of emerging access switch applications. We also provide segmentation and reassembly (SAR) controllers. While we continue to support existing customers with these products, this is not an area of future technology development for us.

        PHYs:    We offer physical layer interface (PHY) devices for both ATM and Ethernet applications, focused on access network solutions at the 25-51 Mbps performance level. We continue to support existing customers with these products, but this is not an area of future technology development.

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

        We provide a range of high-performance bus switch products for solving circuit, bus and printed-circuit-board (PCB) interconnect problems for high-speed system designs. Our QuickSwitch® products come in a variety of configurations to meet customer needs for low cost and high performance.

        We also supply high-performance clock management products to support a broad range of control functions within communications systems. Our portfolio includes TurboClock™ programmable skew PLLs, zero-delay buffers, clock fanout buffers and clock generators.

SRAMs and Other Segment

        We develop SRAM products and technologies that align with our communications product portfolio and extend our core competencies. We support both quad data rate (QDR™)(1) and zero bus turnaround (ZBT®) technologies as well as traditional asynchronous SRAM and PBSRAM technologies.

(1)
QDR RAMs comprise a family of quad rate RAMs developed by Cypress, IDT and Micron Technology.

Customers

        We market and sell our products on a worldwide basis primarily to OEMs in our two business segments. Products in the Communications and High-Performance Logic segment are sold primarily to communications customers. Although products in the SRAMs and Other segment are general purpose in nature, we also supply the majority of our products in this segment to our communications customers. Customers often purchase products from more than one of our product families. No one OEM direct customer accounted for 10% or more of our revenues in fiscal 2002, 2001 or 2000. When all channels are considered, one end customer, Cisco Systems, Inc. (Cisco), accounts, in aggregate, for more than 10% of our revenues. Because of the limited data made available to us by our CEM customers, we are not able to precisely determine the percentage of our sales attributable to Cisco on an end-customer basis. However, based upon the best available information, we estimate that end-customer sales to Cisco represented between 13-15% of our fiscal 2002 revenues.

Sales Channels

        We use a variety of sales channels, including a direct sales force, distributors, CEMs, and independent sales representatives. A significant percentage of our sales, including sales to Cisco and other large OEM customers, are through CEMs and distributors. One distributor, Avnet, Inc., represented 16%, 14% and 19% of our revenues for fiscal 2002, 2001 and 2000, respectively. One CEM, Solectron Corporation, represented 11% of our revenues in fiscal 2001.

        Our direct sales organization consisted of approximately 210 personnel at March 31, 2002, in 17 domestic and 14 international sales offices. These personnel are primarily responsible for marketing and sales in their respective locations. We also utilize three primary distributors, Avnet, Inc., Arrow Electronics, Inc. and Insight Electronics, Inc., for sales in the United States. A significant percentage of our export sales is made through global and regional distributors in Europe, Asia Pacific and Japan.

        During fiscal 2002, 2001 and 2000, sales outside of the Americas represented approximately 52%, 42% and 38%, respectively, of our total revenues.

Manufacturing

        We believe that our internal wafer fabrication capability facilitates the implementation of advanced process technologies, particularly processes that optimize the integration of logic and memory within single silicon chips. We operate sub-micron wafer fabrication facilities in Hillsboro, Ore. and Salinas, Calif. The Hillsboro facility first contributed to revenues in fiscal 1997. The 245,000 square foot facility, which produces most of the wafers fabricated for our SRAMs and Other segment and approximately one-third of the wafers fabricated for our Communications and High-Performance Logic segment, contains a 70,000 square foot, eight-inch wafer fabrication line. The Salinas facility, which has been in production since fiscal 1986, includes a 24,000 square foot, six-inch wafer fabrication line and produces two-thirds of the wafers fabricated for our Communications and High-Performance Logic segment.

        We utilize proprietary CMOS silicon process technology permitting sub-micron geometries in our wafer fabrication facilities. The majority of our silicon production occurs using our 0.35-, 0.25- and 0.18-micron processes. We continue to develop advanced versions of our 0.18 micron process as well as processes at 0.15 microns and below.

        In the third quarter of fiscal 2002, we announced plans to phase out production at our Salinas facility. The decision to consolidate production at our Hillsboro facility was consistent with the continuing evolution of our manufacturing technologies toward more advanced, smaller-geometry technologies, but it was accelerated by poor industry business conditions during fiscal 2002. Upon completion of our plans, we estimate that the Hillsboro facility will generate over 90% of our revenues.

        We supplement our internal wafer fabrication capacity through relationships with subcontract wafer manufacturers, or foundries. We expect the percentage of our total wafer fabrication requirements provided by external foundries to increase in the future.

        We also operate two component assembly and test facilities, a 145,000 square-foot facility in Penang, Malaysia and a 176,000 square-foot facility near Manila, the Philippines. Substantially all of our test operations and the majority of our assembly operations are performed at these two facilities. We also use subcontractors, principally in Korea, the Philippines and Malaysia, to perform certain assembly operations. Finally, in addition to this high-volume offshore assembly and test capability, we have the capacity for low-volume assembly in our Santa Clara, Calif. facilities as well as limited test capabilities in Santa Clara.

        Our assembly and test activities and international subcontracting arrangements are subject to a number of risks associated with foreign operations. In addition, we face other manufacturing risks, including those associated with the transfer of production from Salinas to Hillsboro (see "Factors Affecting Future Results").

Backlog

        Our backlog (which we define as all confirmed, unshipped orders) as of March 31, 2002 was approximately $49.4 million, compared to $168.6 million as of April 1, 2001. We offer products with limited or no second sources, as well as industry-standard products. Sales are generally made pursuant to purchase orders, which are frequently revised by customers as their requirements change. We have also entered into master purchase agreements, which do not require minimum purchase quantities, with many of our OEM customers. We schedule product deliveries on receipt of purchase orders under the related OEM agreements. Generally, these purchase orders and OEM agreements, especially those for standard products, also allow customers to reschedule delivery dates and cancel purchase orders without significant penalties. In general, orders, especially for industry standard products, are often made with very short lead times and may be rescheduled, revised or canceled. In addition, distributor orders are subject to price adjustments both before and after shipment. For these reasons, we do not believe that backlog should be used as an indicator of future revenues.

Research and Development

        Our research and development efforts emphasize the development of both proprietary and enhanced-performance, industry standard products, and the development of our advanced CMOS processes. We believe that a continued high level of investment in research and development is necessary to maintain our competitive position. We operate research and development centers in Santa Clara, Calif.; Hillsboro, Ore.; Atlanta, Ga.; Dallas, Tex.; Warren, N.J., Shanghai, China and Sydney, Australia. Research and development expenses, as a percentage of revenues, were approximately 34%, 13% and 15% in fiscal 2002, 2001 and 2000, respectively.

        Our product development activities are focused on the design of new circuits that provide new features and enhanced performance primarily for growing communications markets applications. Additionally, we are developing advanced manufacturing process technologies, including 0.13-micron semiconductor fabrication techniques. These process technologies are designed to enable cost and performance advantages and to support higher production volumes of integrated circuits and the continued growth of our communications products.

Competition

        Intensely competitive, the semiconductor industry is characterized by rapid technological advances, cyclical market patterns, price erosion, evolving industry standards, occasional shortages of materials, intellectual property disputes, high capital equipment costs and uncertain availability of and control over manufacturing capacity. Many of our competitors have substantially greater technical, marketing, manufacturing and financial resources than we do. In addition, several foreign competitors receive assistance from their governments in the form of research and development loans and grants and reduced capital costs, which could give them a competitive advantage. We compete in different product areas, to varying degrees, on the basis of technical innovation and product performance, as well as product quality, availability and price. Products in the SRAMs and Other segment can generally be characterized as commodity-type items and tend to be most price sensitive.

        Our competitive strategy is to differentiate our products through high performance, innovative configurations, proprietary features and breadth of offerings. Price competition, introductions of new products by our competitors, delays in our own product introductions or other competitive factors could have a material adverse effect on our business and results of operations in the future.

        While we have a majority share in the markets for FIFO and multi-port products, some of our products compete with similar products offered by Cypress Semiconductor Corporation (Cypress). Our MIPS-based microprocessors compete with products offered by other vendors such as PMC-Sierra, Inc. (PMC), Toshiba Corporation and NEC Corporation, and with microprocessors based on other architectures, such as those offered by Intel and Motorola, Inc. Our competitors for logic sales include both U.S. manufacturers, such as Texas Instruments Incorporated and Pericom Semiconductor Corporation, and foreign companies. Certain of our network products compete with products offered by PMC.

        Our competition for telecom sales includes such vendors as Infineon Technologies AG, Legerity Corporation, Agere Systems Inc., Zarlink Semiconductor Inc. and Dallas Semiconductor Corporation, a subsidiary of Maxim Integrated Products. We have market share leadership in the IP co-processors area, but our products do compete with offerings from Cypress and other companies.

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

Intellectual Property and Licensing

        We believe that our intellectual property is a valuable corporate asset, and we continue to invest in intellectual property protection. We also intend to continue our efforts to increase the breadth of our patent portfolio. There can be no assurance that any patents issued to us will not be challenged, invalidated or circumvented, that the rights granted thereunder will provide competitive advantages to us or that our efforts generally to protect our intellectual property rights will be successful.

        In recent years, there has been a growing trend of companies resorting to litigation to protect their semiconductor technology from unauthorized use by others. In the past, we have been involved in patent litigation which adversely affected our operating results. Although we have obtained patent licenses from certain semiconductor manufacturers, we do not have licenses from a number of semiconductor manufacturers with broad patent portfolios.

        We have been notified from time to time of claims that we may be infringing patents issued to others. Further, there can be no assurance that new claims alleging infringement of intellectual property rights will not be aggressively pursued in the future. Such claims could include infringement of patents or patent applications, trade secret misappropriation, and copyright or trademark infringement. In addition, there is no assurance that licenses, to the extent required, will be available. Should licenses from any such claimant be unavailable, or not be available on terms acceptable to us, we may be required to discontinue our use of certain processes or the manufacture, use and sale of certain of our products, to incur significant litigation costs and damages, or to develop non-infringing technology. If we are unable to obtain any necessary licenses, pass any increased cost of patent licenses on to our customers or develop non-infringing technology, our business could be materially adversely affected. In addition, we have received patent licenses from several companies that expire over time, and the failure to renew or renegotiate certain of these licenses could have a material adverse effect on our business and results of operations.

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

Employees

        As of March 31, 2002, we employed approximately 3,700 people worldwide, including 1,000 and 800 in Malaysia and the Philippines, respectively. We employed 5,000 people as of April 1, 2001. Our future success depends in part on our ability to attract and retain qualified personnel, particularly engineers, who are generally in great demand. We have implemented policies enabling our employees to share in our success, including stock option, stock purchase and profit sharing programs, and bonus plans for key contributors. We have never had a work stoppage. No employees are currently represented by a collective bargaining agreement, and we consider our employee relations to be satisfactory.

        As discussed in Part II of this Form 10-K, we have decided to consolidate our wafer fabrication operations into our Hillsboro, Ore. facility. We plan to phase out production at our Salinas, Calif. facility during the first quarter of fiscal 2003 and expect our workforce to be reduced by approximately 260 Salinas-based positions.

ITEM 2. PROPERTIES

        We own a facility in Salinas, Calif., which is currently used for wafer fabrication and product operations. We have announced plans to phase out wafer production at this 98,000-square-foot facility in fiscal 2003. Our 245,000-square-foot wafer manufacturing facility in Hillsboro, Ore., is subject to a synthetic, Tax Ownership Operating Lease (see Note 6 to the Consolidated Financial Statements), which expires in 2005.

        We own assembly and test plants in Malaysia (145,000 square feet) and the Philippines (176,000 square feet). The Malaysian plant is subject to ground leases and we have an interest in, but do not own, the Philippines land. For more information on our production facilities, please refer to Item 1, "Manufacturing," in this Report.

        Our corporate headquarters, and various administrative, engineering and support functions are located in Santa Clara, Calif. We lease and occupy approximately 250,000 square feet of space at our Santa Clara campus. We also lease various facilities throughout the world for research and development and sales and marketing functions, including design centers in Australia, China, Georgia, New Jersey and Texas.

ITEM 3. LEGAL PROCEEDINGS

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

        Our executive officers, and their respective ages as of May 25, 2002, are as follows:

Name	Age	Position
Jerry G. Taylor	53	Chief Executive Officer
Gregory S. Lang	39	President
David Côté	47	Vice President, Communications ASSPs and Worldwide Marketing
Bill Franciscovich	42	Vice President, Worldwide Sales
Mike Hunter	50	Vice President, Worldwide Manufacturing
Alan F. Krock	41	Vice President and Chief Financial Officer
Jimmy J.M. Lee	49	Vice President, Logic, FIFO and Telecommunications Products
Chuen-Der Lien	46	Vice President, Chief Technical Officer
Christopher P. Schott	51	Vice President, IPC, SRAM and Multi-port Products

        Mr. Taylor joined the Company as Vice President, Memory Products in 1996, and was elected Executive Vice President, Manufacturing and Memory Products, in January 1998. Mr. Taylor served as President from July 1999 to November 1999 and was appointed to the Board of Directors in July 1999. He was named Chief Executive Officer in December 1999. Prior to joining the Company, Mr. Taylor held engineering positions at Mostek, Fairchild Semiconductor, Benchmarq Microelectronics, Plano ISD and Lattice Semiconductor.

        Mr. Lang joined the Company as President in October 2001. From September 1996 to October 2001, Mr. Lang was vice president and general manager of the Platform Networking Group, at Intel Corporation. Mr. Lang previously held various other management positions during his 15-year tenure at Intel.

        Mr. Côté joined IDT in April 1997 as Vice President, Marketing. Mr. Côté was named Vice President, Communications ASSPs in March 2000. Prior to joining IDT, he held management positions at Meridian Data, Zeitnet, Inc. and Synoptics, Inc.

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

        Mr. Krock joined IDT in 1996 as Corporate Controller and was appointed a Vice President in July 1997. In January 1998 he was elected Vice President, Chief Financial Officer. Prior to joining IDT, Mr. Krock held management positions at Rohm Corporation and Price Waterhouse (now PricewaterhouseCoopers LLP).

        Mr. Lee joined IDT in 1984. He was appointed to his current position in August 1999. His previous positions at IDT have included Vice President of the FIFO Products Division from 1996 to 1999. Prior to joining IDT, Mr. Lee held a management position at Intel Corp.

        Dr. Lien joined IDT in 1987 and was promoted to his current position in 1996. Prior to joining the Company, he held engineering positions at Digital Equipment Corporation and AMD.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

        Our Common Stock is traded on the Nasdaq National Market under the symbol IDTI. The following table shows the high and low closing sales prices for our Common Stock as reported by the Nasdaq National Market for the fiscal periods indicated:

	High	Low
Fiscal 2002
First Quarter	$50.24	$24.05
Second Quarter	39.85	18.63
Third Quarter	33.79	17.80
Fourth Quarter	35.99	25.09
Fiscal 2001
First Quarter	$64.38	$35.75
Second Quarter	103.33	49.81
Third Quarter	89.44	27.81
Fourth Quarter	56.00	28.94

        As of May 25, 2002, there were approximately 920 record holders of our Common Stock. We have never paid cash dividends on our Common Stock. We currently plan to retain any future earnings for use in our business and do not anticipate paying cash dividends on our Common Stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

        The data set forth below are qualified in their entirety by reference to, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes thereto included in this Annual Report on Form 10-K.

Statements of Operations Data

	Fiscal Year Ended
(in thousands, except per share data)	March 31, 2002	April 1, 2001	April 2, 2000	March 28, 1999	March 29, 1998
Revenues	$379,817	$991,789	$701,722	$601,017	$649,827
Restructuring charges, asset impairment and other	24,742	—	(4,726)	204,244	—
Research and development expenses	129,146	128,749	108,009	143,355	130,730
Gain on equity investments, net	36,160	86,994	11,335	—	—
Net income (loss)	(46,192)	415,203	130,611	(298,939)	8,457
Basic net income (loss) per share	(0.44)	3.99	1.44	(3.42)	0.10
Diluted net income (loss) per share	(0.44)	3.76	1.32	(3.42)	0.10
Shares used in computing net income (loss) per share:
Basic	104,560	104,042	90,918	87,397	84,732
Diluted	104,560	110,287	99,002	87,397	88,871

Balance Sheets and Other Data

(in thousands, except employee data)	March 31, 2002	April 1, 2001	April 2, 2000	March 28, 1999	March 29, 1998
Cash, cash equivalents and investments	$668,904	$821,092	$422,045	$201,114	$233,654
Total assets	1,225,819	1,460,912	1,162,182	741,847	1,038,787
Convertible subordinated notes, net of issuance costs	—	—	179,550	184,354	183,756
Other long-term obligations	51,221	66,529	92,172	78,022	86,929
Stockholders' equity	1,054,709	1,139,897	681,151	299,326	590,028
Number of employees	3,690	4,970	4,780	4,805	5,185

        Certain amounts for fiscal 1998 and 1999 have been restated as a result of a pooling-of-interests merger. Certain other amounts have been reclassified to conform to the current presentation. Cash, cash equivalents and investments exclude shares in Quantum Effect Devices, Inc. and PMC-Sierra, Inc.

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

        Forward-looking statements, which are generally identified by words such as "anticipate," "expect," "plan," and similar terms, include statements related to revenues and gross profit, research and development activities, selling, general, and administrative expenses, amortization of intangibles, interest income and other, taxes, capital spending and financing transactions, as well as statements regarding successful development and market acceptance of new products, industry and overall economic conditions and demand, and capacity utilization.

Critical Accounting Policies

        Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of such statements requires us to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period and the reported amounts of assets and liabilities as of the date of the financial statements. Our estimates are based on historical experience and other assumptions that we consider to be reasonable in the circumstances. Actual results may vary from our estimates.

        We believe that the following accounting policies are "critical" as defined by the Securities and Exchange Commission, in that they are both highly important to the portrayal of our financial condition and results, and require us to make difficult judgments and assumptions about matters that are inherently uncertain. We also have other important policies, including those related to revenue recognition, concentration of credit risk and income taxes, as discussed in Note 1 to the Consolidated Financial Statements.

        Inventories.    Inventories are recorded at the lower of standard cost (which generally approximates actual cost on a first-in, first-out basis) or market value. We record reserves for obsolete and excess inventory based on our forecasts of demand over specific future time horizons. Actual market conditions and demand levels in the volatile semiconductor markets that we serve may vary from our forecasts, potentially impacting our inventory reserves and resulting in material effects on our gross margin.

        Valuation of Long-Lived Assets.    We review the impairment of long-lived assets, including property, plant and equipment and intangible assets, whenever events or changes in circumstances indicate that carrying values may not be recoverable. Such impairment reviews require us to estimate useful lives and future cash flows, and actual results may vary from our expectations. In fiscal 2002, we recorded a $17.4 million impairment charge related to our Salinas wafer manufacturing plant (see Note 4 to the Consolidated Financial Statements).

        In connection with our adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," effective April 1, 2002, we are required to perform a transitional goodwill impairment assessment in fiscal 2003 and at least annually thereafter (see Note 1 to the Consolidated Financial Statements). These assessments will be performed on a discounted cash flow basis, using management's estimates of revenues and expenses over a multi-year horizon.

Overview

        After achieving record results in fiscal 2001, in fiscal 2002 IDT posted operating results that were significantly lower, principally because of a decline in world economic conditions and a resulting sharp drop in global demand for semiconductors. Slower economic conditions in our customers' end-markets were compounded by our customers' response—curtailing all non-essential component purchases so as to reduce the level of inventories carried and improve their cash flow. Across all customer channels, geographies, and product segments, the difficult business environment we experienced in fiscal 2002 was in significant contrast to fiscal 2001. The contrast was especially pronounced for semiconductors serving communications applications because of the tremendous build out of communications infrastructure networks which had occurred up to and through IDT's fiscal 2001. As economic conditions weakened during fiscal 2002, global capital spending for the communications infrastructure equipment that our customers sell was reduced significantly because of the extent of technology and capacity additions in recent prior years. The extent of economic uncertainty worldwide and the corresponding impact on our customers' end markets proved far greater than originally forecast by both our customers themselves and the semiconductor industry as a whole. In percentage terms, recent revenue declines experienced by the segment of the semiconductor industry which serves communications applications have been amongst the highest of any semiconductor industry segment.

        During the later part of fiscal 2002, the extent of the impact of deteriorating economic and market conditions, including the incremental impact of unforeseeable world events, and the extent of the resulting change in our customers' demand, became more fully understood. We therefore determined that it was necessary to position the Company to operate profitably at the lower revenue levels currently available in our end markets. Throughout the fiscal year, we maintained controls on hiring, capital expenditures, and discretionary spending. In the first and third quarters of fiscal 2002, we implemented reductions-in-force throughout our manufacturing and non-manufacturing organizations, and we exited fiscal 2002 with headcount reduced by approximately 1,350, or 27%, from the peak employment levels reached in fiscal 2001. Finally, early in our fourth fiscal quarter, we announced the planned closure of our older wafer manufacturing facility in Salinas, Calif., and the consolidation of all our internal wafer fabrication at our Hillsboro, Ore., site.

        Key research and development programs were maintained throughout fiscal 2002, and largely as a result of our acquisition of Newave Semiconductor (Newave), the personnel resources dedicated to product design and engineering increased. We preserved a strong financial position, ending the year with little debt and $669 million in cash and investments (excluding equity investments). Finally, fiscal 2002 ended on a positive note, with the fourth quarter of fiscal 2002 marking the first sequential increase in quarterly revenues since the third quarter of fiscal 2001.

Results of Operations

        Revenues (fiscal 2002 compared to fiscal 2001).    Our revenues for fiscal 2002 were $379.8 million, a decrease of $612.0 million or 62% compared to the previous year.

        For the reasons described above, in the fourth quarter of fiscal 2001, industry-wide demand for communications equipment started to decline. As noted, global economic conditions have a direct impact on demand in our customers' markets and broadly weaker economic conditions across multiple industries and geographies affected capital spending trends, to which our customers are sensitive. The trend towards weaker global economic conditions and reduced customer demand existed throughout most of fiscal 2002 in all of our sales channels (distributors, contract manufacturers or CEMs, and direct customers or OEMs). Our customers also reacted to changes in end market conditions by taking steps to reduce their finished goods, work-in-process and component inventories. This industry-wide trend significantly decreased demand for our products in both of our product segments: the Communications and High Performance Logic segment, which includes FIFOs and multi-ports, communications applications-specific standard products (ASSPs) and high-performance logic and clock management devices; and the SRAM and Other segment.

        Our unit sales volumes during fiscal 2002 dropped by almost 60% from those in fiscal 2001, and this was the primary cause of our revenue decline. As global capacity to produce integrated circuits exceeded demand, average selling prices per unit (ASPs) came under pressure in fiscal 2002. This was particularly true for products we sell where multiple sources exist, such as in our SRAMs and Other segment.

        Revenues (fiscal 2001 compared to fiscal 2000).    Our revenues for fiscal 2001 were $991.8 million, an increase of $290.1 million compared to fiscal 2000. The increase in revenues from fiscal 2000 to fiscal 2001 was primarily due to increased unit volumes and higher average selling prices in both of our product segments The increase in volume for the Communications and High-Performance Logic segment was mainly attributable to the introduction of new products, primarily for data networking and wireless communications infrastructure equipment markets, as well as high levels of demand for existing products serving these and other markets. Unit volumes for our SRAMs and Other segment also improved from fiscal 2000 to fiscal 2001, due to high levels of demand for industry-standard products. Improvements in the mix of units sold, and in the level of demand for industry-standard products related to available supply, resulted in a higher ASP in fiscal 2001 compared to the preceding year.

        Revenues (recent trends).    Consistent with what we observe to be stabilizing or improving economic and market conditions in early calendar 2002, the levels of unit demand and revenues for our products have improved. In the fourth quarter of fiscal 2002, our revenue grew 8% over the immediately prior quarter to reach $86.6 million. However, customers continue to delay placing committed purchase orders and to demand that products be delivered on very short lead times, resulting in low levels of backlog. This current lack of order visibility, together with continuing uncertain conditions in the economies, markets, and customers that we serve, make it difficult to predict the rate of future growth in our revenue.

        Gross profit (fiscal 2002 compared to fiscal 2001).    Gross profit for fiscal 2002 was $113.2 million, a decrease of $472.1 million compared to the $585.3 million recorded in fiscal 2001. Our gross margin for 2002 was 29.8% compared to 59% for fiscal 2001.

        The decline in gross profit in fiscal year 2002 was primarily attributable to lower revenues and the corresponding reduced levels of utilization of fixed manufacturing infrastructure. In comparison to fiscal 2001, gross profit was adversely impacted by the reduced number of units sold, reductions in carrying value of excess inventories recorded during the period, and by lower ASPs, particularly for our products that have multiple sources. In addition, we incurred asset impairment ($17.4 million) and retention and other expenses ($3.2 million) related to winding down and exiting the Salinas facility; restructuring charges ($7.3 million), related principally to headcount reductions in Salinas and throughout the Company; and amortization of intangible assets attributable to existing technology related to our acquisition of Newave ($3.1 million). For further discussion on these items, see Amortization of intangibles and Restructuring charges, asset impairment and other below. These pressures were partially offset by reductions in manufacturing spending, including lower depreciation expenses; lower variable spending on assembly and test operations, related to reduced business volumes; and lower personnel expenses related to facility shutdowns, and to the headcount reductions we implemented at our manufacturing facilities in the first and third quarters of fiscal 2002.

        As was the case in fiscal 2001, average gross margin for products within the SRAMs and Other segment was significantly below our overall gross margin during fiscal 2002.

        Gross profit (fiscal 2001 compared to fiscal 2000).    From fiscal 2000 to 2001, our gross profit increased by $243.7 million. Our gross margin percentage for fiscal 2000 was 48.7%. Factors that contributed to the improvement in gross margin from fiscal 2000 to fiscal 2001 include: higher unit volumes and revenue, increased manufacturing capacity utilization, improved product mix within the Communication and High-Performance Logic segment, higher SRAM and logic product pricing, and manufacturing cost reductions. The latter included the sale of a wafer fabrication facility located in Sydney, Australia and the negotiation of significantly lower subcontractor prices for assembling certain of our products.

        Special items impacting gross profit in fiscal 2000 included $8.5 million in Intel licensing revenue, which carried little related costs, and $4.7 million in net positive adjustments and reversals. The latter adjustments occurred as we finalized the accounting for certain restructuring activities that had commenced in fiscal 1999, but were not completed until fiscal 2000.

        For fiscal 2003, we expect that while the closure of our Salinas manufacturing facility will have a positive impact on gross margin percentage, significant improvement in quarterly gross margin percentage will remain primarily dependent on whether business conditions continue to improve and support sequential revenue growth.

        Restructuring charges, asset impairment and other.    We recorded $26.0 million in asset impairment and restructuring charges during fiscal 2002, primarily because of poor business conditions in the semiconductor industry. Of this amount, $24.7 million was recorded as cost of goods sold; the remainder, as operating expenses.

        In the first and third quarters of fiscal 2002, we recorded $4.6 million in expenses related to restructuring actions, consisting mainly of worldwide reductions in force in our manufacturing and administrative organizations. Such expenses in the first quarter of fiscal 2002 were recorded as cost of goods sold ($2.3 million) and operating expenses ($0.2 million). Expenses in the third quarter of fiscal 2002 were recorded as cost of goods sold ($1.2 million) and operating expenses ($0.9 million).

        During the third quarter of fiscal 2002, as required by generally accepted accounting principles, we performed impairment reviews of our manufacturing facilities. Principally because of the age and limited capability of the facility to produce technologically competitive products going forward, we determined that future undiscounted cash flows related to our older wafer fabrication facility located in Salinas would not be sufficient to recover the carrying values of the assets in that facility. We accordingly wrote down the assets to their fair values on the basis of appraisals and management estimates, resulting in a charge of $17.4 million in the third quarter of fiscal 2002.

        In January 2002, we announced a plan to consolidate our wafer fabrication manufacturing operations. Under the plan, production at the Salinas facility will be phased out during the first quarter of fiscal 2003, and approximately 260 manufacturing and support positions will be eliminated. In the fourth quarter of fiscal 2002, we recorded a charge of $4.0 million in restructuring expenses, primarily related to severance and other termination benefits, in connection with this plan.

        In addition to the $26.0 million in expenses specifically identified as asset impairment and restructuring charges, we incurred $3.2 million in other expenses related to the Salinas plan, mainly for retention bonuses. We expect to incur additional costs of approximately $8 to $9 million associated with closure of this facility, most of which will be recorded during the first half of fiscal 2003. Beginning in July 2002, after the Salinas facility is closed, we expect to realize manufacturing cost savings of approximately $6 to $8 million per quarter as a result of this facility consolidation.

        Research and development.    For fiscal 2002, research and development (R&D) expenses totaled $129.1 million, and were essentially flat with the $128.7 million incurred in fiscal 2001. R&D expenses increased by $20.7 million from fiscal 2000 to fiscal 2001.

        During fiscal 2002, we added significant design and engineering resources in our Communications and High-Performance Logic segment through our acquisition of Newave in April 2001. In addition to higher operating expenses associated with the Newave design team, we also incurred $5.1 million in expenses during fiscal 2002 for Newave-related contingent compensation and stock-based compensation amortization. Cost allocations to R&D related to new product development and depreciation expense associated with R&D equipment also increased. These expense increases were offset by a combination of lower profit-sharing and other performance-related personnel costs and continued control over discretionary spending.

        In fiscal 2001, R&D spending increased by $20.7 million over the prior year, to $128.7 million. This 19.2% increase in R&D expenses was related to increased spending for product, process, and applications R&D to support the growing Communications and High-Performance Logic product segment and, to a much lesser extent, the SRAMs and Other segment. Factors contributing to the spending growth included: higher personnel and profit-dependent costs; increased expenditures on contract design services; the expansion of our design centers in Georgia, Texas, and Australia; and higher cost allocations to R&D from our manufacturing infrastructure related to new product introductions.

        We expect that in fiscal 2003, R&D expense will remain flat in absolute dollars from fiscal 2002's levels. New product development efforts will continue to be focused in such areas as: FIFOs and multi-ported communications products, networking and switching products, IP co-processors incorporating CAM (content-addressable memory) technology, timing and clock products, integrated communications processors, and telecommunications products, including those which provide gateways for voice traffic over the internet. We are continuing to develop advanced manufacturing process technologies designed to enable performance advantages and to enhance production efficiencies.

        Selling, general and administrative.    During fiscal 2002, selling, general, and administrative (SG&A) expenses declined by $40.2 million to $84.0 million. In fiscal 2001, SG&A spending had risen by $6.2 million from the prior year, to $124.2 million.

        The 32.4% decrease in SG&A expenses from fiscal 2001 to fiscal 2002 relates primarily to lower personnel-related costs and continued control over discretionary spending. Personnel-related costs declined due to headcount reductions implemented throughout the year and the absence of profit-dependent personnel expenses such as management bonuses and employee profit sharing expenses. Other revenue dependent expenses such as sales incentives and outside sales commissions were also lower. We also reduced other discretionary operating expenses such as recruiting, advertising, travel and other outside services, in response to the weak business environment.

        The increase for SG&A expenses in fiscal 2001 over fiscal 2000 was mainly the result of higher profit-and revenue-dependent personnel expenses.

        While we expect to continue to control discretionary spending into the new fiscal year, the absolute dollar level of SG&A expenses, especially those associated with variable selling costs, may increase in fiscal 2003, particularly if we realize increased revenues.

        Acquired in-process research and development.    In connection with our acquisition of Newave, we recorded a $16.0 million charge for acquired in-process research and development (IPR&D) in fiscal 2002. The $16.0 million allocation of the purchase price to IPR&D was determined by identifying technologies that had not attained technological feasibility and that did not have future alternative uses. Estimated future revenues were allocated to in-process and existing technology, and appropriate estimated expenses were deducted and economic rents charged for the use of other assets. Based on this analysis, a present value calculation of estimated after-tax cash flows attributable to the technology was computed.

        Amortization of intangibles.    During fiscal 2002, goodwill related to the Newave transaction was amortized to expenses in accordance with an estimated useful life of seven years using the straight-line method. Other identified intangibles were amortized over estimated useful lives of two to seven years, also using the straight-line method.

        As a result of our adoption of Statement of Financial Accounting Standards (SFAS) No. 142, amortization of certain intangibles, primarily goodwill, will cease on April 1, 2002. As a result, we expect amortization of intangibles to decrease by $6.1 million in fiscal 2003. Also in connection with the adoption of SFAS No. 142, IDT is required to perform a transitional goodwill impairment assessment within six months of adoption, or by the end of our second quarter of fiscal 2003. Our preliminary analysis indicates that this assessment is likely to result in a partial impairment charge against the goodwill we carry related to the Newave acquisition.

        Merger expenses.    We incurred $4.8 million in merger expenses in fiscal 2000 related to our acquisition of QSI, which was accounted for as a pooling of interests.

        Gain on equity investments, net.    During the fiscal 2000-2002 period, as described in Note 15 to the Consolidated Financial Statements, we recorded various gains and losses in connection with our equity investment holdings in PMC-Sierra, Inc. (PMC) and Monolithic System Technology (MoSys). These gains and losses are summarized as follows (in thousands):

(in thousands)	Fiscal 2002	Fiscal 2001	Fiscal 2000
Gain on exchange of QED shares	$—	$240,870	$—
Realized gains on sales of QED shares	—	—	11,335
Realized gains (losses) on sales of PMC shares	507	(11,938)	—
Realized gains on sales of MoSys shares	35,653	—	—
Other than temporary impairment charges	—	(141,938)	—

Gains on equity investments, net	$36,160	$86,994	$11,335

        As of March 31, 2002, we continued to hold approximately 338,000 shares of PMC. Our pretax, unrealized loss associated with these holdings was $2.9 million.

        Interest expense.    For fiscal 2002, interest expense decreased by $1.9 million in comparison to fiscal 2001. The decrease is due mainly to the payoff of a mortgage and certain leases and, to a lesser extent, the conversion of substantially all of our 5.5% Convertible Subordinated Notes to common stock in fiscal Q1 2001 (see Note 5 to the Consolidated Financial Statements). Primarily as a result of the conversion, interest expense decreased by $10.8 million in fiscal 2001 compared to fiscal 2000. Our remaining interest-bearing liabilities consist mainly of secured equipment financing agreements, which amortize over the terms of the agreements.

        Interest income and other, net.    Changes in interest income and other, net are summarized as follows:

(in thousands)	Fiscal 2002	Fiscal 2001	Fiscal 2000
Interest income	$33,967	$44,629	$20,033
Other income, net	4,777	2,319	9,260

Interest income and other, net	$38,744	$46,948	$29,293

        Interest income declined by $10.7 million in fiscal 2002 compared to fiscal 2001, due to lower average interest rates and, to a lesser extent, lower average investment balances. The increase in interest income from fiscal 2000 to fiscal 2001 was primarily attributable to higher cash and investment balances, which grew as a result of cash generated from operations.

        Other income, net, in fiscal 2002 includes a pre-tax gain of $5.1 million related to our exercise of an option to purchase land adjacent to our wafer manufacturing facility in Hillsboro. Immediately following the option exercise, we sold most of the underlying property and recognized the gain. Other income, net for fiscal 2000 included net gains of $19.6 million primarily related to the sale of our x86 design subsidiary and related intellectual property, and a gain of $4.6 million on the sale of our San Jose fabrication facility. Other income, net, for fiscal 2000 also includes a loss of $14.8 million related to our equity interest in Clear Logic, Inc.

        Provision for Taxes.    Our effective tax rate for fiscal 2002 was a benefit of 5.6%. This rate of benefit varied from the federal statutory rate mainly due to the effects of non-deductible acquisition-related costs and foreign losses. In fiscal 2001, our tax rate was 10.4%, which included the effects of deferred gains on investments, the reversal in fiscal 2001 of most of the valuation allowance reserve recorded against our net deferred tax assets, and the use of net operating loss and tax credit carryovers. We enjoy certain tax benefits in Malaysia and the Philippines, mainly as a result of tax holidays and certain investment incentives.

        We currently expect our tax rate to be approximately 20% for fiscal 2003, exclusive of merger-related items and other non-deductible items, such as restructuring costs. Our estimate is based on existing tax laws and our current projections of income and distributions of income among different tax entities, and is subject to change.

Liquidity and Capital Resources

        Our financial condition remains strong. Our cash, cash equivalents and investments, excluding our shares of PMC, were $668.9 million at March 31, 2002, a decrease of $152.2 million compared to April 1, 2001.

        Net cash used for operating activities was $27.9 million in fiscal 2002. Our operating activities provided $480.6 million and $242.6 million in fiscal 2001 and 2000, respectively. Lower operating results were the main cause of the decline in cash flows from operations in fiscal 2002 compared to fiscal 2001. Other factors included lower accounts payable balances and decreased deferred income on shipments to distributors due to lower levels of distributor channel inventory, decreased accrued compensation due to payouts of profit dependent personnel expenses accrued in fiscal 2001 and paid in fiscal 2002, and decreased income taxes payable.

        We used $53.6 million, $412.3 million and $37.3 million for investing activities in fiscal 2002, 2001 and 2000, respectively. Among the major uses of cash for fiscal 2002 was $74.2 million for the Newave acquisition. We curtailed spending on capital in fiscal 2002, and expenditures decreased to $45.5 million for the year compared to $116.2 million and $84.5 million in fiscal 2001 and 2000, respectively. Sales of maturing investments, net of purchases, provided $56.8 million in fiscal 2002 as compared to $297.5 million used for net purchases of investments in fiscal 2001. In fiscal 2000, we received $44.3 million in proceeds from the sale of property, principally our San Jose wafer fabrication facility.

        We used $60.0 million for financing activities in fiscal 2002. Our financing activities used $43.2 million in fiscal 2001 and provided $22.7 million for fiscal 2000. Significant financing activities in fiscal 2002 and fiscal 2001 included repurchases of common stock ($67.1 million and $73.2 million, respectively). In fiscal 2000, proceeds from the issuance of common stock under employee option and purchase plans ($44.2 million) accounted for most of the cash provided by financing activities.

        We anticipate capital expenditures of approximately $65-$70 million during fiscal 2003, depending upon business conditions, to be financed primarily through cash generated from operations and existing cash and investments. In addition, we are considering terminating the synthetic lease related to our Hillsboro, Ore., manufacturing site (see Note 6 to the Consolidated Financial Statements). Should we decide to terminate the lease, we would exercise our option to purchase approximately $64 million in additional fixed assets, with most of the purchase price (approximately $50 million) funded by amounts already pledged to collateralize the lease, and the balance (approximately $14 million) funded by existing cash and investments.

        A summary of our contractual cash payment obligations and commitments as of March 31, 2002 is presented below:

(in thousands)	Fiscal 2003	Fiscal 2004	Fiscal 2005	Fiscal 2006	Fiscal 2007
Operating leases	$16,066	$13,126	$11,137	$6,441	$4,700
Capital leases	5,709	4,470	4,470	1,223	—
Purchase commitments	5,750	—	—	—	—

Total	$27,525	$17,596	$15,607	$7,664	$4,700

        We believe that existing cash and investment balances, together with cash flows from operations, will be sufficient to meet our working capital and capital expenditure needs through fiscal 2003 and 2004. We may investigate other financing alternatives; however, we cannot be certain that additional financing will be available on satisfactory terms.

Factors Affecting Future Results

        Our operating results can fluctuate dramatically.    For example, we had net income of $415.2 million and $130.6 million for fiscal 2001 and 2000, respectively, compared to a net loss of $46.2 million for fiscal 2002. Fluctuations in operating results can result from a wide variety of factors, including:

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

        Our product manufacturing operations are complex and subject to interruption.    From time to time, we have experienced production difficulties, including reduced manufacturing yields or products that do not meet our or our customers' specifications, that have caused delivery delays and quality problems. While production delivery delays have been infrequent and generally short in duration, we could experience manufacturing problems, capacity constraints and/or product delivery delays in the future as a result of, among other things, complexity of manufacturing processes, changes to our process technologies (including transfers to other facilities and die size reduction efforts), and ramping production and installing new equipment at our facilities.

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

        International operations add increased volatility to our operating results.    A substantial percentage of our revenues are derived from international sales, as summarized below:

Percentage of total revenues	Fiscal 2002	Fiscal 2001	Fiscal 2000
Americas	48%	58%	62%
Asia Pacific	18%	11%	10%
Japan	14%	12%	11%
Europe	20%	19%	17%

Total	100%	100%	100%

        In addition, our assembly and test facilities in Malaysia and the Philippines incur payroll, facility and other expenses in local currencies. Accordingly, movements in foreign currency exchange rates can impact our cost of goods sold, as well as both pricing and demand for our products. Our offshore manufacturing sites and export sales are also subject to risks associated with foreign operations, including:

  •
  political instability and acts of war or terrorism, which could disrupt our manufacturing activities;

  •
  currency controls and fluctuations;

  •
  changes in local economic conditions; and

  •
  changes in tax laws, import and export controls, tariffs and freight rates.

        Contract pricing for raw materials used in the fabrication and assembly processes, as well as for subcontract assembly services, can also be impacted by currency exchange rate fluctuations. We also purchase certain semiconductor manufacturing tools, such as photolithography equipment, from overseas vendors. Prices for such tools are typically quoted in foreign currencies and may equate to several million U.S. dollars per unit. Although we seek to mitigate currency risks through the use of hedge instruments, currency exchange rate fluctuations can have a substantial impact on our net U.S.-dollar cost for these tools.

        Global economic and political factors, including terrorism, could harm our business.    Weak economic conditions, terrorist actions, and the effects of ongoing military actions against terrorists could lead to significant business disruptions. If such disruptions result in cancellations of customer orders or a general decrease in corporate spending on information technology, or directly impact our marketing, manufacturing, financial and logistics functions, our results of operations and financial condition could be adversely affected.

        We are subject to a variety of environmental and other regulations related to hazardous materials used in our manufacturing processes.    Any failure by us to control the use or discharge of hazardous materials under present or future regulations could subject us to substantial liability or cause our manufacturing operations to be suspended.

        Our common stock has experienced substantial price volatility.    Such volatility may occur in the future, particularly as a result of quarter-to-quarter variations in the actual or anticipated financial results of IDT, other semiconductor companies, or our customers. Announcements by us or by our competitors regarding new product introductions may also lead to volatility. In addition, our stock price can fluctuate due to price and volume fluctuations in the stock market, especially in the technology sector. Stock price volatility may also result from changes in perceptions about the various types of products we manufacture and sell, which employ a variety of semiconductor design technologies and include both proprietary or limited-source products and industry-standard or multiple-source products.

        We are exposed to fluctuations in the market price of our investment in PMC-Sierra, Inc.    We currently hold approximately 338,000 common shares of PMC-Sierra, Inc. (PMC). The PMC stock, which we acquired in connection with PMC's merger with Quantum Effect Devices (QED) (see Note 15 to the Consolidated Financial Statements), is highly volatile. The amount of income and cash flow that we ultimately realize from this investment in future periods cannot be determined at this time and may vary materially from the current unrealized amount.

        We may have difficulty integrating acquired companies.    We acquired Newave Semiconductor Corp. (Newave) in fiscal 2002 and may pursue other acquisitions in the future. Failure to successfully integrate acquired companies into our business could adversely affect our results of operations. Integration risks and issues may include, but are not limited to, personnel retention and assimilation, management distraction, technology development, and unexpected costs and liabilities. In addition, we have adopted SFAS No. 142, "Goodwill and Other Intangible Assets," (see Note 1 to the Consolidated Financial Statements) and are required to perform a transitional impairment assessment of Newave-related goodwill in fiscal 2003.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our interest rate risk relates primarily to our investment portfolio, which consisted of $256.2 million in cash and cash equivalents and $418.2 million in short-term investments as of March 31, 2002. By policy, we limit our exposure to longer-term investments, and approximately 91% of our investment portfolio at the end of fiscal 2002 had maturities of less than two years. As a result of the relatively short duration of our portfolio, a hypothetical 10% move in interest rates would have an insignificant effect on our financial position, results of operations or cash flows. We do not currently use derivative financial instruments in our investment portfolio.

        By policy, we mitigate the credit risk to our investment portfolio through diversification and for, debt securities, adherence to high credit-rating standards.

        We have minimal interest rate risk with respect to debt; our balance sheet at March 31, 2002 includes only $15.0 million in debt. The synthetic lease related to our manufacturing facilities in Hillsboro has variable, London Interbank Offered Rate (LIBOR)-based payments. However, this lease is collateralized with investment securities that have similar, and thus offsetting, interest rate characteristics.

        We are exposed to foreign currency exchange rate risk as a result of international sales, assets and liabilities of foreign subsidiaries, and capital purchases denominated in foreign currencies. We use derivative financial instruments (primarily forward contracts) to help manage our foreign currency exchange exposures. We do not enter in derivatives for trading purposes. We performed a sensitivity analysis for both fiscal 2002 and 2001 and determined that a 10% change in the value of the U.S. dollar would have an insignificant near-term impact on our financial position, results of operations or cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Index to Consolidated Financial Statements covered by Report of Independent Accountants included in Item 8:

Report of Independent Accountants
Consolidated Balance Sheets at March 31, 2002 and April 1, 2001
Consolidated Statements of Operations for each of the three fiscal years in the period ended March 31, 2002
Consolidated Statements of Cash Flows for each of the three fiscal years in the period ended March 31, 2002
Consolidated Statements of Stockholders' Equity for each of the three fiscal years in the period ended March 31, 2002
Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
Integrated Device Technology, Inc.

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Integrated Device Technology, Inc. and its subsidiaries at March 31, 2002 and April 1, 2001, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)2 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Jose, California
April 22, 2002

Consolidated Balance Sheets

(in thousands, except share amounts)	March 31, 2002	April 1, 2001
Assets
Current assets:
Cash and cash equivalents	$256,172	$397,709
Short-term investments	418,228	280,620
Accounts receivable, net of allowance for returns and doubtful accounts of $2,848 and $9,795	40,067	94,362
Inventories, net	78,247	75,614
Deferred tax assets	74,874	81,370
Prepayments and other current assets	19,787	25,542

Total current assets	887,375	955,217
Property, plant and equipment, net	221,499	284,702
Long-term investments	—	160,273
Goodwill and other acquisition-related intangibles	57,281	—
Other assets	59,664	60,720

Total assets	$1,225,819	$1,460,912

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$18,342	$45,915
Accrued compensation and related expenses	14,068	53,543
Deferred income on shipments to distributors	36,443	91,374
Income taxes payable	21,863	24,122
Other accrued liabilities	29,173	39,532

Total current liabilities	119,889	254,486
Long-term obligations	51,221	66,529

Commitments and contingencies (Notes 6 and 7)
Stockholders' equity:
Preferred stock; $.001 par value: 10,000,000 shares authorized; no shares issued	—	—
Common stock; $.001 par value: 350,000,000 shares authorized; 104,396,165 and 104,915,783 shares issued and outstanding	104	105
Additional paid-in capital	793,964	759,236
Deferred stock compensation	(5,043)	—
Treasury stock (4,900,000 and 2,257,500 shares)	(140,308)	(73,216)
Retained earnings	408,659	454,851
Accumulated other comprehensive loss	(2,667)	(1,079)

Total stockholders' equity	1,054,709	1,139,897

Total liabilities and stockholders' equity	$1,225,819	$1,460,912

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations

	Fiscal Year Ended
(In thousands, except per share data)	March 31, 2002	April 1, 2001	April 2, 2000
Revenues	$379,817	$991,789	$701,722
Cost of revenues	241,841	406,450	364,832
Restructuring charges, asset impairment and other	24,742	—	(4,726)

Gross profit	113,234	585,339	341,616

Operating expenses:
Research and development	129,146	128,749	108,009
Selling, general and administrative	83,987	124,177	117,942
Acquired in-process research and development	16,000	—	—
Amortization of intangibles	6,724	—	—
Merger expenses	—	—	4,840

Total operating expenses	235,857	252,926	230,791

Operating income (loss)	(122,623)	332,413	110,825
Gains on equity investments, net	36,160	86,994	11,335
Interest expense	(1,238)	(3,134)	(13,967)
Interest income and other, net	38,744	46,948	29,293

Income (loss) before income taxes	(48,957)	463,221	137,486
Provision (benefit) for income taxes	(2,765)	48,018	6,875

Net income (loss)	$(46,192)	$415,203	$130,611

Basic net income (loss) per share:	$(0.44)	$3.99	$1.44
Diluted net income (loss) per share:	$(0.44)	$3.76	$1.32
Weighted average shares:
Basic	104,560	104,042	90,918
Diluted	104,560	110,287	99,002

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

	Fiscal Year Ended
(in thousands)	March 31, 2002	April 1, 2001	April 2, 2000
Operating activities
Net income (loss)	$(46,192)	$415,203	$130,611
Adjustments:
Depreciation and amortization	86,452	90,914	89,045
Acquired in-process research and development	16,000	—	—
Merger-related stock compensation	5,115	—	—
Amortization of intangible assets	9,868	—	—
Restructuring charges, asset impairment and other	24,742	—	—
Gain on sale of property, plant and equipment	(4,576)	(668)	(12,042)
Deferred tax assets	7,688	(100,641)	—
Tax benefit from employee stock plans	—	112,345	5,129
Gain on equity investments, net	(36,160)	(86,994)	—
Changes in assets and liabilities:
Accounts receivable, net	54,295	(3,405)	(29,585)
Inventories, net	(2,633)	(3,335)	(14,631)
Other assets	(1,122)	(6,914)	14,855
Accounts payable	(27,573)	8,621	942
Accrued compensation and related expenses	(39,475)	25,013	12,034
Deferred income on shipments to distributors	(54,931)	16,789	29,550
Income taxes payable	(2,259)	20,184	(3,304)
Other accrued liabilities	(17,136)	(6,520)	20,009

Net cash (used for) provided by operating activities	(27,897)	480,592	242,613

Investing activities
Acquisition, net of cash acquired	(74,249)	—	—
QSI net cash used from 10/1/98 to 3/31/99	—	—	(1,146)
Purchases of property, plant and equipment	(45,465)	(116,195)	(84,489)
Proceeds from sale of property, plant and equipment	9,272	1,412	44,334
Purchases of investments	(813,088)	(881,237)	(166,969)
Proceeds from sales of investments	869,908	583,745	170,976

Net cash used for investing activities	(53,622)	(412,275)	(37,294)

Financing activities
Proceeds from issuance of common stock, net	22,783	41,681	44,233
Repurchase of common stock, net	(67,095)	(73,218)	—
Payments on capital leases and other debt	(15,706)	(11,677)	(21,544)

Net cash (used for) provided by financing activities	(60,018)	(43,214)	22,689

Net increase (decrease) in cash and cash equivalents	(141,537)	25,103	228,008
Cash and cash equivalents at beginning of period	397,709	372,606	144,598

Cash and cash equivalents at end of period	$256,172	$397,709	$372,606

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$1,287	$2,145	$13,455
Income taxes, net of refunds	(1,857)	17,418	3,798
Non-cash activities:
Options assumed in connection with acquisition	2,957	—	—
Conversion of subordinated notes to equity	—	183,436	—

The accompanying notes are an integral part of these consolidated financial statements.

         Consolidated Statements of Stockholders' Equity

	Common Stock				Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital	Treasury Stock			Deferred Stock Compensation	Total Stockholders' Equity
(in thousands, except share amounts)	Shares	$
Balance, March 28, 1999	87,994,095	88	372,900	(1,638)	(68,315)	(3,709)	—	299,326
Issuance of common stock	7,673,033	8	43,756	1,638	(83)	—	—	45,319
QSI loss, 10/1/1998 to 3/31/1999	—	—	—	—	(22,565)	—	—	(22,565)
Tax benefit from stock option transactions	—	—	5,129	—	—	—	—	5,129
Other comprehensive income:
Translation adjustment	—	—	—	—	—	595	—	595
Unrealized gain on investments, net	—	—	—	—	—	222,736	—	222,736
Net income	—	—	—	—	130,611	—	—	130,611

Balance, April 2, 2000	95,667,128	96	421,785		39,648	219,622	—	681,151
Repurchase of common stock	(2,257,500)	(2)	—	(73,216)	—	—	—	(73,218)
Issuance of common stock	5,202,551	5	41,676	—	—	—	—	41,681
Conversion of convertible notes	6,303,604	6	183,430	—	—	—	—	183,436
Tax benefit from stock option transactions	—	—	112,345	—	—	—	—	112,345
Other comprehensive income:
Translation adjustment	—	—	—	—	—	791	—	791
Unrealized loss on investments, net	—	—	—	—	—	(221,492)	—	(221,492)
Net income	—	—	—	—	415,203	—	—	415,203

Balance, April 1, 2001	104,915,783	105	759,236	(73,216)	454,851	(1,079)	—	1,139,897
Repurchase of common stock	(2,642,500)	(3)	—	(67,092)	—	—	—	(67,095)
Issuance of common stock	2,122,882	2	22,781	—	—	—	—	22,783
Fair value of options assumed	—	—	13,214	—	—	—	(10,257)	2,957
Unvested options canceled	—	—	(1,267)	—	—	—	1,267	—
Deferred stock compensation expense	—	—	—	—	—	—	3,947	3,947
Other comprehensive income:
Translation adjustment	—	—	—	—	—	(381)	—	(381)
Unrealized gain (loss) on derivatives	—	—	—	—	—	2	—	2
Unrealized loss on investments, net	—	—	—	—	—	(1,209)	—	(1,209)
Net loss	—	—	—	—	(46,192)	—	—	(46,192)

Balance, March 31, 2002	104,396,165	$104	$793,964	$(140,308)	$408,659	$(2,667)	$(5,043)	1,054,709

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1
Summary of Significant Accounting Policies

        Nature of Business.    Integrated Device Technology, Inc. (IDT or the Company) designs, develops, manufactures and markets a broad range of high-performance semiconductor products, primarily for communications markets. IDT's products include FIFO and multi-port products, communications application-specific standard products (ASSPs), high-performance logic and clock management products, and high-speed SRAMs.

        Fiscal Year.    The Company's fiscal year ends on the Sunday nearest March 31. Fiscal 2002 and 2001 each included 52 weeks and ended on March 31, 2002 and April 1, 2001, respectively. Fiscal 2000, a 53-week year, ended on April 2, 2000.

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

        In fiscal 2000, IDT acquired Quality Semiconductor, Inc. (QSI) in a transaction accounted for as a pooling of interests. The financial statements have been retroactively restated to reflect the combined operations of IDT and QSI as if the combination had occurred at the beginning of the earliest period presented (see Note 2). There were no significant differences between the accounting policies of IDT and QSI.

        Certain reclassifications have been made to prior-year balances to present the financial statements on a consistent basis.

        Cash Equivalents and Investments.    Cash equivalents are highly liquid investments with original maturities of three months or less at the time of purchase. All of the Company's investments are classified as available for sale at March 31, 2002 and April 1, 2001. Available-for-sale investments as of March 31, 2002 are classified as short-term investments, as these investments consist of highly marketable securities that are intended to be available to meet current cash requirements. Investment securities classified as available-for-sale are reported at market value, and net unrealized gains or losses are recorded in accumulated comprehensive income, a separate component of stockholders' equity, until realized. Realized gains and losses on non-equity investments are computed based upon specific identification and are included in interest income and other, net. Management evaluates investments on a regular basis to determine if an other-than-temporary impairment has occurred.

        Inventories.    Inventories are stated at the lower of standard cost (which generally approximates actual cost on a first-in, first-out basis) or market. Inventories that are obsolete, or in excess of forecasted demand within a specific time period, generally twelve months or less, are not valued.

        Property, Plant, and Equipment.    Property, plant and equipment is stated at cost. For financial reporting purposes, depreciation is computed using the straight-line method over estimated useful lives of the assets. Useful lives for major asset categories are as follows: machinery and equipment, 3 to 5 years; and buildings and improvements, 10 to 30 years. Leasehold improvements and leasehold interests are amortized over the shorter of the estimated useful lives of the assets or the remaining term of the lease.

        Long-Lived Assets.    The Company regularly reviews the useful lives and carrying values of long-lived assets, including identifiable intangibles, whenever events and circumstances indicate that the net book value of an asset, or grouping of assets, may not be recoverable through expected future, undiscounted cash flows. The amount of impairment loss, if any, is measured as the excess of carrying value over fair value.

        Revenue Recognition.    The Company adopted Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements," in the fourth quarter of fiscal 2001, effective as of the beginning of the year, with no material effects on IDT's financial position or results of operations. Revenues from product sales are generally recognized when persuasive evidence of an arrangement exists, the price is fixed or determinable, collection is reasonably assured and transfer of title has occurred. A reserve is provided for estimated returns and discounts. A portion of the Company's sales are made to distributors under agreements that allow certain rights of return and price protection on products unsold by the distributors. Related revenues and costs of revenues thereon are deferred until the products are resold by the distributors. Revenues related to licensing agreements are recognized ratably over the lives of the related patents (see Note 14).

        Income Taxes.    The Company accounts for income taxes under an asset and liability approach which requires the expected future tax consequences of temporary differences between book and tax bases of assets and liabilities be recognized as deferred tax assets and liabilities. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.

        Net Income (Loss) Per Share.    Basic and diluted net income (loss) per share are computed using weighted-average common shares outstanding. Dilutive net income per share also includes the effect of stock options and convertible debt. The following table sets forth the computation of basic and diluted net income (loss) per share:

	Fiscal Year Ended
(in thousands, except per share amounts)	March 31, 2002	April 1, 2001	April 2, 2000
Basic:
Net income (loss) (numerator)	$(46,192)	$415,203	$130,611

Weighted average shares outstanding (denominator)	104,560	104,042	90,918

Net income (loss) per share	$(0.44)	$3.99	$1.44

Diluted:
Net income (loss) (numerator)	$(46,192)	$415,203	$130,611

Weighted average shares outstanding	104,560	104,042	90,918
Net effect of dilutive stock options	—	6,245	8,084

Total shares (denominator)	104,560	110,287	99,002

Net income (loss) per share	$(0.44)	$3.76	$1.32

        Total stock options outstanding, including antidilutive options, were 17.1 million, 13.4 million and 14.7 million at fiscal year-ends 2002, 2001 and 2000, respectively.

        Comprehensive Income (Loss).    Comprehensive income (loss) is defined as the change in equity during a period from non-owner sources.

        The components of comprehensive income (loss) were as follows:

	Fiscal Year Ended
(in thousands)	March 31, 2002	April 1, 2001	April 2, 2000
Net income (loss)	$(46,192)	$415,203	$130,611
Currency translation adjustments	(381)	791	595
Change in unrealized gain on derivatives, net of taxes of 39.7%	2	—	—
Net gain (loss) on investments, net of taxes of 39.7%*	(1,209)	(221,492)	222,736

Comprehensive income (loss)	$(47,780)	$194,502	$353,942

*Unrealized investment gain (loss)	30,974	(99,383)	211,968
*Reclassification adjustment, net	(32,183)	(122,109)	10,768

        The components of accumulated other comprehensive income (loss) were as follows:

(in thousands)	March 31, 2002	April 1, 2001	April 2, 2000
Cumulative translation adjustments	$(2,652)	$(2,271)	$(3,062)
Unrealized gain on derivatives	2	—	—
Unrealized gain (loss) on equity investments	(1,722)	—	223,906
Unrealized gain (loss) on other available-for-sale investments	1,705	1,192	(1,222)

Total accumulated other comprehensive income	$(2,667)	$(1,079)	$219,622

        Translation of Foreign Currencies.    For subsidiaries where the functional currency is the local currency, gains and losses resulting from translation of foreign currency financial statements into U.S. dollars are recorded as a separate component of comprehensive income (loss). For subsidiaries where the functional currency is the U.S. dollar, gains and losses resulting from the process of remeasuring foreign currency financial statements into U.S. dollars are included in other income. The effects of foreign currency exchange rate fluctuations have not been material.

        Fair Value Disclosures of Financial Instruments.    Fair values of investments and currency forward contracts are based on quoted market prices or pricing models using current market rates. Fair values of cash, cash equivalents and a substantial majority of short-term investments approximate cost due to the short period of time until maturity.

        Concentration of Credit Risk.    The Company's most significant exposures to credit concentration risk include debt-security investments, foreign exchange contracts and accounts receivable. In addition to trade receivable balances, from time to time, IDT will enter into certain financing arrangements with its major distributors. The Company diversifies its investments and, by policy, invests only in highly rated securities to minimize credit risk.

        The Company sells integrated circuits to original equipment manufacturers (OEMs), distributors and contract electronics manufacturers (CEMs) primarily in the United States, Europe and Asia. The Company performs on-going credit evaluations of its customers' financial condition and limits the amount of credit extended when deemed necessary and generally does not require collateral. Management believes that risk of loss is significantly reduced due to the diversity of its products, customers and geographic sales areas. The Company maintains a provision for potential credit losses. Write-offs of accounts receivable were insignificant in each of the three years ended March 31, 2002.

        One CEM's balance represented 12% and 17% of total accounts receivable at March 31, 2002 and April 1, 2001, respectively. Another CEM's balance represented 10% of total accounts receivable at March 31, 2002. Two distributors' balances represented 11% and 10%, respectively, of total accounts receivable at March 31, 2002. In addition to trade receivables, the Company had advances to domestic distributors under various programs totaling approximately $8.8 million and $3.4 million at March 31, 2002 and April 1, 2001, respectively. If the financial condition or operating results of these customers were to deteriorate below critical levels, the Company's operating results could be adversely affected.

        For foreign exchange contracts, the Company controls credit risk through credit approvals, limits and monitoring procedures including the use of high-credit quality counterparties.

        Stock-based Compensation Plans.    The Company accounts for its stock option plans and employee stock purchase plan in accordance with provisions of the Accounting Principles Board's (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company provides additional pro forma disclosures in Note 8.

        New Accounting Pronouncements.    In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets". Under SFAS No. 141, all business combinations initiated after June 30, 2001 must be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually for impairment (or more frequently if indicators of impairment arise). Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The Company adopted SFAS No. 142 effective April 1, 2002 and will cease to amortize goodwill as of that date. Goodwill amortization in fiscal 2002 was $6.0 million. In connection with the adoption of SFAS No. 142, IDT is also required to perform a transitional goodwill impairment assessment within six months of adoption. Based on its preliminary analysis, the Company believes that a partial impairment charge against the carrying value of goodwill previously recognized in connection with the acquisition of Newave Semiconductor Corp. (see Note 2) is likely to occur. Such a charge would be recorded as the cumulative effect of an accounting change.

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations related to the retirement of tangible long-lived assets and associated asset retirement costs. Adoption of SFAS No. 143 is required during IDT's fiscal 2004. The Company does not expect adoption to have a material impact on its financial position or results of operations.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. Adoption of SFAS No. 144 is required during IDT's fiscal 2003. The Company does not expect adoption to have a material impact on its financial position or results of operations.

        Products and Markets.    The Company operates in two segments (See Note 11) within the semiconductor industry. Significant technological changes in the industry could adversely affect operating results. The semiconductor industry is highly cyclical and has been subject to significant downturns at various times that have been characterized by diminished product demand, production overcapacity and accelerated erosion of average selling prices. Therefore, the average selling price the Company receives for industry-standard products is dependent upon industry-wide demand and capacity, and such prices have historically been subject to rapid change. While the Company considers industry technological change and industry-wide demand and capacity in estimating necessary allowances and reserves, such estimates could change in the future.

Note 2
Business Combinations

        Newave.    On April 18, 2001, the Company acquired Newave Semiconductor Corp. (Newave), a privately held designer and marketer of integrated circuits for the telecommunications market. Newave was based in Santa Clara, Calif., with design operations in Shanghai, China. The acquisition is expected to provide technology expertise that supports IDT's communications IC strategy, and to provide additional telecommunications products to extend the Company's offerings in the telecommunications marketplace.

        The Company paid approximately $73.2 million in cash and issued options to purchase approximately 0.47 million shares of IDT stock in exchange for outstanding employee options to acquire Newave stock.

        The Newave combination was accounted for as a purchase. Accordingly, the Company's consolidated financial statements include the estimated fair values of assets acquired and liabilities assumed from Newave as of April 18, 2001, the effective date of the purchase, and Newave's results of operations subsequent to April 18, 2001. There were no significant differences between the accounting policies of the Company and Newave.

        The total purchase price for Newave was $75.5 million. The components of the purchase price were as follows:

(in thousands)
Cash price	$73,235
Less: contingent consideration	(2,422)
Fair value of options assumed	13,214
Less: deferred stock compensation	(10,257)
Direct costs of acquisition	1,685

Total purchase price	$75,455

        In accordance with FASB Interpretation No. 44, the intrinsic value of the options assumed as part of the Newave transaction and not vested as of the closing date was recorded as deferred compensation to be amortized over the respective vesting periods of the options.

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

        The total purchase price was allocated to the fair value of assets acquired and liabilities assumed based on independent appraisals and management estimates as follows:

(in thousands)
Fair value of tangible net assets acquired	$2,291
In-process research and development	16,000
Existing technology	22,000
Other identified intangibles	3,150
Deferred taxes	(9,985)
Excess of purchase price over net assets acquired	41,999

Total purchase price	$75,455

        The Company recorded a $16.0 million charge to in-process research and development during the first quarter of fiscal 2002. The amount was determined by identifying research projects which had not yet proven to be technologically feasible and did not have alternative future uses. Estimated future revenues through 2012 were allocated to in-process and existing technology, and appropriate estimated expenses were deducted and economic rents charged for the use of other assets. Based on this analysis, a present value calculation of estimated after-tax cash flows attributable to the projects was computed using a discount rate of 30%. Present values were adjusted by factors representing the percentage of completion for each project, which ranged from 24% to 85%.

        The amount allocated to existing technology and goodwill is being amortized over estimated useful lives of seven years using the straight-line method. Other identified intangibles are being amortized over estimated useful lives of two to seven years, also using the straight-line method. As a result of adoption of SFAS No. 142 (see Note 3), the Company will cease to amortize certain intangibles, primarily goodwill, on April 1, 2002.

        Supplemental pro forma information for fiscal 2001, which assumes that Newave had been acquired at the beginning of fiscal 2001, appears below. The pro forma information includes amortization of goodwill and other intangibles from that date.

(in thousands, except per share amounts)
Revenues	$995,466
Net income	399,364
Diluted earnings per share	$3.61

        Pro forma information for fiscal 2002 is not presented, because the differences from reported amounts would not be significant.

        QSI.    In fiscal 2000, IDT acquired QSI, which had been engaged in the design, development and marketing of high-performance logic and networking semiconductor products.

        To consummate the merger, IDT issued approximately 5.2 million shares of its common stock in exchange for all of the outstanding common stock of QSI and granted options to purchase approximately 1.0 million shares of IDT common stock in exchange for all of the outstanding options to purchase QSI stock. The merger was accounted for as a pooling of interests, and the financial statements give effect to the merger for all periods presented. IDT incurred $5.8 million in merger-related costs, including $4.8 million in fiscal 2000. These costs consisted primarily of payments for severance, retention and change-of-control agreements, together with accounting and legal fees and printing costs.

Note 3
Balance Sheet Detail
(in thousands)

	March 31, 2002	April 1, 2001
Short-term investments
U.S. government agency securities	$85,154	$14,931
State and local government securities	—	155,100
Corporate debt instruments	333,705	328,096
Equity securities	5,496	17,510
Money market instruments	240,183	151,774

Total debt and equity securities	664,538	667,411
Less: cash equivalents	(246,310)	(386,791)

	$418,228	$280,620

Inventories, net
Raw materials	$4,262	$9,586
Work-in-process	62,109	45,601
Finished goods	11,876	20,427

	$78,247	$75,614

Property, plant and equipment
Land	$8,741	$8,503
Machinery and equipment	959,554	928,316
Building and leasehold improvements	80,412	93,173
Construction-in-progress	30	1,928

	1,048,737	1,031,920
Less: accumulated depreciation and amortization	(827,238)	(747,218)

	$221,499	$284,702

Long-term investments
State and local government securities	$—	$17,660
Corporate debt instruments	—	142,613

	$—	$160,273

Note 4
Restructuring Charges, Asset Impairment and Other

        The Company incurred $26.0 million in asset impairment and restructuring charges during fiscal 2002 as a result of poor business conditions in the semiconductor industry. Of this amount, $24.7 million was recorded as cost of goods sold; the remainder, as operating expenses.

        In the first and third quarters of fiscal 2002, the Company incurred $4.6 million in expenses related to restructuring actions, consisting mainly of reductions in force. Expenses in the first quarter of fiscal 2002 were recorded as cost of goods sold ($2.3 million) and operating expenses ($0.2 million). Expenses in the third quarter of fiscal 2002 were recorded as cost of goods sold ($1.2 million) and operating expenses ($0.9 million).

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

        In January 2002, IDT announced a plan to consolidate its wafer fabrication manufacturing operations. Under the plan, production at the Salinas facility will be phased out during the first quarter of fiscal 2003, and approximately 260 manufacturing and support personnel will be terminated.

        In the fourth quarter of fiscal 2002, the Company recorded a charge of $4.0 million in expenses, primarily related to severance and other termination benefits, in connection with the plan.

        Activity during fiscal 2002 related to these actions and charges is summarized in the table below:

(in thousands)	Severance and other termination benefits	Asset impairment	Other exit costs	Total
Provisions	$8,426	$17,433	$172	$26,031
Cash payments	(4,559)	—	—	(4,559)
Non-cash charges	—	(17,433)	(172)	(17,605)

Reserve balance, March 31, 2002	$3,867	—	$—	$3,867

Note 5
Debt

        The Company had no short-term borrowings, other than the current portion of long-term debt, during the two fiscal years ended March 31, 2002. Information regarding the Company's long-term obligations is presented below:

(in thousands)	March 31, 2002	April 1, 2001
Mortgage payable bearing interest at 9.625%	$—	$5,736
Capital leases and equipment financing arrangements at rates ranging from 2.2% to 4.1%, with maturities through August 2005	14,979	24,950

	14,979	30,686
Less: current portion	(5,248)	(9,658)

	$9,731	$21,028

        Future payments related to the above obligations are summarized as follows:

(in thousands)	Capital leases and equipment financing agreements
Fiscal Year 2003	$5,709
2004	4,470
2005	4,470
2006 and thereafter	1,223
Less: amount representing interest	(893)

Total	$14,979

        Obligations under capital leases and equipment financing arrangements are collateralized by the related assets. The Company leased total assets of approximately $33.0 million and $56.3 million at March 31, 2002 and April 1, 2001, respectively. Accumulated depreciation on these assets was approximately $29.6 million and $49.2 million at March 31, 2002 and April 1, 2001, respectively.

        In the first quarter of fiscal 2002, the Company repaid the mortgage related to its Salinas, Calif. wafer manufacturing facility. The Company paid approximately $5.7 million, including a 5% prepayment premium, to repay the debt.

        In fiscal 2001, the Company called for redemption of its 5.5% Convertible Subordinated Notes ("Notes"), effective May 15, 2000. Substantially all holders elected to convert their Notes into IDT common stock. As a result of the conversion, shares outstanding increased by approximately 6.3 million and stockholders' equity increased by $183.4 million. The Company paid $0.4 million to holders who selected the cash option. During fiscal 2001, interest and other expenses attributable to the Notes totaled $0.8 million, net of taxes. During fiscal 2000, these expenses were $9.6 million, net of taxes.

Note 6
Commitments

        The Company leases most of its administrative and some of its manufacturing facilities under operating leases which expire at various dates through fiscal 2008.

        During fiscal 2000, the Company renegotiated its synthetic, $64 million Tax Ownership Operating Lease and extended its term to May 2005. The lease relates to the Company's wafer fabrication facility in Hillsboro, Ore. Monthly rent payments under the lease vary based on the London Interbank Offering Rate (LIBOR). Under the terms of the transaction, the Company earns interest income, also based on LIBOR, on its 79% purchase interest in the rental stream.

        The Company is required to maintain a deposit of $50.6 million with the lessor. The Company can, at its option, acquire the leased assets at original cost or, at the end of the lease, arrange for them to be acquired by others. In the event of a decline in asset residual value at lease termination, the Company could incur a liability of up to the amount of the purchase interest, or $50.6 million. The Company does not believe that it has any significant exposure related to this contingent liability. As of March 31, 2002, the Company was in compliance with the net worth covenant stipulated in the lease agreement.

        As of March 31, 2002, the aggregate future minimum rent commitments under all operating leases were as follows: $16.1 million (2003), $13.1 million (2004), $11.1 million (2005), $6.4 million (2006), $4.7 million (2007) and $1.9 million (2008 and thereafter). Rent expense for the years ended March 31, 2002, April 1, 2001 and April 2, 2000 totaled approximately $22.7 million, $26.5 million and $23.3 million, respectively.

        As of March 31, 2002, the Company had one secured, standby letter of credit outstanding in the amount of $2.9 million. This letter of credit is required for customs bonds related to international sales and expires in September 2002. The Company has foreign exchange facilities used for hedging arrangements with two banks that allow the Company to enter into foreign exchange contracts of up to $68 million, of which $61 million was available at March 31, 2002.

        As of March 31, 2002, the Company had outstanding commitments of approximately $5.8 million for equipment purchases.

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

Note 8
Stockholders' Equity

        Stock Option Plans.    Shares of common stock reserved for issuance under the Company's stock option plans include 13,500,000 shares under the 1994 Employee Stock Option Plan, 17,500,000 shares under the 1997 Employee Stock Option Plan, and 108,000 shares under the 1994 Director Stock Option Plan. At March 31, 2002, a total of 7,338,000 options were available for issuance under these plans. Also outstanding and exercisable at March 31, 2002 were options initially granted under previous stock option plans which have not been canceled or exercised.

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

        In connection with the mergers with QSI and Newave (see Note 2), the Company assumed the stock option plans of those companies. No additional options will be granted under these assumed plans.

        Following is a summary of the Company's stock option activity and related weighted average exercise prices for each category:

	Fiscal 2002		Fiscal 2001		Fiscal 2000
(shares in thousands)	Shares	Price	Shares	Price	Shares	Price
Beginning options outstanding	13,399	$23.32	14,743	$8.97	19,401	$6.30
Granted	6,307	24.24	5,173	46.01	5,165	13.66
Assumed through Newave merger	472	10.24	—	—	—	—
Exercised	(1,653)	7.84	(4,956)	6.85	(6,776)	5.65
Canceled	(1,401)	30.10	(1,561)	15.28	(3,047)	7.29

Ending options outstanding	17,124	$24.24	13,399	$23.32	14,743	$8.97

Ending options exercisable	6,766	$19.62	4,421	$9.13	5,997	$6.50

        Following is summary information about stock options outstanding at March 31, 2002:

(shares in thousands)	Options Outstanding
		Weighted Average Remaining Contractual Life (in years)		Options Exercisable
Range of Exercise Prices	Number Outstanding		Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.43—$ 7.63	5,089	3.7	$6.91	4,030	$6.92
8.00— 19.06	3,008	6.1	17.50	355	14.78
23.03— 29.78	4,277	6.1	26.37	510	25.60
30.40— 47.81	4,074	5.4	40.67	1,566	41.39
52.50— 95.94	676	5.2	72.09	305	71.31

        Employee Stock Purchase Plan.    The Company is authorized to issue up to 8,500,000 shares of its common stock under its 1984 Employee Stock Purchase Plan (ESPP). Under the ESPP, eligible domestic employees may purchase shares of IDT common stock at 85% of its fair market value on specified dates. Activity under the ESPP is summarized in the following table:

(shares in thousands)	Fiscal 2002	Fiscal 2001	Fiscal 2000
Number of shares issued	469	247	806
Average issuance price	$20.91	$31.36	$7.29
Number of shares available at year-end	1,379	1,848	2,095

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

        The Company has applied the Black-Scholes model to estimate the grant-date fair value of stock options, including shares issued under the ESPP, based upon the following weighted average assumptions:

Employee stock options	Fiscal 2002	Fiscal 2001	Fiscal 2000
Expected life (in years)	3.84	4.03	4.14
Risk-free interest rate	4.2%	6.2%	5.7%
Volatility	87.0%	83.0%	65.0%
Dividend yield	—	—	—
ESPP shares	Fiscal 2002	Fiscal 2001	Fiscal 2000
Expected life (in years)	0.66	0.57	0.25
Risk-free interest rate	3.9%	6.0%	4.8%
Volatility	99.0%	115.0%	65.0%
Dividend yield	—	—	—

        The weighted average estimated fair value of stock options granted during fiscal 2002, 2001 and 2000 was $15.22, $29.12 and $7.30, respectively. The weighted average estimated fair value of shares granted under the ESPP during fiscal 2002, 2001 and 2000 was $14.17, $23.53 and $3.34, respectively. The Company's pro forma information for the three years ended March 31, 2002, which assumes amortization of the estimated fair values over the options' vesting periods, follows:

(in thousands, except per share amounts)	Fiscal 2002	Fiscal 2001	Fiscal 2000
Pro forma net income (loss)	$(94,758)	$374,248	$110,043
Pro forma basic earnings (loss) per share	$(0.91)	$3.60	$1.21
Pro forma diluted earnings (loss) per share	(0.91)	3.39	1.11

        Stockholder Rights Plan.    In December 1998, the Board of Directors adopted a plan designed to protect the rights of IDT stockholders in the event of a future, unsolicited takeover attempt. Under the plan, each outstanding share of IDT common stock bears one preferred share purchase right. Under certain circumstances, each purchase right entitles its holder to acquire one-hundredth of a share of a newly designated junior participating preferred stock at a price of $45.00 per share. The preferred stock is structured so that the value of one-hundredth of a share of such preferred stock will approximate the value of one share of common stock. The rights do not trade separately and will expire on December 21, 2008.

        Stock Repurchase Program.    In November 2000, the Board of Directors authorized the repurchase of up to five million shares of IDT common stock. In December 2001, the Board increased the authorization to seven million shares. The Company repurchased 2.64 million shares at a cost of $67.1 million during fiscal 2002. In fiscal 2001, the Company repurchased 2.26 million shares at a cost of $73.2 million. The repurchases were recorded as treasury stock and resulted in a reduction of stockholders' equity. As of March 31, 2002, approximately 2.1 million shares remained available under the repurchase authorization.

Note 9
Employee Benefits Plans

        Under the Company's profit sharing plan, substantially all employees receive a designated percentage of profits. Profit sharing contributions for fiscal 2002, 2001 and 2000 were none, $32.4 million and $11.0 million, respectively. Under another plan, the Company awards bonuses to executive officers and other key employees based on profitability and individual performance. For fiscal

2002, 2001 and 2000, the amounts accrued under this plan were none, $19.9 million and $7.8 million, respectively.

        The Company sponsors a 401(k) retirement plan for full-time, domestic employees. The Company paid approximately $1.8 million and $2.5 million in matching contributions under the plan in fiscal 2002 and 2001, respectively (none in 2000).

        In fiscal 2001, the Company established a non-qualified deferred compensation plan, which allows executive officers and other key employees to defer salary, bonus and related payments. The Company did not incur significant costs for this plan in fiscal 2002 or 2001.

Note 10
Income Taxes

        The components of income (loss) before taxes and the provision (benefit) for income taxes were as follows:

	Fiscal Year Ended
(in thousands)	March 31, 2002	April 1, 2001	April 2, 2000
Income (loss) before taxes:
United States	$(42,721)	$436,270	$108,555
Foreign	(6,236)	26,951	28,931

Income (loss) before taxes	$(48,957)	$463,221	$137,486

Provision (benefit) for taxes:
Current:
United States	$(14,413)	$140,777	$3,930
State	221	3,294	88
Foreign	3,739	4,889	2,857

	(10,453)	148,960	6,875

Deferred:
United States	10,968	(79,401)	—
State	(3,123)	(20,896)	—
Foreign	(157)	(645)	—

	7,688	(100,942)	—

Provision (benefit) for income taxes	$(2,765)	$48,018	$6,875

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities were as follows:

(in thousands)	March 31, 2002	April 1, 2001
Deferred tax assets:
Deferred income on shipments to distributors	$15,062	$43,926
Non-deductible accruals and reserves	45,351	27,599
Net operating loss and credit carryforwards	22,961	10,503
Restructuring reserves	1,789	8,233
Deferred licensing revenue	7,870	9,876
Equity earnings in affiliates	4,420	13,805
Depreciation and amortization	11,209	261
Other	6,826	9,318

	115,488	123,521

Deferred tax liabilities:
Purchased intangibles	(8,468)	—
Earnings of foreign subsidiaries not permanently reinvested	(9,488)	(9,488)
Unrealized gain on equity securities	(3,790)	(7,889)
Other	(2,577)	—

	(24,323)	(17,377)

Valuation allowance	(15,475)	(15,475)

Net deferred tax assets	$75,690	$90,669

        As of April 1, 2001, the Company released all of the prior-year valuation allowance for its net deferred tax assets, with the exception of certain net operating loss carryforwards, tax credit carryforwards and other items, all relating to QSI, because of the Company's profitability in fiscal 2001 and expectations of future profitability. The valuation allowance as of March 31, 2002 continues to relate entirely to QSI.

        A reconciliation between the statutory U.S. income tax rate of 35% and the effective rate is as follows:

	Fiscal Year Ended
(in percent)	March 31, 2002	April 1, 2001	April 2, 2000
Provision (benefit) at U.S. statutory rate	(35.0)%	35.0%	35.0%
Differences in U.S. and foreign taxes	22.1	(1.0)	(5.0)
General business credits	(5.5)	(1.5)	(3.3)
Non-deductible, acquisition related costs	18.6	—	—
State tax, net of federal benefit	(5.9)	3.5	0.2
Valuation allowance	—	(7.8)	(85.4)
Deferred gains on investments	—	(17.7)	64.8
Other	—	(0.1)	(1.3)

Provision (benefit) for income tax rate	(5.7)	10.4	5.0

        Under Malaysian law, in fiscal 2002 and past years, the Company generated certain tax incentive benefits to reduce its local tax obligations below the 28% statutory rate in Malaysia. The Company's manufacturing subsidiary in the Philippines operates under a tax holiday which expires in September 2002.

        The Company's intention is to permanently reinvest a portion of its foreign subsidiary earnings, while it intends to remit as a dividend to the U.S. parent company, at some future date, the remainder of these earnings. Accordingly, U.S. taxes have not been provided on approximately $50.1 million of permanently reinvested foreign subsidiary earnings. U.S. taxes have been provided, pursuant to APB Opinion No. 23, on $27.1 million in foreign subsidiary earnings that are intended to be remitted as a dividend at some future date. Upon distribution of foreign subsidiary earnings in the form of dividends or otherwise, the Company will be subject to both U.S. income taxes and foreign withholding taxes.

        As of March 31, 2002, the Company had federal and state net operating loss carryforwards of approximately $33.0 million and $10.0 million, respectively, which will expire in the years 2003 through 2019 if not utilized. In addition, the Company had approximately $3.2 million of federal research and development tax credit carryforwards, which expire in various years between fiscal years 2017 and 2020. The Company also had available approximately $7.5 million of state income tax credit carryforwards with no expiration date.

        During fiscal 2001, the Internal Revenue Service finalized its examination of the Company's income tax returns for fiscal 1995 and 1996. The finalization of the audit also included a settlement on a limited number of issues with respect to the Company's fiscal 1994, 1997 and 1998 returns. The total audit settlement did not have a material adverse impact on the Company's financial condition or results of operations.

Note 11
Segment Reporting

        The Company operated in two segments during fiscal 2002 and 2001: (1) Communications and High-Performance Logic and (2) SRAMs and Other. The Communications and High-Performance Logic segment includes FIFOs and multi-ports, communications applications-specific standard products (ASSPs) and high-performance logic and clock management devices. The SRAMs and Other segment consists mainly of high-speed SRAMs. During fiscal 2000, the Company also operated in a third segment, x86 Microprocessors. In fiscal 2000, the Company completed the sale of x86 intellectual property and its Centaur design subsidiary and subsequently wound down the operations of its x86 business.

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

        IDT's segments offer different products. Products that fall under the two segments are manufactured using different levels of process technology. A significant portion of the wafers produced for the SRAMs and Other segment are fabricated at IDT's technologically advanced, eight-inch wafer production facility in Hillsboro, Ore. Most wafers for the Communications and High-Performance Logic segment are produced at IDT's older, six-inch facility located in Salinas, Calif. The Company plans to phase out production at the Salinas facility in fiscal 2003 and migrate production to the Hillsboro facility.

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

        One distributor represented 16%, 14% and 19% of revenues for fiscal 2002, 2001 and 2000, respectively. One CEM customer accounted for 11% of revenues in fiscal 2001. The tables below provide information about the reportable segments for fiscal 2002, 2001 and 2000.

Segment Revenues

	Fiscal Year Ended
(in thousands)	March 31, 2002	April 1, 2001	April 2, 2000
Communications and High-Performance Logic	$311,383	$683,729	$497,777
SRAMs and Other	68,434	308,060	194,605
x86 Microprocessors	—	—	9,340

Total revenues	$379,817	$991,789	$701,722

Segment Profit (Loss)

	Fiscal Year Ended
(in thousands)	March 31, 2002	April 1, 2001	April 2, 2000
Communications and High-Performance Logic	$(9,394)	$255,194	$125,357
SRAMs and Other	(53,012)	77,219	(9,163)
x86 Microprocessors	—	—	(10,095)
Restructuring charges, asset impairment and other	(24,742)	—	4,726
Merger-related costs	(30,983)	—	—
Other nonrecurring costs	(4,492)	—	—
Gains on equity investments, net	36,160	86,994	11,335
Interest expense	(1,238)	(3,134)	(13,967)
Interest income and other, net	38,744	46,948	29,293

Income (loss) before income taxes	$(48,957)	$463,221	$137,486

        The Company's significant operations outside of the United States include manufacturing facilities in Malaysia and the Philippines, design centers in China and Australia, and sales subsidiaries in Japan, Asia Pacific and Europe. Revenues from unaffiliated customers by geographic area, based on the customers' shipment locations, were as follows:

	Fiscal Year Ended
(in thousands)	March 31, 2002	April 1, 2001	April 2, 2000
Americas	$184,151	$572,754	$434,452
Europe	75,760	187,947	123,728
Japan	53,008	122,338	76,209
Asia Pacific	66,898	108,750	67,333

Total revenues	$379,817	$991,789	$701,722

        The Company's long-lived assets consist primarily of property, plant and equipment, which are summarized below by geographic area:

	March 31, 2002	April 1, 2001
United States	$168,365	$217,161
Malaysia	20,726	30,498
Philippines	30,467	35,689
All other countries	1,941	1,354

Total property, plant and equipment, net	$221,499	$284,702

Note 12
Related Party Transactions

        In August 2000, PMC-Sierra, Inc. (PMC), completed a merger with Quantum Effect Devices, Inc. (QED) a company in which the Company held an equity interest. A stockholder and former director of the Company also held an equity interest in QED. In connection with the merger, the Company received 1,082,620 shares of PMC common stock in exchange for its interest in QED. Gains and losses associated with the Company's investments in QED and PMC are described in Note 15.

        The Company holds a minority equity interest in Clear Logic, Inc., a corporation founded by a former IDT executive officer. Clear Logic filed for bankruptcy protection in fiscal 2002, and in fiscal 2002 the Company recorded a $0.3 million provision in interest income and other, net, related to payments previously received from Clear Logic In fiscal 2000, the Company recorded a loss of $14.8 million associated with the operating results of Clear Logic (none in fiscal 2002 or 2001). The Company has fully amortized or reserved its interests with respect to Clear Logic.

        During fiscal 2001, as part of a severance agreement, the Company transferred Clear Logic shares valued at $0.4 million to Leonard C. Perham, IDT's former president and chief executive officer.

Note 13
Derivative Financial Instruments

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

        As a result of its significant international operations, sales and purchase transactions, the Company is subject to risks associated with fluctuating currency exchange rates. The Company uses derivative financial instruments, principally currency forward contracts, to attempt to minimize the impact of currency exchange rate movements on its operating results and on the cost of capital equipment purchases. The Company does not enter into derivative financial instruments for speculative or trading purposes. The Company's major foreign currency exchange exposures and related hedging programs are described below.

        Forecasted transactions.    The Company uses currency forward contracts to hedge exposures related to forecasted sales denominated in Japanese yen. These contracts are designated as cash flow hedges when the transactions are forecasted and in general closely match the underlying forecasted transactions in duration. The contracts are carried on the balance sheet at fair value and the effective portion of the contracts' gains and losses is recorded as other comprehensive income until the forecasted transaction occurs.

        If the underlying forecasted transactions do not occur, or it becomes probable that they will not occur, the gain or loss on the related cash flow hedge is recognized immediately, in other income. During fiscal 2002, the Company did not record any gains or losses related to forecasted transactions that did not occur or became improbable.

        The Company measures the effectiveness of hedges of forecasted transactions on at least a quarterly basis by comparing the fair values of the designated currency forward contracts with the fair values of the forecasted transactions. No ineffectiveness was recognized in earnings during fiscal 2002.

        Firm commitments.    The Company uses currency forward contracts to hedge certain foreign currency purchase commitments, primarily in Japanese yen and the euro. These contracts are designated as fair value hedges, and changes in the fair value of the contracts are offset against changes in the fair value of the commitment being hedged, through earnings. Net gains and losses included in earnings during fiscal 2002 were not material. An immaterial amount of ineffectiveness was recorded during the year.

        For firm commitment hedges, the Company excludes the time value of currency forward contracts from effectiveness testing, as permitted under SFAS No. 133. For fiscal 2002, the time value of these contracts was recorded as other income and was not significant.

        Balance sheet.    The Company also utilizes currency forward contracts to hedge currency exchange rate fluctuations related to certain foreign currency assets and liabilities. Gains and losses on these undesignated derivatives offset gains and losses on the assets and liabilities being hedged and the net amount is included in earnings. An immaterial amount of net gains and losses were included in earnings during fiscal 2002.

        Equity investments.    The Company's policies allow for the use of derivative financial instruments to hedge the fair values of investments in publicly traded equity securities. As of March 31, 2002, the Company had not entered into this type of hedge.

Note 14
Licensing Agreements

        In fiscal 2000, the Company completed the sale of x86 intellectual property and its Centaur x86 microprocessor design subsidiary to VIA Technologies Inc. (VIA), and its partners for $31 million. The design subsidiary consisted mainly of x86-related employees and property, plant and equipment. IDT and VIA also entered into a patent cross license agreement relating to certain IDT patents under which IDT received $20 million. The Company recorded a pretax gain of $19.6 million, net of transaction costs. The Company also deferred $20.0 million in future revenues related to the cross license agreement, which is being recognized ratably over the remaining average life of the patents, which approximated seven years as of the date of the agreement.

        Also in fiscal 2000, the Company entered into an intellectual property cross-license agreement with Intel Corporation for $20.5 million, $8.5 million of which was recognized as revenue during fiscal 2000. The remaining cross license fee is being recognized ratably over the average remaining life of the patents, which approximated seven years as of the date of the agreement.

Note 15
Gains on Equity Investments, Net

        In June 2001, Monolithic System Technology (MoSys) completed an initial public offering at $10 per share. IDT's carrying value for the 2.6 million MoSys shares held in its investment portfolio was previously zero. During the third quarter of fiscal 2002, the Company sold all of its MoSys shares at an average price of $13.70 and realized a pretax gain of $35.7 million.

        During fiscal 2001, as a result of the merger between PMC-Sierra, Inc. (PMC) and Quantum Effect Devices, Inc. (QED), IDT exchanged its QED shares for shares of PMC. Gains and losses related to these holdings are summarized below.

        Fiscal 2002.    In the third quarter of fiscal 2002, IDT sold 370,000 PMC shares at an average price of $26.21 per share and realized a pretax gain of $0.5 million.

        Fiscal 2001.    The Company recorded a pretax net gain of $240.9 million based on the difference between the $238.06 closing price of PMC on August 24, 2000, the date of the merger, and the prior carrying value for each QED share, which was zero. In the third quarter of fiscal 2001, IDT sold 375,000 PMC shares at an average price of $204.00 per share and realized a loss of $11.9 million. In the fourth quarter of fiscal 2001, IDT recorded a $141.9 million impairment charge for certain equity investments, principally its investment in PMC, that it judged to have experienced an other than temporary decline in value.

        Fiscal 2000.    In fiscal 2000, the Company sold a portion of its QED shares and recorded a pretax gain of $11.3 million.

SUPPLEMENTARY FINANCIAL INFORMATION (UNAUDITED)
QUARTERLY RESULTS OF OPERATIONS

(in thousands, except per share data)

	Fiscal Year Ended March 31, 2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$115,908	$97,117	$80,171	$86,621
Gross profit	41,674	36,927	8,045	26,588
Net income (loss)	(21,489)	(4,937)	214	(19,980)
Basic net income (loss) per share	(0.20)	(0.05)	0.00	(0.19)
Diluted net income (loss) per share	(0.20)	(0.05)	0.00	(0.19)
	Fiscal Year Ended April 1, 2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$231,255	$268,748	$278,889	$212,897
Gross profit	133,416	162,595	171,731	117,597
Net income (loss)	62,391	291,090	89,410	(27,688)
Basic net income (loss) per share	0.62	2.78	0.84	(0.26)
Diluted net income (loss) per share	0.58	2.60	0.80	(0.26)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this Item with respect to the Company's Directors is incorporated herein by reference from the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended March 31, 2002, and the information required by this item with respect to the Company's executive officers is incorporated herein by reference from the section entitled "Executive Officers of the Registrant" in Part I, Item 4A of this Report.

        The information concerning compliance with Section 16 of the Securities Exchange Act of 1934 is incorporated herein by reference from the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

        The information required by this Item is incorporated herein by reference from the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this Item is incorporated herein by reference from the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item is incorporated herein by reference from the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders.

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

Financial Statement Schedule II
Valuation and Qualifying Accounts

All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements or notes thereto.

3.(a)
Listing of Exhibits

Exhibit No.	Description	Page
2.1*	Agreement and Plan of Reorganization dated as of October 1, 1996, by and among the Company, Integrated Device Technology Salinas Corp. and Baccarat Silicon, Inc. (previously filed as Exhibit 2.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 1996).
2.2*	Agreement of Merger dated as of October 1, 1996, by and among the Company, Integrated Device Technology Salinas Corp. and Baccarat Silicon, Inc. (previously filed as Exhibit 2.2 to the Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 1996).
2.3*	Agreement and Plan of Merger, dated as of November 1, 1998, by and among the Company, Penguin Acquisition, Inc. and Quality Semiconductor, Inc. (previously filed as Exhibit 2.03 to the Registration Statement on Form S-4 filed on March 24, 1999).
3.1*	Restated Certificate of Incorporation (previously filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended October 2, 2000).
3.2*	Certificate of Amendment of Restated Certificate of Incorporation (previously filed as Exhibit 3(a) to the Registration Statement on Form 8 dated March 28, 1989).
3.3*	Certificate of Amendment of Restated Certificate of Incorporation (previously filed as Exhibit 4.3 to the Registration Statement on Form S-8 (File Number 33-63133) filed on October 2, 1995).
3.4*	Certificate of Designations specifying the terms of the Series A Junior Participating Preferred Stock of IDT, as filed with the Secretary of State of Delaware (previously filed as Exhibit 3.6 to the Registration Statement on Form 8-A filed December 23, 1998).
3.5*	Bylaws of the Company, as amended and restated effective December 21, 1998 (previously filed as Exhibit 3.2 to the Quarterly Report on Form 10-Q for the fiscal quarter ended December 27, 1998).
4.1*	Rights Agreement dated December 21, 1998 between the Company and BankBoston, N.A., as Rights Agent (previously filed as Exhibit 4.1 to the Registration Statement on Form 8-A filed December 23, 1998).
10.1*	Second Amendment to Lease dated September 1999 between the Company and Morton and Jeanette Rude Trust relating to 2975 Stender Way, Santa Clara, California (previously filed as Exhibit 10.1 to the Annual Report on Form 10-K for the fiscal year ended April 2, 2000).
10.2*	Third Amendment to Lease dated August 1999 between the Company and Spieker Properties L.P. relating to 3001 Stender Way, Santa Clara, California (previously filed as Exhibit 10.2 to the Annual Report on Form 10-K for the fiscal year ended April 2, 2000).
10.3*	Lease dated September 1999 between the Company and S.I. Hahn LLC relating to 2972 Stender Way, Santa Clara, California (previously filed as Exhibit 10.3 to the Annual Report on Form 10-K for the fiscal year ended April 2, 2000).
10.4*	Amended and Restated 1984 Employee Stock Purchase Plan, as amended through August 27, 1998 (previously filed as Exhibit 4.10 to the Registration Statement on Form S-8 (File Number 333-64279) filed on September 25, 1998).**
10.5*	1994 Stock Option Plan, as amended as of September 22, 2000 (previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2000).**
10.6*	1994 Directors Stock Option Plan and related documents (previously filed as Exhibit 10.18 to the Quarterly Report on Form 10-Q for the fiscal quarter ended October 2, 1994).**

10.7*	Form of Indemnification Agreement between the Company and its directors and officers (previously filed as Exhibit 10.68 to Annual Report on Form 10-K for the fiscal year ended April 2, 1989).**
10.8*	Technology License Agreement between the Company and MIPS Technologies, Inc (previously filed as Exhibit 10.8 to the Annual Report on Form 10-K for the fiscal year ended March 28, 1999). (Confidential Treatment Granted).
10.9*	Patent License Agreement between the Company and American Telephone and Telegraph Company ("AT&T") dated May 1, 1992 (previously filed as Exhibit 19.1 to Quarterly Report on Form 10-Q for the Quarter Ended June 28, 1992) (Confidential Treatment Granted).
10.10*	Master Distributor Agreement dated August 26, 1985 between the Company and Hamilton/Avnet Electronics, Division of Avnet, Inc. (previously filed as Exhibit 10.54 to the Registration Statement on Form S-1 (File Number 33-3189))
10.11*	Rent Purchase Agreement and Second Amendment to Sublease of the Land and Lease of the Improvements by and among Sumitomo Bank Leasing and Finance, Inc. and the Company dated September 1999 (previously filed as Exhibit 10.11 to the Annual Report on Form 10-K for the fiscal year ended April 2, 2000).
10.12*	1995 Executive Performance Plan (previously filed as Exhibit 10.22 to the Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 1995).**
10.13*	Letter amending Patent License Agreement between the Company and AT&T dated December 4, 1995 (previously filed as Exhibit 10.23 to the Annual Report on Form 10-K for the fiscal year ended March 31, 1996) (Confidential Treatment Granted).
10.14*	Lease dated July 1995 between the Company and American National Insurance Company relating to 3250 Olcott Street, Santa Clara, California (previously filed as Exhibit 10.25 to the Annual Report for the fiscal year ended March 31, 1996).
10.15*	Registration Rights Agreement dated as of October 1, 1996 among the Company, Carl E. Berg and Mary Ann Berg (previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the Fiscal Quarter Ended December 29, 1996).
10.16*	1997 Stock Option Plan, as amended through April 21, 1998 (previously filed as Exhibit 4.9 to the Registration Statement on Form S-8 (file no. 333-64279) filed on September 25, 1998).
10.17*	Purchase and Sale Agreement and Joint Escrow Instructions between the Company and Cadence Design Systems, Inc., dated December 1998 (previously filed as Exhibit 10.27 to the Registration Statement on Form S-4 as filed on March 24, 1999).
10.18*	Distributor Agreement dated June 22, 2000 between the Company and Arrow Electronics, Inc. (previously filed as Exhbit 10.18 to the Annual Report on Form 10-K for the fiscal year ended April 1, 2001). ***
10.19*	Lease between the Company and S.I. Hahn, LLC dated December 1999 relating to 3001 Coronado Drive, Santa Clara, California (previously filed as Exhibit 10.19 to the Annual Report on Form 10-K for the fiscal year ended April 2, 2000).

10.20*	Lease between the Company and S.I. Hahn, LLC dated February 2000 relating to 2901 Coronado Drive, Santa Clara, California (previously filed as Exhibit 10.20 to the Annual Report on Form 10-K for the fiscal year ended April 2, 2000).
10.21*	Non-Qualified Deferred Compensation Plan effective November 1, 2000 (previously filed as Exhbit 10.21 to the Annual Report on Form 10-K for the fiscal year ended April 1, 2001).**
10.22*	Employment Contract between IDT and Gregory Lang (previously filed as Exhibit 10.22 to the Quarterly Report on Form 10-Q for the fiscal quarter ended December 30, 2001.
21.1	Subsidiaries of the Company.
23.1	Consent of PricewaterhouseCoopers LLP.

*This exhibit was previously filed with the Commission as indicated and is incorporated herein by reference.

**This exhibits is a management contract or compensatory plan or arrangement required to be filed pursuant to Item 14 (c) of Form 10-K.

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

INTEGRATED DEVICE TECHNOLOGY, INC. Registrant
June 24, 2002	By:	/s/ JERRY G. TAYLOR Jerry G. Taylor Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ JERRY G. TAYLOR Jerry G. Taylor	Chief Executive Officer and Director (Principal Executive Officer)	June 24, 2002
/s/ ALAN F. KROCK Alan F. Krock	Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	June 24, 2002
/s/ JOHN C. BOLGER John C. Bolger	Director	June 24, 2002
/s/ FEDERICO FAGGIN Federico Faggin	Chairman of the Board and Director	June 24, 2002
/s/ KENNETH KANNAPPAN Kenneth Kannappan	Director	June 24, 2002
/s/ JOHN SCHOFIELD John Schofield	Director	June 24, 2002

SCHEDULE II

INTEGRATED DEVICE TECHNOLOGY, INC.
VALUATION AND QUALIFYING ACCOUNTS

(shares in thousands)	Balance at Beginning of Period	Additions Charged (Credited) to Cost and Expenses	Charged (Credited) to Other Accounts	Deductions and Write-offs	Balance at End of Period
Allowance for returns and doubtful accounts
Year ended April 2, 2000	5,302	455	7,451	(7,163)	6,045
Year ended April 1, 2001	6,045	67	11,184	(7,501)	9,795
Year ended March 31, 2002	9,795	(2,872)	(1,872)	(2,203)	2,848
Inventory reserves
Year ended April 2, 2000	43,227	47,998	—	(55,788)	35,437
Year ended April 1, 2001	35,437	17,179	—	(15,419)	37,197
Year ended March 31, 2002	37,197	71,887	—	(24,836)	84,248
Tax valuation allowance
Year ended April 2, 2000	169,297	(117,488)	—	—	51,809
Year ended April 1, 2001	51,809	(36,334)	—	—	15,475
Year ended March 31, 2002	15,475	—	—	—	15,475

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
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT ACCOUNTANTS
Consolidated Statements of Stockholders' Equity
  Notes to Consolidated Financial Statements
  Note 1 Summary of Significant Accounting Policies
  Note 2 Business Combinations
  Note 3 Balance Sheet Detail (in thousands)
  Note 4 Restructuring Charges, Asset Impairment and Other
  Note 5 Debt
  Note 6 Commitments
  Note 7 Litigation
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