Form 10-Q
period 2002-06-30
INTEGRATED DEVICE TECHNOLOGY INC
filed 2002-08-14
CIK 703361

QuickLinks -- Click here to rapidly navigate through this document

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        The number of outstanding shares of the registrant's Common Stock, $.001 par value, as of July 23, 2002, was approximately 103,322,400.

PART I    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three months ended
	Jun. 30, 2002	Jul. 1, 2001
Revenues	$91,812	$115,908
Cost of revenues	57,003	71,933
Restructuring, asset impairment and other	—	2,301

Gross profit	34,809	41,674

Operating expenses:
Research and development	30,241	33,073
Selling, general and administrative	20,426	23,968
Acquired in-process research and development	—	16,000
Amortization of intangibles	156	1,681

Total operating expenses	50,823	74,722

Operating loss	(16,014)	(33,048)
Interest expense	(131)	(655)
Interest income and other, net	5,923	11,729

Loss before income taxes	(10,222)	(21,974)
Benefit from income taxes	(2,632)	(485)

Net loss	$(7,590)	$(21,489)

Basic net loss per share	$(0.07)	$(0.20)
Diluted net loss per share	$(0.07)	$(0.20)
Weighted average shares:
Basic	104,232	104,944
Diluted	104,232	104,944

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED; IN THOUSANDS)

	Jun. 30, 2002	Mar. 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$240,836	$256,172
Short-term investments	376,657	418,228
Restricted investments	50,558	—
Accounts receivable, net	36,362	40,067
Inventories, net	78,351	78,247
Deferred tax assets	75,380	74,874
Prepayments and other current assets	23,428	19,787

Total current assets	881,572	887,375
Property, plant and equipment, net	204,276	221,499
Goodwill and other intangibles, net	56,339	57,281
Other assets	39,574	59,664

TOTAL ASSETS	$1,181,761	$1,225,819

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$17,871	$18,342
Accrued compensation and related expenses	16,374	14,068
Deferred income on shipments to distributors	29,494	36,443
Income taxes payable	18,897	21,863
Other accrued liabilities	28,051	29,173

Total current liabilities	110,687	119,889
Long-term obligations	49,446	51,221

Total liabilities	160,133	171,110
Stockholders' equity:
Common stock and additional paid-in capital	797,556	794,068
Deferred stock compensation	(4,515)	(5,043)
Treasury stock	(170,123)	(140,308)
Retained earnings	401,069	408,659
Accumulated other comprehensive loss	(2,359)	(2,667)

Total stockholders' equity	1,021,628	1,054,709

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,181,761	$1,225,819

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED; IN THOUSANDS)

	Three months ended
	Jun. 30, 2002	Jul. 1, 2001
OPERATING ACTIVITIES
Net loss	$(7,590)	$(21,489)
Adjustments:
Depreciation and amortization	19,422	23,961
Amortization of intangible assets	942	2,467
Acquired in-process research and development	—	16,000
Merger-related stock compensation	495	1,082
Loss (gain) on sale of property, plant and equipment	41	(212)
Changes in assets and liabilities:
Accounts receivable	3,705	49,751
Inventories	(104)	(1,259)
Prepayments and other assets	1,196	(286)
Accounts payable	(471)	(18,035)
Accrued compensation and related expenses	2,306	(28,804)
Deferred income on shipments to distributors	(6,949)	(21,314)
Income taxes payable	(2,966)	(4,703)
Other accrued liabilities	(825)	(2,154)

NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	9,202	(4,995)

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(7,785)	(9,604)
Proceeds from sales of property, plant and equipment	157	1,317
Acquisition, net of acquired cash	—	(74,249)
Purchases of marketable securities	(64,360)	(206,655)
Proceeds from sales and maturities of marketable securities	105,000	117,535
Purchases of other investments	(30,000)	—

NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	3,012	(171,656)

FINANCING ACTIVITIES
Issuance of common stock, net	3,522	7,288
Repurchases of common stock	(29,815)	(19,035)
Payments on capital leases and other debt	(1,257)	(8,390)

NET CASH USED FOR FINANCING ACTIVITIES	(27,550)	(20,137)

Net decrease in cash and cash equivalents	(15,336)	(196,788)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	256,172	397,709

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$240,836	$200,921

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1—Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements of Integrated Device Technology, Inc. (IDT or the Company) contain all normal adjustments which are, in the opinion of management, necessary to present fairly the interim financial information included therein.

        These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended March 31, 2002. The results of operations for the three-month period ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year. Certain prior-period amounts have been reclassified to conform to the current presentation.

Note 2—Loss Per Share

        Loss per share has been computed using weighted-average common shares outstanding in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share."

        Net loss per share for the three month periods ended June 30, 2002 and July 1, 2001 is based only on weighted average shares outstanding. Incremental shares related to the assumed exercise of stock options for the three months ended June 30, 2002 and July 1, 2001 of 3.0 million and 4.0 million, respectively, have been excluded, as their effect would be antidilutive. Total stock options outstanding, including antidilutive options, were 18.6 million and 15.3 million at June 30, 2002 and July 1, 2001, respectively.

Note 3—Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations related to the retirement of tangible long-lived assets and associated asset retirement costs. Adoption of SFAS No. 143 is required during IDT's fiscal 2004. The Company does not expect adoption to have a material impact on its financial position or results of operations.

        On April 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The adoption did not have a significant effect on the Company's financial position and results of operations.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard replaces EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" and requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

Note 4—Cash Equivalents and Investments

        Cash equivalents are highly liquid investments with original maturities of three months or less at the time of purchase. All of the Company's investments are classified as available for sale at June 30, 2002 and March 31, 2002. Available-for-sale investments are classified as short-term investments, as these investments generally consist of highly marketable securities that are intended to be available to meet current cash requirements. Investment securities classified as available-for-sale are reported at market value, and net unrealized gains or losses are recorded in accumulated comprehensive income, a separate component of stockholders' equity, until realized. Realized gains and losses on non-equity investments are computed based upon specific identification and are included in interest income and other, net. Management evaluates investments on a regular basis to determine if an other-than-temporary impairment has occurred. See Note 14 regarding restricted investments.

Note 5—Inventories, Net

        Inventories (net of reserves of $77.2 million and $84.3 million at June 30, 2002 and March 31, 2002, respectively) are summarized as follows:

(in thousands)	Jun. 30, 2002	Mar. 31, 2002
Raw materials	$4,606	$4,262
Work-in-process	59,816	62,109
Finished goods	13,929	11,876

Total inventories, net	$78,351	$78,247

Note 6—Business Combination

        On April 18, 2001, the Company acquired Newave Semiconductor Corp. (Newave), a privately held designer and marketer of integrated circuits for the telecommunications market. The Company paid approximately $73.2 million in cash and issued options to purchase approximately 0.47 million shares of IDT stock in exchange for outstanding employee options to acquire Newave stock.

        The Newave combination was accounted for as a purchase. The total purchase price for Newave was $75.5 million, which was comprised of the following:

(in thousands)
Cash price	$73,235
Less: contingent consideration	(2,422)
Fair value of options assumed	13,214
Deferred stock compensation	(10,257)
Direct costs of acquisition	1,685

Total purchase price	$75,455

        Deferred Stock Compensation.    The intrinsic value of the options assumed as part of the Newave transaction and not vested as of the closing date was recorded as deferred compensation to be amortized over the respective vesting periods of the options. A total of $0.5 million and $1.1 million of stock-based compensation expense was recorded in the first quarters of fiscal 2003 and 2002, respectively.

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

        Acquired In-Process Research and Development.    The Company recorded a $16.0 million charge to in-process research and development during the first quarter of fiscal 2002. The amount was determined by identifying research projects which had not yet proven to be technically feasible and did not have alternative future uses. Estimated future expenses were deducted and economic rents charged for the use of other assets. Based on this analysis, a present value calculation of estimated after-tax cash flows attributable to the projects was computed using a discount rate of 30%. Present values were adjusted by factors representing the percentage of completion for each project, which ranged from 24% to 85%.

        Goodwill and Other Intangible Assets.    See Note 7.

Note 7—Goodwill and Other Intangible Assets

        The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," on April 1, 2002 and, in accordance with the standard, ceased to amortize goodwill as of the beginning of fiscal 2003. Goodwill is reviewed annually for impairment (or more frequently if indicators of impairment arise). The Company will complete the transitional impairment assessment required under SFAS No. 142 by the end of fiscal 2003.

        In connection with the adoption of SFAS No. 142, the balance of the in-place workforce intangible, which no longer met the definition of an identifiable intangible asset, was reclassified to goodwill as of April 1, 2002. The amount reclassified was $0.3 million.

        Goodwill and identified intangible assets relate to the Company's acquisition of Newave Semiconductor Corp. in April 2001 (see Note 6) and are allocable in their entirety to the Company's

Communications and High Performance Logic segment. Balances as of June 30, 2002 and March 31, 2002 are summarized as follows:

	Jun. 30, 2002
(in thousands)	Gross assets	Accumulated amortization	Net assets
Goodwill	$36,299	$—	$36,299

Identified intangible assets:
Existing technology	22,000	(3,930)	18,070
Trademark	2,100	(375)	1,725
Non-compete agreement	650	(405)	245

Subtotal, identified intangible assets	24,750	(4,710)	20,040

Total goodwill and identified intangible assets	$61,049	$(4,710)	$56,339

	Mar. 31, 2002
(in thousands)	Gross assets	Accumulated amortization	Net assets
Goodwill	$41,999	$(6,000)	$35,999

Identified intangible assets:
Existing technology	22,000	(3,144)	18,856
Trademark	2,100	(300)	1,800
In-place workforce	400	(100)	300
Non-compete agreement	650	(324)	326

Subtotal, identified intangible assets	25,150	(3,868)	21,282

Total goodwill and identified intangible assets	$67,149	$(9,868)	$57,281

        Amortization expense for goodwill and identified intangibles is summarized below:

	Three months ended
(in thousands)	Jun. 30, 2002	Jul. 1, 2001
Goodwill, including in-place workforce	$—	$1,525
Existing technology	786	786
Other identified intangibles	156	156

Total	$942	$2,467

        The amounts allocated to existing technology are being amortized over an estimated useful life of seven years. Other identified intangibles are being amortized over estimated useful lives of two to seven years. Estimated future amortization expense is $2.8 million for the remaining nine months of fiscal 2003. For fiscal 2004 through 2008, estimated future amortization expense is $3.4 million per year.

        A reconciliation of the Company's net loss and net loss per share, as reported, to pro forma amounts exclusive of goodwill amortization is as follows:

	Three months ended
(in thousands)	Jun. 30, 2002	Jul. 1, 2001
Net loss, as reported	$(7,590)	$(21,489)
Goodwill amortization, including in-place workforce	—	1,525

Adjusted net loss	$(7,590)	$(19,964)

Net loss per share, as reported	$(0.07)	$(0.20)
Goodwill amortization, including in-place workforce	—	0.01

Adjusted net loss per share	$(0.07)	$(0.19)

Note 8—Other Assets

        Included in other assets is an interest-bearing financial instrument in the amount of $30.0 million, which under certain circumstances is either repayable, potentially including a premium, or convertible into preferred shares of a private, technology company. Prior to repayment or conversion, the financial instrument bears interest at a rate of 2.9% per annum.

Note 9—Debt

        In the first quarter of fiscal 2002, the Company repaid the mortgage related to its Salinas, Calif. wafer manufacturing facility. The Company paid approximately $5.7 million, including a 5% prepayment premium, to repay the debt.

Note 10—Restructuring and Asset Impairment

        During fiscal 2002, the Company recorded approximately $26.0 million in asset impairment and restructuring charges as a result of poor business conditions in the semiconductor industry. Included in these charges were $2.5 million in expenses related to restructuring actions, consisting mainly of reductions in force, which were recorded in the first quarter of fiscal 2002.

        Also in fiscal 2002, the Company announced plans to consolidate its wafer manufacturing operations. Production at the Salinas, Calif. manufacturing facility was phased out during the first quarter of fiscal 2003 and successfully transferred to the Company's Hillsboro, Ore. facility. Approximately 180 Salinas-based positions were eliminated during the first quarter of fiscal 2003 and an additional 80 personnel currently engaged in shutdown and disposal activities are expected to be terminated during the remainder of fiscal 2003.

        Reserve balances related to these actions and charges are summarized in the table below:

(in thousands)	Severance and other termination benefits	Asset impairment	Other exit costs	Total
Balance, March 31, 2002	$3,867	$—	$—	$3,867
Cash payments	(2,001)	—	—	(2,001)

Balance, June 30, 2002	$1,866	$—	$—	$1,866

        Assets held for sale in the amount of $5.4 million, representing the estimated net realizable value of the Salinas manufacturing assets, are included in prepayments and other current assets as of June 30, 2002. The Company plans to reassess the carrying value of these assets on a quarterly basis until they are sold or otherwise disposed of. Because of fluctuating market conditions for older wafer fabrication facilities and equipment, adjustments in future periods may be necessary.

Note 11—Comprehensive Loss

        The components of comprehensive loss were as follows:

(in thousands)	Jun. 30, 2002	Jul. 1, 2001
Net loss	$(7,590)	$(21,489)
Currency translation adjustments	950	(62)
Change in unrealized gain or loss on derivatives, net of taxes	(81)	114
Net gain (loss) on investments, net of taxes	(561)	21,250

Comprehensive loss	$(7,282)	$(187)

        The components of accumulated other comprehensive loss were as follows:

(in thousands)	Jun. 30, 2002	Mar. 31, 2002
Cumulative translation adjustments	$(1,702)	$(2,652)
Unrealized gain (loss) on derivatives	(79)	2
Unrealized loss on investments	(578)	(17)

Total accumulated other comprehensive loss	$(2,359)	$(2,667)

Note 12—Derivative Instruments

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

        If the underlying forecasted transactions do not occur, or it becomes probable that they will not occur, the gain or loss on the related cash flow hedge is recognized immediately, in other income. For the first three months of fiscal 2003 and 2002, the Company did not record any gains or losses related to forecasted transactions that did not occur or became improbable.

        The Company measures the effectiveness of hedges of forecasted transactions on at least a quarterly basis by comparing the fair values of the designated currency forward contracts with the fair values of the forecasted transactions. No ineffectiveness was recognized in earnings during the first three months of fiscal 2003 and 2002.

        Firm commitments.    The Company uses currency forward contracts to hedge certain foreign currency purchase commitments, primarily in Japanese yen and the euro. These contracts are designated as fair value hedges, and changes in the fair value of the contracts are offset against changes in the fair value of the commitment being hedged, through earnings. Net gains and losses included in earnings during the first three months of fiscal 2003 and 2002 were not material.

        For firm commitment hedges, the Company excludes the time value of currency forward contracts from effectiveness testing, as permitted under SFAS No. 133. For the first three months of fiscal 2003 and the first three months of fiscal 2002, the time value of these contracts was recorded as other income and was not significant.

        Balance sheet.    The Company also utilizes currency forward contracts to hedge currency exchange rate fluctuations related to certain foreign currency assets and liabilities. Gains and losses on these undesignated derivatives offset gains and losses on the assets and liabilities being hedged and the net amount is included in earnings. An immaterial amount of net gains and losses were included in earnings during the first three months of fiscal 2003 and 2002.

        Equity investments.    The Company's policies allow for the use of derivative financial instruments to hedge the fair values of investments in publicly traded equity securities. As of June 30, 2002, the Company had not entered into this type of hedge.

Note 13—Industry Segments

        The Company operates in two segments: (1) Communications and High-Performance Logic and (2) SRAMs and Other. The Communications and High-Performance Logic segment includes FIFOs and multi-ports, communications applications-specific standard products (ASSPs) and high-performance logic and clock management devices. The SRAMs and Other segment consists mainly of high-speed SRAMs. IDT evaluates the performance of its segments on the basis of operating results which exclude acquisition-related costs; special items, such as asset impairments and restructuring charges; interest expense; interest income and other; and taxes.

        The tables below provide information about these segments for the three-month periods ended June 30, 2002 and July 1, 2001:

Revenues by segment

	Three months ended
(in thousands)	Jun. 30, 2002	Jul. 1, 2001
Communications and High-Performance Logic	$78,430	$97,081
SRAMs and Other	13,382	18,827

Total consolidated revenues	$91,812	$115,908

Profit (loss) by segment

	Three months ended
(in thousands)	Jun. 30, 2002	Jul. 1, 2001
Communications and High-Performance Logic	$(5,399)	$11,853
SRAMs and Other	(4,738)	(22,836)
Restructuring and asset impairment	—	(2,301)
Amortization of intangible assets	(942)	(2,467)
Acquired in-process R&D	—	(16,000)
Other operating expenses	(4,935)	(1,297)
Interest income and other	5,923	11,729
Interest expense	(131)	(655)

Loss before income taxes	$(10,222)	$(21,974)

Note 14—Subsequent Event

        The Company's wafer fabrication facility in Hillsboro, Ore., is subject to a synthetic, $64 million Tax Ownership Operating Lease which expires in May 2005. Monthly rent payments under the lease vary based on the London Interbank Offering Rate (LIBOR). Under the terms of the transaction, the Company earns interest income, also based on LIBOR, on its 79% purchase interest in the rental stream. The Company is required to maintain a deposit of $50.6 million with the lessor. The Company can, at its option, acquire the leased assets or, at the end of the lease, arrange for them to be acquired by others.

        On July 16, 2002, the Company formally notified the lessor of its intent to terminate the synthetic lease and exercise its option to purchase approximately $64 million in fixed assets.  In anticipation of the lease termination, which is expected to be completed in September 2002, the $50.6 million deposit has been reclassified from long-term other assets to short-term restricted investments as of June 30, 2002.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        All references are to our fiscal quarters ended June 30, 2002 (Q1 2003), March 31, 2002 (Q4 2002) and July 1, 2001 (Q1 2002), unless otherwise indicated. Quarterly financial results may not be indicative of the financial results of future periods.

        This report contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements involve a number of risks and uncertainties. These include, but are not limited to: operating results; new product introductions and sales; competitive conditions; capital expenditures and resources; manufacturing capacity utilization; customer demand and inventory levels; intellectual property issues; and the risk factors set forth in the section "Factors Affecting Future Results." As a result of these risks and uncertainties, actual results could differ from those anticipated in the forward-looking statements.

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

RESULTS OF OPERATIONS

        Revenues (Q1 2003 compared to Q1 2002).    Our revenues for Q1 2003 were $91.8 million, a decrease of $24.1 million or 21% compared to Q1 2002. In Q1 2003, revenues for our Communications and High Performance Logic segment, which includes FIFOs and multi-ports, communications applications- specific standard products (ASSPs), and high-performance logic and clock management devices, declined by $18.7 million or 19% compared to Q1 2002. Revenues for the SRAMs and Other segment in Q1 2003 declined by $5.4 million or 29% compared to Q1 2002. Unit volumes shipped increased in both segments, but were offset by declines in average selling price (ASP) per unit. For products that we sell where multiple sources exist, such as in our SRAMs and Other segment, the ASP decline significantly exceeded what one would expect to experience in normalized industry conditions.

        Global economic conditions have a direct impact on demand in our customers' markets and broadly weaker economic conditions across multiple industries and geographies affected capital spending trends, to which our customers are sensitive. The trend towards weaker global economic conditions and reduced customer demand worsened during much of fiscal 2002 in all of our sales channels (distributors; contract equipment manufacturers or CEMs; and direct customers, which consist primarily of original equipment manufacturers, or OEMs). Our customers also reacted to changes in end market conditions by taking steps to reduce their finished goods, work-in-process and component inventories. This industry-wide trend decreased demand for our more proprietary products, and led to the declines in ASPs described above for multiple-sourced products, and was the primary reason for the decline in revenues from Q1 2002 to Q1 2003.

        Revenues (Q1 2003 compared to Q4 2002).    Consistent with what we observed to be stabilizing or improving economic and market conditions in early calendar 2002, the levels of unit demand and revenues for our products have improved in recent quarters. In Q1 2003, our revenues grew by 6% over Q4 2002, following an 8% sequential revenue increase from Q3 2002 to Q4 2002. The growth in Q1 2003 was led by products in our Communications and High Performance Logic segment, which grew by $6.6 million or 9% from Q4 2002. Revenues in the SRAMs and Other segment declined by $1.4 million or 10% from Q4 2002. Units shipped grew slightly for each segment compared with Q4 2002.

        While business conditions have stabilized somewhat, customers continue to delay placing committed purchase orders and to demand that products be delivered on very short lead times, resulting in low levels of backlog. This current lack of order visibility, together with continuing uncertain conditions in the economies, markets, and customers that we serve, make it difficult to predict the rate of future growth in our revenue.

        Gross profit (Q1 2003 compared to Q1 2002).    Gross profit for Q1 2003 was $34.8 million, a decrease of $6.9 million compared to Q1 2002. The decline in gross profit is due primarily to the lower level of revenues in Q1 2003, and hence lower utilization of our fixed manufacturing infrastructure. Gross profit in Q1 2003 was also lower due to higher non-recurring charges, such as retention bonuses related to closing our Salinas manufacturing facility (as described below under Restructuring charges, asset impairment and other). These factors were partially offset by reduced manufacturing spending in Q1 2003, including lower labor costs as a result of two manufacturing headcount reductions that we implemented in Q1 2002 and Q3 2002. Gross profit in Q1 2002 was also affected by $2.3 million in restructuring charges related to these actions. Our gross margin for Q1 2003 was 37.9% compared to 36.0% for Q1 2002.

        Gross profit (Q1 2003 compared to Q4 2002).    Our gross profit increased by $8.2 million in Q1 2003 compared to Q4 2002. The improvement relates primarily to better manufacturing utilization in Q1 2003, as revenues grew but manufacturing spending remained essentially flat; and to lower non-recurring charges in Q1 2003, as $4.0 million in Q4 2002 restructuring charges (primarily severance related to closing the Salinas facility) did not repeat. Reserves related to shipments of SRAM products that had been carried at the lower of cost or market were reversed during the period. This was more than offset by the adverse impact during Q1 2003 of under-absorbed manufacturing spending, as our facilities continued to operate at low utilization levels. Our gross margin percentage for Q4 2002 was 30.7%.

        For the remainder of fiscal 2003, we expect that while the closure of our Salinas manufacturing facility will have a positive impact on gross margin percentage in Q2 2003, further significant improvement in quarterly gross margin percentage will remain primarily dependent on whether business conditions continue to improve and support sequential revenue growth.

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

        During fiscal 2002, we performed impairment reviews of our manufacturing facilities. Principally because of the age and limited capability of the facility to produce technologically competitive products going forward, we determined that future undiscounted cash flows related to our older wafer fabrication facility located in Salinas would not be sufficient to recover the carrying values of the assets in that facility. We accordingly wrote down the assets to their fair values on the basis of appraisals and management estimates, resulting in a charge of $17.4 million in the third quarter of fiscal 2002.

        In the fourth quarter of fiscal 2002, we recorded a charge of $4.0 million in restructuring expenses, primarily related to severance and other termination benefits, in connection with our plan to consolidate our wafer fabrication manufacturing operations. We phased out production at the Salinas facility and completed the transfer of production to our Hillsboro, Ore., facility in Q1 2003.

        In addition to expenses specifically identified as asset impairment and restructuring charges, we have incurred other Salinas-related expenses, mainly for retention bonuses. These expenses totaled

$3.8 million and $3.2 million in Q1 2003 and Q4 2002, respectively. We expect to incur additional costs of approximately $4-5 million associated with closure of the facility, most of which will be recorded during the remainder of fiscal 2003. We expect to reduce wafer manufacturing costs by approximately $6 to $8 million per quarter as a result of this facility consolidation, beginning in Q2 2003.

        Research and development.    For Q1 2003, research and development (R&D) expenses totaled $30.2 million, a decrease of $1.7 million and $2.8 million compared to Q4 2002 and Q1 2002, respectively.

        The decrease from Q4 2002 was driven primarily by lower allocations of manufacturing costs to R&D activities (including the cessation of R&D activities at the Salinas manufacturing facility), and by lower deferred compensation expenses related to our Newave acquisition. Lower allocations of manufacturing costs to R&D activities and lower product tooling costs (particularly for photomasks) contributed to the $2.8 million decrease from Q1 2002 to Q1 2003.

        We expect R&D spending to be flat or slightly higher in Q2 2003 compared with Q1 2003.

        Selling, general and administrative.    In Q1 2003, selling, general and administrative (SG&A) expenses were $20.4 million, a decrease of $3.5 million compared to Q1 2002 and an increase of $1.7 million compared to Q4 2002.

        The increase from Q4 2002 reflects higher spending on outside professional services, and on severance related to small headcount reductions in certain SG&A departments. These increases were partially offset by lower commission expenses to outside sales representatives under a new commission plan that was implemented in Q1 2003. Q4 2002 also benefitted from annual adjustments to amounts owed to distributors under cooperative advertising programs.

        The $3.5 million decrease from Q1 2002 to Q1 2003 reflects the results of our implementation of controls on discretionary spending across the Company, reductions in force completed in October 2001, and lower revenue-based commissions to outside sales representatives.

        We expect SG&A spending to be flat or increase very slightly in Q2 2003 compared with Q1 2003.

        Acquired in-process research and development.    In connection with our acquisition of Newave, we recorded a $16.0 million charge for acquired in-process research and development (IPR&D) in Q1 2002. The allocation of the purchase price to IPR&D was determined by identifying technologies that had not attained technological feasibility and that did not have future alternative uses.

        Amortization of intangibles.    During fiscal 2002, goodwill related to the Newave transaction was amortized to expenses in accordance with an estimated useful life of seven years using the straight-line method. Goodwill amortization expense was $1.5 million in Q1 2002. Other identified intangibles were amortized over estimated useful lives of two to seven years, also using the straight-line method.

        As a result of our adoption of Statement of Financial Accounting Standards (SFAS) No. 142, we ceased to amortize goodwill effective April 1, 2002. As a result, we expect quarterly amortization expense during fiscal 2003 to be approximately $1.5 million lower than in fiscal 2002. In connection with the adoption of SFAS No. 142, IDT is required to perform a transitional goodwill impairment assessment by the end of fiscal 2003.

        Interest income and other, net.    Changes in interest income and other, net are summarized as follows:

(in thousands)	Q1 2003	Q4 2002	Q1 2002
Interest income	$5,637	$6,330	$11,453
Other income, net	286	129	276

Interest income and other, net	$5,923	$6,459	$11,729

        Interest income declined by $0.7 million in Q1 2003 compared to Q4 2002 due to lower invested balances and lower average interest rates on our investment portfolio. From Q1 2002 to Q1 2003, interest income declined by 51%, mostly due to lower average interest rates.

        Provision for taxes.    Due mainly to the decreased effects of non-deductible, merger-related costs, the effective tax rate rose from a benefit of 2.2% in Q1 2002 to a benefit of 25.7% in Q1 2003.

Liquidity and Capital Resources

        Our financial condition remains strong. Our cash, cash equivalents and investments, excluding restricted investments and our shares of PMC, were $614.4 million at June 30, 2002, a decrease of $54.5 million compared to March 31, 2002. Long- and short-term debt, excluding operating leases, was only $13.7 million as of June 30, 2002.

        Net cash provided by operating activities was $9.2 million in Q1 2003, compared to a use of $5.0 million in Q1 2002. During Q1 2002, the cash generated through a significant reduction in the level of accounts receivable was offset by uses of cash related to lower accounts payable balances; decreased deferred income on shipments to distributors, due to lower levels of distributor channel inventory; and decreased accrued compensation, due to payouts of profit dependent personnel expenses accrued in fiscal 2001 and paid in fiscal 2002.

        Investing activities provided $3.0 million in Q1 2003. Periodically, we make investments in third-party companies, principally for strategic technology related reasons. In Q1 2003, we invested $30.0 million in an interest bearing financial instrument which in certain circumstances is either repayable or convertible into preferred shares of a privately held technology related company. This investment largely offset net proceeds of $40.6 million from sales and maturities of marketable securities during Q1 2003. We used $171.7 million for investing activities in Q1 2002, including $89.1 million related to net purchases of marketable securities and $74.2 million for the Newave acquisition.

        We used $27.6 million for financing activities in Q1 2003, compared to $20.1 million in Q1 2002. Significant financing activities in Q1 2003 and Q1 2002 included repurchases of common stock ($29.8 million and $19.0 million, respectively).

        We anticipate new capital expenditures of approximately $65-$70 million during fiscal 2003, depending upon business conditions, to be financed primarily through cash generated from operations and existing cash and investments. This estimate includes $7.8 million in capital expenditures during Q1 2003. In addition, we intend to terminate the synthetic lease related to our Hillsboro, Ore., manufacturing site and have notified the lessor of our plans to do so by September 2002. We expect to exercise our option to purchase approximately $64 million in additional fixed assets, with most of the purchase price (approximately $50 million) funded by amounts already pledged to collateralize the lease, and the balance (approximately $14 million) funded by existing cash and investments.

        We believe that existing cash and investment balances, together with cash flows from operations, will be sufficient to meet our working capital and capital expenditure needs through the remainder of fiscal 2003 and 2004. We may investigate other financing alternatives; however, we cannot be certain that additional financing will be available on satisfactory terms.

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

        Although we are continuing to try to reduce our dependence on revenues derived from the sale of industry-standard products, and while we carefully manage costs, these efforts may not be sufficient to offset the adverse effect the above or other industry related factors can have on our results.

        Demand for our products depends on demand in the communications, and to a lesser extent, computer markets.    The majority of our products are incorporated into customers' systems in enterprise/carrier class network, wireless infrastructure and access network applications. A percentage of our products, including high-performance logic components, serve in customers' computer storage, computer-related, and other applications. Customer applications for our products have historically been characterized by rapid technological change and significant fluctuations in demand. Demand for most of our products, and therefore potential increases in revenue, depends upon growth in the communications market, particularly in the data networking and wireless telecommunications infrastructure markets and, to a lesser extent, the computer-related markets. Any slowdown in these communications or computer- related markets could materially adversely affect our operating results. In addition, when all channels of distribution are considered, one customer in the communications market, Cisco Systems, Inc., represents more than 10% of our total revenues.

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

        Substantially all of our revenues are derived from products manufactured at facilities which are exposed to the risk of natural disasters. We have a wafer fabrication facility in Hillsboro, Ore., and assembly and test facilities in the Philippines and Malaysia. If we were unable to use our facilities, as a result of a natural disaster or otherwise, our operations would be materially adversely affected until we were able to obtain other production capability. We do not carry earthquake insurance on our California facilities or with respect to our business operations, as we do not believe that adequate protection is available at economically justifiable rates.

        We are dependent upon electric power generated by public utilities where we operate our manufacturing facilities. We have periodically experienced electrical power interruptions in the Philippines and California because utilities in these geographies have failed to provide an adequate power infrastructure. We maintain limited backup generating capability, but the amount of electric power that we can generate on our own is insufficient to fully operate these facilities and prolonged power interruptions, particularly at our manufacturing locations, could have a significant adverse impact on our business.

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

        International operations add increased volatility to our operating results.    A substantial percentage of our revenues are derived from international sales, as summarized below:

Percentage of total revenues	First three months of fiscal 2003	Twelve months of fiscal 2002	Twelve months of fiscal 2001
Americas	40%	48%	58%
Asia Pacific	31%	18%	11%
Japan	10%	14%	12%
Europe	19%	20%	19%

Total	100%	100%	100%

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

        We are exposed to fluctuations in the market price of our investment in PMC-Sierra, Inc.    We currently hold approximately 338,000 common shares of PMC-Sierra, Inc. (PMC). The PMC stock is highly volatile. The amount of income and cash flow that we ultimately realize from this investment in future periods cannot be determined at this time and may vary materially from the current unrealized amount. We evaluate our investments on a regular basis to determine if an other-than temporary impairment has occurred.

        We may have difficulty integrating acquired companies.    We acquired Newave Semiconductor Corp. (Newave) in fiscal 2002 and may pursue other acquisitions in the future. Failure to successfully integrate acquired companies into our business could adversely affect our results of operations. Integration risks and issues may include, but are not limited to, personnel retention and assimilation, management distraction, technology development, and unexpected costs and liabilities. In addition, we have adopted SFAS No. 142, "Goodwill and Other Intangible Assets," and are required to perform a transitional impairment assessment of Newave-related goodwill during fiscal 2003.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our interest rate risk relates primarily to our investment portfolio, which consisted of $240.8 million in cash and cash equivalents and $376.6 million in short-term investments as of June 30, 2002. By policy, we limit our exposure to longer-term investments, and a substantial majority of our investment portfolio at the end of fiscal 2002 had maturities of less than two years. As a result of the relatively short duration of our portfolio, a hypothetical 10% move in interest rates would have an insignificant effect on our financial position, results of operations or cash flows. We do not currently use derivative financial instruments in our investment portfolio.

        By policy, we mitigate the credit risk to our investment portfolio through diversification and for, debt securities, adherence to high credit-rating standards.

        We have minimal interest rate risk with respect to debt; our balance sheet at June 30, 2002 includes only $13.7 million in debt. The synthetic lease related to our manufacturing facility in Hillsboro, Ore. has variable, London Interbank Offered Rate (LIBOR)-based payments. However, this lease is collateralized with investment securities that have similar, and thus offsetting, interest rate characteristics.

        We are exposed to foreign currency exchange rate risk as a result of international sales, assets and liabilities of foreign subsidiaries, and capital purchases denominated in foreign currencies. We use derivative financial instruments (primarily forward contracts) to help manage our foreign currency exchange exposures. We do not enter in derivatives for trading purposes. We performed a sensitivity analysis for both fiscal 2002 and the first three months of fiscal 2003 and determined that a 10% change in the value of the U.S. dollar would have an insignificant near-term impact on our financial position, results of operations or cash flows.

PART II    OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  The following exhibits are filed herewith:

Exhibit number	Description
10.4	1984 Employee Stock Purchase Plan, as amended and restated effective October 1, 2002.
10.23	1997 Employee Stock Option Plan.
  (b)
  Reports on Form 8-K:

        No reports were filed on Form 8-K during this quarter.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRATED DEVICE TECHNOLOGY, INC.
Date: August 14, 2002	/s/ JERRY G. TAYLOR Jerry G. Taylor President and Chief Executive Officer (duly authorized officer)
Date: August 14, 2002	/s/ ALAN F. KROCK Alan F. Krock Vice President, Chief Financial Officer (principal accounting officer)

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