Form 10-Q
period 2002-09-29
INTEGRATED DEVICE TECHNOLOGY INC
filed 2002-11-12
CIK 703361

QuickLinks -- Click here to rapidly navigate through this document

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2002
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        The number of outstanding shares of the registrant's Common Stock, $.001 par value, as of October 27, 2002, was approximately 103,177,700.

PART I    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three months ended		Six months ended
	Sep. 29, 2002	Sep. 30, 2001	Sep. 29, 2002	Sep. 30, 2001
Revenues	$92,252	$97,117	$184,064	$213,025
Cost of revenues	49,246	60,190	106,249	132,123
Restructuring, asset impairment and other	—	—	—	2,301

Gross profit	43,006	36,927	77,815	78,601

Operating expenses:
Research and development	29,384	32,569	59,625	65,642
Selling, general and administrative	19,862	21,136	40,288	45,104
Acquired in-process research and development	—	—	—	16,000
Amortization of intangibles	156	1,681	312	3,362

Total operating expenses	49,402	55,386	100,225	130,108

Operating loss	(6,396)	(18,459)	(22,410)	(51,507)
Loss on equity investments, net	(6,557)	—	(6,557)	—
Interest expense	(129)	(227)	(260)	(882)
Interest income and other, net	5,231	13,420	11,154	25,149

Loss before income taxes	(7,851)	(5,266)	(18,073)	(27,240)
Benefit for income taxes	(2,969)	(329)	(5,601)	(814)

Net loss	$(4,882)	$(4,937)	$(12,472)	$(26,426)

Basic net loss per share	$(0.05)	$(0.05)	$(0.12)	$(0.25)
Diluted net loss per share	$(0.05)	$(0.05)	$(0.12)	$(0.25)
Weighted average shares:
Basic	103,091	104,836	103,662	104,890
Diluted	103,091	104,836	103,662	104,890

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED; IN THOUSANDS)

	Sep. 29, 2002	Mar. 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$145,414	$256,172
Short-term investments	441,667	418,228
Accounts receivable, net	45,549	40,067
Inventories, net	70,789	78,247
Deferred tax assets	72,860	74,874
Prepayments and other current assets	23,713	19,787

Total current assets	799,992	887,375
Property, plant and equipment, net	249,575	221,499
Goodwill and other intangibles, net	55,397	57,281
Other assets	39,675	59,664

TOTAL ASSETS	$1,144,639	$1,225,819

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$19,536	$18,342
Accrued compensation and related expenses	12,756	14,068
Deferred income on shipments to distributors	20,717	36,443
Income taxes payable	17,291	21,863
Other accrued liabilities	22,268	29,173

Total current liabilities	92,568	119,889
Long-term obligations	38,555	51,221

Total liabilities	131,123	171,110
Stockholders' equity:
Common stock and additional paid-in capital	800,551	794,068
Deferred stock compensation	(3,970)	(5,043)
Treasury stock	(180,751)	(140,308)
Retained earnings	396,187	408,659
Accumulated other comprehensive income (loss)	1,499	(2,667)

Total stockholders' equity	1,013,516	1,054,709

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,144,639	$1,225,819

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED; IN THOUSANDS)

	Six months ended
	Sep. 29, 2002	Sep. 30, 2001
OPERATING ACTIVITIES
Net loss	$(12,472)	$(26,426)
Adjustments:
Depreciation and amortization	38,761	45,756
Amortization of intangible assets	1,884	4,934
Acquired in-process research and development	—	16,000
Merger-related stock compensation	990	2,235
Impairment loss on equity investments, net	6,557	—
Loss (gain) on sale of property, plant and equipment	42	(4,600)
Changes in assets and liabilities:
Accounts receivable	(5,482)	61,050
Inventories	7,458	(1,073)
Prepayments and other assets	195	2,794
Accounts payable	1,194	(27,462)
Accrued compensation and related expenses	(1,312)	(38,174)
Deferred income on shipments to distributors	(15,726)	(40,984)
Income taxes payable	(4,572)	(5,665)
Other accrued liabilities	(6,377)	5,625

NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	11,140	(5,990)

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(16,375)	(24,190)
Purchase of assets under synthetic lease	(64,369)	—
Proceeds from sales of property, plant and equipment	209	8,665
Acquisition, net of acquired cash	—	(74,249)
Purchases of marketable securities	(399,841)	(367,952)
Proceeds from sales and maturities of marketable securities	425,570	310,101
Purchases of other investments	(30,000)	—

NET CASH USED FOR INVESTING ACTIVITIES	(84,806)	(147,625)

FINANCING ACTIVITIES
Issuance of common stock, net	6,566	13,894
Repurchases of common stock	(40,443)	(54,396)
Payments on capital leases and other debt	(3,215)	(13,331)

NET CASH USED FOR FINANCING ACTIVITIES	(37,092)	(53,833)

Net decrease in cash and cash equivalents	(110,758)	(207,448)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	256,172	397,709

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$145,414	$190,261

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

        These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended March 31, 2002. The results of operations for the three- and six-month periods ended September 29, 2002 are not necessarily indicative of the results to be expected for the full year. Certain prior-period amounts have been reclassified to conform to the current condensed consolidated financial statement presentation.

Note 2—Loss Per Share

        Loss per share has been computed using weighted-average common shares outstanding in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share."

        Options to purchase approximately 18.7 million shares and 14.8 million shares were outstanding at September 29, 2002 and September 30, 2001, respectively. These options were excluded from the computation of diluted shares because of their antidilutive effect on loss per share.

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

Note 4—Cash Equivalents and Investments

        Cash equivalents are highly liquid investments with original maturities of three months or less at the time of purchase. All of the Company's investments are classified as available for sale at September 29, 2002 and March 31, 2002. Available-for-sale investments are classified as short-term investments, as these investments generally consist of highly marketable securities that are intended to be available to meet current cash requirements. Investment securities classified as available-for-sale are reported at market value, and net unrealized gains or losses are recorded in accumulated comprehensive income, a separate component of stockholders' equity, until realized. Realized gains and losses on non-equity investments are computed based upon specific identification and are included in interest income and other, net. Management evaluates investments on a regular basis to determine if an other-than-temporary impairment has occurred. During the three months ended September 29, 2002, the Company recorded a pretax, other-than-temporary impairment charge of $6.6 million related to an equity investment (see Note 14).

Note 5—Inventories, Net

        Inventories, net of reserves of $84.9 million and $84.3 million at September 29, 2002 and March 31, 2002, respectively, are summarized as follows:

(in thousands)	Sep. 29, 2002	Mar. 31, 2002
Raw materials	$3,561	$4,262
Work-in-process	55,155	62,109
Finished goods	12,073	11,876

Total inventories, net	$70,789	$78,247

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

        The Newave combination was accounted for under the purchase method of accounting. The total purchase price for Newave was $75.5 million, which was comprised of the following:

(in thousands)
Cash price	$73,235
Less: contingent consideration	(2,422)
Fair value of options assumed	13,214
Deferred stock compensation	(10,257)
Direct costs of acquisition	1,685

Total purchase price	$75,455

        Deferred Stock Compensation.    The intrinsic value of the options assumed as part of the Newave transaction and not vested as of the closing date was recorded as deferred compensation to be amortized over the respective vesting periods of the options. A total of $0.5 million and $0.7 million of stock-based compensation expense was recorded in the second quarters of fiscal 2003 and 2002, respectively. A total of $1.0 million and $1.8 million of stock-based compensation expense was recorded in the first six months of fiscal 2003 and 2002, respectively.

        The total purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed based on independent appraisals and management estimates as follows:

(in thousands)
Fair value of tangible net assets acquired	$2,291
In-process research and development	16,000
Existing technology	22,000
Other identified intangibles	3,150
Deferred taxes	(9,985)
Goodwill	41,999

Total purchase price	$75,455

        Acquired In-Process Research and Development.    The Company recorded a $16.0 million charge to in-process research and development related to the Newave acquisition during the first quarter of fiscal 2002. The amount was determined by identifying research projects which had not yet proven to be technically feasible and did not have alternative future uses. Estimated future expenses were deducted and economic rents charged for the use of other assets. Based on this analysis, a present value calculation of estimated after-tax cash flows attributable to the projects was computed using a discount rate of 30%. Present values were adjusted by factors representing the percentage of completion for each project, which ranged from 24% to 85%.

Note 7—Goodwill and Other Intangible Assets

        The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," on April 1, 2002 and, in accordance with the standard, ceased to amortize goodwill as of the beginning of fiscal 2003. Goodwill is reviewed annually for impairment (or more frequently if indicators of impairment arise). The Company completed the transitional goodwill impairment assessment required by SFAS No. 142 as of April 1, 2002 and concluded that goodwill was not impaired as of that date. For purposes of the assessment, the Company identified two reporting units, (1) Communications and High-Performance Logic and (2) SRAMs and Other. All goodwill was assigned to the Communications and High-Performance Logic reporting unit.

        In connection with the adoption of SFAS No. 142, the balance of the in-place workforce intangible, which had been recorded in connection with the Newave acquisition and no longer met the definition of an identifiable intangible asset, was reclassified to goodwill as of April 1, 2002. The amount reclassified was $0.3 million.

        Goodwill and identified intangible assets relate to the Company's acquisition of Newave Semiconductor Corp. in April 2001 (see Note 6). Balances as of September 29, 2002 and March 31, 2002 are summarized as follows:

	Sep. 29, 2002
(in thousands)	Gross assets	Accumulated amortization	Net assets
Goodwill	$36,299	$—	$36,299

Identified intangible assets:
Existing technology	22,000	(4,716)	17,284
Trademark	2,100	(450)	1,650
Non-compete agreement	650	(486)	164

Subtotal, identified intangible assets	24,750	(5,652)	19,098

Total goodwill and identified intangible assets	$61,049	$(5,652)	$55,397

	Mar. 31, 2002
(in thousands)	Gross assets	Accumulated amortization	Net assets
Goodwill	$41,999	$(6,000)	$35,999

Identified intangible assets:
Existing technology	22,000	(3,144)	18,856
Trademark	2,100	(300)	1,800
In-place workforce	400	(100)	300
Non-compete agreement	650	(324)	326

Subtotal, identified intangible assets	25,150	(3,868)	21,282

Total goodwill and identified intangible assets	$67,149	$(9,868)	$57,281

        Amortization expense for goodwill and identified intangibles is summarized below:

	Three months ended		Six months ended
(in thousands)	Sep. 29, 2002	Sep. 30, 2001	Sep. 29, 2002	Sep. 30, 2001
Goodwill, including in-place workforce	$—	$1,525	$—	$3,050
Existing technology	786	786	1,572	1,572
Other identified intangibles	156	156	312	312

Total	$942	$2,467	$1,884	$4,934

        The amounts allocated to existing technology are being amortized over an estimated useful life of seven years. Other identified intangibles are being amortized over estimated useful lives of two to seven years. Estimated future amortization expense is approximately $1.9 million for the remaining six months of fiscal 2003. For fiscal 2004 through 2008, estimated future amortization expense is approximately $3.4 million per fiscal year.

        A reconciliation of the Company's net loss and net loss per share, as reported, to amounts exclusive of goodwill amortization is as follows:

	Three months ended		Six months ended
(in thousands)	Sep. 29, 2002	Sep. 30, 2001	Sep. 29, 2002	Sep. 30, 2001
Net loss, as reported	$(4,882)	$(4,937)	$(12,472)	$(26,426)
Goodwill amortization, including in-place workforce	—	1,525	—	3,050

Adjusted net loss	$(4,882)	$(3,412)	$(12,472)	$(23,376)

Net loss per share, as reported	$(0.05)	$(0.05)	$(0.12)	$(0.25)
Goodwill amortization, including in-place workforce	—	0.02	—	0.03

Adjusted net loss per share	$(0.05)	$(0.03)	$(0.12)	$(0.22)

Note 8—Other Assets

        Included in other assets as of September 29, 2002 was an interest-bearing financial instrument in the amount of $30.0 million, which under certain circumstances was either repayable or convertible into preferred shares of a privately held technology company. Prior to repayment or conversion, the financial instrument bore interest at a rate of 2.9% per annum. Subsequent to the quarter ended September 29, 2002, the investment was converted to preferred shares in the private company (see Note 15).

Note 9—Commitments and Contingencies

        The Company's wafer fabrication facility in Hillsboro, Ore., was subject to a synthetic lease which was to have expired in May 2005. The Company was required to maintain a deposit of $50.6 million with the lessor. Under the terms of the lease, the Company could, at its option, acquire the leased assets or, at the end of the lease, arrange for them to be acquired by others.

        In September 2002, the Company elected to terminate the lease and acquire the leased property, plant and equipment for approximately $64 million. The purchase price was funded primarily by the $50.6 million lease deposit. The Company no longer has any property, plant or equipment subject to synthetic leases.

Note 10—Restructuring and Asset Impairment

        During fiscal 2002, the Company recorded approximately $26.0 million in asset impairment and restructuring charges as a result of poor business conditions in the semiconductor industry. Included in these charges were $2.5 million in expenses ($2.3 million as part of cost of goods sold) related to restructuring actions, consisting mainly of reductions in force, which were recorded in the first quarter of fiscal 2002.

        Also in fiscal 2002, the Company announced plans to consolidate its wafer manufacturing operations. Production at the Salinas, Calif. manufacturing facility was phased out during the first quarter of fiscal 2003 and transferred to the Company's Hillsboro, Ore. facility. Approximately 190 Salinas-based positions were eliminated during the first six months of fiscal 2003 and an additional 70 personnel currently engaged in shutdown and disposal activities are expected to be terminated during the second half of fiscal 2003.

        Reserve balances related to these actions and charges are summarized in the table below:

(in thousands)	Severance and other termination benefits	Total
Balance, March 31, 2002	$3,867	$3,867
Cash payments	(2,407)	(2,407)

Balance, September 29, 2002	$1,460	$1,460

        Assets held for sale in the amount of $4.6 million, representing the estimated net realizable value of the Salinas manufacturing assets, are included in prepayments and other current assets as of September 29, 2002. The Company plans to reassess the carrying value of these assets on a quarterly basis until they are sold or otherwise disposed of. Because of fluctuating market conditions for older wafer fabrication facilities and equipment, adjustments in future periods may be necessary.

Note 11—Comprehensive Income (Loss)

        The components of comprehensive loss were as follows:

	Three months ended		Six months ended
(in thousands)	Sep. 29, 2002	Sep. 30, 2001	Sep. 29, 2002	Sep. 30, 2001
Net loss	$(4,882)	$(4,937)	$(12,472)	$(26,426)
Currency translation adjustments	59	530	1,009	468
Change in unrealized gain or loss on derivatives, net of taxes	122	(121)	41	(7)
Net gain (loss) on investments, net of taxes*	3,677	(10,651)	3,116	10,599

Comprehensive loss	$(1,024)	$(15,179)	$(8,306)	$(15,366)

* Unrealized investment gain (loss)	7,677	(10,651)	7,116	10,599
* Reclassification adjustment, net	(4,000)	—	(4,000)	—

        The components of accumulated other comprehensive income (loss) were as follows:

(in thousands)	Sep. 29, 2002	Mar. 31, 2002
Cumulative translation adjustments	$(1,643)	$(2,652)
Unrealized gain on derivatives	43	2
Unrealized gain (loss) on investments	3,099	(17)

Total accumulated other comprehensive income (loss)	$1,499	$(2,667)

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

        If the underlying forecasted transactions do not occur, or it becomes probable that they will not occur, the gain or loss on the related cash flow hedge is recognized immediately, in other income. For the first six months of fiscal 2003 and 2002, the Company did not record any gains or losses related to forecasted transactions that did not occur or became improbable.

        The Company measures the effectiveness of hedges of forecasted transactions on at least a quarterly basis by comparing the fair values of the designated currency forward contracts with the fair values of the forecasted transactions. No ineffectiveness was recognized in earnings during the first six months of fiscal 2003 or 2002.

        Firm commitments.    The Company uses currency forward contracts to hedge certain foreign currency purchase commitments, primarily in Japanese yen and the euro. These contracts are designated as fair value hedges, and changes in the fair value of the contracts are offset against changes in the fair value of the commitment being hedged, through earnings. Net gains and losses included in earnings during the first six months of fiscal 2003 and 2002 were not material.

        For firm commitment hedges, the Company excludes the time value of currency forward contracts from effectiveness testing, as permitted under SFAS No. 133. For the first six months of fiscal 2003 and the first six months of fiscal 2002, the time value of these contracts was recorded as other income and was not significant.

        Balance sheet.    The Company also utilizes currency forward contracts to hedge currency exchange rate fluctuations related to certain foreign currency assets and liabilities. Gains and losses on these undesignated derivatives offset gains and losses on the assets and liabilities being hedged and the net amount is included in earnings. An immaterial amount of net gains and losses were included in earnings during the first six months of fiscal 2003 and 2002.

        Equity investments.    The Company's policies allow for the use of derivative financial instruments to hedge the fair values of investments in publicly traded equity securities. As of September 29, 2002, the Company had not entered into this type of hedge.

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

        The tables below provide information about these segments for the three- and six-month periods ended September 29, 2002 and September 30, 2001:

Revenues by segment

	Three months ended		Six months ended
(in thousands)	Sep. 29, 2002	Sep. 30, 2001	Sep. 29, 2002	Sep. 30, 2001
Communications and High-Performance Logic	$79,563	$76,762	$157,993	$173,843
SRAMs and Other	12,689	20,355	26,071	39,182

Total consolidated revenues	$92,252	$97,117	$184,064	$213,025

Profit (loss) by segment

	Three months ended		Six months ended
(in thousands)	Sep. 29, 2002	Sep. 30, 2001	Sep. 29, 2002	Sep. 30, 2001
Communications and High-Performance Logic	$5,545	$(4,190)	$146	$7,663
SRAMs and Other	(9,451)	(10,649)	(14,189)	(33,485)
Restructuring and asset impairment	—	—	—	(2,301)
Amortization of intangible assets	(942)	(2,467)	(1,884)	(4,934)
Acquired in-process R&D	—	—	—	(16,000)
Other operating expenses	(1,548)	(1,153)	(6,483)	(2,450)
Loss on equity investments, net	(6,557)	—	(6,557)	—
Interest income and other, net	5,231	13,420	11,154	25,149
Interest expense	(129)	(227)	(260)	(882)

Loss before income taxes	$(7,851)	$(5,266)	$(18,073)	$(27,240)

Note 14—Loss on Equity Investments, Net

        During the quarter ended September 29, 2002, the Company recorded a $6.6 million pretax charge ($4.0 million net of tax benefits) related to its investment in PMC-Sierra, Inc. (PMC). The charge represents what the Company considers to be an other than temporary decline in the aggregate market value of its PMC shares. As of March 31, 2002, an unrealized loss of $1.7 million related to this investment, net of tax, was included as part of accumulated other comprehensive loss. The Company continues to hold approximately 338,000 PMC shares, which are classified as an available-for-sale investment.

Note 15—Subsequent Events

        In October 2002, the Company's interest bearing, convertible investment in a privately held technology company (see Note 8) was converted into preferred shares of that company. During the six months ended September 29, 2002, the Company recorded approximately $257,000 in interest income related to this investment. The Company collected the interest receivable in October 2002. As a result of the conversion, the Company's equity interest in the privately held company is approximately 11%, on a diluted basis.

        On October 8, 2002, the Company announced that it had completed the acquisition of Solidum Systems, a privately held provider of classification and content inspection processing solutions. The acquisition is expected to complement the Company's packet-processing product offerings. The purchase price, excluding contingent consideration and assumed debt, was approximately $10 million. The Company's financial results for the third quarter of fiscal 2003 will account for this transaction, possibly including a charge for a portion of the purchase price as acquired in-process research and development.

        On November 5, 2002, the Company filed a Tender Offer Statement on Schedule TO with the Securities and Exchange Commission related to a voluntary stock option exchange program for its employees. The Company's chief executive officer, president and directors are not eligible to participate in this program. Under the program, IDT employees will be given the opportunity to voluntarily cancel unexercised vested and unvested stock options previously granted to them that have an exercise price of $11.01 or more. The cancelled options will be exchanged for replacement stock options to be granted at a future date and in accordance with an exchange ratio. The replacement stock options will be granted with an exercise price equal to the fair market value of IDT stock on the date of grant, which will be at least six months plus one day after the planned option cancellation date of December 9, 2002. Certain of the Company's employees hold options which were assumed in connection with its acquisition of Newave Semiconductor in April 2001. To the extent those options are tendered and accepted for exchange and cancellation, the Company will have to accelerate the amortization of the related deferred compensation previously recorded in connection with this acquisition. If all eligible Newave options are exchanged, approximately $3.0 million of deferred compensation expense related to the Newave acquisition would be included in the Company's financial results for the third quarter of fiscal 2003.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        All references are to our fiscal quarters ended September 29, 2002 (Q2 2003), June 30, 2002 (Q1 2003) and September 30, 2001 (Q2 2002), unless otherwise indicated. Quarterly financial results may not be indicative of the financial results of future periods.

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

        Forward-looking statements, which are generally identified by words such as "anticipate," "expect," "plan," and similar terms, include statements related to revenues and gross profit, research and development activities, selling, general, and administrative expenses, intangible expenses, interest income and other, taxes, capital spending and financing transactions, as well as statements regarding successful development and market acceptance of new products, industry and overall economic conditions and demand, and capacity utilization.

CRITICAL ACCOUNTING POLICIES

        Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of such statements requires us to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period and the reported amounts of assets and liabilities as of the date of the financial statements. Our estimates are based on historical experience and other assumptions that we consider to be reasonable in the circumstances. Actual results may vary from our estimates.

        We believe that the following accounting policies are "critical" as defined by the Securities and Exchange Commission, in that they are both highly important to the portrayal of our financial condition and results, and require us to make difficult judgments and assumptions about matters that are inherently uncertain. We also have other important policies, including those related to revenue recognition, concentration of credit risk and income taxes, as discussed in our Annual Report on Form 10-K.

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

        Valuation of Long-Lived Assets.    We review the impairment of long-lived assets, including property, plant and equipment and intangible assets, whenever events or changes in circumstances indicate that carrying values may not be recoverable. Such impairment reviews require us to estimate useful lives and future cash flows, and actual results may vary from our expectations. In fiscal 2002, we recorded a $17.4 million impairment charge related to our Salinas wafer manufacturing plant.

        In connection with our adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," effective April 1, 2002, we completed a transitional goodwill impairment assessment in fiscal 2003 and concluded that no impairment existed as of April 1, 2002. In future periods, we will be required to perform impairment assessments at least annually. These assessments will be performed on a discounted cash flow basis, using management's estimates of revenues and expenses over a multi-year horizon.

RESULTS OF OPERATIONS

        Revenues (Q2 2003 compared to Q2 2002).    Our revenues for Q2 2003 were $92.3 million, a decrease of $4.9 million or 5% compared to Q2 2002. In Q2 2003, revenues for our Communications and High Performance Logic segment, which includes FIFOs and multi-ports, communications applications-specific standard products (ASSPs), and high-performance logic and clock management devices, grew by $2.8 million or 4% compared to Q2 2002. In Q2 2003, revenues for the SRAMs and Other segment, which is comprised mainly of SRAMs, declined by $7.7 million or 38% compared to Q2 2002. For both segments, unit volumes shipped increased, while average selling price per unit (ASP) declined. For products that we sell where multiple sources exist, such as in our SRAMs and Other segment, the ASP decline significantly exceeded what one would expect to occur under normal industry conditions. ASP erosion is the primary reason for the decline in revenue for the SRAMs and Other segment.

        Revenues (Q2 2003 compared to Q1 2003).    In Q2 2003, our revenues were essentially flat, growing by a half-percent over Q1 2003, following a 6% sequential revenue increase from Q4 2002 to Q1 2003. Revenues in the SRAMs and Other segment declined by $0.7 million or 5%, offset by growth in our Communications and High Performance Logic segment of $1.2 million or 1% from Q1 2003. Declines in unit shipments of multiple-sourced SRAMs and logic components were only partially offset by increased shipments of more proprietary products. As a result, overall unit shipments declined for both the Communications and High Performance Logic and the SRAMs and Other segments. Average selling prices increased for both segments, driven primarily by favorable changes in the mix of products sold.

        Revenues (First six months of fiscal 2003 compared to first six months of fiscal 2002). Our revenues for the first six months of fiscal 2003 were $184.1 million, a decrease of $29.0 million or 14% compared to the same period in fiscal 2002. For both of our product segments, increases in unit volumes shipped were more than offset by declines in ASP. Revenue for our Communications and High Performance Logic segment declined by $15.9 million or 9%, while revenues for our SRAMs and Other segment declined by $13.1 million or 34%.

        Global economic conditions, and particularly the business environment and corporate profitability, directly impact demand in our customers' markets. Ongoing concerns about weak economic conditions and poor corporate profitability continue across multiple geographies and industries. These concerns have affected trends in capital spending by both corporate enterprises and communications service providers, to which our customers are sensitive. In response, throughout fiscal 2002 and into 2003 our customers have continued to reduce inventories, to defer placing firm purchase commitments for as long as possible, and to apply significant pressure on suppliers for price reductions.

        While our revenues have stabilized somewhat in recent quarters, customers continue to delay placing committed purchase orders and to demand that products be delivered on very short lead times, resulting in low levels of backlog. This current lack of order visibility, together with continuing uncertain conditions in the economies, markets, and customers that we serve, make it difficult to predict future levels of revenue. Based on somewhat weaker observed order patterns late in Q2 2003 and early in Q3 2003, however, we expect that revenues for fiscal Q3 2003 will decline from the level recorded in Q2 2003.

        Gross profit (Q2 2003 compared to Q2 2002).    Gross profit for Q2 2003 was $43.0 million, an increase of $6.1 million compared to Q2 2002. As discussed in previous sections, even though unit demand improved in Q2 2003, revenue and gross profit were adversely impacted due to ASP declines. Offsetting the effect of the ASP decline on gross profit were significant reductions in manufacturing spending (including lower spending in our Hillsboro, Ore., facility related to lower levels of utilization; labor savings related to manufacturing headcount reductions that we implemented in fiscal 2002; and operational savings related to closing our Salinas, Calif. wafer facility in Q1 2003 and consolidating wafer manufacturing operations at our Hillsboro site). We believe that increasing the level of manufacturing facility utilization when end markets recover represents our best opportunity to further improve gross margin.

        To a lesser extent, gross profit was also impacted by inventory reserves (discussed below) and our normal inventory valuation methodology. Compared with Q2 2003, gross profit was adversely impacted in Q2 2002 when significant demand-related inventory reserves were added in response to the declining-revenue environment. Finally, we recalculate our standard cost per unit produced (which approximates actual cost) on a regular, semi-annual basis. Cost per unit produced is determined based upon expected production and manufacturing spending levels over a six month period. Fluctuations in production and spending levels can cause the cost per unit produced and absorbed into inventory to increase or decrease. When the Company recalculated standard costs for Q2 2003 and Q3 2003, planned lower levels of factory utilization resulted in higher absorption into inventory of manufacturing cost per unit produced than in the prior two quarters.

        Changes to inventory reserves in Q2 2003 were as follows: Demand related reserves, principally excess reserves, decreased by approximately $3 million, primarily because of the Company's efforts to reduce the amount of inventories carried to match the current level of market demand. Valuation related reserves, principally lower of cost or market reserves, increased by $10.4 million, primarily because of the recalculation of standard costs described above and to a much lesser extent market ASP declines for the Company's products. In Q2 2003, net inventory related reserves increased approximately $7.4 million, to total approximately the same level as was recorded at March 31, 2002 (See Note 5 to the Condensed Consolidated Financial Statements).

        Primarily as a result of these factors, our gross margin for Q2 2003 was 46.6% compared to 38.0% for Q2 2002.

        Gross profit (Q2 2003 compared to Q1 2003).    Our gross profit increased by $8.2 million in Q2 2003 compared to Q1 2003, even as revenue was essentially flat. The improvement relates to some of the factors described above: gross profit benefitted from significant reductions in manufacturing spending, and from normal inventory valuation policies. In addition, gross profit had been adversely impacted in Q1 2003 by additional inventory reserves taken against last-time product builds at our Salinas manufacturing facility. Our gross margin percentage for Q1 2003 was 37.9%.

        Gross profit (first six months of fiscal 2003 compared to first six months of fiscal 2002). Our gross profit for the first six months of fiscal 2003 was $77.8 million, a decrease of $0.8 million or 1% compared with the same period in fiscal 2002. Gross margin was adversely impacted by the decrease in revenue for these periods, offset by reductions in manufacturing spending, and changes in inventory reserves and other factors described above. As a percentage of revenue, gross margin improved from 36.9% in the first half of fiscal 2002, to 42.3% in the first half of fiscal 2003.

        We expect that in Q3 2003, gross margin percentage will decline in comparison to Q2 2003, due primarily to projected lower levels of revenue. If lower levels of customer demand continue, following our normal demand-related inventory reserves methodologies could result in the recording of additional excess reserves which would adversely impact gross profit during Q3 2003.

        Restructuring charges, asset impairment and other.    We recorded asset impairment and restructuring charges during fiscal 2002, primarily because of poor business conditions in the semiconductor industry.

During the first quarter of fiscal 2002, we recorded restructuring charges as part of cost of goods sold ($2.3 million) and operating expenses ($0.2 million).

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

        In addition to expenses specifically identified as asset impairment and restructuring charges, we have incurred other Salinas-related expenses, mainly for retention bonuses. These expenses totaled $0.7 million, $3.8 million and $3.2 million in Q2 2003, Q1 2003 and Q4 2002, respectively. We expect to incur additional costs of approximately $2 million to $3 million associated with the closure of this facility, mostly related to future depreciation charges on capitalized product mask tooling related to the transfer of products from Salinas to Hillsboro. We realized the full benefit in gross profit of closing our Salinas facility and consolidating wafer manufacturing in Hillsboro for the first time in Q2 2003. In the near future, after non-recurring costs associated with exiting the Salinas facility, we estimate that silicon production equivalent to Salinas' recent run rates (of approximately 20,000 six-inch wafers per quarter) can be replicated in our Hillsboro site at a cost which is approximately $8 million lower per quarter.

        Research and development.    For Q2 2003, research and development (R&D) expenses totaled $29.4 million, a decrease of $0.9 million and $3.2 million compared to Q1 2003 and Q2 2002, respectively.

        The decrease in expenses from Q1 2003 was primarily driven by seasonally lower labor spending, principally related to vacations, and associated lower benefit accruals. Lower allocations of manufacturing costs to R&D activities, lower product tooling costs (particularly for photomasks), and lower outside product development expenses contributed to the decrease from Q2 2002 to Q2 2003.

        For the first six months of fiscal 2003, R&D spending decreased by $6.0 million compared to the same period in fiscal 2002. The primary causes of the decrease were: lower allocations of manufacturing costs to R&D activities (including the cessation of R&D activities at the Salinas manufacturing facility); lower product tooling costs; lower outside product development fees; lower deferred compensation expenses related to our Newave acquisition; and lower performance-related compensation expenses.

        We expect R&D costs to increase in Q3 2003 compared with Q2 2003, relating primarily to our acquisition in early October of Solidum Systems.

        Selling, general and administrative.    In Q2 2003, selling, general and administrative (SG&A) expenses were $19.9 million, a decrease of $0.6 million compared to Q1 2003 and a decrease of $1.3 million compared to Q2 2002.

        Seasonally lower labor spending, mainly due to vacations, and associated lower benefit accruals, partially offset by an increase in corporate insurance rates, drove the decrease from Q1 2003.

        The decrease in SG&A expenses from Q2 2002 to Q2 2003 reflects the results of our implementation of controls on discretionary spending across the Company; lower labor spending following reductions in force completed in October 2001; and lower costs under a new commission plan for outside sales representatives implemented in Q1 2003. For primarily the same reasons, SG&A expenses declined by $4.8 million in the first six months of fiscal 2003 compared with the same period in fiscal 2002.

        We expect SG&A spending to increase slightly in Q3 2003 compared with Q2 2003.

        Acquired in-process research and development.    In connection with our acquisition of Newave, we recorded a $16.0 million charge for acquired in-process research and development (IPR&D) in Q1

2002. The allocation of the purchase price to IPR&D was determined by identifying technologies that had not attained technological feasibility and that did not have future alternative uses.

        Amortization of intangibles.    During fiscal 2002, goodwill related to the Newave transaction was amortized to expenses in accordance with an estimated useful life of seven years using the straight-line method. Goodwill amortization expense was $1.5 million in Q1 2002 and Q2 2002. Other identified intangibles were amortized over estimated useful lives of two to seven years, also using the straight-line method.

        As a result of our adoption of Statement of Financial Accounting Standards (SFAS) No. 142, we ceased to amortize goodwill effective April 1, 2002. As a result, we expect quarterly amortization expense during fiscal 2003 to be approximately $1.5 million lower than in fiscal 2002.

        Interest income and other, net.    Changes in interest income and other, net are summarized as follows:

(in thousands)	Q2 2003	Q1 2003	Q2 2002
Interest income	$5,062	$5,637	$8,967
Other income, net	169	286	4,453

Interest income and other, net	$5,231	$5,923	$13,420

        Interest income declined by 10% in Q2 2003 compared to Q1 2003 due to lower invested balances.    From Q2 2002 to Q2 2003, interest income declined by 44%, mostly due to lower average interest rates, but also due to lower invested balances. For the same reasons, interest income declined by 48% in the first half of fiscal 2003 compared with the same period in fiscal 2002.

        Other income, net, for Q2 2002 included a gain related to our exercise of an option to purchase land adjacent to our Hillsboro manufacturing facility. Immediately following the exercise, we sold most of the underlying property and recognized a pretax gain of $5.1 million.

(in thousands)	6 months fiscal 2003	6 months fiscal 2002
Interest income	$10,699	$20,420
Other income, net	455	4,729

Interest income and other, net	$11,154	$25,149

        Loss on equity investments, net.    In Q2 2003, we recorded a $6.6 million other-than-temporary impairment charge related to our investment in PMC-Sierra.

        Provision for taxes.    Due mainly to the reduction of non-deductible, merger-related costs, the effective tax rate changed from a benefit of 3% for the first six months of fiscal 2002 to a benefit of 31% for the first six months of fiscal 2003.

Liquidity and Capital Resources

        Our cash, cash equivalents and investments were $587.1 million at September 29, 2002, a decrease of $87.3 million compared to March 31, 2002. Long- and short-term debt, excluding operating leases, was $11.8 million as of September 29, 2002.

        Net cash provided by operating activities was $11.1 million for the first six months of fiscal 2003, compared to a use of $6.0 million for the same period in fiscal 2002. During the first six months of fiscal 2003, cash provided by non-cash related adjustments to net income, such as depreciation, was partially offset by our net loss and changes in working capital balances. Deferred income on shipments to distributors decreased by $15.7 million over this period, due to lower levels of distributor channel inventory.

        Investing activities used $84.8 million in the first six months of fiscal 2003. Periodically, we make investments in third-party companies, principally for strategic technology related reasons. In Q1 2003, we invested $30.0 million in an interest bearing financial instrument which in certain circumstances was either repayable or convertible into preferred shares of a privately held technology related company. This investment more than offset net proceeds of $25.7 million from sales and maturities of marketable securities during the first six months of fiscal 2003. In October 2002, the investee exercised its option and converted our investment into shares of preferred stock. In Q2 2003, we terminated the synthetic lease related to our Hillsboro, Ore., manufacturing site and exercised our option to purchase approximately $64.4 million in additional fixed assets, with most of the purchase price (approximately $50 million) funded by amounts already pledged to collateralize the lease, and the balance (approximately $14 million) funded by existing cash and investments.

        We used $147.6 million for investing activities in the first six months of fiscal 2002, including $74.2 million for the Newave acquisition and $57.9 million related to net purchases of marketable securities.

        We used $37.1 million for financing activities in the first six months of fiscal 2003, compared to $53.8 million for the same period in fiscal 2002. Significant financing activities in the first six months of fiscal 2003 and fiscal 2002 included repurchases of common stock ($40.4 million and $54.4 million, respectively). We have now completed our currently authorized share repurchase program. Under the program, which began in November 2000, we repurchased seven million shares of our common stock at an aggregate cost of $180.8 million.

        We anticipate capital expenditures of approximately $40-$50 million during fiscal 2003, depending upon business conditions, to be financed primarily through cash generated from operations and existing cash and investments. This estimate includes $16.4 million in capital expenditures during the first six months of fiscal 2003 and excludes the cost of assets acquired in connection with the termination of our synthetic lease.

        We believe that existing cash and investment balances, together with cash flows from operations, will be sufficient to meet our working capital and capital expenditure needs through the remainder of fiscal 2003 and 2004. We may choose to investigate other financing alternatives; however, we cannot be certain that additional financing will be available on satisfactory terms.

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

        The cyclicality of the semiconductor industry exacerbates the volatility of our operating results.    The semiconductor industry is highly cyclical. Market conditions characterized by excess supply relative to demand and resultant pricing declines have occurred in the past and may occur in the future. Such pricing declines adversely affect our operating results and force us and our competitors to modify capacity expansion programs. As an example, in prior years, a significant increase in manufacturing capacity allocated to industry standard SRAM components caused significant downward trends in pricing, which adversely affected our gross margins and operating results. We are unable to accurately estimate the amount of worldwide production capacity dedicated to or planned for the industry-standard products, such as SRAM, that we produce. Our operating results can be adversely affected by such factors in the semiconductor industry as: a shift in industry capacity toward products competitive with our products; reduced demand or other factors that may result in material declines in product pricing; and a material increase in industry-wide production capacity.

        Although we are continuing to try to reduce our dependence on revenues derived from the sale of industry-standard products, and while we carefully manage costs, these efforts may not be sufficient to offset the adverse effect the above or other industry related factors can have on our results.

        Demand for our products depends on demand in the communications, and to a lesser extent, computer markets.    The majority of our products are incorporated into customers' systems in enterprise/carrier class network, wireless infrastructure and access network applications. A percentage of our products, including high-performance logic components, serve in customers' computer storage, computer-related, and other applications. Customer applications for our products have historically been characterized by rapid technological change and significant fluctuations in demand. Demand for most of our products, and therefore potential increases in revenue, depends upon growth in the communications market, particularly in the data networking and wireless telecommunications infrastructure markets and, to a lesser extent, the computer-related markets. Any slowdown in these communications or computer- related markets could materially adversely affect our operating results. In addition, when all channels of distribution are considered, we estimate that one customer in the communications market, Cisco Systems, Inc., represented approximately 25% of our total revenues during the first six months of fiscal 2003.

        Our product manufacturing operations are complex and subject to interruption.    From time to time, we have experienced production difficulties, including reduced manufacturing yields or products that do not meet our or our customers' specifications, that have caused delivery delays and quality problems. While delivery delays have been infrequent and generally short in duration, we could experience manufacturing problems, capacity constraints and/or product delivery delays in the future as a result of, among other things, complexity of manufacturing processes, changes to our process technologies (including transfers to other facilities and die size reduction efforts), and ramping production and installing new equipment at our facilities.

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

        We are dependent upon electric power generated by public utilities where we operate our manufacturing facilities and we have periodically experienced electrical power interruptions. We maintain limited backup generating capability, but the amount of electric power that we can generate on our own is insufficient to fully operate these facilities and prolonged power interruptions, particularly at our manufacturing locations, could have a significant adverse impact on our business.

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

        International operations add increased volatility to our operating results.    A substantial percentage of our revenues are derived from international sales, as summarized below:

Percentage of total revenues	First six months of fiscal 2003	Twelve months of fiscal 2002	Twelve months of fiscal 2001
Americas	39%	48%	58%
Asia Pacific	31%	18%	11%
Japan	12%	14%	12%
Europe	18%	20%	19%

Total	100%	100%	100%

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

        Our common stock has experienced substantial price volatility.    Such volatility may occur in the future, particularly as a result of quarter-to-quarter variations in the actual or anticipated financial results of IDT, other semiconductor companies, or our customers. Announcements by us or by our competitors regarding new product introductions may also lead to volatility. In addition, our stock price may fluctuate due to price and volume fluctuations in the stock market, especially in the technology sector. Stock price volatility may also result from changes in perceptions about the various types of products we manufacture and sell, which employ a variety of semiconductor design technologies and include both proprietary or limited-source products and industry-standard or multiple-source products.

        We are dependent on key personnel.    Our performance is substantially dependent on the performance of our executive officers and key employees. The loss of the services of any our executive officers, technical personnel or other key employees could harm our business. If we are unable to identify, hire, train and retain highly qualified technical and managerial personnel, our business could be harmed.

        We may have difficulty integrating acquired companies.    We acquired Newave Semiconductor Corp. in fiscal 2002 and Solidum Systems in fiscal 2003, and we may pursue other acquisitions in the future. Failure to successfully integrate acquired companies into our business could adversely affect our results of operations. Integration risks and issues may include, but are not limited to, personnel retention and assimilation, management distraction, technology development, and unexpected costs and liabilities, including goodwill impairment charges.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our interest rate risk relates primarily to our investment portfolio, which consisted of $145.4 million in cash and cash equivalents and $441.7 million in short-term investments as of September 29, 2002. By policy, we limit our exposure to longer-term investments, and a substantial majority of our investment portfolio at the end of the second quarter of fiscal 2003 and the end of fiscal 2002 had maturities of less than two years. As a result of the relatively short duration of our portfolio, a hypothetical 10% move in interest rates would have an insignificant effect on our financial position, results of operations or cash flows. We do not currently use derivative financial instruments in our investment portfolio. By policy, we mitigate the credit risk to our investment portfolio through diversification and for, debt securities, adherence to high credit-rating standards.

        We have minimal interest rate risk with respect to debt; our balance sheet at September 29, 2002 includes $11.8 million in debt.

        We are exposed to currency exchange rate risk as a result of international sales, assets and liabilities of foreign subsidiaries, and capital purchases denominated in foreign currencies. We use derivative financial instruments (primarily forward contracts) to help manage our foreign currency exchange exposures. We do not enter in derivatives for trading purposes. We performed a sensitivity analysis for both fiscal 2002 and the first six months of fiscal 2003 and determined that a 10% change in the value of the U.S. dollar would have an insignificant near-term impact on our financial position, results of operations or cash flows.

ITEM 4.    CONTROLS AND PROCEDURES

        Our management, including the chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) within 90 days prior to the filing date of this quarterly report. Based on that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in our internal controls, or in other factors that could significantly affect internal controls, subsequent to the date of their last evaluation.

PART II    OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On August 30, 2002, we held our 2002 Annual Meeting of Stockholders. On the record date, 103,322,409 shares of our Common Stock were outstanding and entitled to be voted. Tabulated proxies at the meeting represented 91,350,582 shares, or 90% of the total eligible. Voting results are summarized below:

        Proposal I: To elect two Class III directors for a term to expire at the 2005 Annual Meeting of the Stockholders;

Name	Votes For	Withheld
Kenneth Kannappan	90,440,623	909,959
John Schofield	91,014,999	335,583

        Proposal II: To approve an amendment to the Company's 1984 Employee Stock Purchase Plan to increase the number of shares reserved for issuance thereunder from 8,500,000 to 9,100,000.

Votes For	Against	Abstained
88,290,445	2,978,898	81,239

        Proposal III: To ratify the selection of PricewaterhouseCoopers LLP as IDT's independent accountants for the fiscal year ended March 30, 2003.

Votes For	Against	Abstained
87,667,854	3,651,626	31,102

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  The following exhibits are filed herewith:

        None.

  (b)
  Reports on Form 8-K:

        On August 14, 2002, Integrated Device Technology, Inc. filed a Report on Form 8-K, reporting an event under Item 9.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRATED DEVICE TECHNOLOGY, INC.
Date: November 7, 2002	/s/ JERRY G. TAYLOR Jerry G. Taylor Chief Executive Officer (duly authorized officer)
Date: November 7, 2002	/s/ ALAN F. KROCK Alan F. Krock Vice President, Chief Financial Officer (principal accounting officer)

CERTIFICATION

        I, Jerry G. Taylor, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of Integrated Device Technology, Inc. (the "registrant");

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (Evaluation Date); and

          c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 7, 2002
/s/ JERRY G. TAYLOR Jerry G. Taylor Chief Executive Officer

CERTIFICATION

        I, Alan F. Krock, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of Integrated Device Technology, Inc. (the "registrant");

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (Evaluation Date); and

          c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 7, 2002
/s/ ALAN F. KROCK Alan F. Krock Chief Financial Officer

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
  ITEM 4. CONTROLS AND PROCEDURES
  PART II OTHER INFORMATION
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATION
CERTIFICATION