Form 10-Q
period 2002-12-29
INTEGRATED DEVICE TECHNOLOGY INC
filed 2003-02-11
CIK 703361

QuickLinks -- Click here to rapidly navigate through this document

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 29, 2002
OR
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        The number of outstanding shares of the registrant's Common Stock, $.001 par value, as of January 24, 2003, was approximately 103,585,000.

PART I FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three months ended		Nine months ended
	Dec. 29, 2002	Dec. 30, 2001	Dec. 29, 2002	Dec. 30, 2001
Revenues	$79,010	$80,171	$263,074	$293,196
Cost of revenues	59,826	53,555	165,800	185,678
Restructuring, asset impairment and other	1,010	18,571	1,285	20,872

Gross profit	18,174	8,045	95,989	86,646

Operating expenses:
Research and development	30,126	31,542	89,751	97,184
Selling, general and administrative	21,827	20,176	62,115	65,280
Acquired in-process research and development	2,670	—	2,670	16,000
Amortization of intangibles	161	1,681	473	5,043

Total operating expenses	54,784	53,399	155,009	183,507

Operating loss	(36,610)	(45,354)	(59,020)	(96,861)
Gain (loss) on equity investments, net	—	36,160	(6,557)	36,160
Interest expense	(143)	(153)	(403)	(1,035)
Interest income and other, net	4,006	7,136	15,160	32,285

Loss before income taxes	(32,747)	(2,211)	(50,820)	(29,451)
Benefit for income taxes	(6,424)	(2,425)	(12,025)	(3,239)

Net income (loss)	$(26,323)	$214	$(38,795)	$(26,212)

Basic net income (loss) per share	$(0.25)	$0.00	$(0.37)	$(0.25)
Diluted net income (loss) per share	$(0.25)	$0.00	$(0.37)	$(0.25)
Weighted average shares:
Basic	103,271	104,111	103,531	104,630
Diluted	103,271	107,680	103,531	104,630

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED; IN THOUSANDS)

	Dec. 29, 2002	Mar. 31, 2002
Assets
Current assets:
Cash and cash equivalents	$169,299	$256,172
Short-term investments	401,880	418,228
Accounts receivable, net	38,786	40,067
Inventories, net	56,641	78,247
Deferred tax assets	72,492	74,874
Prepayments and other current assets	32,801	19,787

Total current assets	771,899	887,375
Property, plant and equipment, net	239,426	221,499
Goodwill and other intangibles, net	61,836	57,281
Other assets	39,431	59,664

Total assets	$1,112,592	$1,225,819

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$17,334	$18,342
Accrued compensation and related expenses	14,214	14,068
Deferred income on shipments to distributors	20,096	36,443
Income taxes payable	10,390	21,863
Other accrued liabilities	21,143	29,173

Total current liabilities	83,177	119,889
Long-term obligations	36,136	51,221

Total liabilities	119,313	171,110
Stockholders' equity:
Common stock and additional paid-in capital	804,709	794,068
Deferred stock compensation	(3,203)	(5,043)
Treasury stock	(180,751)	(140,308)
Retained earnings	369,864	408,659
Accumulated other comprehensive income (loss)	2,660	(2,667)

Total stockholders' equity	993,279	1,054,709

Total liabilities and stockholders' equity	$1,112,592	$1,225,819

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED; IN THOUSANDS)

	Nine months ended
	Dec. 29, 2002	Dec. 30, 2001
Operating activities
Net loss	$(38,795)	$(26,212)
Adjustments:
Asset impairment	—	17,433
Depreciation and amortization	58,685	67,374
Amortization of intangible assets	2,954	7,401
Acquired in-process research and development	2,670	16,000
Merger-related stock compensation	1,752	3,201
Loss (gain) on equity investments, net	6,557	(36,160)
Loss (gain) on sale of property, plant and equipment	29	(4,610)
Changes in assets and liabilities:
Accounts receivable	1,290	64,138
Inventories	21,606	(1,266)
Prepayments and other assets	(7,833)	1,099
Accounts payable	(1,585)	(24,342)
Accrued compensation and related expenses	(328)	(37,834)
Deferred income on shipments to distributors	(16,347)	(52,975)
Income taxes payable	(11,473)	(8,402)
Other accrued liabilities	(8,813)	(8,014)

Net cash provided by (used for) operating activities	10,369	(23,169)

Investing activities
Purchases of property, plant and equipment	(25,508)	(40,088)
Purchase of assets under synthetic lease	(64,369)	—
Proceeds from sales of property, plant and equipment	671	9,030
Acquisition, net of acquired cash	(10,393)	(74,249)
Purchases of marketable securities	(531,858)	(516,955)
Proceeds from sales and maturities of marketable securities	598,756	525,927
Purchases of other investments	(30,000)	—

Net cash used for investing activities	(62,701)	(96,335)

Financing activities
Issuance of common stock, net	10,729	18,059
Repurchases of common stock	(40,443)	(58,261)
Payments on capital leases and other debt	(4,827)	(14,503)

Net cash used for financing activities	(34,541)	(54,705)

Net decrease in cash and cash equivalents	(86,873)	(174,209)
Cash and cash equivalents at beginning of period	256,172	397,709

Cash and cash equivalents at end of period	$169,299	$223,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1
Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements of Integrated Device Technology, Inc. (IDT or the Company) contain all normal adjustments which are, in the opinion of management, necessary to present fairly the interim financial information included therein.

        These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended March 31, 2002. The results of operations for the three- and nine-month periods ended December 29, 2002 are not necessarily indicative of the results to be expected for the full year. Certain prior-period amounts have been reclassified to conform to the current condensed consolidated financial statement presentation.

Note 2
Net Income (Loss) Per Share

        Loss per share has been computed using weighted-average common shares outstanding in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." Diluted net income per share for the three-month period ended December 30, 2001 includes incremental shares related to stock options of 3,569 (thousand). Net loss per share for all other periods presented is based only on weighted-average common shares outstanding, as the inclusion of common stock equivalents would have been antidilutive. Options to purchase approximately 9.7 million shares and 16.4 million shares were outstanding at December 29, 2002 and December 30, 2001, respectively. During the third quarter of fiscal 2003, approximately 10.1 million options were cancelled in connection with the Company's voluntary stock option exchange program (see Note 15).

Note 3
Recent Accounting Pronouncements

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

        In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The liability recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has provided disclosures for the nine months ended December 29, 2002 as required by FIN 45 and does not expect adoption of the liability recognition provisions to have a material impact on its financial position or results of operations.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. The Company will adopt the disclosure provisions of SFAS No. 148 in its annual financial statements for fiscal 2003.

Note 4
Cash Equivalents and Investments

        Cash equivalents are highly liquid investments with original maturities of three months or less at the time of purchase. All of the Company's investments are classified as available for sale at December 29, 2002 and March 31, 2002. Available-for-sale investments are classified as short-term investments, as these investments generally consist of highly marketable securities that are intended to be available to meet current cash requirements. Investment securities classified as available-for-sale are reported at market value, and net unrealized gains or losses are recorded in accumulated other comprehensive income, a separate component of stockholders' equity, until realized. Realized gains and losses on non-equity investments are computed based upon specific identification and are included in interest income and other, net. Management evaluates investments on a regular basis to determine if an other-than-temporary impairment has occurred.

Note 5
Inventories, Net

        Inventories, net of reserves of $81.2 million and $84.3 million at December 29, 2002 and March 31, 2002, respectively, are summarized as follows:

(in thousands)	Dec. 29, 2002	Mar. 31, 2002
Raw materials	$4,047	$4,262
Work-in-process	38,116	62,109
Finished goods	14,478	11,876

Total inventories, net	$56,641	$78,247

Note 6
Business Combinations

        On October 8, 2002, the Company acquired Solidum Systems (Solidum), a privately held provider of classification and content inspection processing solutions. The Company paid approximately $10 million in cash for Solidum, excluding contingent consideration.

        On April 18, 2001, the Company acquired Newave Semiconductor Corp. (Newave), a privately held designer and marketer of integrated circuits for the telecommunications market. The Company paid approximately $73.2 million in cash and issued options to purchase approximately 0.47 million shares of IDT stock in exchange for outstanding employee options to acquire Newave stock.

        Both business combinations were accounted for under the purchase method of accounting. The total purchase prices for Newave and Solidum are summarized below:

(in thousands)	Solidum	Newave
Cash price	$10,000	$73,235
Less: contingent consideration	—	(2,422)
Fair value of options assumed	—	13,214
Deferred stock compensation	—	(10,257)
Direct costs of acquisition	677	1,685

Total purchase price	$10,677	$75,455

        The total purchase price of each acquisition was allocated to the estimated fair value of assets acquired and liabilities assumed based on independent appraisals and management estimates as follows:

(in thousands)	Solidum	Newave
Fair value of tangible net assets acquired	$498	$2,291
In-process research and development	2,670	16,000
Existing technology	3,450	22,000
Other identified intangibles	140	3,150
Deferred taxes	—	(9,985)
Goodwill	3,919	41,999

Total purchase price	$10,677	$75,455

        Deferred Stock Compensation.    The intrinsic value of the options assumed as part of the Newave transaction and not vested as of the closing date was recorded as deferred compensation to be amortized over the respective vesting periods of the options. A total of $0.8 million and $1.0 million of stock-based compensation expense was recorded in the third quarters of fiscal 2003 and 2002, respectively. A total of $1.8 million and $2.7 million of stock-based compensation expense was recorded in the first nine months of fiscal 2003 and 2002, respectively.

        Acquired In-Process Research and Development.    The Company recorded a $2.7 million charge to in-process research and development (IPR&D) in the third quarter of fiscal 2003 in connection with the Solidum combination. The Company recorded a $16.0 million charge to IPR&D related to the Newave acquisition during the first quarter of fiscal 2002. In each case, the amount was determined by identifying research projects which had not yet proven to be technically feasible and did not have alternative future uses. Estimated future expenses were deducted and economic rents charged for the use of other assets. Based on this analysis, a present value calculation of estimated after-tax cash flows attributable to the projects was computed using a discount rate of 30% for both Newave and Solidum. Present values for Newave were adjusted by factors representing the percentage of completion for each project, which ranged from 24% to 85%.

Note 7
Goodwill and Other Intangible Assets

        The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," on April 1, 2002 and, in accordance with the standard, ceased to amortize goodwill as of the beginning of fiscal 2003. Goodwill is reviewed annually for impairment (or more frequently if indicators of impairment arise). The Company completed the transitional goodwill impairment assessment required by SFAS No. 142 as of April 1, 2002 and concluded that goodwill was not impaired as of that date. For purposes of the assessment, the Company identified two reporting units, (1) Communications and High-Performance

Logic and (2) SRAMs. All goodwill was assigned to the Communications and High-Performance Logic reporting unit.

        In connection with the adoption of SFAS No. 142, the balance of the in-place workforce intangible, which had been recorded as part of the Newave acquisition and no longer met the definition of an identifiable intangible asset, was reclassified to goodwill as of April 1, 2002. The amount reclassified was $0.3 million.

        Goodwill and identified intangible assets relate to the Company's acquisitions of Newave Semiconductor Corp. in April 2001 and Solidum Systems in October 2002 (see Note 6). Balances as of December 29, 2002 and March 31, 2002 are summarized as follows:

	Dec. 29, 2002
(in thousands)	Gross assets	Accumulated amortization	Net assets
Goodwill	$40,218	$—	$40,218

Identified intangible assets:
Existing technology	25,450	(5,625)	19,825
Trademark	2,240	(530)	1,710
Non-compete agreement	650	(567)	83

Subtotal, identified intangible assets	28,340	(6,722)	21,618

Total goodwill and identified intangible assets	$68,558	$(6,722)	$61,836

	Mar. 31, 2002
(in thousands)	Gross assets	Accumulated amortization	Net assets
Goodwill	$41,999	$(6,000)	$35,999

Identified intangible assets:
Existing technology	22,000	(3,144)	18,856
Trademark	2,100	(300)	1,800
In-place workforce	400	(100)	300
Non-compete agreement	650	(324)	326

Subtotal, identified intangible assets	25,150	(3,868)	21,282

Total goodwill and identified intangible assets	$67,149	$(9,868)	$57,281

        Amortization expense for goodwill and identified intangibles is summarized below:

	Three months ended		Nine months ended
(in thousands)	Dec. 29, 2002	Dec. 30, 2001	Dec. 29, 2002	Dec. 30, 2001
Goodwill, including in-place workforce	$—	$1,525	$—	$4,575
Existing technology	909	786	2,481	2,358
Other identified intangibles	161	156	473	468

Total	$1,070	$2,467	$2,954	$7,401

        The amounts allocated to existing technology are being amortized over an estimated useful life of seven years. Other identified intangibles are being amortized over estimated useful lives of two to seven years. Estimated future amortization expense is approximately $1.1 million for the fourth quarter of fiscal 2003. For fiscal 2004 through 2008, estimated future amortization expense is approximately $4.0 million per fiscal year.

        A reconciliation of the Company's net loss and net loss per share, as reported, to amounts exclusive of goodwill amortization is as follows:

	Three months ended		Nine months ended
(in thousands)	Dec. 29, 2002	Dec. 30, 2001	Dec. 29, 2002	Dec. 30, 2001
Net income (loss), as reported	$(26,323)	$214	$(38,795)	$(26,212)
Goodwill amortization, including in-place workforce	—	1,525	—	4,575

Adjusted net loss	$(26,323)	$1,739	$(38,795)	$(21,637)

Net income (loss) per share, as reported	$(0.25)	$0.00	$(0.37)	$(0.25)
Goodwill amortization, including in-place workforce	—	0.02	—	0.04

Adjusted net income (loss) per diluted share	$(0.25)	$0.02	$(0.37)	$(0.21)

Note 8
Other Assets

        Included in other assets as of December 29, 2002 is a $30.0 million preferred-stock investment in a privately held technology company. The Company invested in a convertible, interest-bearing financial instrument in the amount of $30.0 million in the first quarter of fiscal 2003. The instrument was converted by the issuer to preferred stock in the third quarter of fiscal 2003.

Note 9
Commitments and Contingencies

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

Note 10
Restructuring and Asset Impairment

        During the first nine months of fiscal 2003, the Company incurred and paid $1.3 million in charges which were specifically identified as restructuring and included as part of cost of revenues. These charges were related to workforce reduction actions taken as a result of continued weakness in the semiconductor industry and consisted of severance and other termination benefits. The Company also incurred $1.1 million in charges for other workforce reductions which were classified as operating expenses.

        During fiscal 2002, the Company recorded approximately $26.0 million in asset impairment and restructuring charges as a result of poor business conditions in the semiconductor industry. Included in these charges were $2.5 million in expenses ($2.3 million as part of cost of revenues) related to restructuring actions, consisting mainly of reductions in force, which were recorded in the first quarter of fiscal 2002.

        Also in fiscal 2002, the Company announced plans to consolidate its wafer manufacturing operations. Production at the Salinas, Calif. manufacturing facility was phased out during the first quarter of fiscal 2003 and transferred to the Company's Hillsboro, Ore. facility. Approximately 230 Salinas-based positions were eliminated during the first nine months of fiscal 2003 and an additional 30 personnel currently engaged in decommissioning and related activities are expected to be terminated during the fourth quarter of fiscal 2003.

        Reserve balances related to these fiscal 2002 actions and charges are summarized in the table below:

(in thousands)	Severance and other termination benefits
Balance, March 31, 2002	$3,867
Cash payments	(3,139)

Balance, December 29, 2002	$728

        Assets held for sale in the amount of $10.0 million, representing the estimated net realizable value of the Salinas manufacturing assets, are included in prepayments and other current assets as of December 29, 2002. The Company plans to reassess the carrying value of these assets on a quarterly basis until they are sold or otherwise disposed of. Because of fluctuating market conditions for older wafer fabrication facilities and equipment, adjustments in future periods may be necessary.

Note 11
Comprehensive Income (Loss)

        The components of comprehensive loss were as follows:

	Three months ended		Nine months ended
(in thousands)	Dec. 29, 2002	Dec. 30, 2001	Dec. 29, 2002	Dec. 30, 2001
Net loss	$(26,323)	$214	$(38,795)	$(26,212)
Currency translation adjustments	462	(721)	1,471	(253)
Change in unrealized gain or loss on derivatives, net of taxes	(63)	45	(22)	38
Net gain (loss) on investments, net of taxes*	762	(8,715)	5,000	1,884

Comprehensive loss	$(25,162)	$(9,177)	$(32,346)	$(24,543)

* Unrealized investment gain	—	23,468	9,000	34,067
* Reclassification adjustment, net	—	(32,183)	(4,000)	(32,183)

        The components of accumulated other comprehensive income (loss) were as follows:

(in thousands)	Dec. 29, 2002	Mar. 31, 2002
Cumulative translation adjustments	$(1,181)	$(2,652)
Unrealized gain (loss) on derivatives	(20)	2
Unrealized gain (loss) on investments	3,861	(17)

Total accumulated other comprehensive income (loss)	$2,660	$(2,667)

Note 12
Derivative Instruments

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

        If the underlying forecasted transactions do not occur, or it becomes probable that they will not occur, the gain or loss on the related cash flow hedge is recognized immediately, in other income. For the first nine months of fiscal 2003 and 2002, the Company did not record any gains or losses related to forecasted transactions that did not occur or became improbable.

        The Company measures the effectiveness of hedges of forecasted transactions on at least a quarterly basis by comparing the fair values of the designated currency forward contracts with the fair values of the forecasted transactions. No ineffectiveness was recognized in earnings during the first nine months of fiscal 2003 or 2002.

        Firm commitments.    The Company uses currency forward contracts to hedge certain foreign currency purchase commitments, primarily in Japanese yen and the euro. These contracts are designated as fair value hedges, and changes in the fair value of the contracts are offset against changes in the fair value of the commitment being hedged, through earnings. Net gains and losses included in earnings during the first nine months of fiscal 2003 and 2002 were not material.

        For firm commitment hedges, the Company excludes the time value of currency forward contracts from effectiveness testing, as permitted under SFAS No. 133. For the first nine months of fiscal 2003 and the first nine months of fiscal 2002, the time value of these contracts was recorded as other income and was not significant.

        Balance sheet.    The Company also utilizes currency forward contracts to hedge currency exchange rate fluctuations related to certain foreign currency assets and liabilities. Gains and losses on these undesignated derivatives offset gains and losses on the assets and liabilities being hedged and the net amount is included in earnings. An immaterial amount of net gains and losses were included in earnings during the first nine months of fiscal 2003 and 2002.

        Equity investments.    The Company's policies allow for the use of derivative financial instruments to hedge the fair values of investments in publicly traded equity securities. As of December 29, 2002, the Company had not entered into this type of hedge.

Note 13
Industry Segments

        The Company operates in two segments: (1) Communications and High-Performance Logic and (2) SRAMs. The Communications and High-Performance Logic segment includes FIFOs and multi-

ports, communications applications-specific standard products (ASSPs) and high-performance logic and clock management devices. The SRAMs segment consists mainly of high-speed SRAMs.

        The tables below provide information about these segments for the three- and nine-month periods ended December 29, 2002 and December 30, 2001:

Revenues by segment

	Three months ended		Nine months ended
(in thousands)	Dec. 29, 2002	Dec. 30, 2001	Dec. 29, 2002	Dec. 30, 2001
Communications and High-Performance Logic	$66,406	$65,767	$224,399	$239,610
SRAMs	12,604	14,404	38,675	53,586

Total consolidated revenues	$79,010	$80,171	$263,074	$293,196

Profit (loss) by segment

	Three months ended		Nine months ended
(in thousands)	Dec. 29, 2002	Dec. 30, 2001	Dec. 29, 2002	Dec. 30, 2001
Communications and High-Performance Logic	$(13,453)	$(3,616)	$(13,307)	$4,047
SRAMs	(16,105)	(18,489)	(30,294)	(51,974)
Restructuring and asset impairment	(1,010)	(18,571)	(1,285)	(20,872)
Amortization of intangible assets	(1,070)	(2,467)	(2,954)	(7,401)
Acquired in-process R&D	(2,670)	—	(2,670)	(16,000)
Other operating expenses	(2,302)	(2,211)	(8,510)	(4,661)
Gain (loss) on equity investments, net	—	—	(6,557)	36,160
Interest income and other, net	4,006	43,296	15,160	32,285
Interest expense	(143)	(153)	(403)	(1,035)

Loss before income taxes	$(32,747)	$(2,211)	$(50,820)	$(29,451)

Note 14
Gain (Loss) on Equity Investments, Net

        During the second quarter of fiscal 2003, the Company recorded a $6.6 million pretax charge ($4.0 million net of tax benefits) related to its investment in PMC-Sierra, Inc. (PMC). The charge represented what the Company considered to be an other than temporary decline in the aggregate market value of the PMC shares in its investment portfolio. As of December 29, 2002, the Company continues to hold approximately 338,000 PMC shares, which are classified as an available-for-sale investment.

        In the third quarter of fiscal 2002, IDT sold 370,000 PMC shares at an average price of $26.21 per share and realized a pretax gain of $0.5 million. During the third quarter of fiscal 2002, the Company sold all of its shares of Monolithic System Technology (MoSys) at an average price of $13.70 and realized a pretax gain of $35.7 million.

Note 15
Voluntary Stock Option Exchange Offer

        During the third quarter of fiscal 2003, the Company completed a voluntary stock option exchange program for its eligible employees. The Company's chief executive officer, president, directors and employees within certain non-U.S. jurisdictions were not eligible to participate in this program. Under the exchange offer program, IDT employees were given the opportunity to voluntarily exchange unexercised vested and unvested stock options previously granted to them that had an exercise price of $11.01 or more.

        The offer to exchange expired on December 6, 2002. Of the approximately 1,900 employees who were eligible to participate in the offer, approximately 1,200 participated. Of the approximately 12.6 million stock options eligible for exchange, approximately 10.1 million options were tendered by participants in the offer and were cancelled by the Company. Under the terms of the offer, the Company expects to grant replacement options to purchase approximately 7.8 million shares of IDT common stock within 30 days following June 9, 2003. The new options will have an exercise price equal to the closing price of the Company's common stock on the date immediately preceding the replacement grant date.

        Certain of the tendered and accepted options had been assumed by the Company in connection with its acquisition of Newave Semiconductor in April 2001. As a result of the exchange offer, the Company was required to accelerate deferred compensation previously recorded in connection with these options. The amount of compensation expense accelerated and recorded in the third quarter of fiscal 2003 was $0.2 million.

Note 16
Guarantees

        The Company maintains a reserve for obligations it incurs under its product warranty program. The standard warranty period offered is one year. Management estimates the fair value of its warranty liability based on actual past warranty claims experience, its policies regarding customer warranty returns and other estimates about the timing and disposition of product returned under the program. Activity for the Company's warranty reserve, which is included as part of "Other accrued liabilities" on the Condensed Consolidated Balance Sheet, for the nine months ended December 29, 2002 is summarized below:

(in thousands)
Balance as of March 31, 2002	$1,483
Accruals for warranties issued	384
Settlements	(58)
Accruals related to pre-existing warranties (including changes in estimates)	(1,297)

Balance as of December 29, 2002	$512

        As of December 29, 2002, the Company's financial guarantees consisted of standby letters of credit outstanding which were related to customs bonds requirements and workers' compensation plans. The maximum amount of potential future payments under these arrangements was $4.2 million.

Note 17
Subsequent Events

        On January 23, 2003, the Company announced that its Board of Directors had authorized an expansion of its stock repurchase program to purchase up to an additional 5 million shares of IDT common stock. Any repurchases under the Company's stock repurchase program may be made from time to time in the open market or through privately negotiated transactions subject to market conditions. The stock repurchase program may be suspended or discontinued at any time.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        All references are to our fiscal quarters ended December 29, 2002 (Q3 2003), September 29, 2002 (Q2 2003) and December 30, 2001 (Q3 2002), unless otherwise indicated. Quarterly financial results may not be indicative of the financial results of future periods.

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

        Forward-looking statements, which are generally identified by words such as "anticipates," "expects," "plans," and similar terms, include statements related to revenues and gross profit, research and development activities, selling, general, and administrative expenses, intangible expenses, interest income and other, taxes, capital spending and financing transactions, as well as statements regarding successful development and market acceptance of new products, industry and overall economic conditions and demand, and capacity utilization.

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

        We believe that the following accounting policies are "critical" as defined by the Securities and Exchange Commission, in that they are both highly important to the portrayal of our financial condition and results, and require us to make difficult judgments and assumptions about matters that are inherently uncertain. We also have other important policies, including those related to revenue recognition and concentration of credit risk, as discussed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

        Income Taxes.    We account for income taxes under an asset and liability approach that requires the expected future tax consequences of temporary differences between book and tax bases of assets and liabilities be recognized as deferred tax assets and liabilities. Generally accepted accounting principles require us to evaluate the realizability of our net deferred tax assets on an ongoing basis. A valuation allowance is recorded to reduce the net deferred tax assets to an amount that is more likely than not to be realized. Accordingly, we consider various tax planning strategies, forecasts of future taxable income and our most recent operating results in assessing the need for a a valuation allowance. In the consideration of the realizability of deferred tax assets, recent losses are given substantially more weight than projections of future profitability.

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

        In connection with our adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," effective April 1, 2002, we completed a transitional goodwill impairment assessment in fiscal 2003 and concluded that no impairment existed as of April 1, 2002. In future periods, we will be required to perform goodwill impairment assessments at least annually. These assessments may include analyses of projected discounted cash flows, using management's estimates of future revenues and expenses over a multi-year horizon.

RESULTS OF OPERATIONS

        Revenues (Q3 2003 compared to Q3 2002).    Our revenues for Q3 2003 were $79.0 million, a decrease of $1.2 million or 1% compared to Q3 2002. In Q3 2003, revenues for our Communications and High Performance Logic segment, which includes FIFOs and multi-ports, communications applications-specific standard products (ASSPs), and high-performance logic and clock management devices, were slightly higher, up 1%, compared to Q3 2002. However, revenues for the SRAMs segment declined by $1.8 million or 13% compared to Q3 2002. For both segments, unit volumes shipped increased, while average selling price per unit (ASP) declined. For products that we sell where multiple sources exist, such as in our SRAMs segment, the ASP decline continued to exceed what has historically occurred under normal industry conditions. ASP erosion is the primary reason for the decline in revenues for the SRAMs segment.

        Revenues (Q3 2003 compared to Q2 2003).    In Q3 2003, our revenues decreased by $13.2 million or 14% compared to Q2 2003. Revenues in the Communications and High Performance Logic segment declined by $13.0 million or 16%, reflecting declines across all product families, and particularly in IP co-processors. Revenues for the SRAMs segment were essentially unchanged from Q2 2003. Overall unit shipments declined for the Communications and High Performance Logic segment, and were essentially flat for the SRAMs segment. Average selling prices declined for the Communications and High Performance Logic products over this period, in part due to the shift in mix of products sold to include fewer IP co-processors. ASPs remained essentially flat for the SRAMs segment due to a change in mix of SRAMs sold, in favor of higher-density, higher-ASP components.

        Revenues (First nine months of fiscal 2003 compared to first nine months of fiscal 2002).    Our revenues for the first nine months of fiscal 2003 were $263.1 million, a decrease of $30.1 million or 10% compared to the same period in fiscal 2002. For both of our product segments, increases in unit volumes shipped were more than offset by declines in ASP. Revenues for our Communications and High Performance Logic segment declined by $15.2 million or 6%, while revenues for our SRAMs segment declined by $14.9 million or 28%.

        After growing sequentially in Q4 2002 and Q1 2003, and stabilizing in Q2 2003, we experienced weaker demand in our end markets in Q3 2003. Global economic conditions, and particularly the business environment and corporate profitability, directly impact demand in our customers' markets. Persistent concerns about weak economic conditions and poor corporate profitability continued to dampen capital spending by both corporate enterprises and communications service providers, to which our customers are sensitive. In response, throughout fiscal 2002 and 2003 our customers have continued

to reduce inventories, to defer placing firm purchase commitments for as long as possible, and to demand that products be delivered on very short lead times, resulting in low levels of backlog. Customers are also increasingly demanding not only price reductions, but that suppliers such as IDT bear the cost and risk of holding inventory. In Q3 2003, for example, our sales under consignment programs (principally to contract manufacturers) increased over four-fold compared with Q2 2003.

        The aforementioned lack of order visibility, together with continuing uncertain conditions in the economies, markets, and customers that we serve, make it difficult to predict future levels of revenue. We currently anticipate that revenues for Q4 2003 will be essentially unchanged from the level achieved in Q3 2003.

        Gross profit (Q3 2003 compared to Q3 2002).    Gross profit increased to $18.2 million in Q3 2003 from $8.0 million in Q3 2002, with a corresponding improvement in gross profit margin to 23.0% in Q3 2003 from 10.0% in Q3 2002.

        Gross margin in Q3 2003 benefitted from lower restructuring and impairment charges, and from our having downsized our manufacturing infrastructure (including ceasing operations at our Salinas wafer fab). These factors were partially offset by lower product ASPs and by higher costs related to inventory reductions and corresponding factory underutilization. In Q3 2003 gross profit was not materially impacted by changes in excess reserves.

        Gross profit (Q3 2003 compared to Q2 2003).    Gross profit declined to $18.2 million in Q3 2003 from $43.0 million in Q2 2003, with a corresponding decline in gross profit margin to 23.0% in Q3 2003 from 46.6% in Q2 2003. The decline results from factors including lower revenues in relation to our fixed-cost base; higher costs related to inventory reductions and manufacturing underutilization; and lower ASPs for products sold.

        Gross profit (first nine months of fiscal 2003 compared to the first nine months of fiscal 2002).    Gross profit increased to $96.0 million in fiscal 2003 from $86.6 million in fiscal 2002, and gross profit margin increased to 36.5% in fiscal 2003 from 29.6% in fiscal 2002. The change in gross margin relates primarily to the same factors that drove gross margin improvement from Q3 2002 to Q3 2003, partially offset by lower levels of revenue during the first nine months of fiscal 2003. Gross profit for the first nine months of fiscal 2003 benefited from the sale of approximately $3 million of inventory previously reserved as excess.

        We currently anticipate that in Q4 2003, gross margin percentage will increase on essentially flat revenues in comparison to Q3 2003, due primarily to lower charges related to inventory and manufacturing underutilization.

        Restructuring charges, asset impairment and other.    In Q1 2003 and Q3 2003, we recorded charges of $0.3 million and $1.0 million, respectively, which were specifically identified as restructuring expenses, as a part of cost of revenues. The charges consisted of severance and related termination benefits related to manufacturing workforce reduction actions taken as a result of continued weakness in the semiconductor industry. We also recorded expenses of $0.2 million and $0.9 million in Q1 2003 and Q3 2003, respectively, related to other workforce reductions. These costs, which likewise consisted of severance and related termination benefits, were classified as operating expenses.

        We also incurred $4.6 million in expenses in connection with separate, earlier restructuring actions related to our worldwide operations in the first nine months of fiscal 2002. These expenses were primarily related to headcount reductions, as approximately 1,150 positions were eliminated. In Q1 2002, we recorded restructuring expenses as part of cost of goods sold ($2.3 million) and operating expenses ($0.2 million). In Q3 2002, we incurred restructuring expenses as part of cost of goods sold ($1.1 million) and operating expenses ($0.9 million).

        During Q3 2002, in light of continuing overcapacity and adverse business conditions in the semiconductor industry, we performed impairment reviews of our manufacturing facilities. We determined that future undiscounted cash flows related to our Salinas wafer fab, would not be sufficient to recover the carrying values of the assets in that facility. We accordingly wrote down the assets to their fair values on the basis of independent appraisals and management estimates, resulting in a Q3 2002 charge of $17.4 million. We continue to evaluate our ability to realize the carrying value of these assets at the end of each quarter until the assets are sold or disposed of, and there can be no assurance that further adjustments will not be necessary in future periods.

        We phased out production at the Salinas wafer fab and completed the transfer of production to our Hillsboro wafer fab in Q1 2003.

        In addition to expenses specifically identified as asset impairment and restructuring charges, we have incurred other Salinas-related expenses, mainly for retention bonuses. These expenses totaled $0.3 million, $0.7 million and $3.8 million in Q3 2003, Q2 2003 and Q1 2003, respectively. We expect to incur additional costs of approximately $1.5 to $2.0 million associated with the closure of this facility, mostly related to future depreciation charges on capitalized product mask tooling related to the transfer of products from Salinas to Hillsboro. We realized the full benefit in gross profit of closing our Salinas wafer fab and consolidating wafer manufacturing in Hillsboro for the first time in Q2 2003. In the near future, after non-recurring costs associated with exiting the Salinas wafer fab, we estimate that silicon production equivalent to Salinas' recent run rates (of approximately 20,000 six-inch wafers per quarter) can be replicated in our Hillsboro site at a cost which is approximately $8 million less per quarter.

        We are required by generally accepted accounting principles to review the carrying value of long-lived assets, including property, plant and equipment and intangible assets, whenever events or changes in circumstances indicate that carrying values may not be recoverable. If we were to determine at any time in the future, as a result of any of these reviews, that assets are impaired, any resulting non-cash charge could have a material adverse affect on our financial position and results of operations.

        Research and development.    For Q3 2003, research and development (R&D) expenses totaled $30.1 million, an increase of $0.7 million and a decrease of $1.4 million compared to Q2 2003 and Q3 2002, respectively.

        The decrease in spending from Q3 2002 is primarily attributable to lower allocations of manufacturing costs to R&D activities (including the cessation of R&D activities at the Salinas wafer fab), lower outside development fees, and lower deferred, stock-based compensation expenses related to our Newave acquisition. These factors were partially offset by higher software maintenance costs, and higher personnel-related and other expenses associated with our acquisition of Solidum (See Note 6 to the Condensed Consolidated Financial Statements).

        While manufacturing costs allocated to R&D activities also decreased from Q2 2003 to Q3 2003, this factor was more than offset by costs related to the Solidum acquisition, and by increased stock-based deferred compensation expenses associated with our Newave acquisition. During Q3 2003, we were required to accelerate a portion of the Newave deferred compensation expense as a result of our voluntary stock option exchange program (see Note 15 to the Condensed Consolidated Financial Statements).

        For the first nine months of fiscal 2003, R&D spending decreased by $7.4 million compared to the same period in fiscal 2002. The primary causes of the decrease were: lower allocations of manufacturing costs to R&D activities; lower product tooling costs; lower outside product development fees and lower stock-based deferred compensation expenses related to our Newave acquisition. These factors were partially offset by costs associated with the Solidum acquisition, as described above.

        We currently expect that R&D costs will remain essentially flat in Q4 2003 compared with Q3 2003.

        Selling, general and administrative.    In Q3 2003, selling, general and administrative (SG&A) expenses were $21.8 million, an increase of $2.0 million and $1.7 million compared to Q2 2003 and Q2 2002, respectively.

        The increase in Q3 2003 from Q3 2002 is due to higher spending on outside legal and financial services, higher trade show expenses, and the benefit in Q3 2002 of lower than expected bad debt expenses. These increases were partially offset by lower outside sales commissions due to lower revenues and a new commission plan implemented in Q1 2003. Savings from reductions in force completed in December 2001, were essentially offset by severance costs related to additional downsizing implemented in October, 2002. Both Q3 2003 and Q3 2002 include severance costs related to reductions in force.

        Increased SG&A spending in Q3 2003 compared with Q2 2003 reflects generally the same factors except that labor costs were sequentially higher due to increased severance costs in connection with additional reductions in force completed in October 2002.

        SG&A expenses declined by $3.2 million in the first nine months of fiscal 2003 compared with the same period in fiscal 2002 The decreases were driven by lower personnel- and revenue-related costs and the effect of controls on discretionary spending implemented across the Company. Labor spending was lower due to multiple reductions in force, offset partially by related severance costs. Outside sales commissions were down due to lower revenues and a new commission plan implemented in Q1 2003. Depreciation and headcount-based and discretionary expenses were also lower. These savings were partially offset by higher spending on outside services and corporate insurance during fiscal 2003, and by bad debt expenses which were lower than expected during the first nine months of fiscal 2002.

        We currently expect that SG&A spending will remain essentially flat in Q4 2003 compared with Q3 2003.

        Acquired in-process research and development.    In connection with our acquisition of Solidum, we recorded a $2.7 million charge for acquired in-process research and development (IPR&D) in Q3 2003. We recorded a $16.0 million charge for IPR&D in Q1 2002 related to our acquisition of Newave. For both transactions, the allocation of the purchase price to IPR&D was determined by identifying technologies that had not attained technological feasibility and that did not have future alternative uses.

        Amortization of intangibles.    During fiscal 2002, goodwill related to the Newave transaction was amortized in accordance with an estimated useful life of seven years using the straight-line method. Goodwill amortization was $4.6 million for the first nine months of fiscal 2002. As a result of our adoption of SFAS No. 142, we ceased to amortize goodwill effective April 1, 2002. Other identified intangibles related to the Newave and Solidum transactions are being amortized over estimated useful lives of two to seven years, also using the straight-line method.

        We are required by generally accepted accounting principles to review the carrying value of goodwill annually for impairment or more frequently if indicators of impairment arise. We plan to carry out this annual review in Q4 2003. If, as a result of such review, management determines that goodwill or other intangible assets are impaired, any resulting non-cash charges could have a material adverse affect on our financial position and results of operations.

        Interest income and other, net.    Changes in interest income and other, net are summarized as follows:

	Q3 2003	Q2 2003	Q3 2002
Interest income	$3,966	$5,062	$7,216
Other income, net	40	169	(80)

Interest income and other, net	$4,006	$5,231	$7,136

        Interest income declined by $1.1 million in Q3 2003 compared to Q2 2003 due to lower invested balances, much of which was related to the buy out of our synthetic lease in Q2 2003 and the conversion of an interest-bearing financial instrument to preferred stock in early Q3 2003 (see Note 8 to the Condensed Consolidated Financial Statements). From Q3 2002 to Q3 2003, interest income declined by $3.3 million, due to lower average interest rates and lower invested balances.

(in thousands)	9 months fiscal 2003	9 months fiscal 2002
Interest income	$14,665	$27,636
Other income, net	495	4,649

Interest income and other, net	$15,160	$32,285

        The $13.0 million decrease in interest income for the first nine months of fiscal 2003 compared to the first nine months of fiscal 2002 is primarily attributable to lower average interest rates and, to a lesser extent, lower invested balances. Other income, net, for the first nine months of fiscal 2002 included a gain related to our exercise of an option to purchase land adjacent to our Hillsboro wafer fab. Immediately following the exercise of the option, we sold most of the underlying property and recognized a pretax gain of $5.1 million in Q2 2002.

        Gain (loss) on equity investments, net.    In Q2 2003, we recorded a $6.6 million other-than-temporary impairment charge related to our investment in PMC-Sierra (PMC). In Q3 2002, we sold a portion of our PMC shares and realized a pretax gain of $0.5 million. During Q3 2002, we sold all of our shares of Monolithic System Technology (MoSys) and realized a pretax gain of $35.7 million.

        Provision for taxes.    Due mainly to the reduction of non-deductible, merger-related costs, the effective tax rate changed from a benefit of 11% for the first nine months of fiscal 2002 to a benefit of 24% for the first nine months of fiscal 2003.

        During Q4 2003, we expect to complete our annual planning cycle and update our assessment of the realizability of our net deferred tax assets. In light of our cumulative operating losses and continued weak business environment, we may conclude that it is necessary to record a full or partial valuation allowance against our net deferred tax assets. If a valuation allowance is required, the potential non-cash charge could be significant. Furthermore, we could also determine that operating losses in the near future should not receive any tax benefits, which could have a material adverse affect on our future operating results.

Liquidity and Capital Resources

        Our cash, cash equivalents and investments were $571.2 million at December 29, 2002, a decrease of $103.2 million compared to March 31, 2002. Long- and short-term debt, excluding operating leases, was $10.8 million as of December 29, 2002.

        Net cash provided by operating activities was $10.4 million for the first nine months of fiscal 2003, compared to a use of $23.2 million for the same period in fiscal 2002. During the first nine months of fiscal 2003, our net loss was more than offset by depreciation and by changes in working capital balances. Inventories, net, were reduced by $21.6 million during fiscal 2003 as we purposely worked down the amount of inventory we are carrying to better align with current business levels. Deferred income on shipments to distributors decreased by $16.3 million over this period, as our distributors also reduced levels of channel inventory.

        Investing activities used $62.7 million in the first nine months of fiscal 2003. Our major investing activities included:

  •
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

  •
  In Q1 2003, we invested $30.0 million in an interest bearing, convertible financial instrument which was subsequently converted into preferred shares of a privately held technology related company. This investment partially offset net proceeds of $66.9 million from sales and maturities of marketable securities during the first nine months of fiscal 2003.

  •
  Our capital expenditures for the first nine months of fiscal 2003, excluding assets acquired by terminating the synthetic lease, totaled $25.5 million.

        We used $96.3 million for investing activities in the first nine months of fiscal 2002, including $74.2 million for the Newave acquisition and $40.1 million in capital expenditures. We currently anticipate capital expenditures of approximately $15 million during the last quarter of fiscal 2003 and approximately $40 million during fiscal 2004, to be financed primarily through cash generated from operations and existing cash and investments.

        We used $34.5 million for financing activities in the first nine months of fiscal 2003, compared to $54.7 million for the same period in fiscal 2002. Significant financing activities in the first nine months of fiscal 2003 and fiscal 2002 included repurchases of common stock ($40.4 million and $58.3 million, respectively).

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

  •
  changes in demand for our products in the markets we serve;

  •
  the cyclical nature of the semiconductor industry and industry-wide wafer processing capacity;

  •
  underutilization of our production capacity, and inability to cover those and other fixed costs;

  •
  timing of new product and process technology announcements and introductions from us or our competitors;

  •
  competitive pricing pressures, particularly in the SRAM market;

  •
  fluctuations in manufacturing yields;

  •
  changes in the mix of products sold;

  •
  availability and costs of raw materials, and of foundry and other manufacturing services;

  •
  political and economic conditions in various geographic areas; and

  •
  costs associated with other events, such as intellectual property disputes, or other litigation.

        In addition, many of these factors also impact the recoverability of the cost of manufacturing, tax, goodwill and other intangibles and other assets. As business conditions change, future writedowns or abandonment of these assets may occur. Further, we may be unable to compete successfully in the future against existing or potential competitors, and our operating results could be adversely impacted by increased competition. Our operating results are also impacted by changes in overall economic conditions, both domestically and abroad. Should economic conditions deteriorate, domestically or overseas, our sales and business results could be adversely affected.

        The cyclicality of the semiconductor industry exacerbates the volatility of our operating results.    The semiconductor industry is highly cyclical. Market conditions characterized by excess supply relative to demand and resultant pricing declines have occurred in the past and may occur in the future. Such pricing declines adversely affect our operating results and force us and our competitors to modify capacity expansion programs. As an example, in prior years, a significant increase in manufacturing capacity allocated to industry standard SRAM components caused significant downward trends in pricing, which adversely affected our gross margins and operating results. We are unable to accurately estimate the amount of worldwide production capacity dedicated to or planned for the industry-standard products, such as SRAM, that we produce. Our operating results can be adversely affected by such factors in the semiconductor industry as: a shift in industry capacity toward products competitive with our products; reduced demand, increased industry-wide production capacity, or other factors that may result in material declines in product pricing; and inability to cover our relatively fixed manufacturing and other costs during periods of cyclically weak demand.

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

        We are dependent on a concentrated group of customers for a significant part of our revenues.    Many of our end-customer OEMs have outsourced their manufacturing to a concentrated group of global contract equipment manufacturers (CEMs) who then buy product directly from us on behalf of the OEM. In addition, we utilize a relatively small number of global and regional distributors around the world, who also buy product directly from us on behalf of their customers. As a result, a majority of our sales are to a relatively small, concentrated group of CEMs and distributors. As of December 29, 2002, two global CEMs each represented more than 10% of our accounts receivable and one distributor accounted for more than 10% of accounts receivable. We also estimate that when all channels of distribution are considered Cisco Systems, Inc. represented approximately 20-25% of our total revenues during the first nine months of fiscal 2003. Any deterioration in the financial condition of our largest CEM customers, distributors, or largest OEM end-customers could result in a materially adverse affect on our financial condition and operating results.

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

        We are dependent upon electric power generated by public utilities where we operate our manufacturing facilities and we have periodically experienced electrical power interruptions.. We maintain limited backup generating capability, but the amount of electric power that we can generate on our own is insufficient to fully operate these facilities and prolonged power interruptions, particularly at our manufacturing locations, could have a significant adverse impact on our business.

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

        Our results are dependent on the success of new products.    New products and process technology associated with the Hillsboro wafer fabrication facility will continue to require significant R&D expenditures. If we are unable to develop new products in a timely manner, and to sell them at gross margins comparable to or better than our current products, our future results of operations could be adversely impacted.

        We are dependent on a limited number of suppliers.    Our manufacturing operations depend upon obtaining adequate raw materials on a timely basis. The number of vendors of certain raw materials, such as silicon wafers, ultra-pure metals and certain chemicals and gases, is very limited. In addition, certain packages used by us require long lead times and are available from only a few suppliers. From time to time, vendors have extended lead times or limited supply to us due to capacity constraints. Our results of operations would be materially adversely affected if we were unable to obtain adequate supplies of raw materials in a timely manner or if there were significant increases in the costs of raw materials.

        Intellectual property claims could adversely affect our business and operations.    The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights, which have resulted in significant and often protracted and expensive litigation. In recent years, there has been a growing trend by companies to resort to litigation to protect their semiconductor technology from unauthorized use by others. We have been involved in patent litigation in the past, which adversely affected our operating results. Although we have obtained patent licenses from certain semiconductor manufacturers, we do not have licenses from a number of semiconductor manufacturers that have broad patent portfolios. Claims alleging infringement of intellectual property rights have been asserted against us and could be asserted against us in the future. These claims could result in our having to discontinue the use of certain processes; cease the manufacture, use and sale of infringing products; incur significant litigation costs and damages; and develop non-infringing technology. We might not be able to obtain such licenses on acceptable terms or to develop non-infringing technology. Further, the failure to renew or renegotiate existing licenses on favorable terms, or the inability to obtain a key license, could materially adversely affect our business.

        International operations add increased volatility to our operating results.    A substantial percentage of our revenues are derived from international sales, as summarized below:

Percentage of total revenues	First nine months of fiscal 2003	Twelve months of fiscal 2002	Twelve months of fiscal 2001
Americas	38%	48%	58%
Asia Pacific	30%	18%	11%
Japan	13%	14%	12%
Europe	19%	20%	19%

Total	100%	100%	100%

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

        Global economic and political factors, including terrorism, could harm our business.    Weak economic conditions and terrorist or military actions could lead to significant business disruptions. If such disruptions result in cancellations of customer orders or a general decrease in corporate spending on information technology, or directly impact our marketing, manufacturing, financial and logistics functions, our results of operations and financial condition could be materially adversely affected.

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

        We are dependent on key personnel.    Our performance is substantially dependent on the performance of our executive officers and key employees. The loss of the services of any our executive officers, technical personnel or other key employees could adversely affect our business. If we are unable to identify, hire, train and retain highly qualified technical and managerial personnel, our business could be harmed.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our interest rate risk relates primarily to our investment portfolio, which consisted of $169.3 million in cash and cash equivalents and $401.9 million in short-term investments as of December 29, 2002. By policy, we limit our exposure to longer-term investments, and a substantial majority of our investment portfolio at the end of the third quarter of fiscal 2003 and the end of fiscal 2002 had maturities of less than two years. As a result of the relatively short duration of our portfolio, a hypothetical 10% move in interest rates would have an insignificant effect on our financial position, results of operations and cash flows. We do not currently use derivative financial instruments in our investment portfolio. By policy, we mitigate the credit risk to our investment portfolio through diversification and for, debt securities, adherence to high credit-quality rating standards.

        We have minimal interest rate risk with respect to debt; our balance sheet at December 29, 2002 included $10.8 million in debt.

        We are exposed to currency exchange rate risk as a result of international sales, assets and liabilities of foreign subsidiaries, and capital purchases denominated in foreign currencies. We use derivative financial instruments (primarily forward contracts) to help manage our foreign currency exchange exposures. We do not enter into derivatives for trading purposes. We performed a sensitivity analysis for both fiscal 2002 and the first nine months of fiscal 2003 and determined that a 10% change in the value of the U.S. dollar would have an insignificant near-term impact on our financial position, results of operations and cash flows.

ITEM 4.    CONTROLS AND PROCEDURES

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

PART II    OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  The following exhibits are filed herewith:

          None.

  (b)
  Reports on Form 8-K:

          On October 3, 2002, Integrated Device Technology, Inc. filed a Report on Form 8-K, reporting an event under Item 5.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRATED DEVICE TECHNOLOGY, INC.
Date: February 7, 2003	/s/ GREGORY S. LANG Gregory S. Lang President and Chief Executive Officer (duly authorized officer)
Date: February 7, 2003	/s/ JERRY FIELDER Jerry Fielder Vice President, Interim Chief Financial Officer (principal accounting officer)

CERTIFICATION

I, Gregory S. Lang, certify that:

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

Date:	February 7, 2003
/s/ GREGORY S. LANG Gregory S. Lang Chief Executive Officer

CERTIFICATION

I, Jerry Fielder, certify that:

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

Date:	February 7, 2003
/s/ JERRY FIELDER Jerry Fielder Interim Chief Financial Officer

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
CERTIFICATION
CERTIFICATION