Form 10-K
period 2003-03-30
INTEGRATED DEVICE TECHNOLOGY INC
filed 2003-06-23
CIK 703361

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Check One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the fiscal year ended March 30, 2003

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
 Common Stock, $.001 par value
Preferred Stock Purchase Rights
(Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was approximately $878,089,000 as of May 23, 2003, based upon the closing sale price of $11.17 per share on the NASDAQ National Market for that date. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were approximately 103,911,500 shares of the Registrant's Common Stock issued and outstanding as of May 23, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, and 13 of Part III incorporate information by reference from the Proxy Statement for the 2003 Annual Meeting of Stockholders.

PART I

        This Annual Report on Form 10-K, including the "Management's Discussion and Analysis of Financial Condition and Results of Operations", contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events and the future results of Integrated Device Technology, Inc. and are based on current expectations, estimates, forecasts, and projections about the industry in which we operate and the beliefs and assumptions of our management. Words such as "expects," "anticipates," "targets," "goals," "projects," "intends," "plans," "believes," "seeks," "estimates," variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward -looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Report under the section entitled "Factors Affecting Future Results" under Part II, Item 7 and elsewhere, and in other reports we file with the Securities and Exchange Commission (SEC), specifically the most recent reports on Form 10-Q, each as it may be amended from time to time.

        We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

ITEM 1. BUSINESS

        We design, develop, manufacture and market a broad range of high-performance semiconductor products. Applications for our products include: data networking and telecommunications equipment, such as routers, hubs, switches, cellular base stations and other devices; storage area networks (SANs); other networked peripherals and servers; and personal computers.

        We market our products on a worldwide basis primarily to OEMs (original equipment manufacturers) through a variety of channels, including a direct sales force, distributors, CEMs (contract electronic manufacturers), and independent sales representatives.

        We seek to differentiate our products from competitors' offerings through advanced architectures and features designed to enhance the performance of our customers' systems, accelerate their product development cycles, and reduce their system costs. We fabricate substantially all of our semiconductor wafers using advanced complementary metal oxide silicon (CMOS) process technology in our own fabrication facility in Oregon. We assemble or package the majority of our products in manufacturing facilities that we own in Malaysia and the Philippines, where we also conduct product test operations.

        In fiscal 2003, we acquired Solidum Systems Corp. (Solidum), a privately held provider of classification and content inspection processing solutions. In fiscal 2002, we acquired Newave Semiconductor Corp. (Newave), a privately held designer and marketer of integrated circuits for the telecommunications markets. In fiscal 2000, we acquired Quality Semiconductor, Inc. (QSI), which had been engaged in the design, development and marketing of high-performance logic, timing, and networking semiconductor products.

        IDT was incorporated in California in 1980 and reincorporated in Delaware in 1987. The terms "the Company," "IDT," "our," "us" and "we" refer to Integrated Device Technology, Inc. and its consolidated subsidiaries.

PRODUCTS AND MARKETS

        We provide a broad portfolio of communications-oriented integrated circuits (ICs), including ICs focused on accelerating intelligent packet processing in next-generation network equipment. IDT serves equipment vendors by applying its advanced hardware, software and memory technologies to create

flexible, highly integrated products that enhance the functionality and processing of network services.    We offer approximately 1,300 devices in over 15,000 product configurations.

        IDT products serve the following market areas:

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

        We operate in two business segments:

  •
  Communications and High-Performance Logic

  •
  SRAMs

        The Communications and High-Performance Logic segment includes network search engines, content inspection engines, integrated communications processors, FIFOs, multi-ports, telecommunications products, clock management products and high-performance logic. The SRAMs segment is comprised of high-speed SRAMs (static random access memories).

        During fiscal 2003, the Communications and High-Performance Logic and SRAMs segments accounted for approximately 85% and 15%, respectively, of total IDT revenues of $343.9 million. These two segments represented 82% and 18%, respectively, of our total revenues of $379.8 million in fiscal 2002.

Communications and High-Performance Logic Segment

        This segment includes network search engines, content inspection engines, integrated communications processors, FIFOs, multi-ports, telecommunications products, clock management products and logic products.

        Network Search Engines (NSEs):    We developed a family of network search engines based on the integration of content addressable memory (CAM) and high-performance logic. The IDT NSEs support network processing units (NPUs) and ASICs to accelerate packet classification and forwarding in core, metro and access networks. The IDT NSE portfolio includes custom versions for Cisco Systems, Inc. (Cisco), as well as a family of pin- and software-compatible devices (32Kx72 through 256Kx72 configurations) with general-purpose interfaces, and a family of network search engines with glue-less interfaces to network processors from the leading NPU vendors, Intel and Applied Micro Circuits (AMCC). In addition to offering the industry's broadest NSE portfolio, IDT delivers a comprehensive suite of hardware and software tools, including development boards, system-level architecture models, bus and power measurement tools, and a suite of application library code, data plane macros and IMS software.

        Content Inspection Engines:    IDT offers a complete family of fully programmable, forward compatible content inspection engines that offload the classification function from system processors. Utilizing the Company's proprietary programmable state machine technology that can be programmed to closely inspect packets for vital information at wire speed, these engines are designed for content inspection, classification and regular expression matching in next-generation network architectures. The IDT content inspection engine portfolio includes devices optimized for Layer-7 content inspection and regular expression matching at OC-12 (PAX.port™ 1200 content inspection engine) and OC-48 (PAX.port 2500 content inspection engine) line rates.

        Integrated Communications Processors:    The IDT Interprise™ family of integrated communications processors, based on the popular MIPS® instruction set architecture (ISA), includes a range of devices optimized for communication market segments such as enterprise and residential gateways, desktop/workgroup switches and wireless access points. The IDT Interprise™ family provides a range of security solutions for the residential, SOHO and SME gateways, through its hardware-enabled, security-acceleration engine, and through partnerships with leading vendors of security-specific software and security co-processors. The IDT portfolio includes the RC32365, RC32355 and RC32351 processors in the Interprise™ Access family and the RC32438, RC32334, RC32333 and RC32332 devices within the Interprise™ PCI family. In addition to the Interprise™ family of integrated communications processors, IDT offers a range of software tools that reduce development time and partners with other industry leaders to provide comprehensive solutions for embedded applications.

        FIFOs:    We develop products and technologies to help designers solve inter-chip communications problems such as rate matching, data buffering, bus matching and data priority managing. We provide an extensive product portfolio with more than 350 synchronous, asynchronous and bi-directional FIFO offerings. Our families of 9-bit, 18-bit, 36-bit and 72-bit-wide FIFOs are used in many networking and telecommunications system designs.

        Multi-ports:    Our multi-port portfolio consists of the most comprehensive suite of products available, including more than 150 types of asynchronous and synchronous dual-ports, FourPorts and bank-switchable dual-ports. Aimed at the communications market, the IDT multi-port products are found in many applications, including switches, routers, hubs, cellular base stations, fiber channel line cards and RAID controllers.

        Telecom Products:    IDT offers a comprehensive portfolio of telecom products for wireline access and edge transport applications, including multi-service aggregators and provisioning platforms, wireless base stations, enterprise routers and media gateways. The IDT telecom family includes products in the access and transport, switching and voice processing areas. These products are designed to support new classes of multi-service equipment and accelerate the convergence of voice and data networks.

        Clock Management Products:    We also supply high-performance clock management solutions targeting datacom and telecom applications. The IDT clock management portfolio addresses communications systems' stringent requirements, including high frequency and low jitter clock synthesis and distribution. IDT offers a broad range of clock management products that focus on providing clock distribution, clock skewing and clock generation for high-performance communications customers. The IDT clock management products consist of programmable skew PLLs, Zero-Delay PLLs, clock generators and clock fanout buffers.

        Logic Products.    IDT develops easy-to-use, high-performance digital logic and bus switch products that solve bus interfacing and high-speed I/O problems. The IDT LVC/ALVC and FCT digital logic families are targeted for high-performance communications and computing systems. These products enhance system performance, lower development risk and improve time to market for designers.

SRAMs Segment

        We develop SRAM products and technologies that align with our communications product portfolio and extend our core competencies. We support both synchronous and traditional asynchronous SRAM and PBSRAM technologies.

Sales Channels

        We use a variety of sales channels, including a direct sales force, distributors, CEMs, and independent sales representatives. A significant percentage of our sales, including sales to Cisco and other large OEM customers, are through CEMs and distributors. One distributor, Avnet, represented 13%, 16% and 14% of our revenues for fiscal 2003, 2002 and 2001, respectively. One CEM, Celestica, represented approximately 15% of our revenues in fiscal 2003. Another CEM, Solectron, represented 11% of our revenues in fiscal 2001. No CEM accounted for 10% or more of our revenues in fiscal 2002.

        We employ a direct sales force that operates out of field sales offices located in the United States and abroad. We also utilize three primary distributors, Avnet, Arrow Electronics and Insight Electronics, for sales in the United States, Europe and Asia Pacific. A significant percentage of our export sales are also made through global and regional distributors and CEMs in Europe, Asia Pacific and Japan.

        During fiscal 2003, 2002 and 2001, sales outside of the Americas represented approximately 63%, 52% and 42%, respectively, of our total revenues.

Customers

        We market and sell our products on a worldwide basis primarily to OEMs in our two business segments. Products in the Communications and High-Performance Logic segment are sold primarily to communications customers. Although products in the SRAMs segment are general purpose in nature, we also supply the majority of our products in this segment to our communications customers. Customers often purchase products from more than one of our product families. No OEM direct customer accounted for 10% or more of our revenues in fiscal 2003, 2002 or 2001. However, when sales through all channels are considered, we estimate that end-customer sales to Cisco represented between 20-25% of our fiscal 2003 revenues.

Manufacturing

        We believe that our internal wafer fabrication capability facilitates the implementation of advanced process technologies, particularly processes that optimize the integration of logic and memory within single silicon chips. We operate a wafer fabrication facility in Hillsboro, Oregon. The 245,000 square foot facility generates the silicon that supports over 90% of our revenues and contains a 70,000 square foot, eight-inch wafer fabrication line.

        We utilize proprietary CMOS silicon process technology permitting sub-micron geometries in our wafer fabrication facilities. The majority of our silicon production occurs using our internally-developed 0.35-, 0.25-, 0.18- and 0.15-micron processes. We continue to develop advanced processes down to geometries as fine as 0.12-micron.

        In fiscal 2002, we announced plans to phase out production at our wafer fabrication facility located in Salinas, California. The decision to consolidate production at our Hillsboro facility was consistent with the continuing evolution of our manufacturing technologies toward more advanced, smaller-geometry technologies, but it was accelerated by poor industry business conditions during fiscal 2002.    We phased out production at the Salinas facility and completed the transfer of production to our Hillsboro plant in the first quarter of fiscal 2003, although product engineering, marketing and support operations continue to be based at the Salinas site.

        We supplement our internal wafer fabrication capacity through relationships with subcontract wafer manufacturers, or foundries. We expect the percentage of our total wafer fabrication requirements provided by external foundries to increase in the future.

        We operate two component assembly and test facilities, a 145,000 square-foot facility in Penang, Malaysia and a 176,000 square-foot facility near Manila, the Philippines. Substantially all of our test operations and a majority of our assembly operations are performed at these two facilities. We also use subcontractors, principally in the Philippines and Korea, to perform certain assembly operations. In addition, we have limited test capabilities in Santa Clara and Salinas.

Backlog

        Our backlog (which we define as all confirmed, unshipped orders) as of March 30, 2003 was approximately $42.7 million, compared to $49.4 million as of March 31, 2002. We offer products with limited or no second sources, as well as industry-standard products. Sales are generally made pursuant to purchase orders, which are frequently revised by customers as their requirements change. We have also entered into master purchase agreements, which do not require minimum purchase quantities, with many of our OEM and CEM customers. We schedule product deliveries on receipt of purchase orders under the related customer agreements. Generally, these purchase orders and customer agreements, especially those for standard products, also allow customers to reschedule delivery dates and cancel purchase orders without significant penalties. In general, orders, especially for industry standard products, are often made with very short lead times and may be canceled, rescheduled, repriced or otherwise revised. In addition, distributor orders are subject to price adjustments both before and after shipment. Finally, orders placed by distributors or by consignment customers may reflect those customers' intent to adjust their inventory levels, rather than providing an indication of near-term revenue opportunities. Approximately 50% of our revenues currently occur through distribution and consignment customers, and, with few exceptions, we recognize revenues not upon shipment to fulfill their orders, but upon their selling through the product to the ultimate end customer. For all these reasons, we do not believe that our order backlog is a reliable indicator of future revenues.

Research and Development

        Our research and development efforts emphasize the development of proprietary and enhanced-performance products, industry standard products and advanced CMOS processes. We believe that a continued high level of investment in research and development is necessary to maintain our competitive position. We operate research and development centers in Santa Clara, California; Hillsboro, Oregon; Atlanta, Georgia; Warren, N.J.; Ottawa, Canada; Shanghai, China and Sydney, Australia. Research and development expenses, as a percentage of revenues, were approximately 38%, 34%, and 13% in fiscal 2003, 2002 and 2001, respectively.

        Our product development activities are focused on the design of integrated circuits that provide new features and enhanced performance primarily for growing communications markets applications. Additionally, we are developing advanced manufacturing process technologies, including 0.12-micron semiconductor fabrication techniques. These process technologies are designed to enable cost and performance advantages and to support higher production volumes of integrated circuits and the continued growth of our communications products.

Competition

        Intensely competitive, the semiconductor industry is characterized by rapid technological advances, cyclical market patterns, price erosion, evolving industry standards, occasional shortages of materials, intellectual property disputes, high capital equipment costs and uncertain availability of and control over manufacturing capacity. Many of our competitors have substantially greater technical, marketing, manufacturing and financial resources than we do. In addition, several foreign competitors receive financial assistance from their governments, which could give them a competitive advantage. We compete in different product areas, to varying degrees, on the basis of technical innovation and product performance, as well as product quality, availability and price. Products in the SRAMs segment can generally be characterized as commodity-type items and tend to be most price sensitive.

        Our competitive strategy is to differentiate our products through high performance, innovative configurations, proprietary features and breadth of offerings. Price competition, introductions of new products by our competitors, delays in our own product introductions or other competitive factors could have a material adverse effect on our business and results of operations in the future.

        Our Communications and High-Performance Logic products compete with similar products offered by such companies as Cypress Semiconductor (Cypress), PMC-Sierra (PMC), Toshiba, NEC, Texas Instruments, Pericom Semiconductor, Infineon Technologies, NetLogic, Legerity, Agere Systems, Zarlink Semiconductor, Exar, Intel, Motorola, Integrated Circuit Systems and Maxim Integrated Products.

        In markets where we compete to sell SRAM products, market supply and pricing strategies of competitors significantly impact the price we receive for our products. Our competitors include U.S.-based companies such as Cypress and Integrated Silicon Solutions. International competitors include Samsung Electronics and various other companies based in Taiwan, Korea and elsewhere in Asia.

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

        In recent years, there has been a growing trend of companies resorting to litigation to protect their semiconductor technology from unauthorized use by others. In the past, we have been involved in patent litigation which adversely affected our operating results. Although we have obtained patent licenses from certain semiconductor manufacturers, we do not have licenses from a number of semiconductor manufacturers with broad patent portfolios. Our success will depend on our ability to obtain necessary intellectual property rights and protect our intellectual property rights. While we have filed patent applications, we cannot be certain that these applications will issue into patents, that we will be able to obtain the necessary intellectual property rights or that other parties will not contest our intellectual property rights.

Environmental Regulation

        Various federal, state and local provisions regulate the use and discharge of certain hazardous materials used in semiconductor manufacturing. Failure to comply with environmental regulations in the future could subject us to substantial liability or cause our manufacturing operations to be interrupted. These regulations could also require us to procure costly equipment or incur significant remediation expenses.

Employees

        As of March 30, 2003, we employed approximately 3,100 people worldwide, including 900 and 800 in Malaysia and the Philippines, respectively. Our future success depends in part on our ability to attract and retain qualified personnel, particularly engineers, who are often in great demand. We have implemented policies enabling our employees to share in our success, including stock option, stock purchase and profit sharing programs, and bonus plans for key contributors. We have never had a work stoppage. None of our employees is currently represented by a collective bargaining agreement, and we consider our employee relations to be good.

Available Information

        We file our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 with the SEC electronically. The public may read or copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov. You may obtain a free copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports on the day of filing with the SEC on our website on the World Wide Web at http://www.idt.com, by contacting the Investor Relations Department at our corporate offices by calling (408) 654-6420 or by sending an e-mail message to ir@idt.com.

ITEM 2. PROPERTIES

        We phased out production at our wafer fabrication facility in Salinas, California in June 2002 and are in the process of disposing of manufacturing assets at that location. We continue to conduct non-manufacturing operations in Salinas.

        We operate a wafer fabrication facility in Hillsboro, Oregon. We own assembly and test plants in Malaysia (145,000 square feet) and the Philippines (176,000 square feet). The Malaysian plant is subject to ground leases and we have an interest in, but do not own all of the Philippines land. For more information on our production facilities, please refer to Item 1, "Manufacturing," in this Report.

        The Hillsboro facility was formerly subject to a synthetic lease. In September 2002, the Company elected to terminate the lease and acquire the leased property, plant and equipment for approximately $64 million. The purchase price was funded primarily by the $50.6 million lease deposit. The Company no longer has any property, plant or equipment subject to synthetic leases.

        Our corporate headquarters, and various administrative, engineering and support functions are located in Santa Clara, California. We lease and occupy approximately 250,000 square feet of space at our Santa Clara campus. We also lease various facilities throughout the world for research and development and sales and marketing functions, including design centers in Australia, Canada, China, Georgia, and New Jersey.

ITEM 3. LEGAL PROCEEDINGS

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

        Our executive officers, and their respective ages as of May 23, 2003, are as follows:

Name	Age	Position
Gregory S. Lang	40	President and Chief Executive Officer
Phil Bourekas	39	Vice President, Internetworking Products Division
Thomas Brenner	40	Vice President, Worldwide Marketing
Bill Franciscovich	43	Vice President, Worldwide Sales
Clyde R. Hosein	43	Vice President, Chief Financial Officer
Mike Hunter	51	Vice President, Worldwide Manufacturing
Jimmy J.M. Lee	50	Vice President, Logic, FIFO and Telecommunications Products
Chuen-Der Lien	47	Vice President, Chief Technical Officer, Circuit and Process Design
Michael Miller	46	Vice President, Chief Technology Officer, Systems Technology
Scott Sarnikowski	41	Vice President and General Manager, IP Co-Processors
Christopher P. Schott	52	Vice President, IP Co-Processors, SRAM and Multi-Port Product Divisions

        Mr. Lang joined the Company as President in October 2001 and became Chief Executive Officer in January 2003. From September 1996 to October 2001, Mr. Lang was vice president and general manager of the Platform Networking Group at Intel Corporation. Mr. Lang previously held various other management positions during his 15-year tenure at Intel.

        Mr. Bourekas has been with the Company in 1988. Mr. Bourekas was appointed to his current position in February 2000. Mr. Bourekas was the Vice President of Strategic Marketing from August 1999 until February 2000. Prior to August 1999, Mr. Bourekas held various engineering, strategic marketing and management positions at IDT.

        Mr. Brenner joined IDT in October 2002 as Vice President of Worldwide Marketing. Prior to joining IDT, Mr. Brenner spent five years at LSI Logic and was the vice president and general manager of the networking ASIC division before joining IDT.

        Mr. Franciscovich joined IDT in 1986 and has held various management, sales and marketing positions with the Company. He was appointed to his current position in August 1999. His previous positions at IDT included Vice President, SRAM Products, from August 1998 to July 1999, and Director of Sales and Marketing, CEM Division, from April 1998 to August 1998.

        Mr. Hosein joined IDT in March 2003 as Vice President and Chief Financial Officer. From 2001 to 2003, Mr. Hosein was the senior vice president, finance & administration and chief financial officer for Advanced Interconnect Technologies. From 1997 to 2001, Mr. Hosein held various management positions at Candescent Technologies Corporation. Prior to Candescent, Mr. Hosein held various management positions during his 14-year career at IBM.

        Mr. Hunter has been with IDT since 1996 and was appointed Vice President, Worldwide Manufacturing in February 1998. Prior to joining IDT, Mr. Hunter held management positions at Chartered Semiconductor Manufacturing Ltd., Fujitsu Personal Systems, Fairchild Semiconductor and Texas Instruments Incorporated.

        Mr. Lee joined IDT in 1984. He was appointed to his current position in August 1999. His previous positions at IDT have included Vice President of the FIFO Products Division from 1996 to 1999. Prior to joining IDT, Mr. Lee held a management position at Intel Corp.

        Dr. Lien joined IDT in 1987 and was appointed to his current position in 1996. Prior to joining the Company, he held engineering positions at Digital Equipment Corporation and AMD.

        Mr. Miller has been with the Company since 1985 and was appointed to his current position in August 2002. His previous positions at IDT were engineering management positions in the areas of software, applications and product definition.

        Mr. Sarnikowski joined IDT in March 2003 as Vice President and Co-General Manager of the IP Co-Processor Division. Prior to joining IDT, Mr. Sarnikowski was the vice president of marketing for Raza Foundries, Inc. from August 2000 to June 2002. Mr. Sarnikowski also held the position of vice president of marketing for Internet Dynamics, Inc. (purchased by RedCreek Networks) during 2000. From 1997 to 2000, Mr. Sarnikowski held various management positions with ADC Telecommunications.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

        Our Common Stock is traded on the NASDAQ National Market under the symbol IDTI. The following table shows the high and low closing sales prices for our Common Stock as reported by the NASDAQ National Market for the fiscal periods indicated:

	High	Low
Fiscal 2003
First Quarter	$34.53	$17.10
Second Quarter	17.25	10.11
Third Quarter	12.77	6.90
Fourth Quarter	8.95	7.22
Fiscal 2002
First Quarter	$50.24	$24.05
Second Quarter	39.85	18.63
Third Quarter	33.79	17.80
Fourth Quarter	35.99	25.09

        As of May 23, 2003, there were approximately 890 record holders of our Common Stock. We have never paid cash dividends on our Common Stock. We currently plan to retain any future earnings for use in our business and do not anticipate paying cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

        The data set forth below are qualified in their entirety by reference to, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes thereto included in this Annual Report on Form 10-K.

Statements of Operations Data

	Fiscal Year Ended
(in thousands, except per share data)	March 30, 2003(1)	March 31, 2002(2)	April 1, 2001	April 2, 2000	March 28, 1999(3)
Revenues	$343,878	$379,817	$991,789	$701,722	$601,017
Restructuring, asset impairment and other	115,370	24,742	—	(4,726)	204,244
Research and development expenses	129,108	129,146	128,749	108,009	143,355
Gains (losses) on equity investments, net	(6,557)	36,160	86,994	11,335	—
Net income (loss)	(277,896)	(46,192)	415,203	130,611	(298,939)
Basic net income (loss) per share	(2.68)	(0.44)	3.99	1.44	(3.42)
Diluted net income (loss) per share	(2.68)	(0.44)	3.76	1.32	(3.42)
Shares used in computing net income (loss) per share:
Basic	103,520	104,560	104,042	90,918	87,397
Diluted	103,520	104,560	110,287	99,002	87,397

Balance Sheets and Other Data

(in thousands, except employee data)	March 30, 2003	March 31, 2002	April 1, 2001	April 2, 2000	March 28, 1999
Cash, cash equivalents and investments	$552,722	$668,904	$821,092	$422,045	$201,114
Total assets	881,312	1,225,819	1,460,912	1,162,182	741,847
Convertible subordinated notes, net of issuance costs	—	—	—	179,550	184,354
Other long-term obligations	23,775	51,221	66,529	92,172	78,022
Stockholders' equity	758,692	1,054,709	1,139,897	681,151	299,326
Number of employees	3,090	3,690	4,970	4,780	4,805

(1)
Includes restructuring and asset impairment charges of $127.2 million of which $115.4 million, $9.4 million and $2.4 million were classified as cost of revenues, R&D and SG&A respectively. The Company also recorded a valuation allowance against 100% of its net deferred tax assets in 2003.

(2)
Includes restructuring and asset impairment charges of $26.0 million of which $24.7 million, $.6 million and $.7 million were classified as cost of revenues, R&D and SG&A respectively.

(3)
Includes restructuring and asset impairment charges of $209.9 million of which $204.2 million, $5.5 million and $.2 million were classified as cost of revenues, R&D and SG&A respectively. The Company also recorded a valuation allowance against 100% of its net deferred tax assets in 1999.

        Certain amounts for the period ended March 28, 1999 have been restated as a result of a pooling-of-interests merger. Certain other amounts have been reclassified to conform to the current presentation. Cash, cash equivalents and investments exclude equity investments.

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

        Forward-looking statements, which are generally identified by words such as "anticipates," "expects," "plans," and similar terms, include statements related to revenues and gross profit, restructuring and asset impairment charges, research and development activities, selling, general, and administrative expenses, intangible expenses, interest income and other, taxes, capital spending and financing transactions, as well as statements regarding successful development and market acceptance of new products, industry and overall economic conditions and demand, and capacity utilization.

Critical Accounting Policies and Estimates

        Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of such statements requires us to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period and the reported amounts of assets and liabilities as of the date of the financial statements. Our estimates are based on historical experience and other assumptions that we consider to be appropriate in the circumstances. However, actual future results may vary from our estimates.

        We believe that the following accounting policies are "critical" as defined by the Securities and Exchange Commission, in that they are both highly important to the portrayal of our financial condition and results, and require difficult management judgments and assumptions about matters that are inherently uncertain. We also have other important policies, including those related to revenue recognition and concentration of credit risk, as discussed in the Notes to the Consolidated Financial Statements, which are included in this Annual Report.

        Income Taxes.    We account for income taxes under an asset and liability approach that requires the expected future tax consequences of temporary differences between book and tax bases of assets and liabilities be recognized as deferred tax assets and liabilities. Generally accepted accounting principles require us to evaluate the realizability of our net deferred tax assets on an ongoing basis. A valuation allowance is recorded to reduce the net deferred tax assets to an amount that will more likely than not be realized. Accordingly, we consider various tax planning strategies, forecasts of future taxable income and our most recent operating results in assessing the need for a valuation allowance. In the consideration of the realizability of net deferred tax assets, recent losses must be given substantially more weight than any projections of future profitability. In the fourth quarter of fiscal 2003, we determined that, under applicable accounting principles, it was more likely than not that we would not realize any value for any of our net deferred tax assets. Accordingly, we established a valuation allowance equal to 100% of the amount of these assets.

        Inventories.    Inventories are recorded at the lower of standard cost (which generally approximates actual cost on a first-in, first-out basis) or market value. Among other reserves, we record reserves for obsolete and excess inventory based on our forecasts of demand over specific future time horizons. Actual market conditions and demand levels in the volatile semiconductor markets that we serve may vary from our forecasts, potentially impacting our inventory reserves and resulting in material effects on our gross margin.

        Valuation of Long-Lived Assets and Goodwill.    We own and operate our own manufacturing facilities, as described in Part I of this Annual Report, and have also acquired businesses in recent years. As a result we have significant property, plant and equipment, goodwill and other intangible assets. We evaluate these items for impairment on an annual basis, or sooner if events or changes in circumstances indicate that carrying values may not be recoverable. Triggering events for impairment reviews may include adverse industry or economic trends, restructuring actions, lowered projections of profitability, or a sustained decline in our market capitalization. Evaluations of possible impairment and, if applicable, adjustments to carrying values, require us to estimate, among other factors, future cash flows, useful lives and fair market values of our reporting units and assets. Actual results may vary from our expectations. We recorded asset impairment charges of $121.4 million and $17.4 million in fiscal 2003 and 2002, respectively.

        In connection with our adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," we completed a transitional goodwill impairment review as of the beginning of fiscal 2003 and an annual impairment review during the fourth quarter of fiscal 2003. Neither review found impairment. Under our accounting policy we plan to perform an annual review in the fourth quarter of each future fiscal year, or more often if indicators of impairment exist. Our annual reviews consider estimates of the fair value of our reporting units, and may include analyses of projected discounted cash flows, using management's estimates of future revenues and expenses over a multi-year horizon. As of March 30, 2003, our assets included $40.2 million in goodwill related to the acquisitions of Newave and Solidum.

Overview

        IDT posted significantly lower operating results in fiscal 2003, in part due to a somewhat weaker business environment than in fiscal 2002, but primarily due to restructuring and asset impairment charges recorded in the fourth quarter. After some signs of stabilizing business opportunities early in the fiscal year, revenue declined measurably in the third quarter of fiscal 2003, and remained just above that new, lower baseline in the fourth quarter of fiscal 2003.

        As the year progressed, it became clear that global capital spending on the communications infrastructure equipment that our customers produce would remain at depressed levels, if not decline further below fiscal 2002 levels. Weak economic conditions persisted across multiple geographies and industries, and concerns about corporate profitability, excess build-out of communications infrastructure in prior periods, and the prospect of war in Iraq all dampened spending in the equipment markets that our customers serve. Recognizing these dynamics, our customers took steps to further reduce their spending on products from suppliers such as IDT, including lowering their inventory levels and pressing for price reductions and other concessions.

        In response to this difficult business environment, we maintained tight controls on hiring, capital purchases and discretionary spending throughout the fiscal year. In the first, third and fourth quarters of fiscal 2003, we implemented reductions-in-force that affected substantially all organizations throughout the Company. We exited fiscal 2003 with total headcount of approximately 3,100, down by about 2,000 employees or 40% from peak employment levels during fiscal 2001. Following the sharp drop in revenue that occurred in the third quarter of fiscal 2003, in the fourth quarter we took additional restructuring and cost reduction measures that included closing our Dallas design center, consolidating our field sales organization, and suspending or reducing certain employee benefit programs, all in addition to the headcount reductions described earlier. We also determined that under applicable accounting rules, manufacturing assets (primarily related to our wafer manufacturing operations in Hillsboro, Oregon and certain intangible assets (related to existing technology from our acquisition of Newave) were impaired. We recorded asset impairment charges of approximately $121.4 million to adjust our carrying values for these assets to be consistent with their estimated fair market values.

        Despite the actions described above, we maintained key research and development programs throughout fiscal 2003. Due primarily to our acquisition of Solidum in the third quarter of fiscal 2003, our personnel resources dedicated to product design and engineering actually increased in fiscal 2003 compared to 2002, while our overall R&D expenses remained essentially flat. We also preserved a strong financial position, and ended fiscal 2003 with little debt and $552.7 million in cash and investments (excluding equity investments).

Results of Operations

        Revenues (fiscal 2003 compared to fiscal 2002).    Our revenues for fiscal 2003 were $343.9 million, a decrease of $35.9 million or 9% compared to the previous year.

        For both of our product segments, increases in unit volumes shipped were more than offset by declines in average unit selling prices, or ASPs. Pricing pressures were greatest where multiple sources of supply exist, such as in our SRAM segment. Revenues for our Communications and High-Performance Logic segment (which includes FIFOs and multiports, communications applications-specific standard products (ASSPs), and high-performance logic and timing products) declined by $18.9 million or 6%. Revenues for our SRAMs segment declined by $17.1 million or 25%.

        The magnitude of the sequential revenue decline in fiscal 2003 was considerably less severe than in fiscal 2002, though the decline occurred versus the already much lower fiscal 2002 revenue base. Late in fiscal 2002 and early in fiscal 2003, there appeared to be some stability in our end markets, as we experienced modest growth. However, after growing sequentially in the fourth quarter of fiscal 2002 and the first quarter of fiscal 2003 and holding flat in the second quarter of fiscal 2003, we experienced another measurable decline in revenue in the third quarter of fiscal 2003.

        Persistent concerns about generally weak economic conditions, poor corporate profitability and more recently conflict in the Middle East, once again dampened capital spending by both corporate enterprises and communications service providers, to which our customers are sensitive. Global economic conditions, and particularly the business environment and corporate profitability, directly impact demand in our customers' markets and change our customers' buying patterns accordingly. Recurring uncertainty in the economic outlook throughout fiscal 2003 caused our customers to maintain or further reduce already low inventory levels, to continue to defer placing firm purchase commitments for as long as possible, and to continue to demand that products be delivered on very short lead times, all resulting in lower levels of our order backlog. Customers are also increasingly demanding not only price reductions, but that suppliers such as IDT bear the cost and risk of holding inventory. During fiscal 2003, for example, our sales under consignment programs (principally to contract manufacturers) increased from an insignificant amount at the beginning of the year to approximately 14% of revenues in the fourth quarter.

        Revenues (recent trends and outlook).    While there are some signs that our revenue levels may have stabilized recently, such as the modest growth that occurred from the third quarter of fiscal 2003 to the fourth quarter of fiscal 2003, our order visibility remains poor. This continuing lack of order visibility, together with ongoing uncertain conditions in the economies, markets, and customers that we serve, make it difficult to predict levels of revenue in future periods.

        Revenues (fiscal 2002 compared to fiscal 2001).    Our revenues for fiscal 2002 were $379.8 million, a decrease of $612.0 million or 62% compared to the record level set the previous year. Revenues for our Communications and High-Performance Logic segment declined by $372.3 million or 54%, while revenues for our SRAMs segment declined by $239.6 million or 78%.

        Units sold declined significantly in both segments, and this was the primary cause of the revenue decline. Company-wide, unit sales volumes dropped by almost 60% from the record shipment levels of fiscal 2001. As global capacity to produce integrated circuits exceeded demand, pricing came under pressure in fiscal 2002, and ASPs also declined. This was particularly true for products we sell where multiple sources exist, such as in our SRAMs segment.

        As noted above, global economic conditions have a direct impact on demand in our customers' markets, and broadly weaker economic conditions affect capital spending trends, to which our customers are sensitive. In the fourth quarter of fiscal 2001, industry-wide demand for our customers' communications equipment began what became one of the steepest declines on record. Weaker global economic conditions and reduced customer demand existed throughout most of fiscal 2002 in all of our sales channels (distributors, contract manufacturers or CEMs, and direct customers or OEMs). Our customers also consistently reacted to changes in their end markets by taking steps to materially reduce their finished goods, work-in-process and component inventories. This industry-wide trend further decreased demand for our products in both our Communications and High-Performance Logic and SRAM segments.

        Gross profit (fiscal 2003 compared to fiscal 2002).    Gross profit for fiscal 2003 was $1.8 million, down from $113.2 million in fiscal 2002. Our gross profit margin percentage declined to 0.5% in fiscal 2003 from 29.8% in fiscal 2002.

        The decline in gross profit in fiscal year 2003 was primarily driven by an increase in restructuring and asset impairment charges to $115.4 million in fiscal 2003 from $24.7 million if fiscal 2002. In fiscal 2003, we recorded an asset impairment charge of $107.9 million to reduce the carrying value of manufacturing assets primarily related to our Hillsboro wafer fabrication operations. For further discussion of this charge, see Restructuring charges, asset impairment, and other, below.

        In addition, gross profit was negatively impacted in fiscal 2003 by lower revenues and poorer utilization of our Hillsboro wafer manufacturing facility, as we purposefully reduced our inventory levels by almost half over the course of the fiscal year. Higher unit sales volumes and a somewhat better mix of products sold were more than offset by lower product average selling prices. The above adverse impacts were only partially offset by cost savings related to the closure of our Salinas wafer fabrication facility (fab); reduced variable spending in Hillsboro related to the lower fab production volumes; and lower personnel-related costs, as a result of reductions in force implemented in both fiscal 2002 and fiscal 2003. Finally, gross profit in fiscal 2003 benefited from the sale of approximately $3 million of inventory previously reserved as excess.

        Gross profit (fiscal 2002 compared to fiscal 2001).    Gross profit for fiscal 2002 was $113.2 million, a decrease of $472.1 million compared to the $585.3 million recorded in fiscal 2001. Our gross profit margin percentage for 2002 was 29.8% compared to 59.0% for fiscal 2001.

        The decline in gross profit in fiscal year 2002 was primarily attributable to substantially lower revenues and the corresponding reduced levels of utilization of fixed manufacturing infrastructure. In comparison to fiscal 2001, gross profit was adversely impacted by the reduced number of units sold, lower ASPs, and increases in excess inventory reserves. In addition, we incurred restructuring and asset impairment charges of $24.7 million in fiscal 2002 vs. none in fiscal 2001 (see Restructuring charges, asset impairment and other, below). These pressures were partially offset by lower variable manufacturing spending, depreciation expenses, and personnel-related costs, which resulted from the lower business volumes and the headcount reductions, facility shutdowns, and other cost reduction measures that the Company implemented in response.

        Restructuring charges, asset impairment and other.    As discussed previously in the Overview section, there were some initial signs of stabilizing revenue opportunities early in fiscal 2003. After three consecutive quarters in which revenues either improved or remained essentially unchanged from the immediately preceding period, revenue declined measurably in the third quarter of fiscal 2003. During the course of the fourth quarter of fiscal 2003, taking this drop off into consideration as well as the persistent weak global and industry economic conditions, we revised our near and medium term revenue expectations downward significantly. We also reviewed corresponding key assumptions in our overall strategic business and manufacturing capacity plans. These material changes in our outlook and plans, which we were first able to quantify in our fiscal fourth quarter budgeting process, again triggered an impairment review of our long-lived assets. Our review indicated that estimated future undiscounted cash flows would not be sufficient to recover the carrying values of certain assets. As a result, we recorded a charge of $107.9 million to write down these assets, primarily those related to our wafer fabrication operations, to their estimated fair values based mostly on independent appraisals and, to a lesser extent, certain management estimates. Of the $107.9 million charge, $99.6 million was recorded as cost of sales and the remainder as research and development.

        During the same review, we also determined in the fourth quarter of fiscal 2003 that certain intangible assets related to our acquisition of Newave, specifically existing technology, had also become impaired, and we recorded a $13.5 million charge to cost of sales to adjust the existing technology asset to its estimated fair market value.

        In fiscal 2003, we also took actions, including reductions in force and the closure of certain design and sales facilities, to better align our business model with current industry conditions and our revised revenue expectations. During fiscal 2003, we recorded restructuring charges of $5.8 million, which consisted primarily of severance and related termination benefits related to reductions in force. The charges were incurred in the first, third and fourth quarters of fiscal 2003 and were recorded as cost of revenues ($2.3 million) and operating expenses ($3.5 million).

        Fiscal 2002 was also a year of cyclically poor business conditions and overcapacity in the semiconductor industry. We recorded $17.4 million in asset impairment and 8.6 million in restructuring charges in fiscal 2002, of which $24.7 million was recorded as cost of goods sold and the remainder as operating expenses.

        In the third quarter of fiscal 2002, we performed impairment reviews of our manufacturing facilities. We determined that future undiscounted cash flows related to our Salinas wafer fab, would not be sufficient to recover the carrying values of the assets in that facility. We accordingly wrote down the assets to their fair values on the basis of independent appraisals and management estimates, resulting in a charge of $17.4 million. We are continuing to evaluate our ability to realize the carrying value of these held for sale assets at the end of each period until the assets are sold or disposed of, and there can be no assurance that further adjustments will not be necessary in the future.

        In addition to expenses specifically identified as asset impairment and restructuring charges, we incurred other Salinas-related closure expenses in fiscal 2002 and 2003, mainly for retention bonuses. These expenses totaled $5.0 million in fiscal 2003 ($3.2 million in 2002), and we expect future expenses to be insignificant. We phased out production at the Salinas wafer fab and completed the transfer of production to our Hillsboro wafer fab in the first quarter of fiscal 2003, and we first realized the full benefit in gross profit of this consolidation in the second quarter of fiscal 2003.

        In fiscal 2002, we recorded $4.6 million in expenses related to restructuring actions, consisting mainly of worldwide reductions in force in our manufacturing and administrative organizations. Such expenses were recorded as cost of goods sold ($3.5 million) and operating expenses ($1.1 million).

        Research and development.    R&D spending of $129.1 million, $129.1 million, and $128.7 million, for fiscal years 2003, 2002 and 2001, respectively, was essentially flat over this three-year period.

        During fiscal 2003, lower allocations of manufacturing costs to R&D activities, lower product tooling costs, lower outside product development fees, and lower stock-based deferred compensation expenses related to our Newave acquisition were offset by a charge of $8.3 million for the impairment of R&D assets related to our Hillsboro fabrication facility and increased design engineering costs associated with our acquisition of Solidum.

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

        In fiscal 2004, our new product development efforts are expected to continue to focus in such areas as: FIFOs and multi-ported communications products; networking and switching products such as our network search engines (incorporating content-addressable-memory or CAM technology) and content inspection engines; timing and clock products; integrated communications processors; and advanced telecommunications products. We are also continuing to develop manufacturing process technologies designed to increase efficiency or enable product performance advantages.

        As a result of the cost reduction measures, restructuring actions, and asset impairment charges previously described, and planned lower allocations of manufacturing costs to R&D, we expect that R&D spending in fiscal 2004 will decrease significantly in comparison to fiscal 2003.

        Selling, general and administrative.    SG&A expenses declined by $1.5 million in fiscal 2003 to $82.5 million. In fiscal 2002, SG&A spending had declined by $40.2 million from the prior year, to $84.0 million.

        The decrease in SG&A spending in fiscal 2003 was driven by lower personnel- and revenue-related costs. Labor spending was lower due to multiple reductions in force, offset partially by related severance costs. Outside sales commissions were down due to lower revenues and a new commission plan implemented early in the year. Depreciation, discretionary expenses, and other headcount-based costs were also lower. These savings were partially offset by higher spending on outside services and corporate insurance during fiscal 2003, and by bad debt expenses which were lower than expected in fiscal 2002.

        The 32% decrease in SG&A expenses from fiscal 2001 to fiscal 2002 relates primarily to reduced personnel-related costs, lower revenue-dependent expenses, and controls implemented over discretionary spending. Personnel-related costs declined due to headcount reductions implemented throughout the year and the absence of profit-dependent personnel expenses such as management bonuses and employee profit sharing expenses. Other revenue dependent expenses such as sales incentives and outside sales commissions were also lower. We also reduced other discretionary operating expenses such as recruiting, advertising, travel and other outside services, in response to the weak business environment.

        Due primarily to the cost reduction and restructuring measures implemented in fiscal 2003, we expect that the absolute dollar level of SG&A spending in fiscal 2004 will decline compared with fiscal 2003.

        Acquired in-process research and development.    In connection with our acquisition of Solidum, we recorded a $2.7 million charge for acquired in-process research and development (IPR&D) in fiscal 2003. We recorded a $16.0 million charge for IPR&D in fiscal 2002 related to our acquisition of Newave. For both transactions, the allocation of the purchase price to IPR&D was determined by identifying technologies that had not attained technological feasibility and that did not have future alternative uses.

        Amortization of intangibles.    During fiscal 2002, goodwill related to the Newave transaction was amortized to expenses in accordance with an estimated useful life of seven years using the straight-line method. As a result of our adoption of SFAS No. 142, amortization of certain intangibles, primarily goodwill, ceased as of the beginning of fiscal 2003. This is the main reason why amortization of intangibles decreased by $6.1 million in fiscal 2003 compared to fiscal 2002.

        Other identified intangibles related to the Newave and Solidum acquisitions are being amortized over estimated useful lives of two to seven years, also using the straight-line method.

        Gains and losses on equity investments, net.    During the fiscal 2001-2003 period, as described in Note 14 to the Consolidated Financial Statements, we recorded various gains and losses in connection with our equity investment holdings in Quantum Effect Devices, Inc. (QED), PMC and Monolithic System Technology (MoSys). These gains and losses are summarized as follows:

(in thousands)	Fiscal 2003	Fiscal 2002	Fiscal 2001
Gain on exchange of QED shares	$—	$—	$240,870
Realized gains on sales of QED shares	—	—	—
Realized gains (losses) on sales of PMC shares	—	507	(11,938)
Realized gains on sales of MoSys shares	—	35,653	—
Other than temporary impairment charges	(6,557)	—	(141,938)

Gains (losses) on equity investments, net	$(6,557)	$36,160	$86,994

        As of March 30, 2003, we continued to hold approximately 338,000 shares of PMC. Our pretax, unrealized gain associated with these holdings was $0.8 million.

        Interest income and other, net.    Changes in interest income and other, net are summarized as follows:

(in thousands)	Fiscal 2003	Fiscal 2002	Fiscal 2001
Interest income	$18,233	$33,967	$44,629
Other income, net	807	4,777	2,319

Interest income and other, net	$19,040	$38,744	$46,948

        The $15.7 million decrease in interest income in fiscal 2003 compared to fiscal 2002 is principally due to lower rates and to a lesser extent, lower balances. Interest income declined by $10.7 million in fiscal 2002 compared to fiscal 2001, due to lower average interest rates and, to a lesser extent, lower average investment balances.

        Other income, net, in fiscal 2002 includes a pre-tax gain of $5.1 million related to our exercise of an option to purchase land adjacent to our wafer manufacturing facility in Hillsboro. Immediately following the option exercise, we sold most of the underlying property and recognized the gain.

        Provision for taxes.    Our tax provision of $76.8 million for fiscal 2003 consists primarily of a 100% valuation allowance recorded in the fourth quarter of fiscal 2003 against our net deferred tax assets. As a result of establishing this valuation allowance, we recorded no tax benefit on pretax losses and tax credits generated during fiscal 2003. We also do not expect to recognize tax benefits on future operating losses until a sufficient level of profitability is reached.

        We recorded a $2.8 million income tax benefit in fiscal 2002. Our effective tax rate for fiscal 2002 of 5.7% varied from the federal statutory rate mainly due to the effects of non-deductible acquisition-related costs and foreign losses. In fiscal 2001, our tax rate was 10.4%, which included the effects of deferred gains on investments, the reversal in fiscal 2001 of most of the valuation allowance reserve recorded against our net deferred tax assets, and the use of net operating loss and tax credit carryovers.

We benefit from certain tax benefits in Malaysia and the Philippines, mainly as a result of tax holidays, tax rate reductions, and certain investment incentives.

        We currently expect that IDT's fiscal 2004 tax provision expense will be very close to zero in the U.S., with a small amount of tax provision expense being recorded on income generated in certain foreign tax jurisdictions.

Liquidity and Capital Resources

        Our cash and marketable securities were $554.8 million at March 30, 2003, a decrease of $119.6 million compared to March 31, 2002. Long- and short-term debt, excluding operating leases, was $9.7 million as of March 30, 2003.

        Net cash provided by operating activities was $11.7 million for fiscal 2003, compared to a use of $27.9 million for fiscal 2002. During fiscal 2003, our net loss, exclusive of noncash charges, was largely offset by depreciation and by changes in working capital balances. Inventories, net, were reduced by $37.1 million during fiscal 2003 as we purposely worked down our inventories to better align with current business levels. Deferred income on shipments to distributors decreased by $18.5 million over this period, as our distributors also reduced levels of channel inventory.

        Net cash used for operating activities was $27.9 million in fiscal 2002. Our operating activities provided $480.6 million in fiscal 2001. Lower operating results were the main cause of the decline in cash flows from operations in fiscal 2002 compared to fiscal 2001. Other factors included lower tax benefits from employee stock plans, lower accounts payable balances and decreased deferred income on shipments to distributors due to lower levels of distributor channel inventory, decreased accrued compensation due to payouts of profit dependent personnel expenses accrued in fiscal 2001 and paid in fiscal 2002, and decreased income taxes payable. These factors were partially offset by reduced levels of accounts receivable during fiscal 2002, reflecting the lower level of business volumes.

        We used $89.9 million, $53.6 million and $412.3 million for investing activities in fiscal 2003, 2002 and 2001, respectively. In fiscal 2003, we elected to terminate the synthetic lease related to our Hillsboro, Oregon, manufacturing site and exercised our option to purchase approximately $64.4 million in additional fixed assets, with most of the purchase price (approximately $50 million) funded by amounts already pledged to collateralize the lease, and the balance (approximately $14 million) funded by existing cash and investments. Also in fiscal 2003, we invested $30.0 million in an interest bearing, convertible financial instrument which was subsequently converted into preferred shares of a privately held technology related company. Among the major uses of cash for fiscal 2002 was $74.2 million for the Newave acquisition. We have reduced spending on capital, and expenditures decreased to $43.7 million and $45.5 million in fiscal 2003 and 2002, respectively, compared to $116.2 million in fiscal 2001. Sales of maturing investments, net of purchases, provided $57.8 million and $56.8 million in fiscal 2003 and 2002, respectively.

        We used $33.6 million for financing activities in fiscal 2003. Our financing activities used $60.0 million and $43.2 million in fiscal 2002 and fiscal 2001, respectively. Significant financing activities in fiscal 2003, 2002 and fiscal 2001 included repurchases of common stock ($40.4 million, $67.1 million and $73.2 million, respectively).

        We anticipate capital expenditures of approximately $35 million during fiscal 2004, depending upon business conditions, to be financed primarily through cash generated from operations and existing cash and investments. This estimate includes expenditures of approximately $4 million to exercise purchase options related to certain equipment leases.

        The following table summarizes our contractual arrangements at March 30, 2003, and the expected timing and effects of these commitments on our liquidity and cash flow in future periods:

	Payments Due by Period
(in thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Long-term debt	$—	$—	$—	$—	$—
Capital leases	10,163	4,470	5,693	—	—
Operating leases	37,518	11,317	15,659	7,706	2,836
Other long-term, cash liabilities reflected on the balance sheet under GAAP	—	—	—	—	—

Total	$47,681	$15,787	$21,352	$7,706	$2,836

        We believe that existing cash and investment balances, together with cash flows from operations, will be sufficient to meet our working capital and capital expenditure needs through fiscal 2004 and 2005. We may choose to investigate other financing alternatives; however, we cannot be certain that additional financing will be available on satisfactory terms.

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

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard replaces Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" and requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective for all exit or disposal activities initiated after December 31, 2002. Adoption of SFAS No. 146 did not have a material impact on the Company's accounting for restructuring actions initiated during the quarter ended March 30, 2003. However, the provisions of SFAS No. 146 may affect the timing and amount of future exit or disposal activities.

        In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees" (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. The liability recognition provisions of FIN 45 are applicable to any guarantees issued or modified after December 31, 2002. Adoption of FIN 45 did not have a material impact on the Company's financial position or results of operations. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued, including product warranties.

        In November 2002, the EITF reached a consensus on Issue No. 00-21 (EITF 00-21), "Revenue Arrangements with Multiple Deliverables," which provides guidance on the timing and method of revenue recognition for arrangements that include the delivery of more than one product or service. EITF 00-21 is effective for arrangements entered into in periods beginning after June 15, 2003. The Company does not expect adoption to have a material impact on its financial position or results of operations.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. The Company adopted the disclosure provisions of SFAS No. 148 in its annual financial statements for fiscal 2003 and will apply these provisions to future interim periods. The Company has elected not to adopt the expense recognition provisions of SFAS No. 148.

        In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities (FIN 46). FIN 46 requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and to provide certain disclosures. A variable interest entity is defined as an entity in which the equity investors do not have the characteristics of a controlling interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from the other parties. As of March 30, 2003, the Company had no investments in variable interest entities.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts. This statement is effective for contracts entered into or modified after June 30, 2003. The Company does not expect adoption to have a material impact on its financial position or results of operations.

Factors Affecting Future Results

        Our operating results can fluctuate dramatically.    We recorded net losses of $277.9 million and $46.2 million in fiscal 2003 and 2002, respectively, after reporting net income of $415.2 million in fiscal 2001. Fluctuations in operating results can result from a wide variety of factors, including:

  •
  the cyclicality of the semiconductor industry and industry-wide wafer processing capacity;

  •
  changes in demand for our products and in the markets we serve;

  •
  the success and timing of new product and process technology announcements and introductions from us or our competitors;

  •
  potential loss of market share among a concentrated group of customers;

  •
  competitive pricing pressures;

  •
  changes in the demand for and mix of products sold;

  •
  complex manufacturing and logistics operations;

  •
  availability and costs of raw materials, and of foundry and other manufacturing services;

  •
  costs associated with other events, such as intellectual property disputes, or other litigation; and

  •
  political and economic conditions in various geographic areas.

        In addition, many of these factors also impact the recoverability of the carrying value of certain manufacturing, tax, goodwill, and other tangible and intangible assets. As business conditions change, future writedowns or abandonment of these assets may occur. In fiscal 2003, we recorded impairment charges totaling $197.2 million for certain manufacturing, research and development, intangible and tax assets.

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

        The cyclicality of the semiconductor industry exacerbates the volatility of our operating results.    The semiconductor industry is highly cyclical. Substantial changes in demand for our products have occurred rapidly and suddenly in the past. In addition, market conditions characterized by excess supply relative to demand and resulting pricing declines have also occurred in the past. Significant shifts in demand for our products and pricing declines resulting from excess supply may occur in the future. Large and rapid swings in demand and pricing for our products can result in significantly lower revenues and underutilization of our fixed cost infrastructure, both of which would cause material fluctuations in our gross margins and our operating results.

        Demand for our products depends primarily on demand in the communications markets.    The majority of our products are incorporated into customers' systems in enterprise/carrier class network, wireless infrastructure and access network applications. A smaller percentage of our products also serve in customers' computer storage, computer-related, and other applications. Customer applications for our products have historically been characterized by rapid technological change and significant fluctuations in demand. Demand for most of our products, and therefore potential increases in revenue, depends upon growth in the communications market, particularly in the data networking and wireless telecommunications infrastructure markets and, to a lesser extent, the computer-related markets. Any slowdown in these communications or computer-related markets could materially adversely affect our operating results, as evidenced by conditions in fiscal 2002 and 2003.

        Our results are dependent on the success of new products.    New products and wafer processing technology will continue to require significant R&D expenditures. If we are unable to develop, produce and successfully market new products in a timely manner, and to sell them at gross margins comparable to or better than our current products, our future results of operations could be adversely impacted. In addition, our future revenue growth is also partially dependent on our ability to penetrate new markets, where we have limited experience and where competitors are already entrenched. Even if we are able to develop, produce and successfully market new products in a timely manner, such new products may not achieve market acceptance.

        We are dependent on a concentrated group of customers for a significant part of our revenues.    We are dependent on a limited number of OEM end-customers, and our future results depend significantly on the strategic relationships we have formed with them. If these relationships were to diminish, and if these customers were to develop their own solutions or adopt a competitor's solution instead of buying our products, our results could be adversely affected. For example, any diminished relationship with Cisco or other key customers could adversely affect our results. We estimate that when all channels of distribution are considered, Cisco represented approximately 20-25% of our total revenues for fiscal 2003.

        Many of our end-customer OEMs have outsourced their manufacturing to a concentrated group of global CEMs who then buy product directly from us on behalf of the OEM. CEMs have achieved greater autonomy in the design win, product qualification and product purchasing decisions, especially for commodity products. Furthermore, these CEMs have generally been centralizing their global procurement processes. This has had the effect of concentrating a significant percentage of our revenue with a small number of companies. Competition for the business of these CEMs is intense and there is no assurance we can remain competitive and retain our existing market share within these customers. If these companies were to allocate a higher share of commodity or second source business to our competitors instead of buying our products, our results would be adversely affected. Furthermore, as these CEMs represent a growing percentage of our overall business, our concentration of credit and other business risks with these customers has increased. Competition among global CEMs is intense, they operate on extremely thin margins, and their financial condition, on average, has declined significantly during the current industry downturn. If any one or more of these global CEMs were to file for bankruptcy or otherwise experience significantly adverse financial conditions, our business would be adversely impacted as well. As of March 30, 2003, one CEM, Celestica, accounted for approximately 15% of our revenue during FY 2003 and represented approximately 15% of our accounts receivable as of March 30, 2003.

        Finally, we utilize a relatively small number of global and regional distributors around the world, who also buy product directly from us on behalf of their customers. If our business relationships were to diminish or any one or more of these global distributors were to file for bankruptcy or otherwise experience significantly adverse financial conditions, our business could be adversely impacted. One distributor represented 13% of revenues for fiscal 2003.

        Our product manufacturing operations are complex and subject to interruption.    From time to time, we have experienced production difficulties, including reduced manufacturing yields or products that do not meet our or our customers' specifications that have caused delivery delays, quality problems, and possibly lost revenue opportunities. While delivery delays have been infrequent and generally short in duration, we could experience manufacturing problems, capacity constraints and/or product delivery delays in the future as a result of, among other things, complexity of manufacturing processes, changes to our process technologies (including transfers to other facilities and die size reduction efforts), and ramping production and installing new equipment at our facilities.

        Substantially all of our revenues are derived from products manufactured at facilities which are exposed to the risk of natural disasters. We have a wafer fabrication facility in Hillsboro, Oregon, and assembly and test facilities in the Philippines and Malaysia. If we were unable to use our facilities, as a result of a natural disaster or otherwise, our operations would be materially adversely affected.

        We are dependent upon electric power generated by public utilities where we operate our manufacturing facilities and we have periodically experienced electrical power interruptions. We maintain limited backup generating capability, but the amount of electric power that we can generate on our own is insufficient to fully operate these facilities, and prolonged power interruptions could have a significant adverse impact on our business.

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

        Much of our manufacturing capability is relatively fixed in nature.    Much of our manufacturing cost structure remains fixed in nature and large and rapid swings in demand for our products can make it difficult to efficiently utilize this capacity on a consistent basis. Significant downturns, as we have recently experienced, will result in material under utilization of our manufacturing facilities while sudden upturns could leave us short of capacity and unable to capitalize on incremental revenue opportunities. These swings and the resulting under utilization of our manufacturing capacity or inability to procure sufficient capacity to meet end customer demand for our products will cause material fluctuations in the gross margins we report and could have a material adverse affect thereon.

        We build most of our products based on estimated demand forecasts.    Demand for our products can change rapidly and without advance notice. Demand and our visibility on demand for our products can also be affected by changes in our customer's levels of inventory and differences in the timing and order patterns between them and their end customers. If demand forecasts are inaccurate or change suddenly, we may me be left with large amounts of unsold products, may not be able to fill all orders in the short term and may not be able to accurately forecast capacity utilization and other important business metrics. This can leave us holding excess and obsolete inventory or unable to meet customer short-term demands all of which can have an adverse impact on our operating results.

        We are dependent on a limited number of suppliers.    Our manufacturing operations depend upon obtaining adequate raw materials on a timely basis. The number of vendors of certain raw materials, such as silicon wafers, ultra-pure metals and certain chemicals and gases, is very limited. In addition, certain packages require long lead times and are available from only a few suppliers. From time to time, vendors have extended lead times or limited supply to us due to capacity constraints. Although we currently fabricate most of our wafers internally, we are dependent on outside foundries for a small but growing portion of our wafer requirements. Our results of operations would be materially adversely affected if we were unable to obtain adequate supplies of raw materials in a timely manner or if there were significant increases in the costs of raw materials, or if foundry capacity were not available or was only available at uncompetitive prices.

        We are subject to a variety of environmental and other regulations related to hazardous materials used in our manufacturing processes.    Any failure by us to adequately control the use or discharge of hazardous materials under present or future regulations could subject us to substantial costs or liabilities or cause our manufacturing operations to be suspended.

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

        International operations add increased volatility to our operating results.    A substantial percentage of our revenues are derived from international sales, as summarized below:

(percentage of total revenues)	Fiscal 2003	Fiscal 2002	Fiscal 2001
Americas	37%	48%	58%
Asia Pacific	30%	18%	11%
Japan	14%	14%	12%
Europe	19%	20%	19%

Total	100%	100%	100%

        In addition, our assembly and test facilities in Malaysia and the Philippines, our design centers in Canada, China and Australia, and our foreign sales offices incur payroll, facility and other expenses in local currencies. Accordingly, movements in foreign currency exchange rates can impact our revenues and costs of goods sold, as well as both pricing and demand for our products. Our offshore sites and export sales are also subject to risks associated with foreign operations, including:

  •
  political instability and acts of war or terrorism, which could disrupt our manufacturing activities;

  •
  currency controls and fluctuations;

  •
  changes in local economic conditions; and

  •
  changes in tax laws, import and export controls, tariffs and freight rates.

        Contract pricing for raw materials and equipment used in the fabrication and assembly processes, as well as for foundry and subcontract assembly services, can also be impacted by currency exchange rate fluctuations.

        Finally, in support of our international operations, a portion of our cash and investment portfolio resides offshore. At March 30, 2003, we had cash and investments of approximately $32 million invested overseas in accounts belonging to various IDT foreign operating entities. While these amounts are primarily invested in US dollars, a portion is held in foreign currencies, and all offshore balances are exposed to local political, banking, and other risks.

        We depend on the ability of our personnel, raw materials, equipment and products to move reasonably unimpeded around the world.    Any political, military, world health (e.g., SARS) or other issue which hinders this movement or restricts the import or export of materials could lead to significant business disruptions. Furthermore, any strike, economic failure, or other material disruption on the part of major airlines or other transportation companies could also adversely affect our ability to conduct business. If such disruptions result in cancellations of customer orders or contribute to a general decrease in economic activity or corporate spending on information technology, or directly impact our marketing, manufacturing, financial and logistics functions our results of operations and financial condition could be materially adversely affected.

        We are exposed to potential impairment charges on investments.    From time to time, we have made strategic investments in other companies, both public and private. If the companies that we invest in are unable to execute their plans and succeed in their respective markets, we may not benefit from such investments, and we could potentially lose all of the amounts we invest. In addition, we evaluate our portfolio, including non-marketable equity securities, on a regular basis to determine if impairments have occurred. Impairment charges could have a material impact on our results of operations in any period. As of March 30, 2003, we carried approximately $32.1 million of such investments, including $2.1 million in marketable equity securities and $30.0 million in other assets.

        Our common stock has experienced substantial price volatility.    Such volatility may occur in the future, particularly as a result of quarter-to-quarter variations in the actual or anticipated financial results of IDT, other semiconductor companies, or our customers. Stock price volatility may also result from product announcements by us or our competitors, or from changes in perceptions about the various types of products we manufacture and sell. In addition, our stock price may fluctuate due to price and volume fluctuations in the stock market, especially in the technology sector.

        We are dependent on key personnel.    Our performance is substantially dependent on the performance of our executive officers and key employees. The loss of the services of any our executive officers, technical personnel or other key employees could adversely affect our business. In addition, our future success depends on our ability to successfully compete with other technology firms in attracting and retaining key technical and management personnel. If we are unable to identify and hire highly qualified technical and managerial personnel, our business could be harmed.

        We may have difficulty integrating acquired companies.    We acquired Newave and Solidum in fiscal 2002 and 2003, respectively, and we may pursue other acquisitions in the future. Failure to successfully integrate acquired companies into our business could adversely affect our results of operations. Integration risks and issues may include, but are not limited to, personnel retention and assimilation, management distraction, technology development, and unexpected costs and liabilities, including goodwill impairment charges.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our interest rate risk relates primarily to our investment portfolio, which consisted of $144.4 million in cash and cash equivalents and $410.4 million in short-term investments as of March 30, 2003. By policy, we limit our exposure to longer-term investments, and a substantial majority of our investment portfolio at the end of fiscal 2003 and the end of fiscal 2002 had maturities of less than two years. As a result of the relatively short duration of our portfolio, a hypothetical 10% move in interest rates would have an insignificant effect on our financial position, results of operations and cash flows. We do not currently use derivative financial instruments in our investment portfolio. By policy, we mitigate the credit risk in our investment portfolio through diversification and, for debt securities, adherence to high credit-quality rating standards.

        We have minimal interest rate risk with respect to debt, since our balance sheet at March 30, 2003 included only $9.7 million in debt.

        We are exposed to currency exchange rate risk as a result of international sales, assets and liabilities of foreign subsidiaries, and capital purchases denominated in foreign currencies. We use derivative financial instruments (primarily forward contracts) to help manage our foreign currency exposures. We do not enter into derivatives for trading purposes. We performed a sensitivity analysis for both fiscal 2002 and fiscal 2003 and determined that a 10% change in the value of the U.S. dollar would have an insignificant near-term impact on our financial position, results of operations and cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Index to Consolidated Financial Statements covered by Report of Independent Accountants included in Item 8:

Report of Independent Accountants
Consolidated Balance Sheets at March 30, 2003 and March 31, 2002
Consolidated Statements of Operations for each of the three fiscal years in the period ended March 30, 2003
Consolidated Statements of Cash Flows for each of the three fiscal years in the period ended March 30, 2003
Consolidated Statements of Stockholders' Equity for each of the three fiscal years in the period ended March 30, 2003
Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of
Integrated Device Technology, Inc.

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Integrated Device Technology, Inc. and its subsidiaries at March 30, 2003 and March 31, 2002, and the results of their operations and their cash flows for each of the three years in the period ended March 30, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 16(a)2 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 8 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," effective April 1, 2002.

/s/ PricewaterhouseCoopers LLP

San Jose, California
April 18, 2003, except for Note 16
which is as of June 11, 2003

Consolidated Balance Sheets

(in thousands, except share and per-share amounts)	March 30, 2003	March 31, 2002
Assets
Current assets:
Cash and cash equivalents	$144,400	$256,172
Short-term investments	410,425	418,228
Accounts receivable, net of allowance for returns and doubtful accounts of $1,607 and $2,848	40,111	40,067
Inventories	41,189	78,247
Deferred tax assets	—	74,874
Prepayments and other current assets	29,420	19,787

Total current assets	665,545	887,375
Property, plant and equipment, net	129,923	221,499
Goodwill and other acquisition-related intangibles	47,266	57,281
Other assets	38,578	59,664

Total assets	$881,312	$1,225,819

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$17,514	$18,342
Accrued compensation and related expenses	11,020	14,068
Deferred income on shipments to distributors	17,911	36,443
Income taxes payable	32,280	21,863
Other accrued liabilities	20,120	29,173

Total current liabilities	98,845	119,889
Long-term obligations	23,775	51,221

Commitments and contingencies (Notes 6 and 7)
Stockholders' equity:
Preferred stock; $.001 par value: 10,000,000 shares authorized; no shares issued	—	—
Common stock; $.001 par value: 350,000,000 shares authorized; 103,693,403 and 104,396,165 shares outstanding	104	104
Additional paid-in capital	806,525	793,964
Deferred stock-based compensation	(2,633)	(5,043)
Treasury stock (7,000,000 and 4,900,000 shares) at cost	(180,751)	(140,308)
Retained earnings	130,763	408,659
Accumulated other comprehensive income (loss)	4,684	(2,667)

Total stockholders' equity	758,692	1,054,709

Total liabilities and stockholders' equity	$881,312	$1,225,819

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations

	Fiscal Year Ended
(In thousands, except per share data)	March 30, 2003	March 31, 2002	April 1, 2001
Revenues	$343,878	$379,817	$991,789
Cost of revenues	226,693	241,841	406,450
Restructuring charges, asset impairment and other	115,370	24,742	—

Gross profit	1,815	113,234	585,339

Operating expenses:
Research and development	129,108	129,146	128,749
Selling, general and administrative	82,511	83,987	124,177
Acquired in-process research and development	2,670	16,000	—
Amortization of intangibles	634	6,724	—

Total operating expenses	214,923	235,857	252,926

Operating income (loss)	(213,108)	(122,623)	332,413
Gains (loss) on equity investments, net	(6,557)	36,160	86,994
Interest expense	(514)	(1,238)	(3,134)
Interest income and other, net	19,040	38,744	46,948

Income (loss) before income taxes	(201,139)	(48,957)	463,221
Provision (benefit) for income taxes	76,757	(2,765)	48,018

Net income (loss)	$(277,896)	$(46,192)	$415,203

Basic net income (loss) per share:	$(2.68)	$(0.44)	$3.99
Diluted net income (loss) per share:	$(2.68)	$(0.44)	$3.76
Weighted average shares:
Basic	103,520	104,560	104,042
Diluted	103,520	104,560	110,287

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

	Fiscal Year Ended
(in thousands)	March 30, 2003	March 31, 2002	April 1, 2001
Operating activities
Net income (loss)	$(277,896)	$(46,192)	$415,203
Adjustments:
Depreciation and amortization	78,282	86,452	90,914
Acquired in-process research and development	2,670	16,000	—
Merger-related stock-based compensation	2,257	3,947	—
Amortization of intangible assets	4,024	9,868	—
Restructuring charges, asset impairment and other	121,489	24,742	—
Loss (gain) on sale of property, plant and equipment	29	(4,576)	(668)
Deferred tax assets	88,635	7,688	(100,641)
Tax benefit from employee stock plans	—	—	112,345
Loss (gain) on equity investments, net	6,557	(36,160)	(86,994)
Changes in assets and liabilities (net of amounts acquired):
Accounts receivable, net	(35)	54,295	(3,405)
Inventories, net	37,058	(2,633)	(3,335)
Other assets	(4,340)	(1,122)	(6,914)
Accounts payable	(1,405)	(27,573)	8,621
Accrued compensation and related expenses	(3,522)	(39,475)	25,013
Deferred income on shipments to distributors	(18,532)	(54,931)	16,789
Income taxes payable	(11,022)	(2,259)	20,184
Other accrued liabilities	(12,593)	(15,968)	(6,520)

Net cash provided by (used for) operating activities	11,656	(27,897)	480,592

Investing activities
Acquisition, net of cash acquired	(10,393)	(74,249)	—
Purchases of property, plant and equipment	(43,722)	(45,465)	(116,195)
Purchase of assets under synthetic lease	(64,369)	—	—
Proceeds from sale of property, plant and equipment	802	9,272	1,412
Purchases of marketable securities	(664,762)	(813,088)	(881,237)
Proceeds from sales of marketable securities	722,593	869,908	583,745
Purchases of other investments	(30,000)	—	—

Net cash used for investing activities	(89,851)	(53,622)	(412,275)
Financing activities
Proceeds from issuance of common stock, net	12,716	22,783	41,681
Repurchase of common stock, net	(40,445)	(67,095)	(73,218)
Payments on capital leases and other debt	(5,848)	(15,706)	(11,677)

Net cash used for financing activities	(33,577)	(60,018)	(43,214)

Net increase (decrease) in cash and cash equivalents	(111,772)	(141,537)	25,103
Cash and cash equivalents at beginning of period	256,172	397,709	372,606

Cash and cash equivalents at end of period	$144,400	$256,172	$397,709

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$521	$1,287	$2,145
Income taxes, net of refunds	(598)	(1,857)	17,418
Non-cash activities:
Options assumed in connection with acquisition	—	2,957	—
Conversion of subordinated notes to equity	—	—	183,436

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Stockholders' Equity

	Common Stock and Additional Paid-In Capital
			Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Deferred Stock-Based Compensation	Total Stockholders' Equity
(in thousands, except share amounts)	Shares	Dollars
Balance, April 2, 2000	95,667,128	$421,881	$—	$39,648	$219,622	$—	$681,151
Repurchase of common stock	(2,257,500)	(2)	(73,216)	—	—	—	(73,218)
Issuance of common stock	5,202,551	41,681	—	—	—	—	41,681
Conversion of convertible notes	6,303,604	183,436	—	—	—	—	183,436
Tax benefit from employee stock plans	—	112,345	—	—	—	—	112,345
Other comprehensive income:
Translation adjustment	—	—	—	—	791	—	791
Unrealized loss on investments, net	—	—	—	—	(221,492)	—	(221,492)
Net income	—	—	—	415,203	—	—	415,203

Balance, April 1, 2001	104,915,783	759,341	(73,216)	454,851	(1,079)	—	1,139,897
Repurchase of common stock	(2,642,500)	(3)	(67,092)	—	—	—	(67,095)
Issuance of common stock	2,122,882	22,783	—	—	—	—	22,783
Fair value of options assumed	—	13,214	—	—	—	(10,257)	2,957
Unvested options canceled	—	(1,267)	—	—	—	1,267	—
Deferred stock-based compensation expense	—	—	—	—	—	3,947	3,947
Other comprehensive income:
Translation adjustment	—	—	—	—	(381)	—	(381)
Unrealized gain on derivatives	—	—	—	—	2	—	2
Unrealized loss on investments, net	—	—	—	—	(1,209)	—	(1,209)
Net loss	—	—	—	(46,192)	—	—	(46,192)

Balance, March 31, 2002	104,396,165	794,068	(140,308)	408,659	(2,667)	(5,043)	1,054,709
Repurchase of common stock	(2,100,000)	(2)	(40,443)	—	—	—	(40,445)
Issuance of common stock	1,397,238	12,716	—	—	—	—	12,716
Unvested options canceled	—	(153)	—	—	—	153	—
Deferred stock-based compensation expense	—	—	—	—	—	2,257	2,257
Other comprehensive income:
Translation adjustment	—	—	—	—	1,497	—	1,497
Unrealized gain on derivatives	—	—	—	—	29	—	29
Unrealized gain on investments, net	—	—	—	—	5,825	—	5,825
Net loss	—	—	—	(277,896)	—	—	(277,896)

Balance, March 30, 2003	103,693,403	$806,629	$(180,751)	$130,763	$4,684	$(2,633)	$758,692

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1
Summary of Significant Accounting Policies

        Nature of Business.    Integrated Device Technology, Inc. (IDT or the Company) designs, develops, manufactures and markets a broad range of communications-oriented integrated circuits (ICs).

        Basis of Presentation.    The Company's fiscal year ends on the Sunday nearest March 31. Fiscal 2003, 2002 and 2001 each included 52 weeks. Certain reclassifications have been made to prior-year balances to present the financial statements on a consistent basis.

        Principles of Consolidation.    The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

        Use of Estimates.    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

        Cash Equivalents and Short-Term Investments.    Cash equivalents are highly liquid securities with original maturities of three months or less at the time of purchase. All of the Company's short-term investments are classified as available for sale as of March 30, 2003 and March 31, 2002. Available-for-sale investments are reported at market value, and net unrealized gains or losses are recorded in accumulated comprehensive income (loss), a separate component of stockholders' equity, until realized. Realized gains and losses on non-equity investments are computed based upon specific identification and are included in interest income and other, net. Management evaluates investments on a regular basis to determine if an other-than-temporary impairment has occurred. Both cash equivalents and short-term investments consist of highly marketable securities that are intended to be available to meet the Company's current cash needs.

        Inventories.    Inventories are recorded at the lower of standard cost (which generally approximates actual cost on a first-in, first-out basis) or market value. Inventory reserves include provisions for obsolete and excess inventory based on management's forecasts of demand over specific future time horizons.

        Property, Plant, and Equipment.    Property, plant and equipment are stated at cost. For financial reporting purposes, depreciation is computed using the straight-line method over estimated useful lives of the assets. Estimated useful lives for major asset categories are as follows: machinery and equipment, 3 to 5 years; and buildings and improvements, 10 to 30 years. Leasehold improvements and interests are amortized over the shorter of the estimated useful lives of the assets or the remaining term of the lease.

        Long-Lived Assets and Goodwill.    The Company accounts for long-lived assets, including purchased intangibles other than goodwill, in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The carrying values of such assets are evaluated at least annually or whenever events or circumstances indicate that the carrying values may not be recoverable. If estimated undiscounted cash flows are not sufficient to recover the carrying values, the affected assets are considered impaired and are written down to estimated fair value, which is generally determined on the basis of discounted cash flows or outside appraisals.

        In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," the Company tests for impairment of goodwill and other indefinite-lived assets on an annual basis, or more frequently if indicators of impairment are present. These tests are performed at the reporting unit level using a two-step, fair-value based approach. The first step, used to determine if impairment possibly exists, is to compare the carrying amount of a reporting unit, including goodwill, to its fair value. If the carrying amount of the reporting unit exceeds the fair value, the second step is to determine the amount of a possible impairment by comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill.

        Income Taxes.    The Company accounts for income taxes under an asset and liability approach that requires the expected future tax consequences of temporary differences between book and tax bases of assets and liabilities be recognized as deferred tax assets and liabilities. Generally accepted accounting principles require that the realizability of net deferred tax assets be evaluated on an ongoing basis. A valuation allowance is recorded to reduce the net deferred tax assets to an amount that is more likely than not to be realized. Accordingly, the Company considers various tax planning strategies, forecasts of future taxable income and its most recent operating results in assessing the need for a valuation allowance. In the consideration of the realizability of net deferred tax assets, recent losses must be given substantially more weight than any projections of future profitability.

        Revenue Recognition.    Revenues from product sales are generally recognized when persuasive evidence of an arrangement exists, the price is fixed or determinable, collection is reasonably assured and transfer of title has occurred. A reserve is provided for estimated returns and discounts. A portion of the Company's sales are made to distributors under agreements that allow certain rights of return and price or other adjustments on products unsold by the distributors. Related revenues and costs of revenues thereon are deferred until the products are resold by the distributors. Revenues related to licensing agreements are recognized ratably over the lives of the related patents.

        Net Income (Loss) Per Share.    Basic and diluted net income (loss) per share are computed using weighted-average common shares outstanding. Dilutive net income per share also includes the effect of stock options. The following table sets forth the computation of basic and diluted net income (loss) per share:

	Fiscal Year Ended
(in thousands, except per share amounts)	March 30, 2003	March 31, 2002	April 1, 2001
Basic:
Net income (loss) (numerator)	$(277,896)	$(46,192)	$415,203

Weighted average shares outstanding (denominator)	103,520	104,560	104,042

Net income (loss) per share	$(2.68)	$(0.44)	$3.99

Diluted:
Net income (loss) (numerator)	$(277,896)	$(46,192)	$415,203

Weighted average shares outstanding	103,520	104,560	104,042
Net effect of dilutive stock options	—	—	6,245

Total shares (denominator)	103,520	104,560	110,287

Net income (loss) per share	$(2.68)	$(0.44)	$3.76

        Total stock options outstanding, including antidilutive options, were 9.6 million, 17.1 million and 13.4 million at fiscal year-ends 2003, 2002 and 2001, respectively. See Notes 9 and 16 for discussion of the Company's voluntary option exchange offer.

        Comprehensive Income (Loss).    Comprehensive income (loss) is defined as the change in equity during a period from non-owner sources. The components of comprehensive income (loss) were as follows:

	Fiscal Year Ended
(in thousands)	March 30, 2003	March 31, 2002	April 1, 2001
Net income (loss)	$(277,896)	$(46,192)	$415,203
Currency translation adjustments	1,497	(381)	791
Change in unrealized gain on derivatives, net of taxes	29	2	—
Net gain (loss) on investments, net of taxes*	5,825	(1,209)	(221,492)

Comprehensive income (loss)	$(270,545)	$(47,780)	$194,502

*Unrealized investment gain (loss)	$9,825	$30,974	$(99,383)
*Reclassification adjustment, net	$(4,000)	$(32,183)	$(122,109)

        The components of accumulated other comprehensive income (loss) were as follows:

(in thousands)	March 30, 2003	March 31, 2002	April 1, 2001
Cumulative translation adjustments	$(1,155)	$(2,652)	$(2,271)
Unrealized gain on derivatives	31	2	—
Unrealized gain (loss) on equity investments	770	(1,722)	—
Unrealized gain on other available-for-sale investments	5,038	1,705	1,192

Total accumulated other comprehensive income (loss)	$4,684	$(2,667)	$(1,079)

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

        The Company sells integrated circuits to original equipment manufacturers (OEMs), distributors and contract electronics manufacturers (CEMs) primarily in the United States, Europe and Asia. The Company monitors the financial condition of its major customers, including performing credit evaluations of those accounts which management considers to be high risk. When deemed necessary, the Company may limit the credit extended to certain customers. The Company's relationship with the customer, and the customer's past and current payment experience, are often factored into the evaluation in instances where limited financial information is available. The Company maintains a provision for potential credit losses. Write-offs of Accounts Receivable balances were not significant in each of the three years ended March 30, 2003.

        One CEM's balance represented 15% and 10% of total accounts receivable as of March 30, 2003 and March 31, 2002, respectively. Another CEM's balance represented 12% of total accounts receivable at March 31, 2002. Two distributors' balances represented 11% and 10%, respectively, of total accounts receivable at March 31, 2002. In addition to trade receivables, the Company had advances to domestic distributors under various programs totaling approximately $8.0 million and $8.8 million at March 30, 2003 and March 31, 2002, respectively. If the financial condition or operating results of these customers were to deteriorate below critical levels, the Company's operating results could be adversely affected.

        For foreign exchange contracts, the Company controls credit risk primarily by restricting transactions to only high-credit quality counterparties.

        Stock-based Compensation Plans.    The Company accounts for its stock option plans and employee stock purchase plan in accordance with the intrinsic value method prescribed in the Accounting Principles Board's (APB) Opinion No. 25, "Accounting for Stock Issued to Employees."

        In December 2002, SFAS No. 148 amended SFAS No. 123 to require more prominent, tabular disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation. The Company's pro forma information for the three years ended March 30, 2003, which assumes amortization of the estimated fair values over the options' vesting periods, follows:

(in thousands, except per share amounts)	Fiscal 2003	Fiscal 2002	Fiscal 2001
Reported net income (loss)	$(277,896)	$(46,192)	$415,203
Add: Stock-based compensation included in reported net income (loss)	2,257	3,947	—
Deduct: Stock-based employee compensation expense determined under a fair-value based method for all awards, net of tax (1)	(84,726)	(51,329)	(40,955)

Pro forma net income (loss)	$(360,365)	$(93,574)	$374,248

Pro forma net income (loss) per share:
Basic	$(3.48)	$(0.89)	$3.60
Diluted	$(3.48)	$(0.89)	$3.39
Reported net income (loss) per share:
Basic	$(2.68)	$(0.44)	$3.99
Diluted	$(2.68)	$(0.44)	$3.76

(1)
Assumes tax rate of 0% for fiscal 2003 and 39.7% for both fiscal 2002 and 2001

        The Company has applied the Black-Scholes model to estimate the grant-date fair value of stock options, including shares issued under the ESPP, based upon the following weighted average assumptions:

Employee stock options	Fiscal 2003	Fiscal 2002	Fiscal 2001
Expected life (in years)	3.46	3.84	4.03
Risk-free interest rate	2.7%	4.2%	6.2%
Volatility	91.0%	87.0%	83.0%
Dividend yield	—	—	—
ESPP shares	Fiscal 2003	Fiscal 2002	Fiscal 2001
Expected life (in years)	0.66	0.66	0.57
Risk-free interest rate	1.8%	3.9%	6.0%
Volatility	87.0%	99.0%	115.0%
Dividend yield	—	—	—

        The weighted average estimated fair value of stock options granted during fiscal 2003, 2002 and 2001 was $7.50, $15.22 and $29.12, respectively. The weighted average estimated fair value of shares granted under the ESPP during fiscal 2003, 2002 and 2001 was $5.96, $14.17 and $23.53, respectively.

        Product Warranty.    The Company provides a standard one-year warranty and records a liability for estimated claims (see Note 6).

        New Accounting Pronouncements.    In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations related to the retirement of tangible long-lived assets and associated asset retirement costs. Adoption of SFAS No. 143 is required during IDT's fiscal 2004. The Company does not expect adoption to have a material impact on its financial position or results of operations.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard replaces Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" and requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective for all exit or disposal activities initiated after December 31, 2002. Adoption of SFAS No. 146 did not have a material impact on the Company's accounting for restructuring actions initiated during the quarter ended March 30, 2003. However, the provisions of SFAS No. 146 may affect the timing and amount of future exit or disposal activities.

        In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees" (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. The liability recognition provisions of FIN 45 are applicable to any guarantees issued or modified after December 31, 2002. Adoption of FIN 45 did not have a material impact on the Company's financial position or results of operations. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued, including product warranties.

        In November 2002, the EITF reached a consensus on Issue No. 00-21 (EITF 00-21), "Revenue Arrangements with Multiple Deliverables," which provides guidance on the timing and method of revenue recognition for arrangements that include the delivery of more than one product or service.

EITF 00-21 is effective for arrangements entered into in periods beginning after June 15, 2003. The Company does not expect adoption to have a material impact on its financial position or results of operations.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. The Company adopted the disclosure provisions of SFAS No. 148 in its annual financial statements for fiscal 2003 and will apply these provisions to future interim periods. The Company has elected not to adopt the expense recognition provisions of SFAS No. 148.

        In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities (FIN 46). FIN 46 requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and to provide certain disclosures. A variable interest entity is defined as an entity in which the equity investors do not have the characteristics of a controlling interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from the other parties. As of March 30, 2003, the Company had no investments in variable interest entities.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts. This statement is effective for contracts entered into or modified after June 30, 2003. The Company does not expect adoption to have a material impact on its financial position or results of operations.

        Products and Markets.    The Company operates in two segments (See Note 12) within the semiconductor industry. Significant technological changes in the industry could adversely affect operating results. The semiconductor industry is highly cyclical and has been subject to significant downturns at various times that have been characterized by diminished product demand, production overcapacity and accelerated erosion of average selling prices. Therefore, the average selling price the Company receives for industry-standard products is dependent upon industry-wide demand and capacity, and such prices have historically been subject to rapid change. While the Company considers industry technological change and industry-wide demand and capacity in estimating necessary allowances and reserves, such estimates could change in the future.

Note 2
Business Combinations

        On October 8, 2002, the Company acquired Solidum Systems Corp. (Solidum), a privately held provider of classification and content inspection processing solutions. The Company paid approximately $10 million in cash for Solidum, excluding contingent consideration.

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

        The Company recorded a $13.5 million impairment charge against Newave-related existing technology in fiscal 2003 (see Note 4).

        Deferred Stock Compensation.    The intrinsic value of the options assumed as part of the Newave transaction and not vested as of the closing date was recorded as deferred compensation to be amortized over the respective vesting periods of the options. A total of $2.3 million and $3.9 million of stock-based compensation expense was recorded in fiscal 2003 and 2002, respectively.

        Acquired In-Process Research and Development.    The Company recorded a $2.7 million charge to in-process research and development (IPR&D) in fiscal 2003 in connection with the Solidum combination. The Company recorded a $16.0 million charge to IPR&D related to the Newave acquisition during fiscal 2002. In each case, the amount was determined by identifying research projects which had not yet proven to be technically feasible and did not have alternative future uses. Estimated future expenses were deducted and economic rents charged for the use of other assets. Based on this analysis, a present value calculation of estimated after-tax cash flows attributable to the projects was computed using a discount rate of 30% for both Newave and Solidum. Present values for Newave were adjusted by factors representing the percentage of completion for each project, which ranged from 24% to 85%.

        Supplemental Pro Forma Information.    Supplemental pro forma information for fiscal 2001, which assumes that Newave had been acquired at the beginning of fiscal 2001, appears below. The pro forma information includes amortization of goodwill and other intangibles from that date.

(in thousands, except per share amounts)
Revenues	$995,466
Net income	$399,364
Diluted earnings per share	$3.61

        Pro forma information for fiscal 2002 or 2003 is not presented, because the differences from reported amounts would not be significant.

Note 3
Balance Sheet Detail
(in thousands)

Short-term Investments	March 30, 2003	March 31, 2002
U.S. government agency securities	$191,591	$85,154
State and local government securities	7,506	—
Corporate debt instruments and other	279,947	333,705
Equity securities	2,103	5,496
Money market instruments	64,529	240,183

Total debt and equity securities	545,676	664,538
Less: cash equivalents	(135,251)	(246,310)

	$410,425	$418,228

Inventories
Raw materials	$2,816	$4,262
Work-in-process	26,944	62,109
Finished goods	11,429	11,876

	$41,189	$78,247

Property, Plant and Equipment, Net
Land	$6,552	$8,741
Machinery and equipment	827,076	959,554
Building and leasehold improvements	126,975	80,412
Construction-in-progress	137	30

	960,740	1,048,737
Less: accumulated depreciation and amortization	(830,817)	(827,238)

	$129,923	$221,499

Note 4
Restructuring and Asset Impairment

        The Company's revenue declined measurably in the third quarter of fiscal 2003. During the fourth quarter of fiscal 2003, taking this drop off into consideration as well as the persistent weak global and industry economic conditions, the Company revised its near and medium term revenue expectations downward significantly. The Company also reviewed corresponding key assumptions in its overall strategic business and manufacturing capacity plans. These material changes in the Company's outlook and plans, which IDT was first able to quantify in the fiscal fourth quarter budgeting process, triggered an impairment review of its long-lived assets. The Company's review indicated that estimated future undiscounted cash flows would not be sufficient to recover the carrying values of certain manufacturing-related assets. As a result, IDT recorded impairment charges of $107.9 million (including $8.3 million in research and development expenses) to write down these assets to their estimated fair market values based primarily on independent appraisals.

        During the same review, the Company also determined that certain intangible assets related to IDT's acquisition of Newave, specifically existing technology, had also become impaired as the estimated future undiscounted cash flows were not deemed sufficient to recover the carrying value of the asset. Accordingly, the Company recorded a $13.5 million charge to cost of sales to adjust the existing technology asset to its estimated fair value.

        Also in fiscal 2003, the Company incurred $5.8 million in restructuring charges related mainly to workforce reduction actions affecting substantially all organizations in the Company and taken as a result of continued weakness in the semiconductor industry. Of this amount, $2.3 million was specifically identified as restructuring and included as part of cost of revenues.

        A summary of the fiscal 2003 restructuring and asset impairment charges is provided below:

(in thousands)	Total charges	Non-Cash Charges	Cash Payments	FY 2002 Reversals	Liability Balance
Cost of goods sold:
Restructuring, primarily severance	$2,316	$—	$(1,839)	$125	$602
Asset impairment—PP&E	99,554	(99,554)	—	—	—
Asset impairment—intangible assets	13,500	(13,500)	—	—	—

Subtotal	115,370	(113,054)

Operating expenses:
Restructuring, primarily severance	3,459	(106)	(1,907)	—	1,446
Asset impairment—PP&E	8,329	(8,329)	—	—	—

Total	$127,158	$(121,489)	$(3,746)	$125	$2,048

        During fiscal 2002, as a result of cyclically poor business conditions and overcapacity in the semiconductor industry, IDT announced plans to consolidate its wafer manufacturing operations. The Company recorded an asset impairment charge of $17.4 million in the third fiscal quarter. The Company also recorded restructuring charges, consisting mainly of reductions in force, of $2.5 million, $2.0 million and $4.0 million in the first, third and fourth quarters, respectively. $24.7 million of the total fiscal 2002 asset impairment and restructuring charges was recorded as cost of goods sold and the remainder was recorded as operating expenses.

        Production at the Salinas, California manufacturing facility was successfully phased out during the first quarter of fiscal 2003 and transferred to the Company's Hillsboro, Oregon facility. Approximately 260 Salinas-based positions remaining at the end of fiscal 2002 were eliminated during fiscal 2003.

        Reserve balances related to these fiscal 2002 actions and charges are summarized in the table below:

(in thousands)	Severance and other termination benefits
Balance, March 31, 2002	$3,867
Cash payments	(3,699)
Reversals	(125)

Balance, March 30, 2003	$43

        Assets held for sale in the amount of $11.0 million, representing the estimated net realizable value of the Salinas manufacturing assets, are included in prepayments and other current assets as of March 30, 2003. The Company plans to reassess the carrying value of these assets on a quarterly basis until they are sold or otherwise disposed of. Because of fluctuating market conditions for older wafer fabrication facilities and equipment, adjustments in future periods may be necessary.

Note 5
Debt

        The Company had no short-term borrowings, other than the current portion of long-term debt, during the two fiscal years ended March 30, 2003. Information regarding the Company's long-term obligations is presented below:

(in thousands)	March 30, 2003	March 31, 2002
Capital leases and equipment financing arrangements at rates ranging from 2.4% to 4.1%, with maturities through August 2005	$9,731	$14,979
Less: current portion	(4,180)	(5,248)

	$5,551	$9,731

        Future payments related to the above obligations as of March 30, 2003 are summarized as follows:

(in thousands)	Capital leases and equipment financing agreements
Fiscal Year 2004	$4,470
2005	4,470
2006	1,223
Less: amount representing interest	(432)

Total	$9,731

        Obligations under capital leases and equipment financing arrangements are collateralized by the related assets. The Company leased total assets of approximately $27.9 million and $33.0 million at March 30, 2003 and March 31, 2002, respectively. Accumulated depreciation on these assets was approximately $27.4 million and $29.6 million at March 30, 2003 and March 31, 2002, respectively.

Note 6
Commitments and Guarantees

        The Company leases most of its administrative facilities under operating leases which expire at various dates through fiscal 2013.

        The Company's wafer fabrication facility in Hillsboro, Oregon, was subject to a synthetic lease which was to have expired in May 2005. The Company was required to maintain a deposit of $50.6 million with the lessor. In September 2002, the Company elected to terminate the lease and acquire the leased property, plant and equipment for approximately $64 million. The purchase price was funded primarily by the $50.6 million lease deposit. The Company no longer has any property, plant or equipment subject to synthetic leases.

        As of March 30, 2003, aggregate future minimum commitments under all operating leases, including manufacturing equipment leases, were as follows: $11.3 million (2004), $9.3 million (2005), $6.3 million (2006), $4.8 million (2007), $2.9 million (2008) and $2.9 million (2009 and thereafter). Lease expense for the years ended March 30, 2003, March 31, 2002 and April 1, 2001 totaled approximately $14.3 million, $22.7 million and $26.5 million, respectively.

        As of March 30, 2003, the Company had outstanding commitments of approximately $1.3 million for capital equipment purchases.

        The Company maintains a reserve for obligations it incurs under its product warranty program. The standard warranty period offered is one year. Management estimates the fair value of its warranty liability based on actual past warranty claims experience, its policies regarding customer warranty returns and other estimates about the timing and disposition of product returned under the program. Activity for the Company's warranty reserve, which is included as part of "Other accrued liabilities" on the Consolidated Balance Sheet, for fiscal 2003 is summarized below:

(in thousands)
Balance as of March 31, 2002	$1,483
Accruals for warranties issued	468
Settlements	(75)
Accruals related to pre-existing warranties (including changes in estimates)	(1,408)

Balance as of March 30, 2003	$468

        As of March 30, 2003, the Company's financial guarantees consisted of standby letters of credit which were primarily related to customs bonds requirements and workers' compensation plans. The maximum amount of potential future payments under these arrangements was $5.3 million. The Company also has foreign exchange facilities used for hedging arrangements with a bank that allows the Company to enter into foreign exchange contracts of up to $60.0 million, of which $48.6 million was available at March 30, 2003.

Note 7
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

Note 8
Goodwill and Other Intangible Assets

        The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," on April 1, 2002 and, in accordance with the standard, ceased to amortize goodwill as of the beginning of fiscal 2003. Goodwill is reviewed annually for impairment (or more frequently if indicators of impairment arise). The Company completed the transitional goodwill impairment assessment required by SFAS No. 142 as of April 1, 2002 and concluded that goodwill was not impaired as of that date. The Company also completed its annual impairment assessment in the fourth quarter of fiscal 2003 and again concluded that goodwill was not impaired. For purposes of these assessments, the Company identified two reporting units, (1) Communications and High-Performance Logic and (2) SRAMs. All goodwill was assigned to the Communications and High-Performance Logic reporting unit.

        In connection with the adoption of SFAS No. 142, the balance of the in-place workforce intangible, which had been recorded as part of the Newave acquisition and no longer met the definition of an identifiable intangible asset, was reclassified to goodwill as of April 1, 2002. The amount reclassified was $0.3 million.

        During the fourth quarter of fiscal 2003, the Company recorded a $13.5 million impairment charge related to existing technology intangibles acquired as part of the Newave acquisition in fiscal 2001 (see Note 4).

        Goodwill and identified intangible asset balances related to the Company's acquisitions of Newave in fiscal 2002 and Solidum in fiscal 2003 are summarized as follows:

	March 30, 2003
(in thousands)	Gross assets	Accumulated amortization	Net assets
Goodwill	$40,218	$—	$40,218

Identified intangible assets:
Existing technology	5,662	(246)	5,416
Trademark	2,240	(608)	1,632
Non-compete agreement	650	(650)	—

Subtotal, identified intangible assets	8,552	(1,504)	7,048

Total goodwill and identified intangible assets	$48,770	$(1,504)	$47,266

	March 31, 2002
(in thousands)	Gross assets	Accumulated amortization	Net assets
Goodwill	$41,999	$(6,000)	$35,999

Identified intangible assets:
Existing technology	22,000	(3,144)	18,856
Trademark	2,100	(300)	1,800
In-place workforce	400	(100)	300
Non-compete agreement	650	(324)	326

Subtotal, identified intangible assets	25,150	(3,868)	21,282

Total goodwill and identified intangible assets	$67,149	$(9,868)	$57,281

        Amortization expense for goodwill and identified intangibles is summarized below:

(in thousands)	Fiscal 2003	Fiscal 2002	Fiscal 2001
Goodwill, including in-place workforce	$—	$6,100	$—
Existing technology	3,390	3,144	—
Other identified intangibles	634	624	—

Total	$4,024	$9,868	$—

        The amounts allocated to existing technology are being amortized over an estimated useful life of seven years. Other identified intangibles are being amortized over estimated useful lives of two to seven years. For fiscal 2004 through 2008, estimated future amortization expense is approximately $1.3 million per fiscal year.

        A reconciliation of the Company's net loss and net loss per share, as reported, to amounts exclusive of goodwill amortization is as follows:

(in thousands, except per share)	Fiscal 2003	Fiscal 2002	Fiscal 2001
Net income (loss), as reported	$(277,896)	$(46,192)	$415,203
Goodwill amortization, including in-place workforce	—	6,100	—

Adjusted net income (loss)	$(277,896)	$(40,092)	$415,203

Net income (loss) per share, as reported	$(2.68)	$(0.44)	$3.76
Goodwill amortization, including in-place workforce	—	0.06	—

Adjusted net income (loss) per diluted share	$(2.68)	$(0.38)	$3.76

Note 9
Stockholders' Equity

        Stock Option Plans.    Shares of common stock reserved for issuance under the Company's stock option plans include 13,500,000 shares under the 1994 Employee Stock Option Plan, 20,500,000 shares under the 1997 Employee Stock Option Plan, and 108,000 shares under the 1994 Director Stock Option Plan. At March 30, 2003, a total of 17,134,000 options were available for issuance under these plans. Also outstanding and exercisable at March 30, 2003 were options initially granted under previous stock option plans which have not been canceled or exercised.

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

        In connection with the mergers with QSI and Newave, the Company assumed the stock option plans of those companies. No additional options will be granted under these assumed plans.

        Following is a summary of the Company's stock option activity and related weighted average exercise prices for each category:

	Fiscal 2003		Fiscal 2002		Fiscal 2001
(shares in thousands)	Shares	Price	Shares	Price	Shares	Price
Beginning options outstanding	17,124	$24.24	13,399	$23.32	14,743	$8.97
Granted	5,384	16.33	6,307	24.24	5,173	46.01
Assumed through Newave merger	—	—	472	10.24	—	—
Exercised	(751)	6.81	(1,653)	7.84	(4,956)	6.85
Canceled	(12,205)	29.16	(1,401)	30.10	(1,561)	15.28

Ending options outstanding	9,552	$14.86	17,124	$24.24	13,399	$23.32

Ending options exercisable	6,121	$13.91	6,766	$19.62	4,421	$9.13

        Activity for fiscal 2003 includes options canceled in connection with the Company's Voluntary Exchange Offer, as discussed below.

        Following is summary information about stock options outstanding at March 30, 2003:

(shares in thousands)	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.43 - $4.31	265	4.6	$3.80	227	$3.84
4.50 - 7.13	2,916	2.3	7.02	2,888	7.02
7.42 - 9.22	1,847	4.8	8.00	949	7.69
9.47 - 18.31	2,354	5.7	15.29	788	16.52
18.56 - 47.81	2,062	4.9	29.75	1,184	31.40
52.50 - 95.94	108	4.4	77.37	85	76.27

0.43 - 95.94	9,552	4.3	14.86	6,121	13.91

        Employee Stock Purchase Plan.    The Company is authorized to issue up to 9,100,000 shares of its common stock under its 1984 Employee Stock Purchase Plan (ESPP). Under the ESPP, eligible domestic employees may purchase shares of IDT common stock at 85% of its fair market value on specified dates. Activity under the ESPP is summarized in the following table:

(shares in thousands)	Fiscal 2003	Fiscal 2002	Fiscal 2001
Number of shares issued	647	469	247
Average issuance price	$11.76	$20.91	$31.36
Number of shares available at year-end	1,332	1,379	1,848

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

        Stock Repurchase Program.    During fiscal 2003, under a program authorized by the Board of Directors in November 2000 and amended in December 2001, the Company repurchased 2.1 million shares of its common stock at an aggregate cost of $40.4 million. Since inception of the program in fiscal 2001, the Company has repurchased 7.0 million shares at a cost of $180.8 million. The repurchases were recorded as treasury stock and resulted in a reduction of stockholders' equity.

        In January 2003, the Board authorized an expansion of the program to repurchase up to 5 million additional shares of IDT common stock, all of which remained available under the repurchase authorization as of March 30, 2003. Any repurchases under the Company's stock repurchase program may be made from time to time in the open market or through privately negotiated transactions subject to market conditions. The stock repurchase program may be suspended or discontinued at any time.

        Voluntary Exchange Offer.    During the third quarter of fiscal 2003, the Company completed a voluntary stock option exchange program for its eligible employees. The Company's chief executive officer, president, board of directors and employees within certain non-U.S. jurisdictions were not eligible to participate in this program. Under the exchange offer program, IDT employees were given the opportunity to voluntarily exchange unexercised vested and unvested stock options previously granted to them that had an exercise price of $11.01 or more.

        The offer to exchange expired on December 6, 2002. Of the approximately 1,900 employees who were eligible, approximately 1,200 participated. Of the approximately 12.6 million stock options eligible for exchange, approximately 10.1 million options were tendered by participants in the offer and were canceled by the Company. See Note 16 regarding the subsequent grant of approximately 7.3 million replacement options on June 11, 2003. Certain of the tendered and accepted options had been assumed by the Company in connection with its acquisition of Newave Semiconductor in April 2001. As a result of the exchange offer, the Company was required to accelerate deferred compensation previously recorded in connection with these options. The amount of compensation expense accelerated and recorded in fiscal 2003 was $0.2 million.

Note 10
Employee Benefits Plans

        Under the Company's profit sharing plan, substantially all employees receive a designated percentage of profits. Profit sharing contributions for fiscal 2001 totaled $32.4 million. There were no profit sharing contributions in fiscal 2003 or 2002. Under another plan, the Company awards bonuses to executive officers and other key employees based on profitability and individual performance. For fiscal 2003 and 2002, there were no amounts accrued under this plan, while in fiscal 2001, the Company accrued $19.9 million.

        The Company sponsors a 401(k) retirement plan for full-time, domestic employees. The Company paid approximately $1.5 million, $1.8 million and $2.5 million in matching contributions under the plan in fiscal 2003, 2002 and 2001, respectively.

        In fiscal 2001, the Company established a non-qualified deferred compensation plan, which allows executive officers and other key employees to defer salary, bonus and other compensation-related payments. The Company did not incur significant costs for this plan in fiscal 2003, 2002 or 2001.

Note 11
Income Taxes

        The components of income (loss) before taxes and the provision (benefit) for income taxes were as follows:

	Fiscal Year Ended
(in thousands)	March 30, 2003	March 31, 2002	April 1, 2001
Income (loss) before taxes:
United States	$(174,689)	$(42,721)	$436,270
Foreign	(26,450)	(6,236)	26,951

Income (loss) before taxes	$(201,139)	$(48,957)	$463,221

Provision (benefit) for taxes:
Current:
United States	$—	$(14,413)	$140,777
State	—	221	3,294
Foreign	984	3,739	4,889

	984	(10,453)	148,960

Deferred:
United States	51,591	10,968	(79,401)
State	23,293	(3,123)	(20,896)
Foreign	889	(157)	(645)

	75,773	7,688	(100,942)

Provision (benefit) for income taxes	$76,757	$(2,765)	$48,018

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities were as follows:

(in thousands)	March 30, 2003	March 31, 2002
Deferred tax assets:
Deferred income on shipments to distributors	$6,776	$15,062
Non-deductible accruals and reserves	32,234	47,139
Net operating losses and credit carryforwards	155,143	69,475
Deferred licensing revenue	6,173	7,870
Equity earnings in affiliates	4,939	4,420
Depreciation and amortization	49,355	11,210
Other	2,137	460

	256,757	155,636

Deferred tax liabilities:
Purchased intangibles	(1,737)	(8,468)
Earnings of foreign subsidiaries not permanently reinvested	(9,489)	(9,489)

	(11,226)	(17,957)

Valuation allowance	(245,531)	(61,989)

Net deferred tax assets	$—	$75,690

        In the fourth quarter of fiscal 2003 the Company established a full valuation allowance against its net deferred tax assets because management concluded it was more likely than not that none of these deferred tax assets would be realized. Management reached this decision based on judgment, which included consideration of historical losses and projections of future profits with substantially more weight being placed on recent losses than any projections of future profitability. During fiscal 2003, the valuation allowance for deferred tax assets increased by $183.5 million from the end of fiscal 2002, to offset all of the Company's fiscal 2003 net deferred tax assets existing at year end. Approximately $48.3 million of the valuation allowance for deferred tax assets is attributable to stock option deductions arising from activity under the Company's stock option plans, the benefits of which will increase capital in excess of par value when realized.

        As of March 31, 2002, the valuation allowance related to the net deferred tax assets of QSI, a Company subsidiary.

        A reconciliation between the statutory U.S. income tax rate of 35% and the effective rate is as follows:

	Fiscal Year Ended
(in percent)	March 30, 2003	March 31, 2002	April 1, 2001
Provision (benefit) at U.S. statutory rate	(35.0)%	(35.0)%	35.0%
Differences in U.S. and foreign taxes	3.0	22.1	(1.0)
General business credits	(1.3)	(5.5)	(1.5)
Non-deductible, acquisition related costs	0.6	18.6	—
State tax, net of federal benefit	(4.9)	(5.9)	3.5
Valuation allowance recorded against previously recognized deferred tax assets	37.7	—	(7.8)
Deferred gains on investments	—	—	(17.7)
Current year net operating losses and tax credits not benefited	39.2	—	—
Other	(1.1)	—	(0.1)

Provision (benefit) for income tax rate	38.2%	(5.7)%	10.4%

        Under Malaysian law, in fiscal 2003 and in past years, the Company generated certain tax incentive benefits to reduce its local tax obligations below the normal 28% statutory rate. The Company's manufacturing subsidiary in the Philippines operates under a tax holiday which expires at the end of July 2003, after which earnings will be taxed at 5.0% instead of the normal 32% statutory rate.

        The Company's intention is to permanently reinvest a portion of its foreign subsidiary earnings, while it intends to remit as a dividend to its U.S. parent company, at some future date, the remainder of these earnings. Accordingly, U.S. taxes have not been provided on approximately $21.9 million of permanently reinvested foreign subsidiary earnings. U.S. taxes have been provided, pursuant to APB Opinion No. 23, on $27.1 million of foreign subsidiary earnings that are intended to be remitted as a dividend at some future date. Upon distribution of foreign subsidiary earnings in the form of dividends or otherwise, the Company will be subject to both U.S. income taxes and various foreign country withholding taxes.

        As of March 30, 2003, the Company had federal and state net operating loss carryforwards of approximately $216.7 and $22.3 million, respectively. The federal net operating loss carryforward will expire in various fiscal years from 2012 through 2023 if not utilized. The state net operating loss carryforward will expire in various fiscal years from 2004 through 2013 if not utilized. In addition, the Company had approximately $39.9 million of federal research and development tax credit carryforward, $1.1 million of foreign tax credit carryforward, and $3.0 million of federal alternative minimum tax credit carryforward. The federal research tax credit carryforward will expire from fiscal years 2014 through 2023 if not utilized and the foreign tax credit carryforward will expire from fiscal years 2004 to 2008 if not utilized. The Company also had available approximately $23.6 million of state income tax credit carryforward, $1.3 million of which will expire in various years between fiscal years 2007 and 2011 if not utilized. The Company also had Canadian federal and provincial net operating loss carryforwards of approximately $16.0 and $17.7 million, respectively, which will expire in various fiscal years from 2004 through 2010 if not utilized.

        Examination by the Internal Revenue Service (IRS) of the Company's income tax returns for fiscal 2000 through fiscal 2002 began in fiscal 2003. Management believes that the ultimate resolution of these examinations will not have any material adverse impact on the Company's financial condition or results of operations. During fiscal 2001, the IRS finalized its examination of the Company's income tax returns for fiscal 1995 and 1996. The finalization of the audit also included a settlement on a limited number of issues with respect to the Company's fiscal 1994, 1997 and 1998 returns. The total audit settlement did not have a material adverse impact on the Company's financial condition or results of operations.

Note 12
Segments

        The Company operated in two segments during fiscal 2003, 2002 and 2001: (1) Communications and High-Performance Logic and (2) SRAMs. The Communications and High-Performance Logic segment includes network search engines, content inspection engines, integrated communications processors, FIFOs, multi-ports, telecommunications products, clock management products and high-performance logic. The SRAMs segment consists of high-speed SRAMs.

        The accounting policies for segment reporting are the same as for the Company as a whole (see Note 1). IDT evaluates segment performance on the basis of operating profit or loss, which excludes acquisition-related costs, interest expense, interest and other income, and taxes. There are no intersegment revenues to be reported. IDT does not identify or allocate assets by operating segment, nor does the chief operating decision maker (the CEO of the Company) evaluate groups on the basis of these criteria.

        Products in the SRAMs segment have primarily commodity characteristics, including high unit sales volumes and lower ASPs and gross margins. Unit sales of products in the Communications and High-Performance Logic segment, with the exception of logic devices, tend to be lower than those in the SRAMs segment, but generally have higher ASPs and margins.

        One distributor represented 13%, 16% and 14% of revenues for fiscal 2003, 2002 and 2001, respectively. One CEM customer represented 15% of revenues in fiscal 2003. Another CEM customer accounted for 11% of revenues in fiscal 2001. The tables below provide information about the reportable segments for fiscal 2003, 2002 and 2001.

Segment Revenues

	Fiscal Year Ended
(in thousands)	March 30, 2003	March 31, 2002	April 1, 2001
Communications and High-Performance Logic	$292,495	$311,383	$683,729
SRAMs	51,383	68,434	308,060

Total revenues	$343,878	$379,817	$991,789

Segment Profit (Loss)

	Fiscal Year Ended
(in thousands)	March 30, 2003	March 31, 2002	April 1, 2001
Communications and High-Performance Logic	$(25,875)	$(9,394)	$255,194
SRAMs	(44,831)	(53,012)	77,219
Restructuring charges, asset impairment and other	(115,370)	(24,742)	—
Amortization of intangible assets	(4,024)	(14,983)	—
Acquired in-process R&D	(2,670)	(16,000)
Other operating expenses	(20,338)	(4,492)	—
Gains (losses) on equity investments, net	(6,557)	36,160	86,994
Interest expense	(514)	(1,238)	(3,134)
Interest income and other, net	19,040	38,744	46,948

Income (loss) before income taxes	$(201,139)	$(48,957)	$463,221

        The Company's significant operations outside of the United States include manufacturing facilities in Malaysia and the Philippines, design centers in Canada, China and Australia, and sales subsidiaries in Japan, Asia Pacific and Europe. Revenues from unaffiliated customers by geographic area, based on the customers' shipment locations, were as follows:

	Fiscal Year Ended
(in thousands)	March 30, 2003	March 31, 2002	April 1, 2001
Americas	$128,637	$184,151	$572,754
Europe	64,480	75,760	187,947
Japan	47,583	53,008	122,338
Asia Pacific	103,178	66,898	108,750

Total revenues	$343,878	$379,817	$991,789

        The Company's long-lived assets consist primarily of property, plant and equipment, which are summarized below by geographic area:

(in thousands)	March 30, 2003	March 31, 2002
United States	$108,834	$168,365
Malaysia	6,610	20,726
Philippines	11,523	30,467
All other countries	2,956	1,941

Total property, plant and equipment, net	$129,923	$221,499

Note 13
Derivative Financial Instruments

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

        Forecasted transactions.    The Company uses currency forward contracts to hedge exposures related to forecasted sales denominated in Japanese yen. These contracts are designated as cash flow hedges when the transactions are forecasted and in general closely match the underlying forecasted transactions in duration. The contracts are carried on the balance sheet at fair value and the effective portion of the contracts' gains and losses is recorded as other comprehensive income until the forecasted transactions occur.

        If the underlying forecasted transactions do not occur, or it becomes probable that they will not occur, the gain or loss on the related cash flow hedge is recognized immediately, in other income. For fiscal 2003 and 2002, the Company did not record any gains or losses related to forecasted transactions that did not occur or became improbable.

        The Company measures the effectiveness of hedges of forecasted transactions on at least a quarterly basis by comparing the fair values of the designated currency forward contracts with the fair values of the forecasted transactions. No ineffectiveness was recognized in earnings during fiscal 2003 or 2002.

        Firm commitments.    The Company uses currency forward contracts to hedge certain foreign currency purchase commitments, primarily in Japanese yen and the euro. These contracts are designated as fair value hedges, and changes in the fair value of the contracts are offset against changes in the fair value of the commitment being hedged, through earnings. Net gains and losses included in earnings during fiscal 2003 and 2002 were not material.

        For firm commitment hedges, the Company excludes the time value of currency forward contracts from effectiveness testing, as permitted under SFAS No. 133. For fiscal 2003 and 2002, the time value of these contracts was recorded as other income and was not significant.

        Balance sheet.    The Company also utilizes currency forward contracts to hedge currency exchange rate fluctuations related to certain foreign currency assets and liabilities. Gains and losses on these undesignated derivatives offset gains and losses on the assets and liabilities being hedged and the net amount is included in earnings. An immaterial amount of net gains and losses were included in earnings during fiscal 2003 and 2002.

        Equity investments.    The Company's policies allow for the use of derivative financial instruments to hedge the fair values of investments in publicly traded equity securities. As of March 30, 2003, the Company had not entered into this type of hedge.

Note 14
Gain (Loss) on Equity Investments, Net

        During fiscal 2001, as a result of the merger between PMC-Sierra, Inc. (PMC) and Quantum Effect Devices, Inc. (QED), IDT exchanged its QED shares for shares of PMC. Gains and losses related to these holdings are summarized below.

        Fiscal 2003.    During the second quarter of fiscal 2003, the Company recorded a $6.6 million pretax charge ($4.0 million net of tax benefits) related to its investment in PMC. The charge represented what the Company considered to be an other than temporary decline in the aggregate market value of the PMC shares in its investment portfolio.

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

Note 15
Other Assets

        Included in other assets as of March 30, 2003 is a $30.0 million preferred-stock investment in a privately held technology company. The Company initially invested in a convertible, interest-bearing financial instrument in the amount of $30.0 million in the first quarter of fiscal 2003. The instrument, in accordance with its original terms, was converted by the issuer to preferred stock in the third quarter of fiscal 2003.

Note 16
Subsequent Event

        On June 11, 2003, the Company granted approximately 7.3 million options under the 1997 and 1994 Stock Option Plans substantially all at the closing market value on June 10th of $10.80 per share, pursuant to the stock option exchange program as discussed in Note 9.

SUPPLEMENTARY FINANCIAL INFORMATION (UNAUDITED)
QUARTERLY RESULTS OF OPERATIONS

(in thousands, except per share data)

	Fiscal Year Ended March 30, 2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$91,812	$92,252	$79,010	$80,804
Gross profit (loss)	34,809	43,006	18,174	(94,174)
Net loss	(7,590)	(4,882)	(26,323)	(239,101)
Diluted net loss per share	(0.07)	(0.05)	(0.25)	(2.31)
	Fiscal Year Ended March 31, 2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$115,908	$97,117	$80,171	$86,621
Gross profit	41,674	36,927	8,045	26,588
Net income (loss)	(21,489)	(4,937)	214	(19,980)
Basic net income (loss) per share	(0.20)	(0.05)	0.00	(0.19)
Diluted net income (loss) per share	(0.20)	(0.05)	0.00	(0.19)

        During fiscal year 2003, the Company recorded restructuring and asset impairment charges of $.5 million, $1.9 million and $124.8 million in the first, third and fourth quarters, respectively. The second quarter includes an other than temporary impairment charge of $6.6 million on the Company's investment in PMC and the third quarter includes a $2.7 million IPR&D charge in connection with the acquisition of Solidum. IDT also took a 100% tax valuation allowance against its net Deferred Tax Assets in the fourth quarter of fiscal 2003.

        During fiscal year 2002, the Company recorded restructuring and asset impairment charges of $2.5 million, $19.5 million and $4.0 million in the first, third and fourth quarters, respectively. The first quarter includes a $16.0 million IPR&D charge in connection with the acquisition of Newave. The second and third quarters include a $5.1 million and $36.2 million gain on the sale of land and the Company's equity investments in Monolithic System Technology and PMC, respectively.

        For further discussion on these and other items, see Item 7. Management's Discussion and Analysis and Item 8. Notes to Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this Item with respect to the Company's Directors is incorporated herein by reference from the Company's Proxy Statement for the 2003 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended March 30, 2003, and the information required by this item with respect to the Company's executive officers is incorporated herein by reference from the section entitled "Executive Officers of the Registrant" in Part I, Item 4A of this Report.

        The information concerning compliance with Section 16 of the Securities Exchange Act of 1934 is incorporated herein by reference from the Company's Proxy Statement for the 2003 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

        The information required by this Item is incorporated herein by reference from the Company's Proxy Statement for the 2003 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this Item is incorporated herein by reference from the Company's Proxy Statement for the 2003 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item is incorporated herein by reference from the Company's Proxy Statement for the 2003 Annual Meeting of Stockholders.

ITEM 14. CONTROLS AND PROCEDURES

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

        Our management, including the chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) within 90 days prior to the filing date of this annual report. Based on that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion. There have been no significant changes in our internal controls, or in other factors that could significantly affect internal controls, subsequent to the date of their last evaluation.

PART IV

ITEM 16. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	1.	Financial Statements. See "Index to Consolidated Financial Statements" under Item 8, page 27, of this Annual Report.
	2.	Financial Statement Schedules. See Schedule II, "Valuation and Qualifying Accounts," on page 62 of this Annual Report.
	3.	Exhibits. The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this report.
Exhibit No.	Description	Page
2.1*	Agreement and Plan of Reorganization dated as of October 1, 1996, by and among the Company, Integrated Device Technology Salinas Corp. and Baccarat Silicon, Inc. (previously filed as Exhibit 2.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 1996).
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
10.10*
Master Distributor Agreement dated August 26, 1985 between the Company and Hamilton/Avnet Electronics, Division of Avnet, Inc. (previously filed as Exhibit 10.54 to the Registration Statement on Form S-1 (File Number 33-3189) ).
10.12*	1995 Executive Performance Plan (previously filed as Exhibit 10.22 to the Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 1995).**
10.13	Form of Change of Control Agreement between the Company and certain of its officers.**
10.14	Lease dated December 2002 between the Company and LaGuardia Associates relating to 710 LaGuardia Street, Salinas, California.
10.15*
Registration Rights Agreement dated as of October 1, 1996 among the Company, Carl E. Berg and Mary Ann Berg (previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the Fiscal Quarter Ended December 29, 1996).
10.16*	1997 Stock Option Plan (previously filed as Exhibit 10.23 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002.
10.17*
Purchase and Sale Agreement and Joint Escrow Instructions between the Company and Cadence Design Systems, Inc., dated December 1998 (previously filed as Exhibit 10.27 to the Registration Statement on Form S-4 as filed on March 24, 1999).
10.18*
Distributor Agreement dated June 22, 2000 between the Company and Arrow Electronics, Inc. (previously filed as Exhibit 10.18 to the Annual Report on Form 10-K for the fiscal year ended April 1, 2001).***

10.20*
Lease between the Company and S.I. Hahn, LLC dated February 2000 relating to 2901 Coronado Drive, Santa Clara, California (previously filed as Exhibit 10.20 to the Annual Report on Form 10-K for the fiscal year ended April 2, 2000).
10.21*	Non-Qualified Deferred Compensation Plan effective November 1, 2000 (previously filed as Exhibit 10.21 to the Annual Report on Form 10-K for the fiscal year ended April 1, 2001).**
10.22*	Employment Contract between IDT and Gregory Lang (previously filed as Exhibit 10.22 to the Quarterly Report on Form 10-Q for the fiscal quarter ended December 30, 2001.**
21.1	Subsidiaries of the Company.
23.1	Consent of PricewaterhouseCoopers LLP.
99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
This exhibit was previously filed with the Commission as indicated and is incorporated herein by reference.

**
This exhibit is a management contract or compensatory plan or arrangement.

***
Confidential treatment has been requested for certain portions of this document pursuant to an application for confidential treatment sent to the Securities and Exchange Commission (SEC). Such portions have been redacted and marked with a triple asterisk. The non-redacted version of this document has been sent to the SEC.

(b)
Reports on Form 8-K: The Company did not file any reports on Form 8-K during the fourth quarter of the fiscal year covered by this report.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRATED DEVICE TECHNOLOGY, INC. Registrant
June 19, 2003	By:	/s/ GREGORY S. LANG Gregory S. Lang President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ GREGORY S. LANG Gregory S. Lang	Chief Executive Officer, President and Director (Principal Executive Officer)	June 19, 2003
/s/ CLYDE R. HOSEIN Clyde R. Hosein	Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	June 19, 2003
/s/ JOHN C. BOLGER John C. Bolger	Director	June 19, 2003
/s/ FEDERICO FAGGIN Federico Faggin	Chairman of the Board and Director	June 19, 2003
/s/ KENNETH KANNAPPAN Kenneth Kannappan	Director	June 19, 2003
/s/ JOHN SCHOFIELD John Schofield	Director	June 19, 2003
/s/ JERRY G. TAYLOR Jerry G. Taylor	Director	June 19, 2003

CERTIFICATION

I, Gregory S. Lang, certify that:

1.
I have reviewed this annual report on Form 10-K of Integrated Device Technology, Inc. (the "registrant");

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (Evaluation Date); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 19, 2003

/s/ GREGORY S. LANG Gregory S. Lang Chief Executive Officer

CERTIFICATION

I, Clyde R. Hosein, certify that:

1.
I have reviewed this annual report on Form 10-K of Integrated Device Technology, Inc. (the "registrant");

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (Evaluation Date); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 19, 2003

/s/ CLYDE R. HOSEIN Clyde R. Hosein Chief Financial Officer

SCHEDULE II

INTEGRATED DEVICE TECHNOLOGY, INC.
VALUATION AND QUALIFYING ACCOUNTS

(dollars in thousands)	Balance at Beginning of Period	Additions Charged (Credited) to Costs and Expenses	Charged (Credited) to Other Accounts	Deductions and Write-offs	Balance at End of Period
Allowance for returns and doubtful accounts
Year ended April 1, 2001	6,045	67	11,184	(7,501)	9,795
Year ended March 31, 2002	9,795	(2,872)	(1,872)	(2,203)	2,848
Year ended March 30, 2003	2,848	(839)	1,065	(1,467)	1,607
Inventory reserves
Year ended April 1, 2001	35,437	17,179	—	(15,419)	37,197
Year ended March 31, 2002	37,197	71,887	—	(24,836)	84,248
Year ended March 30, 2003	84,248	47,657	—	(66,223)	65,682
Tax valuation allowance
Year ended April 1, 2001	97,353	(36,334)	(14,694)	—	46,325
Year ended March 31, 2002	46,325	—	15,664	—	61,989
Year ended March 30, 2003(1)	61,989	172,962	10,580	—	245,531

(1)
Balance at end of period includes approximately $48.3 million for deferred tax assets that are attributable to stock option deductions arising from activity under the Company's stock option plans, the benefits of which will increase capital in excess of par value when realized. This activity is reported above in the "Charged (Credited) to Other Accounts" column.

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
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT ACCOUNTANTS
  Consolidated Balance Sheets
  Consolidated Statements of Operations
  Consolidated Statements of Cash Flows
Consolidated Statements of Stockholders' Equity
  Notes to Consolidated Financial Statements
  SUPPLEMENTARY FINANCIAL INFORMATION (UNAUDITED) QUARTERLY RESULTS OF OPERATIONS
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. CONTROLS AND PROCEDURES
PART IV
  ITEM 16. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATION
SCHEDULE II INTEGRATED DEVICE TECHNOLOGY, INC. VALUATION AND QUALIFYING ACCOUNTS