Form 10-Q
period 2003-06-29
INTEGRATED DEVICE TECHNOLOGY INC
filed 2003-08-12
CIK 703361

QuickLinks -- Click here to rapidly navigate through this document

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2003
OR
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes ☒    No ☐

        The number of outstanding shares of the registrant's Common Stock, $.001 par value, as of July 28, 2003, was approximately 104,112,000.

PART I FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three months ended
	Jun. 29, 2003	Jun. 30, 2002
Revenues	$83,045	$91,812
Cost of revenues	48,724	57,003

Gross profit	34,321	34,809
Operating expenses:
Research and development	25,366	30,241
Selling, general and administrative	18,243	20,426
Amortization of intangibles	82	156

Total operating expenses	43,691	50,823

Operating loss	(9,370)	(16,014)
Interest expense	(92)	(131)
Interest income and other, net	4,224	5,923

Loss before income taxes	(5,238)	(10,222)
Benefit from income taxes	(486)	(2,632)

Net loss	$(4,752)	$(7,590)

Basic net loss per share	$(0.05)	$(0.07)
Diluted net loss per share	$(0.05)	$(0.07)
Weighted average shares:
Basic	103,872	104,232
Diluted	103,872	104,232

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED; IN THOUSANDS)

	Jun. 29, 2003	Mar. 30, 2003
Assets
Current assets:
Cash and cash equivalents	$166,365	$144,400
Short-term investments	404,258	410,425
Accounts receivable, net	42,705	40,111
Inventories, net	34,286	41,189
Prepayments and other current assets	23,161	29,420

Total current assets	670,775	665,545
Property, plant and equipment, net	123,467	129,923
Goodwill and other intangibles, net	46,950	47,266
Other assets	38,401	38,578

Total assets	$879,593	$881,312

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$15,836	$17,514
Accrued compensation and related expenses	13,264	11,020
Deferred income on shipments to distributors	17,925	17,911
Income taxes payable	33,265	32,280
Other accrued liabilities	18,590	20,120

Total current liabilities	98,880	98,845
Long-term obligations	21,813	23,775

Total liabilities	120,693	122,620
Stockholders' equity:
Common stock and additional paid-in capital	809,282	806,629
Deferred stock compensation	(2,255)	(2,633)
Treasury stock	(180,751)	(180,751)
Retained earnings	126,011	130,763
Accumulated other comprehensive income	6,613	4,684

Total stockholders' equity	758,900	758,692

Total liabilities and stockholders' equity	$879,593	$881,312

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED; IN THOUSANDS)

	Three months ended
	Jun. 29, 2003	Jun. 30, 2002
Operating activities
Net loss	$(4,752)	$(7,590)
Adjustments:
Depreciation and amortization	11,721	19,422
Amortization of intangible assets	316	942
Merger-related stock compensation	362	495
Restructuring charges	145	—
Loss on sale of property, plant and equipment	—	41
Changes in assets and liabilities:
Accounts receivable	(2,594)	3,705
Inventories	6,903	(104)
Prepayments and other assets	6,436	1,196
Accounts payable	(1,678)	(471)
Accrued compensation and related expenses	2,244	2,306
Deferred income on shipments to distributors	14	(6,949)
Income taxes payable	985	(2,966)
Other accrued liabilities	(2,104)	(825)

Net cash provided by operating activities	17,998	9,202

Investing activities
Purchases of property, plant and equipment	(5,377)	(7,785)
Proceeds from sales of property, plant and equipment	—	157
Purchases of marketable securities	(109,705)	(64,360)
Proceeds from sales and maturities of marketable securities	117,411	105,000
Purchases of other investments	—	(30,000)

Net cash provided by investing activities	2,329	3,012

Financing activities
Issuance of common stock, net	2,669	3,522
Repurchases of common stock	—	(29,815)
Payments on capital leases and other debt	(1,031)	(1,257)

Net cash provided by (used for) financing activities	1,638	(27,550)

Net increase (decrease) in cash and cash equivalents	21,965	(15,336)
Cash and cash equivalents at beginning of period	144,400	256,172

Cash and cash equivalents at end of period	$166,365	$240,836

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

        These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended March 30, 2003. The results of operations for the three-month period ended June 29, 2003 are not necessarily indicative of the results to be expected for the full year. Certain prior-period amounts have been reclassified to conform to the current presentation.

Note 2
Loss Per Share

        Loss per share has been computed using weighted-average common shares outstanding in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share."

        Net loss per share for the three-month periods ended June 29, 2003 and June 30, 2002 is based only on weighted average shares outstanding. Incremental shares related to the assumed exercise of stock options for the three months ended June 29, 2003 and June 30, 2002 of 0.9 million and 3.0 million, respectively, have been excluded, as their effect would be antidilutive. Total stock options outstanding, including antidilutive options, were 17.1 million and 18.6 million at June 29, 2003 and June 30, 2002, respectively.

Note 3
Stock-based Employee Compensation

        The Company accounts for its stock option plans and employee stock purchase plan in accordance with the intrinsic value method prescribed in the Accounting Principles Board's (APB) Opinion No. 25, "Accounting for Stock Issued to Employees."

        In December 2002, SFAS No. 148 amended SFAS No. 123 to require more prominent, tabular disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation. The Company's pro forma information for the three months ended June 29,

2003, and June 30, 2002, which assumes amortization of the estimated fair values over the options' vesting periods, follows:

	Three months ended
(in thousands)	Jun. 29, 2003	Jun. 30, 2002
Reported net loss	$(4,752)	$(7,590)
Add: Stock-based compensation included in reported net loss	362	495
Deduct: Stock-based employee compensation expense determined under a fair-value based method for all awards, net of tax (1)	(14,089)	(11,419)

Pro forma net loss	$(18,479)	$(18,514)

Pro forma net loss per share:
Basic	$(0.18)	$(0.18)
Diluted	$(0.18)	$(0.18)
Reported net loss per share:
Basic	$(0.05)	$(0.07)
Diluted	$(0.05)	$(0.07)

(1)
Assumes tax rate of 0% for fiscal 2004 and 39.7% for fiscal 2003

        During the third quarter of fiscal 2003, the Company completed a voluntary stock option exchange program for its eligible employees. The Company's chief executive officer, president, board of directors and employees within certain non-U.S. jurisdictions were not eligible to participate in this program. Under the exchange offer program, IDT employees were given the opportunity to voluntarily exchange unexercised vested and unvested stock options previously granted to them that had an exercise price of $11.01 or more. The offer to exchange expired on December 6, 2002. Of the approximately 1,900 employees who were eligible, approximately 1,200 participated. Of the approximately 12.6 million stock options eligible for exchange, approximately 10.1 million options were tendered by participants in the offer and were canceled by the Company. On June 11, 2003, the Company granted approximately 7.3 million options, substantially all at the closing market value on June 10th of $10.80 per share, as a result of the exchange program. The exchange program did not result in the recording of any compensation expense in the consolidated statement of operations.

Note 4
Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations related to the retirement of tangible long-lived assets and associated asset retirement costs. Adoption of SFAS No. 143 was required for IDT in Q1 2004. The Company's adoption did not have a material impact on its financial position or results of operations and cash flows.

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

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based

Compensation," and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. The Company adopted the disclosure provisions of SFAS No. 148 in its annual financial statements for fiscal 2003 and has included the required interim disclosures in Note 3.

        In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities (FIN 46)." FIN 46 requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and to provide certain disclosures. A variable interest entity is defined as an entity in which the equity investors do not have the characteristics of a controlling interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from the other parties. As of June 29, 2003, the Company had no investments which would require consolidation under FIN 46.

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

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is generally first effective for IDT's second fiscal quarter 2004. As of June 29, 2003, the Company had no financial instruments within the scope of this pronouncement.

Note 5
Cash Equivalents and Investments

        Cash equivalents are highly liquid investments with original maturities of three months or less at the time of purchase. All of the Company's investments are classified as available for sale at June 29, 2003 and March 30, 2003. Available-for-sale investments are classified as short-term investments, as these investments generally consist of highly marketable securities that are intended to be available to meet current cash requirements. Investment securities classified as available-for-sale are reported at market value, and net unrealized gains or losses are recorded in accumulated comprehensive income, a separate component of stockholders' equity, until realized. Realized gains and losses on non-equity investments are computed based upon specific identification and are included in interest income and other, net. Management evaluates investments on a regular basis to determine if an other-than- temporary impairment has occurred.

Note 6
Inventories, Net

        Inventories (net of reserves of $54.3 million and $65.7 million at June 29, 2003 and March 30, 2003, respectively) are summarized as follows:

(in thousands)	Jun. 29, 2003	Mar. 30, 2003
Raw materials	$2,567	$2,816
Work-in-process	22,996	26,944
Finished goods	8,723	11,429

Total inventories, net	$34,286	$41,189

Note 7
Goodwill and Other Intangible Assets

        Goodwill is reviewed annually for impairment (or more frequently if indicators of impairment arise). The Company completed its annual impairment assessment in the fourth quarter of fiscal 2003 and concluded that goodwill was not impaired. For purposes of this assessment, the Company identified two reporting units, (1) Communications and High-Performance Logic and (2) SRAMs. All Company goodwill relates to the Communications and High-Performance Logic reporting unit.

        Goodwill and identified intangible assets relate to the Company's acquisition of Newave Semiconductor Corp. (Newave) in April 2001 and Solidum Systems in October 2002. Balances as of June 29, 2003 and March 30, 2003 are summarized as follows:

	Jun. 29, 2003
(in thousands)	Gross assets	Accumulated amortization	Net assets
Goodwill	$40,218	$—	$40,218

Identified intangible assets:
Existing technology	5,662	(480)	5,182
Trademark	2,240	(690)	1,550
Non-compete agreement	650	(650)	—

Subtotal, identified intangible assets	8,552	(1,820)	6,732

Total goodwill and identified intangible assets	$48,770	$(1,820)	$46,950

	Mar. 30, 2003
(in thousands)	Gross assets	Accumulated amortization	Net assets
Goodwill	$40,218	$—	$40,218

Identified intangible assets:
Existing technology	5,662	(246)	5,416
Trademark	2,240	(608)	1,632
Non-compete agreement	650	(650)	—

Subtotal, identified intangible assets	8,552	(1,504)	7,048

Total goodwill and identified intangible assets	$48,770	$(1,504)	$47,266

        Amortization expense for identified intangibles is summarized below:

	Three months ended
(in thousands)	Jun. 29, 2003	Jun. 30, 2002
Existing technology	$234	$786
Other identified intangibles	82	156

Total	$316	$942

        During the fourth quarter of fiscal 2003, the Company determined that certain intangible assets related to IDT's acquisition of Newave, specifically existing technology, had become impaired as the estimated future undiscounted cash flows were not deemed sufficient to recover the carrying value of the asset. Accordingly, the Company recorded a $13.5 million charge to cost of sales to adjust the existing technology asset to its estimated fair value.

        The amounts allocated to existing technology are being amortized over an estimated useful life of seven years. Other identified intangibles are being amortized over estimated useful lives of two to seven years. Estimated future amortization expense is $0.9 million for the remaining nine months of fiscal 2004. For fiscal 2005 through 2008, estimated future amortization expense is $1.3 million per year and for fiscal year 2009 $0.5 million.

Note 8
Other Assets

        Included in other assets as of June 29, 2003 and March 30, 2003 is a $30.0 million preferred-stock investment in a privately held technology company. This was an interest-bearing financial instrument which was converted by the issuer to preferred stock in the third quarter of fiscal 2003.

Note 9
Restructuring and Asset Impairment

        The Company's revenue declined measurably in the third quarter of fiscal 2003. During the fourth quarter of fiscal 2003, taking this drop off into consideration as well as the persistent weak global and industry economic conditions, the Company revised its near and medium term revenue expectations downward significantly. The Company also reviewed corresponding key assumptions in its overall strategic business and manufacturing capacity plans. These material changes in the Company's outlook and plans, which IDT was first able to quantify in the fourth quarter fiscal 2003 budgeting process, triggered an impairment review of its long-lived assets. The Company's review indicated that estimated future undiscounted cash flows would not be sufficient to recover the carrying values of certain manufacturing-related assets. As a result, IDT recorded impairment charges of $107.9 million (including $8.3 million in research and development expenses) to write down these assets to their estimated fair market values based primarily on independent appraisals.

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

        Also in fiscal 2003, in response to continued weakness in the semiconductor industry, the Company incurred $5.8 million in restructuring charges substantially related to workforce reduction actions affecting almost all organizations in the Company. Of this amount, $2.3 million was specifically identified as restructuring and included as part of cost of revenues.

        Reserve balances related to these fiscal 2003 actions and charges are summarized in the table below:

(in thousands)	Severance and other termination benefits	Lease and other exit related costs
Remaining balance, March 30, 2003	$1,817	$231
New charges	126	430
Cash payments	(1,908)	(142)
Non-cash charges	—	(145)

Remaining balance, June 29, 2003	$35	$374

        During the first fiscal quarter of 2004, as IDT continued to execute on its restructuring plans announced in the fourth fiscal quarter of 2003, the Company incurred additional restructuring charges of $0.6 million, primarily consisting of lease and other exit related costs.

        In fiscal 2002, IDT announced plans to consolidate its wafer manufacturing operations and recorded an asset impairment charge of $17.4 million in the third fiscal quarter. The Company also recorded restructuring charges, consisting primarily of reductions in force, of $2.5 million, $2.0 million and $4.0 million in the first, third and fourth quarters, respectively. Production at the Salinas, California manufacturing facility was phased out during Q1 2003 and transferred to the Company's Hillsboro, Oregon facility. Assets held for sale in the amount of $10.7 million, representing the estimated net realizable value of the Salinas building, land and manufacturing equipment assets, are included in prepayments and other current assets as of June 29, 2003. The Company plans to reassess the carrying value of these assets on a quarterly basis until they are sold or otherwise disposed of (See Note 14). Because of fluctuating market conditions for older wafer fabrication facilities and equipment, adjustments in future periods may be necessary.

Note 10
Comprehensive Loss

        The components of comprehensive loss were as follows:

(in thousands)	Jun. 29, 2003	Jun. 30, 2002
Net loss	$(4,752)	$(7,590)
Currency translation adjustments	421	950
Change in unrealized gain or loss on derivatives, net of taxes	(31)	(81)
Net gain (loss) on investments, net of taxes	1,539	(561)

Comprehensive loss	$(2,823)	$(7,282)

        The components of accumulated other comprehensive income were as follows:

(in thousands)	Jun. 29, 2003	Mar. 30, 2003
Cumulative translation adjustments	$(734)	$(1,155)
Unrealized gain on derivatives	—	31
Unrealized gain on investments	7,347	5,808

Total accumulated other comprehensive income	$6,613	$4,684

Note 11
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

        If the underlying forecasted transactions do not occur, or it becomes probable that they will not occur, the gain or loss on the related cash flow hedge is recognized immediately, in other income. For the first three months of fiscal 2004 and 2003, the Company did not record any gains or losses related to forecasted transactions that became improbable or did not occur.

        The Company measures the effectiveness of hedges of forecasted transactions on at least a quarterly basis by comparing the fair values of the designated currency forward contracts with the fair values of the forecasted transactions. No ineffectiveness was recognized in earnings during the first three months of fiscal 2004 and 2003.

        Firm commitments.    The Company uses currency forward contracts to hedge certain foreign currency purchase commitments, primarily in Japanese yen and the euro. These contracts are designated as fair value hedges, and changes in the fair value of the contracts are offset against changes in the fair value of the commitment being hedged, through earnings. Net gains and losses included in earnings during the first three months of fiscal 2004 and 2003 were not material.

        For firm commitment hedges, the Company excludes the time value of currency forward contracts from effectiveness testing, as permitted under SFAS No. 133. For the first three months of fiscal 2004 and 2003, the time value of these contracts was recorded as other income and was not significant.

        Balance sheet.    The Company also utilizes currency forward contracts to hedge currency exchange rate fluctuations related to certain foreign currency assets and liabilities. Gains and losses on these undesignated derivatives offset gains and losses on the assets and liabilities being hedged and the net amount is included in earnings. An immaterial amount of net gains and losses were included in earnings during the first three months of fiscal 2004 and 2003.

        Equity investments.    The Company's policies allow for the use of derivative financial instruments to hedge the fair values of investments in publicly traded equity securities. As of June 29, 2003, the Company had not entered into this type of hedge.

Note 12
Industry Segments

        The Company operates in two segments: (1) Communications and High-Performance Logic and (2) SRAMs and Other. The Communications and High-Performance Logic segment includes FIFOs and multi-ports, communications applications-specific standard products (ASSPs) and high-performance logic and clock management devices. The SRAMs and Other segment consist mainly of high-speed SRAMs.

        The tables below provide information about these segments for the three-month periods ended June 29, 2003 and June 30, 2002:

Revenues by segment

	Three months ended
(in thousands)	Jun. 29, 2003	Jun. 30, 2002
Communications and High-Performance Logic	$71,860	$78,430
SRAMs and Other	11,185	13,382

Total consolidated revenues	$83,045	$91,812

Loss by segment

	Three months ended
(in thousands)	Jun. 29, 2003	Jun. 30, 2002
Communications and High-Performance Logic	$1,485	$(5,399)
SRAMs and Other	(9,303)	(4,738)
Restructuring and asset impairment	(556)	—
Amortization of intangible assets	(316)	(942)
Other operating expenses	(680)	(4,935)
Interest income and other	4,224	5,923
Interest expense	(92)	(131)

Loss before income taxes	$(5,238)	$(10,222)

Note 13
Guarantees

        The Company maintains a reserve for obligations it incurs under its product warranty program. The standard warranty period offered is one year. Management estimates the fair value of its warranty liability based on actual past warranty claims experience, its policies regarding customer warranty returns and other estimates about the timing and disposition of product returned under the program. Activity for the Company's warranty reserve, which is included as part of "Other accrued liabilities" on the Condensed Consolidated Balance Sheet, for the three months ended June 29, 2003 is summarized below:

(in thousands)
Balance as of March 30, 2003	$468
Accruals for warranties issued	161
Settlements	(229)
Accruals related to pre-existing warranties (including changes in estimates)	242

Balance as of June 29, 2003	$642

Note 14
Subsequent Event

        On August 5, 2003, the Company entered into an agreement to sell its decommissioned manufacturing facility in Salinas, California. The agreement provides for the sale of IDT's facility on approximately 7.8 acres of land for $6.1 million. The agreement also provides the buyer six, separate 30-day options to purchase an adjacent, vacant lot for an additional cost of approximately $1.6 million on the same terms and conditions as the initial purchase. There is a 60 to 90 day feasibility period in which certain customary contingencies must be cleared before the transaction can be closed.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        All references are to our fiscal quarters ended June 29, 2003 (Q1 2004), March 30, 2003 (Q4 2003) and June 30, 2002 (Q1 2003), unless otherwise indicated. Quarterly financial results may not be indicative of the financial results of future periods.

        This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements involve a number of risks and uncertainties. These include, but are not limited to: operating results; new product introductions and sales; competitive conditions; capital expenditures and resources; manufacturing capacity utilization; customer demand and inventory levels; intellectual property matters; and the risk factors set forth in the section "Factors Affecting Future Results." As a result of these risks and uncertainties, actual results could differ from those anticipated in the forward-looking statements. Unless otherwise required by law, we undertake no obligation to publicly revise these statements for future events or new information after the date of this Report on Form 10-Q.

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

        We believe that the following accounting policies are "critical" as defined by the Securities and Exchange Commission, in that they are both highly important to the portrayal of our financial condition and results, and require difficult management judgments and assumptions about matters that are inherently uncertain. We also have other important policies, including those related to revenue recognition and concentration of credit risk, as discussed in the Notes to the Consolidated Financial Statements, which are included in the Company's Annual Report on Form 10-K for the fiscal year ended March 30, 2003.

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

        Inventories.    Inventories are recorded at the lower of standard cost (which generally approximates actual cost on a first-in, first-out basis) or market value. Among other inventory-related reserves, we record reserves for obsolete and excess inventory based on our forecasts of demand over specific future time horizons. Actual market conditions and demand levels in the volatile semiconductor markets that we serve may vary from our forecasts, potentially impacting our inventory reserves and resulting in material effects on our gross margin.

        Valuation of Long-Lived Assets and Goodwill.    We own and operate our own manufacturing facilities and have also acquired businesses in recent years. As a result, we have significant property, plant and equipment, goodwill and other intangible assets. We evaluate these items for impairment on an annual basis, or sooner if events or changes in circumstances indicate that carrying values may not be recoverable. Triggering events for impairment reviews may include adverse industry or economic trends, restructuring actions, lowered projections of profitability, or a sustained decline in our market capitalization. Evaluations of possible impairment and, if applicable, adjustments to carrying values, require us to estimate, among other factors, future cash flows, useful lives and fair market values of our reporting units and assets. Actual results may vary from our expectations. We recorded asset impairment charges of $121.4 million and $17.4 million in fiscal 2003 and 2002, respectively.

        In connection with our adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," we completed a transitional goodwill impairment review as of the beginning of fiscal 2003 and an annual impairment review during the fourth quarter of fiscal 2003. Neither review found impairment. Under our accounting policy, we plan to perform an annual review in the fourth quarter of each future fiscal year, or more often if indicators of impairment exist. Our annual reviews consider estimates of the fair value of our reporting units, and may include analyses of projected discounted cash flows, using management's estimates of future revenues and expenses over a multi-year horizon. As of June 29, and March 30, 2003, our assets included $40.2 million in goodwill related to the acquisitions of Newave and Solidum.

RESULTS OF OPERATIONS

        Revenues (Q1 2004 compared to Q1 2003).    Our revenues for Q1 2004 were $83.0 million, a decrease of $8.8 million or 9.5% compared to Q1 2003.

        In Q1 2004, revenues for our Communications and High Performance Logic segment, (which includes FIFOs and multiports, communications applications-specific standard products (ASSPs), and high-performance logic and timing products) declined by $6.6 million or 8.4% compared to Q1 2003. A small increase in units sold was more than offset by declines in average selling price (ASP) per unit. Revenues for the SRAMs and Other segment declined by $2.2 million or 16.4%, as both units sold and ASPs declined.

        Revenues (Q1 2004 compared to Q4 2003).    Between Q4 2003 and Q1 2004, revenues increased by $2.2 million or 2.8%. This followed a comparable increase in revenue in Q4 2003, when revenues grew by 2.3% sequentially.

        In Q1 2004, revenue growth was primarily generated by products in our Communications and High Performance Logic segment which grew by $3.7 million or 5.5% from Q4 2003, as increased unit sales outpaced declines in ASPs. Revenues for our SRAMs and Other segment decreased by $1.5 million or 12.0%, primarily related to lower ASPs.

        Revenues (recent trends and outlook).    As noted above, revenues grew sequentially for the second consecutive quarter in Q1 2004, as growth in units sold offset declines in ASPs. While there are some indications of stabilization in certain markets we serve, our order visibility remains poor. Our customers continue to face a cautious demand environment, as concerns about overall economic conditions and corporate profitability dampen capital spending in the markets (both corporate and service provider networks) that they serve. In response to these market conditions, we believe our customers continue to carry reduced inventory levels, defer placing firm purchase orders for as long as possible, and demand that products be delivered on very short lead times. These factors, together with further increases in the percentage of our sales under consignment programs, reduce our firm order backlog for immediately recognizable revenue and limit the visibility we might have on revenue in future periods. In the near-term, we currently anticipate that revenues in our second quarter of fiscal 2004 will be flat with or decline somewhat from the levels recorded in Q1 2004.

        Gross Profit (Q1 2004 compared to Q1 2003).    Gross profit for Q1 2004 decreased slightly to $34.3 million versus $34.8 million in Q1 2003. However, gross profit margin as a percentage of revenue increased to 41.3% in Q1 2004 versus 37.9% in Q1 2003 on the lower revenue base.

        Gross profit was adversely impacted by lower revenue levels in Q1 2004, as discussed above and by lower allocations of manufacturing costs to R&D. From a gross margin perspective, these adverse impacts were mostly offset by:

  •
  Lower manufacturing spending (including lower depreciation expenses of approximately $7 million related to the asset impairment charges taken in Q4 2003);

  •
  Lower non-recurring costs, as charges of $3.6 million (primarily retention bonuses) related to closing our Salinas manufacturing facility one year ago did not recur in Q1 2004; and

  •
  Better manufacturing utilization, as a result of having ceased operations at the Salinas site and consolidated wafer manufacturing in our Hillsboro, Oregon, facility.

        Gross Profit (Q1 2004 compared to Q4 2003).    Gross profit of $34.3 million for Q1 2004 compares to a loss of $94.2 million in Q4 2003. As a percent of sales, gross profit margin improved to 41.3% in Q1 2004 versus (116.5%) in Q4 2003.

        Gross profit in Q4 2003 included $114.1 million in restructuring, asset impairment, and other costs (see Note 9 to the Condensed Consolidated Financial Statements). Beyond these nonrecurring Q4 2003 costs, the sequential change in gross profit in Q1 2004 reflects:

  •
  Better utilization of our manufacturing infrastructure, as we saw both increased production in our Hillsboro wafer facility and higher revenues during Q1 2004;

  •
  Lower manufacturing spending, including lower depreciation and other expenses related to the impairment charges and restructuring actions taken in Q4 2003; and

  •
  Lower allocations of manufacturing costs to R&D that partially offset the above improvements.

        In Q1 2004, we estimate that gross profit benefited by approximately $2 million related to the sale of inventory previously reserved as excess.

        Throughout fiscal 2004, possible further improvement in gross profit will remain primarily dependent on better business conditions, increases in revenue, and improved levels of capacity utilization.

        Research and development.    For Q1 2004, research and development (R&D) expenses totaled $25.4 million, a decrease of $14.0 million and $4.9 million compared to Q4 2003 and Q1 2003, respectively.

        R&D spending in Q1 2004 benefited from restructuring and other cost reduction measures implemented by the company in Q4 2003 and prior periods. In Q4 2003, we incurred an $8.3 million impairment charge on development-related assets and additional charges of $0.8 million (primarily severance) related to various cost-reduction measures. These charges did not recur, and, in addition, in Q1 2004 we realized savings in depreciation, labor and manufacturing expense allocations as a result of these Q4 2003 actions. Manufacturing costs allocated to R&D also declined in Q1 due to improved utilization at our Hillsboro site, as the proportion of site activities dedicated to production rather than R&D increased.

        The decline in R&D spending from Q1 2003 to Q1 2004 is generally due to the same factors, partially offset by increased development costs associated with the Company's acquisition of Solidum Systems.

        We currently expect R&D spending to remain essentially flat in Q2 2004 compared with Q1 2004.

        Selling, general and administrative.    In Q1 2004, selling, general and administrative (SG&A) expenses were $18.2 million, a decrease of $2.2 million compared to Q1 2003 and a decrease of $2.3 million compared to Q4 2003.

        SG&A spending in Q4 2003 reflects non-recurring charges of $1.5 million, compared with residual charges of $0.2 million in Q1 2004. The charges (mostly severance) relate to a reduction in force and other cost reduction measures, which resulted in reduced labor, facilities, and other costs beginning in Q1 2004. Savings in our sales, marketing, and information technology organizations during Q1 2004 were partially offset by higher spending on outside legal services, and by an increase in bad debt reserves.

        The $2.2 million decrease in SG&A spending from Q1 2003 to Q1 2004 relates primarily to savings in labor and other headcount-related expenses as a result of multiple reductions in force throughout fiscal 2003. Q1 2003 also had higher spending for sales conferences and other sales promotion activities, but lower bad debt expenses, compared with Q1 2004.

        We currently expect SG&A spending to be essentially flat in Q2 2004 compared with Q1 2004.

        Amortization of intangibles.    As a result of our adoption of SFAS No. 142, amortization of certain intangibles, primarily goodwill, ceased as of the beginning of fiscal 2003. Other identified intangibles related to the Newave and Solidum acquisitions are being amortized over estimated useful lives of two to seven years, also using the straight-line method. Expense associated with the amortization of these intangible assets was $0.3 million in Q1 2004, down from $0.9 million in Q1 2003 and $1.1 million in Q4 2003. The reduced expense in Q1 2004 relates primarily to the $13.5 million asset impairment charge we recorded in Q4 2003 to impair existing technology assets acquired from Newave Semiconductor Corp. in April 2001 (see Note 9 to the Condensed Consolidated Financial Statements).

        Interest income and other, net.    Changes in interest income and other, net are summarized as follows:

(in thousands)	Q1 2004	Q4 2003	Q1 2003
Interest income	$3,976	$3,568	$5,637
Other income, net	248	312	286

Interest income and other, net	$4,224	$3,880	$5,923

        Interest income increased by $0.4 million in Q1 2004 compared to Q4 2003. Offsetting lower average interest rates on our investment portfolio, we recorded a nonrecurring benefit of $0.7 million in connection with interest on a state tax refund. From Q1 2003 to Q1 2004, interest income declined due to lower average interest rates and lower invested balances.

        Provision for taxes.    We recorded a 100% valuation allowance in the fourth quarter of fiscal 2003 against our net deferred tax assets and, accordingly, we recorded no tax benefit for tax losses and tax credits generated during Q1 2004. The tax benefit for Q1 2004 includes, however, $0.8 million for a state tax refund we received related to the 1995 tax year. We do not expect to recognize tax benefits on future operating losses until a sufficient level of profitability is achieved. Going forward, we currently expect to record a quarterly tax expense which relates to income generated in certain foreign tax jurisdictions.

        Due mainly to the effects of non-deductible, merger-related costs, the effective tax rate in Q1 2003 was a benefit of 25.7%.

Liquidity and Capital Resources

        Our cash, cash equivalents and investments, excluding our shares of PMC Sierra, were $566.7 million at June 29, 2003, an increase of $14.0 million compared to March 30, 2003. Long- and short-term debt, excluding operating leases, was $8.7 million as of June 29, 2003.

        Net cash provided by operating activities was $18.0 million in Q1 2004, compared to $9.2 million in Q1 2003. Our net losses in both periods were more than offset by adjustments for non-cash depreciation and amortization expenses and changes in working capital balances. Despite lower depreciation and amortization in Q1 2004, cash from operating activities increased versus Q1 2003, driven by reduced inventory balances and larger decreases in prepayments and other assets. Deferred income on shipments to distributors was also relatively flat in Q1 2004 compared to a decline in Q1 2003 as distributor inventories declined. Partially offsetting these improvements were higher accounts receivable balances in Q1 2004 and higher payments against restructuring and other accrued liabilities.

        Investing activities provided $2.3 million in Q1 2004. Capital purchases in the period were $5.4 million, including $2.9 million in lease buyouts. In Q1 2004, net proceeds from the sale of marketable securities were $7.7 million. In Q1 2003, principally for strategic technology reasons, we invested $30.0 million in an interest bearing financial instrument with a privately held technology related company which was converted into preferred shares in Q3 2003. This investment largely offset net proceeds of $40.6 million from sales and maturities of marketable securities during Q1 2003.

        Financing activities provided $1.6 million in Q1 2004. Issuance of common stock under employee programs more than offset capital lease and other debt payments. Financing activities for Q1 2003 used $27.6 million as we repurchased $29.8 million of our common stock.

        We currently anticipate capital expenditures of approximately $35 million during fiscal 2004, depending upon business conditions, to be financed primarily through cash generated from operations and existing cash and investments. This estimate includes the $5.4 million in capital expenditures incurred during Q1 2004.

        The Company did not enter into any new contractual arrangements during the three-month period ended June 29, 2003 which would materially change the timing and effects of commitments on our liquidity and cash flow in future periods. For additional information see our Annual Report on Form 10-K for the year ended March 30, 2003.

        We believe that existing cash and investment balances, together with cash flows from operations, will be sufficient to meet our working capital and capital expenditure needs through fiscal 2004 and 2005. We may choose to investigate other financing alternatives; however, we cannot be certain that additional financing will be available on satisfactory terms.

Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations related to the retirement of tangible long-lived assets and associated asset retirement costs. Adoption of SFAS No. 143 was required for IDT in Q1 2004. The Company's adoption did not have a material impact on its financial position or results of operations and cash flows.

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

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. The Company adopted the disclosure provisions of SFAS No. 148 in its annual financial statements for fiscal 2003 and has included the required interim disclosures in Note 3 to the Condensed Consolidated Financial Statements.

        In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities (FIN 46)." FIN 46 requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and to provide certain disclosures. A variable interest entity is defined as an entity in which the equity investors do not have the characteristics of a controlling interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from the other parties. As of June 29, 2003, the Company had no investments which would require consolidation under FIN 46.

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

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is generally first effective for IDT's second fiscal quarter 2004. As of June 29, 2003, the Company had no financial instruments within the scope of this pronouncement.

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

  •
  competitive pricing pressures;

  •
  changes in the demand for and mix of our products;

  •
  complex manufacturing and logistics operations;

  •
  availability and costs of raw materials, and of foundry and other manufacturing services;

  •
  costs associated with other events, such as intellectual property disputes, or other litigation; and

  •
  political and economic conditions in various geographic areas.

        In addition, many of these factors also impact our ability to recover the carrying value of certain manufacturing, tax, goodwill, and other tangible and intangible assets. As business conditions change, future writedowns or abandonment of these assets may occur. In fiscal 2003, we recorded impairment charges totaling $197.2 million for certain manufacturing, research and development, intangible and tax assets.

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

        Demand for our products depends primarily on demand in the communications markets.    The majority of our products are incorporated into customers' systems in enterprise/carrier class network, wireless infrastructure and access network applications. A smaller percentage of our products also serve in customers' computer storage, computer-related, and other applications. Customer applications for our products have historically been characterized by rapid technological change and significant fluctuations in demand. Demand for most of our products, and therefore revenue, depends on growth in the communications market, particularly in the data networking and wireless telecommunications infrastructure markets and, to a lesser extent, the computer-related markets. Any slowdown in these markets could materially adversely affect our operating results, as evidenced by conditions in fiscal 2002 and 2003.

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

        We are dependent on a concentrated group of customers for a significant part of our revenues.    We are dependent on a limited number of original equipment manufacturer (OEM) end-customers, and our future results depend significantly on the strategic relationships we have formed with them. If these relationships were to diminish, and if these customers were to develop their own solutions or adopt a competitor's solution instead of buying our products, our results could be adversely affected. For example, any diminished relationship with Cisco or other key customers could adversely affect our results. We estimate that when all channels of distribution are considered, Cisco represented approximately 20-25% of our total revenues for fiscal 2003.

        Many of our end-customer OEMs has outsourced their manufacturing to a concentrated group of global contract electronic manufacturers (CEMs) who then buy product directly from us on behalf of the OEM. CEMs are achieving more autonomy in the design win, product qualification and product purchasing decisions, especially for commodity products. Furthermore, these CEMs have generally been centralizing their global procurement processes. This has had the effect of concentrating a significant percentage of our revenue with a small number of companies. Competition for the business of these CEMs is intense and there is no assurance we can remain competitive and retain our existing market share within these customers. If these companies were to allocate a higher share of commodity or second source business to our competitors instead of buying our products, our results would be adversely affected. Furthermore, as these CEMs represent a growing percentage of our overall business, our concentration of credit and other business risks with these customers has increased. Competition among global CEMs is intense, they operate on extremely thin margins, and their financial condition, on average, has declined during the current industry downturn. If any one or more of these global CEMs were to file for bankruptcy or otherwise experience significantly adverse financial conditions, our business would be adversely impacted as well. One CEM, Celestica, accounted for approximately 15% of our revenue for fiscal 2003.

        Finally, we utilize a relatively small number of global and regional distributors around the world, who buy product directly from us on behalf of their customers. If our business relationships were to diminish or any one or more of these global distributors were to file for bankruptcy or otherwise experience significantly adverse financial conditions, our business could be adversely impacted. One distributor represented 13% of revenues for fiscal 2003.

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

        Much of our manufacturing capability is relatively fixed in nature.    Much of our manufacturing cost structure remains relatively fixed and large and rapid swings in demand for our products can make it difficult to efficiently utilize this capacity on a consistent basis. Significant downturns, as we have recently experienced, will result in material under utilization of our manufacturing facilities while sudden upturns could leave us short of capacity and unable to capitalize on incremental revenue opportunities. These swings and the resulting under utilization of our manufacturing capacity or inability to procure sufficient capacity to meet end customer demand for our products will cause material fluctuations in the gross margins we report and could have a material adverse affect thereon.

        We build most of our products based on estimated demand forecasts.    Demand for our products can change rapidly and without advance notice. Demand and our visibility on demand for our products can also be affected by changes in our customer's levels of inventory and differences in the timing and order patterns between them and their end customers. If demand forecasts are inaccurate or change suddenly, we may be left with large amounts of unsold products, may not be able to fill all orders in the short term and may not be able to accurately forecast capacity utilization and other important business metrics. This can leave us holding excess and obsolete inventory or unable to meet customer short-term demands all of which can have an adverse impact on our operating results.

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

        International operations add increased volatility to our operating results.    A substantial percentage of our revenues are derived from international sales, as summarized below:

(percentage of total revenues)	First three months of fiscal 2004	Twelve months of fiscal 2003	Twelve months of fiscal 2002
Americas	31%	37%	48%
Asia Pacific	33%	30%	18%
Japan	20%	14%	14%
Europe	16%	19%	20%

Total	100%	100%	100%

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

        Finally, in support of our international operations, a portion of our cash and investment portfolio resides offshore. At June 29, 2003, we had cash and investments of approximately $44.4 million invested overseas in accounts belonging to various IDT foreign operating entities. While these amounts are primarily invested in US dollars, a portion is held in foreign currencies, and all offshore balances are exposed to local political, banking, and other risks.

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

        We are exposed to potential impairment charges on investments.    From time to time, we have made strategic investments in other companies, both public and private. If the companies that we invest in are unable to execute their plans and succeed in their respective markets, we may not benefit from such investments, and we could potentially lose all of the amounts we invest. In addition, we evaluate our portfolio, including non-marketable equity securities, on a regular basis to determine if impairments have occurred. Impairment charges could have a material impact on our results of operations in any period. As of June 29, 2003, we carried approximately $33.9 million of such investments, including $3.9 million in marketable equity securities and $30.0 million in other assets.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our interest rate risk relates primarily to our investment portfolio, which consisted of $166.4 million in cash and cash equivalents and $400.3 million in short-term investments as of June 29, 2003. By policy, we limit our exposure to longer-term investments, and a substantial majority of our investment portfolio has maturities of less than two years. As a result of the relatively short duration of our portfolio, a hypothetical 10% change in interest rates would have an insignificant effect on our financial position, results of operations or cash flows. We do not currently use derivative financial instruments in our investment portfolio.

        By policy, we mitigate the credit risk to our investment portfolio through diversification and for, debt securities, adherence to high credit-rating standards.

        We have minimal interest rate risk with respect to debt; our balance sheet at June 29, 2003 includes only $8.7 million in debt.

        We are exposed to foreign currency exchange rate risk as a result of international sales, assets and liabilities of foreign subsidiaries, and capital purchases denominated in foreign currencies. We use derivative financial instruments (primarily forward contracts) to help manage our foreign currency exchange exposures. We do not enter in derivatives for trading purposes. We performed a sensitivity analysis for both fiscal 2003 and the first three months of fiscal 2004 and determined that a 10% change in the value of the U.S. dollar would have an insignificant near-term impact on our financial position, results of operations or cash flows.

ITEM 4. CONTROLS AND PROCEDURES

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

        As of June 29, 2003, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level. There have been no significant changes in our internal controls over financial reporting during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II    OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  The following exhibits are filed herewith:

Exhibit number	Description
10.19	Agreement For Purchase And Sale Of Real Property Between Baccarat Silicon, Inc. and Dan Caputo Co. dated August 5, 2003.
31.1	Certificates of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 11, 2003.
32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to section 18 U.S.C. section 1350 dated August 11, 2003.
  (b)
  Reports on Form 8-K:

Date Filed	Description
4/23/2003	Financial Information for Integrated Device Technology, Inc. for the quarter and fiscal year ended March 30, 2003 and forward-looking statements relating to fiscal year 2004 as presented in a press release of April 23, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRATED DEVICE TECHNOLOGY, INC.
Date: August 12, 2003	/s/ GREGORY S. LANG Gregory S. Lang President and Chief Executive Officer (duly authorized officer)
Date: August 12, 2003	/s/ CLYDE R. HOSEIN Clyde R. Hosein Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

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