Form 10-Q
period 2003-09-28
INTEGRATED DEVICE TECHNOLOGY INC
filed 2003-11-06
CIK 703361

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2003
OR
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

        The number of outstanding shares of the registrant's Common Stock, $.001 par value, as of Oct. 27, 2003, was approximately 104,830,000.

PART I FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three months ended		Six months ended
	Sep. 28, 2003	Sep. 29, 2002	Sep. 28, 2003	Sep. 29, 2002
Revenues	$80,777	$92,252	$163,822	$184,064
Cost of revenues	42,201	49,246	90,925	106,249

Gross profit	38,576	43,006	72,897	77,815

Operating expenses:
Research and development	25,716	29,384	51,082	59,625
Selling, general and administrative	18,320	20,018	36,645	40,600
Acquired in-process research and development	264	—	264	—

Total operating expenses	44,300	49,402	87,991	100,225

Operating loss	(5,724)	(6,396)	(15,094)	(22,410)
Gain (loss) on equity investments	3,151	(6,557)	3,151	(6,557)
Interest expense	(118)	(129)	(210)	(260)
Interest income and other, net	3,142	5,231	7,366	11,154

Income (loss) before income taxes	451	(7,851)	(4,787)	(18,073)
Benefit from income taxes	(699)	(2,969)	(1,185)	(5,601)

Net income (loss)	$1,150	$(4,882)	$(3,602)	$(12,472)

Basic net income (loss) per share	$0.01	$(0.05)	$(0.03)	$(0.12)
Diluted net income (loss) per share	$0.01	$(0.05)	$(0.03)	$(0.12)
Weighted average shares:
Basic	104,210	103,091	104,041	103,662
Diluted	106,148	103,091	104,041	103,662

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED; IN THOUSANDS)

	Sep. 28, 2003	Mar. 30, 2003
Assets
Current assets:
Cash and cash equivalents	$176,519	$144,400
Short-term investments	391,429	410,425
Accounts receivable, net	40,950	40,111
Inventories, net	33,414	41,189
Prepayments and other current assets	20,781	29,420

Total current assets	663,093	665,545
Property, plant and equipment, net	122,561	129,923
Goodwill and other intangibles, net	54,278	47,266
Other assets	37,344	38,578

Total assets	$877,276	$881,312

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$16,323	$17,514
Accrued compensation and related expenses	11,885	11,020
Deferred income on shipments to distributors	16,082	17,911
Income taxes payable	33,095	32,280
Other accrued liabilities	19,406	20,120

Total current liabilities	96,791	98,845
Long-term obligations	20,359	23,775

Total liabilities	117,150	122,620
Stockholders' equity:
Common stock and additional paid-in capital	812,686	806,629
Deferred stock based compensation	(1,862)	(2,633)
Treasury stock	(180,751)	(180,751)
Retained earnings	127,161	130,763
Accumulated other comprehensive income	2,892	4,684

Total stockholders' equity	760,126	758,692

Total liabilities and stockholders' equity	$877,276	$881,312

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED; IN THOUSANDS)

	Six months ended
	Sep. 28, 2003	Sep. 29, 2002
Operating activities
Net loss	$(3,602)	$(12,472)
Adjustments:
Depreciation and amortization	24,356	38,761
Amortization of intangible assets	802	1,884
Acquired in-process research and development	264	—
Merger-related stock-based compensation	721	990
Impairment loss on equity investments	—	6,557
Non-cash restructuring and other	164	—
Loss on sale of property, plant and equipment	—	42
Changes in assets and liabilities:
Accounts receivable	(839)	(5,482)
Inventories	7,775	7,458
Prepayments and other assets	9,873	195
Accounts payable	(1,191)	1,194
Accrued compensation and related expenses	865	(1,312)
Deferred income on shipments to distributors	(1,829)	(15,726)
Income taxes payable	815	(4,572)
Other accrued liabilities	(1,319)	(6,377)

Net cash provided by operating activities	36,855	11,140

Investing activities
Purchases of property, plant and equipment	(17,120)	(16,375)
Purchase of assets under synthetic lease	—	(64,369)
Proceeds from sales of property, plant and equipment	—	209
Purchases of marketable securities	(230,846)	(399,841)
Proceeds from sales and maturities of marketable securities	247,272	425,570
Acquisition of technology	(8,078)	—
Purchases of other investments	—	(30,000)

Net cash used for investing activities	(8,772)	(84,806)

Financing activities
Issuance of common stock	6,107	6,566
Repurchases of common stock	—	(40,443)
Payments on capital leases and other debt	(2,071)	(3,215)

Net cash provided by (used for) financing activities	4,036	(37,092)

Net increase (decrease) in cash and cash equivalents	32,119	(110,758)
Cash and cash equivalents at beginning of period	144,400	256,172

Cash and cash equivalents at end of period	$176,519	$145,414

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

        These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended March 30, 2003. The results of operations for the three-and six-month periods ended September 28, 2003 are not necessarily indicative of the results to be expected for the full year. Certain prior-period amounts have been reclassified to conform to the current presentation.

Note 2
Net Income (Loss) Per Share

        Net income (loss) per share has been computed using weighted-average common shares outstanding in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share."

	Three months ended		Six months ended
(in thousands)	Sep. 28, 2003	Sep. 29, 2002	Sep. 28, 2003	Sep. 29, 2002
Weighted average common shares outstanding	104,210	103,091	104,041	103,662
Dilutive effect of employee stock options	1,938	—	—	—

Weighted average common shares outstanding, assuming dilution	106,148	103,091	104,041	103,662

        Net income (loss) per share for the three month period ended September 29, 2002 and the six-month periods ended September 28, 2003 and September 29, 2002 is based only on weighted average shares outstanding. Stock options based equivalent shares for these periods, of 1.4 million, 1.2 million, and 2.2 million, respectively were excluded from the calculation of diluted earnings per share, as their effect would be antidilutive in net loss periods. Employee stock options to purchase 3.7 million shares for the three month period ended September 28, 2003, were outstanding, but were excluded from the calculation of diluted earnings per share because the exercise price of the stock options was greater than the average share price of the common shares and therefore, the effect would be antidilutive.

Note 3
Stock-Based Employee Compensation

        The Company accounts for its stock option plans and employee stock purchase plan in accordance with the intrinsic value method prescribed in the Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). In certain instances, primarily in connection with acquisitions, the Company records stock-based employee compensation cost in net income (loss). The following table illustrates the effect on net income (loss) and income (loss) per share if we had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to stock-based employee compensation.

	Three months ended		Six months ended
(in thousands)	Sep. 28, 2003	Sep. 29, 2002	Sep. 28, 2003	Sep. 29, 2002
Reported net income (loss)	$1,150	$(4,882)	$(3,602)	$(12,472)
Add: Stock-based compensation included in reported net income (loss)	359	495	721	990
Deduct: Stock-based employee compensation expense determined under a fair-value based method for all awards, net of tax (1)	(11,061)	(12,276)	(25,150)	(23,695)

Pro forma net loss	$(9,552)	$(16,663)	$(28,031)	$(35,177)

Pro forma net loss per share:
Basic	$(0.09)	$(0.16)	$(0.27)	$(0.34)
Diluted	$(0.09)	$(0.16)	$(0.27)	$(0.34)
Reported net income (loss) per share:
Basic	$0.01	$(0.05)	$(0.03)	$(0.12)
Diluted	$0.01	$(0.05)	$(0.03)	$(0.12)

(1)
Assumes tax rate of 0% for fiscal 2004 and 39.7% for fiscal 2003

        During the third quarter of fiscal 2003, the Company completed a voluntary stock option exchange program for its eligible employees. The Company's chief executive officer, president, board of directors and employees within certain non-U.S. jurisdictions were not eligible to participate in this program. Under the exchange offer program, IDT employees were given the opportunity to voluntarily exchange unexercised vested and unvested stock options previously granted to them that had an exercise price of $11.01 or more. The offer to exchange expired on December 6, 2002. Of the approximately 1,900 employees who were eligible, approximately 1,200 participated. Of the approximately 12.6 million stock options eligible for exchange, approximately 10.1 million options were tendered by participants in the offer and were canceled by the Company. On June 11, 2003, the Company granted approximately 7.3 million options as a result of the exchange program. The exchange program did not result in the recording of any compensation expense in the consolidated statement of operations.

Note 4
Recent Accounting Pronouncements

        In November 2002, the EITF reached a consensus on Issue No. 00-21 (EITF 00-21), "Revenue Arrangements with Multiple Deliverables," which provides guidance on the timing and method of revenue recognition for arrangements that include the delivery of more than one product or service. EITF 00-21 is effective for arrangements entered into in periods beginning after June 15, 2003. The Company's adoption did not have a material impact on its financial position or results of operations.

        In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities (FIN 46)." FIN 46 requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and to provide certain disclosures. A variable interest entity is defined as an entity in which the equity investors do not have the characteristics of a controlling interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from the other parties. As of September 28, 2003, the Company had no investments which would require consolidation under FIN 46.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts. This statement is effective for contracts entered into or modified after June 30, 2003. The Company's adoption did not have a material impact on its financial position or results of operations.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003. As of September 28, 2003, the Company had no financial instruments within the scope of this pronouncement.

Note 5
Cash Equivalents and Investments

        Cash equivalents are highly liquid investments with original maturities of three months or less at the time of purchase. All of the Company's investments are classified as available-for-sale at September 28, 2003 and March 30, 2003. Available-for-sale investments are classified as short-term investments, as these investments generally consist of highly marketable securities that are intended to be available to meet current cash requirements. Investment securities classified as available-for-sale are reported at market value, and net unrealized gains or losses are recorded in accumulated other comprehensive income, a separate component of stockholders' equity, until realized. Realized gains and losses on non-equity investments are computed based upon specific identification and are included in interest income and other, net. Management evaluates investments on a regular basis to determine if an other-than-temporary impairment has occurred.

Note 6
Inventories, Net

        Inventories (net of reserves of $41.9 million and $65.7 million at September 28, 2003 and March 30, 2003, respectively) are summarized as follows:

(in thousands)	Sep. 28, 2003	Mar. 30, 2003
Raw materials	$2,578	$2,816
Work-in-process	22,195	26,944
Finished goods	8,641	11,429

Total inventories, net	$33,414	$41,189

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

        In August 2003, the Company acquired certain technology for use in high-speed packet processing from IBM in a transaction, immaterial in value, that does not constitute a business combination. The principal identifiable intangible assets acquired were existing technology and customer relationship. In process technology acquired was expensed at the date of acquisition. The fair values assigned are based on estimates and assumptions provided by management, and other information compiled by management, including a third-party valuation that utilized established valuation techniques appropriate for the high technology industry. In addition, incremental amounts will be paid if the seller achieves certain product development milestones within an agreed upon period and if the sales of product incorporating the acquired technology reach certain thresholds.

        Goodwill and identified intangible assets relate to the Company's acquisition of Newave Semiconductor Corp. (Newave) in April 2001, Solidum Systems (Solidum) in October 2002, and the technology discussed above in August 2003. Balances as of September 28, 2003 and March 30, 2003 are summarized as follows:

	Sep. 28, 2003
(in thousands)	Gross assets	Accumulated amortization	Net assets
Goodwill	$40,218	$—	$40,218
Identified intangible assets:
Existing technology	8,986	(769)	8,217
Customer relationship	3,452	(58)	3,394
Trademark	2,240	(770)	1,470
Non-compete agreement	1,625	(676)	949
Backlog and training	63	(33)	30

Subtotal, identified intangible assets	16,366	(2,306)	14,060

Total goodwill and identified intangible assets	$56,584	$(2,306)	$54,278

	Mar. 30, 2003
(in thousands)	Gross assets	Accumulated amortization	Net assets
Goodwill	$40,218	$—	$40,218
Identified intangible assets:
Existing technology	5,662	(246)	5,416
Trademark	2,240	(608)	1,632
Non-compete agreement	650	(650)	—

Subtotal, identified intangible assets	8,552	(1,504)	7,048

Total goodwill and identified intangible assets	$48,770	$(1,504)	$47,266

        The tables above exclude the effects of impairment charges of $13.5 million recorded in Q4 2003.

        Amortization expense for identified intangibles is summarized below:

	Three months ended		Six months ended
(in thousands)	Sep. 28, 2003	Sep. 29, 2002	Sep. 28, 2003	Sep. 29, 2002
Existing technology	289	786	523	1,572
Customer relationship	58	—	58	—
Trademark	80	—	162	—
Other identified intangibles	59	156	59	312

Total	486	942	802	1,884

        Based on the identified intangible assets recorded at September 28, 2003, the future amortization expense of identified intangibles for the next five fiscal years is as follows (in thousands):

Year ending March,	Amount
Remainder of fiscal 2004	1,493
2005	2,927
2006	2,927
2007	2,769
2008	2,611
Thereafter	1,333

Total	14,060

Note 8
Non-Marketable Equity Securities

        Included in other assets as of September 28, 2003 and March 30, 2003 is a $30.0 million preferred-stock investment in a privately held technology company. This was an interest-bearing financial instrument which was converted by the issuer to preferred stock in the third quarter of fiscal 2003.

Note 9
Gain (Loss) on Equity Investments, Net

        During the quarter ended September 28, 2003, the Company sold its remaining shares in PMC-Sierra, Inc. (PMC) and recorded a $3.2 million, net gain. During the quarter ended September 29, 2002, the Company recorded a $6.6 million pretax charge ($4.0 million net of tax benefits) related to its investment in PMC. The charge represented what the Company considered to be an other-than-temporary decline in the aggregate market value of its PMC shares.

Note 10
Comprehensive Loss

        The components of comprehensive loss were as follows:

	Three months ended		Six months ended
(in thousands)	Sep. 28, 2003	Sep. 29, 2002	Sep. 28, 2003	Sep. 29, 2002
Net income (loss)	$1,150	$(4,882)	$(3,602)	$(12,472)
Currency translation adjustments	388	59	809	1,009
Change in unrealized gain (loss) on derivatives, net of taxes	—	122	(31)	41
Change in net unrealized gain (loss) on investments, net of taxes*	(4,109)	3,677	(2,570)	3,116

Comprehensive loss	$(2,571)	$(1,024)	$(5,394)	$(8,306)

* Realized gain on sale of PMCS shares	3,151	—	3,151	—
* Other-than-temporary loss realized on PMCS shares, net of tax	—	(4,000)	—	(4,000)

        The components of accumulated other comprehensive income were as follows:

(in thousands)	Sep. 28, 2003	Mar. 30, 2003
Cumulative translation adjustments	$(346)	$(1,155)
Unrealized gain on derivatives	—	31
Unrealized gain on investments	3,238	5,808

Total accumulated other comprehensive income	$2,892	$4,684

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

        Forecasted transactions.    From time to time, the Company uses currency forward contracts to hedge exposures related to forecasted sales denominated in Japanese yen. These contracts are designated as cash flow hedges when the transactions are forecasted and in general closely match the underlying forecasted transactions in duration. The contracts are carried on the balance sheet at fair value and the effective portion of the contracts' gains and losses is recorded as other comprehensive income until the forecasted transaction occurs.

        If the underlying forecasted transactions do not occur, or it becomes probable that they will not occur, the gain or loss on the related cash flow hedge is recognized immediately, in other income. For the first three and six months of fiscal 2004 and 2003, the Company did not record any gains or losses related to forecasted transactions that became improbable or did not occur.

        The Company measures the effectiveness of hedges of forecasted transactions on at least a quarterly basis by comparing the fair values of the designated currency forward contracts with the fair values of the forecasted transactions. No ineffectiveness was recognized in earnings during the first three and six months of fiscal 2004 and 2003.

        Firm commitments.    As needed, the Company uses currency forward contracts to hedge certain foreign currency purchase commitments, primarily in Japanese yen and the euro. These contracts are designated as fair value hedges, and changes in the fair value of the contracts are offset against changes in the fair value of the commitment being hedged, through earnings. Net gains and losses included in earnings during the first three and six months of fiscal 2004 and 2003 were not significant.

        For firm commitment hedges, the Company excludes the time value of currency forward contracts from effectiveness testing, as permitted under SFAS No. 133. For the first three and six months of fiscal 2004 and 2003, the time value of these contracts was recorded as other income and were not significant.

        Balance sheet.    The Company also utilizes currency forward contracts to hedge currency exchange rate fluctuations related to certain foreign currency assets and liabilities. Gains and losses on these undesignated derivatives offset gains and losses on the assets and liabilities being hedged and the net amount is included in earnings. An immaterial amount of net gains and losses were included in earnings during the first three and six months of fiscal 2004 and 2003.

        Equity investments.    The Company's policies allow for the use of derivative financial instruments to hedge the fair values of investments in publicly traded equity securities. As of September 28, 2003, the Company had not entered into this type of hedge.

Note 12
Industry Segments

        The Company operates in two segments: (1) Communications and High-Performance Logic and (2) SRAMs. The Communications and High-Performance Logic segment includes FIFOs and multi-ports, communications applications-specific standard products (ASSPs) and high-performance logic and clock management devices. The SRAMs segment consists of high-speed SRAMs.

        The tables below provide information about these segments for the three and six month periods ended September 28, 2003 and September 29, 2002:

Revenues by segment

	Three months ended		Six months ended
(in thousands)	Sep. 28, 2003	Sep. 29, 2002	Sep. 28, 2003	Sep. 29, 2002
Communications and High-Performance Logic	$68,183	$79,563	$140,043	$157,993
SRAMs	12,594	12,689	23,779	26,071

Total consolidated revenues	$80,777	$92,252	$163,822	$184,064

Income (Loss) by segment

	Three months ended		Six months ended
(in thousands)	Sep. 28, 2003	Sep. 29, 2002	Sep. 28, 2003	Sep. 29, 2002
Communications and High-Performance Logic	$3,999	$5,545	$5,484	$146
SRAMs	(7,579)	(9,451)	(16,881)	(14,189)
Restructuring and asset impairment	(752)	—	(1,333)	—
Amortization of intangible assets	(486)	(942)	(802)	(1,884)
Amortization of deferred stock-based compensation	(359)	(495)	(721)	(990)
Facility closure costs and other	(283)	(1,053)	(577)	(5,493)
Acquired in-process research and development	(264)	—	(264)	—
Gain (loss) on equity investments	3,151	(6,557)	3,151	(6,557)
Interest income and other	3,142	5,231	7,366	11,154
Interest expense	(118)	(129)	(210)	(260)

Income (loss) before income taxes	$451	$(7,851)	$(4,787)	$(18,073)

Note 13
Guarantees

        We indemnify certain customers, distributors, and subcontractors for attorney fees and damages awarded against these parties in certain circumstances in which our products are alleged to infringe third party intellectual property rights, including patents, registered trademarks, or copyrights. The terms of our indemnification obligations are generally perpetual from the effective date of the agreement. In certain cases, there are limits on and exceptions to our potential liability for indemnification relating to intellectual property infringement claims. We cannot estimate the amount of potential future payments, if any, that we might be required to make as a result of these agreements. We have not paid any claim or been required to defend any claim related to our indemnification obligations, and accordingly, we have not accrued any amounts for our indemnification obligations. However, there can be no assurances that we will not have any future financial exposure under these indemnification obligations.

        The Company maintains a reserve for obligations it incurs under its product warranty program. The standard warranty period offered is one year. Management estimates the fair value of its warranty liability based on actual past warranty claims experience, its policies regarding customer warranty returns and other estimates about the timing and disposition of product returned under the program. Activity for the Company's warranty reserve, which is included as part of "Other accrued liabilities" on the Condensed Consolidated Balance Sheet, for the six months ended September 28, 2003, is summarized below:

(In thousands)
Balance as of March 30, 2003	$468
Accruals for warranties issued	244
Settlements	(244)
Accruals related to pre-existing warranties (including changes in estimates)	20

Balance as of September 28, 2003	$488

Note 14
Subsequent Event

        On October 24, 2003, the Company closed escrow on the sale of its decommissioned manufacturing facility in Salinas, California. In connection with the closing, the Company received $6.1 million. In addition, the Company received $10,000 for an additional 30 day option for the buyer to purchase an adjacent, vacant lot for an additional cost of $1.6 million.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        All references are to our fiscal quarters ended September 28, 2003 (Q2 2004), June 29, 2003 (Q1 2004) and September 29, 2002 (Q2 2003), unless otherwise indicated. Quarterly financial results may not be indicative of the financial results of future periods.

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

        We believe that the following accounting policies are "critical" as defined by the Securities and Exchange Commission, in that they are both highly important to the portrayal of our financial condition and results, and require difficult management judgments and assumptions about matters that are inherently uncertain. We also have other important policies, including those related to revenue recognition and concentration of credit risk, however, these policies do meet the definition of critical accounting policies because they do not generally require us to make estimates or judgments that are difficult or subjective. These policies are discussed in the Notes to the Consolidated Financial Statements, which are included in the Company's Annual Report on Form 10-K for the fiscal year ended March 30, 2003.

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

        In connection with our adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," we completed a transitional goodwill impairment review as of the beginning of fiscal 2003 and an annual impairment review during the fourth quarter of fiscal 2003. Neither review found impairment. Under our accounting policy, we plan to perform an annual review in the fourth quarter of each future fiscal year, or more often if indicators of impairment exist. Our annual reviews consider estimates of the fair value of our reporting units, and may include analyses of projected discounted cash flows, using management's estimates of future revenues and expenses over a multi-year horizon. As of September 28, and March 30, 2003, our assets included $40.2 million in goodwill related to the acquisitions of Newave Semiconductor Corp. (Newave) and Solidum Systems Inc. (Solidum).

RESULTS OF OPERATIONS

        Revenues (Q2 2004 compared to Q2 2003).    Our revenues for Q2 2004 were $80.8 million, $11.5 million or 12.4% lower than the same quarter one year ago.

        In Q2 2004, revenues for our Communications and High Performance Logic segment, (which includes FIFOs and multiports, communications applications-specific standard products (ASSPs), and high-performance logic and timing products) were down $11.4 million or 14.3% compared to Q2 2003. Though total units sold were up, the increase was more than offset by declines in average selling price (ASP) per unit. Revenues for the SRAMs segment were essentially flat on considerably higher units sold but lower ASP.

        Revenues (Q2 2004 compared to Q1 2004).    Our revenues for Q2 2004 were sequentially lower by $2.3 million or 2.7%.

        Between Q1 2004 and Q2 2004 revenues in our Communications and High Performance Logic segment declined by approximately 5%. Despite unit growth in certain product areas, such as our IP Coprocessors, overall units were lower due to declines in other segment products, such as our industry standard logic. Adjusting for product mix, ASP declined sequentially, but at a lower rate than in previous quarters. SRAM revenues increased $1.4 million in Q2 2004 compared to Q1 2004 on higher unit volumes, despite lower ASP.

        Revenues (First six months of fiscal 2004 compared to first six months of fiscal 2003).    Our revenues year-to-date for fiscal 2004 were $163.8 million compared with $184.1 million for the first six months of fiscal 2003, a $20.2 million, or 11.0% decline.

        For both of our product segments, increases in unit volumes shipped were more than offset by declines in ASP. Revenue for our Communications and High Performance Logic segment declined by $17.9 million or 11.4%, while revenues for our SRAMs segment declined by $2.3 million or 8.8%.

        Revenues (recent trends and outlook).    While there are some indications of stabilization in certain markets we serve, customers continue to defer placing firm purchase orders for as long as possible and demand that products be delivered on very short lead times. These customer patterns, combined with a growing percentage of revenue generated through consignment programs, reduce our firm order backlog for immediately recognizable revenue and limit the visibility we might otherwise have on revenue in future periods. In the near-term, however, we currently anticipate that revenues in our third quarter of fiscal 2004 will be slightly higher from the levels recorded in Q2 2004.

        Gross Profit (Q2 2004 compared to Q2 2003).    Gross profit for Q2 2004 decreased to $38.6 million from $43.0 million in Q2 2003. Gross profit margin as a percentage of revenue increased to 47.8% in Q2 2004 versus 46.6% in Q2 2003.

        Gross profit was adversely impacted by lower revenue levels in Q2 2004, as discussed above, and by lower allocations of manufacturing costs to R&D. From a gross margin percentage perspective, these adverse impacts were offset by:

  •
  Lower manufacturing spending (including lower depreciation expenses of approximately $7 million related to the asset impairment charges taken in Q4 2003); and

  •
  Better manufacturing utilization related to ramping capacity at our Hillsboro, Oregon wafer-fabrication facility.

        Gross Profit (Q2 2004 compared to Q1 2004)    Gross profit for Q2 2004 increased to $38.6 million from $34.3 million in Q1 2004. As a percentage of revenue, gross profit margin improved to 47.8% in Q2 2004 versus 41.3% in Q1 2004.

        Although gross profit was adversely impacted by the lower revenue levels in Q2 2004, it benefited from better utilization of our manufacturing infrastructure.

        Gross Profit (first six months of 2004 compared to the first six months of 2003).    Gross profit for the first six months of 2004 decreased to $72.9 million from $77.8 million in the first six months of 2003. However, gross profit margin as a percentage of revenue increased to 44.5% for the first six months of 2004 versus 42.3% for the first six months of 2003 despite the lower revenue base.

        Gross profit was adversely impacted by lower revenue levels in the first six months of 2004, as discussed above, and by lower allocations of manufacturing costs to R&D. From a gross margin percentage perspective, these adverse impacts were offset by:

  •
  Lower manufacturing spending (including lower depreciation expenses of approximately $7 million per quarter related to the asset impairment charges taken in Q4 2003);

  •
  Lower non-recurring costs, as charges of $3.6 million (primarily retention bonuses) related to closing our Salinas manufacturing facility in Q1 2003 did not recur in 2004; and

  •
  Better manufacturing utilization, as a result of having ceased operations at the Salinas site and consolidated wafer manufacturing in our Hillsboro wafer-fabrication facility.

        In Q2 2004, we estimate that gross profit received zero benefit from the sale of inventory previously reserved as excess. For the first six months of 2004, we estimate that gross profit benefited by approximately $2 million from the sale of inventory previously reserved as excess.

        Throughout fiscal 2004, any further improvement in gross profit will remain primarily dependent on better business conditions, increases in revenue, and improved levels of capacity utilization.

        Research and development.    For Q2 2004, research and development (R&D) expenses totaled $25.7 million, a decrease of $3.7 million and an increase of $0.4 million compared to Q2 2003 and Q1 2004, respectively.

        R&D spending in Q2 2004 was lower than the same quarter one year ago primarily due to asset impairments and restructuring and other cost control measures implemented by the company in the second half of fiscal year 2003, including the closure of our Dallas Design Center. We realized savings in depreciation, labor and manufacturing expense allocations as a result of these actions. Partially offsetting these benefits were higher costs attributable to our acquisition of Solidum Systems in Q3 2003. R&D spending in Q2 2004 was higher than in Q1 2004 mostly due to higher costs incurred for outside design services.

        For the first six months of fiscal 2004, R&D spending decreased by $8.5 million compared to the same period in fiscal 2003. In addition to those changes for Q2 2004 compared to Q2 2003, further described above, deferred stock-based compensation expense in connection with our acquisition of Newave was also lower in the first six months of fiscal 2004 than the same period for fiscal 2003.

        We currently expect R&D spending to remain essentially flat or decrease slightly in Q3 2004 compared with Q2 2004.

        Selling, general and administrative.    In Q2 2004, selling, general and administrative (SG&A) expenses were $18.3 million, a decrease of $1.7 million compared to Q2 2003 and essentially flat compared to Q1 2004.

        SG&A spending in Q2 2004 includes restructuring and other exit related charges of $0.7 million, compared with zero comparable charges in the same quarter one year ago. The charges (mostly severance) relate to a reduction in force and lease exit and moving costs realized in the period, some of which relate to our Q4 2003 restructuring plan. Compared with Q2 2003, bad debt reserves were also higher in Q2 2004. These increased costs were essentially offset by savings resulting from restructuring and other cost reduction actions taken in Q3 and Q4 of fiscal year 2003.

        For the first six months of fiscal 2004, SG&A spending decreased by $4.0 million compared to the same period in fiscal 2003. The decrease is due primarily to the same reasons as those described above in the comparison between Q2 2004 and Q2 2003.

        We currently anticipate SG&A spending to remain essentially flat in Q3 2004 compared with Q2 2004.

        Acquired in-process research and development.    In connection with our acquisition of technology from IBM during the quarter ended September 28, 2003, we recorded a $0.3 million charge for acquired in-process research and development (IPR&D). The allocation of the purchase price to IPR&D was determined by identifying technologies that had not attained technological feasibility and that did not have future alternative uses.

        Gain (Loss) on equity investments    During the quarter ended September 28, 2003, the Company sold its remaining shares of PMC Sierra (PMC). In connection with the sale, the Company recorded a net gain of $3.2 million. During the quarter ended September 29, 2002, the Company recorded a $6.6 million pretax charge ($4.0 million net of tax benefits) also related to its investment in PMC. The charge represented what the Company considered to be an other-than-temporary decline in the aggregate market value of its PMC shares.

        Interest income and other, net.    In Q2 2004, interest income and other, net, was $3.1 million, a decrease of $2.1 million compared to Q2 2003 and down $1.1 million compared to Q1 2004. The decrease in Q2 2004 as compared to Q1 2004 was primarily driven by lower average interest rates on our investment portfolio and was slightly offset by a non-recurring benefit of $0.2 million in connection with interest on a tax refund. From Q2 2003 to Q2 2004, interest income and other, net, declined primarily due to lower average interest rates and, to a lesser extent, due to lower invested balances.

        Provision for taxes.    We recorded a 100% valuation allowance in the fourth quarter of fiscal 2003 against our net deferred tax assets and, accordingly, we recorded no tax benefit for tax losses and tax credits generated during Q2 2004 or the six months then ended. The tax benefit for Q2 and Q1 2004 includes, however, $1.3 million and $0.8 million, respectively, for tax refunds we received related to previous tax years. We do not expect to recognize tax benefits on future operating losses until a sufficient level of profitability is achieved. Going forward, we currently expect to record a quarterly tax expense which relates to income generated in certain foreign tax jurisdictions.

Liquidity and Capital Resources

        Our cash, cash equivalents and investments were $567.9 million at September 28, 2003, an increase of $13.1 million compared to March 30, 2003. Long and short-term debt, excluding operating leases, was $7.7 million as of September 28, 2003, a decrease of $2.0 million compared to March 30, 2003.

        Net cash provided by operating activities was $36.9 million for the first six months of fiscal 2004, compared to $11.1 million for the same period in fiscal 2003. During the first six months of fiscal 2004, cash provided by non-cash related adjustments to net income, such as depreciation, and by changes in working capital balances more than offset our net loss. The adverse year-to-date impact on cash provided by operating activities due to deferred distributor income declined from $15.7 million in 2003 to $1.8 million in 2004, due to stabilizing levels of distributor channel inventory.

        Net cash used for investing activities was $8.8 million in the first six months of fiscal 2004, compared to $84.8 million for the same period in fiscal 2003. In Q2 2004, we made the initial payment in relation to the acquisition of technology from IBM. In Q1 2003, we invested $30.0 million in preferred shares of a privately held technology related company. In addition, in Q2 2003, we terminated the synthetic lease related to our Hillsboro, Ore., manufacturing site and exercised our option to purchase approximately $64.4 million in additional fixed assets. These amounts were partially offset by net proceeds of $16.4 million and $25.7 million from sales and maturities of marketable securities during the first six months of fiscal 2004 and fiscal 2003, respectively.

        Net cash provided by financing activities was $4.0 million for the first six months of fiscal 2004, compared to $37.1 million used for financing activities for the same period in fiscal 2003. Significant financing activities in the first six months of fiscal 2003 included repurchases of common stock of $40.4 million. In addition, payments on capital leases and other debt decreased by $1.1 million in the first six months of fiscal 2004, versus the comparable period of 2003.

        We anticipate capital expenditures of approximately $35.0 million during fiscal 2004, depending upon business conditions, to be financed primarily through cash generated from operations and existing cash and investments. This estimate includes $17.1 million in capital expenditures during the first six months of fiscal 2004.

        We believe that existing cash and investment balances, together with cash flows from operations, will be sufficient to meet our working capital and capital expenditure needs through the remainder of fiscal 2004 and 2005. We may choose to investigate other financing alternatives; however, we cannot be certain that additional financing will be available on satisfactory terms.

Recent Accounting Pronouncements

        In November 2002, the EITF reached a consensus on Issue No. 00-21 (EITF 00-21), "Revenue Arrangements with Multiple Deliverables," which provides guidance on the timing and method of revenue recognition for arrangements that include the delivery of more than one product or service. EITF 00-21 is effective for arrangements entered into in periods beginning after June 15, 2003. The Company's adoption did not have a material impact on its financial position or results of operations.

        In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities (FIN 46)." FIN 46 requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and to provide certain disclosures. A variable interest entity is defined as an entity in which the equity investors do not have the characteristics of a controlling interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from the other parties. As of September 28, 2003, the Company had no investments which would require consolidation under FIN 46.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts. This statement is effective for contracts entered into or modified after September 29, 2003. The Company's adoption did not have a material impact on its financial position or results of operations.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAF No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003. As of September 28, 2003, the Company had no financial instruments within the scope of this pronouncement.

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

        International operations add increased volatility to our operating results.    A substantial percentage of our revenues are derived from international sales, as summarized below:

(percentage of total revenues)	First six months of fiscal 2004	Twelve months of fiscal 2003	Twelve months of fiscal 2002
Americas	29%	37%	48%
Asia Pacific	37%	30%	18%
Japan	18%	14%	14%
Europe	16%	19%	20%

Total	100%	100%	100%

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

        Finally, in support of our international operations, a portion of our cash and investment portfolio resides offshore. At September 28, 2003, we had cash and investments of approximately $48.8 million invested overseas in accounts belonging to various IDT foreign operating entities. While these amounts are primarily invested in US dollars, a portion is held in foreign currencies, and all offshore balances are exposed to local political, banking, and other risks.

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

        We are exposed to potential impairment charges on investments.    From time to time, we have made strategic investments in other companies, both public and private. If the companies that we invest in are unable to execute their plans and succeed in their respective markets, we may not benefit from such investments, and we could potentially lose all of the amounts we invest. In addition, we evaluate our portfolio, including non-marketable equity securities, on a regular basis to determine if impairments have occurred. Impairment charges could have a material impact on our results of operations in any period. As of September 28, 2003, we carried approximately $30 million of such investments, all of which is included in other assets.

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

        We may have difficulty integrating acquired companies.    From time to time, the Company has made acquisitions of businesses and technologies. Failure to successfully integrate acquired companies and technologies into our business could adversely affect our results of operations. Integration risks and issues may include, but are not limited to, personnel retention and assimilation, management distraction, technology development, and unexpected costs and liabilities, including goodwill impairment charges.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our interest rate risk relates primarily to our investment portfolio, which consisted of $176.5 million in cash and cash equivalents and $391.4 million in short-term investments as of September 28, 2003. By policy, we limit our exposure to longer-term investments, and a substantial majority of our investment portfolio has maturities of less than two years. As a result of the relatively short duration of our portfolio, a hypothetical 10% change in interest rates would have an insignificant effect on our financial position, results of operations or cash flows. We do not currently use derivative financial instruments in our investment portfolio.

        By policy, we mitigate the credit risk to our investment portfolio through diversification and for, debt securities, adherence to high credit-rating standards.

        We have minimal interest rate risk with respect to debt; our balance sheet at September 28, 2003 includes only $7.7 million in debt.

        We are exposed to foreign currency exchange rate risk as a result of international sales, assets and liabilities of foreign subsidiaries, and capital purchases denominated in foreign currencies. We use derivative financial instruments (primarily forward contracts) to help manage our foreign currency exchange exposures. We do not enter in derivatives for trading purposes. We performed a sensitivity analysis for both fiscal 2003 and the first six months of fiscal 2004 and determined that a 10% change in the value of the U.S. dollar would have an insignificant near-term impact on our financial position, results of operations or cash flows.

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

        As of September 28, 2003, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level. There have been no significant changes in our internal controls over financial reporting during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II    OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On September 12, 2003, we held our 2003 Annual Meeting of Stockholders. On the record date, 104,108,459 shares of our Common Stock were outstanding and entitled to be voted. Tabulated proxies at the meeting represented 97,697,302 shares, or 94% of the total eligible. Voting results are summarized below:

        Proposal I: Election of one director;

Name	Votes For	Withheld
Gregory Lang	94,931,996	2,765,306

        Proposal II: To approve an amendment to the Company's 1984 Employee Stock Purchase Plan.

Votes For	Against	Abstained
92,267,548	5,328,366	101,388

        Proposal III: To ratify the selection of PricewaterhouseCoopers LLP as the Company's independent accountants for the fiscal year ended March 30, 2004.

Votes For	Against	Abstained
63,404,991	34,244,955	47,356

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  The following exhibits are filed herewith:

Exhibit number	Description
10.24	Master purchase agreement between Cisco Systems, Inc. and Integrated Device Technology, Inc. dated May 7, 2003
10.25	1984 Employee Stock Purchase Plan, as amended and restated effective September 29, 2003.
31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, dated November 5, 2003.
31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, dated November 5, 2003.
32.1	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, dated November 5, 2003.
32.2	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, dated November 5, 2003.
  (b)
  Reports on Form 8-K:

Date Filed	Description
7/17/03	Financial Information for Integrated Device Technology, Inc. for the quarter ended June 29, 2003, its first quarter of fiscal 2004, and forward-looking statements relating to fiscal year 2004 as presented in a press release of July 17, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRATED DEVICE TECHNOLOGY, INC.
Date: November 5, 2003	/s/ GREGORY S. LANG Gregory S. Lang President and Chief Executive Officer (duly authorized officer)
Date: November 5, 2003	/s/ CLYDE R. HOSEIN Clyde R. Hosein Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

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