Form 10-Q
period 2003-12-28
INTEGRATED DEVICE TECHNOLOGY INC
filed 2004-02-06
CIK 703361

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 28, 2003
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
(408) 727-6116 (Registrant's telephone number, including area code)
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

        The number of outstanding shares of the registrant's Common Stock, $.001 par value, as of January 25, 2004, was approximately 105,404,958.

PART I    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three months ended		Nine months ended
	Dec. 28, 2003	Dec. 29, 2002	Dec. 28, 2003	Dec. 29, 2002
Revenues	$87,100	$79,010	$250,922	$263,074
Cost of revenues	45,625	59,826	136,550	165,800
Restructuring, asset impairment and other	—	1,010	—	1,285

Gross profit	41,475	18,174	114,372	95,989

Operating expenses:
Research and development	23,607	30,126	74,689	89,751
Selling, general and administrative	17,888	21,988	54,533	62,588
Acquired in-process research and development	—	2,670	264	2,670

Total operating expenses	41,495	54,784	129,486	155,009

Operating loss	(20)	(36,610)	(15,114)	(59,020)
Gain (loss) on equity investments	—	—	3,151	(6,557)
Interest expense	(69)	(143)	(279)	(403)
Interest income and other, net	2,787	4,006	10,153	15,160

Income (loss) before income taxes	2,698	(32,747)	(2,089)	(50,820)
Provision (benefit) from income taxes	358	(6,424)	(827)	(12,025)

Net income (loss)	$2,340	$(26,323)	$(1,262)	$(38,795)

Basic net income (loss) per share	$0.02	$(0.25)	$(0.01)	$(0.37)
Diluted net income (loss) per share	$0.02	$(0.25)	$(0.01)	$(0.37)
Weighted average shares:
Basic	104,915	103,271	104,332	103,531
Diluted	108,360	103,271	104,332	103,531

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED; IN THOUSANDS)

	Dec. 28, 2003	Mar. 30, 2003
Assets
Current assets:
Cash and cash equivalents	$180,203	$144,400
Short-term investments	411,053	410,425
Accounts receivable, net	47,887	40,111
Inventories, net	31,911	41,189
Prepayments and other current assets	13,263	29,420

Total current assets	684,317	665,545
Property, plant and equipment, net	114,962	129,923
Goodwill and other intangibles, net	53,516	47,266
Other assets	37,986	38,578

Total assets	$890,781	$881,312

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$17,233	$17,514
Accrued compensation and related expenses	15,678	11,020
Deferred income on shipments to distributors	18,108	17,911
Income taxes payable	33,267	32,280
Other accrued liabilities	19,596	20,120

Total current liabilities	103,882	98,845
Long-term obligations	19,004	23,775

Total liabilities	122,886	122,620
Stockholders' equity:
Common stock and additional paid-in capital	817,620	806,629
Deferred stock based compensation	(1,499)	(2,633)
Treasury stock	(180,751)	(180,751)
Retained earnings	129,501	130,763
Accumulated other comprehensive income	3,024	4,684

Total stockholders' equity	767,895	758,692

Total liabilities and stockholders' equity	$890,781	$881,312

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED; IN THOUSANDS)

	Nine months ended
	Dec. 28, 2003	Dec. 29, 2002
Operating activities
Net loss	$(1,262)	$(38,795)
Adjustments:
Depreciation	37,422	58,685
Amortization of intangible assets	1,564	2,954
Acquired in-process research and development	264	2,670
Merger-related stock-based compensation	1,079	1,752
Impairment loss on equity investments	—	6,557
Non-cash restructuring and other	180	—
(Gain) Loss on sale of property, plant and equipment	(134)	29
Changes in assets and liabilities:
Accounts receivable	(7,776)	1,290
Inventories	9,278	21,606
Prepayments and other assets	16,749	(7,833)
Accounts payable	(281)	(1,585)
Accrued compensation and related expenses	4,658	(328)
Deferred income on shipments to distributors	197	(16,347)
Income taxes payable	987	(11,473)
Other accrued liabilities	(283)	(8,813)

Net cash provided by operating activities	62,642	10,369

Investing activities
Purchases of property, plant and equipment	(22,660)	(25,508)
Purchase of assets under synthetic lease	—	(64,369)
Proceeds from sales of property, plant and equipment	153	671
Acquisition, net of cash acquired	—	(10,393)
Purchases of marketable securities	(338,843)	(531,858)
Proceeds from sales and maturities of marketable securities	334,664	598,756
Purchases of technology and other investments	(8,078)	(30,000)

Net cash used for investing activities	(34,764)	(62,701)

Financing activities
Issuance of common stock	11,046	10,729
Repurchases of common stock	—	(40,443)
Payments on capital leases and other debt	(3,121)	(4,827)

Net cash provided by (used for) financing activities	7,925	(34,541)

Net increase (decrease) in cash and cash equivalents	35,803	(86,873)
Cash and cash equivalents at beginning of period	144,400	256,172

Cash and cash equivalents at end of period	$180,203	$169,299

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

        These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended March 30, 2003. The results of operations for the three-and nine-month periods ended December 28, 2003 are not necessarily indicative of the results to be expected for the full year. Certain prior-period amounts have been reclassified to conform to the current presentation. These reclassifications did not change previously reported net income (loss) in any of the periods presented.

Note 2

Net Income (Loss) Per Share

        Net income (loss) per share has been computed using weighted-average common shares outstanding in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share."

	Three months ended		Nine months ended
	Dec. 28, 2003	Dec. 29, 2002	Dec. 28, 2003	Dec. 29, 2002
	(in thousands)
Weighted average common shares outstanding	104,915	103,271	104,332	103,531
Dilutive effect of employee stock options	3,445	—	—	—

Weighted average common shares outstanding, assuming dilution	108,360	103,271	104,332	103,531

        Net income (loss) per share for the three month period ended December 29, 2002 and the nine-month periods ended December 28, 2003 and December 29, 2002 is based only on weighted average shares outstanding. Stock options based equivalent shares for these periods, of 0.8 million, 2.0 million, and 1.8 million, respectively were excluded from the calculation of diluted earnings per share, as their effect would be antidilutive in net loss periods. Employee stock options to purchase 3.0 million shares for the three month period ended December 28, 2003, were outstanding, but were excluded from the calculation of diluted earnings per share because the exercise price of the stock options was greater than the average share price of the common shares for the period and therefore, the effect would be antidilutive.

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

	Three months ended		Nine months ended
	Dec. 28, 2003	Dec. 29, 2002	Dec. 28, 2003	Dec. 29, 2002
	(in thousands, except per share data)
Reported net income (loss)	$2,340	$(26,323)	$(1,262)	$(38,795)
Add: Stock-based compensation included in reported net income (loss)	358	762	1,079	1,752
Deduct: Stock-based employee compensation expense determined under a fair-value based method for all awards, net of tax(1)	(11,712)	(15,871)	(36,862)	(39,101)

Pro forma net loss	$(9,014)	$(41,432)	$(37,045)	$(76,144)

Pro forma net loss per share:
Basic	$(0.09)	$(0.40)	$(0.36)	$(0.74)
Diluted	$(0.09)	$(0.40)	$(0.36)	$(0.74)
Reported net income (loss) per share:
Basic	$0.02	$(0.25)	$(0.01)	$(0.37)
Diluted	$0.02	$(0.25)	$(0.01)	$(0.37)

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

        In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities (FIN 46)." FIN 46 requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and to provide certain disclosures. A variable interest entity is defined as an entity in which the equity investors do not have the characteristics of a controlling interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from the other parties. As of December 28, 2003, the Company had no investments which would require consolidation under FIN 46.

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

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003. As of December 28, 2003, the Company had no financial instruments within the scope of this pronouncement.

Note 5

Cash Equivalents and Investments

        Cash equivalents are highly liquid investments with original maturities of three months or less at the time of purchase. All of the Company's investments are classified as available-for-sale at December 28, 2003 and March 30, 2003. Available-for-sale investments are classified as short-term investments, as these investments generally consist of highly marketable securities that are intended to be available to meet current cash requirements. Investment securities classified as available-for-sale are reported at market value, and net unrealized gains or losses are recorded in accumulated other comprehensive income, a separate component of stockholders' equity, until realized. Realized gains and losses on non-equity investments are computed based upon specific identification and are included in interest income and other, net. Management evaluates investments on a regular basis to determine if an other-than-temporary impairment has occurred.

Note 6

Inventories, Net

        Inventories (net of reserves of $40.8 million and $65.7 million at December 28, 2003 and March 30, 2003, respectively) are summarized as follows:

	Dec. 28, 2003	Mar. 30, 2003
	(in thousands)
Raw materials	$2,714	$2,816
Work-in-process	19,923	26,944
Finished goods	9,274	11,429

Total inventories, net	$31,911	$41,189

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

        In August 2003, the Company acquired certain technology for use in high-speed packet processing from IBM in a transaction, immaterial in value, which did not constitute a business combination. The principal identifiable intangible assets acquired were existing technology and customer relationship. In process technology acquired was expensed at the date of acquisition. The fair values assigned are based on estimates and assumptions provided by management, and other information compiled by management, including a third-party valuation that utilized established valuation techniques appropriate for the high technology industry. In addition, incremental amounts will be paid if the seller achieves certain product development milestones within an agreed upon period and if the sales of product incorporating the acquired technology reach certain thresholds.

        Goodwill and identified intangible assets relate to the Company's acquisitions of Newave Semiconductor Corp. (Newave) in April 2001, Solidum Systems (Solidum) in October 2002, and the technology discussed above in August 2003. Balances as of December 28, 2003 and March 30, 2003 are summarized as follows:

	Dec. 28, 2003
	Gross assets	Accumulated amortization	Net assets
	(in thousands)
Goodwill	$40,218	$—	$40,218
Identified intangible assets:
Existing technology	8,986	(1,169)	7,817
Customer relationship	3,452	(231)	3,221
Trademark	2,240	(850)	1,390
Non-compete agreement	1,625	(755)	870
Backlog and training	63	(63)	—

Subtotal, identified intangible assets	16,366	(3,068)	13,298

Total goodwill and identified intangible assets	$56,584	$(3,068)	$53,516

	Mar. 30, 2003
	Gross assets	Accumulated amortization	Net assets
	(in thousands)
Goodwill	$40,218	$—	$40,218
Identified intangible assets:
Existing technology	5,662	(246)	5,416
Trademark	2,240	(608)	1,632
Non-compete agreement	650	(650)	—

Subtotal, identified intangible assets	8,552	(1,504)	7,048

Total goodwill and identified intangible assets	$48,770	$(1,504)	$47,266

        The tables above exclude the effects of impairment charges of $13.5 million recorded in the fourth fiscal quarter of 2003.

        Amortization expense for identified intangibles is summarized below:

	Three months ended		Nine months ended
	Dec. 28, 2003	Dec. 29, 2002	Dec. 28, 2003	Dec. 29, 2002
	(in thousands)
Existing technology	$400	$909	$923	$2,481
Customer relationship	173	—	231	—
Trademark	80	80	242	230
Other identified intangibles	109	81	168	243

Total	$762	$1,070	$1,564	$2,954

        Based on the identified intangible assets recorded at December 28, 2003, the future amortization expense of identified intangibles for the next five fiscal years is as follows (in thousands):

Year ending March,	Amount
Remainder of fiscal 2004	$732
2005	2,927
2006	2,927
2007	2,769
2008	2,611
Thereafter	1,332

Total	$13,298

Note 8

Non-Marketable Equity Securities

        Included in other assets as of December 28, 2003 and March 30, 2003 is a $30.0 million preferred-stock investment in a privately held technology company. This was an interest-bearing financial instrument which was converted by the issuer to preferred stock in accordance with its original terms in the third quarter of fiscal 2003.

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

Note 10

Comprehensive Income (Loss)

        The components of comprehensive income (loss) were as follows:

	Three months ended		Nine months ended
	Dec. 28, 2003	Dec. 29, 2002	Dec. 28, 2003	Dec. 29, 2002
	(in thousands)
Net income (loss)	$2,340	$(26,323)	$(1,262)	$(38,795)
Currency translation adjustments	1,114	462	1,923	1,471
Change in unrealized gain (loss) on derivatives, net of taxes	—	(63)	(32)	(22)
Change in net unrealized gain (loss) on investments, net of taxes*	(981)	762	(3,551)	5,000

Comprehensive income (loss)	$2,473	$(25,162)	$(2,922)	$(32,346)

* Realized gain on sale of PMCS shares	—	—	3,151	—
* Other-than-temporary loss realized on PMCS shares, net of tax	—	—	—	(4,000)

        The components of accumulated other comprehensive income were as follows:

	Dec. 28, 2003	Mar. 30, 2003
	(in thousands)
Cumulative translation adjustments	$768	$(1,155)
Unrealized gain on derivatives	—	31
Unrealized gain on investments	2,256	5,808

Total accumulated other comprehensive income	$3,024	$4,684

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

        If the underlying forecasted transactions do not occur, or it becomes probable that they will not occur, the gain or loss on the related cash flow hedge is recognized immediately, in other income. For the nine months ended Q3 of fiscal 2004 and 2003, the Company did not record any gains or losses related to forecasted transactions that became improbable or did not occur. Additionally, the

Company's sales in Japan are now predominately based in US dollar and therefore are not subject to currency risk.

        The Company measures the effectiveness of hedges of forecasted transactions on at least a quarterly basis by comparing the fair values of the designated currency forward contracts with the fair values of the forecasted transactions. No ineffectiveness was recognized in earnings during the nine months ended Q3 of fiscal 2004 and 2003.

        Firm commitments.    As needed, the Company uses currency forward contracts to hedge certain foreign currency purchase commitments, primarily in Japanese yen and the euro. These contracts are designated as fair value hedges, and changes in the fair value of the contracts are offset against changes in the fair value of the commitment being hedged, through earnings. There were no hedges of firm commitments during the nine months ended Q3 of fiscal 2004 and an insignificant amount of gains and losses included in earnings for the nine months ended Q3 of fiscal 2003.

        For firm commitment hedges, the Company excludes the time value of currency forward contracts from effectiveness testing, as permitted under SFAS No. 133. For the nine months ended Q3 of fiscal 2003, the time value of these contracts was recorded as other income and were not significant.

        Balance sheet.    The Company also utilizes currency forward contracts to hedge currency exchange rate fluctuations related to certain foreign currency assets and liabilities. Gains and losses on these undesignated derivatives offset gains and losses on the assets and liabilities being hedged and the net amount is included in earnings. An immaterial amount of net gains and losses were included in earnings during the nine months ended Q3 of fiscal 2004 and 2003.

        Equity investments.    The Company's policies allow for the use of derivative financial instruments to hedge the fair values of investments in publicly traded equity securities. As of December 28, 2003, the Company had not entered into this type of hedge.

Note 12

Industry Segments

        The Company operates in two segments: (1) Communications and High-Performance Logic and (2) SRAMs. The Communications and High-Performance Logic segment includes FIFOs, multi-ports and flow control management devices, communications applications-specific standard products (ASSPs), high-performance logic and clock management devices. The SRAMs segment consists of high-speed SRAMs.

        The tables below provide information about these segments for the three and nine month periods ended December 28, 2003 and December 29, 2002:

Revenues by segment

	Three months ended		Nine months ended
	Dec. 28, 2003	Dec. 29, 2002	Dec. 28, 2003	Dec. 29, 2002
	(in thousands)
Communications and High-Performance Logic	$73,052	$66,406	$213,095	$224,399
SRAMs	14,048	12,604	37,827	38,675

Total consolidated revenues	$87,100	$79,010	$250,922	$263,074

Income (Loss) by segment

	Three months ended		Nine months ended
	Dec. 28, 2003	Dec. 29, 2002	Dec. 28, 2003	Dec. 29, 2002
	(in thousands)
Communications and High-Performance Logic	$11,111	$(13,453)	$16,595	$(13,307)
SRAMs	(9,404)	(16,105)	(26,285)	(30,294)
Restructuring and asset impairment	(227)	(1,878)	(1,560)	(2,372)
Amortization of intangible assets	(762)	(1,070)	(1,564)	(2,954)
Amortization of deferred stock-based compensation	(358)	(762)	(1,079)	(1,752)
Facility closure costs and other	(269)	(347)	(846)	(4,696)
Acquired in-process research and development	—	(2,670)	(264)	(2,670)
Acquisition related contingent consideration	—	(325)	—	(975)
Profit sharing	(111)	—	(111)	—
Gain (loss) on equity investments	—	—	3,151	(6,557)
Interest income and other	2,787	4,006	10,153	15,160
Interest expense	(69)	(143)	(279)	(403)

Income (loss) before income taxes	$2,698	$(32,747)	$(2,089)	$(50,820)

Note 13

Guarantees

        The Company indemnifies certain customers, distributors, and subcontractors for attorney fees and damages awarded against these parties in certain circumstances in which the Company's products are alleged to infringe third party intellectual property rights, including patents, registered trademarks, or copyrights. The terms of the Company's indemnification obligations are generally perpetual from the effective date of the agreement. In certain cases, there are limits on and exceptions to the Company's potential liability for indemnification relating to intellectual property infringement claims. The Company cannot estimate the amount of potential future payments, if any, that it might be required to make as a result of these agreements. The Company has not paid any claim or been required to defend any claim related to our indemnification obligations, and accordingly, the Company has not accrued any amounts for its indemnification obligations. However, there can be no assurances that the Company will not have any future financial exposure under these indemnification obligations.

        The Company maintains a reserve for obligations it incurs under its product warranty program. The standard warranty period offered is one year, though in certain instances the warranty period may be extended to as long as two years. Management estimates the fair value of its warranty liability based on actual past warranty claims experience, its policies regarding customer warranty returns and other estimates about the timing and disposition of product returned under the program. Historical warranty returns activity has been minimal due to the high quality of the Company's products and as a result, the related reserve was only $0.3 million and $0.5 million, as of December 28 and March 30, 2003, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        All references are to our fiscal quarters ended December 28, 2003 (Q3 2004), September 28, 2003 (Q2 2004) and December 29, 2002 (Q3 2003), unless otherwise indicated. Quarterly financial results may not be indicative of the financial results of future periods.

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

        We believe that the following accounting policies are "critical" as defined by the Securities and Exchange Commission, in that they are both highly important to the portrayal of our financial condition and results, and require difficult management judgments and assumptions about matters that are inherently uncertain. We also have other important policies, including those related to revenue recognition and concentration of credit risk. However, these policies do not meet the definition of critical accounting policies because they do not generally require us to make estimates or judgments that are difficult or subjective. These policies are discussed in the Notes to the Consolidated Financial Statements, which are included in the Company's Annual Report on Form 10-K for the fiscal year ended March 30, 2003.

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

        Inventories.    Inventories are recorded at the lower of standard cost (which generally approximates actual cost on a first-in, first-out basis) or market value. Among other inventory-related reserves, we record reserves for obsolete and excess inventory based on our forecasts of demand over specific future time horizons. We also record reserves to value our inventory at the lower of cost or market which rely on forecasts of average selling prices (ASPs) in future periods. Actual market conditions, demand, and pricing levels in the volatile semiconductor markets that we serve may vary from our forecasts, potentially impacting our inventory reserves and resulting in material effects on our gross margin.

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

        In connection with our adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," we completed a transitional goodwill impairment review as of the beginning of fiscal 2003 and an annual impairment review during the fourth quarter of fiscal 2003. These reviews did not result in an impairment of goodwill or intangible assets. Under our accounting policy, we plan to perform an annual review in the fourth quarter of each future fiscal year, or more often if indicators of impairment exist. Our annual reviews consider estimates of the fair value of our reporting units, and may include analyses of projected discounted cash flows, using management's estimates of future revenues and expenses over a multi-year horizon. As of December 28, and March 30, 2003, our assets included $40.2 million in goodwill related to the acquisitions of Newave Semiconductor Corp. (Newave) and Solidum Systems Inc. (Solidum).

RESULTS OF OPERATIONS

        Revenues (Q3 2004 compared to Q3 2003).    Our revenues for Q3 2004 were $87.1 million, $8.1 million or 10.2% higher than the same quarter one year ago. Overall units sold were up significantly as a result of recovery across the markets we serve but this increase in unit volumes sold was partially offset by lower average selling prices (ASPs) per unit for our products.

        In Q3 2004, revenues for our Communications and High Performance Logic segment, (which includes FIFOs, multiports, and flow control management devices, communications applications-specific standard products (ASSPs), and high-performance logic and timing products) were up $6.6 million or 10.0% compared to Q3 2003. In addition, revenues for the SRAMs segment were up $1.4 million or 11.5% compared to Q3 2003. Both segments experienced substantial increases in units sold offset by lower ASPs.

        Our revenues in the APAC region (excluding Japan) increased significantly in Q3 2004 as compared to Q3 2003, rising 64%. Revenues in Japan were essentially flat in Q3 2004 as compared to the same quarter one year ago. Within the Americas and Europe regions, revenues were lower by approximately 14% in each region. The shift to the APAC region is primarily attributable to increased strength in our consignment revenues with contract manufacturers in the region as our end customer platforms migrate there to be assembled in lower cost environments.

        Revenues (Q3 2004 compared to Q2 2004).    Our revenues for Q3 2004 were sequentially higher by $6.3 million or 7.8%. The increase in revenues was primarily driven by continued increases in units sold. In addition, as a result of a mix shift to our higher performance, higher density parts, our ASPs increased slightly for the first time in several quarters.

        Between Q2 2004 and Q3 2004 revenues in our Communications and High Performance Logic segment increased by $4.9 million or 7.1%. We experienced unit growth within the segment, with particular strength in our logic and timing products. ASPs were essentially flat sequentially in total for the segment. SRAM revenues increased $1.5 million or 11.6% in Q3 2004 compared to Q2 2004 as a result of an increase in ASPs (due to a favorable mix of products sold) on slightly lower unit sales.

        With the exception of Europe, which was essentially flat, all of our geographic regions experienced increased revenue in Q3 2004 as compared to Q2 2004, led by growth in the APAC region followed closely by the Americas.

        Revenues (First nine months of fiscal 2004 compared to first nine months of fiscal 2003).    Our revenues year-to-date for fiscal 2004 were $250.9 million compared with $263.1 million for the first nine months of fiscal 2003, a $12.2 million, or 4.6% decline. Despite a significant increase in unit sales, the effects of lower ASPs for the period contributed to the decrease in revenues.

        For both of our product segments, increases in unit sales were more than offset by declines in ASPs. Revenues for our Communications and High Performance Logic segment declined by $11.3 million or 5.0%, while revenues for our SRAMs segment declined by $0.9 million or 2.2%.

        Revenues (recent trends and outlook).    We experienced strong booking trends in fiscal Q3 2004 and early indications are that fiscal Q4 2004 is showing signs of continued strength. We currently anticipate that revenues in fiscal Q4 2004 will be slightly higher than the levels recorded in fiscal Q3 2004.

        Gross Profit (Q3 2004 compared to Q3 2003).    Gross profit for Q3 2004 increased to $41.5 million from $18.2 million in Q3 2003. Gross profit margin as a percentage of revenue increased to 47.6% in Q3 2004 versus 23.0% in Q3 2003. The increase in gross profit margin was primarily attributable to better manufacturing utilization at our wafer fabrication facility in Oregon, lower manufacturing spending including lower depreciation and technology amortization expenses related to the asset impairment charges taken in Q4 2003 and Q3 2003 Salinas facility reconditioning costs which did not recur. In addition, the increase in revenues contributed to higher gross profit in the quarter. These benefits were partially offset by lower allocations of manufacturing spending to R&D, as proportionately more of our manufacturing infrastructure was focused on production, rather then development activities.

        Gross Profit (Q3 2004 compared to Q2 2004)    Gross profit was sequentially higher by $2.9 million or 7.5%. As a percentage of revenue, gross profit margin declined to 47.6% in Q3 2004 versus 47.8% in Q2 2004. The decline in gross margin percentage was attributable to lower allocations of manufacturing spending to R&D (as proportionately more of our manufacturing infrastructure was focused on production, rather than development activities), and increased amortization of acquired intangibles in relation to our acquisition of technology from IBM late in Q2 2004. Also, increased reserves on replenished SRAM inventories more than offset the benefit of selling approximately $0.6 million of inventory which had been previously fully reserved as excess or obsolete.

        Gross Profit (first nine months of 2004 compared to the first nine months of 2003).    Gross profit for the first nine months of 2004 increased to $114.4 million from $96.0 million in the first nine months of 2003. In addition, gross profit margin as a percentage of revenue increased to 45.6% for the first nine months of 2004 versus 36.5% for the first nine months of 2003. Despite lower revenues for the period, gross profit was significantly higher due to better manufacturing utilization, as a result of having ceased operations at the Salinas site and consolidated wafer manufacturing in our Hillsboro wafer-fabrication facility, lower manufacturing spending, including depreciation and technology amortization expenses attributable to the asset impairment charges taken in Q4 2003, and lower non-recurring costs, as charges (primarily retention bonuses) related to closing our Salinas manufacturing facility in Q1 2003 did not recur in 2004. These benefits were partially offset by lower allocations of manufacturing spending to R&D. For the first nine months of 2004, we estimate that gross profit benefited by approximately $2.5 million from the sale of inventory which had been previously fully reserved as excess or obsolete.

        [We currently anticipate an increase in gross profit for Q4 2004 as a result of increased revenues and continued improved utilization of our wafer-fabrication capacity.]

        Research and development.    For Q3 2004, research and development (R&D) expenses totaled $23.6 million, a decrease of $6.5 million as compared to Q3 2003. R&D spending in Q3 2004 was lower than the same quarter one year ago primarily due to asset impairment charges, restructuring and other cost control measures implemented by the Company in the second half of fiscal year 2003, including the closure of our Dallas Design Center. The savings were realized primarily in lower labor costs and reduced manufacturing expense allocations as a result of these actions.

        R&D Expenses were down sequentially by $2.1 million or 8.2%. The decrease was attributable primarily to lower spending on contract R&D services, along with lower manufacturing expense transfers to R&D as manufacturing capacity was focused on production activities, and lower labor expenses as a result of the holiday shutdown.

        For the first nine months of fiscal 2004, R&D spending decreased by $15.1 million compared to the same period in fiscal 2003. In addition to those changes described above, deferred compensation expense in connection with our acquisition of Newave was also lower in the first nine months of fiscal 2004 than the same period for fiscal 2003 as a result of the completion of the vesting provisions of arrangements with certain key Newave employees.

        We currently expect R&D spending to increase in Q4 2004 compared with Q3 2004.

        Selling, general and administrative.    In Q3 2004, selling, general and administrative (SG&A) expenses were $17.9 million, a decrease of $4.1 million compared to Q3 2003. SG&A expenses decreased primarily as a result of savings resulting from restructuring and other cost reduction actions taken in Q3 and Q4 of fiscal year 2003, along with labor savings in FY 2004 as a result of the holiday shutdown. SG&A expenses were flat sequentially from Q2 2004.

        For the first nine months of fiscal 2004, SG&A spending decreased by $8.1 million compared to the same period in fiscal 2003. The decrease is due primarily to the same reasons as those described above in the comparison between Q3 2004 and Q3 2003.

        We currently expect SG&A spending to increase slightly in Q4 2004 compared with Q3 2004.

        Acquired in-process research and development.    During the first nine months of fiscal 2004, we recorded a $0.3 million charge for acquired in-process research and development (IPR&D) in connection with our acquisition of technology from IBM. During the first nine months of fiscal 2003, we recorded a $2.7 million charge for IPR&D in connection with our acquisition of Solidum. The allocation of the purchase price to IPR&D was determined by identifying technologies that had not attained technological feasibility and that did not have future alternative uses.

        Gain (Loss) on equity investments    During the first nine months of fiscal 2004, we sold our remaining shares of PMC Sierra (PMC). In connection with the sale, we recorded a net gain of $3.2 million. During the first nine months of fiscal 2003, we recorded a $6.6 million pretax charge ($4.0 million net of tax benefits) also related to our investment in PMC. The charge represented what we considered to be an other-than-temporary decline in the aggregate market value of its PMC shares.

        Interest income and other, net.    In Q3 2004, interest income and other, net, was $2.8 million, a decrease of $1.2 million compared to Q3 2003. The decrease in Q3 2004 as compared to Q3 2003 was primarily driven by lower average interest rates on our investment portfolio. Interest income and other, net was down sequentially by $0.4 million. This decrease was primarily related to lower average interest rates along with lower gains on sales of investments in Q3 2004.

        Provision for taxes.    We recorded a 100% valuation allowance in the fourth quarter of fiscal 2003 against our net deferred tax assets and have continued to record no tax benefit for tax losses and tax credits generated during Q3 2004 or the nine months then ended, as we believe that it is more likely than not that we will not be able to utilize our net deferred tax assets in the foreseeable future. The tax benefit for the nine months ended Q3 2004 includes, however, $2.1 million for tax refunds we received related to previous tax years. We do not expect to recognize tax benefits on future operating losses until a sufficient level of profitability is achieved. Going forward, we currently expect to record a quarterly tax expense which relates primarily to income generated in certain foreign tax jurisdictions.

Liquidity and Capital Resources

        Our cash, cash equivalents and investments were $591.3 million at December 28, 2003, an increase of $36.4 million compared to March 30, 2003. Long and short-term debt, excluding operating leases, was $6.6 million as of December 28, 2003, a decrease of $3.1 million compared to March 30, 2003.

        Net cash provided by operating activities was $62.6 million for the first nine months of fiscal 2004, compared to $10.4 million for the same period in fiscal 2003. During the first nine months of fiscal 2004, our net loss was approximately $1.3 million as compared to $38.8 million in the same period of the prior year. Changes in working capital balances provided a large portion of the increase in the current period including $8.3 million in cash received as a result of the sale of our Salinas facility and related equipment, classified as assets held for sale, deferred income on shipments to distributors as a result of the stabilized levels of inventory in the channel, and income tax payable as a result of our lower income tax benefits recorded in the current year. Partially offsetting these factors, non-cash adjustments to net income were lower in fiscal 2004, including lower depreciation due to impairment charges taken in Q4 2003 and impairment charges on our investment in PMC Sierra stock taken in the nine months ended Q3 2003.

        Net cash used for investing activities was $34.8 million in the first nine months of fiscal 2004, compared to $62.7 million for the same period in fiscal 2003. In the nine months ended Q3 2003, we terminated the synthetic lease related to our Hillsboro, Ore., manufacturing site and exercised our option to purchase approximately $64.4 million in additional fixed assets. In addition during the nine months ended Q3 2003, we acquired Solidum Systems for $10.4 million and made a $30 million investment in a privately held technology company. In the nine months ended Q3 2004, we acquired certain technology from IBM. Partially offsetting the higher cash used in the first nine months of fiscal 2003 were net proceeds of $66.9 million from sales and maturities of marketable securities as compared to net purchases of $4.2 million in the comparable period of fiscal 2004.

        Net cash provided by financing activities was $7.9 million for the first nine months of fiscal year 2004, compared to $34.5 million used for financing activities for the same period in fiscal 2003. Significant financing activities in the first nine months of fiscal 2003 included repurchases of common stock of $40.4 million. In addition, payments on capital leases and other debt decreased by $1.7 million in the first nine months of fiscal 2004, versus the comparable period of 2003.

        We anticipate capital expenditures of approximately $35.0 million during fiscal 2004, depending upon business conditions, to be financed primarily through cash generated from operations and existing cash and investments. This estimate includes $22.7 million in capital expenditures during the first nine months of fiscal 2004.

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

        In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities (FIN 46)." FIN 46 requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and to provide certain disclosures. A variable interest entity is defined as an entity in which the equity investors do not have the characteristics of a controlling interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from the other parties. As of December 28, 2003, the Company had no investments which would require consolidation under FIN 46.

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

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAF No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003. As of December 28, 2003, the Company had no financial instruments within the scope of this pronouncement.

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

  •
  potential loss or gain of market share among a concentrated group of customers;

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

        Many of our end-customer OEMs have outsourced their manufacturing to a concentrated group of global contract electronic manufacturers (CEMs) who then buy product directly from us on behalf of the OEM. CEMs are achieving more autonomy in the design win, product qualification and product purchasing decisions, especially for commodity products. Furthermore, these CEMs have generally been centralizing their global procurement processes. This has had the effect of concentrating a significant percentage of our revenue with a small number of companies. Competition for the business of these CEMs is intense and there is no assurance we can remain competitive and retain our existing market share within these customers. If these companies were to allocate a higher share of commodity or second-source business to our competitors instead of buying our products, our results would be adversely affected. Furthermore, as these CEMs represent a growing percentage of our overall business, our concentration of credit and other business risks with these customers has increased. Competition among global CEMs is intense, they operate on extremely thin margins, and their financial condition, on average, has declined during the recent industry downturn. If any one or more of these global CEMs were to file for bankruptcy or otherwise experience significantly adverse financial conditions, our business would be adversely impacted as well. One CEM, Celestica, accounted for approximately 15% of our revenue for fiscal 2003.

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

        Much of our manufacturing capability is relatively fixed in nature.    Much of our manufacturing cost structure remains relatively fixed and large and rapid swings in demand for our products can make it difficult to efficiently utilize this capacity on a consistent basis. Significant downturns, as we have recently experienced, will result in material under utilization of our manufacturing facilities while sudden upturns could leave us short of capacity and unable to capitalize on incremental revenue opportunities. These swings and the resulting under utilization of our manufacturing capacity or inability to procure sufficient capacity to meet end customer demand for our products will cause material fluctuations in the gross margins we report and could have a material adverse effect thereon.

        We build most of our products based on estimated demand forecasts.    Demand for our products can change rapidly and without advance notice. Demand and our visibility on demand for our products can also be affected by changes in our customer's levels of inventory and differences in the timing and order patterns between them and their end customers. If demand forecasts are inaccurate or change suddenly, we may be left with large amounts of unsold products, may not be able to fill all orders in the short term and may not be able to accurately forecast capacity utilization and other important business metrics. This can leave us holding excess and obsolete inventory or unable to meet customer short-term demands, all of which can have an adverse impact on our operating results.

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

        International operations add increased volatility to our operating results.    A substantial percentage of our revenues are derived from international sales, as summarized below:

	First nine months of fiscal 2004	Twelve months of fiscal 2003	Twelve months of fiscal 2002
	(percentage of total revenues)
Americas	30%	37%	48%
Asia Pacific	38%	30%	18%
Japan	17%	14%	14%
Europe	15%	19%	20%

Total	100%	100%	100%

        In addition, our assembly and test facilities in Malaysia and the Philippines, our design centers in Canada, China and Australia, and our foreign sales offices incur payroll, facility and other expenses in local currencies. Accordingly, movements in foreign currency exchange rates can impact our revenues, costs of goods sold and operating expenses as well as both pricing and demand for our products. Our offshore sites and export sales are also subject to risks associated with foreign operations, including:

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

        Finally, in support of our international operations, a portion of our cash and investment portfolio resides offshore. At December 28, 2003, we had cash and investments of approximately $47.6 million invested overseas in accounts belonging to various IDT foreign operating entities. While these amounts are primarily invested in US dollars, a portion is held in foreign currencies, and all offshore balances are exposed to local political, banking, and other risks.

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

        We are exposed to potential impairment charges on investments.    From time to time, we have made strategic investments in other companies, both public and private. If the companies that we invest in are unable to execute their plans and succeed in their respective markets, we may not benefit from such investments, and we could potentially lose all of the amounts we invest. In addition, we evaluate our portfolio, including non-marketable equity securities, on a regular basis to determine if impairments have occurred. Impairment charges could have a material impact on our results of operations in any period. As of December 28, 2003, we carried approximately $30 million, representing one such investment, which is included in other assets. In this instance, we compete with the investee company in its principal target markets, and as a result have limited rights to information about the investee company under the terms of our investment agreement. If the investee company were to fail to execute its business plan or encounter financial difficulties, we may have difficulty in determining the amount of impairment, if any of our investment.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our interest rate risk relates primarily to our investment portfolio, which consisted of $180.2 million in cash and cash equivalents and $411.1 million in short-term investments as of December 28, 2003. By policy, we limit our exposure to longer-term investments, and a substantial majority of our investment portfolio has maturities of less than two years. As a result of the relatively short duration of our portfolio, a hypothetical 10% change in interest rates would have an insignificant effect on our financial position, results of operations or cash flows. We do not currently use derivative financial instruments in our investment portfolio.

        By policy, we mitigate the credit risk to our investment portfolio through diversification and for, debt securities, adherence to high credit-rating standards.

        We have minimal interest rate risk with respect to debt; our balance sheet at December 28, 2003 includes only $6.6 million in debt.

        We are exposed to foreign currency exchange rate risk as a result of international sales, assets and liabilities of foreign subsidiaries, local operating expenses of our foreign entities and capital purchases denominated in foreign currencies. We use derivative financial instruments (primarily forward contracts) to help manage our foreign currency exchange exposures. We do not enter in derivatives for trading purposes. We performed a sensitivity analysis for both fiscal 2003 and the first nine months of fiscal 2004 and determined that a 10% change in the value of the U.S. dollar would have an insignificant near-term impact on our financial position, results of operations or cash flows.

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

        At December 28, 2003, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level. There have been no significant changes in our internal controls over financial reporting during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II    OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  The following exhibits are filed herewith:

Exhibit number	Description
31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, dated February 5, 2004.
31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, dated February 5, 2004.
32.1	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, dated February 5, 2004.
32.2	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, dated February 5, 2004.
  (b)
  Reports on Form 8-K:

Date Filed	Description
10/16/03
Financial Information for Integrated Device Technology, Inc. for the quarter ended September 28, 2003, its second quarter of fiscal 2004, and forward-looking statements relating to fiscal year 2004 as presented in a press release of October 16, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRATED DEVICE TECHNOLOGY, INC.
Date: February 5, 2004	/s/ GREGORY S. LANG Gregory S. Lang President and Chief Executive Officer (duly authorized officer)
Date: February 5, 2004	/s/ CLYDE R. HOSEIN Clyde R. Hosein Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

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