Form 10-K
period 2004-03-28
INTEGRATED DEVICE TECHNOLOGY INC
filed 2004-06-10
CIK 703361

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Check One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the fiscal year ended March 28, 2004

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

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was approximately $1,034,101,000 as of May 21, 2004, based upon the closing sale price of $13.01 per share on the NASDAQ National Market for that date. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were approximately 106,043,000 shares of the Registrant's Common Stock issued and outstanding as of May 21, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, and 13 of Part III incorporate information by reference from the Proxy Statement for the 2004 Annual Meeting of Stockholders.

PART I

        This Annual Report on Form 10-K, including the "Management's Discussion and Analysis of Financial Condition and Results of Operations", contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events and the future results of Integrated Device Technology, Inc. and are based on current expectations, estimates, forecasts and projections about the industry in which we operate and the beliefs and assumptions of our management. Words such as "expects," "anticipates," "targets," "goals," "projects," "intends," "plans," "believes," "seeks," "estimates," variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Report under the section entitled "Factors Affecting Future Results" under Part II, Item 7 and elsewhere, and in other reports we file with the Securities and Exchange Commission (SEC), specifically the most recent reports on Form 10-Q, each as it may be amended from time to time.

        We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

ITEM 1. BUSINESS

        We design, develop, manufacture and market a broad range of high-performance semiconductor solutions that help accelerate packet processing for advanced network services. Target markets for our products include: core, metro, access, enterprise, small office/home office (SOHO), data center, wireless and computing segments of the network.

        We market our products on a worldwide basis primarily to OEMs (original equipment manufacturers) through a variety of channels, including our direct sales force, distributors, CEMs (contract electronic manufacturers), and independent sales representatives.

        We seek to differentiate our products from competitors' offerings through advanced architectures and features designed to enhance the performance of our customers' systems, accelerate their product development cycles, and reduce their system costs. We fabricate substantially all of our semiconductor wafers using advanced complementary metal oxide silicon (CMOS) process technology in our own fabrication facility in Oregon. We assemble or package the majority of our products in manufacturing facilities that we own in Malaysia and the Philippines, where we also conduct product test operations. We complement our internal manufacturing with the use of foundry and assembly subcontractor resources.

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

        Examples of the markets that IDT products serve, to varying degrees include:

Core networks

  •
  Core routers

  •
  Wide area network (WAN) switches

Metro networks

  •
  Multi-service switching platforms

  •
  Edge routers

  •
  Carrier-class media gateways

Access networks

  •
  Aggregation and IP service equipment

  •
  Digital subscriber line access multiplexers

  •
  Cable modem termination systems

  •
  Media gateways

  •
  Central office switches

  •
  Digital loop carriers and next-generation digital loop carriers

  •
  Digital cross-connects

  •
  Add-drop multiplexers

Enterprise networks

  •
  Ethernet workgroup switches

  •
  Ethernet Enterprise backbone switches

  •
  Enterprise WAN access equipment

  •
  Load balancers and content switches

  •
  Virtual private networks (VPNs), firewalls and intrusion detection systems

  •
  Intrusion detection systems and intrusion prevention systems

  •
  Wireless access points (WAPs)

  •
  Private branch exchanges (PBXes) and IP-PBXes

  •
  Multi-service switches

Small office/Home Office

  •
  Routers

  •
  Wireless access points

  •
  Intrusion detection systems and intrusion prevention systems

  •
  Phones

  •
  PCs

  •
  Gateways

Data center networks

  •
  Monolithic (high-end) and modular (mid-range) disk arrays

  •
  Network-attached storage

  •
  Storage area network (SAN) switches—core and edge

Wireless networks

  •
  Base transceiver stations

  •
  Base station controllers

  •
  Mobil switching centers

Computing

  •
  Servers

  •
  DIMM modules

        We operate in two business segments:

  •
  Communications and High-Performance Logic

  •
  SRAMs

        The Communications and High-Performance Logic segment includes network search engines, content inspection engines, integrated communications processors, flow-control management devices, FIFOs, multi-ports, telecommunications, clock management and digital logic products. The SRAMs segment is comprised of high-speed SRAMs (static random access memories).

        During both fiscal 2004 and 2003, the Communications and High-Performance Logic and SRAMs segments accounted for approximately 85% and 15%, respectively, of total IDT revenues of $345.4 and $343.9 million, respectively. These two segments represented 82% and 18%, respectively, of our total revenues of $379.8 million in fiscal 2002.

Communications and High-Performance Logic Segment

        Network Search Engines (NSEs):    We offer a family of network search engines based on the integration of content addressable memory (CAM) and high-performance logic. The IDT NSEs enable intelligent application management in next-generation networking equipment. We offer one of the industry's highest-performance NSE operating up to 250 MHz, and were the first vendor to introduce an NSE with an integrated look-aside processor (LA-1) interface. Our portfolio includes a family of custom devices, as well as families of NSEs with high-performance interfaces for ASICs, and glue-less interfaces to leading network processors, to accelerate packet classification and forwarding in core, metro and access networks.

        Content Inspection Engines (CIEs):    We offer a complete family of fully programmable, forward-compatible content inspection engines that offload the classification function from system processors. Our CIEs are capable of parsing and classifying data up to Layer 7, and are optimized for packet classification and content inspection in security and content-aware networking applications. Our content inspection engine portfolio includes devices optimized for Layer-7 content inspection and regular expression matching at OC-12 (PAX.port™ 1200 content inspection engine) and OC-48 (PAX.port 2500 content inspection engine) line rates.

        Integrated Communications Processors:    Our Interprise™ family of integrated communications processors offers a range of processors and development tools. In addition, we partner with industry-leading software and hardware vendors to deliver system platforms to communications customers. The devices are based on the MIPS® instruction set architecture (ISA) and target high-growth communications market segments such as Ethernet switches, enterprise gateways, and wireless local area networks (LANs), as well as emerging edge and access market areas, including fiber-to-the-home (FTTH) and WAPs. Our Interprise™ processors provide a unique combination of flexibility, performance and appropriate integration levels that enable customers to get to market quickly with cost-effective, flexible systems.

        Flow-Control Management (FCM) Devices:    We continue to evolve our distinctive competencies in the integration of advanced memory and logic architectures to create a new category of value-added semiconductor devices. Our FCM devices combine critical functions such as high-speed buffering, switching, multiplexing/de-multiplexing, domain transition, and random and sequential access. These devices meet the special requirements of system architects who need to solve data-flow-control issues in their communications equipment designs. These devices replace traditional methods of mixing multiple data streams at different data rates—typically accomplished with a multiplexer, multiple ASICs, field-programmable gate arrays (FPGAs) and external SRAM, dynamic random access memory (DRAM) or FIFOs. Our solutions allow our customers to minimize their design resources required to solve data-flow-control issues and focus them on the design elements where they differentiate their products from their competition. Our current portfolio consists of multiplexing, queuing and packet-exchange families of products.

        FIFOs:    We develop products and technologies to help designers solve inter-chip communications problems such as rate matching, data buffering, bus matching and data priority managing. We provide the most extensive product portfolio in the world with more than 350 synchronous, asynchronous and bi-directional FIFO offerings that address complex issues associated with high-performance networking applications, such as terabit routers, multi-service switching platforms, host bus adaptors and wireless base stations.

        Multi-ports:    Our multi-port products solve inter-chip communication problems by providing a shared memory that can be accessed independently by two or more high bandwidth ports. The 150+ device types in this product family include both asynchronous and synchronous dual-ports, as well as specialty multi-ports such as cost effective bank-switchable dual-port ICs and high performance FourPort™ devices. In wireless applications such as 3G and 3.5G basestation radio cards these products eliminate throughput bottlenecks. In data communication designs such as multi-protocol switches, storage networks and telecom switches, the multi-ports can handle both address and payload data at bandwidths that are unmatched by multiplexed SRAM or DRAM configurations.

        Telecom Products:    We offer a broad telecommunications semiconductor portfolio, including products for access and transport, time division multiplexing (TDM) switching and voice processing. The IDT SuperJET™ family of J1/E1/T1 transceivers includes the industry's first monolithic octal density device, to address next-generation universal line-card designs in communications applications. In addition, we provide best-in-class products for multiplexing, system synchronization, the widest selection of time slot interchange (TSI) switches and the industry's highest density voice CODEC. Our telecom products are used in a variety of communications applications, including multi-service aggregators and provisioning platforms, wireless base stations, enterprise routers and media gateways that are critical to enabling and accelerating the convergence of voice and data networks.

        Clock Management Products:    Within clock management solutions for communications and computing applications, we offer a broad range of over 350 devices that focus on providing clock distribution and clock generation solutions. The company is one of a few suppliers in the industry that offers a clock management product portfolio consisting of programmable skew phase lock loop devices (PLLs), Zero-Delay PLLs, clock generators and clock fanout buffers. In addition, IDT has leveraged its expertise in communications-specific clocking technology to develop value-added devices for non-communications market segments, including a DDR2 PLL and register chip set for dual in-line memory modules (DIMM) and a family of PC clocks.

        Digital Logic:    We develop fast CMOS TTL-compatible (FCT), low-voltage CMOS (LVC), advanced low-voltage CMOS (ALVC), and complex logic devices, including the industry's broadest range of high-performance, 3.3-volt CMOS logic products. These products are developed for network switches and routers, wireless base stations, storage networks and servers.

SRAMs Segment

        With nearly two decades of SRAM experience, we develop innovative products and produce a broad line of high-speed, industry-standard SRAMs that are used in communications markets. We offer a wide range of products from 16-Kbit to 18-Mbit densities in both synchronous and asynchronous architectures. We invented the zero bus turnaround™ (ZBT®) technology, which has become the communications SRAM standard, and co-developed the quad data rate™ (QDR™) architecture.

Sales Channels

        We use a variety of sales channels, including a direct sales force, distributors, CEMs, and independent sales representatives. A significant percentage of our sales, including sales to Cisco and other large OEM customers, are through CEMs and distributors. One distributor, Avnet, represented 11%, 13% and 16% of our revenues for fiscal 2004, 2003 and 2002, respectively. One CEM, Celestica, represented approximately 14% and 15% of our revenues in fiscal 2004 and 2003. No CEM accounted for 10% or more of our revenues in fiscal 2002.

        We employ a direct sales force that operates out of field sales offices located in the United States and abroad. We also utilize three primary distributors, Avnet, Arrow Electronics and Insight Electronics, for sales in the United States. A significant percentage of our export sales are also made through global and regional distributors and CEMs in Europe, Asia Pacific and Japan.

        During fiscal 2004, 2003 and 2002, sales outside of the Americas represented approximately 71%, 63% and 52%, respectively, of our total revenues.

Customers

        We market our products on a worldwide basis primarily to OEMs in our two business segments. Products in the Communications and High-Performance Logic segment are targeted primarily to communications customers. Although products in the SRAMs segment are general purpose in nature, we also supply the majority of our products in this segment to our communications customers. Customers often purchase products from more than one of our product families. No OEM direct customer accounted for 10% or more of our revenues in fiscal 2004, 2003 or 2002. However, when sales through all channels are considered, we estimate that end-customer sales to Cisco represented between 20-25% of our fiscal 2004 and 2003 revenues and 13-15% of our fiscal 2002 revenues.

Manufacturing

        In fiscal 2004, we manufactured products that represented more than 90% of our revenue at our Hillsboro, Oregon wafer fabrication facility. This facility produces 200mm (8-inch) wafers from

0.6-micron down to 0.12-micron process technologies. We use multiple wafer foundries for the balance of our production. We expect future production at wafer foundries to increase faster than that internally.

        In fiscal 2002, we announced plans to phase out production at our wafer fabrication facility located in Salinas, California. The decision to consolidate production at our Hillsboro facility was consistent with the continuing evolution of our manufacturing technologies toward more advanced, smaller-geometry technologies, but it was accelerated by poor industry business conditions during fiscal 2002. We phased out production at the Salinas facility and completed the transfer of production to our Hillsboro plant in the first quarter of fiscal 2003.

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

Backlog

        Our backlog (which we define as all confirmed, unshipped orders) as of March 28, 2004 was approximately $67.8 million, compared to $42.7 million as of March 30, 2003. We offer products with limited or no second sources, as well as industry-standard products. Sales are generally made pursuant to purchase orders, which are frequently revised by customers as their requirements change. We have also entered into master purchase agreements, which do not require minimum purchase quantities, with many of our OEM and CEM customers. We schedule product deliveries on receipt of purchase orders under the related customer agreements. Generally, these purchase orders and customer agreements, especially those for standard products, also allow customers to reschedule delivery dates and cancel purchase orders without significant penalties. In general, orders, especially for industry standard products, are often made with very short lead times and may be canceled, rescheduled, repriced or otherwise revised. In addition, distributor orders are subject to price adjustments both before and after shipment. Finally, orders placed by distributors or by consignment customers may reflect those customers' intent to adjust their inventory levels, rather than providing an indication of near-term revenue opportunities. Approximately 55% of our revenues currently occur through distribution and consignment customers, and, with few exceptions, we recognize revenues not upon shipment to fulfill their orders, but upon their selling through the product to the ultimate end customer. For all these reasons, we do not believe that our order backlog is a reliable indicator of future revenues.

Research and Development

        Our research and development efforts emphasize the development of proprietary and enhanced-performance products, and advanced CMOS processes. We believe that a continued high level of investment in research and development is necessary to maintain our competitive position. We operate research and development centers in Santa Clara, California; Hillsboro, Oregon; Atlanta, Georgia; Warren, N.J.; Ottawa, Canada; Shanghai, China and Sydney, Australia. Research and development expenses, as a percentage of revenues, were approximately 29%, 38%, and 34% in fiscal 2004, 2003 and 2002, respectively.

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

Competition

        Intensely competitive, the semiconductor industry is characterized by rapid technological advances, cyclical market patterns, price erosion, evolving industry standards, occasional shortages of materials, intellectual property disputes, high capital equipment costs and uncertain availability of and control over manufacturing capacity. Many of our competitors have substantially greater technical, marketing, manufacturing and financial resources than we do. In addition, several foreign competitors receive financial assistance from their governments, which could give them a competitive advantage. We compete in different product areas, to varying degrees, on the basis of technical innovation and product performance, as well as product quality, availability and price. Products in the SRAM segment can generally be characterized as commodity-type items and tend to be most price sensitive.

        Our competitive strategy is to differentiate our products through high performance, innovative configurations, proprietary features and breadth of offerings. Price competition, introductions of new products by our competitors, delays in our own product introductions or other competitive factors could have a material adverse effect on our business and results of operations in the future.

        Our communications and high-performance logic products compete with similar products offered by such companies as Cypress Semiconductor (Cypress), Integrated Circuit Systems, NetLogic Microsystems, Texas Instruments, Pericom Semiconductor, Motorola, Toshiba, NEC, Infineon Technologies, PMC-Sierra (PMC), Legerity, Agere Systems, Zarlink Semiconductor, Exar, Intel,, and Maxim Integrated Products.

        In markets where we compete to sell SRAM products, market supply and pricing strategies of competitors significantly impact the price we receive for our products. Our competitors include U.S.-based companies such as Cypress, Giga Semiconductor and Integrated Silicon Solutions. International competitors include Samsung Electronics and various other companies based in Taiwan, Korea and elsewhere in Asia.

Intellectual Property and Licensing

        We believe that our intellectual property is a valuable corporate asset, and we continue to invest in intellectual property protection. We also intend to continue our efforts to increase the breadth of our patent portfolio. There can be no assurance that any patents issued to us will not be challenged, invalidated or circumvented, that the rights granted there under will provide competitive advantages to us or that our efforts generally to protect our intellectual property rights will be successful.

        In recent years, there has been a growing trend of companies resorting to litigation to protect their semiconductor technology from unauthorized use by others. In the past, we have been involved in patent litigation which adversely affected our operating results. Although we have obtained patent licenses from certain semiconductor manufacturers, we do not have licenses from a number of semiconductor manufacturers with broad patent portfolios. Our success will depend on our ability to obtain necessary intellectual property rights and protect our intellectual property rights. While we have filed patent applications, we cannot be certain that these applications will issue into patents that we will be able to obtain the necessary intellectual property rights or that other parties will not contest our intellectual property rights.

Environmental Regulation

        Various federal, state and local provisions regulate the use and discharge of certain hazardous materials used in semiconductor manufacturing. Failure to comply with environmental regulations in the future could subject us to substantial liability or cause our manufacturing operations to be interrupted. These regulations could also require us to procure costly equipment or incur significant remediation expenses. We believe we are fully compliant with all applicable environmental laws.

Employees

        As of March 28, 2004, we employed approximately 3,150 people worldwide, including 900 and 785 in Malaysia and the Philippines, respectively. Our future success depends in part on our ability to attract and retain qualified personnel, particularly engineers, who are often in great demand. We have implemented policies enabling our employees to share in our success, including stock option, stock purchase and profit sharing programs, and bonus plans for key contributors. We have never had a work stoppage. None of our employees is currently represented by a collective bargaining agreement, and we consider our employee relations to be good.

Available Information

        We electronically file our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 with the SEC. The public may read or copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov. You may obtain a free copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports with the SEC on our website on the World Wide Web at http://www.idt.com, by contacting the Investor Relations Department at our corporate offices by calling (408) 654-6420 or by sending an e-mail message to ir@idt.com.

ITEM 2. PROPERTIES

        We own and operate a wafer fabrication facility in Hillsboro, Oregon (245,000 square feet). We own assembly and test plants in Malaysia (145,000 square feet) and the Philippines (176,000 square feet). The Malaysian plant is subject to ground leases and we have an interest in, but do not own all of the land we occupy in the Philippines. For more information on our production facilities, please refer to Item 1, "Manufacturing," in this Report.

        The Hillsboro facility was formerly subject to a synthetic lease. In September 2002, the Company elected to terminate the lease and acquire the leased property, plant and equipment for approximately $64 million. The purchase price was funded primarily by the $50.6 million lease deposit. The Company no longer has any property, plant or equipment subject to synthetic leases.

        We phased out production at our wafer fabrication facility in Salinas, California in June 2002. We continue to conduct non-manufacturing operations, primarily product marketing and design, in Salinas.

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

ITEM 3. LEGAL PROCEEDINGS

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

        Our executive officers, and their respective ages as of March 28, 2004, are as follows:

Name	Age	Position
Gregory S. Lang	40	President and Chief Executive Officer
Phil Bourekas	40	Vice President, Internetworking Products Division
Thomas Brenner	41	Vice President, Flow Control Management Division and Worldwide Marketing
Clyde R. Hosein	44	Vice President, Chief Financial Officer
Mike Hunter	52	Vice President, Worldwide Manufacturing
Jimmy J.M. Lee	51	Vice President, Timing Solutions and Telecom Divisions
Chuen-Der Lien	48	Vice President, Chief Technical Officer, Circuit and Process Design
Michael Miller	47	Vice President, Chief Technology Officer, Systems Technology
Scott Sarnikowski	42	Vice President and Co-General Manager, IP Co-Processors Division
Christopher P. Schott	53	Vice President and Co-General Manager, IP Co-Processors and SRAM Divisions

        Mr. Lang joined the Company as President in October 2001 and became Chief Executive Officer in January 2003. From September 1996 to October 2001, Mr. Lang was vice president and general manager of the Platform Networking Group at Intel Corporation. Mr. Lang previously held various other management positions during his 15-year tenure at Intel.

        Mr. Bourekas has been with the Company since 1988. Mr. Bourekas was appointed to his current position in February 2000. Mr. Bourekas was the Vice President of Strategic Marketing from August 1999 until February 2000. Prior to August 1999, Mr. Bourekas held various engineering, strategic marketing and management positions at IDT.

        Mr. Brenner joined IDT in October 2002 as Vice President of Worldwide Marketing and became Vice President, Flow Control Management Division in November 2003. Prior to joining IDT, Mr. Brenner spent five years at LSI Logic and was the vice president and general manager of the networking ASIC division.

        Mr. Hosein joined IDT in March 2003 as Vice President and Chief Financial Officer. From 2001 to 2003, Mr. Hosein was the senior vice president, finance & administration and chief financial officer for Advanced Interconnect Technologies. From 1997 to 2001, Mr. Hosein held various management positions at Candescent Technologies Corporation including Vice President and Chief Financial Officer. Prior to Candescent, Mr. Hosein held various management positions during his 14-year career at IBM.

        Mr. Hunter has been with IDT since 1996 and was appointed Vice President, Worldwide Manufacturing in February 1998. Prior to joining IDT, Mr. Hunter held management positions at Chartered Semiconductor Manufacturing Ltd., Fujitsu Personal Systems, Fairchild Semiconductor and Texas Instruments Incorporated.

        Mr. Lee joined IDT in 1984. He was appointed to his current position in August 1999. His previous positions at IDT included Vice President of the FIFO Products Division from 1996 to 1999. Prior to joining IDT, Mr. Lee held a management position at Intel Corp.

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

Corporate Governance

        The Board of Directors (the "Board") is the ultimate decision-making body of the Company except with respect to those matters reserved for decision of stockholders. The Board is responsible for selection of the executive management team, providing oversight responsibility and direction to management, and evaluating the performance of management on behalf of the stockholders. Responsibility for day-to-day management of operations is delegated to the executive management team.

        The Board is composed of a majority of independent directors. Currently, six out of seven directors are independent, as defined by the standards set by the SEC and the NASDAQ National Market®. Only one director is employed by IDT, Greg Lang, the president and CEO.

        All directors who are members of chartered Board committees are independent directors. The Company's chartered Board committees currently include audit, compensation, governance and nominating committees. All committees operate under charters approved by the Board. These charters are available on the Company's website at www.idt.com. The Board of Directors appoints the members and chairs of the committees.

        The Audit Committee oversees the integrity of the Company's financial statements; the Company's compliance with legal and regulatory requirements; the independent registered public accounting firm's qualifications and independence; and the performance of the Company's internal audit function and independent registered public accounting firm. The Audit Committee nominates and retains the Company's independent registered public accounting firm to examine the Company's accounts, reviews the independence of the independent registered public accounting firm as a factor in making these determinations and pre-approves all audit and non-audit services performed by the independent registered public accounting firm. The Audit Committee meets at least once per quarter, and regularly meets with the independent registered public accounting firm without management present, and provides them access to the Audit Committee at any time. All members of the Audit Committee are financially literate, as such qualification is interpreted by the Company's Board in its business judgment. In addition, all members of the Audit Committee are financial experts as defined by the rules of the SEC and the NASDAQ National Market.

        At least annually, the Compensation Committee meets at least annually to discuss the design and evaluation of the compensation plans, policies and programs of the Company, especially those regarding executive compensation, determining the compensation of the chief executive officer and other executive officers of the Company and overseeing the production of an annual report on executive compensation for inclusion in the Company's proxy materials in accordance with applicable rules and regulations. The Compensation Committee shall ensure that compensation programs are designed to encourage high performance, promote accountability and align employee interests with the interests of the Company's stockholders. The Compensation Committee reviews and approves incentive, bonus or similar plans of the Company based upon the recommendations submitted by the Chairman and Chief Executive Officer and Vice President of Human Resources. The Compensation Committee reviews and approves the Company's stock option and other stock incentive award programs.

        The Governance Committee meets at least annually and is responsible for developing and making recommendations to the Board about the adoption or amendment of corporate governance guidelines and principles applicable to the Company. In addition, the Governance Committee reviews and makes recommendations to the Board regarding the Charters of the Board committees and the membership composition of the Board committees.

        The Nominating Committee meets at least annually and provides assistance to the Board in the identification of individuals qualified to become Board members and recommends to the Board the selection of director nominees for the next annual meeting of the stockholders or recommends to the Board candidates to fill vacancies on the Board. The Nominating Committee will also review periodically with the Chairman of the Board and the Chief Executive Officer the succession plans relating to positions held by executive officers, and make recommendations to the Board with respect to the selection of individuals to serve in those positions.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

        Our Common Stock is traded on the NASDAQ National Market under the symbol IDTI. The following table shows the high and low closing sales prices for our Common Stock as reported by the NASDAQ National Market for the fiscal periods indicated:

	High	Low
Fiscal 2004
First Quarter	$12.25	$7.94
Second Quarter	15.73	10.37
Third Quarter	19.27	12.42
Fourth Quarter	20.96	13.35
Fiscal 2003
First Quarter	$34.53	$17.10
Second Quarter	17.25	10.11
Third Quarter	12.77	6.90
Fourth Quarter	8.95	7.22

        As of May 21, 2004, there were approximately 845 record holders of our Common Stock. A substantial majority of our shares are held by brokers and other institutions on behalf of individual shareholders. We have never paid cash dividends on our Common Stock. We currently plan to retain any future earnings for use in our business and do not anticipate paying cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

        The data set forth below are qualified in their entirety by reference to, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes thereto included in this Annual Report on Form 10-K.

Statements of Operations Data

	Fiscal Year Ended
(in thousands, except per share data)	March 28, 2004(1)	March 30, 2003(2)	March 31, 2002(3)	April 1, 2001	April 2, 2000
Revenues	$345,443	$343,878	$379,817	$991,789	$701,722
Restructuring, asset impairment and other	—	115,370	24,742	—	(4,726)
Research and development expenses	98,535	129,108	129,146	128,749	108,009
Gains (losses) on equity investments, net	3,151	(6,557)	36,160	86,994	11,335
Net income (loss)	6,396	(277,896)	(46,192)	415,203	130,611
Basic net income (loss) per share	0.06	(2.68)	(0.44)	3.99	1.44
Diluted net income (loss) per share	0.06	(2.68)	(0.44)	3.76	1.32
Shares used in computing net income (loss) per share:
Basic	104,607	103,520	104,560	104,042	90,918
Diluted	108,526	103,520	104,560	110,287	99,002

Balance Sheets and Other Data

(in thousands, except employee data)	March 28, 2004	March 30, 2003	March 31, 2002	April 1, 2001	April 2, 2000
Cash, cash equivalents and investments	$608,214	$552,722	$668,904	$821,092	$422,045
Total assets	905,553	881,312	1,225,819	1,460,912	1,162,182
Convertible subordinated notes, net of issuance costs	—	—	—	—	179,550
Other long-term obligations	15,651	23,775	51,221	66,529	92,172
Stockholders' equity	784,224	758,692	1,054,709	1,139,897	681,151
Number of employees	3,150	3,090	3,690	4,970	4,780

(1)
Includes restructuring charges of $1.5 million of which $0.5 million and $1.0 million were classified as R&D and SG&A respectively.

(2)
Includes restructuring and asset impairment charges of $127.2 million of which $115.4 million, $9.4 million and $2.4 million were classified as cost of revenues, R&D and SG&A respectively. The Company also recorded a valuation allowance against 100% of its net deferred tax assets in 2003.

(3)
Includes restructuring and asset impairment charges of $26.0 million of which $24.7 million, $0.6 million and $0.7 million were classified as cost of revenues, R&D and SG&A respectively.

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

        We believe that the following accounting policies are "critical" as defined by the Securities and Exchange Commission, in that they are both highly important to the portrayal of our financial condition and results, and require significant management judgments and assumptions about matters that are inherently uncertain. We also have other important policies, including those related to revenue recognition and concentration of credit risk. However, these policies do not meet the definition of critical accounting policies because they do not generally require us to make estimates or judgments that are significant, difficult or subjective. These policies are discussed in the Notes to the Consolidated Financial Statements.

        Income Taxes.    We account for income taxes under an asset and liability approach that requires the expected future tax consequences of temporary differences between book and tax bases of assets and liabilities be recognized as deferred tax assets and liabilities. Generally accepted accounting principles require us to evaluate the realizability of our net deferred tax assets on an ongoing basis. A valuation allowance is recorded to reduce the net deferred tax assets to an amount that will more likely than not be realized. Accordingly, we consider various tax planning strategies, forecasts of future taxable income and our most recent operating results in assessing the need for a valuation allowance. In the consideration of the realizability of net deferred tax assets, recent results must be given substantially more weight than any projections of future profitability. In the fourth quarter of fiscal 2003, we determined that, under applicable accounting principles, it was more likely than not that we would not realize any value for any of our net deferred tax assets. Accordingly, we established a valuation allowance equal to 100% of the amount of these assets.

        In addition, we record liabilities related to income tax contingencies. Determining these liabilities requires us to make significant estimates and judgments of whether, and the extent to which, additional taxes will be due based on potential tax audit issues in the U.S. and other tax jurisdictions throughout the world. Our estimates are based on the outcomes of previous audits as well as the precedents set in tax cases which include similar tax positions to those taken by the Company. If we later determine that our exposure is lower or that the liability is not sufficient to cover our revised expectations, we adjust the liability and affect a related change in our tax provision during the period in which we make such determination.

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

        Valuation of Long-Lived Assets and Goodwill.    We own and operate our own manufacturing facilities, as described in Part I of this Annual Report, and have also acquired certain businesses and product portfolios in recent years. As a result we have significant property, plant and equipment, goodwill and other intangible assets. We evaluate these items for impairment on an annual basis, or sooner, if events or changes in circumstances indicate that carrying values may not be recoverable. Triggering events for impairment reviews may include adverse industry or economic trends, restructuring actions, lowered projections of profitability, or a sustained decline in our market capitalization. Evaluations of possible impairment and, if applicable, adjustments to carrying values, require us to estimate, among other factors, future cash flows, useful lives and fair market values of our reporting units and assets. Actual results may vary from our expectations. We recorded asset impairment charges of $121.4 million and $17.4 million in fiscal 2003 and 2002, respectively.

        In connection with our adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," we completed a transitional goodwill impairment review as of the beginning of fiscal 2003 and annual impairment reviews during the fourth quarter of fiscal 2004 and 2003. These reviews found no impairment. Under our accounting policy we will continue to perform an annual review in the fourth quarter of each future fiscal year, or more often if indicators of impairment exist. Our annual reviews consider estimates of the fair value of our reporting units, and may include analyses of projected discounted cash flows, using management's estimates of future revenues and expenses over a multi-year horizon. As of March 28, 2004, our assets included $40.2 million in goodwill related to the acquisitions of Newave and Solidum.

Overview

        For the first time since fiscal 2001, we posted net income, primarily due to a recovery in the economy, the market segments we serve, and demand for our products, but also related to our lowered cost structure as a result of the restructuring and asset impairment charges recorded during Fiscal 2003. With the exception of our second fiscal quarter, we experienced sequential growth in revenues, operating income and net income in each of the quarters of fiscal 2004.

        We have seen improved demand across our market segments, as well as a better pricing environment for our products. During fiscal 2004, rates of decline in our average selling prices (ASPs) moderated, and we were able to raise prices on selected products. With supply tightening in a market that has signs of improving demand for our products, we expect ASPs to remain fairly consistent over the coming year and expect our units sold to increase throughout the year, which could result in moderate growth in our revenues for the upcoming year.

        As our results have continued to improve, we have initiated investment in additional wafer capacity for our Hillsboro fabrication facility to meet the increased demand. We have also increased the number of employees at selected locations throughout the Company to support the increased levels of operations and anticipate this continuing throughout FY 2005.

        During the year, we maintained a focus on opportunistically enhancing our business through acquisitions with the acquisition of certain packet processing technologies from IBM during the second fiscal quarter. In addition, shortly after the end of the fiscal year, we announced the acquisition of Zettacom, a privately-held company, which we believe will accelerate our entry into the Advanced Serial Switching market.

Results of Operations

        Revenues (fiscal 2004 compared to fiscal 2003).    Our revenues for fiscal 2004 were $345.4 million, an increase of $1.6 million or 0.5% compared to the previous year. Overall units sold were up significantly as a result of recovery across the markets we serve from 185.4 million units in fiscal 2003 to 215.1 million units in fiscal 2004, but this increase in unit volumes sold was largely offset by lower ASPs per unit for our products which were down by 13.2% during fiscal 2004.

        Revenues for our Communications and High-Performance Logic segment (which includes NSEs, CIEs, FIFOs, multiports, and flow control management devices; communications applications-specific standard products (ASSPs); and high-performance logic and timing products) increased by $0.2 million or 0%, while revenues for our SRAMs segment increased by $1.4 million or 2.7%. Units sold were up significantly in both segments as we exited the year with increasing demand for our products. Despite seeing prices begin to stabilize late in the year, ASPs were down significantly for the year.

        Throughout fiscal 2004, we continued to see the shift of our revenues to the Asia Pacific (APAC) region primarily related to growth in our consignment programs with contract manufacturers in the region as our end customer platforms migrate there to be assembled in lower cost environments. Our revenues in the APAC region (excluding Japan) increased significantly in FY 2004 as compared to FY 2003, rising 31%. Revenues in Japan also increased in FY 2004 as compared to one year ago by approximately 15%. The Americas region was most adversely affected by the shift, declining 22% during the year. In Europe, revenues were also lower by approximately 14%.

        Revenues (recent trends and outlook).    Exiting the year, we have seen a trend of increased bookings, higher levels of demand for our products, and more favorable pricing as demand begins to increase relative to world supply capacities. If these trends continue, we could experience moderate revenue growth in fiscal 2005.

        Revenues (fiscal 2003 compared to fiscal 2002).    Our revenues for fiscal 2003 were $343.9 million, a decrease of $35.9 million or 9% compared to the previous year.

        For both of our product segments, increases in units sold were more than offset by declines in ASPs. Pricing pressures were greatest where multiple sources of supply existed, such as in our SRAM segment. Revenues for our Communications and High-Performance Logic segment declined by $18.9 million or 6%. Revenues for our SRAMs segment declined by $17.1 million or 25%.

        During fiscal 2003, we experienced a trend of our business shifting away from the Americas and to the APAC region. Revenues increased within the APAC region (excluding Japan) to 30% of consolidated revenues in fiscal 2003, up from 18% in fiscal 2002. The shift was attributable to an increasing change in business environment in which customers, increasingly focused on lowering their costs, are utilizing contract manufacturers within APAC to manufacture their products.

        Gross profit (fiscal 2004 compared to fiscal 2003).    Gross profit for fiscal 2004 was $160.8 million, an increase of $159.0 million compared to the $1.8 million recorded in fiscal 2003. Our gross profit margin percentage for 2004 was 46.6% compared to 0.5% for fiscal 2003. The substantial increase in gross profit in fiscal 2004 was primarily attributable to the restructuring and impairment charges of $115.4 in fiscal 2003 that did not recur in fiscal 2004. In addition, gross profit benefited from significantly better manufacturing utilization in fiscal 2004, primarily related to purposefully reducing our inventory levels throughout fiscal 2003, from $78.2 million at the beginning of the fiscal year to $41.2 million at the end of the fiscal year. Depreciation and technology amortization expenses were also lower by $19.4 million and $2 million, respectively, due to the asset impairment charges taken in Q4 2003. Finally, retention bonuses of $3.6 million related to closing our Salinas manufacturing facility in Q1 2003 did not recur in 2004. These benefits were partially offset by lower allocations of manufacturing spending to R&D of approximately $10 million. In addition, we estimate that gross profit benefited by $2.5 million during the year as a result of sales of inventory previously reserved as excess or obsolete, slightly less than the $3.0 million benefit in fiscal 2003.

        Gross profit (fiscal 2003 compared to fiscal 2002).    Gross profit for fiscal 2003 was $1.8 million, down from $113.2 million in fiscal 2002. Our gross profit margin percentage declined to 0.5% in fiscal 2003 from 29.8% in fiscal 2002. The decline in gross profit in fiscal year 2003 was primarily driven by an increase in restructuring and asset impairment charges to $115.4 million in fiscal 2003 from $24.7 million if fiscal 2002. For further discussion of these charges, see Restructuring charges, asset impairment, and other, below.

        In addition, gross profit was negatively impacted in fiscal 2003 by lower revenues and poorer utilization of our Hillsboro wafer manufacturing facility, as we purposefully reduced our inventory levels by almost half over the course of the fiscal year. Higher unit sales volumes and a somewhat better mix of products sold were more than offset by lower product average selling prices. The above adverse impacts were only partially offset by cost savings related to the closure of our Salinas wafer fabrication facility; reduced variable spending in Hillsboro related to the lower production volumes; and lower personnel-related costs, as a result of reductions in force implemented in both fiscal 2002 and fiscal 2003. Finally, gross profit in fiscal 2003 benefited from the sale of approximately $3 million of inventory previously reserved as excess.

        Restructuring charges, asset impairment and other.    During fiscal 2003, after three consecutive quarters in which revenues either improved or remained essentially unchanged from the immediately preceding period, revenue declined measurably in the third quarter of fiscal 2003. During the course of the fourth quarter of fiscal 2003, taking this drop off into consideration as well as the persistent weak global and industry economic conditions, we revised our near and medium term revenue expectations downward significantly. We also reviewed corresponding key assumptions in our overall strategic business and manufacturing capacity plans. These material changes in our outlook and plans, which we were first able to quantify in our fiscal fourth quarter budgeting process, triggered an impairment review of our long-lived assets.

        Our impairment review indicated that estimated future undiscounted cash flows would not be sufficient to recover the carrying values of plant and equipment related to both our wafer fabrication facility in Hillsboro and our offshore test and assembly plants. As a result, we recorded a charge of $107.9 million to write down these assets, which we continue to hold and use, to their estimated fair values. Of the $107.9 million charge, $99.6 million was recorded as cost of sales and the remainder as research and development. Management is responsible for the estimated fair values utilized to record the asset impairment charges. Management considered a number of factors to estimate the fair values, including valuations and appraisals, when making these determinations.

        Methods used in estimating the fair market values of the facilities included considering results from independent appraisals which incorporated standard real estate appraisal techniques including the cost approach, the income approach, and the comparable sales approach. For specific equipment, we estimated fair market value primarily using recent sales data available for comparable equipment. We then compared the carrying value to the estimated fair value of the assets and recorded an impairment charge for the difference.

        We also determined in the fourth quarter of fiscal 2003 that certain intangible assets related to our acquisition of Newave, specifically existing technology, had also become impaired, and we recorded a $13.5 million charge to cost of sales to adjust the existing technology asset to its estimated fair market value. Our revenue estimates at the time of the acquisition were made when the market outlook was considerably more favorable. We expect to continue generating cash flows from these intangible assets at levels consistent with or higher than with those used in the FY 2003 impairment analysis. In performing the overall impairment analysis for goodwill, we followed the guidance under paragraph 29 of FAS 142, which requires long-lived assets, other than goodwill, be tested for impairment first and that the carrying amount of these assets be adjusted for impairment before testing goodwill. Accordingly, only after adjusting the carrying value of the above long-lived assets, due to their impairment, did we then test the goodwill noting no impairment.

        In fiscal 2003, we also took actions, including reductions in force and the closure of certain design and sales facilities, to better align our business model with then current industry conditions and our revised revenue expectations. During fiscal 2003, we recorded restructuring charges of $5.8 million, which consisted primarily of severance and related termination benefits related to reductions in force totaling approximately 210 positions. The charges were incurred in the first, third and fourth quarters of fiscal 2003 and were recorded as cost of revenues ($2.3 million) and operating expenses ($3.5 million).

        At the time the impairment and restructuring charges were taken in FY 2003, anticipated savings for FY 2004 were as follows:

(in thousands)	COGS	R&D	SG&A	TOTAL
Depreciation and amortization	$19.4	$6.8	$—	$26.2
Compensation related	4.7	5.4	6.3	16.4
Facilities and other	3.4	4.3	5.7	13.4

Total	$27.5	$16.5	$12.0	$56.0

        Our actual results through the end of fiscal 2004 were not significantly different from our expectations; however, additional capital equipment purchases and selective additions to manufacturing headcount had a minor offsetting effect.

        Fiscal 2002 was also a year of cyclically poor business conditions and overcapacity in the semiconductor industry. As a result, we recorded a $17.4 million asset impairment charge and $8.6 million in restructuring charges, of which $24.7 million was recorded as cost of goods sold and the remainder as operating expenses.

        In the third quarter of fiscal 2002, we performed impairment reviews of our manufacturing facilities. We determined that future undiscounted cash flows related to our Salinas wafer fab, would not be sufficient to recover the carrying values of the assets in that facility. We accordingly wrote down the assets to their fair values, resulting in a charge of $17.4 million. Management considered a number of factors to estimate the fair values, including valuations and appraisals, when making these determinations.

        In fiscal 2002, we recorded $8.6 million in expenses related to restructuring actions, consisting mainly of worldwide reductions in force in our manufacturing and administrative organizations. Such expenses were recorded as cost of goods sold ($7.3 million) and operating expenses ($1.3 million). As of the end of fiscal 2004, no accrual remains related to these restructuring actions.

        In addition to expenses specifically identified as asset impairment and restructuring charges, we incurred other Salinas-related closure expenses in fiscal 2003 and 2002, mainly for retention bonuses. These expenses totaled $5.0 million in fiscal 2003 ($3.2 million in fiscal 2002). We phased out production at the Salinas wafer fab and completed the transfer of production to our Hillsboro wafer fab in the first quarter of fiscal 2003, and we first realized the full benefit in gross profit of this consolidation in the second quarter of fiscal 2003.

        Research and development.    R&D expenses declined by $30.6 million in fiscal 2004 to $98.5 million. The largest driver of the decrease was due to the asset impairments and restructuring activities including the closure of our Dallas design center, which we estimate represented a $16.5 million savings for the year. In addition, lower allocations of manufacturing costs to R&D of approximately $10 million contributed significantly to the change as manufacturing capacity was proportionally more focused on production activities rather than R&D activities. Finally, deferred compensation expense in connection with our acquisition of Newave was also lower by $2.1 million as a result of the completion of the vesting provisions of arrangements with certain key Newave employees.

        R&D expenses were essentially flat over the period from fiscal 2002 to 2003. During fiscal 2003, lower allocations of manufacturing costs to R&D activities of approximately $5.5 million, lower product tooling costs of $0.9 million, lower outside product development fees of $1.3 million, and lower stock-based deferred compensation expenses related to our Newave acquisition of $1.4 million were offset by a charge of $8.3 million for the impairment of R&D assets primarily related to our Hillsboro fabrication facility and increased design engineering costs associated with our acquisition of Solidum.

        In fiscal 2005, our new product development efforts are expected to continue to focus in such areas as: networking and switching products such as our network search engines (incorporating content-addressable memory or CAM technology) and content inspection engines; flow control management devices; FIFO buffers; multi-ported specialty memory products; timing and clock products; integrated communications processors; and advanced telecommunications products. In addition, we expect significant product development efforts will be devoted to products in our newly formed Serial Switching Division, including switch fabric and traffic management technologies and to new products within our Timing Solutions Division, such as PC clocks. We are also continuing to develop manufacturing process technologies designed to increase efficiency or enable product performance advantages.

        As a result of the increased development efforts described above along with projected increases in certain performance and other related personnel costs, we expect that R&D spending in fiscal 2005 will increase slightly in comparison to fiscal 2004.

        Selling, general and administrative.    SG&A expenses declined by $10.7 million in fiscal 2004 to $72.4 million. The decrease was primarily due to the restructuring and other cost reduction actions taken during fiscal 2003. These savings were mainly related to savings in labor and other employee-related expenses as a result of multiple reductions in force which we estimate represented $6.3 million in savings. In addition, expenses related to outside services were lower by approximately $1.5 million in fiscal 2004 as a result of cost control measures.

        SG&A expenses declined by $7.6 million in fiscal 2003 to $83.1 million, with the decrease driven by lower personnel- and revenue-related costs. Personnel related costs were lower by $5.4 million due to multiple reductions in force, offset partially by related severance costs. Outside sales commissions were down by $1.5 million due to lower revenues and a new commission plan implemented early in the year and depreciation was also lower by $0.7 million. These savings were partially offset by higher spending on outside services, including legal, tax, and auditing services, which increased by $0.7 million and corporate insurance which increased by $0.7 million during fiscal 2003, and by bad debt expenses which were $1.9 million lower than in fiscal 2002. During fiscal 2002, goodwill related to the Newave transaction was amortized to expenses in accordance with an estimated useful life of seven years using the straight-line method. As a result of our adoption of SFAS No. 142, amortization of certain intangibles, primarily goodwill, ceased as of the beginning of fiscal 2003. This decreased expenses within SG&A by $6.1 million in fiscal 2003 compared to fiscal 2002.

        We currently expect SG&A expenses to increase modestly in fiscal 2005, due largely to projected increases in revenue- and performance-tied selling-and personnel-related costs.

        Acquired in-process research and development.    During fiscal 2004, in connection with our acquisition of certain technologies for use in high-speed packet processing from IBM, we recorded a $0.3 million charge for acquired in-process research and development (IPR&D). Also, in connection with our acquisition of Solidum, we recorded a $2.7 million charge for acquired IPR&D in fiscal 2003. Finally, we recorded a $16.0 million charge for IPR&D in fiscal 2002 related to our acquisition of Newave. For each of these transactions, the allocation of the purchase price to IPR&D was determined by identifying technologies that had not attained technological feasibility and that did not have future alternative uses.

        Details of significant IPR&D charges are as follows:

        Newave had five IPR&D projects at the time of the acquisition. These projects included multiple caller-ID related technologies to enable advanced caller-ID functionality and T1/ISDN related technologies to enable advances in transferring voice and data simultaneously. The details of these projects at the time of acquisition were as follows:

(in thousands)	Assigned IPR&D Fair Value	Percentage Complete	Discount Rate	Estimated Cost to Complete at Date of Acquisition	Forecast Release Date	Actual Product Release Date
Project A	$7,500	86%	30%	$90	Aug-01	Feb-02
Project B	$6,100	78%	30%	$230	Oct-01	Jul-02
Project C	$1,400	79%	30%	$140	Oct-01	Canceled
Other Projects	$1,000	24-42%	30%	$200	Aug-01 & Apr-02	Feb-02 & Jul-03

        Gains and losses on equity investments, net.    Activity for the periods presented is summarized as follows:

(in thousands)	Fiscal 2004	Fiscal 2003	Fiscal 2002
Realized gains on sales of PMC shares	$3,151	$—	$507
Realized gain on sale of MoSys shares	—	—	35,653
Other than temporary impairment charge on PMC shares	—	(6,557)	—

Gains (losses) on equity investments, net	$3,151	$(6,557)	$36,160

        During fiscal 2004, we sold our remaining shares of PMC Sierra (PMC) resulting in a net gain of $3.2 million. During fiscal 2003, we recorded a $6.6 million pretax other than temporary impairment charge also related to this investment. At that time, we determined that an other than temporary decline had occurred because the market value of the shares had been significantly below our carrying value for a consecutive six month period and we had no evidence that the reduction in value would be recoverable within a reasonable period of time. In the first quarter of fiscal 2002, Monolithic System Technology (MoSys), a company that we held an investment in, completed an initial public offering. Our carrying value for the MoSys shares held in our investment portfolio was previously zero. During the third quarter of fiscal 2002, we sold all of our MoSys shares and realized a pretax gain of $35.7 million. Also, during the third quarter of fiscal 2002, we sold 370,000 PMC shares and realized a pretax gain of $0.5 million.

        Interest income and other, net.    Changes in interest income and other, net are summarized as follows:

(in thousands)	Fiscal 2004	Fiscal 2003	Fiscal 2002
Interest income	$12,520	$18,233	$33,967
Other income, net	1,178	807	4,777

Interest income and other, net	$13,698	$19,040	$38,744

        The decrease in interest income in fiscal 2004 of $5.7 million is principally due to lower average interest rates on our investment portfolio, as the proceeds of maturing investments were reinvested in a lower interest rate environment.. The $15.7 million decrease in interest income in fiscal 2003 compared to fiscal 2002 is principally due to lower rates and to a lesser extent, lower balances.

        Other income, net, increased by $0.4 million in fiscal 2004 primarily as a result of higher gains on sales of investments throughout fiscal 2004. Other income, net in fiscal 2003 was significantly lower than fiscal 2002 as fiscal 2002 included a pre-tax gain of $5.1 million related to our exercise of an option to purchase land adjacent to our wafer manufacturing facility in Hillsboro. Immediately following the option exercise, we sold most of the underlying property and recognized the gain.

        Provision/Benefit for income taxes.    We recorded a 100% valuation allowance in the fourth quarter of fiscal 2003 against our net deferred tax assets. We have continued to record no tax benefit for tax losses and tax credits generated during fiscal 2004, as we maintain the position that it is more likely than not that we will not be able to utilize our net deferred tax assets in the foreseeable future. Even though we generated taxable income for FY 2004 and we currently expect to be profitable for FY 2005, we are required to place substantially more weight on our historical results over a longer historical period than just the past fiscal year. Thus, management has determined these valuation reserves are still appropriately maintained at the end of FY 2004. The tax benefit recorded for fiscal 2004 includes, however, $3.1 million for tax refunds we received related to previous tax years. The benefit of these refunds was partially offset by tax expense related to income generated in certain foreign tax jurisdictions.

        Our tax provision of $76.8 million for fiscal 2003 consists primarily of a 100% valuation allowance recorded in the fourth quarter of fiscal 2003 against our net deferred tax assets. As a result of establishing this valuation allowance, we recorded no tax benefit on pretax losses and tax credits generated during fiscal 2003.

        We currently expect that our fiscal 2005 tax provision expense will continue to relate solely to tax expense being recorded on income generated in certain foreign tax jurisdictions.

Liquidity and Capital Resources

        Our cash and marketable securities were $608.2 million at March 28, 2004, an increase of $53.4 million compared to March 30, 2003. Long- and short-term debt, excluding operating leases, was $5.6 million as of March 28, 2004.

        Net cash provided by operating activities was $78.7 million, compared to $11.7 million in fiscal 2003. Approximately 77% of the increase relates to cash provided by net income adjusted for non-cash items, and the remaining increase is due to changes in working capital. Working capital sources of cash included decreases in inventories, net and other assets, as well as an increase in deferred income on shipments to distributors. Other assets decreased as a result of $10.6 million in net proceeds from the sale of building and equipment, classified as assets held for sale, related to our Salinas facility and $4.4 million related to a financing repayment from a distributor during the year. Inventories decreased as a result of the management of our inventory levels during the year and stronger demand for our products. Deferred income on shipments to distributors increased by $3.5 million over this period, as our distributors began to increase their inventory levels to meet anticipated customer demand. Working capital uses of cash included an increase in accounts receivable and a decrease in other accrued liabilities. Accounts receivable increased during the year as a result of higher revenues, the effect of distributors building inventory where accounts receivable increases as channel inventory grows and the continued shift in our business to contract manufacturers, particularly in APAC, who have negotiated extended payment terms. The decrease in other accrued liabilities primarily relates to deferred revenue which was recognized during the year in connection with license agreements.

        Net cash provided by operating activities was $11.7 million for fiscal 2003, compared to a use of $27.9 million for fiscal 2002. During fiscal 2003, our net loss, exclusive of non-cash charges, was largely offset by depreciation and by changes in working capital balances. Inventories were reduced by $37.1 million during fiscal 2003 as we purposely worked down our inventories to better align with then-current business levels. Deferred income on shipments to distributors decreased by $18.5 million over this period, as our distributors also reduced levels of channel inventory.

        We used $14.4 million, $89.9 million and $53.6 million for investing activities in fiscal 2004, 2003 and 2002, respectively. In fiscal 2004, our proceeds from sales of short-term investments, net of purchases, were $35.4 million lower than fiscal 2003. On the other hand, purchases of plant and equipment decreased by $14.8 million as we tightened our capital spending budget entering the year in an effort to control costs. Also, fiscal 2003 contained two large expenditures of cash which did not recur in fiscal 2004. These were our terminating the synthetic lease related to our Hillsboro, Oregon, manufacturing site by purchasing approximately $64.4 million in additional fixed assets and our investment of $30.0 million in an interest bearing, convertible financial instrument which was subsequently converted into preferred shares of a privately-held technology company.

        The main drivers of the increase in cash used for investing activities in 2003 are the one-time items discussed above which occurred in fiscal 2003 partially offset by $74.2 million paid in fiscal 2002 for the acquisition of Newave.

        Our financing activities in fiscal 2004 provided $14.7 million in cash as compared to cash used of $33.6 million and $60.0 million in fiscal 2003 and fiscal 2002, respectively. The main source of cash inflows in fiscal 2004 related to $18.9 million attributable to issuances of common stock in connection with the exercise of stock options and purchase of shares under the employee stock purchase plan. In addition, there were no repurchases of common stock during fiscal 2004 as compared to repurchases of $40.4 million and $67.1 million in fiscal 2003 and 2002, respectively.

        We anticipate capital expenditures of approximately $44 million during fiscal 2005, to be financed through cash generated from operations and existing cash and investments. This estimate includes costs to increase our wafer manufacturing capacity at our fabrication facility in Hillsboro.

        The following table summarizes our contractual arrangements at March 28, 2004, and the expected timing and effects of these commitments on our liquidity and cash flow in future periods:

	Payments Due by Period
(in thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Long-term debt	$—	$—	$—	$—	$—
Capital leases	5,551	4,713	838	—	—
Operating leases	25,876	8,824	11,052	3,958	2,042
Other long-term, cash liabilities reflected on the balance sheet under GAAP	—	—	—	—	—

Total	$31,427	$13,537	$11,890	$3,958	$2,042

        Purchase orders or contracts for the purchase of raw materials and other goods and services are not included in the table above. We are not able to determine the aggregate amount of such purchase orders that represent binding contractual obligations, as purchase orders often represent authorizations to purchase rather than binding agreements. Our purchase orders are based on our current manufacturing needs and are fulfilled by our vendors within short time horizons. We generally do not have significant agreements for the purchase of raw materials or other goods specifying minimum quantities or set prices that exceed our expected requirements for three months. We also enter into contracts for outsourced services; however, the obligations under these contracts were not significant and the contracts generally contain clauses allowing for cancellation prior to services being performed without significant penalty.

        We believe that existing cash and investment balances, together with cash flows from operations, will be sufficient to meet our working capital and capital expenditure needs through fiscal 2005. We may choose to investigate other financing alternatives; however, we cannot be certain that additional financing will be available on satisfactory terms.

Recent Accounting Pronouncements

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003. As of March 28, 2004, the Company had no financial instruments within the scope of this pronouncement.

        In December 2003, the Staff of the Securities and Exchange Commission (SEC or the Staff) issued Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition", which supercedes SAB 101, "Revenue Recognition in Financial Statements". SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." Additionally, SAB 104 rescinds the SEC's Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the FAQ) issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. EITF 00-21 was effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The application of SAB 104 had no impact to the consolidated financial statements for fiscal 2004.

Factors Affecting Future Results

        Our operating results can fluctuate dramatically.    We recorded net income of $6.4 million in fiscal 2004 after recording losses of $277.9 million and $46.2 million in fiscal 2003 and 2002, respectively. Fluctuations in operating results can result from a wide variety of factors, including:

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

        In addition, many of these factors also impact the recoverability of the carrying value of certain manufacturing, tax, goodwill, and other tangible and intangible assets. As business conditions change, future write-downs or abandonment of these assets may occur. For example, in fiscal 2003, we recorded impairment charges totaling $197.2 million for certain manufacturing, research and development, intangible and tax assets.

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

        Demand for our products depends primarily on demand in the communications markets.    The majority of our products are incorporated into customers' systems in enterprise/carrier class network, wireless infrastructure and access network applications. A smaller percentage of our products also serve in customers' computer storage, computer-related, and other applications. Customer applications for our products have historically been characterized by rapid technological change and significant fluctuations in demand. Demand for most of our products, and therefore potential increases in revenue, depends upon growth in the communications market, particularly in the data networking and wireless telecommunications infrastructure markets and, to a lesser extent, the computer-related markets. Any slowdown in these communications or computer-related markets could materially adversely affect our operating results, as most recently evidenced by conditions in fiscal 2003 and 2002.

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

        We are dependent on a concentrated group of customers for a significant part of our revenues.    We are dependent on a limited number of original equipment manufacturers (OEMs) as our end-customers, and our future results depend significantly on the strategic relationships we have formed with them. If these relationships were to diminish, and if these customers were to develop their own solutions or adopt a competitor's solution instead of buying our products, our results could be adversely affected. For example, any diminished relationship with Cisco or other key customers could adversely affect our results. While we sell essentially nothing to Cisco directly, we estimate that when all channels of distribution are considered, Cisco represented approximately 20-25% of our total revenues for fiscal 2004.

        Many of our end-customer OEMs have outsourced their manufacturing to a concentrated group of global contract electronic manufacturers (CEMs) who then buy product directly from us on behalf of the OEM. CEMs have achieved greater autonomy in the design win, product qualification and product purchasing decisions, especially for commodity products. Furthermore, these CEMs have generally been centralizing their global procurement processes. This has had the effect of concentrating a significant percentage of our revenue with a small number of companies. Competition for the business of these CEMs is intense and there is no assurance we can remain competitive and retain our existing market share within these customers. If these companies were to allocate a higher share of commodity or second source business to our competitors instead of buying our products, our results would be adversely affected. Furthermore, as these CEMs represent a growing percentage of our overall business, our concentration of credit and other business risks with these customers has increased. Competition among global CEMs is intense, they operate on extremely thin margins, and their financial condition, on average, declined significantly during the industry downturn in FY2001-FY2002. If any one or more of these global CEMs were to file for bankruptcy or otherwise experience significantly adverse financial conditions, our business would be adversely impacted as well. During fiscal 2004, one CEM, Celestica, accounted for approximately 14% of our revenue during FY 2004 and represented approximately 21% of our accounts receivable as of March 28, 2004.

        Finally, we utilize a relatively small number of global and regional distributors around the world, who also buy product directly from us on behalf of their customers. If our business relationships were to diminish or any one or more of these global distributors were to file for bankruptcy or otherwise experience significantly adverse financial conditions, our business could be adversely impacted. One distributor, Avnet represented 11% of revenues for fiscal 2004.

        Our product manufacturing operations are complex and subject to interruption.    From time to time, we have experienced production difficulties, including reduced manufacturing yields or products that do not meet our or our customers' specifications, that have caused delivery delays, quality problems, and possibly lost revenue opportunities. While delivery delays have been infrequent and generally short in duration, we could experience manufacturing problems, capacity constraints and/or product delivery delays in the future as a result of, among other things; complexity of manufacturing processes, changes to our process technologies (including transfers to other facilities and die size reduction efforts), and ramping production and installing new equipment at our facilities.

        Substantially all of our revenues are derived from products manufactured at facilities which are exposed to the risk of natural disasters. We have a wafer fabrication facility in Hillsboro, Oregon, and assembly and test facilities in the Philippines and Malaysia. If we were unable to use our facilities, as a result of a natural disaster or otherwise, our operations would be materially adversely affected. While we maintain certain levels of insurance against selected risks of business interruption, not all risks can be insured at a reasonable cost. Even if we have purchased insurance, the adverse impact on our business, including both costs and lost revenue opportunities, could greatly exceed the amounts, if any, that we might recover from our insurers.

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

        Historically, we have utilized subcontractors for the majority of our incremental assembly requirements, typically at higher costs than at our own Malaysian and Philippine assembly and test operations. We expect to continue utilizing subcontractors to supplement our own production capacity. Due to production lead times and potential subcontractor capacity constraints, any failure on our part to adequately forecast the mix of product demand and resulting subcontractor requirements could adversely affect our operating results.

        Much of our manufacturing capability is relatively fixed in nature.    Much of our manufacturing cost structure remains fixed in nature and large and rapid swings in demand for our products can make it difficult to efficiently utilize this capacity on a consistent basis. Significant downturns, as we have most recently experienced in fiscal 2002-2003, will result in material under utilization of our manufacturing facilities while sudden upturns could leave us short of capacity and unable to capitalize on incremental revenue opportunities. These swings and the resulting under utilization of our manufacturing capacity or inability to procure sufficient capacity to meet end customer demand for our products will cause material fluctuations in the gross margins we report, and could have a material adverse affect thereon.

        We build most of our products based on estimated demand forecasts.    Demand for our products can change rapidly and without advance notice. Demand can also be affected by changes in our customers' levels of inventory and differences in the timing and order patterns between them and their end customers. If demand forecasts are inaccurate or change suddenly, we may me be left with large amounts of unsold products, may not be able to fill all orders in the short term and may not be able to accurately forecast capacity utilization or make optimal investment and other business decisions.. This can leave us holding excess and obsolete inventory or unable to meet customer short-term demands, either of which can have an adverse impact on our operating results.

        We are dependent on a limited number of suppliers.    Our manufacturing operations depend upon obtaining adequate raw materials on a timely basis. The number of vendors of certain raw materials, such as silicon wafers, ultra-pure metals and certain chemicals and gases, is very limited. In addition, certain packages require long lead times and are available from only a few suppliers. From time to time, vendors have extended lead times or limited supply to us due to capacity constraints. Although we currently fabricate most of our wafers internally, we are dependent on outside foundries for a small but growing portion of our wafer requirements. Similarly, while we currently conduct most assembly and test operations internally, we do rely upon subcontractors for a significant portion of these back-end services. Our results of operations would be materially adversely affected if we were unable to obtain adequate supplies of raw materials in a timely manner or if there were significant increases in the costs of raw materials, or if foundry or back-end subcontractor capacity was not available, or was only available at uncompetitive prices.

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

        International operations add increased volatility to our operating results.    A growing and now substantial percentage of our revenues are derived from international sales, as summarized below:

(percentage of total revenues)	Fiscal 2004	Fiscal 2003	Fiscal 2002
Americas	29%	37%	48%
Asia Pacific	39%	30%	18%
Japan	16%	14%	14%
Europe	16%	19%	20%

Total	100%	100%	100%

        In addition, our assembly and test facilities in Malaysia and the Philippines, our design centers in Canada, China and Australia, and our foreign sales offices incur payroll, facility and other expenses in local currencies. Accordingly, movements in foreign currency exchange rates can impact our revenues and costs of goods sold, as well as both pricing and demand for our products. Our offshore sites and export sales are also subject to risks associated with foreign operations, including:

  •
  political instability and acts of war or terrorism, which could disrupt our manufacturing and logistical activities;

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

        Finally, in support of our international operations, a portion of our cash and investment portfolio resides offshore. At March 28, 2004, we had cash and investments of approximately $48 million invested overseas in accounts belonging to various IDT foreign operating entities. While these amounts are primarily invested in US dollars, a portion is held in foreign currencies, and all offshore balances are exposed to local political, banking, currency control and other risks.

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

        We are exposed to potential impairment charges on investments.    From time to time, we have made strategic investments in other companies, both public and private. If the companies that we invest in are unable to execute their plans and succeed in their respective markets, we may not benefit from such investments, and we could potentially lose up to all of the amounts we invest. In addition, we evaluate our portfolio, including non-marketable equity securities, on a regular basis to determine if impairments have occurred. Impairment charges could have a material impact on our results of operations in any period. As of March 28, 2004, we carried approximately $30.0 million, representing one such investment, included in other assets.

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

        We are dependent on key personnel.    Our performance is substantially dependent on the performance of our executive officers and key employees. The loss of the services of any of our executive officers, technical personnel or other key employees could adversely affect our business. In addition, our future success depends on our ability to successfully compete with other technology firms in attracting and retaining key technical and management personnel. If we are unable to identify and hire highly qualified technical and managerial personnel, our business could be harmed.

        We may have difficulty integrating acquired companies and technologies.    We acquired certain technologies from IBM in fiscal 2004. In addition, we acquired Newave and Solidum in fiscal 2002 and 2003, respectively, and we may pursue other acquisitions in the future. Failure to successfully integrate acquired companies and technologies into our business could adversely affect our results of operations. Integration risks and issues may include, but are not limited to, key personnel retention and assimilation, management distraction, technology development, and unexpected costs and liabilities, including goodwill impairment charges.

        Changes in generally accepted accounting principles regarding stock option accounting may adversely impact our reported operating results, our stock price and our competitiveness in the employee marketplace.    Technology companies like ours have a history of using broad-based employee stock option programs to recruit, incentivize and retain their workforce in what can be a highly competitive employee marketplace. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") allows companies the choice of either using a fair value method of accounting for options, which would result in expense recognition for all options granted, or using an intrinsic value method, as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), with a pro forma disclosure of the impact on net income (loss) of using the fair value option expense recognition method. We have elected to apply APB 25 and accordingly we generally do not recognize any expense with respect to employee stock options as long as such options are granted at exercise prices equal to the fair value of our common stock on the date of grant.

        During March 2004, the FASB issued a proposed Statement, "Share-Based Payment, an amendment of FASB Statements No. 123 and 95". The statement proposes to eliminate the treatment for share-based transactions using APB 25 and generally would require share-based payments to employees be accounted for using a fair-value-based method and recognized as expenses in our statements of operations. The proposed standard would require the modified prospective method be used, which would require that the fair value of new awards granted from the beginning of the year of adoption plus unvested awards at the date of adoption be expensed over the vesting term. In addition, the proposed statement encourages companies to use the "binomial" approach to value stock options, as opposed to the Black-Scholes option pricing model that we currently use for the fair value of our options under SFAS 123 disclosure provisions.

        The effective date the proposed standard is recommending is for fiscal years beginning after December 15, 2004. Should this proposed statement be finalized, it will have a significant adverse impact on our consolidated statement of operations, as we will be required to expense the fair value of our stock options rather than disclosing their impact on our consolidated results of operations within our footnotes in accordance with the disclosure provisions of SFAS 123. This will result in lower reported earnings per share which could negatively impact our future stock price, our access to the capital markets, and the effectiveness of current outstanding stock options in retaining key personnel. In addition, should the proposal be finalized, this could impact our ability or future practice of utilizing broad-based employee stock plans to attract, reward, and retain employees, which could also adversely impact our operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our interest rate risk relates primarily to our investment portfolio, which consisted of $223.4 million in cash and cash equivalents and $384.9 million in short-term investments as of March 28, 2004. By policy, we limit our exposure to longer-term investments, and a substantial majority of our investment portfolio at the end of fiscal 2004 and the end of fiscal 2003 had maturities of less than two years. As a result of the relatively short duration of our portfolio, a hypothetical 10% move in interest rates would have an insignificant effect on our financial position, results of operations and cash flows. We do not currently use derivative financial instruments in our investment portfolio. By policy, we mitigate the credit risk in our investment portfolio through diversification and adherence to high credit-quality rating standards.

        We have minimal interest rate risk with respect to debt, since our balance sheet at March 28, 2004 included only $5.6 million in debt.

        We are exposed to currency exchange rate risk as a result of international sales, assets and liabilities of foreign subsidiaries, and capital purchases denominated in foreign currencies. We use derivative financial instruments (primarily forward contracts) to help manage our foreign currency exposures. We do not enter into derivatives for trading purposes. We performed a sensitivity analysis for both fiscal 2004 and 2003 determining that a 10% change in the value of the U.S. dollar would have an insignificant near-term impact on our financial position, results of operations and cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Index to Consolidated Financial Statements covered by Report of Independent Registered Public Accounting Firm included in Item 8:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at March 28, 2004 and March 30, 2003
Consolidated Statements of Operations for each of the three fiscal years in the period ended March 28, 2004
Consolidated Statements of Cash Flows for each of the three fiscal years in the period ended March 28, 2004
Consolidated Statements of Stockholders' Equity for each of the three fiscal years in the period ended March 28, 2004
Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Integrated Device Technology, Inc.

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Integrated Device Technology, Inc. and its subsidiaries at March 28, 2004 and March 30, 2003, and the results of their operations and their cash flows for each of the three years in the period ended March 28, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)2 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 10 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," effective April 1, 2002.

PricewaterhouseCoopers LLP

San Jose, California
May 26, 2004

Consolidated Balance Sheets

(in thousands, except share and per-share amounts)	March 28, 2004	March 30, 2003
Assets
Current assets:
Cash and cash equivalents	$223,360	$144,400
Short-term investments	384,854	410,425
Accounts receivable, net of allowance for returns and doubtful accounts of $1,665 and $1,607	53,091	40,111
Inventories	32,745	41,189
Prepayments and other current assets	12,101	29,420

Total current assets	706,151	665,545
Property, plant and equipment, net	108,424	129,923
Goodwill and other acquisition-related intangibles	52,784	47,266
Other assets	38,194	38,578

Total assets	$905,553	$881,312

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$20,190	$17,514
Accrued compensation and related expenses	11,560	11,020
Deferred income on shipments to distributors	21,411	17,911
Income taxes payable	33,267	32,280
Other accrued liabilities	19,250	20,120

Total current liabilities	105,678	98,845
Long-term obligations	15,651	23,775

Commitments and contingencies (Notes 8 and 9)
Stockholders' equity:
Preferred stock; $.001 par value: 10,000,000 shares authorized; no shares issued	—	—
Common stock; $.001 par value: 350,000,000 shares authorized; 105,957,324 and 103,693,403 shares outstanding	106	104
Additional paid-in capital	825,377	806,525
Deferred stock-based compensation	(1,140)	(2,633)
Treasury stock (7,000,000 shares) at cost	(180,751)	(180,751)
Retained earnings	137,159	130,763
Accumulated other comprehensive income	3,473	4,684

Total stockholders' equity	784,224	758,692

Total liabilities and stockholders' equity	$905,553	$881,312

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations

	Fiscal Year Ended
(In thousands, except per share data)	March 28, 2004	March 30, 2003	March 31, 2002
Revenues	$345,443	$343,878	$379,817
Cost of revenues	184,615	226,693	241,841
Restructuring charges, asset impairment and other	—	115,370	24,742

Gross profit	160,828	1,815	113,234

Operating expenses:
Research and development	98,535	129,108	129,146
Selling, general and administrative	72,409	83,145	90,711
Acquired in-process research and development	264	2,670	16,000

Total operating expenses	171,208	214,923	235,857

Operating loss	(10,380)	(213,108)	(122,623)
Gains (loss) on equity investments, net	3,151	(6,557)	36,160
Interest expense	(344)	(514)	(1,238)
Interest income and other, net	13,698	19,040	38,744

Income (loss) before income taxes	6,125	(201,139)	(48,957)
Provision (benefit) for income taxes	(271)	76,757	(2,765)

Net income (loss)	$6,396	$(277,896)	$(46,192)

Basic net income (loss) per share:	$0.06	$(2.68)	$(0.44)
Diluted net income (loss) per share:	$0.06	$(2.68)	$(0.44)
Weighted average shares:
Basic	104,607	103,520	104,560
Diluted	108,526	103,520	104,560

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

	Fiscal Year Ended
(in thousands)	March 28, 2004	March 30, 2003	March 31, 2002
Operating activities
Net income (loss)	$6,396	$(277,896)	$(46,192)
Adjustments:
Depreciation and amortization	50,247	78,282	86,452
Acquired in-process research and development	264	2,670	16,000
Merger-related stock-based compensation	1,438	2,257	3,947
Amortization of intangible assets	2,296	4,024	9,868
Restructuring charges, asset impairment and other	180	121,489	24,742
Loss (gain) on sale of property, plant and equipment	(111)	29	(4,576)
Deferred tax assets	—	88,635	7,688
Loss (gain) on equity investments, net	—	6,557	(36,160)
Changes in assets and liabilities (net of amounts acquired):
Accounts receivable, net	(12,980)	(35)	54,295
Inventories, net	8,444	37,058	(2,633)
Other assets	17,685	(4,340)	(1,122)
Accounts payable	2,676	(1,405)	(27,573)
Accrued compensation and related expenses	540	(3,522)	(39,475)
Deferred income on shipments to distributors	3,500	(18,532)	(54,931)
Income taxes payable	987	(11,022)	(2,259)
Other accrued liabilities	(2,908)	(12,593)	(15,968)

Net cash provided by (used for) operating activities	78,654	11,656	(27,897)

Investing activities
Acquisition, net of cash acquired	—	(10,393)	(74,249)
Purchases of property, plant and equipment	(28,954)	(43,722)	(45,465)
Purchase of assets under synthetic lease	—	(64,369)	—
Proceeds from sale of property, plant and equipment	155	802	9,272
Purchases of marketable securities	(489,715)	(664,762)	(813,088)
Proceeds from sales of marketable securities	512,169	722,593	869,908
Purchases of technology and other investments	(8,078)	(30,000)	—

Net cash used for investing activities	(14,423)	(89,851)	(53,622)

Financing activities
Proceeds from issuance of common stock	18,909	12,716	22,783
Repurchase of common stock	—	(40,445)	(67,095)
Payments on capital leases and other debt	(4,180)	(5,848)	(15,706)

Net cash provided by (used for) financing activities	14,729	(33,577)	(60,018)

Net increase (decrease) in cash and cash equivalents	78,960	(111,772)	(141,537)
Cash and cash equivalents at beginning of period	144,400	256,172	397,709

Cash and cash equivalents at end of period	$223,360	$144,400	$256,172

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$338	$521	$1,287
Income taxes, net of refunds	(1,264)	(598)	(1,857)
Non-cash activities:
Options assumed in connection with acquisition	—	—	2,957

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Stockholders' Equity

	Common Stock and Additional Paid-In Capital
					Accumulated Other Comprehensive Income (Loss)
			Treasury Stock	Retained Earnings		Deferred Stock-Based Compensation	Total Stockholders' Equity
(in thousands, except share amounts)	Shares	Dollars
Balance, April 1, 2001	104,915,783	$759,341	$(73,216)	$454,851	$(1,079)	$—	$1,139,897
Repurchase of common stock	(2,642,500)	(3)	(67,092)	—	—	—	(67,095)
Issuance of common stock	2,122,882	22,783	—	—	—	—	22,783
Fair value of options assumed	—	13,214	—	—	—	(10,257)	2,957
Unvested options canceled	—	(1,267)	—	—	—	1,267	—
Deferred stock-based compensation expense	—	—	—	—	—	3,947	3,947
Other comprehensive income:
Translation adjustment	—	—	—	—	(381)	—	(381)
Unrealized gain on derivatives	—	—	—	—	2	—	2
Unrealized loss on investments, net	—	—	—	—	(1,209)	—	(1,209)
Net loss	—	—	—	(46,192)	—	—	(46,192)

Balance, March 31, 2002	104,396,165	794,068	(140,308)	408,659	(2,667)	(5,043)	1,054,709
Repurchase of common stock	(2,100,000)	(2)	(40,443)	—	—	—	(40,445)
Issuance of common stock	1,397,238	12,716	—	—	—	—	12,716
Unvested options canceled	—	(153)	—	—	—	153	—
Deferred stock-based compensation expense	—	—	—	—	—	2,257	2,257
Other comprehensive income:
Translation adjustment	—	—	—	—	1,497	—	1,497
Unrealized gain on derivatives	—	—	—	—	29	—	29
Unrealized gain on investments, net	—	—	—	—	5,825	—	5,825
Net loss	—	—	—	(277,896)	—	—	(277,896)

Balance, March 30, 2003	103,693,403	806,629	(180,751)	130,763	4,684	(2,633)	758,692

Issuance of common stock	2,263,921	18,909	—	—	—	—	18,909
Unvested options canceled	—	(55)	—	—	—	55	—
Deferred stock-based compensation expense	—	—	—	—	—	1,438	1,438
Other comprehensive income:
Translation adjustment	—	—	—	—	1,937	—	1,937
Realized loss on derivatives	—	—	—	—	(31)		(31)
Unrealized gain on investments, net	—	—	—	—	(3,117)	—	(3,117)
Net income	—	—	—	6,396	—	—	6,396

Balance, March 28, 2004	105,957,324	$825,483	$(180,751)	$137,159	$3,473	$(1,140)	$784,224

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1
Summary of Significant Accounting Policies

        Nature of Business.    Integrated Device Technology, Inc. (IDT or the Company) designs, develops, manufactures and markets a broad range of communications-oriented integrated circuits (ICs).

        Basis of Presentation.    The Company's fiscal year ends on the Sunday nearest March 31. Fiscal 2004, 2003 and 2002 each included 52 weeks.    Certain reclassifications have been made to prior-year balances to present the financial statements on a consistent basis.

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

        Cash Equivalents and Short-Term Investments.    Cash equivalents are highly liquid securities with original maturities of three months or less at the time of purchase. Both cash equivalents and short-term investments consist of highly marketable securities that are intended to be available to meet the Company's current cash needs. All of the Company's short-term investments are classified as available for sale as of March 28, 2004 and March 30, 2003. Available-for-sale investments are reported at market value, and net unrealized gains or losses are recorded in accumulated comprehensive income, a separate component of stockholders' equity, until realized. Realized gains and losses on non-equity investments are computed based upon specific identification and are included in interest income and other, net. Management evaluates investments on a regular basis to determine if an other-than-temporary impairment has occurred. For publicly traded investments, this evaluation includes a review of the closing stock price over the previous six months as well as the future outlook for the stock. If the stock has traded consistently for a six-month period below its carry value and the Company has no evidence to believe that the stock will recover, the Company will record an impairment for the difference between its carrying value and the market value of the shares at the end of the period.

        Inventories.    Inventories are recorded at the lower of standard cost (which generally approximates actual cost on a first-in, first-out basis) or market value. Inventory held at consignment locations is included in finished goods inventory as the Company has full title and rights to the inventory. Inventory reserves include provisions for obsolete and excess inventory based on management's forecasts of demand over specific future time horizons and reserves to value our inventory at the lower of cost or market which rely on forecasts of average selling prices (ASPs) in future periods.

        Property, Plant, and Equipment.    Property, plant and equipment are stated at cost. For financial reporting purposes, depreciation is computed using the straight-line method over estimated useful lives of the assets. Estimated useful lives for major asset categories are as follows: machinery and equipment, 3 to 5 years; and buildings and improvements, 10 to 30 years. Leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or the remaining term of the lease but not less than 3 years.

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

        Income Taxes.    The Company accounts for income taxes under an asset and liability approach that requires the expected future tax consequences of temporary differences between book and tax bases of assets and liabilities be recognized as deferred tax assets and liabilities. Generally accepted accounting principles require that the realizability of net deferred tax assets be evaluated on an ongoing basis. A valuation allowance is recorded to reduce the net deferred tax assets to an amount that is more likely than not to be realized. Accordingly, the Company considers various tax planning strategies, forecasts of future taxable income and its most recent operating results in assessing the need for a valuation allowance. In the consideration of the realizability of net deferred tax assets, recent losses are given substantially more weight than any projections of future profitability. The determination of certain tax liabilities involves applying complex tax regulations from many different tax jurisdictions around the world and for tax years still available for or currently under audit. We record liabilities for tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, we believe additional taxes will be due. If we later determine that our exposure is lower or that the liability is not sufficient to cover our revised expectations, we adjust the liability and affect a related change in our tax provision during the period in which we make such determination.

        Revenue Recognition.    The Company's revenue primarily relates to semiconductors sold through three channels: direct sales to original equipment manufacturers (OEM's) and contract electronic manufacturers (CEM's), consignment sales to CEM's and OEM's, and sales through distributors. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and our ability to collect is reasonably assured. For direct sales, we recognize revenue in accordance with the applicable shipping terms. Revenue related to the sale of consignment inventory is not recognized until the product is pulled from inventory stock by the customer. Many of our larger distributors have stock rotation, price protection and ship from stock pricing adjustment rights. Accordingly, we defer revenue on sales to these distributors until the product is sold through by the distributor to an end-customer. Revenues related to licensing agreements are recognized ratably over the lives of the related patents.

        Net Income (Loss) Per Share.    Basic and diluted net income (loss) per share are computed using weighted-average common shares outstanding. Dilutive net income per share also includes the effect of stock options. The following table sets forth the computation of basic and diluted net income (loss) per share:

	Fiscal Year Ended
(in thousands, except per share amounts)	March 28, 2004	March 30, 2003	March 31, 2002
Basic:
Net income (loss) (numerator)	$6,396	$(277,896)	$(46,192)

Weighted average shares outstanding (denominator)	104,607	103,520	104,560

Net income (loss) per share	$0.06	$(2.68)	$(0.44)

Diluted:
Net income (loss) (numerator)	$6,396	$(277,896)	$(46,192)

Weighted average shares outstanding	104,607	103,520	104,560
Net effect of dilutive stock options	3,919	—	—

Total shares (denominator)	108,526	103,520	104,560

Net income (loss) per share	$0.06	$(2.68)	$(0.44)

        Net income (loss) per share for the years ended March 30, 2003 and March 31, 2002 is based only on weighted average shares outstanding. Stock options based equivalent shares for these periods, of 9.6 million and 17.1 million, respectively were excluded from the calculation of diluted earnings per share, as their effect would be anti-dilutive in net loss periods. Of the total number of employee stock options outstanding for the year ended March 28, 2004, 3.7 million were excluded from the calculation of diluted earnings per share because the exercise price of the stock options was greater than the average share price of the common shares for the period and therefore, the effect would be anti-dilutive.

        Comprehensive Income (Loss).    Comprehensive income (loss) is defined as the change in equity during a period from non-owner sources. The components of comprehensive income (loss) were as follows:

	Fiscal Year Ended
(in thousands)	March 28, 2004	March 30, 2003	March 31, 2002
Net income (loss)	$6,396	$(277,896)	$(46,192)
Currency translation adjustments	1,937	1,497	(381)
Change in unrealized gain on derivatives, net of taxes	(31)	29	2
Net gain (loss) on investments, net of taxes*	(3,117)	5,825	(1,209)

Comprehensive income (loss)	$5,185	$(270,545)	$(47,780)

*Unrealized investment gain	$34	$9,825	$30,974
*Reclassification adjustment, net	$(3,151)	$(4,000)	$(32,183)

        Included in reclassification adjustment, net above are realized gains and losses on equity investments.

        The components of accumulated other comprehensive income were as follows:

(in thousands)	March 28, 2004	March 30, 2003
Cumulative translation adjustments	$782	$(1,155)
Unrealized gain on derivatives	—	31
Unrealized gain on equity investments	—	770
Unrealized gain on other available-for-sale investments	2,691	5,038

Total accumulated other comprehensive income	$3,473	$4,684

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

        Concentration of Credit Risk.    The Company's most significant exposures to credit concentration risk include debt-security investments, foreign exchange contracts and accounts receivable. In addition to trade receivable balances, from time to time, IDT has entered into certain financing arrangements with its major distributors. The Company diversifies its investments and, by policy, invests only in highly rated securities to minimize credit risk.

        The Company sells integrated circuits to original equipment manufacturers (OEMs), distributors and contract electronics manufacturers (CEMs) primarily in the United States, Europe and Asia. The Company monitors the financial condition of its major customers, including performing credit evaluations of those accounts which management considers to be high risk. When deemed necessary, the Company may limit the credit extended to certain customers. The Company's relationship with the customer, and the customer's past and current payment experience, are also factored into the evaluation in instances where limited financial information is available. The Company maintains a provision for potential credit losses. Write-offs of Accounts Receivable balances were not significant in each of the three years ended March 28, 2004.

        One CEM's balance represented 21% and 15% of total accounts receivable as of March 28, 2004 and March 30, 2003, respectively. In addition to trade receivables, the Company had advances to domestic distributors under various financing programs totaling approximately zero and $8.0 million at March 28, 2004 and March 30, 2003, respectively. If the financial condition or operating results of these customers were to deteriorate below critical levels, the Company's operating results could be adversely affected.

        For foreign exchange contracts, the Company controls credit risk primarily by restricting transactions to only high-credit quality counterparties.

        Stock-based Compensation Plans.    The Company accounts for its stock option plans and employee stock purchase plan (ESPP) in accordance with the intrinsic value method prescribed in the Accounting Principles Board's (APB) Opinion No. 25, "Accounting for Stock Issued to Employees."

        In December 2002, SFAS No. 148 amended SFAS No. 123 to require more prominent, tabular disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation. The Company's pro forma information for the three years ended March 28, 2004, which assumes amortization of the estimated fair values over the options' vesting periods, follows:

	Fiscal Year Ended
(in thousands, except per share amounts)	March 28, 2004	March 30, 2003	March 31, 2002
Reported net income (loss)	$6,396	$(277,896)	$(46,192)
Add: Stock-based compensation included in reported net income (loss)	1,438	2,257	3,947
Deduct: Stock-based employee compensation expense determined under a fair-value based method for all awards, net of tax(1)	(51,439)	(84,726)	(51,329)

Pro forma net loss	$(43,605)	$(360,365)	$(93,574)

Pro forma net loss per share:
Basic	$(0.42)	$(3.48)	$(0.89)
Diluted	$(0.42)	$(3.48)	$(0.89)
Reported net income (loss) per share:
Basic	$0.06	$(2.68)	$(0.44)
Diluted	$0.06	$(2.68)	$(0.44)

(1)
Assumes tax rate of 0% for fiscal 2004 and 2003 and 39.7% for fiscal 2002.

        The Company has applied the Black-Scholes model to estimate the grant-date fair value of stock options, including shares issued under the ESPP, based upon the following weighted average assumptions:

	Fiscal Year Ended
Employee stock options	March 28, 2004	March 30, 2003	March 31, 2002
Expected life (in years)	3.64	3.46	3.84
Risk-free interest rate	2.4%	2.7%	4.2%
Volatility	91.0%	91.0%	87.0%
Dividend yield	—	—	—
ESPP shares	March 28, 2004	March 30, 2003	March 31, 2002
Expected life (in years)	0.80	0.66	0.66
Risk-free interest rate	1.3%	1.8%	3.9%
Volatility	86.0%	87.0%	99.0%
Dividend yield	—	—	—

        The weighted average estimated fair value per share of stock options granted during fiscal 2004, 2003 and 2002 was $9.09, $7.50 and $15.22, respectively. The weighted average estimated fair value per share of shares granted under the ESPP during fiscal 2004, 2003 and 2002 was $4.89, $5.96 and $14.17, respectively.

        Product Warranty.    The Company maintains a reserve for obligations it incurs under its product warranty program. The standard warranty period offered is one year, though in certain instances the warranty period may be extended to as long as two years. Management estimates the fair value of its warranty liability based on actual past warranty claims experience, its policies regarding customer warranty returns and other estimates about the timing and disposition of product returned under the program.

        New Accounting Pronouncements    In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003. As of March 28, 2004, the Company had no financial instruments within the scope of this pronouncement.

        In December 2003, the Staff of the Securities and Exchange Commission (SEC or the Staff) issued Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition", which supercedes SAB 101, "Revenue Recognition in Financial Statements". SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." Additionally, SAB 104 rescinds the SEC's Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the FAQ) issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. EITF 00-21 was effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The application of SAB 104 had no impact to the consolidated financial statements for fiscal 2004.

Note 2
Acquisition of Technology

        In August 2003, the Company acquired certain technologies for use in high-speed packet processing from IBM in a transaction, immaterial in value, which did not constitute a business combination. The principal identifiable intangible assets acquired were existing technology and customer relationship. In process technology acquired of $0.3 million was expensed at the date of acquisition. The fair values assigned are based on estimates and assumptions provided by management, and other information compiled by management, including a third-party valuation that utilized established valuation techniques appropriate for the high technology industry. In addition, incremental amounts will be paid if IBM achieves certain product development milestones within an agreed upon period and if the sales of product incorporating the acquired technology reach certain thresholds.

Note 3
Business Combinations

        In October 2002, the Company acquired Solidum Systems Corp. (Solidum), a privately held provider of classification and content inspection processing solutions. The Company paid approximately $10 million in cash for Solidum, excluding contingent consideration. The contingent consideration provided that if certain revenue milestones were met for the sales of the acquired product, the Company would be required to pay up to an additional $6 million in cash. Based on the results through the end of fiscal 2004, upon which the earn-out period expired, the Company will not have to pay any amounts under this arrangement.

        In April 2001, the Company acquired Newave Semiconductor Corp. (Newave), a privately held designer and marketer of integrated circuits for the telecommunications market. The Company paid approximately $73.2 million in cash and issued options to purchase approximately 0.47 million shares of IDT stock in exchange for outstanding employee options to acquire Newave stock.

        The business combinations were accounted for under the purchase method of accounting. The total purchase price is summarized below:

(in thousands)	Solidum	Newave
Cash price	$10,000	$73,235
Less: contingent consideration	—	(2,422)
Fair value of options assumed	—	13,214
Deferred stock compensation	—	(10,257)
Direct costs of acquisition	677	1,685

Total purchase price	$10,677	$75,455

        The total purchase price of the acquisitions was allocated to the estimated fair value of assets acquired and liabilities assumed based on independent appraisals and management estimates are as follows:

(in thousands)	Solidum	Newave
Fair value of tangible net assets acquired	$498	$2,291
In-process research and development	2,670	16,000
Existing technology	3,450	22,000
Other identified intangibles	140	3,150
Deferred taxes	—	(9,985)
Goodwill	3,919	41,999

Total purchase price	$10,677	$75,455

        Deferred Stock Compensation.    The intrinsic value of the options assumed as part of the Newave transaction and not vested as of the closing date was recorded as deferred compensation to be amortized over the respective vesting periods of the options.    A total of $1.4 million, $2.3 million, and $3.9 million of stock-based compensation expense were recorded in fiscal 2004, 2003, and 2002 respectively. The remaining $1.1 million will be amortized in fiscal 2005. In addition, approximately $1.5 million of deferred stock compensation has been reversed since the acquisition as employees for which amounts were recorded left the Company with unvested options outstanding.

        Acquired In-Process Research and Development.    The Company recorded IPR&D of $2.7 million in fiscal 2003 in connection with the Solidum combination and $16.0 million related to the Newave acquisition during fiscal 2002. In each case, the amount was determined by identifying research projects which had not yet proven to be technically feasible and did not have alternative future uses. Estimated future expenses were deducted and economic rents charged for the use of other assets. Based on this analysis, a present value calculation of estimated after-tax cash flows attributable to the projects was computed using a discount rate of 30% for both Newave and Solidum. Present values for Solidum and Newave were adjusted by factors representing the percentage of completion for each project, which ranged from 40% to 95% for Solidum and 24% to 85% for Newave.

Note 4
Balance Sheet Detail (in thousands)

Inventories	March 28, 2004	March 30, 2003
Raw materials	$3,537	$2,816
Work-in-process	20,984	26,944
Finished goods	8,224	11,429

	$32,745	$41,189

Property, Plant and Equipment, Net
Land	$6,552	$6,552
Machinery and equipment	816,623	827,213
Building and leasehold improvements	127,726	126,975

	950,901	960,740
Less: accumulated depreciation and amortization	(842,477)	(830,817)

	$108,424	$129,923

Note 5
Restructuring and Asset Impairment

        During FY 2003, after three consecutive quarters in which revenues either improved or remained essentially unchanged from the immediately preceding period, revenue declined measurably in the third quarter of fiscal 2003. During the fourth quarter of fiscal 2003, taking this drop off into consideration as well as the persistent weak global and industry economic conditions, the Company revised its near and medium term revenue expectations downward significantly. The Company also reviewed corresponding key assumptions in its overall strategic business and manufacturing capacity plans. These material changes in the Company's outlook and plans, which IDT was first able to quantify in the fiscal fourth quarter budgeting process, triggered an impairment review of its long-lived assets.

        The Company's impairment review indicated that estimated future undiscounted cash flows would not be sufficient to recover the carrying values of plant and equipment related to both its wafer fabrication facility in Hillsboro, Oregon and its offshore test and assembly plants. As a result, IDT recorded impairment charges of $107.9 million to write down these assets, which it continues to hold and use, to their estimated fair market values. Of the $107.9 million charge, $99.6 million was recorded as cost of sales and $8.3 million as research and development. Management is responsible for the estimated fair values utilized to record the asset impairment charges. Management considered a number of factors to estimate the fair values, including valuations and appraisals, when making these determinations.

        Methods used in estimating the fair market values of the facilities included considering results from independent appraisals which incorporated standard real estate appraisal techniques including the cost approach, the income approach, and the comparable sales approach. For specific equipment, the Company estimated fair market value primarily using recent sales data available for comparable equipment. The Company then compared the carrying value to the estimated fair value of the assets and recorded an impairment charge for the difference.

        During the same review, the Company also determined that certain intangible assets related to IDT's acquisition of Newave, specifically existing technology, had also become impaired, and recorded a $13.5 million charge to cost of sales to adjust the existing technology to its estimated fair market value. The revenue estimates at the time of the acquisition were made when the market outlook was considerably more favorable. After seeing some strength late in fiscal 2002 and early in fiscal 2003, the Company's revenues declined significantly in Q3 2003. In Q4 2003, in connection with the Company's annual budget and planning process, the Company revised its outlook downward serving as a trigger for an impairment analysis.

        Also in fiscal 2003, the Company incurred $5.8 million in restructuring charges related mainly to workforce reduction actions affecting substantially all organizations in the Company and taken as a result of continued weakness in the semiconductor industry. Of this amount, $2.3 million was specifically identified as restructuring and included as part of cost of revenues.

        The following table shows the breakdown of the restructuring and asset impairment charges and the liability remaining as of March 28, 2004:

	Cost of goods sold			Operating expenses
(in thousands)	Restructuring, primarily severance	Asset impairment- PP&E	Asset impairment- intangible assets	Restructuring, primarily severance	Asset impairment- PP&E
FY 2003 charges	$2,316	$99,554	$13,500	$3,459	$8,329
Non-cash charges	—	(99,554)	(13,500)	(106)	(8,329)
Cash payments	(1,839)	—	—	(1,907)	—
Reclassification of 2002 reserve into 03 plan	125	—	—	—	—

Balance as of 3/30/03	602	—	—	1,446	—
FY 2004 charges	—	—	—	505	—
Non-cash charges	—	—	—	(180)	—
Cash payments	(602)	—	—	(1,539)	—

Balance as of 3/28/04	$—	$—	$—	$232	$—

        During fiscal 2002, as a result of cyclically poor business conditions and overcapacity in the semiconductor industry, IDT announced plans to consolidate its wafer manufacturing operations. The Company recorded an asset impairment charge of $17.4 million in the third fiscal quarter. The Company also recorded restructuring charges, consisting mainly of reductions in force, of $2.5 million, $2.0 million and $4.0 million in the first, third and fourth quarters, respectively. $24.7 million of the total fiscal 2002 asset impairment and restructuring charges was recorded as cost of goods sold and the remainder was recorded as operating expenses. No amounts remained on the balance sheet as of March 28, 2004.

        Production at the Salinas, California manufacturing facility was successfully phased out during the first quarter of fiscal 2003 and transferred to the Company's Hillsboro, Oregon facility. Approximately 260 Salinas-based positions remaining at the end of fiscal 2002 were eliminated during fiscal 2003.

        Assets held for sale in the amount of $0.4 million and $11.0 million as of March 28, 2004 and March 30, 2003, respectively, representing the estimated net realizable value of the remaining Salinas manufacturing assets, are included in prepayments and other current assets. During fiscal 2004, the Company sold the building and a portion of the related manufacturing equipment for net proceeds of $10.6 million. Net proceeds from the sale of these assets are included in the Other assets caption of Consolidated Statements of Cash Flow.

Note 6
Debt

        The Company had no short-term borrowings, other than the current portion of long-term debt, during the two fiscal years ended March 28, 2004. Information regarding the Company's long-term obligations is presented below:

(in thousands)	March 28, 2004	March 30, 2003
Capital leases and equipment financing arrangements at rates ranging from 2.4% to 4.1%, with maturities through August 2005	$5,551	$9,731
Less: current portion	(4,713)	(4,180)

	$838	$5,551

        Future payments related to the above obligations as of March 28, 2004 are summarized as follows:

(in thousands)	Capital leases and equipment financing agreements
Fiscal Year 2005	$4,848
2006	845
Less: amount representing interest	(142)

Total	$5,551

        Obligations under capital leases and equipment financing arrangements are collateralized by the related assets. The Company leased total assets of approximately $27.9 million and $27.9 million at March 28, 2004 and March 30, 2003, respectively. Accumulated depreciation on these assets was approximately $27.5 million and $27.4 million at March 28, 2004 and March 30, 2003, respectively.

Note 7
Investments

        Available-for-sale investments at March 28, 2004 were as follows:

(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agency securities	$218,727	$794	$(13)	$219,508
State and local government securities	15,897	42	—	15,939
Corporate debt instruments	222,131	1,907	(39)	223,999
Bank deposits	21,850	—	—	21,850
Money market instruments	121,468	—	—	121,468

Total available-for-sale investments	600,073	2,743	(52)	602,764
Less amounts classified as cash equivalents	218,339	88	(17)	218,410

	$381,734	$2,655	$(35)	$384,354

        Available-for-sale investments at March 30, 2003 were as follows:

(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agency securities	$190,720	$883	$(12)	$191,591
State and local government securities	7,500	6	—	7,506
Corporate debt instruments	271,861	4,259	(98)	276,022
Bank deposits	3,924	—	—	3,924
Equity Securities	1,334	770	—	2,104
Money market instruments	64,529	—	—	64,529

Total available-for-sale investments	539,868	5,918	(110)	545,676
Less amounts classified as cash equivalents	135,210	41	—	135,251

	$404,659	$5,876	$(110)	$410,425

        The cost and estimated fair value of available-for-sales investments at March 28, 2004, by contractual maturity, were as follows:

(in thousands)	Cost	Estimated Fair Value
Due in 1 year or less	$373,268	$374,154
Due in 1-2 years	140,393	141,428
Due in 2-5 years	86,412	87,182
Due after 5 years	—	—

Total investments in available for sale debt securities	$600,073	$602,764

Note 8
Commitments and Guarantees

        The Company leases most of its administrative facilities under operating leases which expire at various dates through fiscal 2013.

        The Company's wafer fabrication facility in Hillsboro, Oregon, was subject to a synthetic lease which was scheduled to expire in May 2005. The Company was required to maintain a deposit of $50.6 million with the lessor. In September 2002, the Company elected to terminate the lease and acquire the leased property, plant and equipment for approximately $64 million. The purchase price was funded primarily by the $50.6 million lease deposit. The Company no longer has any property, plant or equipment subject to synthetic leases.

        As of March 28, 2004, aggregate future minimum commitments under all operating leases, including manufacturing equipment leases, were as follows: $8.8 million (2005), $6.3 million (2006), $4.8 million (2007), $2.7 million (2008), $1.3 million (2009) and $2.0 million (2010 and thereafter). Lease expense for the years ended March 28, 2004, March 30, 2003 and March 31, 2002 totaled approximately $9.6 million, $14.3 million and $22.7 million, respectively.

        As of March 28, 2004, the Company had outstanding commitments of approximately $10.4 million for capital equipment purchases.

        The Company maintains a reserve for obligations it incurs under its product warranty program. The standard warranty period offered is one year, though in certain instances the warranty period may be extended to as long as two years. Management estimates the fair value of its warranty liability based on actual past warranty claims experience, its policies regarding customer warranty returns and other estimates about the timing and disposition of product returned under the program. Historical warranty returns activity has been minimal and as a result the related reserve was $0.5 million, as of both March 28, 2004 and March 30, 2003.

        As of March 28, 2004, the Company's financial guarantees consisted of standby letters of credit which were primarily related to customs bonds requirements and workers' compensation plans. The maximum amount of potential future payments under these arrangements was $1.8 million. The Company also has foreign exchange facilities used for hedging arrangements with a bank that allows the Company to enter into foreign exchange contracts totaling up to $60.0 million, all of which was available at March 28, 2004.

        The Company indemnifies certain customers, distributors, and subcontractors for attorney fees and damages awarded against these parties in certain circumstances in which the Company's products are alleged to infringe third party intellectual property rights, including patents, registered trademarks, or copyrights. The terms of the Company's indemnification obligations are generally perpetual from the effective date of the agreement. In certain cases, there are limits on and exceptions to the Company's potential liability for indemnification relating to intellectual property infringement claims. The Company cannot estimate the amount of potential future payments, if any, that we might be required to make as a result of these agreements. The Company has not paid any claim or been required to defend any claim related to our indemnification obligations, and accordingly, the Company has not accrued any amounts for our indemnification obligations. However, there can be no assurances that the Company will not have any future financial exposure under these indemnification obligations.

Note 9
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

Note 10
Goodwill and Other Intangible Assets

        Goodwill and identified intangible asset balances are summarized as follows:

	March 28, 2004
(in thousands)	Gross assets	Accumulated amortization	Net assets
Goodwill	$40,218	$—	$40,218

Identified intangible assets:
Existing technology	8,986	(1,570)	7,416
Trademark	2,240	(930)	1,310
Customer relationship	3,452	(403)	3,049
Non-compete agreement	1,625	(834)	791
Backlog and training	63	(63)	—

Subtotal, identified intangible assets	16,366	(3,800)	12,566

Total goodwill and identified intangible assets	$56,584	$(3,800)	$52,784

	March 30, 2003
(in thousands)	Gross assets	Accumulated amortization	Net assets
Goodwill	$40,218	$—	$40,218

Identified intangible assets:
Existing technology	5,662	(246)	5,416
Trademark	2,240	(608)	1,632
Non-compete agreement	650	(650)	—

Subtotal, identified intangible assets	8,552	(1,504)	7,048

Total goodwill and identified intangible assets	$48,770	$(1,504)	$47,266

        Amortization expense for goodwill and identified intangibles is summarized below:

(in thousands)	Fiscal 2004	Fiscal 2003	Fiscal 2002
Goodwill, including in-place workforce	$—	$—	$6,100
Existing technology	1,324	3,390	3,144
Other identified intangibles	972	634	624

Total	$2,296	$4,024	$9,868

        Based on the identified intangible assets recorded at March 28, 2004, the future amortization expense of identified intangibles for the next five fiscal years is as follows (in thousands):

Year ending March,	Amount
2005	$2,926
2006	2,926
2007	2,769
2008	2,611
2009	1,078
Thereafter	256

Total	$12,566

        The amounts allocated to existing technology are being amortized over an estimated useful life of seven years. Other identified intangibles are being amortized over estimated useful lives of two to seven years.

        The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," on April 1, 2002 and, in accordance with the standard, ceased to amortize goodwill as of the beginning of fiscal 2003. Goodwill is reviewed annually for impairment (or more frequently if indicators of impairment arise). The Company completed the transitional goodwill impairment assessment required by SFAS No. 142 as of April 1, 2002 and concluded that goodwill was not impaired as of that date. The Company also completed its annual impairment assessment in the fourth quarter of fiscal 2004 and 2003 and again concluded that goodwill was not impaired. For purposes of these assessments, the Company identified two reporting units, (1) Communications and High-Performance Logic and (2) SRAMs. All goodwill was assigned to the Communications and High-Performance Logic reporting unit.

        In connection with the adoption of SFAS No. 142, the balance of the in-place workforce intangible, which had been recorded as part of the Newave acquisition and no longer met the definition of an identifiable intangible asset, was reclassified to goodwill as of April 1, 2002. The amount reclassified was $0.3 million.

        A reconciliation of the Company's net loss and net loss per share, as reported, to amounts exclusive of goodwill amortization is as follows:

(in thousands, except per share)	Fiscal 2004	Fiscal 2003	Fiscal 2002
Net income (loss), as reported	$6,396	$(277,896)	$(46,192)
Goodwill amortization, including in-place workforce	—	—	6,100

Adjusted net income (loss)	$6,396	$(277,896)	$(40,092)

Net income (loss) per share, as reported	$0.06	$(2.68)	$(0.44)
Goodwill amortization, including in-place workforce	—	—	0.06

Adjusted net income (loss) per diluted share	$0.06	$(2.68)	$(0.38)

        During the fourth quarter of fiscal 2003, the Company recorded a $13.5 million impairment charge related to existing technology intangibles acquired as part of the Newave acquisition in fiscal 2001 (see Note 5). In performing the overall impairment analysis for goodwill, the Company followed the guidance under paragraph 29 of FAS 142, which requires long-lived assets, other than goodwill, be tested for impairment first and that the carrying amount of these assets be adjusted for impairment before testing goodwill. Accordingly, only after adjusting the carrying value of long-lived assets, due to their impairment, did the Company then test the goodwill noting no impairment.

Note 11
Stockholders' Equity

        Stock Option Plans.    Shares of common stock reserved for issuance under the Company's stock option plans include 13,500,000 shares under the 1994 Employee Stock Option Plan, 23,500,000 shares under the 1997 Employee Stock Option Plan, and 108,000 shares under the 1994 Director Stock Option Plan. At March 28, 2004, a total of 9,373,353 options were available for issuance under these plans. In connection with the mergers with Quality Semiconductor Inc. (QSI) and Newave, the Company assumed the stock option plans of those companies, of which 605,336 are available for issuance, however no additional options will be granted under these assumed plans. Also outstanding and exercisable at March 28, 2004 were options initially granted under previous stock option plans which have not been canceled or exercised.

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

        Following is a summary of the Company's stock option activity and related weighted average exercise prices for each category:

	Fiscal 2004		Fiscal 2003		Fiscal 2002
(shares in thousands)
	Shares	Price	Shares	Price	Shares	Price
Beginning options outstanding	9,552	$14.86	17,124	$24.24	13,399	$23.32
Granted	11,993	12.40	5,384	16.33	6,307	24.24
Assumed through Newave merger	—	—	—	—	472	10.24
Exercised	(1,491)	7.97	(751)	6.81	(1,653)	7.84
Canceled	(1,237)	25.61	(12,205)	29.16	(1,401)	30.10

Ending options outstanding	18,817	$13.13	9,552	$14.86	17,124	$24.24

Ending options exercisable	10,408	$12.41	6,121	$13.91	6,766	$19.62

        Activity for fiscal 2003 includes options canceled and fiscal 2004 includes options granted in connection with the Company's Voluntary Exchange Offer, as discussed below.

        Following is summary information about stock options outstanding at March 28, 2004:

	Options Outstanding
				Options Exercisable
(shares in thousands) Range of Exercise Prices		Weighted Average Remaining Contractual Life (in years)
	Number Outstanding		Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.43 - $ 7.06	776	2.19	$6.11	762	$6.16
7.13 - 10.57	3,404	2.87	7.72	2,661	7.45
10.62 - 10.80	6,947	6.21	10.80	4,590	10.80
10.90 - 14.40	3,219	5.84	11.72	558	12.06
14.50 - 24.70	3,300	5.53	19.47	987	18.65
24.93 - 95.94	1,171	4.12	33.40	850	35.26

0.43 - 95.94	18,817	5.13	13.13	10,408	12.41

        Employee Stock Purchase Plan.    The Company is authorized to issue up to 11,100,000 shares of its common stock under its 1984 Employee Stock Purchase Plan (ESPP). Under the ESPP, eligible domestic employees may purchase shares of IDT common stock at 85% of its fair market value on specified dates. Activity under the ESPP is summarized in the following table:

(shares in thousands)	Fiscal 2004	Fiscal 2003	Fiscal 2002
Number of shares issued	645	647	469
Average issuance price	$9.51	$11.76	$20.91
Number of shares available at year-end	2,559	1,332	1,379

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

        Stock Repurchase Program.    During fiscal 2003and 2002, under a program authorized by the Board of Directors in November 2000 and amended in December 2001, the Company repurchased 2.1 million and 2.6 million shares of its common stock at an aggregate cost of $40.4 million and $67.1 million, respectively. Since inception of the program in fiscal 2001, the Company has repurchased 7.0 million shares at a cost of $180.8 million. The repurchases were recorded as treasury stock and resulted in a reduction of stockholders' equity.

        In January 2003, the Board authorized an expansion of the program to repurchase up to 5 million additional shares of IDT common stock, all of which remained available under the repurchase authorization as of March 28, 2004. Any repurchases under the Company's stock repurchase program may be made from time to time in the open market or through privately negotiated transactions subject to market conditions. The stock repurchase program may be suspended or discontinued at any time.

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

        The offer to exchange expired on December 6, 2002. Of the approximately 1,900 employees who were eligible, approximately 1,200 participated. Of the approximately 12.6 million stock options eligible for exchange, approximately 10.1 million options were tendered by participants in the offer and were canceled by the Company. On June 11, 2003, approximately 7.3 million replacement options were granted.

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

Note 12
Employee Benefits Plans

        Under the Company's profit sharing plan, substantially all employees are eligible for a designated percentage of profits. Profit sharing contributions for fiscal 2004 totaled $0.6 million. There were no profit sharing contributions in fiscal 2003 or 2002. Under another plan, the Company awards bonuses to executive officers and other key employees based on profitability and individual performance. There were no amounts accrued under this plan in any of the periods presented.

        The Company sponsors a 401(k) retirement matching plan for qualified domestic employees. The Company recorded expenses of approximately $0.6 million, $1.5 million and $1.8 million in matching contributions under the plan in fiscal 2004, 2003 and 2002, respectively.

        In fiscal 2001, the Company established a non-qualified deferred compensation plan, which allows executive officers and other key employees to defer salary, bonus and other compensation-related payments. The Company incurred costs for this plan for insurance, administrative, and other support costs of $0.8 million, $0.5 million, and $0.8 million in fiscal 2004, 2003 or 2002, respectively. In years which a bonus is paid to management, the costs for this plan are deducted from the pool from which bonuses are paid.

Note 13
Income Taxes

        The components of income (loss) before taxes and the provision (benefit) for income taxes were as follows:

	Fiscal Year Ended
(in thousands)	March 28, 2004	March 30, 2003	March 31, 2002
Income (loss) before taxes:
United States	$53,419	$(174,689)	$(42,721)
Foreign	(47,294)	(26,450)	(6,236)

Income (loss) before taxes	$6,125	$(201,139)	$(48,957)

Provision (benefit) for taxes:
Current:
United States	$(2,038)	$—	$(14,413)
State	32	—	221
Foreign	1,735	984	3,739

	(271)	984	(10,453)

Deferred:
United States	—	51,591	10,968
State	—	23,293	(3,123)
Foreign	—	889	(157)

	—	75,773	7,688

Provision (benefit) for taxes	$(271)	$76,757	$(2,765)

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

        Significant components of deferred tax assets and liabilities were as follows:

(in thousands)	March 28, 2004	March 30, 2003
Deferred tax assets:
Deferred income on shipments to distributors	$7,427	$6,776
Non-deductible accruals and reserves	17,633	32,234
Capitalized inventory and other expenses	3,630	8,229
Net operating losses and credit carryforwards	169,713	155,143
Deferred licensing revenue	4,194	6,173
Equity earnings in affiliates	4,669	4,939
Depreciation and amortization	15,591	39,357
Other	3,360	3,906

	226,217	256,756

Deferred tax liabilities:
Purchased intangibles	(1,488)	(1,737)
Earnings of foreign subsidiaries not permanently reinvested	(9,489)	(9,489)

	(10,977)	(11,226)

Valuation allowance	(215,240)	(245,531)

Net deferred tax assets	$—	$—

        For fiscal 2004, the Company reduced its computed deferred tax rate used to compute deferred taxes, from 39.0% to 37.9%. The rate was changed to reflect a lower effective state income tax rate as a result of the lower percentage of worldwide sales shipped to US destinations.

        In the fourth quarter of fiscal 2003 the Company established a full valuation allowance against its net deferred tax assets because management concluded it was more likely than not that none of these deferred tax assets would be realized. Management reached this decision based on judgment, which included consideration of historical losses and projections of future profits with substantially more weight being placed on recent losses than any projections of future profitability. For the same reasons, this full valuation allowance continued through fiscal 2004.

        During fiscal 2004, the valuation allowance for deferred tax assets decreased by $30.3 million from the end of fiscal 2003. As of March 28, 2004 and March 30, 2003, $47.5 million and $48.3 million of the valuation allowance for deferred tax assets is attributable to stock option deductions arising from activity under the Company's stock option plans, the benefits of which will increase capital in excess of par value when realized.

        A reconciliation between the statutory U.S. income tax rate of 35% and the effective rate is as follows:

	Fiscal Year Ended
(in thousands)	March 28, 2004	March 30, 2003	March 31, 2002
Provision (benefit) at 35% U.S. statutory rate	$2,144	$(70,399)	$(17,136)
Differences in U.S. and foreign taxes	17,559	6,068	10,827
Extraterritorial income exclusion	(2,170)	(2,166)	—
General business credits	—	(2,551)	(2,713)
Non-deductible, acquisition related costs	503	1,245	9,083
State tax, net of federal benefit	197	(9,836)	(2,900)
Valuation allowance recorded against previously recognized deferred tax assets	—	75,773	—
Net operating losses and tax credits not benefited/(benefited)	(30,291)	78,836	—
Reduction in carrying value of subsidiary's deferred tax	7,606	—	—
Change in carrying value of deferred taxes due to change in effective state tax rate	6,971	—	—
Refunds received from prior years amended returns	(2,038)	—	—
Net change in carrying value of deferred taxes attributable to prior years	(1,344)	—	—
Other	592	(213)	74

Provision (benefit) for taxes	$(271)	$76,757	$(2,765)

        Under Malaysian law, in fiscal 2004 and in past years, the Company generated certain tax incentive benefits to reduce its local tax obligations below the normal 28% statutory rate. The Company's manufacturing subsidiary in the Philippines operated under a tax holiday which expired at the end of July 2003, up until which earnings were taxed at 5.0% instead of the 32% statutory rate.

        The Company's intention is to permanently reinvest a portion of its foreign subsidiary earnings, while it intends to remit as a dividend to its U.S. parent company, at some future date, the remainder of these earnings. Accordingly, U.S. taxes have not been provided on approximately $86.0 million of permanently reinvested foreign subsidiary earnings, excluding the cumulative loss of the Company's cost sharing subsidiary in the Caymans. U.S. taxes have been provided, pursuant to APB Opinion No. 23, on $27.1 million of foreign subsidiary earnings that are intended to be remitted as a dividend at some future date. Upon distribution of foreign subsidiary earnings in the form of dividends or otherwise, the Company will be subject to both U.S. income taxes and various foreign country withholding taxes.

        As of March 28, 2004, the Company had federal and state net operating loss carryforwards of approximately $238.1 million. In addition, the Company had total net operating loss carryforwards for all states of $94.7 million. The federal net operating loss carryforward will expire in various fiscal years from 2012 through 2024 if not utilized. The state net operating loss carryforward will expire in various fiscal years from 2005 through 2024 if not utilized. In addition, the Company had approximately $40.5 million of federal research and development tax credit carryforward, $1.1 million of foreign tax credit carryforward, and $3.0 million of federal alternative minimum tax credit carryforward. The federal research tax credit carryforward will expire from fiscal years 2014 through 2022 if not utilized and the foreign tax credit carryforward will expire from fiscal years 2005 to 2009 if not utilized. The Company also had available approximately $41.4 million of state income tax credit carryforward, $6.5 million of which will expire in various years between fiscal years 2005 and 2012 if not utilized. The Company also had Canadian federal and provincial net operating loss carryforwards of approximately $16.3 and $18.0 million, respectively, which will expire in various fiscal years from 2005 through 2009 if not utilized. The Company had Canadian federal and provincial scientific research and experimental development expenditure carryforwards of approximately $8.4 and $10.6 million.

        Examination by the Internal Revenue Service (IRS) of the Company's income tax returns for fiscal 2000 through fiscal 2002 began in fiscal 2003. Management believes that the ultimate resolution of these examinations will not have any material adverse impact on the Company's financial condition or results of operations.

Note 14
Segments

        The Company operated in two segments during fiscal 2004, 2003 and 2002: (1) Communications and High-Performance Logic and (2) SRAMs. The Communications and High-Performance Logic segment includes network search engines, content inspection engines, integrated communications processors, FIFOs, multi-ports, flow control management devices, telecommunications products, clock management products and high-performance logic. The SRAMs segment consists of high-speed SRAMs.

        The accounting policies for segment reporting are the same as for the Company as a whole (see Note 1). IDT evaluates segment performance on the basis of operating profit or loss, which excludes restructuring, asset impairment, acquisition-related and other similar costs, interest expense, interest and other income, and taxes. There are no intersegment revenues to be reported. IDT does not identify or allocate assets by operating segment, nor does the chief operating decision maker (the CEO of the Company) evaluate groups on the basis of these criteria.

        Products in the SRAMs segment have primarily commodity characteristics, including high unit sales volumes and lower ASPs and gross margins. Unit sales of products in the Communications and High-Performance Logic segment, with the exception of logic devices, tend to be lower than those in the SRAMs segment, but generally have higher ASPs and margins.

        The tables below provide information about the reportable segments for fiscal 2004, 2003 and 2002.

Segment Revenues

	Fiscal Year Ended
(in thousands)	March 28, 2004	March 30, 2003	March 31, 2002
Communications and High-Performance Logic	$292,669	$292,495	$311,383
SRAMs	52,774	51,383	68,434

Total revenues	$345,443	$343,878	$379,817

Segment Profit (Loss)

	Fiscal Year Ended
(in thousands)	March 28, 2004	March 30, 2003	March 31, 2002
Communications and High-Performance Logic operating profit(loss)	$29,709	$(25,875)	$(9,394)
SRAMs operating loss	(32,574)	(44,831)	(53,012)
Restructuring charges, asset impairment and other	—	(115,370)	(24,742)
Amortization of intangible assets	(2,296)	(4,024)	(9,868)
Amortization of deferred stock-based compensation	(1,438)	(2,257)	(3,947)
Acquisition related contingent consideration	—	(1,300)	(1,169)
Facility closure costs	(1,065)	(4,992)	(3,375)
Acquired in-process R&D	(264)	(2,670)	(16,000)
Other operating expenses	(2,452)	(11,789)	(1,116)
Gains (losses) on equity investments, net	3,151	(6,557)	36,160
Interest expense	(344)	(514)	(1,238)
Interest income and other, net	13,698	19,040	38,744

Income (loss) before income taxes	$6,125	$(201,139)	$(48,957)

        The Company's significant operations outside of the United States include manufacturing facilities in Malaysia and the Philippines, design centers in Canada, China and Australia, and sales subsidiaries in Japan, Asia Pacific and Europe. Revenues from unaffiliated customers by geographic area, based on the customers' shipment locations, were as follows:

	Fiscal Year Ended
(in thousands)	March 28, 2004	March 30, 2003	March 31, 2002
Americas	$100,215	$128,637	$184,151
Europe	55,188	64,480	75,760
Japan	54,672	47,583	53,008
Asia Pacific	135,368	103,178	66,898

Total revenues	$345,443	$343,878	$379,817

        The Company's long-lived assets consist primarily of property, plant and equipment, which are summarized below by geographic area:

(in thousands)	March 28, 2004	March 30, 2003
United States	$85,597	$108,834
Malaysia	8,631	6,610
Philippines	10,520	11,523
All other countries	3,676	2,956

Total property, plant and equipment, net	$108,424	$129,923

Note 15
Derivative Financial Instruments

        As a result of its significant international operations, sales and purchase transactions, the Company is subject to risks associated with fluctuating currency exchange rates. The Company generally uses derivative financial instruments to hedge these risks when instruments are available and cost effective in an attempt to minimize the impact of currency exchange rate movements on its operating results and on the cost of capital equipment purchases. The Company does not enter into derivative financial instruments for speculative or trading purposes. The Company's significant foreign currency exchange exposures and related hedging programs are described below.

        Forecasted transactions.    Historically, the Company has had foreign currency exposure related to its revenues in Japan, which were generally yen-denominated. With few exceptions, all other revenue was (and continues to be) US dollar-based. In fiscal 2003, the Company began offering its products in Japan denominated in US dollars and in yen. By the end of fiscal 2004, the Company had significantly transitioned its revenue in Japan from yen-based to US dollar-based, and had reduced its yen-based revenue exposure to a level that approximate its local yen-denominated operating expenses. Thus, the Company has essentially eliminated the need for the level of revenue hedging activity, that had occurred in prior years. As of March 28, 2004, there were no outstanding derivatives for these forecasted transactions.

        The Company reviews all of its currency exposures from time to time and may decide to enter into a hedge of its forecasted transactions if deemed appropriate. If the Company chooses to enter into a hedging derivative, these contracts are designated as cash flow hedges when the transactions are forecasted and in general closely match the underlying forecasted transactions in duration. The contracts are carried on the balance sheet at fair value and the effective portion of the contracts' gains and losses is recorded as other comprehensive income until the forecasted transactions occur.

        If the underlying forecasted transactions do not occur, or it becomes probable that they will not occur, the gain or loss on the related cash flow hedge is recognized immediately, in other income. For fiscal 2004, 2003 and 2002, the Company did not record any gains or losses related to forecasted transactions that did not occur or became improbable.

        The Company measures the effectiveness of hedges of forecasted transactions on at least a quarterly basis by comparing the fair values of the designated currency forward contracts with the fair values of the forecasted transactions. No ineffectiveness was recognized in earnings during fiscal 2004, 2003, or 2002.

        Firm commitments.    The Company uses currency forward contracts to hedge certain foreign currency purchase commitments, primarily denominated in Japanese yen and the euro. These contracts are designated as fair value hedges, and changes in the fair value of the contracts are offset against changes in the fair value of the commitment being hedged, through earnings. Net gains and losses included in earnings during fiscal 2004, 2003, and 2002 were not material.

        For firm commitment hedges, the Company excludes the time value of currency forward contracts from effectiveness testing, as permitted under SFAS No. 133. For fiscal 2004, 2003 and 2002, the time value of these contracts was recorded as other income and was not significant.

        Balance sheet exposures.    The Company also utilizes currency forward contracts to hedge currency exchange rate fluctuations related to certain foreign currency assets and liabilities. Gains and losses on these undesignated derivatives offset gains and losses on the assets and liabilities being hedged and the net amount is included in earnings. An immaterial amount of net gains and losses were included in earnings during fiscal 2004, 2003 and 2002.

        Besides foreign exchange rate exposure, the Company's cash and investment portfolio and its equity investments are subject to the risks associated with fluctuations in interest rates and equity market prices, respectively. While the Company's policies allow for the use of derivative financial instruments to hedge the fair values of such investments, as of March 30, 2004, the Company had not entered into this type of hedge.

Note 16
Gain (Loss) on Equity Investments, Net

        During the second quarter of fiscal 2004, the Company sold its remaining shares in PMC-Sierra Inc. (PMC) and recorded a $3.2 million, net gain.

        During the second quarter of fiscal 2003, the Company recorded a $6.6 million pretax charge related to its investment in PMC. The charge represented what the Company considered to be an other than temporary decline in the aggregate market value of its PMC investment.

        During the first quarter of fiscal 2002, Monolithic System Technology (MoSys) completed an initial public offering. The Company's carrying value for the 2.6 million MoSys shares held was previously zero. During the third quarter of fiscal 2002, the Company sold all of its MoSys shares and realized a pretax gain of $35.7 million. Also in the third quarter of fiscal 2002, the Company sold 370,000 PMC shares at an average price of $26.21 per share and realized a pretax gain of $0.5 million.

Note 17
Other Assets

        Included in other assets as of March 28, 2004 and March 30, 2003 is a $30.0 million preferred-stock investment in a privately held technology company. The Company initially invested in a convertible, interest-bearing financial instrument in the amount of $30.0 million in the first quarter of fiscal 2003. The instrument, in accordance with its original terms, was converted by the issuer to preferred stock in the third quarter of fiscal 2003. As the Company is not able to exercise influence on the technology company and its investment represents less than a 20% ownership, the Company accounts for its investment under the cost method of accounting.

Note 18
Subsequent Event

        In May 2004, IDT closed the acquisition of ZettaCom, Inc., for approximately $34.0 million in cash along with potential future compensation of approximately $4.0 million to be paid out to employees who remain with IDT for a specified period of time subsequent to the acquisition. ZettaCom specializes in the manufacture of switch fabric and traffic management products.

SUPPLEMENTARY FINANCIAL INFORMATION (UNAUDITED)
QUARTERLY RESULTS OF OPERATIONS

(in thousands, except per share data)

	Fiscal Year Ended March 28, 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$83,045	$80,777	$87,100	$94,521
Gross profit	34,321	38,576	41,475	46,456
Net income (loss)	(4,752)	1,150	2,340	7,658
Basic net income (loss) per share	(0.05)	0.01	0.02	0.07
Diluted net income (loss) per share	(0.05)	0.01	0.02	0.07
	Fiscal Year Ended March 30, 2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$91,812	$92,252	$79,010	$80,804
Gross profit (loss)	34,809	43,006	18,174	(94,174)
Net loss	(7,590)	(4,882)	(26,323)	(239,101)
Diluted net loss per share	(0.07)	(0.05)	(0.25)	(2.31)

        During fiscal year 2004, the Company recorded restructuring charges of $0.5 million, $0.8 million, and $0.2 million in the first, second, and third quarters, respectively. The second quarter includes a $3.2 million gain recorded in connection with the sale of our remaining shares of PMC and the third quarter includes a $0.3 million IPR&D charge in connection with the acquisition of technology from IBM.

        During fiscal year 2003, the Company recorded restructuring and asset impairment charges of $0.5 million, $1.9 million and $124.8 million in the first, third and fourth quarters, respectively. The second quarter includes an other than temporary impairment charge of $6.6 million on the Company's investment in PMC and the third quarter includes a $2.7 million IPR&D charge in connection with the acquisition of Solidum. IDT also recorded a 100% tax valuation allowance of $88.7 million against its net Deferred Tax Assets in the fourth quarter of fiscal 2003.

        For further discussion of these and other items, see Item 7. Management's Discussion and Analysis and Item 8. Notes to Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A. CONTROLS AND PROCEDURES

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

        As of March 28, 2004, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

        There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed our evaluation.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this Item with respect to the Company's Directors is incorporated herein by reference from the Company's Proxy Statement for the 2004 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended March 28, 2004, and the information required by this item with respect to the Company's executive officers is incorporated herein by reference from the section entitled "Executive Officers of the Registrant" in Part I, Item 4A of this Report.

        The information concerning compliance with Section 16 of the Securities Exchange Act of 1934 is incorporated herein by reference from the Company's Proxy Statement for the 2004 Annual Meeting of Stockholders.

        We have adopted a written code of ethics that applies to all of our employees and to our Board of Directors. A copy of the code is available on our website at http://www.idt.com.

ITEM 11. EXECUTIVE COMPENSATION

        The information required by this Item is incorporated herein by reference from the Company's Proxy Statement for the 2004 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this Item is incorporated herein by reference from the Company's Proxy Statement for the 2004 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item is incorporated herein by reference from the Company's Proxy Statement for the 2004 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this Item is incorporated herein by reference from the Company's Proxy Statement for the 2004 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	1.	Financial Statements. See "Index to Consolidated Financial Statements" under Item 8 of this Annual Report.
	2.	Financial Statement Schedules. See Schedule II, "Valuation and Qualifying Accounts," included with this Annual Report.
	3.	Exhibits. The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this report.
Exhibit No.	Description	Page
2.1*	Agreement and Plan of Reorganization dated as of October 1, 1996, by and among the Company, Integrated Device Technology Salinas Corp. and Baccarat Silicon, Inc. (previously filed as Exhibit 2.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 1996).
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
10.12*	1995 Executive Performance Plan (previously filed as Exhibit 10.22 to the Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 1995).**
10.13*	Form of Change of Control Agreement between the Company and certain of its officers**
10.14*	Lease dated December 2002 between the Company and LaGuardia Associates relating to 710 LaGuardia Street, Salinas, California.
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
10.18*
Distributor Agreement dated June 22, 2000 between the Company and Arrow Electronics, Inc. (previously filed as Exhibit 10.18 to the Annual Report on Form 10-K for the fiscal year ended April 1, 2001).***

10.19*
Agreement For Purchase And Sale Of Real Property Between Baccarat Silicon, Inc. and Dan Caputo Co. dated August 5, 2003 (previously filed as Exhibit 10.19 to the Quarterly Report on Form 10Q for the fiscal quarter ended June 29, 2003).
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
10.23*
Master purchase agreement between Cisco Systems, Inc. and Integrated Device Technology, Inc. dated May 7, 2003 (previously filed as exhibit 10.24 to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2003).***
10.24*
1984 Employee Stock Purchase Plan, as amended and restated effective September 29, 2003 (previously filed as exhibit 10.25 to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2003).**
21.1	Subsidiaries of the Company.
23.1	Consent of PricewaterhouseCoopers LLP.
31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, dated June 9, 2004.
31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, dated June 9, 2004.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(b)
Reports on Form 8-K:

Dated Filed	Description
1/22/04	Financial Information for Integrated Device Technology, Inc. for the quarter ended December 28, 2003 and forward looking statements relating to fiscal year 2004 as presented in a press release of January 22, 2004.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRATED DEVICE TECHNOLOGY, INC. Registrant
June 9, 2004	By	/s/ GREGORY S. LANG Gregory S. Lang President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ GREGORY S. LANG	Chief Executive Officer, President and Director (Principal Executive Officer)	June 9, 2004
/s/ CLYDE R. HOSEIN Clyde R. Hosein	Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	June 9, 2004
/s/ JOHN C. BOLGER John C. Bolger	Director	June 9, 2004
/s/ FEDERICO FAGGIN Federico Faggin	Chairman of the Board and Director	June 9, 2004
/s/ KENNETH KANNAPPAN Kenneth Kannappan	Director	June 9, 2004
/s/ JOHN SCHOFIELD John Schofield	Director	June 9, 2004
/s/ DAVE ROBERSON Dave Roberson	Director	June 9, 2004
/s/ RONALD SMITH Ronald Smith	Director	June 9, 2004

SCHEDULE II

INTEGRATED DEVICE TECHNOLOGY, INC.
VALUATION AND QUALIFYING ACCOUNTS

(dollars in thousands)	Balance at Beginning of Period	Additions Charged (Credited) to Costs and Expenses	Charged (Credited) to Other Accounts	Deductions and Write-offs	Balance at End of Period
Allowance for returns and doubtful accounts
Year ended March 31, 2002	9,795	(2,872)	(1,872)	(2,203)	2,848
Year ended March 30, 2003	2,848	(839)	1,065	(1,467)	1,607
Year ended March 28, 2004	1,607	117	701	(760)	1,665
Inventory reserves
Year ended March 31, 2002	37,197	71,887	—	(24,836)	84,248
Year ended March 30, 2003	84,248	47,657	—	(66,223)	65,682
Year ended March 28, 2004	65,682	30,267	—	(61,013)	34,936
Tax valuation allowance
Year ended March 31, 2002	46,325	—	15,664	—	61,989
Year ended March 30, 2003(1)	61,989	172,962	10,580	—	245,531
Year ended March 28, 2004(1)	245,531	(30,291)	—	—	215,240

(1)
Balance as of the end of fiscal 2004 and 2003 includes approximately $47.5 million and $48.3 million, respectively, for deferred tax assets that are attributable to stock option deductions arising from activity under the Company's stock option plans, the benefits of which will increase capital in excess of par value when realized. This activity is reported above in the "Charged (Credited) to Other Accounts" column.

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
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Consolidated Statements of Stockholders' Equity
  Notes to Consolidated Financial Statements
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
SCHEDULE II
INTEGRATED DEVICE TECHNOLOGY, INC. VALUATION AND QUALIFYING ACCOUNTS