Form 10-Q
period 2004-06-27
INTEGRATED DEVICE TECHNOLOGY INC
filed 2004-08-04
CIK 703361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2004

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

Registrant’s Telephone Number, Including Area Code: (408) 727-6116

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

The number of outstanding shares of the registrant’s Common Stock, $.001 par value, as of July 23, 2004, was approximately 106,121,000.

PART I    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three months ended
	Jun. 27, 2004	Jun. 29, 2003
Revenues	$101,307	$83,045
Cost of revenues	48,361	48,724

Gross profit	52,946	34,321

Operating expenses:
Research and development	26,001	25,366
Selling, general and administrative	19,387	18,325
Acquired in-process research and development	1,736	—
Total operating expenses	47,124	43,691

Operating income (loss)	5,822	(9,370)

Other-than-temporary impairment loss on equity investments	(12,831)	—
Interest expense	(47)	(92)
Interest income and other, net	2,714	4,224

Loss before income taxes	(4,342)	(5,238)
Provision (benefit) from income taxes	705	(486)

Net loss	$(5,047)	$(4,752)

Basic net loss per share	$(0.05)	$(0.05)
Diluted net loss per share	$(0.05)	$(0.05)

Weighted average shares:
Basic	106,026	103,872
Diluted	106,026	103,872

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED; IN THOUSANDS)

	Jun. 27, 2004	Mar. 28, 2004
Assets
Current assets:
Cash and cash equivalents	$174,392	$223,360
Short-term investments	418,761	384,854
Accounts receivable, net	59,904	53,091
Inventories, net	39,120	32,745
Prepayments and other current assets	9,731	12,101

Total current assets	701,908	706,151

Property, plant and equipment, net	111,027	108,424
Goodwill and other intangibles, net	89,252	52,784
Other assets	8,533	38,194

Total assets	$910,720	$905,553

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$23,308	$20,190
Accrued compensation and related expenses	17,716	11,560
Deferred income on shipments to distributors	25,546	21,411
Income taxes payable	33,651	33,267
Other accrued liabilities	20,077	19,250

Total current liabilities	120,298	105,678

Long-term obligations	14,226	15,651

Total liabilities	134,524	121,329

Stockholders’ equity:
Common stock and additional paid-in capital	826,699	825,483
Deferred stock-based compensation	(838)	(1,140)
Treasury stock	(180,751)	(180,751)
Retained earnings	132,112	137,159
Accumulated other comprehensive income (loss)	(1,026)	3,473

Total stockholders’ equity	776,196	784,224

Total liabilities and stockholders’ equity	$910,720	$905,553

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED; IN THOUSANDS)

	Three months ended
	Jun. 27, 2004	Jun. 29, 2003
Operating activities
Net loss	$(5,047)	$(4,752)
Adjustments:
Depreciation	12,712	11,721
Amortization of intangible assets	1,273	316
Acquired in-process research and development	1,736	—
Merger-related stock-based compensation	279	362
Other-than-temporary impairment loss on equity investments	12,831	—
Non-cash restructuring and other	—	145
Loss on sale of property, plant and equipment	7	—
Changes in assets and liabilities:
Accounts receivable	(6,635)	(2,594)
Inventories	(5,740)	6,903
Prepayments and other assets	1,758	6,436
Accounts payable	2,683	(1,678)
Accrued compensation and related expenses	5,832	2,244
Deferred income on shipments to distributors	3,902	14
Income taxes payable	384	985
Other accrued liabilities	409	(2,104)

Net cash provided by operating activities	26,384	17,998

Investing activities
Purchases of property, plant and equipment	(15,132)	(5,377)
Cash paid for acquisition of ZettaCom, net of cash acquired	(34,375)	—
Purchases of marketable securities	(141,623)	(109,705)
Proceeds from sales and maturities of marketable securities	120,586	117,411
Purchases of technology and other investments, net	(2,100)	—

Net cash provided by (used for) for investing activities	(72,644)	2,329

Financing activities
Issuance of common stock	1,238	2,669
Payments on capital leases and other debt	(3,946)	(1,031)

Net cash provided by (used for) financing activities	(2,708)	1,638

Net increase (decrease) in cash and cash equivalents	(48,968)	21,965
Cash and cash equivalents at beginning of period	223,360	144,400

Cash and cash equivalents at end of period	$174,392	$166,365

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Integrated Device Technology, Inc. (IDT or the Company) contain all normal adjustments which are, in the opinion of management, necessary to present fairly the interim financial information included therein.  All references are to our fiscal quarters ended June 27, 2004 (Q1 2005), March 28, 2004 (Q4 2004) and June 29, 2003 (Q1 2004), unless otherwise indicated.

These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended March 28, 2004.  The results of operations for the three-month period ended June 27, 2004 are not necessarily indicative of the results to be expected for the full year.

Note 2

Net Loss Per Share

Net loss per share has been computed using weighted-average common shares outstanding in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share.”

	Three months ended
(in thousands)	Jun 27, 2004	Jun. 29, 2003
Weighted average common shares outstanding	106,026	103,872
Dilutive effect of employee stock options	—	—
Weighted average common shares outstanding, assuming dilution	106,026	103,872

Net loss per share for the three month periods ended June 27, 2004 and June 29, 2003 are based only on weighted average shares outstanding.  Stock options based equivalent shares for these periods of 4.3 million and 0.9 million, respectively, were excluded from the calculation of diluted earnings per share, as their effect would be antidilutive in net loss periods.

Note 3

Stock-Based Employee Compensation

The Company accounts for its stock option plans and employee stock purchase plan in accordance with the intrinsic value method prescribed in the Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25).  In certain instances, primarily in connection with acquisitions, the Company records stock-based employee compensation cost in net loss. The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), to stock-based employee compensation.

	Three months ended
(in thousands, except per share data)	Jun. 27, 2004	Jun. 29, 2003
Reported net loss	$(5,047)	$(4,752)
Add: Stock-based compensation included in reported net loss	279	362
Deduct: Stock-based employee compensation expense determined under a fair-value based method for all awards	(11,644)	(14,089)
Pro forma net loss	$(16,412)	$(18,514)
Pro forma net loss per share:
Basic	$(0.15)	$(0.18)
Diluted	$(0.15)	$(0.18)
Reported net loss per share:
Basic	$(0.05)	$(0.05)
Diluted	$(0.05)	$(0.05)

Note 4

Cash Equivalents and Investments

Cash equivalents are highly liquid investments with original maturities of three months or less at the time of purchase.  All of the Company’s investments are classified as available-for-sale at June 27, 2004 and March 28, 2004.  Available-for-sale investments are classified as short-term investments, as these investments generally consist of highly marketable securities that are intended to be available to meet current cash requirements.  Investment securities classified as available-for-sale are reported at market value, and net unrealized gains or losses are recorded in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, until realized.  Realized gains and losses on investments are computed based upon specific identification and are included in interest income and other, net.  Management evaluates investments on a regular basis to determine if an other-than-temporary impairment has occurred.

In Q1 2005, the Company recorded an impairment charge of $12.8 million related to our investment in NetLogic Microsystems.  On July 8, 2004, NetLogic completed an initial public offering at an initial offering price of $12 per share.  IDT was included in the offering as a selling shareholder. The IPO pricing, less related commissions, implied the investment was worth less than its carrying value.  Based in part on the relative magnitude of the decline in value, the Company concluded that there was an other-than-temporary impairment on the investment at June 27, 2004 and accordingly, recorded an impairment charge to adjust the carrying value down to its estimated net realizable value.  At March 28, 2004, this investment, which was accounted for on the cost basis, was classified in Other Assets at a value of $30.0 million.  At June 27, 2004, the remaining carry value of this investment of $17.2 million was reclassified to short-term investments as the Company anticipated the investment would be liquidated in its second fiscal quarter.

Note 5

Inventories, Net

Inventories are summarized as follows:

(in thousands)	Jun. 27, 2004	Mar. 28, 2004

Raw materials	$4,473	$3,537
Work-in-process	24,827	20,984
Finished goods	9,820	8,224
Total inventories, net	$39,120	$32,745

Note 6 Business Combinations

On May 7, 2004, the Company acquired ZettaCom, Inc., a privately held provider of switch fabric and traffic management solutions.   The Company paid $34.5 million in cash for ZettaCom.  ZettaCom’s results subsequent to May 7, 2004 are included in the Company’s consolidated results.

The acquisition was accounted for under the purchase method of accounting.   The total purchase price for ZettaCom is summarized below:

(in thousands)

Cash price	$34,264
Direct costs of acquisition	252
Total purchase price	$34,516

The total purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed based on independent appraisals and management estimates as follows:

(in thousands)

Fair value of tangible net liabilities acquired	$(2,798)
In-process research and development	1,700
Existing technology	18,400
Non-compete agreements	1,200
Goodwill	16,014
Total purchase price	$34,516

The Company valued the existing technology and in-process technology utilizing a discounted cash flow model which uses forecasts of future revenues and expenses related to the intangible asset.  The non-compete agreements were valued by estimating the affect on future revenues and cash flows if a non-compete were not in-place thereby allowing former employees of ZettaCom to re-enter the market.  IDT utilized a discount rate of 27% for existing technology, 31% for in-process technology, and 29% for the non-compete agreements.  The purchase price allocation depicted is preliminary and subject to change when the Company obtains additional information concerning certain contingencies of ZettaCom.

In-process technology acquired was expensed at the date of acquisition.  The existing technology will be amortized to cost of revenues over a seven year estimated life.  The non-compete agreements will be amortized to research and development expense over the three year term of the agreements.

Acquired in-process research and development.    In connection with the ZettaCom acquisition, the Company recorded a $1.7 million charge to in-process research and development (IPR&D).   This amount was determined by identifying a research project which was not yet proven to be technically feasible and did not have alternative future uses. Estimated future expenses were deducted and economic rents charged for the use of other assets.  Based on this analysis, a present value calculation of estimated after-tax cash flows attributable to the projects was computed using a discount rate of 31%.  Present values were adjusted by factors representing the percentage of completion for the project, which was estimated at 73%.

Retention payments.    In connection with the ZettaCom acquisition, the Company entered into retention agreements with the former employees of ZettaCom who became IDT employees as part of the transaction.  The agreements include approximately $4.0 million which will be paid out over the 18-30 months following the close of the acquisition.  The retention payments are earned by the passage of time.  As such, the Company will record these amounts as compensation expense as they are incurred.

Note 7 Asset Acquisitions

On April 22, 2004, the Company acquired a license to PCI-Express technology from Internet Machines Corporation (IMC) as well as certain other assets and liabilities, in a cash transaction, immaterial in value, that does not constitute a business combination.  As such, the Company allocated the amount paid to the assets acquired based on their estimated fair values.  The principal identifiable intangible assets acquired were existing technology and workforce in-place.  The fair values assigned are based on estimates, assumptions, and other information compiled by management.

During the quarter, the Company made a $1.1 million follow-on payment in connection with the Q2 2004 acquisition of technologies from IBM as a milestone was met.  The amount of this payment was allocated consistent with the allocation of the initial purchase price.

Note 8

Goodwill and Other Intangible Assets

Goodwill is reviewed annually for impairment (or more frequently if indicators of impairment arise).   For purposes of this assessment, the Company uses two reporting units, (1) Communications and Timing Products and (2) SRAMs.  All Company goodwill relates to the Communications and Timing Products reporting unit.

Goodwill and identified intangible assets relate to the Company’s acquisitions of ZettaCom and IMC assets in Q1 2005, the technologies from IBM in Q2 2004, Solidum Systems (Solidum) in Q3 2003, and Newave Semiconductor Corp. (Newave) in Q1 2002.   Balances as of June 27, 2004 and March 28, 2004 are summarized as follows:

	Jun. 27, 2004
(in thousands)	Gross assets	Accumulated amortization	Net assets

Goodwill	$56,232	$—	$56,232

Identified intangible assets:
Existing technology	28,837	(2,407)	26,430
Trademark	2,240	(1,010)	1,230
Customer relationship	3,922	(599)	3,323
Non-compete agreement	2,958	(983)	1,975
Other	136	(74)	62
Subtotal, identified intangible assets	38,093	(5,073)	33,020
Total goodwill and identified intangible assets	$94,325	$(5,073)	$89,252

	Mar. 28, 2004
(in thousands)	Gross assets	Accumulated amortization	Net assets
Goodwill	$40,218	$—	$40,218

Identified intangible assets:
Existing technology	8,986	(1,570)	7,416
Trademark	2,240	(930)	1,310
Customer relationship	3,452	(403)	3,049
Non-compete agreements	1,625	(834)	791
Other	63	(63)	—
Subtotal, identified intangible assets	16,366	(3,800)	12,566
Total goodwill and identified intangible assets	$56,584	$(3,800)	$52,784

Amortization expense for identified intangibles is summarized below:

	Three months ended
(in thousands)	Jun. 27, 2004	Jun. 29, 2003

Existing technology	$837	$234
Trademark	80	80
Customer relationship	196	—
Non-compete agreements	149	2
Other identified intangibles	11	—
Total	$1,273	$316

Based on the identified intangible assets recorded at June 27, 2004, the future amortization expense of identified intangibles for the next five fiscal years is as follows (in thousands):

Year ending March,

Remainder of FY 2005	$4,761
2006	6,347
2007	6,189
2008	5,612
2009	4,033
Thereafter	6,078
Total	$33,020

Note 9

Comprehensive Income (Loss)

The components of comprehensive loss were as follows:

	Three months ended
(in thousands)	Jun. 27, 2004	Jun. 29, 2003

Net loss	$(5,047)	$(4,752)
Currency translation adjustments	131	421
Change in unrealized gain on derivatives, net of taxes	—	(31)
Change in net unrealized gain (loss) on investments, net of taxes	(4,630)	1,539
Comprehensive loss	$(9,546)	$(2,823)

The components of accumulated other comprehensive income (loss) were as follows:

(in thousands)	Jun. 27, 2004	Mar. 28, 2004

Cumulative translation adjustments	$913	$782
Unrealized gain on investments	(1,939)	2,691
Total accumulated other comprehensive income (loss)	$(1,026)	$3,473

Note 10

Derivative Instruments

As a result of its significant international operations, sales and purchase transactions, the Company is subject to risks associated with fluctuating currency exchange rates. The Company generally uses derivative financial instruments to hedge these risks when instruments are available and cost effective in an attempt to minimize the impact of currency exchange rate movements on its operating results and on the cost of capital equipment purchases. The Company does not enter into derivative financial instruments for speculative or trading purposes. The Company’s significant foreign currency exchange exposures and related hedging programs are described below.

Forecasted transactions.    Historically, the Company has had foreign currency exposure related to its revenues in Japan, which were generally yen-denominated.  With few exceptions, all other revenue was (and continues to be) US dollar-based.  In fiscal 2003, the Company began offering its products in Japan denominated in US dollars and in yen.  By the end of fiscal 2004, the Company had significantly transitioned its revenue in Japan from yen-based to US dollar-based, and had reduced its yen-based revenue exposure to a level that approximates its local yen-denominated operating expenses.  As a result, the Company charged its functional currency in Japan to US dollars in Q1 2005.  Thus, the Company has essentially eliminated the need for revenue hedging.  There were no fair value hedges executed during Q1 2005 and 2004.

The Company reviews all of its currency exposures from time to time and may decide to enter into cash flow hedges when the transactions are forecasted and in general closely match the underlying forecasted transactions in duration. The contracts are carried on the balance sheet at fair value and the effectiveness is measured on at least a quarterly basis with the effective portion of the contracts’ gains and losses recorded as other comprehensive income until the forecasted transactions occur.

Firm commitments.    The Company uses currency forward contracts to hedge certain foreign currency purchase commitments, primarily denominated in Japanese yen and the euro. These contracts are designated as fair value hedges, and changes in the fair value of the contracts are offset against changes in the fair value of the commitment being hedged, through earnings. There were no fair value hedges executed during Q1 2005 and 2004.

Balance sheet exposures.    The Company also utilizes currency forward contracts to hedge currency exchange rate fluctuations related to certain foreign currency assets and liabilities. Gains and losses on these undesignated derivatives offset gains and losses on the assets and liabilities being hedged and the net amount is included in earnings. An immaterial amount of net gains and losses were included in earnings during Q1 2005 and 2004.

Besides foreign exchange rate exposure, the Company’s cash and investment portfolio and its equity investments are subject to the risks associated with fluctuations in interest rates and equity market prices, respectively.  While the Company’s policies allow for the use of derivative financial instruments to hedge the fair values of such investments, as of June 27, 2004, the Company had not entered into this type of hedge.

Note 11

Industry Segments

The Company operates in two segments: (1) Communications and Timing Products and (2) SRAMs.  The Communications and Timing Products segment includes network search engines, content inspection engines, integrated communications processors, FIFOs, multi-ports, flow control management devices, telecommunications products, clock management products and high-performance logic.  The SRAMs segment consists of high-speed SRAMs.

The tables below provide information about these segments for the three month periods ended June 27, 2004 and June 29, 2003:

Revenues by segment

	Three months ended
(in thousands)	Jun. 27, 2004	Jun. 29, 2003

Communications and Timing Products	$85,547	$71,860
SRAMs	15,760	11,185
Total consolidated revenues	$101,307	$83,045

Income (Loss) by segment

	Three months ended
(in thousands)	Jun. 27, 2004	Jun. 29, 2003

Communications and Timing Products	$14,170	$1,485
SRAMs	(3,614)	(9,303)
Restructuring	(677)	(581)
Amortization of intangible assets	(1,273)	(316)
Amortization of deferred stock-based compensation	(279)	(362)
Facility closure costs	(195)	(293)
Acquired in-process research and development	(1,736)	—
Acquisition related costs and other	(574)	—
Other-than-temporary impairment loss on equity investment	(12,831)	—
Interest income and other	2,714	4,224
Interest expense	(47)	(92)
Loss before income taxes	$(4,342)	$(5,238)

Note 12

Guarantees

The Company indemnifies certain customers, distributors, and subcontractors for attorney fees and damages awarded against these parties in certain circumstances in which the Company’s products are alleged to infringe third party intellectual property rights, including patents, registered trademarks, or copyrights. The terms of the Company’s indemnification obligations are generally perpetual from the effective date of the agreement. In certain cases, there are limits on and exceptions to the Company’s potential liability for indemnification relating to intellectual property infringement claims. The Company cannot estimate the amount of potential future payments, if any, that we might be required to make as a result of these agreements. The Company has not paid any claim or been required to defend any claim related to our indemnification obligations, and accordingly, the Company has not accrued any amounts for our indemnification obligations. However, there can be no assurances that the Company will not have any future financial exposure under these indemnification obligations.

The Company maintains a reserve for obligations it incurs under its product warranty program. The standard warranty period offered is one year, though in certain instances the warranty period may be extended to as long as two years.  Management estimates the fair value of its warranty liability based on actual past warranty claims experience, its policies regarding customer warranty returns and other estimates about the timing and disposition of product returned under the program.  Historical warranty returns activity has been minimal due to the high quality of the Company’s products.  The related reserve was $1.1 million and $0.5 million, as of June 27, 2004 and March 28, 2004, respectively.

Note 13

Subsequent Event

On July 8, 2004, the Company participated in the initial public offering of NetLogic as a selling shareholder.  The Company sold all of its shares for total cash proceeds of $17.2 million.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All references are to our fiscal quarters ended June 27, 2004 (Q1 2005), March 28, 2004 (Q4 2004) and June 29, 2003 (Q1 2004), unless otherwise indicated.  Quarterly financial results may not be indicative of the financial results of future periods.

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Forward-looking statements involve a number of risks and uncertainties.  These include, but are not limited to: operating results; new product introductions and sales; competitive conditions; capital expenditures and resources; manufacturing capacity utilization; customer demand and inventory levels; intellectual property matters; and the risk factors set forth in the section “Factors Affecting Future Results.” As a result of these risks and uncertainties, actual results could differ from those anticipated in the forward-looking statements.  Unless otherwise required by law, we undertake no obligation to publicly revise these statements for future events or new information after the date of this Report on Form 10-Q.

Forward-looking statements, which are generally identified by words such as “anticipates,” “expects,” “plans,” and similar terms, include statements related to revenues and gross profit, research and development activities, selling, general, and administrative expenses, intangible expenses, interest income and other, taxes, capital spending and financing transactions, as well as statements regarding successful development and market acceptance of new products, industry and overall economic conditions and demand, and capacity utilization.

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

We believe that the following accounting policies are “critical” as defined by the Securities and Exchange Commission, in that they are both highly important to the portrayal of our financial condition and results, and require difficult management judgments and assumptions about matters that are inherently uncertain.  We also have other important policies, including those related to revenue recognition and concentration of credit risk. However, these policies do not meet the definition of critical accounting policies because they do not generally require us to make estimates or judgments that are difficult or subjective.  These policies are discussed in the Notes to the Consolidated Financial Statements, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2004.

Income Taxes.  We account for income taxes under an asset and liability approach that requires the expected future tax consequences of temporary differences between book and tax bases of assets and liabilities be recognized as deferred tax assets and liabilities. Generally accepted accounting principles require us to evaluate the realizability of our net deferred tax assets on an ongoing basis. A valuation allowance is recorded to reduce the net deferred tax assets to an amount that will more likely than not be realized. Accordingly, we consider various tax planning strategies, forecasts of future taxable income and our most recent operating results in assessing the need for a valuation allowance. In the consideration of the realizability of net deferred tax assets, recent results must be given substantially more weight than any projections of future profitability.  In the fourth quarter of fiscal 2003, under applicable accounting principles, we could not conclude that it was more likely than not that we would realize value for our net deferred tax assets.  Accordingly, we established a valuation allowance equal to 100% of the amount of these assets.

In addition, we record liabilities related to income tax contingencies.  Determining these liabilities requires us to make significant estimates and judgments as to whether, and to what extent, additional taxes will be due based on potential tax audit issues in the U.S. and other tax jurisdictions throughout the world.   Our estimates are based on the outcomes of our previous audits, as well as the precedents set in cases in which others have taken similar tax positions to those taken by the Company.   If we later determine that our exposure is lower or that the liability is not sufficient to cover our revised expectations, we adjust the liability and affect a related change in our tax provision during the period in which we make such determination.

Inventories.  Inventories are recorded at the lower of standard cost (which generally approximates actual cost on a first-in, first-out basis) or market value.  We record reserves for obsolete and excess inventory based on our forecasts of demand over specific future time horizons. We also record reserves to value our inventory at the lower of cost or market value, which rely on forecasts of average selling prices (ASPs) in future periods.  Actual market conditions, demand, and pricing levels in the volatile semiconductor markets that we serve may vary from our forecasts, potentially impacting our inventory reserves and resulting in material impacts on our gross margin.

Valuation of Long-Lived Assets and Goodwill.  We own and operate our own manufacturing facilities, as further described in Part I of our Annual Report on Form 10-K for the fiscal year ended March 28, 2004.  We have also acquired certain businesses and product portfolios in recent years.   As a result we have significant property, plant and equipment, goodwill and other intangible assets.    We evaluate these items for impairment on an annual basis, or sooner, if events or changes in circumstances indicate that carrying values may not be recoverable.   Triggering events for impairment reviews may include adverse industry or economic trends, restructuring actions, lowered projections of profitability, or a sustained decline in our market capitalization to below book value.   Evaluations of possible impairment and, if applicable, adjustments to carrying values, require us to estimate, among other factors, future cash flows, useful lives and fair market values of our reporting units and assets. Actual results may vary from our expectations.  We recorded asset impairment charges of $121.4 million and $17.4 million in fiscal 2003 and 2002, respectively.

RESULTS OF OPERATIONS

Revenues (Q1 2005 compared to Q1 2004).  Our revenues for Q1 2005 were $101.3 million, an increase of $18.3 million or 22.0% compared to the corresponding quarter of the previous year, as demand improved in the wireless communications and enterprise networking markets that we serve.   Overall units sold were up as a result of increased demand within the markets we serve, from 50.8 million units in Q1 2004 to 54.7 million units in Q1 2005.  In addition, as a result of favorable changes in the mix of product sold, our average selling prices per unit (ASPs) for our products increased by approximately 14% as compared to Q1 2004.

Revenues for our Communications and Timing Products segment (which includes network search engines (NSEs), FIFOs, multiports, and flow control management devices; communications applications-specific standard products (ASSPs); and high-performance logic and timing products) increased by $13.7 million or 19.0%, while revenues for our SRAM segment increased by $4.6 million or 40.9% as compared to Q1 2004.   Units sold were up 6.0% and 16.7% in the Communications and Timing Products and SRAM segments, respectively, as we continued to see increasing demand for our products.  Our overall ASPs per unit for our products in each of our two segments were also up as we generally experienced a more favorable mix shift to our high performance and higher density products within our product divisions.

When compared to the same quarter one year ago, our revenues continue to shift to the Asia Pacific (APAC) region (which excludes Japan).  The shift primarily relates to growth in our consignment programs with contract manufacturers in the region, as our end customers’ platforms migrate there to be assembled in lower cost environments. Revenues in the APAC region increased significantly in Q1 2005 as compared to Q1 2004, rising 36.5%.  In Europe, revenues also showed strong growth during Q1 2005 as compared to Q1 2004, up 32.9%.   Revenues in the Americas increased by 24.7% in Q1 2005 as compared to Q1 2004, and revenues in Japan decreased by 15.3% over the same period.

Revenues (Q1 2005 compared to Q4 2004).   Our revenues for Q1 2005 were sequentially higher by $6.8 million or 7.2%.  Units sold were lower by 5.5% driven mainly by constrained availability leading to lower volumes of SRAM production.  Offsetting the unit decline, ASPs improved due to better SRAM pricing and a favorable shift in our overall mix of products sold.

Revenues for our Communications and Timing Products segment increased sequentially by $6.0 million or 7.5%, with units sold down very slightly but our overall ASPs per unit were higher due to mix.  Revenues from the SRAM segment increased sequentially by $0.8 million or 5.4%, even as demand for our other products limited SRAM production.  The decline in units sold was more than offset by higher SRAM ASPs, due to both favorable mix and recently implemented price increases.

During Q1 2005, revenues were up in the Americas and down in APAC related to large orders shipped direct to a US-based customer, rather than to that customer’s APAC-based contract manufacturer.  Otherwise, the allocation of revenues by geography remained relatively consistent from Q4 2004.

Revenues (recent trends and outlook).  During the first fiscal quarter of 2005, we again saw signs of strength in the communications markets that we serve.  Assuming this continues during Q2 2005, revenue is expected to be either flat or up slightly compared with Q1 2005.

Gross profit (Q1 2005 compared to Q1 2004).  Gross profit for Q1 2005 was $52.9 million, an increase of $18.6 million compared to the $34.3 million recorded in Q1 2004.  Our gross profit margin percentage for Q1 2005 was 52.3% compared to 41.3% for Q1 2004.   The improvement in gross margin percentage is due primarily to the incremental gross margin associated with higher revenues and better utilization of our manufacturing infrastructure (as production at our fab increased almost 50% to 25.4 thousand wafers in Q1 2005, up from 17.1 thousand wafers in Q1 2004) along with a better mix of products, and a higher mix of 0.18 micron and below wafers.  In addition, we had lower required lower-of-cost-or-market (LCM) inventory reserves by $2.1 million in Q1 2005 as previously reserved product was sold and product manufactured during Q1 2005 required less reserve as a result of the increases in ASPs versus no change in reserves in Q1 2004.  In Q1 2005, our margins benefited by selling inventory previously reserved as excess of $0.1 million versus $2.1 million in Q1 2004.

Gross profit (Q1 2005 compared to Q4 2004). Gross profit for Q1 2005 was up sequentially by $6.4 million, from $46.5 million in Q4 2004 to $52.9 million in Q1 2005. Our gross profit margin percentage increased to 52.3% in Q1 2005 from 49.1% in Q4 2004.   We realized better gross margins due to the increase in revenue including improved pricing on SRAM products, continued leverage of our manufacturing facilities, a better mix of products, and a higher mix of 0.18 micron and below wafers at our fab. Production at our fab increased almost 5% to 25.4 thousand wafers in Q1 2005, up from 24.3 thousand wafers in Q4 2004.  In Q1 2005, our margins benefited by selling inventory previously reserved as excess of $0.1 million versus zero in Q4 2004.

Research and development.  For Q1 2005, research and development (R&D) expenses were $26.0 million, a $0.6 million or 2.5% increase from Q1 2004.  The increase was primarily attributable to higher labor related spending ($1.6 million), including increased headcount in connection with the ZettaCom and Internet Machines Corporation (IMC) transactions and higher performance-tied personnel costs and merit salary increases implemented in Q1 2005, along with retention and transition costs related to ZettaCom and IMC of approximately $0.6 million.  These amounts were partially offset by lower allocations of manufacturing costs to R&D activities and savings from the closure of the Dallas design center and other restructuring activities in FY 2004 (together $1.6 million).

R&D expenses increased by $2.2 million in Q1 2005 from $23.8 million in Q4 2004.  Consistent with the factors mentioned above, the increase is primarily attributable to higher personnel related costs of $2.0 million.

We currently expect that R&D spending in Q2 2005 will increase slightly in comparison to Q1 2005.  Q2 2005 will be the first time that we incur the full-quarter cost of pursuing our switching products strategy, including personnel and other R&D costs associated with our ZettaCom acquisition.

Selling, general and administrative.   For Q1 2005, selling, general, and administrative (SG&A) expenses were $19.4 million, a $1.1 million or 5.8% increase from Q1 2004.  The increase was primarily due to higher personnel-related costs ($1.0 million) including performance-tied expenses and recent merit increases.  Other cost increases, including higher revenue-dependent costs and higher spending on outside services by our human resources, finance and legal groups were essentially offset by lower depreciation expense in Q1 2005.

SG&A expenses increased by $1.5 million in Q1 2005 from $17.9 million in Q4 2004.  Consistent with factors mentioned above, the increase is primarily attributable to higher personnel related costs, including personnel related restructuring charges in Q1 2005 and higher spending on outside services.

We currently expect that SG&A spending in Q2 2005 will increase slightly in comparison to Q1 2005.

Acquired in-process research and development.    During Q1 2005, in connection with our acquisition of ZettaCom, we recorded a $1.7 million charge for acquired in-process research and development (IPR&D).  The allocation of the purchase price to IPR&D was determined by identifying technologies that had not attained technological feasibility and that did not have future alternative uses.

Other-than-temporary impairment loss on equity investments.    During Q1 2005, we recorded an impairment of $12.8 million related to our investment in NetLogic Microsystems (NetLogic).   Shortly after the end of our fiscal quarter, NetLogic completed its initial public offering (IPO) at an offering price of $12 per share.  We were included as a selling shareholder in connection with the offering. The IPO pricing, less related commissions, implied the investment was worth less than its carrying value.  Based on the relative magnitude of the decline in value, the Company concluded that there was an other-than-temporary impairment of the investment at June 27, 2004 and accordingly, recorded an impairment charge to adjust the carrying value down to its estimated net realizable value.

Interest income and other, net.    In Q1 2005, interest income and other, net, was $2.7 million, a decrease of $1.5 million compared to Q1 2004.  The decrease includes lower interest income in Q1 2005 of $0.7 million.  This decrease is principally due to lower average interest rates on our investment portfolio, as compared to one year ago, as the proceeds of maturing investments were reinvested in a lower interest rate environment.  In addition, the Q1 2004 results include $0.7 million in tax refund interest which did not recur in Q1 2005.

Provision/Benefit for income taxes.   The tax provision of $0.7 million for Q1 2005 was recorded to cover projected current worldwide income tax expense.   The tax provision recorded does not reflect any projected change in net deferred taxes, as we continue to maintain the position that we cannot conclude that it is more likely than not that we will be able to utilize our deferred tax assets in the foreseeable future.

Liquidity and Capital Resources

Our cash and marketable securities were $593.2 million at June 27, 2004, a decrease of $15.1 million compared to March 28, 2004. Long- and short-term debt, excluding operating leases, was $1.6 million as of June 27, 2004.

Net cash provided by operating activities was $26.4 million in Q1 2005, compared to $18.0 million in Q1 2004.  Our net losses in both periods were more than offset by adjustments for non-cash items such as depreciation, amortization, and impairment charges and by changes in working capital balances.   Although the level of our net loss in each of the comparable periods was similar, non-cash adjustments were significantly higher in Q1 2005, including those related to:

•                  Our other-than-temporary equity investment impairment charge of $12.8 million;

•                  Depreciation, which was higher by $1.0 million as a result of capital expenditures over the past year to ramp manufacturing capacity; and

•                  Acquisition related costs, which were higher by $2.6 million primarily as a result of in-process R&D charges of $1.7 million and higher acquisition related intangible amortization.

Net sources of cash related to working capital related items decreased by $7.6 million in Q1 2005 as compared to Q1 2004.  Working capital items consuming relatively more cash in Q1 2005 included:

•                  An increase in inventories compared to a reduction in the year ago period as we have begun to selectively grow our inventory levels to meet anticipated customer demand;

•     Relatively higher increases in accounts receivable as our revenues continue to grow; and

•                  Decreases in prepayments and other assets primarily as a result of the repayment of approximately $5.5 million related to a distributor financing arrangement in Q1 2004 which did not recur in Q1 2005.

The above factors were partially offset by other working capital items that provided relatively more cash in Q1 2005, including:

•                  Relatively higher increases in accrued compensation and related expenses including $4.5 million in connection with a change to the employee stock purchase plan (ESPP) from quarterly to semi-annual purchases as well as other factors including recent merit increases and higher performance-related compensation;

•                  An increase in accounts payable during Q1 2005 compared to a decrease in Q1 2004 as business volumes were relatively higher;

•                  An increase in  deferred income on shipments to distributors during Q1 2005 compared to an essentially unchanged result in Q1 2004 as distributors stocked higher quantities to meet anticipated customer demand as well as a higher effective deferred margin for IDT products; and

•                  A marginal increase in other accrued liabilities in Q1 2005 compared to a $2.1 million decrease in Q1 2004 due to the payout of personnel related restructuring charges and a final deferred compensation obligation in connection with our acquisition of Newave.

We used $72.6 million for investing activities in Q1 2005 as compared to $2.3 million of cash provided in Q1 2004.  The largest driver of the increase in cash used was the $34.4 million paid in connection with the acquisition of ZettaCom.  In addition, the Company made a follow-on payment of $1.1 million related to the acquisition of technologies from IBM in FY 2004, and paid $1.0 million for a technology license and acquisition of assets from IMC.  Purchases of plant and equipment in Q1 2005 were also higher by $9.8 million as we continued to invest in manufacturing infrastructure.  Finally, our purchases of short-term investments, net of sales, were $28.7 million higher than in Q1 2004.

Our financing activities in Q1 2005 used $2.7 million in cash as compared to cash provided of $1.6 million in Q1 2004.   Proceeds from issuances of common stock were lower by $1.4 million as a result of a change in the ESPP plan, whereby stock purchases are now made only in our second and fourth fiscal quarters.  Payments on capital leases increased by $2.9 million in connection with early buyout options which were exercised in the quarter.

We anticipate capital expenditures of approximately $45-50 million during fiscal 2005, to be financed through cash generated from operations and existing cash and investments.   This estimate includes $15.1 million in capital expenditures during the first quarter of fiscal 2005.

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

•                  Changes in demand for our products and in the markets we and our customers serve;

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

In addition, many of these factors also impact the recoverability of the carrying value of certain manufacturing, tax, goodwill, and other tangible and intangible assets. As business conditions change, future write-downs or abandonment of these assets may occur.   For example, in Q1 2005, we recorded an impairment charge of $12.8 million for our investment in NetLogic.

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

Demand for our products depends primarily on demand in the communications markets.    The majority of our products are incorporated into customers’ systems in enterprise/carrier class network, wireless infrastructure and access network applications. A smaller percentage of our products also serve in customers’ computer storage, computer-related, and other applications. Customer applications for our products have historically been characterized by rapid technological change and significant fluctuations in demand. Demand for most of our products, and therefore potential increases in revenue, depends upon growth in the communications market, particularly in the data networking and wireless telecommunications infrastructure markets and, to a lesser extent, the computer-related markets. Any slowdown in these communications or computer-related markets could materially adversely affect our operating results, as most recently evidenced by conditions in fiscal 2003 and 2002.

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

We are dependent on a concentrated group of customers for a significant part of our revenues.    We are dependent on a limited number of original equipment manufacturers (OEMs) as our end-customers, and our future results depend significantly on the strategic relationships we have formed with them. If these relationships were to diminish, and if these customers were to develop their own solutions or adopt a competitor’s solution instead of buying our products, our results could be adversely affected. For example, any diminished relationship with Cisco or other key customers could adversely affect our results. While direct sales to Cisco are not signficant, we estimate that when all channels of distribution are considered, Cisco represented approximately 20-25% of our total revenues for fiscal 2004.

Many of our end-customer OEMs have outsourced their manufacturing to a concentrated group of global electronic manufacturing service providers (EMSs) who then buy product directly from us on behalf of the OEM. EMSs have achieved greater autonomy in the design win, product qualification and product purchasing decisions, especially for commodity products. Furthermore, these EMSs have generally been centralizing their global procurement processes. This has had the effect of concentrating a significant percentage of our revenue with a small number of companies. Competition for the business of these EMSs is intense and there is no assurance we can remain competitive and retain our existing market share with these customers. If these companies were to allocate a higher share of commodity or second-source business to our competitors instead of buying our products, our results would be adversely affected. Furthermore, as these EMSs represent a growing percentage of our overall business, our concentration of credit and other business risks with these customers has increased. Competition among global EMSs is intense, they operate on extremely thin margins, and their financial condition, on average, declined significantly during the industry downturn in fiscal 2001- 2002.  If any one or more of these global EMSs were to file for bankruptcy or otherwise experience significantly adverse financial conditions, our business would be adversely impacted as well.  During fiscal 2004, one EMS, Celestica, accounted for approximately 14% of our revenue and represented approximately 21% of our accounts receivable as of March 28, 2004.

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

Our product manufacturing operations are complex and subject to interruption.    From time to time, we have experienced production difficulties, including reduced manufacturing yields or products that do not meet our or our customers’ specifications, that have caused delivery delays, quality problems, and possibly lost revenue opportunities. While delivery delays have been infrequent and generally short in duration, we could experience manufacturing problems, capacity constraints and/or product delivery delays in the future as a result of, among other things; complexity of manufacturing processes, changes to our process technologies (including transfers to other facilities and die size reduction efforts), and ramping production and installing new equipment at our facilities.

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

We build most of our products based on estimated demand forecasts   Demand for our products can change rapidly and without advance notice. Demand can also be affected by changes in our customers’ levels of inventory and differences in the timing and pattern of orders between them and their end customers.  If demand forecasts are inaccurate or change suddenly, we may me be left with large amounts of unsold products, may not be able to fill all orders in the short term and may not be able to accurately forecast capacity utilization or make optimal investment and other business decisions. This can leave us holding excess and obsolete inventory or unable to meet customer short-term demands, either of which can have an adverse impact on our operating results.

We are dependent on a limited number of suppliers.  Our manufacturing operations depend upon obtaining adequate raw materials on a timely basis. The number of vendors of certain raw materials, such as silicon wafers, ultra-pure metals and certain chemicals and gases, is very limited. In addition, certain packages require long lead times and are available from only a few suppliers. From time to time, vendors have extended lead times or limited supply to us due to capacity constraints.  Our results of operations would be materially adversely affected if we were unable to obtain adequate supplies of raw materials in a timely manner or if they were only available at uncompetitive prices.

Although we currently fabricate most of our wafers internally, we are dependent on outside foundries for a small but growing portion of our wafer requirements.   Similarly, while we currently conduct most assembly and test operations internally, we also rely upon subcontractors for our incremental assembly requirements which can be significant. We expect to continue utilizing outside foundries and subcontractors to supplement our own production capacity. If there were significant increases in the costs of these services, or if foundry or back-end subcontractor capacity was not available or only available on long lead times due to capacity constraints or any failure on our part to adequately forecast the mix of product demand, our results would adversely affected.

We are subject to a variety of environmental and other regulations related to hazardous materials used in our manufacturing processes.  Any failure by us to adequately control the use or discharge of hazardous materials under present or future regulations could subject us to substantial costs or liabilities or cause our manufacturing operations to be suspended.

Intellectual property claims could adversely affect our business and operations.    The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights, which have resulted in significant and often protracted and expensive litigation. We have been involved in patent litigation in the past, which adversely affected our operating results. Although we have obtained patent licenses from certain semiconductor manufacturers, we do not have licenses from a number of semiconductor manufacturers that have broad patent portfolios. Claims alleging infringement of intellectual property rights have been asserted against us and could be asserted against us in the future. These claims could result in our having to discontinue the use of certain processes; cease the manufacture, use and sale of infringing products; incur significant litigation costs and damages; and develop non-infringing technology.  Further, the inability to obtain a key license, or the failure to renew or renegotiate an existing license on favorable terms,  could materially adversely affect our business.   As of June 27, 2004, we were in discussions to renegotiate one such existing license.

International operations add increased volatility to our operating results.    A growing and now substantial percentage of our revenues are derived from international sales, as summarized below:

(percentage of total revenues)	First 3 months of Fiscal 2005	Twelve months of Fiscal 2004	Twelve months of Fiscal 2003

Americas	32%	29%	37%
Asia Pacific	37%	39%	30%
Japan	14%	16%	14%
Europe	17%	16%	19%

Total	100%	100%	100%

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

Finally, in support of our international operations, a portion of our cash and investment portfolio resides offshore.  At June 27, 2004, we had cash and investments of approximately $55 million invested overseas in accounts belonging to various IDT foreign operating entities.  While these amounts are primarily invested in US dollars, a portion is held in foreign currencies, and all offshore balances are exposed to local political, banking, currency control and other risks.

We depend on the ability of our personnel, raw materials, equipment and products to move reasonably unimpeded around the world.  Any political, military, world health or other issue which hinders this movement or restricts the import or export of materials could lead to significant business disruptions. Furthermore, any strike, economic failure, or other material disruption on the part of major airlines or other transportation companies could also adversely affect our ability to conduct business. If such disruptions result in cancellations of customer orders or contribute to a general decrease in economic activity or corporate spending on information technology, or directly or indirectly impact our marketing, manufacturing, financial and logistics functions our results of operations and financial condition could be materially adversely affected.

We are exposed to potential impairment charges on investments.  From time to time, we have made strategic investments in other companies, both public and private.  If the companies that we invest in are unable to execute their plans and succeed in their respective markets, we may not benefit from such investments, and we could potentially lose up to all of the amounts we invest.  In addition, we evaluate our portfolio, including non-marketable equity securities, on a regular basis to determine if impairments have occurred.  Impairment charges could have a material impact on our results of operations in any period.   For example, in Q1 2005, we recorded a $12.8 million other-than-temporary impairment charge in connection with our investment in NetLogic.

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

We may have difficulty integrating acquired companies and technologies.    We acquired ZettaCom and certain assets from IMC in Q1 2005.  In addition, we acquired certain technologies from IBM in fiscal 2004.  We also acquired Newave and Solidum in fiscal 2002 and 2003, respectively, and we may pursue other acquisitions in the future. Failure to successfully integrate acquired companies and technologies into our business could adversely affect our results of operations. Integration risks and issues may include, but are not limited to, key personnel retention and assimilation, management distraction, technology development, and unexpected costs and liabilities, including goodwill, technology or other related intangible asset impairment charges.

Changes in generally accepted accounting principles regarding stock option accounting may adversely impact our reported operating results, our stock price and our competitiveness in the employee marketplace.   Technology companies like ours have a history of using broad-based employee stock option programs to recruit, incentivize and retain their workforces in what can be a highly competitive employee marketplace. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) allows companies the choice of either using a fair value method of accounting for options, which would result in expense recognition for all options granted, or using an intrinsic value method, as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), with a pro forma disclosure of the impact on net income (loss) of using the fair value option expense recognition method. We have elected to apply APB 25 and accordingly we generally do not recognize any expense with respect to employee stock options as long as such options are granted at exercise prices equal to the fair value of our common stock on the date of grant.

During March 2004, the FASB issued a proposed Statement, “Share-Based Payment, an amendment of FASB Statements No. 123 and 95”.  The statement proposes to eliminate the treatment for share-based transactions using APB 25 and generally would require share-based payments to employees be accounted for using a fair-value-based method and recognized as expenses in our statements of operations.  The proposed standard would require the modified prospective method be used, which would require that the fair value of new awards granted from the beginning of the year of adoption plus unvested awards at the date of adoption be expensed over the vesting term. In addition, the proposed statement encourages companies to use the “binomial” approach to value stock options, as opposed to the Black-Scholes option pricing model that we currently use for the fair value of our options under SFAS 123 disclosure provisions.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our interest rate risk relates primarily to our investment portfolio, which consisted of $174.4 million in cash and cash equivalents and $418.8 million in short-term investments as of June 27, 2004.  By policy, we limit our exposure to longer-term investments, and a substantial majority of our investment portfolio has maturities of less than two years.  As a result of the relatively short duration of our portfolio, a hypothetical 10% change in interest rates would have an insignificant effect on our financial position, results of operations or cash flows.  We do not currently use derivative financial instruments in our investment portfolio.

By policy, we mitigate the credit risk to our investment portfolio through diversification and for, debt securities, adherence to high credit-rating standards.

We have minimal interest rate risk with respect to debt; our balance sheet at June 27, 2004 includes only $1.6 million in debt.

We are exposed to foreign currency exchange rate risk as a result of international sales, assets and liabilities of foreign subsidiaries, local operating expenses of our foreign entities and capital purchases denominated in foreign currencies.  We use derivative financial instruments to help manage our foreign currency exchange exposures.  We do not enter in derivatives for trading purposes. We performed a sensitivity analysis for Q1 2005 and determined that a 10% change in the value of the U.S. dollar would have an insignificant near-term impact on our financial position, results of operations or cash flows.

ITEM 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

At June 27, 2004, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level.  There have been no significant changes in our internal controls over financial reporting during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are filed herewith:

Exhibit number	Description

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, dated August 4, 2004.
31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, dated August 4, 2004.
32.1	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, dated August 4, 2004.
32.2	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, dated August 4, 2004.

(b)  Reports on Form 8-K:

Date Filed	Description

4/22/04

Financial Information for Integrated Device Technology, Inc. for the fourth quarter and fiscal year ended March 28, 2004, and forward-looking statements relating to fiscal year 2005 as presented in a press release of April 22, 2004.

5/14/04

Announcement of the completion of the acquisition of 100% of the outstanding equity interests of ZettaCom, Inc., a Santa Clara based company specializing in the manufacture of switch fabric and traffic management products.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRATED DEVICE TECHNOLOGY, INC.

Date: August 4, 2004	/s/ GREGORY S. LANG
Gregory S. Lang President and Chief Executive Officer (duly authorized officer)

Date: August 4, 2004	/s/ CLYDE R. HOSEIN
Clyde R. Hosein Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)