Form 10-Q
period 2004-09-26
INTEGRATED DEVICE TECHNOLOGY INC
filed 2004-11-03
CIK 703361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2004

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

The number of outstanding shares of the registrant’s Common Stock, $.001 par value, as of October 22, 2004, was approximately 106,752,000.

PART I    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three months ended		Six months ended
	Sep. 26, 2004	Sep. 28, 2003	Sep. 26, 2004	Sep. 28, 2003

Revenues	$96,671	$80,777	$197,978	$163,822
Cost of revenues	48,247	42,201	96,608	90,925
Asset impairment	(1,585)	—	(1,794)	—

Gross profit	50,009	38,576	103,164	72,897

Operating expenses:

Research and development	25,449	25,716	51,450	51,082
Selling, general and administrative	17,801	18,320	37,188	36,645
Acquired in-process research and development	—	264	1,736	264

Total operating expenses	43,250	44,300	90,374	87,991

Operating income (loss)	6,759	(5,724)	12,790	(15,094)

Gain (loss) on equity investments	—	3,151	(12,831)	3,151
Interest expense	(26)	(118)	(73)	(210)
Interest income and other, net	2,824	3,142	5,329	7,366

Income (loss) before income taxes	9,557	451	5,215	(4,787)
Provision for (benefit from) income taxes	704	(699)	1,409	(1,185)

Net income (loss)	$8,853	$1,150	$3,806	$(3,602)

Basic net income (loss) per share	$0.08	$0.01	$0.04	$(0.03)
Diluted net income (loss) per share	$0.08	$0.01	$0.03	$(0.03)

Weighted average shares:
Basic	106,144	104,210	106,085	104,041
Diluted	107,661	106,148	109,117	104,041

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED; IN THOUSANDS)

	Sep. 26, 2004	Mar. 28, 2004
Assets
Current assets:
Cash and cash equivalents	$265,398	$223,360
Short-term investments	334,380	384,854
Accounts receivable, net	56,908	53,091
Inventories, net	44,136	32,745
Prepayments and other current assets	9,897	12,101

Total current assets	710,719	706,151

Property, plant and equipment, net	109,765	108,424
Goodwill and other intangibles, net	87,663	52,784
Other assets	8,823	38,194
Total assets	$916,970	$905,553

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$21,758	$20,190
Accrued compensation and related expenses	14,769	11,560
Deferred income on shipments to distributors	24,891	21,411
Income taxes payable	33,089	33,267
Other accrued liabilities	18,055	19,250

Total current liabilities	112,562	105,678

Long-term obligations	13,169	15,651

Total liabilities	125,731	121,329

Stockholders’ equity:
Common stock and additional paid-in capital	831,124	825,483
Deferred stock-based compensation	(228)	(1,140)
Treasury stock	(180,751)	(180,751)
Retained earnings	140,965	137,159
Accumulated other comprehensive income	129	3,473

Total stockholders’ equity	791,239	784,224
Total liabilities and stockholders’ equity	$916,970	$905,553

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED; IN THOUSANDS)

	Six months ended
	Sep. 26, 2004	Sep. 28, 2003
Operating activities
Net income (loss)	$3,806	$(3,602)
Adjustments:
Depreciation	25,782	24,356
Amortization of intangible assets	2,862	802
Acquired in-process research and development	1,736	264
Merger-related stock-based compensation	367	721
Other-than-temporary impairment loss on equity investments	12,831	—
Non-cash restructuring and other	—	164
Changes in assets and liabilities:
Accounts receivable	(3,639)	(839)
Inventories	(10,756)	7,775
Prepayments and other assets	1,302	9,873
Accounts payable	1,133	(1,191)
Accrued compensation and related expenses	2,885	865
Deferred income on shipments to distributors	3,247	(1,829)
Income taxes payable	(178)	815
Other accrued liabilities	(940)	(1,319)
Net cash provided by operating activities	40,438	36,855

Investing activities
Purchases of property, plant and equipment	(27,010)	(17,120)
Cash paid for acquisition of ZettaCom, net of cash acquired	(34,375)	—
Purchases of marketable securities	(221,813)	(230,846)
Proceeds from sales and maturities of marketable securities	286,263	247,272
Purchases of technology and other investments, net	(2,100)	(8,078)
Net cash provided by (used for) for investing activities	965	(8,772)

Financing activities
Issuance of common stock	6,186	6,107
Payments on capital leases and other debt	(5,551)	(2,071)
Net cash provided by financing activities	635	4,036

Net increase in cash and cash equivalents	42,038	32,119
Cash and cash equivalents at beginning of period	223,360	144,400
Cash and cash equivalents at end of period	$265,398	$176,159

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Integrated Device Technology, Inc. (IDT or the Company) contain all adjustments which are, in the opinion of management, necessary to present fairly the interim financial information included therein.  Certain prior period balances have been reclassified to conform with the current period presentation. All references are to our fiscal quarters ended September 26, 2004 (Q2 2005), June 27, 2004 (Q1 2005), March 28, 2004 (Q4 2004) and September 28, 2003 (Q2 2004), unless otherwise indicated.

These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended March 28, 2004.  The results of operations for the three and six-month periods ended September 26, 2004 are not necessarily indicative of the results to be expected for the full year.

Note 2

Net Income (Loss) Per Share

Net income (loss) per share has been computed using weighted-average common shares outstanding in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share.”

	Three months ended		Six months ended
(in thousands)	Sep. 26, 2004	Sep. 28, 2003	Sep. 26, 2004	Sep. 28, 2003

Weighted average common shares outstanding	106,144	104,210	106,085	104,041
Dilutive effect of employee stock options	1,517	1,938	3,032	—
Weighted average common shares outstanding, assuming dilution	107,661	106,148	109,117	104,041

Net loss per share for the six-month period ended September 28, 2003 is based only on weighted average shares outstanding.    Stock options based equivalent shares for this period of 1.2 million were excluded from the calculation of diluted earnings per share, as their effect would be antidilutive in a net loss period.  Employee stock options to purchase 7.0 million, 3.7 million, and 5.2 million shares for the three-month periods ended September 26, 2004, and September 28, 2003 and the six-month period ended September 26, 2004, respectively, were outstanding, but were excluded from the calculation of diluted earnings per share because the exercise price of the stock options was greater than the average share price of the common shares and therefore, the effect would be antidilutive.

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

	Three months ended		Six months ended
(in thousands)	Sep. 26, 2004	Sep. 28, 2003	Sep. 26, 2004	Sep. 28, 2003

Reported net income (loss)	$8,853	$1,150	$3,806	$(3,602)
Add: Stock-based compensation included in reported net income (loss)	88	359	367	721
Deduct: Stock-based employee compensation expense determined under a fair-value based method for all awards	(7,896)	(11,061)	(19,540)	(25,150)
Pro forma net income (loss)	$1,045	$(9,552)	$(15,367)	$(28,031)
Pro forma net income (loss) per share:
Basic	$0.01	$(0.09)	$(0.14)	$(0.27)
Diluted	$0.01	$(0.09)	$(0.14)	$(0.27)
Reported net income (loss) per share:
Basic	$0.08	$0.01	$0.04	$(0.03)
Diluted	$0.08	$0.01	$0.03	$(0.03)

Note 4

Cash Equivalents and Investments

Cash equivalents are highly liquid investments with original maturities of three months or less at the time of purchase.  All of the Company’s investments are classified as available-for-sale at September 26, 2004 and March 28, 2004.  Available-for-sale investments are classified as short-term investments, as these investments generally consist of highly marketable securities that are intended to be available to meet current cash requirements.  Investment securities classified as available-for-sale are reported at market value, and net unrealized gains or losses are recorded in accumulated other comprehensive income, a separate component of stockholders’ equity, until realized.  Realized gains and losses on investments are computed based upon specific identification and are included in interest income and other, net.  Management evaluates investments on a regular basis to determine if an other-than-temporary impairment has occurred.

In Q1 2005, the Company recorded an impairment charge of $12.8 million related to our investment in NetLogic Microsystems.  On July 8, 2004, NetLogic completed an initial public offering at an initial offering price of $12 per share.  IDT was included in the offering as a selling shareholder. The IPO pricing, less related commissions, implied the investment was worth less than its carrying value.  Based in part on the relative magnitude of the decline in value, the Company concluded that there was an other-than-temporary impairment on the investment at June 27, 2004 and accordingly, recorded an impairment charge to adjust the carrying value down to its estimated net realizable value.  During Q2 2005, the Company sold its investment at the previously written down value.  At March 28, 2004, this investment, which was accounted for on the cost basis, was classified in Other Assets at a value of $30.0 million.

Note 5

Inventories, Net

Inventories are summarized as follows:

(in thousands)	Sep. 26, 2004	Mar. 28, 2004

Raw materials	$4,883	$3,537
Work-in-process	26,309	20,984
Finished goods	12,944	8,224
Total inventories, net	$44,136	$32,745

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

The total purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed based on management estimates, which considered independent appraisals as follows:

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

In-process technology acquired was expensed at the date of acquisition.  The existing technology is being amortized to cost of revenues over a seven year estimated life.  The non-compete agreements are being amortized to research and development expense over the three year term of the agreements.

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

Retention payments.    In connection with the ZettaCom acquisition, the Company entered into retention agreements with the former employees of ZettaCom who became IDT employees as part of the transaction.  The agreements include approximately $4.0 million which will be paid out over the 18-30 months following the close of the acquisition.  The retention payments are earned by the passage of time.  As such, the Company records these amounts as compensation expense as they are incurred.

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

During the first quarter of 2005, the Company made a $1.1 million follow-on payment in connection with the Q2 2004 acquisition of technologies from IBM as a milestone was met.  The amount of this payment was allocated consistent with the allocation of the initial purchase price. Per the agreement, the Company may pay an additional $2.9 million in the near future contingent upon IBM successfully achieving and IDT accepting two additional technology milestones.

Note 8

Goodwill and Other Intangible Assets

Goodwill is reviewed annually for impairment (or more frequently if indicators of impairment arise).   For purposes of this assessment, the Company uses two reporting units, (1) Communications and Timing Products and (2) SRAMs.  All Company goodwill relates to the Communications and Timing Products reporting unit.

Goodwill and identified intangible assets relate to the Company’s acquisitions of ZettaCom and IMC assets in Q1 2005, the technologies from IBM in Q2 2004, Solidum Systems (Solidum) in Q3 2003, and Newave Semiconductor Corp. (Newave) in Q1 2002.   Balances as of September 26, 2004 and March 28, 2004 are summarized as follows:

	Sep. 26, 2004
(in thousands)	Gross assets	Accumulated amortization	Net assets

Goodwill	$56,232	$—	$56,232

Identified intangible assets:
Existing technology	28,837	(3,523)	25,314
Trademark	2,240	(1,090)	1,150
Customer relationship	3,922	(796)	3,126
Non-compete agreement	2,958	(1,173)	1,785
Other	136	(80)	56
Subtotal, identified intangible assets	38,093	(6,662)	31,431
Total goodwill and identified intangible assets	$94,325	$(6,662)	$87,663

	Mar. 28, 2004
(in thousands)	Gross assets	Accumulated amortization	Net assets

Goodwill	$40,218	$—	$40,218

Identified intangible assets:
Existing technology	8,986	(1,570)	7,416
Trademark	2,240	(930)	1,310
Customer relationship	3,452	(403)	3,049
Non-compete agreements	1,625	(834)	791
Other	63	(63)	—
Subtotal, identified intangible assets	16,366	(3,800)	12,566
Total goodwill and identified intangible assets	$56,584	$(3,800)	$52,784

Amortization expense for identified intangibles is summarized below:

	Three months ended		Six months ended
(in thousands)	Sep. 26, 2004	Sep. 28, 2003	Sep. 26, 2004	Sep. 28, 2003

Existing technology	1,116	289	1,953	523
Customer relationship	197	58	394	58
Trademark	80	80	160	162
Non-compete agreements	190	—	339	—
Other identified intangibles	6	59	16	59
Total	1,589	486	2,862	802

Based on the identified intangible assets recorded at September 26, 2004, the future amortization expense of identified intangibles for the next five fiscal years and thereafter is as follows (in thousands):

Year ending March,
Remainder of FY 2005	$3,172
2006	6,347
2007	6,189
2008	5,612
2009	4,033
Thereafter	6,078
Total	$31,431

Note 9

Comprehensive Income (Loss)

The components of comprehensive income (loss) were as follows:

	Three months ended		Six months ended
(in thousands)	Sep. 26, 2004	Sep. 28, 2003	Sep. 26, 2004	Sep. 28, 2003

Net income (loss)	$8,853	$1,150	$3,806	$(3,602)
Currency translation adjustments	49	388	180	809
Change in unrealized gain (loss) on derivatives, net of taxes	—	—	—	(31)
Change in net unrealized gain (loss) on investments, net of taxes	1,106	(4,109)	(3,524)	(2,570)
Comprehensive income (loss)	$10,008	$(2,571)	$462	$(5,394)

The components of accumulated other comprehensive income were as follows:

(in thousands)	Sep. 26, 2004	Mar. 28, 2004

Cumulative translation adjustments	$962	$782
Unrealized gain (loss) on investments	(833)	2,691
Total accumulated other comprehensive income	$129	$3,473

Note 10

Asset Impairment

During Q2 and Q1 2005, the Company recorded gains of $1.6 million and $0.2 million, respectively, related to the sales of land and equipment related to its closed Salinas facility, which had been impaired and reclassified as assets held for sale during Q3 2002.  As the impairment charge in fiscal 2002 was included in the Cost of Goods Sold section, the gains on the sales of the related land and equipment are also included in that section in accordance with FAS 144.

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

Forecasted transactions.    Historically, the Company has had foreign currency exposure related to its revenues in Japan, which were generally yen-denominated.  With few exceptions, all other revenue was (and continues to be) US dollar-based.  In fiscal 2003, the Company began offering its products in Japan denominated in US dollars and in yen.  By the end of fiscal 2004, the Company had significantly transitioned its revenue in Japan from yen-based to US dollar-based, and had reduced its yen-based revenue exposure to a level that approximates its local yen-denominated operating expenses.   As a result, the Company changed its functional currency in Japan to US Dollars.  Thus, the Company has essentially eliminated the need for revenue hedging.  There were no forecasted hedges executed during Q2 2005 and Q2 2004 or the six months then ended.

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

Firm commitments.    The Company uses currency forward contracts to hedge certain foreign currency purchase commitments, primarily denominated in Japanese yen and the euro. These contracts are designated as fair value hedges, and changes in the fair value of the contracts are offset against changes in the fair value of the commitment being hedged, through earnings. There were no fair value hedges executed during Q2 2005 and Q2 2004 or the six months then ended.

Balance sheet exposures.    The Company also utilizes currency forward contracts to hedge currency exchange rate fluctuations related to certain foreign currency assets and liabilities. Gains and losses on these undesignated derivatives offset gains and losses on the assets and liabilities being hedged and the net amount is included in earnings. An immaterial amount of net gains and losses were included in earnings during Q2 2005 and Q2 2004 and the six months then ended.

Besides foreign exchange rate exposure, the Company’s cash and investment portfolio are subject to the risks associated with fluctuations in interest rates and equity market prices, respectively.  While the Company’s policies allow for the use of derivative financial instruments to hedge the fair values of such investments, the Company has yet to enter into this type of hedge.

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

The tables below provide information about these segments for the three and six month periods ended September 26, 2004 and September 28, 2003:

Revenues by segment

	Three months ended		Six months ended
(in thousands)	Sep. 26, 2004	Sep. 28, 2003	Sep. 26, 2004	Sep. 28, 2003

Communications and Timing Products	$79,321	$68,183	$164,868	$140,043
SRAMs	17,350	12,594	33,110	23,779
Total consolidated revenues	$96,671	$80,777	$197,978	$163,822

Income (Loss) by segment

	Three months ended		Six months ended
(in thousands)	Sep. 26, 2004	Sep. 28, 2003	Sep. 26, 2004	Sep. 28, 2003

Communications and Timing Products	$10,222	$3,999	$24,392	$5,484
SRAMs	(2,833)	(7,579)	(6,447)	(16,881)
Restructuring and asset impairment	—	(752)	(677)	(1,333)
Amortization of intangible assets	(1,589)	(486)	(2,862)	(802)
Amortization of deferred stock-based compensation	(88)	(359)	(367)	(721)
Facility closure costs and other	1,541	(283)	1,555	(577)
Acquired in-process research and development	—	(264)	(1,736)	(264)
Acquisition related costs	(494)	—	(1,068)	—
Gain (loss) on equity investments	—	3,151	(12,831)	3,151
Interest income and other	2,824	3,142	5,329	7,366
Interest expense	(26)	(118)	(73)	(210)
Income (loss) before income taxes	$9,557	$451	$5,215	$(4,787)

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

The Company maintains a reserve for obligations it incurs under its product warranty program. The standard warranty period offered is one year, though in certain instances the warranty period may be extended, mostly to two years.  Management estimates the fair value of its warranty liability based on actual past warranty claims experience, its policies regarding customer warranty returns and other estimates about the timing and disposition of product returned under the program.  The related reserve was $1.0 million and $0.5 million, as of September 26, 2004 and March 28, 2004, respectively.

Note 14

Subsequent Event

The Company announced in October 2004 that its Board of Directors has approved a stock repurchase program for the repurchase of up to $50 million of its Common Stock. Repurchases under the Company’s stock repurchase program may be made from time to time in the open market and in negotiated transactions, including block transactions or accelerated stock repurchase transactions, at times and at prices considered appropriate by the Company. The repurchase program is effective immediately and may be discontinued at any time.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All references are to our fiscal quarters ended September 26, 2004 (Q2 2005), June 27, 2004 (Q1 2005), March 28, 2004 (Q4 2004) and September 28, 2003 (Q2 2004), unless otherwise indicated.  Quarterly financial results may not be indicative of the financial results of future periods.

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

Income Taxes.    We account for income taxes under an asset and liability approach that requires the expected future tax consequences of temporary differences between book and tax bases of assets and liabilities be recognized as deferred tax assets and liabilities. Generally accepted accounting principles require us to evaluate the realizability of our net deferred tax assets on an ongoing basis. A valuation allowance is recorded to reduce the net deferred tax assets to an amount that will more likely than not be realized. Accordingly, we consider various tax planning strategies, forecasts of future taxable income and our most recent operating results in assessing the need for a valuation allowance. In the consideration of the realizability of net deferred tax assets, recent results must be given substantially more weight than any projections of future profitability.  In the fourth quarter of fiscal 2003, under applicable accounting principles, we could not conclude that it was more likely than not that we would realize value for our net deferred tax assets.  Accordingly, we established a valuation allowance equal to 100% of the amount of these assets.    We reassess the requirement for the valuation allowance on an ongoing basis.

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

RESULTS OF OPERATIONS

Revenues (Q2 2005 compared to Q2 2004).    Our revenues for Q2 2005 were $96.7 million, an increase of $15.9 million or 19.7% compared to the corresponding quarter of the previous year, as demand improved in the wireless communications and enterprise networking markets that we serve.   Overall units sold were down slightly, from 52.0 million units in Q2 2004 to 50.3 million units in Q2 2005.  In addition, as a result of favorable changes in the mix of product sold and price increases in certain product categories such as SRAM, our average selling price per unit (ASP) for our products increased by approximately 24% when compared to Q2 2004.

Revenues for our Communications and Timing Products segment (which includes network search engines (NSEs), FIFOs, multiports, and flow control management devices; communications applications-specific standard products (ASSPs); and high-performance logic and timing products) increased by $11.1 million or 16.3%, while revenues for our SRAM segment increased by $4.8 million or 37.8% as compared to Q2 2004.   Units sold were flat in the Communications and Timing Products segment, while units sold were down by 19.6% in the SRAM segment as compared to Q2 2004.  Overall ASPs in each of our two product segments increased, as we generally experienced a more favorable mix shift to higher performance and/or higher density products within our product divisions, as well as realizing the effects of higher market price levels within our SRAM segment.

When compared to the same quarter one year ago:

•                  Revenues in the Americas increased at the highest year-over-year rate, rising 40.4%;

•                  Revenues in Europe also showed strong growth in Q2 2005, growing 34.9%;

•                  Revenues in Japan increased by 21.9% in Q2 2005; and

•                  Revenues within the APAC region decreased by 2.0%.

As a result, the Americas and Europe grew to represent notably higher percentages of overall revenue, while the APAC region correspondingly declined.  In part, these shifts in geographic share reflect changes in either mix of product sold, or the supply chain decisions being made by certain of our key customers.

Revenues (Q2 2005 compared to Q1 2005).   Our revenues for Q2 2005 were sequentially lower by $4.6 million or 4.6%, as units sold declined by 6.4%.  We experienced somewhat weaker demand conditions across most of our product families, resulting in lower unit sales for each of our product divisions.   In part, we attribute these weak business conditions and order rates to excess inventory levels at our customers serving the enterprise networking and wireless infrastructure equipment markets.  The lower unit sales were slightly offset by a small improvement in ASPs, due to better SRAM pricing and a favorable shift in our mix of products sold within each product division.

Revenues for our Communications and Timing Products segment decreased sequentially by $6.2 million or 7.3%, driven mainly by a 5.6% decrease in units sold as ASPs were virtually flat.  Revenues from the SRAM segment increased sequentially by $1.6 million or 10.1%, as a significant increase in ASPs offset a moderate decrease in units sold.

During Q2 2005, consistent with the year-over-year discussion above, revenues shifted away from the APAC region, which fell to represent only about one-third of our total revenue for the first time since early fiscal 2004.

Revenues (First six months of fiscal 2005 compared to first six months of fiscal 2004).   Our revenues year-to-date for fiscal 2005 were $198.0 million compared with $163.8 million for the first six months of fiscal 2004, an increase of $34.2 million, or 20.8%.

Within our Communications and Timing Products segment, revenues increased by $24.8 million or 17.7%, on increases in both unit sales and ASPs which were higher mostly due to product mix.  Within our SRAM segment, revenues increased by $9.3 million or 39.2% as a slight decrease in units sales was more than offset by a significant increase in ASPs both at the device level and due to product mix.

Revenues (recent trends and outlook).  During the second fiscal quarter of 2005, we began to see a weakening in customer order patterns, after signs of strength over the past few quarters in the communications markets that we serve.  These weaker bookings translated into lower levels of backlog entering Q3 2005.  In addition, during Q2 2005, it gradually became apparent that market prices for SRAM products had peaked, and by the end of the quarter we were forecasting that much of the recent strength in SRAM prices would reverse during Q3 2005.  Considering this recent weakness in bookings, backlog, and expected near-term pricing, we are taking a cautious view on the prospects for sequential revenue growth from Q2 2005 to Q3 2005.

Gross profit (Q2 2005 compared to Q2 2004).  Gross profit for Q2 2005 was $50.0 million, an increase of $11.4 million compared to the $38.6 million recorded in Q2 2004.  Our gross profit margin percentage for Q2 2005 was 51.7% compared to 47.8% for Q2 2004.   The improvement in gross margin is due primarily to:

•                  The incremental gross margin associated with higher revenues and better utilization of our manufacturing infrastructure (as production output at our Hillsboro Fab increased to 27.1 thousand wafers in Q2 2005, up from 20.8 thousand wafers in Q2 2004);

•                  The improved pricing environment for SRAM products.  Adjusting for changes in mix, we estimate that SRAM prices increased by almost 25% year-over-year;

•                  Cost benefits associated with transitioning a higher proportion (58% in Q2 2005 versus 31% in Q2 2004) of our internal wafer production to 0.18 micron and finer-geometry wafers; and

•                  A $1.6 million gain on the sale of land and equipment related to our closed Salinas, California water fabrication facility, which was impaired during Q3 2002

These beneficial impacts on gross margin were only partially offset by higher inventory reserves in Q2 2005 vs. Q2 2004 (primarily lower of cost or market (LCM) reserves related to expected SRAM price declines in Q3 2005).  Finally, gross margins did not benefit by selling inventory previously reserved as excess in either Q2 2005 or Q2 2004.

Gross profit (Q2 2005 compared to Q1 2005). Gross profit for Q2 2005 was down sequentially by $3.2 million, from $53.2 million in Q1 2005 to $50.0 million in Q2 2005. Our gross profit margin percentage also decreased from 52.5% in Q1 2005 to 51.7% in Q2 2005.   The largest drivers of the decrease in gross profit in Q2 2005 were the decrease in revenues and the additional inventory reserves required (primarily LCM reserves associated with SRAM, as described above, as compared to a decrease in reserve requirements in Q1 2005, causing an overall $3.0 million difference).  Overall manufacturing spending was essentially flat with the prior quarter, primarily as a result of the gain on the sale of the Salinas land and equipment described above.  Partially offsetting the downward margin pressures were improved pricing on SRAM products sold in Q2 2005 and continued high utilization of our manufacturing facilities. Production output at our Hillsboro Fab increased 6.6% to 27.1 thousand wafers in Q2 2005, up from 25.4 thousand in Q1 2005.

Gross Profit (first six months of 2005 compared to the first six months of 2004). Gross profit for the first six months of 2005 increased to $103.2 million from $72.9 million in the first six months of 2004.  Similarly, gross profit margin increased to 52.1% for the first six months of 2005 versus 44.5% for the first six months of 2004.  As discussed above, the increase in gross profit in the first six months of 2005 was primarily driven by the significant increase in revenues, improved manufacturing utilization, higher proportion of 0.18 micron and finer geometry wafers, increased SRAM pricing, and lower LCM inventory reserve requirements.   In the first six months of 2004, gross profit benefited from the sale of approximately $2.0 million of previously reserved inventory versus no related benefit in the first six months of 2005.

Considering the weaker business conditions that appear to have developed throughout the industry in Q2 2005, and the increased uncertainty in the near-term outlook, we are planning to lower production levels in Q3 2005 so as to better align our inventory position with the current level of demand.  The resulting lower manufacturing utilization, combined with anticipated pricing declines (particularly for SRAM products), is expected to result in lower gross profit margin in Q3 2005.

Research and development.    For Q2 2005, research and development (R&D) expenses were $25.4 million, a $0.3 million or 1.0% decrease from Q2 2004.  Labor related spending was higher, primarily due to increased headcount and retention costs in connection with the ZettaCom and Internet Machines Corporation (IMC) transactions, higher performance-tied personnel costs, and salary increases implemented early in fiscal 2005.  These amounts were more than offset by lower spending on outside design services and lower photomask and equipment related expenses.

R&D expenses decreased by $0.6 million in Q2 2005 from $26.0 million in Q1 2005.  The sequential decrease is primarily attributable to lower personnel related costs, which were partially offset by higher allocations of manufacturing costs to development activities.

For the first six months of fiscal 2005, R&D spending increased by $0.4 million compared to the same period in fiscal 2004, mostly due to higher labor-related spending as noted above in the quarterly comparison of Q2 2005 to Q2 2004.

We currently expect that R&D spending in Q3 2005 will increase slightly in comparison to Q2 2005.

Selling, general and administrative.   For Q2 2005, selling, general, and administrative (SG&A) expenses were $17.8 million, a $0.5 million or 2.8% decrease from Q2 2004.  The decrease was primarily due to lower equipment depreciation costs and lower bad debt reserve requirements.  Salary increases implemented in early fiscal 2005 and higher performance-tied personnel costs were offset by lower severance costs leaving labor costs essentially flat.

SG&A expenses decreased by $1.6 million in Q2 2005 from $19.4 million in Q1 2005.  The decrease is primarily attributable to seasonably lower labor-related costs, lower labor-related benefits, lower spending on outside services and lower bad debt reserve requirements.

For the first six months of fiscal 2005, SG&A spending increased by $0.5 million compared to the same period in fiscal 2004.  The increase is primarily related to salary increases implemented in early fiscal 2005, higher performance-tied personnel costs  recorded in relation to the improved financial results in the current fiscal year partially offset by lower equipment depreciation costs and lower bad debt reserve requirements.

We currently expect that SG&A spending in Q3 2005 will increase slightly in comparison to Q2 2005.

Acquired in-process research and development.    During Q1 2005, in connection with our acquisition of ZettaCom, we recorded a $1.7 million charge for acquired in-process research and development (IPR&D).  The allocation of the purchase price to IPR&D was determined by identifying technologies that had not attained technological feasibility and that did not have future alternative uses.

Gain (loss) on equity investments.    During Q1 2005, we recorded an impairment of $12.8 million related to our investment in NetLogic Microsystems (NetLogic).   Shortly after the end of Q1 2005, NetLogic completed its initial public offering (IPO) at an offering price of $12 per share.  We were included as a selling stockholder in connection with the offering. The IPO pricing, less related commissions, implied that the investment was worth less than its carrying value.  Based on the relative magnitude of the decline in value, we concluded that there was an other-than-temporary impairment of the investment at June 27, 2004. Accordingly,  we recorded an impairment charge to adjust the carrying value down to its estimated net realizable value.  During Q2 2005, we completed the sale of our investment and realized essentially the same proceeds utilized to calculate the initial impairment charge. During Q2 2004, the Company sold its remaining shares of PMC Sierra (PMC).  In connection with the sale, the Company recorded a net gain of $3.2 million.

Interest income and other, net.    In Q2 2005, interest income and other, net, was $2.8 million, a decrease of $0.3 million compared to Q2 2004.  The decrease was primarily due to lower capital gains in Q2 2005 along with lower interest income in Q2 2005 related to lower average interest rates in our investment portfolio, as the proceeds of maturing investments were reinvested in a lower interest rate environment.

Provision/Benefit for income taxes.   The tax provision of $0.7 million for Q2 2005 was recorded to cover projected current worldwide income tax expense.   The tax provision recorded does not reflect any projected change in net deferred taxes, as we continue to maintain the position that we cannot conclude that it is more likely than not that we will be able to utilize our deferred tax assets in the foreseeable future.

Liquidity and Capital Resources

Our cash and marketable securities were $599.8 million at September 26, 2004, a decrease of $8.4 million compared to March 28, 2004. There was no debt outstanding as of September 26, 2004.

Net cash provided by operating activities was $40.4 million for the first six months of fiscal 2005, compared to $36.9 million for the same period of fiscal 2004.   During the first six months of fiscal 2005, we recorded net income of $3.8 million as compared to a net loss of $3.6 million in the same period of the prior year.    Non-cash adjustments were significantly higher in the first six months of fiscal 2005, including those related to:

•                  Our other-than-temporary equity investment impairment charge of $12.8 million;

•                  Acquisition related costs, which were higher by $3.5 million primarily as a result of higher in-process R&D charges by $1.5 million and higher acquisition related intangible amortization; and

•                  Depreciation, which was higher by $1.4 million as a result of capital expenditures over the past year to ramp manufacturing capacity.

Net sources of cash related to working capital related items decreased by $21.1 million in the first six months of 2005 as compared to the same period of fiscal 2004.  Working capital items consuming relatively more cash the first six months of fiscal 2005 included:

•                  An increase in inventories of $10.8 million as compared to a reduction of $7.8 million in the year ago period as we selectively grew our inventory levels to meet anticipated customer demand;

•                  Relatively higher increases in accounts receivable by $2.8 million as our revenues were higher during the first half of fiscal 2005 compared to 2004; and

•                  Relatively lower decreases in prepayments and other assets by $8.6 million, primarily as a result of the repayment of approximately $5.5 million related to a distributor financing arrangement in Q1 2004 which did not recur in 2005.

The above factors were partially offset by other working capital items that provided relatively more cash in the first six months of fiscal 2005, including:

•                  An increase in  deferred income on shipments to distributors during fiscal 2005 of $3.2 million compared to a decrease of $1.8 million in fiscal 2004 generated $5.1 million more cash as distributors added more inventory in 2005 compared to the same period in 2004;

•                  Relatively higher (by $2.0 million) increases in accrued compensation and related expenses in the current period in connection with the higher performance-related compensation from improved financial results; and

•                  An increase in accounts payable during fiscal 2005 compared to a decrease in fiscal 2004, generating $2.3 million more net cash, as business volumes were relatively higher in the current period.

Our investing activities provided $1.0 million of cash in the first six months of fiscal 2005 as compared to a use of cash of $8.8 million in the first six months of fiscal 2004.  In the first six months of fiscal 2005, our sales of short-term investments, net of purchases, were $48.0 million higher than in the comparable period of fiscal 2004.  In the first six months of fiscal 2005, our acquisition related expenditures were significantly higher as we paid $34.4 million in connection with the acquisition of ZettaCom.  Other than the ZettaCom transaction, technology acquisitions consumed $2.1 million in cash in the first half of 2005, down from $8.1 million in 2004.  Finally, capital expenditures in the first six months of fiscal 2005 were higher by $9.9 million as we purchased new equipment to increase our manufacturing capacity.

Our financing activities provided $0.6 million of cash in the first six months of fiscal 2005 as compared to $4.0 million in the comparable period of fiscal 2004.   Proceeds from issuances of common stock were essentially flat; however, payments on capital leases increased by $3.5 million in connection with early buyout options which were exercised in the period.

We anticipate capital expenditures of approximately $45-50 million during fiscal 2005, to be financed through cash generated from operations and existing cash and investments.   This estimate includes $27.0 million in capital expenditures during the first six months of fiscal 2005.  In addition, we announced in October 2004 that the Board of Directors has approved a stock repurchase program for the repurchase of up to $50 million of its Common Stock. Repurchases under the Company’s stock repurchase program may be made from time to time in the open market and in negotiated transactions, including block transactions or accelerated stock repurchase transactions, at times and at prices considered appropriate by the Company. The repurchase program is effective immediately and may be discontinued at any time.

We believe that existing cash and investment balances, together with cash flows from operations, will be sufficient to meet our working capital, capital expenditure, and common stock repurchase needs through remainder of fiscal 2005 and 2006. We may choose to investigate other financing alternatives; however, we cannot be certain that additional financing will be available on satisfactory terms.

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

We are dependent on a concentrated group of customers for a significant part of our revenues.    We are dependent on a limited number of original equipment manufacturers (OEMs) as our end-customers, and our future results depend significantly on the strategic relationships we have formed with them. If these relationships were to diminish, and if these customers were to develop their own solutions or adopt a competitor’s solution instead of buying our products, our results could be adversely affected. For example, any diminished relationship with Cisco or other key customers could adversely affect our results. While direct sales to Cisco are not significant, we estimate that when all channels of distribution are considered, Cisco represented approximately 20-25% of our total revenues for fiscal 2004.

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

Intellectual property claims could adversely affect our business and operations.    The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights, which have resulted in significant and often protracted and expensive litigation. We have been involved in patent litigation in the past, which adversely affected our operating results. Although we have obtained patent licenses from certain semiconductor manufacturers, we do not have licenses from a number of semiconductor manufacturers that have broad patent portfolios. Claims alleging infringement of intellectual property rights have been asserted against us and could be asserted against us in the future. These claims could result in our having to discontinue the use of certain processes; cease the manufacture, use and sale of infringing products; incur significant litigation costs and damages; and develop non-infringing technology.  Further, the inability to obtain a key license, or the failure to renew or renegotiate an existing license on favorable terms, could materially adversely affect our business.   As of September 26, 2004, we were in discussions to renegotiate one such existing license.

International operations add increased volatility to our operating results.    A substantial percentage of our revenues are derived from international sales, as summarized below:

(percentage of total revenues)	First 6 months of Fiscal 2005	Twelve months of Fiscal 2004	Twelve months of Fiscal 2003

Americas	32%	29%	37%
Asia Pacific	35%	39%	30%
Japan	15%	16%	14%
Europe	18%	16%	19%

Total	100%	100%	100%

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

Finally, in support of our international operations, a portion of our cash and investment portfolio resides offshore.  At September 26, 2004, we had cash and investments of approximately $49 million invested overseas in accounts belonging to various IDT foreign operating entities.  While these amounts are primarily invested in US dollars, a portion is held in foreign currencies, and all offshore balances are exposed to local political, banking, currency control and other risks.

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

In October 2004, the FASB delayed the effective date of the proposed standard to apply for fiscal years beginning after June 15, 2005.  Should this proposed statement be finalized, it will have a significant adverse impact on our consolidated statement of operations, as we will be required to expense the fair value of our stock options rather than disclosing their impact on our consolidated results of operations within our footnotes in accordance with the disclosure provisions of SFAS 123. This will result in lower reported earnings per share which could negatively impact our future stock price, our access to the capital markets, and the effectiveness of current outstanding stock options in retaining key personnel. In addition, should the proposal be finalized, this could impact our ability or future practice of utilizing broad-based employee stock plans to attract, reward, and retain employees, which could also adversely impact our operations.

Our business is subject to changing regulation of corporate governance and public disclosure that has increased both our costs and the risk of noncompliance. Because our common stock is publicly traded, we are subject to certain rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities, including the Public Company Accounting Oversight Board, the SEC and NASDAQ, have recently issued new requirements and regulations and continue developing additional regulations and requirements in response to recent corporate scandals and laws enacted by Congress, most notably the Sarbanes-Oxley Act of 2002. Our efforts to comply with these new regulations have resulted in, and are likely to continue resulting in, increased general and administrative expenses and diversion of management time and attention from revenue-generating activities to compliance activities.

In particular, our efforts to prepare to comply with Section 404 of the Sarbanes-Oxley Act and related regulations regarding our management’s required assessment of our internal control over financial reporting and our independent auditors’ attestation of that assessment has required, and continues to require, the commitment of significant financial and managerial resources.  Although management believes that ongoing efforts to improve our internal control over financial reporting will enable management to provide the required report, and our independent auditors to provide the required attestation, under Section 404 as of April 3, 2005, we can give no assurance that such efforts will be completed on a timely and successful basis to enable our management and independent auditors to provide the required report and attestation.

Moreover, because the new and modified laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our interest rate risk relates primarily to our investment portfolio, which consisted of $265.4 million in cash and cash equivalents and $334.4 million in short-term investments as of September 26, 2004.  By policy, we limit our exposure to longer-term investments, and a substantial majority of our investment portfolio has maturities of less than two years.  As a result of the relatively short duration of our portfolio, a hypothetical 10% change in interest rates would have an insignificant effect on our financial position, results of operations or cash flows.  We do not currently use derivative financial instruments in our investment portfolio.

By policy, we mitigate the credit risk to our investment portfolio through diversification and for, debt securities, adherence to high credit-rating standards.

At September 26, 2004, we had no outstanding debt.

We are exposed to foreign currency exchange rate risk as a result of international sales, assets and liabilities of foreign subsidiaries, local operating expenses of our foreign entities and capital purchases denominated in foreign currencies.  We use derivative financial instruments to help manage our foreign currency exchange exposures.  We do not enter in derivatives for trading purposes. We performed a sensitivity analysis for Q2 2005 and determined that a 10% change in the value of the U.S. dollar would have an insignificant near-term impact on our financial position, results of operations or cash flows.

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

At September 26, 2004, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level.  There have been no significant changes in our internal controls over financial reporting during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II    OTHER INFORMATION
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 16, 2004, we held our 2004 Annual Meeting of Stockholders. On the record date, 106,118,610 shares of our Common Stock were outstanding and entitled to be voted. Tabulated proxies at the meeting represented 101,874,427 shares, or 96% of the total eligible. Voting results are summarized below:

Proposal I:  Election of one director;

Name	Votes For	Withheld

John C. Bolger	97,770,338	4,104,089

Proposal II:   To approve the adoption of the 2004 Equity Plan.

Votes For	Against	Abstained

55,449,101	28,046,955	18,378,371

Proposal III:   To ratify the selection of PricewaterhouseCoopers LLP as the Company’s independent accountants for the fiscal year ended April 3, 2005.

Votes For	Against	Abstained

100,048,945	1,765,203	60,279

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)          The following exhibits are filed herewith:

Exhibit number	Description

10.25	2004 Equity Plan
31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, dated November 3, 2004.
31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, dated November 3, 2004.
32.1	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, dated November 3, 2004.
32.2	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, dated November 3, 2004.

(b)         Reports on Form 8-K:

Date Filed	Description

7/22/04

Financial Information for Integrated Device Technology, Inc. for the first quarter ended June 27, 2004, and forward looking statements relating to fiscal year 2005 as presented in a press release of July 22, 2004.

9/2/04	Financial Information for Integrated Device Technology, Inc. pertaining to the second quarter ending on September 26, 2004, as presented in a press release of September 2, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRATED DEVICE TECHNOLOGY, INC.

Date: November 3, 2004	/s/ GREGORY S. LANG
Gregory S. Lang
President and Chief Executive Officer (duly authorized officer)

Date: November 3, 2004	/s/ CLYDE R. HOSEIN
Clyde R. Hosein
Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)