Form 10-Q
period 2005-02-02
INTEGRATED DEVICE TECHNOLOGY INC
filed 2005-02-09
CIK 703361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 2, 2005

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

The number of outstanding shares of the registrant’s Common Stock, $.001 par value, as of January 30, 2005, was approximately 105,136,000.

PART I    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three months ended		Nine months ended
	Jan. 2, 2005	Dec. 28, 2003	Jan. 2, 2005	Dec. 28, 2003

Revenues	$95,658	$87,100	$293,636	$250,922
Cost of revenues	49,833	45,625	146,441	136,550
Restructuring and asset impairment	213	—	(1,581)	—

Gross profit	45,612	41,475	148,776	114,372

Operating expenses:

Research and development	26,365	23,607	77,815	74,689
Selling, general and administrative	18,291	17,888	55,479	54,533
Acquired in-process research and development	29	—	1,765	264

Total operating expenses	44,685	41,495	135,059	129,486

Operating income (loss)	927	(20)	13,717	(15,114)

Gain (loss) on equity investments	—	—	(12,831)	3,151
Interest expense	(13)	(69)	(86)	(279)
Interest income and other, net	3,657	2,787	8,986	10,153

Income (loss) before income taxes	4,571	2,698	9,786	(2,089)
Provision for (benefit from) income taxes	1,223	358	2,632	(827)

Net income (loss)	$3,348	$2,340	$7,154	$(1,262)

Basic net income (loss) per share	$0.03	$0.02	$0.07	$(0.01)
Diluted net income (loss) per share	$0.03	$0.02	$0.07	$(0.01)

Weighted average shares:
Basic	105,806	104,915	105,992	104,332
Diluted	107,444	108,360	108,544	104,332

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED; IN THOUSANDS)

	Jan. 2, 2005	Mar. 28, 2004
Assets
Current assets:
Cash and cash equivalents	$247,392	$223,360
Short-term investments	342,374	384,854
Accounts receivable, net	50,115	53,091
Inventories, net	44,425	32,745
Prepayments and other current assets	11,431	12,101

Total current assets	695,737	706,151

Property, plant and equipment, net	105,455	108,424
Goodwill and other intangibles, net	86,558	52,784
Other assets	9,170	38,194

Total assets	$896,920	$905,553

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$23,289	$20,190
Accrued compensation and related expenses	15,170	11,560
Deferred income on shipments to distributors	19,783	21,411
Income taxes payable	33,743	33,267
Other accrued liabilities	19,135	19,250

Total current liabilities	111,120	105,678

Long-term obligations	12,903	15,651

Total liabilities	124,023	121,329

Stockholders’ equity:
Common stock and additional paid-in capital	833,953	825,483
Deferred stock-based compensation	(127)	(1,140)
Treasury stock	(204,909)	(180,751)
Retained earnings	144,313	137,159
Accumulated other comprehensive income (loss)	(333)	3,473

Total stockholders’ equity	772,897	784,224

Total liabilities and stockholders’ equity	$896,920	$905,553

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED; IN THOUSANDS)

	Nine months ended
	Jan. 2, 2005	Dec. 28, 2003
Operating activities
Net income (loss)	$7,154	$(1,262)
Adjustments:
Depreciation	39,265	37,422
Amortization of intangible assets	4,838	1,564
Acquired in-process research and development	1,765	264
Merger-related stock-based compensation	438	1,079
Other-than-temporary impairment loss on equity investments	12,831	—
Non-cash restructuring and other	—	180
Changes in assets and liabilities:
Accounts receivable	3,154	(7,776)
Inventories	(11,045)	9,278
Prepayments and other assets	(579)	16,749
Accounts payable	2,664	(281)
Accrued compensation and related expenses	3,286	4,658
Deferred income on shipments to distributors	(1,861)	197
Income taxes payable	476	987
Other accrued liabilities	672	(264)

Net cash provided by operating activities	63,058	62,795

Investing activities
Purchases of property, plant and equipment	(36,170)	(22,660)
Cash paid for acquisition of ZettaCom, net of cash acquired	(34,375)	—
Purchases of marketable securities	(324,671)	(338,843)
Proceeds from sales and maturities of marketable securities	379,854	334,664
Purchases of technology and other investments, net	(3,000)	(8,078)

Net cash used for investing activities	(18,362)	(34,917)

Financing activities
Issuance of common stock	9,045	11,046
Repurchases of common stock	(24,158)	—
Payments on capital leases and other debt	(5,551)	(3,121)

Net cash provided by (used for) financing activities	(20,664)	7,925

Net increase in cash and cash equivalents	24,032	35,803
Cash and cash equivalents at beginning of period	223,360	144,400

Cash and cash equivalents at end of period	$247,392	$180,203

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Integrated Device Technology, Inc. (IDT or the Company) contain all adjustments which are, in the opinion of management, necessary to present fairly the interim financial information included therein.  Certain prior period balances have been reclassified to conform with the current period presentation. All references are to our fiscal quarters ended January 2, 2005 (Q3 2005), September 26, 2004 (Q2 2005), March 28, 2004 (Q4 2004) and December 28, 2003 (Q3 2004), unless otherwise indicated.  Q3 2005 was a fourteen week period, as occurs once every seven years to align our 364-day fiscal years with calendar year periods.  All other quarters presented include thirteen weeks.

These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended March 28, 2004.  The results of operations for the three and nine-month periods ended January 2, 2005 are not necessarily indicative of the results to be expected for the full year.

Note 2

Net Income (Loss) Per Share

Net income (loss) per share has been computed using weighted-average common shares outstanding in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share.”

	Three months ended		Nine months ended
(in thousands)	Jan. 2, 2005	Dec. 28, 2003	Jan. 2, 2005	Dec. 28, 2003

Weighted average common shares outstanding	105,806	104,915	105,992	104,332
Dilutive effect of employee stock options	1,638	3,445	2,552	—
Weighted average common shares outstanding, assuming dilution	107,444	108,360	108,544	104,332

Net loss per share for the nine-month period ended December 28, 2003 is based only on weighted average shares outstanding.  Stock options based equivalent shares for this period of 2.0 million were excluded from the calculation of diluted earnings per share, as their effect would be antidilutive in a net loss period.  Employee stock options to purchase 7.4 million, 3.0 million, and 6.2 million shares for the three-month periods ended January 2, 2005 and December 28, 2003 and the nine-month period ended January 2, 2005, respectively, were outstanding, but were excluded from the calculation of diluted earnings per share because the exercise price of the stock options was greater than the average share price of the common shares and therefore, the effect would be antidilutive.

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

	Three months ended		Nine months ended
(in thousands)	Jan. 2, 2005	Dec. 28, 2003	Jan. 2, 2005	Dec. 28, 2003

Reported net income (loss)	$3,348	$2,340	$7,154	$(1,262)
Add: Stock-based compensation included in reported net income (loss)	71	358	438	1,079
Deduct:Stock-based employee compensation expense determined under a fair-value based method for all awards	(9,947)	(11,712)	(29,487)	(36,862)
Pro forma net loss	$(6,528)	$(9,014)	$(21,895)	$(37,045)
Pro forma net loss per share:
Basic	$(0.06)	$(0.09)	$(0.21)	$(0.36)
Diluted	$(0.06)	$(0.09)	$(0.21)	$(0.36)
Reported net income (loss) per share:
Basic	$0.03	$0.02	$0.07	$(0.01)
Diluted	$0.03	$0.02	$0.07	$(0.01)

Note 4

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151 “Inventory Costs” (SFAS 151). This statement amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to costs of conversion be based upon the normal capacity of the production facilities.  The provisions of SFAS 151 are effective for inventory cost incurred in fiscal years beginning after June 15, 2005. As such, the Company is required to adopt these provisions at the beginning of fiscal 2007. The Company does not expect the adoption of SFAS 151 to have a material impact on its consolidated financial statements.

In December 2004, the FASB issued SFAS 123R, Share-Based Payments. Generally, the requirements of SFAS 123R are similar to those of SFAS 123. However, SFAS 123R requires companies to now recognize all share-based payments to employees, including grants of employee stock options, in their statements of operations based on the fair value of the payments. Pro forma disclosure will no longer be an alternative. We are required to adopt SFAS 123R beginning with the second quarter of our fiscal year 2006.

SFAS 123R permits public companies to adopt its requirements using one of two methods: (1) a “modified prospective” method under which compensation cost is recognized beginning with the effective date based on the requirements of SFAS 123R for all share-based payments granted after the effective date and based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that are unvested on the effective date; or (2) a “modified retrospective” method which includes the requirements of the modified prospective method and also permits companies to restate either all prior periods presented or prior interim periods of the year of adoption using the amounts previously calculated for pro forma disclosure under SFAS 123. We have not yet determined which method we will select for our adoption of SFAS 123R.

As permitted by SFAS 123, we currently account for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options through our statement of operations but rather disclose the effect in our financial statement footnotes. Accordingly, the adoption of SFAS 123R’s fair value method will have a significant impact on our reported results of operations. However, the impact of the adoption of SFAS 123R cannot be quantified at this time because it will depend on levels of share-based payments granted in the future, but had we applied the principles of SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123, as described in the disclosure of pro forma net income and earnings per share in Note 3 to these condensed consolidated financial statements.

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and, as of today, uncertainty remains as to how to interpret some provisions in the Act.  Although we plan to take advantage of the incentive, we are not yet in a position to decide to what extent we might repatriate foreign earnings that have not yet been remitted to the United States.  We expect to finalize our assessment by January 1, 2006.

Note 5

Cash Equivalents and Investments

Cash equivalents are highly liquid investments with original maturities of three months or less at the time of purchase.  All of the Company’s investments are classified as available-for-sale at January 2, 2005 and March 28, 2004.  Available-for-sale investments are classified as cash equivalents or short-term investments, as these investments generally consist of highly marketable securities that are intended to be available to meet current cash requirements.  Investment securities classified as available-for-sale are reported at market value, and net unrealized gains or losses are recorded in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, until realized.  Realized gains and losses on investments are computed based upon specific identification and are included in interest income and other, net.  Management evaluates investments on a regular basis to determine if an other-than-temporary impairment has occurred.

In Q1 2005, the Company recorded an impairment charge of $12.8 million related to our investment in NetLogic Microsystems.  On July 8, 2004, NetLogic completed an initial public offering at an initial offering price of $12 per share.  IDT was included in the offering as a selling shareholder. The IPO pricing, less related commissions, indicated the investment was worth less than its carrying value.  Based in part on the relative magnitude of the decline in value, the Company concluded that there was an other-than-temporary impairment on the investment at June 27, 2004 and accordingly, recorded an impairment charge to adjust the carrying value down to its estimated net realizable value.  During Q2 2005, the Company sold its investment at the previously written down value.  At March 28, 2004, this investment, which was accounted for on the cost basis, was classified in other assets at a value of $30.0 million.

Note 6

Inventories, Net

Inventories are summarized as follows:

(in thousands)	Jan. 2, 2005	Mar. 28, 2004

Raw materials	$4,775	$3,537
Work-in-process	26,150	20,984
Finished goods	13,500	8,224
Total inventories, net	$44,425	$32,745

Note 7

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

The total purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed based on management estimates, which considered independent appraisals, as follows:

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

Note 8

Asset Acquisitions

On April 22, 2004, the Company acquired a license to PCI-Express technology from Internet Machines Corporation (IMC) as well as certain other assets and liabilities, in a cash transaction, immaterial in value, that does not constitute a business combination.  As such, the Company allocated the amount paid to the assets and liabilities acquired based on their estimated fair values.  The principal identifiable intangible assets acquired were existing technology and workforce in-place.  The fair values assigned are based on estimates, assumptions, and other information compiled by management.

During the first quarter of 2005, the Company made a $1.1 million follow-on payment in connection with the Q2 2004 acquisition of technologies from IBM as a milestone was met.  In addition, during the third quarter of 2005, another milestone was met by IBM and as a result the Company accrued an additional $0.9 million.  The amounts of these payments were allocated consistent with the allocation of the initial purchase price. Per the agreement, the Company may pay an additional $2.0 million in the near future contingent upon IBM successfully achieving and IDT accepting one additional technology milestone.

Note 9

Goodwill and Other Intangible Assets

Goodwill is reviewed annually for impairment (or more frequently if indicators of impairment arise).   For purposes of this assessment, the Company uses two reporting units, (1) Communications and Timing Products and (2) SRAMs.  All Company goodwill relates to the Communications and Timing Products reporting unit.

Goodwill and identified intangible assets relate to the Company’s acquisitions of ZettaCom and IMC assets in Q1 2005, the technologies from IBM in Q2 2004, Solidum Systems (Solidum) in Q3 2003, and Newave Semiconductor Corp. (Newave) in Q1 2002.   Balances as of January 2, 2005 and March 28, 2004 are summarized as follows:

	Jan. 2, 2005
(in thousands)	Gross assets	Accumulated amortization	Net assets

Goodwill	$56,232	$—	$56,232

Identified intangible assets:
Existing technology	29,207	(4,791)	24,416
Trademark	2,240	(1,170)	1,070
Customer relationship	4,307	(1,151)	3,156
Non-compete agreement	3,067	(1,435)	1,632
Other	143	(91)	52
Subtotal, identified intangible assets	38,964	(8,638)	30,326
Total goodwill and identified intangible assets	$95,196	$(8,638)	$86,558

	Mar. 28, 2004
(in thousands)	Gross assets	Accumulated amortization	Net assets

Goodwill	$40,218	$—	$40,218

Identified intangible assets:
Existing technology	8,986	(1,570)	7,416
Trademark	2,240	(930)	1,310
Customer relationship	3,452	(403)	3,049
Non-compete agreements	1,625	(834)	791
Other	63	(63)	—
Subtotal, identified intangible assets	16,366	(3,800)	12,566
Total goodwill and identified intangible assets	$56,584	$(3,800)	$52,784

Amortization expense for identified intangibles is summarized below:

	Three months ended		Nine months ended
(in thousands)	Jan. 2, 2005	Dec. 28, 2003	Jan. 2, 2005	Dec. 28, 2003

Existing technology	1,268	400	3,221	923
Trademark	80	80	240	240
Customer relationship	354	173	748	231
Non-compete agreements	262	79	601	107
Other identified intangibles	12	30	28	63
Total	1,976	762	4,838	1,564

Based on the identified intangible assets recorded at January 2, 2005, the future amortization expense of identified intangibles for the next five fiscal years and thereafter is as follows (in thousands):

Year ending March,

Remainder of FY 2005	$1,633
2006	6,533
2007	6,336
2008	5,757
2009	3,989
Thereafter	6,078
Total	$30,326

Note 10

Comprehensive Income (Loss)

The components of comprehensive income (loss) were as follows:

	Three months ended		Nine months ended
(in thousands)	Jan. 2, 2005	Dec. 28, 2003	Jan. 2, 2005	Dec. 28, 2003

Net income (loss)	$3,348	$2,340	$7,154	$(1,262)
Currency translation adjustments	811	1,114	991	1,923
Change in unrealized gain (loss) on derivatives, net of taxes	—	—	—	(31)
Change in net unrealized gain (loss) on investments, net of taxes	(1,273)	(981)	(4,797)	(3,551)
Comprehensive income (loss)	$2,886	$2,473	$3,348	$(2,921)

The components of accumulated other comprehensive income (loss) were as follows:

(in thousands)	Jan. 2, 2005	Mar. 28, 2004

Cumulative translation adjustments	$1,773	$782
Unrealized gain (loss) on investments	(2,106)	2,691
Total accumulated other comprehensive income (loss)	$(333)	$3,473

Note 11

Share Repurchase Program

During Q3 2005, under a program authorized by the Board of Directors in October 2004, the Company repurchased 2.1 million shares of its common stock at an aggregate cost of $24.2 million.  Since the Company first began buying back its stock in fiscal 2001, the Company has repurchased 9.1 million shares at a cost of $204.9 million.  Repurchases are recorded as treasury stock and result in a reduction of stockholders’ equity.   As of January 2, 2005, there is $25.8 million available to purchase additional shares under the current repurchase authorization.   Repurchases under the Company’s stock repurchase program may be made from time to time in the open market and in negotiated transactions, including block transactions or accelerated stock repurchase transactions, at times and at prices considered appropriate by the Company. The repurchase program may be discontinued at any time.

Note 12

Gain on sale of previously impaired assets

During each of the three quarters of FY 2005, the Company recorded gains of $0.2 million, $1.6 million, and $0.1 million, respectively, from sales of land and equipment related to its closed Salinas facility, which had been impaired and reclassified to assets held for sale during Q3 2002.  As the impairment charge in fiscal 2002 was included in cost of goods sold , the gains on the sales of the related land and equipment are also included there in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

Note 13

Derivative Instruments

As a result of its significant international operations, sales and purchase transactions, the Company is subject to risks associated with fluctuating currency exchange rates. The Company may use derivative financial instruments to hedge these risks when instruments are available and cost effective in an attempt to minimize the impact of currency exchange rate movements on its operating results and on the cost of capital equipment purchases. The Company may enter into hedges of forecasted transactions when the underlying transaction is highly probable and reasonably certain to occur within the subsequent twelve months.  Examples of these exposures would include forecasted expenses of a foreign manufacturing plant, design center or sales office.  The Company may additionally enter into a derivative to hedge the foreign currency risk of a capital equipment purchase if the capital equipment purchase order is executed and designated as a firm commitment. The Company does not enter into derivative financial instruments for speculative or trading purposes. There were no hedges of forecasted transactions or firm commitments during Q3 2005 and Q3 2004 or the nine months then ended.

The Company also utilizes currency forward contracts to hedge currency exchange rate fluctuations related to certain short term foreign currency assets and liabilities. Gains and losses on these undesignated derivatives offset gains and losses on the assets and liabilities being hedged and the net amount is included in earnings. An immaterial amount of net gains and losses were included in earnings during Q3 2005 and Q3 2004 and the nine months then ended.

Besides foreign exchange rate exposure, the Company’s cash and investment portfolios are subject to risks associated with fluctuations in interest rates.  While the Company’s policies allow for the use of derivative financial instruments to hedge the fair values of such investments, the Company has yet to enter into this type of hedge.

Note 14

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

The tables below provide information about these segments for the three and nine month periods ended January 2, 2005 and December 28, 2003:

Revenues by segment

	Three months ended		Nine months ended
(in thousands)	Jan. 2, 2005	Dec. 28, 2003	Jan. 2, 2005	Dec. 28, 2003

Communications and Timing Products	$81,207	$73,052	$246,075	$213,095
SRAMs	14,451	14,048	47,561	37,827
Total consolidated revenues	$95,658	$87,100	$293,636	$250,922

Income (Loss) by segment

	Three months ended		Nine months ended
(in thousands)	Jan. 2, 2005	Dec. 28, 2003	Jan. 2, 2005	Dec. 28, 2003

Communications and Timing Products	$10,527	$11,018	$34,919	$16,502
SRAMs	(6,673)	(9,422)	(13,120)	(26,303)
Restructuring and asset impairment	(311)	(227)	806	(1,560)
Amortization of intangible assets	(1,976)	(762)	(4,838)	(1,564)
Amortization of deferred stock-based compensation	(71)	(358)	(438)	(1,079)
Facility closure costs and other	(33)	(269)	(272)	(846)
Acquired in-process research and development	(29)	—	(1,765)	(264)
Acquisition related costs	(507)	—	(1,575)	—
Gain (loss) on equity investments	—	—	(12,831)	3,151
Interest income and other	3,657	2,787	8,986	10,153
Interest expense	(13)	(69)	(86)	(279)
Income (loss) before income taxes	$4,571	$2,698	$9,786	$(2,089)

Note 15

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

The Company maintains a reserve for obligations it incurs under its product warranty program. The standard warranty period offered is one year, though in certain instances the warranty period may be extended, mostly to two years.  Management estimates the fair value of its warranty liability based on actual past warranty claims experience, its policies regarding customer warranty returns and other estimates about the timing and disposition of product returned under the program.  The related reserve was $1.1 million and $0.5 million, as of January 2, 2005 and March 28, 2004, respectively.

Note 16

Subsequent Event

On January 5, 2005, the Company completed a transaction for the purchase of a new Silicon Valley headquarters.  The purchase price was approximately $29 million. Concurrently with the closing, the Company entered into a lease agreement with the former owners of the facility to lease back to them portions of the facility until June 30, 2005.

On January 26, 2005, the Company announced a restructuring program designed to reduce manufacturing and operating costs in order to improve profitability. These measures included the consolidation of the Company’s Northern California operations, including Salinas operations, into its new San Jose-based corporate headquarters, enabling an estimated $4 million annual operating-cost savings. In addition, IDT is centralizing and otherwise streamlining a number of manufacturing support, sales, IT and R&D positions. Overall, including reductions affected in Q3 2005 in our Hillsboro fabrication facility, the combined reduction in force will result in the elimination of approximately 240 positions in North America, with over 50 percent implemented already, while the balance will be transitioned over the next few quarters. The Company projects one-time costs of between $16 - $18 million associated with this consolidation and restructuring, which will be implemented over the next twelve months.  Once the restructuring is fully implemented, the Company expects to have eliminated as much as $20 - $25 million in total annual spending on current activities and programs.  The Company expects to reinvest portions of these estimated savings to fund key new programs and initiatives, particularly in research and development.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All references are to our fiscal quarters ended January 2, 2005 (Q3 2005), September 26, 2004 (Q2 2005), March 28, 2004 (Q4 2004) and December 28, 2003 (Q3 2004), unless otherwise indicated.  Quarterly financial results may not be indicative of the financial results of future periods.   Q3 2005 included 14 weeks while each of the other quarters presented included 13 weeks.

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

Forward-looking statements, which are generally identified by words such as “anticipates,” “expects,” “plans,” and similar terms, include statements related to revenues and gross profit, manufacturing activities and expenses, research and development activities, selling, general, and administrative expenses, intangible expenses, interest income and other, taxes, capital spending and financing transactions, as well as statements regarding successful development and market acceptance of new products, industry and overall economic conditions and demand, and capacity utilization.

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

In addition, we record liabilities related to income tax contingencies.  Determining these liabilities requires us to make significant estimates and judgments as to whether, and to what extent, additional taxes will be due based on potential tax audit issues in the U.S. and other tax jurisdictions throughout the world.   Our estimates are based on the outcomes of our previous audits, as well as the precedents set in cases in which others have taken similar tax positions to those taken by the Company.   We are currently under an IRS audit for the fiscal years 2000 – 2004.  If we later determine that our exposure is lower or that the liability is not sufficient to cover our revised expectations, we adjust the liability and affect a related change in our tax provision during the period in which we make such determination.

Inventories.  Inventories are recorded at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market value.  We record reserves for obsolete and excess inventory based on our forecasts of demand over specific future time horizons. We also record reserves to value our inventory at the lower of cost or market value, which rely on forecasts of average selling prices (ASPs) in future periods.  Actual market conditions, demand, and pricing levels in the volatile semiconductor markets that we serve may vary from our forecasts, potentially impacting our inventory reserves and resulting in material impacts on our gross margin.

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

RESULTS OF OPERATIONS

Revenues (Q3 2005 compared to Q3 2004).  Our revenues for Q3 2005 were $95.7 million, an increase of $8.6 million or 9.8% compared to the corresponding quarter of the previous year.  The increase related to our average selling price per unit (ASP) for our products, which increased by approximately 13% when compared to Q3 2004, primarily as a result of a higher concentration of higher ASP units sold and, to some extent, price increases in our SRAM product segment.   Overall, units sold were down slightly, from 54.5 million units in Q3 2004 to 53.1 million units in Q3 2005.

Revenues for our Communications and Timing Products segment (which includes network search engines (NSEs), FIFOs, multiports, and flow control management devices; communications applications-specific standard products (ASSPs); and high-performance logic and timing products) increased by $8.2 million or 11.2%, while revenues for our SRAM segment increased by $0.4 million or 3.0% as compared to Q3 2004.   Units sold in the Communications and Timing Products segment were up 2.8%, while units sold were down by 26.7% in the SRAM segment as compared to Q3 2004.  Overall ASPs in each of our two product segments increased, as we generally experienced a more favorable mix shift to higher performance and/or higher density products within our product divisions, as well as realizing the effects of higher market price levels within our SRAM segment.

When compared to the same quarter one year ago:

•                  Revenues in the Americas increased at the highest year-over-year rate, rising 20.1%;

•                  Revenues in Europe also showed strong growth in Q3 2005, growing 14.2%;

•                  Revenues in Japan increased by 9.3% in Q3 2005; and

•                  Revenues within the APAC region also increased by 1.2%.

As a percentage of worldwide revenues, the Americas grew by 2.7%, representing 31.7% of the total in Q3 2005, while the APAC region correspondingly declined from 41.2% of the total to 38.0% in Q3 2005.  In part, these shifts in geographic share may reflect changes in either mix of product sold, or the supply chain decisions being made by certain of our key customers.

Revenues (Q3 2005 compared to Q2 2005).   Our revenues for Q3 2005 were sequentially lower by $1.0 million or 1.0%, despite units sold increasing by 6.2%.  We experienced mixed results across our product lines and markets served, with the greatest strength in sales of timing products such as DIMM components and PC clocks going into computing applications.  On the other hand, sales of SRAM products and certain communications products serving the enterprise networking and wireless infrastructure equipment markets remained weak, which we attribute to excess inventory conditions at some of our key customers.

Revenues for our Communications and Timing Products segment increased sequentially by $1.9 million or 2.4%, driven by a 9.7% increase in units sold, primarily related to strength in timing products noted above.  ASPs, however, were down by 6.3%, primarily due to the mix of products sold.  Revenues from the SRAM segment decreased sequentially by $2.9 million or 16.7%, as both units (down 11.8%) and ASPs (down 5.7%) declined.

During Q3 2005, we experienced a geographical shift in our business back to more closely align with the business over the past few years.  The APAC region rebounded significantly during Q3 2005, as revenue increased by 14.6% sequentially and the region represented 38.0% of total revenue (up from 32.8% in Q2 2005).  Most of this geographic shift also relates to strength in sales of timing products in Q3 2005.

Revenues (first nine months of fiscal 2005 compared to first nine months of fiscal 2004).   Our revenues year-to-date for fiscal 2005 were $293.6 million compared with $250.9 million for the first nine months of fiscal 2004, an increase of $42.7 million, or 17.0%.

Within our Communications and Timing Products segment, revenues increased by $33.0 million or 15.5%, primarily related to increases in ASPs which were higher mostly due to product mix.  Unit sales were essentially flat.  Within our SRAM segment, revenues increased by $9.7 million or 25.7% as ASPs were up significantly as a result of price increases realized during fiscal 2005.   Unit sales were down 11.9%.

Revenues (recent trends and outlook).  During the third fiscal quarter of 2005, we continued to experience weak demand conditions in certain customer areas such as enterprise and wireless infrastructure, where we believe some customers are still trying to realign their inventory levels with current demand in the marketplace.  While overall bookings levels improved somewhat during Q3 2005, pricing weakened, particularly for SRAM products. Considering the difficulty in projecting when customers will complete their inventory adjustments and the possibility of further near-term SRAM pricing declines, we currently expect Q4 2005 revenues to fall within a range from slightly below to slightly above the Q3 2005 level.

Gross profit (Q3 2005 compared to Q3 2004).  Gross profit for Q3 2005 was $45.6 million, an increase of $4.1 million compared to $41.5 million recorded in Q3 2004.  Our gross profit margin percentage for Q3 2005 was 47.7% compared to 47.6% for Q3 2004.   Improvements in gross margin came primarily from:

•                  The incremental gross margin associated with higher revenues;

•                  The improved pricing environment for SRAM products;

•                  Cost benefits associated with transitioning a higher proportion (62%, compared with 43% in Q3 2004) of our internal wafer production to 0.18 micron and finer-geometry wafers;

•                  Increased allocations of manufacturing costs to R&D activities (by $0.9 million) associated with the increased cost of production of our Hillsboro wafer fabrication facility; and

These factors were partially offset by lower utilization of our manufacturing infrastructure, particularly in our Hillsboro wafer fabrication facility as wafers started into production were reduced by more than 40% and wafers completed were down 12% to 20.4 thousand wafers in Q3 2005 from 23.2 thousand wafers in Q3 2004.

Finally, gross margins did not benefit by selling inventory previously reserved as excess in Q3 2005 versus a $0.6 million benefit in Q3 2004.

Gross profit (Q3 2005 compared to Q2 2005). Gross profit for Q3 2005 was down sequentially by $4.4 million, from $50.0 million in Q2 2005 to $45.6 million in Q3 2005. Our gross profit margin percentage also decreased from 51.7% in Q2 2005 to 47.7% in Q3 2005.   The decrease in gross margin is due primarily to:

•                  Lower utilization of our manufacturing infrastructure, particularly in our Hillsboro wafer fabrication facility as wafers started into production were reduced by more than 45% and wafers completed were down 25% to 20.4 thousand in Q3 2005 from 27.1 thousand wafers in Q2 2005;

•                  A $1.6 million gain on the sale of land and equipment related to our Salinas facility in Q2 2005 versus a $0.1 million related gain in Q3 2005; and

•                  Weaker SRAM pricing, as described above.

These factors were partially offset by increased allocations of manufacturing costs to development activities (by $0.6 million) associated with the increased cost of production of our Hillsboro wafer fabrication facility.

Gross Profit (first nine months of 2005 compared to the first nine months of 2004). Gross profit for the first nine months of 2005 increased to $148.8 million from $114.4 million in the first nine months of 2004.  Similarly, gross profit margin increased to 50.7% for the first nine months of 2005 versus 45.6% for the first nine months of 2004.  The increase in gross profit in the first nine months of 2005 was primarily attributable to the significant increase in revenues discussed above, improved manufacturing utilization in the first-half of the year, a higher proportion of our wafers at 0.18 micron and finer geometries, increased SRAM pricing, and lower pricing related inventory reserve requirements.   In the first nine months of 2004, gross profit benefited from the sale of approximately $2.5 million of previously reserved inventory.  In contrast, there was no related benefit in the first nine months of 2005.

Considering the weak business conditions that we experienced in Q3 2005, and the continued uncertainty in the near-term outlook, we are maintaining lower production levels in Q4 2005 to better align our inventory position with the current level of demand.  The resulting lower levels of manufacturing spending are expected to be offset by poorer utilization of our production facilities, and by anticipated pricing declines (particularly for SRAM products).  As a result, we currently anticipate that gross profit margin percentage in Q4 2005 could be similar to Q3 2005’s percentage, depending on revenue levels in Q4 2005.

Research and development (Q3 2005 compared to Q3 2004).    For Q3 2005, research and development (R&D) expenses were $26.4 million, a $2.8 million or 11.7% increase from Q3 2004.  Labor related spending was higher by $1.3 million, primarily due to increased headcount and retention costs in connection with the ZettaCom acquisition in FY 2005 and performance-tied personnel costs in connection with the improved financial results.  Allocations of manufacturing spending to development activities increased by $0.9 million, reflecting a higher proportional usage of manufacturing infrastructure by R&D.  In addition, product development services increased as a result of additional consulting and technology licenses purchased in the period, and higher software maintenance and photomask expenses.

R&D (Q3 2005 compared to Q2 2005).  R&D expenses increased by $0.9 million in Q3 2005 from $25.4 million in Q2 2005.  The sequential increase is primarily attributable to higher proportional allocations of manufacturing costs to development activities by $0.6 million, reflecting lower levels of production in Q3 2005.   In addition, consistent with the year-over-year comparison above, maintenance contract expenses and photomask expenses increased during Q3 2005.

R&D (first nine months of 2005 compared to the first nine months of 2004).  For the first nine months of fiscal 2005, R&D spending increased by $3.1 million compared to the same period in fiscal 2004, mostly due to higher labor-related spending and higher manufacturing allocations as noted above in the quarterly comparison of Q3 2005 to Q3 2004.

We currently expect that R&D spending in Q4 2005 will increase slightly in comparison to Q3 2005.

Selling, general and administrative (Q3 2005 compared to Q3 2004).   For Q3 2005, selling, general, and administrative (SG&A) expenses were $18.3 million, a $0.4 million or 2.3% increase from Q3 2004.  The increase related to higher labor related costs of $0.7 million, along with higher spending on outside services including consulting and auditing services to comply with Section 404 of the Sarbanes Oxley Act, and increased sales rep. commissions, as a larger portion of business has moved to rep. coverage.  Partially offsetting the above amounts, equipment depreciation expenses and insurance costs were lower.

SG&A (Q3 2005 compared to Q2 2005).  SG&A expenses increased by $0.5 million in Q3 2005 from $17.8 million in Q2 2005.  The increase is primarily attributable to higher spending on outside services and sales rep. commissions, as described above and a reduction in bad debt reserve requirements in Q2 2005 that did not recur in Q3 2005. These amounts were partially offset by lower labor-related spending.

SG&A (first nine months of 2005 compared to the first nine months of 2004).  For the first nine months of fiscal 2005, SG&A spending increased by $0.9 million compared to the same period in fiscal 2004.  The increase is primarily related to higher performance-tied personnel costs in fiscal 2005; increased spending on outsides services, such as the consulting and auditing services as mentioned above, and increased sales-related expenses, including rep. commissions.  These amounts were partially offset by lower equipment depreciation costs and bad debt reserve requirements.

We currently expect that SG&A spending in Q4 2005 will increase slightly in comparison to Q3 2005.

Acquired in-process research and development.    During Q1 2005, in connection with our acquisition of ZettaCom, we recorded a $1.7 million charge for acquired in-process research and development (IPR&D).  The allocation of the purchase price to IPR&D was determined by identifying technologies that had not attained technological feasibility and that did not have future alternative uses.   In addition, during Q3 2005, the Company recorded an additional IPR&D charge related to a follow-on payment made in connection with the acquisition of certain technologies from IBM in FY 2004.

Gain (loss) on equity investments.    During Q1 2005, we recorded an impairment charge of $12.8 million related to our investment in NetLogic Microsystems (NetLogic).   Shortly after the end of Q1 2005, NetLogic completed its initial public offering (IPO) at an offering price of $12 per share.  We were included as a selling stockholder in connection with the offering. The IPO pricing, less related commissions, implied that the investment was worth less than its carrying value.  Based on the relative magnitude of the decline in value, we concluded that there was an other-than-temporary impairment of the investment at June 27, 2004. Accordingly,  we recorded an impairment charge to adjust the carrying value down to its estimated net realizable value.  During Q2 2005, we completed the sale of our investment and realized essentially the same proceeds utilized to calculate the initial impairment charge. During Q2 2004, the Company sold its remaining shares of PMC Sierra (PMC).  In connection with the sale, the Company recorded a net gain of $3.2 million.

Interest income and other, net.    In Q3 2005, interest income and other, net, was $3.7 million, an increase of $0.9 million compared to Q3 2004.  The increase was primarily attributable to higher interest rates in the Q3 2005 quarter.

Provision/Benefit for income taxes.   In Q3 2005, we recorded a tax provision of $1.2 million to cover projected current worldwide income tax expense as compared to $0.4 million for Q3 2004.   The increase reflects the improved financial results in the current fiscal year.  The tax provision recorded does not reflect any projected change in net deferred taxes, as we continue to maintain the position that we cannot conclude that it is more likely than not that we will be able to utilize our deferred tax assets in the foreseeable future.

Liquidity and Capital Resources

Our cash and marketable securities were $589.8 million at January 2, 2005, a decrease of $18.4 million compared to March 28, 2004. There was no debt outstanding as of January 2, 2005.

Net cash provided by operating activities was $63.1 million for the first nine months of fiscal 2005, compared to $62.8 million for the same period of fiscal 2004.   During the first nine months of fiscal 2005, we recorded net income of $7.2 million as compared to a net loss of $1.3 million in the same period of the prior year.  Non-cash adjustments were significantly higher in the first nine months of fiscal 2005, including those related to:

•                  Our other-than-temporary equity investment impairment charge of $12.8 million;

•                  Acquisition-related costs, which were higher by $4.8 million primarily as a result of higher in-process R&D charges (by $1.5 million) and higher acquisition related intangible amortization (by $3.3 million) as a result of the ZettaCom acquisition; and

•                  Depreciation, which was higher by $1.8 million as a result of capital expenditures over the past year.

Net sources of cash related to working capital related items decreased by $26.8 million in the first nine months of 2005 as compared to the same period of fiscal 2004.  Working capital items consuming relatively more cash during the first nine months of fiscal 2005 included:

•                  An increase in inventories of $11.0 million as compared to a reduction of $9.3 million in the year-ago period. We grew inventory levels early in fiscal 2005 in anticipation of increased demand which did not materialized as compared to the previous year when we were purposely lowering our inventory levels;

•                  A swing in prepayments and other assets of $17.3 million, primarily as a result of $10.4 million of proceeds from the sales of building and equipment from our closed Salinas facility, and the receipt of approximately $5.5 million related to a distributor financing arrangement, occurring during 2004 which did not recur in 2005;

•                  A decrease in deferred income on shipments to distributors of $1.9 million as compared to an increase of $0.2 million in the year-ago period as distributors added more inventory in 2005 compared to the same period in 2004;

•                  A relatively lower (by $1.4 million) increase in accrued compensation and related expenses in the current period.

The above factors were partially offset by other working capital items that provided relatively more cash in the first nine months of fiscal 2005, including:

•                  A decrease in accounts receivable during fiscal 2005 of $3.2 million compared to an increase of $7.8 million in fiscal 2004 combined for a swing of approximately $10.9 million;

•                  An increase in accounts payable during fiscal 2005 compared to a decrease in fiscal 2004, generating $2.9 million more net cash, as business volumes were relatively higher in the current period.

Our investing activities used $18.4 million of cash in the first nine months of fiscal 2005 as compared to a use of cash of $34.9 million in the first nine months of fiscal 2004.  In the first nine months of fiscal 2005, our sales of short-term investments, net of purchases, were $59.4 million higher than in the comparable period of fiscal 2004.  In the first nine months of fiscal 2005, our acquisition related expenditures were significantly higher as we paid $34.4 million in connection with the acquisition of ZettaCom.  Other than the ZettaCom transaction, technology acquisitions consumed $3.0 million in cash in the first nine months of 2005, down from $8.1 million in 2004.  Finally, capital expenditures in the first nine months of fiscal 2005 were higher by $13.5 million as we purchased new equipment primarily to increase our manufacturing capacity early in FY 2005.

Our financing activities used $20.7 million of cash in the first nine months of fiscal 2005 as compared to $7.9 million of cash provided in the comparable period of fiscal 2004.   Repurchases of common stock used $24.2 million in FY 2005 under the program approved by the board in early Q3 2005.  Payments on capital leases increased by $2.4 million during FY 2005 in `connection with early buyout options which were exercised in the period to payoff the remaining debt.  Proceeds from issuances of common stock were lower in the current period by $2.0 million.

We currently anticipate capital expenditures of approximately $70-75 million during fiscal 2005, to be financed through cash generated from operations and existing cash and investments.   This estimate includes $36.2 million in capital expenditures during the first nine months of fiscal 2005, and approximately $29 million paid in early Q4 2005 related to the purchase of a new corporate campus facility.  In addition, we have approximately $25 million remaining under the BOD’s authorization foradditional repurchases of common stock and may utilize all or a portion of the remaining authorization during the fourth fiscal quarter.. Considering these expenditures, we anticipate that our total cash and investments will decline during Q4 2005.

We believe that existing cash and investment balances, together with cash flows from operations, will be sufficient to meet our working capital and capital expenditure needs, and common stock repurchase plans through the remainder of fiscal 2005 and 2006. We may choose to investigate other financing alternatives; however, we cannot be certain that additional financing will be available on satisfactory terms.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151 “Inventory Costs” (SFAS 151). This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to costs of conversion be based upon the normal capacity of the production facilities.  The provisions of SFAS 151 are effective for inventory cost incurred in fiscal years beginning after June 15, 2005. As such, the Company is required to adopt these provisions at the beginning of fiscal 2007. The Company does not expect the adoption of SFAS 151 to have a material impact on its consolidated financial statements.

In December 2004, the FASB issued SFAS 123R, Share-Based Payments. Generally, the requirements of SFAS 123R are similar to those of SFAS 123. However, SFAS 123R requires companies to now recognize all share-based payments to employees, including grants of employee stock options, in their statements of operations based on the fair value of the payments. Pro forma disclosure will no longer be an alternative. We are required to adopt SFAS 123R beginning with the second quarter of our fiscal year 2006.

SFAS 123R permits public companies to adopt its requirements using one of two methods: (1) a “modified prospective” method under which compensation cost is recognized beginning with the effective date based on the requirements of SFAS 123R for all share-based payments granted after the effective date and based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that are unvested on the effective date; or (2) a “modified retrospective” method which includes the requirements of the modified prospective method and also permits companies to restate either all prior periods presented or prior interim periods of the year of adoption using the amounts previously calculated for pro forma disclosure under SFAS 123. We have not yet determined which method we will select for our adoption of SFAS 123R.

As permitted by SFAS 123, we currently account for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options through our statement of operations but rather, disclose the effect in our financial statement footnotes. Accordingly, the adoption of SFAS 123R’s fair value method will have a significant impact on our reported results of operations. However, the impact of the adoption of SFAS 123R cannot be quantified at this time because it will depend on levels of share-based payments granted in the future, but had we applied the principles of SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123, as described in the disclosure of pro forma net income and earnings per share in Note 3 to these condensed consolidated financial statements.

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and, as of today, uncertainty remains as to how to interpret some provisions in the Act.  Although we plan to take advantage of the incentive, we are not yet in a position to decide to what extent we might repatriate foreign earnings that have not yet been remitted to the United States.  We expect to finalize our assessment by January 1, 2006.

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

We are dependent on a concentrated group of customers for a significant part of our revenues.    We are dependent on a limited number of original equipment manufacturers (OEMs) as our end-customers, and our future results depend significantly on the strategic relationships we have formed with them. If these relationships were to diminish, and if these customers were to develop their own solutions or adopt a competitor’s solution instead of buying our products, our results could be adversely affected. For example, any diminished relationship with Cisco or other key customers could adversely affect our results. While direct sales to Cisco are not significant, we estimate that when all channels of distribution are considered, Cisco represented approximately 20-25% of our total revenues for fiscal 2004 as well as during the three and nine months ended Q3 2005.

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

Intellectual property claims could adversely affect our business and operations.    The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights, which have resulted in significant and often protracted and expensive litigation. We have been involved in patent litigation in the past, which adversely affected our operating results. Although we have obtained patent licenses from certain semiconductor manufacturers, we do not have licenses from a number of semiconductor manufacturers that have broad patent portfolios. Claims alleging infringement of intellectual property rights have been asserted against us and could be asserted against us in the future. These claims could result in our having to discontinue the use of certain processes; cease the manufacture, use and sale of infringing products; incur significant litigation costs and damages; and develop non-infringing technology.  Further, the inability to obtain a key license, or the failure to renew or renegotiate an existing license on favorable terms, could materially adversely affect our business.   As of January 2, 2005, we were in discussions to renegotiate one such existing license.

International operations add increased volatility to our operating results.    A substantial percentage of our revenues are derived from international sales, as summarized below:

(percentage of total revenues)	First nine months of Fiscal 2005	Twelve months of Fiscal 2004	Twelve months of Fiscal 2003

Americas	32%	29%	37%
Asia Pacific	36%	39%	30%
Japan	15%	16%	14%
Europe	17%	16%	19%

Total	100%	100%	100%

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

Finally, in support of our international operations, a portion of our cash and investment portfolio resides offshore.  At January 2, 2005, we had cash and investments of approximately $49 million invested overseas in accounts belonging to various IDT foreign operating entities.  While these amounts are primarily invested in US dollars, a portion is held in foreign currencies, and all offshore balances are exposed to local political, banking, currency control and other risks.

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

We are dependent on key personnel.   Our performance is substantially dependent on the performance of our executive officers and key employees. The loss of the services of certain of our executive officers, technical personnel or other key employees could adversely affect our business. In addition, our future success depends on our ability to successfully compete with other technology firms in attracting and retaining key technical and management personnel. If we are unable to identify and hire highly qualified technical and managerial personnel, our business could be harmed.

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

In particular, our efforts to prepare to comply with Section 404 of the Sarbanes-Oxley Act and related regulations regarding our management’s required assessment of our internal control over financial reporting and our independent auditors’ attestation of that assessment has required, and continues to require, the commitment of significant financial and managerial resources.  Although management currently believes that ongoing efforts to improve our internal control over financial reporting will enable management to provide the required report, and our independent auditors to provide the required attestation, under Section 404 as of April 3, 2005, we can give no assurance that such efforts will be completed on a timely and successful basis to enable our management and independent auditors to provide the required report and attestation.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our interest rate risk relates primarily to our investment portfolio, which consisted of $247.4 million in cash and cash equivalents and $342.4 million in short-term investments as of January 2, 2005.  By policy, we limit our exposure to longer-term investments, and a substantial majority of our investment portfolio has maturities of less than two years.  Although a hypothetical 10% change in interest rates could have a material effect on the value of our portfolio at a given time, we normally hold these investments until maturity, which then results in no realized impact on results of operations or cash flows.  We do not currently use derivative financial instruments in our investment portfolio.

By policy, we mitigate the credit risk to our investment portfolio through diversification and for, debt securities, adherence to high credit-rating standards.

At January 2, 2005, we had no outstanding debt.

We are exposed to foreign currency exchange rate risk as a result of international sales, assets and liabilities of foreign subsidiaries, local operating expenses of our foreign entities and capital purchases denominated in foreign currencies.  We may use derivative financial instruments to help manage our foreign currency exchange exposures.  We do not enter into derivatives for speculative or trading purposes. We performed a sensitivity analysis as of January 2, 2005 and determined that, without hedging the exposure, a 10% change in the value of the U.S. dollar could have a material near-term impact on our financial results of operations. We estimate that a 10% change would result in an approximately 1 point impact on gross profit margin percentage, as we operate manufacturing facilities in Malaysia and the Philippines, and a ½ point impact to operating expenses (as a percentage of revenue) as we operate sales offices in Japan and throughout Europe and design centers in China, Canada, and Australia.

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

At January 2, 2005, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level.  There have been no significant changes in our internal controls over financial reporting during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II    OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EUITY SECURITIES

The following table sets forth information with respect to repurchases of our common stock during the third quarter of fiscal 2005:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Approximate total dollar value of shares that may yet be purchased under the program (1)
September 27, 2004 – October 24, 2004	—	—	—	—
October 25, 2004 – November 21, 2004	1,922,000	$11.75	1,922,000	$27,400,000
November 22, 2004 – January 2, 2005	135,000	$11.67	135,000	$25,800,000
Total	2,057,000	$11.74	2,057,000

(1) In October 2004, our board of directors authorized a program to repurchase up to $50,000,000 of the Company’s common stock.  The program may be discontinued at any time.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)   The following exhibits are filed herewith:

Exhibit number	Description

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, dated February 9, 2005.
31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, dated February 9, 2005.
32.1	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, dated February 9, 2005.
32.2	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, dated February 9, 2005.

(b)   Reports on Form 8-K:

Date Filed	Description

10/21/04

Financial Information for Integrated Device Technology, Inc. for the second quarter ended September 26, 2004, and forward looking statements relating to fiscal year 2005 as presented in a press release of October 21, 2004.

12/21/04	Announcement of entry into an agreement to purchase a new Silicon Valley headquarters.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRATED DEVICE TECHNOLOGY, INC.

Date: February 9, 2005	/s/ GREGORY S. LANG
Gregory S. Lang
President and Chief Executive Officer
(duly authorized officer)

Date: February 9, 2005	/s/ CLYDE R. HOSEIN
Clyde R. Hosein
Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)