Form 10-K
period 2005-04-03
INTEGRATED DEVICE TECHNOLOGY INC
filed 2005-06-14
CIK 703361

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Check One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the fiscal year ended April 3, 2005

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

Common Stock, $.001 par value

Preferred Stock Purchase Rights

(Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)    Yes  ☒    No  ☐

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant was approximately $1,152,431.000 as of May 29, 2005, based upon the closing sale price of $12.49 per share on the NASDAQ National Market for that date. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were approximately 106,564,000 shares of the Registrant’s Common Stock issued and outstanding as of May 29, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13, and 14 of Part III incorporate information by reference from the Proxy Statement for the 2005 Annual Meeting of Stockholders.

PART I

This Annual Report on Form 10-K, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events and the future results of Integrated Device Technology, Inc. and are based on current expectations, estimates, forecasts and projections about the industry in which we operate and the beliefs and assumptions of our management. Words such as ‘expects,’ ‘anticipates,’ ‘targets,’ ‘goals,’ ‘projects,’ ‘intends,’ ‘plans,’ ‘believes,’ ‘seeks,’ ‘estimates,’ variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Report under the section entitled “Factors Affecting Future Results” under Part II, Item 7 and elsewhere, and in other reports we file with the Securities and Exchange Commission (SEC), specifically the most recent reports on Form 10-Q, each as it may be amended from time to time.

We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

ITEM 1.	BUSINESS

We design, develop, manufacture and market a broad range of high-performance semiconductor solutions for the advanced communications and computing industries. Within communications, target markets include: core, metro, access, enterprise, small office/home office (SOHO), data center and wireless, and the Company’s computing devices are designed specifically for PC and server applications.

We provide vital semiconductor solutions to accelerate innovation so our customers can create and capitalize on higher value networks. We do this by developing detailed systems-level knowledge, and applying our expertise in timing, logic, memory and switching to develop solutions to compelling technology problems.

We market our products on a worldwide basis primarily to original equipment manufacturers (OEMs) through a variety of channels, including a direct sales force, distributors, electronic manufacturing suppliers (EMSs) and independent sales representatives.

We seek to differentiate from competitors’ offerings through the following capabilities:

•	we’ve been aggressively investing in the system level knowledge and whole product solution elements to allow us to solve difficult problems and enable our customers to rapidly deploy new technology;

•	we’ve applied our diverse skills, know-how and technology to help customers achieve maximum benefit from evolving standards relevant in the market;

•	we continue to demonstrate the dependability and reliability of a broad-based, high-volume vendor with a long term view.

We fabricate the majority of our current semiconductor wafers using advanced complementary metal oxide silicon (CMOS) process technology in our own fabrication facility in Oregon. We complement our internal manufacturing with the use of foundry resources primarily for processes we do not plan to support in our own fab. Historically, we assembled or packaged the majority of our products in manufacturing facilities that we own in Penang, Malaysia and Manila, the Philippines, where we also conduct product test operations. Shortly after the end of fiscal 2005, we announced the closure of our assembly and test facility in Manila. The test and finish work currently performed at the Manila facility will be transferred to our assembly and test facility in Penang, Malaysia at or around June 2005. Certain assembly functions will be transferred to third party sub-contractors, planned for the end of September 2005. These actions are a result of our continued focus on improving profitability.

In fiscal 2005, we formed the IDT serial-switching division, built in part by the acquisition of ZettaCom, Inc. (ZettaCom) a privately held, fabless network communications IC Company and its proprietary switch-fabric and traffic-manager solutions. We also completed a technology licensing agreement with Internet Machines Corporation (IMC) that resulted in the non-exclusive purchase of its PCI Express™ technology and the integration of a team of design engineers who are also now part of our serial-switching division. These acquisitions enabled us to accelerate our entry into the standards-based serial-switching market and strengthen our focus on PCI Express and Advanced Switching Interconnect (ASI).

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

IDT was incorporated in California in 1980 and reincorporated in Delaware in 1987. The terms “the Company,” “IDT,” “our,” “us” and “we” refer to Integrated Device Technology, Inc. and its consolidated subsidiaries.

PRODUCTS AND MARKETS

We provide a broad portfolio of advanced integrated circuits (ICs), including ICs focused on accelerating innovation in next-generation network equipment and computing applications. IDT serves equipment vendors by applying its advanced hardware, integrated software and memory technologies to create flexible, highly integrated products that enhance the functionality and processing of network services. We offer approximately 1,300 devices in more than 15,000 product configurations.

IDT products serve the following market areas:

Core networks

•	Core routers

•	Wide area network (WAN) switches

Metro networks

•	Multi-service switching platforms

•	Edge routers

•	Carrier-class media gateways

Access networks

•	Aggregation and IP service equipment

•	Digital subscriber line access multiplexers

•	Cable modem termination systems

•	Media gateways

•	Central office switches

•	Digital loop carriers and next-generation digital loop carriers

•	Digital cross-connects

•	Add-drop multiplexers

Enterprise networks

•	Ethernet workgroup switches

•	Ethernet Enterprise backbone switches

•	Enterprise WAN access equipment

•	Load balancers and content switches

•	Virtual private networks (VPNs) and firewalls

•	Intrusion detection systems (IDS) and intrusion prevention systems (IPS)

•	Wireless access points (WAPs)

•	Private branch exchanges (PBXes) and IP-PBXes

•	Multi-service switches

Small office/Home office

•	Routers

•	Wireless access points

•	IDS and IPS

•	Phones

•	PCs

•	Gateways

Data center networks

•	Monolithic (high-end) and modular (mid-range) disk arrays

•	Network-attached storage

•	Storage area network (SAN) switches—core

•	SAN switches—edge

Wireless networks

•	Base transceiver stations

•	Base station controllers

•	Mobil switching centers

•	Handsets

Computing

•	Servers

•	DIMM modules

•	Personal computers

We operate in two business segments:

•	Communications and Timing Products

•	SRAMs

During fiscal 2005, the Communications and Timing Products and SRAMs segments accounted for approximately 84% and 16%, respectively, of total IDT revenues of $390.6 million. In fiscal 2004 and 2003, these segments accounted for 85% and 15%, respectively, of total IDT revenues of $345.4 million and $343.9 million, respectively.

Communications and Timing Products Segment

This segment includes network search engines, switching solutions, integrated communications processors, flow-control management devices, FIFOs, multi-ports, telecommunications products, timing solutions, PC clocks, DIMM support products, and digital logic products.

Network Search Engines (NSEs):    We offer a family of NSEs based on the integration of ternary content addressable memory (TCAM) and high-performance logic. IDT NSEs support network processing units and ASICs or FPGAs, and enable intelligent application management in next-generation networking equipment. We are the first to offer the industry’s highest-performance NSE operating up to 250 MHz, and are the first vendor to introduce an NSE with an integrated LA-1 interface. Our NSE portfolio includes a family of custom devices, as well as families of NSEs with high-performance interfaces for ASICs, and glue-less interfaces to leading network processors, to accelerate packet classification and forwarding in core, metro and access networks.

Switching Solutions:    We have been aggressively driving products and ecosystem development for our standards-based switching thrust, featuring PCI Express and Advanced Switching Interconnect . In February 2005, we announced our PRECISE™ family of PCI Express solutions consisting of bridging and switching products aimed at high-performance server and storage applications. We offer customers a complete integrated hardware/software development kit that includes evaluation boards, software drivers and a graphical user interface that enables complete system configuration and optimization. In addition to PCI Express bridging and switching solutions, we offer a family of switch-fabric and traffic-manager solutions that incorporate standard interfaces such as SPI-4.2 and CSIX, which lead to improved efficiencies for network equipment manufacturers and their customers. The high integration of these switch fabric and traffic managers allows for dramatically increased port densities and reduced power requirements, providing key operational benefits to service providers.

Integrated Communications Processors:    Our Interprise™ family of integrated communications processors offers a range of processors and development tools. In addition, we partner with industry-leading software and hardware vendors to deliver system platforms to communications customers. The devices are based on the MIPS® instruction set architecture and target high-growth communications market segments such as ethernet switches, enterprise gateways, and wireless LANs, as well as emerging edge and access market areas, including fiber-to-the-home and WAPs. Our Interprise™ processors provide a unique combination of flexibility, performance and appropriate integration levels that enable customers to get to market quickly with cost-effective, flexible systems.

Flow-Control Management Devices (FCM):    As a leading provider of innovative products, we continued to evolve our distinctive competencies in integrating advanced memory and logic architectures to create a new category of value-added semiconductor solutions called flow-control management devices. FCM products provide access and/or queuing for data streams between subsystems and explicitly assist with additional functions, such as policing, shaping, scheduling, or directing the data. FCM devices have extensive impact in communications subsystem designs and also provide benefits in medical, video and data acquisition applications. The devices replace traditional methods of managing the flow of data within a system—previously accomplished with multiple ASICs, FPGAs and external SRAM, DRAM or FIFOs. Our FCM portfolio consists of devices that execute packet exchanging, queuing and multiplexing functions.

First-in/first-out memories (FIFOs):    We develop products and technologies to help designers solve inter-chip communications problems such as rate matching, data buffering, bus matching and data priority managing. We provide a large product portfolio with more than 350 synchronous, asynchronous and bi-directional FIFO offerings that address complex issues associated with high-performance networking applications, such as terabit routers, multi-service switching platforms, host bus adaptors and wireless base stations.

Multi-ports:    The multi-port product portfolio consists of asynchronous and synchronous dual-ports, four-ports and bank-switchable dual-ports, and is targeted at leading-edge communications and networking markets.

Telecommunications Products:    We offer a broad telecommunications semiconductor portfolio, including products for access and transport, TDM switching and voice processing. The IDT SuperJET™ family of J1/E1/T1 transceivers includes the industry’s first monolithic octal density device, to address next-generation universal line-card designs in communications applications. In addition, we provide best-in-class products for multiplexing, system synchronization, the widest selection of time slot interchange switches and the industry’s highest density voice CODEC. Our telecom products are used in a variety of communications applications, including multi-service aggregators and provisioning platforms, wireless base stations, enterprise routers and media gateways that are critical to enabling and accelerating the convergence of voice and data networks.

Timing Solutions:    We are a leading provider of timing solutions, offering a broad range of silicon timing devices that focus on clock generation and distribution. We are uniquely positioned to offer differentiated solution elements, such as a programmable platform, precision technology, advanced I/O, and stratum-compliant synchronization. We offer an extensive portfolio of timing devices, including devices for clock generation, programmable skew, zero delay, and non-PLL based clock fan out devices that are targeted at applications within communications, storage, digital consumer and industrial markets.

PC Clocks:    We developed a leading portfolio of PC clock devices for next-generation desktop, notebook, and server platforms. Leveraging our expertise in communications timing technology, we developed the industry’s first four PLL-based PC clock devices. Our initial devices were targeted at desktop PC platforms and offer complete and independent control of key clock circuits within the system, including CPU, SATA (Serial ATA) and USB interfaces, resulting in increased flexibility and system performance. Our CV115C PC clock is the first on the market to offer independent clocking for PCI Express, making it an appropriate fit for next-generation desktop PC platforms.

DIMM Support Products:    We are a leading provider of timing and logic solutions and have leveraged these core competencies to develop a full array of products for the DIMM market. In fiscal 2005, we announced our support for fully-buffered dual-inline memory modules, with the addition of our new advanced memory buffer device. We were also the first company to introduce a complete chip set of JEDEC-compliant DDR2 DIMM logic components. Our DIMM Support products address the memory needs of growing market areas such as servers, workstations, and communication devices.

Digital Logic Products:    We develop fast CMOS TTL-compatible, low-voltage CMOS, advanced low-voltage CMOS, and complex logic devices, including the industry’s broadest range of high-performance, 3.3-volt CMOS logic products. These products are developed for network switches and routers, wireless base stations, storage networks and servers.

SRAMs Segment

With over two decades of SRAM experience, we produce a broad line of high-speed, industry-standard SRAMs that are used in communications markets. We offer a wide range of products from 16-Kbit to 18-Mbit densities in both synchronous and asynchronous architectures. We invented the zero bus turnaround™ technology, which has become the communications SRAM standard, and co-developed the quad data rate™ architecture.

Sales Channels

We use a variety of sales channels, including a direct sales force, distributors, EMSs, and independent sales representatives. A significant percentage of our sales, including sales to Cisco and other large OEM customers, are through EMSs and distributors. One distributor, Avnet, represented approximately 10%, 11%, and 13% of our revenues for fiscal 2005, 2004 and 2003, respectively. One EMS, Celestica, represented approximately 11%, 14% and 15% of our revenues in fiscal 2005, 2004 and 2003.

We employ a direct sales force that operates out of field sales offices located in the United States and abroad. We also utilize three primary distributors, Avnet, Arrow Electronics and Insight Electronics, for sales in the United States. A significant percentage of our export sales are also made through global and regional distributors and EMSs in Europe, Asia Pacific and Japan.

During fiscal 2005, 2004 and 2003, sales outside of the Americas represented approximately 68%, 71% and 63%, respectively, of our total revenues.

Customers

We market our products on a worldwide basis primarily to OEMs in our two business segments. Many of our end-customer OEMs have outsourced their manufacturing to a concentrated group of global EMSs who then buy product directly from us on behalf of the OEM. EMSs have achieved greater autonomy in the design win, product qualification and product purchasing decisions, especially for commodity products. Furthermore, these EMSs have generally been centralizing their global procurement processes. This has had the effect of concentrating a significant percentage of our revenue with a small number of companies. Products in the Communications and Timing Products segment are targeted primarily to communications customers. Although products in the SRAMs segment are general purpose in nature, we also supply the majority of our products in this segment to our communications customers. Customers often purchase products from more than one of our product families. We are dependent on a limited number of OEMs as our end-customers, and our future results depend significantly on the strategic relationships we have formed with them. No direct OEM customer accounted for 10% or more of our revenues in fiscal 2005, 2004 or 2003. However, when sales through all channels are considered, we estimate that end-customer sales to Cisco represented between 20-25% of our revenues in fiscal 2005, 2004 and 2003.

Manufacturing

In fiscal 2005, we manufactured products representing more than 90% of our revenue at our Hillsboro, Oregon wafer fabrication facility. This facility produces 200mm (8-inch) wafers from 0.6-micron down to 0.12-micron process technologies. We also use multiple wafer foundries for the balance of our production. We expect future production at wafer foundries to increase as a percentage of our total manufacturing.

We currently operate two component assembly and test facilities, a 145,000 square-foot facility in Penang, Malaysia and a 176,000 square-foot facility near Manila, the Philippines. Substantially all of our test operations and a majority of our assembly operations are performed at these two facilities. We also use subcontractors, principally in the Philippines and Korea, to perform certain assembly operations. In addition, we have limited test capabilities in Santa Clara and Salinas.

Shortly after the end of fiscal 2005, the Company announced its plans to consolidate its assembly and test operations and outsource a portion of its assembly operations. Under the plan, the Company will close its assembly and test facility in Manila, the Philippines.

Backlog

Our backlog (which we define as all confirmed, unshipped orders) as of April 3, 2005 was approximately $62.1 million, compared to $67.8 million as of March 28, 2004. We offer products with limited or no second sources, as well as industry-standard products. Sales are generally made pursuant to purchase orders, which are frequently revised by customers as their requirements change. We have also entered into master purchase agreements, which do not require minimum purchase quantities, with many of our OEM and EMS customers. We schedule product deliveries on receipt of purchase orders under the related customer agreements. Generally, these purchase orders and customer agreements, especially those for standard products, also allow customers to reschedule delivery dates and cancel purchase orders without significant penalties. In general, orders, especially for industry standard products, are often made with very short lead times and may be canceled, rescheduled, repriced or otherwise revised prior to shipment. In addition, distributor orders are subject to price adjustments both before and after shipment. Finally, orders placed by distributors or by consignment customers may reflect those customers’ intent to adjust their inventory levels, rather than providing an indication of near-term revenue opportunities. Approximately 52% of our revenues currently occur through distribution and consignment arrangements and with few exceptions we recognize revenues not upon shipment to fulfill their orders but upon their selling through the product to the ultimate end customer. For all these reasons, we do not believe that our order backlog is a reliable indicator of future revenues.

Research and Development

Our research and development efforts emphasize the development of proprietary and enhanced-performance products, and advanced CMOS processes. We believe that a continued high level of investment in research and development is necessary to maintain our competitive position. We operate research and development centers in Santa Clara and Salinas, California; Hillsboro, Oregon; Atlanta, Georgia; Warren, New Jersey. Ottawa, Canada; Shanghai, China and Sydney, Australia. Research and development expenses, as a percentage of revenues, were approximately 27%, 29% and 38% in fiscal 2005, 2004 and 2003, respectively.

Our product development activities are focused on the design of integrated circuits that provide new features and enhanced performance primarily for communications and computing applications. Additionally, we are developing advanced manufacturing process technologies, including 0.12-micron semiconductor fabrication techniques. These process technologies are designed to enable cost and performance advantages and to support higher production volumes of integrated circuits and the continued growth of our communications and computing products.

Competition

Intensely competitive, the semiconductor industry is characterized by rapid technological advances, cyclical market patterns, price erosion, evolving industry standards, occasional shortages of materials, intellectual property disputes, high capital equipment costs and uncertain availability of and control over manufacturing capacity. Many of our competitors have substantially greater technical, marketing, manufacturing or financial resources than we do. In addition, several foreign competitors receive financial assistance from their governments, which could give them a competitive advantage. We compete in different product areas, to varying degrees, on the basis of technical innovation and product performance, as well as product quality, availability and price. Products in the SRAM segment can generally be characterized as commodity-type items and tend to be most price-sensitive.

Our competitive strategy is to differentiate our products through innovative configurations, proprietary features, high performance, and breadth of offerings. Price competition, introductions of new products by our competitors, delays in our own product introductions or other competitive factors could have a material adverse effect on our business and results of operations in the future.

Our communications and timing products compete with similar products offered by such companies as Cypress Semiconductor (Cypress), PMC-Sierra (PMC), Toshiba, NEC, Texas Instruments, Pericom Semiconductor, Infineon Technologies, NetLogic, Legerity, Agere Systems, Zarlink Semiconductor, Exar, Intel, Motorola, Integrated Circuit Systems, PLX Technology (PLX), and Maxim Integrated Products.

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

In recent years, there has been a growing trend of companies resorting to litigation to protect their semiconductor technology from unauthorized use by others. In the past, we have been involved in patent litigation which adversely affected our operating results. Although we have obtained patent licenses from certain semiconductor manufacturers, we do not have licenses from a number of semiconductor manufacturers with broad patent portfolios. Our success will depend on our ability to obtain necessary intellectual property rights and protect our intellectual property rights. While we have filed patent applications, we cannot be certain that these applications will issue into patents or that we will be able to obtain the necessary intellectual property rights. Further, we cannot be certain that once granted other parties will not contest our intellectual property rights.

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

Employees

As of April 3, 2005, we employed approximately 2,955 people worldwide, including approximately 900 in Malaysia and approximately 750 in the Philippines. Our future success depends in part on our ability to attract and retain qualified personnel, particularly engineers, who are often in great demand. We have implemented policies enabling our employees to share in our success, including stock option, stock purchase and profit sharing programs, and bonus plans for key contributors. We have never had a work stoppage. None of our employees is currently represented by a collective bargaining agreement, and we consider our employee relations to be good.

Available Information

We electronically file our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 with the SEC. The public may read or copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov. You may obtain a free copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports with the SEC on our website on the World Wide Web at http://www.idt.com, by contacting the Investor Relations Department at our corporate offices by calling (408) 654-6420 or by sending an e-mail message to ir@idt.com.

ITEM 2.	PROPERTIES

We own and operate a wafer fabrication facility in Hillsboro, Oregon (245,000 square feet). We own assembly and test plants in Malaysia (145,000 square feet) and the Philippines (176,000 square feet). The Malaysian plant is subject to ground leases and we have an interest in, but do not own all of the land we occupy in the Philippines. For more information on our production facilities, please refer to Item 1, “Manufacturing,” in this Report.

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

Our corporate headquarters, and various administrative, engineering and support functions are located in Santa Clara, California. We lease and occupy approximately 250,000 square feet of space at our Santa Clara campus. We also lease various facilities throughout the world for research and development and sales and marketing functions, including design centers in the United States, Australia, Canada, and China.

During fiscal 2005, we purchased a new corporate campus in San Jose, California (263,000 square feet). In fiscal 2006, we will consolidate our current Santa Clara and Salinas facilities into the new San Jose facility.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers, and their respective ages as of April 3, 2005, are as follows:

Name	Age	Position
Gregory S. Lang	41	President and Chief Executive Officer
Phil Bourekas	41	Vice President, Worldwide Marketing
Thomas Brenner	42	Vice President, Flow Control Management Division
Julian Hawkins	39	Vice President, Worldwide Sales
Clyde Hosein	45	Vice President, Chief Financial Officer
Mike Hunter	53	Vice President, Worldwide Manufacturing
Daryn Lau	40	Vice President, Serial Switching Division
Jimmy Lee	52	Vice President, Timing Solutions and Telecom Divisions
Chuen-Der Lien	49	Vice President, Chief Technical Officer, Circuit and Process Design
Michael Miller	48	Vice President, Chief Technology Officer, Systems Technology
Scott Sarnikowski	43	Vice President and Co-General Manager, IP Co-Processors Division
Christopher P. Schott	54	Vice President and Co-General Manager, IP Co-Processors and SRAM Divisions

Mr. Lang joined the Company as President in October 2001 and became Chief Executive Officer in January 2003. From September 1996 to October 2001, Mr. Lang was vice president and general manager of the Platform Networking Group at Intel Corporation. Mr. Lang previously held various other management positions during his 15-year tenure at Intel.

Mr. Bourekas has been with the Company since 1988. Mr. Bourekas was appointed to his current position in July 2004. Mr. Bourekas was the Vice President of the Internetworking Products Division from February 2000 until July 2004. Mr. Bourekas was the Vice President of Strategic Marketing from August 1999 until February 2000. Prior to August 1999, Mr. Bourekas held various engineering, strategic marketing and management positions at IDT.

Mr. Brenner joined IDT in October 2002 as Vice President of Worldwide Marketing and became Vice President, Flow Control Management Division in November 2003. Prior to joining IDT, Mr. Brenner spent five years at LSI Logic and was the vice president and general manager of the networking ASIC division.

Mr. Hawkins joined IDT in July 2004. Mr. Hawkins has held several senior management positions for companies in the networking and semiconductor industries. Mr. Hawkins joined IDT from Infineon Technologies, Inc., where he spent three years as vice president of sales for North America. In addition, prior industry experience included eight years at Samsung Semiconductor Inc., where Mr. Hawkins held various management positions, including vice president of marketing for memory and flat panel LCD sales in the Americas.

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

Mr. Lau joined IDT in May 2004 as Vice President of the Serial Switching Division through the acquisition of ZettaCom by IDT. Prior to IDT, Mr. Lau was the co-Founder, President & CEO of ZettaCom from October 1999 to May 2004. Subsequent to year-end, Mr. Lau left the Company.

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

Corporate Governance

The Board of Directors (the “Board”) is the ultimate decision-making body of the Company except with respect to those matters reserved for decision by the stockholders. The Board is responsible for selection of the executive management team, providing oversight responsibility and direction to management, and evaluating the performance of management on behalf of the stockholders. Responsibility for day-to-day management of operations is delegated to the executive management team.

The Board is composed of a majority of independent directors. Currently, five out of six directors are independent, as defined by the standards set by the SEC and the NASDAQ National Market®. Greg Lang, the president and CEO, is the only director employed by the Company.

All directors who are members of chartered Board committees are independent directors. The Company’s chartered Board committees currently include audit, compensation, governance and nominating committees. All committees operate under charters approved by the Board. These charters are available on the Company’s website at www.idt.com. The Board of Directors appoints the members and chairs of the committees.

The Audit Committee oversees the integrity of the Company’s consolidated financial statements and assessment of internal controls; the Company’s compliance with legal and regulatory requirements; the independent registered public accounting firm’s qualifications and independence; and the performance of the Company’s internal audit function and independent registered public accounting firm. The Audit Committee nominates and retains the Company’s independent registered public accounting firm to examine the Company’s accounts, reviews the independence of the independent registered public accounting firm as a factor in making these determinations and pre-approves audit and non-audit services performed by the independent registered public accounting firm. The Audit Committee meets at least once per quarter, and regularly meets with the independent registered public accounting firm without management present, and provides them with access to the Audit Committee at any time. All members of the Audit Committee are financially literate, as such qualification is interpreted by the Company’s Board in its business judgment. In addition, all members of the Audit Committee are financial experts as defined by the rules of the SEC and the NASDAQ National Market.

The Compensation Committee meets at least annually to discuss the design and evaluation of the compensation plans, policies and programs of the Company, especially those regarding executive compensation, determining the compensation of the chief executive officer and other executive officers of the Company and overseeing the production of an annual report on executive compensation for inclusion in the Company’s proxy materials in accordance with applicable rules and regulations. The Compensation Committee shall work with management to ensure that the Company’s compensation programs are designed to encourage high performance, promote accountability and align employee interests with the interests of the Company’s stockholders. The Compensation Committee reviews and approves incentive, bonus or similar plans of the Company based upon the recommendations submitted by the Chairman and Chief Executive Officer. The Compensation Committee reviews and approves the Company’s stock option and other stock incentive award programs.

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

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

(a)    Our Common Stock is traded on the NASDAQ National Market under the symbol IDTI. The following table shows the high and low closing sales prices for our Common Stock as reported by the NASDAQ National Market for the fiscal periods indicated:

	High	Low
Fiscal 2005
First Quarter	$16.74	$12.15
Second Quarter	13.84	9.35
Third Quarter	12.93	9.23
Fourth Quarter	13.16	9.90

Fiscal 2004
First Quarter	$12.25	$7.94
Second Quarter	15.73	10.37
Third Quarter	19.27	12.42
Fourth Quarter	20.96	13.35

As of May 29, 2005, there were approximately 815 record holders of our Common Stock. A substantial majority of our shares are held by brokers and other institutions on behalf of individual stockholders. We have never paid cash dividends on our Common Stock. We currently plan to retain any future earnings for use in our business and do not anticipate paying cash dividends in the foreseeable future.

(b)    None.

(c)    None.

ITEM 6.	SELECTED FINANCIAL DATA

The data set forth below are qualified in their entirety by reference to, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes thereto included in this Annual Report on Form 10-K.

Statements of Operations Data

(in thousands, except per share data)	Fiscal Year Ended
	April 3, 2005 (1)	March 28, 2004 (2)	March 30, 2003 (3)	March 31, 2002 (4)	April 1, 2001
Revenues	$390,640	$345,443	$343,878	$379,817	$991,789
Restructuring, asset impairment and other	1,380	—	115,370	24,742	—
Research and development expenses	103,729	98,535	129,108	129,146	128,749
Gains (losses) on equity investments, net	(12,831)	3,151	(6,557)	36,160	86,994
Net income (loss)	13,333	6,396	(277,896)	(46,192)	415,203
Basic net income (loss) per share	$0.13	$0.06	$(2.68)	$(0.44)	$3.99
Diluted net income (loss) per share	0.12	0.06	(2.68)	(0.44)	3.76
Shares used in computing net income (loss) per share:
Basic	105,825	104,607	103,520	104,560	104,042
Diluted	108,204	108,526	103,520	104,560	110,287

Balance Sheets and Other Data

(in thousands, except employee data)	April 3, 2005	March 28, 2004	March 30, 2003	March 31, 2002	April 1, 2001
Cash, cash equivalents and investments (5)	$581,233	$608,214	$552,722	$668,904	$821,092
Total assets	902,140	905,553	881,312	1,225,819	1,460,912
Other long-term obligations	15,599	15,651	23,775	51,221	66,529
Stockholders’ equity	$787,116	$784,224	$758,692	$1,054,709	$1,139,897
Number of employees	2,955	3,150	3,090	3,690	4,970

(1)	Includes restructuring charges of $6.9 million of which $3.2 million, $1.4 million, and $2.3 million were classified as cost of revenues, R&D and SG&A respectively. The Company also recorded a $0.7 million impairment of existing technology related to Newave. In addition, the Company recorded credits to asset impairment related to the sale of land and equipment from its Salinas facility of $2.5 million.
(2)	Includes restructuring charges of $1.5 million of which $0.5 million and $1.0 million were classified as R&D and SG&A respectively.
(3)	Includes restructuring and asset impairment charges of $127.2 million of which $115.4 million, $9.4 million and $2.4 million were classified as cost of revenues, R&D and SG&A respectively. The Company also recorded a valuation allowance against 100% of its net deferred tax assets in 2003.
(4)	Includes restructuring and asset impairment charges of $26.0 million of which $24.7 million, $0.6 million and $0.7 million were classified as cost of revenues, R&D and SG&A respectively.
(5)	Cash, cash equivalents and investments exclude equity investments.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Forward-looking statements, which are generally identified by words such as “anticipates,” “expects,” “plans,” and similar terms, include statements related to revenues and gross profit, restructuring and asset impairment charges, research and development activities, selling, general, and administrative expenses, intangible expenses, interest income and other, taxes, capital spending and financing transactions, as well as statements regarding successful development and market acceptance of new products, industry and overall economic conditions and demand, and capacity utilization.

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

We believe that the following accounting policies are “critical” as defined by the Securities and Exchange Commission, in that they are both highly important to the portrayal of our financial condition and results, and require significant management judgment and assumptions about matters that are inherently uncertain. We also have other important policies, including those related to revenue recognition and concentration of credit risk. However, these policies do not meet the definition of critical accounting policies because they do not generally require us to make estimates or judgments that are significant, difficult or subjective. These policies are discussed in the Notes to the Consolidated Financial Statements.

Income Taxes.    We account for income taxes under an asset and liability approach that requires the expected future tax consequences of temporary differences between book and tax bases of assets and liabilities be recognized as deferred tax assets and liabilities. Generally accepted accounting principles require us to evaluate the realizability of our net deferred tax assets on an ongoing basis. A valuation allowance is recorded to reduce the net deferred tax assets to an amount that will more likely than not be realized. Accordingly, we consider various tax planning strategies, forecasts of future taxable income and our most recent operating results in assessing the need for a valuation allowance. In the consideration of the realizability of net deferred tax assets, recent results must be given substantially more weight than any projections of future profitability. In the fourth quarter of fiscal 2003, we determined that, under applicable accounting principles, it was more likely than not that we would not realize any value for any of our net deferred tax assets. Accordingly, we established a valuation allowance equal to 100% of the amount of these assets. Our assumptions regarding the ultimate realization of these assets remained unchanged in fiscal 2005 and 2004 and accordingly, we continue to maintain a valuation allowance equal to 100% of the amount of these assets.

In addition, we record liabilities related to income tax contingencies. Determining these liabilities requires us to make significant estimates and judgments of whether, and the extent to which, additional taxes will be due based on potential tax audit issues in the U.S. and other tax jurisdictions throughout the world. Our estimates are based on the outcomes of previous audits as well as the precedents set in tax cases which include similar tax positions to those taken by the Company. If we later determine that our exposure is lower or that the liability is not sufficient to cover our revised expectations, we will adjust the liability and affect a related change in our tax provision during the period in which we make such determination.

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

Valuation of Long-Lived Assets and Goodwill.    We own and operate our own manufacturing facilities, as described in Part I of this Annual Report, and have also acquired certain businesses and product portfolios in recent years. As a result we have significant property, plant and equipment, goodwill and other intangible assets. We evaluate these items for impairment on an annual basis, or sooner, if events or changes in circumstances indicate that carrying values may not be recoverable. Triggering events for impairment reviews may include adverse industry or economic trends, restructuring actions, lowered projections of profitability, or a sustained decline in our market capitalization. Evaluations of possible impairment and, if applicable, adjustments to carrying values, require us to estimate, among other factors, future cash flows, useful lives and fair market values of our reporting units and assets. Actual results may vary from our expectations. We recorded asset impairment charges of $0.7 million, $0 and $121.4 million in fiscal 2005, 2004 and 2003, respectively.

In connection with our adoption of SFAS No. 142, “Goodwill and Other Intangible Assets” (FAS 142), we completed a transitional goodwill impairment review as of the beginning of fiscal 2003 and annual impairment reviews during the fourth quarters of fiscal 2005, 2004, and 2003. These reviews found no impairment. Under our accounting policy we will continue to perform an annual review in the fourth quarter of each future fiscal year, or more often if indicators of impairment exist. Our annual reviews consider estimates of the fair value of our reporting units and may include analyses of projected discounted cash flows using our estimates of future revenues and expenses over a multi-year horizon. As of April 3, 2005, our assets included $55.5 million in goodwill related to the acquisitions of ZettaCom, Newave and Solidum.

Overview

Fiscal 2005 represented our second consecutive year in which we recorded growth in revenues, operating income, and net income. These improvements are primarily due to a recovery in the economy, the market segments we serve, demand for our products including higher sales for relatively new products such as our network search engines, and our focus on managing costs and expenses. Quarterly revenues were reasonably consistent over the course of the year, with no quarter’s result more than a few percentage points above or below the four-quarter average.

Late in the fiscal year, we took further measures to reduce costs and improve profitability. In the fourth fiscal quarter, we announced the consolidation of our Northern California operations from multiple locations into a single new site in San Jose, and the centralization and streamlining of a number of manufacturing support, sales, IT, and R&D positions. Shortly after the end of the fiscal year, we announced that we would also be closing our product assembly and test operations in Manila, the Philippines, and transferring the functions that had been performed there to either our similar facility in Penang, Malaysia, or to outside subcontractors. We expect to lower our run-rate expenses by approximately $5-6 million per quarter as the cumulative result of the above actions, once they are fully implemented late in fiscal 2006.

In part, we expect these cost reduction efforts to fund continued high levels of investment in key new product areas such as network search engines, serial switching products, and timing solutions for the communications and computing markets. At the same time, once these actions are implemented, they should position the company to achieve significant operating profits even at current revenue levels.

Results of Operations

Revenues (fiscal 2005 compared to fiscal 2004).    Our revenues for fiscal 2005 were $390.6 million, an increase of $45.2 million or 13.1% compared to the previous year. Overall average selling prices (ASPs) per unit for our products increased by 15.8% during fiscal 2005 as a result of favorable changes in the mix of product sold and better pricing for SRAM products during a portion of the year. This increase was partially offset by a decrease in overall units sold from 215.1 million units in fiscal 2004 to 210.3 million units in fiscal 2005 which we believe is attributable to efforts by our customers to realign their inventory levels after the pace of market recovery last year was more modest than many originally expected.

Revenues for our Communications and Timing segment (which includes NSEs, switching solutions, FIFOs, multiports, and flow control management devices; communications applications-specific standard products (ASSPs); and high-performance logic and timing products) increased by $36.4 million or 12.4%. Revenues for our SRAMs segment increased by $8.8 million or 16.6%. Units sold increased in our Communications and Timing segment by 1.9 million units while units sold in our SRAM segment decreased by 6.7 million units. As a result of favorable shifts in product mix, ASPs increased for the year in both of our segments.

During fiscal 2005, we experienced growth in each of the regions throughout the world with the Americas leading the increase, up 24.9%. Revenues in Europe, Asia Pacific (APAC), and Japan also increased by 15.8%, 7.5%, and 2.6%, respectively, in fiscal 2005 as compared to one year ago. As a percentage of our worldwide revenues, the APAC region represented the largest percentage at 37.2% due primarily to the concentration of EMSs in the region which assemble our end customer platforms.

Revenues (recent trends and outlook).    After very favorable pricing trends early in fiscal 2005, ASP trends returned to the typical of quarterly price declines for our industry in the second half of the year. However, based on our belief that customers’ inventory adjustments are mostly behind us, and our forecasts for new NSE, DIMM, and timing products, we expect unit growth to more than offset pricing pressures and result in moderate revenue growth during fiscal 2006.

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

Revenues for our Communications and Timing segment increased by $0.2 million or 0%, while revenues for our SRAM segment increased by $1.4 million or 2.7%. Units sold were up significantly in both segments as we exited the year with increasing demand for our products. Despite seeing prices begin to stabilize late in the year, ASPs were down significantly for the year.

Throughout fiscal 2004, we continued to see the shift of our revenues to APAC primarily related to growth in our consignment programs with EMSs in the region as our end customer platforms migrated there to be assembled in lower cost environments. Our revenues in APAC increased significantly in fiscal 2004 as compared to fiscal 2003, rising 31%. Revenues in Japan also increased in fiscal 2004 as compared to one year ago by approximately 15%. The Americas region was most adversely affected by the shift, declining 22% during the year. In Europe, revenues were also lower by approximately 14%.

Gross profit (fiscal 2005 compared to fiscal 2004).    Gross profit for fiscal 2005 was $195.5 million, an increase of $34.7 million compared to the $160.8 million recorded in fiscal 2004. Our gross margin for fiscal 2005 was 50.0% compared to 46.6% for fiscal 2004. The increase in gross profit in fiscal 2005 was primarily attributable to the significant increase in revenues discussed above, improved manufacturing utilization, a higher proportion of our wafers at 0.18 micron and finer geometries, improved SRAM pricing during part of the year, and lower pricing-related inventory reserve requirements. In addition, during the fourth quarter of fiscal 2005, we received a sales tax refund from the state of California of $5.6 million related to the Manufacturers Investment Credit. As this amount was originally recorded in connection with capital purchases in manufacturing and R&D, we allocated the credit back to cost of revenues and R&D expense based on a ratio consistent with the purchases in the years to which the credit applied. This contributed a benefit of $4.2 million to gross margin. Depreciation and technology amortization expenses were higher by $4.8 million and $3.6 million, respectively, due to capital expenditures during the current and prior fiscal years and the acquisition of ZettaCom. Allocations of manufacturing spending to R&D were higher by approximately $1.0 million. We estimate that gross profit during fiscal 2005 was lower by $0.7 million as a result of additional excess or obsolete reserves versus a $2.5 million benefit in fiscal 2004 related to the sale of product previously reserved as excess.

Gross profit (fiscal 2004 compared to fiscal 2003).    Gross profit for fiscal 2004 was $160.8 million, an increase of $159.0 million compared to the $1.8 million recorded in fiscal 2003. Our gross margin for fiscal 2004 was 46.6% compared to 0.5% for fiscal 2003. The substantial increase in gross profit was primarily attributable to restructuring and impairment charges of $115.4 million in fiscal 2003 that did not recur in fiscal 2004. In addition, gross profit benefited from significantly better manufacturing utilization in fiscal 2004, primarily related to purposefully reducing our inventory levels throughout fiscal 2003, from $78.2 million at the beginning of the fiscal year to $41.2 million at the end of the fiscal year. Depreciation and technology amortization expenses were also lower by $19.4 million and $2.0 million, respectively, due to the asset impairment charges taken in the fourth quarter of fiscal 2003. Finally, retention bonuses of $3.6 million related to the closure of our Salinas manufacturing facility in first quarter of fiscal 2003 did not recur in fiscal 2004. These benefits were partially offset by lower allocations of manufacturing spending to R&D of approximately $10.0 million. In addition, we estimate that gross profit in fiscal 2004 benefited by $2.5 million during the year as a result of sales of inventory previously reserved as excess or obsolete, slightly less than the $3.0 million benefit in fiscal 2003.

Restructuring, asset impairment and other.    In fiscal 2005, as part of an effort to increase our profitability, we implemented reductions in force which impacted many of our operations including our wafer fabrication facility in Oregon. We recorded restructuring charges of $6.9 million, which primarily consisted of severance and termination benefits related to our reductions in force. Of the $6.9 million charge, $3.2 million was recorded as cost of goods sold, $1.4 million as R&D, and $2.3 million as SG&A. As part of the announced plan, a portion of the employees will remain with the Company over a transition period. In connection with this action, we recorded retention costs of $0.9 million with $0.4 million recorded as cost of goods sold, $0.2 million as R&D, and $0.3 million as SG&A. Over the next 12 months, we anticipate recording an additional $1.5 million of retention costs.

In addition, during fiscal 2005, we sold land and equipment originating from our Salinas wafer fabrication facility, which had been previously impaired in fiscal 2002. As the proceeds from these sales exceeded the impaired value of the assets, we recorded gains of $2.5 million which are included in restructuring, asset impairment, and other.

Anticipated annual savings for fiscal 2006 as a result of restructuring actions taken in fiscal 2005 are as follows:

(in millions)	COGS	R&D	SG&A	TOTAL
Compensation related	$6.0	$3.2	$5.2	$14.4
Facilities	0.4	1.6	1.4	3.4

Total	$6.4	$4.8	$6.6	$17.8

The above does not include the offsetting costs of retention and severance for those employees who were affected by the reduction in force or the anticipated savings of the closure of our Manila plant announced shortly after the end of the fiscal year.

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

Our impairment review indicated that estimated future undiscounted cash flows would not be sufficient to recover the carrying values of plant and equipment related to both our wafer fabrication facility in Hillsboro and our offshore test and assembly plants. As a result, we recorded a charge of $107.9 million to write down these assets, which we continue to hold and use, to their estimated fair values. Of the $107.9 million charge, $99.6 million was recorded as cost of revenues and the remainder as R&D. Management is responsible for the estimated fair values utilized to record the asset impairment charges. Management considered a number of factors to estimate the fair values, including valuations and appraisals, when making these determinations.

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

We also determined in the fourth quarter of fiscal 2003 that certain intangible assets related to our acquisition of Newave, specifically existing technology, had also become impaired, and we recorded a $13.5 million charge to cost of sales to adjust the existing technology asset to its estimated fair market value. Our revenue estimates at the time of the acquisition were made when the market outlook was considerably more favorable. In performing the overall impairment analysis for goodwill, we followed the guidance under paragraph 29 of SFAS 142, which requires long-lived assets, other than goodwill, be tested for impairment first and that the carrying amount of these assets be adjusted for impairment before testing goodwill. Accordingly, only after adjusting the carrying value of the above long-lived assets, due to their impairment, did we then test the goodwill noting no impairment.

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

At the time the impairment and restructuring charges were taken in Fiscal 2003, anticipated annual savings were as follows:

(in millions)	COGS	R&D	SG&A	TOTAL
Depreciation and amortization	$19.4	$6.8	$—	$26.2
Compensation related	4.7	5.4	6.3	16.4
Facilities and other	3.4	4.3	5.7	13.4

Total	$27.5	$16.5	$12.0	$56.0

Our actual results through the end of fiscal 2005 were not significantly different from our expectations; however, additional capital equipment purchases and selective additions to headcount had a partial offsetting effect.

In addition to expenses specifically identified as asset impairment and restructuring charges, we incurred other Salinas-related closure expenses in fiscal 2003, mainly for retention bonuses. These expenses totaled $5.0 million in fiscal 2003. We phased out production at the Salinas wafer fabrication facility and completed the transfer of production to our Hillsboro wafer fabrication facility in the first quarter of fiscal 2003, and we first realized the full benefit in gross profit of this consolidation in the second quarter of fiscal 2003.

Research and development.    R&D expenses increased by $5.2 million or 5.3% in fiscal 2005 to $103.7 million. The increase was primarily attributable to an increase in labor related spending of $7.1 million, primarily due to increased headcount and retention costs incurred in connection with the ZettaCom acquisition in fiscal 2005 and performance-related personnel costs in connection with the improved financial results. Allocations of manufacturing spending to development activities increased by $1.0 million, reflecting a higher proportional usage of manufacturing infrastructure by the R&D departments. Partially offsetting these amounts was a sales tax refund allocation of $1.4 million related to equipment purchases in previous fiscal years explained above in the gross margin discussion. In addition, deferred compensation expense in connection with our acquisition of Newave was lower by $0.9 million as a result of the completion of the vesting provisions of arrangements with certain key Newave employees. Finally, product development, photomask and related expenses also decreased during the year.

R&D expenses declined by $30.6 million or 23.7% in fiscal 2004 to $98.5 million. The largest driver of the decrease was attributable to the asset impairments and restructuring activities, including the closure of our Dallas design center, which we estimated represented a $16.5 million savings for the year. In addition, lower allocations of manufacturing costs to R&D of approximately $10 million contributed significantly to the change as manufacturing capacity was proportionally more focused on production activities rather than R&D activities. Finally, deferred compensation expense in connection with our acquisition of Newave was also lower by $2.1 million as a result of the completion of the vesting provisions of arrangements with certain key Newave employees.

In fiscal 2006, our new product development efforts are expected to continue to focus in areas like: networking and switching products such as our network search engines (incorporating content-addressable memory or CAM technology); flow control management devices, such as SPI Exchange devices and multi-ported specialty memory products; and timing and clock products for communications and computing applications. In addition, we expect significant product development efforts in our newly formed Serial Switching Division, including switch fabric and traffic management technologies.

As a result of the increased development efforts described above along with projected increases in certain performance and other related personnel costs, we expect that R&D spending in fiscal 2006 will increase slightly in comparison to fiscal 2005.

Selling, general and administrative.    SG&A expenses increased by $3.6 million or 5.0% in fiscal 2005 to $76.0 million. The increase is primarily attributable to higher performance-related personnel costs in fiscal 2005; increased spending on outside services, such as consulting and auditing services in connection with Sarbanes Oxley section 404 and increased sales-related expenses, including rep commissions. These amounts were partially offset by lower equipment depreciation costs and bad debt reserve requirements.

SG&A expenses declined by $10.7 million or 12.9% in fiscal 2004 to $72.4 million. The decrease was primarily attributable to the restructuring and other cost reduction actions executed during fiscal 2003. These actions resulted in a reduction in labor and other employee-related expenses as a result of multiple reductions in force, which we estimate represented $6.3 million in savings. In addition, expenses related to outside services were lower by approximately $1.5 million in fiscal 2004 as a result of cost control measures.

We currently expect the costs of infrastructure for our SG&A expenses to decrease in FY06; however, offsetting this would be variable, revenue-related expenses such as sales-related, and performance related personnel expenses.

Acquired in-process research and development.    During fiscal 2005, in conjunction with our acquisition of ZettaCom, we recorded a $1.7 million charge for acquired in-process research and development (IPR&D). In addition we recorded a $0.1 million IPR&D charge related to follow-on payments during fiscal 2005 related to our acquisition of certain technologies for use in high-speed packet processing from IBM. During fiscal 2004, in connection with the IBM transaction, we recorded a $0.3 million charge for IPR&D. During fiscal 2003, in connection with our acquisition of Solidum, we recorded a $2.7 million charge for acquired IPR&D. For each of these transactions, the allocation of the purchase price to IPR&D was determined by identifying technologies that had not attained technological feasibility and that did not have future alternative uses.

Details of significant IPR&D charges are as follows:

In connection with the ZettaCom acquisition, we recorded a $1.7 million charge to IPR&D. This amount was determined by identifying a project under development which was not yet proven to be technically feasible and did not have alternative future uses. Estimated future expenses were deducted and economic rents charged for the use of other assets. Based on this analysis, a present value calculation of estimated after-tax cash flows attributable to the projects was computed using a discount rate of 31%. Present values were adjusted by factors representing the percentage of completion for the project, which was estimated at 73%. The estimated cost to complete the research project at the date of acquisition was $3.7 million. As of April 3, 2005, of the four parts which make up the project under development, one had been completed. The remaining parts are estimated to be completed by December 2005.

Gains and losses on equity investments, net. Activity for the periods presented is summarized as follows:

(in thousands)	Fiscal 2005	Fiscal 2004	Fiscal 2003
Other than temporary impairment on Netlogic shares	$(12,831)	$—	$—
Realized gains on sales of PMC shares	—	3,151	—
Other than temporary impairment charge on PMC shares	—	—	(6,557)

Gains (losses) on equity investments, net	$(12,831)	$3,151	$(6,557)

In the first quarter of fiscal 2005, we recorded an impairment charge of $12.8 million related to our investment in NetLogic Microsystems. On July 8, 2004, NetLogic completed an initial public offering at an initial offering price of $12 per share. The IPO pricing, less related commissions, implied the investment was worth less than its carrying value. Based in part on the relative magnitude of the decline in value, we concluded that there was an other-than-temporary impairment on the investment at June 27, 2004 and accordingly, recorded an impairment charge to adjust the carrying value down to its estimated net realizable value. During the second quarter of fiscal 2005, we sold 100% of our investment at the previously written down value.

During fiscal 2004, we sold our remaining shares of PMC Sierra (PMC) resulting in a net gain of $3.2 million. During fiscal 2003, we recorded a $6.6 million pretax other-than-temporary impairment charge also related to this investment. At that time, we determined that an other than temporary decline had occurred because the market value of the shares had been significantly below our carrying value for a consecutive six-month period and we had no evidence that the reduction in value would be recoverable within a reasonable period of time.

Interest income and other, net.    Changes in interest income and other, net are summarized as follows:

(in thousands)	Fiscal 2005	Fiscal 2004	Fiscal 2003
Interest income	$12,142	$12,520	$18,233
Other income, net	221	1,178	807

Interest income and other, net	$12,363	$13,698	$19,040

The $0.4 million decrease in interest income in fiscal 2005 is primarily attributable to lower average cash and investment balances as a result of our acquisition activity and the purchase of our new campus in San Jose, CA., offset by an increase in interest rates during the latter half of the fiscal year. The $5.7 million decrease in interest income in fiscal 2004 compared to fiscal 2003 is primarily attributable to lower average interest rates on our investment portfolio, as the proceeds of maturing investments were reinvested in a lower interest rate environment.

The $1.0 million decrease in other income, net in fiscal 2005 is primarily attributable to lower gains recognized on the sale of short-term investments. Other income, net, increased by $0.4 million in fiscal 2004 compared to fiscal 2003 primarily as a result of higher gains on sales of investments throughout fiscal 2004.

Provision/Benefit for income taxes.    We recorded a 100% valuation allowance in the fourth quarter of fiscal 2003 against all our net deferred tax assets. We have not recorded a tax benefit for tax losses and tax credits generated during fiscal 2005 and 2004, as we maintain the position that it is more likely than not that we will not be able to utilize our net deferred tax assets in the foreseeable future. Even though we generated taxable income for fiscal 2005 and 2004, and we currently expect to be profitable for fiscal 2006, we are required to place substantially more weight on our historical results over a longer period than the current or prior fiscal years. As such, we have determined that a 100% valuation allowance is still appropriate at the end of fiscal 2005.

During the fourth quarter of fiscal 2005 we signed an Advanced Pricing Agreement (APA) with the Internal Revenue Service (IRS) settling an issue related to transfer pricing. As a result, at some point in the future, we will be required to make cash payments attributable to withholding taxes in the Philippines of approximately $2.4 million. Upon signing the APA we reduced our related tax reserve by a net $7.1 million. Also, in connection with the announced closure of our Philippine manufacturing facility, in the fourth quarter of fiscal 2005 we recorded a $4.7 million tax provision resulting from the potential repatriation of related earnings to the United States.

The tax benefit recorded for fiscal 2004 includes $3.1 million for tax refunds we received related to previous tax years. The benefit of these refunds was partially offset by tax expense related to income generated in certain foreign tax jurisdictions.

Our tax provision of $76.8 million for fiscal 2003 consists primarily of a 100% valuation allowance recorded in the fourth quarter of fiscal 2003 against our net deferred tax assets. As a result of establishing this valuation allowance, we recorded no tax benefit on pretax losses and tax credits generated during fiscal 2003.

Liquidity and Capital Resources

Our cash and marketable securities were $581.2 million at April 3, 2005, a decrease of $27 million compared to March 28, 2004. Long- and short-term debt, excluding operating leases, were $0 and $5.6 million as of April 3, 2005 and March 28, 2004, respectively.

Net cash provided by operating activities was $80.9 million for fiscal 2005, compared to $78.7 million for fiscal 2004. During fiscal 2005, we recorded net income of $13.3 million as compared to net income of $6.4 million in the prior year. Non-cash adjustments were significantly higher in fiscal 2005, including those related to:

•	An other-than-temporary equity investment impairment charge of $12.8 million;

•	Acquisition-related costs, which were higher by $5.7 million as a result of higher in-process R&D charges (by $1.6 million), higher acquisition related intangible amortization (by $3.4 million) as a result of the ZettaCom acquisition, and the existing technology impairment in relation to Newave; and

•	Depreciation, which was higher by $2.6 million as a result of capital expenditures over the past year.

Net sources of cash related to working capital related items decreased by $30.5 million in fiscal 2005 as compared to fiscal 2004. Working capital items consuming relatively more cash during fiscal 2005 included:

•	An increase in inventories of $4.0 million as compared to a reduction of $8.4 million in the year-ago period. We grew inventory levels early in fiscal 2005 in anticipation of increased demand which did not materialize as compared to the previous year when we were purposely lowering our inventory levels;

•	The net effect of prepayments and other assets of $18.4 million, primarily as a result of $10.6 million of proceeds from the sales of building and equipment from our closed Salinas facility, and the receipt of approximately $5.5 million related to a distributor financing arrangement, both occurring during 2004 and not recurring in 2005;

•	A decrease in deferred income on shipments to distributors of $2.2 million as compared to an increase of $3.5 million in the year-ago period as distributors managed inventory more cautiously in 2005 compared to the same period in 2004;

•	A decrease in accounts payable during fiscal 2005 compared to an increase in fiscal 2004, using $4.6 million more net cash; and

•	A decrease in income tax payable of $7.5 million in fiscal 2005 as compared to an increase of $1.0 million in the year-ago period. We decreased tax reserves in connection with a partial audit settlement with the IRS audit in fiscal 2005.

The above factors were partially offset by other working capital items that provided relatively more cash in fiscal 2005, including:

•	A slight decrease in accounts receivable during fiscal 2005 of $0.3 million compared to an increase of $13.0 million in fiscal 2004 combined for a change of approximately $13.3 million; and

•	An increase in accrued compensation and related expenses of $3.4 million as compared to an increase of $0.5 million in the year-ago period. The increase relates primarily to the timing of payroll, with two weeks accrued at the end of fiscal 2005 versus one week at the end of fiscal 2004, along with additional costs in connection with the improved financial results.

Net cash provided by operating activities in fiscal 2004 was $78.7 million, compared to $11.7 million in fiscal 2003. The majority of the increase relates to cash provided by net income adjusted for non-cash items. In addition, working capital sources of cash included decreases in inventories, net and other assets, as well as an increase in deferred income on shipments to distributors. Other assets decreased as a result of $10.6 million in net proceeds from the sale of building and equipment, classified as assets held for sale, related to our Salinas facility and $5.5 million related to a financing repayment from a distributor during the year. Inventories decreased as a result of the management of our inventory levels during the year and stronger demand for our products. Deferred income on shipments to distributors increased by $3.5 million over this period, as our distributors began to increase their inventory levels to meet anticipated customer demand. Working capital uses of cash included an increase in accounts receivable and a decrease in other accrued liabilities. Accounts receivable increased during the year as a result of higher revenues, the effect of distributors building inventory where accounts receivable increases as channel inventory grows and the continued shift in our business to EMSs, particularly in APAC, who have negotiated extended payment terms. The decrease in other accrued liabilities primarily relates to deferred revenue which was recognized during the year in connection with license agreements.

Our investing activities used $88.1 million of cash in fiscal 2005 as compared to a use of cash of $24.6 million in fiscal 2004. In fiscal 2005, our acquisition related expenditures were significantly higher as we paid $34.4 million, net of cash acquired, in connection with the acquisition of ZettaCom. Other than the ZettaCom transaction, various technology acquisitions consumed $5.0 million in cash in fiscal 2005, down from $8.1 million in 2004. In fiscal 2005, our sales of short-term investments, net of purchases, were $7.8 million higher than in the comparable period of fiscal 2004. Finally, capital expenditures in fiscal 2005 were higher by $40.1 million as we purchased a new corporate campus and, earlier in the year, new equipment primarily to increase our manufacturing capacity early in fiscal 2005.

We used $24.6 million of cash in fiscal 2004 as compared to a use of $96.0 million for investing activities in fiscal 2003. In fiscal 2004, our proceeds from sales of short-term investments, net of purchases, were $39.5 million lower than fiscal 2003 while purchases of plant and equipment decreased by $14.8 million as we tightened our capital spending budget entering the year in an effort to control costs. In addition, fiscal 2003 contained two significant expenditures of cash which did not recur in fiscal 2004 related to terminating the synthetic lease related to our Hillsboro, Oregon, manufacturing site by purchasing approximately $64.4 million in additional fixed assets and our investment of $30.0 million in an interest bearing, convertible financial instrument which was subsequently converted into preferred shares of a privately-held technology company.

Our financing activities in fiscal 2005 used $11.2 million in cash as compared to cash provided of $14.7 million in fiscal 2004. The main source of cash inflows in fiscal 2005 related to $18.5 million attributable to issuances of common stock in connection with the exercise of stock options and the purchase of shares under the employee stock purchase plan. However, we used $24.2 million to repurchase common stock and $5.6 million for lease and debt payments in fiscal 2005 as compared to only $4.2 million for lease and debt payments and no common stock repurchases in fiscal 2004.

Our financing activities in fiscal 2004 provided $14.7 million in cash as compared to cash used of $33.6 million in fiscal 2003. The main source of cash inflows in fiscal 2004 related to $18.9 million attributable to issuances of common stock in connection with the exercise of stock options and the purchase of shares under the employee stock purchase plan. In addition, there were no repurchases of common stock during fiscal 2004 as compared to repurchases of $40.4 million in fiscal 2003.

We anticipate capital expenditures of approximately $32 million during fiscal 2006, to be financed through cash generated from operations and existing cash and investments. This estimate includes costs for construction related to our new campus in San Jose, CA.

The following table summarizes our contractual arrangements at April 3, 2005, and the expected timing and effects of these commitments on our liquidity and cash flow in future periods:

	Payments Due by Period
(in thousands)	Total	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
Operating leases	$18,250	$6,437	$7,973	$2,462	$1,378

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

We believe that existing cash and investment balances, together with cash flows from operations, will be sufficient to meet our working capital and capital expenditure needs through fiscal 2006. We may choose to investigate other financing alternatives; however, we cannot be certain that additional financing will be available on satisfactory terms.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151 Inventory Costs (SFAS 151). This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overhead to costs of conversion be based upon the normal capacity of the production facilities. The provisions of SFAS 151 are effective for inventory cost incurred in fiscal years beginning after June 15, 2005. As such, the Company is required to adopt these provisions at the beginning of fiscal 2007. The Company does not expect the adoption of SFAS 151 to have a material impact on its consolidated financial statements.

In December 2004, the FASB issued SFAS 123R, Share-Based Payments (SFAS 123R). Generally, the requirements of SFAS 123R are similar to those of SFAS 123. However, SFAS 123R requires companies to now recognize all share-based payments to employees, including grants of employee stock options, in their statements of operations based on the fair value of the payments. Pro forma disclosure will no longer be an alternative. We are required to adopt SFAS 123R beginning with the first quarter of our fiscal year 2007.

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

As permitted by SFAS 123, we currently account for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options through our consolidated statements of operations but rather, disclose the effect in our consolidated financial statement footnotes. Accordingly, the adoption of SFAS 123R’s fair value method will have a significant impact on our reported results of operations. However, the impact of the adoption of SFAS 123R cannot be quantified at this time because it will depend on levels of share-based payments granted in the future. The Company has not yet completed its analysis of the impact of adopting SFAS 123R and is therefore currently unable to quantify the effect on its financial statements. However, the adoption of this new statement will have a significant impact on the results of operations and net income per share of the Company as the Company will be required to expense the fair value of all share-based payments.

In December 2004, the FASB issued FASB Staff Position (FSP) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” The American Jobs Creation Act introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to U.S. companies, provided certain criteria are met. FSP No. 109-2 provides accounting and disclosure guidance on the impact of the repatriation provision on a company’s income tax expense and deferred tax liability. The Company is currently studying the impact of the one-time favorable foreign dividend provision and intend to complete the analysis by January 1, 2006. Accordingly, the Company has not adjusted its income tax expense or deferred tax liability to reflect the tax impact of any repatriation of non-U.S. earnings it may make.

Factors Affecting Future Results

Our operating results can fluctuate dramatically.    We recorded net income of $13.3 million and $6.4 million in fiscal 2005 and 2004, respectively, after recording a loss of $277.9 million in fiscal 2003. Fluctuations in operating results can result from a wide variety of factors, including:

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

In addition, many of these factors also impact the recoverability of the carrying value of certain manufacturing, tax, goodwill, and other tangible and intangible assets. As business conditions change, future write-downs or abandonment of these assets could occur. For example, in fiscal 2003, we recorded impairment charges totaling $197.2 million for certain manufacturing, research and development, intangible and tax assets.

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

The cyclicality of the semiconductor industry exacerbates the volatility of our operating results.    The semiconductor industry is highly cyclical. Substantial changes in demand for our products have occurred rapidly in the past. In addition, market conditions characterized by excess supply relative to demand and resulting pricing declines have also occurred in the past. Significant shifts in demand for our products and pricing declines resulting from excess supply may occur in the future. Large and rapid swings in demand and pricing for our products can result in significantly lower revenues and underutilization of our fixed cost infrastructure, both of which would cause material fluctuations in our gross margins and our operating results.

Demand for our products depends primarily on demand in the communications markets.    The majority of our products are incorporated into customers’ systems in enterprise/carrier class network, wireless infrastructure and access network applications. A smaller percentage of our products also serve in customers’ computer storage, computer-related, and other applications. Customer applications for our products have historically been characterized by rapid technological change and significant fluctuations in demand. Demand for most of our products, and therefore potential increases in revenue, depends upon growth in the communications market, particularly in the data networking and wireless telecommunications infrastructure markets and, to a lesser extent, the computer-related markets. Any slowdown in these communications or computer-related markets could materially adversely affect our operating results, as most recently evidenced by conditions in fiscal 2003.

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

We are dependent on a concentrated group of customers for a significant part of our revenues.    We are dependent on a limited number of OEMs as our end-customers, and our future results depend significantly on the strategic relationships we have formed with them. If these relationships were to diminish, and if these customers were to develop their own solutions or adopt a competitor’s solution instead of buying our products, our results could be adversely affected. For example, any diminished relationship with Cisco or other key customers could adversely affect our results. While we sell essentially nothing to Cisco directly, we estimate that when all channels of distribution are considered, including sales of product to EMS customers, Cisco represented approximately 20-25% of our total revenues for fiscal 2005.

Many of our end-customer OEMs have outsourced their manufacturing to a concentrated group of global EMSs who then buy product directly from us on behalf of the OEM. EMSs have achieved greater autonomy in the design win, product qualification and product purchasing decisions, especially for commodity products. Furthermore, these EMSs have generally been centralizing their global procurement processes. This has had the effect of concentrating a significant percentage of our revenue with a small number of companies. Competition for the business of these EMSs is intense and there is no assurance we can remain competitive and retain our existing market share within these customers. If these companies were to allocate a higher share of commodity or second source business to our competitors instead of buying our products, our results would be adversely affected. Furthermore, as these EMSs represent a growing percentage of our overall business, our concentration of credit and other business risks with these customers has increased. Competition among global EMSs is intense, they operate on extremely thin margins, and their financial condition, on average, declined significantly during the industry downturn in fiscal 2001-2002. If any one or more of these global EMSs were to file for bankruptcy or otherwise experience significantly adverse financial conditions, our business would be adversely impacted as well. During fiscal 2005, one EMS, Celestica, accounted for approximately 11% of our revenue and represented approximately 16% of our accounts receivable as of April 3, 2005.

Finally, we utilize a relatively small number of global and regional distributors around the world, who also buy product directly from us on behalf of their customers. If our business relationships were to diminish or any one or more of these global distributors were to file for bankruptcy or otherwise experience significantly adverse financial conditions, our business could be adversely impacted. One distributor, Avnet represented 10% of revenues for fiscal 2005.

Our product manufacturing operations are complex and subject to interruption.    From time to time, we have experienced production difficulties, including reduced manufacturing yields or products that do not meet our or our customers’ specifications that have caused delivery delays, quality problems, and possibly lost revenue opportunities. While delivery delays have been infrequent and generally short in duration, we could experience manufacturing problems, capacity constraints and/or product delivery delays in the future as a result of, among other things; complexity of manufacturing processes, changes to our process technologies (including transfers to other facilities and die size reduction efforts), and ramping production and installing new equipment at our facilities.

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

Historically, we have utilized subcontractors for the majority of our incremental assembly requirements, typically at higher costs than at our own Malaysian and Philippine assembly and test operations with the planned closure of our Manila facility in fiscal 2006. Our increased reliance on subcontractors increases certain risks because we have less control over manufacturing quality and delivery schedules, maintenance of sufficient capacity to meet our orders and maintaining assembly processes we require. We expect to increase our use of subcontractors to supplement our own production capacity. Due to production lead times and potential subcontractor capacity constraints, any failure on our part to adequately forecast the mix of product demand and resulting subcontractor requirements could adversely affect our operating results. In addition, we cannot be certain that these subcontractors will continue to assemble, package, and test products for us on acceptable economic and quality terms or at all and it may be difficult for us to find alternatives if they don’t do so.

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

International operations add increased volatility to our operating results.    A growing and now substantial percentage of our revenues are derived from international sales, as summarized below:

(percentage of total revenues)	Fiscal 2005	Fiscal 2004	Fiscal 2003
Americas	32%	29%	37%
Asia Pacific	37%	39%	30%
Japan	14%	16%	14%
Europe	17%	16%	19%

Total	100%	100%	100%

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

Finally, in support of our international operations, a portion of our cash and investment portfolio resides offshore. At April 3, 2005, we had cash and investments of approximately $55 million invested overseas in accounts belonging to various IDT foreign operating entities. While these amounts are primarily invested in US dollars, a portion is held in foreign currencies, and all offshore balances are exposed to local political, banking, currency control and other risks.

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

We may have difficulty integrating acquired companies and technologies.    We acquired ZettaCom in fiscal 2005 and certain technologies from IBM in fiscal 2004. In addition, we acquired Newave and Solidum in fiscal 2002 and 2003, respectively, and we may pursue other acquisitions in the future. Failure to successfully integrate acquired companies and technologies into our business could adversely affect our results of operations. Integration risks and issues may include, but are not limited to, key personnel retention and assimilation, management distraction, technology development, and unexpected costs and liabilities, including goodwill impairment charges.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our interest rate risk relates primarily to our investment portfolio, which consisted of $188.8 million in cash and cash equivalents and $392.5 million in short-term investments as of April 3, 2005. By policy, we limit our exposure to long-term investments, and a substantial majority of our investment portfolio at the end of fiscal 2005 and 2004 had maturities of less than two years. As a result of a relatively short duration of our portfolio, a hypothetical 10% move in interest rates would have an insignificant effect on our financial position, results of operations and cash flows. We do not currently use derivative financial instruments in our investment portfolio. By policy, we mitigate the credit risk through diversification and adherence to high credit-quality rating standards. We further minimize our risks by restricting the sector concentration and asset allocation of certain types of securities in our investment portfolio.

We do not have any outstanding debt as of April 3, 2005, and had $5.6 million in debt as of March 28, 2004.

We are exposed to currency exchange rate risk as a result of our international operations, assets and liabilities of foreign subsidiaries, and to a lesser extent, capital purchases denominated in foreign currencies. The major currency risk of our international operations consist of operating expenses denominated in Malaysian Ringgit, Philippine Peso, Canadian Dollar, Chinese Yuan, Australian Dollar, Japanese Yen, Euro, and British Pound. We use derivative financials instruments which are principally forward contracts to help manage our foreign currency exposures. We do not enter into derivatives for trading purposes. The Company has not hedged any currency risk of its Malaysian subsidiary since the currency has been fixed at 3.8 Ringgit to the US Dollar for over eight years. There is heightened speculation in the currency market that this currency peg may change some time in the near term. We performed a sensitivity analysis for both fiscal 2005 and 2004 including the risk of a currency move in Malaysia, and determined that a 10% change in the value of the US dollar would have less than a $5 million near-term impact on our financial position and results of operations and cash flows.

The Company did not have any currency exposure related to any outstanding capital purchases as of April 3, 2005 or March 28, 2004.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements covered by Report of Independent Registered Public Accounting Firm included in Item 8:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Integrated Device Technology, Inc.:

We have completed an integrated audit of Integrated Device Technology, Inc’s 2005 consolidated financial statements and of its internal control over financial reporting as of April 3, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 8 present fairly, in all material respects, the financial position of Integrated Device Technology, Inc. and its subsidiaries at April 3, 2005 and March 28, 2004, and the results of their operations and their cash flows for each of the three years in the period ended April 3, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 8 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of April 3, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 3, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP

San Jose, California

June 14, 2005

INTEGRATED DEVICE TECHNOLOGY, INC.

Consolidated Balance Sheets

(in thousands, except share and per-share amounts)	April 3, 2005	March 28, 2004
Assets
Current assets:
Cash and cash equivalents	$188,761	$207,060
Short-term investments	392,472	401,154
Accounts receivable, net of allowance for returns and doubtful accounts of $1,417 and $1,665	52,948	53,091
Inventories	37,331	32,745
Prepayments and other current assets	11,292	12,101

Total current assets	682,804	706,151
Property, plant and equipment, net	124,570	108,424
Goodwill	55,523	40,218
Acquisition-related intangibles	29,812	12,566
Other assets	9,431	38,194

Total assets	$902,140	$905,553

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$18,726	$20,190
Accrued compensation and related expenses	15,293	11,560
Deferred income on shipments to distributors	19,478	21,411
Income taxes payable	25,722	33,267
Other accrued liabilities	20,206	19,250

Total current liabilities	99,425	105,678

Deferred tax liability	4,709	—
Long-term obligations	10,890	15,651

Total liabilities	115,024	121,329

Commitments and contingencies (Notes 8 and 9)
Stockholders’ equity:
Preferred stock; $.001 par value: 10,000,000 shares authorized; no shares issued	—	—
Common stock; $.001 par value: 350,000,000 shares authorized; 106,136,015 and 105,957,324 shares outstanding	106	106
Additional paid-in capital	843,423	825,377
Deferred stock-based compensation	—	(1,140)
Treasury stock (9,057,000 and 7,000,000 shares) at cost	(204,909)	(180,751)
Retained earnings	150,492	137,159
Accumulated other comprehensive income (loss)	(1,996)	3,473

Total stockholders’ equity	787,116	784,224

Total liabilities and stockholders’ equity	$902,140	$905,553

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.

Consolidated Statements of Operations

	Fiscal Year Ended
(In thousands, except per share data)	April 3, 2005	March 28, 2004	March 30, 2003
Revenues	$390,640	$345,443	$343,878
Cost of revenues	193,762	184,615	226,693
Restructuring, asset impairment and other	1,380	—	115,370

Gross profit	195,498	160,828	1,815

Operating expenses:
Research and development	103,729	98,535	129,108
Selling, general and administrative	76,016	72,409	83,145
Acquired in-process research and development	1,830	264	2,670

Total operating expenses	181,575	171,208	214,923

Operating income (loss)	13,923	(10,380)	(213,108)
Gains (loss) on equity investments, net	(12,831)	3,151	(6,557)
Interest expense	(102)	(344)	(514)
Interest income and other, net	12,363	13,698	19,040

Income (loss) before income taxes	13,353	6,125	(201,139)
Provision (benefit) for income taxes	20	(271)	76,757

Net income (loss)	$13,333	$6,396	$(277,896)

Basic net income (loss) per share:	$0.13	$0.06	$(2.68)
Diluted net income (loss) per share:	$0.12	$0.06	$(2.68)
Weighted average shares:
Basic	105,825	104,607	103,520
Diluted	108,204	108,526	103,520

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.

Consolidated Statements of Cash Flows

	Fiscal Year Ended
(in thousands)	April 3, 2005	March 28, 2004	March 30, 2003
Operating activities
Net income (loss)	$13,333	$6,396	$(277,896)
Adjustments:
Depreciation and amortization	52,856	50,247	78,282
Acquired in-process research and development	1,830	264	2,670
Merger-related stock-based compensation	565	1,438	2,257
Amortization of intangible assets	6,541	2,296	4,024
Restructuring, asset impairment and other	731	180	121,489
Loss (gain) on sale of property, plant and equipment	(11)	(111)	29
Deferred taxes	4,709	—	88,635
Other-than-temporary impairment of equity investments	12,831	—	6,557
Tax benefit from employee stock plans	78	—	—
Changes in assets and liabilities (net of amounts acquired):
Accounts receivable, net	321	(12,980)	(35)
Inventories	(3,951)	8,444	37,058
Other assets	(700)	17,685	(4,340)
Accounts payable	(1,899)	2,676	(1,405)
Accrued compensation and related expenses	3,409	540	(3,522)
Deferred income on shipments to distributors	(2,166)	3,500	(18,532)
Income taxes payable	(7,545)	987	(11,022)
Other accrued liabilities	10	(2,908)	(12,593)

Net cash provided by operating activities	80,942	78,654	11,656

Investing activities
Acquisitions, net of cash acquired	(34,410)	—	(10,393)
Purchases of property, plant and equipment	(69,049)	(28,954)	(43,722)
Purchase of assets under synthetic lease	—	—	(64,369)
Proceeds from sale of property, plant and equipment	293	155	802
Purchases of marketable securities	(421,383)	(506,015)	(670,862)
Proceeds from sales of marketable securities	441,458	518,269	722,593
Purchases of technology and other investments	(4,984)	(8,078)	(30,000)

Net cash used for investing activities	(88,075)	(24,623)	(95,951)

Financing activities
Proceeds from issuance of common stock	18,545	18,909	12,716
Repurchase of common stock	(24,160)	—	(40,445)
Payments on capital leases and other debt	(5,551)	(4,180)	(5,848)

Net cash provided by (used for) financing activities	(11,166)	14,729	(33,577)

Net increase (decrease) in cash and cash equivalents	(18,299)	68,760	(117,872)
Cash and cash equivalents at beginning of period	207,060	138,300	256,172

Cash and cash equivalents at end of period	$188,761	$207,060	$138,300

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$62	$338	$521
Income taxes, net of refunds	2,524	(1,264)	(598)

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)	Common Stock and Additional Paid-In Capital		Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Deferred Stock-Based Compensation	Total Stockholders’ Equity
	Shares	Dollars
Balance, March 31, 2002	104,396,165	$794,068	$(140,308)	$408,659	$(2,667)	$(5,043)	$1,054,709
Repurchase of common stock	(2,100,000)	(2)	(40,443)	—	—	—	(40,445)
Issuance of common stock	1,397,238	12,716	—	—	—	—	12,716
Unvested options canceled	—	(153)	—	—	—	153	—
Deferred stock-based compensation expense	—	—	—	—	—	2,257	2,257
Other comprehensive income:
Translation adjustment	—	—	—	—	1,497	—	1,497
Unrealized gain on derivatives	—	—	—	—	29	—	29
Unrealized gain on investments, net	—	—	—	—	5,825	—	5,825
Net loss	—	—	—	(277,896)	—	—	(277,896)

Balance, March 30, 2003	103,693,403	806,629	(180,751)	130,763	4,684	(2,633)	758,692

Issuance of common stock	2,263,921	18,909	—	—	—	—	18,909
Unvested options canceled	—	(55)	—	—	—	55	—
Deferred stock-based compensation expense	—	—	—	—	—	1,438	1,438
Other comprehensive income:
Translation adjustment	—	—	—	—	1,937	—	1,937
Unrealized loss on derivatives	—	—	—	—	(31)	—	(31)
Unrealized gain on investments, net	—	—	—	—	(3,117)	—	(3,117)
Net income	—	—	—	6,396	—	—	6,396

Balance, March 28, 2004	105,957,324	825,483	(180,751)	137,159	3,473	(1,140)	784,224

Repurchase of common stock	(2,057,000)	(2)	(24,158)	—	—	—	(24,160)
Issuance of common stock	2,235,691	18,545	—	—	—	—	18,545
Unvested options canceled	—	(575)	—	—	—	575	—
Deferred stock-based compensation expense	—	—	—	—	—	565	565
Tax benefit from stock options	—	78	—	—	—	—	78
Other comprehensive income:
Translation adjustment	—	—	—	—	638	—	638
Unrealized loss on investments, net	—	—	—	—	(6,107)	—	(6,107)
Net income	—	—	—	13,333	—	—	13,333

Balance, April 3, 2005	106,136,015	$843,529	$(204,909)	$150,492	$(1,996)	$—	$787,116

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

Basis of Presentation.    The Company’s fiscal year ends on the Sunday nearest March 31. Fiscal 2005 included 53 weeks and ended on April 3, 2005. Fiscal 2004 and 2003 each included 52 weeks and ended on March 28, 2004 and March 30, 2003, respectively. Certain reclassifications have been made to prior-year balances to present the financial statements on a consistent basis.

Principles of Consolidation.    The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Use of Estimates.    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash Equivalents and Short-Term Investments.    Cash equivalents are highly liquid securities with original maturities of three months or less at the time of purchase. Securities with original maturities greater than three months are classified as short-term investments when they represent investments that are intended for use in current operations. As of April 3, 2005 and March 28, 2004 all of the Company’s short-term investments consisted of highly marketable securities that are intended to be available to meet the Company’s current cash needs and are classified as available-for-sale securities. Available-for-sale securities are reported at fair value, and unrealized gains or losses, net of related tax, are recorded in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, until realized. Realized gains or losses are computed based upon specific identification and are included in interest income and other, net.

The Company maintains a portfolio of marketable equity securities held to generate returns that seek to offset changes in liabilities related to the equity market risk of certain deferred compensation arrangements. The securities within this portfolio are classified as trading and are stated at fair value. As of April 3, 2005 and March 28, 2004, portfolio assets were $8.7 million and $8.0 million, respectively, and are included in other assets on the Consolidated Balance Sheets. As of April 3, 2005 and March 28, 2004 deferred compensation liabilities were $8.7 million and $8.0 million, respectively, and are included in long-term obligations on the Consolidated Balance Sheets.

Management evaluates equity investments on a regular basis to determine if an other-than-temporary impairment has occurred. For publicly traded investments, this evaluation includes a review of the closing price over the previous six months as well as the future outlook for the investment. If the investment has traded consistently for a six-month period below its carrying value and the Company has no evidence to believe that the investment will recover, the Company will record an impairment for the difference between its carrying value and the market value of the shares at the end of the period. The Company had unrealized losses on available-for-sale investments at April 3, 2005 which exceeded 12 months. As the average decline is less than one percent and only represented interest rate decline, management does not believe that any of the unrealized losses represented an other-than-temporary impairment based on its evaluation of available evidence as of April 3, 2005.

Inventories.    Inventories are recorded at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market value. Inventory held at consignment locations is included in finished goods

INTEGRATED DEVICE TECHNOLOGY, INC.

Notes to Consolidated Financial Statements—(Continued)

inventory as the Company has full title and rights to the inventory. Inventory reserves include provisions for obsolete and excess inventory based on management’s forecasts of demand over specific future time horizons and reserves to value our inventory at the lower of cost or market which rely on forecasts of average selling prices (ASPs) in future periods.

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

Long-Lived Assets and Goodwill.    The Company accounts for long-lived assets, including purchased intangibles other than goodwill, in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The carrying values of such assets are evaluated at least annually or whenever events or circumstances indicate that the carrying values may not be recoverable. If estimated undiscounted cash flows are not sufficient to recover the carrying values, the affected assets are considered impaired and are written down to their estimated fair value, which is generally determined on the basis of discounted cash flows or outside appraisals.

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company tests for impairment of goodwill and other indefinite-lived assets on an annual basis, or more frequently if indicators of impairment are present. These tests are performed at the reporting unit level using a two-step, fair-value based approach. The first step, used to determine if impairment possibly exists, is to compare the carrying amount of a reporting unit, including goodwill, to its fair value. If the carrying amount of the reporting unit exceeds the fair value, the second step is to determine the amount of a possible impairment by comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill.

Income Taxes.    The Company accounts for income taxes under an asset and liability approach that requires the expected future tax consequences of temporary differences between book and tax bases of assets and liabilities be recognized as deferred tax assets and liabilities. Generally accepted accounting principles require that the realizability of net deferred tax assets be evaluated on an ongoing basis. A valuation allowance is recorded to reduce the net deferred tax assets to an amount that is more likely than not to be realized. Accordingly, the Company considers various tax planning strategies, forecasts of future taxable income and its most recent operating results in assessing the need for a valuation allowance. In the consideration of the realizability of net deferred tax assets, recent losses are given substantially more weight than any projections of future profitability. The determination of certain tax liabilities involves applying complex tax regulations from many different tax jurisdictions around the world and for tax years still available for or currently under audit. The Company records liabilities for tax audit issues in the U.S. and other tax jurisdictions based on its estimate of whether, and the extent to which, it believes additional taxes will be due. If the Company later determines that its exposure is lower or that the liability is not sufficient to cover its revised expectations, the Company will adjust the liability and affect a related change in its tax provision during the period in which it makes such determination.

Revenue Recognition.    The Company’s revenue primarily relates to semiconductors sold through three channels: direct sales to original equipment manufacturers (OEM’s) and electronic manufacturing service providers (EMS’s), consignment sales to EMS’s and OEM’s, and sales through distributors. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and our ability to collect is reasonably assured. For direct sales, we

INTEGRATED DEVICE TECHNOLOGY, INC.

Notes to Consolidated Financial Statements—(Continued)

recognize revenue in accordance with the applicable shipping terms. Revenue related to the sale of consignment inventory is not recognized until the product is pulled from inventory stock by the customer. Many of our larger distributors have stock rotation, price protection and ship from stock pricing adjustment rights. Accordingly, we defer revenue and related cost of revenues on sales to these distributors until the product is sold through by the distributor to an end-customer. Revenues related to licensing agreements are recognized ratably over the lives of the related patents.

Net Income (Loss) Per Share.    Basic and diluted net income (loss) per share are computed using weighted-average common shares outstanding. Diluted net income per share also includes the effect of stock options. The following table sets forth the computation of basic and diluted net income (loss) per share:

	Fiscal Year Ended
(in thousands, except per share amounts)	April 3, 2005	March 28, 2004	March 30, 2003
Basic:
Net income (loss) (numerator)	$13,333	$6,396	$(277,896)

Weighted average shares outstanding (denominator)	105,825	104,607	103,520

Net income (loss) per share	$0.13	$0.06	$(2.68)

Diluted:
Net income (loss) (numerator)	$13,333	$6,396	$(277,896)

Weighted average shares outstanding	105,825	104,607	103,520
Net effect of dilutive stock options	2,379	3,919	—

Total shares (denominator)	108,204	108,526	103,520

Net income (loss) per share	$0.12	$0.06	$(2.68)

Net loss per share for the year ended March 30, 2003 is based only on weighted average shares outstanding. Potential dilutive stock options for this period of 9.6 million were excluded from the calculation of diluted earnings per share, as their effect would be anti-dilutive in a net loss period. Of the total number of employee stock options outstanding for the years ended April 3, 2005 and March 28, 2004, 6.1 million and 3.7 million, respectively, were excluded from the calculation of diluted earnings per share because the exercise price of the stock options was greater than the average share price of the common shares for the period and, therefore, the effect would be anti-dilutive.

Comprehensive Income (Loss).    Comprehensive income (loss) is defined as the change in equity during a period from non-owner sources. The components of comprehensive income (loss) were as follows:

	Fiscal Year Ended
(in thousands)	April 3, 2005	March 28, 2004	March 30, 2003
Net income (loss)	$13,333	$6,396	$(277,896)
Currency translation adjustments	638	1,937	1,497
Change in unrealized gain on derivatives	—	(31)	29
Net gain (loss) on investments*	(6,107)	(3,117)	5,825

Comprehensive income (loss)	$7,864	$5,185	$(270,545)

* Unrealized gain/(loss) on investments	$(6,107)	$34	$9,825
* Reclassification adjustment, net	$—	$(3,151)	$(4,000)

INTEGRATED DEVICE TECHNOLOGY, INC.

Notes to Consolidated Financial Statements—(Continued)

Included in the reclassification adjustment, net above are realized gains and losses on equity investments.

The components of accumulated other comprehensive income (loss) were as follows:

(in thousands)	April 3, 2005	March 28, 2004
Cumulative translation adjustments	$1,420	$782
Unrealized gain (loss) on available-for-sale investments	(3,416)	2,691

Total accumulated other comprehensive income (loss)	$(1,996)	$3,473

Translation of Foreign Currencies.    For subsidiaries where the functional currency is the local currency, gains and losses resulting from translation of foreign currency financial statements into U.S. dollars are recorded as a component of accumulated other comprehensive income (loss). For subsidiaries where the functional currency is the U.S. dollar, gains and losses resulting from the process of remeasuring foreign currency financial statements into U.S. dollars are included in other income.

Fair Value Disclosures of Financial Instruments.    Fair values of investments and currency forward contracts are based on quoted market prices or pricing models using current market rates. Fair values of cash equivalents and a substantial majority of short-term investments approximate cost due to the short period of time until maturity.

Concentration of Credit Risk and Allowance for Doubtful Accounts.    The Company’s most significant potential exposure to credit concentration risk includes debt-security investments, foreign exchange contracts and trade accounts receivable. The Company’s investment policy addresses sector and industry concentrations, credit ratings and maturity dates. The Company invests its excess cash primarily in money market instruments, diversifies its investments and, by policy, invests only in highly rated securities to minimize credit risk.

The Company sells integrated circuits to OEMs, distributors and EMSs primarily in the United States, Europe and Asia. The Company monitors the financial condition of its major customers, including performing credit evaluations of those accounts which management considers to be high risk, and generally does not require collateral from its customers. When deemed necessary, the Company may limit the credit extended to certain customers. The Company’s relationship with the customer, and the customer’s past and current payment experience, are also factored into the evaluation in instances where limited financial information is available. The Company maintains an allowance for doubtful accounts for probable credit losses. When the Company becomes aware that a specific customer may default on its financial obligation, a specific amount, which takes into account the level of risk and the customer’s outstanding accounts receivable balance, is reserved. In addition, the Company provides an additional reserve that is based upon a percentage of the total accounts receivable balance. These reserve amounts are classified within selling, general and administrative expenses. Write-offs of accounts receivable balances were not significant in each of the three years presented.

One distributor, Avnet, represented approximately 10%, 11%, and 13% of our revenues for fiscal 2005, 2004 and 2003, respectively. One EMS, Celestica, represented approximately 11%, 14% and 15% of our revenues in fiscal 2005, 2004 and 2003 as well as 16% and 21% of total accounts receivable as of April 3, 2005 and March 28, 2004, respectively. There were no OEMs or distributors who accounted for greater than 10% of accounts receivable in the periods presented.

For foreign exchange contracts, the Company manages its potential credit exposure primarily by restricting transactions to only high-credit quality counterparties.

INTEGRATED DEVICE TECHNOLOGY, INC.

Notes to Consolidated Financial Statements—(Continued)

Stock-based Compensation Plans.    The Company accounts for its stock option plans and employee stock purchase plan (ESPP) in accordance with the intrinsic value method prescribed in the Accounting Principles Board’s (APB) Opinion No. 25, Accounting for Stock Issued to Employees.

The Company’s pro forma information using the fair value method of accounting for stock-based employee compensation for the three years ended April 3, 2005, which assumes amortization of the estimated fair values over the options’ vesting periods, is as follows:

	Fiscal Year Ended
(in thousands, except per share amounts)	April 3, 2005	March 28, 2004	March 30, 2003
Reported net income (loss)	$13,333	$6,396	$(277,896)
Add: Stock-based employee compensation included in reported net income (loss)	565	1,438	2,257
Deduct: Stock-based employee compensation expense determined under a fair-value based method for all awards	(38,908)	(51,439)	(84,726)

Pro forma net loss	$(25,010)	$(43,605)	$(360,365)

Pro forma net loss per share:
Basic	$(0.24)	$(0.42)	$(3.48)
Diluted	$(0.24)	$(0.42)	$(3.48)
Reported net income (loss) per share:
Basic	$0.13	$0.06	$(2.68)
Diluted	$0.12	$0.06	$(2.68)

The Company has applied the Black-Scholes model to estimate the grant-date fair value of stock options, including shares issued under the ESPP, based upon the following weighted average assumptions:

	Fiscal Year Ended
	April 3, 2005	March 28, 2004	March 30, 2003
Employee stock options
Expected life (in years)	3.77	3.64	3.46
Risk-free interest rate	3.2%	2.4%	2.7%
Volatility	77.0%	91.0%	91.0%
Dividend yield	—	—	—

	April 3, 2005	March 28, 2004	March 30, 2003
ESPP shares
Expected life (in years)	0.87	0.80	0.66
Risk-free interest rate	1.8%	1.3%	1.8%
Volatility	62.0%	86.0%	87.0%
Dividend yield	—	—	—

The weighted average estimated fair value per share of stock options granted during fiscal 2005, 2004 and 2003 was $6.79, $9.09 and $7.50, respectively. The weighted average estimated fair value per share of shares granted under the ESPP during fiscal 2005, 2004 and 2003 was $4.31, $4.89 and $5.96, respectively.

INTEGRATED DEVICE TECHNOLOGY, INC.

Notes to Consolidated Financial Statements—(Continued)

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

New Accounting Pronouncements.    In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151 Inventory Costs (SFAS 151). This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to costs of conversion be based upon the normal capacity of the production facilities. The provisions of SFAS 151 are effective for inventory cost incurred in fiscal years beginning after June 15, 2005. As such, the Company is required to adopt these provisions at the beginning of fiscal 2007. The Company does not expect the adoption of SFAS 151 to have a material impact on its consolidated financial statements.

In December 2004, the FASB issued SFAS 123R, Share-Based Payments. Generally, the requirements of SFAS 123R are similar to those of SFAS 123. However, SFAS 123R requires companies to now recognize all share-based payments to employees, including grants of employee stock options, in their statements of operations based on the fair value of the payments. Pro forma disclosure will no longer be an alternative. The Company is required to adopt SFAS 123R beginning with the first quarter of fiscal 2007.

SFAS 123R permits public companies to adopt its requirements using one of two methods: (1) a “modified prospective” method under which compensation cost is recognized beginning with the effective date based on the requirements of SFAS 123R for all share-based payments granted after the effective date and based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that are unvested on the effective date; or (2) a “modified retrospective” method which includes the requirements of the modified prospective method and also permits companies to restate either all prior periods presented or prior interim periods of the year of adoption using the amounts previously calculated for pro forma disclosure under SFAS 123. The Company has not yet determined which method it will select for its adoption of SFAS 123R.

As permitted by SFAS 123, IDT currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options through its statement of operations but rather, disclose the effect in its financial statement footnotes. Accordingly, the adoption of SFAS 123R’s fair value method will have a significant impact on the Company’s reported consolidated results of operations. However, the impact of the adoption of SFAS 123R cannot be quantified at this time because it will depend on levels of share-based payments granted in the future. The Company has not yet completed its analysis of the impact of adopting SFAS 123R and is therefore currently unable to quantify the effect on its financial statements. However, the adoption of this new statement will have a significant impact on the results of operations and net income per share of the Company as the Company will be required to expense the fair value of all share-based payments.

In December 2004, the FASB issued FASB Staff Position (FSP) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” The American Jobs Creation Act introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to U.S. companies, provided certain criteria are met. FSP No. 109-2 provides accounting and disclosure guidance on the impact of the repatriation provision on a company’s income tax expense and deferred tax liability. The Company is currently studying the impact of the one-time favorable foreign dividend

INTEGRATED DEVICE TECHNOLOGY, INC.

Notes to Consolidated Financial Statements—(Continued)

provision and intends to complete the analysis by January 1, 2006. Accordingly, the Company has not adjusted its income tax expense or deferred tax liability to reflect the tax impact of any repatriation of non-U.S. earnings it may make.

Note 2

Acquisition of Technology

In April 2004, the Company acquired a non-exclusive license to PCI-Express technology from Internet Machines Corporation (IMC) as well as certain other assets and liabilities, in a cash transaction, immaterial in value, that did not constitute a business combination. As such, the Company allocated the amount paid to the assets and liabilities acquired based on their estimated fair values. The principal identifiable intangible assets acquired were existing technology and workforce in-place. The fair values assigned are based on estimates, assumptions, and other information compiled by management.

In addition, during fiscal 2005, the Company made follow-on payments of $4.0 million in connection with the August 2003 acquisition of technologies from IBM as the additional milestones were met. The amounts of these payments were allocated consistent with the allocation of the initial purchase price, including $0.1 million for IPR&D.

In August 2003, the Company acquired certain technologies for use in high-speed packet processing from IBM in a transaction, immaterial in value, which did not constitute a business combination. The principal identifiable intangible assets acquired were existing technology and customer relationship. The fair values assigned are based on estimates, assumptions, and other information compiled by management, including a third-party valuation that utilized established valuation techniques appropriate for the high technology industry. In-process technology acquired of $0.3 million was expensed at the date of acquisition.

Note 3

Business Combinations

On May 7, 2004, the Company acquired ZettaCom, Inc., a privately held provider of switch fabric and traffic management solutions. The Company paid $34.5 million in cash for ZettaCom. ZettaCom’s results subsequent to May 7, 2004 are included in the Company’s consolidated results. The Company valued the existing technology and in-process technology acquired utilizing a discounted cash flow model which uses forecasts of future revenues and expenses related to the intangible assets. The non-compete agreements were valued by estimating the affect on future revenues and cash flows if a non-compete were not in-place thereby allowing former employees of ZettaCom to re-enter the market. IDT utilized a discount rate of 27% for existing technology, 31% for in-process technology, and 29% for the non-compete agreements. The purchase price allocation depicted is preliminary and subject to change when the Company obtains additional information concerning certain contingencies of ZettaCom.

In October 2002, the Company acquired Solidum Systems Corp. (Solidum), a privately held provider of classification and content inspection processing solutions for approximately $10.0 million in cash. The Company valued the existing technology and in-process technology acquired utilizing a discounted cash flow model which uses forecasts of future revenues and expenses related to the intangible asset. The Company utilized a discount rate of 25% for existing technology and 30% for in-process technology.

For both ZettaCom and Solidum, in-process technology acquired was expensed at the date of acquisition. The existing technology is being amortized to cost of revenues over a seven year estimated life. The non-compete agreements are being amortized to research and development expense over the three-year term of the agreements.

INTEGRATED DEVICE TECHNOLOGY, INC.

Notes to Consolidated Financial Statements—(Continued)

The business combinations were accounted for under the purchase method of accounting. The total purchase price is summarized below:

(in thousands)	ZettaCom	Solidum
Cash price	$34,264	$10,000
Direct costs of acquisition	252	677

Total purchase price	$34,516	$10,677

The total purchase price of the acquisitions was allocated to the estimated fair value of assets acquired and liabilities assumed based on independent appraisals and management estimates are as follows:

(in thousands)	ZettaCom	Solidum
Fair value of tangible net assets (liabilities) acquired	$(2,089)	$498
In-process research and development	1,700	2,670
Existing technology	18,400	3,450
Other identified intangibles	1,200	140
Goodwill	15,305	3,919

Total purchase price	$34,516	$10,677

Acquired in-process research and development.    In connection with the ZettaCom acquisition in fiscal 2005 and the Solidum acquisition in fiscal 2003, the Company recorded charges to in-process research and development (IPR&D) of $1.7 million and $2.7 million, respectively. These amounts were determined by identifying research projects which were not yet proven to be technically feasible and did not have alternative future uses. Estimated future expenses were deducted and economic rents charged for the use of other assets. Based on this analysis, a present value calculation of estimated after-tax cash flows attributable to the projects was computed using a discount rate of 31% for ZettaCom and 30% for Solidum. Present values were adjusted by factors representing the percentage of completion for the project, which was estimated at 73% for ZettaCom and ranged from 40% to 95% for Solidum. In each case, the amount was determined by identifying research projects which had not yet proven to be technically feasible and did not have alternative future uses. Estimated future expenses were deducted and economic rents charged for the use of other assets.

Retention payments.    In connection with the ZettaCom acquisition, the Company entered into retention agreements with the former employees of ZettaCom who became IDT employees as part of the transaction. The agreements include approximately $3.7 million which may be paid out over the 18-30 months following the close of the acquisition. The retention payments are earned by the passage of time. As such, the Company records these amounts as compensation expense as they are incurred. During fiscal 2005, the Company recorded $1.8 million in expense related to retention obligations, $1.4 million of which was paid out during the year.

INTEGRATED DEVICE TECHNOLOGY, INC.

Notes to Consolidated Financial Statements—(Continued)

Note 4

Balance Sheet Detail

(in thousands)	April 3, 2005	March 28, 2004
Inventories
Raw materials	$3,980	$3,537
Work-in-process	22,863	20,984
Finished goods	10,488	8,224

	$37,331	$32,745

Property, Plant and Equipment, Net
Land	$16,914	$6,552
Machinery and equipment	832,958	816,623
Building and leasehold improvements	147,864	127,726

	997,736	950,901
Less: accumulated depreciation and amortization	(873,166)	(842,477)

	$124,570	$108,424

Long-Term Obligations
Deferred compensation related liabilities	$8,748	$7,996
Long-term portion of deferred revenue	1,265	6,595
Long-term portion of capital lease obligations	—	838
Long-term portion of software license obligation	664	—
Other	213	222

	$10,890	$15,651

Note 5

Restructuring and Asset Impairment

In fiscal 2005, as part of an effort to increase our profitability, we implemented reductions in force which included many of our operations including our wafer fabrication facility in Oregon. We recorded restructuring charges of $6.9 million, which primarily consisted of severance and related termination benefits related to reductions in force. The charges were incurred in the first, third and fourth quarters of fiscal 2005 and were recorded as cost of revenues of $3.2 million and operating expenses of $3.7 million. As part of the announced plan for the January 2005 reduction in force, a portion of the employees will remain with the Company over a retention period. During fiscal 2005, we recorded $0.9 million for retention and we anticipate recording an additional $1.5 million of retention costs over the next 12 months. We anticipate cash payments to be made in connection with the restructuring plan throughout fiscal 2006 and be substantially complete by then.

During the annual impairment review, the Company determined that existing technology related to the acquisition of Newave had become impaired, and recorded a $0.7 million charge to cost of revenues to adjust the existing technology to its estimated fair market value. Late in the year, the demand for the main part that supported the value of existing technology went away. As such, the remaining cash flows could not support the carrying value of the asset.

INTEGRATED DEVICE TECHNOLOGY, INC.

Notes to Consolidated Financial Statements—(Continued)

In addition, during fiscal 2005, we sold land and equipment from our Salinas wafer fabrication facility, which had been previously impaired as part of the fiscal 2002 impairment charges. As the proceeds from these sales exceeded the impaired value of the assets, we recorded credits of $2.5 million to restructuring, asset impairment and other.

During FY 2003, after three consecutive quarters in which revenues either improved or remained essentially unchanged from the immediately preceding period, revenue declined measurably in the third quarter of fiscal 2003. During the fourth quarter of fiscal 2003, taking this drop off into consideration as well as the persistent weak global and industry economic conditions, the Company revised its near and medium term revenue expectations downward significantly. The Company also reviewed corresponding key assumptions in its overall strategic business and manufacturing capacity plans. These material changes in the Company’s outlook and plans, which IDT was first able to quantify in the fiscal fourth quarter budgeting process, triggered an impairment review of its long-lived assets.

The Company’s impairment review indicated that estimated future undiscounted cash flows would not be sufficient to recover the carrying values of plant and equipment related to both its wafer fabrication facility in Hillsboro, Oregon and its offshore test and assembly plants. As a result, IDT recorded impairment charges of $107.9 million to write down these assets, which it continues to hold and use, to their estimated fair market values. Of the $107.9 million charge, $99.6 million was recorded as cost of sales and $8.3 million as research and development. Management is responsible for the estimated fair values utilized to record the asset impairment charges. Management considered a number of factors to estimate the fair values, including valuations and appraisals, when making these determinations.

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

During the same review, the Company also determined that certain intangible assets related to IDT’s acquisition of Newave, specifically existing technology, had also become impaired, and recorded a $13.5 million charge to cost of sales to adjust the existing technology to its estimated fair market value. The revenue estimates at the time of the acquisition were made when the market outlook was considerably more favorable. After seeing some strength late in fiscal 2002 and early in fiscal 2003, the Company’s revenues declined significantly in the third quarter of fiscal 2003. In the fourth quarter of fiscal 2003, in connection with the Company’s annual budget and planning process, the Company revised its outlook downward serving as a trigger for an impairment analysis. The Company continues generating cash flows from this asset.

Also in fiscal 2003, the Company incurred $5.8 million in restructuring charges related mainly to workforce reduction actions affecting substantially all organizations in the Company and taken as a result of continued weakness in the semiconductor industry. Of this amount, $2.3 million was specifically identified as restructuring and included as part of cost of revenues.

INTEGRATED DEVICE TECHNOLOGY, INC.

Notes to Consolidated Financial Statements—(Continued)

The following table shows the breakdown of the restructuring and asset impairment charges and the liability remaining as of April 3, 2005:

	Cost of goods sold			Operating expenses
(in thousands)	Restructuring, primarily severance	Asset impairment- PP&E	Asset impairment- intangible assets	Restructuring, primarily severance	Asset impairment- PP&E
FY 2003 charges	$2,441	$99,554	$13,500	$3,459	$8,329
Non-cash charges	—	(99,554)	(13,500)	(106)	(8,329)
Cash payments	(1,839)	—	—	(1,907)	—

Balance as of 3/30/03	602	—	—	1,446	—
FY 2004 charges	—	—	—	1,564	—
Non-cash charges	—	—	—	(180)	—
Cash payments	(602)	—	—	(2,598)	—

Balance as of 3/28/04	—	—	—	232	—
FY 2005 charges (credits)	3,187	(2,513)	731	3,751	—
Non-cash charges	—	—	(731)	—	—
Cash receipts (payments)	(1,904)	2,513		(2,460)	—

Balance as of 4/3/05	$1,283	$—	$—	$1,523	$—

Fiscal 2005 charges for asset impairment include the $0.7 million impairment of existing technology related to the Newave acquisition as well as credits of $2.5 million related to proceeds from the sales of land and equipment related to our Salinas facility which was previously impaired.

Assets held for sale in the amount of $0.4 million as of March 28, 2004, representing the estimated net realizable value of the remaining Salinas manufacturing assets, are included in prepayments and other current assets. During fiscal 2005, the Company sold the land and additional manufacturing equipment for net proceeds of $2.9 million. During fiscal 2004, the Company sold the building and a portion of the related manufacturing equipment for net proceeds of $10.6 million. Net proceeds from the sale of these assets are included in the Other assets caption of Consolidated Statements of Cash Flow.

Note 6

Debt

The Company had no short-term borrowings, other than the current portion of long-term debt, during the two fiscal years ended April 3, 2005. Information regarding the Company’s long-term obligations is presented below:

(in thousands)	April 3, 2005	March 28, 2004
Capital leases and equipment financing arrangements at rates ranging from 2.4% to 4.1%, with maturities through August 2005	$—	$5,551
Less: current portion	—	(4,713)

	$—	$838

During fiscal 2005, the Company executed lease buyout on all of its remaining capital leases. Obligations under capital leases and equipment financing arrangements were collateralized by the related assets. The Company leased total assets of approximately $27.9 million at March 28, 2004. Accumulated depreciation on these assets was approximately $27.5 million at March 28, 2004.

INTEGRATED DEVICE TECHNOLOGY, INC.

Notes to Consolidated Financial Statements—(Continued)

Note 7

Investments

Available-for-sale investments at April 3, 2005 were as follows:

(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agency securities	$252,495	$20	$(1,953)	$250,562
State and local government securities	7,650	—	(91)	7,559
Corporate debt instruments	243,045	315	(1,707)	241,653
Bank deposits	14,019	—	—	14,019
Money market instruments	53,074	—	—	53,074

Total available-for-sale investments	570,283	335	(3,751)	566,867
Less amounts classified as cash equivalents	174,395	—	—	174,395

Short-term investments	$395,888	$335	$(3,751)	$392,472

Available-for-sale investments at March 28, 2004 were as follows:

(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agency securities	$218,727	$794	$(13)	$219,508
State and local government securities	7,997	42	—	8,039
Corporate debt instruments	213,731	1,907	(39)	215,599
Auction rate securities (1)	16,300	—	—	16,300
Bank deposits	22,350	—	—	22,350
Money market instruments	121,468	—	—	121,468

Total available-for-sale investments	600,573	2,743	(52)	603,264
Less amounts classified as cash equivalents	202,039	88	(17)	202,110

Short-term investments	$398,534	$2,655	$(35)	$401,154

(1)	Prior to fiscal 2005, the Company classified its investment in auction rate securities as cash equivalents on the Consolidated Balance Sheets. In fiscal 2005, the Company has classified all investments in auction rate securities as short-term investments. To conform to current year presentation, the Company has reclassified $16.3 million of auction rate securities from cash equivalents to short-term investments for fiscal 2004. The impact on the Consolidated Statements of Cash Flows was an increase in cash used for investing activities of $10.2 million and $6.1 million for fiscal 2004 and 2003, respectively. The reclassification had no impact on the Consolidated Statements of Operations for any of the periods presented.

The cost and estimated fair value of available-for-sale investments at April 3, 2005, by contractual maturity, were as follows:

(in thousands)	Cost	Estimated Fair Value
Due in 1 year or less	$363,762	$362,852
Due in 1-2 years	161,984	160,213
Due in 2-5 years	44,537	43,802

Total investments in available for sale debt securities	$570,283	$566,867

INTEGRATED DEVICE TECHNOLOGY, INC.

Notes to Consolidated Financial Statements—(Continued)

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at April 3, 2005.

	Less than 12 months		12 months or Greater		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government agency securities	$180,766	$(1,748)	$13,396	$(205)	$194,162	$(1,953)
State and local government securities	7,558	(91)	—	—	7,558	(91)
Corporate debt instruments	130,051	(1,540)	7,953	(167)	138,004	(1,707)

Total	$318,375	$(3,379)	$21,349	$(372)	$339,724	$(3,751)

The unrealized losses on the Company’s investments in the obligations of these issuers were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at April 3, 2005.

The duration of the unrealized losses on available for sale securities at March 28, 2004 did not exceed 12 months.

The company sold available-for-sale securities, with a fair value at the date of sale of $306.8 million in fiscal 2005, $266.9 million in fiscal 2004 and $91.7 million in fiscal 2003. The gross realized gains on these sales totaled $0.4 million in fiscal 2005, $1.5 million in fiscal 2004 and $0.8 million in fiscal 2003. The gross realized losses on these sales totaled $0.7 million in fiscal 2005, $0.4 million in fiscal 2004, and $0 in fiscal 2003.

Note 8

Commitments and Guarantees

The Company leases most of its administrative facilities under operating leases which expire at various dates through fiscal 2013.

The Company’s wafer fabrication facility in Hillsboro, Oregon, was subject to a synthetic lease which was scheduled to expire in May 2005. The Company was required to maintain a deposit of $50.6 million with the lessor. In September 2002, the Company elected to terminate the lease and acquire the leased property, plant and equipment for approximately $64 million. The purchase price was funded primarily by the $50.6 million lease deposit. The Company no longer has any property, plant or equipment subject to synthetic leases.

As of April 3, 2005, aggregate future minimum commitments under all operating leases were as follows: $6.4 million (2006), $4.9 million (2007), $3.1 million (2008), $1.3 million (2009), $1.2 million (2010) and $1.4 million (2011 and thereafter). Lease expense for the years ended April 3, 2005, March 28, 2004 and March 30, 2003 totaled approximately $9.2 million, $9.6 million and $14.3 million, respectively.

The Company maintains a reserve for obligations it incurs under its product warranty program. The standard warranty period offered is one year, though in certain instances the warranty period may be extended to as long as two years. Management estimates the fair value of its warranty liability based on actual past warranty claims

INTEGRATED DEVICE TECHNOLOGY, INC.

Notes to Consolidated Financial Statements—(Continued)

experience, its policies regarding customer warranty returns and other estimates about the timing and disposition of product returned under the program. Historical warranty returns activity has been minimal and as a result the related reserve was $0.2 million and $0.5 million, as of April 3, 2005 and March 28, 2004, respectively.

As of April 3, 2005, the Company’s financial guarantees consisted of standby letters of credit which were primarily related to customs bonds requirements and workers’ compensation plans. The maximum amount of potential future payments under these arrangements was $2.5 million. The Company also has foreign exchange facilities used for hedging arrangements with a bank that allows the Company to enter into foreign exchange contracts totaling up to $60.0 million, all of which was available at April 3, 2005.

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

Note 9

Litigation

From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of patents and other intellectual property rights. The Company is not currently aware of any legal proceedings that the Company believes may have, individually or in the aggregate, a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

Note 10

Goodwill and Other Intangible Assets

Goodwill and identified intangible asset balances are summarized as follows:

	April 3, 2005
(in thousands)	Gross assets	Accumulated amortization	Net assets
Goodwill	$55,523	$—	$55,523

Identified intangible assets:
Existing technology	29,284	(5,945)	23,339
Trademark	2,240	(1,250)	990
Customer relationship	5,162	(1,387)	3,775
Non-compete agreement	3,309	(1,646)	1,663
Other	158	(113)	45

Subtotal, identified intangible assets	40,153	(10,341)	29,812

Total goodwill and identified intangible assets	$95,676	$(10,341)	$85,335

INTEGRATED DEVICE TECHNOLOGY, INC.

Notes to Consolidated Financial Statements—(Continued)

	March 28, 2004
(in thousands)	Gross assets	Accumulated amortization	Net assets
Goodwill	$40,218	$—	$40,218

Identified intangible assets:
Existing technology	8,986	(1,570)	7,416
Trademark	2,240	(930)	1,310
Customer relationship	3,452	(403)	3,049
Non-compete agreement	1,625	(834)	791
Other	63	(63)	—

Subtotal, identified intangible assets	16,366	(3,800)	12,566

Total goodwill and identified intangible assets	$56,584	$(3,800)	$52,784

Amortization expense for identified intangibles is summarized below:

(in thousands)	Fiscal 2005	Fiscal 2004	Fiscal 2003
Existing technology	4,375	1,324	3,390
Other identified intangibles	2,166	972	634

Total	$6,541	$2,296	$4,024

Changes to the carrying value of goodwill were as follows:

(in thousands)	Goodwill
March 30, 2003	$40,218
Additions	—

March 28, 2004	40,218
Additions	16,048
Adjustments	(743)

April 3, 2005	$55,523

At the end of fiscal 2005, the Company adjusted goodwill related to the ZettaCom acquisition as a result of a change in estimate on the Company’s lease impairment. As the Company was able to secure a sublease tenant for the former ZettaCom facility than had been estimated in the initial valuation, the Company recorded a $0.7 million adjustment to goodwill for the difference in lease impairment amounts.

Based on the identified intangible assets recorded at April 3, 2005, the future amortization expense of identified intangibles for the next five fiscal years is as follows (in thousands):

Year ending March,	Amount
2006	$6,920
2007	6,647
2008	5,989
2009	4,186
2010	3,025
Thereafter	3,045

Total	$29,812

INTEGRATED DEVICE TECHNOLOGY, INC.

Notes to Consolidated Financial Statements—(Continued)

The amounts allocated to existing technology are being amortized over an estimated useful life of seven years. Other identified intangibles are being amortized over estimated useful lives of two to seven years.

Goodwill is reviewed annually for impairment (or more frequently if indicators of impairment arise). The Company completed its annual impairment assessment in the fourth quarters of fiscal 2005, 2004 and 2003 and concluded that goodwill was not impaired. For purposes of these assessments, the Company identified six reporting units, IP-Co Processors, Flow Control Management Devices, Timing Solutions, Serial Switching, Telecom, and SRAM. Goodwill from ZettaCom was assigned to the Serial Switching unit, Newave to Telecom, and Solidum to IP-Co Processors. All goodwill and related impairment is included in the Communication and Timing products segment.

During the fourth quarters of fiscal 2005 and 2003, the Company recorded $0.7 million and $13.5 million, respectively, in impairment charges related to existing technology intangibles acquired as part of the Newave acquisition in fiscal 2001. In performing the overall impairment analysis for goodwill, the Company followed the guidance under paragraph 29 of SFAS 142, which requires long-lived assets, other than goodwill, be tested for impairment first and that the carrying amount of these assets be adjusted for impairment before testing goodwill. Accordingly, only after adjusting the carrying value of long-lived assets, due to their impairment, did the Company then test the goodwill noting no impairment.

Note 11

Stockholders’ Equity

Stock Option Plans.    Shares of common stock reserved for issuance under the Company’s stock option plans include 2,500,000 shares under the 2004 Equity Plan, 13,500,000 shares under the 1994 Employee Stock Option Plan, 23,500,000 shares under the 1997 Employee Stock Option Plan, and 108,000 shares under the 1994 Director Stock Option Plan. At April 3, 2005, a total of 9,868,849 options were available for issuance under these plans. Also outstanding and exercisable at April 3, 2005 were options initially granted under previous stock option plans which have not been canceled or exercised.

Under the plans, options are issued with an exercise price equal to the market price of the Company’s common stock on the date of grant, and the maximum option term is 10 years. Plan participants typically receive an initial grant that vests in annual and/or monthly increments over four years. Thereafter, participants generally receive a smaller annual grant which vests on the same basis as the initial grant.

In connection with the mergers with Quality Semiconductor Inc. (QSI) and Newave, the Company assumed the stock option plans of those companies. No additional options will be granted under these assumed plans.

Following is a summary of the Company’s stock option activity and related weighted average exercise prices for each category:

	Fiscal 2005		Fiscal 2004		Fiscal 2003
(shares in thousands)	Shares	Price	Shares	Price	Shares	Price
Beginning options outstanding	18,817	$13.13	9,552	$14.86	17,124	$24.24
Granted	3,722	12.05	11,993	12.40	5,384	16.33
Exercised	(1,230)	8.47	(1,491)	7.97	(751)	6.81
Canceled	(1,862)	15.42	(1,237)	25.61	(12,205)	29.16

Ending options outstanding	19,447	$13.00	18,817	$13.13	9,552	$14.86

Ending options exercisable	12,381	$13.04	10,408	$12.41	6,121	$13.91

INTEGRATED DEVICE TECHNOLOGY, INC.

Notes to Consolidated Financial Statements—(Continued)

Activity for fiscal 2003 includes options canceled and fiscal 2004 includes options granted in connection with the Company’s Voluntary Exchange Offer, as discussed below.

Following is summary information about stock options outstanding at April 3, 2005:

(shares in thousands)	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.43 – $ 7.06	577	1.30	$6.03	577	$6.03
7.13 – 10.62	3,178	2.63	8.11	2,356	7.65
10.78 – 10.80	5,894	5.19	10.80	5,129	10.80
10.85 – 11.95	3,725	5.42	11.38	1,163	11.10
12.00 – 18.31	3,436	5.06	14.78	1,392	16.85
18.56 – 95.94	2,637	4.20	25.30	1,764	27.33

$0.43 – $95.94	19,447	4.54	$13.00	12,381	$13.04

Employee Stock Purchase Plan.    The Company is authorized to issue up to 11,100,000 shares of its common stock under its 1984 Employee Stock Purchase Plan (ESPP). Under the ESPP, eligible domestic employees may purchase shares of IDT common stock at 85% of its fair market value on specified dates. Activity under the ESPP is summarized in the following table:

(shares in thousands)	Fiscal 2005	Fiscal 2004	Fiscal 2003
Number of shares issued	1,006	645	647
Average issuance price	$8.08	$9.51	$11.76
Number of shares available at year-end	1,553	2,559	1,332

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

Stock Repurchase Program.    During fiscal 2005, under a program authorized by the Board of Directors in October 2004, the Company repurchased 2.1 million shares of its common stock at an aggregate cost of $24.2 million. As of April 3, 2005, $25.8 million is available to purchase additional shares under the current stock repurchase program. Repurchases may be made from time to time in the open market and in negotiated transactions, including block transactions or accelerated stock repurchase transactions, at times and at prices considered appropriate by the Company. The repurchases were recorded as treasury stock and result in a reduction of stockholders’ equity. The repurchase program may be discontinued at any time. The stock repurchase program is intended to partially offset the exercise of common stock options by employees and the distribution of common stock through the Employee Stock Purchase Plan.

During fiscal 2003, under a program authorized by the Board of Directors in November 2000 and amended in December 2001, the Company repurchased 2.1 million shares of its common stock at an aggregate cost of $40.4 million. The repurchases were recorded as treasury stock and resulted in a reduction of stockholders’ equity.

INTEGRATED DEVICE TECHNOLOGY, INC.

Notes to Consolidated Financial Statements—(Continued)

Since the Company first began buying back its stock in fiscal 2001, the Company has repurchased a total of 9.1 million shares at an aggregate cost of $204.9 million.

Voluntary Exchange Offer.    During the third quarter of fiscal 2003, the Company completed a voluntary stock option exchange program for its eligible employees. The Company’s chief executive officer, president, board of directors and employees within certain non-U.S. jurisdictions were not eligible to participate in this program. Under the exchange offer program, IDT employees were given the opportunity to voluntarily exchange unexercised vested and unvested stock options previously granted to them that had an exercise price of $11.01 or more.

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

Note 12

Employee Benefits Plans

Under the Company’s profit sharing plan, substantially all employees are eligible for a designated percentage of profits. Profit sharing contributions totaled $1.4 million, $0.6 million and $0 in fiscal 2005, 2004 and 2003, respectively. Under another plan, the Company awards bonuses to executive officers and other key employees based on profitability and individual performance. As of April 3, 2005, $1.5 million was accrued under this plan. There were no amounts accrued under this plan in fiscal 2004 or fiscal 2003.

The Company sponsors a 401(k) retirement matching plan for qualified domestic employees. The Company recorded expenses of approximately $1.2 million, $0.6 million and $1.5 million in matching contributions under the plan in fiscal 2005, 2004 and 2003, respectively.

In fiscal 2001, the Company established a non-qualified deferred compensation plan, which allows executive officers and other key employees to defer salary, bonus and other compensation-related payments. The Company incurred costs for this plan for insurance, administrative, and other support costs of $0.5 million, $0.8 million and $0.5 million in fiscal 2005, 2004 and 2003, respectively.

INTEGRATED DEVICE TECHNOLOGY, INC.

Notes to Consolidated Financial Statements—(Continued)

Note 13

Income Taxes

The components of income (loss) before taxes and the provision (benefit) for income taxes were as follows:

	Fiscal Year Ended
(in thousands)	April 3, 2005	March 28, 2004	March 30, 2003
Income (loss) before taxes:
United States	$(5,056)	$53,419	$(174,689)
Foreign	18,409	(47,294)	(26,450)

Income (loss) before taxes	$13,353	$6,125	$(201,139)

Provision (benefit) for taxes:
Current:
United States	$(8,115)	$(2,038)	$—
State	(739)	32	—
Foreign	4,165	1,735	984

	(4,689)	(271)	984

Deferred:
United States	—	—	51,591
State	—	—	23,293
Foreign	4,709	—	889

	4,709	—	75,773

Provision (benefit) for taxes	$20	$(271)	$76,757

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of deferred tax assets and liabilities were as follows:

(in thousands)	April 3, 2005	March 28, 2004
Deferred tax assets:
Deferred income on shipments to distributors	$5,749	$7,427
Non-deductible accruals and reserves	6,617	5,857
Inventory related and other expenses	10,016	13,814
Net operating losses and credit carryforwards	183,828	169,713
Deferred licensing revenue	2,206	4,194
Equity earnings in affiliates	4,418	4,669
Depreciation and amortization	16,672	15,591
Other	6,973	4,952

	236,479	226,217

Deferred tax liabilities:
Purchased intangibles	(6,802)	(1,488)
US tax on earnings of foreign subsidiaries not permanently reinvested	(15,077)	(9,489)
Foreign tax on earnings of foreign subsidiaries not permanently reinvested	(4,709)	—

	(26,588)	(10,977)

Valuation allowance	(214,600)	(215,240)

Net deferred tax liabilities	$(4,709)	$—

INTEGRATED DEVICE TECHNOLOGY, INC.

Notes to Consolidated Financial Statements—(Continued)

For fiscal 2005, the Company reduced its computed deferred tax rate used to compute deferred taxes, from 37.9% to 37.2%. The lower rate primarily reflects a change made to the Oregon income tax apportionment factor rules.

In the fourth quarter of fiscal 2003, the Company established a full valuation allowance against its net deferred tax assets because management could not conclude it was more likely than not that these deferred tax assets would be realized. Management reached this decision based on judgment, which included consideration of historical losses and projections of future profits with substantially more weight being placed on recent losses than any projections of future profitability. For the same reasons, this full valuation allowance continued through fiscal 2005 excluding a deferred tax liability of $4.7 million, which relates to expected tax withholding from future earnings distributions from the Company’s manufacturing subsidiary in the Philippines.

During fiscal 2005, the valuation allowance for deferred tax assets decreased by $0.5 million from the end of fiscal 2004. As of April 3, 2005 and March 28, 2004, $46.3 million and $47.5 million of the valuation allowance for deferred tax assets is attributable to stock option deductions arising from activity under the Company’s stock option plans, the benefits of which will increase capital in excess of par value when realized. Approximately $24.8 million of valuation allowance at the end of fiscal 2005 will be allocated to reduce goodwill or other non-current intangible assets, when realized, from companies IDT has acquired.

A reconciliation between the statutory U.S. income tax rate of 35% and the effective rate is as follows:

	Fiscal Year Ended
(in thousands)	April 3, 2005	March 28, 2004	March 30, 2003
Provision (benefit) at 35% U.S. statutory rate	$4,673	$2,144	$(70,399)
Differences in U.S. and foreign taxes	2,734	17,559	6,068
Extraterritorial income exclusion	(945)	(2,170)	(2,166)
Non-deductible, acquisition related costs	793	503	1,245
State tax, net of federal benefit	26	28	—
Valuation allowance recorded against previously recognized deferred tax assets	—	—	75,773
Net operating losses and tax credits not benefited/(benefited)	(4,954)	(16,889)	66,449
Refunds received from prior years amended returns	—	(2,038)	—
Partial settlement of IRS audit	(7,070)	—	—
Withholding on foreign subsidiary earnings not permanently reinvested	4,709	—	—
Other	54	592	(213)

Provision (benefit) for taxes	$20	$(271)	$76,757

Under Malaysian law, in fiscal 2005 and in past years, the Company generated certain tax incentive benefits to reduce its local tax obligations below the normal 28% statutory rate. The Company’s manufacturing subsidiary in the Philippines operated under a tax holiday which expired at the end of July 2003, subsequent to which earnings were taxed at 5.0% instead of the 32% statutory rate.

The Company’s intention is to permanently reinvest a portion of its foreign subsidiary earnings, while it intends to remit as a dividend to its U.S. parent company, at some future date, the remainder of these earnings. Accordingly, U.S. taxes have not been provided on approximately $78.4 million of permanently reinvested foreign subsidiary earnings, excluding the cumulative loss of the Company’s cost sharing subsidiary in the

INTEGRATED DEVICE TECHNOLOGY, INC.

Notes to Consolidated Financial Statements—(Continued)

Caymans. U.S. taxes have been provided, pursuant to APB Opinion No. 23, on $40.5 million of foreign subsidiary earnings that are intended to be remitted as a dividend at some future date. Tax expense of $4.7 million, related to expected Philippine tax withholding from future earnings distributions from the Company’s manufacturing subsidiary in the Philippines, was recorded in fiscal 2005 in connection with the decision that the facility will be closed in fiscal 2006. Upon distribution of foreign subsidiary earnings in the form of dividends or otherwise, the Company will be subject to both U.S. income taxes and various foreign country withholding taxes.

As of April 3, 2005, the Company had federal net operating loss carryforwards of approximately $253.8 million. In addition, the Company had total net operating loss carryforwards for all states of $144.8 million. The federal net operating loss carryforward will expire in various fiscal years from 2012 through 2024 if not utilized. The state net operating loss carryforward will expire in various fiscal years from 2013 through 2024 if not utilized. In addition, the Company had approximately $41.0 million of federal research and development tax credit carryforward, $1.2 million of foreign tax credit carryforward, and $3.3 million of federal alternative minimum tax credit carryforward. The federal research tax credit carryforward will expire from fiscal years 2008 through 2025 if not utilized and the foreign tax credit carryforward will expire from fiscal years 2010 to 2015 if not utilized. The Company also had available approximately $38.3 million of state income tax credit carryforward, $0.7 million of which will expire in various years between fiscal years 2006 and 2012 if not utilized. The Company also had Canadian federal investment tax credits of $2.3 million, which will expire in various fiscal years from 2006 to 2015, if not utilized. In addition, the Company also has Canadian federal and provincial net operating loss carryforwards of approximately $18.2 million and $17.1 million, respectively, which will expire in various fiscal years from 2006 through 2009 if not utilized. The Company had Canadian federal and provincial scientific research and experimental development expenditure carryforwards of approximately $8.1 and $10.4 million.

Examination by the Internal Revenue Service (IRS) of the Company’s income tax returns for fiscal 2000 through fiscal 2002 began in fiscal 2003. Shortly after the end of fiscal 2005, the IRS extended their audit to include fiscal 2003 and 2004. During fiscal 2005, as a result of a partial settlement with the IRS pertaining to its ongoing audit, previously provided tax reserves of $7.1 million were reversed as they were no longer required. The examination by the IRS of the Company’s income tax returns for fiscal 2000 – 2004 is not complete. Management believes that the ultimate resolution of these examinations will not have any material adverse impact on the Company’s financial condition or results of operations.

Note 14

Segments

The Company operated in two segments during fiscal 2005, 2004 and 2003: (1) Communications and Timing Products and (2) SRAMs. The Communications and Timing Products segment includes network search engines, switching solutions, integrated communications processors, flow-control management devices, FIFOs, multi-ports, telecommunications products, timing solutions, PC clocks, DIMM support products, and digital logic products. The SRAMs segment consists of high-speed SRAMs.

The accounting policies for segment reporting are the same as for the Company as a whole. IDT evaluates segment performance on the basis of operating profit or loss, which excludes restructuring, asset impairment, acquisition-related and other similar costs, equity investment gains/(losses), interest expense, interest and other income, and taxes. There are no inter-segment revenues to be reported. IDT does not identify or allocate assets by operating segment, nor does the CEO, as chief operating decision maker, evaluate groups on the basis of these criteria.

INTEGRATED DEVICE TECHNOLOGY, INC.

Notes to Consolidated Financial Statements—(Continued)

Products in the SRAM segment have primarily commodity characteristics, including high unit sales volumes and lower ASP’s and gross margins. Unit sales of products in the Communications and Timing Product segment, with the exception of logic devices, tend to be lower than those in the SRAM segment, but generally have higher ASP’s and margins.

The tables below provide information about the reportable segments for fiscal 2005, 2004 and 2003.

Segment Revenues

	Fiscal Year Ended
(in thousands)	April 3, 2005	March 28, 2004	March 30, 2003
Communications and Timing Products	$329,085	$292,669	$292,495
SRAMs	61,555	52,774	51,383

Total revenues	$390,640	$345,443	$343,878

Segment Profit (Loss)

	Fiscal Year Ended
(in thousands)	April 3, 2005	March 28, 2004	March 30, 2003
Communications and Timing Products operating profit (loss)	$45,104	$29,235	$(25,875)
SRAM’s operating loss	(19,521)	(32,658)	(44,831)
Restructuring and asset impairment	(5,156)	(1,564)	(127,159)
Amortization of intangible assets	(6,541)	(2,296)	(4,024)
Amortization of deferred stock-based compensation	(565)	(1,438)	(2,257)
Acquisition-related contingent consideration	—	—	(1,300)
Acquisition-related costs	(2,037)	—	—
Facility closure costs	(291)	(1,065)	(4,992)
Acquired in-process R&D	(1,830)	(264)	(2,670)
Income tax refund	5,617	—	—
Other	(857)	(330)	—
Gains (losses) on equity investments, net	(12,831)	3,151	(6,557)

Interest expense	(102)	(344)	(514)
Interest income and other, net	12,363	13,698	19,040

Income (loss) before income taxes	$13,353	$6,125	$(201,139)

The Company’s significant operations outside of the United States include manufacturing facilities in Malaysia and the Philippines, design centers in Canada, China and Australia, and sales subsidiaries in Japan, Asia Pacific and Europe. Revenues from unaffiliated customers by geographic area, based on the customers’ shipment locations, were as follows:

	Fiscal Year Ended
(in thousands)	April 3, 2005	March 28, 2004	March 30, 2003
Americas	$125,156	$100,215	$128,637
Europe	63,925	55,188	64,480
Japan	56,067	54,672	47,583
Asia Pacific	145,492	135,368	103,178

Total revenues	$390,640	$345,443	$343,878

INTEGRATED DEVICE TECHNOLOGY, INC.

Notes to Consolidated Financial Statements—(Continued)

The Company’s long-lived assets consist primarily of property, plant and equipment, which are summarized below by geographic area:

(in thousands)	April 3, 2005	March 28, 2004
United States	$99,336	$85,597
Malaysia	12,711	8,631
Philippines	9,921	10,520
All other countries	2,602	3,676

Total property, plant and equipment, net	$124,570	$108,424

Note 15

Derivative Financial Instruments

As a result of its significant international operations, sales and purchase transactions, the Company is subject to risks associated with fluctuating currency exchange rates. The Company may use derivative financial instruments to hedge these risks when instruments are available and cost effective in an attempt to minimize the impact of currency exchange rate movements on its operating results and on the cost of capital equipment purchases. The Company may enter into hedges of forecasted transactions when the underlying transaction is highly probable and reasonably certain to occur within the subsequent twelve months. Examples of these exposures would include forecasted expenses of a foreign manufacturing plant, design center or sales office. The Company may additionally enter into a derivative to hedge the foreign currency risk of a capital equipment purchase if the capital equipment purchase order is executed and designated as a firm commitment. The Company does not enter into derivative financial instruments for speculative or trading purposes. There were no hedges of forecasted transactions or firm commitments during fiscal 2005, 2004 and 2003.

The Company also utilizes currency forward contracts to hedge currency exchange rate fluctuations related to certain short term foreign currency assets and liabilities. Gains and losses on these undesignated derivatives offset gains and losses on the assets and liabilities being hedged and the net amount is included in earnings. An immaterial amount of net gains and losses were included in earnings during fiscal 2005, 2004 and 2003.

Besides foreign exchange rate exposure, the Company’s cash and investment portfolios are subject to risks associated with fluctuations in interest rates. While the Company’s policies allow for the use of derivative financial instruments to hedge the fair values of such investments, the Company has yet to enter into this type of hedge.

Note 16

Gain (Loss) on Equity Investments, Net

In the first quarter of fiscal 2005, the Company recorded an impairment charge of $12.8 million related to our investment in NetLogic Microsystems. On July 8, 2004, NetLogic completed an initial public offering at an initial offering price of $12 per share. IDT was included in the offering as a selling shareholder. The IPO pricing, less related commissions, implied the investment was worth less than its carrying value. Based in part on the relative magnitude of the decline in value, the Company concluded that there was an other-than-temporary impairment on the investment at June 27, 2004 and accordingly, recorded an impairment charge to adjust the carrying value down to its estimated net realizable value. During the second quarter of fiscal 2005, the Company sold its investment at the previously written down value. At March 28, 2004, this investment, which was accounted for on the cost basis, was classified in Other Assets at a value of $30.0 million.

INTEGRATED DEVICE TECHNOLOGY, INC.

Notes to Consolidated Financial Statements—(Continued)

During the second quarter of fiscal 2004, the Company sold its remaining shares in PMC-Sierra Inc. (PMC) and recorded a $3.2 million, net gain. During the second quarter of fiscal 2003, the Company recorded a $6.6 million pretax charge related to its investment in PMC. The charge represented what the Company considered to be an other-than-temporary decline in the aggregate market value of its PMC investment.

Note 17

Sales Tax Refund

During the fourth quarter of fiscal 2005, the Company received a sales tax refund from the state of California of $5.6 million related to the Manufacturers Investment Credit (MIC). As this amount was originally recorded in connection with capital purchases in manufacturing and R&D, we allocated the credit back to cost of revenues and R&D expense based on a ratio consistent with the purchases in the years to which the credit applied. Of the total $5.6 million, $4.2 million was recorded as a credit to cost of revenues and $1.4 million as a credit to R&D.

Note 18

Subsequent Event

On April 14, 2005 the Company announced its plans to consolidate its assembly and test operations and outsource a portion of its assembly operations. Under the plan the Company will close its assembly and test facility in Manila, the Philippines, which will result in a reduction in force of approximately 750 employees. The plan includes transferring the test and finish work currently performed at the Manila facility to the Company’s assembly and test facility in Penang, Malaysia at or around the end of June 2005 and transferring the assembly work currently performed at the Manila facility and certain assembly equipment to third party sub-contractors at or around the end of September 2005. As part of the announcement, employees will receive severance payments in accordance with the local Philippine labor code. Employees will also receive additional consideration, which will be based on their years of service to the Company and contingent upon their continued employment through the plant closure date.

SUPPLEMENTARY FINANCIAL INFORMATION (UNAUDITED)

QUARTERLY RESULTS OF OPERATIONS

	Fiscal Year Ended April 3, 2005
(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$101,307	$96,671	$95,658	$97,004
Gross profit	53,155	50,009	45,612	46,722
Net income (loss)	(5,047)	8,853	3,348	6,179
Basic net income (loss) per share	(0.05)	0.08	0.03	0.06
Diluted net income (loss) per share	(0.05)	0.08	0.03	0.06

	Fiscal Year Ended March 28, 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$83,045	$80,777	$87,100	$94,521
Gross profit (loss)	34,321	38,576	41,475	46,456
Net loss	(4,752)	1,150	2,340	7,658
Basic net income (loss) per share	(0.05)	0.01	0.02	0.07
Diluted net income (loss) per share	(0.05)	0.01	0.02	0.07

During fiscal year 2005, the Company recorded restructuring and impairment charges of $0.7 million, $0.4 million and $5.8 million in the first, third and fourth quarters of fiscal 2005, respectively. In addition, we recorded credits to restructuring and impairment as the proceeds from the sale of land and equipment exceeded the impaired value of the assets. These credits of $0.2 million, $1.6 million, $0.1 million, and $0.6 million in the first, second, third and fourth quarters of fiscal 2005, respectively. The first quarter includes a $12.8 million other-than-temporary impairment loss in connection with the sale of the Company’s investment in NetLogic Microsystems. The first quarter also includes a $1.7 million IPR&D charge in connection with the acquisition of ZettaCom, Inc. The third quarter includes an additional IPR&D charge related to a follow-on payment made in connection with the acquisition of certain technologies from IBM in fiscal 2004.

During fiscal year 2004, the Company recorded restructuring charges of $0.6 million, $0.8 million, and $0.2 million in the first, second, and third quarters, respectively. The second quarter includes a $3.2 million gain recorded in connection with the sale of our remaining shares of PMC and the third quarter includes a $0.3 million IPR&D charge in connection with the acquisition of technology from IBM.

During fiscal year 2003, the Company recorded restructuring and asset impairment charges of $0.5 million, $1.9 million and $124.8 million in the first, third and fourth quarters, respectively. The second quarter includes an other than temporary impairment charge of $6.6 million on the Company’s investment in PMC and the third quarter includes a $2.7 million IPR&D charge in connection with the acquisition of Solidum. IDT also recorded a 100% tax valuation allowance of $88.7 million against its net Deferred Tax Assets in the fourth quarter of fiscal 2003.

For further discussion of these and other items, see Item 7. Management’s Discussion and Analysis and Item 8. Notes to Consolidated Financial Statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the company’s internal control over financial reporting as of April 3, 2005. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework.

Based on our assessment using those criteria, we concluded that our internal control over financial reporting was effective as of April 3, 2005.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of April 3, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8 of this Annual Report on Form 10-K.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item with respect to the Company’s Directors is incorporated herein by reference from the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended April 3, 2005 and the information required by this item with respect to the Company’s executive officers is incorporated herein by reference from the section entitled “Executive Officers of the Registrant” in Part I, Item 4A of this Report.

The information concerning compliance with Section 16 of the Securities Exchange Act of 1934 is incorporated herein by reference from the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders. We have adopted a written code of business ethics that applies to all of our employees and to our Board of Directors. A copy of the code is available on our website at http://www.idt.com. If we make any substantive amendments to the code of business ethics or grant any waiver from a provision of the code of business ethics to any of our directors or officers, we will promptly disclose the nature of the amendment or waiver on our website.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference from the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated herein by reference from the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference from the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference from the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements. See “Index to Consolidated Financial Statements” under Item 8 of this Annual Report.

2. Financial Statement Schedules. See Schedule II, “Valuation and Qualifying Accounts,” included with this Annual Report.

3. Exhibits. The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this report.

Exhibit No.	Description
2.1*	Agreement and Plan of Reorganization dated as of October 1, 1996, by and among the Company, Integrated Device Technology Salinas Corp. and Baccarat Silicon, Inc. (previously filed as Exhibit 2.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 1996).

2.2*	Agreement of Merger dated as of October 1, 1996, by and among the Company, Integrated Device Technology Salinas Corp. and Baccarat Silicon, Inc. (previously filed as Exhibit 2.2 to the Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 1996).

2.3*	Agreement and Plan of Merger, dated as of November 1, 1998, by and among the Company, Penguin Acquisition, Inc. and Quality Semiconductor, Inc. (previously filed as Exhibit 2.03 to the Registration Statement on Form S-4 filed on March 24, 1999).

3.1*	Restated Certificate of Incorporation (previously filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended October 2, 2000).

3.2*	Certificate of Amendment of Restated Certificate of Incorporation (previously filed as Exhibit 3(a) to the Registration Statement on Form 8 dated March 28, 1989).

3.3*	Certificate of Amendment of Restated Certificate of Incorporation (previously filed as Exhibit 4.3 to the Registration Statement on Form S-8 (File Number 33-63133) filed on October 2, 1995).

3.4*	Certificate of Designations specifying the terms of the Series A Junior Participating Preferred Stock of IDT, as filed with the Secretary of State of Delaware (previously filed as Exhibit 3.6 to the Registration Statement on Form 8-A filed December 23, 1998).

3.5*	Bylaws of the Company, as amended and restated effective December 21, 1998 (previously filed as Exhibit 3.2 to the Quarterly Report on Form 10-Q for the fiscal quarter ended December 27, 1998).

4.1*	Rights Agreement dated December 21, 1998 between the Company and BankBoston, N.A., as Rights Agent (previously filed as Exhibit 4.1 to the Registration Statement on Form 8-A filed December 23, 1998).

10.1*	Second Amendment to Lease dated September 1999 between the Company and Morton and Jeanette Rude Trust relating to 2975 Stender Way, Santa Clara, California (previously filed as Exhibit 10.1 to the Annual Report on Form 10-K for the fiscal year ended April 2, 2000).

10.2*	Third Amendment to Lease dated August 1999 between the Company and Spieker Properties L.P. relating to 3001 Stender Way, Santa Clara, California (previously filed as Exhibit 10.2 to the Annual Report on Form 10-K for the fiscal year ended April 2, 2000).
10.3*	Lease dated September 1999 between the Company and S.I. Hahn LLC relating to 2972 Stender Way, Santa Clara, California (previously filed as Exhibit 10.3 to the Annual Report on Form 10-K for the fiscal year ended April 2, 2000).

Exhibit No.	Description
10.4*	Amended and Restated 1984 Employee Stock Purchase Plan, as amended through August 27, 1998 (previously filed as Exhibit 4.10 to the Registration Statement on Form S-8 (File Number 333-64279) filed on September 25, 1998).**

10.5*	1994 Stock Option Plan, as amended as of September 22, 2000 (previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2000).**

10.6*	1994 Directors Stock Option Plan and related documents (previously filed as Exhibit 10.18 to the Quarterly Report on Form 10-Q for the fiscal quarter ended October 2, 1994).**

10.7*	Form of Indemnification Agreement between the Company and its directors and officers (previously filed as Exhibit 10.68 to Annual Report on Form 10-K for the fiscal year ended April 2, 1989).**

10.8*	Technology License Agreement between the Company and MIPS Technologies, Inc (previously filed as Exhibit 10.8 to the Annual Report on Form 10-K for the fiscal year ended March 28, 1999). (Confidential Treatment Granted).

10.10*	Master Distributor Agreement dated August 26, 1985 between the Company and Hamilton/Avnet Electronics, Division of Avnet, Inc. (previously filed as Exhibit 10.54 to the Registration Statement on Form S-1 (File Number 33-3189))

10.12*	1995 Executive Performance Plan (previously filed as Exhibit 10.22 to the Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 1995).**

10.13*	Form of Change of Control Agreement between the Company and certain of its officers **

10.14*	Lease dated December 2002 between the Company and LaGuardia Associates relating to 710 LaGuardia Street, Salinas, California.

10.15*	Registration Rights Agreement dated as of October 1, 1996 among the Company, Carl E. Berg and Mary Ann Berg (previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the Fiscal Quarter Ended December 29, 1996).

10.16*	1997 Stock Option Plan (previously filed as Exhibit 10.23 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002.

10.17*	Purchase and Sale Agreement and Joint Escrow Instructions between the Company and Cadence Design Systems, Inc., dated December 1998 (previously filed as Exhibit 10.27 to the Registration Statement on Form S-4 as filed on March 24, 1999).

10.18*	Distributor Agreement dated June 22, 2000 between the Company and Arrow Electronics, Inc. (previously filed as Exhibit 10.18 to the Annual Report on Form 10-K for the fiscal year ended April 1, 2001). ***

10.19*	Agreement For Purchase And Sale Of Real Property Between Baccarat Silicon, Inc. and Dan Caputo Co. dated August 5, 2003 (previously filed as Exhibit 10.19 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2003).

10.20*	Lease between the Company and S.I. Hahn, LLC dated February 2000 relating to 2901 Coronado Drive, Santa Clara, California (previously filed as Exhibit 10.20 to the Annual Report on Form 10-K for the fiscal year ended April 2, 2000).

10.21*	Non-Qualified Deferred Compensation Plan effective November 1, 2000 (previously filed as Exhibit 10.21 to the Annual Report on Form 10-K for the fiscal year ended April 1, 2001).**
10.22*	Employment Contract between IDT and Gregory Lang (previously filed as Exhibit 10.22 to the Quarterly Report on Form 10-Q for the fiscal quarter ended December 30, 2001.**

Exhibit No.	Description

10.23*	Master purchase agreement between Cisco Systems, Inc. and Integrated Device Technology, Inc. dated May 7, 2003 (previously filed as exhibit 10.24 to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2003). ***

10.24*	1984 Employee Stock Purchase Plan, as amended and restated effective September 29, 2003 (previously filed as exhibit 10.25 to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2003).**

10.25*	2004 Equity Plan (previously filed as exhibit 10.25 to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 2004) **

10.26	Agreement For Purchase And Sale Of Real Property Between the Company and Electroglas, Inc. dated December 16, 2004

21.1	Subsidiaries of the Company.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, dated June 14, 2005.

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, dated June 14, 2005.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit was previously filed with the Commission as indicated and is incorporated herein by reference.
**	This exhibit is a management contract or compensatory plan or arrangement.
***	Confidential treatment has been requested for certain portions of this document pursuant to an application for confidential treatment sent to the Securities and Exchange Commission (SEC). Such portions have been redacted and marked with a triple asterisk. The non-redacted version of this document has been sent to the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRATED DEVICE TECHNOLOGY, INC. Registrant

June 14, 2005	By:	/s/ GREGORY S. LANG
Gregory S. Lang
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ GREGORY S. LANG Gregory S. Lang	Chief Executive Officer, President and Director (Principal Executive Officer)	June 14, 2005

/s/ CLYDE R. HOSEIN Clyde R. Hosein	Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	June 14, 2005

/s/ JOHN C. BOLGER John C. Bolger	Director	June 14, 2005

/s/ KENNETH KANNAPPAN Kenneth Kannappan	Chairman of the Board and Director	June 14, 2005

/s/ JOHN SCHOFIELD John Schofield	Director	June 14, 2005

/s/ DAVE ROBERSON Dave Roberson	Director	June 14, 2005

/s/ RONALD SMITH Ronald Smith	Director	June 14, 2005

SCHEDULE II

INTEGRATED DEVICE TECHNOLOGY, INC.

VALUATION AND QUALIFYING ACCOUNTS

(dollars in thousands)	Balance at Beginning of Period	Additions Charged (Credited) to Costs and Expenses	Charged (Credited) to Other Accounts	Deductions and Write-offs	Balance at End of Period
Allowance for returns and doubtful accounts
Year ended March 30, 2003 (1)	$2,848	$(839)	$1,065	$(1,467)	$1,607
Year ended March 28, 2004 (1)	1,607	117	701	(760)	1,665
Year ended April 3, 2005 (1)	1,665	(338)	1,646	(1,556)	1,417
Tax valuation allowance
Year ended March 30, 2003 (2)	$61,989	$172,962	$10,580	$—	$245,531
Year ended March 28, 2004 (2)	245,531	(30,291)	—	—	215,240
Year ended April 3, 2005 (2)	215,240	(9,346)	8,864	—	214,758

(1)	Balance as of the end of fiscal 2005, 2004, and 2003 includes both the allowance for doubtful accounts and the sales returns reserve. Amounts recorded to the allowance for doubtful accounts are included above in the “Charged (Credited) to Costs and Expenses” column as the charges are included in the SG&A expense caption of the consolidated statement of operations. Amounts recorded to the sales return reserve are included in the “Charged (Credited) to Other Accounts” as the charges are taken against the revenue line item on the consolidated statement of operations.
(2)	Balance as of the end of fiscal 2005, 2004 and 2003 includes approximately $46.3 million, $47.5 million and $48.3 million, respectively, for deferred tax assets that are attributable to stock option deductions arising from activity under the Company’s stock option plans, the benefits of which will increase capital in excess of par value when realized. In addition, $24.8 million of valuation allowance at the end of fiscal 2005 will be allocated to reduce goodwill or other non-current intangible assets, when realized, from companies IDT has acquired. This activity is reported above in the “Charged (Credited) to Other Accounts” column.