Form 10-Q
period 2005-07-03
INTEGRATED DEVICE TECHNOLOGY INC
filed 2005-08-11
CIK 703361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File No. 0-12695

INTEGRATED DEVICE TECHNOLOGY, INC.

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	94-2669985
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

6024 SILVER CREEK VALLEY ROAD, SAN JOSE, CALIFORNIA	95138
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (408) 284-8200

2975 STENDER WAY, SANTA CLARA, CALIFORNIA, 95054

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

The number of outstanding shares of the registrant’s Common Stock, $.001 par value, as of July 29, 2005, was approximately 107,879,393.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTEGRATED DEVICE TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three months ended
	July 3, 2005	June 27, 2004
Revenues	$93,838	$101,307

Cost of revenues	51,145	48,152

Gross profit	42,693	53,155

Operating expenses:

Research and development	27,456	26,001
Selling, general and administrative	19,061	19,387
Acquired in-process research and development	—	1,736

Total operating expenses	46,517	47,124

Operating income (loss)	(3,824)	6,031

Other-than-temporary impairment loss on investments	(1,705)	(12,831)
Interest expense	(11)	(47)
Interest income and other, net	3,902	2,505

Loss before income taxes	(1,638)	(4,342)
Provision (benefit) from income taxes	(8,218)	705

Net income (loss)	$6,580	$(5,047)

Basic net income (loss) per share	$0.06	$(0.05)
Diluted net income (loss) per share	$0.06	$(0.05)

Weighted average shares:
Basic	106,474	106,026
Diluted	108,058	106,026

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED; IN THOUSANDS)

	July 3, 2005	April 3, 2005
Assets
Current assets:
Cash and cash equivalents	$266,563	$188,761
Short-term investments	333,758	392,472
Accounts receivable, net	49,915	52,948
Inventories, net	37,318	37,331
Prepayments and other current assets	11,696	11,292

Total current assets	699,250	682,804

Property, plant and equipment, net	120,949	124,570
Goodwill	55,523	55,523
Acquisition-related intangibles	28,083	29,812
Other assets	9,504	9,431

Total assets	$913,309	$902,140

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$25,901	$18,726
Accrued compensation and related expenses	14,041	15,293
Deferred income on shipments to distributors	17,283	19,478
Income taxes payable	16,644	25,722
Deferred license revenue	4,746	4,746
Other accrued liabilities	14,213	15,460

Total current liabilities	92,828	99,425

Deferred tax liability	4,709	4,709
Long-term obligations	10,769	10,890

Total liabilities	108,306	115,024

Stockholders’ equity:
Common stock and additional paid-in capital	853,058	843,529
Treasury stock	(204,909)	(204,909)
Retained earnings	157,072	150,492
Accumulated other comprehensive loss	(218)	(1,996)

Total stockholders’ equity	805,003	787,116

Total liabilities and stockholders’ equity	$913,309	$902,140

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED; IN THOUSANDS)

	Three months ended
	July 3, 2005	June 27, 2004
Operating activities
Net income (loss)	$6,580	$(5,047)
Adjustments:
Depreciation	13,499	12,712
Amortization of intangible assets	1,729	1,273
Acquired in-process research and development	—	1,736
Merger-related stock-based compensation	—	279
Other-than-temporary impairment loss on investments	1,705	12,831
Changes in assets and liabilities (net of amounts acquired):
Accounts receivable	3,033	(6,635)
Inventories, net	13	(5,740)
Prepayments and other assets	(343)	1,760
Accounts payable	7,083	2,683
Accrued compensation and related expenses	(1,252)	5,832
Deferred income on shipments to distributors	(2,195)	3,902
Income taxes payable	(9,078)	384
Other accrued liabilities	(1,181)	447

Net cash provided by operating activities	19,593	26,417

Investing activities
Purchases of property, plant and equipment	(10,154)	(15,132)
Cash paid for acquisition of ZettaCom, net of cash acquired	—	(34,375)
Purchases of short-term investments	(12,652)	(178,223)
Proceeds from sales and maturities of short-term investments	72,208	136,886
Purchases of technology and other investments, net	—	(2,100)

Net cash provided by (used for) for investing activities	49,402	(92,944)

Financing activities
Issuance of common stock	9,529	1,238
Payments on capital leases and other debt	—	(3,946)

Net cash provided by (used for) financing activities	9,529	(2,708)

Effect of exchange rates on cash and cash equivalents	(722)	(33)

Net increase (decrease) in cash and cash equivalents	77,802	(69,268)
Cash and cash equivalents at beginning of period	188,761	207,060

Cash and cash equivalents at end of period	$266,563	$137,792

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Integrated Device Technology, Inc. (IDT or the Company) contain all adjustments (which include only normal, recurring adjustments) that are, in the opinion of management, necessary to present fairly the interim financial information included therein. Certain prior period balances have been reclassified to conform to the current period presentation. All references are to the Company’s fiscal quarters ended July 3, 2005 (Q1 2006), April 3, 2005 (Q4 2005) and June 27, 2004 (Q1 2005), unless otherwise indicated.

These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended April 3, 2005. The results of operations for the three-month period ended July 3, 2005 are not necessarily indicative of the results to be expected for the full year.

On June 15, 2005, the Company entered into an Agreement and Plan of Merger with Integrated Circuit Systems, Inc. (ICS). The amounts included herein, including forward-looking statements, do not include any effects of the pending merger. The Company has filed a registration statement on Form S-4, and IDT and ICS have filed a related joint proxy statement/prospectus, in connection with the proposed merger transaction involving IDT and ICS. Investors and security holders are urged to read the registration statement on Form S-4 and the related joint proxy/prospectus because they contain important information about the proposed merger transaction.

Note 2

Net Income (Loss) Per Share

Net income (loss) per share has been computed using weighted-average common shares outstanding in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share.”

	Three months ended
(in thousands)	July 3, 2005	June 27, 2004
Weighted average common shares outstanding	106,474	106,026
Dilutive effect of employee stock options	1,584	—

Weighted average common shares outstanding, assuming dilution	108,058	106,026

Net loss per share for the three month period ended June 27, 2004 is based only on weighted average shares outstanding. Stock options based equivalent shares for this period of 4.3 million were excluded from the calculation of diluted earnings per share as their effect would be antidilutive in a net loss period. Employee stock options to purchase 8.0 million for the three month period ended July 3, 2005 were outstanding, but were excluded from the calculation of diluted earnings per share because the exercise price of the stock options was greater than the average share price of the common shares and therefore, the effect would be antidilutive.

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

	Three months ended
(in thousands, except per share data)	July 3, 2005	June 27, 2004
Reported net income (loss)	$6,580	$(5,047)
Add: Stock-based compensation included in reported net income (loss)	—	279
Deduct: Stock-based employee compensation expense determined under a fair-value based method for all awards (1)	(6,675)	(11,644)

Pro forma net loss	$(95)	$(16,412)

Pro forma net loss per share:
Basic	$0.00	$(0.15)
Diluted	$0.00	$(0.15)
Reported net income (loss) per share:
Basic	$0.06	$(0.05)
Diluted	$0.06	$(0.05)

(1)	Assumes a zero tax rate for each period presented as we have a full valuation allowance.

Note 4

Recent Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations.” Interpretation No. 47 clarifies that an entity must record a liability for a “conditional” asset retirement obligation if the fair value of the obligation can be reasonably estimated. Interpretation No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. Interpretation No. 47 is effective no later than the end of the fiscal year ending after December 15, 2005. The Company is currently evaluating the provision and does not expect that its adoption in the fourth quarter of fiscal 2006 will have a material impact on its results of operations or financial condition.

In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, which provides guidance on the implementation of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payments” (see discussion below). In particular, SAB No. 107 provides key guidance related to valuation methods (including assumptions such as expected volatility and expected term), the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123R, the modification of employee share options prior to the adoption of SFAS No. 123R, the classification of compensation expense, capitalization of compensation cost related to share-based payment arrangements, first-time adoption of SFAS No. 123R in an interim period, and disclosures in Management’s Discussion and Analysis subsequent to the adoption of SFAS No. 123R. SAB No. 107 became effective on March 29, 2005. It did not have a material impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS 123R, “Share-Based Payments”. Generally, the requirements of SFAS 123R are similar to those of SFAS 123. However, SFAS 123R requires companies to now recognize all share-based payments to employees, including grants of employee stock options, in their statements of operations based on the fair value of the payments. Pro forma disclosure will no longer be an alternative. The Company is required to adopt SFAS 123R beginning with the first quarter of its fiscal year 2007.

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

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options through its consolidated statements of operations but rather, discloses the effect in its consolidated financial statement footnotes. Accordingly, the adoption of SFAS 123R’s fair value method will have a significant impact on its reported results of operations. However, the impact of the adoption of SFAS 123R cannot be quantified at this time because it will depend on levels of share-based payments granted in the future as well as other variables that effect the fair market value estimates, which cannot be forecasted at this time.

In December 2004, the FASB issued FASB Staff Position (FSP) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” The American Jobs Creation Act introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to U.S. companies, provided certain criteria are met. FSP No. 109-2 provides accounting and disclosure guidance on the impact of the repatriation provision on a company’s income tax expense and deferred tax liability. The Company is currently studying the impact of the one-time foreign dividend provision and intends to complete the analysis by January 1, 2006. Accordingly, the Company has not adjusted its income tax expense or deferred tax liability to reflect the tax impact of any repatriation of non-U.S. earnings it may make.

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

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF Issue No. 03-01 provides guidance on evaluating and recording impairment losses on debt and equity investments and requires additional disclosures for those investments. In September 2004, the FASB delayed the measurement and recognition provisions of EITF Issue No. 03-01; However, the disclosure requirements remain effective. The Company will evaluate the impact of EITF Issue No. 03-01 once final guidance is issued.

Note 5

Cash Equivalents and Investments

Cash equivalents are highly liquid investments with original maturities of three months or less at the time of purchase. All of the Company’s investments are classified as available-for-sale at July 3, 2005 and June 27, 2004. Available-for-sale investments are classified as short-term investments, as these investments generally consist of highly marketable securities that are intended to be available to meet current cash requirements. Investment securities classified as available-for-sale are reported at market value, and net unrealized gains or losses are recorded in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, until realized. Realized gains and losses on investments are computed based upon specific identification and are included in interest income and other, net. Management evaluates investments on a regular basis to determine if an other-than-temporary impairment has occurred.

The Company maintains a portfolio of marketable equity securities held to generate returns that seek to offset changes in liabilities related to the equity market risk of certain deferred compensation arrangements. The securities within this portfolio are classified as trading and are stated at fair value. Portfolio assets and deferred compensation liabilities are included in other assets and long-term obligations, respectively, on the Condensed Consolidated Balance Sheets.

During Q1 2006, the Company recorded an other-than-temporary loss of $1.7 million on certain available-for-sale investments, the fair value of which had gradually decreased over the prior twelve months as a result of interest rate increases. Based upon the magnitude and length of time these securities had been in a continuous unrealized loss position and in consideration of the Company’s near-term cash requirements related to its pending acquisition of ICS, the Company recorded a charge to adjust the carrying value of investments in a continuous unrealized loss position for greater than twelve months as of July 3, 2005 down to fair value.

In Q1 2005, the Company recorded an impairment charge of $12.8 million related to its investment in NetLogic Microsystems. On July 8, 2004, NetLogic completed an initial public offering at an initial offering price of $12 per share. IDT was included in the offering as a selling shareholder. The IPO pricing, less related commissions implied the investment was worth less than its carrying value. Based in part on the relative magnitude of the decline in value, the Company concluded that there was an other-than-temporary impairment on the investment at June 27, 2004 and accordingly, recorded an impairment charge to adjust the carrying value down to its estimated net realizable value. At June 27, 2004, the remaining carry value of this investment of $17.2 million was reclassified to short-term investments as a result of the pending liquidation in Q2 2005.

Note 6

Inventories, Net

Inventories are summarized as follows:

(in thousands)	July 3, 2005	April 3, 2005
Raw materials	$3,950	$3,980
Work-in-process	24,461	22,863
Finished goods	8,907	10,488

Total inventories, net	$37,318	$37,331

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

The total purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed based on independent appraisals and management estimates as follows:

(in thousands)
Fair value of tangible net liabilities acquired	$(2,089)
In-process research and development	1,700
Existing technology	18,400
Non-compete agreements	1,200
Goodwill	15,305

Total purchase price	$34,516

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

Retention payments. In connection with the ZettaCom acquisition, the Company entered into retention agreements with the former employees of ZettaCom who became IDT employees as part of the transaction. The agreements included approximately $3.7 million which was to be paid out over the 18-30 months following the close of the acquisition. The retention payments are earned by the passage of time. As such, the Company records these amounts as compensation expense as they are incurred. Through Q1 2006, the Company recorded $2.3 million in expense related to retention obligations, $1.9 million of which has been paid.

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

During Q1 2005, the Company made a $1.1 million follow-on payment in connection with the Q2 2004 acquisition of technologies from IBM as a milestone was met. The amount of this payment was allocated consistent with the allocation of the initial purchase price.

Note 9

Goodwill and Other Intangible Assets

Goodwill is reviewed annually for impairment (or more frequently if indicators of impairment arise). For purposes of this assessment, the Company uses two reporting units, (1) Communications and Timing Products and (2) SRAMs. All Company goodwill relates to the Communications and Timing Products reporting unit.

Goodwill and identified intangible assets relate to the Company’s acquisitions of ZettaCom and IMC assets in Q1 2005, the technologies from IBM in Q2 2004, Solidum Systems (Solidum) in Q3 2003, and Newave Semiconductor Corp. (Newave) in Q1 2002. Balances as of July 3, 2005 and April 3, 2005 are summarized as follows:

	July 3, 2005
(in thousands)	Gross assets	Accumulated amortization	Net assets
Goodwill	$55,523	$—	$55,523

Identified intangible assets:
Existing technology	29,284	(7,076)	22,208
Trademark	2,240	(1,330)	910
Customer relationship	5,162	(1,663)	3,499
Non-compete agreement	3,309	(1,883)	1,426
Other	158	(118)	40

Subtotal, identified intangible assets	40,153	(12,070)	28,083

Total goodwill and identified intangible assets	$95,676	$(12,070)	$83,606

	April 3, 2005
(in thousands)	Gross assets	Accumulated amortization	Net assets
Goodwill	$55,523	$—	$55,523

Identified intangible assets:
Existing technology	29,284	(5,945)	23,339
Trademark	2,240	(1,250)	990
Customer relationship	5,162	(1,387)	3,775
Non-compete agreements	3,309	(1,646)	1,663
Other	158	(113)	45

Subtotal, identified intangible assets	40,153	(10,341)	29,812

Total goodwill and identified intangible assets	$95,676	$(10,341)	$85,335

Amortization expense for identified intangibles is summarized below:

	Three months ended
(in thousands)	July 3, 2005	June 27, 2004
Existing technology	$1,131	$837
Trademark	80	80
Customer relationship	276	196
Non-compete agreements	237	149
Other identified intangibles	5	11

Total	$1,729	$$1,273

Based on the identified intangible assets recorded at July 3, 2005, the future amortization expense of identified intangibles for the next five fiscal years is as follows (in thousands):

Year ending March,
Remainder of FY 2006	$5,190
2007	6,647
2008	5,989
2009	4,186
2010	3,025
Thereafter	3,046

Total	$28,083

Note 10

Comprehensive Income (Loss)

The components of comprehensive income (loss) were as follows:

	Three months ended
(in thousands)	July 3, 2005	June 27, 2004
Net income (loss)	$6,580	$(5,047)
Currency translation adjustments	(697)	131
Change in unrealized loss on derivatives, net of taxes	(72)	—
Change in net unrealized gain (loss) on investments, net of taxes	2,547	(4,630)

Comprehensive income (loss)	$8,358	$(9,546)

The components of accumulated other comprehensive loss were as follows:

(in thousands)	July 3, 2005	April 3, 2005
Cumulative translation adjustments	$723	$1,420
Change in unrealized loss on derivatives	(72)
Unrealized loss on investments	(869)	(3,416)

Total accumulated other comprehensive loss	$(218)	$(1,996)

Note 11

Derivative Instruments

As a result of its significant international operations, sales and purchase transactions, the Company is subject to risks associated with fluctuating currency exchange rates. The Company may use derivative financial instruments to hedge these risks when instruments are available and cost effective in an attempt to minimize the impact of currency exchange rate movements on its operating results and on the cost of capital equipment purchases. During Q1 2006, the Company entered into several hedges of forecasted cash flows and expenses of its foreign subsidiaries. These cash flows are denominated in a currency other than US dollar and are highly probable and reasonably certain to occur within the next twelve months. Other foreign currency forecasted cash flows were not hedged when the underlying cash flows were not significant, or when the foreign currency is not highly traded and freely quoted in the foreign currency markets. As of Q1 2006 and Q1 2005, these forecasted cash flow hedges were adjusted to fair market value and an insignificant amount of unrealized losses were recorded through other comprehensive income (loss).

The Company may additionally enter into derivatives to hedge the foreign currency risk of capital equipment purchases if the capital equipment purchase orders are executed and designated as a firm commitment. However there were no hedges of this type outstanding as of the end of Q1 2006 or Q1 2005. The Company does not enter into derivative financial instruments for speculative or trading purposes.

The Company also utilizes currency forward contracts to hedge currency exchange rate fluctuations related to certain short term foreign currency assets and liabilities. Gains and losses on these undesignated derivatives offset gains and losses on the assets and liabilities being hedged and the net amount is included in earnings. An immaterial amount of net gains and losses were included in earnings during Q1 2006 and Q1 2005.

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

The tables below provide information about these segments for the three month periods ended July 3, 2005 and June 27, 2004:

Revenues by segment

	Three months ended
(in thousands)	July 3, 2005	June 27, 2004
Communications and Timing Products	$81,266	$85,547
SRAMs	12,572	15,760

Total consolidated revenues	$93,838	$101,307

Loss by segment

	Three months ended
(in thousands)	July 3, 2005	June 27, 2004
Communications and Timing Products	$7,836	$14,170
SRAMs	(5,770)	(3,614)
Restructuring and related	(709)	(677)
Amortization of intangible assets	(1,729)	(1,273)
Amortization of deferred stock-based compensation	—	(279)
Facility closure costs	(2,954)	(195)
Acquired in-process research and development	—	(1,736)
Acquisition related costs and other	(498)	(574)
Other-than-temporary impairment loss on investments	(1,705)	(12,831)
Interest income and other	3,902	2,714
Interest expense `	(11)	(47)

Loss before income taxes	$(1,638)	$(4,342)

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

The Company maintains a reserve for obligations it incurs under its product warranty program. The standard warranty period offered is one year, though in certain instances the warranty period may be extended to as long as two years. Management estimates the fair value of its warranty liability based on actual past warranty claims experience, its policies regarding customer warranty returns and other estimates about the timing and disposition of product returned under the program. Historical warranty returns activity has been minimal and as a result the related reserve was $0.1 million and $0.2 million as of July 3, 2005 and April 3, 2005, respectively.

Note 14

Restructuring

In fiscal 2005, as part of an effort to streamline operations and increase profitability, the Company implemented reductions in force, which included many of its operations including its wafer fabrication facility in Oregon. The Company recorded restructuring charges of $6.9 million, which primarily consisted of severance and related termination benefits. The charges were recorded as cost of revenues of $3.2 million and operating expenses of $3.7 million. Through Q1 2006, approximately $1.1 million has been paid. The remaining severance and related termination benefits related to these activities are scheduled to be paid over the next nine months and to be substantially completed by the end of fiscal 2006.

In Q1 2006, the Company implemented an additional reduction in force. The Company recorded restructuring charges of $0.4 million, which primarily consisted of severance and related termination benefits as well as exit costs related to its facility in France. These charges were recorded as cost of revenues of $0.1 million and operating expenses of $0.3 million. Through Q1 2006, approximately $0.2 million has been paid. These personnel related costs are scheduled to be paid over the next six months and the facility related costs may continue through fiscal 2008.

As part of the announced plan for the January 2005 reductions in force, a portion of the employees will remain with the Company over a retention period. The Company recorded $0.9 million in Q1 2006 for retention costs related to these activities and a cumulative total of $1.7 million through Q1 2006. The Company anticipates recording an additional $0.6 million of retention costs related to these activities over the next nine months and to substantially complete the restructuring activity by the end of fiscal 2006.

In addition, during Q1 2006, the Company sold equipment from its Salinas wafer fabrication facility, which had been previously impaired as part of the fiscal 2002 impairment charges. As the proceeds from these sales exceeded the impaired value of the assets, the Company recorded a credit of $0.6 million to restructuring, asset impairment and other.

The following table shows the breakdown of the restructuring and asset impairment charges and the liability remaining as of July 3, 2005:

	Cost of goods sold			Operating expenses
(in thousands)	Restructuring, primarily severance	Asset impairment- PP&E		Restructuring, primarily severance
Balance as of 4/3/05	$1,283	$—		$1,523

Q1 2006 charges (credits)	113	(564	)(1)	250
Non-cash charges				(18)
Cash receipts (payments)	(654)	564		(662)

Balance as of 7/3/05	$742	$—		$1,093

(1)	Represents credits of $0.6 million related to proceeds from the sale of equipment from our Salinas wafer fabriction facility, which were previously impaired.

Note 15

Facility Exit Costs

In April 2005, the Company announced its plans to consolidate its assembly and test operations and outsource a portion of its assembly operations. Under the plan, the Company will close its assembly and test facility in Manila, the Philippines, which will result in a reduction in force of approximately 750 employees. The plan also includes transferring the test and finish work performed at the Manila facility to the Company’s assembly and test facility in Penang, Malaysia and transferring the assembly work and certain assembly equipment to third party sub-contractors. During Q1 2006, the Company reduced its Manila workforce by approximately 400 personnel. These individuals were paid an amount equivalent to that required by the local Philippine labor code and an additional amount based upon the number of years of service to the Company. Through Q1 2006, the Company recorded approximately $1.8 million in costs related to these activities, of which $1.1 million was paid during the quarter. The Company anticipates recording an additional $0.5 million in costs related to these activities and to be substantially completed by the end of Q2 2006.

Note 16

Taxes

In Q1 2006, as a result of a partial settlement with the IRS pertaining to its examination of certain items in the Company’s income tax returns for fiscal years 2000 through 2002, the Company recorded a net reduction in its income taxes payable of $8.9 million as a partial settlement. The examination by the IRS of the Company’s income tax returns for fiscal years 2003 and 2004 is not complete.

Note 17

ICS Acquisition Costs

On June 15, 2005, the Company entered into an Agreement and Plan of Merger with ICS. Through Q1 2006, the Company has incurred merger-related costs of approximately $1.4 million, which are included within other assets in the Condensed Consolidated Balance Sheet, and will become a component of the purchase price when the merger closes, or charged to expense if it is determined that the merger will not close.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All references are to our fiscal quarters ended July 3, 2005 (Q1 2006), April 3, 2005 (Q4 2005) and June 27, 2004 (Q1 2005), unless otherwise indicated. Quarterly financial results may not be indicative of the financial results of future periods.

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements involve a number of risks and uncertainties. These include, but are not limited to: operating results; new product introductions and sales; competitive conditions; capital expenditures and resources; manufacturing capacity utilization; customer demand and inventory levels; intellectual property matters; mergers and acquisitions and integration activities; and the risk factors set forth in the section “Factors Affecting Future Results.” As a result of these risks and uncertainties, actual results could differ from those anticipated in the forward-looking statements. Unless otherwise required by law, we undertake no obligation to publicly revise these statements for future events or new information after the date of this Report on Form 10-Q.

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

On June 15, 2005, we entered into an Agreement and Plan of Merger with Integrated Circuit Systems, Inc. (ICS). The amounts included herein, including forward-looking statements, do not include any effects of the pending merger. We have filed a registration statement on Form S-4, and IDT and ICS have filed a related joint proxy statement/prospectus, in connection with the proposed merger transaction involving IDT and ICS. Investors and security holders are urged to read the registration statement on Form S-4 and the related joint proxy/prospectus because they contain important information about the proposed merger transaction.

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

We believe that the following accounting policies are “critical” as defined by the Securities and Exchange Commission, in that they are both highly important to the portrayal of our financial condition and results, and require difficult management judgments and assumptions about matters that are inherently uncertain. We also have other important policies, including those related to revenue recognition and concentration of credit risk. However, these policies do not meet the definition of critical accounting policies because they do not generally require us to make estimates or judgments that are significant, difficult or subjective. These policies are discussed in the Notes to the Consolidated Financial Statements, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 3, 2005.

Income Taxes. We account for income taxes under an asset and liability approach that requires the expected future tax consequences of temporary differences between book and tax bases of assets and liabilities be recognized as deferred tax assets and liabilities. Generally accepted accounting principles require us to evaluate the realizability of our net deferred tax assets on an ongoing basis. A valuation allowance is recorded to reduce the net deferred tax assets to an amount that will more likely than not be realized. Accordingly, we consider various tax planning strategies, forecasts of future taxable income and our most recent operating results in assessing the need for a valuation allowance. In the consideration of the realizability of net deferred tax assets, recent results must be given substantially more weight than any projections of future profitability. In the fourth quarter of fiscal 2003, we determined that, under applicable accounting principles, it was more likely than not that we would not realize any value for any of our net deferred tax assets. Accordingly, we established a valuation allowance equal to 100% of the amount of these net assets. We reassess the requirement for the valuation allowance on an ongoing basis.

In addition, we record liabilities related to income tax contingencies. Determining these liabilities requires us to make significant estimates and judgments as to whether, and the extent to which, additional taxes may be due based on potential tax audit issues in the U.S. and other tax jurisdictions throughout the world. Our estimates are based on the outcomes of previous audits, as well as the precedents set in cases in which others have taken similar tax positions to those taken by the Company. If we later determine that our exposure is lower or that the liability is not sufficient to cover our revised expectations, we adjust the liability and affect a related change in our tax provision during the period in which we make such determination.

Inventories. Inventories are recorded at the lower of standard cost (which generally approximates actual cost on a first-in, first-out basis) or market value. We record provisions for obsolete and excess inventory based on our forecasts of demand over specific future time horizons. We also record provisions to value our inventory at the lower of cost or market value, which rely on forecasts of average selling prices (ASPs) in future periods. Actual market conditions, demand, and pricing levels in the volatile semiconductor markets that we serve may vary from our forecasts, potentially impacting our inventory reserves and resulting in material impacts on our gross margin.

Valuation of Long-Lived Assets and Goodwill. We own and operate our own manufacturing facilities, as further described in Part I of our Annual Report on Form 10-K for the fiscal year ended April 3, 2005, and have also acquired certain businesses and product portfolios in recent years. As a result, we have significant property, plant and equipment, goodwill and other intangible assets. We evaluate these items for impairment on an annual basis, or sooner, if events or changes in circumstances indicate that carrying values may not be recoverable. Triggering events for impairment reviews may include adverse industry or economic trends, restructuring actions, lowered projections of profitability, or a sustained decline in our market capitalization. Evaluations of possible impairment and, if applicable, adjustments to carrying values, require us to estimate, among other factors, future cash flows, useful lives and fair market values of our reporting units and assets. Actual results may vary from our expectations.

RESULTS OF OPERATIONS

Revenues (Q1 2006 compared to Q1 2005). Our revenues for Q1 2006 were $93.8 million, a decrease of $7.5 million, or 7.4%, compared to Q1 2005. The decrease is attributable to a lower number of overall units sold of approximately 5.1 million units, or 9.3%, from 54.7 million units in Q1 2005 to 49.6 million units in Q1 2006. Overall average selling prices (ASP’s) per unit for our products increased by 2.1% in Q1 2006 when compared to Q1 2005, primarily resulting from favorable changes in the mix of products sold.

Revenues for our Communications and Timing Products (which includes network search engines (NSEs), switching solutions, FIFOs, multiports, and flow control management devices; communications applications-specific standard products (ASSPs); and high-performance logic and timing products) decreased by $4.3 million, while the SRAM segment decreased by $3.2 million, respectively, when compared to Q1 2005. Units sold decreased 8.3% and 14.3% in the Communications and Timing Products and SRAM segments, respectively. Overall ASPs for products within the Communications and Timing Products segment increased by 3.6% when compared with Q1 2005 as a result of changes in mix of product sold, while overall ASP’s for our SRAM segment declined by 7.0%.

Revenues in the Asia Pacific region (APAC) increased $3.3 million, or 8.8%, when compared to Q1 2005 primarily on strength in consignment sales with our EMS customers. Conversely, revenues in the Americas, Europe and Japan decreased 16.5%, 28.1% and 4.2%, respectively.

Revenues (Q1 2006 compared to Q4 2005). Our revenues for Q1 2006 were sequentially lower by $3.2 million, or 3.3%. Overall units sold were lower by approximately 2.5 million, or 4.9%, driven by weaker demand for our products. Partially offsetting the unit decline, overall ASPs improved 2.2% due to a favorable shift in our overall mix of products sold.

Revenues for our Communications and Timing Products segment decreased sequentially by $1.8 million, or 2.2%, with the overall number of units sold down approximately 5.0%. Offsetting the unit decline, overall ASPs improved 3.5% due to a favorable mix of products sold. Revenues from the SRAM segment decreased sequentially by $1.4 million, or 10.2%. The decline in units sold was accompanied by a decrease in SRAM ASPs of 6.5%.

During Q1 2006, revenues were sequentially down 11.1% and 12.6% in both the Americas and Europe, respectively, primarily on weaker distributor business in these regions. Revenues were sequentially up 3.7% and 4.2% in both APAC and Japan, respectively.

Revenues (recent trends and outlook). During the first fiscal quarter of 2006, we saw weakness in our SRAM business across a variety of markets. Our communications business was also down due to expected product transitions at one of our customers and general weakness in distribution. We currently expect Q2 2006 revenue to be plus or minus 3% as compared with Q1 2006 based on an assumed recovery in distribution, offset by some seasonal weakness we typically see in the summer quarter.

Gross profit (Q1 2006 compared to Q1 2005). Gross profit for Q1 2006 was $42.7 million, a decrease of $10.5 million compared to $53.2 million in Q1 2005. Our gross profit margin percentage for Q1 2006 was 45.5% compared to 52.5% for Q1 2005. The decrease in gross margin is attributable to lower revenues and less efficient utilization of our manufacturing infrastructure, as production at our fabrication facility decreased approximately 16% to 21.4 thousand wafers in Q1 2006, down from 25.4 thousand wafers in Q1 2005. In addition, our gross margin was negatively impacted by costs associated with the restructuring efforts initiated during fiscal 2005, expenses associated with the closure of our Philippines plant, and the decommissioning and exit activities of certain buildings at our Santa Clara facility. Offsetting these amounts, our margins benefited from the sale of inventory previously written down by approximately $0.8 million versus $0.1 million in Q1 2005.

Gross profit (Q1 2006 compared to Q4 2005). Gross profit for Q1 2006 was down sequentially by $4.0 million, from $46.7 million in Q4 2005 to $42.7 million in Q1 2006. Our gross profit margin percentage for Q1 2006 decreased to 45.5% from 48.2% in Q4 2005. The decrease was primarily driven by lower revenues and additional expenses, including costs associated with the restructuring efforts initiated during fiscal 2005, expenses associated with the closure of our Philippines plant, and the decommissioning and exit activities of certain buildings at our Santa Clara facility. Partially offsetting the decrease was better utilization of our manufacturing infrastructure, as production at our fabrication facility increased approximately 18% to 21.4 thousand wafers in Q1 2006, up from 18.2 thousand wafers in Q4 2005. In addition, our margins benefited from inventory previously written down by approximately $0.8 million versus $0 in Q4 2005.

Restructuring related activities

In fiscal 2005 and Q1 2006, as part of an effort to streamline operations and increase profitability, we implemented reductions in force, which included many of our operations including our wafer fabrication facility in Oregon. In addition, during fiscal 2005, we completed the purchase of a new corporate campus in San Jose, California. We will consolidate our six California locations into the San Jose facility by the end of Q2 2006. Finally, during Q1 2006, we announced plans to shut down the manufacturing operations at our facility in the Philippines. For additional information on these events, refer to Notes 14 and 15 of the Notes to Condensed Consolidated Financial Statements.

We currently expect the results of the above actions, when completed, to generate a savings of approximately $5-6 million per quarter.

Research and development. Research and development (R&D) expenses were $27.5 million in Q1 2006, an increase of $1.5 million, or 5.6%, compared to Q1 2005. The increase is attributable to higher outside services ($1.0 million), primarily composed of costs incurred with the decommissioning and exit of certain buildings located at our Santa Clara facility and associated relocation to our new San Jose campus. In addition, photomask and other related expenses were higher by $0.7 million, along with a net increase in performance-related incentives ($0.3 million) and higher allocations of manufacturing spending to R&D activities. These amounts were partially offset by a reduction in labor-related costs, primarily resulting from our restructuring activities in FY 2005 and the completion of amortization of deferred compensation expense associated with our acquisition of Newave.

R&D expenses increased $1.6 million in Q1 2006 from $25.9 million in Q4 2005. The increase is attributable to tax refunds received in Q4 2005 ($1.4 million) that did not recur in Q1 2006, an increase in outside services ($0.8 million) for reasons noted above, photomask and other related expenses ($0.7 million) and a net increase in performance-related incentives ($0.3 million). These amounts were partially offset by lower severance costs ($0.8 million), a decrease in labor-related costs, primarily resulting from our restructuring activities in FY 2005, the completion of amortization of deferred compensation expense associated with our acquisition of Newave and lower allocations of manufacturing spending to R&D activities.

We currently expect that R&D spending in Q2 2006 will increase moderately from Q1 2006, primarily as a result of lease impairment charges to be taken upon exiting our facilities in Northern California as part of the consolidation of facilities into the San Jose campus.

Selling, general and administrative. Selling, general, and administrative (SG&A) expenses were $19.1 million in Q1 2006, a decrease of $0.3 million, or 1.7%, compared to Q1 2005. The decrease is attributable to lower severance costs, professional fees and labor-related costs, primarily resulting from our restructuring activities in FY 2005. These amounts were partially offset by a net increase in performance-related incentives ($0.4 million) and an increase in costs associated with the decommissioning and exit of certain buildings located at our Santa Clara facility.

SG&A expenses decreased by $1.4 million in Q1 2006 from $20.5 million in Q4 2005. The decrease is attributable to a lower severance costs ($1.0 million), and a decrease in professional fees ($0.7 million) and labor-related costs, primarily resulting from our restructuring activities in FY 2005. These amounts were partially offset by a net increase in performance-related incentives ($0.5 million), an increase in costs associated with the decommissioning and exit of certain buildings located at our Santa Clara facility and the annual payment of fees to our directors.

We currently expect that SG&A spending in Q2 2006 will increase significantly from Q1 2006 primarily as result of lease impairment charges to be taken upon exiting our facilities in Northern California as part of the consolidation of facilities into the San Jose campus.

Acquired in-process research and development. During Q1 2005, in connection with our acquisition of ZettaCom, we recorded a $1.7 million charge for acquired in-process research and development (IPR&D). The allocation of the purchase price to IPR&D was determined by identifying technologies that had not attained technological feasibility and that did not have future alternative uses. We had no such charges during Q1 2006.

Other-than-temporary impairment loss on investments. During Q1 2006, we recorded an other-than-temporary loss of $1.7 million on certain available-for-sale investments, the fair value of which had gradually decreased over the prior twelve months as a result of interest rate increases. Based upon the magnitude and length of time these securities had been in a continuous unrealized loss position and in consideration of our near-term cash requirements related to our pending acquisition of ICS we recorded a charge to adjust the carrying value of investments in a continuous unrealized loss position for greater than twelve months as of July 3, 2005 down to fair value.

During Q1 2005, we recorded an impairment of $12.8 million related to our investment in NetLogic Microsystems (NetLogic). Shortly after the end of Q1 2005 NetLogic completed its initial public offering (IPO) at an offering price of $12 per share. We were included as a selling shareholder in connection with the offering. The IPO pricing, less related commissions, implied the investment was worth less than its carrying value. Based on the relative magnitude of the decline in value, we concluded that there was an other-than-temporary impairment of the investment at June 27, 2004 and accordingly, recorded an impairment charge to adjust the carrying value down to its estimated net realizable value. During Q2 2005, we sold 100% of our investment at the previously written down value.

Interest income and other, net. Interest income and other, net, was $3.9 million, an increase of $1.4 million, or 55.8%, compared to Q1 2005. The increase is primarily attributable to an increase in interest income as a result of higher average interest rates on our investment portfolio, as compared to one year ago, as we have reinvested the proceeds of maturing investments in a higher interest rate environment.

Provision/Benefit for income taxes. The tax benefit of $8.2 million for Q1 2006 results from the net reduction of previously reserved amounts, the associated issues of which were resolved with the IRS during the quarter ($8.9 million), offset by a tax provision recorded primarily to cover projected current offshore income tax and U.S. alternative minimum tax expense ($0.7 million). The tax provision recorded does not reflect any projected change in the net deferred valuation allowance, as we continue to maintain the position that we cannot conclude that it is more likely than not that we will be able to utilize our deferred tax assets in the foreseeable future.

Liquidity and Capital Resources

Our cash and marketable securities were $600.3 million at July 3, 2005, an increase of $19.1 million compared to April 3, 2005. There was no debt outstanding as of July 3, 2005.

Net cash provided by operating activities was $19.6 million in Q1 2006, compared to $26.4 million in Q1 2005. During the first three months of fiscal 2006, we recorded net income of $6.6 million compared to a net loss of $5.0 million in the same period of the prior year. A summary of the significant changes in non-cash adjustments affecting net income (loss) is as follows:

•	We recorded an other-than-temporary impairment charge of $1.7 million in Q1 2006, compared to a $12.8 million charge in Q1 2005.

•	Depreciation expense was $13.5 million in Q1 2006, compared to $12.7 million in Q1 2005. The increase is primarily attributable to an increase in capital expenditures during fiscal 2005.

•	Amortization of intangible assets and acquisition-related costs were $1.7 million in Q1 2006, compared to $3.3 million in Q1 2005. The decrease is primarily related to the absence of IPR&D in Q1 2006.

Net sources of cash related to working capital-related items decreased $6.5 million, from a net source of cash of $2.6 million in Q1 2005 to a net use of cash of $3.9 million in Q1 2006. Working capital items consuming relatively more cash in Q1 2006 included:

•	A marginal increase in prepaid and other assets of $0.4 million in Q1 2006 compared to a decrease of $1.7 million in Q1 2005, primarily attributable to the timing of prepayments and related amortization and charges associated with the write-down of assets at our Salinas facility in Q1 2005 that did not occur in Q1 2006.

•	A decrease in accrued compensation of $1.3 million in Q1 2006 compared to an increase of $5.8 million in Q1 2005, primarily related to the timing of our fiscal period with our payroll period and the absence of approximately $4.5 million related to a change in the employee stock purchase plan (ESPP) from quarterly to semi-annual purchases in Q1 2005.

•	A decrease in deferred income on shipments to distributors of $2.2 million in Q1 2006 compared to an increase of $3.9 million in Q1 2005 as distributors reduced inventory levels in Q1 2006 compared to the same period in fiscal 2005.

•	A decrease in income taxes of $9.1 million in Q1 2006 compared to an increase of $0.4 million in Q1 2005, primarily attributable to the net reduction of approximately $8.9 million of previously accrued tax reserves in conjunction with our receiving a final determination from the IRS on issues in connection with our audit for tax years 2000 to 2002.

•	A decrease in other accrued liabilities of $1.2 million in Q1 2006 compared to an increase of $0.4 million in Q1 2005, primarily attributable to the absence of accruals in connection with our acquisition of Zettacom and the timing of payments.

The above factors were partially offset by other working capital items that provided relatively more cash in Q1 2006, including:

•	A decrease in accounts receivable during Q1 2006 of $3.0 million compared to an increase of $6.6 million in Q1 2005, associated primarily with a decline in revenues.

•	A marginal decrease in inventories of $13 thousand in Q1 2006 compared to an increase of $5.7 million in Q1 2006, primarily the result of our adjusting our inventories to meet our customers demand.

•	An increase in accounts payable during Q1 2006 of $7.1 million compared to an increase of $2.7 million in Q1 2005, due to the timing of certain purchases and costs including construction and move-related costs associated with our new San Jose campus and the decommissioning of buildings at our Santa Clara facility.

Net cash provided by investing activities was $49.4 million in Q1 2006 compared to $92.9 million of net cash used in Q1 2005. In Q1 2006, the largest source of cash was from the net sale and maturity of $59.6 million of short-term investments. The largest use of cash in Q1 2006 was $10.2 million related to capital expenditures. The largest uses of cash in Q1 2005 consisted of the net purchase of $41.3 million of short-term investments, $34.4 million paid in connection with the acquisition of ZettaCom and $15.1 million related to capital expenditures.

Our financing activities in Q1 2006 provided $9.5 million in cash compared to net cash used of $2.7 million in Q1 2005. Proceeds from issuances of common stock were higher by $8.3 million as a result of a change in the ESPP plan, whereby stock purchases are now made on a quarterly basis and higher stock option exercise activity due to timing of expiring stock options. We had no debt outstanding in Q1 2006, resulting in a reduction in cash payments of $3.9 million when compared to Q1 2005.

We anticipate capital expenditures of approximately $30 million during fiscal 2006 to be financed through cash generated from operations and existing cash and investments. This estimate includes $10.2 million in capital expenditures during Q1 2006.

We currently expect to utilize a significant amount of our existing cash and investments in connection with our announced merger agreement with ICS, the effect of which will have a material impact on our liquidity position. IDT has filed a registration statement on Form S-4, and IDT and ICS have filed a related joint proxy statement/prospectus, in connection with the merger transaction involving IDT and ICS. Investors and security holders are urged to read the registration statement on Form S-4 and the related joint proxy/prospectus because they contain important information about the merger transaction including risk factors regarding cash and liquidity.

Whether the ICS merger is consummated or not, we believe that existing cash and investment balances, together with cash flows from operations, should be sufficient to meet our working capital and capital expenditure needs through Q2 2006 and for the next twelve months. Should we need to investigate other financing alternatives however, we cannot be certain that additional financing will be available on satisfactory terms.

Factors Affecting Future Results

Our operating results can fluctuate dramatically. We recorded net income of $13.3 million in fiscal 2005, $6.4 million in fiscal 2004 and a net loss of $277.9 in fiscal 2003. Fluctuations in operating results can result from a wide variety of factors, including:

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

In addition, many of these factors also impact the recoverability of the carrying value of certain manufacturing, tax, goodwill, and other tangible and intangible assets. As business conditions change, future write-downs or abandonment of these assets may occur. For example, In Q1 2006 we recorded impairment charges of $1.7 million for our investment portfolio and in Q4 2005 we recorded impairment charges of $0.7 million for our investment in Newave. In addition, in Q1 2005 we recorded impairment charges $12.8 million for our investment in NetLogic.

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

We are dependent on a concentrated group of customers for a significant part of our revenues. We are dependent on a limited number of original equipment manufacturers (OEMs) as our end-customers, and our future results depend significantly on the strategic relationships we have formed with them. If these relationships were to diminish, and if these customers were to develop their own solutions or adopt a competitor’s solution instead of buying our products, our results could be adversely affected. For example, any diminished relationship with Cisco or other key customers could adversely affect our results. While direct sales to Cisco are not significant, we estimate that when all channels of distribution are considered, including sales of product to EMS customers, Cisco represented approximately 20-25% of our total revenues for fiscal 2005.

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

Finally, we utilize a relatively small number of global and regional distributors around the world, who also buy product directly from us on behalf of their customers. If our business relationships were to diminish or any one or more of these global distributors were to file for bankruptcy or otherwise experience significantly adverse financial conditions, our business could be adversely impacted. One distributor, Avnet, represented 10% of revenues for fiscal 2005.

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

Substantially all of our revenues are derived from products manufactured at facilities which are exposed to the risk of natural disasters. We have a wafer fabrication facility in Hillsboro, Oregon, and test and assembly facilities in the Philippines and Malaysia. If we were unable to use our facilities, as a result of a natural disaster or otherwise, our operations would be materially adversely affected. While we maintain certain levels of insurance against selected risks of business interruption, not all risks can be insured at a reasonable cost. Even if we have purchased insurance, the adverse impact on our business, including both costs and lost revenue opportunities, could greatly exceed the amounts, if any, that we might recover from our insurers.

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

We are increasingly more reliant upon subcontractors. Historically, we have utilized subcontractors for the majority of our incremental assembly requirements, typically at higher costs than at our own Malaysian and Philippine assembly and test operations. We expect to increase our use of subcontractors to supplement our own production capacity with the closure of our test and assembly facility in Manila, the Philippines, in fiscal 2006. Our increased reliance on subcontractors increases certain risks because we have less control over manufacturing quality and delivery schedules, maintenance of sufficient capacity to meet our orders and maintaining assembly processes we require. Due to production lead times and potential subcontractor capacity constraints, any failure on our part to adequately forecast the mix of product demand and resulting subcontractor requirements could adversely affect our operating results. In addition, we cannot be certain that these subcontractors will continue to assemble, package, and test products for us on acceptable economic and quality terms or at all and it may be difficult for us to find alternatives if they don’t do so.

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

International operations add increased volatility to our operating results. A growing and now substantial percentage of our revenues are derived from international sales, as summarized below:

(percentage of total revenues)	First 3 months of Fiscal 2006	Twelve months of Fiscal 2005	Twelve months of Fiscal 2004
Americas	29%	32%	29%
Asia Pacific	44%	37%	39%
Japan	14%	14%	16%
Europe	13%	17%	16%

Total	100%	100%	100%

In addition, our test and assembly facilities in Malaysia and the Philippines, our design centers in Canada, China and Australia, and our foreign sales offices incur payroll, facility and other expenses in local currencies. Accordingly, movements in foreign currency exchange rates can impact our revenues and costs of goods sold, as well as both pricing and demand for our products. Our offshore sites and export sales are also subject to risks associated with foreign operations, including:

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

Finally, in support of our international operations, a portion of our cash and investment portfolio resides offshore. At July 3, 2005, we had cash and investments of approximately $59.2 million invested overseas in accounts belonging to various IDT foreign operating entities. While these amounts are primarily invested in US dollars, a portion is held in foreign currencies, and all offshore balances are exposed to local political, banking, currency control and other risks. In addition, these amounts may be subject to tax and other restrictions, if repatriated.

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

We are exposed to potential impairment charges on investments. From time to time, we have made strategic investments in other companies, both public and private. If the companies that we invest in are unable to execute their plans and succeed in their respective markets, we may not benefit from such investments, and we could potentially lose up to all of the amounts we invest. In addition, we evaluate our investment portfolio on a regular basis to determine if impairments have occurred. Impairment charges could have a material impact on our results of operations in any period. For example, In Q1 2006 we recorded impairment charges of $1.7 million for our investment portfolio and in Q4 2005 we recorded impairment charges of $0.7 million for our investment in Newave. In addition, in Q1 2005 we recorded impairment charges $12.8 million for our investment in NetLogic.

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

Changes in generally accepted accounting principles regarding stock option accounting may adversely impact our reported operating results, our stock price and our competitiveness in the employee marketplace. Technology companies like ours have a history of using broad-based employee stock option programs to recruit, incentivize and retain their workforces in what can be a highly competitive employee marketplace. Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) allows companies the choice of either using a fair value method of accounting for options, which would result in expense recognition for all options granted, or using an intrinsic value method, as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), with a pro forma disclosure of the impact on net income (loss) of using the fair value option expense recognition method. We have elected to apply APB 25 and accordingly we generally do not recognize any expense with respect to employee stock options as long as such options are granted at exercise prices equal to the fair value of our common stock on the date of grant.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123(R), “Share-Based Payment” (SFAS 123R), which replaces SFAS 23 and supersedes APB 25. Under SFAS 123R, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Most public companies were initially required to apply SFAS 123R as of the first interim or annual reporting period beginning after June 15, 2005. In April 2005, the SEC postponed the implementation date to the fiscal year beginning after June 15, 2005.

The implementation of SFAS 123R beginning in the first quarter of fiscal 2007 will have a significant adverse impact on our Consolidated Statement of Operations as we will be required to expense the fair value of our stock options rather than disclosing the impact on results of operations within our footnotes. This will result in lower reported earnings per share, which could negatively impact our future stock price. In addition, this could impact our ability to utilize broad-based employee stock plans to reward employees and could result in a competitive disadvantage to us in the employee marketplace.

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

The merger with ICS may not be consummated which could adversely affect IDT’s business operations.

To consummate the merger, IDT stockholders must approve the issuance of shares of IDT common stock in the merger, which approval requires the affirmative vote of the holders of a majority of the IDT shares present in person or represented and entitled to vote at the IDT special meeting, either in person or by proxy. In addition, ICS stockholders must adopt the merger agreement, which adoption requires the affirmative vote of a majority of the votes cast by ICS stockholders entitled to vote at the ICS special meeting. Each of IDT and ICS must also obtain certain other approvals and consents in a timely manner, such as the FTC under the Hart-Scott-Rodino Antitrust Improvements Act prior to the completion of the merger. If these approvals are not received, or they are not received on terms that satisfy the conditions set forth in the merger agreement, then IDT or ICS will not be obligated to complete the merger. In addition, the merger agreement contains customary and other closing conditions described in the joint proxy statement/prospectus entitled “Conditions to the Completion of the Merger”, which may not be met or waived. If IDT and ICS are unable to consummate the merger, IDT would be subject to a number of risks:

•	IDT would not realize the benefits of the proposed merger, including any synergies from combining the two companies;

•	IDT will incur and will remain liable for significant transaction costs, including legal, accounting, financial advisory, filing, printing and other costs relating to the merger whether or not it is consummated;

•	Under specified circumstances described in the joint proxy statement/prospectus entitled “Termination Fees and Expenses”, either company may be required to pay the other a termination fee, plus any applicable costs, expenses and interest pursuant to the merger agreement, if it terminates the merger agreement;

•	The trading price of IDT common stock may decline to the extent that the current market prices reflect a market assumption that the merger will be completed; and

•	IDT’s businesses and operations may be harmed to the extent that customers, suppliers and others believe that the companies cannot effectively compete in the marketplace without the merger, or there is customer or employee uncertainty surrounding the future direction of the product and service offerings and strategy of IDT or ICS on a standalone basis.

The occurrence of any of these events individually or in combination could have a material adverse affect on the results of operations and the stock price of IDT.

We may have difficulty integrating acquired companies and technologies. If the combined company is not successful in integrating IDT’s and ICS’s organizations, the combined company will not realize the benefits expected from the merger and the combined company will not operate efficiently after the merger.

Achieving the benefits of the merger will depend in part on the successful integration of IDT’s and ICS’s operations and personnel in a timely and efficient manner, including the following activities:

•	consolidating operations, including consolidating facilities and leveraging in-house manufacturing capabilities for new products, and rationalizing operations, general and administrative functions and redundant expenses, including the expenses of maintaining two separate public companies;

•	integrating ICS’s and IDT’s diverse enterprise resource planning systems worldwide and minimizing any disruptions that may be caused by such integration;

•	coordinating and combining international operations, relationships and facilities, which may be subject to additional constraints imposed by geographic distance, local laws and regulations;

•	coordinating and harmonizing research and development activities to accelerate diversification and introduction of new products and technologies in existing and new markets with reduced cost; and

•	implementing and maintaining uniform standards, internal controls, business processes, procedures, policies, channel operations and information systems.

The integration process requires coordination of a variety of personnel and functions and will be difficult, unpredictable and subject to delay because of possible cultural conflicts and different opinions on strategic and technical decisions and product roadmaps. The anticipated benefits of the merger are based on projections and assumptions, including successful integration, not actual experience. The combined company may not successfully integrate the operations of ICS and IDT in a timely manner, or at all and therefore may not realize the anticipated benefits and synergies of the merger to the extent, or in the timeframe, anticipated. This could seriously hinder the combined company’s plans for product development as well as business and market expansion, which could have a material adverse effect on the combined company.

The business of the combined company could be adversely affected if it is unable to integrate and successfully manage its relationships.

Achieving the benefits of the merger will depend in part on the success the combined company has in managing its customer, distribution, reseller, manufacturing, supplier, marketing and other important relationships and ensure that such relationships are not disrupted by the merger. Likewise, the combined company must retain strategic partners of each company and attract new strategic partners in order to be successful in its business. The combined company’s customers may not continue their current buying patterns during the pendency of, and following, the merger. Customers may also want to diversify their supplier base and may not want to continue purchasing products from the combined company that they had previously purchased from IDT and ICS as stand alone companies. Any significant delay or reduction in orders for IDT’s or ICS’s products could harm the combined company’s business, financial condition and results of operations. Customers may also want to diversify their supplier base and may not want to continue purchasing products from the combined company that they had previously purchased from IDT and ICS as standalone companies. In addition, the combined company must successfully integrate and leverage IDT’s and ICS’s existing sales channels to cross-sell the combined company’s products to IDT’s and ICS’s existing customers, and to sell new products to customers in new markets. The failure of customers to accept the combined company’s new products or to continue using the products of the combined company, and failure of potential new customers to purchase the combined company’s new products could harm the combined company’s business, financial condition and results of operations.

The issuance of shares of IDT common stock to ICS stockholders in the merger will substantially reduce the percentage interests in the combined company of current IDT stockholders.

If the merger is completed, based on the number of shares of ICS common stock outstanding as of July 1, 2005, approximately 91,253,208 million shares of IDT common stock will be issued to ICS stockholders and former ICS stockholders are expected to own, in the aggregate, approximately 46% of the combined company, assuming the exercise of all outstanding IDT and ICS stock options. The issuance of approximately 91,253,208 million shares of IDT common stock to ICS stockholders will cause a significant reduction in the relative percentage interests of current IDT stockholders in earnings, voting, liquidation value and book and market value.

If the combined company does not integrate the businesses of ICS and IDT, it may lose customers and fail to achieve its financial objectives.

Achieving the benefits of the merger will depend in part on the integration of IDT’s and ICS’s business in a timely and efficient manner. In order for it to provide an enhanced and more valuable product offering to each of IDT’s and ICS’s customers after the merger, the combined company will need to integrate its product lines, manufacturing and research and development organizations. This will be difficult, unpredictable and subject to delay because the combined company’s products are highly complex, have been developed independently and were designed without regard to such integration. If the combined company cannot successfully integrate its products and provide each of IDT’s and ICS’s current customers and new customers with a enhanced portfolio of existing products and new products in the future on a timely basis, the combined company may lose existing customers and fail to attract new customers and the combined company’s business and results of operations may be harmed.

The market price of IDT common stock may decline as a result of the merger.

Following the merger, the market price of IDT common stock may decline as a result of the merger for a number of reasons, including if:

•	the integration of IDT and ICS is not completed in a timely and efficient manner;

•	the combined company does not achieve the expected benefits of the merger as rapidly or to the extent anticipated by financial or industry analysts;

•	the effect of the merger on the combined company’s financial results is dilutive for a number of years;

•	the effect of the merger on the combined company’s financial results is not consistent with the expectations of financial or industry analysts; or

•	significant stockholders of IDT and ICS decide to dispose of their shares of IDT common stock following completion of the merger.

We are dependent on key personnel. The merger could cause ICS or IDT to lose key personnel, which could materially affect the combined company’s business and require the combined company to incur substantial costs to recruit replacements for lost personnel.

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

In order to be successful, during the period before the merger is completed, each of ICS and IDT must continue to retain and motivate executives and other key employees and recruit new employees. Employees of ICS or IDT may experience uncertainty about their future role with the combined company until or after strategies with regard to the combined company are announced or executed. The combined company faces a risk that employees expected to be employed by the combined company following the merger may elect not to continue employment.

Any of the combined company’s key personnel could terminate their employment at any time and without notice. The uncertainty related to the merger and employees’ future roles at the combined company may adversely affect the ability of ICS and IDT to attract, motivate and retain key management, sales, marketing and technical personnel and keep such executives and key employees focused on the strategies and goals of their respective company. Any failure by ICS or IDT to retain and motivate executives and key employees during the period prior to the completion of the merger could seriously harm their respective businesses, as well as the business of the combined company.

IDT has authorized the use of a substantial amount of its cash in connection with the merger and this use of funds may limit the combined company’s ability to complete other transactions and may not be the most advantageous use for these funds.

At the effective time of the merger, each share of common stock of ICS issued and outstanding prior to the effective time will be cancelled and converted into the right to receive $7.25 in cash in addition to 1.3 shares of common stock of IDT. In addition, holders of outstanding ICS options, whether or not vested or exercisable, with an exercise price per share that is less than $7.25 plus the product of 1.3 times the average closing price of IDT common stock for the five trading days ending on the second trading day prior to the effective time of the merger will receive, in respect of each option to acquire one share of ICS common stock, an amount of cash, without interest, equal to the excess of such per share merger consideration value over the exercise price of such options. In addition, each outstanding share of ICS restricted common stock will become fully vested and the holders of such shares of ICS restricted common stock will receive $7.25 in cash and 1.3 shares of IDT common stock for each share of ICS restricted common stock held. As of July 1, 2005, the aggregate total of such rights to receive cash is approximately $509.2 million. The payment of the cash portion of the merger consideration will use a significant portion of IDT’s cash and will result in a significant reduction in the amount of cash that is expected to be held by the combined company upon the consummation of the merger. This use of cash could limit the combined company’s future flexibility to complete acquisitions of products, technologies or businesses from third parties, or make investments in research and development or other aspects of the combined company’s operations, that might be in the combined company’s best interests.

Whether the ICS merger is consummated or not, we believe that existing cash and investment balances, together with cash flows from operations, should be sufficient to meet our working capital and capital expenditure needs through Q2 2006 and for the next twelve months. Should we need to investigate other financing alternatives however, we cannot be certain that additional financing will be available on satisfactory terms. If we are unable to secure additional financing on satisfactory terms our results of operations and financial condition could be materially adversely affected.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our interest rate risk relates primarily to our investment portfolio, which consisted of $266.6 million in cash and cash equivalents and $333.7 million in short-term investments as of July 3, 2005. In addition, we maintain a portfolio of investments for certain deferred compensation arrangements, the fair value of which was $9.4 million as of July 3, 2005. By policy, we limit our exposure to longer-term investments and a substantial majority of our investment portfolio has maturities of less than two years. Although a hypothetical 10% change in interest rates could have a material effect on the value of our portfolio at a given time, we normally hold these investments until maturity, which then results in no realized impact on results of operations or cash flows. We do not currently use derivative financial instruments in our investment portfolio.

By policy, we mitigate the credit risk to our investment portfolio through diversification and for debt securities, adherence to high credit-rating standards.

At July 3, 2005, we had no outstanding debt.

We are exposed to foreign currency exchange rate risk as a result of international sales, assets and liabilities of foreign subsidiaries, local operating expenses of our foreign entities and capital purchases denominated in foreign currencies. We may use derivative financial instruments to help manage our foreign currency exchange exposures. We do not enter into derivatives for speculative or trading purposes. We performed a sensitivity analysis as of July 3, 2005 and determined that, without hedging the exposure, a 10% change in the value of the U.S. dollar could have a material near-term impact on our financial results of operations. We estimate that a 10% change would result in less than ½ point impact on gross profit margin percentage, as we operate manufacturing facilities in Malaysia and the Philippines, and less than a ½ point impact to operating expenses (as a percentage of revenue) as we operate sales offices in Japan and throughout Europe and design centers in China, Canada, and Australia.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

At July 3, 2005, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level. There have been no changes in our internal controls over financial reporting during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed herewith:

Exhibit number	Description
10.27	Incentive Compensation Plan, effective for the Company’s fiscal year 2006, dated April 28, 2005.

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, dated August 11, 2005.

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, dated August 11, 2005.

32.1	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, dated August 11, 2005.

32.2	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, dated August 11, 2005.

(b) Reports on Form 8-K:

Date Filed	Description
5/3/05	Financial Information for Integrated Device Technology, Inc. for the fourth quarter and fiscal year ended April 3, 2005, and forward-looking statements relating to fiscal year 2006 as presented in a press release on May 3, 2005.

5/4/05	Announcement of the approval of an Incentive Compensation Plan for executive officers, effective for the Company’s fiscal year 2006.

6/16/05	Announcement of the proposed merger between Integrated Device Technology, Inc., Integrated Circuit Systems, Inc., and Colonial Merger Sub I, Inc. as presented in a press release on June 15, 2005.

6/20/05	Announcement of entry into an Agreement and Plan of Merger, by and among Integrated Device Technology, Inc., Integrated Circuit Systems, Inc., a Pennsylvania corporation, and Colonial Merger Sub I, Inc., a Pennsylvania corporation and wholly-owned subsidiary of Integrated Device Technology, Inc. as presented in a press release on June 15, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRATED DEVICE TECHNOLOGY, INC.

Date: August 11, 2005	/s/ GREGORY S. LANG Gregory S. Lang President and Chief Executive Officer (duly authorized officer)

Date: August 11, 2005	/s/ CLYDE R. HOSEIN Clyde R. Hosein Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)