Form 10-Q
period 2005-10-02
INTEGRATED DEVICE TECHNOLOGY INC
filed 2005-11-14
CIK 703361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s Common Stock, $.001 par value, as of October 28, 2005, was approximately 199,629,947.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTEGRATED DEVICE TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three months ended		Six months ended
	Oct. 2, 2005	Sept. 26, 2004	Oct. 2, 2005	Sep. 26, 2004
Revenues	$105,689	$96,671	$199,527	$197,978
Cost of revenues	67,129	48,247	118,725	96,608
Restructuring and Impairment	2,821	(1,585)	2,370	(1,794)

Gross profit	35,739	50,009	78,432	103,164

Operating expenses:

Research and development	28,081	25,449	55,537	51,450
Selling, general and administrative	25,657	17,801	44,718	37,188
Acquired in-process research and development	2,500	—	2,500	1,736

Total operating expenses	56,238	43,250	102,755	90,374

Operating income (loss)	(20,499)	6,759	(24,323)	12,790

Other-than temporary impairment loss on investments	—	—	(1,705)	—
Loss on equity investments	—	—	—	(12,831)
Interest expense	(63)	(26)	(74)	(73)
Interest income and other, net	3,167	2,824	7,069	5,329

Income (loss) before income taxes	(17,395)	9,557	(19,033)	5,215
Provision (benefit) from income taxes	2,065	704	(6,153)	1,409

Net income (loss)	$(19,460)	$8,853	$(12,880)	$3,806

Basic net income (loss) per share	$(0.16)	$0.08	$(0.11)	$0.04
Diluted net income (loss) per share	$(0.16)	$0.08	$(0.11)	$0.03

Weighted average shares:
Basic	124,507	106,144	115,490	106,085
Diluted	124,507	107,661	115,490	109,117

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED; IN THOUSANDS)

	Oct. 2, 2005	April 3, 2005
Assets
Current assets:
Cash and cash equivalents	$177,535	$188,761
Short-term investments	90,193	392,472
Accounts receivable, net	79,972	52,948
Inventories	60,920	37,331
Prepayments and other current assets	13,490	11,292

Total current assets	422,110	682,804

Property, plant and equipment, net	136,007	124,570
Goodwill	998,369	55,523
Acquisition-related intangibles, net	545,720	29,812
Other assets	19,681	9,431

Total assets	$2,121,887	$902,140

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$38,187	$18,726
Accrued compensation and related expenses	17,193	15,293
Deferred income on shipments to distributors	20,274	19,478
Income taxes payable	23,446	25,722
Other accrued liabilities	34,602	20,206

Total current liabilities	133,702	99,425

Deferred tax liability	18,265	4,709
Long-term obligations	17,163	10,890

Total liabilities	169,130	115,024

Stockholders’ equity:
Preferred Stock; $0.001 par value: 10,000,000 shares authorized; no shares issued	—	—
Common stock; $0.001 par value: 350,000,000 shares authorized; 199,604,424 and 106,136,015 shares outstanding	200	106
Additional paid-in capital	2,019,401	843,423
Treasury stock	(204,909)	(204,909)
Retained earnings	137,612	150,492
Accumulated other comprehensive income (loss)	453	(1,996)

Total stockholders’ equity	1,952,757	787,116

Total liabilities and stockholders’ equity	$2,121,887	$902,140

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED; IN THOUSANDS)

	Six months ended
	Oct. 2, 2005	Sept. 26, 2004
Operating activities
Net income (loss)	$(12,880)	$3,806
Adjustments:
Depreciation	27,048	25,782
Inventory write-up for ICS products sold	4,941	—
Amortization of intangible assets	14,177	2,862
Acquired in-process research and development	2,500	1,736
Merger-related stock-based compensation	—	367
Other-than-temporary impairment loss on investments	1,705	12,831
Impairment on building lease	7,126	—
Changes in assets and liabilities (net of assets acquired and liabilities assumed):
Accounts receivable	7,021	(3,639)
Inventories	6,958	(10,756)
Prepayments and other assets	3,266	1,302
Accounts payable	1,558	1,135
Accrued compensation and related expenses	603	2,885
Deferred income on shipments to distributors	796	3,247
Income taxes payable	(7,705)	(178)
Other accrued liabilities	198	(972)

Net cash provided by operating activities	57,312	40,408

Investing activities
Purchases of property, plant and equipment	(14,390)	(27,010)
Cash paid for acquisition of ICS, net of cash acquired	(432,619)	—
Cash paid for acquisition of Freescale assets	(35,794)	—
Cash paid for acquisition of ZettaCom, net of cash acquired	—	(34,375)
Purchases of short-term investments	(12,835)	(221,813)
Proceeds from sales and maturities of short-term investments	412,005	302,563
Purchases of technology and other investments, net	—	(2,100)

Net cash provided by (used for) for investing activities	(83,633)	17,265

Financing activities
Issuance of common stock	15,835	6,186
Payments on capital leases and other debt	—	(5,551)

Net cash provided by financing activities	15,835	635

Effect of exchange rates on cash and cash equivalents	(740)	30

Net increase (decrease) in cash and cash equivalents	(11,226)	58,338
Cash and cash equivalents at beginning of period	188,761	207,060

Cash and cash equivalents at end of period	$177,535	$265,398

Non-cash investing and financing activities:
Issuance of common stock and options in connection with ICS acquisition	1,160,236	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Integrated Device Technology, Inc. (“IDT” or “the Company”) contain all adjustments (which include only normal, recurring adjustments) that are, in the opinion of management, necessary to state fairly the interim financial information included therein. Certain prior period balances have been reclassified to conform to the current period presentation. All references are to the Company’s fiscal quarters ended October 2, 2005 (Q2 2006), July 3, 2006 (Q1 2006), April 3, 2005 (Q4 2005) and September 26, 2004 (Q2 2005), unless otherwise indicated.

These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 3, 2005. The results of operations for the three and six-month period ended October 2, 2005 are not necessarily indicative of the results to be expected for the full year.

In September 2005, the Company completed its acquisition of Integrated Circuit Systems, Inc. (“ICS”). ICS designed, developed and marketed a broad array of silicon timing devices used in computing systems and within the communications infrastructure industry. The acquisition enabled the Company to expand its customer base, portfolio of products and its market position in the semiconductor industry. In accordance with Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”), the Company has included in its results of operations for the three and six months ended October 2, 2005, the results of ICS for the approximately two week period beginning on September 17, 2005.

Prior to the close of the Company’s acquisition of ICS, ICS entered into a 10-year cross-licensing agreement with Freescale Semiconductor, Inc. (Freescale Assets) and concurrently acquired an option to purchase key assets, including inventory, backlog, and the exclusive future rights to sell all products in Freescale’s timing solution business under a master purchase agreement. In September 2005, the Company exercised the purchase option it obtained through the ICS acquisition and acquired the Freescale Assets.

Note 2

Net Income (Loss) Per Share

Net income (loss) per share has been computed using weighted-average common shares outstanding in accordance with SFAS No. 128, Earnings per Share.

	Three months ended		Six months ended
(in thousands)	Oct. 2, 2005	Sept. 26, 2004	Oct. 2, 2005	Sept. 26, 2004
Weighted average common shares outstanding	124,507	106,144	115,490	106,085
Dilutive effect of employee stock options	—	1,517	—	3,032

Weighted average common shares outstanding, assuming dilution	124,507	107,661	115,490	109,117

Net loss per share for the three and six-month periods ended October 2, 2005 is based only on weighted average shares outstanding. Stock options based equivalent shares for these periods of 0.6 million and 1.0 million, respectively, were excluded from the calculation of diluted earnings per share as their effect would be antidilutive in a net loss period. Employee stock options to purchase 13.4 million shares and 9.8 million shares for the three and six-month periods ended October 2, 2005, respectively, and 7.0 million shares and 5.2 million shares for the three and six-month periods ended September 26, 2004, respectively, were outstanding, but were excluded from the calculation of diluted earnings per share because the exercise price of the stock options was greater than the average share price of the common shares and therefore, the effect would be antidilutive.

In connection with the consummation of the ICS acquisition, the Company issued 91.4 million shares of common stock and 17.8 million stock options. These shares are weighted only for the approximately two-week period subsequent to the close on September 16, 2005.

Note 3

Stock-Based Employee Compensation

The Company accounts for its stock option plans and employee stock purchase plan in accordance with the intrinsic value method prescribed in the Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). In certain instances, primarily in connection with acquisitions, the Company records stock-based employee compensation cost in net income (loss). The following table illustrates the effect on net income (loss) and income (loss) per share if we had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), to stock-based employee compensation.

	Three months ended		Six months ended
(in thousands)	Oct. 2, 2005	Sept. 26, 2004	Oct. 2, 2005	Sept. 26, 2004
Reported net income (loss)	$(19,460)	$8,853	$(12,880)	$3,806
Add: Stock-based compensation included in reported net income (loss)	—	88	—	367
Deduct: Stock-based employee compensation expense determined under a fair-value based method for all awards (1)	(5,687)	(7,896)	(12,362)	(19,540)

Pro forma net income (loss)	$(25,147)	$1,045	$(25,242)	$(15,367)

Pro forma net income (loss) per share:
Basic	$(0.20)	$0.01	$(0.22)	$(0.14)
Diluted	$(0.20)	$0.01	$(0.22)	$(0.14)
Reported net income (loss) per share:
Basic	$(0.16)	$0.08	$(0.11)	$0.04
Diluted	$(0.16)	$0.08	$(0.11)	$0.03

(1)	Assumes a zero tax rate for each period presented as the Company has a full valuation allowance.

In connection with the consummation of the ICS acquisition, the Company issued 9.2 million stock options to former ICS employees representing new hire grants. The compensation expense related to these option grants are only included in the above table for the approximately two week period subsequent to the close of the acquisition on September 16, 2005.

Note 4

Recent Accounting Pronouncements

In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”), which provides guidance on the implementation of SFAS 123R, Share-Based Payments (“SFAS 123R”) (see discussion below). In particular, SAB 107 provides key guidance related to valuation methods (including assumptions such as expected volatility and expected term), the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123R, the modification of employee share options prior to the adoption of SFAS 123R, the classification of compensation expense, capitalization of compensation cost related to share-based payment arrangements, first-time adoption of SFAS 123R in an interim period, and disclosures in Management’s Discussion and Analysis subsequent to the adoption of SFAS 123R. SAB 107 became effective on March 29, 2005.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123R, Share-Based Payments. Generally, the requirements of SFAS 123R are similar to those of SFAS 123. However, SFAS 123R requires companies to now recognize all share-based payments to employees, including grants of employee stock options, in their statements of operations based on the fair value of the payments. Pro forma disclosure will no longer be an alternative. The Company is required to adopt SFAS 123R beginning with the first quarter of its fiscal year 2007.

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

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options through its consolidated statements of operations but rather, discloses the effect in its consolidated financial statement footnotes. Accordingly, the adoption of SFAS 123R’s fair value method will have a significant impact on its reported results of operations. However, the impact of the adoption of SFAS 123R and SAB 107 cannot be quantified at this time because it will depend on levels of share-based payments granted in the future as well as other variables that affect the fair market value estimates, which cannot be forecasted at this time.

Note 5

Cash Equivalents and Investments

Cash equivalents are highly liquid investments with original maturities of three months or less at the time of purchase. All of the Company’s investments are classified as available-for-sale at October 2, 2005 and April 3, 2005. Available-for-sale investments are classified as short-term investments, as these investments generally consist of highly marketable securities that are intended to be available to meet current cash requirements. Investment securities classified as available-for-sale are reported at market value, and net unrealized gains or losses are recorded in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, until realized. Realized gains and losses on investments are computed based upon specific identification and are included in interest income and other, net. Management evaluates investments on a regular basis to determine if an other-than-temporary impairment has occurred.

The Company maintains a portfolio of marketable equity securities held to generate returns that seek to offset changes in liabilities related to the equity market risk of certain deferred compensation arrangements. The securities within this portfolio are classified as trading and are stated at fair value. Portfolio assets and deferred compensation liabilities are included in other assets and long-term obligations, respectively, on the Condensed Consolidated Balance Sheets. Gains or losses related to participant investments are recorded in operating expenses, while gains or losses on the Company’s portfolio are recorded in other income and expenses.

During Q1 2006, the Company recorded an other-than-temporary loss of $1.7 million on certain available-for-sale investments, the fair value of which had gradually decreased over the prior twelve months as a result of interest rate increases. This action was based upon the magnitude and length of time these securities had been in a continuous unrealized loss position and in consideration of the Company’s near-term cash requirements in anticipation of the acquisition of ICS. In connection with the consummation of the ICS merger, a significant portion of the Company’s investments were sold, resulting in a realized loss in Q2 2006, of an additional $0.9 million for a total loss of $2.6 million, including the other-than-temporary loss recorded in Q1 2006.

In Q1 2005, the Company recorded an impairment charge of $12.8 million related to its investment in NetLogic Microsystems, Inc. (“NetLogic”). On July 8, 2004, NetLogic completed an initial public offering at an initial offering price of $12 per share. IDT was included in the offering as a selling shareholder. The IPO pricing, less related commissions implied the investment was worth less than its carrying value. Based in part on the relative magnitude of the decline in value, the Company concluded that there was an other-than-temporary impairment on the investment at June 27, 2004 and accordingly, recorded an impairment charge to adjust the carrying value down to its estimated net realizable value. During Q2 2005, the Company sold 100% of its investment in NetLogic at the previously written down value.

Note 6

Inventories

Inventories are summarized as follows:

(in thousands)	Oct. 2, 2005	April 3, 2005
Raw materials	$6,142	$3,980
Work-in-process	28,018	22,863
Finished goods	26,760	10,488

Total inventories, net	$60,920	$37,331

The amounts reported as of October 2, 2005 above include fair market value (FMV) adjustments of approximately $8.0 related to the acquired ICS and Freescale inventory.

Note 7

Investment in Non-Marketable Securities

In connection with the Company’s acquisition of ICS, IDT obtained investments in two privately held companies. The Company accounts for these equity securities using the cost method as these investments are privately held and thus do not have a readily determined fair value and the Company does not have the ability to exercise significant influence on the day-to-day operations of these companies. The Company’s holdings represented 2.3% and 0.6% of the outstanding shares of the two privately held companies, respectively, at October 2, 2005. These amounts are included in Short-term investments and Other Assets, respectively, in the Condensed Consolidated Balance Sheet.

Note 8

Business Combinations

Acquisition of ICS

On September 16, 2005 the Company completed its acquisition of 100% of the voting common stock of ICS. The acquisition resulted in the issuance of approximately 91.4 million shares of the Company’s common stock with a fair value of approximately $1.1 billion, approximately 8.6 million stock options with a fair value of approximately $47.5 million and the payment of approximately $521.7 million, including $11.9 million of acquisition-related transaction costs, in cash for a total purchase price of approximately $1.7 billion. The common stock issued in the acquisition was valued at $12.17 per share using the average closing price of the Company’s common stock for the five-day trading period beginning two days before and ending two days after the date the transaction was announced, which was June 15, 2005. The options were valued using the Black-Scholes option pricing model with the following inputs: volatility factor of 62%, expected life of 2.8 years, risk-free interest rates of 4.0%, and a market value for IDT stock of $12.17 per share, which was determined as described above. The cash consideration was equivalent to $7.25 per share multiplied by approximately 70.3 million outstanding shares of ICS common stock on the date of acquisition. A summary of the total purchase price is as follows:

(in millions)
Common stock issued	$1,112.8
Cash paid	509.8
Stock options issued	47.5
Acquisition-related transaction costs	11.9

Total purchase price	$1,682.0

In accordance with SFAS 141, the Company has preliminarily allocated the purchase price to the estimated tangible and intangible assets acquired and liabilities assumed, including in-process research and development, based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. ICS’s technology will provide a greater diversity of products and enhanced research and development capability which will allow IDT to pursue an expanded market opportunity. In addition, there is significant potential for improved manufacturing performance. These opportunities, along with the ability to leverage the ICS workforce, were significant contributing factors to the establishment of the purchase price, resulting in the recognition of a significant amount of goodwill. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management estimates and assumptions, and other information compiled by management, including third-party valuations that utilize established valuation techniques appropriate for the high-technology industry. Goodwill recorded as a result of this acquisition is not expected to be deductible for tax purposes. In accordance with SFAS 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill are not amortized but will be reviewed at least annually for impairment. Purchased intangibles with finite lives will be amortized over their respective estimated useful lives which in some cases involve use of either an accelerated method or a straight line basis. The purchase price has been preliminarily allocated as follows:

(in millions)	Fair Value
Net tangible assets acquired	$249.3
Amortizable intangible assets	490.8
In-process research and development	2.5
Above market lease liability	(3.5)
Goodwill	942.9

Total purchase price	$1,682.0

	Fair Value (in millions)	Method	Useful Lives (years)	Wtd. Avg, Lives (years)
Amortizable intangible assets:
Existing Technology	$207.0	Straight-Line	3-10	5.9
Customer Relationships	139.7	Accelerated	3.3-9.3	6.2
Distributor Relationships	15.4	Accelerated	1.3-2.3	2.1
Foundry Relationships	39.3	Accelerated	4.3	4.3
Assembler Relationships	21.6	Accelerated	2.3	2.3
Non-Compete Agreements	47.7	Straight-Line	2	2
Tradename	8.4	Straight-Line	2-10	4.8
Backlog	11.7	Straight-Line	.5	.5

Total	$490.8

Useful lives are primarily based on the underlying assumptions used in the discounted cash flow models. The allocation is preliminary and subject to change if the Company obtains additional information concerning the fair values of certain acquired assets and liabilities of ICS.

Net Tangible Assets

ICS’s assets and liabilities as of September 16, 2005 were reviewed and adjusted, if required, to their estimated fair value. The Company adjusted ICS’s fixed assets by approximately $4.9 million to write up ICS’s historical net book value to estimated fair value as of the date of the close net of capitalized assets which did not meet IDT’s asset capitalization criteria. The Company also adjusted inventory by approximately $9.8 million to write up ICS’s inventory to estimated fair value, less an estimated selling cost. The Company also accrued for restructuring charges of $2.7 million, related to estimated severance charges and facility closure costs related to facilities leased by ICS. The Company recognized these costs in accordance with the Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with Purchase Business Combinations (“EITF 95-3”). Approximately 40 former ICS employees were identified for termination at the time of the acquisition and the related severance will be substantially paid out by April 2006. As of October 2, 2005, $0.6 million remained to be paid for severance and related benefits. In addition, certain employees were given retention packages to transition their current roles over the next 6-7 months. These costs will be recognized over the retention period and have not been included in the purchase price or the net assets acquired.

Included in net tangible assets acquired above are $99.9 million of incremental deferred tax liabilities and $2.4 million of deferred tax assets to reflect the tax affects of timing differences between book accounting and tax accounting for purchase accounting related items. In addition, we reversed $63.5 million of valuation allowance related to IDT’s pre-merger net deferred tax assets as a result of deferred tax liabilities recorded as part of the purchase accounting for ICS as discussed above.

Amortizable Intangible Assets

Existing technology consists of products that have reached technological feasibility. The Company valued the existing technology utilizing a discounted cash flow (“DCF”) model, which uses forecasts of future revenues and expenses related to the intangible asset. The Company utilized discount factors of 12 - 20% for existing technology and is amortizing the intangible assets over 3 – 10 years on a straight-line basis.

Customer, Distributor, Foundry and Assembler relationship values have been estimated using the lost income method, which estimates the effect on cash flows if these relationships were not in place at the close of the merger. The Company utilized a discount factor of 16% for each of these intangible assets and is amortizing the intangible assets on an accelerated basis consistent with the lost revenue amounts assumed in the valuation model.

The non-compete agreements were valued from the Company’s perspective by estimating the affect on future revenues and cash flows if a non-compete were not in-place, thereby allowing former employees of ICS to re-enter the market. The Company utilized a discount factor of 16% for non-compete agreements and is amortizing the intangible asset on a straight-line basis over the 2 year term of the agreements.

The ICS trade name, valued at $8.4 million, was determined using the relief from royalty method, which represents the benefit of owning this intangible asset rather than paying royalties for its use. The Company utilized discount rates of 14% - 25% for the ICS trade name and is amortizing the intangible asset over 2 – 10 years on a straight-line basis.

Backlog, valued at $11.7 million, represents the value of the standing orders for ICS products as of the close of the merger. Backlog was valued using a DCF model The Company utilized a discount rate of 10% for the backlog and is amortizing it over a six month period.

Above Market Lease Liability

In connection with the valuation of the ICS acquisition, the Company identified three operating leases at ICS facilities with rental payments that were deemed to be in excess of current market rental rates for facilities of similar sizes, similar purpose, and in similar locations. The company estimated the amount to be approximately $3.5 million, which will be amortized over the remaining life of each of the lease obligations, respectively.

In-process Research and Development

Of the total purchase price, $2.5 million has been allocated to in-process research and development (“IPR&D”) and was expensed in the current quarter. Projects that qualify as IPR&D represent those that have not yet reached technological feasibility and which have no alternative future use. Technological feasibility is established when an enterprise has completed all planning, designing, coding, and testing activities that are necessary to establish that a product can be produced to meet its design specifications including functions, features, and technical performance requirement. The value of IPR&D was determined by considering the importance of each project to the Company’s overall development plan, estimating costs to develop the purchased IPR&D into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value based on the percentage of completion of the IPR&D projects. The Company utilized the DCF method to value the IPR&D, using rates ranging from 17% to 30%, depending on the estimated useful life of the technology. Based on the relatively few projects underway at the close of the acquisition and the significant leverage on existing technology of in-process projects, IPR&D is not a significant component of the acquired business.

Pro Forma Financial Information

The following pro forma financial information presents the combined results of operations of IDT and ICS as if the acquisition had occurred as of the beginning of each of the periods presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each of the periods presented. The results included below combine the historical IDT results for the three and six-month period ended October 2, 2005 with the historical ICS results for the three and six-month period ended July 2, 2005, as this represents the last complete reported period of ICS results. The pro forma financial information for all periods presented includes the business combination effect of the amortization charges from acquired intangible assets, the FMV write-up for inventory, the above market lease liability, adjustments to interest income and related tax effects.

	Three months ended		Six months ended
(in thousands, except per share amounts)	October 2, 2005	September 26, 2004	October 2, 2005	September 26, 2004
Net Revenues	$148,654	$162,767	$300,616	$333,570
Net loss	(64,864)	(41,934)	(99,170)	(74,556)
Basic loss per share	(0.33)	(0.21)	(0.50)	(0.38)
Diluted loss per share	$(0.33)	$(0.21)	$(0.50)	$(0.38)

The pro forma financial information above includes the following material, non-recurring charges for all periods presented:

(in thousands)
Inventory write-up	$12,940
Backlog	5,850
IPR&D	2,500

Acquisition of ZettaCom

On May 7, 2004, the Company acquired ZettaCom, Inc. (“ZettaCom”), a privately held provider of switch fabric and traffic management solutions. The Company paid $34.5 million in cash for ZettaCom. ZettaCom’s results subsequent to May 7, 2004 are included in the Company’s consolidated results.

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

The Company valued the existing technology and in-process technology utilizing a DCF model, which uses forecasts of future revenues and expenses related to the intangible asset. The non-compete agreements were valued by estimating the affect on future revenues and cash flows if a non-compete were not in-place thereby allowing former employees of ZettaCom to re-enter the market. IDT utilized a discount rate of 27% for existing technology, 31% for in-process technology, and 29% for the non-compete agreements.

In-process technology acquired was expensed at the date of acquisition. The existing technology will be amortized to cost of revenues over a seven year estimated life. The non-compete agreements will be amortized to operating expense over the three year term of the agreements.

Acquired in-process research and development. In connection with the ZettaCom acquisition, the Company recorded a $1.7 million charge to IPR&D. This amount was determined by identifying a research project which was not yet proven to be technically feasible and did not have alternative future uses. Estimated future expenses were deducted and economic rents charged for the use of other assets. Based on this analysis, a present value calculation of estimated after-tax cash flows attributable to the projects was computed using a discount rate of 31%. Present values were adjusted by factors representing the percentage of completion for the project, which was estimated at 73%.

Retention payments. In connection with the ZettaCom acquisition, the Company entered into retention agreements with the former employees of ZettaCom who became IDT employees as part of the transaction. The agreements included approximately $3.7 million which was to be paid out over the 18-30 months following the close of the acquisition. The retention payments are earned by the passage of time. As such, the Company records these amounts as compensation expense as they are incurred. Through Q2 2006, the Company recorded $2.7 million in expense related to retention obligations, $1.9 million of which has been paid.

Note 9

Asset Acquisitions

Freescale Assets

Prior to the close of the Company’s acquisition of ICS, ICS entered into a $10.0 million, 10-year cross-licensing agreement with Freescale and concurrently acquired an option to purchase key assets, including inventory, backlog, and the exclusive future rights to sell all products in Freescale’s timing solution business (“Freescale Assets”) under a master purchase agreement. In addition, ICS had recorded approximately $0.1 million in acquisition costs related to this transaction. On September 23, 2005, the Company exercised the option to purchase the Freescale Assets for approximately $35.8 million in cash, for total consideration paid for the Freescale Assets of approximately $45.9 million. The transaction included certain assets and personnel but did not constitute a business combination. The purchase price was allocated as follows:

(in millions)	Fair Value
Tangible assets acquired	$6.7
Amortizable intangible assets	39.2

Total purchase price	$45.9

	Fair Value (in millions)	Method	Useful Lives (years)	Wtd. Avg. Lives (years)
Amortizable intangible assets:
Existing Technology	$19.6	Straight-Line	2-7	6.6
Customer Relationships	11.1	Accelerated	5-6	5.6
Foundry Relationships	4.4	Accelerated	4-5	4.6
Other identified intangibles	4.1	Straight Line	.25-5	2.2

Total	$39.2

Amortizable Intangible Assets

Existing technology consists of products that have reached technological feasibility. The Company valued the existing technology utilizing a discounted cash flow (“DCF”) model, which uses forecasts of future revenues and expenses related to the intangible asset. The Company utilized discount factors of 15% for existing technology and is amortizing the intangible assets over 2-7 years on a straight-line basis.

Customer and Foundry relationship values have been estimated using the lost income method, which estimates the effect on cash flows if these relationships were not in place at the close of the transaction. The Company utilized a discount factor of 17% for these intangible assets and is amortizing the intangible assets on an accelerated basis consistent with the lost revenue amounts assumed in the valuation model.

Other identified intangibles consist of tradename, non-compete agreements, backlog, workforce, and various agreements. The Company valued these intangibles using various valuation techniques typically used in the high-tech industry. The Company utilized discount factors of 10-17% and is amortizing the intangible assets over .25 – 5 years.

IMC Assets

On April 22, 2004, the Company acquired a license to PCI-Express technology from Internet Machines Corporation (“IMC”) as well as certain other assets and liabilities, in a cash transaction, immaterial in value that does not constitute a business combination. As such, the Company allocated the amount paid to the assets acquired based on their estimated fair values. The principal identifiable intangible assets acquired were existing technology and workforce in-place. The fair values assigned are based on estimates, assumptions, and other information compiled by management.

IBM Technology

During Q1 2005, the Company made a $1.1 million follow-on payment in connection with the Q2 2004 acquisition of technologies from IBM as a milestone was met. The amount of this payment was allocated consistent with the allocation of the initial purchase price.

Note 10

Goodwill and Other Intangible Assets

Goodwill is reviewed annually for impairment in our fourth fiscal quarter (or more frequently if indicators of impairment arise). In conjunction with the acquisition of ICS, the Company developed a new reporting structure comprised of three reportable segments: Networking, Timing, and Standard Products and Other (see Note 13). All goodwill associated with acquisitions prior to ICS in Q2 2006 is currently included in the Networking segment. Goodwill associated with the acquisition of ICS has not yet been allocated to the Company’s operating segments as of October 2, 2005 due to the close proximity of the acquisition to the end of the current fiscal period. The Company anticipates goodwill will be allocated to its operating segments during Q3 2006.

Goodwill and identified intangible assets relate to the Company’s acquisitions of ICS and the Freescale Assets in Q2 2006, ZettaCom and the IMC assets in Q1 2005, the technologies from IBM in Q2 2004, Solidum Systems in Q3 2003, and Newave Semiconductor Corp. in Q1 2002.

Balances as of October 2, 2005 and April 3, 2005 are summarized as follows:

	October 2, 2005
(in thousands)	Gross assets	Accumulated amortization	Net assets
Goodwill	$998,369	$—	$998,369

Identified intangible assets:
Existing technology	255,861	(9,963)	245,898
Trademarks	10,827	(1,520)	9,307
Customer relationships	156,009	(3,907)	152,102
Foundry & Assembler relationships	65,302	(3,886)	61,416
Non-compete agreements	52,321	(3,124)	49,197
Other	29,918	(2,118)	27,800

Subtotal, identified intangible assets	570,238	(24,518)	545,720

Total goodwill and identified intangible assets	$1,568,607	$(24,518)	$1,544,089

	April 3, 2005
(in thousands)	Gross assets	Accumulated amortization	Net assets
Goodwill	$55,523	$—	$55,523

Identified intangible assets:
Existing technology	29,284	(5,945)	23,339
Trademarks	2,240	(1,250)	990
Customer relationships	5,162	(1,387)	3,775
Non-compete agreements	3,309	(1,646)	1,663
Other	158	(113)	45

Subtotal, identified intangible assets	40,153	(10,341)	29,812

Total goodwill and identified intangible assets	$95,676	$(10,341)	$85,335

Amortization expense for identified intangibles is summarized below:

	Three months ended		Six months ended
(in thousands)	Oct. 2, 2005	Sept. 26, 2004	Oct. 2, 2005	Sept. 26, 2004
Existing technology	$2,887	$1,116	$4,018	$1,953
Trademarks	190	80	270	160
Customer relationships	2,244	197	2,520	394
Foundry & Assembler relationships	3,886	—	3,886	—
Non-compete agreements	1,241	190	1,478	339
Other	2,000	6	2,005	16

Total	$12,448	$1,589	$14,177	$2,862

Based on the identified intangible assets recorded at October 2, 2005, the future amortization expense of identified intangibles for the next five fiscal years is as follows (in thousands):

Year ending March,
Remainder of FY 2006	$112,751
2007	147,741
2008	100,229
2009	72,133
2010	45,302
Thereafter	67,564

Total	$545,720

Note 11

Comprehensive Income (Loss)

The components of comprehensive income (loss) were as follows:

	Three months ended		Six months ended
(in thousands)	Oct. 2, 2005	Sept. 26, 2004	Oct. 2, 2005	Sept. 26, 2004
Net income (loss)	$(19,460)	$8,853	$(12,880)	$3,806
Currency translation adjustments	4	49	(693)	180
Change in unrealized loss on derivatives, net of taxes	(5)	—	(77)	—
Change in net unrealized gain (loss) on investments, net of taxes	672	1,106	3,219	(3,524)

Comprehensive income (loss)	$(18,789)	$10,008	$(10,431)	$462

The components of accumulated other comprehensive income (loss) was as follows:

(in thousands)	Oct. 2, 2005	April 3, 2005
Cumulative translation adjustments	$727	$1,420
Unrealized loss on derivatives	(77)	—
Unrealized loss on investments	(197)	(3,416)

Total accumulated other comprehensive income (loss)	$453	$(1,996)

Note 12

Derivative Instruments

As a result of its significant international operations, sales and purchase transactions, the Company is subject to risks associated with fluctuating currency exchange rates. The Company may use derivative financial instruments to hedge these risks when instruments are available and cost effective in an attempt to minimize the impact of currency exchange rate movements on its operating results and on the cost of capital equipment purchases. During Q2 2006, the Company entered into several hedges of forecasted cash flows and expenses of its foreign subsidiaries. These cash flows are denominated in a currency other than US dollar and are highly probable and reasonably certain to occur within the next twelve months. Other foreign currency forecasted cash flows were not hedged when the underlying cash flows were not significant, or when the foreign currency is not highly traded and freely quoted in the foreign currency markets. As of Q2 2006 and Q2 2005, these forecasted cash flow hedges were adjusted to fair market value and an insignificant amount of unrealized losses were recorded through other comprehensive income (loss).

The Company may additionally enter into derivatives to hedge the foreign currency risk of capital equipment purchases if the capital equipment purchase orders are executed and designated as a firm commitment. However there were no hedges of this type outstanding as of the end of Q2 2006, Q4 2005 or Q2 2005. The Company does not enter into derivative financial instruments for speculative or trading purposes.

The Company also utilizes currency forward contracts to hedge currency exchange rate fluctuations related to certain short term foreign currency assets and liabilities. Gains and losses on these undesignated derivatives offset gains and losses on the assets and liabilities being hedged and the net amount is included in earnings. An immaterial amount of net gains and losses were included in earnings during Q2 2006 and Q2 2005.

Besides foreign exchange rate exposure, the Company’s cash and investment portfolios are subject to risks associated with fluctuations in interest rates. While the Company’s policies allow for the use of derivative financial instruments to hedge the fair values of such investments, the Company has yet to enter into this type of hedge.

Note 13

Industry Segments

In conjunction with the ICS merger, the Company reorganized its operating segments and developed a new reporting structure comprised of three reportable segments: Networking, Timing, and Standard Products and Other. These three reportable segments represent the aggregation of the Company’s operating segments as defined by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Networking segment includes network search engines, switching solutions, integrated communications processors, flow-control management devices, FIFOs, and multi-ports. The Timing segment includes clock management, DIMM support and other timing solution products. The Standard Product and Other segment include high-speed SRAM, military applications, digital logic products, telecommunications and video products.

Prior period balances have been reclassified to conform to the current period presentation. The tables below provide information about these segments for the three and six month periods ended October 2, 2005 and September 26, 2004:

Revenues by segment

	Three months ended		Six months ended
(in thousands)	Oct. 2, 2005	Sept. 26, 2004	Oct. 2, 2005	Sept. 26, 2004
Networking	$54,389	$56,925	$110,889	$119,867
Timing	25,118	9,570	38,156	18,922
Standard Products and Other	26,182	30,176	50,482	59,189

Total consolidated revenues	$105,689	$96,671	$199,527	$197,978

Income (Loss) by segment

	Three months ended		Six months ended
(in thousands)	Oct. 2, 2005	Sept. 26, 2004	Oct. 2, 2005	Sept. 26, 2004
Networking	$9,085	$9,881	$17,016	$24,027
Timing	691	(2,622)	(2,189)	(3,899)
Standard Products and Other	(818)	130	(3,803)	(2,183)
Restructuring and related	(760)	—	(1,469)	(677)
Amortization of intangible assets	(12,448)	(1,589)	(14,177)	(2,862)
Inventory FMV adjustment	(4,941)	—	(4,941)	—
Amortization of deferred stock-based compensation	—	(88)	—	(367)
Facility closure costs	(8,302)	1,541	(11,256)	1,555
Acquired in-process research and development	(2,500)	—	(2,500)	(1,736)
Acquisition related costs and other	(506)	(494)	(1,004)	(1,068)
Loss on investments	—		(1,705)	(12,831)
Interest income and other	3,167	2,824	7,069	5,329
Interest expense	(63)	(26)	(74)	(73)

Income (loss) before income taxes	$(17,395)	$9,557	$(19,033)	$5,215

The Company does not allocate restructuring, acquisition-related costs, interest income and other, and interest expense to its segments. In addition, the Company does not allocate assets to its segments. The Company excludes these items consistent with the manner in which it internally evaluates its results of operations.

Note 14

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

The Company maintains a reserve for obligations it incurs under its standard product warranty program and customer, part, or process specific matters. The standard warranty period offered is one year, though in certain instances the warranty period may be extended to as long as two years. Management estimates the fair value of its warranty liability based on actual past warranty claims experience, its policies regarding customer warranty returns and other estimates about the timing and disposition of product returned under the standard program. Customer, part, or process specific reserves are estimated using a specific identification method. Historical warranty returns activity has been minimal. The total reserve was $1.7 million and $0.2 million as of October 2, 2005 and April 3, 2005, respectively.

Note 15

Restructuring

In fiscal 2005, as part of an effort to streamline operations and increase profitability, the Company implemented reductions in force, which included many of its operations. The Company recorded restructuring charges of $6.9 million, which primarily consisted of severance and related termination benefits. The charges were recorded as cost of revenues of $3.2 million and operating expenses of $3.7 million. Through Q2 2006, approximately $5.7 million has been paid. The remaining severance and termination benefits related to these activities are scheduled to be paid over the next six months and to be substantially completed by the end of fiscal 2006.

As part of the announced plan for the January 2005 reductions in force, a portion of the employees were to remain with the Company over a retention period. The Company recorded $0.4 million in Q2 2006 for retention costs related to these activities and a cumulative total of $2.1 million through Q2 2006. The Company anticipates recording an additional $0.3 million of retention costs related to these activities over the next six months and to substantially complete the restructuring activity by the end of fiscal 2006.

In Q1 2006, the Company implemented an additional reduction in force. The Company recorded restructuring charges of $0.4 million, which primarily consisted of severance and related termination benefits as well as exit costs related to its facility in France. These charges were recorded as cost of revenues of $0.1 million and operating expenses of $0.3 million. The Company substantially completed the personnel related restructuring activities during Q2 2006. The facility related costs may continue through fiscal 2008.

During Q2 2006 the Company completed the consolidation of its Northern California workforce to its San Jose headquarters and exited leased facilities in Salinas and Santa Clara. Upon exiting the buildings the Company recorded lease impairment charges of approximately $6.5 million, which represents the future rental payments under the agreements, reduced by an estimate of sublease income, discounted to present value using an interest rate applicable to the Company. The Company also wrote-off certain leasehold improvements and assets no longer in use of approximately $0.6 million.

Also in Q2 2006, we recorded restructuring charges of approximately $0.5 million, related to the severance costs for IDT employees, in conjunction with our acquisition of ICS. These amounts primarily consist of severance costs associated with duplicative functions.

During Q2 2006 and Q1 2006, the Company sold equipment from its Salinas wafer fabrication facility, which had been previously impaired as part of the fiscal 2002 impairment charges. As the proceeds from these sales exceeded the impaired value of the assets, the Company recorded a credit of $0.1 million and $0.6 million to restructuring, asset impairment and other in Q2, 2006 and Q1 2006, respectively.

The following table shows the activity related to restructuring and asset impairment charges and the liability remaining as of October 2, 2005:

	Cost of goods sold			Operating expenses
(in thousands)	Restructuring	Asset impairment- PP&E		Restructuring
Balance as of 4/3/05 (2)	$1,283	$—		$1,523

Q1 2006 charges (credits)	113	(564	) (1)	250
Non-cash charges				(18)
Cash receipts (payments)	(654)	564		(662)

Balance as of 7/3/05	$742	$—		$1,093
Q2 2006 charges (credits) (3)	2,913	(92	) (1)	4,696
Non-cash charges	(202)			(414)
Cash receipts (payments)	(491)	92		(442)

Balance as of 10/2/05	$2,962	—		$4,933

(1)	Represents credits of $0.1 million and $0.6 million in Q2 2006 and Q1 2006, respectively, related to proceeds from the sale of equipment from our Salinas wafer fabrication facility, which were previously impaired.
(2)	Primarily composed of severance costs related to restructuring activities initiated in FY 2005.
(3)	Primarily composed of lease impairment charges associated with the exit of buildings occupied prior to the consolidation of the Company’s northern California workforce into its headquarters in San Jose in Q2 2006.

Note 16

Manila Facility Exit Costs

In April 2005, the Company announced its plans to consolidate its assembly and test operations and outsource a portion of its assembly operations. Under the plan, the Company would close its assembly and test facility in Manila, the Philippines, which would result in a reduction in force of approximately 750 employees. The plan also included transferring the test and finish work performed at the Manila facility to the Company’s assembly and test facility in Penang, Malaysia and transferring the assembly work and certain assembly equipment to third party sub-contractors. Through Q2 2006, the Company has reduced its Manila workforce by approximately 675 personnel. These individuals were paid an amount equivalent to that required by the local Philippine labor code and an additional amount based upon the number of years of service to the Company. Through Q2 2006, the Company recorded approximately $2.2 million in costs related to these activities, of which $1.9 million has been paid.

The Company completed all significant activities related to this restructuring action during Q2 2006, including the transfer of the test and finish work to the Company’s assembly and test facility in Penang, Malaysia, the outsourcing of assembly work to third party sub-contractors and the cessation of manufacturing activities.

Note 17

Taxes

In Q2 2006, the Company’s tax provision included U.S. tax of $1.3 million as a result of a $25.1 million distribution under the American Jobs Creation Act of 2004 (“AJCA”). The AJCA introduced a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. We will invest these earnings pursuant to an approved Domestic Reinvestment Plan that conforms to the AJCA guidelines. The earnings were remitted from foreign earnings for which U.S. residual tax had not been provided for in the past. We are still in the process of evaluating whether additional distributions will be made under the AJCA this fiscal year.

As a result of significant net deferred tax liabilities recorded in connection with the ICS acquisition, the Company decreased its valuation allowance in Q2 2006 by approximately $63.5 million, which was included as part of the preliminary purchase price allocation. The Company maintains the balance of the valuation allowance as the Company could not conclude that it is more likely than not that the Company will be able to utilize its deferred tax assets in the foreseeable future.

In Q1 2006, as a result of a partial settlement with the IRS pertaining to its examination of certain items in the Company’s income tax returns for fiscal years 2000 through 2002, the Company recorded a net reduction in its income taxes payable of $8.9 million as a partial settlement. The examination by the IRS of the Company’s income tax returns for fiscal years 2003 and 2004 is not complete.

Note 18

Related Parties

In conjunction with the merger with ICS, the Company acquired an Investment and Stock Trade Agreement (the “Agreement”) with Maxtek Technology Co. Ltd (“Maxtek”), an international stocking representative in Taiwan and China. ICS initially invested $4.0 million and owned approximately 10% of Maxtek but had subsequently sold 75% of its initial investment prior to its merger with the Company. Maxtek represented approximately 25% of ICS’ sales for fiscal year 2005, 23% in fiscal year 2004 and 20% in fiscal year 2003. Additionally, sales to Lacewood Corporation, representing business into Hong Kong and China, and Magic Island International, representing business in Korea, entities that are commonly controlled by the owners’ of Maxtek, were 10% and 6% of ICS’ sales in fiscal year 2005, respectively. Sales to Lacewood were 13% in fiscal year 2004 and 21% in fiscal year 2003. As of October 2, 2005 the Company owned 1.3 million shares, or approximately 2.3% of the outstanding shares of Maxtek.

Note 19

Subsequent Event

In November 2005, the Company’s Board of Directors approved a $25 million expansion of the previously authorized share repurchase program to a total $75 million. Under the Board’s previous stock repurchase authorization, the Company has already repurchased approximately 2 million shares at an aggregated cost of approximately $24 million between October 2004 and October 2005, leaving approximately $51 million available for future repurchases.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All references are to our fiscal quarters ended October 2, 2005 (Q2 2006), July 3, 2005 (Q1 2006), April 3, 2005 (Q4 2005) and September 26, 2004 (Q2 2005), unless otherwise indicated. Quarterly financial results may not be indicative of the financial results of future periods.

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

On September 16, 2005, we completed our acquisition of Integrated Circuit Systems, Inc. (“ICS”) and on September 23, 2005, we exercised an option to purchase key assets, including inventory, backlog, and the exclusive future rights to sell all products in Freescale Semiconductor, Inc.’s timing solution business (“Freescale Assets”) under a master purchase agreement. The amounts included herein, including forward-looking statements, include the results of ICS and the Freescale Assets from the date of acquisition.

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

Income Taxes. We account for income taxes under an asset and liability approach that requires the expected future tax consequences of temporary differences between book and tax bases of assets and liabilities be recognized as deferred tax assets and liabilities. Generally accepted accounting principles require us to evaluate the ability to realize the value of our net deferred tax assets on an ongoing basis. A valuation allowance is recorded to reduce the net deferred tax assets to an amount that will more likely than not be realized. Accordingly, we consider various tax planning strategies, forecasts of future taxable income and our most recent operating results in assessing the need for a valuation allowance. In the consideration of the ability to realize the value of net deferred tax assets, recent results must be given substantially more weight than any projections of future profitability. In the fourth quarter of fiscal 2003, we determined that, under applicable accounting principles, it was more likely than not that we would not realize any value for any of our net deferred tax assets. Accordingly, we established a valuation allowance equal to 100% of the amount of these net assets. We reassess the requirement for the valuation allowance on an ongoing basis, including in connection with significant acquisitions such as ICS.

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

Inventories. Except for inventories acquired in connection with business combinations or asset purchases, which are recorded at estimated fair market value (FMV), less estimated selling cost, inventories are recorded at the lower of standard cost (which generally approximates actual cost on a first-in, first-out basis) or market value. We record provisions for obsolete and excess inventory based on our forecasts of demand over specific future time horizons. We also record provisions to value our inventory at the lower of cost or market value, which rely on forecasts of average selling prices (ASPs) in future periods. Actual market conditions, demand, and pricing levels in the volatile semiconductor markets that we serve may vary from our forecasts, potentially impacting our inventory reserves and resulting in material impacts to our gross margin.

Valuation of Long-Lived Assets and Goodwill. We own and operate our own manufacturing facilities, as further described in Part I of our Annual Report on Form 10-K for the fiscal year ended April 3, 2005, and have also acquired certain businesses and product portfolios in recent years. As a result, we have significant property, plant and equipment, goodwill and other intangible assets. We evaluate these items for impairment on an annual basis, or sooner, if events or changes in circumstances indicate that carrying values may not be recoverable. Triggering events for impairment reviews may include adverse industry or economic trends, significant restructuring actions, significantly lowered projections of profitability, or a sustained decline in our market capitalization. Evaluations of possible impairment and, if applicable, adjustments to carrying values, require us to estimate, among other factors, future cash flows, useful lives and fair market values of our reporting units and assets. Actual results may vary from our expectations.

RESULTS OF OPERATIONS

Revenues (Q2 2006 compared to Q2 2005). Our revenues for Q2 2006, which includes approximately two weeks of revenues from the merger with ICS, were $105.7 million, an increase of $9.0 million, or 9.3% compared to Q2 2005. Revenues were higher due to the addition of ICS during the stub period. Comparisons of units and pricing on a year over year basis are not meaningful until the Company has an ongoing track record of results including ICS.

Revenues for our Networking segment (which includes network search engines (NSEs), switching solutions, FIFOs, multiports, and flow control management devices; and communications applications-specific standard products (ASSPs) decreased by $2.5 million, our Timing segment increased $15.5 million, while our Standard Products and Other segment (which includes SRAM, high-performance logic, telecom, video, and military products) decreased by $3.9 million, respectively, when compared to Q2 2005.

Revenues in the Asia Pacific region (APAC) increased $17.0 million, or 53.7%. Revenues in the Americas, Europe and Japan decreased 12.6%, 20.6% and 2.2%, respectively.

Revenues (Q2 2006 compared to Q1 2006). Our revenues increased sequentially by $11.9 million, from $93.8 million in Q1 2006 to $105.7 million in Q2 2006. Revenues were higher due to the addition of ICS during the stub period. Comparisons of units and pricing on a sequential basis are not meaningful until the Company has an ongoing track record of results including ICS.

Revenues for our Networking segment decreased by $2.1 million, the Timing segment increased $12.1 million, while the Standard Products and Other segment increased by $1.9 million, respectively, when compared to Q1 2006.

Revenues in the Asia Pacific region (APAC) increased $7.7 million, or 18.7%, when compared to Q1 2006 primarily on strength of the timing business in the region. Revenues in the Americas, Europe and Japan increased 4.7%, 11.8% and 10.8%, respectively.

Revenues (First six months of fiscal 2006 compared to first six months of fiscal 2005). Our revenues year-to-date for fiscal 2006 were $199.5 million compared with $198.0 million for the first six months of fiscal 2005, an increase of $1.5 million, or 0.8%. Within our Networking segment, revenues decreased by $9.0 million, the Timing segment increased by $19.2 million, and the Standard Products and Other segment decreased by $8.7 million.

Revenues in the Asia Pacific region (APAC) increased $20.4 million, or 29.3%, when compared to the first 6 months of fiscal 2005, primarily on strength of the timing business in the region. Revenues in the Americas, Europe and Japan decreased 14.6%, 24.3% and 3.2%, respectively.

Revenues (recent trends and outlook). We currently expect our fiscal Q3 2006 revenue to be up significantly as compared with Q2 2006 based on a full quarters of revenues from the acquisitions of ICS and the Freescale Assets.

Gross profit (Q2 2006 compared to Q2 2005). Our gross margin percentage for Q2 2006 decreased to 33.8% from 51.7% in Q2 2005. Gross profit was $35.7 million in Q2 2006, a decrease of $14.3 million, or 28.5%, compared to Q2 2005. The decrease was primarily attributable to approximately $6.7 million of incremental amortization expense for intangible assets and $4.9 million related to the sale of acquired inventory valued at fair market value, less an estimated selling cost, associated with our acquisition of ICS and the Freescale Assets. We also completed the consolidation of our Northern California workforce to our San Jose headquarters and exited our leased facilities in Salinas and Santa Clara during Q2 2006. As a result, we recorded a total impairment charge of approximately $7.1 million, primarily related to our ongoing lease obligations, of which approximately $2.7 million was allocated to cost of goods sold (COGS). Additional costs associated with the closure of our Philippines plant, restructuring efforts initiated during fiscal 2005 and restructuring expenses associated with our acquisition of ICS further reduced our gross profit along with additional warranty reserves recorded in the period. Partially offsetting the decrease, our margins benefited from the sale of inventory previously written down by approximately $0.2 million. We received no such benefit during Q2 2005.

Gross profit (Q2 2006 compared to Q1 2006). Our gross margin percentage for Q2 2006 decreased to 33.8% from 45.5% in Q1 2006. Gross profit declined sequentially by $7.0 million, from $42.7 million in Q1 2006 to $35.7 million in Q2 2006. The sequential decrease was primarily attributable to the factors discussed above in the year over year analysis, including incremental amortization expense for intangible assets associated with our acquisitions of ICS and Freescale Assets, along with increased warranty costs and restructuring charges related to the consolidation of our Northern California workforce to our San Jose headquarters, the closure of our Philippines plant, and the ICS merger. In addition, our margins benefited from the sale of inventory previously written down by approximately $0.2 million compared to $0.8 million in Q1 2006.

Gross profit (first six months of fiscal 2006 compared to the first six months of fiscal 2005). Our gross profit margin percentage decreased to 39.3% during the first six months of fiscal 2006 compared to 52.1% for the first six months of fiscal 2005. Gross profit for the first six months of fiscal 2006 decreased to $78.4 million from $103.2 million for the first six months of fiscal 2005. As discussed above, our gross margin for the first six months of fiscal 2006 includes significant costs associated with our acquisition of ICS, the exit of previously occupied leased facilities and restructuring activities. Partially offsetting the decrease, our margins benefited from the sale of inventory previously written down by approximately $1.0 million. We received no such benefit during the first six month of fiscal 2005.

Research and development. Research and development (R&D) expenses were $28.1 million in Q2 2006, an increase of $2.6 million, or 10.3%, compared to Q2 2005. During Q2 2006, we completed the consolidation of our Northern California workforce to our San Jose headquarters and exited our leased facilities in Salinas and Santa Clara. We recorded a total impairment charge of approximately $7.1 million, primarily related to our ongoing lease obligations, of which approximately $2.0 million was allocated to R&D. We also incurred higher outside services of approximately $0.5 million, primarily composed of costs associated with the exit of our former Santa Clara facility. Labor-related costs also increased by approximately $0.4 million as the benefits of our restructuring activities were offset by the addition of ICS personnel. Finally, an increase in indirect materials and facility-related costs of $0.5 million and $0.3 million, respectively, were primarily attributable to the inclusion of ICS-related costs in our results of operations. These amounts were partially offset by a reduction in depreciation expense ($0.4 million) and lower spending on R&D wafers ($1.1 million).

R&D expenses increased $0.6 million, or 2.3%, in Q2 2006 from $27.5 million in Q1 2006. The increase is primarily attributable to the lease impairment charge discussed above ($2.0 million). This amount was partially offset by lower spending on R&D wafers ($1.1 million) and a decrease in outside services ($0.4 million), primarily resulting from the completion of our decommissioning activities during Q2 2006. In addition, we realized a net reduction in labor-related costs ($0.1 million) as the benefits of our restructuring activities absorbed the cost associated with the addition of ICS personnel.

For the fist six months of fiscal 2006, R&D spending increased $4.1 million, or 7.9%, compared to the same period in fiscal 2005. The increase is primarily attributable to those items discussed above in our comparison of Q2 2006 and Q2 2005 results, including the lease impairment charge ($2.0 million), outside services ($1.5 million), facility-related costs ($0.3 million) and indirect materials ($1.2 million). Maintenance-related charges also increased by approximately $0.4 million compared to the first six months of fiscal 2005. These amounts were partially offset by a reduction in depreciation expense ($0.7 million) and lower spending on R&D wafers ($0.8 million).

We currently expect that R&D spending in Q3 2006 will increase as we realize a full quarter of combined IDT and ICS expenses. We expect this increase to be approximately $8.0 to $10.0 million.

Selling, general and administrative. Selling, general, and administrative (SG&A) expenses were $25.7 million in Q2 2006, an increase of $7.9 million, or 44.1% compared to Q2 2005. During Q2 2006, we completed the consolidation of our Northern California workforce to our San Jose headquarters and exited our leased facilities in Salinas and Santa Clara. We recorded a total impairment charge of approximately $7.1 million, primarily related to our ongoing lease obligations, of which approximately $2.4 million was allocated to SG&A. We also recorded approximately $4.0 million of incremental amortization expense for intangible assets associated with our acquisition of ICS and the Freescale Assets. An increase in outside services ($0.4 million) and sales representative commissions ($0.6 million) also contributed to the overall increase. In addition, labor-related costs increased by approximately $0.3 million associated with the addition of ICS personnel, offset by the benefits of our restructuring activities. These amounts were partially offset by a reduction in depreciation expense and lower facility costs.

SG&A expenses increased by $6.6 million, or 34.6%, in Q2 2006 from $19.1 million in Q1 2006. The increase is primarily attributable to the lease impairment charge ($2.4 million) and amortization of intangible assets ($4.0 million), both of which are discussed above. An increase in outside services ($0.3 million) and sales representative commissions ($0.7 million) also contributed to the overall increase. These amounts were offset by a net reduction in labor-related costs ($0.4 million) as the benefits of our restructuring activities absorbed the cost associated with the addition of ICS personnel, and lower facility costs.

For the first six months of fiscal 2006, SG&A spending increased $7.5 million, or 20.2%, compared to the same period in fiscal 2005. The increase is primarily attributable those discussed above in our comparison to Q1 2006 and Q2 2005 results, including the lease impairment charge ($2.4 million), amortization of intangible assets ($4.0 million), outside services ($0.3 million) and sales representative commissions ($0.4 million). These amounts were offset by a net reduction in labor-related costs ($0.2 million) as the benefits of our restructuring activities absorbed the cost associated with the addition of ICS personnel.

We currently expect that SG&A spending in Q3 2006 will increase from Q2 2006 as we realize a full quarter of combined IDT and ICS expenses, along with a full quarter amortization of intangible assets related the acquisition of ICS and the Freescale Assets as well as projected higher variable selling expenses on significantly higher projected revenue. We expect this increase to be approximately $29.0 to $31.0 million.

Acquired in-process research and development. During Q2 2006, in connection with our acquisition of ICS, we recorded a $2.5 million charge for in-process research and development (IPR&D). The allocation of the purchase price to IPR&D was determined by identifying technologies that had not attained technological feasibility and that did not have future alternative uses.

During Q1 2005, in connection with our acquisition of ZettaCom, we recorded a $1.7 million charge for IPR&D. The allocation of the purchase price to IPR&D was determined in the same manner described above.

Other-than-temporary impairment loss on investments. During Q1 2006, we recorded an other-than-temporary loss of $1.7 million on certain available-for-sale investments, the fair value of which had gradually decreased over the prior twelve months as a result of interest rate increases. This action was based upon the magnitude and length of time these securities had been in a continuous unrealized loss position and in consideration of the Company’s near-term cash requirements related to the acquisition of ICS.

During Q1 2005, we recorded an impairment of $12.8 million related to our investment in NetLogic Microsystems (“NetLogic”). Shortly after the end of Q1 2005 NetLogic completed its initial public offering (IPO) at an offering price of $12 per share. We were included as a selling shareholder in connection with the offering. The IPO pricing, less related commissions implied the investment was worth less than its carrying value. Based on the relative magnitude of the decline in value, we concluded that there was an other-than-temporary impairment of the investment at June 27, 2004 and accordingly, recorded an impairment charge to adjust the carrying value down to its estimated net realizable value. During Q2 2005, we sold 100% of our investment at the previously written down value.

Interest income and other, net. Interest income and other, net, was $3.2 million, an increase of $0.3 million, or 12.2%, compared to Q2 2005. This amount includes approximately $3.9 million of interest income offset by approximately $0.9 million of realized losses on the sale of investments as we liquidated a large part of our portfolio in connection with the closing of the ICS merger. The increase is primarily attributable to higher average interest rates for our investments compared to one year ago.

Provision/Benefit for income taxes. The tax provision of $2.1 million for Q2 2006 reflects current offshore income tax and U.S. alternative minimum tax expense. The Q2 2006 provision also includes U.S. tax of $1.3 million as a result of a $25.1 million distribution under the American Jobs Creation Act of 2004 (“AJCA”). As a result of significant net deferred tax liabilities recorded in connection with the ICS acquisition, we decreased our valuation allowance by approximately $63.5 million, for which the offset was recorded to goodwill. At October 2, 2005, we maintained the remainder of the valuation allowance as we could not conclude it was more likely than not that we will be able to utilize our deferred tax assets in the foreseeable future other than the amortization of our acquisition related intangible assets. In Q1 2006, as a result of a partial settlement with the IRS pertaining to its examination of certain items in the Company’s income tax returns for fiscal years 2000 through 2002, the Company recorded a net tax benefit of $8.9 million as a partial settlement.

Liquidity and Capital Resources

Our cash and marketable securities were $267.7 million at October 2, 2005, a decrease of $313.5 million compared to April 3, 2005. The decrease is primarily attributable to our acquisition of ICS and the Freescale Assets, which resulted in net cash outflows of approximately $432.6 million and $35.8 million, respectively, offset by cash provided by operations and proceeds from the sale of securities, net of purchases of approximately $57.3 million and $399.2 million respectively. There was no debt outstanding as of October 2, 2005.

We recorded a net loss of $12.9 million for the first six months of fiscal 2006, compared to net income of $3.8 million during the same period in fiscal 2005. Net cash provided by operating activities increased $16.9 million, or 41.8%, to $57.3 million for the first six months of fiscal 2006, compared to $40.4 million for the same period in fiscal 2005. A summary of the significant changes in non-cash adjustments affecting net income (loss) is as follows:

•	We recorded an other-than temporary impairment charge of $1.7 million in Q1 2006 related to investments in our portfolio which had been trading at below cost for more than 12 months, compared to a $12.8 million charge in Q1 2005, related to the impairment of our investment in NetLogic.

•	Amortization of intangible assets was $14.2 million during the first six months of fiscal 2006, compared to $2.9 million during the same period in fiscal 2005. The increase is primarily attributable to our acquisition of ICS and Freescale Assets in Q2 2006.

•	We recorded impairment charges of $7.1 million in Q2 2006 in conjunction with the exit of our leased facilities in Salinas and Santa Clara. We recorded no such charges during the first six months of fiscal 2005.

•	We recorded approximately $4.9 million associated with the FMV inventory write-up for product sold in conjunction with our acquisition of ICS and the Freescale Assets in Q2 2006. We recorded no such charge during the first six months of fiscal 2006.

Net sources of cash related to working capital-related items improved $19.7 million, from a net $7.0 million use of cash during the first six months of fiscal 2005 to a net source of cash of $12.7 million during the first six months of fiscal 2006. Working capital items consuming relatively more cash during the first six months of fiscal 2006 included:

•	An increase in accrued compensation of $0.6 million during the first six months of fiscal 2006 compared to an increase of $2.9 million, primarily attributable to a decrease in severance related payments and the timing of our fiscal period with our payroll period.

•	An increase in deferred income on shipments to distributors of $0.8 million during the first six months of fiscal 2006 compared to an increase of $3.2 million during the same period one year ago. The increase during the first six months of fiscal 2006 primarily relates to a policy change for ICS’ U.S. distributors, whereby revenue is deferred until sold through to the end customer. The increase during the first six months in fiscal 2005 is primarily attributable to higher quantities stocked by distributors to meet anticipated customer demand.

•	A decrease in income taxes payable of $7.7 million during the first six months of fiscal 2006 compared to an increase of $0.2 million, primarily attributable to the net reduction of approximately $8.9 million of previously accrued tax reserves in conjunction with our receiving a final determination from the IRS on audit issues.

•	An increase in other accrued liabilities of $0.2 million during the first six months of fiscal 2006 compared to a marginal decrease of $1.0 million, primarily attributable to the absence of accruals in connection with our acquisition of ZettaCom in Q1 2005 and the timing of payments.

The above factors were offset by other working capital items that provided relatively more cash during the first six months of fiscal 2006, including:

•	A decrease in accounts receivable of $7.0 million during the first six months of fiscal 2006 compared to an increase of $3.6 million, associated primarily with a decline in revenues excluding ICS for the period.

•	A decrease in inventory of $7.0 million during the first six months of fiscal 2006 compared to an increase of $10.8 million, primarily the result of our adjusting our inventories to meet our customers demand.

•	A decrease in prepaids and other assets of $3.3 million during the first six months of fiscal 2006 compared to an increase of $1.3 million, primarily related to lower amounts of interest receivable in the current period as a large part of our investment portfolio was liquidated in connection with the merger.

Net cash used in investing activities during the first six months of fiscal 2006 was $83.6 million compared to $17.3 million of net cash provided during the first six months of fiscal 2005. During the first six months of fiscal 2006, net proceeds from the sale and maturity of our short-term investments were approximately $399.2 million compared to net proceeds of $80.8 million in the same period one year ago. The increase in investing activities during the first six months of fiscal 2006 was primarily attributable to an increase in our acquisition related expenditures, which were significantly higher than that of the same period one year ago. During Q2 2006, we paid approximately $432.6 million and $35.8 million, net of cash acquired, in conjunction with the acquisitions of ICS and the Freescale Assets, respectively. In Q1 2005, we acquired ZettaCom for approximately $34.4 million. Finally, capital expenditures during the first six months of fiscal 2006 were lower by approximately $12.6 million compared to the same period in fiscal 2005.

Net cash generated by financing activities during the first six months of fiscal 2006 was $15.8 million, an increase of $15.2 million compared to the same period one year ago. The increase is primarily attributable to an increase in proceeds from stock option exercises and purchases under our employee stock purchase plan, and a decrease in payments for capital leases and other obligations. We had no debt outstanding as of October 2, 2005.

We anticipate capital expenditures of approximately $35 million during fiscal 2006 to be financed through cash generated from operations and existing cash and investments. This estimate includes $14.4 million in capital expenditures during the first six months of fiscal 2006.

We believe that existing cash and investment balances, together with cash flows from operations, should be sufficient to meet our working capital and capital expenditure needs for the next twelve months. Should we need to investigate other financing alternatives however, we cannot be certain that additional financing will be available on satisfactory terms.

Factors Affecting Future Results

Our operating results can fluctuate dramatically. Our operating results have fluctuated in the past and are likely to vary in the future. For example, we recorded net income of $13.3 million and $6.4 million in fiscal 2005 and 2004, respectively, after recording a net loss of $277.9 in fiscal 2003. Fluctuations in operating results can result from a wide variety of factors, including:

•	The cyclicality of the semiconductor industry and industry-wide wafer processing capacity;

•	Changes in demand for our products and in the markets we and our customers serve;

•	The success and timing of new product and process technology announcements and introductions from us or our competitors;

•	Potential loss of market share among a concentrated group of customers;

•	Competitive pricing pressures;

•	Changes in the demand for and mix of products sold;

•	Complex manufacturing and logistics operations;

•	Difficulty in managing fixed costs of manufacturing capability in the face of changes in demand;

•	Availability and costs of raw materials, and of foundry and other manufacturing services;

•	Costs associated with other events, such as intellectual property disputes, or other litigation; and

•	Political and economic conditions in various geographic areas.

Many of these factors also impact the recoverability of the carrying value of certain manufacturing, tax, goodwill, and other tangible and intangible assets. As business conditions change, future write-downs or abandonment of these assets may occur. For example, in Q1 2006 we recorded impairment charges of $1.7 million for our investment portfolio and in Q4 2005 we recorded impairment charges of $0.7 million for our intangibles related to Newave. In addition, in Q1 2005 we recorded impairment charges of $12.8 million related to our investment in NetLogic.

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

Demand for our products depends primarily on demand in the communications and personal computer (PC) markets. Our products consist primarily of timing and communications chips in the communications and PC markets. Our strategy and resources will be directed at the development, production and marketing of these products in these markets. To the extent we are unable to develop, produce and market our products on a timely basis ahead of competitive products or alternative products and at competitive prices, our products may not be selected by current and potential customers and demand for such products may decline. In addition, the markets for our products will depend on continued and growing demand for communications equipment, PCs and consumer electronics. These end-user markets may experience changes in demand that would adversely affect our business. To the extent demand for our products or markets for our products do not grow, our business could be adversely affected.

The majority of our products are incorporated into customers’ systems in enterprise/carrier class network, wireless infrastructure, and access network applications. A smaller percentage of our products also serve in customers’ computer storage, computer-related, and other applications. Customer applications for our products have historically been characterized by rapid technological change and significant fluctuations in demand. Demand for a significant portion of our products, and therefore potential increases in revenue, depends upon growth in the communications market, particularly in the data networking and wireless telecommunications infrastructure markets and, to a lesser extent, the computer-related markets. Any slowdown in these communications or computer-related markets could materially adversely affect our operating results, as most recently evidenced by conditions we faced in fiscal 2003 and 2002.

A majority of the sales of ICS’s products depend largely on sales of PCs and peripherals for PCs. Following the merger with ICS, a significant portion of our sales continue to be in the PC market. The PC industry is subject to price competition, rapid technological change, evolving standards, short product life cycles and continuous erosion of average selling prices. Should the PC market decline or experience slower growth, then a decline in the order rate for our products could occur and sales could decline. A downturn in the communications or PC markets could also affect the financial health of some of our customers, which could affect our ability to collect outstanding accounts receivable from such customers.

Our results are dependent on the success of new products. Our future success will be highly dependent upon our ability to continually develop new products using the latest and most cost-effective technologies, introduce our products in commercial quantities to the marketplace ahead of the competition and have our products selected for inclusion in products of leading systems manufacturers’ products. New products and wafer processing technology will continue to require significant R&D expenditures. If we are unable to successfully develop, produce and market new products in a timely manner, to have our products available in commercial quantities ahead of competitive products or to have our products selected for inclusion in products of systems manufacturers and to sell them at gross margins comparable to or better than our current products, our future results of operations could be adversely impacted. In addition, our future revenue growth is also partially dependent on our ability to penetrate new markets, where we have limited experience and where competitors are already entrenched. Even if we are able to develop, produce and successfully market new products in a timely manner, such new products may not achieve market acceptance.

We are dependent on a concentrated group of customers for a significant part of our revenues. A large portion of our revenues depend on sales to a limited number of customers. If these relationships were to diminish, and if these customers were to develop their own solutions or adopt a competitor’s solution instead of buying our products, our results could be adversely affected. For example, any diminished relationship with Cisco or other key customers could adversely affect our results. While we historically have made few sales to Cisco directly, when all channels of distribution are considered, including sales of product to electronic manufacturing service providers (“EMS”) customers, we estimate that Cisco represented approximately 20-25% of IDT’s total revenues for fiscal 2005. As a result of the ICS merger, we anticipate that Cisco business will become a smaller percentage of our total revenues, but still represent our largest customer.

Many of our end-customer OEMs have outsourced their manufacturing to a concentrated group of global EMSs who then buy product directly from us on behalf of the OEM. EMSs have achieved greater autonomy in the design win, product qualification and product purchasing decisions, especially for commodity products. Furthermore, these EMSs have generally been centralizing their global procurement processes. This has had the effect of concentrating a significant percentage of our revenue with a small number of companies. For example, one EMS, Celestica, accounted for approximately 11% of our revenue and represented approximately 16% of our accounts receivable as of April 3, 2005. Competition for the business of these EMSs is intense and there is no assurance we can remain competitive and retain our existing market share with these customers. If these companies were to allocate a higher share of commodity or second-source business to our competitors instead of buying our products, our results would be adversely affected. Furthermore, as EMSs have represented a growing percentage of our overall business, our concentration of credit and other business risks with these customers has increased. Competition among global EMSs is intense, they operate on extremely thin margins, and their financial condition, on average, declined significantly during the industry downturn in fiscal 2001- 2002. If any one or more of these global EMSs were to file for bankruptcy or otherwise experience significantly adverse financial conditions, our business would be adversely impacted as well.

Finally, we utilize a relatively small number of global and regional distributors around the world, who buy product directly from us on behalf of their customers. For example, one distributor, Avnet, represented 10% of revenues for fiscal 2005. In addition, one distributor, Maxtek and its affiliates, represented 41% of ICS revenues during fiscal 2005. If our business relationships were to diminish or any one or more of these global distributors were to file for bankruptcy or otherwise experience significantly adverse financial conditions, our business could be adversely impacted. Because we will be dependent upon continued revenue from a small group of OEM end customers, EMSs and global and regional distributors, any material delay, cancellation or reduction of orders from or loss of these or other major customers could cause our sales to decline significantly, and we may not be able to reduce the accompanying expenses at the same rate.

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

Substantially all of our revenues are derived from products manufactured at facilities which are exposed to the risk of natural disasters. We have a wafer fabrication facility in Hillsboro, Oregon, and test and assembly facilities in Malaysia and Singapore. If we were unable to use our facilities, as a result of a natural disaster or otherwise, our operations would be materially adversely affected. While we maintain certain levels of insurance against selected risks of business interruption, not all risks can be insured at a reasonable cost. Even if we have purchased insurance, the adverse impact on our business, including both costs and lost revenue opportunities, could greatly exceed the amounts, if any, that we might recover from our insurers.

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

We are increasingly more reliant upon subcontractors. We have utilized subcontractors for the majority of our incremental assembly requirements (typically at higher costs than at our internal assembly and test operations) and use of subcontractors will increase with the closure of our test and assembly facility in Manila, the Philippines in fiscal Q2 2006 and the addition of ICS. We also have depended on third-party outside foundries for the manufacture of silicon wafers used in our finished Ics. Our increased reliance on subcontractors and third party foundries for our current products increases certain risks because we will have less control over manufacturing quality and delivery schedules, maintenance of sufficient capacity to meet our orders and generally, maintaining the manufacturing processes we require. We expect use of subcontractors and third-party foundries to increase. Due to production lead times and potential subcontractor capacity constraints, any failure on our part to adequately forecast the mix of product demand and resulting foundry and subcontractor requirements could adversely affect our operating results. In addition, we cannot be certain that these foundries and subcontractors will continue to manufacture, assemble, package, and test products for us on acceptable economic and quality terms or at all and it may be difficult for us to find alternatives if they do not do so.

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

We have limited experience with government contracting, which entails differentiated business risks. Currently, certain of our subsidiaries derive revenue from contracts and subcontracts with agencies of, or prime contractors to, the U.S. government, including U.S. military agencies. Although former employees of ICS who work for us have experience contracting with agencies of the U.S. government, historically we have not contracted with agencies of the U.S. government. As a company engaged, in part, in supplying defense-related equipment to U.S. government agencies, we are subject to certain business risks that are peculiar to companies that contract with U.S. government agencies. These risks include the ability of the U.S. government unilaterally to:

•	Terminate contracts at its convenience;

•	Terminate, modify or reduce the value of existing contracts, if its budgetary contraints or needs change;

•	Cancel multi-year contracts and related orders, if funds become unavailable;

•	Adjust contract costs and fees on the basis of audits performed by U.S. government agencies;

•	Control and potentially prohibit the export of our products;

•	Require that the company continue to supply products despite the expiration of a contract under certain circumstances; and

•	Suspend us from receiving new contracts pending resolution of any alleged violations of procurement laws or regulations.

In addition, because we have defense industry contracts that are sold both within and outside of the United States, we are subject to the following risks in connection with government contracts:

•	The need to bid on programs prior to completing the necessary design, which may result in unforeseen technological difficulties and/or cost overruns;

•	The difficulty in forecasting long-term costs and schedules and the potential obsolescence of products related to long-term fixed price contracts; and

•	The need to transfer and obtain security clearances and export licesnses, as appropriate.

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

International operations add increased volatility to our operating results. A growing and now substantial percentage of our revenues are derived from international sales, as summarized below:

(percentage of total revenues)	First 6 months of Fiscal 2006	Twelve months of Fiscal 2005	Twelve months of Fiscal 2004
Americas	28%	32%	29%
Asia Pacific	45%	37%	39%
Japan	14%	14%	16%
Europe	13%	17%	16%

Total	100%	100%	100%

In addition, our test and assembly facilities in Malaysia and Singapore, our design centers in Canada, China and Australia, and our foreign sales offices incur payroll, facility and other expenses in local currencies. Accordingly, movements in foreign currency exchange rates can impact our revenues and costs of goods sold, as well as both pricing and demand for our products.

Our offshore sites and export sales are also subject to risks associated with foreign operations, including:

•	political instability and acts of war or terrorism, which could disrupt our manufacturing and logistical activities;

•	regulations regarding use of local employees and suppliers;

•	currency controls and fluctuations, devaluation of foreign currencies, hard currency shortages and exchange rate flucutations;

•	changes in local economic conditions;

•	governmental regulation of taxation of our earnings and those of our personnel; and

•	changes in tax laws, import and export controls, tariffs and freight rates.

Contract pricing for raw materials and equipment used in the fabrication and assembly processes, as well as for foundry and subcontract assembly services, can also be impacted by currency controls, exchange rate fluctuations and currency devaluations.

Finally, in support of our international operations, a portion of our cash and investment portfolio resides offshore. At October 2, 2005, we had cash and investments of approximately $174 million invested overseas in accounts belonging to various IDT foreign operating entities. While these amounts are primarily invested in US dollars, a portion is held in foreign currencies, and all offshore balances are exposed to local political, banking, currency control and other risks. In addition, these amounts may be subject to tax and other restrictions, if repatriated.

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

We are exposed to potential impairment charges on investments. From time to time, we have made strategic investments in other companies, both public and private. If the companies that we invest in are unable to execute their plans and succeed in their respective markets, we may not benefit from such investments, and we could potentially lose up to all of the amounts we invest. In addition, we evaluate our investment portfolio on a regular basis to determine if impairments have occurred. Impairment charges could have a material impact on our results of operations in any period. For example, in Q1 2006, we recorded impairment charges of $1.7 million for our investment portfolio. In addition, in Q1 2005 we recorded impairment charges $12.8 million for our investment in NetLogic.

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

Changes in generally accepted accounting principles regarding stock option accounting may adversely impact our reported operating results, our stock price and our competitiveness in the employee marketplace. Technology companies like ours have a history of using broad-based employee stock option programs to recruit, incentivize and retain their workforces in what can be a highly competitive employee marketplace. Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) allows companies the choice of either using a fair value method of accounting for options, which would result in expense recognition for all options granted, or using an intrinsic value method, as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), with a pro forma disclosure of the impact on net income (loss) of using the fair value option expense recognition method. We have elected to apply APB 25 and accordingly we generally do not recognize any expense with respect to employee stock options as long as such options are granted at exercise prices equal to the fair value of our common stock on the date of grant.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123(R), Share-Based Payment (“SFAS 123R”), which replaces SFAS 123 and supersedes APB 25. Under SFAS 123R, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Most public companies were initially required to apply SFAS 123R as of the first interim or annual reporting period beginning after June 15, 2005. In April 2005, the SEC postponed the implementation date to the fiscal year beginning after June 15, 2005.

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

Our business is subject to changing regulation of corporate governance and public disclosure that has increased both our costs and the risk of noncompliance. Because our common stock is publicly traded, we are subject to certain rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities, including the Public Company Accounting Oversight Board, the SEC and NASDAQ, have recently issued requirements and regulations and continue developing additional regulations and requirements in response to corporate scandals and laws enacted by Congress, most notably the Sarbanes-Oxley Act of 2002. Our efforts to comply with these regulations have resulted in, and are likely to continue resulting in, increased general and administrative expenses and diversion of management time and attention from revenue-generating activities to compliance activities.

Because new and modified laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices.

If we are not successful in integrating IDT’s and ICS’s organizations, we will not realize the benefits expected from the merger and the combined company will not operate efficiently after the merger. Achieving the benefits of the merger will depend in part on the successful integration of IDT’s and ICS’s operations and personnel in a timely and efficient manner, including the following activities:

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

The integration process requires coordination of a variety of personnel and functions and will be difficult, unpredictable and subject to delay because of possible cultural conflicts and different opinions on strategic and technical decisions and product roadmaps. The anticipated benefits of the merger are based on projections and assumptions, including successful integration, not actual experience. We may not successfully integrate the operations of ICS and IDT in a timely manner, or at all and therefore may not realize the anticipated benefits and synergies of the merger to the extent, or in the timeframe, anticipated. This could seriously hinder our plans for product development as well as business and market expansion and cost reductions, which could have a material adverse effect on the combined company.

If we do not integrate the businesses of ICS and IDT, we may lose customers and fail to achieve our financial objectives. Achieving the benefits of the merger will depend in part on the integration of IDT’s and ICS’s business in a timely and efficient manner. In order for it to provide an enhanced and more valuable product offering to each of IDT’s and ICS’s customers after the merger, we will need to integrate our product lines, manufacturing and research and development organizations. This will be difficult, unpredictable and subject to delay because our products are highly complex, have been developed independently and were designed without regard to such integration. If we cannot successfully integrate our products and provide each of IDT’s and ICS’s current customers and new customers with a enhanced portfolio of existing products and new products in the future on a timely basis, we may lose existing customers and fail to attract new customers and our business and results of operations may be harmed.

We will incur significant costs integrating IDT and ICS into a single business, which could adversely affect our financial condition and results of operations. We will incur significant costs integrating IDT’s and ICS’s operations, products and personnel. These costs may include costs for:

•	employee redeployement, relocation or severance;

•	conversion of information systems;

•	combining research and development teams and processes;

•	reorganization or closures of facilities; and

•	relocation or disposition of excess equipment.

Furthermore, there may be unanticipated expenses and potential delays and greater than anticipated costs related to integration of the operations, technology, personnel and other resources of IDT and ICS.

Our business could be adversely affected if we are unable to integrate the operations of IDT and ICS and successfully manage our relationships. Achieving the benefits of the merger will depend in part on the success we have in managing our customer, distribution, reseller, manufacturing, supplier, marketing and other important relationships and ensuring that such relationships are not disrupted by the merger. Likewise, we must retain strategic partners of IDT and ICS and attract new strategic partners in order to be successful in our business. Our customers may not continue their current buying patterns during the pendency of, and following, the merger. Any significant delay or reduction in orders for our products could harm our business, financial condition and results of operations. Customers may also want to diversify their supplier base and may not want to continue purchasing products from our combined company that they had previously purchased from IDT and ICS as standalone companies. In addition, we must successfully integrate and leverage IDT’s and ICS’s existing sales channels to cross-sell our products to IDT’s and ICS’s existing customers, and to sell new products to customers in new markets. The failure of customers to accept our new products or to continue using existing products, and failure of potential new customers to purchase our new products could harm our business, financial condition and results of operations.

The market price of our common stock may decline as a result of the merger. Following the merger, the market price of our common stock may decline as a result of the merger for a number of reasons, including if:

•	the integration of IDT and ICS is not completed in a timely and efficient manner;

•	we do not achieve the expected benefits of the merger as rapidly or to the extent anticipated by financial or industry analysts;

•	the effect of the merger on our financial results is dilutive for a number of years;

•	the effect of the merger on our financial results is not consistent with the expectations of financial or industry analysts; or

•	significant stockholders of IDT and ICS decide to dispose of their shares of IDT common stock following completion of the merger.

We are dependent on key personnel. Our merger with ICS could cause us to lose key personnel, which could materially affect our business and require us to incur substantial costs to recruit replacements for lost personnel. Our performance is substantially dependent on the performance of our executive officers and key employees. The loss of the services of any of our executive officers, technical personnel or other key employees could adversely affect our business. In addition, our future success depends on our ability to successfully compete with other technology firms in attracting and retaining key technical and management personnel. If we are unable to identify and hire highly qualified technical and managerial personnel, our business could be harmed.

Our employees may experience uncertainty about their future role with us following the merger with ICS until or after strategies with regard to our merger are announced or executed. We face a risk that employees expected to be employed by us following the merger may elect not to continue employment. Any of our key personnel could terminate their employment at any time and without notice.

The Company used a substantial amount of its cash in connection with our merger with ICS and this use of funds may limit our ability to complete other transactions and may not be the most advantageous use for these funds. On the date the merger closed each share of ICS common stock issued and outstanding was cancelled and converted into the right to receive $7.25 in cash in addition to 1.3 shares of IDT common stock. In addition, holders of outstanding ICS options, whether or not vested or exercisable, with an exercise price per share that was less than $21.62 received, in respect of each option to acquire one share of ICS common stock, an amount of cash, without interest, equal to the excess of $21.62 over the exercise price of such options. In addition, each outstanding share of ICS restricted common stock became fully vested and the holders of such shares of ICS restricted common stock received $7.25 in cash and 1.3 shares of IDT common stock for each share of ICS restricted common stock held. The payment of the cash portion of the merger consideration used a significant portion of IDT’s cash and resulted in a significant reduction in the amount of cash held by us. This use of cash could limit our future flexibility to complete acquisitions of products, technologies or businesses from third parties, or make investments in research and development or other aspects of our operations, that might be in our best interests.

We believe that existing cash and investment balances, together with cash flows from operations, should be sufficient to meet our working capital and capital expenditure needs through Q3 2006 and for the next twelve months. Should we need to investigate other financing alternatives however, we cannot be certain that additional financing will be available on satisfactory terms. If we are unable to secure additional financing on satisfactory terms our results of operations and financial condition could be materially adversely affected.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our interest rate risk relates primarily to our short-term investments of $90.2 million as of October 2, 2005. In addition, we maintain a portfolio of investments for certain deferred compensation arrangements, the fair value of which was $9.6 million as of October 2, 2005. By policy, we limit our exposure to longer-term investments and a substantial majority of our investment portfolio has maturities of less than two years. Although a hypothetical 10% change in interest rates could have an effect on the value of our portfolio at a given time, we normally hold these investments until maturity, which then results in no realized impact on results of operations or cash flows. We do not currently use derivative financial instruments in our investment portfolio.

By policy, we mitigate the credit risk to our investment portfolio through diversification and for debt securities, adherence to high credit-rating standards.

At October 2, 2005 we had no outstanding debt.

We are exposed to foreign currency exchange rate risk as a result of international sales, assets and liabilities of foreign subsidiaries, local operating expenses of our foreign entities and capital purchases denominated in foreign currencies. We may use derivative financial instruments to help manage our foreign currency exchange exposures. We do not enter into derivatives for speculative or trading purposes. We performed a sensitivity analysis as of October 2, 2005 and determined that, without hedging the exposure, a 10% change in the value of the U.S. dollar would result in less than  1/2 point impact on gross profit margin percentage, as we operate manufacturing facilities in Malaysia and Singapore, and less than a  1/2 point impact to operating expenses (as a percentage of revenue) as we operate sales offices in Japan and throughout Europe and design centers in China, Canada, and Australia.

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

At October 2, 2005, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level. As a result of the merger with ICS, our internal controls over financial reporting have changed. However, due to the close proximity to the end of our fiscal second quarter, we are still evaluating the affects on our overall control environment. Prior to the end of our fiscal year, we will make a decision with regards to the inclusion or exclusion of ICS from the Company’s internal control evaluation under Section 404 of the Sarbanes Oxley Act of 2002.

PART II OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 15, 2005 a special meeting of the stockholders was held at our corporate headquarters, located at 6024 Silver Creek Valley Road, San Jose, California, 95138. The Company fixed the close of business on August 8, 2005, as the record date for determination of IDT stockholders entitled to notice of and to attend and vote at the special meeting. As of the close of business on August 8, 2005, there were 107,897,753 shares of IDT common stock outstanding and entitled to vote, held by approximately 810 holders of record. The results of the voting on the matters submitted to the stockholders are as follows:

Proposal I:	To approve the issuance of common stock of Integrated Device Technology, Inc. (IDT) pursuant to the Agreement and Plan of Merger, dated as of June 15, 2005, by and among IDT, Colonial Merger Sub I, Inc., a wholly-owned subsidiary of IDT, and Integrated Circuit Systems, Inc.

Votes for:	80,691,402
Votes against:	821,229
Withheld:	49,627

Proposal II:	To approve an amendment to IDT’s 2004 Equity Plan to increase the authorized number of shares of IDT common stock reserved for issuance thereunder by 17 million shares to a new total of 19.5 million shares.

Votes for:	63,243,295
Against:	18,125,105
Withheld	193,858

On September 15, 2005, we held our 2005 Annual Meeting of Stockholders at our corporate headquarters, located at 6024 Silver Creek Valley Road, San Jose, California, 95138. On July 27, 2005, the record date, 107,870,728 shares of our Common Stock were outstanding and entitled to be voted. Tabulated proxies at the meeting represented 101,136,620 shares, or 93.8% of the total eligible. The results of the voting on the matters submitted to the stockholders are as follows:

Proposal I:	Election of Class III directors.

Name:	Votes For	Withheld
Ken Kannappan	95,973,126	5,163,494
John Schofield	96,051,674	5,084,946
Ron Smith	98,261,502	2,875,118

Proposal II:	Approval of the amendment to the Company’s 1984 Employee Stock Purchase plan from 11.1 million shares to 13.1 million shares.

Votes For	Against	Abstained	No Vote
72,105,876	5,659,089	66,848	23,304,807

Proposal II:	To ratify the selection of PricewaterhouseCoopers LLP as the Company’s independent accountants for the fiscal year ended March 2, 2006.

Votes For	Against	Abstained
98,981,986	2,106,934	47,700

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed herewith:

Exhibit number	Description

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, dated November 10, 2005.

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, dated November 10, 2005.

32.1	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, dated November 10, 2005.

32.2	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, dated November 10, 2005.

(b) Reports on Form 8-K:

Date Filed	Description
7/27/05	Financial Information for Integrated Device Technology, Inc. for the first quarter ended July 3, 2005 and forward looking statements relating to fiscal year 2006 as presented in a press release dated July 27, 2005.

9/16/05	Announcement of the results of IDT’s special meeting of stockholders and IDT’s annual meeting of stockholders, as presented in a press release dated September 15, 2005.

9/19/05	Announcement of the expected closing date of the merger of IDT and ICS, as presented in a press release dated September 19, 2005.

9/22/05	Announcement (1) that Hock Tan had entered into an employment agreement with IDT to serve as chairman of the IDT board of directors, (2) of the completion of the merger with ICS, (3) of the resignation of certain directors from, and the appointment of certain directors to, the IDT board of directors and (4) of an amendment to the bylaws of IDT.

9/26/05	Announcement of the consummation of the purchase of timing solutions business of Freescale Semiconductor, Inc., as presented in a press release dated September 26, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRATED DEVICE TECHNOLOGY, INC.

Date: November 10, 2005	/S/ GREGORY S. LANG
Gregory S. Lang
President and Chief Executive Officer
(duly authorized officer)

Date: November 10, 2005	/S/ CLYDE R. HOSEIN
Clyde R. Hosein
Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)