Form 10-Q
period 2006-01-01
INTEGRATED DEVICE TECHNOLOGY INC
filed 2006-02-10
CIK 703361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 1, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer or large accelerated filer” in Rule 12b-2 of the Exchange Act.

☒ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐     No  ☒

The number of outstanding shares of the registrant’s Common Stock, $.001 par value, as of January 29, 2006, was approximately 200,255,926.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTEGRATED DEVICE TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three months ended		Nine months ended
	Jan. 1, 2006	Jan. 2, 2005	Jan. 1, 2006	Jan. 2, 2005
Revenues	$160,792	$95,658	$360,319	$293,636
Cost of revenues	115,358	49,833	234,083	146,441
Restructuring and Impairment	(164)	213	2,206	(1,581)

Gross profit	45,598	45,612	124,030	148,776

Operating expenses:

Research and development	36,229	26,365	91,766	77,815
Selling, general and administrative	47,844	18,291	92,562	55,479
Acquired in-process research and development	(200)	29	2,300	1,765

Total operating expenses	83,873	44,685	186,628	135,059

Operating income (loss)	(38,275)	927	(62,598)	13,717

Other-than temporary impairment loss on investments	—	—	(1,705)	—
Loss on equity investments	—	—	—	(12,831)
Interest expense	(61)	(13)	(135)	(86)
Interest income and other, net	3,005	3,657	10,074	8,986

Income (loss) before income taxes	(35,331)	4,571	(54,364)	9,786
Provision for income taxes	6,957	1,223	804	2,632

Net income (loss)	$(42,288)	$3,348	$(55,168)	$7,154

Basic net income (loss) per share	$(0.21)	$0.03	$(0.38)	$0.07
Diluted net income (loss) per share	$(0.21)	$0.03	$(0.38)	$0.07

Weighted average shares:
Basic	199,568	105,806	143,516	105,992
Diluted	199,568	107,444	143,516	108,544

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED; IN THOUSANDS)

	Jan. 1, 2006	April 3, 2005
Assets
Current assets:
Cash and cash equivalents	$202,252	$188,761
Short-term investments	87,208	392,472
Accounts receivable, net	92,750	52,948
Inventories	59,667	37,331
Prepayments and other current assets	22,449	11,292

Total current assets	464,326	682,804

Property, plant and equipment, net	120,383	124,570
Goodwill	1,006,348	55,523
Acquisition-related intangibles, net	482,926	29,812
Other assets	20,133	9,431

Total assets	$2,094,116	$902,140

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$43,072	$18,726
Accrued compensation and related expenses	18,426	15,293
Deferred income on shipments to distributors	30,469	19,478
Income taxes payable	29,549	25,722
Other accrued liabilities	28,857	20,206

Total current liabilities	150,373	99,425

Deferred tax liability	18,540	4,709
Long-term obligations	15,339	10,890

Total liabilities	184,252	115,024

Stockholders’ equity:
Preferred Stock; $0.001 par value: 10,000,000 shares authorized; no shares issued	—	—
Common stock; $0.001 par value: 350,000,000 shares authorized; 199,740,746 and 106,136,015 shares outstanding	200	106
Additional paid-in capital	2,027,192	843,423
Treasury stock	(212,899)	(204,909)
Retained earnings	95,324	150,492
Accumulated other comprehensive income (loss)	47	(1,996)

Total stockholders’ equity	1,909,864	787,116

Total liabilities and stockholders’ equity	$2,094,116	$902,140

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED; IN THOUSANDS)

	Nine months ended
	Jan. 1, 2006	Jan. 2, 2005
Operating activities
Net income (loss)	$(55,168)	$7,154
Adjustments:
Depreciation	43,245	39,265
Inventory write-up for ICS products sold	10,480	—
Amortization of intangible assets	70,934	4,838
Acquired in-process research and development	2,300	1,765
Merger-related stock-based compensation	—	438
Other-than-temporary impairment loss on investments	1,705	12,831
Impairment of building leases	7,128	—
Changes in assets and liabilities (net of assets acquired and liabilities assumed):
Accounts receivable	(8,304)	3,154
Inventories	2,672	(11,045)
Prepayments and other assets	1,026	(579)
Accounts payable	6,443	2,664
Accrued compensation and related expenses	1,837	3,286
Deferred income on shipments to distributors	10,990	(1,861)
Income taxes payable	(1,602)	476
Other liabilities	(7,607)	(200)

Net cash provided by operating activities	86,079	62,186

Investing activities
Purchases of property, plant and equipment	(20,799)	(36,170)
Cash paid for merger with ICS, net of cash acquired	(435,019)	—
Cash paid for acquisition of Freescale assets	(35,794)	—
Cash paid for acquisition of ZettaCom, net of cash acquired	—	(34,375)
Purchases of short-term investments	(12,947)	(324,671)
Proceeds from sales and maturities of short-term investments	417,328	396,154
Purchases of technology and other investments, net	—	(3,000)

Net cash used for investing activities	(87,231)	(2,062)

Financing activities
Issuance of common stock	23,628	9,045
Repurchases of common stock	(7,990)	(24,158)
Payments on capital leases and other debt	—	(5,551)

Net cash provided by (used for) financing activities	15,638	(20,664)

Effect of exchange rates on cash and cash equivalents	(995)	872

Net increase in cash and cash equivalents	13,491	40,332
Cash and cash equivalents at beginning of period	188,761	207,060

Cash and cash equivalents at end of period	$202,252	$247,392

Non-cash investing and financing activities:
Issuance of common stock and stock options in connection with ICS acquisition	1,160,236	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Integrated Device Technology, Inc. (“IDT” or “the Company”) contain all adjustments (which include only normal, recurring adjustments) that are, in the opinion of management, necessary to state fairly the interim financial information included therein. Certain prior period balances have been reclassified to conform to the current period presentation. All references are to the Company’s fiscal quarters ended January 1, 2006 (Q3 2006), October 2, 2005 (Q2 2006), April 3, 2005 (Q4 2005) and January 2, 2005 (Q3 2005), unless otherwise indicated.

These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 3, 2005. The results of operations for the three and nine-month period ended January 1, 2006 are not necessarily indicative of the results to be expected for the full year.

In September 2005, the Company completed its merger with Integrated Circuit Systems, Inc. (“ICS”). ICS designed, developed and marketed a broad array of silicon timing devices used in computing systems and within the communications infrastructure industry. The merger enabled the Company to expand its customer base, portfolio of products and its market position in the semiconductor industry. In accordance with Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”), the Company has included in its results of operations for the three and nine months ended January 1, 2006, the results of ICS for the period beginning on September 17, 2005.

Prior to the close of the Company’s merger with ICS, ICS entered into a 10-year cross-licensing agreement with Freescale Semiconductor, Inc. and concurrently acquired an option to purchase key assets, including inventory, backlog, and the exclusive future rights to sell all products in Freescale’s timing solution business under a master purchase agreement (“Freescale Assets”). In September 2005, the Company exercised the purchase option it obtained through the merger with ICS and acquired the Freescale Assets.

Note 2

Significant Accounting Policies

Revenue Recognition. The Company’s revenue primarily relates to semiconductors sold through three channels: direct sales to original equipment manufacturers (OEM’s) and electronic manufacturing service providers (EMS’s), consignment sales to OEM’s and EMS’s, and sales through distributors. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and our ability to collect is reasonably assured. For direct sales, we recognize revenue in accordance with the applicable shipping terms. Revenue related to the sale of consignment inventory is not recognized until the product is pulled from inventory stock by the customer. For distributors who have stock rotation, price protection and ship from stock pricing adjustment rights, we defer revenue and related cost of revenues on sales to these distributors until the product is sold through by the distributor to an end-customer. For distributors who only have limited stock rotation rights, revenue is recognized upon shipment, with reserves recorded for the estimated return exposure in accordance with SFAS 48. Revenues related to licensing agreements are recognized on a straight-line basis over the period from when the licensee is first contractually permitted to use the related patents or other technology until the first to occur of either the expiration of the contract or the underlying patents.

Note 3

Net Income (Loss) Per Share

Net income (loss) per share has been computed using weighted-average common shares outstanding in accordance with SFAS No. 128, Earnings per Share.

	Three months ended		Nine months ended
(in thousands)	Jan. 1, 2006	Jan. 2, 2005	Jan. 1, 2006	Jan. 2, 2005
Weighted average common shares outstanding	199,568	105,806	143,516	105,992
Dilutive effect of employee stock options	—	1,638	—	2,552

Weighted average common shares outstanding, assuming dilution	199,568	107,444	143,516	108,544

Net loss per share for the three and nine month periods ended January 1, 2006 is based only on weighted average shares outstanding. Stock options based equivalent shares for these periods of 0.9 million and 1.0 million, respectively, were excluded from the calculation of diluted earnings per share as their effect would be antidilutive in a net loss period. Employee stock options to purchase 8.9 million shares and 15.2 million shares for the three and nine month periods ended January 1, 2006, respectively, and 7.4 million shares and 6.2 million shares for the three and nine month periods ended January 2, 2005, respectively, were outstanding, but were excluded from the calculation of diluted earnings per share because the exercise price of the stock options was greater than the average share price of the common shares and therefore, the effect would be antidilutive.

In connection with the consummation of the merger with ICS, the Company issued 91.4 million shares of common stock and 17.8 million stock options. These shares have been weighted in the periods above for the period subsequent to the close on September 16, 2005.

Note 4

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

	Three months ended		Nine months ended
(in thousands)	Jan. 1, 2006	Jan. 2, 2005	Jan. 1, 2006	Jan. 2, 2005
Reported net income (loss)	$(42,288)	$3,348	$(55,168)	$7,154
Add: Stock-based compensation included in reported net income (loss)	—	71	—	438
Deduct: Stock-based employee compensation expense determined under a fair-value based method for all awards (1)	(17,020)	(9,947)	(29,382)	(29,487)

Pro forma net loss	$(59,308)	$(6,528)	$(84,550)	$(21,895)

Pro forma net loss per share:
Basic	$(0.30)	$(0.06)	$(0.59)	$(0.21)
Diluted	$(0.30)	$(0.06)	$(0.59)	$(0.21)
Reported net income (loss) per share:
Basic	$(0.21)	$0.03	$(0.38)	$0.07
Diluted	$(0.21)	$0.03	$(0.38)	$0.07

(1)	Assumes a zero tax rate for each period presented as the Company has a full valuation allowance.

In connection with the consummation of the merger with ICS, the Company issued 17.8 million stock options to former ICS employees, of which 9.2 million represented new hire grants. The compensation expense related to the new hire stock option grants, as well as the unvested portion of the remaining grants, has been included in the above table for the period subsequent to the close of the acquisition on September 16, 2005.

Note 5

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

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123R, Share-Based Payments. Generally, the requirements of SFAS 123R are similar to those of SFAS 123; however, SFAS 123R requires companies to recognize all share-based payments to employees, including grants of employee stock options, in their statements of operations based on the fair value of the payments. Pro forma disclosure will no longer be an alternative. The Company is required to adopt SFAS 123R beginning with the first quarter of its fiscal year 2007.

SFAS 123R permits public companies to adopt its requirements using one of two methods: (1) a “modified prospective” method under which compensation cost is recognized beginning with the effective date based on the requirements of SFAS 123R for all share-based payments granted after the effective date and based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that are unvested on the effective date; or (2) a “modified retrospective”

method which includes the requirements of the modified prospective method and also permits companies to restate either all prior periods presented or prior interim periods of the year of adoption using the amounts previously calculated for pro forma disclosure under SFAS 123. The Company has not yet determined which method it will select for its adoption of SFAS 123R. As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options through its consolidated statements of operations but rather, discloses the effect in its consolidated financial statement footnotes. Accordingly, the adoption of SFAS 123R’s fair value method will have a significant impact on the Company’s reported results of operations. However, the impact of the adoption of SFAS 123R and SAB 107 cannot be quantified at this time because it will depend on levels of share-based payments granted in the future as well as other variables that affect the fair market value estimates, which cannot be forecasted at this time.

Note 6

Cash Equivalents and Investments

Cash equivalents are highly liquid investments with original maturities of three months or less at the time of purchase. All of the Company’s investments are classified as available-for-sale at January 1, 2006 and April 3, 2005. Available-for-sale investments are classified as short-term, as these investments generally consist of highly marketable securities that are intended to be available to meet near-term cash requirements. Investment securities classified as available-for-sale are reported at market value, and net unrealized gains or losses are recorded in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, until realized. Realized gains and losses on investments are computed based upon specific identification and are included in interest income and other, net. Management evaluates investments on a regular basis to determine if an other-than-temporary impairment has occurred.

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

During Q1 2006, the Company recorded an other-than-temporary loss of $1.7 million on certain available-for-sale investments, the fair value of which had gradually decreased over the prior twelve months as a result of interest rate increases. This action was based upon the magnitude and length of time these securities had been in a continuous unrealized loss position and in consideration of the Company’s near-term cash requirements in anticipation of the merger with ICS. In connection with the consummation of the ICS merger, a significant portion of the Company’s investments were sold, resulting in a realized loss in Q2 2006, of an additional $0.9 million for a total loss of $2.6 million, including the other-than-temporary loss recorded in Q1 2006.

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

Note 7

Inventories

Inventories are summarized as follows:

(in thousands)	Jan. 1, 2006	April 3, 2005
Raw materials	$6,315	$3,980
Work-in-process	22,382	22,863
Finished goods	30,970	10,488

Total inventories	$59,667	$37,331

The amounts reported as of January 1, 2006 above include fair market value (FMV) adjustments of approximately $5.1 million related to the acquired ICS and Freescale inventory.

Note 8

Investment in Non-Marketable Securities

In connection with the Company’s merger with ICS, IDT obtained investments in two privately held companies. The Company accounts for these equity securities using the cost method because it does not have the ability to exercise significant influence on the day-to-day operations of these companies. The Company’s holdings represented approximately 2.0% and 1.0% of the outstanding shares of the two privately held companies, respectively, at January 1, 2006. These amounts are included in Short-term investments and Other assets, respectively, in the Condensed Consolidated Balance Sheet.

Note 9

Business Combinations

Merger with ICS

On September 16, 2005, the Company completed its merger with ICS, pursuant to which it acquired 100% of the voting common stock of ICS. The merger resulted in the issuance of (i) approximately 91.4 million shares of the Company’s common stock with a fair value of $1.1 billion, (ii) approximately 8.6 million stock options with a fair value of $47.5 million and (iii) the payment of $521.7 million in cash, including $11.9 million of merger-related transaction costs. The total purchase price was $1.7 billion. The common stock issued in the merger was valued at $12.17 per share using the average closing price of the Company’s common stock for the five-day trading period beginning two days before and ending two days after the date the transaction was announced, which was June 15, 2005. The stock options were valued using the Black-Scholes option pricing model with the following inputs: volatility factor of 62%, expected life of 2.8 years, risk-free interest rate of 4.0%, and a market value for IDT stock of $12.17 per share, which was determined as described above. The cash consideration was equivalent to $7.25 per share multiplied by approximately 70.3 million outstanding shares of ICS common stock on the date of acquisition. A summary of the total purchase price is as follows:

(in millions)
Common stock issued	$1,112.8
Cash paid	509.8
Stock options issued	47.5
Merger-related transaction costs	11.9

Total purchase price	$1,682.0

In accordance with SFAS 141, the Company has preliminarily allocated the purchase price to the estimated tangible and intangible assets acquired and liabilities assumed, including in-process research and development, based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. ICS’s technology will provide a greater diversity of products and enhanced research and development capability which will allow IDT to pursue an expanded market opportunity. In addition, there is significant potential for improved manufacturing performance. These opportunities, along with the ability to leverage the ICS workforce, were significant contributing factors to the establishment of the purchase price, resulting in the recognition of a significant amount of goodwill. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management estimates and assumptions, and other information compiled by management, including third-party valuations that utilize established valuation techniques appropriate for the high-technology industry. Goodwill recorded as a result of this merger is not expected to be deductible for tax purposes. In accordance with SFAS 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill is not amortized but will be reviewed at least annually for impairment. Purchased intangibles with finite lives are being amortized over their respective estimated useful lives, which in some cases involves the use of either an accelerated method or a straight line basis. The purchase price has been preliminarily allocated as follows:

(in millions)	Fair Value
Net tangible assets acquired	$246.7
Amortizable intangible assets	484.8
In-process research and development	2.3
Above market lease liability	(2.6)
Goodwill	950.8

Total purchase price	$1,682.0

	Fair Value (in millions)	Method	Useful Lives (years)	Wtd. Avg. Lives from date of merger (years)
Amortizable intangible assets:
Existing Technology	$202.6	Straight-Line	3-10	5.9
Customer Relationships	138.7	Accelerated	3.3-9.3	6.2
Distributor Relationships	15.4	Accelerated	1.3-2.3	2.1
Foundry Relationships	39.2	Accelerated	4.3	4.3
Assembler Relationships	21.5	Accelerated	2.3	2.3
Non-Compete Agreements	47.7	Straight-Line	2	2
Tradename	8.0	Straight-Line	2-10	4.8
Backlog	11.7	Straight-Line	.5	.5

Total	$484.8

Useful lives are primarily based on the underlying assumptions used in the discounted cash flow models. The allocation is preliminary and subject to change upon completion of the Company’s ongoing data gathering and evaluation process concerning the fair values of certain acquired assets and assumed liabilities of ICS.

Goodwill Adjustment. During Q3 2006, we adjusted goodwill associated with our merger with ICS by $8.0 million, of which $6.2 million was related to a decrease in the value attributable to intangible assets and in-process research and development (IPR&D), and the remaining balance to net tangible assets acquired. The adjustment to intangible assets resulted from additional evaluation by management regarding the projected future amount of revenue to be earned over time from certain products acquired. The remaining net adjustment of $1.8 million to net tangible assets acquired is primarily attributable to changes in certain estimates and assumptions as management continues its data gathering and evaluation, revised estimates associated with restructuring the organization, and additional accruals for pre-acquisition contingencies paid in Q3 2006.

Net Tangible Assets

ICS’ assets and liabilities as of September 16, 2005 were reviewed and adjusted, if required, to their estimated fair value. The Company adjusted ICS’s fixed assets by approximately $6.3 million to write up ICS’s historical net book value to estimated fair value as of the date of the close net of capitalized assets which did not meet IDT’s asset capitalization criteria. The Company also adjusted inventory by approximately $9.8 million to write up ICS’s inventory to estimated fair value, less an estimated selling cost. The Company also accrued for restructuring charges of $3.0 million, related to estimated severance charges and facility closure costs related to facilities leased by ICS. The Company recognized these costs in accordance with the Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with Purchase Business Combinations (“EITF 95-3”). Approximately 45 former ICS employees were identified for termination in conjunction with the acquisition. The related severance will be substantially paid out by April 2006. As of January 1, 2006, $0.7 million remained to be paid for severance and related benefits. In addition, certain employees were given retention packages to transition their current roles over 6-7 months. These costs are being recognized over the retention period and have not been included in the purchase price or as a reduction to the net assets acquired.

Included in net tangible assets acquired above are $99.9 million of incremental deferred tax liabilities and $2.4 million of deferred tax assets to reflect the tax effects of timing differences between book and tax basis for purchase accounting related items. In determining the tax effect of these basis differences, the Company has taken into account the allocation of these identified intangibles among different tax jurisdictions, including those with zero percent tax rates. In addition, we reversed $63.5 million of valuation allowance related to IDT’s pre-merger net deferred tax assets as a result of deferred tax liabilities recorded as part of the purchase accounting.

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

The ICS trade name was valued using the relief from royalty method, which represents the benefit of owning this intangible asset rather than paying royalties for its use. The Company utilized discount rates of 14% - 25% for the ICS trade name and is amortizing the intangible asset over 2 – 10 years on a straight-line basis.

Backlog represents the value of the standing orders for ICS products as of the close of the merger. Backlog was valued using a discounted cash flow model (DCF) and a discount rate of 10%. The value is being amortized over a six month period.

Above Market Lease Liability

In connection with the valuation of the merger with ICS, the Company identified two operating leases at ICS facilities with rental payments that were deemed to be in excess of current market rental rates for facilities of similar sizes, similar purpose, and in similar locations. The Company estimated the amount to be approximately $2.6 million, which will be amortized over the remaining life of each of the lease obligations, respectively.

In-process Research and Development

Of the total purchase price, $2.3 million was allocated to IPR&D. Projects that qualify as IPR&D represent those that have not yet reached technological feasibility and which have no alternative future use. Technological feasibility is established when an enterprise has completed all planning, designing, coding, and testing activities that are necessary to establish that a product can be produced to meet its design specifications including functions, features, and technical performance requirement. The value of IPR&D was determined by considering the importance of each project to the Company’s overall development plan, estimating costs to develop the purchased IPR&D into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value based on the percentage of completion of the IPR&D projects. The Company utilized the DCF method to value the IPR&D, using rates ranging from 17% to 30%, depending on the estimated useful life of the technology. Based on the relatively few projects underway at the close of the acquisition and the significant leverage on existing technology of in-process projects, IPR&D is not a significant component of the acquired business.

Pro Forma Financial Information

The following pro forma financial information presents the combined results of operations of IDT and ICS as if the merger had occurred as of the beginning of each of the periods presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the merger had taken place at the beginning of each of the periods presented. The results included below combine the historical IDT and historical ICS results for the three and nine month periods ended January 1, 2006. The pro forma financial information for all periods presented includes the business combination effect of the amortization charges from acquired intangible assets, the FMV write-up for inventory, the above market lease liability, adjustments to interest income and related tax effects.

	Three months ended		Nine months ended
(in thousands, except per share amounts)	January 1, 2006	January 2, 2005	January 1, 2006	January 2, 2005
Net revenues	$160,792	$156,286	$453,820	$420,360
Net loss	(48,480)	(46,154)	(198,447)	(107,778)
Basic loss per share	(0.24)	(0.23)	(1.38)	(0.55)
Diluted loss per share	$(0.24)	$(0.23)	$(1.38)	$(0.55)

The pro forma financial information above includes amounts related to the amortization of inventory write-up, backlog and IPR&D, which represent material, non-recurring charges for all periods presented.

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

Acquired in-process research and development. In connection with the ZettaCom acquisition, the Company recorded a $1.7 million charge to IPR&D. This amount was determined by identifying a research project which was not yet proven to be technically feasible and did not have alternative future uses. Estimated future expenses were deducted and economic rents charged for the use of other assets. Based on this analysis, a present value calculation of estimated after-tax cash flows attributable to the projects was computed using a discount rate of 31%. Present values were adjusted by factors representing the percentage of completion for the project, which was estimated at 73%. As of January 1, 2006, this project has been completed.

Retention payments. In connection with the ZettaCom acquisition, the Company entered into retention agreements with the former employees of ZettaCom who became IDT employees as part of the transaction. The agreements included $3.7 million, which was to be paid out over the 18-30 months following the close of the acquisition. As of January 1, 2006, the Company anticipates a total payment of $3.5 million related to these retention obligations as certain former employees of Zettacom have left the Company. The retention payments are earned by the passage of time. As such, the Company records these amounts as compensation expense as they are incurred. Through Q3 2006, the Company recorded $2.9 million in expense related to retention obligations, $2.5 million of which has been paid.

Note 10

Asset Acquisitions

Freescale Assets

Prior to the close of the Company’s merger with ICS, ICS entered into a $10.0 million, 10-year cross-licensing agreement with Freescale Semiconductor, Inc. and concurrently acquired an option to purchase the Freescale Assets under a master purchase agreement. In addition, ICS had recorded approximately $0.1 million in acquisition costs related to this transaction. On September 23, 2005, the Company exercised the option to purchase the Freescale Assets for approximately $35.8 million in cash, for total consideration paid for the Freescale Assets of approximately $45.9 million. The transaction included certain assets and personnel but did not constitute a business combination within the criteria of EITF 98-3, Determining whether a Non-Monetary Transaction involves Receipt of Productive Assets or of a Business. The purchase price was allocated as follows:

(in millions)	Fair Value
Tangible assets acquired	$6.7
Amortizable intangible assets	39.2

Total purchase price	$45.9

	Fair Value (in millions)	Method	Useful Lives (years)	Wtd. Avg. Lives from date of acquisition (years)
Amortizable intangible assets:
Existing Technology $	19.6	Straight-Line	2-7	6.6
Customer Relationships	11.1	Accelerated	5-6	5.6
Foundry Relationships	4.4	Accelerated	4-5	4.6
Other identified intangibles	4.1	Straight Line	.25-5	2.2

Total	$39.2

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

IMC Assets

During Q1 2006, the Company acquired a license to PCI-Express technology from Internet Machines Corporation (“IMC”) as well as certain other assets and liabilities, in a cash transaction, immaterial in value that does not constitute a business combination. As such, the Company allocated the amount paid to the assets acquired based on their estimated fair values. The principal identifiable intangible assets acquired were existing technology and workforce in-place. The fair values assigned are based on estimates, assumptions, and other information compiled by management.

IBM Technology

During Q1 2005, the Company made a $1.1 million follow-on payment in connection with the Q2 2004 acquisition of technologies from IBM as a milestone was met. The amount of this payment was allocated consistent with the allocation of the initial purchase price.

Note 11

Goodwill and Other Intangible Assets

Goodwill is reviewed annually for impairment in our fourth fiscal quarter (or more frequently if indicators of impairment arise). In conjunction with the merger with ICS, the Company developed a new reporting structure comprised of three reportable segments: Networking, Timing, and Standard Products and Other (see Note 14). All goodwill associated with acquisitions prior to ICS in Q2 2006 is currently included in the Networking segment. Goodwill associated with the merger with ICS has not yet been allocated to the Company’s operating segments as of January 1, 2006. The goodwill will be allocated to its operating segments during Q4 2006, prior to its annual impairment test.

Goodwill and identified intangible assets relate to the Company’s merger with ICS and the acquisition of the Freescale Assets in Q2 2006, ZettaCom and the IMC assets in Q1 2005, the technologies from IBM in Q2 2004, Solidum Systems in Q3 2003, and Newave Semiconductor Corp. in Q1 2002.

Balances as of January 1, 2006 and April 3, 2005 are summarized as follows:

	January 1, 2006
(in thousands)	Gross assets	Accumulated amortization	Net assets
Goodwill	$1,006,348	$—	$1,006,348

Identified intangible assets:
Existing technology	251,461	(21,877)	229,584
Trademarks	10,427	(2,253)	8,174
Customer relationships	155,009	(15,747)	139,262
Foundry & Assembler relationships	65,102	(19,568)	45,534
Non-compete agreements	52,321	(9,437)	42,884
Other	29,881	(12,393)	17,488

Subtotal, identified intangible assets	564,201	(81,275)	482,926

Total goodwill and identified intangible assets	$1,570,549	$(81,275)	$1,489,274

	April 3, 2005
(in thousands)	Gross assets	Accumulated amortization	Net assets
Goodwill	$55,523	$—	$55,523

Identified intangible assets:
Existing technology	29,284	(5,945)	23,339
Trademarks	2,240	(1,250)	990
Customer relationships	5,162	(1,387)	3,775
Non-compete agreements	3,309	(1,646)	1,663
Other	158	(113)	45

Subtotal, identified intangible assets	40,153	(10,341)	29,812

Total goodwill and identified intangible assets	$95,676	$(10,341)	$85,335

Amortization expense for identified intangibles is summarized below:

	Three months ended		Nine months ended
(in thousands)	Jan. 1, 2006	Jan. 2, 2005	Jan. 1, 2006	Jan. 2, 2005
Existing technology	$11,914	$1,268	$15,932	$3,221
Trademarks	733	80	1,003	240
Customer relationships	11,840	354	14,360	748
Foundry & Assembler relationships	15,682	—	19,568	—
Non-compete agreements	6,313	262	7,791	601
Other	10,275	12	12,280	28

Total	$56,757	$1,976	$70,934	$4,838

Based on the identified intangible assets recorded at January 1, 2006, the future amortization expense of identified intangibles for the next five fiscal years is as follows (in thousands):

Year ending March,
Remainder of FY 2006	$55,672
2007	147,373
2008	99,909
2009	71,627
2010	44,784
Thereafter	63,561

Total	$482,926

Note 12

Comprehensive Income (Loss)

The components of comprehensive income (loss) were as follows:

	Three months ended		Nine months ended
(in thousands)	Jan. 1, 2006	Jan. 2, 2005	Jan. 1, 2006	Jan. 2, 2005
Net income (loss)	$(42,288)	$3,348	$(55,168)	$7,154
Currency translation adjustments	(251)	811	(944)	991
Change in unrealized loss on derivatives, net of taxes	7	—	(70)	—
Change in net unrealized gain (loss) on investments, net of taxes	(162)	(1,273)	3,057	(4,797)

Comprehensive income (loss)	$(42,694)	$2,886	$(53,125)	$3,348

The components of accumulated other comprehensive income (loss) was as follows:

(in thousands)	Jan. 1, 2006	April 3, 2005
Cumulative translation adjustments	$476	$1,420
Unrealized loss on derivatives	(70)	—
Unrealized loss on investments	(359)	(3,416)

Total accumulated other comprehensive income (loss)	$47	$(1,996)

Note 13

Derivative Instruments

As a result of its significant international operations, sales and purchase transactions, the Company is subject to risks associated with fluctuating currency exchange rates. The Company may use derivative financial instruments to hedge these risks when instruments are available and cost effective in an attempt to minimize the impact of currency exchange rate movements on its operating results and on the cost of capital equipment purchases. Other foreign currency forecasted cash flows are not hedged when the underlying cash flows are not significant, or when the foreign currency is not highly traded and freely quoted in the foreign currency markets. As of January 1, 2006, the Company had two outstanding hedges of forecasted cash flows and expenses of its foreign subsidiaries and did not enter into any new contracts during Q3 2006. These cash flows are denominated in a currency other than US dollar and are highly probable and reasonably certain to occur within the next twelve months. As of January 1, 2006 and January 2, 2005, outstanding forecasted cash flow hedges were adjusted to fair market value and an insignificant amount of unrealized losses were recorded through other comprehensive income (loss).

The Company may also enter into derivatives to hedge the foreign currency risk of capital equipment purchases if the capital equipment purchase orders are executed and designated as a firm commitment. However there were no hedges of this type outstanding as of the end of Q3 2006, Q4 2005 or Q3 2005. The Company does not enter into derivative financial instruments for speculative or trading purposes.

The Company also utilizes currency forward contracts to hedge currency exchange rate fluctuations related to certain short term foreign currency assets and liabilities. Gains and losses on these undesignated derivatives offset gains and losses on the assets and liabilities being hedged and the net amount is included in earnings. An immaterial amount of net gains and losses were included in earnings during Q3 2006 and Q3 2005.

Besides foreign exchange rate exposure, the Company’s cash and investment portfolios are subject to risks associated with fluctuations in interest rates. While the Company’s policies allow for the use of derivative financial instruments to hedge the fair values of such investments, the Company has yet to enter into this type of hedge.

Note 14

Industry Segments

In conjunction with the ICS merger, the Company reorganized its operating segments and developed a new reporting structure comprised of three reportable segments: Networking, Timing, and Standard Products and Other. These three reportable segments represent the aggregation of the Company’s operating segments as defined by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Networking segment includes network search engines, switching solutions, integrated communications processors, flow-control management devices, FIFOs, and multi-ports. The Timing segment includes clock management, DIMM support and other timing solution products. The Standard Products and Other segment includes high-speed SRAM, military applications, digital logic products, telecommunications and video products.

Prior period balances have been reclassified to conform to the current period presentation. The tables below provide information about these segments for the three and nine month periods ended January 1, 2006 and January 2, 2005:

Revenues by segment

	Three months ended		Nine months ended
(in thousands)	Jan. 1, 2006	Jan. 2, 2005	Jan. 1, 2006	Jan. 2, 2005
Networking	$57,464	$53,088	$168,354	$172,953
Timing	72,285	14,774	110,440	33,696
Standard Products and Other	31,043	27,796	81,525	86,987

Total consolidated revenues	$160,792	$95,658	$360,319	$293,636

Income (Loss) by segment

	Three months ended		Nine months ended
(in thousands)	Jan. 1, 2006	Jan. 2, 2005	Jan. 1, 2006	Jan. 2, 2005
Networking	$10,828	$9,019	$27,844	$33,046
Timing	16,637	(1,441)	14,448	(5,370)
Standard Products and Other	(202)	(3,724)	(4,006)	(5,877)
Restructuring and related	(755)	(311)	(2,223)	806
Amortization of intangible assets	(56,755)	(1,976)	(70,932)	(4,838)
Inventory FMV adjustment	(5,539)	—	(10,480)	—
Amortization of deferred stock-based compensation	—	(71)	—	(438)
Facility closure costs	(666)	(33)	(11,922)	(272)
Acquired in-process research and development	200	(29)	(2,300)	(1,765)
Acquisition related costs and other	(2,023)	(507)	(3,027)	(1,575)
Loss on investments	—	—	(1,705)	(12,831)
Interest income and other	3,005	3,657	10,074	8,986
Interest expense	(61)	(13)	(135)	(86)

Income (loss) before income taxes	$(35,331)	$4,571	$(54,364)	$9,786

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

The Company maintains a reserve for obligations it incurs under its standard product warranty program and customer, part, or process specific matters. The standard warranty period offered is one year, though in certain instances the warranty period may be extended to as long as two years. Management estimates the fair value of its warranty liability based on actual past warranty claims experience, its policies regarding customer warranty returns and other estimates about the timing and disposition of product returned under the standard program. Customer, part, or process specific reserves are estimated using a specific identification method. Historical warranty returns activity has been minimal. The total reserve was $1.6 million and $0.2 million as of January 1, 2006 and April 3, 2005, respectively.

Note 16

Restructuring

Restructuring Actions

During the three and nine months ended January 1, 2006 and January 2, 2005, the Company sold equipment from its Salinas wafer fabrication facility, which had been previously impaired as part of the fiscal 2002 impairment charges. As the proceeds from these sales exceeded the impaired value of the assets, the Company recorded a credit to Restructuring and Impairment of approximately $0.2 million and $0.8 million in Q3 2006 and for the nine months ended January 1, 2006, respectively, and $0.2 million and $1.9 million in Q3 2005 and for the nine months ended January 2, 2005, respectively.

During Q2 2006, the Company completed the consolidation of its Northern California workforce to its San Jose headquarters and exited leased facilities in Salinas and Santa Clara. Upon exiting the buildings the Company recorded lease impairment charges of approximately $6.5 million, which represents the future rental payments under the agreements, reduced by an estimate of sublease income, discounted to present value using an interest rate applicable to the Company. The Company also wrote-off certain leasehold improvements and assets no longer in use of approximately $0.6 million. Through Q3 2006, approximately $0.6 million has been paid.

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

In fiscal 2005, as part of an effort to streamline operations and increase profitability, the Company implemented reductions in force, which included many of its operations. The Company recorded restructuring charges of $6.9 million, which primarily consisted of severance and related termination benefits. The charges were recorded as cost of revenues of $3.2 million and operating expenses of $3.7 million. Through Q3 2006, approximately $5.9 million has been paid. The remaining severance and termination benefits related to these activities are scheduled to be paid over the next three to six months.

As part of the announced plan for the January 2005 reductions in force, a portion of the employees were to remain with the Company over a retention period. The Company recorded $0.2 million in Q3 2006 for retention costs related to these activities and a cumulative total of $2.3 million through Q3 2006. During Q3 2006, in conjunction with the merger with ICS, the Company extended the retention period for certain employees involved with integration activities. Retention costs for these employees will be paid over the next three to six months. The Company anticipates recording an additional $0.2 million of retention costs related to these activities over the next three to six months and to substantially complete the restructuring activity at the end of this period.

Restructuring in Connection with the ICS Merger

In Q2 2006, we recorded restructuring charges of approximately $0.5 million, related to severance costs for IDT employees who were terminated in conjunction with our merger with ICS. These amounts primarily consist of severance costs associated with duplicative functions. In Q3 2006, all amounts related to this action were paid.

In Q3 2006, the Company announced its plan to close its design center in Sydney, Australia, due to overlapping projects and teams acquired in conjunction with the merger with ICS. The closure will result in a reduction in force of approximately 15 employees. In Q3 2006, we recorded approximately $0.7 million of severance costs related to these employees. Retention costs, which will be earned by employees through the planned closure date in May 2006, will be expensed as incurred.

The following table shows the activity related to restructuring and asset impairment charges and the liability remaining as of January 1, 2006:

	Cost of goods sold			Operating expenses
(in thousands)	Restructuring	Asset impairment- PP&E		Restructuring
Balance as of 4/3/05 (2)	$1,283	$—		$1,523

Q1 2006 charges (credits)	113	(564	)(1)	250
Non-cash charges				(18)
Cash receipts (payments)	(654)	564		(662)

Balance as of 7/3/05	$742	$—		$1,093
Q2 2006 charges (credits) (3)	2,913	(92	)(1)	4,696
Non-cash charges	(202)			(414)
Cash receipts (payments)	(491)	92		(442)

Balance as of 10/2/05	$2,962	$—		$4,933
Q3 2006 charges (credits) (4)	4	(168	)(1)	717
Non-cash charges	—	—		2
Cash receipts (payments)	(667)	168		(718)

Balance as of 1/1/06	$2,299	$—		$4,934

(1)	Represents credits related to proceeds from the sale of equipment from our Salinas wafer fabriction facility, which were previously impaired.
(2)	Primarily composed of severance costs related to restructuring activities initiated in FY 2005.
(3)	Primarily composed of lease impairment charges associated with the exit of buildings occupied prior to the consolidation of the Company’s Northern California workforce into its headquarters in San Jose in Q2 2006.
(4)	Primarily composed of severance costs related to the closure of the Company’s design center in Sydney, Australia.

Note 17

Assets Held for Sale

In April 2005, the Company announced its plans to consolidate its assembly and test operations and outsource a portion of its assembly operations. Under the plan, the Company would close its assembly and test facility in Manila, the Philippines, which would result in a reduction in force of approximately 750 employees. The plan also included transferring the test and finish work performed at the Manila facility to the Company’s assembly and test facility in Penang, Malaysia and transferring the assembly work and certain assembly equipment to third party sub-contractors. These employees were paid an amount equivalent to that required by the local Philippine labor code and an additional amount based upon the number of years of service to the Company. Through Q3 2006, the Company recorded approximately $2.3 million in costs related to these activities, of which all amounts have been paid.

In Q3 2006, the Company began actively marketing the Manila facility, the surrounding land and remaining assets (disposal group) and expects to complete the sale within the next twelve months. On January 1, 2006, the Company determined that the plan of sale criteria in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, had been met. The fair market values for the disposal group were researched and estimated by management using input provided by third-party valuation experts. These assets, having a net book value of $7.1 million, were classified as held for sale and included as a component of prepayments and other current assets as of January 1, 2006. Assets classified as held for sale are not depreciated. Given the current market conditions for the sale of older fabrication facilities and related equipment may fluctuate, there can be no assurance that the Company will realize the current net carrying value of the assets held for sale. The Company will reassess the realizability of the carrying value of these assets at the end of each quarter until the assets are sold or otherwise disposed of and additional adjustments may be necessary.

Note 18

Share Repurchase Program

In October 2005, the Company’s Board of Directors approved a $25.0 million expansion of the previously authorized share repurchase program to a total of $75.0 million. Under the previous stock repurchase program authorized by the Board, the Company has already repurchased approximately 2.0 million shares at an aggregate cost of approximately $24.0 million between October 2004 and October 2005, leaving approximately $51.0 million available for future purchases. Repurchases under the

Company’s stock repurchase program may be made from time to time in the open market and in negotiated transactions, including block transactions or accelerated stock repurchase transactions, at times and at prices considered appropriate by the Company. The repurchase program may be discontinued at any time.

In Q3 2006, the Company repurchased 0.7 million shares of its common stock at an aggregate cost of $8.0 million, leaving approximately $43.0 million available for future purchases. Since the Company first began buying back its stock in fiscal 2001, the Company has repurchased 9.7 million shares at a cost of $212.9 million. Repurchases are recorded as treasury stock and result in a reduction of stockholders’ equity.

Note 19

Income Taxes

As a result of our valuation allowance, the provision for current income taxes from operations primarily reflects foreign income tax estimates and U.S. alternative minimum tax expense. The Company’s tax provision for the three and nine months ended January 1, 2006 also include an estimate for U.S. tax of approximately $4.1 million and $5.4 million, respectively, related to foreign earnings repatriation of $25.1 million in Q2 2006 and the expected repatriation of $122.0 million in Q4 2006 under the American Jobs Creation Action of 2004 (“AJCA”). The AJCA introduced a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. The Company will invest these earnings pursuant to an approved Domestic Reinvestment Plan that conforms to the AJCA guidelines. The Company is still in the process of evaluating whether additional distributions may be made under the AJCA this fiscal year.

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

In Q1 2006, as a result of a partial settlement with the IRS pertaining to its examination of certain items in the Company’s income tax returns for fiscal years 2000 through 2002, the Company recorded a net reduction in its income taxes payable of $8.9 million as a partial settlement. The examination by the IRS of the Company’s income tax returns for fiscal years 2003 and 2004 has not been finally determined.

Note 20

Related Parties

In conjunction with the merger with ICS, the Company acquired an Investment and Stock Trade Agreement (the “Agreement”) with Maxtek Technology Co. Ltd (“Maxtek”), an international stocking representative in Taiwan and China. ICS initially invested $4.0 million and owned approximately 10% of Maxtek but had subsequently sold 75% of its initial investment prior to its merger with the Company. Revenues related to Maxtek and its affiliates represented approximately 9.1% of the Company’s consolidated revenues for the nine months ended January 1, 2006. As of January 1, 2006, the Company owned 1.4 million shares, or approximately 2.0% of the outstanding shares of Maxtek.

Also in conjunction with the merger with ICS, the Company acquired an investment in Best Elite International Limited (“Best Elite”), which owns a wafer fabrication facility in Suzhou, China. The Company purchases wafers from Best Elite’s wafer fabrication facility for certain legacy ICS products. Based upon ICS’ historical purchase activity and activity from the merger date through January 1, 2006 the Company estimates that it purchases approximately $4.0 million of wafers from Best Elite on an annual basis.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All references are to our fiscal quarters ended January 1, 2006 (Q3 2006), October 2, 2005 (Q2 2006), April 3, 2005 (Q4 2005) and January 2, 2005 (Q3 2005), unless otherwise indicated. Quarterly financial results may not be indicative of the financial results of future periods.

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

On September 16, 2005, we completed our merger with Integrated Circuit Systems, Inc. (“ICS”) and on September 23, 2005, we exercised an option to purchase key assets, including inventory, backlog, and the exclusive future rights to sell all products in Freescale Semiconductor, Inc.’s timing solution business (“Freescale Assets”) under a master purchase agreement. The amounts included herein, including forward-looking statements, include the results of ICS and the Freescale Assets from the date of closing each transaction.

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

RESULTS OF OPERATIONS

Revenues (Q3 2006 compared to Q3 2005). Our revenues for Q3 2006 were $160.8 million, an increase of $65.1 million, or 68.1% compared to Q3 2005. Revenues increased substantially when compared to the same period one year ago as a result of our merger with ICS in Q2 2006. Comparisons of units and pricing on a year over year basis are not meaningful until we have an ongoing track record of results including ICS.

Revenues for our Networking segment (which includes network search engines (NSEs), switching solutions, FIFOs, multiports, and flow control management devices; and communications applications-specific standard products (ASSPs)) increased $4.4 million, our Timing segment increased $57.5 million as the majority of the incremental ICS and Freescale revenues fall into this segment, and our Standard Products and Other segment (which includes SRAM, high-performance logic, telecom, video, and military products) increased by $3.2 million when compared to Q3 2005.

We experienced revenue growth in each of our geographic regions when compared to the same period one year ago. Revenues in the Americas, Europe, Japan, and Asia Pacific region (APAC) increased 24.8%, 10.3% 46.0%, and $136.3% respectively. Revenue growth in APAC increased primarily as a result of our merger with ICS and, to a lesser extent, attributable to strength in our existing business in this region. As a percentage of revenues, the APAC region represented 53.4% in Q3 2006, an increase of 15.4% when compared to the same quarter one year ago.

Revenues (Q3 2006 compared to Q2 2006). Sequentially, our revenues increased $55.1 million, or 52.1%, when compared to Q2 2006. The increase is attributable to our merger with ICS in Q2 2006. Comparisons of units and pricing on a sequential basis are not meaningful until the Company has an ongoing track record of results including ICS.

Revenues for our Networking segment increased $3.1 million, our Timing segment increased $47.1 million due primarily to the incremental ICS and Freescale revenues, which fall into this segment, and our Standard Products and Other segment increased by $4.9 million when compared to Q2 2006.

We experienced sequential revenue growth in each of our geographic regions when compared to Q2 2006. Revenues in the Americas, Europe, Japan, and APAC increased 34.3%, 16.7%, 40.3% and 76.2%, respectively. Sequential revenue growth in APAC increased primarily as a result of our merger with ICS and, to a lesser extent, attributable to strength in our existing business in this region. As a percentage of revenues, the APAC region represented 53.4% in Q3 2006, an increase of 7.3% when compared to Q2 2006.

Revenues (First nine months of fiscal 2006 compared to first nine months of fiscal 2005). Our year-to-date fiscal 2006 revenues were $360.3 million, representing an increase of $66.7 million, or 22.7% over year-to-date revenues for the same period one year ago. Within our Networking and Standard Products and Other segments revenue decreased $4.6 million and $5.4 million, respectively, while revenues in our Timing segment increased $76.7 million.

Revenues in Japan and APAC increased $5.6 million and $69.9 million, respectively, while revenues in the Americas and Europe decreased $1.9 million and $7.0 million, respectively. Revenue growth in APAC is primarily as a result of our merger with ICS and, to a lesser extent, attributable to strength in our timing business in this region. As a percentage of revenues the APAC region represented 48.8% for the nine months ended January 1, 2006, an increase of 12.7% from the same period one year ago.

Revenues (recent trends and outlook). We currently expect our revenue in Q4 2006 to be flat to up moderately compared to Q3 2006.

Gross profit (Q3 2006 compared to Q3 2005). In absolute dollars our gross profit for Q3 2006 was $45.6 million, essentially flat with our gross profit in the same period one year ago. As a percentage of revenues our gross margin in Q3 2006 decreased to 28.4% from 47.7% in Q3 2005. Our gross profit for Q3 2006 contains a combination of incremental profit associated with higher revenues and sales of units with higher standard margins from the acquired ICS business. In addition, our margin benefited by approximately $0.3 million from the sale of inventory previously written down. We received no such benefit during Q3 2005. Offsetting effects are primarily attributable to significant costs associated with our merger with ICS and Freescale Assets, including approximately $33.1 million of incremental amortization expense for intangible assets and $5.5 million related to the sale of acquired inventory valued at fair market value, less an estimated selling cost.

Gross profit (Q3 2006 compared to Q2 2006). Sequentially, our gross profit in absolute dollars increased $9.9 million, representing a 27.6% increase over our gross profit in Q2 2006. As a percentage of revenues our gross margin decreased to

28.4% from 33.8% in Q2 2006. As noted in our discussion above, the sequential absolute dollar increase is primarily attributable to a combination of incremental profit associated with higher revenues and sales of units with higher standard margins from the acquired ICS business. In addition, our margin benefited by approximately $0.3 million from the sale of inventory previously written down compared to $0.2 million in Q2 2006. Offsetting effects are primarily attributable to costs associated with our merger with ICS and Freescale Assets, as our Q3 2006 results of operations include a full quarter of related charges and expenses.

Gross profit (first nine months of fiscal 2006 compared to the first nine months of fiscal 2005). In absolute dollars, our gross profit for the first nine months of fiscal 2006 was $124.0 million, representing a $24.7 million, or 16.6% decrease over our gross margin in the same period one year ago. Our gross margin decreased to 34.4% from 50.7% during the first nine months of fiscal 2006. As noted in our discussion above, our gross margin, in absolute dollars, for the first nine months of fiscal 2006 includes a combination of incremental profit associated with higher revenues and sales of units with higher standard margins. In addition, our margin benefited by approximately $1.3 million from the sale of inventory previously written down. During the first nine months of fiscal 2005, we received no such benefit. Offsetting effects are primarily attributable to costs associated with our merger with ICS and Freescale Assets, including approximately $39.9 million of incremental amortization expense for intangible assets and $10.5 million related to the sale of acquired inventory valued at fair market value, less an estimated selling cost.

Operating Expenses

As mentioned above, operating expenses for the three and nine months ended January 1, 2006, include the results of ICS beginning September 17, 2005. The following table shows operating expenses for the three and nine months ended January 1, 2006 and January 2, 2005 (in thousands):

	Three months ended				Nine months ended
	Jan. 1, 2006	% of Net Revenues	Jan. 2, 2005	% of Net Revenues	Jan. 1, 2006	% of Net Revenues	Jan. 2, 2005	% of Net Revenues
Research and Development	$36,229	23%	$26,365	28%	$91,766	25%	$77,815	27%
Selling, General and Administrative	$47,844	30%	$18,291	19%	$92,562	26%	$55,479	19%

Research and development. Research and Development (R&D) expenses increased $9.9 million and $14.0 million for the three and nine months ended January 1, 2006 compared to the three and nine months ended January 2, 2005, respectively. The increases were primarily due to employee-related expenses, which increased $5.9 million and $6.0 million for the three and nine month periods, respectively, as a result of the merger with ICS and severance costs recorded in conjunction with the closure of our design center in Sydney, Australia, partially offset by our restructuring activities. In addition, indirect materials expenses increased $2.8 million and $3.9 million for the three and nine month periods, respectively, due to increased product development activity as a result of the ICS acquisition. Outside services also increased $0.7 million and $2.2 million for the three and nine month periods, respectively, due to increased costs associated with the integration of ICS and the services in conjunction with the exit of our facility in Santa Clara. Finally, the consolidation of our Northern California workforce into our San Jose headquarters in Q2 2006 resulted in a charge of approximately $2.0 million, primarily related to ongoing lease obligations, for the nine month period ended January 1, 2006. These increases in expenses were offset by decreases in allocations of manufacturing spending to R&D activities of $2.5 million and $3.3 million for the three and nine month periods, respectively, due primarily to the closure of our assembly and test facility in the Philippines.

We currently anticipate that R&D spending in Q4 2006 will increase by approximately $1.0 million due to product development activities and the reset of payroll tax limits in the new calendar year.

Selling, General and Administrative. Selling, General and Administrative (SG&A) expenses increased $29.6 million and $37.1 million for the three and nine months ended January 1, 2006 compared to the three and nine months ended January 2, 2005. The increases were primarily due to the amortization of intangible assets, which increased $21.9 million and $25.9 million for the three and nine month periods, respectively, as a result of our merger-related activity, primarily ICS and Freescale Assets in Q2 2006. In addition, our employee related expenses increased $3.8 million for the three and nine month periods, respectively, as a result of the merger with ICS, partially offset by our restructuring activities. Outside services increased $0.8 million and $1.2 million for the three and nine month periods, respectively, due to increased costs associated with the integration of ICS and the exit of our facility in Santa Clara. Sales representative commissions also increased $2.5 million and $2.9 million during the three and nine month periods, respectively, due to the increase in revenues in each of the periods. Finally, the consolidation of our Northern California workforce into our San Jose headquarters in Q2 2006 resulted in a charge of approximately $2.4 million, related to ongoing lease obligations.

We currently anticipate that SG&A spending in Q4 2006 will be flat when compared to Q3 2006 as increases due to the reset of payroll tax limits in the new calendar year will be offset by previously announced restructuring savings.

Acquired in-process research and development. During Q2 2006, in connection with our merger with ICS, we recorded a $2.3 million charge for in-process research and development (IPR&D). The allocation of the purchase price to IPR&D was determined by identifying technologies that had not attained technological feasibility and that did not have future alternative uses.

During Q1 2005, in connection with our acquisition of ZettaCom, we recorded a $1.7 million charge for IPR&D. The allocation of the purchase price to IPR&D was determined in the same manner described above.

Other-than-temporary impairment loss on investments. During Q1 2006, we recorded an other-than-temporary loss of $1.7 million on certain available-for-sale investments, the fair value of which had gradually decreased over the prior twelve months as a result of interest rate increases. This action was based upon the magnitude and length of time these securities had been in a continuous unrealized loss position and in consideration of our near-term cash requirements related to the merger with ICS.

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

Interest income and other, net. Interest income and other, net, was $3.0 million, a decrease of $0.7 million, or 18%, compared to Q3 2005. This amount includes approximately $2.5 million of interest income, supplemented by gains on the sale of assets, primarily from our former assembly and test facility in the Philippines. Interest income decreased 22% compared to the same period one year ago, primarily due to a lower investment balance as a result of the cash used in the merger with ICS in Q2 2006, offset by higher average interest rates.

Provision/Benefit for income taxes. As a result of our valuation allowance, the provision for current income taxes from operations primarily reflects offshore income tax estimates and U.S. alternative minimum tax expense. In addition, our tax provision for the three and nine months ended January 1, 2006 include an estimate for U.S. tax of approximately $4.1 million and $5.4 million, respectively, related to foreign earnings repatriation of $25.1 million in Q2 2006 and the expected repatriation of $122.0 million in Q4 2006 under the American Jobs Creation Act of 2004 (“AJCA”). In Q1 2006, as a result of a partial settlement with the IRS pertaining to its examination of certain items in our income tax returns for fiscal years 2000 through 2002, we also recorded a net tax benefit of $8.9 million as a partial settlement.

Due to significant net deferred tax liabilities recorded in connection with the merger with ICS, we decreased our valuation allowance in Q2 2006 by approximately $63.5 million, for which the offset was recorded to goodwill. As of January 1, 2006, we maintained the remainder of the valuation allowance as we could not conclude it was more likely than not that we will be able to utilize our deferred tax assets in the foreseeable future other than the extent of amortization of our acquisition related intangible assets.

Liquidity and Capital Resources

Our cash and marketable securities were $289.5 million at January 1, 2006, a decrease of $291.8 million compared to April 3, 2005. The decrease is primarily attributable to our merger with ICS and the acquisition of Freescale Assets in Q2 2006, which resulted in net cash outflows of approximately $435.0 million and $35.8 million, respectively. Offsetting these outflows our cash from operations and proceeds from the sale of securities, net of purchases, provided inflows of approximately $86.1 million and $404.4 million, respectively, during the nine months ended January 1, 2006.

We recorded a net loss of $55.2 million for the first nine months of fiscal 2006, compared to net income of $7.2 million during the same period in fiscal 2005. Net cash provided by operating activities increased $23.9 million or 38.4% to $86.1 million for the first nine months of fiscal 2006 compared to $62.2 million for the same period in fiscal 2005. A summary of the significant changes in non-cash adjustments affecting net income (loss) is as follows:

•	Amortization of intangible assets was $70.9 million during the first nine months of fiscal 2006, compared to $4.8 million during the same period in fiscal 2005. The increase is attributable to our merger with ICS and acquisition of Freescale Assets in Q2 2006.

•	Depreciation expense was $43.2 million during the first nine months of fiscal 2006, compared to $39.3 million during the same period in fiscal 2005. The increase is primarily attributable to assets acquired in conjunction with our merger with ICS.

•	We recorded impairment charges of $7.1 million in Q2 2006 in conjunction with the exit of our leased facilities in Salinas and Santa Clara. We recorded no such charges during the first nine months of fiscal 2005.

•	We recorded an other-than temporary impairment charge of $1.7 million in Q1 2006 related to investments in our portfolio which had been trading at below cost for more than 12 months, compared to a $12.8 million charge in Q1 2005, related to the impairment of our investment in NetLogic.

•	We recorded approximately $10.5 million associated with the FMV inventory write-up for product sold in conjunction with our merger with ICS and acquisition of Freescale Assets in Q2 2006. We recorded no such charge during the first nine months of fiscal 2006.

Net sources of cash related to working capital-related items improved $9.6 million, from a net $4.1 million use of cash during the first nine months of fiscal 2005 to a net source of cash of $5.5 million during the first nine months of fiscal 2006. Working capital items consuming relatively more cash during the first nine months of fiscal 2006 included:

•	An increase in accounts receivable of $8.3 million during the first nine months of fiscal 2006 compared to a decrease of $3.2 million, primarily attributable to higher revenues as a result of our merger with ICS.

•	A decrease in income taxes payable of $1.6 million during the first nine months of fiscal 2006 compared to an increase of $0.5 million, primarily attributable to the net reduction of approximately $8.9 million of previously accrued tax reserves in conjunction with our receiving a final determination from the IRS on certain audit issues for fiscal years 2000 through 2002, offset by additional taxes associated with the repatriation of foreign earnings in conjunction with the AJCA.

•	A decrease in other liabilities of $7.6 million during the first nine months of fiscal 2006 compared to a marginal decrease of $0.2 million, primarily attributable to a decrease in deferred license revenue, retention costs associated with the closure of our assembly and test facility in Manila and the timing of a royalty-related payment.

The above factors were offset by other working capital items that provided relatively more cash during the first nine months of fiscal 2006, including:

•	A decrease in inventory of $2.7 million during the first nine months of fiscal 2006 compared to an increase of $11.0 million, primarily as a result of stronger customer demand.

•	A decrease in prepayments and other assets of $1.0 million during the first nine months of fiscal 2006 compared to an increase of $0.6 million, primarily related to lower amounts of interest receivable attributable to the liquidation of a large part of our investment portfolio in connection with our merger with ICS.

•	An increase in accounts payable of $6.4 million for the first nine months of fiscal 2006 compared to an increase of $2.7 million, primarily attributable to additional costs and expenses associated with the merger with ICS.

•	An increase in accrued compensation of $1.8 million during the first nine months of fiscal 2006 compared to an increase of $3.3 million, primarily related to a decrease in severance related accruals and the timing of our fiscal period with our payroll period.

•	An increase in deferred income on shipments to distributors of $11.0 million during the first nine months of fiscal 2006 compared to a decrease of $1.9 million during the same period one year ago. The increase during the first nine months of fiscal 2006 primarily relates to the addition of ICS distributors in the U.S. as a result of the merger. The decrease during the first nine months of fiscal 2005 is primarily attributable to a realignment of distributor inventory levels to meet customer demand.

Net cash used in investing activities was $87.2 million and $2.1 million during the first nine months of fiscal 2006 and 2005, respectively. During the first nine months of fiscal 2006, net proceeds from the sale and maturity of our short-term investments were approximately $404.4 million compared to net proceeds of $71.5 million in the same period one year ago. The increase in investing activities during the first nine months of fiscal 2006 was primarily attributable to an increase in our acquisition related expenditures, which were significantly higher than that of the same period one year ago. During Q2 2006, we paid approximately $435.0 million and $35.8 million, net of cash acquired, in conjunction with the merger with ICS and the acquisition of Freescale Assets, respectively. In Q1 2005, we acquired ZettaCom for approximately $34.4 million. Finally, capital expenditures during the first nine months of fiscal 2006 were lower by approximately $15.4 million compared to the same period in fiscal 2005.

Net cash generated by financing activities during the first nine months of fiscal 2006 was $15.6 million compared to net cash used of $20.7 million for the same period one year ago. The increase is attributable to an increase in proceeds from stock option exercises and purchases under our employee stock purchase plan, offset by the absence of payments on capital leases and a decrease in the level of stock repurchased under our share repurchase program.

We anticipate capital expenditures of approximately $30.0 million during fiscal 2006 to be financed through cash generated from operations and existing cash and investments. This estimate includes $20.8 million in capital expenditures during the first nine months of fiscal 2006.

We believe that existing cash and investment balances, together with cash flows from operations, should be sufficient to meet our working capital and capital expenditure needs for the next twelve months. Should we need to investigate other financing alternatives however, we cannot be certain that additional financing will be available on satisfactory terms.

As of January 1, 2006, we had no off-balance sheet arrangements that are reasonably likely to have a future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

The cyclicality of the semiconductor industry exacerbates the volatility of our operating results. The semiconductor industry is highly cyclical. Significant changes in demand for our products have occurred rapidly and suddenly in the past. In addition, market conditions characterized by excess supply relative to demand and resulting selling price declines have also occurred in the past. Significant shifts in demand for our products and selling price declines resulting from excess supply may occur in the future. Significant and rapid swings in demand and average selling prices for our products can result in lower revenues and underutilization of our fixed cost infrastructure, both of which would cause material fluctuations in our gross margins and our operating results.

In connection with our merger with ICS, we reviewed our combined IDT and ICS distributor network. In Asia Pacific, in particular, we made changes to our distributors and the terms and conditions under which our distribution business is conducted. As a result of these changes, a higher percentage of our revenue in this region is now recognized at the time we sell product into our distributors. With this change, we now have reduced visibility over both inventory levels at the distributors and end customer demand for our products. Further, the distributors have assumed more risk associated with changes in end demand for our products. Accordingly, significant changes in end demand in the semiconductor business in general, or for our products in particular, may be difficult for us to detect or otherwise measure, which could cause us to incorrectly forecast demand for our products. If we are not able to accurately forecast end demand for our products our business and financial results could be adversely affected.

A significant amount of our accounts receivable is concentrated with a relatively small number of our customers. As a result of our merger with ICS, we maintain significant relationships with distributors, which we had no operating experience with prior to the merger. For example, Maxtek and its affiliates represented 18.7% of the Company’s gross accounts receivable balance as of January 1, 2006. If any one or more of these global distributors were to file for bankruptcy or otherwise experience significantly adverse financial conditions, our business and financial results could be adversely impacted.

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

The majorities of our products are incorporated into customers’ systems in enterprise/carrier class network, wireless infrastructure, and access network applications. A smaller percentage of our products also serve in customers’ computer storage, computer-related, and other applications. Customer applications for our products have historically been characterized by rapid technological change and significant fluctuations in demand. Demand for a significant portion of our products, and therefore potential increases in revenue, depends upon growth in the communications market, particularly in the data networking and wireless telecommunications infrastructure markets and, to a lesser extent, the computer-related markets. Any slowdown in these communications or computer-related markets could materially adversely affect our operating results, as most recently evidenced by conditions we faced in fiscal 2003 and 2002.

A majority of the sales of ICS’ products depend largely on sales of PCs and peripherals for PCs. Following the merger with ICS, a significant portion of our sales continue to be in the PC market. The PC industry is subject to price competition, rapid technological change, evolving standards, short product life cycles and continuous erosion of average selling prices. Should the PC market decline or experience slower growth, then a decline in the order rate for our products could occur and sales could decline. A downturn in the communications or PC markets could also affect the financial health of some of our customers, which could affect our ability to collect outstanding accounts receivable from such customers.

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

We are dependent on a concentrated group of customers for a significant part of our revenues. A large portion of our revenues depend on sales to a limited number of customers. If these relationships were to diminish, and if these customers were to develop their own solutions or adopt a competitor’s solution instead of buying our products, our results could be adversely affected. For example, any diminished relationship with Cisco or other key customers could adversely affect our results. While we historically have made few sales to Cisco directly, when all channels of distribution are considered, including sales of product to electronic manufacturing service providers (“EMS”) customers, we estimate that Cisco represented approximately 20-25% of our total revenues for fiscal 2005. As a result of the ICS merger, we anticipate that Cisco business will become a smaller percentage of our total revenues, but still represent our largest customer.

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

Finally, we utilize a relatively small number of global and regional distributors around the world, who buy product directly from us on behalf of their customers. For example, one distributor, Avnet, represented 10% of revenues for fiscal 2005. In addition, one distributor, Maxtek and its affiliates represented approximately 9.1% of our consolidated revenues during the nine months ended January 1, 2006. If our business relationships were to diminish or any one or more of these global distributors were to file for bankruptcy or otherwise experience significantly adverse financial conditions, our business could be adversely impacted. Because we will be dependent upon continued revenue from a small group of OEM end customers, EMSs and global and regional distributors, any material delay, cancellation or reduction of orders from or loss of these or other major customers could cause our sales to decline significantly, and we may not be able to reduce the accompanying expenses at the same rate.

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

Substantially all of our revenues are derived from products manufactured at facilities which are exposed to the risk of natural disasters. If we were unable to use our facilities or those of our subcontractors and third party foundries as a result of a natural disaster or otherwise, our operations would be materially adversely affected. While we maintain certain levels of insurance against selected risks of business interruption, not all risks can be insured at a reasonable cost. Even if we have purchased insurance, the adverse impact on our business, including both costs and lost revenue opportunities, could greatly exceed the amounts, if any, that we might recover from our insurers.

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

We are increasingly more reliant upon subcontractors. We have utilized subcontractors for the majority of our incremental assembly requirements (typically at higher costs than at our internal assembly and test operations) and use of subcontractors has increased with the closure of our test and assembly facility in Manila, the Philippines in fiscal Q2 2006 and the addition of ICS. We also have depended on third-party outside foundries for the manufacture of silicon wafers. Our increased reliance on subcontractors and third party foundries for our current products increases certain risks because we will have less control over manufacturing quality and delivery schedules, maintenance of sufficient capacity to meet our orders and generally, maintaining the manufacturing processes we require. We expect use of subcontractors and third-party foundries to increase. Due to production lead times and potential subcontractor capacity constraints, any failure on our part to adequately forecast the mix of product demand and resulting foundry and subcontractor requirements could adversely affect our operating results. In addition, we cannot be certain that these foundries and subcontractors will continue to manufacture, assemble, package, and test products for us on acceptable economic and quality terms or at all and it may be difficult for us to find alternatives if they do not do so.

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

International operations add increased volatility to our operating results. A growing and now substantial percentage of our revenues are derived from international sales, as summarized below:

(percentage of total revenues)	First nine months of Fiscal 2006	Twelve months of Fiscal 2005	Twelve months of Fiscal 2004
Americas	26%	32%	29%
Asia Pacific	49%	37%	39%
Japan	13%	14%	16%
Europe	12%	17%	16%

Total	100%	100%	100%

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

Finally, in support of our international operations, a portion of our cash and investment portfolio resides offshore. At January 1, 2006, we had cash and investments of approximately $189.2 million invested overseas in accounts belonging to various IDT foreign operating entities. While these amounts are primarily invested in US dollars, a portion is held in foreign currencies, and all offshore balances are exposed to local political, banking, currency control and other risks. In addition, these amounts may be subject to tax and other restrictions, if repatriated.

We depend on the ability of our personnel, raw materials, equipment and products to move reasonably unimpeded around the world. Any political, military, world health (e.g., SARS, Bird Flu) or other issue which hinders this movement or restricts the import or export of materials could lead to significant business disruptions. Furthermore, any strike, economic failure, or other material disruption on the part of major airlines or other transportation companies could also adversely affect our ability to conduct business. If such disruptions result in cancellations of customer orders or contribute to a general decrease in economic activity or corporate spending on information technology, or directly impact our marketing, manufacturing, financial and logistics functions our results of operations and financial condition could be materially adversely affected.

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

Our common stock has experienced substantial price volatility. Such volatility may occur in the future, particularly as a result of quarter-to-quarter variations in our actual or anticipated financial results, those of other semiconductor companies, or our customers. Stock price volatility may also result from product announcements by us or our competitors, or from changes in perceptions about the various types of products we manufacture and sell. In addition, our stock price may fluctuate due to price and volume fluctuations in the stock market, especially in the technology sector.

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

The implementation of SFAS 123R beginning in the first quarter of fiscal 2007 will have a significant adverse impact on our Consolidated Statement of Operations as we will be required to expense the fair value of our stock options rather than disclosing the impact on results of operations within our footnotes. This will result in lower earnings per share, which could negatively impact our future stock price. In addition, this could impact our ability to utilize broad-based employee stock plans to reward employees and could result in a competitive disadvantage to us in the employee marketplace.

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

If we are not successful in integrating IDT’s and ICS’ organizations, we will not realize the benefits expected from the merger and the combined company will not operate efficiently after the merger. Achieving the benefits of the merger will depend in part on the successful integration of IDT’s and ICS’ operations and personnel in a timely and efficient manner, including the following activities:

•	consolidating operations, including consolidating facilities and leveraging in-house manufacturing capabilities for new products, and rationalizing operations, general and administrative functions and redundant expenses, including the expenses of maintaining two separate companies;

•	integrating ICS’ and IDT’s diverse enterprise resource planning systems worldwide and minimizing any disruptions that may be caused by such integration;

•	coordinating and combining international operations, relationships and facilities, which may be subject to additional constraints imposed by geographic distance, local laws and regulations;

•	coordinating and harmonizing research and development activities to accelerate diversification and introduction of new products and technologies in existing and new markets with reduced cost; and

•	implementing and maintaining uniform standards, internal controls, business processes, procedures, policies, channel operations and information systems.

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

If we do not integrate the businesses of ICS and IDT, we may lose customers and fail to achieve our financial objectives. Achieving the benefits of the merger will depend in part on the integration of IDT’s and ICS’ business in a timely and efficient manner. In order for it to provide an enhanced and more valuable product offering to each of IDT’s and ICS’ customers after the merger, we will need to integrate our product lines, manufacturing and research and development organizations. This will be difficult, unpredictable and subject to delay because our products are highly complex, have been developed independently and were designed without regard to such integration. If we cannot successfully integrate our products and provide each of IDT’s and ICS’ current customers and new customers with a enhanced portfolio of existing products and new products in the future on a timely basis, we may lose existing customers and fail to attract new customers and our business and results of operations may be harmed.

We will incur significant costs integrating IDT and ICS into a single business, which could adversely affect our financial condition and results of operations. We will incur significant costs integrating IDT’s and ICS’ operations, products and personnel. These costs may include costs for:

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

Our business could be adversely affected if we are unable to integrate the operations of IDT and ICS and successfully manage our relationships. Achieving the benefits of the merger will depend in part on the success we have in managing our customer, distribution, reseller, manufacturing, supplier, marketing and other important relationships and ensuring that such relationships are not disrupted by the merger. Likewise, we must retain strategic partners of IDT and ICS and attract new strategic partners in order to be successful in our business. Our customers may not continue their current buying patterns during the pendency of, and following, the merger. Any significant delay or reduction in orders for our products could harm our business, financial condition and results of operations. Customers may also want to diversify their supplier base and may not want to continue purchasing products from our combined company that they had previously purchased from IDT and ICS as standalone companies. In addition, we must successfully integrate and leverage IDT’s and ICS’ existing sales channels to cross-sell our products to IDT’s and ICS’ existing customers, and to sell new products to customers in new markets. The failure of customers to accept our new products or to continue using existing products, and failure of potential new customers to purchase our new products could harm our business, financial condition and results of operations.

The market price of our common stock may decline as a result of our merger with ICS. Following our merger with ICS, the market price of our common stock may decline as a result of the merger for a number of reasons, including if:

•	the integration of IDT and ICS is not completed in a timely and efficient manner;

•	we do not achieve the expected benefits of the merger as rapidly or to the extent anticipated by financial or industry analysts;

•	the effect of the merger on our financial results is dilutive for a number of years;

•	the effect of the merger on our financial results is not consistent with the expectations of financial or industry analysts; or

•	significant stockholders of IDT and ICS decide to dispose of their shares of IDT common stock as a result of the merger.

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

The Company used a substantial amount of its cash in connection with our merger with ICS and this use of funds may limit our ability to complete other transactions and may not be the most advantageous use for these funds. On the date the merger closed each share of ICS common stock issued and outstanding was cancelled and converted into the right to receive $7.25 in cash in addition to 1.3 shares of IDT common stock. In addition, holders of outstanding ICS options, whether or not vested or exercisable, with an exercise price per share that was less than $21.62 received, in respect of each option to acquire one share of ICS common stock, an amount of cash, without interest, equal to the excess of $21.62 over the exercise price of such options. In addition, each outstanding share of ICS restricted common stock became fully vested and the holders of such shares of ICS restricted common stock received $7.25 in cash and 1.3 shares of IDT common stock for each share of ICS restricted common stock held. The payment of the cash portion of the merger consideration used a significant portion of IDT’s cash, which could limit our future ability to complete acquisitions or other transactions that may be in our best interests.

We believe that existing cash and investment balances, together with cash flows from operations, should be sufficient to meet our working capital and capital expenditure needs through Q4 2006 and for at least the next twelve months. Should we need to investigate other financing alternatives however, we cannot be certain that additional financing will be available on satisfactory terms. If we are unable to secure additional financing on satisfactory terms our results of operations and financial condition could be materially adversely affected.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our interest rate risk relates primarily to our short-term investments of $87.2 million as of January 1, 2006. In addition, we maintain a portfolio of investments for certain deferred compensation arrangements, the fair value of which was $9.7 million as of January 1, 2006. By policy, we limit our exposure to longer-term investments and a substantial majority of our investment portfolio has maturities of less than two years. Although a hypothetical 10% change in interest rates could have an effect on the value of our portfolio at a given time, we normally hold these investments until maturity, which then results in no realized impact on results of operations or cash flows. We do not currently use derivative financial instruments in our investment portfolio.

By policy, we mitigate the credit risk to our investment portfolio through diversification and for debt securities, adherence to high credit-rating standards.

At January 1, 2006 we had no outstanding debt.

We are exposed to foreign currency exchange rate risk as a result of international sales, assets and liabilities of foreign subsidiaries, local operating expenses of our foreign entities and capital purchases denominated in foreign currencies. We may use derivative financial instruments to help manage our foreign currency exchange exposures. We do not enter into derivatives for speculative or trading purposes. We performed a sensitivity analysis as of January 1, 2006 and determined that, without hedging the exposure, a 10% change in the value of the U.S. dollar would result in an approximate 1/2 point impact on gross profit margin percentage, as we operate manufacturing facilities in Malaysia and Singapore, and less than a  1/2 point impact to operating expenses (as a percentage of revenue) as we operate sales offices in Japan and throughout Europe and design centers in China, Canada, and Australia.

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

At January 1, 2006, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level. As a result of the merger with ICS, our internal control over financial reporting has changed and we are still evaluating the affects on our overall control environment. Prior to the end of our fiscal year we will make a decision with regard to the inclusion or exclusion of ICS from the Company’s internal control evaluation under Section 404 of the Sarbanes Oxley Act of 2002.

PART II OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth information with respect to repurchases of our common stock during the third quarter of fiscal 2006:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Approximate total dollar value of shares that may yet be purchased under the program (1)
October 3, 2005 – October 30, 2005	—	—	—	—
October 31, 2005 – November 27, 2005	425,000	$11.63	425,000	$45,857,000
November 28, 2005 – January 1, 2006	247,500	$12.31	247,500	$42,811,000

Total	672,500	$11.88	672,500

(1)	In October 2005, our board of directors approved a $25 million expansion of the previously authorized share repurchase program, for a total repurchase program of $75 million. The program may be discontinued at any time.

ITEM 6. EXHIBITS

(a)	The following exhibits are filed herewith:

Exhibit number	Description
31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, dated February 9, 2006.

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, dated February 9, 2006.

32.1	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, dated February 9, 2006.

32.2	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, dated February 9, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRATED DEVICE TECHNOLOGY, INC.

Date:	February 9, 2006	/s/ GREGORY S. LANG
Gregory S. Lang
President and Chief Executive Officer
(duly authorized officer)

Date:	February 9, 2006	/s/ CLYDE R. HOSEIN
Clyde R. Hosein
Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)