Form 10-K
period 2006-04-02
INTEGRATED DEVICE TECHNOLOGY INC
filed 2006-06-15
CIK 703361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 2, 2006

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer or large accelerated filer” in Rule 12b-2 of the Exchange Act.

☒  Large accelerated filer    ☐  Accelerated filer    ☐  Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $2.1 billion, computed by reference to the last sales price of $10.74, as reported by the Nasdaq National Market System, as of the last business day of the registrant’s most recently completed second fiscal quarter, October 2, 2005. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s Common Stock, $.001 par value, as of May 28, 2006, was approximately 199,038,539.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13, and 14 of Part III incorporate information by reference from the Proxy Statement for the 2006 Annual Meeting of Stockholders.

PART I

This Annual Report on Form 10-K, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events and the future results of Integrated Device Technology, Inc. and are based on current expectations, estimates, forecasts and projections about the industry in which we operate and the beliefs and assumptions of our management. Words such as ‘expects,’ ‘anticipates,’ ‘targets,’ ‘goals,’ ‘projects,’ ‘intends,’ ‘plans,’ ‘believes,’ ‘seeks,’ ‘estimates,’ variations of such words and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Report under the section entitled “Factors Affecting Future Results” under Part II, Item 7 and elsewhere in this report, and in other reports we file with the Securities and Exchange Commission (SEC), including our most recent reports on Form 10-Q, each as it may be amended from time to time.

We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

ITEM 1. BUSINESS

We design, develop, manufacture and market a broad range of high-performance semiconductor solutions for the advanced communications, computing and consumer industries. Our communications products target markets including the core, metro, access, enterprise, small office/home office (SOHO), data center and wireless markets. Our computing products are designed specifically for personal computing (PC) and server applications and the consumer products are optimized for gaming consoles, set-top boxes, digital TV and smart phones.

We provide vital semiconductor solutions to accelerate innovation so our customers can create and capitalize on higher value networks. We do this by developing detailed systems-level knowledge, and applying our expertise in timing, logic, memory and switching to create solutions to compelling technology problems faced by our customers.

We market our products on a worldwide basis primarily to original equipment manufacturers (OEMs) through a variety of channels, including a direct sales force, distributors, electronic manufacturing suppliers (EMSs) and independent sales representatives.

We seek to differentiate our products from our competitors’ products through the following capabilities:

•	Aggressive investment in system-level knowledge and whole product solution elements that allow us to solve difficult technology problems for our customers and enable our customers to rapidly deploy new technology;

•	Application of our diverse skill, know-how and technology to help our customers achieve maximum benefit from evolving technology standards relevant in the market;

•	Demonstrating the dependability and reliability of a broad-based, high-volume vendor with a long-term view.

We fabricate approximately 65% of our current semiconductor wafers using advanced complementary metal oxide silicon (CMOS) process technology in our own fabrication facility in Oregon. We complement our internal manufacturing with the use of foundry resources, primarily for processes we do not plan to support in our own fab. We assemble or package approximately 90% of our products externally utilizing several different vendor partners, with approximately 10% of our products assembled and packaged by our manufacturing facility in Penang, Malaysia where we also conduct product test operations. Shortly after the end of fiscal 2005, we announced the closure of our assembly and test facility in Manila, the Philippines. The assembly and test work performed at the Manila facility was both transferred to our assembly and test facility in Penang and to third party sub-subcontractors during the second fiscal quarter of 2006. These actions are a result of our continued focus on improving profitability. In addition, we added a testing facility in Singapore as a result of our merger with Integrated Circuit Systems (ICS) during the second quarter of fiscal 2006.

In September 2005, we completed our merger with ICS. The merger expands our ability to service the timing requirements of our customers and provides a platform for growth within the communications, computing and consumer markets by providing a larger portfolio of timing solutions and expertise for such customers. Prior to the close of our merger with ICS, ICS entered into a 10-year cross-licensing agreement with Freescale Semiconductor, Inc. (Freescale) and concurrently acquired an option to purchase key assets, including inventory, backlog and the exclusive future rights to sell all products in Freescale’s timing solution business under a master purchase agreement (Freescale Assets). Following the close of our merger with ICS, we exercised the option to purchase the Freescale Assets. Our acquisition of the Freescale Assets enables us to further expand our broad portfolio of leading, silicon-based communications timing solutions and to enhance our expertise in this area.

In fiscal 2005, we formed the IDT serial-switching division, created in part through the acquisition of ZettaCom, Inc. (ZettaCom) a privately held, fabless network communications integrated circuit (IC) company and its proprietary switch-fabric and traffic-manager solutions. We also completed a technology licensing agreement with Internet Machines Corporation (IMC) that resulted in the non-exclusive purchase of IMC’s PCI Express™ technology and the integration of a team of IMC design engineers who now form part of our serial-switching division. These transactions enabled us to accelerate our entry into the standards-based serial-switching market and strengthen our focus on PCI Express.

IDT was incorporated in California in 1980 and reincorporated in Delaware in 1987. The terms “the Company,” “IDT,” “our,” “us” and “we” refer to Integrated Device Technology, Inc. and its consolidated subsidiaries.

PRODUCTS AND MARKETS

We provide a broad portfolio of vital semiconductor solutions, including ICs focused on accelerating innovation in next-generation network equipment, computing and consumer applications. We serve equipment vendors by applying our advanced hardware, integrated software and memory technologies to create flexible, highly integrated products that enhance the functionality and processing of network services.

We operate in three business segments:

•	Networking

•	Timing

•	Standard Products and Other

During fiscal 2006, the Networking, Timing, and Standard Products and Other segments accounted for approximately 44%, 35% and 21%, respectively, of our total revenues of $527.8 million. In fiscal 2005 these segments accounted for approximately 59%, 12% and 29% of our total revenues of $390.6 million. In fiscal 2004 these segments accounted for approximately 60%, 9% and 31% of our total revenues of $345.4 million.

Networking Segment

This segment includes network search engines, switching solutions, flow-control management devices, FIFOs, multi-port products and integrated communications processors.

Network Search Engines (NSEs): We offer a family of NSEs based on the integration of ternary content addressable memory (TCAM) and high-performance logic. IDT NSEs support network processing units and application-specific integrated circuits (ASICs) or field-programmable gate arrays (FPGAs), and enable intelligent application management in next-generation networking equipment. We were the first to offer the industry’s highest-performance NSE operating up to 250 MHz, as well as the first vendor to introduce an NSE with an integrated LA-1 interface. Our NSE portfolio includes a family of custom devices, as well as families of NSEs with high-performance interfaces for ASICs, and glue-less interfaces to leading network processors, to accelerate packet classification and forwarding in core, metro and access networks.

Switching Solutions: We have been aggressively driving products and ecosystem development for our standards-based switching solutions, featuring Peripheral Component Interconnect (PCI) Express. Our PRECISE™ family of PCI Express switching solutions is aimed at high-performance server and storage applications. We offer customers a complete integrated hardware/software development kit that includes evaluation boards, software drivers and a graphical user interface that enables complete system configuration and optimization. In addition to PCI Express switching solutions, we offer a family of switch-fabric and traffic-manager solutions that incorporate standard interfaces such as system packet interface (SPI)-4.2 and common switch interface (CSIX), which lead to improved efficiencies for network equipment manufacturers and their customers. The high integration of these switch fabric and traffic managers allows for dramatically increased port densities and reduced power requirements, providing key operational benefits to service providers.

First-in/first-out (FIFOs) Memories: We develop products and technologies to help designers solve inter-chip communications problems such as rate matching, data buffering, bus matching and data-priority managing. We provide a large product portfolio with more than 350 synchronous, asynchronous and bi-directional FIFO offerings that address complex issues associated with high-performance networking applications, such as terabit routers, multi-service switching platforms, host bus adaptors and wireless base stations.

Flow-Control Management (FCM) Devices: As a leading provider of innovative semiconductor solutions, we continued to evolve our distinctive competencies in integrating advanced memory and logic architectures to create a new class of value-added semiconductor solutions called FCM devices. FCM products provide access and/or queuing for data streams between subsystems and explicitly assist with additional functions, such as policing, shaping, scheduling, or directing data. FCM devices have extensive impact in communications subsystem designs because they replace traditional methods of managing the flow of data within a system that were previously accomplished with multiple ASICs, FPGAs and external static random access memory (SRAM), dynamic random access memory (DRAM) or FIFOs. Our FCM portfolio consists of application-specific standard products (ASSPs) targeting the flexible networking and wireless infrastructure markets, and includes a family of packet-exchange products optimize for SPI, a statistics engine and a suite of Serial RapidIO-based, off-the-shelf switching devices suited for digital signal processors (DSP) clusters in wireless base stations and media gateways.

Multi-ports Memory Products: We offer the industry’s most comprehensive and highest-performance multi-port memory products available. Our portfolio consists of more than 150 types of asynchronous and synchronous dual-ports, tri-ports, four-ports and bank-switchable dual-ports. These devices are well-suited for wireless infrastructures, networking, storage, wireless handsets, high-speed image processing and multi-core computing, such as supercomputers.

Integrated Communications Processors: Our Interprise™ family of integrated communications processors consists of a range of processors and development tools. In addition, we partner with industry-leading software and hardware vendors to deliver system platforms to communications customers. The devices are based on the MIPS® instruction set architecture and serve communications market segments, such as Ethernet switches, enterprise gateways and wireless local area networks (LANs), as well as edge and access market areas, including fiber-to-the-home and wireless application protocols (WAPs). Our Interprise™ processors provide a combination of flexibility, performance and appropriate integration levels that enable customers to get to market quickly with cost-effective, flexible systems.

Timing Segment

Timing Solutions: We are a leading provider of timing solutions, offering a complete portfolio of products for clock generation, distribution, recovery and jitter attenuation to serve numerous computing, consumer, networking and communications applications.

PC Clocks: Our PC clocks offer a unique combination of features and high performance, enabling such cutting edge technologies such as PCI Express (Generation 1 and 2), as well as fully-buffered dual in-line memory modules (FB-DIMM). In addition, we also provide customized clock solutions, offering optimized feature sets to meet the needs of specific motherboards. IDT offers the industry’s largest portfolio of PC clock products for all generation of Intel, ATI Technologies, Via Technologies, Silicon Integrated Systems (SiS) Corp. and AMD motherboards.

Memory Interface Products: The broad range of our products for DIMMs is a direct result of our significant experience in timing, high-speed serial interface and logic technologies. Our advanced memory buffer devices are an emerging class of products that provide a high-speed, serial, point-to-point connection between the memory controller and modules on the channel of FB-DIMMs for server and workstation applications. Our double data rate (DDR) and DDR2 register and PLL chipset also meet the latest memory speed needs of server and workstation devices.

MicroClock Devices: Optimized for digital consumer applications, such as video game consoles, set-top boxes (cable satellite and internet protocol/digital subscriber line), digital TV and DVD recorders, IDT MicroClock products consist of both custom and off-the-shelf solutions. Products include programmable timing devices that address in-system programming and test, clock redundancy and I/O translation. By directly enhancing design flexibility, portability and reliability, these products also reduce inventory and test costs. Our other MicroClock products include: zero-delay buffers, clock synthesizers, voltage-controlled crystal oscillators and spread-spectrum clock generators.

NetCom Clocks: IDT NetCom clocks combine our communications timing solutions with timing products we acquired from ICS’ and Freescale’s timing solutions operation in the second quarter of fiscal 2006. Created for networking, communications (SONET/SDH), advanced computing (servers and workstations) and enterprise storage (SAN & NAS) applications, these products include high-performance and high-reliability frequency generation and clock distribution products enabling clock-tree development, clock synthesizers optimized for Freescale PowerQUICC™ processors, FemtoClocks™ ultra-low jitter clock sources, Stratum-compliant jitter attenuation and frequency translation PLLs, surface acoustic wave (SAW) PLL communications modules and voltage-controlled SAW oscillator modules.

Standard Products and Other Segment

Telecommunications Products: We offer a broad telecommunications semiconductor portfolio, including products for access and transport, TDM switching and voice processing. The IDT SuperJET™ family of J1/E1/T1 transceivers includes the industry’s first monolithic octal density device, to address next-generation universal line-card designs in communications applications. In addition, we provide best-in-class products for multiplexing and the widest selection of time slot interchange switches and programmable voice CODEC devices for high-volume applications. Our telecom products are used in a variety of communications applications, including multi-service aggregators and provisioning platforms, wireless base stations, enterprise routers and media gateways that are critical to enabling and accelerating the convergence of voice and data networks.

Digital Logic Products: We provide fast CMOS TTL-compatible, low-voltage CMOS, advanced low-voltage CMOS, and complex logic devices, including the industry’s broadest range of high-performance, 3.3-volt CMOS logic products. These products are developed for network switches and routers, wireless base stations, storage networks, servers and other applications.

SRAM Products: With over two decades of SRAM experience, we produce a broad line of high-speed, industry-standard SRAMs that are used in the communications market and in other markets. We offer a wide range of products from 16-Kbit to 18-Mbit densities in both synchronous and asynchronous architectures. We invented zero bus turnaround™ technology, which has become the communications SRAM standard, and co-developed the quad data rate™ architecture.

Military/Aerospace: Primarily through our Micro Networks subsidiary, we supply high-performance, high-reliability data conversion products (amplifiers, analog-to digital (A/D) and digital-to-analog (D/A) converters) and custom application specific integrated circuits (ASIC) and multi-chip modules (MCM) for weapons and flight control systems to the United States (U.S.) government and prime contractors. Additionally, we supply surface acoustic wave (SAW) filters, dispersive delay lines, pulse compression systems, compressive receiver subsystems and SAW switched filter banks for microwave radar and missile guidance systems to the U.S. government and prime contractors. We acquired Micro Networks in connection with our merger with ICS in the second quarter of fiscal 2006.

Video: The IDT Video product operation offers advanced mixed signal technology for video interfaces in digital video equipment. We provide high capability mixed signal interface products that complement the IDT consumer timing products found in the Micro clock group. Products include low voltage differential signaling (LVDS) display interface chips, high definition media interface (HDMI) receiver chips and triple-ADC (analog-to-digital converter) video samplers.

Sales Channels

We use a variety of sales channels, including a direct sales force, distributors, EMSs and independent sales representatives. A significant percentage of our sales, including sales to Cisco and other large OEM customers, are through EMSs and distributors. One distributor, Avnet, represented approximately 13%, 10% and 11% of our revenues for fiscal 2006, 2005 and 2004, respectively. In addition, one EMS, Solectron, represented approximately 9% of our revenues for fiscal 2006. In fiscal 2005 and 2004, sales to Celestica, an EMS, represented approximately 11% and 14% of our revenues, respectively

We employ a direct sales force that operates out of field sales offices located in the United States and abroad. We also utilize four primary distributors, Avnet, Arrow Electronics, Future Electronics and Nu Horizons, for sales in the United States. A significant percentage of our export sales are also made through global and regional distributors and EMSs in Europe, Asia Pacific and Japan.

During fiscal 2006, 2005 and 2004, sales outside of the Americas represented approximately 74%, 68%, and 71% respectively, of our total revenues.

Customers

We market our products on a worldwide basis primarily to OEMs in our three business segments. Many of our end-customer OEMs have outsourced their manufacturing to a concentrated group of global EMSs who then buy product directly from us on behalf of the OEM. EMSs have achieved greater autonomy in the design win, product qualification and product purchasing decisions, especially for commodity products. Furthermore, these EMSs have generally been centralizing their global procurement processes. This has had the effect of concentrating a significant percentage of our revenue with a small number of companies. Products in our Networking and Timing Products segments are targeted primarily to communications customers. Although products in our Standard Products and Other segment are general purpose in nature, the majority of our products in this segment are supplied to our communications customers. Customers often purchase products from more than one of our product families. We are dependent on a limited number of OEMs as our end-customers, and our future results depend significantly on the strategic relationships we have formed with them. No direct OEM customer accounted for 10% or more of our revenues in fiscal 2006, 2005 or 2004. However, when sales through all channels are considered, we estimate that end-customer sales to Cisco represented between 21-24% of our revenues in fiscal 2006, 2005 and 2004.

Manufacturing

In fiscal 2006, we manufactured products representing more than 65% of our revenue at our Hillsboro, Oregon wafer fabrication facility. This facility produces 200mm (8-inch) wafers from 0.6-micron down to 0.12-micron process technologies. We use multiple wafer foundries for the balance of our production. In fiscal 2007, we expect production at wafer foundries to represent approximately 50% of total revenues due to the inclusion of the ICS business for the full year.

We currently own and operate an assembly and test facility in Malaysia and operate a test facility in Singapore. Substantially all of our test operations are performed at these two facilities, as well as a portion of our assembly production. We also use subcontractors, principally in the Philippines, Korea and Indonesia to perform the majority of our assembly production.

Backlog

Our backlog (which we define as all confirmed, unshipped orders) as of April 2, 2006 was $87.0 million compared to $62.1 million as of April 3, 2005. The increase is primarily attributable to our merger with ICS. We offer products with limited or no second sources, as well as industry-standard products. Sales are generally made pursuant to purchase orders, which are frequently revised by customers as their requirements change. We have also entered into master purchase agreements, which do not require minimum purchase quantities, with many of our OEM and EMS customers. We schedule product deliveries on receipt of purchase orders under the related customer agreements. Generally, these purchase orders and customer agreements, especially those for standard products, also allow customers to reschedule delivery dates and cancel purchase orders without significant penalties. In general, orders, especially for industry standard products, are often made with very short lead times and may be canceled, rescheduled, repriced or otherwise revised prior to shipment. In addition, certain distributor orders are subject to price adjustments both before and after shipment. Finally, orders placed by distributors or by consignment customers may reflect those customers’ intent to adjust their inventory levels, rather than providing an indication of near-term revenue opportunities. For all these reasons, we do not believe that our order backlog is a reliable indicator of future revenues.

Research and Development

Our research and development efforts emphasize the development of proprietary and enhanced-performance products. We believe that a continued high level of investment in research and development is necessary to maintain our competitive position. We operate research and development centers in San Jose, California; Tempe, Arizona; Atlanta, Georgia; Warren, New Jersey; Worcester, Massachusetts, Ottawa, Canada, Shanghai, China and Singapore. Research and development expenses, as a percentage of revenues, were approximately 24%, 27%, and 29% in fiscal 2006, 2005 and 2004, respectively.

Our product development activities are focused on the design of integrated circuits that provide new features and enhanced performance primarily for communications, computing, and consumer applications.

Competition

The semiconductor industry is characterized by rapid technological advances, cyclical market patterns, price erosion and evolving industry standards. Many of our competitors have substantially greater technical, marketing, manufacturing or financial resources than we do. In addition, several foreign competitors receive financial assistance from their governments, which could give them a competitive advantage. We compete in different product areas to varying degrees on the basis of technical innovation and product performance, as well as product quality, availability and price. Products in our Standard Products and Other segment, excluding military and video products, can generally be characterized as commodity-type items and tend to be our most price-sensitive products.

Our competitive strategy is to differentiate our products through innovative configurations, proprietary features, high performance, and breadth of offerings. Price competition, introductions of new products by our competitors, delays in our own or our customers’ product introductions or other competitive factors could have a material adverse impact on our business and results of operations in the future.

Our Networking and Timing products compete with similar products offered by such companies as Cypress Semiconductor, Toshiba, NEC, Texas Instruments, Pericom Semiconductor, Infineon Technologies, NetLogic, Agere Systems, Zarlink Semiconductor, Exar, Intel, Motorola, PLX Technology, Renasas and Maxim Integrated Products.

In markets where we compete to sell standard and other products, market supply and pricing strategies of competitors significantly impact the price we receive for our products. Our competitors include U.S.-based companies such as Cypress, Integrated Silicon Solutions and Texas Instruments. International competitors include Samsung Electronics, Philips Electronics and various other companies based in Taiwan, Korea and elsewhere in Asia.

Intellectual Property and Licensing

We believe that our intellectual property is a key corporate asset, and we continue to invest in intellectual property protection. We also intend to continue our efforts to increase the breadth of our patent portfolio. There can be no assurance that any patents issued to us will not be challenged, invalidated or circumvented, that the rights granted there under will provide competitive advantages to us or that our efforts generally to protect our intellectual property rights will be successful.

In recent years, there has been a growing trend of companies resorting to litigation to protect their semiconductor technology from unauthorized use by others. In the past, we have been involved in patent litigation, which adversely impacted our operating results. Although we have obtained patent licenses from certain semiconductor manufacturers, we do not have licenses from a number of semiconductor manufacturers with broad patent portfolios and consequently, these semiconductor manufacturers may resort to litigation or other means in an effort to force us to obtain licenses to their patents. Our success will depend on our ability to obtain necessary intellectual property rights and protect our intellectual property rights. While we have filed patent applications, we cannot be certain that these applications will issue into patents or that we will be able to obtain the patent coverage and other intellectual property rights necessary to protect our technology. Further, we cannot be certain that once granted other parties will not contest our intellectual property rights.

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

Employees

As of April 2, 2006, we employed approximately 2,700 people worldwide, including approximately 1,000 in Malaysia. Our future success depends in part on our ability to attract and retain qualified personnel, particularly engineers, who are often in great demand. We have implemented policies enabling our employees to share in our success, including stock option, stock purchase and profit sharing programs, and incentive bonus plans for all exempt employees. We have never had a work stoppage related to labor issues. None of our employees is currently represented by a collective bargaining agreement, and we consider our employee relations to be good.

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

ITEM 1A. RISK FACTORS

Our operating results can fluctuate dramatically. Our operating results have fluctuated in the past and are likely to vary in the future. For example, we recorded a net loss of $81.7 million in fiscal 2006 after recording net income of $13.3 million and $6.4 million in fiscal 2005 and 2004, respectively. Fluctuations in operating results can result from a wide variety of factors, including:

•	The cyclicality of the semiconductor industry and industry-wide wafer processing capacity;

•	Difficulty in predicting customer product requirements;

•	Adverse financial conditions experienced by any of our large customers;

•	Changes in demand for our products and in the markets we and our customers serve;

•	The success and timing of new product and process technology announcements and introductions from us or our competitors;

•	Potential loss of market share among a concentrated group of customers;

•	Competitive pricing pressures;

•	Changes in the demand for and mix of products sold;

•	Production difficulties and interruptions caused by our complex manufacturing and logistics operations;

•	Difficulty in managing fixed costs of our manufacturing capability in the face of changes in demand;

•	Reduced control over our manufacturing and product delivery as a result of our increasing reliance on subcontractors;

•	Availability and costs of raw materials, and of foundry and other manufacturing services;

•	Unexpected changes in customer product requirement forecasts;

•	Costs associated with other events, such as intellectual property disputes, or other litigation; and

•	Political and economic conditions in various geographic areas.

Many of these factors also impact the recoverability of the carrying value of certain of our manufacturing, tax, goodwill, and other tangible and intangible assets. As business conditions change, future write-downs or abandonment of these assets may occur. For example, in Q1 2006 and Q4 2006, we recorded impairment charges of $1.7 million and $0.6 million, respectively, for our investment portfolio and intangibles related to our acquisition of Newave. In Q1 2005 and Q4 2005, we recorded impairment charges of $12.8 million and $0.7 million, respectively, for related to our investment in NetLogic and intangibles related to our acquisition of Newave.

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

In connection with our merger with ICS, we reviewed and modified our combined IDT and ICS distributor network. In Asia Pacific, in particular, we made changes to our distributors and the terms and conditions under which our distribution business is conducted. As a result of these changes, a higher percentage of our revenue in this region is now recognized at the time we sell product to our distributors. Consequently, we now have reduced visibility over both inventory levels at our distributors and end customer demand for our products. Further, the distributors have assumed more risk associated with changes in end demand for our products. Accordingly, significant changes in end demand in the semiconductor business in general, or for our products in particular, may be difficult for us to detect or otherwise measure, which could cause us to incorrectly forecast demand for our products. If we are not able to accurately forecast end demand for our products our business and financial results could be adversely affected.

A significant amount of our accounts receivable is concentrated with a relatively small number of our customers. As a result of our merger with ICS, we maintain significant relationships with distributors with whom we had no operating experience prior to the merger. For example, Maxtek and its affiliates represented 14% of our gross accounts receivable balance as of April 2, 2006. If any one or more of these global distributors were to file for bankruptcy or otherwise experience significantly adverse financial conditions, our business and financial results could be adversely impacted.

Demand for our products depends primarily on demand in the communications, personal computer (PC), and consumer markets. Our products consist primarily of timing and communications chips in the communications, PC, and consumer markets. Our strategy and resources will be directed at the development, production and marketing of products to these markets. To the extent we are unable to develop, produce and market our products on a timely basis ahead of competitive products or alternative products and at competitive prices, our products may not be selected by current and potential customers and demand for such products may decline. In addition, the markets for our products will depend on continued and growing demand for communications equipment, PCs and consumer electronics. These end-user markets may experience changes in demand that would adversely affect our business. To the extent demand for our products or markets for our products do not grow, our business could be adversely affected.

The majority of our products are incorporated into our customers’ systems in enterprise/carrier class network, wireless infrastructure, and access network applications. A smaller percentage of our products also serve in customers’ computer storage, computer-related, and other applications. The communications markets in which we sell these products have historically been characterized by rapid technological change and significant fluctuations in demand. Demand for a significant portion of our products, and therefore potential increases in revenue, depends upon growth in the communications market, particularly in the data networking and wireless telecommunications infrastructure markets and, to a lesser extent, the PC market. Any slowdown in the communications or PC market could materially adversely affect our operating results

A majority of the sales of ICS’ products depend largely on sales of PCs and peripherals for PCs. Following the merger with ICS, a significant portion of our sales continue to be in the PC market. The PC industry is subject to price competition, rapid technological change, evolving standards, short product life cycles and continuous erosion of average selling prices. Should the PC market decline or experience slower growth, then a decline in the order rate for our products could occur and sales could decline. A downturn in the communications or PC markets could also affect the financial health of some of our customers, which could affect our ability to collect outstanding accounts receivable from such customers.

Our results are dependent on the success of new products. The markets we serve are characterized by price competition, rapid technological change, evolving standards, short product life cycles and continuous erosion of average selling prices. Consequently, our future success will be highly dependent upon our ability to continually develop new products using the latest and most cost-effective technologies, introduce our products in commercial quantities to the marketplace ahead of the competition and have our products selected for inclusion in leading systems manufacturers’

products. In addition, new products and wafer processing technology will continue to require significant R&D expenditures. If we are unable to successfully develop, produce and market new products in a timely manner, to have our products available in commercial quantities ahead of competitive products or to have our products selected for inclusion in products of systems manufacturers and to sell them at gross margins comparable to or better than our current products, our future results of operations could be adversely impacted. In addition, our future revenue growth is also partially dependent on our ability to penetrate new markets, where we have limited experience and where competitors are already entrenched. Even if we are able to develop, produce and successfully market new products in a timely manner, such new products may not achieve market acceptance.

We are dependent on a concentrated group of customers for a significant part of our revenues. A large portion of our revenues depend on sales to a limited number of customers. If these relationships were to diminish, and if these customers were to develop their own solutions or adopt a competitor’s solution instead of buying our products, our results could be adversely affected. For example, any diminished relationship with Cisco or other key customers could adversely affect our results. While we historically have made few sales to Cisco directly, when all channels of distribution are considered, including sales of product to electronic manufacturing service providers (“EMS”) customers, we estimate that Cisco represented between 21-24% of our total revenues in fiscal 2006. As a result of the ICS merger, our Cisco business has become a smaller percentage of our total revenues, but Cisco still represents our largest customer.

Many of our end-customer OEMs have outsourced their manufacturing to a concentrated group of global EMSs who then buy product directly from us on behalf of the OEM. EMSs have achieved greater autonomy in the design win, product qualification and product purchasing decisions, especially for commodity products. Furthermore, these EMSs have generally been centralizing their global procurement processes. This has had the effect of concentrating a significant percentage of our revenue with a small number of companies. For example, one EMS, Solectron, accounted for approximately 9% of our fiscal 2006 revenues and represented 12% of our accounts receivable as of April 2, 2006. Competition for the business of these EMSs is intense and there is no assurance we can remain competitive and retain our existing market share with these customers. If these companies were to allocate a higher share of commodity or second-source business to our competitors instead of buying our products, our results would be adversely affected. Furthermore, as EMSs have represented a growing percentage of our overall business, our concentration of credit and other business risks with these customers has increased. Competition among global EMSs is intense as they operate on extremely thin margins. Overall, the financial condition of EMSs, on average, declined significantly during the industry downturn in fiscal 2001- 2002. If any one or more of these global EMSs were to file for bankruptcy or otherwise experience significantly adverse financial conditions, our business would be adversely impacted as well.

Finally, we utilize a relatively small number of global and regional distributors around the world, who buy product directly from us on behalf of their customers. For example, one distributor, Avnet, represented approximately 13% of our revenues for fiscal 2006 and represented 7% of our accounts receivable as of April 2, 2006. If our business relationships were to diminish or any one or more of these global distributors were to file for bankruptcy or otherwise experience significantly adverse financial conditions, our business could be adversely impacted. Because we will be dependent upon continued revenue from a small group of OEM end customers, EMSs and global and regional distributors, any material delay, cancellation or reduction of orders from or loss of these or other major customers could cause our sales to decline significantly, and we may not be able to reduce the accompanying expenses at the same rate.

Our product manufacturing operations are complex and subject to interruption. From time to time, we have experienced production difficulties, including reduced manufacturing yields or products that do not meet our or our customers’ specifications that have caused delivery delays, quality problems and lost revenue opportunities. While delivery delays have been infrequent and generally short in duration, we could experience manufacturing problems, capacity constraints and/or product delivery delays in the future as a result of, among other things, the complexity of our manufacturing processes, changes to our process technologies (including transfers to other facilities and die size reduction efforts), and difficulties in ramping production and installing new equipment at our facilities.

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

Much of our manufacturing capability is relatively fixed in nature. Much of our manufacturing cost structure remains fixed in nature and large and rapid swings in demand for our products can make it difficult to efficiently utilize this capacity on a consistent basis. Significant reductions in demand for our products, as we have most recently experienced in fiscal 2002-2003, will result in material under utilization of our manufacturing facilities while sudden upturns could leave us short of capacity and unable to capitalize on incremental revenue opportunities. These swings and the resulting under utilization of our manufacturing capacity or inability to procure sufficient capacity to meet end customer demand for our products will cause material fluctuations in the gross margins we report, and could have a material adverse affect thereon.

We build most of our products based on estimated demand forecasts. Demand for our products can change rapidly and without advance notice. Demand can also be affected by changes in our customers’ levels of inventory and differences in the timing and pattern of orders from their end customers. If demand forecasts are inaccurate or change suddenly, we may me be left with large amounts of unsold products, may not be able to efficiently utilize our existing manufacturing capacity or make optimal investment and other business decisions. As a result, we may end up with excess and obsolete inventory or we may be unable to meet customer short-term demands, either of which could have an adverse impact on our operating results.

We are increasingly reliant upon subcontractors. We utilize subcontractors for the majority of our assembly requirements (typically at higher costs than at our internal assembly and test operations) and use of subcontractors has increased with the closure of our test and assembly facility in Manila, the Philippines in fiscal Q2 2006 and the addition of ICS. We also have depended on third-party outside foundries for the manufacture of silicon wafers. Our increased reliance on subcontractors and third party foundries for our current products increases certain risks because we will have less control over manufacturing quality and delivery schedules, maintenance of sufficient capacity to meet our orders and generally, maintaining the manufacturing processes we require. We expect our use of subcontractors and third-party foundries to increase. Due to production lead times and potential subcontractor capacity constraints, any failure on our part to adequately forecast the mix of product demand and resulting foundry and subcontractor requirements could adversely affect our operating results. In addition, we cannot be certain that these foundries and subcontractors will continue to manufacture, assemble, package, and test products for us on acceptable economic and quality terms or at all and it may be difficult for us to find alternatives if they do not do so.

We are dependent on a limited number of suppliers. Our manufacturing operations depend upon obtaining adequate raw materials on a timely basis. The number of vendors of certain raw materials, such as silicon wafers, ultra-pure metals and certain chemicals and gases needed for our products, is very limited. In addition, certain packages for our products require long lead times and are available from only a few suppliers. From time to time, vendors have extended lead times or limited supply to us due to capacity constraints. Our results of operations would be materially adversely affected if we were unable to obtain adequate supplies of raw materials in a timely manner or if there were significant increases in the costs of raw materials, or if foundry or back-end subcontractor capacity was not available, or was only available at uncompetitive prices.

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

We have limited experience with government contracting, which entails differentiated business risks. Currently, certain of our subsidiaries derive revenue from contracts and subcontracts with agencies of, or prime contractors to, the U.S. government, including U.S. military agencies. Although former employees of ICS who work for us have experience contracting with agencies of the U.S. government, historically we have not contracted with agencies of the U.S. government. As a company engaged, in part, in supplying defense-related equipment to U.S. government agencies, we are subject to certain business risks that are peculiar to companies that contract with U.S. government agencies. These risks include the ability of the U.S. government unilaterally to:

•	Terminate contracts at its convenience;

•	Terminate, modify or reduce the value of existing contracts, if its budgetary constraints or needs change;

•	Cancel multi-year contracts and related orders, if funds become unavailable;

•	Adjust contract costs and fees on the basis of audits performed by U.S. government agencies;

•	Control and potentially prohibit the export of our products;

•	Require that the company continue to supply products despite the expiration of a contract under certain circumstances; and

•	Suspend us from receiving new contracts pending resolution of any alleged violations of procurement laws or regulations.

In addition, because we have defense industry contracts that are sold both within and outside of the United States, we are subject to the following risks in connection with government contracts:

•	The need to bid on programs prior to completing the necessary design, which may result in unforeseen technological difficulties and/or cost overruns;

•	The difficulty in forecasting long-term costs and schedules and the potential obsolescence of products related to long-term fixed price contracts; and

•	The need to transfer and obtain security clearances and export licenses, as appropriate.

Intellectual property claims could adversely affect our business and operations. The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights, which has resulted in significant and often protracted and expensive litigation. We have been involved in patent litigation in the past, which adversely affected our operating results. Although we have obtained patent licenses from certain semiconductor manufacturers, we do not have licenses from a number of semiconductor manufacturers that have broad patent portfolios. Claims alleging infringement of intellectual property rights have been asserted against us in the past and could be asserted against us in the future. These claims could result in our having to discontinue the use of certain processes; cease the manufacture, use and sale of infringing products; incur significant litigation costs and damages; and develop non-infringing technology. We might not be able to obtain such licenses on acceptable terms or to develop non-infringing technology. Further, the failure to renew or renegotiate existing licenses on favorable terms, or the inability to obtain a key license, could materially adversely affect our business.

International operations add increased volatility to our operating results. A growing and now substantial percentage of our revenues are derived from international sales, as summarized below:

(percentage of total revenues)	Fiscal 2006	Fiscal 2005	Fiscal 2004
Americas	26%	32%	29%
Asia Pacific	49%	37%	39%
Japan	13%	14%	16%
Europe	12%	17%	16%

Total	100%	100%	100%

In addition, our test and assembly facilities in Malaysia and Singapore, our design centers in Canada, China and Australia, and our foreign sales offices incur payroll, facility and other expenses in local currencies. Accordingly, movements in foreign currency exchange rates can impact our revenues and costs of goods sold, as well as both pricing and demand for our products.

Our offshore sites and export sales are also subject to risks associated with foreign operations, including:

•	political instability and acts of war or terrorism, which could disrupt our manufacturing and logistical activities;

•	regulations regarding use of local employees and suppliers;

•	currency controls and fluctuations, devaluation of foreign currencies, hard currency shortages and exchange rate fluctuations;

•	changes in local economic conditions;

•	governmental regulation of taxation of our earnings and those of our personnel; and

•	changes in tax laws, import and export controls, tariffs and freight rates.

Contract pricing for raw materials and equipment used in the fabrication and assembly processes, as well as for foundry and subcontract assembly services, can also be impacted by currency controls, exchange rate fluctuations and currency devaluations. We sometimes hedge currency risk for currencies that are highly liquid and freely quoted but may not enter into hedge contracts for currencies with limited trading volume.

Finally, in support of our international operations, a portion of our cash and investment portfolio accumulates offshore. At April 2, 2006, we had cash and investments of approximately $89.8 million invested overseas in accounts belonging to various IDT foreign operating entities. While these amounts are primarily invested in US dollars, a portion is held in foreign currencies, and all offshore balances are exposed to local political, banking, currency control and other risks. In addition, these amounts may be subject to tax and other restrictions, if repatriated.

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

We are exposed to potential impairment charges on investments. From time to time, we have made strategic investments in other companies, both public and private. If the companies that we invest in are unable to execute their plans and succeed in their respective markets, we may not benefit from such investments, and we could potentially lose the amounts we invest. In addition, we evaluate our investment portfolio on a regular basis to determine if impairments have occurred. Impairment charges could have a material impact on our results of operations in any period. For example, in Q1 2006, we recorded impairment charges of $1.7 million for our investment portfolio. In addition, in Q1 2005 we recorded impairment charges $12.8 million for our investment in NetLogic.

Our common stock has experienced substantial price volatility. Such volatility may occur in the future, particularly as a result of quarter-to-quarter variations in our actual or anticipated financial results, those of other semiconductor companies or our customers. Stock price volatility may also result from product announcements by us or our competitors, or from changes in perceptions about the various types of products we manufacture and sell. In addition, our stock price may fluctuate due to price and volume fluctuations in the stock market, especially in the technology sector.

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

We are dependent on key personnel. Our performance is substantially dependent on the performance of our executive officers and key employees. The loss of the services of any of our executive officers, technical personnel or other key employees could adversely affect our business. In addition, our future success depends on our ability to successfully compete with other technology firms in attracting and retaining key technical and management personnel. If we are unable to identify, hire and retain highly qualified technical and managerial personnel, our business could be harmed.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We own and operate a wafer fabrication facility in Hillsboro, Oregon (245,000 square feet). We own and operate an assembly and test facility in Malaysia (145,000 square feet) and operate a test facility in Singapore (24,000 square feet). Our Malaysian facility is subject to ground leases and our Singapore facility is subject to a leased space arrangement. For more information on our production facilities, please refer to Item 1, “Manufacturing,” in this Report.

Our corporate headquarters, and various administrative, engineering and support functions are located in San Jose, California. We own and occupy approximately 263,000 square feet of space at our San Jose headquarters. In August 2005, we completed the consolidation of our northern California operations to our San Jose facility. We also lease various facilities throughout the world for research and development and sales and marketing functions, including design centers in the United States, Australia, Canada and China.

ITEM 3. LEGAL PROCEEDINGS

From time to time we may be involved in litigation relating to claims arising out of our operations. We are not currently involved in any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES ON EQUITY SECURITIES

Price Range of Common Stock

Our Common Stock is traded on the NASDAQ National Market under the symbol IDTI. The following table shows the high and low closing sales prices for our Common Stock as reported by the NASDAQ National Market for the fiscal periods indicated:

	High	Low
Fiscal 2006
First Quarter	$12.98	$10.60
Second Quarter	11.70	10.16
Third Quarter	13.19	9.32
Fourth Quarter	15.52	13.41

Fiscal 2005
First Quarter	$16.74	$12.15
Second Quarter	13.84	9.35
Third Quarter	12.93	9.23
Fourth Quarter	13.16	9.90

Shareholders

As of May 28, 2006, there were approximately 872 record holders of our Common Stock. A substantial majority of our shares are held by brokers and other institutions on behalf of individual stockholders.

Dividends

We have never paid cash dividends on our Common Stock. We currently plan to retain any future earnings for use in our business and do not currently anticipate paying cash dividends in the foreseeable future.

Issuer Purchases of Equity Securities

The following table sets forth information with respect to repurchases of our common stock during the fourth quarter of fiscal 2006:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Approximate total dollar value of shares that may yet be purchased under the program (1)
January 2, 2006 – January 29, 2006	—	—	—	—
January 30, 2006 – February 26, 2006	2,984,400	$14.36	2,984,400	$0
February 27, 2006 – April 2, 2006	—	—	—	—

Total	2,984,400	$14.36	2,984,400	$0

(1)	In October 2005, our board of directors approved a $25 million expansion of the previously authorized share repurchase program, for a total repurchase program of $75 million. During Q4 2006 this share repurchase program was completed.

ITEM 6. SELECTED FINANCIAL DATA

The data set forth below are qualified in their entirety by reference to, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes thereto included in this Annual Report on Form 10-K.

Statements of Operations Data

(in thousands, except per share data)	Fiscal Year Ended
	April 2, 2006 (1)	April 3, 2005 (2)	March 28, 2004 (3)	March 30, 2003 (4)	March 31, 2002 (5)
Revenues	$527,778	$390,640	$345,443	$343,878	$379,817
Restructuring, asset impairment and other	3,368	1,380	—	115,370	24,742
Research and development expenses	127,591	103,729	98,535	129,108	129,146
Gains (losses) on investments, net	(1,705)	(12,831)	3,151	(6,557)	36,160
Net income (loss)	(81,708)	13,333	6,396	(277,896)	(46,192)
Basic net income (loss) per share	$(0.52)	$0.13	$0.06	$(2.68)	$(0.44)
Diluted net income (loss) per share	(0.52)	0.12	0.06	(2.68)	(0.44)
Shares used in computing net income (loss) per share:
Basic	157,345	105,825	104,607	103,520	104,560
Diluted	157,345	108,204	108,526	103,520	104,560

Balance Sheets and Other Data

(in thousands, except employee data)	April 2, 2006	April 3, 2005	March 28, 2004	March 30, 2003	March 31, 2002
Cash, cash equivalents and investments (6)	$295,973	$581,233	$608,214	$552,722	$668,904
Total assets	2,037,691	910,829	905,553	881,312	1,225,819
Other long-term obligations	31,854	10,890	15,651	23,775	51,221
Stockholders’ equity	$1,858,199	$787,116	$784,224	$758,692	$1,054,709
Number of employees	2,700	2,955	3,150	3,090	3,690

(1)	Includes amortization of intangible assets, primarily as a result of the Company’s merger with ICS and purchase of Freescale Assets in September 2005, of $126.9 million, of which $77.7 million, $0.5 million, and $48.7 million were classified as cost of revenues, R&D and SG&A, respectively. The Company also recorded restructuring and asset impairment charges of $10.4 million, of which $4.2 million, $3.1 million, and $3.1 million were classified as cost of revenues, R&D and SG&A, respectively. In addition, the Company recorded a $0.6 million impairment of certain intangible assets related to Newave and credits to restructuring and asset impairment charges resulting from the sale of previously impaired equipment from its Salinas facility of $0.8 million.
(2)	Includes restructuring charges of $6.9 million of which $3.2 million, $1.4 million, and $2.3 million were classified as cost of revenues, R&D and SG&A respectively. The Company also recorded a $0.7 million impairment of existing technology related to Newave. In addition, the Company recorded credits to asset impairment related to the sale of land and equipment from its Salinas facility of $2.5 million.
(3)	Includes restructuring charges of $1.5 million of which $0.5 million and $1.0 million were classified as R&D and SG&A respectively.
(4)	Includes restructuring and asset impairment charges of $127.2 million of which $115.4 million, $9.4 million and $2.4 million were classified as cost of revenues, R&D and SG&A respectively. The Company also recorded a valuation allowance against 100% of its net deferred tax assets in 2003.
(5)	Includes restructuring and asset impairment charges of $26.0 million of which $24.7 million, $0.6 million and $0.7 million were classified as cost of revenues, R&D and SG&A respectively.
(6)	Cash, cash equivalents and investments exclude equity investments not classified as available for sale.

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

We believe that the following accounting policies are “critical” as defined by the Securities and Exchange Commission, in that they are both highly important to the portrayal of our financial condition and results, and require significant management judgment and assumptions about matters that are inherently uncertain or subjective. We also have other important policies, including those related to revenue recognition and concentration of credit risk. However, these policies do not meet the definition of critical accounting policies because they do not generally require us to make estimates or judgments that are significant, difficult or subjective. These policies are discussed in the Notes to the Consolidated Financial Statements.

Income Taxes. We account for income taxes under an asset and liability approach that requires the expected future tax consequences of temporary differences between book and tax bases of assets and liabilities be recognized as deferred tax assets and liabilities. Generally accepted accounting principles require us to evaluate the realizability of our net deferred tax assets on an ongoing basis. A valuation allowance is recorded to reduce the net deferred tax assets to an amount that will more likely than not be realized. Accordingly, we consider various tax planning strategies, forecasts of future taxable income and our most recent operating results in assessing the need for a valuation allowance. In the consideration of the realizability of net deferred tax assets, recent results must be given substantially more weight than any projections of future profitability. In the fourth quarter of fiscal 2003, we determined that, under applicable accounting principles, it was more likely than not that we would not realize any value for any of our net deferred tax assets. Accordingly, we established a valuation allowance equal to 100% of the amount of these assets. Our assumptions regarding the ultimate realization of these assets remained unchanged in fiscal 2006 and 2005 and accordingly, we continue to maintain a valuation allowance equal to 100% of the amount of these assets.

In addition, we record liabilities related to income tax contingencies. Determining these liabilities requires us to make significant estimates of, and judgments regarding whether, and the extent to which, additional taxes will be due based on potential tax audit issues in the U.S. and other tax jurisdictions throughout the world. Our estimates are based on the outcomes of previous audits as well as the precedents set in tax cases which include similar tax positions to those taken by the Company. If we later determine that our exposure is lower or that the liability is not sufficient to cover our revised expectations, we will adjust the liability and affect a related change in our tax provision during the period in which we make such determination.

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

Valuation of Long-Lived Assets and Goodwill. We own and operate our own manufacturing facilities, as described in Part I of this Annual Report, and have also acquired certain businesses and product portfolios in recent years. As a result we have significant property, plant and equipment, goodwill and other intangible assets. We evaluate these items for impairment on an annual basis, or earlier, if events or changes in circumstances indicate that carrying values may not be recoverable. Triggering events for impairment reviews may include adverse industry or economic trends, significant restructuring actions, lowered projections of profitability, or a sustained decline in our market capitalization. Evaluations of possible impairment and, if applicable, adjustments to carrying values, require us to estimate, among other factors, future cash flows, useful lives and fair market values of our reporting units and assets. Actual results may vary from our expectations. We recorded intangible asset impairment charges of $0.6 million, $0.7 million, and $0 in fiscal 2006, 2005 and 2004, respectively.

We performed our annual goodwill impairment reviews during the fourth quarters of fiscal 2006, 2005, and 2004. These reviews found no impairment. Under our accounting policy we will continue to perform an annual review in the fourth quarter of each future fiscal year, or more often if indicators of impairment exist. Our annual reviews consider estimates of the fair value of our reporting units and may include analyses of projected discounted cash flows using our estimates of future revenues and expenses over a multi-year horizon. As of April 2, 2006, our assets included $1.0 billion in goodwill related to our acquisitions of ICS, ZettaCom, Newave and Solidum. As of April 3, 2005, our assets included $55.6 million in goodwill.

Overview

During fiscal 2006, we have made significant improvements towards achieving our operating targets. Our restructuring actions have improved our fixed cost structure for manufacturing, reduced our facilities costs, and lowered the costs of a variety of our production and administrative activities. Following our merger with ICS, we have a greater diversity of products and enhanced research and development capability which allow us to pursue broader market opportunities. We also expect to realize significant economies of scale in manufacturing through better factory utilization and improved purchasing leverage.

In addition, during fiscal 2006, we began to realize the benefits of our investments in key new product areas such as NSEs, FB-DIMMs, serial switching products, and timing solutions for the communications and computing markets. We expect these products to drive significant revenue growth in the coming fiscal year.

Results of Operations

Revenues (fiscal 2006 compared to fiscal 2005). Our revenues for fiscal 2006 were $527.8 million, an increase of $137.1 million or 35.1% compared to the previous year. This increase was primarily due to the inclusion of the ICS revenues for the periods subsequent to the close of the merger. Overall, average selling prices (ASPs) per unit for our products decreased during fiscal 2006 as products acquired through our merger with ICS historically carry overall lower ASPs than the our historic IDT products. Units sold increased significantly as a result of the ICS merger.

Revenues for our Networking segment (which includes network search engines, switching solutions, flow-control management devices, FIFOs, multi-port products, and integrated communications processors) increased by $1.9 million or 0.8%. Revenues for our Timing segment (which includes clock management, DIMM support and other timing solution products) increased by $136.2 million or 292.7% driven primarily by revenues from the ICS acquisition. Revenues for our Standard Products and Other segment (which includes high-speed SRAM, military applications, digital logic, telecommunications and video products) decreased by $1.0 million or 0.9%. Units sold increased significantly in the Timing segment as the majority of the ICS products have been included in this segment post-merger, while units sold decreased slightly in our Networking segment and units sold in our Standard Products and Other segment decreased significantly primarily in our digital logic and SRAM commodity businesses. As a result of favorable shifts in product mix, ASPs increased for the year within our Networking segment, while ASPs in both of our other segments decreased during the year.

During fiscal 2006, the Asia Pacific region (“APAC”) increased significantly as a percentage of our worldwide revenues, representing 48.7% due primarily to the concentration of EMSs in the region which assemble our end customer platforms and the strength of the ICS business in the region. The Americas, Japan, and Europe represented 25.9%, 13.5%, and 11.9%, respectively of worldwide revenues in fiscal 2006.

Revenues (recent trends and outlook). Due to the impact of a full year of revenues following our merger with ICS, along with the expected ramp of new and existing products, we currently expect revenues to increase significantly in fiscal 2007.

Revenues (fiscal 2005 compared to fiscal 2004). Our revenues for fiscal 2005 were $390.6 million, an increase of $45.2 million or 13.1% compared to the previous year. Overall average selling prices (ASPs) per unit for our products increased by 15.8% during fiscal 2005 as a result of favorable changes in the mix of products sold and better pricing for SRAM products during a portion of the year. This increase was partially offset by a decrease in overall units sold from 215.1 million units in fiscal 2004 to 210.3 million units in fiscal 2005, which we believe is attributable to efforts by our customers to realign their inventory levels after the pace of market recovery last year was more modest than many originally expected.

Revenues for our Networking segment increased significantly during fiscal 2005 primarily as a result of strength in the NSE business. Revenues for the Timing segment increased moderately while revenues in the Standard Products and Other segment increased during fiscal 2005.

During fiscal 2005, we experienced growth in each of the regions throughout the world with the Americas leading the increase, up 24.9%. Revenues in Europe, APAC, and Japan also increased by 15.8%, 7.5%, and 2.6%, respectively, in fiscal 2005 as compared to fiscal 2004. As a percentage of our worldwide revenues, the APAC region represented the largest percentage at 37.2% due primarily to the concentration of EMSs in the region which assemble our end customer platforms.

Gross profit (fiscal 2006 compared to fiscal 2005). Gross profit for fiscal 2006 was $177.6 million, a decrease of $17.9 million compared to the $195.5 million recorded in fiscal 2005. Gross margin for fiscal 2006 was 33.6% compared to 50.0% for fiscal 2005. The decrease in our gross profit is primarily attributable to costs related to our merger with ICS and acquisition of Freescale Assets, including $77.7 million of intangible asset amortization and the incremental cost related to the sale of acquired inventory, valued at fair market value less an estimated selling cost. In addition, we recorded impairments and charges related to our restructuring actions totaling $3.4 million. Offsetting effects primarily relate to a significant increase in revenues, sales of units with higher standard margins from acquired businesses, including ICS, and improved utilization of internal manufacturing capacity, including the closure of our production facility in the Philippines. Our gross profit also benefited from our spending improvements related to restructuring measures, including a reduction-in-force of employees and the consolidation of six facilities into a single corporate headquarters. In addition, we estimate that gross profit benefited in fiscal 2006 by approximately $1.3 million related to the sale of product previously written down and that gross profit in fiscal 2005 was lower by $0.7 million as a result of additional excess or obsolete reserves.

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

Restructuring and Impairment. In fiscal years 2006 and 2005, as part of an effort to streamline operations and increase profitability, we implemented reductions-in-force that impacted many of our operations, including our northern California and Oregon operations, our assembly and test facility in the Philippines and our design center in Australia.

Restructuring Actions

In Q4 2006, we initiated a reduction-in-force, primarily affecting our manufacturing workforce in Oregon, in an effort to streamline operations and improve profitability. This action resulted in the reduction of approximately 35 employees. We recorded $0.8 million in Q4 2006, which was equivalent to the portion guaranteed each employee by policy, in accordance with Statement of Financial Accounting Standards No. 112, Employers’ Accounting for Postemployment Benefits. These charges were recorded as cost of revenues.

In Q2 2006, we completed the consolidation of our northern California operations to our San Jose headquarters and exited leased facilities in Salinas and Santa Clara. Upon exiting these leases we recorded lease impairment charges of approximately $6.5 million, which represents the future rental payments under the leases, reduced by an estimate of sublease income, discounted to present value using an interest rate applicable to the Company. We also wrote-off certain leasehold improvements and assets no longer in use of approximately $0.6 million. These charges were recorded as cost of revenues of $2.6 million, R&D of $2.1 million, and SG&A of $2.4 million. As of April 2, 2006, approximately $1.2 million of these lease payments have been made.

In Q1 2006, we announced our plans to consolidate our assembly and test operations and outsource a portion of our assembly operations. Under the plan, we closed our assembly and test facility in the Philippines, which affected approximately 750 employees. These employees were paid a severance component equivalent to that required by the Philippine labor code and an additional amount based upon the number of years of service to the Company. These charges were recorded as cost of revenues of $2.3 million. The restructuring action was completed Q3 2006. The facility’s surrounding land and equipment was classified as held for sale in Q3 2006. In Q1 2006, we also incurred $0.4 million in restructuring charges, which primarily consisted of severance and related termination benefits within our sales organization, as well as exit costs related to our lease facility in France.

In fiscal 2005, we implemented a reduction-in-force, which resulted in the reduction of approximately 184 employees across all aspects of our operations. We recorded restructuring charges of $6.9 million, which primarily consisted of severance and related termination benefits. The charges were recorded as cost of revenues of $3.2 million and operating expenses of $3.7 million. Through April 2, 2006, approximately $6.3 million has been paid. The remaining severance and termination benefits related to these activities are scheduled to be paid in Q1 2007.

As part of the announced plan for the January 2005 reductions-in-force, a portion of the employees remained with the Company over a retention period. We recorded cumulative retention costs of $2.5 million through April 2, 2006, of which $1.6 million and $0.9 million were recorded in fiscal 2006 and 2005, respectively. During Q3 2006, in conjunction with the merger with ICS, the Company extended the retention period for certain employees involved with integration activities. We anticipate recording an additional $0.1 million of retention costs related to these activities in Q1 2007 and to substantially complete the restructuring activity at the end of Q1 2007.

Restructuring Actions in Connection with the ICS Merger

In Q2 2006, we recorded restructuring charges of approximately $0.5 million related to severance costs for IDT employees who were terminated in conjunction with our merger with ICS. This action resulted in the reduction of six employees from our sales and manufacturing organizations. These amounts were recorded as $0.3 million as cost of revenues and SG&A of $0.2 million. All amounts related to this action were paid in fiscal 2006.

In Q3 2006, we announced our plan to close our design center in Sydney, Australia, due to overlapping projects and teams acquired in conjunction with the merger with ICS. The closure resulted in a reduction-in-force of approximately 15 R&D employees. In Q3 2006, we recorded approximately $0.7 million of severance costs related to these employees. Retention costs, which will be earned by employees through the planned closure date in May 2006, will be expensed as incurred. In Q4 2006, we paid $0.4 million of severance costs related to these activities and expect to substantially complete the closure in Q1 2007.

Sale of Previously Impaired Assets

During fiscal 2006, we sold equipment from our Salinas wafer fabrication facility, which had been previously impaired as part of the fiscal 2002 impairment charges. As the proceeds from these sales exceeded the impaired value of the assets, we recorded a credit to Restructuring and Impairment of approximately $0.8 million and $2.5 million in fiscal 2006 and 2005, respectively. There were no such proceeds in fiscal 2004.

Intangible Impairment

During Q4 2006, we determined that certain intangible assets related to our acquisition of Newave had become impaired as the tradename is no longer utilized in our marketing strategy. As such, we recorded a charge of $0.6 million to SG&A expense, to write-off the remaining value of the intangible asset.

Anticipated annual savings for fiscal 2007 as a result of restructuring actions taken in fiscal 2006 are as follows:

(in millions)	COGS	R&D	SG&A	TOTAL
Compensation related	$4.6	$1.2	$2.8	$8.6
Facilities	8.6	4.9	3.3	16.8
Other	0.3	1.1	6.6	8.0

Total	$13.5	$7.2	12.7	$33.4

The above table includes anticipated savings from restructuring actions initiated in fiscal 2005 and 2006, as well as the anticipated savings resulting from headcount-related synergies following our merger with ICS. The above table does not include the offsetting costs of retention and severance for those employees who were affected by our reductions-in-force.

Operating Expenses

Operating expenses for fiscal 2006 includes the results of ICS beginning September 17, 2005. The following table presents our operating expenses for fiscal years 2006, 2005 and 2004, respectively (in thousands):

	April 2, 2006	% of Net Revenues	April 3, 2005	% of Net Revenues	March 28, 20004	% of Net Revenues
Research and Development	$127,591	24.2%	$103,729	26.6%	$98,535	28.5%
Selling, General and Administrative	$142,518	27.0%	$76,016	19.5%	$72,409	21.0%

Research and development. Research and Development (R&D) expenses increased $23.9 million, or 23.0%, to $127.6 million in fiscal 2006 compared to fiscal 2005. The increases were primarily due to employee-related expenses, which increased $9.8 million as a result of our merger with ICS, along with severance costs recorded in connection with the closure of our design center in Australia and other reductions-in-force, partially offset by cost savings associated with our restructuring activities. In addition, indirect materials and equipment expenses increased $6.9 million and $4.3 million, respectively, due to higher product development activity as a result of our merger with ICS. Outside services also increased $2.8 million due to increased costs associated with the integration of ICS and the services in conjunction with the exit of our facility in Santa Clara. Finally, we recorded lease impairment charges of $2.5 million, primarily associated with the consolidation of our northern California operations into our San Jose headquarters in Q2 2006 and a change in sublease assumptions for our former Salinas facility in Q4 2006, related to ongoing lease obligations. These increases in expenses were partially offset by decreases in allocations of manufacturing costs to R&D activities of $5.3 million, due primarily to the closure of our assembly and test facility in the Philippines.

R&D expenses increased by $5.2 million, or 5.3%, to $103.7 million in fiscal 2005 compared to fiscal 2004. The increase was primarily attributable to an increase in labor related spending of $7.1 million mainly from increased headcount and retention costs incurred in connection with the ZettaCom acquisition during fiscal 2005 and performance-related personnel costs in connection with the improved financial results. Allocations of manufacturing costs to R&D activities increased by $1.0 million, reflecting a higher proportional usage of manufacturing infrastructure by R&D. Partially offsetting these amounts was a sales tax refund allocation of $1.4 million related to equipment purchases in previous fiscal years explained above in the gross margin discussion. In addition, deferred compensation expense in connection with our acquisition of Newave was lower by $0.9 million as a result of the completion of the vesting provisions of arrangements with certain key Newave employees. Finally, product development related expenses including photomask decreased compared to the prior year.

In fiscal 2007, we anticipate that our new product development efforts will be focused in the following areas: networking and switching products such as our network search engines (incorporating content-addressable memory or CAM technology); flow control management devices, such as and multi-ported specialty memory products; and timing and clock products for communications and computing applications. In addition, we expect significant product development efforts in our newly formed Serial Switching Division, including switch fabric and traffic management technologies.

We expect R&D spending in fiscal 2007 to increase significantly compared to fiscal 2006, primarily attributable to the impact of a full year of a larger R&D organization following our merger with ICS and stock-based compensation as a result of the adoption of SFAS 123R.

Selling, general and administrative. Selling, General and Administrative (SG&A) expenses increased $66.5 million, or 87.5% to $142.5 million in fiscal 2006 compared to fiscal 2005. The increase was primarily due to the amortization of intangible assets, which increased $48.7 million as a result of our merger with ICS and the purchase of Freescale Assets in Q2 2006. In addition, our employee related expenses increased $6.2 million, as a result of our merger with ICS and severance charges resulting from reductions-in-force, partially offset by cost savings associated with our restructuring activities. Sales representative commissions also increased $5.9 million primarily as a result of increased revenue following our merger with ICS. Outside services increased $1.8 million due to costs associated with our merger with ICS, tax consulting services related to our tax planning strategies and HIA dividends and the exit of our facilities in Santa Clara. Finally, we recorded lease impairment charges of $2.7 million, primarily associated with the consolidation of our northern California operations into our San Jose headquarters in Q2 2006 and a change in lease assumptions for our former Salinas facility in Q4 2006, related to ongoing lease obligations.

SG&A expenses increased $3.6 million, or 5.0% to $76.0 million in fiscal 2005 compared to fiscal 2004. The increase is primarily attributable to higher performance-related personnel costs in fiscal 2005; increased spending on outside services, such as consulting and auditing services in connection with Sarbanes-Oxley section 404 compliance and increased sales-related expenses, including rep commissions. These amounts were partially offset by lower equipment depreciation costs and bad debt reserve requirements.

We currently expect the SG&A expenses to increase significantly compared to fiscal 2006, primarily attributable to the impact of a full year of a larger SG&A organization following our merger with ICS, increased variable sales expenses on higher revenues, the amortization of acquisition related intangible assets, and stock-based compensation as a result of the adoption of SFAS 123R.

Acquired in-process research and development. During fiscal 2006, in conjunction with our acquisition of ICS, we recorded a $2.3 million charge for acquired in-process research and development (IPR&D). During fiscal 2005, in conjunction with our acquisition of ZettaCom, we recorded a $1.7 million charge for acquired IPR&D. In addition we recorded a $0.1 million IPR&D charge related to follow-on payments during fiscal 2005 related to our acquisition of certain technologies for use in high-speed packet processing from IBM. During fiscal 2004, in connection with the IBM transaction, we recorded a $0.3 million charge for IPR&D. For each of these transactions, the allocation of the purchase price to IPR&D was determined by identifying technologies that had not attained technological feasibility and that did not have future alternative uses.

Details of significant IPR&D charges are as follows:

In connection with the merger with ICS, we recorded a $2.3 million charge to IPR&D. Projects that qualify as IPR&D represent those that have not yet reached technological feasibility and which have no alternative future use. Technological feasibility is established when an enterprise has completed all planning, designing, coding, and testing activities that are necessary to establish that a product can be produced to meet its design specifications, including functions, features, and technical performance requirement. The value of IPR&D was determined by considering the importance of each project to the Company’s overall development plan, estimating costs to develop the purchased IPR&D into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value based on the percentage of completion of the IPR&D projects. The Company utilized the discounted cash flow (DCF) method to value the IPR&D, using rates ranging from 17% to 30%, depending on the estimated useful life of the technology. Based on the relatively few number of projects underway at the close of our merger with ICS and the significant leverage on existing technology of in-process projects, IPR&D was not considered significant component of the acquired business.

In connection with the ZettaCom acquisition, we recorded a $1.7 million charge to IPR&D. This amount was determined by identifying a project under development which was not yet proven to be technically feasible and did not have alternative future uses. Estimated future expenses were deducted and economic rents charged for the use of other assets. Based on this analysis, a present value calculation of estimated after-tax cash flows attributable to the projects was computed using a discount rate of 31%. Present values were adjusted by factors representing the percentage of completion for the project, which was estimated at 73%. This project was completed during the second half of fiscal 2006.

Other-than-temporary impairment loss on investments. During Q1 2006, we recorded an other-than-temporary loss of $1.7 million on certain available-for-sale investments, the fair value of which had gradually decreased over the prior twelve months as a result of interest rate increases. This action was based upon the magnitude and length of time these securities had been in a continuous unrealized loss position and in consideration of our near-term cash requirements related to the merger with ICS. During fiscal 2005 and 2004 we recorded no such charges.

Gains (losses) on equity investments, net. Activity for the periods presented is summarized as follows:

(in thousands)	Fiscal 2006	Fiscal 2005	Fiscal 2004
Other than temporary impairment on Netlogic shares	$—	$(12,831)	$—
Realized gains on sales of PMC shares	—	—	3,151

Gains (losses) on equity investments, net	$—	$(12,831)	$3,151

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

During fiscal 2004, we sold our remaining shares of PMC Sierra (PMC) resulting in a net gain of $3.2 million.

Interest income and other, net. Changes in interest income and other, net are summarized as follows:

(in thousands)	Fiscal 2006	Fiscal 2005	Fiscal 2004
Interest income	$13,659	$12,142	$12,520
Other income, net	(999)	221	1,178

Interest income and other, net	$12,660	$12,363	$13,698

The $1.5 million increase in interest income in fiscal 2006 is primarily attributed to the increase in interest rates that occurred throughout the fiscal year offset slightly by the reduction in cash balances that occurred at the end of Q2 2006 as a result of the ICS merger. The $0.4 million decrease in interest income in fiscal 2005 compared to fiscal 2004 is primarily attributable to lower average cash and investment balances as a result of our acquisition activity and the purchase of our new headquarters in San Jose, Ca., offset by an increase in interest rates during the latter half of the fiscal year.

The $1.2 million decrease in Other income, net in fiscal 2006 is attributable to losses realized on the sale of short-term investments as we completed our funding obligations for the ICS merger and the foreign dividends declarations under the American Jobs Creation Act of 2004 (AJCA). The $1.0 million decrease in other income, net in fiscal 2005 compared to fiscal 2004 is primarily attributable to lower gains recognized on the sale of short-term investments.

Provision/Benefit for income taxes. As a result of significant net deferred tax liabilities recorded in connection with the ICS acquisition, the Company decreased its valuation allowance in Q2 2006 by approximately $58.1 million, which was included as part of the purchase price allocation. While the Company generated taxable income for fiscal years 2006, 2005 and 2004, we cannot conclude it is more likely than not we will be able to utilize our net deferred tax assets in the foreseeable future. Remaining uncertainties associated with the acquisition and integration of ICS as well as the effect of recent corporate legal organization changes compromises the ability to forecast the utilization of our deferred tax assets. We also believe the ICS acquisition and the legal organization changes cause the historical results to not be indicative of expected future performance. As such, we have determined that maintaining the balance of the valuation allowance, after giving effect to net deferred tax liabilities associated with the ICS acquisition, is still appropriate at the end of fiscal 2006. The provision for income taxes from operations, except for discrete items, primarily reflects foreign income taxes and U.S. alternative minimum taxes as well as U.S. state taxes that were higher in fiscal 2006 compared to prior years as a result of additional taxes associated with the acquisition of ICS.

The Company’s tax provision for FY 2006 includes tax expense of approximately $5.7 million related to the repatriation of foreign earnings of approximately $148.6 million during the year under the AJCA. The AJCA created a temporary incentive for U.S. corporations to repatriate accumulated income earned outside the U.S. by providing an 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria in the AJCA are met. The Company will invest these earnings pursuant to an approved Domestic Reinvestment Plan that conforms to the AJCA guidelines. In connection with the repatriated foreign earnings, the Company reversed approximately $2.5 million of deferred tax liabilities in fiscal 2006, which were no longer required following the distribution of certain earnings under AJCA. We also reversed approximately $4.5 million of net deferred tax liabilities in connection with a reduction in anticipated withholding taxes on distributions from the Philippines associated with the wind down of such operations.

In fiscal 2006, as a result of a partial settlement with the IRS pertaining to its examination of certain items in the Company’s income tax returns for fiscal years 2000 through 2002, the Company recorded a net reduction in its income taxes payable of $9.3 million as a partial settlement. The examination by the IRS of the Company’s income tax returns for fiscal years 2000 through 2004 has not yet been concluded.

In fiscal 2005, we signed an Advanced Pricing Agreement (APA) with the Internal Revenue Service settling an issue related to transfer pricing. As a result, in fiscal 2006 we made cash payments attributable to withholding taxes in the Philippines of approximately $2.4 million. Upon signing the APA we reduced our related tax reserve by a net $7.1 million. Also, in connection with the announced closure of our Philippine manufacturing facility in the fourth quarter of fiscal 2005, we recorded a $4.7 million tax provision resulting from the potential repatriation of related earnings to the United States.

The tax benefit recorded for fiscal 2004 includes $3.1 million for tax refunds we received related to previous tax years. The benefit of these refunds was partially offset by tax expense related to income generated in certain foreign tax jurisdictions.

Liquidity and Capital Resources

Our cash and available for sale investments were $296.0 million at April 2, 2006, a decrease of $285.3 million, compared to April 3, 2005. The decrease is primarily attributable to our merger with ICS and the acquisition of Freescale Assets in Q2 2006, which resulted in net cash outflows of approximately $435.0 million and $35.8 million, respectively. We had no outstanding debt at April 2, 2006 or April 3, 2005.

We recorded a net loss of $81.7 million in fiscal 2006 compared to net income of $13.3 million in fiscal 2005. Net cash provided by operating activities increased $41.8 million, or 52% to $122.5 million in fiscal 2006 compared to $80.7 in fiscal 2005. A summary of the significant changes in non-cash adjustments affecting net income (loss) are as follows:

•	Amortization of intangible assets was $126.9 million in fiscal 2006, compared to $6.5 million in fiscal 2005. The increase is primarily attributable to our merger with ICS and acquisition of Freescale Assets in Q2 2006.

•	Depreciation expense was $59.1 million in fiscal 2006, compared to $52.9 million in fiscal 2005. The increase is primarily attributable to our merger with ICS.

•	We recorded restructuring, asset impairment and other charges of $8.7 million in fiscal 2006, compared to $0.7 million in fiscal 2005. Approximately $7.1 million was recorded in Q2 2006 in conjunction with the exit of our leased facilities in Salinas and Santa Clara. In Q4 2006 we recorded an additional $1.0 million and $0.6 million related to a change in the sublease assumptions for our former Salinas facility and the impairment of certain intangible assets recorded in conjunction with our acquisition of Newave in fiscal 2002, respectively.

•	We adjusted our net deferred tax liabilities by $6.4 million and $4.7 million in fiscal 2006 and fiscal 2005, respectively. The decrease in deferred taxes in fiscal 2006 significantly results from the reversal of liabilities in foreign jurisdictions due to the AJCA dividends and a reduction in anticipated withholding taxes on distributions from the Philippines associated with the wind down of such operations.

•	We recorded an other-than-temporary impairment charge of $1.7 million in Q1 2006 related to investments in our portfolio which had been trading at below cost for more than 12 months, compared to a $12.8 million charge in Q1 2005 related to the impairment of our investment in Netlogic.

Net use of cash related to working capital-related items improved $24.2 million, from a use of $12.8 million in fiscal 2005 to a source of $11.4 million in fiscal 2006. Working capital items consuming relatively more cash during fiscal 2006 included:

•	An increase in accounts receivable of $11.9 million in fiscal 2006, compared to a decrease of $0.3 million in fiscal 2005, primarily attributable to higher revenues as a result of our merger with ICS.

•	A decrease in income taxes payable of $2.0 million in fiscal 2006, compared to a decrease of $7.5 million in fiscal 2005. The decrease in fiscal 2006 is attributable to the net reduction of approximately $9.3 million of previously accrued tax reserves in conjunction with our receiving a final determination from the IRS on certain audit issues for fiscal 2000 through 2002 and the reversal of certain foreign jurisdiction deferred tax liabilities, offset by taxes associated with the repatriation of cash under the AJCA. The decrease in fiscal 2005 is primarily attributable to the partial reduction of previously accrued tax reserves in connection with an audit settlement with the IRS in Q4 2005.

•	A decrease in other liabilities of $11.1 million in fiscal 2006, compared to a decrease of $0.2 million in fiscal 2005, primarily attributable to a decrease in deferred license revenue, retention costs associated with the closure of our assembly and test facility in the Philippines, and the timing of a royalty-related payment.

The factors listed above were offset by other working capital items that provided relatively more cash during fiscal 2006:

•	A decrease in inventories of $13.0 million in fiscal 2006, compared to an increase of $4.0 million in fiscal 2005, primarily attributable to the sale of acquired inventory, valued at fair market value less an estimated selling cost.

•	A decrease in prepayments and other assets of $3.9 million in fiscal 2006, compared to an increase of $0.7 million in fiscal 2005, primarily related to lower amounts of interest receivable attributable to the liquidation of a large part of our investment portfolio in connection with our merger with ICS.

•	An increase in accounts payable of $2.6 million in fiscal 2006, compared to a decrease of $1.9 million, primarily attributable to elevated purchasing activity in fiscal 2006 required to support our expanded operations.

•	An increase in accrued compensation of $6.6 million in fiscal 2006, compared to an increase of $3.4 million, primarily attributable to additional costs associated with improved financial performance.

•	An increase in deferred income on shipments to distributors of $10.3 million in fiscal 2006, compared to a decrease of $2.2 million, primarily attributable to the addition of ICS distributors in the United States. The decrease in fiscal 2005 is primarily attributable to a realignment of distributor inventory levels to meet customer demand.

Net cash provided by operating activities in fiscal 2005 was $80.7 million, compared to $77.4 million in fiscal 2004. A majority of the increase relates to cash provided by net income adjusted for non-cash items, including increases in the amortization of intangible assets, deferred taxes and impairment charges. In addition, working capital sources of cash included a decrease in accounts receivable, net and an increase in accrued compensation. Accounts receivable, net decreased as a result the timing of customer payments. Accrued compensation increased as a result of the timing of payroll, with two weeks accrued at the end of fiscal 2005 versus one week at the end of fiscal 2004. Working capital uses of cash included an increase in inventories and prepayments and other assets, and decreases in deferred income on shipments to distributors, accounts payable and income taxes payable. Inventories increased in anticipation of customer demand. The net effect on prepayments and other assets was primarily attributable to $10.6 million of proceeds from the sales of building and equipment at our former facility in Salinas, and the receipt of approximately $5.5 million related to a distributor financing arrangement, both of which occurred in 2004 and did not recur in 2005. The decrease in deferred income on shipments was attributable to our distributors managing inventory levels more cautiously in 2005 than in 2004. The decrease in accounts payable was attributable to the timing of payments. Finally, the decrease in income taxes payable was attributable to a partial settlement with the IRS related to an audit performed in fiscal 2005.

Net cash used in investing activities was $34.0 million in fiscal 2006, compared to $88.4 million in fiscal 2005. Net proceeds from the sale and maturity of our short-term investments were approximately $461.9 million, compared to net proceeds of $20.1 million in fiscal 2005. The increase in investing activities in fiscal 2006 was attributable to an increase in our acquisition related expenditures, which were significantly higher than in fiscal 2005, primarily as a result of our merger with ICS. In Q2 2006, we paid approximately $435.0 million and $35.8 million, net of cash acquired, in conjunction with the merger with ICS and the acquisition of Freescale Assets, respectively. In Q1 2005, we acquired ZettaCom for approximately $34.4 million, net of cash acquired. Finally, capital expenditures in fiscal 2006 were lower by approximately $44.0 million compared to fiscal 2005, primarily as a result of the purchase of our new San Jose corporate headquarters in fiscal 2005.

Net cash used in investing activities was $88.4 million in fiscal 2005, compared to $24.8 million in fiscal 2004. In fiscal 2005, our acquisition related expenditures were significantly higher as we paid $34.4 million, net of cash acquired, in connection with the acquisition of ZettaCom. Other than the ZettaCom transaction, various technology acquisitions consumed $5.0 million in cash in fiscal 2005, down from $8.1 million in 2004. In fiscal 2005, our sales of short-term investments, net of purchases, were $7.8 million higher than in the comparable period of fiscal 2004. Finally, capital expenditures in fiscal 2005 were higher by $40.1 million as we purchased a new corporate campus and, earlier in the year, new equipment primarily to increase our manufacturing capacity early in fiscal 2005.

Net cash used in financing activities was $10.3 million in fiscal 2006, compared to $11.2 million in fiscal 2005. The primary source of cash was attributable to the issuance of common stock in connection with the exercise of stock options and the purchase of shares under the employee stock purchase plan. The primary use of cash was attributable to the repurchase of approximately $50.8 million of common stock under the share repurchase program. In fiscal 2005, we repurchased approximately $24.2 million of common stock under the share repurchase program and made payments of $5.6 million for leases and debt.

Net cash used in financing activities was $11.2 million in fiscal 2005, compared to cash generated of $14.7 million in fiscal 2004. The primary source of cash was attributable to the issuance of common stock in connection with the exercise of stock options and the purchase of shares under the employee stock purchase plan. The primary use of cash was attributable to the repurchase of approximately $24.2 million of common stock under the share repurchase program. There were no such purchases in fiscal 2004. Finally, lease and debt payments in fiscal 2005 were $5.6 million, compared to $4.2 million in fiscal 2004.

We anticipate capital expenditures of approximately $25.0 million during fiscal 2007 to be financed through cash generated from operations and existing cash and investments.

The following table summarizes our contractual arrangements at April 2, 2006, excluding leases where amounts have been accrued for impairment charges, and the expected timing and effects of these commitments on our liquidity and cash flow in future periods:

(in millions)	Payments Due by Period
	Total	Less Than 1 Year	2-3 Years	4-5 Years
Operating leases	$7.8	$2.7	$2.9	$2.2

Purchase orders or contracts for the purchase of raw materials and other goods and services are not included in the table above. We are not able to determine the aggregate amount of such purchase orders that represent binding contractual obligations, as purchase orders often represent authorizations to purchase rather than binding agreements. Our purchase orders are based on our current manufacturing needs and are fulfilled by our vendors within short time horizons. We also enter into contracts for outsourced services, which generally contain clauses allowing for cancellation prior to services being performed without significant penalty. In addition, the table above excludes leases where amounts have been accrued for impairment charges.

We believe that existing cash and investment balances, together with cash flows from operations, will be sufficient to meet our working capital and capital expenditure needs through fiscal 2007. We may choose to investigate other financing alternatives; however, we cannot be certain that additional financing will be available on satisfactory terms.

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

SFAS 123R permits public companies to adopt its requirements using one of two methods: (1) a “modified prospective” method under which compensation cost is recognized beginning with the effective date based on the requirements of SFAS 123R for all share-based payments granted after the effective date and based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that are unvested on the effective date; or (2) a “modified retrospective” method which includes the requirements of the modified prospective method and also permits companies to restate either all prior periods presented or prior interim periods of the year of adoption using the amounts previously calculated for pro forma disclosure under SFAS 123. The Company will begin applying the modified prospective method under SFAS 123R beginning in Q1 2007.

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options through its consolidated statements of operations but rather, discloses the effect in its consolidated financial statement footnotes. The amounts disclosed within our footnotes are not necessarily indicative of the amounts that will be expensed upon the adoption of SFAS 123R. The Company is currently not able to estimate the stock compensation expense for the year ending April 1, 2007 due to the fact that the expense amount will depend on the timing and magnitude of new awards, the number and mix of new awards, changes in the market price or the volatility of the Company’s common stock. However, we currently estimate that the impact on our first fiscal quarter will be between $0.03 - $0.06 per share.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our interest rate risk relates primarily to our short-term investments of $29.8 million as of April 2, 2006. By policy, we limit our exposure to long-term investments and mitigate the credit risk through diversification and adherence to a policy requiring the purchase of highly rated securities. As of April 2, 2006, the Company’s cash and investment portfolio was highly concentrated in securities with same day liquidity and at the end of fiscal 2005 a substantial majority of our investment portfolio had maturities of less than two years. Although a hypothetical 10% change in interest rates could have a material effect on the value of our portfolio at a given time, we normally hold these investments until maturity, which results in no realized impact on results of operations or cash flows. We do not currently use derivative financial instruments in our investment portfolio.

In addition, we maintain a portfolio of investments for certain deferred compensation arrangements, the fair value of which was $10.0 million as of April 2, 2006. The portfolio is managed to achieve the same investment allocation as the participants’ directed investment election, which is classified in Other Long-Term Liabilities within the Consolidated Balance Sheet.

At April 2, 2006, we had no outstanding debt.

We are exposed to foreign currency exchange rate risk as a result of international sales, assets and liabilities of foreign subsidiaries, local operating expenses of our foreign entities and capital purchases denominated in foreign currencies. We may use derivative financial instruments to help manage our foreign currency exchange exposures. We do not enter into derivatives for speculative or trading purposes. We performed a sensitivity analysis as of April 2, 2006 and determined that, without hedging the exposure, a 10% change in the value of the U.S. dollar would result in an approximate 0.1% impact on gross profit margin percentage, as we operate manufacturing facilities in Malaysia and Singapore, and an approximate 0.1% impact to operating expenses (as a percentage of revenue) as we operate sales offices in Japan and throughout Europe and design centers in China, Canada, and Australia. At April 2, 2006 we had no outstanding foreign exchange contracts.

We have one outstanding payable for capital equipment denominated in a foreign currency in an amount equivalent to less than two hundred thousand U.S. dollars as of April 2, 2006. We did not have any currency exposure related to any outstanding capital purchases as of April 3, 2005.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements covered by Report of Independent Registered Public Accounting Firm included in Item 8:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Integrated Device Technology, Inc.:

We have completed integrated audits of Integrated Device Technology’s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of April 2, 2006, and an audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Integrated Device Technology, Inc. and its subsidiaries at April 2, 2006 and April 3, 2005 and the results of their operations and their cash flows for each of the three years in the period ended April 2, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of April 2, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 2, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Integrated Circuit Systems, Inc. and subsidiaries (ICS) from its assessment of internal control over financial reporting as of April 2, 2006 because it was acquired by the Company in a purchase business combination during fiscal year 2006. We have also excluded ICS from our audit of internal control over financial reporting. ICS is a wholly-owned subsidiary whose total assets and total revenues represent 12% and 26%, respectively, of the related consolidated financial statement amounts as of and for the year ended April 2, 2006.

PricewaterhouseCoopers LLP

San Jose, California

June 14, 2006

INTEGRATED DEVICE TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per-share amounts)	April 2, 2006	April 3, 2005
Assets
Current assets:
Cash and cash equivalents	$266,173	$188,761
Short-term investments	29,800	392,472
Accounts receivable, net of allowance for returns and doubtful accounts of $5,109 and $1,417	90,882	52,948
Inventories	58,692	37,331
Deferred taxes	4,085	—
Prepayments and other current assets	20,370	11,292

Total current assets	470,002	682,804

Property, plant and equipment, net	108,663	124,570
Goodwill	1,010,659	55,523
Acquisition-related intangibles, net	427,772	29,812
Deferred taxes	—	8,689
Other assets	20,595	9,431

Total assets	$2,037,691	$910,829

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$39,891	$18,726
Accrued compensation and related expenses	23,198	15,293
Deferred income on shipments to distributors	29,797	19,478
Income taxes payable	29,119	25,722
Deferred tax liabilities	—	13,398
Other accrued liabilities	25,633	20,206

Total current liabilities	147,638	112,823

Deferred tax liabilities	16,273	—
Long-term obligations	15,581	10,890

Total liabilities	179,492	123,713

Commitments and contingencies (Notes 7 and 8)
Stockholders’ equity:
Preferred stock; $.001 par value: 10,000,000 shares authorized; no shares issued	—	—
Common stock; $.001 par value: 350,000,000 shares authorized; 198,388,794 and 106,136,015 shares outstanding	198	106
Additional paid-in capital	2,044,551	843,423
Treasury stock (12,713,900 and 9,057,000 shares) at cost	(255,748)	(204,909)
Retained earnings	68,784	150,492
Accumulated other comprehensive income (loss)	414	(1,996)

Total stockholders’ equity	1,858,199	787,116

Total liabilities and stockholders’ equity	$2,037,691	$910,829

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)	Fiscal Year Ended
	April 2, 2006	April 3, 2005	March 28, 2004
Revenues	$527,778	$390,640	$345,443
Cost of revenues	346,843	193,762	184,615
Restructuring and impairment	3,368	1,380	—

Gross profit	177,567	195,498	160,828

Operating expenses:
Research and development	127,591	103,729	98,535
Selling, general and administrative	142,518	76,016	72,409
Acquired in-process research and development	2,300	1,830	264

Total operating expenses	272,409	181,575	171,208

Operating income (loss)	(94,842)	13,923	(10,380)
Other-than-temporary loss on investments	(1,705)	—	—
Gain (loss) on equity investments, net	—	(12,831)	3,151
Interest expense	(222)	(102)	(344)
Interest income and other, net	12,660	12,363	13,698

Income (loss) before income taxes	(84,109)	13,353	6,125
Provision (benefit) for income taxes	(2,401)	20	(271)

Net income (loss)	$(81,708)	$13,333	$6,396

Basic net income (loss) per share:	$(0.52)	$0.13	$0.06
Diluted net income (loss) per share:	$(0.52)	$0.12	$0.06
Weighted average shares:
Basic	157,345	105,825	104,607
Diluted	157,345	108,204	108,526

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	Fiscal Year Ended
	April 2, 2006	April 3, 2005	March 28, 2004
Operating activities
Net income (loss)	$(81,708)	$13,333	$6,396
Adjustments:
Depreciation	59,110	52,856	50,247
Amortization of intangible assets	126,870	6,541	2,296
Acquired in-process research and development	2,300	1,830	264
Merger-related stock-based compensation	—	565	1,438
Other-than-temporary impairment loss on investments	1,705	12,831	—
Restructuring, asset impairment and other	8,711	731	180
Deferred taxes	(6,383)	4,709	—
Tax benefit from employee stock plans	486	78	—
Changes in assets and liabilities (net of amounts acquired):
Accounts receivable, net	(11,931)	321	(12,980)
Inventories	12,953	(3,951)	8,444
Other assets	3,935	(700)	17,685
Accounts payable	2,619	(1,899)	2,676
Accrued compensation and related expenses	6,608	3,409	540
Deferred income on shipments to distributors	10,319	(2,166)	3,500
Income taxes payable	(2,032)	(7,545)	987
Other accrued liabilities	(11,050)	(244)	(4,315)

Net cash provided by operating activities	122,512	80,699	77,358

Investing activities
Acquisitions, net of cash acquired	(470,813)	(34,410)	—
Purchases of property, plant and equipment	(25,036)	(69,049)	(28,954)
Purchases of marketable securities	(12,947)	(421,383)	(506,015)
Proceeds from sales of marketable securities	474,837	441,458	518,269
Purchases of technology and other investments	—	(4,984)	(8,078)

Net cash used for investing activities	(33,959)	(88,368)	(24,778)

Financing activities
Proceeds from issuance of common stock	40,498	18,545	18,909
Repurchase of common stock	(50,839)	(24,160)	—
Payments on capital leases and other debt	—	(5,551)	(4,180)

Net cash provided by (used for) financing activities	(10,341)	(11,166)	14,729

Effect of exchange rates on cash and cash equivalents	(800)	536	1,451

Net increase (decrease) in cash and cash equivalents	77,412	(18,299)	68,760
Cash and cash equivalents at beginning of period	188,761	207,060	138,300

Cash and cash equivalents at end of period	$266,173	$188,761	$207,060

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$14	$62	$338
Income taxes, net of refunds	4,279	2,524	(1,264)
Non-cash investing and financing activities:
Issuance of common stock and stock options in connection with ICS acquisition	1,160,236	—	—

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(IN THOUSANDS)

(in thousands, except share amounts)	Common Stock and Additional Paid-In Capital		Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Deferred Stock- Based Compensation	Total Stockholders’ Equity
	Shares	Dollars
Balance, March 30, 2003	103,693,403	$806,629	$(180,751)	$130,763	$4,684	$(2,633)	$758,692
Issuance of common stock	2,263,921	18,909	—	—	—	—	18,909
Deferred stock-based compensation expense, net of unvested options canceled	—	(55)	—	—	—	1,493	1,438
Other comprehensive income:
Translation adjustment	—	—	—	—	1,937	—	1,937
Unrealized gain on derivatives	—	—	—	—	(31)	—	(31)
Unrealized gain on investments, net	—	—	—	—	(3,117)	—	(3,117)
Net income	—	—	—	6,396	—	—	6,396

Balance, March 28, 2004	105,957,324	825,483	(180,751)	137,159	3,473	(1,140)	784,224

Issuance of common stock	2,235,691	18,545	—	—	—	—	18,545
Repurchase of common stock	(2,057,000)	(2)	(24,158)	—	—	—	(24,160)
Deferred stock-based compensation expense, net of unvested options canceled	—	(575)	—	—	—	1,140	565
Tax benefit from stock options	—	78	—	—	—	—	78
Other comprehensive income:
Translation adjustment	—	—	—	—	638	—	638
Unrealized gain on investments, net	—	—	—	—	(6,107)	—	(6,107)
Net income	—	—	—	13,333	—	—	13,333

Balance, April 3, 2005	106,136,015	843,529	(204,909)	150,492	(1,996)	—	787,116

Issuance of common stock	4,504,826	40,498	—	—	—	—	40,498
Acquisition of Integrated Circuit Systems, Inc.	91,404,853	1,160,236	—	—	—	—	1,160,236
Repurchase of common stock	(3,656,900)	—	(50,839)	—	—	—	(50,839)
Tax benefit from stock options	—	486	—	—	—	—	486
Other comprehensive income:
Translation adjustment	—	—	—	—	(748)	—	(748)
Unrealized loss on investments, net	—	—	—	—	3,158	—	3,158
Net income	—	—	—	(81,708)	—	—	(81,708)

Balance, April 2, 2006	198,388,794	$2,044,749	$(255,748)	$68,784	$414	$—	$1,858,199

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1

Summary of Significant Accounting Policies

Nature of Business. Integrated Device Technology, Inc. (IDT or the Company) designs, develops, manufactures and markets a broad range of integrated circuits for the advanced communications, computing and consumer industries.

Basis of Presentation. The Company’s fiscal year ends on the Sunday nearest March 31. Fiscal 2006 included 52 weeks and ended on April 2, 2006. Fiscal 2005 included 53 weeks and ended on April 3, 2005. Fiscal 2004 included 52 weeks and ended March 28, 2004. Certain prior period balances have been reclassified to conform to the current period presentation.

In September 2005, the Company completed its merger with Integrated Circuit Systems, Inc. (“ICS”). ICS designed, developed and marketed a broad array of silicon timing devices used in computing systems and within the communications infrastructure industry. The merger enabled the Company to expand its customer base, portfolio of products and its market position in the semiconductor industry. In accordance with Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS 141), the Company has included in its results of operations for the year ended April 2, 2006, the results of ICS for the period beginning on September 17, 2005.

Prior to the close of the Company’s merger with ICS, ICS entered into a 10-year cross-licensing agreement with Freescale Semiconductor, Inc. (“Freescale”) and concurrently acquired an option to purchase key assets, including inventory, backlog, and the exclusive future rights to sell all products in Freescale’s timing solution business under a master purchase agreement (“Freescale Assets”). In September 2005, the Company exercised the purchase option it obtained through the merger with ICS and acquired the Freescale Assets.

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

Cash & Cash Equivalents. Cash equivalents are highly liquid investments with original maturities of three months or less at the time of purchase.

Investments:

Available-for-Sale Investments. Investments designated as available-for-sale include marketable debt and equity securities. Available-for-sale investments are classified as short-term, as these investments generally consist of highly marketable securities that are intended to be available to meet near-term cash requirements. Marketable securities classified as available-for-sale are reported at market value, with net unrealized gains or losses recorded in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, until realized. Realized gains and losses on investments are computed based upon specific identification and are included in interest income and other, net.

Trading Securities. The Company maintains a portfolio of marketable equity securities held to generate returns that seek to offset changes in liabilities related to the equity market risk of certain deferred compensation arrangements. The securities within this portfolio are classified as trading and are stated at fair value. Portfolio assets and deferred compensation liabilities are included in other assets and long-term obligations, respectively, on the Consolidated Balance Sheets.

Non-Marketable Equity Securities. Non-marketable equity securities are accounted for at historical cost or, if the Company has significant influence over the investee, using the equity method of accounting. As of April 2, 2006, as a result of its merger with ICS, the Company held investments in two privately-held companies that were accounted for at historical cost, one of which is included in Investments and the other in Other assets on the Consolidated Balance Sheets. As of April 3, 2005, the Company held no such investments.

Other-Than-Temporary Impairment. All of the Company’s available-for-sale investments and non-marketable equity securities are subject to a periodic impairment review. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. This determination requires significant judgment. For publicly traded investments, impairment is determined based upon the specific facts and circumstances present at the time, including a review of the closing price over the previous six months, general market conditions and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for recovery. For non-marketable equity securities, the impairment analysis requires the identification of events or circumstances that would likely have a significant adverse effect on the fair value of the investment, including revenue and earnings trends, overall business prospects and general market conditions in the investees’ industry or geographic area. Investments identified as having an indicator of impairment are subject to further analysis to determine if the investment is other-than-temporarily impaired, in which case the investment is written down to its impaired value.

Inventories. Purchased inventories are recorded at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market value. Inventory acquired in conjunction with mergers and acquisitions are stated at estimated fair value. Inventory held at consignment locations is included in finished goods inventory as the Company retains full title and rights to the product. Inventory reserves include provisions for obsolete and excess inventory based on management’s forecasts of demand over specific future time horizons and reserves to value our inventory at the lower of cost or market which rely on forecasts of average selling prices (“ASP’s”) in future periods.

Property, Plant, and Equipment. Purchased property, plant and equipment are stated at cost. Property, plant and equipment acquired in conjunction with mergers or acquisitions are stated at estimated fair value. For financial reporting purposes, depreciation is computed using the straight-line method over estimated useful lives of the assets. Estimated useful lives for major asset categories are as follows: machinery and equipment, 3 to 5 years; and buildings and improvements, 10 to 30 years. Leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or the remaining term of the lease.

Long-Lived Assets and Goodwill. The Company accounts for long-lived assets, including purchased intangibles other than goodwill, in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The carrying values of such assets are evaluated at least annually or whenever events or circumstances indicate that the carrying values may not be recoverable. If estimated undiscounted cash flows are not sufficient to recover the carrying values, the affected assets are considered impaired and are written down to their estimated fair value, which is generally determined on the basis of discounted cash flows or outside appraisals.

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142), the Company tests for impairment of goodwill and other indefinite-lived assets on an annual basis, or more frequently if indicators of impairment are present. These tests are performed at the reporting unit level using a two-step, fair-value based approach. The first step, used to determine if impairment possibly exists, is to compare the carrying amount of a reporting unit, including goodwill, to its fair value. If the carrying amount of the reporting unit exceeds the fair value, the second step is to determine the amount of a possible impairment by comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill.

Income Taxes. The Company accounts for income taxes under an asset and liability approach that requires the expected future tax consequences of temporary differences between book and tax bases of assets and liabilities be recognized as deferred tax assets and liabilities. Generally accepted accounting principles require that the realizability of net deferred tax assets be evaluated on an ongoing basis. A valuation allowance is recorded to reduce the net deferred tax assets to an amount that is more likely than not to be realized. Accordingly, the Company considers various tax planning strategies, forecasts of future taxable income and its most recent operating results in assessing the need for a valuation allowance. In the consideration of the realizability of net deferred tax assets, recent losses are given substantially more weight than any projections of future profitability. The determination of certain tax liabilities involves applying complex tax regulations from many different tax jurisdictions around the world and for tax years still available for or currently under audit. The Company records liabilities for tax audit issues in the United States (U.S.) and other tax jurisdictions based on its estimate of whether, and the extent to which, it believes additional taxes will be due. If the Company later determines that its exposure is lower or that the liability is not sufficient to cover its revised expectations, the Company will adjust the liability and affect a related change in its tax provision during the period in which it makes such determination.

Revenue Recognition. The Company’s revenue relates to semiconductors sold through three channels: direct sales to original equipment manufacturers (“OEM’s”) and electronic manufacturing service providers (“EMS’s”), consignment sales to OEM’s and EMS’s, and sales through distributors. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and our ability to collect is reasonably assured. For direct sales, we recognize revenue in accordance with the applicable shipping terms. Revenue related to the sale of consignment inventory is not recognized until the product is pulled from inventory stock by the customer. For distributors who have stock rotation, price protection and ship from stock pricing adjustment rights, we defer revenue and related cost of revenues on sales to these distributors until the product is sold through by the distributor to an end-customer. For distributors who only have limited stock rotation rights, revenue is recognized upon shipment, with reserves recorded for the estimated return exposure in accordance with SFAS 48. Revenues related to licensing agreements are recognized on a straight-line basis over the period from when the licensee is first contractually permitted to use the related patents or other technology until the first to occur of either the expiration of the contract or the underlying patents.

Net Income (Loss) Per Share. Basic and diluted net income (loss) per share is computed using weighted-average common shares outstanding. Diluted net income per share also includes the effect of stock options. The following table sets forth the computation of basic and diluted net income (loss) per share:

(in thousands, except per share amounts)	Fiscal Year Ended
	April 2, 2006	April 3, 2005	March 28, 2004
Basic:
Net income (loss) (numerator)	$(81,708)	$13,333	$6,396

Weighted average shares outstanding (denominator)	157,345	105,825	104,607

Net income (loss) per share	$(0.52)	$0.13	$0.06

Diluted:
Net income (loss) (numerator)	$(81,708)	$13,333	$6,396

Weighted average shares outstanding	157,345	105,825	104,607
Net effect of dilutive stock options	—	2,379	3,919

Total shares (denominator)	157,345	108,204	108,526

Net income (loss) per share	$(0.52)	$0.12	$0.06

Net loss per share for the year ended April 2, 2006 is based only on weighted average shares outstanding. Potential dilutive stock options for this period of 2.1 million were excluded from the calculation of diluted earnings per share, as their effect would be anti-dilutive in a net loss period. Of the total number of employee stock options outstanding for the years ended April 2, 2006, April 3, 2005 and March 28, 2004, 5.9 million, 6.1 million and 3.7 million, respectively, were excluded from the calculation of diluted earnings per share because the exercise price of the stock options was greater than the average share price of the common shares for the period and, therefore, the effect would be anti-dilutive.

Comprehensive Income (Loss). Comprehensive income (loss) is defined as the change in equity during a period from non-owner sources. The components of comprehensive income (loss) were as follows:

(in thousands)	Fiscal Year Ended
	April 2, 2006	April 3, 2005	March 28, 2004
Net income (loss)	$(81,708)	$13,333	$6,396
Currency translation adjustments	(748)	638	1,937
Change in unrealized gain on derivatives	—	—	(31)
Net gain (loss) on investments*	3,158	(6,107)	(3,117)

Comprehensive income (loss)	$(79,298)	$7,864	$5,185

__________
* Unrealized gain (loss) on investments	$4,863	$(6,107)	$34
* Reclassification adjustment, net	$(1,705)	$—	$(3,151)

Included in the reclassification adjustment, net above are realized gains and losses on investments.

The components of accumulated other comprehensive income (loss) was as follows:

(in thousands)	April 2, 2006	April 3, 2005
Cumulative translation adjustments	$672	$1,420
Unrealized gain (loss) on available-for-sale investments	(258)	(3,416)

Total accumulated other comprehensive income (loss)	$414	$(1,996)

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

The Company sells integrated circuits to OEMs, distributors and EMSs primarily in the United States, Europe and Asia. The Company monitors the financial condition of its major customers, including performing credit evaluations of those accounts which management considers to be high risk, and generally does not require collateral from its customers. When deemed necessary, the Company may limit the credit extended to certain customers. The Company’s relationship with the customer, and the customer’s past and current payment experience, are also factored into the evaluation in instances where limited financial information is available. The Company maintains an allowance for doubtful accounts for probable credit losses, including reserves based upon a percentage of total receivables. When the Company becomes aware that a specific customer may default on its financial obligation, a specific amount, which takes into account the level of risk and the customer’s outstanding accounts receivable balance, is reserved. These reserved amounts are classified within selling, general and administrative expenses. In addition, the Company carries a reserve for those receivables that were assumed upon the merger with ICS and were likely to be credited in the near term as a result of pricing concessions and stock rotations for certain distributors. Write-offs of accounts receivable balances were not significant in each of the three years presented.

One customer, Avnet, represented approximately 13%, 10% and 11% of the Company’s revenues for fiscal 2006, 2005 and 2004, respectively, and 7% of its accounts receivable as of April 2, 2006. Another customer, Maxtek and its affiliates represented approximately 11% of the Company’s revenues in fiscal 2006 and 14% of its accounts receivable balance as of April 2, 2006. In fiscal 2005 and 2004, sales to Celestica represented approximately 11% and 14% of the Company’s revenues, respectively, as well as 16% and 21% of its accounts receivable balance as of April 3, 2005 and March 28, 2004, respectively.

For foreign exchange contracts, the Company manages its potential credit exposure primarily by restricting transactions to only high-credit quality counterparties.

Stock-based Compensation Plans. The Company accounts for its stock option plans and employee stock purchase plan in accordance with the intrinsic value method prescribed in the Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). In certain instances, primarily in connection with acquisitions, the Company records stock-based employee compensation cost in net income (loss). The following table illustrates the effect on net income (loss) and income (loss) per share for the three years ended April 2, 2006 had the Company applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), to stock-based employee compensation.

(in thousands, except per share amounts)	Fiscal Year Ended
	April 2, 2006	April 3, 2005	March 28, 2004
Reported net income (loss)	$(81,708)	$13,333	$6,396
Add: Stock-based employee compensation included in reported net income (loss)	—	565	1,438
Deduct: Stock-based employee compensation expense determined under a fair-value based method for all awards (1)	(43,899)	(38,908)	(51,439)

Pro forma net loss	$(125,607)	$(25,010)	$(43,605)

Pro forma net loss per share:
Basic	$(0.80)	$(0.24)	$(0.42)
Diluted	$(0.80)	$(0.24)	$(0.42)
Reported net income (loss) per share:
Basic	$(0.52)	$0.13	$0.06
Diluted	$(0.52)	$0.12	$0.06

(1)	Assumes a zero tax rate for each period presented as the Company has a full valuation allowance.

In connection with the merger with ICS, the Company issued 17.8 million stock options to former ICS employees, of which 9.2 million represented new hire grants. The remaining 8.6 million shares represented replacement grants issued in exchange for the existing ICS options at the time of the close of the transaction. The compensation expense related to the new hire stock option grants, as well as the unvested portion of the remaining grants as of the acquisition date, has been included in the above table for the period subsequent to the close of the acquisition on September 16, 2005.

The Company has applied the Black-Scholes model to estimate the grant-date fair value of stock options, including shares issued under the ESPP, based upon the following weighted average assumptions:

	Fiscal Year Ended
	April 2, 2006	April 3, 2005	March 28, 2004
Employee stock options
Expected life (in years)	3.95	3.77	3.64
Risk-free interest rate	4.1%	3.2%	2.4%
Volatility	62.0%	77.0%	91.0%
Dividend yield	—	—	—

	April 2, 2006 (1)	April 3, 2005	March 28, 2004
ESPP shares
Expected life (in years)	0.25	0.87	0.80
Risk-free interest rate	3.5%	1.8%	1.3%
Volatility	41.0%	62.0%	86.0%
Dividend yield	—	—	—

(1)	In fiscal 2006, the Company modified its ESPP program from a one-year look back period to a quarterly look back period, impacting changes in the variables presented in the table.

The weighted average estimated fair value per share of stock options granted during fiscal 2006, 2005 and 2004 was $5.61, $6.79 and $9.09, respectively. The weighted average estimated fair value per share of shares granted under the ESPP during fiscal 2006, 2005 and 2004 was $2.71, $4.31, and $4.89, respectively.

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

SFAS 123R permits public companies to adopt its requirements using one of two methods: (1) a “modified prospective” method under which compensation cost is recognized beginning with the effective date based on the requirements of SFAS 123R for all share-based payments granted after the effective date and based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that are unvested on the effective date; or (2) a “modified retrospective” method which includes the requirements of the modified prospective method and also permits companies to restate either all prior periods presented or prior interim periods of the year of adoption using the amounts previously calculated for pro forma disclosure under SFAS 123. The Company will begin applying the modified prospective method under SFAS 123R beginning in Q2 1007.

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options through its consolidated statements of operations but rather, discloses the effect in its consolidated financial statement footnotes. The amounts disclosed within our footnotes are not necessarily indicative of the amounts that will be expensed upon the adoption of SFAS 123R. The Company is currently not able to estimate the stock compensation expense for the year ending April 1, 2007 due to the fact that the expense amount will depend on the timing and magnitude of new awards, the number and mix of new awards, changes in the market price or the volatility of the Company’s common stock. However, we currently estimate that the impact on our first fiscal quarter will be between $0.03 - $0.06 per share.

Note 2

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

In accordance with SFAS 141, the Company has allocated the purchase price to the estimated tangible and intangible assets acquired and liabilities assumed, including in-process research and development, based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. ICS’ technology will provide a greater diversity of products and enhanced research and development capability, which will allow IDT to pursue an expanded market opportunity. In addition, there is significant potential for improved manufacturing performance. These opportunities, along with the ability to leverage the ICS workforce, were significant contributing factors to the establishment of the purchase price, resulting in the recognition of a significant amount of goodwill. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management estimates and assumptions, and other information compiled by management, including third-party valuations that utilize established valuation techniques appropriate for the high-technology industry. Goodwill recorded as a result of this merger is not expected to be deductible for tax purposes. In accordance with SFAS 142, goodwill is not amortized but will be reviewed at least annually for impairment. Purchased intangibles with finite lives are being amortized over their respective estimated useful lives, which in some cases involves the use of either an accelerated method or a straight line basis. The purchase price has been allocated as follows:

(in millions)	Fair Value
Net tangible assets acquired	$240.5
Amortizable intangible assets	484.8
In-process research and development	2.3
Above market lease liability	(2.0)
Goodwill	956.4

Total purchase price	$1,682.0

A summary of the allocation of amortizable intangible assets is as follows:

	Fair Value (in millions)	Method	Useful Lives (years)	Wtd. Avg. Lives from date of merger (years)
Amortizable intangible assets:
Existing Technology	$202.6	Straight-Line	3-10	5.9
Customer Relationships	138.7	Accelerated	3.3-9.3	6.2
Distributor Relationships	15.4	Accelerated	1.3-2.3	2.1
Foundry Relationships	39.2	Accelerated	4.3	4.3
Assembler Relationships	21.5	Accelerated	2.3	2.3
Non-Compete Agreements	47.7	Straight-Line	2	2
Tradename	8.0	Straight-Line	2-10	4.8
Backlog	11.7	Straight-Line	.5	.5

Total	$484.8

Useful lives are primarily based on the underlying assumptions used in the discounted cash flow models.

Net Tangible Assets

ICS’ assets and liabilities as of September 16, 2005 were reviewed and adjusted, if required, to their estimated fair value. The Company adjusted ICS’ fixed assets by approximately $6.3 million to write up ICS’ historical net book value to estimated fair value as of the date of the close net of capitalized assets which did not meet IDT’s asset capitalization criteria. The Company also accrued for restructuring charges of $3.2 million, related to estimated severance charges and facility closure costs related to facilities leased by ICS. The Company recognized these costs in accordance with the Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with Purchase Business Combinations. Approximately 45 former ICS employees were identified for termination in conjunction with the acquisition. As of April 2, 2006, $0.3 million remained to be paid for severance and related benefits. In addition, certain employees were given retention packages to transition their current roles over the 6-7 months following the merger. These costs are being recognized over the retention period and have not been included in the purchase price or as a reduction to the net assets acquired. As of April 2, 2006, $0.2 million remained to be paid for retention costs. The remaining severance and retention costs were paid in Q1 2007.

Included in net tangible assets acquired above are $98.1 million of incremental deferred tax liabilities and $5.5 million of deferred tax assets to reflect the tax effects of temporary differences between book and tax basis for purchase accounting related items. In determining the tax effect of these basis differences, the Company has taken into account the allocation of these identified intangibles among different tax jurisdictions, including those with zero percent tax rates. In addition, we reversed $58.1 million of valuation allowance related to IDT’s pre-merger net deferred tax assets as a result of deferred tax liabilities recorded as part of the purchase accounting.

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

Backlog represents the value of the standing orders for ICS’ products as of the close of the merger. Backlog was valued using a DCF model and a discount rate of 10%. The value was amortized over a six month period.

Above Market Lease Liability

In connection with the valuation of the merger with ICS, the Company identified two operating leases at ICS facilities with rental payments that were deemed to be in excess of current market rental rates for facilities of similar sizes, similar purpose, and in similar locations. The Company estimated the amount to be approximately $2.0 million, which will be amortized over the remaining life of each of the lease obligations, respectively.

In-process Research and Development

Of the total purchase price, $2.3 million was allocated to IPR&D. Projects that qualify as IPR&D represent those that have not yet reached technological feasibility and which have no alternative future use. Technological feasibility is established when an enterprise has completed all planning, designing, coding, and testing activities that are necessary to establish that a product can be produced to meet its design specifications including functions, features, and technical performance requirement. The value of IPR&D was determined by considering the importance of each project to the Company’s overall development plan, estimating costs to develop the purchased IPR&D into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value based on the percentage of completion of the IPR&D projects. The Company utilized the DCF method to value the IPR&D, using rates ranging from 17% to 30%, depending on the estimated useful life of the technology. Based on the relatively few projects underway at the close of the acquisition and the significant leverage on existing technology of in-process projects, IPR&D was not a significant component of the acquired business. Each of these individually immaterial projects was scheduled for completion during the six to nine months following completion of the merger. As of April 2, 2006, these projects had been completed.

Pro Forma Financial Information (unaudited)

The following unaudited pro forma financial information presents the combined results of operations of IDT and ICS as if the merger had occurred as of the beginning of each of the periods presented. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the merger had taken place at the beginning of each of the periods presented. The results included below combine the historical IDT and historical ICS results for the twelve months ended April 2, 2006 and April 3, 2005, respectively. The unaudited pro forma financial information for all periods presented includes the business combination effect of the amortization charges from acquired intangible assets, the above market lease liability, adjustments to interest income and related tax effects.

(Unaudited) ( in thousands, except per share amounts)	Twelve months ended
	April 2, 2006	April 3, 2005
Net revenues	$621,279	$644,984
Net loss	(183,770)	(120,006)
Basic loss per share	(1.17)	(0.61)
Diluted loss per share	$(1.17)	$(0.61)

The pro forma financial information above includes amounts related to the amortization of backlog and IPR&D, which represent material, non-recurring charges for all periods presented.

Acquisition of ZettaCom

On May 7, 2004, the Company acquired ZettaCom, Inc. (“ZettaCom”), a privately held provider of switch fabric and traffic management solutions. The Company paid $34.5 million in cash for ZettaCom. ZettaCom’s results subsequent to May 7, 2004 are included in the Company’s consolidated results.

The acquisition was accounted for under the purchase method of accounting. The total purchase price for ZettaCom is summarized below:

(in millions)
Cash price	$34.3
Direct costs of acquisition	0.2

Total purchase price	$34.5

The total purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed based on independent appraisals and management estimates as follows:

(in millions)
Fair value of tangible net liabilities acquired	$(1.1)
In-process research and development	1.7
Existing technology	18.4
Non-compete agreements	1.2
Goodwill	14.3

Total purchase price	$34.5

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

In-process technology acquired was expensed at the date of acquisition. The existing technology is being amortized to cost of revenues over a seven year estimated life. The non-compete agreements are being amortized to operating expense over the three year term of the agreements.

Acquired in-process research and development. In connection with the ZettaCom acquisition, the Company recorded a $1.7 million charge to IPR&D. This amount was determined by identifying a research project which was not yet proven to be technically feasible and did not have alternative future uses. Estimated future expenses were deducted and economic rents charged for the use of other assets. Based on this analysis, a present value calculation of estimated after-tax cash flows attributable to the projects was computed using a discount rate of 31%. Present values were adjusted by factors representing the percentage of completion for the project, which was estimated at 73%. As of April 2, 2006, this project had been completed.

Retention payments. In connection with the ZettaCom acquisition, the Company entered into retention agreements with the former employees of ZettaCom who became IDT employees as part of the transaction. The agreements included $3.7 million, which was to be paid out over the 18-30 months following the close of the acquisition. As of April 2, 2006, the Company anticipates a total payment of $3.5 million related to these retention obligations as certain former employees of ZettaCom have left the Company. The retention payments are earned by the passage of time. As such, the Company records these amounts as compensation expense as they are incurred. Through April 2, 2006, the Company recorded $3.1 million in expense related to its retention obligations, $2.5 million of which has been paid.

Note 3

Asset Acquisitions

Freescale Assets

Prior to the close of the Company’s merger with ICS, ICS entered into a $10.0 million, 10-year cross-licensing agreement with Freescale and concurrently acquired an option to purchase the Freescale Assets under a master purchase agreement. In addition, ICS had recorded approximately $0.1 million in acquisition costs related to this transaction. On September 23, 2005, the Company exercised the option to purchase the Freescale Assets for approximately $35.8 million in cash, for total consideration paid for the Freescale Assets of approximately $45.9 million. The transaction included certain assets and personnel but did not constitute a business combination within the criteria of EITF 98-3, Determining whether a Non-Monetary Transaction involves Receipt of Productive Assets or of a Business. The purchase price was allocated as follows:

(in millions)	Fair Value
Tangible assets acquired	$5.3
Amortizable intangible assets	40.6

Total purchase price	$45.9

	Fair Value (in millions)	Method	Useful Lives (years)	Wtd. Avg. Lives from date of acquisition (years)
Amortizable intangible assets:
Existing Technology	$20.3	Straight-Line	2-7	6.6
Customer Relationships	11.5	Accelerated	5-6	5.6
Foundry Relationships	4.5	Accelerated	4-5	4.6
Other identified intangibles	4.3	Straight Line	.25-5	2.2

Total	$40.6

Amortizable Intangible Assets

Existing technology consists of products that have reached technological feasibility. The Company valued the existing technology utilizing a DCF model, which uses forecasts of future revenues and expenses related to the intangible asset. The Company utilized discount factors of 15% for existing technology and is amortizing the intangible assets over 2-7 years on a straight-line basis.

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

IMC Assets

During Q1 2006, the Company acquired a license to PCI-Express technology from Internet Machines Corporation as well as certain other assets and liabilities, in a cash transaction, immaterial in value that does not constitute a business combination. As such, the Company allocated the amount paid to the assets acquired based on their estimated fair values. The principal identifiable intangible assets acquired were existing technology and workforce in-place. The fair values assigned are based on estimates, assumptions, and other information compiled by management.

IBM Technology

During fiscal 2005, the Company made follow-on payments of $4.0 million in connection with the August 2003 acquisition of technologies from IBM as the additional milestones were met. The amounts of these payments were allocated consistent with the allocation of the initial purchase price, including $0.1 million for IPR&D.

Note 4

Balance Sheet Detail

(in thousands)

	April 2, 2006		April 3, 2005
Inventories
Raw materials	$10,009		$3,980
Work-in-process	32,944		22,863
Finished goods	15,739		10,488

	$58,692		$37,331

Property, Plant and Equipment, Net
Land	$14,533		$16,914
Machinery and equipment	811,072		832,958
Building and leasehold improvements	136,136		147,864

	961,741		997,736
Less: accumulated depreciation and amortization	(853,078)		(873,166)

	$108,663	(1)	$124,570

Long-Term Obligations
Deferred compensation related liabilities	$10,014		$8,748
Long-term portion of deferred revenue	—		1,265
Long-term portion of software license obligation	—		664
Long-term portion of lease impairment obligations	5,278		—
Other	289		213

	$15,581		$10,890

(1)	In Q3 2006, the Company reclassified certain land and equipment at its former manufacturing facility in the Philippines to held-for-sale. As of April 2, 2006, these assets, having a net book value of $7.1 million, were included as a component of prepayments and other current assets in the Consolidated Balance Sheet.

Note 5

Restructuring and Asset Impairment

The following table shows the breakdown of the restructuring and asset impairment charges and the liability remaining as of April 2, 2006:

(in thousands)	Cost of goods sold			Operating expenses
	Restructuring	Asset impairment- PP&E	Asset impairment- intangible assets	Restructuring
Balance as of March 30, 2003	$602	$—	$—	$1,446
FY 2004 charges	—	—	—	1,564
Non-cash charges	—	—	—	(180)
Cash payments	(602)	—	—	(2,598)

Balance as of March 28, 2004	—	—	—	232
FY 2005 charges (credits)	3,187	(2,513)	731	3,751
Non-cash charges	—	—	(731)	—
Cash receipts (payments)	(1,904)	2,513	—	(2,460)

Balance as of April 3, 2005	1,283	—	—	1,523
FY 2006 charges (credits)	4,204	(835)	600	6,166
Non-cash charges	(202)		(600)	(430)
Cash receipts (payments)	(2,265)	835	—	(2,829)

Balance as of April 2, 2006	$3,020	$—	$—	$4,430

Restructuring Actions

In fiscal 2006 and 2005, as part of an effort to streamline operations and increase profitability, the Company implemented reductions-in-force that impacted many of its operations, including its northern California and Oregon workforce, the assembly and test facility in the Philippines and the design center in Australia.

In Q4 2006, the Company initiated a reduction-in-force, primarily affecting the manufacturing workforce in Oregon, in an effort to streamline operations and maintain profitability. This action resulted in the reduction of approximately 35 employees. The Company recorded $0.8 million in Q4 2006, which was equivalent to the portion guaranteed each employee by policy, in accordance with Statement of Financial Accounting Standards No. 112, Employers’ Accounting for Postemployment Benefits. These charges were recorded as cost of revenues.

In Q2 2006, the Company completed the consolidation of its northern California operations to its San Jose headquarters and exited leased facilities in Salinas and Santa Clara. Upon exiting these leases the Company recorded lease impairment charges of approximately $6.5 million, which represents the future rental payments under the leases, reduced by an estimate of sublease income, discounted to present value using an interest rate applicable to the Company. The Company also wrote-off certain leasehold improvements and assets no longer in use of approximately $0.6 million. These charges were recorded as cost of revenues of $2.6 million, R&D of $2.1 million, and SG&A of $2.4 million. As of April 2, 2006, approximately $1.2 million of these lease payments have been made.

In Q1 2006, the Company announced its plans to consolidate its assembly and test operations and outsource a portion of its assembly operations. Under the plan, the Company closed its assembly and test facility in the Philippines, which affected approximately 750 employees. These employees were paid a severance component equivalent to that required by the Philippine labor code and an additional amount based upon the number of years of service to the Company. These charges were recorded as cost of revenues of $2.3 million. The restructuring action was completed Q3 2006. The facility’s surrounding land and equipment was classified as held for sale in Q3 2006. In Q1 2006, we also incurred $0.4 million in restructuring charges, which primarily consisted of severance and related termination benefits within our sales organization, as well as exit costs related to our lease facility in France.

In fiscal 2005, the Company implemented a reduction-in-force, which resulted in the reduction of approximately 184 employees across all aspects of its operations. The Company recorded restructuring charges of $6.9 million, which primarily consisted of severance and related termination benefits. The charges were recorded as cost of revenues of $3.2 million and operating expenses of $3.7 million. Through April 2, 2006, approximately $6.3 million has been paid. The remaining severance and termination benefits related to these activities are scheduled to be paid in Q1 2007.

As part of the announced plan for the January 2005 reductions-in-force, a portion of the employees remained with the Company over a retention period. The Company recorded cumulative retention costs of $2.5 million through April 2, 2006, of which $1.6 million and $0.9 million were recorded in fiscal 2006 and 2005, respectively. During Q3 2006, in conjunction with its merger with ICS, the Company extended the retention period for certain employees involved with integration activities. The Company anticipates recording an additional $0.1 million of retention costs related to these activities in Q1 2007 and to substantially complete the restructuring activity at the end of Q1 2007.

Restructuring Actions in Connection with the ICS Merger

In Q2 2006, the Company recorded restructuring charges of approximately $0.5 million related to severance costs for IDT employees who were terminated in conjunction with its merger with ICS. This action resulted in the reduction of six employees from its sales and manufacturing organizations. These amounts were recorded as $0.3 million as cost of revenues and SG&A of $0.2 million. All amounts related to this action were paid in fiscal 2006.

In Q3 2006, the Company announced its plan to close its design center in Sydney, Australia, due to overlapping projects and teams acquired in conjunction with the merger with ICS. The closure resulted in a reduction-in-force of approximately 15 R&D employees. In Q3 2006, the Company recorded approximately $0.7 million of severance costs related to these employees. Retention costs, which will be earned by employees through the planned closure date in May 2006, will be expensed as incurred. In Q4 2006, the Company paid $0.4 million of severance costs related to these activities and expects to substantially complete the closure in Q1 2007.

Sale of Previously Impaired Assets

During fiscal 2006, the Company sold equipment from its Salinas wafer fabrication facility, which had been previously impaired as part of the fiscal 2002 impairment charges. As the proceeds from these sales exceeded the impaired value of the assets, the Company recorded a credit to Restructuring and impairment of approximately $0.8 million and $2.5 million in fiscal 2006 and 2005, respectively. There were no such proceeds in fiscal 2004.

Intangible Impairment

During Q4 2006, the Company determined that certain intangible assets related to its acquisition of Newave had become impaired, as the tradename is no longer utilized in the Company’s marketing strategy. As such, the Company recorded a charge of $0.6 million to SG&A expense..

Note 6

Investments

Available for Sale Securities

Available-for-sale investments at April 2, 2006 were as follows:

(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agency securities	$29,038	$—	$(258)	$28,780
Bank deposits	29,359	—	—	29,359
Equity securities	1,020	—	—	1,020
Money market instruments	230,623	—	—	230,623

Total available-for-sale investments	290,040	—	(258)	289,782
Less amounts classified as cash equivalents	259,982	—	—	259,982

Short-term investments	$30,058	$—	$(258)	$29,800

Available-for-sale investments at April 3, 2005 were as follows:

(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agency securities	$252,495	$20	$(1,953)	$250,562
State and local government securities	7,650	—	(91)	7,559
Corporate debt instruments	243,045	315	(1,707)	241,653
Bank deposits	14,019	—	—	14,019
Money market instruments	53,074	—	—	53,074

Total available-for-sale investments	570,283	335	(3,751)	566,867
Less amounts classified as cash equivalents	174,395	—	—	174,395

Short-term investments	$395,888	$335	$(3,751)	$392,472

The cost and estimated fair value of available-for-sale debt securities at April 2, 2006, by contractual maturity, were as follows:

(in thousands)	Cost	Estimated Fair Value
Due in 1 year or less	$259,982	$259,982
Due in 1-2 years	29,038	28,780
Due in 2-5 years	—	—

Total investments in available-for-sale debt securities	$289,020	$288,762

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at April 2, 2006.

(in thousands)	Less than 12 months		12 months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government agency securities	$—	$—	$28,780	$(258)	$28,780	$(258)

Total	$—	$—	$28,780	$(258)	$28,780	$(258)

The unrealized losses on the Company’s investments in the obligations of these issuers were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at April 2, 2006.

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at April 3, 2005.

(in thousands)	Less than 12 months		12 months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government agency securities	$180,766	$(1,748)	$13,396	$(205)	$194,162	$(1,953)
State and local government securities	7,558	(91)	—	—	7,558	(91)
Corporate debt instruments	130,051	(1,540)	7,953	(167)	138,004	(1,707)

Total	$318,375	$(3,379)	$21,349	$(372)	$339,724	$(3,751)

The unrealized losses on the Company’s investments in the obligations of these issuers were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. The Company has typically had the ability to hold these investments to maturity thereby not impairing its investment until Q1 2006 when at which time the Company determined that it was likely not able to hold these securities to maturity. The Company sold approximately $441.9 million of available-for-sale securities in fiscal 2006 to fund the cash consideration portion of our merger with ICS and later in the year, the foreign dividend declarations under the American Jobs Creation Act of 2004 (AJCA). The total realized losses for fiscal 2006 were $3.4 million. The Company sold available-for-sale securities with a fair value at the date of sale of $306.8 million and $266.9 million in fiscal 2005 and 2004, respectively. The gross realized gains on these sales totaled $0.4 million and $1.5 million in fiscal 2005 and 2004, respectively.

During Q1 2006, the Company recorded an other-than-temporary loss of $1.7 million on certain available-for-sale investments, the fair value of which had gradually decreased over the prior twelve months as a result of interest rate increases. This action was based upon the magnitude and length of time these securities had been in a continuous unrealized loss position and in consideration of the Company’s near-term cash requirements in anticipation of its merger with ICS. In connection with the consummation of the ICS merger, a significant portion of the Company’s investments were sold, which resulted in an additional loss $0.9 million in Q2 2006. The total loss on the liquidation of securities in conjunction with the Company’s merger with ICS was $2.6 million.

Non-Marketable Equity Securities

In conjunction with the merger with ICS, the Company acquired an Investment and Stock Trade Agreement (the “Agreement”) with Maxtek Technology Co. Ltd (“Maxtek”), an international stocking representative in Taiwan and China and IDT customer. ICS initially invested $4.0 million and owned approximately 10% of Maxtek but had subsequently sold 75% of its initial investment prior to its merger with the Company. Revenues related to Maxtek and its affiliates represented approximately 11% of the Company’s consolidated revenues in fiscal 2006. As of April 2, 2006, the aggregate carrying amount of the Company’s investment in Maxtek was approximately $1.0 million, which represents 1.4 million shares, or approximately 2.0% of the outstanding shares of Maxtek.

Also in conjunction with the merger with ICS, the Company acquired an investment in Best Elite International Limited (“Best Elite”), which owns a wafer fabrication facility in Suzhou, China. The Company purchases wafers from Best Elite’s wafer fabrication facility for certain legacy ICS products. Based upon ICS’ historical purchase activity and activity from the merger date through April 2, 2006, the Company estimates that it purchases approximately $4.0 million of wafers from Best Elite on an annual basis. As of April 2, 2006 the aggregate carrying amount of the Company’s investment in Best Elite was approximately $5.0 million, which represents 4.5 million shares, or approximately 1% of the outstanding shares of Best Elite.

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

Note 7

Commitments and Guarantees

Although the Company owns its corporate headquarters in San Jose, Ca., the Company leases various administrative facilities under operating leases which expire at various dates through fiscal 2013.

As of April 2, 2006, the Company’s financial guarantees consisted of guarantees and standby letters of credit which are primarily related to the Company’s utilization of non-country nationals in Malaysia and Singapore, consumption tax obligation in Japan, and a workers’ compensation plan in the United States. The maximum amount of potential future payments under these arrangements is approximately $1.9 million. The Company also has foreign exchange facilities used for hedging arrangements with banks that allow the Company to enter into foreign exchange contracts totaling approximately $110 million, all of which was available at April 2, 2006.

As of April 2, 2006, aggregate future minimum commitments for the next five fiscal years and thereafter under all operating leases, excluding leases where amounts have been accrued for impairment charges, were as follows (in millions):

2007	$2.7
2008	1.6
2009	1.3
2010	1.2
2011	1.0

Total	$7.8

Rent expense for the years ended April 2, 2006, April 3, 2005, and March 28, 2004 totaled approximately $6.1 million, $9.2 million, and $9.6 million, respectively.

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

The Company maintains a reserve for obligations it incurs under its standard product warranty program and customer, part, or process specific matters. The standard warranty period offered is one year, though in certain instances the warranty period may be extended to as long as two years. Management estimates the fair value of its warranty liability based on actual past warranty claims experience, its policies regarding customer warranty returns and other estimates about the timing and disposition of product returned under the standard program. Customer, part, or process specific reserves are estimated using a specific identification method. Historical warranty returns activity has been minimal. The total reserve was $0.3 million and $0.2 million as of April 2, 2006 and April 3, 2005, respectively.

Note 8

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

Note 9

Goodwill and Other Intangible Assets

Goodwill and identified intangible asset balances are summarized as follows:

(in thousands)	April 2, 2006
	Gross assets	Accumulated amortization	Net assets
Goodwill	$1,010,659	$	$1,010,659

Identified intangible assets:
Existing technology	252,158	(33,883)	218,275
Trademarks	9,834	(2,992)	6,842
Customer relationships	155,396	(27,653)	127,743
Foundry & Assembler relationships	65,256	(35,331)	29,925
Non-compete agreements	52,365	(15,748)	36,617
Other	29,974	(21,604)	8,370

Subtotal, identified intangible assets	564,983	(137,211)	427,772

Total goodwill and identified intangible assets	$1,575,642	$(137,211)	$1,438,431

(in thousands)	April 3, 2005
	Gross assets	Accumulated amortization	Net assets
Goodwill	$55,523	$—	$55,523

Identified intangible assets:
Existing technology	29,284	(5,945)	23,339
Trademark	2,240	(1,250)	990
Customer relationships	5,162	(1,387)	3,775
Non-compete agreement	3,309	(1,646)	1,663
Other	158	(113)	45

Subtotal, identified intangible assets	40,153	(10,341)	29,812

Total goodwill and identified intangible assets	$95,676	$(10,341)	$85,335

Amortization expense for identified intangibles is summarized below:
(in thousands)	Fiscal 2006	Fiscal 2005	Fiscal 2004
Existing technology	$27,938	$4,375	$1,324
Trademarks	1,742	320	320
Customer relationships	26,266	984	402
Foundry & Assembler relationships	35,331	—	—
Non-compete agreements	14,102	812	187
Other	21,491	50	63

Total	$126,870	$6,541	$2,296

The intangible assets are being amortized over estimated useful lives of two to ten years.

Based on the identified intangible assets recorded at April 3, 2006, the future amortization expense of identified intangibles for the next five fiscal years is as follows (in thousands):

Year ending March,	Amount
2007	$147,413
2008	99,840
2009	71,802
2010	44,919
2011	24,839
Thereafter	38,959

Total	$427,772

Changes to the carrying value of goodwill were as follows:

(in thousands)	Goodwill
March 30, 2004	$40,218
Additions	16,048
Adjustments	(743)

March 28, 2005	55,523
Additions	956,373
Adjustments	(1,237)

April 2, 2006	$1,010,659

During fiscal 2006, the Company utilized net operating loss carryforwards acquired in conjunction with the ZettaCom and Solidum acquisitions. At the time the Company finalized its purchase price allocation for these acquisitions, the Company had determined that a valuation allowance had to be provided against the acquired deferred tax assets. To the extent that an acquired tax benefit is not recognized at the acquisition date, it will, when subsequently recognized, first reduce goodwill. Therefore, as the Company was able to utilize certain of these net operating loss carryforwards goodwill was reduced for these corresponding amounts.

In the fourth quarter of fiscal 2005, the Company adjusted goodwill related to the ZettaCom acquisition as a result of a change in estimate on the Company’s lease impairment. As the Company was able to secure a sublease tenant for the former ZettaCom facility than had been estimated in the initial valuation, the Company recorded a $0.7 million adjustment to goodwill for the difference in lease impairment amounts.

Goodwill is reviewed annually for impairment (or more frequently if indicators of impairment arise). The Company completed its annual impairment assessment in the fourth quarters of fiscal 2006, 2005, and 2004 and concluded that goodwill was not impaired. In conjunction with the merger with ICS, the Company reorganized its operating segments and developed a new reporting structure comprised of three reportable segments: (i) Networking, (ii) Timing, and (iii) Standard Products and Other. Goodwill resulting from the merger with ICS was assigned to the Timing segment. Goodwill resulting from the ZettaCom and Solidum acquisitions was assigned to the Networking segment. Finally, Goodwill resulting from the Newave acquisition was assigned to the Standard Products and Other segment.

During the fourth quarters of fiscal 2006 and 2005, the Company recorded $0.6 million and $0.7 million, included in SG&A expense and COGS, respectively, in impairment charges related to certain intangible assets acquired as part of the Newave acquisition in fiscal 2001. In performing the overall impairment analysis for Goodwill, the Company followed the guidance under paragraph 29 of SFAS 142, which requires long-lived assets, other than Goodwill, be tested for impairment first and that the carrying amount of these assets be adjusted for impairment before testing Goodwill. Accordingly, only after adjusting the carrying value of long-lived assets, due to their impairment, did the Company then test the Goodwill.

Note 10

Stockholders’ Equity

Stock Option Plans. Shares of common stock reserved for issuance under the Company’s stock option plans include 19,500,000 shares under the 2004 Equity Plan, 13,500,000 shares under the 1994 Employee Stock Option Plan, 23,500,000 shares under the 1997 Employee Stock Option Plan, and 108,000 shares under the 1994 Director Stock Option Plan. At April 2, 2006, a total of 8,967,799 options were available for issuance under these plans. Also outstanding and exercisable at April 2, 2006 were options initially granted under previous stock option plans which have not been canceled or exercised.

Under the plans, options are issued with an exercise price equal to the market price of the Company’s common stock on the date of grant, and typically expire seven years from the date of grant. Plan participants typically receive an initial grant that vests in annual and/or monthly increments over four years, and generally receive a smaller annual grant which also vests over four years.

In connection with the mergers with Quality Semiconductor Inc. (QSI) and Newave, the Company assumed the stock option plans of those companies. No additional options will be granted under these assumed plans. In connection with the merger with ICS, the Company issued 17.8 million options to former ICS employees, of which 9.2 million represented new hire grants and 8.6 million represented replacement grants.

Following is a summary of the Company’s stock option activity and related weighted average exercise prices for each category:

(shares in thousands)	Fiscal 2006		Fiscal 2005		Fiscal 2004
	Shares	Price	Shares	Price	Shares	Price
Beginning options outstanding	19,447	$13.00	18,817	$13.13	9,552	$14.86
Granted	21,067	11.31	3,722	12.05	11,993	12.40
Exercised	(3,587)	8.83	(1,230)	8.47	(1,491)	7.97
Canceled	(3,177)	12.84	(1,862)	15.42	(1,237)	25.61

Ending options outstanding	33,750	$12.40	19,447	$13.00	18,817	$13.13

Ending options exercisable	17,100	$13.17	12,381	$13.04	10,408	$12.41

Following is summary information about stock options outstanding at April 2, 2006:

(shares in thousands) Range of Exercise Prices	Options Outstanding			Options Exercisable
	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.43 - $10.57	1,891	3.86	$8.74	1,192	$8.18
$10.62 - $10.80	5,100	4.24	$10.80	4,905	$10.80
$10.85 - $11.03	1,847	4.16	$10.99	1,325	$10.98
$11.12 - $11.23	15,492	6.47	$11.23	4,704	$11.23
$11.36 - $11.95	3,594	5.69	$11.70	846	$11.78
$12.00 - $18.31	3,494	4.37	$14.78	2,146	$15.56
$18.56 - $95.94	2,332	3.18	$25.30	1,982	$26.12

$0.43 - $95.94	33,750	5.33	$12.40	17,100	$13.17

Employee Stock Purchase Plan. The Company is authorized to issue up to 11,100,000 shares of its common stock under its 1984 ESPP. Under the ESPP, eligible domestic employees may purchase shares of IDT common stock at 85% of the lower of the beginning or ending fiscal quarterly price. Activity under the ESPP is summarized in the following table:

(shares in thousands)	Fiscal 2006	Fiscal 2005	Fiscal 2004
Number of shares issued	917	1,006	645
Average issuance price	$9.62	$8.08	$9.51
Number of shares available at year-end	2,635	1,553	2,559

Stockholder Rights Plan. In December 1998, the Board of Directors adopted a plan designed to protect the rights of IDT stockholders in the event of a future, unsolicited takeover attempt. Under the plan, each outstanding share of IDT common stock bears one preferred share purchase right. Under certain circumstances, each purchase right entitles its holder to acquire one-hundredth of a share of a newly designated junior participating preferred stock at a price of $45.00 per share. The preferred stock is structured so that the value of one-hundredth of a share of such preferred stock will approximate the value of one share of common stock. The rights do not trade separately and, unless extended by the Board of Directors, will expire on December 21, 2008.

Stock Repurchase Program. In October 2004, under a program authorized by the Board of Directors, the Company initiated a repurchase program designed to offset the impact of share issuances related to option exercises. During fiscal 2005, the Company repurchased 2.1 million shares of its common stock at an aggregate cost of $24.2 million. In October 2005, the Board of Directors approved an additional $25.0 million under the program bringing the total approved program amount to $75.0 million. As of April 2, 2006, the Company completed the program and repurchased a total of 5.7 million shares at an average price of $13.13 per share and a total purchase price of $75.0 million. The repurchases were recorded as treasury stock and result in a reduction of stockholders’ equity.

Note 11

Employee Benefits Plans

Under the Company’s profit sharing plan, substantially all employees are eligible for a designated percentage of profits. Profit sharing contributions totaled $1.8 million, $1.4 million, and $0.6 million in fiscal 2006, 2005, and 2004, respectively. The increase in fiscal 2006 is attributable to the achievement of internal performance metrics and additional personnel, primarily as a result of our merger with ICS. Under a separate incentive compensation plan implemented in fiscal 2006, the Company awards cash bonuses to executive officers, senior management and certain other key employees based on overall company profitability and unit performance objectives. The Company accrued $6.4 million and $1.5 million under this plan in fiscal 2006 and 2005, respectively. There were no amounts accrued under this plan in fiscal 2004.

The Company sponsors a 401(k) retirement matching plan for qualified domestic employees. The Company recorded expenses of approximately $2.6 million, $1.2 million, and $0.6 million in matching contributions under the plan in fiscal 2006, 2005, and 2004, respectively. The increase in fiscal 2006 expenses is primarily attributable to the addition of personnel as a result of our merger with ICS.

The Company has a non-qualified deferred compensation plan, which allows executive officers and other key employees to defer salary, bonus and other compensation-related payments. As of April 2, 2006 and April 3, 2005, plan assets and obligations totaled approximately $10.0 million and $8.7 million, respectively, and were recorded as a component of other assets and other long-term liabilities in the Company’s Consolidated Balance Sheets. The Company incurred costs for this plan for insurance, administration, and other support of $0.6 million, $0.5 million, and $0.8 million in fiscal 2006, 2005, and 2004, respectively.

Note 12 - Income Taxes

The components of income (loss) before taxes and the provision (benefit) for income taxes were as follows:

	Fiscal 2006	Fiscal 2005	Fiscal 2004
Provision:
Income (loss) before taxes:
United States	$4,448	$(5,056)	$53,419
Foreign	(88,557)	18,409	(47,294)

Income (loss) before taxes:	$(84,109)	$13,353	$6,125

Provision (benefit) for taxes:
Current:
United States	$(3,293)	$(8,115)	$(2,038)
State	1,400	(739)	32
Foreign	5,875	4,165	1,735

	3,982	(4,689)	(271)

Deferred:
United Sates	—	—	—
State	—	—	—
Foreign	(6,383)	4,709	—

	(6,383)	4,709	—

Provision (benefit) for taxes:	$(2,401)	$20	$(271)

In fiscal years 2006, 2005 and 2004 approximately $486 thousand, $78 thousand and zero, respectively, of U.S. income tax benefits related to the exercise of certain employee stock options decreased income taxes payable and was credited to additional paid in capital.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities were as follows:

	Fiscal 2006	Fiscal 2005
Deferred tax assets:
Deferred income on shipments to distributors	$8,887	$5,749
Non-deductible accruals and reserves	9,863	6,617
Inventory related and other expenses	6,430	10,016
Net operating losses and credit carryforwards	183,252	183,828
Deferred licensing revenue	442	2,206
Equity earnings in affiliates	4,358	4,418
Depreciation and amortization	22,039	16,672
Other	5,940	6,973

	241,211	236,479

Deferred tax liabilities:

Purchased intangibles	(89,765)	(6,802)
US tax on earnings of foreign subsidiaries not permanently reinvested	(5,591)	(15,077)
Foreign tax on earnings of foreign subsidiaries not permanently reinvested	(268)	(4,709)

	(95,624)	(26,588)

Valuation allowance	(157,775)	(214,600)

Net Deferred tax liabilities	$(12,188)	$(4,709)

In the fourth quarter of fiscal 2003, the Company established a full valuation allowance against its net deferred tax assets because management could not conclude it was more likely than not that these deferred tax assets would be realized. The Company reached this decision based on judgment, which included consideration of historical losses and projections of future profits with substantially more weight being placed on recent losses than any projections of future profitability. Even though the Company generated taxable income for fiscal years 2006, 2005 and 2004, the Company maintains the position at the end of fiscal 2006 that a valuation allowance is still required. Remaining uncertainties associated with the acquisition and integration of ICS combined with the effect of recent corporate legal organization changes compromise the Company’s ability to forecast the utilization of its deferred tax assets with any certainty. In addition, the Company also believes the ICS acquisition and the legal organization changes cause the historical results to not be indicative of expected future performance. As such, the Company has determined that it is still more likely than not that these attributes will not be utilized and maintaining the balance of the valuation allowance, after giving effect to acquisition intangibles related deferred tax liabilities, is still appropriate at the end of fiscal 2006. The Company will continue to monitor the need for the valuation allowance on a quarterly basis and may, with further evidence, determine that the valuation allowance is no longer required. The net deferred tax liability of $12.2 million, relates primarily to book to tax basis differences in various foreign jurisdictions.

The valuation allowance for deferred tax assets decreased by $56.8 million, $0.5 million and $30.3 million during fiscal 2006, 2005 and 2004, respectively. As of April 2, 2006 and April 3, 2005, $50.9 million and $46.3 million of the valuation allowance for deferred tax assets is attributable to stock option deductions arising from activity under the Company’s stock option plans, the benefits of which will increase additional paid-in-capital when realized. Approximately $29.8 million of the valuation allowance at the end of fiscal 2006 will be allocated to reduce goodwill or other non-current intangible assets, when realized.

A reconciliation between the statutory U.S. income tax rate of 35% and the effective rate is as follows:

	Fiscal 2006	Fiscal 2005	Fiscal 2004
Rate Reconciliation:

Provision (benefit) at 35% U.S. statutory rate	($29,438)	$4,673	$2,144
Differences in U.S. and foreign taxes	34,763	2,734	17,559
Extraterritorial income exclusion	—	(945)	(2,170)
Dividends under the American Jobs Creation Act of 2004	5,746	—	—
Non-deductible, acquisition related costs	—	793	503
State tax, net of federal benefit	1,400	26	28
Net operating losses and tax credits benefited	(2,029)	(4,954)	(16,889)
Refunds received from prior years amended returns	—	—	(2,038)
Partial settlement of IRS audit	(9,359)	(7,070)	—
Withholding tax on foreign subsidiary earnings not permanently reinvested	(4,538)	4,709	—
Other	1,054	54	592

Provision (benefit) for taxes	$(2,401)	$20	$(271)

The Company benefits from tax incentives granted by local tax authorities in certain offshore jurisdictions. Fiscal 2006 results reflect a zero tax rate on non-passive income earned in its Singapore subsidiary, which has been granted pioneer status, or exemption of taxes on non-passive income, from the Economic Development Board of Singapore through December 31, 2007. The pioneer status is contingent upon the Company continuing to meet specified investment criteria in fixed assets, personnel, and technology. The impact of this tax holiday was to increase net income by approximately $4.2 million ($0.02 per share, diluted) in FY 2006. The holiday had no effect in fiscal years 2005 and 2004 as these years were prior to our merger with ICS. Also, under Malaysian law, in fiscal 2006 and in past years, the Company generated certain tax incentive benefits to effectively reduce its local tax obligations below the statutory rate of 28%.

On October 22, 2004, the American Jobs Creation Act of 2004 was signed into law. The AJCA created a temporary incentive for U.S. corporations to repatriate accumulated income earned outside the U.S. by providing an 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria in the AJCA are met. The Company will invest these earnings pursuant to an approved domestic reinvestment plan that conforms to the AJCA guidelines. The Company elected to apply this provision to $148.6 million repatriated in fiscal 2006 which the Company will invest pursuant to an approved Domestic Reinvestment Plan that conforms to the AJCA guidelines. The Company recorded additional tax expense for FY 2006 of approximately $5.7 million related to the repatriation of the $148.6 million under the AJCA. In connection with the repatriated foreign earnings, the Company reversed approximately $2.5 million of deferred tax liabilities in fiscal 2006, which were no longer required following the distribution of certain earnings under the AJCA. We also reversed approximately $4.5 million of net deferred tax liabilities in connection with a reduction in anticipated withholding taxes on distributions from the Philippines associated with the wind down of such operations.

U.S. taxes have not been provided on approximately $140 million of indefinitely reinvested foreign subsidiary earnings. Due to the Company’s full valuation allowance, the calculation of the tax impact of remitting these earnings is not practicable at this time.

As of April 2, 2006, the Company had federal net operating loss carryforwards of approximately $207.6 million. In addition, the Company had combined net operating loss carryforwards for state purposes of $184.0 million. The federal net operating loss carryforwards will expire in various fiscal years from 2020 through 2025 if not utilized. The state net operating loss carryforwards will expire in various fiscal years through 2025 if not utilized. In addition, the Company had approximately $52.0 million of federal research and development tax credit carryforwards, $6.4 million of foreign tax credit carryforwards, and $5.6 million of federal alternative minimum tax credit carryforwards. The federal research tax credit carryforwards will expire from fiscal years 2008 through 2026 if not utilized and the foreign tax credit carryforwards will expire from fiscal years 2010 to 2016 if not utilized. The Company also had available approximately $42.8 million of state income tax credit carryforwards, $0.8 million of which will expire in various years through 2012 if not utilized. The Company also had Canadian federal investment tax credits of $2.5 million, which will expire in various fiscal years from 2007 to 2015, if not utilized. In addition, the Company also has Canadian federal and provincial net operating loss carryforwards of approximately $14.1 million which will expire in various fiscal years from 2007 through 2009 if not utilized. The Company had Canadian federal and provincial scientific research and experimental development expenditure carryforwards of approximately $10.2 million, which carryforward indefinitely.

In fiscal 2006, as a result of a partial settlement with the Internal Revenue Service (IRS) pertaining to its examination of certain items in the Company’s income tax returns for fiscal years 2000 through 2002, the Company recorded a net reduction in its income taxes payable of $9.3 million. The examination by the IRS of the Company’s income tax returns for fiscal years 2000 through 2004 has still not yet been completed with respect to certain items. The acquired ICS entity is also under federal audit for fiscal years 2001 through 2003 which has still not been completed. The Company believes that the ultimate resolution of these examinations will not have a material adverse impact on its financial condition or results of operations.

Note 13

Segments

In fiscal 2006, in conjunction with the ICS merger, the Company reorganized its operating segments and developed a new reporting structure comprised of three reportable segments: Networking, Timing, and Standard Products and Other. The Networking segment includes network search engines, switching solutions, integrated communications processors, flow-control management devices, FIFOs, and multi-ports. The Timing segment includes clock management, DIMM support and other timing solution products. The Standard Products and Other segment includes high-speed SRAM, military applications, digital logic products, telecommunications and video products.

Prior period balances have been reclassified to conform to the current period presentation. The tables below provide information about these segments for fiscal 2006, 2005 and 2004:

Segment Revenues

(in thousands)	Fiscal Year Ended
	April 2, 2006	April 3, 2005	March 28, 2004
Networking	$232,629	$230,759	$208,835
Timing	182,773	46,540	29,992
Standard Products and Other	112,376	113,341	106,616

Total revenues	$527,778	$390,640	$345,443

Segment Profit (Loss)

(in thousands)	Fiscal Year Ended
	April 2, 2006	April 3, 2005	March 28, 2004
Networking	$42,279	$44,187	$30,123
Timing	30,776	(8,366)	(2,237)
Standard Products and Other	(3,912)	(10,239)	(31,309)
Restructuring and related	(4,878)	(6,013)	(1,564)
Amortization of intangible assets	(126,870)	(6,541)	(2,296)
Inventory FMV adjustment	(13,349)	—	—
Amortization of deferred stock-based compensation	—	(565)	(1,438)
Facility closure costs	(12,188)	(291)	(1,065)
Acquired in-process research and development	(2,300)	(1,830)	(264)
Acquisition-related costs and other	(4,400)	(2,036)	—
Gains (losses) on investments	(1,705)	(12,831)	3,151
Income tax refund	—	5,617	—
Other	—	—	(330)
Interest expense	(222)	(102)	(344)
Interest income and other, net	12,660	12,363	13,698

Income (loss) before income taxes	$(84,109)	$13,353	$6,125

The Company does not allocate restructuring, acquisition-related costs, interest income and other, and interest expense to its segments. In addition, the Company does not allocate assets to its segments. The Company excludes these items consistent with the manner in which it internally evaluates its results of operations.

The Company’s significant operations outside of the United States include manufacturing facilities in Malaysia and Singapore, design centers in Canada, China and Australia, and sales subsidiaries in Japan, Asia Pacific and Europe. Revenues from unaffiliated customers by geographic area, based on the customers’ shipment locations, were as follows:

(in thousands)	Fiscal Year Ended
	April 2, 2006	April 3, 2005	March 28, 2004
Americas (1)	$136,821	$125,156	$100,215
Europe	62,504	63,925	55,188
Japan	71,337	56,067	54,672
Asia Pacific (2)	257,116	145,492	135,368

Total revenues	$527,778	$390,640	$345,443

(1)	Includes end customers in the United States, Mexico and Canada, of which the later two represent an insignificant amount of revenue.
(2)	We estimate that sales to end customers in Taiwan represented approximately 15% of the Company’s fiscal 2006 revenues. Fiscal 2005 and 2004 revenues to end customers in Taiwan were not material.

The Company’s property, plant and equipment are summarized below by geographic area:

(in thousands)	April 2, 2006		April 3, 2005
United States	$83,113		$99,336
Malaysia	12,066		12,711
Singapore	11,390		—
Philippines	—	(1)	9,921
All other countries	2,094		2,602

Total property, plant and equipment, net	$108,663		$124,570

(1)	In Q3 2006, the Company reclassified certain land and equipment at its former manufacturing facility in the Philippines as held-for-sale. As of April 2, 2006 these assets, having a net book value of $7.1 million, were included as a component of prepayments and other current assets in the Consolidated Balance Sheet.

Note 14

Derivative Financial Instruments

As a result of its significant international operations, sales and purchase transactions, the Company is subject to risks associated with fluctuating currency exchange rates. The Company may use derivative financial instruments to hedge these risks when instruments are available and cost effective in an attempt to minimize the impact of currency exchange rate movements on its operating results and on the cost of capital equipment purchases. The Company may enter into hedges of forecasted transactions when the underlying transaction is highly probable and reasonably certain to occur within the subsequent twelve months. Examples of these exposures would include forecasted expenses of a foreign manufacturing plant, design center or sales office. The Company may additionally enter into a derivative to hedge the foreign currency risk of a capital equipment purchase if the capital equipment purchase order is executed and designated as a firm commitment. The Company does not enter into derivative financial instruments for speculative or trading purposes. During fiscal 2006, the Company executed forecasted cashflow hedges as protection against its operating expense in Japan and Europe. The hedges gain and losses were offset by the underlying cash expenditures and recorded net within the sales and general administrative expenses. There were no hedges of forecasted transactions or firm commitments during fiscal 2005 or fiscal 2004.

The Company may also utilize currency forward contracts to hedge currency exchange rate fluctuations related to certain short term foreign currency assets and liabilities. Gains and losses on these undesignated derivatives offset gains and losses on the assets and liabilities being hedged and the net amount is included in earnings. An insignificant amount of net gains and losses were included in earnings during fiscal 2006, 2005 and 2004.

Besides foreign exchange rate exposure, the Company’s cash and investment portfolios are subject to risks associated with fluctuations in interest rates. While the Company’s policies allow for the use of derivative financial instruments to hedge the fair values of such investments, the Company has yet to enter into this type of hedge.

Note 15

Gain (Loss) on Equity Investments, Net

In Q1 2005, the Company recorded an impairment charge of $12.8 million related to its investment in NetLogic. On July 8, 2004, NetLogic completed an initial public offering at an initial offering price of $12 per share. IDT was included in the offering as a selling shareholder. The IPO pricing, less related commissions implied the investment was worth less than its carrying value. Based in part on the relative magnitude of the decline in value, the Company concluded that there was an other-than-temporary impairment on the investment at June 27, 2004 and accordingly, recorded an impairment charge to adjust the carrying value down to its estimated net realizable value. During the second quarter of fiscal 2005, the Company sold its investment at the previously written down value.

During Q2 2004, the Company sold its remaining shares in PMC-Sierra Inc. (PMC) and recorded a $3.2 million, net gain.

Note 16

Sales Tax Refund

During Q4 2005, the Company received a sales tax refund from the state of California of $5.6 million related to the Manufacturers Investment Credit. As this amount was originally recorded in connection with capital purchases in manufacturing and R&D, the Company allocated the credit back to cost of revenues and R&D expense based on a ratio consistent with the purchases in the years to which the credit applied. Of the total $5.6 million, $4.2 million was recorded as a credit to cost of revenues and $1.4 million as a credit to R&D.

Note 17

Assets Held-for-Sale

In Q1 2006, the Company announced its plans to consolidate its assembly and test operations and outsource a portion of its assembly operations. Under the plan, the Company closed its assembly and test facility in the Philippines, which resulted in a reduction in force of approximately 750 employees. The Company transferred the test and finish work performed at the Manila facility to the Company’s assembly and test facility in Malaysia, and transferred the assembly work and certain assembly equipment to third party sub-contractors. Employees affected by the restructuring were paid an amount equivalent to that required by the local Philippine labor code and an additional amount based upon the number of years of service to the Company. The Company paid approximately $2.3 million in severance and retention costs related to these activities and substantially completed the plan in Q3 2006.

In Q3 2006, the Company began actively marketing the Manila facility, the surrounding land and remaining assets (disposal group) and expects to complete the sale within the next twelve months. In Q3 2006, the Company determined that the plan of sale criteria in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, had been met. The fair market values for the disposal group were researched and estimated by management, and included input provided by third-party valuation experts. These assets, having a net book value of $7.1 million, are classified as held for sale and included as a component of prepayments and other current assets in the Consolidated Balance Sheet as of April 2, 2006. Assets classified as held-for-sale are not depreciated. Given the current market conditions for the sale of older fabrication facilities and related equipment may fluctuate, there can be no assurance that the Company will realize the current net carrying value of the assets held for sale. The Company will reassess the realizability of the carrying value of these assets at the end of each quarter until the assets are sold or otherwise disposed of and additional adjustments may be necessary.

Note 18

Subsequent Event

On May 3, 2006, the Company’s Board of Directors approved a new $50 million share repurchase program. The Company’s previous share repurchase program of $75 million, which was authorized in October 2004 and subsequently modified in October 2005, was completed during Q4 2006. Under this share repurchase program the Company repurchased approximately 5.7 million shares.

SUPPLEMENTARY FINANCIAL INFORMATION (UNAUDITED)

QUARTERLY RESULTS OF OPERATIONS

(in thousands, except per share data)

	Fiscal Year Ended April 2, 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$93,838	$105,689	$160,792	$167,459
Gross profit	42,693	35,739	45,598	53,537
Net income (loss)	6,580	(19,460)	(42,288)	(26,540)
Basic net income (loss) per share	0.06	(0.16)	(0.21)	(0.13)
Diluted net income (loss) per share	0.06	(0.16)	(0.21)	(0.13)

	Fiscal Year Ended April 3, 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$101,307	$96,671	$95,658	$97,004
Gross profit	53,155	50,009	45,612	46,722
Net income (loss)	(5,047)	8,853	3,348	6,179
Basic net income (loss) per share	(0.05)	0.08	0.03	0.06
Diluted net income (loss) per share	(0.05)	0.08	0.03	0.06

During fiscal year 2006, the Company recorded intangible asset amortization of $1.7 million, $12.5 million, $56.8 million and $55.9 million in the first, second, third and fourth quarter, respectively. The increase is attributable to the Company’s merger with ICS and its acquisition of Freescale Assets in the second quarter. The Company also recorded $2.3 million of IPR&D charges in conjunction with the ICS merger. During the first quarter, in anticipation of its merger with ICS, the Company recorded impairment charges for certain investments of $1.7 million. The Company also recorded restructuring costs, including severance and retention, asset impairment, and facility closure costs, of $0.4 million, $7.6 million, $0.7 million and $1.7 million in the first, second, third and fourth quarter, respectively. These charges primarily result from the closure of the Company’s manufacturing facility in the Philippines during the first quarter, the consolidation of its northern California operations to its headquarters in San Jose during the first and second quarter, the closure of its design center in Australia during the third quarter and reductions-in-force implemented during fiscal 2005 and 2006. Offsetting these amounts, the Company recorded credits to restructuring and asset impairment charges of $0.6 million, $0.1 million, and $0.1 million in the first, second and third quarter, respectively. These credits are the result of equipment sales from our former facility in Salinas, whose proceeds exceeded the impaired value of the assets. The fourth quarter also includes a $0.6 million impairment charge related to certain intangible assets related to Newave.

During fiscal year 2005, the Company recorded restructuring and impairment charges of $0.7 million, $0.4 million and $5.8 million in the first, third and fourth quarters of fiscal 2005, respectively. In addition, we recorded credits to restructuring and impairment as the proceeds from the sale of land and equipment exceeded the impaired value of the assets. These credits of $0.2 million, $1.6 million, $0.1 million, and $0.6 million in the first, second, third and fourth quarters of fiscal 2005, respectively. The first quarter includes a $12.8 million other-than-temporary impairment loss in connection with the sale of the Company’s investment in NetLogic. The first quarter also includes a $1.7 million IPR&D charge in connection with the acquisition of ZettaCom, Inc. The third quarter includes an additional IPR&D charge related to a follow-on payment made in connection with the acquisition of certain technologies from IBM in fiscal 2004.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including the Chief Executive Officer and Chief Financial Officer, is engaged in a comprehensive effort to review, evaluate and improve our controls; however, management does not expect that our disclosure controls will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control systems’ objectives are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We assessed the effectiveness of the company’s internal control over financial reporting as of April 2, 2006. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.

Based on our assessment using those criteria, we concluded that our internal control over financial reporting was effective as of April 2, 2006. We have excluded Integrated Circuit Systems, Inc. (ICS) from our assessment of internal control over financial reporting as of April 2, 2006 because it was acquired by the Company in a purchase business combination during fiscal 2006. ICS is a wholly-owned subsidiary whose total assets and total revenues represent 12% and 26%, respectively, of the related consolidated financial statement amounts as of and for the year ended April 2, 2006.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of April 2, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8 of this Annual Report on Form 10-K.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers, and their respective ages as of April 2, 2006, are as follows:

Name	Age	Position
Gregory S. Lang	42	President and Chief Executive Officer
Jimmy Lee	53	Senior Vice President, Timing Solutions Group
Phil Bourekas	42	Vice President, Worldwide Marketing
Thomas Brenner	43	Vice President, Flow Control Management Division
Julian Hawkins	40	Vice President, Worldwide Sales
Clyde Hosein	46	Vice President, Chief Financial Officer
Mike Hunter	54	Vice President, Worldwide Manufacturing
Chuen-Der Lien	50	Vice President, Chief Technical Officer, Circuit and Process Design
Michael Miller	49	Vice President, Chief Technology Officer, Systems Technology
Mario Montana	44	General Manager, Serial Switching Division
Scott Sarnikowski	44	Vice President and Co-general Manager, IP Co-processor Division
Christopher P. Schott	54	Vice President and Co-general Manager, IP Co-processor and SRAM Divisions

Mr. Lang joined IDT as President in October 2001 and became Chief Executive Officer in January 2003. From September 1996 to October 2001, Mr. Lang was Vice President and General Manager, Platform Networking Group at Intel Corporation. Mr. Lang previously held various other management positions during his 15-year tenure at Intel.

Mr. Lee joined IDT in 1984. He was promoted from Vice President, Timing Solutions and Telecom Divisions to Senior Vice President, Timing Solutions Group in 2006. Other previous positions at IDT included Vice President, FIFO Products Division from 1996 to 1999. Prior to joining IDT, Mr. Lee held a management position at Intel Corp.

Mr. Bourekas has been with IDT since 1988. Mr. Bourekas was appointed to his current position in July 2004. Mr. Bourekas was the Vice President, IDT Internetworking Products Division from February 2000 until July 2004. Mr. Bourekas was the Vice President, IDT Strategic Marketing from August 1999 until February 2000. Prior to August 1999, Mr. Bourekas held various engineering, strategic marketing and management positions at IDT.

Mr. Brenner joined IDT in October 2002 as Vice President, Worldwide Marketing and became Vice President, Flow Control Management Division in November 2003. Prior to joining IDT, Mr. Brenner spent five years at LSI Logic and was the Vice President and General Manager, networking ASIC Division.

Mr. Hawkins joined IDT in July 2004. Mr. Hawkins joined IDT from Infineon Technologies, Inc., where he spent three years as Vice President, Sales for North America. In addition, prior industry experience included eight years at Samsung Semiconductor Inc., where Mr. Hawkins held various management positions, including Vice President, Marketing for Memory and Flat Panel LCDs and Vice President, Corporate Account Sales.

Mr. Hosein joined IDT in March 2003 as Vice President and Chief Financial Officer. From 2001 to 2003, Mr. Hosein was the Senior Vice President, Finance and Administration and Chief Financial Officer for Advanced Interconnect Technologies. From 1997 to 2001, Mr. Hosein held various management positions at Candescent Technologies Corporation including Vice President and Chief Financial Officer. Prior to Candescent, Mr. Hosein held various management positions during his 14-year career at IBM.

Mr. Hunter has been with IDT since 1996 and was appointed Vice President, Worldwide Manufacturing in February 1998. Prior to joining IDT, Mr. Hunter held management positions at Chartered Semiconductor Manufacturing Ltd., Fujitsu Personal Systems, Fairchild Semiconductor and Texas Instruments Incorporated.

Dr. Lien joined IDT in 1987 and was appointed to his current position in 1996. Prior to joining IDT, he held engineering positions at Digital Equipment Corporation and AMD.

Mr. Miller has been with IDT since 1985 and was appointed to his current position in August 2002. His previous positions at IDT were engineering management positions in the areas of software, applications and product definition.

Mr. Montana joined IDT in 1997 and became General Manager, Serial Switching Division in 2005. Prior to his current role, Mr. Montana was Director, IDT Serial-Switching Division. Before transitioning to the Serial-Switching Division, Montana was Director, IDT Strategic Marketing Group. Mr. Montana also served as Product Line Director, IDT Telecommunications, FIFO, Logic and Timing groups, respectively.

Mr. Sarnikowski joined IDT in March 2003 as Vice President and Co-general Manager of the IP Co-processor Division. Prior to joining IDT, Mr. Sarnikowski was the Vice President, Marketing for Raza Foundries, Inc. from August 2000 to June 2002. Mr. Sarnikowski also held the position of Vice President, Marketing for Internet Dynamics, Inc. (purchased by RedCreek Networks) during 2000. From 1997 to 2000, Mr. Sarnikowski held various management positions with ADC Telecommunications.

Mr. Schott joined IDT in 1981, and was promoted to Vice President, Multi-port Products in 1989. He assumed the position of Vice President and Co-general Manager, IP Co-processor and SRAM Divisions in December 2000. Subsequent to year end, Mr. Schott retired from IDT.

The information required by this Item with respect to the Company’s Directors is incorporated herein by reference from the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended April 2, 2006 and the information required by this item with respect to the Company’s executive officers is incorporated herein by reference from the section entitled “Executive Officers of the Registrant” in Part I, Item 4A of this Report.

The information concerning compliance with Section 16 of the Securities Exchange Act of 1934 is incorporated herein by reference from the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders. We have adopted a written code of business ethics that applies to all of our employees and to our Board of Directors. A copy of the code is available on our website at http://www.IDT.com. If we make any substantive amendments to the code of business ethics or grant any waiver from a provision of the code of business ethics to any of our directors or officers, we will promptly disclose the nature of the amendment or waiver on our website.

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

The Board is composed of a majority of independent directors. Currently, seven out of nine directors are independent, as defined by the standards set by the SEC and the NASDAQ National Market®. Greg Lang, the president and CEO, is the only director employed by the Company.

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

The Audit Committee oversees the integrity of the Company’s consolidated financial statements and assessment of internal controls; the Company’s compliance with legal and regulatory requirements; the independent registered public accounting firm’s qualifications and independence; and the performance of the Company’s internal audit function and independent registered public accounting firm. The Audit Committee nominates and retains the Company’s independent registered public accounting firm to examine the Company’s accounts, reviews the independence of the independent registered public accounting firm as a factor in making these determinations and pre-approves audit and non-audit services performed by the independent registered public accounting firm. The Audit Committee meets at least once per quarter, and regularly meets with the independent registered public accounting firm without management present, and provides them with access to the Audit Committee at any time. All members of the Audit Committee are financially literate; as such qualification is interpreted by the Company’s Board in its business judgment. In addition, the Chairman of the Audit Committee is a financial expert as defined by the rules of the SEC and the NASDAQ National Market.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference from the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated herein by reference from the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference from the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference from the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements. See “Index to Consolidated Financial Statements” under Item 8 of this Annual Report.

	2.	Financial Statement Schedules. See Schedule II, “Valuation and Qualifying Accounts,” included with this Annual Report.

	3.	Exhibits. The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this report.

Exhibit No.	Description	Page
2.1*	Agreement and Plan of Merger by and among Integrated Device Technology, Inc., Integrated Circuit Systems, Inc., and Colonial Merger Sub I, Inc. (previously filed as Exhibit 2.1 to the Current Report on Form 8-K filed on June 20, 2005).

3.1*	Restated Certificate of Incorporation (previously filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended October 2, 2000).

3.2*	Certificate of Amendment of Restated Certificate of Incorporation (previously filed as Exhibit 3(a) to the Registration Statement on Form 8 dated March 28, 1989).

3.3*	Certificate of Amendment of Restated Certificate of Incorporation (previously filed as Exhibit 4.3 to the Registration Statement on Form S-8 (File Number 33-63133) filed on October 2, 1995).

3.4*	Certificate of Designations specifying the terms of the Series A Junior Participating Preferred Stock of IDT, as filed with the Secretary of State of Delaware (previously filed as Exhibit 3.6 to the Registration Statement on Form 8-A filed December 23, 1998).

3.5*	Bylaws of the Company, as amended and restated effective September 16, 2005 (previously filed as Exhibit 3.1to the Current Report on Form 8-K filed on September 22, 2005).

4.1*	Rights Agreement dated December 21, 1998 between the Company and BankBoston, N.A., as Rights Agent (previously filed as Exhibit 4.1 to the Registration Statement on Form 8-A filed December 23, 1998).

10.5*	1994 Stock Option Plan, as amended as of September 22, 2000 (previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2000).**

10.6*	1994 Directors Stock Option Plan and related documents (previously filed as Exhibit 10.18 to the Quarterly Report on Form 10-Q for the fiscal quarter ended October 2, 1994).**

10.7*	Form of Indemnification Agreement between the Company and its directors and officers (previously filed as Exhibit 10.68 to Annual Report on Form 10-K for the fiscal year ended April 2, 1989).**

10.8*	Technology License Agreement between the Company and MIPS Technologies, Inc (previously filed as Exhibit 10.8 to the Annual Report on Form 10-K for the fiscal year ended March 28, 1999). (Confidential Treatment Granted).

10.10*	Master Distributor Agreement dated August 26, 1985 between the Company and Hamilton/Avnet Electronics, Division of Avnet, Inc. (previously filed as Exhibit 10.54 to the Registration Statement on Form S-1 (File Number 33-3189))

10.12*	Incentive Compensation Plan (previously filed as Exhibit 10.27 to the to the Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2005).**

10.13*	Form of Change of Control Agreement between the Company and certain of its officers **

10.14*	Lease dated December 2002 between the Company and LaGuardia Associates relating to 710 LaGuardia Street, Salinas, California.

10.16*	1997 Stock Option Plan (previously filed as Exhibit 10.23 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002.

10.17*	Purchase and Sale Agreement and Joint Escrow Instructions between the Company and Cadence Design Systems, Inc., dated December 1998 (previously filed as Exhibit 10.27 to the Registration Statement on Form S-4 as filed on March 24, 1999).

10.18*	Distributor Agreement dated June 22, 2000 between the Company and Arrow Electronics, Inc. (previously filed as Exhibit 10.18 to the Annual Report on Form 10-K for the fiscal year ended April 1, 2001). ***

10.19*	Agreement For Purchase And Sale Of Real Property Between Baccarat Silicon, Inc. and Dan Caputo Co. dated August 5, 2003 (previously filed as Exhibit 10.19 to the Quarterly Report on Form 10Q for the fiscal quarter ended June 29, 2003).

10.20*	Lease between the Company and S.I. Hahn, LLC dated February 2000 relating to 2901 Coronado Drive, Santa Clara, California (previously filed as Exhibit 10.20 to the Annual Report on Form 10-K for the fiscal year ended April 2, 2000).

10.21*	Non-Qualified Deferred Compensation Plan effective November 1, 2000 (previously filed as Exhibit 10.21 to the Annual Report on Form 10-K for the fiscal year ended April 1, 2001).**

10.22*	Transition Agreement, dated March 30, 2006, by and between Integrated Device Technology, Inc. and Hock E. Tan (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on March 30, 2006).**

10.23*	Master purchase agreement between Cisco Systems, Inc. and Integrated Device Technology, Inc. dated May 7, 2003 (previously filed as exhibit 10.24 to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2003). ***

10.24*	1984 Employee Stock Purchase Plan, as amended and restated effective September 29, 2003 (previously filed as exhibit 10.25 to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2003).**

10.25*	2004 Equity Plan (previously filed as exhibit 10.25 to the Quarterly Report on Form 10Q for the fiscal quarter ended September 26, 2004) **

10.26*	Agreement For Purchase And Sale of Real Property Between the Company and Electroglas, Inc. dated December 16, 2004 (previously filed as exhibit 10.26 to the Annual Report on Form 10-K for the fiscal year ended April 3, 2005).

21.1	Subsidiaries of the Company.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, dated June 14, 2006.

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, dated June 14, 2006.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit was previously filed with the Commission as indicated and is incorporated herein by reference.
**	This exhibit is a management contract or compensatory plan or arrangement.
***	Confidential treatment has been requested for certain portions of this document pursuant to an application for confidential treatment sent to the Securities and Exchange Commission (SEC). Such portions have been redacted and marked with a triple asterisk. The non-redacted version of this document has been sent to the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRATED DEVICE TECHNOLOGY, INC. Registrant

June 14, 2006	By:	/s/ GREGORY S. LANG
Gregory S. Lang
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ GREGORY S. LANG Gregory S. Lang	Chief Executive Officer , President and Director (Principal Executive Officer)	June 14, 2006

/s/ CLYDE R. HOSEIN Clyde R. Hosein	Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	June 14, 2006

/s/ HOCK E. TAN Hock E. Tan	Chairman of the Board	June 14, 2006

/s/ JOHN C. BOLGER John C. Bolger	Director	June 14, 2006

/s/ LEWIS EGGEBRECHT Lewis Eggebrecht	Director	June 14, 2006

/s/ JOHN D. HOWARD John D. Howard	Director	June 14, 2006

/s/ KEN KANNAPPAN Ken Kannappan	Director	June 14, 2006

/s/ JOHN SCHOFIELD John Schofield	Director	June 14, 2006

/s/ RON SMITH Ron Smith	Director	June 14, 2006

/s/ NAM SUH Nam Suh	Director	June 14, 2006

SCHEDULE II

INTEGRATED DEVICE TECHNOLOGY, INC.

VALUATION AND QUALIFYING ACCOUNTS

(dollars in thousands)	Balance at Beginning of Period	Additions Charged (Credited) to Costs and Expenses	Charged (Credited) to Other Accounts	Deductions and Write-offs	Balance at End of Period
Allowance for returns and doubtful accounts
Year ended March 28, 2004	$1,607	$818	$—	$(760)	$1,665
Year ended April 3, 2005	1,665	1,308	—	(1,556)	1,417
Year ended April 2, 2006	1,417	4,176	—	(484)	5,109
Tax valuation allowance
Year ended March 28, 2004 (1)	$245,531	$(30,291)	$—	$—	$215,240
Year ended April 3, 2005 (1)	215,240	(9,346)	8,706	—	214,600
Year ended April 2, 2006 (1)	214,600	2,487	(59,312)	—	157,775

(1)	Balance as of the end of fiscal 2006, 2005 and 2004 includes approximately $50.9 million, $46.3 million, and $47.5 million, respectively, for deferred tax assets that are attributable to stock option deductions arising from activity under the Company’s stock option plans, the benefits of which will increase additional paid-in capital when realized. In addition, $29.8 million of valuation allowance at the end of fiscal 2006 will be allocated to reduce goodwill or other non-current intangible assets, when realized, from companies IDT has acquired. This activity is reported above in the “Charged (Credited) to Other Accounts” column.