Form 10-Q
period 2006-07-02
INTEGRATED DEVICE TECHNOLOGY INC
filed 2006-08-09
CIK 703361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

☒  Large accelerated filer             ☐  Accelerated filer            ☐  Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No   ☒

The number of outstanding shares of the registrant’s Common Stock, $.001 par value, as of July 30, 2006, was approximately 199,614,410.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTEGRATED DEVICE TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three months ended
	July 2, 2006	July 3, 2005
Revenues	$185,536	$93,838
Cost of revenues	101,301	51,145

Gross profit	84,235	42,693

Operating expenses:
Research and development	39,589	27,456
Selling, general and administrative	47,993	19,061

Total operating expenses	87,582	46,517

Operating loss	(3,347)	(3,824)

Other-than temporary impairment loss on investments	—	(1,705)
Interest expense	(79)	(11)
Interest income and other, net	3,336	3,902

Loss before income taxes	(90)	(1,638)
Provision (benefit) for income taxes	1,474	(8,218)

Net income (loss)	$(1,564)	$6,580

Basic net income (loss) per share	$(0.01)	$0.06
Diluted net income (loss) per share	$(0.01)	$0.06

Weighted average shares:
Basic	198,706	106,474
Diluted	198,706	108,058

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED; IN THOUSANDS)

	July 2, 2006	April 2, 2006
Assets
Current assets:
Cash and cash equivalents	$291,658	$266,173
Short-term investments	42,391	29,800
Accounts receivable, net	107,074	90,882
Inventories	69,845	58,692
Deferred taxes	325	4,085
Prepayments and other current assets	20,474	20,370

Total current assets	531,767	470,002

Property, plant and equipment, net	103,027	108,663
Goodwill	1,010,916	1,010,659
Acquisition-related intangibles, net	390,787	427,772
Other assets	20,531	20,595

Total assets	$2,057,028	$2,037,691

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$49,787	$39,891
Accrued compensation and related expenses	22,234	23,198
Deferred income on shipments to distributors	36,044	29,797
Income taxes payable	18,002	29,119
Other accrued liabilities	27,038	25,633

Total current liabilities	153,105	147,638

Deferred tax liabilities	12,708	16,273
Long-term obligations	16,531	15,581

Total liabilities	182,344	179,492

Stockholders’ equity:
Preferred Stock; $0.001 par value: 10,000,000 shares authorized; no shares issued	—	—
Common stock; $0.001 par value: 350,000,000 shares authorized; 199,083,495 and 198,388,794 shares outstanding	199	198
Additional paid-in capital	2,068,522	2,044,551
Treasury stock	(262,043)	(255,748)
Retained earnings	67,220	68,784
Accumulated other comprehensive income	786	414

Total stockholders’ equity	1,874,684	1,858,199

Total liabilities and stockholders’ equity	$2,057,028	$2,037,691

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED; IN THOUSANDS)

	Three months ended
	July 2, 2006	July 3, 2005
Operating activities
Net income (loss)	$(1,564)	$6,580
Adjustments:
Depreciation	8,558	13,499
Amortization of intangible assets	36,985	1,729
Restructuring and impairment	233	1,705
Stock-based compensation expense	11,010	—
Changes in assets and liabilities:
Accounts receivable, net	(16,192)	3,033
Inventories	(10,317)	13
Other assets	(40)	(343)
Accounts payable	9,896	7,083
Accrued compensation and related expenses	(964)	(1,252)
Deferred income on shipments to distributors	6,247	(2,195)
Income taxes payable	(11,117)	(9,078)
Deferred income taxes	194	—
Other accrued and long-term liabilities	2,503	(1,181)

Net cash provided by operating activities	35,432	19,593

Investing activities
Purchases of property, plant and equipment	(3,555)	(10,154)
Purchases of short-term investments	(12,674)	(12,652)
Proceeds from sales and maturities of short-term investments	—	72,208

Net cash provided by (used for) investing activities	(16,229)	49,402

Financing activities
Issuance of common stock	12,126	9,529
Repurchases of common stock	(6,295)	—

Net cash provided by financing activities	5,831	9,529

Effect of exchange rates on cash and cash equivalents	451	(722)

Net increase in cash and cash equivalents	25,485	77,802
Cash and cash equivalents at beginning of period	266,173	188,761

Cash and cash equivalents at end of period	$291,658	$266,563

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Integrated Device Technology, Inc. (“IDT” or “the Company”) contain all adjustments (which include only normal, recurring adjustments) that are, in the opinion of management, necessary to state fairly the interim financial information included therein. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts in the Company’s financial statements and the accompanying notes. Actual results could differ from those estimates. Certain prior period balances have been reclassified to conform to the current period presentation. All references are to the Company’s fiscal quarters ended July 2, 2006 (Q1 2007), April 2, 2006 (Q4 2006), January 1, 2006 (Q3 2006), October 2, 2006 (Q2 2006) and July 3, 2005 (Q1 2006), unless otherwise indicated.

These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 2, 2006. Operating results for the three month period ended July 2, 2006 are not necessarily indicative of operating results for an entire fiscal year.

Note 2

Significant Accounting Policies

Revenue Recognition. The Company’s revenue relates to semiconductors sold through three channels: direct sales to original equipment manufacturers (“OEM’s”) and electronic manufacturing service providers (“EMS’s”), consignment sales to OEM’s and EMS’s, and sales through distributors. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and our ability to collect is reasonably assured. For direct sales, we recognize revenue in accordance with the applicable shipping terms. Revenue related to the sale of consignment inventory is not recognized until the product is pulled from inventory stock by the customer. For distributors who have stock rotation, price protection and ship from stock pricing adjustment rights, the Company defers revenue and related cost of revenues on sales to these distributors until the product is sold through by the distributor to an end-customer. For distributors who only have limited stock rotation rights, revenue is recognized upon shipment, with reserves recorded for the estimated return exposure in accordance with Statement of Financial Accounting Standards (SFAS) No. 48, Revenue Recognition when Right of Return Exists (SFAS 48). Revenues related to licensing agreements are recognized on a straight-line basis over the period from when the licensee is first contractually permitted to use the related patents or other technology until the first to occur of either the expiration of the contract or the underlying patents. As of July 2, 2006, the Company recognizes revenue on a sell-through basis for North American and European distributors and recognize revenue on a sell-in basis for Asian and Japanese distributors.

Stock-based Compensation: The Company estimates the fair value of stock options using the Black-Scholes valuation model, consistent with the provisions of the Financial Accounting Standards Board’s (FASB) SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R). Option-pricing models require the input of highly subjective assumptions, including the expected term of options, the determination of risk-free interest rates, and the expected price volatility of the stock underlying such options. In addition, the Company estimates the number of share-based awards that will be forfeited due to employee turnover based on historical trends. Finally, the Company capitalizes into inventory a portion of the periodic stock-based compensation expense that relates to employees working in manufacturing activities.

Note 3

Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). FIN 48 is applicable to all uncertain tax positions for taxes accounted for under FASB Statement No. 109, Accounting for Income Taxes (SFAS 109) and substantially changes the applicable accounting model. FIN 48 is likely to cause greater volatility in income statements as more items are recognized discretely within income tax expense. FIN 48 is effective beginning with Company’s first quarter of fiscal year 2008. The Company is currently assessing the impact of FIN 48.

Note 4

Net Income (Loss) Per Share

Net income (loss) per share has been computed using weighted-average common shares outstanding in accordance with SFAS 128, Earnings per Share.

	Three months ended
(in thousands)	July 2, 2006	July 3, 2005
Weighted average common shares outstanding	198,706	106,474
Dilutive effect of employee stock options	—	1,584

Weighted average common shares outstanding, assuming dilution	198,706	108,058

Net loss per share for the three month period ended July 2, 2006 is based only on weighted average shares outstanding. Stock options based equivalent shares for this period of 3.8 million were excluded from the calculation of diluted earnings per share as their effect would be antidilutive in a net loss period. Employee stock options to purchase 16.6 million shares and 8.0 million for the three month periods ended July 2, 2006 and July 3, 2005, respectively, were outstanding, but were excluded from the calculation of diluted earnings per share because the exercise price of the stock options was greater than the average share price of the common shares and therefore, the effect would be antidilutive.

Note 5

Stock-Based Employee Compensation

Compensation Expense

Effective April 3, 2006, the Company adopted the provisions of SFAS 123R, which requires the Company to measure and recognize compensation expense for all share-based payment awards, including employee stock options and rights to purchase shares under employee stock purchase plans, based on their estimated fair value and recognize the costs in the financial statements over the employees’ requisite service period. As permitted by SFAS 123R, the Company elected to use the modified prospective transition method and has not restated its financial results for prior periods. Under this transition method, stock-based compensation expense for Q1 2007 included compensation expense for all stock-based awards granted prior to, but not yet vested as of April 2, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123. Stock-based compensation expense for awards granted after April 2, 2006 was based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

The following table summarizes stock-based compensation expense by line items appearing in the Company’s Condensed Consolidated Statement of Operations and the impact on earnings per share:

(in thousands, except per share amounts)	Three months ended
July 2, 2006
Cost of revenues	$355
Research and development	5,724
Selling, general and administrative	4,931

Total stock-based compensation expense	11,010
Tax effect on stock-based compensation expense	—

Total stock-based compensation expense, net of related tax effects (1)	$11,010

Effect on net income per share:
Basic	$0.06
Diluted	$0.06

(1)	Assumes a zero tax rate for each period presented as the Company has a full valuation allowance.

As stock-based compensation expense recognized in the Condensed Consolidated Statement of Operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures in accordance with the provisions of SFAS 123R. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company attributes the value of stock-based compensation to expense on an accelerated method.

The following table summarizes stock-based compensation expense associated with each type of award:

(in thousands)	Three months ended
July 2, 2006
Employee Stock Options	$11,078
Employee Stock Purchase Plan (“ESPP”)	768
Amounts capitalized in inventory	(836)

Total stock-based compensation expense	$11,010

Valuation Assumptions

The Company uses the Black-Scholes option-pricing model (“Black-Scholes”) as its method of valuation for share-based awards granted beginning in fiscal 2007, the same model used for the Company’s pro forma information required under SFAS 123 in prior periods. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards as well as the option’s expected term.

Assumptions used in the Black-Scholes valuation model were as follows:

Three months ended
July 2, 2006
Stock Option Plans:
Expected Term (1)	4.95 years
Risk-free interest rate (2)	5.03% – 5.14%
Volatility (3)	52%
Dividend Yield (4)	0.0%
ESPP:
Expected Term	0.25 years
Risk-free interest rate	4.67%
Volatility	33%
Dividend Yield	0.0%

(1)	The Company completed an analysis of its stock option exercise behavior over the prior ten years and determined that a five-year expected term is more reflective of the Company’s historical experience, giving consideration to the contractual terms of the awards and vesting schedules.
(2)	The interest rate is based on the average U.S. Treasury interest rate in effect during the quarter.
(3)	The Company believes that the implied volatility of its common stock is an important consideration of current market conditions and a good indicator of the expected volatility of its common stock. However, due to the limited volume of options freely traded over the counter, the Company believes that by itself, it is not representative of the expected volatility of its common stock. Therefore, the Company revised the volatility factor used to estimate the fair value of its stock-based awards upon the adoption of SFAS 123R to be based upon a blend of historical volatility of its common stock and implied volatility of call options and dealer quotes on call options.
(4)	The Company has not paid, nor does it anticipate paying dividends on its common stock.

Equity Incentive Programs

The Company currently issues awards under three equity based plans in order to provide additional incentive and retention to directors and employees who are considered to be essential in the long-range success of the Company. The plans are further described below.

1994 Stock Option Plan (1994 Plan)

In May 1994, the Company’s shareholders approved the 1994 Plan. Under the 1994 Plan, 13,500,000 shares of common stock were made available for issuance as stock options to employees, officers, directors, consultants, independent contractors and advisors of the Company and its affiliates. Shares issuable upon exercise of stock options granted pursuant to the Company’s 1985 Incentive and Nonqualified Stock Option Plan that expire or become unexercisable for any reason without having been exercised in full is also available for distribution under the 1994 Plan (not to exceed 10,000,000 shares). Options granted by the Company under the 1994 Plan generally expire seven years from the date of grant and generally vest over a four-year period from the date of grant. The exercise price of the options granted by the Company under the 1994 Plan shall not be less than 100% of the fair market value for a common share subject to such option on the date the option is granted. As of July 2, 2006, 1,041 shares remain available for future grant under the 1994 Plan.

1997 Employee Stock Option Plan (1997 Plan)

In October 1997, the 1997 Plan was adopted. Under the 1997 Plan, 23,500,000 shares of common stock were made available for issuance as nonqualified stock options to employees, consultants, independent contractors and advisors of the Company and its affiliates; provided that such persons are not officers or directors of the Company. Options granted by the Company under the 1997 Plan generally expire seven years from the date of grant and generally vest over a four-year period from the date of grant. The exercise price of the options granted by the Company under the 1997 Plan shall not be less than 100% of the fair market value for a common share subject to such option on the date the option is granted. As of July 2, 2006, 2,497,305 shares remain available for future grant under the 1997 Plan.

2004 Equity Plan (2004 Plan)

In September 2004, the Company’s shareholders approved the 2004 Plan. Under the 2004 Plan, 19,500,000 shares of common stock were made available for issuance as stock options, restricted stock awards, stock appreciation rights, performance awards, restricted stock unit awards, and stock-based awards to employees, directors and consultants, of which a maximum of 1,000,000 shares are eligible for non-option “full value” awards. The 2004 Plan allows for time-based and performance-based vesting for the awards. Options granted by the Company under the 2004 Plan generally expire seven years from the date of grant and generally vest over a four-year period from the date of grant, with one-quarter of the shares of common stock vesting on the one-year anniversary of the grant date and the remaining shares vesting monthly for the 36 months thereafter. The exercise price of the options granted by the Company under the 2004 Plan shall not be less than 100% of the fair market value for a common share subject to such option on the date the option is granted. Full value awards made under the 2004 Plan shall become vested over a period of not less than three years (or, if vesting is performance-based, over a period of not less than one year) following the date such award is made; provided, however, that full value awards that result in the issuance of an aggregate of up to 5% of common stock available under the 2004 Plan may be granted to any one or more participants without respect to such minimum vesting provisions. As of July 2, 2006, 3,055,527 shares remain available for future grant under the 2004 Plan.

Restricted Stock units available for grant by the Company under the 2004 Plan generally vest over a 36-month period from the grant date. Prior to vesting, participants holding restricted stock units do not have shareholder rights. Shares are issued on or as soon as administratively practicable following the vesting date of the restricted stock units and upon issuance, recordation and delivery, the participant will have all the rights of a shareholder of the Company with respect to voting such stock and receipt of dividends and distributions on such stock. As of July 2, 2006, there were no restricted stock unit grants made under the 2004 Plan.

The following table summarizes the Company’s stock option activities for the quarter ended July 2, 2006:

(in thousands, except per-share amounts)	Shares	Weighted Average Exercise Price
	(in thousands)	(per share)
Options outstanding as of April 3, 2006	33,750	$12.40
Granted	4,060	14.80
Exercised (1)	(873)	10.48
Canceled, Forfeited or Expired	(660)	14.74

Options outstanding as of July 2, 2006	36,277	12.67

Options exercisable at July 2, 2006	17,968	$13.07

(1)	Upon exercise, the Company issues new shares of common stock.

As of July 2, 2006, the weighted average remaining contractual life of options outstanding was 5.3 years and the aggregate intrinsic value was $85.9 million. The weighted average remaining contractual life of options exercisable was 4.4 years and the aggregate intrinsic value was $46.8 million. Unrecognized compensation cost related to nonvested awards was $57.3 million and will be recognized over a weighted average period of 1.5 years.

As of July 2, 2006, stock options vested and expected to vest totaled approximately 32.4 million shares, with a weighted-average exercise price of $12.70 per share and a weighted average remaining contractual life of 5.2 years. The aggregate intrinsic value was approximately $78.3 million.

Three months ended
	July 2, 2006	July 3, 2005
Net cash proceeds from options exercised	$9.1 million	$7.4 million
Total intrinsic value of options exercised	$4.2 million	$4.2 million
Excess tax benefits from options exercised (1)	$0	$0
Weighted average grant-date fair value of options granted	$7.43 per share	$6.02 per share

(1)	Excess tax benefits from the exercise of stock options, if any, are presented in the Company’s Condensed Consolidated Statement of Cash Flows as financing cash flows rather than operating expenses.

1984 ESPP

In July 1984, the Company’s shareholders approved the 1984 ESPP under which eligible employees may purchase shares of the Company’s common stock through payroll deductions (not to exceed 15% of such employee’s compensation) at no lower than 85% of the fair market value of the common stock on the first day or the last day of each fiscal quarter, whichever is lower. Under the 1984 ESPP, 13,100,000 shares of common stock were made available for issuance. The 1984 ESPP is implemented by successive quarterly purchase periods commencing on the first day of each fiscal quarter of the Company. In order to maintain its qualified status under section 423 of the Internal Revenue Code, the 1984 ESPP imposes certain restrictions, including the limitation that no employee is permitted to participate in the 1984 ESPP if the rights of such employee to purchase common stock of the Company under the 1984 ESPP and all similar purchase plans of the Company or its subsidiaries would accrue at a rate which exceeds $25,000 of the fair market value of such stock (determined at the time the right is granted) for each calendar year. During the three months ended July 2, 2006 the Company issued 247,101 shares of common stock with a weighted-average price of $12.05 per share and a weighted-average grant-date fair market value of $3.26 per share.

Prior to the adoption of SFAS 123R

Prior to the adoption of SFAS 123R, the Company accounted for its stock option plans and employee stock purchase plan in accordance with the intrinsic value method prescribed in the Accounting Principles Board No. 25, Accounting for Stock Issued to Employees (APB 25), and presented pro-forma disclosures of the effects of stock-based compensation in accordance with the provisions of SFAS 123 and SFAS 148, Accounting for Stock-Based Compensation, Transition and Disclosure. The following table illustrates the effect on net loss after tax and net loss per share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation.

(in thousands)	Three months ended
July 3, 2005
Reported net income (loss)	$6,580
Add: Stock-based compensation included in reported net income (loss)	—
Deduct: Stock-based employee compensation expense determined under a fair-value based method for all awards (1)	(6,675)

Pro forma net loss	$(95)

Pro forma net loss per share:
Basic	$0.00
Diluted	$0.00
Reported net income (loss) per share:
Basic	$0.06
Diluted	$0.06

(1)	Assumes a zero tax rate for each period presented as the Company has a full valuation allowance.

For the three months ended July 3, 2005, the fair value of employee stock options and ESPP was estimated using the following assumptions:

Three months ended
July 2, 2005
Stock Option Plans:
Expected Term	3.98 years
Risk-free interest rate	3.9%
Volatility	65%
Dividend Yield	0.0%
ESPP:
Expected Term	0.25 years
Risk-free interest rate	2.8%
Volatility	46%
Dividend Yield	0.0%

Prior to the adoption of SFAS 123R the Company’s volatility factor was based on the historical volatility of its common stock. Expected term represented the period that its stock-based awards are expected to be outstanding and was based on historical exercise patterns, giving consideration to the contractual terms of the awards and vesting schedules. The interest rate was based on the average U.S. Treasury interest rate in effect during the quarter.

Note 6

Cash Equivalents and Investments

Cash equivalents are highly liquid investments with original maturities of three months or less at the time of purchase. All of the Company’s investments are classified as available-for-sale at July 2, 2006 and April 2, 2006. Available-for-sale investments are classified as short-term, as these investments generally consist of highly marketable securities that are intended to be available to meet near-term cash requirements. Investment securities classified as available-for-sale are reported at market value, and net unrealized gains or losses are recorded in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, until realized. Realized gains and losses on investments are computed based upon specific identification and are included in interest income and other, net. Management evaluates investments on a regular basis to determine if an other-than-temporary impairment has occurred.

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

During Q1 2006, the Company recorded an other-than-temporary loss of $1.7 million on certain available-for-sale investments, the fair value of which had gradually decreased over the prior twelve months as a result of interest rate increases. This action was based upon the magnitude and length of time these securities had been in a continuous unrealized loss position and in consideration of the Company’s near-term cash requirements in anticipation of the merger with Integrated Circuit Systems, Inc. (ICS), which as completed in September 2005. In connection with the consummation of the ICS merger, a significant portion of the Company’s investments were sold, resulting in a realized loss in Q2 2006, of an additional $0.9 million for a total loss of $2.6 million, including the other-than-temporary loss recorded in Q1 2006.

Note 7

Investment in Non-Marketable Equity Securities

In conjunction with the merger with ICS, the Company acquired an Investment and Stock Trade Agreement with Maxtek Technology Co. Ltd (“Maxtek”), an international stocking representative in Taiwan and China and an IDT customer. ICS initially invested $4.0 million and owned approximately 10% of Maxtek but had subsequently sold 75% of its initial investment prior to its merger with IDT. As of July 2, 2006, the aggregate carrying amount of the Company’s investment in Maxtek was approximately $1.0 million, or 2.0% of the outstanding shares of Maxtek.

Also in conjunction with the merger with ICS, the Company acquired an investment in Best Elite International Limited (“Best Elite”), which owns a wafer fabrication facility in Suzhou, China. The Company purchases wafers from Best Elite’s wafer fabrication facility for certain legacy ICS products. As of July 2, 2006 the aggregate carrying amount of the Company’s investment in Best Elite was approximately $5.0 million, or 1% of the outstanding shares of Best Elite.

Note 8

Inventories

Inventories are summarized as follows:

(in thousands)	July 2, 2006	April 2, 2006
Raw materials	$19,153	$10,009
Work-in-process	43,309	32,944
Finished goods	7,383	15,739

Total inventories	$69,845	$58,692

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

In accordance with SFAS 141, Business Combinations, the Company has allocated the purchase price to the estimated tangible and intangible assets acquired and liabilities assumed, including in-process research and development, based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. ICS’ technology provides a greater diversity of products and enhanced research and development capability, which allows IDT to pursue an expanded market opportunities. In addition, there is significant potential for improved manufacturing performance. These opportunities, along with the ability to leverage the ICS workforce, were significant contributing factors to the establishment of the purchase price, resulting in the recognition of a significant amount of goodwill. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management estimates and assumptions, and other information compiled by management, including third-party valuations that utilize established valuation techniques appropriate for the high-technology industry. Goodwill recorded as a result of this merger is not expected to be deductible for tax purposes. In accordance with SFAS 142, Goodwill and Other Intangible Assets, goodwill is not amortized but will be reviewed at least annually for impairment. Purchased intangibles with finite lives are being amortized over their respective estimated useful lives, which in some cases involves the use of either an accelerated method or a straight line basis. The purchase price has been allocated as follows:

(in millions)	Fair Value
Net tangible assets acquired	$240.2
Amortizable intangible assets	484.8
In-process research and development	2.3
Above market lease liability	(2.0)
Goodwill	956.7

Total purchase price	$1,682.0

A summary of the allocation of amortizable intangible assets is as follows:

	Fair Value (in millions)	Method	Useful Lives (years)	Wtd. Avg. Lives from date of merger (years)
Amortizable intangible assets:
Existing Technology	$202.6	Straight-Line	3-10	5.9
Customer Relationships	138.7	Accelerated	3.3-9.3	6.2
Distributor Relationships	15.4	Accelerated	1.3-2.3	2.1
Foundry Relationships	39.2	Accelerated	4.3	4.3
Assembler Relationships	21.5	Accelerated	2.3	2.3
Non-Compete Agreements	47.7	Straight-Line	2	2
Tradename	8.0	Straight-Line	2-10	4.8
Backlog	11.7	Straight-Line	.5	.5

Total	$484.8

Useful lives are primarily based on the underlying assumptions used in the discounted cash flow models.

Goodwill Adjustment

During Q1 2007, the Company adjusted goodwill associated with our merger with ICS by $0.3 million that was attributable to pre-acquisition contingencies paid in Q1 2007.

Net Tangible Assets

ICS’ assets and liabilities as of September 16, 2005 were reviewed and adjusted, if required, to their estimated fair value. The Company adjusted ICS’ fixed assets by approximately $6.3 million to write up ICS’ historical net book value to estimated fair value as of the date of the close net of capitalized assets which did not meet IDT’s asset capitalization criteria. The Company also accrued for restructuring charges of $3.2 million, related to estimated severance charges and facility closure costs related to facilities leased by ICS. The Company recognized these costs in accordance with the Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with Purchase Business Combinations. Approximately 45 former ICS employees were terminated in conjunction with the acquisition. As of July 2, 2006 all severance and retention amounts had been paid for such employees.

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

In-process Research and Development

Of the total purchase price, $2.3 million was allocated to IPR&D. Projects that qualify as IPR&D represent those that have not yet reached technological feasibility and which have no alternative future use. Technological feasibility is established when an enterprise has completed all planning, designing, coding, and testing activities that are necessary to establish that a product can be produced to meet its design specifications including functions, features, and technical performance requirement. The value of IPR&D was determined by considering the importance of each project to the Company’s overall development plan, estimating costs to develop the purchased IPR&D into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value based on the percentage of completion of the IPR&D projects. The Company utilized the DCF method to value the IPR&D, using rates ranging from 17% to 30%, depending on the estimated useful life of the technology. Based on the relatively few projects underway at the close of the acquisition and the significant leverage on existing technology of in-process projects, IPR&D was not a significant component of the acquired business. Each of these individually immaterial projects were completed in fiscal 2006.

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

Other identified intangibles consist of tradename, non-compete agreements, backlog, workforce, and various agreements. The Company valued these intangibles using various valuation techniques typically used in the high-tech industry. The Company utilized discount factors of 10-17% and is amortizing the intangible assets over 0.25 – 5 years.

Note 11

Goodwill and Other Intangible Assets

Goodwill is reviewed annually for impairment in our fourth fiscal quarter (or more frequently if indicators of impairment arise). In conjunction with the merger with ICS, the Company reorganized its operating segments and developed a new reporting structure comprised of three reportable segments: (i) Networking, (ii) Timing, and (iii) Standard Products and Other. Goodwill resulting from the merger with ICS was assigned to the Timing segment. All goodwill associated with acquisitions prior to ICS has been assigned to the Networking segment.

Balances as of July 2, 2006 and April 2, 2006 are summarized as follows:

	July 2, 2006
(in thousands)	Gross assets	Accumulated amortization		Net assets
Goodwill	$1,010,916	$		$1,010,916

Identified intangible assets:
Existing technology	252,158		(45,849)	206,309
Trademarks	9,834		(3,655)	6,179
Customer relationships	155,396		(38,119)	117,277
Foundry & Assembler relationships	65,256		(41,243)	24,013
Non-compete agreements	52,365		(22,070)	30,295
Other	29,974		(23,260)	6,714

Subtotal, identified intangible assets	564,983		(174,196)	390,787

Total goodwill and identified intangible assets	$1,575,899		$(174,196)	$1,401,703

	April 2,2006
(in thousands)	Gross assets	Accumulated amortization	Net assets
Goodwill	$1,010,659	$—	$1,010,659

Identified intangible assets:
Existing technology	252,158	(33,883)	218,275
Trademarks	9,834	(2,992)	6,842
Customer relationships	155,396	(27,653)	127,743
Foundry & Assembler relationships	65,256	(35,331)	29,925
Non-compete agreements	52,365	(15,748)	36,617
Other	29,974	(21,604)	8,370

Subtotal, identified intangible assets	564,983	(137,211)	427,772

Total goodwill and identified intangible assets	$1,575,642	$(137,211)	$1,438,431

Amortization expense for identified intangibles is summarized below:

	Three months ended
(in thousands)	July 2, 2006	July 3, 2005
Existing technology	$11,966	$1,131
Trademarks	663	80
Customer relationships	10,466	276
Foundry & Assembler relationships	5,912	—
Non-compete agreements	6,322	237
Other	1,656	5

Total	$36,985	$1,729

Based on the identified intangible assets recorded at July 2, 2006, the future amortization expense of identified intangibles for the next five fiscal years is as follows (in thousands):

Year ending March,	Amount
Remainder of FY 2007	$110,428
2008	99,840
2009	71,802
2010	44,919
2011	24,839
Thereafter	38,959

Total	$390,787

Note 12

Comprehensive Income (Loss)

The components of comprehensive income (loss) were as follows:

	Three months ended
(in thousands)	July 2, 2006	July 3, 2005
Net income (loss)	$(1,564)	$6,580
Currency translation adjustments	458	(697)
Change in unrealized loss on derivatives, net of taxes	—	(72)
Change in net unrealized gain (loss) on investments, net of taxes	(86)	2,547

Comprehensive income (loss)	$(1,192)	$8,358

The components of accumulated other comprehensive income (loss) was as follows:

	Three months ended
(in thousands)	July 2, 2006	April 2, 2006
Cumulative translation adjustments	$1,130	$672
Unrealized loss on available-for-sale investments	(344)	(258)

Total accumulated other comprehensive income	786	414

Note 13

Derivative Financial Instruments

As a result of its international operations, sales and purchase transactions, the Company is subject to risks associated with fluctuating currency exchange rates. The Company may use derivative financial instruments from time to time to hedge these risks when instruments are available and cost effective in an attempt to minimize the impact of currency exchange rate movements on its operating results and on the cost of capital equipment purchases. During the quarter, the Company utilized forward currency contracts to settle short term foreign currency denominated payables of which such gains and losses were recorded through earnings. As of the end of the quarter, the Company did not have any outstanding foreign currency contracts that were designated as hedges of forecasted cashflows or capital equipment purchases. The Company does not enter into derivative financial instruments for speculative or trading purposes.

An immaterial amount of net gains and losses were included in earnings during Q1 2006 and Q1 2007.

Besides foreign exchange rate exposure, the Company’s cash and investment portfolios are subject to risks associated with fluctuations in interest rates. While the Company’s policies allow for the use of derivative financial instruments to hedge the fair values of such investments, the Company has yet to enter into this type of hedge.

Note 14

Industry Segments

In conjunction with the ICS merger, the Company reorganized its operating segments and developed a new reporting structure comprised of three reportable segments: (i) Networking; (ii) Timing; and (iii) Standard Products and Other. The Networking segment includes network search engines, switching solutions, integrated communications processors, flow-control management devices, FIFOs, and multi-port products. The Timing segment includes clock management, DIMM support and other timing solution products. The Standard Products and Other segment includes high-speed SRAM, military applications, digital logic products, telecommunications and video products.

Prior period balances have been reclassified to conform to the current period presentation. The tables below provide information about these segments for the three month periods ended July 2, 2006 and July 3, 2005:

Revenues by segment

	Three months ended
(in thousands)	July 2, 2006	July 3, 2005
Networking	$68,557	$56,501
Timing	82,576	13,038
Standard Products and Other	34,403	24,299

Total consolidated revenues	$185,536	$93,838

Income (Loss) by segment

	Three months ended
(in thousands)	July 2, 2006	July 3, 2005
Networking	$20,311	$7,931
Timing	21,297	(2,879)
Standard Products and Other	7,250	(2,986)
Amortization of intangible assets	(36,985)	(1,729)
Inventory FMV adjustment	(1,509)	—
Acquisition related costs and other	(1,962)	(498)
Restructuring and related	(532)	(1,273)
Facility closure costs	(207)	(2,954)
Stock-based compensation expense	(11,010)	—
Asset impairment	—	564
Other-than-temporary impairment loss on investments	—	(1,705)
Interest income and other, net	3,336	3,902
Interest expense	(79)	(11)

Loss before income taxes	$(90)	$(1,638)

The Company does not allocate restructuring, acquisition-related costs, stock-based compensation, interest income and other, and interest expense to its segments. In addition, the Company does not allocate assets to its segments. The Company excludes these items consistent with the manner in which it internally evaluates its results of operations.

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

The Company maintains a reserve for obligations it incurs under its standard product warranty program and customer, part, or process specific matters. The standard warranty period offered is one year, though in certain instances the warranty period may be extended to as long as two years. Management estimates the fair value of its warranty liability based on actual past warranty claims experience, its policies regarding customer warranty returns and other estimates about the timing and disposition of product returned under the standard program. Customer, part, or process specific reserves are estimated using a specific identification method. Historical warranty returns activity has been minimal. The total reserve was $0.2 million and $0.1 million as of July 2, 2006 and July 3, 2005, respectively.

Note 16

Restructuring and Asset Impairment

The following table shows the breakdown of the restructuring and asset impairment charges and the liability remaining as of July 2, 2006:

	Cost of goods sold		Operating Expenses
(In thousands)	Restructuring	Asset impairment – PP&E	Restructuring	Asset impairment – PP&E
Balance as of April 2, 2006	$3,020	$—	$4,430
Q1 2007 charges (credits)	64		747	$231
Non-cash charges				(231)
Cash Receipts (payments)	(982)		(1,615)

Balance as of July 2, 2006	$2,102	$—	$3,562	$—

Restructuring Actions

In fiscal 2006 and 2005, as part of an effort to streamline operations and increase profitability, the Company implemented reductions-in-force (RIF) that impacted many of its operations, including its northern California and Oregon workforce, its assembly and test facility in the Philippines and its design center in Australia.

In Q4 2006, the Company initiated a RIF, primarily affecting the manufacturing workforce in Oregon. This action resulted in the reduction of approximately 35 employees. The Company recorded $0.8 million in Q4 2006, which was equivalent to the portion guaranteed each employee by policy, in accordance with Statement of Financial Accounting Standards No. 112, Employers’ Accounting for Postemployment Benefits. In Q1 2007, the Company recorded an additional $0.5 million, which represents the remaining severance and benefits owed to the affected employees. During Q1 2007, the Company paid approximately $1.1 million related to this action. The Company aniticpates the substantial completion of this restructuring action in Q2 2007.

During Q2 2006, the Company completed the consolidation of its Northern California workforce to its San Jose headquarters and exited leased facilities in Salinas and Santa Clara. Upon exiting the buildings the Company recorded lease impairment charges of approximately $6.5 million, which represented the future rental payments under the agreements, reduced by an estimate of sublease income, discounted to present value using an interest rate applicable to the Company. The Company also wrote-off certain leasehold improvements and assets no longer in use of approximately $0.6 million. Through Q1 2007, approximately $1.8 million of these lease payments have been made.

In fiscal 2005, the Company initiated a RIF, which included many of its operations. The Company recorded restructuring charges of $6.9 million, which primarily consisted of severance and related termination benefits. The charges were recorded as cost of revenues of $3.2 million and operating expenses of $3.7 million. As part of the January 2005 RIF, a portion of the employees remained with the Company over a retention period. During Q3 2006, in conjunction with the merger with ICS, the Company extended the retention period for certain employees involved with integration activities. The Company substantially completed this restructuring action during Q1 2007.

Restructuring in Connection with the ICS Merger

In Q3 2006, the Company announced its plan to close its design center in Sydney, Australia, due to overlapping projects and teams acquired in conjunction with the merger with ICS. The closure resulted in a RIF of approximately 15 employees. In Q3 2006, we recorded approximately $0.7 million of severance costs related to these employees. In Q1 2007, upon the exit of the leased facility, the Company paid a termination fee of approximately $0.3 million and wrote-off approximately $0.2 million of leasehold improvements. The Company completed this restructuring activity during Q1 2007.

Note 17

Assets Held for Sale

In Q1 2006, the Company announced its plans to consolidate its assembly and test operations and outsource a portion of its assembly operations. Under the plan, the Company closed its assembly and test facility in the Philippines, which resulted in a reduction in force of approximately 750 employees. The Company also transferred the test and finish work performed at the Manila facility to the Company’s assembly and test facility in Malaysia, and transferred the assembly work and certain assembly equipment to third party sub-contractors.

In Q3 2006, the Company began actively marketing the Manila facility, the surrounding land and remaining assets (disposal group) and expects to complete the sale within the next twelve months. In Q3 2006, the Company determined that the plan of sale criteria in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, had been met. The fair market values for the disposal group were researched and estimated by management, and included input provided by third-party valuation experts. These assets, having a net book value of $7.1 million, are classified as held for sale and included as a component of prepayments and other current assets as of July 2, 2006. Assets classified as held-for-sale are not depreciated. Given the current market conditions for the sale of older fabrication facilities and related equipment may fluctuate, there can be no assurance that the Company will realize the current net carrying value of the assets held for sale. The Company will reassess the realizability of the carrying value of these assets at the end of each quarter until the assets are sold or otherwise disposed of and additional adjustments may be necessary.

Note 18

Share Repurchase Program

On May 3, 2006, the Company’s Board of Directors approved a new $50.0 million share repurchase program. Repurchases under the Company’s stock repurchase program may be made from time to time in the open market and in negotiated transactions, including block transactions or accelerated stock repurchase transactions, at times and at prices considered appropriate by the Company. The repurchase program may be discontinued at any time.

In Q1 2007, the Company repurchased 0.4 million shares of its common stock at an aggregate cost of $6.3 million, leaving approximately $44.0 million available for future purchases under the current program. Since the Company first began buying back its stock in fiscal 2001, the Company has repurchased 13.1 million shares at a cost of $262.0 million. Repurchases are recorded as treasury stock and result in a reduction of stockholders’ equity.

Note 19

Income Taxes

The Company recorded an income tax provision of approximately $1.5 million in Q1 2007 as compared to an income tax benefit of approximately $8.2 million in Q1 2006. The provision for income taxes in Q1 2007 primarily reflects estimated foreign income and withholding taxes and estimated U.S. state taxes. The provision for income taxes in Q1 2006 primarily reflects estimated foreign income and withholding taxes, estimated U.S. federal alternative minimum taxes and U.S. state taxes, offset by the benefit of a reversal of a reserve related to an IRS audit.

As of July 2, 2006, the Company continued to maintain a full valuation allowance against its net U.S. deferred tax asset as it could not conclude that it is more likely than not that it will be able to realize its U.S. deferred tax assets in the foreseeable future.

In Q1 2006, as a result of a partial settlement with the IRS pertaining to its examination of certain items in its income tax returns for fiscal years 2000 through 2002, the Company recorded a net reduction in its income taxes payable of $8.9 million as a partial settlement. The examination by the IRS of the Company’s income tax returns for fiscal years 2003 and 2004 has not yet been finally determined.

Note 20

Subsequent Event

On July 25, 2006 the Company announced it had reached an agreement with Sigmatel, Inc. to purchase its PC audio product line. Based on the terms of the transaction, the Company will acquire the product line, which includes Sigmatel’s corresponding intellectual property and employee teams, as well as certain other assets and liabilities for $72.0 million in cash.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All references are to our fiscal quarters ended July 2, 2006 (Q1 2007), April 2, 2006 (Q4 2006), January 1, 2006 (Q3 2006), October 2, 2006 (Q2 2006) and July 3, 2005 (Q1 2006), unless otherwise indicated. Quarterly financial results may not be indicative of the financial results of future periods.

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

We believe that the following accounting policies are “critical” as defined by the Securities and Exchange Commission, in that they are both highly important to the portrayal of our financial condition and results, and require difficult management judgments and assumptions about matters that are inherently uncertain. We also have other important policies, including those related to revenue recognition and concentration of credit risk. However, these policies do not meet the definition of critical accounting policies because they do not generally require us to make estimates or judgments that are significant, difficult or subjective. These policies are discussed in the Notes to the Consolidated Financial Statements, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 2, 2006.

Income Taxes. We account for income taxes under an asset and liability approach that requires the expected future tax consequences of temporary differences between book and tax bases of assets and liabilities be recognized as deferred tax assets and liabilities. Generally accepted accounting principles require us to evaluate the ability to realize the value of our net deferred tax assets on an ongoing basis. A valuation allowance is recorded to reduce the net deferred tax assets to an amount that will more likely than not be realized. Accordingly, we consider various tax planning strategies, forecasts of future taxable income and our most recent operating results in assessing the need for a valuation allowance. In the consideration of the ability to realize the value of net deferred tax assets, recent results must be given substantially more weight than any projections of future profitability. In the fourth quarter of fiscal 2003, we determined that, under applicable accounting principles, it was more likely than not that we would not realize any value for any of our net deferred tax assets. Accordingly, we established a valuation allowance equal to 100% of the amount of these net assets. Our assumptions regarding the ultimate realization of these assets remained unchanged in Q1 2007 and accordingly, we continue to maintain a valuation allowance equal to 100% of the amount of these assets.

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

Valuation of Long-Lived Assets and Goodwill. We own and operate our own manufacturing facilities, as further described in Part I of our Annual Report on Form 10-K for the fiscal year ended April 2, 2006, and have also acquired certain businesses and product portfolios in recent years. As a result, we have significant property, plant and equipment, goodwill and other intangible assets. We evaluate these items for impairment on an annual basis, or sooner, if events or changes in circumstances indicate that carrying values may not be recoverable. Triggering events for impairment reviews may include adverse industry or economic trends, significant restructuring actions, significantly lowered projections of profitability, or a sustained decline in our market capitalization. Evaluations of possible impairment and, if applicable, adjustments to carrying values, require us to estimate, among other factors, future cash flows, useful lives and fair market values of our reporting units and assets. Actual results may vary from our expectations.

Stock-based Compensation. On April 3, 2006, we adopted the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which requires that we measure and recognize compensation expense for all share-based payments awards, including employee stock options and rights to purchase shares under employee stock purchase plans, based on their estimated fair value and recognize the costs in the financial statements over the employees’ requisite service period. Total share-based compensation expense during Q1 2007 was $11.0 million.

Calculating the fair value of share-based awards at the date of grant requires estimates and significant judgment. We use the Black-Scholes option pricing model to estimate the fair value of employee stock options and rights to purchase shares under employee stock purchase plans, consistent with the provisions of SFAS 123R. Option-pricing models require the input of highly subjective assumptions, including the expected term of options, the determination of risk-free interest rates, and the expected price volatility of the stock underlying such options. Our stock price volatility assumption was based on a blend of historical volatility of the Company’s common stock and implied volatility of call options and dealer quotes on call options. Changes in the subjective assumptions required in the valuation models may significantly affect the estimated value of the awards, the related stock-based compensation expense and, consequently, our results of operations.

In addition, SFAS 123R requires that we estimate the number of share-based awards that will be forfeited due to employee turnover. Quarterly changes in the estimated forfeiture rate can have a significant effect on reported stock-based compensation expense, as the effect of adjusting the rate for all expense amortization after April 3, 2006 is recognized in the period the forfeiture estimate is changed. If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment will be made to increase the estimated forfeiture rate, which will result in a decrease to the expense recognized in the financial statements. If the actual forfeiture rate is lower than the estimated forfeiture rate, then an adjustment will be made to lower the estimated forfeiture rate, which will result in a increase to the expense recognized in the financial statements. The effect of forfeiture adjustments in Q1 2007 was insignificant. The expense we recognize in future periods is also affected by changes in the estimated forfeiture rate and may differ significantly from amounts recognized in the current period and/or our forecasts.

Results of Operations

Revenues (Q1 2007 compared to Q1 2006). Our revenues for Q1 2007 were $185.5 million, an increase of $91.7 million, or 97.7% compared to Q1 2006. Revenues increased substantially when compared to the same period one year ago as a result of our merger with ICS in September 2005 and increases in our networking and timing end market segments. On a combined basis, adding the two companies prior to the merger, our revenues increased 22% year over year in Q1. Overall, average selling prices (ASPs) per unit for our products decreased in Q1 2007 compared to Q1 2006, as products acquired through our merger with ICS have historically carried lower overall ASPs than those in our product portfolio. Units sold also increased significantly, primarily as a result of the ICS merger. However, specific comparisons of units and pricing on a year over year basis are not meaningful until we have comparable periods of results including ICS.

Revenues for our Networking segment (which includes network search engines (NSEs), switching solutions, flow-control management devices, FIFOs, multi-port products, and integrated communications processors) increased $12.1 million, or 21.3%. Revenues for our Timing segment (which includes clock management, DIMM support and other timing solution products) increased $69.5 million, or 533.4% driven primarily by revenues from the products acquired from ICS. Revenues for our Standard Products and Other segment (which includes high-speed SRAM, military applications, digital logic, telecommunications and video products) increased $10.1 million, or 41.6%.

We experienced revenue growth in each of our geographic regions when compared to the same period one year ago. Revenues in the Americas, Europe, Japan, and Asia Pacific region (APAC) increased 107.4%, 81.2%, 107.4%, and 93.2%, respectively. Worldwide revenue growth was primarily as a result of our merger with ICS and, to a lesser extent, strength in these regions of our newly developed products. As a percentage of revenues, the APAC region was our largest region representing 42.8% in Q1 2007, a decrease of 1% when compared to the same quarter one year ago.

Revenues (Q1 2007 compared to Q4 2006). Sequentially, our revenues increased $18.1 million, or 10.8% compared to Q4 2006. Overall ASPs improved 19.8% due to a favorable shift in our overall mix of products sold including our NSE and Advanced Memory Buffer (AMB) products which are higher ASP products and experienced growth in the quarter. Overall units sold were lower by approximately 9.3 million units, or 6.5%, as a result of seasonal weakness for our PC Clock products, slightly offset by strength in our other products, including AMB.

Revenues for our Networking segment increased sequentially by $4.3 million, or 6.7%, which is attributable to strong sales of our Network Search Engine products. ASPs increased 2.0% during the quarter as a result of mix while units sold were essentially flat. Revenues for our Timing segment increased $10.2 million, or 14.2% driven primarily by the ramp of our AMB products. ASPs increased 28.5% while units sold were down 11.2% as PC Clock products carry lower ASPs and revenues were down in the quarter, offset by AMB product sales. Revenues for our Standard Products and Other segment increased $3.6 million, or 11.5% driven by growth in our telecom products. ASPs increased 8.5% while units sold increased 6.0%.

With the exception of APAC, we experienced sequential revenue growth in each of our geographic regions when compared to Q4 2006. Revenues in the Americas, Europe, and Japan increased 27.4%, 14.0%, and 23.2%, respectively attributable to over strength in the markets that we serve. Revenues in APAC decreased 2.4% compared to Q4 2006, primarily due to seasonal weakness in sales of our PC Clock products.

Revenues (recent trends and outlook). We currently expect our revenue in Q2 2007 to be up moderately as compared to Q1 2007 driven by growth in new product areas such as AMB, seasonal growth in clock products for PC’s and game consoles, and acquisition of SigmaTel’s PC audio product line.

Gross profit (Q1 2007 compared to Q1 2006). Gross profit for Q1 2007 was $84.2 million, an increase of $41.5 million compared to $42.7 million in Q1 2006. Our gross margin for Q1 2007 was 45.4% compared to 45.5% for Q1 2006. Increases in gross profit were primarily driven by a significant increase in revenues as noted above, sales of products with higher standard margins, including products acquired as part of the ICS merger and the ramp of AMB products. Our gross profit also benefited from improved utilization of our internal manufacturing capacity, a reduction in depreciation expense driven largely by assets located at our fabrication facility that are now fully-depreciated and spending improvements related to restructuring measures. The offsetting decreases in our gross profit are attributable to costs related to our merger with ICS and acquisition of Freescale Assets, including $18.3 million of intangible asset amortization and $1.5 million of incremental cost related to the sale of acquired inventory, valued at fair market value less an estimated selling cost. In addition, we recorded $0.4 million of stock-based compensation expense as a result of our adoption of SFAS 123R. We believe that gross profit during Q1 2007 was un-affected by the sale of product previously reserved as excess, while Q1 2006 gross profit benefited by $0.8 million.

Gross profit (Q1 2007 compared to Q4 2006). Gross profit for Q1 2007 was $84.2 million, an increase of $30.7 million compared to $53.5 million in Q4 2006. Gross margin for Q1 2007 was 45.4% compared to 32.0% for Q4 2006. The increase in our gross profit is primarily attributable to a significant increase in revenues as noted above, overhead cost reductions resulting from our restructuring measures, improved utilization of our internal manufacturing capacity and a reduction in depreciation expense driven largely by assets located at our fabrication facility that are now fully-depreciated. We also benefited from a $15.3 million decrease in intangible asset amortization compared to the prior quarter. Offsetting these amounts, we recorded $0.4 million of stock-based compensation expense as a result of our adoption of FAS 123R. We believe that gross profit in Q1 2007 and Q4 2006 did not benefit from the sale of product previously reserved as excess.

Stock-based compensation (Q1 2007 compared to Q1 2006). Stock-based compensation totaled $11.0 million in Q1 2007, compared to zero in Q1 2006. Effective April 3, 2006, we adopted the modified prospective transition method under the provisions of SFAS 123R. Prior to the adoption of SFAS 123R, we accounted for our equity incentive plans under the intrinsic value recognition and measurement principles of the Accounting Principles Board No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations. Accordingly, no stock-based compensation, other than amounts recorded in conjunction with acquisitions, was recognized in net income. Unrecognized compensation cost related to nonvested awards was $57.3 million and will be recognized over a weighted average period of 1.5 years.

Operating Expenses

The following table shows operating expenses for the three months ended July 2, 2006, July 3, 2005 and April 2, 2006 (in thousands):

	Three months ended
	July 2, 2006	% of Net Revenues	July 3, 2005	% of Net Revenues	April 2, 2006	% of Net Revenues

Research and Development	$39,589	21%	$27,456	29%	$35,825	21%

Selling, General and Administrative	$47,993	26%	$19,061	20%	$49,956	30%

Research and development (Q1 2007 compared to Q1 2006). Research and Development (R&D) expenses increased $12.1 million in Q1 2007 compared to Q1 2006. The increases were primarily due to employee-related expenses, which increased $10.1 million as a result of our merger with ICS and performance-related bonuses, partially offset by cost savings associated with our restructuring activities. In addition, we recorded $5.7 million of stock-based compensation in conjunction with our adoption of SFAS 123R in the current quarter. Indirect materials and maintenance expenses increased $1.7 million and $1.0 million, respectively, due to increased product development activity, primarily as a result of our merger with ICS. The increases in expenses were offset by decreases in allocations of manufacturing spending to R&D activities of $6.9 million due primarily to the closure of our assembly and test facility in the Philippines in fiscal 2006. In addition, outside services decreased $0.3 million as a result of costs incurred in conjunction with the exit of our leased facilities in Santa Clara and the relocation to our San Jose headquarters that were not present in Q1 2007.

Research and development (Q1 2007 compared to Q4 2006). R&D expenses increased $3.8 million in Q1 2007 compared to Q4 2006. The increase was attributable to employee-related expenses, which increased $5.1 million as a result of performance-related bonuses, partially offset by cost savings associated with our restructuring activities. In addition, we recorded $5.7 million of stock-based compensation in conjunction with our adoption of SFAS 123R in the current quarter. The increases in expenses were offset by decreases in allocations of manufacturing spending to R&D activities of $5.3 million for the reasons noted above and an approximate $1.0 million decrease in depreciation expenses, primarily as attributable to a roll off of depreciation at our wafer fabrication facility.

We anticipate that R&D spending in Q2 2007 will increase moderately compared to Q1 2007 due to new product development activities and the acquisition of SigmaTel’s PC audio product line.

Selling, General and Administrative (Q1 2007 compared to Q1 2006). Selling, General and Administrative (SG&A) expenses increased $28.9 million in Q1 2007 compared to Q1 2006. The increases were attributable to the amortization of intangible assets, which increased $18.3 million as a result of our merger with ICS and the acquisition of Freescale Assets. In addition, we recorded $4.9 million of stock-based compensation in conjunction with our adoption of SFAS 123R in the current quarter. Employee-related expenses increased $4.2 million as a result of our merger with ICS and performance-related bonuses, partially offset by cost savings associated with our restructuring activities. Finally, sales representative commissions also increased $2.1 million, primarily as a result of increased revenues.

Selling, General and Administrative (Q1 2007 compared to Q4 2006). SG&A expenses decreased $2.0 million in Q1 2007 compared to Q4 2006. The decreases were attributable to a $4.3 million decrease in the amortization of intangible assets and a $0.9 million decrease sales representative commissions. We also experienced decreases in outside services, facilities expenses and insurance costs, the sum of which totaled approximately $1.0 million. These decreases were partially offset by the recording of $4.9 million of stock-based compensation in conjunction with our adoption of SFAS 123R in the current quarter.

We currently anticipate that SG&A spending in Q2 2007 will increase slightly compared to Q1 2007 due to revenue related expenses and the acquisition of SigmaTel’s PC audio product line.

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

Interest income and other, net. Interest income and other, net, was $3.3 million, a decrease of $0.6 million, or 14.5% compared to Q1 2006. The decrease is primarily attributable to a lower investment balance as a result of the cash used in our merger with ICS, partially offset by higher average interest rates.

Provision/Benefit for income taxes. We recorded an income tax provision of $1.5 million in Q1 2007 as compared to an income tax benefit of approximately $8.2 million in Q1 2006. The provision for income taxes in Q1 2007 primarily reflects estimated foreign income and withholding taxes and estimated U.S. state taxes. The provision for income taxes in Q1 2006 primarily reflects estimated foreign income and withholding taxes, estimated U.S. federal alternative minimum taxes and U.S. state taxes, offset by the benefit of a reversal of a reserve related to an IRS audit.

As of July 2, 2006, we continued to maintain a full valuation allowance against our net U.S. deferred tax asset as we could not conclude that it is more likely than not that we will be able to realize our U.S. deferred tax assets in the foreseeable future.

In Q1 2006, as a result of a partial settlement with the IRS pertaining to its examination of certain items in our income tax returns for fiscal years 2000 through 2002, we recorded a net reduction in its income taxes payable of $8.9 million as a partial settlement. The examination by the IRS of our income tax returns for fiscal years 2003 and 2004 has not yet been finally determined.

Liquidity and Capital Resources

Our cash and marketable securities were $334.0 million at July 2, 2006, an increase of $38.1 million compared to April 2, 2006. We had no debt outstanding at July 2, 2006.

We recorded a net loss of $1.6 million in Q1 2007, compared to net income of $6.6 million during in Q1 2006. Net cash provided by operating activities increased $15.8 million or 80.8% to $35.4 million in Q1 2007 compared to $19.6 million for Q1 2006. A summary of the significant changes in non-cash adjustments affecting net income (loss) is as follows:

•	Amortization of intangible assets was $37.0 million in Q1 2007, compared to $1.7 million in Q1 2006. The increase is attributable to our merger with ICS and acquisition of Freescale Assets.

•	Stock-based compensation expense was $11.0 million in Q1 2007. We recorded no such expenses in the same period in fiscal 2006.

•	Depreciation expense was $8.6 million in Q1 2007, compared to $13.5 million during in Q1 2006. The decrease is primarily the attributable to assets located at our fabrication facility in Hillsboro, Oregon that are now fully-depreciated.

•	We recorded an impairment charge of $0.2 million in Q1 2007 related to the exit of our leased facility in Sydney. In Q1 2006 we recorded an other-than-temporary impairment charge of $1.7 million related to investments in our portfolio that had been trading at below cost for more than 12 months. We recorded no such charge during the same period in fiscal 2007.

Net sources of cash related to working capital-related items decreased $15.9 million, from a net $3.9 million use of cash in Q1 2006 to a net $19.8 million use of cash in Q1 2007. Working capital items consuming relatively more cash in Q1 2007 included:

•	An increase in accounts receivable of $16.2 million in Q1 2007, compared to a decrease of $3.0 million in Q1 2006. The increase is primarily attributable to higher revenues as a result of our merger with ICS and sales of our AMB and NSE products.

•	An increase in inventory of $10.3 million in Q1 2007, compared to a nominal decrease of $13 thousand in Q1 2006. The increase is primarily attributable to our adjusting inventory levels to meet anticipated customer demand, including the ramp of our AMB product and the anticipated recovery of the PC Clock market.

•	A decrease in income taxes payable of $11.1 million in Q1 2007, compared to a decrease of $9.1 million in Q1 2006. The decrease in Q1 2007 is primarily attributable to payments, while the decrease in the prior year is attributable to the net reduction of approximately $8.9 million of previously accrued tax reserves in conjunction with our receiving a final determination from the IRS on issues in connection with our audit for tax years 2000 to 2002.

The above factors were offset by other working capital items that provided relatively more cash in Q1 2007:

•	An increase in accounts payable of $9.9 million in Q1 2007, compared to an increase of $7.1 million in Q1 2006. The increase in Q1 2007 is due to the increases in overall activity as a result of the ICS merger, as well as the timing of payments. The increase in the prior year was due to the timing of certain purchases and costs, including construction and move-related costs associated with our San Jose headquarters, and the consolidation of buildings at our Santa Clara facility.

•	An increase of $6.2 million in deferred income on shipments to distributors in Q1 2007, compared to a decrease of $2.2 million in Q1 2006. The increase in Q1 2007 is due to our distributors increasing their inventory levels to meet anticipated customer demand.

Net cash used in investing activities was $16.2 million in Q1 2007 compared to net proceeds of $49.4 million in Q1 2006. The decrease is primarily attributable to a decrease in the liquidation of investments. During Q1 2007, net cash used to purchases securities was $12.7 million as we continue to rebuild our investment portfolio, compared to net proceeds of $59.6 million in Q1 2006 as we began to liquidate our portfolio in anticipation of the cash requirements for the ICS merger. In addition, capital expenditures were lower by approximately $6.6 million in Q1 2007 compared to Q1 2006 as we continue to move to an increasingly fabless semiconductor capital model.

Net cash generated by financing activities in Q1 2007 was $5.8 million, compared to $9.5 million in Q1 2006. The decrease was primarily attributable to the repurchase of approximately $6.3 million of common stock in Q1 2007. We had no such activity in Q1 2006. This decrease was partially offset by an increase in proceeds from the issuances of common stock, which were higher by approximately $2.6 million compared to the same period in fiscal 2006 due to the increased stock price in the current year.

We anticipate capital expenditures of approximately $25.0 million during fiscal 2007 to be financed through cash generated from operations and existing cash and investments. This estimate includes $3.6 million in capital expenditures in Q1 2007.

We believe that existing cash and investment balances, together with cash flows from operations, should be sufficient to meet our working capital and capital expenditure needs for the next twelve months. Should we need to investigate other financing alternatives however, we cannot be certain that additional financing will be available on satisfactory terms.

As of July 2, 2006, we had no off-balance sheet arrangements, as defined under Regulation S-K Item 303(a)(4), that are reasonably likely to have a future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). FIN 48 is applicable to all uncertain tax positions for taxes accounted for under FASB Statement No. 109, Accounting for Income Taxes (SFAS 109) and substantially changes the applicable accounting model. FIN 48 is likely to cause greater volatility in income statements as more items are recognized discretely within income tax expense. FIN 48 is effective beginning with Company’s first quarter of fiscal year 2008. The Company is currently assessing the impact of FIN 48.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our interest rate risk relates primarily to our short-term investments of $42.4 million as of July 2, 2006. By policy, we limit our exposure to long-term investments and mitigate the credit risk through diversification and adherence to a policy requiring the purchase of highly rated securities. As of July 2, 2006 and April 2, 2006, the Company’s cash and investment portfolio was highly concentrated in securities with same day liquidity. Due to the relatively short duration of our investment portfolio, a hypothetical 10% change in interest rates would not have a material effect on the value of our portfolio at this time. We do not currently use derivative financial instruments in our investment portfolio.

In addition, we maintain a portfolio of investments for certain deferred compensation arrangements, the fair value of which was $11.0 million as of July 2, 2006. The portfolio is managed to achieve the same investment allocation as the participants’ directed investment election, which is classified in Other Long-Term Liabilities within the Consolidated Balance Sheet.

At July 2, 2006, we had no outstanding debt.

We are exposed to foreign currency exchange rate risk as a result of international sales, assets and liabilities of foreign subsidiaries, local operating expenses of our foreign entities and capital purchases denominated in foreign currencies. We may use derivative financial instruments to help manage our foreign currency exchange exposures. However, as of July 2, 2006 we have no such instruments outstanding. We do not enter into derivatives for speculative or trading purposes. We performed a sensitivity analysis as of July 2, 2006 and determined that, without hedging the exposure, a 10% change in the value of the U.S. dollar would result in an approximate 0.4% impact on gross profit margin percentage, as we operate manufacturing facilities in Malaysia and Singapore, and an approximate 0.3% impact to operating expenses (as a percentage of revenue) as we operate sales offices in Japan and throughout Europe and design centers in China and Canada.

We did not have any currency exposure related to any outstanding capital purchases as of July 2, 2006 or April 2, 2006.

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

At July 2, 2006, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level. There have been no changes in our internal controls over financial reporting during the Company’s most recent fiscal quarter that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 1A. RISK FACTORS

Our operating results can fluctuate dramatically. Our operating results have fluctuated in the past and are likely to vary in the future. For example, we recorded a net loss of $81.7 million in fiscal 2006 after recording net income of $13.3 million and $6.4 million in fiscal 2005 and 2004, respectively. Fluctuations in operating results can result from a wide variety of factors, including:

•	The cyclicality of the semiconductor industry and industry-wide wafer processing capacity;

•	Difficulty in predicting customer product requirements;

•	• Adverse financial conditions experienced by any of our large customers;

•	Changes in demand for our products and in the markets we and our customers serve;

•	The success and timing of new product and process technology announcements and introductions from us or our competitors;

•	Potential loss of market share among a concentrated group of customers;

•	Competitive pricing pressures;

•	Changes in the demand for and mix of products sold;

•	Production difficulties and interruptions caused by our complex manufacturing and logistics operations;

•	Difficulty in managing fixed costs of our manufacturing capability in the face of changes in demand;

•	Reduced control over our manufacturing and product delivery as a result of our increasing reliance on subcontractors;

•	Availability and costs of raw materials, and of foundry and other manufacturing services;

•	Unexpected changes in customer product requirement forecasts;

•	Costs associated with other events, such as intellectual property disputes, or other litigation; and

•	Political and economic conditions in various geographic areas.

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

A significant amount of our accounts receivable is concentrated with a relatively small number of our customers. As a result of our merger with ICS, we maintain significant relationships with distributors with whom we had no operating experience prior to the merger. For example, Maxtek and its affiliates represented 9% of our gross accounts receivable balance as of July 2, 2006. If any one or more of these global distributors were to file for bankruptcy or otherwise experience significantly adverse financial conditions, our business and financial results could be adversely impacted.

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

Our results are dependent on the success of new products. The markets we serve are characterized by price competition, rapid technological change, evolving standards, short product life cycles and continuous erosion of average selling prices. Consequently, our future success will be highly dependent upon our ability to continually develop new products using the latest and most cost-effective technologies, introduce our products in commercial quantities to the marketplace ahead of the competition and have our products selected for inclusion in leading systems manufacturers’ products. In addition, the development of new products and wafer processing technology will continue to require significant R&D expenditures. If we are unable to successfully develop, produce and market new products in a timely manner, to have our products available in commercial quantities ahead of competitive products or to have our products selected for inclusion in products of systems manufacturers and to sell them at gross margins comparable to or better than our current products, our future results of operations could be adversely impacted. In addition, our future revenue growth is also partially dependent on our ability to penetrate new markets, where we have limited experience and where competitors are already entrenched. Even if we are able to develop, produce and successfully market new products in a timely manner, such new products may not achieve market acceptance.

We are dependent on a concentrated group of customers for a significant part of our revenues. A large portion of our revenues depend on sales to a limited number of customers. If these relationships were to diminish, and if these customers were to develop their own solutions or adopt a competitor’s solution instead of buying our products, our results could be adversely affected. For example, any diminished relationship with Cisco or other key customers could adversely affect our results. While we historically have made few sales to Cisco directly, when all channels of distribution are considered, including sales of product to electronic manufacturing service providers (“EMS”) customers, we estimate that Cisco represented between 17-20% of our total revenues in Q1 2007. As a result of the ICS merger, our Cisco business has become a smaller percentage of our total revenues, but Cisco still represents our largest customer.

Many of our end-customer OEMs have outsourced their manufacturing to a concentrated group of global EMSs who then buy product directly from us on behalf of the OEM. EMSs have achieved greater autonomy in the design win, product qualification and product purchasing decisions, especially for commodity products. Furthermore, these EMSs have generally been centralizing their global procurement processes. This has had the effect of concentrating a significant percentage of our revenue with a small number of companies. For example, one EMS, Solectron, accounted for approximately 9% of our fiscal 2006 revenues and represented approximately 12% of our accounts receivable as of April 2, 2006. Competition for the business of these EMSs is intense and there is no assurance we can remain competitive and retain our existing market share with these customers. If these companies were to allocate a higher share of commodity or second-source business to our competitors instead of buying our products, our results would be adversely affected. Furthermore, as EMSs have represented a growing percentage of our overall business, our concentration of credit and other business risks with these customers has increased. Competition among global EMSs is intense as they operate on extremely thin margins. Overall, the financial condition of EMSs, on average, declined significantly during the industry downturn in fiscal 2001- 2002. If any one or more of these global EMSs were to file for bankruptcy or otherwise experience significantly adverse financial conditions, our business would be adversely impacted as well.

Finally, we utilize a relatively small number of global and regional distributors around the world, who buy product directly from us on behalf of their customers. For example, one distributor, Avnet, represented approximately 13% of our revenues for fiscal 2006 and represented approximately 7% of our accounts receivable as of April 2, 2006. If our business relationships were to diminish or any one or more of these global distributors were to file for bankruptcy or otherwise experience significantly adverse financial conditions, our business could be adversely impacted. Because we will be dependent upon continued revenue from a small group of OEM end customers, EMSs and global and regional distributors, any material delay, cancellation or reduction of orders from or loss of these or other major customers could cause our sales to decline significantly, and we may not be able to reduce the accompanying expenses at the same rate.

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

A portion of our manufacturing capability is relatively fixed in nature. Although we have reduced our manufacturing cost structure substantially over the past five years, a portion of our manufacturing capability is relatively fixed in nature. Large and rapid swings in demand for our products can make it difficult to efficiently utilize this capacity on a consistent basis. Significant reductions in demand for our products, as we have most recently experienced in fiscal 2002 and 2003, will result in material under utilization of our manufacturing facilities while sudden increases in demand for our products could leave us short of capacity and unable to capitalize on incremental revenue opportunities. These swings and the resulting under utilization of our manufacturing capacity or inability to procure sufficient capacity to meet end customer demand for our products will cause material fluctuations in the gross margins we report, and could have a material adverse affect thereon.

We build most of our products based on estimated demand forecasts. Demand for our products can change rapidly and without advance notice. Demand can also be affected by changes in our customers’ levels of inventory and differences in the timing and pattern of orders from their end customers. If demand forecasts are inaccurate or change suddenly, we may me be left with large amounts of unsold products, may not be able to fill all actual orders, may not be able to efficiently utilize our existing manufacturing capacity or make optimal investment and other business decisions. As a result, we may end up with excess and obsolete inventory or we may be unable to meet customer short-term demands, either of which could have an adverse impact on our operating results.

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

We have limited experience with government contracting, which entails differentiated business risks. Currently, certain of our subsidiaries derive revenue from contracts and subcontracts with agencies of, or prime contractors to, the U.S. government, including U.S. military agencies. Although former employees of ICS who work for us have experience contracting with agencies of the U.S. government, historically we have not contracted with agencies of the U.S. government. As a company engaged, in part, in supplying defense-related equipment to U.S. government agencies, we are subject to certain business risks that are peculiar to companies that contract with U.S. government agencies. These risks include the ability of the U.S. government unilaterally to:

•	Terminate contracts at its convenience;

•	Terminate, modify or reduce the value of existing contracts, if its budgetary constraints or needs change;

•	Cancel multi-year contracts and related orders, if funds become unavailable;

•	Adjust contract costs and fees on the basis of audits performed by U.S. government agencies;

•	Control and potentially prohibit the export of our products;

•	Require that the company continue to supply products despite the expiration of a contract under certain circumstances; and

•	Require that the company fill certain types of rated orders for the U.S. government prior to filling any orders for other customers; and

•	Suspend us from receiving new contracts pending resolution of any alleged violations of procurement laws or regulations.

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

International operations add increased volatility to our operating results. A growing and now substantial percentage of our revenues are derived from international sales, as summarized below:

(percentage of total revenues)	First three months of fiscal 2007	Twelve months of Fiscal 2006	Twelve months of Fiscal 2005
Americas	30%	26%	32%
Asia Pacific	43%	49%	37%
Japan	15%	13%	14%
Europe	12%	12%	17%

Total	100%	100%	100%

In addition, our test and assembly facilities in Malaysia and Singapore, our design centers in Canada and China, and our foreign sales offices incur payroll, facility and other expenses in local currencies. Accordingly, movements in foreign currency exchange rates can impact our revenues and costs of goods sold, as well as both pricing and demand for our products.

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

Finally, in support of our international operations, a portion of our cash and investment portfolio accumulates offshore. At July

2, 2006, we had cash and investments of approximately $84.3 million invested overseas in accounts belonging to various IDT foreign operating entities. While these amounts are primarily invested in US dollars, a portion is held in foreign currencies, and all offshore balances are exposed to local political, banking, currency control and other risks. In addition, these amounts may be subject to tax and other restrictions, if repatriated.

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

We are exposed to potential impairment charges on investments. From time to time, we have made strategic investments in other companies, both public and private. If the companies that we invest in are unable to execute their plans and succeed in their respective markets, we may not benefit from such investments, and we could potentially lose the amounts we invest. In addition, we evaluate our investment portfolio on a regular basis to determine if impairments have occurred. Impairment charges could have a material impact on our results of operations in any period. For example, in Q1 2006, we recorded impairment charges of $1.7 million for our investment portfolio related to our acquisition of Newave.

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

Our results of operations could vary as a result of the methods, estimates and judgments we use in applying our accounting policies. The methods, estimates and judgments we use in applying our accounting policies have a significant impact on our results of operations (see “Critical Accounting Policies” in Part I, Item 2 of this Form 10-Q). Such methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and factors may arise over time that lead us to change our methods, estimates and judgments. Changes in those methods, estimates and judgments could significantly affect our results of operations. In particular, the calculation of stock-based compensation expense under SFAS 123R requires us to use valuation methodologies (which were not developed for use in valuing employee stock options) and make a number of assumptions, estimates and conclusions regarding matters such as expected forfeitures, expected volatility of our share price and the exercise behavior of our employees. Changes in these variables could impact our stock-based compensation expense and have a significant impact on our gross margins, R&D and SG&A expenses.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information with respect to repurchases of our common stock during the third quarter of fiscal 2006:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Approximate total dollar value of shares that may yet be purchased under the program (1)
April 3, 2006 – April 30, 2006	—	—	—	—
May 1, 2006 – May 28, 2006	425,000	$14.81	425,000	$43,705,000
May 29, 2009 – July 2, 2006	—	—	—	—

Total	425,000	$14.81	425,000

(1)	In May 2006 our Board of Directors authorized a program to repurchase up to $50,000,000 of the Company’s common stock. The repurchase program may be discontinued at any time.

ITEM 6. EXHIBITS

(a) The following exhibits are filed herewith:

Exhibit number	Description
31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, dated August 9, 2006.

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, dated August 9, 2006.

32.1	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, dated August 9, 2006.

32.2	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, dated August 9, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRATED DEVICE TECHNOLOGY, INC.

Date: August 9, 2006	/s/ GREGORY S. LANG
Gregory S. Lang
President and Chief Executive Officer
(duly authorized officer)

Date: August 9, 2006	/s/ CLYDE R. HOSEIN
Clyde R. Hosein
Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)