Form 10-Q
period 2006-10-01
INTEGRATED DEVICE TECHNOLOGY INC
filed 2006-11-13
CIK 703361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2006

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

The number of outstanding shares of the registrant's Common Stock, $.001 par value, as of October 29, 2006, was approximately 198,658,906.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTEGRATED DEVICE TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three months ended		Six months ended
	Oct. 1, 2006	Oct. 2, 2005	Oct. 1, 2006	Oct. 2, 2005
Revenues	$205,176	$105,689	$390,712	$199,527
Cost of revenues	118,506	69,950	219,807	121,095

Gross profit	86,670	35,739	170,905	78,432

Operating expenses:

Research and development	40,878	28,081	80,467	55,537
Selling, general and administrative	48,987	25,657	96,980	44,718
Acquired in-process research and development	500	2,500	500	2,500

Total operating expenses	90,365	56,238	177,947	102,755

Operating loss	(3,695)	(20,499)	(7,042)	(24,323)

Other-than temporary impairment loss on investments	—	—	—	(1,705)
Interest expense	(72)	(63)	(151)	(74)
Interest income and other, net	3,905	3,167	7,241	7,069

Income (loss) before income taxes	138	(17,395)	48	(19,033)
Provision (benefit) from income taxes	801	2,065	2,275	(6,153)

Net loss	$(663)	$(19,460)	$(2,227)	$(12,880)

Basic net loss per share	$(0.00)	$(0.16)	$(0.01)	$(0.11)
Diluted net loss per share	$(0.00)	$(0.16)	$(0.01)	$(0.11)

Weighted average shares:
Basic	199,860	124,507	199,283	115,490
Diluted	199,860	124,507	199,283	115,490

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED; IN THOUSANDS)

	Oct. 1, 2006	April 2, 2006
Assets
Current assets:
Cash and cash equivalents	$262,881	$266,173
Short-term investments	69,553	29,800
Accounts receivable, net	98,994	90,882
Inventories	91,699	58,692
Deferred taxes	326	4,085
Prepayments and other current assets	17,907	20,370

Total current assets	541,360	470,002

Property, plant and equipment, net	101,033	108,663
Goodwill	1,038,988	1,010,659
Acquisition-related intangibles, net	393,411	427,772
Other assets	19,431	20,595

Total assets	$2,094,223	$2,037,691

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$57,084	$39,891
Accrued compensation and related expenses	30,977	23,198
Deferred income on shipments to distributors	34,678	29,797
Income taxes payable	16,643	29,119
Other accrued liabilities	26,533	25,633

Total current liabilities	165,915	147,638

Deferred tax liabilities	13,094	16,273
Long-term obligations	16,421	15,581

Total liabilities	195,430	179,492

Stockholders' equity:
Preferred Stock; $0.001 par value: 10,000,000 shares authorized; no shares issued	—	—
Common stock; $0.001 par value: 350,000,000 shares authorized; 200,311,635 and 198,388,794 shares outstanding	200	198
Additional paid-in capital	2,100,801	2,044,551
Treasury stock	(269,766)	(255,748)
Retained earnings	66,557	68,784
Accumulated other comprehensive income	1,001	414

Total stockholders' equity	1,898,793	1,858,199

Total liabilities and stockholders’ equity	$2,094,223	$2,037,691

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED; IN THOUSANDS)

	Six months ended
	Oct. 1, 2006	Oct. 2, 2005
Operating activities
Net loss	$(2,227)	$(12,880)
Adjustments:
Depreciation	16,600	27,048
Amortization of intangible assets	76,461	14,177
Acquired in-process research and development	500	2,500
Restructuring and impairment	2,715	8,831
Stock-based compensation expense	24,241	—
Changes in assets and liabilities:
Accounts receivable, net	(9,195)	7,021
Inventories	(25,011)	11,899
Other assets	1,145	3,266
Accounts payable	12,666	1,558
Accrued compensation and related expenses	7,779	603
Deferred income on shipments to distributors	4,881	796
Income taxes payable	(12,476)	(7,705)
Deferred income taxes	580	(210)
Other accrued and long-term liabilities	2,208	408

Net cash provided by operating activities	100,867	57,312

Investing activities
Acquisitions, net of cash acquired	(73,212)	(468,413)
Purchases of property, plant and equipment	(8,740)	(14,390)
Purchases of short-term investments	(47,484)	(12,835)
Proceeds from sales and maturities of short-term investments	7,869	412,005

Net cash used for investing activities	(121,567)	(83,633)

Financing activities
Issuance of common stock	30,992	15,835
Repurchases of common stock	(14,018)	—

Net cash provided by financing activities	16,974	15,835

Effect of exchange rates on cash and cash equivalents	434	(740)

Net decrease in cash and cash equivalents	(3,292)	(11,226)
Cash and cash equivalents at beginning of period	266,173	188,761

Cash and cash equivalents at end of period	$262,881	$177,535

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts in the Company’s financial statements and the accompanying notes. Actual results could differ from those estimates. All references are to the Company’s fiscal quarters ended October 1, 2006 (Q2 2007), July 2, 2006 (Q1 2007), October 2, 2005 (Q2 2006) and April 2, 2006 (Q4 2006) unless otherwise indicated.

These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the fiscal year ended April 2, 2006. Operating results for the three and six months ended October 1, 2006 are not necessarily indicative of operating results for an entire fiscal year.

On July 31, 2006, the Company completed the acquisition of the PC Audio business of SigmaTel, Inc (“SigmaTel”). The acquisition provides the Company with a team of engineers, certain assets and a product portfolio involving PC audio technologies. The Company believes these technologies will allow it to pursue expanded opportunities, particularly in the emerging high-definition PC audio market. In accordance with Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS 141), the Company has included in its results of operations for the three months ended October 1, 2006, the results of the PC Audio business from the date the transaction closed.

Note 2

Significant Accounting Policies

Revenue Recognition. The Company’s revenue relates to semiconductors sold through three channels: direct sales to original equipment manufacturers (“OEM’s”) and electronic manufacturing service providers (“EMS’s”), consignment sales to OEM’s and EMS’s, and sales through distributors. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and its ability to collect is reasonably assured. For direct sales, we recognize revenue in accordance with the applicable shipping terms. Revenue related to the sale of consignment inventory is not recognized until the product is pulled from inventory stock by the customer. For distributors who have stock rotation, price protection and ship from stock pricing adjustment rights, the Company defers revenue and related cost of revenues on sales to these distributors until the product is sold through by the distributor to an end-customer. For distributors who only have limited stock rotation rights, revenue is recognized upon shipment, with reserves recorded for the estimated return exposure in accordance with Statement of Financial Accounting Standards (SFAS) No. 48, Revenue Recognition when Right of Return Exists (SFAS 48). Revenues related to licensing agreements are recognized on a straight-line basis over the period from when the licensee is first contractually permitted to use the related patents or other technology until the first to occur of either the expiration of the contract or the underlying patents. As of October 1, 2006, the Company recognizes revenue on a sell-through basis for North American and European distributors and recognizes revenue on a sell-in basis for Asian and Japanese distributors.

Stock-based Compensation: The Company estimates the fair value of stock options using the Black-Scholes valuation model, consistent with the provisions of the Financial Accounting Standards Board’s (FASB) SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R). Option-pricing models require the input of highly subjective assumptions, including the expected term of options, the determination of risk-free interest rates, and the expected price volatility of the stock underlying such options. In addition, the Company is required to estimate the number of share-based awards that will be forfeited due to employee turnover based on historical trends. Finally, the Company capitalizes into inventory a portion of the periodic stock-based compensation expense that relates to employees working in manufacturing activities.

The Company completed an analysis of its stock option exercise behavior over the ten years prior to its adoption of SFAS 123R and determined that a five-year expected term is more reflective of the Company’s historical experience, giving consideration to the contractual terms of the awards and vesting schedules. The interest rate is based on the average U.S. Treasury interest rate in effect during the applicable quarter. The Company believes that the implied volatility of its common stock is an important consideration of current market conditions and a good indicator of the expected volatility of its common stock. However, due to the limited volume of options freely traded over the counter, the Company believes that, by itself, it is not representative of the expected volatility of its common stock. Therefore, the Company revised the volatility factor used to estimate the fair value of its stock-based awards upon the adoption of SFAS 123R to be based upon a blend of historical volatility of its common stock and implied volatility of call options and dealer quotes on call options. The Company has not paid, nor does it anticipate paying dividends on its common stock.

Note 3

Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). FIN 48 is applicable to all uncertain tax positions for taxes accounted for under FASB Statement No. 109, Accounting for Income Taxes (SFAS 109) and substantially changes the applicable accounting model. FIN 48 is likely to cause greater volatility in income statements as more items are recognized discretely within income tax expense. FIN 48 is effective beginning with the Company’s first quarter of fiscal year 2008. The Company is currently assessing the impact of FIN 48.

On September 13, 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The guidance is applicable for the Company’s fiscal 2007. The Company is not yet in a position to determine what, if any, effects SAB 108 will have on its consolidated financial statements.

Note 4

Net Loss Per Share

Net loss per share has been computed using weighted-average common shares outstanding in accordance with SFAS 128, Earnings per Share.

	Three months ended		Six months ended
(in thousands)	Oct. 1, 2006	Oct. 2, 2005	Oct. 1, 2006	Oct. 2, 2005
Weighted average common shares outstanding	199,860	124,507	199,283	115,490
Dilutive effect of employee stock options	—	—	—	—

Weighted average common shares outstanding, assuming dilution	199,860	124,507	199,283	115,490

Net loss per share for the three and six-month periods ended October 1, 2006 and October 2, 2005 is based only on weighted average shares outstanding. Stock options based equivalent shares of 5.0 million and 4.3 million for the three and six month periods ended October 1, 2006, respectively, and 0.6 million and 1.0 million for the three and six month periods ended October 2, 2005, respectively, were excluded from the calculation of diluted earnings per share as their effect would be antidilutive in a net loss period. Employee stock options to purchase 8.4 million shares and 8.2 million shares for the three and six month periods ended October 1, 2006, respectively, and 13.4 million shares and 9.8 million shares for the three and six month periods ended October 2, 2005, respectively, were outstanding, but were excluded from the calculation of diluted earnings per share because the exercise price of the stock options was greater than the average share price of the common shares and therefore, the effect would be antidilutive.

Note 5

Stock-Based Employee Compensation

Compensation Expense

Effective April 3, 2006, the Company adopted the provisions of SFAS 123R, which requires the Company to measure and recognize compensation expense for all share-based payment awards, including employee stock options and rights to purchase shares under employee stock purchase plans, based on their estimated fair value and recognize the costs in the financial statements over the employees’ requisite service period. As permitted by SFAS 123R, the Company elected to use the modified prospective transition method and has not restated its financial results for prior periods. Under this transition method, stock-based compensation expense for fiscal 2007 includes compensation expense for all stock-based awards granted prior to, but not yet vested as of April 2, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123. Stock-based compensation expense for awards granted after April 2, 2006 was based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

The following table summarizes stock-based compensation expense by line items appearing in the Company’s Condensed Consolidated Statement of Operations and the impact on earnings per share:

(in thousands, except per share amounts)	Three months ended Oct. 1, 2006	Six Months ended Oct. 1, 2006
Cost of revenues	$1,028	$1,383
Research and development	7,087	12,811
Selling, general and administrative	5,116	10,047

Total stock-based compensation expense	13,231	24,241
Tax effect on stock-based compensation expense	—	—

Total stock-based compensation expense, net of related tax effects (1)	$13,231	$24,241

Effect on net loss per share:
Basic	$(0.07)	$(0.12)
Diluted	$(0.07)	$(0.12)

(1)	Assumes a zero tax rate for each period presented as the Company has a full valuation allowance.

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

The following table summarizes stock-based compensation expense associated with each type of award:

(in thousands)	Three months ended Oct. 1, 2006	Six Months Ended Oct. 1, 2006
Employee Stock Options	$12,725	23,803
Employee Stock Purchase Plan (“ESPP”)	569	1,337
Restricted Stock Units (“RSUs”)	120	120
Amounts capitalized in inventory	(183)	(1,019)

Total stock-based compensation expense	$13,231	24,241

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

Assumptions used in the Black-Scholes valuation model were as follows:

	Three months ended Oct. 1, 2006	Six months ended Oct. 1, 2006
Stock Option Plans:
Expected Term (1)	4.53 years	4.84 years
Risk-free interest rate	4.95% -5.13%	4.95% -5.14%
Volatility	51.3%	51.8%
Dividend Yield	0.0%	0.0%
ESPP:
Expected Term	0.25 years	0.25 years
Risk-free interest rate	5.08%	4.85%
Volatility	36.2%	34.4%
Dividend Yield	0.0%	0.0%
RSUs:
Weighted average estimated values	$14.97	$14.97
Dividend Yield	0.0%	0.0%

(1)	The decrease from the Company’s historical term of five years is attributable to the issuance of stock options to employees in our newly acquired PC Audio business whose options generally vest over a shorter period of time.

Equity Incentive Programs

The Company currently issues awards under three equity based plans in order to provide additional incentive and retention to directors and employees who are considered to be essential in the long-range success of the Company. The plans are further described below.

1994 Stock Option Plan (1994 Plan)

In May 1994, the Company’s shareholders approved the 1994 Plan. Under the 1994 Plan, 13,500,000 shares of common stock were made available for issuance as stock options to employees, officers, directors, consultants, independent contractors and advisors of the Company and its affiliates. Shares issuable upon exercise of stock options granted pursuant to the Company’s 1985 Incentive and Nonqualified Stock Option Plan that expire or become unexercisable for any reason without having been exercised in full is also available for distribution under the 1994 Plan (not to exceed 10,000,000 shares). Options granted by the Company under the 1994 Plan generally expire seven years from the date of grant and generally vest over a four-year period from the date of grant. The exercise price of the options granted by the Company under the 1994 Plan shall not be less than 100% of the fair market value for a common share subject to such option on the date the option is granted. As of October 1, 2006, 1,041 shares remain available for future grant under the 1994 Plan.

1997 Employee Stock Option Plan (1997 Plan)

In October 1997, the 1997 Plan was adopted. Under the 1997 Plan, 23,500,000 shares of common stock were made available for issuance as nonqualified stock options to employees, consultants, independent contractors and advisors of the Company and its affiliates; provided that such persons are not officers or directors of the Company. Options granted by the Company under the 1997 Plan generally expire seven years from the date of grant and generally vest over a four-year period from the date of grant. The exercise price of the options granted by the Company under the 1997 Plan shall not be less than 100% of the fair market value for a common share subject to such option on the date the option is granted. As of October 1, 2006, 1,604,067 shares remain available for future grant under the 1997 Plan.

2004 Equity Plan (2004 Plan)

In September 2004, the Company’s shareholders approved the 2004 Plan. Under the 2004 Plan, 24,500,000 shares of common stock were made available for issuance as stock options, restricted stock awards, stock appreciation rights, performance awards, restricted stock unit awards, and stock-based awards to employees, directors and consultants, of which a maximum of 2,000,000 shares are eligible for non-option “full value” awards. The 2004 Plan allows for time-based and performance-based vesting for the awards. Options granted by the Company under the 2004 Plan generally expire seven years from the date of grant and generally vest over a four-year period from the date of grant, with one-quarter of the shares of common stock vesting on the one-year anniversary of the grant date and the remaining shares vesting monthly for the 36 months thereafter. The exercise price of the options granted by the Company under the 2004 Plan shall not be less than 100% of the fair market value for a common share subject to such option on the date the option is granted. Full value awards made under the 2004 Plan shall become vested over a period of not less than three years (or, if vesting is performance-based, over a period of not less than one year) following the date such award is made; provided, however, that full value awards that result in the issuance of an aggregate of up to 5% of common stock available under the 2004 Plan may be granted to any one or more participants without respect to such minimum vesting provisions. As of October 1, 2006, 2,939,765 shares remain available for future grant under the 2004 Plan.

Restricted Stock units available for grant by the Company under the 2004 Plan generally vest over a 36-month period from the grant date. Prior to vesting, participants holding restricted stock units do not have shareholder rights. Shares are issued on or as soon as administratively practicable following the vesting date of the restricted stock units and upon issuance, recordation and delivery, the participant will have all the rights of a shareholder of the Company with respect to voting such stock and receipt of dividends and distributions on such stock. As of October 1, 2006, 68,236 restricted stock unit awards were granted under the 2004 Plan.

The following table summarizes the Company’s stock option activities for the six months ended October 1, 2006:

(in thousands, except per-share amounts)	Shares (in thousands)	Weighted Average Exercise Price (per share)
Options outstanding as of April 3, 2006	33,750	$12.40
Granted	5,380	15.12
Exercised (1)	(2,423)	10.68
Canceled, Forfeited or Expired	(1,043)	15.38

Options outstanding as of October 1, 2006	35,664	12.84

Options exercisable at October 1, 2006	19,154	$12.95

(1)	Upon exercise, the Company issues new shares of common stock.

As of October 1, 2006, the weighted average remaining contractual life of options outstanding was 5.2 years and the aggregate intrinsic value was $136.6 million. The weighted average remaining contractual life of options exercisable was 4.4 years and the aggregate intrinsic value was $80.2 million. Unrecognized compensation cost related to nonvested awards, including estimated forfeitures, was $50.9 million and will be recognized over a weighted average period of 1.5 years.

As of October 1, 2006, stock options vested and expected to vest totaled approximately 32.1 million shares, with a weighted-average exercise price of $12.84 per share and a weighted average remaining contractual life of 5.1 years. The aggregate intrinsic value was approximately $124.9 million.

	Three months ended		Six Months Ended
	Oct. 1, 2006	Oct. 2, 2005	Oct. 1, 2006	Oct. 2, 2005
Net cash proceeds from options exercised	$16.7 million	$7.4 million	$25.9 million	$12.1 million
Total intrinsic value of options exercised	$8.2 million	$4.2 million	$12.4 million	$6.5 million
Excess tax benefits from options exercised (1)	$0	$0	$0	$0
Weighted average grant-date fair value of options granted	$7.65 per share	$5.63 per share	$7.48 per share	$5.75 per share

(1)	Excess tax benefits from the exercise of stock options, if any, are presented in the Company’s Condensed Consolidated Statement of Cash Flows as financing cash flows rather than operating expenses.

The following table summarizes the Company’s restricted stock unit activities for the six months ended October 1, 2006:

	Shares (in thousands)	Weighted Average Grant-Date Fair Value (per share)
RSU’s outstanding as of April 3, 2006	—	—
Granted	68	$14.97
Vested	—	—
Forfeited	—	—

Outstanding at October 1, 2006	68	$14.97

As of October 1, 2006, there was approximately $0.7 million of unrecognized compensation cost related to restricted stock units granted under the Company’s equity incentive plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.04 years.

1984 ESPP

In July 1984, the Company’s shareholders approved the 1984 ESPP under which eligible employees may purchase shares of the Company’s common stock through payroll deductions (not to exceed 15% of such employee’s compensation) at no lower than 85% of the fair market value of the common stock on the first day or the last day of each fiscal quarter, whichever is lower. Under the 1984 ESPP, 13,100,000 shares of common stock were made available for issuance. The 1984 ESPP is implemented by successive quarterly purchase periods commencing on the first day of each fiscal quarter of the Company. In order to maintain its qualified status under section 423 of the Internal Revenue Code, the 1984 ESPP imposes certain restrictions, including the limitation that no employee is permitted to participate in the 1984 ESPP if the rights of such employee to purchase common stock of the Company under the 1984 ESPP and all similar purchase plans of the Company or its subsidiaries would accrue at a rate which exceeds $25,000 of the fair market value of such stock (determined at the time the right is granted) for each calendar year. During the six months ended October 1, 2006, the Company issued 424,596 shares of common stock with a weighted-average price of $12.05 per share and a weighted-average grant-date fair market value of 3.21 per share.

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

(in thousands)	Three months ended Oct. 2, 2005	Six months ended Oct. 2, 2005
Reported net loss	$(19,460)	$(12,880)
Add: Stock-based compensation included in reported net loss	—	—
Deduct: Stock-based employee compensation expense determined under a fair-value based method for all awards (1)	(5,687)	(12,362)

Pro forma net loss	$(25,147)	$(25,242)

Pro forma net loss per share:
Basic	$(0.20)	$(0.22)
Diluted	$(0.20)	$(0.22)
Reported net loss per share:
Basic	$(0.16)	$(0.11)
Diluted	$(0.16)	$(0.11)

(1)	Assumes a zero tax rate for each period presented as the Company has a full valuation allowance.

For the three and six months ended October 2, 2005, the fair value of employee stock options and ESPP was estimated using the following assumptions:

	Three months ended Oct. 2, 2005	Six Months Ended Oct. 2, 2005
Stock Option Plans:
Expected Term	3.83 years	3.85 years
Risk-free interest rate	4.07%	4.05%
Volatility	62%	62%
Dividend Yield	0.0%	0.0%
ESPP:
Expected Term	0.25 years	0.25 years
Risk-free interest rate	3.17%	2.97%
Volatility	45%	46%
Dividend Yield	0.0%	0.0%

Prior to the adoption of SFAS 123R, the Company’s volatility factor was based on the historical volatility of its common stock. Expected term represented the period during which its stock-based awards were expected to be outstanding and was based on historical exercise patterns, giving consideration to the contractual terms of the awards and vesting schedules. The interest rate was based on the average U.S. Treasury interest rate in effect during the quarter.

Note 6

Cash Equivalents and Investments

Cash equivalents are highly liquid investments with original maturities of three months or less at the time of purchase. All of the Company's investments are classified as available-for-sale at October 1, 2006 and April 2, 2006. Available-for-sale investments are classified as short-term, as these investments generally consist of highly marketable securities that are intended to be available to meet near-term cash requirements. Investment securities classified as available-for-sale are reported at market value, and net unrealized gains or losses are recorded in accumulated other comprehensive income, a separate component of stockholders' equity, until realized. Realized gains and losses on investments are computed based upon specific identification and are included in interest income and other, net. Management evaluates investments on a regular basis to determine if an other-than-temporary impairment has occurred.

The Company maintains a portfolio of marketable equity securities held to generate returns that seek to offset changes in liabilities related to the equity market risk of certain deferred compensation arrangements. The securities within this portfolio are classified as trading and are stated at fair value. Portfolio assets and deferred compensation liabilities are included in other assets and long-term obligations, respectively, on the Condensed Consolidated Balance Sheets. Increases or decreases related to the Company’s participant obligations are recorded in operating expenses, while gains or losses on the Company’s portfolio are recorded in other income and expenses.

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

Note 7

Investment in Non-Marketable Equity Securities

In conjunction with the merger with ICS, the Company acquired an Investment and Stock Trade Agreement with Maxtek Technology Co. Ltd (“Maxtek”), an international stocking representative in Taiwan and China and an IDT customer. ICS initially invested $4.0 million and owned approximately 10% of Maxtek but had subsequently sold 75% of its initial investment prior to its merger with IDT. As of October 1, 2006, the aggregate carrying amount of the Company’s investment in Maxtek was approximately $1.0 million, or 2.0% of the outstanding shares of Maxtek.

Also in conjunction with the merger with ICS, the Company acquired an investment in Best Elite International Limited (“Best Elite”), which owns a wafer fabrication facility in Suzhou, China. The Company purchases wafers from Best Elite’s wafer fabrication facility for certain legacy ICS products. As of October 1, 2006 the aggregate carrying amount of the Company’s investment in Best Elite was approximately $5.0 million, or 1% of the outstanding shares of Best Elite.

Note 8

Inventories

Inventories are summarized as follows:

(in thousands)	Oct. 2, 2006	April 2, 2006
Raw materials	$32,805	$10,009
Work-in-process	51,832	32,944
Finished goods	7,062	15,739

Total inventories	$91,699	$58,692

Note 9

Business Combinations

Acquisition of SigmaTel’s PC Audio business

On July 31, 2006, the Company completed its acquisition of the PC Audio business of SigmaTel. The total purchase price was approximately $73.2 million, including approximately $1.2 million of merger-related transaction costs. A summary of the total purchase price is as follows:

(in millions)
Cash paid	$72.0
Merger-related transaction costs	1.2

Total purchase price	$73.2

In accordance with SFAS 141, Business Combinations, the Company has preliminarily allocated the purchase price to the estimated tangible and intangible assets acquired and liabilities assumed, including in-process research and development, based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. The acquisition provides the Company with a team of engineers, certain assets and a product portfolio involving PC audio technologies. The Company believes these technologies will allow it to pursue expanded opportunities, particularly in the emerging high-definition PC audio market. These opportunities, along with the ability to sell PC Audio products to the existing base of IDT customers, were significant contributing factors to the establishment of the purchase price. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management estimates and assumptions, including third-party valuations that utilize established valuation techniques appropriate for the high-technology industry. Goodwill is not expected to be deductible for tax purposes. In accordance with SFAS 142, Goodwill and Intangible Assets, goodwill is not amortized but will be reviewed at least annually for impairment. Purchased intangibles with finite lives are being amortized over their respective estimated useful lives on a straight line basis. The purchase price has been preliminarily allocated as follows:

(in millions)	Fair Value
Net tangible assets acquired	$3.9
Amortizable intangible assets	42.1
In-process research and development	0.5
Goodwill	26.7

Total purchase price	$73.2

A summary of the allocation of amortizable intangible assets is as follows:

	Fair Value (in millions)	Method	Useful Lives (years)
Amortizable intangible assets:
Existing Technology	$36.4	Straight-Line	4
Customer Relationships	3.0	Straight-Line	7
Non-Compete Agreements	0.8	Straight-Line	2
Tradename	0.7	Straight-Line	3
Backlog	1.2	Straight-Line	0.25

Total	$42.1

Useful lives are primarily based on the underlying assumptions used in the discounted cash flow (DCF) models. The allocation is preliminary and subject to change if the Company obtains additional information concerning the fair values of any of the assets and liabilities acquired.

Net Tangible Assets

Assets and liabilities were reviewed and adjusted, if required, to their estimated fair value. The Company adjusted the value of acquired inventories by approximately $1.6 million to write up the inventory to estimated fair value, less an estimated selling cost. Fixed assets were not adjusted as the carrying value of the equipment was deemed to approximate fair value.

Amortizable Intangible Assets

Existing technology consists of products that have reached technological feasibility. The Company valued the existing technology utilizing a DCF model, which used forecasts of future revenues and expenses related to the intangible asset. The Company utilized discount factors of 16% for existing technology and is amortizing the intangible asset on a straight-line basis over 4 years.

The value of the customer relationships intangible asset was estimated using a DCF model, which estimates the effect on cash flows if such relationships were not in place at the close of the merger. The Company utilized a discount factor of 17% and is amortizing this intangible asset on a straight-line basis over 7 years.

The non-compete agreements were valued from the Company’s perspective by estimating the affect on future revenues and cash flows if a given non-compete agreement was not in place, therby allowing former employees to re-enter the market. The Company utilized a discount factor of 18% and is amortizing this intangible asset on a straight-line basis over 2 years.

The SigmaTel tradename was valued using the relief from royalty method, which represents the benefit of owning this intangible asset rather than paying royalties for its use. The Company utilized a discount factor of 17% and is amortizing this intangible asset on a straight-line basis over 3 years.

Backlog represents the value of standing orders for SigmaTel’s PC audio products as of the close of the acquisition. Backlog was valued using a DCF. The Company utilized a discount factor of 12% and is amortizing this intangible asset on a straight-line basis over 0.25 years.

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

In accordance with SFAS 141, Business Combinations, the Company has allocated the purchase price to the estimated tangible and intangible assets acquired and liabilities assumed, including in-process research and development, based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. ICS’ technology provides a greater diversity of products and enhanced research and development capability, which allows IDT to pursue expanded market opportunities. In addition, there is significant potential for improved manufacturing performance. These opportunities, along with the ability to leverage the ICS workforce, were significant contributing factors to the establishment of the purchase price, resulting in the recognition of a significant amount of goodwill. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management estimates and assumptions, and other information compiled by management, including third-party valuations that utilize established valuation techniques appropriate for the high-technology industry. Goodwill recorded as a result of this merger is not expected to be deductible for tax purposes. In accordance with SFAS 142, Goodwill and Other Intangible Assets, goodwill is not amortized but will be reviewed at least annually for impairment. Purchased intangibles with finite lives are being amortized over their respective estimated useful lives, which in some cases involves the use of either an accelerated method or a straight line basis. The purchase price has been allocated as follows:

(in millions)	Fair Value
Net tangible assets acquired	$238.9
Amortizable intangible assets	484.8
In-process research and development	2.3
Above market lease liability	(2.0)
Goodwill	958.0

Total purchase price	$1,682.0

A summary of the allocation of amortizable intangible assets is as follows:

	Fair Value (in millions)	Method	Useful Lives (years)	Wtd. Avg. Lives from date of merger (years)
Amortizable intangible assets:
Existing Technology	$202.6	Straight-Line	3-10	5.9
Customer Relationships	138.7	Accelerated	3.3-9.3	6.2
Distributor Relationships	15.4	Accelerated	1.3-2.3	2.1
Foundry Relationships	39.2	Accelerated	4.3	4.3
Assembler Relationships	21.5	Accelerated	2.3	2.3
Non-Compete Agreements	47.7	Straight-Line	2	2
Tradename	8.0	Straight-Line	2-10	4.8
Backlog	11.7	Straight-Line	.5	.5

Total	$484.8

Useful lives are primarily based on the underlying assumptions used in the DCF models.

Goodwill Adjustment

During the three and six months ended October 1, 2006, the Company adjusted goodwill associated with our merger with ICS by $1.3 million and $1.6 million, respectively. Each adjustment was attributable to pre-acquisition contingencies identified in these periods.

Net Tangible Assets

ICS’ assets and liabilities as of September 16, 2005 were reviewed and adjusted, if required, to their estimated fair value. The Company adjusted ICS’ fixed assets by approximately $6.3 million to write up ICS’ historical net book value to estimated fair value as of the date of the close net of capitalized assets which did not meet IDT’s asset capitalization criteria. The Company also accrued for restructuring charges of $3.2 million, related to estimated severance charges and facility closure costs related to facilities leased by ICS. The Company recognized these costs in accordance with the Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with Purchase Business Combinations. Approximately 45 former ICS employees were terminated in conjunction with the acquisition. The payment of all severance and retention amounts was completed in Q1 2007.

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

Amortizable Intangible Assets

Existing technology consists of products that have reached technological feasibility. The Company valued the existing technology utilizing a DCF model, which uses forecasts of future revenues and expenses related to the intangible asset. The Company utilized discount factors of 12 - 20% for existing technology and is amortizing this intangible asset over 3 – 10 years on a straight-line basis.

Customer, Distributor, Foundry and Assembler relationship values have been estimated using the lost income method, which estimates the effect on cash flows if these relationships were not in place at the close of the merger. The Company utilized a discount factor of 16% for each of these intangible assets and is amortizing these intangible assets on an accelerated basis consistent with the lost revenue amounts assumed in the valuation model.

The non-compete agreements were valued from the Company’s perspective by estimating the affect on future revenues and cash flows if a non-compete were not in-place, thereby allowing former employees of ICS to re-enter the market. The Company utilized a discount factor of 16% for non-compete agreements and is amortizing this intangible asset on a straight-line basis over the 2 year term of the agreements.

The ICS trade name was valued using the relief from royalty method, which represents the benefit of owning this intangible asset rather than paying royalties for its use. The Company utilized discount rates of 14% - 25% for the ICS trade name and is amortizing this intangible asset over 2 - 10 years on a straight-line basis.

Backlog represents the value of the standing orders for ICS’ products as of the close of the merger. Backlog was valued using a DCF model and a discount rate of 10%. The value was amortized over a six month period.

Above Market Lease Liability

In connection with the valuation of the merger with ICS, the Company identified two operating leases at ICS facilities with rental payments that were deemed to be in excess of current market rental rates for facilities of similar sizes, similar purpose, and in similar locations. The Company estimated the amount to be approximately $2.0 million, which it is amortizing over the remaining life of each of the lease obligations, respectively.

In-process Research and Development

Of the total purchase price, $2.3 million was allocated to IPR&D. Projects that qualify as IPR&D represent those that have not yet reached technological feasibility and which have no alternative future use. Technological feasibility is established when an enterprise has completed all planning, designing, coding, and testing activities that are necessary to establish that a product can be produced to meet its design specifications including functions, features, and technical performance requirement. The value of IPR&D was determined by considering the importance of each project to the Company’s overall development plan, estimating costs to develop the purchased IPR&D into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value based on the percentage of completion of the IPR&D projects. The Company utilized the DCF method to value the IPR&D, using rates ranging from 17% to 30%, depending on the estimated useful life of the technology. Based on the relatively few projects underway at the close of the acquisition and the significant leverage on existing technology of in-process projects, IPR&D was not a significant component of the acquired business. Each of these individually immaterial projects was completed in fiscal 2006.

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

(in thousands, except per share amounts)	Three months ended October 2, 2005	Six months ended October 2, 2005
Net Revenues	$148,654	$300,616
Net loss	(64,864)	(99,170)
Basic loss per share	(0.33)	(0.50)
Diluted loss per share	$(0.33)	$(0.50)

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

Amortizable Intangible Assets

Existing technology consists of products that have reached technological feasibility. The Company valued the existing technology utilizing a DCF model, which uses forecasts of future revenues and expenses related to the intangible asset. The Company utilized discount factors of 15% for existing technology and is amortizing this intangible asset over 2-7 years on a straight-line basis.

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

Other identified intangibles consist of tradename, non-compete agreements, backlog, workforce, and various agreements. The Company valued these intangibles using various valuation techniques typically used in the high-tech industry. The Company utilized discount factors of 10-17% and is amortizing these intangible assets over 0.25 – 5 years.

Note 11

Goodwill and Other Intangible Assets

Goodwill is reviewed annually for impairment in our fourth fiscal quarter (or more frequently if indicators of impairment arise). In conjunction with the merger with ICS, the Company reorganized its operating segments and developed a new reporting structure comprised of three reportable segments: (i) Networking, (ii) Timing, and (iii) Standard Products and Other. Goodwill resulting from the merger with ICS was assigned to the Timing segment. Goodwill associated with the acquisitions of Solidum and Zettacom was assigned to the Networking segment. Goodwill associated with our acquisition of Newave and SigmaTel’s PC audio business was assigned to the Standard Products and Other segment.

Balances as of October 1, 2006 and April 2, 2006 are summarized as follows:

	October 1, 2006
(in thousands)	Gross assets	Accumulated amortization	Net assets
Goodwill	$1,038,988	$—	$1,038,988

Identified intangible assets:
Existing technology	288,558	(59,332)	229,226
Trademarks	10,534	(4,357)	6,177
Customer relationships	158,396	(48,656)	109,740
Foundry & Assembler relationships	65,256	(47,155)	18,101
Non-compete agreements	53,165	(28,456)	24,709
Other	31,174	(25,716)	5,458

Subtotal, identified intangible assets	607,083	(213,672)	393,411

Total goodwill and identified intangible assets	$1,646,071	$(213,672)	$1,432,399

	April 2, 2006
(in thousands)	Gross assets	Accumulated amortization	Net assets
Goodwill	$1,010,659	$—	$1,010,659

Identified intangible assets:
Existing technology	252,158	(33,883)	218,275
Trademarks	9,834	(2,992)	6,842
Customer relationships	155,396	(27,653)	127,743
Foundry & Assembler relationships	65,256	(35,331)	29,925
Non-compete agreements	52,365	(15,748)	36,617
Other	29,974	(21,604)	8,370

Subtotal, identified intangible assets	564,983	(137,211)	427,772

Total goodwill and identified intangible assets	$1,575,642	$(137,211)	$1,438,431

Amortization expense for identified intangibles is summarized below:

	Three months ended		Six months ended
(in thousands)	Oct. 1, 2006	Oct. 2, 2005	Oct. 1, 2006	Oct. 2, 2005
Existing technology	$13,483	$2,887	$25,449	$4,018
Trademarks	701	190	1,364	270
Customer relationships	10,537	2,244	21,003	2,520
Foundry & Assembler relationships	5,912	3.886	11,824	3,886
Non-compete agreements	6,386	1,241	12,708	1,478
Other	2,457	2,000	4,113	2,005

Total	$39,476	$12,448	$76,461	$14,177

Based on the identified intangible assets recorded at October 1, 2006, the future amortization expense of identified intangibles for the next five fiscal years is as follows (in thousands):

Year ending March,	Amount
Remainder of FY 2007	$78,935
2008	110,002
2009	81,687
2010	54,526
2011	28,304
Thereafter	39,957

Total	$393,411

Note 12

Comprehensive Loss

The components of comprehensive loss were as follows:

	Three months ended		Six months ended
(in thousands)	Oct. 1, 2006	Oct. 2, 2005	Oct. 1, 2006	Oct. 2, 2005
Net loss	$(663)	$(19,460)	$(2,227)	$(12,880)
Currency translation adjustments	(7)	4	451	(693)
Change in unrealized loss on derivatives, net of taxes	—	(5)	—	(77)
Change in net unrealized gain on investments, net of taxes	222	672	136	3,219

Comprehensive loss	$(448)	$(18,789)	$(1,640)	$(10,431)

The components of accumulated other comprehensive income was as follows:

	Three months ended
(in thousands)	Oct. 1, 2006	April 2, 2006
Cumulative translation adjustments	$1,123	$672
Unrealized loss on available-for-sale investments	(122)	(258)

Total accumulated other comprehensive income	$1,001	$414

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

An immaterial amount of net gains and losses were included in earnings during the first six months of fiscal 2007 and 2006.

Besides foreign exchange rate exposure, the Company’s cash and investment portfolios are subject to risks associated with fluctuations in interest rates. While the Company's policies allow for the use of derivative financial instruments to hedge the fair values of such investments, the Company has yet to enter into this type of hedge.

Note 14

Industry Segments

In conjunction with the ICS merger, the Company reorganized its operating segments and developed a new reporting structure comprised of three reportable segments: (i) Networking; (ii) Timing; and (iii) Standard Products and Other. The Networking segment includes network search engines, switching solutions, integrated communications processors, flow-control management devices, FIFOs, and multi-port products. The Timing segment includes clock management, DIMM support, AMB and other timing solution products. The Standard Products and Other segment include high-speed SRAM, military applications, PC audio, digital logic products, telecommunications and video products.

Prior period balances have been reclassified to conform to the current period presentation. The tables below provide information about these segments for the three month periods ended October 1, 2006 and October 2, 2005:

Revenues by segment

	Three months ended		Six months ended
(in thousands)	Oct. 1, 2006	Oct. 2, 2005	Oct. 1, 2006	Oct. 2, 2005
Networking	$63,398	$54,389	$131,955	$110,889
Timing	103,394	25,118	185,970	38,156
Standard Products and Other	38,384	26,182	72,787	50,482

Total consolidated revenues	$205,176	$105,689	$390,712	$199,527

Income (Loss) by segment

	Three months ended		Six months ended
(in thousands)	Oct. 1, 2006	Oct. 2, 2005	Oct. 1, 2006	Oct. 2, 2005
Networking	$18,423	$9,085	$38,734	$17,016
Timing	30,509	691	51,806	(2,189)
Standard Products and Other	7,227	(818)	14,477	(3,803)
Amortization of intangible assets	(39,476)	(12,448)	(76,461)	(14,177)
Acquired IPR&D	(500)	(2,500)	(500)	(2,500)
Inventory FMV adjustment	(2,006)	(4,941)	(3,515)	(4,941)
Acquisition related costs and other	(1,030)	(506)	(2,992)	(1,004)
Restructuring and related	(807)	(760)	(1,339)	(1,469)
Facility closure costs	(322)	(8,302)	(529)	(11,256)
Stock-based compensation expense	(13,231)	—	(24,241)	—
Asset impairment	(2,482)	—	(2,482)	—
Loss on investments	—	—	—	(1,705)
Interest income and other	3,905	3,167	7,241	7,069
Interest expense	(72)	(63)	(151)	(74)

Income (loss) before income taxes	$138	$(17,395)	$48	$(19,033)

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

The Company maintains a reserve for obligations it incurs under its standard product warranty program and customer, part, or process specific matters. The Company’s standard warranty period is one year, however in certain instances the warranty period may be extended to as long as two years. Management estimates the fair value of the Company’s warranty liability based on actual past warranty claims experience, its policies regarding customer warranty returns and other estimates about the timing and disposition of product returned under the standard program. Customer, part, or process specific reserves are estimated using a specific identification method. Historical warranty returns activity has been minimal. The total reserve was $0.2 million and $0.3 million as of October 1, 2006 and April 2, 2006, respectively.

Note 16

Restructuring and Asset Impairment

The following table shows the breakdown of the restructuring and asset impairment charges and the liability remaining as of October 1, 2006:

	Cost of goods sold			Operating Expenses
(In thousands)	Restructuring	Asset impairment – PP&E		Restructuring	Asset impairment – PP&E
Balance as of April 2, 2006	$3,020	$—		$4,430	—
Q1 2007 charges (credits)	64	—		747	$233
Non-cash charges	—	—		—	(233)
Cash Receipts (payments)	(982)	—		(1,615)	—

Balance as of July 2, 2006	$2,102	$—		$3,562	$—
Q2 2007 charges (credits)	695	2,482	(1)	74	—
Non-cash charges	—	(2,482)		—	—
Cash Receipts (payments)	(351)	—		(608)	—

Balance as of Oct. 1, 2006	$2,446	$—		$3,028	$—

(1)	Refer to Note17, Assets Held for Sale, for additional information.

Restructuring Actions

As part of an effort to streamline operations and increase profitability, the Company has implemented reductions-in-force (RIF) that have impacted many of its operations, including its northern California, Oregon and Penang, Malaysia workforce, its assembly and test facility in the Philippines and its design center in Australia.

In Q2 2007, the Company initiated a RIF, which affected its assembly workforce in Penang. This action coincides with the Company’s decision to outsource its assembly operations to a third party and to transition these operations over the next year. This action will result in the reduction of approximately 300 employees. The Company recorded $0.7 million in Q2 2007, which is equivalent to the portion guaranteed to each affected employee under Malaysian labor law, in accordance with Statement of Financial Accounting Standards No. 112, Employers’ Accounting for Postemployment Benefits (SFAS 112). The Company will recognize the remaining severance and benefits owed to the affected employees over the transition period.

In Q4 2006, the Company initiated a RIF, primarily affecting its manufacturing workforce in Oregon. This action resulted in the reduction of approximately 35 employees. The Company recorded $0.8 million in Q4 2006, which was equivalent to the portion guaranteed each affected employee pursuant to Company policy, in accordance with SFAS 112. In Q1 2007, the Company recorded an additional $0.5 million, which represented the remaining severance and benefits owed to the affected employees. During Q2 2007, the Company paid the remaining $0.2 million related to this RIF.

During Q2 2006, the Company completed the consolidation of its Northern California workforce to its San Jose headquarters and exited leased facilities in Salinas and Santa Clara. Upon exiting the buildings the Company recorded lease impairment charges of approximately $6.5 million, which represented the future rental payments under the agreements, reduced by an estimate of sublease income, discounted to present value using an interest rate applicable to the Company. The Company also wrote-off certain leasehold improvements and assets no longer in use of approximately $0.6 million. Through Q2 2007, approximately $2.4 million of these lease payments have been made.

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

Note 17

Assets Held for Sale

In Q1 2006, the Company announced its plans to consolidate its assembly and test operations and outsource a portion of its assembly operations. Under the plan, the Company closed its assembly and test facility in Manila, the Philippines, which resulted in a reduction in force of approximately 750 employees. The Company also transferred the test and finish work performed at its Manila facility to the Company’s assembly and test facility in Penang, Malaysia, and transferred the assembly work and certain assembly equipment to third party sub-contractors.

In Q3 2006, the Company began actively marketing its Manila facility, the surrounding land and remaining assets (Manila disposal group) and expects to complete the sale within the next twelve months. In Q3 2006, the Company determined that the plan of sale criteria in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, had been met.

In Q2 2007, the fair value of the Manila disposal group was reassessed by management, using input provided by a third party valuation expert, and it was determined that the current carrying value of approximately $7.1 million exceeded the market value. As a result, the Company recorded an impairment charge of approximately $2.5 million to reduce the carrying value of the Manila disposal group to its estimated market value, less selling costs, and began marketing the facility at the reduced price. The Company will continue to reassess the realizability of the carrying value of the Manila disposal group at the end of each quarter until the assets are sold or otherwise disposed of and additional adjustments may be necessary.

The disposal group, having a net book value of approximately $4.6 million, continues to be classified as held for sale and included as a component of prepayments and other current assets as of October 1, 2006. Assets classified as held-for-sale are not depreciated. Given the current market conditions for the sale of older fabrication facilities and related equipment may fluctuate, there can be no assurance that the Company will realize the current net carrying value of the assets held for sale.

Note 19

Income Taxes

The Company recorded an income tax provision of approximately $0.8 million in Q2 2007 as compared to a provision of approximately $2.1 million in Q2 2006. The provision for income taxes in Q2 2007 primarily reflects estimated foreign income and withholding taxes and estimated U.S. state taxes. The provision for income taxes in Q2 2006 primarily reflects estimated foreign income and withholding taxes, estimated U.S. federal alternative minimum taxes and U.S. state taxes. The Q2 2006 provision also includes U.S. tax of $1.3 million as a result of a $25.1 million distribution under the American Jobs Creation Act of 2004 (“AJCA”). The AJCA introduced a limited 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. The Company will invest these earnings pursuant to an approved Domestic Reinvestment Plan that conforms to the AJCA guidelines. The earnings were remitted from foreign earnings for which U.S. residual tax had not been provided for in the past.

The Company recorded an income tax provision of $2.3 million for the six months ended Q2 2007 as compared to an income tax benefit of $6.2 million for the six months ended Q2 2006. The provision for income taxes in the six months ended Q2 2007 primarily reflects estimated foreign income and withholding taxes and estimated U.S. state taxes. The income tax benefit for the six months ended Q2 2006 primarily reflects estimated foreign income and withholding taxes, estimated U.S. federal alternative minimum taxes and U.S. state taxes, offset by the benefit of a reversal of a reserve related to IRS audit.

As of October 1, 2006, the Company continued to maintain a full valuation allowance against its net U.S. deferred tax assets as it could not conclude that it is more likely than not that it will be able to realize its U.S. deferred tax assets in the foreseeable future. As a result of significant deferred tax liabilities recorded in connection with the ICS acquisition in Q2 2006, the Company decreased its valuation allowance by approximately $63.5 million in that period, for which the offset was recorded to goodwill.

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

Note 20

Subsequent Event

On October 20, 2006, the Company’s Board of Directors approved a $50 million expansion of the share repurchase program authorized by the Company’s Board of Directors in May 2006, for a total of $100 million. During the three and six months ending October 1, 2006, the Company repurchased 0.5 million and 0.9 million shares, respectively, of its common stock at an aggregate cost of $14.0 million, leaving approximately $86.0 million available for future repurchases under the expanded repurchase program. Since the Company first began repurchasing its stock in fiscal 2001, the Company has repurchased 13.6 million shares at a cost of $269.8 million. Repurchases are recorded as treasury stock and result in a reduction of stockholders’ equity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All references are to our fiscal quarters ended October 1, 2006 (Q2 2007), October 2, 2005 (Q2 2006), and July 2, 2006 (Q1 2007), unless otherwise indicated. Quarterly financial results may not be indicative of the financial results of future periods.

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements involve a number of risks and uncertainties. These include, but are not limited to: operating results; new product introductions and sales; competitive conditions; capital expenditures and resources; manufacturing capacity utilization; customer demand and inventory levels; intellectual property matters; mergers and acquisitions and integration activities; and the risk factors set forth in Part II, Item 1A “Risk Factors”. As a result of these risks and uncertainties, actual results could differ from those anticipated in the forward-looking statements. Unless otherwise required by law, we undertake no obligation to publicly revise these statements for future events or new information after the date of this Report on Form 10-Q.

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

On July 31, 2006, we completed the acquisition of the PC Audio business from SigmaTel, Inc. (“SigmaTel”). The amounts included herein, including forward-looking statements, contain the results of the PC Audio business from the date the transaction closed.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of such statements requires us to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period and the reported amounts of assets and liabilities as of the date of the financial statements. Our estimates and assumptions are based on historical experience and other factors that we consider to be appropriate in the circumstances. However, actual future results may vary from our estimates and assumptions.

We believe that the following accounting policies are "critical" as defined by the Securities and Exchange Commission, in that they are both highly important to the portrayal of our financial condition and results, and require difficult management judgments, estimates and assumptions about matters that are inherently uncertain.

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

In the APAC region, we have distributors for which revenue is recognized upon shipment, with reserves recorded for the estimated return and pricing adjustment exposure. The determination of the amount of reserves to be recorded for stock rotation rights requires the Company to make estimates as to the amount of product, which will be returned by customers within their limited rights. The Company utilizes historical return rates to estimate the exposure in accordance with Statement of Financial Accounting Standards (SFAS) No. 48, Revenue Recognition when Right of Return Exists (SFAS 48). In addition, from time-to-time, the Company is required to give pricing adjustments to distributors for product purchased in a given quarter, which remains in their inventory. These amounts are estimated by management based on discussions with customers, assessment of market trends, as well as historical practice. Although actual results of return and pricing exposures have been within the Company’s estimates in the past, if our estimates are inaccurate, it could have a material impact on the Company’s revenues.

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

Valuation of Long-Lived Assets and Goodwill. We own and operate our own manufacturing facilities, as further described in Part I of our Annual Report on Form 10-K for the fiscal year ended April 2, 2006, and have also acquired certain businesses and product portfolios in recent years. As a result, we have significant property, plant and equipment, goodwill and other intangible assets. We evaluate these items for impairment on an annual basis, or sooner, if events or changes in circumstances indicate that carrying values may not be recoverable. Triggering events for impairment reviews may include adverse industry or economic trends, significant restructuring actions, significantly lowered projections of profitability, or a sustained decline in our market capitalization. Evaluations of possible impairment and if applicable, adjustments to carrying values, require us to estimate among other factors future cash flows, useful lives and fair market values of our reporting units and assets. Actual results may vary from our expectations.

Stock-based Compensation. On April 3, 2006, we adopted the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which requires that we measure and recognize compensation expense for all share-based payments awards, including employee stock options and rights to purchase shares under employee stock purchase plans, based on their estimated fair value and recognize the costs in the financial statements over the employees’ requisite service period. Total share-based compensation expense recognized during Q2 2007 was $13.2 million.

Calculating the fair value of share-based awards at the date of grant requires estimates and significant judgment. We use the Black-Scholes option pricing model to estimate the fair value of employee stock options and rights to purchase shares under employee stock purchase plans, consistent with the provisions of SFAS 123R. Option-pricing models require the input of highly subjective assumptions, including the expected term of options and the expected price volatility of the stock underlying such options. Our stock price volatility assumption is based on a blend of historical volatility of the Company’s common stock and implied volatility of call options and dealer quotes on call options. Changes in the subjective assumptions required in the valuation models may significantly affect the estimated value of the awards, the related stock-based compensation expense and, consequently, our results of operations.

In addition, SFAS 123R requires that we estimate the number of share-based awards that will be forfeited due to employee turnover. Changes in the estmated forfeiture rate can have a significant effect on reported stock-based compensation expense, as the effect of adjusting the rate for all expense amortization after April 3, 2006 is recognized in the period the forfeiture estimate is changed. If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment will be made to increase the estimated forfeiture rate, which will result in a decrease to the expense recognized in the financial statements. If the actual forfeiture rate is lower than the estimated forfeiture rate, then an adjustment will be made to lower the estimated forfeiture rate, which will result in a increase to the expense recognized in the financial statements. The expense we recognize in future periods will be affected by changes in the estimated forfeiture rate and may differ significantly from amounts recognized in the current period and/or our forecasts.

Results of Operations

Revenues (Q2 2007 compared to Q2 2006). Our revenues for Q2 2007 were $205.2 million, an increase of $99.5 million, or 94% compared to Q2 2006. Approximately 60% of the growth is due to the inclusion of a full quarter’s revenues in Q2 2007 from

ICS products compared to only two weeks in Q2 2006, and approximately 40% of the $99.5 million in growth is due to organic growth from new and existing products. Excluding contributions from our recently acquired PC Audio business our revenues increased 89% when compared to Q2 2006. Overall, average selling prices (ASPs) per unit for our products decreased in Q2 2007 compared to Q2 2006, as products acquired through our merger with ICS and acquisition of Sigmatel’s PC Audio business have historically carried lower overall ASPs than those in our existing product portfolio. Overall, units sold increased significantly, primarily as a result of the ICS merger.

Revenues for our Networking segment (which includes network search engines (NSEs), switching solutions, flow-control management devices, FIFOs, multi-port products, and integrated communications processors) increased $9.0 million, or 17%, driven by organic growth. Revenues for our Timing segment (which includes clock management, DIMM support and other timing solution products) increased $78.3 million, or 312%, driven by revenues from the products acquired from ICS and organic growth from new and existing products. Revenues for our Standard Products and Other segment (which includes high-speed SRAM, military applications, digital logic, telecommunications, PC Audio and video products) increased $12.2 million, or 47%, driven by both the growth in our legacy standard products and the addition of revenues from our recently acquired PC Audio business.

We experienced revenue growth in each of our geographic regions when compared to the same period one year ago. Revenues in the Americas, Europe, Japan, and Asia Pacific region (APAC) increased 115%, 54%, 87%, and 96%, respectively. Worldwide revenue growth was attributable to the addition of revenues from our merger with ICS, strength in our computing and consumer end markets; despite a softer seasonal quarter for our communications end market, and our multiple product ramps, including Advanced Memory Buffers (AMBs), personal computer (PC) and consumer timing devices, and products from our recently acquired PC Audio business.

Revenues (Q2 2007 compared to Q1 2007). Sequentially, our revenues increased $19.6 million, or 11% compared to Q1 2007. Excluding contributions from our recently acquired PC Audio business, our revenues increased 7% when compared to Q1 2007. Overall ASP’s decreased slightly, primarily resulting from softer than anticipated demand for our military products, offset by sales of higher ASP products. Overall units sold increased by approximately 32.3 million units, or 24% driven primarily by growth in our computing and consumer end markets.

Revenues for our Networking segment decreased sequentially by $5.2 million, or 8%, which we attribute to softer seasonal demand in our communications end market. Units sold decreased slightly while ASP’s were essentially flat. Revenues for our Timing segment increased $20.8 million, or 25% driven by the seasonal recovery in PC clocks and the continued ramp of our AMB product. Units sold increased significantly while ASPs were down slightly. The increase in units sold is attributable to strength in our computing and consumer end markets, which drove sales of our clock products, including units for game consoles. Revenues for our Standard Products and Other segment increased $4.0 million, or 12%, driven primarily by the addition of revenues from our recently acquired PC Audio business, offset by a decrease in demand for our military products.

Revenues in the Americas and APAC experienced sequential growth of 9% and 20%, respectively, while revenues in Europe decreased by 5%. Revenues in Japan were essentially flat compared to Q1 2007. The increase in the Americas and APAC is attributable to strength in our computing and consumer end markets, which drove sales of our PC clock products and units for game consoles. The sequential decline in Europe is primarily attributable to our customers adjusting inventory levels to meet demand.

Revenues (first six months of fiscal 2007 compared to first six months of fiscal 2006). Our year-to-date revenues through Q2 2007 were $390.7 million, an increase of $191.2 million, or 96% when compared to the same period one year ago. Approximately 60% of the growth is due to the inclusion of a full six month’s revenues in YTD 2007 from ICS products compared to three and a half months in YTD 2006, and approximately 40% of the $191.2 million in growth is due to organic growth from new and existing products. Excluding contributions from our recently acquired PC Audio business our revenues increased 93% when compared to the first six months of fiscal 2006. Revenues in our Networking segment increased $21.1 million, or 19%, driven by organic growth. Revenues in our Timing segment increased $147.8 million, or 387%, driven by the addition of revenues from our merger with ICS and strength in our computing and consumer end markets, as noted above. Finally, revenues in our Standard Products and Other segment increased $22.3 million, or 44%, driven by both the growth in our legacy standard products and the addition of revenues from our recently acquired PC Audio business.

Revenues (recent trends and outlook). We currently expect our revenue in Q3 2007 to be up moderately as compared to Q2 2007 driven by growth in new product areas such as AMB, seasonal growth in our clock products for PC’s and game consoles, and a full quarter of revenues from our recently acquired PC Audio business.

Gross profit (Q2 2007 compared to Q2 2006). Gross profit was $86.7 million in Q2 2007, an increase of $50.9 million compared to Q2 2006. Gross margin for Q2 2007 was 42% compared to 34% in Q2 2006. Our gross margin increased due to improvements in our cost and expense structure, improvement in utilization in our fab, and a shift in mix to higher margin products. Cost and expense improvements included a reduction in depreciation expense, driven largely by assets located at our fabrication facility that are now fully-depreciated and spending improvements related to restructuring measures. In Q2 2007, gross profit also benefited from a $2.9 million decrease in costs related to the sale of acquired inventory, valued at fair market value less an estimated selling cost, and a $3.4 million decrease in facility closure costs associated with our restructuring activities. Offsetting these amounts was $12.5 million of incremental intangible asset amortization, a $2.5 million impairment charge to reduce the carrying value of our facility in Manila, the Philippines, $0.7 million in connection with the decision to outsource our assembly operations currently performed in our facility in Penang, Malaysia, and $1.0 million of stock-based compensation expense. We believe that gross profit during Q2 2007 did not benefit from the sale of product previously reserved as excess, while Q2 2006 gross profit benefited by $0.2 million.

Gross profit (Q2 2007 compared to Q1 2007). Gross profit was $86.7 million in Q2 2007, an increase of $2.4 million compared to Q1 2007. Our gross margin for Q2 2007 was 42% compared to 45% for Q1 2007. Our gross margin decreased as a result of a shift in mix to lower margin products in the quarter. The increase in our gross profit is attributable to a significant increase in revenues as noted above, overhead cost reductions resulting from our restrucuring measures and improved utilization of our internal manufacturing capacity. Offsetting these amounts were costs related to our merger-related activities, including $2.3 million of incremental intangible asset amortization and $0.5 million of incremental cost related to the sale of acquired inventory, valued at fair market value less an estimated selling cost. In addition, we recorded a $2.5 million impairment charge to reduce the carrying value of our facility in Manila, the Philippines, $0.7 million of costs associated with the decision to outsource our assembly operations currently performed in ourfacility in Penang, Malaysia, and $0.6 million of incremental stock-based compensation expense. Finally, our gross profit was impacted by certain out-of-period sub-contractor expenses in Q2 2007 related to Q1 2007, that were deemed immaterial. We believe that gross profit in Q2 2007 and Q1 2007 did not benefit from the sale of product previously reserved as excess.

Gross Profit (first six months of fiscal 2007 compared to the first six months of fiscal 2006). Our year-to-date gross profit through Q2 2007 was $170.9 million, an increase of $92.5 million, or 118%, when compared to the same period one year ago. Our gross margin for YTD 2007 was 44% compared to 39% in YTD 2006. Our gross margin increased due to improvements in our cost and expense structure, improvement in utilization in our fab, and a shift in mix to higher margin products. Cost and expense improvements included a reduction in depreciation expense, driven largely by assets located at our fabrication facility that are now fully-depreciated and spending improvements related to restructuring measures. In the first six months of fiscal 2007, gross profit also benefited from a decrease of $1.4 million of cost related to the sale of acquired inventory, valued at fair market value less an estimated selling cost, and a $5.5 million decrease in facility closure costs associated with our restructuring activites. Offsetting these amounts was $29.4 million of incremental intangible asset amortization, impairment charges of $2.5 million to reduce the carrying value of our facility in Manila, the Philippines, and $1.4 million of stock-based compensation expense. We believe that gross profit in the first six months of fiscal 2007 and fiscal 2006 did not benefit from the sale of product previously reserved as excess.

Stock-based compensation. Stock-based compensation totaled $13.2 million and $11.0 million in Q2 2007 and Q1 2007, respectively, compared to zero during the first six months of fiscal 2006. The quarter-over-quarter increase is attributable to a full quarter of stock-based compensation related to the issuance of our annual focal awards, which were issued in mid-Q1 2007, and the issuance of stock based awards primarily related to the acquisition of Sigmatel’s PC Audio business. In addition, in Q2 2007, we adjusted our cumulative stock-based compensation expense to account for certain immaterial differences in prior valuations.

Effective April 3, 2006, we adopted the modified prospective transition method under the provisions of SFAS 123R. Prior to the adoption of SFAS 123R, we accounted for our equity incentive plans under the intrinsic value recognition and measurement principles of the Accounting Principles Board No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations. Accordingly, no stock-based compensation, other than amounts recorded in conjunction with acquisitions, was recognized in net income prior to our adoption of SFAS 123R. Unrecognized compensation cost related to nonvested awards was $50.9 million and will be recognized over a weighted average period of 1.5 years.

Operating Expenses

The following table shows operating expenses for the three months ended October 1, 2006, October 2, 2005 and July 2, 2006 (in thousands):

	Three months ended
	Oct. 1, 2006	% of Net Revenues	Oct. 2, 2005	% of Net Revenues	July 2, 2006	% of Net Revenues
Research and Development	$40,878	20%	$28,081	27%	$39,589	21%
Selling, General and Administrative	$48,987	24%	$25,657	24%	$47,993	26%

Research and development (Q2 2007 compared to Q2 2006). Research and Development (R&D) expenses increased $12.8 million in Q2 2007 compared to Q2 2006. The increases were attributable to employee-related expenses, which increased $9.8 million as a result of our merger with ICS and performance-related bonuses, partially offset by savings associated with synergies related to the ICS merger integration and our restructuring activities. In addition, we recorded $7.1 million of stock-based compensation in conjunction with our adoption of SFAS 123R in Q1 2007. These amounts were offset by an incremental decrease in allocations of manufacturing spending to R&D activities, primarily attributable to the elimination of our process engineering function, and the absence of $2.0 million of impairment charges related to the exit of our leased facilities in Santa Clara and Salinas in Q2 2006.

Research and development (Q2 2007 compared to Q1 2007). R&D expenses increased $1.3 million in Q2 2007 compared to Q1 2007. The increase is primarily attributable to $1.4 million of incremental stock-based compensation. In addition, our indirect materials spending and facilities expenses increased $0.6 million and $0.4 million, respectively. These amounts were offset by a decrease in performance-related bonuses of approximately $1.1 million.

Research and development (first six months of fiscal 2007 compared to the first six months of fiscal 2006). Our year-to-date R&D expenses through Q2 2007 were $80.5 million, an increase of $24.9 million, or 45%, when compared to the same period one year ago. The increases were attributable to employee-related expenses, which increased $19.9 million as a result of our merger with ICS and performance-related bonuses, partially offset by savings associated with synergies related to the ICS merger integration and our restructuring activities. In addition, we recorded $12.8 million of stock-based compensation in conjunction with our adoption of SFAS 123R in Q1 2007. These amounts were offset by an incremental decrease in allocations of manufacturing spending to R&D activities, primarily attributable to the elimination of our process engineering function, and the absence of $2.0 million of impairment charges related to the exit of our leased facilities in Santa Clara and Salinas in Q2 2006.

We anticipate that R&D spending in Q3 2007 will increase moderately compared to Q2 2007 due to new product development activities and a full quarter of expenses from our PC Audio business.

Selling, General and Administrative (Q2 2007 compared to Q2 2006). Selling, General and Administrative (SG&A) expenses increased $23.3 million in Q2 2007 compared to Q2 2006. The primary increase is attributable to $14.5 million of incremental intangible asset amortization resulting from our merger with ICS, our acquisitions of the Freescale Assets and Sigmatel’s PC Audio business. Our employee-related expenses also increased incrementally by $3.5 million due to the additional headcount associated with our merger with ICS and performance-related bonuses, partially offset by savings associated with synergies related to the ICS merger integration and our restructuring activities. Finally, we recorded $5.1 million of stock-based compensation and an incremental increase of $2.2 million in sales representative commissions. These amounts were offset by the absence of $2.4 million of impairment charges related to the exit of our leased facilities in Santa Clara and Salinas in Q2 2006.

Selling, General and Administrative (Q2 2007 compared to Q1 2007). SG&A expenses increased $1.0 million in Q2 2007 compared to Q1 2007. Sales representative commissions increased by $0.7 million, intangible asset amortization increased $0.2 million and stock-based compensation expense increased $0.2 million. We also experienced increases in outside services, primarily related to patent support services, and equipment expenses. These amounts were offset by an incremental decrease in employee-related expenses of $0.9 million, primarily related to a decrease in performance-related bonuses.

Selling, General and Administrative (first six months of fiscal 2007 compared to the first six months of fiscal 2006). Our year-to-date SG&A expenses through Q2 2007 were $97.0 million, an increase of $52.3 million, or 117%, when compared to the same period one year ago. The increases were attributable to $32.8 million of incremental intangible asset amortization resulting from our merger with ICS, our acquisitions of the Freescale Assets and Sigmatel’s PC Audio business. We also recorded stock-based compensation of $10.0 million in conjunction with our adoption of SFAS 123R in Q1 2007. Our employee-related expenses increased incrementally by $7.8 million as a result of our merger with ICS and performance-related bonuses, partially offset by savings associated with synergies related to the ICS merger integration and our restructuring activities. Finally, we recorded an increase of $4.4 million in sales representative commissions due to increased sales as a result of our merger with ICS and due to a higher percentage of our revenues being generated by such sales representatives. These amounts were offset by the absence of $2.4 million of impairment charges related to the exit of our leased facilities in Santa Clara and Salinas in Q2 2006.

We currently anticipate that SG&A spending in Q3 2007 will increase slightly compared to Q2 2007 due to revenue related expenses and a full quarter of expenses from our PC Audio business.

Restructuring Actions. In Q2 2007, we initiated a reduction-in-force, which affected our assembly workforce in Malaysia. This action coincides with our decision to outsource our assembly operations to a third party and to transition these services over the next year. This action will result in the reduction of approximately 300 employees. We recorded $0.7 million of expense to cost of revenues in Q2 2007, which is equivalent to the portion guaranteed to each affected employee under Malaysian labor law. We will record the remaining severance and benefits owed to the affected employees over the transition period.

Asset impairment. We own an assembly and test facility in Manila, the Philippines that has been classified as held-for-sale since fiscal Q3 2006 (Manila disposal group). Although we have been marketing this facility since it was vacated we have been unable to sell the Manila disposal group to date. In Q2 2007 the fair value of the Manila disposal group was reassessed by management, using input provided by a third-party valuation expert, and it was determined that the current carrying value of approximately $7.1 million exceeded the market value. As a result, we recorded an impairment charge of approximately $2.5 million to reduce the carrying value of the Manila disposal group to its estimated market value, less selling costs, and began marketing the Manila disposal group at the reduced price.

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

Interest income and other, net. Interest income and other, net, was $3.9 million in Q2 2007, an increase of $0.7 million, or 23% compared to Q2 2006. The increase is primarily attributable to higher investment balances resulting from cash generated from operations and invested in instruments generally having a higher interest rate than those provided by instruments we invested in one year ago.

Provision/Benefit for income taxes. We recorded an income tax provision of $0.8 million in Q2 2007 as compared to an income tax provision of approximately $2.1 million in Q2 2006. The provision for income taxes in Q2 2007 primarily reflects estimated foreign income and withholding taxes and estimated U.S. state taxes. The provision for income taxes in Q2 2006 primarily reflects estimated foreign income and withholding taxes, estimated U.S. federal alternative minimum taxes and U.S. state taxes. The Q2 2006 provision also includes U.S. tax of $1.3 million as a result of a $25.1 million distribution under the American Jobs Creation Act of 2004 (“AJCA”).

We recorded an income tax provision of $2.3 million for the six months ended Q2 2007 as compared to an income tax benefit of $6.2 million for the six months ended Q2 2006. The provision for income taxes in the six months ended Q2 2007 primarily reflects estimated foreign income and withholding taxes and estimated U.S. state taxes. The income tax benefit for the six months ended Q2 2006 primarily reflects estimated foreign income and withholding taxes, estimated U.S. federal alternative minimum taxes and U.S. state taxes, offset by the benefit of a reversal of a reserve related to IRS audit.

As of October 1, 2006, we continued to maintain a full valuation allowance against our net U.S. deferred tax asset as we could not conclude that it is more likely than not that we will be able to realize our U.S. deferred tax assets in the foreseeable future. As a result of significant deferred tax liabilities recorded in connection with the ICS acquisition in Q2 2006, we decreased our valuation allowance by approximately $63.5 million in that period, for which the offset was recorded to goodwill.

In Q1 2006, as a result of a partial settlement with the IRS pertaining to its examination of certain items in our income tax returns for fiscal years 2000 through 2002, we recorded a net reduction in our income taxes payable of $8.9 million as a partial settlement. The examination by the IRS of our income tax returns for fiscal years 2003 and 2004 has not yet been finally determined.

Liquidity and Capital Resources

Our cash and short-term investments were $332.4 million at October 1, 2006, an increase of $36.5 million compared to April 2, 2006. We had no debt outstanding at October 1, 2006.

We recorded a net loss of $2.2 million in the first six months of fiscal 2007 compared to a net loss of $12.9 million in the first six months of fiscal 2006. Net cash provided by operating activities increased $43.6 million, or 76% to $100.9 million in the first six months of fiscal 2007 compared to $57.3 million in the first six months of fiscal 2006. A summary of the significant changes in non-cash adjustments affecting net loss is as follows:

•	Amortization of intangible assets was $76.5 million in the first six months of fiscal 2007 compared to $14.2 million in the same period one year ago. The increase is attributable to our merger with ICS, the acquisition of the Freescale Assets and Sigmatel’s PC Audio business.

•	In conjunction with our adoption of SFAS 123R on April 3, 2006 stock-based compensation expense was $24.2 million during the first six months of fiscal 2007. We recorded no such expenses in the same period one year ago.

•	Depreciation expense was $16.6 million in the first six months of fiscal 2007 compared to $27.0 million in the same period one year ago. The decrease is primarily the attributable to assets located at our fabrication facility in Hillsboro, Oregon that are now fully-depreciated.

•	We recorded restructuring and impairment charges of $2.7 million in the first six months of fiscal 2007. In Q2 2007, we recorded a $2.5 million charge to reduce the carrying value of our facility in Manila, the Philippines and in Q1 2007, we recorded $0.2 million related to the exit of our leased facility in Sydney, Australia. We recorded restructuring and impairment charges of $8.8 million in the first six months of fiscal 2006. In Q2 2006 we recorded a $7.1 million charge in conjunction with the exit of our leased facilities in Santa Clara and Salinas. In Q1 2006, we recorded an other-than-temporary impairment charge of $1.7 million related to investments in our portfolio that had been trading at below cost for more than 12 months.

Net uses of cash related to working capital-related items decreased $35.1 million, from a net $17.6 million source of cash in the first six months of fiscal 2006 to a net $17.4 million use of cash in the first six months of fiscal 2007. Working capital items consuming relatively more cash in Q1 2007 included:

•	An increase in inventory of $25.0 million in the first six months of fiscal 2007 compared to a decrease of $11.9 million in the first six months of 2006. The increase is primarily attributable to our adjusting inventory levels to meet anticipated customer demand in our computing and consumer end markets, including the ramp of our AMBs, recovery of our PC Clock business and the acquisition of Sigmatel’s PC Audio business.

•	An increase in accounts receivable of $9.2 million in the first six months of fiscal 2007 compared to a decrease of $7.0 million in the first six months of fiscal 2006. The increase is primarily attributable to increased revenues resulting from strength in our computing and consumer end markets.

•	A decrease in income taxes payable of $12.5 million in the first six months of fiscal 2007 compared to a decrease of $7.7 million in the first six months of fiscal 2006. The decrease during the first six months of fiscal 2007 is attributable to tax payments. The decrease in the first six months of fiscal 2006 is attributable to the net reduction of approximately $8.9 million of previously accrued tax reserves in conjunction with our receiving a final determination from the IRS on issues in connection with our audit for tax years 2000 to 2002.

The above factors were offset by other working capital items that provided relatively more cash in the first six months of fiscal 2007:

•	An increase in accounts payable of $12.7 million in the first six months of fiscal 2007 compared to an increase of $1.6 million in the first six months of fiscal 2006. The increase during the first six months of fiscal 2007 is due to increased activities resulting from a larger organization compared to the same period one year ago, as well as the timing of payments.

•	An increase in accrued compensation of $7.8 million in the first six months of fiscal 2007 compared to an increase of $0.6 million in the first six months of fiscal 2006. The increase in the first six months of fiscal 2007 is primarily attributable to an increase in performance-related bonuses and the timing of payroll disbursements.

•	An increase of $4.9 million in deferred income on shipments to distributors in the first six months of fiscal 2007 compared to $0.8 million in the first six months of fiscal 2006. The increase during the first six months of fiscal 2007 is primarily attributable to our distributors increasing their inventory levels to meet anticipated customer demand.

Net cash used in investing activities was $121.6 million in the first six months of fiscal 2007 compared to a net use of $83.6 million in the first six months of fiscal 2006. The increase is primarily attributable to $73.2 million of cash used to purchase Sigmatel’s PC Audio business in Q2 2007. In addition, we continued to build our investment portfolio by $39.6 million using cash from operations. In the first six months of fiscal 2006, our net sales of short-term investments totaled $399.2 million as we liquidated securities in anticipation of our merger with ICS. Finally, purchases of capital equipment decreased $5.7 million during the first six months of fiscal 2007 compared to the same period one year ago as we continue to move to an increasingly fabless semiconductor capital model.

Net cash generated by financing activities in the first six months of fiscal 2007 was $17.0 million compared to $15.8 million in the first six months of fiscal 2006. The increase is primarily attributable to an increase in proceeds from the issuances of common stock, which were higher by approximately $15.2 million, attributable to an increased stock price in the current year compared to the same period one year ago. The increase was partially offset by the repurchase of approximately $14.0 million of common stock in the first six months of fiscal 2007. We had no such activity in Q1 2006.

We anticipate capital expenditures of approximately $25.0 million during fiscal 2007 to be financed through cash generated from operations and existing cash and investments. This estimate includes $8.7 million in capital expenditures in the first six months of fiscal 2007.

We believe that existing cash and investment balances, together with cash flows from operations, should be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months. Should we need to investigate other financing alternatives however, we cannot be certain that additional financing will be available on satisfactory terms.

Off-balance Sheet Arrangements

As of October 1, 2006, we had no off-balance sheet arrangements, as defined under Regulation S-K Item 303(a)(4).

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

On September 13, 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The guidance is applicable for the Company’s fiscal 2007. The Company is not yet in a position to determine what, if any, effects SAB 108 will have on its consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our interest rate risk relates primarily to our short-term investments of $69.6 million as of October 1, 2006. By policy, we limit our exposure to long-term investments and mitigate the credit risk through diversification and adherence to a policy requiring the purchase of highly rated securities. As of October 1, 2006 and April 2, 2006, the Company’s cash and investment portfolio was highly concentrated in securities with same day liquidity. Due to the relatively short duration of our investment portfolio, a hypothetical 10% change in interest rates would not have a material effect on the value of our portfolio at this time. We do not currently use derivative financial instruments in our investment portfolio.

In addition, we maintain a portfolio of investments for certain deferred compensation arrangements, the fair value of which was $11.2 million as of October 1, 2006. The portfolio is managed to achieve the same investment allocation as the participants’ directed investment election, which is classified in Other Long-Term Liabilities within the Consolidated Balance Sheet.

At October 1, 2006, we had no outstanding debt.

We are exposed to foreign currency exchange rate risk as a result of international sales, assets and liabilities of foreign subsidiaries, local operating expenses of our foreign entities and capital purchases denominated in foreign currencies. We may use derivative financial instruments to help manage our foreign currency exchange exposures. However, as of October 1, 2006 we have no such instruments outstanding. We do not enter into derivatives for speculative or trading purposes. We performed a sensitivity analysis as of October 1, 2006 and determined that, without hedging the exposure, a 10% change in the value of the U.S. dollar would result in an approximate 0.3% impact on gross profit margin percentage, as we operate manufacturing facilities in Malaysia and Singapore, and an approximate 0.3% impact to operating expenses (as a percentage of revenue) as we operate sales offices in Japan and throughout Europe and design centers in China and Canada.

We did not have any currency exposure related to any outstanding capital purchases as of October 1, 2006 or April 2, 2006.

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

At October 1, 2006, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level. There have been no changes in our internal controls over financial reporting during the Company’s most recent fiscal quarter that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On October 24, 2006, we were served with a civil antitrust complaint filed by Reclaim Center, Inc., et. al. as plaintiffs in the US District Court for the Northern District of California against the Company and 37 other entities on behalf of a purported class of indirect purchasers of Static Random Access Memory (SRAM) products. The Complaint alleges that the defendants conspired to raise the prices of SRAM, in violation of Section 1 of the Sherman Act, the California Cartwright Act, and several other states' antitrust, unfair competition, and consumer protection statutes. Shortly thereafter, a number of other plaintiffs filed similar complaints. Given its early stage, we cannot predict the outcome of this litigation. Any litigation could be costly, divert our management’s attention and could have a material adverse effect on our business, results of operations, financial condition or cash flows.

ITEM 1A. RISK FACTORS

Our operating results can fluctuate dramatically. Our operating results have fluctuated in the past and are likely to vary in the future. For example, we recorded a net loss of $81.7 million in fiscal 2006 after recording net income of $13.3 million and $6.4 million in fiscal 2005 and 2004, respectively. Fluctuations in operating results can result from a wide variety of factors, including:

•	The cyclicality of the semiconductor industry and industry-wide wafer processing capacity;

•	Difficulty in predicting customer product requirements;

•	Adverse financial conditions experienced by any of our large customers;

•	Changes in demand for our products and in the markets we and our customers serve;

•	The success and timing of new product and process technology announcements and introductions from us or our competitors;

•	Potential loss of market share among a concentrated group of customers;

•	Competitive pricing pressures;

•	Changes in the demand for and mix of products sold;

•	Production difficulties and interruptions caused by our complex manufacturing and logistics operations;

•	Difficulty in managing fixed costs of our manufacturing capability in the face of changes in demand;

•	Reduced control over our manufacturing and product delivery as a result of our increasing reliance on subcontractors;

•	Availability and costs of raw materials, and of foundry and other manufacturing services;

•	Unexpected changes in customer product requirement forecasts;

•	Costs associated with other events, such as intellectual property disputes, or other litigation; and

•	Political and economic conditions in various geographic areas; and

•	Costs and other issues relating to complicated and future acquisitions.

Many of these factors also impact the recoverability of the carrying value of certain of our manufacturing, tax, goodwill, and other tangible and intangible assets. As business conditions change, future write-downs or abandonment of these assets may occur. For example, in Q2 2007, we recorded an impairment charge of approximately $2.5 million to reduce the carrying value of our facility in Manila, the Philippines, which is currently held-for-sale, to reflect current real estate market conditions. In addition, in Q1 2006 and Q4 2006, we recorded impairment charges of $1.7 million and $0.6 million, respectively, for our investment portfolio and intangibles related to our acquisition of Newave.

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

A significant amount of our accounts receivable is concentrated with a relatively small number of our customers. As a result of our merger with ICS, we maintain significant relationships with distributors with whom we had no operating experience prior to the merger. For example, Maxtek and its affiliates represented 22% of our gross accounts receivable balance as of October 1, 2006. If any one or more of these global distributors were to file for bankruptcy or otherwise experience significantly adverse financial conditions, our business and financial results could be adversely impacted.

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

The majority of our products are incorporated into our customers' systems in enterprise/carrier class network, wireless infrastructure, and access network applications. A smaller percentage of our products also serve in customers' computer storage, computer-related, and other applications. The communications markets in which we sell these products have historically been characterized by rapid technological change and significant fluctuations in demand. Demand for a significant portion of our products, and therefore potential increases in revenue, depends upon growth in the communications market, particularly in the data networking and wireless telecommunications infrastructure markets and, to a lesser extent, the PC market. Any slowdown in the communications or PC market could materially adversely affect our operating results

A majority of the sales of ICS’ products depend largely on sales of PCs and peripherals for PCs. Following the merger with ICS, a significant portion of our sales continue to be in the PC market. The PC industry is subject to price competition, rapid technological change, evolving standards, short product life cycles and continuous erosion of average selling prices. Should the PC market decline or experience slower growth, then a decline in the order rate for our products could occur and sales could decline. A downturn in the communications or PC markets could also affect the financial health of some of our customers, which could affect our ability to collect outstanding accounts receivable from such customers.

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

We are dependent on a concentrated group of customers for a significant part of our revenues. A large portion of our revenues depend on sales to a limited number of customers. If these relationships were to diminish, and if these customers were to develop their own solutions or adopt a competitor’s solution instead of buying our products, our results could be adversely affected. For example, any diminished relationship with Cisco or other key customers could adversely affect our results. While we historically have made few sales to Cisco directly, when all channels of distribution are considered, including sales of product to electronic manufacturing service providers (“EMS”) customers, we estimate that Cisco represented between 17-20% of our total revenues during the first six months of fiscal 2007. As a result of the ICS merger, our Cisco business has become a smaller percentage of our total revenues, but Cisco still represents our largest customer.

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

Our product manufacturing operations are complex and subject to interruption. From time to time, we have experienced production difficulties, including reduced manufacturing yields or products that do not meet our or our customers' specifications that have caused delivery delays, quality problems and lost revenue opportunities. While delivery delays have been infrequent and generally short in duration, we could experience manufacturing problems, capacity constraints and/or product delivery delays in the future as a result of, among other things, the complexity of our manufacturing processes, changes to our process technologies (including transfers to other facilities and die size reduction efforts), and difficulties in ramping production and installing new equipment at our facilities.

Substantially all of our revenues are derived from products manufactured at facilities which are exposed to the risk of natural disasters. If we were unable to use our facilities or those of our subcontractors and third party foundries as a result of a natural disaster or otherwise, our operations would be materially adversely affected. While we maintain certain levels of insurance against selected risks of business interruption, not all risks can be insured at a reasonable cost. For example, we do not insure our facilities for earthquake damage due to the costs involved. Even if we have purchased insurance, the adverse impact on our business, including both costs and lost revenue opportunities, could greatly exceed the amounts, if any, that we might recover from our insurers.

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

We are increasingly reliant upon subcontractors. We utilize subcontractors for the majority of our assembly requirements (typically at higher costs than at our internal assembly and test operations) and our use of subcontractors has increased with the decision to outsource assembly operations in our Penang, Malaysia facility in fiscal Q2 2007, the closure of our test and assembly facility in Manila, the Philippines in fiscal Q2 2006 and the addition of ICS. We also have depended on third-party outside foundries for the manufacture of silicon wafers. Our increased reliance on subcontractors and third party foundries for our current products increases certain risks because we will have less control over manufacturing quality and delivery schedules, maintenance of sufficient capacity to meet our orders and generally, maintaining the manufacturing processes we require. We expect our use of subcontractors and third-party foundries to increase. Due to production lead times and potential subcontractor capacity constraints, any failure on our part to adequately forecast the mix of product demand and resulting foundry and subcontractor requirements could adversely affect our operating results. In addition, we cannot be certain that these foundries and subcontractors will continue to manufacture, assemble, package, and test products for us on acceptable economic and quality terms or at all and it may be difficult for us to find alternatives if they do not do so.

We have made and may continue to make acquisitions which could divert management’s attention, cause ownership dilution to our stockholders, be difficult to integrate and adversely affect our financial results. Acquisitions are commonplace in the semiconductor industry and we may acquire businesses or technologies. Integrating newly acquired businesses or technologies could put a strain on our resources, could be costly and time consuming, and might not be successful. Such acquisitions could divert our management’s attention from other business concerns. In addition, we might lose key employees while integrating new organizations. Acquisitions could also result in customer dissatisfaction, performance problems with an acquired company or technology, potentially dilutive issuances of equity securities or the incurrence of debt, the assumption or incurrence of contingent liabilities, possible impairment charges related to goodwill or other intangible assets or other unanticipated events or circumstances, any of which could harm our business. Consequently, we might not be successful in integrating any acquired businesses, products or technologies, and might not achieve anticipated revenues and cost benefits.

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

International operations add increased volatility to our operating results. A growing and now substantial percentage of our revenues are derived from international sales, as summarized below:

(percentage of total revenues)	First six months of fiscal 2007	Twelve months of Fiscal 2006	Twelve months of Fiscal 2005
Americas	30%	26%	32%
Asia Pacific	45%	49%	37%
Japan	14%	13%	14%
Europe	11%	12%	17%

Total	100%	100%	100%

In addition, our facilities in Malaysia and Singapore, our design centers in Canada and China, and our foreign sales offices incur payroll, facility and other expenses in local currencies. Accordingly, movements in foreign currency exchange rates can impact our revenues and costs of goods sold, as well as both pricing and demand for our products.

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

In addition, in support of our international operations, a portion of our cash and investment portfolio accumulates offshore. At October 1, 2006, we had cash and investments of approximately $72.3 million invested overseas in accounts belonging to various IDT foreign operating entities. While these amounts are primarily invested in US dollars, a portion is held in foreign currencies, and all offshore balances are exposed to local political, banking, currency control and other risks. In addition, these amounts may be subject to tax and other restrictions, if repatriated.

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

We are exposed to potential impairment charges on investments. From time to time, we have made strategic investments in other companies, both public and private. If the companies that we invest in are unable to execute their plans and succeed in their respective markets, we may not benefit from such investments, and we could potentially lose the amounts we invest. In addition, we evaluate our investment portfolio on a regular basis to determine if impairments have occurred. Impairment charges could have a material impact on our results of operations in any period. For example, in Q1 2006, we recorded impairment charges of $1.7 million for our investment portfolio in anticipation of our merger with ICS.

Our common stock has experienced substantial price volatility. Such volatility may occur in the future, particularly as a result of quarter-to-quarter variations in our actual or anticipated financial results, those of other semiconductor companies or our customers. Stock price volatility may also result from product announcements by us or our competitors, or from changes in perceptions about the various types of products we manufacture and sell. In addition, our stock price may fluctuate due to price and volume fluctuations in the stock market, especially in the technology sector, and as a result of other considerations or events described in Part II, Item 1A Risk Factors of this form 10-Q.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information with respect to repurchases of our common stock during the second quarter of fiscal 2007:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Approximate total dollar value of shares that may yet be purchased under the program (1)
July 2, 2006 – July 30, 2006	—	—	—	—
July 31, 2006 – August 27, 2006	—	—	—	—
August 28, 2006 – October 1, 2006	500,000	$15.42	500,000	$85,982,000

Total	500,000	$15.42	500,000

(1)	In May 2006 our Board of Directors authorized a program to repurchase up to $50,000,000 of the Company’s common stock. In October 2006 our Board of Directors approved a $50,000,000 expansion of the repurchase program announced in May 2006. The repurchase program may be discontinued at any time.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 14, 2006, we held our 2006 Annual Meeting of Stockholders at our corporate headquarters, located at 6024 Silver Creek Valley Road, San Jose, California, 95138. On July 25, 2006, the record date, 199,592,503 shares of our Common Stock were outstanding and entitled to be voted. Tabulated proxies at the meeting represented 168,975,127 shares, or 84.7% of the total eligible. The results of the voting on the matters submitted to the stockholders are as follows:

Proposal I: Election of Class I directors.

Name:	Votes For	Withheld
Gregory S. Lang	156,595,651	12,379,476
John Howard	156,136,431	12,838,696
Nam P. Suh	156,219,840	12,755,287

Proposal II: Approval of the amendment to the Company’s 2004 Equity Plan from 19.5 million shares to 24.5 million shares.

Votes For	Against	Abstained	No Vote
119,855,530	30,483,498	383,126	18,252,973

Proposal III: To ratify the selection of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending April 1, 2007.

Votes For	Against	Abstained
165,412,324	3,515,600	47,203

ITEM 6. EXHIBITS

(a)	The following exhibits are filed herewith:

Exhibit number	Description
31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, dated November 10, 2006.

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, dated November 10, 2006.

32.1	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, dated November 10, 2006.

32.2	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, dated November 10, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRATED DEVICE TECHNOLOGY, INC.

Date: November 10, 2006	/s/ GREGORY S. LANG
Gregory S. Lang President and Chief Executive Officer (duly authorized officer)

Date: November 10, 2006	/s/ CLYDE R.HOSEIN
Clyde R. Hosein Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)