Form 10-Q
period 2006-12-31
INTEGRATED DEVICE TECHNOLOGY INC
filed 2007-02-08
CIK 703361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s Common Stock, $.001 par value, as of January 28, 2006, was approximately 196,516,555.

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INTEGRATED DEVICE TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three months ended		Nine months ended
	Dec. 31, 2006	Jan. 1, 2006	Dec. 31, 2006	Jan. 1, 2006
Revenues	$206,196	$160,792	$596,908	$360,319
Cost of revenues	120,406	115,194	340,213	236,289

Gross profit	85,790	45,598	256,695	124,030

Operating expenses:

Research and development	43,474	36,229	123,941	91,766
Selling, general and administrative	46,791	47,844	143,771	92,562
Acquired in-process research and development	—	(200)	500	2,300

Total operating expenses	90,265	83,873	268,212	186,628

Operating loss	(4,475)	(38,275)	(11,517)	(62,598)

Other-than temporary impairment loss on investments	—	—	—	(1,705)
Interest expense	(59)	(61)	(210)	(135)
Interest income and other, net	4,027	3,005	11,268	10,074

Loss before income taxes	(507)	(35,331)	(459)	(54,364)
Provision from income taxes	1,433	6,957	3,708	804

Net loss	$(1,940)	$(42,288)	$(4,167)	$(55,168)

Basic net loss per share	$(0.01)	$(0.21)	$(0.02)	$(0.38)
Diluted net loss per share	$(0.01)	$(0.21)	$(0.02)	$(0.38)

Weighted average shares:
Basic	197,332	199,568	198,633	143,516
Diluted	197,332	199,568	198,633	143,516

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED; IN THOUSANDS)

	Dec. 31, 2006	April 2, 2006
Assets
Current assets:
Cash and cash equivalents	$174,544	$266,173
Short-term investments	116,158	29,800
Accounts receivable, net	96,668	90,882
Inventories	91,271	58,692
Deferred taxes	326	4,085
Prepayments and other current assets	28,535	20,370

Total current assets	507,502	470,002

Property, plant and equipment, net	95,399	108,663
Goodwill	1,038,976	1,010,659
Acquisition-related intangibles, net	353,747	427,772
Other assets	22,308	20,595

Total assets	$2,017,932	$2,037,691

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$51,750	$39,891
Accrued compensation and related expenses	23,864	23,198
Deferred income on shipments to distributors	33,972	29,797
Income taxes payable	16,675	29,119
Other accrued liabilities	22,656	25,633

Total current liabilities	148,917	147,638

Deferred tax liabilities	13,289	16,273
Long-term obligations	18,000	15,581

Total liabilities	180,206	179,492

Stockholders’ equity:
Preferred Stock; $0.001 par value: 10,000,000 shares authorized; no shares issued	—	—
Common stock; $0.001 par value: 350,000,000 shares authorized; 196,178,244 and 198,388,794 shares outstanding	196	198
Additional paid-in capital	2,125,568	2,044,551
Treasury stock	(355,741)	(255,748)
Retained earnings	64,617	68,784
Accumulated other comprehensive income	3,086	414

Total stockholders’ equity	1,837,726	1,858,199

Total liabilities and stockholders’ equity	$2,017,932	$2,037,691

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED; IN THOUSANDS)

	Nine months ended
	Dec. 31, 2006	Jan. 1, 2006
Operating activities
Net loss	$(4,167)	$(55,168)
Adjustments:
Depreciation	24,908	43,245
Amortization of intangible assets	116,125	70,934
Acquired in-process research and development	500	2,300
Restructuring and impairment	2,715	8,833
Stock-based compensation expense	35,419	—
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(6,869)	(8,304)
Inventories	(24,622)	13,152
Other assets	(10,356)	1,026
Accounts payable	7,285	6,443
Accrued compensation and related expenses	666	1,837
Deferred income on shipments to distributors	4,175	10,990
Income taxes payable	(12,244)	(1,602)
Deferred income taxes	775	(210)
Other accrued and long-term liabilities	(18)	(7,397)

Net cash provided by operating activities	134,292	86,079

Investing activities
Acquisitions, net of cash acquired	(73,212)	(470,813)
Purchases of property, plant and equipment	(13,631)	(20,799)
Purchases of short-term investments	(105,156)	(12,947)
Proceeds from sales and maturities of short-term investments	20,688	417,328

Net cash used for investing activities	(171,311)	(87,231)

Financing activities
Issuance of common stock	44,543	23,628
Repurchases of common stock	(99,993)	(7,990)

Net cash provided by (used in) financing activities	(55,450)	15,638

Effect of exchange rates on cash and cash equivalents	840	(995)

Net increase (decrease) in cash and cash equivalents	(91,629)	13,491
Cash and cash equivalents at beginning of period	266,173	188,761

Cash and cash equivalents at end of period	$174,544	202,252

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts in the Company’s financial statements and the accompanying notes. Actual results could differ from those estimates. All references are to the Company’s fiscal quarters ended December 31, 2006 (Q3 2007), October 1, 2006 (Q2 2007), July 2, 2006 (Q1 2007), April 2, 2006 (Q4 2006), January 1, 2006 (Q3 2006), October 2, 2005 (Q2 2006) and July 3, 2005 (Q1 2006), unless otherwise indicated.

These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 2, 2006. Operating results for the three and nine months ended December 31, 2006 are not necessarily indicative of operating results for an entire fiscal year.

On July 31, 2006, the Company completed the acquisition of the PC audio business of SigmaTel, Inc (“SigmaTel”). The acquisition provided the Company with a team of engineers, certain assets and a product portfolio involving PC audio technologies. The Company believes these technologies will allow it to pursue expanded opportunities, particularly in the emerging high-definition PC audio market. In accordance with Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS 141), the Company has included in its results for the nine months ended December 31, 2006 the results of the PC audio business from the date the transaction closed.

Note 2

Significant Accounting Policies

Revenue Recognition. The Company’s revenue relates to semiconductors sold through three channels: direct sales to original equipment manufacturers (“OEM’s”) and electronic manufacturing service providers (“EMS’s”), consignment sales to OEM’s and EMS’s, and sales through distributors. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and its ability to collect is reasonably assured. For direct sales, we recognize revenue in accordance with the applicable shipping terms. Revenue related to the sale of consignment inventory is not recognized until the product is pulled from inventory stock by the customer. For distributors who have stock rotation, price protection and ship from stock pricing adjustment rights, the Company defers revenue and related cost of revenues on sales to these distributors until the product is sold through by the distributor to an end-customer. For distributors who only have limited stock rotation rights, revenue is recognized upon shipment, with reserves recorded for the estimated return exposure in accordance with Statement of Financial Accounting Standards (SFAS) No. 48, Revenue Recognition when Right of Return Exists (SFAS 48). In addition, the Company is required to estimate pricing adjustments to distributors for product purchased in a given quarter, which remains in their inventory at the end of a given quarter. The Company recognizes revenue on a sell-through basis for North American and European distributors and recognizes revenue on a sell-in basis for Asian and Japanese distributors. Revenues related to licensing agreements are recognized on a straight-line basis over the period from when the licensee is first contractually permitted to use the related patents or other technology until the first to occur of either the expiration of the contract or the underlying patents.

Stock-based Compensation: The Company estimates the fair value of stock options using the Black-Scholes valuation model, consistent with the provisions of the Financial Accounting Standards Board’s (FASB) SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R). Option-pricing models require the input of highly subjective assumptions, including the expected term of options, the determination of risk-free interest rates, and the expected price volatility of the stock underlying such options. In addition, the Company is required to estimate the number of stock-based awards that will be forfeited due to employee turnover based on historical trends. Finally, the Company capitalizes into inventory a portion of the periodic stock-based compensation expense that relates to employees working in manufacturing activities.

The Company completed an analysis of its stock option exercise behavior over the ten years prior to its adoption of SFAS 123R and determined that a five-year expected term is more reflective of the Company’s historical experience, giving consideration to the contractual terms of the stock-based awards and vesting schedules. The interest rate is based on the average U.S. Treasury interest rate in effect during the applicable quarter. The Company believes that the implied volatility of its common stock is an important consideration of current market conditions and a good indicator of the expected volatility of its common stock. However, due to the limited volume of options freely traded over the counter, the Company believes that, by itself, it is not representative of the expected volatility of its common stock. Therefore, the Company revised the volatility factor used to estimate the fair value of its stock-based awards upon the adoption of SFAS 123R to be based upon a blend of historical volatility of its common stock and implied volatility of call options and dealer quotes on call options. The Company has not paid, nor does it anticipate paying dividends on its common stock.

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

On September 13, 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108), which provides interpretive guidance on how the effects of any carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 16, 2006. The Company will adopt SAB 108 in the fourth quarter of fiscal 2007 and does not expect the adoption of SAB 108 to have a material impact on its results of operations or financial condition.

Note 4

Net Loss Per Share

Net loss per share has been computed using weighted-average common shares outstanding in accordance with SFAS 128, Earnings per Share.

	Three months ended		Nine months ended
(in thousands)	Dec. 31, 2006	Jan. 1, 2006	Dec. 31, 2006	Jan. 1, 2006
Weighted average common shares outstanding	197,332	199,568	198,633	143,516
Dilutive effect of employee stock options	—	—	—	—

Weighted average common shares outstanding, assuming dilution	197,332	199,568	198,633	143,516

Net loss per share for the three and nine month periods ended December 31, 2006 and January 1, 2006 is based only on weighted average common shares outstanding. Stock options based equivalent shares of 5.6 million and 4.7 million for the three and nine month periods ended December 31, 2006, respectively, and 0.9 million and 1.0 million for the three and nine month periods ended January 1, 2006, respectively, were excluded from the calculation of diluted earnings per share as their effect would be antidilutive in a net loss period. Employee stock options to purchase 8.8 million shares and 7.8 million shares for the three and nine month periods ended December 31, 2006, respectively, and 8.9 million shares and 15.2 million shares for the three and nine month periods ended January 1, 2006, respectively, were outstanding, but were excluded from the calculation of diluted earnings per share because the exercise price of the stock options was greater than the average share price of the common shares and therefore, the effect would have been antidilutive.

Note 5

Stock-Based Employee Compensation

Compensation Expense

Effective April 3, 2006, the Company adopted the provisions of SFAS 123R, which requires the Company to measure and recognize compensation expense for all stock-based payment awards, including employee stock options and rights to purchase shares under employee stock purchase plans, based on their estimated fair value and recognize the costs in the financial statements over the employees’ requisite service period. As permitted by SFAS 123R, the Company elected to use the modified prospective transition method and has not restated its financial results for prior periods. Under this transition method, stock-based compensation expense for fiscal 2007 includes compensation expense for all stock-based awards granted prior to, but not yet vested as of April 2, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123. Stock-based compensation expense for awards granted after April 2, 2006 was based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

The following table summarizes stock-based compensation expense by line items appearing in the Company’s Condensed Consolidated Statement of Operations and the impact on earnings per share:

(in thousands, except per share amounts)	Three months ended Dec. 31, 2006	Nine Months ended Dec. 31, 2006

Cost of revenues	$1,107	$2,490
Research and development	6,325	19,136
Selling, general and administrative	3,746	13,793

Total stock-based compensation expense	11,178	35,419
Tax effect on stock-based compensation expense	—	—

Total stock-based compensation expense, net of related tax effects (1)	$11,178	$35,419

Effect on net loss per share:
Basic	$(0.06)	$(0.18)
Diluted	$(0.06)	$(0.18)
(1)	Assumes a zero tax rate for each period presented as the Company has a full valuation allowance.

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

The following table summarizes stock-based compensation expense associated with each type of award:

(in thousands)	Three months ended Dec. 31, 2006	Nine Months Ended Dec. 31, 2006

Employee Stock Options	$10,206	34,009
Employee Stock Purchase Plan (“ESPP”)	739	2,076
Restricted Stock Units (“RSUs”)	195	315
Change in amounts capitalized in inventory	38	(981)

Total stock-based compensation expense	$11,178	35,419

Valuation Assumptions

The Company uses the Black-Scholes option-pricing model as its method of valuation for stock-based awards granted beginning in fiscal 2007, the same model used for the Company’s pro forma information required under SFAS 123 in prior periods. The Company’s determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to; the Company’s expected stock price volatility over the term of the awards, as well as the expected term of the awards.

Assumptions used in the Black-Scholes valuation model were as follows:

	Three months ended Dec. 31, 2006	Nine months ended Dec. 31, 2006
Stock Option Plans:
Expected Term	5.05 years	4.86 years
Risk-free interest rate	4.70% -5.02%	4.70% -5.13%
Volatility	48.9%	51.6%
Dividend Yield	0.0%	0.0%
ESPP:
Expected Term	0.25 years	0.25 years
Risk-free interest rate	4.88%	4.86%
Volatility	36.1%	34.9%
Dividend Yield	0.0%	0.0%
RSUs:
Weighted average estimated values	—	$14.97
Dividend Yield	—	0.0%

Equity Incentive Programs

The Company currently issues awards under three equity based plans in order to provide additional incentive and retention to directors and employees who are considered to be essential to the long-range success of the Company. These plans are further described below.

1994 Stock Option Plan (1994 Plan)

In May 1994, the Company’s shareholders approved the 1994 Plan. Under the 1994 Plan, 13,500,000 shares of common stock have been made available for issuance as stock options to employees, officers, directors, consultants, independent contractors and advisors of the Company and its affiliates. Shares issuable upon exercise of stock options granted pursuant to the Company’s 1985 Incentive and Nonqualified Stock Option Plan that expire or become unexercisable for any reason without having been exercised in full are also available for distribution under the 1994 Plan (not to exceed 10,000,000 shares). Options granted by the Company under the 1994 Plan generally expire seven years from the date of grant and generally vest over a four-year period from the date of grant. The exercise price of the options granted by the Company under the 1994 Plan shall not be less than 100% of the fair market value for a common share subject to such option on the date the option is granted. As of December 31, 2006, 90,099 shares remain available for future grant under the 1994 Plan.

1997 Employee Stock Option Plan (1997 Plan)

In October 1997, the 1997 Plan was adopted. Under the 1997 Plan, 23,500,000 shares of common stock have been made available for issuance as nonqualified stock options to employees, consultants, independent contractors and advisors of the Company and its affiliates; provided that such persons are not officers or directors of the Company. Options granted by the Company under the 1997 Plan generally expire seven years from the date of grant and generally vest over a four-year period from the date of grant. The exercise price of the options granted by the Company under the 1997 Plan shall not be less than 100% of the fair market value for a common share subject to such option on the date the option is granted. As of December 31, 2006, 1,694,849 shares remain available for future grant under the 1997 Plan.

2004 Equity Plan (2004 Plan)

In September 2004, the Company’s shareholders approved the 2004 Plan. Under the 2004 Plan, 24,500,000 shares of common stock have been made available for issuance as stock options, restricted stock awards, stock appreciation rights, performance awards, restricted stock unit awards, and stock-based awards to employees, directors and consultants, of which a maximum of 2,000,000 shares are eligible for non-option “full value” awards. The 2004 Plan allows for time-based and performance-based vesting for the awards. Options granted by the Company under the 2004 Plan generally expire seven years from the date of grant and generally vest over a four-year period from the date of grant, with one-quarter of the shares of common stock vesting on the one-year anniversary of the grant date and the remaining shares vesting monthly for the 36 months thereafter. The exercise price of the options granted by the Company under the 2004 Plan shall not be less than 100% of the fair market value for a common share subject to such option on the date the option is granted. Full value awards made under the 2004 Plan shall become vested over a period of not less than three years (or, if vesting is performance-based, over a period of not less than one year) following the date such award is made; provided, however, that full value awards that result in the issuance of an aggregate of up to 5% of common stock available under the 2004 Plan may be granted to any one or more participants without respect to such minimum vesting provisions. As of December 31, 2006, 8,235,875 shares remain available for future grant under the 2004 Plan.

Restricted stock units available for grant by the Company under the 2004 Plan generally vest over a 36-month period from the grant date. Prior to vesting, participants holding restricted stock units do not have shareholder rights. Shares are issued on or as soon as administratively practicable following the vesting date of the restricted stock units and upon issuance, recordation and delivery, the participant will have all the rights of a shareholder of the Company with respect to voting such stock and receipt of dividends and distributions on such stock. As of December 31, 2006, 67,755 restricted stock unit awards were granted under the 2004 Plan.

The following table summarizes the Company’s stock option activities for the nine months ended December 31, 2006:

	Shares (in thousands)	Weighted Average Exercise Price (per share)
Options outstanding as of April 2, 2006	33,750	$12.40
Granted	5,762	15.20
Exercised (1)	(3,418)	10.72
Canceled, Forfeited or Expired	(1,904)	14.66

Options outstanding as of December 31, 2006	34,190	12.92

Options exercisable at December 31, 2006	19,194	$12.95

(1)	Upon exercise, the Company issues new shares of common stock.

As of December 31, 2006, the weighted average remaining contractual life of options outstanding was 4.8 years and the aggregate intrinsic value was $111.4 million. The weighted average remaining contractual life of options exercisable was 4.0 years and the aggregate intrinsic value was $70.3 million. Unrecognized compensation cost related to nonvested stock-based awards, including estimated forfeitures, was $42.7 million and will be recognized over a weighted average period of 1.3 years.

As of December 31, 2006, stock options vested and expected to vest totaled approximately 30.5 million shares, with a weighted-average exercise price of $12.90 per share and a weighted average remaining contractual life of 4.6 years. The aggregate intrinsic value was approximately $102.2 million.

	Three months ended		Nine Months Ended
	Dec. 31, 2006	Jan. 1, 2006	Dec. 31, 2006	Jan. 1, 2006
Net cash proceeds from options exercised	$10.8 million	$5.1 million	$36.6 million	$17.2 million
Total intrinsic value of options exercised	$5.5 million	$1.2 million	$17.9 million	$7.8 million
Excess tax benefits from options exercised (1)	$0	$0	$0	$0
Weighted average grant-date fair value of options granted	$7.92 per share	$5.23 per share	$7.51 per share	$5.70 per share

(1)	Excess tax benefits from the exercise of stock options, if any, are presented in the Company’s Condensed Consolidated Statement of Cash Flows as financing cash flows rather than operating expenses.

The following table summarizes the Company’s restricted stock unit activities for the nine months ended December 31, 2006:

	Shares (in thousands)	Weighted Average Grant-Date Fair Value (per share)
RSU’s outstanding as of April 2, 2006	—	—
Granted	68	$14.97
Vested	—	—
Forfeited	—	—

Outstanding at December 31, 2006	68	$14.97

As of December 31, 2006, there was approximately $0.5 million of unrecognized compensation cost related to restricted stock units granted under the Company’s equity incentive plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 0.8 years.

1984 ESPP

In July 1984, the Company’s shareholders approved the 1984 ESPP under which eligible employees may purchase shares of the Company’s common stock through payroll deductions (not to exceed 15% of such employee’s compensation) at no lower than 85% of the fair market value of the common stock on the first day or the last day of each fiscal quarter, whichever is lower. Under the 1984 ESPP, 13,100,000 shares of common stock have been made available for issuance. The 1984 ESPP is implemented by successive quarterly purchase periods commencing on the first day of each fiscal quarter of the Company. In order to maintain its qualified status under section 423 of the Internal Revenue Code, the 1984 ESPP imposes certain restrictions, including the limitation that no employee is permitted to participate in the 1984 ESPP if the rights of such employee to purchase common stock of the Company under the 1984 ESPP and all similar purchase plans of the Company or its subsidiaries would accrue at a rate which exceeds $25,000 of the fair market value of such stock (determined at the time the right is granted) for each calendar year. During the nine months ended December 31, 2006, the Company issued 635,997 shares of common stock with a weighted-average price of $12.42 per share and a weighted-average grant-date fair market value of $3.37 per share.

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

(in thousands, except per share data)	Three months ended Jan. 1, 2006	Nine months ended Jan. 1, 2006

Reported net loss	$(42,288)	$(55,168)
Add: Stock-based compensation included in reported net loss	—	—
Deduct: Stock-based employee compensation expense determined under a fair-value based method for all awards (1)	(17,020)	(29,382)

Pro forma net loss	$(59,308)	$(84,550)

Pro forma net loss per share:
Basic	$(0.30)	$(0.59)
Diluted	$(0.30)	$(0.59)
Reported net loss per share:
Basic	$(0.21)	$(0.38)
Diluted	$(0.21)	$(0.38)

(1)	Assumes a zero tax rate for each period presented as the Company has a full valuation allowance.

For the three and nine months ended January 1, 2006, the fair value of employee stock options and ESPP was estimated using the following assumptions:

	Three months ended Jan. 1, 2006	Nine Months Ended Jan. 1, 2006

Stock Option Plans:
Expected Term	3.61 years	3.82 years
Risk-free interest rate	4.45%	4.09%
Volatility	60%	62%
Dividend Yield	0.0%	0.0%

ESPP:
Expected Term	0.25 years	0.25 years
Risk-free interest rate	3.61%	3.23%
Volatility	38%	42%
Dividend Yield	0.0%	0.0%

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

Note 6

Cash Equivalents and Investments

Cash equivalents are highly liquid investments with original maturities of three months or less at the time of purchase. All of the Company’s investments are classified as available-for-sale at December 31, 2006 and April 2, 2006. Available-for-sale investments are classified as short-term, as these investments generally consist of highly marketable securities that are intended to be available to meet near-term cash requirements. Investment securities classified as available-for-sale are reported at market value and net unrealized gains or losses are recorded in accumulated other comprehensive income, a separate component of stockholders’ equity, until realized. Realized gains and losses on investments are computed based upon specific identification and are included in interest income and other, net. Management evaluates investments on a regular basis to determine if an other-than-temporary impairment has occurred.

In conjunction with its merger with Integrated Circuit Systems, Inc. (ICS), the Company acquired an Investment and Stock Trade Agreement with Maxtek Technology Co. Ltd (“Maxtek”), an international stocking representative in Taiwan and China and an IDT customer. ICS initially invested $4.0 million and owned approximately 10% of Maxtek, but had subsequently sold 75% of its initial investment prior to its merger with IDT. In October 2006, Maxtek completed an initial public offering of its common stock on the Taiwan stock exchange. In accordance with SFAS 115, Accounting for Certain Debt and Equity Securities, the Company now accounts for this investment at market value, with unrealized gains or losses recorded in accumulated other comprehensive income, a separate component of stockholder’ equity, until realized. As of December 31, 2006, the aggregate market value of the Company’s investment in Maxtek was approximately $2.8 million.

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

During Q1 2006, the Company recorded an other-than-temporary loss of $1.7 million on certain available-for-sale investments, the fair value of which had gradually decreased over the prior twelve months as a result of interest rate increases. This action was based upon the magnitude and length of time these securities had been in a continuous unrealized loss position and in consideration of the Company’s near-term cash requirements in anticipation of its merger with ICS, which as completed in September 2005. In connection with the consummation of the ICS merger, a significant portion of the Company’s investments were sold, resulting in a realized loss in Q2 2006 of an additional $0.9 million for a total loss of $2.6 million, including the other-than-temporary loss recorded in Q1 2006.

Note 7

Investment in Non-Marketable Equity Securities

In conjunction with the merger with ICS, the Company acquired an investment in Best Elite International Limited (“Best Elite”), which owns a wafer fabrication facility in Suzhou, China. The Company purchases wafers from Best Elite’s wafer fabrication facility for certain legacy ICS products. As of December 31, 2006, the aggregate carrying amount of the Company’s investment in Best Elite was approximately $5.0 million, which is classified within other assets on the Company’s balance sheet.

Note 8

Inventories

Inventories are summarized as follows:

(in thousands)	Dec. 31, 2006	April 2, 2006
Raw materials	$8,070	$10,009
Work-in-process	51,440	32,944
Finished goods	31,761	15,739

Total inventories	$91,271	$58,692

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

In accordance with SFAS 141, Business Combinations, the Company has preliminarily allocated the purchase price to the estimated tangible and intangible assets acquired and liabilities assumed, including in-process research and development (IPR&D), based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. The acquisition provides the Company with a team of engineers, certain assets and a product portfolio involving PC audio technologies. The Company believes these technologies will allow it to pursue expanded opportunities, particularly in the emerging high-definition PC audio market. These opportunities, along with the ability to sell PC audio products to the existing base of IDT customers, were significant contributing factors to the establishment of the purchase price. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management estimates and assumptions, including third-party valuations that utilize established valuation techniques appropriate for the high-technology industry. Goodwill is not expected to be deductible for tax purposes. In accordance with SFAS 142, Goodwill and Intangible Assets, goodwill is not amortized but will be reviewed at least annually for impairment. Purchased intangibles with finite lives are being amortized over their respective estimated useful lives on a straight line basis. The purchase price has been preliminarily allocated as follows:

(in millions)	Fair Value
Net tangible assets acquired	$3.7
Amortizable intangible assets	42.1
In-process research and development	0.5
Goodwill	26.9

Total purchase price	$73.2

A summary of the allocation of amortizable intangible assets is as follows:

	Fair Value (in millions)	Method	Useful Lives (years)
Amortizable intangible assets:
Existing Technology	$36.4	Straight-Line	4
Customer Relationships	3.0	Straight-Line	7
Non-Compete Agreements	0.8	Straight-Line	2
Tradename	0.7	Straight-Line	3
Backlog	1.2	Straight-Line	0.25

Total	$42.1

Useful lives are primarily based on the underlying assumptions used in the discounted cash flow (DCF) models. The allocation is preliminary and subject to change if the Company obtains additional information concerning the fair values of any of the assets and liabilities acquired.

Goodwill Adjustment

During the three months ended December 31, 2006, the Company adjusted goodwill associated with the acquisition of the PC audio business by $0.2 million. The adjustment was attributable to the resolution of certain pre-acquisition contingencies.

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

The non-compete agreements were valued from the Company’s perspective by estimating the affect on future revenues and cash flows if a given non-compete agreement was not in place, thereby allowing former employees to re-enter the market. The Company utilized a discount factor of 18% and is amortizing this intangible asset on a straight-line basis over 2 years.

The SigmaTel tradename was valued using the relief from royalty method, which represents the benefit of owning this intangible asset rather than paying royalties for its use. The Company utilized a discount factor of 17% and is amortizing this intangible asset on a straight-line basis over 3 years.

Backlog represents the value of standing orders for SigmaTel’s PC audio products as of the close of the acquisition. Backlog was valued using a DCF model. The Company utilized a discount factor of 12% and is amortizing this intangible asset on a straight-line basis over 0.25 years.

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

Goodwill Adjustment

During the nine months ended December 31, 2006, the Company adjusted goodwill associated with its merger with ICS by $1.6 million. Each adjustment was attributable to pre-acquisition contingencies identified in these periods.

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

The ICS trade name was valued using the relief from royalty method, which represents the benefit of owning this intangible asset rather than paying royalties for its use. The Company utilized discount rates of 14% - 25% for the ICS trade name and is amortizing this intangible asset over 2 – 10 years on a straight-line basis.

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

In-process Research and Development

Of the total purchase price, $2.3 million was allocated to IPR&D. Projects that qualify as IPR&D represent those that have not yet reached technological feasibility and which have no alternative future use. Technological feasibility is established when an enterprise has completed all planning, designing, coding, and testing activities that are necessary to establish that a product can be produced to meet its design specifications, including functions, features, and technical performance requirements. The value of IPR&D was determined by considering the importance of each project to the Company’s overall development plan, estimating costs to develop the purchased IPR&D into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value based on the percentage of completion of the IPR&D projects. The Company utilized the DCF method to value the IPR&D, using rates ranging from 17% to 30%, depending on the estimated useful life of the technology. Based on the relatively few projects underway at the close of the merger and the significant leverage on existing technology of in-process projects, IPR&D was not a significant component of the transaction. Each of these individually immaterial projects was completed in fiscal 2006.

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

	Three months ended Jan. 1, 2006	Nine months ended Jan. 1, 2006
(in thousands, except per share amounts)
Net Revenues	$160,792	$453,820
Net loss	(48,480)	(198,447)
Basic loss per share	(0.24)	(1.38)
Diluted loss per share	$(0.24)	$(1.38)

The pro forma financial information above includes amounts related to the amortization of inventory write-up, backlog and IPR&D, which represent material, non-recurring charges for all periods presented.

Note 10

Asset Acquisitions

Freescale Assets

Prior to the close of the Company’s merger with ICS, ICS entered into a $10.0 million, 10-year cross-licensing agreement with Freescale and concurrently acquired an option to purchase certain assets related to Freescale’s timing solutions business (Freescale Assets) under a master purchase agreement. In addition, ICS had recorded approximately $0.1 million in acquisition costs related to this transaction. On September 23, 2005, the Company exercised the option to purchase the Freescale Assets for approximately $35.8 million in cash, for total consideration paid for the Freescale Assets of approximately $45.9 million. The transaction included certain assets and personnel but did not constitute a business combination within the criteria of EITF 98-3, Determining whether a Non-Monetary Transaction involves Receipt of Productive Assets or of a Business. The purchase price was allocated as follows:

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

Note 11

Goodwill and Other Intangible Assets

Goodwill is reviewed annually for impairment in our fourth fiscal quarter (or more frequently if indicators of impairment arise). In conjunction with the merger with ICS, the Company reorganized its operating segments and developed a new reporting structure comprised of three reportable segments: (i) Networking; (ii) Timing and Memory Interface; and (iii) Standard Products and Other. Goodwill resulting from the Company’s merger with ICS was assigned to the Timing and Memory Interface segment. Goodwill associated with the Company’s acquisitions of Solidum and Zettacom was assigned to the Networking segment. Goodwill associated with the Company’s acquisitions of Newave and SigmaTel’s PC audio business was assigned to the Standard Products and Other segment.

Balances as of December 31, 2006 and April 2, 2006 are summarized as follows:

	December 31, 2006
(in thousands)	Gross assets	Accumulated amortization	Net assets
Goodwill	$1,038,976	$—	$1,038,976

Identified intangible assets:
Existing technology	288,558	(73,573)	214,985
Trademarks	10,534	(5,078)	5,456
Customer relationships	158,396	(59,229)	99,167
Foundry & Assembler relationships	65,256	(53,067)	12,189
Non-compete agreements	53,165	(34,738)	18,427
Other	31,174	(27,651)	3,523

Subtotal, identified intangible assets	607,083	(253,336)	353,747

Total goodwill and identified intangible assets	$1,646,059	$(253,336)	$1,392,723

	April 2, 2006
(in thousands)	Gross assets	Accumulated amortization	Net assets
Goodwill	$1,010,659	$—	$1,010,659

Identified intangible assets:
Existing technology	252,158	(33,883)	218,275
Trademarks	9,834	(2,992)	6,842
Customer relationships	155,396	(27,653)	127,743
Foundry & Assembler relationships	65,256	(35,331)	29,925
Non-compete agreements	52,365	(15,748)	36,617
Other	29,974	(21,604)	8,370

Subtotal, identified intangible assets	564,983	(137,211)	427,772

Total goodwill and identified intangible assets	$1,575,642	$(137,211)	$1,438,431

Amortization expense for identified intangibles is summarized below:

	Three months ended		Nine months ended
(in thousands)	Dec. 31, 2006	Jan. 1, 2006	Dec. 31, 2006	Jan. 1, 2006
Existing technology	$14,240	$11,914	$39,689	$15,932
Trademarks	722	733	2,087	1,003
Customer relationships	10,573	11,840	31,576	14,360
Foundry & Assembler relationships	5,912	15,682	17,736	19,568
Non-compete agreements	6,281	6,313	18,989	7,791
Other	1,936	10,275	6,048	12,280

Total	$39,664	$56,757	$116,125	$70,934

Based on the identified intangible assets recorded at December 31, 2006, the future amortization expense of identified intangibles for the next five fiscal years is as follows (in thousands):

Year ending March,	Amount
Remainder of FY 2007	$39,267
2008	110,002
2009	81,687
2010	54,526
2011	28,304
Thereafter	39,961

Total	$353,747

Note 12

Comprehensive Income (Loss)

The components of comprehensive income (loss) were as follows:

	Three months ended		Nine months ended
(in thousands)	Dec. 31, 2006	Jan. 1, 2006	Dec. 31, 2006	Jan. 1, 2006
Net loss	$(1,940)	$(42,288)	$(4,167)	$(55,168)
Currency translation adjustments	330	(251)	781	(944)
Change in unrealized loss on derivatives	—	7	—	(70)
Change in net unrealized gain (loss) on investments	1,755	(162)	1,891	3,057

Comprehensive income (loss)	$145	$(42,694)	$(1,495)	$(53,125)

The components of accumulated other comprehensive income were as follows:

(in thousands)	Dec. 31, 2006	April 2, 2006
Cumulative translation adjustments	$1,453	$672
Unrealized gain (loss) on available-for-sale investments	1,633	(258)

Total accumulated other comprehensive income	$3,086	$414

Note 13

Derivative Financial Instruments

As a result of its international operations, sales and purchase transactions, the Company is subject to risks associated with fluctuating currency exchange rates. The Company may use derivative financial instruments from time to time to hedge these risks when cost-effective instruments are available in an attempt to minimize the impact of currency exchange rate movements on its operating results and on the cost of capital equipment purchases. During the quarter, the Company utilized forward currency contracts to settle short term foreign currency denominated payables and such gains and losses were recorded through earnings. As of the end of Q3 2007, the Company did not have any outstanding foreign currency contracts that were designated as hedges of forecasted cashflows or capital equipment purchases. The Company does not enter into derivative financial instruments for speculative or trading purposes.

An immaterial amount of net gains and losses were included in net loss during the first nine months of fiscal 2007 and 2006.

Besides foreign exchange rate exposure, the Company’s cash and investment portfolios are subject to risks associated with fluctuations in interest rates. While the Company’s policies allow for the use of derivative financial instruments to hedge the fair values of such investments, the Company has yet to enter into this type of hedge.

Note 14

Industry Segments

In conjunction with the ICS merger, the Company reorganized its operating segments and developed a new reporting structure comprised of three reportable segments: (i) Networking; (ii) Timing and Memory Interface; and (iii) Standard Products and Other. The Networking segment includes network search engines, switching solutions, integrated communications processors, flow-control management devices, FIFOs, and multi-port products. The Timing and Memory Interface segment includes clock management, DIMM support, AMB and other timing solution products. The Standard Products and Other segment include high-speed SRAM, military applications, PC audio, digital logic products, telecommunications and video products.

The tables below provide information about these segments for the three and nine month periods ended December 31, 2006 and January 1, 2006:

Revenues by segment

	Three months ended		Nine months ended
(in thousands)	Dec. 31, 2006	Jan. 1, 2006	Dec. 31, 2006	Jan. 1, 2006
Networking	$58,580	$57,464	$190,535	$168,354
Timing and Memory Interface	105,512	72,285	291,482	110,440
Standard Products and Other	42,104	31,043	114,891	81,525

Total consolidated revenues	$206,196	$160,792	$596,908	$360,319

Loss by segment

	Three months ended		Nine months ended
(in thousands)	Dec. 31, 2006	Jan. 1, 2006	Dec. 31, 2006	Jan. 1, 2006
Networking	$12,653	$10,828	$51,387	$27,844
Timing and Memory Interface	30,009	16,637	81,815	14,448
Standard Products and Other	6,112	(202)	20,589	(4,006)
Amortization of intangible assets	(39,664)	(56,755)	(116,125)	(70,932)
Acquired IPR&D	—	200	(500)	(2,300)
Inventory FMV adjustment	(207)	(5,539)	(3,722)	(10,480)
Acquisition related costs and other	(727)	(2,023)	(3,719)	(3,027)
Restructuring and related	(1,241)	(755)	(2,580)	(2,223)
Facility closure costs	(232)	(666)	(761)	(11,922)
Stock-based compensation expense	(11,178)	—	(35,419)	—

Asset impairment	—	—	(2,482)	—
Loss on investments	—	—	—	(1,705)
Interest income and other	4,027	3,005	11,268	10,074
Interest expense	(59)	(61)	(210)	(135)

Loss before income taxes	$(507)	$(35,331)	$(459)	$(54,364)

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

The Company maintains a reserve for obligations it incurs under its standard product warranty program and customer, part, or process specific matters. The Company’s standard warranty period is one year, however in certain instances the warranty period may be extended to as long as two years. Management estimates the fair value of the Company’s warranty liability based on actual past warranty claims experience, its policies regarding customer warranty returns and other estimates about the timing and disposition of product returned under the standard program. Customer, part, or process specific reserves are estimated using a specific identification method. Historical warranty returns activity has been minimal. The total reserve was $0.3 million as of December 31, 2006 and April 2, 2006.

Note 16

Restructuring and Asset Impairment

The following table shows the breakdown of the restructuring and asset impairment charges and the liability remaining as of December 31, 2006:

	Cost of goods sold			Operating Expenses
(In thousands)	Restructuring	Asset Impairment – PP&E		Restructuring	Asset impairment – PP&E
Balance as of April 2, 2006	$3,020	$—		$4,430	—
Q1 2007 charges (credits)	64	—		747	$233
Non-cash charges	—	—		—	(233)
Cash Receipts (payments)	(982)	—		(1,615)	—

Balance as of July 2, 2006	2,102	—		3,562	—
Q2 2007 charges (credits)	695	2,482	(1)	74	—
Non-cash charges	—	(2,482)		—	—
Cash Receipts (payments)	(351)	—		(608)	—

Balance as of Oct. 1, 2006	2,446	—		3,028	—
Q3 2007 charges (credits)	(80)	—		—	—
Non-cash charges	—	—		—	—
Cash Receipts (payments)	(562)	—		(408)	—

Balance as of Dec. 31, 2006	$1,804	$—		$2,620	$—

(1)	Refer to Note17, Assets Held for Sale, for additional information.

Restructuring Actions

As part of an effort to streamline operations and increase profitability, the Company has implemented reductions-in-force (RIF) that have impacted many of its operations, including its northern California, Oregon and Penang, Malaysia workforce, its assembly and test facility in the Philippines and its design center in Australia.

In Q2 2007, the Company initiated a RIF, which affected its assembly workforce in Penang, Malaysia. This action coincides with the Company’s decision to outsource its assembly operations to a third party and to transition these operations over the next year. This action will result in the reduction of approximately 300 employees. The Company recorded $0.7 million in Q2 2007, which was equivalent to the portion guaranteed to each affected employee under Malaysian labor law, in accordance with Statement of Financial Accounting Standards No. 112, Employers’ Accounting for Postemployment Benefits (SFAS 112). During Q3 2007, the Company recorded an additional $0.7 million of retention and paid approximately $0.6 million of severance and retention to employees affected by this action. The Company anticipates recording an additional $0.1 million of retention in Q4 2007 and to substantially complete this action within Q4 2007.

In Q4 2006, the Company initiated a RIF, primarily affecting its manufacturing workforce in Oregon. This action resulted in the reduction of approximately 35 employees. The Company recorded $0.8 million in Q4 2006, which was equivalent to the portion guaranteed each affected employee pursuant to Company policy, in accordance with SFAS 112. In Q1 2007, the Company recorded an additional $0.5 million, which represented the remaining severance and benefits owed to the affected employees. The Company completed this restructuring activity in Q2 2007.

During Q2 2006, the Company completed the consolidation of its Northern California workforce to its San Jose headquarters and exited leased facilities in Salinas and Santa Clara. Upon exiting the buildings the Company recorded lease impairment charges of approximately $6.5 million, which represented the future rental payments under the agreements, reduced by an estimate of sublease income, discounted to present value using an interest rate applicable to the Company. The Company also wrote-off certain leasehold improvements and assets no longer in use of approximately $0.6 million. Through Q3 2007, approximately $3.0 million of these lease payments have been made.

Restructuring in Connection with the ICS Merger

In Q3 2006, the Company announced its plan to close its design center in Sydney, Australia, due to overlapping projects and teams acquired in conjunction with the merger with ICS. The closure resulted in a RIF of approximately 15 employees. In Q3 2006, we recorded approximately $0.7 million of severance costs related to this action. In Q1 2007, upon the exit of the leased facility, the Company paid a termination fee of approximately $0.3 million and wrote-off approximately $0.2 million of leasehold improvements. The Company completed this restructuring activity in Q1 2007.

Note 17

Assets Held for Sale

In Q3 2006, the Company began actively marketing its Manila facility, the surrounding land and remaining assets (Manila disposal group), and determined that the plan of sale criteria in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, had been met.

In Q2 2007, the fair value of the Manila disposal group was reassessed by management, using input provided by a third party valuation expert, and it was determined that the current carrying value exceeded the market value. As a result, the Company recorded an impairment charge of approximately $2.5 million to reduce the carrying value of the Manila disposal group to its estimated market value, less selling costs, and began marketing the facility at the reduced price. The Company will continue to reassess the realizability of the carrying value of the Manila disposal group at the end of each quarter until the assets are sold or otherwise disposed of and additional adjustments may be necessary.

The disposal group continues to be classified as held-for-sale and included as a component of prepayments and other current assets as of December 31, 2006. Assets classified as held-for-sale are not depreciated. Given the current market conditions for the sale of older fabrication facilities and related equipment may fluctuate, there can be no assurance that the Company will realize the current net carrying value of the assets held for sale.

In Q1 2006, the Company announced its plans to consolidate its assembly and test operations and outsource a portion of its assembly operations. Under the plan, the Company closed its assembly and test facility in Manila, the Philippines, which resulted in a RIF of approximately 750 employees. The Company also transferred the test and finish work performed at its Manila facility to the Company’s facility in Penang, Malaysia, and transferred the assembly work and certain assembly equipment to third party sub-contractors.

Note 18

Income Taxes

The Company recorded an income tax provision of approximately $1.4 million in Q3 2007 compared to a provision of approximately $7.0 million in Q3 2006. The provision for income taxes in Q3 2007 primarily reflects estimated foreign income and withholding taxes and estimated U.S. state taxes. The provision for income taxes in Q3 2006 primarily reflects estimated foreign income and withholding taxes, estimated U.S. federal alternative minimum taxes and U.S. state taxes. The Q3 2006 provision also includes U.S. tax of $5.4 million as a result of a $148 million distribution under the American Jobs Creation Act of 2004 (“AJCA”). The AJCA introduced a limited 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. The Company will invest these earnings pursuant to an approved Domestic Reinvestment Plan that conforms to the AJCA guidelines. The earnings were remitted from foreign earnings for which U.S. residual tax had not been provided for in the past.

The Company recorded an income tax provision of $3.7 million for the nine months ended Q3 2007 as compared to an income tax provision of $0.8 million for the nine months ended Q3 2006. The provision for income taxes in the nine months ended Q3 2007 primarily reflects estimated foreign income and withholding taxes and estimated U.S. state taxes. The income tax provision for the nine months ended Q3 2006 primarily reflects estimated foreign income and withholding taxes, estimated U.S. federal alternative minimum taxes and U.S. state taxes, offset by the benefit of a reversal of a reserve related to IRS audit.

As of December 31, 2006, the Company continued to maintain a full valuation allowance against its net U.S. deferred tax assets as it could not conclude that it is more likely than not that it will be able to realize its U.S. deferred tax assets in the foreseeable future.

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

A significant portion of the Company’s income derived from operations in Singapore is taxed at a zero percent rate due to a tax incentive granted by the Economic Development Board (“EDB”). This tax incentive will expire on December 31, 2007, unless it is extended by the EDB. If the tax incentive is not extended, all income earned in Singapore will be subject to the normal 20 percent tax rates. The Company is evaluating the impact to the expected tax rate if the tax incentive is not extended.

Note 19

Subsequent Event

On January 18, 2007, the Company’s Board of Directors approved a new $200 million share repurchase program. The Company’s previous share repurchase program of $100 million, which was authorized in May 2006 and subsequently expanded in October 2006, was completed during Q3 2007. Under this share repurchase program, the Company repurchased approximately 6.3 million shares. Since it began repurchasing its stock in fiscal 2001, the Company has repurchased approximately 19.9 million shares of its common stock at a cost of $355.7 million. Repurchases are recorded as treasury stock and result in a reduction of stockholders’ equity.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All references are to our fiscal quarters ended December 31, 2006 (Q3 2007), October 1, 2006 (Q2 2007), and January 1, 2006 (Q3 2006), unless otherwise indicated. Quarterly financial results may not be indicative of the financial results of future periods.

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements involve a number of risks and uncertainties. These include, but are not limited to: operating results; new product introductions and sales; competitive conditions; capital expenditures and resources; manufacturing capacity utilization; customer demand and inventory levels; intellectual property matters; mergers and acquisitions and integration activities; and the risk factors set forth in Part II, Item 1A “Risk Factors” to this Report on Form 10-Q. As a result of these risks and uncertainties, actual results could differ from those anticipated in the forward-looking statements. Unless otherwise required by law, we undertake no obligation to publicly revise these statements for future events or new information after the date of this Report on Form 10-Q.

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

We believe that the following accounting policies are “critical”, as defined by the Securities and Exchange Commission, in that they are both highly important to the portrayal of our financial condition and results, and they require difficult management judgments, estimates and assumptions about matters that are inherently uncertain.

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

In the APAC region, we have distributors for which revenue is recognized upon shipment, with reserves recorded for the estimated return and pricing adjustment exposure. The determination of the amount of reserves to be recorded for stock rotation rights requires the Company to make estimates as to the amount of product which will be returned by customers within their limited rights. The Company utilizes historical return rates to estimate the exposure in accordance with Statement of Financial Accounting Standards (SFAS) No. 48, Revenue Recognition when Right of Return Exists (SFAS 48). In addition, from time-to-time, the Company is required to give pricing adjustments to distributors for product purchased in a given quarter, which remains in their inventory. These amounts are estimated by management based on discussions with customers, assessment of market trends, as well as historical practice. Although actual rates of return and pricing exposures have been within the Company’s estimates in the past, if our estimates are inaccurate, it could have a material impact on the Company’s revenues.

Income Taxes. We account for income taxes under an asset and liability approach that requires the expected future tax consequences of temporary differences between book and tax bases of assets and liabilities be recognized as deferred tax assets and liabilities. Generally accepted accounting principles require us to evaluate the ability to realize the value of our net deferred tax assets on an ongoing basis. A valuation allowance is recorded to reduce the net deferred tax assets to an amount that will more likely than not be realized. Accordingly, we consider various tax planning strategies, forecasts of future taxable income and our most recent operating results in assessing the need for a valuation allowance. In the consideration of the ability to realize the value of net deferred tax assets, recent results must be given substantially more weight than any projections of future profitability. In the fourth quarter of fiscal 2003, we determined that, under applicable accounting principles, it was more likely than not that we would not realize any value for any of our net deferred tax assets. Accordingly, we established a valuation allowance equal to 100% of the amount of these net assets. Our assumptions regarding the ultimate realization of these assets remained unchanged in Q3 2007 and accordingly, we continue to maintain a valuation allowance equal to 100% of the amount of these assets.

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

Stock-based Compensation. On April 3, 2006, we adopted the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which requires that we measure and recognize compensation expense for all stock-based payments awards, including employee stock options and rights to purchase shares under employee stock purchase plans, based on their estimated fair value and recognize the costs in the financial statements over the employees’ requisite service period. Total stock-based compensation expense recognized year-to-date through Q3 2007 was $35.4 million.

Calculating the fair value of share-based awards at the date of grant requires estimates and significant judgment. We use the Black-Scholes option pricing model to estimate the fair value of employee stock options and rights to purchase shares under employee stock purchase plans, consistent with the provisions of SFAS 123R. Option-pricing models require the input of highly subjective assumptions, including the expected term of options and the expected price volatility of the stock underlying such options. Our stock price volatility assumption is based on a blend of historical volatility of the Company’s common stock and implied volatility of call options and dealer quotes on call options. Changes in the subjective assumptions required in the valuation models may significantly affect the estimated value of the stock-based awards, the related stock-based compensation expense and, consequently, our results of operations.

In addition, SFAS 123R requires that we estimate the number of stock-based awards that will be forfeited due to employee turnover. Changes in the estimated forfeiture rate can have a significant effect on reported stock-based compensation expense, as the effect of adjusting the rate for all expense amortization after April 3, 2006 is recognized in the period the forfeiture estimate is changed. If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment will be made to increase the estimated forfeiture rate, which will result in a decrease to the expense recognized in the financial statements. If the actual forfeiture rate is lower than the estimated forfeiture rate, then an adjustment will be made to lower the estimated forfeiture rate, which will result in an increase to the expense recognized in the financial statements. The expense we recognize in future periods will be affected by changes in the estimated forfeiture rate and may differ significantly from amounts recognized in the current period and/or our forecasts.

Results of Operations

We design, manufacture and market a broad range of semiconductor solutions designed to accelerate innovation so customers can create and capitalize on higher-value networks. This is achieved by developing detailed systems-level knowledge, and applying the company’s expertise in timing, logic, memory and switching to create solutions to compelling technology problems faced by customers.

Our reportable segments include the following:

❖	Networking segment (which includes network search engines (NSEs), switching solutions, flow-control management devices, FIFOs, multi-port products, and integrated communications processors)

❖	Timing and Memory Interface segment (which includes clock generation, distribution, high-performance server memory interfaces and other timing solution products)

❖	Standard Products and Other segment (which includes high-speed SRAM, military applications, digital logic, telecommunications, PC audio and video products)

Revenues (Q3 2007 compared to Q3 2006). Our revenues for Q3 2007 were $206.2 million, an increase of $45.4 million, or 28%, compared to the same period one year ago.

Networking Segment

Revenues in our Networking segment increased 2% year-over-year, from $57.5 million in Q3 2006 to $58.6 million in Q3 2007. Revenues within our IP-Co Processors division increased over 35%, primarily driven by NSEs due to new networking infrastructure implementations and upgrades as customers roll out expanded voice, video, and data services. Offsetting this increase, revenues within our Flow Control Management division decreased approximately 20% due to weakness in our communications end markets, including wireless infrastructure, and end-customer consolidation.

Timing and Memory Interface Segment

Revenues in our Timing and Memory Interface segment led the Company’s overall growth, increasing 46% year-over-year, from $72.3 million in Q3 2006 to $105.5 million in Q3 2007. The increase was largely driven by revenues for our Advanced Memory Buffer (AMB) product, which ramped significantly over the 2006 calendar year as customers turned to FB-DIMM-based servers to satisfy increased performance and capacity demands placed on their systems. In addition, the launch of Sony’s Playstation 3 resulted in significant growth of our timing products in the current quarter compared to the same period in the prior year.

Standard Products and Other Segment

Revenues in our Standard Products and Other segment increased 36% year-over-year, from $31.0 million in Q3 2006 to $42.1 million in Q3 2007. The increase is primarily attributable to our acquisition of SigmaTel’s PC audio business during Q2 2007, which contributed over $10 million to our Q3 2007 revenues, as the introduction of Microsoft’s Vista platform helped accelerate the adoption of high quality audio solutions. Offsetting this increase, revenues within our military business decreased significantly when compared to the same period in the prior year and license agreements, which generated revenues in prior periods, expired during the 2006 calendar year.

Across Geographies

Revenues in Asia Pacific, North America, Japan and Europe accounted for 48%, 30%, 12% and 10%, respectively, of consolidated revenues in Q3 2007 compared to 53%, 24%, 13%, and 10%, respectively, in Q3 2006. The Asia Pacific region continues to be our strongest region, as many of our largest customers utilize electronic manufacturing service providers (EMSs) in this low cost region. We attribute the year-over-year shift in revenues between Asia Pacific and Americas to be the result of our end customers’ choice to utilize EMSs in different regions.

Revenues (first nine months of fiscal 2007 compared to first nine months of fiscal 2006). Our year-to-date (YTD) revenues through Q3 2007 were $596.9 million, an increase of $236.6 million, or 66%, when compared to the same period one year ago. The growth is attributable to both the inclusion of a full nine month’s revenues in YTD 2007 from ICS products compared to three and a half months in YTD 2006, and significant organic growth from new and existing products, such as AMB, NSEs and timing products for consumer devices. Revenues in our Networking segment increased $22.2 million, or 13%, driven by significant growth in our NSE business. Revenues in our Timing and Memory Interface segment increased $181.0 million, or 164%, driven by the addition of revenues from our merger with ICS, the emergence of organic growth products, such as AMB, as well as strength in our consumer and computing end markets. Finally, revenues in our Standard Products and Other segment increased $33.4 million, or 41%, driven by both the growth in our legacy standard products and the addition of revenues from our recently acquired PC audio business.

Revenues (recent trends and outlook). We currently project our revenue in Q4 2007 to be flat (plus or minus 3%) compared to Q3 2007, as we anticipate that growth in our enterprise and consumer businesses will be offset by seasonal softness in the computing end markets. Other products in our communications end markets are expected to stabilize.

The following table shows gross profit and gross margin for the three and nine months ended December 31, 2006 and January 1, 2006 (in thousands):

	Three months ended		Nine months ended
	Dec. 31, 2006	Jan. 1, 2006	Dec. 31, 2006	Jan. 1, 2006
Gross Profit	$85,790	$45,598	$256,695	$124,030
Gross Margin	42%	28%	43%	34%

Gross profit (Q3 2007 compared to Q3 2006). Gross profit was $85.8 million in Q3 2007, an increase of $40.2 million compared to Q2 2006. Gross margin for Q3 2007 was 42% compared to 28% in Q3 2006. The increase in gross margin is due to improvements in our cost and expense structure and improvements in the utilization of our fabrication facility. Cost and expense improvements include spending improvements related to synergies from our merger with ICS and a reduction in depreciation expense. The utilization of our manufacturing capacity in Oregon increased from less than 70% of equipped capacity in Q3 2006 to greater than 80% of equipped capacity in Q3 2007 as we continue to grow revenues and transition ICS products from foundry to our fabrication facility. In Q3 2007, gross profit also benefited from a $13.7 million year-over-year decrease in intangible asset amortization and a $5.3 million decrease in costs related to the sale of acquired inventory, valued at fair market value less an estimated selling cost. Offsetting these amounts were expenses incurred in Q3 2007 that were not present in Q3 2006. We recorded $1.1 million of stock-based compensation expense in conjunction with our adoption of SFAS 123R and $0.6 million of severance and retention costs associated with the phase-out of our Penang, Malaysia assembly workforce. In addition, our margins were negatively impacted by a less favorable mix of products sold during Q3 2007 compared to Q3 2006, with stable to growing revenues in lower margin products, such as SRAM, PC clock and PC audio products, compounded by a decline in revenues for products in our higher margin communications businesses. Gross profit in Q3 2007 and Q3 2006 benefited by approximately $1.2 million and $0.3 million, respectively, from the sale of inventory previously reserved as excess.

Gross Profit (first nine months of fiscal 2007 compared to the first nine months of fiscal 2006). Our YTD gross profit through Q3 2007 was $256.7 million, an increase of $132.7 million, or 107% compared to the same period one year ago. Our gross margin for YTD 2007 was 43% compared to 34% in YTD 2006. Our gross margin increased due to improvements in our cost and expense structure and improvements in the utilization of our fabrication facility as discussed above. YTD 2007 gross profit also benefited from a $6.8 million year-over year decrease in costs related to the sale of acquired inventory, valued at fair market value less an estimated selling cost and a $5.7 million decrease in facility closure costs related to the exit of our facilities in California and the Philippines in fiscal 2006. Offsetting these amounts was a $15.7 million year-over-year increase in intangible asset amortization as the prior year only includes a partial period of amortization of ICS intangibles, a $3.3 million increase in asset impairment costs, primarily attributable to charges taken on our facility in the Philippines in Q2 2007 to write the carrying value down to the estimated fair value, and a $0.9 million increase in severance and retention costs, primarily associated with the phase-out of our Penang, Malaysia assembly workforce. In addition, stock-based compensation was $2.5 million in YTD 2007 versus zero in YTD 2006 as we began expensing stock-based compensation during the current fiscal year. Gross profit in YTD 2007 and YTD 2006 benefited by $1.2 million and $0.3 million, respectively, from the sale of inventory previously reserved as excess.

Stock-based compensation. Stock-based compensation expense totaled $11.2 million and $35.4 million in Q3 2007 and YTD 2007, respectively, compared to zero during the first nine months of fiscal 2006. Effective April 3, 2006, we adopted the modified prospective transition method under the provisions of SFAS 123R. Prior to the adoption of SFAS 123R, we accounted for our equity incentive plans under the intrinsic value recognition and measurement principles of the Accounting Principles Board No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations. Accordingly, no stock-based compensation, other than amounts recorded in conjunction with acquisitions, was recognized in net income prior to our adoption of SFAS 123R. Unrecognized compensation cost related to nonvested awards was $43.2million and will be recognized over a weighted average period of 1.3 years.

Operating Expenses

The following table shows operating expenses for the three and nine months ended December 31, 2006 and January 1, 2006 (in thousands):

	Three months ended				Nine months ended
	Dec. 31, 2006	% of Net Revenues	Jan. 1, 2006	% of Net Revenues	Dec. 31, 2006	% of Net Revenues	Jan. 1, 2006	% of Net Revenues
Research and Development	$43,474	21%	$36,229	23%	$123,941	21%	$91,766	25%
Selling, General and Administrative	$46,791	23%	$47,844	30%	$143,771	24%	$92,562	26%
In-process Research and Development	$0	0%	($200)	0%	$500	0%	$2,300	1%

Research and development (Q3 2007 compared to Q3 2006). Research and Development (R&D) expense increased $7.2 million in Q3 2007 compared to the same period one year ago. The increases were attributable to employee-related expenses, which increased $5.5 million as a result of our acquisition of the PC audio business in Q2 2007 and higher performance-related bonuses. In addition, we recorded $6.3 million of stock-based compensation expense in conjunction with our adoption of SFAS 123R during the current fiscal year compared to zero stock-based compensation in Q3 2006. These amounts were offset by an incremental decrease in allocations of manufacturing spending to R&D activities, primarily attributable to the elimination of our process engineering function, and lower equipment depreciation expense.

Research and development (first nine months of fiscal 2007 compared to the first nine months of fiscal 2006). Our YTD R&D expenses through Q3 2007 were $123.9 million, an increase of $32.2 million, or 35% compared to the same period one year ago. The increases were attributable to employee-related expenses, which increased $25.5 million as a result of our acquisition of the PC audio business in Q2 2007 and higher performance-related bonuses. In addition, we recorded $19.1 million of stock-based compensation expense in conjunction with our adoption of SFAS 123R during the current fiscal year, compared to zero stock-based compensation in the same period one year ago. These amounts were offset by an incremental decrease in allocation of manufacturing spending to R&D activities, primarily attributable to the elimination of our process engineering function and the absence of $2.0 million of impairment charges related to the exit of our leased facilities in California in Q2 2006.

We anticipate that R&D spending in Q4 2007 will be flat compared to Q3 2007.

Selling, General and Administrative (Q3 2007 compared to Q3 2006). Selling, General and Administrative (SG&A) expenses decreased $1.1 million in Q3 2007 compared to the same period one year ago. The primary decrease is attributable to a $3.4 million reduction in intangible asset amortization, as lower amortization related to ICS intangibles was partially offset by the addition of PC Audio intangible amortization. These amounts were offset by stock-based compensation of $3.7 million in Q3 2007 versus zero in Q3 2006, as we began expensing stock-based compensation during the current fiscal year.

Selling, General and Administrative (first nine months of fiscal 2007 compared to the first nine months of fiscal 2006). Our YTD SG&A expenses through Q3 2007 were $143.8 million, an increase of $51.2 million, or 55% compared to the same period one year ago. The increases were attributable to $29.4 million of incremental intangible asset amortization, as the prior YTD period only includes a partial period of amortization of ICS intangibles, stock-based compensation expense of $13.8 million in YTD 2007 versus zero in YTD 2006, as we began expensing stock-based compensation during the current fiscal year, and an incremental increase of $7.7 million in higher employee-related expenses as a result of our merger with ICS and higher performance-related bonuses. Finally, our sales representative commissions increased $4.2 million due to increased sales, primarily as a result of our merger with ICS, as a higher percentage of our revenues are generated through sales representatives. These amounts were offset by the absence of $2.4 million of impairment charges related to the exit of our leased facilities in California in Q2 2006.

We currently anticipate that SG&A spending in Q4 2007 will be flat compared to Q3 2007.

Acquired in-process research and development. In the nine months ended Q3 2007, in connection with our acquisition of SigmaTel’s PC Audio business in Q2 2007, we recorded a $0.5 million charge for in-process research and development (IPR&D). During the nine months ended Q3 2006, in connection with our merger with ICS in Q2 2006, we recorded a $2.3 million charge for IPR&D. The allocation of the purchase price to IPR&D was determined by identifying technologies that had not attained technological feasibility and that did not have future alternative uses. The amounts recorded for IPR&D were immaterial to the purchase price of each transaction.

Restructuring Actions. In Q2 2007, we initiated a reduction-in-force, which affected our assembly workforce in Penang, Malaysia. This action coincides with our decision to outsource our assembly operations to a third party and to transition these services over the next year. This action will result in the reduction of approximately 300 employees. We recorded $0.7 million of expense to cost of revenues in Q2 2007, which is equivalent to the portion guaranteed to each affected employee under Malaysian labor law. During Q3 2007, we recorded an additional $0.7 million of retention and paid approximately $0.6 million of severance and retention to employees affected by this action. The Company anticipates recording an additional $0.1 million of severance and retention in Q4 2007 and to substantially complete this action within Q4 2007.

Asset impairment. We own an assembly and test facility in Manila, the Philippines that has been classified as held-for-sale since fiscal Q3 2006 (Manila disposal group). Although we have been marketing this facility since it was vacated, we have been unable to sell the Manila disposal group to date. In Q2 2007, the fair value of the Manila disposal group was reassessed by management, using input provided by a third-party valuation expert, and it was determined that the current carrying value exceeded the market value. As a result, we recorded an impairment charge of approximately $2.5 million to reduce the carrying value of the Manila disposal group to its estimated market value, less selling costs, and began marketing the Manila disposal group at the reduced price.

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

Interest income and other, net. Interest income and other, net, was $4.0 million in Q3 2007, an increase of $1.0 million, or 34% compared to Q3 2006. The increase is primarily attributable to gains in our investment portfolio of marketable equity securities related to deferred compensation arrangements.

Provision/Benefit for income taxes. We recorded an income tax provision of $1.4 million in Q3 2007 as compared to an income tax provision of approximately $7.0 million in Q3 2006. The provision for income taxes in Q3 2007 primarily reflects estimated foreign income and withholding taxes and estimated U.S. state taxes. The provision for income taxes in Q3 2006 primarily reflects estimated foreign income and withholding taxes, estimated U.S. federal alternative minimum taxes and U.S. state taxes. The Q3 2006 provision also includes U.S. tax of $5.4 million as a result of a $148 million distribution under the American Jobs Creation Act of 2004 (“AJCA”).

We recorded an income tax provision of $3.7 million for the nine months ended Q3 2007 as compared to an income tax provision of $0.8 million for the nine months ended Q3 2006. The provision for income taxes in the nine months ended Q3 2007 primarily reflects estimated foreign income and withholding taxes and estimated U.S. state taxes. The income tax benefit for the nine months ended Q3 2006 primarily reflects estimated foreign income and withholding taxes, estimated U.S. federal alternative minimum taxes and U.S. state taxes, offset by the benefit of a reversal of a reserve related to IRS audit.

As of December 31, 2006, we continued to maintain a full valuation allowance against our net U.S. deferred tax asset as we could not conclude that it is more likely than not that we will be able to realize our U.S. deferred tax assets in the foreseeable future. As a result of significant deferred tax liabilities recorded in connection with the ICS merger in Q2 2006, we decreased our valuation allowance by approximately $63.5 million in that period, for which the offset was recorded to goodwill.

In Q1 2006, as a result of a partial settlement with the IRS pertaining to its examination of certain items in our income tax returns for fiscal years 2000 through 2002, we recorded a net reduction in our income taxes payable of $8.9 million as a partial settlement. The examination by the IRS of our income tax returns for fiscal years 2003 and 2004 has not yet been finally determined.

Liquidity and Capital Resources

Our cash and short-term investments were $290.7 million at December 31, 2006, a decrease of $5.3 million compared to April 2, 2006. We had no debt outstanding at December 31, 2006.

We recorded a net loss of $4.2 million in the first nine months of fiscal 2007 compared to a net loss of $55.2 million in the first nine months of fiscal 2006. Net cash provided by operating activities increased $48.2 million, or 56%, to $134.3 million in the first nine months of fiscal 2007 compared to $86.1 million in the first nine months of fiscal 2006. A summary of the significant changes in non-cash adjustments affecting net loss is as follows:

•

Amortization of intangible assets was $116.1 million in the first nine months of fiscal 2007 compared to $70.9 million in the same period one year ago. The increase is attributable to our merger with ICS, the acquisition of the Freescale Assets and Sigmatel’s PC audio business.

•

In conjunction with our adoption of SFAS 123R during the current fiscal year stock-based compensation expense was $35.4 million during the first nine months of fiscal 2007. We recorded no such expenses in the same period one year ago.

•

Depreciation expense was $24.9 million in the first nine months of fiscal 2007 compared to $43.2 million in the same period one year ago. The decrease is primarily the attributable to assets located at our fabrication facility in Hillsboro, Oregon that are now fully-depreciated.

•

We recorded restructuring and impairment charges of $2.7 million in the first nine months of fiscal 2007. In Q2 2007, we recorded a $2.5 million charge to reduce the carrying value of our facility in Manila, the Philippines and in Q1 2007, we recorded $0.2 million related to the exit of our leased facility in Sydney, Australia. We recorded restructuring and impairment charges of $8.8 million in the first nine months of fiscal 2006. In Q2 2006 we recorded a $7.1 million charge in conjunction with the exit of our leased facilities in Santa Clara and Salinas. In Q1 2006, we recorded an other-than-temporary impairment charge of $1.7 million related to investments in our portfolio that had been trading at below cost for more than 12 months.

Net uses of cash related to working capital-related items increased $57.1 million, from a net $15.9 million source of cash in the first nine months of fiscal 2006 to a net $41.2 million use of cash in the first nine months of fiscal 2007. Working capital items consuming relatively more cash in first nine months of fiscal 2007 included:

•

An increase in inventory of $24.6 million in the first nine months of fiscal 2007 compared to a decrease of $13.2 million in the first nine months of 2006. The increase is primarily attributable to our adjusting inventory levels to meet anticipated customer demand, including the ramp of our AMBs, recovery of our PC Clock business, and the acquisition of Sigmatel’s PC Audio business. In addition, we increased inventory levels in anticipation of transitioning our remaining assembly operations to third-parties.

•

A decrease in income taxes payable of $12.2 million in the first nine months of fiscal 2007 compared to a decrease of $1.6 million in the first nine months of fiscal 2006. The decrease during the first nine months of fiscal 2007 is primarily attributable to tax payments. The decrease in the first nine months of fiscal 2006 is primarily attributable to the net reduction of approximately $8.9 million of previously accrued tax reserves in conjunction with our receiving a final determination from the IRS on issues in connection with our audit for tax years 2000 to 2002, offset by taxes recorded in conjunction with our distribution under the AJCA.

•

An increase in prepayments and other assets of $10.4 million in the first nine months of fiscal 2007 compared to a decrease of $1.0 million in the first nine months of fiscal 2006. The increase is attributable to other receivables, such as for assembly equipment sold to third-parties, as well as the timing of prepaid maintenance contracts.

•

An increase in accounts receivable of $6.9 million in the first nine months of fiscal 2007 compared to an increase of $8.3 million in the first nine months of fiscal 2006. The increase is primarily attributable to increased revenues resulting from strength in our computing and consumer end markets.

The above factors were offset by other working capital items that provided relatively more cash in the first nine months of fiscal 2007:

•

An increase in accounts payable of $7.3 million in the first nine months of fiscal 2007 compared to an increase of $6.4 million in the first nine months of fiscal 2006. The increase is primarily attributable to increased activities resulting from a larger organization compared to the same period one year ago, as well as the timing of payments.

•

An increase in deferred income on shipments to distributors of $4.2 million in the first nine months of fiscal 2007 compared to an increase of $11.0 million in the first nine months of fiscal 2006. The increase during the first nine months of fiscal 2007 is primarily attributable to our distributors increasing their inventory levels to meet anticipated customer demand. The increase during the first nine months of fiscal 2006 primarily relates to the addition of ICS distributors in the U.S. as a result of the ICS merger.

Net cash used in investing activities was $171.3 million in the first nine months of fiscal 2007 compared to a net use of $87.2 million in the first nine months of fiscal 2006. The increase is attributable to $73.2 million of cash used to purchase Sigmatel’s PC Audio business in Q2 2007, as well as an increase in our investment portfolio by $84.5 million. In the first nine months of fiscal 2006, our net sales of short-term investments totaled $404.4 million, a majority of which was used to close our merger with ICS. Finally, purchases of capital equipment decreased $7.2 million during the first nine months of fiscal 2007 compared to the same period one year ago, as we continue to move to an increasingly fabless semiconductor capital model.

Net cash used in financing activities in the first nine months of fiscal 2007 was $55.5 million compared to $15.6 million of cash provided in the first nine months of fiscal 2006. The increase is primarily attributable to an increase in share repurchase activity. During the first nine months of fiscal 2007 we repurchased $100.0 million of common stock compared to $8.0 million of common stock during the same period one year ago. Offsetting these amounts, proceeds from the issuance of common stock were also higher by approximately $20.9 million compared to the same period one year ago.

We anticipate capital expenditures of approximately $25.0 million during fiscal 2007 to be financed through cash generated from operations and existing cash and investments. This estimate includes $13.6 million in capital expenditures in the first nine months of fiscal 2007.

We believe that existing cash and investment balances, together with cash flows from operations, should be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months. Should we need to investigate other financing alternatives however, we cannot be certain that additional financing will be available on satisfactory terms.

Off-balance Sheet Arrangements

As of December 31, 2006, we had no off-balance sheet arrangements, as defined under Regulation S-K Item 303(a)(4).

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

On September 13, 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108), which provides interpretive guidance on how the effects of any carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 16, 2006. The Company will adopt SAB 108 in the fourth quarter of fiscal 2007 and does not expect the adoption of SAB 108 to have a material impact on its results of operations or financial condition.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our interest rate risk relates primarily to our short-term investments of $116.2 million as of December 31, 2006. By policy, we limit our exposure to long-term investments and mitigate the credit risk through diversification and adherence to a policy requiring the purchase of highly rated securities. As of December 31, 2006 and April 2, 2006, the Company’s cash and investment portfolio was highly concentrated in securities with same day liquidity. Due to the relatively short duration of our investment portfolio, a hypothetical 10% change in interest rates would not have a material effect on the value of our portfolio at this time. We do not currently use derivative financial instruments in our investment portfolio.

In addition, we maintain a portfolio of investments for certain deferred compensation arrangements, the fair value of which was $13.1 million as of December 31, 2006. The portfolio is managed to achieve the same investment allocation as the participants’ directed investment election, which is classified in Other Long-Term Liabilities within the Consolidated Balance Sheet.

At December 31, 2006, we had no outstanding debt.

We are exposed to foreign currency exchange rate risk as a result of international sales, assets and liabilities of foreign subsidiaries, local operating expenses of our foreign entities and capital purchases denominated in foreign currencies. We may use derivative financial instruments to help manage our foreign currency exchange exposures. However, as of December 31, 2006 we have no such instruments outstanding. We do not enter into derivatives for speculative or trading purposes. We performed a sensitivity analysis as of December 31, 2006 and determined that, without hedging the exposure, a 10% change in the value of the U.S. dollar would result in an approximate 0.4% impact on gross profit margin percentage, as we operate manufacturing facilities in Malaysia and Singapore, and an approximate 0.3% impact to operating expenses (as a percentage of revenue) as we operate sales offices in Japan and throughout Europe and design centers in China and Canada.

We did not have any currency exposure related to any outstanding capital purchases as of December 31, 2006 or April 2, 2006.

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

At December 31, 2006, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level. There have been no changes in our internal controls over financial reporting during the Company’s most recent fiscal quarter that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On October 24, 2006, we were served with a civil antitrust complaint filed by Reclaim Center, Inc., et. al. as plaintiffs in the US District Court for the Northern District of California against the Company and 37 other entities on behalf of a purported class of indirect purchasers of Static Random Access Memory (SRAM) products. The Complaint alleges that the defendants conspired to raise the prices of SRAM, in violation of Section 1 of the Sherman Act, the California Cartwright Act, and several other states’ antitrust, unfair competition, and consumer protection statutes. Shortly thereafter, a number of other plaintiffs filed similar complaints. Given the similarity of the complaints, the Judicial Panel on Multidistrict Litigation has been asked to transfer the cases to a single judge and consolidate them for pretrial proceedings. The Judicial Panel on Multidistrict Litigation heard argument on the motion to transfer on January 25, 2007. Given the early stage of these cases, the Company cannot predict their outcome or provide an estimate of any possible losses. Any litigation could be costly, divert our management’s attention and could have a material adverse effect on our business, results of operations, financial condition or cash flows. The Company intends to vigorously defend these actions.

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

Many of these factors also impact the recoverability of the carrying value of certain of our manufacturing, tax, goodwill, and other tangible and intangible assets. As business conditions change, future write-downs or abandonment of these assets may occur. For example, in Q2 2007, we recorded an impairment charge of approximately $2.5 million to reduce the carrying value of our facility in Manila, the Philippines, which is currently held-for-sale, to reflect current real estate market conditions. In addition, in Q1 2006 and Q4 2006, we recorded impairment charges of $1.7 million and $0.6 million for our investment portfolio and intangibles related to our acquisition of Newave, respectively.

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

A significant amount of our accounts receivable is concentrated with a relatively small number of our customers. As a result of our merger with ICS, we maintain significant relationships with distributors with whom we had no operating experience prior to the merger. For example, Maxtek and its affiliates represented 23% of our gross accounts receivable balance as of December 31, 2006. If any one or more of these global distributors were to file for bankruptcy or otherwise experience significantly adverse financial conditions, our business and financial results could be adversely impacted.

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

The majority of our products are incorporated into our customers’ systems in enterprise/carrier class network, wireless infrastructure, and access network applications. A smaller percentage of our products also serve in customers’ computer storage, computer-related, and other applications. The communications markets in which we sell these products have historically been characterized by rapid technological change and significant fluctuations in demand. Demand for a significant portion of our products, and therefore potential increases in revenue, depends upon growth in the communications market, particularly in the data networking and wireless telecommunications infrastructure markets and, to a lesser extent, the PC market. Any slowdown in the communications or PC market could materially adversely affect our operating results.

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

We are dependent on a concentrated group of customers for a significant part of our revenues. A large portion of our revenues depend on sales to a limited number of customers. If these relationships were to diminish, and if these customers were to develop their own solutions or adopt a competitor’s solution instead of buying our products, our results could be adversely affected. For example, any diminished relationship with Cisco or other key customers could adversely affect our results. While we historically have made few sales to Cisco directly, when all channels of distribution are considered, including sales of product to electronic manufacturing service providers (“EMS”) customers, we estimate that Cisco represented between 17-20% of our total revenues during the first nine months of fiscal 2007. As a result of the ICS merger, our Cisco business has become a smaller percentage of our total revenues, but Cisco still represents our largest customer.

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

The costs associated with the legal proceedings in which we are involved can be substantial, specific costs are unpredictable and not completely within our control, and unexpected increases in litigation costs could adversely affect our operating results. We are currently involved in legal proceedings, as described above in Part II, Item 1 “Legal Proceedings.” The costs associated with legal proceedings are typically high, relatively unpredictable and not completely within our control. While we do our best to forecast and control such costs, the costs may be materially more than expected, which could adversely affect our operating results. Moreover, we may become involved in unexpected litigation with additional companies at any time, which would increase our aggregate litigation costs and could adversely affect our operating results. We are not able to predict the outcome of any of our legal actions and an adverse decision in any of our legal actions could significantly harm our business and financial statements.

International operations add increased volatility to our operating results. A growing and now substantial percentage of our revenues are derived from international sales, as summarized below:

(percentage of total revenues)	First nine months of fiscal 2007	Twelve months of Fiscal 2006	Twelve months of Fiscal 2005
Americas	30%	26%	32%
Asia Pacific	45%	49%	37%
Japan	14%	13%	14%
Europe	11%	12%	17%

Total	100%	100%	100%

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

In addition, in support of our international operations, a portion of our cash and investment portfolio accumulates offshore. At December 31, 2006, we had cash and investments of approximately $66.4 million invested overseas in accounts belonging to various IDT foreign operating entities. While these amounts are primarily invested in US dollars, a portion is held in foreign currencies, and all offshore balances are exposed to local political, banking, currency control and other risks. In addition, these amounts may be subject to tax and other restrictions, if repatriated.

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

Our common stock has experienced substantial price volatility. Such volatility may occur in the future, particularly as a result of quarter-to-quarter variations in our actual or anticipated financial results, those of other semiconductor companies or our customers. Stock price volatility may also result from product announcements by us or our competitors, or from changes in perceptions about the various types of products we manufacture and sell. In addition, our stock price may fluctuate due to price and volume fluctuations in the stock market, especially in the technology sector, and as a result of other considerations or events described in Part II, Item 1A “Risk Factors” of this form 10-Q.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information with respect to repurchases of our common stock during the third quarter of fiscal 2007:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Approximate total dollar value of shares that may yet be purchased under the program (1)
October 2, 2006 – October 29, 2006	1,800,000	$15.98	1,800,000	$57,171,000
October 30, 2006 – November 26, 2006	3,307,736	$16.08	3,307,736	$3,811,000
November 27, 2006 – December 31, 2006	232,000	$16.40	232,000	—

Total	5,339,736	$16.10	5,339,736

(1)	In May 2006, our Board of Directors authorized a program to repurchase up to $50,000,000 of the Company’s common stock. In October 2006, our Board of Directors approved a $50,000,000 expansion of the repurchase program announced in May 2006. During the third quarter of fiscal 2007, we completed the repurchase program authorized in May 2006 and expanded in October 2006.

ITEM 6.	EXHIBITS

(a) The following exhibits are filed herewith:

Exhibit number	Description
31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, dated February 7, 2007.

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, dated February 7, 2007.

32.1	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, dated February 7, 2007.

32.2	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, dated February 7, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRATED DEVICE TECHNOLOGY, INC.

Date: February 7, 2007	/s/ GREGORY S. LANG
Gregory S. Lang President and Chief Executive Officer (duly authorized officer)

Date: February 7, 2007	/s/ CLYDE R.HOSEIN
Clyde R. Hosein Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)