Form 10-K
period 2007-04-01
INTEGRATED DEVICE TECHNOLOGY INC
filed 2007-05-31
CIK 703361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 1, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File No. 0-12695

INTEGRATED DEVICE TECHNOLOGY, INC.

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	94-2669985
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

6024 SILVER CREEK VALLEY ROAD, SAN JOSE, CALIFORNIA	95138
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (408) 284-8200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, $.001 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $3.2 billion, computed by reference to the last sales price of $16.07 as reported by The NASDAQ Stock Market LLC, as of the last business day of the registrant’s most recently completed second fiscal quarter, September 29, 2006. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s Common Stock, $.001 par value, as of April 30, 2007, was approximately 197,807,647

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13, and 14 of Part III incorporate information by reference from the registrant’s Proxy Statement for the 2007 Annual Meeting of Stockholders.

PART I

Special Note Regarding Forward-Looking Statements

We have made statements in this Annual Report on Form 10-K in Item 1-”Business”, Item 1A-”Risk Factors”, Item 3-”Legal Proceedings”, Item 7-”Management’s Discussion and Analysis of Financial Condition and Results of Operation” and in other sections of this Annual Report on Form 10-K that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events and the future results of Integrated Device Technology, Inc. and are based on current expectations, estimates, forecasts and projections about the industry in which we operate and the beliefs and assumptions of our management. In addition, in this Annual Report on Form 10-K, the words ‘expects,’ ‘anticipates,’ ‘targets,’ ‘goals,’ ‘projects,’ ‘intends,’ ‘plans,’ ‘believes,’ ‘seeks,’ ‘estimates,’ and variations of such words and similar expressions, as they relate to us, our business and our management, are intended to identify such forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Report under the section entitled “Risk Factors” under Part I, Item 1A and elsewhere in this Report, and in other reports we file with the Securities and Exchange Commission (SEC), including our most recent reports on Form 10-Q.

Forward-looking statements speak only as of the date the statements are made. You should not put undue reliance on any forward-looking statements. We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

ITEM 1.	BUSINESS

We design, develop, manufacture and market a broad range of low power, high-performance mixed-signal semiconductor solutions for the advanced communications, computing and consumer industries. Our communications products target markets including the core, metro, access, enterprise, small office/home office (SOHO), data center and wireless markets. Our computing products are designed specifically for desktop, notebook, sub-notebook and server applications while our consumer products are optimized for gaming consoles, set-top boxes, digital TV and smart phones.

With best-in-class talent, technology, and a forward-thinking product-development philosophy targeted at digital media, IDT enables the industry to transport, process, and experience digital media. We do this by developing detailed systems-level knowledge, and applying our fundamental semiconductor heritage to create essential solutions to the compelling technology problems faced by our customers.

We market our products on a worldwide basis primarily to original equipment manufacturers (OEMs) through a variety of channels, including a direct sales force, distributors, electronic manufacturing suppliers (EMSs) and independent sales representatives.

We seek to differentiate our products from our competitors’ products through the following capabilities:

•

Aggressive investment in system-level knowledge and whole product solution elements that allow us to solve difficult technology problems for our customers and enable them to rapidly deploy new technology;

•	Application of our diverse skill, know-how and technology to help our customers achieve maximum benefit from evolving technology standards relevant in the market;

•	Demonstrating the dependability and reliability of an experienced, high-volume vendor with a long-term view; and

•	Combining our digital design silicon heritage with the latest in analog, mixed-signal capabilities to provide value-add, quick turn benefits to our customers.

We fabricate approximately 49% of our current semiconductor wafers using advanced complementary metal oxide silicon (CMOS) process technology in our own fabrication facility in Hillsboro, Oregon. We complement our internal manufacturing with the use of foundry resources, primarily for processes we do not plan to support in our own fabrication facility. In fiscal 2007, we assembled or packaged approximately 95% of our products externally utilizing several different vendor partners, with approximately 5% of our products assembled and packaged by our manufacturing facility in Penang, Malaysia where we also conduct product test operations. Beginning in fiscal 2008, we will have outsourced 100% of our internal assembly operations previously supported at our Penang facility as part of our focus on improving profitability.

In July 2006, we acquired the PC and Notebook audio business from SigmaTel. This acquisition offered a number of benefits to IDT. First, as a result of existing strong customer relationships within the PC Motherboard market and our product portfolio of timing, PCIe switching and server memory devices, IDT now provides increased value-add to customers through the addition of High Definition (HD) audio codec products. Second, our objective is to simplify the purchasing process and support needs of many of our customers by reducing their vendor count. Third, we have enhanced the PC Audio product capabilities by adding knowledgeable resources from our existing Taiwan and Shanghai design centers.

IDT was incorporated in California in 1980 and reincorporated in Delaware in 1987. The terms “the Company,” “IDT,” “our,” “us” and “we” refer to Integrated Device Technology, Inc. and its consolidated subsidiaries.

PRODUCTS AND MARKETS

We provide a broad portfolio of essential semiconductor solutions, including integrated circuits (ICs) that enable digital media to be transported, processed and experienced in current and next-generation network equipment, computing and consumer applications. We serve equipment vendors by applying our advanced hardware, integrated software and heritage technologies to create flexible, highly integrated products that enhance the functionality and processing of network services.

We operate in three business segments:

o	Networking

o	Timing and Memory Interface

o	Standard Products and Other

During fiscal 2007, the Networking, Timing and Memory Interface, and Standard Products and Other segments accounted for approximately 31%, 50% and 19% respectively, of our total revenues of $803.6 million. During fiscal 2006, these segments accounted for approximately 44%, 35% and 21%, respectively, of our total revenues of $527.8 million. In fiscal 2005, these segments accounted for approximately 59%, 12% and 29% of our total revenues of $390.6 million.

Networking Segment

This segment includes network search engines, switching solutions, flow-control management devices, FIFOs, multi-port products and integrated communications processors.

Network Search Engines: In September 2006, we introduced the industry’s first Search Accelerator delivering an unprecedented search rate of one billion searches per second. Our family of search accelerators and network search engines (NSEs) are based on the integration of ternary content addressable memory (TCAM) and high-performance logic. IDT search accelerators and NSEs support network processing units and application-specific integrated circuits (ASICs) or field-programmable gate arrays (FPGAs), and enable intelligent application management in next-generation networking equipment. We were the first supplier to offer the industry an NSE capable of one billion searches per second, as well as the first supplier to introduce an NSE with an integrated LA-1 interface. Our NSE portfolio includes a family of custom devices, as well as families of NSEs with high-performance interfaces for ASICs, and glue-less interfaces to leading network processors, to accelerate packet classification and forwarding in core, metro and access networks.

Switching Solutions: We have been aggressively driving products and ecosystem development for our standards-based switching solutions, featuring Peripheral Component Interconnect (PCI) Express. In December 2006, we introduced eight PCIe devices optimized for I/O Connectivity and in March 2007, we introduced an additional seven devices optimized for system interconnect and inter-domain communications. Our family of PCI Express switching solutions is aimed at high-performance server and storage applications. We offer customers a complete integrated hardware/software development kit that includes evaluation boards, software drivers and a graphical user interface that enables complete system configuration and optimization.

Flow-Control Management (FCM) Devices: As a leading provider of innovative semiconductor solutions, we have continued to evolve our capabilities in integrating advanced memory and logic architectures to create a new class of value-added semiconductor solutions called FCM devices. FCM devices provide access and/or queuing for data streams between subsystems and explicitly assist with additional functions, such as policing, shaping, scheduling, or directing data. FCM devices have extensive impact in communications subsystem designs because they replace traditional methods of managing the flow of data within a system that were previously accomplished with multiple ASICs, FPGAs and external static random access memory (SRAM), dynamic random access memory (DRAM) or FIFOs. Our FCM portfolio consists of application-specific standard products (ASSPs) targeting the flexible networking and wireless infrastructure markets such as the Pre-Processing Switch (PPS) that offloads digital signal processors (DSP) functionality, and a suite of Serial RapidIO-based, off-the-shelf switching devices suited for DSP clusters in wireless base stations and media gateways.

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

Multi-port Memory Products: We offer the industry’s most comprehensive and highest-performance multi-port memory products available. Our portfolio consists of more than 150 types of asynchronous and synchronous dual-ports, tri-ports, four-ports and bank-switchable dual-ports. These devices are well-suited for wireless infrastructures, networking, storage, wireless handsets, high-speed image processing and multi-core computing, such as supercomputers.

Integrated Communications Processors: Our Interprise™ family of integrated communications processors consists of a range of processors and development tools. In addition, we partner with industry-leading software and hardware vendors to deliver system platforms to communications customers. The devices are based on the MIPS™ instruction set architecture and serve communications market segments, such as Ethernet switches, enterprise gateways and wireless local area networks (LANs), as well as edge and access market areas, including fiber-to-the-home and wireless application protocols (WAPs). Our Interprise™ processors provide a combination of flexibility, performance and appropriate integration levels that enable customers to get to market quickly with cost-effective, flexible systems.

Timing and Memory Interface Segment

We are a leading provider of timing solutions, offering a complete portfolio of products for clock generation, distribution, recovery and jitter attenuation to serve numerous computing, consumer, networking and communications applications.

PC Clocks: Our PC clocks offer a unique combination of features and high performance, enabling cutting edge technologies such as PCI Express (Generation 1 and 2), as well as fully-buffered dual in-line memory modules (FB-DIMM). In fiscal 2007, we introduced the industry’s first 4PLL and 5PLL products for PC clocks. In addition, we also provide customized clock solutions, offering optimized feature sets to meet the needs of specific motherboards. We offer the industry’s largest portfolio of PC clock products for all generation of Intel, ATI Technologies, Via Technologies, Silicon Integrated Systems (SiS) Corp. and AMD motherboards.

Memory Interface Products: The broad range of our products for DIMMs is a direct result of our significant experience in timing, high-speed serial interface and logic technologies. Our advanced memory buffer devices (AMB) are a class of products that provide a high-speed, serial, communications interface between the memory controller and modules on the channel of FB-DIMMs for server and workstation applications. In 2006, we introduced our 2nd generation AMB products that are now in use by all server system manufacturers. Our double data rate register and PLL chipsets also meet the latest memory speed needs of server and workstation devices.

MicroClock Devices: Optimized for digital consumer applications, such as video game consoles, set-top boxes (cable satellite and internet protocol/digital subscriber line), digital TV and DVD recorders, our MicroClock products consist of both custom and off-the-shelf solutions. Products include programmable timing devices that address in-system programming and test, clock redundancy and I/O translation. By directly enhancing design flexibility, portability and reliability, these products also reduce inventory and test costs. Our other MicroClock products include: zero-delay buffers, clock synthesizers, voltage-controlled crystal oscillators and spread-spectrum clock generators.

NetCom Clocks: Created for networking, communications (SONET/SDH), advanced computing (servers and workstations) and enterprise storage (SAN & NAS) applications, our Netcom products include high-performance and high-reliability frequency generation and clock distribution products enabling clock-tree development, clock synthesizers optimized for Freescale PowerQUICC™ processors, FemtoClocks™ ultra-low jitter clock sources, Stratum-compliant jitter attenuation and frequency translation PLLs, surface acoustic wave (SAW) PLL communications modules and voltage-controlled SAW oscillator modules.

Standard Products and Other Segment

Telecommunications Products: We offer a broad telecommunications semiconductor portfolio, including products for access and transport, time-division multiplex (TDM) switching and voice processing. The IDT SuperJET™ family of J1/E1/T1 transceivers includes the industry’s first monolithic octal density device, designed to address next-generation universal line-card designs in communications applications. In addition, we provide best-in-class products for multiplexing and the widest selection of time slot interchange switches and programmable voice CODEC devices for high-volume applications.

Digital Logic Products: We provide fast CMOS TTL-compatible, low-voltage CMOS, and advanced low-voltage CMOS, including a broad range of high-performance, 3.3-volt CMOS logic products. These products are developed for network switches and routers, wireless base stations, storage networks, servers and other applications.

SRAM Products: With over two decades of SRAM experience, we produce a broad line of high-speed, industry-standard SRAMs that are used in the communications market and in other markets. We offer a wide range of products from 16-Kbit to 18-Mbit densities in both synchronous and asynchronous architectures. We invented zero bus turnaround™ technology (ZBT), which has become the communications SRAM standard, and co-developed the quad data rate™ architecture (QDR).

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

Audio: Our high-definition (HD) Audio codecs ensure that PCs have the best audio fidelity in the market. Our growing portfolio supports from 2 to 10 channels of audio along with advanced technologies such as integrated digital microphone interface, modem interface, ADAT® optical interface, and more. The high performance and quality of our Theater Quality HD Audio codecs brings consumer electronic level performance to Media Center and Entertainment PCs.

Video: Our Video product operation offers advanced mixed signal technology for video interfaces in digital video equipment. We provide high capability mixed signal interface products that complement our consumer timing products found in the Micro clock group. Products include low voltage differential signaling (LVDS) display interface chips, high definition media interface (HDMI) receiver chips and triple-ADC (analog-to-digital converter) video samplers.

Sales Channels

We use a variety of sales channels, including a direct sales force, distributors, EMSs and independent sales representatives. A significant percentage of our sales, including sales to Cisco and other large OEM customers, are through EMSs and distributors. One family of distributors, Maxtek and its affiliates, represented approximately 20% of our revenues in fiscal 2007. In fiscal 2006 and 2005, sales to Avnet, another distributor, represented approximately 13% and 10% of our revenues, respectively. In addition, one EMS, Solectron, represented approximately 8% and 9% of our revenues for fiscal 2007 and 2006, respectively. In fiscal 2005, sales to Celestica, an EMS, represented approximately 11% of our revenues.

We employ a direct sales force that operates out of field sales offices located in the United States and abroad. We also utilize four primary distributors, Avnet, Arrow Electronics, Future Electronics and Nu Horizons, for sales in the United States. A significant percentage of our export sales are also made through global and regional distributors and EMSs in Europe, Asia Pacific and Japan.

During fiscal 2007, 2006 and 2005, sales outside of the Americas represented approximately 70%, 74% and 68%, respectively, of our total revenues.

Customers

We market our products on a worldwide basis, primarily to OEMs, who in turn market our products under their brands. We work closely with our OEM customers to design and integrate current and next generation products to meet the requirements of end users. Many of our end-customer OEMs have outsourced their manufacturing to a concentrated group of global EMSs, who then buy product directly from us on behalf of the OEM. EMSs have achieved greater autonomy in the design win, product qualification and product purchasing decisions, especially for commodity products. This has had the effect of concentrating a significant percentage of our revenue with a small number of companies. No direct OEM customer accounted for 10% or more of our revenues in fiscal 2007, 2006 or 2005. However, when sales through all channels are considered, we estimate that end-customer sales to Cisco represented less than 20% of our revenues in fiscal 2007 and between 21-24% of our revenues in fiscal 2006 and 2005, respectively.

Products in our Networking segment are targeted primarily to communications customers. Products in our Timing and Memory Interface segment are targeted primarily to computing, communication and consumer customers, including those in our gaming sub-segment. Although products in our Standard Products and Other segment are general purpose in nature, the majority of our products in this segment are supplied to our communications customers. Customers often purchase products from more than one of our product families.

Manufacturing

In fiscal 2007, we manufactured products representing more than 39% of our revenue at our Hillsboro, Oregon wafer fabrication facility. This facility produces 200mm (8-inch) wafers from 0.6-micron down to 0.12-micron process technologies. We use multiple wafer foundries for the balance of our production. In fiscal 2008, we expect production at wafer foundries to represent approximately 64% of total revenues.

We currently own and operate test facilities in Malaysia and Singapore. Substantially all of our test operations are performed at these two facilities. We also use subcontractors, principally in the Philippines, Korea and Indonesia to perform our assembly production.

Backlog

Our backlog (which we define as all confirmed, unshipped orders) as of April 1, 2007 was $95.0 million compared to $87.0 million as of April 2, 2006. We offer sole-sourced products, as well as industry-standard products. Sales are generally made pursuant to purchase orders, which are frequently revised by customers as their requirements change. We have also entered into master purchase agreements, which do not require minimum purchase quantities, with many of our OEM and EMS customers. We schedule product deliveries on receipt of purchase orders under the related customer agreements. Generally, these purchase orders and customer agreements, especially those for standard products, also allow customers to reschedule delivery dates and cancel purchase orders without significant penalties. In general, orders, especially for industry standard products, are often made with very short lead times and may be canceled, rescheduled, repriced or otherwise revised prior to shipment. In addition, certain distributor orders are subject to price adjustments both before and after shipment. Finally, orders placed by distributors or by consignment customers may reflect those customers’ intent to adjust their inventory levels, rather than providing an indication of near-term revenue opportunities. For all these reasons, we do not believe that our order backlog is a reliable indicator of future revenues.

Research and Development

Our research and development efforts emphasize the development of proprietary, low-power analog mixed-signal and enhanced-performance products. We believe that a continued high level of investment in research and development is necessary to maintain our competitive position. We operate research and development centers in San Jose, California; Tempe, Arizona; Atlanta, Georgia; Warren, New Jersey; Worcester, Massachusetts; Ottawa, Canada; Shanghai, China and Singapore. Research and development expenses, as a percentage of revenues, were approximately 21%, 24% and 27% in fiscal 2007, 2006 and 2005, respectively.

Our product development activities are focused on the design of integrated circuits that provide new features and enhanced performance primarily for communications, computing, and consumer applications.

Competition

The semiconductor industry is characterized by rapid technological advances, cyclical market patterns, price erosion and evolving industry standards. Many of our competitors have substantially greater technical, marketing, manufacturing or financial resources than we do. In addition, several foreign competitors receive financial assistance from their governments, which could give them a competitive advantage. We compete in different product areas to varying degrees on the basis of technical innovation and product performance, as well as product quality, availability and price. Products in our Standard Products and Other segment, excluding military, audio and video products, can generally be characterized as commodity-type items and tend to be our most price-sensitive products.

Our competitive strategy is to differentiate our products through innovative configurations, proprietary features, high performance, and breadth of offerings. We believe the principal competitive factors in the markets for our products are: product price versus performance, product features and functionality, reliability and availability, technical service and support and brand awareness. We compete with product offerings from Agere Systems, Cypress Semiconductor, Exar, Freescale, Infineon Technologies, Integrated Silicon Solutions, Intel, Maxim Integrated Products, NetLogic, NEC, Pericom Semiconductor, Philips Electronics, PLX Technology, Renasas, Samsung Electronics, Texas Instruments, Toshiba and Zarlink Semiconductor.

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

In recent years, there has been a growing trend of companies resorting to litigation to protect their semiconductor technology from unauthorized use by others. In the past, we have been involved in patent litigation, which adversely impacted our operating results. Although we have obtained patent licenses from certain semiconductor manufacturers, we do not have licenses from a number of semiconductor manufacturers with broad patent portfolios and consequently, these semiconductor manufacturers may resort to litigation or other means in an effort to force us to obtain licenses to their patents. Our success will depend on our ability to obtain necessary intellectual property rights and protect our intellectual property rights. While we have filed patent applications, we cannot be certain that these applications will issue into patents or that we will be able to obtain the patent coverage and other intellectual property rights necessary to protect our technology. Further, we cannot be certain that once granted, other parties will not contest our intellectual property rights.

Environmental Regulation

We are committed to protecting the environment and the health and safety of our employees, customers and the public. We endeavor to adhere to the most stringent standards across all of our facilities, to encourage pollution prevention and to strive towards continual improvement. As an integral part of our total quality management system, we strive to exceed compliance with regulatory standards in order to achieve a standard of excellence in environmental, health and safety management practices.

Our manufacturing facilities are subject to numerous environmental laws and regulations, particularly with respect to the storage, handling, use, discharge and disposal of certain chemicals, gases and other substances used or produced in the semiconductor manufacturing process. Compliance with these laws and regulations has not had a material impact on our capital expenditures, earnings, financial condition or competitive position. Although we believe that we are fully compliant with all applicable environmental laws and regulations there can be no assurance that current or future environmental laws and regulations will not impose costly requirements upon us. Any failure by us to comply with applicable environmental laws and regulations could result in fines, suspension of production, alteration of fabrication processes and legal liability.

Employees

As of April 1, 2007, we employed approximately 2,400 people worldwide. Our future success depends in part on our ability to attract and retain qualified personnel, particularly engineers, who are often in great demand. We have implemented policies enabling our employees to share in our success, including stock option, stock purchase and incentive bonus plans for all exempt employees. We have never had a work stoppage related to labor issues. None of our employees are currently represented by a collective bargaining agreement, and we consider our employee relations to be good.

Available Information

We electronically file our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 with the SEC. The public may read or copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov. You may obtain a free copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports with the SEC on our website on the World Wide Web at http://www.IDT.com, by contacting the Investor Relations Department at our corporate offices by calling (408) 654-6420 or by sending an e-mail message to ir@IDT.com.

ITEM 1A.	RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below and all information contained in this report before you decide to purchase our common stock. If any of the possible adverse events described below actually occurs, we may be unable to conduct our business as currently planned and our financial condition and operating results could be harmed. In addition, the trading price of our common stock could decline due to the occurrence of any of these risks, and you may lose all or part of your investment.

Our operating results can fluctuate dramatically. Our operating results have fluctuated in the past and are likely to vary in the future. For example, we recorded a net loss of $7.6 million and $81.7 million in fiscal 2007 and fiscal 2006, respectively, after recording net income of $13.3 million in fiscal 2005. Fluctuations in operating results can result from a wide variety of factors, including:

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

Many of these factors also impact the recoverability of the carrying value of certain of our manufacturing, goodwill, and other tangible and intangible assets. As business conditions change, future write-downs or abandonment of these assets may occur. For example, in fiscal 2007, we recorded impairment charges of approximately $4.4 million to reduce the carrying value of our facility in Manila, the Philippines to reflect current real estate market conditions. In addition, in fiscal 2006, we recorded impairment charges of $2.3 million for our investment portfolio and intangibles related to our acquisition of Newave.

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

In fiscal 2006, in connection with our merger with ICS, we reviewed and modified our combined IDT and ICS distributor network. In Asia Pacific, in particular, we made changes to our distributors and the terms and conditions under which our distribution business is conducted. As a result of these changes, a higher percentage of our revenue in this region is now recognized at the time we sell product to our distributors. Consequently, we now have reduced visibility over both inventory levels at our distributors and end customer demand for our products. Further, the distributors have assumed more risk associated with changes in end demand for our products. Accordingly, significant changes in end demand in the semiconductor business in general, or for our products in particular, may be difficult for us to detect or otherwise measure, which could cause us to incorrectly forecast demand for our products. If we are not able to accurately forecast end demand for our products our business and financial results could be adversely affected.

A significant amount of our accounts receivable is concentrated with a relatively small number of our customers. We maintain significant relationships with several global distributors and electronic manufacturing service providers (EMSs). For example, Maxtek and its affiliates represented 24% of our gross accounts receivable balance as of April 1, 2007. If any one or more of these global distributors or EMSs were to file for bankruptcy or otherwise experience significantly adverse financial conditions, our business and financial results could be adversely impacted.

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

The majority of our products are incorporated into our customers’ systems in enterprise/carrier class network, wireless infrastructure, and access network applications. A smaller percentage of our products also serve in customers’ computer storage, computer-related, and other applications. The communications markets in which we sell these products have historically been characterized by rapid technological change and significant fluctuations in demand. Demand for a significant portion of our products, and therefore potential increases in revenue, depends upon growth in the communications market, particularly in the data networking and wireless telecommunications infrastructure markets and, to a lesser extent, the PC market. Any slowdown in the communications or PC market could materially and adversely affect our operating results.

A majority of the sales of legacy ICS products depend largely on sales of PCs and peripherals for PCs. Following our merger with ICS, a significant portion of our sales continue to be in the PC market. The PC industry is subject to price competition, rapid technological change, evolving standards, short product life cycles and continuous erosion of average selling prices. Should the PC market decline or experience slower growth, then a decline in the order rate for our products could occur and sales could decline. A downturn in the communications or PC markets could also affect the financial health of some of our customers, which could affect our ability to collect outstanding accounts receivable from such customers.

Our results are dependent on the success of new products. The markets we serve are characterized by price competition, rapid technological change, evolving standards, short product life cycles and continuous erosion of average selling prices. Consequently, our future success will be highly dependent upon our ability to continually develop new products using the latest and most cost-effective technologies, introduce our products in commercial quantities to the marketplace ahead of the competition and have our products selected for inclusion in leading systems manufacturers’ products. In addition, the development of new products and wafer processing technology will continue to require significant R&D expenditures. If we are unable to successfully develop, produce and market new products in a timely manner, have our products available in commercial quantities ahead of competitive products or have our products selected for inclusion in products of systems manufacturers and sell them at gross margins comparable to or better than our current products, our future results of operations could be adversely impacted. In addition, our future revenue growth is also partially dependent on our ability to penetrate new markets in which we have limited experience and where competitors are already entrenched. Even if we are able to develop, produce and successfully market new products in a timely manner, such new products may not achieve market acceptance.

We are dependent on a concentrated group of customers for a significant part of our revenues. A large portion of our revenues depend on sales to a limited number of customers. If these relationships were to diminish, or if these customers were to develop their own solutions or adopt a competitor’s solution instead of buying our products, our results could be adversely affected. For example, any diminished relationship with Cisco or other key customers could adversely affect our results. While we historically have made relatively few sales to Cisco directly, when all channels of distribution are considered, including sales of product to EMS customers, we estimate that end-customer sales to Cisco represented less than 20% of our revenues in fiscal 2007 and between 21% to 24% of our revenues in fiscal 2006 and 2005, respectively. As a result of the ICS merger, our Cisco business has become a smaller percentage of our total revenues, but Cisco still represents our largest end-customer.

Many of our end-customer OEMs have outsourced their manufacturing to a concentrated group of global EMSs who then buy product directly from us on behalf of the OEM. EMSs have achieved greater autonomy in the design win, product qualification and product purchasing decisions, especially for commodity products. Furthermore, these EMSs have generally been centralizing their global procurement processes. This has had the effect of concentrating a significant percentage of our revenue with a small number of companies. For example, one EMS, Solectron, accounted for approximately 8% of our fiscal 2007 revenues and represented approximately 6% of our accounts receivable as of April 1, 2007. Competition for the business of these EMSs is intense and there is no assurance we can remain competitive and retain our existing market share with these customers. If these companies were to allocate a higher share of commodity or second-source business to our competitors instead of buying our products, our results would be adversely affected. Furthermore, as EMSs have represented a growing percentage of our overall business, our concentration of credit and other business risks with these customers has increased. Competition among global EMSs is intense as they operate on extremely thin margins. Overall, the financial condition of EMSs, on average, declined significantly during the industry downturn in fiscal 2001- 2002. If any one or more of these global EMSs were to file for bankruptcy or otherwise experience significantly adverse financial conditions, our business would be adversely impacted as well.

Finally, we utilize a relatively small number of global and regional distributors around the world, who buy product directly from us on behalf of their customers. For example, one family of distributors, Maxtek and its affiliates, represented approximately 20% of our revenues for fiscal 2007 and represented approximately 24% of our gross accounts receivable as of April 1, 2007. If our business relationships were to diminish or any one or more of these global distributors were to file for bankruptcy or otherwise experience significantly adverse financial conditions, our business could be adversely impacted. Because we continue to be dependent upon continued revenue from a small group of OEM end customers, EMSs and global and regional distributors, any material delay, cancellation or reduction of orders from or loss of these or other major customers could cause our sales to decline significantly, and we may not be able to reduce the accompanying expenses at the same rate.

Our product manufacturing operations are complex and subject to interruption. From time to time, we have experienced production difficulties, including reduced manufacturing yields or products that do not meet our or our customers’ specifications, which has resulted in delivery delays, quality problems and lost revenue opportunities. While delivery delays have been infrequent and generally short in duration, we could experience manufacturing problems, capacity constraints and/or product delivery delays in the future as a result of, among other things, the complexity of our manufacturing processes, changes to our process technologies (including transfers to other facilities and die size reduction efforts), and difficulties in ramping production and installing new equipment at our facilities.

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

A portion of our manufacturing capability is relatively fixed in nature. Although we have reduced our manufacturing cost structure substantially over the past five years, a portion of our manufacturing capability is relatively fixed in nature. Large and rapid swings in demand for our products can make it difficult to efficiently utilize this capacity on a consistent basis. Significant reductions in demand for our products, as we have most recently experienced in fiscal 2002 and 2003, will result in material under utilization of our manufacturing facilities while sudden increases in demand for our products could leave us short of capacity and unable to capitalize on incremental revenue opportunities. These swings in demand and the resulting under-utilization of our manufacturing capacity or inability to procure sufficient capacity to meet end customer demand for our products would cause material fluctuations in, and could materially and adversely affect, the gross margins we report.

We build most of our products based on estimated demand forecasts. Demand for our products can change rapidly and without advance notice. Demand can also be affected by changes in our customers’ levels of inventory and differences in the timing and pattern of orders from their end customers. If demand forecasts are inaccurate or change suddenly, we may be left with large amounts of unsold products, may not be able to fill all actual orders, and may not be able to efficiently utilize our existing manufacturing capacity or make optimal investment and other business decisions. As a result, we may end up with excess and obsolete inventory or we may be unable to meet customer short-term demands, either of which could have an adverse impact on our operating results.

We are increasingly reliant upon subcontractors. We utilize subcontractors for the vast majority of our assembly requirements, typically at higher costs than at our internal assembly and test operations. Our use of subcontractors has increased with our decision to outsource assembly operations in our Penang, Malaysia facility in fiscal Q2 2007, our closure of our test and assembly facility in Manila, the Philippines in fiscal Q2 2006 and our addition of ICS. Beginning in fiscal 2008, we do not perform assembly services in-house and are now totally dependent on sub-contractors for assembly operations. We are also dependent on third-party outside foundries for the manufacture of silicon wafers. Our increased reliance on subcontractors and third party foundries for our current products increases certain risks because we will have less control over manufacturing quality and delivery schedules, maintenance of sufficient capacity to meet our orders and generally, maintaining the manufacturing processes we require. We expect our use of subcontractors and third-party foundries to continue to increase. Due to production lead times and potential subcontractor capacity constraints, any failure on our part to adequately forecast the mix of product demand and resulting foundry and subcontractor requirements could adversely affect our operating results. In addition, we cannot be certain that these foundries and subcontractors will continue to manufacture, assemble, package, and test products for us on acceptable economic and quality terms or at all and it may be difficult for us to find alternatives in a timely and cost-effective manner if they do not do so.

We have made and may continue to make acquisitions which could divert management’s attention, cause ownership dilution to our stockholders, be difficult to integrate and adversely affect our financial results. Acquisitions are commonplace in the semiconductor industry and we may acquire businesses or technologies. Integrating newly acquired businesses or technologies could put a strain on our resources, could be costly and time consuming, and might not be successful. Such acquisitions could divert our management’s attention from other business concerns. In addition, we might lose key employees while integrating new organizations. Acquisitions could also result in customer dissatisfaction, performance problems with an acquired company or technology, dilutive or potentially dilutive issuances of equity securities, the incurrence of debt, the assumption or incurrence of contingent liabilities, possible impairment charges related to goodwill or other intangible assets or other unanticipated events or circumstances, any of which could harm our business. Consequently, we might not be successful in integrating any acquired businesses, products or technologies, and might not achieve anticipated revenues and cost benefits.

We are dependent on a limited number of suppliers. Our manufacturing operations depend upon obtaining adequate raw materials on a timely basis. The number of suppliers of certain raw materials, such as silicon wafers, ultra-pure metals and certain chemicals and gases needed for our products, is very limited. In addition, certain packages for our products require long lead times and are available from only a few suppliers. From time to time, suppliers have extended lead times or limited supply to us due to capacity constraints. Our results of operations would be materially and adversely affected if we were unable to obtain adequate supplies of raw materials in a timely manner or if there were significant increases in the costs of raw materials, or if foundry or assembly subcontractor capacity was not available, or was only available at uncompetitive prices.

We are subject to a variety of environmental and other regulations related to hazardous materials used in our manufacturing processes. Any failure by us to adequately control the use or discharge of hazardous materials under present or future regulations could subject us to substantial costs or liabilities or cause our manufacturing operations to be suspended.

We have limited experience with government contracting, which entails differentiated business risks. Currently, certain of our subsidiaries derive revenue from contracts and subcontracts with agencies of, or prime contractors to, the U.S. government, including U.S. military agencies. Although former employees of ICS who work for us have experience contracting with agencies of the U.S. government, historically we have not contracted with agencies of the U.S. government. As a company engaged, in part, in supplying defense-related equipment to U.S. government agencies, we are subject to certain business risks that are particular to companies that contract with U.S. government agencies. These risks include the ability of the U.S. government or related contractors to unilaterally:

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

In addition, because we have defense industry contracts with respect to products that are sold both within and outside of the United States, we are subject to the following additional risks in connection with government contracts:

•	The need to bid on programs prior to completing the necessary design, which may result in unforeseen technological difficulties and/or cost overruns;

•	The difficulty in forecasting long-term costs and schedules and the potential obsolescence of products related to long-term fixed price contracts; and

•	The need to transfer and obtain security clearances and export licenses, as appropriate.

Intellectual property claims could adversely affect our business and operations. The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights, which has resulted in significant and often protracted and expensive litigation. We have been involved in patent litigation in the past, which adversely affected our operating results. Although we have obtained patent licenses from certain semiconductor manufacturers, we do not have licenses from a number of semiconductor manufacturers that have broad patent portfolios. Claims alleging infringement of intellectual property rights have been asserted against us in the past and could be asserted against us in the future. These claims could result in our having to discontinue the use of certain processes; cease the manufacture, use and sale of infringing products; incur significant litigation costs and damages; and develop non-infringing technology. We might not be able to obtain such licenses on acceptable terms or to develop non-infringing technology. Further, the failure to renew or renegotiate existing licenses on favorable terms, or the inability to obtain a key license, could materially and adversely affect our business.

The costs associated with the legal proceedings in which we are involved can be substantial, specific costs are unpredictable and not completely within our control, and unexpected increases in litigation costs could adversely affect our operating results. We are currently involved in legal proceedings, as described above in Part I, Item 3 “Legal Proceedings.” The costs associated with legal proceedings are typically high, relatively unpredictable and are not completely within our control. While we do our best to forecast and control such costs, the costs may be materially more than expected, which could adversely affect our operating results. Moreover, we may become involved in unexpected litigation with additional companies at any time, which would increase our aggregate litigation costs and could adversely affect our operating results. We are not able to predict the outcome of any of our legal actions and an adverse decision in any of our legal actions could significantly harm our business and financial performance.

International operations add increased volatility to our operating results. A substantial percentage of our revenues are derived from international sales, as summarized below:

(percentage of total revenues)	Fiscal 2007	Fiscal 2006	Fiscal 2005
Americas	30%	26%	32%
Asia Pacific	47%	49%	37%
Japan	13%	13%	14%
Europe	10%	12%	17%

Total	100%	100%	100%

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

Contract pricing for raw materials and equipment used in the fabrication and assembly processes, as well as for foundry and subcontract assembly services, may also be impacted by currency controls, exchange rate fluctuations and currency devaluations. We sometimes hedge currency risk for currencies that are highly liquid and freely quoted but may not enter into hedge contracts for currencies with limited trading volume.

In addition, in support of our international operations, a portion of our cash and investment portfolio accumulates offshore. At April 1, 2007, we had cash and investments of approximately $71.7 million invested overseas in accounts belonging to various IDT foreign operating entities. While these amounts are primarily invested in US dollars, a portion is held in foreign currencies, and all offshore balances are exposed to local political, banking, currency control and other risks. In addition, these amounts may be subject to tax and other transfer restrictions.

We depend on the ability of our personnel, raw materials, equipment and products to move reasonably unimpeded around the world. Any political, military, world health (e.g., SARS, Bird Flu) or other issue which hinders the worldwide movement of our personnel, raw materials, equipment or products or restricts the import or export of materials could lead to significant business disruptions. Furthermore, any strike, economic failure, or other material disruption on the part of major airlines or other transportation companies could also adversely affect our ability to conduct business. If such disruptions result in cancellations of customer orders or contribute to a general decrease in economic activity or corporate spending on information technology, or directly impact our marketing, manufacturing, financial and logistics functions, our results of operations and financial condition could be materially and adversely affected.

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

Our common stock has experienced substantial price volatility. Such volatility may occur in the future, particularly as a result of quarter-to-quarter variations in our actual or anticipated financial results, those of other semiconductor companies or our customers. Stock price volatility may also result from product announcements by us or our competitors, or from changes in perceptions about the various types of products we manufacture and sell. In addition, our stock price may fluctuate due to price and volume fluctuations in the stock market, especially in the technology sector, and as a result of other considerations or events described in Part I, Item 1A “Risk Factors” of this form 10-K.

Our results of operations could vary as a result of the methods, estimates and judgments we use in applying our accounting policies. The methods, estimates and judgments we use in applying our accounting policies have a significant impact on our results of operations (see “Critical Accounting Policies” in Part II, Item 7 of this Form 10-K). Such methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and factors may arise over time that leads us to change our methods, estimates and judgments. Changes in those methods, estimates and judgments could significantly affect our results of operations. In particular, the calculation of stock-based compensation expense under SFAS 123R requires us to use valuation methodologies that were not developed for use in valuing employee stock options and make a number of assumptions, estimates and conclusions regarding matters such as expected forfeitures, expected volatility of our share price and the exercise behavior of our employees. Changes in these variables could impact our stock-based compensation expense and have a significant impact on our gross margins, R&D and SG&A expenses.

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

We own and operate a wafer fabrication facility in Hillsboro, Oregon (approximately 245,000 square feet). We own and operate a test facility in Malaysia (approximately 145,000 square feet) and operate a test facility in Singapore (approximately 37,000 square feet). Our Malaysian facility is subject to ground leases and our Singapore facility is subject to a leased space arrangement. For more information on our production facilities, please refer to Item 1, “Manufacturing,” in this Report.

Our corporate headquarters, and various administrative, engineering and support functions are located in San Jose, California. We own and occupy approximately 263,000 square feet of space at our San Jose headquarters. In August 2005, we completed the consolidation of our northern California operations to our San Jose facility. We also lease various facilities throughout the world for research and development and sales and marketing functions, including design centers in the United States, Canada and China.

ITEM 3.	LEGAL PROCEEDINGS

On October 24, 2006, we were served with a civil antitrust complaint filed by Reclaim Center, Inc., et. al. as plaintiffs in the US District Court for the Northern District of California against the Company and 37 other entities on behalf of a purported class of indirect purchasers of Static Random Access Memory (SRAM) products. The Complaint alleges that we and other defendants conspired to raise the prices of SRAM, in violation of Section 1 of the Sherman Act, the California Cartwright Act, and several other states’ antitrust, unfair competition, and consumer protection statutes. Shortly thereafter, a number of other plaintiffs filed similar complaints. Given the similarity of the complaints, the Judicial Panel on Multidistrict Litigation transferred the cases to a single judge in the Northern District of California and consolidated the cases for pretrial proceedings in February 2007. The consolidated cases are captioned In re Static Random Access Memory (SRAM) Antitrust Litigation. Plaintiffs have not yet filed a Consolidated Amended Complaint. Given the early stage of these cases, the Company cannot predict their outcome or provide an estimate of any possible losses. Any litigation could be costly, divert our management’s attention and could have a material and adverse effect on our business, results of operations, financial condition or cash flows. The Company intends to vigorously defend these actions. In addition, on May 14, 2007, we were served with a Civil Investigative Demand (CID) from the State of Florida concerning SRAM products. The Company is in the process of responding to the CID.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES ON EQUITY SECURITIES

Price Range of Common Stock

Our Common Stock is traded on the NASDAQ Global Select Market under the symbol IDTI. The following table shows the high and low closing sales prices for our Common Stock as reported by the NASDAQ Global Select Market for the fiscal periods indicated:

	High	Low
Fiscal 2007
First Quarter	$16.06	$13.24
Second Quarter	17.28	13.15
Third Quarter	17.07	14.60
Fourth Quarter	17.06	14.91

Fiscal 2006
First Quarter	$12.98	$10.60
Second Quarter	11.70	10.16
Third Quarter	13.19	9.32
Fourth Quarter	15.52	13.41

Shareholders

As of April 30, 2007, there were approximately 841 record holders of our Common Stock. A substantial majority of our shares are held by brokers and other institutions on behalf of individual stockholders.

Dividends

We have never paid cash dividends on our Common Stock. We currently plan to retain any future earnings for use in our business and do not currently anticipate paying cash dividends in the foreseeable future.

Issuer Purchases of Equity Securities

The following table sets forth information with respect to repurchases of our common stock during the fourth quarter of fiscal 2007:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Approximate total dollar value of shares that may yet be purchased under the program (1)
January 1, 2007 – January 28, 2007	—	—	—	—
January 29, 2007 – February 25, 2007	308,717	$15.36	308,717	$195,258,090
February 26, 2007 – April 1, 2007	1,254,720	$16.10	1,254,720	$175,063,234

Total	1,563,437	$15.95	1,563,437

(1)	In May 2006, our Board of Directors authorized a program to repurchase up to $50,000,000 of the Company’s common stock. In October 2006, our Board of Directors approved a $50,000,000 expansion of the repurchase program announced in May 2006. We completed the repurchase program authorized in May 2006 (and as expanded in October 2006) in the third quarter of fiscal 2007. In January 2007, our Board of Directors authorized a new program to repurchase up to $200,000,000 of the Company’s common stock.

Stock Performance Graph

Set forth below is a line graph comparing the percentage change in the cumulative total stockholder return on the Company’s common stock against the cumulative total return of the S&P 500 Index and the S&P Electronics (Semiconductors) Index for a period of five fiscal years. The Company’s fiscal year ends on a different day each year because the Company’s year ends at midnight on the Sunday nearest to March 31 of each calendar year. However, for convenience, the amounts shown below are based on a March 31 fiscal year end. “Total return,” for the purpose of this graph, assumes reinvestment of all dividends.

The Company’s stock price performance shown in the following graph is not necessarily indicative of future stock price performance.

	Cumulative Total Return
	2002	2003	2004	2005	2006	2007
Integrated Device Technology, Inc.	$100	$23.89	$45.13	$36.19	$44.71	$46.39
S&P 500	$100	$75.24	$101.66	$108.47	$121.19	$135.52
S&P Semiconductor index	$100	$51.56	$88.45	$74.97	$81.20	$74.97

ITEM 6.	SELECTED FINANCIAL DATA

The data set forth below are qualified in their entirety by reference to, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes thereto included in this Annual Report on Form 10-K.

Statements of Operations Data

	Fiscal Year Ended
(in thousands, except per share data)	April 1, 2007 (1)	April 2, 2006 (2)	April 3, 2005 (3)	March 28, 2004 (4)	March 30, 2003 (5)
Revenues	$803,596	$527,778	$390,640	$345,443	$343,878
Research and development expenses	166,433	127,591	103,729	98,535	129,108
Gains (losses) on investments, net	—	(1,705)	(12,831)	3,151	(6,557)
Operating income (loss)	(17,496)	(94,842)	13,923	(10,380)	(213,108)
Net Income (loss)	$(7,578)	$(81,708)	$13,333	$6,396	$(277,896)
Basic net income (loss) per share	(0.04)	(0.52)	0.13	(0.06)	(2.68)
Diluted net income (loss) per share	(0.04)	(0.52)	0.12	(0.06)	(2.68)
Shares used in computing net income (loss) per share:
Basic	198,106	157,345	105,825	104,607	103,520
Diluted	198,106	157,345	108,204	108,526	103,520

Balance Sheets and Other Data

(in thousands, except employee data)	April 1, 2007	April 2, 2006	April 3, 2005	March 28, 2004	March 30, 2003
Cash, cash equivalents and investments (6)	$359,933	$295,973	$581,233	$608,214	$552,722
Total assets	2,030,779	2,037,691	910,829	905,553	881,312
Other long-term obligations	16,001	15,581	10,890	15,651	23,775
Stockholders’ equity	$1,839,090	$1,858,199	$787,116	$784,224	$758,692
Number of employees	2,400	2,700	2,955	3,150	3,090

(1)	Includes amortization of intangible assets, primarily as a result of the Company’s merger with ICS in fiscal 2006 and SigmaTel’s PC Audio business in Q2 2007, of $155.4 million, of which $80.3 million, $0.5 million, and $74.6 million were classified as cost of revenues, R&D and SG&A, respectively. The Company also recorded restructuring costs, including severance and retention, asset impairment and facility closure costs of $10.3 million, of which $9.0 million, $0.9 million, and $0.4 million were classified as cost of revenues, R&D and SG&A, respectively. In addition, the Company recorded stock compensation expense of $46.5 million as a result of its adoption of SFAS 123R at the beginning of fiscal 2007, of which $3.7 million, $25.1 million and $17.7 million were classified as cost of revenues, R&D and SG&A, respectively.
(2)	Includes amortization of intangible assets, primarily as a result of the Company’s merger with ICS and purchase of Freescale Assets in September 2005, of $126.9 million, of which $77.7 million, $0.5 million, and $48.7 million were classified as cost of revenues, R&D and SG&A, respectively. The Company also recorded restructuring and asset impairment charges of $10.4 million, of which $4.2 million, $3.1 million, and $3.1 million were classified as cost of revenues, R&D and SG&A, respectively. In addition, the Company recorded a $0.6 million impairment charge for certain intangible assets related to Newave and credits to previously recorded restructuring and asset impairment charges resulting from the sale of previously impaired equipment from its Salinas facility of $0.8 million.
(3)	Includes restructuring charges of $6.9 million of which $3.2 million, $1.4 million, and $2.3 million were classified as cost of revenues, R&D and SG&A respectively. The Company also recorded a $0.7 million impairment of existing technology related to Newave. In addition, the Company recorded credits to asset impairment related to the sale of land and equipment from its Salinas facility of $2.5 million.
(4)	Includes restructuring charges of $1.5 million of which $0.5 million and $1.0 million were classified as R&D and SG&A respectively.
(5)	Includes restructuring and asset impairment charges of $127.2 million of which $115.4 million, $9.4 million and $2.4 million were classified as cost of revenues, R&D and SG&A respectively. The Company also recorded a valuation allowance against 100% of its net deferred tax assets in 2003.
(6)	Cash, cash equivalents and investments exclude equity investments not classified as available for sale.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with “Item 6. Selected Financial Data” and “Item 8. Financial Statements and Supplementary Data”, included elsewhere in this Annual Report on Form 10-K.

The information in this Annual Report contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking. Forward-looking statements are based upon current expectations that involve a number of risks and uncertainties. These risks and uncertainties include, but are not limited to: operating results; new product introductions and sales; competitive conditions; capital expenditures and resources; manufacturing capacity utilization; customer demand and inventory levels; intellectual property issues; and the risk factors set forth in the section “Risk Factors” in Part I, Item 1A, of this Annual Report on Form 10-K. As a result of these risks and uncertainties, actual results and timing of events could differ significantly from those anticipated in the forward-looking statements. We undertake no obligation to publicly release any revisions to the forward-looking statements for future events or new information after the date of this Annual Report on Form 10-K.

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

We believe that the following accounting policies are “critical”, as defined by the Securities and Exchange Commission, in that they are both highly important to the portrayal of our financial condition and results, and they require management judgments, estimates and assumptions about matters that are inherently uncertain.

Revenue Recognition. The Company’s revenues relate to semiconductors sold through three channels: direct sales to original equipment manufacturers (OEMs) and electronic manufacturing service providers (EMSs), consignment sales to OEMs and EMSs, and sales through distributors. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and our ability to collect is reasonably assured. For direct sales, we recognize revenue in accordance with the applicable shipping terms. Revenue related to the sale of consignment inventory is not recognized until the product is pulled from inventory stock by the customer. For distributors who have stock rotation, price protection and ship from stock pricing adjustment rights, the Company defers revenue and related cost of revenues on sales to these distributors until the product is sold through by the distributor to an end-customer.

In the Asia Pacific (APAC) region, we have distributors for which revenue is recognized upon shipment, with reserves recorded for the estimated return and pricing adjustment exposure. The determination of the amount of reserves to be recorded for stock rotation rights requires the Company to make estimates as to the amount of product which will be returned by customers within their limited rights. The Company utilizes historical return rates to estimate the exposure in accordance with Statement of Financial Accounting Standards (SFAS) No. 48, Revenue Recognition when Right of Return Exists (SFAS 48). In addition, from time-to-time, the Company is required to give pricing adjustments to distributors for product purchased in a given quarter, which remains in their inventory. These amounts are estimated by management based on discussions with customers and an assessment of market trends, as well as historical practice. Although actual rates of return and pricing exposures have been within the Company’s estimates in the past, if our estimates are inaccurate, it could have a material impact on the Company’s operating results.

Income Taxes. We account for income taxes under an asset and liability approach that requires the expected future tax consequences of temporary differences between book and tax bases of assets and liabilities be recognized as deferred tax assets and liabilities. Generally accepted accounting principles require us to evaluate the ability to realize the value of our net deferred tax assets on an ongoing basis. A valuation allowance is recorded to reduce the net deferred tax assets to an amount that will more likely than not be realized. Accordingly, we consider various tax planning strategies, forecasts of future taxable income and our most recent operating results in assessing the need for a valuation allowance. In the consideration of our ability to realize the value of net deferred tax assets, recent results must be given substantially more weight than any projections of future profitability. In the fourth quarter of fiscal 2003, we determined that, under applicable accounting principles, it was more likely than not that we would not realize any value for any of our net deferred tax assets. Accordingly, we established a valuation allowance equal to 100% of the amount of these net assets. Our assumptions regarding the ultimate realization of these assets remained unchanged in fiscal 2007 and accordingly, we continue to maintain a valuation allowance equal to 100% of the amount of these assets.

In addition, we record liabilities related to uncertain income tax positions. Determining these liabilities requires us to make significant estimates and judgments as to whether, and the extent to which, additional taxes may be due based on potential tax audit issues in the U.S. and other tax jurisdictions throughout the world. Our estimates are based on the outcomes of previous audits, as well as the precedents set in cases in which others have taken similar tax positions to those taken by the Company. If we later determine that our exposure is lower or that the liability is not sufficient to cover our revised expectations, we adjust the liability and effect a related change in our tax provision during the period in which we make such a determination.

Inventories. Except for inventories acquired in connection with business combinations or asset purchases, which are recorded at estimated fair market value (FMV), less estimated selling cost, inventories are recorded at the lower of standard cost (which generally approximates actual cost on a first-in, first-out basis) or market value. We record provisions for obsolete and excess inventory based on our forecasts of demand over specific future time horizons. We also record provisions to value our inventory at the lower of cost or market value, which rely on forecasts of average selling prices (ASPs) in future periods. Actual market conditions, demand, and pricing levels in the volatile semiconductor markets that we serve may vary significantly from our forecasts, potentially impacting our inventory valuation and our gross margin.

Valuation of Long-Lived Assets and Goodwill. We own and operate our own manufacturing facilities, as further described in Part I of this Annual Report on Form 10-K, and have also acquired certain businesses and product portfolios in recent years. As a result, we have significant property, plant and equipment, goodwill and other intangible assets. We evaluate these items for impairment on an annual basis, or sooner, if events or changes in circumstances indicate that carrying values may not be recoverable. Triggering events for impairment reviews may include adverse industry or economic trends, significant restructuring actions, significantly lowered projections of profitability, or a sustained decline in our market capitalization.

Goodwill is initially recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. We perform an annual review in the fourth quarter of each fiscal year, or more frequently if indicators of potential impairment exist, to determine if the recorded goodwill is impaired. Our impairment review process compares the fair value of our reporting units to their carrying value, including the goodwill related to the reporting units. To determine fair value, our review process uses the income, or discounted cash flows approach, which uses our estimates of growth, revenue and costs for the particular business, as well as appropriate discount rates based on the particular business’ weighted average cost of capital. Our estimates of growth and costs are based on historical data, various internal estimates and certain external sources, and are based on assumptions that are consistent with the plans and estimates we are using to manage the underlying businesses. Our overall business consists of both established and emerging technologies and our forecasts for emerging technologies are based upon internal estimates and external sources rather than historical information. If future forecasts are revised, they may indicate or require future impairment charges. We also considered our market capitalization on the dates of our impairment tests under SFAS 142, in determining the fair value of the respective businesses. If the carrying amount of the reporting unit exceeds its implied fair value, goodwill is considered impaired and a second step is performed to measure the amount of the impairment loss, if any, that we are required to record. In each fiscal year presented, we performed an assessment of the recoverability of goodwill, noting no impairment. Our fair value estimates, as well as the allocation of net assets to reporting units, are based on assumptions we believe to be reasonable but which are unpredictable and inherently uncertain and, as a result, actual results may differ from those estimates.

Stock-based Compensation. On April 3, 2006, we adopted the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which requires us to measure and recognize compensation expense for all stock-based payments awards, including employee stock options, restricted stock units and rights to purchase shares under employee stock purchase plans, based on their estimated fair value and to recognize the costs in our financial statements over the employees’ requisite service period. Total stock-based compensation expense recognized in fiscal 2007 was $46.5 million.

The fair value of employee restricted stock units are equal to the market value of the Company’s common stock on the date the award is granted. Calculating the fair value of employee stock options and the rights to purchase shares under the employee stock purchase plans requires estimates and significant judgment. We use the Black-Scholes option pricing model to estimate the fair value of these awards, consistent with the provisions of SFAS 123R. Option-pricing models require the input of highly subjective assumptions, including the expected term of options and the expected price volatility of the stock underlying such options. Our expected term assumption is based primarily on historical exercise and post-vesting forfeiture experience. Our stock price volatility assumption is based on a blend of historical volatility of the Company’s common stock and implied volatility of call options and dealer quotes on call options, generally having a term of less than twelve months. Changes in the subjective assumptions required in the valuation models may significantly affect the estimated value of our stock-based awards, the related stock-based compensation expense and, consequently, our results of operations.

In addition, SFAS 123R requires that we estimate the number of stock-based awards that will be forfeited due to employee turnover. Our forfeiture assumption is based primarily on historical experience. Changes in the estimated forfeiture rate can have a significant effect on reported stock-based compensation expense, as the effect of adjusting the rate for all expense amortization after April 3, 2006 is recognized in the period the forfeiture estimate is changed. If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment will be made to increase the estimated forfeiture rate, which will result in a decrease to the expense recognized in the financial statements. If the actual forfeiture rate is lower than the estimated forfeiture rate, then an adjustment will be made to lower the estimated forfeiture rate, which will result in an increase to the expense recognized in our financial statements. The expense we recognize in future periods will be affected by changes in the estimated forfeiture rate and may differ significantly from amounts recognized in the current period and/or our forecasts.

Overview

Fiscal 2007 marked the first full year following the completion of our merger with ICS. During this time, we continued to make significant improvements towards achieving our operating targets, including increases in revenues, gross margins, operating margins and earnings per share. The restructuring activities we initiated in prior years have improved our fixed cost structure and reduced our facility expenses. We anticipate our most recent action, the outsourcing of our Penang, Malaysia, assembly operations to third parties, will begin contributing to our bottom-line results in fiscal 2008. In addition, we realized significant economies of scale in manufacturing through better factory utilization and improved purchasing leverage. Finally, we further diversified our product portfolio through our acquisition of SigmaTel’s PC Audio business, which has allowed us to pursue broader market opportunities.

During fiscal 2007, despite a challenging environment in our communications business, we began to realize the benefits of our investments in key product areas, such as Advanced Memory Buffers (AMBs) and Network Search Engines (NSEs). Revenues into our computing and consumer end markets, including our gaming sub-segment, experienced significant increases in fiscal 2007 as a result of investments made in previous years. We expect our serial switching and PC Audio products to drive revenue growth in fiscal 2008.

From a financial perspective, we ended the year with $359.9 million in cash and short-term investments, and repurchased $124.9 million in common stock. In addition, we recorded approximately $46.5 million of stock-based compensation expense in conjunction with our adoption of SFAS 123R in the current fiscal year.

On July 31, 2006, we completed our acquisition of the PC Audio business from SigmaTel, Inc. On September 16, 2005, we completed our merger with Integrated Circuit Systems, Inc. (ICS) and on September 23, 2005, we exercised an option to purchase key assets, including inventory, backlog, and the exclusive future rights to sell all products in Freescale Semiconductor, Inc.’s timing solution business (Freescale Assets) under a master purchase agreement. The amounts included herein, including forward-looking statements, include the results of the PC Audio business, ICS and Freescale Assets from the date of closing of each transaction.

Results of Operations

We design, develop, manufacture and market a broad range of high-performance, mixed-signal semiconductor solutions for the advanced communications, computing and consumer industries. This is achieved by developing detailed systems-level knowledge, and applying our fundamental semiconductor heritage in high speed serial interfaces, timing, switching and memory to create solutions to compelling technology problems faced by customers.

Our reportable segments include the following:

❖	Networking segment (which includes NSEs, switching solutions, flow-control management devices, FIFOs, multi-port products, and integrated communications processors)

❖	Timing and Memory Interface segment (which includes clock generation, distribution, high-performance server memory interfaces and other timing solution products)

❖	Standard Products and Other segment (which includes high-speed SRAM, military applications, digital logic, telecommunications, PC audio and video products)

Revenues (fiscal 2007 compared to fiscal 2006). Our revenues for fiscal 2007 were $803.6 million, an increase of $275.8 million, or 52%, compared to the previous fiscal year. The growth is attributable to both the inclusion of a full year of revenues in fiscal 2007 from ICS products compared to six and a half months in fiscal 2006, and significant organic growth from new and existing products, such as AMBs, NSEs and timing products for consumer devices. Revenues in our Networking segment increased $19.4 million, or 8%, driven by significant growth within our IP-Co Processor division, which includes NSEs, due to new networking infrastructure implementations and upgrades as customers rolled out expanded voice, video and data products. Revenues in our Timing and Memory Interface segment increased $221.1 million or 121%. This increase was largely driven by demand for AMBs, which increased significantly throughout fiscal 2007 as customers turned to FB-DIMM-based servers to satisfy increased performance and capacity demands placed on their systems. In addition, the inclusion of a full year of revenues from ICS timing products compared to six and a half months in fiscal 2006 contributed to our top-line growth. Finally, revenues in our Standard Products and Other segment increased $35.4 million, or 32%, driven by growth in our legacy standard products and the addition of revenues from our PC Audio business acquired from SigmaTel.

Revenues in Asia Pacific (APAC), North America, Japan and Europe accounted for 47%, 30%, 13% and 10%, respectively, of our consolidated revenues in fiscal 2007 compared to 49%, 26%, 13%, and 12%, respectively, in fiscal 2006. The Asia Pacific region continues to be our strongest region, as many of our largest customers utilize EMSs and original design manufacturers (ODMs) in this low cost region. We attribute the year-over-year shift in revenues between Asia Pacific and the Americas to be the result of our end customers’ choice to utilize EMSs in different regions and the inclusion of a full year of revenues from ICS products that are primarily sold in the APAC region.

Revenues (recent trends and outlook). We currently anticipate overall revenues to grow moderately in fiscal 2008, primarily due to the increased sales of existing products and new product introductions.

Revenues (fiscal 2006 compared to fiscal 2005). Our revenues for fiscal 2006 were $527.8 million, an increase of $137.1 million or 35% compared to the previous fiscal year. This increase was primarily due to the inclusion of the ICS revenues for the periods subsequent to the completion of the merger. Revenues for our Networking segment increased by $1.9 million or 0.8%. Revenues for our Timing and Memory Interface segment increased by $136.2 million, or 293%. The increase is primarily attributable to revenues from products obtained in our merger with ICS. Revenues for our Standard Products and Other segment decreased by $1.0 million or 1%. Units sold increased significantly in the Timing and Memory Interface segment as the majority of the ICS products have been included in this segment post-merger, while units sold decreased slightly in our Networking segment and units sold in our Standard Products and Other segment decreased significantly primarily in our digital logic and SRAM commodity businesses. As a result of favorable shifts in product mix, ASPs increased during fiscal 2006 within our Networking segment, while ASPs in both of our other segments decreased during the fiscal year.

During fiscal 2006, revenues in the APAC region increased significantly as a percentage of our worldwide revenues and represented 49% of our overall revenues for the fiscal year, due primarily to the concentration of EMSs in the region which assemble our end customer platforms and the strength of the ICS business in the region. The Americas, Japan, and Europe represented 26%, 13%, and 12%, respectively of worldwide revenues in fiscal 2006.

The following table shows gross profit and gross margin for the fiscal years ended April 1, 2007, April 2, 2006 and April 3, 2005:

(in thousands)	April 1, 2007	April 2, 2006	April 3, 2005
Gross Profit	$340,648	$177,567	$195,498

Gross Margin	42%	34%	50%

Gross profit (fiscal 2007 compared to fiscal 2006). Gross profit for fiscal 2007 was $340.6 million, an increase of $163.1 million compared to $177.6 million recorded in fiscal 2006. Gross margin in fiscal 2007 was 42% compared to 34% in fiscal 2006. The increase in gross margin is due to strong demand throughout the fiscal year in our computing, networking and consumer end markets, which includes server memory interface, NSEs, and clock products for gaming consoles, respectively, improvements in our cost and expense structure and the increased utilization of our fabrication facility. Cost and expense improvements include spending improvements related to synergies from our merger with ICS and a reduction in depreciation expense, primarily attributable to certain assets located at our Hillsboro, Oregon fabrication facility that are now fully-depreciated. The utilization of our manufacturing capacity in Oregon increased from 70% of equipped capacity in fiscal 2006 to 80% of equipped capacity in fiscal 2007 due to general end-market strength.

Fiscal 2007 gross profit benefited from organic revenue growth and the inclusion of a full year of revenues from ICS products, compared to six and a half months in fiscal 2006. Our gross profit also benefited from a $9.6 million decrease in costs related to the sale of acquired inventory, valued at fair market value less an estimated selling cost, a $6.3 million decrease in facility closure costs, primarily associated with the consolidation of our Northern California workforce and exit of previously leased facilities in fiscal 2006, and a reduction in depreciation expense. Offsetting these amounts, we recorded $4.4 million of asset impairment charges, primarily related to a decrease in the estimated fair value of our facility in the Philippines and a $2.6 million year-over-year increase in intangible asset amortization. We also recorded $3.7 million of stock-based compensation expense in conjunction with our adoption of SFAS 123R and $2.4 million of additional costs associated with the transition of our former Penang, Malaysia, assembly operations to third parties. In addition, we estimate that gross profit benefited in fiscal 2007 and fiscal 2006 by approximately $1.7 million and $1.3 million, respectively, related to the sale of product previously written down.

Gross profit (fiscal 2006 compared to fiscal 2005). Gross profit for fiscal 2006 was $177.6 million, a decrease of $17.9 million compared to the $195.5 million recorded in fiscal 2005. Gross margin in fiscal 2006 was 34% compared to 50% in fiscal 2005. The decrease in our gross profit was primarily attributable to costs related to our merger with ICS and our acquisition of Freescale Assets, including $77.7 million of intangible asset amortization and the incremental cost related to the sale of acquired inventory, valued at fair market value less an estimated selling cost. In addition, we recorded impairments and charges related to our restructuring actions totaling $3.4 million. Offsetting effects primarily related to a significant increase in revenues, sales of units with higher standard margins from acquired businesses, including ICS, and improved utilization of internal manufacturing capacity, including the closure of our production facility in the Philippines. Our gross profit also benefited from our spending improvements related to restructuring measures, including a reduction-in-force of employees and the consolidation of six facilities into a single corporate headquarters. In addition, we estimate that gross profit benefited in fiscal 2006 by approximately $1.3 million related to the sale of product previously written down, and that gross profit in fiscal 2005 was lower by $0.7 million as a result of additional excess or obsolete reserves.

Operating Expenses

The following table presents our operating expenses for fiscal years 2007, 2006 and 2005, respectively:

(in thousands)	April 1, 2007	% of Net Revenues	April 2, 2006	% of Net Revenues	April 3, 2005	% of Net Revenues
Research and Development	$166,433	21%	$127,591	24%	$103,729	27%
Selling, General and Administrative	191,211	24%	142,518	27%	76,016	20%
In-process Research and Development	$500	0%	$2,300	0%	$1,830	1%

Research and development (fiscal 2007 compared to fiscal 2006). Research and Development (R&D) expenses increased $38.8 million, or 30%, to

$166.4 million in fiscal 2007 compared to fiscal 2006. The increases were primarily due to employee-related expenses, which increased $32.1 million as a result of having a full year of ICS personnel expenses in fiscal 2007 compared to six and a half months in fiscal 2006, our acquisition of SigmaTel’s PC Audio business in Q2 2007 and higher performance-related bonuses. We also recorded $25.1 million of stock-based compensation in conjunction with our adoption of SFAS 123R in fiscal 2007 compared to zero in fiscal 2006. Finally, our indirect materials expenses increased $6.2 million, primarily due to increased photomask spending, as we continued to invest in product development activities. These amounts were offset by a significant decrease in allocations of manufacturing spending to R&D activities, primarily attributable to the elimination of our process engineering function. In addition, we had lower equipment depreciation expense and the absence of certain impairment charges incurred in fiscal 2006.

In fiscal 2008, we anticipate that our new product development efforts will be focused in the following areas: computing, communications and consumer applications. We anticipate that our continuing investments in emerging technologies in these applications will result in an increase in R&D spending in fiscal 2008 compared to fiscal 2007.

Research and development (fiscal 2006 compared to fiscal 2005). R&D expenses increased $23.9 million, or 23%, to $127.6 million in fiscal 2006 compared to fiscal 2005. The increases were primarily due to employee-related expenses, which increased $9.8 million as a result of our merger with ICS, along with severance costs recorded in connection with the closure of our design center in Australia and other reductions-in-force, partially offset by cost savings associated with our restructuring activities. In addition, indirect materials and equipment expenses increased $6.9 million and $4.3 million, respectively, due to higher product development activity as a result of our merger with ICS. Outside services also increased $2.8 million due to increased costs associated with the integration of ICS and the services in conjunction with the exit of our facilities in Santa Clara. Finally, we recorded lease impairment charges of $2.5 million, primarily associated with the consolidation of our northern California operations into our San Jose headquarters in Q2 2006 and a change in sublease assumptions for our former Salinas facility in Q4 2006, related to ongoing lease obligations. These increases in expenses were partially offset by decreases in allocations of manufacturing costs to R&D activities of $5.3 million, due primarily to the closure of our assembly and test facility in the Philippines.

Selling, general and administrative (fiscal 2007 compared to fiscal 2006). Selling, General and Administrative (SG&A) expenses increased $48.7 million, or 34%, to $191.2 million in fiscal 2007 compared to fiscal 2006. The increase was primarily due to the amortization of intangible assets, which increased $25.3 million as a result of our acquisition of SigmaTel’s PC Audio business in Q2 2007, as well as our merger with ICS and our purchase of Freescale Assets in fiscal 2006. We also recorded $17.6 million of stock-based compensation in conjunction with our adoption of SFAS 123R in fiscal 2007 compared to no such costs in fiscal 2006. In addition, our employee-related expenses increased $7.1 million as a result of having a full year of ICS personnel expenses in fiscal 2007 compared to six and a half months in fiscal 2006. Finally, our sales representative commissions increased $3.8 million as a result of increased revenues. These amounts were offset by the absence of certain impairment charges incurred in fiscal 2006.

We currently expect fiscal 2008 SG&A expenses to decrease modestly compared to fiscal 2007, primarily due a decrease in the amortization of intangible assets recorded in conjunction with our merger with ICS, offset by costs related to system implementations needed to improve the infrastructure of our ongoing operations.

Selling, general and administrative (fiscal 2006 compared to fiscal 2005). SG&A expenses increased $66.5 million, or 88% to $142.5 million in fiscal 2006 compared to fiscal 2005. The increase was primarily due to the amortization of intangible assets, which increased $48.7 million as a result of our merger with ICS and our purchase of Freescale Assets in Q2 2006. In addition, our employee related expenses increased $6.2 million, as a result of our merger with ICS and severance charges resulting from reductions-in-force, partially offset by cost savings associated with our restructuring activities. Sales representative commissions also increased $5.9 million primarily as a result of increased revenue following our merger with ICS. Outside services increased $1.8 million due to costs associated with our merger with ICS, tax consulting services related to our tax planning strategies and HIA dividends and the exit of our facilities in Santa Clara. Finally, we recorded lease impairment charges of $2.7 million, primarily associated with the consolidation of our northern California operations into our San Jose headquarters in Q2 2006 and a change in lease assumptions for our former Salinas facility in Q4 2006, related to ongoing lease obligations.

Acquired in-process research and development. During fiscal 2007, in conjunction with our acquisition of SigmaTel’s PC Audio business, we recorded $0.5 million for acquired in-process research and development (IPR&D). During fiscal 2006, in conjunction with our merger with ICS, we recorded a $2.3 million charge for acquired IPR&D. During fiscal 2005, in conjunction with our acquisition of ZettaCom, we recorded a $1.7 million charge for acquired IPR&D. In addition we recorded a $0.1 million IPR&D charge related to follow-on payments during fiscal 2005 related to our acquisition of certain technologies for use in high-speed packet processing from IBM. For each of these transactions, the allocation of the purchase price to IPR&D was determined by identifying technologies that had not attained technological feasibility and that did not have future alternative uses. Technological feasibility is established when an enterprise has completed all planning, designing, coding, and testing activities that are necessary to establish that a product can be produced to meet its design specifications, including functions, features, and technical performance requirement. The value of IPR&D was determined by considering the importance of each project to the Company’s overall development plan, estimating costs to develop the purchased IPR&D into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value based on the percentage of completion of the IPR&D projects.

Details of specific IPR&D charges are as follows:

In connection with our acquisition of SigmaTel’s PC Audio business, we recorded a $0.5 million charge to IPR&D. This amount is related to one project under development that had not yet reached technological feasibility. We valued IPR&D by estimating the net cash flows anticipated from the project upon completion and utilizing the discounted cash flow (DCF) method and a discount rate of 19%, determined the net present value of the in-process technology. Because of the significant leverage on existing technology, IPR&D was not considered to be a significant component of the acquired business.

In fiscal 2006, in connection with our merger with ICS, we recorded a $2.3 million charge to IPR&D. We utilized the DCF method to value the IPR&D, using discount rates ranging from 17% to 30%, depending on the estimated useful life of the technology. Based on the relatively few number of projects underway at the completion of our merger with ICS and the significant leverage on existing technology of in-process projects, IPR&D was not considered to be a significant component of the acquired business.

In fiscal 2005, in connection with the ZettaCom acquisition, we recorded a $1.7 million charge to IPR&D. This amount was determined by identifying a project under development which was not yet proven to be technically feasible and did not have alternative future uses. Estimated future expenses were deducted and economic rents charged for the use of other assets. Based on this analysis, a present value calculation of estimated after-tax cash flows attributable to the projects was computed using a discount rate of 31%. Present values were adjusted by factors representing the percentage of completion for the project, which was estimated at 73%. This project was completed during the second half of fiscal 2006.

Stock-based compensation. Stock-based compensation expense totaled $46.5 million in fiscal 2007, compared to zero in fiscal 2006 and fiscal 2005. Effective April 3, 2006, we adopted the modified prospective transition method under the provisions of SFAS 123R. Prior to the adoption of SFAS 123R, we accounted for our equity incentive plans under the intrinsic value recognition and measurement principles of the Accounting Principles Board No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations. Accordingly, no stock-based compensation, other than amounts recorded in conjunction with acquisitions, was recognized in net income prior to our adoption of SFAS 123R. Unrecognized compensation cost related to non-vested awards, including estimated forfeitures was $37.2 million and will be recognized over a weighted average period of 1.2 years.

Restructuring and Impairment. As part of an effort to streamline operations and increase profitability, we implemented reductions-in-force (RIF) in fiscal 2007, 2006 and 2005 that have impacted many of our operations, including our northern California, Oregon and Penang, Malaysia, workforce, our assembly and test facility in the Philippines and our design center in Australia.

In Q2 2007, we initiated a RIF, which affected our assembly workforce in Penang, Malaysia. This action coincided with our decision to outsource our assembly operations to a third party and to transition these services over the next year. This action resulted in the reduction of approximately 300 employees. We recorded $0.7 million to cost of revenues in Q2 2007, which was equivalent to the portion guaranteed to each affected employee under Malaysian labor law, in accordance with Statement of Financial Accounting Standards No. 112, Employers’ Accounting for Postemployment Benefits (SFAS 112). Through Q4 2007, we recorded and paid approximately $1.5 million of severance and retention to affected employees. All charges were recorded to cost of revenues and this restructuring action was substantially completed in Q4 2007.

In Q4 2006, we initiated a RIF, which primarily affected our manufacturing workforce in Oregon. This action resulted in the reduction of approximately 35 employees. We recorded $0.8 million to cost of revenues in Q4 2006, which was equivalent to the severance component guaranteed to each affected employee pursuant to company policy, in accordance with SFAS 112. In Q1 2007, we recorded an additional $0.5 million to cost of revenues, which represented the remaining severance and benefits owed to the affected employees. This restructuring activity was completed in Q2 2007.

In Q2 2006, we completed the consolidation of our Northern California workforce into our San Jose headquarters and exited leased facilities in Salinas and Santa Clara. Upon exiting the buildings we recorded lease impairment charges of approximately $6.5 million, which represented the future rental payments under the agreements, reduced by an estimate of sublease income, and discounted to present value using an interest rate applicable to the Company. These charges were recorded as cost of revenues of $2.6 million, R&D of $2.1 million and SG&A of $2.4 million. In addition, we also wrote-off approximately $0.6 million of leasehold improvements and assets no longer in use. As of April 1, 2007, approximately $3.5 million of these lease payments have been made.

In Q1 2006, we announced our plans to consolidate our assembly and test operations and outsource a portion of our assembly operations. Under the plan, we closed our assembly and test facility in the Philippines, which affected approximately 750 employees. These employees were paid a severance component equivalent to that required by the Philippine labor code and an additional amount based upon the number of years of service to the Company. These charges were recorded as cost of revenues of $2.3 million. This restructuring action was completed in Q3 2006.

Restructuring Actions in Connection with the ICS Merger

In Q3 2006, we announced our plan to close our design center in Sydney, Australia, due to overlapping projects and teams acquired in conjunction with our merger with ICS. The closure resulted in a RIF of approximately 15 employees and we recorded approximately $0.7 million of severance costs to R&D in Q3 2007 related to this action. In Q1 2007, upon the exit of the leased facility, we paid a termination fee of approximately $0.3 million and wrote-off approximately $0.2 million of leasehold improvements. This restructuring activity was completed in Q1 2007.

We estimate the actual savings realized through fiscal 2007 as a result of these restructuring actions are consistent with the anticipated savings developed at the time these restructuring actions were initiated.

Asset impairment. We own an assembly and test facility in Manila, the Philippines that has been classified as held-for-sale since Q3 2006 (Manila disposal group). Although we have been marketing this facility since it was vacated, we continue to own the Manila disposal group as of April 1, 2007. In Q3 2007, the fair value of the Manila disposal group was reassessed by management, using input provided by a third-party valuation expert, and it was determined that the current carrying value of the Manila disposal group exceeded the market value. As a result, we recorded an impairment charge of approximately $2.5 million to reduce the carrying value of the Manila disposal group to its estimated market value, less selling costs. In Q4 2007, we accepted an offer to purchase the Manila disposal group. As a result, we recorded an additional impairment charge of approximately $1.9 million to reduce the carrying value of the Manila disposal group to the sales price, less selling costs. We anticipate the sale of the Manila disposal group will be completed within the next three to six months.

Intangible Impairment. In fiscal 2006, we determined that certain intangible assets related to our acquisition of Newave had become impaired as the trade name is no longer utilized in our marketing strategy. As such, we recorded a charge of $0.6 million to SG&A expense, to write-off the remaining value of the intangible asset.

Other-than-temporary impairment loss on investments. In fiscal 2006, we recorded an other-than-temporary loss of $1.7 million on certain available-for-sale investments, the fair value of which had gradually decreased over the prior twelve months as a result of interest rate increases. This action was based upon the magnitude and length of time these securities had been in a continuous unrealized loss position and in consideration of our near-term cash requirements related to our merger with ICS.

During fiscal 2005, we recorded an impairment of $12.8 million related to our investment in NetLogic Microsystems (NetLogic). Shortly after the end of Q1 2005 NetLogic completed its initial public offering (IPO) at an offering price of $12 per share. We were included as a selling shareholder in connection with the IPO. The IPO pricing, less related commissions implied that the investment was worth less than its carrying value. Based on the relative magnitude of the decline in value, we concluded that there was an other-than-temporary impairment of the investment and recorded an impairment charge to adjust the carrying value down to its estimated net realizable value. During Q2 2005, we sold 100% of our investment at the previously written down value.

Sale of Previously Impaired Assets. In fiscal 2006 and 2005, we sold equipment from our Salinas wafer fabrication facility, which had been previously impaired as part of the fiscal 2002 action. As the proceeds from these sales exceeded the impaired value of the assets, we recorded a credit to cost of revenues of approximately $0.8 million and $2.5 million in fiscal 2006 and 2005, respectively. There were no such proceeds in fiscal 2007.

Interest income and other, net. Changes in interest income and other, net are summarized as follows:

(in thousands)	Fiscal 2007	Fiscal 2006	Fiscal 2005
Interest income	$14,502	$13,659	$12,142
Other income (expense), net	709	(999)	221

Interest income and other, net	$15,211	$12,660	$12,363

The $0.8 million increase in interest income in fiscal 2007 compared to fiscal 2006 is attributable to a more favorable and stable interest rate during fiscal 2007, offset by a reduction in cash as a result of stock repurchases. The $1.5 million increase in interest income in fiscal 2006 compared to fiscal 2005 is primarily attributed to the increase in interest rates that occurred throughout fiscal 2006, offset slightly by the reduction in cash balances that occurred at the end of Q2 2006 as a result of the ICS merger.

The $1.7 million increase in other income, net in fiscal 2007 compared to fiscal 2006 is primarily attributable to gains recognized on our executive deferred compensation plan assets. The $1.2 million decrease in other income, net in fiscal 2006 compared to fiscal 2005 is attributable to losses realized on the sale of short-term investments, as we completed our funding obligations for the ICS merger and foreign dividends declarations under the American Jobs Creation Act of 2004 (AJCA).

Provision/Benefit for income taxes. The Company continued to generate book losses in fiscal year 2007 and as such, we cannot conclude it is more likely than not that we will be able to utilize our net deferred tax assets in the foreseeable future. We have determined that maintaining the balance of the valuation allowance, after giving effect to net deferred tax liabilities associated with the ICS acquisition, remains appropriate at the end of fiscal 2007. The provision for income taxes from operations, except for discrete items, primarily reflects foreign income taxes and state franchise taxes which are the substantial component of the current state tax provision.

The Company’s tax provision for fiscal 2006 includes tax expense of approximately $5.7 million related to the repatriation of foreign earnings of approximately $148.6 million during the year under the AJCA. The AJCA created a temporary incentive for U.S. corporations to repatriate accumulated income earned outside the U.S. by providing an 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria in the AJCA are met. The Company will invest these earnings pursuant to an approved Domestic Reinvestment Plan that conforms to the AJCA guidelines. In connection with the repatriated foreign earnings, the Company reversed approximately $2.5 million of deferred tax liabilities in fiscal 2006, which were no longer required following the distribution of certain earnings under the AJCA. We also reversed approximately $4.5 million of net deferred tax liabilities in connection with a reduction in anticipated withholding taxes on distributions from the Philippines associated with the wind down of such operations.

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

Liquidity and Capital Resources

Our cash and available for sale investments were $359.9 million at April 1, 2007, an increase of $64.0 million compared to April 2, 2006. The increase is primarily attributable to a significant increase in cash from operations, offset by the repurchase of approximately $124.9 million of common stock and $73.2 million of cash paid to acquire SigmaTel’s PC audio business. We had no outstanding debt at April 1, 2007 or April 2, 2006.

We recorded a net loss of $7.6 million in fiscal 2007 compared to a net loss of $81.7 million in fiscal 2006. Net cash provided by operating activities increased $94.0 million, or 77% to $216.5 million in fiscal 2007 compared to $122.5 million in fiscal 2006. A summary of the significant changes in non-cash adjustments affecting net loss are as follows:

•

Amortization of intangible assets was $155.4 million in fiscal 2007 compared to $126.9 million in fiscal 2006. The increase is primarily attributable to our acquisition of SigmaTel’s PC audio business in fiscal 2007, as well as a full year of amortization related to our merger with ICS and acquisition of Freescale Assets in fiscal 2006.

•

Depreciation expense was $32.8 million in fiscal 2007 compared to $59.1 million in fiscal 2006. The decrease is primarily attributable to the reduction of expenses from our Hillsboro, Oregon manufacturing facility, as a large portion of these assets are now fully depreciated.

•

We recorded restructuring, asset impairment and other charges of $4.6 million in fiscal 2007 compared to $8.7 million in fiscal 2006. In fiscal 2007, we recorded a $4.4 million impairment charge related to our Philippine manufacturing facility and wrote-off approximately $0.2 million of leasehold improvement in conjunction with the closure of our design center in Australia. In fiscal 2006, we exited our leased facilities in Salinas and Santa Clara and recorded a future lease obligation of approximately $7.1 million. We also recorded an additional $1.0 million and $0.6 million related to a change in the sublease assumptions for our former Salinas facility and the impairment of certain intangible assets recorded in conjunction with our acquisition of Newave in fiscal 2001, respectively.

•

We adjusted our net deferred tax liabilities by $1.1 million and $6.4 million in fiscal 2007 and fiscal 2006, respectively. The increase in deferred taxes in fiscal 2007 is attributable to a decrease in passive income that is deferred in Singapore and differences attributable to acquired intangibles. The decrease in fiscal 2006 reflects the reversal of liabilities in foreign jurisdictions due to the AJCA dividends and a reduction in anticipated withholding taxes on distributions from the Philippines associated with the winding down of our operations in this jurisdiction.

•

We recorded an other-than-temporary impairment charge of $1.7 million in fiscal 2006 related to investments in our portfolio, which had been trading at below cost for more than twelve months, in preparation for the closing of our merger with ICS. We recorded no such charges in fiscal 2007.

Changes to working capital-related items resulted in a net decrease of $28.3 million, from a source of $11.4 million in fiscal 2006 to a use of $16.9 million in fiscal 2007. Working capital items consuming relatively more cash during fiscal 2007 included:

•

An increase in inventories of $18.6 million in fiscal 2007 compared to a decrease of $13.0 million in fiscal 2006. We built our inventory balance in fiscal 2007 to meet our customers’ demand, primarily driven by products sold to customers in our computing and consumer end markets. The decrease in fiscal 2006 was primarily attributable to the accounting treatment of acquired inventory, whereby the additional cost to write-up the inventory to fair market value, less an estimated selling cost, in purchase accounting results in a reduction to inventory when sold through.

•

A decrease in income taxes payable of $6.0 million in fiscal 2007 compared to a decrease of $2.0 million in fiscal 2006. The decrease in fiscal 2007 is primarily attributable to payments of prior year income tax liabilities. The decrease in fiscal 2006 is attributable to the net reduction of approximately $9.3 million of previously accrued tax reserves in conjunction with our receipt of a final determination from the IRS on certain audit issues for fiscal 2000 through 2002 and the reversal of certain foreign jurisdiction deferred tax liabilities, offset by taxes associated with the repatriation of cash under the AJCA.

•

A decrease in other accrued liabilities of $5.6 million in fiscal 2007 compared to a decrease of $11.1 million in fiscal 2006. The decrease in fiscal 2007 is attributable to a reduction in accrued costs related to restructuring actions initiated in the prior year and the absence of deferred license revenues, which were fully recognized within the current fiscal year. The decrease in fiscal 2006 was primarily attributable to a decrease in deferred license revenue, retention costs associated with the closure of our assembly and test facility in the Philippines, and the timing of a royalty-related payment.

•

An increase in other assets of $2.1 million in fiscal 2007 compared to a decrease of $3.9 million in fiscal 2006. The increase in fiscal 2007 is attributable to an increase in the value of our executive deferred compensation plan assets, an increase in other receivables, primarily related to the sale of assembly equipment to third-parties, as well as an increase in prepaid maintenance contracts. The decrease in fiscal 2006 was primarily related to lower amounts of interest receivable attributable to the liquidation of a large part of our investment portfolio in connection with our merger with ICS.

•

An increase in accounts receivable of $0.2 million in fiscal 2007 compared to an increase of $11.9 million in fiscal 2006. The minimal increase in fiscal 2007 reflects our continuing efforts to manage our customer receivables and cash collection. The increase in fiscal 2006 is primarily attributable to higher revenues as a result of our merger with ICS.

The factors listed above were partially offset by other working capital items that provided relatively more cash during fiscal 2007:

•

An increase in accrued compensation of $7.7 million in fiscal 2007 compared to an increase of $6.6 million in fiscal 2006. The increase in fiscal 2007 is primarily attributable to an increase in employee-related expenses, such as payroll, benefits and performance-related bonuses. The increase in fiscal 2006 was primarily attributable to performance-related bonuses.

•

An increase in deferred income on shipments to distributors of $4.5 million in fiscal 2007 compared to $10.3 million in fiscal 2006. The increase in fiscal 2007 is attributable to our distributors increasing inventory levels to meet customer demand. The increase in fiscal 2006 was primarily attributable to the addition of ICS distributors in the United States.

•

An increase in accounts payable of $3.4 million in fiscal 2007 compared to an increase of $2.6 million in fiscal 2006. The increase in fiscal 2007 reflects the additional costs of operating a larger business compared to the prior fiscal year. The increase in fiscal 2006 reflects the initial increase in purchasing activity in support of a larger organization after our merger with ICS.

Net cash provided by operating activities in fiscal 2006 was $122.5 million compared to $80.7 million in fiscal 2005. A majority of the increase was attributable to non-cash items, including increases in the amortization of intangible assets, depreciation and impairment charges. In addition, working capital items providing relatively more cash during fiscal 2006 included decreases in inventories and prepayments and other assets, as well as increases in deferred income on shipments to distributors, accounts payable and accrued compensation. Inventories decreased as we sold off product acquired in our merger with ICS. Prepayments and other assets decreased as our year-end interest receivable was lower due to the liquidation of a significant portion of our investment balance in connection with our merger with ICS. Deferred income on shipments to distributors increased as we expanded our operations to include ICS distributors in the United States following our merger. Accounts payable increased as we expanded our operations following our merger with ICS. Finally, accrued compensation increased as a result of our merger with ICS, resulting in additional employee-related expenses. Working capital items consuming relatively more cash during fiscal 2006 included increases in accounts receivable, as well as decreases in income taxes payable and other liabilities. Accounts receivable increased as we expanded our operations following our merger with ICS. Decreases in income taxes payable were attributable to the reduction in previously accrued tax reserves in conjunction with our receipt of a final determination from the IRS on certain audit issues for fiscal 2000 through 2002 and the reversal of certain foreign jurisdiction deferred tax liabilities, offset by taxes associated with the repatriation of cash under the AJCA. Finally, decreases in other liabilities were attributable to a decrease in deferred license revenue, retention costs associated with the closure of our assembly and test facility in the Philippines, and the timing of a royalty-related payment.

Net cash used for investing activities was $174.9 million in fiscal 2007 compared to $34.0 million in fiscal 2006. The increase in our investing activities in fiscal 2007 is primarily attributable to the rebuilding of our investment portfolio following our merger with ICS and our acquisition of Freescale Assets in fiscal 2006. Net purchases of investments in fiscal 2007 were $81.2 million compared to net sales of $461.9 million in fiscal 2006. Our fiscal 2007 investing activities also included the acquisition of SigmaTel’s PC Audio business for $73.2 million, net of cash acquired. Our investing activities in fiscal 2006 included our merger with ICS and the acquisition of Freescale Assets for $435.0 million and $35.8 million, respectively, net of cash acquired. Finally, capital expenditures were $20.5 million in fiscal 2007 compared to $25.0 million in fiscal 2006.

Net cash used for investing activities was $34.0 million in fiscal 2006, compared to $88.4 million in fiscal 2005. Net proceeds from the sale and maturity of our short-term investments were approximately $461.9 million, compared to net proceeds of $20.1 million in fiscal 2005. The increase in investing activities in fiscal 2006 was attributable to an increase in our acquisition related expenditures, which were significantly higher than in fiscal 2005, primarily as a result of our merger with ICS. In Q2 2006, we paid approximately $435.0 million and $35.8 million, net of cash acquired, in conjunction with our merger with ICS and our acquisition of Freescale Assets, respectively. In Q1 2005, we acquired ZettaCom for approximately $34.4 million, net of cash acquired. Finally, capital expenditures in fiscal 2006 were lower by approximately $44.0 million compared to fiscal 2005, primarily as a result of the purchase of our new San Jose corporate headquarters in fiscal 2005.

Net cash used for financing activities was $62.1 million in fiscal 2007 compared to $10.3 million in fiscal 2006. The primary source of cash was the issuance of common stock in connection with the exercise of stock options and the purchase of shares under our employee stock purchase plan. The primary use of cash was the repurchase of approximately $124.9 million of common stock under our share repurchase programs. In fiscal 2006, we repurchased approximately $50.8 million of common stock under our share repurchase programs.

Net cash used in financing activities was $10.3 million in fiscal 2006, compared to $11.2 million in fiscal 2005. The primary source of cash was the issuance of common stock in connection with the exercise of stock options and the purchase of shares under our employee stock purchase plan. The primary use of cash was the repurchase of approximately $50.8 million of common stock under our share repurchase programs. In fiscal 2005, we repurchased approximately $24.2 million of common stock under our share repurchase program and made payments of $5.6 million for capital leases.

We anticipate capital expenditures of approximately $25.0 million during fiscal 2008 to be financed through cash generated from operations and existing cash and investments.

The following table summarizes our contractual arrangements at April 1, 2007, and the expected timing and effects of these commitments on our liquidity and cash flow in future periods:

	Payments Due by Period
(in millions)	Total	Less Than 1 Year	2-3 Years	4-5 Years	Thereafter
Operating leases	$19.7	$7.0	$7.1	$4.1	$1.5

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

We believe that existing cash and investment balances, together with cash flows from operations, will be sufficient to meet our working capital and capital expenditure needs through fiscal 2008. We may choose to investigate other financing alternatives; however, we cannot be certain that additional financing will be available on satisfactory terms.

Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 prescribes a comprehensive model for how we should recognize, measure, present, and disclose in our financial statements uncertain tax positions that we have taken or expect to take on a tax return (including our decision whether to file or not to file a return in a particular jurisdiction). FIN 48 is applicable to all uncertain tax positions for taxes accounted for under FASB Statement No. 109, Accounting for Income Taxes, and substantially changes the applicable accounting model. FIN 48 is likely to cause greater volatility in our income statements as more items are recognized discretely within income tax expense. FIN 48 is effective beginning with our first quarter of fiscal year 2008. We have not yet determined the effects that FIN 48 will have on our financial statements.

On September 13, 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108), which provides interpretive guidance on how the effects of any carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 16, 2006. We adopted SAB 108 in the fourth quarter of fiscal 2007 and its adoption did not have a material impact on our results of operations or financial condition.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our interest rate risk relates primarily to our short-term investments of $113.3 million as of April 1, 2007. By policy, we limit our exposure to long-term investments and mitigate the credit risk through diversification and adherence to a policy requiring the purchase of highly rated securities. As of April 1, 2007, the Company’s cash and investment portfolio was highly concentrated in securities with same day liquidity and at the end of fiscal 2007, a substantial majority of securities in our investment portfolio had maturities of less than two years. Although a hypothetical 10% change in interest rates could have a material effect on the value of our investment portfolio at a given time, we normally hold these investments until maturity, which results in no realized impact on results of operations or cash flows. We do not currently use derivative financial instruments in our investment portfolio.

In addition, we maintain a portfolio of investments for certain deferred compensation arrangements, the fair value of which was $11.9 million as of April 1, 2007. The portfolio is managed to achieve the same investment allocation as the participants’ directed investment election, which is classified in Other Long-Term Liabilities within the Consolidated Balance Sheet.

At April 1, 2007, we had no outstanding debt.

We are exposed to foreign currency exchange rate risk as a result of international sales, assets and liabilities of foreign subsidiaries, local operating expenses of our foreign entities and capital purchases denominated in foreign currencies. We may use derivative financial instruments to help manage our foreign currency exchange exposures. We do not enter into derivatives for speculative or trading purposes. We performed a sensitivity analysis as of April 1, 2007 and determined that, without hedging the exposure, a 10% change in the value of the U.S. dollar would result in an approximate 0.4% impact on gross profit margin percentage, as we operate manufacturing facilities in Malaysia and Singapore, and an approximate 0.3% impact to operating expenses (as a percentage of revenue) as we operate sales offices in Japan and throughout Europe and design centers in the United States, China, and Canada. At April 1, 2007 we had no outstanding foreign exchange contracts.

We did not have any currency exposure related to any outstanding capital purchases as of April 1, 2007.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule covered by Report of Independent Registered Public Accounting Firm included in Item 8:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Integrated Device Technology, Inc.:

We have completed integrated audits of Integrated Device Technology’s consolidated financial statements and of its internal control over financial reporting as of April 1, 2007, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Integrated Device Technology, Inc. and its subsidiaries at April 1, 2007 and April 2, 2006 and the results of their operations and their cash flows for each of the three years in the period ended April 1, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 4 to the consolidated financial statements, the Company changed the manner in which it accounts for stock-based compensation in fiscal 2007.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of April 1, 2007 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 1, 2007, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

San Jose, California

May 30, 2007

INTEGRATED DEVICE TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per-share amounts)	April 1, 2007	April 2, 2006
Assets
Current assets:
Cash and cash equivalents	$246,589	$266,173
Short-term investments	113,344	29,800
Accounts receivable, net of allowances of $8,000 and $5,109	89,986	90,882
Inventories	85,076	58,692
Deferred taxes	7,308	4,085
Prepayments and other current assets	18,484	20,370

Total current assets	560,787	470,002
Property, plant and equipment, net	93,058	108,663
Goodwill	1,038,064	1,010,659
Acquisition-related intangibles, net	314,484	427,772
Other assets	24,386	20,595

Total assets	$2,030,779	$2,037,691

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$47,854	$39,891
Accrued compensation and related expenses	30,882	23,198
Deferred income on shipments to distributors	34,343	29,797
Income taxes payable	21,973	29,119
Other accrued liabilities	20,033	25,633

Total current liabilities	155,085	147,638
Deferred tax liabilities	20,603	16,273
Long-term obligations	16,001	15,581

Total liabilities	191,689	179,492

Commitments and contingencies (Notes 9 and 10)
Stockholders’ equity:
Preferred stock; $.001 par value: 10,000,000 shares authorized; no shares issued	—	—
Common stock; $.001 par value: 350,000,000 shares authorized; 196,262,742 and 198,388,794 shares outstanding	196	198
Additional paid-in capital	2,154,817	2,044,551
Treasury stock (20,542,073 and 12,713,900 shares) at cost	(380,678)	(255,748)
Retained earnings	61,206	68,784
Accumulated other comprehensive income	3,549	414

Total stockholders’ equity	1,839,090	1,858,199

Total liabilities and stockholders’ equity	$2,030,779	$2,037,691

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
(In thousands, except per share data)	April 1, 2007	April 2, 2006	April 3, 2005
Revenues	$803,596	$527,778	$390,640
Cost of revenues	462,948	350,211	195,142

Gross profit	340,648	177,567	195,498

Operating expenses:
Research and development	166,433	127,591	103,729
Selling, general and administrative	191,211	142,518	76,016
Acquired in-process research and development	500	2,300	1,830

Total operating expenses	358,144	272,409	181,575

Operating income (loss)	(17,496)	(94,842)	13,923
Other-than-temporary loss on investments	—	(1,705)	—
Loss on equity investments	—	—	(12,831)
Interest expense	(263)	(222)	(102)
Interest income and other, net	15,211	12,660	12,363

Income (loss) before income taxes	(2,548)	(84,109)	13,353
Provision (benefit) for income taxes	5,030	(2,401)	20

Net income (loss)	$(7,578)	$(81,708)	$13,333

Basic net income (loss) per share:	$(0.04)	$(0.52)	$0.13
Diluted net income (loss) per share:	$(0.04)	$(0.52)	$0.12
Weighted average shares:
Basic	198,106	157,345	105,825
Diluted	198,106	157,345	108,204

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
(in thousands)	April 1, 2007	April 2, 2006	April 3, 2005
Operating activities
Net income (loss)	$(7,578)	$(81,708)	$13,333
Adjustments:
Depreciation	32,773	59,110	52,856
Amortization of intangible assets	155,388	126,870	6,541
Stock-based compensation expense, net of amounts capitalized in inventory	46,506	—	—
Merger-related deferred stock-based compensation	—	—	565
Acquired in-process research and development	500	2,300	1,830
Impairment loss on investments	—	1,705	12,831
Non-cash restructuring, asset impairment and other	4,630	8,711	731
Deferred taxes	1,107	(6,383)	4,709
Tax benefit from employee stock plans	73	486	78
Changes in assets and liabilities (net of amounts acquired):
Accounts receivable, net	(187)	(11,931)	321
Inventories	(18,586)	12,953	(3,951)
Other assets	(2,051)	3,935	(700)
Accounts payable	3,389	2,619	(1,899)
Accrued compensation and related expenses	7,684	6,608	3,409
Deferred income on shipments to distributors	4,546	10,319	(2,166)
Income taxes payable	(6,032)	(2,032)	(7,545)
Other accrued liabilities	(5,613)	(11,050)	(244)

Net cash provided by operating activities	216,549	122,512	80,699

Investing activities
Acquisitions, net of cash acquired	(73,212)	(470,813)	(34,410)
Purchases of property, plant and equipment	(20,490)	(25,036)	(69,049)
Purchases of marketable securities	(129,800)	(12,947)	(421,383)
Proceeds from sales of marketable securities	48,561	474,837	441,458
Purchases of technology and other investments	—	—	(4,984)

Net cash used for investing activities	(174,941)	(33,959)	(88,368)

Financing activities
Proceeds from issuance of common stock	62,864	40,498	18,545
Repurchase of common stock	(124,930)	(50,839)	(24,160)
Payments on capital leases	—	—	(5,551)

Net cash used for financing activities	(62,066)	(10,341)	(11,166)

Effect of exchange rates on cash and cash equivalents	874	(800)	536

Net increase (decrease) in cash and cash equivalents	(19,584)	77,412	(18,299)
Cash and cash equivalents at beginning of period	266,173	188,761	207,060

Cash and cash equivalents at end of period	$246,589	$266,173	$188,761

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$11	$14	$62
Income taxes, net of refunds	$9,313	$4,279	$2,524
Non-cash investing and financing activities:
Issuance of common stock and stock options in connection with ICS acquisition	—	1,160,236	—

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(IN THOUSANDS)

(in thousands, except share amounts)	Common Stock and Additional Paid-In Capital		Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Deferred Stock- Based Compensation	Total Stockholders’ Equity
	Shares	Dollars

Balance, March 28, 2004	105,957,324	$825,483	$(180,751)	$137,159	$3,473	$(1,140)	$784,224
Issuance of common stock	2,235,691	18,545	—	—	—	—	18,545
Repurchase of common stock	(2,057,000)	(2)	(24,158)				(24,160)
Deferred stock-based compensation expense, net of unvested options canceled	—	(575)	—	—	—	1,140	565
Tax benefit from stock options	—	78	—	—	—	—	78
Other comprehensive income:
Translation adjustment	—	—	—	—	638	—	638
Unrealized loss on investments, net	—	—	—	—	(6,107)	—	(6,107)
Net income	—	—	—	13,333	—	—	13,333

Balance, April 3, 2005	106,136,015	843,529	(204,909)	150,492	(1,996)	—	787,116

Issuance of common stock	4,504,826	40,498	—	—	—	—	40,498
Acquisition of Integrated Circuit Systems, Inc.	91,404,853	1,160,236	—	—	—	—	1,160,236
Repurchase of common stock	(3,656,900)	—	(50,839)	—	—	—	(50,839)
Tax benefit from stock options	—	486	—	—	—	—	486
Other comprehensive income:
Translation adjustment	—	—	—	—	(748)	—	(748)
Unrealized gain on investments, net	—	—	—	—	3,158	—	3,158
Net loss	—	—	—	(81,708)	—	—	(81,708)

Balance, April 2, 2006	198,388,794	2,044,749	(255,748)	68,784	414	—	1,858,199

Issuance of common stock	5,702,121	62,864	—	—	—	—	62,864
Repurchase of common stock	(7,828,173)		(124,930)	—	—	—	(124,930)
Tax benefit from stock options	—	73	—	—	—	—	73
Stock-based compensation, including amounts capitalized in inventory		47,327					47,327
Other comprehensive income:
Translation adjustment	—	—	—	—	831	—	831
Unrealized gain on investments, net	—	—	—	—	2,304	—	2,304
Net loss	—	—	—	(7,578)	—	—	(7,578)

Balance, April 1, 2007	196,262,742	$2,155,013	$(380,678)	$61,206	$3,549	$—	$1,839,090

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

Basis of Presentation. The Company’s fiscal year ends on the Sunday nearest March 31. Fiscal 2007 included 52 weeks and ended on April 1, 2007. Fiscal 2006 included 52 weeks and ended on April 2, 2006. Fiscal 2005 included 53 weeks and ended on April 3, 2005.

In July 2006, the Company completed its acquisition of the PC Audio business from SigmaTel, Inc. The acquisition provided the Company with a team of engineers, certain assets and a product portfolio involving PC audio technologies. The acquisition provided the Company with resources and technologies that will allow it to pursue expanded market opportunities, particularly in the high-definition PC audio market. In accordance with Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS 141), the Company has included in its results of operations for the fiscal year ended April 1, 2007, the results of the PC Audio business from the date the transaction closed.

In September 2005, the Company completed its merger with Integrated Circuit Systems, Inc. (ICS). ICS designed, developed and marketed a broad array of silicon timing devices used in computing systems and within the communications infrastructure industry. The merger enabled the Company to expand its customer base, portfolio of products and its market position in the semiconductor industry. In accordance with SFAS 141, the Company has included in its results of operations for the fiscal years ended April 1, 2007 and April 2, 2006, the results of ICS from the date the transaction closed.

Prior to the close of the Company’s merger with ICS, ICS entered into a 10-year cross-licensing agreement with Freescale Semiconductor, Inc. (Freescale) and concurrently acquired an option to purchase key assets, including inventory, backlog, and the exclusive future rights to sell all products in Freescale’s timing solution business under a master purchase agreement (Freescale Assets). In September 2005, the Company exercised the purchase option it obtained through the merger with ICS and acquired the Freescale Assets.

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

Investments:

Available-for-Sale Investments. Investments designated as available-for-sale include marketable debt and equity securities. Available-for-sale investments are classified as short-term, as these investments generally consist of highly marketable securities that are intended to be available to meet near-term cash requirements. Marketable securities classified as available-for-sale are reported at market value, with net unrealized gains or losses recorded in accumulated other comprehensive income, a separate component of stockholders’ equity, until realized. Realized gains and losses on investments are computed based upon specific identification and are included in interest income and other, net.

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

Inventories. Purchased inventories are recorded at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market value. Inventory acquired in conjunction with mergers and acquisitions is stated at estimated fair value, less selling costs. Inventory held at consignment locations is included in finished goods inventory as the Company retains full title and rights to the product. Inventory valuation include provisions for obsolete and excess inventory based on management’s forecasts of demand over specific future time horizons and reserves to value our inventory at the lower of cost or market which rely on forecasts of average selling prices (ASPs) in future periods.

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

Long-Lived Assets and Goodwill. The Company accounts for long-lived assets, including purchased intangibles other than goodwill, in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). The carrying values of such assets are evaluated at least annually or whenever events or circumstances indicate that the carrying values may not be recoverable. If estimated undiscounted cash flows are not sufficient to recover the carrying values, the affected assets are considered impaired and are written down to their estimated fair value, which is generally determined on the basis of discounted cash flows or outside appraisals.

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

Income Taxes. The Company accounts for income taxes under an asset and liability approach that requires the expected future tax consequences of temporary differences between book and tax bases of assets and liabilities be recognized as deferred tax assets and liabilities. Generally accepted accounting principles require that the realizability of net deferred tax assets be evaluated on an ongoing basis. A valuation allowance is recorded to reduce the net deferred tax assets to an amount that is more likely than not to be realized. Accordingly, the Company considers various tax planning strategies, forecasts of future taxable income and its most recent operating results in assessing the need for a valuation allowance. In considering the realizability of net deferred tax assets, recent losses are given substantially more weight than any projections of future profitability. The determination of certain tax liabilities involves applying complex tax regulations from many different tax jurisdictions around the world and for tax years still available for or currently under audit. The Company records liabilities for tax audit issues in the United States (U.S.) and other tax jurisdictions based on its estimate of whether, and the extent to which, it believes additional taxes will be due. If the Company later determines that its exposure is lower or that the liability is not sufficient to cover its revised expectations, the Company will adjust the liability and effect a related change in its tax provision during the period in which it makes such determination.

Revenue Recognition. The Company’s revenue relates to semiconductors sold through three channels: direct sales to original equipment manufacturers (OEMs) and electronic manufacturing service providers (EMSs), consignment sales to OEMs and EMSs, and sales through distributors. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and its ability to collect is reasonably assured. For direct sales, we recognize revenue in accordance with the applicable shipping terms. Revenue related to the sale of consignment inventory is not recognized until the product is pulled from inventory stock by the customer. For distributors who have stock rotation, price protection and ship from stock pricing adjustment rights, the Company defers revenue and related cost of revenues on sales to these distributors until the product is sold through by the distributor to an end-customer. For distributors who only have limited stock rotation rights, revenue is recognized upon shipment, with reserves recorded for the estimated return exposure in accordance with Statement of Financial Accounting Standards No. 48, Revenue Recognition when Right of Return Exists (SFAS 48). In addition, the Company is required to provide limited pricing adjustments to distributors for product purchased in a given quarter, which remains in their inventory at the end of a given quarter. As a result of the specific terms of respective distribution agreements, the Company recognizes revenue on a sell-through basis for North American and European distributors and recognizes revenue on a sell-in basis for Asian and Japanese distributors. Revenues related to licensing agreements are recognized on a straight-line basis over the period from when the licensee is first contractually permitted to use the related patents or other technology until the first to occur of either the expiration of the contract or the underlying patents.

Stock-based Compensation: The fair value of employee restricted stock units is equal to the market value of the Company’s common stock on the date the award is granted. The Company estimates the fair value of employee stock options and the rights to purchase shares under the employee stock purchase plans using the Black-Scholes valuation model, consistent with the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R). Option-pricing models require the input of highly subjective assumptions, including the expected term of options, the determination of risk-free interest rates, and the expected price volatility of the stock underlying such options. In addition, the Company is required to estimate the number of stock-based awards that will be forfeited due to employee turnover based on historical trends. Finally, the Company capitalizes into inventory a portion of the periodic stock-based compensation expense that relates to employees working in manufacturing activities.

The Company completed an analysis of its stock option exercise behavior over the ten years prior to its adoption of SFAS 123R and determined that a five-year expected term is more reflective of the Company’s historical experience, giving consideration to the contractual terms of the stock-based awards and vesting schedules. The interest rate is based on the average U.S. Treasury interest rate in effect during the applicable quarter. The Company believes that the implied volatility of its common stock is an important consideration of current market conditions and a good indicator of the expected volatility of its common stock. However, due to the limited volume of options freely traded over the counter, the Company believes implied volatility, by itself, it is not representative of the expected volatility of its common stock. Therefore, upon adoption of SFAS 123R the

Company revised the volatility factor used to estimate the fair value of its stock-based awards, which now reflects a blend of historical volatility of its common stock and implied volatility of call options and dealer quotes on call options, generally having a term of less than twelve months. The Company has not paid, nor does it have current plans to pay dividends on its common stock in the foreseeable future.

Net Income (Loss) Per Share. Basic and diluted net income (loss) per share is computed using weighted-average common shares outstanding. Diluted net income per share also includes the effect of dilutive stock options, where applicable. The following table sets forth the computation of basic and diluted net income (loss) per share:

	Fiscal Year Ended
(in thousands, except per share amounts)	April 1, 2007	April 2, 2006	April 3, 2005
Basic:
Net income (loss) (numerator)	$(7,578)	$(81,708)	$13,333

Weighted average shares outstanding (denominator)	198,106	157,345	105,825

Net income (loss) per share	$(0.04)	$(0.52)	$0.13

Diluted:
Net income (loss) (numerator)	$(7,578)	$(81,708)	$13,333

Weighted average shares outstanding	198,106	157,345	105,825
Net effect of dilutive stock options	—	—	2,379

Total shares (denominator)	198,106	157,345	108,204

Net income (loss) per share	$(0.04)	$(0.52)	$0.12

Net loss per share for the fiscal years ended April 1, 2007 and April 2, 2006 is based only on weighted average shares outstanding. Potential dilutive stock options for these periods of 4.9 million and 2.1 million, respectively, were excluded from the calculation of diluted earnings per share, as their effect would be anti-dilutive in a net loss period. Of the total number of employee stock options outstanding for the fiscal years ended April 1, 2007, April 2, 2006, and April 3, 2005, 8.0 million, 5.9 million, and 6.1 million, respectively, were excluded from the calculation of diluted earnings per share because the exercise price of the stock options was greater than the average share price of the common shares for the period and, therefore, the effect would be anti-dilutive.

Comprehensive Income (Loss). Comprehensive income (loss) is defined as the change in equity during a period from non-owner sources. The components of comprehensive income (loss) were as follows:

	Fiscal Year Ended
(in thousands)	April 1, 2007	April 2, 2006	April 3, 2005
Net income (loss)	$(7,578)	$(81,708)	$13,333
Currency translation adjustments	831	(748)	638
Net gain (loss) on investments (1)	2,304	3,158	(6,107)

Comprehensive income (loss)	$(4,443)	$(79,298)	$7,864

(1) Unrealized gain (loss) on investments	$2,304	$4,863	$(6,107)
(1) Reclassification adjustment, net	$—	$(1,705)	$—

The components of accumulated other comprehensive income were as follows:

(in thousands)	April 1, 2007	April 2, 2006
Cumulative translation adjustments	$1,503	$672
Unrealized gain (loss) on available-for-sale investments	2,046	(258)

Total accumulated other comprehensive income	$3,549	$414

Translation of Foreign Currencies. For subsidiaries where the functional currency is the local currency, gains and losses resulting from translation of foreign currency financial statements into U.S. dollars are recorded as a component of accumulated other comprehensive income. For subsidiaries where the functional currency is the U.S. dollar, gains and losses resulting from the process of remeasuring foreign currency financial statements into U.S. dollars are included in other income.

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

The Company sells integrated circuits to OEMs, distributors and EMSs primarily in the U.S., Europe and Asia. The Company monitors the financial condition of its major customers, including performing credit evaluations of those accounts which management considers to be high risk, and generally does not require collateral from its customers. When deemed necessary, the Company may limit the credit extended to certain customers. The Company’s relationship with the customer, and the customer’s past and current payment experience, are also factored into the evaluation in instances where limited financial information is available. The Company maintains an allowance for doubtful accounts for probable credit losses, including reserves based upon a percentage of total receivables. When the Company becomes aware that a specific customer may default on its financial obligation, a specific amount, which takes into account the level of risk and the customer’s outstanding accounts receivable balance, is reserved. These reserved amounts are classified within selling, general and administrative expenses. Write-offs of accounts receivable balances were not significant in each of the three fiscal years presented.

One family of distributors, Maxtek and its affiliates, represented approximately 20% and 11% of the Company’s revenues in fiscal 2007 and 2006, respectively, and 24% and 14% of its gross accounts receivable balance as of April 1, 2007 and April 2, 2006, respectively. In fiscal 2005, sales to Celestica represented approximately 11% of the Company’s revenues.

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

New Accounting Pronouncements. In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the Company has taken or expect to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). FIN 48 is applicable to all uncertain tax positions for taxes accounted for under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109) and substantially changes the applicable accounting model. FIN 48 is likely to cause greater volatility in income statements as more items are recognized discretely within income tax expense. FIN 48 is effective beginning with the Company’s first quarter of fiscal year 2008. The Company is currently assessing the impact of FIN 48.

On September 13, 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108), which provides interpretive guidance on how the effects of any carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 16, 2006. The Company adopted SAB 108 in the fourth quarter of fiscal 2007 and its adoption did not have a material impact on its results of operations or financial condition.

Note 2

Business Combinations

On July 31, 2006, the Company completed its acquisition of the PC audio business of SigmaTel, Inc. The total purchase price was approximately $73.2 million, including approximately $1.2 million of merger-related transaction costs. A summary of the total purchase price is as follows:

(in millions)
Cash paid	$72.0
Merger-related transaction costs	1.2

Total purchase price	$73.2

In accordance with SFAS 141, Business Combinations, the Company has preliminarily allocated the purchase price to the estimated tangible and intangible assets acquired and liabilities assumed including in-process research and development, based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. The acquisition provides the Company with a team of engineers, certain assets and a product portfolio involving PC audio technologies. The Company believes these technologies will allow it to pursue expanded opportunities, particularly in the emerging high-definition PC audio market. These opportunities, along with the ability to sell PC audio products to the existing base of IDT customers, were significant contributing factors to the establishment of the purchase price. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management estimates and assumptions, including third-party valuations that utilize established valuation techniques appropriate for the high-technology industry. Goodwill is expected to be deductible for tax purposes. In accordance with SFAS 142, Goodwill and Intangible Assets, goodwill is not amortized but will be reviewed at least annually for impairment. Purchased intangibles with finite lives are being amortized over their respective estimated useful lives on a straight line basis. The purchase price has been preliminarily allocated as follows:

(in millions)	Fair Value
Net tangible assets acquired	$3.7
Amortizable intangible assets	42.1
In-process research and development	0.5
Goodwill	26.9

Total purchase price	$73.2

A summary of the allocation of amortizable intangible assets is as follows:

	Fair Value (in millions)	Method	Useful Lives from date of acquisition (years)
Amortizable intangible assets:
Existing Technology	$36.4	Straight-Line	4
Customer Relationships	3.0	Straight-Line	7
Non-Compete Agreements	0.8	Straight-Line	2
Trade Name	0.7	Straight-Line	3
Backlog	1.2	Straight-Line	0.25

Total	$42.1

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

Amortizable Intangible Assets

Existing technology consists of products that have reached technological feasibility. The Company valued the existing technology utilizing a DCF model, which used forecasts of future revenues and expenses related to the intangible asset. The Company utilized discount factors of 16% for existing technology and is amortizing this intangible asset on a straight-line basis over 4 years.

The value of the customer relationships intangible asset was estimated using a DCF model, which estimates the effect on cash flows if such relationships were not in place at the close of the merger. The Company utilized a discount factor of 17% and is amortizing this intangible asset on a straight-line basis over 7 years.

The non-compete agreements were valued from the Company’s perspective by estimating the affect on future revenues and cash flows if a given non-compete agreement was not in place at the close of the merger, thereby allowing former employees to re-enter the market. The Company utilized a discount factor of 18% and is amortizing this intangible asset on a straight-line basis over 2 years.

The SigmaTel trade name was valued using the relief from royalty method, which represents the benefit of owning this intangible asset rather than paying royalties for its use. The Company utilized a discount factor of 17% and is amortizing this intangible asset on a straight-line basis over 3 years.

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

(in millions)	Fair Value
Net tangible assets acquired	$239.8
Amortizable intangible assets	484.8
In-process research and development	2.3
Above market lease liability	(2.0)
Goodwill	957.1

Total purchase price	$1,682.0

A summary of the allocation of amortizable intangible assets is as follows:
	Fair Value (in millions)	Method	Useful Lives (years)	Wtd. Avg. Lives from date of merger (years)
Amortizable intangible assets:
Existing Technology	$202.6	Straight-Line	3-10	5.9
Customer Relationships	138.7	Accelerated	3.3-9.3	6.2
Distributor Relationships	15.4	Accelerated	1.3-2.3	2.1
Foundry Relationships	39.2	Accelerated	4.3	4.3
Assembler Relationships	21.5	Accelerated	2.3	2.3
Non-Compete Agreements	47.7	Straight-Line	2	2
Trade Name	8.0	Straight-Line	2-10	4.8
Backlog	11.7	Straight-Line	.5	.5

Total	$484.8

Useful lives are primarily based on the underlying assumptions used in the DCF models.

Net Tangible Assets

ICS’ assets and liabilities as of September 16, 2005 were reviewed and adjusted, if required, to their estimated fair value. The Company adjusted ICS’ fixed assets by approximately $6.3 million to write up ICS’ historical net book value to estimated fair value as of the closing date of the merger, net of capitalized assets which did not meet IDT’s asset capitalization criteria. The Company also accrued for restructuring charges of $3.2 million, related to estimated severance charges and facility closure costs related to facilities leased by ICS. The Company recognized these costs in accordance with the Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with Purchase Business Combinations. Approximately 45 former ICS employees were terminated in conjunction with the acquisition. The payment of all severance and retention amounts was completed in Q1 2007.

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

Amortizable Intangible Assets

Existing technology consists of products that have reached technological feasibility. The Company valued the existing technology utilizing a DCF model, which uses forecasts of future revenues and expenses related to the intangible asset. The Company utilized discount factors of 12 – 20% for existing technology and is amortizing this intangible asset over 3 – 10 years on a straight-line basis.

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

The ICS trade name was valued using the relief from royalty method, which represents the benefit of owning this intangible asset rather than paying royalties for its use. The Company utilized discount rates of 14%—25% for the ICS trade name and is amortizing this intangible asset over 2 – 10 years on a straight-line basis.

Backlog represents the value of the standing orders for ICS’ products as of the close of the merger. Backlog was valued using a DCF model and a discount rate of 10%. The value was amortized over a six month period.

Above Market Lease Liability

In connection with the valuation of the merger with ICS, the Company identified two operating leases at ICS facilities with rental payments that were deemed to be in excess of current market rental rates for facilities of similar sizes, similar purpose, and in similar locations. The Company estimated the amount to be approximately $2.0 million, which it is amortizing over the remaining life of each of the respective lease obligations.

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

	Fiscal year ended
(Unaudited)	April 2, 2006	April 3, 2005
(in thousands, except per share amounts)
Net revenues	$621,279	$644,984
Net loss	(183,770)	(120,006)
Basic loss per share	(1.17)	(0.61)
Diluted loss per share	$(1.17)	$(0.61)

The pro forma financial information above includes amounts related to the amortization of backlog and IPR&D, which represent material, non-recurring charges for all periods presented.

Acquisition of ZettaCom

On May 7, 2004, the Company acquired ZettaCom, Inc. (ZettaCom), a privately held provider of switch fabric and traffic management solutions. The Company paid $34.5 million in cash for ZettaCom. ZettaCom’s results subsequent to May 7, 2004 are included in the Company’s consolidated results.

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

The total purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed based on independent appraisals and management estimates as follows:

(in millions)
Fair value of tangible net liabilities acquired	$(0.9)
In-process research and development	1.7
Existing technology	18.4
Non-compete agreements	1.2
Goodwill	14.1

Total purchase price	$34.5

The Company valued the existing technology and in-process technology utilizing a DCF model, which uses forecasts of future revenues and expenses related to the intangible asset. The non-compete agreements were valued by estimating the effect on future revenues and cash flows if a non-compete were not in place thereby allowing former employees of ZettaCom to re-enter the market. IDT utilized a discount rate of 27% for existing technology, 31% for in-process technology, and 29% for the non-compete agreements.

In-process technology acquired was expensed at the date of acquisition. The existing technology is being amortized to cost of revenues over a seven year estimated life. The non-compete agreements are being amortized to operating expense over the three-year term of the agreements.

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

Retention payments. In connection with the ZettaCom acquisition, the Company entered into retention agreements with the former employees of ZettaCom who became IDT employees as part of the transaction. The agreements included $3.7 million, which was to be paid out over the 18-30 months following the close of the acquisition, to be earned with the passage of time and recorded as compensation expense as incurred. In fiscal 2007, the Company completed its retention obligations under these agreements. The Company recorded approximately $0.2 million in expense in fiscal 2007 and cumulative expense of $3.3 million through April 1, 2007. All amounts expensed were paid as of April 1, 2007.

Note 3

Asset Acquisitions

Freescale Assets

Prior to the close of the Company’s merger with ICS, ICS entered into a $10.0 million, 10-year cross-licensing agreement with Freescale and concurrently acquired an option to purchase certain assets related to Freescale’s timing solutions business under a master purchase agreement. In addition, ICS had recorded approximately $0.1 million in acquisition costs related to this transaction. On September 23, 2005, the Company exercised the option to purchase the Freescale Assets for approximately $35.8 million in cash, for total consideration paid for the Freescale Assets of approximately $45.9 million. The transaction included certain assets and personnel but did not constitute a business combination within the criteria of EITF 98-3, Determining whether a Non-Monetary Transaction involves Receipt of Productive Assets or of a Business. The purchase price was allocated as follows:

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

Other identified intangibles consist of trade name, non-compete agreements, backlog, workforce, and various agreements. The Company valued these intangibles using various valuation techniques typically used in the high-tech industry. The Company utilized discount factors of 10-17% and is amortizing these intangible assets over 0.25 – 5 years.

Note 4

Stock-Based Employee Compensation

Compensation Expense

Effective April 3, 2006, the Company adopted the provisions of SFAS 123R, which requires the Company to measure and recognize compensation expense for all stock-based payment awards, including employee stock options, restricted stock units (RSUs) and rights to purchase shares under employee stock purchase plans (ESPP), based on their estimated fair value and recognize the costs in the financial statements over the employees’ requisite service period. As permitted by SFAS 123R, the Company elected to use the modified prospective transition method and has not restated its financial results for prior periods. Under this transition method, stock-based compensation expense for fiscal 2007 includes compensation expense for all stock-based awards granted prior to, but not yet vested as of April 2, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123. Stock-based compensation expense for awards granted after April 2, 2006 was based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

The following table summarizes stock-based compensation expense by line items appearing in the Company’s Condensed Consolidated Statement of Operations and the impact on earnings per share:

(in thousands, except per share amounts)	Fiscal year ended
April 1, 2007
Cost of revenues	$3,741
Research and development	25,116
Selling, general and administrative	17,649

Total stock-based compensation expense	46,506
Tax effect on stock-based compensation expense	—

Total stock-based compensation expense, net of related tax effects (1)	$46,506

Effect on net loss per share:
Basic	$0.24
Diluted	$0.24

(1)	Assumes a zero tax rate for each period presented as the Company has a full valuation allowance.

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

The following table summarizes stock-based compensation expense associated with each type of award:

Fiscal year ended
(in thousands)	April 1, 2007
Employee Stock Options	$44,093
ESPP	2,721
RSUs	513
Amounts capitalized in inventory	(821)

Total stock-based compensation expense	$46,506

Valuation Assumptions

The Company uses the Black-Scholes option-pricing model as its method of valuation for stock-based awards granted beginning in fiscal 2007, the same model used for the Company’s pro forma information required under SFAS 123 in prior periods. The Company’s determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, as well as the expected term of the awards.

Assumptions used in the Black-Scholes valuation model were as follows:

Fiscal year Ended April 1, 2007
Stock Option Plans:
Expected Term	4.88 years
Risk-free interest rate	4.68% -5.13%
Volatility	50.9%
Dividend Yield	0.0%
ESPP:
Expected Term	0.25 years
Risk-free interest rate	4.91%
Volatility	34.9%
Dividend Yield	0.0%
RSUs:
Weighted average estimated values	$15.09
Dividend Yield	0.0%

Equity Incentive Programs

The Company currently issues awards under three equity based plans in order to provide additional incentive and retention to directors and employees who are considered to be essential to the long-range success of the Company. These plans are further described below.

1994 Stock Option Plan (1994 Plan)

In May 1994, the Company’s shareholders approved the 1994 Plan. Under the 1994 Plan, 13,500,000 shares of common stock have been made available for issuance as stock options to employees, officers, directors, consultants, independent contractors and advisors of the Company and its affiliates. Shares issuable upon exercise of stock options granted pursuant to the Company’s 1985 Incentive and Nonqualified Stock Option Plan that expire or become unexercisable for any reason without having been exercised in full are also available for distribution under the 1994 Plan (not to exceed 10,000,000 shares). Options granted by the Company under the 1994 Plan generally expire seven years from the date of grant and generally vest over a four-year period from the date of grant. The exercise price of the options granted by the Company under the 1994 Plan shall not be less than 100% of the fair market value for a common share subject to such option on the date the option is granted. As of April 1, 2007, 96,099 shares remain available for future grant under the 1994 Plan.

1997 Employee Stock Option Plan (1997 Plan)

In October 1997, the 1997 Plan was adopted. Under the 1997 Plan, 23,500,000 shares of common stock have been made available for issuance as nonqualified stock options to employees, consultants, independent contractors and advisors of the Company and its affiliates provided that such persons are not officers or directors of the Company. Options granted by the Company under the 1997 Plan generally expire seven years from the date of grant and generally vest over a four-year period from the date of grant. The exercise price of the options granted by the Company under the 1997 Plan shall not be less than 100% of the fair market value for a common share subject to such option on the date the option is granted. As of April 1, 2007, 1,367,615 shares remain available for future grant under the 1997 Plan.

2004 Equity Plan (2004 Plan)

In September 2004, the Company’s shareholders approved the 2004 Plan. Under the 2004 Plan, 24,500,000 shares of common stock have been made available for issuance as stock options, restricted stock awards, stock appreciation rights, performance awards, restricted stock unit awards, and stock-based awards to employees, directors and consultants, of which a maximum of 2,000,000 shares are eligible for non-option, “full value” awards. The 2004 Plan allows for time-based and performance-based vesting for the awards. Options granted by the Company under the 2004 Plan generally expire seven years from the date of grant and generally vest over a four-year period from the date of grant, with one-quarter of the shares of common stock vesting on the one-year anniversary of the grant date and the remaining shares vesting monthly for the 36 months thereafter. The exercise price of the options granted by the Company under the 2004 Plan shall not be less than 100% of the fair market value for a common share subject to such option on the date the option is granted. Full value awards made under the 2004 Plan shall become vested over a period of not less than three years (or, if vesting is performance-based, over a period of not less than one year) following the date such award is made; provided, however, that full value awards that result in the issuance of an aggregate of up to 5% of common stock available under the 2004 Plan may be granted to any one or more participants without respect to such minimum vesting provisions. As of April 1, 2007, 8,163,640 shares remain available for future grant under the 2004 Plan.

RSUs available for grant by the Company under the 2004 Plan generally vest over at least a 36-month period from the grant date. Prior to vesting, participants holding restricted stock units do not have shareholder rights. Shares are issued on or as soon as administratively practicable following the vesting date of the restricted stock units and upon issuance, recordation and delivery, the participant will have all the rights of a shareholder of the Company with respect to voting such stock and receipt of dividends and distributions on such stock. As of April 1, 2007, 76,486 RSUs were granted under the 2004 Plan and 75,419 were outstanding.

The following is a summary of the Company’s stock option activity and related weighted average exercise prices for each category:

	Fiscal 2007		Fiscal 2006		Fiscal 2005
(shares in thousands)	Shares	Price	Shares	Price	Shares	Price
Beginning options outstanding	33,750	$12.40	19,447	$13.00	18,817	$13.13
Granted	6,569	15.31	21,067	11.31	3,722	12.05
Exercised (1)	(4,879)	10.76	(3,587)	8.83	(1,230)	8.47
Canceled	(2,335)	15.65	(3,177)	12.84	(1,862)	15.42

Ending options outstanding	33,105	$12.99	33,750	$12.40	19,447	$13.00

Ending options exercisable	18,651	$12.92	17,100	$13.17	12,381	$13.04

(1)	Upon exercise, the Company issues new shares of common stock.

The following is a summary of information about stock options outstanding at April 1, 2007:

(shares in thousands)	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.43 - $9.95	806	3.67	$8.59	615	$8.18
$10.00 - $10.80	3,694	3.18	10.76	3,532	10.78
$10.85 - $11.03	1,509	3.03	10.98	1,383	10.98
$11.12 - $11.23	13,210	5.29	11.23	7,208	11.23
$11.38 - $12.48	3,922	4.41	11.88	2,392	11.92
$12.53 - $14.77	1,286	4.51	14.10	681	14.07
$14.80 - $14.80	3,365	6.02	14.80	13	14.80
$15.29 - $18.31	3,426	5.19	16.71	985	17.97
$18.70 - $95.94	1,887	2.16	24.76	1,842	24.86

$0.43 - $95.94	33,105	4.66	$12.99	18,651	$12.92

As of April 1, 2007, the weighted average remaining contractual life of options outstanding was 4.7 years and the aggregate intrinsic value was $102.4 million. The weighted average remaining contractual life of options exercisable was 3.9 years and the aggregate intrinsic value was $66.5 million. Unrecognized compensation cost related to nonvested stock-based awards, net of estimated forfeitures, was $37.2 million and will be recognized over a weighted average period of 1.2 years.

As of April 1, 2007, stock options vested and expected to vest totaled approximately 29.3 million shares, with a weighted-average exercise price of $12.95 per share and a weighted average remaining contractual life of 4.5 years. The aggregate intrinsic value was approximately $93.8 million.

	Fiscal year ended	Fiscal year ended	Fiscal year ended
	April 1, 2007	April 2, 2006	April 3, 2005
Net cash proceeds from options exercised	$52.5 million	$31.7 million	$10.4 million
Total intrinsic value of options exercised	25.6 million	13.9 million	4.5 million
Excess tax benefits from options exercised (1)	—	—	—
Weighted average grant-date fair value of options granted	$7.50 per share	$5.72 per share	$6.79 per share

(1)	Excess tax benefits from the exercise of stock options, if any, are presented in the Company’s Condensed Consolidated Statement of Cash Flows as financing cash flows rather than operating expenses.

The following table summarizes the Company’s RSU activities and related weighted average exercise prices for each category for the twelve months ended April 1, 2007:

Shares (in thousands)
RSUs outstanding as of April 2, 2006	—
Granted	76
Released	—
Forfeited	(1)

Outstanding at April 1, 2007	75

During fiscal 2007, the Company granted 76 thousand RSUs with a weighted average grant-date fair value of $15.09. As of April 1, 2007, the weighted average remaining contractual life of RSUs outstanding was 0.7 years and the aggregate intrinsic value was $1.2 million. Unrecognized compensation cost related to RSUs, including estimated forfeitures was $0.4 million and will be recognized over a weighted average period of 0.7 years. As of April 1, 2007, RSUs expected to vest totaled approximately 60 thousand shares, with a weighted average remaining contractual life of 0.7 years and an aggregate intrinsic value of approximately $0.9 million.

1984 ESPP

In July 1984, the Company’s shareholders approved the 1984 ESPP under which eligible employees may purchase shares of the Company’s common stock through payroll deductions (not to exceed 15% of such employee’s compensation) at no lower than 85% of the fair market value of the common stock on the first day or the last day of each fiscal quarter, whichever is lower. Under the 1984 ESPP, 13,100,000 shares of common stock have been made available for issuance. The 1984 ESPP is implemented by successive quarterly purchase periods commencing on the first day of each fiscal quarter of the Company. In order to maintain its qualified status under section 423 of the Internal Revenue Code, the 1984 ESPP imposes certain restrictions, including the limitation that no employee is permitted to participate in the 1984 ESPP if the rights of such employee to purchase common stock of the Company under the 1984 ESPP and all similar purchase plans of the Company or its subsidiaries would accrue at a rate which exceeds $25,000 of the fair market value of such stock (determined at the time the right is granted) for each calendar year. During the twelve months ended April 1, 2007, the Company issued 823,165 shares of common stock with a weighted-average price of $12.58 per share and a weighted-average grant-date fair market value of $3.39 per share.

Activity under the Company’s ESPP is summarized in the following table:

(shares in thousands)	Fiscal 2007	Fiscal 2006	Fiscal 2005
Number of shares issued	823	917	1,006
Average issuance price	$12.58	$9.62	$8.08
Number of shares available at year-end	1,812	2,635	1,553

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

(in thousands)	Fiscal year ended	Fiscal year ended
	April 2, 2006	April 2, 2005
Reported net income (loss)	$(81,708)	$13,333
Add: Stock-based compensation included in reported net income (loss)	—	565
Deduct: Stock-based employee compensation expense determined under a fair-value based method for all awards (1)	(43,899)	(38,908)

Pro forma net loss	$(125,607)	$(25,010)

Pro forma net loss per share:
Basic	$(0.80)	$(0.24)
Diluted	$(0.80)	$(0.24)
Reported net income (loss) per share:
Basic	$(0.52)	$0.13
Diluted	$(0.52)	$0.12

(1)	Assumes a zero tax rate for each period presented as the Company has a full valuation allowance.

The fair value of employee stock options and ESPP was estimated using the following assumptions:

	Fiscal year ended	Fiscal year ended
	April 2, 2006	April 3, 2005
Stock Option Plans:
Expected Term	3.82 years	3.77 years
Risk-free interest rate	4.10%	3.20%
Volatility	62%	77%
Dividend Yield	0.0%	0.0%
ESPP:
Expected Term	0.25 years	0.87 years
Risk-free interest rate	3.45%	1.80%
Volatility	41%	62%
Dividend Yield	0.0%	0.0%

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

Note 5

Stockholders’ Equity

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

Stock Repurchase Program. In May 2006, the Company’s Board of Directors initiated a $50 million repurchase program designed to offset the impact of share issuances related to option exercises. In October 2006, the Company’s Board of Directors approved a $50 million expansion of the repurchase program announced in May 2006. In December 2006, the Company completed this repurchase program. In January 2007, the Company’s Board of Directors initiated a $200 million repurchase program. During fiscal 2007, the Company repurchased approximately 7.8 million shares at an average price of $15.96 per share and a total purchase price of $124.9 million. The repurchases were recorded as treasury stock and result in a reduction of stockholders’ equity. As of April 1, 2007, approximately $175 million was available for future purchases under the repurchase plan initiated in January 2007.

Note 6

Balance Sheet Detail

(in thousands)	April 1, 2007		April 2, 2006
Inventories
Raw materials	$8,294		$10,009
Work-in-process	49,122		32,944
Finished goods	27,660		15,739

	$85,076		$58,692

Property, Plant and Equipment, Net
Land	$14,533		$14,533
Machinery and equipment	788,580		811,072
Building and leasehold improvements	137,421		136,136

	940,534		961,741
Less: accumulated depreciation and amortization	(847,476)		(853,078)

	$93,058	(1)	$108,663	(1)

Long-Term Obligations
Deferred compensation related liabilities	$11,899		$10,014
Long-term portion of deferred gain on equipment sales	1,451		—
Long-term portion of lease impairment obligations	2,206		5,278
Other	445		289

	$16,001		$15,581

(1)	In Q3 2006, the Company reclassified certain land and equipment at its former manufacturing facility in the Philippines to held-for-sale. As of April 1, 2007 and April 2, 2006, these assets, having a net book value of $2.7 million and $7.1 million, respectively, are included as a component of other assets on the Company’s Consolidated Balance Sheets as of April 1, 2007 and April 2, 2006.

Note 7

Restructuring and Asset Impairment

The following table shows the breakdown of the restructuring and asset impairment charges and the liability remaining as of April 1, 2007:

	Cost of goods sold			Operating Expenses
(In thousands)	Restructuring	Asset impairment – PP&E	Asset impairment – intangible assets	Restructuring	Asset Impairment – PP&E
Balance as of March 28, 2004	$—	$—	$—	$232	—
FY 2005 charges (credits)	3,187	(2,513)	731	3,751	$—
Non-cash charges	—	—	(731)	—	—
Cash receipts (payments)	(1,904)	2,513	—	(2,460)	—

Balance as of April 3, 2005	1,283	—	—	1,523	—
FY 2006 charges (credits)	4,204	(835)	600	6,166	—
Non-cash charges	(202)	—	(600)	(430)	—
Cash receipts (payments)	(2,265)	835	—	(2,829)	—

Balance as of April 2, 2006	3,020	—	—	4,430	—
FY 2007 charges (credits)	722	4,397 (1)	—	987	233
Non-cash charges	—	(4,397)	—	—	(233)
Cash payments	(2,470)	—	—	(2,949)	—

Balance as of April 1, 2007	$1,272	$—	$—	$2,468	$—

(1)	Refer to Note 16, Assets Held for Sale, for additional information.

Restructuring Actions

As part of an effort to streamline operations and increase profitability, the Company has implemented reductions-in-force (RIF) in fiscal 2007, 2006 and 2005 that have impacted many of its operations, including its northern California, Oregon and Penang, Malaysia, workforce, its assembly and test facility in the Philippines and its design center in Australia.

In Q2 2007, the Company initiated a RIF, which affected its assembly workforce in Penang, Malaysia. This action coincided with the Company’s decision to outsource its assembly operations to a third party and to transition these services over the next year. This action resulted in the reduction of approximately 300 employees. The Company recorded $0.7 million to cost of revenues in Q2 2007, which was equivalent to the portion guaranteed to each affected employee under Malaysian labor law, in accordance with Statement of Financial Accounting Standards No. 112, Employers’ Accounting for Postemployment Benefits (SFAS 112). Through Q4 2007, the Company recorded and paid approximately $1.5 million of severance and retention to affected employees. All charges were recorded to cost of revenues and this restructuring action was substantially completed in Q4 2007.

In Q4 2006, the Company initiated a RIF, which primarily affected its manufacturing workforce in Oregon. This action resulted in the reduction of approximately 35 employees. The Company recorded $0.8 million to cost of revenues in Q4 2006, which was equivalent to the severance component guaranteed to each affected employee pursuant to company policy, in accordance with SFAS 112. In Q1 2007, the Company recorded an additional $0.5 million to cost of revenues, which represented the remaining severance and benefits owed to the affected employees. This restructuring activity was completed in Q2 2007.

During Q2 2006, the Company completed the consolidation of its Northern California workforce into its San Jose headquarters and exited leased facilities in Salinas and Santa Clara. Upon exiting the buildings the Company recorded lease impairment charges of approximately $6.5 million, which represented the future rental payments under the agreements, reduced by an estimate of sublease income, and discounted to present value using an interest rate applicable to the Company. These charges were recorded as cost of revenues of $2.6 million, R&D of $2.1 million and SG&A of $2.4 million. In addition, the Company also wrote-off approximately $0.6 million of leasehold improvements and assets no longer in use. As of April 1, 2007, approximately $3.5 million of these lease payments have been made.

In Q1 2006, the Company announced its plans to consolidate its assembly and test operations and outsource a portion of its assembly operations. Under the plan, the Company closed its assembly and test facility in the Philippines, which affected approximately 750 employees. These employees were paid a severance component equivalent to that required by the Philippine labor code in accordance with SFAS 112 and an additional amount based upon the number of years of service to the Company. These charges were recorded as cost of revenues of $2.3 million. This restructuring action was completed in Q3 2006.

Restructuring Actions in Connection with the ICS Merger

In Q3 2006, the Company announced its plan to close its design center in Sydney, Australia, due to overlapping projects and teams acquired in conjunction with its merger with ICS. The closure resulted in a RIF of approximately 15 R&D employees and the Company recorded approximately $0.7 million of severance costs to R&D in Q3 2006 related to this action. In Q1 2007, upon the exit of the leased facility, the Company paid a termination fee of approximately $0.3 million and wrote-off approximately $0.2 million of leasehold improvements. This restructuring activity was completed in Q1 2007.

Sale of Previously Impaired Assets

In fiscal 2006 and 2005, the Company sold equipment from its Salinas wafer fabrication facility, which had been previously impaired as part of the fiscal 2002 impairment charges. As the proceeds from these sales exceeded the impaired value of the assets, the Company recorded a credit to cost of revenues of approximately $0.8 million and $2.5 million in fiscal 2006 and 2005, respectively. There were no such proceeds in fiscal 2007.

Intangible Impairment

In fiscal 2006, the Company determined that the trade name intangible asset related to its acquisition of Newave had become impaired, as it was no longer utilized in the Company’s marketing strategy. As such, the Company recorded a charge of $0.6 million to SG&A expense to reduce the value of the intangible asset to zero. In fiscal 2005, the Company recorded an impairment charge of $0.7 million to SG&A expenses to reduce the value of the Existing Technology intangible asset related to its acquisition of Newave.

Note 8

Investments

Available for Sale Securities

Available-for-sale investments at April 1, 2007 were as follows:

(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agency securities	$83,256	$11	$(27)	$83,240
Corporate debt instruments	47,943	2	(26)	47,919
Bank deposits	22,733	—	—	22,733
Equity securities	1,020	2,086	—	3,106
Money market instruments	197,321	—	—	197,321

Total available-for-sale investments	352,273	2,099	(53)	354,319
Less amounts classified as cash equivalents	(240,975)	—	—	(240,975)

Short-term investments	$111,298	$2,099	$(53)	$113,344

Available-for-sale investments at April 2, 2006 were as follows:
(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agency securities	$29,038	$—	$(258)	$28,780
Bank deposits	29,359	—	—	29,359
Equity securities	1,020	—	—	1,020
Money market instruments	230,623	—	—	230,623

Total available-for-sale investments	290,040	—	(258)	289,782
Less amounts classified as cash equivalents	(259,982)	—	—	(259,982)

Short-term investments	$30,058	$—	$(258)	$29,800

The cost and estimated fair value of available-for-sale debt securities at April 1, 2007, by contractual maturity, were as follows:

(in thousands)	Cost	Estimated Fair Value
Due in 1 year or less	$333,048	$333,010
Due in 1-2 years	8,969	8,965
Due in 2-5 years	9,236	9,238

Total investments in available-for-sale debt securities (1)	$351,253	$351,213

(1)	Excludes equity securities having a cost and fair value of $1.0 million and $3.1 million, respectively.

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at April 1, 2007.

	Less than 12 months		12 months or Greater		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government agency securities	$36,893	$(19)	$28,470	$(8)	$65,363	$(27)
Corporate debt instruments	21,059	(26)	—	—	21,059	(26)

Total	$57,952	$(45)	$28,470	$(8)	$86,422	$(53)

The unrealized losses on the Company’s investments in the obligations of these issuers were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at April 1, 2007. In fiscal 2007, realized gains and losses on sales of securities were insignificant.

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

The unrealized losses on the Company’s investments in the obligations of these issuers were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. While the Company has typically been able to hold these investments to maturity, thereby not impairing its investment, in Q1 2006 the Company determined that it was likely not able to hold these securities to maturity. The Company sold approximately $441.9 million of available-for-sale securities in fiscal 2006 to fund the cash consideration portion of our merger with ICS and later in the year, the foreign dividend declarations under the American Jobs Creation Act of 2004. The gross realized losses for fiscal 2006 were $3.4 million. The Company sold available-for-sale securities with a fair value at the date of sale of $306.8 million in fiscal 2005. The gross realized gains on these sales totaled $0.4 million.

In conjunction with its merger with ICS, the Company acquired an Investment and Stock Trade Agreement with Maxtek, an international stocking representative in Taiwan and China and an IDT customer. ICS initially invested $4.0 million and owned approximately 10% of Maxtek, but had subsequently sold 75% of its initial investment prior to its merger with IDT. In October 2006, Maxtek completed an initial public offering of its common stock on the Taiwan stock exchange. In accordance with SFAS 115, Accounting for Certain Debt and Equity Securities, the Company now accounts for this investment at market value, with unrealized gains or losses recorded in accumulated other comprehensive income, a separate component of stockholders’ equity, until realized. As of April 1, 2007, the aggregate market value of the Company’s investment in Maxtek was approximately $3.1 million.

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

Non-Marketable Equity Securities

In conjunction with our merger with ICS, the Company acquired an investment in Best Elite International Limited (Best Elite), which owns a wafer fabrication facility in Suzhou, China. The Company purchases wafers from Best Elite’s wafer fabrication facility for certain legacy ICS products. The Company estimates that in fiscal 2007 and 2006 it purchased approximately $3.2 million and $4.0 million, respectively, of wafers from Best Elite. The aggregate carrying amount of the Company’s investment in Best Elite was approximately $5.0 million and is classified within other assets on the Company’s Consolidated Balance Sheets as of April 1, 2007 and April 2, 2006.

Note 9

Commitments and Guarantees

Although the Company owns its corporate headquarters in San Jose, Ca., the Company leases various administrative facilities under operating leases which expire at various dates through fiscal 2013.

As of April 1, 2007, the Company’s financial guarantees consisted of guarantees and standby letters of credit, which are primarily related to the

Company’s electrical utilities in Malaysia, utilization of non-country nationals in Malaysia and Singapore, consumption tax obligation in Japan, and a workers’ compensation plan in the United States. The maximum amount of potential future payments under these arrangements is approximately $2.5 million. The Company also has foreign exchange facilities used for hedging arrangements with banks that allow the Company to enter into foreign exchange contracts totaling approximately $110 million, all of which was available at April 1, 2007.

As of April 1, 2007, aggregate future minimum commitments for the next five fiscal years and thereafter under all operating leases, excluding leases where amounts have been accrued for impairment charges, were as follows (in millions):

2008	$4.2
2009	3.5
2010	2.1
2011	1.7
2012	1.3
Thereafter	0.5

Total	$13.3

Rent expense for the fiscal years ended April 1, 2007, April 2, 2006, and April 3, 2005 totaled approximately $3.9 million, $6.1 million, and $9.2 million, respectively.

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

The Company maintains a reserve for obligations it incurs under its standard product warranty program and customer, part, or process specific matters. The standard warranty period offered is one year, though in certain instances the warranty period may be extended to as long as two years. Management estimates the fair value of its warranty liability based on actual past warranty claims experience, its policies regarding customer warranty returns and other estimates about the timing and disposition of product returned under the standard program. Customer, part, or process specific reserves are estimated using a specific identification method. Historical profit and loss impact related to warranty returns activity has been minimal. The total reserve was $0.5 million and $0.3 million as of April 1, 2007 and April 2, 2006, respectively.

Note 10

Litigation

On October 24, 2006, the Company was served with a civil antitrust complaint filed by Reclaim Center, Inc., et. al. as plaintiffs in the US District Court for the Northern District of California against the Company and 37 other entities on behalf of a purported class of indirect purchasers of Static Random Access Memory (SRAM) products. The Complaint alleges that the Company and other defendants conspired to raise the prices of SRAM, in violation of Section 1 of the Sherman Act, the California Cartwright Act, and several other states’ antitrust, unfair competition, and consumer protection statutes. Shortly thereafter, a number of other plaintiffs filed similar complaints. Given the similarity of the complaints, the Judicial Panel on Multidistrict Litigation transferred the cases to a single judge in the Northern District of California and consolidated the cases for pretrial proceedings in February 2007. The consolidated cases are captioned In re Static Random Access Memory (SRAM) Antitrust Litigation. Plaintiffs have not yet filed a Consolidated Amended Complaint. Given the early stage of these cases, the Company cannot predict their outcome or provide an estimate of any possible losses. Any litigation could be costly, divert our management’s attention and could have a material and adverse effect on the Company’s business, results of operations, financial condition or cash flows. The Company intends to vigorously defend these actions. In addition, on May 14, 2007, the Company was served with a Civil Investigative Demand (CID) from the State of Florida concerning SRAM products. The Company is in the process of responding to the CID.

Note 11

Goodwill and Other Intangible Assets

Goodwill and identified intangible asset balances are summarized as follows:

	April 1, 2007
(in thousands)	Gross assets	Accumulated amortization	Net assets
Goodwill	$1,038,064	$—	$1,038,064

Identified intangible assets:
Existing technology	288,558	(87,814)	200,744
Trademarks	10,534	(5,799)	4,735
Customer relationships	158,396	(69,802)	88,594
Foundry & Assembler relationships	65,256	(58,978)	6,238
Non-compete agreements	53,165	(41,020)	12,145
Other	31,174	(29,186)	1,988

Subtotal, identified intangible assets	607,083	(292,599)	314,484

Total goodwill and identified intangible assets	$1,645,147	$(292,599)	$1,352,548

	April 2, 2006
(in thousands)	Gross assets	Accumulated amortization	Net assets
Goodwill	$1,010,659	$—	$1,010,659

Identified intangible assets:
Existing technology	252,158	(33,883)	218,275
Trademark	9,834	(2,992)	6,842
Customer relationships	155,396	(27,653)	127,743
Foundry & Assembler relationships	65,256	(35,331)	29,925
Non-compete agreements	52,365	(15,748)	36,617
Other	29,974	(21,604)	8,370

Subtotal, identified intangible assets	564,983	(137,211)	427,772

Total goodwill and identified intangible assets	$1,575,642	$(137,211)	$1,438,431

Amortization expense for identified intangibles is summarized below:
(in thousands)	Fiscal 2007	Fiscal 2006	Fiscal 2005
Existing technology	$53,931	$27,938	$4,375
Trademarks	2,807	1,742	320
Customer relationships	42,149	26,266	984
Foundry & Assembler relationships	23,647	35,331	—
Non-compete agreements	25,272	14,102	812
Other	7,582	21,491	50

Total	$155,388	$126,870	$6,541

The intangible assets are being amortized over estimated useful lives of two to ten years.

Based on the identified intangible assets recorded at April 1, 2007, the future amortization expense of identified intangibles for the next five fiscal years is as follows (in thousands):

Fiscal Year	Amount
2008	$110,002
2009	81,687
2010	54,526
2011	28,304
2012	18,423
Thereafter	21,542

Total	$314,484

Changes to the carrying value of goodwill were as follows:
(in thousands)	Goodwill
April 3, 2005	$55,523
Additions	956,373
Adjustments	(1,237)

April 2, 2006	1,010,659
Additions	26,926
Adjustments	479

April 1, 2007	$1,038,064

In fiscal 2007, the Company adjusted goodwill associated with the merger with ICS by $1.6 million. This adjustment resulted in an increase to goodwill as certain pre-acquisition contingencies were resolved. Offsetting these increases, the Company utilized net operating loss carryforwards acquired in conjunction with the ZettaCom acquisition and ICS merger of $0.2 million and $0.9 million, respectively. At the time the Company finalized its purchase price allocation for these acquisitions, the Company had determined that a valuation allowance needed to be provided against the acquired deferred tax assets. To the extent that an acquired tax benefit is not recognized at the acquisition date, it will, when subsequently recognized, first reduce goodwill. Therefore, as the Company was able to utilize certain of these net operating loss carryforwards, goodwill was reduced by a corresponding amount.

In fiscal 2006, the Company utilized net operating loss carryforwards acquired in conjunction with the ZettaCom and Solidum acquisitions as a result of the same accounting treatment described above.

Goodwill is reviewed annually for impairment or more frequently if indicators of impairment arise. The Company completed its annual impairment assessment in the fourth quarters of fiscal 2007, 2006, and 2005 and concluded that goodwill was not impaired. The Company’s reporting structure is comprised of three reportable segments: (i) Networking, (ii) Timing and Memory Interface, and (iii) Standard Products and Other. Goodwill resulting from the merger with ICS ($957.1 million) was assigned to the Timing and Memory Interface segment. Goodwill resulting from the ZettaCom ($14.1 million) and Solidum ($3.7 million) acquisitions was assigned to the Networking segment. Finally, goodwill resulting from the SigmaTel PC Audio ($26.9 million) and Newave ($36.3 million) acquisitions was assigned to the Standard Products and Other segment.

In the fourth quarter of fiscal 2006, the Company recorded $0.6 million, included in SG&A expense, in impairment charges related to certain intangible assets acquired as part of the Newave acquisition in fiscal 2001. In performing the overall impairment analysis for goodwill, the Company followed the guidance under paragraph 29 of SFAS 142, which requires long-lived assets, other than goodwill, be tested for impairment first and that the carrying amount of these assets be adjusted for impairment before testing goodwill. Accordingly, only after adjusting the carrying value of long-lived assets due to their impairment did the Company then test goodwill.

Note 12

Employee Benefit Plans

Prior to fiscal 2007, the Company established an Incentive Compensation Plan (ICP), whereby cash bonuses were awarded to executive officers, senior management and certain other key employees. In fiscal 2007, the ICP was extended to include substantially all employees of the Company. Through the ICP, a portion of an eligible employee’s total cash compensation is directly linked to the Company’s overall financial performance and, in the case of exempt employees, the results of business unit performance against established goals. In fiscal 2007, 2006 and 2005, the Company accrued $22.3 million, $6.4 million and $1.5 million under the ICP, respectively. The increase in amounts accrued under the ICP over time is primarily attributable to three factors; an increase in participation, a portion of an employee’s overall compensation transitioning from fixed to variable compensation, and the Company’s overall financial performance.

In fiscal 2006 and 2005, substantially all employees participated in the Company’s profit sharing plan, for which they were eligible to receive a designated percentage of profits. Profit sharing contributions totaled $1.8 million and $1.4 million in fiscal 2006 and 2005, respectively. The increase in fiscal 2006 compared to fiscal 2005 was attributable to the achievement of internal performance metrics and additional personnel, primarily as a result of our merger with ICS.

The Company sponsors a 401(k) retirement matching plan for qualified domestic employees. The Company recorded expenses of approximately $3.7 million, $2.6 million and $1.2 million in matching contributions under the plan in fiscal 2007, 2006 and 2005, respectively. The increase in fiscal 2007 expenses is primarily attributable to the addition of personnel as a result of our merger with ICS, an increase in plan participation and an increase in the Company’s matching thresholds.

Effective November 1, 2000, the Company established an unfunded deferred compensation plan to provide benefits to executive officers and other key employees. Under the plan, participants can defer any portion of their salary and bonus compensation into the plan and may choose from a portfolio of funds from which earnings are measured. Participant balances are always 100% vested. As of April 1, 2007 and April 2, 2006, obligations under the plan totaled approximately $11.9 million and $10.0 million. Additionally, the Company has set aside assets in a separate trust that is sufficient to cover the liability under the plan. The trust assets are invested such that gains and losses of the trust assets generally offset the gains and losses of the Company’s liability to the plan participants. The Company incurred costs for this plan for insurance, administration and other support of $0.2 million, $0.5 million and $0.5 million in fiscal 2007, 2006 and 2005, respectively.

Note 13

Income Taxes

The components of income (loss) before taxes and the provision (benefit) for income taxes were as follows (in thousands):

Provision:	Fiscal 2007	Fiscal 2006	Fiscal 2005
Income (loss) before taxes:
United States	$(59,732)	$4,448	$(5,056)
Foreign	57,184	(88,557)	18,409

Income (loss) before taxes:	$(2,548)	$(84,109)	$13,353

Provision (benefit) for taxes:

Current:
United States	$784	$(3,293)	$(8,115)
State	643	1,400	(739)
Foreign	2,496	5,875	4,165

	3,923	3,982	(4,689)

Deferred:
United States	312	—	—
State	23	—	—
Foreign	772	(6,383)	4,709

	1,107	(6,383)	4,709

Provision (benefit) for taxes:	$5,030	$(2,401)	$20

In fiscal years 2007, 2006 and 2005 approximately $73 thousand, $486 thousand and $78 thousand, respectively, of U.S. income tax benefits related to the exercise of certain employee stock options decreased income taxes payable and was credited to additional paid in capital.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities were as follows (in thousands):

	Fiscal 2007	Fiscal 2006
Deferred tax assets:
Deferred income on shipments to distributors	$10,026	$8,887
Non-deductible accruals and reserves	17,858	9,863
Inventory related and other expenses	2,853	6,430
Net operating losses and credit carryforwards	146,176	183,252
Deferred licensing revenue	—	442
Equity earnings in affiliates	—	4,358
Depreciation and amortization	25,828	22,039
Stock options	14,491	—
Other	9,079	5,940

	226,311	241,211

Deferred tax liabilities:
Purchased intangibles	(63,084)	(89,765)
US tax on earnings of foreign subsidiaries not indefinitely reinvested	(811)	(5,591)
Foreign tax on earnings of foreign subsidiaries not indefinitely reinvested	—	(268)
Other	(1,040)	—

	(64,935)	(95,624)

Valuation allowance	(174,671)	(157,775)

Net deferred tax liabilities	$(13,295)	$(12,188)

In the fourth quarter of fiscal 2003, the Company established a full valuation allowance against its net deferred tax assets because management could not conclude it was more likely than not that these deferred tax assets would be realized. The Company reached this decision based on judgment, which included consideration of historical losses and projections of future profits with substantially more weight being placed on recent losses than any projections of future profitability. The Company will continue to monitor the need for the valuation allowance on a quarterly basis and may, with further evidence, determine that the valuation allowance is no longer required. The net deferred tax liability of $13.3 million, relates primarily to book to tax basis differences in various foreign jurisdictions.

Deferred income tax assets pertaining to net operating losses decreased by $28.3 million due to a change in presentation in accordance with FAS 123R. These deferred income tax assets resulted from the exercise of employee stock options in prior years and represent excess tax benefits as determined under APB 25. The deferred income tax assets for excess tax benefits had a full valuation allowance against them in prior years. FAS 123R prohibits recognition of a deferred income tax asset for an excess tax benefit that has not been realized through a reduction in income taxes payable. The Company has elected to net its deferred income tax assets for net operating losses and the related valuation allowance for the excess tax determined under APB 25.

The valuation allowance for deferred tax assets increased by $16.9 million and decreased by $56.8 million during fiscal 2007 and 2006, respectively. Approximately $7.0 million of the valuation allowance at the end of fiscal 2007 will be allocated to reduce goodwill or other non-current intangible assets, when realized, from companies IDT has acquired.

As of April 1, 2007, the Company had federal net operating loss carryforwards of approximately $70.1 million. In addition, the Company had combined net operating loss carryforwards for state purposes of $96.9 million. The federal net operating loss carryforwards will expire in various fiscal years from 2020 through 2025 if not utilized. The state net operating loss carryforwards will expire in various fiscal years through 2025 if not utilized. In addition, the Company had approximately $53.0 million of federal research and development tax credit carryforwards, and $7.6 million of foreign tax credit carryforwards. The federal research tax credit carryforwards will expire from fiscal years 2008 through 2027 if not utilized and the foreign tax credit carryforwards will expire from fiscal years 2010 to 2017 if not utilized. The Company also had available approximately $49.6 million of state income tax credit carryforwards, $4.1 million of which will expire in various years through 2012 if not utilized. The Company also had Canadian federal investment tax credits of $3.7 million, which will expire in various fiscal years from 2007 to 2027, if not utilized. In addition, the Company also has Canadian federal and provincial net operating loss carryforwards of approximately $7.6 million and $7.6 million, respectively, which will expire in various fiscal years from 2007 through 2016 if not utilized. The Company has Canadian federal and provincial scientific research and experimental development expenditure carryforwards of approximately $12.5 million and $12.0 million respectively, which carryforward indefinitely.

A reconciliation between the statutory U.S. income tax rate of 35% and the effective rate is as follows (in thousands):

Rate Reconciliation:	Fiscal 2007	Fiscal 2006	Fiscal 2005
Provision (benefit) at 35% U.S. statutory rate	$(892)	$(29,438)	$4,673
Differences in U.S. and foreign taxes	(15,246)	34,763	2,734
Extraterritorial income exclusion	—	—	(945)
Dividends under the American Jobs Creation Act of 2004	—	5,746	—
Non-deductible, acquisition related costs	—	—	793
State tax, net of federal benefit	666	1,400	26
Net operating losses and tax credits not benefited / (benefited)	16,977	(2,029)	(4,954)
Partial settlement of IRS audit	—	(9,359)	(7,070)
Withholding tax on foreign subsidiary earnings not indefinitely reinvested	—	(4,538)	4,709
Stock-based compensation	2,342	—	—
Other	1,183	1,054	54

Provision (benefit) for taxes	$5,030	$(2,401)	$20

The Company benefits from tax incentives granted by local tax authorities in certain offshore jurisdictions. Fiscal 2007 results reflect a zero tax rate on non-passive income earned in its Singapore subsidiary, which has been granted pioneer status, or exemption of taxes on non-passive income, from the Economic Development Board of Singapore through December 31, 2007. The pioneer status is contingent upon the Company continuing to meet specified investment criteria in fixed assets, personnel, and technology. The impact of this tax holiday was to increase net income by approximately $40.5 million ($0.20 per share, diluted) and $4.2 million ($0.02 per share, diluted) in fiscal 2007 and 2006, respectively. The holiday had no effect in fiscal year 2005 as this year was prior to our merger with ICS. Also, under Malaysian law, in fiscal 2007 and in past years, the Company generated certain tax incentive benefits that effectively reduced its local tax obligations below the statutory rate of 28%.

On October 22, 2004, the AJCA was signed into law. The AJCA created a temporary incentive for U.S. corporations to repatriate accumulated income earned outside the U.S. by providing an 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria in the AJCA are met. The Company will invest these earnings pursuant to an approved domestic reinvestment plan that conforms to the AJCA guidelines. The Company elected to apply this provision to $148.6 million repatriated in fiscal 2006, which the Company will invest pursuant to an approved Domestic Reinvestment Plan that conforms to the AJCA guidelines. The Company recorded an additional tax provision for fiscal 2006 of approximately $5.7 million related to the repatriation of the $148.6 million under the AJCA. In connection with the repatriated foreign earnings, the Company reversed approximately $2.5 million of deferred tax liabilities in fiscal 2006, which were no longer required following the distribution of certain earnings under the AJCA. The Company also reversed approximately $4.5 million of net deferred tax liabilities in connection with a reduction in anticipated withholding taxes on distributions from the Philippines associated with the wind down of such operations.

U.S. taxes have not been provided on approximately $197.6 million of indefinitely reinvested foreign subsidiary earnings. Due to the Company’s full valuation allowance, the calculation of the tax impact of remitting these earnings is not practicable at this time.

In fiscal 2006, as a result of a partial settlement with the Internal Revenue Service (IRS) pertaining to its examination of certain items in the Company’s income tax returns for fiscal years 2000 through 2002, the Company recorded a net reduction in its income taxes payable of $9.4 million. The examination by the IRS of the Company’s income tax returns for fiscal years 2000 through 2004 has still not yet been completed with respect to certain items. The acquired ICS entity is also under federal audit for fiscal years 2001 through 2003, which has still not been completed. The Company believes that the ultimate resolution of these examinations will not have a material adverse impact on its financial condition or results of operations.

Note 14

Segments

The Company’s reporting structure is comprised of three reportable segments: (i) Networking; (ii) Timing and Memory Interface; and (iii) Standard Products and Other. The Networking segment includes network search engines, switching solutions, integrated communications processors, flow-control management devices, FIFOs, and multi-port products. The Timing and Memory Interface segment includes clock management, DIMM support, AMB and other timing solution products. The Standard Products and Other segment include high-speed SRAM, military applications, PC audio, digital logic products, telecommunications and video products.

The tables below provide information about these segments for fiscal 2007, 2006 and 2005:

Revenues by segment

	Fiscal Year Ended
(in thousands)	April 1, 2007	April 2, 2006	April 3, 2005
Networking	$251,998	$232,629	$230,759
Timing and Memory Interface	403,840	182,773	46,540
Standard Products and Other	147,758	112,376	113,341

Total revenues	$803,596	$527,778	$390,640

Income (Loss) by segment
	Fiscal Year Ended
(in thousands)	April 1, 2007	April 2, 2006	April 3, 2005
Networking	$66,530	$42,279	$44,187
Timing and Memory Interface	114,211	30,776	(8,366)
Standard Products and Other	22,456	(3,912)	(10,239)
Amortization of intangible assets	(155,388)	(126,870)	(6,541)
Inventory FMV adjustment	(3,721)	(13,349)	—
Amortization of stock-based compensation	(46,506)	—	—
Amortization of deferred stock-based compensation	—	—	(565)
Restructuring, asset impairment and facility closure costs	(10,267)	(17,066)	(6,304)
Acquired in-process research and development	(500)	(2,300)	(1,830)
Acquisition-related costs and other	(4,311)	(4,400)	(2,036)
Loss on investments	—	(1,705)	(12,831)
Sales tax refund	—	—	5,617
Interest expense	(263)	(222)	(102)
Interest income and other, net	15,211	12,660	12,363

Income (loss) before income taxes	$(2,548)	$(84,109)	$13,353

The Company does not allocate restructuring, acquisition-related costs, interest income and other, and interest expense to its segments. In addition, the Company does not allocate assets to its segments. The Company excludes these items consistent with the manner in which it internally evaluates its results of operations.

The Company’s significant operations outside of the United States include manufacturing facilities in Malaysia and Singapore, design centers in the U.S., Canada and China, and sales subsidiaries in Japan, Asia Pacific and Europe. Revenues from unaffiliated customers by geographic area, based on the customers’ shipment locations, were as follows:

	Fiscal Year Ended
(in thousands)	April 1, 2007	April 2, 2006	April 3, 2005
Americas	$238,439	$136,821	$125,156
Europe	81,173	62,504	63,925
Japan	105,390	71,337	56,067
Asia Pacific	378,594	257,116	145,492

Total revenues	$803,596	$527,778	$390,640

The Company’s financial reporting systems track revenue based upon the regions presented in the table above. However, the data for individual countries is not at a precise enough level to determine these amounts with certainty. The Company estimates that its largest individual countries not separately disclosed above are the U.S. and Taiwan.

The Company’s property, plant and equipment are summarized below by geographic area:

(in thousands)	April 1, 2007	April 2, 2006
United States	$74,580	$83,113
Malaysia	8,020	12,066
Singapore	7,884	11,390
All other countries	2,574	2,094

Total property, plant and equipment, net	$93,058	$108,663

In fiscal 2006, the Company reclassified certain land and equipment at its former manufacturing facility in the Philippines as held-for-sale. These assets, having a net book value of $2.7 million and $7.1 million, are classified within other assets on the Company’s Consolidated Balance Sheets as of April 1, 2007 and April 2, 2006, respectively.

Note 15

Derivative Financial Instruments

As a result of its significant international operations, sales and purchase transactions, the Company is subject to risks associated with fluctuating currency exchange rates. The Company may use derivative financial instruments to hedge these risks when instruments are available and cost effective in an attempt to minimize the impact of currency exchange rate movements on its operating results and on the cost of capital equipment purchases. The Company may enter into hedges of forecasted transactions when the underlying transaction is highly probable and reasonably certain to occur within the subsequent twelve months. Examples of these exposures would include forecasted expenses of a foreign manufacturing plant, design center or sales office. The Company may additionally enter into a derivative to hedge the foreign currency risk of a capital equipment purchase if the capital equipment purchase order is executed and designated as a firm commitment. The Company does not enter into derivative financial instruments for speculative or trading purposes. During fiscal 2006, the Company executed forecasted cashflow hedges which had a notional amount of approximately $3.4 million as protection against a portion of its operating expense in Japan and Europe. The hedges gain and losses were offset by the underlying cash expenditures and recorded net within the sales and general administrative expenses. There were no hedges of forecasted transactions or firm commitments during fiscal 2007 or 2005.

The Company may also utilize currency forward contracts to hedge currency exchange rate fluctuations related to certain short term foreign currency assets and liabilities. Gains and losses on these undesignated derivatives offset gains and losses on the assets and liabilities being hedged and the net amount is included in earnings. An insignificant amount of net gains and losses were included in earnings during fiscal 2007, 2006 and 2005.

Besides foreign exchange rate exposure, the Company’s cash and investment portfolios are subject to risks associated with fluctuations in interest rates. While the Company’s policies allow for the use of derivative financial instruments to hedge the fair values of such investments, the Company has yet to enter into this type of hedge.

Note 16

Assets Held-for-Sale

In fiscal 2006, the Company announced its plans to consolidate its assembly and test operations and outsource a portion of its assembly operations. Under the plan, the Company closed its assembly and test facility in Manila, the Philippines, which resulted in a RIF of approximately 750 employees. The Company also transferred the test and finish work performed at its Manila facility to the Company’s facility in Penang, Malaysia, and transferred the assembly work and certain assembly equipment to third party sub-contractors. The Company also began actively marketing the facility, the surrounding land and remaining assets (Manila disposal group), and determined that the plan of sale criteria in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, had been met and was thus reclassified as held-for-sale.

In Q3 2007, the fair value of the Manila disposal group was reassessed by management, using input provided by a third-party valuation expert, and it was determined that the current carrying value of the Manila disposal group exceeded the market value. As a result, the Company recorded an impairment charge of approximately $2.5 million to reduce the carrying value of the Manila disposal group to its estimated market value, less selling costs. In Q4 2007, the Company accepted an offer to purchase the Manila disposal group. As a result, the Company recorded an additional impairment charge of approximately $1.9 million to reduce the carrying value of the Manila disposal group to the sales price, less selling costs. The Company anticipates the sale of the Manila disposal group will be completed in the next three to six months.

The Manila disposal group continues to be classified as held-for-sale and included within other assets on the Company’s Consolidated Balance Sheets as of April 1, 2007 and April 2, 2006. Assets classified as held-for-sale are not depreciated.

Note 17

Subsequent Events

In April 2007, the Company sold approximately 1.1 million shares, or 78% of its equity investment in Maxtek for proceeds, net of commissions, totaling approximately $2.2 million. The Company continues to account for its remaining investment in Maxtek as described in Note 8, “Investments”.

SUPPLEMENTARY FINANCIAL INFORMATION (UNAUDITED)

QUARTERLY RESULTS OF OPERATIONS

	Fiscal Year Ended April 1, 2007
(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$185,536	$205,176	$206,196	$206,688
Gross profit	84,235	86,670	85,790	83,953
Net loss	(1,564)	(663)	(1,940)	(3,411)
Basic net loss per share	(0.01)	(0.00)	(0.01)	(0.02)
Diluted net loss per share	$(0.01)	$(0.00)	$(0.01)	$(0.02)

	Fiscal Year Ended April 2, 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$93,838	$105,689	$160,792	$167,459
Gross profit	42,693	35,739	45,598	53,537
Net income (loss)	6,580	(19,460)	(42,288)	(26,540)
Basic net income (loss) per share	0.06	(0.16)	(0.21)	(0.13)
Diluted net income (loss) per share	$0.06	$(0.16)	$(0.21)	$(0.13)

During fiscal 2007, the Company recorded intangible asset amortization of $37.0 million, $39.5 million, $39.7 million and $39.2 million in the first, second, third and fourth quarter, respectively. These charges are attributable to the Company’s acquisition of SigmaTel’s PC Audio business in the second quarter of fiscal 2007, as well as its merger with ICS and acquisition of Freescale Assets in fiscal 2006. The Company also recorded $0.5 million of IPR&D charges in conjunction with its acquisition of SigmaTel’s PC Audio business. The Company recorded restructuring costs, including severance and retention, asset impairment and facility closure costs of $0.7 million, $3.6 million, $1.5 million and $4.5 million in the first, second, third and fourth quarter, respectively. These charges primarily result from impairment charges related to the Company’s former manufacturing facility in the Philippines, the outsourcing to third parties of assembly operations previously performed at our facility in Penang, Malaysia, and reductions-in-force implemented during fiscal 2007. In addition, the Company recorded stock compensation expense of $11.0 million, $13.2 million, $11.2 million and $11.1 million in the first, second, third and fourth quarter, respectively, as a result of its adoption of SFAS 123R at the beginning of fiscal 2007.

During fiscal year 2006, the Company recorded intangible asset amortization of $1.7 million, $12.5 million, $56.8 million and $55.9 million in the first, second, third and fourth quarter, respectively. The increase is attributable to the Company’s merger with ICS and its acquisition of Freescale Assets in the second quarter. The Company also recorded $2.3 million of IPR&D charges in conjunction with the ICS merger. During the first quarter, in anticipation of its merger with ICS, the Company recorded impairment charges for certain investments of $1.7 million. The Company also recorded restructuring costs, including severance and retention, asset impairment, and facility closure costs, of $0.4 million, $7.6 million, $0.7 million and $1.7 million in the first, second, third and fourth quarter, respectively. These charges primarily result from the closure of the Company’s manufacturing facility in the Philippines during the first quarter, the consolidation of its northern California operations to its headquarters in San Jose during the first and second quarter, the closure of its design center in Australia during the third quarter and reductions-in-force implemented during fiscal 2005 and 2006. Offsetting these amounts, the Company recorded credits to restructuring and asset impairment charges of $0.6 million, $0.1 million, and $0.1 million in the first, second and third quarter, respectively. These credits are the result of equipment sales from the Company’s former facility in Salinas, whose proceeds exceeded the impaired value of the assets. The fourth quarter also includes a $0.6 million impairment charge related to certain intangible assets related to Newave.

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

We assessed the effectiveness of our internal control over financial reporting as of April 1, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.

Based on our assessment using those criteria, we concluded that our internal control over financial reporting was effective as of April 1, 2007.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of April 1, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8 of this Annual Report on Form 10-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers, and their respective ages as of April 1, 2007, are as follows:

Name	Age	Position
Gregory S. Lang	43	President and Chief Executive Officer
Jimmy Lee	54	Senior Vice President, Timing Solutions Group
Phil Bourekas	43	Vice President, PC Audio Division
Thomas Brenner	44	Vice President, Flow Control Management Division
Derek Dicker	33	Vice President and Co-general Manager, IP Co-processor Division
Roger Ervin	51	Vice President, Human Resources
Julian Hawkins	41	Vice President, Worldwide Sales
Clyde Hosein	47	Vice President, Chief Financial Officer
Mike Hunter	55	Vice President, Worldwide Manufacturing
Chuen-Der Lien	51	Vice President, Chief Technical Officer, Circuit and Process Design
Michael Miller	50	Vice President, Chief Technology Officer, Systems Technology
Mario Montana	45	Vice President, Serial Switching Division
Chad Taggard	42	Vice President, Strategic Planning and Worldwide Marketing
Sab Ventola	48	Vice President and Co-general Manager, IP Co-processor Division

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

Mr. Bourekas has been with IDT since 1988. Mr. Bourekas was appointed to his current position in August 2006 after our acquisition of the PC Audio business from SigmaTel. Prior to his current role, Mr. Bourekas was the Vice President of Worldwide Marketing since July 2004. Mr. Bourekas was the Vice President, IDT Internetworking Products Division from February 2000 until July 2004. Mr. Bourekas was the Vice President, IDT Strategic Marketing from August 1999 until February 2000. Prior to August 1999, Mr. Bourekas held various engineering, strategic marketing and management positions at IDT.

Mr. Brenner joined IDT in October 2002 as Vice President, Worldwide Marketing and became Vice President, Flow Control Management Division in November 2003. Prior to joining IDT, Mr. Brenner spent five years at LSI Logic and was the Vice President and General Manager, networking ASIC Division.

Mr. Dicker joined IDT in May 2006 and was promoted to his current position in February 2007. Mr. Dicker joined IDT from Intel Corporation where he spent over 10 years where he held various OEM sales, marketing, strategic planning and applications engineering positions.

Mr. Ervin jointed IDT in August 2005. Mr. Ervin joined IDT from Intel Corporation where he spent 10 years as a director of human resources in various organizations. Prior to Intel, Mr. Ervin held various HR management and organizational development roles at various companies including Mentor Graphics and Digital Equipment Corporation.

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

Mr. Montana joined IDT in 1997 and became General Manager, Serial Switching Division in 2005. Mr. Montana was promoted to Vice President in February 2007. Prior to his current role, Mr. Montana was Director, IDT Serial-Switching Division. Before transitioning to the Serial-Switching Division, Montana was Director, IDT Strategic Marketing Group. Mr. Montana also served as Product Line Director, IDT Telecommunications, FIFO, Logic and Timing groups, respectively.

Mr. Taggard joined IDT in August 2006. Mr. Taggard joined IDT from Intel Corporation where we held various product marketing, manufacturing operations, business development, and investor relations positions. Prior to Intel, Mr. Taggard worked at Hewlett Packard Corporation as a software engineer.

Mr. Ventola joined IDT in October 2005 as a result of IDT’s acquisition of Solidum Systems. Mr. Ventola was promoted to his current position in February 2007. Prior to his current role, Mr. Ventola was responsible for the management of IDT’s product design and development facility in Canada. Prior to Solidum, Mr. Ventola held various management positions in design and marketing at Alcatel, Newbridge Networks and Mitel Corporation.

The information required by this item concerning our directors is incorporated by reference from the information set forth in the sections titled “Proposal One—Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2007 Annual Meeting of Stockholders.

The information required by this item concerning our executive officers is incorporated by reference from the information set forth in the sections titled “Executive Officers” under Item 1, Part I of this Annual Report on Form 10-K and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2007 Annual Meeting of Stockholders.

The information required by this item concerning our audit committee and its financial expert is incorporated by reference from the information set forth in the section titled “Board Structure and Compensation” in our Proxy Statement for the 2007 Annual Meeting of Stockholders.

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

The information required by this Item concerning recommendations of director nominees by security holders is incorporated by reference from the information set forth in the section titled “Board Structure and Compensation” in our Proxy Statement. There have been no changes to the procedures by which security holders may recommend nominees to our Board of Directors in fiscal 2007.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference from the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference from the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference from the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference from the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements. See “Index to Consolidated Financial Statements” under Item 8 of this Annual Report.

	2.	Financial Statement Schedules. See Schedule II, “Valuation and Qualifying Accounts,” included with this Annual Report.

3.	Exhibits. The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report.

Exhibit No.	Description
2.1*	Agreement and Plan of Merger by and among Integrated Device Technology, Inc., Integrated Circuit Systems, Inc., and Colonial Merger Sub I, Inc. (previously filed as Exhibit 2.1 to the Current Report on Form 8-K filed on June 20, 2005).

3.1*	Restated Certificate of Incorporation (previously filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended October 2, 2000).

3.2*	Certificate of Amendment of Restated Certificate of Incorporation (previously filed as Exhibit 3(a) to the Registration Statement on Form 8 dated March 28, 1989).

3.3*	Certificate of Amendment of Restated Certificate of Incorporation (previously filed as Exhibit 4.3 to the Registration Statement on Form S-8 (File Number 33-63133) filed on October 2, 1995).

3.4*	Certificate of Designations specifying the terms of the Series A Junior Participating Preferred Stock of IDT, as filed with the Secretary of State of Delaware (previously filed as Exhibit 3.6 to the Registration Statement on Form 8-A filed December 23, 1998).

3.5*	Bylaws of the Company, as amended and restated effective October 20, 2006 (previously filed as Exhibit 3.1to the Current Report on Form 8-K filed on October 24, 2006).

4.1*	Rights Agreement dated December 21, 1998 between the Company and BankBoston, N.A., as Rights Agent (previously filed as Exhibit 4.1 to the Registration Statement on Form 8-A filed December 23, 1998).

10.5*	1994 Stock Option Plan, as amended as of September 22, 2000 (previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2000).**

10.6*	1994 Directors Stock Option Plan and related documents (previously filed as Exhibit 10.18 to the Quarterly Report on Form 10-Q for the fiscal quarter ended October 2, 1994).**

10.7*	Form of Indemnification Agreement between the Company and its directors and officers (previously filed as Exhibit 10.68 to Annual Report on Form 10-K for the fiscal year ended April 2, 1989).**

10.8*	Technology License Agreement between the Company and MIPS Technologies, Inc (previously filed as Exhibit 10.8 to the Annual Report on Form 10-K for the fiscal year ended March 28, 1999). (Confidential Treatment Granted).

10.10*	Master Distributor Agreement dated August 26, 1985 between the Company and Hamilton/Avnet Electronics, Division of Avnet, Inc. (previously filed as Exhibit 10.54 to the Registration Statement on Form S-1 (File Number 33-3189))

10.12*	Incentive Compensation Plan (previously filed as Exhibit 10.27 to the to the Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2005).**

10.13*	Form of Change of Control Agreement between the Company and certain of its officers **

10.14*	Lease dated December 2002 between the Company and LaGuardia Associates relating to 710 LaGuardia Street, Salinas, California.

10.16*	1997 Stock Option Plan (previously filed as Exhibit 10.23 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002.

10.17*	Purchase and Sale Agreement and Joint Escrow Instructions between the Company and Cadence Design Systems, Inc., dated December 1998 (previously filed as Exhibit 10.27 to the Registration Statement on Form S-4 as filed on March 24, 1999).

10.18*	Distributor Agreement dated June 22, 2000 between the Company and Arrow Electronics, Inc. (previously filed as Exhibit 10.18 to the Annual Report on Form 10-K for the fiscal year ended April 1, 2001). ***

10.19*	Agreement For Purchase And Sale Of Real Property Between Baccarat Silicon, Inc. and Dan Caputo Co. dated August 5, 2003 (previously filed as Exhibit 10.19 to the Quarterly Report on Form 10Q for the fiscal quarter ended June 29, 2003).

10.20*	Lease between the Company and S.I. Hahn, LLC dated February 2000 relating to 2901 Coronado Drive, Santa Clara, California (previously filed as Exhibit 10.20 to the Annual Report on Form 10-K for the fiscal year ended April 2, 2000).

10.21*	Non-Qualified Deferred Compensation Plan effective November 1, 2000 (previously filed as Exhibit 10.21 to the Annual Report on Form 10-K for the fiscal year ended April 1, 2001).**

10.22*	Transition Agreement, dated March 30, 2006, by and between Integrated Device Technology, Inc. and Hock E. Tan (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on March 30, 2006).**

10.23*	Master purchase agreement between Cisco Systems, Inc. and Integrated Device Technology, Inc. dated May 7, 2003 (previously filed as exhibit 10.24 to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2003). ***

10.24*	1984 Employee Stock Purchase Plan, as amended and restated effective September 29, 2003 (previously filed as exhibit 10.25 to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2003).**

10.25*	2004 Equity Plan (previously filed as exhibit 10.25 to the Quarterly Report on Form 10Q for the fiscal quarter ended September 26, 2004) **

10.26*	Agreement For Purchase And Sale of Real Property Between the Company and Electroglas, Inc. dated December 16, 2004 (previously filed as exhibit 10.26 to the Annual Report on Form 10-K for the fiscal year ended April 3, 2005).

21.1	Subsidiaries of the Company.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, dated May 30, 2007.

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, dated May 30, 2007.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit was previously filed with the Commission as indicated and is incorporated herein by reference.
**	This exhibit is a management contract or compensatory plan or arrangement.
***	Confidential treatment has been requested for certain portions of this document pursuant to an application for confidential treatment sent to the Securities and Exchange Commission (SEC). Such portions have been redacted and marked with a triple asterisk. The non-redacted version of this document has been sent to the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRATED DEVICE TECHNOLOGY, INC. Registrant

May 30, 2007	By:	/s/ GREGORY S. LANG
Gregory S. Lang
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ GREGORY S. LANG	Chief Executive Officer , President and	May 30, 2007
Gregory S. Lang	Director (Principal Executive Officer)

/s/ CLYDE R. HOSEIN	Vice President, Chief Financial Officer (Principal	May 30, 2007
Clyde R. Hosein	Financial and Accounting Officer)

/s/ HOCK E. TAN	Chairman of the Board	May 30, 2007
Hock E. Tan

/s/ JOHN C. BOLGER	Director	May 30, 2007
John C. Bolger

/s/ LEWIS EGGEBRECHT	Director	May 30, 2007
Lewis Eggebrecht

/s/ JOHN D. HOWARD	Director	May 30, 2007
John D. Howard

/s/ KEN KANNAPPAN	Director	May 30, 2007
Ken Kannappan

/s/ JOHN SCHOFIELD	Director	May 30, 2007
John Schofield

/s/ RON SMITH	Director	May 30, 2007
Ron Smith

/s/ NAM SUH	Director	May 30, 2007
Nam Suh

SCHEDULE II

INTEGRATED DEVICE TECHNOLOGY, INC.

VALUATION AND QUALIFYING ACCOUNTS

(dollars in thousands)	Balance at Beginning of Period	Additions Charged (Credited) to Revenues, Costs and Expenses	Charged (Credited) to Other Accounts	Deductions and Write-offs	Balance at End of Period
Allowance for returns and doubtful accounts
Year ended April 3, 2005	1,665	1,308	—	(1,556)	1,417
Year ended April 2, 2006	1,417	4,176	—	(484)	5,109
Year ended April 1, 2007	5,109	10,611	—	(7,720)	8,000
Tax valuation allowance
Year ended April 3, 2005 (1)	215,240	(9,346)	8,706	—	214,600
Year ended April 2, 2006 (1)	214,600	2,487	(59,312)	—	157,775
Year ended April 1, 2007 (1)	157,775	50,542	(28,883)	(4,763)	174,671

(1)	Balance as of the end of fiscal 2006 and 2005 includes approximately $50.9 million and $46.3 million, respectively, for deferred tax assets that are attributable to stock option deductions arising from activity under the Company’s stock option plans, the benefits of which will increase additional paid-in capital when realized. The fiscal 2007 additions charged to the valuation allowance is primarily attributable to an increase in deferred tax assets for FAS123R stock based compensation and a decrease in deferred tax liabilities due to acquired intangible amortization. The activity in the “Charged (Credited) to Other Accounts” column is due to the option-related net operating losses that will no longer be treated as a deferred tax asset under FAS123R. The activity in the “Deductions and Write-offs” column is due to acquired losses and credits that the company has determined will be subject to limitation under Internal Revenue Code Section 382.