Form 10-Q
period 2007-07-01
INTEGRATED DEVICE TECHNOLOGY INC
filed 2007-08-08
CIK 703361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2007

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

The number of outstanding shares of the registrant’s Common Stock, $.001 par value, as of July 27, 2007, was approximately 191,440,854.

PART I    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

INTEGRATED DEVICE TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three months ended
	July 1, 2007	July 2, 2006
Revenues	$199,016	$185,536
Cost of revenues	114,128	101,301

Gross profit	84,888	84,235

Operating expenses:
Research and development	44,699	39,589
Selling, general and administrative	45,114	47,993

Total operating expenses	89,813	87,582

Operating loss	(4,925)	(3,347)

Interest expense	(41)	(79)
Interest income and other, net	5,852	3,336

Income (loss) before income taxes	886	(90)
Provision for income taxes	1,982	1,474

Net loss	$(1,096)	$(1,564)

Basic net loss per share	$(0.01)	$(0.01)
Diluted net loss per share	$(0.01)	$(0.01)
Weighted average shares:
Basic	193,254	198,706
Diluted	193,254	198,706

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED; IN THOUSANDS)

	July 1, 2007	April 1, 2007
Assets
Current assets:
Cash and cash equivalents	$202,127	$246,589
Short-term investments	103,342	113,344
Accounts receivable, net	93,473	89,986
Inventories	82,147	85,076
Deferred taxes	7,910	7,308
Prepayments and other current assets	29,323	29,437

Total current assets	518,322	571,740

Property, plant and equipment, net	88,854	93,058
Goodwill	1,035,611	1,038,064
Acquisition-related intangibles, net	283,409	314,484
Other assets	30,752	24,386

Total assets	$1,956,948	$2,041,732

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$52,645	$47,854
Accrued compensation and related expenses	20,832	30,882
Deferred income on shipments to distributors	30,523	34,343
Income taxes payable	7,770	30,514
Other accrued liabilities	24,353	22,445

Total current liabilities	136,123	166,038

Deferred tax liabilities	21,359	20,603
Long-term income taxes payable	21,400	—
Long-term obligations	17,130	16,001

Total liabilities	196,012	202,642

Stockholders’ equity:
Preferred Stock; $0.001 par value: 10,000,000 shares authorized; no shares issued	—	—
Common stock; $0.001 par value: 350,000,000 shares authorized; 190,692,732 and 196,262,742 shares outstanding	191	196
Additional paid-in capital	2,179,008	2,154,817
Treasury stock	(480,471)	(380,678)
Retained earnings	60,171	61,206
Accumulated other comprehensive income	2,037	3,549

Total stockholders’ equity	1,760,936	1,839,090

Total liabilities and stockholders’ equity	$1,956,948	$2,041,732

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED; IN THOUSANDS)

	Three months ended
	July 1, 2007	July 2, 2006
Operating activities
Net loss	$(1,096)	$(1,564)
Adjustments:
Depreciation	8,074	8,558
Amortization of intangible assets	31,075	36,985
Restructuring and impairment	—	233
Gain on sale of investment in equity securities	(1,430)	—
Stock-based compensation expense	11,830	11,010
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(3,487)	(16,192)
Inventories	3,067	(10,317)
Other assets	(5,850)	(40)
Accounts payable	4,791	9,896
Accrued compensation and related expenses	(10,050)	(964)
Deferred income on shipments to distributors	(3,820)	6,247
Income taxes payable	3,583	(11,117)
Deferred income taxes	154	194
Other accrued and long-term liabilities	200	2,503

Net cash provided by operating activities	37,041	35,432

Investing activities
Purchases of property, plant and equipment	(4,006)	(3,555)
Purchases of short-term investments	(40,418)	(12,674)
Proceeds from sales and maturities of short-term investments	50,376	—

Net cash provided by (used in) investing activities	5,952	(16,229)

Financing activities
Issuance of common stock	12,218	12,126
Repurchases of common stock	(99,793)	(6,295)

Net cash provided by (used in) financing activities	(87,575)	5,831

Effect of exchange rates on cash and cash equivalents	120	451

Net increase (decrease) in cash and cash equivalents	(44,462)	25,485
Cash and cash equivalents at beginning of period	246,589	266,173

Cash and cash equivalents at end of period	$202,127	$291,658

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts in the Company’s financial statements and the accompanying notes. Actual results could differ from those estimates. All references are to the Company’s fiscal quarters ended July 1, 2007 (Q1 2008), April 1, 2007 (Q4 2007), December 31, 2006 (Q3 2007), October 1, 2006 (Q2 2007) and July 2, 2006 (Q1 2007) unless otherwise indicated.

These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 1, 2007. Operating results for the three months ended July 1, 2007 are not necessarily indicative of operating results for an entire fiscal year.

Note 2

Significant Accounting Policies

Revenue Recognition. The Company’s revenue results from semiconductors sold through three channels: direct sales to original equipment manufacturers (“OEMs”) and electronic manufacturing service providers (“EMSs”), consignment sales to OEMs and EMSs, and sales through distributors. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and its ability to collect is reasonably assured. For direct sales, we recognize revenue in accordance with the applicable shipping terms. Revenue related to the sale of consignment inventory is not recognized until the product is pulled from inventory stock by the customer. For distributors who have stock rotation, price protection and ship from stock pricing adjustment rights, the Company defers revenue and related cost of revenues on sales to these distributors until the product is sold through by the distributor to an end-customer. For distributors who only have limited stock rotation rights, revenue is recognized upon shipment, with reserves recorded for the estimated return exposure in accordance with Statement of Financial Accounting Standards (SFAS) No. 48, Revenue Recognition When Right of Return Exists (SFAS 48). In addition, the Company is required to estimate pricing adjustments to distributors for product purchased in a given quarter that remains in their inventory at the end of a given quarter. The Company recognizes revenue on a sell-through basis for North American and European distributors and recognizes revenue on a sell-in basis for Japanese distributors and substantially all Asian distributors. Revenues related to licensing agreements are recognized on a straight-line basis over the period from when the licensee is first contractually permitted to use the related patents or other technology until the first to occur of either the expiration of the contract or the underlying patents.

Stock-based Compensation: The fair value of employee restricted stock units is equal to the market value of the Company’s common stock on the date the award is granted. The Company estimates the fair value of employee stock options and the right to purchase shares under the employee stock purchase plan using the Black-Scholes valuation model, consistent with the provisions of the Financial Accounting Standards Board’s (FASB) SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)). Option-pricing models require the input of highly subjective assumptions, including the expected term of options, the determination of risk-free interest rates, and the expected price volatility of the stock underlying such options. In addition, the Company is required to estimate the number of stock-based awards that will be forfeited due to employee turnover based on historical trends. Finally, the Company capitalizes into inventory a portion of the periodic stock-based compensation expense that relates to employees working in manufacturing activities.

During Q1 2008, the Company updated its analysis of the stock option exercise behavior over the eleven years since the valuation of stock based compensation began under SFAS 123 and as a result lowered the expected term to 4.65 years. The interest rate is based on the average U.S. Treasury interest rate in effect during the applicable quarter. The Company believes that the implied volatility of its common stock is an important consideration of current market conditions and a good indicator of the expected volatility of its common stock. However, due to the limited volume of options freely traded over the counter, the Company believes that implied volatility, by itself, is not representative of the expected volatility of its common stock. Therefore, upon adoption of SFAS 123(R), the Company revised the volatility factor used to estimate the fair value of its stock-based awards which now reflects a blend of historical volatility of its common stock and implied volatility of call options and dealer quotes on call options, generally having a term of less than twelve months. The Company has not paid, nor does it have current plans to pay dividends on its common stock in the foreseeable future.

Note 3

Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return (including a decision whether or not to file a return in a particular jurisdiction). FIN 48 is applicable to all uncertain tax positions for taxes accounted for under FASB Statement No. 109, Accounting for Income Taxes (SFAS 109) and substantially changes the applicable accounting model. FIN 48 is likely to cause greater volatility in our income statements as more items are recognized discretely within income tax expense. The Company adopted this standard in the first quarter of fiscal 2008. See “Note 17, Income Taxes” for further discussion.

Note 4

Net Loss Per Share

Net loss per share has been computed using weighted-average common shares outstanding in accordance with SFAS 128, Earnings per Share.

	Three months ended
(in thousands)	July 1, 2007	July 2, 2006
Weighted average common shares outstanding	193,254	198,706
Dilutive effect of employee stock options	—	—

Weighted average common shares outstanding, assuming dilution	193,254	198,706

Net loss per share for the three month periods ended July 1, 2007 and July 2, 2006 is based only on weighted average common shares outstanding. Stock options based equivalent shares of 4.6 million and 3.8 million for the three month periods ended July 1, 2007 and July 2, 2006, respectively, were excluded from the calculation of diluted earnings per share as their effect would be antidilutive in a net loss period. Stock options to purchase 10.5 million shares and 16.6 million shares for the three month periods ended July 1, 2007 and July 2, 2006, respectively, were outstanding, but were excluded from the calculation of diluted earnings per share because the exercise price of the stock options was greater than the average share price of the common shares and therefore, the effect would have been antidilutive.

Note 5

Stock-Based Employee Compensation

Compensation Expense

The following table summarizes stock-based compensation expense by line items appearing in the Company’s Condensed Consolidated Statement of Operations:

	Three months ended
(in thousands)	July 1, 2007	July 2, 2006
Cost of revenues	$1,053	$355
Research and development	6,731	5,724
Selling, general and administrative	4,046	4,931

Total stock-based compensation expense	11,830	11,010

Tax effect on stock-based compensation expense	—	—

Total stock-based compensation expense, net of related tax effects (1)	$11,830	$11,010

(1)	Assumes a zero tax rate for each period presented as the Company has a full valuation allowance.

As stock-based compensation expense recognized in the Condensed Consolidated Statement of Operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures in accordance with the provisions of SFAS 123(R). SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company attributes the value of stock-based compensation to expense on an accelerated method.

The following table summarizes stock-based compensation expense associated with each type of award:

	Three months ended
(in thousands)	July 1, 2007	July 2, 2006
Employee Stock Options	$10,444	$11,078
Employee Stock Purchase Plan (“ESPP”)	944	768
Restricted Stock Units (“RSUs”)	580	—
Change in amounts capitalized in inventory	(138)	(836)

Total stock-based compensation expense	$11,830	$11,010

Valuation Assumptions

Assumptions used in the Black-Scholes valuation model were as follows:

	Three months ended
	July 1, 2007	July 2, 2006
Stock Option Plans:
Expected Term	4.65 years	4.95 years
Risk-free interest rate	4.82% - 4.92%	5.03% - 5.14%
Volatility	44%	52%
Dividend Yield	0.0%	0.0%
ESPP:
Expected Term	0.25 years	0.25 years
Risk-free interest rate	5.04%	4.67%
Volatility	33%	33%
Dividend Yield	0.0%	0.0%
RSUs:
Weighted average estimated values	$14.99	—
Dividend Yield	0.0%	—

Equity Incentive Programs

The Company currently issues awards under three equity based plans in order to provide additional incentive and retention to directors and employees who are considered to be essential to the long-range success of the Company. These plans are further described below.

1994 Stock Option Plan (1994 Plan)

In May 1994, the Company’s shareholders approved the 1994 Plan. Under the 1994 Plan, 13,500,000 shares of common stock have been made available for issuance as stock options to employees, officers, directors, consultants, independent contractors and advisors of the Company and its affiliates. Shares issuable upon exercise of stock options granted pursuant to the Company’s 1985 Incentive and Nonqualified Stock Option Plan that expire or become unexercisable for any reason without having been exercised in full are also available for distribution under the 1994 Plan (not to exceed 10,000,000 shares). Options granted by the Company under the 1994 Plan generally expire seven years from the date of grant and generally vest over a four-year period from the date of grant. The exercise price of the options granted by the Company under the 1994 Plan shall not be less than 100% of the fair market value for a common share subject to such option on the date the option is granted. As of July 1, 2007, 708 shares remain available for future grant under the 1994 Plan.

1997 Employee Stock Option Plan (1997 Plan)

In October 1997, the 1997 Plan was adopted. Under the 1997 Plan, 23,500,000 shares of common stock have been made available for issuance as nonqualified stock options to employees, consultants, independent contractors and advisors of the Company and its affiliates provided that such persons are not officers or directors of the Company. Options granted by the Company under the 1997 Plan generally expire seven years from the date of grant and generally vest over a four-year period from the date of grant. The exercise price of the options granted by the Company under the 1997 Plan shall not be less than 100% of the fair market value for a common share subject to such option on the date the option is granted. As of July 1, 2007, 293,800 shares remain available for future grant under the 1997 Plan.

2004 Equity Plan (2004 Plan)

In September 2004, the Company’s shareholders approved the 2004 Plan. Under the 2004 Plan, 24,500,000 shares of common stock have been made available for issuance as stock options, restricted stock awards, stock appreciation rights, performance awards, restricted stock unit awards, and stock-based awards to employees, directors and consultants, of which a maximum of 2,000,000 shares are eligible for non-option “full value” awards. The 2004 Plan allows for time-based and performance-based vesting for the awards. Options granted by the Company under the 2004 Plan generally expire seven years from the date of grant and generally vest over a four-year period from the date of grant, with one-quarter of the shares of common stock vesting on the one-year anniversary of the grant date and the remaining shares vesting monthly for the 36 months thereafter. The exercise price of the options granted by the Company under the 2004 Plan shall not be less than 100% of the fair market value for a common share subject to such option on the date the option is granted. Full value awards made under the 2004 Plan shall become vested over a period of not less than three years (or, if vesting is performance-based, over a period of not less than one year) following the date such award is made; provided, however, that full value awards that result in the issuance of an aggregate of up to 5% of common stock available under the 2004 Plan may be granted to any one or more participants without respect to such minimum vesting provisions. As of July 1, 2007, 7,071,107 shares remain available for future grant under the 2004 Plan.

Restricted stock units available for grant by the Company under the 2004 Plan generally vest over at least a 36-month period from the grant date. Prior to vesting, participants holding restricted stock units do not have shareholder rights. Shares are issued on or as soon as administratively practicable following the vesting date of the restricted stock units and upon issuance, recordation and delivery, the participant will have all the rights of a shareholder of the Company with respect to voting such stock and receipt of dividends and distributions on such stock. As of July 1, 2007, 590,127 restricted stock unit awards were outstanding under the 2004 Plan.

The following table summarizes the Company’s stock option activities for the three months ended July 1, 2007:

(in thousands, except per share amounts)	Shares	Weighted Average Exercise Price
Options outstanding as of April 1, 2007	33,105	$12.99
Granted	2,692	15.02
Exercised (1)	(770)	11.14
Canceled, Forfeited or Expired	(945)	15.33

Options outstanding as of July 1, 2007	34,082	13.13

Options exercisable at July 1, 2007	19,819	$12.88

(1)	Upon exercise, the Company issues new shares of common stock.

As of July 1, 2007, the weighted average remaining contractual life of options outstanding was 4.6 years and the aggregate intrinsic value was $93.6 million. The weighted average remaining contractual life of options exercisable was 3.8 years and the aggregate intrinsic value was $65.7 million. Unrecognized compensation cost related to nonvested stock-based awards, net of estimated forfeitures was $43.7 million and will be recognized over a weighted average period of 1.3 years.

As of July 1, 2007, stock options vested and expected to vest totaled approximately 30.0 million shares, with a weighted-average exercise price of $13.06 per share and a weighted average remaining contractual life of 4.4 years. The aggregate intrinsic value was approximately $86.4 million.

(in millions, except per share amounts)	Three months ended
	July 1, 2007	July 2, 2006
Net cash proceeds from options exercised	$8.6	$9.1
Total intrinsic value of options exercised	$3.2	$4.2
Excess tax benefits from options exercised (1)	$0	$0
Weighted average grant-date fair value of options granted	$6.47 per share	$7.43 per share

(1)	Excess tax benefits from the exercise of stock options, if any, are presented in the Company’s Condensed Consolidated Statement of Cash Flows as financing cash flows rather than operating expenses.

The following table summarizes the Company’s restricted stock unit activities for the three months ended July 1, 2007:

Shares (in thousands)
RSU’s outstanding as of April 1, 2007	75
Granted	530
Vested	—
Forfeited	(15)

Outstanding at July 1, 2007	590

As of July 1, 2007, there was approximately $4.9 million of unrecognized compensation cost related to restricted stock units granted under the Company’s equity incentive plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.2 years.

1984 ESPP

In July 1984, the Company’s shareholders approved the 1984 ESPP under which eligible employees may purchase shares of the Company’s common stock through payroll deductions (not to exceed 15% of such employee’s compensation) at no lower than 85% of the fair market value of the common stock on the first day or the last day of each fiscal quarter, whichever is lower. Under the 1984 ESPP, 13,100,000 shares of common stock have been made available for issuance. The 1984 ESPP is implemented by successive quarterly purchase periods commencing on the first day of each fiscal quarter of the Company. In order to maintain its qualified status under Section 423 of the Internal Revenue Code, the 1984 ESPP imposes certain restrictions, including the limitation that no employee is permitted to participate in the 1984 ESPP if the rights of such employee to purchase common stock of the Company under the 1984 ESPP and all similar purchase plans of the Company or its subsidiaries would accrue at a rate which exceeds $25,000 of the fair market value of such stock (determined at the time the right is granted) for each calendar year. During the three months ended July 1, 2007, the Company issued 280,710 shares of common stock with a weighted-average price of $12.98 per share and a weighted-average grant-date fair market value of $3.40 per share.

Note 6

Balance Sheet Detail

(in thousands)
Inventories	July 1, 2007	April 1, 2007
Raw materials	$6,867	$8,294
Work-in-process	49,174	49,122
Finished goods	26,106	27,660

Total inventories	$82,147	$85,076

Long-Term Obligations
Deferred compensation related liabilities	$13,567	$11,899
Long-term portion of deferred gain on equipment sales	1,374	1,451
Long-term portion of lease impairment obligations	1,744	2,206
Other	445	445

Total Long-Term Obligations	$17,130	$16,001

Note 7

Cash Equivalents and Investments

Cash equivalents are highly liquid investments with original maturities of three months or less at the time of purchase. All of the Company’s investments were classified as available-for-sale at July 1, 2007 and April 1, 2007. Available-for-sale investments are classified as short-term, as these investments generally consist of highly marketable securities that are intended to be available to meet near-term cash requirements. Investment securities classified as available-for-sale are reported at market value and net unrealized gains or losses are recorded in accumulated other comprehensive income, a separate component of stockholders’ equity, until realized. Realized gains and losses on investments are computed based upon specific identification and are included in interest income and other, net. Management evaluates investments on a regular basis to determine if an other-than-temporary impairment has occurred.

In conjunction with the merger with Integrated Circuit System, Inc. (ICS) in 2005, the Company acquired an investment in Maxtek Technology Co. Ltd (“Maxtek”), an international stocking representative in Taiwan and an IDT customer. In accordance with SFAS 115, Accounting for Certain Debt and Equity Securities, the Company accounts for this investment at market value, with unrealized gains or losses recorded in accumulated other comprehensive income, a separate component of stockholder’ equity, until realized. In April 2007, the Company sold approximately 1.1 million shares, or 78% of its equity investment in Maxtek for proceeds, net of commissions, totaling approximately $2.2 million and recognized a gain of $1.4 million, which was classified within interest income and other, net. As of July 1, 2007, the aggregate market value of the Company’s remaining investment in Maxtek was approximately $0.8 million, of which the unrealized gains were approximately $0.6 million.

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

Note 8

Investment in Non-Marketable Equity Securities

In conjunction with the merger with ICS, the Company acquired an investment in Best Elite International Limited (“Best Elite”), which owns a wafer fabrication facility in Suzhou, China. The Company purchases wafers from Best Elite’s wafer fabrication facility for certain legacy ICS products. As of July 1, 2007, the aggregate carrying amount of the Company’s investment in Best Elite was approximately $5.0 million, which is classified within other assets on the Company’s balance sheet.

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

The non-compete agreements were valued from the Company’s perspective by estimating the effect on future revenues and cash flows if a given non-compete agreement was not in place, thereby allowing former employees to re-enter the market. The Company utilized a discount factor of 18% and is amortizing this intangible asset on a straight-line basis over 2 years.

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

Goodwill and identified intangible asset balances are summarized as follows:

	July 1, 2007
(in thousands)	Gross assets	Accumulated amortization	Net assets
Goodwill	$1,035,611	$—	$1,035,611

Identified intangible assets:
Existing technology	288,558	(102,062)	186,496
Trademarks	10,534	(6,488)	4,046
Customer relationships	158,396	(78,227)	80,169
Foundry & Assembler relationships	65,256	(60,038)	5,218
Non-compete agreements	53,165	(47,244)	5,921
Other	31,174	(29,615)	1,559

Subtotal, identified intangible assets	607,083	(323,674)	283,409

Total goodwill and identified intangible assets	$1,642,694	$(323,674)	$1,319,020

	April 1, 2007
(in thousands)	Gross assets	Accumulated amortization	Net assets
Goodwill	$1,038,064	$—	$1,038,064

Identified intangible assets:
Existing technology	288,558	(87,814)	200,744
Trademarks	10,534	(5,799)	4,735
Customer relationships	158,396	(69,802)	88,594
Foundry & Assembler relationships	65,256	(58,978)	6,278
Non-compete agreements	53,165	(41,020)	12,145
Other	31,174	(29,186)	1,988

Subtotal, identified intangible assets	607,083	(292,599)	314,484

Total goodwill and identified intangible assets	$1,645,147	$(292,599)	$1,352,548

In Q1 2008, goodwill decreased by $2.5 million as a result of certain tax adjustments. Approximately $1.3 million of the adjustments related to the adoption of FIN 48. As a result of the implementation of FIN 48, the Company adjusted the tax reserves associated with the ICS pre-acquisition contingency items (See note 17, Income Taxes for further discussion). In addition, the Company utilized $1.0 million of net operating loss carryforwards acquired in conjunction with the ZettaCom merger. At the time the Company finalized its purchase price allocation for the acquisition, the Company had determined that a valuation allowance needed to be provided against the acquired deferred tax assets. To the extent that an acquired tax benefit is not recognized at the acquisition date, it will, when subsequently recognized, first reduce goodwill. Therefore, as the Company was able to utilize certain of these net operating loss carryforwards, goodwill was reduced by a corresponding amount.

Amortization expense for identified intangibles is summarized below:

	Three months ended
(in thousands)	July 1, 2007	July 2, 2006
Existing technology	$14,248	$11,966
Trademarks	689	663
Customer relationships	8,425	10,466
Foundry & Assembler relationships	1,060	5,912
Non-compete agreements	6,224	6,322
Other	429	1,656

Total	$31,075	$36,985

Based on the identified intangible assets recorded at July 1, 2007, the future amortization expense of identified intangibles for the next five fiscal years is as follows (in thousands):

Fiscal year	Amount
Remainder of FY 2008	$78,927
2008	81,687
2009	54,526
2010	28,304
2011	18,423
Thereafter	21,542

Total	$283,409

Note 11

Comprehensive Loss

The components of comprehensive loss were as follows:

	Three months ended
(in thousands)	July 1, 2007	July 2, 2006
Net loss	$(1,096)	$(1,564)
Currency translation adjustments	(38)	458
Change in net unrealized gain on investments	(1,474)	(86)

Comprehensive loss	$(2,608)	$(1,192)

The components of accumulated other comprehensive income were as follows:

(in thousands)	July 1, 2007	April 1, 2007
Cumulative translation adjustments	$1,465	$1,503
Unrealized gain on available-for-sale investments	572	2,046

Total accumulated other comprehensive income	$2,037	$3,549

Note 12

Derivative Financial Instruments

As a result of its international operations, sales and purchase transactions, the Company is subject to risks associated with fluctuating currency exchange rates. The Company may use derivative financial instruments to hedge these risks when instruments are available and cost effective in an attempt to minimize the impact of currency exchange rate movements on its operating results and on the cost of capital equipment purchases. The Company may enter into hedges of forecasted transactions when the underlying transaction is highly probable and reasonably certain to occur within the subsequent twelve months. Examples of these exposures would include forecasted expenses of a foreign manufacturing plant, design center or sales office. The Company may additionally enter into a derivative to hedge the foreign currency risk of a capital equipment purchase if the capital equipment purchase order is executed and designated as a firm commitment. During Q1 2008, the Company utilized forward currency contracts to settle short term foreign currency denominated payables and such gains and losses were recorded through earnings. As of the end of Q1 2008, the Company did not have any outstanding foreign currency contracts that were designated as hedges of forecasted cash flows or capital equipment purchases. The Company does not enter into derivative financial instruments for speculative or trading purposes.

The Company may also utilize currency forward contracts to hedge currency exchange rate fluctuations related to certain short term foreign currency assets and liabilities. Gains and losses on these undesignated derivatives offset gains and losses on the assets and liabilities being hedged and the net amount is included in earnings. An immaterial amount of net gains and losses were included in net loss during the first three months of fiscal 2008 and 2007.

Besides foreign exchange rate exposure, the Company’s cash and investment portfolios are subject to risks associated with fluctuations in interest rates. While the Company’s policies allow for the use of derivative financial instruments to hedge the fair values of such investments, the Company has yet to enter into this type of hedging arrangement.

Note 13

Industry Segments

The Company evaluates its reportable business segments in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The three reportable business segments are as follows:

•	Networking segment: includes network search engines (NSEs), switching solutions, flow-control management devices, FIFOs, multi-port products, and integrated communications processors

•	Timing and Memory Interface segment: includes clock generation, distribution, high-performance server memory interfaces and other timing solution products

•	Standard Products and Other segment: includes high-speed SRAM, military applications, digital logic, telecommunications, PC audio and video products

The tables below provide information about these segments:

Revenues by segment

	Three months ended
(in thousands)	July 1, 2007	July 2, 2006
Networking	$54,502	$68,557
Timing and Memory Interface	110,420	82,576
Standard Products and Other	34,094	34,403

Total consolidated revenues	$199,016	$185,536

Income (loss) by segment

	Three months ended
(in thousands)	July 1, 2007	July 2, 2006
Networking	$6,942	$20,311
Timing and Memory Interface	32,719	21,297
Standard Products and Other	(156)	7,250
Amortization of intangible assets	(31,075)	(36,985)
Inventory FMV adjustment	—	(1,509)
Acquisition related costs and other	(1,108)	(1,962)
Restructuring and related	(266)	(532)
Facility closure costs	(151)	(207)
Stock-based compensation expense	(11,830)	(11,010)
Interest income and other	5,852	3,336
Interest expense	(41)	(79)

Income (loss) before income taxes	$886	$(90)

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

The Company maintains an accrual for obligations it incurs under its standard product warranty program and customer, part, or process specific matters. The Company’s standard warranty period is one year, however in certain instances the warranty period may be extended to as long as two years. Management estimates the fair value of the Company’s warranty liability based on actual past warranty claims experience, its policies regarding customer warranty returns and other estimates about the timing and disposition of product returned under the standard program. Customer, part, or process specific reserves are estimated using a specific identification method. Historical profit and loss impact related to warranty returns activity has been minimal. The total accrual was $0.3 million and $0.5 million as of July 1, 2007 and April 1, 2007, respectively.

Note 15

Restructuring and Asset Impairment

The following table shows the breakdown of the restructuring and asset impairment charges and the liability remaining as of July 1, 2007:

	Cost of goods sold		Operating Expenses
(In thousands)	Restructuring	Asset impairment – PP&E	Restructuring	Asset impairment – PP&E
Balance as of April 1, 2007	$1,272	$—	$2,468	$—
Q1 2008 charges (credits)	—	—	—	—
Non-cash charges	—	—	—	—
Cash Receipts (payments)	(330)	—	(593)	—

Balance as of July 1, 2007	$942	$—	$1,875	$—

Restructuring Actions

During Q2 2006, the Company completed the consolidation of its Northern California workforce into its San Jose headquarters and exited leased facilities in Salinas and Santa Clara. Upon exiting the buildings the Company recorded lease impairment charges of approximately $7.5 million, which represented the future rental payments under the agreements, reduced by an estimate of sublease income, and discounted to present value using an interest rate applicable to the Company. In addition, the Company also wrote-off approximately $0.6 million of leasehold improvements and assets no longer in use. These charges were recorded as cost of revenues of $2.9 million, R&D of $2.5 million and SG&A of $2.7 million. As of July 1, 2007, approximately $4.7 million of these lease payments have been made.

Note 16

Assets Held for Sale

In fiscal 2006, the Company announced its plans to consolidate its assembly and test operations and outsource a portion of its assembly operations. Under the plan, the Company closed its assembly and test facility in Manila, the Philippines, which resulted in a reduction in force of approximately 750 employees. The Company also transferred the test and finish work performed at its Manila facility to the Company’s facility in Penang, Malaysia, and transferred the assembly work and certain assembly equipment to third party sub-contractors. The Company also began actively marketing its Manila facility, the surrounding land and remaining assets (Manila disposal group), and determined that the plan of sale criteria in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, had been met and thus reclassified the Manila disposal group as held-for-sale.

In Q3 2007, the fair value of the Manila disposal group was reassessed by management, using input provided by a third party valuation expert, and it was determined that the current carrying value exceeded the market value. As a result, the Company recorded an impairment charge of approximately $2.5 million to reduce the carrying value of the Manila disposal group to its estimated market value, less selling costs, and began marketing the facility at the reduced price. In Q4 2007, the Company accepted an offer to purchase the Manila disposal group. As a result, the Company recorded an additional impairment charge of approximately $1.9 million to reduce the carrying value of the Manila group to the sales price, less selling costs. The Company anticipates the sale of the Manila disposal group will be completed in Q2 2008. The Manila disposal group continues to be classified as held-for-sale and included within Other Assets on the Company’s Consolidated Balance Sheets as of July 1, 2007 and April 1, 2007.

Note 17

Income Taxes

The Company recorded an income tax provision of approximately $2.0 million in Q1 2008 compared to a provision of approximately $1.5 million in Q1 2007. The provision for income taxes in Q1 2008 primarily reflects estimated foreign income and withholding taxes and estimated U.S. state taxes. The provision for income taxes in Q1 2007 primarily reflects estimated foreign income and withholding taxes, estimated U.S. federal alternative minimum taxes and U.S. state taxes.

In June 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition.

The Company adopted FIN 48 effective April 2, 2007. In accordance with FIN 48, paragraph 19, the Company has decided to classify interest and penalties as a component of tax expense. As a result of the implementation of FIN 48, the Company reclassified certain tax liabilities from current to non-current and recognized a $1.3 million decrease in liability for unrecognized tax benefits, which was accounted for as an increase to the April 2, 2007 opening balance of retained earnings of $61,000 and a reduction to goodwill of $1.3 million.

The Company has unrecognized tax benefits of approximately $46.5 million as of April 2, 2007. Included in the balance of unrecognized tax benefits as of April 2, 2007, is approximately $18.7 million of tax benefits that, if recognized, would affect the effective tax rate; approximately $6.8 million of tax benefits that, if recognized would affect goodwill; and approximately $21.0 million of tax benefits that, if recognized, would result in an adjustment to deferred tax assets that currently are offset by a full valuation allowance.

Accrued interest and penalties relating to the income tax on the unrecognized tax benefits as of April 1, 2007 and July 1, 2007, was approximately $2.1 million and $2.3 million, respectively, with approximately $0.2 million being included as a component of provision for income taxes in the quarter ended July 1, 2007.

As of July 1, 2007 and April 1, 2007, we were subject to examination in the U.S. federal tax jurisdiction for the fiscal years beginning with 2002. The IRS has conducted an audit of the ICS pre-acquisition income tax returns for fiscal year 2001 through 2003. The IRS proposed adjustments to increase income primarily related to transfer pricing issues that ICS had with its wholly owned foreign subsidiary. On January 17, 2006, the Company appealed the proposed adjustments with the IRS Appeals Office. Subsequently, several meetings have been held with the IRS to resolve the matter. The Company believes it is highly likely that a settlement will be agreed upon with the IRS within the next 12 months. If settled, the effect on the total unrecognized tax benefits will most likely decrease by $6.5 million, reducing goodwill by $6.1 million and tax expense by $0.4 million.

As of July 1, 2007 and April 1, 2007, we were also subject to examination in various state and foreign jurisdictions for tax years 2002 forward, none of which were individually material.

Note 18

Litigation

On October 24, 2006, the Company was served with a civil antitrust complaint filed by Reclaim Center, Inc., et. al. as plaintiffs in the US District Court for the Northern District of California against the Company and 37 other entities on behalf of a purported class of indirect purchasers of Static Random Access Memory (SRAM) products. The Complaint alleges that the Company and other defendants conspired to raise the prices of SRAM, in violation of Section 1 of the Sherman Act, the California Cartwright Act, and several other states’ antitrust, unfair competition, and consumer protection statutes. Shortly thereafter, a number of other plaintiffs filed similar complaints. Given the similarity of the complaints, the Judicial Panel on Multidistrict Litigation transferred the cases to a single judge in the Northern District of California and consolidated the cases for pretrial proceedings in February 2007. The consolidated cases are captioned In re Static Random Access Memory (SRAM) Antitrust Litigation. Plaintiffs have not yet filed a Consolidated Amended Complaint. In addition, on May 14, 2007, the Company was served with a Civil Investigative Demand from the State of Florida concerning SRAM products. Given the early stage of these matters, the Company cannot predict their outcome or provide an estimate of any possible losses. Any litigation could be costly, divert our management’s attention and could have a material and adverse effect on the Company’s business, results of operations, financial condition or cash flows. The Company intends to vigorously defend these actions.

Note 19

Share Repurchase Program

On January 18, 2007, the Company’s Board of Directors initiated a $200 million share repurchase program. In Q1 2008, the Company repurchased approximately 6.6 million shares at an average price of $15.07 per share and a total purchase price of $99.8 million. Share repurchases were recorded as treasury stock and result in a reduction of stockholders’ equity. As of July 1, 2007, approximately $75 million was available for future purchase under the share repurchase program initiated in January 2007.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All references are to our fiscal quarters ended July 1, 2007 (Q1 2008), April 1, 2007 (Q4 2007), December 31, 2006 (Q3 2007), October 1, 2006 (Q2 2007), and July 2, 2006 (Q1 2007), unless otherwise indicated. Quarterly financial results may not be indicative of the financial results of future periods.

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

Revenue Recognition. The Company’s revenue results from semiconductors sold through three channels: direct sales to original equipment manufacturers (“OEMs”) and electronic manufacturing service providers (“EMSs”), consignment sales to OEMs and EMSs, and sales through distributors. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and our ability to collect is reasonably assured. For direct sales, we recognize revenue in accordance with the applicable shipping terms. Revenue related to the sale of consignment inventory is not recognized until the product is pulled from inventory stock by the customer. For distributors who have stock rotation, price protection and ship from stock pricing adjustment rights, the Company defers revenue and related cost of revenues on sales to these distributors until the product is sold through by the distributor to an end-customer.

In the APAC region, we have distributors for which revenue is recognized upon shipment, with reserves recorded for the estimated return and pricing adjustment exposure. The determination of the amount of reserves to be recorded for stock rotation rights requires the Company to make estimates as to the amount of product which will be returned by customers within their limited rights. The Company utilizes historical return rates to estimate the exposure in accordance with Statement of Financial Accounting Standards (SFAS) No. 48, Revenue Recognition When Right of Return Exists (SFAS 48). In addition, from time-to-time, the Company is required to give pricing adjustments to distributors for product purchased in a given quarter that remains in their inventory. These amounts are estimated by management based on discussions with customers, assessment of market trends, as well as historical practice. Although actual rates of return and pricing exposures have been within the Company’s estimates in the past, if our estimates are inaccurate, it could have a material impact on the Company’s revenues.

Income Taxes. We account for income taxes under an asset and liability approach that requires the expected future tax consequences of temporary differences between book and tax bases of assets and liabilities be recognized as deferred tax assets and liabilities. Generally accepted accounting principles require us to evaluate our ability to realize the value of our net deferred tax assets on an ongoing basis. A valuation allowance is recorded to reduce the net deferred tax assets to an amount that will more likely than not be realized. Accordingly, we consider various tax planning strategies, forecasts of future taxable income and our most recent operating results in assessing the need for a valuation allowance. In the consideration of the ability to realize the value of net deferred tax assets, recent results must be given substantially more weight than any projections of future profitability. In the fourth quarter of fiscal 2003, we determined that, under applicable accounting principles, it was more likely than not that we would not realize any value for any of our net deferred tax assets. Accordingly, we established a valuation allowance equal to 100% of the amount of these net assets. Our assumptions regarding the ultimate realization of these assets remained unchanged in Q1 2008 and accordingly, we continue to maintain a valuation allowance equal to 100% of the amount of these net deferred assets.

On April 2, 2007, we adopted the Financial Accounting Standards Board’s (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretations of FASB Statement No, 109 (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result of the implementation of FIN 48, we recognize the tax liability for uncertain income tax positions on the income tax return based on the two-step process prescribed in the interpretation. The first step is to determine whether it is more likely than not that each income tax position would be sustained upon audit. The second step is to estimate and measure the tax benefit as the amount that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority. Estimating these amounts requires us to determine the probability of various possible outcomes. We evaluate these uncertain tax positions on a quarterly basis. This evaluation is based on the consideration of several factors including changes in facts or circumstances, changes in applicable tax law, settlement of issues under audit, and new exposures. If we later determine that our exposure is lower or that the liability is not sufficient to cover our revised expectations, we adjust the liability and effect a related change in our tax provision during the period in which we make such determination.

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

Valuation of Long-Lived Assets and Goodwill. We own and operate our own manufacturing facilities, as further described in Part I of our Annual Report on Form 10-K for the fiscal year ended April 1, 2007, and have also acquired certain businesses and product portfolios in recent years. As a result, we have significant property, plant and equipment, goodwill and other intangible assets. We evaluate these items for impairment on an annual basis, or sooner, if events or changes in circumstances indicate that carrying values may not be recoverable. Triggering events for impairment reviews may include adverse industry or economic trends, significant restructuring actions, significantly lowered projections of profitability, or a sustained decline in our market capitalization. Evaluations of possible impairment and if applicable, adjustments to carrying values, require us to estimate among other factors future cash flows, useful lives and fair market values of our reporting units and assets. Actual results may vary from our expectations.

Stock-based Compensation. In accordance with FASB Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)), we measure and recognize compensation expense for all stock-based payments awards, including employee stock options and rights to purchase shares under employee stock purchase plans, based on their estimated fair value and recognize the costs in the financial statements over the employees’ requisite service period.

Calculating the fair value of share-based awards at the date of grant requires us to make estimates that involve significant judgment. We use the Black-Scholes valuation model to estimate the fair value of employee stock options and the rights to purchase shares under employee stock purchase plan, consistent with the provisions of SFAS 123R. Option-pricing models require the input of highly subjective assumptions, including the expected term of options and the expected price volatility of the stock underlying such options. Our stock price volatility assumption is based on a blend of historical volatility of the Company’s common stock and implied volatility of call options and dealer quotes on call options, generally having a term of less than twelve months. Changes in the subjective assumptions required in the valuation models may significantly affect the estimated value of the stock-based awards, the related stock-based compensation expense and, consequently, our results of operations.

In addition, SFAS 123R requires that we estimate the number of stock-based awards that will be forfeited due to employee turnover. Changes in the estimated forfeiture rate can have a significant effect on reported stock-based compensation expense, as the effect of adjusting the rate for all expense amortization is recognized in the period the forfeiture estimate is changed. If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment will be made to increase the estimated forfeiture rate, which will result in a decrease to the expense recognized in the financial statements. If the actual forfeiture rate is lower than the estimated forfeiture rate, then an adjustment will be made to lower the estimated forfeiture rate, which will result in an increase to the expense recognized in the financial statements. The expense we recognize in future periods will be affected by changes in the estimated forfeiture rate and may differ significantly from amounts recognized in the current period and/or our forecasts.

Results of Operations

We design, manufacture and market a broad range of high performance, mixed-signal semiconductor solutions designed to accelerate innovation so customers can create and capitalize on higher-value networks that enrich the digital media experience. This is achieved by developing detailed systems-level knowledge, and applying the company’s expertise in timing, logic, memory and switching to create solutions to compelling technology problems faced by customers.

Our reportable segments include the following:

•	Networking segment (which includes network search engines (NSEs), switching solutions, flow-control management devices, FIFOs, multi-port products, and integrated communications processors)

•	Timing and Memory Interface segment (which includes clock generation, distribution, high-performance server memory interfaces and other timing solution products)

•	Standard Products and Other segment (which includes high-speed SRAM, military applications, digital logic, telecommunications, PC audio and video products)

Revenues (Q1 2008 compared to Q1 2007). Our revenues for Q1 2008 were $199.0 million, an increase of $13.5 million, or 7% compared to the same period one year ago.

Networking Segment

Revenues in our Networking segment decreased 21%, from $68.6 million in Q1 2007 to $54.5 million in Q1 2008. Revenues within our Switching Solutions division decreased approximately 40% due to a decline in sales of our legacy integrated communications products. Revenues within our Flow Control Management division decreased approximately 28% due to weakness in our communications end markets. Revenues within our IP-Co Processors division decreased approximately 9%, primarily driven by adjustments to customer’s NSE inventory levels in the quarter.

Timing and Memory Interface Segment

Revenues in our Timing and Memory Interface segment led the Company’s overall growth, increasing 34%, from $82.6 million in Q1 2007 to $110.4 million in Q1 2008. The increase was largely driven by revenues for our Advanced Memory Buffer (AMB) product, which experienced its sixth consecutive quarter of double-digit growth, as customers continue to migrate to FB-DIMM-based servers to satisfy increased performance and capacity demands placed on their systems. In addition, our PC Clock (PCC) and Microclock (MCC) divisions experienced year-over-year growth, primarily in our gaming sub-segment, as a result of Sony’s launch of the Playstation 3 (PS3) platform.

Standard Products and Other Segment

Revenues in our Standard Products and Other segment were essentially flat, decreasing only slightly from $34.4 million in Q1 2007 to $34.1 million in Q1 2008. The addition of the PC audio business during Q2 2007, which contributed over $7.9 million to our Q1 2008 revenues, helped offset weakness in SRAM and digital logic revenues as a result of lower demand in the communication IC market when compared to the same period one year ago. In addition, our IP license revenues, which contributed $1.1 million to revenues in Q1 2007, expired during fiscal 2007.

Across Geographies

Revenues in Asia Pacific, North America, Japan and Europe accounted for 53%, 31%, 8% and 8%, respectively, of consolidated revenues in Q1 2008 compared to 43%, 30%, 15%, and 12%, respectively, in Q1 2007. The Asia Pacific region continues to be our strongest region, as many of our largest customers utilize electronic manufacturing service providers (EMSs) in this low cost region. We attribute the year-over-year shift in revenues from Europe and Japan to Asia Pacific to be the result of the addition of the PC Audio business and the emergence of AMB, both of which were strongest in the APAC region, along with sales of product of Sony’s PS3, which is manufactured primarily in the APAC region. In Q1 2007, we experienced strength in Europe and Japan related to the initial rollout of AMB.

Revenues (recent trends and outlook). We currently project our revenue in Q2 2008 will be up slightly when compared to Q1 2008, as we anticipate that growth in our computing and consumer businesses will be offset by weaker trends in the communications end markets.

The following table shows gross profit and gross margin (in thousands):

	Three months ended
	July 1, 2007	July 2, 2006
Gross Profit	$84,888	$84,235

Gross Margin	43%	45%

Gross profit (Q1 2008 compared to Q1 2007). Gross profit was $84.9 million in Q1 2008, an increase of $0.7 million compared to Q1 2007. Gross margin for Q1 2008 was 43% compared to 45% in Q1 2007. The increase in gross profit was primarily driven by higher revenue. The decrease in gross margin is due to a shift in the mix of products sold and lower utilization of our fabrication facility. Our margins were negatively impacted by a less favorable mix of products sold during Q1 2008 compared to Q1 2007, as sales to the higher margin communication and networking end markets declined while sales to the computing end market have grown. In addition, the utilization of our manufacturing capacity in Oregon decreased from approximately 84% of equipped capacity in Q1 2007 to 50% of equipped capacity in Q1 2008, driven by excess inventory at certain customers related to the businesses for which we manufacture products in-house. Offsetting the above declines, gross margins benefited from a reduction of acquisition related costs of $4.5 million primarily driven by lower intangible amortization. In addition, we believe that gross profit during Q1 2008 benefited $0.7 million from the sale of product previously reserved as excess, while Q1 2007 was unaffected.

Operating Expenses

The following table shows operating expenses (in thousands):

	Three months ended
	July 1, 2007	% of Net Revenues	July 2, 2006	% of Net Revenues
Research and Development	$44,699	22%	$39,589	21%
Selling, General and Administrative	$45,114	23%	$47,993	26%

Research and development (Q1 2008 compared to Q1 2007). Research and Development (R&D) expense increased $5.1 million in Q1 2008 compared to Q1 2007. The primary increase was attributable to employee-related expenses, which increased $4.1 million as a result of additional headcount associated with our acquisition of SigmaTel’s PC Audio product line in Q2 2007. These costs were partially offset by a $0.8 million reduction in performance-related bonuses attributable to the reset of our fiscal 2008 targets in the first fiscal quarter. In addition, stock-based compensation expense increased $1.0 million due to the issuance of our annual focal awards in the first fiscal quarter along with the increase in headcount compared with the same period one year ago. Finally, our indirect materials expenses increased $0.9 million, primarily due to higher photomask costs attributable to increased product development activities and the introduction of new designs. These increases in R&D expenses were partially offset by the absence of $0.5 million in restructuring-related costs from Q1 2007 which did not recur in Q1 2008.

We anticipate that R&D spending in Q2 2008 will be down slightly compared to Q1 2008.

Selling, General and Administrative (Q1 2008 compared to Q1 2007). Selling, General and Administrative (SG&A) expenses decreased $2.9 million in Q1 2008 compared to Q1 2007. The decrease is primarily attributable to a $3.2 million reduction in ICS intangible asset amortization, a portion of which is being amortized on an accelerated method, resulting in decreased amortization expense over time. Other decreases include a $1.0 million decrease in employee-related expenses, which includes a $0.3 million decrease in performance-related bonuses attributable to the reset of our fiscal 2008 targets in the first fiscal quarter, and a $0.9 million reduction in stock-based compensation. These amounts were partially offset by a $1.1 million increase in legal, auditing and tax-related expenses, primarily related to higher compliance costs including the adoption of FIN 48. In addition, we experienced a $1.1 million increase in sales representative commissions attributable to higher revenues, the percentage of business which is going through sales representatives, and new design recognition programs launched during the past year.

We currently anticipate that SG&A spending in Q2 2008 will be down slightly compared to Q1 2008.

Interest income and other, net. Interest income and other, net, was $5.8 million in Q1 2008, an increase of $2.6 million, or 78% compared to Q1 2007. The increase is primarily attributable to a $1.4 million gain, which we recognized upon the sale of approximately 1.1 million shares, or 78% of our equity investment in Maxtek. In addition, our interest income increased by $0.4 million, which we attribute to a more favorable interest rate environment compared to the same period one year ago, and a $0.5 million increase in gains related to the value of assets associated with our executive deferred compensation plan.

Provision for income taxes. We recorded an income tax provision of $2.0 million in Q1 2008, an increase of $0.5 million, or 34% compared to Q1 2007. The increase was primarily due to the utilization of the net operating losses associated with the Zettacom acquisition as the benefit related to the utilization of acquired net operating losses is required to be offset against goodwill from the acquisition instead of tax expense in the period. The provision for income taxes in Q1 2008 primarily reflects estimated foreign income, withholding taxes, and estimated U.S. and state taxes. The provision for income taxes in Q1 2007 primarily reflects estimated foreign income and withholding taxes and estimated U.S. and state taxes.

As of July 1, 2007, we continued to maintain a full valuation allowance against our net U.S. deferred tax asset as we could not conclude that it is more likely than not that we will be able to realize our U.S. deferred tax assets in the foreseeable future. We will continue to evaluate the release of the valuation allowance on a quarterly basis.

The examination by the IRS of our income tax returns for fiscal years 2003 and 2004 has not yet been finally determined as we have appealed the audit adjustments and have not signed a formal closing agreement with the IRS. As a part of the ICS acquisition, we assumed responsibility for the IRS audit of ICS for the fiscal years ending June 2002 through June 2004.

Liquidity and Capital Resources

Our cash and short-term investments were $305.5 million at July 1, 2007, a decrease of $54.5 million compared to April 2, 2007. We had no debt outstanding at July 1, 2007.

We recorded a net loss of $1.1 million in Q1 2008, compared to a net loss of $1.6 million in Q1 2007. Net cash provided by operating activities increased $1.6 million to $37.0 million in Q1 2008 compared to $35.4 million for Q1 2007. A summary of the significant non-cash items included in net loss is as follows:

•

Amortization of intangible assets was $31.1 million Q1 2008, compared to $37.0 million in Q1 2007. The decrease is primarily associated with intangible assets related to our merger with ICS, a portion of which are being amortized on an accelerated method, resulting in decreased amortization expense over time.

•	Stock-based compensation was $11.8 million in Q1 2008, compared to $11.0 million in Q1 2007. The increase is due to the issuance of our annual focal awards in the first fiscal quarter.

•

Depreciation expense was $8.1 million in Q1 2008, compared to $8.6 million in Q1 2007. The nominal decrease is attributable to our continued focus on controlling fixed costs and our movement towards a fab-lite operating model.

•

Gains on the sale of equity investments were $1.4 million in Q1 2008, compared to zero in Q1 2007. In Q1 2008 we sold approximately 1.1 million shares, representing 78% of our equity investment in Maxtek, for proceeds of $2.2 million and recorded a $1.4 million gain.

Net uses of cash related to working capital-related items improved $8.4 million, from a net $19.8 million use of cash in Q1 2007 to a net $11.4 million use of cash in Q1 2008. A summary of significant working capital items providing relatively more cash in Q1 2008 included:

•

A decrease in inventory of $3.1 million in Q1 2008, compared to an increase of $10.3 million in Q1 2007. The decrease in Q1 2008 is due to our efforts to align our inventory levels to meet current demand. The increase in Q1 2007 was due to our adjusting inventory levels to meet anticipated customer demand, including the ramp of our AMB product and the recovery of the PC Clock market.

•

An increase of accounts receivable of $3.5 million in Q1 2008, compared to an increase of $16.2 million in Q1 2007. The increase in the Q1 2008 is attributable to the timing of shipments in the quarter. The increase in Q1 2007 was due to increased revenue as a result of our merger with ICS and sales of our AMB and NSE products.

•

An increase in income taxes payable of $3.6 million in Q1 2008, compared to a decrease of $11.1 million in Q1 2007. The increase in Q1 2008 is attributable to taxes payable on income earned primarily in foreign jurisdictions and reduction in tax reserves related to the adoption of FIN 48. The decrease in Q1 2007 is primarily attributable to tax payments.

•

An increase in accounts payable of $4.8 million in Q1 2008, compared to an increase of $9.9 million in Q1 2007. The increase in Q1 2008 is primarily attributable to the purchase of approximately $7.5 million of software design tools, partially offset by the timing of payments. The increase in Q1 2007 was due to increases in overall operational activity as a result of the ICS merger.

•

An increase in prepayments and other assets of $5.9 million in Q1 2008, compared to a nominal increase in Q1 2007. The increase in Q1 2008 is primarily attributable to the purchase of approximately $7.5 million of software design tools, partially offset by the amortization of prepaid maintenance contracts.

The above factors were offset by other working capital items that used relatively more cash in Q1 2008:

•

A decrease in deferred income on shipments to distributors of $3.8 million in Q1 2008, compared to an increase of $6.2 million in Q1 2007. The decrease in Q1 2008 is primarily attributable to our distributors managing existing inventories in light of challenges in the communications and consumer end markets. The increase in Q1 2007 was due to our distributors increasing their inventory levels to meet anticipated customer demand, including the ramp of our AMB product and the anticipated recovery of the PC Clock market.

•

A decrease in accrued compensation of $10.0 million in Q1 2008, compared to a decrease of $1.0 million in the Q1 2007. The decrease in Q1 2008 is primarily attributable to a net $7.7 million decrease in employee performance-related bonuses as a result of our bi-annual payout in May 2007, offset by additional accruals related to our fiscal 2008 award program. In addition, our accrued salaries and wages decreased $2.7 million due to the timing of our fiscal period end.

Net cash provided by investing activities was $6.0 million in Q1 2008, compared to net cash used of $16.2 million in Q1 2007. Net proceeds from the sale and maturity of short-term investments were $10.0 million in Q1 2008, offset by the purchase of approximately $4.0 million of capital equipment. Net sales of short-term investments were $12.7 million in Q1 2007 and purchases of capital equipment totaled approximately $3.6 million.

Net cash used in financing activities in Q1 2008 was $87.6 million, compared to $5.8 million of cash provided in Q1 2007. In Q1 2008, we repurchased approximately $99.8 million of common stock, offset by proceeds of approximately $12.2 million from the exercise of employee stock options and the issuance of stock under our employee stock purchase plan. In Q1 2007, we repurchased approximately $6.3 million of common stock, offset by proceeds of $12.1 million from the exercise of employee stock options and the issuance of stock under our employee stock purchase plan.

We anticipate capital expenditures of approximately $25.0 million during fiscal 2008 to be financed through cash generated from operations and existing cash and investments. This estimate includes $4.0 million in capital expenditures in Q1 2008.

We believe that existing cash and investment balances, together with cash flows from operations, should be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months. Should we need to investigate other financing alternatives however, we cannot be certain that additional financing will be available on satisfactory terms.

Off-balance Sheet Arrangements

As of July 1, 2007, we had no off-balance sheet arrangements, as defined under SEC Regulation S-K Item 303(a)(4).

Recent Accounting Pronouncements

In July 2006, the FASB issued FIN 48, which prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). FIN 48 is applicable to all uncertain tax positions for taxes accounted for under SFAS 109 and substantially changes the applicable accounting model. FIN 48 is likely to cause greater volatility in income statements as more items are recognized discretely within income tax expense. We adopted this standard in the first quarter of fiscal 2008. See “Note 17, Income Taxes” for further discussion.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our interest rate risk relates primarily to our short-term investments of $103.3 million as of July 1, 2007. By policy, we limit our exposure to long-term investments and mitigate the credit risk through diversification and adherence to a policy requiring the purchase of highly rated securities. As of July 1, 2007 and April 1, 2007, the Company’s cash and investment portfolio was highly concentrated in securities with same day liquidity. Due to the relatively short duration of our investment portfolio, a hypothetical 10% change in interest rates would not have a material effect on the value of our portfolio at this time. We do not currently use derivative financial instruments in our investment portfolio.

In addition, we maintain a portfolio of investments for certain deferred compensation arrangements, the fair value of which was $13.6 million as of July 1, 2007. The portfolio is managed to achieve the same investment allocation as the participants’ directed investment election, which is classified in Other Long-Term Liabilities within the Consolidated Balance Sheet.

At July 1, 2007, we had no outstanding debt.

We are exposed to foreign currency exchange rate risk as a result of international sales, assets and liabilities of foreign subsidiaries, local operating expenses of our foreign entities and capital purchases denominated in foreign currencies. We may use derivative financial instruments to help manage our foreign currency exchange exposures. However, as of July 1, 2007, we have no such instruments outstanding. We do not enter into derivatives for speculative or trading purposes. We performed a sensitivity analysis as of July 1, 2007 and determined that, without hedging the exposure, a 10% change in the value of the U.S. dollar would result in an approximate 0.4% impact on gross profit margin percentage, as we operate manufacturing facilities in Malaysia and Singapore, and an approximate 0.3% impact to operating expenses (as a percentage of revenue) as we operate sales offices in Japan and throughout Europe and design centers in China and Canada.

We did not have any currency exposure related to any outstanding capital purchases as of July 1, 2007 or April 1, 2007.

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

At July 1, 2007, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level. There have been no changes in our internal controls over financial reporting during the Company’s most recent fiscal quarter that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

PART II    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

On October 24, 2006, we were served with a civil antitrust complaint filed by Reclaim Center, Inc., et. al. as plaintiffs in the US District Court for the Northern District of California against the Company and 37 other entities on behalf of a purported class of indirect purchasers of Static Random Access Memory (SRAM) products. The Complaint alleges that the defendants conspired to raise the prices of SRAM, in violation of Section 1 of the Sherman Act, the California Cartwright Act, and several other states’ antitrust, unfair competition, and consumer protection statutes. Shortly thereafter, a number of other plaintiffs filed similar complaints. Given the similarity of the complaints, the Judicial Panel on Multidistrict Litigation transferred the cases to a single judge in the Northern District of California and consolidated the cases for pretrial proceedings in February 2007. The consolidated cases are captioned In re Static Random Access Memory (SRAM) Antitrust Litigation. Plaintiffs have not yet filed a Consolidated Amended Complaint. In addition, on May 14, 2007, the Company was served with a Civil Investigative Demand from the State of Florida concerning SRAM products. Given the early stage of these matters, the Company cannot predict their outcome or provide an estimate of any possible losses. Any litigation could be costly, divert our management’s attention and could have a material and adverse effect on the Company’s business, results of operations, financial condition or cash flows. The Company intends to vigorously defend these actions.

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

A significant amount of our accounts receivable is concentrated with a relatively small number of our customers. We maintain significant relationships with several global distributors and electronic manufacturing service providers (EMSs). For example, Maxtek and its affiliates represented 22% of our gross accounts receivable balance as of July 1, 2007. If any one or more of these global distributors or EMSs were to file for bankruptcy or otherwise experience significantly adverse financial conditions, our business and financial results could be adversely impacted.

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

We are dependent on a concentrated group of customers for a significant part of our revenues. A large portion of our revenues depend on sales to a limited number of customers. If these relationships were to diminish, or if these customers were to develop their own solutions or adopt a competitor’s solution instead of buying our products, our results could be adversely affected. For example, any diminished relationship with Cisco or other key customers could adversely affect our results. While we historically have made relatively few sales to Cisco directly, when all channels of distribution are considered, including sales of product to EMS customers, we estimate that end-customer sales to Cisco represented less than 17% of our revenues during the first three months of fiscal 2008.

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

Finally, we utilize a relatively small number of global and regional distributors around the world, who buy product directly from us on behalf of their customers. For example, one family of distributors, Maxtek and its affiliates, represented approximately 20% of our revenues for fiscal 2007 and represented approximately 22% of our gross accounts receivable as of July l, 2007. If our business relationships were to diminish or any one or more of these global distributors were to file for bankruptcy or otherwise experience significantly adverse financial conditions, our business could be adversely impacted. Because we continue to be dependent upon continued revenue from a small group of OEM end customers, EMSs and global and regional distributors, any material delay, cancellation or reduction of orders from or loss of these or other major customers could cause our sales to decline significantly, and we may not be able to reduce the accompanying expenses at the same rate.

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

International operations add increased volatility to our operating results. A substantial percentage of our revenues are derived from international sales, as summarized below:

(percentage of total revenues)	First three months of fiscal 2008	Twelve months of fiscal 2007	Twelve months of fiscal 2006
Americas	31%	30%	26%
Asia Pacific	53%	47%	49%
Japan	8%	13%	13%
Europe	8%	10%	12%

Total	100%	100%	100%

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

In addition, in support of our international operations, a portion of our cash and investment portfolio accumulates offshore. At July 1, 2007, we had cash and investments of approximately $107.5 million invested overseas in accounts belonging to various IDT foreign operating entities. While these amounts are primarily invested in US dollars, a portion is held in foreign currencies, and all offshore balances are exposed to local political, banking, currency control and other risks. In addition, these amounts may be subject to tax and other transfer restrictions.

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

Our results of operations could vary as a result of the methods, estimates and judgments we use in applying our accounting policies. The methods, estimates and judgments we use in applying our accounting policies have a significant impact on our results of operations (see “Critical Accounting Policies” in Part I, Item 2 of this Form 10-Q and Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended April 1, 2007). Such methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and factors may arise over time that leads us to change our methods, estimates and judgments. Changes in those methods, estimates and judgments could significantly affect our results of operations. In particular, the calculation of stock-based compensation expense under SFAS 123(R) requires us to use valuation methodologies that were not developed for use in valuing employee stock options and make a number of assumptions, estimates and conclusions regarding matters such as expected forfeitures, expected volatility of our share price and the exercise behavior of our employees. Changes in these variables could impact our stock-based compensation expense and have a significant impact on our gross margins, R&D and SG&A expenses.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information with respect to repurchases of our common stock during the first quarter of fiscal 2008:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Approximate total dollar value of shares that may yet be purchased under the program (1)
April 2, 2007 – April 29, 2007	—	—	—	—
April 30, 2007 – May 27, 2007	6,620,395	$15.07	6,620,395	$75,270,760
May 28, 2007 – July 1, 2007	—	—	—	—

Total	6,620,395	$15.07	6,620,395

(1)	On January 18, 2007, the Company’s Board of Directors authorized a program to repurchase up to $200 million of the Company’s common stock. During the fourth quarter of fiscal 2007, the Company repurchased approximately 1.6 million shares at an average price of $15.93 per share for a total purchase price of $24.9 million. During the first quarter of fiscal 2008, the Company repurchased approximately 6.6 million shares at an average price of $15.07 per share for a total purchase price of $99.8 million. As of July 1, 2007, approximately $75 million was available for future purchase under the share repurchase program initiated in January 2007.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)	The following exhibits are filed herewith:

Exhibit number	Description

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, dated August 8, 2007.

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, dated August 8, 2007.

32.1	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, dated August 8, 2007.

32.2	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, dated August 8, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRATED DEVICE TECHNOLOGY, INC.

Date: August 8, 2007	/s/ GREGORY S. LANG
Gregory S. Lang President and Chief Executive Officer (duly authorized officer)

Date: August 8, 2007	/s/ CLYDE R. HOSEIN
Clyde R. Hosein Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)