Form 10-Q
period 2007-09-30
INTEGRATED DEVICE TECHNOLOGY INC
filed 2007-11-07
CIK 703361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s Common Stock, $.001 par value, as of October 27, 2007, was approximately 190,130,014.

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INTEGRATED DEVICE TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three months ended		Six months ended
	Sept. 30, 2007	Oct. 1, 2006	Sept. 30, 2007	Oct. 1, 2006
Revenues	$204,127	$205,176	$403,143	$390,712
Cost of revenues	115,937	118,506	230,065	219,807

Gross profit	88,190	86,670	173,078	170,905

Operating expenses:

Research and development	41,876	40,878	86,575	80,467
Selling, general and administrative	43,615	48,987	88,729	96,980
Acquired in-process research and development	—	500	—	500

Total operating expenses	85,491	90,365	175,304	177,947

Operating income (loss)	2,699	(3,695)	(2,226)	(7,042)

Interest expense	(28)	(72)	(69)	(151)
Interest income and other, net	4,446	3,905	10,298	7,241

Income before income taxes	7,117	138	8,003	48
Provision for income taxes	2,358	801	4,340	2,275

Net income (loss)	$4,759	$(663)	$3,663	$(2,227)

Basic net income (loss) per share	$0.02	$(0.00)	$0.02	$(0.01)
Diluted net income (loss) per share	$0.02	$(0.00)	$0.02	$(0.01)

Weighted average shares:
Basic	190,745	199,860	192,000	199,283
Diluted	195,923	199,860	196,914	199,283

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED; IN THOUSANDS)

	September 30, 2007	April 1, 2007
Assets
Current assets:
Cash and cash equivalents	$251,440	$246,589
Short-term investments	98,458	113,344
Accounts receivable, net	94,183	89,986
Inventories	80,784	85,076
Deferred taxes	7,910	7,308
Prepayments and other current assets	27,953	29,437

Total current assets	560,728	571,740

Property, plant and equipment, net	84,698	93,058
Goodwill	1,034,118	1,038,064
Acquisition-related intangibles, net	253,466	314,484
Other assets	32,806	24,386

Total assets	$1,965,816	$2,041,732

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$52,004	$47,854
Accrued compensation and related expenses	28,111	30,882
Deferred income on shipments to distributors	29,808	34,343
Income taxes payable	8,734	30,514
Other accrued liabilities	28,697	22,445

Total current liabilities	147,354	166,038

Deferred tax liabilities	21,653	20,603
Long-term income taxes payable	21,400	—
Other long-term obligations	16,968	16,001

Total liabilities	207,375	202,642

Stockholders’ equity:
Preferred stock; $0.001 par value: 10,000 shares authorized; no shares issued	—	—
Common stock; $0.001 par value: 350,000 shares authorized; 189,929 and 196,263 shares outstanding	190	196
Additional paid-in capital	2,210,281	2,154,817
Treasury stock	(519,372)	(380,678)
Retained earnings	64,930	61,206
Accumulated other comprehensive income	2,412	3,549

Total stockholders’ equity	1,758,441	1,839,090

Total liabilities and stockholders’ equity	$1,965,816	$2,041,732

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED; IN THOUSANDS)

	Six months ended
	Sept. 30, 2007	Oct. 1, 2006
Operating activities
Net income (loss)	$3,663	$(2,227)
Adjustments:
Depreciation	15,766	16,600
Amortization of intangible assets	61,018	76,461
Acquired in-process research and development	—	500
Restructuring and impairment	—	2,715
Gain on sale of investment in equity securities	(1,687)	—
Stock-based compensation expense	23,630	24,241
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(4,197)	(9,195)
Inventories	4,226	(25,011)
Other assets	(6,907)	1,145
Accounts payable	4,151	12,666
Accrued compensation and related expenses	(2,771)	7,779
Deferred income on shipments to distributors	(4,535)	4,881
Income taxes payable	5,609	(12,476)
Deferred income taxes	214	580
Other accrued and long-term liabilities	5,063	2,208

Net cash provided by operating activities	103,243	100,867

Investing activities
Acquisitions, net of cash acquired	—	(73,212)
Purchases of property, plant and equipment	(7,572)	(8,740)
Purchases of short-term investments	(72,530)	(47,484)
Proceeds from sales and maturities of short-term investments	87,998	7,869

Net cash provide by (used in) investing activities	7,896	(121,567)

Financing activities
Issuance of common stock	31,893	30,992
Repurchases of common stock	(138,694)	(14,018)

Net cash (used by) provided by financing activities	(106,801)	16,974

Effect of exchange rates on cash and cash equivalents	513	434

Net decrease in cash and cash equivalents	4,851	(3,292)
Cash and cash equivalents at beginning of period	246,589	266,173

Cash and cash equivalents at end of period	$251,440	$262,881

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts in the Company’s financial statements and the accompanying notes. Actual results could differ from those estimates. All references are to the Company’s fiscal quarters ended September 30, 2007 (Q2 2008), July 1, 2007 (Q1 2008), April 1, 2007 (Q4 2007) and October 1, 2006 (Q2 2007) unless otherwise indicated.

These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 1, 2007. Operating results for the six months ended September 30, 2007 are not necessarily indicative of operating results for an entire fiscal year.

Note 2

Significant Accounting Policies

Revenue Recognition. The Company’s revenue results from semiconductors sold through three channels: direct sales to original equipment manufacturers (“OEMs”) and electronic manufacturing service providers (“EMSs”), consignment sales to OEMs and EMSs, and sales through distributors. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and its ability to collect is reasonably assured. For direct sales, we recognize revenue in accordance with the applicable shipping terms. Revenue related to the sale of consignment inventory is not recognized until the product is pulled from inventory stock by the customer. For distributors who have stock rotation, price protection and ship from stock pricing adjustment rights, the Company defers revenue and related cost of revenues on sales to these distributors until the product is sold through by the distributor to an end-customer. For distributors who only have limited stock rotation rights, revenue is recognized upon shipment, with reserves recorded for the estimated return exposure in accordance with Statement of Financial Accounting Standards (SFAS) No. 48, Revenue Recognition When Right of Return Exists (SFAS 48). In addition, the Company is required to estimate pricing adjustments to distributors for product purchased in a given quarter that remains in their inventory at the end of a given quarter. The application of this policy results in the Company recognizing revenue on a sell-through basis for North American and European distributors and recognizing revenue on a sell-in basis for Japanese distributors and substantially all Asian distributors. Revenues related to licensing agreements are recognized on a straight-line basis over the period from when the licensee is first contractually permitted to use the related patents or other technology until earlier of either the expiration of the contract or the underlying patents.

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

The interest rate is based on the average U.S. Treasury interest rate in effect during the applicable quarter. The Company believes that the implied volatility of its common stock is an important consideration of current market conditions and a good indicator of the expected volatility of its common stock. However, due to the volume of options freely traded over the counter, the Company believes that implied volatility, by itself, is not representative of the expected volatility of its common stock. Therefore, upon adoption of SFAS 123(R), the Company revised the volatility factor used to estimate the fair value of its stock-based awards which now reflects a blend of historical volatility of its common stock and implied volatility of call options and dealer quotes on call options, generally having a term of less than twelve months. The Company has not paid, nor does it have current plans to pay dividends on its common stock in the foreseeable future.

Note 3

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, the Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). SFAS 159 provides companies the option (fair value option) to measure certain financial instruments and other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, although earlier adoption is permitted. The Company is currently evaluating whether the adoption of SFAS No. 159 will have a material effect on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157), which enhances existing guidance for measuring assets and liabilities using fair value. SFAS No. 157 defines fair value, provides a framework for measuring fair value, and expands disclosures required for fair value measurement. SAFS No. applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating whether the adoption of SFAS No. 157 will have a material effect on our consolidated financial position, results of operations or cash flows.

Note 4

Net Income (Loss) Per Share

Net income (loss) per share has been computed using weighted-average common shares outstanding in accordance with SFAS 128, Earnings per Share.

	Three months ended		Six months ended
(in thousands)	Sept. 30, 2007	Oct. 1, 2006	Sept. 30, 2007	Oct. 1, 2006
Weighted average common shares outstanding	190,745	199,860	192,000	199,283
Dilutive effect of employee stock options	5,178	—	4,914	—

Weighted average common shares outstanding, assuming dilution	195,923	199,860	196,914	199,283

Stock options to purchase 11.4 million shares and 10.9 million shares for the three and six month periods ended September 30, 2007, respectively, and 8.4 million shares and 8.2 million shares for the three and six month periods ended October 1, 2006 respectively, were outstanding, but were excluded from the calculation of diluted earnings per share because the exercise price of these options exceeded the average share price of the common shares and therefore, the effect would have been antidilutive. Net loss per share for the three and six month periods ended October 1, 2006 is based only on weighted average common shares outstanding. Stock options based equivalent shares of 5.0 million and 4.3 million for the three and six month periods ended October 1, 2006, respectively, were excluded from the calculation of diluted earnings per share as their effect would be antidilutive in a net loss period.

Note 5

Stock-Based Employee Compensation

Compensation Expense

The following table summarizes stock-based compensation expense by line items appearing in the Company’s Condensed Consolidated Statement of Operations:

	Three months ended		Six months ended
(in thousands)	Sept. 30, 2007	Oct. 1, 2006	Sept. 30, 2007	Oct. 1, 2006
Cost of revenue	$1,189	$1,028	$2,242	$1,383
Research and development	6,615	7,087	13,346	12,811
Selling, general and administrative	3,996	5,116	8,042	10,047

Total stock-based compensation expense	11,800	13,231	23,630	24,241
Tax effect on stock-based compensation expense (1)	—	—	—	—

Total stock-based compensation expense, net of related tax effects	$11,800	$13,231	$23,630	$24,241

(1)	Assumes a zero tax rate for each period presented as the Company has a full valuation allowance.

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

The following table summarizes stock-based compensation expense associated with each type of award:

	Three months ended		Six months ended
(in thousands)	Sept. 30, 2007	Oct. 1, 2006	Sept. 30, 2007	Oct. 1, 2006
Employee stock options	$10,105	$12,725	$20,549	$23,803
Employee stock purchase plan (“ESPP”)	577	569	1,521	1,337
Restricted stock units (“RSUs”)	914	120	1,494	120
Change in amounts capitalized in inventory	204	(183)	66	(1,019)

Total stock-based compensation expense	$11,800	$13,231	$23,630	$24,241

Valuation Assumptions

Assumptions used in the Black-Scholes valuation model were as follows:

	Three months ended		Six months ended
	Sept. 30, 2007	Oct. 1, 2006	Sept. 30, 2007	Oct. 1, 2006
Stock option plans:
Expected Term	4.73 years	4.53 years	4.66 years	4.84 years
Risk-free interest rate	4.52%	4.96%	4.79%	5.04%
Volatility	40.7%	51.3%	43.6%	51.8%
Dividend Yield	0.0%	0.0%	0.0%	0.0%
Weighted average grant-date fair value	$6.49	$7.65	$6.47	$7.48
ESPP:
Expected Term	0.25 years	0.25 years	0.25 years	0.25 years
Risk-free interest rate	4.95%	5.08%	5.01%	4.85%
Volatility	28.1%	36.2%	31.2%	34.4%
Dividend Yield	0.0%	0.0%	0.0%	0.0%
Weighted average fair value	$3.21	$2.60	$3.32	$2.75
RSUs:
Weighted average fair value	$15.84	$14.97	$15.07	$14.97
Dividend Yield	0.0%	0.0%	0.0%	0.0%

Equity Incentive Programs

The Company currently issues awards under three equity based plans in order to provide additional incentive and retention to directors and employees who are considered to be essential to the long-range success of the Company. These plans are further described below.

1994 Stock Option Plan (1994 Plan)

In May 1994, the Company’s shareholders approved the 1994 Plan. Under the 1994 Plan, 13,500,000 shares of common stock have been made available for issuance as stock options to employees, officers, directors, consultants, independent contractors and advisors of the Company and its affiliates. Shares issuable upon exercise of stock options granted pursuant to the Company’s 1985 Incentive and Nonqualified Stock Option Plan that expire or become unexercisable for any reason without having been exercised in full are also available for distribution under the 1994 Plan (not to exceed 10,000,000 shares). Options granted by the Company under the 1994 Plan generally expire seven years from the date of grant and generally vest over a four-year period from the date of grant. The exercise price of the options granted by the Company under the 1994 Plan shall not be less than 100% of the fair market value for a common share subject to such option on the date the option is granted. As of September 30, 2007, 10,708 shares remain available for future grant under the 1994 Plan.

1997 Employee Stock Option Plan (1997 Plan)

In October 1997, the 1997 Plan was adopted. Under the 1997 Plan, 23,500,000 shares of common stock have been made available for issuance as nonqualified stock options to employees, consultants, independent contractors and advisors of the Company and its affiliates provided that such persons are not officers or directors of the Company. Options granted by the Company under the 1997 Plan generally expire seven years from the date of grant and generally vest over a four-year period from the date of grant. The exercise price of the options granted by the Company under the 1997 Plan shall not be less than 100% of the fair market value for a common share subject to such option on the date the option is granted. As of September 30, 2007, 552,602 shares remain available for future grant under the 1997 Plan.

2004 Equity Plan (2004 Plan)

In September 2004, the Company’s shareholders approved the 2004 Plan. Under the 2004 Plan, 24,500,000 shares of common stock have been made available for issuance as stock options, restricted stock awards, stock appreciation rights, performance awards, restricted stock unit awards, and stock-based awards to employees, directors and consultants, of which a maximum of 2,000,000 shares are eligible for non-option “full value” awards. The 2004 Plan allows for time-based and performance-based vesting for the awards. Options granted by the Company under the 2004 Plan generally expire seven years from the date of grant and generally vest over a four-year period from the date of grant, with one-quarter of the shares of common stock vesting on the one-year anniversary of the grant date and the remaining shares vesting monthly for the 36 months thereafter. The exercise price of the options granted by the Company under the 2004 Plan shall not be less than 100% of the fair market value for a common share subject to such option on the date the option is granted. Full value awards made under the 2004 Plan shall become vested over a period of not less than three years (or, if vesting is performance-based, over a period of not less than one year) following the date such award is made; provided, however, that full value awards that result in the issuance of an aggregate of up to 5% of common stock available under the 2004 Plan may be granted to any one or more participants without respect to such minimum vesting provisions. As of September 30, 2007, 7,065,168 shares remain available for future grant under the 2004 Plan.

Restricted stock units available for grant by the Company under the 2004 Plan generally vest over at least a 36-month period from the grant date. Prior to vesting, participants holding restricted stock units do not have shareholder rights. Shares are issued on or as soon as administratively practicable following the vesting date of the restricted stock units and upon issuance, recordation and delivery, the participant will have all the rights of a shareholder of the Company with respect to voting such stock and receipt of dividends and distributions on such stock. As of September 30, 2007, 577,957 restricted stock unit awards were outstanding under the 2004 Plan.

The following table summarizes the Company’s stock option activities for the six months ended September 30, 2007:

(in thousands)	Shares	Weighted Average Exercise Price
Options outstanding as of April 1, 2007	33,105	$12.99
Granted	2,847	15.07
Exercised (1)	(2,327)	11.14
Canceled, Forfeited or Expired	(1,401)	17.62

Options outstanding at September 30, 2007	32,224	13.11

Options exercisable at September 30, 2007	19,947	$12.82

(1)	Upon exercise, the Company issues new shares of common stock.

As of September 30, 2007, the weighted average remaining contractual life of options outstanding was 4.3 years and the aggregate intrinsic value was $92.6 million. The weighted average remaining contractual life of options exercisable was 3.8 years and the aggregate intrinsic value was $67.9 million. Unrecognized compensation cost related to nonvested stock-based awards, net of estimated forfeitures was $31.0 million and will be recognized over a weighted average period of 1.3 years.

As of September 30, 2007, stock options vested and expected to vest totaled approximately 28.5 million shares, with a weighted-average exercise price of $13.03 per share and a weighted average remaining contractual life of 4.3 years. The aggregate intrinsic value was approximately $85.6 million.

	Three months ended		Six Months Ended
	Sept. 30, 2007	Oct. 1, 2006	Sept. 30, 2007	Oct. 1, 2006
Net cash proceeds from options exercised	$17.3 million	$16.7 million	$25.9 million	$25.9 million
Total intrinsic value of options exercised	$7.6 million	$8.2 million	$10.8 million	$12.4 million
Realized excess tax benefits from options exercised (1)	$0	$0	$0	$0

(1)	Excess tax benefits from the exercise of stock options, if any, are presented in the Company’s Condensed Consolidated Statement of Cash Flows as financing cash flows rather than operating expenses.

The following table summarizes the Company’s restricted stock unit activities for the six months ended September 30, 2007:

Shares (in thousands)
RSU’s outstanding as of April 1, 2007	75
Granted	578
Released	(47)
Forfeited	(28)

Outstanding at September 30, 2007	578

As of September 30, 2007, there was approximately $4.7 million of unrecognized compensation cost related to restricted stock units granted under the Company’s equity incentive plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.1 years.

As of September 30, 2007, restricted stock unit vested and expected to vest totaled approximately 0.4 million shares, with a weighted average remaining contractual life of 1.9 years. The aggregate intrinsic value was approximately $5.9 million.

1984 ESPP

In July 1984, the Company’s shareholders approved the 1984 ESPP under which eligible employees may purchase shares of the Company’s common stock through payroll deductions (not to exceed 15% of such employee’s compensation) at no lower than 85% of the fair market value of the common stock on the first day or the last day of each fiscal quarter, whichever is lower. Under the 1984 ESPP, 15,100,000 shares of common stock have been made available for issuance. The 1984 ESPP is implemented by successive quarterly purchase periods commencing on the first day of each fiscal quarter of the Company. In order to maintain its qualified status under Section 423 of the Internal Revenue Code, the 1984 ESPP imposes certain restrictions, including the limitation that no employee is permitted to participate in the 1984 ESPP if the rights of such employee to purchase common stock of the Company under the 1984 ESPP and all similar purchase plans of the Company or its subsidiaries would accrue at a rate which exceeds $25,000 of the fair market value of such stock (determined at the time the right is granted) for each calendar year. During the six months ended September 30, 2007, the Company issued 460,592 shares of common stock with a weighted-average price of $12.98 per share.

Note 6

Balance Sheet Detail

(in thousands)	Sept. 30, 2007	April 1, 2007
Inventories
Raw materials	$6,565	$8,294
Work-in-process	48,601	49,122
Finished goods	25,618	27,660

Total inventories	$80,784	$85,076

Other long-term obligations
Deferred compensation related liabilities	$13,992	$11,899
Long-term portion of deferred gain on equipment sales	1,214	1,451
Long-term portion of lease impairment obligations	1,321	2,206
Other	441	445

Total Other long-term obligations	$16,968	$16,001

Note 7

Cash Equivalents and Investments

Cash equivalents are highly liquid investments with original maturities of three months or less at the time of purchase. All of the Company’s investments were classified as available-for-sale at September 30, 2007 and April 1, 2007. Available-for-sale investments are classified as short-term, as these investments generally consist of highly marketable securities that are intended to be available to meet near-term cash requirements. Investment securities classified as available-for-sale are reported at market value and net unrealized gains or losses are recorded in accumulated other comprehensive income, a separate component of stockholders’ equity, until realized. Realized gains and losses on investments are computed based upon specific identification and are included in interest income and other, net. Management evaluates investments on a regular basis to determine if an other-than-temporary impairment has occurred.

In conjunction with the merger with Integrated Circuit System, Inc. (ICS) in 2005, the Company acquired an investment in Maxtek Technology Co. Ltd (“Maxtek”), an international stocking representative in Taiwan and an IDT customer. In accordance with SFAS 115, Accounting for Certain Debt and Equity Securities, the Company accounts for this investment at market value, with unrealized gains or losses recorded in accumulated other comprehensive income, a separate component of stockholder’ equity, until realized. In April 2007, the Company sold approximately 1.1 million shares, or 78% of its equity investment in Maxtek for proceeds, net of commissions, totaling approximately $2.2 million and recognized a gain of $1.4 million, which was classified within interest income and other, net. In August 2007, the Company sold a portion of our equity investment in Maxtek for proceeds, net of commissions, totaling approximately $0.4 million and recognized a gain of $0.3 million, which was classified within interest income and other, net. As of September 30, 2007, the aggregate market value of the Company’s remaining investment in Maxtek was approximately $0.4 million, of which the unrealized gains were approximately $0.3 million.

The Company maintains a portfolio of marketable equity securities held to generate returns that seek to offset changes in liabilities related to the equity market risk of certain deferred compensation arrangements. The securities within this portfolio are classified as trading and are stated at fair value. Portfolio assets and deferred compensation liabilities are included in other assets and long-term obligations, respectively, on the Condensed Consolidated Balance Sheets. Increases or decreases related to the Company’s participant obligations are recorded in operating expenses, while gains or losses on the Company’s portfolio are recorded in interest income and other, net.

Note 8

Investment in Non-Marketable Equity Securities

In conjunction with the merger with ICS, the Company acquired an investment in Best Elite International Limited (“Best Elite”), which owns a wafer fabrication facility in Suzhou, China. The Company purchases wafers from Best Elite’s wafer fabrication facility for certain legacy ICS products. As of September 30, 2007, the aggregate carrying amount of the Company’s investment in Best Elite was approximately $5.0 million, which is classified within other assets on the Company’s consolidated balance sheet.

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

Backlog represents the value of standing orders for SigmaTel’s PC audio products as of the close of the acquisition. Backlog was valued using a DCF model. The Company utilized a discount factor of 12% and amortized this intangible asset on a straight-line basis over 0.25 years.

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

Goodwill and identified intangible asset balances are summarized as follows:

	September 30, 2007
(in thousands)	Gross assets	Accumulated amortization	Net assets
Goodwill	$1,034,118	$—	$1,034,118

Identified intangible assets:
Existing technology	288,558	(116,289)	172,269
Trademarks	10,534	(7,114)	3,420
Customer relationships	158,396	(86,653)	71,743
Foundry & assembler relationships	65,256	(61,098)	4,158
Non-compete agreements	53,165	(52,419)	746
Other	31,174	(30,044)	1,130

Subtotal, identified intangible assets	607,083	(353,617)	253,466

Total goodwill and identified intangible assets	$1,641,201	$(353,617)	$1,287,584

	April 1, 2007
(in thousands)	Gross assets	Accumulated amortization	Net assets
Goodwill	$1,038,064	$—	$1,038,064

Identified intangible assets:
Existing technology	288,558	(87,814)	200,744
Trademarks	10,534	(5,799)	4,735
Customer relationships	158,396	(69,802)	88,594
Foundry & assembler relationships	65,256	(58,978)	6,278
Non-compete agreements	53,165	(41,020)	12,145
Other	31,174	(29,186)	1,988

Subtotal, identified intangible assets	607,083	(292,599)	314,484

Total goodwill and identified intangible assets	$1,645,147	$(292,599)	$1,352,548

In Q2 2008, goodwill decreased by $1.5 million as a result of certain tax adjustments. Approximately $0.7 million of the reduction in goodwill was related to the reversal of a portion of a tax reserve which was recorded at the time of the ICS acquisition relating to pre-acquisition contingency items. In addition, the Company utilized $0.8 million of net operating loss carryforwards acquired in conjunction with the ZettaCom merger. At the time the Company finalized its purchase price allocation for the acquisition, the Company had determined that a valuation allowance needed to be provided against the acquired deferred tax assets. To the extent that an acquired tax benefit is not recognized at the acquisition date, it will, when subsequently recognized, first reduce goodwill. Therefore, as the Company was able to utilize certain of these net operating loss carryforwards, goodwill was reduced by a corresponding amount.

Amortization expense for identified intangibles is summarized below:

	Three months ended		Six months ended
(in thousands)	Sept. 30, 2007	Oct. 1, 2006	Sept. 30, 2007	Oct. 1, 2006
Existing technology	$14,227	$13,483	$28,475	$25,449
Trademarks	626	701	1,315	1,364
Customer relationships	8,426	10,537	16,851	21,003
Foundry & assembler relationships	1,060	5,912	2,120	11,824
Non-compete agreements	5,177	6,386	11,399	12,708
Other	429	2,457	858	4,113

Total	$29,945	$39,476	$61,018	$76,461

Based on the identified intangible assets recorded at September 30, 2007, the future amortization expense of identified intangibles for the next five fiscal years is as follows (in thousands):

Fiscal year	Amount
Remainder of FY 2008	$48,984
2009	81,687
2010	54,526
2011	28,304
2012	18,423
Thereafter	21,542

Total	$253,466

Note 11

Comprehensive Income (Loss)

The components of comprehensive income (loss) were as follows:

	Three months ended		Six months ended
(in thousands)	Sept. 30, 2007	Oct. 1, 2006	Sept. 30, 2007	Oct. 1, 2006
Net income (loss)	$4,759	$(663)	$3,663	$(2,227)
Currency translation adjustments	380	(7)	342	451
Change in net unrealized gain on investments, net of taxes	(4)	222	(1,479)	136

Comprehensive income (loss)	$5,135	$(448)	$2,526	$(1,640)

The components of accumulated other comprehensive income were as follows:

(in thousands)	Sept. 30, 2007	April 1, 2007
Cumulative translation adjustments	$1,845	$1,503
Unrealized gain on available-for-sale investments	567	2,046

Total accumulated other comprehensive income	$2,412	$3,549

Note 12

Derivative Financial Instruments

As a result of its international operations, sales and purchase transactions, the Company is subject to risks associated with fluctuating currency exchange rates. The Company may use derivative financial instruments to hedge these risks when instruments are available and cost effective in an attempt to minimize the impact of currency exchange rate movements on its operating results and on the cost of capital equipment purchases. The Company may enter into hedges of forecasted transactions when the underlying transaction is highly probable and reasonably certain to occur within the subsequent twelve months. Examples of these exposures would include forecasted expenses of a foreign manufacturing plant, design center or sales office. The Company may additionally enter into a derivative to hedge the foreign currency risk of a capital equipment purchase if the capital equipment purchase order is executed and designated as a firm commitment. During Q2 2008, the Company utilized forward currency contracts to settle short term foreign currency denominated payables and such gains and losses were recorded in the statement of operations. As of the end of Q2 2008, the Company did not have any outstanding foreign currency contracts that were designated as hedges of forecasted cash flows or capital equipment purchases. The Company does not enter into derivative financial instruments for speculative or trading purposes.

The Company may also utilize currency forward contracts to hedge currency exchange rate fluctuations related to certain short term foreign currency assets and liabilities. Gains and losses on these undesignated derivatives offset gains and losses on the assets and liabilities being hedged and the net amount is included in earnings. An immaterial amount of net gains and losses were included in net income or loss during the first six months of fiscal 2008 and 2007.

Besides foreign exchange rate exposure, the Company’s cash and investment portfolios are subject to risks associated with fluctuations in interest rates. While the Company’s policies allow for the use of derivative financial instruments to hedge the fair values of such investments, the Company has yet to enter into this type of hedging arrangement.

Note 13

Industry Segments

The Company evaluates its reportable business segments in accordance with SFAS 131, Disclosures about Segments of an Enterprise and Related Information. The three reportable business segments are as follows:

•	Networking segment: includes network search engines (NSEs), switching solutions, flow-control management devices, FIFOs, multi-port products, and integrated communications processors

•	Timing and Memory Interface segment: includes clock generation, distribution, high-performance server memory interfaces and other timing solution products

•	Standard Products and Other segment: includes high-speed SRAM, military applications, digital logic, telecommunications, PC audio and video products

The tables below provide information about these segments:

Revenues by segment

	Three months ended		Six months ended
(in thousands)	Sept. 30, 2007	Oct. 1, 2006	Sept. 30, 2007	Oct. 1, 2006
Networking	$51,141	$63,398	$105,643	$131,955
Timing	118,879	103,394	229,299	185,970
Standard Products and Other	34,107	38,384	68,201	72,787

Total consolidated revenues	$204,127	$205,176	$403,143	$390,712

Income (loss) by segment

	Three months ended		Six months ended
(in thousands)	Sept. 30, 2007	Oct. 1, 2006	Sept. 30, 2007	Oct. 1, 2006
Networking	$9,034	$18,423	$15,976	$38,734
Timing	36,814	30,509	69,533	51,806
Standard Products and Other	(491)	7,227	(647)	14,477
Amortization of intangible assets	(29,943)	(39,476)	(61,018)	(76,461)
Acquired IPR&D	—	(500)	—	(500)
Inventory FMV adjustment	—	(2,006)	—	(3,515)
Acquisition related costs and other	(539)	(1,030)	(1,647)	(2,992)
Restructuring and related	(193)	(807)	(459)	(1,339)
Facility closure costs	(183)	(322)	(334)	(529)
Stock-based compensation expense	(11,800)	(13,231)	(23,630)	(24,241)
Asset impairment	—	(2,482)	—	(2,482)
Interest income and other	4,446	3,905	10,298	7,241
Interest expense	(28)	(72)	(69)	(151)

Income before income taxes	$7,117	$138	$8,003	$48

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

The Company maintains an accrual for obligations it incurs under its standard product warranty program and customer, part, or process specific matters. The Company’s standard warranty period is one year, however in certain instances the warranty period may be extended to as long as two years. Management estimates the fair value of the Company’s warranty liability based on actual past warranty claims experience, its policies regarding customer warranty returns and other estimates about the timing and disposition of product returned under the standard program. Customer, part, or process specific reserves are estimated using a specific identification method. Historical profit and loss impact related to warranty returns activity has been minimal. The total accrual was $0.3 million and $0.5 million as of September 30, 2007 and April 1, 2007, respectively.

Note 15

Restructuring and Asset Impairment

The following table shows the breakdown of the restructuring and asset impairment charges and the liability remaining as of September 30, 2007:

	Cost of goods sold	Operating Expenses
(In thousands)	Restructuring	Restructuring
Balance as of April 1, 2007	$1,272	$2,468
Cash payments	(330)	(593)

Balance as of July 1, 2007	$942	$1,875
Cash payments	(147)	(245)

Balance as of Sept. 30, 2007	$795	$1,630

Restructuring Actions

During Q2 2006, the Company completed the consolidation of its Northern California workforce into its San Jose headquarters and exited leased facilities in Salinas and Santa Clara. Upon exiting the buildings the Company recorded lease impairment charges of approximately $7.5 million, which represented the future rental payments under the agreements, reduced by an estimate of sublease income, and discounted to present value using an interest rate applicable to the Company. In addition, the Company also wrote-off approximately $0.6 million of leasehold improvements and assets no longer in use. As of September 30, 2007, approximately $5.1 million of these lease payments have been made.

Note 16

Income Taxes

The Company recorded an income tax provision of approximately $2.4 million in Q2 2008 compared to a provision of approximately $0.8 million in Q2 2007. The provision for income taxes in Q2 2008 primarily reflects estimated foreign income and withholding taxes and estimated income taxes related to the utilization of acquisition related net operating losses. The provision for income taxes in Q2 2007 primarily reflects estimated foreign income and withholding taxes, estimated U.S. federal alternative minimum taxes and U.S. state taxes.

The Company adopted the provision of FIN 48 effective April 2, 2007. As a result of the implementation of FIN 48, the Company reclassified certain tax liabilities from current to non-current and recognized a $1.3 million decrease in liability for unrecognized tax benefits, which was accounted for as an increase to the April 2, 2007 opening balance of retained earnings of $61,000 and a reduction to goodwill of $1.3 million. In Q2 2008, we recorded additional FIN 48 related liability of $195,170.

As of September 30, 2007 and April 1, 2007, the Company has unrecognized tax benefits of approximately $47.8 million and $46.5 million. Included in the balance of unrecognized tax benefits as of September 30, 2007, is approximately $18.8 million of tax benefits that, if recognized, would affect the effective tax rate; approximately $6.7 million of tax benefits that, if recognized would affect goodwill; and approximately $22.3 million of tax benefits that, if recognized, would result in an adjustment to deferred tax assets that currently are offset by a full valuation allowance.

In accordance with FIN 48, the Company has decided to classify interest and penalties as a component of tax expense. Accrued interest and penalties relating to the income tax on the unrecognized tax benefits as of April 1, 2007 and September 30, 2007, was approximately $2.1 million and $2.4 million, respectively, with approximately $0.3 million being included as a component of provision for income taxes for the six months ended September 30, 2007.

As of September 30, 2007 and April 1, 2007, we were subject to examination in the U.S. federal tax jurisdiction for the fiscal years beginning with 2002. The IRS has conducted an audit of the ICS pre-acquisition income tax returns for fiscal year 2001 through 2003. The IRS proposed adjustments to increase income primarily related to transfer pricing issues that ICS had with its wholly owned foreign subsidiary. On January 17, 2006, the Company appealed the proposed adjustments with the IRS Appeals Office. Subsequently, several meetings have been held with the IRS to resolve the matter. The Company believes it is highly likely that a settlement will be agreed upon with the IRS within the next 12 months. If settled, the effect on the total unrecognized tax benefits will most likely decrease by $6.5 million, reducing goodwill by $6.1 million and tax expense by $0.4 million.

As of September 30, 2007 and April 1, 2007, we were also subject to examination in various state and foreign jurisdictions for tax years 2002 forward, none of which were individually material.

Note 17

Litigation

On October 24, 2006, the Company was served with a civil antitrust complaint filed by Reclaim Center, Inc., et. al. as plaintiffs in the US District Court for the Northern District of California against the Company and 37 other entities on behalf of a purported class of indirect purchasers of Static Random Access Memory (SRAM) products. The Complaint alleges that the Company and other defendants conspired to raise the prices of SRAM, in violation of Section 1 of the Sherman Act, the California Cartwright Act, and several other states’ antitrust, unfair competition, and consumer protection statutes. Shortly thereafter, a number of other plaintiffs filed similar complaints on behalf of direct and indirect purchasers of SRAM. Given the similarity of the complaints, the Judicial Panel on Multidistrict Litigation transferred the cases to a single judge in the Northern District of California and consolidated the cases for pretrial proceedings in February 2007. The consolidated cases are captioned In re Static Random Access Memory (SRAM) Antitrust Litigation. In August 2007, direct purchasers of SRAM and indirect purchasers of SRAM filed separate Consolidated Amended Complaints. IDT was not named as a defendant in either complaint. Pursuant to tolling agreements with the indirect and direct purchaser plaintiffs, IDT has agreed that the statute of limitations will be tolled until January 10, 2009 as to potential claims against the Company. In addition, on May 14, 2007, the Company was served with a Civil Investigative Demand from the State of Florida concerning SRAM products. IDT and the State of Florida have reached an agreement that suspends IDT’s obligation to respond to the CID. The agreement also tolls the statute of limitations until July 15, 2008 as to potential claims against the Company. Given the early stage of these matters, the Company cannot predict their outcome or provide an estimate of any possible losses. Any litigation could be costly, divert our management’s attention and could have a material and adverse effect on the Company’s business, results of operations, financial condition or cash flows. The Company intends to vigorously defend these actions.

Note 18

Share Repurchase Program

On January 18, 2007, the Company’s Board of Directors initiated a $200 million share repurchase program. In Q1 2008, the Company repurchased approximately 6.6 million shares at an average price of $15.07 per share and a total purchase price of $99.8 million. Share repurchases were recorded as treasury stock and result in a reduction of stockholders’ equity. During Q2 2008, the Company repurchased approximately 2.5 million shares at an average price of $15.27 per share and a total purchase price of $38.9 million. Share repurchases were recorded as treasury stock and result in a reduction of stockholders’ equity. As of September 30, 2007, approximately $36 million was available for future purchase under the share repurchase program initiated in January 2007. On October 19, 2007, the Company’s Board of Directors approved a $200 million expansion of the share repurchase program to a total of $400 million. After the additional approval, approximately $236 million was available for future purchase under the share repurchase.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All references are to our fiscal quarters ended September 30, 2007 (Q2 2008), July 1, 2007 (Q1 2008), April 1, 2007 (Q4 2007), October 1, 2006 (Q2 2007), unless otherwise indicated. Quarterly financial results may not be indicative of the financial results of future periods.

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

Income Taxes. We account for income taxes under an asset and liability approach that requires the expected future tax consequences of temporary differences between book and tax bases of assets and liabilities be recognized as deferred tax assets and liabilities. Generally accepted accounting principles require us to evaluate our ability to realize the value of our net deferred tax assets on an ongoing basis. A valuation allowance is recorded to reduce the net deferred tax assets to an amount that will more likely than not be realized. Accordingly, we consider various tax planning strategies, forecasts of future taxable income and our most recent operating results in assessing the need for a valuation allowance. In the consideration of the ability to realize the value of net deferred tax assets, recent results must be given substantially more weight than any projections of future profitability. In the fourth quarter of fiscal 2003, we determined that, under applicable accounting principles, it was more likely than not that we would not realize any value for any of our net deferred tax assets. Accordingly, we established a valuation allowance equal to 100% of the amount of these net assets. Our assumptions regarding the ultimate realization of these assets remained unchanged in Q2 2008 and accordingly, we continue to maintain a valuation allowance equal to 100% of the amount of these net deferred assets.

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

Inventories. Except for inventories acquired in connection with business combinations or asset purchases, which are recorded at estimated fair market value (FMV), less estimated selling cost, inventories are recorded at the lower of standard cost on a first-in, first-out basis or market value. We record provisions for obsolete and excess inventory based on our forecasts of demand over specific future time horizons. We also record provisions to value our inventory at the lower of cost or market value, which rely on forecasts of average selling prices (ASPs) in future periods. Actual market conditions, demand, and pricing levels in the volatile semiconductor markets that we serve may vary from our forecasts, potentially impacting our inventory reserves and resulting in material impacts to our gross margin.

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

Calculating the fair value of share-based awards at the date of grant requires us to make estimates that involve significant judgment. We use the Black-Scholes valuation model to estimate the fair value of employee stock options and the rights to purchase shares under employee stock purchase plan, consistent with the provisions of SFAS 123(R). Option-pricing models require the input of highly subjective assumptions, including the expected term of options and the expected price volatility of the stock underlying such options. Our stock price volatility assumption is based on a blend of historical volatility of the Company’s common stock and implied volatility of call options and dealer quotes on call options, generally having a term of less than twelve months. Changes in the subjective assumptions required in the valuation models may significantly affect the estimated value of the stock-based awards, the related stock-based compensation expense and, consequently, our results of operations.

In addition, SFAS 123(R) requires that we estimate the number of stock-based awards that will be forfeited due to employee turnover. Changes in the estimated forfeiture rate can have a significant effect on reported stock-based compensation expense, as the effect of adjusting the rate for all expense amortization is recognized in the period the forfeiture estimate is changed. If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment will be made to increase the estimated forfeiture rate, which will result in a decrease to the expense recognized in the financial statements. If the actual forfeiture rate is lower than the estimated forfeiture rate, then an adjustment will be made to lower the estimated forfeiture rate, which will result in an increase to the expense recognized in the financial statements. The expense we recognize in future periods will be affected by changes in the estimated forfeiture rate and may differ significantly from amounts recognized in the current period and/or our forecasts.

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

Revenues (Q2 2008 compared to Q2 2007). Our revenues for Q2 2008 were $204.1 million, a decrease of $1.0 million, or 1% compared to the same period one year ago.

Networking Segment

Revenues in our Networking segment decreased 20%, from $63.4 million in Q2 2007 to $51.1 million in Q2 2008. Revenues within our Switching Solutions division decreased approximately 37% as the decline in sales of our legacy integrated communications products outpaced the ramp of our PCI-express products. Revenues within our Flow Control Management division decreased approximately 21% due to weakness in our wireless end markets. Revenues within our IP-Co Processors division decreased approximately 14%, primarily driven by customers’ adjustments to their NSE inventory levels.

Timing and Memory Interface Segment

Revenues in our Timing and Memory Interface segment increased $15.5 million, or 15% year-over-year, from $103.4 million in Q2 2007 to $118.9 million in Q2 2008. The increase was primarily driven by revenues from our PC Clock (PCC) and Microclock (MCC) divisions, including both strength in the computing and gaming markets. In addition, Advanced Memory Buffer (AMB) revenues were significantly higher in FY08 as adoption of this server technology ramped over the past year.

Standard Products and Other Segment

Revenues in our Standard Products and Other segment decreased 11%, from $38.4 million in Q2 2007 to $34.1 million in Q2 2008. Revenue from SRAM and digital logic products drove the decrease as a result of lower demand in the communication IC market. Partially offsetting this decrease were a full quarter’s impact of revenues within our PC audio business, contributing $3.1 million more to the Q2 2008 revenues.

Across Geographies

Revenues in Asia Pacific, North America, Japan and Europe accounted for 57%, 27%, 9% and 7%, respectively, of consolidated revenues in Q2 2008 compared to 47%, 30%, 13%, and 10%, respectively, in Q2 2007. The Asia Pacific region continues to be our strongest region, as many of our largest customers utilize manufacturers in this low cost region. We attribute the year-over-year shift in revenues to Asia Pacific from the other regions to be the result of the addition of the PC Audio business and the emergence of AMB, both of which were strongest in the APAC region, along with sales of product for the gaming market, which is manufactured primarily in the APAC region.

Revenues (first six months of fiscal 2008 compared to first six months of fiscal 2007). Our year-to-date revenues through Q2 2008 were $403.1 million, an increase of $12.4 million, or 3% when compared to the same period one year ago. Revenues in our Timing and Memory segment increased $43.4 million, or 23%, driven by the ramp of our AMB technology, which contributed an incremental $37 million of revenues along with growth in demand for products in the gaming market. Offsetting this increase, revenues in our Networking segment decreased $26.4 million, or 20%, due to weakness in our communications end markets. Finally, revenues in our Standard Products and Other segment decreased $4.5 million, or 6%, primarily from decreasing demand for our legacy products, partially offset by contribution from the acquisition of the PC audio business.

Revenues (recent trends and outlook). We currently project our revenue in Q3 2008 will be flat when compared to Q2 2008, as we anticipate that growth in our consumer end markets will be offset by continued weakness in the communications end markets.

The following table shows gross profit and gross margin (in thousands):

	Three months ended		Six months ended
	Sept. 30, 2007	Oct. 1, 2006	Sept. 30, 2007	Oct. 1, 2006
Gross Profit	$88,190	$86,670	$173,078	$170,905

Gross Margin	43%	42%	43%	44%

Gross profit (Q2 2008 compared to Q2 2007). Gross profit was $88.2 million in Q2 2008, an increase of $1.5 million compared to $86.7 million in Q2 2007. Gross margin slightly increased from 42% in Q2 2007 to 43% in Q2 2008. The increase in gross margin was primarily driven by a $5.0 million year-over-year decrease in intangible asset amortization as a portion are being amortized on an accelerated method, resulting in decreased amortization over time. In addition, Q2 2007 included a one time impairment charge of $2.5 million taken on our Philippines facility to write the carrying value down to its ultimate selling price and $0.9 million of severance and retention costs associated with the transition of our assembly operations in Penang to a third party. Offsetting these increases, our gross margin was negatively impacted by a less favorable mix of products sold during Q2 2008 compared to Q2 2007, as sales to the higher margin communication and networking end markets declined while sales to the lower margin computing end market have grown. In addition, the utilization of our manufacturing capacity in Oregon decreased from approximately 90% of equipped capacity in Q2 2007 to 59% of equipped capacity in Q2 2008. Finally, we believe that gross profit during Q2 2008 benefited $0.8 million from the sale of product previously reserved as excess and obsolete, while Q2 2007 was unaffected. The benefit in Q2 2008 was more than offset by incremental inventory reserves.

Gross Profit (first six months of fiscal 2008 compared to the first six months of fiscal 2007). Our year to date gross profit through Q2 2008 was $173.1 million, an increase of $2.2 million, or 1% compared to the same period one year ago. Our gross margin for six months of fiscal 2008 was 43% compared to 44% for the same period a year ago. Our gross profit increase was due to a $7.7 million year-over-year decrease in intangible asset amortization and the absence of the asset impairment charge of Philippines facility for $2.5 in Q2 2007. Gross profit in first six months of fiscal 2008 benefited by $1.5 million from the sale of inventory previously reserved as excess and obsolete, while there was no benefit for the first six month of fiscal 2007. Offsetting the above effects was lower utilization of our Oregon manufacturing facility, higher inventory reserve and a shift in mix to lower margin products.

Operating Expenses

The following table shows operating expenses (in thousands):

	Three months ended				Six months ended
	Sept 30, 2007	% of Net Revenues	Oct. 1, 2006	% of Net Revenues	Sept. 30, 2007	% of Net Revenues	Oct. 1, 2006	% of Net Revenues
Research and Development	$41,876	21%	$40,878	20%	$86,575	21%	$80,467	21%
Selling, General and Administrative	$43,615	21%	$48,987	24%	$88,729	22%	$96,980	25%

In-process Research and Development	—	—	$500	0%	—	—	$500	0%

Research and development (Q2 2008 compared to Q2 2007). Research and Development (R&D) expense increased $1.0 million in Q2 2008 compared to Q2 2007. The primary increase was attributable to employee-related expenses, which increased $1.1 million as a result of additional headcount associated with our acquisition of SigmaTel’s PC Audio product line in Q2 2007 offset by lower performance related bonuses.

Research and development (first six months of fiscal 2008 compared to the first six months of fiscal 2007). Our year to date R&D expenses through Q2 2008 were $86.6 million, an increase of $6.1 million, or 8% compared to the same period one year ago. The increase was primarily attributable to $5.2 million of incremental employee-related expenses, as a result of our acquisition of the PC audio business in Q2 2007 offset by lower performance related bonuses. In addition, our indirect materials expenses increased $0.9 million, primarily related to higher photomask costs attributable to increased product development activities and launch of new designs.

We anticipate that R&D spending in Q3 2008 will be up slightly as compared to Q2 2008.

Selling, General and Administrative (Q2 2008 compared to Q2 2007). Selling, General and Administrative (SG&A) expenses decreased $5.4 million in Q2 2008 compared to Q2 2007. The decrease is primarily attributable to a $4.4 million reduction in ICS intangible asset amortization, a portion of which is being amortized on an accelerated method, resulting in decreased amortization expense over time. Other decreases included a $1.1 million decrease in stock based compensation expense as a portion of the ICS merger grants fully amortized in the period and lower valuation of new grants as compared with the same period one year ago. Performance related bonuses were also lower in Q2 2008 as compared with the prior year.

Selling, General and Administrative (first six months of fiscal 2008 compared to the first six months of fiscal 2007). Our year to date SG&A expenses through Q2 2008 were $88.7 million, a decrease of $8.3 million, or 9% compared to the same period one year ago. The decreases were attributable to $7.6 million reduction of intangible asset amortization, a portion of which is being amortized on an accelerated method, a decrease of $2.0 million in stock-based compensation expense, and lower performance related bonuses. Offsetting these amounts were sales representative commissions which increased $1.7 million due to increased sales and a higher percentage of our revenues being generated through sales representatives.

We currently anticipate that SG&A spending in Q3 2008 will decrease significantly compared to Q2 2008 due to lower intangible amortization.

Interest income and other, net. Interest income and other, net, was $4.4 million in Q2 2008, an increase of $0.6 million, or 15% compared to Q2 2007. The increase is primarily due to higher interest income, which we attribute to higher average cash and investment balances during the quarter when compared to the same period one year ago. In addition, we recognized $0.3 million gain upon the sale of a portion of our equity investment in Maxtek.

Provision for income taxes. We recorded an income tax provision of $2.4 million in Q2 2008, an increase of $1.6 million, or 194% compared to Q2 2007. The increase is primarily due to the utilization of the net operating losses associated with the Zettacom acquisition as the benefit related to the utilization of acquired net operating losses is required to be offset against goodwill from the acquisition instead of tax expense in the period. The provision for income taxes in Q2 2008 and Q2 2007 primarily reflects estimated foreign income, withholding taxes, and estimated U.S. state taxes.

We recorded an income tax provision of $4.3 million for the six months ended Q2 2008, an increase of $2.1 million, or 91% compared to the six months ended Q2 2007. The provision for income taxes in the six months ended Q2 2008 primarily reflects estimated foreign income and withholding taxes and estimated U.S.state taxes. The income tax benefit for the six months ended Q2 2007 primarily reflects estimated foreign income and withholding taxes, estimated U.S. federal alternative minimum taxes and U.S. state taxes.

As of September 30, 2007, we continued to maintain a full valuation allowance against our net U.S. deferred tax asset as we could not conclude that it is more likely than not that we will be able to realize our U.S. deferred tax assets in the foreseeable future. We will continue to evaluate the release of the valuation allowance on a quarterly basis. The examination by the IRS of our income tax returns for fiscal years 2003 and 2004 has not yet been finalized as we have appealed the audit adjustments and have not signed a formal closing agreement with the IRS. As a part of the ICS acquisition, we assumed responsibility for the IRS audit of ICS for the fiscal years ending June 2001 through June 2003.

Liquidity and Capital Resources

Our cash and short-term investments were $349.9 million at September 30, 2007, a decrease of $10.0 million compared to April 2, 2007. We had no debt outstanding at September 30, 2007.

We recorded net income of $3.7 million in the first six months of fiscal 2008, compared to a net loss of $2.2 million in the first six months of fiscal 2007. Net cash provided by operating activities increased $2.4 million, or 2% to $103.2 million in the first six months of fiscal 2008 compared to $100.9 million in the first six months of fiscal 2007. A summary of the significant non-cash items included in net income is as follows:

•

Amortization of intangible assets was $61.0 million in the first six months of fiscal 2008, compared to $76.5 million in the same period one year ago. The decrease is primarily associated with intangible assets related to our merger with ICS, a portion of which are being amortized on an accelerated method, resulting in decreased amortization expense over time.

•	We recorded restructuring and impairment charges of $2.7 million in the first six months of fiscal 2007 which did not recur in fiscal 2008.

•

Gains on the sale of equity investments were $1.7 million in the first six months of fiscal 2008, compared to zero in the same period one year ago. In the first six months of 2008, we sold the majority of our equity investment in Maxtek, for proceeds of $2.6 million and recorded a $1.7 million gain.

Net uses of cash related to working capital-related items improved $18.3 million, from a net $17.4 million use of cash in the first six months of fiscal 2007 to a net $0.9 million source of cash in first six months of fiscal 2008. A summary of significant working capital items providing relatively more cash in the first six months of fiscal 2008 included:

•

A decrease in inventory of $4.2 million in first six months of fiscal 2008, compared to an increase of $25.0 million in first six months of fiscal 2007. The decrease in fiscal 2008 relates to our efforts to align our inventory levels with customer demand while the increase in fiscal 2007 was attributable to the ramp of our AMB product and the acquisition of the PC Audio business.

•

An increase in income taxes payable of $5.6 million in the first six months of fiscal 2008, compared to a decrease of $12.5 million in the first six months of fiscal 2007. The increase is attributable to taxes payable on income earned primarily in foreign jurisdictions and reduction in the liability for unrecognized tax benefits related to the adoption of FIN 48 in Q1 2008. The decrease in the first six months of fiscal 2007 is primarily attributable to tax payments.

•

An increase of accounts receivable of $4.2 million in first six months of fiscal 2008, compared to an increase of $9.2 million in the first six months of fiscal 2007. The increase in both periods is driven by strength in the computing and consumer markets which tend to be seasonally stronger in this period. Fiscal 2007 also included the benefits of the AMB ramp and the PC Audio acquisition.

•

An increase of other accrued and long term liability of $5.1 million in first six months of fiscal 2008, compared to an increase of $2.2 million in the first six months of fiscal 2007. The increase in both periods is primarily attributable to an increase in outstanding but uncleared vendor disbursements at the end of the period. Fiscal 2008 is partially offset by decreased royalty accruals.

The above factors were offset by other working capital items that used relatively more cash in first six months of fiscal 2008:

•

A decrease in accrued compensation of $2.8 million in first six months of fiscal 2008, compared to an increase of $7.8 million in the first six months of fiscal 2007. The decrease is primarily attributable to our year end payout of employee performance-related bonuses in May 2007, offset by additional accruals related to our fiscal 2008 award program. Fiscal 2007 included the effects of the roll out of the new bonus program.

•

A decrease in deferred income on shipments to distributors of $4.5 million in first six months of fiscal 2008, compared to an increase of $4.9 million in first six months of fiscal 2007. The decrease in fiscal 2008 is primarily attributable to our distributors managing existing inventories in light of challenges in the communications end markets. Fiscal 2007 included increases in connection with the ramp of AMB.

•

An increase in accounts payable of $4.2 million in the first six months of fiscal 2008, compared to an increase of $12.7 million in the first six months of fiscal 2007. The increases primarily related to increases in the volumes of foundry and subcontract activity to support the growing business.

•

An increase in prepayments and other assets of $6.9 million in first six months of fiscal 2008, compared to a decrease of $1.1 million in the first six months of fiscal 2007. The fiscal 2008 increase is primarily attributable to the purchase of approximately $7.5 million of software design tool in Q1 2008 and $4.0 million of software design tools and $1.2 million of supply chain management software in Q2 2008, partially offset by the standard prepaid amortization. Fiscal 2007 represented standard prepaid amortization.

Net cash provided by investing activities was $7.9 million in the first six months of fiscal 2008, compared to net cash used of $121.6 million in the first six months of fiscal 2007. In the first six months of fiscal 2007, we increased our investment portfolio by $39.6 million using cash from operations. In addition, we used $73.2 million to purchase Sigmatel’s PC Audio business in Q2 2007. Fiscal 2008 included $15.5 million of net proceeds from the sale and maturity of short-term investments during the first six months of fiscal 2008. Finally, the purchase of capital equipment decreased $1.2 million during the first six months of fiscal 2008 compared to the same period a year ago.

Net cash used in financing activities in first six months of fiscal 2008 was $106.8 million, compared to $17.0 million of cash provided in the first six months of fiscal 2007. During the first six months of fiscal 2008, we repurchased approximately $138.7 million of common stock, offset by proceeds of approximately $31.9 million from the exercise of employee stock options and the issuance of stock under our employee stock purchase plan. In the first six months of fiscal 2007, we repurchased approximately $14.0 million of common stock, offset by proceeds of $31.0 million from the exercise of employee stock options and the issuance of stock under our employee stock purchase plan.

We anticipate capital expenditures of approximately $20 million during fiscal 2008 to be financed through cash generated from operations and existing cash and investments. This estimate includes $7.6 million in capital expenditures in first six months of fiscal 2008.

We believe that existing cash and investment balances, together with cash flows from operations, should be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months. Should we need to investigate other financing alternatives however, we cannot be certain that additional financing will be available on satisfactory terms.

Off-balance Sheet Arrangements

As of September 30, 2007, we had no off-balance sheet arrangements, as defined under SEC Regulation S-K Item 303(a) (4).

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, the Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). SFAS 159 provides companies the option (fair value option) to measure certain financial instruments and other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, although earlier adoption is permitted. The Company is currently evaluating whether the adoption of SFAS No. 159 will have a material effect on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157), which enhances existing guidance for measuring assets and liabilities using fair value. SFAS No. 157 defines fair value, provides a framework for measuring fair value, and expands disclosures required for fair value measurement. SAFS No. applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating whether the adoption of SFAS No. 157 will have a material effect on our consolidated financial position, results of operations or cash flows.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our interest rate risk relates primarily to our short-term investments of $98.5 million as of September 30, 2007. By policy, we limit our exposure to long-term investments and mitigate the credit risk through diversification and adherence to a policy requiring the purchase of highly rated securities. As of September 30, 2007 and April 1, 2007, the Company’s cash and investment portfolio was highly concentrated in securities with same day liquidity. Due to the relatively short duration of our investment portfolio, a hypothetical 10% change in interest rates would not have a material effect on the value of our portfolio at this time. We do not currently use derivative financial instruments in our investment portfolio.

In addition, we maintain a portfolio of investments for certain deferred compensation arrangements, the fair value of which was $14.0 million as of September 30, 2007. The portfolio is managed to achieve the same investment allocation as the participants’ directed investment election, which is classified in Other Long-Term Liabilities within the Consolidated Balance Sheet.

At September 30, 2007, we had no outstanding debt.

We are exposed to foreign currency exchange rate risk as a result of international sales, assets and liabilities of foreign subsidiaries, local operating expenses of our foreign entities and capital purchases denominated in foreign currencies. We may use derivative financial instruments to help manage our foreign currency exchange exposures. However, as of September 30, 2007, we have no such instruments outstanding. We do not enter into derivatives for speculative or trading purposes. We performed a sensitivity analysis as of September 30, 2007 and determined that, without hedging the exposure, a 10% change in the value of the U.S. dollar would result in an approximate 0.4% impact on gross profit margin percentage, as we operate manufacturing facilities in Malaysia and Singapore, and an approximate 0.3% impact to operating expenses (as a percentage of revenue) as we operate sales offices in Japan and throughout Europe and design centers in China and Canada.

We did not have any currency exposure related to any outstanding capital purchases as of September 30, 2007 or April 1, 2007.

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

At September 30, 2007, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level. There have been no changes in our internal control over financial reporting during the Company’s most recent fiscal quarter that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On October 24, 2006, the Company was served with a civil antitrust complaint filed by Reclaim Center, Inc., et. al. as plaintiffs in the US District Court for the Northern District of California against the Company and 37 other entities on behalf of a purported class of indirect purchasers of Static Random Access Memory (SRAM) products. The Complaint alleges that the Company and other defendants conspired to raise the prices of SRAM, in violation of Section 1 of the Sherman Act, the California Cartwright Act, and several other states’ antitrust, unfair competition, and consumer protection statutes. Shortly thereafter, a number of other plaintiffs filed similar complaints on behalf of direct and indirect purchasers of SRAM. Given the similarity of the complaints, the Judicial Panel on Multidistrict Litigation transferred the cases to a single judge in the Northern District of California and consolidated the cases for pretrial proceedings in February 2007. The consolidated cases are captioned In re Static Random Access Memory (SRAM) Antitrust Litigation. In August 2007, direct purchasers of SRAM and indirect purchasers of SRAM filed separate Consolidated Amended Complaints. IDT was not named as a defendant in either complaint. Pursuant to tolling agreements with the indirect and direct purchaser plaintiffs, IDT has agreed that the statute of limitations will be tolled until January 10, 2009 as to potential claims against the Company. In addition, on May 14, 2007, the Company was served with a Civil Investigative Demand from the State of Florida concerning SRAM products. IDT and the State of Florida have reached an agreement that suspends IDT’s obligation to respond to the CID. The agreement also tolls the statute of limitations until July 15, 2008 as to potential claims against the Company. Given the early stage of these matters, the Company cannot predict their outcome or provide an estimate of any possible losses. Any litigation could be costly, divert our management’s attention and could have a material and adverse effect on the Company’s business, results of operations, financial condition or cash flows. The Company intends to vigorously defend these actions.

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

A significant amount of our accounts receivable is concentrated with a relatively small number of our customers. We maintain significant relationships with several global distributors and EMSs. For example, Maxtek and its affiliates represented 31% of our gross accounts receivable balance as of September 30, 2007. If any one or more of these global distributors or EMSs were to file for bankruptcy or otherwise experience significantly adverse financial conditions, our business and financial results could be adversely impacted.

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

We are dependent on a concentrated group of customers for a significant part of our revenues. A large portion of our revenues depend on sales to a limited number of customers. If these relationships were to diminish, or if these customers were to develop their own solutions or adopt a competitor’s solution instead of buying our products, our results could be adversely affected. For example, any diminished relationship with Cisco or other key customers could adversely affect our results. While we historically have made relatively few sales to Cisco directly, when all channels of distribution are considered, including sales of product to EMS customers, we estimate that end-customer sales to Cisco represented less than 15% of our revenues during the first six months of fiscal 2008.

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

Finally, we utilize a relatively small number of global and regional distributors around the world, who buy product directly from us on behalf of their customers. For example, one family of distributors, Maxtek and its affiliates, represented approximately 20% of our revenues for fiscal 2007 and represented approximately 31% of our gross accounts receivable as of September 30, 2007. If our business relationships were to diminish or any one or more of these global distributors were to file for bankruptcy or otherwise experience significantly adverse financial conditions, our business could be adversely impacted. Because we continue to be dependent upon continued revenue from a small group of OEM end customers, EMSs and global and regional distributors, any material delay, cancellation or reduction of orders from or loss of these or other major customers could cause our sales to decline significantly, and we may not be able to reduce the accompanying expenses at the same rate.

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

International operations add increased volatility to our operating results. A substantial percentage of our revenues are derived from international sales, as summarized below:

(percentage of total revenues)	First six months of fiscal 2008	Twelve months of fiscal 2007	Twelve months of fiscal 2006
Asia Pacific	55%	47%	49%
Americas	29%	30%	26%
Japan	9%	13%	13%
Europe	7%	10%	12%

Total	100%	100%	100%

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

In addition, in support of our international operations, a portion of our cash and investment portfolio accumulates offshore. At September 30, 2007, we had cash and investments of approximately $157.4 million invested overseas in accounts belonging to various IDT foreign operating entities. While these amounts are primarily invested in US dollars, a portion is held in foreign currencies, and all offshore balances are exposed to local political, banking, currency control and other risks. In addition, these amounts may be subject to tax and other transfer restrictions.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information with respect to repurchases of our common stock during the second quarter of fiscal 2008:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Approximate total dollar value of shares that may yet be purchased under the program (1)
July 2, 2007 – July 29, 2007	—	—	—	—
July 30, 2007 – August 26, 2007	1,657,639	$15.28	1,657,639	$49,941,194
August 27, 2007 – September 30, 2007	889,904	$15.25	889,904	$36,369,328

Total	2,547,543	$15.27	2,547,543

(1)	On January 18, 2007, the Company’s Board of Directors authorized a program to repurchase up to $200 million of the Company’s common stock. During the fourth quarter of fiscal 2007, the Company repurchased approximately 1.6 million shares at an average price of $15.93 per share for a total purchase price of $24.9 million. During the first quarter of fiscal 2008, the Company repurchased approximately 6.6 million shares at an average price of $15.07 per share for a total purchase price of $99.8 million. During the second quarter of fiscal 2008, the Company repurchased approximately 2.5 million shares at an average price of $15.27 per share for a total purchase price of $38.9 million. On October 19, 2007, the Company’s Board of Directors approved a $200 million expansion of the share repurchase program to a total of $400 million. After the additional approval, approximately $236 million was available for future purchase under the share repurchase.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 20, 2007, we held our 2007 Annual Meeting of Stockholders at our corporate headquarters, located at 6024 Silver Creek Valley Road, San Jose, California, 95138. On July 25, 2007, the record date, 191,434,804 shares of our Common Stock were outstanding and entitled to be voted. Tabulated proxies at the meeting represented 175,222,312 shares, or 91.5% of the total eligible. The results of the voting on the matters submitted to the stockholders are as follows:

Proposal I:	Election of Class I directors.

Name:	Votes For	Withheld
Hock Tan	169,884,042	5,338,270
John C. Bolger	163,172,804	12,049,508
John Schofield	164,124,474	11,097,838

Proposal II:	Approval of the amendment to the Company’s 1984 Employee Stock Purchase Plan to increase the number of shares reserved for issuance thereunder from 13.1 million shares to 15.1 million shares.

Votes For	Against	Abstained	No Vote
125,801,764	30,246,798	245,821	18,927,929

Proposal III:	Approval of the amendment to the Company’s Restated Certificate of Incorporation to remove the classified board structure and provide for the annual election of directors.

Votes For	Against	Abstained	No Vote
174,133,988	921,768	167,456	0

Proposal IV:	To ratify the selection of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending March 30, 2008.

Votes For	Against	Abstained
174,045,041	1,116,283	60,988

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a) The following exhibits are filed herewith:

Exhibit number	Description
3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended October 2, 2000).

3.2	Certificate of Amendment of Restated Certificate of Incorporation (incorporated by reference to Exhibit 3(a) to the Registration Statement on Form 8 dated March 28, 1989).

3.3	Certificate of Amendment of Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 (File Number 33-63133) filed on October 2, 1995).

3.4	Certificate of Designations specifying the terms of the Series A Junior Participating Preferred Stock of IDT, as filed with the Secretary of State of Delaware (incorporated by reference to Exhibit 3.6 to the Registration Statement on Form 8-A filed December 23, 1998).

3.5	Certificate of Amendment of Restated Certificate of Incorporation.

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, dated November 7, 2007.

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, dated November 7, 2007.

32.1	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, dated November 7, 2007.

32.2	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, dated November 7, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRATED DEVICE TECHNOLOGY, INC.

Date: November 7, 2007	/s/ GREGORY S. LANG
Gregory S. Lang President and Chief Executive Officer (duly authorized officer)

Date: November 7, 2007	/s/ CLYDE R. HOSEIN
Clyde R. Hosein Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)