Form 10-Q
period 2007-12-30
INTEGRATED DEVICE TECHNOLOGY INC
filed 2008-02-06
CIK 703361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s Common Stock, $.001 par value, as of January 27, 2007, was approximately 182,566,196.

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INTEGRATED DEVICE TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three months ended		Nine months ended
	Dec. 30, 2007	Dec. 31, 2006	Dec. 30, 2007	Dec. 31, 2006
Revenues	$201,228	$206,196	$604,371	$596,908
Cost of revenues	112,904	120,406	342,969	340,213

Gross profit	88,324	85,790	261,402	256,695

Operating expenses:
Research and development	40,616	43,474	127,191	123,941
Selling, general and administrative	38,929	46,791	127,658	143,771
Acquired in-process research and development	—	—	—	500

Total operating expenses	79,545	90,265	254,849	268,212

Operating income (loss)	8,779	(4,475)	6,553	(11,517)
Interest expense	(20)	(59)	(89)	(210)
Interest income and other, net	3,443	4,027	13,741	11,268

Income (loss) before income taxes	12,202	(507)	20,205	(459)
Provision (benefit) for income taxes	(1,216)	1,433	3,124	3,708

Net income (loss)	$13,418	$(1,940)	$17,081	$(4,167)

Basic net income (loss) per share	$0.07	$(0.01)	$0.09	$(0.02)
Diluted net income (loss) per share	$0.07	$(0.01)	$0.09	$(0.02)
Weighted average shares:
Basic	186,720	197,332	190,240	198,633
Diluted	188,545	197,332	194,130	198,633

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED; IN THOUSANDS)

	December 30, 2007	April 1, 2007
Assets
Current assets:
Cash and cash equivalents	$170,035	$246,589
Short-term investments	114,695	113,344
Accounts receivable, net	92,278	89,986
Inventories	79,403	85,076
Deferred taxes	7,910	7,308
Prepayments and other current assets	29,301	29,437

Total current assets	493,622	571,740
Property, plant and equipment, net	83,176	93,058
Goodwill	1,034,118	1,038,064
Acquisition-related intangibles, net	228,974	314,484
Other assets	29,652	24,386

Total assets	$1,869,542	$2,041,732

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$45,082	$47,854
Accrued compensation and related expenses	23,802	30,882
Deferred income on shipments to distributors	28,806	34,343
Income taxes payable	8,807	30,514
Other accrued liabilities	17,069	22,445

Total current liabilities	123,566	166,038
Deferred tax liabilities	20,521	20,603
Long-term income taxes payable	21,400	—
Other long-term obligations	17,277	16,001

Total liabilities	182,764	202,642

Stockholders’ equity:
Preferred stock; $0.001 par value: 10,000 shares authorized; no shares issued	—	—
Common stock; $0.001 par value: 350,000 shares authorized; 182,566 and 196,263 shares outstanding	183	196
Additional paid-in capital	2,226,796	2,154,817
Treasury stock	(621,155)	(380,678)
Retained earnings	78,348	61,206
Accumulated other comprehensive income	2,606	3,549

Total stockholders’ equity	1,686,778	1,839,090

Total liabilities and stockholders’ equity	$1,869,542	$2,041,732

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED; IN THOUSANDS)

	Nine months ended
	Dec. 30, 2007	Dec. 31, 2006
Operating activities
Net income (loss)	$17,081	$(4,167)
Adjustments:
Depreciation	23,207	24,908
Amortization of intangible assets	85,510	116,125
Acquired in-process research and development	—	500
Restructuring and impairment	—	2,715
Gain on sale of investment in equity securities	(1,687)	—
Stock-based compensation expense	33,021	35,419
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(2,292)	(6,869)
Inventories	5,470	(24,622)
Other assets	(5,446)	(10,356)
Accounts payable	(2,772)	7,285
Accrued compensation and related expenses	(7,080)	666
Deferred income on shipments to distributors	(5,537)	4,175
Income taxes payable	4,550	(12,244)
Deferred income taxes	214	775
Other accrued and long-term liabilities	(6,110)	(18)

Net cash provided by operating activities	138,129	134,292

Investing activities
Acquisitions, net of cash acquired	—	(73,212)
Purchases of property, plant and equipment	(13,593)	(13,631)
Purchases of short-term investments	(113,234)	(105,156)
Proceeds from sales and maturities of short-term investments	112,770	20,688

Net cash used in investing activities	(14,057)	(171,311)

Financing activities
Issuance of common stock	39,147	44,543
Repurchases of common stock	(240,477)	(99,993)

Net cash used in financing activities	(201,330)	(55,450)

Effect of exchange rates on cash and cash equivalents	704	840

Net decrease in cash and cash equivalents	(76,554)	(91,629)
Cash and cash equivalents at beginning of period	246,589	266,173

Cash and cash equivalents at end of period	$170,035	$174,544

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts in the Company’s financial statements and the accompanying notes. Actual results could differ from those estimates. All references are to the Company’s fiscal quarters ended December 30, 2007 (Q3 2008), September 30, 2007 (Q2 2008), July 1, 2007 (Q1 2008) and December 31, 2006 (Q3 2007) unless otherwise indicated.

These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 1, 2007. Operating results for the nine months ended December 30, 2007 are not necessarily indicative of operating results for an entire fiscal year.

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

Stock-based Compensation: The fair value of employee restricted stock units is equal to the market value of the Company’s common stock on the date the award is granted. The Company estimates the fair value of employee stock options, restricted stock units and the right to purchase shares under the employee stock purchase plan using the Black-Scholes valuation model, consistent with the provisions of the Financial Accounting Standards Board’s (FASB) SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)). Option-pricing models require the input of highly subjective assumptions, including the expected term of options, the determination of risk-free interest rates, and the expected price volatility of the stock underlying such options. In addition, the Company is required to estimate the number of stock-based awards that will be forfeited due to employee turnover based on historical trends. Finally, the Company capitalizes into inventory a portion of the periodic stock-based compensation expense that relates to employees working in manufacturing activities.

The interest rate is based on the average U.S. Treasury interest rate in effect during the applicable quarter. The Company believes that the implied volatility of its common stock is an important consideration of current market conditions and a good indicator of the expected volatility of its common stock. However, due to the short duration and volume of options freely traded over the counter, the Company believes that implied volatility, by itself, is not representative of the expected volatility of its common stock. Therefore, upon adoption of SFAS 123(R), the Company revised the volatility factor used to estimate the fair value of its stock-based awards which now reflects a blend of historical volatility of its common stock and implied volatility of call options and dealer quotes on call options, generally having a term of less than twelve months. The Company has not paid, nor does it have current plans to pay dividends on its common stock in the foreseeable future.

Note 3

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS 141 (R), Business Combinations (SFAS 141(R)). The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for preacquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We are currently evaluating the impact of the pending adoption of SFAS 141(R) on our consolidated financial statements.

In February 2007, the FASB issued SFAS 159, the Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 provides companies the option (fair value option) to measure certain financial instruments and other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007, although earlier adoption is permitted. The Company is currently evaluating whether the adoption of SFAS 159 will have a material effect on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements (SFAS 157), which enhances existing guidance for measuring assets and liabilities using fair value. SFAS 157 defines fair value, provides a framework for measuring fair value, and expands disclosures required for fair value measurement. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating whether the adoption of SFAS 157 will have a material effect on our consolidated financial position, results of operations or cash flows.

Note 4

Net Income (Loss) Per Share

Net income (loss) per share has been computed using weighted-average common shares outstanding in accordance with SFAS 128, Earnings per Share.

	Three months ended		Nine months ended
(in thousands)	Dec. 30, 2007	Dec. 31, 2006	Dec. 30, 2007	Dec. 31, 2006
Weighted average common shares outstanding	186,720	197,332	190,240	198,633
Dilutive effect of employee stock options	1,825	—	3,890	—

Weighted average common shares outstanding, assuming dilution	188,545	197,332	194,130	198,633

Stock options to purchase 12.3 million and 11.1 million shares for the three and nine month periods ended December 30, 2007, respectively, and 8.8 million and 7.8 million shares for the three and nine month periods ended December 31, 2006 respectively, were outstanding, but were excluded from the calculation of diluted earnings per share because the exercise price of these options exceeded the average share price of the common shares and therefore, the effect would have been antidilutive. Net loss per share for the three and nine month periods ended December 31, 2006 is based only on weighted average common shares outstanding. Stock options based equivalent shares of 5.6 million and 4.7 million for the three and nine month periods ended December 31, 2006, respectively, were excluded from the calculation of diluted earnings per share as their effect would be antidilutive in a net loss period.

Note 5

Stock-Based Employee Compensation

Compensation Expense

The following table summarizes stock-based compensation expense by line items appearing in the Company’s Condensed Consolidated Statement of Operations:

	Three months ended		Nine months ended
(in thousands)	Dec. 30, 2007	Dec. 31, 2006	Dec. 30, 2007	Dec. 31, 2006
Cost of revenue	$947	$1,107	$3,189	$2,490
Research and development	4,782	6,325	18,128	19,136
Selling, general and administrative	3,662	3,746	11,704	13,793

Total stock-based compensation expense	9,391	11,178	33,021	35,419
Tax effect on stock-based compensation expense (1)	—	—	—	—

Total stock-based compensation expense, net of related tax effects	$9,391	$11,178	$33,021	$35,419

(1)	Assumes a zero tax rate for each period presented as the Company has a full valuation allowance.

As stock-based compensation expense recognized in the Condensed Consolidated Statement of Operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures in accordance with the provisions of SFAS 123(R). SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company amortizes the value of stock-based compensation on an accelerated method.

The following table summarizes stock-based compensation expense associated with each type of award:

	Three months ended		Nine months ended
(in thousands)	Dec. 30, 2007	Dec. 31, 2006	Dec. 30, 2007	Dec. 31, 2006
Employee stock options	$7,907	$10,206	$28,456	$34,009
Employee stock purchase plan (“ESPP”)	440	739	1,961	2,076
Restricted stock units (“RSUs”)	907	195	2,401	315
Change in amounts capitalized in inventory	137	38	203	(981)

Total stock-based compensation expense	$9,391	$11,178	$33,021	$35,419

Valuation Assumptions

Assumptions used in the Black-Scholes valuation model were as follows:

	Three months ended		Nine months ended
	Dec. 30, 2007	Dec. 31, 2006	Dec. 30, 2007	Dec. 31, 2006
Stock option plans:
Expected Term	4.66 years	5.05 years	4.66 years	4.86 years
Risk-free interest rate	3.83%	4.71%	4.71%	5.02%
Volatility	38.5%	48.9%	43.2%	51.6%
Dividend Yield	0.0%	0.0%	0.0%	0.0%
Weighted average grant-date fair value	$4.74	$7.92	$6.33	$7.51
ESPP:
Expected Term	0.25 years	0.25 years	0.25 years	0.25 years
Risk-free interest rate	3.92%	4.88%	4.67%	4.86%
Volatility	25.9%	36.1%	29.6%	34.9%
Dividend Yield	0.0%	0.0%	0.0%	0.0%
Weighted average fair value	$2.16	$3.63	$2.96	$3.37
RSUs:
Weighted average fair value	$12.49	—	$14.80	$14.97
Dividend Yield	0.0%	—	0.0%	0.0%

Equity Incentive Programs

The Company currently issues awards under three equity based plans in order to provide additional incentive and retention to directors and employees who are considered to be essential to the long-range success of the Company. These plans are further described below.

1994 Stock Option Plan (1994 Plan)

In May 1994, the Company’s shareholders approved the 1994 Plan. Under the 1994 Plan, 13,500,000 shares of common stock have been made available for issuance as stock options to employees, officers, directors, consultants, independent contractors and advisors of the Company and its affiliates. Shares issuable upon exercise of stock options granted pursuant to the Company’s 1985 Incentive and Nonqualified Stock Option Plan that expire or become unexercisable for any reason without having been exercised in full are also available for distribution under the 1994 Plan (not to exceed 10,000,000 shares). Options granted by the Company under the 1994 Plan generally expire seven years from the date of grant and generally vest over a four-year period from the date of grant. The exercise price of the options granted by the Company under the 1994 Plan shall not be less than 100% of the fair market value for a common share subject to such option on the date the option is granted. As of December 30, 2007, 75,208 shares remain available for future grant under the 1994 Plan.

2004 Equity Plan (2004 Plan)

In September 2004, the Company’s shareholders approved the 2004 Plan. Under the 2004 Plan, 24,500,000 shares of common stock have been made available for issuance as stock options, restricted stock awards, stock appreciation rights, performance awards, restricted stock unit awards, and stock-based awards to employees, directors and consultants, of which a maximum of 2,000,000 shares are eligible for non-option “full value” awards. The 2004 Plan allows for time-based and performance-based vesting for the awards. Options granted by the Company under the 2004 Plan generally expire seven years from the date of grant and generally vest over a four-year period from the date of grant, with one-quarter of the shares of common stock vesting on the one-year anniversary of the grant date and the remaining shares vesting monthly for the 36 months thereafter. The exercise price of the options granted by the Company under the 2004 Plan shall not be less than 100% of the fair market value for a common share subject to such option on the date the option is granted. Full value awards made under the 2004 Plan shall become vested over a period of not less than three years (or, if vesting is performance-based, over a period of not less than one year) following the date such award is made; provided, however, that full value awards that result in the issuance of an aggregate of up to 5% of common stock available under the 2004 Plan may be granted to any one or more participants without respect to such minimum vesting provisions. As of December 30, 2007, 6,928,926 shares remain available for future grant under the 2004 Plan.

Restricted stock units available for grant by the Company under the 2004 Plan generally vest over at least a 36-month period from the grant date. Prior to vesting, participants holding restricted stock units do not have shareholder rights. Shares are issued on or as soon as administratively practicable following the vesting date of the restricted stock units and upon issuance, recordation and delivery, the participant will have all the rights of a shareholder of the Company with respect to voting such stock and receipt of dividends and distributions on such stock. As of December 30, 2007, 630,960 restricted stock unit awards were outstanding under the 2004 Plan.

The following table summarizes the Company’s stock option activities for the nine months ended December 30, 2007:

(in thousands)	Shares	Weighted Average Exercise Price
Options outstanding as of April 1, 2007	33,105	$12.99
Granted	3,093	14.87
Exercised (1)	(2,736)	11.14
Canceled, Forfeited or Expired	(1,837)	17.71

Options outstanding at December 30, 2007	31,625	13.06

Options exercisable at December 30, 2007	20,388	$12.75

(1)	Upon exercise, the Company issues new shares of common stock.

As of December 30, 2007, the weighted average remaining contractual life of options outstanding was 4.2 years and the aggregate intrinsic value was $3.7 million. The weighted average remaining contractual life of options exercisable was 3.6 years and the aggregate intrinsic value was $3.4 million. Unrecognized compensation cost related to nonvested stock-based awards, net of estimated forfeitures was $25.1 million and will be recognized over a weighted average period of 1.2 years.

As of December 30, 2007, stock options vested and expected to vest totaled approximately 29.7 million shares, with a weighted-average exercise price of $13.00 per share and a weighted average remaining contractual life of 4.1 years. The aggregate intrinsic value was approximately $3.7 million.

	Three months ended		Nine Months Ended
	Dec. 30, 2007	Dec. 31, 2006	Dec. 30, 2007	Dec. 31, 2006
Net cash proceeds from options exercised	$4.6 million	$10.8 million	$30.5 million	$36.6 million
Total intrinsic value of options exercised	$1.0 million	$5.5 million	$11.8 million	$17.9 million
Realized excess tax benefits from options exercised (1)	$0	$0	$0	$0

(1)	Excess tax benefits from the exercise of stock options, if any, are presented in the Company’s Condensed Consolidated Statement of Cash Flows as financing activities rather than operating activities.

On October 24, 2007, the Company announced that its Chief Executive Officer (CEO) will be resigning as the President and CEO upon satisfactory completion of a search for his successor. The Company has entered into an executive transition agreement with the CEO as of November 13, 2007. In connection with the agreement, the Company agreed to extend the exercisablity of his outstanding options to the earlier of 12 months after the date of termination or the expiration of their original term. As a result, we recorded a modification charge of approximately $1.0 million representing the difference in fair value of the original and modified option in Q3 2008.

The following table summarizes the Company’s restricted stock unit activities for the nine months ended December 30, 2007:

	Shares (in thousands)	Weighted Average Grant Date Fair Value
RSU’s outstanding as of April 1, 2007	75	$15.07
Granted	645	14.80
Released	(47)	15.52
Forfeited	(42)	14.80

Outstanding at December 30, 2007	631	$14.78

As of December 30, 2007, there was approximately $4.3 million of unrecognized compensation cost related to restricted stock units granted under the Company’s equity incentive plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.9 years.

As of December 30, 2007, restricted stock units vested and expected to vest totaled approximately 0.5 million shares, with a weighted average remaining contractual life of 1.7 years. The aggregate intrinsic value was approximately $5.2 million.

1984 ESPP

In July 1984, the Company’s shareholders approved the 1984 ESPP under which eligible employees may purchase shares of the Company’s common stock through payroll deductions (not to exceed 15% of such employee’s compensation) at no lower than 85% of the fair market value of the common stock on the first day or the last day of each fiscal quarter, whichever is lower. Under the 1984 ESPP, 15,100,000 shares of common stock have been made available for issuance. The 1984 ESPP is implemented by successive quarterly purchase periods commencing on the first day of each fiscal quarter of the Company. In order to maintain its qualified status under Section 423 of the Internal Revenue Code, the 1984 ESPP imposes certain restrictions, including the limitation that no employee is permitted to participate in the 1984 ESPP if the rights of such employee to purchase common stock of the Company under the 1984 ESPP and all similar purchase plans of the Company or its subsidiaries would accrue at a rate which exceeds $25,000 of the fair market value of such stock (determined at the time the right is granted) for each calendar year. During the nine months ended December 30, 2007, the Company issued 740,825 shares of common stock with a weighted-average price of $11.68 per share.

Note 6

Balance Sheet Detail

(in thousands)	Dec. 30, 2007	April 1, 2007
Inventories
Raw materials	$6,473	$8,294
Work-in-process	43,483	49,122
Finished goods	29,447	27,660

Total inventories	$79,403	$85,076

Other long-term obligations
Deferred compensation related liabilities	$14,650	$11,899
Long-term portion of deferred gain on equipment sales	1,040	1,451
Long-term portion of lease impairment obligations	1,155	2,206
Other	432	445

Total Other long-term obligations	$17,277	$16,001

Note 7

Cash Equivalents and Investments

Cash equivalents are highly liquid investments with original maturities of three months or less at the time of purchase. All of the Company’s investments were classified as available-for-sale at December 30, 2007 and April 1, 2007. Available-for-sale investments are classified as short-term, as these investments generally consist of highly marketable securities that are intended to be available to meet near-term cash requirements. Investment securities classified as available-for-sale are reported at market value and net unrealized gains or losses are recorded in accumulated other comprehensive income, a separate component of stockholders’ equity, until realized. Realized gains and losses on investments are computed based upon specific identification and are included in interest income and other, net. Management evaluates investments on a regular basis to determine if an other-than-temporary impairment has occurred.

In conjunction with the merger with Integrated Circuit System, Inc. (ICS) in 2005, the Company acquired an investment in Maxtek Technology Co. Ltd (“Maxtek”), an international stocking representative in Taiwan and an IDT customer. In accordance with SFAS 115, Accounting for Certain Debt and Equity Securities, the Company accounts for this investment at market value, with unrealized gains or losses recorded in accumulated other comprehensive income, a separate component of stockholder’ equity, until realized. In April 2007, the Company sold approximately 1.1 million shares, or 78% of its equity investment in Maxtek for proceeds, net of commissions, totaling approximately $2.2 million and recognized a gain of $1.4 million, which was classified within interest income and other, net. In August 2007, the Company sold a portion of its remaining equity investment in Maxtek for proceeds, net of commissions, totaling approximately $0.4 million and recognized a gain of $0.3 million, which was classified within interest income and other, net. As of December 30, 2007, the aggregate market value of the Company’s remaining investment in Maxtek was approximately $0.2 million, of which the unrealized gains were approximately $0.1 million.

The Company maintains a portfolio of marketable equity securities held to generate returns that seek to offset changes in liabilities related to the equity market risk of certain deferred compensation arrangements. The securities within this portfolio are classified as trading and are stated at fair value. Portfolio assets and deferred compensation liabilities are included in other assets and long-term obligations, respectively, on the Condensed Consolidated Balance Sheets. Increases or decreases related to the Company’s participant obligations are recorded in cost of revenues and operating expenses, while gains or losses on the Company’s portfolio are recorded in interest income and other, net.

Note 8

Investment in Non-Marketable Equity Securities

In conjunction with the merger with ICS, the Company acquired an investment in Best Elite International Limited (“Best Elite”), which owns a wafer fabrication facility in Suzhou, China. The Company purchases wafers from Best Elite’s wafer fabrication facility for certain legacy ICS products. As of December 30, 2007, the aggregate carrying amount of the Company’s investment in Best Elite was approximately $5.0 million, which is classified within other assets on the Company’s consolidated balance sheet.

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

In accordance with SFAS 141, Business Combinations, the Company has allocated the purchase price to the tangible and intangible assets acquired and liabilities assumed, including in-process research and development, based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. The acquisition provided the Company with a team of engineers, certain assets and a product portfolio involving PC audio technologies. The Company believes these technologies will allow it to pursue expanded opportunities, particularly in the emerging high-definition PC audio market. These opportunities, along with the ability to sell PC audio products to the existing base of IDT customers, were significant contributing factors to the establishment of the purchase price. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management estimates and assumptions, including third-party valuations that utilize established valuation techniques appropriate for the high-technology industry. Goodwill is not expected to be deductible for tax purposes. In accordance with SFAS 142, Goodwill and Intangible Assets, goodwill is not amortized but will be reviewed at least annually for impairment. Purchased intangibles with finite lives are being amortized over their respective estimated useful lives on a straight line basis. The purchase price has been allocated as follows:

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

Amortizable Intangible Assets

Existing technology consists of products that have reached technological feasibility. The Company valued the existing technology utilizing a DCF model, which used forecasts of future revenues and expenses related to the intangible asset. The Company utilized a discount factor of 16% for existing technology and is amortizing the intangible asset on a straight-line basis over 4 years.

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

Goodwill and identified intangible asset balances are summarized as follows:

	December 30, 2007
(in thousands)	Gross assets	Accumulated amortization	Net assets
Goodwill	$1,034,118	$—	$1,034,118

Identified intangible assets:
Existing technology	288,558	(130,434)	158,124
Trademarks	10,534	(7,415)	3,119
Customer relationships	158,396	(95,078)	63,318
Foundry & assembler relationships	65,256	(62,158)	3,098
Non-compete agreements	53,165	(52,553)	612
Other	31,174	(30,471)	703

Subtotal, identified intangible assets	607,083	(378,109)	228,974

Total goodwill and identified intangible assets	$1,641,201	$(378,109)	$1,263,092

	April 1, 2007
(in thousands)	Gross assets	Accumulated amortization	Net assets
Goodwill	$1,038,064	$—	$1,038,064

Identified intangible assets:
Existing technology	288,558	(87,814)	200,744
Trademarks	10,534	(5,799)	4,735
Customer relationships	158,396	(69,802)	88,594
Foundry & assembler relationships	65,256	(58,978)	6,278
Non-compete agreements	53,165	(41,020)	12,145
Other	31,174	(29,186)	1,988

Subtotal, identified intangible assets	607,083	(292,599)	314,484

Total goodwill and identified intangible assets	$1,645,147	$(292,599)	$1,352,548

For the nine months ended December 30, 2007, goodwill decreased by $3.9 million as a result of certain tax adjustments. Approximately $2.1 million of the adjustments related to the adoption of FIN 48. As a result of the implementation of FIN 48, the Company adjusted the tax reserves associated with ICS pre-acquisition contingencies. In addition, the Company utilized $1.8 million of net operating loss carryforwards acquired in conjunction with the ZettaCom merger. At the time the Company finalized its purchase price allocation for the acquisition, the Company had determined that a valuation allowance needed to be provided against the acquired deferred tax assets. To the extent that an acquired tax benefit is not recognized at the acquisition date, it will, when subsequently recognized, first reduce goodwill. Therefore, as the Company was able to utilize certain of these net operating loss carryforwards, goodwill was reduced by a corresponding amount.

Amortization expense for identified intangibles is summarized below:

	Three months ended		Nine months ended
(in thousands)	Dec. 30, 2007	Dec. 31, 2006	Dec. 30, 2007	Dec. 31, 2006
Existing technology	$14,145	$14,240	$42,620	$39,689
Trademarks	301	722	1,616	2,087
Customer relationships	8,425	10,573	25,276	31,576
Foundry & assembler relationships	1,060	5,912	3,180	17,736
Non-compete agreements	134	6,281	11,533	18,989
Other	427	1,936	1,285	6,048

Total	$24,492	$39,664	$85,510	$116,125

Based on the identified intangible assets recorded at December 30, 2007, the future amortization expense of identified intangibles for the next five fiscal years is as follows (in thousands):

Fiscal year	Amount
Remainder of FY 2008	$24,492
2009	81,687
2010	54,526
2011	28,304
2012	18,423
Thereafter	21,542

Total	$228,974

Note 11

Comprehensive Income (Loss)

The components of comprehensive income (loss) were as follows:

	Three months ended		Nine months ended
(in thousands)	Dec. 30, 2007	Dec. 31, 2006	Dec. 30, 2007	Dec. 31, 2006
Net income (loss)	$13,418	$(1,940)	$17,081	$(4,167)
Currency translation adjustments	161	330	503	781
Change in net unrealized gain on investments, net of taxes	32	1,755	(1,446)	1,891

Comprehensive income (loss)	$13,611	$145	$16,138	$(1,495)

The components of accumulated other comprehensive income were as follows:

(in thousands)	Dec. 30, 2007	April 1, 2007

Cumulative translation adjustments	$2,006	$1,503
Unrealized gain on available-for-sale investments	600	2,046

Total accumulated other comprehensive income	$2,606	$3,549

Note 12

Derivative Financial Instruments

As a result of its international operations, sales and purchase transactions, the Company is subject to risks associated with fluctuating currency exchange rates. The Company may use derivative financial instruments to hedge these risks when instruments are available and cost effective in an attempt to minimize the impact of currency exchange rate movements on its operating results and on the cost of capital equipment purchases. The Company may enter into hedges of forecasted transactions when the underlying transaction is highly probable and reasonably certain to occur within the subsequent twelve months. Examples of these exposures would include forecasted expenses of a foreign manufacturing plant, design center or sales office. The Company may additionally enter into a derivative to hedge the foreign currency risk of a capital equipment purchase if the capital equipment purchase order is executed and designated as a firm commitment. During Q3 2008, the Company utilized forward currency contracts to settle short term foreign currency denominated payables and such gains and losses were recorded in the statement of operations. As of the end of Q3 2008, the Company did not have any outstanding foreign currency contracts that were designated as hedges of forecasted cash flows or capital equipment purchases. The Company does not enter into derivative financial instruments for speculative or trading purposes.

The Company may also utilize currency forward contracts to hedge currency exchange rate fluctuations related to certain short term foreign currency assets and liabilities. Gains and losses on these undesignated derivatives offset gains and losses on the assets and liabilities being hedged and the net amount is included in earnings. An immaterial amount of net gains and losses were included in net income or loss during the first nine months of fiscal 2008 and 2007.

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

Note 13

Industry Segments

The Company evaluates its reportable business segments in accordance with SFAS 131, Disclosures about Segments of an Enterprise and Related Information. The three reportable business segments are as follows:

•	Networking segment: includes network search engines, switching solutions, flow-control management devices, FIFOs, multi-port products, and integrated communications processors

•	Timing and Memory Interface segment: includes clock generation, distribution, high-performance server memory interfaces and other timing solution products

•	Standard Products and Other segment: includes high-speed SRAM, military applications, digital logic, telecommunications, PC audio and video products

The tables below provide information about these segments:

Revenues by segment

	Three months ended		Nine months ended
(in thousands)	Dec. 30, 2007	Dec. 31, 2006	Dec. 30, 2007	Dec. 31, 2006
Networking	$47,066	$58,580	$152,709	$190,535
Timing	119,619	105,512	348,918	291,482
Standard Products and Other	34,543	42,104	102,744	114,891

Total consolidated revenues	$201,228	$206,196	$604,371	$596,908

Income (loss) by segment

	Three months ended		Nine months ended
(in thousands)	Dec. 30, 2007	Dec. 31, 2006	Dec. 30, 2007	Dec. 31, 2006
Networking	$8,550	$12,653	$24,526	$51,387
Timing	37,950	30,009	107,483	81,815
Standard Products and Other	(1,975)	6,112	(2,622)	20,589
Amortization of intangible assets	(24,492)	(39,664)	(85,510)	(116,125)
Acquired IPR&D	—	—	—	(500)
Inventory FMV adjustment	—	(207)	—	(3,722)
Acquisition related costs and other	(398)	(727)	(2,045)	(3,719)
Severance and retention costs	(1,503)	(1,241)	(1,962)	(2,580)
Facility closure costs	38	(232)	(296)	(761)
Stock-based compensation expense	(9,391)	(11,178)	(33,021)	(35,419)
Asset impairment	—	—	—	(2,482)
Interest income and other	3,443	4,027	13,741	11,268
Interest expense	(20)	(59)	(89)	(210)

Income (loss) before income taxes	$12,202	$(507)	$20,205	$(459)

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

The Company maintains an accrual for obligations it incurs under its standard product warranty program and customer, part, or process specific matters. The Company’s standard warranty period is one year, however in certain instances the warranty period may be extended to as long as two years. Management estimates the fair value of the Company’s warranty liability based on actual past warranty claims experience, its policies regarding customer warranty returns and other estimates about the timing and disposition of product returned under the standard program. Customer, part, or process specific reserves are estimated using a specific identification method. Historical profit and loss impact related to warranty returns activity has been minimal. The total accrual was $0.3 million and $0.5 million as of December 30, 2007 and April 1, 2007, respectively.

Note 15

Restructuring and Asset Impairment

The following table shows the breakdown of the restructuring and asset impairment charges and the liability remaining as of December 30, 2007:

	Cost of goods sold	Operating Expenses
(In thousands)
Balance as of April 1, 2007	$1,272	$2,468
Cash payments	(330)	(593)

Balance as of July 1, 2007	$942	$1,875
Cash payments	(147)	(245)

Balance as of Sept. 30, 2007	795	1,630
Non-cash charges (credits)	(54)	159
Cash payments	(171)	(367)

Balance as of Dec. 30, 2007	$570	$1,422

Restructuring Actions

During Q3 2008, the Company initiated a reduction-in force, which primarily affected its San Diego design center. This restructuring action was taken to streamline our operations within one of our business units. This action resulted in the reduction of approximately 7 employees. The Company recorded a one-time restructuring expense of $0.3 million for severance and retention benefits in Q3 2008 associated with this action. During Q3 2008, the Company also entered into a new sublease agreement for our Salinas facility, resulting in a reduction to our accrued lease liabilities by $0.2 million. In addition, from Q2 2006 through Q3 2008, the Company made lease payments of $5.6 million related to vacated facilities in Santa Clara and Salinas.

Excluded from the above disclosure was an early termination agreement signed in Q3 2008 for our vacated facility in San Jose which was obtained in connection with our merger with ICS. Upon signing the termination agreement, the Company paid $1.4 million which resulted in a release of $0.2 million of restructuring expense as our original estimate for our remaining lease commitment was $1.6 million. We recorded the initial lease impairment charge in connection with the ICS merger against goodwill.

Note 16

Income Taxes

The Company recorded an income tax benefit of approximately $1.2 million in Q3 2008 compared to a provision of approximately $1.4 million in Q3 2007. The tax benefit in Q3 2008 is primarily attributable to the reversal of $1.2 million of deferred tax liability established in connection with the ICS merger, as a result of a lower enacted tax rate in one of our foreign jurisdictions during Q3 2008, offset by estimated foreign income, withholding taxes and estimated U.S. and state taxes related to the utilization of acquisition related net operating losses. The provision for income taxes in Q3 2007 primarily reflects estimated foreign income and withholding taxes and estimated U.S. state taxes.

The Company adopted the provisions of FIN 48 effective April 2, 2007. As a result of the implementation of FIN 48, the Company reclassified certain tax liabilities from current to non-current and recognized a $1.3 million decrease in liability for unrecognized tax benefits, which was accounted for as an increase to the April 2, 2007 opening balance of retained earnings of $61,000 and a reduction to goodwill of $1.3 million. In Q3 2008, our FIN 48 related liabilities decreased $1.3 million as a result of a change in the measurement of uncertain tax benefits recognized by the Company. For the nine months ended December 30, 2007, our FIN 48 related liabilities decreased $0.1 million.

As of December 30, 2007 and April 1, 2007, the Company has unrecognized tax benefits of approximately $46.5 million and $46.6 million, including interest and penalties. Included in the balance of unrecognized tax benefits as of December 30, 2007, is approximately $18.7 million of tax benefits that, if recognized, would affect the effective tax rate; approximately $6.8 million of tax benefits that, if recognized would affect goodwill; and approximately $18.5 million of tax benefits that, if recognized, would result in an adjustment to deferred tax assets that currently are offset by a full valuation allowance

In accordance with FIN 48, consistent with prior periods, the Company has decided to classify interest and penalties as a component of tax expense. Accrued interest and penalties relating to the income tax on the unrecognized tax benefit as of December 30, 2007 and April 1, 2007 and, were approximately $2.4 million and $2.1 million, respectively, with approximately $0.8 million being included as a component of provision for income taxes for the nine months ended December 30, 2007.

Our Pioneer tax certificate in Singapore, which exempts certain income from taxation, was set to expire on December 31, 2007.

On December 26, 2007, we applied for an extension of the Pioneer tax certificate. The Singapore EDB approved our application to extend the Pioneer tax certificate in January 2008 and offered to extend the Pioneer status of our Singapore subsidiary, until December 31, 2009. Currently we are evaluating whether to accept the offer from the Singapore EDB which is set to expire on March 11, 2008. If we had entered into an agreement with the EDB to extend the tax holiday during Q3 2008, the tax effect to the Q3 2008 tax provision would have been an additional tax benefit of $1.6 million.

As of December 30, 2007 and April 1, 2007, we were subject to examination in the U.S. federal tax jurisdiction for the fiscal years beginning with 2002. The IRS has conducted an audit of the ICS pre-acquisition income tax returns for fiscal year 2001 through 2003. The IRS proposed adjustments to increase income primarily related to transfer pricing issues that ICS had with its wholly owned foreign subsidiary. On January 17, 2006, the Company appealed the proposed adjustments with the IRS Appeals Office. Subsequently, several meetings have been held with the IRS to resolve the matter. The Company believes it is highly likely that a settlement will be agreed upon with the IRS within the next 12 months. If settled, the effect on the total unrecognized tax benefits will most likely be a decrease of $6.3 million, all of which will be a reduction in goodwill.

As of December 30, 2007 and April 1, 2007, we were also subject to examination in various state and foreign jurisdictions for tax years 2002 forward, none of which were individually material.

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

Complaints concerning SRAM products have also been filed against the Company in Ontario, British Columbia and Quebec, Canada. The allegations in these Complaints are parallel to the allegations in the Complaints pending in the United States. No response from the Company will be required until a Motion for Class Certification, if any, is filed.

Given the early stage of these matters, the Company cannot predict their outcome or provide an estimate of any possible losses. Any litigation could be costly, divert our management’s attention and could have a material and adverse effect on the Company’s business, results of operations, financial condition or cash flows. The Company intends to vigorously defend these actions.

Note 18

Share Repurchase Program

On January 18, 2007, the Company’s Board of Directors initiated a $200 million share repurchase program. In Q1 2008, the Company repurchased approximately 6.6 million shares at an average price of $15.07 per share for a total purchase price of $99.8 million. During Q2 2008, the Company repurchased approximately 2.5 million shares at an average price of $15.27 per share for a total purchase price of $38.9 million. On October 19, 2007, the Company’s Board of Directors approved a $200 million expansion of the share repurchase program to a total of $400 million. During Q3 2008, the Company repurchased approximately 8.1 million shares at average price of $12.64 per share for a total purchase price of $101.8 million. Share repurchases were recorded as treasury stock and resulted in a reduction of stockholders’ equity. As of December 30, 2007, approximately $135 million was available for future purchase under the share repurchase program.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All references are to our fiscal quarters ended December 30, 2007 (Q3 2008), September 30, 2007 (Q2 2008), July 1, 2007 (Q1 2008) and December 31, 2006 (Q3 2007), unless otherwise indicated. Quarterly financial results may not be indicative of the financial results of future periods.

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

Income Taxes. We account for income taxes under an asset and liability approach that requires the expected future tax consequences of temporary differences between book and tax bases of assets and liabilities be recognized as deferred tax assets and liabilities. Generally accepted accounting principles require us to evaluate our ability to realize the value of our net deferred tax assets on an ongoing basis. A valuation allowance is recorded to reduce the net deferred tax assets to an amount that will more likely than not be realized. Accordingly, we consider various tax planning strategies, forecasts of future taxable income and our most recent operating results in assessing the need for a valuation allowance. In the consideration of the ability to realize the value of net deferred tax assets, recent results must be given substantially more weight than any projections of future profitability. In the fourth quarter of fiscal 2003, we determined that, under applicable accounting principles, it was more likely than not that we would not realize any value for any of our net deferred tax assets. Accordingly, we established a valuation allowance equal to 100% of the amount of these net assets. Our assumptions regarding the ultimate realization of these assets remained unchanged in Q3 2008 and accordingly, we continue to maintain a valuation allowance equal to 100% of the amount of these net deferred assets.

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

Calculating the fair value of share-based awards at the date of grant requires us to make estimates that involve significant judgment. We use the Black-Scholes valuation model to estimate the fair value of employee stock options, restricted stock units and the rights to purchase shares under employee stock purchase plan, consistent with the provisions of SFAS 123(R). Option-pricing models require the input of highly subjective assumptions, including the expected term of options and the expected price volatility of the stock underlying such options. Our stock price volatility assumption is based on a blend of historical volatility of the Company’s common stock and implied volatility of call options and dealer quotes on call options, generally having a term of less than twelve months. Changes in the subjective assumptions required in the valuation models may significantly affect the estimated value of the stock-based awards, the related stock-based compensation expense and, consequently, our results of operations.

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

Our reportable segments include the following:

•	Networking segment (which includes network search engines, switching solutions, flow-control management devices, FIFOs, multi-port products, and integrated communications processors)

•	Timing and Memory Interface segment (which includes clock generation, distribution, high-performance server memory interfaces and other timing solution products)

•	Standard Products and Other segment (which includes high-speed SRAM, military applications, digital logic, telecommunications, PC audio and video products)

Revenues (Q3 2008 compared to Q3 2007). Our revenues for Q3 2008 were $201.2 million, a decrease of $5.0 million, or 2% compared to the same period one year ago.

Networking Segment

Revenues in our Networking segment decreased $11.5 million or 20% year over year, from $58.6 million in Q3 2007 to $47.1 million in Q3 2008. Revenues within our IP-Co Processors division decreased approximately 25%, driven by lower orders from our largest customer as they worked through their excess inventory. Revenues within our Switching Solutions division decreased approximately 24% as the ramp down of our legacy integrated communications products outpaced the growth in our new PCI Express products. Revenues within our Flow Control Management division decreased approximately 12% due to continued weakness in our wireless base-station end markets.

Timing and Memory Interface Segment

Revenues in our Timing and Memory Interface segment increased $14.1 million, or 13% year-over-year, from $105.5 million in Q3 2007 to $119.6 million in Q3 2008. The increase was primarily driven by revenues from our PC Clock (up 28%), and Microclock (up 27%) divisions, as a result of increased seasonal demand in the PC and consumer clocks including the gaming markets. Overall PC Clock division revenues also benefited by lower stock rotation returns from our APAC POP distributors than previously reserved. Revenues within our Netcom division also increased significantly year over year as we continue to gain traction with our timing products in these markets. Revenues within our Memory Interface division decreased 10% year-over-year, primarily from a decrease in our Advanced Memory Buffer (AMB) product, as a customer developed their own device and shifted their demand in house.

Standard Products and Other Segment

Revenues in our Standard Products and Other segment decreased 18%, from $42.1 million in Q3 2007 to $34.5 million in Q3 2008. Revenues from our SRAM and digital logic products decreased significantly year over year as a result of decreased demand in the communication IC market. PC Audio revenues also decreased year over year as Q3 2007 included revenues related to the initial ramp of the PC Audio product subsequent to our acquisition. Partially offsetting this decrease is an increase in our military business when compared to the same period one year ago.

Across Geographies

Revenues in Asia Pacific, North America, Japan and Europe accounted for 58%, 27%, 9% and 6%, respectively, of consolidated revenues in Q3 2008 compared to 48%, 30%, 12%, and 10%, respectively, in Q3 2007. The Asia Pacific region continues to be our strongest region, as many of our largest customers utilize manufacturers in this low cost region. We attribute the year-over-year shift in revenues to Asia Pacific from the other regions to be the result of the addition of the PC Audio business and the emergence of AMB, both of which were strongest in the APAC region, along with sales of product for the gaming market, which is also manufactured primarily in the APAC region.

Revenues (first nine months of fiscal 2008 compared to first nine months of fiscal 2007). Our year-to-date revenues through Q3 2008 were $604.4 million, an increase of $7.5 million, or 1% when compared to the same period one year ago. Revenues in our Timing and Memory segment increased $57.5 million, or 20%, driven by increased demand for our PC and consumer clocks including the gaming markets along with the ramp up and market acceptance of our AMB technology. In addition, year-to-date 2008 revenues also benefited from lower stock rotation returns than previously reserved. Offsetting this increase, the revenues in our Networking segment decreased $37.8 million, or 20%, due to slowing demand in communication end markets. Finally, revenues in our Standard Products and Other segment decreased $12.2 million, or 11%, primarily from the ramp down in our legacy SRAM and digital logic products, partially offset by contribution from the acquisition of the PC audio business during Q2 2007.

Revenues (recent trends and outlook). We currently project our revenue in Q4 2008 will decrease significantly when compared to Q3 2008, as we anticipate weaker demand in our game console and PC market due to seasonality as well as continued weakness in the communications end markets.

The following table shows gross profit and gross margin (in thousands):

	Three months ended		Nine months ended
	Dec. 30, 2007	Dec. 31, 2006	Dec. 30, 2007	Dec. 31, 2006
Gross Profit	$88,324	$85,790	$261,402	$256,695
Gross Margin	44%	42%	43%	43%

Gross profit (Q3 2008 compared to Q3 2007). Gross profit was $88.3 million in Q3 2008, an increase of $2.5 million compared to $85.8 million in Q3 2007. Gross margin in Q3 2008 was 44%, an increase of 2% compared to $42% in Q3 2007. The increase in gross margin was primarily driven by a $5.3 million year-over-year decrease in intangible asset amortization as a portion is being amortized on an accelerated method, resulting in decreased amortization over time and a reduction of $1.2 million in equipment and depreciation expenses. In addition, Q3 2007 included $0.6 million of severance and retention costs and $0.4 million assembly transition costs associated with the transition of our assembly operations in Penang to a third party. Offsetting these increases, our gross margin was negatively impacted by declines in the average selling prices of our products. In addition, the utilization of our manufacturing capacity in Oregon decreased from approximately 84% of equipped capacity in Q3 2007 to 65% of equipped capacity in Q3 2008. The fab utilization was significantly higher in Q3 2007 due to build ahead in connection with the transition of our remaining assembly operations to a third-party. Finally, the gross profit in Q3 2008 and Q3 2007 benefited by approximately $0.6 million and $1.2 million, respectively, from the sale of product previously reserved. The benefit in Q3 2008 and Q3 2007 were more than offset by incremental inventory reserves.

Gross Profit (first nine months of fiscal 2008 compared to the first nine months of fiscal 2007). Our year-to-date gross profit through Q3 2008 was $261.4 million, an increase of $4.7 million, or 2% compared to the same period one year ago. Our gross margin for nine months of fiscal 2008 was flat compared with the same period a year ago. Our YTD gross profit included a $13.1 million year-over-year decrease in intangible asset amortization, a significant decrease in equipment and depreciation expenses and the absence of the asset impairment charge of the Philippines facility for $2.5 in Q2 2007. Gross profit in first nine months of fiscal 2008 and fiscal 2007 benefited by $2.1 million and $1.2 million from the sale of inventory previously reserved. Offsetting the above effects was lower utilization of our Oregon manufacturing facility, lower average selling prices for our products, higher inventory reserves, and a shift in product mix, from higher margin to lower margin products.

Operating Expenses

The following table shows operating expenses (in thousands):

	Three months ended				Nine months ended
	Dec 30, 2007	% of Net Revenues	Dec. 31, 2006	% of Net Revenues	Dec 30, 2007	% of Net Revenues	Dec. 31, 2006	% of Net Revenues
Research and Development	$40,616	20%	$43,474	21%	$127,191	21%	$123,941	21%
Selling, General and Administrative	$38,929	19%	$46,791	23%	$127,658	21%	$143,771	24%
In-process Research and Development	—	—	—	—	—	—	$500	0%

Research and development (Q3 2008 compared to Q3 2007). Research and Development (R&D) expense decreased $2.9 million in Q3 2008 compared to Q3 2007. The decrease was primary attributable to a $1.7 million reduction in stock-based compensation expenses as the stock options granted in connection with the ICS merger have been substantially amortized. In addition, our indirect materials and equipment expenses decreased $2.2 million, primarily related to lower photomask costs attributable to the timing of product development activities. Offsetting these amounts was an increase in employee-related expenses of $1.1 million related to higher headcount as compared to the year ago period.

Research and development (first nine months of fiscal 2008 compared to the first nine months of fiscal 2007). Our year-to-date R&D expenses through Q3 2008 were $127.2 million, an increase of $3.3 million, or 3% compared to the same period one year ago. The increase was primarily attributable to $5.8 million of incremental employee-related expenses, as a result of the increase in headcount due to the acquisition of PC audio business in Q2 2007. Offsetting this amount was a $1.2 million reduction in stock-based compensation expenses as the stock options granted in connection with the ICS merger have been substantially amortized. In addition, our indirect materials and equipment expenses decreased $1.0 million, primarily related to lower photomask costs and depreciation expenses.

We anticipate that R&D spending in Q4 2008 will be lower as compared to Q3 2008.

Selling, General and Administrative (Q3 2008 compared to Q3 2007). Selling, General and Administrative (SG&A) expenses decreased $7.9 million in Q3 2008 compared to Q3 2007. The decrease is primarily attributable to a $9.7 million reduction in ICS intangible asset amortization, a portion of which is being amortized on an accelerated method, resulting in decreased amortization expense over time. This decrease was partially offset by an increase of $1.1 million in our employee-related expenses related to an executive transition agreement with our Chief Executive Officer. In addition, sales representative commissions increased $0.5 million as a higher percentage of our revenues were generated through sales representatives. Other increases included a $0.6 million increase in outside service expenses.

Selling, General and Administrative (first nine months of fiscal 2008 compared to the first nine months of fiscal 2007). Our year-to-date SG&A expenses through Q3 2008 were $127.7 million, a decrease of $16.1 million, or 11% compared to the same period one year ago. The decrease was attributable to $17.3 million reduction of intangible asset amortization, as a portion of which is being amortized on an accelerated method and a decrease of $1.9 million reduction in stock-based compensation expense. Offsetting these amounts was an increase in sales representative commissions of $2.2 million.

We currently anticipate that SG&A spending in Q4 2008 will be lower as compared to Q3 2008.

Interest income and other, net. Interest income and other, net, was $3.4 million in Q3 2008, a decrease of $0.6 million, or 15% compared to Q3 2007. The decrease is primarily attributable to a loss of $0.3 million in our investment portfolio of marketable equity securities related to deferred compensation arrangements while in Q3 2007; we recorded a gain of $0.7 million.

Provision (benefit) for income taxes. We recorded an income tax benefit of $1.2 million in Q3 2008, as compared to income tax expense of $1.4 million in Q3 2007. The tax benefit in Q3 2008 is primarily attributable to the reversal of $1.2 million of deferred tax liability established in connection with the ICS merger, as a result of a lower enacted tax rate in one of our foreign jurisdictions during Q3 2008, offset by estimated foreign income, withholding taxes and estimated U.S. and state taxes related to the utilization of acquisition related net operating losses. The provision for income taxes in Q3 2007 primarily reflects estimated foreign income and withholding taxes and estimated U.S. state taxes.

We recorded an income tax provision of $3.1 million for the nine months ended Q3 2008, a decrease of $0.6 million, or 16% compared to the nine months ended Q3 2007. The provision for income taxes in the nine months ended Q3 2008 benefited by the reversal of deferred tax liability as discussed above. It also included estimated foreign income, withholding taxes and estimated U.S. and state taxes. The income tax provision for the nine months ended Q3 2007 primarily reflects estimated foreign income and withholding taxes and U.S. state taxes.

Our Pioneer tax certificate in Singapore, which exempts certain income from taxation, was set to expire on December 31, 2007. On December 26, 2007, we applied for an extension of the Pioneer tax certificate. The Singapore EDB approved our application to extend the Pioneer tax certificate in January 2008 and offered to extend the Pioneer status of our Singapore subsidiary, until December 31, 2009. Currently we are evaluating whether to accept the offer from the Singapore EDB which is set to expire on March 11, 2008. If we had entered into an agreement with the EDB to extend the tax holiday during Q3 2008, the tax effect to the Q3 2008 tax provision would have been an additional tax benefit of $1.6 million.

As of December 30, 2007, we continued to maintain a full valuation allowance against our net U.S. deferred tax asset as we could not conclude that it is more likely than not that we will be able to realize our U.S. deferred tax assets in the foreseeable future. We will continue to evaluate the release of the valuation allowance on a quarterly basis.

As of December 30, 2007, we were subject to examination in the U.S. federal tax jurisdiction for the fiscal years beginning with 2002. The IRS has conducted an audit of the ICS pre-acquisition income tax returns for fiscal year 2001 through 2003. The IRS proposed adjustments to increase income primarily related to transfer pricing issues that ICS had with its wholly owned foreign subsidiary. On January 17, 2006, the Company appealed the proposed adjustments with the IRS Appeals Office. Subsequently, several meetings have been held with the IRS to resolve the matter. The Company believes it is highly likely that a settlement will be agreed upon with the IRS within the next 12 months. If settled, the effect on the total unrecognized tax benefits will most likely be a decrease of $6.3 million, all of which will be a reduction in goodwill.

As of December 30, 2007, we were also subject to examination in various state and foreign jurisdictions for tax years 2002 forward, none of which were individually material.

Liquidity and Capital Resources

Our cash and short-term investments were $284.7 million at December 30, 2007, a decrease of $75.2 million compared to April 1, 2007. We had no debt outstanding at December 30, 2007.

We recorded net income of $17.1 million in the first nine months of fiscal 2008, compared to net loss of $4.2 million in the first nine months of fiscal 2007. Net cash provided by operating activities increased $3.8 million, or 3% to $138.1 million in the first nine months of fiscal 2008 compared to $134.3 million in the first nine months of fiscal 2007. A summary of the significant non-cash items included in net income is as follows:

•

Amortization of intangible assets was $85.5 million in the first nine months of fiscal 2008, compared to $116.1 million in the same period one year ago. The decrease is primarily associated with intangible assets related to our merger with ICS, a portion of which are being amortized on an accelerated method, resulting in decreased amortization expense over time.

•

We recorded restructuring and impairment charges of $2.7 million in the first nine months of fiscal 2007 primarily related to an impairment charge to reduce the carry value of our facility in Manila, the Philippines which we had no similar charges in the first nine months of fiscal 2008.

•

Gains on the sale of equity investments were $1.7 million in the first nine months of fiscal 2008, compared to zero in the same period one year ago. In the first nine months of 2008, we sold approximately 1.3 million shares of our equity investment in Maxtek. We had no similar activities in the first nine months of fiscal 2007.

Net uses of cash related to working capital-related items improved $22.2 million, from a net $41.2 million use of cash in the first nine months of fiscal 2007 to a net $19.0 million use of cash in first nine months of fiscal 2008. A summary of significant working capital items providing relatively more cash in the first nine months of fiscal 2008 included:

•

A decrease in inventory of $5.5 million in first nine months of fiscal 2008, compared to an increase of $24.6 million in first nine months of fiscal 2007. The decrease in fiscal 2008 is primarily attributable to our efforts to align our inventory levels to meet current demand while the increase in fiscal 2007 was attributable to the ramp of our AMB product and the acquisition of the PC Audio business. In addition, we built additional inventory in Q3 2007 in anticipation of the transition of our remaining assembly operations to a third-party.

•

An increase in income taxes payable of $4.6 million in the first nine months of fiscal 2008, compared to a decrease of $12.2 million in the first nine months of fiscal 2007. The increase is attributable to taxes payable on income earned primarily in foreign jurisdictions and reduction in tax liability for unrecognized tax benefit related to the adoption of FIN 48 in Q1 2008. The decrease in the first nine months of fiscal 2007 is primarily attributable to tax payments.

•

An increase in accounts receivable of $2.3 million in first nine months of fiscal 2008, compared to an increase of $6.9 million in the first nine months of fiscal 2007. The increase in both periods is primarily attributable to increased revenue as a result of strong seasonal demand in computing and consumer market. Fiscal 2007 also included the benefits of the AMB ramp up and the acquisition of the PC Audio business.

•

An increase in prepayments and other assets of $5.4 million in first nine months of fiscal 2008, compared to an increase of $10.4 million in the first nine months of fiscal 2007. The increase in the first nine months of fiscal 2008 is primarily attributable to the purchase of approximately $7.5 million of software design tools in Q1 2008, $4.0 million of software design tools and $1.2 million of supply chain management software in Q2 2008, partially offset by the standard prepaid amortization. The increase in the first nine months of fiscal 2007 is due to other receivables related to assembly equipment sold to third-parties.

The above factors were offset by other working capital items that used relatively more cash in first nine months of fiscal 2008:

•

A decrease in accrued compensation of $7.1 million in first nine months of fiscal 2008, compared to an increase of $0.1 million in the first nine months of fiscal 2007. The decrease is primarily attributable to our bi-annual payout of employee performance-related bonus in November 2007, offset by additional accruals related to our fiscal 2008 award program. In addition, the accrued salaries and wages decreased due to the timing of our fiscal period end and the payroll cycle.

•

A decrease in other accrued and long term liability of $6.1 million in first nine months of fiscal 2008, compared to zero in the first nine months of fiscal 2007. The decrease in the first nine months of fiscal 2008 is primarily attributable to an adjustment of previous reserved lease impairment for vacated facilities as we completed a buyout of the San Jose ICS lease with the landlord and subleased the Salinas facility in Q3 2008. Fiscal 2008 is partially offset by a $1.2 million accrual related to the executive transition agreement signed with our Chief Executive Officer in Q3 2008.

•

A decrease in deferred income on shipments to distributors of $5.5 million in first nine months of fiscal 2008, compared to an increase of $4.2 million in first nine months of fiscal 2007. The decrease in the first nine months of fiscal 2008 is primarily attributable to our distributors adjusting their inventories level in light of challenges in the communications and consumer end markets.

•

A decrease in accounts payable of $2.8 million in the first nine months of fiscal 2008, compared to an increase of $7.3 million in the first nine months of fiscal 2007. The decrease in the first nine months of fiscal 2008 is primarily attributable to a decrease in the volumes of foundry and subcontract activity along with the timing of payments.

Net cash used by investing activities was $14.1 million in the first nine months of fiscal 2008, compared to net cash used of $171.3 million in the first nine months of fiscal 2007. The decrease is primarily attributable to $73.2 million used to purchase Sigmatel’s PC Audio business in Q2 2007. In addition, in the first nine months of fiscal 2008, we increased our investment portfolio by $0.5 million using cash from operations while in the first nine months of fiscal 2007, we increased our investment portfolio by $84.5 million.

Net cash used in financing activities in first nine months of fiscal 2008 was $201.3 million, compared to $55.5 million of cash provided in the first nine months of fiscal 2007. During the first nine months of fiscal 2008, we repurchased approximately $240.5 million of common stock, offset by proceeds of approximately $39.1 million from the exercise of employee stock options and the issuance of stock under our employee stock purchase plan. In the first nine months of fiscal 2007, we repurchased approximately $100.0 million of common stock, offset by proceeds of $44.5 million from the exercise of employee stock options and the issuance of stock under our employee stock purchase plan.

We anticipate capital expenditures of approximately $20.0 million during fiscal 2008 to be financed through cash generated from operations and existing cash and investments. This estimate includes $13.6 million in capital expenditures in first nine months of fiscal 2008.

We believe that existing cash and investment balances, together with cash flows from operations, should be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months. Should we need to investigate other financing alternatives however, we cannot be certain that additional financing will be available on satisfactory terms.

Off-balance Sheet Arrangements

As of December 30, 2007, we had no off-balance sheet arrangements, as defined under SEC Regulation S-K Item 303(a) (4).

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS 141 (R), Business Combinations (SFAS 141(R)). The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for preacquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We are currently evaluating the impact of the pending adoption of SFAS 141(R) on our consolidated financial statements.

In February 2007, the FASB issued SFAS 159, the Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 provides companies the option (fair value option) to measure certain financial instruments and other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007, although earlier adoption is permitted. The Company is currently evaluating whether the adoption of SFAS 159 will have a material effect on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements (SFAS 157), which enhances existing guidance for measuring assets and liabilities using fair value. SFAS 157 defines fair value, provides a framework for measuring fair value, and expands disclosures required for fair value measurement. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating whether the adoption of SFAS 157 will have a material effect on our consolidated financial position, results of operations or cash flows.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our interest rate risk relates primarily to our short-term investments of $114.7 million as of December 30, 2007. By policy, we limit our exposure to long-term investments and mitigate the credit risk through diversification and adherence to a policy requiring the purchase of highly rated securities. As of December 30, 2007 and April 1, 2007, the Company maintained its cash and investment portfolio in a variety of highly liquid money market funds and fixed income securities including such investments as short term and long term corporate debt and treasuries. As interest rates move, the market value of these fixed income securities will increase or decrease inversely to the interest rate change. Should the Company sell these securities prior to its maturity, a realized gain or loss will result based upon the change in interest rate since the time of purchase. Due to the relatively short duration of our investment portfolio, a hypothetical 10% change in interest rates would not have a material effect on the value of our portfolio at this time. We do not currently use derivative financial instruments in our investment portfolio.

In addition, we maintain a portfolio of investments for certain deferred compensation arrangements, the fair value of which was $14.7 million as of December 30, 2007. The portfolio is managed to achieve the same investment allocation as the participants’ directed investment election, which is classified in Other Long-Term Liabilities within the Consolidated Balance Sheet.

At December 30, 2007, we had no outstanding debt.

We are exposed to foreign currency exchange rate risk as a result of international sales, assets and liabilities of foreign subsidiaries, local operating expenses of our foreign entities and capital purchases denominated in foreign currencies. We may use derivative financial instruments to help manage our foreign currency exchange exposures. However, as of December 30, 2007, we have no such instruments outstanding. We do not enter into derivatives for speculative or trading purposes. We performed a sensitivity analysis as of December 30, 2007 and determined that, without hedging the exposure, a 10% change in the value of the U.S. dollar would result in an approximate 0.4% impact on gross profit margin percentage, as we operate manufacturing facilities in Malaysia and Singapore, and an approximate 0.5% impact to operating expenses (as a percentage of revenue) as we operate sales offices throughout APAC, Japan and Europe and design centers in China and Canada.

We did not have any currency exposure related to any outstanding capital purchases as of December 30, 2007 or April 1, 2007.

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

At December 30, 2007, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level. There have been no changes in our internal control over financial reporting during the Company’s most recent fiscal quarter that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

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

Complaints concerning SRAM products have also been filed against the Company in Ontario, British Columbia and Quebec, Canada. The allegations in these Complaints are parallel to the allegations in the Complaints pending in the United States. No response from the Company will be required until a Motion for Class Certification, if any, is filed.

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

A significant amount of our accounts receivable is concentrated with a relatively small number of our customers. We maintain significant relationships with several global distributors and EMSs. For example, Maxtek and its affiliates represented 29% of our gross accounts receivable balance as of December 30, 2007. If any one or more of these global distributors or EMSs were to file for bankruptcy or otherwise experience significantly adverse financial conditions, our business and financial results could be adversely impacted.

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

We are dependent on a concentrated group of customers for a significant part of our revenues. A large portion of our revenues depend on sales to a limited number of customers. If these relationships were to diminish, or if these customers were to develop their own solutions or adopt a competitor’s solution instead of buying our products, our results could be adversely affected. For example, any diminished relationship with Cisco or other key customers could adversely affect our results. While we historically have made relatively few sales to Cisco directly, when all channels of distribution are considered, including sales of product to EMS customers, we estimate that end-customer sales to Cisco represented approximately 15% of our revenues during the first nine months of fiscal 2008.

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

Finally, we utilize a relatively small number of global and regional distributors around the world, who buy product directly from us on behalf of their customers. For example, one family of distributors, Maxtek and its affiliates, represented approximately 20% of our revenues for fiscal 2007 and represented approximately 29% of our gross accounts receivable as of December 30, 2007. If our business relationships were to diminish or any one or more of these global distributors were to file for bankruptcy or otherwise experience significantly adverse financial conditions, our business could be adversely impacted. Because we continue to be dependent upon continued revenue from a small group of OEM end customers, EMSs and global and regional distributors, any material delay, cancellation or reduction of orders from or loss of these or other major customers could cause our sales to decline significantly, and we may not be able to reduce the accompanying expenses at the same rate.

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

International operations add increased volatility to our operating results. A substantial percentage of our revenues are derived from international sales, as summarized below:

(percentage of total revenues)	First nine months of fiscal 2008	Twelve months of fiscal 2007	Twelve months of fiscal 2006
Asia Pacific	56%	47%	49%
Americas	28%	30%	26%
Japan	9%	13%	13%
Europe	7%	10%	12%

Total	100%	100%	100%

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

In addition, in support of our international operations, a portion of our cash and investment portfolio accumulates offshore. At December 30, 2007, we had cash and investments of approximately $96.6 million invested overseas in accounts belonging to various IDT foreign operating entities. While these amounts are primarily invested in US dollars, a portion is held in foreign currencies, and all offshore balances are exposed to local political, banking, currency control and other risks. In addition, these amounts may be subject to tax and other transfer restrictions.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information with respect to repurchases of our common stock during the third quarter of fiscal 2008:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Approximate total dollar value of shares that may yet be purchased under the program (1)
September 30, 2007 – October 28, 2007	—	—	—	—
October 29, 2007 – November 25, 2007	6,430,000	$12.82	6,430,000	$153,941,633
November 26, 2007 – December 30, 2007	1,622,200	$11.93	1,622,200	$134,586,676

Total	8,052,200	$12.64	8,052,200

(1)	On January 18, 2007, the Company’s Board of Directors authorized a program to repurchase up to $200 million of the Company’s common stock. During the fourth quarter of fiscal 2007, the Company repurchased approximately 1.6 million shares at an average price of $15.93 per share for a total purchase price of $24.9 million. During the first quarter of fiscal 2008, the Company repurchased approximately 6.6 million shares at an average price of $15.07 per share for a total purchase price of $99.8 million. During the second quarter of fiscal 2008, the Company repurchased approximately 2.5 million shares at an average price of $15.27 per share for a total purchase price of $38.9 million. On October 19, 2007, the Company’s Board of Directors approved a $200 million expansion of the share repurchase program to a total of $400 million. During the third quarter of fiscal 2008, the Company repurchased approximately 8.1 million shares at an average price of $12.64 per share for a total purchase price of $101.8 million. As of December 30, 2007, approximately $135 million was available for future purchase under the share repurchase.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)	The following exhibits are filed herewith:

Exhibit number	Description

10.1	Executive Transition Agreement, dated November 13, 2007, by and between Registrant and Gregory S. Lang (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K as filed on November 16, 2007)

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, dated February 6, 2008.

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, dated February 6, 2008.

32.1	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, dated February 6, 2008.

32.2	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, dated February 6, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRATED DEVICE TECHNOLOGY, INC.

Date: February 6, 2008	/s/ GREGORY S. LANG
Gregory S. Lang
President and Chief Executive Officer (duly authorized officer)

Date: February 6, 2008	/s/ CLYDE R. HOSEIN
Clyde R. Hosein
Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)