Form 10-K
period 2008-03-30
INTEGRATED DEVICE TECHNOLOGY INC
filed 2008-05-21
CIK 703361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☒  Large accelerated filer    ☐  Accelerated filer    ☐  Non-accelerated filer    ☐  Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes  ☐    No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $1.9 billion, computed by reference to the last sales price of $15.48 as reported by The NASDAQ Stock Market LLC, as of the last business day of the registrant’s most recently completed second fiscal quarter, September 28, 2007. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s Common Stock, $.001 par value, as of April 27, 2008, was approximately 171,287,578.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13, and 14 of Part III incorporate information by reference from the registrant’s Proxy Statement for the 2008 Annual Meeting of Stockholders.

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

We design, develop, manufacture and market a broad range of low power, high-performance mixed-signal semiconductor solutions for the advanced communications, computing and consumer industries. Our communications products target markets including the core, metro, access, enterprise, small office/home office (SOHO), data center and wireless markets. Our computing products are designed specifically for desktop, notebook, sub-notebook, storage, and server applications while our consumer products are optimized for gaming consoles, set-top boxes, digital TV and smart phones.

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

We seek to differentiate our products from our competitors’ products through the following capabilities:

•	Investment in system-level knowledge and whole product solution elements that allow us to solve difficult technology problems for our customers and enable them to rapidly deploy new technology;

•	Application of our diverse skill, know-how and technology to help our customers achieve maximum benefit from evolving technology standards relevant in the market;

•	Demonstrating the dependability and reliability of an experienced, high-volume vendor with a long-term view; and

•	Combining our digital design silicon heritage with the latest in analog, mixed-signal capabilities to provide value-add, quick turn benefits to our customers.

IDT was incorporated in California in 1980 and reincorporated in Delaware in 1987. The terms “the Company,” “IDT,” “our,” “us” and “we” refer to Integrated Device Technology, Inc. and its consolidated subsidiaries.

PRODUCTS AND MARKETS

We provide a broad portfolio of essential semiconductor solutions, including integrated circuits (ICs) that enable digital media to be transported, processed and experienced in current and next-generation communications, computing and consumer applications. We serve equipment vendors by applying our advanced hardware, integrated software and heritage technologies to create flexible, highly-integrated products that enhance the functionality and processing of digital media.

We operate in three business segments:

•	Networking

•	Timing and Memory Interface

•	Standard Products and Other

During fiscal 2008, the Networking, Timing and Memory Interface, and Standard Products and Other segments accounted for approximately 26%, 57% and 17% respectively, of our total revenues of $781.5 million. In fiscal 2007, these segments accounted for approximately 31%, 50% and 19% of our total revenues of $803.6 million. During fiscal 2006, these segments accounted for approximately 44%, 35% and 21%, respectively, of our total revenues of $527.8 million.

We offer custom designed products, Application-Specific Standard Products (ASSPs) and general purpose industry-standard products.

Networking Segment

This segment includes network search engines and search accelerators, switching solutions, Serial RapidIO® Solutions, FIFOs, multi-port products and integrated communications processors.

Network Search Engines and Search Accelerators: Our family of network search engines (NSEs) and search accelerators are based on the integration of ternary content addressable memory (TCAM) and high-performance logic. IDT search/route accelerators and NSEs support network processing units and application-specific integrated circuits (ASICs) or field-programmable gate arrays (FPGAs), and enable intelligent application management in next-generation networking equipment. Our portfolio includes a family of custom devices, as well as devices with high-performance interfaces for ASICs, and glue-less interfaces to leading network processors, to accelerate packet classification and forwarding in core, metro, enterprise, wireless and access networks. We offer a combined search and route accelerator solution which assists packet header processing with industry leading performance and service capabilities at wire speed. The solution is application optimized for both complex IPv6 forwarding and classification lookups at 40 Gbps throughput and beyond, enabling next-generation networking equipment to work faster, smarter and more efficiently. The IDT search accelerator family allows for the delivery of one billion searches per second performance, integrated error correction code (ECC), and an IPv6-optimized 80-bit dual data rate (DDR) interface.

Switching Solutions: We have been aggressively driving products and ecosystem development for our standards-based switching solutions, featuring Peripheral Component Interconnect Express (PCI Express® or PCIe®). Our family of PCI Express switching solutions is aimed at high-performance server, storage, embedded, and communications applications. Moreover, we offer customers a complete integrated hardware/software development kit that includes evaluation boards, software drivers and a graphical user interface that enables complete system configuration and optimization. Our PCIe Gen 1 and Gen 2 devices are optimized for I/O Expansion as well as devices optimized for system interconnect and inter-domain communications, ultimately offering our customer a broad PCIe switching portfolio. We are currently the only company to have a PCIe Gen 2 switch in production.

Serial RapidIO® Solutions: Our family of Serial RapidIO® products provides cost-effective, off-the-shelf solutions targeting wireless base station infrastructure applications; specifically baseband processing solutions that utilize DSP clusters as well as radio card interface solutions utilizing the Common Public Radio Interface (CPRI™) industry standard. The Pre-Processing Switch (PPS) family is central to the DSP clusters and increases the efficiency of the DSPs by performing data alignment, packet assembly, summing and multi-casting of the data to multiple endpoints thus eliminating the need for additional FPGAs. The Central Packet Switch (CPS) family addresses the needs of switching data between multiple endpoints without pre-processing of the data. These switches are ideal for central switch cards as well as baseband processing cards. The Serial Buffer family of devices provides all the necessary buffering and storage of data at full 10Gb line rates as well as parallel interfaces to enable the use of legacy components over a non-Serial RapidIO® interface. The Functional InterConnect (FIC) devices offer low-cost connectivity between Serial RapidIO®, CPRI™, TDM, and parallel interfaces. A “Baseband-on-a-Card” uTCA board with software and Application Programming Interfaces (APIs) enable our customers to significantly improve their time-to-market. These Serial RapidIO® Solutions are also ideal for other DSP cluster applications including video imaging, IPTV, medical and military applications.

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

Multi-port Memory Products: We offer a comprehensive portfolio of high-performance multi-port memory products. Our portfolio consists of more than 150 types of asynchronous and synchronous dual-ports, tri-ports, four-ports and bank-switchable dual-ports. These devices are well-suited for wireless infrastructures, networking, storage, wireless handsets, high-speed image processing and multi-core computing, such as supercomputers.

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

PC Clocks: Our PC clocks offer a unique combination of features and high performance, enabling leading edge technologies such as PCI Express (Generation 1 and 2), as well as fully-buffered dual in-line memory modules

(FB-DIMM). In addition, we also provide customized clock solutions, offering optimized feature sets to meet the needs of specific motherboards. We offer the industry’s largest portfolio of PC clock products for all generations of Intel, ATI Technologies, Via Technologies, Silicon Integrated Systems (SiS) Corp. and AMD motherboards.

Memory Interface Products: The broad range of our products for DIMMs is a direct result of our significant experience in timing, high-speed serial interface and logic technologies. Our advanced memory buffer devices (AMB) are a class of products that provide a high-speed, serial, communications interface between the memory controller and modules on the channel of FB-DIMMs for server and workstation applications. Our double data rate (DDR) register and PLL chipsets also meet the latest memory speed needs of server and workstation devices.

Consumer Clocks: Optimized for digital consumer applications, such as video game consoles, set-top boxes (cable satellite and internet protocol/digital subscriber line), digital TV and DVD recorders, our consumer clocks consist of both custom and off-the-shelf solutions. Products include programmable timing devices that address in-system programming and test, clock redundancy and I/O translation. By directly enhancing design flexibility, portability and reliability, these products also reduce inventory and test costs. Our other consumer clocks include: zero-delay buffers, clock synthesizers, voltage-controlled crystal oscillators and spread-spectrum clock generators.

Communication Clocks: Created for networking, communications (SONET/SDH), advanced computing (servers and workstations) and enterprise storage (SAN & NAS) applications, our communication clocks include high-performance and high-reliability frequency generation and clock distribution products enabling clock-tree development, clock synthesizers optimized for Freescale PowerQUICC™ processors, FemtoClocks™ ultra-low jitter clock sources, Stratum-compliant jitter attenuation and frequency translation PLLs, surface acoustic wave (SAW) PLL communications modules and voltage-controlled SAW oscillator modules.

Standard Products and Other Segment

Telecommunications Products: We offer a broad telecommunications semiconductor portfolio, including products for access and transport, time-division multiplex (TDM) switching and voice processing. The IDT SuperJET™ family of J1/E1/T1 transceivers includes the industry’s first monolithic octal density device, designed to address next-generation universal line-card designs in communications applications. In addition, we provide products for multiplexing and a wide selection of time slot interchange switches and programmable voice CODEC devices for high-volume applications.

Digital Logic Products: We provide fast CMOS TTL-compatible, low-voltage CMOS, and advanced low-voltage CMOS, including a broad range of high-performance, 3.3-volt CMOS logic products. These products are developed for network switches and routers, wireless base stations, storage networks, servers and other applications.

SRAM Products: With over two decades of SRAM experience, we produce a broad line of high-speed, industry-standard SRAMs that are used in the communications and other markets. We offer a wide range of products from 16-Kbit to 18-Mbit densities in both synchronous and asynchronous architectures. We invented zero bus turnaround™ technology (ZBT), which has become the communications SRAM standard, and co-developed the quad data rate™ architecture (QDR).

Military/Aerospace: Primarily through our Micro Networks subsidiary, we supply high-performance, high-reliability data conversion products (amplifiers, analog-to-digital (A/D) and digital-to-analog (D/A) converters) and custom application specific integrated circuits (ASIC) and multi-chip modules (MCM) for weapons and flight control systems to the United States (U.S.) government and prime contractors. Additionally, we supply surface acoustic wave (SAW) filters, dispersive delay lines, pulse compression systems, compressive receiver subsystems and SAW switched filter banks for microwave radar and missile guidance systems to the U.S. government and prime contractors.

Audio: Our high-definition (HD) Audio codecs ensure that PCs and notebooks have the best audio fidelity in the market. Our growing portfolio supports from 2 to 10 channels of audio along with advanced technologies such as integrated digital microphone interface, modem interface, ADAT® optical interface, and more. The power optimization, high performance and quality of our HD Audio codecs brings higher fidelity to media center and entertainment PCs. In addition, our graphical user interface (GUI) enables end users to visually experience the IDT brand while simplifying their control of the computer audio subsystem.

Video: We are developing advanced mixed-signal video interfaces based on the DisplayPort® standard. Our PanelPort™ timing controller and receiver devices are based upon the DisplayPort standard. These products were developed in connection with the market transition away from legacy parallel interfaces external to PCs and internal to digital televisions to the new serial DisplayPort interface. Additionally, we provide high performance mixed-signal interface products that complement our consumer timing products. Products include low voltage differential signaling (LVDS) display interface chips, high definition media interface (HDMI) receiver chips and triple-ADC (analog-to-digital converter) video samplers.

Sales Channels

Our products are sold through three channels: direct sales to original equipment manufacturers (OEMs) and electronic manufacturing service providers (EMSs), consignment sales to OEMs and EMSs, and sales through distributors. Direct sales are managed mainly through our internal sales force and a network of sales representatives. Revenue is recognized on direct sales based on the relevant shipping terms. During fiscal 2008, direct sales accounted for approximately 24% of our worldwide revenues.

Consignment sales relate to areas where we have established hubs at or near key customers to allow them quick access to our products. We retain ownership of the product at consignment locations until the product is pulled by the customer. Consignment sales are managed by our internal sales team and accounted for approximately 11% of our worldwide revenues.

The majority of our worldwide sales are through distributors. Our distributors within the US and Europe have rights to price protection, ship from stock pricing credits and stock rotation. Due to the uncertainty of the amount of the credits related to these programs, revenue is not recognized until the product has been sold by the distributor to an end customer. Within APAC and Japan, distributors have limited stock rotation and little or no price protection rights. Revenue is recognized upon shipment to these distributors as we are able to accurately estimate the amount of pricing adjustments and stock rotation returns. Revenue recognized on a sell through basis through distribution represented approximately 17% of our worldwide revenues, while revenue through distribution recognized upon shipment represented 48% of our worldwide revenues.

One family of distributors, Maxtek and its affiliates, represented approximately 25% and 20% of our revenues in fiscal 2008 and 2007. In fiscal 2006, sales to Avnet, another distributor, represented approximately 13% of our revenues. No single direct or consignment customer represented more than 10% of our fiscal 2008, 2007, or 2006 revenues.

During fiscal 2008, sales within the Americas, Europe, APAC, and Japan represented approximately 28%, 7%, 56% and 9%, respectively, of our total revenues.

Customers

We market our products on a worldwide basis, primarily to OEMs, who in turn market our products under their brands. We work closely with our OEM customers to design and integrate current and next generation products to meet the requirements of end users. Many of our end-customer OEMs have outsourced their manufacturing to a concentrated group of global EMSs and original design manufacturers (ODMs), who then buy product directly from us or through our distributors on behalf of the OEM. These EMSs and ODMs have achieved greater autonomy in the design win, product qualification and product purchasing decisions, especially for commodity products. No direct OEM customer accounted for 10% or more of our revenues in fiscal 2008, 2007 or 2006. However, when sales through all channels are considered, we estimate that end-customer sales to Cisco represented approximately 15%, 17%, and 20% of our revenues in fiscal 2008, 2007 and 2006, respectively.

Products in our Networking segment are targeted primarily to communications customers. Products in our Timing and Memory Interface segment are sold to computing, communication and consumer customers. Although products in our Standard Products and Other segment are general purpose in nature, the majority of our products in this segment are supplied to our communications customers. Customers often purchase products from more than one of our product families.

Manufacturing

In fiscal 2008, we manufactured products representing approximately 35% of our revenue at our Oregon wafer fabrication facility. This facility produces 200mm (8-inch) wafers ranging from 0.6-micron to 0.12-micron process technologies. For products which require more advanced manufacturing processes, we use third-party manufacturing companies (foundries), principally in the Asia-Pacific region to manufacture wafers.

Approximately 65% of our revenues are manufactured using these foundries. Throughout fiscal 2008, we were able to migrate certain products to our internal fabrication facility from foundries as this often represents a significant cost advantage for us given the low fixed costs at our facility. During 2009, we anticipate this trend continuing as new products or modifications to existing products are developed utilizing our internal fab processes.

In fiscal 2008, we assembled or packaged all of our products externally utilizing several different subcontractors in the APAC region. We currently own and operate test facilities in Malaysia and Singapore. Substantially all of our test operations are performed at these two facilities.

Backlog

Our backlog (which we define as all confirmed, unshipped direct orders) as of March 30, 2008 was $78.1 million compared to $95.0 million as of April 1, 2007. We offer custom designed products, as well as industry-standard products. Sales are made pursuant to purchase orders, which are frequently revised by customers as their requirements change. We have also entered into master purchase agreements, which do not require minimum purchase quantities, with many of our OEM and EMS customers. We schedule product deliveries upon receipt of purchase orders under the related customer agreements. Generally, these purchase orders and customer agreements, especially those for standard products, also allow customers to reschedule delivery dates and cancel purchase orders without significant penalties. In general, orders, especially for industry standard products, are often made with very short lead times and may be canceled, rescheduled, repriced or otherwise revised prior to shipment. In addition, certain distributor orders are subject to price adjustments both before and after shipment. For all these reasons, we do not believe that our order backlog is a reliable indicator of future revenues.

Seasonal Trends

Certain of our products are sold in the computing and consumer end markets which generally have followed annual seasonal trends. Historically, sales of products for these end markets have been higher in the second half of the year than in the first half of the year as consumer purchases of PCs and gaming systems increase significantly in the second half of the calendar year due to back-to-school and holiday demand.

Research and Development

Our research and development efforts emphasize the development of proprietary, low-power analog mixed-signal and enhanced-performance products. We believe that a sustained level of investment in research and development is necessary to maintain our competitive position. We operate research and development centers in

San Jose, California; Tempe, Arizona; Atlanta, Georgia; Austin, Texas; Warren, New Jersey; Worcester and Boston, Massachusetts; Ottawa, Canada; Shanghai, China and Singapore. Research and development expenses, as a percentage of revenues, were approximately 21%, 21% and 24% in fiscal 2008, 2007 and 2006, respectively.

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

Our competitive strategy is to differentiate our products through innovative configurations, proprietary features, high performance, and breadth of offerings. We believe the principal competitive factors in the markets for our products are: product price versus performance, product features and functionality, reliability and availability, technical service and support and brand awareness. We compete with product offerings from LSI, Cypress Semiconductor, Exar, Freescale Semiconductor, Infineon Technologies, Integrated Silicon Solutions, Intel, Maxim Integrated Products, NetLogic Microsystems, NEC, Pericom Semiconductor, Philips Electronics, PLX Technology, Realtek Semiconductor, Renesas Technology, Samsung Electronics, STMicroelectronics, Texas Instruments, Toshiba, Tundra Semiconductor, Analog Devices, Inphi, Silicon Laboratories, Montage, Diablo and Zarlink Semiconductor.

Intellectual Property and Licensing

We believe that our intellectual property is a key corporate asset, and we continue to invest in intellectual property protection. We also intend to continue our efforts to increase the breadth of our patent portfolio. There can be no assurance that any patents issued to us will not be challenged, invalidated or circumvented, that the rights granted there under will provide competitive advantages to us or that our efforts to protect our intellectual property rights will be successful.

In recent years, there has been a growing trend of companies resorting to litigation to protect their semiconductor technology from unauthorized use by others. In the past, we have been involved in patent litigation, which adversely impacted our operating results. Although we have obtained patent licenses from certain semiconductor manufacturers, we do not have licenses from a number of semiconductor manufacturers with broad patent portfolios. While we are not knowingly infringing on any of their patents, these semiconductor manufacturers may resort to litigation or other means in an effort to find infringements and force us to obtain licenses to their patents. Our success will depend on our ability to obtain necessary intellectual property rights and protect our intellectual property rights. While we have filed patent applications, we cannot be certain that these applications will issue into patents or that we will be able to obtain the patent coverage and other intellectual property rights necessary to protect our technology. Further, we cannot be certain that once granted, other parties will not contest our intellectual property rights.

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

Employees

As of March 30, 2008, we employed approximately 2,353 people worldwide. Our future success depends in part on our ability to attract and retain qualified personnel, particularly engineers, who are often in great demand. We have implemented policies enabling our employees to share in our success, including stock option, restricted stock unit, stock purchase and incentive bonus plans. We have never had a work stoppage related to labor issues. None of our employees are currently represented by a collective bargaining agreement, and we consider our employee relations to be good.

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

Our operating results can fluctuate dramatically. Our operating results have fluctuated in the past and are likely to vary in the future. For example, we recorded net income of $34.2 million in fiscal 2008, net losses of $7.6 million and $81.7 million in fiscal 2007 and fiscal 2006, respectively. Fluctuations in operating results can result from a wide variety of factors, including:

•	The cyclicality of the semiconductor industry and industry-wide wafer processing capacity;

•	Changes in the demand for and mix of products sold and in the markets we and our customers serve;

•	Competitive pricing pressures;

•	The success and timing of new product and process technology announcements and introductions from us or our competitors;

•	Potential loss of market share among a concentrated group of customers;

•	Difficulty in attracting and retaining key personnel;

•	Difficulty in predicting customer product requirements;

•	Production difficulties and interruptions caused by our complex manufacturing and logistics operations;

•	Difficulty in managing fixed costs of our manufacturing capability in the face of changes in demand;

•	Reduced control over our manufacturing and product delivery as a result of our increasing reliance on subcontractors, foundry and other manufacturing services;

•	Costs and other issues relating to future acquisitions;

•	Availability and costs of raw materials from a limited number of suppliers;

•	Political and economic conditions in various geographic areas;

•	Costs associated with other events, such as intellectual property disputes or other litigation; and

•	Legislative, tax, accounting, or regulatory changes or changes in their interpretation.

The cyclicality of the semiconductor industry exacerbates the volatility of our operating results. The semiconductor industry is highly cyclical. The semiconductor industry has experienced significant downturns, often in connection with product cycles of both semiconductor companies and their customers, but also related to declines in general economic conditions. These downturns have been characterized by high inventory levels and accelerated erosion of average selling prices. Any future downturns could significantly impact our business from one period to the next relative to demand and resulting selling price declines. In addition, the semiconductor industry has experienced periods of increased demand, during which we may experience internal and external manufacturing constraints. We may experience substantial changes in future operating results due to the cyclical nature of the semiconductor industry.

Demand for our products depends primarily on demand in the communications, personal computer (PC), and consumer markets which can be significantly impacted by concerns over macroeconomic issues. Our product portfolio consists predominantly of semiconductor solutions for the communications, PC, and consumer markets. Our strategy and resources will be directed at the development, production and marketing of products for these markets. The markets for our products will depend on continued and growing demand for communications equipment, PCs and consumer electronics. These end-user markets may experience changes in demand that could adversely affect our business and could be greater in periods of economic uncertainty. To the extent demand for our products or markets for our products do not grow, our business could be adversely affected.

We build most of our products based on estimated demand forecasts. Demand for our products can change rapidly and without advance notice. Demand can also be affected by changes in our customers’ levels of inventory and differences in the timing and pattern of orders from their end customers. A large percentage of our revenue in the Asia Pacific region is recognized upon shipment to our distributors. Consequently, we have less visibility over both inventory levels at our distributors and end customer demand for our products. Further, the distributors have assumed more risk associated with changes in end demand for our products. Accordingly, significant changes in end demand in the semiconductor business in general, or for our products in particular, may be difficult for us to detect or otherwise measure, which could cause us to incorrectly forecast end-market demand for our products. If we are not able to accurately forecast end demand for our products, we may be left with large amounts of unsold products, may not be able to fill all actual orders, and may not be able to efficiently utilize our existing manufacturing capacity or make optimal investment and other business decisions. As a result, we may end up with excess and obsolete inventory or we may be unable to meet customer short-term demands, either of which could have an adverse impact on our operating results.

Our results are dependent on the success of new products. The markets we serve are characterized by competition, rapid technological change, evolving standards, short product life cycles and continuous erosion of average selling prices. Consequently, our future success will be highly dependent upon our ability to continually develop new products using the latest and most cost-effective technologies, introduce our products in commercial quantities to the marketplace ahead of the competition and have our products selected for inclusion in leading system manufacturers’ products. In addition, the development of new products will continue to require significant R&D expenditures. If we are unable to successfully develop, produce and market new products in a timely manner, have our products available in commercial quantities ahead of competitive products or have our products selected for inclusion in products of systems manufacturers and sell them at gross margins comparable to or better than our current products, our future results of operations could be adversely impacted. In addition, our future revenue growth is also partially dependent on our ability to penetrate new markets in which we have limited experience and where competitors are already entrenched. Even if we are able to develop, produce and successfully market new products in a timely manner, such new products may not achieve market acceptance.

We are dependent on a concentrated group of customers for a significant part of our revenues. A large portion of our revenues depends on sales to a limited number of customers. If these relationships were to diminish, or if these customers were to develop their own solutions or adopt a competitor’s solution instead of buying our products, our results could be adversely affected. For example, any diminished relationship with Cisco or other key customers could adversely affect our results. While we historically have made relatively few sales to Cisco directly, when all channels of distribution are considered, including sales of product to EMS customers, we estimate that end-customer sales to Cisco represented approximately 15-20% of our annual revenues.

Many of our end-customer OEMs have outsourced their manufacturing to a concentrated group of global EMSs and ODMs who then buy product directly from us or from our distributors on behalf of the OEM. These EMSs and ODMs have achieved greater autonomy in the design win, product qualification and product purchasing decisions, especially for commodity products. Competition for the business of these EMSs and ODMs is intense and there is no assurance we can remain competitive and retain our existing market share with these customers. If these companies were to allocate a higher share of commodity or second-source business to our competitors instead of buying our products, our results would be adversely affected. Furthermore, as EMSs and ODMs have represented a growing percentage of our overall business, our concentration of credit and other business risks with these customers has increased. Competition among global EMSs and ODMs is intense as they operate on extremely thin margins. If any one or more of these global EMSs or ODMs were to file for bankruptcy or otherwise experience significantly adverse financial conditions, our business would be adversely impacted as well.

Finally, we utilize a relatively small number of global and regional distributors around the world, who buy product directly from us on behalf of their customers. For example, one family of distributors, Maxtek and its affiliates, represented approximately 25% of our revenues for fiscal 2008 and represented approximately 30% of our gross accounts receivable as of March 30, 2008. If our business relationships were to diminish or any of these global distributors were to file for bankruptcy or otherwise experience significantly adverse financial conditions, our business could be adversely impacted. Because we continue to be dependent upon continued revenue from a small group of OEM end customers, global and regional distributors, any material delay, cancellation or reduction of orders from or loss of these or other major customers could cause our sales to decline significantly, and we may not be able to reduce the accompanying expenses at the same rate.

We are dependent on key personnel. Our performance is substantially dependent on the performance of our executive officers and key employees. The loss of the services of any of our executive officers, technical personnel or other key employees could adversely affect our business. In addition, our future success depends on our ability to successfully compete with other technology firms in attracting and retaining specialized technical and management personnel. If we are unable to identify, hire and retain highly qualified technical and managerial personal, our business could be harmed.

Our product manufacturing operations are complex and subject to interruption. From time to time, we have experienced production difficulties, including lower manufacturing yields or products that do not meet our or our customers’ specifications, which has resulted in delivery delays, quality problems and lost revenue opportunities. While delivery delays have been infrequent and generally short in duration, we could experience manufacturing problems, capacity constraints and/or product delivery delays in the future as a result of, among other things, the complexity of our manufacturing processes, changes to our process technologies (including transfers to other facilities and die size reduction efforts), and difficulties in ramping production and installing new equipment at our facilities. In addition, any significant quality problems could damage the Company’s reputation with its customers and could take focus away from the development of new and enhanced products. These could have a significant negative impact on our financial results.

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

We are dependent upon electric power and water provided by public utilities where we operate our manufacturing facilities. We maintain limited backup generating capability, but the amount of electric power that we can generate on our own is insufficient to fully operate these facilities, and prolonged power interruptions and restrictions on our access to water could have a significant adverse impact on our business.

We rely upon certain critical information systems for the operation of our business. We maintain and rely upon certain critical information systems for the effective operation of our business. These information systems include telecommunications, the Internet, our corporate intranet, various computer hardware and software applications, network communications, and e-mail. These information systems are subject to attacks, failures, and access denials from a number of potential sources including viruses, destructive or inadequate code, power failures, and physical damage to computers, communication lines and networking equipment. To the extent that these information systems are under our control, we have implemented security procedures, such as virus protection software and emergency recovery processes, to address the outlined risks. While we believe that our information systems are appropriately controlled and that we have processes in place to adequately manage these risks, security procedures for information systems cannot be guaranteed to be failsafe and our inability to use or access these information systems at critical points in time could unfavorably impact the timely and efficient operation of our business.

A portion of our manufacturing capability is relatively fixed in nature. Although we have reduced our manufacturing cost structure substantially over the past several years, a portion of our manufacturing capability is relatively fixed in nature. Large and rapid swings in demand for our products can make it difficult to efficiently utilize this capacity on a consistent basis. Significant reductions in demand for our products could result in material under utilization of our manufacturing facilities while sudden increases in demand for our products could leave us short of capacity and unable to capitalize on incremental revenue opportunities. These swings in demand and the resulting under-utilization of our manufacturing capacity or inability to procure sufficient capacity to meet end customer demand for our products would cause material fluctuations in, and could materially and adversely affect, the revenue and gross margins we report.

We are reliant upon subcontractors and third-party foundries. Beginning in fiscal 2008, we do not perform assembly services in-house and are now totally dependent on subcontractors for assembly operations. We are also dependent on third-party outside foundries for the manufacture of a portion of our silicon wafers. Our increased reliance on subcontractors and third-party foundries for our current products increases certain risks because we will have less control over manufacturing quality and delivery schedules, maintenance of sufficient capacity to meet our orders and generally, maintaining the manufacturing processes we require. We expect our use of subcontractors and third-party foundries to continue to increase. Due to production lead times and potential capacity constraints, any failure on our part to adequately forecast the mix of product demand and resulting foundry and subcontractor requirements could adversely affect our operating results. In addition, we cannot be certain that these foundries and subcontractors will continue to manufacture, assemble, package, and test products for us on acceptable economic and quality terms, or at all, and it may be difficult for us to find alternatives in a timely and cost-effective manner if they do not do so.

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

We have made and may continue to make acquisitions which could divert management’s attention, cause ownership dilution to our stockholders, be difficult to integrate and adversely affect our financial results. Acquisitions are commonplace in the semiconductor industry and we have and may continue to acquire businesses or technologies. Integrating newly acquired businesses or technologies could put a strain on our resources, could be costly and time consuming, and might not be successful. Such acquisitions could divert our management’s attention from other business concerns. In addition, we might lose key employees while integrating new organizations. Acquisitions could also result in customer dissatisfaction, performance problems with an acquired company or technology, dilutive or potentially dilutive issuances of equity securities, the incurrence of debt, the assumption or incurrence of contingent liabilities, or other unanticipated events or circumstances, any of which could harm our business. Consequently, we might not be successful in integrating any acquired businesses, products or technologies, and might not achieve anticipated revenues and cost benefits.

We are exposed to potential impairment charges on certain assets. Over the past several years, we have made several acquisitions. As a result of these acquisitions, we have over $1 billion of goodwill and over $200 million of intangible assets on our balance sheet as of March 30, 2008. If the businesses acquired fail to meet our expectations set out at the time of the acquisition or if the market capitalization of the Company’s stock trades at a depressed level for an extended period of time, we could incur significant impairment charges which could call into question management’s judgment on future acquisitions and could also negatively impact our financial results. In addition, from time to time, we have made investments in other companies, both public and private. If the companies that we invest in are unable to execute their plans and succeed in their respective markets, we may not benefit from such investments, and we could potentially lose the amounts we invest. In addition, we evaluate our investment portfolio on a regular basis to determine if impairments have occurred. Impairment charges could have a material impact on our results of operations in any period.

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

In addition, because we have defense industry contracts with respect to products that are sold both within and outside of the United States, we are subject to the following additional risks in connection with government contracts:

•	The need to bid on programs prior to completing the necessary design, which may result in unforeseen technological difficulties, delays and/or cost overruns;

•	The difficulty in forecasting long-term costs and schedules and the potential obsolescence of products related to long-term fixed price contracts; and

•	The need to transfer and obtain security clearances and export licenses, as appropriate.

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

Our business is subject to changing regulation of corporate governance and public disclosure that has increased both our costs and the risk of noncompliance. Because our common stock is publicly traded, we are subject to certain rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities, including the Public Company Accounting Oversight Board, the SEC and NASDAQ, have issued requirements and regulations and continue to develop additional regulations and requirements in response to corporate scandals and laws enacted by Congress, most notably the Sarbanes-Oxley Act of 2002. Our efforts to comply with these regulations have resulted in, and are likely to continue resulting in, increased general and administrative expenses and diversion of management time and attention from revenue-generating activities to compliance activities.

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

International operations add increased volatility to our operating results. A substantial percentage of our revenues are derived from international sales, as summarized below:

(percentage of total revenues)	Fiscal 2008	Fiscal 2007	Fiscal 2006
Americas	28%	30%	26%
Asia Pacific	56%	47%	49%
Japan	9%	13%	13%
Europe	7%	10%	12%

Total	100%	100%	100%

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

Contract pricing for raw materials and equipment used in the fabrication and assembly processes, as well as for foundry and subcontract assembly services, may also be impacted by currency controls, exchange rate fluctuations and currency devaluations. We sometimes hedge currency risk for currencies that are highly liquid and freely quoted, but may not enter into hedge contracts for currencies with limited trading volume.

In addition, in support of our international operations, a portion of our cash and investment portfolio accumulates offshore. At March 30, 2008, we had cash and investments of approximately $105 million invested overseas in accounts belonging to various IDT foreign operating entities. While these amounts are primarily invested in US dollars, a portion is held in foreign currencies, and all offshore balances are exposed to local political, banking, currency control and other risks. In addition, these amounts may be subject to tax and other transfer restrictions.

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

Tax benefits we receive may be terminated or reduced in the future, which would increase our costs. As a result of our international manufacturing operations, a significant portion of our worldwide profits are in jurisdictions outside the United States, including Bermuda, Singapore and Malaysia which offer significant reduction in tax rates. These lower tax rates allow us to record a relatively low tax expense on a worldwide basis. Under current Bermuda law, we are not subject to tax on our income and capital gains. If the Internal Revenue Service were to change the law regarding deferral of manufacturing profits, this would have a significant impact to financial results.

In addition, the Economic Development Board of Singapore granted Pioneer Status to our wholly-owned subsidiary in Singapore in 1997. Initially, this tax exemption was to expire after ten years, but the Economic Development Board in January 2008 agreed to extend the term to twelve years. As a result, a significant portion of the income we earn in Singapore during this period will be exempt from the Singapore income tax. We are required to meet several requirements as to investment, headcount and activities in Singapore to retain this status. If our Pioneer Status is terminated early because we do not continue to meet these requirements, or for other reasons beyond our control, our financial results could be negatively impacted. Also, in Malaysia, we have been granted a tax holiday related to certain profits. If we are unable to renew this tax holiday when it expires, we will be required to start paying income tax at the statutory tax rate on our operations, which will adversely impact our effective tax rate.

If the recent credit market conditions worsen, it could have a material adverse impact on our investment portfolio. Although we manage our investment portfolio by purchasing only highly rated securities and diversifying our investments across various sectors, investment types, and underlying issuers, recent volatility in the short-term financial markets has been unprecedented. We have limited securities in asset backed commercial paper and hold no auction rated or mortgage backed securities. However it is uncertain as to the full extent of the current credit and liquidity crisis and with possible further deterioration, particularly within one or several of the large financial institutions, the value of our investments could be negatively impacted.

Our common stock has experienced substantial price volatility. Such volatility may occur in the future, particularly as a result of quarter-to-quarter variations in our actual or anticipated financial results, those of other semiconductor companies or our customers. Stock price volatility may also result from product announcements by us or our competitors, or from changes in perceptions about the various types of products we manufacture and sell. In addition, our stock price may fluctuate due to price and volume fluctuations in the stock market, especially in the technology sector, and as a result of other considerations or events described in this section.

We depend on the ability of our personnel, raw materials, equipment and products to move reasonably unimpeded around the world. Any political, military, world health or other issue which hinders the worldwide movement of our personnel, raw materials, equipment or products or restricts the import or export of materials could lead to significant business disruptions. Furthermore, any strike, economic failure, or other material disruption on the part of major airlines or other transportation companies could also adversely affect our ability to conduct business. If such disruptions result in cancellations of customer orders or contribute to a general decrease in economic activity or corporate spending on information technology, or directly impact our marketing, manufacturing, financial and logistics functions, our results of operations and financial condition could be materially and adversely affected.

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

On October 24, 2006, the Company was served with a civil antitrust complaint filed by Reclaim Center, Inc., et. al. as plaintiffs in the US District Court for the Northern District of California against the Company and 37 other entities on behalf of a purported class of indirect purchasers of Static Random Access Memory (SRAM) products. The Complaint alleges that the Company and other defendants conspired to raise the prices of SRAM, in violation of Section 1 of the Sherman Act, the California Cartwright Act, and several other states’ antitrust, unfair competition, and consumer protection statutes. Shortly thereafter, a number of other plaintiffs filed similar complaints on behalf of direct and indirect purchasers of SRAM. Given the similarity of the complaints, the Judicial Panel on Multidistrict Litigation transferred the cases to a single judge in the Northern District of California and consolidated the cases for pretrial proceedings in February 2007. The consolidated cases are captioned In re Static Random Access Memory (SRAM) Antitrust Litigation. In August 2007, direct purchasers of SRAM and indirect purchasers of SRAM filed separate Consolidated Amended Complaints. The Company was not named as a defendant in either complaint. Pursuant to tolling agreements with the indirect and direct purchaser plaintiffs, the Company has agreed that the statute of limitations will be tolled until January 10, 2009 as to potential claims against the Company.

In addition, on May 14, 2007, the Company was served with a Civil Investigative Demand from the State of Florida concerning SRAM products. The Company and the State of Florida have reached an agreement that suspends its obligation to respond to the CID. The agreement also tolls the statute of limitations until July 15, 2008 as to potential claims against the Company.

Complaints concerning SRAM products have also been filed against the Company in Ontario, British Columbia and Quebec, Canada. The allegations in these Complaints are parallel to the allegations in the Complaints pending in the United States. On March 19, 2008, the Company entered into a tolling agreement with the plaintiffs in the Ontario, British Columbia and Quebec actions. On March 25, 2008, the Ontario Superior Court of Justice entered an order that discontinued the action in Ontario against the Company without prejudice.

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

Price Range of Common Stock

Our Common Stock is traded on the NASDAQ Global Select Market under the symbol IDTI. The following table shows the high and low closing sales prices for our Common Stock as reported by the NASDAQ Global Select Market for the fiscal periods indicated:

	High	Low
Fiscal 2008
First Quarter	$15.97	$14.31
Second Quarter	16.37	14.78
Third Quarter	14.72	11.10
Fourth Quarter	11.31	7.42

Fiscal 2007
First Quarter	$16.06	$13.24
Second Quarter	17.28	13.15
Third Quarter	17.07	14.60
Fourth Quarter	17.06	14.91

Shareholders

As of April 30, 2008, there were approximately 803 record holders of our Common Stock. A substantial majority of our shares are held by brokers and other institutions on behalf of individual stockholders.

Dividends

We have never paid cash dividends on our Common Stock. We currently plan to retain any future earnings for use in our business and do not currently anticipate paying cash dividends in the foreseeable future.

Issuer Purchases of Equity Securities

The following table sets forth information with respect to repurchases of our common stock during the fourth quarter of fiscal 2008:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Approximate total dollar value of shares that may yet be purchased under the program (1)
December 31, 2007 – January 27, 2008	—	—	—	—
January 28, 2008 – February 24, 2008	5,644,786	$7.82	5,644,786	$90,455,193
February 25, 2008 – March 30, 2008	5,988,110	$8.39	5,988,110	$40,232,219

Total	11,632,896	$8.11	11,632,896

(1)

On January 18, 2007, the Company’s Board of Directors initiated a $200 million share repurchase program. In Q1 2008, the Company repurchased approximately 6.6 million shares at an average price of $15.07 per share for a total purchase price of $99.8 million. During Q2 2008, the Company repurchased approximately 2.5 million shares at an average price of $15.27 per share for a total purchase price of $38.9 million. On October 19, 2007, the Company’s Board of Directors approved a $200 million expansion of the share repurchase program to a total $400 million. During Q3 2008, the Company repurchased approximately 8.1 million shares at average price of $12.64 per share for a total purchase price of $101.8 million. In Q4 2008, the Company repurchased approximately 11.6 million shares at an average price of $8.11 per share for a total purchase price of $94.4 million. Share repurchases were recorded as treasury stock and resulted in a reduction of shareholders’ equity. As of March 30, 2008, approximately $40 million was available for future purchase under the share repurchase program. On April 30, 2008, the Company’s Board of Directors approved an additional $100 million expansion of the share repurchase program to a total $500 million, of which approximately $140 million was available for future share repurchases.

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

The Company’s stock price performance shown in the following graph is not necessarily indicative of future stock price performance.

Cumulative Total Return

	2003	2004	2005	2006	2007	2008
Integrated Device Technology, Inc.	$100	$188.92	$151.51	$187.15	$194.21	$112.47
S&P 500	$100	$135.12	$144.16	$161.07	$180.13	$170.98
S&P Semiconductor index	$100	$171.55	$145.41	$157.49	$145.40	$138.10

ITEM 6.	SELECTED FINANCIAL DATA

The data set forth below are qualified in their entirety by reference to, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes thereto included in this Annual Report on Form 10-K.

Statements of Operations Data

	Fiscal Year Ended
(in thousands, except per share data)	March 30, 2008 (1)	April 1, 2007 (2)	April 2, 2006 (3)	April 3, 2005 (4)	March 28, 2004 (5)
Revenues	$781,467	$803,596	$527,778	$390,640	$345,443
Research and development expenses	165,599	166,433	127,591	103,729	98,535
Gains (losses) on investments, net	—	—	(1,705)	(12,831)	3,151
Operating income (loss)	12,025	(17,496)	(94,842)	13,923	(10,380)
Net Income (loss)	$34,179	$(7,578)	$(81,708)	$13,333	$6,396
Basic net income (loss) per share	0.18	(0.04)	(0.52)	0.13	(0.06)
Diluted net income (loss) per share	0.18	(0.04)	(0.52)	0.12	(0.06)
Shares used in computing net income (loss) per share:
Basic	187,213	198,106	157,345	105,825	104,607
Diluted	189,260	198,106	157,345	108,204	108,526

Balance Sheets and Other Data

(in thousands, except employee data)	March 30, 2008	April 1, 2007	April 2, 2006	April 3, 2005	March 28, 2004
Cash, cash equivalents and investments (6)	$239,191	$359,933	$295,973	$581,233	$608,214
Total assets	1,781,837	2,041,732	2,037,691	910,829	905,553
Other long-term obligations	18,364	16,001	15,581	10,890	15,651
Stockholders’ equity	$1,620,822	$1,839,090	$1,858,199	$787,116	$784,224
Number of employees	2,353	2,400	2,700	2,955	3,150

(1)	Includes amortization of intangible assets, primarily as a result of the Company’s merger with ICS in fiscal 2006 and acquisition of SigmaTel’s PC Audio business in Q2 2007, of $110.0 million, of which $62.3 million, $0.1 million, and $47.6 million were classified as cost of revenues, R&D and SG&A, respectively. The Company also recorded restructuring costs, including severance and retention, asset transition costs and facility closure costs of $2.9 million, of which $0.8 million, 0.8 million and $1.3 million were classified as cost of revenues, R&D and SG&A, respectively. In addition, the Company recorded stock based compensation expense of $41.2 million, of which $3.9 million, $22.9 million and $14.4 million were classified as cost of revenues, R&D and SG&A, respectively.
(2)	Includes amortization of intangible assets, primarily as a result of the Company’s merger with ICS in fiscal 2006 and acquisition of SigmaTel’s PC Audio business in Q2 2007, of $155.4 million, of which $80.3 million, $0.5 million, and $74.6 million were classified as cost of revenues, R&D and SG&A, respectively. The Company also recorded restructuring costs, including severance and retention, asset impairment and facility closure costs of $10.3 million, of which $9.0 million, $0.9 million, and $0.4 million were classified as cost of revenues, R&D and SG&A, respectively. In addition, the Company recorded stock based compensation expense of $46.5 million as a result of its adoption of SFAS 123(R) at the beginning of fiscal 2007, of which $3.7 million, $25.1 million and $17.7 million were classified as cost of revenues, R&D and SG&A, respectively.
(3)

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

(4)	Includes restructuring charges of $6.9 million of which $3.2 million, $1.4 million, and $2.3 million were classified as cost of revenues, R&D and SG&A respectively. The Company also recorded a $0.7 million impairment of existing technology related to Newave. In addition, the Company recorded credits to asset impairment related to the sale of land and equipment from its Salinas facility of $2.5 million.
(5)	Includes restructuring charges of $1.5 million of which $0.5 million and $1.0 million were classified as R&D and SG&A respectively.
(6)	Cash, cash equivalents and investments exclude equity investments not classified as available for sale.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

For distributors who have stock rotation, price protection and ship from stock pricing adjustment rights, the Company defers revenue and related cost of revenues on sales to these distributors until the product is subsequently sold by the distributor to an end-customer. Subsequent to shipment to the distributor, the Company may reduce product pricing through price protection based on market conditions, competitive considerations and other factors. Price protection is granted to distributors on the inventory that they have on hand at the date the price protection is offered. The Company may also grant certain credits to its distributors on specially identified portions of the distributors’ inventory to allow them to earn a competitive gross margin upon the sale of the Company’s products to the distributors’ end customers. As a result of our inability to estimate these credits, we have determined that the sales price to these distributors is not fixed or determinable until the final sale to the end-customer.

In the APAC region, we have distributors for which revenue is recognized upon shipment, with reserves recorded for the estimated return and potential pricing adjustment exposures. The determination of the amount of reserves to be recorded for stock rotation rights requires the Company to make estimates as to the amount of product which will be returned by customers within their limited contractual rights. The Company utilizes historical return rates to estimate the exposure in accordance with Statement of Financial Accounting Standards (SFAS) No. 48, Revenue Recognition When Right of Return Exists (SFAS 48). In addition, from time-to-time, the Company is required to give pricing adjustments to distributors for product purchased in a given quarter that remains in their inventory. These amounts are estimated by management based on discussions with customers, assessment of market trends, as well as historical practice. Although actual rates of return and pricing exposures have been within the Company’s estimates in the past, if our estimates are inaccurate, it could have a material impact on the Company’s revenues.

Income Taxes. We account for income taxes under an asset and liability approach that requires the expected future tax consequences of temporary differences between book and tax bases of assets and liabilities be recognized as deferred tax assets and liabilities. Generally accepted accounting principles require us to evaluate our ability to realize the value of our net deferred tax assets on an ongoing basis. A valuation allowance is recorded to reduce the net deferred tax assets to an amount that will more likely than not be realized. Accordingly, we consider various tax planning strategies, forecasts of future taxable income and our most recent operating results in assessing the need for a valuation allowance. In the consideration of the ability to realize the value of net deferred tax assets, recent results must be given substantially more weight than any projections of future profitability. In the fourth quarter of fiscal 2003, we determined that, under applicable accounting principles, we could not conclude that it was more likely than not that we would realize the value of our net deferred tax assets. Our assumptions regarding the ultimate realization of these assets remained unchanged in fiscal 2008 and accordingly, we record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized.

On April 2, 2007, we adopted the Financial Accounting Standards Board’s (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretations of FASB Statement No, 109 (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result of the implementation of FIN 48, we recognize the tax liability for uncertain income tax positions on the income tax return based on the two-step process prescribed in the interpretation. The first step is to determine whether it is more likely than not that each income tax position would be sustained upon audit. The second step is to estimate and measure the tax benefit as the amount that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority. Estimating these amounts requires us to determine the probability of various possible outcomes. We evaluate these uncertain tax positions on a quarterly basis. This evaluation is based on the consideration of several factors including changes in facts or circumstances, changes in applicable tax law, settlement of issues under audit, and new exposures. If we later determine that our exposure is lower or that the liability is not sufficient to cover our revised expectations, we adjust the liability and effect a related change in either our tax provision or goodwill during the period in which we make such determination.

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

Valuation of Goodwill. We review goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables. We utilize a discounted cash flow analysis to estimate the fair value of our reporting units. Actual future results may differ from those estimates. In addition, we make certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each of our reporting units. Our annual goodwill impairment analysis did not result in an impairment charge. However, changes in these estimates could cause one or more of the businesses to be valued lower, which could result in an impairment of our goodwill in the future.

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

Our reportable segments include the following:

•	Networking segment (which includes NSEs, switching solutions, Serial RapidIO® Solutions, FIFOs, multi-port products, and integrated communications processors)

•	Timing and Memory Interface segment (which includes clock generation, distribution, high-performance server memory interfaces and other timing solution products)

•	Standard Products and Other segment (which includes high-speed SRAM, military applications, digital logic, telecommunications, PC audio and video products)

Revenues

(in thousands)	For the fiscal year ended
	March 30, 2008	April 1, 2007	April 2, 2006
Networking	$202,726	$251,998	$232,629
Timing and Memory Interface	444,638	403,840	182,773
Standard Products and Other	134,103	147,758	112,376

Total	$781,467	$803,596	$527,778

Networking Segment

Revenues in our Networking segment decreased $49.3 million, or 20% in fiscal 2008 as compared to 2007 as overall weakness in the broad communications end markets significantly impacted many of our networking businesses. Revenues declined in our NSE business as our largest customer worked through their excess inventory, while revenues within our Switching Solutions division decreased as the decline of our legacy integrated communications products outpaced the growth in our new PCI Express products during the fiscal year. Finally, revenues within our Flow Control Management division decreased as a result of lower installations in the broad wireless infrastructure end-markets. Units shipments increased during the year but overall revenue declined due to ASP erosion from increased competition and unfavorable product mix.

Revenues in our Networking segment increased $19.4 million, or 8% in fiscal 2007 as compared to fiscal 2006. During fiscal 2007, we experienced significant growth within our IP-Co Processor division, which includes NSEs, due to new networking infrastructure implementations and upgrades as customers rolled out expanded voice, video and data products. The growth in NSEs was partially offset by the decline in our Flow Control Management products due to delayed rollouts of new wireless infrastructure. Revenue grew despite flat unit shipments due to an increase in ASPs related to a favorable product mix including higher ASP NSEs.

Timing and Memory Interface Segment

Revenues in our Timing and Memory Interface segment increased $40.8 million, or 10% in fiscal 2008 as compared to fiscal 2007 due to strength in each of the constituent businesses with overall shipments increasing year over year. Products in our communication clocks unit led the increase as we continue to gain traction with our timing products in these markets while our DIMM revenues grew as a result of the continued ramp of our Advanced Memory Buffer (AMB) early in the fiscal year due to the adoption of the Fully-Buffered architecture for servers. Revenues in our PC Clock and Microclock divisions increased due to strength in the PC and consumer end-markets. Total shipments increased significantly during the year due to growth in clocks for the communications, PC, consumer and gaming end-markets. ASPs decreased slightly as normal price declines were partially offset by the higher ASPs for our AMB products.

Revenues in our Timing and Memory Interface segment increased $221.1 million or 121% in fiscal 2007 as compared to fiscal 2006, largely driven by demand for AMBs, which increased significantly throughout fiscal 2007 as customers turned to FB-DIMM-based servers to satisfy increased performance and capacity demands placed on their systems. In addition, the inclusion of a full twelve month’s revenues from ICS timing products compared to six and a half months in fiscal 2006 contributed significantly to our top-line growth.

Standard Products and Other Segment

Revenues in our Standard Products and Other segment decreased $13.7 million, or 9% in fiscal 2008 as compared to fiscal 2007 as our SRAM and digital logic products decreased significantly year over year due to softness in the communications IC market. Partially offsetting these decreases was the inclusion of a full year of revenues in our PC Audio division, while fiscal 2007 only included a partial year’s revenue of the PC Audio product subsequent to our acquisition.

Revenues in our Standard Products and Other segment increased $35.4 million, or 31% in fiscal 2007 as compared to fiscal 2006 primarily driven by the addition of revenues from our PC Audio business acquired from SigmaTel during the year. In addition, several of our legacy standard products experienced strong growth in the year. Both units shipped and ASPs increased during fiscal 2007.

Revenues in Asia Pacific (APAC), North America, Japan and Europe accounted for 56%, 28%, 9% and 7%, respectively, of our consolidated revenues in fiscal 2008 compared to 47%, 30%, 13%, and 10%, respectively, in fiscal 2007. The Asia Pacific region continues to be our strongest region, as many of our largest customers utilize manufacturers in this low cost region. We attribute the year-over-year shift in revenues to Asia Pacific from the other regions to be due to the addition of the PC Audio business, the continued success of AMB, and sales of product for the gaming market, all of which are manufactured primarily in the APAC region.

Revenues (recent trends and outlook). After incurring a 3% decline from fiscal 2007 to 2008, we currently anticipate overall revenues to grow moderately in fiscal 2009, primarily due to the increased sales of existing products and the introduction of new products, offset by some weakness in demand due to the broad economic conditions.

Included in the caption “Deferred income on shipments to distributors” on the Consolidated Balance Sheets are amounts related to shipments to certain distributors for which revenue is not recognized until our product has been sold by the distributor to an end customer. The components of March 30, 2008 and April 1, 2007 are as follows:

(in 000’s)	March 30, 2008	April 1, 2007
Gross deferred revenue	$30,741	$43,987
Gross deferred costs	6,429	9,644

Deferred income on shipments to distributors	$24,312	$34,343

The gross deferred revenue represents the gross value of shipments to distributors at the list price billed to the distributor less any price protection credits provided to them in connection with reductions in list price while the products remain in their inventory. Based on our history, the amount ultimately recognized as revenue will be lower than this amount as a result of ship from stock pricing credits which are issued in connection with the sell through of the product to an end customer. As the amount of price adjustments subsequent to shipment is dependent on the overall market conditions, the levels of these adjustments can fluctuate significantly from period to period. Historically, this amount has represented on average of approximately 25% of the list price billed to the customer. As these credits are issued, there is no impact to working capital as this reduces both accounts receivable and deferred revenue. The gross deferred costs represent the standard costs of products we sell to the distributors.

Gross Profit

(in thousands)	For the fiscal year ended
	March 30, 2008	April 1, 2007	April 2, 2006
Gross Profit	$339,332	$340,648	$177,567
Gross Margin	43%	42%	34%

Gross profit (fiscal 2008 compared to fiscal 2007). Gross profit for fiscal 2008 was $339.3 million, a decrease of $1.3 million compared to the $340.6 million recorded in fiscal 2007. Gross margin in fiscal 2008 was 43% compared to 42% in fiscal 2007. The increase in gross margin was primarily driven by an $18.0 million year-over-year decrease in intangible asset amortization as a portion is being amortized on an accelerated method, resulting in decreased amortization over time. Our gross margin also benefited from a decrease of $6.5 million in depreciation and equipment maintenance expense primarily related to equipment at our Oregon fabrication facility. In addition, our fiscal 2007 results included a one time impairment charge of $4.2 million related to our former Philippines facility to write the carrying value of the assets down to its ultimate selling price. Offsetting these increases, our gross margin was negatively impacted by a less favorable mix of products sold within each division as our unit sales grew while average selling prices declined. In addition, the utilization of our manufacturing capacity in Oregon decreased from approximately 80% of equipped capacity in 2007 to approximately 60% of equipped capacity in 2008. Finally, we estimate that gross profit benefited in fiscal 2008 and 2007 by approximately $2.8 million and $1.7 million, respectively, from the sale of inventory previously written down.

Gross profit (fiscal 2007 compared to fiscal 2006). Gross profit for fiscal 2007 was $340.6 million, an increase of $163.1 million compared to $177.6 million recorded in fiscal 2006. Gross margin in fiscal 2007 was 42% compared to 34% in fiscal 2006. The increase in gross margin is primarily due to strong demand throughout the fiscal year in our computing, networking and consumer end markets, which includes server memory interface, NSEs, and clock products for gaming consoles, respectively, improvements in our cost and expense structure and the increased utilization of our Oregon fabrication facility. Cost and expense improvements include spending improvements related to synergies from our merger with ICS and a reduction in depreciation expense, primarily attributable to certain assets located at our Oregon fabrication facility that are now fully-depreciated. The utilization of our manufacturing capacity in Oregon increased from 70% of equipped capacity in fiscal 2006 to 80% of equipped capacity in fiscal 2007 due to general end-market strength and build ahead related to the transition of our internal assembly operations to an third-party.

Fiscal 2007 gross profit benefited from organic revenue growth and the inclusion of a full twelve month’s revenues from ICS products, compared to six and a half months in fiscal 2006. Our gross profit also benefited from a $9.6 million decrease in costs related to the sale of acquired inventory, valued at fair market value less an estimated selling cost, a decrease of $6.3 million in facility closure costs, primarily associated with the consolidation of our Northern California workforce and exit of previously leased facilities in fiscal 2006, and a reduction in depreciation expense. Offsetting these amounts, we recorded $4.4 million of asset impairment charges, primarily related to a decrease in the estimated fair value of our facility in the Philippines and a $2.6 million year-over-year increase in intangible asset amortization. We also recorded $3.7 million of stock-based compensation expense in conjunction with our adoption of SFAS 123(R) and $2.4 million of additional costs associated with the transition of our former Penang, Malaysia, assembly operations to third parties. In addition, we estimate that gross profit benefited in fiscal 2007 and fiscal 2006 by approximately $1.7 million and $1.3 million, respectively, related to the sale of product previously written down.

Operating Expenses

The following table presents our operating expenses for fiscal years 2008, 2007 and 2006, respectively:

(in thousands)	March 30, 2008	% of Net Revenues	April 1, 2007	% of Net Revenues	April 2, 2006	% of Net Revenues
Research and Development	$165,599	21%	$166,433	21%	$127,591	24%
Selling, General and Administrative	$161,708	21%	$191,211	24%	$142,518	27%
In-process Research and Development	$—	—	$500	0%	$2,300	0%

Research and development (fiscal 2008 compared to fiscal 2007). R&D expenses decreased $0.8 million, or 1%, to $165.6 million in fiscal 2008 compared to fiscal 2007. The decreases were primarily attributable to a $3.4 million decrease in performance related bonus and a $2.4 reduction in stock based compensation expenses as the stock options granted in connection with the ICS merger have been substantially recognized. Our equipment expenses and indirect materials decreased $1.1 million and $0.9 million, respectively, primarily related to lower depreciation expenses and lower photomask costs attributable to timing and efficiency of product development activities. Partially offsetting these decreases was an increase of $7.6 million in employee-related expenses, primarily attributable to additional development personnel to support the growth of our business and a full year of PC Audio division personal expenses in fiscal 2008 compared to six months in fiscal 2007.

We currently anticipate that R&D spending in fiscal 2009 will increase marginally as compared to fiscal 2008.

Research and development (fiscal 2007 compared to fiscal 2006). Research and Development (R&D) expenses increased $38.8 million, or 30%, to $166.4 million in fiscal 2007 compared to fiscal 2006. The increases were primarily due to employee-related expenses, which increased $32.1 million as a result of having a full year of ICS personnel expenses in fiscal 2007 compared to six and a half months in fiscal 2006, our acquisition of SigmaTel’s PC Audio business in Q2 2007 and higher performance-related bonuses. We also recorded $25.1 million of stock-based compensation in conjunction with our adoption of SFAS 123(R) in fiscal 2007 compared to zero in fiscal 2006. Finally, our indirect materials expenses increased $6.2 million, primarily due to increased photomask spending, as we continued to invest in new product development. These amounts were offset by a significant decrease in allocations of manufacturing spending to R&D activities, primarily attributable to the elimination of our process engineering function. In addition, we had lower equipment depreciation expense and the absence of certain impairment charges incurred in fiscal 2006.

Selling, general and administrative (fiscal 2008 compared to fiscal 2007). SG&A expenses decreased $29.5 million, or 15% to $161.7 million in fiscal 2008 compared to fiscal 2007. The decrease was primarily attributable to a reduction of $27.0 million in intangible asset amortization, a portion of which is being amortized on an accelerated method, resulting in decreased amortization expense over time. In addition, employee-related expenses decreased $7.4 million, primarily attributable to a $3.1 million decrease in stock based compensation expense as a lower valuation of new grants compared to fiscal 2007 and a $2.4 million reduction in performance related bonus. Partially offsetting these decreases was a $2.2 million increase in sales representative commissions as a higher percentage of our revenues being generated through sales representatives along with $1.2 million of costs related to an executive transition agreement with our former CEO. Finally, our outside services increased $2.5 million.

We currently anticipate that SG&A spending in fiscal 2009 will decrease significantly compared to fiscal 2008 due to lower intangible amortization.

Selling, general and administrative (fiscal 2007 compared to fiscal 2006). Selling, General and Administrative (SG&A) expenses increased $48.7 million, or 34%, to $191.2 million in fiscal 2007 compared to fiscal 2006. The increase was primarily due to the amortization of intangible assets, which increased $25.3 million as a result of our acquisition of SigmaTel’s PC Audio business in Q2 2007, our merger with ICS and our purchase of Freescale Assets in fiscal 2006. We also recorded $17.6 million of stock-based compensation in conjunction with our adoption of SFAS 123(R) in fiscal 2007 compared to no such costs in fiscal 2006. In addition, our employee-

related expenses increased $7.1 million as a result of having a full year of ICS personnel expenses in fiscal 2007 compared to six and a half months in fiscal 2006. Finally, our sales representative commissions increased $3.8 million as a result of increased revenues. These amounts were offset by the absence of certain impairment charges incurred in fiscal 2006.

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

In fiscal 2006, in connection with our merger with ICS, we recorded a $2.3 million charge to IPR&D. We utilized the DCF method to value the IPR&D, using discount rates ranging from 17% to 30%, depending on the estimated useful life of the technology. Based on the relatively few number of projects underway at the completion of our merger with ICS and the significant leverage on existing technology of in-process projects, IPR&D was not considered to be a significant component of the acquired business. Each of these individual projects was completed in fiscal 2006.

Stock-based compensation. Stock-based compensation expense totaled $41.2 million in fiscal 2008, including $3.9 million in COGS, $22.9 million in R&D, and $14.4 million in SG&A as compared to $46.5 million in fiscal 2007, including $3.7 million in COGS, $25.1 million in R&D, and $17.7 million in SG&A and zero in fiscal 2006. Effective April 3, 2006, we adopted the modified prospective transition method under the provisions of SFAS 123(R). Prior to the adoption of SFAS 123(R), we accounted for our equity incentive plans under the intrinsic value recognition and measurement principles of the Accounting Principles Board No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations. Accordingly, no stock-based compensation, other than amounts recorded in conjunction with acquisitions, was recognized in net income prior to our adoption of SFAS 123(R). Unrecognized compensation cost related to non-vested awards, including estimated forfeitures was $23.0 million and will be recognized over a weighted average period of 1.2 years.

Restructuring and Impairment. As part of an effort to streamline operations and increase profitability, we implemented reductions-in-force (RIF) in fiscal 2008, 2007 and 2006 that have impacted many of our operations.

During fiscal 2008, we initiated restructuring actions which affected engineering personnel in three of our product lines including the closure of our San Diego facility, as well as our manufacturing personnel. These actions resulted in the reduction of approximately 20 employees. We recorded restructuring expense of $0.7 million for severance and retention benefits associated with this action. In addition, the Company entered into a new sublease agreement for our Salinas facility, resulting in a reduction to our accrued lease liabilities of $0.2 million.

During fiscal 2007, we initiated a RIF, which affected our assembly workforce in Penang, Malaysia. This action coincided with our decision to outsource our assembly operations to a third party and to transition these services over the next year. This action resulted in the reduction of approximately 300 employees. We recorded and paid approximately $1.5 million of severance and retention to affected employees. This restructuring action was substantially completed in Q4 2007.

In Q4 2006, we initiated a RIF, which primarily affected our manufacturing workforce in Oregon. This action resulted in the reduction of approximately 35 employees. We recorded $0.8 million in Q4 2006, which was equivalent to the severance component guaranteed to each affected employee pursuant to company policy, in accordance with SFAS 112. In Q1 2007, we recorded an additional $0.5 million, which represented the remaining severance and benefits owed to the affected employees. This restructuring activity was completed in Q2 2007.

In Q2 2006, we completed the consolidation of our Northern California workforce into our San Jose headquarters and exited leased facilities in Salinas and Santa Clara. Upon exiting the buildings we recorded lease impairment charges of approximately $6.5 million, which represented the future rental payments under the agreements, reduced by an estimate of sublease income, and discounted to present value using an interest rate applicable to the Company. These charges were recorded as cost of revenues of $2.6 million, R&D of $2.1 million and SG&A of $2.4 million. In addition, we also wrote-off approximately $0.6 million of leasehold improvements and assets no longer in use. Through the end of fiscal 2008, the Company has made lease payments of $6.0 million related to vacated facilities in Santa Clara and Salinas since the initial charge in Q2 2006.

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

Restructuring Actions in Connection with the ICS Merger

In Q3 2006, we announced our plan to close our design center in Sydney, Australia, due to overlapping projects and teams resulting from our merger with ICS. The closure resulted in a RIF of approximately 15 employees and we recorded approximately $0.7 million of severance costs in Q3 2006 related to this action. In Q1 2007, upon the exit of the leased facility, we paid a termination fee of approximately $0.3 million and wrote-off approximately $0.2 million of leasehold improvements. This restructuring activity was completed in Q1 2007.

We estimate the actual savings realized through fiscal 2008 as a result of these restructuring actions are consistent with the anticipated savings developed at the time these restructuring actions were initiated.

Asset impairment. We owned an assembly and test facility in Manila, the Philippines that was classified as held-for-sale in fiscal 2006 (Manila disposal group). In fiscal 2007, the fair value of the Manila disposal group was reassessed by management and it was determined the carrying value of the Manila disposal group exceeded the market value. As a result, we recorded an impairment charge of approximately $2.5 million to reduce the carrying value of the Manila disposal group to its estimated market value, less selling costs. In Q4 2007, we accepted an offer to purchase the Manila disposal group. As a result, we recorded an additional impairment charge of approximately $1.9 million to reduce the carrying value of the Manila disposal group to the sales price, less selling costs. We completed the sale of this facility in fiscal 2008.

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

Sale of Previously Impaired Assets. During fiscal 2006, we sold equipment from our Salinas wafer fabrication facility, which had been previously impaired as part of a previous restructuring action. As the proceeds from these sales exceeded the impaired value of the assets, we recorded credits to cost of revenues of approximately $0.8 million in fiscal 2006.

Interest income and other, net. Changes in interest income and other, net are summarized as follows:

(in thousands)	Fiscal 2008	Fiscal 2007	Fiscal 2006
Interest income	$15,020	$14,502	$13,659
Other income (expense), net	1,795	709	(999)

Interest income and other, net	$16,815	$15,211	$12,660

The increase of $0.5 million in interest income in fiscal 2008 compared to fiscal 2007 is primarily attributable to $0.8 million of interest income from a tax settlement with the IRS related to tax returns in periods prior to our merger with ICS, offset by a less favorable interest rate and lower cash balances during fiscal 2008 as a result of stock repurchases. The $0.8 million increase in interest income in fiscal 2007 compared to fiscal 2006 is primarily attributed to a more favorable and stable interest rate during fiscal 2007, offset by a reduction in cash as a result of stock repurchases.

The $1.1 million increase in other income, net in fiscal 2008 compared to fiscal 2007 is primarily attributable to gains realized on sales of our equity investment in Maxtek, offset by losses recognized on our executive deferred compensation plan assets. The $1.7 million increase in other income, net in fiscal 2007 compared to fiscal 2006 is primarily attributable to gains recognized on our executive deferred compensation plan assets.

Provision (benefit) for income taxes. We recorded an income tax benefit of $5.4 million in fiscal 2008, a change of $10.5 million, compared to income tax provision of $5.0 million in fiscal 2007. The tax benefit in fiscal 2008 is primarily attributable to the reversal of $11.4 million of deferred tax liability, as a result of the extension of our Pioneer tax status and a lower enacted tax rate in Singapore, offset by foreign income, withholding taxes and estimated U.S. and state taxes. The provision for income taxes in fiscal 2007 primarily reflects estimated foreign income and withholding taxes and estimated U.S. state taxes.

Our Pioneer tax certificate in Singapore, which exempts certain income from taxation, was set to expire on December 31, 2007. In late 2007, we applied for an extension of the Pioneer tax certificate. The Singapore EDB approved our application to extend the Pioneer tax certificate in January 2008 and offered to extend the Pioneer status of our Singapore subsidiary, until December 31, 2009. We accepted the offer in Q4 2008.

As of March 30, 2008, we continued to maintain a valuation allowance against our net U.S. deferred tax asset as we could not conclude that it is more likely than not that we will be able to realize our U.S. deferred tax assets in the foreseeable future. We will continue to evaluate the release of the valuation allowance on a quarterly basis.

As of March 30, 2008, we are subject to examination in the U.S. federal tax jurisdiction for the fiscal years beginning with 2002. During fiscal 2008, we settled tax audits with the IRS related to the ICS pre-merger periods. As a result, the net settlement was approximately $6.4 million of tax refund and interest, the majority of which was booked as a credit against goodwill as it was related to periods prior to the ICS merger.

As of March 30, 2008, we are also subject to examination in various state and foreign jurisdictions for tax years 2002 forward, none of which were individually material.

Liquidity and Capital Resources

Our cash and available for sale investments were $239.2 million at March 30, 2008, a decrease of $120.7 million compared to April 1, 2007. The decrease is primarily attributable to the repurchase of approximately $334.8 million of common stock, offset by $186.7 million in cash from operations. We had no outstanding debt at March 30, 2008 or April 1, 2007.

We recorded a net income of $34.2 million in fiscal 2008 compared to a net loss of $7.6 million in fiscal 2007. Net cash provided by operating activities decreased $29.8 million, or 14% to $186.7 million in fiscal 2008 compared to $216.5 million in fiscal 2007. A summary of the significant non-cash items included in net income and net loss are as follows:

•

Amortization of intangible assets was $110.0 million in fiscal 2008 compared to $155.4 million in fiscal 2007. The decrease is primarily associated with intangible assets related to our merger with ICS, a portion of which is being amortized on an accelerated method, resulting in decreased amortization expense over time.

•

Stock-based compensation was $41.2 million in fiscal 2008 compared to $46.5 million in fiscal 2007. The decrease is due to a portion of the ICS merger grants becoming fully recognized in fiscal 2008 and lower valuation of new grants as compared to fiscal 2007.

•

We recorded restructuring and impairment charges of $4.6 million in fiscal 2007, primarily related to an impairment charge to reduce the carrying value of our facility in Manila, the Philippines, which we had no similar charges in fiscal 2008.

•

Depreciation expense was $29.9 million in fiscal 2008 compared to $32.8 million in fiscal 2007. The decrease is primarily attributable to our manufacturing equipment as a large portion of these assets are now fully depreciated.

•

A decrease in deferred taxes of $7.5 million in fiscal 2008 compared to an increase of $1.1 million in fiscal 2007. The decrease in fiscal 2008 is attributable to a reduction in deferred tax liabilities, as a result of the extension of our Pioneer tax status in Singapore. The increase in deferred taxes in fiscal 2007 is attributable to a decrease in passive income that is deferred in Singapore and differences attributable to acquired intangibles.

•	We recorded a $1.8 million gain on sale of our equity investment in Maxtek in fiscal 2008, compared to zero in fiscal 2007.

Net uses of cash related to working capital-related items increased $2.4 million, from a net $16.9 million use of cash in fiscal 2007 to a net $19.3 million use of cash in fiscal 2008. A summary of significant working capital items providing relatively more cash in fiscal 2008 included:

•

A decrease in inventory of $5.0 million in fiscal 2008 compared to an increase of $18.6 million in fiscal 2007. The decrease in fiscal 2008 is primarily attributable to our efforts to align our inventory levels to meet current demand while the increase in fiscal 2007 was to meet our customers’ demand, primarily in our computing and consumer end markets along with the acquisition of the PC Audio business. In addition, we built additional inventory in fiscal 2007 in anticipation of the transition of our remaining assembly operations to a third-party.

•

A decrease in income taxes receivable/payable of $5.8 million in fiscal 2008 compared to a decrease of $6.0 million in fiscal 2007. The decrease in fiscal 2008 is primarily attributable to the tax settlement with the IRS for ICS pre-acquisition tax returns. The decrease in fiscal 2007 is primarily attributable to payments of prior year income tax liabilities.

•

A decrease in accounts receivable of $8.3 million in fiscal 2008 compared to an increase of $0.2 million in fiscal 2007. The decrease in fiscal 2008 is attributable to lower revenues in the fourth quarter. The minimal increase in fiscal 2007 reflects our continuing efforts to manage our customer receivables and cash collection despite significantly higher revenues.

The factors listed above were partially offset by other working capital items that used relatively more cash during fiscal 2008:

•

An increase in prepayment and other assets of $15.3 million in fiscal 2008, compared to an increase of $2.1 million in fiscal 2007. The increase in fiscal 2008 is primarily attributable to the purchase of approximately $23.3 million of software design tools and $2.2 million increase in VAT receivable due to the timing of the receipt of refund, partially offset by the standard prepaid amortization and a decrease in the value of our executive deferred compensation. In addition, we sold our Philippine facility for net proceeds of $2.4 million in fiscal 2008. The increase in fiscal 2007 is attributable to an increase in the value of our executive deferred compensation plan assets, an increase in other receivables, primarily related to the sale of assembly equipment to third-parties, as well as an increase in prepaid maintenance contracts.

•

A decrease in deferred income on shipments to distributors of $10.0 million in fiscal 2008 compared to an increase of $4.5 million in fiscal 2007. The decrease in fiscal 2008 is attributable to due to lower inventory levels in the channel as distributors increased sales to their end customers and adjusted their inventory level in light of challenges in the communications and consumer end markets. The increase in fiscal 2007 is attributable to our distributors increasing inventory levels to meet customer demand.

•

A decrease in accrued compensation of $4.3 million in fiscal 2008 compared to an increase of $7.7 million in fiscal 2007. The decrease in fiscal 2008 is primarily attributable to a reduction in performance-related bonuses. The increase in fiscal 2007 is primarily attributable to an increase in employee-related expenses, such as payroll, benefits and performance-related bonuses.

•

An increase in accounts payable of $1.3 million in fiscal 2008 compared to an increase of $3.4 million in fiscal 2007. The increase in account payable is primarily attributable to an increase in outstanding but uncleared vendor disbursements at the end of the period, partially offset by a decrease in the volumes of foundry and subcontract activity along with the timing of payments. The increase in fiscal 2007 reflects the additional costs of operating a larger business compared to the prior fiscal year.

•

A decrease in other accrued and long term liability of $7.5 million in fiscal 2008 compared to a decrease of $5.6 million in fiscal 2007. The decrease in fiscal 2008 is primarily attributable to a reclass of outstanding but uncleared vendor disbursements and an adjustment of previous reserved lease impairment for vacated facilities as we completed a buyout of the San Jose ICS lease with the landlord and subleased the Salinas facility in fiscal 2008. Fiscal 2008 is partially offset by $1.2 million and $2.8 million accruals related to the executive transition agreement signed with our Chief Executive Officer and the purchases of software design tools. The decrease in fiscal 2007 is attributable to a reduction in accrued costs related to restructuring actions initiated in the prior year and the absence of deferred license revenues, which were fully recognized within fiscal 2007.

Net cash provided by operating activities in fiscal 2007 was $216.5 million compared to $122.5 million in fiscal 2006. A majority of the increase was attributable to non-cash items, including increases in the amortization of intangible assets and the inclusion of stock-based compensation expense. Partially offsetting these increases, working capital items used $16.9 million in cash in fiscal 2007 compared to a source of $11.4 million in fiscal 2006.

Working capital items consuming relatively more cash during 2007 included increases in inventory, prepayments and other assets and accounts receivable, as well as decreases in income tax payable and other accrued liabilities. Inventory increased as we built our inventory to meet customers’ demand, primarily in our computing and consumer end markets. Prepayment and other assets increased as result of an increase in the value of our executive deferred compensation plan assets, an increase in other receivables primarily related to the sale of assembly equipment to third-parties. Accounts receivable increased only slightly as a result of our continuing effect to managing our customer receivable and cash collection. Income tax payable decreased as we paid prior year income tax liabilities. Other accrued liabilities decreased as we reduced costs related to restructuring actions initiated in 2006 along with the absence of deferred license revenues.

Working capital items providing more cash during fiscal 2007 included increases in accrued compensation, deferred income on shipments to distributors and accounts payable. Accrued compensation increased primarily related to performance related bonuses. An increase in deferred income on shipments to distributors is attributable to our distributors increasing inventory levels to meet customer demand. Accounts payable increased as we expanded our operations following our merger with ICS.

Net cash used for investing activities was $9.5 million in fiscal 2008, compared to $174.9 million in fiscal 2007. Net proceeds from the sale and maturity of short-term investments were $7.5 million in fiscal 2008, compared to net purchases of $81.2 million in fiscal 2007. Our fiscal 2007 investing activities also included the acquisition of SigmaTel’s PC Audio business for $73.2 million, net of cash acquired. Finally, capital expenditures were $16.9 million in fiscal 2008 compared to $20.5 million in fiscal 2007.

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

Net cash used in financing activities was $293.2 million in fiscal 2008, compared to $62.0 million in fiscal 2007. In fiscal 2008, we repurchased approximately $334.8 million of common stock under our share repurchase programs, offset by proceeds of approximately $41.7 million from the exercise of employee stock options and the issuance of stock under our employee stock purchase plan. In fiscal 2007, we repurchased approximately $124.9 million of common stock, offset by proceeds of $62.9 million from the exercise of employee stock options and the issuance of stock under our employee stock purchase plan.

Net cash used for financing activities was $62.0 million in fiscal 2007 compared to $10.3 million in fiscal 2006. The primary source of cash was the issuance of common stock in connection with the exercise of stock options and the purchase of shares under our employee stock purchase plan. The primary use of cash was the repurchase of approximately $124.9 million of common stock under our share repurchase programs. In fiscal 2006, we repurchased approximately $50.8 million of common stock under our share repurchase programs.

We anticipate capital expenditures of approximately $25.0 million during fiscal 2009 to be financed through cash generated from operations and existing cash and investments.

The following table summarizes our contractual arrangements at March 30, 2008, and the expected timing and effects of these commitments on our liquidity and cash flow in future periods:

	Payments Due by Period
(in millions)	Total	Less Than 1 Year	2-3 Years	4-5 Years	Thereafter
Operating leases (1)	$13.5	$4.2	$5.1	$3.3	$0.9
Other long-term supplier obligations (2)	3.1	—	3.1	—	—

(1)

Operating lease amounts in the table above exclude future sublease income to be received under non- cancelable sublease agreements of approximately $1.5 million, of which $0.2 million is expected to be received within one year, $0.5 million is expected to be received within two to three years, $0.6 million is expected to be received within four to five years and $0.2 million is expected to be received thereafter.
(2)	Other long-term supplier obligations represent payments due under various software design tool agreements.

As of March 30, 2008, our unrecognized tax benefits were $40.8 million, of which $20.7 million are classified as long-term liabilities, and $20.1 million which are netted against deferred tax assets. In addition, we have $12.9 million of amounts payable related to obligations under our deferred compensation plan, which are classified as long term liabilities. At this time, we are unable to make a reasonably reliable estimate of the timing of payments, if any, in individual years due to uncertainties in the timing or outcomes of either actual or anticipated tax audits and the timing of employee departures. As a result, this amount is not included in the table above.

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

We believe that existing cash and investment balances, together with cash flows from operations, will be sufficient to meet our working capital and capital expenditure needs through fiscal 2009. We may choose to investigate other financing alternatives; however, we cannot be certain that additional financing will be available on satisfactory terms.

Off-balance Sheet Arrangements

As of March 30, 2008, we did not have any off-balance sheet arrangements, as defined under SEC Regulation S-K Item 303(a)(4)(ii).

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (SFAS No. 161). The standard requires additional quantitative disclosures (provided in tabular form) and qualitative disclosures for derivative instruments. The required disclosures include how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows; relative volume of derivative activity; the objectives and strategies for using derivative instruments; the accounting treatment for those derivative instruments formally designated as the hedging instrument in a hedge relationship; and the existence and nature of credit-related contingent features for derivatives. SFAS No. 161 does not change the accounting treatment for derivative instruments. SFAS No. 161 is effective in the first quarter of fiscal year 2010.

In February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (FSP 157-1) and FSP 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2). FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal year 2010. We are currently evaluating the impact that SFAS No. 157 will have on our consolidated financial statements when it is applied to non-financial assets and non-financial liabilities that are not measured at fair value on a recurring basis beginning in the first quarter of fiscal year 2010.

In December 2007, the FASB issued SFAS 141 (R), Business Combinations (SFAS 141(R)). The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We are currently evaluating the impact of the pending adoption of SFAS 141(R) on our consolidated financial statements.

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

Our interest rate risk relates primarily to our short-term investments of $107.2 million as of March 30, 2008. By policy, we limit our exposure to long-term investments and mitigate the credit risk through diversification and adherence to a policy requiring the purchase of highly rated securities. As of March 30, 2008, the Company’s cash and investment portfolio was highly concentrated in securities with same day liquidity and at the end of fiscal 2008, a substantial majority of securities in our investment portfolio had maturities of less than two years. Although a hypothetical 10% change in interest rates could have a material effect on the value of our investment portfolio at a given time, we normally hold these investments until maturity, which results in no realized impact on results of operations or cash flows. We do not currently use derivative financial instruments in our investment portfolio.

In addition, we maintain a portfolio of investments for certain deferred compensation arrangements, the fair value of which was $12.7 million as of March 30, 2008. The portfolio is managed to achieve the same investment allocation as the participants’ directed investment election. The deferred compensation under the arrangement is classified in Other Long-Term Liabilities within the Consolidated Balance Sheet.

At March 30, 2008, we had no outstanding debt.

We are exposed to foreign currency exchange rate risk as a result of international sales, assets and liabilities of foreign subsidiaries, local operating expenses of our foreign entities and capital purchases denominated in foreign currencies. We may use derivative financial instruments to help manage our foreign currency exchange exposures. We do not enter into derivatives for speculative or trading purposes. We performed a sensitivity analysis as of March 30, 2008 and determined that, without hedging the exposure, a 10% change in the value of the U.S. dollar would result in an approximate 0.4% impact on gross profit margin percentage, as we operate manufacturing facilities in Malaysia and Singapore, and an approximate 0.6% impact to operating expenses (as a percentage of revenue) as we operate sales offices in Japan and throughout Europe and design centers in the United States, China, and Canada. At March 30, 2008 we had no outstanding foreign exchange contracts.

We did not have any currency exposure related to any outstanding capital purchases as of March 30, 2008.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule covered by Report of Independent Registered Public Accounting Firm included in Item 8:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Integrated Device Technology, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Integrated Device Technology, Inc. and its subsidiaries at March 30, 2008 and April 1, 2007, and the results of their operations and their cash flows for each of the three years in the period ended March 30, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 14 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in fiscal 2008.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in fiscal 2007.

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

/s/ PricewaterhouseCoopers LLP

San Jose, CA

May 19, 2008

INTEGRATED DEVICE TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)	March 30, 2008	April 1, 2007
Assets
Current assets:
Cash and cash equivalents	$131,986	$246,589
Short-term investments	107,205	113,344
Accounts receivable, net of allowances of $7,796 and $8,000	81,675	89,986
Inventories	79,954	85,076
Deferred tax assets	4,853	7,308
Prepayments and other current assets	26,081	29,437

Total current assets	431,754	571,740
Property, plant and equipment, net	81,652	93,058
Goodwill	1,027,438	1,038,064
Acquisition-related intangibles, net	204,489	314,484
Other assets	36,504	24,386

Total assets	$1,781,837	$2,041,732

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$48,352	$47,854
Accrued compensation and related expenses	26,621	30,882
Deferred income on shipments to distributors	24,312	34,343
Income taxes payable	150	30,514
Other accrued liabilities	14,865	22,445

Total current liabilities	114,300	166,038
Deferred tax liabilities	7,678	20,603
Long-term income tax payable	20,673	—
Other long-term obligations	18,364	16,001

Total liabilities	161,015	202,642

Commitments and contingencies (Notes 10 and 11)
Stockholders’ equity:
Preferred stock; $.001 par value: 10,000 shares authorized; no shares issued	—	—
Common stock; $.001 par value: 350,000 shares authorized; 171,282 and 196,263 shares outstanding	171	196
Additional paid-in capital	2,237,634	2,154,817
Treasury stock (49,395 and 20,542 shares) at cost	(715,509)	(380,678)
Retained earnings	95,446	61,206
Accumulated other comprehensive income	3,080	3,549

Total stockholders’ equity	1,620,822	1,839,090

Total liabilities and stockholders’ equity	$1,781,837	$2,041,732

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
(In thousands, except per share data)	March 30, 2008	April 1, 2007	April 2, 2006
Revenues	$781,467	$803,596	$527,778
Cost of revenues	442,135	462,948	350,211

Gross profit	339,332	340,648	177,567

Operating expenses:
Research and development	165,599	166,433	127,591
Selling, general and administrative	161,708	191,211	142,518
Acquired in-process research and development	—	500	2,300

Total operating expenses	327,307	358,144	272,409

Operating income (loss)	12,025	(17,496)	(94,842)
Other-than-temporary loss on investments	—	—	(1,705)
Interest expense	(103)	(263)	(222)
Interest income and other, net	16,815	15,211	12,660

Income (loss) before income taxes	28,737	(2,548)	(84,109)
Provision (benefit) for income taxes	(5,442)	5,030	(2,401)

Net income (loss)	$34,179	$(7,578)	$(81,708)

Basic net income (loss) per share:	$0.18	$(0.04)	$(0.52)
Diluted net income (loss) per share:	$0.18	$(0.04)	$(0.52)
Weighted average shares:
Basic	187,213	198,106	157,345
Diluted	189,260	198,106	157,345

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
(in thousands)	March 30, 2008	April 1, 2007	April 2, 2006
Cash flows provided by (used for) operating activities:
Net income (loss)	$34,179	$(7,578)	$(81,708)
Adjustments:
Depreciation	29,881	32,773	59,110
Amortization of intangible assets	109,995	155,388	126,870
Stock-based compensation expense, net of amounts capitalized in inventory	41,242	46,506	—
Acquired in-process research and development	—	500	2,300
Impairment loss on investments	—	—	1,705
Non-cash restructuring, asset impairment and other	—	4,630	8,711
Gain on sale of investment in equity securities	(1,784)	—	—
Deferred tax provision (benefit)	(7,501)	1,107	(6,383)
Tax benefit from employee stock plans	—	—	486
Changes in assets and liabilities (net of amounts acquired):
Accounts receivable, net	8,311	(187)	(11,931)
Inventories	5,001	(18,586)	12,953
Other assets	(15,297)	(2,051)	3,935
Accounts payable	(1,306)	3,389	2,619
Accrued compensation and related expenses	(4,261)	7,684	6,608
Deferred income on shipments to distributors	(10,031)	4,546	10,319
Income taxes payable and receivable	5,798	(6,032)	(2,032)
Other accrued liabilities and long term liabilities	(7,497)	(5,613)	(11,050)

Net cash provided by operating activities	186,730	216,476	122,512

Cash flows provided by (used for) investing activities
Acquisitions, net of cash acquired	—	(73,212)	(470,813)
Purchases of property, plant and equipment	(16,938)	(20,490)	(25,036)
Purchases of short-term investments	(170,882)	(129,800)	(12,947)
Proceeds from sales and maturities of short-term investments	178,359	48,561	474,837

Net cash used for investing activities	(9,461)	(174,941)	(33,959)

Cash flows provided by (used for) financing activities
Issuance of common stock	41,659	62,864	40,498
Repurchase of common stock	(334,831)	(124,930)	(50,839)
Excess tax benefit from share based payment arrangements	12	73	—

Net cash used for financing activities	(293,160)	(61,993)	(10,341)

Effect of exchange rates on cash and cash equivalents	1,288	874	(800)

Net increase (decrease) in cash and cash equivalents	(114,603)	(19,584)	77,412
Cash and cash equivalents at beginning of period	246,589	266,173	188,761

Cash and cash equivalents at end of period	$131,986	$246,589	$266,173

Supplemental disclosure of cash flow information
Cash paid (received) for:
Interest	$5	$11	$14
Income taxes, net of refunds	$(569)	$9,313	$4,279
Non-cash investing and financing activities:
Issuance of common stock and stock options in connection with ICS acquisition	$—	$—	$1,160,236

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(IN THOUSANDS)

(in thousands, except share amounts)	Common Stock and Additional Paid-In Capital		Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Dollars
Balance, April 3, 2005	106,136,015	$843,529	$(204,909)	$150,492	$(1,996)	$787,116
Comprehensive loss:
Net loss	—	—	—	(81,708)	—	(81,708)
Translation adjustment	—	—	—	—	(748)	(748)
Net unrealized loss on Investments	—	—	—	—	3,158	3,158

Total comprehensive loss						(79,298)

Issuance of common stock	4,504,826	40,498	—	—	—	40,498
Acquisition of Integrated Circuit Systems, Inc.	91,404,853	1,160,236				1,160,236
Repurchase of common stock	(3,656,900)	—	(50,839)	—	—	(50,839)
Tax benefit from stock options	—	486	—	—	—	486

Balance, April 2, 2006	198,388,794	2,044,749	(255,748)	68,784	414	1,858,199

Comprehensive loss:
Net loss	—	—	—	(7,578)	—	(7,578)
Translation adjustment	—	—	—	—	831	831
Net unrealized gain on investments	—	—	—	—	2,304	2,304

Total comprehensive loss						(4,443)

Issuance of common stock	5,702,121	62,864	—	—	—	62,864
Repurchase of common stock	(7,828,173)	—	(124,930)	—	—	(124,930)
Tax benefit from stock options	—	73	—	—	—	73
Stock-based compensation	—	47,327	—	—	—	47,327

Balance, April 1, 2007	196,262,742	2,155,013	(380,678)	61,206	3,549	1,839,090

Comprehensive income:
Net income	—	—	—	34,179	—	34,179
Translation adjustment	—	—	—	—	1,025	1,025
Net unrealized gain (loss) on Investments	—	—	—	—	(1,494)	(1,494)

Total comprehensive income						33,710

Issuance of common stock	3,871,796	41,659	—	—	—	41,659
Repurchase of common stock	(28,853,034)		(334,831)	—	—	(334,831)
Adoption of FIN 48				61		61
Tax benefit from stock options	—	12	—	—	—	12
Stock-based compensation	—	41,121	—	—	—	41,121

Balance, March 30, 2008	171,281,504	$2,237,805	$(715,509)	$95,446	$3,080	$1,620,822

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

Basis of Presentation. The Company’s fiscal year ends on the Sunday nearest March 31. Fiscal 2008, 2007 and 2006 each included 52 weeks and ended on March 30, 2008, April 1, 2007 and April 2, 2006.

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

In September 2005, the Company completed its merger with Integrated Circuit Systems, Inc. (ICS). ICS designed, developed and marketed a broad array of silicon timing devices used in computing systems and within the communications infrastructure industry. The merger enabled the Company to expand its customer base, portfolio of products and its market position in the semiconductor industry. In accordance with SFAS 141, the Company has included in its results of operations for the fiscal year ended April 2, 2006, the results of ICS from the date the transaction closed.

Reclassifications

Certain fiscal 2007 amounts in the accompanying consolidated financial statements have been reclassified to conform to the fiscal 2008 presentation. These reclassifications had no effect on previously reported consolidated statements of operations or stockholders’ equity.

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All inter-company accounts and transactions have been eliminated.

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

Trading Securities. Trading securities are stated at fair value, with gains or losses resulting from changes in fair value recognized currently in earnings. The Company elects to classify as “trading” assets a portion of its marketable equity securities, which are contained in the “Other assets” line item in the non-current section of the Consolidated Balance Sheets. These investments consist exclusively of a marketable equity portfolio held to generate returns that seek to offset changes in liabilities related to certain deferred compensation arrangements. Gains or losses from changes in the fair value of these equity securities are recorded as compensation expense which is offset by losses or gains on the related liabilities recorded as non-operating earnings.

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

Income Taxes. We account for income taxes under an asset and liability approach that requires the expected future tax consequences of temporary differences between book and tax bases of assets and liabilities be recognized as deferred tax assets and liabilities. Generally accepted accounting principles require us to evaluate our ability to realize the value of our net deferred tax assets on an ongoing basis. A valuation allowance is recorded to reduce the net deferred tax assets to an amount that will more likely than not be realized. Accordingly, we consider various tax planning strategies, forecasts of future taxable income and our most recent operating results in assessing the need for a valuation allowance. In the consideration of the ability to realize the value of net deferred tax assets, recent results must be given substantially more weight than any projections of future profitability. In the fourth quarter of fiscal 2003, we determined that, under applicable accounting principles, we could not conclude that it was more likely than not that we would realize the value of our net deferred tax assets. Our assumptions regarding the ultimate realization of these assets remained unchanged in fiscal 2008 and accordingly, we record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized.

On April 2, 2007, we adopted the Financial Accounting Standards Board’s (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretations of FASB Statement No, 109 (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result of the implementation of FIN 48, we recognize the tax liability for uncertain income tax positions on the income tax return based on the two-step process prescribed in the interpretation. The first step is to determine whether it is more likely than not that each income tax position would be sustained upon audit. The second step is to estimate and measure the tax benefit as the amount that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority. Estimating these amounts requires us to determine the probability of various possible outcomes. We evaluate these uncertain tax positions on a quarterly basis. This evaluation is based on the consideration of several factors including changes in facts or circumstances, changes in applicable tax law, settlement of issues under audit, and new exposures. If we later determine that our exposure is lower or that the liability is not sufficient to cover our revised expectations, we adjust the liability and effect a related change in our tax provision during the period in which we make such determination.

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

For distributors who have stock rotation, price protection and ship from stock pricing adjustment rights, the Company defers revenue and related cost of revenues on sales to these distributors until the product is subsequently sold by the distributor to an end-customer. Subsequent to shipment to the distributor, the Company reduces product pricing through price protection based on market conditions, competitive considerations and other factors. Price protection is granted to distributors on the inventory that they have on hand at the date the price protection is offered. The Company also grants certain credits to its distributors on specially identified portions of the distributors’ business to allow them to earn a competitive gross margin on the sale of the Company’s products to their end customers. As a result of our inability to estimate these credits, we have determined that the sales price to these distributors is not fixed or determinable until the final sale to the end-customer.

In the APAC region, we have distributors for which revenue is recognized upon shipment, with reserves recorded for the estimated return and pricing adjustment exposures. The determination of the amount of reserves to be recorded for stock rotation rights requires the Company to make estimates as to the amount of product which will be returned by customers within their limited contractual rights. The Company utilizes historical return rates to estimate the exposure in accordance with Statement of Financial Accounting Standards (SFAS) No. 48, Revenue Recognition When Right of Return Exists (SFAS 48). In addition, from time-to-time, the Company is required to give pricing adjustments to distributors for product purchased in a given quarter that remains in their inventory. These amounts are estimated by management based on discussions with customers, assessment of market trends, as well as historical practice.

Based on the terms in the agreements with our distributors and the application of this policy, the Company recognizes revenue once the distributor sells our products to an end-customer for North American and European distributors and recognizes revenue upon shipment to Japanese distributors and substantially all Asian distributors.

Shipping and Handling Costs. The Company includes shipping and handling costs billed to customers in net revenue. The Company’s shipping and handling costs are included in cost of revenue.

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

The Company completed an analysis of its stock option exercise behavior over the ten years prior to its adoption of SFAS 123(R) and determined that a five-year expected term is more reflective of the Company’s historical experience, giving consideration to the contractual terms of the stock-based awards and vesting schedules. The interest rate is based on the average U.S. Treasury interest rate in effect during the applicable quarter. The Company believes that the implied volatility of its common stock is an important consideration of current market conditions and a good indicator of the expected volatility of its common stock. However, due to the limited volume of options freely traded over the counter, the Company believes implied volatility, by itself, it is not representative of the expected volatility of its common stock. Therefore, upon adoption of SFAS 123(R) the Company revised the volatility factor used to estimate the fair value of its stock-based awards, which now reflects a blend of historical volatility of its common stock and implied volatility of call options and dealer quotes on call options, generally having a term of less than twelve months. The Company has not paid, nor does it have current plans to pay dividends on its common stock in the foreseeable future.

Net Income (Loss) Per Share. Basic and diluted net income (loss) per share is computed using weighted-average common shares outstanding in accordance with SFAS 128, Earning per share.

	Fiscal Year Ended
(in thousands, except per share amounts)	March 30, 2008	April 1, 2007	April 2, 2006
Net income (loss)	$34,179	$(7,578)	$(81,708)

Weighted average common shares outstanding, basic	187,213	198,106	157,345
Dilutive effect of employee stock options and awards	2,047	—	—
Weighted average common shares outstanding, diluted	189,260	198,106	157,345
Basic earnings per common share	$0.18	$(0.04)	$(0.52)
Diluted earnings per common share	0.18	(0.04)	(0.52)

Stock options to purchase 12.6 million, 8.0 million and 5.9 million shares for the fiscal years ended March 30, 2008, April 1, 2007 and April 2, 2006, respectively, were outstanding, but were excluded from the calculation of diluted earnings per share because price of these options exceeded the average share price of the common shares and therefore, the effect would have been antidilutive. Net loss per share for the fiscal year ended April 1, 2007 and April 2, 2006 is based only on weighted average shares outstanding. Stock options based equivalent shares of 4.9 million and 2.1 million for the fiscal years ended April 1, 2007 and April 2, 2006, respectively, were excluded from the calculation of diluted earnings per share, as their effect would be anti-dilutive in a net loss period.

Comprehensive Income (Loss). Under SFAS No. 130, Reporting Comprehensive Income, comprehensive income (loss) is defined as the change in equity during a period from non-owner sources. The components of accumulated other comprehensive income were as follows:

(in thousands)	March 30, 2008	April 1, 2007
Cumulative translation adjustments	$2,528	$1,503
Unrealized gain on available-for-sale investments	552	2,046

Total accumulated other comprehensive income	$3,080	$3,549

In fiscal 2006, we reclassified an other-than-temporary loss of $1.7 million on certain available-for-sale investments from accumulated other comprehensive loss to operating expenses as the fair value of available-for-sale investments had gradually decreased over the prior twelve months as a result of interest rate increases. This action was based upon the magnitude and length of time these securities had been in a continuous unrealized loss position and in consideration of our near-term cash requirements related to our merger with ICS.

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

Certain risk and concentrations. The Company’s most significant potential exposure to credit concentration risk includes debt-security investments, foreign exchange contracts and trade accounts receivable. The Company’s investment policy addresses sector and industry concentrations, credit ratings and maturity dates. The Company invests its excess cash primarily in money market instruments, diversifies its investments and, by policy, invests only in highly rated securities to minimize credit risk.

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

One family of distributors, Maxtek and its affiliates, represented approximately 25% and 20% of the Company’s revenues in fiscal 2008 and 2007, respectively, and 30% and 24% of its gross accounts receivable balance as of March 30, 2008 and April 1, 2007, respectively.

For foreign exchange contracts, the Company manages its potential credit exposure primarily by restricting transactions to only high-credit quality counterparties.

The semiconductor industry is characterized by rapid technological change, competitive pricing pressures, and cyclical market patterns. The Company’s results of operations are affected by a wide variety of factors, including general economic conditions, both at home and abroad; economic conditions specific to the semiconductor industry; demand for the Company’s products; the timely introduction of new products; implementation of new manufacturing technologies; manufacturing capacity; the availability and cost of materials and supplies; competition; the ability to safeguard patents and intellectual property in a rapidly evolving market; and reliance on assembly and manufacturing foundries, independent distributors and sales representatives. As a result, the Company may experience substantial period-to-period fluctuations in future operating results due to the factors mentioned above or other factors.

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

Recent Accounting Pronouncements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (SFAS No. 161). The standard requires additional quantitative disclosures (provided in tabular form) and qualitative disclosures for derivative instruments. The required disclosures include how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows; relative volume of derivative activity; the objectives and strategies for using derivative instruments; the accounting treatment for those derivative instruments formally designated as the hedging instrument in a hedge relationship; and the existence and nature of credit-related contingent features for derivatives. SFAS No. 161 does not change the accounting treatment for derivative instruments. SFAS No. 161 is effective in the first quarter of fiscal year 2010.

In February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (FSP 157-1) and FSP 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2). FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2010. We are currently evaluating the impact that SFAS No. 157 will have on our consolidated financial statements when it is applied to non-financial assets and non-financial liabilities that are not measured at fair value on a recurring basis beginning in the first quarter of fiscal year 2010.

In December 2007, the FASB issued SFAS 141 (R), Business Combinations (SFAS 141(R)). The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We are currently evaluating the impact of the pending adoption of SFAS 141(R) on our consolidated financial statements.

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

In accordance with SFAS 141, Business Combinations, the Company has allocated the purchase price to the estimated tangible and intangible assets acquired and liabilities assumed including in-process research and development, based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. The acquisition provides the Company with a team of engineers, certain assets and a product portfolio involving PC audio technologies. The Company believes these technologies will allow it to pursue expanded opportunities, particularly in the emerging high-definition PC audio market. These opportunities, along with the ability to sell PC audio products to the existing base of IDT customers, were significant contributing factors to the establishment of the purchase price. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management estimates and assumptions, including valuations that utilize established valuation techniques appropriate for the high-technology industry. Goodwill is expected to be deductible for tax purposes. In accordance with SFAS 142, Goodwill and Intangible Assets, goodwill is not amortized but will be reviewed at least annually for impairment. Purchased intangibles with finite lives are being amortized over their respective estimated useful lives on a straight line basis. The purchase price has been allocated as follows:

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

Backlog represents the value of standing orders for SigmaTel’s PC audio products as of the close of the acquisition. Backlog was valued using a DCF model. The Company utilized a discount factor of 12% and is amortized this intangible asset on a straight-line basis over 0.25 years.

Merger with ICS

On September 16, 2005, the Company completed its merger with ICS, pursuant to which it acquired 100% of the voting common stock of ICS. The merger resulted in the issuance of (i) approximately 91.4 million shares of the Company’s common stock with a fair value of $1.1 billion, (ii) approximately 8.6 million stock options with a fair value of $47.5 million and (iii) the payment of $521.7 million in cash, including $11.9 million of merger- related transaction costs. The total purchase price was $1.7 billion. The common stock issued in the merger was valued at $12.17 per share using the average closing price of the Company’s common stock for the five-day trading period beginning two days before and ending two days after the date the transaction was announced, which was June 15, 2005. The stock options were valued using the Black-Scholes option pricing model with the following inputs: volatility factor of 62%, expected life of 2.8 years, risk-free interest rate of 4.0%, and a market value for IDT stock of $12.17 per share, which was determined as described above. The cash consideration was equivalent to $7.25 per share multiplied by approximately 70.3 million outstanding shares of ICS common stock on the date of acquisition. A summary of the total purchase price is as follows:

(in millions)
Common stock issued	$1,112.8
Cash paid	509.8
Stock options issued	47.5
Merger-related transaction costs	11.9

Total purchase price	$1,682.0

In accordance with SFAS 141, Business Combinations, the Company has allocated the purchase price to the estimated tangible and intangible assets acquired and liabilities assumed, including in-process research and development, based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. ICS’ technology provides a greater diversity of products and enhanced research and development capability, which allows IDT to pursue expanded market opportunities. In addition, there is significant potential for improved manufacturing performance. These opportunities, along with the ability to leverage the ICS workforce, were significant contributing factors to the establishment of the purchase price, resulting in the recognition of a significant amount of goodwill. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management estimates and assumptions, and other information compiled by management, including valuations that utilize established valuation techniques appropriate for the high-technology industry. Goodwill recorded as a result of this merger is not expected to be deductible for tax purposes. In accordance with SFAS 142, Goodwill and Other Intangible Assets, goodwill is not amortized but will be reviewed at least annually for impairment. Purchased intangibles with finite lives are being amortized over their respective estimated useful lives, which in some cases involves the use of either an accelerated method or a straight line basis. The purchase price has been allocated as follows:

(in millions)	Fair Value
Net tangible assets acquired	$247.7
Amortizable intangible assets	484.8
In-process research and development	2.3
Above market lease liability	(2.0)
Goodwill	949.2

Total purchase price	$1,682.0

A summary of the allocation of amortizable intangible assets is as follows:

	Fair Value (in millions)	Method	Useful Lives (years)	Wtd. Avg. Lives from date of merger (years)
Amortizable intangible assets:
Existing Technology	$202.6	Straight-Line	3-10	5.9
Customer Relationships	138.7	Accelerated	3.3-9.3	6.2
Distributor Relationships	15.4	Accelerated	1.3-2.3	2.1
Foundry Relationships	39.2	Accelerated	4.3	4.3
Assembler Relationships	21.5	Accelerated	2.3	2.3
Non-Compete Agreements	47.7	Straight-Line	2	2
Trade Name	8.0	Straight-Line	2-10	4.8
Backlog	11.7	Straight-Line	.5	.5

Total	$484.8

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

Included in net tangible assets acquired above are $98.1 million of incremental deferred tax liabilities and $5.5 million of deferred tax assets to reflect the tax effects of temporary differences between book and tax basis for purchase accounting related items. In determining the tax effect of these basis differences, the Company has taken into account the allocation of these identified intangibles among different tax jurisdictions, including those with zero percent tax rates. In addition, the Company reversed $58.1 million of valuation allowance related to its pre-merger net deferred tax assets as a result of deferred tax liabilities recorded as part of the purchase accounting.

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

The ICS trade name was valued using the relief from royalty method, which represents the benefit of owning this intangible asset rather than paying royalties for its use. The Company utilized discount rates of 14% – 25% for the ICS trade name and is amortizing this intangible asset over 2 – 10 years on a straight-line basis.

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

Pro Forma Financial Information (unaudited)

The following unaudited pro forma financial information presents the combined results of operations of IDT and ICS as if the merger had occurred as of the beginning of each of the periods presented. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the merger had taken place at the beginning of each of the periods presented. The results included below combine the historical IDT and historical ICS results for the twelve months ended April 2, 2006. The unaudited pro forma financial information for all periods presented includes the business combination effect of the amortization charges from acquired intangible assets, the above market lease liability, adjustments to interest income and related tax effects.

(Unaudited) (in thousands, except per share amounts)	Fiscal year ended April 2, 2006

Net revenues	$621,279
Net loss	(183,770)
Basic loss per share	(1.17)
Diluted loss per share	$(1.17)

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

Note 4

Stock-Based Employee Compensation

Compensation Expense

Effective April 3, 2006, the Company adopted the provisions of SFAS 123(R), which requires the Company to measure and recognize compensation expense for all stock-based payment awards, including employee stock options, restricted stock units (RSUs) and rights to purchase shares under employee stock purchase plans (ESPP), based on their estimated fair value and recognize the costs in the financial statements over the employees’ requisite service period. As permitted by SFAS 123(R), the Company elected to use the modified prospective transition method and has not restated its financial results for prior periods. Under this transition method, stock-based compensation expense for fiscal 2007 includes compensation expense for all stock-based awards granted prior to, but not yet vested as of April 2, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123. Stock-based compensation expense for awards granted after April 2, 2006 was based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).

The following table summarizes stock-based compensation expense by line items appearing in the Company’s Condensed Consolidated Statement of Operations and the impact on earnings per share:

(in thousands, except per share amounts)	Fiscal year ended
	March 30, 2008	April 1, 2007
Cost of revenue	$3,936	$3,741
Research and development	22,919	25,116
Selling, general and administrative	14,387	17,649

Total stock-based compensation expense	41,242	46,506
Tax effect on stock-based compensation expense (1)	—	—

Total stock-based compensation expense, net of related tax effects	$41,242	$46,506

(1)	Assumes a zero tax rate for each period presented as the Company has a valuation allowance.

For the fiscal year ended April 1, 2007, the impact of stock-based compensation expense on net loss was $0.24 per share.

As stock-based compensation expense recognized in the Consolidated Statement of Operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures in accordance with the provisions of SFAS 123(R). SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company attributes the value of stock-based compensation to expense on an accelerated method.

The following table summarizes stock-based compensation expense associated with each type of award:

(in thousands)	Fiscal year ended
	March 30, 2008	April 1, 2007
Employee stock options	$35,146	$44,093
Employee stock purchase plan (“ESPP”)	2,599	2,721
Restricted stock units (“RSUs”)	3,376	513
Change in amounts capitalized in inventory	121	(821)

Total stock-based compensation expense	$41,242	$46,506

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

	Fiscal year ended
	March 30, 2008	April 1, 2007
Stock option plans:
Expected Term	4.66 years	4.88 years
Risk-free interest rate	4.57%	4.98%
Volatility	43.1%	50.9%
Dividend Yield	0.0%	0.0%
ESPP:
Expected Term	0.25 years	0.25 years
Risk-free interest rate	4.30%	4.91%
Volatility	30.5%	34.9%
Dividend Yield	0.0%	0.0%

Equity Incentive Programs

The Company currently issues awards under three equity based plans in order to provide additional incentive and retention to directors and employees who are considered to be essential to the long-range success of the Company. These plans are further described below.

1994 Stock Option Plan (1994 Plan)

In May 1994, the Company’s shareholders approved the 1994 Plan. Under the 1994 Plan, 13,500,000 shares of common stock have been made available for issuance as stock options to employees, officers, directors, consultants, independent contractors and advisors of the Company and its affiliates. Shares issuable upon exercise of stock options granted pursuant to the Company’s 1985 Incentive and Nonqualified Stock Option Plan that expire or become unexercisable for any reason without having been exercised in full are also available for distribution under the 1994 Plan (not to exceed 10,000,000 shares). Options granted by the Company under the 1994 Plan generally expire seven years from the date of grant and generally vest over a four-year period from the date of grant. The exercise price of the options granted by the Company under the 1994 Plan shall not be less than 100% of the fair market value for a common share subject to such option on the date the option is granted. As of March 30, 2008, 233,860 shares remain available for future grant under the 1994 Plan.

2004 Equity Plan (2004 Plan)

In September 2004, the Company’s shareholders approved the 2004 Plan. Under the 2004 Plan, 24,500,000 shares of common stock have been made available for issuance as stock options, restricted stock awards, stock appreciation rights, performance awards, restricted stock unit awards, and stock-based awards to employees, directors and consultants, of which a maximum of 2,000,000 shares are eligible for non-option, “full value” awards. The 2004 Plan allows for time-based and performance-based vesting for the awards. Options granted by the Company under the 2004 Plan generally expire seven years from the date of grant and generally vest over a four-year period from the date of grant, with one-quarter of the shares of common stock vesting on the one-year anniversary of the grant date and the remaining shares vesting monthly for the 36 months thereafter. The exercise price of the options granted by the Company under the 2004 Plan shall not be less than 100% of the fair market value for a common share subject to such option on the date the option is granted. Full value awards made under the 2004 Plan shall become vested over a period of not less than three years (or, if vesting is performance-based, over a period of not less than one year) following the date such award is made; provided, however, that full value awards that result in the issuance of an aggregate of up to 5% of common stock available under the 2004 Plan may be granted to any one or more participants without respect to such minimum vesting provisions. As of March 30, 2008, 7,483,678 shares remain available for future grant under the 2004 Plan.

Restricted stock units available for grant by the Company under the 2004 Plan generally vest over at least a 36-month period from the grant date. Prior to vesting, participants holding restricted stock units do not have shareholder rights. Shares are issued on or as soon as administratively practicable following the vesting date of the restricted stock units and upon issuance, recordation and delivery, the participant will have all the rights of a shareholder of the Company with respect to voting such stock and receipt of dividends and distributions on such stock. As of March 30, 2008, 627,276 restricted stock unit awards were outstanding under the 2004 Plan.

The following is a summary of the Company’s stock option activity and related weighted average exercise prices for each category:

(shares in thousands)	Fiscal 2008		Fiscal 2007		Fiscal 2006
	Shares	Price	Shares	Price	Shares	Price
Beginning options outstanding	33,105	$12.99	33,750	$12.40	19,447	$13.00
Granted	3,315	14.46	6,569	15.31	21,067	11.31
Exercised (1)	(2,738)	11.14	(4,879)	10.76	(3,587)	8.83
Canceled	(3,176)	16.00	(2,335)	15.65	(3,177)	12.84

Ending options outstanding	30,506	$13.00	33,105	$12.99	33,750	$12.40

Ending options exercisable	21,110	$12.74	18,651	$12.92	17,100	$13.17

(1)	Upon exercise, the Company issues new shares of common stock.

The following is a summary of information about stock options outstanding at March 30, 2008:

	Options Outstanding			Options Exercisable
(shares in thousands) Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.43 - $10.80	3,902	2.64	$10.28	3,520	$10.39
$10.85 - $11.03	1,297	1.84	10.98	1,274	10.98
$11.12 - $11.23	10,824	3.99	11.23	8,118	11.23
$11.38 - $12.48	3,367	3.29	11.88	2,872	11.91
$12.50 - $14.80	4,157	4.64	14.55	2,204	14.53
$14.99 - $16.17	3,395	5.95	15.30	357	15.91
$16.21 - $20.67	3,091	3.03	18.11	2,291	18.74
$21.06 - $39.50	474	0.61	26.12	474	26.12

$ 0.43 - $39.50	30,506	3.80	$13.00	21,110	$12.74

As of March 30, 2008 and April 1, 2007, the weighted average remaining contractual life of options outstanding was 3.8 years and 4.7 years and the aggregate intrinsic value was $0.4 million and $102.4 million. The weighted average remaining contractual life of options exercisable was 3.2 years and 3.9 years and the aggregate intrinsic value was $0.4 million and $66.5 million. Unrecognized compensation cost related to nonvested stock-based awards, net of estimated forfeitures, was $19.4 million for the fiscal year ended March 30, 2008 and $37.2 million for the fiscal year ended April 1, 2007 and will be recognized over a weighted average period of 1.1 year for the fiscal year ended March 30, 2008 and 1.2 years for the fiscal year ended April 1, 2007.

As of March 30, 2008 and April 1, 2007, stock options vested and expected to vest totaled approximately 29.0 million and 29.3 million shares, with a weighted-average exercise price of $12.96 and $12.95 per share and a weighted average remaining contractual life of 3.72 years and 4.5 years. The aggregate intrinsic value was approximately $0.4 million and $93.8 million.

Fiscal year ended
	March 30, 2008	April 1, 2007	April 2, 2006

Net cash proceeds from options exercised	$30.5 million	$52.5 million	$31.7 million

Total intrinsic value of options exercised	11.8 million	25.6 million	13.9 million

Weighted average grant-date fair value of options granted	$6.13 per share	$7.50 per share	$5.72 share

In fiscal years 2008, 2007 and 2006 approximately $12 thousand, $73 thousand and $486 thousand, respectively, of U.S. income tax benefits related to the exercise of certain employee stock options decreased income taxes payable and were credited to additional paid in capital. Subsequent to the adoption of SFAS 123(R), these excess tax benefits are presented in the Company’s Consolidated Statement of Cash Flows as financing cash flows rather than operating expenses.

On October 24, 2007, the Company announced that its Chief Executive Officer (CEO) will be resigning as the President and CEO upon satisfactory completion of a search for his successor. The Company has entered into an executive transition agreement with the CEO as of November 13, 2007. In connection with the agreement, the Company agreed to extend the exercisablity of his outstanding options to the earlier of 12 months after the date of termination or the expiration of their original term. As a result, we recorded a modification charge of approximately $1.0 million representing the difference in fair value of the original and modified option.

The following table summarizes the Company’s restricted stock unit activities and related weighted average exercise prices for each category for the twelve months ended March 30, 2008 and April 1, 2007:

(shares in thousands)	Fiscal 2008		Fiscal 2007
	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share
Beginning RSU’s outstanding	75	$15.07	—	$—
Granted	673	14.55	76	15.09
Released	(49)	15.54	—	—
Forfeited	(72)	14.59	(1)	16.21

Ending RSU’s outstanding	627	$14.53	75	$15.07

As of March 30, 2008, there was approximately $3.6 million of unrecognized compensation cost related to restricted stock units granted under the Company’s equity incentive plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.7 years. Restricted stock units vested and expected to vest totaled approximately 0.5 million shares, with a weighted average remaining contract life of 1.5 years. The aggregate intrinsic value was approximately $4.1 million.

As of April 1, 2007, there was approximately $0.4 million of unrecognized compensation cost related to restricted stock units granted under the Company’s equity incentive plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 0.7 years. Restricted stock units vested and expected to vest totaled approximately 60 thousand shares, with a weighted average remaining contract life of 0.7 years. The aggregate intrinsic value was approximately $0.9 million.

1984 ESPP

In July 1984, the Company’s shareholders approved the 1984 ESPP under which eligible employees may purchase shares of the Company’s common stock through payroll deductions (not to exceed 15% of such employee’s compensation) at no lower than 85% of the fair market value of the common stock on the first day or the last day of each fiscal quarter, whichever is lower. Under the 1984 ESPP, 15,100,000 shares of common stock have been made available for issuance. The 1984 ESPP is implemented by successive quarterly purchase periods commencing on the first day of each fiscal quarter of the Company. In order to maintain its qualified status under section 423 of the Internal Revenue Code, the 1984 ESPP imposes certain restrictions, including the limitation that no employee is permitted to participate in the 1984 ESPP if the rights of such employee to purchase common stock of the Company under the 1984 ESPP and all similar purchase plans of the Company or its subsidiaries would accrue at a rate which exceeds $25,000 of the fair market value of such stock (determined at the time the right is granted) for each calendar year. During the twelve months ended March 30, 2008, the Company issued 1.1 million shares of common stock with a weighted-average price of $10.29 per share.

Activity under the Company’s ESPP is summarized in the following table:

(shares in thousands)	Fiscal 2008	Fiscal 2007	Fiscal 2006
Number of shares issued	1,085	823	917
Average issuance price	$10.29	$12.58	$9.62
Number of shares available at year-end	2,727	1,812	2,635
Weighted average grant-date fair value	$2.82	$3.39	$2.71

Prior to the adoption of SFAS 123(R)

Prior to the adoption of SFAS 123(R), the Company accounted for its stock option plans and employee stock purchase plan in accordance with the intrinsic value method prescribed in the Accounting Principles Board No. 25, Accounting for Stock Issued to Employees (APB 25), and presented pro-forma disclosures of the effects of stock-based compensation in accordance with the provisions of SFAS 123 and SFAS 148, Accounting for Stock-Based Compensation, Transition and Disclosure. The following table illustrates the effect on net loss after tax and net loss per share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation.

(in thousands)	Fiscal year ended
April 2, 2006
Reported net income (loss)	$(81,708)
Add: Stock-based compensation included in reported net income (loss)	—
Deduct: Stock-based employee compensation expense determined under a fair-value based method for all awards (1)	(43,899)

Pro forma net loss	$(125,607)

Pro forma net loss per share:
Basic	$(0.80)
Diluted	$(0.80)
Reported net income (loss) per share:
Basic	$(0.52)
Diluted	$(0.52)

(1)	Assumes a zero tax rate for each period presented as the Company has a valuation allowance.

The fair value of employee stock options and ESPP was estimated using the following assumptions:

Fiscal year ended
April 2, 2006
Stock Option Plans:
Expected Term	3.82 years
Risk-free interest rate	4.10%
Volatility	62%
Dividend Yield	0.0%
ESPP:
Expected Term	0.25 years
Risk-free interest rate	3.45%
Volatility	41%
Dividend Yield	0.0%

Prior to the adoption of SFAS 123(R), the Company’s volatility factor was based on the historical volatility of its common stock. Expected term represented the period during which its stock-based awards were expected to be outstanding and was based on historical exercise patterns, giving consideration to the contractual terms of the awards and vesting schedules. The interest rate was based on the average U.S. Treasury interest rate in effect during the quarter.

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

Stock Repurchase Program. On January 18, 2007, the Company’s Board of Directors initiated a $200 million share repurchase program. During fiscal 2008, the Company’s Board of Directors approved a $200 million expansion of the share repurchase program to a total $400 million. In fiscal 2008, the Company repurchased approximately 28.9 million shares at an average price of $11.60 per share for a total purchase price of $334.8 million. Share repurchases were recorded as treasury stock and resulted in a reduction of stockholders’ equity. As of March 30, 2008, approximately $40 million was available for future purchase under the share repurchase program. On April 30, 2008, the Company’s Board of Directors approved an additional $100 million expansion of the share repurchase program to a total $500 million, of which approximately $140 million was available for future share repurchases. The program is intended to reduce the number of outstanding shares of Common Stock to increase shareholder value and offset dilution from the Company’s employee compensation plans.

Note 6

Balance Sheet Detail

(in thousands)	March 30, 2008	April 1, 2007
Inventories
Raw materials	$4,674	$8,294
Work-in-process	43,556	49,122
Finished goods	31,724	27,660

Total inventories	$79,954	$85,076

Property, Plant and Equipment, Net
Land	$14,533	$14,533
Machinery and equipment	785,527	788,580
Building and leasehold improvements	135,341	137,421

	935,401	940,534
Less: accumulated depreciation	(853,749)	(847,476)

Total property, plant and equipment, net	$81,652	$93,058

Other Long-Term Obligations
Deferred compensation related liabilities	$12,858	$11,899
Long-term portion of deferred gain on equipment sales	897	1,451
Long-term portion of lease impairment obligations	1,103	2,206
Long-term portion of supplier obligations	3,086	—
Other	420	445

Total other long-term obligations	$18,364	$16,001

Note 7

Deferred income on shipments to distributors

Included in the caption “Deferred income on shipments to distributors” on the consolidated balance sheet are amounts related to shipments to certain distributors for which revenue is not recognized until our product has been sold by the distributor to an end customer. The components of March 30, 2008 and April 1, 2007 are as follows:

(in 000’s)	March 30, 2008	April 1, 2007
Gross deferred revenue	$30,741	$43,987
Gross deferred costs	6,429	9,644

Deferred income on shipments to distributors	$24,312	$34,343

The gross deferred revenue represents the gross value of shipments to distributors at the list price billed to the distributor less any price protection credits provided to them in connection with reductions in list price while the products remain in their inventory. The amount ultimately recognized as revenue will be lower than this amount as a result of ship from stock pricing credits which are issued in connection with the sell through of our products to end customers, historically this amount represents on average approximately 25% of the list price billed to the customer.

The gross deferred costs represent the standard costs of products we sell to the distributors. Although we monitor the levels and quality of inventory in the distribution channel, our experience is that product returned from these distributors are able to be sold to a different distributor or in a different region of the world. As such, inventory write-downs for product in the distribution channel have not been significant.

Note 8

Restructuring and Asset Impairment

The following table shows the breakdown of the restructuring and asset impairment charges and the liability remaining as of March 30, 2008:

(In thousands)	Cost of goods sold			Operating Expenses
	Restructuring	Asset impairment – PP&E	Asset impairment – intangible assets	Restructuring	Asset impairment – PP&E
Balance as of April 3, 2005	$1,283	$—	$—	$1,523	—
FY 2006 charges (credits)	4,204	(835)	600	6,166	$—
Non-cash charges	(202)	—	(600)	(430)	—
Cash receipts (payments)	(2,265)	835	—	(2,829)	—

Balance as of April 2, 2006	3,020	—	—	4,430	—
FY 2007 charges (credits)	722	4,397 (1)	—	987	233
Non-cash charges	—	(4,397)	—	—	(233)
Cash receipts (payments)	(2,470)	—	—	(2,949)	—

Balance as of April 1, 2007	1,272	—	—	2,468	—
FY 2008 charges (credits)	(39)	—	—	511	—
Non-cash charges	—	—	—	—	—
Cash payments	(800)	—	—	(1,847)	—

Balance as of March 30, 2008	$433	$—	$—	$1,132	$—

(1)	Refer to Note 17, Assets Held for Sale, for additional information.

Restructuring Actions

As part of an effort to streamline operations and increase profitability, the Company has implemented reductions-in-force (RIF) in fiscal 2008, 2007 and 2006 that have impacted many of its operations, including its design center in San Diego, Oregon and Penang, Malaysia, workforce and its assembly and test facility in the Philippines.

In fiscal 2008, the Company initiated restructuring actions, which primarily affected engineer personnel within three product lines as well as its manufacturing personnel including the closure of its San Diego facility. These restructuring actions were taken to streamline the Company’s operations within the business units. These actions resulted in the reduction of approximately 20 employees. The Company recorded a one-time restructuring expense of $0.7 million for severance and retention benefits associated with these actions. In addition, in fiscal 2008, the Company entered into a sublease agreement for our Salinas facility, resulting in a reduction to our accrued lease liabilities by $0.2 million. Since the initial restructuring charge in Q2 2006, the Company made lease payments of $6.0 million related to vacated facilities in Santa Clara and Salinas.

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

Sale of Previously Impaired Assets

In Q2 2008, we sold our Philippine manufacturing facility, which had been previously impaired, for net proceeds, after deducting fees and taxes, of approximately $2.4 million. As the proceeds from this sale were lower than the impaired value of the assets, we recorded a loss of approximately $0.6 million in fiscal 2008. The transaction was completed on August 10, 2007. There were no such proceeds in fiscal 2007. In fiscal 2006, the Company sold equipment from its Salinas wafer fabrication facility, which had been previously impaired as part of the fiscal 2002 impairment charges. As the proceeds from these sales exceeded the impaired value of the assets, the Company recorded a credit to cost of revenues of approximately $0.8 million in fiscal 2006, respectively.

Intangible Impairment

In fiscal 2006, the Company determined that the trade name intangible asset related to its acquisition of Newave had become impaired, as it was no longer utilized in the Company’s marketing strategy. As such, the Company recorded a charge of $0.6 million to SG&A expense to reduce the value of the intangible asset to zero.

Note 9

Investments

Available for Sale Securities

Available-for-sale investments at March 30, 2008 were as follows:

(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agency securities	$77,084	$525	$—	$77,609
Corporate bonds	14,019	49	(64)	14,004
Corporate commercial paper	78,866	—	—	78,866
Asset back securities	3,991	43	—	4,034
Bank deposits	16,182	—	—	16,182
Municipal bonds	1,063	—	(1)	1,062
Money market instruments	39,686	—	—	39,686

Total available-for-sale investments	230,891	617	(65)	231,443
Less amounts classified as cash equivalents	(124,238)	—	—	(124,238)

Short-term investments	$106,653	$617	$(65)	$107,205

Available-for-sale investments at April 1, 2007 were as follows:

(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agency securities	$83,256	$11	$(27)	$83,240
Corporate bonds	14,779	—	(24)	14,755
Corporate commercial paper	26,573	—	—	26,573
Asset back securities	6,591	2	(2)	6,591
Bank deposits	22,733	—	—	22,733
Equity securities	1,020	2,086	—	3,106
Money market instruments	197,321	—	—	197,321

Total available-for-sale investments	352,273	2,099	(53)	354,319
Less amounts classified as cash equivalents	(240,975)	—	—	(240,975)

Short-term investments	$111,298	$2,099	$(53)	$113,344

The cost and estimated fair value of available-for-sale debt securities at March 30, 2008, by contractual maturity, were as follows:

(in thousands)	Cost	Estimated Fair Value
Due in 1 year or less	$206,494	$206,594
Due in 1-2 years	13,419	13,790
Due in 2-5 years	10,978	11,059

Total investments in available-for-sale debt securities	$230,891	$231,443

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses as of March 30, 2008. Due to the decline in interest rates during the most recent three months and the short duration of the investment portfolio, the Company has limited securities with an unrealized loss and the carrying value reflects the fair value of the securities. These securities are highly liquid and freely traded in active markets. The Company did not hold any auction rate securities as of March 30, 2008.

(in thousands)	Less than 12 months		12 months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt instruments	$4,282	$(64)	$—	$—	$4,282	$(64)
Municipal bonds	1,062	(1)	—	—	1,062	(1)

Total	$5,344	$(65)	$—	$—	$5,344	$(65)

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

In conjunction with its merger with ICS, the Company acquired an Investment and Stock Trade Agreement with Maxtek, an international stocking representative in Taiwan and China and an IDT customer. ICS initially invested $4.0 million and owned approximately 10% of Maxtek, but had subsequently sold 75% of its initial investment prior to its merger with IDT. In October 2006, Maxtek completed an initial public offering of its common stock on the Taiwan stock exchange. In accordance with SFAS 115, Accounting for Certain Debt and Equity Securities, the Company accounted for this investment at market value, with unrealized gains or losses recorded in accumulated other comprehensive income, a separate component of stockholders’ equity, until realized. As of April 1, 2007, the aggregate market value of the Company’s investment in Maxtek was approximately $3.1 million. During fiscal year 2008, the Company sold the remaining shares of its equity investment in Maxtek for proceeds, net of commissions, totaling approximately $2.9 million and recognized a gain of $1.8 million, which was classified within interest income and other, net. The Company no longer holds any stock of Maxtek.

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

Trading securities

Trading securities are stated at fair value, with gains or losses resulting from changes in fair value recognized currently in non-operating earnings. As of March 30, 2008 and April 1, 2007, the deferred compensation plan assets were approximately $12.7 million and $13.6 million, which were included in other assets in the Consolidated Balance Sheets. The Company recorded net losses of $0.6 million during fiscal 2008 and net gains of $1.3 million for both fiscal 2007 and 2006 in interest income and other, net in the Consolidated Statement of Operations.

Non-Marketable Equity Securities

In conjunction with our merger with ICS, the Company acquired an investment in Best Elite International Limited (Best Elite), which owns a wafer fabrication facility in Suzhou, China. The Company purchases wafers from Best Elite’s wafer fabrication facility for certain legacy ICS products. The Company estimates that in fiscal 2008 and 2007 it purchased approximately $2.7 million and $3.2 million, respectively, of wafers from Best Elite. The aggregate carrying amount of the Company’s investment in Best Elite was approximately $5.0 million and is classified within other assets on the Company’s Consolidated Balance Sheets as of March 30, 2008 and April 1, 2007.

Note 10

Commitments and Guarantees

Although the Company owns its corporate headquarters in San Jose, Ca., the Company leases various administrative facilities under operating leases which expire at various dates through fiscal 2013.

As of March 30, 2008, the Company’s financial guarantees consisted of guarantees and standby letters of credit, which are primarily related to the Company’s electrical utilities in Malaysia, utilization of non-country nationals in Malaysia and Singapore, consumption tax obligations in Japan, and a workers’ compensation plan in the United States. The maximum amount of potential future payments under these arrangements is approximately $2.7 million. The Company also has foreign exchange facilities used for hedging arrangements with banks that allow the Company to enter into foreign exchange contracts totaling approximately $65 million, all of which was available at March 30, 2008.

As of March 30, 2008, aggregate future minimum commitments for the next five fiscal years and thereafter under all operating leases, excluding leases where amounts have been accrued for impairment charges, were as follows (in millions):

2009	$3.9
2010	2.6
2011	2.0
2012	1.5
2013	1.3
Thereafter	0.8

Total	$12.1

Rent expense for the fiscal years ended March 30, 2008, April 1, 2007 and April 2, 2006 totaled approximately $4.3 million, $3.9 million and $6.1 million, respectively.

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

The Company maintains a reserve for obligations it incurs under its standard product warranty program and customer, part, or process specific matters. The standard warranty period offered is one year, though in certain instances the warranty period may be extended to as long as two years. Management estimates the fair value of its warranty liability based on actual past warranty claims experience, its policies regarding customer warranty returns and other estimates about the timing and disposition of product returned under the standard program. Customer, part, or process specific reserves are estimated using a specific identification method. Historical profit and loss impact related to warranty returns activity has been minimal. The total reserve was $0.4 million and $0.5 million as of March 30, 2008 and April 1, 2007, respectively.

Note 11

Litigation

On October 24, 2006, the Company was served with a civil antitrust complaint filed by Reclaim Center, Inc., et. al. as plaintiffs in the US District Court for the Northern District of California against the Company and 37 other entities on behalf of a purported class of indirect purchasers of Static Random Access Memory (SRAM) products. The Complaint alleges that the Company and other defendants conspired to raise the prices of SRAM, in violation of Section 1 of the Sherman Act, the California Cartwright Act, and several other states’ antitrust, unfair competition, and consumer protection statutes. Shortly thereafter, a number of other plaintiffs filed similar complaints on behalf of direct and indirect purchasers of SRAM. Given the similarity of the complaints, the Judicial Panel on Multidistrict Litigation transferred the cases to a single judge in the Northern District of California and consolidated the cases for pretrial proceedings in February 2007. The consolidated cases are captioned In re Static Random Access Memory (SRAM) Antitrust Litigation. In August 2007, direct purchasers of SRAM and indirect purchasers of SRAM filed separate Consolidated Amended Complaints. The Company was not named as a defendant in either complaint. Pursuant to tolling agreements with the indirect and direct purchaser plaintiffs, the Company has agreed that the statute of limitations will be tolled until January 10, 2009 as to potential claims against the Company.

In addition, on May 14, 2007, the Company was served with a Civil Investigative Demand from the State of Florida concerning SRAM products. The Company and the State of Florida have reached an agreement that suspends its obligation to respond to the CID. The agreement also tolls the statute of limitations until July 15, 2008 as to potential claims against the Company.

Complaints concerning SRAM products have also been filed against the Company in Ontario, British Columbia and Quebec, Canada. The allegations in these Complaints are parallel to the allegations in the Complaints pending in the United States. On March 19, 2008, the Company entered into a tolling agreement with the plaintiffs in the Ontario, British Columbia and Quebec actions. On March 25, 2008, the Ontario Superior Court of Justice entered an order that discontinued the action in Ontario against the Company without prejudice.

Given the early stage of these matters, the Company cannot predict their outcome or provide an estimate of any possible losses. Any litigation could be costly, divert our management’s attention and could have a material and adverse effect on the Company’s business, results of operations, financial condition or cash flows. The Company intends to vigorously defend these actions.

Note 12

Goodwill and Other Intangible Assets

Goodwill and identified intangible asset balances are summarized as follows:

	March 30, 2008
(in thousands)	Gross assets	Accumulated amortization	Net assets
Goodwill	$1,027,438	$—	$1,027,438

Identified intangible assets:
Existing technology	288,558	(144,570)	143,988
Trademarks	10,534	(7,716)	2,818
Customer relationships	158,396	(103,506)	54,890
Foundry & Assembler relationships	65,256	(63,219)	2,037
Non-compete agreements	53,165	(52,688)	477
Other	31,174	(30,895)	279

Subtotal, identified intangible assets	607,083	(402,594)	204,489

Total goodwill and identified intangible assets	$1,634,521	$(402,594)	$1,231,927

	April 1, 2007
(in thousands)	Gross assets	Accumulated amortization	Net assets
Goodwill	$1,038,064	$—	$1,038,064

Identified intangible assets:
Existing technology	288,558	(87,814)	200,744
Trademarks	10,534	(5,799)	4,735
Customer relationships	158,396	(69,802)	88,594
Foundry & Assembler relationships	65,256	(58,978)	6,278
Non-compete agreements	53,165	(41,020)	12,145
Other	31,174	(29,186)	1,988

Subtotal, identified intangible assets	607,083	(292,599)	314,484

Total goodwill and identified intangible assets	$1,645,147	$(292,599)	$1,352,548

Amortization expense for identified intangibles is summarized below:

(in thousands)	Fiscal 2008	Fiscal 2007	Fiscal 2006
Existing technology	$56,756	$53,931	$27,938
Trademarks	1,917	2,807	1,742
Customer relationships	33,704	42,149	26,266
Foundry & Assembler relationships	4,241	23,647	35,331
Non-compete agreements	11,668	25,272	14,102
Other	1,709	7,582	21,491

Total	$109,995	$155,388	$126,870

The intangible assets are being amortized over estimated useful lives of two to ten years.

Based on the identified intangible assets recorded at March 30, 2008, the future amortization expense of identified intangibles for the next five fiscal years is as follows (in thousands):

Fiscal Year	Amount
2009	$81,687
2010	54,526
2011	28,304
2012	18,423
2013	10,689
Thereafter	10,860

Total	$204,489

Changes to the carrying value of goodwill were as follows:

(in thousands)	Goodwill
April 2, 2006	$1,010,659
Additions	26,926
Adjustments	479

April 1, 2007	1,038,064
Additions	—
Adjustments	(10,626)

March 30, 2008	$1,027,438

In fiscal 2008, goodwill decreased by $10.6 million as a result of certain tax adjustments. Approximately $5.9 million of the adjustment related to the tax settlement with the IRS related to ICS pre-acquisition tax returns as it was reserved at the time of the ICS merger. Approximately $1.9 million of the adjustments related to the adoption of FIN 48. As a result of the implementation of FIN 48, the Company adjusted the tax reserves associated with ICS pre-acquisition contingencies. In addition, the Company utilized $2.8 million of deferred tax assets related to net operating loss carryforwards acquired in conjunction with the ZettaCom merger. At the time the Company finalized its purchase price allocation for the acquisition, the Company had determined that a valuation allowance needed to be provided against the acquired deferred tax assets. To the extent that an acquired tax benefit is not recognized at the acquisition date, it will, when subsequently recognized, first reduce goodwill. Therefore, as the Company was able to utilize certain of these net operating loss carryforwards, goodwill was reduced by a corresponding amount.

In fiscal 2007, the Company adjusted goodwill associated with the merger with ICS by $1.6 million. This adjustment resulted in an increase to goodwill as certain pre-acquisition contingencies were resolved. Offsetting these increases, the Company utilized net operating loss carryforwards acquired in conjunction with the ZettaCom acquisition and ICS merger of $0.2 million and $0.9 million, respectively, as a result of the same accounting treatment described above.

Goodwill is reviewed annually for impairment or more frequently if indicators of impairment arise. The Company completed its annual impairment assessment in the fourth quarters of fiscal 2008, 2007 and 2006 and concluded that goodwill was not impaired. The Company’s reporting structure is comprised of three reportable segments: (i) Networking, (ii) Timing and Memory Interface, and (iii) Standard Products and Other. Goodwill resulting from the merger with ICS ($949.2 million) was assigned to the Timing and Memory Interface segment. Goodwill resulting from the ZettaCom ($11.3 million) and Solidum ($3.7 million) acquisitions was assigned to the Networking segment. Finally, goodwill resulting from the SigmaTel PC Audio ($26.9 million) and Newave ($36.3 million) acquisitions was assigned to the Standard Products and Other segment.

Note 13

Employee Benefit Plans

Prior to fiscal 2007, the Company established an Incentive Compensation Plan (ICP), whereby cash bonuses were awarded to executive officers, senior management and certain other key employees. In fiscal 2007, the ICP was extended to include substantially all employees of the Company. Through the ICP, a portion of an eligible employee’s total cash compensation is directly linked to the Company’s overall financial performance and, in the case of exempt employees, the results of business unit performance against established goals. In fiscal 2008, 2007 and 2006, the Company accrued $14.3 million, $22.3 million and $6.4 million under the ICP, respectively. The change in amounts accrued under the ICP over time is primarily attributable to the following factors; an increase in participation, a portion of an employee’s overall compensation transitioning from fixed to variable compensation, business unit performance and the Company’s overall financial performance.

In fiscal 2006, substantially all employees participated in the Company’s profit sharing plan, for which they were eligible to receive a designated percentage of profits. Profit sharing contributions totaled $1.8 million in fiscal 2006.

The Company sponsors a 401(k) retirement matching plan for qualified domestic employees. The Company recorded expenses of approximately $4.0 million, $3.7 million and $2.6 million in matching contributions under the plan in fiscal 2008, 2007 and 2006, respectively. The increase in fiscal 2008 expenses is primarily attributable to the addition of personnel as a result of our acquisition of the PC Audio business from SigmaTel. The increase in fiscal 2007 expense was primarily attributable to the full years’ impact of additional personnel from the ICS merger and an increase in the Company’s matching thresholds.

Effective November 1, 2000, the Company established an unfunded deferred compensation plan to provide benefits to executive officers and other key employees. Under the plan, participants can defer any portion of their salary and bonus compensation into the plan and may choose from a portfolio of funds from which earnings are measured. Participant balances are always 100% vested. As of March 30, 2008 and April 1, 2007, obligations under the plan totaled approximately $12.9 million and $11.9 million, respectively. Additionally, the Company has set aside assets in a separate trust that is invested in corporate owned life insurance intended to substantially offset the liability under the plan. The Company incurred costs for this plan for insurance, administration and other support of $0.3 million, $0.2 million and $0.5 million in fiscal 2008, 2007 and 2006, respectively.

Note 14

Income Taxes

The components of income (loss) before taxes and the provision (benefit) for income taxes were as follows (in thousands):

	Fiscal 2008	Fiscal 2007	Fiscal 2006
Provision:
Income (loss) before taxes:
United States	$(29,409)	$(59,732)	$4,448
Foreign	58,146	57,184	(88,557)

Income (loss) before taxes:	$28,737	$(2,548)	$(84,109)

Provision (benefit) for taxes:
Current:
United States	$156	$784	$(3,293)
State	642	643	1,400
Foreign	1,261	2,496	5,875

	2,059	3,923	3,982

Deferred:
United States	3,358	312	—
State	73	23	—
Foreign	(10,932)	772	(6,383)

	(7,501)	1,107	(6,383)

Provision (benefit) for taxes:	$(5,442)	$5,030	$(2,401)

In fiscal years 2008, 2007 and 2006 approximately $12 thousand, $73 thousand and $486 thousand, respectively, of U.S. income tax benefits related to the exercise of certain employee stock options decreased income taxes payable and were credited to additional paid in capital.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities were as follows (in thousands):

	Fiscal 2008	Fiscal 2007
Deferred tax assets:
Deferred income on shipments to distributors	$7,280	$10,026
Non-deductible accruals and reserves	10,810	17,858
Inventory related and other expenses	2,666	2,853
Net operating losses and credit carryforwards	72,237	146,176
Depreciation and amortization	11,415	25,828
Stock options	14,686	14,491
Other	6,758	9,079

	125,852	226,311

Deferred tax liabilities:
Purchased intangibles	(35,598)	(63,084)
US tax on earnings of foreign subsidiaries not indefinitely reinvested	(671)	(811)
Other	(2,146)	(1,040)

	(38,415)	(64,935)

Valuation allowance	(90,262)	(174,671)

Net deferred tax liabilities	$(2,825)	$(13,295)

In the fourth quarter of fiscal 2003, the Company established a valuation allowance against its net deferred tax assets because management could not conclude it was more likely than not that these deferred tax assets would be realized. The Company reached this decision based on judgment, which included consideration of historical losses and projections of future profits with substantially more weight being placed on recent losses than any projections of future profitability. The Company will continue to monitor the need for the valuation allowance on a quarterly basis and may, with further evidence, determine that the valuation allowance is no longer required. The net deferred tax liability of $2.8 million, relates primarily to book to tax basis differences in various foreign jurisdictions.

Deferred income tax assets pertaining to net operating losses decreased by $28.3 million from fiscal 2006 to fiscal 2007 due to a change in presentation in accordance with our adoption of SFAS 123(R) in fiscal 2007. These deferred income tax assets resulted from the exercise of employee stock options in prior years and represent excess tax benefits as determined under APB 25. The deferred income tax assets for excess tax benefits had a valuation allowance against them in prior years. SFAS 123(R) prohibits recognition of a deferred income tax asset for an excess tax benefit that has not been realized through a reduction in income taxes payable. The Company has elected to net its deferred income tax assets for net operating losses and the related valuation allowance for the excess tax determined under APB 25.

The valuation allowance for deferred tax assets decreased by $84.4 million and increased by $16.9 million during fiscal 2008 and 2007, respectively. As of March 30, 2008, approximately $4.0 million of the valuation allowance will be allocated to reduce goodwill or other non-current intangible assets, when realized, from companies IDT has acquired.

As of March 30, 2008, the Company had federal and state net operating loss carryforwards, net of FIN 48 unrecognized tax benefits, of approximately $67.3 million and $143.0 million, respectively, which include excess tax benefits related to stock option exercises. The Company has approximately $35.4 million of federal net tax benefits related to excess stock compensation benefits, which are not recorded as deferred tax assets under SFAS 123(R). These excess stock compensation benefits will be credited to additional paid-in capital when recognized. The federal net operating loss carryforwards will expire in various fiscal years from 2021 through 2024 if not utilized. The state net operating loss carryforwards will expire in various fiscal years through 2025 if not utilized. The utilization of net operating loss created by acquired companies is subject to annual limitations under Section 382 of the Internal Revenue Code. However, we do not expected that such annual limitation will impair the realization of these net operating losses.

As of March 30, 2008, the Company had approximately $41.7 million of federal research and development tax credit carryforwards, and $6.5 million of foreign tax credit carryforwards. The federal research tax credit carryforwards will expire from fiscal years 2009 through 2027 if not utilized and the foreign tax credit carryforwards will expire from fiscal years 2010 to 2017 if not utilized. The Company also had available approximately $44.9 million of state income tax credit carryforwards, $2.9 million of which will expire in various years through 2012 if not utilized.

A reconciliation between the statutory U.S. income tax rate of 35% and the effective rate is as follows (in thousands):

	Fiscal 2008	Fiscal 2007	Fiscal 2006
Rate Reconciliation:

Provision (benefit) at 35% U.S. statutory rate	$10,058	$(892)	$(29,438)
State tax, net of federal benefit	688	666	1,400
Foreign income taxed at lower rates	(17,317)	(15,246)	34,763
Impact of rate change and extension of incentive in foreign jurisdiction	(11,408)	—	—
Repatriation of foreign earnings	2,680	—	5,746
Net operating losses and tax credits not benefited / (benefited)	1,648	16,977	(2,029)
Partial settlement of IRS audit	—	—	(9,359)
Withholding tax on foreign subsidiary earnings not indefinitely reinvested	—	—	(4,538)
Stock-based compensation related to foreign jurisdictions and incentive stock options	6,873	2,342	—
Other	1,336	1,183	1,054

Provision (benefit) for taxes	$(5,442)	$5,030	$(2,401)

The Company benefits from tax incentives granted by local tax authorities in certain foreign jurisdictions. All non-passive income earned in its Bermuda subsidiary is not subject to tax. In addition, the results reflect a zero tax rate on non-passive income earned in its Singapore subsidiary, which has been granted pioneer status, or exemption of taxes on non-passive income, from the Economic Development Board of Singapore through December 31, 2009. The pioneer status is contingent upon the Company continuing to meet specified investment criteria in fixed assets, personnel, and technology. The impact of this tax holiday was to increase net income by approximately $5.1 million ($0.03 per share, diluted) in fiscal 2008 and $8.1 million ($0.04 per share, diluted) in fiscal 2007, respectively.

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

U.S. taxes have not been provided on approximately $266.9 million of indefinitely reinvested foreign subsidiary earnings. Due to the Company’s valuation allowance, the calculation of the tax impact of remitting these earnings is not practicable at this time.

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

The amount of unrecognized tax benefits that would impact the effective tax rate, was approximately $18.8 million and $18.7 million as of March 30, 2008 and April 2, 2007, respectively. As of March 30, 2008, the recognition of approximately $1.9 million of unrecognized tax benefits would be reported as an adjustment to goodwill, and $22.2 million would be offset by a change in valuation allowance. In accordance with FIN 48, the Company recognizes potential interest and penalties as a component of income tax expense. Accrued interest and penalties relating to the income tax on the unrecognized tax benefits as of March 30, 2008 and April 2, 2007, were approximately $1.0 million and $1.9 million, respectively. In addition, deferred tax assets of approximately $3.1 million were recorded to account for the federal benefit of the state liabilities.

As of March 30, 2008, we were not subject to IRS audit. We settled an IRS audit of the ICS pre-acquisition income tax returns for fiscal year 2001 through 2003. As a result, we anticipate a $6.4 million tax refund, including interest. In addition, we also released tax reserves for the settled years and accrued interest income, which was an offset of $5.9 million to goodwill as it related to the pre-acquisition periods of ICS.

As of March 30, 2008, we were subject to examination in various state and foreign jurisdictions for tax years 2002 forward, none of which were individually material.

During the twelve months beginning April 1, 2008, the Company does not expect its unrecognized tax benefits will materially change from March 30, 2008 balances. However, the Company notes that the resolution and/or closure on open audits are highly uncertain.

The following tables summarize the activities of gross unrecognized tax benefits (in thousands):

Balance as of April 2, 2007	$47,211
Increases related to prior year tax positions	—
Decreases related to prior year tax positions	(6,943)
Increases related to current year tax positions	3,690
Decreases related to settlements with taxing authorities	—
Decreases related to the lapsing of statute limitations	(1,062)

Balance as of March 30, 2008	$42,896

Note 15

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

The tables below provide information about these segments for fiscal 2008, 2007 and 2006:

Revenues by segment

	Fiscal Year Ended
(in thousands)	March 30, 2008	April 1, 2007	April 2, 2006
Networking	$202,726	$251,998	$232,629
Timing and Memory Interface	444,638	403,840	182,773
Standard Products and Other	134,103	147,758	112,376

Total revenues	$781,467	$803,596	$527,778

Income (Loss) by segment

	Fiscal Year Ended
(in thousands)	March 30, 2008	April 1, 2007	April 2, 2006
Networking	$38,094	$66,530	$42,279
Timing and Memory Interface	135,373	114,211	30,776
Standard Products and Other	(5,031)	22,456	(3,912)
Amortization of intangible assets	(109,995)	(155,388)	(126,870)
Inventory FMV adjustment	—	(3,721)	(13,349)
Amortization of stock-based compensation	(41,242)	(46,506)	—
Severance and retention costs	(2,884)	(10,267)	(17,066)
Acquired in-process research and development	—	(500)	(2,300)
Acquisition-related costs and other	(2,290)	(4,311)	(4,400)
Loss on investments	—	—	(1,705)
Interest expense	(103)	(263)	(222)
Interest income and other, net	16,815	15,211	12,660

Income (loss) before income taxes	$28,737	$(2,548)	$(84,109)

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

The Company’s significant operations outside of the United States include manufacturing facilities in Malaysia and Singapore, design centers in the U.S., Canada and China, and sales subsidiaries in Japan, Asia Pacific and Europe. Revenues from unaffiliated customers by geographic area, based on the customers’ shipment locations, were as follows:

	Fiscal Year Ended
(in thousands)	March 30, 2008	April 1, 2007	April 2, 2006
Americas	$216,570	$238,439	$136,821
Europe	57,677	81,173	62,504
Japan	70,729	105,390	71,337
Asia Pacific	436,491	378,594	257,116

Total revenues	$781,467	$803,596	$527,778

The Company’s financial reporting systems track revenue based upon the regions presented in the table above. However, the data for individual countries is not at a precise enough level to determine these amounts with certainty. The Company estimates that its largest individual countries not separately disclosed above are the U.S. and Taiwan.

The Company’s property, plant and equipment are summarized below by geographic area:

(in thousands)	March 30, 2008	April 1, 2007
United States	$69,284	$74,580
Malaysia	6,211	8,020
Singapore	4,230	7,884
All other countries	1,927	2,574

Total property, plant and equipment, net	$81,652	$93,058

Note 16

Derivative Financial Instruments

As a result of its significant international operations, sales and purchase transactions, the Company is subject to risks associated with fluctuating currency exchange rates. The Company may use derivative financial instruments to hedge these risks when instruments are available and cost effective in an attempt to minimize the impact of currency exchange rate movements on its operating results and on the cost of capital equipment purchases. The Company may enter into hedges of forecasted transactions when the underlying transaction is highly probable and reasonably certain to occur within the subsequent twelve months. Examples of these exposures would include forecasted expenses of a foreign manufacturing plant, design center or sales office. The Company may additionally enter into a derivative to hedge the foreign currency risk of a capital equipment purchase if the capital equipment purchase order is executed and designated as a firm commitment. During fiscal 2008, the Company utilized forward currency contracts to settle short term foreign currency denominated payables and such gains and losses were recorded in the statement of operations. During fiscal 2008 and 2007, , there were no hedges of forecasted transactions or firm commitments. During fiscal 2006, the Company executed forecasted cash flow hedges which had a notional amount of approximately $3.4 million as protection against a portion of its operating expense in Japan and Europe. The hedges gain and losses were offset by the underlying cash expenditures and recorded net within the sales and general administrative expenses.

The Company may also utilize currency forward contracts to hedge currency exchange rate fluctuations related to certain short term foreign currency assets and liabilities. Gains and losses on these undesignated derivatives offset gains and losses on the assets and liabilities being hedged and the net amount is included in earnings. An immaterial amount of net gains and losses were included in net income or loss during fiscal 2008, 2007 and 2006.

Besides foreign exchange rate exposure, the Company’s cash and investment portfolios are subject to risks associated with fluctuations in interest rates. While the Company’s policies allow for the use of derivative financial instruments to hedge the fair values of such investments, the Company has yet to enter into this type of hedge arrangement.

Note 17

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

In Q3 2007, the fair value of the Manila disposal group was reassessed by management and it was determined that the current carrying value of the Manila disposal group exceeded the market value. As a result, the Company recorded an impairment charge of approximately $2.5 million to reduce the carrying value of the Manila disposal group to its estimated market value, less selling costs and began marketing the facility at the reducing price. In Q4 2007, the Company accepted an offer to purchase the Manila disposal group. As a result, the Company recorded an additional impairment charge of approximately $1.9 million to reduce the carrying value of the Manila disposal group to the sales price, less selling costs. The Manila disposal group was classified as held-for-sale within other assets on the Company’s Consolidated Balance Sheets as of April 1, 2007 and April 2, 2006. Assets classified as held-for-sale are not depreciated.

In Q2 2008, we sold the facility for net proceeds, after deducting fees and taxes, of approximately $2.4 million. As the proceeds from this sale were lower than the impaired value of the assets, we recorded a loss of approximately $0.6 million in fiscal 2008. The transaction was completed on August 10, 2007.

SUPPLEMENTARY FINANCIAL INFORMATION (UNAUDITED)

QUARTERLY RESULTS OF OPERATIONS

(in thousands, except per share data)

	Fiscal Year Ended March 30, 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$199,016	$204,127	$201,228	$177,096
Gross profit	84,888	88,190	88,324	77,930
Net income (loss)	(1,096)	4,759	13,418	17,098
Basic net income (loss) per share	(0.01)	0.02	0.07	0.10
Diluted net income (loss) per share	$(0.01)	$0.02	$0.07	$0.10

	Fiscal Year Ended April 1, 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$185,536	$205,176	$206,196	$206,688
Gross profit	84,235	86,670	85,790	83,953
Net loss	(1,564)	(663)	(1,940)	(3,411)
Basic net loss per share	(0.01)	(0.00)	(0.01)	(0.02)
Diluted net loss per share	$(0.01)	$(0.00)	$(0.01)	$(0.02)

During fiscal 2008, the Company recorded intangible asset amortization of $31.1 million, $29.9 million, $24.5 million and $24.5 million in the first, second, third and fourth quarter, respectively. These charges are attributable to the Company’s acquisition of SigmaTel’s PC Audio business in the second quarter of fiscal 2007 and its merger with ICS. The Company recorded restructuring costs, including severance and retention, asset transition costs and facility closure costs of $0.4 million, $0.4 million, $1.5 million and $0.6 million in the first, second, third and fourth quarter, respectively. These charges primarily result from the impairment charges related to the Company’s costs associated with the exit of our leased facilities in Santa Clara and Salinas and the closure of our former manufacturing facility in the Philippines. The severance and retention charges in the second quarter also included a $1.2 million of executive transition agreement with our former Chief Executive Officer. In addition, the Company recorded stock based compensation expense of $11.8 million, $11.8 million, $9.4 million and $8.2 million in the first, second, third and fourth quarter, respectively.

During fiscal 2007, the Company recorded intangible asset amortization of $37.0 million, $39.5 million, $39.7 million and $39.2 million in the first, second, third and fourth quarter, respectively. These charges are attributable to the Company’s acquisition of SigmaTel’s PC Audio business in the second quarter of fiscal 2007, as well as its merger with ICS and acquisition of Freescale Assets in fiscal 2006. The Company also recorded $0.5 million of IPR&D charges in conjunction with its acquisition of SigmaTel’s PC Audio business. The Company recorded restructuring costs, including severance and retention, asset impairment and facility closure costs of $0.7 million, $3.6 million, $1.5 million and $4.5 million in the first, second, third and fourth quarter, respectively. These charges primarily result from impairment charges related to the Company’s former manufacturing facility in the Philippines, the outsourcing to third parties of assembly operations previously performed at our facility in Penang, Malaysia, and reductions-in-force implemented during fiscal 2007. In addition, the Company recorded stock compensation expense of $11.0 million, $13.2 million, $11.2 million and $11.1 million in the first, second, third and fourth quarter, respectively, as a result of its adoption of SFAS 123(R) at the beginning of fiscal 2007.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We assessed the effectiveness of our internal control over financial reporting as of March 30, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.

Based on our assessment using those criteria, we concluded that our internal control over financial reporting was effective as of March 30, 2008.

The effectiveness of our internal control over financial reporting as of March 30, 2008 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report which appears under Item 8 of this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers, and their respective ages as of March 30, 2008, are as follows:

Name	Age	Position
Ted Tewksbury	51	President and Chief Executive Officer
Jimmy Lee	55	Senior Vice President, Timing Solutions Group
Phil Bourekas	44	Vice President, PC Audio Division
Thomas Brenner	45	Vice President, Flow Control Management Division
Derek Dicker	34	Vice President and Co-general Manager, IP Co-processor Division
Roger Ervin	52	Vice President, Human Resources
Julian Hawkins	42	Vice President, Worldwide Sales
Clyde Hosein	48	Vice President, Chief Financial Officer
Mike Hunter	56	Vice President, Worldwide Manufacturing
Chuen-Der Lien	52	Vice President, Chief Technical Officer, Circuit and Process Design
Michael Miller	51	Vice President, Chief Technology Officer, Systems Technology
Mario Montana	46	Vice President, Serial Switching Division
Chad Taggard	43	Vice President, Strategic Planning and Worldwide Marketing
Sab Ventola	49	Vice President and Co-general Manager, IP Co-processor Division

Mr. Tewksbury joined IDT as President and Chief Executive Officer in March 2008. Prior to joining IDT, Mr. Tewksbury served as the President and Chief Operating Officer of AMI Semiconductor from October 2006 to February 2008. Prior to August 2006, Mr. Tewksbury held a managing director position at Maxim Integrated Device.

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

Mr. Ventola joined IDT in October 2002 as a result of IDT’s acquisition of Solidum Systems. Mr. Ventola was promoted to his current position in February 2007. Prior to his current role, Mr. Ventola was responsible for the management of IDT’s product design and development facility in Canada. Prior to Solidum, Mr. Ventola held various management positions in design and marketing at Alcatel, Newbridge Networks and Mitel Corporation.

The information required by this item concerning our directors is incorporated by reference from the information set forth in the sections titled “Proposal One—Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2008 Annual Meeting of Stockholders.

The information required by this item concerning our executive officers is incorporated by reference from the information set forth in this section and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2008 Annual Meeting of Stockholders.

The information required by this item concerning our audit committee and its financial expert is incorporated by reference from the information set forth in the section titled “Board Structure and Compensation” in our Proxy Statement for the 2008 Annual Meeting of Stockholders.

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

The information required by this Item concerning recommendations of director nominees by security holders is incorporated by reference from the information set forth in the section titled “Board Structure and Compensation” in our Proxy Statement. There have been no changes to the procedures by which security holders may recommend nominees to our Board of Directors in fiscal 2008.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference from the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference from the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference from the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference from the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements. See “Index to Consolidated Financial Statements” under Item 8 of this Annual Report.

	2.	Financial Statement Schedules. See Schedule II, “Valuation and Qualifying Accounts,” included with this Annual Report.

	3.	Exhibits. The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report.

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File Number	Exhibit		Filing Date	Filed Herewith
2.1*	Agreement and Plan of Merger by and among Integrated Device Technology, Inc., Integrated Circuit Systems, Inc., and Colonial Merger Sub I, Inc.	8-K	00-12695	2.1		6/20/05

3.1*	Restated Certificate of Incorporation.	10-Q	00-12695	3.1		11/7/00

3.2*	Certificate of Amendment of Restated Certificate of Incorporation.	8	00-12695	3(a	)	3/28/89

3.3*	Certificate of Amendment of Restated Certificate of Incorporation.	S-8	33-63133	4.3		10/2/95

3.4*	Certificate of Designations specifying the terms of the Series A Junior Participating Preferred Stock of IDT, as filed with the Secretary of State of Delaware.	8-A	00-12695	3.6		12/23/98

3.5*	Bylaws of the Company, as amended and restated effective October 20, 2006.	8-K	00-12695	3.1		10/24/06

3.6*	Certificate of Amendment of Restated Certificate of Incorporation.	10-Q	00-12695	3.5		11/7/07

4.1*	Rights Agreement dated December 21, 1998 between the Company and BankBoston, N.A., as Rights Agent.	8-A	00-12695	4.1		12/23/98

10.5*	1994 Stock Option Plan, as amended as of September 22, 2000.**	10-Q	00-12695	10.1		10/1/00

10.6*	1994 Directors Stock Option Plan and related documents.**	10-Q	00-12695	10.18		10/2/94

10.7*	Form of Indemnification Agreement between the Company and its directors and officers.**	10-K	00-12695	10.68		4/2/89

10.8*	Technology License Agreement between the Company and MIPS Technologies, Inc. (Confidential Treatment Granted).	10-K	00-12695	10.8		03/28/99

10.10*	Master Distributor Agreement dated August 26, 1985 between the Company and Hamilton/Avnet Electronics, Division of Avnet, Inc.	S-1	33-3189	10.54

10.12*	Incentive Compensation Plan.**	10-Q	00-12695	10.27		7/3/05

10.13*	Form of Change of Control Agreement between the Company and certain of its officers.**

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File Number	Exhibit	Filing Date	Filed Herewith
10.14*	Lease dated December 2002 between the Company and LaGuardia Associates relating to 710 LaGuardia Street, Salinas, California.

10.16*	1997 Stock Option Plan.	10-Q	00-12695	10.23	06/30/02

10.17*	Purchase and Sale Agreement and Joint Escrow Instructions between the Company and Cadence Design Systems, Inc., dated December 1998.	S-4	00-12695	10.27	03/24/99

10.18*	Distributor Agreement dated June 22, 2000 between the Company and Arrow Electronics, Inc. ***	10-K	00-12695	10.18	4/1/01

10.19*	Agreement For Purchase And Sale Of Real Property Between Baccarat Silicon, Inc. and Dan Caputo Co. dated August 5, 2003.	10-Q	00-12695	10.19	6/23/03

10.20*	Lease between the Company and S.I. Hahn, LLC dated February 2000 relating to 2901 Coronado Drive, Santa Clara, California.	10-K	00-12695	10.20	4/2/00

10.21*	Non-Qualified Deferred Compensation Plan effective November 1, 2000.**	10-K	00-12695	10.21	4/1/01

10.22*	Transition Agreement, dated March 30, 2006, by and between Integrated Device Technology, Inc. and Hock E. Tan.**	8-K	00-12695	10.1	3/30/06

10.23*	Master purchase agreement between Cisco Systems, Inc. and Integrated Device Technology, Inc. dated May 7, 2003. ***	10-Q	00-12695	10.24	9/28/03

10.24*	1984 Employee Stock Purchase Plan, as amended and restated effective September 29, 2003.**	10-Q	00-12695	10.25	9/28/03

10.25*	2004 Equity Plan.**	10-Q	00-12695	10.25	9/26/04

10.26*	Agreement For Purchase And Sale of Real Property Between the Company and Electroglas, Inc. dated December 16, 2004.	10-K	00-12695	10.26	6/14/05

10.27*	Executive Transition Agreement, dated November 13, 2007, by and between Registrant and Gregory S. Lang.**	8-K	00-12695	10.1	11/16/07

10.28*	Executive Compensation Agreement, dated February 12, 2008, by and between Registrant and its President and CEO, Ted Tewksbury.**	8-K	00-12695	10.1	2/20/08

21.1	Subsidiaries of the Company.					X

23.1	Consent of PricewaterhouseCoopers LLP.					X

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, dated May 19, 2008.					X

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, dated May 19, 2008.					X

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File Number	Exhibit	Filing Date	Filed Herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

*	This exhibit was previously filed with the Commission as indicated and is incorporated herein by reference.
**	This exhibit is a management contract or compensatory plan or arrangement.
***	Confidential treatment has been requested for certain portions of this document pursuant to an application for confidential treatment sent to the Securities and Exchange Commission (SEC). Such portions have been redacted and marked with a triple asterisk. The non-redacted version of this document has been sent to the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRATED DEVICE TECHNOLOGY, INC. Registrant

May 19, 2008	By:	/S/ THEODORE L. TEWKSBURY III
Theodore L.Tewksbury III President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/S/ THEODORE L. TEWKSBURY III Theodore L. Tewksbury III	Chief Executive Officer, President and Director (Principal Executive Officer)	May 19, 2008

/S/ CLYDE R. HOSEIN Clyde R. Hosein	Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	May 19, 2008

/S/ JOHN SCHOFIELD John Schofield	Chairman of the Board	May 19, 2008

/S/ GORDON PARNELL Gordon Parnell	Director	May 19, 2008

/S/ LEWIS EGGEBRECHT Lewis Eggebrecht	Director	May 19, 2008

/S/ RON SMITH Ron Smith	Director	May 19, 2008

/S/ NAM SUH Nam Suh	Director	May 19, 2008

INTEGRATED DEVICE TECHNOLOGY, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(dollars in thousands)	Balance at Beginning of Period	Additions Charged (Credited) to Revenues, Costs and Expenses	Charged (Credited) to Other Accounts	Deductions and Write-offs	Balance at End of Period
Allowance for returns, pricing credits and doubtful accounts
Year ended April 2, 2006	$1,417	$4,176	$—	$(484)	$5,109
Year ended April 1, 2007	5,109	10,611	—	(7,720)	8,000
Year ended March 30, 2008	8,000	16,837	—	(17,041)	7,796
Tax valuation allowance
Year ended April 2, 2006 (1)	$214,600	$2,487	$(59,312)	$—	$157,775
Year ended April 1, 2007 (1)	157,775	50,542	(28,883)	(4,763)	174,671
Year ended March 30, 2008 (1)	174,671	(73,374)	(2,789)	(8,246)	90,262

(1)	Balance as of the end of fiscal 2006 includes approximately $50.9 million for deferred tax assets that are attributable to stock option deductions arising from activity under the Company’s stock option plans, the benefits of which will increase additional paid-in capital when realized. Upon the adoption of SFAS No. 123(R) on April 2, 2007, the Company no longer records excess tax benefit related to stock option in the valuation allowance balance. The fiscal 2007 additions charged to the valuation allowance is primarily attributable to an increase in deferred tax assets for FAS123(R) stock based compensation and a decrease in deferred tax liabilities due to acquired intangible amortization. The activity in the “Charged (Credited) to Other Accounts” column is due to the option-related net operating losses that will no longer be treated as a deferred tax asset under FAS123(R). The activity in the “Deductions and Write-offs” column is due to acquired losses and credits that the company has determined will be subject to limitation under Internal Revenue Code Section 382. The reduction of valuation allowance in fiscal 2008 is primarily attributable to the decreases in depreciation deferred tax assets and the utilization of net operating losses. The activity in the “Charged (Credited) to Other Accounts” column is due to utilization of acquired company’s net operating losses. The activity in the “Deduction and Write-offs” column is due to write-off of Canadian net operating losses and SR&ED credits that the Company believes it will not be able to utilize.