Form 10-Q
period 2008-06-29
INTEGRATED DEVICE TECHNOLOGY INC
filed 2008-08-07
CIK 703361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2008

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

The number of outstanding shares of the registrant’s Common Stock, $.001 par value, as of July 25, 2008, was 169,910,816.

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INTEGRATED DEVICE TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three months ended
	June 29, 2008	July 1, 2007
Revenues	$188,208	$199,016
Cost of revenues	103,749	114,128

Gross profit	84,459	84,888

Operating expenses:
Research and development	43,619	44,699
Selling, general and administrative	32,965	45,114

Total operating expenses	76,584	89,813

Operating income (loss)	7,875	(4,925)
Interest expense	(18)	(41)
Interest income and other, net	1,465	5,852

Income before income taxes	9,322	886
Provision for income taxes	168	1,982

Net income (loss)	$9,154	$(1,096)

Basic net income (loss) per share	$0.05	$(0.01)
Diluted net income (loss) per share	$0.05	$(0.01)
Weighted average shares:
Basic	171,080	193,254
Diluted	171,366	193,254

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED; IN THOUSANDS)

	June 29, 2008	March 30, 2008
Assets
Current assets:
Cash and cash equivalents	$139,398	$131,986
Short-term investments	127,826	107,205
Accounts receivable, net	82,743	83,091
Inventories	79,195	79,954
Deferred tax assets	4,853	4,853
Prepayments and other current assets	18,641	26,081

Total current assets	452,656	433,170
Property, plant and equipment, net	78,538	81,652
Goodwill	1,027,395	1,027,438
Acquisition-related intangibles, net	183,630	204,489
Other assets	34,402	36,504

Total assets	$1,776,621	$1,783,253

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$44,405	$44,655
Accrued compensation and related expenses	21,228	26,621
Deferred income on shipments to distributors	22,685	24,312
Income taxes payable	—	150
Other accrued liabilities	20,828	19,978

Total current liabilities	109,146	115,716
Deferred tax liabilities	7,873	7,678
Long-term income taxes payable	20,673	20,673
Other long-term obligations	18,574	18,364

Total liabilities	156,266	162,431

Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred Stock; $0.001 par value: 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value: 350,000 shares authorized; 221,374 and 220,677 shares issued; 169,894 and 171,282 shares outstanding at June 29, 2008 and March 30, 2008, respectively	221	221
Additional paid-in capital	2,250,558	2,237,584
Treasury stock; at cost: 51,480 and 49,395 shares at June 29, 2008 and March 30, 2008, respectively	(737,836)	(715,509)
Accumulated other comprehensive income	2,812	3,080
Retained earnings	104,600	95,446

Total stockholders’ equity	1,620,355	1,620,822

Total liabilities and stockholders’ equity	$1,776,621	$1,783,253

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED; IN THOUSANDS)

	Three months ended
	June 29, 2008	July 1, 2007
Operating activities
Net income (loss)	$9,154	$(1,096)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	6,566	8,074
Amortization of intangible assets	20,859	31,075
Gain on sale of investment in equity securities	—	(1,430)
Stock-based compensation expense	8,129	11,830
Deferred income taxes	195	154
Changes in assets and liabilities:
Accounts receivable, net	348	(3,487)
Inventories	981	3,067
Prepayments and other assets	5,643	(5,850)
Accounts payable	664	4,791
Accrued compensation and related expenses	(5,393)	(10,050)
Deferred income on shipments to distributors	(1,627)	(3,820)
Income taxes receivable and payable	3,285	3,583
Other accrued and long-term liabilities	1,121	200

Net cash provided by operating activities	49,925	37,041

Investing activities
Purchases of property, plant and equipment	(4,349)	(4,006)
Purchases of short-term investments	(56,971)	(40,418)
Proceeds from sales and maturities of short-term investments	36,502	50,376

Net cash (used in) provided by investing activities	(24,818)	5,952

Financing activities
Issuance of common stock	4,623	12,218
Repurchases of common stock	(22,327)	(99,793)

Net cash used in financing activities	(17,704)	(87,575)

Effect of exchange rates on cash and cash equivalents	9	120

Net increase (decrease) in cash and cash equivalents	7,412	(44,462)
Cash and cash equivalents at beginning of period	131,986	246,589

Cash and cash equivalents at end of period	$139,398	$202,127

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts in the Company’s financial statements and the accompanying notes. Actual results could differ from those estimates. All references are to the Company’s fiscal quarters ended June 29, 2008 (Q1 2009), March 30, 2008 (Q4 2008) and July 1, 2007 (Q1 2008) unless otherwise indicated.

These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2008. Operating results for the three months ended June 29, 2008 are not necessarily indicative of operating results for an entire fiscal year.

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

For distributors who have stock rotation, price protection and ship from stock pricing adjustment rights, the Company defers revenue and related cost of revenues on sales to these distributors until the product is sold through by the distributor to an end-customer. Subsequent to shipment to the distributor, the Company reduces product pricing through price protection based on market conditions, competitive considerations and other factors. Price protection is granted to distributors on the inventory that they have on hand at the date the price protection is offered. The Company also grants certain credits to its distributors on specifically identified portions of the distributors’ business to allow them to earn a competitive gross margin on the sale of the Company’s products to their end customers. As a result of its inability to estimate these credits, the Company has determined that the sales price to these distributors is not fixed or determinable until the final sale to the end-customer.

In the Asia Pacific (“APAC”) region, the Company has distributors for which revenue is recognized upon shipment, with reserves recorded for the estimated return and pricing adjustment exposures. The determination of the amount of reserves to be recorded for stock rotation rights requires the Company to make estimates as to the amount of product which will be returned by customers within their limited contractual rights. The Company utilizes historical return rates to estimate the exposure in accordance with Statement of Financial Accounting Standards (SFAS) No. 48, Revenue Recognition When Right of Return Exists (SFAS 48). In addition, from time-to-time, the Company is required to give pricing adjustments to distributors for product purchased in a given quarter that remains in their inventory. These amounts are estimated by management based on discussions with customers, assessment of market trends, as well as historical practice.

Based on the terms in the agreements with its distributors and the application of this policy, the Company recognizes revenue once the distributor sells our products to an end-customer for North American and European distributors and recognizes revenue upon shipment to Japanese and other Asian distributors.

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

During Q1 2009, the Company updated its analysis of the stock option exercise behavior over the twelve years prior to its adoption of SFAS 123(R) and as a result lowered the expected term to 4.55 years. The interest rate is based on the average U.S. Treasury interest rate in effect during the applicable quarter. The Company believes that the implied volatility of its common stock is an important consideration of current market conditions and a good indicator of the expected volatility of its common stock. However, due to the limited volume of options freely traded over the counter, the Company believes that implied volatility, by itself, is not representative of the expected volatility of its common stock. Therefore, upon adoption of SFAS 123(R), the Company revised the volatility factor used to estimate the fair value of its stock-based awards which now reflects a blend of historical volatility of its common stock and implied volatility of call options and dealer quotes on call options, generally having a term of less than twelve months. The Company has not paid, nor does it have current plans to pay dividends on its common stock in the foreseeable future.

Note 3

Recent Accounting Pronouncements

In April 2008, the FASB issued FASB Staff Position (FSP) 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets. The intent of the position is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the intangible asset. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of the pending adoption of FSP 142-3 on its consolidated financial statements.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (SFAS 161). The standard requires additional quantitative disclosures (provided in tabular form) and qualitative disclosures for derivative instruments. The required disclosures include how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows; relative volume of derivative activity; the objectives and strategies for using derivative instruments; the accounting treatment for those derivative instruments formally designated as the hedging instrument in a hedge relationship; and the existence and nature of credit-related contingent features for derivatives. SFAS 161 does not change the accounting treatment for derivative instruments. SFAS 161 is effective in the first quarter of fiscal year 2010. The Company is currently evaluating the impact of the pending adoption of SFAS 161 on its consolidated financial statements.

In February 2008, the FASB issued FSP 157-1, “Application of FASB Statement 157 to FASB Statement 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (FSP 157-1) and FSP 157-2, “Effective Date of FASB Statement 157” (FSP 157-2). FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal year 2010. The Company is currently evaluating the impact that these provisions of SFAS 157 will have on its consolidated financial statements when it is applied to non-financial assets and non-financial liabilities that are not measured at fair value on a recurring basis beginning in the first quarter of fiscal year 2010.

In December 2007, the FASB issued SFAS 141(R), “Business Combinations” (SFAS 141(R)). The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. The adoption of SFAS 141(R) will change our accounting treatment for business combinations on a prospective basis beginning in the first quarter of fiscal year 2010.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 provides companies the option (fair value option) to measure certain financial instruments and other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007, although earlier adoption is permitted. Currently, the Company has elected not to adopt the fair value option under this pronouncement.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (SFAS 157), which enhances existing guidance for measuring assets and liabilities using fair value. SFAS 157 defines fair value, provides a framework for measuring fair value, and expands disclosures required for fair value measurement. The Company adopted this standard in the first quarter of fiscal 2009. See “Fair Value Measurements” in Note 8 for further discussion.

Note 4

Net Income (Loss) Per Share

Net income (loss) per share has been computed using weighted-average common shares outstanding in accordance with SFAS 128, Earnings per Share.

	Three months ended
(in thousands)	June 29, 2008	July 1, 2007
Weighted average common shares outstanding	171,080	193,254
Dilutive effect of employee equity incentive plans	286	—

Weighted average common shares outstanding, assuming dilution	171,366	193,254

Stock options to purchase 29.6 million shares and 10.5 million shares for the three month periods ended June 29, 2008 and July 1, 2007, respectively, were outstanding, but were excluded from the calculation of diluted earnings per share because the exercise price of the stock options was greater than the average share price of the common shares and therefore, the effect would have been anti-dilutive. In addition, 0.4 million unvested restricted stock units were excluded from the calculation for the three months ended June 29, 2008 because they were anti-dilutive after considering unrecognized stock-based compensation expense. Net loss per share for the three month periods ended July 1, 2007 is based only on weighted average common shares outstanding. Stock options and restricted stock units of 4.6 million for the three month periods ended July 1, 2007 were excluded from the calculation of diluted earnings per share, as their effect would be anti-dilutive in a net loss period.

Note 5

Stock-Based Employee Compensation

Compensation Expense

The following table summarizes stock-based compensation expense by line items appearing in the Company’s Condensed Consolidated Statement of Operations:

	Three months ended
(in thousands)	June 29, 2008	July 1, 2007
Cost of revenues	$786	$1,053
Research and development	5,152	6,731
Selling, general and administrative	2,191	4,046

Total stock-based compensation expense	$8,129	$11,830

Tax effect on stock-based compensation expense	—	—

Total stock-based compensation expense, net of related tax effects (1)	$8,129	$11,830

(1)	Assumes a zero tax rate for each period presented as the Company has a full valuation allowance.

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

The following table summarizes stock-based compensation expense associated with each type of award:

	Three months ended
(in thousands)	June 29, 2008	July 1, 2007
Employee Stock Options	$6,128	$10,444
Employee Stock Purchase Plan (“ESPP”)	878	944
Restricted Stock Units (“RSUs”)	1,345	580
Change in amounts capitalized in inventory	(222)	(138)

Total stock-based compensation expense	$8,129	$11,830

Valuation Assumptions

Assumptions used in the Black-Scholes valuation model were as follows:

	Three months ended
	June 29, 2008	July 1, 2007
Stock Option Plans:
Expected Term	4.55 years	4.65 years
Risk-free interest rate	3.02%	4.80%
Volatility	39%	44%
Dividend Yield	0.0%	0.0%
Weighted-average grant-date fair value per share	$4.34	$6.47
ESPP:
Expected Term	0.25 years	0.25 years
Risk-free interest rate	1.38%	5.04%
Volatility	35%	33%
Dividend Yield	0.0%	0.0%
Weighted-average grant-date fair value per share	$1.90	$3.40

Equity Incentive Programs

The Company currently issues awards under three equity based plans in order to provide additional incentive and retention to directors and employees who are considered to be essential to the long-range success of the Company. These plans are further described below.

1994 Stock Option Plan (1994 Plan)

In May 1994, the Company’s stockholders approved the 1994 Plan. In September 2000, the Company’s stockholders elected to extend the plan to expire in 2010. Under the 1994 Plan, 13,500,000 shares of common stock have been made available for issuance as stock options to employees, officers, directors, consultants, independent contractors and advisors of the Company and its affiliates. Shares issuable upon exercise of stock options granted pursuant to the Company’s 1985 Incentive and Nonqualified Stock Option Plan that expire or become unexercisable for any reason without having been exercised in full are also available for distribution under the 1994 Plan (not to exceed 10,000,000 shares). Options granted by the Company under the 1994 Plan generally expire seven years from the date of grant and generally vest over a four-year period from the date of grant. The exercise price of the options granted by the Company under the 1994 Plan shall not be less than 100% of the fair market value for a common share subject to such option on the date the option is granted. As of June 29, 2008, 198,108 shares remain available for future grant under the 1994 Plan.

2004 Equity Plan (2004 Plan)

In September 2004, the Company’s stockholders approved the 2004 Plan. Under the 2004 Plan, 24,500,000 shares of common stock have been made available for issuance as stock options, restricted stock awards, stock appreciation rights, performance awards, restricted stock unit awards, and stock-based awards to employees, directors and consultants, of which a maximum of 2,000,000 shares are eligible for non-option “full value” awards. The 2004 Plan allows for time-based and performance-based vesting for the awards. Options granted by the Company under the 2004 Plan generally expire seven years from the date of grant and generally vest over a four-year period from the date of grant, with one-quarter of the shares of common stock vesting on the one-year anniversary of the grant date and the remaining shares vesting monthly for the 36 months thereafter. The exercise price of the options granted by the Company under the 2004 Plan shall not be less than 100% of the fair market value for a common share subject to such option on the date the option is granted. Full value awards made under the 2004 Plan shall become vested over a period of not less than three years (or, if vesting is performance-based, over a period of not less than one year) following the date such award is made; provided, however, that full value awards that result in the issuance of an aggregate of up to 5% of common stock available under the 2004 Plan may be granted to any one or more participants without respect to such minimum vesting provisions. As of June 29, 2008, 6,001,738 shares remain available for future grant under the 2004 Plan.

Restricted stock units available for grant by the Company under the 2004 Plan generally vest over a 48-month period from the grant date. Prior to vesting, participants holding restricted stock units do not have shareholder rights. Shares are issued on or as soon as administratively practicable following the vesting date of the restricted stock units and upon issuance, recordation and delivery, the participant will have all the rights of a shareholder of the Company with respect to voting such stock and receipt of dividends and distributions on such stock. As of June 29, 2009, 1,254,557 restricted stock unit awards were outstanding under the 2004 Plan.

The following table summarizes the Company’s stock option activities for the three months ended June 29, 2008:

(in thousands, except per share amounts)	Shares	Weighted Average Exercise Price
Options outstanding as of March 30, 2008	30,506	$13.00
Granted	2,379	11.75
Exercised (1)	(117)	10.75
Canceled, Forfeited or Expired	(2,127)	14.37

Options outstanding as of June 29, 2008	30,641	12.82

Options exercisable at June 29, 2008	20,819	$12.68

(1)	Upon exercise, the Company issues new shares of common stock.

As of June 29, 2008, the weighted average remaining contractual life of options outstanding was 3.9 years and the aggregate intrinsic value was $1.5 million. The weighted average remaining contractual life of options exercisable was 3.2 years and the aggregate intrinsic value was $0.9 million. Unrecognized compensation cost related to non-vested stock-based awards, net of estimated forfeitures was $20.8 million and will be recognized over a weighted average period of 1.2 years.

As of June 29, 2008, stock options vested and expected to vest totaled approximately 28.8 million shares, with a weighted-average exercise price of $12.80 per share and a weighted average remaining contractual life of 3.8 years. The aggregate intrinsic value was approximately $1.4 million.

(in thousands)	Three months ended
	June 29, 2008	July 1, 2007
Net cash proceeds from options exercised	$1,255	$8,574
Total intrinsic value of options exercised	$145	$3,236
Excess tax benefits from options exercised (1)	$0	$0

(1)	Excess tax benefits from the exercise of stock options, if any, are presented in the Company’s Condensed Consolidated Statement of Cash Flows as financing cash flows rather than operating expenses.

The following table summarizes the Company’s restricted stock unit activities for the three months ended June 29, 2008:

	Shares (in thousands)	Weighted Average Grant Date Fair Value
RSU’s outstanding as of March 30, 2008	627	$14.53
Granted	800	12.24
Released	(118)	15.00
Forfeited	(54)	13.35

Outstanding at June 29, 2008	1,255	$13.08

As of June 29, 2008, there was approximately $8.8 million of unrecognized compensation cost related to restricted stock units granted under the Company’s equity incentive plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.2 years.

As of June 29, 2008, restricted stock units vested and expected to vest totaled approximately 0.9 million shares, with a weighted average remaining contractual life of 1.9 years. The aggregate intrinsic value was approximately $8.8 million.

1984 ESPP

In July 1984, the Company’s stockholders approved the 1984 ESPP under which eligible employees may purchase shares of the Company’s common stock through payroll deductions (not to exceed 15% of such employee’s compensation) at no lower than 85% of the fair market value of the common stock on the first day or the last day of each fiscal quarter, whichever is lower. Under the 1984 ESPP, 15,100,000 shares of common stock have been made available for issuance. The 1984 ESPP is implemented by successive quarterly purchase periods commencing on the first day of each fiscal quarter of the Company. In order to maintain its qualified status under Section 423 of the Internal Revenue Code, the 1984 ESPP imposes certain restrictions, including the limitation that no employee is permitted to participate in the 1984 ESPP if the rights of such employee to purchase common stock of the Company under the 1984 ESPP and all similar purchase plans of the Company or its subsidiaries would accrue at a rate which exceeds $25,000 of the fair market value of such stock (determined at the time the right is granted) for each calendar year. During the three months ended June 29, 2008, the Company issued 463,030 shares of common stock with a weighted-average purchase price of $7.28 per share.

Note 6

Balance Sheet Detail

(in thousands)	June 29, 2008	March 30, 2008
Inventories
Raw materials	$5,559	$4,674
Work-in-process	37,883	43,556
Finished goods	35,753	31,724

Total inventories	$79,195	$79,954

Other long-term obligations
Deferred compensation related liabilities	$13,749	$12,858
Long-term portion of deferred gain on equipment sales	780	897
Long-term portion of lease impairment obligations	1,050	1,103
Long-term portion of supplier obligations	2,805	3,086
Other	190	420

Total other long-term obligations	$18,574	$18,364

Note 7

Deferred income on shipments to distributors

Included in the caption “Deferred income on shipments to distributors” on the consolidated balance sheet are amounts related to shipments to certain distributors for which revenue is not recognized until our product has been sold by the distributor to an end customer. The components at June 29, 2008 and March 30, 2008 were as follows:

(in 000’s)	June 29, 2008	March 30, 2008
Gross deferred revenue	$28,994	$30,741
Gross deferred costs	6,309	6,429

Deferred income on shipments to distributors	$22,685	$24,312

The gross deferred revenue represents the gross value of shipments to distributors at the list price billed to the distributor less any price protection credits provided to them in connection with reductions in list price while the products remain in their inventory. The amount ultimately recognized as revenue will be lower than this amount as a result of future price protection and ship from stock pricing credits which are issued in connection with the sell through of our products to end customers. Historically this amount represents on average approximately 25% of the list price billed to the customer. The gross deferred costs represent the standard costs of products we sell to the distributors. Although we monitor the levels and quality of inventory in the distribution channel, our experience is that product returned from these distributors are able to be sold to a different distributor or in a different region of the world. As such, inventory write-downs for product in the distribution channel have not been significant.

Note 8

Fair Value Measurement

Effective March 31, 2008, the Company adopted SFAS 157, “Fair Value Measurements” (“SFAS 157”), except as it applies to the non-financial assets and non-financial liabilities subject to Financial Staff Position SFAS 157-2.

SFAS 157 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing assets or liabilities. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact.

Fair Value Hierarchy

SFAS 157 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The hierarchy which prioritizes the inputs used to measure fair value from market based assumptions to entity specific assumptions are as follows:

Level 1: Inputs based on quoted market prices for identical assets or liabilities in active markets at the measure date.

Level 2: Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3: Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. The inputs are unobservable in the market and significant to the instrument’s valuation.

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis in accordance with SFAS 157 as of June 29, 2008:

	Fair Value at Reporting Date Using:
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Balance
Cash Equivalents and Short Term Investments:
Money market funds	$91,745		$91,745
US government treasuries and agencies securities	69,581		69,581
Corporate bonds		11,457	11,457
Asset back securities		4,610	4,610
Corporate commercial paper		61,069	61,069
Bank deposits		5,040	5,040
Certificates of deposits		898	898
Other Assets:
Assets related to non-qualified deferred compensation plan		12,674	12,674

Total assets measured at fair value	$161,326	95,748	$257,074

Liabilities:
Non-qualified deferred compensation obligations		13,749	13,749

Total liabilities measured at fair value	$—	13,749	$13,749

The Company’s cash equivalent and short term investment are classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotation, or alternative pricing sources with reasonable levels of price transparency. The securities in Level 1 are highly liquid and actively traded in exchange markets or over-the-counter markets. The securities in Level 2 represent securities with quoted prices in markets that are not active or for which all significant inputs are observable.

The Company maintains an unfunded deferred compensation plan to provide benefits to executive officers and other key employees. Under the plan, participants can defer any portion of their salary and bonus compensation into the plan and may choose from a portfolio of funds from which earnings are measured. Participant balances are always 100% vested. The deferred compensation plan obligation is recorded at fair value based on the quoted prices of the underlying mutual funds and included in Other Long-Term Obligations on the Company’s Condensed Consolidated Balance Sheets. Increases or decreases related to the obligations are recorded in operating expenses. Additionally, the Company has set aside assets in a separate trust that is invested in corporate owned life insurance intended to substantially offset the liability under the plan. The value of these assets is determined by the quoted prices of the underlying mutual funds of the life insurance adjusted by the insurance premium charges and is included in Other Assets on the Company’s Condensed Consolidated Balance Sheets. Gains or losses of these assets are recorded in Interest income and other, net. The Company has identified both its assets and liability related to the plan within Level 2 in the fair value hierarchy as these valuations are based on observable market data obtained directly from the dealer or observable price quotes for similar assets such as the underlying mutual fund pricing. As of June 29, 2008, we do not maintain any assets or liabilities with a Level 3 valuation that would require a high level judgment to determine fair value.

Note 9

Investment in Non-Marketable Equity Securities

In conjunction with the merger with ICS, the Company acquired an investment in Best Elite International Limited (“Best Elite”), which owns a wafer fabrication facility in Suzhou, China. The Company purchases wafers from Best Elite’s wafer fabrication facility for certain legacy ICS products. As of June 29, 2008, the aggregate carrying amount of the Company’s investment in Best Elite was approximately $5.0 million, which is classified within Other assets on the Company’s Condensed Consolidated Balance Sheet.

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

Goodwill and identified intangible asset balances are summarized as follows:

	June 29, 2008
(in thousands)	Gross assets	Accumulated amortization	Net assets
Goodwill	$1,027,395	$—	$1,027,395
Identified intangible assets:
Existing technology	288,558	(158,664)	129,894
Trademarks	10,534	(8,019)	2,515
Customer relationships	158,396	(109,416)	48,980
Foundry & Assembler relationships	65,256	(63,570)	1,686
Non-compete agreements	53,165	(52,822)	343
Other	31,174	(30,962)	212

Subtotal, identified intangible assets	607,083	(423,453)	183,630

Total goodwill and identified intangible assets	$1,634,478	$(423,453)	$1,211,025

	March 30, 2008
(in thousands)	Gross assets	Accumulated amortization	Net assets
Goodwill	$1,027,438	$—	$1,027,438

Identified intangible assets:
Existing technology	288,558	(144,570)	143,988
Trademarks	10,534	(7,716)	2,818
Customer relationships	158,396	(103,506)	54,890
Foundry & Assembler relationships	65,256	(63,219)	2,037
Non-compete agreements	53,165	(52,688)	477
Other	31,174	(30,895)	279

Subtotal, identified intangible assets	607,083	(402,594)	204,489

Total goodwill and identified intangible assets	$1,634,521	$(402,594)	$1,231,927

In Q1 2009, goodwill decreased $43 thousand as a result of the release of certain reserves related to the ICS pre-acquisition contingency items.

Amortization expense for identified intangibles is summarized below:

	Three months ended
(in thousands)	June 29, 2008	July 1, 2007
Existing technology	$14,094	$14,248
Trademarks	303	689
Customer relationships	5,910	8,425
Foundry & Assembler relationships	351	1,060
Non-compete agreements	134	6,224
Other	67	429

Total	$20,859	$31,075

Based on the identified intangible assets recorded at June 29, 2008, the future amortization expense of identified intangibles for the next five fiscal years is as follows (in thousands):

Fiscal year	Amount
Remainder of FY 2009	$60,828
2010	54,526
2011	28,304
2012	18,423
2013	10,689
Thereafter	10,860

Total	$183,630

Note 11

Comprehensive Income (Loss)

The components of comprehensive income (loss) were as follows:

	Three months ended
(in thousands)	June 29, 2008	July 1, 2007
Net income (loss)	$9,154	$(1,096)
Change in currency translation adjustments	31	(38)
Change in net unrealized gain on investments	(299)	(1,474)

Comprehensive income (loss)	$8,886	$(2,608)

The components of accumulated other comprehensive income were as follows:

(in thousands)	June 29, 2008	March 30, 2008
Cumulative translation adjustments	$2,559	$2,528
Unrealized gain on available-for-sale investments	253	552

Total accumulated other comprehensive income	$2,812	$3,080

During Q1 2008, the Company sold approximately 1.1 million shares, or 78% of its equity investment in Maxtek for proceeds, net of commissions, totaling approximately $2.2 million and recognized a gain of $1.4 million, which was classified within interest income and other, net. During the remainder of fiscal year 2008, the Company sold the remaining shares of its equity investment in Maxtek for proceeds, net of commissions, totaling approximately $0.7 million and recognized a gain of $0.4 million, which was classified within interest income and other, net.

Note 12

Derivative Financial Instruments

As a result of its international operations, sales and purchase transactions, the Company is subject to risks associated with fluctuating currency exchange rates. The Company may use derivative financial instruments to hedge these risks when instruments are available and cost effective in an attempt to minimize the impact of currency exchange rate movements on its operating results and on the cost of capital equipment purchases. The Company may enter into hedges of forecasted transactions when the underlying transaction is highly probable and reasonably certain to occur within the subsequent twelve months. Examples of these exposures would include forecasted expenses of a foreign manufacturing plant, design center or sales office. The Company may additionally enter into a derivative to hedge the foreign currency risk of a capital equipment purchase if the capital equipment purchase order is executed and designated as a firm commitment. During Q1 2009, the Company utilized forward currency contracts to settle short term foreign currency denominated payables and such gains and losses were recorded through earnings. An immaterial amount of net gains and losses were included in net income or loss during the first three months of fiscal 2009 and 2008. As of the end of Q1 2009 and Q4 2008, the Company did not have any outstanding foreign currency contracts that were designated as hedges of forecasted cash flows or capital equipment purchases. The Company does not enter into derivative financial instruments for speculative or trading purposes.

The Company may also utilize currency forward contracts to hedge currency exchange rate fluctuations related to certain short term foreign currency assets and liabilities. Gains and losses on these undesignated derivatives offset gains and losses on the assets and liabilities being hedged and the net amount is included in earnings. An immaterial amount of net gains and losses were included in net income or loss during the first three months of fiscal 2009 and 2008.

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

Note 13

Industry Segments

The Company evaluates its reportable business segments in accordance with SFAS 131, Disclosures about Segments of an Enterprise and Related Information. The three reportable business segments are as follows:

•	Networking segment: includes network search engines (NSEs), switching solutions, flow-control management devices, FIFOs, multi-port products, and integrated communications processors

•	Timing and Memory Interface segment: includes clock generation and distribution products, high-performance server memory interfaces and other timing solution products

•	Standard Products and Other segment: includes high-speed SRAM, military applications, digital logic, telecommunications, PC audio and video products

The tables below provide information about these segments:

Revenues by segment

	Three months ended
(in thousands)	June 29, 2008	July 1, 2007
Networking	$51,299	$54,502
Timing and Memory Interface	105,964	110,420
Standard Products and Other	30,945	34,094

Total consolidated revenues	$188,208	$199,016

Income (loss) by segment

	Three months ended
(in thousands)	June 29, 2008	July 1, 2007
Networking	$11,855	$6,942
Timing and Memory Interface	30,783	32,719
Standard Products and Other	(4,867)	(156)
Amortization of intangible assets	(20,859)	(31,075)
Acquisition related costs and other	3	(1,108)
Severance and retention costs	(834)	(266)
Facility closure costs	(77)	(151)
Stock-based compensation expense	(8,129)	(11,830)
Interest income and other	1,465	5,852
Interest expense	(18)	(41)

Income before income taxes	$9,322	$886

The Company does not allocate restructuring, acquisition-related costs, stock-based compensation, interest income and other, and interest expense to its segments. In addition, the Company does not allocate assets to its segments. The Company excludes these items consistent with the manner in which it internally evaluates its results of operations.

Note 14

Commitments and Contingencies

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

The Company maintains an accrual for obligations it incurs under its standard product warranty program and customer, part, or process specific matters. The Company’s standard warranty period is one year, however in certain instances the warranty period may be extended to as long as two years. Management estimates the fair value of the Company’s warranty liability based on actual past warranty claims experience, its policies regarding customer warranty returns and other estimates about the timing and disposition of product returned under the standard program. Customer, part, or process specific reserves are estimated using a specific identification method. Historical profit and loss impact related to warranty returns activity has been minimal. The total accrual was $0.4 million as of June 29, 2008 and March 30, 2008, respectively.

Litigation

On October 24, 2006, the Company was served with a civil antitrust complaint filed by Reclaim Center, Inc., et. al. as plaintiffs in the U.S. District Court for the Northern District of California against the Company and 37 other entities on behalf of a purported class of indirect purchasers of Static Random Access Memory (“SRAM”) products. The Complaint alleges that the Company and other defendants conspired to raise the prices of SRAM, in violation of Section 1 of the Sherman Act, the California Cartwright Act, and several other states’ antitrust, unfair competition, and consumer protection statutes. Shortly thereafter, a number of other plaintiffs filed similar complaints on behalf of direct and indirect purchasers of SRAM. Given the similarity of the complaints, the Judicial Panel on Multidistrict Litigation transferred the cases to a single judge in the Northern District of California and consolidated the cases for pretrial proceedings in February 2007. The consolidated cases are captioned In re Static Random Access Memory (SRAM) Antitrust Litigation. In August 2007, direct purchasers of SRAM and indirect purchasers of SRAM filed separate Consolidated Amended Complaints. The Company was not named as a defendant in either complaint. Pursuant to tolling agreements with the indirect and direct purchaser plaintiffs, the Company has agreed that the statute of limitations will be tolled until January 10, 2009 as to potential claims against the Company.

In addition, on May 14, 2007, the Company was served with a Civil Investigative Demand from the State of Florida concerning SRAM products. The Company and the State of Florida have reached an agreement that suspends its obligation to respond to the CID. The agreement also tolls the statute of limitations until January 21, 2009 as to potential claims against the Company.

Complaints concerning SRAM products have also been filed against the Company in Ontario, British Columbia and Quebec, Canada. The allegations in these Complaints are parallel to the allegations in the Complaints pending in the United States. On March 19, 2008, the Company entered into a tolling agreement with the plaintiffs in the Ontario, British Columbia and Quebec actions. On March 25, 2008, the Ontario Superior Court of Justice entered an order that discontinued the action in Ontario against the Company without prejudice. On May 2, 2008, a Notice of Discontinuance was filed by the plaintiff in the Supreme Court of British Columbia, resulting in a discontinuation of the action against the Company without prejudice. The Company cannot predict their outcome or provide an estimate of any possible losses. Any litigation could be costly, divert our management’s attention and could have a material and adverse effect on the Company’s business, results of operations, financial condition or cash flows. The Company intends to vigorously defend these actions.

In April 2008, LSI Corporation and its wholly owned subsidiary Agere Systems Inc. (collectively “LSI”) instituted an action in the United States International Trade Commission (“ITC”), naming the Company and 17 other respondents in an action seeking an exclusion preventing importation into the U.S. of semiconductor integrated circuit devices and products made by methods alleged to infringe an LSI patent on the use of tungsten metallization in semiconductor manufacturing. LSI also filed a companion case against the same parties in the U.S. District Court for the Eastern District of Texas seeking an injunction and damages in an unspecified amount relating to such alleged infringement. Since the initiation of both actions, five other parties have been named as respondents/defendants in the respective actions. The action in the U.S. District Court has been stayed pending the outcome of the ITC action. Although no hearing date has been set yet in the ITC action, it is expected that a hearing will occur in early calendar 2009. The Company cannot predict their outcome or provide an estimate of any possible losses. Any litigation could be costly, divert our management’s attention and could have a material and adverse effect on the Company’s business, results of operations, financial condition or cash flows. The Company intends to vigorously defend the litigation.

The Company is currently a party to various other legal proceedings, claims, disputes and litigation arising in the ordinary course of business. Based on the Company’s own investigations, the Company does not believe the ultimate outcome of its current legal proceedings, individually and in the aggregate, will have a material adverse effect on its financial position, results of operation or cash flows. However, because of the nature and inherent uncertainties of such litigation and investigations, should the outcome of these actions be unfavorable, the Company’s business, financial condition, results of operations or cash flows could be materially and adversely affected.

Note 15

Restructuring

The following table shows the breakdown of the restructuring charges and the liability remaining as of June 29, 2008:

	Cost of goods sold	Operating Expenses
(In thousands)	Restructuring	Restructuring
Balance as of March 30, 2008	$433	$1,132
Non-cash charges	655	149
Cash payments	(712)	(337)

Balance as of June 29, 2008	$376	$944

Restructuring Actions

During Q1 2009, the Company initiated restructuring actions, which primarily affected its manufacturing personnel in Penang, Malaysia as well as sales personnel in U.S.and Sweden, including the closure of its Sweden office. The Company took these restructuring actions to rebalance its workforce to better align with its growth opportunities. These restructuring actions resulted in the reduction of approximately 79 employees. The Company recorded a one-time restructuring expense of approximately $0.8 million for severance benefits associated with these restructuring actions, of which the majority was paid in Q1 2009.

During Q2 2006, the Company completed the consolidation of its Northern California workforce into its San Jose headquarters and exited leased facilities in Salinas and Santa Clara. Upon exiting the buildings the Company recorded lease impairment charges of approximately $6.5 million, which represented the future rental payments under the agreements, reduced by an estimate of sublease income, and discounted to present value using an interest rate applicable to the Company. These charges were recorded as cost of revenues of $2.6 million, R&D of $2.1 million and SG&A of $2.4 million. In addition, the Company also wrote-off approximately $0.6 million of leasehold improvements and assets no longer in use. In fiscal 2008, the Company entered into a sublease agreement for our Salinas facility, resulting in a reduction to our accrued lease liabilities by $0.2 million. Since the initial restructuring, the Company has made lease payments of $6.1 million related to vacated facilities in Santa Clara and Salinas. As of June 29, 2008, the remaining accrued lease liabilities were $1.3 million.

Note 16

Income Taxes

The Company recorded an income tax provision of approximately $0.2 million in Q1 2009 compared to a provision of approximately $2.0 million in Q1 2008. The provision for income taxes in Q1 2009 primarily reflects estimated foreign income and withholding taxes and estimated U.S. and state taxes. The provision for income taxes for Q1 2009 was first determined using the annual effective tax rate method for jurisdictions whose effective tax rate could be estimated. We computed one entity’s tax provision using a discrete approach as a reliable estimate of the effective tax rate for this jurisdiction could not be made. In addition, the income tax provision in Q1 2009 included a one-time tax benefit of $0.6 million as a result of the approval of a tax holiday from the Malaysian government, which allows the Company to obtain full tax exemption on certain components of statutory income for a period of 10 years. The provision for income taxes in Q1 2008 primarily reflects estimated foreign income and withholding taxes and estimated U.S. state taxes.

As of June 29, 2008 and March 30, 2008, the unrecognized tax benefits without interest and penalties were approximately $43.6 million and $42.8 million respectively, of which $18.7 million would affect the Company’s effective tax rate if recognized. The increase in our unrecognized tax benefits in Q1 2009 was primarily related to uncertain tax positions regarding transfer pricing between our related entities.

As of June 29, 2008 and March 30, 2008, we were subject to examination in the U.S. federal tax jurisdiction for the fiscal years beginning with 2002. We were also subject to examination in various state and foreign jurisdictions for tax years 2002 forward, none of which were individually material.

Note 17

Share Repurchase Program

On January 18, 2007, the Company’s Board of Directors initiated a $200 million share repurchase program. During fiscal 2008, the Company’s Board of Directors approved a $200 million expansion of the share repurchase program to a total of $400 million. In fiscal 2008, the Company repurchased approximately 28.9 million shares at an average price of $11.60 per share for a total purchase price of $334.8 million. Share repurchases were recorded as treasury stock and resulted in a reduction of stockholders’ equity. On April 30, 2008, the Company’s Board of Directors approved an additional $100 million expansion of the share repurchase program to a total of $500 million. During Q1 2009, the Company repurchased approximately 2.1 million shares at average price of $10.71 per share for a total purchase price of $22.3 million. Share repurchases were recorded as treasury stock and resulted in a reduction of stockholders’ equity. As of June 29, 2008, approximately $118 million was available for future share repurchases. The program is intended to reduce the number of outstanding shares of Common Stock to increase stockholder value and offset dilution from the Company’s employee compensation plans.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All references are to our fiscal quarters ended June 29, 2008 (Q1 2009), March 30, 2008 (Q4 2008) and July 1, 2007 (Q1 2008) unless otherwise indicated. Quarterly financial results may not be indicative of the financial results of future periods.

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements involve a number of risks and uncertainties. These include, but are not limited to: global business and economic conditions; operating results; new product introductions and sales; competitive conditions; capital expenditures and resources; manufacturing capacity utilization; customer demand and inventory levels; intellectual property matters; mergers and acquisitions and integration activities; and the risk factors set forth in Part II, Item 1A “Risk Factors” to this Report on Form 10-Q. As a result of these risks and uncertainties, actual results could differ from those anticipated in the forward-looking statements. Unless otherwise required by law, we undertake no obligation to publicly revise these statements for future events or new information after the date of this Report on Form 10-Q.

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

Revenue Recognition. Our revenue results from semiconductors sold through three channels: direct sales to original equipment manufacturers (“OEMs”) and electronic manufacturing service providers (“EMSs”), consignment sales to OEMs and EMSs, and sales through distributors. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and our ability to collect is reasonably assured. For direct sales, we recognize revenue in accordance with the applicable shipping terms. Revenue related to the sale of consignment inventory is not recognized until the product is pulled from inventory stock by the customer.

For distributors who have stock rotation, price protection and ship from stock pricing adjustment rights, we defer revenue and related cost of revenues on sales to these distributors until the product is subsequently sold by the distributor to an end-customer. Subsequent to shipment to the distributor, we may reduce product pricing through price protection based on market conditions, competitive considerations and other factors. Price protection is granted to distributors on the inventory that they have on hand at the date the price protection is offered. We may also grant certain credits to our distributors on specifically identified portions of the distributors’ inventory to allow them to earn a competitive gross margin upon the sale of our products to the distributors’ end customers. As a result of our inability to estimate these credits, we have determined that the sales price to these distributors is not fixed or determinable until the final sale to the end-customer.

In the APAC region, we have distributors for which revenue is recognized upon shipment, with reserves recorded for the estimated return and potential pricing adjustment exposures. The determination of the amount of reserves to be recorded for stock rotation rights requires us to make estimates as to the amount of product which will be returned by customers within their limited contractual rights. We utilize historical return rates to estimate the exposure in accordance with Statement of Financial Accounting Standards (SFAS) 48, Revenue Recognition When Right of Return Exists (SFAS 48). In addition, from time-to-time, we are required to give pricing adjustments to distributors for product purchased in a given quarter that remains in their inventory. These amounts are estimated by management based on discussions with customers, assessment of market trends, as well as historical practice. Although actual rates of return and pricing exposures have been within our estimates in the past, if our estimates are inaccurate, it could have a material impact on our revenues.

Income Taxes. We account for income taxes under an asset and liability approach that requires the expected future tax consequences of temporary differences between book and tax bases of assets and liabilities be recognized as deferred tax assets and liabilities. Generally accepted accounting principles require us to evaluate our ability to realize the value of our net deferred tax assets on an ongoing basis. A valuation allowance is recorded to reduce the net deferred tax assets to an amount that will more likely than not be realized. Accordingly, we consider various tax planning strategies, forecasts of future taxable income and our most recent operating results in assessing the need for a valuation allowance. In the consideration of the ability to realize the value of net deferred tax assets, recent results must be given substantially more weight than any projections of future profitability. In the fourth quarter of fiscal 2003, we determined that, under applicable accounting principles, it was more likely than not that we would not realize any value for any of our net deferred tax assets. Accordingly, we established a valuation allowance equal to 100% of the amount of these net assets. Our assumptions regarding the ultimate realization of these assets remained unchanged in Q1 2009 and accordingly, we continue to maintain a valuation allowance equal to 100% of the amount of these net deferred assets.

On April 2, 2007, we adopted the FASB Interpretation 48, Accounting for Uncertainty in Income Taxes – an Interpretations of FASB Statement 109 (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes” (SFAS 109). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result of the implementation of FIN 48, we recognize the tax liability for uncertain income tax positions on the income tax return based on the two-step process prescribed in the interpretation. The first step is to determine whether it is more likely than not that each income tax position would be sustained upon audit. The second step is to estimate and measure the tax benefit as the amount that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority. Estimating these amounts requires us to determine the probability of various possible outcomes. We evaluate these uncertain tax positions on a quarterly basis. This evaluation is based on the consideration of several factors including changes in facts or circumstances, changes in applicable tax law, settlement of issues under audit, and new exposures. If we later determine that our exposure is lower or that the liability is not sufficient to cover our revised expectations, we adjust the liability and effect a related change in our tax provision during the period in which we make such determination.

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

Valuation of Long-Lived Assets and Goodwill. We own and operate our own manufacturing facilities, as further described in Part I of our Annual Report on Form 10-K for the fiscal year ended March 30, 2008, and have also acquired certain businesses and product portfolios in recent years. As a result, we have significant property, plant and equipment, goodwill and other intangible assets. We evaluate these items for impairment on an annual basis, or sooner, if events or changes in circumstances indicate that carrying values may not be recoverable. Triggering events for impairment reviews may include adverse industry or economic trends, significant restructuring actions, significantly lowered projections of profitability, or a sustained decline in our market capitalization. Evaluations of possible impairment and if applicable, adjustments to carrying values, require us to estimate among other factors future cash flows, useful lives and fair market values of our reporting units and assets. Actual results may vary from our expectations.

We review goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable in accordance with SFAS 142, “Goodwill and Other Intangible Assets.” Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables. We utilize a discounted cash flow analysis to estimate the fair value of our reporting units. Actual future results may differ from those estimates. In addition, we make certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each of our reporting units. Our annual goodwill impairment analysis did not result in an impairment charge. However, changes in these estimates could cause one or more of the businesses to be valued lower, which could result in an impairment of our goodwill in the future.

Stock-based Compensation. In accordance with FASB 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)), we measure and recognize compensation expense for all stock-based payments awards, including employee stock options and rights to purchase shares under employee stock purchase plans, based on their estimated fair value and recognize the costs in the financial statements on an accelerated basis.

Calculating the fair value of share-based awards at the date of grant requires us to make estimates that involve significant judgment. We use the Black-Scholes valuation model to estimate the fair value of employee stock options and the rights to purchase shares under employee stock purchase plan, consistent with the provisions of SFAS 123(R). Option-pricing models require the input of highly subjective assumptions, including the expected term of options and the expected price volatility of the stock underlying such options. Our stock price volatility assumption is based on a blend of historical volatility of our common stock and implied volatility of call options and dealer quotes on call options, generally having a term of less than twelve months. Changes in the subjective assumptions required in the valuation models may significantly affect the estimated value of the stock-based awards, the related stock-based compensation expense and, consequently, our results of operations.

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

Our reportable segments include the following:

•	Networking segment (which includes NSEs, switching solutions, pre-processing switches, FIFOs, multi-port products, and integrated communications processors);

•	Timing and Memory Interface segment (which includes clock generation and distribution products, high-performance server memory interfaces and other timing solution products); and

•	Standard Products and Other segment (which includes high-speed SRAM, military applications, digital logic, telecommunications, PC audio and video products).

Revenues

	Three months ended
(in thousands)	June 29, 2008	July 1, 2007
Networking	$51,299	$54,502
Timing and Memory Interface	105,964	110,420
Standard Products and Other	30,945	34,094

Total	$188,208	$199,016

Networking Segment

Revenues in our Networking segment decreased $3.2 million, or 6% in Q1 2009 as compared to Q1 2008. Revenues within our IP-Co Processor division decreased approximately 21%, primarily related to decreased consumption at our largest customer in one product family, offset by growth in new platforms at customers in the Asia Pacific region. Revenues within our Switching Solutions division increased 52% due to the growth in our PCI Express products which outpaced the decline in our legacy products. In addition, revenues within our Flow Control Management division increased slightly. Although units shipped in Q1 2009 increased significantly as compared to Q1 2008, the mix of products sold negatively impacted the revenues in Q1 2009 primarily in our network search engine business.

Timing and Memory Interface Segment

Revenues in our Timing and Memory Interface segment decreased $4.5 million, or 4% in Q1 2009 as compared to Q1 2008. Revenues within our DIMM division decreased approximately 14%, as a customer developed their own device and shifted a portion of their demand in house. Revenues within our Microclock division decreased approximately 10% as Q1 2008 included the initial ramp of Sony’s Playstation 3 platform. Partially offsetting these decreases, revenues within our Netcom division increased approximately 31%, as we continue to have success with our timing products for the communications markets. Total shipments in this segment increased slightly in Q1 2009 as compared to Q1 2008, but not enough to offset the ASP erosion year over year.

Standard Products and Other Segment

Revenues in our Standard Products and Other segment decreased $3.1 million, or 9% in Q1 2009 as compared to Q1 2008 as our PC Audio revenues were negatively impacted by some customer/platform transition issues from late FY08. In addition, revenues from our digital logic products declined significantly in Q1 2009. The overall decrease in revenues in this segment was driven by lower unit shipments as our ASPs were fairly steady due to the mix of products sold.

Revenues (recent trends and outlook). We currently anticipate overall revenues to grow moderately in Q2 2009, primarily due to seasonality within our PC and consumer products.

Revenues in Asia Pacific (“APAC”), North America, Japan and Europe accounted for 61%, 21%, 10% and 8%, respectively, of our consolidated revenues in Q1 2009 compared to 53%, 31%, 8%, and 8%, respectively, in Q1 2008. The Asia Pacific region continues to be our strongest region as many of our largest customers continue to utilize manufacturers in the APAC region.

Included in the caption “Deferred income on shipments to distributors” are amounts related to shipments to certain distributors for which revenue is not recognized until our product has been sold by the distributor to an end customer. The components at June 29, 2008 and March 30, 2008 were as follows:

(in 000’s)	June 29, 2008	March 30, 2008
Gross deferred revenue	$28,994	$30,741
Gross deferred costs	6,309	6,429

Deferred income on shipments to distributors	$22,685	$24,312

The gross deferred revenue represents the gross value of shipments to distributors at the list price billed to the distributor less any price protection credits provided to them in connection with reductions in list price while the products remain in their inventory. The amount ultimately recognized as revenue will be lower than this amount as a result of future price protection and ship from stock pricing credits which are issued in connection with the sell through of our products to end customers. As the amount of price adjustments subsequent to shipment is dependent on the overall market conditions, the levels of these adjustments can fluctuate significantly from period to period. Historically this amount represents on average approximately 25% of the list price billed to the customer. The gross deferred costs represent the standard costs of products we sell to the distributors.

Gross Profit

	Three months ended
(in thousands)	June 29, 2008	July 1, 2007
Gross Profit	$84,459	$84,888
Gross Margin	45%	43%

Gross profit (Q1 2009 compared to Q1 2008). Gross profit for Q1 2009 was $84.5 million, a decrease of $0.4 million compared to Q1 2008. Gross margin for Q1 2009 was 45% compared to 43% in Q1 2008. The decrease in gross profit was primarily driven by lower revenue. The increase in gross margin was primarily driven by improved utilization of our fabrication facility and a shift in the mix of products sold. The utilization of our manufacturing capacity in Oregon increased from approximately 50% of equipped capacity in Q1 2008 to 71% of equipped capacity in Q1 2009. Our gross margin benefited from a favorable mix of products sold during Q1 2009 compared to Q1 2008, as sales to the higher margin communication and networking end markets have grown, while our lower margin businesses declined year over year. In addition, our gross margin benefited from a $0.9 million decrease in intangible asset amortization as a portion are being amortized on an accelerated method, resulting in decreased amortization over time. Partially offsetting these increases, our gross margin was negatively impacted by $0.7 million of severance costs related to a reduction in force initiated in Q1 2009, which affected our manufacturing workforce in Penang, Malaysia.

Operating Expenses

The following table shows our operating expenses:

	Three months ended
(in thousands)	June 29, 2008	% of Net Revenues	July 1, 2007	% of Net Revenues
Research and Development	$43,619	23%	$44,699	22%
Selling, General and Administrative	$32,965	18%	$45,114	23%

Research and development (Q1 2009 compared to Q1 2008). R&D expenses decreased $1.1 million, or 2%, to $43.6 million in Q1 2009 compared to Q1 2008. The decreases were primarily attributable to a $1.6 million reduction in stock-based compensation expenses as the stock options granted in connection with the ICS merger have been substantially amortized and a $0.6 million decrease in performance related bonuses. In addition, equipment expenses decreased $0.6 million primarily attributable to a decrease in depreciation expense. Partially offsetting these decreases were higher core labor expenses as a result of focal increases. In addition, our indirect materials expenses increased $0.5 million, primarily due to higher photomask and R&D wafer costs attributable to increased product development activities associated with new designs. Finally, both outside services and insurance expenses increased $0.3 million.

We currently anticipate that R&D spending in Q2 2009 will decrease slightly as compared to Q1 2009.

Selling, general and administrative (Q1 2009 compared to Q1 2008). SG&A expenses decreased $12.1 million, or 27% in Q1 2009 compared to Q1 2008. The decrease was primarily attributable to a $9.3 million reduction in intangible asset amortization, a portion of which is being amortized on an accelerated method, resulting in decreased amortization expense over time. In addition, employee-related expenses decreased $2.1 million, primarily attributable to a $1.9 million decrease in stock-based compensation expense as a result of a lower amount and fair value of new grants compared to Q1 2008 and a $0.4 million reduction in performance related bonus. Finally, we experienced a $0.6 million decrease in sales representative commissions attributable to lower revenues in Q1 2009 and $0.7 million of lower outside services spending related to tax consulting.

We currently anticipate that SG&A spending in Q2 2009 will increase as compared to Q1 2009.

Interest income and other, net. Changes in interest income and other, net are summarized as follows:

	Three months ended
(in thousands)	June 29, 2008	July 1, 2007
Interest income	$1,594	$3,971
Other income (expense), net	(129)	1,881

Interest income and other, net	$1,465	$5,852

Interest income decreased $2.4 million in Q1 2009 compared to Q1 2008 primarily attributable to less favorable interest rates and lower cash balances compared to the same period one year ago as a result of stock repurchases. The $2.0 million decrease in other income, net in Q1 2009 compared to Q1 2008 is primarily attributable to gains realized on the sale of our equity investment in Maxtek. In addition, we recorded a loss on our investment portfolio of marketable equity securities related to deferred compensation arrangements in Q1 2009 while we recorded a gain of $0.4 million in Q1 2008.

Provision for income taxes. We recorded an income tax provision of $0.2 million in Q1 2009, a decrease of $1.8 million, or 92% compared to Q1 2008. The decrease is primarily attributable to lower tax rates in Singapore and Malaysia as result of tax incentives obtained over the last two quarters, offset by foreign income in other regions, withholding taxes and U.S. state taxes.

In Q1 2009, we received a tax holiday certificate from the Malaysian government which allows us to obtain full tax exemption on certain components of statutory income for a period of 10 years. As a result, we adjusted our prior quarters’ accruals by $0.6 million as they were recorded at a full rate in those periods due to the uncertainty of the outcome.

As of June 29, 2008, we continued to maintain a full valuation allowance against our net U.S. deferred tax assets as we could not conclude that it is more likely than not that we will be able to realize our U.S. deferred tax assets in the foreseeable future. We will continue to evaluate the release of the valuation allowance on a quarterly basis.

As of June 29, 2008, we were subject to examination in the U.S., various state and foreign jurisdiction for the fiscal years beginning with 2002.

Liquidity and Capital Resources

Our cash and available for sale investments were $267.2 million at June 29, 2008, an increase of $28.0 million compared to March 30, 2008. The increase is primarily attributable to $49.9 million in cash from operations, offset by the repurchase of approximately $22.3 million of common stock. We had no outstanding debt at June 29, 2008 or March 30, 2008.

We recorded net income of $9.2 million in Q1 2009 compared to a net loss of $1.1 million in Q1 2008. Net cash provided by operating activities increased $12.9 million to $49.9 million in Q1 2009, compared to $37.0 million in Q1 2008. A summary of the significant non-cash items included in net income and net loss in each respective period were as follows:

•

Amortization of intangible assets was $20.9 million in Q1 2009 compared to $31.1 million in Q1 2008. The decrease is primarily associated with intangible assets related to our merger with ICS, a portion of which are being amortized on an accelerated method, resulting in decreased amortization expense over time.

•

Stock-based compensation was $8.1 million in Q1 2009 compared to $11.8 million in Q1 2008. The decrease is due to a portion of the ICS merger grants being fully amortized in fiscal 2008 and a lower amount and valuation of new grants as compared to Q1 2008.

•

Depreciation expense was $6.6 million in Q1 2009 compared to $8.1 million in Q1 2008. The decrease is primarily attributable to our manufacturing equipment as a large portion of these assets are now fully depreciated and our continuous efforts to control fixed costs.

•	We recorded a $1.4 million gain in connection with the sale of our equity investment in Maxtek in Q1 2008. We recorded no such gains in Q1 2009.

Net cash provided by changes in assets and liabilities increased $16.6 million, from a net $11.6 million use of cash in Q1 2008 to net $5.0 million of cash provided in Q1 2009. A summary of changes in assets and liabilities providing relatively more cash in Q1 2009 included:

•

A decrease in prepayments and other assets of $5.6 million in Q1 2009 compared to an increase of $5.9 million in Q1 2008. The decrease in Q1 2009 is primarily attributable to the receipt of interest from the IRS for the tax settlement related to the ICS pre-acquisition income tax returns along with a $1.1 million reduction in other receivables due to cash collections in the quarter, partially offset by the normal recurring prepaid amortization. The increase in Q1 2008 is primarily attributable to the purchase of approximately $7.5 million of software design tools, partially offset by the amortization of prepaid maintenance contracts.

•

A decrease in accrued compensation of $5.4 million in Q1 2009 compared to a decrease of $10.0 million in Q1 2008. The decrease in Q1 2009 is primarily attributable to a $3.2 million reduction in performance-related bonuses as a result of our year end payout in May 2008, offset by additional accruals related to our fiscal 2009 bonus program. The decrease in Q1 2008 is primarily attributable to a net $7.7 million decrease in employee performance-related bonuses. In addition, in Q1 2009 and 2008, our accrued salaries and wages decreased $2.8 million and $2.7 million, respectively, due to the timing of our quarter end.

•

A decrease in accounts receivable of $0.3 million in Q1 2009 compared to an increase of $3.5 million in Q1 2008. The decrease in Q1 2009 reflects our cash collection efforts and timing of shipments in the quarter. The increase in Q1 2008 is attributable to the increased revenue and timing of shipments.

•

A decrease in deferred income on shipments to distributors of $1.6 million in Q1 2009 compared to a decrease of $3.8 million in Q1 2008. The decrease in deferred income on shipments to distributors is attributable to lower inventory levels in the channel.

The factors listed above were partially offset by other changes in assets and liabilities that used relatively more cash in Q1 2009:

•

An increase in accounts payable of $0.7 million in Q1 2009 compared to an increase of $4.8 million in Q1 2008. The increase in accounts payable in Q1 2009 is attributable to the timing of payments. The increase in Q1 2008 is primarily attributable to the purchase of approximately $7.5 million of software design tools, partially offset by the timing of payments.

•

A decrease in inventory of $1.0 million in Q1 2009 compared to a decrease in inventory of $3.1 million in Q1 2008. The decrease in inventory is due to our efforts to align our inventory levels to meet current demand.

Net cash used for investing activities was $24.8 million in Q1 2009, compared to net cash provided of $6.0 million in Q1 2008. In Q1 2009, net cash used to purchase short-term investments were $20.5 million and the purchase of capital equipment totaled approximately $4.3 million. In Q1 2008, net proceeds from the sale and maturity of short-term investments were $10.0 million, offset by the purchase of approximately $4.0 million of capital equipment.

Net cash used for financing activities was $17.7 million in Q1 2009 compared to $87.6 million in Q1 2008. In Q1 2009, we repurchased approximately $22.3 million of common stock, offset by proceeds of approximately $4.6 million from the exercise of employee stock options and the issuance of stock under our employee stock purchase plan. In Q1 2008, we repurchased approximately $99.8 million of common stock, offset by proceeds of approximately $12.2 million from the exercise of employee stock options and the issuance of stock under our employee stock purchase plan.

We anticipate capital expenditures of approximately $25.0 million during fiscal 2009 to be financed through cash generated from operations and existing cash and investments. This estimate includes $4.3 million in capital expenditures in Q1 2009.

We believe that existing cash and investment balances, together with cash flows from operations, will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months. We may choose to investigate other financing alternatives; however, we cannot be certain that additional financing will be available on satisfactory terms.

Off-balance Sheet Arrangements

As of June 29, 2008, we had no off-balance sheet arrangements, as defined under SEC Regulation S-K Item 303(a)(4).

Recent Accounting Pronouncements

In April 2008, the FASB issued FASB Staff Position (FSP) 142-3, “Determination of the Useful Life of Intangible Assets or FSP FAS 142-3” (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets. The intent of the position is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the intangible asset. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of the pending adoption of FSP 142-3 on our consolidated financial statements.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (SFAS 161). The standard requires additional quantitative disclosures (provided in tabular form) and qualitative disclosures for derivative instruments. The required disclosures include how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows; relative volume of derivative activity; the objectives and strategies for using derivative instruments; the accounting treatment for those derivative instruments formally designated as the hedging instrument in a hedge relationship; and the existence and nature of credit-related contingent features for derivatives. SFAS 161 does not change the accounting treatment for derivative instruments. SFAS 161 is effective in the first quarter of fiscal year 2010. We are currently evaluating the impact of the pending adoption of SFAS 161 on our consolidated financial statements.

In February 2008, the FASB issued FSP 157-1, “Application of FASB Statement 157 to FASB Statement 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (FSP 157-1) and FSP 157-2, “Effective Date of FASB Statement 157” (FSP 157-2). FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal year 2010. We are currently evaluating the impact that these provisions of SFAS 157 will have on our consolidated financial statements when it is applied to non-financial assets and non-financial liabilities that are not measured at fair value on a recurring basis beginning in the first quarter of fiscal year 2010.

In December 2007, the FASB issued SFAS 141(R), “Business Combinations” (SFAS 141(R)). The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. The adoption of SFAS 141(R) will change our accounting treatment for business combinations on a prospective basis beginning in the first quarter of fiscal year 2010.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 provides companies the option (fair value option) to measure certain financial instruments and other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007, although earlier adoption is permitted. Currently, we have elected not to adopt the fair value option under this pronouncement.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (SFAS 157), which enhances existing guidance for measuring assets and liabilities using fair value. SFAS 157 defines fair value, provides a framework for measuring fair value, and expands disclosures required for fair value measurement. We adopted this standard in the first quarter of fiscal 2009. See “Fair Value Measurements” in Note 8 for further discussion.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our interest rate risk relates primarily to our short-term investments of $127.8 million as of June 29, 2008. By policy, we limit our exposure to long-term investments and mitigate the credit risk through diversification and adherence to a policy requiring the purchase of highly rated securities. As of June 29, 2008, the Company’s cash and investment portfolio was highly concentrated in securities with same day liquidity and at the end of fiscal 2008, a substantial majority of securities in our investment portfolio had maturities of less than two years. Although a hypothetical 10% change in interest rates could have a material effect on the value of our investment portfolio at a given time, we normally hold these investments until maturity, which results in no realized impact on results of operations or cash flows. We do not currently use derivative financial instruments in our investment portfolio.

In addition, we maintain assets in a separate trust that is invested in corporate owned life insurance intended to substantially offset the liability under the deferred compensation plan. The fair value of assets, determined based on the value of the underlying mutual funds was $12.7 million as of June 29, 2008. The deferred compensation obligation under the arrangement is classified in Other Long-Term Liabilities within the Consolidated Balance Sheet. As of June 29, 2008, the fair value of the obligation was $13.7 million.

At June 29, 2008, we had no outstanding debt.

We are exposed to foreign currency exchange rate risk as a result of international sales, assets and liabilities of foreign subsidiaries, local operating expenses of our foreign entities and capital purchases denominated in foreign currencies. We may use derivative financial instruments to help manage our foreign currency exchange exposures. We do not enter into derivatives for speculative or trading purposes. We performed a sensitivity analysis as of June 29, 2008 and determined that, without hedging the exposure, a 10% change in the value of the U.S. dollar would result in an approximate 0.2% impact on gross profit margin percentage, as we operate manufacturing facilities in Malaysia and Singapore, and an approximate 0.4% impact to operating expenses (as a percentage of revenue) as we operate sales offices in Japan and throughout Europe and design centers in China and Canada. At June 29, 2008 we had no outstanding foreign exchange contracts.

We did not have any currency exposure related to any outstanding capital purchases as of June 29, 2008.

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

At June 29, 2008, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Interim Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level. There have been no changes in our internal controls over financial reporting during the Company’s most recent fiscal quarter that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On October 24, 2006, we were served with a civil antitrust complaint filed by Reclaim Center, Inc., et. al. as plaintiffs in the U.S. District Court for the Northern District of California against us and 37 other entities on behalf of a purported class of indirect purchasers of Static Random Access Memory (“SRAM”) products. The Complaint alleges that IDT and other defendants conspired to raise the prices of SRAM, in violation of Section 1 of the Sherman Act, the California Cartwright Act, and several other states’ antitrust, unfair competition, and consumer protection statutes. Shortly thereafter, a number of other plaintiffs filed similar complaints on behalf of direct and indirect purchasers of SRAM. Given the similarity of the complaints, the Judicial Panel on Multidistrict Litigation transferred the cases to a single judge in the Northern District of California and consolidated the cases for pretrial proceedings in February 2007. The consolidated cases are captioned In re Static Random Access Memory (“SRAM”) Antitrust Litigation. In August 2007, direct purchasers of SRAM and indirect purchasers of SRAM filed separate Consolidated Amended Complaints. We were not named as a defendant in either complaint. Pursuant to tolling agreements with the indirect and direct purchaser plaintiffs, we agreed that the statute of limitations will be tolled until January 10, 2009 as to potential claims against us.

In addition, on May 14, 2007, we were served with a Civil Investigative Demand from the State of Florida concerning SRAM products. IDT and the State of Florida have reached an agreement that suspends our obligation to respond to the CID. The agreement also tolls the statute of limitations until January 21, 2009 as to potential claims against us. Complaints concerning SRAM products have also been filed against the Company in Ontario, British Columbia and Quebec, Canada. The allegations in these Complaints are parallel to the allegations in the Complaints pending in the United States. On March 19, 2008, we entered into a tolling agreement with the plaintiffs in the Ontario, British Columbia and Quebec actions. On March 25, 2008, the Ontario Superior Court of Justice entered an order that discontinued the action in Ontario against us without prejudice. On May 2, 2008, a Notice of Discontinuance was filed by the plaintiff in the Supreme Court of British Columbia, resulting in a discontinuation of the action against us without prejudice. We cannot predict their outcome or provide an estimate of any possible losses. Any litigation could be costly, divert our management’s attention and could have a material and adverse effect on our business, results of operations, financial condition or cash flows. We intend to vigorously defend these actions.

In April 2008, LSI Corporation and its wholly owned subsidiary Agere Systems Inc. (collectively “LSI”) instituted an action in the United States International Trade Commission (“ITC”), naming us and 17 other respondents in an action seeking an exclusion preventing importation into the U.S. of semiconductor integrated circuit devices and products made by methods alleged to infringe an LSI patent on the use of tungsten metallization in semiconductor manufacturing. LSI also filed a companion case against the same parties in the U.S. District Court for the Eastern District of Texas seeking an injunction and damages in an unspecified amount relating to such alleged infringement. Since the initiation of both actions, five other parties have been named as respondents/defendants in the respective actions. The action in the U.S. District Court has been stayed pending the outcome of the ITC action. Although no hearing date has been set yet in the ITC action, it is expected that a hearing will occur in early calendar 2009. We cannot predict their outcome or provide an estimate of any possible losses. Any litigation could be costly, divert our management’s attention and could have a material and adverse effect on our business, results of operations, financial condition or cash flows. We intend to vigorously defend the litigation.

We are currently a party to various other legal proceedings, claims, disputes and litigation arising in the ordinary course of business. Based on our own investigations, we do not believe the ultimate outcome of our current legal proceedings, individually and in the aggregate, will have a material adverse effect on our financial position, results of operation or cash flows. However, because of the nature and inherent uncertainties of such litigation and investigations, should the outcome of these actions be unfavorable, our business, financial condition, results of operations or cash flows could be materially and adversely affected.

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

We are dependent on a concentrated group of customers for a significant part of our revenues. A large portion of our revenues depends on sales to a limited number of customers. If these relationships were to diminish, or if these customers were to develop their own solutions or adopt a competitor’s solution instead of buying our products, our results could be adversely affected. For example, any diminished relationship with Cisco or other key customers could adversely affect our results. While we historically have made relatively few sales to Cisco directly, when all channels of distribution are considered, including sales of product to EMS customers, we estimate that end-customer sales to Cisco represented approximately 15 - 20% of our annual revenues.

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

Our product manufacturing operations are complex and subject to interruption. From time to time, we have experienced production difficulties, including lower manufacturing yields or products that do not meet our or our customers’ specifications, which has resulted in delivery delays, quality problems and lost revenue opportunities. While delivery delays have been infrequent and generally short in duration, we could experience manufacturing problems, capacity constraints and/or product delivery delays in the future as a result of, among other things, the complexity of our manufacturing processes, changes to our process technologies (including transfers to other facilities and die size reduction efforts), and difficulties in ramping production and installing new equipment at our facilities. In addition, any significant quality problems could damage our reputation with our customers and could take focus away from the development of new and enhanced products. These could have a significant negative impact on our financial results.

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

We are exposed to potential impairment charges on certain assets. Over the past several years, we have made several acquisitions. As a result of these acquisitions, we have over $1 billion of goodwill and over $180 million of intangible assets on our balance sheet as of June 29, 2008. If the businesses acquired fail to meet our expectations set out at the time of the acquisition or if the market capitalization of the Company’s stock trades at a depressed level for an extended period of time, we could incur significant impairment charges which could call into question management’s judgment on future acquisitions and could also negatively impact our financial results. In addition, from time to time, we have made investments in other companies, both public and private. If the companies that we invest in are unable to execute their plans and succeed in their respective markets, we may not benefit from such investments, and we could potentially lose the amounts we invest. In addition, we evaluate our investment portfolio on a regular basis to determine if impairments have occurred. Impairment charges could have a material impact on our results of operations in any period.

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

International operations add increased volatility to our operating results. A substantial percentage of our revenues are derived from international sales, as summarized below:

(percentage of total revenues)	First three months of fiscal 2009	Twelve months of fiscal 2008	Twelve months of fiscal 2007
Americas	21%	28%	30%
Asia Pacific	62%	56%	47%
Japan	9%	9%	13%
Europe	8%	7%	10%

Total	100%	100%	100%

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

In addition, as much of our revenues are generated outside the United States, a significant portion of our cash and investment portfolio accumulates offshore. At June 29, 2008, we had cash and investments of approximately $155 million invested overseas in accounts belonging to various IDT foreign operating entities. While these amounts are primarily invested in U.S. dollars, a portion is held in foreign currencies, and all offshore balances are exposed to local political, banking, currency control and other risks. In addition, these amounts may be subject to tax and other transfer restrictions.

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

Tax benefits we receive may be terminated or reduced in the future, which would increase our costs. As a result of our international manufacturing operations, a significant portion of our worldwide profits are in jurisdictions outside the United States, including Bermuda, Singapore and Malaysia which offer significant reductions in tax rates. These lower tax rates allow us to record a relatively low tax expense on a worldwide basis. Under current Bermuda law, we are not subject to tax on our income and capital gains. If the Internal Revenue Service were to change the law regarding deferral of manufacturing profits, this would have a significant impact to financial results.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information with respect to repurchases of our common stock during the first quarter of fiscal 2009:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Approximate total dollar value of shares that may yet be purchased under the program (1)
March 31, 2008 – April 27, 2008	—	—	—	—
April 28, 2008 – May 25, 2008	—	—	—	—
May 26, 2008 – June 29, 2008	2,085,000	$10.71	2,085,000	$117,905,367

Total	2,085,000	$10.71	2,085,000

(1)	On January 18, 2007, the Company’s Board of Directors initiated a $200 million share repurchase program. During fiscal 2008, the Company’s Board of Directors approved a $200 million expansion of the share repurchase program to a total of $400 million. In fiscal 2008, the Company repurchased approximately 28.9 million shares at an average price of $11.60 per share for a total purchase price of $334.8 million. Share repurchases were recorded as treasury stock and resulted in a reduction of stockholders’ equity. On April 30, 2008, the Company’s Board of Directors approved an additional $100 million expansion of the share repurchase program to a total of $500 million. During Q1 2009, the Company repurchased approximately 2.1 million shares at average price of $10.71 per share for a total purchase price of $22.3 million. Share repurchases were recorded as treasury stock and resulted in a reduction of stockholders’ equity. As of June 29, 2008, approximately $118 million was available for future share repurchases. The program is intended to reduce the number of outstanding shares of Common Stock to increase stockholder value and offset dilution from the Company’s employee compensation plans.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a) The following exhibits are filed herewith:

Exhibit number	Description

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, dated August 7, 2008.

31.2	Certification of Interim Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, dated August 7, 2008.

32.1	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, dated August 7, 2008.

32.2	Certification of Interim Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, dated August 7, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRATED DEVICE TECHNOLOGY, INC.

Date: August 7, 2008	/s/ THEODORE L. TEWKSBURY III
Theodore L.Tewksbury III
President and Chief Executive Officer

Date: August 7, 2008	/s/ BRIAN WHITE
Brian White
Vice President, Interim Chief Financial Officer
(Principal Financial and Accounting Officer)