Form 10-Q
period 2008-09-28
INTEGRATED DEVICE TECHNOLOGY INC
filed 2008-11-06
CIK 703361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

☒ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, as of October 24, 2008, was 169,033,283.

INTEGRATED DEVICE TECHNOLOGY, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 28, 2008

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INTEGRATED DEVICE TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three months ended		Six months ended
	Sept. 28, 2008	Sept. 30, 2007	Sept. 28, 2008	Sept. 30, 2007
Revenues	$200,541	$204,127	$388,749	$403,143
Cost of revenues	113,388	115,937	217,137	230,065

Gross profit	87,153	88,190	171,612	173,078

Operating expenses:
Research and development	41,532	41,876	85,151	86,575
Selling, general and administrative	32,211	43,615	65,176	88,729

Total operating expenses	73,743	85,491	150,327	175,304

Operating income (loss)	13,410	2,699	21,285	(2,226)
Interest expense	(15)	(28)	(33)	(69)
Interest income and other, net	384	4,446	1,849	10,298

Income before income taxes	13,779	7,117	23,101	8,003
Provision for income taxes	2,104	2,358	2,272	4,340

Net income	$11,675	$4,759	$20,829	$3,663

Basic net income per share	$0.07	$0.02	$0.12	$0.02
Diluted net income per share	$0.07	$0.02	$0.12	$0.02
Weighted average shares:
Basic	169,570	190,745	170,325	192,000
Diluted	169,752	195,923	170,586	196,914

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED; IN THOUSANDS)

	September 28, 2008	March 30, 2008
Assets
Current assets:
Cash and cash equivalents	$186,071	$131,986
Short-term investments	121,443	107,205
Accounts receivable, net	88,254	83,091
Inventories	76,373	79,954
Deferred taxes assets	4,853	4,853
Prepayments and other current assets	16,658	26,081

Total current assets	493,652	433,170
Property, plant and equipment, net	77,173	81,652
Goodwill	1,026,724	1,027,438
Acquisition-related intangibles, net	163,038	204,489
Other assets	32,143	36,504

Total assets	$1,792,730	$1,783,253

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$45,321	$44,655
Accrued compensation and related expenses	27,177	26,621
Deferred income on shipments to distributors	22,377	24,312
Income taxes payable	755	150
Other accrued liabilities	21,866	19,978

Total current liabilities	117,496	115,716
Deferred tax liabilities	8,152	7,678
Long-term income taxes payable	20,826	20,673
Other long-term obligations	17,763	18,364

Total liabilities	164,237	162,431

Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred Stock; $0.001 par value: 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value: 350,000 shares authorized; 221,950 and 220,677 shares issued; 169,023 and 171,282 shares outstanding at September 28, 2008 and March 30, 2008, respectively	222	221
Additional paid-in capital	2,263,211	2,237,584
Treasury stock; at cost: 52,927 and 49,395 shares at September 28, 2008 and March 30, 2008, respectively	(752,935)	(715,509)
Accumulated other comprehensive income	1,720	3,080
Retained earnings	116,275	95,446

Total stockholders’ equity	1,628,493	1,620,822

Total liabilities and stockholders’ equity	$1,792,730	$1,783,253

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED; IN THOUSANDS)

	Six months ended
	Sept. 28, 2008	Sept. 30, 2007
Operating activities
Net income	$20,829	$3,663
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,263	15,766
Amortization of intangible assets	41,451	61,018
Gain on sale of investment in equity securities	—	(1,687)
Stock-based compensation expense	16,771	23,630
Deferred income taxes	474	214
Changes in assets and liabilities:
Accounts receivable, net	(5,163)	(4,197)
Inventories	3,517	4,226
Prepayments and other assets	8,645	(6,907)
Accounts payable	332	4,151
Accrued compensation and related expenses	556	(2,771)
Deferred income on shipments to distributors	(1,935)	(4,535)
Income taxes receivable and payable	6,044	5,609
Other accrued and long-term liabilities	1,451	5,063

Net cash provided by operating activities	106,235	103,243

Investing activities
Purchases of property, plant and equipment	(8,434)	(7,572)
Purchases of short-term investments	(103,988)	(72,530)
Proceeds from sales and maturities of short-term investments	89,631	87,998

Net cash (used in) provided by investing activities	(22,791)	7,896

Financing activities
Issuance of common stock	8,921	31,893
Repurchases of common stock	(37,426)	(138,694)

Net cash used in financing activities	(28,505)	(106,801)

Effect of exchange rates on cash and cash equivalents	(854)	513

Net increase in cash and cash equivalents	54,085	4,851
Cash and cash equivalents at beginning of period	131,986	246,589

Cash and cash equivalents at end of period	$186,071	$251,440

The accompanying notes are an integral part of these unaudtied condensed consolidated financial statements.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts in the Company’s financial statements and the accompanying notes. Actual results could differ from those estimates. All references are to the Company’s fiscal quarters ended September 28, 2008 (Q2 2009), June 29, 2008 (Q1 2009), March 30, 2008 (Q4 2008) and September 30, 2007 (Q2 2008) unless otherwise indicated.

These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2008. Operating results for the three months and six months ended September 28, 2008 are not necessarily indicative of operating results for an entire fiscal year.

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

During Q1 2009, the Company updated its analysis of the stock option exercise behavior over the twelve years prior to its adoption of SFAS 123(R) and as a result the Company updated the expected term of stock option grants. The interest rate is based on the average U.S. Treasury interest rate in effect during the applicable quarter. The Company believes that the implied volatility of its common stock is an important consideration of current market conditions and a good indicator of the expected volatility of its common stock. However, due to the limited volume of options freely traded over the counter, the Company believes that implied volatility, by itself, is not representative of the expected volatility of its common stock. Therefore, upon adoption of SFAS 123(R), the Company revised the volatility factor used to estimate the fair value of its stock-based awards which now reflects a blend of historical volatility of its common stock and implied volatility of call options and dealer quotes on call options, generally having a term of less than twelve months. The Company has not paid, nor does it have current plans to pay dividends on its common stock in the foreseeable future.

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

Note 4

Net Income Per Share

Net income per share has been computed using weighted-average common shares outstanding in accordance with SFAS 128, Earnings per Share.

	Three months ended		Six months ended
(in thousands)	Sept. 28, 2008	Sept. 30, 2007	Sept. 28, 2008	Sept. 30, 2007
Weighted average common shares outstanding	169,570	190,745	170,325	192,000
Dilutive effect of employee stock options	182	5,178	261	4,914

Weighted average common shares outstanding, assuming dilution	169,752	195,923	170,586	196,914

Stock options to purchase 30.0 million shares for the three and six month periods ended September 28, 2008, respectively, and 11.4 million shares and 10.9 million shares for the three and six month periods ended September 30, 2007, respectively, were outstanding, but were excluded from the calculation of diluted earnings per share because the exercise price of the stock options was greater than the average share price of the common shares and therefore, the effect would have been anti-dilutive. In addition, 0.7 million and 0.5 million unvested restricted stock units were excluded from the calculation for the three and six months ended September 28, 2008 because they were anti-dilutive after considering unrecognized stock-based compensation expense.

Note 5

Stock-Based Employee Compensation

Compensation Expense

The following table summarizes stock-based compensation expense by line items appearing in the Company’s Condensed Consolidated Statement of Operations:

	Three months ended		Six months ended
(in thousands)	Sept. 28, 2008	Sept. 30, 2007	Sept. 28, 2008	Sept. 30, 2007
Cost of revenue	$1,183	$1,189	$1,969	$2,242
Research and development	5,149	6,615	10,301	13,346
Selling, general and administrative	2,310	3,996	4,501	8,042

Total stock-based compensation expense	8,642	11,800	16,771	23,630
Tax effect on stock-based compensation expense (1)	—	—	—	—

Total stock-based compensation expense, net of related tax effects	$8,642	$11,800	$16,771	$23,630

(1)	Assumes a zero tax rate for each period presented as the Company has a full valuation allowance.

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

The following table summarizes stock-based compensation expense associated with each type of award:

	Three months ended		Six months ended
(in thousands)	Sept. 28, 2008	Sept. 30, 2007	Sept. 28, 2008	Sept. 30, 2007
Employee stock options	$6,315	$10,105	$12,443	$20,549
Employee stock purchase plan (“ESPP”)	626	577	1,504	1,521
Restricted stock units (“RSUs”)	1,415	914	2,760	1,494
Change in amounts capitalized in inventory	286	204	64	66

Total stock-based compensation expense	$8,642	$11,800	$16,771	$23,630

Valuation Assumptions

Assumptions used in the Black-Scholes valuation model were as follows:

	Three months ended		Six months ended
	Sept. 28, 2008	Sept. 30, 2007	Sept. 28, 2008	Sept. 30, 2007
Stock option plans:
Expected Term	4.69 years	4.73 years	4.56 years	4.66 years
Risk-free interest rate	2.87%	4.52%	3.00%	4.79%
Volatility	39.3%	40.7%	39.3%	43.6%
Dividend Yield	0.0%	0.0%	0.0%	0.0%
Weighted average grant-date fair value	$3.95	$6.49	$4.31	$6.47
ESPP:
Expected Term	0.25 years	0.25 years	0.25 years	0.25 years
Risk-free interest rate	1.9%	4.95%	1.57%	5.01%
Volatility	38.8%	28.1%	36.6%	31.2%
Dividend Yield	0.0%	0.0%	0.0%	0.0%
Weighted average fair value	$2.29	$3.21	$2.04	$3.32

Equity Incentive Programs

The Company currently issues awards under three equity based plans in order to provide additional incentive and retention to directors and employees who are considered to be essential to the long-range success of the Company. These plans are further described below.

1994 Stock Option Plan (1994 Plan)

In May 1994, the Company’s stockholders approved the 1994 Plan. In September 2000, the Company’s stockholders elected to extend the plan to expire in 2010. Under the 1994 Plan, 13,500,000 shares of common stock have been made available for issuance as stock options to employees, officers, directors, consultants, independent contractors and advisors of the Company and its affiliates. Shares issuable upon exercise of stock options granted pursuant to the Company’s 1985 Incentive and Nonqualified Stock Option Plan that expire or become unexercisable for any reason without having been exercised in full are also available for distribution under the 1994 Plan (not to exceed 10,000,000 shares). Options granted by the Company under the 1994 Plan generally expire seven years from the date of grant and generally vest over a four-year period from the date of grant. The exercise price of the options granted by the Company under the 1994 Plan shall not be less than 100% of the fair market value for a common share subject to such option on the date the option is granted. As of September 28, 2008, 544,838 shares remain available for future grant under the 1994 Plan.

2004 Equity Plan (2004 Plan)

In September 2004, the Company’s stockholders approved the 2004 Plan. Under the 2004 Plan, 28,500,000 shares of common stock have been made available for issuance as stock options, restricted stock awards, stock appreciation rights, performance awards, restricted stock unit awards, and stock-based awards to employees, directors and consultants, of which a maximum of 2,000,000 shares are eligible for non-option “full value” awards. The 2004 Plan allows for time-based and performance-based vesting for the awards. Options granted by the Company under the 2004 Plan generally expire seven years from the date of grant and generally vest over a four-year period from the date of grant, with one-quarter of the shares of common stock vesting on the one-year anniversary of the grant date and the remaining shares vesting monthly for the 36 months thereafter. The exercise price of the options granted by the Company under the 2004 Plan shall not be less than 100% of the fair market value for a common share subject to such option on the date the option is granted. Full value awards made under the 2004 Plan shall become vested over a period of not less than three years (or, if vesting is performance-based, over a period of not less than one year) following the date such award is made; provided, however, that full value awards that result in the issuance of an aggregate of up to 5% of common stock available under the 2004 Plan may be granted to any one or more participants without respect to such minimum vesting provisions. As of September 28, 2008, 6,178,502 shares remain available for future grant under the 2004 Plan.

Restricted stock units available for grant by the Company under the 2004 Plan generally vest over a 48-month period from the grant date. Prior to vesting, participants holding restricted stock units do not have shareholder rights. Shares are issued on or as soon as administratively practicable following the vesting date of the restricted stock units and upon issuance, recordation and delivery, the participant will have all the rights of a shareholder of the Company with respect to voting such stock and receipt of dividends and distributions on such stock. As of September 28, 2008, 1,223,515 restricted stock unit awards were outstanding under the 2004 Plan.

The following table summarizes the Company’s stock option activities for the six months ended September 28, 2008:

(in thousands, except per share amounts)	Shares	Weighted Average Exercise Price
Options outstanding as of March 30, 2008	30,506	$13.00
Granted	2,576	11.66
Exercised (1)	(346)	9.33
Canceled, Forfeited or Expired	(3,197)	14.33

Options outstanding as of September 28, 2008	29,539	12.79

Options exercisable at September 28, 2008	21,382	$12.69

(1)	Upon exercise, the Company issues new shares of common stock.

As of September 28, 2008, the weighted average remaining contractual life of options outstanding was 3.7 years and the aggregate intrinsic value was $0.3 million. The weighted average remaining contractual life of options exercisable was 3.0 years and the aggregate intrinsic value was $0.3 million. Unrecognized compensation cost related to non-vested stock-based awards, net of estimated forfeitures was $16.4 million and will be recognized over a weighted average period of 1.2 years.

As of September 28, 2008, stock options vested and expected to vest totaled approximately 28.1 million shares, with a weighted-average exercise price of $12.78 per share and a weighted average remaining contractual life of 3.6 years. The aggregate intrinsic value was approximately $0.3 million.

	Three months ended		Six Months Ended
(in thousands)	Sept. 28, 2008	Sept. 30, 2007	Sept. 28, 2008	Sept. 30, 2007
Net cash proceeds from options exercised	$1,971	$17,341	$3,226	$25,915
Total intrinsic value of options exercised	$589	$7,573	$734	$10,810
Realized excess tax benefits from options exercised (1)	$0	$0	$0	$0

(1)	Excess tax benefits from the exercise of stock options, if any, are presented in the Company’s Condensed Consolidated Statement of Cash Flows as financing cash flows rather than operating expenses.

The following table summarizes the Company’s restricted stock unit activities for the six months ended September 28, 2008:

	Shares (in thousands)	Weighted Average Grant Date Fair Value
RSU’s outstanding as of March 30, 2008	627	$14.53
Granted	845	12.14
Released	(140)	14.93
Forfeited	(108)	13.24

Outstanding at September 28, 2008	1,224	$12.94

As of September 28, 2008, there was approximately $7.6 million of unrecognized compensation cost related to restricted stock units granted under the Company’s equity incentive plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.0 years.

As of September 28, 2008, restricted stock units vested and expected to vest totaled approximately 0.9 million shares, with a weighted average remaining contractual life of 1.8 years. The aggregate intrinsic value was approximately $7.4 million.

1984 ESPP

In July 1984, the Company’s stockholders approved the 1984 ESPP under which eligible employees may purchase shares of the Company’s common stock through payroll deductions (not to exceed 15% of such employee’s compensation) at no lower than 85% of the fair market value of the common stock on the first day or the last day of each fiscal quarter, whichever is lower. Under the 1984 ESPP, 15,100,000 shares of common stock have been made available for issuance. The 1984 ESPP is implemented by successive quarterly purchase periods commencing on the first day of each fiscal quarter of the Company. In order to maintain its qualified status under Section 423 of the Internal Revenue Code, the 1984 ESPP imposes certain restrictions, including the limitation that no employee is permitted to participate in the 1984 ESPP if the rights of such employee to purchase common stock of the Company under the 1984 ESPP and all similar purchase plans of the Company or its subsidiaries would accrue at a rate which exceeds $25,000 of the fair market value of such stock (determined at the time the right is granted) for each calendar year. During the six months ended September 28, 2008, the Company issued 787,021 shares of common stock with a weighted-average purchase price of $7.24 per share.

Note 6

Balance Sheet Detail

(in thousands)	Sept. 28, 2008	March 30, 2008
Inventories
Raw materials	$6,060	$4,674
Work-in-process	44,181	43,556
Finished goods	26,132	31,724

Total inventories	$76,373	$79,954

Other long-term obligations
Deferred compensation related liabilities	$12,990	$12,858
Long-term portion of deferred gain on equipment sales	870	897
Long-term portion of lease impairment obligations	997	1,103
Long-term portion of supplier obligations	2,738	3,086
Other	168	420

Total other long-term obligations	$17,763	$18,364

Note 7

Deferred income on shipments to distributors

Included in the caption “Deferred income on shipments to distributors” on the consolidated balance sheet are amounts related to shipments to certain distributors for which revenue is not recognized until our product has been sold by the distributor to an end customer. The components at September 28, 2008 and March 30, 2008 were as follows:

(in thousands)	Sept. 28, 2008	March 30, 2008
Gross deferred revenue	$28,648	$30,741
Gross deferred costs	6,271	6,429

Deferred income on shipments to distributors	$22,377	$24,312

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

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis in accordance with SFAS 157 as of September 28, 2008:

	Fair Value at Reporting Date Using:
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Balance
Cash Equivalents and Short Term Investments:
Money market funds	$135,582		135,582
US government treasuries and agencies securities	81,105		81,105
Corporate commercial paper		44,825	44,825
Certificates of deposits		15,748	15,748
Corporate bonds		11,198	11,198
Bank deposits		8,138	8,138
Asset back securities		509	509
Other Assets:
Assets related to non-qualified deferred compensation plan		11,864	11,864

Total assets measured at fair value	$216,687	92,282	$308,969

Liabilities:
Non-qualified deferred compensation obligations		12,990	12,990

Total liabilities measured at fair value	$—	12,990	$12,990

The Company’s cash equivalent and short term investment are classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotation, or alternative pricing sources with reasonable levels of price transparency. The securities in Level 1 are highly liquid and actively traded in exchange markets or over-the-counter markets. The securities in Level 2 represent securities with quoted prices in markets that are not as active or for which all significant inputs are observable.

The Company maintains an unfunded deferred compensation plan to provide benefits to executive officers and other key employees. Under the plan, participants can defer any portion of their salary and bonus compensation into the plan and may choose from a portfolio of funds from which earnings are measured. Participant balances are always 100% vested. The deferred compensation plan obligation is recorded at fair value based on the quoted prices of the underlying mutual funds and included in Other Long-Term Obligations on the Company’s Condensed Consolidated Balance Sheets. Increases or decreases related to the obligations are recorded in operating expenses. Additionally, the Company has set aside assets in a separate trust that is invested in corporate owned life insurance intended to substantially offset the liability under the plan. The value of these assets is determined by the quoted prices of the underlying mutual funds of the life insurance adjusted by the insurance premium charges and is included in Other Assets on the Company’s Condensed Consolidated Balance Sheets. Gains or losses of these assets are recorded in Interest income and other, net. The Company has identified both its assets and liability related to the plan within Level 2 in the fair value hierarchy as these valuations are based on observable market data obtained directly from the dealer or observable price quotes for similar assets such as the underlying mutual fund pricing. As of September 28, 2008, we do not maintain any assets or liabilities with a Level 3 valuation that would require a high level judgment to determine fair value.

Cash equivalents are highly liquid investments with original maturities of three months or less at the time of purchase. The Company maintains the cash and cash equivalents with reputable major financial institutions. Deposits with these banks may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits or similar limits in foreign jurisdictions. These deposits typically may be redeemed upon demand and, therefore, bear minimal risk. In addition, a significant portion of cash equivalents is concentrated in money market funds which has either elected to participate in the US Treasury’s Temporary Guarantee Program for Money Market Funds, or has invested in US government treasuries only. While the Company monitors daily the cash balances in its operating accounts and adjusts the balances as appropriate, these balances could be impacted if one or more of the financial institutions with which the Company deposits fails or is subject to other adverse conditions in the financial markets. As of today, the Company has not experienced any loss in its operating accounts.

All of the Company’s available-for-sale investments are subject to a periodic impairment review. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. This determination requires significant judgment. For publicly traded investments, impairment is determined based upon the specific facts and circumstances present at the time, including a review of the closing price over the length of time, general market conditions and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for recovery. Although the Company believes the portfolio continues to be comprised of sound investments due to high credit ratings and government guarantees of the underlying investments, a further decline in the capital and financial markets would adversely impact the market values of its investments and their liquidity. The Company continually monitors the credit risk in its portfolio and future developments in the credit markets and makes appropriate changes to its investment policy as deemed necessary. The Company did not record any impairment charges related to its investments in Q2 2009.

Note 9

Investment in Non-Marketable Equity Securities

In conjunction with the merger with ICS, the Company acquired an investment in Best Elite International Limited (“Best Elite”), which owns a wafer fabrication facility in Suzhou, China. The Company purchases wafers from Best Elite’s wafer fabrication facility for certain legacy ICS products. As of September 28, 2008, the aggregate carrying amount of the Company’s investment in Best Elite was approximately $5.0 million, which is classified within Other Assets on the Company’s Condensed Consolidated Balance Sheet.

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

Goodwill and identified intangible asset balances are summarized as follows:

	September 28, 2008
(in thousands)	Gross assets	Accumulated amortization	Net assets
Goodwill	$1,026,724	$—	$1,026,724

Identified intangible assets:
Existing technology	288,558	(172,662)	115,896
Trademarks	10,534	(8,322)	2,212
Customer relationships	158,396	(115,236)	43,160
Foundry & Assembler relationships	65,256	(63,921)	1,335
Non-compete agreements	53,165	(52,889)	276
Other	31,174	(31,015)	159

Subtotal, identified intangible assets	607,083	(444,045)	163,038

Total goodwill and identified intangible assets	$1,633,807	$(444,045)	$1,189,762

	March 30, 2008
(in thousands)	Gross assets	Accumulated amortization	Net assets
Goodwill	$1,027,438	$—	$1,027,438

Identified intangible assets:
Existing technology	288,558	(144,570)	143,988
Trademarks	10,534	(7,716)	2,818
Customer relationships	158,396	(103,506)	54,890
Foundry & Assembler relationships	65,256	(63,219)	2,037
Non-compete agreements	53,165	(52,688)	477
Other	31,174	(30,895)	279

Subtotal, identified intangible assets	607,083	(402,594)	204,489

Total goodwill and identified intangible assets	$1,634,521	$(402,594)	$1,231,927

In accordance with SFAS 142, “Goodwill and Other Intangible Assets”, goodwill is reviewed for impairment annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. These tests are performed at the reporting unit level using a two-step, fair-value based approach. The first step, used to determine if impairment possibly exists, is to compare the carrying amount of a reporting unit, including goodwill, to its fair value. If the carrying amount of the reporting unit exceeds the fair value, the second step is to determine the amount of a possible impairment by comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables. The Company completed its annual review of the goodwill during the fourth quarter ended March 30, 2008 and concluded that there was no impairment. Due to the recent extraordinary market and economic conditions, the Company experienced a decline in its stock price, resulting in the Company’s market capitalization falling below its net book value. Given the extreme volatility of the U.S. equity markets, the Company has not yet concluded that these conditions are a long term trend or other than temporary. The Company continues to monitor changes in the global economy that could impact future operating results of its operating units. If the businesses acquired fail to meet its expectations set out at the time of the acquisition or if the market capitalization of the Company’s stock trades at a depressed level for an extended period of time, the Company could incur significant impairment charges which could negatively impact its financial results.

In Q2 2009, goodwill decreased $0.7 million as a result of the release of certain reserves related to the ICS and Zetta pre-acquisition contingency items.

Amortization expense for identified intangibles is summarized below:

	Three months ended		Six months ended
(in thousands)	Sept. 28, 2008	Sept. 30, 2007	Sept. 28, 2008	Sept. 30, 2007
Existing technology	$13,998	$14,227	$28,093	$28,475
Trademarks	303	626	605	1,315
Customer relationships	5,820	8,426	11,730	16,851
Foundry & assembler relationships	351	1,060	702	2,120
Non-compete agreements	67	5,177	201	11,399
Other	53	429	120	858

Total	$20,592	$29,945	$41,451	$61,018

Based on the identified intangible assets recorded at September 28, 2008, the future amortization expense of identified intangibles for the next five fiscal years is as follows (in thousands):

Fiscal year	Amount
Remainder of FY 2009	$40,236
2010	54,526
2011	28,304
2012	18,423
2013	10,689
Thereafter	10,860

Total	$163,038

Note 11

Comprehensive Income

The components of comprehensive income were as follows:

	Three months ended		Six months ended
(in thousands)	Sept. 28, 2008	Sept. 30, 2007	Sept. 28, 2008	Sept. 30, 2007
Net income	$11,675	$4,759	$20,829	$3,663
Currency translation adjustments	(762)	380	(731)	342
Change in net unrealized loss on investment	(330)	(4)	(629)	(1,479)

Comprehensive income	$10,583	$5,135	$19,469	$2,526

The components of accumulated other comprehensive income were as follows:

(in thousands)	Sept. 28, 2008	March 30, 2008
Cumulative translation adjustments	$1,797	$2,528
Unrealized gain (loss) on available-for-sale investments	(77)	552

Total accumulated other comprehensive income	$1,720	$3,080

During the first six months of fiscal 2008, the Company sold approximately 1.2 million shares, or 89% of its equity investment in Maxtek for proceeds, net of commissions, totaling approximately $2.7 million and recognized a gain of $1.7 million, which was classified within interest income and other, net. During the remainder of fiscal year 2008, the Company sold the remaining shares of its equity investment in Maxtek for proceeds, net of commissions, totaling approximately $0.2 million and recognized a gain of $0.1 million, which was classified within interest income and other, net.

Note 12

Derivative Financial Instruments

As a result of its international operations, sales and purchase transactions, the Company is subject to risks associated with fluctuating currency exchange rates. The Company may use derivative financial instruments to hedge these risks when instruments are available and cost effective in an attempt to minimize the impact of currency exchange rate movements on its operating results and on the cost of capital equipment purchases. The Company may enter into hedges of forecasted transactions when the underlying transaction is highly probable and reasonably certain to occur within the subsequent twelve months. Examples of these exposures would include forecasted expenses of a foreign manufacturing plant, design center or sales office. The Company may additionally enter into a derivative to hedge the foreign currency risk of a capital equipment purchase if the capital equipment purchase order is executed and designated as a firm commitment. As of the end of Q2 2009 and Q2 2008, the Company did not have any outstanding foreign currency contracts that were designated as hedges of forecasted cash flows or capital equipment purchases. The Company does not enter into derivative financial instruments for speculative or trading purposes.

The Company may also utilize currency forward contracts to hedge currency exchange rate fluctuations related to certain short term foreign currency assets and liabilities. Gains and losses on these undesignated derivatives offset gains and losses on the assets and liabilities being hedged and the net amount is included in earnings. An immaterial amount of net gains and losses were included in net income or loss during the first six months of fiscal 2009 and 2008.

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

Note 13

Industry Segments

The Company evaluates its reportable business segments in accordance with SFAS 131, Disclosures about Segments of an Enterprise and Related Information. The three reportable business segments are as follows:

•	Networking segment: includes network search engines (NSEs), switching solutions, flow-control management devices, FIFOs, multi-port products, and integrated communications processors

•	Timing and Memory Interface segment: includes clock generation and distribution products, high-performance server memory interfaces and other timing solution products

•	Standard Products and Other segment: includes high-speed SRAM, military applications, digital logic, telecommunications, PC audio and video products

The tables below provide information about these segments:

Revenues by segment

	Three months ended		Six months ended
(in thousands)	Sept. 28, 2008	Sept. 30, 2007	Sept. 28, 2008	Sept. 30, 2007
Networking	$49,388	$51,141	$100,687	$105,643
Timing	118,984	118,879	224,948	229,299
Standard Products and Other	32,169	34,107	63,114	68,201

Total consolidated revenues	$200,541	$204,127	$388,749	$403,143

Income (loss) by segment

	Three months ended		Six months ended
(in thousands)	Sept. 28, 2008	Sept. 30, 2007	Sept. 28, 2008	Sept. 30, 2007
Networking	$12,491	$9,034	$24,346	$15,976
Timing	33,722	36,814	64,505	69,533
Standard Products and Other	(3,082)	(491)	(7,949)	(647)
Amortization of intangible assets	(20,592)	(29,943)	(41,451)	(61,018)
Acquisition related costs and other	3	(539)	6	(1,647)
Restructuring and related	(471)	(193)	(1,305)	(459)
Facility closure costs	(19)	(183)	(96)	(334)
Stock-based compensation expense	(8,642)	(11,800)	(16,771)	(23,630)
Interest income and other	384	4,446	1,849	10,298
Interest expense	(15)	(28)	(33)	(69)

Income before income taxes	$13,779	$7,117	$23,101	$8,003

The Company does not allocate restructuring, acquisition-related costs, stock-based compensation, interest income and other, and interest expense to its segments. In addition, the Company does not allocate assets to its segments. The Company excludes these items consistent with the manner in which it internally evaluates its results of operations.

During Q2 2009, the Company announced a re-organization of its business units into five operating segments. The re-organization is being performed to reduce costs, improve margin and align resources with the needs of each segment and also with the manner that the products are marketed and sold. The re-organization is expected to be fully implanted in Q3 2009. As a result, the Company is currently evaulating its reportable business segments in accordance with SFAS 131.

Note 14

Commitments and Contingencies

Guarantees

As of September 28, 2008, the Company’s financial guarantees consisted of guarantees and standby letters of credit, which are primarily related to the Company’s electrical utilities in Malaysia, utilization of non-country nationals in Malaysia and Singapore, consumption tax and value-added tax obligations in Japan and Singapore, and a workers’ compensation plan in the United States. The maximum amount of potential future payments under these arrangements is approximately $2.6 million.

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

The Company maintains an accrual for obligations it incurs under its standard product warranty program and customer, part, or process specific matters. The Company’s standard warranty period is one year, however in certain instances the warranty period may be extended to as long as two years. Management estimates the fair value of the Company’s warranty liability based on actual past warranty claims experience, its policies regarding customer warranty returns and other estimates about the timing and disposition of product returned under the standard program. Customer, part, or process specific reserves are estimated using a specific identification method. Historical profit and loss impact related to warranty returns activity has been minimal. The total accrual was $0.4 million as of September 28, 2008 and March 30, 2008.

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

In addition, on May 14, 2007, the Company was served with a Civil Investigative Demand from the State of Florida concerning SRAM products. The Company and the State of Florida have reached an agreement that suspends its obligation to respond to the CID. The agreement also tolls the statute of limitations until January 21, 2009 as to potential claims against the Company. Complaints concerning SRAM products have also been filed against the Company in Ontario, British Columbia and Quebec, Canada. The allegations in these Complaints are parallel to the allegations in the Complaints pending in the United States. On March 19, 2008, the Company entered into a tolling agreement with the plaintiffs in the Ontario, British Columbia and Quebec actions. On March 25, 2008, the Ontario Superior Court of Justice entered an order that discontinued the action in Ontario against the Company without prejudice. On May 2, 2008, a Notice of Discontinuance was filed by the plaintiff in the Supreme Court of British Columbia, resulting in a discontinuation of the action against the Company without prejudice. On August 28, 2008, the court in Quebec issued an order of discontinuance with respect to the Company. The Company cannot predict their outcome or provide an estimate of any possible losses. Any litigation could be costly, divert our management’s attention and could have a material and adverse effect on the Company’s business, results of operations, financial condition or cash flows. The Company intends to vigorously defend these actions.

In April 2008, LSI Corporation and its wholly owned subsidiary Agere Systems Inc. (collectively “LSI”) instituted an action in the United States International Trade Commission (“ITC”), naming the Company and 17 other respondents in an action seeking an exclusion preventing importation into the U.S. of semiconductor integrated circuit devices and products made by methods alleged to infringe an LSI patent on the use of tungsten metallization in semiconductor manufacturing. LSI also filed a companion case against the same parties in the U.S. District Court for the Eastern District of Texas seeking an injunction and damages in an unspecified amount relating to such alleged infringement. Since the initiation of both actions, five other parties have been named as respondents/defendants in the respective actions. The action in the U.S. District Court has been stayed pending the outcome of the ITC action. Although no hearing date has been set yet in the ITC action, it is expected that a hearing will occur in early to mid calendar year 2009. The Company cannot predict their outcome or provide an estimate of any possible losses. Any litigation could be costly, divert the management’s attention and could have a material and adverse effect on the Company’s business, results of operations, financial condition or cash flows. The Company intends to vigorously defend the litigation.

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

Note 15

Restructuring

The following table shows the breakdown of the restructuring charges and the liability remaining as of September 28, 2008:

(In thousands)	Cost of goods sold Restructuring	Operating Expenses Restructuring
Balance as of March 30, 2008	$433	$1,132
Non-cash charges	655	149
Cash payments	(712)	(337)

Balance as of June 29, 2008	$376	$944
Non-cash charges	—	471
Cash payments	(15)	(59)

Balance as of Sept. 28, 2008	$361	$1,356

Restructuring Actions

During Q2 2009, the Company initiated a reduction-in force, which primarily affected its Texas design center. This restructuring action was taken to streamline its operations within one of its business units. This action resulted in the reduction of approximately 21 employees. The Company recorded a one-time restructuring expense of $0.5 million for severance benefits in Q2 2009 associated with this action.

During Q1 2009, the Company initiated restructuring actions, which primarily affected its manufacturing personnel in Penang, Malaysia as well as sales personnel in the U.S.and Sweden, including the closure of its Sweden office. The Company took these restructuring actions to rebalance its workforce to better align with its growth opportunities. These restructuring actions resulted in the reduction of approximately 79 employees. The Company recorded a one-time restructuring expense of approximately $0.8 million for severance benefits associated with these restructuring actions in Q1 2009. As of September 28, 2008, all termination payments have been made.

During Q2 2006, the Company completed the consolidation of its Northern California workforce into its San Jose headquarters and exited leased facilities in Salinas and Santa Clara. Upon exiting the buildings the Company recorded lease impairment charges of approximately $6.5 million, which represented the future rental payments under the agreements, reduced by an estimate of sublease income, and discounted to present value using an interest rate applicable to the Company. These charges were recorded as cost of revenues of $2.6 million, R&D of $2.1 million and SG&A of $2.4 million. In addition, the Company also wrote-off approximately $0.6 million of leasehold improvements and assets no longer in use. In fiscal 2008, the Company entered into a sublease agreement for our Salinas facility, resulting in a reduction to our accrued lease liabilities by $0.2 million. Since the initial restructuring, the Company has made lease payments of $6.2 million related to vacated facilities in Santa Clara and Salinas. As of September 28, 2008, the remaining accrued lease liabilities were $1.2 million.

Note 16

Income Taxes

The Company recorded an income tax provision of approximately $2.1 million in Q2 2009 compared to a provision of approximately $2.4 million in Q2 2008. The provision for income taxes in Q2 2009 and Q2 2008 primarily reflects estimated foreign income and withholding taxes and estimated U.S. and state taxes.

As of September 28, 2008 and March 30, 2008, the unrecognized tax benefits without interest and penalties were approximately $44.7 million and $42.8 million respectively, of which $18.8 million would affect the Company’s effective tax rate if recognized. The increase in the unrecognized tax benefits during the quarter was primarily related to uncertain tax positions regarding transfer pricing between its related entities.

As of September 28, 2008 and March 30, 2008, the Company was subject to examination in the U.S. federal tax jurisdiction for the fiscal years beginning with 2002. The Company was also subject to examination in various state and foreign jurisdictions for tax years 2002 forward, none of which were individually material.

Note 17

Share Repurchase Program

On January 18, 2007, the Company’s Board of Directors initiated a $200 million share repurchase program. During fiscal 2008, the Company’s Board of Directors approved a $200 million expansion of the share repurchase program to a total of $400 million. In fiscal 2008, the Company repurchased approximately 28.9 million shares at an average price of $11.60 per share for a total purchase price of $334.8 million. On April 30, 2008, the Company’s Board of Directors approved an additional $100 million expansion of the share repurchase program to a total of $500 million. During Q1 2009, the Company repurchased approximately 2.1 million shares at average price of $10.71 per share for a total purchase price of $22.3 million. During Q2 2009, the Company repurchased approximately 1.4 million shares at average price of $10.44 per share for a total purchase price of $15.1 million. Share repurchases were recorded as treasury stock and resulted in a reduction of stockholders’ equity. As of September 28, 2008, approximately $103 million was available for future share repurchases. The program is intended to reduce the number of outstanding shares of Common Stock to increase stockholder value.

Note 18

Subsequent Event

On October 20, 2008, the Company entered into a purchase agreement with Silicon Optix, a private-held fabless semiconductor company based in San Jose, CA. Pursuant to the agreement and upon closing the transaction, the Company acquired video processing technology and related assets along with members of the Silicon Optix’s intellectual property and engineering teams. The total transaction value was approximately $20 million in cash.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All references are to our fiscal quarters ended September 28, 2008 (Q2 2009), June 29, 2008 (Q1 2009), March 30, 2008 (Q4 2008) and September 30, 2007 (Q2 2008) unless otherwise indicated. Quarterly financial results may not be indicative of the financial results of future periods.

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

Income Taxes. We account for income taxes under an asset and liability approach that requires the expected future tax consequences of temporary differences between book and tax bases of assets and liabilities be recognized as deferred tax assets and liabilities. Generally accepted accounting principles require us to evaluate our ability to realize the value of our net deferred tax assets on an ongoing basis. A valuation allowance is recorded to reduce the net deferred tax assets to an amount that will more likely than not be realized. Accordingly, we consider various tax planning strategies, forecasts of future taxable income and our most recent operating results in assessing the need for a valuation allowance. In the consideration of the ability to realize the value of net deferred tax assets, recent results must be given substantially more weight than any projections of future profitability. In the fourth quarter of fiscal 2003, we determined that, under applicable accounting principles, it was more likely than not that we would not realize any value for any of our net deferred tax assets. Accordingly, we established a valuation allowance equal to 100% of the amount of these net assets. Our assumptions regarding the ultimate realization of these assets remained unchanged in Q2 2009 and accordingly, we continue to maintain a valuation allowance equal to 100% of the amount of these net deferred assets.

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

Over the past several years, we have made several acquisitions. As a result of these acquisitions, we have over $1 billion of goodwill and over $163 million of intangible assets on our balance sheet as of September 28, 2008. Due to the recent extraordinary market and economic conditions, the Company experienced a decline in its stock price, resulting in the Company’s market capitalization falling below its net book value. Given the extreme volatility of the U.S. equity markets, the Company has not yet concluded that these conditions are a long term trend or other than temporary. The Company continues to monitor changes in the global economy that could impact future operating results of its operating units. If the businesses acquired fail to meet its expectations set out at the time of the acquisition or if the market capitalization of the Company’s stock trades at a depressed level for an extended period of time, the Company could incur significant impairment charges which could negatively impact its financial results.

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

During Q2 2009, our CEO announced a re-organization of its business units into five operating segments. The re-organization is being performed to reduce costs, improve margin and align resources with the needs of each segment and also with the manner that our products are marketed and sold. The re-organization is expected to be fully implanted in Q3 2009. As a result, we are currently evaulating its reportable business segments in accordance with SFAS 131.

Revenues

	Three months ended		Six months ended
(in thousands)	Sept. 28, 2008	Sept. 30, 2007	Sept. 28, 2008	Sept. 30, 2007
Networking	$49,388	$51,141	$100,687	$105,643
Timing and Memory Interface	118,984	118,879	224,948	229,299
Standard Products and Other	32,169	34,107	63,114	68,201

Total	$200,541	$204,127	$388,749	$403,143

Networking Segment

Revenues in our Networking segment decreased $1.8 million, or 3% in Q2 2009 as compared to Q2 2008. Revenues within our IP-Co Processor division decreased approximately 17%, primarily related to decreased consumption at our largest customer in one product family, offset by growth in new platforms at customers in the Asia Pacific region. Partially offsetting this decrease, revenues within our Switching Solutions division increased approximately 14% due to the growth in our PCI Express products which outpaced the decline in our legacy products. In addition, revenues within our Flow Control Management division increased approximately 9% due to increased sales of low power dual port products. The overall decrease in revenues in this segment was driven by lower average selling price, partially offset by increased unit sales, primarily related to our Flow Control Management division.

Timing and Memory Interface Segment

Revenues in our Timing and Memory Interface segment increased slightly in Q2 2009 as compared to Q2 2008. Revenues within our Netcom division increased approximately 32% as we continue to have success with our timing products in the communications markets. Partially offsetting this increase, revenues within our PC Clock (PCC) and Microclock (MCC) divisions decreased approximately 13%, primarily attributable to the weakness in the computing and non-gaming consumer markets. Revenues within our Memory Interface division decreased approximately 3% in Q2 2009 compared to Q2 2008, primarily due to the continuously decreased sale of DDR1 & DDR2 based products. The overall decrease in revenues in this segment was driven by lower unit sales, as our average selling price were fairly steady due to the mix of products sold.

Standard Products and Other Segment

Revenues in our Standard Products and Other segment decreased $1.9 million, or 6% in Q2 2009 as compared to Q2 2008 as our PC Audio revenues were negatively impacted by some customer/platform transition issues from late fiscal 2008. In addition, revenues from our digital logic products declined significantly in Q2 2009. Partially offsetting these decreases was an increase in our military business when compared to the same period one year ago. The overall decrease in revenues in this segment was driven by a less favorable mix of products sold.

Revenues (recent trends and outlook). We currently anticipate overall revenues to decrease significantly in Q3 2009, primarily due to the overall weakness in the economy and semiconductor industry.

Revenues in Asia Pacific (APAC), North America, Japan and Europe accounted for 66%, 18%, 8% and 8%, respectively, of our consolidated revenues in Q2 2009 compared to 57%, 27%, 9%, and 7%, respectively, in Q2 2008. The Asia Pacific region continues to be our strongest region as many of our largest customers utilize manufacturers in the APAC region.

Revenues (first six months of fiscal 2009 compared to first six months of fiscal 2008). Our year-to-date revenues through Q2 2009 were $388.7 million, a decrease of $14.4 million, or 4% when compared to the same period one year ago. Revenues in our Networking segment decreased $5.0 million, or 5%, driven by decreased sales in our IP-Co Processor division resulting from decreased demand in communication end markets. Revenues in our Timing and Memory segment decreased $4.4 million, or 2%, due to weakness in our computing and non-gaming consumer markets, partially offset by the growth in our PCI-express products. Finally, revenues in our Standard and Other Segment decreased $5.1 million, or 7%, primarily from decreased demand for our PC Audio products.

Included in the caption “Deferred income on shipments to distributors” includes amounts related to shipments to certain distributors for which revenue is not recognized until our product has been sold by the distributor to an end customer. The components of September 28, 2008 and March 30, 2008 are as follows:

(in 000’s)	Sept. 28, 2008	March 30, 2008
Gross deferred revenue	$28,648	$30,741
Gross deferred costs	6,271	6,429

Deferred income on shipments to distributors	$22,377	$24,312

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

Gross Profit

	Three months ended		Six months ended
	Sept. 28, 2008	Sept. 30, 2007	Sept. 28, 2008	Sept. 30, 2007
Gross Profit	$87,153	$88,190	$171,612	$173,078
Gross Margin	43%	43%	44%	43%

Gross profit (Q2 2009 compared to Q2 2008). Gross profit for Q2 2009 was $87.2 million, a decrease of $1.0 million compared to Q2 2008. Gross margin was 43% for Q2 2009 and Q2 2008. The decrease in gross profit was primarily driven by a $2.6 million increase in inventory excess and obsolescence reserves due to higher levels of inventory compared to forecasted demand for such products. The increase in inventory reserves was partially offset by improved utilization of our fabrication facility and a shift in the mix of products sold. The utilization of our manufacturing capacity in Oregon increased from approximately 59% of equipped capacity in Q2 2008 to 79% of equipped capacity in Q2 2009. Our gross margin benefited from a favorable mix of products sold during Q2 2009 compared to Q2 2008, as sales to the higher margin communication and networking end markets have grown, while our lower margin businesses declined year over year. In addition, our gross margin benefited from a $1.0 million decrease in intangible asset amortization as a portion is being amortized on an accelerated method, resulting in decreased amortization over time.

Gross Profit (first six months of fiscal 2009 compared to the first six months of fiscal 2008). Our year to date gross profit through Q2 2009 was $171.6 million, a decrease of $1.5 million, or 1% compared to the same period one year ago. Our gross margin for the six months of fiscal 2009 was 44% compared to 43% for the same period a year ago. The decrease in gross profit was primarily driven by lower revenue and higher inventory reserves. The increase in gross margin was primarily due to a $1.9 million decrease in the amortization of intangible asset and improved utilization of our Oregon manufacturing facility. Offsetting these increases, our gross margin was negatively impacted by higher inventory reserves. In addition, we recorded $0.7 million of severance costs related to a reduction in force initiated in the first six months of fiscal 2009 for our manufacturing workforce in Penang, Malaysia.

Operating Expenses

The following table shows our operating expenses:

	Three months ended				Six months ended
	Sept. 28, 2008	% of Net Revenues	Sept. 30, 2007	% of Net Revenues	Sept. 28, 2008	% of Net Revenues	Sept. 30, 2007	% of Net Revenues
Research and Development	$41,532	21%	$41,876	21%	$85,151	22%	$86,575	21%
Selling, General and Administrative	$32,211	16%	$43,615	21%	$65,176	17%	$88,729	22%

Research and development (Q2 2009 compared to Q2 2008). R&D expenses decreased $0.3 million, or 1%, to $41.5 million in Q2 2009 compared to Q2 2008. The decrease was primarily attributable to a $1.5 million reduction in stock based compensation expense as stock options granted in connection with the ICS merger have been substantially amortized and lower valuation of new grants compared to Q2 2008. In addition, performance related bonuses decreased $0.6 million. We also benefited from a $ 0.4 million loss in the participant portfolio of the executive deferred compensation primarily due to sequential declines in the stock market. Partially offsetting these decreases were higher core labor expenses as a result of focal salary increases. In addition, we recorded $0.5 million of severance costs related to a reduction in force initiated in Q2 2009. Finally, insurance expenses increased $0.5 million.

Research and development (first six months of fiscal 2009 compared to the first six months of fiscal 2008). Our year to date R&D expenses through Q2 2009 were $85.2 million, a decrease of $1.4 million, or 2% compared to the same period one year ago. The decrease was primarily attributable to a $3.0 million decrease in stock based compensation expense and a $1.3 million decrease in performance related bonuses. In addition, we benefited from a $0.4 million loss in the participant portfolio of the executive deferred compensation, compared to a charge of $ 0.3 million in the first six months of fiscal 2008. Finally, our equipment expenses decreased $0.7 million primarily attributable to a decrease in depreciation expense. Offsetting these decreases, our core labor expense increased $2.3 million as a result of focal increases. In addition, our indirect materials expenses and outside services expenses increased $0.3 million and $0.6 million, respectively, primarily related to higher research and development material costs attributable to increased product development activities and launch of new designs. Finally, insurance expenses increased $0.8 million.

We currently anticipate that R&D spending in Q3 2009 will increase slightly as compared to Q2 2009.

Selling, general and administrative (Q2 2009 compared to Q2 2008). SG&A expenses decreased $11.4 million, or 26% in Q2 2009 compared to Q2 2008. The decrease was primarily attributable to an $8.3 million decrease in the amortization of intangible assets related to the ICS merger, a portion of which is being amortized on an accelerated method, resulting in decreased amortization expense over time. In addition, employee-related expenses decreased $1.9 million, primarily attributable to a $1.7 million decrease in stock based compensation expense as a result of lower valuation of new grants compared to Q2 2008. Finally, we experienced a $0.5 million decrease in sales representative commissions attributable to lower revenues in Q2 2009 and $0.6 million of lower outside services spending related to various consulting services.

Selling, General and Administrative (first six months of fiscal 2009 compared to the first six months of fiscal 2008). Our year to date SG&A expenses through Q2 2009 were $65.2 million, a decrease of $23.6 million, or 27% compared to the same period one year ago. The decreases were primarily attributable to a $17.6 million reduction of intangible asset amortization, a portion of which is being amortized on an accelerated method, a decrease of $3.5 million in stock-based compensation expense, and lower performance related bonuses. Sales representative commissions decreased $1.1 million due to decreased sales. Finally, our outside services spending primarily related to consulting fees decreased $1.3 million.

We currently anticipate that SG&A spending in Q3 2009 will increase slightly as compared to Q2 2009.

Interest income and other, net. Changes in interest income and other, net are summarized as follows:

	Three months ended		Six months ended
(in thousands)	Sept. 28, 2008	Sept. 30, 2007	Sept. 28, 2008	Sept. 30, 2007
Interest income	$1,616	$3,995	$3,210	$7,965
Other income (expense), net	(1,232)	451	(1,361)	2,333

Interest income and other, net	384	4,446	1,849	10,298

Interest income decreased $2.4 million in Q2 2009 compared to Q2 2008. The decrease is primarily attributable to less favorable interest rates and lower cash balances compared to the same period one year ago as a result of stock repurchases. Other income, net decreased $1.7 million in Q2 2009 compared to Q2 2008. The decrease is primarily attributable to additional $0.8 million loss on our investment portfolio of marketable equity securities related to deferred compensation arrangements in Q2 2009 compared to Q2 2008 and a currency loss of $0.6 million in Q2 2009 while we recorded a gain of $ 0.2 million in Q2 2008. In addition, we recognized a gain of $0.3 million upon the sale of our equity investment in Maxtek in Q2 2008, while we did not hold such shares in fiscal 2009.

Interest income decreased $4.8 million in the first six months of fiscal 2009 compared to the first six months of fiscal 2008. The decrease is primarily attributable to less favorable interest rates and lower cash balances compared to the same period one year ago as a result of stock repurchases. Other income, net decreased $3.7 million in the first six months of fiscal 2009 as compared to the first six months of fiscal 2008. The decrease is primarily attributable to a loss of $0.9 million on our investment portfolio of marketable equity securities related to deferred compensation arrangements while we recorded a gain of $ 0.4 million in the same period a year ago. We incurred an additional currency loss of $0.7 million, compared to the same period a year ago. In addition, we recorded a gain of $1.7 million upon the sale of our equity investment in Maxtek during the first six months of fiscal 2008, while we did not hold such shares in fiscal 2009.

Provision for income taxes. We recorded an income tax provision of $2.1 million in Q2 2009, a decrease of $0.3 million or 11%, compared to Q2 2008. The decrease is primarily attributable to lower tax rates in Singapore and Malaysia as a result of tax incentives obtained over the last three quarters, offset by foreign income in other regions, withholding taxes and U.S. federal and state taxes. The provision for income taxes in Q2 2008 primarily reflects estimated foreign income and withholding taxes and estimated U.S. federal and state taxes.

We recorded an income tax provision of $2.3 million for the six months ended Q2 2009, a decrease of $2.1 million, or 48% compared to the six months ended Q2 2008. The decrease is primarily related to a tax holiday certificate we received from Malaysian government which allows us to obtain full tax exemption on qualified statutory income for a period of 10 years. As a result, we reversed our prior quarters’ accruals, which were recorded at a full rate due to the uncertainty of the outcome. The provision for income taxes in the six months ended Q2 2009 primarily reflects estimated foreign income and withholding taxes and estimated U.S. Federal state taxes. The income tax provision for the six months ended Q2 2008 primarily reflects estimated foreign income and withholding taxes, estimated U.S. federal and state taxes.

As of September 28, 2008, we continued to maintain a full valuation allowance against our net U.S. deferred tax asset as we could not conclude that it is more likely than not that we will be able to realize our U.S. deferred tax assets in the foreseeable future. We will continue to evaluate the release of the valuation allowance on a quarterly basis.

As of September 28, 2008, we were subject to examination in the U.S., various state and foreign jurisdiction for the fiscal years beginning with 2002.

Liquidity and Capital Resources

Our cash and available for sale investments were $307.5 million at September 28, 2008, an increase of $68.3 million compared to March 30, 2008. The increase is primarily attributable to $106.2 million in cash from operations, offset by the repurchase of approximately $37.4 million of common stock. We had no outstanding debt at September 28, 2008 or March 30, 2008.

Cash equivalents are highly liquid investments with original maturities of three months or less at the time of purchase. We maintain the cash and cash equivalents with reputable major financial institutions. Deposits with these banks may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits or similar limits in foreign jurisdictions. These deposits typically may be redeemed upon demand and, therefore, bear minimal risk. In addition, a significant portion of cash equivalents is concentrated in money market funds which has either elected to participate in the US Treasury’s Temporary Guarantee Program for Money Market Funds, or has invested in US government treasuries only. While we monitor daily the cash balances in our operating accounts and adjust the balances as appropriate, these balances could be impacted if one or more of the financial institutions with which we deposit fails or is subject to other adverse conditions in the financial markets. As of today, we have not experienced any loss or lack of access to our invested cash or cash equivalents in its operating accounts; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

All of our available-for-sale investments are subject to a periodic impairment review. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. This determination requires significant judgment. For publicly traded investments, impairment is determined based upon the specific facts and circumstances present at the time, including a review of the closing price over the length of time, general market conditions and our intent and ability to hold the investment for a period of time sufficient to allow for recovery. Although we believe the portfolio continues to be comprised of sound investments due to high credit ratings and government guarantees of the underlying investments, a further decline in the capital and financial markets would adversely impact the market values of its investments and their liquidity. We continually monitors the credit risk in our portfolio and future developments in the credit markets and makes appropriate changes to our investment policy as deemed necessary. We did not record any impairment charges related to its investments in Q2 2009.

We recorded net income of $20.8 million in the first six months of fiscal 2009 compared to a net income of $ 3.7 million in the first six months of fiscal 2008. Net cash provided by operating activities increased $3.0 million, or 3% to $106.2 million in the first six months of fiscal 2009 compared to $103.2 million in the first six months of 2008. A summary of the significant non-cash items included in net income are as follows:

•

Amortization of intangible assets was $41.5 million in the first six months of fiscal 2009, compared to $61.0 million in the first six months of fiscal 2008. The decrease is primarily associated with intangible assets related to our merger with ICS, a portion of which is being amortized on an accelerated method, resulting in decreased amortization expense over time.

•

Stock-based compensation was $16.8 million in the first six months of fiscal 2009, compared to $23.6 million in the first six months of fiscal 2008. The decrease is due to a portion of the ICS merger grants being fully amortized in fiscal 2008 and lower valuation of new grants as compared to Q2 2008.

•

Depreciation expense was $13.3 million in the first six months of fiscal 2009 compared to $15.8 million in the first six months of fiscal 2008. The decrease is primarily attributable to lower depreciation expense for our manufacturing equipment as a large portion of these assets are now fully depreciated and our continuous efforts to control fixed costs.

•

We recorded a $1.7 million gain in connection with the sale of our equity investment in Maxtek in the first six months of fiscal 2008. We recorded no such charges in the first six months of fiscal 2009.

Net cash provided by working capital-related items increased $12.8 million, from a net $0.6 million source of cash in the first six months of fiscal 2008 to net $13.4 million cash provided in the first six months of fiscal 2009. A summary of significant working capital items providing relatively more cash in the first six months of fiscal 2009 included:

•

A decrease in prepayments and other assets of $8.6 million in the first six months of fiscal 2009 compared to an increase of $6.9 million in the first six months of fiscal 2008. The decrease in fiscal 2009 is primarily attributable to the receipts of interest from the IRS for the tax settlement related to the ICS pre-acquisition income tax returns and VAT refund from the foreign government along with the normal recurring prepaid amortization. The fiscal 2008 increase is primarily attributable to the purchase of approximately $7.5 million of software design tool in Q1 2008 and $4.0 million of software design tools and $1.2 million of supply chain management software in Q2 2008, partially offset by the amortization of prepaid maintenance contracts.

•

An increase in accrued compensation of $0.6 million in the first six months of fiscal 2009 compared to a decrease of $2.8 million in the first six months of fiscal 2008. The increase in fiscal 2009 is primarily attributable to net $1.0 million increase in employee performance-related bonuses, partially offset by a $0.4 million decrease in our accrued salaries and wages. The decrease in fiscal 2008 is primarily attributable to the year end payout of employee performance-related bonuses in May 2007, partially offset by additional accruals related to our fiscal 2008 bonus program.

•

An increase in deferred income on shipments to distributors of $1.9 million in the first six months of fiscal 2009 compared to an increase of $4.5 million in the first six months of fiscal 2008. The increase in deferred income on shipments to distributors is attributable to due to higher inventory levels in the channel.

The factors listed above were partially offset by other working capital items that used relatively more cash in the first six months of fiscal 2009:

•

An increase in accounts payable of $0.3 million in the first six months of fiscal 2009 compared to an increase of $4.2 million in the first six months of fiscal 2008. The increase in account payable in the first six months of fiscal 2009 is attributable to the timing of payments. The increase in fiscal 2008 is primarily related to increases in the volumes of foundry and subcontract activity to support the Company’s increased business activities during that period.

•

An increase in other accrued and long term liability of $1.5 million in the first six months of fiscal 2009, compared to an increase of $5.1 million in the first six months of fiscal 2008. The increase in the first six months of fiscal 2009 is primarily attributable to increases in property tax accrual, severance costs accrual related to a reduction in force initiated in Q2 2009 and other miscellaneous accruals, partially offset by a payment of $1.2 million related to the executive transition agreement signed with our former CEO. The increase in fiscal 2008 is due to an increase in outstanding but uncleared vendor disbursements at the end of the period, partially offset by decreased royalty accruals.

Net cash used for investing activities in the first six months of fiscal 2009 was $22.8 million in Q2 2009, compared to net cash provided of $7.9 million in the first months of fiscal 2008. In the first six months of fiscal 2009, net cash used to purchase short-term investments were $14.4 million and the purchase of capital equipment totaled approximately $8.4 million. In the first six months of fiscal 2008, net proceeds from the sale and maturity of short-term investments were $15.5 million, partially offset by the purchase of approximately $7.6 million of capital equipment.

Net cash used for financing activities in the first six months of fiscal 2009 was $28.5 million, compared to $106.8 million in the first six months of fiscal 2008. During the first six months of fiscal 2009, we repurchased approximately $37.4 million of common stock, offset by proceeds of approximately $8.9 million from the exercise of employee stock options and the issuance of stock under our employee stock purchase plan. In the first six months of fiscal 2008, we repurchased approximately $138.7 million of common stock, offset by proceeds of approximately $31.9 million from the exercise of employee stock options and the issuance of stock under our employee stock purchase plan.

We anticipate capital expenditures of approximately $25.0 million during fiscal 2009 to be financed through cash generated from operations and existing cash and investments. This estimate includes $8.4 million in capital expenditures in the first six months of fiscal 2009.

We believe that existing cash and investment balances, together with cash flows from operations, will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months.

Off-balance Sheet Arrangements

As of September 28, 2008, we had no off-balance sheet arrangements, as defined under SEC Regulation S-K Item 303(a)(4).

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

Our interest rate risk relates primarily to our short-term investments of $121.4 million as of September 28, 2008. By policy, we limit our exposure to long-term investments and mitigate the credit risk through diversification and adherence to a policy requiring the purchase of highly rated securities. As of September 28, 2008, the Company’s cash and investment portfolio was highly concentrated in securities with same day liquidity and at the end of fiscal 2008, a substantial majority of securities in our investment portfolio had maturities of less than two years. Although a hypothetical 10% change in interest rates could have a material effect on the value of our investment portfolio at a given time, we normally hold these investments until maturity, which results in no realized impact on results of operations or cash flows. We do not currently use derivative financial instruments in our investment portfolio. In addition, we maintain assets in a separate trust that is invested in corporate owned life insurance intended to substantially offset the liability under the deferred compensation plan. The fair value of assets, determined based on the value of the underlying mutual funds was $11.9 million as of September 28, 2008. The deferred compensation obligation under the arrangement is classified in Other Long-Term Liabilities within the Consolidated Balance Sheet. As of September 28, 2008, the fair value of the obligation was $13.0 million.

The current financial markets are extremely volatile and there has been a tightening of the credit markets, which could negatively affect the value and liquidity of the investments in our portfolio. See Note 8, “Fair Value Measurement,” to the Condensed Consolidated Financial Statements in Part I, Item 1; Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources,” in Part I, Item 2; and Risk Factors in Part II, Item 1A of this Quarterly Report on Form 10-Q for a description of recent market events that may affect the value and liquidity of the investments in our portfolio that we held at September 28, 2008.

At September 28, 2008, we had no outstanding debt.

We are exposed to foreign currency exchange rate risk as a result of international sales, assets and liabilities of foreign subsidiaries, local operating expenses of our foreign entities and capital purchases denominated in foreign currencies. We may use derivative financial instruments to help manage our foreign currency exchange exposures. We do not enter into derivatives for speculative or trading purposes. We performed a sensitivity analysis as of September 28, 2008 and determined that, without hedging the exposure, a 10% change in the value of the U.S. dollar would result in an approximate 0.1% impact on gross profit margin percentage, as we operate manufacturing facilities in Malaysia and Singapore, and an approximate 0.4% impact to operating expenses (as a percentage of revenue) as we operate sales offices in Japan and throughout Europe and design centers in China and Canada. At September 28, 2008 we had no outstanding foreign exchange contracts.

We did not have any currency exposure related to any outstanding capital purchases as of September 28, 2008.

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

At September 28, 2008, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Interim Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level. There have been no changes in our internal controls over financial reporting during the Company’s most recent fiscal quarter that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On October 24, 2006, we were served with a civil antitrust complaint filed by Reclaim Center, Inc., et. al. as plaintiffs in the U.S. District Court for the Northern District of California against us and 37 other entities on behalf of a purported class of indirect purchasers of Static Random Access Memory (“SRAM”) products. The Complaint alleges that the Company and other defendants conspired to raise the prices of SRAM, in violation of Section 1 of the Sherman Act, the California Cartwright Act, and several other states’ antitrust, unfair competition, and consumer protection statutes. Shortly thereafter, a number of other plaintiffs filed similar complaints on behalf of direct and indirect purchasers of SRAM. Given the similarity of the complaints, the Judicial Panel on Multidistrict Litigation transferred the cases to a single judge in the Northern District of California and consolidated the cases for pretrial proceedings in February 2007. The consolidated cases are captioned In re Static Random Access Memory (SRAM) Antitrust Litigation. In August 2007, direct purchasers of SRAM and indirect purchasers of SRAM filed separate Consolidated Amended Complaints. We were not named as a defendant in either complaint. Pursuant to tolling agreements with the indirect and direct purchaser plaintiffs, we have agreed that the statute of limitations will be tolled until January 10, 2009 as to potential claims against us.

In addition, on May 14, 2007, we were served with a Civil Investigative Demand from the State of Florida concerning SRAM products. We and the State of Florida have reached an agreement that suspends its obligation to respond to the CID. The agreement also tolls the statute of limitations until January 21, 2009 as to potential claims against us. Complaints concerning SRAM products have also been filed against us in Ontario, British Columbia and Quebec, Canada. The allegations in these Complaints are parallel to the allegations in the Complaints pending in the United States. On March 19, 2008, we entered into a tolling agreement with the plaintiffs in the Ontario, British Columbia and Quebec actions. On March 25, 2008, the Ontario Superior Court of Justice entered an order that discontinued the action in Ontario against us without prejudice. On May 2, 2008, a Notice of Discontinuance was filed by the plaintiff in the Supreme Court of British Columbia, resulting in a discontinuation of the action against us without prejudice. On August 28, 2008, the court in Quebec issued an order of discontinuance with respect to us. We cannot predict their outcome or provide an estimate of any possible losses. Any litigation could be costly, divert our management’s attention and could have a material and adverse effect on our business, results of operations, financial condition or cash flows. We intends to vigorously defend these actions.

In April 2008, LSI Corporation and its wholly owned subsidiary Agere Systems Inc. (collectively “LSI”) instituted an action in the United States International Trade Commission (“ITC”), naming us and 17 other respondents in an action seeking an exclusion preventing importation into the U.S. of semiconductor integrated circuit devices and products made by methods alleged to infringe an LSI patent on the use of tungsten metallization in semiconductor manufacturing. LSI also filed a companion case against the same parties in the U.S. District Court for the Eastern District of Texas seeking an injunction and damages in an unspecified amount relating to such alleged infringement. Since the initiation of both actions, five other parties have been named as respondents/defendants in the respective actions. The action in the U.S. District Court has been stayed pending the outcome of the ITC action. Although no hearing date has been set yet in the ITC action, it is expected that a hearing will occur in early to mid calendar year 2009. We cannot predict their outcome or provide an estimate of any possible losses. Any litigation could be costly, divert our management’s attention and could have a material and adverse effect on our business, results of operations, financial condition or cash flows. We intends to vigorously defend the litigation.

We are currently a party to various other legal proceedings, claims, disputes and litigation arising in the ordinary course of business. Based on our own investigations, we do not believe the ultimate outcome of its current legal proceedings, individually and in the aggregate, will have a material adverse effect on its financial position, results of operation or cash flows. However, because of the nature and inherent uncertainties of such litigation and investigations, should the outcome of these actions be unfavorable, our business, financial condition, results of operations or cash flows could be materially and adversely affected.

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

Global Market and Economic Conditions, including those related to the credit markets, may adversely affect our business and results of operations.

In the U.S., recent market and economic conditions have been unprecedented and challenging with tighter credit conditions and slower growth through Q2 2009. For the six-month period ended September 28, 2008, continued concerns about the systemic impact of inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market, a declining real estate market in the U.S. and added concerns fueled by the federal government interventions in the U.S. financial and credit markets have contributed to instability in both U.S. and international capital and credit markets and diminished expectations for the U.S. and global economy. These conditions, combined with volatile oil prices, declining business and consumer confidence and increased unemployment have in recent weeks subsequent to the end of the quarter contributed to volatility of unprecedented levels and an economic slowdown.

As a result of these market conditions, the cost and availability of capital and credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. If these market conditions continue, they may limit our ability, and the ability of our customers, to timely borrow and access the capital and credit markets to meet liquidity needs, and resulting in an adverse effect on our financial condition and results of operations. The economic slowdown may lead to reduced customer spending for semiconductors and reduced demand for our products which would have a negative impact on revenue, gross profit and results of operations. This may drive the semiconductor industry to reduce product pricing, which would also have a negative impact on revenue, gross profit and results of operations. In addition, the semiconductor industry has traditionally been highly cyclical and has often experienced significant downturns in connection with, or in anticipation of, a deterioration in general economic conditions and we cannot accurately predict how severe and prolonged any downturn might be.

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

We are dependent on a concentrated group of customers for a significant part of our revenues. A large portion of our revenues depends on sales to a limited number of customers. If these relationships were to diminish, or if these customers were to develop their own solutions or adopt a competitor’s solution instead of buying our products, our results could be adversely affected. For example, any diminished relationship with Cisco System, Inc. or other key customers could adversely affect our results. While we historically have made relatively few sales to Cisco directly, when all channels of distribution are considered, including sales of product to EMS customers, we estimate that end-customer sales to Cisco represented approximately 15—20% of our annual revenues.

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

We are exposed to potential impairment charges on certain assets. Over the past several years, we have made several acquisitions. As a result of these acquisitions, we have over $1 billion of goodwill and over $163 million of intangible assets on our balance sheet as of September 28, 2008. If the businesses acquired fail to meet our expectations set out at the time of the acquisition or if the market capitalization of the Company’s stock trades at a depressed level for an extended period of time, we could incur significant impairment charges which could negatively impact our financial results. In addition, from time to time, we have made investments in other companies, both public and private. If the companies that we invest in are unable to execute their plans and succeed in their respective markets, we may not benefit from such investments, and we could potentially lose the amounts we invest. In addition, we evaluate our investment portfolio on a regular basis to determine if impairments have occurred. Impairment charges could have a material impact on our results of operations in any period.

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

International operations add increased volatility to our operating results. A substantial percentage of our revenues are derived from international sales, as summarized below:

(percentage of total revenues)	First six months of fiscal 2009	Twelve months of fiscal 2008	Twelve months of fiscal 2007
Americas	19%	28%	30%
Asia Pacific	64%	56%	47%
Japan	9%	9%	13%
Europe	8%	7%	10%

Total	100%	100%	100%

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

In addition, as much of our revenues are generated outside the United States, a significant portion of our cash and investment portfolio accumulates offshore. At September 28, 2008, we had cash and investments of approximately $196 million invested overseas in accounts belonging to various IDT foreign operating entities. While these amounts are primarily invested in U.S. dollars, a portion is held in foreign currencies, and all offshore balances are exposed to local political, banking, currency control and other risks. In addition, these amounts may be subject to tax and other transfer restrictions.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information with respect to repurchases of our common stock during the second quarter of fiscal 2009:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Approximate total dollar value of shares that may yet be purchased under the program (1)
June 30, 2008 – July 27, 2008	—	—	—	—
July 28, 2008 – August 24, 2008	496,500	$10.46	496,500	$112,713,955
August 25, 2008 – September 28, 2008	950,000	$10.43	950,000	$102,806,940

Total	1,446,500	$10.44	1,446,500

(1)	On January 18, 2007, the Company’s Board of Directors initiated a $200 million share repurchase program. During fiscal 2008, the Company’s Board of Directors approved a $200 million expansion of the share repurchase program to a total of $400 million. In fiscal 2008, the Company repurchased approximately 28.9 million shares at an average price of $11.60 per share for a total purchase price of $334.8 million. On April 30, 2008, the Company’s Board of Directors approved an additional $100 million expansion of the share repurchase program to a total of $500 million. During Q1 2009, the Company repurchased approximately 2.1 million shares at average price of $10.71 per share for a total purchase price of $22.3 million. During Q2 2009, the Company repurchased approximately 1.4 million shares at average price of $10.44 per share for a total purchase price of $15.1 million. Share repurchases were recorded as treasury stock and resulted in a reduction of stockholders’ equity. As of September 28, 2008, approximately $103 million was available for future share repurchases. The program is intended to reduce the number of outstanding shares of Common Stock to increase stockholder value.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 12, 2008, we held our 2008 Annual Meeting of Stockholders at our corporate headquarters, located at 6024 Silver Creek Valley Road, San Jose, California, 95138. On July 23, 2008, the record date, 169,897,452 shares of our Common Stock were outstanding and entitled to be voted. Tabulated proxies at the meeting represented 160,592,604 shares, or 94.5% of the total eligible to vote as of the record date. The results of the voting on the matters submitted to the stockholders are as follows:

Proposal I: Election of directors.

Name:	Votes For	Withheld
John Schofield	156,577,657	4,014,947
Lew Eggebrecht	147,189,795	13,402,809
Gordon Parnell	157,362,210	3,230,394
Ron Smith, Ph.D.	156,580,722	4,011,882
Nam P. Suh, Ph.D.	156,561,640	4,030,964
Theodore I, Tewksbury III, Ph.D.	157,361,069	3,231,535

Proposal II:	Approval of the amendment to the Company’s 2004 Equity Plan to increase the number of shares reserved for issuance thereunder from 24.5 million shares to 28.5 million shares.

Votes For	Against	Abstained	No Vote
117,490,816	27,580,437	83,152	15,438,199

Proposal III:	To ratify the selection of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending March 29, 2009.

Votes For	Against	Abstained
159,662,304	875,076	55,224

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a) The following exhibits are filed herewith:

Exhibit number	Description

3.2	Amended and Restated Bylaws, as amended and restated effective October 27, 2008 (1)

10.1	Executive Compensation Agreement, dated September 23, 2008, by and between Registrant and its Chief Financial Officer, Richard D. Crowley, Jr. (2)

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, dated November 6, 2008.

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, dated November 6, 2008.

32.1	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350 dated November 6, 2008.

32.2	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended and 18 U.S.C. Section 1350 dated November 6, 2008.

(1)	Incorporated by reference from Exhibit 3.1 to our Form 8-K filed October 28, 2008 (File No. 000-12695)

(2)	Incorporated by reference from Exhibit 10.1 to our Form 8-K filed September 23, 2008 (File No. 000-12695)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRATED DEVICE TECHNOLOGY, INC.

Date: November 6, 2008	/S/ THEODORE L. TEWKSBURY III
Theodore L.Tewksbury III
President and Chief Executive Officer

Date: November 6, 2008	/S/ RICHARD D. CROWLEY, JR.
Richard D. Crowley, Jr.
Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)