Form 10-Q
period 2008-12-28
INTEGRATED DEVICE TECHNOLOGY INC
filed 2009-02-06
CIK 703361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________.

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

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, as of January 25, 2009, was 164,714,983.

INTEGRATED DEVICE TECHNOLOGY, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED DECEMBER 28, 2008

PART I—FINANCIAL INFORMATION

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INTEGRATED DEVICE TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three months ended		Nine months ended
	Dec. 28, 2008	Dec. 30, 2007	Dec. 28, 2008	Dec. 30, 2007
Revenues	$167,079	$201,228	$555,828	$604,371
Cost of revenues	97,410	112,904	314,547	342,969

Gross profit	69,669	88,324	241,281	261,402

Operating expenses:
Research and development	37,247	40,616	122,398	127,191
Selling, general and administrative	30,879	38,929	96,055	127,658
Acquired in-process research and development	5,597	—	5,597	—
Goodwill and acquisition-related intangible asset impairment	339,051	—	339,051	—

Total operating expenses	412,774	79,545	563,101	254,849

Operating income (loss)	(343,105)	8,779	(321,820)	6,553
Other-than temporary impairment loss on investments	(3,000)	—	(3,000)	—
Interest expense	(14)	(20)	(47)	(89)
Interest income and other, net	(1,150)	3,443	699	13,741

Income (loss) before income taxes	(347,269)	12,202	(324,168)	20,205
Provision (benefit) for income taxes	(2,010)	(1,216)	262	3,124

Net income (loss)	$(345,259)	$13,418	$(324,430)	$17,081

Basic net income (loss) per share	$(2.06)	$0.07	$(1.92)	$0.09
Diluted net income (loss) per share	$(2.06)	$0.07	$(1.92)	$0.09
Weighted average shares:
Basic	167,412	186,720	169,354	190,240
Diluted	167,412	188,545	169,354	194,130

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED; IN THOUSANDS)

	Dec. 28, 2008	Mar. 30, 2008
Assets
Current assets:
Cash and cash equivalents	$188,216	$131,986
Short-term investments	114,184	107,205
Accounts receivable, net	65,030	83,091
Inventories	77,101	79,954
Deferred taxes assets	4,853	4,853
Prepayments and other current assets	18,766	26,081

Total current assets	468,150	433,170
Property, plant and equipment, net	74,659	81,652
Goodwill	708,863	1,027,438
Acquisition-related intangibles, net	135,471	204,489
Other assets	26,531	36,504

Total assets	$1,413,674	$1,783,253

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$41,335	$44,655
Accrued compensation and related expenses	19,585	26,621
Deferred income on shipments to distributors	20,261	24,312
Income taxes payable	—	150
Other accrued liabilities	19,099	19,978

Total current liabilities	100,280	115,716
Deferred tax liabilities	6,890	7,678
Long-term income taxes payable	20,898	20,673
Other long-term obligations	15,748	18,364

Total liabilities	143,816	162,431

Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred Stock; $0.001 par value: 10,000 shares authorized; no shares issued and outstanding	—	—
Common Stock; $0.001 par value: 350,000 shares authorized; 222,465 and 220,677 shares issued; 164,712 and 171,282 shares outstanding at December 28, 2008 and March 30, 2008, respectively	222	221
Additional paid-in capital	2,274,827	2,237,584
Treasury stock; at cost: 57,753 and 49,395 shares at December 28, 2008 and March 30, 2008, respectively	(777,847)	(715,509)
Accumulated other comprehensive income	1,640	3,080
Retained earnings (accumulated deficit)	(228,984)	95,446

Total stockholders’ equity	1,269,858	1,620,822

Total liabilities and stockholders’ equity	$1,413,674	$1,783,253

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED; IN THOUSANDS)

	Nine months ended
	Dec. 28, 2008	Dec. 30, 2007
Operating activities
Net income (loss)	$(324,430)	$17,081
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	19,880	23,207
Amortization of intangible assets	61,103	85,510
Goodwill and acquisition-related intangible asset impairment	339,051	—
Acquired in-process research and development	5,597	—
Other-than temporary impairment loss on investments	3,000	—
Gain on sale of investment in equity securities	—	(1,687)
Stock-based compensation expense	25,783	33,021
Deferred income taxes	(100)	214
Changes in assets and liabilities (net of assets acquired and liabilities assumed in business combination):
Accounts receivable, net	18,061	(2,292)
Inventories	3,060	5,470
Prepayments and other assets	10,200	(5,446)
Accounts payable	(2,727)	(2,772)
Accrued compensation and related expenses	(7,199)	(7,080)
Deferred income on shipments to distributors	(4,051)	(5,537)
Income taxes receivable and payable	3,929	4,550
Other accrued and long-term liabilities	(3,181)	(6,110)

Net cash provided by operating activities	147,976	138,129

Investing activities
Acquisition of business	(20,097)	—
Purchases of property, plant and equipment	(12,867)	(13,593)
Purchases of short-term investments	(141,475)	(113,234)
Proceeds from sales of short-term investments	18,199	26,508
Proceeds from maturities of short-term investments	117,359	86,262

Net cash used in investing activities	(38,881)	(14,057)

Financing activities
Issuance of common stock	11,147	39,147
Repurchases of common stock	(62,338)	(240,477)
Excess tax benefit from share based payment arrangements	192	—

Net cash used in financing activities	(50,999)	(201,330)

Effect of exchange rates on cash and cash equivalents	(1,866)	704

Net increase (decrease) in cash and cash equivalents	56,230	(76,554)
Cash and cash equivalents at beginning of period	131,986	246,589

Cash and cash equivalents at end of period	$188,216	$170,035

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Integrated Device Technology, Inc. (“IDT” or the “Company”) contain all adjustments (which include only normal, recurring adjustments) that are, in the opinion of management, necessary to state fairly the interim financial information included therein. Certain prior period balances have been reclassified to conform to the current period presentation. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts in the Company’s financial statements and the accompanying notes. Actual results could differ from those estimates. All references are to the Company’s fiscal quarters ended December 28, 2008 (Q3 2009), September 28, 2008 (Q2 2009), June 29, 2008 (Q1 2009), March 30, 2008 (Q4 2008), December 30, 2007 (Q3 2008), and October 2, 2006 (Q2 2006) unless otherwise indicated.

These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2008. Operating results for the three months and nine months ended December 28, 2008 are not necessarily indicative of operating results for an entire fiscal year.

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

In the Asia Pacific (“APAC”) region, the Company has distributors for which revenue is recognized upon shipment, with reserves recorded for the estimated return and pricing adjustment exposures. The determination of the amount of reserves to be recorded for stock rotation rights requires the Company to make estimates as to the amount of product which will be returned by customers within their limited contractual rights. The Company utilizes historical return rates to estimate the exposure in accordance with Statement of Financial Accounting Standards (SFAS) No. 48, “Revenue Recognition When Right of Return Exists” (SFAS 48). In addition, from time-to-time, the Company is required to give pricing adjustments to distributors for product purchased in a given quarter that remains in their inventory. These amounts are estimated by management based on discussions with customers, assessment of market trends, as well as historical practice.

Based on the terms in the agreements with its distributors and the application of this policy, the Company recognizes revenue once the distributor sells our products to an end-customer for North American and European distributors and recognizes revenue upon shipment to Japanese and other Asian distributors.

Stock-based Compensation. The fair value of employee restricted stock units is equal to the market value of the Company’s common stock on the date the award is granted. The Company estimates the fair value of employee stock options and the right to purchase shares under the employee stock purchase plan using the Black-Scholes valuation model, consistent with the provisions of the Financial Accounting Standards Board’s (FASB) SFAS No. 123 (revised 2004), “Share-Based Payment “ (SFAS 123(R)). Option-pricing models require the input of highly subjective assumptions, including the expected term of options and the expected price volatility of the stock underlying such options. In addition, the Company is required to estimate the number of stock-based awards that will be forfeited due to employee turnover based on historical trends. Finally, the Company capitalizes into inventory a portion of the periodic stock-based compensation expense that relates to employees working in manufacturing activities.

The Company updates the expected term of stock option grants annually based on its analysis of the stock option exercise behavior over a period of time. The interest rate is based on the average U.S. Treasury interest rate in effect during the applicable quarter. The Company believes that the implied volatility of its common stock is an important consideration of overall market conditions and a good indicator of the expected volatility of its common stock. However, due to the limited volume of options freely traded over the counter, the Company believes that implied volatility, by itself, is not representative of the expected volatility of its common stock. Therefore, upon adoption of SFAS 123(R), the Company revised the volatility factor used to estimate the fair value of its stock-based awards which now reflects a blend of historical volatility of its common stock and implied volatility of call options and dealer quotes on call options, generally having a term of less than twelve months. The Company has not paid, nor does it have current plans to pay dividends on its common stock in the foreseeable future.

Long-Lived Assets and Goodwill. The Company accounts for long-lived assets, including purchased intangibles other than goodwill, in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). The carrying values of such assets are evaluated whenever events or circumstances indicate that the carrying values may not be recoverable. If estimated undiscounted cash flows are not sufficient to recover the carrying values, the affected assets are considered impaired and are written down to their estimated fair value, which is generally determined on the basis of discounted cash flows or third-party appraisals.

In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), the Company tests for impairment of goodwill and other indefinite-lived assets on an annual basis, or more frequently if indicators of impairment are present. These tests are performed at the reporting unit level using a two-step, fair-value based approach. The first step, used to determine if impairment possibly exists, is to compare the carrying amount of a reporting unit, including goodwill, to its fair value. If the carrying amount of the reporting unit exceeds the fair value, the second step is to determine the amount of a possible impairment by comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill.

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

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (SFAS 161). The standard requires additional quantitative disclosures (provided in tabular form) and qualitative disclosures for derivative instruments. The required disclosures include how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows; relative volume of derivative activity; the objectives and strategies for using derivative instruments; the accounting treatment for those derivative instruments formally designated as the hedging instrument in a hedge relationship; and the existence and nature of credit-related contingent features for derivatives. SFAS 161 does not change the accounting treatment for derivative instruments. SFAS 161 is effective in the fourth quarter of fiscal year 2009. The Company is currently evaluating the impact of the pending adoption of SFAS 161 on its consolidated financial statements.

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

Note 4

Net Income (loss) Per Share

Net income per share has been computed using weighted-average common shares outstanding in accordance with SFAS 128, Earnings per Share.

	Three months ended		Nine months ended
(in thousands, except per share amounts)	Dec. 28, 2008	Dec. 30, 2007	Dec. 28, 2008	Dec. 30, 2007
Net income (loss)	$(345,259)	$13,418	$(324,430)	$17,081
Weighted average common shares outstanding	167,412	186,720	169,354	190,240
Dilutive effect of employee stock options	—	1,825	—	3,890

Weighted average common shares outstanding, assuming dilution	167,412	188,545	169,354	194,130

Basic net income (loss) per share	$(2.06)	$0.07	$(1.92)	$0.09

Diluted net income (loss) per share	$(2.06)	$0.07	$(1.92)	$0.09

Stock options to purchase 29.0 million shares and 29.6 million shares for the three and nine month periods ended December 28, 2008, respectively, and 12.3 million shares and 11.1 million shares for the three and nine month periods ended December 30, 2007, respectively, were outstanding, but were excluded from the calculation of diluted earnings per share because the exercise price of the stock options was greater than the average share price of the common shares and therefore, the effect would have been anti-dilutive. Net loss per share for the three and nine month periods ended December 28, 2008 is based only on weighted average common shares outstanding.

Note 5

Stock-Based Employee Compensation

Compensation Expense

The following table summarizes stock-based compensation expense by line items appearing in the Company’s Condensed Consolidated Statement of Operations:

	Three months ended		Nine months ended
(in thousands)	Dec. 28, 2008	Dec. 30, 2007	Dec. 28, 2008	Dec. 30, 2007
Cost of revenue	$787	$947	$2,756	$3,189
Research and development	5,101	4,782	15,402	18,128
Selling, general and administrative	3,124	3,662	7,625	11,704

Total stock-based compensation expense	9,012	9,391	25,783	33,021
Tax effect on stock-based compensation expense (1)	—	—	—	—

Total stock-based compensation expense, net of related tax effects	$9,012	$9,391	$25,783	$33,021

(1)	Assumes a zero tax rate for each period presented as the Company has a full valuation allowance.

Stock-based compensation expense recognized in the Condensed Consolidated Statement of Operations is based on awards ultimately expected to vest. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company attributes the value of stock-based compensation to expense on an accelerated method.

The following table summarizes stock-based compensation expense associated with each type of award:

	Three months ended		Nine months ended
(in thousands)	Dec. 28, 2008	Dec. 30, 2007	Dec. 28, 2008	Dec. 30, 2007
Employee stock options	$6,675	$7,907	$19,118	$28,456
Employee stock purchase plan (“ESPP”)	684	440	2,188	1,961
Restricted stock units (“RSUs”)	1,839	907	4,599	2,401
Change in amounts capitalized in inventory	(186)	137	(122)	203

Total stock-based compensation expense	$9,012	$9,391	$25,783	$33,021

Valuation Assumptions

Assumptions used in the Black-Scholes valuation model and resulting weighted average grant-date fair values were as follows:

	Three months ended		Nine months ended
	Dec. 28, 2008	Dec. 30, 2007	Dec. 28, 2008	Dec. 30, 2007
Stock option plans:
Expected term	4.67 years	4.66 years	4.59 years	4.66 years
Risk-free interest rate	2.12%	3.83%	2.79%	4.71%
Volatility	49.1%	38.5%	41.7%	43.2%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Weighted average grant-date fair value	$2.26	$4.74	$3.81	$6.33
ESPP:
Expected term	0.25 years	0.25 years	0.25 years	0.25 years
Risk-free interest rate	0.94%	3.92%	1.39%	4.67%
Volatility	55.7%	25.9%	42.3%	29.6%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Weighted average grant-date fair value	$2.21	$2.16	$2.09	$2.96

Equity Incentive Programs

The Company currently issues awards under three equity based plans in order to provide additional incentive and retention to directors and employees who are considered to be essential to the long-range success of the Company. These plans are further described below.

1994 Stock Option Plan (1994 Plan)

In May 1994, the Company’s stockholders approved the 1994 Plan. In September 2000, the Company’s stockholders elected to extend the plan to expire in 2010. Under the 1994 Plan, 13,500,000 shares of common stock have been made available for issuance as stock options to employees, officers, directors, consultants, independent contractors and advisors of the Company and its affiliates. Shares issuable upon exercise of stock options granted pursuant to the Company’s 1985 Incentive and Nonqualified Stock Option Plan that expire or become unexercisable for any reason without having been exercised in full are also available for distribution under the 1994 Plan (not to exceed 10,000,000 shares). Options granted by the Company under the 1994 Plan generally expire seven years from the date of grant and generally vest over a four-year period from the date of grant. The exercise price of the options granted by the Company under the 1994 Plan shall not be less than 100% of the fair market value for a common share subject to such option on the date the option is granted. As of December 28, 2008, 1,197,024 shares remain available for future grant under the 1994 Plan.

2004 Equity Plan (2004 Plan)

In September 2004, the Company’s stockholders approved the 2004 Plan. Under the 2004 Plan, 28,500,000 shares of common stock have been made available for issuance as stock options, restricted stock awards, stock appreciation rights, performance awards, restricted stock unit awards, and stock-based awards to employees, directors and consultants, of which a maximum of 4,000,000 shares are eligible for non-option “full value” awards. The 2004 Plan allows for time-based and performance-based vesting for the awards. Options granted by the Company under the 2004 Plan generally expire seven years from the date of grant and generally vest over a four-year period from the date of grant, with one-quarter of the shares of common stock vesting on the one-year anniversary of the grant date and the remaining shares vesting monthly for the 36 months thereafter. The exercise price of the options granted by the Company under the 2004 Plan shall not be less than 100% of the fair market value for a common share subject to such option on the date the option is granted. Full value awards made under the 2004 Plan shall become vested over a period of not less than three years (or, if vesting is performance-based, over a period of not less than one year) following the date such award is made; provided, however, that full value awards that result in the issuance of an aggregate of up to 5% of common stock available under the 2004 Plan may be granted to any one or more participants without respect to such minimum vesting provisions. As of December 28, 2008, 9,723,423 shares remain available for future grant under the 2004 Plan.

Restricted stock units available for grant by the Company under the 2004 Plan generally vest over a 48-month period from the grant date. Prior to vesting, participants holding restricted stock units do not have shareholder rights. Shares are issued on or as soon as administratively practicable following the vesting date of the restricted stock units and upon issuance, recordation and delivery, the participant will have all the rights of a shareholder of the Company with respect to voting such stock and receipt of dividends and distributions on such stock. As of December 28, 2008, 1,259,516 restricted stock unit awards were outstanding under the 2004 Plan.

The following table summarizes the Company’s stock option activities for the nine months ended December 28, 2008:

(in thousands, except per share amounts)	Shares	Weighted Average Exercise Price
Options outstanding as of March 30, 2008	30,506	$13.00
Granted	3,406	10.10
Exercised	(346)	9.33
Canceled, forfeited or expired	(4,545)	14.48

Options outstanding as of December 28, 2008	29,021	12.48

Options exercisable at December 28, 2008	21,058	$12.57

As of December 28, 2008, the weighted average remaining contractual life of options outstanding was 3.7 years and the aggregate intrinsic value was $0.2 million. The weighted average remaining contractual life of options exercisable was 3.0 years and the aggregate intrinsic value was $0.1 million. Unrecognized compensation cost related to non-vested stock-based awards, net of estimated forfeitures was $15.2 million and will be recognized over a weighted average period of 1.2 years.

As of December 28, 2008, stock options vested and expected to vest totaled approximately 27.9 million shares, with a weighted-average exercise price of $12.51 per share and a weighted average remaining contractual life of 3.6 years. The aggregate intrinsic value was approximately $0.2 million.

	Three months ended		Nine months Ended
(in thousands)	Dec. 28, 2008	Dec. 30, 2007	Dec. 28, 2008	Dec. 30, 2007
Net cash proceeds from options exercised	$0	$4,576	$3,226	$30,491
Total intrinsic value of options exercised	$0	$972	$734	$11,782
Realized excess tax benefits from options exercised (1)	$192	$0	$192	$0

(1)	For the three months ended December 28, 2008, approximately $192 thousand of U.S. income tax benefits related to the exercise of certain employee stock options decreased income taxes payable and were credited to additional paid in capital.

The following table summarizes the Company’s restricted stock unit activities for the nine months ended December 28, 2008:

	Shares (in thousands)	Weighted Average Grant Date Fair Value
RSU’s outstanding as of March 30, 2008	627	$14.53
Granted	919	11.59
Released	(158)	14.64
Forfeited	(128)	13.22

Outstanding at December 28, 2008	1,260	$12.50

As of December 28, 2008, there was approximately $7.1 million of unrecognized compensation cost related to restricted stock units granted under the Company’s equity incentive plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.8 years.

As of December 28, 2008, restricted stock units vested and expected to vest totaled approximately 1.0 million shares, with a weighted average remaining contractual life of 1.6 years. The aggregate intrinsic value was approximately $5.3 million.

1984 ESPP

In July 1984, the Company’s stockholders approved the 1984 ESPP under which eligible employees may purchase shares of the Company’s common stock through payroll deductions (not to exceed 15% of such employee’s compensation) at no lower than 85% of the fair market value of the common stock on the first day or the last day of each fiscal quarter, whichever is lower. Under the 1984 ESPP, 15,100,000 shares of common stock have been made available for issuance. The 1984 ESPP is implemented by successive quarterly purchase periods commencing on the first day of each fiscal quarter of the Company. In order to maintain its qualified status under Section 423 of the Internal Revenue Code, the 1984 ESPP imposes certain restrictions, including the limitation that no employee is permitted to participate in the 1984 ESPP if the rights of such employee to purchase common stock of the Company under the 1984 ESPP and all similar purchase plans of the Company or its subsidiaries would accrue at a rate which exceeds $25,000 of the fair market value of such stock (determined at the time the right is granted) for each calendar year. During the nine months ended December 28, 2008, the Company issued 1,282,871 shares of common stock with a weighted-average purchase price of $6.17 per share.

Note 6

Balance Sheet Detail

(in thousands)	Dec. 28, 2008	March 30, 2008
Inventories
Raw materials	$7,227	$4,674
Work-in-process	38,330	43,556
Finished goods	31,544	31,724

Total inventories	$77,101	$79,954

Other long-term obligations
Deferred compensation related liabilities	$11,693	$12,858
Long-term portion of deferred gain on equipment sales	825	897
Long-term portion of lease impairment obligations	945	1,103
Long-term portion of supplier obligations	2,145	3,086
Other	140	420

Total other long-term obligations	$15,748	$18,364

Note 7

Deferred Income On Shipments to Distributors

Included in the caption “Deferred income on shipments to distributors” on the consolidated balance sheet are amounts related to shipments to certain distributors for which revenue is not recognized until our product has been sold by the distributor to an end customer. The components at December 28, 2008 and March 30, 2008 were as follows:

(in thousands)	Dec. 28, 2008	March 30, 2008
Gross deferred revenue	$25,779	$30,741
Gross deferred costs	5,518	6,429

Deferred income on shipments to distributors	$20,261	$24,312

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

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis in accordance with SFAS 157 as of December 28, 2008:

	Fair Value at Reporting Date Using:
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Balance
Cash Equivalents and Short Term Investments:
Money market funds	$128,094	$—	$128,094
US government treasuries and agencies securities	93,063		93,063
Corporate commercial paper		24,853	24,853
Bank deposits		21,778	21,778
Corporate bonds		13,399	13,399
Certificates of deposits		6,680	6,680
Government bonds		1,050	1,050
Asset back securities		293	293
Other Assets:
Assets related to non-qualified deferred compensation plan		9,829	9,829

Total assets measured at fair value	$221,157	$77,882	$299,039

Liabilities:
Non-qualified deferred compensation obligations	—	11,693	11,693

Total liabilities measured at fair value	$—	$11,693	$11,693

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

The Company maintains an unfunded deferred compensation plan to provide benefits to executive officers and other key employees. Under the plan, participants can defer any portion of their salary and bonus compensation into the plan and may choose from a portfolio of funds from which earnings are measured. Participant balances are always 100% vested. The deferred compensation plan obligation is recorded at fair value based on the quoted prices of the underlying mutual funds and included in Other long-term obligations on the Company’s Condensed Consolidated Balance Sheets. Increases or decreases related to the obligations are recorded in operating expenses. Additionally, the Company has set aside assets in a separate trust that is invested in corporate owned life insurance intended to substantially offset the liability under the plan. The value of these assets is determined by the quoted prices of the underlying mutual funds of the life insurance adjusted by the insurance premium charges and is included in Other assets on the Company’s Condensed Consolidated Balance Sheets. Gains or losses of these assets are recorded in Interest income and other, net. The Company has identified both its assets and liability related to the plan within Level 2 in the fair value hierarchy as these valuations are based on observable market data obtained directly from the dealer or observable price quotes for similar assets such as the underlying mutual fund pricing. As of December 28, 2008, we do not maintain any assets or liabilities with a Level 3 valuation that would require a high level judgment to determine fair value.

Cash equivalents are highly liquid investments with original maturities of three months or less at the time of purchase. The Company maintains its cash and cash equivalents with reputable major financial institutions. Deposits with these banks may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits or similar limits in foreign jurisdictions. These deposits typically may be redeemed upon demand and, therefore, bear minimal risk. In addition, a significant portion of cash equivalents is concentrated in money market funds which have either elected to participate in the U.S. Treasury’s Temporary Guarantee Program for Money Market Funds, or have invested in U.S. government treasuries only. While the Company monitors daily the cash balances in its operating accounts and adjusts the balances as appropriate, these balances could be impacted if one or more of the financial institutions with which the Company deposits fails or is subject to other adverse conditions in the financial markets. As of today, the Company has not experienced any loss in its operating accounts.

All of the Company’s available-for-sale investments are subject to a periodic impairment review. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. This determination requires significant judgment. For publicly traded investments, impairment is determined based upon the specific facts and circumstances present at the time, including a review of the closing price over the length of time, general market conditions and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for recovery. Although the Company believes its portfolio continues to be comprised of sound investments due to high credit ratings and government guarantees of the underlying investments, a further decline in the capital and financial markets would adversely impact the market values of its investments and their liquidity. The Company continually monitors the credit risk in its portfolio and future developments in the credit markets and makes appropriate changes to its investment policy as deemed necessary. The Company did not record any impairment charges related to its short-term investments in Q3 2009.

Note 9

Investment in Non-Marketable Equity Securities

In conjunction with the merger with Integrated Circuit Systems, Inc. (ICS), the Company acquired an investment in Best Elite International Limited (“Best Elite”). Best Elite is a private company, which owns a wafer fabrication facility in Suzhou, China. The Company purchases wafers from Best Elite’s wafer fabrication facility for certain legacy ICS products. In accordance with Accounting Principle Board Opinion 18, “The Equity Method of Accounting for Investment in Common Stock” (APB 18), the Company accounts for this investment under cost method. During Q3 2009, the Company identified indicators of impairment during its review of this investment. In determining whether a decline in value of its investment in Best Elite has occurred and is other than temporary, an assessment is made by considering available evidence, including the general market conditions in the wafer fabrication industry, Best Elite’s financial condition, near-term prospects, market comparables and subsequent rounds of financing. The valuation also takes into account the Best Elite’s capital structure, liquidation preferences for its capital and other economic variables. The valuation methodology for determining the decline in value of non-marketable equity securities is based on inputs that require management judgment. Based on the results, the Company recognized other-than-temporary impairment charge of $3.0 million related to this investment during Q3 2009 to write it down to its estimated fair value of $2.0 million.

Note 10

Business Combinations

Acquisition of certain assets of Silicon Optix

On October 20,2008, the Company completed its acquisition of certain video signal processing technology and related assets along with members of the Silicon Optix’s engineering teams. The total purchase price was approximately $20.1 million, including approximately $0.7 million of acquisition-related transaction costs. A summary of the total purchase price is as follows:

(in millions)
Cash paid	$19.4
Acquisition-related transaction costs	0.7

Total purchase price	$20.1

In accordance with SFAS 141, Business Combinations, the Company has allocated the purchase price to the tangible and intangible assets acquired and liabilities assumed, including in-process research and development, based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. The acquisition provided the Company with a video signal processing technology, team of engineers, certain assets and a product line involving video technologies. The Company believes these technologies will allow it to pursue expanded opportunities, particularly in the emerging high-definition video market. These opportunities, along with the ability to sell video products to the existing base of IDT customers, were significant contributing factors to the establishment of the purchase price. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management estimates and assumptions, including third-party valuations that utilize established valuation techniques appropriate for the high-technology industry. As of December 28, 2008, approximately $0.9 million of the total goodwill is expected to be deductible for tax purposes over 15 years. In accordance with SFAS 142, Goodwill and Intangible Assets, goodwill is not amortized but will be reviewed at least annually for impairment. Purchased intangibles with finite lives are being amortized over their respective estimated useful lives on a straight line basis. The purchase price has been allocated as follows:

(in millions)	Fair Value
Net tangible assets acquired	$0.6
Amortizable intangible assets	4.7
In-process research and development	5.6
Goodwill	9.2

Total purchase price	$20.1

A summary of the allocation of amortizable intangible assets is as follows:

	Fair Value (in millions)	Method	Useful Lives from Date of Acquisition (years)
Amortizable intangible assets:
Existing Technologies	$3.7	Straight-Line	3-7
Customer Relationships	0.5	Straight-Line	3
Trade Name	0.5	Straight-Line	7

Total	$4.7

Useful lives are primarily based on the underlying assumptions used in the discounted cash flow (DCF) models.

Net Tangible Assets

Assets were reviewed and adjusted, if required, to their estimated fair value.

Amortizable Intangible Assets

Existing technologies consists of products that have reached technological feasibility. The Company valued the existing technologies utilizing a DCF model, which used forecasts of future revenues and expenses related to the intangible assets. The Company utilized discount factors of 24% and 32% for existing technologies and is amortizing the intangible assets on a straight-line basis over 3 to 7 years.

The value of the customer relationships intangible asset was estimated using a DCF model, which used forecasts of future revenues and expenses related to the intangible assets. The Company utilized a discount factor of 24% and is amortizing this intangible asset on a straight-line basis over 3 years.

The Silicon Optix’s trade names were valued using the relief from royalty method, which represents the benefit of owning this intangible asset rather than paying royalties for its use. The Company utilized a discount factor of 27% and is amortizing this intangible asset on a straight-line basis over 7 years.

In-process Research and Development (IPR&D)

Of the total purchase price, $5.6 million was allocated to IPR&D. Projects that qualify as IPR&D represent those that have not yet reached technological feasibility and which have no alternative future use. Technological feasibility is established when an enterprise has completed all planning, designing, coding, and testing activities that are necessary to establish that a product can be produced to meet its design specifications, including functions, features, and technical performance requirements. The value of IPR&D was determined by considering the importance of each project to the Company’s overall development plan, estimating costs to develop the purchased IPR&D into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value based on the percentage of completion of the IPR&D projects. The Company utilized the DCF method to value the IPR&D, using a discount factor of 32%.

Note 11

Goodwill and Other Intangible Assets

Goodwill and identified intangible asset balances are summarized as follows:

	December 28, 2008
(in thousands)	Gross assets	Accumulated amortization	Net assets
Goodwill	$708,863	$—	$708,863

Identified intangible assets:
Existing technology	280,255	(186,011)	94,244
Trademarks	10,888	(8,616)	2,272
Customer relationships	158,978	(120,902)	38,076
Foundry & Assembler relationships	64,708	(64,210)	498
Non-compete agreements	53,165	(52,924)	241
Other	31,174	(31,034)	140

Subtotal, identified intangible assets	599,168	(463,697)	135,471

Total goodwill and identified intangible assets	$1,308,031	$(463,697)	$844,334

	March 30, 2008
(in thousands)	Gross assets	Accumulated amortization	Net assets
Goodwill	$1,027,438	$—	$1,027,438

Identified intangible assets:
Existing technology	288,558	(144,570)	143,988
Trademarks	10,534	(7,716)	2,818
Customer relationships	158,396	(103,506)	54,890
Foundry & Assembler relationships	65,256	(63,219)	2,037
Non-compete agreements	53,165	(52,688)	477
Other	31,174	(30,895)	279

Subtotal, identified intangible assets	607,083	(402,594)	204,489

Total goodwill and identified intangible assets	$1,634,521	$(402,594)	$1,231,927

In accordance with SFAS 142, “Goodwill and Other Intangible Assets”, goodwill is reviewed for impairment annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. These tests are performed at the reporting unit level using a two-step method. The first step, used to determine if impairment possibly exists, is to compare the carrying amount of a reporting unit, including goodwill, to its fair value. If the carrying amount of the reporting unit exceeds the fair value, the second step is to determine the amount of a possible impairment by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables. The Company completed its annual review of the goodwill during the fourth quarter ended March 30, 2008 and concluded that there was no impairment. Due to the recent extraordinary market and economic conditions, the Company experienced a decline in its stock price, resulting in the Company’s market capitalization falling below its net book value. In addition, due to the increased competitive pressure within certain of the Company’s markets, as well as the deteriorating macro-economic environment, which caused a decline in its revenue, operating income, and cash flow forecasts, the Company concluded that indicators existed requiring it to perform an interim goodwill impairment analysis at December 28, 2008. Accordingly, the Company performed an interim goodwill impairment analysis for each of its five reporting units. The first step of the analysis is to calculate the fair value of each of its five reporting units. The fair value of each reporting unit is estimated based on an average weighting of both projected discounted future cash flows (the income approach) and use of comparative market multiples (the market approach). The market approach compares the Company to other comparable companies based on valuation multiples to arrive at fair value adjusted for a control premium. Based on the preliminary results, the carrying value of the Computing and Multimedia (CMD) reporting unit exceeded its fair value, indicating a potential goodwill impairment existed. As a result, the Company performed the second step of the impairment test to determine the implied goodwill of this reporting unit, which is the difference between the estimated fair value of this reporting unit and the sum of the fair value of the identified recognized and unrecognized net assets. The net assets include tangible and intangible assets, such as developed technology, in-process research and development, trade name and backlog. The result of the second step of the goodwill analysis indicated that the goodwill related to the CMD reporting unit was impaired. Accordingly, the Company wrote down the carrying amount of goodwill to its estimated implied fair value and recognized an estimated goodwill impairment charge of $326.4 million as of December 28, 2008. The Company currently expects to finalize its goodwill impairment analysis during the fourth quarter ended March 29, 2009. Any adjustments to the Company’s preliminary estimates as a result of the completion of this analysis may materially impact its operating results and financial position for the fourth quarter ended March 29, 2009.

The Company made several assumptions to establish inputs for its fair value calculations. The Company used the long term growth rates from 3% to 7% to calculate the terminal value of its reporting units. The Company used the discount rates that ranged between 19% and 32% with most clustered around 22% to calculate the discounted cash flows. The discount rates were higher than the range of 13% to 32% used in the prior year. The Company believes that the assumptions and rates used in its interim impairment test under SFAS 142 are reasonable; however, they are judgmental, and variations in any of the assumptions or rates could result in a materially different amount of the impairment charge.

In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, long-lived assets are reviewed whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Recoverability of long-lived assets is measured by a comparison of the carrying amount of the asset group to the future undiscounted net cash flows expected to be generated by those assets. If such assets are considered to be impaired, the impairment charge recognized is the amount by which the carrying amounts of the assets exceeds the fair value of the assets. As a result of the impairment indicator described above, the Company performed an impairment analysis for its long-lived assets, including its intangible assets subject to amortization. The analysis indicated that some of the identified intangible assets are not recoverable as the sum of its estimated future undiscounted cash flows were below the asset’s carrying value and accordingly, the Company estimated the fair value of these identified assets using a discounted cash flow analysis to measure the impairment loss. As a result of this analysis, the Company wrote off the difference between the identified intangible assets’ estimated fair values and the carrying values and recognized an impairment charge of $12.7 million in Q3 2009.

Given the current global economic conditions, the various factors including the Company’s market capitalization, forecasted revenue and costs, risk-adjusted discount rates, future economic conditions, determination of appropriate market comparables and expected periods over which its assets will be utilized and other variables are inherently uncertain. Should actual results differ significantly from current estimates, the Company may need to further write-down goodwill and intangible asset values to their fair values, which could result in material charges that could impact its operating results and financial positions.

Amortization expense for identified intangibles is summarized below:

	Three months ended		Nine months ended
(in thousands)	Dec. 28, 2008	Dec. 30, 2007	Dec. 28, 2008	Dec. 30, 2007
Existing technology	$13,349	$14,145	$41,441	$42,620
Trademarks	294	301	900	1,616
Customer relationships	5,666	8,425	17,396	25,276
Foundry & assembler relationships	289	1,060	991	3,180
Non-compete agreements	35	134	236	11,533
Other	19	427	139	1,285

Total	$19,652	$24,492	$61,103	$85,510

Based on the identified intangible assets recorded at December 28, 2008, the future amortization expense of identified intangibles for the next five fiscal years is as follows (in thousands):

Fiscal year	Amount
Remainder of FY 2009	$18,286
2010	47,978
2011	26,917
2012	19,189
2013	11,123
Thereafter	11,978

Total	$135,471

Note 12

Comprehensive Income

The components of comprehensive income were as follows:

	Three months ended		Nine months ended
(in thousands)	Dec. 28, 2008	Dec. 30, 2007	Dec. 28, 2008	Dec. 30, 2007
Net income (loss)	$(345,259)	$13,418	$(324,430)	$17,081
Currency translation adjustments	(905)	161	(1,636)	503
Change in net unrealized loss on investment	826	32	196	(1,446)

Comprehensive income (loss)	$(345,338)	$13,611	$(325,870)	$16,138

The components of accumulated other comprehensive income were as follows:

(in thousands)	Dec. 28, 2008	March 30, 2008
Cumulative translation adjustments	$892	$2,528
Unrealized gain (loss) on available-for-sale investments	748	552

Total accumulated other comprehensive income	$1,640	$3,080

During the first nine months of fiscal 2008, the Company sold approximately 1.2 million shares, or 89% of its equity investment in Maxtek for proceeds, net of commissions, totaling approximately $2.7 million and recognized a gain of $1.7 million, which was classified within Interest income and other, net. During the remainder of fiscal year 2008, the Company sold the remaining shares of its equity investment in Maxtek for proceeds, net of commissions, totaling approximately $0.2 million and recognized a gain of $0.1 million, which was classified within interest income and other, net.

Note 13

Derivative Financial Instruments

As a result of its international operations, sales and purchase transactions, the Company is subject to risks associated with fluctuating currency exchange rates. The Company may use derivative financial instruments to hedge these risks when instruments are available and cost effective in an attempt to minimize the impact of currency exchange rate movements on its operating results and on the cost of capital equipment purchases. The Company may enter into hedges of forecasted transactions when the underlying transaction is highly probable and reasonably certain to occur within the subsequent twelve months. Examples of these exposures would include forecasted expenses of a foreign manufacturing plant, design center or sales office. The Company may additionally enter into a derivative to hedge the foreign currency risk of a capital equipment purchase if the capital equipment purchase order is executed and designated as a firm commitment. As of the end of Q3 2009 and Q3 2008, the Company did not have any outstanding foreign currency contracts that were designated as hedges of forecasted cash flows or capital equipment purchases. The Company does not enter into derivative financial instruments for speculative or trading purposes.

The Company may also utilize currency forward contracts to hedge currency exchange rate fluctuations related to certain short term foreign currency assets and liabilities. Gains and losses on these undesignated derivatives offset gains and losses on the assets and liabilities being hedged and the net amount is included in earnings. An immaterial amount of net gains and losses were included in interest income and other, net during the first nine months of fiscal 2009 and 2008.

Besides foreign exchange rate exposure, the Company’s cash and investment portfolios are subject to risks associated with fluctuations in interest rates. While the Company’s policies allow for the use of derivative financial instruments to hedge the fair values of such investments, the Company has yet to enter into this type of hedging arrangement.

Note 14

Industry Segments

During Q2 2009, the Company announced a re-organization of its business units into five operating segments. The five operating segments are Communications, Network, Enterprise and Computing, Computing and Multimedia and Video. The re-organization was performed to align the organization and resources with the Company’s strategy, customers and methods of doing business as well as to reduce costs and was fully implemented in Q3 2009. As a result, the Company reevaluated its reportable business segments in accordance with SFAS 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS 131), resulting in a change in the Company’s reportable segments from three (Networking segment, Timing and Memory Interface segment and Standard Products and Others segment) to two reportable segments (Communications segment and Computing and Consumer segment). The Communications and Network operating segments are aggregated into Communications reportable segment, while Enterprise Computing, Computing and Multimedia and Video operating segments are aggregated into Computing and Consumer reportable segment

This change in segment reporting had no impact on the Company’s consolidated balance sheets, statements of operations, statements of cash flows or statements of stockholders’ equity for any periods. The Chief Executive Officer has been identified as the Chief Operating Decision Maker as defined by SFAS 131.

The segment information for three month and nine month period ended December 30, 2007 has been adjusted retrospectively to conform to the current period presentation. These two reportable business segments are as follows:

•

Communications segment: includes network search engines (NSEs), RapidIO® switching solutions, flow-control management devices, FIFOs, multi-port products, integrated communications processors, high-speed SRAM, military application, digital logic, telecommunications.

•	Computing and Consumer segment: includes clock generation and distribution products, high-performance server memory interfaces, PCI Express® switching solutions, PC audio and video products.

The tables below provide information about these segments:

Revenues by segment

	Three months ended		Nine months ended
(in thousands)	Dec. 28, 2008	Dec. 30, 2007	Dec. 28, 2008	Dec. 30, 2007
Communications	$70,639	$83,821	$249,434	$261,567
Computing and Consumer	96,440	117,407	306,394	342,804

Total consolidated revenues	$167,079	$201,228	$555,828	$604,371

Income (loss) by segment

	Three months ended		Nine months ended
(in thousands)	Dec. 28, 2008	Dec. 30, 2007	Dec. 28, 2008	Dec. 30, 2007
Communications	$21,295	$22,993	$86,015	$70,707
Computing and Consumer	9,557	21,532	25,739	58,680
Amortization of intangible assets	(19,652)	(24,492)	(61,103)	(85,510)
Acquisition related costs and other	2	(398)	8	(2,045)
Acquired in-process research and development	(5,597)	—	(5,597)	—
Goodwill impairment	(326,390)	—	(326,390)	—
Acquisition-related intangible asset impairment	(12,661)	—	(12,661)	—
Restructuring and related	(597)	(1,503)	(1,902)	(1,962)
Facility closure costs	(50)	38	(146)	(296)
Stock-based compensation expense	(9,012)	(9,391)	(25,783)	(33,021)
Other-than-temporary investment loss	(3,000)	—	(3,000)	—
Interest income and other	(1,150)	3,443	699	13,741
Interest expense	(14)	(20)	(47)	(89)

Income (loss) before income taxes	$(347,269)	$12,202	$(324,168)	$20,205

The Company does not allocate restructuring, acquisition-related costs, stock-based compensation, interest income and other, and interest expense to its segments. In addition, the Company does not allocate assets to its segments. The Company excludes these items consistent with the manner in which it internally evaluates its results of operations.

Note 15

Commitments and Contingencies

Guarantees

As of December 28, 2008, the Company’s financial guarantees consisted of guarantees and standby letters of credit, which are primarily related to the Company’s electrical utilities in Malaysia, utilization of non-country nationals in Malaysia and Singapore, consumption tax in Japan and value-added tax obligations in Singapore and Holland, and a workers’ compensation plan in the United States. The maximum amount of potential future payments under these arrangements is approximately $2.7 million.

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

The Company maintains an accrual for obligations it incurs under its standard product warranty program and customer, part, or process specific matters. The Company’s standard warranty period is one year, however in certain instances the warranty period may be extended to as long as two years. Management estimates the fair value of the Company’s warranty liability based on actual past warranty claims experience, its policies regarding customer warranty returns and other estimates about the timing and disposition of product returned under the standard program. Customer, part, or process specific reserves are estimated using a specific identification method. Historical profit and loss impact related to warranty returns activity has been minimal. The total accrual was $0.4 million as of December 28, 2008 and March 30, 2008.

Litigation

On October 24, 2006, the Company was served with a civil antitrust complaint filed by Reclaim Center, Inc., et. al. as plaintiffs in the U.S. District Court for the Northern District of California against the Company and 37 other entities on behalf of a purported class of indirect purchasers of Static Random Access Memory (“SRAM”) products. The Complaint alleges that the Company and other defendants conspired to raise the prices of SRAM, in violation of Section 1 of the Sherman Act, the California Cartwright Act, and several other states’ antitrust, unfair competition, and consumer protection statutes. Shortly thereafter, a number of other plaintiffs filed similar complaints on behalf of direct and indirect purchasers of SRAM. Given the similarity of the complaints, the Judicial Panel on Multidistrict Litigation transferred the cases to a single judge in the Northern District of California and consolidated the cases for pretrial proceedings in February 2007. The consolidated cases are captioned

In re Static Random Access Memory (SRAM) Antitrust Litigation. In August 2007, direct purchasers of SRAM and indirect purchasers of SRAM filed separate Consolidated Amended Complaints. The Company was not named as a defendant in either complaint. Pursuant to tolling agreements with the indirect and direct purchaser plaintiffs, the statute of limitations was tolled until January 10, 2009 as to potential claims against the Company. The Company intends to pursuant a further extension of the tolling agreement.

In addition, on May 14, 2007, the Company was served with a Civil Investigative Demand from the State of Florida concerning SRAM products. The Company and the State of Florida have reached an agreement that suspends its obligation to respond to the CID. The agreement also tolled the statute of limitations until January 21, 2009 as to potential claims against the Company. The Company intends to pursuant a further extension of the tolling agreement. Complaints concerning SRAM products have also been filed against the Company in Ontario, British Columbia and Quebec, Canada. The allegations in these Complaints are parallel to the allegations in the Complaints pending in the United States. On March 19, 2008, the Company entered into a tolling agreement with the plaintiffs in the Ontario, British Columbia and Quebec actions. On March 25, 2008, the Ontario Superior Court of Justice entered an order that discontinued the action in Ontario against the Company without prejudice. On May 2, 2008, a Notice of Discontinuance was filed by the plaintiff in the Supreme Court of British Columbia, resulting in a discontinuation of the action against the Company without prejudice. On August 28, 2008, the court in Quebec issued an order of discontinuance with respect to the Company. The Company cannot predict their outcome or provide an estimate of any possible losses. Any litigation could be costly, divert our management’s attention and could have a material and adverse effect on the Company’s business, results of operations, financial condition or cash flows. The Company intends to vigorously defend these actions.

In April 2008, LSI Corporation and its wholly owned subsidiary Agere Systems Inc. (collectively “LSI”) instituted an action in the United States International Trade Commission (“ITC”), naming the Company and 17 other respondents. The ITC action seeks an exclusion order to prevent importation into the U.S. of semiconductor integrated circuit devices and products made by methods alleged to infringe an LSI patent relating to tungsten metallization in semiconductor manufacturing. LSI also filed a companion case in the U.S. District Court for the Eastern District of Texas seeking an injunction and damages of an unspecified amount relating to such alleged infringement. Since the initiation of both actions, five additional parties have been named as respondents/defendants in the respective actions. The action in the U.S. District Court has been stayed pending the outcome of the ITC action. The ITC action is currently scheduled for hearing July 20, 2009 through July 24, 2009. The Company cannot predict their outcome or provide an estimate of any possible losses. Any litigation could be costly, divert the management’s attention and could have a material and adverse effect on the Company’s business, results of operations, financial condition or cash flows. The Company intends to vigorously defend the litigation.

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

Note 16

Restructuring

The following table shows the breakdown of the restructuring charges and the liability remaining as of December 28, 2008:

(In thousands)	Cost of goods sold Restructuring	Operating Expenses Restructuring
Balance as of March 30, 2008	$433	$1,132
Non-cash charges	655	149
Cash payments	(712)	(337)

Balance as of June 29, 2008	$376	$944
Non-cash charges	—	471
Cash payments	(15)	(59)

Balance as of Sept. 28, 2008	361	1,356
Non-cash charges	143	454
Cash payments	(142)	(636)

Balance as of Dec. 28, 2008	$362	$1,174

Restructuring Actions

During Q3 2009, the Company initiated restructuring actions, which primarily affected its military business and Corporate Technology Group. These restructuring actions were taken to better allocate its engineering resources to maximize revenue potential. These actions resulted in the reduction of approximately 26 employees. The Company recorded a one-time restructuring expense of approximately $0.6 million for severance benefits associated with these restructuring actions in Q3 2009.

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

During Q1 2009, the Company initiated restructuring actions, which primarily affected its manufacturing personnel in Penang, Malaysia as well as sales personnel in the U.S.and Sweden, including the closure of its Sweden office. The Company took these restructuring actions to rebalance its workforce to better align with its growth opportunities. These restructuring actions resulted in the reduction of approximately 79 employees. The Company recorded a one-time restructuring expense of approximately $0.8 million for severance benefits associated with these restructuring actions in Q1 2009. All termination payments were made in Q2 2009.

During Q2 2006, the Company completed the consolidation of its Northern California workforce into its San Jose headquarters and exited leased facilities in Salinas and Santa Clara. Upon exiting the buildings the Company recorded lease impairment charges of approximately $6.5 million, which represented the future rental payments under the agreements, reduced by an estimate of sublease income, and discounted to present value using an interest rate applicable to the Company. These charges were recorded as cost of revenues of $2.6 million, research and development (R&D) of $2.1 million and selling, general and administrative (SG&A) of $2.4 million. In addition, the Company also wrote-off approximately $0.6 million of leasehold improvements and assets no longer in use. In fiscal 2008, the Company entered into a sublease agreement for its Salinas facility, resulting in a reduction to its accrued lease liabilities by $0.2 million. Since the initial restructuring, the Company has made lease payments of $6.2 million related to vacated facilities in Santa Clara and Salinas. As of December 28, 2008, the remaining accrued lease liabilities were $1.2 million.

Note 17

Income Taxes

The Company recorded an income tax benefit of approximately $2.0 million in Q3 2009 compared to a benefit of approximately $1.2 million in Q3 2008. The increase is primarily attributable to benefits recorded in Q3 2009 consisting of a $1.0 million tax benefit related to reductions in deferred tax liabilities resulting from a preliminary goodwill impairment charge recorded in the quarter, a reduction in foreign taxes of $0.6 million due to decreased profits and an increase in recorded tax benefits of $0.5 million related to true-up of a tax return filing in Malaysia during the quarter. Not included in the Q3 2009 provision is the benefit for reduced tax rates in Singapore of $1.2 million recorded in Q3 2008. The provision for income taxes for Q3 2009 was determined using the annual effective tax rate method.

As of December 28, 2008 and March 30, 2008, the unrecognized tax benefits without interest and penalties were approximately $43.7 million and $42.8 million respectively, of which $18.8 million would affect the Company’s effective tax rate if recognized. The increase in the unrecognized tax benefits during the quarter was primarily related to uncertain tax positions regarding transfer pricing between its related entities.

As of December 28, 2008 and March 30, 2008, the Company was subject to examination in the U.S. federal tax jurisdiction for fiscal years beginning with 2002. The Company was also subject to examination in various state and foreign jurisdictions for tax years beginning with 2002, none of which were individually material.

Note 18

Share Repurchase Program

On January 18, 2007, the Company’s Board of Directors initiated a $200 million share repurchase program. During fiscal 2008, the Company’s Board of Directors approved a $200 million expansion of the share repurchase program to a total of $400 million. In fiscal 2008, the Company repurchased approximately 28.9 million shares at an average price of $11.60 per share for a total purchase price of $334.8 million. On April 30, 2008, the Company’s Board of Directors approved an additional $100 million expansion of the share repurchase program to a total of $500 million. During Q1 2009, the Company repurchased approximately 2.1 million shares at average price of $10.71 per share for a total purchase price of $22.3 million. During Q2 2009, the Company repurchased approximately 1.4 million shares at average price of $10.44 per share for a total purchase price of $15.1 million. During Q3 2009, the Company repurchased approximately 4.8 million shares at average price of $5.16 per share for a total purchase price of $24.9 million. Share repurchases were recorded as treasury stock and resulted in a reduction of stockholders’ equity. As of December 28, 2008, approximately $78.0 million was available for future share repurchases. The program is intended to reduce the number of outstanding shares of Common Stock to increase stockholder value.

Note 19

Subsequent Event

In January 2009, the Company initiated a restructuring plan, intended to align its spending with demand that has weakened in the slowing economy. The restructuring plan includes a reduction of approximately 7% of the Company’s worldwide workforce. As a result of the cost-cutting measures, the Company estimates that it will incur charges of approximately $5.5 million to $6.5 million for these actions in the fourth quarter of fiscal year 2009 ending March 29, 2009. The reductions are expected to be completed in the fourth quarter of fiscal 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All references are to our fiscal quarters ended December 28, 2008 (Q3 2009), September 28, 2009 (Q2 2009), June 29, 2008 (Q1 2009), March 30, 2008 (Q4 2008), December 30, 2007 (Q3 2008), September 30, 2007 (Q2 2008) and July 1, 2007 (Q1 2008) unless otherwise indicated. Quarterly financial results may not be indicative of the financial results of future periods.

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

Income Taxes. We account for income taxes under an asset and liability approach that requires the expected future tax consequences of temporary differences between book and tax bases of assets and liabilities be recognized as deferred tax assets and liabilities. Generally accepted accounting principles require us to evaluate our ability to realize the value of our net deferred tax assets on an ongoing basis. A valuation allowance is recorded to reduce the net deferred tax assets to an amount that will more likely than not be realized. Accordingly, we consider various tax planning strategies, forecasts of future taxable income and our most recent operating results in assessing the need for a valuation allowance. In the consideration of the ability to realize the value of net deferred tax assets, recent results must be given substantially more weight than any projections of future profitability. In the fourth quarter of fiscal 2003, we determined that, under applicable accounting principles, it was more likely than not that we would not realize any value for any of our net deferred tax assets. Accordingly, we established a valuation allowance equal to 100% of the amount of these net assets. Our assumptions regarding the ultimate realization of these assets remained unchanged in Q3 2009 and accordingly, we continue to maintain a valuation allowance equal to 100% of the amount of these net deferred assets.

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

During Q2 2009, we announced a re-organization of our business units into five operating segments. The five operating segments are Communications, Network, Enterprise and Computing, Computing and Multimedia and Video. The re-organization was performed to align the organization and resources with the Company’s strategy, customers and methods of doing business as well as to reduce costs and was fully implemented in Q3 2009. As a result, we reevaluated our reportable business segments in accordance with SFAS 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS 131), resulting in a change in our reportable segments from three (Networking segment, Timing and Memory Interface segment and Standard Products and Others segment) to two reportable segments (Communications segment and Computing and Consumer segment). The Communications and Network operating segments are aggregated into Communications reportable segment, while Enterprise Computing, Computing and Multimedia and Video operating segments are aggregated into Computing and Consumer reportable segment.

This change in segment reporting had no impact on our consolidated balance sheets, statements of operations, statements of cash flows or statements of stockholders’ equity for any periods. The Chief Executive Officer has been identified as the Chief Operating Decision Maker as defined by SFAS 131.

The segment information for three month and nine month period ended December 30, 2007 has been adjusted retrospectively to conform to the current period presentation.

Our reportable segments include the following:

•

Communications segment: includes network search engines (NSEs), RapidIO® switching solutions, flow-control management devices, FIFOs, multi-port products, integrated communications processors, high-speed SRAM, military application, digital logic, telecommunications.

•	Computing and Consumer segment: includes clock generation and distribution products, high-performance server memory interfaces, PCI Express ® switching solutions, PC audio and video products.

Revenues

	Three months ended		Nine months ended
(in thousands)	Dec. 28, 2008	Dec. 30, 2007	Dec. 28, 2008	Dec. 30, 2007
Communications	$70,639	$83,821	$249,434	$261,567
Computing and Consumer	96,440	117,407	306,394	342,804

Total	$167,079	$201,228	$555,828	$604,371

Communications Segment

Revenues in our Communications segment decreased $13.2 million, or 16% in Q3 2009 as compared to Q3 2008. The decrease was primarily driven by revenue declines in networking, flow control management, SRAM and digital logic products, partially offset by increased sales in network timing, military and telecom products.

Computing and Consumer Segment

Revenues in our Computing and Consumer segment decreased $21.0million, or 18% in Q3 2009 as compared to Q3 2008.

Revenues within our Computing and Multimedia division decreased 36%, driven by broad weakness in end demand across both personal computing and consumer products. Enterprise computing revenue increased approximately 11%, primarily due to the strength in both memory interface products and PCI Express. We also saw growth in our Video and Display Operations as the result of the Silicon Optix’s acquisition.

Revenues (recent trends and outlook). We currently anticipate overall revenues to decrease significantly, in Q4 2009, primarily due to the overall weakness in the economy and semiconductor industry.

Revenues in Asia Pacific (APAC), North America, Japan and Europe accounted for 64%, 19%, 10% and 7%, respectively, of our consolidated revenues in Q3 2009 compared to 58%, 27%, 9%, and 6%, respectively, in Q3 2008. The Asia Pacific region continues to be our strongest region as many of our largest customers utilize manufacturers in the APAC region.

Revenues (first nine months of fiscal 2009 compared to first nine months of fiscal 2008). Our year-to-date revenues through Q3 2009 were $555.8 million, a decrease of $48.5 million, or 8% when compared to the same period one year ago. Revenues in our Communications segment decreased $12.1 million, or 5%, driven by decreased sales in our networking, SRAM and digital logic products. These decreases were partially offset by the increased sales of our network timing products. Revenues in our Computing and Consumer segment decreased $36.4 million, or 11%, due to broad end demand weakness across personal computing and consumer products. The decreases were partially offset by the growth in our PCI-express products and additional Video revenues as a result of the Silicon Optix’s acquisition.

Included in the caption “Deferred income on shipments to distributors” includes amounts related to shipments to certain distributors for which revenue is not recognized until our product has been sold by the distributor to an end customer. The components of December 28, 2008 and March 30, 2008 are as follows:

(in thousands)	Dec. 28, 2008	March 30, 2008
Gross deferred revenue	$25,779	$30,741
Gross deferred costs	5,518	6,429
Deferred income on shipments to distributors	$20,261	$24,312

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

Gross Profit

	Three months ended		Nine months ended
	Dec. 28, 2008	Dec. 30, 2007	Dec. 28, 2008	Dec. 30, 2007
Gross Profit	$69,669	$88,324	$241,281	$261,402
Gross Margin	42%	44%	43%	43%

Gross profit (Q3 2009 compared to Q3 2008). Gross profit for Q3 2009 was $69.7 million, a decrease of $18.7 million compared to Q3 2008. Gross margin for Q3 2009 was 42% for Q3 2009 compared to 44% in Q3 2008. The decrease in gross profit was primarily driven by a $4.3 million increase in inventory excess and obsolescence reserves due to higher levels of inventory compared to forecasted demand for such products. The increase in inventory reserves was partially offset by improved utilization of our fabrication facility. The utilization of our manufacturing capacity in Oregon increased from approximately 65% of equipped capacity in Q3 2008 to 70% of equipped capacity in Q3 2009. Our gross margin benefited from a $1.9 million decrease in intangible asset amortization as a portion is being amortized on an accelerated method, resulting in decreased amortization over time. In addition, our gross margin benefited from $0.9 million and $0.6 million decreases in performance related bonuses and equipment and depreciation expenses, respectively.

Gross Profit (first nine months of fiscal 2009 compared to the first nine months of fiscal 2008). Our year to date gross profit through Q3 2009 was $241.3 million, a decrease of $20.1 million, or 8% compared to the same period one year ago. Our gross margin for the nine months of fiscal 2009 was flat compared with the same period a year ago. The decrease in gross profit was primarily driven by lower revenue. Our gross margin in first nine months of fiscal 2009 benefited from a $3.8 million year-over-year decrease in intangible amortization, $1.1 million and $1.4 million decreases in royalty expenses and performance related bonuses, respectively, and improved utilization of our Oregon manufacturing facility.

Operating Expenses

The following table shows our operating expenses:

	Three months ended				Nine months ended
	Dec. 28, 2008	% of Net Revenues	Dec. 30, 2007	% of Net Revenues	Dec. 28, 2008	% of Net Revenues	Dec. 30, 2007	% of Net Revenues
Research and development	$37,247	22%	$40,616	20%	$122,398	22%	$127,191	21%
Selling, general and administrative	$30,879	18%	$38,929	19%	$96,055	17%	$127,658	21%
In-process research and development	$5,597	3%	$0	0%	$5,597	1%	$0	0%
Acquisition-related intangible asset impairment	$12,661	8%	$0	0%	$12,661	2%	$0	0%
Goodwill impairment	$326,390	195%	$0	0%	$326,390	59%	$0	0%

Research and development (Q3 2009 compared to Q3 2008). R&D expenses decreased $3.4 million, or 8%, to $37.2 million in Q3 2009 compared to Q3 2008. The decrease was primarily attributable to a $3.1 million reduction in performance related bonuses. We also benefited from a $ 0.9 million incremental loss in the participant portfolio of the executive deferred compensation plan primarily due to sequential declines in the stock market. Partially offsetting these decreases was a $0.3 million increase in our stock based compensation expense and a $0.7 million increase in our core labor expenses as a result of annual salary increases.

Research and development (first nine months of fiscal 2009 compared to the first nine months of fiscal 2008). Our year to date R&D expenses through Q3 2009 were $122.4 million, a decrease of $4.8 million, or 4% compared to the same period one year ago. The decrease was primarily attributable to a $4.4 million decrease in performance related bonuses and a $2.7 million decrease in stock based compensation expense. In addition, we benefited from a $1.4 million loss in the participant portfolio of the executive deferred compensation plan, compared to a gain of $ 0.2 million in the first nine months of fiscal 2008. Finally, our equipment expenses decreased $0.9 million primarily attributable to a decrease in depreciation expense. Offsetting these decreases, our labor expense increased $3.8 million as a result of annual salary increases. In addition, our facility expenses and outside services expenses increased $0.3 million and $0.6 million, respectively, primarily attributable to increased product development activities and launch of new designs. Finally, medical insurance expenses increased $0.9 million.

We currently anticipate that R&D spending in Q4 2009 will increase slightly as compared to Q3 2009.

Selling, general and administrative (Q3 2009 compared to Q3 2008). SG&A expenses decreased $8.1 million, or 21%, to $30.9 million in Q3 2009 compared to Q3 2008. The decrease was primarily attributable to a $4.2 million decrease in employee-related expenses as a result of a $1.4 million reduction in performance related bonuses, a $1.2 million expense related to an executive transition agreement with our former Chief Executive officer while we did not have such charge in Q3 2009, a $0.5 million decrease in stock based compensation expenses as a result of lower valuation of new grants compared to Q3 2008, and $0.5 million incremental loss in the participant portfolio of the executive deferred compensation due to sequential declines in the stock market. In addition, the intangible asset amortization expenses decreased $2.9 million, primarily related to the ICS merger, a portion of which is being amortized on an accelerated method, resulting in decreased amortization expense over time. Finally, we experienced a $1.1 million decrease in sales representative commissions attributable to lower revenues in Q3 2009.

Selling, General and Administrative (first nine months of fiscal 2009 compared to the first nine months of fiscal 2008). Our year to date SG&A expenses through Q3 2009 were $96.1 million, a decrease of $31.6 million, or 25% compared to the same period one year ago. The decreases were primarily attributable to a $20.6 million reduction of intangible asset amortization, a portion of which is being amortized on an accelerated method. Employee-related expenses decreased $8.1 million, primarily attributable to a $1.2 million expense related to an executive transition agreement with our former Chief Executive officer while we did not have such charge in fiscal 2009, a $0.8 million loss in the participant portfolio of the executive deferred compensation while we recorded a gain of $0.1 million, a $4.1 million decrease in stock-based compensation expense, and $1.9 million decrease in performance related bonuses. Sales representative commissions decreased $2.2 million due to decreased sales. Finally, our outside services spending primarily related to consulting fees decreased $1.6 million.

We currently anticipate that SG&A spending in Q4 2009 will decrease slightly as compared to Q3 2009.

Acquired in-process research and development. In Q3 2009, in connection with our acquisition of Silicon Optix’s video processing technology and related assets, we recorded a $5.6 million charge for in-process research and development (IPR&D). The allocation of the purchase price to IPR&D was determined by identifying technologies that had not attained technological feasibility and that did not have future alternative uses.

Goodwill and intangible impairment. In accordance with SFAS 142, “Goodwill and Other Intangible Assets”, goodwill is reviewed for impairment annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. These tests are performed at the reporting unit level using a two-step method. The first step, used to determine if impairment possibly exists, is to compare the carrying amount of a reporting unit, including goodwill, to its fair value. If the carrying amount of the reporting unit exceeds the fair value, the second step is to determine the amount of a possible impairment by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables. We completed its annual review of the goodwill during the fourth quarter ended March 30, 2008 and concluded that there was no impairment. Due to the recent extraordinary market and economic conditions, we experienced a decline in our stock price, resulting in our market capitalization falling below our net book value. In addition, due to the increased competitive pressure within certain of our markets, as well as the deteriorating macro-economic environment, which caused a decline in our revenue, operating income, and cash flow forecasts, we concluded that indicators existed requiring us to perform an interim goodwill impairment analysis at December 28, 2008. Accordingly, we performed an interim goodwill impairment analysis for each of our five reporting units. The first step of the analysis is to calculate the fair value of each of our five reporting units. The fair value of each reporting unit is estimated based on an average weighting of both projected discounted future cash flows (the income approach) and use of comparative market multiples (the market approach). The market approach compares us to other comparable companies based on valuation multiples to arrive at fair value adjusted for a control premium. Based on the preliminary results, the carrying value of the Computing and Multimedia (CMD) reporting unit exceeded its fair value, indicating a potential goodwill impairment existed. As a result, we performed the second step of the impairment test to determine the implied goodwill of this reporting unit, which is the difference between the estimated fair value of this reporting unit and the sum of the fair value of the identified recognized and unrecognized net assets. The net assets include tangible and intangible assets, such as developed technology, in-process research and development, trade name and backlog. The result of the second step of the goodwill analysis indicated that the goodwill related to the CMD reporting unit was impaired. Accordingly, we wrote down the carrying amount of goodwill to its estimated implied value and recognized an estimated goodwill impairment charge of $326.4 million as of December 28, 2008. We currently expect to finalize our goodwill impairment analysis during the fourth quarter ended March 29, 2009. Any adjustments to our preliminary estimates as a result of the completion of this analysis may materially impact our operating results and financial position for the fourth quarter ended March 29, 2009.

We made several assumptions to establish inputs for our fair value calculations. We used the long term growth rates from 3% to 7% to calculate the terminal value of our reporting units. We used the discount rates that ranged between 19% and 32% with most clustered around 22% to calculate the discounted cash flows. The discount rates were higher than the range of 13% to 32% used in the prior year. We believe that the assumptions and rates used in our interim impairment test under SFAS 142 are reasonable; however, they are judgmental, and variations in any of the assumptions or rates could result in a materially different amount of the impairment charge.

In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, long-lived assets are reviewed whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Recoverability of long-lived assets is measured by a comparison of the carrying amount of the asset group to the future undiscounted net cash flows expected to be generated by those assets. If such assets are considered to be impaired, the impairment charge recognized is the amount by which the carrying amounts of the assets exceeds the fair value of the assets. As a result of the impairment indicator described above, we performed an impairment analysis for our long-lived assets, including our intangible assets subject to amortization. The analysis indicated that some of the identified intangible assets are not recoverable as the sum of its estimated future undiscounted cash flows were below the asset’s carrying value and accordingly, we estimated the fair value of these identified assets using a discounted cash flow analysis to measure the impairment loss. As a result of this analysis, we wrote off the difference between the identified intangible assets’ estimated fair values and the carrying values and recognized an impairment charge of $12.7 million in Q3 2009.

Given the current global economic conditions, the various factors including our market capitalization, forecasted revenue and costs, risk-adjusted discount rates, future economic conditions, determination of appropriate market comparables and expected periods over which our assets will be utilized and other variables are inherently uncertain. Should actual results differ significantly from current estimates, we may need to further write-down goodwill and intangible asset values to their fair values, which could result in material charges that could impact our operating results and financial positions.

Other-than-temporary impairment loss on investment. Our investment in non-marketable equity security of Best Elite International Limited (“Best Elite”), is accounted for by using the cost method and subject to a periodic impairment review. During Q3 2009, we determined an impairment indicator existed related to this investment. As a result, we performed a fair value analysis for this investment. In determining whether a decline in value of our investment in Best Elite has occurred and is other than temporary, an assessment is made by considering available evidence, including the general market conditions in the wafer fabrication industry, Best Elite’s financial condition, near-term prospects, market comparables and subsequent rounds of financing. The valuation also takes into account the Best Elite’s capital structure, liquidation preferences for its capital and other economic variables. The valuation methodology for determining the decline in value of non-marketable equity securities is based on inputs that require management judgment. Based on the results, we recognized other-than-temporary impairment charge of $3.0 million related to this investment during Q3 2009 to write it down to its estimated fair value of $2.0 million.

Interest income and other, net. Changes in interest income and other, net are summarized as follows:

	Three months ended		Nine months ended
(in thousands)	Dec. 28, 2008	Dec. 30, 2007	Dec. 28, 2008	Dec. 30, 2007
Interest income	$1,367	$3,524	$4,577	$11,489
Other income (expense), net	(2,517)	(81)	(3,878)	2,251

Interest income and other, net	(1,150)	3,443	699	13,740

Interest income decreased $2.2 million in Q3 2009 compared to Q3 2008. The decrease is primarily attributable to less favorable interest rates and lower cash balances compared to the same period one year ago as a result of stock repurchases and Silicon Optix’s transaction. Other expense, net increased $2.4 million in Q3 2009 compared to Q3 2008. The increase is primarily attributable to an additional $1.8 million loss on our investment portfolio of marketable equity securities related to deferred compensation arrangements in Q3 2009 compared to Q3 2008 and a currency loss of $0.6 million in Q3 2009 while we recorded a gain of $ 0.2 million in Q3 2008.

Interest income decreased $6.9 million in the first nine months of fiscal 2009 compared to the first nine months of fiscal 2008. The decrease is primarily attributable to less favorable interest rates and lower cash balances compared to the same period one year ago as a result of stock repurchases and Silicon Optix’s transaction. Other income (expense), net changed by $6.1 million from a net income position in the first nine months of fiscal 2008 to a net expense position in the first nine months of fiscal 2009. The change is primarily attributable to a loss of $2.9 million on our investment portfolio of marketable equity securities related to deferred compensation arrangements while we recorded a gain in the same period a year ago. We incurred a currency loss of $1.3 million for the first nine months of fiscal 2009 while we recorded a gain of $0.2 million in the same period a year ago. In addition, the first nine months of fiscal 2008 benefited from a gain of $1.7 million upon the sale of our equity investment in Maxtek, while we did not hold such shares in fiscal 2009.

Provision for income taxes. We recorded an income tax benefit of $2.0 million in Q3 2009, an increase in tax benefit of $0.8 million or 65%, compared to Q3 2008. The increase is primarily attributable to benefits recorded in Q3 2009 consisting of a $1.0 million tax benefit related to reductions in deferred tax liabilities resulting from impairment of goodwill in the quarter, a reduction in foreign taxes of $0.6 million due to decreased profits and an increase in recorded tax benefits of $0.5 million related to true-up of a tax return filing in Malaysia during the quarter. Not included in the Q3 2009 provision is the benefit for reduced tax rates in Singapore of $1.2 million recorded in Q3 2008.

We recorded an income tax provision of $0.3 million for the nine months ended Q3 2009, a decrease of $2.9 million, or 92% compared to the nine months ended Q3 2008. The decrease is primarily attributable to a $2.0 million reduction in foreign taxes due to decreased profitability, a $1.1 million benefit as a result of a tax holiday certificate we received from the Malaysian government in Q1 2009, and a $1.0 million tax benefit related to reductions in deferred tax liabilities resulting from impairment of goodwill. These tax benefits were offset by a $1.7 million US federal true-up related to our 2008 income tax return filing. Not included in the Q3 2009 provision is the benefit for reduced tax rates in Singapore of $1.2 million recorded in Q3 2008.

As of December 28, 2008, we continued to maintain a full valuation allowance against our net U.S. deferred tax asset as we could not conclude that it is more likely than not that we will be able to realize our U.S. deferred tax assets in the foreseeable future. We will continue to evaluate the release of the valuation allowance on a quarterly basis.

As of December 28, 2008, we were subject to examination in the U.S. and various state and foreign jurisdiction for the fiscal years beginning with 2002.

Liquidity and Capital Resources

Our cash and available for sale investments were $302.4 million at December 28, 2008, an increase of $63.2 million compared to March 30, 2008. The increase is primarily attributable to $148.0 million in cash from operations, offset by the repurchase of approximately $62.3 million of common stock and $20.1 million cash payment to purchase Silicon Optix’s assets in Q3 2009. We had no outstanding debt at December 28, 2008 or March 30, 2008.

Cash equivalents are highly liquid investments with original maturities of three months or less at the time of purchase. We maintain the cash and cash equivalents with reputable major financial institutions. Deposits with these banks may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits or similar limits in foreign jurisdictions. These deposits typically may be redeemed upon demand and, therefore, bear minimal risk. In addition, a significant portion of cash equivalents is concentrated in money market funds which have either elected to participate in the US Treasury’s Temporary Guarantee Program for Money Market Funds, or are invested in US government treasuries only. While we monitor daily the cash balances in our operating accounts and adjust the balances as appropriate, these balances could be impacted if one or more of the financial institutions with which we deposit fails or is subject to other adverse conditions in the financial markets. As of today, we have not experienced any loss or lack of access to our invested cash or cash equivalents in our operating accounts; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

In addition, as much of our revenues are generated outside the United States, a significant portion of our cash and investment portfolio accumulates offshore. At December 28, 2008, we had cash and investments of approximately $201.0 million invested overseas in accounts belonging to various IDT foreign operating entities. While these amounts are primarily invested in U.S. dollars, a portion is held in foreign currencies, and all offshore balances are exposed to local political, banking, currency control and other risks. In addition, these amounts may be subject to tax and other transfer restrictions.

All of our available-for-sale investments are subject to a periodic impairment review. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. This determination requires significant judgment. For publicly traded investments, impairment is determined based upon the specific facts and circumstances present at the time, including a review of the closing price over the length of time, general market conditions and our intent and ability to hold the investment for a period of time sufficient to allow for recovery. Although we believe the portfolio continues to be comprised of sound investments due to high credit ratings and government guarantees of the underlying investments, a further decline in the capital and financial markets would adversely impact the market values of its investments and their liquidity. We continually monitor the credit risk in our portfolio and future developments in the credit markets and make appropriate changes to our investment policy as deemed necessary. We did not record any impairment charges related to our short term investments in Q3 2009.

We recorded net loss of $324.4 million in the first nine months of fiscal 2009 compared to a net income of $ 17.1 million in the first nine months of fiscal 2008. Net cash provided by operating activities increased $9.8 million, or 7% to $147.9 million in the first nine months of fiscal 2009 compared to $138.1 million in the first nine months of 2008. A summary of the significant non-cash items included in net income are as follows:

•	Goodwill and intangible assets impairment charges were $339.1 million in the first nine months of fiscal 2009, while we did not have such charge in the first nine months of fiscal 2008.

•

Amortization of intangible assets was $61.1 million in the first nine months of fiscal 2009, compared to $85.5 million in the first nine months of fiscal 2008. The decrease is primarily associated with intangible assets related to our merger with ICS, a portion of which is being amortized on an accelerated method, resulting in a decreased amortization expense over time.

•

Stock-based compensation was $25.8 million in the first nine months of fiscal 2009, compared to $33.0 million in the first nine months of fiscal 2008. The decrease is due to a portion of the ICS merger grants being fully amortized in fiscal 2008 and lower valuation of new grants in 2009 as compared to 2008.

•	Acquired IPR&D expense related to Silicon Optix purchase was $5.6 million in the first nine months of fiscal 2009, while we did not have such charge in the first nine months of fiscal 2008.

•

Depreciation expense was $19.9 million in the first nine months of fiscal 2009 compared to $23.2 million in the first nine months of fiscal 2008. The decrease is primarily attributable to lower depreciation expense for our manufacturing equipment as a large portion of these assets are now fully depreciated and our continuous efforts to control fixed costs.

•	Other-than-temporary impairment charge was $3.0 million in fiscal 2009 related to our investment in a non-marketable equity security.

•

We recorded a $1.7 million gain in connection with the sale of our equity investment in Maxtek in the first nine months of fiscal 2008. We recorded no such gain in the first nine months of fiscal 2009.

Net cash provided by working capital-related items increased $37.3 million, from a net $19.2 million use of cash in the first nine months of fiscal 2008 to net $18.1 million cash provided in the first nine months of fiscal 2009. A summary of significant working capital items providing relatively more cash in the first nine months of fiscal 2009 included:

•

A decreased in accounts receivable of $18.1 million in the first nine months of fiscal 2009 compared to an increase of $2.3 million in the first nine months of fiscal 2008. The decrease in fiscal 2009 is primarily attributable to lower revenue compared to fiscal 2008.

•

A decrease in prepayments and other assets of $10.2 million in the first nine months of fiscal 2009 compared to an increase of $5.4 million in the first nine months of fiscal 2008. The decrease in fiscal 2009 is primarily attributable to the decrease in the fair value of our corporate owned life insurance, receipts of interest from the IRS for the tax settlement related to the ICS pre-acquisition income tax returns and VAT refund from the foreign government along with the normal recurring prepaid amortization. The increase in the first nine months of fiscal 2008 is primarily attributable to the purchase of approximately $7.5 million and $4.0 million of software design tools in Q1 2008 and $4.0 million of software design tools and $1.2 million of supply chain management software in Q2 2008, partially offset by the amortization of prepaid maintenance contracts.

•

A decrease in other accrued and long term liability of $3.2 million in the first nine months of fiscal 2009, compared to a decrease of $6.1 million in the first nine months of fiscal 2008. The decrease in the first nine months of fiscal 2009 is primarily attributable to the decease in the fair value of our executive deferred compensation plan due to the sequential decline in the stock market and a payment of $1.2 million related to the executive transition agreement signed with our former CEO. The decrease in the first nine months of fiscal 2008 is primarily attributable to an adjustment of previous reserved lease impairment for vacated facilities as we completed a buyout of the San Jose ICS lease with the landlord and subleased the Salinas facility in Q3 2008.

•

A decrease in deferred income on shipments to distributors of $4.0 million in the first nine months of fiscal 2009 compared to a decrease of $5.5 million in the first nine months of fiscal 2008. The decrease in deferred income on shipments to distributors is attributable to our distributors adjusting their inventory levels in light of challenges in the end markets.

The factors listed above were partially offset by other working capital items that used relatively more cash in the first nine months of fiscal 2009:

•

A decrease in inventory of $3.1 million in the first nine months of fiscal 2009 compared to a decrease of $5.5 million in the first nine months of fiscal 2008. The decrease in both periods is primarily attributable to our efforts to align our inventory levels to meet current demand.

Net cash used for investing activities in the first nine months of fiscal 2009 was $38.9 million, compared to $14.1 million in the first nine months of fiscal 2008. In the first nine months of fiscal 2009, net cash used to purchase short-term investments were $5.9 million and the purchase of capital equipment totaled approximately $12.9 million. In addition, we used $20.1 million to purchase Silicon Optix’s assets in Q3 2009. In the first nine months of fiscal 2008, net cash used to purchase short-term investments and capital equipment were $0.5 million and $13.6 million, respectively.

Net cash used for financing activities in the first nine months of fiscal 2009 was $51.0 million, compared to $201.3 million in the first nine months of fiscal 2008. During the first nine months of fiscal 2009, we repurchased approximately $62.3 million of common stock, partially offset by proceeds of approximately $11.1 million from the exercise of employee stock options and the issuance of stock under our employee stock purchase plan. In the first nine months of fiscal 2008, we repurchased approximately $240.5 million of common stock, partially offset by proceeds of approximately $39.1 million from the exercise of employee stock options and the issuance of stock under our employee stock purchase plan.

We anticipate capital expenditures of approximately $20.0 million during fiscal 2009 to be financed through cash generated from operations and existing cash and investments. This estimate includes $12.9 million in capital expenditures in the first nine months of fiscal 2009.

We believe that existing cash and investment balances, together with cash flows from operations, will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months.

Off-balance Sheet Arrangements

As of December 28, 2008, we had no off-balance sheet arrangements, as defined under SEC Regulation S-K Item 303(a)(4).

Recent Accounting Pronouncements

In April 2008, the FASB issued FASB Staff Position (FSP) 142-3, “Determination of the Useful Life of Intangible Assets or FSP FAS 142-3” (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets” (SFAS 142). The intent of the position is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the intangible asset. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of the pending adoption of FSP 142-3 on our consolidated financial statements.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (SFAS 161). The standard requires additional quantitative disclosures (provided in tabular form) and qualitative disclosures for derivative instruments. The required disclosures include how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows; relative volume of derivative activity; the objectives and strategies for using derivative instruments; the accounting treatment for those derivative instruments formally designated as the hedging instrument in a hedge relationship; and the existence and nature of credit-related contingent features for derivatives. SFAS 161 does not change the accounting treatment for derivative instruments. SFAS 161 is effective in the fourth quarter of fiscal year 2009. We are currently evaluating the impact of the pending adoption of SFAS 161 on our consolidated financial statements.

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

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (SFAS 157), which enhances existing guidance for measuring assets and liabilities using fair value. SFAS 157 defines fair value, provides a framework for measuring fair value, and expands disclosures required for fair value measurement. We adopted this standard in the first quarter of fiscal 2009. See “Fair Value Measurements” in Note 8 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Report on Form 10-Q for further discussion.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our interest rate risk relates primarily to our short-term investments of $114.2 million as of December 28, 2008. By policy, we limit our exposure to long-term investments and mitigate the credit risk through diversification and adherence to a policy requiring the purchase of highly rated securities. As of December 28, 2008, our cash and investment portfolio was highly concentrated in securities with same day liquidity and at the end of fiscal 2008, a substantial majority of securities in our investment portfolio had maturities of less than two years. Although a hypothetical 10% change in interest rates could have a material effect on the value of our investment portfolio at a given time, we normally hold these investments until maturity, which results in no realized impact on results of operations or cash flows. We do not currently use derivative financial instruments in our investment portfolio. In addition, we maintain assets in a separate trust that is invested in corporate owned life insurance intended to substantially offset the liability under the deferred compensation plan. The fair value of assets, determined based on the value of the underlying mutual funds was $9.8 million as of December 28, 2008. The deferred compensation obligation under the arrangement is classified in Other long-term liabilities within the Consolidated Balance Sheet. As of December 28, 2008, the fair value of the obligation was $11.7 million.

The current financial markets are extremely volatile and there has been a tightening of the credit markets, which could negatively affect the fair value and liquidity of the investments in our portfolio. See Note “Fair Value Measurement,” in Note 8 to the Condensed Consolidated Financial Statements in Part I, Item 1; Management’s Discussion and Analysis of Financial Condition

and Results of Operations, “Liquidity and Capital Resources,” in Part I, Item 2; and Risk Factors in Part II, Item 1A of this Quarterly Report on Form 10-Q for a description of recent market events that may affect the fair value and liquidity of the investments in our portfolio that we held at December 28, 2008.

At December 28, 2008, we had no outstanding debt.

We are exposed to foreign currency exchange rate risk as a result of international sales, assets and liabilities of foreign subsidiaries, local operating expenses of our foreign entities and capital purchases denominated in foreign currencies. We may use derivative financial instruments to help manage our foreign currency exchange exposures. We do not enter into derivatives for speculative or trading purposes. We performed a sensitivity analysis as of December 28, 2008 and determined that, without hedging the exposure, a 10% change in the value of the U.S. dollar would result in an approximate 0.1% impact on gross profit margin percentage, as we operate manufacturing facilities in Malaysia and Singapore, and an approximate 0.3% impact to operating expenses (as a percentage of revenue) as we operate sales offices in Japan and throughout Europe and design centers in China and Canada. At December 28, 2008 we had no outstanding foreign exchange contracts.

We did not have any currency exposure related to any outstanding capital purchases as of December 28, 2008.

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

At December 28, 2008, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure control and procedures were effective at a reasonable assurance level. There have been no changes in our internal controls over financial reporting during the Company’s most recent fiscal quarter that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On October 24, 2006, we were served with a civil antitrust complaint filed by Reclaim Center, Inc., et. al. as plaintiffs in the U.S. District Court for the Northern District of California against us and 37 other entities on behalf of a purported class of indirect purchasers of Static Random Access Memory (“SRAM”) products. The Complaint alleges that we and other defendants conspired to raise the prices of SRAM, in violation of Section 1 of the Sherman Act, the California Cartwright Act, and several other states’ antitrust, unfair competition, and consumer protection statutes. Shortly thereafter, a number of other plaintiffs filed similar complaints on behalf of direct and indirect purchasers of SRAM. Given the similarity of the complaints, the Judicial Panel on Multidistrict Litigation transferred the cases to a single judge in the Northern District of California and consolidated the cases for pretrial proceedings in February 2007. The consolidated cases are captioned In re Static Random Access Memory (SRAM) Antitrust Litigation. In August 2007, direct purchasers of SRAM and indirect purchasers of SRAM filed separate Consolidated Amended Complaints. We were not named as a defendant in either complaint. Pursuant to tolling agreements with the indirect and direct purchaser plaintiffs, the statute of limitations was tolled until January 10, 2009 as to potential claims against us. We intend to pursuant a further extension of the tolling agreement.

In addition, on May 14, 2007, we were served with a Civil Investigative Demand from the State of Florida concerning SRAM products. We and the State of Florida have reached an agreement that suspends its obligation to respond to the CID. The agreement also tolled the statute of limitations until January 21, 2009 as to potential claims against us. We intend to pursuant a further extension of the tolling agreement. Complaints concerning SRAM products have also been filed against us in Ontario, British Columbia and Quebec, Canada. The allegations in these Complaints are parallel to the allegations in the Complaints pending in the United States. On March 19, 2008, we entered into a tolling agreement with the plaintiffs in the Ontario, British Columbia and Quebec actions. On March 25, 2008, the Ontario Superior Court of Justice entered an order that discontinued the action in Ontario against us without prejudice. On May 2, 2008, a Notice of Discontinuance was filed by the plaintiff in the

Supreme Court of British Columbia, resulting in a discontinuation of the action against us without prejudice. On August 28, 2008, the court in Quebec issued an order of discontinuance with respect to us. We cannot predict their outcome or provide an estimate of any possible losses. Any litigation could be costly, divert our management’s attention and could have a material and adverse effect on our business, results of operations, financial condition or cash flows. We intend to vigorously defend these actions.

In April 2008, LSI Corporation and its wholly owned subsidiary Agere Systems Inc. (collectively “LSI”) instituted an action in the United States International Trade Commission (“ITC”), naming the Company and 17 other respondents. The ITC action seeks an exclusion order to prevent importation into the U.S. of semiconductor integrated circuit devices and products made by methods alleged to infringe an LSI patent relating to tungsten metallization in semiconductor manufacturing. LSI also filed a companion case in the U.S. District Court for the Eastern District of Texas seeking an injunction and damages of an unspecified amount relating to such alleged infringement. Since the initiation of both actions, five additional parties have been named as respondents/defendants in the respective actions. The action in the U.S. District Court has been stayed pending the outcome of the ITC action. The ITC action is currently scheduled for hearing July 20, 2009 through July 24, 2009. We cannot predict their outcome or provide an estimate of any possible losses. Any litigation could be costly, divert our management’s attention and could have a material and adverse effect on our business, results of operations, financial condition or cash flows. We intend to vigorously defend the litigation.

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

Unprecedented volatility in global financial markets and rapidly deteriorating business conditions in the world’s developed economies has resulted in tighter credit conditions and slower economic growth through Q3 2009. For the nine-month period ended December 28, 2008, continued concerns about the systemic impact of inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market, a declining real estate market in the U.S. and added concerns fueled by the federal government interventions in the U.S. financial and credit markets have contributed to instability in both U.S. and international capital and credit markets and diminished expectations for the U.S. and global economy. These conditions, combined with volatile oil prices, declining business and consumer confidence and increased unemployment have contributed to volatility of unprecedented levels and a significant economic slowdown.

As a result of these market conditions, the cost and availability of capital and credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. If these market conditions continue, they may limit our ability, and the ability of our customers, to timely borrow and access the capital and credit markets to meet liquidity needs, and resulting in an adverse effect on our financial condition and results of operations. Poor credit market conditions and the slowing of global economic activity may have an adverse effect on the financial condition of our customers. Should one or more of our major customers become financially constrained, or insolvent, our revenues and results of operations may be adversely effected. The economic slowdown may lead to reduced customer spending for semiconductors and reduced demand for our products which is likely to have a negative impact on revenue, gross profit and results of operations. This may drive the semiconductor industry to reduce product pricing, which would also have a negative impact on revenue, gross profit and results of operations. In addition, the semiconductor industry has traditionally been highly cyclical and has often experienced significant downturns in connection with, or in anticipation of, a deterioration in general economic conditions and we cannot accurately predict how severe and prolonged any downturn might be.

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

We are exposed to potential impairment charges on certain assets. Over the past several years, we have made several acquisitions. As a result of these acquisitions, we had over $1 billion of goodwill and over $163 million of intangible assets on our balance sheet at the beginning of Q3 2009. If the businesses acquired fail to meet our expectations set out at the time of the acquisition or if the Company’s stock trades at depressed levels for an extended period of time, we could incur significant impairment charges which could negatively impact our financial results. In addition, from time to time, we have made investments in other companies, both public and private. If the companies that we invest in are unable to execute their plans and succeed in their respective markets, we may not benefit from such investments, and we could potentially lose the amounts we invest. In addition, we evaluate our investment portfolio on a regular basis to determine if impairments have occurred. Impairment charges could have a material impact on our results of operations in any period.

As a result of our interim impairment analysis in Q3 2009, we recorded an estimated goodwill impairment charge of $326.4 million and acquisition-related intangible asset impairment charge of $12.7 million in Q3 2009. We currently expects to finalize our goodwill impairment analysis during the fourth quarter ended March 29, 2009. Any adjustments to our preliminary estimates as a result of the completion of this analysis may materially impact our operating results and financial position for the fourth quarter ended March 29, 2009. In addition, to determine fair values, we consider various factors including IDT’s market capitalization, forecasted revenue and costs, risk-adjusted discount rates, future economic and market conditions, determination of appropriate market comparables and expected periods over which our assets will be utilized and other variables. We based our fair value estimates on assumptions believed to be reasonable, but which are inherently uncertain. Should actual results differ significantly from current estimates, we may need to further write-down goodwill and intangible asset values to their fair values, which could result in material charges that could impact on our operating results and financial position.

Demand for our products depends primarily on demand in the communications, personal computer (PC), and consumer markets which can be significantly impacted by concerns over macroeconomic issues. Our product portfolio consists predominantly of semiconductor solutions for the communications, PC, and consumer markets. Our strategy and resources will be directed at the development, production and marketing of products for these markets. The markets for our products will depend on continued and growing demand for communications equipment, PCs and consumer electronics. These end-user markets may experience changes in demand that could adversely affect our business and could be greater in periods of economic uncertainty and contraction. To the extent demand for our products or markets for our products do not grow, our business could be adversely affected.

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

We are dependent on a concentrated group of customers for a significant part of our revenues. A large portion of our revenues depends on sales to a limited number of customers. If these relationships were to diminish, or if these customers were to develop their own solutions or adopt a competitor’s solution instead of buying our products, our results could be adversely affected. For example, any diminished relationship with Cisco System, Inc. or other key customers could adversely affect our results. While we historically have made relatively few sales to Cisco directly, when all channels of distribution are considered, including sales of product to EMS customers, we estimate that end-customer sales to Cisco represented approximately 10 - 20% of our annual revenues.

Many of our end-customer OEMs have outsourced their manufacturing to a concentrated group of global EMSs and original design manufacturers (“ODMs”) who then buy product directly from us or from our distributors on behalf of the OEM. These EMSs and ODMs have achieved greater autonomy in the design win, product qualification and product purchasing decisions, especially for commodity products. Competition for the business of these EMSs and ODMs is intense and there is no assurance we can remain competitive and retain our existing market share with these customers. If these companies were to allocate a higher share of commodity or second-source business to our competitors instead of buying our products, our results would be adversely affected. Furthermore, as EMSs and ODMs have represented a growing percentage of our overall business, our concentration of credit and other business risks with these customers has increased. Competition among global EMSs and ODMs is intense as they operate on extremely thin margins. If any one or more of these global EMSs or ODMs were to file for bankruptcy or otherwise experience significantly adverse financial conditions, our business would be adversely impacted as well.

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

Intellectual property claims could adversely affect our business and operations. The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights, which has resulted in significant and often protracted and expensive litigation. We have been involved in patent litigation in the past, which adversely affected our operating results. Although we have obtained patent licenses from certain semiconductor manufacturers, we do not have licenses from a number of semiconductor manufacturers that have broad patent portfolios. Claims alleging infringement of intellectual property rights have been asserted against us in the past and could be asserted against us in the future. These claims could result in our having to discontinue the use of certain processes; license certain technologies; cease the manufacture, use and sale of infringing products; incur significant litigation costs and damages; and develop non-infringing technology. We might not be able to obtain such licenses on acceptable terms or to develop non-infringing technology. Further, the failure to renew or renegotiate existing licenses on favorable terms, or the inability to obtain a key license, could materially and adversely affect our business.

International operations add increased volatility to our operating results. A substantial percentage of our revenues are derived from international sales, as summarized below:

(percentage of total revenues)	First nine months of fiscal 2009	Twelve months of fiscal 2008	Twelve months of fiscal 2007
Americas	19%	28%	30%
Asia Pacific	64%	56%	47%
Japan	9%	9%	13%
Europe	8%	7%	10%

Total	100%	100%	100%

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

In addition, as much of our revenues are generated outside the United States, a significant portion of our cash and investment portfolio accumulates offshore. At December 28, 2008, we had cash and investments of approximately $201.0 million invested overseas in accounts belonging to various IDT foreign operating entities. While these amounts are primarily invested in U.S. dollars, a portion is held in foreign currencies, and all offshore balances are exposed to local political, banking, currency control and other risks. In addition, these amounts may be subject to tax and other transfer restrictions.

Our results of operations could vary as a result of the methods, estimates and judgments we use in applying our accounting policies. The methods, estimates and judgments we use in applying our accounting policies have a significant impact on our results of operations (see “Critical Accounting Policies” in Part I, Item 2 of this Quarterly Report on Form 10-Q). Such methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and factors may arise over time that leads us to change our methods, estimates and judgments. Changes in those methods, estimates and judgments could significantly affect our results of operations. In particular, the calculation of stock-based compensation expense under SFAS 123(R) requires us to use valuation methodologies that were not developed for use in valuing employee stock options and make a number of assumptions, estimates and conclusions regarding matters such as expected forfeitures, expected volatility of our share price and the exercise behavior of our employees. Changes in these variables could impact our stock-based compensation expense and have a significant impact on our gross margins, R&D and SG&A expenses.

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

Our common stock has experienced substantial price volatility. Such volatility may occur in the future, particularly as a result of the current economic downturn and quarter-to-quarter variations in our actual or anticipated financial results, those of other semiconductor companies or our customers. Stock price volatility may also result from product announcements by us or our competitors, or from changes in perceptions about the various types of products we manufacture and sell. In addition, our stock price may fluctuate due to price and volume fluctuations in the stock market, especially in the technology sector, and as a result of other considerations or events described in this section.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information with respect to repurchases of our common stock during the third quarter of fiscal 2009:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Approximate total dollar value of shares that may yet be purchased under the program (1)
September 29, 2008 – October 26, 2008	—	—	—	—
October 27, 2008 – November 23, 2008	2,060,000	$5.68	2,060,000	$91,104,005
November 24, 2008 – December 28, 2008	2,765,800	$4.78	2,765,800	$77,894,774

Total	4,825,800	$5.16	4,825,800

(1)

On January 18, 2007, the Company’s Board of Directors initiated a $200 million share repurchase program. During fiscal 2008, the Company’s Board of Directors approved a $200 million expansion of the share repurchase program to a total of $400 million.

In fiscal 2008, the Company repurchased approximately 28.9 million shares at an average price of $11.60 per share for a total purchase price of $334.8 million. On April 30, 2008, the Company’s Board of Directors approved an additional $100 million expansion of the share repurchase program to a total of $500 million. During Q1 2009, the Company repurchased approximately 2.1 million shares at an average price of $10.71 per share for a total purchase price of $22.3 million. During Q2 2009, the Company repurchased approximately 1.4 million shares at an average price of $10.44 per share for a total purchase price of $15.1 million. During Q3 2009, the Company repurchased approximately 4.8 million shares at an average price of $5.16 per share for a total purchase price of $24.9 million. Share repurchases were recorded as treasury stock and resulted in a reduction of stockholders’ equity. As of December 28, 2008, approximately $78.0 million was available for future share repurchases. The program is intended to reduce the number of outstanding shares of common stock to increase stockholder value.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)	The following exhibits are filed herewith:

Exhibit number	Description

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, dated February 6, 2009.

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, dated February 6, 2009.

32.1	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350 dated February 6, 2009.

32.2	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended and 18 U.S.C. Section 1350 dated February 6, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRATED DEVICE TECHNOLOGY, INC.

Date: February 6, 2009	/S/ THEODORE L. TEWKSBURY III
Theodore L.Tewksbury III President and Chief Executive Officer

Date: February 6, 2009	/S/ RICHARD D. CROWLEY, JR.
Richard D. Crowley, Jr. Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)