Form 10-K
period 2009-03-29
INTEGRATED DEVICE TECHNOLOGY INC
filed 2009-05-20
CIK 703361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 29, 2009

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                             to                             .

Commission File No. 0-12695

INTEGRATED DEVICE TECHNOLOGY, INC.
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	94-2669985 (I.R.S. Employer Identification No.)
6024 SILVER CREEK VALLEY ROAD, SAN JOSE, CALIFORNIA (Address of Principal Executive Offices)	95138 (Zip Code)

Registrant's Telephone Number, Including Area Code: (408) 284-8200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, $.001 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the  preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☒  Large accelerated filer                            ☐  Accelerated filer                            ☐  Non-accelerated filer               ☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $1.2 billion, computed by reference to the last sales price of $8.45 as reported by The NASDAQ Stock Market LLC, as of the last business day of the registrant’s most recently completed second fiscal quarter, September 26, 2008. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant's Common Stock, $.001 par value, as of April 26, 2009, was approximately 165,300,723.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13, and 14 of Part III incorporate information by reference from the registrant’s Proxy Statement for the 2009 Annual Meeting of Stockholders.

INTEGRATED DEVICE TECHNOLOGY, INC.

ANNUAL REPORT ON FORM 10-K

PART I

Special Note Regarding Forward-Looking Statements

We have made statements in this Annual Report on Form 10-K in Item 1-“Business”, Item 1A-“Risk Factors”, Item 3-“Legal Proceedings”, Item 7-“Management’s Discussion and Analysis of Financial Condition and Results of Operation” and in other sections of this Annual Report on Form 10-K that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and amended and Section 21E of the Securities Exchange Act of 1934, as amended.  These statements relate to future events and the future results of Integrated Device Technology, Inc. and are based on current expectations, estimates, forecasts and projections about the industry in which we operate and the beliefs and assumptions of our management.  In addition, in this Annual Report on Form 10-K, the words ‘expects,’ ‘anticipates,’ ‘targets,’ ‘goals,’ ‘projects,’ ‘intends,’ ‘plans,’ ‘believes,’ ‘seeks,’ ‘estimates,’ and variations of such words and similar expressions, as they relate to us, our business and our management, are intended to identify such forward-looking statements.  Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved.  Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Report under the section entitled “Risk Factors” under Part I, Item 1A and elsewhere in this Report, and in other reports we file with the Securities and Exchange Commission (SEC), including our most recent reports on Form 10-Q.

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

ITEM 1. BUSINESS

We design, develop, manufacture and market a broad range of low power, high-performance mixed signal semiconductor solutions for the advanced communications, computing and consumer industries. Our communications products target markets including the core, metro, access, enterprise, small office/home office (SOHO), data center and wireless markets. Our computing products are designed specifically for desktop, notebook, sub-notebook, storage and server applications while our consumer products are optimized for gaming consoles, set-top boxes, digital TV and smart phones.

With best-in-class talent, technology and a forward-thinking product-development philosophy targeted at digital media, IDT enables the industry to transport, process and deliver digital media. We do this by developing detailed systems-level knowledge and applying our fundamental semiconductor heritage to create essential solutions to the compelling technology problems faced by our customers.

We market our products on a worldwide basis primarily to original equipment manufacturers (OEMs) through a variety of channels, including a direct sales force, distributors, electronic manufacturing suppliers (EMSs) and independent sales representatives.

We seek to differentiate our products from our competitors’ products through the following capabilities:

•
Investment in applications expertise, system-level knowledge and whole product solution elements that allow us to solve difficult technology problems for our customers that enable them to reduce their overall bill-of-materials (BOM), increase system performance and lower power consumption while accelerating their time to market;

•	Application of our diverse skill, know-how and technology to help our customers achieve maximum benefit from evolving technology standards relevant in the market;

•	Demonstrating the dependability and reliability of an experienced, high-volume vendor with a long-term view; and

•	Combining our digital design silicon heritage with the latest in analog, mixed-signal capabilities to provide value-added, highly integrated Application Specific Standard Products (ASSPs).

•	Leveraging our design services and customizability model to enable user-configured, application-optimized, quick turn benefits to our customers

IDT was incorporated in California in 1980 and reincorporated in Delaware in 1987. The terms "the Company," "IDT," "our," "us" and "we" refer to Integrated Device Technology, Inc. and its consolidated subsidiaries.

PRODUCTS AND MARKETS

We provide a broad portfolio of essential semiconductor solutions, including integrated circuits (ICs) that enable digital media to be transported, processed and delivered in current and next-generation communications, computing and consumer applications. We serve equipment vendors by applying our advanced hardware, integrated software and heritage technologies to create flexible, highly-integrated products that enhance the functionality and processing of digital media.

During Q2 2009, we announced a reorganization of the business units into five operating segments. The five operating segments are Communications, Networking, Enterprise Computing, Computing and Multimedia and Video and Display. The reorganization was performed to align the organization and resources with our strategy, customers and methods of doing business as well as to reduce costs and was fully implemented in Q3 2009. As a result, we reevaluated our reportable business segments in accordance with Statement of Financial Accounting Standards (SFAS) 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131), resulting in a change in our reportable segments from three (Networking segment, Timing and Memory Interface segment and Standard Products and Others segment) to two reportable segments (Communications segment and Computing and Consumer segment). The Communications and Networking operating segments are aggregated into Communications reportable segment, while Enterprise Computing, Computing and Multimedia and Video and Display operating segments are aggregated into Computing and Consumer reportable segment.

▪
Communications segment: includes network search engines (NSEs), clock and timing solution, RapidIO® switching solutions, flow-control management devices, FIFOs, multi-port products, integrated communications processors, high-speed SRAM, military application, digital logic, telecommunications.

▪	Computing and Consumer segment: includes clock generation and distribution products, high-performance server memory interfaces, PCI Express® switching solutions, PC audio and video products.

During fiscal 2009, Communications and Computing and Consumer segments accounted for approximately 46% and 54%, respectively, of our total revenues of $663.2 million. In fiscal 2008, these segments accounted for approximately 45% and 55%, respectively, of our total revenues of $781.5 million.  During fiscal 2007, these segments accounted for approximately 50% and 50%, respectively, of our total revenues of $803.6 million.

We offer custom designed products, Application-Specific Standard Products (ASSPs) and general purpose industry-standard products.

Communications Segment

This segment includes network search engines, clock and timing solutions, Serial RapidIO® switching solutions, flow- control management devices, FIFOs, multi-port products and integrated communications processors, high-speed SRAM, military application, digital logic and telecommunications.

Communication Clocks: Created for networking, communications (SONET/SDH), advanced computing (servers and workstations) and enterprise storage (SAN & NAS) applications, our communication clocks include high-performance and high-reliability frequency generation and clock distribution products enabling clock-tree development, clock synthesizers optimized for Freescale PowerQUICC™ processors, FemtoClocks™ ultra-low jitter clock sources, Stratum-compliant jitter attenuation and frequency translation PLLs, surface acoustic wave (SAW) PLL communications modules and voltage-controlled SAW oscillator modules. We are a leading provider of timing solutions, offering a complete portfolio of products for clock generation, distribution, recovery and jitter attenuation to serve numerous computing, consumer and communications applications.

Digital Logic Products: We provide fast CMOS TTL-compatible, low-voltage CMOS and advanced low-voltage CMOS, including a broad range of high-performance, 3.3-volt CMOS logic products. These products are developed for network switches and routers, wireless base stations, storage networks, servers and other applications.

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

Network Search Engines and Search Accelerators: Our family of network search engines (NSEs) and search accelerators are based on the integration of ternary content addressable memory (TCAM) and high-performance logic. IDT search accelerators and NSEs support network processing units and application-specific integrated circuits (ASICs) or field-programmable gate arrays (FPGAs) and enable intelligent application management in next-generation networking equipment. Our portfolio includes a family of custom devices, as well as devices with high-performance interfaces for ASICs, and glue-less interfaces to leading network processors, to accelerate packet classification and forwarding in core, metro, enterprise, wireless and access networks. The IDT search accelerator family allows for the delivery of one billion searches per second performance, integrated error correction code (ECC), and an IPv6-optimized 80-bit dual data rate (DDR) interface.

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

Computing and Consumer Segment

This segment includes clock generation and distribution products, high-performance server memory interfaces, PCI Express® switching solutions, PC audio and video products.

Audio: Our high-definition (HD) Audio codecs ensure that PCs and notebooks have the best audio fidelity in the market. Our growing portfolio supports from 2 to 10 channels of audio along with advanced technologies such as integrated digital microphone interface, modem interface, ADAT® optical interface and more. The power optimization, high performance and quality of our HD Audio codecs bring higher fidelity to media center and entertainment PCs. In addition, our graphical user interface (GUI) enables end users to visually experience the IDT brand while simplifying their control of the computer audio subsystem.

Consumer and PC Clocks: Optimized for digital consumer applications, such as video game consoles, set-top boxes (cable satellite and internet protocol/digital subscriber line), digital TV and DVD recorders, our consumer clocks consist of both custom and off-the-shelf solutions. Products include programmable timing devices that address in-system programming and test, clock redundancy and I/O translation. By directly enhancing design flexibility, portability and reliability, these products also reduce inventory and test costs. Our other consumer clocks include: zero-delay buffers, clock synthesizers, voltage-controlled crystal oscillators and spread-spectrum clock generators. Our PC clocks offer a unique combination of features and high performance, enabling leading edge technologies such as PCI Express (Generation 1 and 2), as well as fully-buffered dual in-line memory modules In addition, we also provide customized clock solutions, offering optimized feature sets to meet the needs of specific motherboards. We offer the industry’s largest portfolio of PC clock products for all generations of Intel, ATI Technologies, Via Technologies, Silicon Integrated Systems (SiS) Corp. and AMD motherboards.

We are a leading provider of timing solutions, offering a complete portfolio of products for clock generation, distribution, recovery and jitter attenuation to serve numerous computing, consumer and communications applications.

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

Switching Solutions:  Our family of Peripheral Component Interconnect Express (PCI Express® or PCIe®) switching solutions is aimed at high-performance server, storage, embedded and communications applications. Moreover, we offer customers a complete integrated hardware/software development kit that includes evaluation boards, software drivers and a graphical user interface that enables complete system configuration and optimization. Our PCIe Gen1 and Gen2 devices are optimized for I/O expansion as well as devices optimized for system interconnect and inter-domain communications, ultimately offering our customers a broad PCIe switching portfolio.

Video: We offer advanced mixed-signal video interfaces based on the DisplayPort® standard. Our PanelPort™ timing controller and receiver devices are based upon the DisplayPort standard. These products were developed in connection with the market transition away from legacy parallel interfaces external to PCs and internal to digital televisions to the new serial DisplayPort interface. Additionally, we provide high performance mixed-signal interface products that complement our consumer timing products. Products include low voltage differential signaling (LVDS) display interface chips, high definition media interface (HDMI) receiver chips and triple-ADC (analog-to-digital converter) video samplers.   We also offer IDT Hollywood Quality Video™ HQV™ video processing through our Reon™ family of video processors.

Acquisition

On October 20, 2008, we completed the acquisition of certain video signal processing technology and related assets along with members of the engineering team from Silicon Optix, a privately-held fabless semiconductor company based in San Jose, California. The acquisition provided us with a video signal processing technology, team of engineers, certain assets and a product line involving video technologies. We believe these technologies will allow us to pursue expanded opportunities, particularly in high-definition video application.  The total purchase price was approximately $20.1 million. See Note 2 of Notes to Consolidated Financial Statements under Item 8 for further discussion.

On April 30, 2009, we entered into a definitive acquisition agreement with Tundra Semiconductor Corporation (Tundra), a Canadian Public Company based in Ottawa, to acquire all of Tundra’s outstanding shares of common stock for Canada for approximately CDN $120.6 million or CDN$6.25 per share, plus approximately CDN $2.9 million for the purchase of employee restricted stock units and in-the-money stock options. If the Tundra shareholders approve the sale to IDT, we expect this transaction to close early in the second quarter of fiscal 2010.

Divestitures

On April 30, 2009, we signed a definitive agreement to divest certain assets related to our network search engine business to NetLogic Microsystems, Inc. The purchase consideration consists of approximately $100 million, which includes inventory currently estimated at $10 million and subject to adjustment on the closing date and assume specified liabilities related to these assets. At closing, NetLogic Microsystems, at its option and subject to conditions under the agreement, may pay the entire purchase price in cash or pay approximately $70 million less the cost of inventory in cash and issue to us a $30 million secured promissory note payable in two equal installments on the first and second anniversaries of the closing date. We expect this transaction to close prior to the end of the second quarter of fiscal 2010.

Sales Channels

We sell our semiconductor products through three channels: direct sales to OEMs and EMSs, consignment sales to OEMs and EMSs, and sales through distributors.  Direct sales are managed mainly through our internal sales force and independent sales representatives.  Revenue is recognized on direct sales based on the relevant shipping terms.  During fiscal 2009, direct sales accounted for approximately 24% of our worldwide revenues.

Consignment sales relate to areas where we have established hubs at or near key customers to allow them quick access to our products.  We retain ownership of the product at consignment locations until the product is pulled by the customer.  Consignment sales are managed by our internal sales team and accounted for approximately 11% of our worldwide revenues.

The majority of our worldwide sales are through distributors.  Our distributors within the U.S. and Europe have rights to price protection, ship from stock pricing credits and stock rotation.  Due to the uncertainty of the amount of the credits related to these programs, revenue is not recognized until the product has been sold by the distributor to an end customer.  Within APAC and Japan, distributors have limited stock rotation and little or no price protection rights.   Revenue is recognized upon shipment to these distributors as we are able to reasonably estimate the amount of pricing adjustments and stock rotation returns.  Revenue recognized on a sell through basis through distribution represented approximately 17% of our worldwide revenues, while revenue through distribution recognized upon shipment represented 48% of our worldwide revenues.

One family of distributors, Maxtek and its affiliates, represented approximately 21% and 25% of our revenues in fiscal 2009 and 2008.  Another distributor, Avnet represented approximately 10% of our revenues in fiscal 2009.  No single direct or consignment customer represented more than 10% of our fiscal 2009, 2008, or 2007 revenues.

During fiscal 2009, sales within the Americas, Europe, APAC, and Japan represented approximately 20%, 8%, 63% and 9%, respectively, of our total revenues.   Additional details regarding revenues are included in the Consolidated Financial Statements and Notes to Consolidated Financial Statements in Item 8 of this Annual Report.

Customers

We market our products on a worldwide basis, primarily to OEMs, who in turn market our products under their brands. We work closely with our OEM customers to design and integrate current and next generation products to meet the requirements of end users.  Many of our end-customer OEMs have outsourced their manufacturing to a concentrated group of global EMSs and original design manufacturers (ODMs), who then buy product directly from us or through our distributors on behalf of the OEM. These EMSs and ODMs have achieved greater autonomy in the design win, product qualification and product purchasing decisions, especially for commodity products.   No direct OEM customer accounted for 10% or more of our revenues in fiscal 2008, 2007 or 2006.   However, when sales through all channels are considered, we estimate that end-customer sales to Cisco represented approximately 12%, 15%, and 17% of our revenues in fiscal 2009, 2008 and 2007, respectively.

Government Contracts

Certain of our subsidiaries derive revenue from contracts and subcontracts with agencies of, or prime contractors to, the U.S. government, including U.S. military agencies.  Although former employees of Integrated Circuit Systems, Inc. (ICS) who work for us have experience contracting with agencies of the U.S. government, historically we have not contracted with agencies of the U.S. government.  As a company engaged, in part, in supplying defense-related equipment to U.S. government agencies, we are subject to certain business risks that are particular to companies that contract with U.S. government agencies.  These risks include the ability of the U.S. government or related contractors to unilaterally:

•	Terminate contracts at its convenience;
•	Terminate, modify or reduce the value of existing contracts, if budgetary constraints or needs change;
•	Cancel multi-year contracts and related orders, if funds become unavailable;
•	Adjust contract costs and fees on the basis of audits performed by U.S. government agencies;
•	Control and potentially prohibit the export of our products;
•	Require that the company continue to supply products despite the expiration of a contract under certain circumstances;

•	Require that the company fill certain types of rated orders for the U.S. government prior to filling any orders for other customers; and
•	Suspend us from receiving new contracts pending resolution of any alleged violations of procurement laws or regulations.

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

Manufacturing

In fiscal 2009, we manufactured wafers representing approximately 40% of total revenue at the Oregon wafer fabrication facility which produces 200mm (8-inch) wafers ranging from 0.6-micron to 0.12-micron process technologies. For wafers which require more advanced manufacturing processes, we use third-party foundries that are primarily located in the Asia-Pacific region.  Manufacturing at third party foundries represented approximately 60% of our total revenue in fiscal 2009.

In fiscal 2009, we assembled or packaged products at several different subcontractors in the Asia-Pacific region.  Utilizing several different subcontractors located in different countries enables us to negotiate lower prices and limits the risk associated with production concentration in one country or company.  The criteria used to select assembly subcontractors include, but are not limited to, cost, quality, delivery, and subcontractor financial stability.

We performed the vast majority of test operations at two company-owned test facilities located in Malaysia and Singapore.  A relatively small amount of test operations are also performed at third party subcontractors in the Asia-Pacific region.

Backlog

Our backlog (which we define as all confirmed, unshipped direct orders) as of March 29, 2009 was $37.7 million compared to $78.1 million as of March 30, 2008.  We offer custom designed products, as well as industry-standard products. Sales are made primarily pursuant to standard purchase orders, which are frequently revised by customers as their requirements change. We have also entered into master purchase agreements, which do not require minimum purchase quantities, with many of our OEM and EMS customers. We schedule product deliveries upon receipt of purchase orders under the related customer agreements. Generally, these purchase orders and customer agreements, especially those for standard products, also allow customers to change the quantities, reschedule delivery dates and cancel purchase orders without significant penalties. In general, orders, especially for industry standard products, are often made with very short lead times and may be canceled, rescheduled, re-priced or otherwise revised prior to shipment. In addition, certain distributor orders are subject to price adjustments both before and after shipment.  For all these reasons, we do not believe that our order backlog is a reliable indicator of future revenues.

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

Research and Development

Our research and development efforts emphasize the development and design of proprietary, enhanced-performance, low-power analog and mixed-signal semiconductor products. We believe that a sustained level of investment in research and development is necessary to maintain our competitive position. We operate research and development centers in San Jose, California; Tempe, Arizona; Atlanta, Georgia; Austin, Texas; Warren, New Jersey; Worcester and Boston, Massachusetts; Toronto and Ottawa, Canada; Shanghai, China and Singapore. Research and development expenses, as a percentage of revenues, were approximately 24%, 21% and 21% in fiscal 2009, 2008 and 2007, respectively.

Our product development activities are focused on the design of integrated circuits that provide new features and enhanced performance primarily for communications, computing and consumer applications.

Competition

The semiconductor industry is characterized by rapid technological advances, cyclical market patterns, erosion of product sale prices and evolving industry standards. Many of our competitors have substantially greater technical, marketing, manufacturing or financial resources than we do. In addition, several foreign competitors receive financial assistance from their governments, which could give them a competitive advantage. We compete in different product areas to varying degrees on the basis of technical innovation and product performance, as well as product quality, availability and price.

Our competitive strategy is to use our applications expertise to develop a deep understanding of customers systems and to define and develop complete product portfolios that solve our customers’ whole problem.  We differentiate our products through innovative configurations, proprietary features, high performance, and breadth of offerings. Our ability to compete successfully and to expand our business will depend on a number of factors, including but not limited to:

▪	Performance, feature, quality and price of our products;
▪	Timing and success of new product introductions by us, our customers and our competitors;
▪	Quality of technical service and support and brand awareness;
▪	Cost effectiveness of our design, development, manufacturing and marketing efforts;
▪	Global economic condition.

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

Intellectual Property and Licensing

We rely primarily on our patents, trade secrets, contractual provisions, licenses, copyrights, trademarks, and other proprietary rights mechanisms to protect our intellectual property.  We believe that our intellectual property is a key corporate asset, and we continue to invest in intellectual property protection. We also intend to continue our efforts to increase the breadth of our patent portfolio. There can be no assurance that any patents issued to us will not be challenged, invalidated or circumvented, that the rights granted there under will provide competitive advantages to us or that our efforts to protect our intellectual property rights will be successful.

In recent years, there has been a growing trend of companies resorting to litigation to protect their semiconductor technology from unauthorized use by others. We have been involved in patent litigation, which adversely impacted our operating results. Although we have obtained patent licenses from certain semiconductor manufacturers, we do not have licenses from a number of semiconductor manufacturers with broad patent portfolios.  While we are not knowingly infringing on any of their patents, these semiconductor manufacturers may resort to litigation or other means in an effort to find infringements and force us to obtain licenses to their patents.  Our success will depend in part on our ability to obtain necessary intellectual property rights and protect our intellectual property rights.  While we have filed patent applications, we cannot be certain that these applications will issue into patents or that we will be able to obtain the patent coverage and other intellectual property rights necessary to protect our technology.  Further, we cannot be certain that once granted, the intellectual property rights covered by such patents will not be challenged by other parties.

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

Employees

As of March 29, 2009, we had approximately 2,112 employees worldwide, with approximately 1,128 employees located in the United States.  Our future success depends in part on our ability to attract and retain qualified personnel, particularly engineers, who are often in great demand. We have implemented policies enabling our employees to share in our success, including stock option, restricted stock unit, stock purchase and incentive bonus plans. We have never had a work stoppage related to labor issues.  None of our employees are currently represented by a collective bargaining agreement, and we consider our employee relations to be good.

Available Information

We electronically file our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended with the SEC. The public may read or copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.   You may obtain a free copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports with the SEC on our website on the World Wide Web at http://www.IDT.com, by contacting the Investor Relations Department at our corporate offices by calling (408) 654-6420 or by sending an e-mail message to ir@IDT.com.

ITEM 1A.  RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below and all information contained in this report before you decide to purchase our common stock. If any of the possible adverse events described below actually occurs, we may be unable to conduct our business as currently planned and our financial condition and operating results could be harmed. In addition, the trading price of our common stock could decline due to the occurrence of any of these risks, and you may lose all or part of your investment. The risks described below are not the only risks facing us.  Additional risks not currently known to us or that we currently believe are immaterial may also impair our business operations, results, and financial condition.

Our operating results can fluctuate dramatically.  Our operating results have fluctuated in the past and are likely to vary in the future.  For example, we recorded net losses of $1,045.2 million in fiscal 2009, net income of $34.2 million in fiscal 2008 and net losses of $7.6 million in fiscal 2007, respectively. Fluctuations in operating results can result from a wide variety of factors, including:

•	Global market and economic conditions, including those related to the credit markets, may adversely affect our business and results of operations;
•	The cyclicality of the semiconductor industry and industry-wide wafer processing capacity;
•	Changes in the demand for and mix of products sold and in the markets we and our customers serve;
•	Competitive pricing pressures;
•	The success and timing of new product and process technology announcements and introductions from us or our competitors;
•	Potential loss of market share among a concentrated group of customers;
•	Difficulty in attracting and retaining key personnel;
•	Difficulty in predicting customer product requirements;
•	Production difficulties and interruptions caused by our complex manufacturing and logistics operations;
•	Difficulty in managing fixed costs of our manufacturing capability in the face of changes in demand;
•	Reduced control over our manufacturing and product delivery as a result of our increasing reliance on subcontractors, foundry and other manufacturing services;
•	Costs and other issues relating to future acquisitions;
•	Availability and costs of raw materials from a limited number of suppliers;
•	Political and economic conditions in various geographic areas;
•	Costs associated with other events, such as intellectual property disputes or other litigation; and
•	Legislative, tax, accounting, or regulatory changes or changes in their interpretation.

Global Market and Economic Conditions, including those related to the credit markets, may adversely affect our business and results of operations.

Unprecedented adverse changes in global financial markets and rapidly deteriorating business conditions in the world’s developed economies has resulted in tighter credit conditions and a global economic contraction through the end of fiscal 2009.  For the period ended March 29, 2009, continued concerns about the systemic impact of inflation and deflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market, a declining real estate market in the U.S. and added concerns fueled by the federal government interventions in the U.S. financial and credit markets have contributed to instability in both U.S. and international capital and credit markets, reduced corporate profits and capital spending, weakened demand and diminished expectations for the U.S. and global economy.  These conditions, combined with volatile oil prices, declining business and consumer confidence and increased unemployment have contributed to volatility of unprecedented levels and a significant economic recession.

As a result of these market and business conditions, the cost and availability of capital and credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads.  If these market conditions continue, they may limit our ability, and the ability of our customers, to timely borrow and access the capital and credit markets to meet liquidity needs, and resulting in an adverse effect on our financial condition and results of operations.  Poor credit market conditions and the contraction of global economic activity may have an adverse effect on the financial condition of our customers.  Should one or more of our major customers become financially constrained, or insolvent, our revenues and results of operations may be adversely affected. The economic slowdown may lead to reduced customer spending for semiconductors and weakened demand for our products which is likely to have a negative impact on revenue, gross profit and results of operations.  Reduced customer spending and weakened demand may drive the semiconductor industry to reduce product pricing, which would also have a negative impact on revenue, gross profit and results of operations.  In addition, the semiconductor industry has traditionally been highly cyclical and has often experienced significant downturns in connection with, or in anticipation of, deterioration in general economic conditions and we cannot accurately predict how severe and prolonged any downturn might be.

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

A portion of our manufacturing capability is relatively fixed in nature.   Although we have reduced our manufacturing cost structure substantially over the past several years, a portion of our manufacturing capability is relatively fixed in nature.  Large and rapid swings in demand for our products can make it difficult to efficiently utilize this capacity on a consistent basis. Significant reductions in demand for our products could result in material under utilization of our manufacturing facilities while sudden increases in demand for our products could leave us short of capacity and unable to capitalize on incremental revenue opportunities. These swings in demand and the resulting under-utilization of our manufacturing capacity or inability to procure sufficient capacity to meet end customer demand for our products could cause material fluctuations in, and could materially and adversely affect, the revenue and gross margins we report.

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

The costs associated with the legal proceedings in which we are involved can be substantial, specific costs are unpredictable and not completely within our control, and unexpected increases in litigation costs could adversely affect our operating results.  We are currently involved in legal proceedings, as described below in Part I, Item 3 "Legal Proceedings."  The costs associated with legal proceedings are typically high, relatively unpredictable and are not completely within our control.  While we do our best to forecast and control such costs, the costs may be materially more than expected, which could adversely affect our operating results. Moreover, we may become involved in unexpected litigation with additional companies at any time, which would increase our aggregate litigation costs and could adversely affect our operating results.  We are not able to predict the outcome of any of our legal actions and an adverse decision in any of our legal actions could significantly harm our business and financial performance.

We are dependent on a concentrated group of customers for a significant part of our revenues.    A large portion of our revenues depends on sales to a limited number of customers.  If these relationships were to diminish, or if these customers were to develop their own solutions or adopt a competitor’s solution instead of buying our products, our results could be adversely affected. For example, any diminished relationship with one or more of our key customers could adversely affect our results. While we historically have made relatively few sales to Cisco directly, when all channels of distribution are considered, including sales of product to EMS customers, we estimate that end-customer sales to Cisco represented approximately 10 - 20% of our annual revenues.

Many of our end-customer OEMs have outsourced their manufacturing to a concentrated group of global EMSs and original design manufacturers (ODMs) who then buy product directly from us or from our distributors on behalf of the OEM.  These EMSs and ODMs have achieved greater autonomy in the design win, product qualification and product purchasing decisions, especially for commodity products. Competition for the business of these EMSs and ODMs is intense and there is no assurance we can remain competitive and retain our existing market share with these customers. If these companies were to allocate a higher share of commodity or second-source business to our competitors instead of buying our products, our results would be adversely affected. Furthermore, as EMSs and ODMs have represented a growing percentage of our overall business, our concentration of credit and other business risks with these customers has increased. Competition among global EMSs and ODMs is intense as they operate on extremely thin margins.  If any one or more of these global EMSs or ODMs were to file for bankruptcy or otherwise experience significantly adverse financial conditions, our business would be adversely impacted as well.

Finally, we utilize a relatively small number of global and regional distributors around the world, who buy product directly from us on behalf of their customers. For example, one family of distributors, Maxtek and its affiliates, represented approximately 21% of our revenues for fiscal 2009 and represented approximately 21% of our gross accounts receivable as of March 29, 2009.  If our business relationships were to diminish or any of these global distributors were to file for bankruptcy or otherwise experience significantly adverse financial conditions, our business could be adversely impacted. Because we continue to be dependent upon continued revenue from a small group of OEM end customers, global and regional distributors, any material delay, cancellation or reduction of orders from or loss of these or other major customers could cause our sales to decline significantly, and we may not be able to reduce the accompanying expenses at the same rate.

We are exposed to potential impairment charges on certain assets.  Over the past several years, we have made several acquisitions.  As a result of these acquisitions, we had over $1 billion of goodwill and over $204 million of intangible assets on our balance sheet at the beginning of fiscal 2009.  As a result of our interim impairment analysis in Q3 2009 and annual impairment analysis in Q4 2009, we recorded a goodwill impairment charge of $946.3 million and acquisition-related intangible asset impairment charge of $79.4 million in fiscal 2009. In determining fair value, we consider various factors including our market capitalization, forecasted revenue and costs, risk-adjusted discount rates, future economic and market conditions, determination of appropriate market comparables and expected periods over which our assets will be utilized and other variables.

If our assumptions regarding forecasted cash flow, revenue and margin growth rates of certain long-lived asset groups and reporting units are not achieved, it is reasonably possible that an impairment review may be triggered for the remaining balance of goodwill and long-lived assets prior to the next annual review in the fourth quarter of fiscal 2010, which could result in material charges that could impact our operating results and financial position. In addition, from time to time, we have made investments in other companies, both public and private.  If the companies that we invest in are unable to execute their plans and succeed in their respective markets, we may not benefit from such investments, and we could potentially lose the amounts we invest.  In addition, we evaluate our investment portfolio on a regular basis to determine if impairments have occurred.  Impairment charges could have a material impact on our results of operations in any period.

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

Our product manufacturing operations are complex and subject to interruption.  From time to time, we have experienced production difficulties, including lower manufacturing yields or products that do not meet our or our customers' specifications, which has resulted in delivery delays, quality problems and lost revenue opportunities. While delivery delays have been infrequent and generally short in duration, we could experience manufacturing problems, capacity constraints and/or product delivery delays in the future as a result of, among other things, the complexity of our manufacturing processes, changes to our process technologies (including transfers to other facilities and die size reduction efforts), and difficulties in ramping production and installing new equipment at our facilities.   In addition, any significant quality problems could damage our reputation with our customers and could take focus away from the development of new and enhanced products.  These could have a significant negative impact on our financial results.

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

We are reliant upon subcontractors and third-party foundries.  Beginning in fiscal 2008, we do not perform assembly services in-house and are now totally dependent on subcontractors for assembly operations.  We are also dependent on third-party outside foundries for the manufacture of a portion of our silicon wafers.  Our increased reliance on subcontractors and third-party foundries for our current products increases certain risks because we will have less control over manufacturing quality and delivery schedules, maintenance of sufficient capacity to meet our orders and generally, maintaining the manufacturing processes we require.  We expect our use of subcontractors and third-party foundries to continue to increase.  Due to production lead times and potential capacity constraints, any failure on our part to adequately forecast the mix of product demand and resulting foundry and subcontractor requirements could adversely affect our operating results.  In addition, we cannot be certain that these foundries and subcontractors will continue to manufacture, assemble, package and test products for us on acceptable economic and quality terms, or at all, and it may be difficult for us to find alternatives in a timely and cost-effective manner if they do not do so.

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

We have limited experience with government contracting, which entails differentiated business risks.  Currently, certain of our subsidiaries derive revenue from contracts and subcontracts with agencies of, or prime contractors to, the U.S. government, including U.S. military agencies.  Although former employees of ICS who work for us have experience contracting with agencies of the U.S. government, historically we have not contracted with agencies of the U.S. government.  As a company engaged, in part, in supplying defense-related equipment to U.S. government agencies, we are subject to certain business risks that are particular to companies that contract with U.S. government agencies.  These risks include the ability of the U.S. government or related contractors to unilaterally:

•	Terminate contracts at its convenience;
•	Terminate, modify or reduce the value of existing contracts, if budgetary constraints or needs change;
•	Cancel multi-year contracts and related orders, if funds become unavailable;
•	Adjust contract costs and fees on the basis of audits performed by U.S. government agencies;
•	Control and potentially prohibit the export of our products;
•	Require that the company continue to supply products despite the expiration of a contract under certain circumstances;
•	Require that the company fill certain types of rated orders for the U.S. government prior to filling any orders for other customers; and
•	Suspend us from receiving new contracts pending resolution of any alleged violations of procurement laws or regulations.

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

Tax benefits we receive may be terminated or reduced in the future, which would increase our costs.  As a result of our international manufacturing operations, a significant portion of our worldwide profits are in jurisdictions outside the United States, including Bermuda, Singapore and Malaysia which offer significant reductions in tax rates.  These lower tax rates allow us to record a relatively low tax expense on a worldwide basis.  Under current Bermuda law, we are not subject to tax on our income and capital gains.  If the Internal Revenue Service were to change the law regarding deferral of manufacturing profits, this would have a significant impact to our financial results.

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

International operations add increased volatility to our operating results.    A substantial percentage of our revenues are derived from international sales, as summarized below:

(percentage of total revenues)	Fiscal 2009	Fiscal 2008	Fiscal 2007

Americas	20%	28%	30%
Asia Pacific	63%	56%	47%
Japan	9%	9%	13%
Europe	8%	7%	10%

Total	100%	100%	100%

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

In addition, as much of our revenues are generated outside the United States, a significant portion of our cash and investment portfolio accumulates offshore.  At March 29, 2009, we had cash, cash equivalents and investments of approximately $200.7 million invested overseas in accounts belonging to various IDT foreign operating entities.  While these amounts are primarily invested in U.S. dollars, a portion is held in foreign currencies, and all offshore balances are exposed to local political, banking, currency control and other risks.  In addition, these amounts may be subject to tax and other transfer restrictions.

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

If the recent credit market conditions worsen, it could have a material adverse impact on our investment portfolio.  Although we manage our investment portfolio by purchasing only highly rated securities and diversifying our investments across various sectors, investment types, and underlying issuers, recent volatility in the short-term financial markets has been unprecedented.   We have a nominal amount of securities in asset backed commercial paper and hold no auction rated or mortgage backed securities.  However it is uncertain as to the full extent of the current credit and liquidity crisis and with possible further deterioration, particularly within one or several of the large financial institutions, the value of our investments could be negatively impacted.

Our common stock has experienced substantial price volatility.   Volatility in the price of our common stock may occur in the future, particularly as a result of the current economic downturn and quarter-to-quarter variations in our actual or anticipated financial results, or the financial results of other semiconductor companies or our customers. Stock price volatility may also result from product announcements by us or our competitors, or from changes in perceptions about the various types of products we manufacture and sell.  In addition, our stock price may fluctuate due to price and volume fluctuations in the stock market, especially in the technology sector, and as a result of other considerations or events described in this section.

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

We believe that the facilities that we currently own or lease are suitable and adequate for our needs for the immediate future.

ITEM 3. LEGAL PROCEEDINGS

On October 24, 2006, we were served with a civil antitrust complaint filed by Reclaim Center, Inc., et. al. as plaintiffs in the U.S. District Court for the Northern District of California against us and 37 other entities on behalf of a purported class of indirect purchasers of Static Random Access Memory (SRAM) products. The Complaint alleges that we and other defendants conspired to raise the prices of SRAM, in violation of Section 1 of the Sherman Act, the California Cartwright Act, and several other states’ antitrust, unfair competition and consumer protection statutes. Shortly thereafter, a number of other plaintiffs filed similar complaints on behalf of direct and indirect purchasers of SRAM products. Given the similarity of the complaints, the Judicial Panel on Multidistrict Litigation transferred the cases to a single judge in the Northern District of California and consolidated the cases for pretrial proceedings in February 2007. The consolidated cases are captioned In re Static Random Access Memory (SRAM) Antitrust Litigation. In August 2007, direct and indirect purchasers of SRAM products filed separate Consolidated Amended Complaints. We were not named as a defendant in either complaint. Pursuant to tolling agreements with the indirect and direct purchaser plaintiffs, the statute of limitations was tolled until January 10, 2009 as to potential claims against us.  The tolling agreements have now expired and the statute of limitations is running on potential claims against us.  Both cases are in the discovery stage.  We intend to vigorously defend ourselves against these claims.

On May 14, 2007, we were served with a Civil Investigative Demand from the State of Florida concerning SRAM products. We and the State of Florida have reached an agreement that suspends our obligation to respond to the CID. The agreement also tolled the statute of limitations until January 21, 2009 as to potential claims against us.  The tolling agreement has now expired and the stature of limitations is running on potential claims against us.  Complaints concerning SRAM products have also been filed against us in Ontario, British Columbia and Quebec, Canada. The allegations in these complaints are parallel to the allegations in the complaints pending in the United States. On March 19, 2008, we entered into a tolling agreement with the plaintiffs in the Ontario, British Columbia and Quebec actions. On March 25, 2008, the Ontario Superior Court of Justice entered an order that discontinued the action in Ontario against us without prejudice. On May 2, 2008, a Notice of Discontinuance was filed by the plaintiff in the Supreme Court of British Columbia, resulting in a discontinuation of the action against us without prejudice. On August 28, 2008, the court in Quebec issued an order of discontinuance with respect to us.

In April 2008, LSI Corporation and its wholly owned subsidiary Agere Systems Inc. (collectively “LSI”) instituted an action in the United States International Trade Commission (ITC), naming the Company and 17 other respondents.  The ITC action seeks an exclusion order to prevent importation into the U.S. of semiconductor integrated circuit devices and products made by methods alleged to infringe an LSI patent relating to tungsten metallization in semiconductor manufacturing. LSI also filed a companion case in the U.S. District Court for the Eastern District of Texas seeking an injunction and damages of an unspecified amount relating to such alleged infringement. Since the initiation of both actions, five additional parties have been named as respondents/defendants in the respective actions. Some of the defendants in the action have since settled the claims against them. The action in the U.S. District Court has been stayed pending the outcome of the ITC action. The ITC action is currently scheduled for hearing July 20, 2009. We cannot predict the outcome or provide an estimate of any possible losses.  We will continue to vigorously defend ourselves against the claims in these actions

We cannot predict the outcome or provide an estimate of any possible losses in the cases currently pending against the Company.  The continuing litigation could be costly, divert our management’s attention and could have a material and adverse effect on our business, results of operations, financial condition or cash flows. We intend to vigorously defend these actions. We are currently a party to various other legal proceedings, claims, disputes and litigation arising in the ordinary course of business. Based on our own investigations, we do not believe the ultimate outcome of such proceedings, individually and in the aggregate, will have a material adverse effect on our financial position, results of operation or cash flows. However, because of the nature and inherent uncertainties of such litigation and investigations, should the outcome of these actions be unfavorable, our business, financial condition, results of operations or cash flows could be materially and adversely affected.
.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES ON EQUITY SECURITIES

Price Range of Common Stock

Our Common Stock is traded on the NASDAQ Global Select Market under the symbol IDTI. The following table shows the high and low closing sales prices for our Common Stock as reported by the NASDAQ Global Select Market for the fiscal periods indicated:

	High	Low
Fiscal 2009
First Quarter	$12.51	$8.93
Second Quarter	11.34	8.26
Third Quarter	7.82	4.33
Fourth Quarter	6.25	4.12

Fiscal 2008
First Quarter	$15.97	$14.31
Second Quarter	16.37	14.78
Third Quarter	14.72	11.10
Fourth Quarter	11.31	7.42

Stockholders

As of April 24, 2009, there were approximately 771 record holders of our Common Stock. A substantial majority of our shares are held by brokers and other institutions on behalf of individual stockholders.

Dividends

We have never paid cash dividends on our Common Stock. We currently plan to retain any future earnings for use in our business and do not currently anticipate paying cash dividends in the foreseeable future.

Issuer Purchases of Equity Securities

The following table sets forth information with respect to repurchases of our common stock during the fourth quarter of fiscal 2009:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
December 28, 2008 – January 25, 2009	--	--	--	$77,894,774
January 26, 2009 – February 22, 2009	--	--	--	$77,894,774
February 23, 2009 – March 29, 2009	--	--	--	$77,894,774
Total	--	--	--

(1) On January 18, 2007, the Company’s Board of Directors initiated a $200 million share repurchase program. During fiscal 2008, the Company’s Board of Directors approved a $200 million expansion of the share repurchase program to a total of $400 million. In fiscal 2008, the Company repurchased approximately 28.9 million shares at an average price of $11.60 per share for a total purchase price of $334.8 million. On April 30, 2008, the Company’s Board of Directors approved an additional $100 million expansion of the share repurchase program to a total of $500 million. During Q1 2009, the Company repurchased approximately 2.1 million shares at an average price of $10.71 per share for a total purchase price of $22.3 million. During Q2 2009, the Company repurchased approximately 1.4 million shares at an average price of $10.44 per share for a total purchase price of $15.1 million. During Q3 2009, the Company repurchased approximately 4.8 million shares at an average price of $5.16 per share for a total purchase price of $24.9 million. There was no share repurchase activity in Q4 2009.  Share repurchases were recorded as treasury stock and resulted in a reduction of stockholders’ equity. As of March 29, 2009, approximately $78.0 million was available for future share repurchases. The program is intended to reduce the number of outstanding shares of common stock to increase stockholder value.

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

The Company’s stock price performance shown in the following graph is not necessarily indicative of future stock price performance.

Cumulative Total Return
	2004	2005	2006	2007	2008	2009
Integrated Device Technology, Inc.	$100.00	$80.20	$99.07	$102.80	$59.53	$30.33
S&P 500	$100.00	$106.69	$119.20	$133.31	$126.54	$78.34
S&P Semiconductor index	$100.00	$84.76	$91.80	$84.76	$80.50	$57.01

ITEM 6. SELECTED FINANCIAL DATA

The data set forth below are qualified in their entirety by reference to, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes thereto included in this Annual Report on Form 10-K.

Statements of Operations Data

(in thousands, except per share data)	Fiscal Year Ended
	March 29, 2009	March 30, 2008	April 1, 2007	April 2, 2006	April 3, 2005

Revenues	$663,245	$781,467	$803,596	$527,778	$390,640
Research and development expenses	161,192	165,599	166,433	127,591	103,729
Goodwill and intangible assets impairment	1,025,685	--	--	--	--
Losses on investments, net	--	--	--	(1,705)	(12,831)
Operating income (loss)	(1,043,835)	12,025	(17,496)	(94,842)	13,923
Net Income (loss)	$(1,045,167)	$34,179	$(7,578)	$(81,708)	$13,333
Basic net income (loss) per share	(6.22)	0.18	(0.04)	(0.52)	0.13
Diluted net income (loss) per share	(6.22)	0.18	(0.04)	(0.52)	0.12
Shares used in computing net income (loss) per share:
Basic	168,114	187,213	198,106	157,345	105,825
Diluted	168,114	189,260	198,106	157,345	108,204

Balance Sheets and Other Data

(in thousands, except employee data)	March 29, 2009	March 30, 2008	April 3, 2007	April 2, 2006	April 3, 2005

Cash, cash equivalents and investments (1)	$296,073	$239,191	$359,933	$295,973	$581,233
Total assets	678,367	1,783,253	2,041,732	2,037,691	910,829
Other long-term obligations	14,314	18,364	16,001	15,581	10,890
Stockholders' equity	$557,068	$1,620,822	$1,839,090	$1,858,199	$787,116
Number of employees	2,112	2,353	2,400	2,700	2,955

(1) Cash, cash equivalents and investments exclude equity investments not classified as available for sale.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with “Item 6. Selected Financial Data” and “Item 8. Financial Statements and Supplementary Data”, included elsewhere in this Annual Report on Form 10-K.

The information in this Annual Report contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking. Forward-looking statements are based upon current expectations that involve a number of risks and uncertainties. These risks and uncertainties include, but are not limited to: operating results; new product introductions and sales; competitive conditions; capital expenditures and resources; manufacturing capacity utilization; customer demand and inventory levels; intellectual property issues; and the risk factors set forth in the section “Risk Factors” in Part I, Item 1A, of this Annual Report on Form 10-K. As a result of these risks and uncertainties, actual results and timing of events could differ significantly from those anticipated in the forward-looking statements. We undertake no obligation to publicly release any revisions to the forward-looking statements for future events or new information after the date of this Annual Report on Form 10-K.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S..  The preparation of such statements requires us to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period and the reported amounts of assets and liabilities as of the date of the financial statements.  Our estimates and assumptions are based on historical experience and other factors that we consider to be appropriate in the circumstances.  However, actual future results may vary from our estimates and assumptions.

We believe that the following accounting policies are "critical", as defined by the SEC, in that they are both highly important to the portrayal of our financial condition and results, and they require difficult management judgments, estimates and assumptions about matters that are inherently uncertain.

Revenue Recognition.  Our revenue results from semiconductors sold through three channels: direct sales to original equipment manufacturers (OEMs) and electronic manufacturing service providers (EMSs), consignment sales to OEMs and EMSs, and sales through distributors. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and our ability to collect is reasonably assured.  For direct sales, we recognize revenue in accordance with the applicable shipping terms. Revenue related to the sale of consignment inventory is not recognized until the product is pulled from inventory stock by the customer.

For distributors who have stock rotation, price protection and ship from stock pricing adjustment rights, we defer revenue and related cost of revenues on sales to these distributors until the product is subsequently sold by the distributor to an end-customer.  Subsequent to shipment to the distributor, we may reduce product pricing through price protection based on market conditions, competitive considerations and other factors.  Price protection is granted to distributors on the inventory that they have on hand at the date the price protection is offered.  We may also grant certain credits to its distributors on specially identified portions of the distributors’ inventory to allow them to earn a competitive gross margin upon the sale of the our products to the distributors’ end customers.  As a result of our inability to estimate these credits, we have determined that the sales price to these distributors is not fixed or determinable until the final sale to the end-customer.

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

Income Taxes.  We account for income taxes under an asset and liability approach that requires the expected future tax consequences of temporary differences between book and tax bases of assets and liabilities be recognized as deferred tax assets and liabilities. Generally accepted accounting principles require us to evaluate our ability to realize the value of our net deferred tax assets on an ongoing basis. A valuation allowance is recorded to reduce the net deferred tax assets to an amount that will more likely than not be realized. Accordingly, we consider various tax planning strategies, forecasts of future taxable income and our most recent operating results in assessing the need for a valuation allowance. In the consideration of the ability to realize the value of net deferred tax assets, recent results must be given substantially more weight than any projections of future profitability. Since the fourth quarter of fiscal 2003, we determined that, under applicable accounting principles, we could not conclude that it was more likely than not that we would realize the value of our net deferred tax assets. Our assumptions regarding the ultimate realization of these assets remained unchanged in fiscal 2009 and accordingly, we record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized.

On April 2, 2007, we adopted the Financial Accounting Standards Board’s (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretations of FASB Statement No 109 (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes (SFAS 109). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result of the implementation of FIN 48, we recognize the tax liability for uncertain income tax positions on the income tax return based on the two-step process prescribed in the interpretation. The first step is to determine whether it is more likely than not that each income tax position would be sustained upon audit. The second step is to estimate and measure the tax benefit as the amount that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority. Estimating these amounts requires us to determine the probability of various possible outcomes. We evaluate these uncertain tax positions on a quarterly basis. This evaluation is based on the consideration of several factors including changes in facts or circumstances, changes in applicable tax law, settlement of issues under audit and new exposures. If we later determine that our exposure is lower or that the liability is not sufficient to cover our revised expectations, we adjust the liability and effect a related change in either our tax provision or goodwill during the period in which we make such determination.

Inventories.  Inventories are recorded at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market value.  We record provisions for obsolete and excess inventory based on our forecasts of demand over specific future time horizons. We also record provisions to value our inventory at the lower of cost or market value, which rely on forecasts of average selling prices (ASPs) in future periods.  Actual market conditions, demand and pricing levels in the volatile semiconductor markets that we serve may vary from our forecasts, potentially impacting our inventory reserves and resulting in material impacts to our gross margin.

Valuation of Long-Lived Assets and Goodwill.  We own and operate our own manufacturing facilities (see Part I of this Form 10-K), and have also acquired certain businesses and product portfolios in recent years. As a result, we have property, plant and equipment, goodwill and other intangible assets. We evaluate these items for impairment on an annual basis, or sooner, if events or changes in circumstances indicate that carrying values may not be recoverable. Triggering events for impairment reviews may include adverse industry or economic trends, significant restructuring actions, significantly lowered projections of profitability, or a sustained decline in our market capitalization. Evaluations of possible impairment and if applicable, adjustments to carrying values, require us to estimate among other factors future cash flows, useful lives and fair market values of our reporting units and assets. Actual results may vary from our expectations.

We review goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable in accordance with SFAS 142, Goodwill and Other Intangible Assets. Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables. We utilize a discounted cash flow analysis to estimate the fair value of our reporting units. Actual future results may differ from those estimates. In addition, we make certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each of our reporting units. As a result of our interim impairment analysis in Q3 2009 and annual impairment analysis in Q4 2009, we recorded goodwill impairment charges totaling $946.3 million in fiscal 2009.

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

Calculating the fair value of stock-based awards at the date of grant requires us to make estimates that involve significant judgment.  We use the Black-Scholes valuation model to estimate the fair value of employee stock options, restricted stock units and the rights to purchase shares under employee stock purchase plan, consistent with the provisions of SFAS 123(R).  Option-pricing models require the input of highly subjective assumptions, including the expected term of options and the expected price volatility of the stock underlying such options. Our stock price volatility assumption is based on a blend of historical volatility of the Company’s common stock and implied volatility of call options and dealer quotes on call options, generally having a term of less than twelve months. Changes in the subjective assumptions required in the valuation models may significantly affect the estimated value of the stock-based awards, the related stock-based compensation expense and, consequently, our results of operations.

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

Results of Operations

We design, develop, manufacture and market a broad range of high-performance, mixed-signal semiconductor solutions for the advanced communications, computing and consumer industries. This is achieved by developing detailed systems-level knowledge and applying our fundamental semiconductor heritage in high speed serial interfaces, timing, switching and memory to create solutions to compelling technology problems faced by customers.

During Q2 2009, we announced a reorganization of our business units into five operating segments.  The five operating segments are Communications, Networking, Enterprise Computing, Computing and Multimedia and Video and Display.  The reorganization was performed to reduce costs and align resources with the needs of each business unit and was fully implemented in Q3 2009.  As a result, we reevaluated our reportable business segments in accordance with SFAS 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131) and changed our reportable segments from three (Networking segment, Timing segment and Standard Products and Others segment) to two reportable segments (Communications segment and Computing and Consumer segment). The Communications and Networking operating segments are aggregated into Communications reportable segment, while Enterprise Computing, Computing and Multimedia and Video and Display operating segments are aggregated into Computing and Consumer reportable segment. This change in segment reporting had no impact on our consolidated balance sheets, statements of operations, statements of cash flows or statements of stockholders’ equity for any periods.

The Chief Executive Officer or CEO has been identified as the Chief Operating Decision Maker as defined by SFAS 131.

The segment information for fiscal 2008 and 2007 has been adjusted retrospectively to conform to the current period presentation.

Our reportable segments include the following:

▪
Communications segment: includes network search engines (NSEs), switching solutions, flow-control management devices, FIFOs, multi-port products, integrated communications processors, high-speed SRAM, military application, digital logic, telecommunications.

▪	Computing and Consumer segment: includes clock generation and distribution products, high-performance server memory interfaces, PC audio and video products.

Revenues

(in thousands)	For the fiscal year ended
	March 29, 2009	March 30, 2008	April 1, 2007
Communications	$304,256	$349,820	$403,393
Computing and Consumer	358,989	431,647	400,204
Total	$663,245	$781,467	$803,597

Communications Segment
Revenues in our Communications segment decreased $45.6 million, or 13% in fiscal 2009 as compared to 2008 due to the overall weakness in our communications end market which was negatively impacted by the economic downturn.  The decrease was primarily driven by revenue declines in our networking division, related to decreased consumption from one of our largest customers.  Revenues within our flow control management division decreased 12%, primarily related to our legacy products.  Revenues from our SRAM and digital logic products decreased 15% year over year due to softness in the communications IC market.  Partially offsetting these decreases was a 10% increased sales in communications timing and telecom products as we continue to have success with our timing products for the communications markets despite the economic downturn.

Revenues in our Communications segment decreased $53.6 million, or 13% in fiscal 2008 as compared to fiscal 2007.  The decrease was primarily driven by revenues decline in networking, flow control management, SRAM and digital logic products, partially offset by increased revenues in communications timing, military and telecom products.

Computing and Consumer Segment
Revenues in our Computing and Consumer segment decreased $72.7 million, or 17% in fiscal 2009 as compared to fiscal 2008 as a result of the global economic downturn and increased competition in the consumer market.  Revenues within our Computing and Multimedia division decreased 25%, driven by weaker demand for our personal computing and consumer products.  Revenues within our Enterprise Computing division decreased 7%, driven by the continued ramp down of our Advanced Memory Buffer (AMB) products, which outpaced the growth in our PCI Express products. Partially offsetting these decreases was an increase in our Video and Display division as a result of the Silicon Optix acquisition.

Revenues in our Computing and Consumer segment increased $31.4 million or 8% in fiscal 2008 as compared to fiscal 2007.  Revenues within our Computing and Multimedia division increased 13% in the fiscal 2008 as compared to fiscal 2007 due to the strength in the PC and consumer end-markets and a full year revenue from our PC Audio products, while fiscal 2007 only included a partial year’s revenue from our PC Audio products subsequent to our acquisition of Sigma Tel.  Revenues within our Enterprise computing division increased 2% as a result of the continued ramp of our AMB products during fiscal 2008.

Revenues in Asia Pacific (APAC), North America, Japan and Europe accounted for 63%, 20%, 9% and 8%, respectively, of our consolidated revenues in fiscal 2009 compared to 56%, 28%, 9% and 7%, respectively, in fiscal 2008.  The Asia Pacific region continues to be our strongest region, as many of our largest customers utilize manufacturers in the APAC region.

Revenues (recent trends and outlook).  We currently anticipate overall revenues to decrease significantly in fiscal 2010, due to the effects of the global economic downturn.

Included in the Balance Sheet caption “Deferred income on shipments to distributors” are amounts related to shipments to certain distributors for which revenue is not recognized until our product has been sold by the distributor to an end customer. The components of March 29, 2009 and March 30, 2008 are as follows:

(in thousands)	For the fiscal year ended
	March 29, 2009	March 30, 2008
Gross deferred revenue	$21,302	$30,741
Gross deferred costs	4,764	6,429
Deferred income on shipments to distributors	$16,538	$24,312

The gross deferred revenue represents the gross value of shipments to distributors at the list price billed to the distributor less any price protection credits provided to them in connection with reductions in list price while the products remain in their inventory.  Based on our history, the amount ultimately recognized as revenue will be lower than this amount as a result of ship from stock pricing credits which are issued in connection with the sell through of the product to an end customer.  As the amount of price adjustments subsequent to shipment is dependent on the overall market conditions, the levels of these adjustments can fluctuate significantly from period to period. Historically, this amount has represented an average of approximately 25% of the list price billed to the customer.  As these credits are issued, there is no impact to working capital as this reduces both accounts receivable and deferred revenue.  The gross deferred costs represent the standard costs (which approximate actual costs) of products we sell to the distributors.

Gross Profit

(in thousands)	For the fiscal year ended
	March 29, 2009	March 30, 2008	April 1, 2007
Gross Profit	$274,449	$339,332	$340,648
Gross Margin	41%	43%	42%

Gross profit (fiscal 2009 compared to fiscal 2008).  Gross profit for fiscal 2009 was $274.4 million, a decrease of $64.9 million compared to $339.3 million recorded in fiscal 2008.  Gross margin in fiscal 2009 was 41% compared to 43% in fiscal 2008.  The decrease in gross profit was primarily driven by lower revenue, primarily due to the overall lower unit sales resulting from the economic recession.  Fiscal 2009 gross margin was negatively impacted by a $19.5 million increase in inventory excess and obsolescence reserves. The increase in inventory excess and obsolescence reserves was primarily due to higher levels of inventory compared to forecasted demand for such products resulting from the economic downturn.  The increase in inventory reserves was partially offset by improved utilization of our fabrication facility.  The utilization of our manufacturing capacity in Oregon increased from approximately 60% of equipped capacity in fiscal 2008 to 67% of equipped capacity in fiscal 2009. Our gross margin benefited from a $7.0 million decrease in intangible asset amortization as a portion is being amortized on an accelerated method, resulting in decreased amortization over time. In addition, our gross margin benefited from $1.6 million, $0.8 million and $0.8 million decreases in performance related bonuses, royalty expenses and equipment expenses, respectively.  Finally, gross profit benefited in fiscal 2009 and 2008 by approximately $3.2 million and $2.8 million, respectively, from the sale of inventory previously written down.

Gross profit (fiscal 2008 compared to fiscal 2007).  Gross profit for fiscal 2008 was $339.3 million, a decrease of $1.3 million compared to the $340.6 million recorded in fiscal 2007. Gross margin in fiscal 2008 was 43% compared to 42% in fiscal 2007. The increase in gross margin was primarily driven by an $18.0 million year-over-year decrease in intangible asset amortization as a portion is being amortized on an accelerated method, resulting in decreased amortization over time.  Our gross margin also benefited from a decrease of $6.5 million in depreciation and equipment maintenance expense primarily related to equipment at our Oregon fabrication facility.  In addition, our fiscal 2007 results included a one time impairment charge of $4.2 million related to our former Philippines facility as we wrote the carrying value of the assets down to its ultimate selling price.  Offsetting these increases, our gross margin was negatively impacted by a less favorable mix of products sold within each division as our unit sales grew while average selling prices declined.  In addition, the utilization of our manufacturing capacity in Oregon decreased from approximately 80% of equipped capacity in 2007 to approximately 60% of equipped capacity in 2008. Finally, we estimate that gross profit benefited in fiscal 2008 and 2007 by approximately $2.8 million and $1.7 million, respectively, from the sale of inventory previously written down.

Operating Expenses

The following table presents our operating expenses for fiscal years 2009, 2008 and 2007, respectively:

(in thousands)	March 29, 2009	% of Net Revenues	March 30, 2008	% of Net Revenues	April 1, 2007	% of Net Revenues
Research and Development	$161,192	24%	$165,599	21%	$166,433	21%
Selling, General and Administrative	$125,810	19%	$161,708	21%	$191,211	24%
In-process Research and Development	$5,597	1%	$--	--	$500	0%

Research and development (fiscal 2009 compared to fiscal 2008).  R&D expenses decreased $4.4 million, or 3%, to $161.2 million in fiscal 2009 compared to fiscal 2008.  The decrease was primarily attributable to a $5.6 million decrease in performance related bonus and a $4.0 million decrease in stock based compensation expenses as a result of lower valuation of new grants compared to fiscal 2008 due to lower stock prices.  We also benefited from a $1.2 million incremental loss in the participant portfolio of the executive deferred compensation plan primarily due to sequential declines in the stock market.  Our equipment expenses decreased $1.2 million primarily attributable to a decrease in depreciation expense and our continuous efforts to control capital asset purchases.  Partially offsetting these decreases was a $4.0 million increase in our core labor expenses as a result of additional Silicon Optix personnel expenses and a $2.1 million increase in severance payments related to our recent restructuring actions.  Finally, medical expenses increased $1.5 million year over year.

Research and development (fiscal 2008 compared to fiscal 2007).  R&D expenses decreased $0.8 million, or 1%, to $165.6 million in fiscal 2008 compared to fiscal 2007.  The decreases were primarily attributable to a $3.4 million decrease in performance related bonus and a $2.4 million reduction in stock based compensation expenses as the stock options granted in connection with the ICS merger have been substantially recognized.  Our equipment expenses and indirect materials decreased $1.1 million and $0.9 million, respectively, primarily related to lower depreciation expenses and lower photomask costs attributable to timing and efficiency of product development activities.  Partially offsetting these decreases was an increase of $7.6 million in employee-related expenses, primarily attributable to additional development personnel to support the growth of our business and a full year of PC Audio division personnel expenses in fiscal 2008 compared to six months in fiscal 2007.

We currently anticipate that R&D spending in fiscal 2010 will decrease slightly as compared to fiscal 2009.

Selling, general and administrative (fiscal 2009 compared to fiscal 2008).  SG&A expenses decreased $35.9 million, or 22% to $125.8 million in fiscal 2009 compared to fiscal 2008.  The decrease was primarily attributable to a $23.5 million decrease in intangible asset amortization, a portion of which is being amortized on an accelerated method, resulting in decreased amortization expense over time.  Employee-related expenses decreased $7.7 million, primarily attributable to a $4.6 million decrease in stock-based compensation expense as a result of lower valuation of new grants compared to fiscal 2008 due to lower stock prices; $1.8 million reduction in performance related bonus; $1.2 million expense related to an executive transition agreement with our former CEO in fiscal 2008 which was not incurred in fiscal 2009; a $0.7 million incremental loss in the participant portfolio of the executive deferred compensation and a $0.5 million increase in medical expenses.  We experienced a $3.3 million decrease in sales representative commissions attributable to lower revenues in fiscal 2009. Other decreases in selling, general and administrative included a $0.5 million decrease in travel and entertainment costs and $0.5 million in consulting service expenses primarily driven by our efforts to control costs.  Partially offsetting these decreases was a $0.9 million increase in bad debt expense.

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

We currently anticipate that SG&A spending in fiscal 2010 will decrease slightly compared to fiscal 2008 due to lower intangible asset amortization.

Acquired in-process research and development.   In Q3 2009, in connection with our acquisition of Silicon Optix’s video processing technology and related assets, we recorded a $5.6 million charge for acquired in-process research and development (IPR&D).  During fiscal 2007, in conjunction with our acquisition of SigmaTel’s PC Audio business, we recorded $0.5 million for acquired IPR&D.  For each of these transactions, the allocation of the purchase price to IPR&D was determined by identifying technologies that had not attained technological feasibility and that did not have future alternative uses. Technological feasibility is established when an enterprise has completed all planning, designing, coding and testing activities that are necessary to establish that a product can be produced to meet its design specifications, including functions, features and technical performance requirements.  The value of IPR&D was determined by considering the importance of each project to our overall development plan, estimating costs to develop the purchased IPR&D into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value based on the percentage of completion of the IPR&D projects.

Details of specific IPR&D charges are as follows:

In Q3 2009, in connection with our acquisition of Silicon Optix’s video processing technology and related assets, we recorded a $5.6 million charge for IPR&D. The allocation of the purchase price to IPR&D was determined by identifying technologies that had not attained technological feasibility and that did not have future alternative uses. We utilized the DCF method to value the IPR&D, using a discount factor of 32% to determine the net present value of the IPR&D. As of March 29, 2009, the project was 75% complete and we have incurred total costs of approximately $2.4 million related to this project since the acquisition. We estimate that an additional investment of $6.7 million will be required to complete the project. We expect to complete this project by the end of fiscal 2010.

During fiscal 2007, in connection with our acquisition of SigmaTel’s PC Audio business, we recorded a $0.5 million charge to IPR&D.  This amount is related to one project under development that had not yet reached technological feasibility.  Because of the significant leverage on existing technology, IPR&D was not considered to be a significant component of the acquired business.

Goodwill and intangible assets impairment. In accordance with SFAS 142, Goodwill and Other Intangible Assets, goodwill is reviewed for impairment annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. These tests are performed at the reporting unit level using a two-step method. The first step, used to determine if impairment possibly exists, is to compare the carrying amount of a reporting unit, including goodwill, to its fair value. If the carrying amount of the reporting unit exceeds the fair value, the second step is to determine the amount of a possible impairment by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables. We completed our annual impairment review of goodwill during the fourth quarter ended March 30, 2008 and concluded that there was no impairment. Due to the extraordinary market and economic conditions that occurred in the third quarter of fiscal 2008, we experienced a decline in our stock price, resulting in our market capitalization falling below our net book value. In addition, due to the increased competitive pressure within certain of our markets, as well as the deteriorating macro-economic environment, which caused a decline in our revenue, operating income, and cash flow forecasts, we concluded that indicators existed requiring us to perform an interim goodwill impairment analysis at November 30, 2008. Accordingly, we performed an interim goodwill impairment analysis for each of our five reporting units. Based on the preliminary results, the carrying value of the Computing and Multimedia (CMD) reporting unit exceeded its fair value, indicating potential goodwill impairment existed. As a result of this analysis, we wrote down the carrying amount of goodwill to its estimated implied value and recognized an estimated goodwill impairment charge of $326.4 million as of December 28, 2008.

In Q4 2009, we completed our annual impairment review of goodwill and concluded that due to increased deterioration in the macro-economic environment and significant downturn in semiconductor industry, our projected revenue for fiscal 2010 declined significantly from the amount we projected in Q3 2009.  Based on the results of SFAS 142 step 1 analysis, the carrying value of Communications (COM), Enterprise and Computing (ECD), and CMD business units exceeded their fair values.  As such, we performed step 2 of the impairment test to determine the implied fair value of goodwill of these reporting units.  The result of the step 2 goodwill analysis indicated that the goodwill related to the COM, ECD and CMD reporting units was impaired.  Accordingly, we wrote down the carrying amount of goodwill to their implied fair values and recognized an impairment charge of $619.9 million in Q4 2009.

We made several assumptions to establish inputs for our fair value calculations. We used the long term growth rates of 3% to calculate the terminal value of our reporting units. We used discount rates that ranged between 22% and 32% to calculate the discounted cash flows. The discount rates were higher than the range of 13% to 32% used in the prior year and 19% to 32% in Q3 2009. We believe that the assumptions and rates used in our impairment test under SFAS 142 are reasonable; however, they are judgmental, and variations in any of the assumptions or rates could result in a materially different amount of the impairment charge.

In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets are reviewed whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Recoverability of long-lived assets is measured by a comparison of the carrying amount of the asset group to the future undiscounted net cash flows expected to be generated by those assets. If such assets are considered to be impaired, the impairment charge recognized is the amount by which the carrying amounts of the assets exceeds the fair value of the assets. As a result of the impairment indicator described above, in Q3 2009 we performed an impairment analysis for our long-lived assets, including our intangible assets subject to amortization. The analysis indicated that some of the identified intangible assets were not recoverable as the sum of their estimated future undiscounted cash flows were below the asset’s carrying value and accordingly, we estimated the fair value of these identified assets using a discounted cash flow analysis to measure the impairment loss. As a result of this analysis, we wrote off the difference between the identified intangible assets’ estimated fair values and the carrying values and recognized an impairment charge of $12.7 million in Q3 2009.  In Q4 2009, in conjunction with our completion of goodwill impairment analysis, and also due to the revised lower revenue forecast for fiscal 2010 which we concluded were additional impairment indicators, we performed an impairment analysis for our long-lived assets.  As result of this impairment analysis, we recorded an impairment charge of approximately $66.7 million in Q4 2009.

Other-than-temporary impairment loss on investment. Our investment in non-marketable equity security of Best Elite International Limited (Best Elite), is accounted for by using the cost method and subject to a periodic impairment review. In fiscal 2009, we determined an impairment indicator existed related to this investment. As a result, we performed a fair value analysis for this investment. In determining whether a decline in value of our investment in Best Elite has occurred and is other than temporary, an assessment is made by considering available evidence, including the general market conditions in the wafer fabrication industry, Best Elite’s financial condition, near-term prospects, market comparables and subsequent rounds of financing. The valuation also takes into account the Best Elite’s capital structure, liquidation preferences for its capital and other economic variables. The valuation methodology for determining the decline in value of non-marketable equity securities is based on inputs that require management judgment. Based on the results, we recognized an other-than-temporary impairment charge of $3.0 million related to this investment in fiscal 2009 to write it down to its estimated fair value of $2.0 million.

Restructuring.   As part of an effort to streamline operations and increase profitability, we implemented reductions-in-force (RIF) in fiscal 2009, 2008 and 2007 that have impacted many of our operations.

In January 2009, we initiated a restructuring action intended to align the Company’s spending with demand that has weakened in the slowing economy. The restructuring plan includes a reduction of approximately 124 employees across multiple divisions worldwide. In March 2009, after carefully considering the market, revenues and prices for search engine products, we decided to restructure our NWD division.  As part of this restructuring action, we reduced approximately 56 positions in this division and ceased investment in new search engine product development.  In addition, we initiated restructuring actions, which affected our sales personnel in Germany and Japan.  We recorded restructuring expenses of $5.3 million for severance payments, Work Adjustment and Retraining Notification (WARN) payments and retention and other benefits associated with these restructuring actions in Q4 2009.  Currently, we expect to complete these restructuring actions in Q2 2010.

During Q3 2009, we initiated restructuring actions, which primarily affected our military business and Corporate Technology Group. These restructuring actions were taken to better allocate our engineering resources to maximize revenue potential. These actions resulted in the reduction of approximately 26 positions. We recorded restructuring expenses of approximately $0.6 million and $0.1 million for severance benefits associated with these restructuring actions in Q3 2009 and Q4 2009.  We expect to complete this restructuring plan in Q1 2010.

During Q2 2009, we initiated a reduction-in force, which primarily affected our Texas design center. This restructuring action was taken to streamline our operations within one of our business units. This action resulted in the reduction of approximately 21 positions. We recorded restructuring expenses of $0.5 million for severance benefits in Q2 2009 associated with this action.  This restructuring action was completed in Q4 2009.

During Q1 2009, we initiated restructuring actions, which primarily affected our manufacturing personnel in Penang, Malaysia as well as sales personnel in the U.S. and Sweden, including the closure of our Sweden office. We took these restructuring actions to rebalance the workforce to better align with our growth opportunities. These restructuring actions resulted in the reduction of approximately 79 positions. We recorded restructuring expenses of approximately $0.8 million for severance benefits associated with these restructuring actions in Q1 2009. All termination payments were made in Q2 2009.

During fiscal 2008, we initiated restructuring actions which affected engineering personnel in three of our product lines including the closure of our San Diego facility, as well as our manufacturing personnel. These actions resulted in the reduction of approximately 20 positions. We recorded restructuring expense of $0.7 million for severance and retention benefits associated with this action. In addition, the Company entered into a new sublease agreement for our Salinas facility, resulting in a reduction to our accrued lease liabilities of $0.2 million.

During fiscal 2007, we initiated a RIF, which affected our assembly workforce in Penang, Malaysia.  This action coincided with our decision to outsource our assembly operations to a third party and to transition these services over the next year.  This action resulted in the reduction of approximately 300 positions.  We recorded and paid approximately $1.5 million of severance and retention to affected employees.  This restructuring action was completed in Q4 2007.

Interest income and other, net.    Changes in interest income and other, net are summarized as follows:

(in thousands)	Fiscal 2009	Fiscal 2008	Fiscal 2007

Interest income	$5,456	$15,020	$14,502
Other income (expense), net	(4,148)	1,795	709
Interest income and other, net	$1,308	$16,815	$15,211

Interest income decreased $9.6 million in fiscal 2009 compared to fiscal 2008. The decrease is primarily attributable to lower interest rates in the market during fiscal 2009 as compared to fiscal 2008.  Other income (expense), net changed by $5.9 million from a net income of $1.8 million in fiscal 2008 to a net expense of $4.1 million in fiscal 2009.  The change is primarily attributable to a $2.3 million increase in loss on our investment portfolio of marketable equity securities related to our deferred compensation arrangements.  Fiscal 2008 benefited from a gain of $1.8 million upon the sale of our equity investment in Maxtek, while we did not hold such shares in fiscal 2009.  In addition, we incurred a currency loss of $1.6 million in fiscal 2009 while we recorded a gain of $0.3 million in fiscal 2008.

Interest income increased $0.5 million in fiscal 2008 compared to fiscal 2007.  The increase is primarily attributable to $0.8 million of interest income from a tax settlement with the IRS related to tax returns in periods prior to our merger with ICS, offset by a less favorable interest rate and lower cash balances during fiscal 2008 as a result of stock repurchases.

Income tax expense (benefit).   We recorded an income tax benefit of $0.4 million in fiscal 2009, a decrease of approximately $5.0 million, compared to an income tax benefit of $5.4 million in fiscal 2008. The tax benefit in fiscal 2009 is primarily attributable to a refundable research and development tax credit in the United States, offset by foreign income taxes, withholding taxes and estimated U.S. and state taxes.  The refundable research and development tax credit was due to the American Recovery and Reinvestment Act of 2009 and Housing and Economic Recovery Act of 2008, which extended such tax credit through

December 31, 2009.  The tax benefit in fiscal 2008 is primarily attributable to the reversal of $11.4 million of deferred tax liability, as a result of the extension of our Pioneer tax status and a lower enacted tax rate in Singapore, offset by foreign income, withholding taxes and estimated U.S. and state taxes.

As of March 29, 2009, we continued to maintain a valuation allowance against our net U.S. deferred tax asset as we could not conclude that it is more likely than not that we will be able to realize our U.S. deferred tax assets in the foreseeable future. We will continue to evaluate the release of the valuation allowance on a quarterly basis.

As of March 29, 2009, we are subject to examination in the U.S. federal tax jurisdiction for the fiscal years beginning with 2004. During fiscal 2008, we settled tax audits with the IRS related to the ICS pre-merger income returns for the fiscal year 2001 through 2003. As a result, we released a reserve of $6.1 million related to this item as an offset to goodwill in fiscal 2008.  Subsequently, we received a refund in the amount of $5.1 million in fiscal 2009. In February 2009, the IRS commenced a tax audit for fiscal years beginning 2006 through 2008.  The audit is in its early stages, therefore, we have no information report as there have not been any notices of proposed audit adjustments.  Typically these field audits last from 12 to 18 months before taxpayers have an indication of the tax positions with which the IRS disagrees. Although the final outcome is uncertain, based on currently available information, we believe that the ultimate outcome will not have a material adverse effect on our financial position, cash flows or results of operations.

Liquidity and Capital Resources

Our cash and available for sale investments were $296.1 million at March 29, 2009, an increase of $56.9 million compared to March 30, 2008.  The increase is primarily attributable to a $143.7 million in cash from operations, partially offset by the repurchase of approximately $62.3 million of common stock and $20.1 million cash payment to purchase Silicon Optix’s assets in fiscal 2009.  We had no outstanding debt at March 29, 2009 or March 30, 2008.

Cash equivalents are highly liquid investments with original maturities of three months or less at the time of purchase. We maintain the cash and cash equivalents with reputable major financial institutions. Deposits with these banks may exceed the Federal Deposit Insurance Corporation (FDIC) insurance limits or similar limits in foreign jurisdictions. These deposits typically may be redeemed upon demand and, therefore, bear minimal risk. In addition, a significant portion of cash equivalents is concentrated in money market funds which are invested in U.S. government treasuries only. While we monitor daily the cash balances in our operating accounts and adjust the balances as appropriate, these balances could be impacted if one or more of the financial institutions with which we deposit fails or is subject to other adverse conditions in the financial markets. As of today, we have not experienced any loss or lack of access to our invested cash or cash equivalents in our operating accounts; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets. See Item 1A-“Risk Factors: Global Market and Economic Conditions, including those related to the credit markets, may adversely affect our business and results of operations.”.

In addition, as much of our revenues are generated outside the U.S., a significant portion of our cash and investment portfolio accumulates offshore. At March 29, 2009, we had cash, cash equivalents and investments of approximately $200.7 million invested overseas in accounts belonging to various IDT foreign operating entities. While these amounts are primarily invested in U.S. dollars, a portion is held in foreign currencies, and all offshore balances are exposed to local political, banking, currency control and other risks. In addition, these amounts may be subject to tax and other transfer restrictions.

All of our available-for-sale investments are subject to a periodic impairment review. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. This determination requires significant judgment. For publicly traded investments, impairment is determined based upon the specific facts and circumstances present at the time, including a review of the closing price over the length of time, general market conditions and our intent and ability to hold the investment for a period of time sufficient to allow for recovery. Although we believe the portfolio continues to be comprised of sound investments due to high credit ratings and government guarantees of the underlying investments, a further decline in the capital and financial markets would adversely impact the market values of its investments and their liquidity. We continually monitor the credit risk in our portfolio and future developments in the credit markets and make appropriate changes to our investment policy as deemed necessary. We did not record any other-than-temporary impairment charges related to our short-term investments in fiscal 2009 and fiscal 2008.

We recorded a net loss of $1,045.2 million in fiscal 2009 compared to a net income of $34.2 million in fiscal 2008.  Net cash provided by operating activities decreased $43.0 million, or 23% to $143.8 million in fiscal 2009 compared to $186.7 million in fiscal 2008.  A summary of the significant non-cash items included in net income and net loss are as follows:

•	Goodwill and intangible assets impairment charges were $1,025.7 million in fiscal 2009, while we did not have such charge in fiscal 2008.

•
Amortization of intangible assets was $79.4 million in fiscal 2009 compared to $110.0 million in fiscal 2008.  The decrease is primarily associated with intangible assets related to our merger with ICS, a portion of which is being amortized on an accelerated method, resulting in decreased amortization expense over time.

•
Stock-based compensation was $32.4 million in fiscal 2009 compared to $41.2 million in fiscal 2008.  The decrease is due to a portion of the ICS merger grants becoming fully recognized in fiscal 2008 and lower valuation of new grants as compared to fiscal 2008.

•	Acquired IPR&D expense related to Silicon Optix purchase was $5.6 million in fiscal 2009, while we did not have such charge in fiscal 2008.
•
Depreciation expense was $26.3 million in fiscal 2009 compared to $29.9 million in fiscal 2008.  The decrease is primarily attributable to our manufacturing equipment as a large portion of these assets are now fully depreciated and our continuous efforts to control capital asset purchases.

•
A decrease in deferred taxes of $1.3 million in fiscal 2009 compared to a decrease of $7.5 million in fiscal 2008.  The decrease in fiscal 2009 is attributable to a reduction in deferred tax liabilities, as a result of the long-lived assets impairment charge in fiscal 2009; while the decrease in fiscal 2008 is attributable to a decrease in deferred tax liabilities, primarily due to the extension of our Pioneer tax status in Singapore in fiscal 2008.

•	Other-than-temporary impairment charge was $3.0 million in fiscal 2009 related to our investment in a non-marketable equity security.
•	We recorded a $1.8 million gain on sale of our equity investment in Maxtek in fiscal 2008, while we did not have such gain in fiscal 2009.

Net cash provided by working capital-related items increased $37.1 million, from a net $19.3 million use of cash in fiscal 2008 to net $17.8 million cash provided in fiscal 2009. A summary of significant working capital items providing relatively more cash in fiscal 2009 included:

•
A decrease in accounts receivable of $28.2 million in fiscal 2009 compared to a decrease of $6.9 million in fiscal 2008.  The decrease accounts receivable in fiscal 2009 is primarily attributable to lower revenue compared to fiscal 2008 and the timing of the shipments in the fourth quarter of both periods.

•
A decrease in prepayments and other assets of $11.7 million in fiscal 2009 compared to an increase of $15.3 million in fiscal 2008.  The decrease in fiscal 2009 is primarily attributable to $3.1 million decrease in the fair value of our corporate owned life insurance, $1.2 million decrease in interest receivable primarily due to receipts of interest from the IRS for the tax settlement related to the ICS pre-acquisition income tax returns and $2.3 million reduction of VAT receivable as we received VAT refunds from the foreign government along with the normal recurring prepaid amortization.  The increase in fiscal 2008 is primarily attributable to the purchase of approximately $23.3 million of software design tools and $2.2 million increase in VAT receivable due to the timing of the receipt of refund, partially offset by the standard prepaid amortization and a decrease in the value of our executive deferred compensation.  In addition, we sold our Philippine facility for net proceeds of $2.4 million in fiscal 2008.

•
A decrease in inventory of $10.2 million in fiscal 2009 compared to a decrease of $5.0 million in fiscal 2008.  The decrease in both periods is primarily attributable to our efforts to align our inventory levels to meet current demand.

•
A decrease in deferred income on shipments to distributors of $7.8 million in fiscal 2009 compared to a decrease of $10.0 million in fiscal 2008.  The decrease in deferred income on shipments to distributors is attributable to the lower inventory levels in the channels as our distributors adjusted their inventory levels in light of challenges in the end markets.

The factors listed above were partially offset by other working capital items that used relatively more cash during fiscal 2009:
•
A decrease in accounts payable of $17.9 million in fiscal 2009 compared to a decrease of $5.0 million in fiscal 2008.  The decrease in both periods is primarily attributable to the timing of payments and decrease in the volume of foundry and subcontractor activity towards the fiscal fourth quarter end. The decrease in account payable is primarily attributable to a decrease in the volumes of foundry and subcontract activity along with the timing of payments.

•
A decrease in accrued compensation of $8.0 million in fiscal 2009 compared to a decrease of $4.3 million in fiscal 2008.  The decrease in both periods is primarily attributable to a reduction in performance-related bonuses.

•
A decrease in income taxes receivable/payable of $4.8 million in fiscal 2009 compared to a decrease of $5.8 million in fiscal 2008.  The decrease in fiscal 2009 is primarily attributable to the receipt of tax refund from the IRS for ICS pre-acquisition tax returns. The decrease in fiscal 2008 is primarily attributable to the tax settlement with the IRS for ICS pre-acquisition tax returns.

•
A decrease in other accrued and long term liability of $3.4 million in fiscal 2009 compared to a decrease of $2.4 million in fiscal 2008. The decrease in fiscal 2009 is primarily attributable to $1.9 million decease in the fair value of our executive deferred compensation plan due to the sequential decline in the stock market and a payment of $1.2 million related to the executive transition agreement signed with our former CEO, partially offset by additional reserve related to our restructuring actions. The decrease in fiscal 2008 is primarily attributable to a reclass of our outstanding but uncleared vendor disbursements and an adjustment to our previously reserved lease impairment charges for vacated facilities as we completed a buyout of the San Jose ICS lease with the landlord and subleased the Salinas facility in fiscal 2008. Fiscal 2008 is partially offset by $1.2 million and $2.8 million accruals related to the executive transition agreement signed with our CEO and the purchases of software design tools.

Net cash provided by operating activities in fiscal 2008 was $186.7 million compared to $216.5 million in fiscal 2007. The decrease was primarily attributable to non-cash items, including a decrease in the amortization of intangible assets and the reduction of deferred taxes.  In addition, working capital items used $19.3 million in cash in fiscal 2008 compared to $16.9 million in fiscal 2007.

Working capital items consumed relatively more cash during 2008 including increases in prepayment and other assets and accounts payable and decreases in deferred income on shipments to distributors, accrued compensation and other accrued and long term liability.  Prepayment and other assets increased as a result of purchases of software design tools and increased in VAT receivable.  The decrease in accounts payable is primarily attributable to a decrease in the volumes of foundry and subcontract activity along with the timing of payments.  The decrease in deferred income on shipments to distributors is due to lower inventory levels in the channel.  The decrease in accrued compensation is related to a reduction in performance-related bonuses.  The decrease in other accrued and long term liability is attributable to a reclass of an outstanding but uncleared vendor disbursement and an adjustment of previously reserved lease impairment charge for vacated facilities.

Working capital items providing more cash during fiscal 2008 included decreases in inventory, income taxes receivable and payable, and account receivable. Inventory decreased is primarily due to our efforts to align our inventory levels to meet current demand.  The decrease in income tax receivable and payable is related to the tax settlement with the IRS for ICS pre-acquisition tax returns.  The decrease in Account receivable is attributable to lower revenues in the fourth quarter of fiscal 2008 compared to fiscal 2007.

Net cash used for investing activities was $88.7 million in fiscal 2009, compared to $9.5 million in fiscal 2008. Net cash used to purchase of short-term investment was $239.6 million, partially offset by the proceeds from the sale and maturity of short-term investments of $187.6 million. The purchase of capital equipment totaled approximately $16.6 million. In addition, we used $20.1 million to purchase Silicon Optix’s assets in fiscal 2009. In fiscal 2008, net cash used to purchase short-term investment was $170.9 million, partially offset by the proceeds from the sale and maturity of short-term investments of $178.4 million.  The net cash used to purchase capital equipment were $16.9 million.

Net cash used for investing activities was $9.5 million in fiscal 2008, compared to $174.9 million in fiscal 2007. Net proceeds from the sale and maturity of short-term investments were $7.4 million in fiscal 2008, compared to net purchases of $81.2 million in fiscal 2007.  Our fiscal 2007 investing activities also included the acquisition of SigmaTel’s PC Audio business for $73.2 million, net of cash acquired.  Capital expenditures were $16.9 million in fiscal 2008 compared to $20.5 million in fiscal 2007.

Net cash used for financing activities in fiscal 2009 was $48.6 million compared to $293.2 million in fiscal 2008. In fiscal 2009, we repurchased approximately $62.3 million of common stock, partially offset by proceeds of approximately $13.5 million from the exercise of employee stock options and the issuance of stock under our employee stock purchase plan. In fiscal 2008, we repurchased approximately $334.8 million of common stock, partially offset by proceeds of approximately $41.7 million from the exercise of employee stock options and the issuance of stock under our employee stock purchase plan.

Net cash used in financing activities was $293.2 million in fiscal 2008 compared to $62.0 million in fiscal 2007. In fiscal 2008, we repurchased approximately $334.8 million of common stock under our share repurchase programs, offset by proceeds of approximately $41.7 million from the exercise of employee stock options and the issuance of stock under our employee stock purchase plan. In fiscal 2007, we repurchased approximately $124.9 million of common stock, offset by proceeds of $62.9 million from the exercise of employee stock options and the issuance of stock under our employee stock purchase plan.

We anticipate capital expenditures of approximately $21.0 million during fiscal 2010 to be financed through cash generated from operations and existing cash and investments.

The following table summarizes our contractual arrangements at March 29, 2009 and the expected timing and effects of these commitments on our liquidity and cash flow in future periods:

(in millions)	Payments Due by Period
		Less Than	2-3	4-5
	Total	1 Year	Years	Years	Thereafter

Operating leases (1)	$12.6	$3.6	$5.5	$3.2	$0.3
Other supplier obligations (2)	3.7	2.3	1.4	--	--

(1) Operating lease amounts in the table above exclude future sublease income to be received under non- cancelable sublease agreements of approximately $1.3 million, of which $0.3 million is expected to be received within one year, $0.6 million is expected to be received within two to three years and $0.5 million is expected to be received within four to five years.

(2) Other supplier obligations represent payments due under various software design tool agreements.

As of March 29, 2009, our unrecognized tax benefits were $43.0 million, of which $20.9 million are classified as long-term liabilities, and $22.1 million which are netted against deferred tax assets. In addition, we have $10.9 million of amounts payable related to obligations under our deferred compensation plan, which are classified as long term liabilities.  At this time, we are unable to make a reasonably reliable estimate of the timing of payments, if any, in individual years due to uncertainties in the timing or outcomes of either actual or anticipated tax audits and the timing of employee departures.  As a result, this amount is not included in the table above.

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

We believe that existing cash and investment balances, together with cash flows from operations, will be sufficient to meet our working capital and capital expenditure needs through at least fiscal 2010. We may choose to investigate other financing alternatives; however, we cannot be certain that additional financing will be available on satisfactory terms.

Off-balance Sheet Arrangements

As of March 29, 2009, we did not have any off-balance sheet arrangements, as defined under SEC Regulation S-K Item 303(a)(4)(ii).

Subsequent Events

On April 30, 2009, we entered into a definitive acquisition agreement with Tundra Semiconductor Corporation (“Tundra”), a Canadian Public Company based in Ottawa, to acquire all of Tundra’s outstanding shares of common stock for Canada for approximately CDN $120.6 million or CDN$6.25 per share, plus approximately CDN $2.9 million for the purchase of employee restricted stock units and in-the-money stock options. If the Tundra shareholders approve the sale to IDT, we expect this transaction to close early in the second quarter of fiscal 2010.

On April 30, 2009, we signed a definitive agreement to sell our network search engine business to NetLogic Microsystems, Inc (Netlogic). The purchase consideration consists of approximately $100 million, which includes inventory currently estimated at $10 million and subject to adjustment on the closing date and assume specified liabilities related to these assets on the closing date. At closing, NetLogic, at its option and subject to conditions under the agreement, may pay the entire purchase price in cash or pay approximately $70 million less the cost of inventory in cash and issue to us a $30 million secured promissory note payable in two equal installments on the first and second anniversaries of the closing date. We expect this transaction to close prior to the end of the second quarter of fiscal 2010.

Recent Accounting Pronouncements

In April 2009, the FASB issued FASB Staff Position (FSP) 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Order (FSP 157-4).

FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS 157 Fair Value Measurements. The FSP relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what SFAS 157 states is the objective of fair value measurement ––to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. The FSP will be effective for interim and fiscal years beginning after June 15, 2009. We are currently evaluating the potential impact of FSP 157-4.

In April 2009, the FASB issued FSP No. 141R-1 Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (FSP 141R-1). FSP 141R-1 amends the provisions in SFAS 141(R) for the initial recognition and measurement, subsequent measurement and accounting and disclosures for assets and liabilities arising from contingencies in business combinations. FSP 141R-1 eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in SFAS 141(R) and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. FSP 141R-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the fiscal year beginning after December 15, 2008. We are currently evaluating the impact of the implementation of FSP 141R-1.

 In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2 Recognition of Other-Than-Temporary-Impairments. This FSP amends the other-than-temporary impairment guidance for debt securities and improves the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. We are currently evaluating the impact of the implementation of FSP FAS 115-2.

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (FSP EITF 03-6-1). FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. We have determined that the adoption of FSP EITF 03-6-1 will not have an impact on the consolidated financial position and result of operations.

In April 2008, the FASB issued FSP 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets. The intent of the position is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the intangible asset. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of the pending adoption of FSP 142-3 on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (SFAS 161). The standard requires additional quantitative disclosures (provided in tabular form) and qualitative disclosures for derivative instruments. The required disclosures include how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows; relative volume of derivative activity; the objectives and strategies for using derivative instruments; the accounting treatment for those derivative instruments formally designated as the hedging instrument in a hedge relationship; and the existence and nature of credit-related contingent features for derivatives. SFAS No. 161 does not change the accounting treatment for derivative instruments. We adopted SFAS 161 in the fourth quarter of fiscal 2009.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements (SFAS 157), which enhances existing guidance for measuring assets and liabilities using fair value. The Company adopted this standard in the first quarter of fiscal 2009. See “Fair Value Measurements” in Item 8, Note 3 for further discussion. In February 2008, FASB issued FASB Staff Position (FSP) 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (FSP 157-1) and FSP 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2). FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2010. In October 2008, the FASB issued FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (FSP 157-3), which clarifies the application of SFAS 157 as it relates to the valuation of financial assets in an inactive market. FSP FAS 157-3 was effective upon issuance. We are currently evaluating the impact that FSP 157-1, FSP157-2 and FSP 157-4 will have on our consolidated financial statements when it is applied to non-financial assets and non-financial liabilities that are not measured at fair value on a recurring basis beginning in the first quarter of fiscal year 2010.

In December 2007, the FASB issued SFAS 141(R), Business Combinations (SFAS 141(R)). The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We will adopt SFAS 141(R) in the first quarter of fiscal 2010.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our interest rate risk relates primarily to our short-term investments of $160.0 million as of March 29, 2009. By policy, we limit our exposure to long-term investments and mitigate the credit risk through diversification and adherence to a policy requiring the purchase of highly rated securities. As of March 29, 2009, the Company’s cash, cash equivalents and investment portfolio was concentrated in securities with same day liquidity and at the end of fiscal 2009, a substantial majority of securities in our investment portfolio had maturities of less than two years. Although a hypothetical 10% change in interest rates could have a material effect on the value of our investment portfolio at a given time, we normally hold these investments until maturity, which results in no realized impact on results of operations or cash flows.  We do not currently use derivative financial instruments in our investment portfolio.

In addition, we maintain a portfolio of investments for certain deferred compensation arrangements, the fair value of which was $9.7 million as of March 29, 2009.  The portfolio is managed to achieve the same investment allocation as the participants’ directed investment election.  The deferred compensation under the arrangement is classified in Other Long-Term Liabilities within the Consolidated Balance Sheet.

At March 29, 2009, we had no outstanding debt.

We are exposed to foreign currency exchange rate risk as a result of international sales, assets and liabilities of foreign subsidiaries, local operating expenses of our foreign entities and capital purchases denominated in foreign currencies.  We may use derivative financial instruments to help manage our foreign currency exchange exposures.  We do not enter into derivatives for speculative or trading purposes. We performed a sensitivity analysis as of March 29, 2009 and determined that, without hedging the exposure, a 10% change in the value of the U.S. dollar would result in an approximate 0.2% impact on gross profit margin percentage, as we operate manufacturing facilities in Malaysia and Singapore, and an approximate 0.6% impact to operating expenses (as a percentage of revenue) as we operate sales offices in Japan and throughout Europe and design centers in the U.S., China, and Canada.  At March 29, 2009 we had no outstanding foreign exchange contracts.

We did not have any currency exposure related to any outstanding capital purchases as of March 29, 2009.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Integrated Device Technology, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index, present fairly, in all material respects, the financial position of Integrated Device Technology, Inc. and its subsidiaries at March 29, 2009 and March 30, 2008, and the results of their operations and their cash flows for each of the three years in the period ended March 29, 2009 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 29, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Jose, CA
May 19, 2009

INTEGRATED DEVICE TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands)	March 29, 2009	March 30, 2008
Assets
Current assets:
Cash and cash equivalents	$136,036	$131,986
Short-term investments	160,037	107,205
Accounts receivable, net of allowances of $7,351 and $9,212	54,894	83,091
Inventories	69,722	79,954
Deferred tax assets	1,696	4,853
Prepayments and other current assets	19,881	26,081

Total current assets	442,266	433,170

Property, plant and equipment, net	71,561	81,652
Goodwill	89,404	1,027,438
Acquisition-related intangibles, net	50,509	204,489
Other assets	24,627	36,504

Total assets	$678,367	$1,783,253

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$25,837	$44,655
Accrued compensation and related expenses	18,820	26,621
Deferred income on shipments to distributors	16,538	24,312
Income taxes payable	457	150
Other accrued liabilities	21,206	19,978

Total current liabilities	82,858	115,716

Deferred tax liabilities	3,220	7,678
Long-term income tax payable	20,907	20,673
Other long-term obligations	14,314	18,364
Total liabilities	121,299	162,431

Commitments and contingencies (Notes 11 and 12)
Stockholders' equity:
Preferred stock; $.001 par value: 10,000 shares authorized; no shares issued	--	--
Common stock; $.001 par value: 350,000 shares authorized; 165,298 and 171,282 shares outstanding	165	171
Additional paid-in capital	2,283,601	2,237,634
Treasury stock (57,752 and 49,395 shares) at cost	(777,847)	(715,509)
Retained earnings (accumulated deficit)	(949,721)	95,446
Accumulated other comprehensive income	870	3,080

Total stockholders' equity	557,068	1,620,822

Total liabilities and stockholders' equity	$678,367	$1,783,253

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year End
(In thousands, except per share data)	March 29, 2009	March 30, 2008	April 1, 2007

Revenues	$663,245	$781,467	$803,596
Cost of revenues	388,796	442,135	462,948

Gross profit	274,449	339,332	340,648

Operating expenses:
Research and development	161,192	165,599	166,433
Selling, general and administrative	125,810	161,708	191,211
Acquired in-process research and development	5,597	--	500
Goodwill and acquisition-related intangible asset impairment	1,025,685	--	--

Total operating expenses	1,318,284	327,307	358,144

Operating income (loss)	(1,043,835)	12,025	(17,496)
Other-than-temporary impairment loss on investments	(3,000)	--	--
Interest expense	(60)	(103)	(263)
Interest income and other, net	1,308	16,815	15,211

Income (loss) before income taxes	(1,045,587)	28,737	(2,548)
Income taxes expense (benefit)	(420)	(5,442)	5,030

Net income (loss)	$(1,045,167)	$34,179	$(7,578)

Basic net income (loss) per share:	$(6.22)	$0.18	$(0.04)
Diluted net income (loss) per share:	$(6.22)	$0.18	$(0.04)
Weighted average shares:
Basic	168,114	187,213	198,106
Diluted	168,114	189,260	198,106

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	Fiscal Year Ended
	March 29, 2009	March 30, 2008	April 1, 2007
Cash flows provided by operating activities:
Net income (loss)	$(1,045,167)	$34,179	$(7,578)
Adjustments:
Depreciation	26,337	29,881	32,773
Amortization of intangible assets	79,388	109,995	155,388
Goodwill and acquisition-related intangible asset impairment	1,025,685	--	--
Stock-based compensation expense, net of amounts capitalized in inventory	32,402	41,242	46,506
Acquired in-process research and development	5,597	--	500
Other-than temporary impairment loss on investments	3,000	--	--
Non-cash restructuring, asset impairment and other	--	--	4,630
Gain on sale of investment in equity securities	--	(1,784)	--
Deferred tax provision (benefit)	(1.301)	(7,501)	1,107
Changes in assets and liabilities (net of amounts acquired):
Accounts receivable, net	28,196	6,895	(187)
Inventories	10,171	5,001	(18,586)
Other assets	11.718	(15,297)	(2,051)
Accounts payable	(17,894)	(5,003)	3,389
Accrued compensation and related expenses	(7,964)	(4,261)	7,684
Deferred income on shipments to distributors	(7,774)	(10,031)	4,546
Income taxes payable and receivable	4,814	5,798	(6,032)
Other accrued liabilities and long term liabilities	(3,433)	(2,384)	(5,613)

Net cash provided by operating activities	143,775	186,730	216,476

Cash flows provided by (used for) investing activities
Acquisitions, net of cash acquired	(20,097)	--	(73,212)
Purchases of property, plant and equipment	(16,591)	(16,938)	(20,490)
Purchases of short-term investments	(239,609)	(170,882)	(129,800)
Proceeds from sales of short-term investments	25,166	31,598	3,350
Proceeds from maturities of short-term investments	162,397	146,761	45,211

Net cash used for investing activities	(88,734)	(9,461)	(174,941)

Cash flows provided by (used for) financing activities
Issuance of common stock	13,513	41,659	62,864
Repurchase of common stock	(62,338)	(334,831)	(124,930)
Excess tax benefit from share based payment arrangements	192	12	73

Net cash used for financing activities	(48,633)	(293,160)	(61,993)

Effect of exchange rates on cash and cash equivalents	(2,358)	1,288	874
Net increase (decrease) in cash and cash equivalents	4,050	(114,603)	(19,584)
Cash and cash equivalents at beginning of period	131,986	246,589	266,173
Cash and cash equivalents at end of period	$136,036	$131,986	$246,589

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$9	$5	$11
Income taxes, net of refunds	$(4,072)	$(569)	$9,313

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(IN THOUSANDS)

(in thousands, except share amounts)	Common Stock and Additional Paid-In Capital		Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Dollars
Balance, April 2, 2006	198,388,794	$2,044,749	$(255,748)	$68,784	$414	$1,858,199
Comprehensive loss:
Net loss	--	--	--	(7,578)	--	(7,578)
Translation adjustment	--	--	--	--	831	831
Net unrealized gain on investments	--	--	--	--	2,304	2,304
Total comprehensive loss						(4,443)
Issuance of common stock	5,702,121	62,864	--	--	--	62,864
Repurchase of common stock	(7,828,173)	--	(124,930)	--	--	(124,930)
Tax benefit from stock option	--	73	--	--	--	73
Stock-based compensaton		47,327				47,327
Balance, April 1, 2007	196,262,742	2,155,013	(380,678)	61,206	3,549	1,839,090
Comprehensive income:
Net income	--	--	--	34,179	--	34,179
Translation adjustment	--	--	--	--	1,025	1,025
Net unrealized (loss) on investments	--	--	--	--	(1,494)	(1,494)
Total comprehensive loss						33,710
Issuance of common stock	3,871,796	41,659	--	--	--	41,659
Repurchase of common stock	(28,853,034)	--	(334,831)	--	--	(334,831)
Adoption of FIN 48	--	--	--	61	--	61
Tax benefit from stock option	--	12	--	--	--	12
Stock-based compensation	--	41,121	--	--	--	41,121
Balance, March 30, 2008	171,281,504	2,237,805	(715,509)	95,446	3,080	1,620,822
Comprehensive income:
Net loss	--	--	--	(1,045,167)	--	(1,045,167)
Translation adjustment	--	--	--	--	(2,082)	(2,082)
Net unrealized (loss) on investments	--	--	--	--	(128)	(128)
Total comprehensive loss						(1,047,377)
Issuance of common stock	2,373,937	13,513	--	--	--	13,513
Repurchase of common stock	(8,357,300)	--	(62,338)	--	--	(62,338)
Tax benefit from stock option	--	192	--	--	--	192
Stock-based compensation	--	32,256	--	--	--	32,256
Balance, March 29, 2009	165,298,141	$2,283,766	$(777,847)	$(949,721)	$870	$557,068

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

Basis of Presentation.    The Company's fiscal year ends on the Sunday nearest March 31. Fiscal 2009, 2008 and 2007 each included 52 weeks and ended on March 29, 2009, March 30, 2008 and April 1, 2007.

On October 20, 2008, the Company completed its acquisition of certain video signal processing technology and related assets along with members of the Silicon Optix’s engineering team. The acquisition provided the Company with a video signal processing technology, team of engineers, certain assets and a product line involving video technologies. The Company believes these technologies will allow it to pursue expanded opportunities, particularly in the emerging high-definition video. In July 2006, the Company completed its acquisition of the PC Audio business from SigmaTel, Inc.  The acquisition provided the Company with a team of engineers, certain assets and a product portfolio involving PC audio technologies.  The acquisition provided the Company with resources and technologies that will allow it to pursue expanded market opportunities, particularly in the high-definition PC audio market.  In accordance with Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS 141), the Company has included in its results of operations for the fiscal years ended March 29, 2009 and April 1, 2007, the results of the Silicon Optix and PC Audio business from the dates the respective transactions closed.

Reclassifications

Certain fiscal 2008 amounts in the accompanying consolidated financial statements have been reclassified to conform to the fiscal 2009 presentation. These reclassifications had no effect on previously reported consolidated statements of operations or stockholders’ equity.

Principles of Consolidation.   The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated.

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

Investments:

Available-for-Sale Investments.  Investments designated as available-for-sale include marketable debt and equity securities.  Available-for-sale investments are classified as short-term, as these investments generally consist of highly marketable securities that are intended to be available to meet near-term cash requirements.  Marketable securities classified as available-for-sale are reported at market value, with net unrealized gains or losses recorded in accumulated other comprehensive income, a separate component of stockholders' equity, until realized.  Realized gains and losses on investments are computed based upon specific identification and are included in interest income and other, net.

Trading Securities.  Trading securities are stated at fair value, with gains or losses resulting from changes in fair value recognized currently in earnings. The Company elects to classify as “trading” assets a portion of its marketable equity securities, which are contained in the “Other assets” line item in the non-current section of the Consolidated Balance Sheets. These investments consist exclusively of a marketable equity portfolio held to generate returns that seek to offset changes in liabilities related to certain deferred compensation arrangements. Gains or losses from changes in the fair value of these equity securities are recorded as non-operating earnings which is offset by losses or gains on the related liabilities recorded as compensation expense.

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

Property, Plant and Equipment.    Property, plant and equipment are stated at cost. Property, plant and equipment acquired in conjunction with mergers or acquisitions are stated at estimated fair value at the time of acquisition.  For financial reporting purposes, depreciation is computed using the straight-line method over estimated useful lives of the assets.  Estimated useful lives for major asset categories are as follows: machinery and equipment, 3 to 5 years; and buildings and improvements, 10 to 30 years. Leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or the remaining term of the lease.

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

Income Taxes.  We account for income taxes under an asset and liability approach that requires the expected future tax consequences of temporary differences between book and tax bases of assets and liabilities be recognized as deferred tax assets and liabilities. Generally accepted accounting principles require us to evaluate our ability to realize the value of our net deferred tax assets on an ongoing basis. A valuation allowance is recorded to reduce the net deferred tax assets to an amount that will more likely than not be realized. Accordingly, we consider various tax planning strategies, forecasts of future taxable income and our most recent operating results in assessing the need for a valuation allowance. In the consideration of the ability to realize the value of net deferred tax assets, recent results must be given substantially more weight than any projections of future profitability. Since the fourth quarter of fiscal 2003, we determined that, under applicable accounting principles, we could not conclude that it was more likely than not that we would realize the value of our net deferred tax assets. Our assumptions regarding the ultimate realization of these assets remained unchanged in fiscal 2009 and accordingly, we continue to record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized.

On April 2, 2007, we adopted the Financial Accounting Standards Board’s (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretations of FASB Statement No 109 (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result of the implementation of FIN 48, we recognize the tax liability for uncertain income tax positions on the income tax return based on the two-step process prescribed in the interpretation. The first step is to determine whether it is more likely than not that each income tax position would be sustained upon audit. The second step is to estimate and measure the tax benefit as the amount that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority. Estimating these amounts requires us to determine the probability of various possible outcomes. We evaluate these uncertain tax positions on a quarterly basis. This evaluation is based on the consideration of several factors including changes in facts or circumstances, changes in applicable tax law, settlement of issues under audit, and new exposures. If we later determine that our exposure is lower or that the liability is not sufficient to cover our revised expectations, we adjust the liability and effect a related change in our tax provision during the period in which we make such determination.

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

Net Income (Loss) Per Share.  Net income (loss) per share is computed in accordance with SFAS 128, Earning per share.  Under the provisions of SFAS 128, basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period.  Diluted net income (loss) per share is computed using the weighted average number of common and dilutive potential common shares outstanding during the period. Diluted net loss per common share is computed using the weighted-average common shares outstanding and excludes all dilutive potential common shares because the Company is in a net loss position and their inclusion would be anti-dilutive. Potential common shares include employee stock options and restricted stock units.

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Fiscal Year Ended
(in thousands, except per share amounts)	March 29, 2009	March 30, 2008	April 1, 2007
Net income (loss)	$(1,045,167)	$34,179	$(7,578)

Weighted average common shares outstanding, basic	168,114	187,213	198,106
Dilutive effect of employee stock options and awards	--	2,047	--
Weighted average common shares outstanding, diluted	168,114	189,260	198,106
Basic earnings per common share	$(6.22)	$0.18	$(0.04)
Diluted earnings per common share	(6.22)	0.18	(0.04)

Employee stock options and restricted stock units of 29.9 million, 12.7 million and 8.0 million shares for the fiscal years ended March 29, 2009, March 30, 2008 and April 1, 2007, respectively, were outstanding, but were excluded from the calculation of diluted earnings per share because price of these options exceeded the average share price of the common shares and therefore, the effect would have been anti-dilutive.  Net loss per share for the fiscal year ended March 29, 2009 and April 1, 2007 is based only on weighted average shares outstanding.  Dilutive potential common shares of 0.2 million and 4.9 million for the fiscal years ended March 29, 2009 and April 1, 2007, respectively, were excluded from the calculation of diluted earnings per share, as their effect would be anti-dilutive in a net loss period.

Comprehensive Income (Loss).   Under SFAS No. 130, Reporting Comprehensive Income, comprehensive income (loss) is defined as the change in equity during a period from non-owner sources.  The components of accumulated other comprehensive income were as follows:

(in thousands)	March 29, 2009	March 30, 2008

Cumulative translation adjustments	$446	$2,528
Unrealized gain on available-for-sale investments	424	552

Total accumulated other comprehensive income	$870	$3,080

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

Certain risk and concentrations.    The Company's most significant potential exposure to credit concentration risk includes debt-security investments, foreign exchange contracts and trade accounts receivable.  The Company’s investment policy addresses sector and industry concentrations, credit ratings and maturity dates.  The Company invests its excess cash primarily in money market instruments, diversifies its investments and, by policy, invests only in highly rated securities to minimize credit risk.

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

One family of distributors, Maxtek and its affiliates, represented approximately 21% and 25% of the Company’s revenues in fiscal 2009 and 2008, respectively, and 21% and 30% of its gross accounts receivable balance as of March 29, 2009 and March 30, 2008, respectively.  Another distributor, Avnet represented approximately 10% of the Company’s revenues in fiscal 2009.

For foreign exchange contracts, the Company manages its potential credit exposure primarily by restricting transactions to only high-credit quality counterparties.

The semiconductor industry is characterized by rapid technological change, competitive pricing pressures, and cyclical market patterns. The Company's results of operations are affected by a wide variety of factors, including general economic conditions, both at home and abroad; economic conditions specific to the semiconductor industry; demand for the Company's products; the timely introduction of new products; implementation of new manufacturing technologies; manufacturing capacity; the availability and cost of materials and supplies; competition; the ability to safeguard patents and intellectual property in a rapidly evolving market; and reliance on assembly and manufacturing foundries, independent distributors and sales representatives. As a result, the Company may experience substantial period-to-period fluctuations in future operating results due to the factors mentioned above or other factors.

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

Recent Accounting Pronouncements.

In April 2009, the FASB issued FASB Staff Position (FSP) 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Order (FSP 157-4). FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS 157 Fair Value Measurements. The FSP relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what SFAS 157 states is the objective of fair value measurement ––to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. The FSP will be effective for interim and fiscal years beginning after June 15, 2009. We are currently evaluating the potential impact of FSP 157-4.

In April 2009, the FASB issued FSP 141R-1 Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (FSP 141R-1). FSP 141R-1 amends the provisions in SFAS 141(R) for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. FSP 141R-1 eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in SFAS 141(R) and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. FSP 141R-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the fiscal year beginning after December 15, 2008. We are currently evaluating the impact of the implementation of FSP 141R-1.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2 Recognition of Other-Than-Temporary-Impairments. This FSP amends the other-than-temporary impairment guidance for debt securities and improves the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. We are currently evaluating the impact of the implementation of FSP FAS 115-2.

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (FSP EITF 03-6-1). FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company has determined that the adoption of FSP EITF 03-6-1 will not have an impact on its consolidated financial position and result of operations.

In April 2008, the FASB issued FSP 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets. The intent of the position is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the intangible asset. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of the pending adoption of FSP 142-3 on its consolidated financial statements.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (SFAS.161). The standard requires additional quantitative disclosures (provided in tabular form) and qualitative disclosures for derivative instruments. The required disclosures include how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows; relative volume of derivative activity; the objectives and strategies for using derivative instruments; the accounting treatment for those derivative instruments formally designated as the hedging instrument in a hedge relationship; and the existence and nature of credit-related contingent features for derivatives. SFAS 161 does not change the accounting treatment for derivative instruments. The Company adopted SFAS 161 in the fourth quarter of fiscal year 2009.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements (SFAS 157), which enhances existing guidance for measuring assets and liabilities using fair value. The Company adopted this standard in the first quarter of fiscal 2009.  See “Fair Value Measurements” in Note 3 for further discussion.  In February 2008, FASB issued FASB Staff Position (FSP) 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (FSP 157-1) and FSP 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2). FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2010. In October 2008, the FASB issued FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (FSP 157-3), which clarifies the application of SFAS 157 as it relates to the valuation of financial assets in an inactive market. FSP FAS 157-3 was effective upon issuance. We are currently evaluating the impact that FSP 157-1 , FSP 157-2 and FSP 157-3  will have on our consolidated financial statements when it is applied to non-financial assets and non-financial liabilities that are not measured at fair value on a recurring basis beginning in the first quarter of fiscal year 2010.

In December 2007, the FASB issued SFAS 141 (R), Business Combinations (SFAS 141(R)). The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We will adopt SFAS 141(R) in the first quarter of fiscal 2010.

Note 2
Business Combinations

Acquisition of certain assets of Silicon Optix

On October 20, 2008, the Company completed its acquisition of certain video signal processing technology and related assets along with members of the Silicon Optix’s engineering teams. The total purchase price was approximately $20.1 million, including approximately $0.7 million of acquisition-related transaction costs.  A summary of the total purchase price is as follows:

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

Amortizable Intangible Assets

Existing technologies consists of products that have reached technological feasibility. The Company valued the existing technologies utilizing a discounted cash flow (DCF) model, which used forecasts of future revenues and expenses related to the intangible assets. The Company utilized discount factors of 24% and 32% for existing technologies and is amortizing the intangible assets on a straight-line basis over 3 to 7 years.

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

In-process Research and Development (IPR&D)

Of the total purchase price, $5.6 million was allocated to IPR&D. Projects that qualify as IPR&D represent those that have not yet reached technological feasibility and which have no alternative future use. Technological feasibility is established when an enterprise has completed all planning, designing, coding, and testing activities that are necessary to establish that a product can be produced to meet its design specifications, including functions, features, and technical performance requirements. The value of IPR&D was determined by considering the importance of each project to the Company’s overall development plan, estimating costs to develop the purchased IPR&D into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value based on the percentage of completion of the IPR&D projects. The Company utilized the DCF method to value the IPR&D, using a discount factor of 32%. As of March 29, 2009, the project was 75% complete and the Company has incurred total costs of approximately $2.4 million. The Company estimates that an additional investment of $6.7 million will be required to complete the project with an estimated completion date by the end of fiscal 2010.

Acquisition of PC audio business of Sigma Tel, Inc.

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

Amortizable Intangible Assets

Existing technology consists of products that have reached technological feasibility.  The Company valued the existing technology utilizing a DCF model, which used forecasts of future revenues and expenses related to the intangible asset.  The Company utilized discount factors of 16% for existing technology and amortized this intangible asset on a straight-line basis over 4 years.

The value of the customer relationships intangible asset was estimated using a DCF model, which estimates the effect on cash flows if such relationships were not in place at the close of the merger.  The Company utilized a discount factor of 17% and amortized this intangible asset on a straight-line basis over 7 years.

The non-compete agreements were valued from the Company’s perspective by estimating the affect on future revenues and cash flows if a given non-compete agreement was not in place at the close of the merger, thereby allowing former employees to re-enter the market.  The Company utilized a discount factor of 18% and amortized this intangible asset on a straight-line basis over 2 years.

The SigmaTel trade name was valued using the relief from royalty method, which represents the benefit of owning this intangible asset rather than paying royalties for its use.  The Company utilized a discount factor of 17% and amortized this intangible asset on a straight-line basis over 3 years.

Backlog represents the value of standing orders for SigmaTel’s PC audio products as of the close of the acquisition.  Backlog was valued using a DCF model.  The Company utilized a discount factor of 12% and amortized this intangible asset on a straight-line basis over 0.25 years.

Pro forma results of operations for the acquisitions have not been presented as the effect has not been significant for all periods presented.

Note 3

Fair Value Measurement

Effective March 31, 2008, the Company adopted SFAS 157, Fair Value Measurements (SFAS 157), except as it applies to the non-financial assets and non-financial liabilities subject to Financial Staff Position SFAS 157-2.

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

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis in accordance with SFAS 157 as of March 29, 2009:

	Fair Value at Reporting Date Using:
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Total Balance
Cash Equivalents and Short Term Investments:
US government treasuries and agencies securities	$108,935	$		$108,935
Money market funds	75,531		--	75,531
Corporate bonds			47,436	47,436
Corporate commercial paper			39,637	39,637
Bank deposits			10,110	10,110
Municipal bonds			1,056	1,056
Asset-backed securities			146	146
Other Assets:
Assets related to non-qualified deferred compensation plan			9,668	9,668
Total assets measured at fair value	$184,466		$108,053	$292,519
Liabilities:
Non-qualified deferred compensation obligations	--		10,946	10,946
Total liabilities measured at fair value	$--		$10,946	$10,946

The Company’s cash equivalent and short-term investments are classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotation, or alternative pricing sources with reasonable levels of price transparency.  The securities in Level 1 are highly liquid and actively traded in exchange markets or over-the-counter markets. The securities in Level 2 represent securities with quoted prices in markets that are not as active or for which all significant inputs are observable.

The Company maintains an unfunded deferred compensation plan to provide benefits to executive officers and other key employees.  Under the plan, participants can defer any portion of their salary and bonus compensation into the plan and may choose from a portfolio of funds from which earnings are measured.  Participant balances are always 100% vested.   The deferred compensation plan obligation is recorded at fair value based on the quoted prices of the underlying mutual funds and included in Other long-term obligations on the Company’s Condensed Consolidated Balance Sheets. Increases or decreases related to the obligations are recorded in operating expenses.  Additionally, the Company has set aside assets in a separate trust that is invested in corporate owned life insurance intended to substantially offset the liability under the plan.  The Company has identified both its assets and liability related to the plan within Level 2 in the fair value hierarchy as these valuations are based on observable market data obtained directly from the dealer or observable price quotes for similar assets such as the underlying mutual fund pricing.  As of March 29, 2009, we do not maintain any assets or liabilities with a Level 3 valuation that would require a high level judgment to determine fair value.

Cash equivalents are highly liquid investments with original maturities of three months or less at the time of purchase. The Company maintains its cash and cash equivalents with reputable major financial institutions.  Deposits with these banks may exceed the Federal Deposit Insurance Corporation (FDIC) insurance limits or similar limits in foreign jurisdictions. These deposits typically may be redeemed upon demand and, therefore, bear minimal risk.  In addition, a significant portion of cash equivalents is concentrated in money market funds which have invested in U.S. government treasuries only. While the Company monitors daily the cash balances in its operating accounts and adjusts the balances as appropriate, these balances could be impacted if one or more of the financial institutions with which the Company deposits fails or is subject to other adverse conditions in the financial markets.  As of today, the Company has not experienced any loss in its operating accounts.

All of the Company’s available-for-sale investments are subject to a periodic impairment review. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. This determination requires significant judgment. For publicly traded investments, impairment is determined based upon the specific facts and circumstances present at the time, including a review of the closing price over the length of time, general market conditions and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for recovery. Although the Company believes its portfolio continues to be comprised of sound investments due to high credit ratings and government guarantees of the underlying investments, a further decline in the capital and financial markets would adversely impact the market values of its investments and their liquidity. The Company continually monitors the credit risk in its portfolio and future developments in the credit markets and makes appropriate changes to its investment policy as deemed necessary.  The Company did not record any other-than-impairment charges related to its short-term investments in fiscal 2009 and fiscal 2008.

Note 4
Investments

Available for Sale Securities

Available-for-sale investments at March 29, 2009 were as follows:

(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government treasuries and agency securities	$108,528	$445	$(38)	$108,935
Money market funds	75,531	--	--	75,531
Corporate bonds	47,452	102	(118)	47,436
Corporate commercial paper	39,634	3	--	39,637
Bank deposits	10,110	--	--	10,110
Municipal bonds	1,027	29	--	1,056
Asset-backed securities	145	1	--	146
Total available-for-sale investments	282,427	580	(156)	282,851
Less amounts classified as cash equivalents	(122,818)	(1)	5	(122,814)
Short-term investments	$159,609	$579	$(151)	$160,037

Available-for-sale investments at March 30, 2008 were as follows:

(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate commercial paper	$78,866	$--	$--	$78,866
U.S. government agency securities	77,084	525	--	77,609
Money market funds	39,686	--	--	39,686
Bank deposits	16,182	--	--	16,182
Corporate bonds	14,019	49	(64)	14,004
Asset-backed securities	3,991	43	--	4,034
Municipal bonds	1,063	--	(1)	1,062
Total available-for-sale investments	230,891	617	(65)	231,443
Less amounts classified as cash equivalents	(124,238)	--	--	(124,238)
Short-term investments	$106,653	$617	$(65)	$107,205

The cost and estimated fair value of available-for-sale debt securities at March 29, 2009, by contractual maturity, were as follows:

(in thousands)	Cost	Estimated Fair Value
Due in 1 year or less	$265,962	$266,166
Due in 1-2 years	15,020	15,211
Due in 2-5 years	1,445	1,474
Total investments in available-for-sale debt securities	$282,427	$282,851

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses as of March 29, 2009, aggregated by length of time that individual securities have been in a continuous loss position.

	Less than 12 months		12 months or Greater		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$28,629	$(105)	$795	$(13)	$29,424	$(118)
U.S. government agency securities	19,212	(38)	--	--	19,212	(38)
Total	$47,841	$(143)	$795	$(13)	$48,636	$(156)

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 30, 2008.

	Less than 12 months			12 months or Greater		Total
(in thousands)	Fair Value	Unrealized Loss		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$4,282		$(64)	$--	$--	$4,282	$(64)
Municipal bonds	1,062		(1)	--	--	1,062	(1)
Total	$5,344	$	(65)	$--	$--	$5,344	$(65)

Currently, a significant portion of our available-for-sale investments that the Company holds are all high grade instruments.  As of March 29, 2009, the unrealized losses on our available-for-sale investments represented an insignificant amount in relation to our total available-for-sale portfolio. Substantially all of our unrealized losses on our available-for-sale marketable debt instruments can be attributed to fair value fluctuations in an unstable credit environment that resulted in a decrease in the market liquidity for debt instruments.  Because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, the Company did not consider these investments to be other-than-temporarily impaired at March 29, 2009 and March 30, 2008.

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

Trading securities

Trading securities are stated at fair value, with gains or losses resulting from changes in fair value recognized currently in non-operating earnings. As of March 29, 2009 and March 30, 2008, the deferred compensation plan assets were approximately $9.7 million and $12.7 million, which were included in other assets in the Consolidated Balance Sheets. The Company recorded net losses of $3.1 million during fiscal 2009 and $0.6 million during fiscal 2008 and net gains of $1.3 million for fiscal 2007 in interest income and other, net in the Consolidated Statement of Operations.

Non-Marketable Equity Securities

In conjunction with the merger with Integrated Circuit Systems, Inc. (ICS), the Company acquired an investment in Best Elite International Limited (Best Elite). Best Elite is a private company, which owns a wafer fabrication facility in Suzhou, China. The Company purchases wafers from Best Elite’s wafer fabrication facility for certain legacy ICS products. In accordance with Accounting Principle Board Opinion 18, The Equity Method of Accounting for Investment in Common Stock (APB 18), the Company accounts for this investment under cost method. During Q3 2009, the Company identified indicators of impairment during its review of this investment. In determining whether a decline in value of its investment in Best Elite has occurred and is other than temporary, an assessment was made by considering available evidence, including the general market conditions in the wafer fabrication industry, Best Elite’s financial condition, near-term prospects, market comparables and subsequent rounds of financing. The valuation also takes into account the Best Elite’s capital structure, liquidation preferences for its capital and other economic variables. The valuation methodology for determining the decline in value of non-marketable equity securities is based on inputs that require management judgment. Based on the results, the Company recognized an other-than-temporary impairment charge of $3.0 million related to this investment during fiscal 2009 to write it down to its estimated fair value. The carrying value of the Company’s investment in Best Elite was approximately $2.0 million and $5.0 million, respectively, and is classified with other assets on the Company’s Consolidated Balance Sheets as of March 29, 2009 and March 30, 2008.

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

The following table summarizes stock-based compensation expense by line items appearing in the Company’s Condensed Consolidated Statement of Operations:

	Fiscal Year Ended
(in thousands)	March 29, 2009	March 30, 2008	April 1, 2007
Cost of revenue	$3,702	$3,936	$3,741
Research and development	18,927	22,919	25,116
Selling, general and administrative	9,773	14,387	17,649
Total stock-based compensation expense	32,402	41,242	46,506
Tax effect on stock-based compensation expense (1)	--	--	--
Total stock-based compensation expense, net of related tax effects	$32,402	$41,242	$46,506

(1)	Assumes a zero tax rate for each period presented as the Company has a valuation allowance.

Stock-based compensation expense recognized in the Consolidated Statement of Operations is based on awards ultimately expected to vest. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company attributes the value of stock-based compensation to expense on an accelerated method.

The following table summarizes stock-based compensation expense associated with each type of award:

	Fiscal Year Ended
(in thousands)	March 29, 2009	March 30, 2008	April 1, 2007
Employee stock options	$23,155	$35,146	$44,093
Employee stock purchase plan (“ESPP”)	2,940	2,599	2,721
Restricted stock units (“RSUs”)	6,161	3,376	513
Change in amounts capitalized in inventory	146	121	(821)
Total stock-based compensation expense	$32,402	$41,242	$46,506

Valuation Assumptions

The Company uses the Black-Scholes option-pricing model as its method of valuation for stock-based awards granted beginning in fiscal 2007. The Company’s determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, as well as the expected term of the awards.

	Fiscal Year Ended
	March 29, 2009	March 30, 2008	April 1, 2007
Stock option plans:
Expected Term	4.60 years	4.66 years	4.88 years
Risk-free interest rate	2.67%	4.57%	4.98%
Volatility	42.5%	43.1%	50.9%
Dividend Yield	0.0%	0.0%	0.0%
Weighted average grant-date fair value	$3.66	$6.13	$7.50
ESPP:
Expected Term	0.25 years	0.25 years	0.25 years
Risk-free interest rate	0.94%	4.30%	4.91%
Volatility	48.3%	30.5%	34.9%
Dividend Yield	0.0%	0.0%	0.0%
Weighted average grant-date fair value	$1.87	$2.82	$3.39

Equity Incentive Programs

The Company currently issues awards under three equity based plans in order to provide additional incentive and retention to directors and employees who are considered to be essential to the long-range success of the Company.  These plans are further described below.

1994 Stock Option Plan (1994 Plan)

In May 1994, the Company’s shareholders approved the 1994 Plan.  Under the 1994 Plan, 13,500,000 shares of common stock have been made available for issuance as stock options to employees, officers, directors, consultants, independent contractors and advisors of the Company and its affiliates.  Shares issuable upon exercise of stock options granted pursuant to the Company’s 1985 Incentive and Nonqualified Stock Option Plan that expire or become unexercisable for any reason without having been exercised in full are also available for distribution under the 1994 Plan (not to exceed 10,000,000 shares).  Options granted by the Company under the 1994 Plan generally expire seven years from the date of grant and generally vest over a four-year period from the date of grant.  The exercise price of the options granted by the Company under the 1994 Plan shall not be less than 100% of the fair market value for a common share subject to such option on the date the option is granted.  As of March 29, 2009, 1,982,240 shares remain available for future grant under the 1994 Plan.

2004 Equity Plan (2004 Plan)

In September 2004, the Company’s shareholders approved the 2004 Plan.  Under the 2004 Plan, 28,500,000 shares of common stock have been made available for issuance as stock options, restricted stock awards, stock appreciation rights, performance awards, restricted stock unit awards, and stock-based awards to employees, directors and consultants, of which a maximum of 4,000,000 shares are eligible for non-option, “full value” awards.  The 2004 Plan allows for time-based and performance-based vesting for the awards.  Options granted by the Company under the 2004 Plan generally expire seven years from the date of grant and generally vest over a four-year period from the date of grant, with one-quarter of the shares of common stock vesting on the one-year anniversary of the grant date and the remaining shares vesting monthly for the 36 months thereafter.  The exercise price of the options granted by the Company under the 2004 Plan shall not be less than 100% of the fair market value for a common share subject to such option on the date the option is granted.  Full value awards made under the 2004 Plan shall become vested over a period of not less than three years (or, if vesting is performance-based, over a period of not less than one year) following the date such award is made; provided, however, that full value awards that result in the issuance of an aggregate of up to 5% of common stock available under the 2004 Plan may be granted to any one or more participants without respect to such minimum vesting provisions.  As of March 29, 2009, 9,861,705 shares remain available for future grant under the 2004 Plan.

Restricted stock units available for grant by the Company under the 2004 Plan generally vest over at least a 36-month period from the grant date.  Prior to vesting, participants holding restricted stock units do not have shareholder rights.  Shares are issued on or as soon as administratively practicable following the vesting date of the restricted stock units and upon issuance, recordation and delivery, the participant will have all the rights of a shareholder of the Company.  As of March 29, 2009, 1,237,638 restricted stock unit awards were outstanding under the 2004 Plan.

The following is a summary of the Company's stock option activity and related weighted average exercise prices for each category:

	Fiscal 2009		Fiscal 2008		Fiscal 2007
(shares in thousands)	Shares	Price	Shares	Price	Shares	Price

Beginning options outstanding	30,506	$13.00	33,105	$12.99	33,750	$12.40
Granted	3,775	9.62	3,315	14.46	6,569	15.31
Exercised (1)	(346)	9.32	(2,738)	11.14	(4,879)	10.76
Canceled	(6,391)	14.23	(3,176)	16.00	(2,335)	15.65

Ending options outstanding	27,544	$12.30	30,506	$13.00	33,105	$12.99

Ending options exercisable	20,512	$12.50	21,110	$12.74	18,651	$12.92

(1)	Upon exercise, the Company issues new shares of common stock.

The following is a summary of information about stock options outstanding at March 29, 2009:

(shares in thousands)	Options Outstanding			Options Exercisable
		Weighted Average Remaining Contractual Life (in years)
Range of Exercise Prices	Number Outstanding		Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.86 - $10.80	5,184	3.33	$9.10	3,238	$10.48
$10.85 - $11.20	782	1.56	11.04	757	11.03
$11.23 - $11.23	9,247	3.28	11.23	8,461	11.23
$11.34 - $12.51	4,152	4.06	12.12	2,396	11.91
$12.53 - $14.80	3,259	3.74	14.61	2,458	14.58
$14.99 - $16.17	2,941	4.84	15.32	1,508	15.36
$16.21 - $21.06	1,934	2.41	18.13	1,650	18.44
$24.93 - $30.23	45	0.11	25.37	44	25.37

$0.86 - $30.23	27,544	3.51	$12.30	20,512	$12.50

As of March 29, 2009, March 30, 2008 and April 1, 2007, the weighted average remaining contractual life of options outstanding was 3.51 years, 3.8 years and 4.7 years, respectively, and the aggregate intrinsic value was $0.1 million, $0.4 million and $102.4 million, respectively.  The weighted average remaining contractual life of options exercisable was 2.87 years, 3.2 years and 3.9 years, respectively, and the aggregate intrinsic value was $0.1 million, $0.4 million and $66.5 million, respectively.  Unrecognized compensation cost related to nonvested stock-options, net of estimated forfeitures, was $11.8 million for the fiscal year ended March 29, 2009, and will be recognized over a weighted average period of 1.1 years.

As of March 29, 2009, March 30, 2008 and April 1, 2007, stock options vested and expected to vest totaled approximately 26.6 million, 29.0 million and 29.3 million shares, with a weighted-average exercise price of $12.35, $12.96 and $12.95 per share and a weighted average remaining contractual life of 3.43 years, 3.72 years and 4.5 years, respectively.  The aggregate intrinsic value was approximately $0.1 million, $0.4 million and $93.8 million, respectively.

(in thousands)	Fiscal year ended
	March 29, 2009	March 30, 2008	April 1, 2007
Cash proceeds from options exercised	$3,226	$30,500	$52,512
Total intrinsic value of options exercised	734	11,796	25,633
Realized excess tax benefits from option exercised (1)	192	12	73

(1) In fiscal years 2009, 2008 and 2007, approximately $192 thousand, $12 thousands and $73 thousands, respectively, of U.S. income tax benefits related to the exercise of certain employee stock options decreased income taxes payable and were credited to additional paid in capital.

On October 24, 2007, the Company announced that its Chief Executive Officer (CEO) would be resigning as the President and CEO upon satisfactory completion of a search for his successor. The Company entered into an executive transition agreement with the CEO as of November 13, 2007. In connection with the agreement, the Company agreed to extend the exercisablity of his outstanding options to the earlier of 12 months after the date of termination or the expiration of their original term. As a result, the Company recorded a modification charge of approximately $1.0 million in the fiscal year 2008representing the difference in fair value of the original and modified option.

The following table summarizes the Company’s restricted stock unit activity and related weighted average exercise prices for each category:

	Fiscal 2009		Fiscal 2008		Fiscal 2007
(shares in thousands)	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share

Beginning RSU’s outstanding	627	$14.53	75	$15.07	--	$--
Granted	995	11.11	673	14.55	76	15.09
Released	(167)	14.41	(49)	15.54	--	--
Forfeited	(217)	12.84	(72)	14.59	(1)	16.21

Ending RSU’s outstanding	1,238	$12.09	627	$14.53	75	$15.07

As of March 29, 2009, there was approximately $5.8 million of unrecognized compensation cost related to restricted stock units granted under the Company’s equity incentive plans.  The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.6 years.

As of March 29, 2009, March 30, 2008 and April 1, 2007, restricted stock units vested and expected to vest totaled approximately 1.0 million, 0.5 million and 0.1 million shares, with a weighted average remaining contract life of 1.4 years, 1.5 years and 0.7 years, respectively.  The aggregate intrinsic value was approximately $4.8 million, $4.1 million and 0.9 million, respectively.

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

Activity under the Company’s ESPP is summarized in the following table:

(shares in thousands)	Fiscal 2009	Fiscal 2008	Fiscal 2007

Number of shares issued	1,860	1,085	823
Average issuance price	$5.53	$10.29	$12.58
Number of shares available at year-end	867	2,727	1,812

Note 6
Stockholders' Equity

Stock Repurchase Program. On January 18, 2007, the Company’s Board of Directors initiated a $200 million share repurchase program. During fiscal 2008, the Company’s Board of Directors approved a $200 million expansion of the share repurchase program to a total $400 million.  In fiscal 2008, the Company repurchased approximately 28.9 million shares at an average price of $11.60 per share for a total purchase price of $334.8 million.  On April 30, 2008, the Company’s Board of Directors approved an additional $100 million expansion of the share repurchase program to a total $500 million.  In fiscal 2009, The Company repurchased approximately 8.4 million shares at an average price of $7.46 per share for a total purchase price of $62.3 million.  As of March 29, 2009, approximately $77.9 million was available for future purchase under the share repurchase program.  Share repurchases were recorded as treasury stock and resulted in a reduction of stockholders’ equity.  The program is intended to reduce the number of outstanding shares of Common Stock to increase stockholder value.

Stockholder Rights Plan.    In December 1998, the Board of Directors adopted a plan designed to protect the rights of IDT stockholders in the event of a future, unsolicited takeover attempt. Under the plan, each outstanding share of IDT common stock bears one preferred share purchase right. Under certain circumstances, each purchase right entitles its holder to acquire one-hundredth of a share of a newly designated junior participating preferred stock at a price of $45.00 per share. The preferred stock is structured so that the value of one-hundredth of a share of such preferred stock will approximate the value of one share of common stock. The Stockholder rights Plan was allowed to expire in accordance with the Plan’s terms on December 21, 2008.  On October 27, 2008, the Company adopted Amended and Restated Bylaws which provide, in relevant part, that the Company will not adopt or extend a stockholder rights plan, rights agreement or any other form of “poison pill” which is designed to make, or has the effect of making, the acquisition of large holdings of the corporation’s stock more difficult or expensive (a “Stockholder Rights Plan”) without obtaining the prior approval of the stockholders of the Corporation by the affirmative vote of a majority of the votes cast with respect to the matter by the shares represented and entitled to vote thereon at an annual or special meeting of the stockholders at which a quorum is present; provided, however, that the corporation may adopt a Stockholder Rights Plan without such prior approval if a majority of the independent directors (as determined in accordance with applicable NASDAQ rules and listing requirements and any additional criteria set forth in the corporation’s Corporate Governance Guidelines), in the exercise of their fiduciary duties, determines that adoption of a Stockholder Rights Plan is in the best interest of stockholders under the circumstances. If a Stockholder Rights Plan is adopted without prior stockholder approval as contemplated by the preceding sentence, such plan shall expire within twelve (12) months from the date of adoption unless, prior to such date, it is approved by the affirmative vote of a majority of the votes cast with respect to the matter by the shares represented and entitled to vote thereon at an annual or special meeting of the stockholders at which a quorum is present.

Note 7
Balance Sheet Detail

(in thousands)	March 29, 2009	March 30, 2008

Inventories
Raw materials	$6,876	$4,674
Work-in-process	35,252	43,556
Finished goods	27,594	31,724
Total inventories	$69,722	$79,954

Property, Plant and Equipment, Net
Land	$14,533	$14,533
Machinery and equipment	796,387	785,527
Building and leasehold improvements	134,358	135,341
	945,278	935,401
Less: accumulated depreciation	(873,717)	(853,749)
Total property, plant and equipment, net	$71,561	$81,652

Other Long-Term Obligation
Deferred compensation related liabilities	$10,946	$12,858
Long-term portion of deferred gain on equipment sales	940	897
Long-term portion of lease impairment obligations	890	1,103
Long-term portion of supplier obligations	1,384	3,086
Other	154	420
Total other long-term obligations	$14,314	$18,364

Note 8
Deferred income on shipments to distributors

Included in the caption “Deferred income on shipments to distributors” on the consolidated balance sheet are amounts related to shipments to certain distributors for which revenue is not recognized until our product has been sold by the distributor to an end customer. The components of March 29, 2009 and March 30, 2008 are as follows:

(in thousands)	For the fiscal year ended
	March 29, 2009	March 30, 2008
Gross deferred revenue	$21,302	$30,741
Gross deferred costs	4,764	6,429
Deferred income on shipments to distributors	$16,538	$24,312

The gross deferred revenue represents the gross value of shipments to distributors at the list price billed to the distributor less any price protection credits provided to them in connection with reductions in list price while the products remain in their inventory.  The amount ultimately recognized as revenue will be lower than this amount as a result of ship from stock pricing credits which are issued in connection with the sell through of our products to end customers, historically this amount represents on average approximately 25% of the list price billed to the customer.  The gross deferred costs represent the standard costs (which approximate actual costs) of products we sell to the distributors.  Although we monitor the levels and quality of inventory in the distribution channel, our experience is that product returned from these distributors are able to be sold to a different distributor or in a different region of the world.  As such, inventory write-downs for product in the distribution channel have not been significant.

Note 9
Goodwill and Other Intangible Assets

Goodwill and identified intangible asset balances are summarized as follows:

	March 29, 2009

(in thousands)	Gross assets	Accumulated amortization	Net assets

Goodwill	$89,404	$--	$89,404

Identified intangible assets:
Existing technology	236,423	(198,133)	38,290
Trademarks	9,360	(8,878)	482
Customer relationships	138,317	(126,586)	11,731
Foundry & Assembler relationships	64,380	(64,374)	6
Non-compete agreements	52,958	(52,958)	--
Other	31,053	(31,053)	--
Subtotal, identified intangible assets	532,491	(481,982)	50,509
Total goodwill and identified intangible assets	$621,895	$(481,982)	$139,913

	March 30, 2008

(in thousands)	Gross assets	Accumulated amortization	Net assets

Goodwill	$1,027,438	$--	$1,027,438

Identified intangible assets:
Existing technology	288,558	(144,570)	143,988
Trademarks	10,534	(7,716)	2,818
Customer relationships	158,396	(103,506)	54,890
Foundry & Assembler relationships	65,256	(63,219)	2,037
Non-compete agreements	53,165	(52,688)	477
Other	31,174	(30,895)	279
Subtotal, identified intangible assets	607,083	(402,594)	204,489
Total goodwill and identified intangible assets	$1,634,521	$(402,594)	$1,231,927

In accordance with SFAS 142, Goodwill and Other Intangible Assets, goodwill is reviewed for impairment annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. These tests are performed at the reporting unit level using a two-step method. The first step, used to determine if impairment possibly exists, is to compare the carrying amount of a reporting unit, including goodwill, to its fair value. If the carrying amount of the reporting unit exceeds the fair value, the second step is to determine the amount of a possible impairment by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables. The Company completed its annual review of the goodwill during the fourth quarter ended March 30, 2008 and concluded that there was no impairment. Due to the extraordinary market and economic conditions that commenced in the third quarter of fiscal 2009, the Company experienced a decline in our stock price, resulting in its market capitalization falling below our net book value. In addition, due to the increased competitive pressure within certain of our markets during Q3 2009, as well as the deteriorating macro-economic environment, which caused a decline in its revenues, operating income, and cash flow forecasts, the Company concluded that indicators existed requiring it to perform an interim goodwill impairment analysis at November 30, 2008. Accordingly, the Company performed an interim goodwill impairment analysis for each of our five reporting units. The fair value of each reporting unit was estimated based on an average weighting of both projected discounted future cash flows (the income approach) and use of comparative market multiples (the market approach). The market approach compared the Company to other comparable companies based on valuation multiples to arrive at fair value adjusted for a control premium. Based on the preliminary results, the carrying value of the Computing and Multimedia (CMD) reporting unit exceeded its fair value, indicating potential goodwill impairment existed. As a result of this analysis, the Company wrote down the carrying amount of goodwill in the CMD reporting unit to its estimated implied fair value and recognized an estimated goodwill impairment charge of $326.4 million during the quarter ended December 28, 2009.

In Q409, the Company completed its annual review of goodwill and concluded that due to increased deteriorating macro-economic environment and significant downturn in semiconductor industry, its projected revenue for fiscal 2010 declined significantly from the amount was projected in Q3 2009.  Based on the results of the SFAS 142 step 1 analysis, the carrying value of Communications (COM), Enterprise and Computing (ECD), and Computing and Multimedia (CMD) reporting units exceeded their fair values.  As such, the Company performed step 2 of the impairment test to determine the implied fair value of goodwill of these reporting units, which are the differences between the estimated fair values of these reporting units and the sum of the fair value of the identified recognized and unrecognized net assets. The result of the step 2 goodwill analysis indicated that the goodwill related to the COM, ECD and CMD reporting units was impaired.  Accordingly, the Company wrote down the carrying amount of goodwill to their implied fair values and recognized an impairment charge of $ 619.9 million in Q4 2009.

The Company made several assumptions to establish inputs for our fair value calculations. The Company used the long term growth rates of 3% to calculate the terminal value of our reporting units and the discount rates that ranged between 22% and 32% to calculate the discounted cash flows. The discount rates were higher than the range of 13% to 32% used in the prior year and 19% to 32% in Q3 2009. The Company believes that the assumptions and rates used in its impairment test under SFAS 142 are reasonable; however, they are judgmental, and variations in any of the assumptions or rates could result in a materially different amount of the impairment charge.

In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets are reviewed whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Recoverability of long-lived assets is measured by a comparison of the carrying amount of the asset group to the future undiscounted net cash flows expected to be generated by those assets. If such assets are considered to be impaired, the impairment charge recognized is the amount by which the carrying amounts of the assets exceeds the fair value of the assets. As a result of the impairment indicators described above, in Q3 2009, the Company performed an impairment analysis for our long-lived assets, including our intangible assets subject to amortization. The analysis indicated that some of the identified intangible assets were not recoverable as the sum of their estimated future undiscounted cash flows were below the asset’s carrying value and accordingly, the Company estimated the fair value of these identified assets using a discounted cash flow analysis to measure the impairment loss. As a result of this analysis, the Company wrote off the difference between the identified intangible assets’ estimated fair values and the carrying values and recognized an impairment charge of $12.7 million in Q3 2009.  In Q4 2009, in conjunction with our completion of goodwill impairment analysis, and also due to the revised lower revenue forecast for fiscal 2010 which concluded were additional impairment indicators, the Company performed an impairment analysis for its long-lived assets.  As result of this impairment analysis, the Company recorded an impairment charge of approximately $66.7 million in Q4 2009.

Amortization expense for identified intangibles is summarized below:

(in thousands)	Fiscal 2009	Fiscal 2008	Fiscal 2007

Existing technology	$53,563	$56,756	$53,931
Trademarks	1,162	1,917	2,807
Customer relationships	23,080	33,704	42,149
Foundry & Assembler relationships	1,155	4,241	23,647
Non-compete agreements	270	11,668	25,272
Other	158	1,709	7,582
Total	$79,388	$109,995	$155,388

The intangible assets are being amortized over estimated useful lives of two to ten years.

Based on the identified intangible assets recorded at March 29, 2009, the future amortization expense of identified intangibles for the next five fiscal years and thereafter is as follows (in thousands):

Fiscal Year	Amount
2010	$17,713
2011	13,955
2012	9,554
2013	4,563
2014	2,001
Thereafter	2,723
Total	$50,509

Changes to the carrying value of goodwill were as follows:

(in thousands)	Goodwill
April 1, 2007	$1,038,064
Additions	--
Adjustments	(10,626)
March 30, 2008	1,027,438
Additions	9,268
Adjustments (1)	(947,302)
March 29, 2009	$89,404
(1) goodwill adjustments included a impairment charge of $946 million and certain tax adjustments of $1.0 million.  The Company's reporting structure is comprised of two reportable segments, Communications and Computing and Consumer.  As of March 29, 2009, Communications segment had $59.5 million, while Computing and Consumer segment had $29.9 million.

Note 10
Restructuring

The following table shows the breakdown of the restructuring and asset impairment charges and the liability remaining as of March 29, 2009:
	Cost of goods sold			Operating Expenses
(In thousands)	Restructuring	Asset impairment– PP&E		Restructuring	Asset impairment – PP&E
Balance as of April 2, 2006	$3,020	$--		$4,430	--
FY 2007 charges (credits)	722	4,397	(1)	987	$233
Non-cash charges	--	(4,397)		--	(233)
Cash receipts (payments)	(2,470)	--		(2,949)	--
Balance as of April 1, 2007	1,272	--		2,468	--
FY 2008 charges (credits)	(39)	--		511	--
Non-cash charges	--	--		--	--
Cash receipts (payments)	(800)	--		(1,847)	--
Balance as of March 30, 2008	433	--		1,132	--
FY 2009 charges (credits)	1,938			5,338	--
Non-cash charges	--			--	--
Cash payments	(1,796)			(2,821)	--
Balance as of March 29, 2009	$575	$--		$3,649	$--

(1) Refer to Note 17, Assets Held for Sale, for additional information.

Restructuring Actions

As part of an effort to streamline operations with changing market conditions and to create a more efficient organization, the Company took restructuring actions in fiscal 2009, 2008 and 2007 to reduce its workforce and consolidate facilities.  The Company’s restructuring expenses have been comprised primarily of: (i) severance and termination benefit costs related to the reduction of our workforce; and (ii) lease termination costs and costs associated with permanently vacating certain facilities.  The Company accounted for each of these costs in accordance with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146) or SFAS 112, Employer’s Accounting for Post Employment Benefits (SFAS 112).   The determination of when the Company accrues for severance costs, and which standard applies, depends on whether the termination benefits are provided under a one-time benefit arrangement as defined by SFAS No. 146 or under an on-going benefit arrangement as described by SFAS 112.

In January 2009, the Company initiated a restructuring action intended to align its spending with demand that has weakened in the slowing economy. The restructuring action included a reduction of approximately 124 positions across multiple divisions worldwide. In March 2009, after carefully considering the market, revenues and prices for search engines, the Company decided to restructure our NWD division.  As part of this restructuring action, the Company reduced approximately 56 positions in this division and ceased investment in new search engine product development.  In addition, the Company initiated restructuring actions, which affected its sales personnel in German and Japan.  The Company recorded restructuring expenses of $5.3 million for severance payments, payments under federal, state and province notice statutes and retention and other benefits associated with these restructuring actions in Q4 2009.  Currently, the Company expects to complete these restructuring actions in Q2 2010.

During Q3 2009, the Company initiated restructuring actions, which primarily affected its military business and Corporate Technology Group. These restructuring actions were taken to better allocate its engineering resources to maximize revenue potential. These actions resulted in the reduction of approximately 26 positions. The Company recorded restructuring expenses of approximately $0.6 million and $0.1 million for severance benefits associated with these restructuring actions in Q3 2009 and Q4 2009.  The Company expects to complete this restructuring plan in Q1 2010.

During Q2 2009, the Company initiated a reduction-in force, which primarily affected its Texas design center. This restructuring action was taken to streamline our operations within one of its business units. This action resulted in the reduction of approximately 21 positions. The Company recorded restructuring expenses of $0.5 million for severance benefits in Q2 2009 associated with this action.  This restructuring action was completed in Q4 2009.

During Q1 2009, the Company initiated restructuring actions, which primarily affected its manufacturing personnel in Penang, Malaysia as well as sales personnel in the U.S. and Sweden, including the closure of its Sweden office. The Company took these restructuring actions to rebalance the workforce to better align with its growth opportunities. These restructuring actions resulted in the reduction of approximately 79 positions. The Company recorded restructuring expenses of approximately $0.8 million for severance benefits associated with these restructuring actions in Q1 2009. All termination payments were made in Q2 2009.

In fiscal 2008, the Company initiated restructuring actions, which primarily affected engineering personnel within three product lines as well as certain manufacturing personnel including the closure of its San Diego facility. These restructuring actions were taken to streamline the Company’s operations within the business units and resulted in the reduction of approximately 20 positions.  The Company recorded a one-time restructuring expense of $0.7 million for severance and retention benefits associated with these actions. In addition, in fiscal 2008, the Company entered into a sublease agreement for our Salinas facility, resulting in a reduction to our accrued lease liabilities by $0.2 million. Since the initial restructuring charge in Q2 2006, the Company made lease payments of $6.1 million related to vacated facilities in Santa Clara and Salinas. As of March 29, 2009, the remaining accrued lease liabilities were $1.1 million.

In Q2 2007, the Company initiated a RIF, which affected its assembly workforce in Penang, Malaysia.  This action coincided with the Company’s decision to outsource its assembly operations to a third party and to transition these services over the next year.  This action resulted in the reduction of approximately 300 positions.  The Company recorded $0.7 million to cost of revenues in Q2 2007, which was equivalent to the portion guaranteed to each affected employee under Malaysian labor law, in accordance with SFAS 112.  Through Q4 2007, the Company recorded and paid approximately $1.5 million of severance and retention to affected employees.  All charges were recorded to cost of revenues and this restructuring action was completed in Q4 2007.

Note 11
Commitments and Guarantees

Guarantees

As of March 29, 2009, the Company’s financial guarantees consisted of guarantees and standby letters of credit, which are primarily related to the Company’s electrical utilities in Malaysia, utilization of non-country nationals in Malaysia and Singapore, consumption tax in Japan and value-added tax obligations in Singapore and Holland, and a workers’ compensation plan in the United States. The maximum amount of potential future payments under these arrangements is approximately $2.7 million. The Company also has foreign exchange facilities used for hedging arrangements with banks that allow the Company to enter into foreign exchange contracts totaling approximately $20 million, all of which was available at March 29, 2009.

Commitments

Although the Company owns its corporate headquarters in San Jose, California, the Company leases various administrative facilities under operating leases which expire at various dates through fiscal 2014.

As of March 29, 2008, aggregate future minimum commitments for the next five fiscal years and thereafter under all operating leases, excluding leases where amounts have been accrued for impairment charges, were as follows (in millions):

2010	$3.6
2011	3.0
2012	2.5
2013	1.8
2014	1.4
Thereafter	0.3
Total	$12.6

Operating lease amounts in the table above exclude future sublease income to be received under non- cancelable sublease agreements of approximately $1.3 million, of which $0.3 million is expected to be received within one year, $0.6 million is expected to be received within two to three years and $0.5 million is expected to be received within four to five years.  Rent expense for the fiscal years ended March 29, 2009, March 30, 2008 and April 1, 2007 totaled approximately $4.2 million, $4.3 million and $3.9 million, respectively.   Other long-term supplier obligations including payment due under various software design tool agreements totaled $1.4 million and $3.1 million as of March 29, 2009 and March 30, 2008, respectively.

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

The Company maintains an accrual for obligations it incurs under its standard product warranty program and customer, part, or process specific matters. The Company’s standard warranty period is one year, however in certain instances the warranty period may be extended to as long as two years. Management estimates the fair value of the Company’s warranty liability based on actual past warranty claims experience, its policies regarding customer warranty returns and other estimates about the timing and disposition of product returned under the standard program. Customer, part, or process specific accruals are estimated using a specific identification method. Historical profit and loss impact related to warranty returns activity has been minimal. The total warranty accrual was $0.5 million and $0.4 million as of March 29, 2009 and March 30, 2008, respectively.

Note 12
Litigation

On October 24, 2006, the Company was served with a civil antitrust complaint filed by Reclaim Center, Inc., et. al. as plaintiffs in the U.S. District Court for the Northern District of California against us and 37 other entities on behalf of a purported class of indirect purchasers of Static Random Access Memory (SRAM) products. The Complaint alleges that the Company and other defendants conspired to raise the prices of SRAM, in violation of Section 1 of the Sherman Act, the California Cartwright Act, and several other states’ antitrust, unfair competition, and consumer protection statutes. Shortly thereafter, a number of other plaintiffs filed similar complaints on behalf of direct and indirect purchasers of SRAM products. Given the similarity of the complaints, the Judicial Panel on Multidistrict Litigation transferred the cases to a single judge in the Northern District of California and consolidated the cases for pretrial proceedings in February 2007. The consolidated cases are captioned In re Static Random Access Memory (SRAM) Antitrust Litigation. In August 2007, direct purchasers of SRAM products and indirect purchasers of SRAM products filed separate Consolidated Amended Complaints. The Company was not named as a defendant in either complaint. Pursuant to tolling agreements with the indirect and direct purchaser plaintiffs, the statute of limitations was tolled until January 10, 2009 as to potential claims against the Company.  The tolling agreements have now expired and the statute of limitations is running on potential claims against the Company.  Both cases are in the discovery stage.  The Company intends to vigorously defend ourselves against these claims.

On May 14, 2007, the Company was served with a Civil Investigative Demand from the State of Florida concerning SRAM products. The Company and the State of Florida have reached an agreement that suspends its obligation to respond to the CID. The agreement also tolled the statute of limitations until January 21, 2009 as to potential claims against the Company.  The tolling agreement has now expired and the stature of limitations is running on potential claims against the Company.  Complaints concerning SRAM products have also been filed against the Company in Ontario, British Columbia and Quebec, Canada. The allegations in these complaints are parallel to the allegations in the complaints pending in the U.S.. On March 19, 2008, the Company entered into a tolling agreement with the plaintiffs in the Ontario, British Columbia and Quebec actions. On March 25, 2008, the Ontario Superior Court of Justice entered an order that discontinued the action in Ontario against the Company without prejudice. On May 2, 2008, a Notice of Discontinuance was filed by the plaintiff in the Supreme Court of British Columbia, resulting in a discontinuation of the action against the Company without prejudice. On August 28, 2008, the court in Quebec issued an order of discontinuance with respect to the Company.

In April 2008, LSI Corporation and its wholly owned subsidiary Agere Systems Inc. (collectively “LSI”) instituted an action in the United States International Trade Commission (ITC), naming the Company and 17 other respondents.  The ITC action seeks an exclusion order to prevent importation into the U.S. of semiconductor integrated circuit devices and products made by methods alleged to infringe an LSI patent relating to tungsten metallization in semiconductor manufacturing. LSI also filed a companion case in the U.S. District Court for the Eastern District of Texas seeking an injunction and damages of an unspecified amount relating to such alleged infringement. Since the initiation of both actions, five additional parties have been named as respondents/defendants in the respective actions. Some of the defendants in the action have since settled the claims against them. The action in the U.S. District Court has been stayed pending the outcome of the ITC action. The ITC action is currently scheduled for hearing July 20, 2009. The Company cannot predict the outcome or provide an estimate of any possible losses.  The Company will continue to vigorously defend ourselves against the claims in these actions

The Company cannot predict the outcome or provide an estimate of any possible losses in the cases currently pending against the Company.  The continuing litigation could be costly, divert its management’s attention and could have a material and adverse effect on the Company’s business, results of operations, financial condition or cash flows. The Company intends to vigorously defend these actions. The Company is currently a party to various other legal proceedings, claims, disputes and litigation arising in the ordinary course of business. Based on its own investigations, the Company does not believe the ultimate outcome of such proceedings, individually and in the aggregate, will have a material adverse effect on its financial position, results of operation or cash flows. However, because of the nature and inherent uncertainties of such litigation and investigations, should the outcome of these actions be unfavorable, the Company’s business, financial condition, results of operations or cash flows could be materially and adversely affected.

Note 13
Employee Benefit Plans

The Company sponsors a 401(k) retirement matching plan for qualified domestic employees.  The Company recorded expenses of approximately $3.9 million, $4.0 million and $3.7 million in matching contributions under the plan in fiscal 2009, 2008 and 2007, respectively.  Due to poor economic conditions, the Company suspended its matching contributions to qualified 401(k) participants effective April 1, 2009.

Effective November 1, 2000, the Company established an unfunded deferred compensation plan to provide benefits to executive officers and other key employees.  Under the plan, participants can defer any portion of their salary and bonus compensation into the plan and may choose from a portfolio of funds from which earnings are measured.   Participant balances are always 100% vested.   As of March 29, 2009 and March 30, 2008, obligations under the plan totaled approximately $10.9 million and $12.9 million, respectively.  Additionally, the Company has set aside assets in a separate trust that is invested in corporate owned life insurance intended to substantially offset the liability under the plan.  The Company incurred costs for this plan for insurance, administration and other support of $0.4 million, $0.3 million and $0.2 million in fiscal 2009, 2008 and 2007, respectively.

Note 14
Income Taxes

The components of income (loss) before taxes and the provision (benefit) for income taxes were as follows (in thousands):

	Fiscal	Fiscal	Fiscal
Provision:	2009	2008	2007
Income (loss) before taxes:
United States	$(1,045,608)	$(29,409)	$(59,732)
Foreign	21	58,146	57,184

Income (loss) before taxes:	$(1,045,587)	$28,737	$(2,548)

Provision (benefit) for taxes:
Current:
United States	$1,074	$156	$784
State	(95)	642	643
Foreign	(208)	1,261	2,496
	771	2,059	3,923
Deferred:
United States	(839)	3,358	312
State	(62)	73	23
Foreign	(290)	(10,932)	772
	(1,191)	(7,501)	1,107
Provision (benefit) for taxes:	$(420)	$(5,442)	$5,030

In fiscal years 2009, 2008 and 2007 approximately $192 thousand, $12 thousand and $73 thousand, respectively, of U.S. income tax benefits related to the exercise of certain employee stock options decreased income taxes payable and were credited to additional paid in capital.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities were as follows (in thousands):

	Fiscal 2009	Fiscal 2008

Deferred tax assets:
Deferred income on shipments to distributors	$4,888	$7,280
Non-deductible accruals and reserves	9,987	10,810
Inventory related and other expenses	3,473	2,666
Net operating losses and credit carryforwards	64,405	72,237
Depreciation and amortization	17,388	11,415
Stock options	13,303	14,686
Other	5,841	6,758
	119,285	125,852

Deferred tax liabilities:
Purchased intangibles	(13)	(35,598)
US tax on earnings of foreign subsidiaries not indefinitely reinvested	(676)	(671)
Other	(2,531)	(2,146)
	(3,220)	(38,415)

Valuation allowance	(117,589)	(90,262)

Net deferred tax liabilities	$(1,524)	$(2,825)

In the fourth quarter of fiscal 2003, the Company established a valuation allowance against its net deferred tax assets because management could not conclude it was more likely than not that these deferred tax assets would be realized. The Company reached this decision based on judgment, which included consideration of historical losses and projections of future profits with substantially more weight being placed on recent losses than any projections of future profitability. The Company will continue to monitor the need for the valuation allowance on a quarterly basis and may, with further evidence, determine that the valuation allowance is no longer required.  The net deferred tax liability of $1.5 million, relates primarily to book to tax basis differences in various foreign jurisdictions.

The valuation allowance for deferred tax assets increased by $26.7 million and decreased by $84.4 million during fiscal 2009 and 2008, respectively. As of March 29, 2009, approximately $0.9 million of the valuation allowance will be allocated to reduce goodwill or other non-current intangible assets, when realized, from companies IDT has acquired.

As of March 29, 2009, the Company had federal and state net operating loss carryforwards, net of FIN48 unrecognized tax benefits, of approximately $51.1 million and $135.7 million, respectively, which include excess tax benefits related to stock option exercises.  The Company has approximately $35.7 million of net tax benefits related to excess stock compensation benefits, which are not recorded as deferred tax assets under SFAS123(R).  These excess stock compensation benefits will be credited to additional paid in capital when recognized. The federal net operating loss carryforwards will expire in various fiscal years from 2021 through 2024 if not utilized.  The state net operating loss carryforwards will expire in various fiscal years through 2025 if not utilized.  The utilization of NOLs created by acquired companies is subject to annual limitations under Section 382 of the Internal Revenue Code. However, we do not expect that such annual limitation will impair the realization of these NOLs.

As of March 29, 2009, the Company had approximately $40.2 million of federal research and development tax credit carryforwards, and $7.0 million of foreign tax credit carryforwards. The federal research tax credit carryforwards will expire from fiscal years 2010 through 2025 if not utilized and the foreign tax credit carryforwards will expire from fiscal years 2011 to 2020 if not utilized. The Company also had available approximately $48.5 million of state income tax credit carryforwards, $2.6 million of which will expire in various years through 2013 if not utilized.

Reconciliation between the statutory U.S. income tax rate of 35% and the effective rate is as follows (in thousands):

	Fiscal 2009	Fiscal 2008	Fiscal 2007
Rate Reconciliation:

Provision (benefit) at 35% U.S. statutory rate	$(365,955)	$10,058	$(892)
State tax, net of federal benefit	(229)	688	666
Foreign income taxed at lower rates	554	(17,317)	(15,246)
Impact of rate change and extension of incentive in foreign jurisdiction	(864)	(11,408)	--
Repatriation of foreign earnings	1,056	2,680	--
Net operating losses and tax credits not benefited	36,213	1,648	16,977
Goodwill and intangible assets impairment	321,798	--	--
Stock-based compensation related to foreign jurisdictions and incentive stock options	6,533	6,873	2,342
Other	474	1,336	1,183
Provision (benefit) for taxes	$(420)	$(5,442)	$5,030

The Company benefits from tax incentives granted by local tax authorities in certain foreign jurisdictions.  All non-passive income earned in its Bermuda subsidiary is not subject to tax.  In addition, the results reflect a zero tax rate on non-passive income earned in its Singapore subsidiary, which has been granted pioneer status, or exemption of taxes on non-passive income, from the Economic Development Board of Singapore through December 31, 2009. The pioneer status is contingent upon the Company continuing to meet specified investment criteria in fixed assets, personnel, and technology.  The impact of this tax holiday was to increase net income by approximately $4.3 million ($0.03 per share, diluted) in fiscal 2009 and $5.1 million ($0.03 per share, diluted) in fiscal 2008.  The Company also was granted a tax holiday in Malaysia during the fiscal year.  The tax holiday is contingent upon the Company continuing to meet specified investment criteria in fixed assets, and to operate as a APAC regional headquarter center.  The tax holiday granted by the Malaysian Industrial Development Authority will last for 10 years commencing April 1, 2006.  The impact of this tax holiday was to increase net income by approximately $0.8 million ($0.005 per share, diluted) in fiscal 2009.

U.S. taxes have not been provided on approximately $267.4 million of indefinitely reinvested foreign subsidiary earnings. Due to the Company’s full valuation allowance, the calculation of the tax impact of remitting these earnings is not practicable at this time.

The amount of unrecognized tax benefits that would impact the effective tax rate was approximately $18.8 million and $18.8 million as of March 29, 2009 and March 30, 2008, respectively.  As of March 29, 2009, the recognition of approximately $1.0 million, of unrecognized tax benefits, would be reported as an adjustment to goodwill, and $24.3 million would be offset by a change in valuation allowance.  In accordance with FIN 48, the Company recognizes potential interest and penalties as a component of income tax expense. Accrued interest and penalties relating to the income tax on the unrecognized tax benefit as of March 29, 2009 and March 30, 2008 and, were approximately $1.3 million and $1.9 million, respectively.   In addition, deferred tax assets of approximately $3.1 million were recorded to account for the federal benefit of the state liabilities.

In December 2008, the Company was notified by the Internal Revenue Service (IRS) that they were going to conduct a field audit of the Company for fiscal years 2006 through 2008.  The IRS audit is still in the preliminary stages at the moment so there is no information available, other that the Company has received various information requests from the IRS. Although the final outcome is uncertain, based on currently available information, the Company believes that the ultimate outcome will not have a material adverse effect on its financial position, cash flows or results of operations

As of March 29, 2009, the Company was subject to examination in various state and foreign jurisdictions for tax years 2004 forward, none of which were individually material.

During the twelve months beginning March 30, 2009, the Company does not expect its unrecognized tax benefits will materially change from March 29, 2009 balances.  However, the Company notes that the resolution and/or closure on open audits are highly uncertain.

The following tables summarize the activities of gross unrecognized tax benefits (in thousands):

Balance as of March 31, 2008	$42,896
Increases related to prior year tax positions	--
Decreases related to prior year tax positions	(20)
Increases related to current year tax positions	2,096
Decreases related to settlements with taxing authorities	--
Decreases related to the lapsing of statute limitations
Balance as of March 29, 2009	$44,972

Note 15
Segments

During Q2 2009, the Company announced a re-organization of its business units into five operating segments.  The five operating segments are Communications, Networking, Enterprise Computing, Computing and Multimedia and Video and Display.  The re-organization was performed to reduce costs and align resources with the needs of each business unit and was fully implemented in Q3 2009.  As a result, the Company reevaluated its reportable business segments in accordance with SFAS 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131) and changed the Company’s reportable segments from three (Networking segment, Timing segment and Standard Products and Others segment) to two reportable segments (Communications segment and Computing and Consumer segment). The Communications and Networking operating segments are aggregated into Communications reportable segment, while Enterprise Computing, Computing and Multimedia and Video and Display operating segments are aggregated into Computing and Consumer reportable segment.  This change in segment reporting had no impact on the Company’s consolidated balance sheets, statements of operations, statements of cash flows or statements of stockholders’ equity for any periods.

The Chief Executive Officer has been identified as the Chief Operating Decision Maker as defined by SFAS 131.

The segment information for fiscal 2008 and 2007 has been adjusted retrospectively to conform to the current period presentation. These two reportable business segments are as follows:

▪
Communications segment: includes network search engines (NSEs), switching solutions, flow-control management devices, FIFOs, multi-port products, integrated communications processors, high-speed SRAM, military application, digital logic, telecommunications.

▪	Computing and Consumer segment: includes clock generation and distribution products, high-performance server memory interfaces, PC audio and video products.

The tables below provide information about these segments:

	Fiscal Year Ended
(in thousands)	March 29, 2009	March 30, 2008	April 1, 2007

Communications	$304,256	$349,820	$403,393
Computing and Consumer	358,989	431,647	400,204
Total revenues	$663,245	$781,467	$803,597

Income (Loss) by segment

	Fiscal Year Ended
(in thousands)	March 29, 2009	March 30, 2008	April 1, 2007
Communications	$95,417	$103,226	$133,796
Computing and Consumer	11,292	65,210	69,401
Amortization of intangible assets	(79,388)	(109,995)	(155,388)
Inventory FMV adjustment	--	--	(3,721)
Goodwill and intangible assets impairment	(1,025,684)	--	--
Amortization of stock-based compensation	(32,402)	(41,242)	(46,506)
Severance and retention costs	(7,484)	(2,884)	(10,267)
Acquired in-process research and development	(5,597)	--	(500)
Acquisition-related costs and other	11	(2,290)	(4,311)
Other-than-temporary loss on investments	(3,000)	--	--
Interest expense	(60)	(103)	(263)
Interest income and other, net	1,308	16,815	15,211

Income (loss) before income taxes	$(1,045,587)	$28,737	$(2,548)

The Company does not allocate goodwill and intangible assets impairment charge, IPR&D, severance and retention costs, acquisition-related costs, stock-based compensation, interest income and other, and interest expense to its segments.  In addition, the Company does not allocate assets to its segments. The Company excludes these items consistent with the manner in which it internally evaluates its results of operations.

The Company’s significant operations outside of the United States include manufacturing facilities in Malaysia and Singapore, design centers in the U.S., Canada and China, and sales subsidiaries in Japan, Asia Pacific and Europe. Revenues from unaffiliated customers by geographic area, based on the customers' shipment locations, were as follows:

	Fiscal Year Ended
(in thousands)	March 29, 2009	March 30, 2008	April 1, 2007

Asia Pacific	$416,815	$436,491	$378,594
Americas	131,836	216,570	238,439
Japan	61,098	70,729	105,390
Europe	53,496	57,677	81,174

Total revenues	$663,245	$781,467	$803,597

The Company’s financial reporting systems track revenue based upon the regions presented in the table above.  However, the data for individual countries is not at a precise enough level to determine these amounts with certainty.  The Company estimates that the largest individual countries not separately disclosed above are the U.S. and Taiwan.

The Company's property, plant and equipment are summarized below by geographic area:

in thousands)	March 29, 2009	March 30, 2008

United States	$60,836	$69,284
Malaysia	4,888	6,211
Singapore	2,918	4,230
All other countries	2,919	1,927

Total property, plant and equipment, net	$71,561	$81,652

Note 16
Derivative Financial Instruments

As a result of its significant international operations, sales and purchase transactions, the Company is subject to risks associated with fluctuating currency exchange rates. The Company may use derivative financial instruments to hedge these risks when instruments are available and cost effective in an attempt to minimize the impact of currency exchange rate movements on its operating results and on the cost of capital equipment purchases. The Company may enter into hedges of forecasted transactions when the underlying transaction is highly probable and reasonably certain to occur within the subsequent twelve months.  Examples of these exposures would include forecasted expenses of a foreign manufacturing plant, design center or sales office.  The Company may additionally enter into a derivative to hedge the foreign currency risk of a capital equipment purchase if the capital equipment purchase order is executed and designated as a firm commitment. During fiscal 2009, the Company utilized forward currency contracts to settle short term foreign currency denominated payables and such gains and losses were recorded in the statement of operations. Such gains and losses duirng fiscal 2009  recorded in the other income (expense) were immaterial.  During fiscal 2009 and 2008, there were no hedges of forecasted transactions or firm commitments. As of the end of Q4 2009 and Q4 2008, the Company did not have any outstanding foreign currency contracts that were designated as hedges of forecasted cash flows or capital equipment purchases. The Company does not enter into derivative financial instruments for speculative or trading purposes.

The Company may also utilize currency forward contracts to hedge currency exchange rate fluctuations related to certain short term foreign currency assets and liabilities. As gains and losses on these undesignated derivatives offset gains and losses on the assets and liabilities being hedged and the net amount is included in earnings. An immaterial amount of net gains and losses were included in net income or loss during fiscal 2009, 2008 and 2007.

Besides foreign exchange rate exposure, the Company’s cash and investment portfolios are subject to risks associated with fluctuations in interest rates.  While the Company's policies allow for the use of derivative financial instruments to hedge the fair values of such investments, the Company has yet to enter into this type of hedge arrangement.

Note 17
Assets Held-for-Sale

In fiscal 2006, the Company announced its plans to consolidate its assembly and test operations and outsource a portion of its assembly operations.  Under the plan, the Company closed its assembly and test facility in Manila, Philippines, which resulted in a RIF of approximately 750 employees. The Company also transferred the test and finish work performed at its Manila facility to the Company’s facility in Penang, Malaysia, and transferred the assembly work and certain assembly equipment to third party sub-contractors.  The Company also began actively marketing the facility, the surrounding land and remaining assets (Manila disposal group), and determined that the plan of sale criteria in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, had been met and was thus reclassified as held-for-sale.

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

Note 18
Subsequent Events

On April 30, 2009, the Company entered into a definitive acquisition agreement with Tundra Semiconductor Corporation (“Tundra”), a Canadian Public Company based in Ottawa, to acquire all of Tundra’s outstanding shares of common stock for Canada for approximately CDN $120.6 million or CDN$6.25 per share, plus approximately CDN $2.9 million for the purchase of employee restricted stock units and in-the-money stock options. If the Tundra shareholders approve the sale to IDT, the Company expects this transaction to close early in the second quarter of fiscal 2010.

On April 30, 2009, we signed a definitive agreement to divest certain assets related to our network search engine business to NetLogic Microsystems, Inc. The purchase consideration consists of approximately $100 million, which includes inventory currently estimated at $10 million and subject to adjustment on the closing date and assume specified liabilities related to these assets. At closing, NetLogic Microsystems, at its option and subject to conditions under the agreement, may pay the entire purchase price in cash or pay approximately $70 million less the cost of inventory in cash and issue to us a $30 million secured promissory note payable in two equal installments on the first and second anniversaries of the closing date. We expect this transaction to close prior to the end of the second quarter of fiscal 2010.

SUPPLEMENTARY FINANCIAL INFORMATION (UNAUDITED)

QUARTERLY RESULTS OF OPERATIONS

(in thousands, except per share data)

	Fiscal Year Ended March 29, 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenues	$188,208	$200,541	$167,079	$107,417
Gross profit	84,459	87,153	69,669	33,168
Net income (loss)	9,154	11,675	(345,259)	(720,737)
Basic net income (loss) per share	0.05	0.07	(2.06)	(4.38)
Diluted net income (loss) per share	$0.05	$0.07	$(2.06)	$(4.38)

	Fiscal Year Ended March 29, 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenues	$199,016	$204,127	$201,228	$177,096
Gross profit	84,888	88,190	88,324	77,930
Net income (loss)	(1,096)	4,759	13,418	17,098
Basic net income (loss) per share	(0.01)	0.02	0.07	0.10
Diluted net income (loss) per share	$(0.01)	$0.02	$0.07	$0.10

During fiscal 2009, the Company recorded goodwill and intangible assets impairment charge of $339.1 million and $686.6 million in the third and fourth quarter, respectively.  The Company recorded intangible asset amortization of $20.9 million, $20.6 million, $19.7 million and $18.3 million in the first, second, third and fourth quarter, respectively.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

 ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including the Chief Executive Officer and Chief Financial Officer, is engaged in a comprehensive effort to review, evaluate and improve our controls; however, management does not expect that our disclosure controls will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control systems’ objectives are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

We assessed the effectiveness of our internal control over financial reporting as of March 29, 2009. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.

Based on our assessment using those criteria, we concluded that our internal control over financial reporting was effective as of March 29, 2009.

The effectiveness of our internal control over financial reporting as of March 29, 2009 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report which appears under Item 8 of this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers, and their respective ages as of March 29, 2009, are as follows:

Name	Age	Position
Ted Tewksbury	52	President and Chief Executive Officer
Jimmy Lee	56	Senior Vice President, Worldwide Sales
Richard D. Crowley, Jr	52	Vice President, Chief Financial Officer
Ji Park	36	Vice President and General Manager, Video and Display Division
Fred Zust	39	Vice President and General Manager, Communications Division
Ram Iyer	44	Vice President and General Manager, Computing and Multimedia Division
Derek Dicker	35	Vice President and General Manager, Networking Division
Roger Ervin	53	Vice President, Human Resources
Mike Hunter	57	Vice President, Worldwide Manufacturing
Chuen-Der Lien	53	Vice President, Chief Technical Officer, Circuit and Process Design
Mario Montana	47	Vice President, Serial Switching Division
Chad Taggard	44	Vice President, Strategic Planning and Worldwide Marketing

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

Mr. Crowley joined IDT as Vice President and Chief Financial Officer in October 2008.  Prior to joining IDT, Mr. Crowley served as the Vice president, Finance and Chief Financial Officer of Micrel Semiconductor from 1999 to September 2008. From 1998 to 1999, Mr. Crowley served as Vice President and Chief Financial Officer of Vantis Corporation. From 1980 to 1998, Mr. Crowley was employed by National Semiconductor Corporation, where his last position was Vice President and Corporate Controller.

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

Mr. Iyer joined IDT in 2005 as a result of our merger with ICS and was promoted from Vice President and General Manager of our MicroClock Business Unit to his current position in 2008. At ICS, Mr. Iyer held various management positions in marketing, applications engineering and systems design. Before joining ICS, Iyer spent seven years at Sony Corporation.

Mr. Park joined IDT in 2005 as a result of our merger with ICS and was promoted from Director of Memory Timing Products to his current position in 2008. Prior to IDT, Park held various management positions in product engineering, design and marketing at Texas Instruments and Applied Materials.

Mr. Zust joined IDT in 2003 as a result of our merger with ICS. At ICS, he served as vice president for the NetCom Timing Division.  Prior to ICS, Mr. Zust held various leadership and technical positions at Texas Instruments and AT&T/NCR Corporation.

Mr. Dicker joined IDT in May 2006 and was promoted to his current position in February 2007.  Mr. Dicker joined IDT from Intel Corporation where he spent over 10 years in various OEM sales, marketing, strategic planning and applications engineering positions.

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

Mr. Taggard joined IDT in August 2006.  Mr. Taggard joined IDT from Intel Corporation where we held various product marketing, manufacturing operations, business development and investor relations positions.  Prior to Intel, Mr. Taggard worked at Hewlett Packard Corporation as a software engineer.

Mr. Ervin jointed IDT in August 2005.  Mr. Ervin joined IDT from Intel Corporation where he spent 10 years as a director of human resources in various organizations.  Prior to Intel, Mr. Ervin held various HR management and organizational development roles at various companies including Mentor Graphics and Digital Equipment Corporation.

The information required by this item concerning our directors is incorporated by reference from the information set forth in the sections titled “Proposal One—Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2009 Annual Meeting of Stockholders.

The information required by this item concerning our executive officers is incorporated by reference from the information set forth in this section and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2009 Annual Meeting of Stockholders.

The information required by this item concerning our audit committee and its financial expert is incorporated by reference from the information set forth in the section titled “Board Structure and Compensation” in our Proxy Statement for the 2009 Annual Meeting of Stockholders.

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

On October 22, 2008, the Company’s Board of Directors (Board) adopted and approved, effective October 27, 2008, the Amended and Restated Bylaws of the Company (Amended and Restated Bylaws). The Amended and Restated Bylaws revise and enhance (a) the procedures for stockholders to call special meetings and (b) the advance notice requirements for stockholder proposals of business and director nominations to be considered at stockholder meetings. The amendments revise the foregoing, among other things, to:

•
change the requirement for stockholders to provide advance notice of stockholder proposals or nominations at an annual meeting to provide that such advance notice shall be delivered to the principal executive office of the Company not less than 90 days nor more than 120 days prior to the one year anniversary of the preceding year’s annual meeting, subject to certain conditions;

•
expand the required disclosure for stockholders making proposals or nominations to include, among other things, all ownership interests, hedges, economic incentives and rights to vote any shares of any security of the Company;

•
require stockholders nominating directors to disclose the same information about a proposed director nominee that would be required if the director nominee were submitting a proposal and any material relationships between the stockholder proponents and their affiliates, on the one hand, and the director nominees and their affiliates, on the other hand;

•
expand disclosures regarding proposed business to include a reasonably detailed description of all agreements, arrangements and understandings between proposing persons and other stockholders of the Company in connection with the proposed business;

•
require that any stockholder seeking to call a special meeting must first request that the Board fix a record date for the purpose of determining the stockholders entitled to demand that the Company call such special meeting, and if the Board fails to fix a record date within ten days of such request, provides that the record date will be the 20th day after the Company receives such request;

•
provide that no special meeting of stockholders shall be called unless the holders of a majority of the outstanding shares of the Company’s stock as of the record date timely demand the same in writing and in proper form to the Secretary of the Corporation at its principal executive offices, and to be timely, among other things, a stockholder’s demand to call a special meeting must be delivered to the Company’s principal executive offices not later than 60 days following the record date for such demand as described above; and

•	provide that the Company is not required to call a special meeting of stockholders if certain conditions set forth in amended Article 1.14 of the Amended and Restated Bylaws are satisfied.

The Amended and Restated Bylaws also revise and enhance (a) the procedures for stockholders to act by written consent and (b) to afford the Company and its stockholders access to similar information as is provided elsewhere in the Amended and Restated Bylaws in connection with stockholder proposals of business to be considered at stockholder meetings. The amendments revise the foregoing, among other things, to:

•
require that any stockholder seeking to have stockholders take action by written consent must first request that the Board fix a record date for the purpose of determining the stockholders entitled to take such action and if the Board fails to fix a record date within ten days of such request, then the record date shall be first date on which a valid consent is delivered to the Company or the close of business on the date of the Board’s action when such prior action is required by law;

•
expand the required disclosure for stockholders making proposals or nominations to include, among other things, all ownership interests, hedges, economic incentives and rights to vote any shares of any security of the Company; and

•
expand disclosures regarding proposed actions to include a reasonably detailed description of all agreements, arrangements and understandings between proposing persons and other stockholders of the Company in connection with the proposed business.

In addition, the Amended and Restated Bylaws added a new section which provides a limitation on any stockholder rights plan established by the Company to a term of one year, unless the stockholder rights plan is approved by a majority of shares cast at a meeting of stockholders.

The Amended and Restated Bylaws also eliminate provisions related to the Board that were originally adopted in connection with the merger completed on September 16, 2005 between the Company and ICS, which amendment was approved by the requisite vote of the Board.

The summary of changes to IDT’s Amended and Restated Bylaws set forth above is qualified in its entirety by reference to the full text of the Amended and Restated Bylaws, attached to this Annual Report on Form 10-K as Exhibit 3.5.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference from the Company's Proxy Statement for the 2009 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference from the Company's Proxy Statement for the 2009 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference from the Company's Proxy Statement for the 2009 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference from the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders.

PART IV

 ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements. See “Index to Consolidated Financial Statements” under Item 8 of this Annual Report.

2. Financial Statement Schedules.   See Schedule II, “Valuation and Qualifying Accounts,” included with this Annual Report.

3. Exhibits.  The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report.

Exhibit Number	Exhibit Description	Incorporated by Reference
		From	File Number	Exhibit	Filing Date	Filed Herewith
2.1*	Agreement and Plan of Merger by and among Integrated Device Technology, Inc., Integrated Circuit Systems, Inc., and Colonial Merger Sub I, Inc..	8-K	00-12695	2.1	6/20/05
2.2*	Asset Purchase Agreement, dated as of April 30, 2009 between the Company and NetLogic Microsystems, Inc.	8-K	00-12695	2.1	5/9/09
3.1*	Restated Certificate of Incorporation.	10-Q	00-12695	3.1	11/7/00
3.2*	Certificate of Amendment of Restated Certificate of Incorporation.	8	00-12695	3(a)	3/28/89
3.3*	Certificate of Amendment of Restated Certificate of Incorporation.	S-8	33-63133	4.3	10/2/95
3.4*	Certificate of Designations specifying the terms of the Series A Junior Participating Preferred Stock of IDT, as filed with the Secretary of State of Delaware.	8-A	00-12695	3.6	12/23/98
3.5*	Amended and Restated Bylaws of the Company, as amended and restated effective October 20, 2006.	8-K	00-12695	3.1	10/28/08
3.6*	Certificate of Amendment of Restated Certificate of Incorporation.	10-Q	00-12695	3.5	11/7/07
4.1*	Rights Agreement dated December 21, 1998 between the Company and BankBoston, N.A., as Rights Agent.	8-A	00-12695	4.1	12/23/98
10.5*	1994 Stock Option Plan, as amended as of September 22, 2000.**	10-Q	00-12695	10.1	10/1/00
10.6*	1994 Directors Stock Option Plan and related documents.**	10-Q	00-12695	10.18	10/2/94
10.7*	Form of Indemnification Agreement between the Company and its directors and officers.**	10-K	00-12695	10.68	4/2/89

Exhibit Number	Exhibit Description	Incorporated by Reference
		From	File Number	Exhibit	Filing Date	Filed Herewith
10.8*	Technology License Agreement between the Company and MIPS Technologies, Inc. (Confidential Treatment Granted).	10-K	00-12695	10.8	03/28/99
10.10*	Master Distributor Agreement dated August 26, 1985 between the Company and Hamilton/Avnet Electronics, Division of Avnet, Inc.	S-1	33-3189	10.54
10.12*	Incentive Compensation Plan.**	10-Q	00-12695	10.27	7/3/05
10.13*	Form of Change of Control Agreement between the Company and certain of its officers **
10.14*	Lease dated December 2002 between the Company and LaGuardia Associates relating to 710 LaGuardia Street, Salinas, California.
10.16*	1997 Stock Option Plan **	10-Q	00-12695	10.23	06/30/02
10.17*	Purchase and Sale Agreement and Joint Escrow Instructions between the Company and Cadence Design Systems, Inc., dated December 1998.	S-4	00-12695	10.27	03/24/99
10.18*	Distributor Agreement dated June 22, 2000 between the Company and Arrow Electronics, Inc. ***	10-K	00-12695	10.18	4/1/01
10.19*	Agreement For Purchase And Sale Of Real Property Between Baccarat Silicon, Inc. and Dan Caputo Co. dated August 5, 2003.	10-Q	00-12695	10.19	6/23/03
10.20*	Lease between the Company and S.I. Hahn, LLC dated February 2000 relating to 2901 Coronado Drive, Santa Clara, California.	10-K	00-12695	10.20	4/2/00
10.21*	Non-Qualified Deferred Compensation Plan effective November 1, 2000.**	10-K	00-12695	10.21	4/1/01
10.22*	Transition Agreement, dated March 30, 2006, by and between Integrated Device Technology, Inc. and Hock E. Tan.**	8-K	00-12695	10.1	3/30/06
10.23*	Master purchase agreement between Cisco Systems, Inc. and Integrated Device Technology, Inc. dated May 7, 2003. ***	10-Q	00-12695	10.24	9/28/03
10.24*	1984 Employee Stock Purchase Plan, as amended and restated effective September 29, 2003.**	10-Q	00-12695	10.25	9/28/03
10.25*	2004 Equity Plan **	10-Q	00-12695	10.25	9/26/04
10.26*	Agreement For Purchase And Sale of Real Property Between the Company and Electroglas, Inc. dated December 16, 2004.	10-K	00-12695	10.26	6/14/05
10.27*	Executive Transition Agreement, dated November 13, 2007, by and between Registrant and Gregory S. Lang.**	8-K	00-12695	10.1	11/16/07

Incorporated by Reference
Exhibit Number	Exhibit Description	From	File Number	Exhibit	Filing Date	Filed Herewith
10.28*	Executive Compensation Agreement, dated February 12, 2008, by and between Registrant and its President and CEO, Ted Tewksbury	8-K	00-12695	10.1	2/20/08
10.29	Offer Letter between the Company and Richard D. Crowley, Jr., entered into on September 15, 2008.**	8-K	00-12695	10.1	9/23/08
21.1	Subsidiaries of the Company.					X
23.1	Consent of PricewaterhouseCoopers LLP.					X
31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, dated May 19, 2008.					X
31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, dated May 19, 2008.					X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*This exhibit was previously filed with the Commission as indicated and is incorporated herein by reference.

**This exhibit is a management contract or compensatory plan or arrangement.

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

INTEGRATED DEVICE TECHNOLOGY, INC. Registrant
	By:	/s/ THEODORE L. TEWKSBURY III
May 20, 2009		Theodore L.Tewksbury III President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ THEODORE L. TEWKSBURY III	Chief Executive Officer , President and Director	May 20, 2009
Theodore L. Tewksbury III	(Principal Executive Officer)

/s/ RICHARD D. CROWLEY, JR.	Vice President, Chief Financial Officer	May 20, 2009
Richard D. Crowley, JR.	(Principal Financial and Accounting Officer)

/s/ JOHN SCHOFIELD	Chairman of the Board	May 20, 2009
John Schofield

/s/ GORDON PARNELL	Director	May 20, 2009
Gordon Parnell

/s/ LEWIS EGGEBRECHT	Director	May 20, 2009
Lewis Eggebrecht

/s/ RON SMITH	Director	May 20, 2009
Ron Smith

/s/ NAM SUH	Director	May 20, 2009
Nam Suh

/s/ Umesh Padval	Director	May 20, 2009
Umesh Padval

INTEGRATED DEVICE TECHNOLOGY, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)	Balance at Beginning of Period	Additions Charged (Credited) to Revenues, Costs and Expenses	Charged (Credited) to Other Accounts	Deductions and Write-offs	Balance at End of Period
Allowance for returns, pricing credits and doubtful accounts
Year ended April 1, 2007	$5,109	$10,611	$--	$(7,720)	$8,000
Year ended March 30, 2008	$8,000	$16,837	$1,416	$(17,041)	$9,212
Year ended March 29, 2009	$9,212	$14,669	$--	$(16,530)	$7,351
Tax valuation allowance
Year ended April 1, 2007 (1)	$157,775	$50,542	$(28,883)	$(4,763)	$174,671
Year ended March 30, 2008 (1)	$174,671	$(73,374)	$(2,789)	$(8,246)	$90,262
Year ended March 29, 2009 (1)	$90,262	$27,392	$(65)	$--	$117,589

(1) The fiscal 2007 additions charged to the valuation allowance is primarily attributable to an increase in deferred tax assets for FAS123(R) stock based compensation and a decrease in deferred tax liabilities due to acquired intangible amortization.  The activity in the “Charged (Credited) to Other Accounts” column is due to the option-related net operating losses that will no longer be treated as a deferred tax asset under FAS123(R).  The activity in the “Deductions and Write-offs” column is due to acquired losses and credits that the company has determined will be subject to limitation under Internal Revenue Code Section 382.  The reduction of valuation allowance in fiscal 2008 is primarily attributable to the decreases in depreciation deferred tax assets and the utilization of net operating losses. The activity in the "Charged (Credited) to Other Accounts" column is due to utilization of acquired company's net operating losses.  The activity in the "Deduction and Write-offs" column is due to write-off of Canadian net operating losses and SR&ED credits that the Company believes it will not be able to utilize. The increase of valuation allowance in fiscal 2009 is primarily attributable to the decrease in the fair value of the long-lived assets.