Form 10-Q
period 2009-06-28
INTEGRATED DEVICE TECHNOLOGY INC
filed 2009-08-06
CIK 703361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 28, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes x No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☒  Large accelerated filer                            ☐  Accelerated filer                            ☐  Non-accelerated filer              ☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No x

The number of outstanding shares of the registrant's Common Stock, $.001 par value, as of July 26, 2009, was approximately 165,571,519.

INTEGRATED DEVICE TECHNOLOGY, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 28, 2009

PART I—FINANCIAL INFORMATION

PART I    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three months ended
	June 28, 2009	June 29, 2008
Revenues	$115,954	$188,208
Cost of revenues	68,789	103,749

Gross profit	47,165	84,459

Operating expenses:
Research and development	36,315	43,619
Selling, general and administrative	25,435	32,965

Total operating expenses	61,750	76,584

Operating income (loss)	(14,585)	7,875
Interest expense	(19)	(18)
Interest income and other, net	1,425	1,465

Income (loss) before income taxes	(13,179)	9,322
Provision for income taxes	942	168

Net income (loss)	$(14,121)	$9,154

Basic net income (loss) per share:	$(0.09)	$0.05
Diluted net income (loss) per share:	$(0.09)	$0.05
Weighted average shares:
Basic	165,430	171,080
Diluted	165,430	171,366

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED; IN THOUSANDS)

	June 28, 2009	March 29, 2009
Assets
Current assets:
Cash and cash equivalents	$165,095	$136,036
Short-term investments	140,893	160,037
Accounts receivable	51,339	54,894
Inventories	62,788	69,722
Deferred tax assets	1,696	1,696
Prepayments and other current assets	18,322	19,881

Total current assets	440,133	442,266

Property, plant and equipment, net	68,351	71,561
Goodwill	89,463	89,404
Acquisition-related intangibles, net	51,330	50,509
Other assets	21,830	24,627

Total assets	$671,107	$678,367

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$31,533	$25,837
Accrued compensation and related expenses	16,168	18,820
Deferred income on shipments to distributors	14,771	16,538
Income taxes payable	939	457
Other accrued liabilities	21,041	21,206

Total current liabilities	84,452	82,858

Deferred tax liabilities	3,312	3,220
Long-term income tax payable	20,957	20,907
Other long-term obligations	14,324	14,314
Total liabilities	123,045	121,299

Commitments and contingencies (Notes 15 and 16)
Stockholders' equity:
Preferred stock; $.001 par value: 10,000 shares authorized; no shares issued	--	--
Common stock; $.001 par value: 350,000 shares authorized; 165,563 and 165,298 shares outstanding at June 28, 2009 and March 29, 2009, respectively	166	165
Additional paid-in capital	2,287,901	2,283,601
Treasury stock; at cost: 57,752 shares at June 28, 2009 and March 29, 2009, respectively	(777,847)	(777,847)
Accumulated deficit	(963,842)	(949,721)
Accumulated other comprehensive income	1,684	870

Total stockholders' equity	548,062	557,068

Total liabilities and stockholders' equity	$671,107	$678,367
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED; IN THOUSANDS)

	Three months ended
	June 28, 2009	June 29, 2008
Cash flows provided by operating activities:
Net income (loss)	$(14,121)	$9,154
Adjustments:
Depreciation	6,030	6,566
Amortization of intangible assets	5,219	20,859
Stock-based compensation expense, net of amounts capitalized in inventory	4,260	8,129
Note receivable net of deferred gain write off	2,002	--
Deferred tax provision	92	195
Changes in assets and liabilities (net of amounts acquired):
Accounts receivable, net	3,555	348
Inventories	7,050	981
Prepayments and other assets	1,168	5,643
Accounts payable	5,636	664
Accrued compensation and related expenses	(2,652)	(5,393)
Deferred income on shipments to distributors	(1,767)	(1,627)
Income taxes payable and receivable	1,022	3,285
Other accrued liabilities and long term liabilities	217	1,121

Net cash provided by operating activities	17,711	49,925

Cash flows provided by (used for) investing activities
Acquisitions, net of cash acquired	(5,975)	--
Purchases of property, plant and equipment	(3,017)	(4,349)
Purchases of short-term investments	(69,712)	(56,971)
Proceeds from sales of short-term investments	40,477	10,586
Proceeds from maturities of short-term investments	48,837	25,916

Net cash provided by (used for) investing activities	10,610	(24,818)

Cash flows provided by (used for) financing activities
Proceeds from issuance of common stock	2	4,623
Repurchase of common stock	--	(22,327)

Net cash provided by (used for) financing activities	2	(17,704)

Effect of exchange rates on cash and cash equivalents	736	9
Net increase in cash and cash equivalents	29,059	7,412
Cash and cash equivalents at beginning of period	136,036	131,986
Cash and cash equivalents at end of period	$165,095	$139,398

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

These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 29, 2009.  Operating results for the three months ended June 28, 2009 are not necessarily indicative of operating results for an entire fiscal year.

In accordance with Statement of Financial Accounting Standards (SFAS) 165, Subsequent Events (SFAS 165), the Company has evaluated the period from June 28, 2009, the date of the financial statements, through August 6, 2009 the date of the issuance and filing of the financial statements for subsequent events. See Note 20 — “Subsequent Events” for further discussion.

Note 2
Significant Accounting Policies

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

Revenue Recognition.  The Company’s revenue results from semiconductors sold through three channels: direct sales to original equipment manufacturers (“OEMs”) and electronic manufacturing service providers (“EMSs”), consignment sales to OEMs and EMSs, and sales through distributors.   The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and its ability to collect is reasonably assured.  For direct sales, the Company recognizes revenue in accordance with the applicable shipping terms. Revenue related to the sale of consignment inventory is not recognized until the product is pulled from inventory stock by the customer.

For distributors outside of the Asia Pacific (“APAC”) region, who have stock rotation, price protection and ship from stock pricing adjustment rights, the Company defers revenue and related cost of revenues on sales to these distributors until the product is sold through by the distributor to an end-customer.  Subsequent to shipment to the distributor, the Company may reduce product pricing through price protection based on market conditions, competitive considerations and other factors.  Price protection is granted to distributors on the inventory that they have on hand at the date the price protection is offered.  The Company also grants certain credits to its distributors on specifically identified portions of the distributors’ business to allow them to earn a competitive gross margin on the sale of the Company’s products to their end customers.  As a result of its inability to estimate these credits, the Company has determined that the sales price to these distributors is not fixed or determinable until the final sale to the end-customer.

In the APAC region, the Company has distributors for which revenue is recognized upon shipment, with reserves recorded for the estimated return and pricing adjustment exposures.   The determination of the amount of reserves to be recorded for stock rotation rights requires the Company to make estimates as to the amount of product which will be returned by customers within their limited contractual rights.  The Company utilizes historical return rates to estimate the exposure in accordance with SFAS 48, Revenue Recognition When Right of Return Exists (SFAS 48).  In addition, from time-to-time, the Company is required to give pricing adjustments to distributors for product purchased in a given quarter that remains in their inventory.  These amounts are estimated by management based on discussions with customers, assessment of market trends, as well as historical practice.

Based on the terms in the agreements with its distributors and the application of this policy, the Company recognizes revenue once the distributor sells our products to an end-customer for North American and European distributors and recognizes revenue upon shipment to Japanese and other Asian distributors.

Stock-based Compensation. The fair value of employee restricted stock units is equal to the market value of the Company’s common stock on the date the award is granted.  The Company estimates the fair value of employee stock options and the right to purchase shares under the employee stock purchase plan using the Black-Scholes valuation model, consistent with the provisions of the Financial Accounting Standards Board’s (FASB) SFAS 123 (revised 2004), Share-Based Payment  (SFAS 123(R)).  Option-pricing models require the input of highly subjective assumptions, including the expected term of options and the expected price volatility of the stock underlying such options.  In addition, the Company is required to estimate the number of stock-based awards that will be forfeited due to employee turnover based on historical trends.  The Company attributes the value of stock-based compensation to expense on an accelerated method.  Finally, the Company capitalizes into inventory a portion of the periodic stock-based compensation expense that relates to employees working in manufacturing activities.

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

Income Taxes.  The Company accounts for income taxes under an asset and liability approach that requires the expected future tax consequences of temporary differences between book and tax bases of assets and liabilities be recognized as deferred tax assets and liabilities. Generally accepted accounting principles require the Company to evaluate the ability to realize the value of its net deferred tax assets on an ongoing basis. A valuation allowance is recorded to reduce the net deferred tax assets to an amount that will more likely than not be realized. Accordingly, the Company considers various tax planning strategies, forecasts of future taxable income and its most recent operating results in assessing the need for a valuation allowance. In the consideration of the ability to realize the value of net deferred tax assets, recent results must be given substantially more weight than any projections of future profitability. Since the fourth quarter of fiscal 2003, the Company determined that, under applicable accounting principles, it could not conclude that it was more likely than not that the Company would realize the value of its net deferred tax assets. The Company’s assumptions regarding the ultimate realization of these assets remained unchanged in the first quarter of fiscal 2010 and accordingly, the Company continues to record a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized.

On April 2, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No, 109 (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result of the implementation of FIN 48, the Company recognizes the tax liability for uncertain income tax positions on the income tax return based on the two-step process prescribed in the interpretation. The first step is to determine whether it is more likely than not that each income tax position would be sustained upon audit. The second step is to estimate and measure the tax benefit as the amount that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority. Estimating these amounts requires the Company to determine the probability of various possible outcomes. The Company evaluates these uncertain tax positions on a quarterly basis. This evaluation is based on the consideration of several factors including changes in facts or circumstances, changes in applicable tax law, settlement of issues under audit, and new exposures. If the Company later determines that the exposure is lower or that the liability is not sufficient to cover its revised expectations, the Company adjusts the liability and effect a related change in its tax provision during the period in which the Company makes such determination.

Note 3
Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification’ and the Hierarchy of Generally Accepted Accounting Principles (SFAS 168). SFAS 168 establishes the FASB Accounting Standards Codification (Codification), which officially launched July 1, 2009, to become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification. Generally, the Codification is not expected to change U.S. GAAP. All other accounting literature excluded from the Codification will be considered non-authoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company is currently evaluating the impact of the pending adoption of SFAS 168 on its consolidated financial statements.

In May 2009, the FASB issued SFAS 165, Subsequent Events (SFAS 165), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This statement sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. SFAS 165 also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued. This statement is effective for interim or annual reporting periods ending after June 15, 2009. The Company adopted this pronouncement in the first quarter of fiscal 2010. The adoption of SFAS 165 did not have a significant impact on the Company’s condensed consolidated financial statements or related footnotes. See Note 20 – “Subsequent Events” for further discussion.

In April 2009, the FASB issued FASB Staff Position (FSP) SFAS 107-1 and Accounting Principle Board Opinion (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments, which amends SFAS 107, Disclosures about Fair Value of Financial Instruments, (SFAS 107), to require an entity to provide interim disclosures about the fair value of all financial instruments within the scope of SFAS 107 as well as in annual financial statements.  Additionally, this FSP requires disclosures of the methods and significant assumptions used in estimating the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods. This FSP is effective for interim and annual periods ending after June 15, 2009. The Company adopted this pronouncement in the first quarter of fiscal 2010. The adoption of this pronouncement did not have a material impact on the Company’s condensed consolidated financial position and results of operations.

In April 2009, the FASB issued FSP SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP SFAS 157-4). FSP SFAS 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS 157 Fair Value Measurements. The FSP relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what SFAS 157 states is the objective of fair value measurement ––to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. The FSP is effective for interim and fiscal years beginning after June 15, 2009. The Company is currently evaluating the potential impact of FSP SFAS 157-4.

In April 2009, the FASB issued FSP SFAS 141(R)-1 Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (FSP SFAS 141(R)-1). FSP SFAS 141(R)-1 amends the provisions in SFAS 141(R) for the initial recognition and measurement, subsequent measurement and accounting and disclosures for assets and liabilities arising from contingencies in business combinations. FSP SFAS 141(R)-1 eliminates the distinction between contractual and non-

contractual contingencies, including the initial recognition and measurement criteria in SFAS 141(R) and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. FSP SFAS 141(R)-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the fiscal year beginning after December 15, 2008. The Company adopted this pronouncement in the first quarter of fiscal 2010.  See Note 11 – “Business Combinations” for further discussion.

 In April 2009, the FASB issued FSP SFAS 115-2 and SFAS 124-2 Recognition of Other-Than-Temporary-Impairments. This FSP amends the other-than-temporary impairment guidance for debt securities and improves the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The Company adopted this pronouncement in the first quarter of fiscal 2010 and the adoption of this pronouncement did not have a material impact on our condensed consolidated financial position and results of operations.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (FSP EITF 03-6-1). FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company adopted this pronouncement in the first quarter of fiscal 2010 and the adoption of this pronouncement did not have a material impact on our condensed consolidated financial position and results of operations.

In April 2008, the FASB issued FSP SFAS 142-3, Determination of the Useful Life of Intangible Assets (FSP SFAS 142-3). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets. The intent of the position is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the intangible asset. FSP SFAS 142-3 is effective for fiscal years beginning after December 15, 2008. The Company adopted this pronouncement in the first quarter of fiscal 2010.

In February 2008, FASB issued FSP SFAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (FSP SFAS 157-1) and FSP SFAS 157-2, Effective Date of FASB Statement No. 157 (FSP SFAS 157-2). FSP SFAS 157-1 amends SFAS 157 to remove certain leasing transactions from its scope and was effective upon issuance. FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2010. In October 2008, the FASB issued FSP SFAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (FSP SFAS 157-3), which clarifies the application of SFAS 157 as it relates to the valuation of financial assets in an inactive market. FSP SFAS 157-3 was effective upon issuance. The Company adopted FSP SFAS 157-2 in the first quarter of fiscal 2010.

In December 2007, the FASB issued SFAS 141(R), Business Combinations (SFAS 141(R)). The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company adopted this pronouncement in the first quarter of fiscal 2010.  See Note 11 – “Business Combinations” for further discussion.

Note 4
Net Income (loss) Per Share

Net income per share has been computed using weighted-average common shares outstanding in accordance with SFAS 128, Earnings per Share.

	Three months ended
(in thousands, except per share amounts)	June 28, 2009	June 29, 2008
Net income (loss)	$(14,121)	$9,154

Weighted average common shares outstanding	165,430	171,080
Dilutive effect of employee stock options and restricted stock units	--	286
Weighted average common shares outstanding, assuming dilution	165,430	171,366
Basic net income (loss) per share	$(0.09)	$0.05
Diluted net income (loss) per share	$(0.09)	$0.05

Stock options to purchase 28.6 million shares and 29.6 million shares for the three month periods ended June 28, 2009 and June 29, 2008, respectively, were outstanding, but were excluded from the calculation of diluted earnings per share because the exercise price of the stock options was greater than the average share price of the common shares and therefore, the effect would have been anti-dilutive. In addition, 0.6 million and 0.4 million unvested restricted stock units were excluded from the calculation for the three months ended June 28, 2009 and June 29, 2008 because they were anti-dilutive after considering unrecognized stock-based compensation expense. Net loss per share for the three month periods ended June 28, 2009 is based only on weighted average common shares outstanding. Stock options and restricted stock units of 0.1 million for the three month periods ended June 28, 2009 were excluded from the calculation of diluted earnings per share, as their effect would be anti-dilutive in a net loss period.

Note 5
Stock-Based Employee Compensation

Compensation Expense

The following table summarizes stock-based compensation expense by line items appearing in the Company’s Condensed Consolidated Statement of Operations:

	Three months ended
(in thousands)	June 28, 2009	June 29, 2008
Cost of revenue	$626	$786
Research and development	2,745	5,152
Selling, general and administrative	889	2,191
Total stock-based compensation expense	$4,260	$8,129

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

The following table summarizes stock-based compensation expense associated with each type of award:

	Three months ended
(in thousands)	June 28, 2009	June 29, 2008
Employee stock options	$3,006	$6,128
Employee stock purchase plan (“ESPP”)	--	878
Restricted stock units (“RSUs”)	1,292	1,345
Change in amounts capitalized in inventory	(38)	(222)
Total stock-based compensation expense	$4,260	$8,129

On March 29, 2009, the Company’s 1984 ESPP plan expired.  No stock was issued under the employee stock purchase plan in the first quarter of fiscal 2010.

Valuation Assumptions

Assumptions used in the Black-Scholes valuation model and resulting weighted average grant-date fair values were as follows:

	Three months ended
	June 28, 2009	June 29, 2008
Stock option plans:
Expected term	4.66 years	4.55 years
Risk-free interest rate	2.09%	3.02%
Volatility	46.6%	39.3%
Dividend yield	0.0%	0.0%
Weighted average grant-date fair value	$2.08	$4.34
ESPP:
Expected term	--	0.25 years
Risk-free interest rate	--	1.38%
Volatility	--	35%
Dividend yield	--	0.0%
Weighted average grant-date fair value	$--	$1.90

Equity Incentive Programs

The Company currently issues awards under three equity based plans in order to provide additional incentive and retention to directors and employees who are considered to be essential to the long-range success of the Company.  These plans are further described below.

1994 Stock Option Plan (1994 Plan)

In May 1994, the Company’s stockholders approved the 1994 Plan.  In September 2000, the Company’s stockholders elected to extend the plan to expire on July 26, 2010.  Under the 1994 Plan, 13,500,000 shares of common stock have been made available for issuance as stock options to employees, officers, directors, consultants, independent contractors and advisors of the Company and its affiliates.  Shares issuable upon exercise of stock options granted pursuant to the Company’s 1985 Incentive and Nonqualified Stock Option Plan that expire or become unexercisable for any reason without having been exercised in full are also available for distribution under the 1994 Plan (not to exceed 10,000,000 shares).  Options granted by the Company under the 1994 Plan generally expire seven years from the date of grant and generally vest over a four-year period from the date of grant.  The exercise price of the options granted by the Company under the 1994 Plan shall not be less than 100% of the fair market value for a common share subject to such option on the date the option is granted.  As of June 28, 2009, 1,206,268 shares remain available for future grant under the 1994 Plan.

2004 Equity Plan (2004 Plan)

In September 2004, the Company’s stockholders approved the 2004 Plan.  Under the 2004 Plan, 28,500,000 shares of common stock have been made available for issuance as stock options, restricted stock awards, stock appreciation rights, performance awards, restricted stock unit awards, and stock-based awards to employees, directors and consultants, of which a maximum of 4,000,000 shares are eligible for non-option “full value” awards.  The 2004 Plan allows for time-based and performance-based vesting for the awards.  Options granted by the Company under the 2004 Plan generally expire seven years from the date of grant and generally vest over a four-year period from the date of grant, with one-quarter of the shares of common stock vesting on the one-year anniversary of the grant date and the remaining shares vesting monthly for the 36 months thereafter.  The exercise price of the options granted by the Company under the 2004 Plan shall not be less than 100% of the fair market value for a common share subject to such option on the date the option is granted.  Full value awards made under the 2004 Plan shall become vested over a period of not less than three years (or, if vesting is performance-based, over a period of not less than one year) following the date such award is made; provided, however, that full value awards that result in the issuance of an aggregate of up to 5% of common stock available under the 2004 Plan may be granted to any one or more participants without respect to such minimum vesting provisions.  As of June 28, 2009, 7,345,200 shares remain available for future grant under the 2004 Plan.

Restricted stock units available for grant by the Company under the 2004 Plan generally vest over a 48-month period from the grant date.  Prior to vesting, participants holding restricted stock units do not have shareholder rights.  Shares are issued on or as soon as administratively practicable following the vesting date of the restricted stock units and upon issuance, recordation and delivery, the participant will have all the rights of a shareholder of the Company with respect to voting such stock and receipt of dividends and distributions on such stock.  As of June 28, 2009, 1,793,548 restricted stock unit awards were outstanding under the 2004 Plan.

The following table summarizes the Company’s stock option activities for the three months ended June 28, 2009:

(in thousands, except per share amounts)	Shares	Weighted Average Exercise Price
Options outstanding as of March 29, 2009	27,544	$12.30
Granted	2,673	5.05
Exercised	(1)	1.68
Canceled, forfeited or expired	(576)	14.67
Options outstanding as of June 28, 2009	29,640	11.60
Options exercisable at June 28, 2009	21,462	$12.45

As of June 28, 2009, the weighted average remaining contractual life of options outstanding was 3.6 years and the aggregate intrinsic value was $3.7 million.  The weighted average remaining contractual life of options exercisable was 2.7 years and the aggregate intrinsic value was $0.1million.  Unrecognized compensation cost related to non-vested stock-based awards, net of estimated forfeitures was $12.2 million and will be recognized over a weighted average period of 1.4 years.

As of June 28, 2009, stock options vested and expected to vest totaled approximately 28.3 million shares, with a weighted-average exercise price of $11.78 per share and a weighted average remaining contractual life of 3.4 years.  The aggregate intrinsic value was approximately $2.9 million.

(in thousands)	Three months ended
	June 28, 2009	June 29, 2008
Net cash proceeds from options exercised	$2	$1,255
Total intrinsic value of options exercised	$4	$145
Realized excess tax benefits from options exercised (1)	$0	$0

(1) Excess tax benefits from the exercise of stock options, if any, are presented in the Company’s Condensed Consolidated Statement of Cash Flows as financing cash flows rather than operating expenses.

The following table summarizes the Company’s restricted stock unit activities for the three months ended June 28, 2009:

(in thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value
RSU’s outstanding as of March 29, 2009	1,238	$12.09
Granted	859	5.05
Released	(264)	13.25
Forfeited	(39)	12.97
Outstanding at June 28, 2009	1,794	$8.53

As of June 28, 2009, there was approximately $7.5 million of unrecognized compensation cost related to restricted stock units granted under the Company’s equity incentive plans.  The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.0 years.

As of June 28, 2009, restricted stock units vested and expected to vest totaled approximately 1.4 million shares, with a weighted average remaining contractual life of 1.9 years.  The aggregate intrinsic value was approximately $8.2 million.

1984 ESPP

In July 1984, the Company’s stockholders approved the 1984 Employee Stock Purchase Plan (“1984 ESPP”) under which eligible employees could purchase shares of the Company’s common stock through payroll deductions (not to exceed 15% of such employee’s compensation) at no lower than 85% of the fair market value of the common stock on the first day or the last day of each fiscal quarter, whichever is lower.  Under the 1984 ESPP, 15,100,000 shares of common stock have been made available for issuance.  The 1984 ESPP, as amended, expired in accordance with its terms on March 29, 2009.  Therefore, no stock was issued under the plan in the first quarter of fiscal 2010.  On June 18, 2009, the Board approved implementation of the 2009 Employee Stock Purchase Plan (“2009 ESPP”) and authorized the reservation and issuance of up to 9,000,000 shares of the Company’s common stock, subject to shareholder approval at the Annual Meeting of Stockholders scheduled for September 17, 2009.  The 2009 ESPP is intended to be implemented by successive quarterly purchase periods commencing on the first day of each fiscal quarter of the Company.  In order to maintain its qualified status under Section 423 of the Internal Revenue Code, the 2009 ESPP imposes certain restrictions, including the limitation that no employee is permitted to participate in the 2009 ESPP if the rights of such employee to purchase common stock of the Company under the 2009 ESPP and all similar purchase plans of the Company or its subsidiaries would accrue at a rate which exceeds $25,000 of the fair market value of such stock (determined at the time the right is granted) for each calendar year.

Note 6
Balance Sheet Detail

(in thousands) Inventories	June 28, 2009	March 29, 2009
Raw materials	$5,792	$6,876
Work-in-process	31,374	35,252
Finished goods	25,622	27,594
Total inventories	$62,788	$69,722

Other long-term obligations
Deferred compensation related liabilities	$12,031	$10,946
Long-term portion of deferred gain on equipment sales	270	940
Long-term portion of lease impairment obligations	835	890
Long-term portion of supplier obligations	1,053	1,384
Other	135	154
Total other long-term obligations	$14,324	$14,314

Note 7
Deferred Income on Shipments to Distributors

Included in the caption “Deferred income on shipments to distributors” on the Condensed Consolidated Balance Sheets are amounts related to shipments to certain distributors for which revenue is not recognized until the Company’s product has been sold by the distributor to an end customer. The components at June 28, 2009 and March 29, 2009 were as follows:

(in thousands)	Three months ended
	June 28, 2009	March 29, 2009
Gross deferred revenue	$18,870	$21,302
Gross deferred costs	4,099	4,764
Deferred income on shipments to distributors	$14,771	$16,538

The gross deferred revenue represents the gross value of shipments to distributors at the list price billed to the distributor less any price protection credits provided to them in connection with reductions in list price while the products remain in their inventory.  The amount ultimately recognized as revenue will be lower than this amount as a result of future price protection and ship from stock pricing credits which are issued in connection with the sell through of the Company’s products to end customers. Historically this amount has represented an average of approximately 25% of the list price billed to the customer. The gross deferred costs represent the standard costs, which approximate actual costs of products, the Company sells to the distributors.  Although the Company monitors the levels and quality of inventory in the distribution channel, the experience is that product returned from these distributors are able to be sold to a different distributor or in a different region of the world.  As such, inventory write-downs for product in the distribution channel have not been significant.

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

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis in accordance with SFAS 157 as of June 28, 2009:

	Fair Value at Reporting Date Using:
(in thousands)	Level 1	Level 2	Total Balance
Cash Equivalents and Short Term Investments:
US government treasuries and agencies securities	$73,879	$--	$73,879
Money market funds	25,575	--	25,575
Bank deposits	--	119,717	119,717
Corporate bonds	--	40,130	40,130
Corporate commercial paper	--	31,939	31,939
Asset-backed securities	--	26	26
Other Assets:
Assets related to non-qualified deferred compensation plan	--	10,467	10,467
Total assets measured at fair value	$99,454	$202,279	$301,733
Liabilities:
Foreign currency forward contract	--	206	206
Non-qualified deferred compensation obligations	--	12,031	12,031
	$--	$12,237	$12,237

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis in accordance with SFAS 157 as of March 29, 2009:

	Fair Value at Reporting Date Using:
(in thousands)	Level 1	Level 2	Total Balance
Cash Equivalents and Short Term Investments:
US government treasuries and agencies securities	$108,935	$--	$108,935
Money market funds	75,531	--	75,531
Bank deposits	--	10,110	10,110
Corporate bonds	--	47,436	47,436
Corporate commercial paper	--	39,637	39,637
Municipal bonds	--	1,056	1,056
Asset-backed securities	--	146	146
Other Assets:
Assets related to non-qualified deferred compensation plan	--	9,668	9,668
Total assets measured at fair value	$184,466	$108,053	$292,519
Liabilities:
Non-qualified deferred compensation obligations	--	10,946	10,946
Total liabilities measured at fair value	$--	$10,946	$10,946

The Company’s cash equivalent, short term investment and derivative instruments are classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotation, spot rates or alternative pricing sources with reasonable levels of price transparency.  The securities in Level 1 are highly liquid and actively traded in exchange markets or over-the-counter markets. The securities in Level 2 represent securities with quoted prices in markets that are not as active or for which all significant inputs are observable.

The Company maintains an unfunded deferred compensation plan to provide benefits to executive officers and other key employees.  Under the plan, participants can defer any portion of their salary and bonus compensation into the plan and may choose from a portfolio of funds from which earnings are measured.  Participant balances are always 100% vested.   The deferred compensation plan obligation is recorded at fair value based on the quoted prices of the underlying mutual funds and included in Other long-term obligations on the Company’s Condensed Consolidated Balance Sheets. Increases or decreases related to the obligations are recorded in operating expenses.  Additionally, the Company has set aside assets in a separate trust that is invested in corporate owned life insurance intended to substantially offset the liability under the plan.  The Company has identified both its assets and liability related to the plan within Level 2 in the fair value hierarchy as these valuations are based on observable market data obtained directly from the dealer or observable price quotes for similar assets such as the underlying mutual fund pricing.  .

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

All of the Company’s available-for-sale investments are subject to a periodic impairment review. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. This determination requires significant judgment. For publicly traded investments, impairment is determined based upon the specific facts and circumstances present at the time, including a review of the closing price over the length of time, general market conditions and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for recovery. Although the Company believes its portfolio continues to be comprised of sound investments due to high credit ratings and government guarantees of the underlying investments, a further decline in the capital and financial markets would adversely impact the market values of its investments and their liquidity. The Company continually monitors the credit risk in its portfolio and future developments in the credit markets and makes appropriate changes to its investment policy as deemed necessary.  The Company did not record any impairment charges related to its short-term investments in the first quarter of fiscal 2010.

Note 9
Investments

Available for Sale Securities

Available-for-sale investments at June 28, 2009 were as follows:

(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate commercial paper	$31,940	$2	$(2)	$31,939
U.S. government agency securities	73,538	341	--	73,879
Money market funds	25,575	--	--	25,575
Bank deposits	119,717	--	--	119,717
Corporate bonds	39,923	216	(9)	40,130
Asset-backed securities	26	--	--	26
Total available-for-sale investments	290,719	559	(11)	291,267
Less amounts classified as cash equivalents	(150,376)	--	(2)	(150,374)
Short-term investments	$140,343	$559	$(9)	$140,893

Available-for-sale investments at March 29, 2009 were as follows:

(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government treasuries and agency securities	$108,528	$445	$(38)	$108,935
Money market funds	75,531	--	--	75,531
Corporate bonds	47,452	102	(118)	47,436
Corporate commercial paper	39,634	3	--	39,637
Bank deposits	10,110	--	--	10,110
Municipal bonds	1,027	29	--	1,056
Asset-backed securities	145	1	--	146
Total available-for-sale investments	282,427	580	(156)	282,851
Less amounts classified as cash equivalents	(122,818)	(1)	5	(122,814)
Short-term investments	$159,609	$579	$(151)	$160,037

The cost and estimated fair value of available-for-sale debt securities at June 28, 2009, by contractual maturity, were as follows:

(in thousands)	Cost	Estimated Fair Value
Due in 1 year or less	$253,978	$254,303
Due in 1-2 years	31,772	32,036
Due in 2-5 years	4,969	4,928
Total investments in available-for-sale debt securities	$290,719	$291,267

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses as of June 28, 2009, aggregated by length of time that individual securities have been in a continuous loss position.

	Less than 12 months		12 months or Greater		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$13,025	$(9)	$--	$--	$13,025	$(9)
Corporate commercial paper	2,500	(1)	--	--	2,500	(1)
Total	$15,525	$(10)	$--	$--	$15,525	$(10)

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

Currently, a significant portion of our available-for-sale investments that the Company holds are all high grade instruments.  As of June 28, 2009, the unrealized losses on our available-for-sale investments represented an insignificant amount in relation to our total available-for-sale portfolio. Substantially all of our unrealized losses on our available-for-sale marketable debt instruments can be attributed to fair value fluctuations in an unstable credit environment that resulted in a decrease in the market liquidity for debt instruments.  Because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, the Company did not consider these investments to be other-than-temporarily impaired at June 28, 2009 and March 29, 2009.

Trading securities

Trading securities are stated at fair value, with gains or losses resulting from changes in fair value recognized currently in non-operating earnings. As of June 28, 2009 and March 29, 2009, the deferred compensation plan assets were approximately $10.5 million and $9.7 million, which were included in other assets in the Condensed Consolidated Balance Sheets. The Company recorded net gains of $0.8 million during and net losses $0.1 million during the first quarter of fiscal 2010 and fiscal 2009 in interest income and other, net in the Condensed Consolidated Statement of Operations.

Non-Marketable Equity Securities

In conjunction with the merger with Integrated Circuit Systems, Inc. (ICS), the Company acquired an investment in Best Elite International Limited (“Best Elite”). Best Elite is a private company, which owns a wafer fabrication facility in Suzhou, China.  The Company purchases wafers from Best Elite’s wafer fabrication facility for certain legacy ICS products.  In accordance with Accounting Principle Board Opinion 18, The Equity Method of Accounting for Investment in Common Stock (APB 18), the Company accounts for this investment under cost method. This investment is subject to periodic impairment review.  In determining whether a decline in value of its investment in Best Elite has occurred and is other than temporary, an assessment was made by considering available evidence, including the general market conditions in the wafer fabrication industry, Best Elite’s financial condition, near-term prospects, market comparables and subsequent rounds of financing.   The valuation also takes into account the Best Elite’s capital structure, liquidation preferences for its capital and other economic variables. The valuation methodology for determining the decline in value of non-marketable equity securities is based on inputs that require management judgment. The carrying value of the Company’s investment in Best Elite was approximately $2.0 million and is classified within Other assets on the Company’s Condensed Consolidated Balance Sheets as of June 28, 2009 and March 29, 2009.

Note 10
Derivative Financial Instruments

As a result of its international operations, sales and purchase transactions, the Company is subject to risks associated with fluctuating currency exchange rates. The Company may use derivative financial instruments to hedge these risks when instruments are available and cost effective in an attempt to minimize the impact of currency exchange rate movements on its operating results and on the cost of capital equipment purchases.  The Company may enter into hedges of forecasted transactions when the underlying transaction is highly probable and reasonably certain to occur within the subsequent twelve months. Examples of these exposures would include forecasted expenses of a foreign manufacturing plant, design center or sales office. The Company may additionally enter into a derivative to hedge the foreign currency risk of a capital equipment purchase if the capital equipment purchase order is executed and designated as a firm commitment. As of June 28, 2009 and March 29, 2009, the Company did not have any outstanding foreign currency contracts that were designated as hedges of forecasted cash flows or capital equipment purchases.  The Company does not enter into derivative financial instruments for speculative or trading purposes.

The Company may also utilize currency forward contracts to hedge currency exchange rate fluctuations related to certain short term foreign currency assets and liabilities. The foreign currency forward contracts are not designated as special hedge accounting under SFAS 133; however, they are considered hedging instruments for purpose of SFAS 161 reporting.  The outstanding currency forward contract as of June 28, 2009 is as follow:

(in thousands)	Notional Value Local Currency	Notional Value USD	Fair Value loss USD (a)
Canadian Dollar	$50,000	$43,407	$(206)
	$50,000	$43,407	$(206)

(a) The fair value loss is recorded as accrued liability in the Company’s Condensed Consolidated Balance Sheets.

Gains and losses on these undesignated derivatives substantially offset gains and losses on the assets and liabilities being hedged and the net amount is included in Interest income and other, net in the Condensed Consolidated Statements of Operations. The Company did not have any outstanding foreign currency contracts that were designated as hedges of certain short term foreign currency assets and liabilities at the end of the fourth quarter of fiscal 2009.  An immaterial amount of net gains and losses were included in Interest income and other, net during the first three months of fiscal 2010 and 2009.

Besides foreign exchange rate exposure, the Company’s cash and investment portfolios are subject to risks associated with fluctuations in interest rates.  While the Company’s policies allow for the use of derivative financial instruments to hedge the fair values of such investments, the Company has yet to enter into this type of hedging arrangement.

Note 11
Business Combinations

Acquisition of certain assets of Leadis Technology, Inc. (“Leadis”)

On June 10, 2009, the Company completed its acquisition of certain sensor technology and related assets from Leadis, along with members of the Leadis’ engineering team. The total purchase price was $6.3 million. Approximately $ 0.2 million of transaction costs was expensed as selling, general and administrative expenses in the first quarter of fiscal 2010. A summary of the total purchase price is as follows:

(in millions)
Cash paid	$6.1
Hold back payment due within 45 days	0.2
Total purchase price	$6.3

In accordance with SFAS 141(R), Business Combinations, the Company has allocated the purchase price to the tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. The acquisition provided the Company with a touch sensor technology, team of engineers, certain assets and a product line involving touch sensor technology. The Company believes these technologies will allow it to address a broader range of multimedia applications with highly integrated processing, interfacing and connectivity solutions. This transaction is intended to enable the Company to provide OEMs and ODMs with lower power, higher functionality Application-Specific Standard Products (ASSPs) that will enable them to provide consumers with a richer, more complete digital media experience. These opportunities, along with the ability to sell touch sensor products to the existing base of the Company’s customers, were significant contributing factors to the establishment of the purchase price. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management estimates and assumptions, including third-party valuations that utilize established valuation techniques appropriate for the high-technology industry. The goodwill as a result of this acquisition is expected to be deductible for tax purposes over 15 years. In accordance with SFAS 142, Goodwill and Intangible Assets, goodwill is not amortized but will be reviewed at least annually for impairment. Purchased intangibles with finite lives are being amortized over their respective estimated useful lives on a straight line basis.

The purchase price has been allocated as follows:

(in millions)	Fair Value
Net tangible assets acquired	$0.2
Amortizable intangible assets	6.0
Goodwill	0.1
Total purchase price	$6.3

A summary of the allocation of amortizable intangible assets is as follows:

Fair Value (in millions)
Amortizable intangible assets:
Existing Technologies	$4.6
Customer Relationships	1.1
In-process research and development (IPR&D)	0.3
Total	$6.0

Useful lives are primarily based on the underlying assumptions used in the discounted cash flow (DCF) models.

Net Tangible Assets

Assets were reviewed and adjusted, if required, to their estimated fair value.

Amortizable Intangible Assets

Existing technologies consists of products that have reached technological feasibility. The Company valued the existing technologies utilizing a DCF model, which used forecasts of future revenues and expenses related to the intangible assets. The Company utilized discount factor of 42% and 44% for existing technologies and is amortizing the intangible assets on a straight-line basis over 7 years.

The value of the customer relationships intangible asset was estimated using a DCF model, which used forecasts of future revenues and expenses related to the intangible assets. The Company utilized a discount factor of 42% to 45% and is amortizing this intangible asset on a straight-line basis over 5 years.

Projects that qualify as IPR&D represent those at the development stage and require further research and development to determine technical feasibility and commercial viability. Technological feasibility is established when an enterprise has completed all planning, designing, coding, and testing activities that are necessary to establish that a product can be produced to meet its design specifications, including functions, features, and technical performance requirements. The value of IPR&D was determined by considering the importance of each project to the Company’s overall development plan, estimating costs to develop the purchased IPR&D into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value based on the percentage of completion of the IPR&D projects. The Company utilized the DCF method to value the IPR&D, using a discount factor of 45% and 46% and will amortize this intangible asset once the projects are complete. Currently, the Company expects to complete these projects within the next twelve months.

The results of operations of the acquired business are included in the accompanying Condensed Consolidated Statement of Operations from the closing date of the acquisition on June 28, 2009. Pro forma earnings information has not been presented because the effect of the acquisition of business is not material.

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

In accordance with SFAS 141, Business Combinations, the Company has allocated the purchase price to the tangible and intangible assets acquired and liabilities assumed, including in-process research and development, based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. The acquisition provided the Company with a video signal processing technology, team of engineers, certain assets and a product line involving video technologies. The Company believes these technologies will allow it to pursue expanded opportunities, particularly in the emerging high-definition video market. These opportunities, along with the ability to sell video products to the existing base of IDT customers, were significant contributing factors to the establishment of the purchase price. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management estimates and assumptions, including third-party valuations that utilize established valuation techniques appropriate for the high-technology industry. As of June 28, 2009, approximately $0.9 million of the total goodwill is expected to be deductible for tax purposes over 15 years. In accordance with SFAS 142, Goodwill and Intangible Assets, goodwill is not amortized but will be reviewed at least annually for impairment. Purchased intangibles with finite lives are being amortized over their respective estimated useful lives on a straight line basis. The purchase price has been allocated as follows:

(in millions)	Fair Value
Net tangible assets acquired	$0.6
Amortizable intangible assets	4.7
IPR&D	5.6
Goodwill	9.2
Total purchase price	$20.1

A summary of the allocation of amortizable intangible assets is as follows:

Fair Value (in millions)
Amortizable intangible assets:
Existing Technologies	$3.7
Customer Relationships	0.5
Trade Name	0.5
Total	$4.7

Useful lives are primarily based on the underlying assumptions used in the discounted cash flow (DCF) models.

Net Tangible Assets

Assets were reviewed and adjusted, if required, to their estimated fair value.

Amortizable Intangible Assets

Existing technologies consists of products that have reached technological feasibility. The Company valued the existing technologies utilizing a DCF model, which used forecasts of future revenues and expenses related to the intangible assets. The Company utilized discount factor of 24% and 32% for existing technologies and is amortizing the intangible assets on a straight-line basis over 3 to 7 years.

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

IPR&D

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

Note 12
Goodwill and Other Intangible Assets

Goodwill and identified intangible asset balances are summarized as follows:

	June 28, 2009

(in thousands)	Gross assets	Accumulated amortization	Net assets
Goodwill	$89,463	$--	$89,463

Identified intangible assets:
Existing technology	241,093	(202,051)	39,042
Trademarks	9,360	(8,896)	464
Customer relationships	139,409	(127,867)	11,542
Foundry & Assembler relationships	64,380	(64,376)	4
Non-compete agreements	52,958	(52,958)	--
IPR&D	278	--	278
Other	31,053	(31,053)	--
Subtotal, identified intangible assets	538,531	(487,201)	51,330
Total goodwill and identified intangible assets	$627,994	$(487,201)	$140,793

	March 29, 2009

(in thousands)	Gross assets	Accumulated amortization	Net assets

Goodwill	$89,404	$--	$89,404

Identified intangible assets:
Existing technology	236,423	(198,133)	38,290
Trademarks	9,360	(8,878)	482
Customer relationships	138,317	(126,586)	11,731
Foundry & Assembler relationships	64,380	(64,374)	6
Non-compete agreements	52,958	(52,958)	--
Other	31,053	(31,053)	--
Subtotal, identified intangible assets	532,491	(481,982)	50,509
Total goodwill and identified intangible assets	$621,895	$(481,982)	$139,913

Amortization expense for identified intangibles is summarized below:

	Three months ended
(in thousands)	June 28, 2009	June 29, 2008

Existing technology	$3,918	$14,094
Trademarks	18	303
Customer relationships	1,281	5,910
Foundry & assembler relationships	2	351
Non-compete agreements	--	134
Other	--	67
Total	$5,219	$20,859

Based on the identified intangible assets recorded at June 28, 2009, the future amortization expense of identified intangibles for the next five fiscal years is as follows (in thousands):

Fiscal year	Amount
Remainder of FY 2010	$13,195
2011	14,840
2012	10,439
2013	5,448
2014	2,886
Thereafter	4,244
Total	$51,052

Note 13
Comprehensive Income

The components of comprehensive income were as follows:

	Three months ended
(in thousands)	June 28, 2009	June 29, 2008
Net income (loss)	$(14,121)	$9,154
Currency translation adjustments	687	31
Change in net unrealized gain on investment	127	(299)
Comprehensive income (loss)	$(13,307)	$8,886

The components of accumulated other comprehensive income were as follows:

(in thousands)	June 28, 2009	March 29, 2009
Cumulative translation adjustments	$1,133	$446
Unrealized gain on available-for-sale investments	551	424
Total accumulated other comprehensive income	$1,684	$870

Note 14
Industry Segments

In the first quarter of fiscal 2010, as part of a refinement of its business strategy, the Company incorporated multi-port products from the Communications segment into the Computing and Consumer segment.  This change in segment reporting had no impact on the Company’s consolidated balance sheets, statements of operations, statements of cash flows or statements of stockholders’ equity for any periods.

The Company’s Chief Executive Officer has been identified as the Chief Operating Decision Maker as defined by SFAS 131.

The Company’s reportable segments include the following:

❖
Communications segment: includes network search engines (NSEs), Rapid I/O switching solutions, flow-control management devices, FIFOs, integrated communications processors, high-speed SRAM, military application, digital logic and telecommunications.

❖
Computing and Consumer segment: includes clock generation and distribution products, PCI Express switching solutions, high-performance server memory interfaces, multi-port products, PC audio and video products.

The tables below provide information about these segments:

Revenues by segment
	Three months ended
(in thousands)	June 28, 2009	June 29, 2008
Communications	$57,655	$86,661
Computing and Consumer	58,299	101,547
Total consolidated revenues	$115,954	$188,208

Income (loss) by segment
	Three months ended
(in thousands)	June 28, 2009	June 29, 2008
Communications	$17,561	$30,122
Computing and Consumer	(15,570)	7,649
Unallocated expenses:
Amortization of intangible assets	(5,219)	(20,859)
Acquisition related costs and other	(3,593)	3
Severance and retention costs	(1,479)	(834)
Facility closure costs	(23)	(77)
Stock-based compensation expense	(4,260)	(8,129)
Note receivable net of deferred gain write off	(2,002)	--
Interest income and other	1,425	1,465
Interest expense	(19)	(18)
Income (loss) before income taxes	$(13,179)	$9,322

The Company does not allocate amortization of intangible assets, severance and retention costs, acquisition-related costs, stock-based compensation, interest income and other, and interest expense to its segments.  In addition, the Company does not allocate assets to its segments. The Company excludes these items consistent with the manner in which it internally evaluates its results of operations.

Note 15
Commitments and Guarantees

Guarantees
As of June 28, 2009, the Company’s financial guarantees consisted of guarantees and standby letters of credit, which are primarily related to the Company’s electrical utilities in Malaysia, utilization of non-country nationals in Malaysia and Singapore, consumption tax in Japan and value-added tax obligations in Singapore and Holland, and a workers’ compensation plan in the United States. The maximum amount of potential future payments under these arrangements is approximately $2.7 million.

The Company indemnifies certain customers, distributors, and subcontractors for attorney fees and damages awarded against these parties in certain circumstances in which the Company’s products are alleged to infringe third party intellectual property rights, including patents, registered trademarks, or copyrights. The terms of the Company’s indemnification obligations are generally perpetual from the effective date of the agreement. In certain cases, there are limits on and exceptions to the Company’s potential liability for indemnification relating to intellectual property infringement claims. The Company cannot estimate the amount of potential future payments, if any, that might be required to make as a result of these agreements. The Company has not paid any claim or been required to defend any claim related to its indemnification obligations, and accordingly, the Company has not accrued any amounts for its indemnification obligations. However, there can be no assurances that the Company will not have any future financial exposure under these indemnification obligations.

The Company maintains an accrual for obligations it incurs under its standard product warranty program and customer, part, or process specific matters. The Company’s standard warranty period is one year, however in certain instances the warranty period may be extended to as long as two years.  Management estimates the fair value of the Company’s warranty liability based on actual past warranty claims experience, its policies regarding customer warranty returns and other estimates about the timing and disposition of product returned under the standard program.  Customer, part, or process specific reserves are estimated using a specific identification method.  Historical profit and loss impact related to warranty returns activity has been minimal. The total accrual was $0.4 million and $0.5 million as of June 28, 2009 and March 29, 2009, respectively.

Note 16
Litigation

On October 24, 2006, the Company was served with a civil antitrust complaint filed by Reclaim Center, Inc., et. al. as plaintiffs in the U.S. District Court for the Northern District of California against us and 37 other entities on behalf of a purported class of indirect purchasers of Static Random Access Memory (SRAM) products. The Complaint alleges that the Company and other defendants conspired to raise the prices of SRAM, in violation of Section 1 of the Sherman Act, the California Cartwright Act, and several other states’ antitrust, unfair competition, and consumer protection statutes. Shortly thereafter, a number of other plaintiffs filed similar complaints on behalf of direct and indirect purchasers of SRAM products. Given the similarity of the complaints, the Judicial Panel on Multidistrict Litigation transferred the cases to a single judge in the Northern District of California and consolidated the cases for pretrial proceedings in February 2007. The consolidated cases are captioned In re Static Random Access Memory (SRAM) Antitrust Litigation. In August 2007, direct purchasers of SRAM products and indirect purchasers of SRAM products filed separate Consolidated Amended Complaints. The Company was not named as a defendant in either complaint. Pursuant to tolling agreements with the indirect and direct purchaser plaintiffs, the statute of limitations was tolled until January 10, 2009 as to potential claims against the Company.  The tolling agreements have now expired and the statute of limitations is running on potential claims against the Company.  Both cases are in the discovery stage.  The Company intends to vigorously defend itself against these claims.

In April 2008, LSI Corporation and its wholly owned subsidiary Agere Systems Inc. (collectively “LSI”) instituted an action in the United States International Trade Commission (ITC or “Commission”), naming the Company and 17 other respondents.  The ITC action seeks an exclusion order to prevent importation into the U.S. of semiconductor integrated circuit devices and products made by methods alleged to infringe an LSI patent relating to tungsten metallization in semiconductor manufacturing. LSI also filed a companion case in the U.S. District Court for the Eastern District of Texas seeking an injunction and damages of an unspecified amount relating to such alleged infringement. Since the initiation of both actions, five additional parties have been named as respondents/defendants in the respective actions. Some of the defendants in the action have since settled the claims against them. The action in the U.S. District Court has been stayed pending the outcome of the ITC action.  The hearing in the ITC action was conducted July 20 through July 27, 2009.  The Initial Determination of the Administrative Law Judge is currently due by September 21, 2009.  That determination is subject to review by the Commission, with a Final Determination due by January 21, 2010. The Company cannot predict the outcome or provide an estimate of any possible losses.  The Company will continue to vigorously defend itself against the claims in these actions.

Note 17
Restructuring

The following table shows the breakdown of the restructuring charges and the liability remaining as of June 28, 2009:

(in thousands)	Cost of goods sold	Operating Expenses
	Restructuring	Restructuring
Balance as of March 29, 2009	$575	$3,649
Provision	55	1,421
Cash payments	(274)	(2,578)
Balance as of June 28, 2009	$356	$2,492

As part of an effort to streamline operations with changing market conditions and to create a more efficient organization, the Company took restructuring actions through June 28, 2009, to reduce its workforce and consolidate facilities.  The Company’s restructuring expenses have been comprised primarily of: (i) severance and termination benefit costs related to the reduction of its workforce; and (ii) lease termination costs and costs associated with permanently vacating certain facilities.  The Company accounted for each of these costs in accordance with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146) or SFAS 112, Employer’s Accounting for Post Employment Benefits (SFAS 112).   The determination of when the Company accrues for severance costs, and which standard applies, depends on whether the termination benefits are provided under a one-time benefit arrangement as defined by SFAS 146 or under an on-going benefit arrangement as described by SFAS 112.

During the fourth quarter of fiscal 2009, the Company initiated a restructuring action intended to align its spending with demand that has weakened in the slowing economy. The restructuring action included a reduction of approximately 124 positions across multiple divisions worldwide. In March 2009, after carefully considering the market, revenues and prices for search engines, the Company decided to restructure its NWD division.  As part of this restructuring action, the Company reduced approximately 56 positions in this division and ceased investment in new search engine product development.  In addition, the Company initiated restructuring actions, which affected its sales personnel in Germany and Japan.  During the first quarter of fiscal 2010, the Company reduced an additional 8 positions related to these actions.  As a result, the Company recorded restructuring expenses of $1.5 million and $5.3 million for severance payments, payments under federal, state and province notice statutes and retention and other benefits associated with these restructuring actions in the first quarter of fiscal 2010 and the fourth quarter of fiscal 2009.  The Company expects to complete these restructuring actions in the second quarter of fiscal 2010.

During the third quarter of fiscal 2009, the Company initiated restructuring actions, which primarily affected its military business and Corporate Technology Group. These restructuring actions were taken to better allocate its engineering resources to maximize revenue potential. These actions resulted in the reduction of approximately 26 positions. The Company recorded restructuring expenses of approximately $0.7 million for severance benefits associated with these restructuring actions in fiscal 2009. During the first quarter of fiscal 2010, the Company incurred additional restructuring expenses of less than $0.1 million related to these restructuring actions. The Company expects to complete this restructuring plan in the second quarter of fiscal 2010.

During the second quarter of fiscal 2006, the Company completed the consolidation of its Northern California workforce into its San Jose headquarters and exited leased facility in Salinas. Upon exiting the building the Company recorded lease impairment charges of approximately $2.3 million, which represented the future rental payments under the agreement, reduced by an estimate of sublease income, and discounted to present value using an interest rate applicable to the Company. These charges were recorded as cost of revenues of $0.7 million, research and development (R&D) of $0.9 million and selling, general and administrative (SG&A) of $0.7 million. In fiscal 2008, the Company entered into a sublease agreement for this facility, resulting in a reduction to its accrued lease liabilities by $0.2 million.  Since the initial restructuring, the Company has made lease payments of $1.0 million related to vacated facility in Salinas.  As of June 28, 2009, the remaining accrued lease liabilities were $1.1 million.

Note 18
Income Taxes

The Company recorded an income tax provision of approximately $0.9 million in the first quarter of fiscal 2010 compared to an income tax provision of approximately $0.2 million in the first quarter of fiscal 2009.   The provision for income taxes in the first quarter of fiscal 2010 reflects estimated foreign income and withholding taxes and estimated U.S. and state taxes. On May 27, 2009, the Ninth Circuit Court of Appeals issued its ruling in the case of Xilinx, Inc. v. Commissioner (“Xilinx Case”), holding that stock-based compensation was required to be included in certain transfer pricing arrangements between a U.S. company and its foreign subsidiary. As a result of the ruling in the Xilinx Case, certain tax attributes were reduced and the Company recognized an incremental income tax expense of $0.6 million during the three months ended June 28, 2009.  The provision for income taxes for the first quarter of fiscal 2009 was determined using the annual effective tax rate method for jurisdictions whose effective tax rate could be estimated. The Company computed one entity’s tax provision using a discrete approach as a reliable estimate of the effective tax rate for this jurisdiction could not be made. In addition, the income tax provision in the first quarter of fiscal 2009 included a one-time tax benefit of $0.6 million as a result of the approval of a tax holiday from the Malaysian government, which allows the Company to obtain full tax exemption on certain components of statutory income for a period of 10 years.

In February 2009, the Internal Revenue Service (IRS) commenced a tax audit for fiscal year 2006 through 2008.  The IRS audit is still in the preliminary stages and the Company has received various information requests from the IRS. Although the final outcome is uncertain, based on currently available information, the Company believes that the ultimate outcome will not have a material adverse effect on its financial position, cash flows or results of operations

As of June 28, 2009 and March 29, 2009, the Company was subject to examination in various state and foreign jurisdictions for tax years 2004 forward, none of which were individually material.

Note 19
Share Repurchase Program

On January 18, 2007, the Company’s Board of Directors initiated a $200 million share repurchase program. During fiscal 2008, the Company’s Board of Directors approved a $200 million expansion of the share repurchase program to a total $400 million.  In fiscal 2008 and 2007, the Company repurchased approximately 28.9 million and 1.6 million shares at an average price of $11.60 per share and $15.95 per share for a total purchase price of $334.8 million and $25.0 million, respectively.  On April 30, 2008, the Company’s Board of Directors approved an additional $100 million expansion of the share repurchase program to a total $500 million.  In fiscal 2009, the Company repurchased approximately 8.4 million shares at an average price of $7.46 per share for a total purchase price of $62.3 million.  The Company did not repurchase any shares in the first quarter of fiscal 2010.  As of June 28, 2009, approximately $77.9 million was available for future purchase under the share repurchase program.  Share repurchases were recorded as treasury stock and resulted in a reduction of stockholders’ equity.

Note 20
Subsequent Events

On August 3, 2009, the Company entered into a Foundry Agreement (the “Agreement”) with Taiwan Semiconductor Manufacturing Co., Ltd., a company duly incorporated under the laws of the Republic of China, and TSMC North America, a California corporation (together with Taiwan Semiconductor Manufacturing Co., Ltd., “TSMC”). The Agreement sets forth the terms by which TSMC will manufacture certain of the Company's semiconductor products and provide certain foundry services to the Company. On August 3, 2009, in connection with the plan to transition the manufacture of products to TSMC, the Company's management, with prior approval of the Board of Directors, approved a plan to exit wafer production operations at its Oregon fabrication facility. The transition is expected to take approximately two years to complete. If unsuccessful in its efforts to sell the Oregon facility to a buyer that can continue fabrication operations, the Company estimates it will incur total charges of approximately $15 million to $25 million to exit the facility. These aggregate exit costs are expected to consist primarily of expenses related to employee severance, retention, and post-employment benefits, and expenses associated with the decommissioning of equipment and the facility. The Company estimates it will incur costs of approximately $10 million in severance, retention, and post-employment benefits, of which approximately $4 million to $6 million is expected to be recorded in the second quarter of fiscal 2010. Costs of approximately $5 million to $15 million associated with closure activities related to decommissioning of equipment and the facility are expected to be recorded in future periods as incurred. Substantially all of the exit costs are expected to result in cash expenditures.

On July 17, 2009, the Company completed the sale of certain assets related to its network search engine business (the "NWD Assets") to NetLogic Microsystems, Inc ("Netlogic"), pursuant to an Asset Purchase Agreement by and between the Company and NetLogic dated April 30, 2009 (the "Agreement"). Upon closing of the transaction, NetLogic paid the Company $100 million in cash consideration, which included inventory valued at approximately $10 million (subject to adjustment) and assumed specified liabilities related to these assets. In connection with the sale of NWD Assets, the Company impaired a note receivable net of deferred gain and recognized a loss of $2.0 million in the first quarter of fiscal 2010.  The note receivable was related to foundry services as such the impairment charge was recorded to cost of goods sold.

On June 29, 2009, the Company completed its acquisition of Tundra Semiconductor Corporation, a Canadian Public Company based in Ottawa ("Tundra"), pursuant to the Arrangement Agreement, dated as of April 30, 2009, by and between the Company and Tundra, whereby Tundra became an indirect, wholly owned subsidiary of IDT. Pursuant to the Arrangement Agreement and the Plan of Arrangement implemented in connection therewith, total consideration to be paid for each common share of Tundra was CDN $6.25 per share. The total aggregate consideration for the acquisition consisted of CDN $120.8 million funded by IDT's existing cash on hand. In addition, as part of the consideration in the acquisition of Tundra, (i) IDT assumed options to purchase up to 802,850 shares of IDT common stock and (ii) Tundra made a payment of approximately CDN $1.83 million in connection with the cash-out of specified "in-the-money options" to purchase Tundra common stock and restricted share units.

On June 29, 2009, the Company initiated a restructuring plan to reduce its workforce by approximately 4.1%. The Company has taken this action following its acquisition of Tundra and an assessment of ongoing personnel needs in light of the acquisition. In connection with these actions, the Company estimates that it will incur approximately $7.8 million to $8.2 million in connection with cash expenditures for severance and related costs. Of the approximately $7.8 million to $8.2 million, approximately $7.1 million will result in cash expenditures in the second quarter of fiscal 2010 ending September 27, 2009 and approximately $0.7 million to $1.1 million will result in cash expenditures in the third quarter of fiscal 2010 ending December 27, 2009. The Company expects to complete this restructuring initiative by the end of the third quarter of fiscal 2010 ending December 27, 2009.

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

This discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and accompanying Notes included in this report and the Audited Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended March 29, 2009 filed with the SEC. Operating results for the three months ended June 28, 2009 are not necessarily indicative of operating results for an entire fiscal year.

Forward-looking statements, which are generally identified by words such as “anticipates,” “expects,” “plans,” and similar terms, include statements related to revenues and gross profit, research and development activities, selling, general and administrative expenses, intangible expenses, interest income and other, taxes, capital spending and financing transactions, as well as statements regarding successful development and market acceptance of new products, industry and overall economic conditions and demand, and capacity utilization.

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

In the first quarter of fiscal 2010, as part of a refinement of our business strategy, we incorporated multi-port products from the Communications segment into the Computing and Consumer segment.  This change in segment reporting had no impact on our consolidated balance sheets, statements of operations, statements of cash flows or statements of stockholders’ equity for any periods. The Chief Executive Officer has been identified as the Chief Operating Decision Maker as defined by SFAS 131.

Our reportable segments include the following:

▪
Communications segment: includes network search engines (NSEs), Rapid I/O switching solutions, flow-control management devices, FIFOs, multi-port products, integrated communications processors, high-speed SRAM, military application, digital logic, and telecommunications.

▪	Computing and Consumer segment: includes clock generation and distribution products, PCI Express switching solutions, high-performance server memory interfaces, PC audio and video products.

Revenues

(in thousands)	Three months ended
	June 28, 2009	June 29, 2008
Communications	$57,655	$86,661
Computing and Consumer	58,299	101,547
Total	$115,954	$188,208

Communications Segment
Revenues in our Communications segment decreased $29.0 million, or 33% in the first quarter of fiscal 2010 as compared to the first quarter of fiscal 2009 due to the overall weakness in our communications end market which was negatively impacted by the economic downturn.  The decrease was primarily driven by revenue declines in our networking division, related to decreased consumption of search engines from one of our largest customers.  Revenues from our SRAM and digital logic products decreased 39% year over year due to the softness in the communications IC market.  Revenues from our communications timing and telecom products decreased 19% due to reduced demand for our timing products in the communications markets. Our military products also decreased 16% year over year.

Computing and Consumer Segment
Revenues in our Computing and Consumer segment decreased $43.2 million, or 43% in the first quarter of fiscal 2010 as compared to the first quarter of fiscal 2009 as a result of the global economic downturn and increased competition in the consumer market.  Revenues within our Computing and Multimedia division decreased 43%, driven by weaker demand for our personal computing and consumer products and erosion of average selling prices.  Revenues within our Enterprise Computing division decreased 45%, driven by the continued ramp down of our Advanced Memory Buffer (AMB) products. Partially offsetting these decreases was an increase in our Video and Display division as a result of the Silicon Optix acquisition in the third quarter of fiscal 2009.

Revenues in Asia Pacific (APAC), North America, Japan and Europe accounted for 65%, 20%, 8% and 7%, respectively, of our consolidated revenues in the first quarter of fiscal 2010 compared to 61%, 21%, 10% and 8%, respectively, in the first quarter of fiscal 2009.  The Asia Pacific region continues to be our strongest region, as many of our largest customers utilize manufacturers in the APAC region.

Revenues (recent trends and outlook).  We currently anticipate overall revenues to grow moderately in the second quarter of fiscal 2010, primarily due to seasonality within our PC and consumer products and some early signs of recovery in the economic environment.

Included in the caption “Deferred income on shipments to distributors” on the Condensed Consolidated Balance Sheets are amounts related to shipments to certain distributors for which revenue is not recognized until our product has been sold by the distributor to an end customer. The components of June 28, 2009 and March 29, 2009 are as follows:

(in thousands)	Three months ended
	June 28, 2009	March 29, 2009
Gross deferred revenue	$18,870	$21,302
Gross deferred costs	4,099	4,764
Deferred income on shipments to distributors	$14,771	$16,538

The gross deferred revenue represents the gross value of shipments to distributors at the list price billed to the distributor less any price protection credits provided to them in connection with reductions in list price while the products remain in their inventory.  Based on our history, the amount ultimately recognized as revenue will be lower than this amount as a result of ship from stock pricing credits which are issued in connection with the sell through of the product to an end customer.  As the amount of price adjustments subsequent to shipment is dependent on the overall market conditions, the levels of these adjustments can fluctuate significantly from period to period. Historically, this amount has represented an average of approximately 25% of the list price billed to the customer.  As these credits are issued, there is no impact to working capital as this reduces both accounts receivable and deferred revenue.  The gross deferred costs represent the standard costs (which approximate actual costs) of products we sell to the distributors.  The deferred income on shipments to distributors decreased $1.8 million or 11% for the first quarter of fiscal 2010 compared to the fourth quarter of fiscal 2009.  The decrease was primarily attributable to the lower inventory levels in the channels as our distributors adjusted their inventory levels in light of challenges in the end markets.

Gross Profit

(in thousands)	Three months ended
	June 28, 2009	June 29, 2008
Gross Profit	$47,165	$84,459
Gross Margin	41%	45%

Gross profit for the first quarter of fiscal 2010 was $47.2 million, a decrease of $37.3 million compared to the first quarter of fiscal 2009. Gross margin for the first quarter of fiscal 2010 was 41% compared to 45% in the first quarter of fiscal 2009.  The decrease in gross margin was primarily driven by lower utilization of our fabrication facility and a shift in the mix of products sold. The utilization of our manufacturing capacity in Oregon decreased from approximately 71% of equipped capacity in the first quarter of fiscal 2009 to 55% of equipped capacity in the first quarter of fiscal 2010.  Our gross margin was negatively impacted by an unfavorable mix of products sold during the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009, as sales to the higher margin communication and networking end markets have declined, while our lower margin businesses grew year over year. In addition, our gross margin was negatively impacted by an impairment charge of $2.0 million, related to a note receivable net of deferred gain for the assets we sold to our subcontractor in fiscal 2007. Partially offsetting these decreases, our gross margin benefited from a $10.8 million decrease in intangible asset amortization as we wrote down the carrying value of the intangible assets in fiscal 2009.  In addition, a portion of the intangible assets are being amortized on an accelerated method, resulting in decreased amortization over time. Furthermore, our gross margin benefited from $0.7 million, $0.5 million and $2.1 million decreases in performance related bonuses, royalty expenses and equipment expenses, respectively, as a result of our cost control efforts in response to the challenging economic times.  Finally, in the first quarter of fiscal 2010 and 2009, gross profit benefited by approximately $2.4 million and $1.1 million, respectively, from the sale of inventory previously written down.

Operating Expenses

The following table shows our operating expenses:

	Three months ended
(in thousands)	June 28, 2009	% of Net Revenues	June 29, 2008	% of Net Revenues
Research and Development	$36,315	31%	$43,619	23%
Selling, General and Administrative	$25,435	22%	$32,965	18%

Research and development.  R&D expenses decreased $7.3 million, or 17%, to $36.3 million in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009.  The decrease was primarily attributable to a $6.2 million decrease in employee-related expenses, primarily due to a Company-wide shutdown and lower headcount in the first quarter of fiscal 2010 as a result of our cost control efforts, $2.4 million decrease in performance related bonus, $2.4 million decrease in stock based compensation expenses as a result of lower valuation of new grants compared to the first quarter of fiscal 2009 due to lower stock prices along with lower headcount in the first quarter of fiscal 2010 and a $0.7 million decrease in 401(K) match expense as a result of the temporary suspension of our US 401(K) employer match program. Our indirect material expense decreased $0.6 million primarily attributable to the lower product development activities.  Other expense, such as equipment expense, outside service and medical expense decreased $0.2 million, $0.3 million and $0.2 million, respectively, primarily attributable to our continuous efforts to control our costs. Partially offsetting these decreases was a $0.5 million incremental gain in the participant portfolio of the executive deferred compensation plan primarily due to the improved stock market in the first quarter of fiscal 2010 as compared to fiscal 2009.

We currently anticipate that R&D spending in the second quarter of fiscal 2010 will increase moderately as compared to the first quarter of fiscal 2010.

Selling, general and administrative.  SG&A expenses decreased $7.5 million, or 22% to $25.4 million in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009.  The decrease was primarily attributable to a $4.8 million reduction in intangible asset amortization as we wrote down the fair value of intangible assets and a portion of intangible assets, which is being amortized on an accelerated method, resulting in decreased amortization expense over time.  In addition, employee-related expenses decreased $2.6 million, primarily attributable to a $1.3 million decrease in stock based compensation expense as a result of lower valuation of new grants and lower headcount in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009 and lower headcount in the first quarter of fiscal 2010, $0.9 million reduction in performance related bonus and $0.3 million decrease in 401(K) match expense as a result of the temporary suspension of our US 401(K) employer match program as a result of our cost control efforts.  We also experienced a $2.6 million decrease in sales representative commissions attributable to lower revenues and commission rates in the first quarter of fiscal 2010 and $0.5 million decrease in travel and entertainment costs primarily driven by our efforts to control costs.  Partially offsetting these decreases was a $3.4 million increase in legal and consulting services spending primarily attributable to the increased third party services associated with the Tundra and Leadis acquisitions and divesture of our Network division.

We currently anticipate that SG&A spending in the second quarter of fiscal 2010 will increase moderately as compared to the first quarter of fiscal 2010.

Restructuring.    During the fourth quarter of fiscal 2009, we initiated a restructuring action intended to align our spending with demand that has weakened in the slowing economy. The restructuring action included a reduction of approximately 124 positions across multiple divisions worldwide. In March 2009, after carefully considering the market, revenues and prices for search engines, we decided to restructure our NWD division.  As part of this restructuring action, we reduced approximately 56 positions in this division and ceased investment in new search engine product development.  In addition, we initiated restructuring actions, which affected our sales personnel in German and Japan.  During the first quarter of fiscal 2010, we reduced additional 8 positions related to these actions.  As a result, we recorded restructuring expenses of $1.5 million and $5.3 million for severance payments, payments under federal, state and province notice statutes and retention and other benefits associated with these restructuring actions in the first quarter of fiscal 2010 and the fourth quarter of fiscal 2009.  We expect to complete these restructuring actions in the second quarter of fiscal 2010.

During the third quarter of fiscal 2009, we initiated restructuring actions, which primarily affected our military business and Corporate Technology Group. These restructuring actions were taken to better allocate its engineering resources to maximize revenue potential. These actions resulted in the reduction of approximately 26 positions. We recorded restructuring expenses of approximately $0.7 million for severance benefits associated with these restructuring actions in fiscal 2009. During the first quarter of fiscal 2010, we incurred additional restructuring expenses of less than $0.1 million related to these restructuring actions. We expect to complete this restructuring plan in the second quarter of fiscal 2010.

During the second quarter of fiscal 2006, we completed the consolidation of our Northern California workforce into our San Jose headquarters and exited leased facility in Salinas. Upon exiting the building we recorded lease impairment charges of approximately $2.3 million, which represented the future rental payments under the agreements, reduced by an estimate of sublease income, and discounted to present value using an interest rate applicable to us. These charges were recorded as cost of revenues of

$0.7million, research and development (R&D) of $0.9 million and selling, general and administrative (SG&A) of $0.7 million. In fiscal 2008, we entered into a sublease agreement for our Salinas facility, resulting in a reduction to our accrued lease liabilities by $0.2 million.  Since the initial restructuring, we have made lease payments of $1.0 million related to vacated facility in Salinas.  As of June 28, 2009, the remaining accrued lease liabilities were $1.1 million.

Interest income and other, net.    Changes in interest income and other, net are summarized as follows:

(in thousands)	Three months ended
	June 28, 2009	June 29, 2008
Interest income	$544	$1,594
Other income (expense), net	881	(129)
Interest income and other, net	$1,425	$1,465

Interest income decreased $1.0 million in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009.  The decrease is primarily attributable to a decrease in interest rates.  Other income (expense), net increased $1.0 million in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009.  The increase is primarily attributable to a gain of $0.8 million on our investment portfolio of marketable equity securities related to deferred compensation arrangements in the first quarter of fiscal 2010 while we recorded a loss of $0.1 million in the first quarter of fiscal 2009.

Provision for income taxes.   We recorded an income tax provision of $0.9 million in the first quarter of fiscal 2010, an increase of $0.7 million compared to the first quarter of fiscal 2009.  The income tax provision in the first quarter of fiscal 2010 is attributable to estimated foreign income taxes and estimated U.S. and state taxes, partially offset by a refundable research and development tax credit in the U.S..  The refundable research and development tax credit was due to the American Recovery and Reinvestment Act of 2009 and Housing and Economic Recovery Act of 2008, which extended such tax credit through December 31, 2009. On May 27, 2009, the Ninth Circuit Court of Appeals issued its ruling in the case of Xilinx, Inc. v. Commissioner (“Xilinx Case”), holding that stock-based compensation was required to be included in certain transfer pricing arrangements between a U.S. company and its foreign subsidiary. As a result of the ruling in the Xilinx Case, certain tax attributes were reduced and we recognized an incremental income tax charge of $0.6 million during the three month ended June 28, 2009.  The provision for income taxes in Q1 2009 primarily reflects estimated foreign income and withholding taxes and estimated U.S. and state taxes.

As of June 28, 2009, we continued to maintain a full valuation allowance against our net U.S. deferred tax asset as we could not conclude that it was more likely than not that we will be able to realize our U.S. deferred tax assets in the foreseeable future. We will continue to evaluate the release of the valuation allowance on a quarterly basis.

As of June 28, 2009, we are subject to examination in the U.S. federal tax jurisdiction for the fiscal years beginning with 2004. In February 2009, the IRS commenced a tax audit for fiscal years beginning 2006 through 2008.  The audit is in its early stages; there have not been any notices of proposed audit adjustments.  Typically these field audits last from 12 to 18 months before taxpayers have an indication of the tax positions with which the IRS disagrees. Although the final outcome is uncertain, based on currently available information, we believe that the ultimate outcome will not have a material adverse effect on our financial position, cash flows or results of operations

Liquidity and Capital Resources

Our cash, cash equivalent and available for sale investments were $306.0 million as of June 28, 2009, an increase of $9.9 million compared to March 29, 2009.  The increase is primarily attributable to $17.7 million in cash from operations, offset by $6.0 million cash payments to purchase Leadis assets in the first quarter of fiscal 2010.  We had no outstanding debt at June 28, 2009 or March 29, 2009.

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

In addition, as much of our revenues are generated outside the U.S., a significant portion of our cash and investment portfolio accumulates offshore locations. At June 28, 2009, we had cash, cash equivalents and investments of approximately $216.4 million invested overseas in accounts belonging to various IDT foreign operating entities. While these amounts are primarily invested in U.S. dollars, a portion is held in foreign currencies, and all offshore balances are exposed to local political, banking, currency control and other risks. In addition, these amounts may be subject to tax and other transfer restrictions.

All of our available-for-sale investments are subject to a periodic impairment review. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. This determination requires significant judgment. For publicly traded investments, impairment is determined based upon the specific facts and circumstances present at the time, including a review of the closing price over the length of time, general market conditions and our intent and ability to hold the investment for a period of time sufficient to allow for recovery. Although we believe the portfolio continues to be comprised of sound investments due to high credit ratings and government guarantees of the underlying investments, a further decline in the capital and financial markets would adversely impact the market values of its investments and their liquidity. We continually monitor the credit risk in our portfolio and future developments in the credit markets and make appropriate changes to our investment policy as deemed necessary. We did not record any other-than-temporary impairment charges related to our short-term investments in the first quarter of fiscal 2010 and fiscal 2009.

We recorded a net loss of $14.1 million in the first quarter of fiscal 2010 compared to a net income of $9.2 million in the first quarter of fiscal 2009.  Net cash provided by operating activities decreased $32.2 million to $17.7 million for the first quarter of fiscal 2010 compared to $49.9 million for the first quarter of fiscal 2009.  A summary of the significant non-cash items included in net income and net loss are as follows:

•
Amortization of intangible assets was $5.2 million in the first quarter of fiscal 2010 compared to $20.9 million in the same period one year ago.  The decrease is primarily attributable to the lower carrying value of intangible assets in the first quarter of fiscal 2010 as we recorded a significant impairment charges in the third and fourth quarter of fiscal 2009.  In addition, the decrease is due to a portion of intangible assets, which are being amortized on an accelerated method, resulting in decreased amortization expense over time.

•
Stock-based compensation was $4.3 million in the first quarter of fiscal 2010 compared to $8.1 million in the same period one year ago.  The decrease is due to lower valuation of new grants and lower headcount in the first quarter of fiscal 2010 as compared to the first quarter of fiscal 2009 and expiration of 1984 ESPP plan on March 29, 2009.

•
Depreciation expense was $6.0 million in the first quarter of fiscal 2010 compared to $6.6 million in the first quarter of fiscal 2009.  The decrease is primarily attributable to our manufacturing equipment as a large portion of these assets are now fully depreciated and our continuous efforts to control capital asset purchases.

•
We recorded a $2.0 million impairment charge related to a note receivable net of deferred gain from one of our subcontractors in connection with the sale of equipment in fiscal 2007.  We did not record such charges in the first quarter of fiscal 2009.

Net cash provided by working capital-related items increased $8.9 million, from a net $5.0 million cash provided in the first quarter of fiscal 2009 to net $14.2 million cash provided in the first quarter of fiscal 2010. A summary of significant working capital items providing relatively more cash in the first quarter of fiscal 2010 included:

•
A decrease in inventory of $7.1 million in first quarter of fiscal 2010 compared to a decrease in inventory of $1.0 million in the first quarter of fiscal 2009.  The decrease in inventory in both periods is due to our efforts to align our inventory levels to meet current demand.

•
An increase in accounts payable of $5.6 million in the first quarter of fiscal 2010 compared to an increase of $0.7 million in the first quarter of fiscal 2009.  The increase in both periods is primarily attributable to the timing of payments and increase in the volume of foundry and subcontractor activity.

•
A decrease in accounts receivable of $3.6 million in the first quarter of fiscal 2010 compared to a decrease of $0.3 million in the first quarter of fiscal 2009.  The decrease in both periods reflects our cash collection efforts and timing of shipments in the quarter.

•
A decrease in accrued compensation of $2.7 million in the first quarter of fiscal 2010 compared to a decrease of $5.4 million in the first quarter of fiscal 2009.  The decrease in accrued compensation in the first quarter of fiscal 2009 is primarily attributable to a $3.2 million reduction in performance-related bonuses as a result of our year end payout in May 2008, offset by additional accruals related to our fiscal 2009 bonus program; while there is no decrease related to the performance-related bonuses as we did not accrue the expense in the fourth quarter of fiscal 2009.

The factors listed above were partially offset by other working capital items that used relatively more cash in the first quarter of fiscal 2010:

•
A decrease in prepayments and other assets of $1.2 million in the first quarter of fiscal 2010 compared to a decrease of $5.6 million in the first quarter of fiscal 2009.  The decrease in the first quarter of fiscal 2010 is primarily attributable to $1.4 million wafers received from one of our foundries as we prepaid the amount in the fourth quarter of fiscal 2009, a $0.2 million reduction in interest receivable due to the decrease in interest rates during the quarter and normal recurring prepaid amortization, partially offset by additional software maintenance agreements signed and paid during the quarter.  The decrease in the first quarter of fiscal 2009 is primarily due to the receipt of interest from the IRS for the tax settlement related to the ICS pre-acquisition income tax returns along with a $1.0 million reduction in other receivable due to cash collections in the quarter and the normal recurring prepaid amortization.

•
A decrease in income taxes receivable/payable of $1.0 million in the first quarter of fiscal 2010 compared to a decrease of $3.3 million in the first quarter of fiscal 2009.  The decrease in the first quarter of fiscal 2010 is primarily attributable to the refundable R&D tax credits in the U.S. The decrease in the first quarter of fiscal 2009 is primarily attributable to the tax settlement with the IRS for ICS pre-acquisition tax returns.

•
A decrease in other accrued and long term liabilities of $0.2 million in the first quarter of fiscal 2010 compared to a decrease of $1.1 million in the first quarter of fiscal 2009. The decrease in the first quarter of fiscal 2010 is primarily attributable to a $1.3 million decrease in accruals related to our restructuring action in the fourth quarter of fiscal 2009 and $0.3 million decrease in accrued commissions as a result of lower revenues and commission rates in the first quarter of fiscal 2010. The decrease was partially offset by a $1.9 million increase in legal accruals as a result of increased third party services related to our merger and acquisition activities and $1.1 million increase in the fair value of our executive deferred compensation plan due to stock market performance improved in the quarter.  The decrease in fiscal 2009 is primarily attributable to a payment of $1.2 million related to the executive transition agreement signed with our former CEO, partially offset by additional reserves related to our restructuring actions.

Net cash provided by investing activities was $10.6 million in the first quarter of fiscal 2010, compared to net cash used for investing activities of $24.8 million in the first quarter of fiscal 2009.  In the first quarter of fiscal 2010, net cash proceeds from the sale and maturity of short-term investments were $89.3 million, partially offset by cash used to purchase short-term investments of $69.7 million. In addition, we used $3.0 million to purchase capital equipment and $6.0 million for the Leadis acquisition.  In the first quarter of fiscal 2009, net cash used to purchase short-term investment was $57.0 million, partially offset by proceeds from the sale and maturity of short-term investments of $36.5 million. The purchase of capital equipment totaled approximately $4.3 million

Net cash provided by financing activities was less than $0.1 million in the first quarter of fiscal 2010, compared to net cash used for financing activities of $17.7 million in the first quarter of fiscal 2009, primarily due to the absence of repurchases of common stock during the first quarter of fiscal 2010.  In the first quarter of fiscal 2010, we received less than $0.1 million from the exercise of employee stock options.  In the first quarter of fiscal 2009, we repurchased approximately $22.3 million of common stock, offset by proceeds of approximately $4.6 million from the exercise of employee stock options and the issuance of stock under our employee stock purchase plan.

We anticipate capital expenditures of approximately $21.0 million during fiscal 2010 to be financed through cash generated from operations and existing cash and investments.  This estimate includes $2.8 million in capital expenditures in the first quarter of fiscal 2010.

We believe that existing cash and investment balances, together with cash flows from operations, will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months. We may choose to investigate other financing alternatives; however, we cannot be certain that additional financing will be available on satisfactory terms.

Off-balance Sheet Arrangements

As of June 28, 2009, we had no off-balance sheet arrangements, as defined under SEC Regulation S-K Item 303(a)(4).

Subsequent Events

On August 3, 2009,  we entered into a Foundry Agreement (the “Agreement”) with Taiwan Semiconductor Manufacturing Co., Ltd., a company duly incorporated under the laws of the Republic of China, and TSMC North America, a California corporation (together with Taiwan Semiconductor Manufacturing Co., Ltd., “TSMC”).  The Agreement sets forth the terms by which TSMC will manufacture certain of our semiconductor products and provide certain foundry services to us.  On August 3, 2009, in connection with the plan to transition the manufacture of products to TSMC, our management, with prior approval of the Board of Directors, approved a plan to exit wafer production operations at our Oregon fabrication facility.  The transition is expected to take approximately two years to complete.  If unsuccessful in our efforts to sell the Oregon facility to a buyer that can continue fabrication operations, we estimate we will incur total charges of approximately $15 million to $25 million to exit the facility.  These aggregate exit costs are expected to consist primarily of expenses related to employee severance, retention, and post-employment benefits, and expenses associated with the decommissioning of equipment and the facility. We estimate we will incur costs of approximately $10 million in severance, retention, and post-employment benefits, of which approximately $4 million to $6 million is expected to be recorded in the second quarter of fiscal 2010. Costs of approximately $5 million to $15 million associated with closure activities related to decommissioning of equipment and the facility are expected to be recorded in future periods as incurred.  Substantially all of the exit costs are expected to result in cash expenditures.

On July 17, 2009, we completed the sale of certain assets related to our network search engine business (the "NWD Assets") to NetLogic Microsystems, Inc ("Netlogic"), pursuant to an Asset Purchase Agreement by and between the Company and NetLogic dated April 30, 2009 (the "Agreement"). Upon closing of the transaction, NetLogic paid the Company $100 million in cash consideration, which included inventory valued at approximately $10 million (subject to adjustment) and assumed specified liabilities related to these assets. In connection with the sale of NWD Assets, we impaired a note receivable net of deferred gain and recognized a loss of $2.0 million in the first quarter of fiscal 2010.  The note receivable was related to foundry services as such the impairment charge was recorded to cost of goods sold.

On June 29, 2009, we completed the acquisition of Tundra Semiconductor Corporation (“Tundra”), a Canadian Public Company based in Ottawa, pursuant to the Arrangement Agreement by and between the Company and Tundra, dated as of April 30, 2009, Tundra became an indirect, wholly owned subsidiary of IDT. Pursuant to the Arrangement Agreement and the Plan of Arrangement implemented in connection therewith, total consideration to be paid for each common share of Tundra was CDN $6.25. The total aggregate consideration for the acquisition consisted of CDN $120.8 million funded by IDT's existing cash on hand. In addition, as part of the consideration in the Acquisition, (i) IDT assumed options to purchase up to 802,850 shares of IDT common stock and (ii) Tundra made a payment of approximately CDN $1.83 million in connection with the cash-out of specified "in-the-money options" to purchase Tundra common stock and restricted share units.

On June 29, 2009, we initiated a restructuring plan to reduce our workforce by approximately 4.1%. We have taken this action following the acquisition of Tundra and an assessment of ongoing personnel needs in light of the acquisition. In connection with these actions, we estimate that we will incur approximately $7.8 million to $8.2 million in connection with cash expenditures for severance and related costs. Of the approximately $7.8 million to $8.2 million, approximately $7.1 million will result in cash expenditures in the second quarter of fiscal 2010 ending September 27, 2009 and approximately $0.7 million to $1.1 million will result in cash expenditures in the third quarter of fiscal 2010 ending December 27, 2009. We expect to complete this restructuring initiative by the end of the third quarter of fiscal 2010 ending December 27, 2009.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standard Board (FASB) issued SFAS 168, The FASB Accounting Standards Codification’ and the Hierarchy of Generally Accepted Accounting Principles (SFAS 168). SFAS 168 establishes the FASB Accounting Standards Codification (Codification), which officially launched July 1, 2009, to become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification. Generally, the Codification is not expected to change U.S. GAAP. All other accounting literature excluded from the Codification will be considered non-authoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We are currently evaluating the impact of the pending adoption of SFAS 168 on our consolidated financial statements.

In May 2009, the FASB issued SFAS 165, Subsequent Events (SFAS 165), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This statement sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. SFAS 165 also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued. This statement is effective for interim or annual reporting periods ending after June 15, 2009. We adopted SFAS 165 in the first quarter of fiscal 2010. The adoption of SFAS 165 did not have a significant impact on our condensed consolidated financial statements or related footnotes. See Note 20 – “Subsequent Events” in Part I, Item 1 for further discussion.

In April 2009, the FASB issued FASB Staff Position (FSP) SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, (SFAS 107), to require an entity to provide interim disclosures about the fair value of all financial instruments within the scope of SFAS 107 as well as in annual financial statements.  Additionally, this FSP requires disclosures of the methods and significant assumptions used in estimating the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods. This FSP is effective for interim and annual periods ending after June 15, 2009. We adopted this pronouncement in the first quarter of fiscal 2010. The adoption of this pronouncement did not have a significant impact on our condensed consolidated financial position and results of operations.

In April 2009, the FASB issued FASB Staff Position (FSP) SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Order (FSP SFAS 157-4). FSP SFAS 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS 157 Fair Value Measurements. The FSP relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what SFAS 157 states is the objective of fair value measurement ––to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. The FSP will be effective for interim and fiscal years beginning after June 15, 2009. We are currently evaluating the potential impact of FSP SFAS 157-4.

In April 2009, the FASB issued FSP SFAS 141(R)-1 Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (FSP SFAS 141(R)-1). FSP SFAS 141(R)-1 amends the provisions in SFAS 141(R) for the initial recognition and measurement, subsequent measurement and accounting and disclosures for assets and liabilities arising from contingencies in business combinations. FSP SFAS 141(R)-1 eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in SFAS 141(R) and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. FSP SFAS 141(R)-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the fiscal year beginning after December 15, 2008. We adopted this pronouncement in the first quarter of fiscal 2010.  See Note 11 – “Business Combinations” in Part I, Item 1 for further discussion.

 In April 2009, the FASB issued FSP SFAS 115-2 and SFAS 124-2 Recognition of Other-Than-Temporary-Impairments. This FSP amends the other-than-temporary impairment guidance for debt securities and improves the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. We adopted this pronouncement in the first quarter of fiscal 2010 and the adoption of this pronouncement did not have a material impact on our condensed consolidated financial position and results of operations.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (FSP EITF 03-6-1). FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. We adopted this pronouncement in the first quarter of fiscal 2010 and the adoption of this pronouncement did not have a material impact on our condensed consolidated financial position and results of operations.

In April 2008, the FASB issued FSP SFAS 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets. The intent of the position is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the intangible asset. FSP SFAS 142-3 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of the pending adoption of FSP SFAS 142-3 on our consolidated financial statements.

In February 2008, FASB issued FASB Staff Position (FSP) 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (FSP SFAS 157-1) and FSP SFAS 157-2, Effective Date of FASB Statement No. 157 (FSP SFAS 157-2). FSP SFAS 157-1 amends SFAS 157 to remove certain leasing transactions from its scope and was effective upon issuance. FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2010. In October 2008, the FASB issued FSP SFAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (FSP SFAS 157-3), which clarifies the application of SFAS 157 as it relates to the valuation of financial assets in an inactive market. FSP SFAS 157-3 was effective upon issuance. We adopted FSP SFAS 157-2 in the first quarter of fiscal year 2010.

In December 2007, the FASB issued SFAS 141(R), Business Combinations (SFAS 141(R)). The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We adopted this pronouncement in the first quarter of fiscal 2010.  See Note 11 – “Business Combinations” in Part I, Item 1 for further discussion.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our interest rate risk relates primarily to our short-term investments of $140.9 million as of June 28, 2009. By policy, we limit our exposure to long-term investments and mitigate the credit risk through diversification and adherence to a policy requiring the purchase of highly rated securities. As of June 28, 2009, the Company’s cash, cash equivalents and investment portfolio was concentrated in securities with same day liquidity and at the end of fiscal 2009, a substantial majority of securities in our investment portfolio had maturities of less than two years. Although a hypothetical 10% change in interest rates could have a material effect on the value of our investment portfolio at a given time, we normally hold these investments until maturity, which results in no realized impact on results of operations or cash flows.  We do not currently use derivative financial instruments in our investment portfolio.

In addition, we maintain assets in a separate trust that is invested in corporate owned life insurance intended to substantially offset the liability under the deferred compensation plan.  The fair value of assets, determined based on the value of the underlying mutual funds was $10.5 million as of June 28, 2009.  The deferred compensation obligation under the arrangement is classified in Other Long-Term Liabilities within the Consolidated Balance Sheet.  As of June 28, 2009, the fair value of the obligation was $12.0 million.

At June 28, 2009, we had no outstanding debt.

We are exposed to foreign currency exchange rate risk as a result of international sales, assets and liabilities of foreign subsidiaries, local operating expenses of our foreign entities and capital purchases denominated in foreign currencies.  We may use derivative financial instruments to help manage our foreign currency exchange exposures.  We do not enter into derivatives for speculative or trading purposes. We performed a sensitivity analysis as of June 28, 2009 and determined that, without hedging the exposure, a 10% change in the value of the U.S. dollar would result in an approximate 0.4% impact on gross profit margin percentage, as we operate manufacturing facilities in Malaysia and Singapore, and an approximate 4.4% impact to operating expenses (as a percentage of revenue) as we operate sales offices in Japan and throughout Europe and design centers in the U.S., China and Canada.  At June 28, 2009 we had an outstanding foreign exchange contract partially hedging one of our foreign operation’s assets and liabilities.  An immaterial amount of net losses were included in interest income and other, net during the first three months of fiscal 2010.

We did not have any currency exposure related to any outstanding capital purchases as of June 28, 2009.

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

At June 28, 2009, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level.  There have been no changes in our internal controls over financial reporting during the Company’s most recent fiscal quarter that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

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

In April 2008, LSI Corporation and its wholly owned subsidiary Agere Systems Inc. (collectively “LSI”) instituted an action in the United States International Trade Commission (ITC or “Commission”), naming the Company and 17 other respondents.  The ITC action seeks an exclusion order to prevent importation into the U.S. of semiconductor integrated circuit devices and products made by methods alleged to infringe an LSI patent relating to tungsten metallization in semiconductor manufacturing. LSI also filed a companion case in the U.S. District Court for the Eastern District of Texas seeking an injunction and damages of an unspecified amount relating to such alleged infringement. Since the initiation of both actions, five additional parties have been named as respondents/defendants in the respective actions. Some of the defendants in the action have since settled the claims against them. The action in the U.S. District Court has been stayed pending the outcome of the ITC action. The hearing in the ITC action was conducted July 20, 2009 through July 27, 2009.  The Initial Determination of the Administration Law Judge is currently due by September 21, 2009.  That determination is subject to review by the Commission, with a Final Determination due by January 21, 2010.  We will continue to vigorously defend ourselves against the claims in these actions

We cannot predict the outcome or provide an estimate of any possible losses in the cases currently pending against the Company.  The continuing litigation could be costly, divert our management’s attention and could have a material and adverse effect on our business, results of operations, financial condition or cash flows. We intend to vigorously defend these actions. We are currently a party to various other legal proceedings, claims, disputes and litigation arising in the ordinary course of business. Based on our own investigations, we do not believe the ultimate outcome of such proceedings, individually and in the aggregate, will have a material adverse effect on our financial position, results of operation or cash flows. However, because of the nature and inherent uncertainties of such litigation and investigations, should the outcome of these actions be unfavorable, our business, financial condition, results of operations or cash flows could be materially and adversely affected

ITEM 1A.  RISK FACTORS

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

Our operating results can fluctuate dramatically.  Our operating results have fluctuated in the past and are likely to vary in the future.  For example, we recorded net losses of $1.0 billion in fiscal 2009, net income of $34.2 million in fiscal 2008 and net losses of $7.6 million in fiscal 2007. Fluctuations in operating results can result from a wide variety of factors, including:

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

Unprecedented adverse changes in global financial markets and rapidly deteriorating business conditions in the world’s developed economies has resulted in tighter credit conditions and a global economic contraction through the end of first quarter of fiscal 2010.  For the period ended June 28, 2009, continued concerns about the systemic impact of inflation and deflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market, a declining real estate market in the U.S. and added concerns fueled by the federal government interventions in the U.S. financial and credit markets have contributed to instability in both U.S. and international capital and credit markets, reduced corporate profits and capital spending, weakened demand and diminished expectations for the U.S. and global economy.  These conditions, combined with volatile oil prices, declining business and consumer confidence and increased unemployment have contributed to substantial volatility and a significant economic recession.

As a result of these market and business conditions, the cost and availability of capital and credit have been and may continue to be adversely affected by illiquid credit markets and wider credit spreads.  If these market conditions continue, they may limit our ability, and the ability of our customers, to timely borrow and access the capital and credit markets to meet liquidity needs, resulting in an adverse effect on our financial condition and results of operations.  Poor credit market conditions and the contraction of global economic activity may have an adverse effect on the financial condition of our customers.  Should one or more of our major customers become financially constrained, or insolvent, our revenues and results of operations may be adversely affected. The economic slowdown may lead to reduced customer spending for semiconductors and weakened demand for our products which is likely to have a negative impact on revenue, gross profit and results of operations.  Reduced customer spending and weakened demand may drive the semiconductor industry to reduce product pricing, which would also have a negative impact on revenue, gross profit and results of operations.  In addition, the semiconductor industry has traditionally been highly cyclical and has often experienced significant downturns in connection with, or in anticipation of, deterioration in general economic conditions and we cannot accurately predict how severe and prolonged any downturn might be.

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

We have made and may continue to make acquisitions and divestitures which could divert management’s attention, cause ownership dilution to our stockholders, be difficult to integrate and/or adversely affect our financial results. Acquisitions and divestitures are commonplace in the semiconductor industry and we have and may continue to acquire or divest businesses or technologies. Integrating newly acquired businesses or technologies could put a strain on our resources, could be costly and time consuming, and might not be successful. Acquisitions or divestitures could divert our management’s attention from other business concerns. In addition, we might lose key employees while integrating new organizations. Acquisitions and divestitures could also result in customer dissatisfaction, performance problems with an acquired company or technology, dilutive or potentially dilutive issuances of equity securities, the incurrence of debt, the assumption or incurrence of contingent liabilities, or other unanticipated events or circumstances, any of which could harm our business. Consequently, we might not be successful in integrating any acquired businesses, products or technologies, and might not achieve anticipated revenues and cost benefits.
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

The costs associated with the legal proceedings in which we are involved can be substantial, specific costs are unpredictable and not completely within our control, and unexpected increases in litigation costs could adversely affect our operating results.  We are currently involved in legal proceedings, as described below in Part II, Item 1 "Legal Proceedings."  The costs associated with legal proceedings are typically high, relatively unpredictable and are not completely within our control.  While we do our best to forecast and control such costs, the costs may be materially more than expected, which could adversely affect our operating results. Moreover, we may become involved in unexpected litigation with additional companies at any time, which would increase our aggregate litigation costs and could adversely affect our operating results.  We are not able to predict the outcome of any of our legal actions and an adverse decision in any of our legal actions could significantly harm our business and financial performance.

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

We are dependent on a concentrated group of customers for a significant part of our revenues.    A large portion of our revenues depends on sales to a limited number of customers.  If these relationships were to diminish, or if these customers were to develop their own solutions or adopt a competitor’s solution instead of buying our products, our results could be adversely affected. For example, any diminished relationship with one or more of our key customers could adversely affect our results. While we historically have made relatively few sales to Cisco Systems, Inc. directly, when all channels of distribution are considered, including sales of product to electronic manufacturing service providers (“EMS”) customers, we estimate that end-customer sales to Cisco represented approximately 10 - 20% of our annual revenues.

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

Finally, we utilize a relatively small number of global and regional distributors around the world, who buy product directly from us on behalf of their customers. For example, one family of distributors, Maxtek and its affiliates, represented approximately 16% of our revenues for the first quarter of fiscal 2010 and represented approximately 21% of our gross accounts receivable as of June 28, 2009.  If our business relationships were to diminish or any of these global distributors were to file for bankruptcy or otherwise experience significantly adverse financial conditions, our business could be adversely impacted. Because we continue to be dependent upon continued revenue from a small group of OEM end customers, global and regional distributors, any material delay, cancellation or reduction of orders from or loss of these or  other major customers could cause our sales to decline significantly, and we may not be able to reduce the accompanying expenses at the same rate.

We are exposed to potential impairment charges on certain assets.  Over the past several years, we have made several acquisitions.  As a result of these acquisitions, we had over $1 billion of goodwill and over $204 million of intangible assets on our balance sheet at the beginning of fiscal 2009.  As a result of our interim impairment analysis in the third quarter of 2009 and annual impairment analysis in the fourth quarter of fiscal 2009, we recorded a goodwill impairment charge of $946.3 million and acquisition-related intangible asset impairment charge of $79.4 million in fiscal 2009. In determining fair value, we consider various factors including our market capitalization, forecasted revenue and costs, risk-adjusted discount rates, future economic and market conditions, determination of appropriate market comparables and expected periods over which our assets will be utilized and other variables.

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

Tax benefits we receive may be terminated or reduced in the future, which would increase our costs.  As a result of our international manufacturing operations, a significant portion of our worldwide profits are in jurisdictions outside the United States, including Bermuda, Singapore and Malaysia which offer significant reductions in tax rates.  These lower tax rates allow us to record a relatively low tax expense on a worldwide basis.  Under current Bermuda law, we are not subject to tax on our income and capital gains.  If US corporate income tax laws were to change regarding deferral of manufacturing profits or other issues impacting our operating structure, this would have a significant impact to our financial results.  President Obama’s Administration recently announced new U.S. tax legislative proposals that, if enacted, would adversely impact our effective tax rate and overall tax paying position in the US.

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

International operations add increased volatility to our operating results.    A substantial percentage of our revenues are derived from international sales, as summarized below:

(percentage of total revenues)	First three months of fiscal 2010	Fiscal 2009	Fiscal 2008
Americas	20%	20%	28%
Asia Pacific	65%	63%	56%
Japan	8%	9%	9%
Europe	7%	8%	7%
Total	100%	100%	100%

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

In addition, as much of our revenues are generated outside the United States, a significant portion of our cash and investment portfolio accumulates offshore.  At June 28, 2009, we had cash, cash equivalents and investments of approximately $216.4 million invested overseas in accounts belonging to various IDT foreign operating entities.  While these amounts are primarily invested in U.S. dollars, a portion is held in foreign currencies, and all offshore balances are exposed to local political, banking, currency control and other risks.  In addition, these amounts may be subject to tax and other transfer restrictions.

Our results of operations could vary as a result of the methods, estimates and judgments we use in applying our accounting policies.  The methods, estimates and judgments we use in applying our accounting policies have a significant impact on our results of operations (see “Significant Accounting Policies” in Part I, Item 1 of this Form 10-Q).  Such methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and factors may arise over time that leads us to change our methods, estimates and judgments.  Changes in those methods, estimates and judgments could significantly affect our results of operations.  In particular, the calculation of stock-based compensation expense under SFAS 123(R) requires us to use valuation methodologies that were not developed for use in valuing employee stock options and make a number of assumptions, estimates and conclusions regarding matters such as expected forfeitures, expected volatility of our share price and the exercise behavior of our employees.  Changes in these variables could impact our stock-based compensation expense and have a significant impact on our gross margins, R&D and SG&A expenses.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information with respect to repurchases of our common stock during the first quarter of fiscal 2010:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
March 30, 2009 – April 26, 2009	--	--	--	$77,894,774
April 27, 2009 – May 24, 2009	--	--	--	$77,894,774
May 25, 2009 – June 28, 2009	--	--	--	$77,894,774
Total	--	--	--

(1)  On January 18, 2007, our Board of Directors initiated a $200 million share repurchase program. During fiscal 2008, our Board of Directors approved a $200 million expansion of the share repurchase program to a total $400 million.  In fiscal 2008 and fiscal 2007, we repurchased approximately 28.9 million shares and 1.6 million at an average price of $11.60 per share and $15.95 per share for a total purchase price of $334.8 million and $25.0 million, respectively.  On April 30, 2008, our Board of Directors approved an additional $100 million expansion of the share repurchase program to a total $500 million.  In fiscal 2009, we repurchased approximately 8.4 million shares at an average price of $7.46 per share for a total purchase price of $62.3 million.  We did not repurchase any shares in the first quarter of fiscal 2010.  As of June 28, 2009, approximately $77.9 million was available for future purchase under the share repurchase program.  Share repurchases were recorded as treasury stock and resulted in a reduction of stockholders’ equity.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

On July 22, 2009, the Board adopted and approved the Amended and Restated Bylaws of the Company (the “Amended and Restated Bylaws”). The previous bylaws were amended and restated to reduce the disclosure requirements for a stockholder request to fix a record date for stockholder actions by written consent. The previous bylaws required certain disclosure requirements be made to constitute a proper notice and request for the Board of Directors to fix a record date in connection with stockholder actions by written consent. These disclosure requirements have been deleted in the Amended and Restated Bylaws.

ITEM 6.    EXHIBITS

(a)   The following exhibits are filed herewith:

Exhibit number	Description

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, dated August 6, 2009.
31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, dated August 6, 2009.
32.1	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350 dated August 6, 2009.
32.2	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended and 18 U.S.C. Section 1350 dated August 6, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRATED DEVICE TECHNOLOGY, INC.
Date: August 6, 2009	/S/ THEODORE L. TEWKSBURY III Theodore L.Tewksbury III President and Chief Executive Officer
Date: August 6, 2009	/S/ RICHARD D. CROWLEY, JR. Richard D. Crowley, Jr. Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit number	Description

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, dated August 6, 2009.
31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, dated August 6, 2009.
32.1	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350 dated August 6, 2009.
32.2	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended and 18 U.S.C. Section 1350 dated August 6, 2009.