Form 10-Q
period 2009-09-27
INTEGRATED DEVICE TECHNOLOGY INC
filed 2009-11-05
CIK 703361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2009

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

The number of outstanding shares of the registrant's Common Stock, $.001 par value per share, as of October 26, 2009, was approximately 166,031,372.

INTEGRATED DEVICE TECHNOLOGY, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 27, 2009

PART I—FINANCIAL INFORMATION

PART I    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)

INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three months ended		Six months ended
	Sept. 27, 2009	Sept. 28, 2008	Sept. 27, 2009	Sept. 28, 2008
Revenues	$139,504	$200,541	$255,458	$388,749
Cost of revenues	88,373	113,388	157,162	217,137
Gross profit	51,131	87,153	98,296	171,612

Operating expenses:
Research and development	41,455	41,532	77,770	85,151
Selling, general and administrative	30,662	32,211	56,097	65,176
Total operating expenses	72,117	73,743	133,867	150,327

Operating income (loss)	(20,986)	13,410	(35,571)	21,285
Gain on divestiture	82,747	--	82,747	--
Interest expense	(11)	(15)	(30)	(33)
Interest income and other, net	1,199	384	2,624	1,849

Income before income taxes	62,949	13,779	49,770	23,101
Provision for income taxes	2,409	2,104	3,351	2,272

Net income	$60,540	$11,675	$46,419	$20,829

Basic net income per share	$0.37	$0.07	$0.28	$0.12
Diluted net income per share	$0.36	$0.07	$0.28	$0.12

Weighted average shares:
Basic	165,591	169,570	165,511	170,325
Diluted	166,075	169,752	165,853	170,586

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE DATA)

	September 27, 2009	March 29, 2009
Assets
Current assets:
Cash and cash equivalents	$176,460	$136,036
Short-term investments	182,401	160,037
Accounts receivable	59,897	54,894
Inventories	64,634	69,722
Deferred tax assets	1,696	1,696
Prepayments and other current assets	21,674	19,881
Total current assets	506,762	442,266

Property, plant and equipment, net	72,287	71,561
Goodwill	101,225	89,404
Acquisition-related intangibles, net	65,201	50,509
Other assets	26,495	24,627
Total assets	$771,970	$678,367

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$35,988	$25,837
Accrued compensation and related expenses	19,251	18,820
Deferred income on shipments to distributors	17,010	16,538
Income taxes payable	3,471	457
Other accrued liabilities	30,336	21,206
Total current liabilities	106,056	82,858

Deferred tax liabilities	3,381	3,220
Long-term income tax payable	21,011	20,907
Other long-term obligations	25,794	14,314
Total liabilities	156,242	121,299

Commitments and contingencies (Notes 16 and 17)
Stockholders' equity:
Preferred stock; $.001 par value: 10,000 shares authorized; no shares issued	--	--
Common stock; $.001 par value: 350,000 shares authorized; 166,026 and 165,298 shares outstanding at September 27, 2009 and March 29, 2009, respectively	166	165
Additional paid-in capital	2,294,729	2,283,601
Treasury stock; at cost: 57,752 shares at September 27, 2009 and March 29, 2009, respectively	(777,847)	(777,847)
Accumulated other comprehensive income	1,982	870
Accumulated deficit	(903,302)	(949,721)
Total stockholders' equity	615,728	557,068
Total liabilities and stockholders' equity	$771,970	$678,367

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED; IN THOUSANDS)

	Six months ended
	September 27, 2009	September 28 2008
Cash flows provided by operating activities:
Net income	$46,419	$20,829
Adjustments:
Depreciation	11,970	13,263
Amortization of intangible assets	11,327	41,451
Gain from divestiture of the NWD assets	(82,747)	--
Stock-based compensation expense, net of amounts capitalized in inventory	8,178	16,771
Note receivable net of deferred gain write off	2,002	--
Deferred tax provision	161	474
Changes in assets and liabilities (net of effects of acquisitions and divestiture):
Accounts receivable, net	(3,743)	(5,163)
Inventories	17,457	3,517
Prepayments and other assets	3,091	8,645
Accounts payable	8,066	332
Accrued compensation and related expenses	(1,235)	556
Deferred income on shipments to distributors	(1,876)	(1,935)
Income taxes payable and receivable	3,565	6,044
Other accrued liabilities and long term liabilities	7,375	1,451
Net cash provided by operating activities	30,010	106,235

Cash flows provided by (used for) investing activities
Acquisitions, net of cash acquired	(64,482)	--
Proceeds from divestiture of the NWD assets	100,000	--
Purchases of property, plant and equipment	(6,291)	(8,434)
Purchases of short-term investments	(144,973)	(103,988)
Proceeds from sales of short-term investments	78,327	17,216
Proceeds from maturities of short-term investments	44,516	72,415
Net cash provided by (used for) investing activities	7,097	(22,791)

Cash flows provided by (used for) financing activities
Proceeds from issuance of common stock	2,227	8,921
Repurchase of common stock	--	(37,426)
Net cash provided by (used for) financing activities	2,227	(28,505)

Effect of exchange rates on cash and cash equivalents	1,090	(854)
Net increase in cash and cash equivalents	40,424	54,085
Cash and cash equivalents at beginning of period	136,036	131,986
Cash and cash equivalents at end of period	$176,460	$186,071

Supplemental disclosure of non-cash investing and financing activities
Common stock options assumed in connection with Tundra acquisition	$721	$--

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1
Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Integrated Device Technology, Inc. (“IDT” or the “Company”) contain all adjustments that are, in the opinion of management, necessary to state fairly the interim financial information included therein.  The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts in the Company’s financial statements and the accompanying notes. Actual results could differ from those estimates.

These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 29, 2009.  Operating results for the three months and six months ended September 27, 2009 are not necessarily indicative of operating results for an entire fiscal year.

In accordance with authoritative guidance for subsequent events, the Company has evaluated the period from September 27, 2009, the date of the financial statements, through November 5, 2009, the date of the issuance of the financial statements and the date of the filing of this Form 10-Q for subsequent events.  See Note 21 — “Subsequent Event” for further discussion.

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

Trading Securities.  Trading securities are stated at fair value, with gains or losses resulting from changes in fair value recognized currently in earnings. The Company elects to classify as “trading” assets a portion of its marketable equity securities, which are included in the other assets on the Company's Condensed Consolidated Balance Sheets. These investments consist exclusively of a marketable equity portfolio held to generate returns that seek to offset changes in liabilities related to certain deferred compensation arrangements. Gains or losses from changes in the fair value of these equity securities are recorded as non-operating earnings which are offset by losses or gains on the related liabilities recorded as compensation expense.

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

In the APAC region, the Company has distributors for which revenue is recognized upon shipment, with reserves recorded for the estimated return and pricing adjustment exposures.   The determination of the amount of reserves to be recorded for stock rotation rights requires the Company to make estimates as to the amount of product which will be returned by customers within their limited contractual rights.  The Company utilizes historical return rates to estimate the exposure in accordance with authoritative guidance for Revenue Recognition When Right of Return Exists. In addition, from time-to-time, the Company is required to give pricing adjustments to distributors for product purchased in a given quarter that remains in their inventory.  These amounts are estimated by management based on discussions with customers, assessment of market trends, as well as historical practice.

Based on the terms in the agreements with its distributors and the application of this policy, the Company recognizes revenue once the distributor sells our products to an end-customer for North American and European distributors and recognizes revenue upon shipment to Japanese and other Asian distributors.

Stock-based Compensation. The fair value of employee restricted stock units is equal to the market value of the Company’s common stock on the date the award is granted.  The Company estimates the fair value of employee stock options and the right to purchase shares under the employee stock purchase plan using the Black-Scholes valuation model, consistent with the Financial Accounting Standard Board's (FASB) authoritative guidance for share-based payment.  Option-pricing models require the input of highly subjective assumptions, including the expected term of options and the expected price volatility of the stock underlying such options.  In addition, the Company is required to estimate the number of stock-based awards that will be forfeited due to employee turnover based on historical trends.  The Company attributes the value of stock-based compensation to expense on an accelerated method.  Finally, the Company capitalizes into inventory a portion of the periodic stock-based compensation expense that relates to employees working in manufacturing activities.

The Company updates the expected term of stock option grants annually based on its analysis of the stock option exercise behavior over a period of time.  The interest rate is based on the average U.S. Treasury interest rate in effect during the applicable quarter.  The Company believes that the implied volatility of its common stock is an important consideration of overall market conditions and a good indicator of the expected volatility of its common stock.  However, due to the limited volume of options freely traded over the counter, the Company believes that implied volatility, by itself, is not representative of the expected volatility of its common stock.  Therefore, upon the adoption of FASB authoritative guidance for stock-based payment at the beginning of fiscal 2007, the Company revised the volatility factor used to estimate the fair value of its stock-based awards which now reflects a blend of historical volatility of its common stock and implied volatility of call options and dealer quotes on call options, generally having a term of less than twelve months.  The Company has not paid, nor does it have current plans to pay dividends on its common stock in the foreseeable future.

Income Taxes.  The Company accounts for income taxes under an asset and liability approach that requires the expected future tax consequences of temporary differences between book and tax bases of assets and liabilities be recognized as deferred tax assets and liabilities. Generally accepted accounting principles require the Company to evaluate the ability to realize the value of its net deferred tax assets on an ongoing basis. A valuation allowance is recorded to reduce the net deferred tax assets to an amount that will more likely than not be realized. Accordingly, the Company considers various tax planning strategies, forecasts of future taxable income and its most recent operating results in assessing the need for a valuation allowance. In the consideration of the ability to realize the value of net deferred tax assets, recent results must be given substantially more weight than any projections of future profitability. Since the fourth quarter of fiscal 2003, the Company has determined that, under applicable accounting principles, it could not conclude that it was more likely than not that the Company would realize the value of its net deferred tax assets. The Company’s assumptions regarding the ultimate realization of these assets remained unchanged in the second quarter of fiscal 2010 and accordingly, the Company continues to record a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized.

On April 2, 2007, the Company adopted FASB authoritative guidance which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result of the implementation of this guidance, the Company recognizes the tax liability for uncertain income tax positions on the income tax return based on the two-step process prescribed in the interpretation. The first step is to determine whether it is more likely than not that each income tax position would be sustained upon audit. The second step is to estimate and measure the tax benefit as the amount that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority. Estimating these amounts requires the Company to determine the probability of various possible outcomes. The Company evaluates these uncertain tax positions on a quarterly basis. This evaluation is based on the consideration of several factors including changes in facts or circumstances, changes in applicable tax law, settlement of issues under audit, and new exposures. If the Company later determines that the exposure is lower or that the liability is not sufficient to cover its revised expectations, the Company adjusts the liability and effect a related change in its tax provision during the period in which the Company makes such determination.

Note 3
Recent Accounting Pronouncements

In June 2009, the FASB issued the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“Codification”). This authoritative guidance establishes the Codification, which officially launched on July 1, 2009, to become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification. Generally, the Codification is not expected to change U.S. GAAP. All other accounting literature excluded from the Codification will be considered non-authoritative. This guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted this guidance in the second quarter of fiscal 2010. The adoption of this guidance did not have a significant impact on the Company’s condensed consolidated financial statements or related footnotes.

In May 2009, the FASB issued accounting guidance for subsequent events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. This guidance also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued. This guidance is effective for interim or annual reporting periods ending after June 15, 2009. The Company adopted this guidance in the first quarter of fiscal 2010. The adoption of this guidance did not have a significant impact on the Company’s condensed consolidated financial statements or related footnotes. See note 21 - "Subsequent Event" for further discussion.

In April 2009, the FASB issued authoritative fair value disclosure guidance for financial instruments. This guidance requires an entity to provide interim disclosures about the fair value of all financial instruments as well as in annual financial statements.  Additionally, this guidance requires disclosures of the methods and significant assumptions used in estimating the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods. This guidance is effective for interim and annual periods ending after June 15, 2009. The Company adopted this guidance in the first quarter of fiscal 2010. The adoption of this guidance did not have a significant impact on the Company condensed consolidated financial position and results of operations.

In April 2009, the FASB issued authoritative guidance for determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not order. This standard provides guidance on how to determine the fair value of assets and liabilities. The guidance relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms that the objective of fair value measurement––to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. The guidance is effective for interim and fiscal years beginning after June 15, 2009. The Company adopted this guidance in the first quarter of fiscal 2010. The adoption of this guidance did not have a significant impact on the Company’s condensed consolidated financial position and results of operations.

In April 2009, the FASB amended the existing guidance on accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies, including the initial recognition and measurement, subsequent measurement and accounting and disclosures for assets and liabilities arising from contingencies in business combinations. This guidance is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the fiscal year beginning after December 15, 2008. The Company adopted this guidance in the first quarter of fiscal 2010.  See Note 11 – “Business Combinations” in Part I, Item 1 for further discussion.

 In April 2009, the FASB amended the existing guidance on determining whether an impairment for investments in debt securities is other-than-temporary.  This guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The Company adopted this guidance in the first quarter of fiscal 2010 and the adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial position and results of operations.

In June 2008, the FASB issued the authoritative guidance for determining whether instruments granted in share-based payment transactions are participating securities.  This guidance states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. This guidance is effective for fiscal years beginning after December 15, 2008. The Company adopted this guidance in the first quarter of fiscal 2010 and the adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial position and results of operations.

In April 2008, the FASB amended the existing guidance on determination of the useful life of intangible assets. This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of the guidance is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the intangible asset. This guidance is effective for fiscal years beginning after December 15, 2008. The Company adopted this guidance in the first quarter of fiscal 2010.

In February 2008, the FASB amended the existing guidance on fair value measurements for purposes of lease classification to remove certain leasing transactions from its scope and was effective upon issuance. In addition, FASB issued authoritative guidance that provided a one year deferral for application of the new fair value measurement principles for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2010. The Company adopted this guidance in the first quarter of fiscal year 2010.  In October 2008, the FASB issued authoritative guidance on determining the fair value of a financial asset when the market for that asset is not active. This guidance was effective upon issuance. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial position and results of operations.

In December 2007, the FASB revised the authoritative guidance for business combinations. The guidance changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. This guidance is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company adopted this guidance in the first quarter of fiscal 2010.  See Note 11 – “Business Combinations” in Part I, Item 1 for further discussion.

Note 4
Net Income Per Share

Net income per share has been computed using weighted-average common shares outstanding.

	Three months ended		Six months ended
(in thousands, except per share amounts)	Sept. 27, 2009	Sept. 28, 2008	Sept. 27, 2009	Sept. 28, 2008
Net income	$60,540	$11,675	$46,419	$20,829

Weighted average common shares outstanding	165,591	169,570	165,511	170,325
Dilutive effect of employee stock options and restricted stock units	484	182	342	261
Weighted average common shares outstanding, assuming dilution	166,075	169,752	165,853	170,586
Basic net income per share	$0.37	$0.07	$0.28	$0.12
Diluted net income per share	$0.36	$0.07	$0.28	$0.12

Stock options to purchase 29.5 million shares and 29.6 million shares for the three and six month periods ended September 27, 2009, respectively, and 30.0 million for the three and six month periods ended September 28, 2008, respectively, were outstanding, but were excluded from the calculation of diluted earnings per share because the exercise price of the stock options was greater than the average share price of the common shares and therefore, the effect would have been anti-dilutive. In addition, unvested restricted stock units of 0.4 million and less than 0.1 million for the three and six months ended September 27, 2009, respectively, and 0.7 million and 0.5 million for the three and six months ended September 28, 2008, respectively, were excluded from the calculation because they were anti-dilutive after considering unrecognized stock-based compensation expense.

Note 5
Stock-Based Employee Compensation

Compensation Expense

The following table summarizes stock-based compensation expense by line items appearing in the Company’s Condensed Consolidated Statement of Operations:

	Three months ended		Six months ended
(in thousands)	Sept. 27, 2009	Sept. 28, 2008	Sept. 27, 2009	Sept. 28, 2008
Cost of revenue	$994	$1,183	$1,620	$1,969
Research and development	2,930	5,149	5,675	10,301
Selling, general and administrative	(6)	2,310	883	4,501
Total stock-based compensation expense	3,918	8,642	8,178	16,771
Tax effect on stock-based compensation expense (1)	--	--	--	--
Total stock-based compensation expense, net of related tax effects	$3,918	$8,642	$8,178	$16,771

(1)	Assumes a zero tax rate for each period presented as the Company has a full valuation allowance.

Stock-based compensation expense recognized in the Condensed Consolidated Statement of Operations is based on awards ultimately expected to vest.  The authoritative guidance for stock-based compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the second quarter of fiscal 2010, based on the new functionality available in the software used by the Company to administer its stock compensation programs, the Company has elected to true up its stock based compensation expense upon termination of employment at the forfeiture date rather than the vest date.  This change resulted in a $1.5 million credit to the Company’s stock-based compensation expense ($0.3 million increase in cost of revenue, $0.3 million decrease in research and development expense, and $1.5 million decrease in selling, general and administrative expense) for the three and six months ended September 27, 2009, respectively.  In addition, this change resulted in an increase of $0.01 per share in the basic net income per share for the three months ended September 27, 2010 and an increase of $0.01 per share in the basic and diluted net income per share for the six months ended September 27, 2010, respectively.  This change does not impact the total amount of stock based compensation expense that the Company will record.  However, it impacts the timing of when certain of the actual terminations and their impact on forfeitures are recorded.  The Company attributes the value of stock-based compensation to expense on an accelerated method.

The following table summarizes stock-based compensation expense associated with each type of award:

	Three months ended		Six months ended
(in thousands)	Sept. 27, 2009	Sept. 28, 2008	Sept. 27, 2009	Sept. 28, 2008
Employee stock options	$1,981	$6,315	$4,988	$12,443
Employee stock purchase plan (“ESPP”)	718	626	718	1,504
Restricted stock units (“RSUs”)	1,184	1,415	2,475	2,760
Change in amounts capitalized in inventory	35	286	(3)	64
Total stock-based compensation expense	$3,918	$8,642	$8,178	$16,771

On March 29, 2009, the Company’s 1984 ESPP expired.  No stock was issued under this employee stock purchase plan in the first quarter of fiscal 2010.  In the second quarter of fiscal 2010, the Company issued 0.4 million shares of common stock under its 2009 ESPP.

Valuation Assumptions

Assumptions used in the Black-Scholes valuation model and resulting weighted average grant-date fair values were as follows:

	Three months ended		Six months ended
	Sept. 27, 2009	Sept. 28, 2008	Sept. 27, 2009	Sept. 28, 2008
Stock option plans:
Expected Term	4.67 years	4.69 years	4.67 years	4.56 years
Risk-free interest rate	2.27%	2.87%	2.12%	3.00%
Volatility	42.3%	39.3%	45.8%	39.3%
Dividend Yield	0.0%	0.0%	0.0%	0.0%
Weighted average grant-date fair value	$2.44	$3.95	$2.15	$4.31
ESPP:
Expected Term	0.25 years	0.25 years	0.25 years	0.25 years
Risk-free interest rate	0.2%	1.9%	0.2%	1.57%
Volatility	62.5%	38.8%	62.5%	36.6%
Dividend Yield	0.0%	0.0%	0.0%	0.0%
Weighted average fair value	$1.65	$2.29	$1.65	$2.04

Equity Incentive Programs

The Company currently issues awards under three equity based plans in order to provide additional incentive and retention to directors and employees who are considered to be essential to the long-range success of the Company.  These plans are further described below.

1994 Stock Option Plan (1994 Plan)

In May 1994, the Company’s stockholders approved the 1994 Plan.  In September 2000, the Company’s stockholders elected to extend the plan to expire on July 26, 2010.  Under the 1994 Plan, 13,500,000 shares of common stock have been made available for issuance as stock options to employees, officers, directors, consultants, independent contractors and advisors of the Company and its affiliates.  Shares issuable upon exercise of stock options granted pursuant to the Company’s 1985 Incentive and Nonqualified Stock Option Plan that expire or become un-exercisable for any reason without having been exercised in full are also available for issuance under the 1994 Plan (not to exceed 10,000,000 shares).  Options granted by the Company under the 1994 Plan generally expire seven years from the date of grant and generally vest over a four-year period from the date of grant.  The exercise price of the options granted by the Company under the 1994 Plan shall not be less than 100% of the fair market value for a common share subject to such option on the date the option is granted.  As of September 27, 2009, 1,033,748 shares remain available for future grant under the 1994 Plan.

2004 Equity Plan (2004 Plan)

In September 2004, the Company’s stockholders approved the 2004 Plan.  Under the 2004 Plan, 28,500,000 shares of common stock have been made available for issuance as stock options, restricted stock awards, stock appreciation rights, performance awards, restricted stock unit awards, and stock-based awards to employees, directors and consultants, of which a maximum of 4,000,000 shares are eligible for non-option “full value” awards.  The 2004 Plan allows for time-based and performance-based vesting for the awards.  Options granted by the Company under the 2004 Plan generally expire seven years from the date of grant and generally vest over a four-year period from the date of grant, with one-quarter of the shares of common stock vesting on the one-year anniversary of the grant date and the remaining shares vesting monthly for the 36 months thereafter.  The exercise price of the options granted by the Company under the 2004 Plan shall not be less than 100% of the fair market value for a common share subject to such option on the date the option is granted.  Full value awards made under the 2004 Plan shall become vested over a period of not less than three years (or, if vesting is performance-based, over a period of not less than one year) following the date such award is made; provided, however, that full value awards that result in the issuance of an aggregate of up to 5% of common stock available for issuance under the 2004 Plan may be granted to any one or more participants without respect to such minimum vesting provisions.  As of September 27, 2009, 7,200,859 shares remain available for future grant under the 2004 Plan.

Restricted stock units available for grant by the Company under the 2004 Plan generally vest over a 48-month period from the grant date.  Prior to vesting, participants holding restricted stock units do not have shareholder rights.  Shares are issued on or as soon as administratively practicable following the vesting date of the restricted stock units and upon issuance, recordation and delivery, the participant will have all the rights of a shareholder of the Company with respect to voting such stock and receipt of dividends and distributions on such stock.  As of September 27, 2009, 1,876,638 restricted stock unit awards were outstanding under the 2004 Plan.

The following table summarizes the Company’s stock option activities for the six months ended September 27, 2009:

(in thousands, except per share amounts)	Shares	Weighted Average Exercise Price
Options outstanding as of March 29, 2009	27,544	$12.30
Granted	4,100	6.55
Exercised	(2)	1.57
Canceled, forfeited or expired	(1,450)	13.33
Options outstanding as of September 27, 2009	30,192	11.47
Options exercisable at September 27, 2009	22,499	$12.42

As of September 27, 2009, the weighted average remaining contractual life of options outstanding was 3.4 years and the aggregate intrinsic value was $6.0 million.  The weighted average remaining contractual life of options exercisable was 2.6 years and the aggregate intrinsic value was $0.2 million.  Unrecognized compensation cost related to non-vested stock-based awards, net of estimated forfeitures, was $10.0 million and will be recognized over a weighted average period of 1.4 years.

As of September 27, 2009, stock options vested and expected to vest totaled approximately 28.9 million shares, with a weighted-average exercise price of $11.64 per share and a weighted average remaining contractual life of 3.3 years.  The aggregate intrinsic value was approximately $4.8 million.

	Three months ended		Six months ended
(in thousands)	Sept. 27, 2009	Sept. 28, 2008	Sept. 27, 2009	Sept. 28, 2008
Net cash proceeds from options exercised	$1	$1,971	$3	$3,226
Total intrinsic value of options exercised	$2	$589	$6	$734
Realized excess tax benefits from options exercised (1)	$0	$0	$0	$0

(1) Excess tax benefits from the exercise of stock options, if any, are presented in the Company’s Condensed Consolidated Statement of Cash Flows as financing cash flows rather than operating expenses.

The following table summarizes the Company’s restricted stock unit activities for the six months ended September 27, 2009:

	Shares (in thousands)	Weighted Average Grant Date Fair Value
RSU’s outstanding as of March 29, 2009	1,238	$12.09
Granted	1,010	5.23
Released	(292)	12.95
Forfeited	(79)	11.19
Outstanding at September 27, 2009	1,877	$8.30

As of September 27, 2009, there was approximately $6.8 million of unrecognized compensation cost related to restricted stock units granted under the Company’s equity incentive plans.  The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.9 years.

As of September 27, 2009, restricted stock units vested and expected to vest totaled approximately 1.5 million shares, with a weighted average remaining contractual life of 1.7 years.  The aggregate intrinsic value was approximately $9.7 million.

2009 Employee Stock Purchase Plan (2009 ESPP)

On June 18, 2009, the Board approved implementation of the 2009 ESPP and authorized the reservation and issuance of up to 9,000,000 shares of the Company’s common stock under the 2009 ESPP. On September 17, 2009, the Company’s stockholders approved the 2009 ESPP at the 2009 Annual Meeting of Stockholders.  The 2009 ESPP is intended to be implemented in successive quarterly purchase periods commencing on the first day of each fiscal quarter of the Company.  In order to maintain its qualified status under Section 423 of the Internal Revenue Code, the 2009 ESPP imposes certain restrictions, including the limitation that no employee is permitted to participate in the 2009 ESPP if the rights of such employee to purchase common stock of the Company under the 2009 ESPP and all similar purchase plans of the Company or its subsidiaries would accrue at a rate which exceeds $25,000 of the fair market value of such stock (determined at the time the right is granted) for each calendar year.  During the three months ended September 27, 2009, the Company issued 0.4 million shares of common stock with a weighted-average purchase price of $5.13 per share under the 2009 ESPP.

Note 6
Balance Sheet Detail

(in thousands) Inventories	September 27, 2009	March 29, 2009
Raw materials	$5,329	$6,876
Work-in-process	35,444	35,252
Finished goods	23,861	27,594
Total inventories	$64,634	$69,722

Other long-term obligations
Deferred compensation related liabilities	$13,552	$10,946
Long-term portion of fair market value of the supply agreement with Netlogic	1,814	--
Long-term portion of deferred gain on equipment sales	232	940
Long-term portion of restructuring liability	5,551	890
Long-term portion of supplier obligations	4,413	1,384
Other	232	154
Total other long-term obligations	$25,794	$14,314

Note 7
Deferred Income on Shipments to Distributors

Included in the caption “Deferred income on shipments to distributors” on the Condensed Consolidated Balance Sheets are amounts related to shipments to certain distributors for which revenue is not recognized until the Company’s product has been sold by the distributor to an end customer. The components at September 27, 2009 and March 29, 2009 were as follows:

(in thousands)	September 27, 2009	March 29, 2009
Gross deferred revenue	$21,030	$21,302
Gross deferred costs	4,020	4,764
Deferred income on shipments to distributors	$17,010	$16,538

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

Note 8
Fair Value Measurement

Effective March 31, 2009, the Company adopted the authoritative guidance for fair value measurement, which defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing assets or liabilities.  When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact.

Fair Value Hierarchy

The authoritative guidance for fair value measurement establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The hierarchy which prioritizes the inputs used to measure fair value from market based assumptions to entity specific assumptions are as follows:

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

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 27, 2009:

	Fair Value at Reporting Date Using:
(in thousands)	Level 1	Level 2	Total Balance
Cash Equivalents and Short Term Investments:
US government treasuries and agencies securities	$109,252	$--	$109,252
Money market funds	114,270	--	114,270
Bank deposits	--	24,636	24,636
Corporate bonds	--	68,304	68,304
Corporate commercial paper	--	23,040	23,040
Other Assets:
Assets related to non-qualified deferred compensation plan	--	11,999	11,999
Total assets measured at fair value	$223,522	$127,979	$351,501
Liabilities:
Non-qualified deferred compensation obligations	--	13,552	13,552
	$--	$13,552	$13,552

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 29, 2009:

	Fair Value at Reporting Date Using:
(in thousands)	Level 1	Level 2	Total Balance
Cash Equivalents and Short Term Investments:
US government treasuries and agencies securities	$108,935	$--	$108,935
Money market funds	75,531	--	75,531
Bank deposits	--	10,110	10,110
Corporate bonds	--	47,436	47,436
Corporate commercial paper	--	39,637	39,637
Municipal bonds	--	1,056	1,056
Asset-backed securities	--	146	146
Other Assets:
Assets related to non-qualified deferred compensation plan	--	9,668	9,668
Total assets measured at fair value	$184,466	$108,053	$292,519
Liabilities:
Non-qualified deferred compensation obligations	--	10,946	10,946
Total liabilities measured at fair value	$--	$10,946	$10,946

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

Cash equivalents are highly liquid investments with original maturities of three months or less at the time of purchase. The Company maintains its cash and cash equivalents with reputable major financial institutions.  Deposits with these banks may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits or similar limits in foreign jurisdictions. These deposits typically may be redeemed upon demand and, therefore, bear minimal risk.  While the Company monitors daily the cash balances in its operating accounts and adjusts the balances as appropriate, these balances could be impacted if one or more of the financial institutions with which the Company deposits fails or is subject to other adverse conditions in the financial markets.  As of September 27, 2009, the Company has not experienced any losses in its operating accounts.

All of the Company’s available-for-sale investments are subject to a periodic impairment review. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. This determination requires significant judgment. For publicly traded investments, impairment is determined based upon the specific facts and circumstances present at the time, including a review of the closing price over the length of time, general market conditions and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for recovery. Although the Company believes its portfolio continues to be comprised of sound investments due to high credit ratings and government guarantees of the underlying investments, a further decline in the capital and financial markets would adversely impact the market values of its investments and their liquidity. The Company continually monitors the credit risk in its portfolio and future developments in the credit markets and makes appropriate changes to its investment policy as deemed necessary.  The Company did not record any impairment charges related to its short-term investments in the three and six months ended September 27, 2009.

Note 9
Investments

Available for Sale Securities

Available-for-sale investments at September 27, 2009 were as follows:

(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$114,270	$--	$--	$114,270
U.S. government agency securities	109,008	244	--	109,252
Corporate bonds	67,999	338	(33)	68,304
Bank deposits	24,636	--	--	24,636
Corporate commercial paper	23,040	--	--	23,040
Total available-for-sale investments	338,953	582	(33)	339,502
Less amounts classified as cash equivalents	(157,101)	--	--	(157,101)
Short-term investments	$181,852	$582	$(33)	$182,401

Available-for-sale investments at March 29, 2009 were as follows:

(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government treasuries and agency securities	$108,528	$445	$(38)	$108,935
Money market funds	75,531	--	--	75,531
Corporate bonds	47,452	102	(118)	47,436
Corporate commercial paper	39,634	3	--	39,637
Bank deposits	10,110	--	--	10,110
Municipal bonds	1,027	29	--	1,056
Asset-backed securities	145	1	--	146
Total available-for-sale investments	282,427	580	(156)	282,851
Less amounts classified as cash equivalents	(122,818)	(1)	5	(122,814)
Short-term investments	$159,609	$579	$(151)	$160,037

The cost and estimated fair value of available-for-sale debt securities at September 27, 2009, by contractual maturity, were as follows:

(in thousands)	Cost	Estimated Fair Value
Due in 1 year or less	$308,845	$309,128
Due in 1-2 years	26,090	26,351
Due in 2-5 years	4,018	4,023
Total investments in available-for-sale debt securities	$338,953	$339,502

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses as of September 27, 2009, aggregated by length of time that individual securities have been in a continuous loss position.

	Less than 12 months		12 months or Greater		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$22,174	$(33)	$--	$--	$22,174	$(33)
Corporate commercial paper	2,000	--	--	--	2,000	--
Total	$24,174	$(33)	$--	$--	$24,174	$(33)

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

Currently, a significant portion of our available-for-sale investments that the Company holds are all high grade instruments.  As of September 27, 2009, the unrealized losses on our available-for-sale investments represented an insignificant amount in relation to our total available-for-sale portfolio. Substantially all of our unrealized losses on our available-for-sale marketable debt instruments can be attributed to fair value fluctuations in an unstable credit environment that resulted in a decrease in the market liquidity for debt instruments.  Because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, the Company did not consider these investments to be other-than-temporarily impaired at September 27, 2009 and March 29, 2009.

Trading Securities

Trading securities are stated at fair value, with gains or losses resulting from changes in fair value recognized currently in non-operating earnings. As of September 27, 2009 and March 29, 2009, the deferred compensation plan assets were approximately $12.0 million and $9.7 million, which were included in other assets in the Condensed Consolidated Balance Sheets. The Company recorded net gains of $1.8 million during the first six months of fiscal 2010 and net loss of $0.9 million during the first six months of fiscal 2009 in interest income and other, net in the Condensed Consolidated Statement of Operations.

Non-Marketable Equity Securities

In conjunction with the merger with Integrated Circuit Systems, Inc. (ICS), the Company acquired an investment in Best Elite International Limited (“Best Elite”). Best Elite is a private company, which owns a wafer fabrication facility in Suzhou, China.  The Company purchases wafers from Best Elite’s wafer fabrication facility for certain legacy ICS products.  In accordance with authoritative guidance for the equity method of accounting for investment in common stock, the Company accounts for this investment under cost method. This investment is subject to periodic impairment review.  In determining whether a decline in value of its investment in Best Elite has occurred and is other than temporary, an assessment was made by considering available evidence, including the general market conditions in the wafer fabrication industry, Best Elite’s financial condition, near-term prospects, market comparables and subsequent rounds of financing.   The valuation also takes into account the Best Elite’s capital structure, liquidation preferences for its capital and other economic variables. The valuation methodology for determining the decline in value of non-marketable equity securities is based on inputs that require management judgment. The carrying value of the Company’s investment in Best Elite was approximately $2.0 million and is classified within other assets on the Company’s Condensed Consolidated Balance Sheets as of September 27, 2009 and March 29, 2009.

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

The Company may also utilize currency forward contracts to hedge currency exchange rate fluctuations related to certain short term foreign currency assets and liabilities. As of September 27, 2009 and March 29, 2009, the Company did not have any outstanding foreign currency contracts that were designated as hedges of forecasted cash flows or capital equipment purchases.  The Company does not enter into derivative financial instruments for speculative or trading purposes.

Gains and losses on these undesignated derivatives substantially offset gains and losses on the assets and liabilities being hedged and the net amount is included in interest income and other, net in the Condensed Consolidated Statements of Operations. The Company did not have any outstanding foreign currency contracts that were designated as hedges of certain short term foreign currency assets and liabilities at the end of the second quarter of fiscal 2009.  An immaterial amount of net gains and losses were included in interest income and other, net during the first six months of fiscal 2010 and 2009.

Besides foreign exchange rate exposure, the Company’s cash and investment portfolios are subject to risks associated with fluctuations in interest rates.  While the Company’s policies allow for the use of derivative financial instruments to hedge the fair values of such investments, the Company has yet to enter into this type of hedging arrangement.

Note 11
Business Combinations

Acquisition of Tundra Semiconductor Corporation (“Tundra”)

On June 29, 2009, the Company completed its acquisition of Tundra, pursuant to which the Company acquired 100% of the voting common stock of Tundra at a price of CDN$6.25 per share, or an aggregate purchase price of approximately CDN$120.8 million. The Company paid approximately $104.3 million in cash.  In addition, as part of the consideration in the acquisition, the Company assumed options to purchase up to 0.8 million shares of IDT common stock with a fair value of $0.7 million.  The total consideration was approximately $105.0 million.  The options were valued using the Black-Scholes option pricing model. Approximately $3.4 million of acquisition-related costs were included in the selling, general and administrative expenses on the Condensed Consolidated Statement of Operations for the three months ended September 27, 2009.

(in thousands)
Cash paid	$104,316
Assumed stock options	721
Total purchase price	$105,037

In accordance with authoritative guidance for business combinations, the Company has allocated the purchase price to the tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. Tundra’s technology and development capabilities are complementary to the Company’s existing product portfolios for RapidIO and PCI Express.  The Company expects that this strategic combination will provide customers with a broader product offering as well as improved service, support and a future roadmap for serial connectivity.   These are significant contributing factors to the establishment of the purchase price, resulting in the recognition of goodwill.  The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions, including third-party valuations that utilize established valuation techniques appropriate for the high-technology industry.  Goodwill is not expected to be deductible for tax purposes. Goodwill is not amortized but will be reviewed at least annually for impairment. Purchased intangibles with finite lives are amortized over their respective estimated useful lives on a straight line basis.

The purchase price has been allocated as follows:

(in thousands)	Fair Value
Identifiable tangible assets acquired
Cash and cash equivalents	$46,085
Accounts receivable	1,260
Inventories	19,881
Prepayments and other current assets	6,119
Property, plant and equipment, net	7,692
Other assets	4,025
Accounts payable and accruals	(11,918)
Other long-term obligations	(3,549)
Net identifiable tangible assets acquired	69,595
Amortizable intangible assets	19,979
Goodwill	15,463
Total purchase price	$105,037

A summary of the allocation of amortizable intangible assets is as follows:

Fair Value (in thousands)
Amortizable intangible assets:
Existing technologies	$8,476
Customer relationships	7,973
Trade name	2,911
In-process research and development (IPR&D)	619
Total	$19,979

Useful lives are primarily based on the underlying assumptions used in the discounted cash flow (“DCF”) models.

Identifiable Tangible Assets

Tundra’s assets and liabilities were reviewed and adjusted, if required, to their estimated fair value.

Inventories – The value allocated to inventories reflects the estimated fair value of the acquired inventory based on the expected sales price of the inventory, less reasonable selling margin.

Property, plant and equipment – The fair value was determined under the continued use premise as the assets were valued as part of a going concern.  This premise assumes that the assets will remain “as-is, where is” and continue to be used at their present location for the continuation of business operations.  Value in use includes all direct and indirect costs necessary to acquire, install, fabricated and make the assets operational.  The fair value was estimated using a cost approach methodology.

Amortizable Intangible Assets

Existing technology consists of products that have reached technological feasibility. The Company valued the existing technology utilizing a DCF model, which uses forecasts of future revenues and expenses related to the intangible asset.  The Company utilized discount factors of 20% - 22% for the existing technology and is amortizing the intangible assets over 5 years on a straight-line basis.

Customer relationship values have been estimated utilizing a DCF model, which uses forecasts of future revenues and expenses related to the intangible asset.   The Company utilized discount factors of 20%-22% for the customer relationship and is amortizing the intangible assets over 5 years on a straight-line basis.

The Tundra trade name value was determined using the relief from royalty method, which represents the benefit of owning this intangible asset rather than paying royalties for its use.  The Company utilized a discount rate of 20% for the trade name and is amortizing this intangible asset over 7 years on a straight-line basis.

Projects that qualify as IPR&D represent those at the development stage and require further research and development to determine technical feasibility and commercial viability. Technological feasibility is established when an enterprise has completed all planning, designing, coding, and testing activities that are necessary to establish that a product can be produced to meet its design specifications, including functions, features, and technical performance requirements. The value of IPR&D was determined by considering the importance of each project to the Company’s overall development plan, estimating costs to develop the purchased IPR&D into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value based on the percentage of completion of the IPR&D projects. The Company utilized the DCF method to value the IPR&D, using a discount factor of 22-24%% and will amortize this intangible asset once the projects are complete. The IPR&D projects underway at Tundra at the acquisition date were two projects. As of September 27, 2009, the projects were 85% and 95% complete and approximately $3.4 million and $0.3 million costs were incurred. The Company estimates that an additional investment of approximately $1.0 million will be required to complete the projects with an estimated completion date by the third quarter of fiscal 2010.

Pro Forma Financial Information (unaudited)

The following unaudited pro forma financial information presents the combined results of operations of the Company and Tundra as if the acquisition had occurred as of the beginning of fiscal 2010. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had been taken place at the beginning of fiscal 2010.  The unaudited pro forma financial information presented below combines the historical IDT and historical Tundra results for the six months ended September 27, 2009 and September 28, 2008, respectively, and includes the business combination effect of the amortization charges from acquired intangible assets, the amortization of fair market value (FMV) inventory write-up, adjustments to interest income and related tax effects.

	Six months ended
(Unaudited) (in thousands, except per share amounts)	Sept. 27, 2009	Sept. 28, 2008
Actual included in the second quarter of fiscal 2010
Tundra’s net revenues (6/29/09 through 9/27/09)	$9,230	$--
Tundra’s net income (6/29/09 through 9/27/09)	(708)	--
Supplement pro forma
Net revenues (1)	265,698	424,079
Net income (1)	35,784	14,890
Basic income per share	$0.21	$0.09
Diluted income per share	$0.22	$0.09

(1) Supplement pro forma information includes Tundra’s financial results for the periods March 30, 2009 through June 28, 2009 and March 24, 2008 through September 28, 2008, respectively.

Acquisition of certain assets of Leadis Technology, Inc. (“Leadis”)

On June 10, 2009, the Company completed its acquisition of certain sensor technology and related assets from Leadis, along with members of Leadis’ engineering team. The total purchase price of approximately $6.3 million was paid in cash. Approximately $ 0.2 million of acquisition-related costs was included in the selling, general and administrative expenses on the Condensed Consolidated Statement of operations for the six months ended September 27, 2009.

In accordance with authoritative guidance for the business combinations, the Company has allocated the purchase price to the tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. The acquisition provided the Company with a touch sensor technology, team of engineers, certain assets and a product line involving touch sensor technology. The Company believes these technologies will allow it to address a broader range of multimedia applications with highly integrated processing, interfacing and connectivity solutions. This transaction is intended to enable the Company to provide OEMs and ODMs with lower power, higher functionality Application-Specific Standard Products (ASSPs) that will enable them to provide consumers with a richer, more complete digital media experience. These opportunities, along with the ability to sell touch sensor products to the existing base of the Company’s customers, were significant contributing factors to the establishment of the purchase price. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management estimates and assumptions, including third-party valuations that utilize established valuation techniques appropriate for the high-technology industry. The goodwill as a result of this acquisition is expected to be deductible for tax purposes over 15 years. Goodwill is not amortized but will be reviewed at least annually for impairment. Purchased intangibles with finite lives are being amortized over their respective estimated useful lives on a straight line basis.

The purchase price has been allocated as follows:

(in thousands)	Fair Value
Net tangible assets acquired	$151
Amortizable intangible assets	6,040
Goodwill	59
Total purchase price	$6,250

A summary of the allocation of amortizable intangible assets is as follows:

(in thousands)	Fair Value
Amortizable intangible assets:
Existing Technologies	$4,670
Customer Relationships	1,092
IPR&D	278
Total	$6,040

Useful lives are primarily based on the underlying assumptions used in the DCF models.

Net Tangible Assets

Assets were reviewed and adjusted, if required, to their estimated fair value.

Amortizable Intangible Assets

Existing technologies consists of products that have reached technological feasibility. The Company valued the existing technologies utilizing a DCF model, which used forecasts of future revenues and expenses related to the intangible assets. The Company utilized discount factors of 42% and 44% for existing technologies and is amortizing the intangible assets on a straight-line basis over 7 years.

The value of the customer relationships intangible asset was estimated using a DCF model, which used forecasts of future revenues and expenses related to the intangible assets. The Company utilized discount factors of 42% - 45% and is amortizing this intangible asset on a straight-line basis over 5 years.

Projects that qualify as IPR&D represent those at the development stage and require further research and development to determine technical feasibility and commercial viability. Technological feasibility is established when an enterprise has completed all planning, designing, coding, and testing activities that are necessary to establish that a product can be produced to meet its design specifications, including functions, features, and technical performance requirements. The value of IPR&D was determined by considering the importance of each project to the Company’s overall development plan, estimating costs to develop the purchased IPR&D into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value based on the percentage of completion of the IPR&D projects. The Company utilized the DCF method to value the IPR&D, using discount factors of 45% and 46% and will amortize this intangible asset once the projects are complete. Currently, the Company expects to complete these projects within the next twelve months.

Leadis acquisition related financial results have been included in the Company’s Condensed Consolidated Statement of Operations from the closing date of the acquisition on June 28, 2009. Pro forma earnings information has not been presented because the effect of the acquisition is not material to the Company’s historical financials results.

Acquisition of certain assets of Silicon Optix

On October 20, 2008, the Company completed its acquisition of certain video signal processing technology and related assets along with members of the Silicon Optix’s engineering teams. The total purchase price was approximately $20.1 million, including approximately $0.7 million of acquisition-related transaction costs.  A summary of the total purchase price is as follows:

(in thousands)
Cash paid	$19,406
Acquisition-related transaction costs	691
Total purchase price	$20,097

In accordance with authoritative guidance for the business combinations, the Company has allocated the purchase price to the tangible and intangible assets acquired and liabilities assumed, including in-process research and development, based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. The acquisition provided the Company with a video signal processing technology, team of engineers, certain assets and a product line involving video technologies. The Company believes these technologies will allow it to pursue expanded opportunities, particularly in the emerging high-definition video market. These opportunities, along with the ability to sell video products to the existing base of IDT customers, were significant contributing factors to the establishment of the purchase price. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management estimates and assumptions, including third-party valuations that utilize established valuation techniques appropriate for the high-technology industry. As of September 27, 2009, approximately $0.9 million of the total goodwill is expected to be deductible for tax purposes over 15 years. Goodwill is not amortized but will be reviewed at least annually for impairment. Purchased intangibles with finite lives are being amortized over their respective estimated useful lives on a straight line basis. The purchase price has been allocated as follows:

(in thousands)	Fair Value
Net tangible assets acquired	$537
Amortizable intangible assets	4,746
IPR&D	5,597
Goodwill	9,217
Total purchase price	$20,097

A summary of the allocation of amortizable intangible assets is as follows:

(in thousands)	Fair Value
Amortizable intangible assets:
Existing Technologies	$3,654
Customer Relationships	582
Trade Name	510
Total	$4,746

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

Note 12
Divestiture

On July 17, 2009, the Company completed the sale of certain assets related to its network search engine business (the "NWD assets") to NetLogic Microsystems, Inc ("Netlogic"), pursuant to an Asset Purchase Agreement by and between the Company and NetLogic dated April 30, 2009. Upon closing of the transaction, NetLogic paid the Company $100 million in cash consideration, which included inventory valued at approximately $10 million, subject to adjustment.  As of September 27, 2009, the inventory the Company sold to Netlogic was valued at $8.2 million and the excess cash for the inventory in the amount of $1.8 million was recorded as a payable to Netlogic.  The Company’s NWD assets are part of the Communications reportable segment. In connection with the divestiture, the Company entered into a supply agreement with NetLogic whereby they agreed to buy and the Company agreed to sell Netlogic certain network search engine products for a limited time following the closing of the sale.  According to the terms set forth in the agreement, the Company has committed to supply certain products either at its standard costs or below its normal gross margins for such products, which are lower than their estimated fair values. As a result, the Company recorded $3.0 million related to the estimated fair value of this agreement, of which $0.2 million was recognized as revenue in the second of quarter of fiscal 2010. The Company expects to complete sales under this agreement within 2 years.  In the second quarter of fiscal 2010, the Company recorded a gain of $82.7 million. The following table summarizes the components of the gain:

(in thousands)
Cash proceeds from sale	$98,183
Assets sold to Netlogic
Net inventory sold to Netlogic	(7,593)
Fixed assets and license transferred to Netlogic	(583)
Goodwill write off	(3,701)
Transaction and other costs	(579)
Fair market value of the supply agreement with Netlogic	(2,980)
Gain on divestiture of the NWD assets	$82,747

Note 13
Goodwill and Other Intangible Assets

The changes in the carrying amounts of goodwill by segment for the three and six months ended September 27, 2009 were as follows:

(in thousands)	Communications	Computing and Consumer	Total
Balance as of March 29, 2009	$63,204	$26,200	$89,404
Additions (1)	--	59	59
Balance as of June 29, 2009	63,204	26,259	89,463
Additions (2)	13,321	2,142	15,463
Adjustments (3)	(3,701)	--	(3,701)
Balance as of September 27, 2009	$72,824	$28,401	$101,225

(1)	Additions were from the Leadis acquisition.
(2)	Additions were from the Tundra acquisition.
(3)	Adjustments to goodwill primarily represented the write off the goodwill associated with the divestiture of NWD assets. See Note 12 — “Divestiture” for further discussion.

Identified intangible asset balances are summarized as follows:

	September 27, 2009

(in thousands)	Gross assets	Accumulated amortization	Net assets
Identified intangible assets:
Existing technology	$249,569	$(206,313)	$43,256
Trademarks	12,271	(9,018)	3,253
Customer relationships	147,382	(129,590)	17,792
Foundry & Assembler relationships	64,380	(64,377)	3
Non-compete agreements	52,958	(52,958)	--
IPR&D	897	--	897
Other	31,053	(31,053)	--
Total identified intangible assets	$558,510	$(493,309)	$65,201

	March 29, 2009

(in thousands)	Gross assets	Accumulated amortization	Net assets
Identified intangible assets:
Existing technology	$236,423	$(198,133)	$38,290
Trademarks	9,360	(8,878)	482
Customer relationships	138,317	(126,586)	11,731
Foundry & assembler relationships	64,380	(64,374)	6
Non-compete agreements	52,958	(52,958)	--
Other	31,053	(31,053)	--
Total identified intangible assets	$532,491	$(481,982)	$50,509

Amortization expense for identified intangibles is summarized below:

	Three months ended		Six months ended
(in thousands)	Sept. 27, 2009	Sept. 28, 2008	Sept. 27, 2009	Sept. 28, 2008
Existing technology	$4,262	$13,998	$8,180	$28,093
Trademarks	122	303	140	605
Customer relationships	1,723	5,820	3,004	11,730
Foundry & assembler relationships	1	351	3	702
Non-compete agreements	--	67	--	201
Other	--	53	--	120
Total	$6,108	$20,592	$11,327	$41,451

Based on the identified intangible assets recorded at September 27, 2009, the future amortization expense of identified intangibles for the next five fiscal years is as follows (in thousands):

Fiscal year	Amount
Remainder of FY 2010	$9,864
2011	18,546
2012	14,145
2013	9,154
2014	6,592
Thereafter	6,003
Total	$64,304

Note 14
Comprehensive Income

The components of comprehensive income were as follows:

	Three months ended		Six months ended
(in thousands)	Sept. 27, 2009	Sept. 28, 2008	Sept. 27, 2009	Sept. 28, 2008
Net income	$60,540	$11,675	$46,419	$20,829
Currency translation adjustments	300	(762)	987	(731)
Change in net unrealized gain (loss) on investment	(2)	(330)	125	(629)
Comprehensive income	$60,838	$10,583	$47,531	$19,469

The components of accumulated other comprehensive income were as follows:

(in thousands)	September 27, 2009	March 29, 2009
Cumulative translation adjustments	$1,433	$446
Unrealized gain on available-for-sale investments	549	424
Total accumulated other comprehensive income	$1,982	$870

Note 15
Industry Segments

In the first quarter of fiscal 2010, as part of a refinement of its business strategy, the Company incorporated multi-port products from the Communications segment into the Computing and Consumer segment.  This change in segment reporting had no impact on the Company’s consolidated balance sheets, statements of operations, statements of cash flows or statements of stockholders’ equity for any periods. The segment information for three month and six months ended September 28, 2008 has been adjusted retrospectively to conform to the current period presentation.

The Company’s Chief Executive Officer has been identified as the Chief Operating Decision Maker.

The Company’s reportable segments include the following:

•
Communications segment: includes Rapid I/O switching solutions, flow-control management devices, FIFOs, integrated communications processors, high-speed SRAM, military application, digital logic, telecommunications and network search engines (divested in the second quarter of fiscal 2010).

•
Computing and Consumer segment: includes clock generation and distribution products, PCI Express switching and bridging solutions, high-performance server memory interfaces, multi-port products, PC audio and video products.

The tables below provide information about these segments:

Revenues by segment

	Three months ended		Six months ended
(in thousands)	Sept. 27, 2009	Sept. 28, 2008	Sept. 27, 2009	Sept. 28, 2008
Communications	$60,314	$86,239	$117,974	$172,900
Computing and Consumer	79,190	114,302	137,484	215,849
Total consolidated revenues	$139,504	$200,541	$255,458	$388,749

Income (loss) by segment

	Three months ended		Six months ended
(in thousands)	Sept. 27, 2009	Sept. 28, 2008	Sept. 27, 2009	Sept. 28, 2008
Communications	$18,627	$33,045	$36,573	$63,184
Computing and Consumer	(6,130)	9,335	(21,199)	17,003
Amortization of intangible assets	(6,108)	(20,592)	(11,327)	(41,451)
Acquisition related costs and other	(353)	3	(3,946)	6
Gain on divestiture of the NWD assets	82,747	--	82,747	--
Inventory FMV amortization	(7,634)	--	(7,634)	--
Restructuring and related costs	(14,023)	(471)	(15,499)	(1,305)
Facility closure costs	(13)	(19)	(36)	(96)
Fabrication product transfer costs	(322)	--	(322)	--
Net impact of deferred compensation plan	(1)	40	(14)	26
Note receivable net of deferred gain write off	--	--	(2,002)	--
Stock-based compensation expense	(3,918)	(8,642)	(8,178)	(16,771)
Interest income and other	88	1,095	637	2,538
Interest expense	(11)	(15)	(30)	(33)
Income before income taxes	$62,949	$13,779	$49,770	$23,101

The Company does not allocate amortization of intangible assets, restructuring and related costs, gain on divestiture, acquisition-related costs, stock-based compensation expense, interest income and other, and interest expense to its segments.  In addition, the Company does not allocate assets to its segments. The Company excludes these items consistent with the manner in which it internally evaluates its results of operations.

Note 16
Commitments and Guarantees

Guarantees
As of September 27, 2009, the Company’s financial guarantees consisted of guarantees and standby letters of credit, which are primarily related to the Company’s electrical utilities in Malaysia, utilization of non-country nationals in Malaysia and Singapore, consumption tax in Japan and value-added tax obligations in Singapore and Holland, and a workers’ compensation plan in the United States. The maximum amount of potential future payments under these arrangements is approximately $2.5 million.

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

The Company maintains an accrual for obligations it incurs under its standard product warranty program and customer, part, or process specific matters. The Company’s standard warranty period is one year, however in certain instances the warranty period may be extended to as long as two years.  Management estimates the fair value of the Company’s warranty liability based on actual past warranty claims experience, its policies regarding customer warranty returns and other estimates about the timing and disposition of product returned under the standard program.  Customer, part, or process specific reserves are estimated using a specific identification method.  Historical profit and loss impact related to warranty returns activity has been minimal. The total accrual was $0.5 million as of September 27, 2009 and March 29, 2009, respectively.

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

In April 2008, LSI Corporation and its wholly owned subsidiary Agere Systems Inc. (collectively “LSI”) instituted an action in the United States International Trade Commission (ITC or “Commission”), naming the Company and 17 other respondents.  The ITC action seeks an exclusion order to prevent importation into the U.S. of semiconductor integrated circuit devices and products made by methods alleged to infringe an LSI patent relating to tungsten metallization in semiconductor manufacturing. LSI also filed a companion case in the U.S. District Court for the Eastern District of Texas seeking an injunction and damages of an unspecified amount relating to such alleged infringement. Since the initiation of both actions, five additional parties have been named as respondents/defendants in the respective actions. Some of the defendants in the action have since settled the claims against them. The action in the U.S. District Court has been stayed pending the outcome of the ITC action.  The hearing in the ITC action was conducted July 20 through July 27, 2009.  On September 21, 2009, the Administrative Law Judge (“ALJ”) issued his Initial Determination finding that the patent claims asserted by LSI were invalid in light of the prior art.  Based on the finding of invalidity, the ALJ held that no violation of section 337 has occurred with respect to the asserted claims.  On October 5, 2009, LSI filed a Petition to Review by the Commission.  Also on October 5, 2009, the defendants filed a Common Contingent Petition for Review on common matters in the case, and the Company separately filed a Contingent Petition for Review on Company-specific matters in the case.  Each side filed a Response Brief on October 13, 2009.  The Commission will decide by November 21, 2009 whether to review the Initial Determination.  If the Commission decides to review the Initial Determination, a final decision will be issued by January 21, 2010.  If the Commission declines to review the Initial Determination, it becomes final at that time.  The Company cannot predict the outcome or provide an estimate of any possible losses.  The Company will continue to vigorously defend itself against the claims in these actions.

Note 18
Restructuring

The following table shows the breakdown of the restructuring charges and the liability remaining as of September 27, 2009:

(in thousands)	Cost of goods sold	Operating Expenses
	Restructuring	Restructuring
Balance as of March 29, 2009	$575	$3,649
Provision	55	1,421
Cash payments	(274)	(2,578)
Balance as of June 28, 2009	$356	$2,492
Provision	5,708	8,315
Cash payments	(500)	(7,292)
Balance as of September 27, 2009	$5,564	3,515

As part of an effort to streamline operations with changing market conditions and to create a more efficient organization, the Company took restructuring actions through September 27, 2009, to reduce its workforce and consolidate facilities.  The Company’s restructuring expenses have been comprised primarily of: (i) severance and termination benefit costs related to the reduction of its workforce; and (ii) lease termination costs and costs associated with permanently vacating certain facilities.  The Company accounted for each of these costs in accordance with accounting guidance on accounting for costs associated with exit or disposal activities or accounting guidance on employer’s accounting for post employment benefits. The determination of when the Company accrues for severance costs, and which standard applies, depends on whether the termination benefits are provided under a one-time benefit arrangement or under an on-going benefit arrangement.

During the second quarter of fiscal 2010, the Company initiated a restructuring action following its acquisition of Tundra and an assessment of ongoing personnel needs in light of the acquisition. The restructuring action included a reduction of approximately 133 positions worldwide.  In addition, the Company also impaired some facilities due to vacating certain locations. As a result, the Company recorded restructuring expenses of $8.6 million for severance payments, payments under federal, state and province notice statutes and retention and other benefits associated with this restructuring action in the second quarter of fiscal 2010, of which $8.4 million was related to severance, retention and other benefits to the terminated employees and $0.2 million was for facilities impairment charges which was recorded as selling, general and administrative (SG&A) expense.  As of September 27, 2009, the Company made severance and retention payments totaling $5.6 million related to this restructuring action. The Company expects to complete this restructuring action in the fourth quarter of fiscal 2010. The facility lease charges will be settled through the second quarter of fiscal 2011.  In addition, in connection with its plan to transition the manufacture of products to Taiwan Semiconductor Manufacturing Company Limited ("TSMC"), the Company’s management approved a plan to exit wafer production operations at its Oregon fabrication facility.  As a result, the Company accrued restructuring expenses of $4.8 million for severance payments and other benefits associated with this restructuring action in the second quarter of fiscal 2010.   The Company expects to complete this restructuring action in the second quarter of fiscal 2012.

During the fourth quarter of fiscal 2009, the Company initiated a restructuring action intended to align its spending with demand that has weakened in the slowing economy. The restructuring action included a reduction of approximately 124 positions across multiple divisions worldwide. In March 2009, after carefully considering the market, revenues and prices for search engines, the Company decided to restructure its NWD division.  As part of this restructuring action, the Company reduced approximately 56 positions in this division and ceased investment in new search engine product development.  In addition, the Company initiated restructuring actions, which affected its sales personnel in Germany and Japan.  During the first six months of fiscal 2010, the Company reduced an additional 12 positions related to these actions.  As a result, the Company recorded restructuring expenses of $2.2 million and $5.3 million for severance payments, payments under federal, state and province notice statutes and retention and other benefits associated with these restructuring actions in the first six months of fiscal 2010 and the fourth quarter of fiscal 2009.  As of September 27, 2009, severance, retention and other benefits of $7.1 million were settled.  The Company expects to complete these restructuring actions in the third quarter of fiscal 2010.

During the third quarter of fiscal 2009, the Company initiated restructuring actions, which primarily affected its military business and Corporate Technology Group. These restructuring actions were taken to better allocate the Company’s engineering resources to maximize revenue potential. These actions resulted in the reduction of approximately 26 positions. The Company recorded restructuring expenses of approximately $0.7 million for severance benefits associated with these restructuring actions in fiscal 2009. During the first quarter of fiscal 2010, the Company incurred additional restructuring expenses of less than $0.1 million related to these restructuring actions. The Company completed this restructuring plan in the second quarter of fiscal 2010.

During the second quarter of fiscal 2006, the Company completed the consolidation of its Northern California workforce into its San Jose headquarters and exited a leased facility in Salinas, California. Upon exiting the building the Company recorded lease impairment charges of approximately $2.3 million, which represented the future rental payments under the agreement, reduced by an estimate of sublease income, and discounted to present value using an interest rate applicable to the Company. These charges were recorded as cost of revenues of $0.7 million, research and development expense (R&D) of $0.9 million and SG&A expense of $0.7 million. In fiscal 2008, the Company entered into a sublease agreement for this facility, resulting in a reduction to its accrued lease liabilities by $0.2 million.  Since the initial restructuring, the Company has made lease payments of $1.1 million related to vacated facility in Salinas.  As of September 27, 2009, the remaining accrued lease liabilities were $1.0 million.

Note 19
Income Taxes

The Company recorded an income tax provision of $2.4 million in the second quarter of fiscal 2010, an increase of $0.3 million compared to $2.1 million recorded in the second quarter of fiscal 2009.  The income tax provision in the second quarter of fiscal 2010 was attributable to the discrete income tax provision of $2.5 million for the sale of the NWD assets, estimated U.S. Federal and state taxes and estimated foreign income taxes. The provision for income taxes in the second quarter of fiscal 2009 primarily reflected estimated foreign income and withholding taxes and estimated U.S. Federal and state taxes. The provision for income taxes for the first six months of fiscal 2009 was determined using the annual effective tax rate method.

In February 2009, the Internal Revenue Service (IRS) commenced a tax audit for fiscal years 2006 through 2008.  The IRS field audit is still in progress. The Company has received various information requests from the IRS. Although the final outcome is uncertain, based on currently available information, the Company believes that the ultimate outcome will not have a material adverse effect on its financial position, cash flows or results of operations

As of September 27, 2009 and March 29, 2009, the Company was subject to examination in various state and foreign jurisdictions for tax years 2004 forward, none of which were individually material.

Note 20
Share Repurchase Program

On January 18, 2007, the Company’s Board of Directors initiated a $200 million share repurchase program. During fiscal 2008, the Company’s Board of Directors approved a $200 million expansion of the share repurchase program to a total $400 million.  In fiscal 2008 and 2007, the Company repurchased approximately 28.9 million and 1.6 million shares at an average price of $11.60 per share and $15.95 per share for a total purchase price of $334.8 million and $25.0 million, respectively.  On April 30, 2008, the Company’s Board of Directors approved an additional $100 million expansion of the share repurchase program to a total of $500 million.  In fiscal 2009, the Company repurchased approximately 8.4 million shares at an average price of $7.46 per share for a total purchase price of $62.3 million.  The Company did not repurchase any shares in the first six months of fiscal 2010.  As of September 27, 2009, approximately $77.9 million was available for future purchase under the share repurchase program.  Share repurchases were recorded as treasury stock and resulted in a reduction of stockholders’ equity.

Note 21
Subsequent Event

On September 17, 2009, at the 2009 Annual Meeting of Stockholders, the Company's stockholders approved a one-time stock option exchange program (option exchange) for the Company's employees other than members of its Board of Directors and executive officers subject to the provisions of Section 16 of the Exchange Act, which allowed employees of the Company to surrender certain outstanding stock options for cancellation in exchange for the grant of new replacement options to purchase a lesser number of shares having an exercise price equal to the fair market value of  its common stock on the replacement grant date.  On October 30, 2009, the Company completed an offer to exchange certain options to purchase shares of the Company’s common stock, par value $0.001 per share.  A total of 992 eligible employees participated in the option exchange. Pursuant to the terms and conditions of the option exchange, the Company accepted for exchange options to purchase an aggregate of 9,992,195 shares of its common stock, representing 61% of the total number of options eligible for exchange. All surrendered options were cancelled effective as of the expiration of the option exchange, and immediately thereafter, in exchange thereof, the Company granted new options with an exercise price of $5.88 per share (representing the per share closing price of the Company’s common stock on October 30, 2009, as reported on the Nasdaq Global Select Market) to purchase an aggregate of 3,329,036 shares of common stock under the 2004 Plan.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act").  Forward-looking statements involve a number of risks and uncertainties.  These include, but are not limited to: global business and economic conditions; operating results; new product introductions and sales; competitive conditions; capital expenditures and resources; manufacturing capacity utilization; customer demand and inventory levels; intellectual property matters; mergers and acquisitions and integration activities; and the risk factors set forth in Part II, Item 1A “Risk Factors” to this Report on Form 10-Q.  As a result of these risks and uncertainties, actual results could differ from those anticipated in the forward-looking statements.  Unless otherwise required by law, we undertake no obligation to publicly revise these statements for future events or new information after the date of this Report on Form 10-Q.

This discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and accompanying Notes included in this report and the Audited Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 29, 2009 filed with the SEC. Operating results for the three months and six months ended September 27, 2009 are not necessarily indicative of operating results for an entire fiscal year.

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

In the first quarter of fiscal 2010, as part of a refinement of our business strategy, we incorporated multi-port products from the Communications segment into the Computing and Consumer segment.  This change in segment reporting had no impact on our consolidated balance sheets, statements of operations, statements of cash flows or statements of stockholders’ equity for any periods. The segment information for three month and six months ended September 28, 2008 has been adjusted retrospectively to conform to the current period presentation.  The Chief Executive Officer has been identified as the Chief Operating Decision Maker.

Our reportable segments include the following:

▪
Communications segment: includes Rapid I/O switching solutions, flow-control management devices, FIFOs, integrated communications processors, high-speed SRAM, military application, digital logic, telecommunications and network search engines (divested in the second quarter of fiscal 2010),.

▪
Computing and Consumer segment: includes clock generation and distribution products, PCI Express switching and bridging solutions, high-performance server memory interfaces, PC audio, video products and multi-port products.

Revenues

(in thousands)	Three months ended		Six months ended
	Sept. 27, 2009	Sept. 28, 2008	Sept. 27, 2009	Sept. 28, 2008
Communications	$60,314	$86,239	$117,974	$172,900
Computing and Consumer	79,190	114,302	137,484	215,849
Total	$139,504	$200,541	$255,458	$388,749

Communications Segment
Revenues in our Communications segment decreased $25.9 million, or 30% in the second quarter of fiscal 2010 as compared to the second quarter of fiscal 2009. The decrease was primarily driven by revenue declines in our networking division, as a result of divestiture of the NWD assets on July 17, 2009, as well as overall weakness in our communications end market due to the economic downturn.  Revenues from our SRAM, multi-port, FIFO, and digital logic products decreased 22% year over year due to the softness in the communications integrated circuit market.  Revenues from our communications timing and telecom products decreased 12% year over year due to reduced demand for our timing products in the communications markets. Our military products also decreased 33% year over year.  Partially offsetting these decreases was an increase in our flow control management products as a result of the Tundra acquisition.

Computing and Consumer Segment
Revenues in our Computing and Consumer segment decreased $35.1 million, or 31% in the second quarter of fiscal 2010 as compared to the second quarter of fiscal 2009 as a result of the global economic downturn and increased competition in the consumer market.  Revenues within our Computing and Multimedia division decreased 26%, driven by lower end customer demand for systems using our personal computing and consumer products and erosion of average selling prices.  Revenues within our Enterprise Computing division decreased 42%, driven by the continued ramp down of our Advanced Memory Buffer (AMB) products. Partially offsetting these decreases was an increase in our Video and Display division as a result of the Silicon Optix acquisition in the third quarter of fiscal 2009 and new products ramp up in the the second quarter of fiscal 2010.

Revenues in Asia Pacific (APAC), North America, Japan and Europe accounted for 68%, 17%, 9% and 6%, respectively, of our consolidated revenues in the second quarter of fiscal 2010 compared to 66%, 18%, 8% and 8%, respectively, in the second quarter of fiscal 2009.  We expect that a significant portion of our revenue will continue to be represented by sales to our customers in Asia, as many of our largest customers utilize manufacturers in the APAC region.

Revenues (recent trends and outlook).  We currently anticipate overall revenues will be flat in the third quarter of fiscal 2010.

Revenues (first six months of fiscal 2010 compared to first six months of fiscal 2009). Our year-to-date revenues through the second quarter of fiscal 2010 were $255.5 million, a decrease of $133.3 million, or 34% when compared to the same period one year ago. Revenues in our Communications segment decreased $54.9 million, or 32%, driven by our divestiture of the NWD assets on July 17, 2009 and lower revenues from SRAM, multi-port, FIFO, and digital logic products. These decreases were partially offset by the increased sales of our flow control management products as a result of the Tundra acquisition. Revenues in our Computing and Consumer segment decreased $78.5 million, or 36%, due to broad demand weakness from our personal computing and consumer products end markets. The decreases were partially offset by the growth in Video products revenues as a result of the Silicon Optix’s acquisition and new products ramp up.

Included in the caption “Deferred income on shipments to distributors” on the Condensed Consolidated Balance Sheets are amounts related to shipments to certain distributors for which revenue is not recognized until our product has been sold by the distributor to an end customer. The components of deferred income on shipments to distributors as of September 27, 2009 and March 29, 2009 were as follows:

(in thousands)	Sept. 29, 2009	March 29, 2009
Gross deferred revenue	$21,030	$21,302
Gross deferred costs	4,020	4,764
Deferred income on shipments to distributors	$17,010	$16,538

The gross deferred revenue represents the gross value of shipments to distributors at the list price billed to the distributor less any price protection credits provided to them in connection with reductions in list price while the products remain in their inventory.  Based on our history, the amount ultimately recognized as revenue will be lower than this amount as a result of ship from stock pricing credits which are issued in connection with the sell through of the product to an end customer.  As the amount of price adjustments subsequent to shipment is dependent on the overall market conditions, the levels of these adjustments can fluctuate significantly from period to period. Historically, this amount has represented an average of approximately 25% of the list price billed to the customer.  As these credits are issued, there is no impact to working capital as this reduces both accounts receivable and deferred revenue.  The gross deferred costs represent the standard costs (which approximate actual costs) of products we sell to the distributors.  The deferred income on shipments to distributors increased $0.5 million or 3% in the first six months of fiscal 2010 compared to the fourth quarter of fiscal 2009.  The increase was primarily attributable to the inclusion of Tundra shipments to distributors in the second quarter of fiscal 2010, which had higher margins than IDT products.

Gross Profit

(in thousands)	Three months ended		Six months ended
	Sept. 27, 2009	Sept. 28, 2008	Sept. 27, 2009	Sept. 28, 2008
Gross profit	$51,131	$87,153	$98,296	$171,612
Gross margin	37%	43%	38%	44%

Gross profit (the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009). Gross profit for the second quarter of fiscal 2010 was $51.1million, a decrease of $36.0 million compared to the second quarter of fiscal 2009. Gross margin for the second quarter of fiscal 2010 was 37% compared to 43% in the second quarter of fiscal 2009.  The decrease in gross profit was primarily driven by lower revenue, lower utilization of our fabrication facility and an unfavorable shift in the mix of products sold. The utilization of our manufacturing capacity in Oregon decreased from approximately 79% of equipped capacity in the second quarter of fiscal 2009 to 77% of equipped capacity in the second quarter of fiscal 2010.  In addition, our gross profit was negatively impacted by $7.6 million related to the sale of acquired inventory valued at fair market value, less an estimated selling cost, associated with our acquisition of Tundra. We also recorded $5.7 million of severance and benefit costs related to a reduction in force associated with our acquisition of Tundra and the restructuring action within our Oregon fabrication facility.  Partially offsetting these decreases, our gross margin benefited from a $10.3 million decrease in intangible asset amortization as we wrote down the carrying value of intangible assets in fiscal 2009.  In addition, a portion of the intangible assets are being amortized on an accelerated method, resulting in decreased amortization over time. Furthermore, our gross margin benefited from $0.7 million and $1.1 million decreases in performance related bonuses and equipment expenses, respectively, as a result of our cost control efforts in response to the challenging economic times.  Finally, in the second quarter of fiscal 2010 and 2009, gross profit benefited by approximately $0.9 million and $1.1 million, respectively, from the sale of inventory previously written down.

Gross Profit (first six months of fiscal 2010 compared to the first six months of fiscal 2009). Our year to date gross profit through the second quarter of fiscal 2010 was $87.2 million, a decrease of $84.5 million, or 49% compared to the same period one year ago. Our gross margin for the six months of fiscal 2010 was 43% compared to 44% for the same period a year ago. The decrease in gross profit was primarily attributable to the factors discussed above, including lower utilization of our fabrication facility, a shift in the mix of products sold, sale of inventory valued at fair market value and restructuring expenses.  In addition, our gross profit was negatively impacted by an impairment charge related to a note receivable net of deferred gain for the assets we sold to our subcontractor in fiscal 2007 and restructuring actions in fiscal 2010.  Partially offsetting these decreases, our gross margin benefited from a $21.2 million decrease in intangible asset amortization.  Furthermore, our gross margin benefited from $3.2 million and $1.4 million decreases in equipment expenses and performance related bonuses.  Finally, in the first six months of fiscal 2010 and 2009, gross profit benefited by approximately $3.3 million and $2.0 million, respectively, from the sale of inventory previously written down.

Operating Expenses

The following table shows our operating expenses:

	Three months ended				Six months ended
	Sept. 27, 2009	% of Net Revenues	Sept. 28, 2008	% of Net Revenues	Sept. 27, 2009	% of Net Revenues	Sept. 28, 2008	% of Net Revenues
Research and Development	$41,455	30%	$41,532	21%	$77,770	30%	$85,151	22%
Selling, General and Administrative	$30,662	22%	$32,211	16%	$56,097	22%	$65,176	17%

Research and development.  R&D expenses were flat in the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009.  We completed our acquisition of Leadis and Tundra in the first and second quarter of fiscal 2010, respectively.  As a result, our labor-related costs increased $3.5 million as the benefits of a Company-wide shut down and divestiture of our NWD assets were offset by additional personnel related costs from Tundra and Leadis and the restructuring expenses associated with the Tundra acquisition.  In addition, our indirect material expense and equipment expense increased $0.2 million and $0.7 million, respectively, primarily attributable to the higher product development activities and inclusion of Tundra and Leadis related costs in our results of operations. Offsetting these increases was a $4.6 million decrease in other labor-related costs, including a $2.0 million reduction in performance related bonuses as a result of our cost control efforts, a $2.2 million decrease in stock based compensation expense as a result of lower valuation of new grants compared to the second quarter of fiscal 2009 due to lower stock prices in the second quarter of fiscal 2010 and a $0.4 million decrease in the expense related to our 401(K) match expense as a result of the temporary suspension of our U.S. 401(K) employer match program.

Research and development (the first six months of fiscal 2010 compared to the first six months of fiscal 2009). Our year to date R&D expenses through the second quarter of fiscal 2010 were $77.8 million, a decrease of $7.4 million, or 9% compared to the same period one year ago. The decrease was primarily attributable to a $4.3 million reduction in performance related bonuses; a $4.6 million decrease in stock based compensation expense and a $1.1 million decrease in the 401(K) match, a Company-wide shutdown and reduction of R&D expenses associated with our divestiture of the NWD assets.  In addition, indirect material expense and outside service decreased $0.4 million and $0.3 million, respectively.  Partially offsetting these decreases was a $4.2 million increase in labor-related costs resulting from the Tundra and Leadis acquisitions and a $0.3 million and a $0.5 million increase in facilities and equipment expenses.

We currently anticipate that R&D spending in the third quarter of fiscal 2010 will be flat as compared to the second quarter of fiscal 2010.

Selling, general and administrative.  SG&A expenses decreased $1.5 million, or 5% to $30.7 million in the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009.  The decrease was primarily attributable to a $4.2 million reduction in intangible asset amortization as we wrote down the fair value of intangible assets in fiscal 2009 and a portion of intangible assets, which is being amortized on an accelerated method, resulting in decreased amortization expense over time.  Compared to the second quarter of fiscal 2009, sales representative commissions decreased $2.4 million attributable to lower revenues in the second quarter of fiscal 2010.  In addition, stock based compensation expense decreased $2.3 million as a result of lower valuation of new grants in the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009 and performance related bonuses decreased $1.1million as a result of our cost control efforts.  Partially offsetting these decreases was a $7.7 million increase in labor-related expenses, primarily attributable to the addition of Tundra personnel and the restructuring expenses associated with the Tundra acquisition.  We also experienced a $0.4 million increase in legal and consulting services spending primarily attributable to the on-going litigation and a $0.2 million increase in equipment expense as a result of Tundra acquisition.

Selling, General and Administrative (the first six months of fiscal 2010 compared to the first six months of fiscal 2009). Our year to date SG&A expenses through the second quarter of fiscal 2010 were $56.1 million, a decrease of $9.1 million, or 14% compared to the same period one year ago. The decreases was primarily attributable to an $8.9 million reduction of intangible asset amortization, a decrease of $5.0 million in sales representative commissions due to decreased sales, a $3.6 million decrease in stock based compensation expense and a $2.0 million reduction in performance related bonuses.  Partially offsetting these decreases was a $7.2 million increase in labor-related expenses as a result of the Tundra acquisition and restructuring actions.  We also experienced a $3.8 million increase in legal and consulting services spending and a $0.4 million increase in equipment expense as a result of the Tundra acquisition.

We currently anticipate that SG&A spending in the third quarter of fiscal 2010 will decrease slightly compared to the second quarter of fiscal 2010.

Restructuring.    During the second quarter of fiscal 2010, we initiated restructuring actions following our acquisition of Tundra and an assessment of ongoing personnel needs in light of the acquisition.  In connection with these actions, we reduced approximately 133 positions worldwide.  As a result, we recorded restructuring expenses of $8.6 million for severance payments, payments under federal, state and province notice statutes and retention and other benefits associated with these restructuring actions in the second quarter of fiscal 2010, of which $8.4 million was related to severance, retention and other benefits to the terminated employees and $0.2 million was for facilities impairment charges which was recorded as SG&A expense. As of September 27, 2009, we made the severance and retention payments totaling $5.6 million related to this restructuring action. We expect to complete these restructuring actions in the fourth quarter of fiscal 2010.  In addition, in connection with our plan to transition the manufacture of products to Taiwan Semiconductor Manufacturing Company Limited ("TSMC"), our management approved a plan to exit wafer production operations at our Oregon fabrication facility.  As a result, we accrued restructuring expenses of $4.8 million for severance payments and other benefits associated with this restructuring action in the second quarter of fiscal 2010.  We expect to complete these restructuring actions in the second quarter of fiscal 2012.

During the fourth quarter of fiscal 2009, we initiated a restructuring action intended to align our spending with demand that has weakened in the slowing economy. The restructuring action included a reduction of approximately 124 positions across multiple divisions worldwide. In March 2009, after carefully considering the market, revenues and prices for search engines, we decided to restructure our NWD division.  As part of this restructuring action, we reduced approximately 56 positions in this division and ceased investment in new search engine product development.  In addition, we initiated restructuring actions, which affected our sales personnel in Germany and Japan.  During the first six months of fiscal 2010, we reduced additional 12 positions related to these actions.  As a result, we recorded restructuring expenses of $2.2 million and $5.3 million for severance payments, payments under federal, state and province notice statutes and retention and other benefits associated with these restructuring actions in the first six months of fiscal 2010 and the fourth quarter of fiscal 2009.  As of September 27, 2009, we settled severance retention and other benefits of $7.1 million related to these restructuring actions.  We expect to complete these restructuring actions in the third quarter of fiscal 2010.

During the third quarter of fiscal 2009, we initiated restructuring actions, which primarily affected our military business and Corporate Technology Group. These restructuring actions were taken to better allocate our engineering resources to maximize revenue potential. These actions resulted in the reduction of approximately 26 positions. We recorded restructuring expenses of approximately $0.7 million for severance benefits associated with these restructuring actions in fiscal 2009. During the first quarter of fiscal 2010, we incurred additional restructuring expenses of less than $0.1 million related to these restructuring actions. We completed this restructuring plan in the second quarter of fiscal 2010.

During the second quarter of fiscal 2006, we completed the consolidation of our Northern California workforce into our San Jose headquarters and exited a leased facility in Salinas, California. Upon exiting the facility we recorded lease impairment charges of approximately $2.3 million, which represented the future rental payments under the agreements, reduced by an estimate of sublease income, and discounted to present value using an interest rate applicable to us. These charges were recorded as cost of revenues of $0.7million, research and development of $0.9 million and selling, general and administrative of $0.7 million. In fiscal 2008, we entered into a sublease agreement for our Salinas facility, resulting in a reduction to our accrued lease liabilities by $0.2 million.  Since the initial restructuring, we have made lease payments of $1.1 million related to vacated facility in Salinas.  As of September 27, 2009, the remaining accrued lease liabilities were $1.0 million.

Divestiture.  On July 17, 2009, we completed the sale of certain assets related to our network search engine business (the "NWD assets") to NetLogic Microsystems, Inc ("Netlogic"), pursuant to an Asset Purchase Agreement by and between the Company and NetLogic dated April 30, 2009 (the "Agreement"). Upon closing of the transaction, NetLogic paid us $100 million in cash consideration, which included inventory valued at approximately $10 million (subject to adjustment).  As of September 27, 2009, the inventory we sold to Netlogic was valued at $8.2 million and the excess cash for the inventory in the amount of $1.8 million was recorded as a payable to Netlogic.  The NWD assets are part of the Communications reportable segment. In connection with the divestiture, we entered into a supply agreement with NetLogic whereby they agreed to buy and we agreed to sell Netlogic certain network search engine products for a limited time following the closing of the sale.  According to the terms set forth in the agreement, we committed to sell certain products either at our standard costs or below our normal gross margins, which are lower than the estimated fair values.  As a result, we recorded $3.0 million related to the estimated fair value of this agreement.  In the second quarter of fiscal 2010, $0.2 million was recognized as revenue. We expect to complete the sale under this agreement within 2 years.  In the second quarter of fiscal 2010, we recorded a gain of $82.7 million related to the divestiture.

Interest income and other, net.    Changes in interest income and other, net are summarized as follows:

(in thousands)	Three months ended		Six months ended
	Sept. 27, 2009	Sept. 28, 2008	Sept. 27, 2009	Sept. 28, 2008
Interest income	$480	$1,616	$1,024	$3,210
Other income (expense), net	719	(1,232)	1,600	(1,361)
Interest income and other, net	1,199	384	2,624	1,849

Interest income decreased $1.1 million in the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009.  The decrease was primarily attributable to a decrease in interest rates in the quarter.  Other income (expense), net increased $2.0 million in the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009.  The increase was primarily attributable to a gain of $1.0 million on our investment portfolio of marketable equity securities related to deferred compensation arrangements in the second quarter of fiscal 2010 while we recorded a loss of $0.8 million in the second quarter of fiscal 2009.

Interest income decreased $2.2 million in the first six months of fiscal 2010 compared to the first six months of fiscal 2009.  The decrease is primarily attributable to less favorable interest rates.  Other income, (expense), net increased $3.0 million in the first six months of fiscal 2010 as compared to the first six months of fiscal 2009.  The increase is primarily attributable to a gain of $1.8 million on our investment portfolio of marketable equity securities related to deferred compensation arrangements while we recorded a loss of $0.9 million in the same period one year ago.

Provision for income taxes.   We recorded an income tax provision of $2.4 million in the second quarter of fiscal 2010, an increase of $0.3 million compared to the second quarter of fiscal 2009.  The income tax provision in the second quarter of fiscal 2010 is attributable to the discrete income tax provision of $2.5 million for the sale of the NWD assets, estimated U.S. Federal and state taxes and estimated foreign income taxes. The provision for income taxes in the second quarter of fiscal 2009 primarily reflected estimated foreign income and withholding taxes and estimated U.S. Federal and state taxes.

We recorded an income tax provision of $3.4 million in the first six months of fiscal 2010, an increase of $1.1 million, or 48% compared to the first six months of fiscal 2009. The provision for income taxes in the first six months of fiscal 2010 primarily reflects a discrete income tax provision of $2.5 million for the sale of the NWD assets and the estimated U.S. Federal and state taxes and estimated foreign income taxes. The income tax provision for the first six months of fiscal 2009 primarily reflects estimated foreign income and withholding taxes and estimated U.S. Federal and state taxes. In addition, on May 27, 2009, the Ninth Circuit Court of Appeals issued its ruling in the case of Xilinx, Inc. v. Commissioner (“Xilinx Case”), holding that stock-based compensation expense was required to be included in certain transfer pricing arrangements between a U.S. company and its foreign subsidiary. As a result of the ruling in the Xilinx Case, certain tax attributes were reduced and we recognized an incremental income tax expense of $0.6 million during the first six months of fiscal 2010.

As of September 27, 2009, we continued to maintain a full valuation allowance against our net U.S. deferred tax assets as we could not conclude that it was more likely than not that we will be able to realize our U.S. deferred tax assets in the foreseeable future. We will continue to evaluate the release of the valuation allowance on a quarterly basis.

As of September 27, 2009, we are subject to examination in the U.S. federal tax jurisdiction for the fiscal years beginning with 2004. In February 2009, the IRS commenced a tax audit for fiscal years beginning 2006 through 2008.  The audit is in its early stages and there have not been any notices of proposed audit adjustments.  Typically, these field audits last from 12 to 18 months before taxpayers have an indication of the tax positions with which the IRS disagrees. Although the final outcome is uncertain, based on currently available information, we believe that the ultimate outcome will not have a material adverse effect on our financial position, cash flows or results of operations

Liquidity and Capital Resources

Our cash, cash equivalents and available for sale investments were $358.9 million as of September 27, 2009, an increase of $62.8 million compared to March 29, 2009.  The increase is primarily attributable to $100 million cash received from our divestiture of the NWD assets, $30.0 million in cash from operations, offset by net cash payments of $64.5 million to purchase Tundra and Leadis assets in the first six months of fiscal 2010.  We had no outstanding debt at September 27, 2009 or March 29, 2009.

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

In addition, as much of our revenues are generated outside the U.S., a significant portion of our cash and investment portfolio accumulates in offshore locations. At September 27, 2009, we had cash, cash equivalents and investments of approximately $223.8 million invested overseas in accounts belonging to various IDT foreign operating subsidiaries. While these amounts are primarily invested in U.S. dollars, a portion is held in foreign currencies, and all offshore balances are exposed to local political, banking, currency control and other risks. In addition, these amounts may be subject to tax and other transfer restrictions.

All of our available-for-sale investments are subject to a periodic impairment review. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. This determination requires significant judgment. For publicly traded investments, impairment is determined based upon the specific facts and circumstances present at the time, including a review of the closing price over the length of time, general market conditions and our intent and ability to hold the investment for a period of time sufficient to allow for recovery. Although we believe the portfolio continues to be comprised of sound investments due to high credit ratings and government guarantees of the underlying investments, a further decline in the capital and financial markets would adversely impact the market values of its investments and their liquidity. We continually monitor the credit risk in our portfolio and future developments in the credit markets and make appropriate changes to our investment policy as deemed necessary. We did not record any other-than-temporary impairment charges related to our short-term investments in the first six months of fiscal 2010 and fiscal 2009.

We recorded a net income of $46.4 million in the first six months of fiscal 2010 compared to a net income of $20.8 million in the first six months of fiscal 2009.  Net cash provided by operating activities decreased $76.2 million to $30.0 million for the first six months of fiscal 2010 compared to $106.2 million for the first six months of fiscal 2009.  A summary of the significant non-cash items included in net income and net loss were as follows:

•	We recorded an $82.7 million gain in connection with the sale of our NWD assets in the second quarter of fiscal 2010. We recorded no such gain in the first six months of fiscal 2009.
•
Amortization of intangible assets was $11.3 million in the first six months of fiscal 2010 compared to $41.5 million in the same period one year ago.  The decrease was primarily attributable to the lower carrying value of intangible assets in the first six months of fiscal 2010 as we recorded significant impairment charges in the third and fourth quarter of fiscal 2009.  In addition, the decrease was due to a portion of intangible assets, which are being amortized on an accelerated method, resulting in decreased amortization expense over time.

•
Stock-based compensation expense was $8.2 million in the first six months of fiscal 2010 compared to $16.8 million in the same period one year ago.  The decrease was due to lower valuation of new grants and lower headcount in the first six months of fiscal 2010 as compared to the first six months of fiscal 2009 and expiration of 1984 ESPP on March 29, 2009.

Net cash provided by working capital-related items increased $19.3 million, from a net $13.4 million cash provided in the first six months of fiscal 2009 to net $32.7 million cash provided in the first six months of fiscal 2010. A summary of significant working capital items providing relatively more cash in the first six months of fiscal 2010 included:

•
A decrease in inventory of $17.5 million in first six months of fiscal 2010 compared to a decrease in inventory of $3.5 million in the first six months of fiscal 2009.  The decrease in inventory in both periods was due to our efforts to align our inventory levels to meet current demand.

•
An increase in accounts payable of $8.1 million in the first six months of fiscal 2010 compared to an increase of $0.3 million in the first six months of fiscal 2009.  The increase in both periods was primarily attributable to the timing of payments and increase in the volume of foundry and subcontractor activity.

•
An increase in accounts receivable of $3.7 million in the first six months of fiscal 2010 compared to an increase of $5.2 million in the first six months of fiscal 2009.  The increase in accounts receivable in the first six month of fiscal 2010 was primarily attributable to revenue increase.  The decrease in accounts receivable in the first six months of fiscal 2009 reflected our cash collection efforts and timing of shipments.

•
An increase in other accrued and long term liabilities of $7.4 million in the first six months of fiscal 2010 compared to an increase of $1.5 million in the first six months of fiscal 2009. The increase in the first six months of fiscal 2010 was primarily attributable to a $5.0 million increase in accruals related to our restructuring actions, $2.8 million fair value of the supply agreement signed in connection with divestiture of our NWD assets and $2.6 million increase in the fair value of our executive deferred compensation plan due to stock market performance improvement in the first six months of fiscal 2010.  In addition, accrued commissions increased $0.4 million as a result of increased revenues and commission rates in the first six months of fiscal 2010. The increase in the first six months of fiscal 2009 was primarily attributable to an increase in contractual obligation related to licenses and research agreements, partially offset by a payment of $1.2 million related to the executive transition agreement signed with our former CEO.

The factors listed above were partially offset by other working capital items that used relatively more cash in the first six months of fiscal 2010:
•
A decrease in prepayments and other assets of $3.1million in the first six months of fiscal 2010 compared to a decrease of $8.6 million in the first six months of fiscal 2009.  The decrease in the first six months of fiscal 2010 was primarily attributable to $1.1 million reduction in the receivable from one of our foundries related to defective products, a $0.3 million VAT refund from a foreign government and normal recurring prepaid amortization, partially offset by additional software maintenance agreements signed and paid during the quarter.  The decrease in fiscal 2009 was primarily attributable to the receipts of interest from the IRS for the tax settlement related to the ICS pre-acquisition income tax returns and VAT refund from the foreign government along with the normal recurring prepaid amortization.

•
A decrease in income taxes receivable/payable of $3.6 million in the first six months of fiscal 2010 compared to a decrease of $6.0 million in the first six months of fiscal 2009.  The decrease in the first six months of fiscal 2010 is primarily attributable to the refund of R&D tax credits in the U.S. The decrease in the first six months of fiscal 2009 is primarily attributable to the tax settlement with the IRS for ICS pre-acquisition tax returns.

•
A decrease in accrued compensation expense of $1.2 million in the first six months of fiscal 2010 compared to an increase of $0.6 million in the first six months of fiscal 2009.  The increase in accrued compensation expense in the first six months of fiscal 2009 is primarily attributable to accruals related to our fiscal 2009 bonus program, partially offset by a $1.8 million reduction in performance-related bonuses as a result of our year end payout in May 2008; while there is no decrease related to the performance-related bonuses as we did not accrue the expense in the fourth quarter of fiscal 2009 and fiscal 2010.

Net cash provided by investing activities was $7.1 million in the first six months of fiscal 2010, compared to net cash used by investing activities of $22.8 million in the first six months of fiscal 2009.  In the first six months of fiscal 2010, net cash proceeds from the divestiture of NWD assets was $100.0 million and sale and maturity of short-term investments were $122.8 million, partially offset by cash used to purchase short-term investments of $145.0 million. In addition, we paid approximately $58.2 million and $6.0 million, net of cash acquired, in conjunction with the acquisitions of Tundra and Leadis.  We used $6.3 million to purchase capital equipment.  In the first six months of fiscal 2009, net cash used to purchase short-term investments were $104.0 million and the purchase of capital equipment totaled approximately $8.4 million, partially offset by cash proceeds from sale and maturity of short-term investments of $89.6 million.

Net cash provided by financing activities was $2.2 million in the first six months of fiscal 2010, compared to net cash used for financing activities of $28.5 million in the first six months of fiscal 2009, primarily due to the absence of repurchases of common stock during the first six months of fiscal 2010.  In the first six months of fiscal 2010, we received approximately $2.2 million from the exercise of employee stock options.  In the first six months of fiscal 2009, we repurchased approximately $37.4 million of common stock, partially offset by proceeds of approximately $8.9 million from the exercise of employee stock options and the issuance of stock under our employee stock purchase plan.

We anticipate capital expenditures of approximately $21.0 million during fiscal 2010 to be financed through cash generated from operations and existing cash and investments.  This estimate includes $6.3 million in capital expenditures in the first six months of fiscal 2010.

We believe that existing cash and investment balances, together with cash flows from operations, will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months. We may choose to investigate other financing alternatives; however, we cannot be certain that additional financing will be available on satisfactory terms.

Off-balance Sheet Arrangements

As of September 27, 2009, we had no off-balance sheet arrangements, as defined under SEC Regulation S-K Item 303(a)(4).

Subsequent Event

On September 17, 2009, at the 2009 Annual Meeting of Stockholders, our stockholders approved a one-time stock option exchange program (option exchange) for our employees other than members of our Board of Directors and executive officers subject to the provisions of Section 16 of the Exchange Act, which allowed employees of us to surrender certain outstanding stock options for cancellation in exchange for the grant of new replacement options to purchase a lesser number of shares having an exercise price equal to the fair market value of  our common stock on the replacement grant date.  On October 30, 2009, we completed an offer to exchange certain options to purchase shares of our common stock, par value $0.001 per share.  A total of 992 eligible employees participated in the option exchange. Pursuant to the terms and conditions of the option exchange, we accepted for exchange options to purchase an aggregate of 9,992,195 shares of our common stock, representing 61% of the total number of options eligible for exchange. All surrendered options were cancelled effective as of the expiration of the option exchange, and immediately thereafter, in exchange thereof, we granted new options with an exercise price of $5.88 per share (representing the per share closing price of our common stock on October 30, 2009, as reported on the Nasdaq Global Select Market) to purchase an aggregate of 3,329,036 shares of common stock under the 2004 Plan.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standard Board (FASB) issued the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“Codification”). This authoritative guidance establishes the Codification, which officially launched on July 1, 2009, to become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification. Generally, the Codification is not expected to change U.S. GAAP. All other accounting literature excluded from the Codification will be considered non-authoritative. This guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted this guidance in the second quarter of fiscal 2010. The adoption of this guidance did not have a significant impact on our condensed consolidated financial statements or related footnotes.

In May 2009, the FASB issued accounting guidance for subsequent events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. This guidance also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued. This guidance is effective for interim or annual reporting periods ending after June 15, 2009. We adopted this guidance in the first quarter of fiscal 2010. The adoption of this guidance did not have a significant impact on our condensed consolidated financial statements or related footnotes.  See note 21 - "Subsequent Event" in Part I, item 1 for further discussion.

In April 2009, the FASB issued authoritative fair value disclosure guidance for financial instruments. This guidance requires an entity to provide interim disclosures about the fair value of all financial instruments as well as in annual financial statements.  Additionally, this guidance requires disclosures of the methods and significant assumptions used in estimating the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods. This guidance is effective for interim and annual periods ending after June 15, 2009. We adopted this guidance in the first quarter of fiscal 2010. The adoption of this guidance did not have a significant impact on our condensed consolidated financial position and results of operations.

In April 2009, the FASB issued authoritative guidance for determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not order. This standard provides guidance on how to determine the fair value of assets and liabilities. The guidance relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms that the objective of fair value measurement––to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. The guidance will be effective for interim and fiscal years beginning after June 15, 2009. We adopted this guidance in the first quarter of fiscal 2010. The adoption of this guidance did not have a significant impact on our condensed consolidated financial position and results of operations.

In April 2009, the FASB amended the existing guidance on accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies, including the initial recognition and measurement, subsequent measurement and accounting and disclosures for assets and liabilities arising from contingencies in business combinations. This guidance is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the fiscal year beginning after December 15, 2008. We adopted this pronouncement in the first quarter of fiscal 2010.  See Note 11 – “Business Combinations” in Part I, Item 1 for further discussion.

 In April 2009, the FASB amended the existing guidance on determining whether an impairment for investments in debt securities is other-than-temporary.  This guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. We adopted this guidance in the first quarter of fiscal 2010 and the adoption of this guidance did not have a material impact on our condensed consolidated financial position and results of operations.

In June 2008, the FASB issued authoritative guidance for determining whether instruments granted in share-based payment transactions are participating securities.  This guidance states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. This guidance is effective for fiscal years beginning after December 15, 2008. We adopted this guidance in the first quarter of fiscal 2010 and the adoption of this guidance did not have a material impact on our condensed consolidated financial position and results of operations.

In April 2008, the FASB amended the existing guidance on determination of the useful life of intangible assets. This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of the guidance is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the intangible asset. This guidance is effective for fiscal years beginning after December 15, 2008. We adopted this guidance in the first quarter of fiscal 2010.

In February 2008, FASB issued amended the existing guidance on fair value measurements for purposes of lease classification to remove certain leasing transactions from its scope and was effective upon issuance. In addition, FASB issued authoritative guidance that provided a one year deferral for application of the new fair value measurement principles for  all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2010. We adopted this guidance in the first quarter of fiscal year 2010.  In October 2008, the FASB issued authoritative guidance on determining the fair value of a financial asset when the market for that asset is not active. This guidance was effective upon issuance. The adoption of this guidance did not have a material impact on our condensed consolidated financial position and results of operations.

In December 2007, the FASB revised the authoritative guidance for business combinations. The guidance changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. This guidance is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We adopted this guidance in the first quarter of fiscal 2010.  See Note 11 – “Business Combinations” in Part I, Item 1 for further discussion.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our interest rate risk relates primarily to our short-term investments of $182.4 million as of September 27, 2009. By policy, we limit our exposure to long-term investments and mitigate the credit risk through diversification and adherence to a policy requiring the purchase of highly rated securities. As of September 27, 2009, our cash, cash equivalents and investment portfolio was concentrated in securities with same day liquidity and at the end of fiscal 2009, a substantial majority of securities in our investment portfolio had maturities of less than two years. Although a hypothetical 10% change in interest rates could have a material effect on the value of our investment portfolio at a given time, we normally hold these investments until maturity, which results in no realized impact on results of operations or cash flows.  We do not currently use derivative financial instruments in our investment portfolio.

In addition, we maintain assets in a separate trust that is invested in corporate owned life insurance intended to substantially offset the liability under the deferred compensation plan.  The fair value of assets, determined based on the value of the underlying mutual funds was $12.0 million as of September 27, 2009.  The deferred compensation obligation under the arrangement is classified in Other Long-Term Liabilities within the Consolidated Balance Sheet.  As of September 27, 2009, the fair value of the obligation was $13.6 million.

At September 27, 2009, we had no outstanding debt.

We are exposed to foreign currency exchange rate risk as a result of international sales, assets and liabilities of foreign subsidiaries, local operating expenses of our foreign entities and capital purchases denominated in foreign currencies.  We may use derivative financial instruments to help manage our foreign currency exchange exposures.  We do not enter into derivatives for speculative or trading purposes. We performed a sensitivity analysis as of September 27, 2009 and determined that, without hedging the exposure, a 10% change in the value of the U.S. dollar would result in an approximate 0.4% impact on gross profit margin percentage, as we operate manufacturing facilities in Malaysia and Singapore, and an approximate 0.8% impact to operating expenses (as a percentage of revenue) as we operate sales offices in Japan and throughout Europe and design centers in the U.S., China and Canada.  At September 27, 2009 we did not have any outstanding foreign exchange contract.

We did not have any currency exposure related to any outstanding capital purchases as of September 27, 2009.

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

At September 27, 2009, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level.  There have been no changes in our internal controls over financial reporting during the Company’s most recent fiscal quarter that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

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

In April 2008, LSI Corporation and its wholly owned subsidiary Agere Systems Inc. (collectively “LSI”) instituted an action in the United States International Trade Commission (ITC or “Commission”), naming us and 17 other respondents.  The ITC action seeks an exclusion order to prevent importation into the U.S. of semiconductor integrated circuit devices and products made by methods alleged to infringe an LSI patent relating to tungsten metallization in semiconductor manufacturing. LSI also filed a companion case in the U.S. District Court for the Eastern District of Texas seeking an injunction and damages of an unspecified amount relating to such alleged infringement. Since the initiation of both actions, five additional parties have been named as respondents/defendants in the respective actions. Some of the defendants in the action have since settled the claims against them. The action in the U.S. District Court has been stayed pending the outcome of the ITC action.  The hearing in the ITC action was conducted July 20 through July 27, 2009.  On September 21, 2009, the Administrative Law Judge (“ALJ”) issued his Initial Determination  finding that the patent claims asserted by LSI were invalid in light of the prior art.  Based on the finding of invalidity, the Court held that no violation of section 337 has occurred with respect to the asserted claims.  On October 5, 2009, LSI filed a Petition to Review by the Commission.  Also on October 5, 2009, the defendants filed a Common Contingent Petition for Review on common matters in the case, and we separately filed a Contingent Petition for Review on Company-specific matters in the case.  Each side filed a Response Brief on October 13, 2009.  The Commission will decide by November 21, 2009 whether to review the Initial Determination.  If the Commission decides to review the Initial determination, a final decision will be issued by January 21, 2010.  If the Commission declines to review the Initial Determination, it becomes final at that time.  We cannot predict the outcome or provide an estimate of any possible losses.  We will continue to vigorously defend ourselves against the claims in these actions.

ITEM 1A.  RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below and all information contained in this report before you decide to purchase our common stock. If any of the possible adverse events described below actually occurs, we may be unable to conduct our business as currently planned and our financial condition and operating results could be harmed. In addition, the trading price of our common stock could decline as a result of any of these risks and uncertainties, and you may lose all or part of your investment. The risks described below are not the only risks facing us.  Additional risks not currently known to us or that we currently believe are immaterial may also impair our business operations, operating results, and financial condition.

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

Subsequent to adverse changes in global financial markets and rapidly deteriorating business conditions in the world’s developed economies in late 2008 and the first half of calendar year 2009, global economic conditions have continued to be weak through the end of second quarter of our fiscal 2010.  For the period ended September 27, 2009, continued concerns about the impact of high energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market, a declining real estate market in the U.S. the federal government interventions in the U.S. financial and credit markets have contributed to instability in both U.S. and international capital and credit markets, reduced corporate profits and capital spending, weakened demand and diminished expectations for the U.S. and global economy.  These conditions, combined with volatile oil prices, low business and consumer confidence and high unemployment have contributed to substantial volatility and a significant economic recession.

As a result of these market and business conditions, the cost and availability of capital and credit have been and may continue to be adversely affected by illiquid credit markets and wider credit spreads.  If these market conditions continue, they may limit our ability, and the ability of our customers, to timely borrow and access the capital and credit markets to meet liquidity needs, resulting in an adverse effect on our financial condition and results of operations.  Poor credit market conditions and the contraction of global economic activity has had an adverse effect on the financial condition of our customers.  Should one or more of our major customers become financially constrained, or insolvent, our revenues and results of operations may be adversely affected. The economic slowdown has led to reduced customer spending for semiconductors and weakened demand for our products has had a negative impact on revenue, gross profit and results of operations.  Reduced customer spending and weakened demand may drive the semiconductor industry to reduce product pricing, which would also have a negative impact on revenue, gross profit and results of operations.  In addition, the semiconductor industry has traditionally been highly cyclical and has often experienced significant downturns in connection with, or in anticipation of, deterioration in general economic conditions and we cannot accurately predict how severe and prolonged the current economic downturn might be.

The cyclicality of the semiconductor industry exacerbates the volatility of our operating results.  The semiconductor industry is highly cyclical. The semiconductor industry has experienced significant downturns, often in connection with product cycles of both semiconductor companies and their customers, but also related to declines in general economic conditions.  These downturns have been characterized by high inventory levels and accelerated erosion of average selling prices.  The current economic downturn has, and any future downturns could significantly impact our business from one period to the next relative to demand and resulting selling price declines.  In addition, the semiconductor industry has experienced periods of increased demand, during which we may experience internal and external manufacturing constraints.  We may experience substantial changes in future operating results due to the cyclical nature of the semiconductor industry.

Demand for our products depends primarily on demand in the communications, personal computer (PC), and consumer markets which can be significantly impacted by concerns over macroeconomic issues.  Our product portfolio consists predominantly of semiconductor solutions for the communications, PC, and consumer markets.  Our strategy and resources will be directed at the development, production and marketing of products for these markets.   The markets for our products will depend on continued and growing demand for communications equipment, PCs and consumer electronics.  These end-user markets may experience changes in demand that could adversely affect our business and the impact could be greater in periods of economic uncertainty and contraction, as in the current economic downturn.  To the extent demand for our products or markets for our products do not grow, our business could be adversely affected.

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

Finally, we utilize a relatively small number of global and regional distributors around the world, who buy product directly from us on behalf of their customers. For example, one family of distributors, Maxtek and its affiliates, represented approximately 20% of our revenues for the first six months of fiscal 2010 and represented approximately 28% of our gross accounts receivable as of September 27, 2009.  If our business relationships were to diminish or any of these global distributors were to file for bankruptcy or otherwise experience significantly adverse financial conditions, our business could be adversely impacted. Because we continue to be dependent upon continued revenue from a small group of OEM end customers, global and regional distributors, any material delay, cancellation or reduction of orders from or loss of these or  other major customers could cause our sales to decline significantly, and we may not be able to reduce the accompanying expenses at the same rate.

The costs associated with the legal proceedings in which we are involved can be substantial, specific costs are unpredictable and not completely within our control, and unexpected increases in litigation costs could adversely affect our operating results.  We are currently involved in legal proceedings, as described above in Part II, Item 1 "Legal Proceedings."  The costs associated with legal proceedings are typically high, relatively unpredictable and are not completely within our control.  While we do our best to forecast and control such costs, the costs may be materially more than expected, which could adversely affect our operating results. Moreover, we may become involved in unexpected litigation with additional companies at any time, which would increase our aggregate litigation costs and could adversely affect our operating results.  We are not able to predict the outcome of any of our legal actions and an adverse decision in any of our legal actions could significantly harm our business and financial performance.

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

Our product manufacturing operations are complex and subject to interruption.  From time to time, we have experienced production difficulties, including lower manufacturing yields or products that do not meet ours or our customers' specifications, which has resulted in delivery delays, quality problems and lost revenue opportunities. While delivery delays have been infrequent and generally short in duration, we could experience manufacturing problems, capacity constraints and/or product delivery delays in the future as a result of, among other things, the complexity of our manufacturing processes, changes to our process technologies (including transfers to other facilities and die size reduction efforts), and difficulties in ramping production and installing new equipment at our facilities.   In addition, any significant quality problems could damage our reputation with our customers and could take focus away from the development of new and enhanced products.  These could have a significant negative impact on our financial results.

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

International operations add increased volatility to our operating results.    A substantial percentage of our revenues are derived from international sales, as summarized below:

(percentage of total revenues)	First six months of fiscal 2010	Fiscal 2009	Fiscal 2008
Americas	18%	20%	28%
Asia Pacific	66%	63%	56%
Japan	9%	9%	9%
Europe	7%	8%	7%

Total	100%	100%	100%

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

In addition, as much of our revenues are generated outside the United States, a significant portion of our cash and investment portfolio accumulates offshore.  At September 27, 2009, we had cash, cash equivalents and investments of approximately $223.8 million invested overseas in accounts belonging to various IDT foreign operating subsidiaries.  While these amounts are primarily invested in U.S. dollars, a portion is held in foreign currencies, and all offshore balances are exposed to local political, banking, currency control and other risks.  In addition, these amounts may be subject to tax and other transfer restrictions.

Our results of operations could vary as a result of the methods, estimates and judgments we use in applying our accounting policies.  The methods, estimates and judgments we use in applying our accounting policies have a significant impact on our results of operations (see “Significant Accounting Policies” in Part I, Item 1 of this Form 10-Q).  Such methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and factors may arise over time that leads us to change our methods, estimates and judgments.  Changes in those methods, estimates and judgments could significantly affect our results of operations.  In particular, the calculation of stock-based compensation expense under the authoritative guidance requires us to use valuation methodologies that were not developed for use in valuing employee stock options and make a number of assumptions, estimates and conclusions regarding matters such as expected forfeitures, expected volatility of our share price and the exercise behavior of our employees.  Changes in these variables could impact our stock-based compensation expense and have a significant impact on our gross margins, R&D and SG&A expenses.

If credit market conditions worsen, it could have a material adverse impact on our investment portfolio.  Although we manage our investment portfolio by purchasing only highly rated securities and diversifying our investments across various sectors, investment types, and underlying issuers, recent volatility in the short-term financial markets has been unprecedented.   We have a nominal amount of securities in asset backed commercial paper and hold no auction rated or mortgage backed securities.  However it is uncertain as to the full extent of the current credit and liquidity crisis and with possible further deterioration, particularly within one or several of the large financial institutions, the value of our investments could be negatively impacted.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 18, 2007, our Board of Directors initiated a $200 million share repurchase program. During fiscal 2008, our Board of Directors approved a $200 million expansion of the share repurchase program to a total $400 million.  In fiscal 2008 and fiscal 2007, we repurchased approximately 28.9 million shares and 1.6 million shares at an average price of $11.60 per share and $15.95 per share for a total purchase price of $334.8 million and $25.0 million, respectively.  On April 30, 2008, our Board of Directors approved an additional $100 million expansion of the share repurchase program to a total of $500 million.  In fiscal 2009, we repurchased approximately 8.4 million shares at an average price of $7.46 per share for a total purchase price of $62.3 million.  We did not repurchase any shares in the first six months of fiscal 2010.  As of September 27, 2009, approximately $77.9 million was available for future purchase under the share repurchase program.  Share repurchases were recorded as treasury stock and resulted in a reduction of stockholders’ equity.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 17, 2009, we held our 2009 Annual Meeting of Stockholders at our corporate headquarters, located at 6024 Silver Creek Valley Road, San Jose, California, 95138.  On July 22, 2009, the record date, 165,569,816 shares of our common stock were outstanding and entitled to be voted. Tabulated proxies at the meeting represented 152,110,558 shares, or 92% of the total number of shares eligible to vote as of the record date. The results of the voting on the matters submitted to the stockholders are as follows:

Proposal I:  Election of directors.

Name:	Votes For	Withheld
John Schofield	148,549,853	3,560,705
Lew Eggebrecht	145,186,357	6,924,201
Umesh Padval	150,565,910	1,544,639
Gordon Parnell	150,244,590	1,865,968
Donald Schrock	150,525,966	1,584,592
Ron Smith, Ph.D.	148,546,166	3,564,392
Theodore I, Tewksbury III, Ph.D.	150,339,896	1,770,662

Proposal II:  To approve the adoption of the 2009 Employee Stock Purchase Plan and authorize the reservation and issuance of up to 9,000,000 shares of the Company’s common stock under the 2009 Employee Stock Purchase Plan;

Votes For	Against	Abstained	No Vote
130,237,907	2,135,844	294,016	19,442,791

Proposal III:  To approve a proposal to implement a one-time stock option exchange program;

Votes For	Against	Abstained	No Vote
98,492,422	33,848,982	325,363	19,443,791

Proposal IV:   To ratify the selection of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending March 28, 2010.

Votes For	Against	Abstained
150,985,592	894,549	230,417

ITEM 5. OTHER INFORMATION

ITEM 6.    EXHIBITS

(a)   The following exhibits are filed herewith:

Exhibit number	Description
31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, dated November 5, 2009.
31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, dated November 5, 2009.
32.1	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350 dated November 5, 2009.
32.2	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended and 18 U.S.C. Section 1350 dated November 5, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRATED DEVICE TECHNOLOGY, INC.
Date: November 5, 2009	/S/ THEODORE L. TEWKSBURY III Theodore L.Tewksbury III President and Chief Executive Officer
Date: November 5, 2009	/S/ RICHARD D. CROWLEY, JR. Richard D. Crowley, Jr. Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit number	Description

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, dated November 5, 2009.
31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, dated November 5, 2009.
32.1	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350 dated November 5, 2009.
32.2	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended and 18 U.S.C. Section 1350 dated November 5, 2009.