Form 10-Q
period 2009-12-27
INTEGRATED DEVICE TECHNOLOGY INC
filed 2010-02-04
CIK 703361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 2009

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

The number of outstanding shares of the registrant's Common Stock, $.001 par value per share, as of January 24, 2010, was approximately 165,749,102.

INTEGRATED DEVICE TECHNOLOGY, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED DECEMBER 27, 2009

PART I—FINANCIAL INFORMATION

PART I    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)

INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three months ended		Nine months ended
	Dec. 27, 2009	Dec. 28, 2008	Dec. 27, 2009	Dec. 28, 2008
Revenues	$142,480	$167,079	$397,938	$555,828
Cost of revenues	82,751	97,410	239,913	314,547

Gross profit	59,729	69,669	158,025	241,281

Operating expenses:
Research and development	38,316	37,247	116,086	122,398
Selling, general and administrative	24,754	30,879	80,851	96,055
Acquired in-process research and development	--	5,597	--	5,597
Goodwill and acquisition-related intangible assets impairment	--	339,051	--	339,051

Total operating expenses	63,070	412,774	196,937	563,101

Operating loss	(3,341)	(343,105)	(38,912)	(321,820)

Gain (loss) on divestiture	(4,461)	--	78,286	--
Other-than-temporary impairment loss on investments	--	(3,000)	--	(3,000)
Interest income and other (expense), net	597	(1,150)	3,221	699
Interest expense	(15)	(14)	(45)	(47)

Income (loss) before income taxes	(7,220)	(347,269)	42,550	(324,168)
Provision for (benefit from) income taxes	147	(2,010)	3,498	262

Net income (loss)	$(7,367)	$(345,259)	$39,052	$(324,430)

Basic net income (loss) per share	$(0.04)	$(2.06)	$0.24	$(1.92)
Diluted net income (loss) per share	$(0.04)	$(2.06)	$0.24	$(1.92)

Weighted average shares:
Basic	165,954	167,412	165,658	169,354
Diluted	165,954	167,412	166,114	169,354

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE DATA)

	Dec. 27, 2009	Mar. 29, 2009
Assets
Current assets:
Cash and cash equivalents	$188,715	$136,036
Short-term investments	190,057	160,037
Accounts receivable	61,065	54,894
Inventories	49,343	69,722
Deferred tax assets	1,696	1,696
Prepayments and other current assets	22,765	19,881

Total current assets	513,641	442,266

Property, plant and equipment, net	69,407	71,561
Goodwill	101,184	89,404
Acquisition-related intangibles, net	50,882	50,509
Other assets	24,986	24,627

Total assets	$760,100	$678,367

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$32,224	$25,837
Accrued compensation and related expenses	15,940	18,820
Deferred income on shipments to distributors	19,505	16,538
Income taxes payable	3,080	457
Other accrued liabilities	27,647	21,206

Total current liabilities	98,396	82,858

Deferred tax liabilities	3,467	3,220
Long-term income tax payable	21,066	20,907
Other long-term obligations	25,778	14,314
Total liabilities	148,707	121,299

Commitments and contingencies (Notes 16 and 17)
Stockholders' equity:
Preferred stock; $.001 par value: 10,000 shares authorized; no shares issued	--	--
Common stock; $.001 par value: 350,000 shares authorized; 165,983 and 165,298 shares outstanding at December 27, 2009 and March 29, 2009, respectively	166	165
Additional paid-in capital	2,301,362	2,283,601
Treasury stock; at cost: 58,310 shares and 57,752 shares at December 27, 2009 and March 29, 2009, respectively	(781,190)	(777,847)
Accumulated other comprehensive income	1,724	870
Accumulated deficit	(910,669)	(949,721)

Total stockholders' equity	611,393	557,068

Total liabilities and stockholders' equity	$760,100	$678,367

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED; IN THOUSANDS)
	Nine months ended
	Dec. 27, 2009	Dec. 28 2008
Cash flows provided by operating activities:
Net income (loss)	$39,052	$(324,430)
Adjustments:
Depreciation	17,348	19,880
Amortization of intangible assets	16,130	61,103
Goodwill and acquisition-related intangible assets impairment	--	339,051
Acquired in-process research and development	--	5,597
Other-than-temporary impairment loss on investments	--	3,000
Gain from divestitures	(78,286)	--
Stock-based compensation expense, net of amounts capitalized in inventory	12,341	25,783
Assets impairment	1,853	--
Deferred tax provision	247	(100)
Changes in assets and liabilities (net of effects of acquisitions and divestitures):
Accounts receivable, net	(5,934)	18,061
Inventories	27,560	3,060
Prepayments and other assets	4,447	10,200
Accounts payable	6,178	(2,727)
Accrued compensation and related expenses	(4,260)	(7,199)
Deferred income on shipments to distributors	621	(4,051))
Income taxes payable and receivable	3,073	3,929
Other accrued liabilities and long term liabilities	4,792	(3,181)

Net cash provided by operating activities	45,162	147,976

Cash flows provided by (used for) investing activities
Acquisitions, net of cash acquired	(64,482)	(20,097)
Proceeds from divestitures	109,434	--
Purchases of property, plant and equipment	(9,885)	(12,867)
Purchases of short-term investments	(208,836)	(141,475)
Proceeds from sales of short-term investments	130,254	18,199
Proceeds from maturities of short-term investments	48,595	117,359

Net cash provided by (used for) investing activities	5,080	(38,881)

Cash flows provided by (used for) financing activities
Proceeds from issuance of common stock	4,858	11,147
Repurchase of common stock	(3,343)	(62,338)
Excess tax benefit from share based payment arrangements	--	192

Net cash provided by (used for) financing activities	1,515	(50,999)

Effect of exchange rates on cash and cash equivalents	922	(1,866)
Net increase in cash and cash equivalents	52,679	56,230
Cash and cash equivalents at beginning of period	136,036	131,986
Cash and cash equivalents at end of period	$188,715	$188,216

Supplemental disclosure of non-cash investing and financing activities
Common stock options assumed in connection with Tundra acquisition	$721	$--

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1
Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Integrated Device Technology, Inc. (“IDT” or the “Company”) contain all adjustments that are, in the opinion of management, necessary to state fairly the interim financial information included therein.  The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts in the Company’s financial statements and the accompanying notes. Actual results could differ from those estimates.

These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 29, 2009.  Operating results for the three months and nine months ended December 27, 2009 are not necessarily indicative of operating results for an entire fiscal year.

In accordance with authoritative guidance for subsequent events, the Company has evaluated the period from December 27, 2009, the date of the financial statements, through February 4, 2010, the date of the issuance of the financial statements and the date of the filing of this Form 10-Q for subsequent events.

Note 2
Significant Accounting Policies

Investments:

Available-for-Sale Investments.  Investments designated as available-for-sale include marketable debt and equity securities.  Available-for-sale investments are classified as short-term, as these investments generally consist of highly marketable securities that are intended to be available to meet near-term cash requirements.  Marketable securities classified as available-for-sale are reported at market value, with net unrealized gains or losses recorded in accumulated other comprehensive income, a separate component of stockholders' equity, until realized.  Realized gains and losses on investments are computed based upon specific identification and are included in interest income and other (expense), net.

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

Concentrations of credit Risk.    Financial instruments that potentially subject the Company to a significant concentration of credit risk consist of cash, cash equivalents, short term investments, and trade accounts receivable.  The Company invests its excess funds primarily in checking, money market funds, United States government treasuries and agency securities, corporate bonds and corporate commercial paper with reputable major financial institutions.

The Company sells integrated circuits primarily in the U.S., Europe and Asia. The Company monitors the financial condition of its major customers, including performing credit evaluations of those accounts which management considers to be high risk, and generally does not require collateral from its customers. When deemed necessary, the Company may limit the credit extended to certain customers. The Company’s relationship with the customer, and the customer’s past and current payment experience, are also factored into the evaluation in instances where limited financial information is available. The Company maintains and reviews its allowance for doubtful accounts by considering factors such as historical bad debts, age of the account receivable balances, customer credit-worthiness and current economic conditions that may affect a customer’s ability to pay.

The Company utilizes a relatively small number of global and regional distributors around the world, who buy product directly from the Company on behalf of their customers.  One family of distributors, Maxtek and its affiliates, represented approximately 20% and 21% of  the Company’s revenues for the three and nine months ended December 27, 2009, respectively, and 18% and 22% of the Company’s revenues for the three and nine months ended December 28, 2008, respectively. At December 27, 2009 and March 29, 2009, Maxtek and its affiliates, represented approximately 25% and 21%of the Company’s gross accounts receivable, respectively.

Inventories.   Inventories are recorded at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market value.  Inventory held at consignment locations is included in finished goods inventory as the Company retains full title and rights to the product.  Inventory valuation include provisions for obsolete and excess inventory based on management’s forecasts of demand over specific future time horizons and reserves to value the Company’s inventory at the lower of cost or market which rely on forecasts of average selling prices (ASPs) in future periods.

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

For distributors in North America and Europe regions, who have stock rotation, price protection and ship from stock pricing adjustment rights, the Company defers revenue and related cost of revenues on sales to these distributors until the product is sold through by the distributor to an end-customer.  Subsequent to shipment to the distributor, the Company may reduce product pricing through price protection based on market conditions, competitive considerations and other factors.  Price protection is granted to distributors on the inventory that they have on hand at the date the price protection is offered.  The Company also grants certain credits to its distributors on specifically identified portions of the distributors’ business to allow them to earn a competitive gross margin on the sale of the Company’s products to their end customers.  As a result of its inability to estimate these credits, the Company has determined that the sales price to these distributors is not fixed or determinable until the final sale to the end-customer.

In the Asia Pacific (“APAC”) and Japan regions, the Company has distributors for which revenue is recognized upon shipment, with reserves recorded for the estimated return and pricing adjustment exposures.   The determination of the amount of reserves to be recorded for stock rotation rights requires the Company to make estimates as to the amount of product which will be returned by customers within their limited contractual rights.  The Company utilizes historical return rates to estimate the exposure in accordance with authoritative guidance for Revenue Recognition When Right of Return Exists. In addition, from time-to-time, the Company can offer pricing adjustments to distributors for product purchased in a given quarter that remains in their inventory.  These amounts are estimated by management based on discussions with customers, assessment of market trends, as well as historical practice.

Based on the terms in the agreements with its distributors and the application of this policy, the Company recognizes revenue once the distributor sells our products to an end-customer for North American and European distributors and recognizes revenue upon shipment to Japanese and other Asian distributors.

Stock-based Compensation. The fair value of employee restricted stock units is equal to the market value of the Company’s common stock on the date the award is granted.  The Company estimates the fair value of employee stock options and the right to purchase shares under the employee stock purchase plan using the Black-Scholes valuation model, consistent with the Financial Accounting Standard Board's (FASB) authoritative guidance for share-based payments.  Option-pricing models require the input of highly subjective assumptions, including the expected term of options and the expected price volatility of the stock underlying such options.  In addition, the Company is required to estimate the number of stock-based awards that will be forfeited due to employee turnover.  The Company attributes the value of stock-based compensation to expense on an accelerated method.  Finally, the Company capitalizes into inventory a portion of the periodic stock-based compensation expense that relates to employees working in manufacturing activities.

The Company updates the expected term of stock option grants annually based on its analysis of the stock option exercise behavior over a period of time.  The interest rate is based on the average U.S. Treasury interest rate over the expected term during the applicable quarter.  The Company believes that the implied volatility of its common stock is an important consideration of overall market conditions and a good indicator of the expected volatility of its common stock.  However, due to the limited volume of options freely traded over the counter, the Company believes that implied volatility, by itself, is not representative of the expected volatility of its common stock.  Therefore, upon the adoption of FASB authoritative guidance for stock-based payment at the beginning of fiscal 2007, the Company revised the volatility factor used to estimate the fair value of its stock-based awards which now reflects a blend of historical volatility of its common stock and implied volatility of call options and dealer quotes on call options, generally having a term of less than twelve months.  The Company has not paid, nor does it have current plans to pay dividends on its common stock in the foreseeable future.

Income Taxes.  The Company accounts for income taxes under an asset and liability approach that requires the expected future tax consequences of temporary differences between book and tax bases of assets and liabilities be recognized as deferred tax assets and liabilities. Generally accepted accounting principles require the Company to evaluate the ability to realize the value of its net deferred tax assets on an ongoing basis. A valuation allowance is recorded to reduce the net deferred tax assets to an amount that will more likely than not be realized. Accordingly, the Company considers various tax planning strategies, forecasts of future taxable income and its most recent operating results in assessing the need for a valuation allowance. In consideration of the ability to realize the value of net deferred tax assets, recent results must be given substantially more weight than any projections of future profitability. Since the fourth quarter of fiscal 2003, the Company has determined that, under applicable accounting principles, it could not conclude that it was more likely than not that the Company would realize the value of its net deferred tax assets. The Company’s assumptions regarding the ultimate realization of these assets remained unchanged in the third quarter of fiscal 2010 and accordingly, the Company continues to record a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized.

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

Note 3
Recent Accounting Pronouncements

In June 2009, the FASB issued the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“Codification”). This authoritative guidance establishes the Codification, which officially launched on July 1, 2009, that is now the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification. Generally, the Codification is not expected to change U.S. GAAP. All other accounting literature excluded from the Codification will be considered non-authoritative. This guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted this guidance in the second quarter of fiscal 2010. The adoption of this guidance did not have a significant impact on the Company’s condensed consolidated financial statements or related footnotes.

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

In April 2009, the FASB issued authoritative guidance for determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. This standard provides guidance on how to determine the fair value of assets and liabilities. The guidance relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms that the objective of fair value measurement––to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. The guidance is effective for interim and fiscal years beginning after June 15, 2009. The Company adopted this guidance in the first quarter of fiscal 2010. The adoption of this guidance did not have a significant impact on the Company’s condensed consolidated financial position and results of operations.

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

Note 4
Net Income (Loss) Per Share

Net income (loss) per share has been computed using weighted-average common shares outstanding.

	Three months ended		Nine months ended
(in thousands, except per share amounts)	Dec. 27, 2009	Dec. 28, 2008	Dec. 27, 2009	Dec. 28, 2008
Net income (loss)	$(7,367)	$(345,259)	$39,052	$(324,430)

Weighted average common shares outstanding	165,954	167,412	165,658	169,354
Dilutive effect of employee stock options and restricted stock units	--	--	456	--
Weighted average common shares outstanding, assuming dilution	165,954	167,412	166,114	169,354
Basic net income (loss) per share	$(0.04)	$(2.06)	$0.24	$(1.92)
Diluted net income (loss) per share	$(0.04)	$(2.06)	$0.24	$(1.92)

Stock options to purchase 24.9 million shares and 28.3 million shares for the three and nine month periods ended December 27, 2009, respectively, and 29.0 million and 29.6 million for the three and nine month periods ended December 28, 2008, respectively, were outstanding, but were excluded from the calculation of diluted earnings per share because the exercise price of the stock options was greater than the average share price of the common shares and therefore, the effect would have been anti-dilutive. In addition, unvested restricted stock units of less than 0.1 million for the three and nine months ended December 27, 2009, respectively,  and 1.2 million and 0.6 million for the three and nine months ended December 28, 2008, respectively, were excluded from the calculation because they were anti-dilutive after considering unrecognized stock-based compensation expense.  Net loss per share for the three month period ended December 27, 2009 and three month and nine month periods ended December 28, 2008, respectively, were based only on weighted average common shares outstanding.

Note 5
Stock-Based Employee Compensation

Compensation Expense

The following table summarizes stock-based compensation expense by line items appearing in the Company’s Condensed Consolidated Statements of Operations:

	Three months ended		Nine months ended
(in thousands)	Dec. 27, 2009	Dec. 28, 2008	Dec. 27, 2009	Dec. 28, 2008
Cost of revenue	$630	$787	$2,250	$2,756
Research and development	2,246	5,101	7,921	15,402
Selling, general and administrative	1,287	3,124	2,170	7,625
Total stock-based compensation expense	4,163	9,012	12,341	25,783
Tax effect on stock-based compensation expense (1)	--	--	--	--
Total stock-based compensation expense, net of related tax effects	$4,163	$9,012	$12,341	$25,783

(1)	Assumes a zero tax rate for each period presented as the Company has a full valuation allowance for its deferred tax assets.

Stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations is based on awards ultimately expected to vest.  The authoritative guidance for stock-based compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the second quarter of fiscal 2010, the Company changed the way in which it determines and applies its forfeiture estimates, and as a result, reduced its compensation expense by $1.5 million in the second quarter of fiscal 2010.  The change is not expected to have a significant impact on future periods' stock-based compensation expense. The Company attributes the value of stock-based compensation to expense on an accelerated method.

The following table summarizes stock-based compensation expense associated with each type of award:

	Three months ended		Nine months ended
(in thousands)	Dec. 27, 2009	Dec. 28, 2008	Dec. 27, 2009	Dec. 28, 2008
Employee stock options	$2,201	$6,675	$7,189	$19,118
Employee stock purchase plan (“ESPP”)	679	684	1,397	2,188
Restricted stock units (“RSUs”)	1,122	1,839	3,597	4,599
Change in amounts capitalized in inventory	161	(186)	158	(122)
Total stock-based compensation expense	$4,163	$9,012	$12,341	$25,783

On March 29, 2009, the Company’s 1984 Employee Stock Purchase plan expired.  No stock was issued under the employee stock purchase plan in the first quarter of fiscal 2010.  In the second and third quarter of fiscal 2010, the Company issued 0.4 million and 0.5 million shares of common stock under its 2009 Employee Stock Purchase plan.

Valuation Assumptions

Assumptions used in the Black-Scholes valuation model and resulting weighted average grant-date fair values were as follows:

	Three months ended		Nine months ended
	Dec. 27, 2009	Dec. 28, 2008	Dec. 27, 2009	Dec. 28, 2008
Stock option plans:
Expected Term	4.58 years	4.67 years	4.66 years	4.59 years
Risk-free interest rate	2.17%	2.12%	2.13%	2.79%
Volatility	42.5%	49.1%	45.4%	41.7%
Dividend Yield	0.0%	0.0%	0.0%	0.0%
Weighted average grant-date fair value	$2.30	$2.26	$2.17	$3.81
ESPP:
Expected Term	0.25 years	0.25 years	0.25 years	0.25 years
Risk-free interest rate	0.1%	0.94%	0.2%	1.39%
Volatility	35.4%	55.7%	48.5%	42.3%
Dividend Yield	0.0%	0.0%	0.0%	0.0%
Weighted average fair value	$1.46	$2.21	$1.55	$2.09

On September 17, 2009, at the 2009 Annual Meeting of Stockholders, the Company’s stockholders approved a one-time stock option exchange program (“option exchange”) for the employees other than members of its Board of Directors and executive officers subject to the provisions of Section 16 of the Exchange Act, which allowed employees to surrender certain outstanding stock options for cancellation in exchange for the grant of new replacement options to purchase a lesser number of shares having an exercise price equal to the fair market value of the Company’s common stock on the replacement grant date.

On October 30, 2009, the Company completed an offer to exchange certain options to purchase shares of its common stock, par value $0.001 per share.  A total of 992 eligible employees participated in the option exchange. Pursuant to the terms and conditions of the option exchange, the Company accepted for exchange options totaling 9,992,195, representing 61% of the total number of options eligible for exchange. All surrendered options were cancelled effective as of the expiration of the option exchange, and immediately thereafter, in exchange therefor, the Company granted new options with an exercise price of $5.88 per share (representing the per share closing price of its common stock on October 30, 2009, as reported on the NASDAQ Global Select Market) to purchase an aggregate of 3,329,036 shares of common stock under the 2004 Plan.  New options have a contractual term of five years, based on the weighted average remaining contractual term of options eligible for exchange as determined at the tender offer date and generally will vest over a three-year period from the date of grant, with one-third of the shares vesting on the one-year anniversary of the grant date and the remaining shares vesting monthly for the 24 months thereafter.  The fair value of the new options granted was measured as the total of the unrecognized compensation cost of the original options tendered and the incremental compensation cost of the new options granted. The incremental compensation cost of the new options granted was measured as the excess of the fair value of the new options granted over the fair value of the original options immediately before cancellation.  The total remaining unrecognized compensation expense related to the original options will be recognized over the remaining requisite service period of the original options while the incremental compensation cost of the new options granted will be recognized over the three years service period.

As a result of the option exchange, the total incremental compensation expense of the new options is approximately $1.8 million, of which $0.2 million was recognized in the third quarter of fiscal 2010.

Equity Incentive Programs

The Company currently issues awards under three equity-based plans in order to provide additional incentive and retention to directors and employees who are considered to be essential to the long-range success of the Company.  These plans are further described below.

1994 Stock Option Plan (1994 Plan)

In May 1994, the Company’s stockholders approved the 1994 Plan.  In September 2000, the Company’s stockholders elected to extend the plan to expire on July 26, 2010.  Under the 1994 Plan, 13,500,000 shares of common stock have been made available for issuance as stock options to employees, officers, directors, consultants, independent contractors and advisors of the Company and its affiliates.  Shares issuable upon exercise of stock options granted pursuant to the Company’s 1985 Incentive and Nonqualified Stock Option Plan that expire or become un-exercisable for any reason without having been exercised in full are also available for issurance under the 1994 Plan (not to exceed 10,000,000 shares).  Options granted by the Company under the 1994 Plan generally expire seven years from the date of grant and generally vest over a four-year period from the date of grant.  The exercise price of the options granted by the Company under the 1994 Plan shall not be less than 100% of the fair market value for a common share subject to such option on the date the option is granted.  As of December 27, 2009, 1,031,031 shares remain available for future grant under the 1994 Plan.

2004 Equity Plan (2004 Plan)

In September 2004, the Company’s stockholders approved the 2004 Plan.  Under the 2004 Plan, 28,500,000 shares of common stock have been made available for issuance as stock options, restricted stock awards, stock appreciation rights, performance awards, restricted stock unit awards, and stock-based awards to employees, directors and consultants, of which a maximum of 4,000,000 shares are eligible for non-option “full value” awards.  The 2004 Plan allows for time-based and performance-based vesting for the awards.  Options granted by the Company under the 2004 Plan generally expire seven years from the date of grant and generally vest over a four-year period from the date of grant, with one-quarter of the shares of common stock vesting on the one-year anniversary of the grant date and the remaining shares vesting monthly for the 36 months thereafter.  The exercise price of the options granted by the Company under the 2004 Plan shall not be less than 100% of the fair market value for a common share subject to such option on the date the option is granted.  Full value awards made under the 2004 Plan shall become vested over a period of not less than three years (or, if vesting is performance-based, over a period of not less than one year) following the date such award is made; provided, however, that full value awards that result in the issuance of an aggregate of up to 5% of common stock available for issuance under the 2004 Plan may be granted to any one or more participants without respect to such minimum vesting provisions.  As of December 27, 2009, 8,580,383 shares remain available for future grant under the 2004 Plan.

Restricted stock units available for grant by the Company under the 2004 Plan generally vest over a 48-month period from the grant date.  Prior to vesting, participants holding restricted stock units do not have shareholder rights.  Shares are issued on or as soon as administratively practicable following the vesting date of the restricted stock units and upon issuance, recordation and delivery, the participant will have all the rights of a shareholder of the Company with respect to voting such stock and receipt of dividends and distributions on such stock.  As of December 27, 2009, 1,825,251 restricted stock unit awards were outstanding under the 2004 Plan.

The following table summarizes the Company’s stock option activities for the nine months ended December 27, 2009:

(in thousands)	Shares	Weighted Average Exercise Price
Options outstanding as of March 29, 2009	27,544	$12.30
Granted	7,882	6.24
Exercised	(5)	3.65
Canceled, forfeited or expired	(12,050)	12.98
Options outstanding as of December 27, 2009	23,371	$9.91
Options exercisable at December 27, 2009	14,448	$12.07

As of December 27, 2009, the weighted average remaining contractual life of options outstanding was 3.2 years and the aggregate intrinsic value was $6.1million.  The weighted average remaining contractual life of options exercisable was 1.8 years and the aggregate intrinsic value was $0.4 million.  Unrecognized compensation cost related to non-vested stock-based awards, net of estimated forfeitures was $9.6 million and will be recognized over a weighted average period of 2.0 years.

As of December 27, 2009, stock options vested and expected to vest totaled approximately 21.8 million shares, with a weighted-average exercise price of $10.18 per share and a weighted average remaining contractual life of 3.1 years.  The aggregate intrinsic value was approximately $5.0 million.

 The following table summarizes the Company’s restricted stock unit activities for the nine months ended December 27, 2009:

(in thousands)	Shares	Weighted Average Grant Date Fair Value
RSU’s outstanding as of March 29, 2009	1,238	$12.09
Granted	1,097	5.30
Released	(316)	12.59
Forfeited	(194)	9.61
Outstanding at December 27, 2009	1,825	$8.19

As of December 27, 2009, there was approximately $5.8 million of unrecognized compensation cost related to restricted stock units granted under the Company’s equity incentive plans.  The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.6 years.

2009 Employee Stock Purchase Plan (2009 ESPP)

On June 18, 2009, the Board approved implementation of the 2009 ESPP and authorized the reservation and issuance of up to 9,000,000 shares of the Company’s common stock under the 2009 ESPP, subject to stockholder approval. On September 17, 2009, the Company’s stockholders approved the plan at the 2009 Annual Meeting of Stockholders.  The 2009 ESPP is intended to be implemented in successive quarterly purchase periods commencing on the first day of each fiscal quarter of the Company.  In order to maintain its qualified status under Section 423 of the Internal Revenue Code, the 2009 ESPP imposes certain restrictions, including the limitation that no employee is permitted to participate in the 2009 ESPP if the rights of such employee to purchase common stock of the Company under the 2009 ESPP and all similar purchase plans of the Company or its subsidiaries would accrue at a rate which exceeds $25,000 of the fair market value of such stock (determined at the time the right is granted) for each calendar year.  During the nine months ended December 27, 2009, the Company issued 0.9 million shares of common stock with a weighted-average purchase price of $5.25 per share under the 2009 ESPP.

Note 6
Balance Sheet Detail

(in thousands) Inventories	December 27, 2009	March 29, 2009
Raw materials	$3,305	$6,876
Work-in-process	25,270	35,252
Finished goods	20,768	27,594
Total inventories	$49,343	$69,722

Property, plant and equipment, net
Land	$15,598	$14,533
Machinery and equipment	773,886	796,387
Building and leasehold improvement	134,491	134,358
	923,975	945,278
Less: accumulated deprecation	(854,568)	(873,717)
Total property, plant and equipment, net	$69,407	$71,561

Other accrued liabilities
Short-term portion of supplier obligations	6,833	2,279
Short-term portion of restructuring liability	3,018	3,334
Accrued audit and legal fees	1,483	1,469
Short-term portion of fair market value of the supply agreement entered into with Netlogic	1,414	--
Accrued royalties	1,404	1,158
Accrued medical expenses	1,136	1,226
Accrued sales representative commissions	1,033	1,333
Other accrued liabilities	11,326	10,407
Total other accrued liabilities	$27,647	$21,206

Other long-term obligations
Deferred compensation related liabilities	$14,340	$10,946
Long-term portion of restructuring liability	5,754	890
Long-term portion of supplier obligations	4,132	1,384
Long-term portion of fair market value of the supply agreement entered into with Netlogic	1,098	--
Long-term portion of deferred gain on equipment sales	232	940
Other	222	154
Total other long-term obligations	$25,778	$14,314

Note 7
Deferred Income on Shipments to Distributors

Included in the caption “Deferred income on shipments to distributors” on the Condensed Consolidated Balance Sheets are amounts related to shipments to certain distributors for which revenue is not recognized until the Company’s product has been sold by the distributor to an end customer. The components at December 27, 2009 and March 29, 2009 were as follows:

(in thousands)	December 27, 2009	March 29, 2009
Gross deferred revenue	$24,742	$21,302
Gross deferred costs	5,237	4,764
Deferred income on shipments to distributors	$19,505	$16,538

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

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 27, 2009:

	Fair Value at Reporting Date Using:
(in thousands)	Level 1	Level 2	Total Balance
Cash Equivalents and Short Term Investments:
Money market funds	$97,361	--	$97,361
US government treasuries and agencies securities	96,559	--	96,559
Corporate bonds	--	70,619	70,619
Corporate commercial paper	--	31,185	31,185
Bank deposits	--	2,700	2,700
Other Assets:
Assets related to non-qualified deferred compensation plan	--	12,418	12,418
Total assets measured at fair value	$193,920	$116,922	$310,842
Liabilities:
Non-qualified deferred compensation obligations	--	14,340	14,340
	$--	$14,340	$14,340

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 29, 2009:

	Fair Value at Reporting Date Using:
(in thousands)	Level 1	Level 2	Total Balance
Cash Equivalents and Short Term Investments:
Money market funds	$75,531	--	$75,531
US government treasuries and agencies securities	108,935	--	108,935
Corporate bonds	--	47,436	47,436
Corporate commercial paper	--	39,637	39,637
Bank deposits	--	10,110	10,110
Municipal bonds	--	1,056	1,056
Asset-backed securities	--	146	146
Other Assets:
Assets related to non-qualified deferred compensation plan	--	9,668	9,668
Total assets measured at fair value	$184,466	$108,053	$292,519
Liabilities:
Non-qualified deferred compensation obligations	--	10,946	10,946
Total liabilities measured at fair value	$--	$10,946	$10,946

The Company’s cash equivalents and short term investments are classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotation, spot rates or alternative pricing sources with reasonable levels of price transparency.  The securities in Level 1 are highly liquid and actively traded in exchange markets or over-the-counter markets. The securities in Level 2 represent securities with quoted prices in markets that are not as active or for which all significant inputs are observable.

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

Cash equivalents are highly liquid investments with original maturities of three months or less at the time of purchase. The Company maintains its cash and cash equivalents with reputable major financial institutions.  Deposits with these banks may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits or similar limits in foreign jurisdictions. These deposits typically may be redeemed upon demand and, therefore, bear minimal risk.  While the Company monitors daily the cash balances in its operating accounts and adjusts the balances as appropriate, these balances could be impacted if one or more of the financial institutions with which the Company deposits fails or is subject to other adverse conditions in the financial markets.  As of December 27, 2009, the Company has not experienced any losses in its operating accounts.

All of the Company’s available-for-sale investments are subject to a periodic impairment review. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. This determination requires significant judgment. For publicly traded investments, impairment is determined based upon the specific facts and circumstances present at the time, including a review of the closing price over the length of time, general market conditions and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for recovery. Although the Company believes its portfolio continues to be comprised of sound investments due to high credit ratings and government guarantees of the underlying investments, a further decline in the capital and financial markets would adversely impact the market values of its investments and their liquidity. The Company continually monitors the credit risk in its portfolio and future developments in the credit markets and makes appropriate changes to its investment policy as deemed necessary.  The Company did not record any impairment charges related to its short-term investments in the three and nine months ended December 27, 2009.

Note 9
Investments

Available for Sale Securities

Available-for-sale investments at December 27, 2009 were as follows:

(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$97,361	$--	$--	$97,361
U.S. government treasuries and agency securities	96,414	148	(3)	96,559
Corporate bonds	70,292	336	(9)	70,619
Corporate commercial paper	31,185	--	--	31,185
Bank deposits	2,700	--	--	2,700
Total available-for-sale investments	297,952	484	(12)	298,424
Less amounts classified as cash equivalents	(108,367)	--	--	(108,367)
Short-term investments	$189,585	$484	$(12)	$190,057

Available-for-sale investments at March 29, 2009 were as follows:

(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$75,531	--	--	$75,531
U.S. government treasuries and agency securities	108,528	$445	$(38)	108,935
Corporate bonds	47,452	102	(118)	47,436
Corporate commercial paper	39,634	3	--	39,637
Bank deposits	10,110	--	--	10,110
Municipal bonds	1,027	29	--	1,056
Asset-backed securities	145	1	--	146
Total available-for-sale investments	282,427	580	(156)	282,851
Less amounts classified as cash equivalents	(122,818)	(1)	5	(122,814)
Short-term investments	$159,609	$579	$(151)	$160,037

The amortized cost and estimated fair value of available-for-sale debt securities at December 27, 2009, by contractual maturity, were as follows:

(in thousands)	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$275,257	$275,535
Due in 1-2 years	20,292	20,487
Due in 2-5 years	2,402	2,402
Total investments in available-for-sale debt securities	$297,951	$298,424

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses as of December 27, 2009, aggregated by length of time that individual securities have been in a continuous loss position.

	Less than 12 months		12 months or Greater		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$16,981	$(9)	$--	$--	$16,981	$(9)
U.S. government treasuries and agency securities	2,000	(3)	--	--	2,000	(3)
Total	$18,981	$(12)	$--	$--	$18,981	$(12)

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses as of March 29, 2009, aggregated by length of time that individual securities have been in a continuous loss position.

	Less than 12 months		12 months or Greater		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$28,629	$(105)	$795	$(13)	$29,424	$(118)
U.S. government treasuries and agency securities	19,212	(38)	--	--	19,212	(38)
Total	$47,841	$(143)	$795	$(13)	$48,636	$(156)

Currently, a significant portion of its available-for-sale investments that the Company holds are all high grade instruments.  As of December 27, 2009, the unrealized losses on the Company’s available-for-sale investments represented an insignificant amount in relation to its total available-for-sale portfolio. Substantially all of the Company’s unrealized losses on our available-for-sale marketable debt instruments can be attributed to fair value fluctuations in an unstable credit environment that resulted in a decrease in the market liquidity for debt instruments.  Because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, the Company did not consider these investments to be other-than-temporarily impaired at December 27, 2009 and March 29, 2009.

Trading Securities

Trading securities are stated at fair value, with gains or losses resulting from changes in fair value recognized currently in non-operating earnings. As of December 27, 2009 and March 29, 2009, the deferred compensation plan assets were approximately $12.4 million and $9.7 million, which were included in other assets in the Condensed Consolidated Balance Sheets. The Company recorded net gains of $2.3 million during the first nine months of fiscal 2010 and net loss of $2.9 million during the first nine months of fiscal 2009 in interest income and other (expense), net in the Condensed Consolidated Statements of Operations.

Non-Marketable Equity Securities

In conjunction with the merger with Integrated Circuit Systems, Inc. (ICS), the Company acquired an investment in Best Elite International Limited (“Best Elite”). Best Elite is a private company, which owns a wafer fabrication facility in Suzhou, China.  The Company purchases wafers from Best Elite’s wafer fabrication facility for certain legacy ICS products.  In accordance with authoritative guidance for the equity method of accounting for investment in common stock, the Company accounts for this investment under the cost method. This investment is subject to periodic impairment review.  In determining whether a decline in value of its investment in Best Elite has occurred and is other than temporary, an assessment was made by considering available evidence, including the general market conditions in the wafer fabrication industry, Best Elite’s financial condition, near-term prospects, market comparables and subsequent rounds of financing.   The valuation also takes into account the Best Elite’s capital structure, liquidation preferences for its capital and other economic variables. The valuation methodology for determining the decline in value of non-marketable equity securities is based on inputs that require management judgment. The carrying value of the Company’s investment in Best Elite was approximately $2.0 million and is classified within other assets on the Company’s Condensed Consolidated Balance Sheets as of December 27, 2009 and March 29, 2009.

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

The Company may also utilize currency forward contracts to hedge currency exchange rate fluctuations related to certain short term foreign currency assets and liabilities. As of December 27, 2009 and March 29, 2009, the Company did not have any outstanding foreign currency contracts that were designated as hedges of forecasted cash flows or capital equipment purchases.  The Company does not enter into derivative financial instruments for speculative or trading purposes.

Gains and losses on these undesignated derivatives substantially offset gains and losses on the assets and liabilities being hedged and the net amount is included in interest income and other (expense), net in the Condensed Consolidated Statements of Operations. The Company did not have any outstanding foreign currency contracts that were designated as hedges of certain short term foreign currency assets and liabilities at the end of the third quarter of fiscal 2010.  An immaterial amount of net gains and losses were included in interest income and other (expense), net during the first nine months of fiscal 2010 and 2009.

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

Note 11
Business Combinations

Acquisition of Tundra Semiconductor Corporation (“Tundra”)

On June 29, 2009, the Company completed its acquisition of Tundra, pursuant to which the Company acquired 100% of the voting common stock of Tundra at a price of CDN$6.25 per share, or an aggregate purchase price of approximately CDN$120.8 million.  The Company paid approximately $104.3 million in cash. In addition, as part of the consideration in the acquisition, IDT assumed options to purchase up to 0.8 million shares of IDT common stock. As a result, the acquisition resulted in the issuance of approximately 0.8 million stock options with a fair value of $0.7 million.  The total consideration was approximately $105.0 million.  The options were valued using the Black-Scholes option pricing model. Approximately $3.4 million of acquisition-related costs were included in the selling, general and administrative expenses on the Condensed Consolidated Statements of Operations for the nine months ended December 27, 2009.

(in thousands)
Cash paid	$104,316
Assumed stock options	721
Total purchase price	$105,037

In accordance with authoritative guidance for business combinations, the Company has allocated the purchase price to the tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. Tundra’s technology and development capabilities are complementary to the Company’s existing product portfolios for RapidIO and PCI Express.  The Company expects that this strategic combination will provide customers with a broader product offering as well as improved service, support and a future roadmap for serial connectivity.   These are significant contributing factors to the establishment of the purchase price, resulting in the recognition of goodwill.  The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions.  Goodwill is not expected to be deductible for tax purposes. Goodwill is not amortized but will be reviewed at least annually for impairment. Purchased intangibles with finite lives are amortized over their respective estimated useful lives on a straight line basis.

The purchase price has been allocated as follows:

(in thousands)	Fair Value
Identifiable tangible assets acquired
Cash and cash equivalents	$46,085
Accounts receivable	1,260
Inventories	19,881
Prepayments and other current assets	6,119
Property, plant and equipment, net	7,692
Other assets	4,025
Accounts payable and accruals	(11,877)
Other long-term obligations	(3,549)
Net identifiable tangible assets acquired	69,636
Amortizable intangible assets	19,979
Goodwill	15,422
Total purchase price	$105,037

A summary of the allocation of amortizable intangible assets is as follows:

Fair Value (in thousands)
Amortizable intangible assets:
Existing technologies	$8,476
Customer relationships	7,973
Trade name	2,911
In-process research and development (IPR&D)	619
Total	$19,979

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

Customer relationship values have been estimated utilizing a DCF model, which uses forecasts of future revenues and expenses related to the intangible asset.   The Company utilized discount factors of 20%-22% for each of these intangible assets and is amortizing the intangible assets over 5 years on a straight-line basis.

The Tundra trade name value was determined using the relief from royalty method, which represents the benefit of owning this intangible asset rather than paying royalties for its use.  The Company utilized a discount rate of 20% for the trade name and is amortizing this intangible asset over 7 years on a straight-line basis.

Projects that qualify as IPR&D represent those at the development stage and require further research and development to determine technical feasibility and commercial viability. Technological feasibility is established when an enterprise has completed all planning, designing, coding, and testing activities that are necessary to establish that a product can be produced to meet its design specifications, including functions, features, and technical performance requirements. The value of IPR&D was determined by considering the importance of each project to the Company’s overall development plan, estimating costs to develop the purchased IPR&D into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value based on the percentage of completion of the IPR&D projects. The Company utilized the DCF method to value the IPR&D, using a discount factor of 22-24% and will amortize this intangible asset once the projects are complete. There were two IPR&D projects underway at Tundra at the acquisition date. As of December 27, 2009, one of the projects was 100% complete and another project was 95% complete.  Approximately $4.7 million costs were incurred in connection with both projects. The Company estimates that an additional investment of $0.3 million will be required to complete the project with an estimated completion date during the fourth quarter of fiscal 2010.

Pro Forma Financial Information (unaudited)

The following unaudited pro forma financial information presents the combined results of operations of the Company and Tundra as if the acquisition had occurred as of the beginning of fiscal 2010 and fiscal 2009. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had been taken place at the beginning of fiscal 2010 and fiscal 2009.  The unaudited pro forma financial information presented below combines the historical IDT and historical Tundra results for the nine months ended December 27, 2009 and December 28, 2008, respectively, and includes the business combination effect of the amortization charges from acquired intangible assets, the fair value adjustment to acquired inventory sold, adjustments to interest income and related tax effects.

	Nine months ended
(Unaudited) (in thousands, except per share amounts)	Dec. 27, 2009	Dec. 28, 2008
Supplement pro forma
Tundra’s net revenues (6/29/09 through 12/27/09)	18,909	--
Tundra’s net income (6/29/09 through 12/27/09)	7,705	--
Net revenues (1)	$408,178	$604,349
Net income (loss) (1)	34,446	(322,748)
Basic income (loss) per share	$0.21	$(1.91)
Diluted income (loss) per share	$0.21	$(1.91)

(1) Supplement pro forma information includes Tundra’s financial results for the periods March 30, 2009 through June 28, 2009 and March 24, 2008 through December 28, 2008, respectively.

Acquisition of certain assets of Leadis Technology, Inc. (“Leadis”)

On June 10, 2009, the Company completed its acquisition of certain sensor technology and related assets from Leadis, along with members of Leadis’ engineering team. The total purchase price of approximately $6.3 million was paid in cash. Approximately $ 0.2 million of acquisition-related costs was included in the selling, general and administrative expenses on the Condensed Consolidated Statements of Operations for the nine months ended December 27, 2009.

In accordance with authoritative guidance for the business combinations, the Company has allocated the purchase price to the tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. The acquisition provided the Company with a touch sensor technology, team of engineers, certain assets and a product line involving touch sensor technology. The Company believes these technologies will allow it to address a broader range of multimedia applications with highly integrated processing, interfacing and connectivity solutions. This transaction is intended to enable the Company to provide OEMs and original design manufactures (ODMs) with lower power, higher functionality Application-Specific Standard Products (ASSPs) that will enable them to provide consumers with a richer, more complete digital media experience. These opportunities, along with the ability to sell touch sensor products to the existing base of the Company’s customers, were significant contributing factors to the establishment of the purchase price. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management estimates and assumptions. The goodwill as a result of this acquisition is expected to be deductible for tax purposes over 15 years. Goodwill is not amortized but will be reviewed at least annually for impairment. Purchased intangibles with finite lives are being amortized over their respective estimated useful lives on a straight line basis.

The purchase price has been allocated as follows:

(in thousands)	Fair Value
Net tangible assets acquired	$151
Amortizable intangible assets	6,040
Goodwill	59
Total purchase price	$6,250

A summary of the allocation of amortizable intangible assets is as follows:

(in thousands)	Fair Value
Amortizable intangible assets:
Existing technologies	$4,670
Customer relationships	1,092
In-process research and development (IPR&D)	278
Total	$6,040

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

Projects that qualify as IPR&D represent those at the development stage and require further research and development to determine technical feasibility and commercial viability. Technological feasibility is established when an enterprise has completed all planning, designing, coding, and testing activities that are necessary to establish that a product can be produced to meet its design specifications, including functions, features, and technical performance requirements. The value of IPR&D was determined by considering the importance of each project to the Company’s overall development plan, estimating costs to develop the purchased IPR&D into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value based on the percentage of completion of the IPR&D projects. The Company utilized the DCF method to value the IPR&D, using discount factors of 45% and 46% and will amortize this intangible asset once the projects are complete. There were two IPR&D projects underway at Leadis at the acquisition date.  As of December 27, 2009, the projects were 39% and 30% complete and approximately $0.6 million and $1.1 million costs were incurred. The Company estimates that additional investment of $1.0 million and $2.6 million will be required to complete the projects with estimated completion dates during the second and fourth quarter of fiscal 2011.

Leadis acquisition related financial results have been included in the Company’s Condensed Consolidated Statements of Operations from the closing date of the acquisition on June 28, 2009. Pro forma earnings information has not been presented because the effect of the acquisition is not material to the Company’s historical financials results.

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

In accordance with authoritative guidance for the business combinations, the Company has allocated the purchase price to the tangible and intangible assets acquired and liabilities assumed, including in-process research and development, based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. The acquisition provided the Company with a video signal processing technology, team of engineers, certain assets and a product line involving video technologies. The Company believes these technologies will allow it to pursue expanded opportunities, particularly in the emerging high-definition video market. These opportunities, along with the ability to sell video products to the existing base of IDT customers, were significant contributing factors to the establishment of the purchase price. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management estimates and assumptions. As of December 27, 2009, approximately $0.9 million of the total goodwill is expected to be deductible for tax purposes over 15 years. Goodwill is not amortized but will be reviewed at least annually for impairment. Purchased intangibles with finite lives are being amortized over their respective estimated useful lives on a straight line basis. The purchase price has been allocated as follows:

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

IPR&D

Of the total purchase price, $5.6 million was allocated to IPR&D. Projects that qualify as IPR&D represent those that have not yet reached technological feasibility and which have no alternative future use. Technological feasibility is established when an enterprise has completed all planning, designing, coding, and testing activities that are necessary to establish that a product can be produced to meet its design specifications, including functions, features, and technical performance requirements. The value of IPR&D was determined by considering the importance of each project to the Company’s overall development plan, estimating costs to develop the purchased IPR&D into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value based on the percentage of completion of the IPR&D projects. The Company utilized the DCF method to value the IPR&D, using a discount factor of 32%. There was one IPR&D project underway at Silicon Optix at the acquistion date.  As of December 27, 2009, the project was 95% complete and approximately $7.7 million cost was incurred. The Company estimates that additional investment of $1.3 million will be required to complete the project with estimated completion date during the fourth quarter of fiscal 2010.

Note 12
Divestiture

Military business

On November 30, 2009, the Company completed the sale of certain assets and transferred certain liabilities related to its military business to Spectrum Control, Inc ("Spectrum Control") for approximately $12.8 million. As a result, in the third quarter of fiscal 2010, the Company recorded a loss of $4.3 million related to the divestiture. All employees in the Company’s military business were transferred to Spectrum Control as a result of the transaction. In addition, the Company also signed a sublease agreement with Spectrum Control.  The sublease will expire in May, 2010.  Prior to the divestiture, the military business was part of a larger cash-flow generating product group and did not, on its own, represent a separate operation of the Company, as such discontinued operations reporting does not apply.

The following table summarizes the components of the loss:

(in thousands)
Cash proceeds from sale	$12,800
Assets sold to Spectrum Control
Accounts receivable, net	(1,022)
Inventory, net	(5,027)
Fixed Assets, net	(982)
Intangible assets, net	(9,517)
Other assets	(46)
Liabilities assumed by Spectrum Control	572
Transaction and other costs	(1,051)
Loss on divestiture	$(4,273)

Silicon logic engineering business

On December 4, 2009, the Company completed the sale of certain assets and transferred certain liabilities related to its Silicon Logic Engineering business to Open Silicon, Inc (“OSI’) for $1 in cash. In the third quarter of fiscal 2010, the Company recorded a loss of $0.2 million related to the divestiture. In connection with the divestiture, the Company entered into a design service agreement with OSI whereby they agreed to provide and the Company agreed to purchase design services from OSI through the end of calendar year 2010. The total commitment under this design service agreement is $0.8 million. The Company also signed a sublease agreement with OSI.  The sublease will expire in June 2012. The sale of the SLE business was not qualified as discontinued operations as the Company will continue to have cash flows associated with design service agreement that the Company signed with OSI.

The following table summarizes the components of the loss:

(in thousands)
Cash proceeds from sale	$-
Assets sold to OSI
Fixed Assets, net	(120)
Other assets	(24)
Liabilities assumed by Spectrum Control	17
Transaction and other costs	(61)
Loss on divestiture	$(188)

Network search engine business

On July 17, 2009, the Company completed the sale of certain assets related to its network search engine business (the "NWD assets") to NetLogic Microsystems, Inc ("Netlogic"), pursuant to an Asset Purchase Agreement by and between the Company and NetLogic dated April 30, 2009. Upon closing of the transaction, NetLogic paid the Company $100 million in cash consideration, which included inventory valued at approximately $10 million, subject to adjustment.  As of September 27, 2009, the inventory we sold to Netlogic was valued at $8.2 million.  Subsequently,  in the third quarter of fiscal 2010, the Company reimbursed Netlogic the excess cash for the inventory in the amount of $1.8 million.  The Company’s NWD assets are part of the

Communications reportable segment. In connection with the divestiture, the Company entered into a supply agreement with NetLogic whereby they agreed to buy and the Company agreed to sell Netlogic certain network search engine products for a limited time following the closing of the sale.  According to the terms set forth in the agreement, the Company has committed to supply certain products either at its standard costs or below its normal gross margins for such products, which are lower than their estimated fair values. As a result, the Company recorded $3.0 million related to the estimated fair value of this agreement, of which $0.5 million were recognized as revenue in the first nine months of fiscal 2010. The Company expects to complete sales under this agreement within 2 years.  In the second quarter of fiscal 2010, the Company recorded a gain of $82.7 million. The sale of the NWD business was not qualified as discontinued operations as the Company will continue to have cash flows associated with the supply agreement that the Company signed with Netlogic.

The following table summarizes the components of the gain:

(in thousands)
Cash proceeds from sale	$98,183
Assets sold to Netlogic
Net inventory sold to Netlogic	(7,593)
Fixed assets and license transferred to Netlogic	(583)
Goodwill write off	(3,701)
Transaction and other costs	(579)
Fair market value of the supply agreement with Netlogic	(2,980)
Gain on divestiture	$82,747

Note 13
Goodwill and Other Intangible Assets

The changes in the carrying amounts of goodwill by segment for the three and nine months ended December 27, 2009 were as follows:

(in thousands)	Communications	Computing and Consumer	Total
Balance as of March 29, 2009	$63,204	$26,200	$89,404
Additions (1)	--	59	59
Balance as of June 29, 2009	63,204	26,259	89,463
Additions (2)	13,321	2,142	15,463
Adjustments (3)	(3,701)	--	(3,701)
Balance as of September 27, 2009	72,824	28,401	101,225
Adjustments (4)	(41)	--	(41)
Balance as of December 27, 2009	$72,783	$28,401	$101,184

(1)	Additions were from the Leadis acquisition.
(2)	Additions were from the Tundra acquisition.
(3)	Adjustments primarily represent the write off of goodwill associated with the divestiture of networking assets. See note 12-"Divestitures" for further discussion.
(4)	Adjustments were related to the Tundra acquisition.

Identified intangible asset balances are summarized as follows:

	December 27, 2009

(in thousands)	Gross assets	Accumulated amortization	Net assets
Identified intangible assets:
Existing technology	$229,218	$(196,578)	$32,641
Trademarks	11,634	(8,502)	3,131
Customer relationships	133,241	(119,030)	14,211
Foundry & Assembler relationships	64,380	(64,378)	2
Non-compete agreements	52,958	(52,958)	--
IPR&D	897	--	897
Other	29,553	(29,553)	--
Total identified intangible assets	$521,881	$(470,999)	$50,882

	March 29, 2009

(in thousands)	Gross assets	Accumulated amortization	Net assets
Identified intangible assets:
Existing technology	$236,423	$(198,133)	$38,290
Trademarks	9,360	(8,878)	482
Customer relationships	138,317	(126,586)	11,731
Foundry & assembler relationships	64,380	(64,374)	6
Non-compete agreements	52,958	(52,958)	--
Other	31,053	(31,053)	--
Total identified intangible assets	$532,491	$(481,982)	$50,509

Amortization expense for identified intangibles is summarized below:

	Three months ended		Nine months ended
(in thousands)	Dec. 27, 2009	Dec. 28, 2008	Dec. 27, 2009	Dec. 28, 2008
Existing technology	$2,996	$13,349	$11,176	$41,441
Trademarks	122	294	262	900
Customer relationships	1,684	5,666	4,688	17,396
Foundry & assembler relationships	1	289	4	991
Non-compete agreements	--	35	--	236
Other	--	19	--	139
Total	$4,803	$19,652	$16,130	$61,103

Based on the identified intangible assets recorded at December 27, 2009, the future amortization expense of identified intangibles for the next five fiscal years is as follows (in thousands):

Fiscal year	Amount
Remainder of fiscal year 2010	$4,452
2011	16,693
2012	12,372
2013	7,475
2014	5,025
Thereafter	3,968
Total	$49,985

Note 14
Comprehensive Income (Loss)

The components of comprehensive income (loss) were as follows:

	Three months ended		Nine months ended
(in thousands)	Dec. 27, 2009	Dec. 28, 2008	Dec. 27, 2009	Dec. 28, 2008
Net income (loss)	$(7,367)	$(345,259)	$39,052	$(324,430)
Currency translation adjustments	(180)	(905)	806	(1,636)
Change in net unrealized gain (loss) on investments	(77)	826	48	196
Comprehensive income (loss)	$(7,624)	$(345,338)	$39,906	$(325,870)

The components of accumulated other comprehensive income, net of tax, were as follows:

(in thousands)	December 27, 2009	March 29, 2009
Cumulative translation adjustments	$1,252	$446
Unrealized gain on available-for-sale investments	472	424
Total accumulated other comprehensive income	$1,724	$870

Note 15
Industry Segments

In the first quarter of fiscal 2010, as part of a refinement of its business strategy, the Company incorporated multi-port products from the Communications segment into the Computing and Consumer segment.  This change in segment reporting had no impact on the Company’s consolidated balance sheets, statements of operations, statements of cash flows or statements of stockholders’ equity for any periods. The segment information for three month and nine months ended December 28, 2008 has been adjusted retrospectively to conform to the current period presentation.

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

The tables below provide information about these segments:

Revenues by segment

	Three months ended		Nine months ended
(in thousands)	Dec. 27, 2009	Dec. 28, 2008	Dec. 27, 2009	Dec. 28, 2008

Communications	$61,689	$68,303	$179,663	$241,203
Computing and Consumer	80,791	98,776	218,275	314,625
Total consolidated revenues	$142,480	$167,079	$397,938	$555,828

Income (loss) by segment

	Three months ended		Nine months ended
(in thousands)	Dec. 27, 2009	Dec. 28, 2008	Dec. 27, 2009	Dec. 28, 2008
Communications	$21,972	$19,940	$58,545	$83,124
Computing and Consumer	(4,772)	9,017	(25,971)	26,021
Amortization of intangible assets	(4,803)	(19,652)	(16,130)	(61,104)
Acquisition related costs and other	254	2	(3,692)	8
Gain (loss) on divestiture	(4,461)	--	78,286	--
Acquired in-process research and development	--	(5,597)	--	(5,597)
Goodwill and intangible assets impairment	--	(339,051)	--	(339,051)
Other-than-temporary impairment of investment	--	(3,000)	--	(3,000)
Assets impairment	216	--	(1,786)	--
Inventory fair value adjustment	(8,421)	--	(16,055)	--
Restructuring and related costs	(2,297)	(597)	(17,796)	(1,902)
Facility closure costs	(23)	(50)	(59)	(146)
Fabrication production transfer costs	(783)	--	(1,105)	--
Compensation benefit (expense) - deferred compensation plan	(521)	1,895	(2,522)	2,610
Stock-based compensation expense	(4,163)	(9,012)	(12,341)	(25,783)
Interest income and other (expense), net	597	(1,150)	3,221	699
Interest expense	(15)	(14)	(45)	(47)
Income (loss) before income taxes	$(7,220)	$(347,269)	$42,550	$(324,168)

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

The Company’s significant operations outside of the United States include manufacturing facilities in Malaysia and Singapore, design centers in the U.S., Canada and China, and sales subsidiaries in Japan, Asia Pacific and Europe. Revenues from unaffiliated customers by geographic area, based on the customers' shipment locations, were as follows:

	Three months ended		Nine months ended
(in thousands)	Dec. 27, 2009	Dec. 28, 2008	Dec. 27, 2009	Dec. 28, 2008
Asia Pacific	$92,205	$106,815	$261,915	$353,905
Americas	23,071	31,831	69,453	107,764
Japan	16,374	16,319	37,978	51,666
Europe	10,830	12,114	28,592	42,493
Total consolidated revenues	$142,480	$167,079	$397,938	$555,828

The Company's property, plant and equipment are summarized below by geographic area:

in thousands)	December 27, 2009	March 29, 2009
United States	$53,904	$60,836
Canada	6,672	700
Malaysia	4,285	4,888
Singapore	3,864	2,918
All other countries	682	2,219
Total property, plant and equipment, net	$69,407	$71,561

Note 16
Commitments and Guarantees

Guarantees
As of December 27, 2009, the Company’s financial guarantees consisted of guarantees and standby letters of credit, which are primarily related to the Company’s electrical utilities in Malaysia, utilization of non-country nationals in Malaysia and Singapore, consumption tax in Japan and value-added tax obligations in Singapore and Holland, and a workers’ compensation plan in the United States. The maximum amount of potential future payments under these arrangements is approximately $2.3 million.

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

The Company maintains an accrual for obligations it incurs under its standard product warranty program and customer, part, or process specific matters. The Company’s standard warranty period is one year, however in certain instances the warranty period may be extended to as long as two years.  Management estimates the fair value of the Company’s warranty liability based on actual past warranty claims experience, its policies regarding customer warranty returns and other estimates about the timing and disposition of product returned under the standard program.  Customer, part, or process specific reserves are estimated using a specific identification method.  Historical profit and loss impact related to warranty returns activity has been minimal. The total accrual was $0.3 million and $0.5 million as of December 27, 2009 and March 29, 2009, respectively.

Note 17
Litigation

On October 24, 2006, the Company was served with a civil antitrust complaint filed by Reclaim Center, Inc., et. al. as plaintiffs in the U.S. District Court for the Northern District of California against us and 37 other entities on behalf of a purported class of indirect purchasers of Static Random Access Memory (SRAM) products. The Complaint alleges that the Company and other defendants conspired to raise the prices of SRAM, in violation of Section 1 of the Sherman Act, the California Cartwright Act, and several other states’ antitrust, unfair competition, and consumer protection statutes. Shortly thereafter, a number of other plaintiffs filed similar complaints on behalf of direct and indirect purchasers of SRAM products. Given the similarity of the complaints, the Judicial Panel on Multidistrict Litigation transferred the cases to a single judge in the Northern District of California and consolidated the cases for pretrial proceedings in February 2007. The consolidated cases are captioned In re Static Random Access Memory (SRAM) Antitrust Litigation. In August 2007, direct purchasers of SRAM products and indirect purchasers of SRAM products filed separate Consolidated Amended Complaints. The Company was not named as a defendant in either complaint. Pursuant to tolling agreements with the indirect and direct purchaser plaintiffs, the statute of limitations was tolled until January 10, 2009 as to potential claims against the Company.  The tolling agreements have now expired and the statute of limitations is running on potential claims against the Company.  Discovery has closed in both cases. The Company intends to vigorously defend itself against these claims.

In April 2008, LSI Corporation and its wholly owned subsidiary Agere Systems Inc. (collectively “LSI”) instituted an action in the United States International Trade Commission (ITC or “Commission”), naming the Company and 17 other respondents.  The ITC action seeks an exclusion order to prevent importation into the U.S. of semiconductor integrated circuit devices and products made by methods alleged to infringe an LSI patent relating to tungsten metallization in semiconductor manufacturing. LSI also filed a companion case in the U.S. District Court for the Eastern District of Texas seeking an injunction and damages of an unspecified amount relating to such alleged infringement. Since the initiation of both actions, five additional parties have been named as respondents/defendants in the respective actions. Some of the defendants in the action have since settled the claims against them. The action in the U.S. District Court has been stayed pending the outcome of the ITC action.  The hearing in the ITC action was conducted July 20 through July 27, 2009.  On September 21, 2009, the Administrative Law Judge (“ALJ”) issued his Initial Determination  finding that the patent claims asserted by LSI were invalid in light of the prior art.  Based on the finding of invalidity, the Court held that no violation of section 337 has occurred with respect to the asserted claims.  On October 5, 2009, LSI filed a Petition to Review by the Commission.  Also on October 5, 2009, the defendants filed a Common Contingent Petition for Review on common matters in the case, and the Company separately filed a Contingent Petition for Review on Company-specific matters in the case.  Each side filed a Response Brief on October 13, 2009.  On November 23, 2009, the Commission issued a Notice of determination to review in-part the ALJ’s Initial Determination.  The Commission further instructed the ALJ to consider on remand the merit of respondents' arguments with respect to invalidity of one asserted claim for obviousness.  On January 14, 2010, the ALJ issued a Remand Determination that respondents had not demonstrated by clear and convincing evidence that the claim at issue on remand was invalid due to obviousness.  Briefing responsive to the Remand by Respondents is due February 2, 2010.  The Reply brief from LSI is due February 9, 2010.  The Commission has extended the target date for completion of the investigation to March 22, 2010.  The Company cannot predict the outcome or provide an estimate of any possible losses.  The Company will continue to vigorously defend itself against the claims in these actions.

Note 18
Restructuring

The following table shows the provison of the restructuring charges and the liability remaining as of December 27, 2009:

(in thousands)	Cost of goods sold	Operating Expenses
	Restructuring	Restructuring
Balance as of March 29, 2009	$575	$3,649
Provision	55	1,421
Cash payments	(274)	(2,578)
Balance as of June 28, 2009	$356	$2,492
Provision	5,708	8,315
Cash payments	(500)	(7,292)
Balance as of September 27, 2009	$5,564	3,515
Provision	386	1,912
Cash payments	(246)	(2,359)
Balance as of December 27, 2009	$5,704	$3,068

As part of an effort to streamline operations with changing market conditions and to create a more efficient organization, the Company took restructuring actions through December 27, 2009, to reduce its workforce and consolidate facilities.  The Company’s restructuring expenses have been comprised primarily of: (i) severance and termination benefit costs related to the reduction of its workforce; and (ii) lease termination costs and costs associated with permanently vacating certain facilities.  The Company accounted for each of these costs in accordance with accounting guidance on accounting for costs associated with exit or disposal activities or accounting guidance on employer’s accounting for post employment benefits. The determination of when the Company accrues for severance costs, and which standard applies, depends on whether the termination benefits are provided under a one-time benefit arrangement or under an on-going benefit arrangement.

During the third quarter of fiscal 2010, the Company initiated restructuring actions intended to further adjust its skills mix to new strategic and product opportunities. The restructuring action included a reduction of approximately 61 positions within its Analog and Power group across multiple locations worldwide. As a result, the Company recorded restructuring expenses of $1.3 million for severance payments, payments under federal, state and province notice statutes and retention and other benefits associated with this restructuring action in the third quarter of fiscal 2010. As of December 27, 2009, the Company made severance and retention payments totaling $1.2 million related to these restructuring actions. The Company expects to complete these restructuring actions in the fourth quarter of fiscal 2010. In addition, the Company reduced a total of 15 positions and exited certain leased facilities related to its divestitures in the third quarter of fiscal 2010. The Company recorded restructuring expenses of $1.0 million for lease impairment charges, severance payments, payments under federal, state and province notice statutes and retention and other benefits associated with these restructuring actions in the third quarter of fiscal 2010, of which $0.1 million was related to severance, retention and other benefits to the terminated employees and $0.9 million was for facilities impairment charges which was recorded as selling, general and administrative (SG&A) expense.  As of December 27, 2009, the Company made severance and retention payments totaling $0.1 million related to these restructuring actions. The Company expects to complete these restructuring actions in the fourth quarter of fiscal 2010.

During the second quarter of fiscal 2010, the Company initiated a restructuring action following its acquisition of Tundra and an assessment of ongoing personnel needs in light of the acquisition. The restructuring action included a reduction of approximately 133 positions worldwide.  In addition, the Company also impaired some facilities due to vacating certain locations. As a result, the Company recorded restructuring expenses of $8.6 million for severance payments, payments under federal, state and province notice statutes and retention and other benefits associated with this restructuring action in the second quarter of fiscal 2010, of which $8.4 million was related to lease impairment charges, severance, retention and other benefits to the terminated employees and $0.2 million was for facilities impairment charges which was recorded as SG&A expense.  In the third quarter of fiscal 2010, in connection with its divestiture of SLE business, the Company transferred 24 employees to OSI and terminated 9 employees resulting in a reduction to its accrued restructuring expenses by approximately $0.1 million.  As of December 27, 2009, the Company made severance and retention payments totaling $6.9 million related to this restructuring action. The Company expects to complete this restructuring action in the fourth quarter of fiscal 2010. The facility lease charges will be paid off through the second quarter of fiscal 2011.  In addition, in connection with its plan to transition the manufacture of products to Taiwan Semiconductor Manufacturing Limited ("TSMC"), the Company’s management approved a plan to exit wafer production operations at its Oregon fabrication facility.  As a result, the Company accrued restructuring expenses of $4.8 million for severance payments and other benefits associated with this restructuring action in the second quarter of fiscal 2010. The Company expects to complete this restructuring action in the second quarter of fiscal 2012.

During the fourth quarter of fiscal 2009, the Company initiated a restructuring action intended to align its spending with demand that has weakened in the slowing economy. The restructuring action included a reduction of approximately 124 positions across multiple divisions worldwide. In March 2009, after carefully considering the market, revenues and prices for search engines, the Company decided to restructure its Networking division.  As part of this restructuring action, the Company reduced approximately 56 positions in this division and ceased investment in new search engine product development.  In addition, the Company initiated restructuring actions, which affected its sales personnel in Germany and Japan.  During the first nine months of fiscal 2010, the Company reduced an additional 12 positions related to these actions.  As a result, the Company recorded restructuring expenses of $2.3 million and $5.3 million for severance payments, payments under federal, state and province notice statutes and retention and other benefits associated with these restructuring actions in the first nine months of fiscal 2010 and the fourth quarter of fiscal 2009.  As of December 27, 2009, severance, retention and other benefits of $7.5 million were settled.  The Company expects to complete these restructuring actions in the fourth quarter of fiscal 2010.

During the second quarter of fiscal 2006, the Company completed the consolidation of its Northern California workforce into its San Jose headquarters and exited a leased facility in Salinas, California. Upon exiting the building the Company recorded lease impairment charges of approximately $2.3 million, which represented the future rental payments under the agreement, reduced by an estimate of sublease income, and discounted to present value using an interest rate applicable to the Company. These charges were recorded as cost of revenues of $0.7 million, research and development expense (R&D) of $0.9 million and SG&A expense of $0.7 million. In fiscal 2008, the Company entered into a sublease agreement for this facility, resulting in a reduction to its accrued lease liabilities by $0.2 million.  Since the initial restructuring, the Company has made lease payments of $1.2 million related to the vacated facility in Salinas.  As of December 27, 2009, the remaining accrued lease liabilities were $0.9 million.

Note 19
Income Taxes

The Company recorded an income tax provision of $0.1 million in the third quarter of fiscal 2010, compared to a $2.0 million income tax benefit in the third quarter of fiscal 2009.  The income tax provision in the third quarter of fiscal 2010 was attributable to a discrete tax provision of $1.3 million related to its fiscal 2009 income tax return filing and a discrete tax benefit of $1.5 million as a result of the military business and NWD asset sales and the estimated U.S. Federal and state taxes and estimated foreign income taxes. The income tax benefit in the third quarter of fiscal 2009 consisted of a $1.0 million tax benefit related to reductions in deferred tax liabilities resulting from a goodwill impairment charge recorded in the quarter, a reduction in foreign taxes of $0.6 million due to decreased profits and an increase in recorded tax benefits of $0.5 million related to a tax return filing in Malaysia during the quarter.

The Company recorded an income tax provision of $3.5 million in the first nine months of fiscal 2010, an increase of $3.2 million, compared to the first nine months of fiscal 2009. The provision for income taxes in the first nine months of fiscal 2010 primarily reflects a discrete income tax provision of $1.0 million for the sale of the NWD assets and MNC business, a $1.3 million income tax provision related to our fiscal 2009 income tax return and the estimated U.S. Federal and state taxes and estimated foreign income taxes. The income tax provision for the first nine months of fiscal 2009 primarily reflects estimated foreign income and withholding taxes and estimated U.S. Federal and state taxes. The provision for income taxes for the first nine months of fiscal 2009 was determined using the annual effective tax rate method.

In February 2009, the Internal Revenue Service (IRS) commenced a tax audit for fiscal years 2006 through 2008.  The IRS field audit is still in progress. The Company has received various information requests from the IRS. Although the final outcome is uncertain, based on currently available information, the Company believes that the ultimate outcome will not have a material adverse effect on its financial position, cash flows or results of operations

As of December 27, 2009 and March 29, 2009, the Company was subject to examination in various state and foreign jurisdictions for tax years 2004 forward, none of which were individually material.

Note 20
Share Repurchase Program

On January 18, 2007, the Company’s Board of Directors initiated a $200 million share repurchase program. During fiscal 2008, the Company’s Board of Directors approved a $200 million expansion of the share repurchase program to a total $400 million.  In fiscal 2008 and 2007, the Company repurchased approximately 28.9 million and 1.6 million shares at an average price of $11.60 per share and $15.95 per share for a total purchase price of $334.8 million and $25.0 million, respectively.  On April 30, 2008, the Company’s Board of Directors approved an additional $100 million expansion of the share repurchase program to a total of $500 million.  In fiscal 2009, the Company repurchased approximately 8.4 million shares at an average price of $7.46 per share for a total purchase price of $62.3 million.  During the third quarter of fiscal 2010, the Company repurchased approximately 0.6 million shares at an average price of $5.99 per share for a total purchase price of $3.3 million.   As of December 27, 2009, approximately $74.6 million was available for future purchase under the share repurchase program.  Share repurchases were recorded as treasury stock and resulted in a reduction of stockholders’ equity.

Note 21
Related Party Transaction

On December 4, 2009, in line with Company’s strategy to exit engineering services business acquired as part of Tundra acquisition, the Company completed the sale of certain assets and transferred certain liabilities related to its Silicon Logic Engineering business to Open Silicon, Inc (“OSI’) for $1 in cash.  See Note 12 – “Divestitures” for further discussion.  Richard D. Crowley, Jr., the Company’s Vice President and Chief Financial Officer, is a member of the board of directors of OSI.

Note 22
Subsequent Events

On January 14, 2010, the Company completed its acquisition of Mobius Microsystems (“Mobius”), a privately-held, fabless semiconductor company based in Sunnyvale, California, acquiring all of Mobius’ outstanding shares of common stock for approximately $25 million in cash.  Pursuant to the agreement and upon closing the transaction, the Company acquired patented all-silicon oscillator technology and related assets along with members of Mobius’ engineering team.

On February 1, 2010, the Company announced a plan to discontinue manufacturing operations in its Singapore facility.  The Singapore operations will begin a phased shut down that is anticipated to take approximately three months.  As a result, the Company will reduce its workforce in Singapore, resulting in a reduction of the worldwide workforce of approximately 11%.  The Company has taken this action following an assessment of operational and financial considerations.  In connection with these actions, the Company estimates that it will incur approximately $2.3 million to $2.7 million in cash expenditures for severance and related costs, primarily in the fourth quarter of fiscal 2010 ending March 28, 2010.  The Company expects to complete this restructuring initiative in the first quarter of fiscal 2011.

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

This discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and accompanying Notes included in this report and the Audited Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 29, 2009 filed with the SEC. Operating results for the three months and nine months ended December 27, 2009 are not necessarily indicative of operating results for an entire fiscal year.

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

In the first quarter of fiscal 2010, as part of a refinement of our business strategy, we incorporated multi-port products from the Communications segment into the Computing and Consumer segment.  This change in segment reporting had no impact on our consolidated balance sheets, statements of operations, statements of cash flows or statements of stockholders’ equity for any periods. The segment information for three month and nine months ended December 28, 2008 has been adjusted retrospectively to conform to the current period presentation.  The Chief Executive Officer has been identified as the Chief Operating Decision Maker.

Our reportable segments include the following:

▪
Communications segment: includes Rapid I/O switching solutions, flow-control management devices, FIFOs, integrated communications processors, high-speed SRAM, military application (divested in the third quarter of fiscal 2010), digital logic, telecommunications and network search engines (divested in the second quarter of fiscal 2010),.

▪
Computing and Consumer segment: includes clock generation and distribution products, PCI Express switching and bridging solutions, high-performance server memory interfaces, multi-port products, PC audio and video products.

Revenues

(in thousands)	Three months ended		Nine months ended
	Dec. 27, 2009	Dec. 28, 2008	Dec. 27, 2009	Dec. 28, 2008
Communications	$61,689	$68,303	$179,663	$241,203
Computing and Consumer	80,791	98,776	218,275	314,625
Total	$142,480	$167,079	$397,938	$555,828

Communications Segment
Revenues in our Communications segment decreased $6.6 million, or 10% in the third quarter of fiscal 2010 as compared to the third quarter of fiscal 2009. The decrease was primarily driven by revenue declines in our networking division and military products, as a result of our divestiture of the networking (NWD) assets and military (MNC) business on July 17, 2009 and November 30, 2009, respectively.  Partially offsetting these decreases was an increase in our flow control management products as a result of the Tundra acquisition. Revenues from our SRAM, multi-port, FIFO, and digital logic products increased 9% year over year due to the strength in the communications integrated circuit market.  Revenues from our communications timing and telecom products increased 7% due to increased demand for our timing products in the communications markets.

Computing and Consumer Segment
Revenues in our Computing and Consumer segment decreased $18.0 million, or 18% in the third quarter of fiscal 2010 as compared to the third quarter of fiscal 2009 as a result of the global economic downturn and increased competition in the consumer market.  Revenues within our Computing and Multimedia division were flat, as increased end customer demand for systems using our personal computing and consumer products was offset by erosion of average selling prices.  Revenues within our Enterprise Computing division decreased 44%, driven by the continued ramp down of our Advanced Memory Buffer (AMB) products. Partially offsetting these decreases was an increase in our Video and Display division as a result of the Silicon Optix acquisition in the third quarter of fiscal 2009 and new products continue to ramp up.

Revenues in Asia Pacific (APAC), North America, Japan and Europe accounted for 65%, 16%, 11% and 8%, respectively, of our consolidated revenues in the third quarter of fiscal 2010 compared to 64%, 19%, 10% and 7%, respectively, in the third quarter of fiscal 2009.  We expect that a significant portion of our revenue will continue to be represented by sales to our customers in Asia, as many of our largest customers utilize manufacturers in the APAC region.

Revenues (recent trends and outlook).  We currently anticipate overall revenues will decrease slightly in the fourth quarter of fiscal 2010.

Revenues (first nine months of fiscal 2010 compared to first nine months of fiscal 2009). Our year-to-date revenues through the third quarter of fiscal 2010 were $397.9 million, a decrease of $157.9 million, or 28% when compared to the same period one year ago. Revenues in our Communications segment decreased $61.5 million, or 26%, driven by our divestiture of the NWD assets and MNC business on July 17, 2009 and November 30, 2009, respectively, and lower revenues from SRAM, multi-port, FIFO, and digital logic products. These decreases were partially offset by the increased sales of our flow control management products as a result of the Tundra acquisition. Revenues in our Computing and Consumer segment decreased $96.4 million, or 31%, due to broad demand weakness from our personal computing and consumer products end markets. The decreases were partially offset by the growth in Video products revenues as a result of the Silicon Optix’s acquisition and new products ramp up.

Included in the caption “Deferred income on shipments to distributors” on the Condensed Consolidated Balance Sheets are amounts related to shipments to certain distributors for which revenue is not recognized until our product has been sold by the distributor to an end customer. The components of deferred income on shipments to distributors as of December 27, 2009 and March 29, 2009 are as follows:

(in thousands)	Dec. 27, 2009	March 29, 2009
Gross deferred revenue	$24,742	$21,302
Gross deferred costs	5,237	4,764
Deferred income on shipments to distributors	$19,505	$16,538

The gross deferred revenue represents the gross value of shipments to distributors at the list price billed to the distributor less any price protection credits provided to them in connection with reductions in list price while the products remain in their inventory.  Based on our history, the amount ultimately recognized as revenue will be lower than this amount as a result of ship from stock pricing credits which are issued in connection with the sell through of the product to an end customer.  As the amount of price adjustments subsequent to shipment is dependent on the overall market conditions, the levels of these adjustments can fluctuate significantly from period to period. Historically, this amount has represented an average of approximately 25% of the list price billed to the customer.  As these credits are issued, there is no impact to working capital as this reduces both accounts receivable and deferred revenue.  The gross deferred costs represent the standard costs (which approximate actual costs) of products we sell to the distributors.  The deferred income on shipments to distributors increased $3.4 million or 16% for the first nine months of fiscal 2010 compared to the fourth quarter of fiscal 2009.  The increase was primarily attributable to the increased shipments to distributors and inclusion of Tundra shipments to distributors in the second and third quarter of fiscal 2010, which had higher margins than IDT products.

Gross Profit

(in thousands)	Three months ended		Nine months ended
	Dec. 27, 2009	Dec. 28, 2008	Dec. 27, 2009	Dec. 28, 2008
Gross profit	$59,729	$69,669	$158,025	$241,281
Gross margin	42%	42%	40%	43%

Gross profit (the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009). Gross profit for the third quarter of fiscal 2010 was $59.7 million, a decrease of $9.9 million, or 14% compared to the third quarter of fiscal 2009. Gross margin for the third quarter of fiscal 2010 and fiscal 2009 were 42%.  The decrease in gross profit was primarily driven by lower revenue.  Our gross margin percentage was positively impacted by a higher utilization of our fabrication facility and a favorable shift in the mix of products sold. The utilization of our manufacturing capacity in Oregon increased from approximately 70% of equipped capacity in the third quarter of fiscal 2009 to 90% of equipped capacity in the third quarter of fiscal 2010.  Our gross margin percentage benefited from a $10.6 million decrease in intangible asset amortization as we wrote down the carrying value of certain intangible assets in fiscal 2009. In addition, a portion of the intangible assets are being amortized on an accelerated method, resulting in decreased amortization over time.  In addition, our gross margin benefited from a $0.8 million decrease in royalty expenses.  Furthermore, in the third quarter of fiscal 2010 and 2009, gross profit benefited by approximately $1.1million and $0.7 million, respectively, from the sale of inventory previously written down.  Offsetting these decreases, our gross margin for the third quarter of fiscal 2010 was negatively impacted by $8.4 million related to the sale of acquired inventory valued at fair value, less an estimated selling cost, associated with our acquisition of Tundra.

Gross profit (first nine months of fiscal 2010 compared to the first nine months of fiscal 2009). Our year to date gross profit through the third quarter of fiscal 2010 was $158.0 million, a decrease of $83.3 million, or 35% compared to the same period one year ago. Our gross margin for the nine months of fiscal 2010 was 40% compared to 43% for the same period a year ago. The decrease in gross profit was primarily attributable to the factors discussed above, including lower revenue and sale of inventory valued at fair value, less an estimated selling cost.  In addition, our gross profit was negatively impacted by a $5.7 million of severance and benefit costs related to a reduction in force associated with our acquisition of Tundra and the restructuring action within our Oregon fabrication facility in the second quarter of fiscal

2010.  Our gross profit was also negatively impacted by an impairment charge related to a note receivable net of deferred gain for the assets we sold to our subcontractor in fiscal 2007.  Partially offsetting these decreases, our gross margin benefited from a $31.8 million year-over-year decrease in intangible asset amortization, $3.1 million, $1.1 million and $1.3 million decreases in equipment expenses, performance related bonuses and royalty expenses, respectively.  Finally, in the first nine months of fiscal 2010 and 2009, gross profit benefited by approximately $4.4 million and $2.7 million, respectively, from the sale of inventory previously written down.

Operating Expenses

The following table shows our operating expenses:

	Three months ended				Nine months ended
	Dec.27, 2009	% of Net Revenues	Dec. 28, 2008	% of Net Revenues	Dec. 27, 2009	% of Net Revenues	Dec. 28, 2008	% of Net Revenues
Research and Development	$38,316	27%	$37,247	22%	$116,086	29%	$122,398	22%
Selling, General and Administrative	$24,754	17%	$30,879	18%	$80,851	20%	$96,055	17%
In-process Research and Development	$--	0%	$5,597	3%	$--	0%	$5,597	1%
Goodwill and acquisition-related intangible asset impairment	$--	0%	$339,051	203%	$--	0%	$339,051	61%

Research and development.  R&D expenses increased $1.1 million, or 3% to $38.3 million in the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009.  We completed our acquisition of Leadis and Tundra in the first and second quarter of fiscal 2010, respectively.  As a result, our labor-related costs increased $1.4 million as the benefits of the divestitures were offset by additional personnel related costs from Tundra and Leadis acquisitions and our recent restructuring actions.  In the third quarter of fiscal 2009, we also benefited from a $1.0 million incremental loss in the participant portfolio of the executive deferred compensation plan primarily due to sequential declines in the stock market.  In addition, our equipment expense and outside service expense increased $0.9 million and $0.7 million, respectively.  Partially offsetting these increases was a $3.3 million decrease in other labor-related costs, including a $2.9 million decrease in stock based compensation expense and a $0.4 million decrease in the expense related to our 401(K) match expense as a result of the temporary suspension of our US 401(K) employer match program.

Research and development (the first nine months of fiscal 2010 compared to the first nine months of fiscal 2009). Our year to date R&D expenses through the third quarter of fiscal 2010 were $116.1 million, a decrease of $6.3 million, or 5% compared to the same period one year ago. The decrease was primarily attributable to a $4.3 million reduction in performance related bonuses; a $7.5 million decrease in stock based compensation expense, a $1.5 million decrease in the 401(K) match.  In addition, indirect material expense decreased $0.8 million.  Partially offsetting these decreases was a $3.8 million increase in labor-related costs resulting from the Tundra and Leadis acquisitions and restructuring actions taken during the first nine months of fiscal 2010, net of payroll expense savings from our divestitures.  In addition, we recorded a gain of $0.5 million in the participant portfolio of the executive deferred compensation plan in the first nine months of fiscal 2010, compared to a loss of $1.4 million in the first nine months of fiscal 2009.  Facilities and equipment expenses increased $0.5 million and $1.3 million, respectively.

We currently anticipate that R&D spending in the fourth quarter of fiscal 2010 will be higher as compared to the third quarter of fiscal 2010.

Selling, general and administrative.  SG&A expenses decreased $6.1million, or 20% to $24.8 million in the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009.  The decrease was primarily attributable to a $4.2 million reduction in intangible asset amortization as we wrote down the fair value of intangible assets in fiscal 2009 and a portion of intangible assets, which is being amortized on an accelerated method, resulting in decreased amortization expense over time.  Compared to the third quarter of fiscal 2009, sales representative commissions decreased $2.1 million attributable to lower revenues in the third quarter of fiscal 2010.  In addition, stock based compensation expense decreased $1.8 million.  Partially offsetting these decreases was a $1.2 million increase in labor-related expenses, primarily attributable to the addition of Tundra personnel and our recent restructuring actions, net of the payroll expense savings from the divestitures.  In the third quarter of fiscal 2009, we also benefited from a $0.6 million incremental loss in the participant portfolio of the executive deferred compensation plan primarily due to sequential declines in the stock market.

Selling, general and administrative (the first nine months of fiscal 2010 compared to the first nine months of fiscal 2009). Our year to date SG&A expenses through the third quarter of fiscal 2010 were $80.9 million, a decrease of $15.2 million, or 16% compared to the same period one year ago. The decreases was primarily attributable to an $13.1 million reduction of intangible asset amortization, a decrease of $7.1 million in sales representative commissions due to decreased sales, a $5.5 million decrease in stock based compensation expense and a $2.0 million reduction in performance related bonuses.  Partially offsetting these decreases was a $7.4 million increase in labor-related expenses as a result of the Tundra acquisition and restructuring actions, net of payroll expense savings from our divestitures.  In addition, we recorded a gain of $0.8 million in the participant portfolio of the executive deferred compensation plan, compared to a loss of $ 0.8million in the first nine months of fiscal 2009.  We also experienced a $4.1 million increase in legal and consulting services spending and a $0.7 million increase in equipment expense as a result of the Tundra acquisition.

We currently anticipate that SG&A spending in the fourth quarter of fiscal 2010 will be slightly higher compared to the third quarter of fiscal 2010.

Restructuring. During the third quarter of fiscal 2010, we initiated restructuring actions intended to further adjust our skills mix to new strategic and product opportunities. The restructuring action included a reduction of approximately 61 positions within our Analog and Power group across multiple locations worldwide. As a result, we recorded restructuring expenses of $1.3 million for severance payments, payments under federal, state and province notice statutes and retention and other benefits associated with this restructuring action in the third quarter of fiscal 2010. As of December 27, 2009, we made severance and retention payments totaling $1.2 million related to these restructuring actions. We expect to complete these restructuring actions in the fourth quarter of fiscal 2010. In addition, in connection with the divestitures in the third quarter of fiscal 2010, we reduced a total of 15 positions and exited certain leased facilities. We recorded restructuring expenses of $1.0 million for lease impairment charges, severance payments, payments under federal, state and province notice statutes and retention and other benefits associated with these restructuring actions in the third quarter of fiscal 2010, of which $0.1 million was related to severance, retention and other benefits to the terminated employees and $0.9 million was for facilities impairment charges which was recorded as SG&A expense.  As of December 27, 2009, we made severance and retention payments totaling $0.1million related to these restructuring actions. We expect to complete these restructuring actions in the fourth quarter of fiscal 2010.

During the second quarter of fiscal 2010, we initiated restructuring actions following our acquisition of Tundra and an assessment of ongoing personnel needs in light of the acquisition.  In connection with these actions, we reduced approximately 133 positions in Tundra worldwide and 6 positions in IDT.  As a result, we recorded restructuring expenses of $8.6 million for lease impairment charges, severance payments, payments under federal, state and province notice statutes and retention and other benefits associated with these restructuring actions in the second quarter of fiscal 2010, of which $8.4 million was related to severance, retention and other benefits to the terminated employees and $0.2 million was for facilities impairment charges which was recorded as SG&A expense. In the third quarter of fiscal 2010, in connection with our divestiture of Silicon Logic Engineering (SLE) business, we transferred 24 employees to Open Silicon, Inc. (OSI) and terminated 9 employees resulting in a reduction to our accrued restructuring expenses by approximatley $0.1 million.  As of December 27, 2009, we made the severance and retention payments totaling $6.9 million related to these restructuring actions. We expect to complete these restructuring actions in the fourth quarter of fiscal 2010.  In addition, in connection with our plan to transition the manufacture of products to TSMC, our management approved a plan to exit wafer production operations at our Oregon fabrication facility.  As a result, we accrued restructuring expenses of $4.8 million for severance payments and other benefits associated with this restructuring action in the second quarter of fiscal 2010.  We expect to complete this restructuring action in the second quarter of fiscal 2012.

During the fourth quarter of fiscal 2009, we initiated a restructuring action intended to align our spending with demand that has weakened in the slowing economy. The restructuring action included a reduction of approximately 124 positions across multiple divisions worldwide. In March 2009, after carefully considering the market, revenues and prices for search engines, we decided to restructure our NWD division.  As part of this restructuring action, we reduced approximately 56 positions in this division and ceased investment in new search engine product development.  In addition, we initiated restructuring actions, which affected our sales personnel in Germany and Japan.  During the first nine months of fiscal 2010, we reduced additional 12 positions related to these actions.  As a result, we recorded restructuring expenses of $2.2 million and $5.3 million for severance payments, payments under federal, state and province notice statutes and retention and other benefits associated with these restructuring actions in the first nine months of fiscal 2010 and the fourth quarter of fiscal 2009.  As of December 27, 2009, we settled severance retention and other benefits of $7.4 million related to these restructuring actions.  We expect to complete these restructuring actions in the third quarter of fiscal 2010.

During the second quarter of fiscal 2006, we completed the consolidation of our Northern California workforce into our San Jose headquarters and exited a leased facility in Salinas, California. Upon exiting the facility we recorded lease impairment charges of approximately $2.3 million, which represented the future rental payments under the agreements, reduced by an estimate of sublease income, and discounted to present value using an interest rate applicable to us. These charges were recorded as cost of revenues of $0.7million, research and development of $0.9 million and selling, general and administrative of $0.7 million. In fiscal 2008, we entered into a sublease agreement for our Salinas facility, resulting in a reduction to our accrued lease liabilities by $0.2 million.  Since the initial restructuring, we have made lease payments of $1.2 million related to the vacated facility in Salinas.  As of December 27, 2009, the remaining accrued lease liabilities were $0.9 million.

Divestiture.  On November 30, 2009, we completed the sale of certain assets and transferred certain liabilities related to our MNC business to Spectrum Control, Inc ("Spectrum Control") for approximately $12.8 million.  As a result, in the third quarter of fiscal 2010, we recorded a loss of $4.3 million related to the divestiture. All employees in our MNC business were transferred to Spectrum Control as a result of the transaction. In addition, we also signed a sublease agreement with Spectrum Control.  The sublease will expire in May, 2010.

On December 4, 2009, we completed the sale of certain assets and transferred certain liabilities related to the SLE business to OSI for $1 in cash. In the third quarter of fiscal 2010, we recorded a loss of $0.2 million related to the divestiture. In connection with the divestiture, we entered into a design service agreement with OSI whereby they agreed to provide and the Company agreed to purchase design services from OSI through the end of calendar year 2010. The total commitment under this design service agreement is $0.8 million. We also signed a sublease agreement with OSI.  The sublease will expire in June 2012.

On July 17, 2009, we completed the sale of certain assets related to NWD assets to NetLogic Microsystems, Inc ("Netlogic"), pursuant to an Asset Purchase Agreement by and between the Company and NetLogic dated April 30, 2009 (the "Agreement"). Upon closing of the transaction, NetLogic paid us $100 million in cash consideration, which included inventory valued at approximately $10 million (subject to adjustment).  As of September 27, 2009, the inventory we sold to Netlogic was valued at $8.2 million.  Subsquently,in the third quarter of fiscal 2010 we reimbursed Netlogic the excess cash for the inventory in the amount of $1.8 million. The NWD Assets are part of the Communications reportable segment. In connection with the divestiture, we entered into a supply agreement with NetLogic whereby they agreed to buy and we agreed to sell Netlogic certain network search engine products for a limited time following the closing of the sale.  According to the terms set forth in the agreement, we committed to sell certain products either at our standard costs or below our normal gross margins, which are lower than their estimated fair values.  As a result, we recorded $3.0 million related to the estimated fair value of this agreement.  In the first nine months of fiscal 2010, $0.5 million was recognized as revenue. We expect to complete the sale under this agreement within 2 years.  In the second quarter of fiscal 2010, we recorded a gain of $82.7 million related to the divestiture.

Interest income and other, net.    Changes in interest income and other, net are summarized as follows:

(in thousands)	Three months ended		Nine months ended
	Dec. 27, 2009	Dec. 28, 2008	Dec. 27, 2009	Dec. 28, 2008
Interest income	$412	$1,367	$1,436	$4,577
Other income (expense), net	185	(2,517)	1,785	(3,878)

Interest income and other (expense), net	597	(1,150)	3,221	699

Interest income decreased $1.0 million in the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009.  The decrease was primarily attributable to a decrease in interest rates in the quarter.  Other income (expense), net increased $2.7million in the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009.  The increase was primarily attributable to a gain of $0.4 million on our investment portfolio of marketable equity securities related to deferred compensation arrangements in the third quarter of fiscal 2010 while we recorded a loss of $2.0 million in the third quarter of fiscal 2009.

Interest income decreased $3.1 million in the first nine months of fiscal 2010 compared to the first nine months of fiscal 2009.  The decrease is primarily attributable to less favorable interest rates.  Other income, (expense), net increased $5.7 million in the first nine months of fiscal 2010 as compared to the first nine months of fiscal 2009.  The increase is primarily attributable to a gain of $2.2 million on our investment portfolio of marketable equity securities related to deferred compensation arrangements in the first nine months of fiscal 2010 while we recorded a loss of $2.9 million in the same period one year ago.

Provision for income taxes.   We recorded an income tax provision of $0.1 million in the third quarter of fiscal 2010, compared to a $2.0 million income tax benefit in the third quarter of fiscal 2009.  The income tax provision in the third quarter of fiscal 2010 is primarily attributable to a discrete tax provision of $1.3 million related to our fiscal 2009 income tax return filing and a discrete tax benefit of $1.5 million as a result of the MNC business and NWD asset sales and the estimated United States (U.S.) Federal and state taxes and estimated foreign income taxes. The provision for income taxes in the third quarter of fiscal 2009 primarily reflected estimated foreign income and withholding taxes and estimated U.S. Federal and state taxes.

We recorded an income tax provision of $3.5 million in the first nine months of fiscal 2010, an increase of $3.2 million, compared to the first nine months of fiscal 2009. The provision for income taxes in the first nine months of fiscal 2010 primarily reflects a discrete income tax provision of $1.0 million for the sale of the NWD assets and MNC business, a $1.3 million income tax provision related to our fiscal 2009 income tax return and the estimated U.S. and state taxes and estimated foreign income taxes. The income tax provision for the first nine months of fiscal 2009 primarily reflects estimated foreign income and withholding taxes and estimated U.S. Federal and state taxes. In addition, on May 27, 2009, the Ninth Circuit Court of Appeals issued its ruling in the case of Xilinx, Inc. v. Commissioner (“Xilinx Case”), holding that stock-

based compensation expense was required to be included in certain transfer pricing arrangements between a U.S. company and its foreign subsidiary. As a result of the ruling in the Xilinx Case, certain tax attributes were reduced and we recognized an incremental income tax expense of $0.6 million during the first nine months of fiscal 2010.

As of December 27, 2009, we continued to maintain a full valuation allowance against our net U.S. deferred tax assets as we could not conclude that it was more likely than not that we will be able to realize our U.S. deferred tax assets in the foreseeable future. We will continue to evaluate the release of the valuation allowance on a quarterly basis.

As of December 27, 2009, we are subject to examination in the U.S. federal tax jurisdiction for the fiscal years beginning with 2004. In February 2009, the IRS commenced a tax audit for fiscal years beginning 2006 through 2008.  The audit is in its early stages and there have not been any notices of proposed audit adjustments.  Typically, these field audits last from 12 to 18 months before taxpayers have an indication of the tax positions with which the IRS disagrees. Although the final outcome is uncertain, based on currently available information, we believe that the ultimate outcome will not have a material adverse effect on our financial position, cash flows or results of operations

Liquidity and Capital Resources

Our cash, cash equivalents and available for sale investments were $378.8 million as of December 27, 2009, an increase of $82.7 million compared to March 29, 2009.  The increase is primarily attributable to $109.4 million cash received from our divestitures, $45.2 million in cash from operations, offset by net cash payments of $64.5 million to purchase Tundra and Leadis assets in the first nine months of fiscal 2010.  We had no outstanding debt at December 27, 2009 or March 29, 2009.

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

In addition, as much of our revenues are generated outside the U.S., a significant portion of our cash and investment portfolio accumulates in offshore locations. At December 27, 2009, we had cash, cash equivalents and investments of approximately $259.4 million invested overseas in accounts belonging to various IDT foreign operating entities. While these amounts are primarily invested in U.S. dollars, a portion is held in foreign currencies, and all offshore balances are exposed to local political, banking, currency control and other risks. In addition, these amounts may be subject to tax and other transfer restrictions.

All of our available-for-sale investments are subject to a periodic impairment review. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. This determination requires significant judgment. For publicly traded investments, impairment is determined based upon the specific facts and circumstances present at the time, including a review of the closing price over the length of time, general market conditions and our intent and ability to hold the investment for a period of time sufficient to allow for recovery. Although we believe the portfolio continues to be comprised of sound investments due to high credit ratings and government guarantees of the underlying investments, a further decline in the capital and financial markets would adversely impact the market values of its investments and their liquidity. We continually monitor the credit risk in our portfolio and future developments in the credit markets and make appropriate changes to our investment policy as deemed necessary. We did not record any other-than-temporary impairment charges related to our short-term investments in the first nine months of fiscal 2010 and fiscal 2009.

We recorded a net income of $39.1 million in the first nine months of fiscal 2010 compared to a net loss of $324.4 million in the first nine months of fiscal 2009.  Net cash provided by operating activities decreased $102.8 million to $45.2 million for the first nine months of fiscal 2010 compared to $148.0 million for the first nine months of fiscal 2009.  A summary of the significant non-cash items included in net income and net loss are as follows:

•	We recorded a $78.3 million gain in connection with our divestitures in the first nine months of fiscal 2010. We recorded no such gain in the first nine months of fiscal 2009.
•
Amortization of intangible assets was $16.1 million in the first nine months of fiscal 2010 compared to $61.1 million in the same period one year ago.  The decrease was primarily attributable to the lower carrying value of intangible assets in the first nine months of fiscal 2010 as we recorded significant impairment charges in the third and fourth quarter of fiscal 2009.  In addition, the decrease was due to a portion of intangible assets, which are being amortized on an accelerated method, resulting in decreased amortization expense over time.

•
Stock-based compensation expense was $12.3 million in the first nine months of fiscal 2010 compared to $25.8 million in the same period one year ago.  The decrease was due to lower valuation of new grants and lower headcount in the first nine months of fiscal 2010 as compared to the first nine months of fiscal 2009.

•
Goodwill and intangible assets impairment charges, acquired IPR&D and other-than-temporary impairment charge were $339.1 million, $5.6 million and $3.0 million, respectively, in the first nine months of fiscal 2009, while we did not have such charge in the first nine months of fiscal 2010.

Net cash provided by working capital-related items increased $18.4 million, from a net $18.1 million cash provided in the first nine months of fiscal 2009 to net $36.5 million cash provided in the first nine months of fiscal 2010. A summary of significant working capital items included:

•
An increase in accounts receivable of $5.9 million in the first nine months of fiscal 2010 compared to a decrease of $18.1 million in the first nine months of fiscal 2009.  The increase in accounts receivable in the first nine month of fiscal 2010 was primarily attributable to the timing of shipments.  The decrease in accounts receivable in the first nine months of fiscal 2009 reflected our cash collection efforts and timing of shipments.

•
A decrease in inventory of $27.6 million in first nine months of fiscal 2010 compared to a decrease in inventory of $3.1 million in the first nine months of fiscal 2009.  The decrease in inventory in the first nine month of fiscal 2010 was primarily attributable to the sale of our inventory in connection with our divestitures.  The decrease in inventory in the first nine month of fiscal 2009 was due to our efforts to align our inventory levels to meet current demand.

•
An increase in accounts payable of $6.2 million in the first nine months of fiscal 2010 compared to a decrease of $2.7 million in the first nine months of fiscal 2009.  The increase in the first nine month of fiscal 2010 was primarily attributable to the timing of payments and increase in the volume of foundry and subcontractor activity.

•
An increase in other accrued and long term liabilities of $4.8 million in the first nine months of fiscal 2010 compared to a decrease of $3.2 million in the first nine months of fiscal 2009. The increase in the first nine months of fiscal 2010 was primarily attributable to an increase in accruals related to our restructuring actions, deferred gain related to the agreement signed in connection with divestiture of our NWD assets and an increase in the fair value of our executive deferred compensation plan due to stock market performance improvement in the first nine months of fiscal

•
  2010.  The decrease in the first nine months of fiscal 2009 was primarily attributable the decease in the fair value of our executive deferred compensation plan due to the sequential decline in the stock market and a payment of $1.2 million related to the executive transition agreement signed with our former CEO.

•
An increase in deferred income on shipments to distributors of $0.6 million in the first nine months of fiscal 2010 compared to a decrease of $4.1 million in the first nine months of fiscal 2009.  The increase in deferred income on shipments to distributors was attributable to the increased shipments to distributors.  The decrease in deferred income on shipments to distributors was attributable to our distributors adjusting their inventory levels in light of challenges in the end markets.

•
A decrease in accrued compensation expense of $4.3 million in the first nine months of fiscal 2010 compared to a decrease of $7.2 million in the first nine months of fiscal 2009.  The decrease in accrued compensation expense in the first nine months of fiscal 2010 was primarily related to the timing of our fiscal period end and the payroll cycle.  The decrease in accrued compensation expense in the first nine months of fiscal 2009 was primarily attributable to accruals related to our fiscal 2009 bonus program, partially offset by a reduction in performance-related bonuses as a result of our year end payout.

•
A decrease in prepayments and other assets of $4.4 million in the first nine months of fiscal 2010 compared to a decrease of $10.2 million in the first nine months of fiscal 2009.  The decrease in the first nine months of fiscal 2010 was primarily attributable to a reduction in the receivable from one of our foundries related to defective products, VAT refund from the foreign government and normal recurring prepaid amortization, partially offset by additional software maintenance agreements signed and paid. The decrease in fiscal 2009 is primarily attributable to the decrease in the fair value of our corporate owned life insurance, receipts of interest from the IRS for the tax settlement related to the ICS pre-acquisition income tax returns and VAT refund from the foreign government along with the normal recurring prepaid amortization.

Net cash provided by investing activities was $5.1 million in the first nine months of fiscal 2010, compared to net cash used by investing activities of $38.9 million in the first nine months of fiscal 2009.  In the first nine months of fiscal 2010, net cash proceeds from the divestiture activities were $109.4 million.  Cash used to purchase short-term investments were $208.8 million, partially offset by cash proceeds from sale and maturity of short-term investments of $178.8 million.  In addition, we paid approximately $58.5 million and $6.0 million, net of cash acquired, in conjunction with the acquisitions of Tundra and Leadis.  We used $9.9 million to purchase capital equipment.  In the first nine months of fiscal 2009, cash used to purchase short-term investments were $141.5 million, partially offset by cash proceeds from sale and maturity of short-term investments of $135.6 million.  Cash used to purchase of capital equipment totaled approximately $12.9 million.  In addition, we used $20.1 million to purchase Silicon Optix’s assets in the third quarter of fiscal 2009.

Net cash provided by financing activities was $1.5 million in the first nine months of fiscal 2010, compared to net cash used for financing activities of $51.0 million in the first nine months of fiscal 2009.  In the first nine months of fiscal 2010, we received approximately $4.9 million from the exercise of employee stock options and the issuance of stock under our employee stock purchase plan, partially offset by the repurchase of $3.3 million of common stock. In the first nine months of fiscal 2009, we repurchased approximately $62.3 million of common stock, partially offset by proceeds of approximately $11.1 million from the exercise of employee stock options and the issuance of stock under our employee stock purchase plan.

We anticipate capital expenditures of approximately $15.0 million during fiscal 2010 to be financed through cash generated from operations and existing cash and investments.  This estimate includes $9.9 million in capital expenditures in the first nine months of fiscal 2010.

We believe that existing cash and investment balances, together with cash flows from operations, will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months. We may choose to investigate other financing alternatives; however, we cannot be certain that additional financing will be available on satisfactory terms.

Off-balance Sheet Arrangements

As of December 27, 2009, we did not have any material off-balance-sheet arrangements, as defined in Item 303(a) (4) (ii) of SEC Regulation S-K.

Subsequent Events

On January 14, 2010, we completed the acquisition of Mobius Microsystems (“Mobius”), a privately-held fabless semiconductor company based in Sunnyvale, California, acquiring all of Mobius’ outstanding shares of common stock for approximately $25 million in cash.  Pursuant to the agreement and upon closing the transaction, we acquired patented all-silicon oscillator technology and related assets along with members of Mobius’ engineering team.

On February 1, 2010, the Company announced a plan to discontinue manufacturing operations in its Singapore facility.  The Singapore operations will begin a phased shut down that is anticipated to take approximately three months.  As a result, the Company will reduce its workforce in Singapore, resulting in a reduction of the worldwide workforce of approximately 11%.  The Company has taken this action following an assessment of operational and financial considerations.  In connection with these actions, the Company estimates that it will incur approximately $2.3 million to $2.7 million in cash expenditures for severance and related costs, primarily in the fourth quarter of fiscal 2010 ending March 28, 2010.  The Company expects to complete this restructuring initiative in the first quarter of fiscal 2011.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated condensed financial statements, see “Note 3 Recent Accounting Pronouncements” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q.

Related Party Transaction

On December 4, 2009, in line with our strategy to exit engineering services business acquired as part of Tundra acquisition, we completed the sale of certain assets and transferred certain liabilities related to Silicon Logic Engineering business to Open Silicon, Inc (“OSI’) for $1 in cash.  See “Note 12 Divestitures” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q for further discussion.  Richard D. Crowley, Jr., the Company’s Vice President and Chief Financial Officer, is a member of the board of directors of OSI.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our interest rate risk relates primarily to our short-term investments of $190.1million as of December 27, 2009. By policy, we limit our exposure to long-term investments and mitigate the credit risk through diversification and adherence to a policy requiring the purchase of highly rated securities. As of December 27, 2009, the Company’s cash, cash equivalents and investment portfolio was concentrated in securities with same day liquidity and at the end of fiscal 2009, a substantial majority of securities in our investment portfolio had maturities of less than two years. Although a hypothetical 10% change in interest rates could have a material effect on the value of our investment portfolio at a given time, we normally hold these investments until maturity, which results in no realized impact on results of operations or cash flows.  We do not currently use derivative financial instruments in our investment portfolio.

In addition, we maintain assets in a separate trust that is invested in corporate owned life insurance intended to substantially offset the liability under the deferred compensation plan.  The fair value of assets, determined based on the value of the underlying mutual funds was $12.4 million as of December 27, 2009.  The deferred compensation obligation under the arrangement is classified in Other Long-Term Liabilities within the Consolidated Balance Sheet.  As of December 27, 2009, the fair value of the obligation was $14.3 million.

At December 27, 2009, we had no outstanding debt.

We are exposed to foreign currency exchange rate risk as a result of international sales, assets and liabilities of foreign subsidiaries, local operating expenses of our foreign entities and capital purchases denominated in foreign currencies.  We may use derivative financial instruments to help manage our foreign currency exchange exposures.  We do not enter into derivatives for speculative or trading purposes. We performed a sensitivity analysis as of December 27, 2009 and determined that, without hedging the exposure, a 10% change in the value of the U.S. dollar would result in an approximate 0.5% impact on gross profit margin percentage, as we operate manufacturing facilities in Malaysia and Singapore, and an approximate 0.8% impact to operating expenses (as a percentage of revenue) as we operate sales offices in Japan and throughout Europe and design centers in the U.S., China and Canada.  At December 27, 2009 we did not have any outstanding foreign exchange contract.

We did not have any currency exposure related to any outstanding capital purchases as of December 27, 2009.

ITEM 4.   CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

At December 27, 2009, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level.  There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

PART II    OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On October 24, 2006, we were served with a civil antitrust complaint filed by Reclaim Center, Inc., et. al. as plaintiffs in the U.S. District Court for the Northern District of California against us and 37 other entities on behalf of a purported class of indirect purchasers of Static Random Access Memory (SRAM) products. The Complaint alleges that the Company and other defendants conspired to raise the prices of SRAM, in violation of Section 1 of the Sherman Act, the California Cartwright Act, and several other states’ antitrust, unfair competition, and consumer protection statutes. Shortly thereafter, a number of other plaintiffs filed similar complaints on behalf of direct and indirect purchasers of SRAM products. Given the similarity of the complaints, the Judicial Panel on Multidistrict Litigation transferred the cases to a single judge in the Northern District of California and consolidated the cases for pretrial proceedings in February 2007. The consolidated cases are captioned In re Static Random Access Memory (SRAM) Antitrust Litigation. In August 2007, direct purchasers of SRAM products and indirect purchasers of SRAM products filed separate Consolidated Amended Complaints. We were not named as a defendant in either complaint. Pursuant to tolling agreements with the indirect and direct purchaser plaintiffs, the statute of limitations was tolled until January 10, 2009 as to potential claims against us.  The tolling agreements have now expired and the statute of limitations is running on potential claims against us.  Discovery has closed in both cases.   We intend to vigorously defend ourselves against these claims.

In April 2008, LSI Corporation and its wholly owned subsidiary Agere Systems Inc. (collectively “LSI”) instituted an action in the United States International Trade Commission (ITC or “Commission”), naming IDT and 17 other respondents.  The ITC action seeks an exclusion order to prevent importation into the U.S. of semiconductor integrated circuit devices and products made by methods alleged to infringe an LSI patent relating to tungsten metallization in semiconductor manufacturing. LSI also filed a companion case in the U.S. District Court for the Eastern District of Texas seeking an injunction and damages of an unspecified amount relating to such alleged infringement. Since the initiation of both actions, five additional parties have been named as respondents/defendants in the respective actions. Some of the defendants in the action have since settled the claims against them. The action in the U.S. District Court has been stayed pending the outcome of the ITC action.  The hearing in the ITC action was conducted July 20 through July 27, 2009.  On September 21, 2009, the Administrative Law Judge (“ALJ”) issued his Initial Determination  finding that the patent claims asserted by LSI were invalid in light of the prior art.  Based on the finding of invalidity, the Court held that no violation of section 337 has occurred with respect to the asserted claims.  On October 5, 2009, LSI filed a Petition to Review by the Commission.  Also on October 5, 2009, the defendants filed a Common Contingent Petition for Review on common matters in the case, and the Company separately filed a Contingent Petition for Review on Company-specific matters in the case.  Each side filed a Response Brief on October 13, 2009.  On November 23, 2009, the Commission issued a Notice of determination to review in-part the ALJ’s Initial Determination.  The Commission further instructed the ALJ to consider on remand the merit of respondents' arguments with respect to invalidity of one asserted claim for obviousness.  On January 14, 2010, the ALJ issued a Remand Determination that respondents had not demonstrated by clear and convincing evidence that the claim at issue on remand was invalid due to obviousness.  Briefing responsive to the Remand by Respondents is due February 2, 2010.  The Reply brief from LSI is due February 9, 2010.  The Commission has extended the target date for completion of the investigation to March 22, 2010.  We cannot predict the outcome or provide an estimate of any possible losses.  We will continue to vigorously defend ourselves against the claims in these actions.

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

Our operating results can fluctuate dramatically.  Our operating results have fluctuated in the past and are likely to vary in the future.  For example, we recorded net losses of $1.0 billion in fiscal 2009, net income of $34.2 million in fiscal 2008 and net losses of $7.6 million in fiscal 2007. Fluctuations in operating results can result from a wide variety of factors, including:

•	Global market and economic conditions, including those related to the credit markets, may adversely affect our business and results of operations;
•	The cyclicality of the semiconductor industry and industry-wide wafer processing capacity;
•	Changes in the demand for and mix of products sold and in the markets we and our customers serve;
•	The amount and lead time of customer orders which can be shipped in the current quarter;
•	Competitive pricing pressures;
•	The success and timing of new product and process technology announcements and introductions from us or our competitors;
•	Potential loss of market share among a concentrated group of customers;
•	Difficulty in attracting and retaining key personnel;
•	Difficulty in predicting customer product requirements;
•	Production difficulties and interruptions caused by our complex manufacturing and logistics operations;
•	Difficulty in managing fixed costs of our manufacturing capability in the face of changes in demand;
•	Reduced control over our manufacturing and product delivery as a result of our increasing reliance on subcontractors, foundry and other manufacturing services;
•	Costs and other issues relating to future acquisitions;
•	Availability and costs of raw materials from a limited number of suppliers;
•	Political and economic conditions in various geographic areas;
•	Costs associated with other events, such as intellectual property disputes or other litigation; and
•	Legislative, tax, accounting, or regulatory changes or changes in their interpretation.

Global market and economic conditions, including those related to the credit markets, may adversely affect our business and results of operations.

Subsequent to adverse changes in global financial markets and rapidly deteriorating business conditions in the world’s developed economies in late 2008 and the first half of calendar year 2009, global economic conditions have continued to be weak through the end of second quarter of fiscal 2010.  For the period ended December 27, 2009, continued concerns about the impact of high energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market, a declining real estate market in the U.S. and federal government interventions in the U.S. financial and credit markets have contributed to instability in both U.S. and international capital and credit markets, reduced corporate profits and capital spending, weakened demand and diminished expectations for the U.S. and global economy.  These conditions, combined with volatile oil prices, low business and consumer confidence and high unemployment have contributed to substantial volatility and a significant economic recession.

As a result of these market and business conditions, the cost and availability of capital and credit have been and may continue to be adversely affected by illiquid credit markets and wider credit spreads.  If these market conditions continue, they may limit our ability, and the ability of our customers, to timely borrow and access the capital and credit markets to meet liquidity needs, resulting in an adverse effect on our financial condition and results of operations.  Poor credit market conditions and the contraction of global economic activity may have an adverse effect on the financial condition of our customers.  Should one or more of our major customers become financially constrained, or insolvent, our revenues and results of operations may be adversely affected. The economic slowdown may lead to reduced customer spending for semiconductors and weakened demand for our products which is likely to have a negative impact on revenue, gross profit and results of operations.  Reduced customer spending and weakened demand may drive the semiconductor industry to reduce product pricing, which would also have a negative impact on revenue, gross profit and results of operations.  In addition, the semiconductor industry has traditionally been highly cyclical and has often experienced significant downturns in connection with, or in anticipation of, deterioration in general economic conditions. We cannot accurately predict how severe and prolonged the current economic downturn might be.

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

Intellectual property claims against and /or on behalf of the Company could adversely affect our business and operations.    The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights, which has resulted in significant and often protracted and expensive litigation. We have been involved with patent litigation and asserted intellectual property claims in the past, both as a plaintiff and a defendant, which adversely affected our operating results. Although we have obtained patent licenses from certain semiconductor manufacturers, we do not have licenses from a number of semiconductor manufacturers that have broad patent portfolios. Claims alleging infringement of intellectual property rights have been asserted against us in the past and could be asserted against us in the future. These claims could result in our having to discontinue the use of certain processes; license certain technologies; cease the manufacture, use and sale of infringing products; incur significant litigation costs and damages; and develop non-infringing technology. We might not be able to obtain such licenses on acceptable terms or to develop non-infringing technology. Further, the failure to renew or renegotiate existing licenses on favorable terms, or the inability to obtain a key license, could materially and adversely affect our business. Future litigation, either as a plaintiff or a defendant, could adversely affect our operating results, as a result of increased expenses, the cost of settled claims, and/or payment of damages.

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

Finally, we utilize a relatively small number of global and regional distributors around the world, who buy product directly from us on behalf of their customers. For example, one family of distributors, Maxtek and its affiliates, represented approximately 21% of our revenues for the first nine months of fiscal 2010 and represented approximately 25% of our gross accounts receivable as of December 27, 2009.  If our business relationships were to diminish or any of these global distributors were to file for bankruptcy or otherwise experience significantly adverse financial conditions, our business could be adversely impacted. Because we continue to be dependent upon continued revenue from a small group of OEM end customers, global and regional distributors, any material delay, cancellation or reduction of orders from or loss of these or  other major customers could cause our sales to decline significantly, and we may not be able to reduce the accompanying expenses at the same rate.

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

Our reported financial results may be adversely affected by new accounting pronouncements or changes in existing accounting standards and practices.  We prepare our financial statements in conformity with accounting principles generally accepted in the U.S.  These accounting principles are subject to interpretation by the FASB, the SEC and various organizations formed to interpret and create appropriate accounting standards and practices.  New accounting pronouncements and varying interpretations of accounting standards and practices have occurred and may occur in the future. New accounting pronouncements or a change in the interpretation of existing accounting standards or practices may have a significant effect on our reported financial results and may even affect our reporting of transactions completed before the change is announced or effective.

Our financial results may be adversely impacted by higher than expected tax rates or exposure to additional tax liabilities.  As a global company, our effective tax rate is highly dependent upon the geographic composition of worldwide earnings and tax regulations governing each region. We are subject to income taxes in the United States and various foreign jurisdictions, and significant judgment is required to determine worldwide tax liabilities. Our effective tax rate could be adversely affected by changes in the mix of earnings between countries with differing statutory tax rates, in the valuation of deferred tax assets, in tax laws or by material audit assessments, which could affect our profitability. In particular, the carrying value of deferred tax assets, which are predominantly in the United States, is dependent on our ability to generate future taxable income in the United States. In addition, the amount of income taxes we pay is subject to ongoing audits in various jurisdictions, and a material assessment by a governing tax authority could affect our profitability.

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

International operations add increased volatility to our operating results.    A substantial percentage of our revenues are derived from international sales, as summarized below:

(percentage of total revenues)	First nine months of fiscal 2010	Fiscal 2009	Fiscal 2008
Americas	16%	20%	28%
Asia Pacific	65%	63%	56%
Japan	11%	9%	9%
Europe	8%	8%	7%

Total	100%	100%	100%

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

In addition, as much of our revenues are generated outside the United States, a significant portion of our cash and investment portfolio accumulates offshore.  At December 27, 2009, we had cash, cash equivalents and investments of approximately $259.4 million invested overseas in accounts belonging to various IDT foreign operating entities.  While these amounts are primarily invested in U.S. dollars, a portion is held in foreign currencies, and all offshore balances are exposed to local political, banking, currency control and other risks.  In addition, these amounts may be subject to tax and other transfer restrictions.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information with respect to repurchases of our common stock during the third quarter of fiscal 2010:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
September 28, 2009 – October 25, 2009	--	--	--	$77,894,774
October 26, 2009 – November 22, 2009	12,100	$6.19	12,100	$77,819,902
November 23, 2009 – December 27, 2009	546,100	$5.98	546,100	$74,551,926
Total	558,200	$5.99	558,200

On January 18, 2007, our Board of Directors initiated a $200 million share repurchase program. During fiscal 2008, our Board of Directors approved a $200 million expansion of the share repurchase program to a total $400 million.  In fiscal 2008 and fiscal 2007, we repurchased approximately 28.9 million shares and 1.6 million shares at an average price of $11.60 per share and $15.95 per share for a total purchase price of $334.8 million and $25.0 million, respectively.  On April 30, 2008, our Board of Directors approved an additional

$100 million expansion of the share repurchase program to a total of $500 million.  In fiscal 2009, we repurchased approximately 8.4 million shares at an average price of $7.46 per share for a total purchase price of $62.3 million.  During the third quarter of fiscal 2010, the Company repurchased approximately 0.6 million shares at an average price of $5.99 per share for a total purchase price of $3.3 million.  As of December 27, 2009, approximately $74.6 million was available for future purchase under the share repurchase program.  Share repurchases were recorded as treasury stock and resulted in a reduction of stockholders’ equity.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6.    EXHIBITS

(a)   The following exhibits are filed herewith:

Exhibit number	Description

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, dated February 4, 2010.
31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, dated February 4, 2010.
32.1	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350 dated February 4, 2010.
32.2	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended and 18 U.S.C. Section 1350 dated February 4, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRATED DEVICE TECHNOLOGY, INC.
Date: February 4, 2010	/S/ THEODORE L. TEWKSBURY III Theodore L.Tewksbury III President and Chief Executive Officer
Date: February 4, 2010	/S/ RICHARD D. CROWLEY, JR. Richard D. Crowley, Jr. Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit number	Description

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, dated February 4, 2010.
31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, dated February 4, 2010.
32.1	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350 dated February 4, 2010.
32.2	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended and 18 U.S.C. Section 1350 dated February 4, 2010.