Form 10-Q
period 2010-06-27
INTEGRATED DEVICE TECHNOLOGY INC
filed 2010-08-04
CIK 703361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2010

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

The number of outstanding shares of the registrant's Common Stock, $.001 par value, as of July 23, 2010, was approximately 158,571,350.

INTEGRATED DEVICE TECHNOLOGY, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 27, 2010

PART I—FINANCIAL INFORMATION

PART I    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited; in thousands, except per share data)

	June 27, 2010	March 28, 2010
Assets
Current assets:
Cash and cash equivalents	$88,253	$120,526
Short-term investments	244,192	222,663
Accounts receivable	75,491	68,957
Inventories	49,677	50,676
Prepayments and other current assets	21,584	25,086

Total current assets	479,197	487,908

Property, plant and equipment, net	68,887	67,988
Goodwill	104,020	103,074
Acquisition-related intangible assets, net	66,029	65,242
Other assets	26,487	26,733

Total assets	$744,620	$750,945

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$37,665	$34,717
Accrued compensation and related expenses	22,703	20,738
Deferred income on shipments to distributors	20,535	18,761
Income taxes payable	2,724	2,132
Other accrued liabilities	24,879	30,353

Total current liabilities	108,506	106,701

Deferred tax liabilities	1,576	1,573
Long-term income tax payable	21,348	21,098
Other long-term obligations	20,237	21,833
Total liabilities	151,667	151,205

Commitments and contingencies (Notes 15)
Stockholders' equity:
Preferred stock; $.001 par value: 10,000 shares authorized; no shares issued	--	--
Common stock; $.001 par value: 350,000 shares authorized; 159,780 and 162,878 shares outstanding at June 27, 2010 and March 28, 2010, respectively	160	163
Additional paid-in capital	2,318,053	2,310,450
Treasury stock; at cost: 66,097 shares and 61,917 shares at June 27, 2010 and March 28, 2010, respectively	(826,373)	(802,217)
Accumulated other comprehensive income	402	1,046
Accumulated deficit	(899,289)	(909,702)

Total stockholders' equity	592,953	599,740

Total liabilities and stockholders' equity	$744,620	$750,945

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except per share data)

	Three months ended
	June 27, 2010	June 28, 2009
Revenues	$158,273	$115,954
Cost of revenues	76,107	68,789
Gross profit	82,166	47,165

Operating expenses:
Research and development	43,736	36,315
Selling, general and administrative	27,358	25,435
Total operating expenses	71,094	61,750

Operating income (loss)	11,072	(14,585)

Interest income and other, net	275	1,425
Interest expense	(11)	(19)
Income (loss) before income taxes	11,336	(13,179)
Provision for income taxes	923	942

Net income (loss)	$10,413	$(14,121)

Basic net income (loss) per share	$0.06	$(0.09)
Diluted net income (loss) per share	$0.06	$(0.09)

Weighted average shares:
Basic	161,659	165,430
Diluted	162,577	165,430

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)
	Three months ended
	June 27, 2010	June 28, 2009
Cash flows provided by operating activities:
Net income (loss)	$10,413	$(14,121)
Adjustments:
Depreciation	4,594	6,030
Amortization of intangible assets	4,924	5,219
Stock-based compensation expense, net of amounts capitalized in inventory	4,709	4,260
Assets impairment	--	2,002
Deferred tax provision	3	92
Changes in assets and liabilities (net of effects of acquisitions and divestitures):
Accounts receivable, net	(5,698)	3,555
Inventories	2,010	7,050
Prepayments and other assets	5,019	1,168
Accounts payable	2,192	5,636
Accrued compensation and related expenses	1,873	(2,652)
Deferred income on shipments to distributors	1,774	(1,767)
Income taxes payable and receivable	839	1,022
Other accrued liabilities and long term liabilities	(5,654)	217
Net cash provided by operating activities	26,998	17,711

Cash flows provided by (used for) investing activities
Acquisitions, net of cash acquired	(6,247)	(5,975)
Cash in escrow related to acquisition	(1,800)	--
Purchases of property, plant and equipment	(5,384)	(3,017)
Purchases of non-marketable equity securities	(2,000)	--
Purchases of short-term investments	(119,478)	(69,712)
Proceeds from sales of short-term investments	9,585	40,477
Proceeds from maturities of short-term investments	87,761	48,837
Net cash provided by (used for) investing activities	(37,563)	10,610

Cash flows provided by (used for) financing activities
Proceeds from issuance of common stock	3,017	2
Repurchase of common stock	(24,156)	--
Net cash provided by (used for) financing activities	(21,139)	2

Effect of exchange rates on cash and cash equivalents	(569)	736
Net increase (decrease) in cash and cash equivalents	(32,273)	29,059
Cash and cash equivalents at beginning of period	120,526	136,036
Cash and cash equivalents at end of period	$88,253	$165,095

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

These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 28, 2010.  Operating results for the three months ended June 27, 2010 are not necessarily indicative of operating results for an entire fiscal year.

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

Concentrations of credit Risk.    Financial instruments that potentially subject the Company to a significant concentration of credit risk consist of cash, cash equivalents, short term investments, and trade accounts receivable.  The Company invests its excess funds primarily in money market funds, United States government treasuries and agency securities, corporate bonds and corporate commercial paper with reputable major financial institutions.

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

The Company utilizes global and regional distributors around the world, who buy product directly from the Company on behalf of their customers.  One family of distributors, Maxtek and its affiliates, represented approximately 19% of the Company’s revenues for the three months ended June 27, 2010 and 16% of the Company’s revenues for the three months ended June 28, 2009, respectively. At June 27, 2010 and March 28, 2010, Maxtek and its affiliates, represented approximately 26% and 23%of the Company’s gross accounts receivable, respectively.

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

In the Asia Pacific (“APAC”) and Japan regions, the Company has distributors for which revenue is recognized upon shipment, with reserves recorded for the estimated return and pricing adjustment exposures.   The determination of the amount of reserves to be recorded for stock rotation rights requires the Company to make estimates as to the amount of product which will be returned by customers within their limited contractual rights.  The Company utilizes historical return rates to estimate the future returns. In addition, from time-to-time, the Company can offer pricing adjustments to distributors for product purchased in a given quarter that remains in their inventory.  These amounts are estimated by management based on discussions with customers, assessment of market trends, as well as historical practice.

Based on the terms in the agreements with its distributors and the application of this policy, the Company recognizes revenue once the distributor sells our products to an end-customer for North American and European distributors and recognizes revenue upon shipment to Japanese and other Asian Pacific distributors.

Stock-based Compensation. The fair value of employee restricted stock units is equal to the market value of the Company’s common stock on the date the award is granted.  The Company estimates the fair value of employee stock options and the right to purchase shares under the employee stock purchase plan using the Black-Scholes valuation model, consistent with FASB’s authoritative guidance for share-based payments.  Option-pricing models require the input of highly subjective assumptions, including the expected term of options and the expected price volatility of the stock underlying such options.  In addition, the Company is required to estimate the number of stock-based awards that will be forfeited due to employee turnover.  The Company attributes the value of stock-based compensation to expense on an accelerated method.  Finally, the Company capitalizes into inventory a portion of the periodic stock-based compensation expense that relates to employees working in manufacturing activities.

The Company updates the expected term of stock option grants annually based on its analysis of the stock option exercise behavior over a period of time.  The interest rate is based on the average U.S. Treasury interest rate over the expected term during the applicable quarter.  The Company believes that the implied volatility of its common stock is an important consideration of overall market conditions and a good indicator of the expected volatility of its common stock.  However, due to the limited volume of options freely traded over the counter, the Company believes that implied volatility, by itself, is not representative of the expected volatility of its common stock.  Therefore, the Company uses the volatility factor used to estimate the fair value of its stock-based awards which now reflects a blend of historical volatility of its common stock and implied volatility of call options and dealer quotes on call options, generally having a term of less than twelve months.  The Company has not paid, nor does it have current plans to pay dividends on its common stock in the foreseeable future.

Income Taxes.  The Company accounts for income taxes under an asset and liability approach that requires the expected future tax consequences of temporary differences between book and tax bases of assets and liabilities be recognized as deferred tax assets and liabilities. Generally accepted accounting principles require the Company to evaluate the ability to realize the value of its net deferred tax assets on an ongoing basis. A valuation allowance is recorded to reduce the net deferred tax assets to an amount that will more likely than not be realized. Accordingly, the Company considers various tax planning strategies, forecasts of future taxable income and its most recent operating results in assessing the need for a valuation allowance. In consideration of the ability to realize the value of net deferred tax assets, recent results must be given substantially more weight than any projections of future profitability. Since the fourth quarter of fiscal 2003, the Company has determined that, under applicable accounting principles, it could not conclude that it was more likely than not that the Company would realize the value of its net deferred tax assets. The Company’s assumptions regarding the ultimate realization of these assets remained unchanged in the first quarter of fiscal 2011 and accordingly, the Company continues to record a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized.

The Company recognizes the tax liability for uncertain income tax positions on the income tax return based on the two-step process. The first step is to determine whether it is more likely than not that each income tax position would be sustained upon audit. The second step is to estimate and measure the tax benefit as the amount that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority. Estimating these amounts requires the Company to determine the probability of various possible outcomes. The Company evaluates these uncertain tax positions on a quarterly basis. This evaluation is based on the consideration of several factors including changes in facts or circumstances, changes in applicable tax law, settlement of issues under audit, and new exposures. If the Company later determines that the exposure is lower or that the liability is not sufficient to cover its revised expectations, the Company adjusts the liability and effect a related change in its tax provision during the period in which the Company makes such determination.

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

Note 4
Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period.  Diluted net income (loss) per share is computed using the weighted-average number of common and dilutive potential common shares outstanding during the period. Potential common shares include employee stock options and restricted stock units.

	Three months ended
(in thousands, except per share amounts)	June 27, 2010	June 28, 2009
Net income (loss)	$10,413	$(14,121)

Weighted average common shares outstanding	161,659	165,430
Dilutive effect of employee stock options and restricted stock units	918	--
Weighted average common shares outstanding, assuming dilution	162,577	165,430
Basic net income (loss) per share	$0.06	$(0.09)
Diluted net income (loss) per share	$0.06	$(0.09)

Stock options to purchase 18.4 million shares and 28.6 million shares for the three months periods ended June 27, 2010 and June 28, 2009, respectively, were outstanding, but were excluded from the calculation of diluted earnings per share because the exercise price of the stock options was greater than the average share price of the common shares and therefore, the effect would have been anti-dilutive. In addition, unvested restricted stock units of less than 0.1 million for the three months ended June 27, 2010 were excluded from the calculation because they were anti-dilutive after considering unrecognized stock-based compensation expense.  Net loss per share for the three month period ended June 28, 2009 was based only on weighted average common shares outstanding.

Note 5
Business Combinations

Acquisition of certain assets of IKOR from iWatt Inc. (“IKOR”)

On April 16, 2010, the Company completed its acquisition of certain assets of IKOR, a former subsidiary of iWatt Corporation that manufactures power voltage regulator module (VRM) solutions for high-performance computing. The total purchase price consideration was $7.7 million, including a fair value of contingent consideration of $1.5 million payable upon the achievement of certain business performance metrics during the twelve months after the closing date. The fair value of the contingent consideration was estimated using probability-based forecasted revenue as of the acquisition date.  The maximum payment for this contingent consideration is $2.8 million.  As a result, during the first quarter of fiscal 2010, $1.8 million in cash was held in escrow and will be utilized to fund the payments, subject to any payments first to Indemnified Persons as defined in the Asset Purchase Agreement between the parties. Changes to the fair value of the contingent consideration will be recorded in selling and administrative expenses.

Pursuant to the agreement and upon closing the transaction, the Company acquired IKOR- patented coupled inductor (“CL”) technology and related assets along with members of IKOR’ engineering team.

The Company has allocated the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. The acquired CL technology complements the Company’s growing power management initiative, allowing it to achieve higher levels of performance and integration.  The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management estimates and assumptions.  The amount of goodwill expected to be deductible for tax purposes is $0.9 million.

The Company incurred approximately $0.3 million of acquisition-related costs, which were included in selling, general and administrative (“SG&A”) expenses on the Condensed Consolidated Statements of Operations for the first quarter of fiscal 2011.

The aggregate purchase price has been allocated as follows:

(in thousands)	Fair Value
Accounts receivable	$836
Inventories	1,136
Prepayments and other current assets	63
Property, plant and equipment, net	277
Accounts payable and accrued liabilities	(1,226)
Amortizable intangible assets	5,711
Goodwill	946
Total purchase price	$7,743

A summary of the allocation of amortizable intangible assets is as follows:

(in thousands)	Fair Value
Amortizable intangible assets:
Developed Technologies	$5,224
Customer Relationships	443
Backlog	44
Total	$5,711

Identifiable Tangible Assets

IKOR’s assets and liabilities were reviewed and adjusted, if required, to their estimated fair value.

Inventories – The value allocated to inventories reflects the estimated fair value of the acquired inventory based on the expected sales price of the inventory, less reasonable selling margin.

Amortizable Intangible Assets

Existing technologies consist of products that have reached technological feasibility. The Company valued the existing technologies utilizing a DCF model, which uses forecasts of future revenues and expenses related to the intangible assets.  The Company utilized discount factors of 35% - 36% for the existing technologies and is amortizing the intangible assets over 7 years on a straight-line basis.

Customer relationship values have been estimated utilizing a DCF model, which uses forecasts of future revenues and expenses related to the intangible asset.   The Company utilized discount factor of 35% for this intangible asset and is amortizing this intangible asset over 5 years on a straight-line basis.

Backlog represents the value of the standing orders for IKOR products as of the closing date of the acquisition.  Backlog was valued utilizing a DCF model and a discount factor of 15%.  The value is amortized over five month period.

IKOR acquisition related financial results have been included in the Company’s Consolidated Statements of Operations from the closing date of the acquisition on April 16, 2010.  Pro forma earnings information has not been presented because the effect of the acquisition is not material to the Company’s historical financial results.

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

A summary of the total purchase price was as follows:

(in thousands)
Cash paid	$20,188
Acquisition-related costs assumed by the Company	500
Total purchase price	$20,688

The Company allocated the purchase price to the tangible and intangible assets acquired, including in-process research and development (“IPR&D”), based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. The acquisition is expected to extend the Company’s leadership into high accuracy, crystal oscillator replacements. The all-silicon timing technology will provide the Company with power, size and time-to-market advantages. The fair values assigned to tangible and intangible assets acquired are based on management estimates and assumptions.  The goodwill as a result of this acquisition is not expected to be deductible for tax purpose.

The Company incurred approximately $0.2 million of acquisition-related costs, which were included in selling, general and administrative (“SG&A”) expenses on the Consolidated Statements of Operations for fiscal 2010.

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

Projects that qualify as IPR&D represent those at the development stage and require further research and development to determine technical feasibility and commercial viability. Technological feasibility is established when an enterprise has completed all planning, designing, coding, and testing activities that are necessary to establish that a product can be produced to meet its design specifications, including functions, features, and technical performance requirements. The value of IPR&D was determined by considering the importance of each project to the Company’s overall development plan, estimating costs to develop the purchased IPR&D into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value based on the percentage of completion of the IPR&D projects. The Company utilized the DCF method to value the IPR&D, using a discount factor of 33% and will amortize this intangible asset once the projects are complete. There are two IPR&D projects underway at Mobius at the acquisition date and the fair value assigned to each project is $2.4 million and $1.1 million, respectively. As of June 27, 2010, both projects were 33% complete and approximately $3.6 million of costs have been incurred in connection with both projects. The Company estimates that an additional investment of $5.8 million will be required to complete the projects with an estimated completion date during the second quarter of fiscal 2012.  Pro forma earnings information has not been presented because the effect of the acquisition is not material to the Company’s historical financial results.

Acquisition of Tundra Semiconductor Corporation (“Tundra”)

On June 29, 2009, the Company completed its acquisition of Tundra, pursuant to which the Company acquired 100% of the voting common stock of Tundra at a price of CAD$6.25 per share, or an aggregate purchase price of approximately CAD$120.8 million.  The Company paid approximately $104.3 million in cash. In addition, as part of the consideration in the acquisition, the Company assumed options to purchase up to 0.8 million shares of its common stock. As a result, the acquisition resulted in the issuance of approximately 0.8 million stock options with a fair value of $0.7 million.  The total consideration was approximately $105.0 million.  The options were valued using the Black-Scholes option pricing model. Approximately $3.4 million of acquisition-related costs were included SG&A expenses on the Consolidated Statements of Operations for fiscal 2010. A summary of the total purchase price is as follows:

(in thousands)
Cash paid	$104,316
Assumed stock options	721
Total purchase price	$105,037

The Company allocated the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess purchase price over those fair values was recorded as goodwill. Tundra’s technology and development capabilities are complementary to the Company’s existing product portfolios for RapidIO and PCI Express.  This strategic combination will provide customers with a broader product offering, as well as improved service, support and a future roadmap for serial connectivity.  These are the significant contributing factors to the establishment of the purchase price, resulting in the recognition of goodwill.  The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions.  The amount of goodwill expected to be deductible for tax purposes is $12.8 million..

The aggregate purchase price has been allocated as follows:

(in thousands)	Fair Value
Cash and cash equivalents	$46,085
Accounts receivable	1,260
Inventories	19,881
Prepayments and other current assets	6,119
Property, plant and equipment, net	7,692
Other assets	4,025
Accounts payable and other accrued liabilities	(11,877)
Other long-term obligations	(3,549)
Amortizable intangible assets	19,979
Goodwill	15,422
Total purchase price	$105,037

A summary of the allocation of amortizable intangible assets is as follows:

(in thousands)	Fair Value
Amortizable intangible assets:
Developed Technology	$8,476
Customer Relationships	7,973
Trade name	2,911
In-process research and development	619
Total	$19,979

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

The Company utilized the DCF method to value the IPR&D, using a discount factor of 22%-24%. There were two IPR&D projects underway at Tundra at the acquisition date. As of June 27, 2010, both projects were completed.  The Company is amortizing these intangible assets over 5 years on a straight-line basis.

Acquisition of certain assets of Leadis Technology, Inc. (“Leadis”)

On June 10, 2009, the Company completed its acquisition of certain sensor technology and related assets from Leadis, along with members of Leadis’ engineering team. The total purchase price of approximately $6.3 million was paid in cash. Approximately $0.2 million of acquisition-related costs was included in SG&A expenses on the Condensed Consolidated Statements of Operations for fiscal 2010.

The Company has allocated the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. The acquisition provided the Company with a touch sensor technology, team of engineers, certain assets and a product line involving touch sensor technology. The Company believes that these technologies will allow it to address a broader range of multimedia applications with highly integrated processing, interfacing and connectivity solutions. This transaction is intended to enable the Company to provide OEMs and ODMs with lower power, higher functionality Application-Specific Standard Products (ASSPs) that will enable them to provide consumers with a richer, more complete digital media experience. These opportunities, along with the ability to sell touch sensor products to the Company’s existing customer base, were significant contributing factors to the establishment of the purchase price. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management estimates and assumptions. The amount of goodwill expected to be deductible for tax purposes is immaterial.
.
The purchase price has been allocated as follows:

(in thousands)	Fair Value
Net tangible assets acquired	$151
Amortizable intangible assets	6,040
Goodwill	59
Total purchase price	$6,250

A summary of the allocation of amortizable intangible assets is as follows:

(in thousands)	Fair Value
Amortizable intangible assets:
Developed Technology	$4,670
Customer Relationships	1,092
In-process research and development (IPR&D)	278
Total	$6,040

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

Projects that qualify as IPR&D represent those at the development stage and require further research and development to determine technical feasibility and commercial viability. The value of IPR&D was determined by considering the importance of each project to the Company’s overall development plan, estimating costs to develop the purchased IPR&D into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value based on the percentage of completion of the IPR&D projects. The Company utilized the DCF method to value the IPR&D, using discount factors of 45% and 46% and will amortize this intangible asset once the projects are completed. There were two IPR&D projects underway at Leadis at the acquisition date.  As of June 27, 2010, the projects were 51% and 55% complete and approximately $1.1 million and $2.0 million of costs were incurred. The Company estimates that additional investment of $1.0 million and $1.7 million will be required to complete the projects with estimated completion dates during the third and fourth quarter of fiscal 2011.

Leadis acquisition related financial results have been included in the Company’s Consolidated Statements of Operations from the closing date of the acquisition on June 28, 2009. Pro forma earnings information has not been presented because the effect of the acquisition is not material to the Company’s historical financial results.

Note 6
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

Fair Value Hierarchy

The three levels of inputs that may be used to measure fair value are as follows:

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

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 27, 2010:

	Fair Value at Reporting Date Using:
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Cash Equivalents and Short Term Investments:
US government agencies securities	$107,148	$--	$--	$107,148
U.S. government treasuries	22,596	--	--	22,596
Money market funds	21,550	--	--	21,550
Corporate bonds	--	94,593	--	94,593
Corporate commercial paper	--	45,541	--	45,541
Bank deposits	--	3,081	--	3,081
Municipal bonds	--	201	--	201
Total assets measured at fair value	$151,294	$143,416	$--	$294,710
Liabilities:
Fair value of contingent consideration	--	--	1,503	1,503
Total liabilities measured at fair value	$--	$--	$1,503	$1,503

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 28, 2010:

	Fair Value at Reporting Date Using:
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Cash Equivalents and Short Term Investments:
US government agencies securities	$110,173	$--	$--	$110,173
U.S. government treasuries	34,983	--	--	34,983
Money market funds	43,476	--	--	43,476
Corporate bonds	--	82,678	--	82,678
Corporate commercial paper	--	46,339	--	46,339
Bank deposits	--	3,685	--	3,685
Total assets measured at fair value	$188,632	$132,702	$--	$321,334

U.S. treasuries and U.S. government agency securities as of June 27, 2010 and March 28, 2010 do not include any U.S. government guaranteed bank issued paper. Corporate bonds include bank-issued securities that are guaranteed by the Federal Deposit Insurance Corporation (FDIC).

The securities in Level 1 are highly liquid and actively traded in exchange markets or over-the-counter markets. Level 2 fixed income securities are priced using quoted market prices for similar instruments or nonbinding market prices that are corroborated by observable market data.

In connection with the acquisition of IKOR (see Note 5), a liability was recognized for the Company’s estimate of the fair value of contingent consideration on the acquisition date based on probability-based forecasted revenue.  This fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement. This fair value measurement is valued based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions concerning future revenue of the acquired business in measuring fair value.

Cash equivalents are highly liquid investments with original maturities of three months or less at the time of purchase. The Company maintains its cash and cash equivalents with reputable major financial institutions.  Deposits with these banks may exceed the FDIC insurance limits or similar limits in foreign jurisdictions. These deposits typically may be redeemed upon demand and, therefore, bear minimal risk.  While the Company monitors daily the cash balances in its operating accounts and adjusts the balances as appropriate, these balances could be impacted if one or more of the financial institutions with which the Company deposits fails or is subject to other adverse conditions in the financial markets.  As of June 27, 2010, the Company has not experienced any losses in its operating accounts.

All of the Company’s available-for-sale investments are subject to a periodic impairment review. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. This determination requires significant judgment. For publicly traded investments, impairment is determined based upon the specific facts and circumstances present at the time, including a review of the closing price over the length of time, general market conditions and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for recovery. Although the Company believes its portfolio continues to be comprised of sound investments due to high credit ratings and government guarantees of the underlying investments, a further decline in the capital and financial markets would adversely impact the market values of its investments and their liquidity. The Company continually monitors the credit risk in its portfolio and future developments in the credit markets and makes appropriate changes to its investment policy as deemed necessary.  The Company did not record any impairment loss related to its short-term investments in the three months ended June 27, 2010 and June 28, 2009.

Note 7
Investments

Available for Sale Securities

Available-for-sale investments at June 27, 2010 were as follows:

(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government treasuries and agency securities	$129,678	$68	$(2)	$129,744
Corporate bonds	94,455	197	(59)	94,593
Corporate commercial paper	45,541	--	--	45,541
Money market funds	21,550	--	--	21,550
Bank deposits	3,081	--	--	3,081
Municipal bonds	200	1	--	201
Total available-for-sale investments	294,505	266	(61)	294,710
Less amounts classified as cash equivalents	(50,518)	--	--	(50,518)
Short-term investments	$243,987	$266	$(61)	$244,192

Available-for-sale investments at March 28, 2010 were as follows:

(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government treasuries and agency securities	$145,074	$84	$(2)	$145,156
Corporate bonds	82,447	266	(35)	82,678
Corporate commercial paper	46,339	--	--	46,339
Money market funds	43,476	--	--	43,476
Bank deposits	3,685	--	--	3,685
Total available-for-sale investments	321,021	350	(37)	321,334
Less amounts classified as cash equivalents	(98,671)	--	--	(98,671)
Short-term investments	$222,350	$350	$(37)	$222,663

The amortized cost and estimated fair value of available-for-sale debt securities at June 27, 2010, by contractual maturity, were as follows:

(in thousands)	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$273,727	$273,868
Due in 1-2 years	18,745	18,788
Due in 2-5 years	2,033	2,054
Total investments in available-for-sale debt securities	$294,505	$294,710

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses as of June 27, 2010, aggregated by length of time that individual securities have been in a continuous loss position.

	Less than 12 months		12 months or Greater		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$37,129	$(59)	$--	$--	$37,129	$(59)
U.S. government treasuries and agency securities	1,003	(2)	--	--	1,003	(2)
Total	$38,132	$(61)	$--	$--	$38,132	$(61)

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

Currently, a significant portion of its available-for-sale investments that the Company holds are all high grade instruments.  As of June 27, 2010, the unrealized losses on the Company’s available-for-sale investments represented an insignificant amount in relation to its total available-for-sale portfolio. Because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, the Company did not consider these investments to be other-than-temporarily impaired at June 27, 2010 and March 28, 2010.

Non-Marketable Equity Securities

The Company accounts for its equity investments in privately held companies under the cost method.  These investments are subject to periodic impairment review and measured and recorded at fair value when they are deemed to be other-than-temporarily impaired. In determining whether a decline in value of its investment has occurred and is other than temporary, an assessment was made by considering available evidence, including the general market conditions, the investee’s financial condition, near-term prospects, market comparables and subsequent rounds of financing.   The valuation also takes into account the investee’s capital structure, liquidation preferences for its capital and other economic variables. The valuation methodology for determining the decline in value of non-marketable equity securities is based on inputs that require management judgment. As of June 27, 2010 and March 28, 2010, the aggregate carrying value of the Company’s non-marketable equity securities was approximately $5.0 million and $3.0 million, and was classified within other assets on the Company’s Condensed Consolidated Balance Sheets.  The Company did not recognize any impairment loss during the three months ended June 27, 2010 and June 28, 2009.

Note 8
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

The Company may also utilize currency forward contracts to hedge currency exchange rate fluctuations related to certain short term foreign currency assets and liabilities. As of June 27, 2010 and March 28, 2010, the Company did not have any outstanding foreign currency contracts that were designated as hedges of forecasted cash flows or capital equipment purchases.  The Company does not enter into derivative financial instruments for speculative or trading purposes.

Gains and losses on these undesignated derivatives substantially offset gains and losses on the assets and liabilities being hedged and the net amount is included in interest income and other (expense), net in the Condensed Consolidated Statements of Operations. The Company did not have any outstanding foreign currency contracts that were designated as hedges of certain short term foreign currency assets and liabilities at the end of the first quarter of fiscal 2011.  An immaterial amount of net gains and losses were included in interest income and other, net during the first three months of fiscal 2011 and 2010.

Besides foreign exchange rate exposure, the Company’s cash and investment portfolios are subject to risks associated with fluctuations in interest rates.  While the Company’s policies allow for the use of derivative financial instruments to hedge the fair values of such investments, the Company has yet to enter into this type of hedging arrangement.

Note 9
Stock-Based Employee Compensation

Compensation Expense

The following table summarizes stock-based compensation expense by line items appearing in the Company’s Condensed Consolidated Statements of Operations:

	Three months ended
(in thousands)	June 27, 2010	June 28, 2009
Cost of revenue	$509	$626
Research and development	2,691	2,745
Selling, general and administrative	1,509	889
Total stock-based compensation expense	$4,709	$4,260

Stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations is based on awards ultimately expected to vest.  The authoritative guidance for stock-based compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Valuation Assumptions

Assumptions used in the Black-Scholes valuation model and resulting weighted average grant-date fair values were as follows:

	Three months ended
	June 27, 2010	June 28, 2009
Stock option plans:
Expected Term	4.58 years	4.66 years
Risk-free interest rate	2.04%	2.09%
Volatility	41.7%	46.6%
Dividend Yield	0.0%	0.0%
Weighted average grant-date fair value	$2.17	$2.08
ESPP:
Expected Term	0.25 years	--
Risk-free interest rate	0.15%	--
Volatility	47.5%	--
Dividend Yield	0.0%	--
Weighted average fair value	$1.49	$--

On March 29, 2009, the Company’s 1984 ESPP plan expired.  No stock was issued under the employee stock purchase plan in the first quarter of fiscal 2010.

Equity Incentive Programs

The Company currently issues awards under two equity-based plans in order to provide additional incentive and retention to directors and employees who are considered to be essential to the long-range success of the Company.  These plans are further described below.

2004 Equity Plan (2004 Plan)

In September 2004, the Company’s stockholders approved the 2004 Plan.  Under the 2004 Plan, 28,500,000 shares of common stock have been made available for issuance as stock options, restricted stock awards, stock appreciation rights, performance awards, restricted stock unit awards, and stock-based awards to employees, directors and consultants, of which a maximum of 4,000,000 shares are eligible for non-option “full value” awards.  The 2004 Plan allows for time-based and performance-based vesting for the awards.  Options granted by the Company under the 2004 Plan generally expire seven years from the date of grant and generally vest over a four-year period from the date of grant, with one-quarter of the shares of common stock vesting on the one-year anniversary of the grant date and the remaining shares vesting monthly for the 36 months thereafter.  The exercise price of the options granted by the Company under the 2004 Plan shall not be less than 100% of the fair market value for a common share subject to such option on the date the option is granted.  Full value awards made under the 2004 Plan shall become vested over a period of not less than three years (or, if vesting is performance-based, over a period of not less than one year) following the date such award is made; provided, however, that full value awards that result in the issuance of an aggregate of up to 5% of common stock available under the 2004 Plan may be granted to any one or more participants without respect to such minimum vesting provisions.  As of June 27, 2010, there were 6,698,790 shares available for future grant under the 2004 Plan.

Restricted stock units available for grant by the Company under the 2004 Plan generally vest over a 48-month period from the grant date.  Prior to vesting, participants holding restricted stock units do not have shareholder rights.  Shares are issued on or as soon as administratively practicable following the vesting date of the restricted stock units and upon issuance, recordation and delivery, the participant will have all the rights of a shareholder of the Company with respect to voting such stock and receipt of dividends and distributions on such stock.  As of June 27, 2010, there were 2,581,827 restricted stock unit awards outstanding under the 2004 Plan.

The following table summarizes the Company’s stock option activities for the three months ended June 27, 2010:

(in thousands, except per share data)	Shares	Weighted Average Exercise Price
Options outstanding as of March 28, 2010	22,290	$9.72
Granted	2,559	5.80
Exercised	(9)	4.80
Canceled, forfeited or expired	(4,555)	12.24
Options outstanding as of June 27, 2010	20,285	$8.66
Options vested and expected to vest	18,533	$8.92
Options exercisable at June 27, 2010	10,055	$11.23

As of June 27, 2010, the weighted average remaining contractual life of options outstanding was 4.1 years and the aggregate intrinsic value was $1.0 million.  The weighted average remaining contractual life of options exercisable was 2.5 years and the aggregate intrinsic value was $0.3 million.  Unrecognized compensation cost related to non-vested stock-based awards, net of estimated forfeitures was $9.8 million and will be recognized over a weighted average period of 1.8 years.

As of June 27, 2010, weighted average remaining contractual life of stock options vested and expected to vest was 3.9 years and the aggregate intrinsic value was $0.9 million.

 The following table summarizes the Company’s restricted stock unit activities for the three months ended June 27, 2010:

(in thousands, except per share data)	Shares	Weighted Average Grant Date Fair Value
RSU’s outstanding as of March 28, 2010	1,874	$8.04
Granted	1,190	5.78
Released	(417)	9.44
Forfeited	(65)	8.16
Outstanding at June 27, 2010	2,582	$6.77

As of June 27, 2010, restricted stock units vested and expected to vest totaled approximately 2.0 million shares, with a weighted average remaining contractual life of 1.8 years.  The aggregate intrinsic value was approximately $10.6 million.  Unrecognized compensation cost related to restricted stock units granted under the Company’s equity incentive plans was $8.5 million and will be recognized over a weighted average period of 2.0 years.

2009 ESPP

On June 18, 2009, the Board approved implementation of the 2009 Employee Stock Purchase Plan (“2009 ESPP”) and authorized the reservation and issuance of up to 9,000,000 shares of the Company’s common stock, subject to stockholder approval. On September 17, 2009, the Company’s stockholders approved the plan at the 2009 Annual Meeting of Stockholders.  The 2009 ESPP is intended to be implemented in successive quarterly purchase periods commencing on the first day of each fiscal quarter of the Company.  In order to maintain its qualified status under Section 423 of the Internal Revenue Code, the 2009 ESPP imposes certain restrictions, including the limitation that no employee is permitted to participate in the 2009 ESPP if the rights of such employee to purchase common stock of the Company under the 2009 ESPP and all similar purchase plans of the Company or its subsidiaries would accrue at a rate which exceeds $25,000 of the fair market value of such stock (determined at the time the right is granted) for each calendar year.  During the three months ended June 27, 2010, the Company issued 0.7 million shares of common stock with a weighted-average purchase price of $4.54 per share.

Note 10
Balance Sheet Detail

(in thousands)	June 27, 2010	March 28, 2010
Inventories
Raw materials	$4,607	$3,903
Work-in-process	28,612	28,715
Finished goods	16,458	18,058
Total inventories	$49,677	$50,676

Property, plant and equipment, net
Land	$15,598	$15,598
Machinery and equipment	775,749	775,043
Building and leasehold improvement	134,832	134,711
	926,179	925,352
Less: accumulated deprecation	(859,292)	(857,364)
Total property, plant and equipment, net	$68,887	$67,988

Other accrued liabilities
Short-term portion of supplier obligations	$6,136	$8,735
Short-term portion of restructuring liability	2,465	3,765
Accrued audit and legal fees	1,371	1,681
Accrued royalties	1,715	1,472
Accrued medical expenses	1,046	1,046
Accrued sales representative commissions	983	786
Other accrued liabilities	11,163	12,868
Total other accrued liabilities	$24,879	$30,353

Other long-term obligations
Deferred compensation related liabilities	$13,277	$13,050
Long-term portion of restructuring liability	4,754	4,773
Long-term portion of supplier obligations	735	2,694
Long-term portion of lease impairment obligations	1,094	893
Long-term portion of deferred gain on equipment sales	124	171
Other	253	252
Total other long-term obligations	$20,237	$21,833

Note 11
Deferred Income on Shipments to Distributors

Included in the caption “Deferred income on shipments to distributors” on the Condensed Consolidated Balance Sheets are amounts related to shipments to certain distributors for which revenue is not recognized until the Company’s product has been sold by the distributor to an end customer. The components at June 27, 2010 and March 28, 2010 were as follows:

(in thousands)	June 27, 2010	March 28, 2010
Gross deferred revenue	$24,010	$22,008
Gross deferred costs	3,475	3,247
Deferred income on shipments to distributors	$20,535	$18,761

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

Note 12
Goodwill and Other Intangible Assets

The changes in the carrying amounts of goodwill by segment for the three months ended June 27, 2010 were as follows:

(in thousands)	Communications	Computing and Consumer	Total
Balance as of March 28, 2010	$74,673	$28,401	$103,074
Additions (1)	--	946	946
Balance as of June 27, 2010	$74,673	$29,347	$104,020

(1)	Additions were from the IKOR acquisition.

Identified intangible asset balances are summarized as follows:

	June 27, 2010
(in thousands)	Gross assets	Accumulated amortization	Net assets
Identified intangible assets:
Existing technology	$263,560	$(216,026)	$47,534
Trademarks	12,271	(9,384)	2,887
Customer relationships	145,928	(134,160)	11,768
Foundry & Assembler relationships	64,380	(64,380)	--
Non-compete agreements	52,958	(52,958)	--
IPR&D	3,814	--	3,814
Other	31,097	(31,071)	26
Total identified intangible assets	$574,008	$(507,979)	$66,029

	March 28, 2010
(in thousands)	Gross Assets	Accumulated Amortization	Net Assets
Identified intangible assets:
Existing technology	$258,336	$(212,554)	$45,782
Trademarks	12,271	(9,262)	3,009
Customer relationships	145,485	(132,848)	12,637
Foundry and assembler relationships	64,380	(64,380)	--
Non-compete agreements	52,958	(52,958)	--
IPR&D	3,814	--	3,814
Other	31,053	(31,053)	--
Total	$568,297	$(503,055)	$65,242

Amortization expense for identified intangibles is summarized below:

	Three months ended
(in thousands)	June 27, 2010	June 28, 2009
Existing technology	$3,472	$3,918
Trademarks	122	18
Customer relationships	1,312	1,281
Foundry & assembler relationships	--	2
Other	18	--
Total	$4,924	$5,219

Based on the identified intangible assets recorded at June 27, 2010, and assuming no subsequent additions to or impairment of the underlying assets, the remaining estimated amortization expense is expected to be as follows: (in thousands):

Fiscal year	Amount
Remainder of FY 2011	$14,955
2012	15,583
2013	10,687
2014	8,236
2015	5,572
Thereafter	7,182
Total	$62,215

Note 13
Comprehensive Income (Loss)

The components of comprehensive income (loss) were as follows:

	Three months ended
(in thousands)	June 27, 2010	June 28, 2009
Net income (loss)	$10,413	$(14,121)
Currency translation adjustments	(536)	687
Change in net unrealized gain (loss) on investments	(108)	127
Comprehensive income (loss)	$9,769	$(13,307)

The components of accumulated other comprehensive income, net of tax, were as follows:

(in thousands)	June 27, 2010	March 28, 2010
Cumulative translation adjustments	$197	$733
Unrealized gain on available-for-sale investments	205	313
Total accumulated other comprehensive income	$402	$1,046

Note 14
Industry Segments

The Company’s reportable segments include the following:

•
Communications segment: includes high-performance timing products, Rapid I/O switching solutions, flow-control management devices, FIFOs, integrated communications processors, high-speed SRAM, military application (divested in the third quarter of fiscal 2010), digital logic, telecommunications and network search engines (divested in the second quarter of fiscal 2010).

•
Computing and Consumer segment: includes timing products, PCI Express switching and bridging solutions, high-performance server memory interfaces, multi-port products, touch controller, signal integrity products, PC audio and video products.

The tables below provide information about these segments:

Revenues by segment

	Three months ended
(in thousands)	June 27, 2010	June 28, 2009
Communications	$70,665	$57,655
Computing and Consumer	87,608	58,299
Total consolidated revenues	$158,273	$115,954

Income (loss) by segment

	Three months ended
(in thousands)	June 27, 2010	June 28, 2009
Communications	$28,305	$17,949
Computing and Consumer	(4,527)	(15,069)
Amortization of intangible assets	(4,924)	(5,219)
Acquisition related costs and other	(707)	(3,593)
Assets impairment	93	(2,002)
Inventory fair value adjustment	(262)	--
Restructuring and related costs	(520)	(1,479)
Facility closure costs	(977)	(23)
Fabrication production transfer costs	(829)	--
Compensation benefit (expense) - deferred compensation plan	127	(889)
Stock-based compensation expense	(4,708)	(4,260)
Interest income and other (expense), net	275	1,425
Interest expense	(11)	(19)
Income (loss) before income taxes	$11,335	$(13,179)

The Company does not allocate amortization of intangible assets, severance and retention costs, acquisition-related costs, stock-based compensation, interest income and other (expense), net, and interest expense to its segments.  In addition, the Company does not allocate assets to its segments. The Company excludes these items consistent with the manner in which it internally evaluates its results of operations.

The Company’s significant operations outside of the United States include manufacturing facility in Malaysia, design centers in the U.S., Canada and China, and sales subsidiaries in Japan, Asia Pacific and Europe. Revenues from unaffiliated customers by geographic area, based on the customers' shipment locations, were as follows:

	Three months ended
(in thousands)	June 27, 2010	June 28, 2009
Asia Pacific	$107,207	$75,292
Americas	23,184	22,597
Japan	14,075	9,486
Europe	13,807	8,579
Total consolidated revenues	$158,273	$115,954

The Company's property, plant and equipment are summarized below by geographic area:

in thousands)	June 27, 2010	March 28, 2010
United States	$53,430	$52,979
Canada	6,120	6,437
Malaysia	8,068	6,446
Singapore	--	1,233
All other countries	1,269	893
Total property, plant and equipment, net	$68,887	$67,988

On February 1, 2010, the Company announced a plan to discontinue manufacturing operations in our Singapore facility and consolidate with our manufacturing operations in Malaysia. As a result, in the first quarter of fiscal 2011, the Company completed the transfer of all property, plant and equipment located in Singapore to Malaysia.

Note 15
Commitments and Contingent

Guarantees

As of June 27, 2010, the Company’s financial guarantees consisted of guarantees and standby letters of credit, which are primarily related to the Company’s electrical utilities in Malaysia, utilization of non-country nationals in Malaysia and Singapore, consumption tax in Japan and value-added tax obligations in Singapore and Holland, and a workers’ compensation plan in the United States. The maximum amount of potential future payments under these arrangements is approximately $2.3 million.

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

The Company maintains an accrual for obligations it incurs under its standard product warranty program and customer, part, or process specific matters. The Company’s standard warranty period is one year, however in certain instances the warranty period may be extended to as long as two years.  Management estimates the fair value of the Company’s warranty liability based on actual past warranty claims experience, its policies regarding customer warranty returns and other estimates about the timing and disposition of product returned under the standard program.  Customer, part, or process specific reserves are estimated using a specific identification method.  Historical profit and loss impact related to warranty returns activity has been minimal. The total accrual was $0.5 million and $0.4 million as of June 27, 2010 and March 28, 2010, respectively.

Litigation

On October 24, 2006, the Company was served with a civil antitrust complaint filed by Reclaim Center, Inc., et. al. as plaintiffs in the U.S. District Court for the Northern District of California against the Company and 37 other entities on behalf of a purported class of indirect purchasers of Static Random Access Memory (SRAM) products. The Complaint alleges that the Company and other defendants conspired to raise the prices of SRAM, in violation of Section 1 of the Sherman Act, the California Cartwright Act, and several other states’ antitrust, unfair competition, and consumer protection statutes. Shortly thereafter, a number of other plaintiffs filed similar complaints on behalf of direct and indirect purchasers of SRAM products. Given the similarity of the complaints, the Judicial Panel on Multidistrict Litigation transferred the cases to a single judge in the Northern District of California and consolidated the cases for pretrial proceedings in February 2007. The consolidated cases are captioned In re Static Random Access Memory (SRAM) Antitrust Litigation. In August 2007, direct purchasers of SRAM products and indirect purchasers of SRAM products filed separate Consolidated Amended Complaints. The Company is not named as a defendant in either complaint. Pursuant to tolling agreements with the indirect and direct purchaser plaintiffs, the statute of limitations was tolled until January 10, 2009 as to potential claims against the Company.  The tolling agreements have now expired and the statute of limitations is running on potential claims against the Company.  Discovery has closed in both cases.  The Company intends to vigorously defend itself against any claims that may be raised in this matter implicating the Company.
In April 2008, LSI Corporation and its wholly owned subsidiary Agere Systems Inc. (collectively “LSI”) instituted an action in the United States International Trade Commission (ITC or “Commission”), naming the Company and several other respondents.  The ITC action sought an exclusion order under section 337 of the Tariff Act to prevent importation into the U.S. of semiconductor integrated circuit devices and products made by methods alleged to infringe an LSI patent relating to tungsten metallization in semiconductor manufacturing. LSI also filed a companion case in the U.S. District Court for the Eastern District of Texas seeking an injunction and damages of an unspecified amount relating to such alleged infringement. Some of the defendants in the action have since settled the claims against them. The action in the U.S. District Court is currently stayed pending the outcome of the ITC action.  On September 21, 2009, the Administrative Law Judge (“ALJ”) for the ITC action issued an Initial Determination finding that the patent claims asserted by LSI were invalid in light of the prior art.  Based on the finding of invalidity, the Court held that no violation of section 337 has occurred with respect to the asserted claims.  On October 5, 2009, LSI filed a Petition to Review by the full Commission, and respondents filed a Common Contingent Petition for Review on common matters in the case. On November 23, 2009, the Commission issued a Notice of determination to review in-part the ALJ’s Initial Determination.   On January 14, 2010, the ALJ issued a Remand Determination that respondents had not demonstrated by clear and convincing evidence that the claim at issue on remand was invalid due to obviousness.   On March 22, 2010, the Commission issued its Notice of Decision indicating that it had found that the patent claims asserted by LSI were invalid and that there had been no violation of section 337 by the Company, and thereupon terminated its investigation.  On May 14, 2010, LSI filed a Notice of Appeal in the United States Court of Appeals for the Federal Circuit for review of the Final Determination of the Commission; however, the patent asserted by LSI in these actions expired on July 13, 2010.

In December 2009, Ring Technology Enterprises of Texas, LLC (“Ring”) filed a complaint in the Eastern District of Texas against 30 defendants alleging infringement of a Ring patent related to memory access technology.  Ring filed another, separate complaint in the Eastern District of Texas in March of 2010 claiming infringement of the same patent by 43 additional defendants.  The Company was not named as a defendant in either complaint; however, a number of the defendants are purchasers of the Company’s Advanced Memory Buffer (“AMB”) products, which may be relevant to the claims made against defendants in the complaints by Ring.  Certain of these defendants have requested that the Company indemnify and provide a defense under the terms of purchase for the Company’s AMB products.  Based on a good-faith review of the claims by Ring, the Company initially agreed to provide a defense for some of these defendants.  The Company reserved the right to withdraw its defense if, during the course of litigation it is determined that the Company has no liability for indemnification based on the claims made by Ring.  On June 25, 2010, the Company entered into a Membership and License Agreement with RPX Corporation, a licensee of the patent asserted by Ring.  Under the agreement, RPX has granted the Company a sublicense under the Ring Patent covering Company products and services.  The Company is in the process of notifying defendants that are IDT AMB customers of this development, and anticipates withdrawing from providing further defense in this litigation.

Note 16
Restructuring

The following table shows the provision of the restructuring charges and the liability remaining as of June 27, 2010:

(in thousands)	Cost of Goods Sold	Operating Expenses	Total
Balance as of March 28, 2010	$7,064	$2,367	$9,431
Provision	737	398	1,135
Cash payments	(1,151)	(1,102)	(2,253)
Balance as of June 27, 2010	$6,650	$1,663	$8,313

As part of an effort to streamline operations with changing market conditions and to create a more efficient organization, the Company took restructuring actions through June 27, 2010, to reduce its workforce and consolidate facilities.  The Company’s restructuring expenses have been comprised primarily of: (i) severance and termination benefit costs related to the reduction of its workforce; and (ii) lease termination costs and costs associated with permanently vacating certain facilities.

In the first quarter of fiscal 2011, the Company initiated restructuring actions intended to further adjust its skills mix to new strategic and product opportunities. The restructuring action included a reduction in headcount in its multiple divisions. As a result, the Company recorded restructuring expenses of $0.5 million for severance payments, payments under federal, state and province notice statutes and retention and other benefits associated with this restructuring action. As of June 27, 2010, the Company has made severance and retention payments totaling $0.2 million related to this restructuring action. The Company expects to complete this restructuring action in the second quarter of fiscal 2011.

In connection with the discontinuing manufacturing operations at our Singapore facility in the fourth quarter of fiscal 2010, the Company exited its leased facility in Singapore in the first quarter of fiscal 2011. As a result, the Company recorded lease impairment charges of approximately $0.6 million, which represented the future rental payments under the agreements, reduced by an estimate of sublease incomes, and discounted to present value using an interest rate applicable to us. These charges were recorded as cost of goods sold.  The Company expects to pay off the facility lease charges through the third quarter of fiscal 2013.

In the fourth quarter of fiscal 2010, the Company initiated restructuring actions designed to improve operational efficiency.  These actions included discontinuing manufacturing operations at our Singapore facility and a reduction in headcount in its Enterprise Computing division.  In connection with those actions, the Company recorded a charge of $2.7 million primarily representing severance, retention and other benefits related to the terminated employees.  As of June 27, 2010, the Company has made severance and retention payments totaling $1.9 million related to these restructuring actions.  The Company expects to complete these restructuring actions in the second quarter of fiscal 2011.

In connection with the divestitures in the third quarter of fiscal 2010, the Company exited certain leased facilities. As a result, the Company recorded lease impairment charges of approximately $0.9 million, which represented the future rental payments under the agreements, reduced by an estimate of sublease incomes, and discounted to present value using an interest rate applicable to us. These charges were recorded as SG&A.  Since the initial restructuring, the Company has made lease payments of $0.3 million related to the vacated facilities.  As of June 27, 2010, the remaining accrued lease liabilities were $0.6 million. The Company expects to pay off the facility lease charges through the first quarter of fiscal 2013.

During the second quarter of fiscal 2010, the Company initiated a restructuring action following its acquisition of Tundra and an assessment of ongoing personnel needs in light of the acquisition. The restructuring action included a reduction of approximately 133 positions worldwide.  In addition, the Company also impaired some facilities due to vacating certain locations. As a result, the Company recorded restructuring expenses of $8.6 million for severance payments, payments under federal, state and province notice statutes and retention and other benefits associated with this restructuring action in the second quarter of fiscal 2010, of which $8.4 million was related to lease impairment charges, severance, retention and other benefits to the terminated employees and $0.2 million was for facilities impairment charges which was recorded as SG&A expense.  In the third quarter of fiscal 2010, in connection with its divestiture of Silicon Logic Engineering business, the Company transferred 24 employees to OSI and terminated 9 employees resulting in a reduction to its accrued restructuring expenses by $0.2 million. As of June 27, 2010, the Company has made severance and retention payments totaling $8.0 million related to this restructuring action.  The Company expects to complete this restructuring action in the second quarter of fiscal 2013.  The facility lease charges will be paid off through the second quarter of fiscal 2011.  In addition, in connection with its plan to transition the manufacture of products to TSMC, the Company’s management approved a plan to exit wafer production operations at its Oregon fabrication facility.  As a result, the Company accrued restructuring expenses of $4.8 million for severance payments and other benefits associated with this restructuring action in fiscal 2010. The Company expects to complete this restructuring action in the second quarter of fiscal 2012.

During the fourth quarter of fiscal 2009, the Company initiated a restructuring action intended to align its spending with demand that has weakened in the slowing economy. The restructuring action included a reduction of approximately 124 positions across multiple divisions worldwide. In March 2009, after carefully considering the market, revenues and prices for search engines, the Company decided to restructure its Networking division.  As part of this restructuring action, the Company reduced approximately 56 positions in this division and ceased investment in new search engine product development.  In addition, the Company initiated restructuring actions, which affected its sales personnel in Germany and Japan.  In fiscal 2010, the Company reduced an additional 12 positions related to these actions.  As a result, the Company recorded restructuring expenses of $2.3 million and $5.3 million for severance payments, payments under federal, state and province notice statutes and retention and other benefits associated with these restructuring actions in fiscal 2010 and fiscal 2009.  The Company completed these restructuring actions in the first quarter of fiscal 2011.

During the second quarter of fiscal 2006, the Company completed the consolidation of its Northern California workforce into its San Jose headquarters and exited a leased facility in Salinas, California. The Company recorded lease impairment charges of approximately $2.1 million, of which $0.6 million was recorded as cost of revenues, $0.9 million was recorded as R&D expense and $0.6 million was recorded as SG&A expense of $0.7 million. Since the initial restructuring, the Company has made lease payments of $1.2 million related to the vacated facility in Salinas.  As of June 27, 2010, the remaining accrued lease liabilities were $0.8 million.

Note 17
Income Taxes

The Company recorded an income tax provision of approximately $0.9 million in the first quarter of fiscal 2011 and first quarter of fiscal 2010.   The provision for income taxes in the first quarter of fiscal 2011 was attributable to estimated U.S. and state taxes and foreign income taxes and the discrete impact of an increase in income taxes for a foreign jurisdiction. The provision for income taxes in the first quarter of fiscal 2010 reflects estimated foreign income and withholding taxes and estimated U.S. and state taxes partially offset by a refundable research and development tax credit in the U.S.

In February 2009, the Internal Revenue Service (IRS) commenced a tax audit for fiscal year 2006 through 2008.   The Company is still in negotiation with the IRS. Based on currently available information, the Company believes that the ultimate outcome will not have a material adverse effect on its financial position, cash flows or results of operations.

As of June 27, 2010 and March 28, 2010, the Company was subject to examination in various state and foreign jurisdictions for tax years 2004 forward, none of which were individually material.

Note 18
Share Repurchase Program

On January 18, 2007, the Company’s Board of Directors initiated a $200 million share repurchase program. During fiscal 2008, the Company’s Board of Directors approved a $200 million expansion of the share repurchase program to a total $400 million.  In fiscal 2008 and 2007, the Company repurchased approximately 28.9 million and 1.6 million shares at an average price of $11.60 per share and $15.95 per share for a total purchase price of $334.8 million and $25.0 million, respectively.  On April 30, 2008, the Company’s Board of Directors approved an additional $100 million expansion of the share repurchase program to a total $500 million.  In fiscal 2009, the Company repurchased approximately 8.4 million shares at an average price of $7.46 per share for a total purchase price of $62.3 million. In fiscal 2010, the Company repurchased approximately 4.2 million shares at an average price of $5.83 per share for a total purchase price of $24.3 million. During the first quarter of fiscal 2011, the Company repurchased approximately 4.2 million shares at an average price of $5.78 per share for a total purchase price of $24.2 million.   As of June 27, 2010, approximately $29.4 million was available for future purchase under the share repurchase program.  Share repurchases were recorded as treasury stock and resulted in a reduction of stockholders’ equity.  The program is intended to reduce the number of outstanding shares of Common Stock to offset dilution from employee equity grants and increase stockholder value.

Note 19
Subsequent Event

On July 21, 2010, the Company’s Board of Directors approved a new share repurchase plan to repurchase up to $225 million of its common stock.

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

This discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and accompanying Notes included in this report and the Audited Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended March 28, 2010 filed with the SEC. Operating results for the three months ended June 27, 2010 are not necessarily indicative of operating results for an entire fiscal year.

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

Our reportable segments include the following:

▪
Communications segment: includes high-performance timing products, Rapid I/O switching solutions, flow-control management devices, FIFOs, multi-port products, integrated communications processors, high-speed SRAM, military application (divested in the third quarter of fiscal 2010), digital logic, telecommunications and network search engines (divested in the second quarter of fiscal 2010),

▪
Computing and Consumer segment: includes timing products, PCI Express switching and bridging solutions, high-performance server memory interfaces, touch controller, signal integrity products, PC audio and video products.

Revenues

(in thousands)	Three months ended
	June 27, 2010	June 28, 2009
Communications	$70,665	$57,655
Computing and Consumer	87,608	58,299
Total	$158,273	$115,954

Communications Segment

Revenues in our Communications segment increased $13.0 million, or 23% in the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010 reflected the improvement in overall economic conditions.  Revenues from our communication timing and telecom products increased 52% due to continued strong demand for our timing products in the communications markets.  Revenues from our SRAM, multi-port, FIFO, and digital logic products increased 58% due to the strength in the communication integrated circuit market and the Tundra acquisition in the second quarter of fiscal 2010.  The Tundra acquisition also contributed to the revenues growth in our flow control management products.  Partially offsetting these increases was decreased sales of our networking search engine products and military products as a result of our divestiture of the networking (NWD) assets and military (MNC) business in the second quarter and third quarter of fiscal 2010, respectively.

Computing and Consumer Segment

Revenues in our Computing and Consumer segment increased $29.3 million, or 50% in the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010 due to the increased in market demand for our consumer products and the improvement in overall economic conditions. Revenues within our analog group increased 66% as a result of increased end customer demand for systems using our personal computing and consumer products and the IKOR acquisition in the first quarter of fiscal 2011.  Revenues within our Enterprise Computing division increased 19% primary attribute to the continued growth in our data double rate 3 (DDR3) and PCI Express products and the Tundra acquisition, partially offset by the decline in our Advanced Memory Buffer (AMB) products.  The growth in our video and display business was driven by the new products continued to ramp up.

Revenues in APAC, North America, Japan and Europe accounted for 68%, 14%, 9% and 9%, respectively, of our consolidated revenues in fiscal 2011 compared to 65%, 20%, 8% and 7%, respectively, in the first quarter of fiscal 2010.  The Asia Pacific region continues to be our strongest region, as many of our largest customers utilize manufacturers in that region.

Included in the Balance Sheet caption “Deferred income on shipments to distributors” are amounts related to shipments to certain distributors for which revenue is not recognized until our product has been sold by the distributor to an end customer. The components as of June 27, 2010 and March 28, 2010 are as follows:

(in thousands)	June 27, 2010	March 28, 2010
Gross deferred revenue	$24,010	$22,008
Gross deferred costs	3,475	3,247
Deferred income on shipments to distributors	$20,535	$18,761

The gross deferred revenue represents the gross value of shipments to distributors at the list price billed to the distributor less any price protection credits provided to them in connection with reductions in list price while the products remain in their inventory.  Based on our history, the amount ultimately recognized as revenue will be lower than this amount as a result of ship from stock pricing credits, which are issued in connection with the sell through of the product to an end customer.  As the amount of price adjustments subsequent to shipment is dependent on the overall market conditions, the levels of these adjustments can fluctuate significantly from period to period. Historically, this amount has represented an average of approximately 25% of the list price billed to the customer.  As these credits are issued, there is no impact to working capital as this reduces both accounts receivable and deferred revenue.  The gross deferred costs represent the standard costs (which approximate actual costs) of products we sell to the distributors.  The deferred income on shipments to distributors increased $1.8 million or 9% for the first quarter of fiscal 2011 compared to the fourth quarter of fiscal 2010.  The increase was primarily attributable to the increased shipments to distributors.

Gross Profit

(in thousands)	Three months ended
	June 27, 2010	June 28, 2009
Gross profit	$82,166	$47,165
Gross margin	52%	41%

Gross profit for the first quarter of fiscal 2010 was $82.2 million, an increase of $35.0 million compared to the first quarter of fiscal 2010 and gross margin percentage for the first quarter of fiscal 2011 was 52% compared to 41% in the first quarter of fiscal 2010.  The increase in gross profit was primarily driven by higher revenue.  Our gross margin percentage was positively impacted by a higher utilization of our fabrication facility, manufacturing cost reduction initiatives, a favorable shift in the mix of products sold, and lower inventory reserves. The utilization of our manufacturing capacity in Oregon increased from approximately 55% of equipped capacity in the first quarter of fiscal 2010 to 100% of equipped capacity in the first quarter of fiscal 2011.  In the first quarter of fiscal 2011 and 2010, our gross profit benefited by approximately $1.2 million and $2.4 million, respectively, from the sale of inventory previously written down. In addition, our gross profit in the first quarter of fiscal 2010 was negatively impacted by an impairment charge of $2.0 million, related to a note receivable net of deferred gain for the assets we sold to our subcontractor in fiscal 2007. Offsetting these increases, our gross margin in first quarter of fiscal 2011 was negatively impacted by the sale of inventory acquired and valued at fair value, less estimated selling costs, associated with our acquisition of IKOR.

Operating Expenses

The following table shows our operating expenses:

	Three months ended
	June 27, 2010	% of Net Revenues	June 28, 2009	% of Net Revenues
Research and Development	$43,736	28%	$36,315	31%
Selling, General and Administrative	$27,358	17%	$25,435	22%

Research and Development (“R&D”)

R&D expenses increased $7.4 million, or 20%, to $43.7 million in the first quarter of fiscal 2011 compared to the first quarter fiscal 2010 primarily due to increases in salary and related costs of $5.3 million, mainly attributable to the commencement of our new annual incentive compensation program in the first quarter of fiscal 2011 and headcount increase as a result of our acquisitions.  Equipment expenses and outside services increased $1.9 million and $0.8 million, respectively, as we continue our increased development efforts to bring products to market to meet customer requirements. Partially offsetting these increases was a decrease in indirect material expense of $0.7 million due to the timing of development.

Selling, general and administrative (“SG&A”)

SG&A expenses increased $1.9 million, or 8%, to $27.4 million in the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010 due to increases in salary and related costs of $2.4 million, mainly attributable to the commencement of our new annual incentive compensation program in the first quarter of fiscal 2011 and headcount increase as a result of our acquisitions.  We recorded a $0.4 million increase in sales representative commissions attributable to higher revenues in the first quarter of fiscal 2011. Other increases in SG&A expense included a $0.4 million increase in travel and entertainment costs and $0.3 million in bad debt expense. Partially offsetting these increases was a $2.6 million decrease in legal and consulting services spending as the first quarter of fiscal 2010 included  third party services associated with the Tundra and Leadis acquisitions and divesture of our Network division.

Restructuring

As part of an effort to streamline operations with changing market conditions and to create a more efficient organization, we took restructuring actions through June 27, 2010, to reduce our workforce and consolidate facilities.  Our restructuring expenses have been comprised primarily of: (i) severance and termination benefit costs related to the reduction of our workforce; and (ii) lease termination costs and costs associated with permanently vacating certain facilities.

In the first quarter of fiscal 2011, we initiated restructuring actions intended to further adjust our skills mix to new strategic and product opportunities. The restructuring action included a reduction in headcount in our multiple divisions. As a result, we recorded restructuring expenses of $0.5 million for severance payments, payments under federal, state and province notice statutes and retention and other benefits associated with this restructuring action in. As of June 27, 2010, we have made severance and retention payments totaling $0.2 million related to this restructuring action. We expect to complete this restructuring action in the second quarter of fiscal 2011.

In connection with discontinuing manufacturing operations at our Singapore facility in the fourth quarter of fiscal 2010, we exited our leased facility in Singapore in the first quarter of fiscal 2011. As a result, the Company recorded lease impairment charges of approximately $0.6 million, which represented the future rental payments under the agreements, reduced by an estimate of sublease incomes, and discounted to present value using an interest rate applicable to us. These charges were recorded as cost of goods sold.  The Company expects to pay off the facility lease charges through the third quarter of fiscal 2013.

In the fourth quarter of fiscal 2010, we initiated restructuring actions designed to improve operational efficiency.  These actions included discontinuing manufacturing operations at our Singapore facility and a reduction in headcount in our Enterprise Computing division.  In connection with those actions, we recorded a charge of $2.7 million primarily representing severance, retention and other benefits related to the terminated employees.  As of June 27, 2010, we have made severance and retention payments totaling $1.9 million related to these restructuring actions.  We expect to complete this restructuring action in the second quarter of fiscal 2011.

In connection with the divestitures in the third quarter of fiscal 2010, we exited certain leased facilities. As a result, we recorded lease impairment charges of approximately $0.9 million, which represented the future rental payments under the agreements, reduced by an estimate of sublease incomes, and discounted to present value using an interest rate applicable to us. These charges were recorded as SG&A.  Since the initial restructuring, we have made lease payments of $0.3 million related to the vacated facilities.  As of June 27, 2010, the remaining accrued lease liabilities were $0.6 million. We expect to pay off the facility lease charges through the first quarter of fiscal 2013.

During the second quarter of fiscal 2010, we initiated a restructuring action following our acquisition of Tundra and an assessment of ongoing personnel needs in light of the acquisition. The restructuring action included a reduction of approximately 133 positions worldwide.  In addition, we impaired some facilities due to vacating certain locations. As a result, we recorded restructuring expenses of $8.6 million for severance payments, payments under federal, state and province notice statutes and retention and other benefits associated with this restructuring action in the second quarter of fiscal 2010, of which $8.4 million was related to lease impairment charges, severance, retention and other benefits to the terminated employees and $0.2 million was for facilities impairment charges, which was recorded as SG&A expense.  In the third quarter of fiscal 2010, in connection with our divestiture of the Silicon Logic Engineering business, we transferred 24 employees to OSI and terminated 9 employees resulting in a reduction to its accrued restructuring expenses by $0.2 million.  As of June 27, 2010, we have made severance and retention payments totaling $8.0 million related to this restructuring action. We expect to complete this restructuring action in the second quarter of fiscal 2013. The facility lease charges will be paid off through the second quarter of fiscal 2011.

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

During the fourth quarter of fiscal 2009, we initiated a restructuring action intended to align our spending with demand that weakened in the slowing economy. The restructuring action included a reduction of approximately 124 positions across multiple divisions worldwide. In March 2009, after carefully considering the market, revenues and prices for search engines, we decided to restructure our Network Search Engine division.  As part of this restructuring action, we reduced approximately 56 positions in this division and ceased investment in new search engine product development.  In addition, we initiated restructuring actions, which affected our sales personnel in Germany and Japan.  During fiscal 2010, we reduced an additional 12 positions related to these actions.  As a result, we recorded restructuring expenses of $2.3 million and $5.3 million for severance payments, payments under federal, state and province notice statutes and retention and other benefits associated with these restructuring actions in fiscal 2010 and the fourth quarter of fiscal 2009.  We completed these restructuring actions in the first quarter of fiscal 2011.

During the second quarter of fiscal 2006, we completed the consolidation of our Northern California workforce into our San Jose headquarters and exited a leased facility in Salinas, California. We recorded lease impairment charges of approximately $2.1 million, of which $0.6 million was recorded as cost of revenues , $0.9 million was recorded as R&D expense and $0.6 million was recorded as SG&A expense. Since the initial restructuring, we have made lease payments of $1.3 million related to the vacated facility in Salinas.  As of June 27, 2010, the remaining accrued lease liabilities were $0.8 million.

Interest Income and Other, Net

The components of interest income and other, net are summarized as follows:

	Three Months Ended
(in thousands)	June 27, 2010	June 28, 2009
Interest income	$249	$544
Other income, net	26	881
Interest income and other, net	$275	$1,425

Interest income decreased $0.3 million in the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010, primarily attributable to lower interest rates.  Other income, net decreased $0.9 million in the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010.  The change is primarily attributable to a $0.2 million loss recognized on our investment portfolio of marketable equity securities related to our deferred compensation arrangements in the first quarter of fiscal 2011, whereas in the first quarter of fiscal 2010, we recorded a gain of $0.8 million related to such investment portfolio.

Provision for Income Taxes

We recorded an income tax provision of $0.9 million in the first quarter of fiscal 2011 and 2010. The income tax provision in the first quarter of fiscal 2011 was attributable to estimated U.S. and state taxes and foreign income taxes. The income tax provision in the first quarter of fiscal 2010 was attributable to estimated foreign income taxes and estimated U.S. and state taxes, partially offset by a refundable research and development tax credit in the U.S.

As of June 27, 2010, we continued to maintain a valuation allowance against our net U.S. deferred tax asset, as we could not conclude that it is more likely than not that we will be able to realize our U.S. deferred tax assets in the foreseeable future. We will continue to evaluate the release of the valuation allowance on a quarterly basis.

As of June 27, 2010, we were subject to examination in the U.S. federal tax jurisdiction for the fiscal years beginning with 2004. In February 2009, the IRS commenced a tax audit for fiscal years beginning 2006 through 2008.  Although the final outcome is uncertain, based on currently available information, we believe that the ultimate outcome will not have a material adverse effect on our financial position, cash flows or results of operations.

Liquidity and Capital Resources

Our cash and available for sale investments were $332.4 million at June 27, 2010, a decrease of $10.7 million compared to March 28, 2010.  The decrease was primarily attributable to the repurchase of approximately $24.2 million of common stock, net cash payments of $8.0 million relating to the acquisition of IKOR including $1.8 million held in escrow, partially offset by $27.0 million cash from operations.  We had no outstanding debt at June 27, 2010 and March 28, 2010.

Cash equivalents are highly liquid investments with original maturities of three months or less at the time of purchase. We maintain the cash and cash equivalents with reputable major financial institutions. Deposits with these banks may exceed the Federal Deposit Insurance Corporation (FDIC) insurance limits or similar limits in foreign jurisdictions. These deposits typically may be redeemed upon demand and, therefore, bear minimal risk. In addition, a significant portion of cash equivalents is concentrated in money market funds which are invested in U.S. government treasuries only. While we monitor daily the cash balances in our operating accounts and adjust the balances as appropriate, these balances could be impacted if one or more of the financial institutions with which we deposit fails or is subject to other adverse conditions in the financial markets. As of August 4, 2010, we have not experienced any loss or lack of access to our invested cash or cash equivalents in our operating accounts.  However, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets. See Part II, Item 1A-“Risk Factors: Global Market and Economic Conditions, including those related to the credit markets, may adversely affect our business and results of operations.”

In addition, as much of our revenues are generated outside the U.S., a significant portion of our cash and investment portfolio accumulates offshore. At June 27, 2010, we had cash, cash equivalents and investments of approximately $239.9 million invested overseas in accounts belonging to various IDT foreign operating entities. While these amounts are primarily invested in U.S. dollars, a portion is held in foreign currencies, and all offshore balances are exposed to local political, banking, currency control and other risks. In addition, these amounts may be subject to tax and other transfer restrictions.

All of our available-for-sale investments are subject to a periodic impairment review. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. This determination requires significant judgment. For publicly traded investments, impairment is determined based upon the specific facts and circumstances present at the time, including a review of the closing price over the length of time, general market conditions and our intent and ability to hold the investment for a period of time sufficient to allow for recovery. Although we believe the portfolio continues to be comprised of sound investments due to high credit ratings and government guarantees of the underlying investments, a further decline in the capital and financial markets would adversely impact the market values of its investments and their liquidity. We continually monitor the credit risk in our portfolio and future developments in the credit markets and make appropriate changes to our investment policy as deemed necessary. We did not record any other-than-temporary impairment charges related to our short-term investments in the first quarter of fiscal 2011 and fiscal 2010.

We recorded a net income of $10.4 million in the first quarter of fiscal 2011 compared to a net loss of $14.1 million in the first quarter of fiscal 2010.  Net cash provided by operating activities increased $9.3 million to $27.0 million for the first quarter of fiscal 2011compared to $17.7 million for the first quarter of fiscal 2010.  A summary of the non-cash items included in net income and net loss that changed significantly year over year are as follows:

•
Depreciation expense was $4.6 million in the first quarter of fiscal 2011 compared to $6.0 million in the first quarter of fiscal 2010.  The decrease was primarily attributable to a large portion of our manufacturing equipment being fully depreciated and our continuous efforts to control capital asset purchases.

•
In the first quarter of fiscal 2010, we recorded a $2.0 million impairment charge related to a note receivable net of deferred gain from one of our subcontractors in connection with the sale of equipment in fiscal 2007.  We did not record such charges in the first quarter of fiscal 2011.

Net cash provided by working capital related items decreased $11.8 million, from a net $14.2 million provided by cash in the first quarter of fiscal 2010 to a net $2.4 million cash provided in the first quarter of fiscal 2011. A summary of significant working capital items used relatively more cash in fiscal 2011 included:

•
An increase in accounts receivable of $5.7 million in the first quarter of fiscal 2011 compared to a decrease of $3.6 million in the first quarter of fiscal 2010.  The increase was primarily attributable to the increased revenue in the first quarter of fiscal 2011 and the timing of shipments.

•
A decrease in inventory of $2.0 million in the first quarter of fiscal 2011 compared to a decrease of $7.1 million in the first quarter of fiscal 2010.  The decrease in both periods was primarily attributable to our efforts to align our inventory levels to meet current demand.

•
An increase in accounts payable of $2.2 million in the first quarter of fiscal 2011 compared to an increase of $5.6 million in the first quarter of fiscal 2010.  The increase was primarily attributable to the timing of payments and increase in the volume of foundry and subcontractor activity.

•
A decrease in other accrued liabilities and long-term liabilities of $5.7 million in the first quarter of fiscal 2011 compared to an increase of $0.2 million in the first quarter of fiscal 2010.  The decrease in the first quarter of fiscal 2011 was primarily attributable to a decrease in accruals related to our restructuring actions and decreases in supplier obligations and miscellaneous bonus payable due to payments made during the quarter.  The increase in the first quarter of fiscal 2010 was primarily attributable to an increase in legal accruals as a result of increased third party services related to our merger and acquisition activities and an increase in the fair value of our executive deferred compensation plan due to stock market performance improved in the quarter, partially offset by a decrease in accruals related to our restructuring action and a decrease in accrued commissions as a result of lower revenues and commission rates in the first quarter of fiscal 2010.

The factors listed above were partially offset by other working capital items that provided relatively more cash in the first quarter of fiscal 2011:

•
A decrease in prepayments and other assets of $5.0 million in the first quarter of fiscal 2011 compared to a decrease of $1.2 million in the first quarter of fiscal 2010. The decrease in the first quarter of fiscal 2011 was primarily attributable to the normal recurring prepaid amortization, partially offset by additional software maintenance and license agreements signed and paid during the quarter.  The decrease in the first quarter of fiscal 2010 was primarily attributable the decrease in prepaid wafers which were received in the quarter, the reduction in interest receivable due to the decrease in interest rates during the quarter and normal recurring prepaid amortization, partially offset by additional software maintenance agreements signed and paid during the quarter.

•
An increase in accrued compensation of $1.9 million in the first quarter of fiscal 2011 compared to a decrease of $2.7 million in the first quarter of fiscal 2010.  The increase in accrued compensation in the first quarter of fiscal 2011was primarily attributable to an accrual related to performance-related bonuses as we implemented our new annual incentive plan in the first quarter of fiscal 2011, while we had no such accrual in the first quarter of fiscal 2010.  In addition, in the first quarter of fiscal 2011, other employee bonus accrual increased as a result of our acquisitions.

•
An increase in deferred income on shipments to distributors of $1.8 million in the first quarter of fiscal 2011 compared to a decrease of $1.8 million in the first quarter of fiscal 2010.  The increase in deferred income on shipments to distributors in the first quarter of fiscal 2011 was attributable to the increased shipments to distributors.  The decrease in deferred income on shipments to distributors in the first quarter of 2010 was attributable to our distributors adjusting their inventory levels in light of challenges in the end markets.

Net cash used by investing activities was $37.6 million in the first quarter of fiscal 2011, compared to net cash provided by investing activities of $10.6 million in the first quarter of fiscal 2010.  In the first quarter of fiscal 2011, net cash used to purchase short-term investments and non-marketable securities was $120.8 million, partially offset by cash proceeds from sale and maturity of short-term investments of $96.6 million.  In addition, in the first quarter of fiscal 2010, we paid approximately $8.0 million for the IKOR acquisition including $1.8 million held in escrow for contingent consideration and used $5.4 million to purchase capital equipment.  In the first quarter of fiscal 2010, cash proceeds from sale and maturity of short-term investments of $89.3 million partially offset by net cash used to purchase short-term investments of $69.7 million.  In addition, we used $3.0 million to purchase capital equipment and $6.0 million for the Leadis acquisition.

Net cash used in financing activities was $21.1 million in the first quarter of fiscal 2011, compared to net cash provided by financing activities of less than $0.1 million in the first quarter of fiscal 2010, primarily due to the absence of repurchases of common stock and issuance of stock under our employee stock purchase plan during the first quarter of fiscal 2010.  In the first quarter of fiscal 2011, we repurchased approximately $24.2 million of common stock, partially offset by proceeds of approximately $3.1 million from the exercise of employee stock options and the issuance of stock under our employee stock purchase plan.  In the first quarter of fiscal 2010, we received less than $0.1 million from the exercise of employee stock options.

We anticipate capital expenditures of approximately $25 million during fiscal 2011 to be financed through cash generated from operations and existing cash and investments.  This estimate includes $5.5 million in capital expenditures in the first quarter of fiscal 2011.

We believe that existing cash and investment balances, together with cash flows from operations, will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months.

Off-balance Sheet Arrangements

As of June 27, 2010, we did not have any off-balance sheet arrangements, as defined under SEC Regulation S-K Item 303(a)(4)(ii).

Subsequent Event

On July 21, 2010, our Board of Directors approved a new share repurchase plan to repurchase up to $225 million of our common stock.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our interest rate risk relates primarily to our short-term investments of $244.2 million as of June 27, 2010. By policy, we limit our exposure to long-term investments and mitigate the credit risk through diversification and adherence to a policy requiring the purchase of highly rated securities. As of June 27, 2010, the Company’s cash, cash equivalents and investment portfolio was concentrated in securities with same day liquidity and at the end of fiscal 2010, a substantial majority of securities in our investment portfolio had maturities of less than two years. Although a hypothetical 10% change in interest rates could have a material effect on the value of our investment portfolio at a given time, we normally hold these investments until maturity, which results in no realized impact on results of operations or cash flows.  We do not currently use derivative financial instruments in our investment portfolio.

At June 27, 2010, we had no outstanding debt.

We are exposed to foreign currency exchange rate risk as a result of international sales, assets and liabilities of foreign subsidiaries, local operating expenses of our foreign entities and capital purchases denominated in foreign currencies.  We may use derivative financial instruments to help manage our foreign currency exchange exposures.  We do not enter into derivatives for speculative or trading purposes. We performed a sensitivity analysis as of June 27, 2010 and determined that, without hedging the exposure, a 10% change in the value of the U.S. dollar would result in an approximate 0.3% impact on gross profit margin percentage, as we operate manufacturing facilities in Malaysia and Singapore, and an approximate 0.7% impact to operating expenses (as a percentage of revenue) as we operate sales offices in Japan and throughout Europe and design centers in the U.S., China and Canada.  At June 27, 2010 we did not have any outstanding foreign exchange contract.

We did not have any currency exposure related to any outstanding capital purchases as of June 27, 2010.

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

At June 27, 2010, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief
Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level.  There have been no changes in our internal controls over financial reporting during the Company’s most recent fiscal quarter that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

PART II    OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On October 24, 2006, we were served with a civil antitrust complaint filed by Reclaim Center, Inc., et. al. as plaintiffs in the U.S. District Court for the Northern District of California against the Company and 37 other entities on behalf of a purported class of indirect purchasers of Static Random Access Memory (SRAM) products. The Complaint alleges that we and other defendants conspired to raise the prices of SRAM, in violation of Section 1 of the Sherman Act, the California Cartwright Act, and several other states’ antitrust, unfair competition, and consumer protection statutes. Shortly thereafter, a number of other plaintiffs filed similar complaints on behalf of direct and indirect purchasers of SRAM products. Given the similarity of the complaints, the Judicial Panel on Multidistrict Litigation transferred the cases to a single judge in the Northern District of California and consolidated the cases for pretrial proceedings in February 2007. The consolidated cases are captioned In re Static Random Access Memory (SRAM) Antitrust Litigation. In August 2007, direct purchasers of SRAM products and indirect purchasers of SRAM products filed separate Consolidated Amended Complaints. We are not named as a defendant in either complaint. Pursuant to tolling agreements with the indirect and direct purchaser plaintiffs, the statute of limitations was tolled until January 10, 2009 as to potential claims against us.  The tolling agreements have now expired and the statute of limitations is running on potential claims against us.  Discovery has closed in both cases.  We intend to vigorously defend ourselves against any claims that may be raised in this matter implicating us.

In April 2008, LSI Corporation and its wholly owned subsidiary Agere Systems Inc. (collectively “LSI”) instituted an action in the United States International Trade Commission (ITC or “Commission”), naming us and several other respondents.  The ITC action sought an exclusion order under section 337 of the Tariff Act to prevent importation into the U.S. of semiconductor integrated circuit devices and products made by methods alleged to infringe an LSI patent relating to tungsten metallization in semiconductor manufacturing. LSI also filed a companion case in the U.S. District Court for the Eastern District of Texas seeking an injunction and damages of an unspecified amount relating to such alleged infringement. Some of the defendants in the action have since settled the claims against them. The action in the U.S. District Court is currently stayed pending the outcome of the ITC action.  On September 21, 2009, the Administrative Law Judge (“ALJ”) for the ITC action issued an Initial Determination finding that the patent claims asserted by LSI were invalid in light of the prior art.  Based on the finding of invalidity, the Court held that no violation of section 337 has occurred with respect to the asserted claims.  On October 5, 2009, LSI filed a Petition to Review by the full Commission, and respondents filed a Common Contingent Petition for Review on common matters in the case. On November 23, 2009, the Commission issued a Notice of determination to review in-part the ALJ’s Initial Determination.   On January 14, 2010, the ALJ issued a Remand Determination that respondents had not demonstrated by clear and convincing evidence

that the claim at issue on remand was invalid due to obviousness.   On March 22, 2010, the Commission issued its Notice of Decision indicating that it had found that the patent claims asserted by LSI were invalid and that there had been no violation of section 337 by us, and thereupon terminated its investigation.  On May 14, 2010, LSI filed a Notice of Appeal in the United States Court of Appeals for the Federal Circuit for review of the Final Determination of the Commission; however, the patent asserted by LSI in these actions expired on July 13, 2010.

In December 2009, Ring Technology Enterprises of Texas, LLC (“Ring”) filed a complaint in the Eastern District of Texas against 30 defendants alleging infringement of a Ring patent related to memory access technology.  Ring filed another, separate complaint in the Eastern District of Texas in March of 2010 claiming infringement of the same patent by 43 additional defendants.  We were not named as a defendant in either complaint; however, a number of the defendants are purchasers of our Advanced Memory Buffer (“AMB”) products, which may be relevant to the claims made against defendants in the complaints by Ring.  Certain of these defendants have requested that we indemnify and provide a defense under the terms of purchase for our AMB products.  Based on a good-faith review of the claims by Ring, we initially agreed to provide a defense for some of these defendants.  We reserved the right to withdraw our defense if, during the course of litigation it is determined that we have no liability for indemnification based on the claims made by Ring.  On June 25, 2010, we entered into a Membership and License Agreement with RPX Corporation, a licensee of the patent asserted by Ring.  Under the agreement, RPX has granted us a sublicense under the Ring Patent covering our products and services.  We are in the process of notifying defendants that are IDT AMB customers of this development, and anticipate withdrawing from providing  further defense in this litigation.

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

Our operating results can fluctuate dramatically.  Our operating results have fluctuated in the past and are likely to vary in the future.  For example, we recorded net income of $40.0 million in fiscal 2010, a net loss of $1,045.2 million in fiscal 2009 and net income of $34.2 million in fiscal 2008. Fluctuations in operating results can result from a wide variety of factors, including:

•	Global market and economic conditions, including those related to the credit markets, may adversely affect our business and results of operations;
•	The cyclicality of the semiconductor industry;
•	The availability of industry-wide wafer processing capacity;
•	The availability of industry-wide and package specific assembly subcontract capacity and related raw materials;
•	Changes in the demand for and mix of products sold and in the markets we and our customers serve;
•	Competitive pricing pressures;
•	The success and timing of new product and process technology announcements and introductions from us or our competitors;
•	Potential loss of market share among a concentrated group of customers;
•	Difficulty in attracting and retaining key personnel;
•	Difficulty in predicting customer product requirements;

•	Production difficulties and interruptions caused by our complex manufacturing and logistics operations;
•	Difficulty in managing fixed costs of our manufacturing capability in the face of changes in demand;
•	Reduced control over our manufacturing and product delivery as a result of our increasing reliance on subcontractors, foundry and other manufacturing services;
•	Costs and other issues relating to future acquisitions;
•	Availability and costs of raw materials from a limited number of suppliers;
•	Political and economic conditions in various geographic areas;
•	Costs associated with other events, such as intellectual property disputes or other litigation; and
•	Legislative, tax, accounting, or regulatory changes or changes in their interpretation.

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

If we are unable to execute our business strategy, our revenues and profitability may be adversely affected.

Our future financial performance and success are largely dependent on our ability to execute our business strategy successfully. Our present business strategy to be a leading provider of essential mixed signal semiconductor solutions [that enrich the digital media experience] includes, without limitation, plans to: (1) our ability to continue to aggressively manage, maintain and refine our product portfolio including focus on the development and growth of new applications; (2) our ability to continue to maintain existing customers, aggressively pursue and win new customers; (3) our ability to successfully develop, manufacture and market new products in a timely manner; (4) develop new products in a more efficient manner ; (5) sufficient differentiation and enhancement of our products; (5) successful deployment of R&D investment in area of displays, silicon timing, power management, signal integrity and radio frequency; (6) our ability to rationalize our manufacturing operations including consolidation of manufacturing operations in lower cost regions.

We cannot ensure you that we will successfully implement our business strategy or that implementing our strategy will sustain or improve our results of operations. In particular, we cannot assure you that we will be able to build our position in markets with high growth potential, increase our volume or revenue, rationalize our manufacturing operations or reduce our costs and expenses.

Our business strategy is based on our assumptions about the future demand for our current products and the new products and applications that we are developing and on our ability to produce our products profitably. Each of these factors depends on one or more of the risk factors set forth in this report.  Several of risks that could affect our ability to implement our business strategy are beyond our control. In addition, circumstances beyond our control and changes in our business or industry may require us to change our business strategy.

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

Finally, we utilize a relatively small number of global and regional distributors around the world, who buy product directly from us on behalf of their customers. For example, one family of distributors, Maxtek and its affiliates, represented approximately 19% of our total revenues for the first quarter of fiscal 2011 and represented approximately 26% of our gross accounts receivable as of June 27, 2010.  If our business relationships were to diminish or any of these global distributors were to file for bankruptcy or otherwise experience significantly adverse financial conditions, our business could be adversely impacted. Because we continue to be dependent upon continued revenue from a small group of OEM end customers, global and regional distributors, any material delay, cancellation or reduction of orders from or loss of these or  other major customers could cause our sales to decline significantly, and we may not be able to reduce the accompanying expenses at the same rate.

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

In addition, in Malaysia, we have been granted a tax holiday related to certain profits.  If we are unable to renew this tax holiday when it expires, we will be required to start paying income tax at the statutory tax rate on our operations, which will adversely impact our effective tax rate.

International operations add increased volatility to our operating results.

 A substantial percentage of our total revenues are derived from international sales, as summarized below:

(percentage of total revenues)	First three months of Fiscal 2011	Fiscal 2010	Fiscal 2009
Asia Pacific	68%	65%	63%
Americas	14%	17%	20%
Japan	9%	10%	9%
Europe	9%	8%	8%
Total	100%	100%	100%

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

In addition, as much of our revenues are generated outside the United States, a significant portion of our cash and investment portfolio accumulates offshore.  At June 27, 2010, we had cash, cash equivalents and investments of approximately $239.9 million invested overseas in accounts belonging to various our company’s foreign operating entities.  While these amounts are primarily invested in U.S. dollars, a portion is held in foreign currencies, and all offshore balances are exposed to local political, banking, currency control and other risks.  In addition, these amounts may be subject to tax and other transfer restrictions.

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

Over the past several years, we have made several acquisitions.  As a result of these acquisitions, we had over $1 billion of goodwill and over $204 million of intangible assets on our balance sheet at the beginning of fiscal 2009.  As a result of our impairment analysis in fiscal 2009, we recorded a goodwill impairment charge of $946.3 million and an acquisition-related intangible asset impairment charge of $79.4 million in fiscal 2009. In determining fair value, we consider various factors including our market capitalization, forecasted revenue and costs, risk-adjusted discount rates, future economic and market conditions, determination of appropriate market comparables and expected periods over which our assets will be utilized and other variables.

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

We derive some revenue from contracts and subcontracts with agencies of, or prime contractors to, the U.S. government, including U.S. military agencies.  As a company engaged, in part, in supplying defense-related equipment to U.S. government agencies, we are subject to certain business risks that are particular to companies that contract with U.S. government agencies.  These risks include the ability of the U.S. government or related contractors to unilaterally:

●	Terminate contracts at its convenience;
●	Terminate, modify or reduce the value of existing contracts, if budgetary constraints or needs change;
●	Cancel multi-year contracts and related orders, if funds become unavailable;
●	Adjust contract costs and fees on the basis of audits performed by U.S. government agencies;
●	Control and potentially prohibit the export of our products;
●	Require that the company continue to supply products despite the expiration of a contract under certain circumstances;
●	Require that the company fill certain types of rated orders for the U.S. government prior to filling any orders for other customers; and
●	Suspend us from receiving new contracts pending resolution of any alleged violations of procurement laws or regulations.

In addition, because we have defense industry contracts with respect to products that are sold both within and outside of the United States, we are subject to the following additional risks in connection with government contracts:

●	The need to bid on programs prior to completing the necessary design, which may result in unforeseen technological difficulties, delays and/or cost overruns;
●	The difficulty in forecasting long-term costs and schedules and the potential obsolescence of products related to long-term fixed price contracts; and
●	The need to transfer and obtain security clearances and export licenses, as appropriate.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information with respect to repurchases of our common stock during the first quarter of fiscal 2011:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
March 29, 2010 – April 25, 2010	462,000	$6.36	462,000	$50,587,040
April 26, 2010 – May 23, 2010	944,006	$6.01	944,006	$44,911,124
May 24, 2010 – June 27, 2010	2,773,900	$5.60	2,773,900	$29,368,901
Total	4,179,906	$5.78	4,179,906

On January 18, 2007, our Board of Directors initiated a $200 million share repurchase program. During fiscal 2008, our Board of Directors approved a $200 million expansion of the share repurchase program to a total $400 million.  In fiscal 2008 and fiscal 2007, we repurchased approximately 28.9 million shares and 1.6 million at an average price of $11.60 per share and $15.95 per share for a total purchase price of $334.8 million and $25.0 million, respectively.  On April 30, 2008, our Board of Directors approved an additional $100 million expansion of the share repurchase program to a total $500 million.  In fiscal 2009, we repurchased approximately 8.4 million shares at an average price of $7.46 per share for a total purchase price of $62.3 million.  In fiscal 2010, we repurchased approximately 4.2 million shares at an average price of $5.83 per share for a total purchase price of $24.3 million. During the first quarter of fiscal 2011, we repurchased approximately 4.2 million shares at an average price of $5.78 per share for a total purchase price of $24.2 million.   As of June 27, 2010, approximately $29.4 million was available for future purchase under the share repurchase program.  Share repurchases were recorded as treasury stock and resulted in a reduction of stockholders’ equity.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6.    EXHIBITS

(a)   The following exhibits are filed herewith:

Exhibit number	Description
31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, dated August 4, 2010.
31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, dated August 4, 2010.
32.1	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350 dated August 4, 2010.
32.2	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended and 18 U.S.C. Section 1350 dated August 4, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRATED DEVICE TECHNOLOGY, INC.
Date: August 4, 2010	/S/ THEODORE L. TEWKSBURY III Theodore L.Tewksbury III President and Chief Executive Officer
Date: August 4, 2010	/S/ RICHARD D. CROWLEY, JR. Richard D. Crowley, Jr. Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit number	Description
31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, dated August 4, 2010.
31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, dated August 4, 2010.
32.1	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350 dated August 4, 2010.
32.2	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended and 18 U.S.C. Section 1350 dated August 4, 2010.