Form 10-Q
period 2010-09-26
INTEGRATED DEVICE TECHNOLOGY INC
filed 2010-11-03
CIK 703361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2010

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

The number of outstanding shares of the registrant's Common Stock, $.001 par value, as of October 31, 2010, was approximately 153,525,145.

INTEGRATED DEVICE TECHNOLOGY, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 26, 2010

PART I—FINANCIAL INFORMATION

PART I    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited; in thousands, except per share data)

	Sept. 26, 2010	Mar. 28, 2010
Assets
Current assets:
Cash and cash equivalents	$74,392	$120,526
Short-term investments	264,662	222,663
Accounts receivable, net	74,269	68,957
Inventories	53,051	50,676
Prepayments and other current assets	20,564	25,086

Total current assets	486,938	487,908

Property, plant and equipment, net	68,951	67,988
Goodwill	104,020	103,074
Acquisition-related intangible assets, net	61,026	65,242
Other assets	27,039	26,733

Total assets	$747,974	$750,945

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$34,880	$34,717
Accrued compensation and related expenses	30,811	20,738
Deferred income on shipments to distributors	19,079	18,761
Income taxes payable	1,104	513
Other accrued liabilities	29,698	31,972

Total current liabilities	115,572	106,701

Long-term income tax payable	21,417	21,098
Other long-term obligations	21,889	23,406
Total liabilities	158,878	151,205

Commitments and contingencies (Notes 15)
Stockholders' equity:
Preferred stock; $.001 par value: 10,000 shares authorized; no shares issued	--	--
Common stock; $.001 par value: 350,000 shares authorized; 154,623 and 162,878 shares outstanding at September 26, 2010 and March 28, 2010, respectively	155	163
Additional paid-in capital	2,324,400	2,310,450
Treasury stock; at cost: 71,849 shares and 61,917 shares at September 26, 2010 and March 28, 2010, respectively	(857,745)	(802,217)
Accumulated other comprehensive income	1,351	1,046
Accumulated deficit	(879,065)	(909,702)

Total stockholders' equity	589,096	599,740

Total liabilities and stockholders' equity	$747,974	$750,945

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except per share data)

	Three months ended		Six months ended
	Sept. 26, 2010	Sept. 27, 2009	Sept. 26, 2010	Sept. 27, 2009
Revenues	$166,907	$139,504	$325,180	$255,458
Cost of revenues	76,613	88,373	152,720	157,162
Gross profit	90,294	51,131	172,460	98,296

Operating expenses:
Research and development	43,986	41,455	87,722	77,770
Selling, general and administrative	26,841	30,662	54,199	56,097
Total operating expenses	70,827	72,117	141,921	133,867

Operating income (loss)	19,467	(20,986)	30,539	(35,571)

Gain on divestiture	--	82,747	--	82,747
Interest income and other, net	1,177	1,188	1,441	2,594

Income before income taxes	20,644	62,949	31,980	49,770
Provision for income taxes	420	2,409	1,343	3,351

Net income	$20,224	$60,540	$30,637	$46,419

Basic net income per share	$0.13	$0.37	$0.19	$0.28
Diluted net income per share	$0.13	$0.36	$0.19	$0.28

Weighted average shares:
Basic	157,021	165,591	159,340	165,511
Diluted	157,649	166,075	160,171	165,853

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	Six months ended
	Sept. 26, 2010	Sept. 27, 2009
Cash flows provided by operating activities:
Net income	$30,637	$46,419
Adjustments:
Depreciation	9,098	11,970
Amortization of intangible assets	9,927	11,327
Gain from divestiture of the NWD assets	--	(82,747)
Stock-based compensation expense	8,694	8,178
Asset impairments	--	2,002
Deferred tax provision	72	161
Changes in assets and liabilities (net of effects of acquisitions and divestitures):
Accounts receivable, net	(4,476)	(3,743)
Inventories	(1,372)	17,457
Prepayments and other assets	7,006	3,091
Accounts payable	(971)	8,066
Accrued compensation and related expenses	9,981	(1,235)
Deferred income on shipments to distributors	318	(1,876)
Income taxes payable and receivable	892	3,565
Other accrued liabilities and long term liabilities	(3,116)	7,375
Net cash provided by operating activities	66,690	30,010

Cash flows provided by (used for) investing activities
Acquisitions, net of cash acquired	(6,247)	(64,482)
Proceeds from divestiture of the NWD assets	--	100,000
Cash in escrow related to acquisition	(1,800)	--
Purchases of property, plant and equipment	(9,501)	(6,291)
Purchase of non-marketable securities	(2,000)	--
Purchases of short-term investments	(247,447)	(144,973)
Proceeds from sales of short-term investments	13,396	78,327
Proceeds from maturities of short-term investments	190,598	44,516
Net cash provided by (used for) investing activities	(63,001)	7,097

Cash flows provided by (used for) financing activities
Proceeds from issuance of common stock	5,382	2,227
Repurchases of common stock	(55,528)	--
Net cash provided by (used for) financing activities	(50,146)	2,227

Effect of exchange rates on cash and cash equivalents	323	1,090
Net increase (decrease) in cash and cash equivalents	(46,134)	40,424
Cash and cash equivalents at beginning of period	120,526	136,036
Cash and cash equivalents at end of period	$74,392	$176,460

Supplemental disclosure of non-cash investing and financing activities
Common stock options assumed in connection with Tundra acquisition	$--	$721

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

These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 28, 2010.  Operating results for the three and six months ended September 26, 2010 are not necessarily indicative of operating results for an entire fiscal year.

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

The Company sells integrated circuits primarily in the U.S., Europe and Asia. The Company monitors the financial condition of its major customers, including performing credit evaluations of those accounts which management considers high risk, and generally does not require collateral from its customers. When deemed necessary, the Company may limit the credit extended to certain customers. The Company’s relationship with the customer, and the customer’s past and current payment experience, are also factored into the evaluation in instances where limited financial information is available. The Company maintains and reviews its allowance for doubtful accounts by considering factors such as historical bad debts, age of the account receivable balances, customer credit-worthiness and current economic conditions that may affect customer’s ability to pay.

The Company utilizes global and regional distributors around the world, who buy product directly from the Company on behalf of their customers.  One family of distributors, Maxtek and its affiliates, represented approximately 20% of the Company’s revenues for the three and six months ended September 26, 2010 and 24% and 20% of the Company’s revenues for the three and six months ended September 27, 2009, respectively. At September 26, 2010 and March 28, 2010, Maxtek and its affiliates, represented approximately 25% and 23% of the Company’s gross accounts receivable, respectively.

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

The Company updates the expected term of stock option grants annually based on its analysis of the stock option exercise behavior over a period of time.  The interest rate is based on the average U.S. Treasury interest rate over the expected term during the applicable quarter.  The Company believes that the implied volatility of its common stock is an important consideration of overall market conditions and a good indicator of the expected volatility of its common stock.  However, due to the limited volume of options freely traded over the counter, the Company believes that implied volatility, by itself, is not representative of the expected volatility of its common stock.  Therefore, the Company uses a volatility factor that reflects a blend of historical volatility of its common stock and implied volatility of call options and dealer quotes on call options, generally having a term of less than twelve months.  The Company has not paid, nor does it have current plans to pay dividends on its common stock in the foreseeable future.

Income Taxes.  The Company accounts for income taxes under an asset and liability approach that requires the expected future tax consequences of temporary differences between book and tax bases of assets and liabilities be recognized as deferred tax assets and liabilities. Generally accepted accounting principles require the Company to evaluate the ability to realize the value of its net deferred tax assets on an ongoing basis. A valuation allowance is recorded to reduce the net deferred tax assets to an amount that will more likely than not be realized. Accordingly, the Company considers various tax planning strategies, forecasts of future taxable income and its most recent operating results in assessing the need for a valuation allowance. In consideration of the ability to realize the value of net deferred tax assets, recent results must be given substantially more weight than any projections of future profitability. Since the fourth quarter of fiscal 2003, the Company has determined that, under applicable accounting principles, it could not conclude that it was more likely than not that the Company would realize the value of its net deferred tax assets. The Company’s assumptions regarding the ultimate realization of these assets remained unchanged in the second quarter of fiscal 2011 and accordingly, the Company continues to record a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized.

The Company recognizes the tax liability for uncertain income tax positions on the income tax return based on the two-step process. The first step is to determine whether it is more likely than not that each income tax position would be sustained upon audit. The second step is to estimate and measure the tax benefit as the amount that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority. Estimating these amounts requires the Company to determine the probability of various possible outcomes. The Company evaluates these uncertain tax positions on a quarterly basis. This evaluation is based on the consideration of several factors including changes in facts or circumstances, changes in applicable tax law, settlement of issues under audit, and new exposures. If the Company later determines that the exposure is lower or that the liability is not sufficient to cover its revised expectations, the Company adjusts the liability and effects a related change in its tax provision during the period in which the Company makes such determination.

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

Note 4
Net Income Per Share

Basic net income per share is computed using the weighted-average number of common shares outstanding during the period.  Diluted net income per share is computed using the weighted-average number of common and dilutive potential common shares outstanding during the period. Potential common shares include employee stock options and restricted stock units.

	Three months ended		Six months ended
(in thousands, except per share amounts)	Sept. 26, 2010	Sept. 27, 2009	Sept. 26, 2010	Sept. 27, 2009
Net income	$20,224	$60,540	$30,637	$46,419

Weighted average common shares outstanding	157,021	165,591	159,340	165,511
Dilutive effect of employee stock options and restricted stock units	628	484	831	342
Weighted average common shares outstanding, assuming dilution	157,649	166,075	160,171	165,853
Basic net income per share	$0.13	$0.37	$0.19	$0.28
Diluted net income per share	$0.13	$0.36	$0.19	$0.28

Stock options to purchase 19.7 million shares and 19.9 million shares for the three and six months ended September 26, 2010, respectively, and 29.5 million shares and 29.6 million shares for the three and six months ended September 27, 2009, respectively, were outstanding, but were excluded from the calculation of diluted earnings per share because the exercise price of the stock options was greater than the average share price of the common shares and therefore, the effect would have been anti-dilutive. In addition, unvested restricted stock units of less than 0.1 million for the three and six months ended September 26, 2010, respectively, and 0.4 million and less than 0.1 million for the three and six months ended September 27, 2009, respectively, were excluded from the calculation because they were anti-dilutive after considering unrecognized stock-based compensation expense.

Note 5
Business Combinations

Acquisition of certain assets of IKOR Acquisition Corporation (“IKOR”)

On April 16, 2010, the Company completed its acquisition of certain assets of IKOR, a former subsidiary of iWatt Corporation.  IKOR designs and manufactures power voltage regulator module (VRM) solutions for high-performance computing. The total purchase price was $7.7 million, including a fair value of contingent consideration of $1.5 million payable upon the achievement of certain business performance metrics during the twelve months after the closing date. The fair value of the contingent consideration was estimated using probability-based forecasted revenue as of the acquisition date.  The maximum payment for this contingent consideration is $2.8 million.  As a result, during the first six months of fiscal 2010, $1.8 million in cash was held in escrow and will be utilized to fund the payments, subject to any payments first to Indemnified Persons as defined in the Asset Purchase Agreement between the parties. Changes to the fair value of the contingent consideration will be recorded in selling and administrative expenses.

Pursuant to the agreement and upon closing the transaction, the Company acquired IKOR- patented coupled conductor (“CL”) technology and related assets and hired members of IKOR’ engineering team.

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

The Company incurred approximately $0.3 million of acquisition-related costs, which were included in selling, general and administrative (“SG&A”) expenses on the Condensed Consolidated Statements of Operations for the first six months of fiscal 2011.

The aggregate purchase price has been allocated as follows:

(in thousands)
Accounts receivable	$836
Inventories	1,136
Prepayments and other current assets	63
Property, plant and equipment, net	277
Accounts payable and accrued expenses	(1,226)
Amortizable intangible assets	5,711
Goodwill	946
Total purchase price	$7,743

A summary of the allocation of amortizable intangible assets is as follows:

(in thousands)
Amortizable intangible assets:
Developed Technologies	$5,224
Customer Relationships	443
Backlog	44
Total	$5,711

Identifiable Tangible Assets

IKOR’s assets and liabilities were reviewed and adjusted, if required, to their estimated fair value.

Inventories – The value allocated to inventories reflects the estimated fair value of the acquired inventory based on the expected sales price of the inventory, less reasonable selling margin.

Amortizable Intangible Assets

Existing technologies consist of products that have reached technological feasibility. The Company valued the existing technologies utilizing a discounted cash flow (“DCF”) model, which uses forecasts of future revenues and expenses related to the intangible assets.  The Company utilized discount factors of 35% - 36% for the existing technologies and is amortizing the intangible assets over 7 years on a straight-line basis.

Customer relationship values have been estimated utilizing a DCF model, which uses forecasts of future revenues and expenses related to the intangible asset.   The Company utilized discount factor of 35% for this intangible asset and is amortizing this intangible asset over 5 years on a straight-line basis.

Backlog represents the value of the standing orders for IKOR products as of the closing date of the acquisition.  Backlog was valued utilizing a DCF model and a discount factor of 15%.  The value was amortized over five month period.

IKOR acquisition related financial results have been included in the Company’s Consolidated Statements of Operations from the closing date of the acquisition on April 16, 2010.  Pro forma earnings information has not been presented because the effect of the acquisition is not material to the Company’s historical financial results.

Acquisition of Mobius Microsystems, Inc. (“Mobius”)

On January 14, 2010, the Company completed its acquisition of Mobius, a privately-held, fabless semiconductor company based in Sunnyvale, California, acquiring all of Mobius’ outstanding shares of common stock for approximately $21 million in cash.  Pursuant to the agreement and upon closing the transaction, the Company acquired Mobius’ patented all-silicon oscillator technology and related assets along with members of Mobius’ engineering team.

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

Developed technology consists of products that have reached technological feasibility.  The Company used a DCF model with a discount rate of 30% to determine the fair value of the developed technology and is amortizing it on a straight-line basis over 7 years.

Projects that qualify as IPR&D represent those at the development stage and require further research and development to determine technical feasibility and commercial viability. Technological feasibility is established when an enterprise has completed all planning, designing, coding, and testing activities that are necessary to establish that a product can be produced to meet its design specifications, including functions, features, and technical performance requirements. The value of IPR&D was determined by considering the importance of each project to the Company’s overall development plan, estimating costs to develop the purchased IPR&D into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value based on the percentage of completion of the IPR&D projects. The Company utilized the DCF method to value the IPR&D, using a discount factor of 33% and will amortize this intangible asset once the projects are complete. There were two IPR&D projects underway at Mobius at the acquisition date and the fair value assigned to each project was $2.4 million and $1.1 million, respectively. As of September 26, 2010, one project was 90% complete and approximately $4.3 million costs have been incurred, another project was 50% complete and approximately $1.1 million costs have been incurred.  The Company estimates that an additional investment of $0.9 million and $3.1 million will be required to complete the projects with an estimated completion date during the third and fourth quarter of fiscal 2011.  Pro forma earnings information has not been presented because the effect of the acquisition is not material to the Company’s historical financial results.

Acquisition of Tundra Semiconductor Corporation (“Tundra”)

On June 29, 2009, the Company completed its acquisition of Tundra, a Canadian corporation, pursuant to which the Company acquired 100% of the voting common stock of Tundra at a price of CAD$6.25 per share, or an aggregate purchase price of approximately CAD$120.8 million.  The Company paid approximately $104.3 million in cash. In addition, as part of the consideration in the acquisition, the Company assumed options to purchase up to 0.8 million shares of its common stock. As a result, the acquisition resulted in the issuance of approximately 0.8 million stock options with a fair value of $0.7 million.  The total consideration was approximately $105.0 million.  The options were valued using the Black-Scholes option pricing model. Approximately $3.4 million of acquisition-related costs were included SG&A expenses on the Consolidated Statements of Operations for fiscal 2010. A summary of the total purchase price is as follows:

(in thousands)
Cash paid	$104,316
Assumed stock options	721
Total purchase price	$105,037

The Company allocated the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess purchase price over those fair values was recorded as goodwill. Tundra’s technology and development capabilities are complementary to the Company’s existing product portfolios for RapidIO and PCI Express.  This strategic combination will provide customers with a broader product offering, as well as improved service, support and a future roadmap for serial connectivity.  These are the significant contributing factors to the establishment of the purchase price, resulting in the recognition of goodwill.  The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions.  The amount of goodwill expected to be deductible for tax purposes is $12.8 million.

The aggregate purchase price has been allocated as follows:

(in thousands)
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

Pro Forma Financial Information (unaudited)

The following unaudited pro forma financial information presents the combined results of operations of the Company and Tundra as if the acquisition had occurred as of the beginning of fiscal 2010. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had been taken place at the beginning of fiscal 2010.  The unaudited pro forma financial information presented below combines the historical IDT and historical Tundra results for the six months ended September 27, 2009 and September 28, 2008, respectively, and includes the business combination effect of the amortization charges from acquired intangible assets, the amortization of FMV inventory write-up, adjustments to interest income and related tax effects.

	Six months ended
(Unaudited) (in thousands, except per share amounts)	Sept. 27, 2009	Sept. 28, 2008
Actual included in the second quarter of fiscal 2010
Tundra’s net revenues (6/29/09 through 9/27/09)	9,230	--
Tundra’s net income (6/29/09 through 9/27/09)	(708)	--
Supplement pro forma
Net revenues (1)	$265,698	$424,079
Net income (1)	35,784	14,890
Basic income per share	$0.21	$0.09
Diluted income per share	$0.22	$0.09

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

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 26, 2010:

	Fair Value at Reporting Date Using:
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Cash Equivalents and Short Term Investments:
US government agencies securities	$108,719	$--	$--	$108,719
Money market funds	30,550	--	--	30,550
U.S. government treasuries	18,120	--	--	18,120
Corporate bonds	--	97,538	--	97,538
Corporate commercial paper	--	48,177	--	48,177
Bank deposits	--	5,430	--	5,430
Municipal bonds	--	202	--	202
Total assets measured at fair value	$157,389	$151,347	$--	$308,736
Liabilities:
Fair value of contingent consideration	--	--	1,503	1,503
Total liabilities measured at fair value	$--	$--	$1,503	$1,503

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 28, 2010:

	Fair Value at Reporting Date Using:
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Cash Equivalents and Short Term Investments:
US government agencies securities	$110,173	$--	$--	$110,173
U.S. government treasuries	34,983	--	--	34,983
Money market funds	43,476	--	--	43,476
Corporate bonds	--	82,678	--	82,678
Corporate commercial paper	--	46,339	--	46,339
Bank deposits	--	3,685	--	3,685
Total assets measured at fair value	$188,632	$132,702	$--	$321,334

U.S. treasuries and U.S. government agency securities as of September 26, 2010 and March 28, 2010 do not include any U.S. government guaranteed bank issued paper. Corporate bonds include bank-issued securities that are guaranteed by the Federal Deposit Insurance Corporation (FDIC).

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

Cash equivalents are highly liquid investments with original maturities of three months or less at the time of purchase. The Company maintains its cash and cash equivalents with reputable major financial institutions.  Deposits with these banks may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits or similar limits in foreign jurisdictions. These deposits typically may be redeemed upon demand and, therefore, bear minimal risk.  While the Company monitors daily the cash balances in its operating accounts and adjusts the balances as appropriate, these balances could be impacted if one or more of the financial institutions with which the Company deposits fails or is subject to other adverse conditions in the financial markets.  As of September 26, 2010, the Company has not experienced any losses in its operating accounts.

All of the Company’s available-for-sale investments are subject to a periodic impairment review. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. This determination requires significant judgment. For publicly traded investments, impairment is determined based upon the specific facts and circumstances present at the time, including a review of the closing price over the length of time, general market conditions and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for recovery. Although the Company believes its portfolio continues to be comprised of sound investments due to high credit ratings and government guarantees of the underlying investments, a further decline in the capital and financial markets would adversely impact the market values of its investments and their liquidity. The Company continually monitors the credit risk in its portfolio and future developments in the credit markets and makes appropriate changes to its investment policy as deemed necessary.  The Company did not record any impairment loss related to its short-term investments in the three and six months ended September 26, 2010 and September 27, 2009.

Note 7
Investments

Available for Sale Securities

Available-for-sale investments at September 26, 2010 were as follows:

(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government treasuries and agency securities	$126,771	$69	$(1)	$126,839
Corporate bonds	97,322	241	(25)	97,538
Corporate commercial paper	48,176	1	--	48,177
Money market funds	30,550	--	--	30,550
Bank deposits	5,420	10	--	5,430
Municipal bonds	200	2	--	202
Total available-for-sale investments	308,439	323	(26)	308,736
Less amounts classified as cash equivalents	(44,074)	--	--	(44,074)
Short-term investments	$264,365	$323	$(26)	$264,662

Available-for-sale investments at March 28, 2010 were as follows:

(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government treasuries and agency securities	$145,074	$84	$(2)	$145,156
Corporate bonds	82,447	266	(35)	82,678
Corporate commercial paper	46,339	--	--	46,339
Money market funds	43,476	--	--	43,476
Bank deposits	3,685	--	--	3,685
Total available-for-sale investments	321,021	350	(37)	321,334
Less amounts classified as cash equivalents	(98,671)	--	--	(98,671)
Short-term investments	$222,350	$350	$(37)	$222,663

The amortized cost and estimated fair value of available-for-sale debt securities at September 26, 2010, by contractual maturity, were as follows:

(in thousands)	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$277,095	$277,260
Due in 1-2 years	27,938	28,030
Due in 2-5 years	3,406	3,446
Total investments in available-for-sale debt securities	$308,439	$308,736

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses as of September 26, 2010, aggregated by length of time that individual securities have been in a continuous loss position.

	Less than 12 months		12 months or Greater		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$26,838	$(25)	$--	$--	$26,838	$(25)
U.S. government treasuries and agency securities	20,734	(1)	--	--	20,734	(1)
Commercial paper	1,500	--	--	--	1,500	--
Total	$49,072	$(26)	$--	$--	$49,072	$(26)

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

Currently, a significant portion of its available-for-sale investments that the Company holds are all high grade instruments.  As of September 26, 2010, the unrealized losses on the Company’s available-for-sale investments represented an insignificant amount in relation to its total available-for-sale portfolio. Because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, the Company did not consider these investments to be other-than-temporarily impaired at September 26, 2010 and March 28, 2010.

Non-Marketable Equity Securities

The Company accounts for its equity investments in privately held companies under the cost method.  These investments are subject to periodic impairment review and measured and recorded at fair value when they are deemed to be other-than-temporarily impaired. In determining whether a decline in value of its investment has occurred and is other than temporary, an assessment was made by considering available evidence, including the general market conditions, the investee’s financial condition, near-term prospects, market comparables and subsequent rounds of financing.   The valuation also takes into account the investee’s capital structure, liquidation preferences for its capital and other economic variables. The valuation methodology for determining the decline in value of non-marketable equity securities is based on inputs that require management judgment. The aggregate carrying value of the Company’s non-marketable equity securities was approximately $5.0 million and $3.0 million, and was classified within other assets on the Company’s Condensed Consolidated Balance Sheets as of September 26, 2010 and March 28, 2010.  The Company did not recognize any impairment loss during the three and six months ended September 26, 2010 and September 27, 2009.

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

The Company may also utilize currency forward contracts to hedge currency exchange rate fluctuations related to certain short term foreign currency assets and liabilities. As of September 26, 2010 and March 28, 2010, the Company did not have any outstanding foreign currency contracts that were designated as hedges of forecasted cash flows or capital equipment purchases.  The Company does not enter into derivative financial instruments for speculative or trading purposes.

Gains and losses on these undesignated derivatives substantially offset gains and losses on the assets and liabilities being hedged and the net amount is included in interest income and other (expense), net in the Condensed Consolidated Statements of Operations. The Company did not have any outstanding foreign currency contracts that were designated as hedges of certain short term foreign currency assets and liabilities at the end of the second quarter of fiscal 2011.  An immaterial amount of net gains and losses were included in interest income and other, net during the first six months of fiscal 2011 and 2010.

Besides foreign exchange rate exposure, the Company’s cash and investment portfolios are subject to risks associated with fluctuations in interest rates.  While the Company’s policies allow for the use of derivative financial instruments to hedge the fair values of such investments, the Company has yet to enter into this type of hedging arrangement.

Note 9
Stock-Based Compensation

Compensation Expense

The following table summarizes stock-based compensation expense by line items appearing in the Company’s Condensed Consolidated Statements of Operations:

	Three months ended		Six months ended
(in thousands)	Sept. 26, 2010	Sept. 27, 2009	Sept. 26, 2010	Sept. 27, 2009
Cost of revenue	$381	$994	$890	$1,620
Research and development	2,458	2,930	5,149	5,675
Selling, general and administrative	1,147	(6)	2,655	883
Total stock-based compensation expense	$3,986	$3,918	$8,694	$8,178

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

Valuation Assumptions

Assumptions used in the Black-Scholes valuation model and resulting weighted average grant-date fair values were as follows:

	Three months ended		Six months ended
	Sept. 26, 2010	Sept. 27, 2009	Sept. 26, 2010	Sept. 27, 2009
Stock option plans:
Expected Term	4.58 years	4.67 years	4.58 years	4.67 years
Risk-free interest rate	1.36%	2.27%	2.00%	2.12%
Volatility	42.5%	42.3%	41.7%	45.8%
Dividend Yield	0.0%	0.0%	0.0%	0.0%
Weighted average grant-date fair value	$1.96	$2.44	$2.16	$2.15
ESPP:
Expected Term	0.25 years	0.25 years	0.25 years	0.25 years
Risk-free interest rate	0.2%	0.2%	0.2%	0.2%
Volatility	44.9%	62.5%	46.3%	62.5%
Dividend Yield	0.0%	0.0%	0.0%	0.0%
Weighted average fair value	$1.28	$1.65	$1.39	$1.65

Equity Incentive Programs

The Company currently issues awards under two equity-based plans in order to provide additional incentive and retention to directors and employees who are considered to be essential to the long-range success of the Company.  These plans are further described below.

2004 Equity Plan (2004 Plan)

In September 2004, the Company’s stockholders approved the 2004 Plan.  Under the 2004 Plan, 28,500,000 shares of common stock have been made available for issuance as stock options, restricted stock awards, stock appreciation rights, performance awards, restricted stock unit awards, and stock-based awards to employees, directors and consultants.  On July 21, 2010, the Board of Directors of the Company approved an amendment to the Company’s 2004 Plan to increase the number of shares of common stock reserved for issuance from 28,500,000 shares to 36,800,000 shares (an increase of 8,300,000 shares), provided, however, that the aggregate number of common shares available for issuance under the 2004 Plan is reduced by 1.74 shares for each common share delivered in settlement of any full value award, which are awards other than stock options and stock appreciation rights, that are granted under the 2004 Plan on or after September 23, 2010.  On September 23, 2010, the stockholders of the Company approved the proposed amendment described above, which also includes certain other changes to the 2004 Plan, including an extension of the term of the 2004 Plan.  The incremental of 8.3 million shares will be available for issuance upon registration with the SEC. The 2004 Plan allows for time-based and performance-based vesting for the awards.  Options granted by the Company under the 2004 Plan generally expire seven years from the date of grant and generally vest over a four-year period from the date of grant, with one-quarter of the shares of common stock vesting on the one-year anniversary of the grant date and the remaining shares vesting monthly for the 36 months thereafter.  The exercise price of the options granted by the Company under the 2004 Plan shall not be less than 100% of the fair market value for a common share subject to such option on the date the option is granted.  Full value awards made under the 2004 Plan shall become vested over a period of not less than three years (or, if vesting is performance-based, over a period of not less than one year) following the date such award is made; provided, however, that full value awards that result in the issuance of an aggregate of up to 5% of common stock available under the 2004 Plan may be granted to any one or more participants without respect to such minimum vesting provisions.  Restricted stock units available for grant by the Company under the 2004 Plan generally vest over a 48-month period from the grant date.  Prior to vesting, participants holding restricted stock units do not have shareholder rights.  Shares are issued on or as soon as administratively practicable following the vesting date of the restricted stock units and upon issuance, recordation and delivery, the participant will have all the rights of a shareholder of the Company with respect to voting such stock and receipt of dividends and distributions on such stock.  As of September 26, 2010, there were 7.0 million shares available for future grant under the 2004 Plan.

The following table summarizes the Company’s stock option activities for the six months ended September 26, 2010:

(in thousands, except per share data)	Shares	Weighted Average Exercise Price
Options outstanding as of March 28, 2010	22,290	$9.72
Granted	2,697	5.77
Exercised	(24)	4.47
Canceled, forfeited or expired	(5,386)	11.92
Options outstanding as of September 26, 2010	19,577	$8.57
Options exercisable at September 26, 2010	10,163	$10.92

The following table summarizes the Company’s restricted stock unit activities for the six months ended September 26, 2010:

(in thousands, except per share data)	Shares	Weighted Average Grant Date Fair Value
RSU’s outstanding as of March 28, 2010	1,874	$8.04
Granted	1,229	5.77
Released	(491)	9.17
Forfeited	(158)	7.60
Outstanding at September 26, 2010	2,454	$6.70

2009 ESPP

On June 18, 2009, the Board approved implementation of the 2009 Employee Stock Purchase Plan (“2009 ESPP”) and authorized the reservation and issuance of up to 9,000,000 shares of the Company’s common stock, subject to stockholder approval. On September 17, 2009, the Company’s stockholders approved the plan at the 2009 Annual Meeting of Stockholders.  The 2009 ESPP is intended to be implemented in successive quarterly purchase periods commencing on the first day of each fiscal quarter of the Company.  In order to maintain its qualified status under Section 423 of the Internal Revenue Code, the 2009 ESPP imposes certain restrictions, including the limitation that no employee is permitted to participate in the 2009 ESPP if the rights of such employee to purchase common stock of the Company under the 2009 ESPP and all similar purchase plans of the Company or its subsidiaries would accrue at a rate which exceeds $25,000 of the fair market value of such stock (determined at the time the right is granted) for each calendar year.  During the six months ended September 26, 2010, the Company issued 1.2 million shares of common stock with a weighted-average purchase price of $4.54 per share.

Note 10
Balance Sheet Detail

(in thousands)	Sept. 26, 2010	Mar. 28, 2010
Inventories
Raw materials	$5,126	$3,903
Work-in-process	29,513	28,715
Finished goods	18,412	18,058
Total inventories	$53,051	$50,676

Note 11
Deferred Income on Shipments to Distributors

Included in the caption “Deferred income on shipments to distributors” on the Condensed Consolidated Balance Sheets are amounts related to shipments to certain distributors for which revenue is not recognized until the Company’s product has been sold by the distributor to an end customer. The components at September 26, 2010 and March 28, 2010 were as follows:

(in thousands)	Sept. 26, 2010	Mar. 28, 2010
Gross deferred revenue	$22,633	$22,008
Gross deferred costs	3,554	3,247
Deferred income on shipments to distributors	$19,079	$18,761

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

Note 12
Goodwill and Other Intangible Assets

The changes in the carrying amounts of goodwill by segment for the three months ended September 26, 2010 were as follows:

(in thousands)	Communications	Computing and Consumer	Total
Balance as of March 28, 2010	$74,673	$28,401	$103,074
Additions (1)	--	946	946
Balance as of June 27, 2010	74,673	29,347	104,020
Additions	--	--	--
Balance as of September 26, 2010	$74,673	$29,347	$104,020
(1)	the IKOR acquisition.

Identified intangible asset balances are summarized as follows:

	September 26, 2010

(in thousands)	Gross assets	Accumulated amortization	Net assets
Identified intangible assets:
Existing technology	$247,625	$(203,627)	$43,998
Trademarks	3,421	(660)	2,761
Customer relationships	133,684	(123,231)	10,453
IPR&D	3,814	--	3,814
Total identified intangible assets	$388,544	$(327,518)	$61,026

	March 28, 2010
(in thousands)	Gross Assets	Accumulated Amortization	Net Assets
Identified intangible assets:
Existing technology	$258,336	$(212,554)	$45,782
Trademarks	12,271	(9,262)	3,009
Customer relationships	145,485	(132,848)	12,637
IPR&D	3,814	--	3,814
Total	$419,906	$(354,664)	$65,242

Amortization expense for identified intangibles is summarized below:

	Three months ended		Six months ended
(in thousands)	Sept. 26, 2010	Sept. 27, 2009	Sept. 26, 2010	Sept. 27, 2009
Existing technology	$3,535	$4,262	$7,007	$8,180
Trademarks	122	122	244	140
Customer relationships	1,320	1,723	2,632	3,004
Foundry & assembler relationships	--	1	--	3
Other	26	--	44	--
Total	$5,003	$6,108	$9,927	$11,327

Based on the identified intangible assets recorded at September 26, 2010, and assuming no subsequent additions to or impairment of the underlying assets, the remaining estimated amortization expense is expected to be as follows: (in thousands):

Fiscal year	Amount
Remainder of FY 2011	$9,952
2012	15,583
2013	10,687
2014	8,236
2015	5,572
Thereafter	7,182
Total	$57,212

Note 13
Comprehensive Income

The components of comprehensive income were as follows:

	Three months ended		Six months ended
(in thousands)	Sept. 26, 2010	Sept. 27, 2009	Sept. 26, 2010	Sept. 27, 2009
Net income	$20,224	$60,540	$30,637	$46,419
Currency translation adjustments	858	300	322	987
Change in net unrealized gain (loss) on investment	91	(2)	(17)	125
Comprehensive income	$21,173	$60,838	$30,942	$47,531

The components of accumulated other comprehensive income, net of tax, were as follows:

(in thousands)	Sept. 26, 2010	Mar.28, 2010
Cumulative translation adjustments	$1,055	$733
Unrealized gain on available-for-sale investments	296	313
Total accumulated other comprehensive income	$1,351	$1,046

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

The tables below provide information about these segments:

Revenues by segment

	Three months ended		Six months ended
(in thousands)	Sept. 26, 2010	Sept. 27, 2009	Sept. 26, 2010	Sept. 27, 2009
Communications	$76,719	$60,314	$147,384	$117,974
Computing and Consumer	90,188	79,190	177,796	137,484
Total	$166,907	$139,504	$325,180	$255,458

Income (loss) by segment

	Three months ended		Six months ended
(in thousands)	Sept. 26, 2010	Sept. 27, 2009	Sept. 26, 2010	Sept. 27, 2009
Communications	$35,338	$18,627	$63,643	$36,573
Computing and Consumer	(4,357)	(6,130)	(8,883)	(21,199)
Amortization of intangible assets	(5,003)	(6,108)	(9,927)	(11,327)
Acquisition related costs and other	(432)	(353)	(1,139)	(3,946)
Gain on divestiture of the NWD assets	--	82,747	--	82,747
Fair market value adjustment to acquired inventory sold	(117)	(7,634)	(379)	(7,634)
Restructuring and related costs	(160)	(14,036)	(1,657)	(15,535)
Fabrication product transfer costs	(1,383)	(322)	(2,212)	(322)
Compensation expense - deferred compensation plan	(616)	(1,112)	(489)	(2,001)
Asset impairments	183	--	276	(2,002)
Stock-based compensation expense	(3,986)	(3,918)	(8,694)	(8,178)
Interest income and other, net	1,177	1,188	1,441	2,594
Income before income taxes	$20,644	$62,949	$31,980	$49,770

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

The Company’s significant operations outside of the United States include manufacturing facility in Malaysia, design centers in the U.S., Canada and China, and sales subsidiaries in Japan, Asia Pacific and Europe. Revenues from unaffiliated customers by geographic area, based on the customers' shipment locations, were as follows:

(in thousands)	Three months ended		Six months ended
	Sept. 26, 2010	Sept. 27, 2009	Sept. 26, 2010	Sept. 27, 2009
Asia Pacific	$107,951	$94,419	$215,159	$169,711
Americas	24,878	23,785	48,062	46,382
Japan	19,049	12,118	33,124	21,604
Europe	15,029	9,182	28,835	17,761
Total consolidated revenues	$166,907	$139,504	$325,180	$255,458

The Company's property, plant and equipment are summarized below by geographic area:

in thousands)	Sept. 26, 2010	Mar. 28, 2010
United States	$52,664	$52,979
Canada	5,892	6,437
Malaysia	8,849	6,446
Singapore	--	1,233
All other countries	1,546	893
Total property, plant and equipment, net	$68,951	$67,988

On February 1, 2010, the Company announced a plan to discontinue manufacturing operations in our Singapore facility and consolidate with our manufacturing operations in Malaysia. As a result, in the first quarter of fiscal 2011, the Company completed the transfer of all property, plant and equipment located in Singapore to Malaysia.

Note 15
Commitments and Contingencies

Guarantees

As of September 26, 2010, the Company’s financial guarantees consisted of guarantees and standby letters of credit, which are primarily related to the Company’s electrical utilities in Malaysia, utilization of non-country nationals in Malaysia and Singapore, consumption tax in Japan and value-added tax obligations in Singapore and Holland, and a workers’ compensation plan in the United States. The maximum amount of potential future payments under these arrangements is approximately $2.4 million.

Indemnification

During the normal course of business, the Company makes certain indemnifications and commitments under which it may be required to make payments in relation to certain transactions.  In addition to indemnifications related to non-infringement of patents and intellectual property, other indemnifications include indemnification of the Company’s directors and officers in connection with legal proceedings, indemnification of various lessors in connection with facility leases for certain claims arising from such facility or lease, and indemnification of other parties to certain acquisition agreements. The duration of these indemnifications and commitments varies, and in certain cases, is indefinite. The Company believes that substantially all of its indemnities and commitments provide for limitations on the maximum potential future payments the Company could be obligated to make. However, the Company is unable to estimate the maximum amount of liability related to its indemnities and commitments because such liabilities are contingent upon the occurrence of events which are not reasonably determinable.  The Company believes that any liability for these indemnities and commitments would not be material to its accompanying condensed consolidated financial statements.

The Company maintains an accrual for obligations it incurs under its standard product warranty program and customer, part, or process specific matters. The Company’s standard warranty period is one year, however in certain instances the warranty period may be extended to as long as two years.  Management estimates the fair value of the Company’s warranty liability based on actual past warranty claims experience, its policies regarding customer warranty returns and other estimates about the timing and disposition of product returned under the standard program.  Customer, part, or process specific reserves are estimated using a specific identification method.  Historical profit and loss impact related to warranty returns activity has been minimal. The total accrual was $0.5 million and $0.4 million as of September 26, 2010 and March 28, 2010, respectively.

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

In April 2008, LSI Corporation and its wholly owned subsidiary Agere Systems Inc. (collectively “LSI”) instituted an action in the United States International Trade Commission (ITC or “Commission”), naming the Company and several other respondents.  The ITC action sought an exclusion order under section 337 of the Tariff Act to prevent importation into the U.S. of semiconductor integrated circuit devices and products made by methods alleged to infringe an LSI patent relating to tungsten metallization in semiconductor manufacturing. LSI also filed a companion case in the U.S. District Court for the Eastern District of Texas seeking an injunction and damages of an unspecified amount relating to such alleged infringement. Some of the defendants in the action have since settled the claims against them.    On March 22, 2010, the full ITC Commission issued its Notice of Decision indicating that it had found that the patent claims asserted by LSI were invalid and that there had been no violation of section 337 by the Company, and thereupon terminated its investigation.  On May 14, 2010, LSI filed a Notice of Appeal in the United States Court of Appeals for the Federal Circuit (“CAFC”) for review of the Final Determination of the Commission.  On July 13, 2010, the patent asserted by LSI in these actions expired.  A motion to dismiss the LSI appeal, based on the expiration of the asserted patent, was filed by defendants on July 27, 2010, and is currently under consideration by the CAFC.  The action in the U.S. District Court is stayed pending the outcome of the ITC action.

In December 2009, Ring Technology Enterprises of Texas, LLC (“Ring”) filed a complaint in the Eastern District of Texas against 30 defendants alleging infringement of a Ring patent related to memory access technology.  Ring filed another, separate complaint in the Eastern District of Texas in March of 2010 claiming infringement of the same patent by 43 additional defendants.  The Company was not named as a defendant in either complaint; however, a number of the defendants are purchasers of the Company’s Advanced Memory Buffer (“AMB”) products, which may be relevant to the claims made against defendants in the complaints by Ring.  Certain of these defendants have requested that the Company indemnify and provide a defense under the terms of purchase for the Company’s AMB products.  Based on a good-faith review of the claims by Ring, the Company initially agreed to provide a defense for some of these defendants.  The Company reserved the right to withdraw its defense if, during the course of litigation it is determined that the Company has no liability for indemnification based on the claims made by Ring.  On June 25, 2010, the Company entered into a Membership and License Agreement with RPX Corporation, a licensee of the patent asserted by Ring.  Under the agreement, RPX has granted the Company a sublicense under the Ring Patent covering Company products and services.  The Company has notified defendants that are IDT AMB customers of this development, and has withdrawn from providing a further defense in this litigation.

Note 16
Restructuring

The following table shows the provision of the restructuring charges and the liability remaining as of September 26, 2010:

(in thousands)	Cost of Goods Sold	Operating Expenses	Total
Balance as of March 28, 2010	$7,064	$2,367	$9,431
Provision	737	398	1,135
Cash payments	(1,151)	(1,102)	(2,253)
Balance as of June 27, 2010	$6,650	$1,663	$8,313
Provision	15	44	59
Cash payments	(969)	(718)	(1,687)
Balance as of September 26, 2010	$5,696	$989	$6,685

As part of an effort to streamline operations with changing market conditions and to create a more efficient organization, the Company has undertaken restructuring actions, to reduce its workforce and consolidate facilities.  The Company’s restructuring expenses have been comprised primarily of: (i) severance and termination benefit costs related to the reduction of its workforce; and (ii) lease termination costs and costs associated with permanently vacating certain facilities.

In the first quarter of fiscal 2011, the Company initiated a restructuring action intended to further adjust its skills mix to new strategic and product opportunities. The restructuring action included a reduction in headcount in its multiple divisions. As a result, the Company recorded restructuring expenses of $0.5 million for severance payments, payments under federal, state and province notice statutes and retention and other benefits associated with this restructuring action. The Company completed this restructuring action in the second quarter of fiscal 2011.

In connection with the discontinuing manufacturing operations at our Singapore facility in the fourth quarter of fiscal 2010, the Company exited its leased facility in Singapore in the first quarter of fiscal 2011. As a result, the Company recorded lease impairment charges of approximately $0.8 million in the first six months of fiscal 2011, which represented the future rental payments under the agreements, reduced by an estimate of sublease incomes, and discounted to present value using an interest rate applicable to us. These charges were recorded as cost of goods sold.  Since the initial restructuring, the Company has made lease payments of $0.1 million.  As of September 26, 2010, the remaining accrued lease liabilities were $0.7 million. The Company expects to pay off the facility lease charges through the third quarter of fiscal 2013.

In the fourth quarter of fiscal 2010, the Company initiated restructuring actions designed to improve operational efficiency.  These actions included discontinuing manufacturing operations at our Singapore facility and a reduction in headcount in its Enterprise Computing division.  In connection with those actions, the Company recorded a charge of $2.6 million primarily representing severance, retention and other benefits related to the terminated employees.  The Company completed these restructuring actions in the second quarter of fiscal 2011.

In connection with the divestitures in the third quarter of fiscal 2010, the Company exited certain leased facilities. As a result, the Company recorded lease impairment charges of approximately $0.9 million, which represented the future rental payments under the agreements, reduced by an estimate of sublease incomes, and discounted to present value using an interest rate applicable to us. These charges were recorded as SG&A.  Since the initial restructuring, the Company has made lease payments of $0.5 million related to the vacated facilities.  As of September 26, 2010, the remaining accrued lease liabilities were $0.4 million. The Company expects to pay off the facility lease charges through the first quarter of fiscal 2013.

During the second quarter of fiscal 2010, the Company initiated a restructuring action following its acquisition of Tundra and an assessment of ongoing personnel needs in light of the acquisition. The restructuring action included a reduction of approximately 133 positions worldwide.  In addition, the Company also impaired some facilities due to vacating certain locations. In addition, the Company impaired some facilities due to vacating certain locations. As a result, the Company recorded restructuring expenses of $8.3 million for lease impairment charges, severance payments, payments under federal, state and province notice statutes and retention and other benefits associated with this restructuring action, of which $8.1 million was related to severance, retention and other benefits to the terminated employees and $0.2 million was for facilities impairment charges, which was recorded as SG&A expense.  The Company completed this restructuring action in the second quarter of fiscal 2011. In addition, in connection with its plan to transition the manufacture of products to TSMC, the Company’s management approved a plan to exit wafer production operations at its Oregon fabrication facility.  As a result, the Company accrued restructuring expenses of $4.8 million for severance payments and other benefits associated with this restructuring action in fiscal 2010. The Company expects to complete this restructuring action in the second quarter of fiscal 2012.

During the second quarter of fiscal 2006, the Company completed the consolidation of its Northern California workforce into its San Jose headquarters and exited a leased facility in Salinas, California. The Company recorded lease impairment charges of approximately $2.1 million, of which $0.6 million was recorded as cost of revenues, $0.9 million was recorded as R&D expense and $0.6 million was recorded as SG&A expense of $0.7 million. Since the initial restructuring, the Company has made lease payments of $1.3 million related to the vacated facility in Salinas.  As of September 26, 2010, the remaining accrued lease liabilities were $0.8 million.

Note 17
Income Taxes

The Company recorded an income tax provision of approximately $0.4 million in the second quarter of fiscal 2011, a decrease of $2.0 million compared to $2.4 million recorded in the second quarter of fiscal 2010.   The provision for income taxes in the second quarter of fiscal 2011 was attributable to estimated U.S. and state taxes and foreign income taxes. The provision for income taxes in the second quarter of fiscal 2010 was attributable to the discrete income tax provision of $2.5 million for the sale of the NWD assets, estimated U.S. Federal and state taxes and estimated foreign income taxes.

As of September 26, 2010, the Company was subject to examination in the U.S. federal tax jurisdiction for the fiscal years beginning with 2004. In February 2009, the Internal Revenue Service (IRS) commenced a tax audit for fiscal years beginning 2006 through 2008.  Currently, the Company believes that it is reasonably possible that the IRS audit and the audits in foreign jurisdictions may be resolved within the next twelve months or there will be an expiration of the statute of limitations. Although we believe our tax estimates are reasonable, the ultimate tax outcome may differ from the tax amounts recorded in our consolidated financial statements and may affect our income tax provision, net income, or cash flows in the period or periods for which such determination and settlement is made.  The Company is unable to make a reasonable estimate as to when cash settlements, if any, with the relevant taxing authorities will occur.

 As of September 26, 2010 and March 28, 2010, the Company was subject to examination in various state and foreign jurisdictions for tax years 2004 forward, none of which were individually material.

Note 18
Share Repurchase Program

On January 18, 2007, the Company’s Board of Directors initiated a $200 million share repurchase program. During fiscal 2008, the Company’s Board of Directors approved a $200 million expansion of the share repurchase program to a total $400 million.  In fiscal 2008 and 2007, the Company repurchased approximately 28.9 million and 1.6 million shares at an average price of $11.60 per share and $15.95 per share for a total purchase price of $334.8 million and $25.0 million, respectively.  On April 30, 2008, the Company’s Board of Directors approved an additional $100 million expansion of the share repurchase program to a total $500 million.  In fiscal 2010 and 2009, the Company repurchased approximately 4.2 million and 8.4 million shares at an average price of $5.83 per share and $7.46 per share for a total purchase price of $24.3 million and $62.3 million. During the first quarter of fiscal 2011, the Company repurchased approximately 4.2 million shares at an average price of $5.78 per share for a total purchase price of $24.2 million. On July 21, 2010, the Company’s Board of Directors approved a new share repurchase plan to repurchase up to $225 million of its common stock.  During the second quarter of fiscal 2011, the Company repurchased approximately 5.8 million shares at an average price of $5.45 per share for a total purchase price of $31.4 million, of which $5.8 million was under the old plan and $25.6 million was under the new plan.  The old share repurchase program was canceled upon the approval of new share repurchase program.  As of September 26, 2010, approximately $199.4 million was available for future purchase under the new share repurchase program.  Share repurchases were recorded as treasury stock and resulted in a reduction of stockholders’ equity.

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

This discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and accompanying Notes included in this report and the Audited Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended March 28, 2010 filed with the SEC. Operating results for the three months and six months ended September 26, 2010 are not necessarily indicative of operating results for an entire fiscal year.

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

Revenues

	Three months ended		Six months ended
(in thousands)	Sept. 26, 2010	Sept. 27, 2009	Sept. 26, 2010	Sept. 27, 2009
Communications	$76,719	$60,314	$147,384	$117,974
Computing and Consumer	90,188	79,190	177,796	137,484
Total	$166,907	$139,504	$325,180	$255,458

Communications Segment

Revenues in our Communications segment increased $16.4 million, or 27% in the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010 reflected the improvement in overall economic conditions and the ramp up of new products.  Revenues from our communication timing and telecom products increased 43% due to increased demand for our timing products in the communications markets.  Revenues from our SRAM, multi-port, FIFO, and digital logic products increased 30% due to the strength in the communication integrated circuit market and the Tundra acquisition in the second quarter of fiscal 2010.  The Tundra acquisition also contributed to the revenue growth in our flow control management products, as sales of our Rapid I/O switching solutions products continued to ramp.  Partially offsetting these increases was a decrease in sales of our networking search engine products and military products as a result of our divestiture of the networking (NWD) assets and military (MNC) business in the second quarter and third quarter of fiscal 2010, respectively.

Computing and Consumer Segment

Revenues in our Computing and Consumer segment increased $11.0 million, or 14% in the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010 due to the increased demand for our consumer products and the improvement in overall economic conditions. Revenues within our analog group increased 7% as a result of increased end customer demand for systems using our personal computing and consumer products and the IKOR acquisition in the first quarter of fiscal 2011.  Revenues within our Enterprise Computing division increased 10% primary due to the continued growth in our data double rate 3 (DDR3) and PCI Express products and the Tundra acquisition.  The growth in our video and display business was driven by the ramp up of new products.

Revenues (first six months of fiscal 2011 compared to first six months of fiscal 2010). Our year-to-date revenues through the second quarter of fiscal 2011 were $325.2 million, an increase of $69.7million, or 27% when compared to the same period one year ago. The increase in revenues was primarily attributable to the factors discussed above,

Revenues in APAC, North America, Japan and Europe accounted for 65%, 11%, 15% and 9%, respectively, of our consolidated revenues in the second quarter of fiscal 2011 compared to 68%, 17%, 9% and 6%, respectively, in the second quarter of fiscal 2010.  The Asia Pacific region continues to be our strongest region, as many of our largest customers utilize manufacturers in that region.

Included in the Balance Sheet caption “Deferred income on shipments to distributors” are amounts related to shipments to certain distributors for which revenue is not recognized until our product has been sold by the distributor to an end customer. The components as of September 26, 2010 and March 28, 2010 are as follows:

(in thousands)	Sept. 26, 2010	Mar. 28, 2010
Gross deferred revenue	$22,633	$22,008
Gross deferred costs	3,554	3,247
Deferred income on shipments to distributors	$19,079	$18,761

The gross deferred revenue represents the gross value of shipments to distributors at the list price billed to the distributor less any price protection credits provided to them in connection with reductions in list price while the products remain in their inventory.  Based on our history, the amount ultimately recognized as revenue will be lower than this amount as a result of ship from stock pricing credits, which are issued in connection with the sell through of the product to an end customer.  As the amount of price adjustments subsequent to shipment is dependent on the overall market conditions, the levels of these adjustments can fluctuate significantly from period to period. Historically, this amount has represented an average of approximately 25% of the list price billed to the customer.  As these credits are issued, there is no impact to working capital as this reduces both accounts receivable and deferred revenue.  The gross deferred costs represent the standard costs (which approximate actual costs) of products we sell to the distributors.  The deferred income on shipments to distributors increased $0.3 million or 2% for the second quarter of fiscal 2011 compared to the fourth quarter of fiscal 2010.  The increase was primarily attributable to the increased shipments to distributors.

Gross Profit

(in thousands)	Three months ended		Six months ended
	Sept. 26, 2010	Sept. 27, 2009	Sept. 26, 2010	Sept. 27, 2009
Gross profit	$90,294	$51,131	$172,460	$98,296
Gross margin	54%	37%	53%	38%

Gross profit (the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010). Gross profit for the second quarter of fiscal 2011 was $90.3 million, an increase of $39.2 million, or 77% compared to the second quarter of fiscal 2010.  The increase in gross profit was primarily driven by higher revenue.  Our gross margin percentage was positively impacted by a favorable shift in the mix of products sold, a higher utilization of our fabrication facility and manufacturing cost reduction initiatives. The utilization of our manufacturing capacity in Oregon increased from approximately 77% of equipped capacity in the second quarter of fiscal 2010 to 100% of equipped capacity in the second quarter of fiscal 2011.  In addition, gross margin in the second quarter of fiscal 2011 was positively impacted by cost savings from the closure of our test facility in Singapore and consolidated with our manufacturing operations in Malaysia.  In the second quarter of fiscal 2011, severance and benefit costs decreased $4.9 million primarily due to a reduction in force associated with our acquisition of Tundra and the restructuring action in our Oregon fabrication facility in the second quarter of fiscal 2010.  Partially offsetting these decreases was an increase of $0.6 million in variable compensation expense.

Gross Profit (first six months of fiscal 2011 compared to the first six months of fiscal 2010). Our year to date gross profit through the second quarter of fiscal 2011 was $172.5 million, an increase of $74.2 million, or 75% compared to the same period one year ago. The increase in gross profit was primarily attributable to the factors discussed above, including higher utilization of our fabrication facility, a favorable shift in the mix of products sold and cost savings from the consolidation of our manufacturing operations in Malaysia. In addition, our gross profit for the first six months of fiscal 2010 was negatively impacted by an impairment charge related to a note receivable for the assets we sold to our subcontractor in fiscal 2007 and restructuring actions, whereas we had no such charges in the first six months of fiscal 2011.  Our gross margin in the first six months of fiscal 2011 benefited from a $1.2 million decrease in intangible asset amortization as the majority intangible assets from the ICS acquisition were fully amortized. Partially offsetting these decreases was $1.1 million increase in variable compensation expense and $1.2 million decrease in the benefit to gross profit from the sale of inventory previously written down.

Operating Expenses

The following table shows our operating expenses:

	Three months ended				Six months ended
	Sept. 26, 2010	% of Net Revenues	Sept. 27, 2009	% of Net Revenues	Sept. 26, 2010	% of Net Revenues	Sept. 27, 2009	% of Net Revenues
Research and Development	$43,986	26%	$41,455	30%	$87,722	27%	$77,770	30%
Selling, General and Administrative	$26,841	16%	$30,662	22%	$54,199	17%	$56,097	22%

Research and Development (“R&D”)

R&D (the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010). R&D expenses increased $2.5 million, or 6%, to $44.0 million in the second quarter of fiscal 2011 compared to the second quarter fiscal 2010 primarily due to $2.8 million increase in variable compensation expense and $0.9 million increase in other performance bonus expense associated with the acquisitions.  Equipment expenses, product development and other outside services increased $0.4 million, $0.3 million and $0.2 million, respectively, as we increased development efforts to bring products to market to meet customer requirements. Partially offsetting these increases were a $1.4 million decrease in severance and retention expense and $0.5 million decrease in stock based compensation expense.

R&D (the first six months of fiscal 2011 compared to the first six months of fiscal 2010). Our year to date R&D expenses through the second quarter of fiscal 2011 were $87.7 million, an increase of $10.0 million, or 13% compared to the same period one year ago. The increase was primarily attributable to a $4.8 million increase in variable compensation expense.  The salary and related costs and other performance bonus expense increased $2.7 million and $1.9 million as a result of acquisitions.  Equipment expenses and other outside services increased $2.3 million and $1.5 million, respectively. Partially offsetting these increases were a $1.2 million decrease in severance and retention expense, $0.8 million decrease in gain in the participant portfolio of the executive deferred compensation plan and $0.5 million decrease in stock based compensation expense.

Selling, general and administrative (“SG&A”)

SG&A (the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010). SG&A expenses decreased $3.8 million, or 13%, to $26.8 million in the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010 due to $5.3 million decrease in severance and retention expense as a result of the restructuring action associated with the Tundra acquisition in the second quarter of fiscal 2010, while we had no such action in the second quarter of fiscal 2011.  The salary and related costs decreased $1.0 million due to the lower headcounts in the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010. In addition, intangible assets amortization expense decreased $0.4 million as the majority of intangible assets acquired from the ICS acquisition were fully amortized.  Partially offsetting these decreases were a $1.1 million increase in variable compensation expense.  The stock based compensation expense increased $1.2 million.  Other increases in SG&A expense included a $0.4 million increase in travel and entertainment costs and $0.3 million in sales conference and trade shows.

SG&A (the first six months of fiscal 2011 compared to the first six months of fiscal 2010). Our year to date SG&A expenses through the second quarter of fiscal 2011 were $54.2 million, a decrease of $1.9 million, or 3% compared to the same period one year ago. The decrease was primarily attributable to a $5.9 million decrease in severance and retention expense.  The gain in the participant portfolio of the executive deferred compensation plan decreased $0.6 million. In addition, outside service expense decreased $2.3 million primarily related to reductions in legal, tax, accounting and outside consulting services.   Partially offsetting these decreases were a $2.0 million increase in variable compensation expense, a $1.8 million increase in stock based compensation expense, a $0.8 million increase in travel and entertainment costs and $0.3 million increase in sales conference and trade shows.  In addition, sales commission expense increased $0.4 million due to revenue increase.

Restructuring

As part of an effort to streamline operations with changing market conditions and to create a more efficient organization, we have undertaken restructuring actions through September 26, 2010, to reduce our workforce and consolidate facilities.  Our restructuring expenses have been comprised primarily of: (i) severance and termination benefit costs related to the reduction of our workforce; and (ii) lease termination costs and costs associated with permanently vacating certain facilities.

In the first quarter of fiscal 2011, we initiated a restructuring action intended to further adjust our skills mix to new strategic and product opportunities. The restructuring action included a reduction in headcount in our multiple divisions. As a result, we recorded restructuring expenses of $0.5 million for severance payments, payments under federal, state and province notice statutes and retention and other benefits associated with this restructuring action in the first quarter of fiscal 2011. We completed this restructuring action in the second quarter of fiscal 2011.

In connection with discontinuing manufacturing operations at our Singapore facility in the fourth quarter of fiscal 2010, we exited our leased facility in Singapore in the first quarter of fiscal 2011. As a result, the Company recorded lease impairment charges of approximately $0.8 million in the first six months of fiscal 2011, which represented the future rental payments under the lease agreements, reduced by an estimate of sublease incomes, and discounted to present value using an interest rate applicable to us. These charges were recorded as cost of goods sold.  Since the initial restructuring, we have made lease payments of $0.1 million.  As of September 26, 2010, the remaining accrued lease liabilities were $0.7 million. We expect to pay the facility lease charges through the third quarter of fiscal 2013.

In the fourth quarter of fiscal 2010, we initiated restructuring actions designed to improve operational efficiency.  These actions included discontinuing manufacturing operations at our Singapore facility and a reduction in headcount in our Enterprise Computing division.  In connection with those actions, we recorded a charge of $2.6 million primarily representing severance, retention and other benefits related to the terminated employees in the fourth quarter of fiscal 2010 and the first six months of fiscal 2011.  We completed this restructuring action in the second quarter of fiscal 2011.

In connection with the divestitures in the third quarter of fiscal 2010, we exited certain leased facilities. As a result, we recorded lease impairment charges of approximately $0.9 million, which represented the future rental payments under the agreements, reduced by an estimate of sublease incomes, and discounted to present value using an interest rate applicable to us. These charges were recorded as SG&A.  Since the initial restructuring, we have made lease payments of $0.5 million related to the vacated facilities.  As of September 26, 2010, the remaining accrued lease liabilities were $0.4 million. We expect to pay off the facility lease charges through the first quarter of fiscal 2013.

During the second quarter of fiscal 2010, we initiated a restructuring action following our acquisition of Tundra and an assessment of ongoing personnel needs in light of the acquisition. The restructuring action included a reduction of approximately 133 positions worldwide.  In addition, we impaired some facilities due to vacating certain locations. As a result, we recorded restructuring expenses of $8.3 million for lease impairment charges, severance payments, payments under federal, state and province notice statutes and retention and other benefits associated with this restructuring action, of which $8.1 million was related to severance, retention and other benefits to the terminated employees and $0.2 million was for facilities impairment charges, which was recorded as SG&A expense.  We completed this restructuring action in the second quarter of fiscal 2011.

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

During the second quarter of fiscal 2006, we completed the consolidation of our Northern California workforce into our San Jose headquarters and exited a leased facility in Salinas, California. We recorded lease impairment charges of approximately $2.1 million, of which $0.6 million was recorded as cost of revenues, $0.9 million was recorded as R&D expense and $0.6 million was recorded as SG&A expense. Since the initial restructuring, we have made lease payments of $1.3 million related to the vacated facility in Salinas.  As of September 26, 2010, the remaining accrued lease liabilities were $0.8 million.

Interest Income and Other, Net

The components of interest income and other, net are summarized as follows:

(in thousands)	Three months ended		Six months ended
	Sept. 26, 2010	Sept. 27, 2009	Sept. 26, 2010	Sept. 27, 2009
Interest income	$312	$480	$561	$1,024
Other income, net	865	708	880	1,570
Interest income and other, net	$1,177	$1,188	$1,441	$2,594

Interest income decreased $0.2 million in the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010, primarily attributable to lower interest rates.  Other income, net increased $0.2 million in the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010.  The increase was primarily attributable to a $0.4 million miscellaneous gain recorded in the second quarter of fiscal 2011.  In addition, we recorded $0.1 million gain on sale of our fixed assets in the second quarter of fiscal 2011, whereas in the second quarter of fiscal 2010, we recorded a loss of $0.2 million. Partially offsetting this increase was a $0.5 million decrease in gain on our investment portfolio of marketable equity securities related to our deferred compensation arrangements in the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010.

Interest income decreased $0.5 million in the first six months of fiscal 2011 compared to the first six months of fiscal 2010.  The decrease is primarily attributable to less favorable interest rates.  Other income, net decreased $0.7 million in the first six months of fiscal 2011 as compared to the first six months of fiscal 2011.  The decrease was primarily attributable to a $1.5 million decrease in gain on our investment portfolio of marketable equity securities related to our deferred compensation arrangements in the first six month of fiscal 2011 compared to the first six months of fiscal 2010.  Partially offsetting this decrease was a $0.4 million miscellaneous gain in the first six months of fiscal 2011 and $0.1 million gain on sale of our fixed assets in the first six months of fiscal 2011, whereas we recorded a $0.1 million loss in the first six months of fiscal 2010.

Provision for Income Taxes

We recorded an income tax provision of $0.4 million in the second quarter of fiscal 2011, a decrease of $2.0 million, or 83% compared to the second quarter of fiscal 2010. The income tax provision in the second quarter of fiscal 2011 was attributable to estimated U.S. and state taxes and foreign income taxes. The income tax provision in the second quarter of fiscal 2010 was attributable to the discrete income tax provision of $2.5 million for the sale of the NWD assets, estimated U.S. Federal and state taxes and estimated foreign income taxes.

As of September 26, 2010, we continued to maintain a valuation allowance against our net U.S. deferred tax asset, as we could not conclude that it is more likely than not that we will be able to realize our U.S. deferred tax assets in the foreseeable future. We will continue to evaluate the release of the valuation allowance on a quarterly basis.

As of September 26, 2010, we were subject to examination in the U.S. federal tax jurisdiction for the fiscal years beginning with 2004. In February 2009, the IRS commenced a tax audit for fiscal years beginning 2006 through 2008.  Although the final outcome is uncertain, based on currently available information, we believe that the ultimate outcome will not have a material adverse effect on our financial position, cash flows or results of operations.

Liquidity and Capital Resources

Our cash and available for sale investments were $339.1 million at September 26, 2010, a decrease of $4.1 million compared to March 28, 2010.  The decrease was primarily attributable to the repurchase of approximately $55.5 million of common stock, net cash payments of $8.0 million relating to the acquisition of IKOR including $1.8 million held in escrow and $9.5 million used to purchase capital equipment, partially offset by $66.7 million cash from operations in the first six months of fiscal 2011.  We had no outstanding debt at September 26, 2010 and March 28, 2010.

Cash equivalents are highly liquid investments with original maturities of three months or less at the time of purchase. We maintain the cash and cash equivalents with reputable major financial institutions. Deposits with these banks may exceed the Federal Deposit Insurance Corporation (FDIC) insurance limits or similar limits in foreign jurisdictions. These deposits typically may be redeemed upon demand and, therefore, bear minimal risk. In addition, a significant portion of cash equivalents is concentrated in money market funds which are invested in U.S. government treasuries only. While we monitor daily the cash balances in our operating accounts and adjust the balances as appropriate, these balances could be impacted if one or more of the financial institutions with which we deposit fails or is subject to other adverse conditions in the financial markets. As of September 26, 2010, we have not experienced any loss or lack of access to our invested cash or cash equivalents in our operating accounts.  However, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets. See Part II, Item 1A-“Risk Factors: Global Market and Economic Conditions, including those related to the credit markets, may adversely affect our business and results of operations.”

In addition, as much of our revenues are generated outside the U.S., a significant portion of our cash and investment portfolio accumulates offshore. At September 26, 2010, we had cash, cash equivalents and investments of approximately $249.1 million invested overseas in accounts belonging to various IDT foreign operating entities. While these amounts are primarily invested in U.S. dollars, a portion is held in foreign currencies, and all offshore balances are exposed to local political, banking, currency control and other risks. In addition, these amounts may be subject to tax and other transfer restrictions.

All of our available-for-sale investments are subject to a periodic impairment review. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. This determination requires significant judgment. For publicly traded investments, impairment is determined based upon the specific facts and circumstances present at the time, including a review of the closing price over the length of time, general market conditions and our intent and ability to hold the investment for a period of time sufficient to allow for recovery. Although we believe the portfolio continues to be comprised of sound investments due to high credit ratings and government guarantees of the underlying investments, a further decline in the capital and financial markets would adversely impact the market values of its investments and their liquidity. We continually monitor the credit risk in our portfolio and future developments in the credit markets and make appropriate changes to our investment policy as deemed necessary. We did not record any other-than-temporary impairment charges related to our short-term investments in the first six months of fiscal 2011 and fiscal 2010.

We recorded a net income of $30.6 million in the first six months of fiscal 2011 compared to a net income of $46.4 million in the first six months of fiscal 2010.  Net cash provided by operating activities increased $36.7 million to $66.7 million for the first six months of fiscal 2011compared to $30.0 million for the first six months of fiscal 2010.  A summary of the non-cash items included in net income that changed significantly year over year are as follows:

•	We recorded an $82.7 million gain in connection with the sale of our NWD assets in the first six months of fiscal 2010. We recorded no such gain in the first six months of fiscal 2011.

•	Depreciation expense was $9.1 million in the first six months of fiscal 2011 compared to $12.0 million in the first six months of fiscal 2010. The decrease was primarily attributable to a large

•	portion of our manufacturing equipment being fully depreciated and our continuous efforts to control capital asset purchases.

•
Amortization of intangible assets was $9.9 million in the first six months of fiscal 2011 compared to $11.3 million in the same period one year ago.  The decrease was due to a large portion of intangible assets related to the ICS acquisition being fully amortized.

•
In the first six months of fiscal 2010, we recorded a $2.0 million impairment charge related to a note receivable from one of our subcontractors in connection with the sale of equipment in fiscal 2007.  We did not record such charges in the first six months of fiscal 2011.

Net cash provided by working capital related items decreased $24.4 million, from a net $32.7 million provided by cash in the first six months of fiscal 2010 to a net $8.3 million cash provided in the first six months of fiscal 2011. A summary of significant working capital items used relatively more cash in the first six months of fiscal 2011 included:

•
An increase in accounts receivable of $4.5 million in the first six months of fiscal 2011 compared to an increase of $3.7 million in the first six months of fiscal 2010.  The increases in both periods were primarily attributable to the increased revenue and the timing of shipments.

•
An increase in inventory of $1.4 million in the first six months of fiscal 2011 compared to a decrease of $17.5 million in the first six months of fiscal 2010.  The changes in both periods were primarily attributable to our efforts to align our inventory levels to meet current demand.

•
A decrease in accounts payable of $1.0 million in the first six months of fiscal 2011 compared to an increase of $8.1 million in the first six months of fiscal 2010.  The decrease in the first six months of fiscal 2011 was primarily attributable to the timing of payments.  The increase in the first six months of fiscal 2010 was primarily attributable to the increase in the volume of foundry and subcontractor activity and timing of payments.

•
A decrease in other accrued liabilities and long-term liabilities of $3.1 million in the first six months of fiscal 2011 compared to an increase of $7.4 million in the first six months of fiscal 2010.  The decrease in the first six months of fiscal 2011 was primarily attributable to a decrease in accruals related to our restructuring actions, decreases in supplier obligations and miscellaneous bonus payable due to payments made in the first six months of fiscal 2011.  The increase in the first six months of fiscal 2010 was primarily attributable to the increase in accruals related to our restructuring actions, an accrual for the fair value of the supply agreement signed in connection with divestiture of our NWD assets and an increase in the fair value of our executive deferred compensation plan due to stock market performance improvement in the first six months of fiscal 2010.

•
An increase in income taxes payable of $0.9 million in the first six months of fiscal 2011 compared to an increase of $3.6 million in the first six months of fiscal 2010.  The increase in the first six months of fiscal 2011 was primarily attributable to the increase in tax provision.  The increase is first six months of fiscal 2010 was attributable to the discrete income tax provision of $2.5 million related to the sale of the NWD assets.

The factors listed above were partially offset by other working capital items that used relatively more cash in the first six months of fiscal 2011:

•
A decrease in prepayments and other assets of $7.0 million in the first six months of fiscal 2011 compared to a decrease of $3.1 million in the first six months of fiscal 2010. The decrease in the first six months of fiscal 2011 was primarily attributable to the normal recurring prepaid

•
amortization, partially offset by additional software maintenance and license agreements signed and paid during the quarter.  The decrease in the first six months of fiscal 2010 was primarily attributable to $1.1 million reduction in the receivable from one of our foundries related to defective products, a $0.3 million VAT refund from a foreign government and normal recurring prepaid amortization, partially offset by additional software maintenance agreements signed and paid during the quarter.

•
An increase in accrued compensation of $10.0 million in the first six months of fiscal 2011 compared to a decrease of $1.2 million in the first six months of fiscal 2010.  The increase in accrued compensation in the first six months of fiscal 2011was primarily attributable to an accrual related to variable compensation expense as we implemented our new annual incentive plan in the beginning of the first quarter of fiscal 2011 and an increase in other employee bonus accrual as a result of our acquisitions.  The decrease in accrued compensation in the first six months of fiscal 2010 was due to the suspension of our old performance bonus program as a result of our cost control efforts.

•
An increase in deferred income on shipments to distributors of $0.3 million in the first six months of fiscal 2011 compared to a decrease of $1.9 million in the first six months of fiscal 2010.  The increase in deferred income on shipments to distributors in the first six months of fiscal 2011 was attributable to the increased shipments to distributors.  The decrease in deferred income on shipments to distributors in the first six months of 2010 was attributable to our distributors adjusting their inventory levels in light of challenges in the end markets.

Net cash used by investing activities was $63.0 million in the first six months of fiscal 2011, compared to net cash provided by investing activities of $7.1 million in the first six months of fiscal 2010.  In the first six months of fiscal 2011, net cash used to purchase short-term investments and non-marketable securities were $249.4 million, partially offset by cash proceeds from sale and maturity of short-term investments of $190.6 million.  In addition, in the first six months of fiscal 2011, we paid approximately $8.0 million for the IKOR acquisition including $1.8 million held in escrow for contingent consideration and used $9.5 million to purchase capital equipment.  In the first six months of fiscal 2010, net cash proceeds from the divestiture of NWD assets was $100.0 million and sale and maturity of short-term investments were $122.8 million, partially offset by cash used to purchase short-term investments of $145.0 million. In addition, we paid approximately $58.2 million and $6.0 million, net of cash acquired, in conjunction with the acquisitions of Tundra and Leadis. We used $6.3 million to purchase capital equipment.

Net cash used by financing activities was $50.1 million in the first six months of fiscal 2011, compared to net cash provided for financing activities of $2.2 million in the first six months of fiscal 2010, primarily due to the absence of repurchases of common stock during the first six months of fiscal 2010.  In the first six months of fiscal 2011, we repurchased approximately $55.5 million of common stock, partially offset by proceeds of approximately $5.4 million from the exercise of employee stock options and the issuance of stock under our employee stock purchase plan.  In the first six months of fiscal 2010, we received approximately $2.2 million from the exercise of employee stock options and issuance of stock under our employee stock purchase plan.

We anticipate capital expenditures of approximately $23 million during fiscal 2011 to be financed through cash generated from operations and existing cash and investments.  This estimate includes $9.5 million in capital expenditures in the first six months of fiscal 2011.

We believe that existing cash and investment balances, together with cash flows from operations, will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months.

Off-balance Sheet Arrangements

As of September 26, 2010, we did not have any off-balance sheet arrangements, as defined under SEC Regulation S-K Item 303(a)(4)(ii).

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated condensed financial statements, see “Note 3 Recent Accounting Pronouncements” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our interest rate risk relates primarily to our short-term investments of $264.7 million as of September 26, 2010. By policy, we limit our exposure to long-term investments and mitigate the credit risk through diversification and adherence to a policy requiring the purchase of highly rated securities. As of September 26, 2010, the Company’s cash, cash equivalents and investment portfolio was concentrated in securities with same day liquidity and at the end of fiscal 2010, a substantial majority of securities in our investment portfolio had maturities of less than two years. Although a hypothetical 10% change in interest rates could have a material effect on the value of our investment portfolio at a given time, we normally hold these investments until maturity, which results in no realized impact on results of operations or cash flows.  We do not currently use derivative financial instruments in our investment portfolio.

At September 26, 2010, we had no outstanding debt.

We are exposed to foreign currency exchange rate risk as a result of international sales, assets and liabilities of foreign subsidiaries, local operating expenses of our foreign entities and capital purchases denominated in foreign currencies.  We may use derivative financial instruments to help manage our foreign currency exchange exposures.  We do not enter into derivatives for speculative or trading purposes. We performed a sensitivity analysis as of September 26, 2010 and determined that, without hedging the exposure, a 10% change in the value of the U.S. dollar would result in an approximate 0.3% impact on gross profit margin percentage, as we operate manufacturing facilities in Malaysia and Singapore, and an approximate 0.8% impact to operating expenses (as a percentage of revenue) as we operate sales offices in Japan and throughout Europe and design centers in the U.S., China and Canada.  At September 26, 2010 we did not have any outstanding foreign exchange contract.

We did not have any currency exposure related to any outstanding capital purchases as of September 26, 2010.

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

At September 26, 2010, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief
Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level.  There have been no changes in our internal controls over financial reporting during the Company’s most recent fiscal quarter that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

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

In April 2008, LSI Corporation and its wholly owned subsidiary Agere Systems Inc. (collectively “LSI”) instituted an action in the United States International Trade Commission (ITC or “Commission”), naming IDT and several other respondents.  The ITC action sought an exclusion order under section 337 of the Tariff Act to prevent importation into the U.S. of semiconductor integrated circuit devices and products made by methods alleged to infringe an LSI patent relating to tungsten metallization in semiconductor manufacturing. LSI also filed a companion case in the U.S. District Court for the Eastern District of Texas seeking an injunction and damages of an unspecified amount relating to such alleged infringement. Some of the defendants in the action have since settled the claims against them.    On March 22, 2010, the full ITC Commission issued its Notice of Decision indicating that it had found that the patent claims asserted by LSI were invalid and that there had been no violation of section 337 by us, and thereupon terminated its investigation.  On May 14, 2010, LSI filed a Notice of Appeal in the United States Court of Appeals for the Federal Circuit (“CAFC”) for review of the Final Determination of the Commission.  On July 13, 2010, the patent asserted by LSI in these actions expired.  A motion to dismiss the LSI appeal, based on the expiration of the asserted patent, was filed by defendants on July 27, 2010, and is currently under consideration by the CAFC.  The action in the U.S. District Court is stayed pending the outcome of the ITC action.

In December 2009, Ring Technology Enterprises of Texas, LLC (“Ring”) filed a complaint in the Eastern District of Texas against 30 defendants alleging infringement of a Ring patent related to memory access technology.  Ring filed another, separate complaint in the Eastern District of Texas in March of 2010 claiming infringement of the same patent by 43 additional defendants.  We were not named as a defendant in either complaint; however, a number of the defendants are purchasers of the Company’s Advanced

Memory Buffer (“AMB”) products, which may be relevant to the claims made against defendants in the complaints by Ring.  Certain of these defendants have requested that we indemnify and provide a defense under the terms of purchase for the Company’s AMB products.  Based on a good-faith review of the claims by Ring, we initially agreed to provide a defense for some of these defendants.  We reserved the right to withdraw its defense if, during the course of litigation it is determined that the Company has no liability for indemnification based on the claims made by Ring.  On June 25, 2010, we entered into a Membership and License Agreement with RPX Corporation, a licensee of the patent asserted by Ring.  Under the agreement, RPX has granted us a sublicense under the Ring Patent covering Company products and services.  We have notified defendants that are IDT AMB customers of this development, and have withdrawn from providing a further defense in this litigation.

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

The economic slowdown resulted in reduced customer spending for semiconductors and weakened demand for our products which had a negative impact on our revenue, gross profit, results of operations and cash flows during fiscal 2010.  Although business conditions improved during the second half of fiscal 2010, credit markets continue to be volatile and continued improvement in global economic activity is uncertain. The rate of economic growth in the United States as measured by gross domestic product (GDP) declined significantly in the second calendar quarter of 2010.  Order rates from our customers declined in the quarter ended September 26, 2010 which is an indicator of lower demand for our products.  Should the rate of global economic growth falter, customer demand for our products may continue to decline which is likely to have a negative impact on our revenue, gross profit, results of operations and cash flows.  Reduced customer spending and weakened demand may drive the semiconductor industry to reduce product pricing, which would also have a negative impact on revenue, gross profit and results of operations.  In addition, the semiconductor industry has traditionally been highly cyclical and has often experienced significant downturns in connection with, or in anticipation of, deterioration in general economic conditions and we cannot accurately predict how severe and prolonged any downturn might be.

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

Finally, we utilize a relatively small number of global and regional distributors around the world, who buy product directly from us on behalf of their customers. For example, one family of distributors, Maxtek and its affiliates, represented approximately 20% of our total revenues for the six months of fiscal 2011 and represented approximately 25% of our gross accounts receivable as of September 26, 2010.  If our business relationships were to diminish or any of these global distributors were to file for bankruptcy or otherwise experience significantly adverse financial conditions, our business could be adversely impacted. Because we continue to be dependent upon continued revenue from a small group of OEM end customers, global and regional distributors, any material delay, cancellation or reduction of orders from or loss of these or  other major customers could cause our sales to decline significantly, and we may not be able to reduce the accompanying expenses at the same rate.

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

The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights, which has resulted in significant and often protracted and expensive litigation. We have been involved with patent litigation and asserted intellectual property claims in the past, both as a plaintiff and a defendant, some of which have adversely affected our operating results. Although we have obtained patent licenses from certain semiconductor manufacturers, we do not have licenses from a number of semiconductor manufacturers that have broad patent portfolios. Claims alleging infringement of intellectual property rights have been asserted against us in the past and could be asserted against us in the future. These claims could result in our having to discontinue the use of certain processes; license certain technologies; cease the manufacture, use and sale of infringing products; incur significant litigation costs and damages; and develop non-infringing technology. We might not be able to obtain such licenses on acceptable terms or develop non-infringing technology. Further, the failure to renew or renegotiate existing licenses on favorable terms, or the inability to obtain a key license, could materially and adversely affect our business. Future litigation, either as a plaintiff or a defendant, could adversely affect our operating results, as a result of increased expenses, the cost of settled claims, and/or payment of damages.

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

Our financial results may be adversely impacted by higher than expected tax rates or exposure to additional tax liabilities.  Tax audits may have a material affect on our profitability.

As a global company, our effective tax rate is highly dependent upon the geographic composition of worldwide earnings and tax regulations governing each region. We are subject to income taxes in the United States and various foreign jurisdictions, and significant judgment is required to determine worldwide tax liabilities. Our effective tax rate could be adversely affected by changes in the mix of earnings between countries with differing statutory tax rates, in the valuation of deferred tax assets, in tax laws or by material audit assessments, which could affect our profitability. In particular, the carrying value of deferred tax assets, which are predominantly in the United States, is dependent upon our ability to generate future taxable income in the United States. In addition, the amount of income taxes we pay is subject to ongoing audits in various jurisdictions, and a material assessment by a governing tax authority such as the United States Internal Revenue Service could have a material affect on our profitability.

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

International operations add increased volatility to our operating results.

 A substantial percentage of our total revenues are derived from international sales, as summarized below:

(percentage of total revenues)	First six months of Fiscal 2011	Fiscal 2010	Fiscal 2009
Asia Pacific	66%	65%	63%
Americas	10%	17%	20%
Japan	15%	10%	9%
Europe	9%	8%	8%
Total	100%	100%	100%

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

In addition, as much of our revenues are generated outside the United States, a significant portion of our cash and investment portfolio accumulates offshore.  At September 26, 2010, we had cash, cash equivalents and investments of approximately $249.1 million invested overseas in accounts belonging to various our company’s foreign operating entities.  While these amounts are primarily invested in U.S. dollars, a portion is held in foreign currencies, and all offshore balances are exposed to local political, banking, currency control and other risks.  In addition, these amounts may be subject to tax and other transfer restrictions.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information with respect to repurchases of our common stock during the second quarter of fiscal 2011:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
June 27, 2010 – July 21, 2010	1,118,400	$5.16	1,118,400	$23,595,360
July 22, 2010 – July 25, 2010	116,300	$5.15	116,300	$224,401,223
July 26, 2010 – August 22, 2010	2,324,116	$5.72	2,324,116	$211,118,942
August 23, 2010 – September 26, 2010	2,192,700	$5.34	2,192,700	$199,401,063
Total	5,751,516	$5.45	5,751,516

On January 18, 2007, our Board of Directors initiated a $200 million share repurchase program. During fiscal 2008, our Board of Directors approved a $200 million expansion of the share repurchase program to a total $400 million.  In fiscal 2008 and fiscal 2007, we repurchased approximately 28.9 million shares and 1.6 million at an average price of $11.60 per share and $15.95 per share for a total purchase price of $334.8 million and $25.0 million, respectively.  On April 30, 2008, our Board of Directors approved an additional $100 million expansion of the share repurchase program to a total $500 million.  In fiscal 2009, we repurchased approximately 8.4 million shares at an average price of $7.46 per share for a total purchase price of $62.3 million.  In fiscal 2010, we repurchased approximately 4.2 million shares at an average price of $5.83 per share for a total purchase price of $24.3 million. During the first quarter of fiscal 2011, we repurchased approximately 4.2 million shares at an average price of $5.78 per share for a total purchase price of $24.2 million. On July 21, 2010, our Board of Directors approved a new share repurchase plan to repurchase up to $225 million of its common stock.  During the second quarter of fiscal 2011, we repurchased approximately 5.8 million shares at an average price of $5.45 per share for a total purchase price of $31.4 million, of which $5.8 million was under the old plan and $25.6 million was under the new plan.  The old share repurchase program was canceled upon the approval of new share repurchase program.  As of September 27, 2010, approximately $199.4 million was available for future purchase under the new share repurchase program.  Share repurchases were recorded as treasury stock and resulted in a reduction of stockholders’ equity.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 23, 2010, we held our 2010 Annual Meeting of Stockholders at our corporate headquarters, located at 6024 Silver Creek Valley Road, San Jose, California, 95138.  On July 25, 2010, the record date, 158,571,350 shares of our Common Stock were outstanding and entitled to be voted. Tabulated proxies at the meeting represented 149,477,268 shares, or 94% of the total eligible to vote as of the record date. The results of the voting on the matters submitted to the stockholders are as follows:

Proposal I:  Election of directors.

Name:	Vote for	Withheld
John Schofield	134,187,019	1,234,233
Lew Eggebrecht	134,193,253	1,227,999
Umesh Padval	134,178,707	1,242,545
Gordon Parnell	134,803,428	617,824
Donald Schrock	134,778,561	642,691
Ron Smith, Ph.D.	134,181,325	1,239,927
Theodore I, Tewksbury III, Ph.D.	134,729,593	691,659

Proposal II: To approve the amendment to the Company’s 2004 Equity Plan to increase the number of shares reserved for issuance thereunder from 28.5 million to 36.8 million.

Votes For	Against	Abstained	No Vote
117,578,950	17,016,299	826,003	14,056,016

Proposal III: To ratify the selection of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending March 27, 2011.

Votes For	Against	Abstained
148,429,086	1,002,741	45,441

ITEM 5. OTHER INFORMATION

None

ITEM 6.    EXHIBITS

(a)   The following exhibits are filed herewith:

Exhibit number	Description
31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, dated November 3, 2010.
31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, dated November 3, 2010.
32.1	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350 dated November 3, 2010.
32.2	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended and 18 U.S.C. Section 1350 dated November 3, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRATED DEVICE TECHNOLOGY, INC.
Date: November 3, 2010	/S/ THEODORE L. TEWKSBURY III Theodore L.Tewksbury III President and Chief Executive Officer
Date: November 3, 2010	/S/ RICHARD D. CROWLEY, JR. Richard D. Crowley, Jr. Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit number	Description
31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, dated November 3, 2010.
31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, dated November 3, 2010.
32.1	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350 dated November 3, 2010.
32.2	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended and 18 U.S.C. Section 1350 dated November 3, 2010.