Form 10-Q
period 2011-01-02
INTEGRATED DEVICE TECHNOLOGY INC
filed 2011-02-10
CIK 703361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 2, 2011

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

The number of outstanding shares of the registrant's Common Stock, $.001 par value, as of January 30, 2011, was approximately 150,894,877.

INTEGRATED DEVICE TECHNOLOGY, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED January 2, 2011

PART I—FINANCIAL INFORMATION

PART I    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited; in thousands, except per share data)

	Jan. 2, 2011	Mar. 28, 2010
Assets
Current assets:
Cash and cash equivalents	$93,358	$120,526
Short-term investments	214,849	222,663
Accounts receivable, net	69,080	68,957
Inventories	61,406	50,676
Prepayments and other current assets	22,959	25,086
Total current assets	461,652	487,908

Property, plant and equipment, net	67,379	67,988
Goodwill	104,020	103,074
Acquisition-related intangible assets, net	56,037	65,242
Other assets	29,913	26,733
Total assets	$719,001	$750,945

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$33,766	$34,717
Accrued compensation and related expenses	26,388	20,738
Deferred income on shipments to distributors	15,472	18,761
Income taxes payable	1,386	513
Other accrued liabilities	35,443	31,972
Total current liabilities	112,455	106,701

Deferred tax liabilities	1,584	1,573
Long-term income tax payable	21,254	21,098
Other long-term obligations	16,666	21,833
Total liabilities	151,959	151,205

Commitments and contingencies (Notes 15)
Stockholders' equity:
Preferred stock; $.001 par value: 10,000 shares authorized; no shares issued	--	--
Common stock; $.001 par value: 350,000 shares authorized; 148,922 and 162,878 shares outstanding at January 2, 2011 and March 28, 2010, respectively	149	163
Additional paid-in capital	2,333,211	2,310,450
Treasury stock; at cost: 78,470 shares and 61,917 shares at January 2, 2011 and March 28, 2010, respectively	(899,137)	(802,217)
Accumulated other comprehensive income	1,287	1,046
Accumulated deficit	(868,468)	(909,702)
Total stockholders' equity	567,042	599,740

Total liabilities and stockholders' equity	$719,001	$750,945

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except per share data)

	Three months ended		Nine months ended
	Jan. 2, 2011	Dec. 27, 2009	Jan. 2, 2011	Dec. 27, 2009
Revenues	$153,230	$142,480	$478,410	$397,938
Cost of revenues	70,755	82,751	223,475	239,913
Gross profit	82,475	59,729	254,935	158,025

Operating expenses:
Research and development	46,143	38,316	133,865	116,086
Selling, general and administrative	27,056	24,754	81,255	80,851
Total operating expenses	73,199	63,070	215,120	196,937

Operating income (loss)	9,276	(3,341)	39,815	(38,912)

Gain (loss) on divestitures	--	(4,461)	--	78,286
Interest income and other, net	1,352	582	2,793	3,176
Income (loss) before income taxes	10,628	(7,220)	42,608	42,550
Provision for income taxes	31	147	1,374	3,498

Net income (loss)	$10,597	$(7,367)	$41,234	$39,052

Basic net income (loss) per share	$0.07	$(0.04)	$0.27	$0.24
Diluted net income (loss) per share	$0.07	$(0.04)	$0.27	$0.24

Weighted average shares:
Basic	151,421	165,954	154,487	165,658
Diluted	152,975	165,954	155,525	166,114

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	Nine months ended
	Jan. 2, 2011	Dec. 27, 2009
Cash flows provided by operating activities:
Net income	$41,234	$39,052
Adjustments:
Depreciation	13,566	17,348
Amortization of intangible assets	14,916	16,130
Gain from divestitures	--	(78,286)
Stock-based compensation expense	13,207	12,341
Assets impairment	--	1,853
Deferred tax provision	74	247
Changes in assets and liabilities (net of effects of acquisitions and divestitures):
Accounts receivable, net	713	(5,934)
Inventories	(9,600)	27,560
Prepayments and other assets	1,445	4,447
Accounts payable	(1,900)	6,178
Accrued compensation and related expenses	5,558	(4,260)
Deferred income on shipments to distributors	(3,289)	621
Income taxes payable and receivable	1,163	3,073
Other accrued liabilities and long term liabilities	(5,228)	4,792
Net cash provided by operating activities	71,859	45,162

Cash flows provided by (used for) investing activities
Acquisitions, net of cash acquired	(6,247)	(64,482)
Proceeds from divestitures	--	109,434
Cash in escrow related to acquisitions	(1,160)	--
Purchases of property, plant and equipment and other, net	(7,579)	(9,885)
Purchase of non-marketable equity securities	(2,500)	--
Purchases of short-term investments	(349,701)	(208,836)
Proceeds from sales of short-term investments	36,765	130,254
Proceeds from maturities of short-term investments	318,318	48,595
Net cash provided by (used for) investing activities	(12,104)	5,080

Cash flows provided by (used for) financing activities
Proceeds from issuance of common stock	9,775	4,858
Repurchases of common stock	(96,920)	(3,343)
Excess tax benefit from share based payment arrangements	(228)	--
Net cash provided by (used for) financing activities	(87,373)	1,515

Effect of exchange rates on cash and cash equivalents	450	922
Net increase (decrease) in cash and cash equivalents	(27,168)	52,679
Cash and cash equivalents at beginning of period	120,526	136,036
Cash and cash equivalents at end of period	$93,358	$188,715

Supplemental disclosure of non-cash investing and financing activities
Common stock options assumed in connection with Tundra acquisition	$--	$721

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1
Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Integrated Device Technology, Inc. (“IDT” or the “Company”) contain all adjustments that are, in the opinion of management, necessary to state fairly the interim financial information included therein. Certain prior period balances have been reclassified to conform to the current period presentation. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The Company’s fiscal year is the 52- or 53-week period ending on the Sunday closest to March 31.  In a 52-week year, each fiscal quarter consists of 13 weeks.  In a 53-week year, the additional week is usually added to the third quarter, making such quarter consist of 14 weeks.  The third quarter of fiscal 2011 was a fourteen week period, while the third quarter of fiscal 2010 was a thirteen week period.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts in the Company’s financial statements and the accompanying notes. Actual results could differ from those estimates.

These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 28, 2010.  Operating results for the three and nine months ended January 2, 2011 are not necessarily indicative of operating results for an entire fiscal year.

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

The Company utilizes global and regional distributors around the world, who buy product directly from the Company on behalf of their customers.  One family of distributors, Maxtek and its affiliates represented approximately 15% and 18% of the Company’s revenues for the three and nine months ended January 2, 2011 and 20% and 21% of the Company’s revenues for the three and nine months ended December 27, 2009, respectively. At January 2, 2011 and March 28, 2010, Maxtek and its affiliates, represented approximately 20% and 23% of the Company’s gross accounts receivable, respectively.

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

Income Taxes.  The Company accounts for income taxes under an asset and liability approach that requires the expected future tax consequences of temporary differences between book and tax bases of assets and liabilities be recognized as deferred tax assets and liabilities. Generally accepted accounting principles require the Company to evaluate the ability to realize the value of its net deferred tax assets on an ongoing basis. A valuation allowance is recorded to reduce the net deferred tax assets to an amount that will more likely than not be realized. Accordingly, the Company considers various tax planning strategies, forecasts of future taxable income and its most recent operating results in assessing the need for a valuation allowance. In consideration of the ability to realize the value of net deferred tax assets, recent results must be given substantially more weight than any projections of future profitability. Since the fourth quarter of fiscal 2003, the Company has determined that, under applicable accounting principles, it could not conclude that it was more likely than not that the Company would realize the value of its net deferred tax assets. The Company’s assumptions regarding the ultimate realization of these assets remained unchanged in the third quarter of fiscal 2011 and accordingly, the Company continues to record a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized.

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

Note 3
Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (the “FASB”) issued updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, a reporting entity should disclose separately information about purchases, sales, issuances and settlements. The updated guidance also requires that an entity should provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. The updated guidance is effective for interim or annual financial reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements or related footnotes.

In September 2009, the FASB issued new accounting guidance related to the revenue recognition of multiple element arrangements. The new guidance states that if vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop an estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. The accounting guidance was adopted by the Company in the first quarter of fiscal 2011.  However, as the Company does not generally enter into multiple element arrangements, the adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements or related footnotes.

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

	Three months ended		Nine months ended
(in thousands, except per share amounts)	Jan. 2, 2011	Dec. 27, 2009	Jan. 2, 2011	Dec. 27, 2009
Net income (loss)	$10,597	$(7,367)	$41,234	$39,052

Weighted average common shares outstanding	151,421	165,954	154,487	165,658
Dilutive effect of employee stock options and restricted stock units	1,554	--	1,038	456
Weighted average common shares outstanding, assuming dilution	152,975	165,954	155,525	166,114
Basic net income (loss) per share	$0.07	$(0.04)	$0.27	$0.24
Diluted net income (loss) per share	$0.07	$(0.04)	$0.27	$0.24

Stock options to purchase 12.9 million shares and 16.9 million shares for the three and nine months ended January 2, 2011, respectively, and 24.9 million shares and 28.3 million shares for the three and nine months ended December 27, 2009, respectively, were outstanding, but were excluded from the calculation of diluted earnings per share because the exercise price of the stock options was greater than the average share price of the common shares and therefore, the effect would have been anti-dilutive. In addition, unvested restricted stock units of less than 0.1 million for the three and nine months ended January 2, 2011, respectively, and less than 0.1 million for the three and nine months ended December 27, 2009, respectively, were excluded from the calculation because they were anti-dilutive after considering unrecognized stock-based compensation expense.

Note 5
Business Combinations

Acquisition of certain assets of IKOR Acquisition Corporation (“IKOR”)

On April 16, 2010, the Company completed its acquisition of certain assets of IKOR, a former subsidiary of iWatt Corporation.  IKOR designed and manufactured power voltage regulator module (VRM) solutions for high-performance computing. The total purchase price was $7.7 million, including a fair value of contingent consideration of $1.5 million payable upon the achievement of certain business performance metrics during the twelve months after the closing date. The fair value of the contingent consideration was estimated using probability-based forecasted revenue for the business as of the acquisition date.  The maximum payment for this contingent considersation is $2.8 million.  Pursuant to the agreement, $1.8 million in cash was held in escrow and will be utilized to fund the contingent consideration payment. During the third quarter of fiscal 2011, the fair value of the contingent consideration was remeasured based on the revised revenue forecast for the business.  As a result, the fair value of the contingent consideration increased $0.3 million to $1.8 million.  The change in the fair value of the contingent consideration was recorded in selling and administrative expenses in the third quarter of fiscal 2011.

Pursuant to the agreement, the Company acquired IKOR- patented coupled inductor (“CL”) technology and related assets and hired members of IKOR’ engineering team.

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

The Company incurred approximately $0.3 million of acquisition-related costs, which were included in selling, general and administrative (“SG&A”) expenses on the Condensed Consolidated Statements of Operations for the first nine months of fiscal 2011.

The aggregate purchase price has been allocated as follows:

(in thousands)
Accounts receivable	836
Inventories	1,136
Prepayments and other current assets	63
Property, plant and equipment, net	277
Accounts payable and accrued expenses	(1,226)
Amortizable intangible assets	5,711
Goodwill	946
Total purchase price	$7,743

A summary of the allocation of amortizable intangible assets is as follows:

(in thousands)
Amortizable intangible assets:
Developed Technologies	$5,224
Customer Relationships	443
Backlog	44
Total	$5,711

Identifiable Tangible Assets

IKOR’s assets and liabilities were reviewed and adjusted, if required, to their estimated fair value.

Inventories – The value allocated to inventories reflects the estimated fair value of the acquired inventory based on the expected sales price of the inventory, less reasonable selling margin.

Amortizable Intangible Assets

Developed technologies consist of products that have reached technological feasibility. The Company valued the existing technologies utilizing a discounted cash flow (“DCF”) model, which uses forecasts of future revenues and expenses related to the intangible assets. The Company utilized discount factors of 35% - 36% for the existing technologies and is amortizing the intangible assets over 7 years on a straight-line basis.

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

IKOR acquisition related financial results have been included in the Company’s Consolidated Statements of Operations from the closing date of the acquisition on April 16, 2010.  Pro forma earnings information has not been presented because the effect of the acquisition is not material to the Company’s historical financial statements.

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

The Company allocated the purchase price to the tangible and intangible assets acquired, including in-process research and development (“IPR&D”), based on their estimated fair values. The excess purchase price over those fair values was recorded as goodwill. The acquisition has extended the Company’s leadership into high accuracy, crystal oscillator replacements. The all-silicon timing technology has provided the Company with power, size and time-to-market advantages. The fair values assigned to tangible and intangible assets acquired are based on management estimates and assumptions.  The goodwill as a result of this acquisition is not expected to be deductible for tax purpose.

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

Projects that qualify as IPR&D represent those at the development stage and require further research and development to determine technical feasibility and commercial viability. Technological feasibility is established when an enterprise has completed all planning, designing, coding, and testing activities that are necessary to establish that a product can be produced to meet its design specifications, including functions, features, and technical performance requirements. The value of IPR&D was determined by considering the importance of each project to the Company’s overall development plan, estimating costs to develop the purchased IPR&D into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value based on the percentage of completion of the IPR&D projects. The Company utilized the DCF method to value the IPR&D, using a discount factor of 33% and will amortize this intangible asset once the projects are complete. There were two IPR&D projects underway at Mobius at the acquisition date and the fair value assigned to each project was $2.4 million and $1.1 million, respectively. As of January 2, 2011, one project was 100% complete in the third quarter of fiscal 2011and approximately $5.2 million costs were incurred. The Company is amortizing this intangible asset over 7 years on a straight-line basis. Another project was 70% complete and approximately $2.3 million costs have been incurred.  The Company estimates that an additional investment of $1.9 million will be required to complete the project with an estimated completion date during the first quarter of fiscal 2012.  Pro forma earnings information has not been presented because the effect of the acquisition is not material to the Company’s historical financial statements.

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

The Company allocated the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess purchase price over those fair values was recorded as goodwill. Tundra’s technology and development capabilities are complementary to the Company’s existing product portfolios for RapidI/O and PCI Express.  This strategic combination has provided customers with a broader product offering, as well as improved service, support and a future roadmap for serial connectivity.  These are the significant contributing factors to the establishment of the purchase price, resulting in the recognition of goodwill.  The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions.  The amount of goodwill expected to be deductible for tax purposes is $12.8 million.

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

The Company utilized the DCF method to value the IPR&D, using a discount factor of 22%-24%. There were two IPR&D projects underway at Tundra at the acquisition date. Both projects were completed in the fourth quarter of fiscal 2010.  The Company is amortizing these intangible assets over 5 years on a straight-line basis.

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

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of January 2, 2011:

	Fair Value at Reporting Date Using:
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Cash Equivalents and Short-Term Investments:
US government agencies securities	$91,686	$--	$--	$91,686
Money market funds	41,243	--	--	41,243
U.S. government treasuries	8,918	--	--	8,918
Corporate bonds	--	83,285	--	83,285
Corporate commercial paper	--	43,051	--	43,051
Bank deposits	--	16,411	--	16,411
Municipal bonds	--	371	--	371
Total assets measured at fair value	$141,847	$143,118	$--	$284,965
Liabilities:
Fair value of contingent consideration	--	--	1,800	1,800
Total liabilities measured at fair value	$--	$--	$1,800	$1,800

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 28, 2010:

	Fair Value at Reporting Date Using:
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Cash Equivalents and Short-Term Investments:
US government agencies securities	$110,173	$--	$--	$110,173
U.S. government treasuries	34,983	--	--	34,983
Money market funds	43,476	--	--	43,476
Corporate bonds	--	82,678	--	82,678
Corporate commercial paper	--	46,339	--	46,339
Bank deposits	--	3,685	--	3,685
Total assets measured at fair value	$188,632	$132,702	$--	$321,334

U.S. treasuries and U.S. government agency securities as of January 2, 2011 and March 28, 2010 do not include any U.S. government guaranteed bank issued paper. Corporate bonds include bank-issued securities that are guaranteed by the Federal Deposit Insurance Corporation (FDIC).

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

The following table summarizes the change in the fair value of the contingent consideration measured using significant unobservable inputs (Level 3) for the nine months ended January 2, 2011:

(in thousands)	Estimated Fair Value
Balance as of March 28, 2010	$--
Additions	--
Balance as of June 27, 2010	$--
Additions	1,503
Balance as of September 26, 2010	$1,503
Additions	297
Balance as of January 2, 2011	$1,800

Cash equivalents are highly liquid investments with original maturities of three months or less at the time of purchase. The Company maintains its cash and cash equivalents with reputable major financial institutions.  Deposits with these banks may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits or similar limits in foreign jurisdictions. These deposits typically may be redeemed upon demand and, therefore, bear minimal risk.  While the Company monitors daily the cash balances in its operating accounts and adjusts the balances as appropriate, these balances could be impacted if one or more of the financial institutions with which the Company deposits fails or is subject to other adverse conditions in the financial markets.  As of January 2, 2011, the Company has not experienced any losses in its operating accounts.

All of the Company’s available-for-sale investments are subject to a periodic impairment review. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. This determination requires significant judgment. For publicly traded investments, impairment is determined based upon the specific facts and circumstances present at the time, including a review of the closing price over the length of time, general market conditions and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for recovery. Although the Company believes its portfolio continues to be comprised of sound investments due to high credit ratings and government guarantees of the underlying investments, a further decline in the capital and financial markets would adversely impact the market values of its investments and their liquidity. The Company continually monitors the credit risk in its portfolio and future developments in the credit markets and makes appropriate changes to its investment policy as deemed necessary.  The Company did not record any impairment loss related to its short-term investments in the three and nine months ended January 2, 2011 and December 27, 2009.

Note 7
Investments

Available-for-Sale Securities

Available-for-sale investments at January 2, 2011 were as follows:

(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government treasuries and agency securities	$100,584	$26	$(6)	$100,604
Corporate bonds	83,187	122	(24)	83,285
Corporate commercial paper	43,051	--	--	43,051
Money market funds	41,243	--	--	41,243
Bank deposits	16,411	--	--	16,411
Municipal bonds	370	1	--	371
Total available-for-sale investments	284,846	149	(30)	284,965
Less amounts classified as cash equivalents	(70,116)	--	--	(70,116)
Short-term investments	$214,730	$149	$(30)	$214,849

Available-for-sale investments at March 28, 2010 were as follows:

(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government treasuries and agency securities	$145,074	$84	$(2)	$145,156
Corporate bonds	82,447	266	(35)	82,678
Corporate commercial paper	46,339	--	--	46,339
Money market funds	43,476	--	--	43,476
Bank deposits	3,685	--	--	3,685
Total available-for-sale investments	321,021	350	(37)	321,334
Less amounts classified as cash equivalents	(98,671)	--	--	(98,671)
Short-term investments	$222,350	$350	$(37)	$222,663

The amortized cost and estimated fair value of available-for-sale debt securities at January 2, 2011, by contractual maturity, were as follows:

(in thousands)	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$259,609	$259,678
Due in 1-2 years	21,635	21,676
Due in 2-5 years	3,602	3,611
Total investments in available-for-sale debt securities	$284,846	$284,965

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses as of January 2, 2011, aggregated by length of time that individual securities have been in a continuous loss position.

	Less than 12 months		12 months or Greater		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$37,648	$(24)	$--	$--	$37,648	$(24)
U.S. government agency securities	11,840	(6)	--	--	11,840	(6)
Bank deposits	1,999	--	--	--	1,999	--
Commercial paper	801	--	--	--	801	--
Total	$52,288	$(30)	$--	$--	$52,288	$(30)

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

Currently, a significant portion of its available-for-sale investments that the Company holds are all high grade instruments.  As of January 2, 2011, the unrealized losses on the Company’s available-for-sale investments represented an insignificant amount in relation to its total available-for-sale portfolio. Because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, the Company did not consider these investments to be other-than-temporarily impaired at January 2, 2011 and March 28, 2010.

Non-Marketable Equity Securities

The Company accounts for its equity investments in privately held companies under the cost method.  These investments are subject to periodic impairment review and measured and recorded at fair value when they are deemed to be other-than-temporarily impaired. In determining whether a decline in value of its investment has occurred and is other than temporary, an assessment was made by considering available evidence, including the general market conditions, the investee’s financial condition, near-term prospects, market comparables and subsequent rounds of financing.   The valuation also takes into account the investee’s capital structure, liquidation preferences for its capital and other economic variables. The valuation methodology for determining the decline in value of non-marketable equity securities is based on inputs that require management judgment. The aggregate carrying value of the Company’s non-marketable equity securities was approximately $5.5 million and $3.0 million, and was classified within other assets on the Company’s Condensed Consolidated Balance Sheets as of January 2, 2011 and March 28, 2010.  The Company did not recognize any impairment loss during the three and nine months ended January 2, 2011 and December 27, 2009.

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

The Company may also utilize currency forward contracts to hedge currency exchange rate fluctuations related to certain short term foreign currency assets and liabilities. As of January 2, 2011 and March 28, 2010, the Company did not have any outstanding foreign currency contracts that were designated as hedges of forecasted cash flows or capital equipment purchases.  The Company does not enter into derivative financial instruments for speculative or trading purposes.

Gains and losses on these undesignated derivatives substantially offset gains and losses on the assets and liabilities being hedged and the net amount is included in interest income and other (expense), net in the Condensed Consolidated Statements of Operations. The Company did not have any outstanding foreign currency contracts that were designated as hedges of certain short term foreign currency assets and liabilities at the end of the third quarter of fiscal 2011.  An immaterial amount of net gains and losses were included in interest income and other, net during the first nine months of fiscal 2011 and 2010.

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

Note 9
Stock-Based Compensation

Compensation Expense

The following table summarizes stock-based compensation expense by line items appearing in the Company’s Condensed Consolidated Statements of Operations:

	Three months ended		Nine months ended
(in thousands)	Jan. 2, 2011	Dec. 27, 2009	Jan. 2, 2011	Dec. 27, 2009
Cost of revenue	$370	$630	$1,260	$2,250
Research and development	2,836	2,246	7,985	7,921
Selling, general and administrative	1,307	1,287	3,962	2,170
Total stock-based compensation expense	$4,513	$4,163	$13,207	$12,341

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

Valuation Assumptions

Assumptions used in the Black-Scholes valuation model and resulting weighted average grant-date fair values were as follows:

	Three months ended		Nine months ended
	Jan. 2, 2011	Dec. 27, 2009	Jan. 2, 2011	Dec. 27, 2009
Stock option plans:
Expected Term	4.58 years	4.58 years	4.58 years	4.66 years
Risk-free interest rate	1.49%	2.17%	1.95%	2.13%
Volatility	39.2%	42.5%	41.5%	45.4%
Dividend Yield	0.0%	0.0%	0.0%	0.0%
Weighted average grant-date fair value	$2.17	$2.30	$2.16	$2.17
ESPP:
Expected Term	0.25 years	0.25 years	0.25 years	0.25 years
Risk-free interest rate	0.2%	0.1%	0.2%	0.2%
Volatility	32.1%	35.4%	40.9%	48.5%
Dividend Yield	0.0%	0.0%	0.0%	0.0%
Weighted average fair value	$1.23	$1.46	$1.33	$1.55

Equity Incentive Programs

The Company currently issues awards under two equity-based plans in order to provide additional incentive and retention to directors and employees who are considered to be essential to the long-range success of the Company.  These plans are further described below.

2004 Equity Plan (2004 Plan)

In September 2004, the Company’s stockholders approved the 2004 Plan.  On July 21, 2010, the Board of Directors of the Company approved an amendment to the Company’s 2004 Plan to increase the number of shares of common stock reserved for issuance thereunder from 28,500,000 shares to 36,800,000 shares (an increase of 8,300,000 shares), provided, however, that the aggregate number of common shares available for issuance under the 2004 Plan is reduced by 1.74 shares for each common share delivered in settlement of any full value award, which are awards other than stock options and stock appreciation rights, that are granted under the 2004 Plan on or after September 23, 2010.  On September 23, 2010, the stockholders of the Company approved the proposed amendment described above, which also includes certain other changes to the 2004 Plan, including an extension of the term of the 2004 Plan. Options granted by the Company under the 2004 Plan generally expire seven years from the date of grant and generally vest over a four-year period from the date of grant, with one-quarter of the shares of common stock vesting on the one-year anniversary of the grant date and the remaining shares vesting monthly for the 36 months thereafter.  The exercise price of the options granted by the Company under the 2004 Plan shall not be less than 100% of the fair market value for a common share subject to such option on the date the option is granted.  Full value awards made under the 2004 Plan shall become vested over a period of not less than three years (or, if vesting is performance-based, over a period of not less than one year) following the date such award is made; provided, however, that full value awards that result in the issuance of an aggregate of up to 5% of common stock available under the 2004 Plan may be granted to any one or more participants without respect to such minimum vesting provisions.  Restricted stock units available for grant by the Company under the 2004 Plan generally vest over a 48-month period from the grant date.  Prior to vesting, participants holding restricted stock units do not have shareholder rights.  Shares are issued on or as soon as administratively practicable following the vesting date of the restricted stock units and upon issuance, recordation and delivery, the participant will have all the rights of a shareholder of the Company with respect to voting such stock and receipt of dividends and distributions on such stock.  As of January 2, 2011, there were 15.8 million shares available for future grant under the 2004 Plan.

The following table summarizes the Company’s stock option activities for the nine months ended January 2, 2011:

(in thousands, except per share data)	Shares	Weighted Average Exercise Price
Options outstanding as of March 28, 2010	22,289	$9.72
Granted	2,983	5.82
Exercised	(243)	5.20
Canceled, forfeited or expired	(6,453)	11.86
Options outstanding as of January 2, 2011	18,576	$8.40
Options exercisable at January 2, 2011	10,606	$10.22

The following table summarizes the Company’s restricted stock unit activities for the nine months ended January 2, 2011:

(in thousands, except per share data)	Shares	Weighted Average Grant Date Fair Value
RSU’s outstanding as of March 28, 2010	1,874	$8.04
Granted	1,324	5.80
Released	(524)	9.05
Forfeited	(222)	7.39
Outstanding at January 2, 2011	2,452	$6.67

2009 ESPP

On June 18, 2009, the Board approved implementation of the 2009 Employee Stock Purchase Plan (“2009 ESPP”) and authorized the reservation and issuance of up to 9,000,000 shares of the Company’s common stock, subject to stockholder approval. On September 17, 2009, the Company’s stockholders approved the plan at the 2009 Annual Meeting of Stockholders.  The 2009 ESPP is intended to be implemented in successive quarterly purchase periods commencing on the first day of each fiscal quarter of the Company.  In order to maintain its qualified status under Section 423 of the Internal Revenue Code, the 2009 ESPP imposes certain restrictions, including the limitation that no employee is permitted to participate in the 2009 ESPP if the rights of such employee to purchase common stock of the Company under the 2009 ESPP and all similar purchase plans of the Company or its subsidiaries would accrue at a rate which exceeds $25,000 of the fair market value of such stock (determined at the time the right is granted) for each calendar year.  During the nine months ended January 2, 2011, the Company issued 1.8 million shares of common stock with a weighted-average purchase price of $4.65 per share.

Note 10
Balance Sheet Detail

(in thousands)	Jan. 2, 2011	Mar. 28, 2010
Inventories
Raw materials	$4,391	$3,903
Work-in-process	38,155	28,715
Finished goods	18,860	18,058
Total inventories	$61,406	$50,676

Note 11
Deferred Income on Shipments to Distributors

Included in the caption “Deferred income on shipments to distributors” on the Condensed Consolidated Balance Sheets are amounts related to shipments to certain distributors for which revenue is not recognized until the Company’s product has been sold by the distributor to an end customer. The components at January 2, 2011 and March 28, 2010 were as follows:

(in thousands)	Jan. 2, 2011	Mar. 28, 2010
Gross deferred revenue	$18,457	$22,008
Gross deferred costs	(2,985)	(3,247)
Deferred income on shipments to distributors	$15,472	18,761

The gross deferred revenue represents the gross value of shipments to distributors at the list price billed to the distributor less any price protection credits provided to them in connection with reductions in list price while the products remain in their inventory.  The amount ultimately recognized as revenue will be lower than this amount as a result of future price protection and ship from stock pricing credits which are issued in connection with the sell through of the Company’s products to end customers. Historically this amount has represented an average of approximately 25% of the list price billed to the customer. The gross deferred costs represent the standard costs, which approximate actual costs of products, the Company sells to the distributors.  Although the Company monitors the levels and quality of inventory in the distribution channel, the experience is that products returned from these distributors are able to be sold to a different distributor or in a different region of the world.  As such, inventory write-downs for product in the distribution channel have not been significant.

Note 12
Goodwill and Other Intangible Assets

The changes in the carrying amounts of goodwill by segment for the three and nine months ended January 2, 2011 were as follows:

(in thousands)	Communications	Computing and Consumer	Total
Balance as of March 28, 2010	$74,673	$28,401	$103,074
Additions (1)	--	946	946
Balance as of June 27, 2010	$74,673	$29,347	$104,020
Additions	--	--	--
Balance as of September 26, 2010	$74,673	$29,347	$104,020
Additions	--	--	--
Balance as of January 2, 2011	$74,673	$29,347	$104,020
(1)	the IKOR acquisition.

Intangible asset balances are summarized as follows:

	Jan. 2, 2011
(in thousands)	Gross assets	Accumulated amortization	Net assets
Purchased intangible assets:
Developed technology	$219,700	$(178,147)	$41,553
Trademarks	3,421	(782)	2,639
Customer relationships	127,379	(118,245)	9,134
Total amortizable purchased intangible assets	350,500	(297,174)	53,326
IPR&D*	2,711	--	2,711
Total purchased intangible assets	$353,211	$(297,174)	$56,037

	Mar. 28, 2010
(in thousands)	Gross Assets	Accumulated Amortization	Net Assets
Purchased intangible assets:
Developed technology	$258,336	$(212,554)	$45,782
Trademarks	12,271	(9,262)	3,009
Customer relationships	145,485	(132,848)	12,637
Total amortizable purchased intangible assets	416,092	(354,664)	61,428
IPR&D*	3,814	--	3,814
Total purchased intangible assets	$419,906	$(354,664)	$65,242

* IPR&D is initially capitalized at fair value as an intangible asset with an indefinite life and assessed for impairment thereafter. When the IPR&D project is complete, it is reclassified as an amortizable purchased intangible asset and is amortized over its estimated useful life. If an IPR&D project is abandoned, the Company will record a charge for the value of the related intangible asset to its Consolidated Statements of Operations in the period it is abandoned.

Amortization expense for purchased intangible assets is summarized below:

	Three months ended		Nine months ended
(in thousands)	Jan. 2, 2011	Dec. 27, 2009	Jan. 2, 2011	Dec. 27, 2009
Developed technology	$3,548	$2,996	$10,555	$11,176
Trademarks	122	122	366	262
Customer relationships	1,319	1,684	3,951	4,688
Foundry & assembler relationships	--	1	--	4
Other	--	--	44	--
Total	$4,989	$4,803	$14,916	$16,130

Based on the purchased intangible assets recorded at January 2, 2011, and assuming no subsequent additions to or impairment of the underlying assets, the remaining estimated amortization expense is expected to be as follows: (in thousands):

Fiscal year	Amount
Remainder of FY 2011	$5,015
2012	15,741
2013	10,844
2014	8,394
2015	5,731
Thereafter	7,601
Total	$53,326

Note 13
Comprehensive Income (Loss)

The components of comprehensive income were as follows:

	Three months ended		Nine months ended
(in thousands)	Jan. 2, 2011	Dec. 27, 2009	Jan. 2, 2011	Dec. 27, 2009
Net income (loss)	$10,597	$(7,367)	$41,234	$39,052
Currency translation adjustments	113	(180)	435	806
Change in net unrealized gain (loss) on investment	(177)	(77)	(194)	48
Comprehensive income (loss)	$10,533	$(7,624)	$41,475	$39,906

The components of accumulated other comprehensive income, net of tax, were as follows:

(in thousands)	Jan. 2, 2011	March 28, 2010
Cumulative translation adjustments	$1,168	$733
Unrealized gain on available-for-sale investments	119	313
Total accumulated other comprehensive income	$1,287	$1,046

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

The tables below provide information about these segments:

Revenues by segment

(in thousands)	Three months ended		Nine months ended
	Jan. 2, 2011	Dec. 27, 2009	Jan. 2, 2011	Dec. 27, 2009
Communications	$72,775	$61,689	$220,159	$179,663
Computing and Consumer	80,455	80,791	258,251	218,275
Total	$153,230	$142,480	$478,410	$397,938

Income (loss) by segment

	Three months ended		Nine months ended
(in thousands)	Jan. 2, 2011	Dec. 27, 2009	Jan. 2, 2011	Dec. 27, 2009
Communications	$32,868	$21,972	$96,512	$58,545
Computing and Consumer	(9,351)	(4,772)	(18,235)	(25,971)
Amortization of intangible assets	(4,990)	(4,803)	(14,917)	(16,130)
Acquisition related costs and other	(694)	254	(1,834)	(3,692)
Gain (loss) on divestitures	--	(4,461)	--	78,286
Fair market value adjustment to acquired inventory sold	--	(8,421)	(379)	(16,055)
Severance and retention related costs	(1,697)	(2,320)	(3,354)	(17,855)
Fabrication product transfer costs	(1,639)	(783)	(3,851)	(1,105)
Compensation expense - deferred compensation plan	(815)	(521)	(1,305)	(2,522)
Assets impairment	107	216	384	(1,786)
Stock-based compensation expense	(4,513)	(4,163)	(13,207)	(12,341)
Interest income and other, net	1,352	582	2,794	3,176
Income (loss) before income taxes	$10,628	$(7,220)	$42,608	$42,550

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

The Company’s significant operations outside of the United States include manufacturing facility in Malaysia, design centers in Canada and China, and sales subsidiaries in Japan, Asia Pacific and Europe. Revenues from unaffiliated customers by geographic area, based on the customers' shipment locations, were as follows:

(in thousands)	Three months ended		Nine months ended
	Jan. 2, 2011	Dec. 27, 2009	Jan. 2, 2011	Dec. 27, 2009
Asia Pacific	$94,179	$92,205	$309,338	$261,915
Americas	25,492	23,071	73,554	69,453
Japan	19,643	16,374	52,767	37,978
Europe	13,916	10,830	42,751	28,592
Total consolidated revenues	$153,230	$142,480	$478,410	$397,938

The Company's property, plant and equipment are summarized below by geographic area:

(in thousands)	Jan. 2, 2011	Mar. 28, 2010
United States	$51,290	$52,979
Canada	5,784	6,437
Malaysia	8,628	6,446
Singapore	--	1,233
All other countries	1,677	893
Total property, plant and equipment, net	$67,379	$67,988

On February 1, 2010, the Company announced a plan to discontinue manufacturing operations in our Singapore facility and consolidate with our manufacturing operations in Malaysia. As a result, in the first quarter of fiscal 2011, the Company completed the transfer of all property, plant and equipment located in Singapore to Malaysia.

Note 15
Commitments and Contingencies

Guarantees

As of January 2, 2011, the Company’s financial guarantees consisted of guarantees and standby letters of credit, which are primarily related to the Company’s electrical utilities in Malaysia, utilization of non-country nationals in Malaysia and Singapore, consumption tax in Japan and value-added tax obligations in Singapore and Holland, and a workers’ compensation plan in the United States. The maximum amount of potential future payments under these arrangements is approximately $2.5 million.

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

The Company maintains an accrual for obligations it incurs under its standard product warranty program and customer, part, or process specific matters. The Company’s standard warranty period is one year, however in certain instances the warranty period may be extended to as long as two years.  Management estimates the fair value of the Company’s warranty liability based on actual past warranty claims experience, its policies regarding customer warranty returns and other estimates about the timing and disposition of product returned under the standard program.  Customer, part, or process specific reserves are estimated using a specific identification method.  Historical profit and loss impact related to warranty returns activity has been minimal. The total accrual was $0.5 million as of January 2, 2011 and March 28, 2010, respectively.

Litigation

In April 2008, LSI Corporation and its wholly owned subsidiary Agere Systems Inc. (collectively “LSI”) instituted an action in the United States International Trade Commission (ITC or “Commission”), naming the Company and several other respondents.  The ITC action sought an exclusion order under section 337 of the Tariff Act to prevent importation into the U.S. of semiconductor integrated circuit devices and products made by methods alleged to infringe an LSI patent relating to tungsten metallization in semiconductor manufacturing. LSI also filed a companion case in the U.S. District Court for the Eastern District of Texas seeking an injunction and damages of an unspecified amount relating to such alleged infringement. Some of the defendants in the action have since settled the claims against them.  On March 22, 2010, the full ITC Commission issued its Notice of Decision indicating that it had found that the patent claims asserted by LSI were invalid and that there had been no violation of section 337 by the Company, and thereupon terminated its investigation.  On May 14, 2010, LSI filed a Notice of Appeal in the United States Court of Appeals for the Federal Circuit (“CAFC”) for review of the Final Determination of the Commission.  On July 13, 2010, the patent asserted by LSI in these actions expired.  A motion to dismiss the LSI appeal as moot, based on the expiration of the asserted patent, was granted by the CAFC on November 15, 2010.  The action in the U.S. District Court was previously stayed pending the outcome of the ITC action. The Company intends to vigorously defend itself against any claims that may be raised in this matter implicating the Company.

In November 2010, the Company filed a complaint in the Northern District of California against Phison Electronics Corp. (“Phison”) for infringement of four Company patents directed to oscillator and clock signal technology.  The lawsuit seeks a preliminary and permanent injunction against Phison products as well as damages, attorney's fees and cost of the lawsuit.  Phison filed an answer to the Complaint on January 31, 2011, denying infringement of the patents in suit. A case management conference is set for March 17, 2011.

Note 16
Restructuring

The following table shows the provision of the restructuring charges and the liability remaining as of January 2, 2011:

(in thousands)	Cost of Goods Sold	Operating Expenses	Total
Balance as of March 28, 2010	$7,064	$2,367	$9,431
Provision	737	398	1,135
Cash payments	(1,151)	(1,102)	(2,253)
Balance as of June 27, 2010	$6,650	$1,663	$8,313
Provision	15	44	59
Cash payments	(969)	(718)	(1,687)
Balance as of September 26, 2010	$5,696	$989	$6,685
Provision	158	1,525	1,683
Cash payments	(97)	(676)	(773)
Balance as of January 2, 2011	$5,757	$1,838	$7,595

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

In the third quarter of fiscal 2011, the Company initiated a restructuring action intended to further adjust its skills mix to new strategic and product opportunities. The restructuring action included a reduction in headcount in our multiple divisions. As a result, the Company recorded restructuring expenses of approximately $1.7 million for severance payments, payments under federal, state and province notice statutes and retention and other benefits associated with this restructuring action in the third quarter of fiscal 2011. As of January 2, 2011, the Company made severance and retention payments totaling $0.5 million related to this restructuring action. The Company expects to complete this restructuring action in the fourth quarter of fiscal 2011.

In connection with the discontinuing manufacturing operations at our Singapore facility in the fourth quarter of fiscal 2010, the Company exited its leased facility in Singapore in the first quarter of fiscal 2011. As a result, the Company recorded lease impairment charges of approximately $0.8 million in the first nine months of fiscal 2011, which represented the future rental payments under the agreements, reduced by an estimate of sublease incomes, and discounted to present value using an interest rate applicable to us. These charges were recorded as cost of goods sold.  Since the initial restructuring, the Company has made lease payments of $0.2 million.  As of January 2, 2011, the remaining accrued lease liabilities were $0.6 million. The Company expects to pay off the facility lease charges through the third quarter of fiscal 2013.

In connection with the divestitures in the third quarter of fiscal 2010, the Company exited certain leased facilities. As a result, the Company recorded lease impairment charges of approximately $0.9 million, which represented the future rental payments under the agreements, reduced by an estimate of sublease incomes, and discounted to present value using an interest rate applicable to us. These charges were recorded as SG&A.  Since the initial restructuring, the Company has made lease payments of $0.6 million related to the vacated facilities.  As of January 2, 2011, the remaining accrued lease liabilities were $0.3 million. The Company expects to pay off the facility lease charges through the first quarter of fiscal 2013.

In addition, in connection with its plan to transition the manufacture of products to TSMC, the Company’s management approved a plan to exit wafer production operations at its Oregon fabrication facility.  As a result, the Company accrued restructuring expenses of $4.8 million for severance payments and other benefits associated with this restructuring action in fiscal 2010. The Company expects to complete this restructuring action in the third quarter of fiscal 2012.

During the second quarter of fiscal 2006, the Company completed the consolidation of its Northern California workforce into its San Jose headquarters and exited a leased facility in Salinas, California. The Company recorded lease impairment charges of approximately $2.1 million, of which $0.6 million was recorded as cost of revenues, $0.9 million was recorded as R&D expense and $0.6 million was recorded as SG&A expense. Since the initial restructuring, the Company has made lease payments of $1.4 million related to the vacated facility in Salinas.  As of January 2, 2011, the remaining accrued lease liabilities were $0.7 million.  The Company expects to pay off this facility charges through the third quarter of fiscal 2014.

Note 17
Income Taxes

The Company recorded an income tax provision of $30.5 thousand in the third quarter of fiscal 2011, a decrease of $0.1 million compared to the third quarter of fiscal 2010.   The provision for income taxes in the third quarter of fiscal 2011 was attributable to estimated U.S. and state taxes and foreign income taxes. The income tax provision in the third quarter of fiscal 2010 was attributable to a discrete tax provision of $1.3 million related to its fiscal 2009 income tax return filing and a discrete tax benefit of $1.5 million as a result of the military business and NWD asset sales and the estimated U.S. Federal and state taxes and estimated foreign income taxes.

As of January 2, 2011, the Company was subject to examination in the U.S. federal tax jurisdiction for the fiscal years beginning with 2004. In February 2009, the Internal Revenue Service (IRS) commenced a tax audit for fiscal years beginning 2006 through 2008. The Company believes that it is reasonably possible that the IRS audit and the audits in foreign jurisdictions may be resolved and/or there will be an expiration of the statute of limitations within the next twelve months, which could result in the potential recognition of unrecognized tax benefits within the next twelve months of up to $37 million, including tax, interest and penalties. The specific positions that may be resolved include issues regarding transfer pricing, extraterritorial income exclusion and various other matters.

Note 18
Share Repurchase Program

On July 21, 2010, the Company’s Board of Directors approved a share repurchase plan to repurchase up to $225 million of its common stock.  During the second quarter of fiscal 2011, the Company repurchased approximately 4.6 million shares at an average price of $5.53 per share for a total purchase price of $25.6 million under this plan.  During the third quarter of fiscal 2011, the Company repurchased approximately 6.6 million shares at an average price of $6.25 per share for a total purchase price of $41.4 million. As of January 2, 2011, approximately $158.0 million was available for future purchase under this share repurchase program.  Share repurchases were recorded as treasury stock and resulted in a reduction of stockholders’ equity.

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

This discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and accompanying Notes included in this report and the Audited Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended March 28, 2010 filed with the SEC. Operating results for the three months and nine months ended January 2, 2011 are not necessarily indicative of operating results for an entire fiscal year. The Company’s fiscal year is the 52- or 53-week period ending on the Sunday closest to March 31.  In a 52-week year, each fiscal quarter consists of 13 weeks.  In a 53-week year, the additional week is usually added to the third quarter, making such quarter consist of 14 weeks.  The third quarter of fiscal 2011 was a fourteen week period, while the third quarter of fiscal 2010 was a thirteen week period.

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

Revenues

(in thousands)	Three months ended		Nine months ended
	Jan 2, 2011	Dec. 27, 2009	Jan 2, 2011	Dec. 27, 2009
Communications	$72,775	$61,689	$220,159	$179,663
Computing and Consumer	80,455	80,791	258,251	218,275
Total	$153,230	$142,480	$478,410	$397,938

Communications Segment

Revenues in our Communications segment increased $11.1 million, or 18% in the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010 reflected the improvement in overall economic conditions and the ramp up of new products.  Revenues from our communication products increased 24% due to the significant growth in demand for our timing and telecom products in the communications markets.  Revenues from our flow control management products more than doubled as sales of our Rapid I/O switching solutions products continued to ramp. Revenues from our SRAM, multi-port, FIFO, and digital logic products increased 17% due to the strength in the communication integrated circuit market.  Partially offsetting these increases was a decrease in sales of our networking search engine products and military products as a result of our divestiture of the networking (NWD) assets and military (MNC) business in the second quarter and third quarter of fiscal 2010, respectively.

Computing and Consumer Segment

Revenues in our Computing and Consumer segment decreased $0.3 million in the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010 due to the decreased demand and channel inventory re-balancing at some of our distributors. Revenues within our analog and power division decreased 15% driven by lower demand for our personal computer and consumer products and reduction of distributor channel inventories.  Revenues within our Enterprise Computing division increased 23%, due to the continued growth in our Data Double Rate 3 (DDR3) and PCI Express products partially offset by the decline in our Advanced Memory Buffer (AMB) products.  Revenue within video and display division increased 28% attributable to the ramp up of new products.

Revenues (first nine months of fiscal 2011 compared to first nine months of fiscal 2010). Our year-to-date revenues through the third quarter of fiscal 2011 were $478.4 million, an increase of $80.5 million, or 20% when compared to the same period one year ago. The increase in revenues was primarily attributable to the improvement in overall economic conditions following the significant declines in the prior year, design wins and ramp up of new products. Revenue in our Communications segment increased $40.5 million, or 23%, driven by the factors discussed above.  Revenue in our Computing and Consumer segment increased $40.0 million, or 18% driven by strong sales of our DDR3, PCI Express products and ramp up of our video and display products, partially offset by the  broad demand weakness from our personal computing and consumer end markets and continued ramp down of our AMB products.

Revenues in APAC, North America, Japan and Europe accounted for 61%, 17%, 13% and 9%, respectively, of our consolidated revenues in the third quarter of fiscal 2011 compared to 65%, 16%, 11% and 8%, respectively, in the third quarter of fiscal 2010.  The Asia Pacific region continues to be our strongest region, as many of our largest customers utilize manufacturers in that region.

Included in the Balance Sheet caption “Deferred income on shipments to distributors” are amounts related to shipments to certain distributors for which revenue is not recognized until our product has been sold by the distributor to an end customer. The components as of January 2, 2011 and March 28, 2010 are as follows:

(in thousands)	Jan. 2, 2011	Mar. 28, 2010
Gross deferred revenue	$18,457	$22,008
Gross deferred costs	(2,985)	(3,247)
Deferred income on shipments to distributors	$15,472	18,761

The gross deferred revenue represents the gross value of shipments to distributors at the list price billed to the distributor less any price protection credits provided to them in connection with reductions in list price while the products remain in their inventory.  Based on our history, the amount ultimately recognized as revenue will be lower than this amount as a result of ship from stock pricing credits, which are issued in connection with the sell through of the product to an end customer.  As the amount of price adjustments subsequent to shipment is dependent on the overall market conditions, the levels of these adjustments can fluctuate significantly from period to period. Historically, this amount has represented an average of approximately 25% of the list price billed to the customer.  As these credits are issued, there is no impact to working capital as this reduces both accounts receivable and deferred revenue.  The gross deferred costs represent the standard costs (which approximate actual costs) of products we sell to the distributors.  The deferred income on shipments to distributors decreased $3.3 million or 18% for the third quarter of fiscal 2011 compared to the fourth quarter of fiscal 2010.  The decrease was primarily attributable to our effort of channel inventory re-balancing at some of our distributors.

Gross Profit

(in thousands)	Three months ended		Nine months ended
	Jan. 2, 2011	Dec. 27, 2009	Jan. 2, 2011	Dec. 27, 2009
Gross profit	$82,475	$59,729	$254,935	$158,025
Gross margin	54%	42%	53%	40%

Gross profit (the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010). Gross profit for the third quarter of fiscal 2011 was $82.5 million, an increase of $22.7 million, or 38% compared to the third quarter of fiscal 2010.  The increase in gross profit was primarily driven by higher revenue.  Our gross margin percentage was positively impacted by a favorable shift in the mix of products sold, a higher utilization of our fabrication facility and manufacturing cost reduction initiatives. The utilization of our manufacturing capacity in Oregon increased from approximately 90% of equipped capacity in the third quarter of fiscal 2010 to 100% of equipped capacity in the third quarter of fiscal 2011.  In addition, gross margin in the third quarter of fiscal 2011 was positively impacted by cost savings from the closure of our test facility in Singapore and consolidation of our test operations in Malaysia.  Our gross profit in the third quarter of fiscal 2010 was negatively impacted by $8.4 million related to the sale of acquired inventory valued at fair market value, less an estimated selling cost, associated with our acquisition of Tundra, while we had no such charges in the third quarter of fiscal 2011.

Gross Profit (first nine months of fiscal 2011 compared to the first nine months of fiscal 2010). Our year to date gross profit through the third quarter of fiscal 2011 was $254.9 million, an increase of $96.9 million, or 61% compared to the same period one year ago. The increase in gross profit was primarily attributable to the factors discussed above including higher utilization of our fabrication facility, a favorable shift in the mix of products sold and cost savings from the consolidation of our manufacturing operations in Malaysia. In addition, our gross profit for the first nine months of fiscal 2010 was negatively impacted by the sale of acquired inventory from Tundra which were valued at fair market value, less an estimated selling cost,  severance and benefit costs related to a reduction in force associated with our acquisition of Tundra, the restructuring action within our Oregon fabrication facility in the second quarter of fiscal 2010 and an impairment charge related to a note receivable net of deferred gain for the assets we sold to our subcontractor in fiscal 2007, while we had no such charges in the first nine months of fiscal 2011.  Our gross margin for the nine months of fiscal 2011 also benefited from decreases in equipment expense and stock based compensation expense.  Partially offsetting these decreases was an increase in incentive compensation expense.

Operating Expenses

The following table shows our operating expenses:

	Three months ended				Nine months ended
	Jan. 2, 2011	% of Net Revenues	Dec. 27, 2009	% of Net Revenues	Jan. 2, 2011	% of Net Revenues	Dec. 27, 2009	% of Net Revenues
Research and Development	$46,143	30%	$38,316	27%	$133,865	28%	$116,086	29%
Selling, General and Administrative	$27,056	18%	$24,754	17%	$81,255	17%	$80,851	20%

Research and Development (“R&D”)

R&D (the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010). R&D expenses increased $7.8 million, or 20%, to $46.1 million in the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010.  The increase in R&D was primarily attributable to an additional one week in the third quarter of fiscal 2011, $1.5 million increase in incentive compensation expense, $0.7 million increase in other performance bonus expense associated with the acquisitions and $0.4 million increase in 401K matching.  Equipment expenses, product developments and photomasks expense increased $0.6 million, $0.3 million and $0.5 million, respectively, as we increased development efforts to bring new products to market. Partially offsetting these increases was a $0.2 million decrease in consulting service expense.

R&D (the first nine months of fiscal 2011 compared to the first nine months of fiscal 2010). Our year to date R&D expenses were $133.9 million, an increase of $17.8 million, or 15% compared to the same period one year ago. The increase was primarily attributable to an additional one week in the first nine months of fiscal 2011, $6.3 million increase in the incentive compensation expense and $2.5 million increase in other performance bonus expense as a result of acquisitions.  Equipment expenses and product development expenses increased $2.9 million and $1.1 million, respectively. Partially offsetting these increases was a $1.3 million decrease in photomask expense and a $1.0 million decrease in severance and retention expense.

Selling, general and administrative (“SG&A”)

SG&A (the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010). SG&A expenses increased $2.3 million, or 9%, to $27.0 million in the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010.  The increase in SG&A was primarily due to an additional one week in the third quarter of fiscal 2011, $0.4 million increase in severance and retention expense and $0.6 million increase in incentive compensation expense. Sales representative commissions increased $0.6 million attributable to higher revenues in the third quarter of fiscal 2011.  In addition, travel and entrainment costs, trade show and outside services expense increased $0.3 million, $0.5 million and $0.5 million, respectively. Partially offsetting these increases was a $0.4 million decrease in intangible assets amortization expense as the majority of intangible assets acquired from the ICS acquisition were fully amortized.

SG&A (the first nine months of fiscal 2011 compared to the first nine months of fiscal 2010). Our year to date SG&A expenses were $81.3 million, an increase of $0.4 million, or 1% compared to the same period one year ago. The increase was primarily attributable to an additional one week in the first nine months of fiscal 2011, $2.6 million increase in incentive compensation expense, $1.8 million increase in stock based compensation expense, $1.1 million increase in travel and entertainment costs and $0.8 million increase in sales conference and trade shows.  In addition, sales commission expense increased $0.9 million due to revenue increase. Partially offsetting these decreases was a $5.6 million decrease in severance and retention expense and a $2.1 million decrease in outside service expense primarily related to reductions in legal, tax, accounting and outside consulting services.

Restructuring

As part of an effort to streamline operations with changing market conditions and to create a more efficient organization, we have undertaken restructuring actions to reduce our workforce and consolidate facilities.  Our restructuring expenses have been comprised primarily of: (i) severance and termination benefit costs related to the reduction of our workforce; and (ii) lease termination costs and costs associated with permanently vacating certain facilities.

In the third quarter of fiscal 2011, we initiated a restructuring action intended to further adjust our skills mix to new strategic and product opportunities. The restructuring action included a reduction in headcount in our multiple divisions. As a result, we recorded restructuring expenses of approximately $1.7 million for severance payments, payments under federal, state and province notice statutes and retention and other benefits associated with this restructuring action in the third quarter of fiscal 2011. As of January 2, 2011, we made severance and retention payments totaling $0.5 million related to this restructuring action. We expect to complete this restructuring action in the fourth quarter of fiscal 2011.

In connection with the discontinuing manufacturing operations at our Singapore facility in the fourth quarter of fiscal 2010, we exited the leased facility in Singapore in the first quarter of fiscal 2011. As a result, we recorded lease impairment charges of approximately $0.8 million in the first nine months of fiscal 2011, which represented the future rental payments under the agreements, reduced by an estimate of sublease incomes, and discounted to present value using an interest rate applicable to us. These charges were recorded as cost of goods sold.  Since the initial restructuring, we have made lease payments of $0.2 million.  As of January 2, 2011, the remaining accrued lease liabilities were $0.6 million. We expect to pay off the facility lease charges through the third quarter of fiscal 2013.

In connection with the divestitures in the third quarter of fiscal 2010, we exited certain leased facilities. As a result, we recorded lease impairment charges of approximately $0.9 million, which represented the future rental payments under the agreements, reduced by an estimate of sublease incomes, and discounted to present value using an interest rate applicable to us. These charges were recorded as SG&A.  Since the initial restructuring, we have made lease payments of $0.6 million related to the vacated facilities.  As of January 2, 2011, the remaining accrued lease liabilities were $0.3 million. We expect to pay off the facility lease charges through the first quarter of fiscal 2013.

In addition, in connection with its plan to transition the manufacture of products to TSMC, our management approved a plan to exit wafer production operations at our Oregon fabrication facility.  As a result, we accrued restructuring expenses of approximately $4.8 million for severance payments and other benefits associated with this restructuring action in fiscal 2010. We expect to complete this restructuring action in the third quarter of fiscal 2012.

During the second quarter of fiscal 2006, we completed the consolidation of our Northern California workforce into our San Jose headquarters and exited a leased facility in Salinas, California. We recorded lease impairment charges of approximately $2.1 million, of which $0.6 million was recorded as cost of revenues, $0.9 million was recorded as R&D expense and $0.6 million was recorded as SG&A expense. Since the initial restructuring, we have made lease payments of $1.4 million related to the vacated facility in Salinas.  As of January 2, 2011, the remaining accrued lease liabilities were $0.7 million.  We expect to pay off this facility charges through the third quarter of fiscal 2014.

Interest Income and Other, Net

The components of interest income and other, net are summarized as follows:

(in thousands)	Three months ended		Nine months ended
	Jan. 2, 2011	Dec. 27, 2009	Jan. 2, 2011	Dec. 27, 2009
Interest income	$272	$412	$833	$1,436
Other income, net	1,080	170	1,960	1,740
Interest income and other, net	1,352	582	2,793	3,176

Interest income decreased $0.1 million in the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010, primarily attributable to lower average interest rates and lower cash and investment balances during the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010.  Other income, net increased $0.9 million in the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010.  The increase was primarily attributable to $0.3 million increase in gains on our investment portfolio of marketable equity securities related to our deferred compensation arrangements.  In addition, we recorded $0.3 million miscellaneous gain and $0.1 million gain on sale of our fixed assets in the third quarter of fiscal 2011, while we recorded a loss in the third quarter of fiscal 2010.

Interest income decreased $0.6 million in the first nine months of fiscal 2011 compared to the first nine months of fiscal 2010.  The decrease is primarily attributable to less favorable interest rates and lower cash and investment balances during the first nine months of fiscal 2011 compared to the first nine months of fiscal 2010.  Other income, net increased $0.2 million in the first nine months of fiscal 2011 as compared to the first nine months of fiscal 2010.  The increase was primarily attributable to a $0.8 million miscellaneous gain and a $0.1 million gain on sale of our fixed assets in the first nine months of fiscal 2011, while we recorded a $0.2 million loss in the first nine months of fiscal 2010. In addition, foreign currency loss decreased $0.2 million in the first nine months of fiscal 2011 compared to the first nine months of fiscal 2010.  Partially offsetting these increases was a $1.2 million decrease in gain on our investment portfolio of marketable equity securities related to our deferred compensation arrangements.

Provision for Income Taxes

We recorded an income tax provision of $30.5 thousand in the third quarter of fiscal 2011, a decrease of $116 thousand, or 79% compared to the third quarter of fiscal 2010. The income tax provision in the third quarter of fiscal 2011 and fiscal 2010 were attributable to estimated U.S. and state taxes and foreign income taxes.

As of January 2, 2011, we continued to maintain a valuation allowance against our net U.S. deferred tax asset, as we could not conclude that it is more likely than not that we will be able to realize our U.S. deferred tax assets in the foreseeable future. We will continue to evaluate the release of the valuation allowance on a quarterly basis.

As of January 2, 2011, we were subject to examination in the U.S. federal tax jurisdiction for the fiscal years beginning with 2004. In February 2009, the Internal Revenue Service (IRS) commenced a tax audit for fiscal years beginning 2006 through 2008.  We believe that it is reasonably possible that the IRS audit and the audits in foreign jurisdictions may be resolved and/or there will be an expiration of the statute of limitations within the next twelve months, which could result in the potential recognition of unrecognized tax benefits within the next twelve months of up to $37 million, including tax, interest and penalties. The specific positions that may be resolved include issues regarding transfer pricing, extraterritorial income exclusion and various other matters.

Liquidity and Capital Resources

Our cash and available for sale investments were $308.2 million at January 2, 2011, a decrease of $35.0 million compared to March 28, 2010.  The decrease was primarily attributable to the repurchase of approximately $96.9 million of our common stock, net cash payments of $6.2 million relating to the acquisition of IKOR and $7.6 million used to purchase capital equipment and other, net, partially offset by $71.9 million cash from operations in the first nine months of fiscal 2011.  We had no outstanding debt at January 2, 2011 and March 28, 2010.

Cash equivalents are highly liquid investments with original maturities of three months or less at the time of purchase. We maintain the cash and cash equivalents with reputable major financial institutions. Deposits with these banks may exceed the Federal Deposit Insurance Corporation (FDIC) insurance limits or similar limits in foreign jurisdictions. These deposits typically may be redeemed upon demand and, therefore, bear minimal risk. In addition, a significant portion of cash equivalents is concentrated in money market funds which are invested in U.S. government treasuries only. While we monitor daily the cash balances in our operating accounts and adjust the balances as appropriate, these balances could be impacted if one or more of the financial institutions with which we deposit fails or is subject to other adverse conditions in the financial markets. As of January 2, 2011, we have not experienced any loss or lack of access to our invested cash or cash equivalents in our operating accounts.  However, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets. See Part II, Item 1A-“Risk Factors: Global Market and Economic Conditions, including those related to the credit markets, may adversely affect our business and results of operations.”

In addition, as much of our revenues are generated outside the U.S., a significant portion of our cash and investment portfolio accumulates offshore. At January 2, 2011, we had cash, cash equivalents and investments of approximately $238.0 million invested overseas in accounts belonging to various IDT foreign operating entities. While these amounts are primarily invested in U.S. dollars, a portion is held in foreign currencies, and all offshore balances are exposed to local political, banking, currency control and other risks. In addition, these amounts may be subject to tax and other transfer restrictions.

All of our available-for-sale investments are subject to a periodic impairment review. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. This determination requires significant judgment. For publicly traded investments, impairment is determined based upon the specific facts and circumstances present at the time, including a review of the closing price over the length of time, general market conditions and our intent and ability to hold the investment for a period of time sufficient to allow for recovery. Although we believe the portfolio continues to be comprised of sound investments due to high credit ratings and government guarantees of the underlying investments, a further decline in the capital and financial markets would adversely impact the market values of its investments and their liquidity. We continually monitor the credit risk in our portfolio and future developments in the credit markets and make appropriate changes to our investment policy as deemed necessary. We did not record any other-than-temporary impairment charges related to our short-term investments in the first nine months of fiscal 2011 and fiscal 2010.

We recorded a net income of $41.2 million in the first nine months of fiscal 2011 compared to a net income of $39.1 million in the first nine months of fiscal 2010.  Net cash provided by operating activities increased $26.7 million to $71.9 million for the first nine months of fiscal 2011compared to $45.2 million for the first nine months of fiscal 2010.  A summary of the non-cash items included in net income that changed significantly year over year are as follows:

•	We recorded a $78.3 million gain in connection with our divestitures in the first nine months of fiscal 2010. We recorded no such gain in the first nine months of fiscal 2011.

•
Depreciation expense was $13.6 million in the first nine months of fiscal 2011 compared to $17.3 million in the first nine months of fiscal 2010.  The decrease was primarily attributable to a large portion of our manufacturing equipment being fully depreciated and our continuous efforts to control capital asset purchases.

•
Amortization of intangible assets was $14.9 million in the first nine months of fiscal 2011 compared to $16.1 million in the same period one year ago.  The decrease was due to a large portion of intangible assets related to the ICS acquisition being fully amortized.

•
In the first nine months of fiscal 2010, we recorded a $1.9 million impairment charge related to a note receivable from one of our subcontractors in connection with the sale of equipments in fiscal 2007.  We did not record such charges in the first nine months of fiscal 2011.

Net cash provided by working capital related items decreased $47.6 million, from a net $36.5 million provided by cash in the first nine months of fiscal 2010 to a net $11.1 million cash used in the first nine months of fiscal 2011. A summary of significant working capital items used relatively more cash in the first nine months of fiscal 2011 included:

•
An increase in inventory of $9.6 million in the first nine months of fiscal 2011 compared to a decrease of $27.6 million in the first nine months of fiscal 2010.  The increase in the first nine months of fiscal 2011 was due to increased work in process to support increased higher shipment levels combined with our build of buffer stock in anticipation of our wafer fabrication transition to the third party foundry.  The decrease in the first nine months of fiscal 2010 was primarily attributable to our efforts to align our inventory levels to meet reduced demand.

•
A decrease in prepayments and other assets of $1.4 million in the first nine months of fiscal 2011 compared to a decrease of $4.4 million in the first nine months of fiscal 2010. The decrease in the first nine months of fiscal 2011 was primarily attributable to the normal recurring prepaid amortization, partially offset by additional software maintenance and license agreements signed and paid.  The decrease in the first nine months of fiscal 2010 was primarily attributable to payments received from one of our foundries related to defective products, VAT refund from the foreign government and normal recurring prepaid amortization, partially offset by additional software maintenance agreements signed and paid.

•
A decrease in accounts payable of $1.9 million in the first nine months of fiscal 2011 compared to an increase of $6.2 million in the first nine months of fiscal 2010.  The decrease in the first nine months of fiscal 2011 was primarily attributable to the decrease in the volume of foundry and subcontractor activity and timing of payments.  The increase in the first nine months of fiscal 2010 was primarily attributable to the increase in the volume of foundry and subcontractor activity and timing of payments.

•
A decrease in deferred income on shipments to distributors of $3.3 million in the first nine months of fiscal 2011 compared to an increase of $0.1 million in the first nine months of fiscal 2010.  The decrease in deferred income on shipments to distributors in the first nine months of fiscal 2011 was attributable to decreases in shipments to distributors to rebalance distributor channel inventory.  The increase in deferred income on shipments to distributors in the first nine months of 2010 was attributable to the increased shipments to distributors.

•
A decrease in other accrued liabilities and long-term liabilities of $5.2 million in the first nine months of fiscal 2011 compared to an increase of $4.8 million in the first nine months of fiscal 2010.  The decrease in the first nine months of fiscal 2011 was primarily attributable to decreases in accruals related to our restructuring actions and decreases in supplier obligations, both due to payments made in the first nine months of fiscal 2011.  The increase in the first nine months of fiscal 2010 was primarily attributable to an increase in accruals related to our restructuring actions and the deferred gain related to the agreement signed in connection with divestiture of our NWD assets.

The factors listed above were partially offset by other working capital items that provided relatively more cash in the first nine months of fiscal 2011:

•
A decrease in accounts receivable of $0.1 million in the first nine months of fiscal 2011 compared to an increase of $5.9 million in the first nine months of fiscal 2010.  The decrease in the first nine months of fiscal 2011 reflected our cash collection efforts and timing of shipments.  The increase in the first nine months of fiscal 2010 was primarily attributable to the timing of shipments.

•
An increase in accrued compensation of $5.6 million in the first nine months of fiscal 2011 compared to a decrease of $4.3 million in the first nine months of fiscal 2010.  The increase in accrued compensation in the first nine months of fiscal 2011was primarily attributable to an accrual related to the incentive compensation expense as we implemented our new annual incentive plan in the beginning of the first quarter of fiscal 2011 and an increase in other employee bonus accrual as a result of our acquisitions.  The decrease in accrued compensation in the first nine months of fiscal 2010 was due to the suspension of our old performance bonus program as a result of our cost control efforts.

•
An increase in income taxes payable of $1.2 million in the first nine months of fiscal 2011 compared to an increase of $3.1 million in the first nine months of fiscal 2010.  The increase in the first nine months of fiscal 2011 was primarily attributable to the increase in tax provision.  The increase in the first nine months of fiscal 2010 was attributable to the discrete income tax provision of $2.5 million related to the sale of the NWD assets.

Net cash used by investing activities was $12.1 million in the first nine months of fiscal 2011, compared to net cash provided by investing activities of $5.1 million in the first nine months of fiscal 2010.  In the first nine months of fiscal 2011, we used $352.2 million to purchase short-term investments and non-marketable securities, paid approximately $6.2 million for the IKOR acquisition, $1.2 million held in escrow related to our divestitures and used $7.6 million to purchase capital equipment and other, net.   Partially offsetting these amounts was $335.1 million cash proceeds from sale and maturity of short-term investments.  In the first nine months of fiscal 2010, we received $109.4 million net cash proceeds from the divestiture activities and $178.8 million cash proceeds from sale and maturity of short-term investments.  Partially offsetting these amounts, we used $208.8 million to purchase short-term investments and $9.9 million to purchase capital equipment and other, net. In addition, we paid approximately $58.5 million and $6.0 million, net of cash acquired, in conjunction with the acquisitions of Tundra and Leadis.

Net cash used by financing activities was $87.4 million in the first nine months of fiscal 2011, compared to net cash provided by financing activities of $1.5 million in the first nine months of fiscal 2010, primarily due to the absence of repurchases of common stock during the first quarter and second quarter of fiscal 2010.  In the first nine months of fiscal 2011, we repurchased approximately $96.9 million of common stock, partially offset by proceeds of approximately $9.8 million from the exercise of employee stock options and the issuance of stock under our employee stock purchase plan.  In the first nine months of fiscal 2010, we received approximately $4.9 million from the exercise of employee stock options and the issuance of stock under our employee stock purchase plan, partially offset by the repurchase of $3.3 million of common stock.

We anticipate capital expenditures of approximately $16.0 million during fiscal 2011 to be financed through cash generated from operations and existing cash and investments.  This estimate includes $12.6 million in capital expenditures in the first nine months of fiscal 2011.

We believe that existing cash and investment balances, together with cash flows from operations, will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months.

Off-balance Sheet Arrangements

As of January 2, 2011, we did not have any off-balance sheet arrangements, as defined under SEC Regulation S-K Item 303(a)(4)(ii).

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

Our interest rate risk relates primarily to our short-term investments of $214.8 million as of January 2, 2011. By policy, we limit our exposure to long-term investments and mitigate the credit risk through diversification and adherence to a policy requiring the purchase of highly rated securities. As of January 2, 2011, the Company’s cash, cash equivalents and investment portfolio was concentrated in securities with same day liquidity and at the end of fiscal 2010, a substantial majority of securities in our investment portfolio had maturities of less than two years. Although a hypothetical 10% change in interest rates could have a material effect on the fair value of our investment portfolio at a given time, we normally hold these investments until maturity, which results in no realized impact on results of operations or cash flows.  We do not currently use derivative financial instruments in our investment portfolio.

At January 2, 2011, we had no outstanding debt.

We are exposed to foreign currency exchange rate risk as a result of international sales, assets and liabilities of foreign subsidiaries, local operating expenses of our foreign entities and capital purchases denominated in foreign currencies.  We may use derivative financial instruments to help manage our foreign currency exchange exposures.  We do not enter into derivatives for speculative or trading purposes. We performed a sensitivity analysis as of January 2, 2011 and determined that, without hedging the exposure, a 10% change in the value of the U.S. dollar would result in an approximate 0.3% impact on gross profit margin percentage, as we operate manufacturing facility in Malaysia, and an approximate 0.9% impact to operating expenses (as a percentage of revenue) as we operate sales offices in Japan and throughout Europe and design centers in China and Canada.  At January 2, 2011 we did not have any outstanding foreign exchange contract.

We did not have any currency exposure related to any outstanding capital purchases as of January 2, 2011.

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

At January 2, 2011, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level.  There have been no changes in our internal controls over financial reporting during the Company’s most recent fiscal quarter that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

PART II    OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Litigation

In April 2008, LSI Corporation and its wholly owned subsidiary Agere Systems Inc. (collectively “LSI”) instituted an action in the United States International Trade Commission (ITC or “Commission”), naming us and several other respondents.  The ITC action sought an exclusion order under section 337 of the Tariff Act to prevent importation into the U.S. of semiconductor integrated circuit devices and products made by methods alleged to infringe an LSI patent relating to tungsten metallization in semiconductor manufacturing. LSI also filed a companion case in the U.S. District Court for the Eastern District of Texas seeking an injunction and damages of an unspecified amount relating to such alleged infringement. Some of the defendants in the action have since settled the claims against them.  On March 22, 2010, the full ITC Commission issued its Notice of Decision indicating that it had found that the patent claims asserted by LSI were invalid and that there had been no violation of section 337 by us, and thereupon terminated its investigation.  On May 14, 2010, LSI filed a Notice of Appeal in the United States Court of Appeals for the Federal Circuit (“CAFC”) for review of the Final Determination of the Commission.  On July 13, 2010, the patent asserted by LSI in these actions expired.  A motion to dismiss the LSI appeal as moot, based on the expiration of the asserted patent, was granted by the CAFC on November 15, 2010.  The action in the U.S. District Court was previously stayed pending the outcome of the ITC action. We intend to vigorously defend ourselves against any claims that may be raised in this matter implicating us.

In November 2010, we filed a complaint in the Northern District of California against Phison Electronics Corp. (“Phison”) for infringement of our four patents directed to oscillator and clock signal technology.  The lawsuit seeks a preliminary and permanent injunction against Phison products as well as damages, attorney's fees and cost of the lawsuit.  Phison filed an answer to the Complaint on January 31, 2011, denying infringement of the patents in suit. A case management conference is set for March 17, 2011.

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

Our operating results can fluctuate dramatically.  Our operating results have fluctuated in the past and are likely to vary in the future.  For example, we recorded net income of $40.0 million in fiscal 2010, a net loss of $1,045.2 million in fiscal 2009 and net income of $34.2 million in fiscal 2008. Fluctuations in operating results can result from a wide variety of factors, including:

•	Global economic conditions, including those related to the credit markets, may adversely affect our business and results of operations;
•	Changes in the demand for and mix of products sold and in the markets we and our customers serve;
•	The cyclicality of the semiconductor industry;
•	The availability of industry-wide wafer processing capacity;

•	The availability of industry-wide and package specific assembly subcontract capacity and related raw materials;
•	Competitive pricing pressures;
•	The success and timing of new product and process technology announcements and introductions from us or our competitors;
•	Potential loss of market share among a concentrated group of customers;
•	Difficulty in attracting and retaining key personnel;
•	Difficulty in predicting customer product requirements;
•	Production difficulties and interruptions caused by our complex manufacturing and logistics operations;
•	Difficulty in managing fixed costs of our manufacturing capability in the face of changes in demand;
•	Reduced control over our manufacturing and product delivery as a result of our increasing reliance on subcontractors, foundry and other manufacturing services;
•	Costs and other issues relating to future acquisitions;
•	Availability and costs of raw materials from a limited number of suppliers;
•	Political and economic conditions in various geographic areas;
•	Costs associated with other events, such as intellectual property disputes or other litigation; and
•	Legislative, tax, accounting, or regulatory changes or changes in their interpretation.

Global Economic Conditions, including those related to the credit markets, may adversely affect our business and results of operations.

Adverse changes in global financial markets and rapidly deteriorating business conditions in the world’s developed economies in late 2008 and the first half of calendar year 2009 resulted in a significant global economic recession.  Concerns about the impact of high energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market, a declining real estate market in the U.S. and added concerns fueled by federal government interventions in the U.S. financial and credit markets contributed to instability in both U.S. and international capital and credit markets, reduced corporate profits and capital spending, weakened demand and diminished expectations for the U.S. and global economy.  These conditions, and the resulting low business and consumer confidence and high unemployment have contributed to substantial volatility in global capital markets and uncertain demand for our products throughout fiscal 2010 and fiscal 2011.  It is difficult for our customers, our vendors and us to accurately forecast and plan future business activities in this economic environment.

The economic slowdown resulted in reduced customer spending for semiconductors and weakened demand for our products which had a negative impact on our revenue, gross profit, results of operations and cash flows during fiscal 2010.  Although business conditions improved during the second half of fiscal 2010 and the first half of fiscal 2011, credit markets continue to be volatile and continued improvement in global economic activity is uncertain. Although the rate of economic growth in the United States as measured by gross domestic product (GDP) was positive throughout the first three quarters of fiscal 2011, order rates from our customers declined in both the quarter ended September 26, 2010 and  January 2, 2011 which is an indicator of lower demand for our products.  Should the rate of global economic growth falter, customer demand for our products may continue to decline which is likely to have a negative impact on our revenue, gross profit, results of operations and cash flows.  Reduced customer spending and weakened demand may drive the semiconductor industry to reduce product pricing, which would also have a negative impact on revenue, gross profit and results of operations.  In addition, the semiconductor industry has traditionally been highly cyclical and has often experienced significant downturns in connection with, or in anticipation of, deterioration in general economic conditions and we cannot accurately predict how severe and prolonged any downturn might be.

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

On August 6, 2009, we announced a plan to transition the manufacture of products currently produced at our Oregon fabrication facility to TSMC.  In connection with the plan, our management approved a plan to exit wafer production operations at our Oregon fabrication facility.   As a result, in the third quarter of fiscal 2011, we began to build inventory in anticipation of the transition.  Inventory levels are expected to increase through the September quarter of 2011, and possibly through the end of calendar 2011, to support the wafer fabrication transition and customer qualification of new foundry manufactured products.  However, if customer demand does not develop as we anticipate, it may become necessary for us to write-off or scrap a portion of the transition inventory which could adversely affect our gross margins and operating results.

If we are unable to execute our business strategy, our revenues and profitability may be adversely affected.

Our future financial performance and success are largely dependent on our ability to execute our business strategy successfully. Our present business strategy to be a leading provider of essential mixed signal semiconductor solutions includes, without limitation, plans to: (1) our ability to continue to aggressively manage, maintain and refine our product portfolio including focus on the development and growth of new applications; (2) our ability to continue to maintain existing customers, aggressively pursue and win new customers; (3) our ability to successfully develop, manufacture and market new products in a timely manner; (4) develop new products in a more efficient manner ; (5) sufficient differentiation and enhancement of our products; (6) successful deployment of R&D investment in area of displays, silicon timing, power management, signal integrity and radio frequency; (7) our ability to rationalize our manufacturing operations including the transition to wholly outsourced wafer fabrication operations.

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

Finally, we utilize a relatively small number of global and regional distributors around the world, who buy product directly from us on behalf of their customers. For example, one family of distributors, Maxtek and its affiliates, represented approximately 18% of our total revenues for the nine months of fiscal 2011 and represented approximately 20% of our gross accounts receivable as of January 2, 2011.  If our business relationships were to diminish or any of these global distributors were to file for bankruptcy or otherwise experience significantly adverse financial conditions, our business could be adversely impacted. Because we continue to be dependent upon continued revenue from a small group of OEM end customers, global and regional distributors, any material delay, cancellation or reduction of orders from or loss of these or  other major customers could cause our sales to decline significantly, and we may not be able to reduce the accompanying expenses at the same rate.

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

International operations add increased volatility to our operating results.

A substantial percentage of our total revenues are derived from international sales, as summarized below:

(percentage of total revenues)	First nine months of Fiscal 2011	Fiscal 2010	Fiscal 2009
Asia Pacific	65%	65%	63%
Americas	15%	17%	20%
Japan	11%	10%	9%
Europe	9%	8%	8%
Total	100%	100%	100%

In addition, our facility in Malaysia, our design centers in Canada and China, and our foreign sales offices incur payroll, facility and other expenses in local currencies. Accordingly, movements in foreign currency exchange rates can impact our revenues and costs of goods sold, as well as both pricing and demand for our products.

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

In addition, as much of our revenues are generated outside the United States, a significant portion of our cash and investment portfolio accumulates offshore.  At January 2, 2011, we had cash, cash equivalents and investments of approximately $238.0 million invested overseas in accounts belonging to various our company’s foreign operating entities.  While these amounts are primarily invested in U.S. dollars, a portion is held in foreign currencies, and all offshore balances are exposed to local political, banking, currency control and other risks.  In addition, these amounts may be subject to tax and other transfer restrictions.

If the credit market conditions deteriorate, it could have a material adverse impact on our investment portfolio.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information with respect to repurchases of our common stock during the third quarter of fiscal 2011:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
September 27, 2010 – October 31, 2010	1,147,300	$5.84	1,147,300	$192,705,238
November 1, 2010 – November 28, 2010	4,117,604	$6.20	4,117,604	$167,166,799
November 29, 2010 – January 2, 2011	1,356,300	$6.75	1,356,300	$158,008,706
Total	6,621,204	$6.25	6,621,204

On July 21, 2010, the Company’s Board of Directors approved a share repurchase plan to repurchase up to $225 million of its common stock.  During the second quarter of fiscal 2011, the Company repurchased approximately 4.6 million shares at an average price of $5.53 per share for a total purchase price of $25.6 million under this plan.  During the third quarter of fiscal 2011, the Company repurchased approximately 6.6 million shares at an average price of $6.25 per share for a total purchase price of $41.4 million. As of January 2, 2011, approximately $158.0 million was available for future purchase under this share repurchase program.  Share repurchases were recorded as treasury stock and resulted in a reduction of stockholders’ equity.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. REMOVED AND  RESERVED

ITEM 5. OTHER INFORMATION

None

ITEM 6.    EXHIBITS

(a)   The following exhibits are filed herewith:

Exhibit number	Description
31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, dated February 9, 2011.
31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, dated February 9, 2011.
32.1	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350 dated February 9, 2011.
32.2	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended and 18 U.S.C. Section 1350 dated February 9, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRATED DEVICE TECHNOLOGY, INC.
Date: February 9, 2011	/S/ THEODORE L. TEWKSBURY III Theodore L.Tewksbury III President and Chief Executive Officer
Date: February 9, 2011	/S/ RICHARD D. CROWLEY, JR. Richard D. Crowley, Jr. Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit number	Description
31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, dated February 9, 2011.
31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, dated February 9, 2011.
32.1	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350 dated February 9, 2011.
32.2	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended and 18 U.S.C. Section 1350 dated February 9, 2011.