Form 10-K
period 2011-04-03
INTEGRATED DEVICE TECHNOLOGY INC
filed 2011-05-31
CIK 703361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 3, 2011

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☒  Large accelerated filer                            ☐  Accelerated filer                            ☐  Non-accelerated filer               ☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $671 million, computed by reference to the last sales price of $5.70 as reported by The NASDAQ Stock Market LLC, as of the last business day of the registrant’s most recently completed second fiscal quarter, September 26, 2010. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant's Common Stock, $.001 par value, as of April 29, 2011 was approximately 148,173,243.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13, and 14 of Part III incorporate information by reference from the registrant’s Proxy Statement for the 2011 Annual Meeting of Stockholders.

INTEGRATED DEVICE TECHNOLOGY, INC.

ANNUAL REPORT ON FORM 10-K

PART I

Special Note Regarding Forward-Looking Statements

We have made statements in this Annual Report on Form 10-K in Part I, Item 1-“Business”, Item 1A-“Risk Factors”, Item 3-“Legal Proceedings”, Part II, Item 7-“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this Annual Report that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These statements relate to future events and the future results of Integrated Device Technology, Inc. and are based on current expectations, estimates, forecasts and projections about the industry in which we operate and the beliefs and assumptions of our management.  In addition, in this Annual Report on Form 10-K, the words “expects,” “anticipates,” ”targets,” “goals,” “projects,” “intends,” “plans, “believes,” “seeks, “estimates, “will,” “would,” “could,” “might”, and variations of such words and similar expressions, as they relate to us, our business and our management, are intended to identify such forward-looking statements.  Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved.  Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report under the section entitled “Risk Factors” under Part I, Item 1A and elsewhere in this Annual Report, and in other reports we file with the Securities and Exchange Commission (SEC), including our most recent quarterly reports on Form 10-Q.

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

ITEM 1. BUSINESS

We design, develop, manufacture and market a broad range of low-power, high-performance mixed signal semiconductor solutions for the advanced communications, computing and consumer industries. Currently, we offer communications solutions for customers within the enterprise, data center and wireless markets. Our computing products are designed specifically for desktop, notebook, sub-notebook, storage and server applications, optimized gaming consoles, set-top boxes, digital TV and smart phones for consumer-based clients. Ultimately, we envision equipping every digital system with an interface based on our silicon.

Our top talent and technology paired with an innovative product-development philosophy focused on digital media allow us to streamline a customer’s overall experience with digital media. Through system-level analog and digital innovation, we consistently deliver extraordinary value to our customers’ applications.

On a worldwide basis, we primarily market our products to original equipment manufacturers (OEMs) through a variety of channels, including direct sales, distributors, electronic manufacturing suppliers (EMS’s) and independent sales representatives.

We seek to differentiate our products from our competitors’ products through the following capabilities:

•	Focus on market leadership in timing, serial switching and memory interfaces and substantiate the foundation by adding new technologies, including analog, power management and systems expertise;

•
Investments in applications expertise, system-level knowledge and whole product solution elements that solve difficult technology challenges for our customers and enable them to reduce their overall bill-of-materials (BOM), increase system performance and lower power consumption while accelerating their time-to-market;

•	Application of our diverse skill, expertise and technology to help our customers achieve maximum benefit from evolving technology standards relevant in the market;

•	Dependability and reliability of an experienced, high-volume vendor with a long-term view;

•	Combination of our digital design silicon heritage and the latest in analog, mixed-signal capabilities to provide highly integrated Application Specific Standard Products (ASSPs); and

•	Customizable model and design services to offer user-configured, application-optimized, quick turn benefits to our customers.

IDT was incorporated in California in 1980 and reincorporated in Delaware in 1987. The terms “the Company,” “IDT,” “our,” “us” and “we” refer to Integrated Device Technology, Inc. and its consolidated subsidiaries, where applicable.

Available Information

We electronically file our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Exchange Act with the SEC. The public may read or copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.   You may obtain a free copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed with or furnished to the SEC on our website on the World Wide Web at http://www.IDT.com, by contacting the Investor Relations Department at our corporate offices by calling (408) 284-8200 or by sending an e-mail message to ir@IDT.com.

Products and Markets

We offer a broad portfolio of essential semiconductor solutions, including integrated circuits (ICs) that allow digital media to be synchronized, processed and delivered in current and next-generation communications, computing and consumer applications. Among these, we develop solutions that connect digital systems such as processors and memories to the analog world with sight, sound and touch. To accomplish this, our solutions require analog and digital as well as systems expertise. We have successfully expanded our product portfolios in four target applications – wireless infrastructure, servers, displays and mobile devices.

Fiscal year 2011 was a critical year for us, as we successfully transitioned into an analog and digital company and enhanced our market leadership capabilities in the timing, serial switching and memory interface markets. We continued to emphasize our growth strategy: defending and growing our core businesses while expanding our content in customers’ systems with new analog-intensive mixed signal solutions to achieve higher growth rates.

We measure our business based on two reportable segments: the Communications segment and the Computing and Consumer segment. In fiscal 2011, the Communications segment and the Computing and Consumer segment accounted for approximately 47% and 53%, respectively, of our total revenues of $625.7 million. In fiscal 2010, the Communications segment and the Computing and Consumer segment accounted for approximately 46% and 54%, respectively, of our total revenues of $535.9 million. In fiscal 2009, these segments accounted for approximately 44% and 56%, respectively, of our total revenues of $663.2 million.  For further information, see “Note 17 - Segments” in Part II, Item 8 of this Form10-K

By leveraging our products and markets, we deliver high value to our customers’ applications through system-level analog and digital innovations.

Communications Segment

The Communications segment includes clock and timing solutions, Serial RapidIO® switching solutions, Crystal Oscillator replacements, radio frequency (RF), signal path products, flow-control management devices, first in and first out (FIFOs), integrated communications processors, high-speed static random access memory (SRAM), digital logic and telecommunications products.

Communication Clocks: Created for networking, communications (SONET/SDH), advanced computing (servers and workstations) and enterprise storage (SAN and NAS) applications, our communication clocks include high-performance and high-reliability frequency generation and clock distribution products enabling clock-tree development, clock synthesizers optimized for Freescale PowerQUICC™ processors, FemtoClock™ ultra-low jitter clock sources, Stratum-compliant jitter attenuation and frequency translation PLLs, surface acoustic wave (SAW) PLL communications modules, voltage-controlled SAW oscillator modules and complementary metal oxide semiconductor (CMOS) crystal oscillator replacements. We are the leading provider of timing solutions, offering a complete portfolio of products for clock generation, distribution, recovery and jitter attenuation to serve numerous computing, consumer and communications applications.

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

Serial RapidIO Solutions: Our family of Serial RapidIO products provides cost-effective, off-the-shelf solutions targeting wireless base station infrastructure applications; specifically baseband processing solutions that utilize digital signal processing (DSP) clusters as well as radio card interface solutions utilizing the Common Public Radio Interface (CPRI™) industry standard. Our RapidIO switch family addresses the needs of switching data between multiple endpoints. These switches are ideal for central switch cards as well as baseband processing cards. The Serial Buffer family of devices provides all the necessary buffering and storage of data at full 10Gb line rates as well as parallel interfaces to enable the use of legacy components over a non-Serial RapidIO interface. The Functional InterConnect (FIC) devices offer low-cost connectivity between Serial RapidIO, CPRI, Time Division Multiplexing (TDM) and parallel interfaces. A “Baseband-on-a-Card” uTCA board with software and Application Programming Interfaces (APIs) enable our customers to significantly improve their time-to-market. These Serial RapidIO solutions are also ideal for other DSP cluster applications, including video imaging, IPTV, medical and military applications.

SRAM Products: With more than two decades of SRAM experience, we produce a broad line of high-speed, industry-standard SRAMs that are used in communications and other markets. We offer a wide range of products from 16-Kbit to 18-Mbit densities in synchronous and asynchronous architectures. We invented Zero Bus Turnaround® (ZBT®) technology, which has become the communications SRAM standard, and co-developed the quad data rate™ architecture (QDR).

RF Products: We provide an industry-first RF product, including the F1200 low-noise digital IF VGA, ideal for commercial radio systems with very high SNR requirements. Its extremely low distortion makes the device very flexible, while the 200 ohm differential input and output impedances allow it to integrate seamlessly into the signal path.

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

Computing and Consumer Segment

The Computing and Consumer Segment includes clock generation and distribution products, high-performance server memory interfaces, PCI Express switching solutions, signal integrity products, multi-port products, touch controllers, PC audio, power management solutions and video products.

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

Consumer and PC Clocks: Optimized for digital consumer applications, such as video game consoles, set-top boxes (cable, satellite and internet protocol [IP]/digital subscriber line [DSL]), digital TV and DVD recorders, our consumer clocks consist of custom and off-the-shelf solutions. Products include programmable timing devices that address in-system programming and test, clock redundancy and I/O translation. By directly enhancing design flexibility, portability and reliability, these products also reduce inventory and test costs. Our other consumer clocks include zero-delay buffers, clock synthesizers, voltage-controlled crystal oscillators and spread-spectrum clock generators. Our PC clocks offer a unique combination of features and high performance, enabling leading-edge technologies, such as PCI Express (Generation 1 and 2), as well as fully buffered, dual in-line memory modules. In addition, we provide customized clock solutions, offering optimized feature sets to meet the needs of specific motherboards. We offer the industry’s largest portfolio of PC clock products for all generations of motherboards that are manufactured by Intel, Inc., Via Technologies, Inc., Silicon Integrated Systems (SiS) Corporation. and Advanced Micro Devices, Inc.

We are the leading provider of silicon timing solutions, offering a complete portfolio of products for clock generation, distribution, recovery and jitter attenuation to serve numerous computing, consumer and communications applications.

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

Memory Interface Products: The broad range of our products for dual in-line memory modules (DIMMs) is a direct result of our significant experience in timing, high-speed serial interface and logic technologies. Our advanced memory buffer devices (AMBs) are a class of products that provide a high-speed, serial, communications interface between the memory controller and modules on the channel of FB-DIMMs for server and workstation applications. We offer register and PLL chipsets to meet the latest memory speed needs of server and workstation devices, including Single Data Rate (SDR), Double Data Rate (DDR), DDR2, and DDR3 memory technology.

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

Power Management Solutions: We offer the first in an anticipated series of companion power management and timing solutions. The initial solution features a new multiphase power converter paired with new system clock-power console designed to work together to improve system performance and power consumption in consumer and computing applications, such as desktops, notebooks, gaming systems, servers and workstations. With this patented pairing, the new solution from us not only reduces power consumption and lowers bill of materials, but also simplifies board layout and speeds time-to-market.

●
The Power Metering Solutions represent our entry into the smart grid industry with its first family of metering ICs for smart power meters. The Power Metering solutions feature the widest dynamic range in the industry as well as high accuracy, helping improve the performance of smart meters.

●
The Intelligent System Power Solutions device represents the industry’s first embedded mixed-signal platform solution and incorporates a microcontroller, power management, audio and other key functions into a single component. The new P95020 is a single-chip solution that provides intelligent system power management to help improve battery life in today’s portable electronic devices.

Signal Integrity Products: Computing and storage applications face increasing signal integrity challenges as data rates continuously rise. The high speed I/O used in today’s systems make cost-effective and reliable PCB design complicated. Our signal integrity products condition signals and help alleviate constraints in computing, storage and communications applications.

Switching Solutions: Our family of PCI Express switching solutions is aimed at high-performance server, storage, embedded and communications applications. Moreover, we offer customers a complete integrated hardware/software development kit that includes evaluation boards, software drivers and a graphical user interface that enables complete system configuration and optimization. Our PCIe Gen1 and Gen2 devices are optimized for I/O expansion system interconnects and inter-domain communications.

Touch Controllers: Increasingly, touch technology is being used in consumer electronics and durable goods to create sleek, streamlined products. The latest mobile phone and media player designs feature capacitive touch, differentiating them from standard offerings with mechanical buttons. In consumer durables, such as washing machines and refrigerators, touch interfaces are implemented not only for visual appeal, but also for enhanced reliability in kitchen and laundry environments where heat, moisture and dust present challenges for traditional input techniques. We offer compelling touch solutions based on a strategy of integration, reliability and power efficiency.

Video: We offer advanced mixed-signal video interfaces based on the DisplayPort® standard. Our PanelPort™ timing controller and receiver devices are based on the DisplayPort standard, which is replacing legacy parallel interfaces external to PCs and internal to digital televisions. Additionally, we provide high performance mixed-signal interface products that complement our consumer timing products. Products include low voltage differential signaling (LVDS) display interface chips, high definition media interface (HDMI) receiver chips and triple-ADC (analog-to-digital converter) video samplers. We also offer Hollywood Quality Video™ HQV™ video processing through our Reon™ and Vida™ families of video processors.

Acquisition

On April 16, 2010, we acquired certain assets of IKOR, a former subsidiary of iWatt Corporation.  IKOR designed and manufactured power voltage regulator module (VRM) solutions for high-performance computing. The total purchase price was $7.7 million. IKOR’s patented coupled inductor technology complements our growing power management initiative and uniquely positions us to serve the high-performance power management demands of the enterprise computing segment. For further information, please see “Note 3 - Business Combinations” in Part II, Item 8 of this Annual Report on Form 10-K.
Sales Channels

We sell our semiconductor products through three channels: direct sales to OEMs and EMSs, consignment sales to OEMs and EMSs, and sales through distributors.  Direct sales are managed mainly through our internal sales force and independent sales representatives.  Revenue is recognized on direct sales based on the relevant shipping terms.  During fiscal 2011, direct sales accounted for approximately 26% of our total worldwide revenues.

Consignment sales relate to areas where we have established hubs at or near key customers to allow them quick access to our products.  We retain ownership of the product at consignment locations until the product is pulled by the customer.  Consignment sales are managed by our internal sales team and accounted for approximately 6% of our total worldwide revenues in fiscal 2011.

The majority of our worldwide sales are through distributors.  Our distributors within the U.S. and Europe have rights to price protection, ship from stock pricing credits and stock rotation.  Due to the uncertainty of the amount of the credits related to these programs, revenue is not recognized until the product has been sold by the distributor to an end customer.  Within the Asia Pacific (“APAC”) region and Japan, distributors have limited stock rotation and little or no price protection rights.   Revenue is recognized upon shipment to these distributors as we are able to reasonably estimate the amount of pricing adjustments and stock rotation returns.  Revenue recognized on a sell through basis through distribution represented approximately 17% of our total worldwide revenues in fiscal 2011, while revenue through distribution recognized upon shipment represented 51% of our total worldwide revenues in the same period.

One family of distributors, Maxtek and its affiliates, represented approximately 19%, 21% and 21% of our total revenues in fiscal 2011, 2010 and 2009, respectively.  Another distributor, Avnet, represented approximately 13%, 11% and 10% of our total revenues in fiscal 2011, 2010 and 2009, respectively.  No single direct or consignment customer represented 10% or more of our total revenues in fiscal 2011, 2010 or 2009.

During fiscal 2011, sales within the Americas, Europe, APAC, and Japan represented approximately 15%, 10%, 64% and 11%, respectively, of our total revenues.   Additional details regarding revenues are included in the Consolidated Financial Statements and Notes to the Consolidated Financial Statements. Please see “Note 17 - Segments” in Part II, Item 8 of this Annual Report.

Customers

We market our products on a worldwide basis, primarily to OEMs, who in turn, incorporate our products into the customers’ products marketed under their brands. We work closely with our OEM customers to design and integrate current and next generation products to meet the requirements of end users.  Many of our end customer OEMs have outsourced their manufacturing to a concentrated group of global EMSs and original design manufacturers (ODMs), who then buy product directly from us or through our distributors on behalf of the OEM. These EMSs and ODMs have achieved greater autonomy in design win, product qualification and product purchasing decisions, especially for commodity products.  No direct OEM customer accounted for 10% or more of our total revenues in fiscal 2011, 2010 or 2009. However, when sales through all channels are considered, we estimate that end-customer sales to Cisco Systems, Inc. and/or its wholly-owned subsidiaries represented approximately 12% our revenues in fiscal 2009. No customer accounted for 10% or more of our total revenues in fiscal 2011 or 2010.

Government Contracts

The Company may from time-to-time derive revenue from contracts and subcontracts with agencies of, or prime or secondary contractors to, the U.S. government, including U.S. military agencies.  Consequently, we are subject to certain business risks that are particular to companies that contract with U.S. government agencies.  These risks include the ability of the U.S. government or related contractors to unilaterally:

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

In addition, because we may enter into defense industry contracts with respect to products that are sold both within and outside of the United States, we are subject to the following additional risks in connection with government contracts:

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

The revenue from, and activity with, contracts and subcontracts with agencies of, or prime contractors to, the U.S. government, has declined subsequent to the disposition of our military business to Spectrum Control, Inc. in fiscal 2010.  For further information, please see “Note 4 - Divestitures” in Part II, Item 8 of this Annual Report on Form 10-K.

Manufacturing

In fiscal 2011, we manufactured wafers at our Oregon wafer fabrication facility which produces 200mm (8-inch) wafers ranging from 0.6-micron to 0.12-micron process technologies. For wafers which require more advanced manufacturing processes, we use third-party foundries that are primarily located in the APAC region.  In connection with our plan to transition the manufacture of products to Taiwan Semiconductor Manufacturing Limited

("TSMC"), we made a decision to exit wafer production operations at our Oregon fabrication facility.  We expect to complete the transition to TSMC in the fourth quarter of fiscal 2012. In fiscal 2011, we assembled or packaged products at several different subcontractors in the APAC region.  Utilizing several different subcontractors located in different countries enables us to negotiate lower prices and limits the risk associated with production concentration in one country or company.  The criteria used to select assembly subcontractors include, but are not limited to cost, quality, delivery, and subcontractor financial stability.

At the beginning of fiscal 2011, we discontinued our test operations in our Singapore facility and consolidated with our test operations in to our facility in Malaysia. As a result, in fiscal 2011, we performed the vast majority of test operations at the company-owned test facility located in Malaysia.  A relatively small amount of test operations were also performed at third party subcontractors in the APAC region.

Backlog

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

Seasonal Trends

Certain of our products are sold in the computing and consumer end markets which generally have followed annual seasonal trends. Historically, sales of products for these end markets have been higher in the second half of the fiscal year than in the first half of the fiscal year as consumer purchases of PCs and gaming systems increase significantly in the second half of the calendar year due to back-to-school and holiday demand.

Research and Development

Our research and development efforts emphasize the development and design of proprietary, differentiated, high-performance, low-power analog and mixed-signal semiconductor products. We believe that a sustained level of investment in research and development is necessary to maintain our competitive position. We operate research and development centers in Irvine, San Jose and Sunnyvale, California; Fort Collins, Colorado; Tempe and Tucson, Arizona; Atlanta, Georgia; Austin, Texas; Basking Ridge, New Jersey; Andover, Marlborough and Watertown, Massachusetts; Ann Arbor, Michigan; Montreal, Ottawa and Toronto, Canada and Shanghai, China. Research and development expenses, as a percentage of revenues, were approximately 28%, 29% and 24% in fiscal 2011, 2010 and 2009, respectively.

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

Our competitive strategy is to use our applications expertise to develop a deep understanding of customers’ systems and to use our unique combination of analog and digital technologies to develop complete product portfolios that solve our customers’

whole problem.  We differentiate our products through innovative configurations, proprietary features, high performance, and breadth of offerings. Our ability to compete successfully and to expand our business will depend on a number of factors, including but not limited to:

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

Intellectual Property and Licensing

We rely primarily on our patents, trade secrets, contractual provisions, licenses, copyrights, trademarks, and other proprietary rights mechanisms to protect our intellectual property.  We believe that our intellectual property is a key corporate asset, and we continue to invest in intellectual property protection. We also intend to continue our efforts to increase the breadth of our patent portfolio. There can be no assurance that any patents issued to us will not be challenged, invalidated or circumvented, that the rights granted thereunder will provide competitive advantages to us or that our efforts to protect our intellectual property rights will be successful.

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

Employees

As of April 3, 2011, we had approximately 2,053 employees worldwide, with approximately 1,063 employees located in the United States.  Our future success depends in part on our ability to attract and retain qualified personnel, particularly engineers, who are often in great demand. We have implemented policies enabling our employees to share in our success, including stock option, restricted stock unit, stock purchase and incentive bonus plans. We have never had a work stoppage related to labor issues.  None of our employees are currently represented by a collective bargaining agreement, and we consider our relationship with our employees to be good.

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

Our operating results can fluctuate dramatically.  Our operating results have fluctuated in the past and are likely to vary in the future.  For example, we recorded net income of $72.6 million in fiscal 2011 and $40.0 million in fiscal 2010 and a net loss of $1,045.2 million in fiscal 2009. Fluctuations in operating results can result from a wide variety of factors, including:

•	Global economic conditions, including those related to the credit markets, may adversely affect our business and results of operations;
•	Changes in the demand for and mix of products sold and in the markets we and our customers serve;
•	The cyclicality of the semiconductor industry;
•	The availability of industry-wide wafer processing capacity;
•	The availability of industry-wide and package specific assembly subcontract capacity and related raw materials;
•	Competitive pricing pressures;
•	The success and timing of new product and process technology announcements and introductions from us or our competitors;
•	Potential loss of market share among a concentrated group of customers;
•	Difficulty in attracting and retaining key personnel;
•	Difficulty in predicting customer product requirements;
•	Production difficulties and interruptions caused by our complex manufacturing and logistics operations;
•	Difficulty in managing fixed costs of our manufacturing capability in the face of changes in demand;
•	Reduced control over our manufacturing and product delivery as a result of our increasing reliance on subcontractors, foundry and other manufacturing services;
•	Unrealized potential of acquired businesses and resulting assets impairment;
•	Availability and costs of raw materials from a limited number of suppliers;
•	Political and economic conditions in various geographic areas;
•
Reduced customer demand as a result of the impact from natural and/or man-made disasters which may adversely impact our customer’s manufacturing capability or reduce our customer’s ability to acquire critical materials or components to manufacture their end products;

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

The economic slowdown resulted in reduced customer spending for semiconductors and weakened demand for our products which had a negative impact on our revenue, gross profit, results of operations and cash flows during fiscal 2010.  Although business conditions improved during the second half of fiscal 2010 and throughout fiscal 2011, global credit markets continue to be volatile and continued improvement in global economic activity is uncertain. Although the rate of economic growth in the United States as measured by gross domestic product (GDP) was positive throughout fiscal 2011, order rates from our customers declined in both the quarters ending September 26, 2010 and  January 2, 2011, indicating lower demand for our products.  Should the rate of global economic growth falter, customer demand for our products may continue to decline which is likely to have a negative impact on our revenue, gross profit, results of operations and cash flows.  Reduced customer spending and weakened demand may drive the semiconductor industry to reduce product pricing, which would also have a negative impact on our revenue, gross profit and results of operations and cash flows.  In addition, the semiconductor industry has traditionally been highly cyclical and has often experienced significant downturns in connection with, or in anticipation of, deterioration in general economic conditions and we cannot accurately predict how severe and prolonged any downturn might be.

The cyclicality of the semiconductor industry exacerbates the volatility of our operating results.

The semiconductor industry is highly cyclical. The semiconductor industry has experienced significant downturns, often in connection with product cycles of both semiconductor companies and their customers, but also related to declines in general economic conditions.  These downturns have been characterized by volatile customer demand, high inventory levels and accelerated erosion of average selling prices.  Any future economic downturns could significantly impact our business from one period to the next relative to demand and product pricing.  In addition, the semiconductor industry has experienced periods of increased demand, during which we may experience internal and external manufacturing constraints.  We may experience substantial changes in future operating results due to the cyclical nature of the semiconductor industry.

Demand for our products depends primarily on demand in the communications, enterprise computing, personal computer (PC), and consumer markets which can be significantly impacted by concerns over macroeconomic issues.

Our product portfolio consists predominantly of semiconductor solutions for the communications, computing, and consumer markets.  Our strategy and resources are directed at the development, production and marketing of products for these markets.   The markets for our products will depend on continued and growing demand for communications equipment, servers, PCs and consumer electronics.  These end-user markets may experience changes in demand that could adversely affect our business and could be greater in periods of economic uncertainty and contraction.  To the extent demand or markets for our products or markets for our products do not grow, our business could be adversely affected.

We build most of our products based on estimated demand forecasts.

Demand for our products can change rapidly and without advance notice. Demand can also be affected by changes in our customers’ levels of inventory and differences in the timing and pattern of orders from their end customers.  A large percentage of our revenue in the APAC region is recognized upon shipment to our distributors.  Consequently, we have less visibility over both inventory levels at our distributors and end customer demand for our products.  Further, the distributors have assumed more risk associated with changes in end demand for our products.  Accordingly, significant changes in end demand in the semiconductor business in general, or for our products in particular, may be difficult for us to detect or otherwise measure, which could cause us to incorrectly forecast end-market demand for our products.  If we are not able to accurately forecast end demand for our products, we may be left with large amounts of unsold products, may not be able to fill all actual orders, and may not be able to efficiently utilize our existing manufacturing capacity or make optimal investment and other business decisions. As a result, we may end up with excess and obsolete inventory or we may be unable to meet customer short-term demands, either of which could have an adverse impact on our operating results.

On August 6, 2009, we announced a plan to transition the manufacture of products currently produced at our Oregon fabrication facility to TSMC.  In connection with the plan, our management approved a plan to exit wafer production operations at our Oregon fabrication facility.   As a result, in the third quarter of fiscal 2011, we began to build inventory in anticipation of the transition.  Inventory levels are expected to increase through the second quarter of fiscal 2012, and possibly through the third quarter of fiscal 2012, to support the wafer fabrication transition and customer qualification of new foundry manufactured products.  However, if customer demand does not develop as we anticipate, it may become necessary for us to write-off or scrap a portion of the transition inventory which could adversely affect our gross margins and operating results.

If we are unable to execute our business strategy, our revenues and profitability may be adversely affected.

Our future financial performance and success are largely dependent on our ability to execute our business strategy successfully. Our present business strategy to be a leading provider of essential mixed signal semiconductor solutions includes, without limitation, plans to: (1) our ability to continue to aggressively manage, maintain and refine our product portfolio including focus on the development and growth of new applications; (2) our ability to continue to maintain existing customers, aggressively pursue and win new customers; (3) our ability to successfully develop, manufacture and market new products in a timely manner; (4) our ability to develop new products in a more efficient manner ; (5) our ability to sufficiently differentiate and enhance of our products; (5) our ability to successfully deploy R&D investment in the areas of displays, silicon timing, power management, signal integrity and radio frequency; (6) our ability to rationalize our manufacturing operations including the transition to wholly outsourced wafer fabrication operations.

We cannot assure you that we will successfully implement our business strategy or that implementing our strategy will sustain or improve our results of operations. In particular, we cannot assure you that we will be able to build our position in markets with high growth potential, increase our volume or revenue, rationalize our manufacturing operations or reduce our costs and expenses.

Our business strategy is based on our assumptions about the future demand for our current products and the new products and applications that we are developing and on our ability to produce our products profitably. Each of these factors is subject to one or more of the risk factors set forth in this annual report.  Several risks that could affect our ability to implement our business strategy are beyond our control. In addition, circumstances beyond our control and changes in our business or industry may require us to change our business strategy.

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

Many of our end-customer OEMs have outsourced their manufacturing to a concentrated group of global EMSs and original design manufacturers (“ODMs”) who then buy products directly from us or from our distributors on behalf of the OEM.  These EMSs and ODMs have achieved greater autonomy in the design win, product qualification and product purchasing decisions, especially for commodity products. Competition for the business of these EMSs and ODMs is intense and there is no assurance we can remain competitive and retain our existing market share with these customers. If these companies were to allocate a higher share of commodity or second-source business to our competitors instead of buying our products, our results would be adversely affected. Furthermore, as EMSs and ODMs have represented a growing percentage of our overall business, our concentration of credit and other business risks with these customers has increased. Competition among global EMSs and ODMs is intense as they operate on extremely thin margins.  If any one or more of these global EMSs or ODMs were to file for bankruptcy or otherwise experience significantly adverse financial conditions, our business would be adversely impacted as well.

In addition, we utilize a relatively small number of global and regional distributors around the world, who buy product directly from us on behalf of their customers. For example, one family of distributors, Maxtek and its affiliates, represented approximately 19% of our total revenues for fiscal 2011 and represented approximately 19% of our gross accounts receivable as of April 3, 2011.  If our business relationships with any of these distributors were to diminish or any of these distributors were to file for bankruptcy or otherwise experience significantly adverse financial conditions, our business could be adversely impacted. Because we continue to be dependent upon continued revenue from a small group of OEM end customers and global and regional distributors, any material delay, cancellation or reduction of orders from or loss of these or  other major customers could cause our sales to decline significantly, and we may not be able to reduce the corresponding expenses at the same rate.

We are reliant upon subcontractors and third-party foundries.

Beginning in fiscal 2008, we stopped performing assembly services in-house and are totally dependent on subcontractors for assembly operations.  We are also dependent on third-party outside foundries for the manufacture of an increasing portion of our silicon wafers.  Our increased reliance on subcontractors and third-party foundries for our current products increases certain risks because we will have less control over manufacturing quality and delivery schedules, maintenance of sufficient capacity to meet our orders and generally, maintaining the manufacturing processes we require.  As a result of our decision to transfer our internal wafer fabrication production to outside foundries, our use of subcontractors and third-party foundries will continue to increase.  Due to production lead times and potential capacity constraints, any failure on our part to adequately forecast the mix of product demand and resulting foundry and subcontractor requirements could adversely affect our operating results.  In addition, we cannot be certain that these foundries and subcontractors will continue to manufacture, assemble, package and test products for us on acceptable economic and quality terms, or at all, and it may be difficult for us to find alternatives in a timely and cost-effective manner if they do not do so.

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

Our operations and business could be significantly harmed by natural disasters.

A majority of the third-party foundries and subcontractors we currently use are primarily located in China, Malaysia, Philippines, Singapore, South Korea, Taiwan and Thailand.  In addition, we own a test facility in Malaysia.  The risk of an earthquake and tsunami in these Pacific Rim locations is significant, as highlighted by the severe earthquake and tsunami that struck the northeast coast of Japan in March 2011. However, we have not experienced the significant impact on our operations from this disaster. The occurrence of an earthquake, drought, floods, fires or other natural disaster near any of these locations could cause a significant reduction of end customer demand, a disruption of the global supply chain, an increase in the cost of products that we purchase and otherwise interfere with our ability to conduct our business. In addition, public health issues, acts of terrorism or other catastrophic events could significantly delay the production or shipment of our products. Although we maintain insurance for some of the damage that may be caused by natural disasters, our insurance coverage may not be sufficient to cover all of our potential losses and would not cover us for lost business. As a result, a natural disaster in one or more of these regions could have a material adverse effect on our financial condition and results of operations.

We have made and may continue to make acquisitions and divestitures which could divert management’s attention, cause ownership dilution to our stockholders, be difficult to integrate and/or adversely affect our financial results.

Acquisitions and divestitures are commonplace in the semiconductor industry and we have acquired and divested, and may continue to acquire or divest businesses and technologies. Integrating newly acquired businesses or technologies could put a strain on our resources, could be costly and time consuming, and might not be successful. Acquisitions or divestitures could divert our management’s attention and other resources from other business concerns. In addition, we might lose key employees while integrating new organizations. Acquisitions and divestitures could also result in customer dissatisfaction, performance problems with an acquired company or technology, dilutive or potentially dilutive issuances of equity securities, the incurrence of debt, the assumption or incurrence of contingent liabilities, or other unanticipated events or circumstances, any of which could harm our business. Consequently, we might not be successful in acquiring or integrating any new businesses, products or technologies, and might not achieve anticipated revenues and cost benefits. In addition, we might be unsuccessful in finding or completing divestiture opportunities on acceptable terms in a timely manner.

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

As a global company, our effective tax rate is highly dependent upon the geographic composition of worldwide earnings and tax regulations governing each region in which we operate. We are subject to income taxes in the United States and various foreign jurisdictions, and significant judgment is required to determine worldwide tax liabilities. Our effective tax rate could be adversely affected by changes in the mix of earnings between countries with differing statutory tax rates, in the valuation of deferred tax assets, in tax laws or by material audit assessments, which could affect our profitability. In particular, the carrying value of deferred tax assets, which are predominantly in the United States (U.S.), is dependent upon our ability to generate future taxable income in the United States. In addition, the amount of income taxes we pay is subject to ongoing audits in various jurisdictions, and a material assessment by a governing tax authority such as the United States Internal Revenue Service could have a material affect on our profitability.

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

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on our results of operations (please see Note 1 “Summary of Significant Accounting Policies” in Part II, Item 8 of this Annual Report on Form 10-K).  Such methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and factors may arise over time that leads us to change our methods, estimates and judgments.  Changes in those methods, estimates and judgments could significantly affect our results of operations.  In particular, the calculation of stock-based compensation expense under the authoritative guidance requires us to use valuation methodologies that were not developed for use in valuing employee stock options and make a number of assumptions, estimates and conclusions regarding matters such as expected forfeitures, expected volatility of our share price and the exercise behavior of our employees.  Changes in these variables could impact our stock-based compensation expense and have a significant impact on our gross margins, research and development and selling, general and administrative expenses.

Our reported financial results may be adversely affected by new accounting pronouncements or changes in existing accounting standards and practices.

We prepare our financial statements in conformity with accounting principles generally accepted in the United States.  These accounting principles are subject to interpretation by the Financial Accounting Standards Board (FASB), SEC and various organizations formed to interpret and create appropriate accounting standards and practices. New accounting pronouncements and varying interpretations of accounting standards and practices have occurred and may occur in the future. New accounting pronouncements or a change in the interpretation of existing accounting standards or practices may have a significant effect on our reported financial results and may even affect our reporting of transactions completed before the change is announced or effective.

Tax benefits we receive may be terminated or reduced in the future, which would increase our costs.

As a result of our international manufacturing operations, a significant portion of our worldwide profits are in jurisdictions outside the United States, including Bermuda and Malaysia which offer significant reductions in tax rates.  These lower tax rates allow us to record a relatively low tax expense on a worldwide basis.  Under current Bermuda law, we are not subject to tax on our income and capital gains.  If U.S. corporate income tax laws were to change regarding deferral of manufacturing profits or other matters impacting our operating structure, this would have a significant impact to our financial results.  President Obama’s Administration budget proposals have U.S. tax legislative proposals that, if enacted, may adversely impact our effective tax rate and overall tax paying position in the U.S.

In addition, we were granted a tax holiday in Malaysia during fiscal 2009.  The tax holiday was contingent upon us continuing to meet specified investment criteria in fixed assets, and to operate as an APAC regional headquarters center.  In the fourth quarter of fiscal 2011, we agreed with the Malaysia Industrial Development Board (MIDA) to cancel this tax holiday and entered into a new tax holiday which is a full tax exemption on statutory income for a period of 10 years commencing April 4, 2011.  We are required to meet several requirements as to financial targets, investment, headcount and activities in Malaysia to retain this status.  Our inability to renew this tax holiday when it expires or meet certain conditions of the agreement with MIDA may adversely impact our effective tax rate.

International operations add increased volatility to our operating results.

A substantial percentage of our total revenues are derived from international sales, as summarized below:

(percentage of total revenues)	Fiscal 2011	Fiscal 2010	Fiscal 2009
Asia Pacific	64%	65%	63%
Americas	15%	17%	20%
Japan	11%	10%	9%
Europe	10%	8%	8%
Total	100%	100%	100%

In addition, our test facility in Malaysia, our design centers in Canada and China, and our foreign sales offices incur payroll, facility and other expenses in local currencies. Accordingly, movements in foreign currency exchange rates can impact our revenues and costs of goods sold, as well as both pricing and demand for our products.

Our non-U.S. offshore sites, manufacturing subcontractors and export sales are also subject to risks associated with foreign operations, including:

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

Contract pricing for raw materials and equipment used in the fabrication and assembly processes, as well as for foundry and subcontract assembly services, may also be impacted by currency controls, exchange rate fluctuations and currency devaluations.  We sometimes hedge currency risk for currencies that are highly liquid and freely quoted, but may not enter into hedge contracts for currencies with limited trading volume. In addition, as much of our revenues are generated outside the United States, a significant portion of our cash and investment portfolio accumulates in the foreign countries in which we operate.  At April 3, 2011, we had cash, cash equivalents and investments of approximately $176.4 million invested overseas in accounts belonging to our foreign subsidiaries.  While these amounts are primarily invested in U.S. dollars, a portion is held in foreign currencies, and all offshore balances are exposed to local political, banking, currency control and other risks.  In addition, these amounts may be subject to tax and other transfer restrictions.

If the credit market conditions deteriorate, it could have a material adverse impact on our investment portfolio.

Although we manage our investment portfolio by purchasing only highly rated securities and diversifying our investments across various sectors, investment types, and underlying issuers, recent volatility in the short-term financial markets has been unprecedented.   We have no securities in asset backed commercial paper and hold no auction rated or mortgage backed securities.  However it is uncertain as to the full extent of the current credit and liquidity crisis and with possible further deterioration, particularly within one or several of the large financial institutions, the value of our investments could be negatively impacted.

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

We had over $1 billion of goodwill and over $204 million of intangible assets on our balance sheet at the beginning of fiscal 2009.  As a result of our impairment analysis in fiscal 2009, we recorded a goodwill impairment charge of $946.3 million and an acquisition-related intangible asset impairment charge of $79.4 million primarily related to the ICS acquisition in fiscal 2006. In determining fair value, we consider various factors including our market capitalization, forecasted revenue and costs, risk-adjusted discount rates, future economic and market conditions, determination of appropriate market comparables and expected periods over which our assets will be utilized and other variables.

If our assumptions regarding forecasted cash flow, revenue and margin growth rates of certain long-lived asset groups and reporting units are not achieved, it is reasonably possible that an impairment review may be triggered for the remaining balance of goodwill and long-lived assets prior to the next annual review in the fourth quarter of fiscal 2012, which could result in material charges that could impact our operating results and financial position. In addition, from time to time, we have made investments in other companies, both public and private.  If the companies that we invest in are unable to execute their plans and succeed in their respective markets, we may not benefit from such investments, and we could potentially lose invested resources.  In addition, we evaluate our investment portfolio on a regular basis to determine if impairments have occurred.  Impairment charges could have a material impact on our results of operations in any period.

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

We may from time-to-time derive revenue from contracts and subcontracts with agencies of, or prime or secondary contractors to, the U.S. government, including U.S. military agencies.  Consequently, we are subject to certain business risks that are particular to companies that contract with U.S. government agencies.  These risks include the ability of the U.S. government or related contractors to unilaterally:

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

In addition, because we may enter into defense industry contracts with respect to products that are sold both within and outside of the United States, we are subject to the following additional risks in connection with government contracts:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We own and operate a wafer fabrication facility in Hillsboro, Oregon (approximately 245,000 square feet) and own and operate a test facility in Malaysia (approximately 145,000 square feet). Our Malaysia facility is subject to ground leases. For more information on our production facilities, please refer to Item 1, "Manufacturing," in this Annual Report on Form 10-K.

Our corporate headquarters and various administrative, engineering and support functions are located in San Jose, California.  We own and occupy approximately 263,000 square feet of space at our San Jose headquarters.  We also lease various facilities throughout the world for research and development and sales and marketing functions, including design centers in the United States, Canada and China.

We believe that the facilities that we currently own or lease are suitable and adequate for our needs for the immediate future.

ITEM 3. LEGAL PROCEEDINGS

For a discussion of legal proceedings, please see “Note 14 – Commitments and contingencies” in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 4. (REMOVED and RESERVED)

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our Common Stock is traded on the NASDAQ Global Select Market under the symbol IDTI. The following table shows the high and low closing sales prices for our Common Stock as reported by the NASDAQ Global Select Market for the fiscal periods indicated:

	High	Low
Fiscal 2011
First Quarter	$7.08	$5.19
Second Quarter	6.22	4.87
Third Quarter	7.23	5.65
Fourth Quarter	8.39	6.28

Fiscal 2010
First Quarter	$6.62	$4.54
Second Quarter	7.29	5.80
Third Quarter	6.81	5.66
Fourth Quarter	6.78	5.36

Stockholders
As of April 29, 2011, there were approximately 733 record holders of our Common Stock. A substantial majority of our shares are held by brokers and other institutions on behalf of individual stockholders.

Dividends

We have never paid cash dividends on our Common Stock. We currently plan to retain any future earnings for use in our business and do not currently anticipate paying cash dividends in the foreseeable future.

Equity Incentive Programs

We primarily issue awards under our equity based plans in order to provide additional incentive and retention to directors and employees who are considered to be essential to the long-rang success of the Company.  Please see “Note 7 – Stock-Based Employee Compensation” in Part II, Item 8 of this Annual Report on Form 10-K.

Issuer Purchases of Equity Securities

The following table sets forth information with respect to repurchases of our common stock during the fourth quarter of fiscal 2011:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 3, 2011 – January 30, 2011	832,743	$6.64	832,743	$152,479,484
January 31, 2011 – February 27, 2011	392,432	$6.80	392,432	$149,809,713
February 28, 2011 – April 3, 2011	342,115	$7.27	342,115	$147,322,018
Total	1,567,290	$6.82	1,567,290

On January 18, 2007, our Board of Directors initiated a $200 million share repurchase program. In fiscal 2009 and 2008, our Board of Directors approved expansions of the share repurchase program by a total of $300 million to a total of $500 million. From fiscal 2007 to fiscal 2010, we repurchased approximately 42.9 million shares of our common stock at an average price of $10.40 per share for a total purchase price of $446.5 million. In fiscal 2011, we repurchased approximately 5.3 million shares at an average price of $5.65 per share of our common stock for a total purchase price of $29.9 million under this program. On July 21, 2010, our Board of Directors approved a new share repurchase plan to repurchase up to $225 million of our common stock.  In fiscal 2011, we repurchased approximately 12.8 million shares of our common stock at an average price of $6.06 per share for a total purchase price of $77.7 million under this new program.  The old share repurchase program was canceled upon the approval of the new share repurchase program.  As of April 3, 2011, approximately $147.3 million was available for future purchase under this new share repurchase program.  Share repurchases were recorded as treasury stock and resulted in a reduction of stockholders’ equity.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Integrated Device Technology, Inc., the S&P 500 Index
and the S&P Semiconductors Index

$120
$100
$80
$60
$40
$20
$0
2006
2007
2008
2009
2010
2011
Integrated Device Technology, Inc.
S&P 500
S&P Semiconductors

*$100 invested on 3/31/06 in stock or index, including reinvestment of dividends.
Fiscal year ending March 31.

Copyright© 2011 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Cumulative Total Return
	2006	2007	2008	2009	2010	2011
Integrated Device Technology, Inc.	$100.00	$103.77	$60.09	$30.62	$41.25	$49.63
S&P 500	$100.00	$111.83	$106.15	$65.72	$98.43	$113.83
S&P Semiconductor index	$100.00	$92.33	$87.69	$62.11	$97.20	$107.93

ITEM 6. SELECTED FINANCIAL DATA

The data set forth below are qualified in their entirety by reference to, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes thereto included in this Annual Report on Form 10-K.

Statements of Operations Data

	Fiscal Year Ended
(in thousands, except per share data)	April 3, 2011	March 28, 2010	March 29, 2009	March 30, 2008	April 1, 2007
Revenues	$625,705	$535,906	$663,245	$781,467	$803,596
Gross profit	335,311	224,907	274,449	339,332	340,648
Research and development expenses	177,546	157,486	161,192	165,599	166,433
Selling, general and administrative	108,192	107,037	125,810	161,708	191,211
Goodwill and intangible assets impairment	--	--	1,025,685	--	--
Gain on divestitures (1)	--	78,306	--	--	--
Operating income (loss)	49,573	(39,616)	(1,043,835)	12,025	(17,496)
Net Income (loss)	$72,627	$40,019	$(1,045,167)	$34,179	$(7,578)
Basic net income (loss) per share	0.47	0.24	(6.22)	0.18	(0.04)
Diluted net income (loss) per share	0.47	0.24	(6.22)	0.18	(0.04)
Shares used in computing net income (loss) per share:
Basic	154,511	165,408	168,114	187,213	198,106
Diluted	155,918	165,961	168,114	189,260	198,106
Net cash provided by operating activities	74,391	52,062	143,775	186,730	216,476

Balance Sheets and Other Data

(in thousands)	April 3, 2011	March 28, 2010	March 29, 2009	March 30, 2008	April 1, 2007
Cash, cash equivalents and investments (2)	$299,192	$343,189	$296,073	$239,191	$359,933
Total assets	727,460	750,945	678,367	1,783,253	2,041,732
Other long-term obligations	15,808	21,833	14,314	18,364	16,001
Stockholders' equity	$598,782	$599,740	$557,068	$1,620,822	$1,839,090
Number of employees	2,053	2,004	2,112	2,353	2,400

(1) Gain on divestitures were related to the divestitures of NWD assets in the second quarter of fiscal 2010, MNC business and SLE business in the third quarter of fiscal 2010.
(2) Cash, cash equivalents and investments exclude equity investments not classified as available for sale.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with “Item 6. Selected Financial Data” and “Item 8. Financial Statements and Supplementary Data”, included elsewhere in this Annual Report on Form 10-K.

The information in this Annual Report contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking. Forward-looking statements are based upon current expectations that involve a number of risks and uncertainties. These risks and uncertainties include, but are not limited to: operating results; new product introductions and sales; competitive conditions; capital expenditures and resources; manufacturing capacity utilization; customer demand and inventory levels; intellectual property issues; and the risk factors set forth in the section “Risk Factors” in Part I, Item 1A, of this Annual Report on Form 10-K. As a result of these risks and uncertainties, actual results and timing of events could differ significantly from those anticipated in the forward-looking statements. We undertake no obligation to publicly release any revisions to the forward-looking statements for future events or new information after the date of this Annual Report on Form 10-K.

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

We believe that the following accounting policies are "critical," as defined by the SEC, in that they are both highly important to the portrayal of our financial condition and results, and they require difficult management judgments, estimates and assumptions about matters that are inherently uncertain.

Our fiscal year is the 52 or 53 week period ending on the Sunday nearest to March 31. Fiscal 2011 included 53 weeks and ended on April 3, 2011. Fiscal 2010 and 2009 each included 52 weeks and ended on March 28, 2010 and March 29, 2009, respectively.

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

For distributors in the Americas and Europe regions, who have stock rotation, price protection and ship from stock pricing adjustment rights, we defer revenue and related cost of revenues on sales to these distributors until the product is sold through by the distributor to an end-customer.  Subsequent to shipment to the distributor, we may reduce product pricing through price protection based on market conditions, competitive considerations and other factors.  Price protection is granted to distributors on the inventory that they have on hand at the date the price protection is offered.  We also grant certain credits to our distributors on specifically identified portions of the distributors’ business to allow them to earn a competitive gross margin on the sale of our products to their end-customers.  As a result of our inability to estimate these credits, we have determined that the sales price to these distributors is not fixed or determinable until the final sale to the end-customer.

In the APAC region and Japan, we have distributors for which revenue is recognized upon shipment, with reserves recorded for the estimated return and pricing adjustment exposures.  The determination of the amount of reserves to be recorded for stock rotation rights requires that we make estimates as to the amount of product which will be returned by customers within their limited contractual rights.  We utilize historical return rates to estimate the exposure in accordance with authoritative guidance for Revenue Recognition When Right of Return Exists. In addition, from time to time, we offer pricing adjustments to distributors for product purchased in a given quarter that remains in their inventory.  These amounts are estimated by management based on discussions with customers, assessment of market trends, as well as historical experience.

Based on the terms in the agreements with our distributors and the application of this policy, we recognize revenue once the distributor sells our products to an end-customer for American and European distributors and recognize revenue upon shipment to Japanese and other Asian distributors.

Income Taxes.  We account for income taxes under an asset and liability approach that requires the expected future tax consequences of temporary differences between book and tax bases of assets and liabilities be recognized as deferred tax assets and liabilities. Generally accepted accounting principles require us to evaluate the ability to realize the value of our net deferred tax assets on an ongoing basis. A valuation allowance is recorded to reduce the net deferred tax assets to an amount that will more likely than not be realized. Accordingly, we consider various tax planning strategies, forecasts of future taxable income and our most recent operating results in assessing the need for a valuation allowance. In consideration of the ability to realize the value of net deferred tax assets, recent results must be given substantially more weight than any projections of future profitability. Since the fourth quarter of fiscal 2003, we have determined that, under applicable accounting principles, it is more likely than not that we will not realize the value of our net deferred tax assets. Our assumptions regarding the ultimate realization of these assets remained unchanged in fiscal 2011 and accordingly, we continue to maintain a valuation allowance to reduce our deferred tax assets to an amount that is more likely than not to be realized.

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

Valuation of Long-Lived Assets and Goodwill.  We own and operate our own manufacturing facilities (see Part I of this Form 10-K), and have also acquired certain businesses and product portfolios in recent years. As a result, we have property, plant and equipment, goodwill and other intangible assets. We evaluate these items for impairment on an annual basis, or sooner, if events or changes in circumstances indicate that carrying values may not be recoverable. Triggering events for impairment reviews may include adverse industry or economic trends, significant restructuring actions, significantly lowered projections of profitability, or a sustained decline in our market capitalization. Evaluations of possible impairment and if applicable, adjustments to carrying values, require us to estimate among other factors, future cash flows, useful lives and fair values of our reporting units and assets. Actual results may vary from our expectations.

We review goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables. We utilize a discounted cash flow analysis to estimate the fair value of our reporting units. Actual future results may differ from those estimates. In addition, we make certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each of our reporting units. As a result of our interim impairment analysis in the third quarter of fiscal 2009 and annual impairment analysis in the fourth quarter of fiscal

2009, we recorded goodwill impairment charges totaling $946.3 million in fiscal 2009.  During fiscal 2009, we recorded impairment charges related to long-lived assets of $79.4 million.  We completed our annual review of goodwill during the quarter ended April 3, 2011 and March 28, 2010 and concluded there was no impairment.

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

Overview

We believe our application specific product strategy which is targeted at larger, fast growing portions of the communications, computing and consumer electronics end markets, together with our investments in organic growth initiatives, will strengthen our business model and position us to serve larger, faster growing available markets in the coming years.

The following table and discussion provide an overview of our operating results for fiscal 2011, 2010 and 2009:

	Fiscal Year End
(in thousands, except for percentage)	April 3, 2011	% Change	March 28, 2010	% Change	March 29, 2009
Revenues	$625,705	17%	$535,906	(19)%	$663,245
Gross profit	$335,311	49%	$224,907	(18)%	$274,449
As a % of revenues	54%	12%	42%	1%	41%
Operating income (loss)	$49,573		$(39,616)		$(1,043,835)
As a % of revenues	8%		(7)%		(157)%
Net income (loss)	$72,627		$40,019		$(1,045,167)
As a % of revenues	12%		8%		(158)%

Our revenues increased 17% in fiscal 2011 compared to fiscal 2010, despite our divestiture of the network search engine business (NWD) at the beginning of the second fiscal quarter of fiscal 2010, the transition away from Advanced Memory

Buffer (AMB) products in Intel-based server platforms to lower priced memory interface devices and roll-off our PC clock products,.  The increase was primarily due to our new product revenue and increased demand for our core business products, such as communication clocks, serial switching devices and DDR3 memory interface products.  Our gross profit as a percentage of net revenues is dependent on our sales mix, as well as manufacturing efficiencies and execution relative to the level of factory utilization. Gross profit as a percentage of net revenues was 54% in fiscal 2011, an increase of 12%, compared to fiscal 2010, primarily driven by a favorable shift in the mix of products sold, a higher utilization of our fabrication facility and manufacturing cost reduction initiatives.

Our operating income increased from a loss of $39.6 million in fiscal 2010 to an income of $49.6 million in fiscal 2011.  Net income increased $32.6 million or 81% in fiscal 2011 compared to fiscal 2010.  We generated $74.4 million in cash from operations in fiscal 2011, an increase of 43% compared to fiscal 2010.  We ended fiscal 2011 with cash and cash equivalents and short-term investments of $299.2 million and have no outstanding debt.  We repurchased a total of 18.1 million shares of our common stock for a total of $107.6 million during fiscal 2011. These shares were repurchased in the open market under our stock repurchase programs both initiated in January 2007 (terminated in July 2010) and $225 million stock repurchase program initiated in July 2010 (see “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in Part II, Item 5 of this Form 10-K or see “Note 8–Stockholders’ Equity” in Part II, Item 8 of this Form 10-K). The stock repurchase activity is one element of our overall program to offset dilution from employee stock options and increase return on invested capital, which we believe improves shareholder value over time.

Results of Operations

In the first quarter of fiscal 2010, as part of a refinement of our business strategy, we transferred multi-port products from the Communications segment into the Computing and Consumer segment. This change in segment reporting had no impact on our consolidated balance sheets, statements of operations, statements of cash flows or statements of stockholders’ equity for any years presented. The segment information for the year ended March 29, 2009 has been adjusted retrospectively to conform to the current fiscal year presentation.  The Chief Executive Officer has been identified as the Chief Operating Decision Maker.

Our reportable segments include the following:

▪
Communications segment: includes clock and timing solutions, Serial RapidIO® switching solutions, flow-control management devices, FIFOs, integrated communications processors, high-speed SRAM, military application (divested in the third quarter of fiscal 2010), digital logic, telecommunications and network search engines (divested in the second quarter of fiscal 2010).

▪
Computing and Consumer segment: includes timing products, PCI Express switching and bridging solutions, high-performance server memory interfaces, multi-port products, touch controller, signal integrity products, PC audio and video products.

Revenues
	Fiscal Year Ended
(in thousands)	April 3, 2011	March 28, 2010	March 29, 2009
Communications	$291,426	$245,438	$294,698
Computing and Consumer	334,279	290,468	368,547
Total revenues	$625,705	$535,906	$663,245

Communications Segment

Revenues in our Communications segment increased $46.0 million, or 19% in fiscal 2011 compared to fiscal 2010 due to an improved macroeconomic environment and increased demand for our products.  Revenues from our flow control management products more than doubled as a result of the significant growth in demand for our Rapid I/O switching solutions products, along with increased demand for our timing and telecom products in the communications markets.  Revenues from SRAM, FIFO, and digital logic products increased 20% due to the strength in the communication integrated circuit market.  Revenues from our all-silicon oscillator products contributed to the revenues increase in fiscal 2011 as a result of our acquisition of Mobius in January 2010. Partially offsetting these increases was a decrease in sales of our networking search engine products and military products as a result of our divestiture of the networking (NWD) assets and military (MNC) business in the second quarter and third quarter of fiscal 2010, respectively.

Revenues in our Communications segment decreased $49.3 million, or 17% in fiscal 2010 compared to fiscal 2009 due to the overall weakness in our communications end markets, which were negatively impacted by the economic downturn.  In addition, the divestiture of our NWD assets and MNC business, and lower revenues from SRAM, FIFO, and digital logic products contributed to the decrease in fiscal 2010. The decrease was partially offset by the increased sales of our flow control management products as a result of our acquisition of Tundra Semiconductor Corporation  (Tundra) in June 2009.

Computing and Consumer Segment

Revenues in our Computing Consumer segment increased $43.8 million, or 15% in fiscal 2011 compared to fiscal 2010 as a result of the improved global macroeconomic environment, design wins and ramp up of new products.  Revenues from our analog and power products increased 8% primarily attributable to revenues from power voltage regulator module (VRM) solutions as a result of the IKOR acquisition and new consumer product design wins.  Revenues from our DDR3 products more than doubled as a result of strong demand from the computer server end market.  In addition, revenues from our video products increased as a result of a ramp up of new products.  Partially offsetting these increases was a decline in our Advanced Memory Buffer (AMB) products and lower revenue from sales of our personal computing products due to weak demand and selling price erosion.

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

Revenues by Region

Revenues in APAC, Americas, Japan and Europe accounted for 64%, 15%, 11% and 10%, respectively, of consolidated revenues in fiscal 2011 compared to 65%, 17%, 10% and 8%, respectively, of our consolidated revenues in fiscal 2010.  The Asia Pacific region continues to be our strongest region, as many of our largest customers utilize manufacturers in that region.

Deferred Income on Shipments to Distributions

Included in the Balance Sheet caption “Deferred income on shipments to distributors” are amounts related to shipments to certain distributors for which revenue is not recognized until our product has been sold by the distributor to an end customer. The components as of April 3, 2011 and March 28, 2010 are as follows:

	Fiscal Year Ended
(in thousands)	April 3, 2011	March 28, 2010
Gross deferred revenue	$15,463	$22,008
Gross deferred costs	(2,610)	(3,247)
Deferred income on shipments to distributors	$12,853	$18,761

The gross deferred revenue represents the gross value of shipments to distributors at the list price billed to the distributor less any price protection credits provided to them in connection with reductions in list price while the products remain in their inventory.  Based on our history, the amount ultimately recognized as revenue is generally less than the gross deferred revenue as a result of ship from stock pricing credits, which are issued in connection with the sell through of the product to an end customer.  As the amount of price adjustments subsequent to shipment is dependent on the overall market conditions, the levels of these adjustments can fluctuate significantly from period to period. Historically, the price adjustments have represented an average of approximately 25% of the list price billed to the customer.  As these credits are issued, there is no impact to working capital as this reduces both accounts receivable and deferred revenue.  The gross deferred costs represent the standard costs (which approximate actual costs) of products we sell to the distributors.  The deferred income on shipments to distributors decreased $5.9 million or 31% in fiscal 2011 compared to fiscal 2010.  The decrease was primarily attributable to distributor inventory reduction efforts.

Gross Profit

	Fiscal Year Ended
(in thousands)	April 3, 2011	March 28, 2010	March 29, 2009
Gross Profit	$335,311	$224,907	$274,449
Gross Profit Percentage	54%	42%	41%

Gross profit increased $110.4 million, or 49% in fiscal 2011 compared to fiscal 2010 and gross profit percentage increased 12% in fiscal 2011 compared to fiscal 2010.  Our gross profit percentage was positively impacted by a favorable shift in the mix of products sold, a higher utilization of our fabrication facility and manufacturing cost reduction initiatives. The utilization of our manufacturing capacity in Oregon increased from approximately 79% of equipped capacity in 2010 to 100% of equipped capacity in fiscal 2011.  In addition, gross profit percentage in fiscal 2011 was positively impacted by cost savings from the closure of our test facility in Singapore and consolidation of our test operations in Malaysia.  Our gross profit percentage in fiscal 2010 was negatively impacted by $8.4 million related to the sale of acquired inventory valued at fair market value, less an estimated selling cost, associated with our acquisition of Tundra and $5.7 million of restructuring costs, while we had no such charges in fiscal 2011.

Gross profit for fiscal 2010 was $224.9 million, a decrease of $49.5 million compared to $274.4 million in fiscal 2009 and gross profit percentage in fiscal 2010 was 42% compared to 41% in fiscal 2009.  Our gross profit percentage was positively impacted by a higher utilization of our fabrication facility and a favorable shift in the mix of products sold. The utilization of our manufacturing capacity in Oregon increased from approximately 67% of equipped capacity in fiscal 2009 to 79% of equipped capacity in fiscal 2010.  Our gross profit percentage in 2010 was negatively impacted in the amount of $8.4 million related to the sale of inventory acquired and valued at fair value, less estimated selling costs, associated with our acquisition of Tundra and $5.7 million of restructuring costs in fiscal 2010. Offsetting these, our gross profit percentage benefited from a $41.3 million decrease in intangible asset amortization, as we wrote down the carrying value of certain intangible assets in fiscal 2009. In addition, a portion of the intangible assets are being amortized on an accelerated method, resulting in decreased amortization over time.

Operating Expenses

The following table presents our operating expenses for fiscal years 2011, 2010 and 2009, respectively:

	April 3, 2011		March 28, 2010		March 29, 2009
(in thousands)	Dollar Amount	% of Net Revenues	Dollar Amount	% of Net Revenues	Dollar Amount	% of Net Revenues
Research and development	$177,546	28%	$157,486	29%	$161,192	24%
Selling, General and administrative	$108,192	17%	$107,037	20%	$125,810	19%
In-process research and development	$--	--%	$--	--%	$5,597	1%

Research and Development (“R&D”)

R&D expense increased $20.1 million, or 13%, to $177.5 million in fiscal 2011 compared to fiscal 2010.  The increase was primarily attributable to an additional one week of operations in fiscal 2011, $8.0 million increase in incentive compensation expense as a result of the commencement of our new annual incentive compensation program in the first quarter of fiscal 2011, $1.6 million increase in temporary labor expense, $0.9 million increase in 401K matching, and $1.1 million increase in medical insurance cost.  In addition, equipment expenses, product development and R&D material expense increased $3.0 million, $1.1 million and $1.0 million, respectively, as we increased development efforts to bring new products to market.  Partially offsetting these increases was a $1.5 million decrease in severance expense and $1.5 million decrease in outside professional service expense.

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

Selling, general and administrative (“SG&A”)

SG&A expenses increased $1.2 million, or 1%, to $108.2 million in fiscal 2011 compared to fiscal 2010.  The increase in SG&A was primarily due to an additional one week of operations in fiscal 2011, $3.5 million increase in incentive compensation expense as a result of the commencement of our new annual incentive compensation program in the first quarter of fiscal 2011, and $1.5 million increase in stock based compensation expense. Sales representative commissions increased $1.1 million attributable to higher revenues in fiscal 2011.  Partially offsetting these increases was a $3.1 million decrease in legal expense primarily attributable to lower acquisition and litigation activities in fiscal 2011and a $5.6 million decrease in severance expense.

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

Acquired In-Process Research and Development (“IPR&D”)

In fiscal 2009, in connection with our acquisition of Silicon Optix’s video processing technology and related assets, we recorded a $5.6 million expense for IPR&D.  For this transaction, the allocation of the purchase price to IPR&D was determined by identifying technologies that had not attained technological feasibility and that did not have future alternative uses.  Technological feasibility is established when an enterprise has completed all planning, designing, coding and testing activities that are necessary to establish that a product can be produced to meet its design specifications, including functions, features and technical performance requirements.  The value of IPR&D was determined by considering the importance of each project to our overall development plan, estimating costs to develop the purchased IPR&D into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value based on the percentage of completion of the IPR&D projects.  We utilized a discounted cash flow (“DCF”) model to value the IPR&D, using a discount factor of 32% to determine the net present value of the IPR&D.  As of April 3, 2011, the project was 100% complete and we have incurred total costs of approximately $9.2 million related to this project since the acquisition.

Goodwill and Intangible Assets Impairment

We performed our annual impairment review of goodwill during the fourth quarter of fiscal 2011 and fiscal 2010 and concluded that there was no impairment.

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

Other-Than-Temporary Impairment Loss on Investment

We account for our equity investments in privately held companies under the cost method.  These investments are subject to periodic impairment review and measured and recorded at fair value when they are deemed to be other-than-temporarily impaired. In determining whether a decline in value of our investments has occurred and is other than temporary, an assessment is made by considering available evidence, including the general market conditions, the investee’s financial condition, near-term prospects, market comparables and subsequent rounds of financing. The valuation also takes into account the investee’s capital structure, liquidation preferences for its capital and other economic variables. The valuation methodology for determining the decline in value of non-marketable equity securities is based on inputs that require management judgment. Based on our assessment at the end of fiscal 2011 and 2010, respectively, we concluded that the $8.5 million and $2.0 million fair value of the investments were recoverable and therefore, no impairment was recorded.

In fiscal 2009, we determined an impairment indicator existed related to equity investment in Best Elite International Limited. As a result, we performed a fair value analysis for this investment. Based on the results, we recognized an other-than-temporary impairment charge of $3.0 million related to this investment in fiscal 2009 to write it down to its estimated fair value of $2.0 million.

Restructuring

As part of an effort to streamline operations with changing market conditions and to create a more efficient organization, we reduced our workforce and consolidated our facilities.  The resulting restructuring expenses were comprised primarily of: (i) severance and termination benefit costs related to the reduction of our workforce; and (ii) lease termination costs and costs associated with permanently vacating certain facilities.

In the third quarter of fiscal 2011, we initiated a restructuring action intended to further adjust our skills mix to new strategic and product opportunities. The restructuring action included a reduction in headcount in our multiple divisions. As a result, we recorded restructuring expenses of approximately $1.7 million for severance payments, payments under federal, state and province notice statutes and retention and other benefits associated with this restructuring action in the third quarter of fiscal 2011. We completed this restructuring action in the fourth quarter of fiscal 2011.

In connection with the discontinuing test operations at our Singapore facility in the fourth quarter of fiscal 2010, we exited the leased facility in Singapore in the first quarter of fiscal 2011. As a result, we recorded lease impairment charges of approximately $0.5 million in fiscal 2011, which represented the future rental payments under the agreements, reduced by an estimate of sublease incomes, and discounted to present value using an interest rate applicable to us. These charges were recorded as cost of goods sold.  Since the initial restructuring, we have made lease payments of $0.3 million. As of April 3, 2011, the remaining accrued lease liabilities were $0.2 million.  We expect to pay off the facility lease charges through the third quarter of fiscal 2013.

In connection with the divestitures of MNC business and SLE business in the third quarter of fiscal 2010, we exited certain leased facilities. As a result, we recorded lease impairment charges of approximately $0.9 million, which represented the future rental payments under the lease agreements, reduced by an estimate of sublease incomes, and discounted to present value using an interest rate applicable to us. These charges were recorded as SG&A.  Since the initial restructuring, we have made lease payments of $0.7 million related to the vacated facilities.  As of April 3, 2011, the remaining accrued lease liabilities were $0.2 million. We expect to pay off the facility lease charges through the first quarter of fiscal 2013.

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

During the second quarter of fiscal 2006, we completed the consolidation of our Northern California workforce into our San Jose headquarters and exited a leased facility in Salinas, California. We recorded lease impairment charges of approximately $2.1 million, of which $0.6 million was recorded as cost of revenues, $0.9 million was recorded as R&D expense and $0.6 million was recorded as SG&A expense. Since the initial restructuring, we have made lease payments of $1.4 million related to the vacated facility in Salinas.  As of April 3, 2011, the remaining accrued lease liabilities were $0.7 million.  We expect to pay off this facility charge through the third quarter of fiscal 2014.

Divestitures

On December 4, 2009, we completed the sale of certain assets and transferred certain liabilities related to the Silicon Logic Engineering (SLE) business to Open Silicon Inc. (“OSI”) for $1 in cash. In the third quarter of fiscal 2010, we recorded a loss of $0.2 million related to the divestiture. In connection with the divestiture, we entered into a design service agreement with OSI whereby they agreed to provide and the Company agreed to purchase design services from OSI through the end of calendar year 2010. The total commitment under this design service agreement is $0.8 million. We paid approximately $0.6 million and $0.4 million for services from OSI in fiscal 2011 and 2010. We also signed a sublease agreement with OSI for office facilities in Eau Claire, Wisconsin, which will expire in June 2012.

On November 30, 2009, we completed the sale of certain assets and transferred certain liabilities related to our MNC business to Spectrum Control, Inc ("Spectrum Control") for approximately $12.8 million. MNC business was part of the Communication reportable segment. As a result, in the third quarter of fiscal 2010, we recorded a loss of $4.3 million related to the divestiture. All employees in our MNC business were transferred to Spectrum Control as a result of the transaction. In addition, we also signed a sublease agreement with Spectrum Control for the facility in Worcester, Massachusetts.  The sublease expired in May, 2010.

On July 17, 2009, we completed the sale of certain assets related to the NWD Division to NetLogic Microsystems, Inc ("Netlogic") for $98.2 million in cash, pursuant to an Asset Purchase Agreement by and between the Company and NetLogic dated April 30, 2009 (the "Agreement"). The NWD Assets were part of the Communications reportable segment. In connection with the divestiture, we entered into a supply agreement with NetLogic whereby they agreed to buy and we agreed to sell Netlogic certain network search engine products for a limited time following the closing of the sale.  According to the terms set forth in the agreement, we committed to sell certain products either at our standard costs or below our normal gross margins, which are lower than their estimated fair values.  As a result, we recorded a liability of $3.0 million related to the estimated fair value of this agreement, of which $1.3 million and $0.8 million was recognized in fiscal 2011 and 2010. We expect to complete the sale under this agreement in fiscal 2012.  In fiscal 2010, we recorded a gain of $82.7 million related to the divestiture.

Interest Income and Other, Net

The components of interest income and other, net are summarized as follows:

	Fiscal Year Ended
(in thousands)	April 3, 2011	March 28, 2010	March 29, 2009
Interest income	$1,051	$1,741	$5,456
Other income (expense), net	2,646	2,136	(4,208)
Interest income and other, net	$3,697	$3,877	$1,248

Interest income decreased $0.7 million in fiscal 2011 compared to fiscal 2010, primarily attributable to lower average interest rates and lower cash and investment balances during fiscal 2011compared to fiscal 2010.  Other income (expense), net increased $0.5 million, primarily attributable to a decrease in foreign currency loss and an increase in gain from sale and retirement of our fixed assets in fiscal 2011 compared to fiscal 2010.

Interest income decreased $3.7 million in fiscal 2010 compared to fiscal 2009, primarily attributable to lower interest rates.  Other income (expense), net increased from a net expense of $4.1 million in fiscal 2009 to income of $2.2 million in fiscal 2010.  The change is primarily attributable to gains recognized in the value of the deferred compensation plan assets.

Income Tax Expense (Benefit)

We recorded an income tax benefit of $19.4 million in fiscal 2011, compared to an income tax provision of $2.5 million in fiscal 2010.  The income tax benefit in fiscal 2011 was primarily attributable to a one-time tax benefit of $20.1 million associated with the effective settlement of the IRS audit for the fiscal years from 2001 to 2008.  In the fourth quarter of fiscal 2011, we entered into a Closing Agreement with the IRS on the “buy-in payment” for the tax structure and Extraterritorial Income Exclusion for the exported products outside the U.S.  The total tax adjustments increased taxable income and reduced our net operating loss carryforward by $59.5 million. We recorded an income tax provision of $2.5 million in fiscal 2010, which primarily reflected income tax provision for the sale of the NWD assets and MNC business, the true-up of the federal income tax returns for fiscal 2009, current U.S. and state taxes and foreign income taxes.  This was offset by income tax benefits for the true-up of the state fiscal 2009 income tax returns and the U.S. refundable research and development credit.

As of April 3, 2011, we continued to maintain a valuation allowance against our net U.S. and foreign deferred tax assets, as we could not conclude that it is more likely than not that we will be able to realize our U.S. and foreign deferred tax assets in the foreseeable future. We will continue to evaluate the release of the valuation allowance on a quarterly basis.

As of April 3, 2011, we were subject to the IRS examination in the U.S. federal tax jurisdiction for the fiscal years 2005, 2009 and 2010.  To date, we have not been notified by the IRS that a field audit will be conducted.  The statute of limitations to assess tax for 2009 expires in December 2012.  The general practice of the IRS is to notify taxpayers of an field audit months before the statute of limitations expire.  If we are audited by the IRS, based on currently available information, we believe that the ultimate outcome will not have a material adverse effect on our financial position, cash flows or results of operations.

Liquidity and Capital Resources

Our cash and cash equivalents and short-term investments were $299.2 million at April 3, 2011, a decrease of $44.0 million compared to March 28, 2010.  The decrease was primarily attributable to the payment of $107.6 million to repurchase our common stock, net cash payment of $6.2 million relating to acquisition of IKOR and $5.5 million cash payment for non-marketable equity securities, partially offset by $74.4 million cash from operations in fiscal 2011. We had no outstanding debt at April 3, 2011 and March 28, 2010.

Cash equivalents are highly liquid investments with original maturities of three months or less at the time of purchase. We maintain the cash and cash equivalents with reputable major financial institutions. Deposits with these banks may exceed the Federal Deposit Insurance Corporation (FDIC) insurance limits or similar limits in foreign jurisdictions. These deposits typically may be redeemed upon demand and, therefore, bear minimal risk. In addition, a significant portion of cash equivalents is concentrated in money market funds which are invested primarily in U.S. government treasuries. While we monitor daily the cash balances in our operating accounts and adjust the balances as appropriate, these balances could be impacted if one or more of the financial institutions with which we deposit fails or is subject to other adverse conditions in the financial markets. As of April 3, 2011, we had not experienced any loss or lack of access to our invested cash or cash equivalents in our operating accounts.  However, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets. See Item 1A-“Risk Factors: Global Market and Economic Conditions, including those related to the credit markets, may adversely affect our business and results of operations.”

In addition, as much of our revenues are generated outside the U.S., a significant portion of our cash and investment portfolio accumulates in the foreign countries in which we operate. At April 3, 2011, we had cash, cash equivalents and investments of approximately $176.4 million invested overseas in accounts belonging to various IDT foreign operating entities. While these amounts are primarily invested in U.S. dollars, a portion is held in foreign currencies, and all offshore balances are exposed to local political, banking, currency control and other risks. In addition, these amounts may be subject to tax and other transfer restrictions.

All of our short-term investments which are classified as available-for-sale investments are subject to a periodic impairment review. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. This determination requires significant judgment. For publicly traded investments, impairment is determined based upon the specific facts and circumstances present at the time, including a review of the closing price over the length of time, general market conditions and our intent and ability to hold the investment for a period of time sufficient to allow for recovery. Although we believe the portfolio continues to be comprised of sound investments due to high credit ratings and government guarantees of the underlying investments, a further decline in the capital and financial markets would adversely impact the market values of its investments and their liquidity. We continually monitor the credit risk in our portfolio and future developments in the credit markets and make appropriate changes to our investment policy as deemed necessary. We did not record any other-than-temporary impairment charges related to our short-term investments in fiscal 2011 and fiscal 2010.

Net cash provided by operating activities increased $22.3 million, or 43%, to $74.4 million in fiscal 2011 compared to $52.1 million in fiscal 2010.  A summary of the significant non-cash items included in net income are as follows:

●	We recorded a $78.3 million gain in connection with our divestitures in fiscal 2010, but had no such gain in fiscal 2011.
●
Amortization of intangible assets was $19.9 million in fiscal 2011 compared to $21.1 million in fiscal 2010. The decrease was due to a large portion of intangible assets related to the Integrated Circuits System, Inc. (“ICS”) acquisition being fully amortized.

●
Depreciation expense was $18.0 million in fiscal 2011 compared to $22.1 million in fiscal 2010.  The decrease is primarily attributable to a large portion of our manufacturing equipment being fully depreciated and our continuous efforts to control capital asset purchases.

●
We recorded a $1.6 million impairment charge in fiscal 2010, which was related to a note receivable from one of our subcontractors in connection with the sale of equipments in fiscal 2007.  We did not record such charges in fiscal 2011

Net cash used by working capital related items was $51.3 million in fiscal 2011, compared to  net cash provided by working capital related items of $28.4 million in fiscal 2010. A summary of significant working capital items that used relatively more cash in fiscal 2011 included:

●
An increase in inventory of $15.3 million in fiscal 2011 compared to a decrease of $26.2 million in fiscal 2010.  The increase in fiscal 2011 was due to increased inventory in work in process to support increased higher shipment levels combined with our build-ahead of inventory in anticipation of our wafer fabrication transition to the third party foundry.  The decrease in fiscal 2010 was primarily attributable to our efforts to align our inventory levels to meet current demand.

●
A decrease in income tax payable/receivable of $19.5 million in fiscal 2011 compared to an increase of $1.3 million in fiscal 2010.  The decrease in fiscal 2011 was due to our effective tax settlement with the IRS in the fourth quarter of fiscal 2011.  The increase in fiscal 2010 was due to the sale of the NWD assets and MNC business.

●
A decrease in other accrued liabilities and long term liabilities of $8.8 million in fiscal 2011 compared to an increase of $3.7 million in fiscal 2010.  The decrease in fiscal 2011 was primarily attributable to payments made related to our restructuring actions and supplier obligations in fiscal 2011. The increase in fiscal 2010 was primarily attributable to an increase in accruals related to our restructuring actions, deferred gain related to the agreement signed in connection with divestiture of our NWD assets and an increase in the fair value of our executive deferred compensation plan due to stock market performance improvement in fiscal 2010.

●
An increase in accounts payable of $1.0 million in fiscal 2011 compared to an increase in accounts payable of $8.2 million in fiscal 2010.  The increase in both periods was primarily attributable to the timing of payments and increase in the volume of foundry and subcontractor activity.

●
A decrease in deferred income on shipments to distributors of $5.9 million in fiscal 2011 compared to a decrease of $0.1 million in fiscal 2010. The decreases in both periods were attributable to distributor inventory reduction efforts.

●
A decrease in prepayments and other assets of $1.8 million in fiscal 2011 compared to a decrease of 2.7 million in fiscal 2010.  The decrease in fiscal 2011 was primarily attributable to the normal recurring prepaid amortization, VAT refund and decrease in interest receivable due to timing of payment, partially offset by additional software maintenance and license agreements signed and paid in fiscal 2011. The decrease in fiscal 2010 is primarily attributable to a reduction in the receivable from one of our foundries, VAT refund and normal recurring prepaid amortization, partially offset by additional software maintenance agreements signed and paid.

The factors listed above were partially offset by other working capital items that provided relatively more cash during fiscal 2011:

●
An increase in accrued compensation of $7.4 million in fiscal 2011 compared to an increase of $0.2 million in fiscal 2010. The increase in fiscal 2011was primarily attributable to an accrual related to the incentive compensation expense as we implemented our new annual incentive plan in the beginning of the first quarter of fiscal 2011 and an increase in other employee bonus accrual as a result of our acquisitions.  The increase in fiscal 2010 was due to an increase in other employee bonus accrual as a result of our acquisitions and increase in wage and payroll tax accrual.

●
An increase in accounts receivable of $12.0 million in fiscal 2011 compared to an increase of $13.8 million in fiscal 2010.  The increase in accounts receivable was primarily attributable to the timing of shipments in the fourth quarter of both periods.

Net cash provided by operating activities in fiscal 2010 was $52.1 million, a decrease of $91.7 million or 64%, compared to $143.8 million in fiscal 2009.  The decrease was primarily attributable to non-cash items including a $78.3 million gain in connection with our divestitures, a decrease in the amortization of intangible assets and reduction of stock-based compensation expense, partially offset by absence of goodwill and intangible assets impairment charges, acquired IPR&D and other-than-temporary impairment loss in fiscal 2010 and an increase in net cash provided by working capital related items in fiscal 2010 compared to fiscal 2009.

Net cash used by investing activities was $0.4 million in fiscal 2011, compared to net cash used by investing activities of $52.7 million in fiscal 2010.  In fiscal 2011, we used $452.5 million to purchase short-term investments and non-marketable securities, paid approximately $6.2 million for the IKOR acquisition, $1.2 million held in escrow related to our acquisition and $12.5 million to purchase capital equipment and other, net.   Partially offsetting these amounts was $472.0 million cash proceeds from sale and maturity of short-term investments.  In fiscal 2010, net cash proceeds from the divestiture activities were $109.4 million.  Cash used to purchase short-term investments and non-marketable securities was $326.5 million, partially offset by cash proceeds from sale and maturity of short-term investments of $262.3 million.  In addition, we paid approximately $85.0 million, net of cash acquired, in conjunction with the acquisitions in fiscal 2010.

Net cash provided by investing activities was $52.7 million in fiscal 2010, compared to net cash used by investing activities of $88.7 million in fiscal 2009.  In fiscal 2009, cash used to purchase short-term investments was $239.6 million, partially offset by cash proceeds from the sale and maturity of short-term investments of $187.6 million.  Cash used to purchase of capital equipment totaled approximately $16.6 million in fiscal 2009.  In addition, we used $20.1 million to purchase Silicon Optix assets in the third quarter of fiscal 2009.

Net cash used in financing activities was $90.8 million in fiscal 2011, compared to $15.2 million in fiscal 2010, primarily due to the absence of repurchases of common stock during the first half year of fiscal 2010.  In fiscal 2011, we repurchased approximately $107.6 million of IDT common stock, partially offset by proceeds of approximately $15.3 million from the exercise of employee stock options and the issuance of stock under our employee stock purchase plan and $1.5 million excess tax benefit from share based payment arrangement.  In fiscal 2010, we received approximately $7.3 million from the exercise of employee stock options and the issuance of stock under our employee stock purchase plan, partially offset by the repurchase of $24.4 million of IDT common stock.

Net cash used in financing activities was $15.2 million in fiscal 2010, compared to $48.6 million in fiscal 2009.  In fiscal 2009, we repurchased approximately $62.3 million of IDT common stock, partially offset by proceeds of approximately $13.5 million from the exercise of employee stock options and the issuance of stock under our employee stock purchase plan.

We anticipate capital expenditures of approximately $20 million to $25 million during fiscal 2012 to be financed through cash generated from operations and existing cash and investments.

The following table summarizes our contractual arrangements at April 3, 2011 and the expected timing and effects of these commitments on our liquidity and cash flow in future periods:

	Payments Due by Period
		Less Than	2-3	4-5
(in thousands)	Total	1 Year	Years	Years	Thereafter
Operating leases	$9,167	$3,675	$4,086	$1,406	$--
Other supplier obligations (1)	8,135	4,524	2,278	1,333	--

(1) Other supplier obligations represent payments due under various software design tool and technology license agreements.

As of April 3, 2011, our unrecognized tax benefits were $24.5 million, of which $0.7 million are classified as long-term liabilities and $23.8 million which are netted against deferred tax assets. In addition, we have $15.0 million of amounts payable related to obligations under our deferred compensation plan, which are classified as long-term liabilities.At this time, we are unable to make a reasonably reliable estimate of the timing of payments, if any, in individual years due to uncertainties in the timing or outcomes of either actual or anticipated tax audits and the timing of employee departures.  As a result, these amounts are not included in the table above.

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

We believe that existing cash and investment balances, together with cash flows from operations, will be sufficient to meet our working capital and capital expenditure needs through at least fiscal 2012. We may choose to investigate other financing alternatives; however, we cannot be certain that additional financing will be available on satisfactory terms.

The expected timing of payments and the amounts of the obligations discussed above are estimated based on information available as of April 3, 2011.

Off-Balance Sheet Arrangements

As of April 3, 2011, we did not have any off-balance sheet arrangements, as defined under SEC Regulation S-K Item 303(a)(4)(ii), other than the items discussed in Note 14 – Commitment and Contingencies” in Part II, Item 8 of this Annual Report on Form 10-K.

Recent Accounting Pronouncements

For further information, please see “Note 1—Summary of Significant Accounting Policies” in Part II, Item 8 of this Annual Report on Form 10-K.

Related Party Transactions

For further information, please see “Note 19—Related Party Transactions” in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our interest rate risk relates primarily to our short-term investments of $176.4 million and $222.7 million as of April 3, 2011 and March 28, 2010, respectively.  By policy, we limit our exposure to long-term investments and mitigate the credit risk through diversification and adherence to a policy requiring the purchase of highly rated securities. As of April 3, 2011 and March 28, 2010, the Company’s cash, cash equivalents and investment portfolio was concentrated in securities with same day liquidity and at the end of fiscal 2011, a substantial majority of securities in our investment portfolio had maturities of less than two years. Although a hypothetical 10% change in interest rates could have a material effect on the value of our investment portfolio at a given time, we normally hold these investments until maturity, which results in no realized impact on results of operations or cash flows.  We do not currently use derivative financial instruments in our investment portfolio.

At April 3, 2011 and March 28, 2010, we had no outstanding debt.

We are exposed to foreign currency exchange rate risk as a result of international sales, assets and liabilities of foreign subsidiaries, local operating expenses of our foreign entities and capital purchases denominated in foreign currencies.  We may use derivative financial instruments to help manage our foreign currency exchange exposures.  We do not enter into derivatives for speculative or trading purposes. We performed a sensitivity analysis as of April 3, 2011 and March 28, 2011and determined that, without hedging the exposure, a 10% change in the value of the U.S. dollar would result in an approximate 0.4% and 0.4% impact on gross profit margin percentage, as we operate manufacturing facility in Malaysia, and an approximate 0.9% and 0.8% impact to operating expenses (as a percentage of revenue) as we operate sales offices in Japan and throughout Europe and design centers in the U.S., China, and Canada.  At April 3, 2011 and March 28, 2010, we had no outstanding foreign exchange contracts.

We did not have any currency exposure related to any outstanding capital purchases as of April 3, 2011 and March 28, 2010.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Integrated Device Technology, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index appearing under item 15(a)(1), present fairly, in all material respects, the financial position of Integrated Device Technology, Inc. and its subsidiaries at April 3, 2011 and March 28, 2010, and the results of their operations and their cash flows for each of the three years in the period ended April 3, 2011 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in index under item 15(a)(2)  presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 3, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Jose, CA
May 27, 2011

INTEGRATED DEVICE TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)	April 3, 2011	March 28, 2010
Assets
Current assets:
Cash and cash equivalents	$104,680	$120,526
Short-term investments	194,512	222,663
Accounts receivable, net of allowances of $4,568 and $6,656	81,798	68,957
Inventories	67,041	50,676
Income tax receivable	1,653	1,086
Prepayments and other current assets	22,276	24,000
Total current assets	471,960	487,908

Property, plant and equipment, net	67,754	67,988
Goodwill	104,020	103,074
Acquisition-related intangible assets, net	51,021	65,242
Deferred tax assets	2,034	1,587
Other assets	30,671	25,146
Total assets	$727,460	$750,945

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$36,470	$34,717
Accrued compensation and related expenses	28,212	20,738
Deferred income on shipments to distributors	12,853	18,761
Deferred tax liabilities	2,224	1,619
Other accrued liabilities	30,886	30,866
Total current liabilities	110,645	106,701

Deferred tax liabilities	1,513	1,573
Long-term income tax payable	712	21,098
Other long-term obligations	15,808	21,833
Total liabilities	128,678	151,205

Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock: $.001 par value: 10,000 shares authorized; no shares issued	--	--
Common stock: $.001 par value: 350,000 shares authorized; 148,352 and 162,878 shares outstanding at April 3, 2011 and March 28, 2010, respectively	148	163
Additional paid-in capital	2,343,726	2,310,450
Treasury stock at cost: 80,037 shares and 61,917 shares at April 3, 2011 and March 28, 2010, respectively	(909,824)	(802,217)
Accumulated deficit	(837,075)	(909,702)
Accumulated other comprehensive income	1,807	1,046
Total stockholders' equity	598,782	599,740
Total liabilities and stockholders' equity	$727,460	$750,945

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
(In thousands, except per share data)	April 3, 2011	March 28, 2010	March 29, 2009
Revenues	$625,705	$535,906	$663,245
Cost of revenues	290,394	310,999	388,796
Gross profit	335,311	224,907	274,449

Operating expenses:
Research and development	177,546	157,486	161,192
Selling, general and administrative	108,192	107,037	125,810
Acquired in-process research and development	--	--	5,597
Goodwill and acquisition-related intangible asset impairment	--	--	1,025,685
Total operating expenses	285,738	264,523	1,318,284

Operating income (loss)	49,573	(39,616)	(1,043,835)
Gain on divestitures	--	78,306	--
Other-than-temporary impairment loss on investments	--	--	(3,000)
Interest income and other, net	3,697	3,877	1,248
Income (loss) before income taxes	53,270	42,567	(1,045,587)
Income tax expense (benefit)	(19,357)	2,548	(420)
Net income (loss)	$72,627	$40,019	$(1,045,167)

Basic net income (loss) per share	$0.47	$0.24	$(6.22)
Diluted net income (loss) per share	$0.47	$0.24	$(6.22)
Weighted average shares:
Basic	154,511	165,408	168,114
Diluted	155,918	165,961	168,114

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
(in thousands)	April 3, 2011	March 28, 2010	March 29, 2009
Cash flows provided by operating activities:
Net income (loss)	$72,627	$40,019	$(1,045,167)
Adjustments:
Depreciation	17,986	22,118	26,337
Amortization of intangible assets	19,932	21,073	79,388
Goodwill and acquisition-related intangible asset impairment	--	--	1,025,685
Assets impairment	--	1,602	--
Gain from divestitures	--	(78,306)	--
Stock-based compensation expense, net of amounts capitalized in inventory	16,529	16,674	32,402
Acquired in-process research and development	--	--	5,597
Other-than temporary impairment loss on investments	--	--	3,000
Deferred tax provision (benefit)	120	58	(1,301)
Tax benefit from share based payment arrangements	(1,487)	432	--
Changes in assets and liabilities (net of amounts acquired):
Accounts receivable, net	(12,005)	(13,826)	28,196
Inventories	(15,280)	26,244	10,171
Prepayments and other assets	1,808	2,686	11,718
Accounts payable	978	8,231	(17,894)
Accrued compensation and related expenses	7,381	211	(7,964)
Deferred income on shipments to distributors	(5,908)	(123)	(7,774)
Income taxes payable and receivable	(19,476)	1,296	4,814
Other accrued liabilities and long-term liabilities	(8,814)	3,673	(3,433)
Net cash provided by operating activities	74,391	52,062	143,775

Cash flows used for investing activities
Acquisitions, net of cash acquired	(6,247)	(85,000)	(20,097)
Cash in escrow related to acquisitions	(1,160)	--	--
Proceeds from divestitures	--	109,434	--
Purchases of property, plant and equipment, net	(12,510)	(12,927)	(16,591)
Purchases of short-term investments	(447,032)	(325,510)	(239,609)
Purchases of non-marketable securities	(5,500)	(1,000)	--
Proceeds from sales of short-term investments	42,613	53,635	25,166
Proceeds from maturities of short-term investments	429,413	208,639	162,397
Net cash used for investing activities	(423)	(52,729)	(88,734)

Cash flows used for financing activities
Proceeds from issuance of common stock	15,296	7,336	13,513
Repurchase of common stock	(107,607)	(24,370)	(62,338)
Excess tax benefit from share based payment arrangements	1,487	1,824	192
Net cash used for financing activities	(90,824)	(15,210)	(48,633)

Effect of exchange rates on cash and cash equivalents	1,010	367	(2,358)
Net increase (decrease) in cash and cash equivalents	(15,846)	(15,510)	4,050
Cash and cash equivalents at beginning of period	120,526	136,036	131,986
Cash and cash equivalents at end of period	$104,680	$120,526	$136,036

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$6	$7	$9
Income taxes, net of refunds	$(127)	$1,219	$(4,072)
Noncash investing activities:
Common stock options assumed in connection with the Tundra acquisition	$--	$721	$--

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock and Additional Paid-In Capital		Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
(in thousands)	Shares	Dollars
Balance, March 30, 2008	171,282	$2,237,805	$(715,509)	$95,446	$3,080	$1,620,822
Comprehensive loss:
Net loss	--	--	--	(1,045,167)	--	(1,045,167)
Translation adjustment	--	--	--	--	(2,082)	(2,082)
Net unrealized loss on investments	--	--	--	--	(128)	(128)
Total comprehensive loss						(1,047,377)
Issuance of common stock	2,373	13,513	--	--	--	13,513
Repurchase of common stock	(8,357)	--	(62,338)	--	--	(62,338)
Excess tax benefit from stock option	--	192	--	--	--	192
Stock-based compensation expense	--	32,256	--	--	--	32,256
Balance, March 29, 2009	165,298	2,283,766	(777,847)	(949,721)	870	557,068
Comprehensive income:
Net income	--	--	--	40,019	--	40,019
Translation adjustment	--	--	--	--	287	287
Net unrealized loss on investments	--	--	--	--	(111)	(111)
Total comprehensive income						40,195
Issuance of common stock	1,745	7,336	--	--	--	7,336
Common stock options assumed	--	721	--	--	--	721
Repurchase of common stock	(4,165)	--	(24,370)	--	--	(24,370)
Excess tax benefit from stock option	--	2,256	--	--	--	2,256
Stock-based compensation expense	--	16,534	--	--	--	16,534
Balance, March 28, 2010	162,878	2,310,613	(802,217)	(909,702)	1,046	599,740
Comprehensive income:
Net income	--	--	--	72,627	--	72,627
Translation adjustment	--	--	--	--	978	978
Net unrealized loss on investments	--	--	--	--	(217)	(217)
Total comprehensive income						73,388
Issuance of common stock	3,594	15,296	--	--	--	15,296
Repurchase of common stock	(18,120)	--	(107,607)	--	--	(107,607)
Excess tax benefit from stock option	--	1,487	--	--	--	1,487
Stock-based compensation expense	--	16,478	--	--	--	16,478
Balance, April 3, 2011	148,352	$2,343,874	$(909,824)	$(837,075)	$1,807	$598,782

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

Basis of Presentation.    The Company's fiscal year is the 52 or 53 week period ending on the Sunday nearest to March 31. Fiscal 2011 included 53 weeks and ended on April 3, 2011. Fiscal 2010 and 2009 each included 52 weeks and ended on March 28, 2010 and March 29, 2009, respectively.

Reclassifications.    Certain fiscal 2010 amounts in the accompanying consolidated financial statements have been reclassified to conform to the fiscal 2011 presentation. These reclassifications had no effect on the previously reported consolidated statements of operations or stockholders’ equity.

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

Cash and Cash Equivalents.  Cash equivalents are highly liquid investments with remaining maturities of three months or less at the time of purchase.

Investments

Available-for-Sale Investments.  Investments designated as available-for-sale include marketable debt and equity securities.  Available-for-sale investments are classified as short-term, as these investments generally consist of highly marketable securities that are intended to be available to meet near-term cash requirements.  Marketable securities classified as available-for-sale are reported at market value, with net unrealized gains or losses recorded in accumulated other comprehensive income (loss), a separate component of stockholders' equity, until realized.  Realized gains and losses on investments are computed based upon specific identification, are included in interest income and other, net and have not been significant for all periods presented.

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

Inventories.   Inventories are recorded at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market value.  Inventory held at consignment locations is included in finished goods inventory as the Company retains full title and rights to the product.  Inventory valuation includes provisions for excess and obsolete inventory based on management’s forecasts of demand over specific future time horizons and reserves to value our inventory at the lower of cost or market which rely on forecasts of average selling prices (ASPs) in future periods.

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

The Company tests for impairment of goodwill and other indefinite-lived assets on an annual basis, or more frequently if indicators of impairment are present.  These tests are performed at the reporting unit level using a two-step, fair-value based approach. The first step, used to determine if impairment possibly exists, is to compare the carrying amount of a reporting unit, including goodwill, to its fair value. If the carrying amount of the reporting unit exceeds the fair value, the second step is to measure the amount of impairment loss by comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill.

Income Taxes.  The Company accounts for income taxes under an asset and liability approach that requires the expected future tax consequences of temporary differences between book and tax bases of assets and liabilities be recognized as deferred tax assets and liabilities. Generally accepted accounting principles require the Company to evaluate its ability to realize the value of its net deferred tax assets on an ongoing basis. A valuation allowance is recorded to reduce the net deferred tax assets to an amount that will more likely than not be realized. Accordingly, the Company considers various tax planning strategies, forecasts of future taxable income and its most recent operating results in assessing the need for a valuation allowance. In the consideration of the ability to realize the value of net deferred tax assets, recent results must be given substantially more weight than any projections of future profitability. Since the fourth quarter of fiscal 2003, the Company determined that, under applicable accounting principles, it could not conclude that it was more likely than not that the Company would realize the value of its net deferred tax assets. The Company’s assumptions regarding the ultimate realization of these assets remained unchanged in fiscal 2011 and accordingly, the Company continues to record a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized.

At the beginning of Fiscal 2008, the Company adopted the Financial Accounting Standards Board’s (“FASB”) authoritative guidance which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result of the implementation of this guidance, the Company recognizes the tax liability for uncertain income tax positions on the income tax return based on the two-step process prescribed in the interpretation. The first step is to determine whether it is more likely than not that each income tax position would be sustained upon audit. The second step is to estimate and measure the tax benefit as the amount that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority. Estimating these amounts requires the Company to determine the probability of various possible outcomes. The Company evaluates these uncertain tax positions on a quarterly basis. This evaluation is based on the consideration of several factors including changes in facts or circumstances, changes in applicable tax law, settlement of issues under audit, and new exposures. If the Company later determines that the exposure is lower or that the liability is not sufficient to cover its revised expectations, the Company adjusts the liability and effect a related change in its tax provision during the period in which the Company makes such determination.

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

For distributors in Americas and Europe regions, who have stock rotation, price protection and ship from stock pricing adjustment rights, the Company defers revenue and related cost of revenues on sales to these distributors until the product is sold through by the distributor to an end-customer.  Subsequent to shipment to the distributor, the Company may reduce product pricing through price protection based on market conditions, competitive considerations and other factors.  Price protection is granted to distributors on the inventory that they have on hand at the date the price protection is offered.  The Company also grants certain credits to its distributors on specifically identified portions of the distributors’ business to allow them to earn a competitive gross margin on the sale of the Company’s products to their end customers.  As a result of its inability to estimate these credits, the Company has determined that the sales price to these distributors is not fixed or determinable until the final sale to the end-customer.

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

Based on the terms in the agreements with its distributors and the application of this policy, the Company recognizes revenue once the distributor sells its products to an end-customer for American and European distributors and recognizes revenue upon shipment to Japanese and other Asian distributors.

Shipping and Handling Costs.  The Company includes shipping and handling costs billed to customers in revenues.  The Company’s shipping and handling costs are included in cost of revenues.

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

The Company updates the expected term of stock option grants annually based on its analysis of the stock option exercise behavior over a period of time.  The interest rate used in the Black-Scholes valuation model to value the stock option is based on the average U.S. Treasury interest rate over the expected term during the applicable quarter.  The Company believes that the implied volatility of its common stock is an important consideration of overall market conditions and a good indicator of the expected volatility of its common stock.  However, due to the limited volume of options freely traded over the counter, the Company believes that implied volatility, by itself, is not representative of the expected volatility of its common stock.  Therefore, upon the adoption of FASB authoritative guidance for stock-based payment at the beginning of fiscal 2007, the Company revised the volatility factor used to estimate the fair value of its stock-based awards which now reflects a blend of historical volatility of its common stock and implied volatility of call options and dealer quotes on call options, generally having a term of less than twelve months.  The Company has not paid, nor does it have current plans to pay dividends on its common stock in the foreseeable future.

Translation of Foreign Currencies.    For subsidiaries in which the functional currency is the local currency, gains and losses resulting from translation of foreign currency financial statements into U.S. dollars are recorded as a component of accumulated other comprehensive income. For subsidiaries where the functional currency is the U.S. dollar, gains and losses resulting from the process of remeasuring foreign currency financial statements into U.S. dollars are included in interest income and other, net and have not been significant for all periods presented.

Certain Risk and Concentrations.    The Company's most significant potential exposure to credit concentration risk includes debt-security investments, foreign exchange contracts and trade accounts receivable.  The Company’s investment policy addresses sector and industry concentrations, credit ratings and maturity dates.  The Company invests its excess cash primarily in high rated money market and short-term debt instruments, diversifies its investments and, by policy, invests only in highly rated securities to minimize credit risk.

The Company sells integrated circuits to OEMs, distributors and EMSs primarily in the U.S., Europe and Asia Pacific. The Company monitors the financial condition of its major customers, including performing credit evaluations of those accounts which management considers to be high risk, and generally does not require collateral from its customers.   When deemed necessary, the Company may limit the credit extended to certain customers.   The Company’s relationship with the customer, and the customer’s past and current payment experience, are also factored into the evaluation in instances in which limited financial information is available. The Company maintains an allowance for doubtful accounts for probable credit losses, including reserves based upon a percentage of total receivables.  When the Company becomes aware that a specific customer may default on its financial obligation, a specific amount, which takes into account the level of risk and the customer’s outstanding accounts receivable balance, is reserved.  These reserved amounts are classified within selling, general and administrative expenses.  Write-offs of accounts receivable balances were not significant in each of the three fiscal years presented.

One family of distributors, Maxtek and its affiliates, represented approximately 19%, 21% and 21% of the Company’s revenues in fiscal 2011, 2010 and 2009, respectively, and 19% and 23% of its gross accounts receivable balance as of April 3, 2011 and March 28, 2010, respectively.  Another distributor, Avnet represented approximately 13%, 11% and 10% of the Company’s revenues in fiscal 2011, fiscal 2010 and 2009, respectively.

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

Note 2
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

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Fiscal Year Ended
(in thousands, except per share amounts)	April 3, 2011	March 28, 2010	March 29, 2009
Net income (loss)	$72,627	$40,019	$(1,045,167)

Weighted average common shares outstanding, basic	154,511	165,408	168,114
Dilutive effect of employee stock options and restricted stock units	1,407	553	--
Weighted average common shares outstanding, diluted	155,918	165,961	168,114
Basic net income (loss) per share	$0.47	$0.24	$(6.22)
Diluted net income (loss) per share	0.47	0.24	(6.22)

Employee stock options and restricted stock units of 15.0 million, 27.0 million and 29.9 million shares for the fiscal years ended April 3, 2011, March 28, 2010 and March 29, 2009, respectively, were outstanding, but were excluded from the calculation of diluted earnings per share because price of these options exceeded the average share price of the common shares and therefore, the effect would have been anti-dilutive.  Net loss per share for the fiscal year ended March 29, 2009 was based only on weighted average shares outstanding.  Dilutive potential common shares of 0.2 million for the fiscal years ended March 29, 2009 were excluded from the calculation of diluted earnings per share, as their effect would be anti-dilutive in a net loss period.

Note 3
Business Combinations

Acquisition of certain assets of IKOR Acquisition Corporation (“IKOR”)

On April 16, 2010, the Company completed its acquisition of certain assets of IKOR, a former subsidiary of iWatt Corporation.  IKOR designed and manufactured power voltage regulator module (VRM) solutions for high-performance computing.  Pursuant to the agreement, the Company acquired IKOR- patented coupled inductor (“CL”) technology and related assets and hired members of IKOR’ engineering team.  The total purchase price was $7.7 million, including the fair value of contingent consideration of $1.5 million payable upon the achievement of certain business performance metrics during the twelve months after the closing date. The fair value of the contingent consideration was estimated using probability-based forecasted revenue for the business as of the acquisition date.  The maximum payment for this contingent consideration is $2.8 million.  Pursuant to the agreement, $1.8 million in cash has been held in escrow and will be utilized to fund the contingent consideration payment. During the third quarter of fiscal 2011, the fair value of the contingent consideration was remeasured based on the revised revenue forecast for the business.  As a result, the fair value of the contingent consideration increased $0.3 million to $1.8 million.  The change in the fair value of the contingent consideration was recorded in selling and administrative expenses in the third quarter of fiscal 2011.  There was no change in the fair value of the contingent consideration in the fourth quarter of fiscal 2011.

The Company allocated the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess purchase price over those fair values was recorded as goodwill. The acquired CL technology complements the Company’s growing power management initiative, allowing it to achieve higher levels of performance and integration.  The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management estimates and assumptions.  As of April 3, 2011, the amount of goodwill expected to be deductible for tax purposes was $0.4 million.

The Company incurred approximately $0.3 million of acquisition-related costs, which were included in selling, general and administrative (“SG&A”) expenses on the Consolidated Statements of Operations for fiscal 2011.

The aggregate purchase price has been allocated as follows:

(in thousands)	Fair Value
Accounts receivable	$836
Inventories	1,136
Prepayments and other current assets	63
Property, plant and equipment, net	277
Accounts payable and accrued expenses	(1,226)
Amortizable intangible assets	5,711
Goodwill	946
Total purchase price	$7,743

A summary of the allocation of amortizable intangible assets is as follows:

(in thousands)	Fair Value
Amortizable intangible assets:
Existing technologies	$5,224
Customer relationships	443
Backlog	44
Total	$5,711

Identifiable Tangible Assets and Liabilities

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

The Company incurred approximately $0.5 million of acquisition-related costs, which were included in SG&A expenses on the Consolidated Statements of Operations for fiscal 2010.

The purchase price has been allocated as follows:

(in thousands)	Fair Value
Cash	$170
Property, plant and equipment, net	237
Other assets	44
Existing technology	15,768
In-process research and development	3,536
Goodwill	2,105
Liabilities assumed	(1,172)
Total purchase price	$20,688

Identifiable Tangible Assets

Assets were reviewed and adjusted, if necessary, to their estimated fair value.

Amortizable Intangible Assets

Existing technology consists of products that have reached technological feasibility.  The Company used a DCF model with a discount rate of 30% to determine the fair value of the existing technology and is amortizing it on a straight-line basis over 7 years.

IPR&D

Projects that qualify as IPR&D represent those at the development stage and require further research and development to determine technical feasibility and commercial viability. Technological feasibility is established when an enterprise has completed all planning, designing, coding, and testing activities that are necessary to establish that a product can be produced to meet its design specifications, including functions, features, and technical performance requirements. The value of IPR&D was determined by considering the importance of each project to the Company’s overall development plan, estimating costs to develop the purchased IPR&D into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value based on the percentage of completion of the IPR&D projects. The Company utilized the DCF method to value the IPR&D, using a discount factor of 33% and will amortize this intangible asset once the projects are complete. There were two IPR&D projects underway at Mobius at the acquisition date and the fair value assigned to each project was $2.4 million and $1.1 million, respectively. One project was 100% complete in the third quarter of fiscal 2011and approximately $5.2 million of costs were incurred. The Company is amortizing this intangible asset over 7 years on a straight-line basis. Another project was 85% complete at the end of fiscal 2011 and approximately $3.9 million costs have been incurred.  The Company estimates that an additional investment of $0.3 million will be required to complete the project with an estimated completion date during the second quarter of fiscal 2012.   Pro forma earnings information has not been presented because the effect of the acquisition is not material to the Company’s historical financial statements.

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

The Company allocated the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess purchase price over those fair values was recorded as goodwill. Tundra’s technology and development capabilities are complementary to the Company’s existing product portfolios for RapidIO and PCI Express.  This strategic combination has provided customers with a broader product offering, as well as improved service, support and a future roadmap for serial connectivity.  These are the significant contributing factors to the establishment of the purchase price, resulting in the recognition of goodwill.  The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions.  As of April 3, 2011, the amount of goodwill expected to be deductible for tax purposes was approximately $5.2 million. Purchased intangibles with finite lives are amortized over their respective estimated useful lives on a straight-line basis.

The purchase price has been allocated as follows:

(in thousands)	Fair Value
Identifiable tangible assets acquired
Cash and cash equivalents	$46,085
Accounts receivable	1,260
Inventories	19,881
Prepayments and other current assets	6,119
Property, plant and equipment, net	7,692
Other assets	4,025
Accounts payable and accruals	(11,877)
Other long-term obligations	(3,549)
Net identifiable tangible assets acquired	69,636
Amortizable intangible assets	19,979
Goodwill	15,422
Total purchase price	$105,037

A summary of the allocation of amortizable intangible assets is as follows:

(in thousands)	Fair Value
Amortizable intangible assets:
Existing technology	$8,476
Customer relationships	7,973
Trade name	2,911
In-process research and development	619
Total	$19,979

Useful lives are primarily based on the underlying assumptions used in the DCF model.

Identifiable Tangible Assets and Liabilities

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

IPR&D

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

The unaudited pro forma financial information should not be taken as representative of the Company’s future consolidated results operations or financial condition.  Tundra product related revenues from the date of acquisition through March 28, 2010 were $29.8 million.

Acquisition of certain assets of Leadis Technology, Inc. (“Leadis”)

On June 10, 2009, the Company completed its acquisition of certain sensor technology and related assets from Leadis, along with members of Leadis’ engineering team. The total purchase price of approximately $6.3 million was paid in cash. Approximately $0.2 million of acquisition-related costs was included in SG&A expenses on the Consolidated Statements of Operations for fiscal 2010.

The Company has allocated the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. The acquisition provided the Company with a touch sensor technology, team of engineers, certain assets and a product line involving touch sensor technology. The Company believes that these technologies will allow it to address a broader range of multimedia applications with highly integrated processing, interfacing and connectivity solutions. This transaction is intended to enable the Company to provide OEMs and ODMs with lower power, higher functionality Application-Specific Standard Products (ASSPs) that will enable them to provide consumers with a richer, more complete digital media experience. These opportunities, along with the ability to sell touch sensor products to the Company’s existing customer base, were significant contributing factors to the establishment of the purchase price. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management estimates and assumptions. The goodwill as a result of this acquisition is expected to be deductible for tax purposes.  Goodwill is not amortized but will be reviewed at least annually for impairment. Purchased intangibles with finite lives are being amortized over their respective estimated useful lives on a straight line basis.

The purchase price has been allocated as follows:

(in thousands)	Fair Value
Net tangible assets acquired	$151
Amortizable intangible assets	6,040
Goodwill	59
Total purchase price	$6,250

A summary of the allocation of amortizable intangible assets is as follows:

(in thousands)	Fair Value
Amortizable intangible assets:
Existing technology	$4,670
Customer relationships	1,092
In-process research and development	278
Total	$6,040

Useful lives are primarily based on the underlying assumptions used in the DCF models.

Net Tangible Assets

Assets were reviewed and adjusted, if required, to their estimated fair value.

Amortizable Intangible Assets

Existing technology consists of products that have reached technological feasibility. The Company valued the existing technology utilizing a DCF model, which used forecasts of future revenues and expenses related to the intangible assets. The Company utilized discount factors of 42% and 44% for existing technology and is amortizing the intangible assets on a straight-line basis over 7 years.

The value of the customer relationships intangible asset was estimated using a DCF model, which used forecasts of future revenues and expenses related to the intangible assets. The Company utilized discount factors of 42%-45% and is amortizing this intangible asset on a straight-line basis over 5 years.

IPR&D
Projects that qualify as IPR&D represent those at the development stage and require further research and development to determine technical feasibility and commercial viability. The value of IPR&D was determined by considering the importance of each project to the Company’s overall development plan, estimating costs to develop the purchased IPR&D into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value based on the percentage of completion of the IPR&D projects. The Company utilized the DCF method to value the IPR&D, using discount factors of 45% and 46% and will amortize this intangible asset once the projects are completed. There were two IPR&D projects underway at Leadis at the acquisition date.  As of April 3, 2011, one of the projects was 100% complete and approximately $1.8 million costs have been incurred, another project was 76% complete and approximately $3.1 million costs have been incurred.  The Company estimates that additional investment of $1.0 million will be required to complete the project with an estimated completion date during the fourth quarter of fiscal 2012.

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

In accordance with authoritative guidance for business combinations, the Company has allocated the purchase price to the tangible and intangible assets acquired and liabilities assumed, including in-process research and development, based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. The acquisition provided the Company with a video signal processing technology, team of engineers, certain assets and a product line involving video technologies. The Company believes these technologies will allow it to pursue expanded opportunities, particularly in the emerging high-definition video market. These opportunities, along with the ability to sell video products to the existing base of the Company’s customers, were significant contributing factors to the establishment of the purchase price. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management estimates and assumptions. As of April 3, 2011, approximately $1.8 million of the total goodwill is expected to be deductible for tax purposes. Goodwill is not amortized but will be reviewed at least annually for impairment. Purchased intangibles with finite lives are being amortized over their respective estimated useful lives on a straight line basis. The purchase price has been allocated as follows:

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

IPR&D

Of the total purchase price, $5.6 million was allocated to IPR&D and included in the Consolidated Statement of Operations in fiscal 2009. Projects that qualify as IPR&D represent those that have not yet reached technological feasibility and which have no alternative future use. The Company utilized the DCF method to value the IPR&D, using a discount factor of 32%. As of April 3, 2011, the project was 100% complete and approximately $9.2 million of costs were incurred since the acquisition.

Note 4
Divestitures

Silicon Logic engineering business

On December 4, 2009, the Company completed the sale of certain assets and transferred certain liabilities related to its Silicon Logic engineering business to Open Silicon, Inc ("OSI") for $1 in cash.  As a resullt, the Company recorded a loss of $0.2 million in fiscal 2010 related to the divestiture. In connection with the divestiture, the Company entered into a design service agreement with OSI, whereby they agreed to provide and the Company agreed to purchase design services from OSI through the third quarter of fiscal 2011. The total commitment under this design service agreement was $0.8 million. The agreement was complete in fiscal 2011. The Company also signed a sublease agreement with OSI for office facility in Eau Claire, Wisconsin, which will expire in June 2012. The sale of the SLE business did not qualify as discontinued operations as the Company had cash flows associated with the design service agreement that the Company signed with OSI.

The following table summarizes the components of the loss:

(in thousands)
Cash proceeds from sale	$--
Assets sold:
Fixed assets, net	(120)
Other assets	(24)
Liabilities transferred	17
Transaction and other costs	(40)
Loss on divestiture	$(167)

Military business

On November 30, 2009, the Company completed the sale of certain assets and transferred certain liabilities related to its military business to Spectrum Control, Inc ("Spectrum Control") for approximately $12.8 million. As a result, the Company recorded a loss of $4.3 million in fiscal 2010 related to the divestiture. All employees in the Company’s military business were transferred to Spectrum Control as a result of the transaction. In addition, the Company also signed a sublease agreement with Spectrum Control for the facility in Worcester, Massachusetts, which expired in May 2010.  Prior to the divestiture, the military business was part of a larger cash-flow generating product group and did not, on its own, represent a separate operation of the Company.  Therefore, this sale did not qualify as discontinued operations.

The following table summarizes the components of the loss:

(in thousands)
Cash proceeds from sale	$12,800
Assets sold:
Accounts receivable, net	(1,022)
Inventory, net	(5,027)
Fixed assets, net	(982)
Intangible assets, net	(9,517)
Other assets	(46)
Liabilities transferred	572
Transaction and other costs	(1,051)
Loss on divestiture	$(4,273)

Network search engine business

On July 17, 2009, the Company completed the sale of certain assets related to its network search engine business (the "NWD Assets") to NetLogic Microsystems, Inc ("Netlogic") for $98.2 million in cash, pursuant to an Asset Purchase Agreement by and between the Company and NetLogic dated April 30, 2009 (the "Agreement"). The Company’s NWD Assets were part of the Communications reportable segment. In connection with the divestiture, the Company entered into a supply agreement with NetLogic, whereby they agreed to buy and the Company agreed to sell Netlogic certain network search engine products for a limited time following the closing of the sale.  According to the terms set forth in the agreement, the Company has committed to supply certain products either at its standard costs or below its normal gross margins for such products, which are lower than their estimated fair values. As a result, the Company recorded a liability of $3.0 million related to the estimated fair value of this agreement, of which $1.3 million and $0.8 million was recognized in fiscal 2011 and 2010. The Company expects to complete sales under this Agreement in fiscal 2012.  In fiscal 2010, the Company recorded a gain of $82.7 million related to sale of NWD assets to NetLogic. The sale of the NWD business did not qualify as discontinued operations as the Company continues to generate cash flows associated with the supply agreement that the Company signed with Netlogic.

The following table summarizes the components of the gain:

(in thousands)
Cash proceeds from sale	$98,183
Assets sold:
Inventory, net	(7,593)
Fixed Assets and license transferred	(583)
Goodwill write off	(3,701)
Transaction and other costs	(579)
Fair market value of the supply agreement with Netlogic	(2,980)
Gain on divestiture	$82,747

Note 5
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

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of April 3, 2011:

	Fair Value at Reporting Date Using:
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Cash Equivalents and Short-Term investments:
US government treasuries and agencies securities	$119,926	$--	$--	$119,926
Money market funds	32,203	--	--	32,203
Corporate bonds	--	57,087	--	57,087
Corporate commercial paper	--	51,785	--	51,785
Bank deposits	--	17,764	--	17,764
Municipal bonds	--	369	--	369
Total assets measured at fair value	$152,129	$127,005	$--	$279,134
Liabilities:
Fair value of contingent consideration	--	--	1,800	1,800
Total liabilities measured at fair value	$--	$--	$1,800	$1,800

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 28, 2010:

	Fair Value at Reporting Date Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Cash Equivalents and Short-Term Investments:
U.S. government treasuries and agencies securities	$145,156	$--	$145,156
Money market funds	43,476	--	43,476
Corporate bonds	--	82,678	82,678
Corporate commercial paper	--	46,339	46,339
Bank deposits	--	3,685	3,685
Total assets measured at fair value	$188,632	$132,702	$321,334

U.S. government treasuries and U.S. government agency securities as of April 3, 2011 and March 28, 2010 do not include any U.S. government guaranteed bank issued paper. Corporate bonds include bank-issued securities that are guaranteed by the Federal Deposit Insurance Corporation (FDIC).

The securities in Level 1 are highly liquid and actively traded in exchange markets or over-the-counter markets. Level 2 fixed income securities are priced using quoted market prices for similar instruments, nonbinding market prices that are corroborated by observable market data.

In connection with the acquisition of IKOR (please see "Note 3- Business Combinations"), a liability was recognized for the Company’s estimate of the fair value of contingent consideration on the acquisition date based on probability-based forecasted revenue.  This fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement. This fair value measurement is valued based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions concerning future revenue of the acquired business in measuring fair value.

The following table summarizes the change in the fair value of the contingent consideration measured using significant unobservable inputs (Level 3) for fiscal 2011:

(in thousands)	Estimated Fair Value
Balance as of March 28, 2010	$--
Additions	1,800
Balance as of April 3, 2011	$1,800

Cash equivalents are highly liquid investments with original maturities of three months or less at the time of purchase. The Company maintains its cash and cash equivalents with reputable major financial institutions.  Deposits with these banks may exceed the FDIC insurance limits or similar limits in foreign jurisdictions. These deposits typically may be redeemed upon demand and, therefore, bear minimal risk.  While the Company monitors daily the cash balances in its operating accounts and adjusts the balances as appropriate, these balances could be impacted if one or more of the financial institutions with which the Company deposits fails or is subject to other adverse conditions in the financial markets.  As of April 3, 2011, the Company has not experienced any losses in its operating accounts.

All of the Company’s available-for-sale investments are subject to a periodic impairment review. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. This determination requires significant judgment. For publicly traded investments, impairment is determined based upon the specific facts and circumstances present at the time, including a review of the closing price over the length of time, general market conditions and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for recovery. Although the Company believes its portfolio continues to be comprised of sound investments due to high credit ratings and government guarantees of the underlying investments, a further decline in the capital and financial markets would adversely impact the market values of its investments and their liquidity. The Company continually monitors the credit risk in its portfolio and future developments in the credit markets and makes appropriate changes to its investment policy as deemed necessary.  The Company did not record any impairment charges related to its available-for-sale investments in fiscal 2011 and 2010.

Note 6
Investments

Available-for-Sale Securities

Available-for-sale investments at April 3, 2011 were as follows:

(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government treasuries and agencies securities	$119,917	$17	$(8)	$119,926
Money market funds	32,203	--	--	32,203
Corporate bonds	57,001	104	(18)	57,087
Corporate commercial paper	51,785	--	--	51,785
Bank deposits	17,764	--	--	17,764
Municipal bonds	368	1	--	369
Total available-for-sale investments	279,038	122	(26)	279,134
Less amounts classified as cash equivalents	(84,623)	--	1	(84,622)
Short-term investments	$194,415	$122	$(25)	$194,512

Available-for-sale investments at March 28, 2010 were as follows:

(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government treasuries and agencies securities	$145,074	$84	$(2)	$145,156
Money market funds	43,476	--	--	43,476
Corporate bonds	82,447	266	(35)	82,678
Corporate commercial paper	46,339	--	--	46,339
Bank deposits	3,685	--	--	3,685
Total available-for-sale investments	321,021	350	(37)	321,334
Less amounts classified as cash equivalents	(98,671)	--	--	(98,671)
Short-term investments	$222,350	$350	$(37)	$222,663

The cost and estimated fair value of available-for-sale debt securities at April 3, 2011, by contractual maturity, were as follows:

(in thousands)	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$265,392	$265,473
Due in 1-2 years	10,001	10,017
Due in 2-5 years	3,645	3,644
Total investments in available-for-sale debt securities	$279,038	$279,134

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses as of April 3, 2011, aggregated by length of time that individual securities have been in a continuous loss position.

	Less Than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$24,176	$(18)	$--	$--	$24,176	$(18)
U.S. government treasuries and agencies securities	36,531	(8)	--	--	36,531	(8)
Total	$60,707	$(26)	$--	$--	$60,707	$(26)

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses, as of March 28, 2010, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	Less Than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$39,680	$(35)	$--	$--	$39,680	$(35)
U.S. government treasuries and agencies securities	6,099	(2)	--	--	6,099	(2)
Total	$45,779	$(37)	$--	$--	$45,779	$(37)

Currently, a significant portion of the Company’s available-for-sale investments that it holds are all high grade instruments.  As of April 3, 2011, the unrealized losses on the Company’s available-for-sale investments represented an insignificant amount in relation to its total available-for-sale portfolio. Substantially all of the Company’s unrealized losses on its available-for-sale marketable debt instruments can be attributed to fair value fluctuations in an unstable credit environment that resulted in a decrease in the market liquidity for debt instruments.  Because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, the Company did not consider these investments to be other-than-temporarily impaired at April 3, 2011 and March 28, 2010.

Non-Marketable Equity Securities

The Company accounts for its equity investments in privately held companies under the cost method.  These investments are subject to periodic impairment review and measured and recorded at fair value when they are deemed to be other-than-temporarily impaired. In determining whether a decline in value of its investment has occurred and is other than temporary, an assessment was made by considering available evidence, including the general market conditions, the investee’s financial condition, near-term prospects, market comparables and subsequent rounds of financing.   The valuation also takes into account the investee’s capital structure, liquidation preferences for its capital and other economic variables. The valuation methodology for determining the decline in value of non-marketable equity securities is based on inputs that require management judgment. The aggregate carrying value of the Company’s non-marketable equity securities was approximately $8.5 million and $2.0 million, and was classified within other assets on the Company’s Consolidated Balance Sheets as of April 3, 2011 and March 28, 2010.  The Company did not recognize any impairment loss in fiscal 2011 and fiscal 2010.

Note 7
Stock-Based Employee Compensation

Compensation Expense

The following table summarizes stock-based compensation expense by line items appearing in the Company’s Consolidated Statement of Operations:

	Fiscal Year Ended
(in thousands)	April 3, 2011	March 28, 2010	March 29, 2009
Cost of revenue	$1,683	$2,762	$3,702
Research and development	9,596	10,200	18,927
Selling, general and administrative	5,250	3,713	9,773
Total stock-based compensation expense	$16,529	$16,675	$32,402

Immaterial amount of stock-based compensation expense was capitalized during any period presented above. Stock-based compensation expense recognized in the Consolidated Statements of Operations is based on awards ultimately expected to vest.  The authoritative guidance for stock-based compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company attributes the value of stock-based compensation to expense on an accelerated method.

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

	Fiscal Year Ended
	April 3, 2011	March 28, 2010	March 29, 2009
Stock option plans:
Expected Term	4.58 years	4.65 years	4.60 years
Risk-free interest rate	1.83%	2.12%	2.67%
Volatility	41.0%	44.7%	42.5%
Dividend Yield	0.0%	0.0%	0.0%
Weighted-average grant-date fair value	$2.75	$2.16	$3.66
ESPP:
Expected Term	0.25 years	0.25 years	0.25 years
Risk-free interest rate	0.15%	0.14%	0.94%
Volatility	41.9%	42.7%	48.3%
Dividend Yield	0.0%	0.0%	0.0%
Weighted-average grant-date fair value	$1.56	$1.48	$1.87

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

As a result of the option exchange, the total incremental compensation expense of the new options was approximately $1.8 million, of which $0.7 million and $0.4 million was recognized in fiscal 2011 and 2010.

Equity Incentive Programs

The Company currently issues awards under three equity based plans in order to provide additional incentive and retention to directors and employees who are considered to be essential to the long-range success of the Company.  These plans are further described below.

2004 Equity Plan (“2004 Plan”)

In September 2004, the Company’s stockholders approved the 2004 Plan.  On July 21, 2010, the Board of Directors of the Company approved an amendment to the Company’s 2004 Plan to increase the number of shares of common stock reserved for issuance thereunder from 28,500,000 shares to 36,800,000 shares (an increase of 8,300,000 shares), provided, however, that the aggregate number of common shares available for issuance under the 2004 Plan is reduced by 1.74 shares for each common share delivered in settlement of any full value award, which are awards other than stock options and stock appreciation rights, that are granted under the 2004 Plan on or after September 23, 2010.  On September 23, 2010, the stockholders of the Company approved the proposed amendment described above, which also includes certain other changes to the 2004 Plan, including an extension of the term of the 2004 Plan. Options granted by the Company under the 2004 Plan generally expire seven years from the date of grant and generally vest over a four-year period from the date of grant, with one-quarter of the shares of common stock vesting on the one-year anniversary of the grant date and the remaining shares vesting monthly for the 36 months thereafter.  The exercise price of the options granted by the Company under the 2004 Plan shall not be less than 100% of the fair market value for a common share subject to such option on the date the option is granted.  Full value awards made under the 2004 Plan shall become vested over a period of not less than three years (or, if vesting is performance-based, over a period of not less than one year) following the date such award is made; provided, however, that full value awards that result in the issuance of an aggregate of up to 5% of common stock available under the 2004 Plan may be granted to any one or more participants without respect to such minimum vesting provisions.   As of April 3, 2011, there were 15.6 million shares available for future grant under the 2004 Plan.

Restricted stock units available for grant by the Company under the 2004 Plan generally vest over at least a three-year period from the grant date with one-third of restricted stock units vesting on each one-year anniversary.  Prior to vesting, participants holding restricted stock units do not have shareholder rights.  Shares are issued on or as soon as administratively practicable following the vesting date of the restricted stock units and upon issuance, recordation and delivery, the participant will have all the rights of a shareholder of the Company with respect to voting such stock and receipt of dividends and distributions on such stock.  As of April 3, 2011, 2.3 million restricted stock unit awards were outstanding under the 2004 Plan.

The following is a summary of the Company's stock option activity and related weighted average exercise prices for each category:

	Fiscal 2011
(shares in thousands)	Shares	Price
Beginning stock options outstanding	22,289	$9.72
Granted	3,305	5.99
Exercised (1)	(682)	5.64
Canceled	(7,098)	11.46
Ending stock options outstanding	17,814	$8.49

Ending stock options exercisable	10,762	$10.12

(1)	Upon exercise, the Company issues new shares of common stock.

The following is a summary of information about stock options outstanding at April 3, 2011:

(in thousands)	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$4.84 - 4.95	259	4.96	$4.94	129	$4.94
5.05 - 5.05	1,872	4.98	5.05	782	5.05
5.14 - 5.58	1,200	5.24	5.30	496	5.24
5.64 - 5.75	2,157	6.06	5.75	29	5.66
5.79 - 5.82	97	5.02	5.81	44	5.82
5.88 - 5.88	2,570	3.52	5.88	1,156	5.88
5.99 - 9.25	2,219	5.32	7.27	856	7.86
9.39 - 11.19	354	1.68	10.19	341	10.20
11.23 - 11.23	4,207	1.31	11.23	4,207	11.23
$11.34 - 16.82	2,879	1.90	13.55	2,722	13.60
	17,814	3.53	$8.49	10,762	$10.12

As of April 3, 2011, the weighted-average remaining contractual life of stock options outstanding was 3.53 years and the aggregate intrinsic value was $16.4 million.  The weighted-average remaining contractual life of stock options exercisable was 2.4 years and the aggregate intrinsic value was $ 5.5 million.  Unrecognized compensation cost related to nonvested stock options, net of estimated forfeitures, was $5.2 million and will be recognized over a weighted-average period of 1.3 years.

As of April 3, 2011, stock options vested and expected to vest totaled approximately 14.9 million with a weighted-average exercise price of $ 8.64 and a weighted-average remaining contractual life of 3.4 years.  The aggregate intrinsic value as of April 3, 2011 was approximately $14.9 million.

The following table summarizes the Company’s restricted stock unit activity and related weighted-average exercise prices for each category:

	Fiscal 2011
(shares in thousands)	Shares	Weighted- Average Grant Date Fair Value Per Share
Beginning RSU’s outstanding	1,873	$8.04
Granted	1,401	5.89
Released	(563)	8.86
Forfeited	(369)	7.10
Ending RSU’s outstanding	2,342	$6.70

As of April 3, 2011, the unrecognized compensation cost related to restricted stock units granted under the Company’s equity incentive plans was approximately $4.9 million, net of estimated forfeitures, and is expected to be recognized over a weighted-average period of 1.4 years.

As of April 3, 2011, restricted stock units vested and expected to vest totaled approximately 2.0 million with a weighted-average remaining contract life of 1.2 years.  The aggregate intrinsic value was approximately $14.4 million.

2009 Employee Stock Purchase Plan (“2009 ESPP")

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

Activity under the Company’s ESPP is summarized in the following table:

(in thousands)	Fiscal 2011	Fiscal 2010	Fiscal 2009
Number of shares issued	2,349	1,395	1,860
Average issuance price	$4.87	$5.22	$5.53
Number of shares available at year-end	5,256	7,605	867

Note  8
Stockholders' Equity

Stock Repurchase Program. On January 18, 2007, the Company’s Board of Directors initiated a $200 million share repurchase program. In fiscal 2009 and 2008, the Company’s Board of Directors approved expansion of the share repurchase program by a total of $300 million to a total of $500 million. From fiscal 2007 to fiscal 2010, the Company repurchased approximately 42.9 million shares at an average price of $10.40 per share for a total purchase price of $446.5 million. In fiscal 2011, the Company repurchased approximately 5.3 million shares at an average price of $5.65 per share for a total purchase price of $29.9 million under this program. On July 21, 2010, the Company’s Board of Directors approved a new share repurchase plan to repurchase up to $225 million of its common stock.  In fiscal 2011, the Company repurchased approximately 12.8 million shares at an average price of $6.06 per share for a total purchase price of $77.7 million under this new program.  The old share repurchase program was canceled upon the approval of new share repurchase program.  As of April 3, 2011, approximately $147.3 million was available for future purchase under this new share repurchase program.  Share repurchases were recorded as treasury stock and resulted in a reduction of stockholders’ equity.   The program is intended to reduce the number of outstanding shares of Common Stock to offset dilution from employee equity grants and increase stockholder value.

Stockholder Rights Plan.    In December 1998, the Board of Directors adopted a plan designed to protect the rights of IDT stockholders in the event of a future, unsolicited takeover attempt. Under the plan, each outstanding share of IDT common stock bears one preferred share purchase right. Under certain circumstances, each purchase right entitles its holder to acquire one-hundredth of a share of a newly designated junior participating preferred stock at a price of $45.00 per share. The preferred stock is structured so that the value of one-hundredth of a share of such preferred stock will approximate the value of one share of common stock. The plan was allowed to expire in accordance with its terms on December 21, 2008.  On October 27, 2008, the Company adopted Amended and Restated Bylaws which provide, in relevant part, that the Company will not adopt or extend a stockholder rights plan, rights agreement or any other form of “poison pill” which is designed to make, or has the effect of making, the acquisition of large holdings of the corporation’s stock more difficult or expensive (a “stockholder rights plan”) without obtaining the prior approval of the stockholders of the Company by the affirmative vote of a majority of the votes cast with respect to the matter by the shares represented and entitled to vote thereon at an annual or special meeting of the stockholders at which a quorum is present; provided, however, that the Company may adopt a stockholder rights plan without such prior approval if a majority of the independent directors (as determined in accordance with applicable NASDAQ rules and listing requirements and any additional criteria set forth in the Company’s Corporate Governance Guidelines), in the exercise of their fiduciary duties, determines that adoption of a stockholder rights plan is in the best interest of stockholders under the circumstances. If a stockholder rights plan is adopted without prior stockholder approval as contemplated by the preceding sentence, such plan shall expire within twelve (12) months from the date of adoption unless, prior to such date, it is approved by the affirmative vote of a majority of the votes cast with respect to the matter by the shares represented and entitled to vote thereon at an annual or special meeting of the stockholders at which a quorum is present.

Note 9
Balance Sheet Detail

(in thousands)	April 3, 2011	March 28, 2010
Inventories
Raw materials	$4,709	$3,903
Work-in-process	41,517	28,715
Finished goods	20,815	18,058
Total inventories	$67,041	$50,676

Property, plant and equipment, net
Land	$15,598	$15,598
Machinery and equipment	781,826	775,043
Building and leasehold improvements	135,449	134,711
	932,873	925,352
Less: accumulated depreciation	(865,119)	(857,364)
Total property, plant and equipment, net	$67,754	$67,988

Other current liabilities
Short-term portion of customer obligations	$9,122	$5,387
Short-term portion of restructuring liability	5,291	3,765
Short-term portion of technology license obligation	4,274	8,700
Contingent consideration related to the IKOR acquisition	1,800	--
Accrued medical expense	1,687	1,046
Accrued sales/goods and services tax	1,154	1,780
Accrued audit and legal fees	1,516	1,681
Other	6,042	8,507
Total other current liabilities	$30,886	$30,866

(in thousands)	April 3, 2011	March 28, 2010
Other long-term obligations
Deferred compensation related liabilities	$14,981	$13,050
Long-term portion of customer obligations	--	994
Long-term portion of technology license obligations	--	1,700
Long-term portion of restructuring liability	570	5,666
Other	257	423
Total other long-term obligations	$15,808	$21,833

Note 10
Deferred Income on Shipments to Distributors

Included in the caption “Deferred income on shipments to distributors” on the Consolidated Balance Sheets are amounts related to shipments to certain distributors for which revenue is not recognized until our product has been sold by the distributor to an end customer. The components of deferred income on shipments to distributors as of April 3, 2011 and March 28, 2010 are as follows:

	Fiscal Year Ended
(in thousands)	April 3, 2011	March 28, 2010
Gross deferred revenue	$15,463	$22,008
Gross deferred costs	(2,610)	(3,247)
Deferred income on shipments to distributors	$12,853	$18,761

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

Note 11
Comprehensive Income

The components of comprehensive income were as follows:

	Fiscal Year Ended
(in thousands)	April 3, 2011	March 28, 2010
Net income	$72,627	$40,019
Currency translation adjustments	978	287
Change in net unrealized loss on investments	(217)	(111)
Comprehensive income	$73,388	$40,195

The components of accumulated other comprehensive income, net of tax, were as follows:

(in thousands)	April 3, 2011	March 28, 2010
Cumulative translation adjustments	$1,711	$733
Unrealized gain on available-for-sale investments	96	313
Total accumulated other comprehensive income	$1,807	$1,046

Note 12
Goodwill and Acquisition-related Intangible Assets, Net

Goodwill activity for fiscal 2011 and 2010 is as follows:

	Reportable Segment
(in thousands)	Communications	Computing and Consumer	Total
Balance as of March 29, 2009	$323,450	$712,301	$1,035,751
Impairment losses	(260,246)	(686,101)	(946,347)
Additions (1)	15,369	2,201	17,570
Write off (2)	(3,900)	--	(3,900)
Balance as of March 28, 2010	74,673	28,401	103,074
Additions (3)	--	946	946
Balance as of April 3, 2011	$74,673	$29,347	$104,020

(1)	Additions were from the Leadis, Tundra and Mobius acquisitions.
(2)	Adjustments primarily represent the write off of goodwill associated with the divestiture of networking assets and adjustments related to the Tundra acquisition.
(3)	Additions were from the IKOR acquisition.

Identified acquisition-related intangible asset balances are summarized as follows:

	April 3, 2011
(in thousands)	Gross Assets	Accumulated Amortization	Net Assets
Purchased intangible assets:
Existing technology	$219,700	$(181,722)	$37,978
Trademarks	3,421	(904)	2,517
Customer relationships	127,379	(119,564)	7,815
Total amortizable purchased intangible assets	350,500	(302,190)	48,310
IPR&D*	2,711	--	2,711
Total purchased intangible assets	$353,211	$(302,190)	$51,021

	March 28, 2010
(in thousands)	Gross Assets	Accumulated Amortization	Net Assets
Purchased intangible assets:
Existing technology	$258,336	$(212,554)	$45,782
Trademarks	12,271	(9,262)	3,009
Customer relationships	145,485	(132,848)	12,637
Foundry and assembler relationships	64,380	(64,380)	--
Non-compete agreements	52,958	(52,958)	--
Other	31,053	(31,053)	--
Total amortizable purchased intangible assets	564,483	(503,055)	61,428
IPR&D*	3,814	--	3,814
Total purchased intangible assets	$568,297	$(503,055)	$65,242

* IPR&D is initially capitalized at fair value as an intangible asset with an indefinite life and assessed for impairment thereafter. When the IPR&D project is complete, it is reclassified as an amortizable purchased intangible asset and is amortized over its estimated useful life. If an IPR&D project is abandoned, the Company will record a charge for the carrying value of the related intangible asset to its Consolidated Statements of Operations in the period it is abandoned.

In accordance with authoritative accounting guidance related to goodwill and other intangible assets, goodwill is reviewed for impairment annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. These tests are performed at the reporting unit level using a two-step method. The first step, used to determine if impairment possibly exists, is to compare the carrying amount of a reporting unit, including goodwill, to its fair value. If the carrying amount of the reporting unit exceeds the fair value, the second step is to measure the amount of impairment loss by comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The Company completed its annual review of the goodwill during the fourth quarter ended April 3, 2011 and March 28, 2010 and concluded that there was no impairment.

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

Amortization expense for identified intangibles is summarized below:

	Fiscal Year Ended
(in thousands)	April 3, 2011	March 29, 2010	March 30, 2009
Existing technology	$14,130	$14,423	$53,563
Trademarks	488	384	1,162
Customer relationships	5,270	6,261	23,080
Foundry and assembler relationships	--	5	1,155
Non-compete agreements	--	--	270
Other	44	--	158
Total	$19,932	$21,073	$79,388

The intangible assets are being amortized over estimated useful lives of six months to seven years.

Based on the purchased intangible assets recorded at April 3, 2011, and assuming no subsequent additions to or impairment of the underlying assets, the remaining estimated amortization expense is expected to be as follows (in thousands):

Fiscal Year	Amount
2012	$15,741
2013	10,844
2014	8,394
2015	5,730
2016	4,502
Thereafter	3,099
Total	$48,310

Note 13
Restructuring

The following table shows the provision of the restructuring charges and the liability remaining as of April 3, 2011:

(in thousands)	Cost of Revenues	Operating Expenses	Total
Balance as of March 30, 2008	$433	$1,132	$1,565
Provision	1,938	5,338	7,276
Cash payments	(1,796)	(2,821)	(4,617)
Balance as of March 29, 2009	575	3,649	4,224
Provision	7,988	12,526	20,514
Cash payments	(1,499)	(13,808)	(15,307)
Balance as of March 28, 2010	7,064	2,367	9,431
Provision	640	1,967	2,607
Cash payments	(2,538)	(3,639)	(6,177)
Balance as of April 3, 2011	$5,166	$695	$5,861

Restructuring Actions

As part of an effort to streamline operations with changing market conditions and to create a more efficient organization, the Company has undertaken restructuring actions, to reduce its workforce and consolidate facilities.  The Company’s restructuring expenses were primarily of: (i) severance and termination benefit costs related to the reduction of its workforce; and (ii) lease termination costs and costs associated with permanently vacating certain facilities.

In the third quarter of fiscal 2011, the Company initiated a restructuring action intended to further adjust its skills mix to new strategic and product opportunities. The restructuring action included a reduction in headcount in our multiple divisions. As a result, the Company recorded restructuring expenses of approximately $1.7 million for severance payments, payments under federal, state and province notice statutes and retention and other benefits associated with this restructuring action in the third quarter of fiscal 2011. The Company completed this restructuring action in the fourth quarter of fiscal 2011.

In connection with discontinuing manufacturing operations at our Singapore facility in the fourth quarter of fiscal 2010, the Company exited its leased facility in Singapore in the first quarter of fiscal 2011. As a result, the Company recorded lease impairment charges of approximately $0.5 million in fiscal 2011, which represented the future rental payments under the agreements, reduced by an estimate of sublease incomes, and discounted to present value using an interest rate applicable to us. These charges were recorded as cost of goods sold. Since the initial restructuring, the Company has made lease payments of $0.3 million.  As of April 3, 2011, the remaining accrued lease liabilities were $0.2 million. The Company expects to pay off the facility lease charges through the third quarter of fiscal 2013.

In connection with the divestitures of MNC business and SLE business in the third quarter of fiscal 2010, the Company exited certain leased facilities. As a result, the Company recorded lease impairment charges of approximately $0.9 million, which represented the future rental payments under the agreements, reduced by an estimate of sublease incomes, and discounted to present value using an interest rate applicable to us. These charges were recorded as SG&A.  Since the initial restructuring, the Company has made lease payments of $0.7 million related to the vacated facilities.  As of April 3, 2011, the remaining accrued lease liabilities were $0.2 million. The Company expects to pay off the facility lease charges through the first quarter of fiscal 2013.

In addition, in connection with its plan to transition the manufacture of products to TSMC, the Company’s management approved a plan to exit wafer production operations at its Oregon fabrication facility.  As a result, the Company accrued restructuring expenses of $4.8 million for severance payments and other benefits associated with this restructuring action in fiscal 2010. The Company expects to complete this restructuring action in the fourth quarter of fiscal 2012.

During the second quarter of fiscal 2006, the Company completed the consolidation of its Northern California workforce into its San Jose headquarters and exited a leased facility in Salinas, California. The Company recorded lease impairment charges of approximately $2.1 million, of which $0.6 million was recorded as cost of revenues, $0.9 million was recorded as R&D expense and $0.6 million was recorded as SG&A expense. Since the initial restructuring, the Company has made lease payments of $1.4 million related to the vacated facility in Salinas.  As of April 3, 2011, the remaining accrued lease liabilities were $0.7 million.  The Company expects to pay off this facility charge through the third quarter of fiscal 2014.

Note 14
Commitments and Contingencies

Guarantees

As of April 3, 2011, the Company’s financial guarantees consisted of guarantees and standby letters of credit, which are primarily related to the Company’s electrical utilities in Malaysia, utilization of non-country nationals in Malaysia and Singapore, consumption tax in Japan and value-added tax obligations in Singapore and Holland, and a workers’ compensation plan in the United States. The maximum amount of potential future payments under these arrangements is approximately $2.4 million. The Company also has foreign exchange facilities used for hedging arrangements with banks that allow the Company to enter into foreign exchange contracts totaling approximately $20 million, all of which was available at April 3, 2011.

Commitments

Although the Company owns its corporate headquarters in San Jose, California, the Company leases various administrative facilities under operating leases which expire at various dates through fiscal 2016.

As of April 3, 2011, aggregate future minimum commitments for the next five fiscal years and thereafter under all operating leases, excluding leases in which amounts have been accrued for impairment charges, were as follows (in thousands):

Fiscal Year
2012	$3,675
2013	2,485
2014	1,601
2015	723
2016	683
Total	$9,167

Rent expense for the fiscal years ended April 3, 2011, March 28, 2010 and March 29, 2009 totaled approximately $4.8 million, $4.8 million and $4.2 million, respectively.   Other long-term supplier obligations including payments due under various software design tool and technology license agreements totaled $8.1 million and $2.7 million as of April 3, 2011 and March 28, 2010, respectively.

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

The Company maintains an accrual for obligations it incurs under its standard product warranty program and customer, part, or process specific matters. The Company’s standard warranty period is one year, however in certain instances the warranty period may be extended to as long as two years. Management estimates the fair value of the Company’s warranty liability based on actual past warranty claims experience, its policies regarding customer warranty returns and other estimates about the timing and disposition of product returned under the standard program. Customer, part, or process specific accruals are estimated using a specific identification method. Historical profit and loss impact related to warranty returns activity has been minimal. The total warranty accrual was $0.4 million as of April 3, 2011 and March 28, 2010, respectively.

Litigation

In April 2008, LSI Corporation and its wholly owned subsidiary Agere Systems Inc. (collectively “LSI”) instituted an action in the United States International Trade Commission (ITC or “Commission”), naming the Company and several other respondents.  The ITC action sought an exclusion order under section 337 of the Tariff Act to prevent importation into the U.S. of semiconductor integrated circuit devices and products made by methods alleged to infringe an LSI patent relating to tungsten metallization in semiconductor manufacturing. LSI also filed a companion case in the U.S. District Court for the Eastern District of Texas seeking an injunction and damages of an unspecified amount relating to such alleged infringement. Some of the defendants in the action have since settled the claims against them.  On March 22, 2010, the full ITC Commission issued its Notice of Decision indicating that it had found that the patent claims asserted by LSI were invalid and that there had been no violation of section 337 by the Company, and thereupon terminated its investigation.  On May 14, 2010, LSI filed a Notice of Appeal in the United States Court of Appeals for the Federal Circuit (“CAFC”) for review of the Final Determination of the Commission.  On July 13, 2010, the patent asserted by LSI in these actions expired.  A motion to dismiss the LSI appeal as moot, based on the expiration of the asserted patent, was granted by the CAFC on November 15, 2010.  On May 19, 2011, LSI filed a motion to dismiss the companion U.S. District Court case against the Company and all remaining defendants.

In November 2010, the Company filed a complaint in the Northern District of California against Phison Electronics Corp. (“Phison”) for infringement of the Company’s four patents directed to oscillator and clock signal technology.  The lawsuit seeks a preliminary and permanent injunction against Phison products as well as damages, attorney's fees and cost of the lawsuit.  Phison filed an answer to the complaint on January 31, 2011, denying infringement of the patents in suit. A case management conference was held March 17, 2011, and the court issued an order setting a hearing on claim construction for December 2, 2011.

Note 15
Employee Benefit Plans

The Company sponsors a 401(k) retirement matching plan for qualified domestic employees.  The Company recorded expenses of approximately $1.9 million, $0.2 million and $3.9 million in matching contributions under the plan in fiscal 2011, 2010, and 2009, respectively.  Due to poor economic conditions, the Company suspended its matching contributions to qualified 401(k) participants effective April 1, 2009 but reinstated the matching contributions effective in the fourth quarter of fiscal 2010.

Effective November 1, 2000, the Company established an unfunded deferred compensation plan to provide benefits to executive officers and other key employees.  Under the plan, participants can defer any portion of their salary and bonus compensation into the plan and may choose from a portfolio of funds from which earnings are measured.   Participant balances are always 100% vested.   As of April 3, 2011 and March 28, 2010, obligations under the plan totaled approximately $15.0 million and $13.0 million, respectively.  Additionally, the Company has set aside assets in a separate trust that is invested in corporate owned life insurance intended to substantially fund the liability under the plan.  As of April 3, 2011 and March 28, 2010, the deferred compensation plan assets were approximately $14.2 million and $12.7, respectively.  The Company incurred costs for this plan for insurance, administration and other support of $0.3 million, $0.3 million and $0.4 million in fiscal 2011, 2010 and 2009, respectively.

Note 16
Income Taxes

The components of income (loss) before income taxes and the income tax expense (benefit) were as follows:

	Fiscal Year Ended
(in thousands)	April 3, 2011	March 28, 2010	March 29, 2009
Income (loss) before income taxes:
United States	$41,321	$9,393	$(1,045,608)
Foreign	11,949	33,174	21
Income (loss) before income taxes	$53,270	$42,567	$(1,045,587)

Income tax expense (benefit):
Current:
United States	$(20,462)	$1,904	$1,074
State	144	(4)	(95)
Foreign	841	458	(208)
	(19,477)	2,358	771
Deferred:
United States	151	154	(839)
State	6	1	(62)
Foreign	(37)	35	(290)
	120	190	(1,191)
Income tax expense (benefit):	$(19,357)	$2,548	$(420)

In fiscal years 2011, 2010 and 2009, approximately $1.5 million, $2.3 million and $192,000, respectively, of U.S. income tax benefits related to the exercise of certain employee stock options decreased income taxes payable and were credited to additional paid-in capital.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities were as follows:

(in thousands)	April 3, 2011	March 28, 2010
Deferred tax assets:
Deferred income on shipments to distributors	$2,379	$4,553
Non-deductible accruals and reserves	12,717	9,272
Inventory related and other expenses	375	358
Net operating losses and credit carryforwards	83,387	68,911
Depreciation and amortization	22,929	15,050
Stock options	5,752	11,640
Other	255	2,069
Total deferred tax assets	127,794	111,853

Deferred tax liabilities:
Purchased intangibles	(190)	(32)
U.S. tax on earnings of foreign subsidiaries not indefinitely reinvested	--	(657)
Other	(3,546)	(3,400)
Total deferred tax liabilities	(3,736)	(4,089)

Valuation allowance	(125,760)	(109,346)

Net deferred tax liabilities	$(1,702)	$(1,582)

The Company established a valuation allowance against its deferred tax assets because management could not conclude it was more likely than not that these deferred tax assets would be realized. The Company reached this decision based on judgment, which included consideration of historical losses and projections of future profits with substantially more weight being placed on recent losses than any projections of future profitability. The Company will continue to monitor the need for the valuation allowance on a quarterly basis and may, with further evidence, determine that the valuation allowance is no longer required.  The valuation allowance is based on the Company’s analysis that it is more likely than not that certain deferred tax assets will be realized in the foreseeable future. The net deferred tax liability of $1.7 million relates primarily to book to tax basis differences in various foreign jurisdictions.

The valuation allowance for deferred tax assets increased by $16.0 million and decreased by $8.2 million in fiscal 2011 and fiscal 2010, respectively.

As of April 3, 2011, the Company had federal and state net operating loss (NOL) carryforwards, net of ASC 740-10 unrecognized tax benefits, of approximately $67.3 million and $165.5 million, respectively, which include excess tax benefits related to stock option exercises.  The Company has approximately $29.2 million of net tax benefits related to excess stock compensation benefits, which are not recorded as deferred tax assets.  These excess stock compensation benefits will be credited to additional paid-in capital when recognized. The federal net operating loss carryforwards will expire in various fiscal years through 2025, if not utilized.  The state net operating loss carryforwards will expire in various fiscal years through 2025, if not utilized.  The utilization of NOLs created by acquired companies is subject to annual limitations under Section 382 of the Internal Revenue Code. However, the Company does not expect that such annual limitation will impair the realization of these NOLs.

As of April 3, 2011, the Company had approximately $50.5 million of federal research and development tax credit carryforwards, and $7.5 million of foreign tax credit carryforwards. The federal research tax credit carryforwards will expire from fiscal years 2012 through 2021, if not utilized and the foreign tax credit carryforwards will expire from fiscal years 2011 to 2020, if not utilized. The Company also had, as of April 3, 2011, approximately $53.2 million of state income tax credit carryforwards, of which $2.7 million will expire in various fiscal years through 2014, if not utilized.

Reconciliation between the statutory U.S. income tax rate of 35% and the effective rate is as follows:

	Fiscal Year Ended
(in thousands)	April 3, 2011	March 28, 2010	March 29, 2009
Provision (benefit) at 35% U.S. statutory rate	$18,648	$14,898	$(365,955)
State tax, net of federal benefit	120	(49)	(229)
Foreign income taxed at lower rates	(22,368)	(16,144)	554
Impact of rate change and extension of incentive in foreign jurisdiction	(3)	(94)	(864)
Repatriation of foreign earnings	--	254	1,056
Net operating losses and tax credits (benefited) not benefited	335	(802)	36,213
Goodwill and intangible assets impairment	4,379	--	321,798
Stock-based compensation related to foreign jurisdictions and incentive stock options	--	2,989	6,533
IRS settlement	(20,056)	--	--
Other	(412)	1,496	474
Income tax expense (benefit)	$(19,357)	$2,548	$(420)

The Company benefits from tax incentives granted by local tax authorities in certain foreign jurisdictions.  All non-passive income earned in its Bermuda subsidiary is not subject to tax.  In addition, through December 31, 2009, the results reflect a zero tax rate on non-passive income earned in its Singapore subsidiary, which was granted pioneer status, or exemption of taxes on non-passive income, from the Economic Development Board of Singapore until December 31, 2009.  The impact of this holiday was an increase in net income of approximately $2.7 million in fiscal 2010 ($0.02 per diluted share) and $4.3 million in fiscal 2009 ($0.03 per diluted share).  The tax holiday in Singapore expired in fiscal 2010.  Therefore no tax benefit was recognized in fiscal 2011.  The Company was granted a tax holiday in Malaysia during fiscal 2009.  The tax holiday was contingent upon the Company continuing to meet specified investment criteria in fixed assets, and to operate as an APAC regional headquarters center.  In the fourth quarter of fiscal 2011, the Company agreed with the Malaysia Industrial Development Board to cancel this tax holiday and enter into a new tax holiday which is a full tax exemption on statutory income for a period of 10 years commencing April 4, 2011.  This new tax holiday is subject to the Company meeting certain financial targets, investment, headcounts and activities in Malaysia. The impact of the Malaysia tax holiday was an increase in net income of approximately $0.9 million in fiscal 2011 ($0.01 per diluted share), $0.6 million in fiscal 2010 (less than $0.01 per diluted share) and $0.8 million in fiscal 2009 (less than $0.01 per diluted share), respectively.

The Company intends to reinvest certain of its foreign earnings indefinitely. Accordingly, no U.S. income taxes have been provided for approximately $340.7 million of undistributed earnings of foreign subsidiaries. It is not practicable for the Company to determine the tax impact of remitting these earnings.

The amount of unrecognized tax benefits that would favorably impact the effective tax rate were approximately $0.4 million and $19.6 million as of April 3, 2011 and March 28, 2010, respectively.  The decrease in unrecognized tax benefit was primarily attributable to the effective settlement of the IRS audit in fiscal 2011.  As of April 3, 2011, approximately $28.1 million of unrecognized tax benefits would be offset by a change in valuation allowance.  The Company recognizes potential interest and penalties related to the income tax on the unrecognized tax benefits as a component of income tax expense and accrued  approximately $0.3 million and $1.4 million for these items in fiscal 2011 and 2010.

In the fourth quarter of fiscal 2011, the Company entered into a Closing Agreement with the IRS on the “buy-in payment” for the tax structure and Extraterritorial Income Exclusion for the exported products outside the U.S.  The total adjustments increased taxable income and reduced the Company’s net operating loss carryforward by $59.5 million for the fiscal year from 2006 through 2010.

As of April 3, 2011, the Company was subject to examination in the U.S. federal tax jurisdiction for the fiscal years 2005, 2009 and 2010.  Although the final outcome is uncertain, based on currently available information, the Company believes that the ultimate outcome will not have a material adverse effect on its financial position, cash flows or results of operations.

As of April 3, 2011, the Company was subject to examination in various state and foreign jurisdictions for tax years 2004 forward, none of which were individually material.

During the twelve months beginning April 3, 2011, the Company does not expect its unrecognized tax benefits will materially change from April 3, 2011 balances.  However, the Company notes that the resolution and/or closure of open audits are highly uncertain.

The following tables summarize the activities of gross unrecognized tax benefits:

(in thousands)	Fiscal 2011	Fiscal 2010	Fiscal 2009
Beginning balance	$53,795	$44,972	$42,896
Increases related to prior year tax positions	6,243	3,480	--
Decreases related to prior year tax positions	--	(862)	(20)
Increases related to current year tax positions	2,435	6,227	2,096
Decrease related to the IRS tax settlement	(34,002)	--	--
Decreases related to the lapsing of statute of limitations	--	(22)	--
Ending balance	$28,471	$53,795	$44,972

Note 17
Segments

At the beginning of fiscal 2010, as part of a refinement of its business strategy, the Company incorporated multi-port products from the Communications segment into the Computing and Consumer segment.  This change in segment reporting had no impact on the Company’s consolidated balance sheets, statements of operations, statements of cash flows or statements of stockholders’ equity for any periods. The segment information for 2009 has been adjusted retrospectively to conform to the current period presentation.

The Chief Operating Decision Maker is the Company’s President and Chief Executive Officer.

Our reportable segments include the following:

●
Communications segment: includes clock and timing solutions, Serial RapidIO® switching solutions, flow-control management devices, FIFOs, integrated communications processors, high-speed SRAM, military application (divested in the third quarter of fiscal 2010), digital logic, telecommunications and network search engines (divested in the second quarter of fiscal 2010).

●
Computing and Consumer segment: includes clock generation and distribution products, PCI Express switching and bridging solutions, high-performance server memory interfaces, multi-port products, PC audio and video products.

The tables below provide information about these segments:

	Fiscal Year Ended
(in thousands)	April 3, 2011	March 28, 2010	March 29, 2009
Communications	$291,426	$245,438	$294,698
Computing and Consumer	334,279	290,468	368,547
Total revenues	$625,705	$535,906	$663,245

Income (Loss) by Segment

	Fiscal Year Ended
(in thousands)	April 3, 2011	March 28, 2010	March 29, 2009
Communications	$126,050	$83,291	$92,101
Computing and Consumer	(28,943)	(36,388)	11,918
Amortization of intangible assets	(19,933)	(21,073)	(79,388)
Inventory fair market value adjustment	(379)	(16,058)	--
Goodwill and intangible assets impairment	--	--	(1,025,684)
Gain on divestitures	--	78,306	--
Fabrication production transfer costs	(5,263)	(2,344)	--
Assets impairment	447	(1,536)	--
Amortization of stock-based compensation	(16,528)	(16,674)	(32,402)
Severance, retention and facility closure costs	(2,138)	(21,120)	(7,484)
Acquired in-process research and development	--	--	(5,597)
Acquisition-related costs and other	(1,932)	(4,822)	11
Deferred compensation plan expense (benefit)	(1,808)	(2,892)	2,690
Other-than-temporary loss on investments	--	--	(3,000)
Interest income and other, net	3,697	3,877	1,248
Income (loss) before income taxes	$53,270	$42,567	$(1,045,587)

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

The Company’s significant operations outside of the United States include test facility in Malaysia, design centers in the U.S., Canada and China, and sales subsidiaries in Japan, Asia Pacific and Europe. Revenues from unaffiliated customers by geographic area, based on the customers' shipment locations, were as follows:

	Fiscal Year Ended
(in thousands)	April 3, 2011	March 28, 2010	March 29, 2009
Asia Pacific	$402,515	$348,914	$416,815
Americas (1)	96,453	93,451	131,836
Japan	67,603	51,465	61,098
Europe	59,134	42,076	53,496
Total revenues	$625,705	$535,906	$663,245

(1) The revenues from the customers in the U.S. were $123.4 million, $89.2 million and $91.6 million in Fiscal 2011, 2010 and 2009, respectively.

The Company’s financial reporting systems track revenue based upon the regions presented in the table above.  However, the data for individual countries is not at a precise enough level to determine these amounts with certainty.  The Company estimates that the largest individual country not separately disclosed above is Taiwan.

The Company's net property, plant and equipment are summarized below by geographic area:

(in thousands)	April 3, 2011	March 28, 2010
United States	$51,642	$52,979
Canada	5,613	6,437
Malaysia	8,599	6,446
Singapore	--	1,233
All other countries	1,900	893
Total property, plant and equipment, net	$67,754	$67,988

In the first quarter of fiscal 2011, the Company discontinued test operations in its Singapore facility and consolidated with its test operations in Malaysia. Subsequently, the Company completed the transfer of all property, plant and equipment located in Singapore to Malaysia.

Note 18
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

The Company may also utilize currency forward contracts to hedge currency exchange rate fluctuations related to certain short- term foreign currency assets and liabilities. As of April 3, 2011 and March 28, 2010, the Company did not have any outstanding foreign currency contracts that were designated as hedges of forecasted cash flows or capital equipment purchases.  The Company does not enter into derivative financial instruments for speculative or trading purposes.

Gains and losses on these undesignated derivatives substantially offset gains and losses on the assets and liabilities being hedged and the net amount is included in interest income and other (expense), net in the Consolidated Statements of Operations. The Company did not have any outstanding foreign currency contracts that were designated as hedges of certain short term foreign currency assets and liabilities at the end of fiscal 2011.  An immaterial amount of net gains and losses were included in interest income and other (expense), net during fiscal years 2011, 2010 and 2009.

Besides foreign exchange rate exposure, the Company’s cash and investment portfolios are subject to risks associated with fluctuations in interest rates.  While the Company’s policies allow for the use of derivative financial instruments to hedge the fair values of such investments, the Company has yet to enter into this type of hedging arrangement.

Note 19
Related Party Transaction

On December 4, 2009, in line with the Company’s strategy to exit engineering services business acquired as part of the Tundra acquisition, the Company completed the sale of certain assets and transferred certain liabilities related to its Silicon Logic Engineering business to Open Silicon, Inc (“OSI”) for $1 in cash.  Please see Note 4 – “Divestitures” for further discussion.  Richard D. Crowley, Jr., the Company’s Vice President and Chief Financial Officer, is a member of the board of directors of OSI. The Company paid approximately $0.6 million and $0.4 million for services from OSI in fiscal 2011 and 2010.

SUPPLEMENTARY FINANCIAL INFORMATION (UNAUDITED)

QUARTERLY RESULTS OF OPERATIONS
(in thousands, except per share data)

	Fiscal Year Ended April 3, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$158,273	$166,907	$153,230	$147,295
Gross profit	82,166	90,294	82,475	80,376
Net income	10,413	20,224	10,597	31,393
Basic net income per share	0.06	0.13	0.07	0.21
Diluted net income per share	$0.06	$0.13	$0.07	$0.21

	Fiscal Year Ended March 28, 2010
	First Quarter	Second Quarter [1]	Third Quarter	Fourth Quarter
Revenues	$115,954	$139,504	$142,480	$137,968
Gross profit	47,165	51,131	59,729	66,882
Net income (loss)	(14,121)	60,540	(7,367)	967
Basic net income (loss) per share	(0.09)	0.37	(0.04)	0.01
Diluted net income (loss) per share	$(0.09)	$0.36	$(0.04)	$0.01

[1] In the second quarter of fiscal 2010, the Company recorded a gain of $78.3 million in net income related to the divestiture of certain businesses.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including the Chief Executive Officer and Chief Financial Officer, is engaged in a comprehensive effort to review, evaluate and improve our controls; however, management does not expect that our disclosure controls will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control systems’ objectives are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of April 3, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.

Based on our management’s assessment using those criteria, management concluded that our internal control over financial reporting was effective as of April 3, 2011.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this report, has issued an attestation report on our management’s assessment of our internal control over financial reporting as of April 3, 2011, which report appears under Item 8 of this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers, and their respective ages as of April 3, 2011, are as follows:

Name	Age	Position
Ted Tewksbury	54	President and Chief Executive Officer
Richard D. Crowley, Jr.	54	Vice President, Chief Financial Officer
Mike Hunter	59	Vice President, Worldwide Manufacturing
Chuen-Der Lien	54	Vice President, Chief Technical Officer, Circuit and Process Design
Mario Montana	49	Vice President, Enterprise Computing Division
Arman Naghavi	48	Vice President and General Manager, Analog and Power Division
Ji Park	38	Vice President and General Manager, Video and Display Division
Paul Rolls	48	Senior Vice President, Worldwide Sales and Marketing
Kelley Steven-Waiss	41	Vice President, Worldwide Human Resources
Vince Tortolano	61	Vice President, General Counsel and Secretary
Fred Zust	41	Vice President and General Manager, Communications Division

Mr. Tewksbury joined IDT as President and Chief Executive Officer in March 2008. Prior to joining IDT, Mr. Tewksbury served as the President and Chief Operating Officer of AMI Semiconductor from October 2006 to February 2008.  Prior to August 2006, Mr. Tewksbury held a managing director position at Maxim Integrated Products, a semiconductor company.

Mr. Crowley joined IDT as Vice President and Chief Financial Officer in October 2008.  Prior to joining IDT, Mr. Crowley served as the Vice President, Finance and Chief Financial Officer of Micrel Inc., a semiconductor company from 1999 to September 2008. From 1998 to 1999, Mr. Crowley served as Vice President and Chief Financial Officer of Vantis Corporation, a semiconductor company. From 1980 to 1998, Mr. Crowley was employed by National Semiconductor Corporation, where his last position was Vice President and Corporate Controller.

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

Mr. Naghavi joined IDT in 2009 and was appointed to his current position in 2010.  Prior to joining IDT Mr. Naghavi served as Vice President and General Manager of the Analog, Mixed-signal, and Power Division at Freescale Semiconductor.  Prior to Freescale, Mr. Naghavi held various engineering and management positions at Intersil Corporation, a semiconductor company and Analog Devices, Inc., a semiconductor company.

Mr. Park joined IDT in 2005 as a result of our merger with ICS and was promoted from Director of Memory Timing Products to his current position in 2008. Prior to IDT, Mr. Park held various management positions in product engineering, design and marketing at Texas Instruments Incorporated and Applied Materials Inc., a semiconductor company.

Mr. Rolls joined IDT in January 2010 as Senior Vice President, Worldwide Sales and Marketing.  Prior to joining IDT, Mr. Rolls served as Senior Vice President of Worldwide Sales at International Rectifier, a semiconductor company and held a variety of operations and logistics management roles at Compaq Computer.

Ms. Steven-Waiss joined IDT in November 2009 as Vice President, Worldwide Human Resources.  Prior to joining IDT, Ms. Steven-Waiss was Vice President, Worldwide Human Resources at PMC-Sierra, Inc.  Prior to PMC, Ms. Steven-Waiss was on the leadership team of a boutique communications consulting firm, ROI Communication, Inc.

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

The information required by this item concerning our directors is incorporated by reference from the information set forth in the sections titled “Proposal 1—Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2011 Annual Meeting of Stockholders.

Other information required by this item concerning our executive officers is incorporated by reference from the information set forth in this section titled “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2011 Annual Meeting of Stockholders.

The information required by this item concerning our audit committee and its financial expert is incorporated by reference from the information set forth in the section titled “Corporate Governance-Board of Directors Meetings and Committees” in our Proxy Statement for the 2011 Annual Meeting of Stockholders.

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

The information required by this item concerning recommendations of director nominees by security holders is incorporated by reference from the information set forth in the section titled "Consideration of Stockholder Nominees for Director” and “Corporate Governance—Board of Directors Meetings and Committees"  in our Proxy Statement for the 2011 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference from the Company's Proxy Statement for the 2011 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference from the Company's Proxy Statement for the 2011 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference from the Company's Proxy Statement for the 2011 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference from the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders.

PART IV
 ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements. See "Index to Consolidated Financial Statements" under Part II, Item 8 of this Annual Report.

2. Financial Statement Schedules.   See Schedule II, "Valuation and Qualifying Accounts" included with this Annual Report.

3. Exhibits.  The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report.

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File Number	Exhibit/ Appendix	Filing Date	Filed/ Furnished Herewith
2.1*	Agreement and Plan of Merger by and among Integrated Device Technology, Inc., Integrated Circuit Systems, Inc., and Colonial Merger Sub I, Inc.	8-K	00-12695	2.1	6/20/2005
2.2*	Asset Purchase Agreement, dated as of April 30, 2009 between the Company and NetLogic Microsystems, Inc.	8-K	00-12695	2.1	5/9/2009
2.3*	Arrangement Agreement, dated as of April 30, 2009 by and among Integrated Device Technology Inc., 4440471 Canada Inc. and Tundra Semiconductor Corporation.	8-K	00-12695	2.1	4/30/2009
3.1*	Certificate of Amendment of Restated Certificate of Incorporation.	10-Q	00-12695	3.1	11/7/2000
3.2*	Certificate of Amendment of Restated Certificate of Incorporation.	8	00-12695	3(a)	3/28/1989
3.3*	Certificate of Amendment of Restated Certificate of Incorporation.	S-8	33-63133	4.3	10/2/1995
3.4*	Certificate of Designations specifying the terms of the Series A Junior Participating Preferred Stock of IDT, as filed with the Secretary of State of Delaware.	8-A	00-12695	3.6	12/23/1998
3.5*	Certificate of Amendment of Restated Certificate of Incorporation.	10-Q	00-12695	3.5	11/7/2007
3.6*	Amended and Restated Bylaws of the Company, as amended and restated effective July 22, 2009.	8-K	00-12695	3.1	7/28/2009
10.5*	1994 Stock Option Plan, as amended as of September 22, 2000.**	10-Q	00-12695	10.1	10/1/2000
10.6*	1994 Directors Stock Option Plan and related documents.**	10-Q	00-12695	10.18	10/2/1994

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File Number	Exhibit/ Appendix	Filing Date	Filed/ Furnished Herewith
10.7*	Form of Indemnification Agreement between the Company and its directors and officers.**	10-K	00-12695	10.68	4/2/1989
10.8*	Technology License Agreement between the Company and MIPS Technologies, Inc. ***	10-K	00-12695	10.8	3/28/1999
10.10*	Master Distributor Agreement dated August 26, 1985 between the Company and Hamilton/Avnet Electronics, Division of Avnet, Inc.	S-1	33-3189	10.54
10.12*	Incentive Compensation Plan.**	10-Q	00-12695	10.27	7/3/2005
10.13*	Form of Change of Control Agreement between the Company and certain of its officers **	10-K	00-12695	10.13	6/23/2003
10.14*	Lease dated December 2002 between the Company and LaGuardia Associates relating to 710 LaGuardia Street, Salinas, California.	10-K	00-12695	10.14	6/23/2003
10.16*	1997 Stock Option Plan **	10-Q	00-12695	10.23	6/30/2002
10.17*	Purchase and Sale Agreement and Joint Escrow Instructions between the Company and Cadence Design Systems, Inc., dated December 1998.	S-4	00-12695	10.27	3/24/1999
10.18*	Distributor Agreement dated June 22, 2000 between the Company and Arrow Electronics, Inc. ***	10-K	00-12695	10.18	4/1/2001
10.19*	Agreement For Purchase And Sale Of Real Property Between Baccarat Silicon, Inc. and Dan Caputo Co. dated August 5, 2003.	10-Q	00-12695	10.19	6/23/2003
10.20*	Lease between the Company and S.I. Hahn, LLC dated February 2000 relating to 2901 Coronado Drive, Santa Clara, California.	10-K	00-12695	10.20	4/2/2000
10.21*	Non-Qualified Deferred Compensation Plan effective November 1, 2000.**	10-K	00-12695	10.21	4/1/2001
10.22*	Transition Agreement, dated March 30, 2006, by and between Integrated Device Technology, Inc. and Hock E. Tan.**	8-K	00-12695	10.1	3/30/2006
10.23*	Master purchase agreement between Cisco Systems, Inc. and Integrated Device Technology, Inc. dated May 7, 2003. ***	10-Q	00-12695	10.24	9/28/2003
10.24*	1984 Employee Stock Purchase Plan, as amended and restated effective September 29, 2003.**	10-Q	00-12695	10.25	9/28/2003

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File Number	Exhibit/ Appendix	Filing Date	Filed/ Furnished Herewith
10.25*	2004 Equity Plan, as amended and restated, effective September 23, 2010. **	DEF 14A	00-12695	A	7/26/2010
10.26*	Agreement For Purchase And Sale of Real Property Between the Company and Electroglas, Inc. dated December 16, 2004.	10-K	00-12695	10.26	6/14/2005
10.27*	Executive Transition Agreement, dated November 13, 2007, by and between Registrant and Gregory S. Lang.**	8-K	00-12695	10.1	11/16/2007
10.28*	Executive Compensation Agreement, dated February 12, 2008, by and between Registrant and its President and CEO, Ted Tewksbury.**	8-K	00-12695	10.1	2/20/2008
10.29*	Offer Letter between the Company and Richard D. Crowley, Jr., entered into on September 15, 2008.**	8-K	00-12695	10.1	9/23/2008
10.30	2009 Employee Stock Purchase Plan.**	DEF 14A	00-12695	A	8/07/2009
21.1	Subsidiaries of the Company.					X
23.1	Consent of PricewaterhouseCoopers LLP.					X
31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act).					X
31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Exchange Act.					X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS§	XBRL Instance Document.					X
101.SCH§	XBRL Taxonomy Extension Schema Document.					X
101.CAL§	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF§	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB§	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE§	XBRL Taxonomy Extension Presentation Linkbase Document.					X

*This exhibit was previously filed with the Securities and Exchange Commission (SEC) as indicated and is incorporated herein by reference.

**This exhibit is a management contract or compensatory plan or arrangement.

***Confidential treatment has been requested for certain portions of this document pursuant to an application for confidential treatment sent to the SEC. Such portions have been redacted and marked with a triple asterisk. The non-redacted version of this document has been sent to the SEC.

§ Pursuant to Rule 406T of SEC Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRATED DEVICE TECHNOLOGY, INC. Registrant
	By:	/s/ THEODORE L. TEWKSBURY III
May 27, 2011		Theodore L.Tewksbury III President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ THEODORE L. TEWKSBURY III	Chief Executive Officer , President and Director	May 27, 2011
Theodore L. Tewksbury III	(Principal Executive Officer)

/s/ RICHARD D. CROWLEY, JR.	Vice President, Chief Financial Officer	May 27, 2011
Richard D. Crowley, JR.	(Principal Financial and Accounting Officer)

/s/ JOHN SCHOFIELD	Chairman of the Board	May 27, 2011
John Schofield

/s/ GORDON PARNELL	Director	May 27, 2011
Gordon Parnell

/s/ LEWIS EGGEBRECHT	Director	May 27, 2011
Lewis Eggebrecht

/s/ RON SMITH	Director	May 27, 2011
Ron Smith

/s/ DONALD SCHROCK	Director	May 27, 2011
Donald Schrock

/s/ UMESH PADVAL	Director	May 27, 2011
Umesh Padval

INTEGRATED DEVICE TECHNOLOGY, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)	Balance at Beginning of Period	Additions Charged (Credited) to Revenues, Costs and Expenses	Charged (Credited) to Other Accounts	Deductions and Write-offs	Balance at End of Period
Allowance for returns, pricing credits and doubtful accounts
Year ended March 29, 2009	$9,212	$14,669	$--	$(16,530)	$7,351
Year ended March 28, 2010	$7,351	$8,706	$1,466	$(10,867)	$6,656
Year ended April 3, 2011	$6,656	$7,700	$1,819	$(11,607)	$4,568
Tax valuation allowance
Year ended March 29, 2009	$90,262	$27,392	$(65)	$--	$117,589
Year ended March 28, 2010	$117,589	$(10,197)	$--	$1,954	$109,346
Year ended April 3, 2011	$109,346	$2,584	$--	$13,830	$125,760

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File Number	Exhibit/ Appendix	Filing Date	Filed/ Furnished Herewith
2.1*	Agreement and Plan of Merger by and among Integrated Device Technology, Inc., Integrated Circuit Systems, Inc., and Colonial Merger Sub I, Inc.	8-K	00-12695	2.1	6/20/2005
2.2*	Asset Purchase Agreement, dated as of April 30, 2009 between the Company and NetLogic Microsystems, Inc.	8-K	00-12695	2.1	5/9/2009
2.3*	Arrangement Agreement, dated as of April 30, 2009 by and among Integrated Device Technology Inc., 4440471 Canada Inc. and Tundra Semiconductor Corporation.	8-K	00-12695	2.1	4/30/2009
3.1*	Certificate of Amendment of Restated Certificate of Incorporation.	10-Q	00-12695	3.1	11/7/2000
3.2*	Certificate of Amendment of Restated Certificate of Incorporation.	8	00-12695	3(a)	3/28/1989
3.3*	Certificate of Amendment of Restated Certificate of Incorporation.	S-8	33-63133	4.3	10/2/1995
3.4*	Certificate of Designations specifying the terms of the Series A Junior Participating Preferred Stock of IDT, as filed with the Secretary of State of Delaware.	8-A	00-12695	3.6	12/23/1998
3.5*	Certificate of Amendment of Restated Certificate of Incorporation.	10-Q	00-12695	3.5	11/7/2007
3.6*	Amended and Restated Bylaws of the Company, as amended and restated effective July 22, 2009.	8-K	00-12695	3.1	7/28/2009
10.5*	1994 Stock Option Plan, as amended as of September 22, 2000.**	10-Q	00-12695	10.1	10/1/2000
10.6*	1994 Directors Stock Option Plan and related documents.**	10-Q	00-12695	10.18	10/2/1994

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File Number	Exhibit/ Appendix	Filing Date	Filed/ Furnished Herewith
10.7*	Form of Indemnification Agreement between the Company and its directors and officers.**	10-K	00-12695	10.68	4/2/1989
10.8*	Technology License Agreement between the Company and MIPS Technologies, Inc. (Confidential Treatment Granted).	10-K	00-12695	10.8	3/28/1999
10.10*	Master Distributor Agreement dated August 26, 1985 between the Company and Hamilton/Avnet Electronics, Division of Avnet, Inc.	S-1	33-3189	10.54
10.12*	Incentive Compensation Plan.**	10-Q	00-12695	10.27	7/3/2005
10.13*	Form of Change of Control Agreement between the Company and certain of its officers **	10-K	00-12695	10.13	6/23/2003
10.14*	Lease dated December 2002 between the Company and LaGuardia Associates relating to 710 LaGuardia Street, Salinas, California.	10-K	00-12695	10.14	6/23/2003
10.16*	1997 Stock Option Plan **	10-Q	00-12695	10.23	6/30/2002
10.17*	Purchase and Sale Agreement and Joint Escrow Instructions between the Company and Cadence Design Systems, Inc., dated December 1998.	S-4	00-12695	10.27	3/24/1999
10.18*	Distributor Agreement dated June 22, 2000 between the Company and Arrow Electronics, Inc. ***	10-K	00-12695	10.18	4/1/2001
10.19*	Agreement For Purchase And Sale Of Real Property Between Baccarat Silicon, Inc. and Dan Caputo Co. dated August 5, 2003.	10-Q	00-12695	10.19	6/23/2003
10.20*	Lease between the Company and S.I. Hahn, LLC dated February 2000 relating to 2901 Coronado Drive, Santa Clara, California.	10-K	00-12695	10.20	4/2/2000
10.21*	Non-Qualified Deferred Compensation Plan effective November 1, 2000.**	10-K	00-12695	10.21	4/1/2001
10.22*	Transition Agreement, dated March 30, 2006, by and between Integrated Device Technology, Inc. and Hock E. Tan.**	8-K	00-12695	10.1	3/30/2006
10.23*	Master purchase agreement between Cisco Systems, Inc. and Integrated Device Technology, Inc. dated May 7, 2003. ***	10-Q	00-12695	10.24	9/28/2003
10.24*	1984 Employee Stock Purchase Plan, as amended and restated effective September 29, 2003.**	10-Q	00-12695	10.25	9/28/2003

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File Number	Exhibit/ Appendix	Filing Date	Filed/ Furnished Herewith
10.25*	2004 Equity Plan, as amended and restated, effective September 23, 2010. **	DEF 14A	00-12695	A	7/26/2010
10.26*	Agreement For Purchase And Sale of Real Property Between the Company and Electroglas, Inc. dated December 16, 2004.	10-K	00-12695	10.26	6/14/2005
10.27*	Executive Transition Agreement, dated November 13, 2007, by and between Registrant and Gregory S. Lang.**	8-K	00-12695	10.1	11/16/2007
10.28*	Executive Compensation Agreement, dated February 12, 2008, by and between Registrant and its President and CEO, Ted Tewksbury.**	8-K	00-12695	10.1	2/20/2008
10.29*	Offer Letter between the Company and Richard D. Crowley, Jr., entered into on September 15, 2008.**	8-K	00-12695	10.1	9/23/2008
10.30	2009 Employee Stock Purchase Plan.**	DEF 14A	00-12695	A	8/07/2009
21.1	Subsidiaries of the Company.					X
23.1	Consent of PricewaterhouseCoopers LLP.					X
31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act).					X
31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Exchange Act.					X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS§	XBRL Instance Document.					X
101.SCH§	XBRL Taxonomy Extension Schema Document.					X
101.CAL§	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF§	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB§	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE§	XBRL Taxonomy Extension Presentation Linkbase Document.					X

*This exhibit was previously filed with the Securities and Exchange Commission (SEC) as indicated and is incorporated herein by reference.

**This exhibit is a management contract or compensatory plan or arrangement.

***Confidential treatment has been requested for certain portions of this document pursuant to an application for confidential treatment sent to the SEC. Such portions have been redacted and marked with a triple asterisk. The non-redacted version of this document has been sent to the SEC.

§ Pursuant to Rule 406T of SEC Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.