Form 10-K/A
period 2011-04-03
INTEGRATED DEVICE TECHNOLOGY INC
filed 2011-06-07
CIK 703361

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

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

The number of outstanding shares of the registrant’s Common Stock, $.001 par value, as of April 29, 2011 was approximately 148,173,243.

Explanatory Note		1

PART II

ITEM 9B	Other Information	2

PART IV

ITEM 15	Exhibits, Financial Statement Schedules	3

SIGNATURE		6

EXHIBIT INDEX

EXHIBIT 10.31
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment” or “Form 10-K/A”) to the registrant’s Annual Report on Form 10-K for the fiscal year ended April 3, 2011 (the “Original Annual Report”), which was initially filed with the Securities and Exchange Commission (“SEC”) on May 31, 2011, is being made solely to amend the Original Annual Report as follows:

•	to revise the cover page of the Original Annual Report with respect to the registrant’s status as a well-known seasoned issuer;

•

to amend Part II, Item 9B, to include information concerning the termination of an executive officer of the registrant, effective January 7, 2011, which should have been reported on a Current Report on Form 8-K during the period covered by this report;

•

to amend Part IV, Item 15, to update the exhibit index to reflect the inclusion as an exhibit of a separation agreement and release between the registrant and the aforementioned executive officer dated January 10, 2011; and

•	to include the aforementioned agreement as Exhibit 10.31 to this report.

The complete text of Item 9B and Item 15, as amended, is included in this Amendment.

Except as described above, no attempt has been made in this Amendment to modify or update other disclosures presented in the Original Annual Report. This Amendment does not reflect events occurring after the filing of the Original Annual Report, or modify or update those disclosures, including the exhibits to the Original Annual Report, affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the registrant’s filings with the SEC subsequent to the filing of the Original Annual Report, including any amendments to those filings.

PART II

ITEM 9B.	OTHER INFORMATION

Effective January 7, 2011, Mansour Izadinia terminated his employment with Integrated Device Technology, Inc. (“IDT” or the “Company”) as the Company’s Senior Vice President, Chief Technology Officer. In connection with the termination, the Company and Mr. Izadinia entered into a separation agreement and release dated January 10, 2011 (the “Separation Agreement”), which provides that Mr. Izadinia shall receive certain compensation and benefits from the Company, including the following:

•	a lump sum cash payment in an amount equal to 12 months of Mr. Izadinia’s salary as of January 7, 2011, less any applicable taxes; and

•	continuation of Mr. Izadinia’s health coverage (medical, dental and vision) for 12 months beginning on February 1, 2011.

The Separation Agreement also provides that Mr. Izadinia shall have 12 months to exercise his vested stock options as of his termination date.

The Separation Agreement includes certain nondisclosure, nonsolicitation and nondisparagement obligations of Mr. Izadinia as well as a general release by Mr. Izadinia of any and all claims against the Company. The Separation Agreement also includes certain confidentiality and nondisparagement obligations of the Company and a release by the Company of all claims against Mr. Izadinia.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements. The Financial Statements were included in the Annual Report on Form 10-K for the fiscal year ended April 3, 2011, as originally filed.

2. Financial Statement Schedules. Schedule II, “Valuation and Qualifying Accounts,” was included in the Annual Report on Form 10-K for the fiscal year ended April 3, 2011, as originally filed.

3. Exhibits. The exhibits listed in the Exhibit Index below are filed, furnished or incorporated by reference as part of this report.

	Exhibit Description	Incorporated by Reference
Exhibit Number		Form	File Number	Exhibit/ Appendix	Filing Date	Filed/ Furnished Herewith

2.1*	Agreement and Plan of Merger by and among Integrated Device Technology, Inc., Integrated Circuit Systems, Inc., and Colonial Merger Sub I, Inc.	8-K	00-12695	2.1	6/20/2005

2.2*	Asset Purchase Agreement, dated as of April 30, 2009 between the Company and NetLogic Microsystems, Inc.	8-K	00-12695	2.1	5/9/2009

2.3*	Arrangement Agreement, dated as of April 30, 2009 by and among Integrated Device Technology Inc., 4440471 Canada Inc. and Tundra Semiconductor Corporation.	8-K	00-12695	2.1	4/30/2009

3.1*	Certificate of Amendment of Restated Certificate of Incorporation.	10-Q	00-12695	3.1	11/7/2000

3.2*	Certificate of Amendment of Restated Certificate of Incorporation.	8	00-12695	3(a)	3/28/1989

3.3*	Certificate of Amendment of Restated Certificate of Incorporation.	S-8	33-63133	4.3	10/2/1995

3.4*	Certificate of Designations specifying the terms of the Series A Junior Participating Preferred Stock of IDT, as filed with the Secretary of State of Delaware.	8-A	00-12695	3.6	12/23/1998

3.5*	Certificate of Amendment of Restated Certificate of Incorporation.	10-Q	00-12695	3.5	11/7/2007

3.6*	Amended and Restated Bylaws of the Company, as amended and restated effective July 22, 2009.	8-K	00-12695	3.1	7/28/2009

10.5*	1994 Stock Option Plan, as amended as of September 22, 2000.**	10-Q	00-12695	10.1	10/1/2000

10.6*	1994 Directors Stock Option Plan and related documents.**	10-Q	00-12695	10.18	10/2/1994

10.7*	Form of Indemnification Agreement between the Company and its directors and officers.**	10-K	00-12695	10.68	4/2/1989

10.8*	Technology License Agreement between the Company and MIPS Technologies, Inc.***	10-K	00-12695	10.8	3/28/1999

10.10*	Master Distributor Agreement dated August 26, 1985 between the Company and Hamilton/Avnet Electronics, Division of Avnet, Inc.	S-1	33-3189	10.54

10.12*	Incentive Compensation Plan.**	10-Q	00-12695	10.27	7/3/2005

10.13*	Form of Change of Control Agreement between the Company and certain of its officers. **	10-K	00-12695	10.13	6/23/2003

10.14*	Lease dated December 2002 between the Company and LaGuardia Associates relating to 710 LaGuardia Street, Salinas, California.	10-K	00-12695	10.14	6/23/2003

10.16*	1997 Stock Option Plan.**	10-Q	00-12695	10.23	6/30/2002

	Exhibit Description	Incorporated by Reference
Exhibit Number		Form	File Number	Exhibit/ Appendix	Filing Date	Filed/ Furnished Herewith

10.17*	Purchase and Sale Agreement and Joint Escrow Instructions between the Company and Cadence Design Systems, Inc., dated December 1998.	S-4	333-75001	10.27	3/24/1999

10.18*	Distributor Agreement dated June 22, 2000 between the Company and Arrow Electronics, Inc. ***	10-K	00-12695	10.18	4/1/2001

10.19*	Agreement For Purchase And Sale Of Real Property Between Baccarat Silicon, Inc. and Dan Caputo Co. dated August 5, 2003.	10-Q	00-12695	10.19	6/23/2003

10.20*	Lease between the Company and S.I. Hahn, LLC dated February 2000 relating to 2901 Coronado Drive, Santa Clara, California.	10-K	00-12695	10.20	4/2/2000

10.21*	Non-Qualified Deferred Compensation Plan effective November 1, 2000.**	10-K	00-12695	10.21	4/1/2001

10.22*	Transition Agreement, dated March 30, 2006, by and between Integrated Device Technology, Inc. and Hock E. Tan.**	8-K	00-12695	10.1	3/30/2006

10.23*	Master purchase agreement between Cisco Systems, Inc. and Integrated Device Technology, Inc. dated May 7, 2003. ***	10-Q	00-12695	10.24	9/28/2003

10.24*	1984 Employee Stock Purchase Plan, as amended and restated effective September 29, 2003.**	10-Q	00-12695	10.25	9/28/2003

10.25*	2004 Equity Plan, as amended and restated, effective September 23, 2010.**	DEF 14A	00-12695	A	7/26/2010

10.26*	Agreement For Purchase And Sale of Real Property Between the Company and Electroglas, Inc. dated December 16, 2004.	10-K	00-12695	10.26	6/14/2005

10.27*	Executive Transition Agreement, dated November 13, 2007, by and between Registrant and Gregory S. Lang.**	8-K	00-12695	10.1	11/16/2007

10.28*	Executive Compensation Agreement, dated February 12, 2008, by and between Registrant and its President and CEO, Ted Tewksbury.**	8-K	00-12695	10.1	2/20/2008

10.29*	Offer Letter between the Company and Richard D. Crowley, Jr., entered into on September 15, 2008.**	8-K	00-12695	10.1	9/23/2008

10.30*	2009 Employee Stock Purchase Plan.**	DEF 14A	00-12695	A	8/7/2009

10.31	Separation Agreement and Release between the Company and Mansour Izadinia, entered into on January 10, 2011.**					X

21.1*	Subsidiaries of the Company.	10-K	00-12695	21.1	5/31/2011

23.1*	Consent of PricewaterhouseCoopers LLP.	10-K	00-12695	23.1	5/31/2011

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, dated June 6, 2011.					X

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, dated June 6, 2011.					X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated June 6, 2011.					X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated June 6, 2011.					X

101.INS§	XBRL Instance Document.	10-K	00-12695	101.INS	5/31/2011

101.SCH§	XBRL Taxonomy Extension Schema Document.	10-K	00-12695	101.SCH	5/31/2011

101.CAL§	XBRL Taxonomy Extension Calculation Linkbase Document.	10-K	00-12695	101.CAL	5/31/2011

101.DEF§	XBRL Taxonomy Extension Definition Linkbase Document.	10-K	00-12695	101.DEF	5/31/2011

	Exhibit Description	Incorporated by Reference
Exhibit Number		Form	File Number	Exhibit/ Appendix	Filing Date	Filed/ Furnished Herewith

101.LAB§	XBRL Taxonomy Extension Label Linkbase Document.	10-K	00-12695	101.LAB	5/31/2011

101.PRE§	XBRL Taxonomy Extension Presentation Linkbase Document.	10-K	00-12695	101.PRE	5/31/2011

*	This exhibit was previously filed with the Securities and Exchange Commission (SEC) as indicated and is incorporated herein by reference.

**	This exhibit is a management contract or compensatory plan or arrangement.

***	Confidential treatment has been requested for certain portions of this document pursuant to an application for confidential treatment sent to the SEC. Such portions have been redacted and marked with a triple asterisk. The non-redacted version of this document has been sent to the SEC.

§	This exhibit was included in the Annual Report on Form 10-K for the fiscal year ended April 3, 2011, as originally filed with the SEC on May 31, 2011. Pursuant to Rule 406T of SEC Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRATED DEVICE TECHNOLOGY, INC. Registrant

	By:	/s/ RICHARD D. CROWLEY, JR.
June 6, 2011		Richard D. Crowley, Jr. Vice President, Chief Financial Officer (duly authorized officer)

EXHIBIT INDEX

	Exhibit Description	Incorporated by Reference
Exhibit Number		Form	File Number	Exhibit/ Appendix	Filing Date	Filed/ Furnished Herewith

2.1*	Agreement and Plan of Merger by and among Integrated Device Technology, Inc., Integrated Circuit Systems, Inc., and Colonial Merger Sub I, Inc.	8-K	00-12695	2.1	6/20/2005

2.2*	Asset Purchase Agreement, dated as of April 30, 2009 between the Company and NetLogic Microsystems, Inc.	8-K	00-12695	2.1	5/9/2009

2.3*	Arrangement Agreement, dated as of April 30, 2009 by and among Integrated Device Technology Inc., 4440471 Canada Inc. and Tundra Semiconductor Corporation.	8-K	00-12695	2.1	4/30/2009

3.1*	Certificate of Amendment of Restated Certificate of Incorporation.	10-Q	00-12695	3.1	11/7/2000

3.2*	Certificate of Amendment of Restated Certificate of Incorporation.	8	00-12695	3(a)	3/28/1989

3.3*	Certificate of Amendment of Restated Certificate of Incorporation.	S-8	33-63133	4.3	10/2/1995

3.4*	Certificate of Designations specifying the terms of the Series A Junior Participating Preferred Stock of IDT, as filed with the Secretary of State of Delaware.	8-A	00-12695	3.6	12/23/1998

3.5*	Certificate of Amendment of Restated Certificate of Incorporation.	10-Q	00-12695	3.5	11/7/2007

3.6*	Amended and Restated Bylaws of the Company, as amended and restated effective July 22, 2009.	8-K	00-12695	3.1	7/28/2009

10.5*	1994 Stock Option Plan, as amended as of September 22, 2000.**	10-Q	00-12695	10.1	10/1/2000

10.6*	1994 Directors Stock Option Plan and related documents.**	10-Q	00-12695	10.18	10/2/1994

10.7*	Form of Indemnification Agreement between the Company and its directors and officers.**	10-K	00-12695	10.68	4/2/1989

10.8*	Technology License Agreement between the Company and MIPS Technologies, Inc.***	10-K	00-12695	10.8	3/28/1999

10.10*	Master Distributor Agreement dated August 26, 1985 between the Company and Hamilton/Avnet Electronics, Division of Avnet, Inc.	S-1	33-3189	10.54

10.12*	Incentive Compensation Plan.**	10-Q	00-12695	10.27	7/3/2005

10.13*	Form of Change of Control Agreement between the Company and certain of its officers. **	10-K	00-12695	10.13	6/23/2003

10.14*	Lease dated December 2002 between the Company and LaGuardia Associates relating to 710 LaGuardia Street, Salinas, California.	10-K	00-12695	10.14	6/23/2003

10.16*	1997 Stock Option Plan.**	10-Q	00-12695	10.23	6/30/2002

10.17*	Purchase and Sale Agreement and Joint Escrow Instructions between the Company and Cadence Design Systems, Inc., dated December 1998.	S-4	333-75001	10.27	3/24/1999

10.18*	Distributor Agreement dated June 22, 2000 between the Company and Arrow Electronics, Inc. ***	10-K	00-12695	10.18	4/1/2001

10.19*	Agreement For Purchase And Sale Of Real Property Between Baccarat Silicon, Inc. and Dan Caputo Co. dated August 5, 2003.	10-Q	00-12695	10.19	6/23/2003

10.20*	Lease between the Company and S.I. Hahn, LLC dated February 2000 relating to 2901 Coronado Drive, Santa Clara, California.	10-K	00-12695	10.20	4/2/2000

10.21*	Non-Qualified Deferred Compensation Plan effective November 1, 2000.**	10-K	00-12695	10.21	4/1/2001

	Exhibit Description	Incorporated by Reference
Exhibit Number		Form	File Number	Exhibit/ Appendix	Filing Date	Filed/ Furnished Herewith

10.22*	Transition Agreement, dated March 30, 2006, by and between Integrated Device Technology, Inc. and Hock E. Tan.**	8-K	00-12695	10.1	3/30/2006

10.23*	Master purchase agreement between Cisco Systems, Inc. and Integrated Device Technology, Inc. dated May 7, 2003. ***	10-Q	00-12695	10.24	9/28/2003

10.24*	1984 Employee Stock Purchase Plan, as amended and restated effective September 29, 2003.**	10-Q	00-12695	10.25	9/28/2003

10.25*	2004 Equity Plan, as amended and restated, effective September 23, 2010.**	DEF 14A	00-12695	A	7/26/2010

10.26*	Agreement For Purchase And Sale of Real Property Between the Company and Electroglas, Inc. dated December 16, 2004.	10-K	00-12695	10.26	6/14/2005

10.27*	Executive Transition Agreement, dated November 13, 2007, by and between Registrant and Gregory S. Lang.**	8-K	00-12695	10.1	11/16/2007

10.28*	Executive Compensation Agreement, dated February 12, 2008, by and between Registrant and its President and CEO, Ted Tewksbury.**	8-K	00-12695	10.1	2/20/2008

10.29*	Offer Letter between the Company and Richard D. Crowley, Jr., entered into on September 15, 2008.**	8-K	00-12695	10.1	9/23/2008

10.30*	2009 Employee Stock Purchase Plan.**	DEF 14A	00-12695	A	8/7/2009

10.31	Separation Agreement and Release between the Company and Mansour Izadinia, entered into on January 10, 2011.**					X

21.1*	Subsidiaries of the Company.	10-K	00-12695	21.1	5/31/2011

23.1*	Consent of PricewaterhouseCoopers LLP.	10-K	00-12695	23.1	5/31/2011

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, dated June 6, 2011.					X

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, dated June 6, 2011.					X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated June 6, 2011.					X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated June 6, 2011.					X

101.INS§	XBRL Instance Document.	10-K	00-12695	101.INS	5/31/2011

101.SCH§	XBRL Taxonomy Extension Schema Document.	10-K	00-12695	101.SCH	5/31/2011

101.CAL§	XBRL Taxonomy Extension Calculation Linkbase Document.	10-K	00-12695	101.CAL	5/31/2011

101.DEF§	XBRL Taxonomy Extension Definition Linkbase Document.	10-K	00-12695	101.DEF	5/31/2011

101.LAB§	XBRL Taxonomy Extension Label Linkbase Document.	10-K	00-12695	101.LAB	5/31/2011

101.PRE§	XBRL Taxonomy Extension Presentation Linkbase Document.	10-K	00-12695	101.PRE	5/31/2011

*	This exhibit was previously filed with the Securities and Exchange Commission (SEC) as indicated and is incorporated herein by reference.

**	This exhibit is a management contract or compensatory plan or arrangement.

***	Confidential treatment has been requested for certain portions of this document pursuant to an application for confidential treatment sent to the SEC. Such portions have been redacted and marked with a triple asterisk. The non-redacted version of this document has been sent to the SEC.

§	This exhibit was included in the Annual Report on Form 10-K for the fiscal year ended April 3, 2011, as originally filed with the SEC on May 31, 2011. Pursuant to Rule 406T of SEC Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.