Form 10-Q
period 2011-07-03
INTEGRATED DEVICE TECHNOLOGY INC
filed 2011-08-12
CIK 703361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2011

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

The number of outstanding shares of the registrant's Common Stock, $.001 par value, as of July 29, 2011, was approximately 146,175,541.

INTEGRATED DEVICE TECHNOLOGY, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED July 3, 2011

PART I—FINANCIAL INFORMATION

PART I    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited in thousands, except per share amounts)	July 3, 2011	April 3, 2011
Assets
Current assets:
Cash and cash equivalents	$74,993	$104,680
Short-term investments	212,230	194,512
Accounts receivable, net	80,466	81,798
Inventories	73,628	67,041
Prepayments and other current assets	20,651	23,929
Total current assets	461,968	471,960

Property, plant and equipment, net	72,273	67,754
Goodwill	104,020	104,020
Acquisition-related intangible assets, net	46,826	51,021
Deferred tax assets	2,034	2,034
Other assets	30,499	30,671
Total assets	$717,620	$727,460

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$32,108	$36,470
Accrued compensation and related expenses	25,582	28,212
Deferred income on shipments to distributors	14,735	12,853
Deferred tax liabilities	2,264	2,224
Other accrued liabilities	32,046	30,886
Total current liabilities	106,735	110,645

Deferred tax liabilities	1,523	1,513
Long-term income tax payable	774	712
Other long-term obligations	16,647	15,808
Total liabilities	125,679	128,678

Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock: $.001 par value: 10,000 shares authorized; no shares issued	--	--
Common stock: $.001 par value: 350,000 shares authorized; 146,759 and 148,352 shares outstanding at July 3, 2011 and April 3, 2011, respectively	147	148
Additional paid-in capital	2,352,761	2,343,726
Treasury stock at cost: 83,057 shares and 80,037 shares at July 3, 2011 and April 3, 2011, respectively	(933,637)	(909,824)
Accumulated deficit	(829,392)	(837,075)
Accumulated other comprehensive income	2,062	1,807
Total stockholders' equity	591,941	598,782
Total liabilities and stockholders' equity	$717,620	$727,460

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended
(unaudited; in thousands, except per share data)	July 3, 2011	June 27, 2010
Revenues	$151,487	$158,273
Cost of revenues	70,095	76,107

Gross profit	81,392	82,166

Operating expenses:
Research and development	46,006	43,736
Selling, general and administrative	26,829	27,358

Total operating expenses	72,835	71,094

Operating income	8,557	11,072

Interest income and other, net	44	264

Income before income taxes	8,601	11,336
Provision for income taxes	918	923

Net income	$7,683	$10,413

Basic net income per share	$0.05	$0.06
Diluted net income per share	$0.05	$0.06

Weighted average shares:
Basic	147,828	161,659
Diluted	151,074	162,577

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended
(unaudited; in thousands)	July 3, 2011	June 27, 2010
Cash flows provided by operating activities:
Net income	$7,683	$10,413
Adjustments:
Depreciation	4,660	4,594
Amortization of intangible assets	4,195	4,924
Stock-based compensation expense	4,120	4,709
Deferred tax provision	49	3
Changes in assets and liabilities (net of effects of acquisitions and divestitures):
Accounts receivable, net	1,332	(5,698)
Inventories	(6,529)	2,010
Prepayments and other assets	2,282	5,019
Accounts payable	(5,316)	2,192
Accrued compensation and related expenses	(2,629)	1,873
Deferred income on shipments to distributors	1,882	1,774
Income taxes payable and receivable	1,763	839
Other accrued liabilities and long term liabilities	1,425	(5,654)

Net cash provided by operating activities	14,917	26,998

Cash flows used for investing activities
Acquisitions, net of cash acquired	--	(6,247)
Cash in escrow related to acquisitions	--	(1,800)
Purchases of property, plant and equipment and other, net	(8,206)	(5,384)
Purchase of non-marketable equity securities	--	(2,000)
Purchases of short-term investments	(190,400)	(119,478)
Proceeds from sales of short-term investments	63,225	9,585
Proceeds from maturities of short-term investments	109,495	87,761

Net cash used for investing activities	(25,886)	(37,563)

Cash flows used for financing activities
Proceeds from issuance of common stock	4,856	3,017
Repurchases of common stock	(23,812)	(24,156)

Net cash used for financing activities	(18,956)	(21,139)

Effect of exchange rates on cash and cash equivalents	238	(569)
Net decrease in cash and cash equivalents	(29,687)	(32,273)
Cash and cash equivalents at beginning of period	104,680	120,526
Cash and cash equivalents at end of period	$74,993	$88,253

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1
Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Integrated Device Technology, Inc. (“IDT” or the “Company”) contain all adjustments that are, in the opinion of management, necessary to state fairly the interim financial information included therein. Certain prior period balances have been reclassified to conform to the current period presentation. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The Company’s fiscal year is the 52- or 53-week period ending on the Sunday closest to March 31.  In a 52-week year, each fiscal quarter consists of thirteen weeks.  In a 53-week year, the additional week is usually added to the third quarter, making such quarter consist of fourteen weeks.  The first quarter of fiscal 2012 and fiscal 2011 was a thirteen week period.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts in the Company’s financial statements and the accompanying notes. Actual results could differ from those estimates.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the fiscal year ended April 3, 2011.  Operating results for the three months ended July 3, 2011 are not necessarily indicative of operating results for an entire fiscal year.

There have been no significant changes in the Company’s significant accounting policies during the three months ended July 3, 2011, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended April 3, 2011.

In the first quarter of fiscal 2012, the Company recorded an out of period adjustment to reverse accruals related to cost of revenues and operating expenses. The correction of these errors resulted in an increase of $0.7 million to the Company's net income for the three months ended July 3, 2011. Management assessed the impact of these errors and concluded that the amounts are not material, either individually or in the aggregate, to any of the previous reported annual or interim financial statements.  This adjustment did not change the reported net income per share for the three months ended July 3, 2011.

Note 2
Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued amended guidance regarding the presentation of comprehensive income. The amended guidance requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amended guidance also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The amended guidance is effective on a retrospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The adoption of this guidance will not have a material impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued additional guidance on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The updated guidance is effective on a prospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The adoption of this guidance will not have a material impact on the Company’s consolidated financial statements.

Note 3
Net Income Per Share

Basic net income per share is computed using the weighted-average number of common shares outstanding during the period.  Diluted net income per share is computed using the weighted-average number of common and dilutive potential common shares outstanding during the period. Potential common shares include employee stock options and restricted stock units.

	Three months ended
(in thousands, except per share amounts)	July 3, 2011	June 27, 2010
Net income	$7,683	$10,413

Weighted average common shares outstanding	147,828	161,659
Dilutive effect of employee stock options and restricted stock units	3,246	918
Weighted average common shares outstanding, assuming dilution	151,074	162,577
Basic net income per share	$0.05	$0.06
Diluted net income per share	$0.05	$0.06

Stock options to purchase 9.9 million shares and 18.4 million shares for the three months ended July 3, 2011 and June 27, 2010, respectively, were outstanding, but were excluded from the calculation of diluted earnings per share because the exercise price of the stock options was greater than the average share price of the common shares and therefore, the effect would have been anti-dilutive. In addition, unvested restricted stock units of 0.4 million and less than 0.1 million for the three months ended July 3, 2011 and June 27, 2010, respectively, were excluded from the calculation because they were anti-dilutive after considering unrecognized stock-based compensation expense.

Note 4
Business Combinations

Acquisition of certain assets of IKOR Acquisition Corporation (“IKOR”)

On April 16, 2010, the Company completed its acquisition of certain assets of IKOR, a former subsidiary of iWatt Corporation.  IKOR designed and manufactured power voltage regulator module (VRM) solutions for high-performance computing. Pursuant to the agreement, the Company acquired IKOR- patented coupled inductor (“CL”) technology and related assets and hired members of IKOR’ engineering team. The total purchase price was $7.7 million, including the fair value of contingent consideration of $1.5 million payable upon the achievement of certain business performance metrics during the twelve months after the closing date. The fair value of the contingent consideration was estimated using probability-based forecasted revenue for the business as of the acquisition date.  The maximum payment for this contingent consideration is $2.8 million.  Pursuant to the agreement, $1.8 million in cash has been held in escrow and will be utilized to fund the contingent consideration payment. During the third quarter of fiscal 2011, the fair value of the contingent consideration was remeasured based on the revised revenue forecast for the business.  As a result, the fair value of the contingent consideration increased $0.3 million to $1.8 million.  The change in the fair value of the contingent consideration was recorded in selling and administrative expenses in fiscal 2011.  There was no change in the fair value of the contingent consideration in the first quarter of fiscal 2012.

The Company allocated the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess purchase price over those fair values was recorded as goodwill. The acquired CL technology complements the Company’s growing power management initiative, allowing it to achieve higher levels of performance and integration.  The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management estimates and assumptions.  As of July 3, 2011, the amount of goodwill expected to be deductible for tax purposes was $0.4 million.

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

The IKOR acquisition related financial results have been included in the Company’s Consolidated Statements of Operations from the closing date of the acquisition on April 16, 2010.  Pro forma earnings information has not been presented because the effect of the acquisition is not material to the Company’s historical financial statements.

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

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of July 3, 2011:

	Fair Value at Reporting Date Using:
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Cash Equivalents and Short Term Investments:
US government treasuries and agencies securities	$171,301	$--	$--	$171,301
Money market funds	13,775	--	--	13,775
Corporate commercial paper	--	29,089	--	29,089
Corporate bonds	--	28,581	--	28,581
Bank deposits	--	5,511	--	5,511
Municipal bonds	--	368	--	368
Total assets measured at fair value	$185,076	$63,549	$--	$248,625
Liabilities:
Fair value of contingent consideration	--	--	1,800	1,800
Total liabilities measured at fair value	$--	$--	$1,800	$1,800

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of April 3, 2011:

	Fair Value at Reporting Date Using:
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Cash Equivalents and Short-Term investments:
US government treasuries and agencies securities	$119,926	$--	$--	$119,926
Money market funds	32,203	--	--	32,203
Corporate bonds	--	57,087	--	57,087
Corporate commercial paper	--	51,785	--	51,785
Bank deposits	--	17,764	--	17,764
Municipal bonds	--	369	--	369
Total assets measured at fair value	$152,129	$127,005	$--	$279,134
Liabilities:
Fair value of contingent consideration	--	--	1,800	1,800
Total liabilities measured at fair value	$--	$--	$1,800	$1,800

U.S. government treasuries and U.S. government agency securities as of July 3, 2011 and April 3, 2011 do not include any U.S. government guaranteed bank issued paper. Corporate bonds include bank-issued securities that are guaranteed by the Federal Deposit Insurance Corporation (FDIC).

The securities in Level 1 are highly liquid and actively traded in exchange markets or over-the-counter markets. Level 2 fixed income securities are priced using quoted market prices for similar instruments, nonbinding market prices that are corroborated by observable market data.

In connection with the acquisition of IKOR (please see “Note 4 – Business Combinations”), a liability was recognized for the Company’s estimate of the fair value of contingent consideration on the acquisition date based on probability-based forecasted revenue.  This fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement. This fair value measurement is valued based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions concerning future revenue of the acquired business in measuring fair value.

The following table summarizes the change in the fair value of the contingent consideration measured using significant unobservable inputs (Level 3) for the first quarter of fiscal 2012:

(in thousands)	Estimated Fair Value
Balance as of April 3, 2011	$1,800
Additions	--
Balance as of July 3, 2011	$1,800

Cash equivalents are highly liquid investments with original maturities of three months or less at the time of purchase. The Company maintains its cash and cash equivalents with reputable major financial institutions.  Deposits with these banks may exceed the FDIC insurance limits or similar limits in foreign jurisdictions. These deposits typically may be redeemed upon demand and, therefore, bear minimal risk.  While the Company monitors daily the cash balances in its operating accounts and adjusts the balances as appropriate, these balances could be impacted if one or more of the financial institutions with which the Company deposits fails or is subject to other adverse conditions in the financial markets.  As of July 3, 2011, the Company has not experienced any losses in its operating accounts.

All of the Company’s available-for-sale investments are subject to a periodic impairment review. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. This determination requires significant judgment. For publicly traded investments, impairment is determined based upon the specific facts and circumstances present at the time, including a review of the closing price over the length of time, general market conditions and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for recovery. Although the Company believes its portfolio continues to be comprised of sound investments due to high credit ratings and government guarantees of the underlying investments, a further decline in the capital and financial markets would adversely impact the market values of its investments and their liquidity. The Company continually monitors the credit risk in its portfolio and future developments in the credit markets and makes appropriate changes to its investment policy as deemed necessary.  The Company did not record any impairment charges related to its available-for-sale investments in the first quarter of fiscal 2012 and 2011.

Note 6
Investments

Available- for -Sale Securities

All of the Company’s cash equivalents and marketable securities are classified as “available-for-sale” securities. These securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income, a component of stockholders’ equity, net of tax.

Available-for-sale investments at July 3, 2011 were as follows:

(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government treasuries and agency securities	$171,283	$22	$(4)	$171,301
Corporate commercial paper	29,087	2	--	29,089
Corporate bonds	28,503	85	(7)	28,581
Money market funds	13,775	--	--	13,775
Bank deposits	5,511	--	--	5,511
Municipal bonds	366	2	--	368
Total available-for-sale investments	248,525	111	(11)	248,625
Less amounts classified as cash equivalents	(36,395)	--	--	(36,395)
Short-term investments	$212,130	$111	$(11)	$212,230

Available-for-sale investments at April 3, 2011 were as follows:

(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government treasuries and agency securities	$119,917	$17	$(8)	$119,926
Corporate commercial paper	51,785	--	--	51,785
Corporate bonds	57,001	104	(18)	57,087
Money market funds	32,203	--	--	32,203
Bank deposits	17,764	--	--	17,764
Municipal bonds	368	1	--	369
Total available-for-sale investments	279,038	122	(26)	279,134
Less amounts classified as cash equivalents	(84,623)	--	1	(86,622)
Short-term investments	$194,415	$122	$(25)	$194,512

The amortized cost and estimated fair value of available-for-sale debt securities at July 3, 2011, by contractual maturity, were as follows:

(in thousands)	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$230,127	$230,182
Due in 1-2 years	14,603	14,632
Due in 2-5 years	3,795	3,810
Total investments in available-for-sale debt securities	$248,525	$248,624

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses as of July 3, 2011, aggregated by length of time that individual securities have been in a continuous loss position.

	Less than 12 months			12 months or Greater		Total
(in thousands)	Fair Value	Unrealized Loss		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government agency securities	$34,279	$	(4)	$--	$--	$34,279	$	(4)
Corporate bonds	7,141		(7)	--	--	7,141		(7)
Bank deposits	800		--	--	--	800		--
Total	$42,220		$(11)	$--	$--	$42,220		$(11)

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses as of April 3, 2011, aggregated by length of time that individual securities have been in a continuous loss position.

	Less Than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$24,176	$(18)	$--	$-	$24,176	$(18)
U.S. government treasuries and agency securities	36,531	(8)	--	---	36,531	(8)
Total	$60,707	$(26)	$--	$--	$60,707	$(26)

Currently, a significant portion of the Company’s available-for-sale investments that it holds are all high grade instruments.  As of July 3, 2011, the unrealized losses on the Company’s available-for-sale investments represented an insignificant amount in relation to its total available-for-sale portfolio. Substantially all of the Company’s unrealized losses on its available-for-sale marketable debt instruments can be attributed to fair value fluctuations in an unstable credit environment that resulted in a decrease in the market liquidity for debt instruments.  Because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, the Company did not consider these investments to be other-than-temporarily impaired at July 3, 2011 and April 3, 2011.

Non-Marketable Equity Securities

The Company accounts for its equity investments in privately held companies under the cost method.  These investments are subject to periodic impairment review and measured and recorded at fair value when they are deemed to be other-than-temporarily impaired. In determining whether a decline in value of its investment has occurred and is other than temporary, an assessment was made by considering available evidence, including the general market conditions, the investee’s financial condition, near-term prospects, market comparables and subsequent rounds of financing.   The valuation also takes into account the investee’s capital structure, liquidation preferences for its capital and other economic variables. The valuation methodology for determining the decline in value of non-marketable equity securities is based on inputs that require management judgment. The aggregate carrying value of the Company’s non-marketable equity securities was approximately $8.5 million and was classified within other assets on the Company’s Consolidated Balance Sheets as of July 3, 2011 and April 3, 2011.  The Company did not recognize any impairment loss in the first quarter of fiscal 2012 and fiscal 2011.

Note 7
Stock-Based Compensation

Compensation Expense

The following table summarizes stock-based compensation expense by line items appearing in the Company’s Condensed Consolidated Statements of Operations:

	Three months ended
(in thousands)	July 3, 2011	June 27, 2010
Cost of revenue	$427	$509
Research and development	2,307	2,691
Selling, general and administrative	1,386	1,509
Total stock-based compensation expense	$4,120	$4,709

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

Valuation Assumptions

Assumptions used in the Black-Scholes valuation model and resulting weighted average grant-date fair values were as follows:

	Three months ended
	July 3, 2011	June 27, 2010
Stock option plans:
Expected Term	4.30 years	4.58 years
Risk-free interest rate	1.48%	2.04%
Volatility	42.5%	41.7%
Dividend Yield	0.0%	0.0%
Weighted average grant-date fair value	$3.03	$2.17
ESPP:
Expected Term	0.25 years	0.25 years
Risk-free interest rate	0.06%	0.15%
Volatility	36.2%	47.5%
Dividend Yield	0.0%	0.0%
Weighted average fair value	$1.63	$1.49

Equity Incentive Programs

The Company currently issues awards under three equity based plans in order to provide additional incentive and retention to directors and employees who are considered to be essential to the long-range success of the Company.  These plans are further described below.

2004 Equity Plan (“2004 Plan”)

In September 2004, the Company’s stockholders approved the 2004 Plan.  On July 21, 2010, the Board of Directors of the Company approved an amendment to the Company’s 2004 Plan to increase the number of shares of common stock reserved for issuance thereunder from 28,500,000 shares to 36,800,000 shares (an increase of 8,300,000 shares), provided, however, that the aggregate number of common shares available for issuance under the 2004 Plan is reduced by 1.74 shares for each common share delivered in settlement of any full value award, which are awards other than stock options and stock appreciation rights, that are granted under the 2004 Plan on or after September 23, 2010.  On September 23, 2010, the stockholders of the Company approved the proposed amendment described above, which also includes certain other changes to the 2004 Plan, including an extension of the term of the 2004 Plan. Options granted by the Company under the 2004 Plan generally expire seven years from the date of grant and generally vest over a four-year period from the date of grant, with one-quarter of the shares of common stock vesting on the one-year anniversary of the grant date and the remaining shares vesting monthly for the 36 months thereafter.  The exercise price of the options granted by the Company under the 2004 Plan shall not be less than 100% of the fair market value for a common share subject to such option on the date the option is granted.  Full value awards made under the 2004 Plan shall become vested over a period of not less than three years (or, if vesting is performance-based, over a period of not less than one year) following the date such award is made; provided, however, that full value awards that result in the issuance of an aggregate of up to 5% of common stock available under the 2004 Plan may be granted to any one or more participants without respect to such minimum vesting provisions.   As of July 3, 2011, there were 11.7 million shares available for future grant under the 2004 Plan.

Restricted stock units available for grant by the Company under the 2004 Plan generally vest over at least a three-year period from the grant date with one-third of restricted stock units vesting on each one-year anniversary.  Prior to vesting, participants holding restricted stock units do not have shareholder rights.  Shares are issued on or as soon as administratively practicable following the vesting date of the restricted stock units and upon issuance, recordation and delivery, the participant will have all the rights of a shareholder of the Company with respect to voting such stock and receipt of dividends and distributions on such stock.  As of July 3, 2011, 2.6 million restricted stock unit awards were outstanding under the 2004 Plan.

The following table summarizes the Company’s stock option activities for the three months ended July 3, 2011:

(in thousands, except per share data)	Shares	Weighted Average Exercise Price
Options outstanding as of April 3, 2011	17,814	$8.49
Granted	3,202	8.42
Exercised	(319)	5.61
Canceled, forfeited or expired	(1,248)	11.16
Options outstanding as of July 3, 2011	19,449	$8.35
Options exercisable at July 3, 2011	10,613	$9.59

The following table summarizes the Company’s restricted stock unit activities for the three months ended July 3, 2011:

(in thousands, except per share data)	Shares	Weighted Average Grant Date Fair Value
RSU’s outstanding as of April 3, 2011	2,342	$6.70
Granted	926	8.42
Released	(615)	7.83
Forfeited	(76)	6.93
RSU’s outstanding as of July 3, 2011	2,577	$7.04

2009 Employee Stock Purchase Plan (“2009 ESPP")

On June 18, 2009, the Board approved implementation of the 2009 Employee Stock Purchase Plan (“2009 ESPP”) and authorized the reservation and issuance of up to 9,000,000 shares of the Company’s common stock, subject to stockholder approval. On September 17, 2009, the Company’s stockholders approved the plan at the 2009 Annual Meeting of Stockholders.  The 2009 ESPP is intended to be implemented in successive quarterly purchase periods commencing on the first day of each fiscal quarter of the Company.  In order to maintain its qualified status under Section 423 of the Internal Revenue Code, the 2009 ESPP imposes certain restrictions, including the limitation that no employee is permitted to participate in the 2009 ESPP if the rights of such employee to purchase common stock of the Company under the 2009 ESPP and all similar purchase plans of the Company or its subsidiaries would accrue at a rate which exceeds $25,000 of the fair market value of such stock (determined at the time the right is granted) for each calendar year.  During the three months ended July 3, 2011, the Company issued 0.5 million shares of common stock with a weighted-average purchase price of $6.24 per share.

Note 8
Balance Sheet Detail

(in thousands)	July 3, 2011	April 3, 2011
Inventories
Raw materials	$6,996	$4,709
Work-in-process	41,868	41,517
Finished goods	24,764	20,815
Total inventories	$73,628	$67,041

Note 9
Deferred Income on Shipments to Distributors

Included in the caption “Deferred income on shipments to distributors” on the Condensed Consolidated Balance Sheets are amounts related to shipments to certain distributors for which revenue is not recognized until the Company’s product has been sold by the distributor to an end customer. The components at July 3, 2011 and April 3, 2011 were as follows:

(in thousands)	July 3, 2011	April 3, 2011
Gross deferred revenue	$17,566	$15,463
Gross deferred costs	(2,831)	(2,610)
Deferred income on shipments to distributors	$14,735	$12,853

The gross deferred revenue represents the gross value of shipments to distributors at the list price billed to the distributor less any price protection credits provided to them in connection with reductions in list price while the products remain in their inventory.  The amount ultimately recognized as revenue will be lower than this amount as a result of future price protection and ship from stock pricing credits which are issued in connection with the sell through of the Company’s products to end customers. Historically this amount has represented an average of approximately 25% of the list price billed to the customer. The gross deferred costs represent the standard costs, which approximate actual costs of products, the Company sells to the distributors.  Although the Company monitors the levels and quality of inventory in the distribution channel, its experience is that product returned from these distributors are able to be sold to a different distributor or in a different region of the world.  As such, inventory write-downs for products in the distribution channel have not been significant.

Note 10
Goodwill and Other Intangible Assets

The changes in the carrying amounts of goodwill by segment for the three months ended July 3, 2011 were as follows:

(in thousands)	Communications	Computing and Consumer	Total
Balance as of April 3, 2011	$74,673	$29,347	$104,020
Additions	--	--	--
Balance as of July 3, 2011	$74,673	$29,347	$104,020

Intangible asset balances are summarized as follows:

	July 3, 2011
(in thousands)	Gross Assets	Accumulated Amortization	Net Assets
Purchased intangible assets:
Existing technology	$219,700	$(184,907)	$34,793
Trademarks	3,421	(1,026)	2,395
Customer relationships	127,379	(120,452)	6,927
Total amortizable purchased intangible assets	350,500	(306,385)	44,115
IPR&D*	2,711	--	2,711
Total purchased intangible assets	$353,211	$(306,385)	$46,826

	April 3, 2011
(in thousands)	Gross Assets	Accumulated Amortization	Net Assets
Purchased intangible assets:
Existing technology	$219,700	$(181,722)	$37,978
Trademarks	3,421	(904)	2,517
Customer relationships	127,379	(119,564)	7,815
Total amortizable purchased intangible assets	350,500	(302,190)	48,310
IPR&D*	2,711	--	2,711
Total purchased intangible assets	$353,211	$(302,190)	$51,021

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

Amortization expense for purchased intangible assets is summarized below:

	Three months ended
(in thousands)	July 3, 2011	June 27, 2010
Existing technology	$3,185	$3,472
Trademarks	122	122
Customer relationships	888	1,312
Other	--	18
Total	$4,195	$4,924

Based on the purchased intangible assets recorded at July 3, 2011, and assuming no subsequent additions to or impairment of the underlying assets, the remaining estimated amortization expense is expected to be as follows: (in thousands):

Fiscal year	Amount
Remainder of FY 2012	$11,546
2013	10,844
2014	8,394
2015	5,730
2016	4,502
Thereafter	3,099
Total	$44,115

Note 11
Comprehensive Income

The components of comprehensive income were as follows:

	Three months ended
(in thousands)	July 3, 2011	June 27, 2010
Net income	$7,683	$10,413
Currency translation adjustments	252	(536)
Change in net unrealized gain on investments	3	(108)
Comprehensive income	$7,938	$9,769

The components of accumulated other comprehensive income, net of tax, were as follows:

(in thousands)	July 3, 2011	April 3, 2011
Cumulative translation adjustments	$1,963	$1,711
Unrealized gain on available-for-sale investments	99	96
Total accumulated other comprehensive income	$2,062	$1,807

Note 12
Industry Segments

The Company’s reportable segments include the following:

•
Communications segment: includes clock and timing solutions, Serial Rapid I/O switching solutions, crystal oscillator replacemnts, radio frequency (RF), signal path products, flow-control management devices, first in and first out (FIFOs), integrated communications processors, high-speed random access memory (SRAM), digital logic, telecommunications products.

•
Computing and Consumer segment: includes clock generation and distribution products, PCI Express switching and bridging solutions, high-performance server memory interfaces, multi-port products, touch controller, signal integrity products, PC audio, power management and video products.

The tables below provide information about these segments:

Revenues by segment

(in thousands)	Three months ended
	July 3, 2011	June 27, 2010
Communications	$69,922	$70,665
Computing and Consumer	81,565	87,608
Total	$151,487	$158,273

Income (loss) by segment

	Three months ended
(in thousands)	July 3, 2011	June 27, 2010
Communications	$27,851	$28,305
Computing and Consumer	(8,758)	(4,527)
Amortization of intangible assets	(4,195)	(4,924)
Acquisition related costs and other	--	(707)
Assets impairment	90	93
Inventory fair value adjustment	--	(262)
Restructuring and related costs	(383)	(520)
Facility closure costs	(29)	(977)
Fabrication production transfer costs	(1,844)	(829)
Compensation benefit (expense) - deferred compensation plan	(55)	128
Stock-based compensation expense	(4,120)	(4,708)
Interest income and other, net	44	264
Income before income taxes	$8,601	$11,336

The Company does not allocate amortization of intangible assets, severance and retention costs, acquisition-related costs, stock-based compensation, interest income and other (expense), net, and interest expense to its segments.  The Company excludes these items consistent with the manner in which it internally evaluates its results of operations. In addition, the Company does not allocate assets to its segments.

The Company’s significant operations outside of the United States include a manufacturing facility in Malaysia, design centers in the U.S., Canada and China, and sales subsidiaries in Japan, Asia Pacific and Europe. Revenues from unaffiliated customers by geographic area, based on the customers' shipment locations, were as follows:

	Three months ended
(in thousands)	July 3, 2011	June 27, 2010
Asia Pacific	$103,116	$107,207
Americas	19,730	23,184
Japan	16,035	14,075
Europe	12,606	13,807
Total consolidated revenues	$151,487	$158,273

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

The Company utilizes global and regional distributors around the world, who buy product directly from the Company on behalf of their customers.  One family of distributors, Maxtek and its affiliates represented approximately 15% and 19% of the Company’s revenues for the three months ended July 3, 2011 and June 27, 2010.  At July 3, 2011 and April 3, 2011, Maxtek and its affiliates, represented approximately 16% and 19% of the Company’s gross accounts receivable, respectively.

The Company's property, plant and equipment are summarized below by geographic area:

(in thousands)	July 3, 2011	April 3, 2011
United States	$53,649	$51,642
Canada	5,412	5,613
Malaysia	12,232	8,599
All other countries	980	1,900
Total property, plant and equipment, net	$72,273	$67,754

Note 13
Commitments and Contingencies

Guarantees

As of July 3, 2011, the Company’s financial guarantees consisted of guarantees and standby letters of credit, which are primarily related to the Company’s electrical utilities in Malaysia, utilization of non-country nationals in Malaysia and Singapore, consumption tax in Japan and value-added tax obligations in Singapore and Holland, and a workers’ compensation plan in the United States. The maximum amount of potential future payments under these arrangements is approximately $2.5 million.

Indemnification

During the normal course of business, the Company makes certain indemnifications and commitments under which it may be required to make payments in relation to certain transactions.  In addition to indemnifications related to non-infringement of patents and intellectual property, other indemnifications include indemnification of the Company’s directors and officers in connection with legal proceedings, indemnification of various lessors in connection with facility leases for certain claims arising from such facility or lease, and indemnification of other parties to certain acquisition agreements. The duration of these indemnifications and commitments varies, and in certain cases, is indefinite. The Company believes that substantially all of its indemnities and commitments provide for limitations on the maximum potential future payments the Company could be obligated to make. However, the Company is unable to estimate the maximum amount of liability related to its indemnities and commitments because such liabilities are contingent upon the occurrence of events which are not reasonably determinable.  The Company believes that any liability for these indemnities and commitments would not be material to its accompanying consolidated financial statements.

The Company maintains an accrual for obligations it incurs under its standard product warranty program and customer, part, or process specific matters. The Company’s standard warranty period is one year,  however in certain instances the warranty period may be extended to as long as two years. Management estimates the fair value of the Company’s warranty liability based on actual past warranty claims experience, its policies regarding customer warranty returns and other estimates about the timing and disposition of product returned under the standard program. Customer, part, or process specific accruals are estimated using a specific identification method. Historical profit and loss impact related to warranty returns activity has been minimal. The total warranty accrual was $0.3 million and $0.4 million as of July 3, 2011 and April 3, 2011, respectively.

Litigation

In November 2010, the Company filed a complaint in the Northern District of California against Phison Electronics Corp. (“Phison”) for infringement of the Company’s four patents directed to oscillator and clock signal technology.  The lawsuit sought a preliminary and permanent injunction against Phison products as well as damages, attorney's fees and cost of the lawsuit.  Phison filed an answer to the complaint on January 31, 2011, denying infringement of the patents in suit. The companies subsequently entered into a confidential settlement agreement, under which IDT licensed certain patents to Phison and the companies agreed to dismiss all claims and counterclaims in the litigation.   The court issued an order dismissing the lawsuit on August 10, 2011.

Note 14
Restructuring

The following table shows the provision of the restructuring charges and the liability remaining as of July 3, 2011:

(in thousands)	Cost of Goods Sold	Operating Expenses	Total
Balance as of April 3, 2011	$5,166	$695	$5,861
Provision	--	--	--
Cash payments	(18)	(86)	(104)
Balance as of July 3, 2011	$5,148	$609	$5,757

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

In connection with the discontinuing manufacturing operations at our Singapore facility in the fourth quarter of fiscal 2010, the Company exited its leased facility in Singapore in the first quarter of fiscal 2011. As a result, the Company recorded lease impairment charges of approximately $0.5 million in fiscal 2011, which represented the future rental payments under the agreements, reduced by an estimate of sublease incomes, and discounted to present value using an interest rate applicable to us. These charges were recorded as cost of goods sold.  Since the initial restructuring, the Company has made lease payments of $0.3 million.  As of July 3, 2011, the remaining accrued lease liabilities were $0.2 million. The Company expects to pay off the facility lease charges through the third quarter of fiscal 2013.

In connection with the divestiture of Silicon Logic Engineering business in the third quarter of fiscal 2010, the Company exited leased facility. As a result, the Company recorded lease impairment charges of approximately $0.5 million, which represented the future rental payments under the agreements, reduced by an estimate of sublease incomes, and discounted to present value using an interest rate applicable to the Company. These charges were recorded as SG&A expense.  Since the initial restructuring, the Company has made lease payments of $0.3 million related to the vacated facilities.  As of July 3, 2011, the remaining accrued lease liabilities were $0.2 million. The Company expects to pay off the facility lease charges through the first quarter of fiscal 2013.

In addition, in connection with its plan to transition the manufacture of products to Taiwan Semiconductor Manufacturing Limited (“TSMC”), the Company’s management approved a plan to exit wafer production operations at its Oregon fabrication facility.  As a result, the Company accrued restructuring expenses of $4.8 million for severance payments and other benefits associated with this restructuring action in fiscal 2010. The Company expects to complete this restructuring action in the third quarter of fiscal 2012.

During the second quarter of fiscal 2006, the Company completed the consolidation of its Northern California workforce into its San Jose headquarters and exited a leased facility in Salinas, California. The Company recorded lease impairment charges of approximately $2.1 million, of which $0.6 million was recorded as cost of revenues, $0.9 million was recorded as R&D expense and $0.6 million was recorded as SG&A expense. Since the initial restructuring, the Company has made lease payments of $1.5 million related to the vacated facility in Salinas.  As of July 3, 2011, the remaining accrued lease liabilities were $0.6 million. The Company expects to pay off the facility charges by the third quarter of fiscal 2014.

Note 15
Income Taxes

The Company recorded an income tax provision of $0.9 million in the first quarter of fiscal 2012 and fiscal 2011.   The provision for income taxes in the first quarter of fiscal 2012 and 2011 was attributable to estimated U.S. and state taxes and foreign income taxes.

As of July 3, 2011, the Company was subject to examination in the U.S. federal tax jurisdiction for the fiscal years 2009 and 2010.  To date, the Company has not been notified by the IRS that a field audit will be conducted.  The statute of limitations to assess tax for fiscal 2009 expires in December 2012.  The general practice of the IRS is to notify taxpayers of an field audit months before the statute of limitations expire.  If the Company is audited by the IRS based on currently available information, the Company believes that the ultimate outcome will not have a material adverse effect on our financial position, cash flows or results of operations.

Note 16
Share Repurchase Program

On July 21, 2010, the Company’s Board of Directors approved a share repurchase plan to repurchase up to $225 million of its common stock.  In fiscal 2011, the Company repurchased approximately 12.8 million shares at an average price of $6.06 per share for a total purchase price of $77.7 million. During the first quarter of fiscal 2012, the Company repurchased approximately 3.0 million shares at an average price of

$7.89 per share for a total purchase price of $23.8 million.  As of July 3, 2011, approximately $123.5 million was available for future purchase under this share repurchase program.  Share repurchases were recorded as treasury stock and resulted in a reduction of stockholders’ equity.

Note 17
Credit Facility

On June 13, 2011, the Company entered into a Master Repurchase Agreement (the "Repurchase Agreement") with Bank of America, N.A. (“Bank of America”), pursuant to which the Company has the right, subject to the terms and conditions of the Repurchase Agreement, to sell to Bank of America up to 1,431 shares of Class A preferred shares of one of its wholly owned subsidiaries (the “Subsidiary”), in one or more transactions prior to June 13, 2012 for an aggregate purchase price of $135 million in cash. Pursuant to the Repurchase Agreement, to the extent it sells any such shares to Bank of America, the Company will be obligated to repurchase from Bank of America and Bank of America will be obligated to resell the Company, those preferred shares for the aggregate purchase price paid by Bank of America. In such case, and while such shares are outstanding,  the Company will also be obligated to make monthly payments to Bank of America at a floating interest rate of LIBOR plus 2.125% and will have the right to accelerate the repurchase of all or any portion of the shares prior to June 13, 2016.  The Repurchase Agreement also contains certain customary events of default. As of July 3, 2011, the Company has not sold any preferred stock to Bank of America.

In connection with the Repurchase Agreement, the Company has entered into an agreement dated June 13, 2011 in favor of Bank of America and certain additional parties (the “IDTI Agreement”), which contains certain representations and various affirmative and negative covenants of the Company, including an obligation that the Company and its Subsidiary each maintain adequate capital in light of its contemplated business operations. This agreement contains certain agreements by the Company intended to maintain the status of its Subsidiary as an entity distinct from the Company and its other subsidiaries, with separate assets and liabilities, as well as an indemnity by the Company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking. Forward-looking statements, which are generally identified by words such as “anticipates,” “expects,” “plans,” “intends,” “seeks,” “targets,” “believes,” “can,” “may,” “might,” “could,” “should,” “would,” “will” and similar terms, include statements related to, among others, revenues and gross profit, research and development activities, selling, general and administrative expenses, restructuring costs, intangible expenses, interest income and other, taxes, capital spending and financing transactions, as well as statements regarding successful development and market acceptance of new products, industry and overall economic conditions and demand, and capacity utilization.  Forward-looking statements are based upon current expectations, estimates, forecasts and projections that involve a number of risks and uncertainties. These risks and uncertainties include, but are not limited to: global business and economic conditions; operating results; new product introductions and sales; competitive conditions; capital expenditures and resources; manufacturing capacity utilization; customer demand and inventory levels; product performance; intellectual property matters; mergers and acquisitions and integration activities; and the risk factors set forth in Part II, Item 1A “Risk Factors” to this Report on Form 10-Q.  As a result of these risks and uncertainties, actual results could differ significantly from those expressed or implied in the forward-looking statements.  Unless otherwise required by law, we undertake no obligation to publicly revise these statements for future events or new information after the date of this Report on Form 10-Q.

This discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and accompanying Notes included in this report and the Audited Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended April 3, 2011 filed with the SEC. Operating results for the three months ended July 3, 2011 are not necessarily indicative of operating results for an entire fiscal year.

In the first quarter of fiscal 2012, we recorded an out of period adjustment to reverse accruals related to cost of revenues and operating expenses. The correction of these errors resulted in an increase of $0.7 million to our net income for the three months ended July 3, 2011. Management assessed the impact of these errors and concluded that the amounts are not material, either individually or in the aggregate, to any of the previously reported annual or interim financial statements.  This adjustment did not change the reported net income per share for the three months ended July 3, 2011.

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

For a discussion of our critical accounting policies, see Part II, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended April 3, 2011.  We believe that these accounting policies are "critical," as defined by the SEC, in that they are both highly important to the portrayal of our financial condition and results, and they require difficult management judgments, estimates and assumptions about matters that are inherently uncertain. We believe that there have been no significant changes during the three months ended July 3, 2011 to the items that we disclosed as our critical accounting policies in our Annual Report on Form 10-K for the fiscal year ended April 3, 2011.

The Company’s fiscal year is the 52- or 53-week period ending on the Sunday closest to March 31.  In a 52-week year, each fiscal quarter consists of thirteen weeks.  In a 53-week year, the additional week is usually added to the third quarter, making such quarter consist of fourteen weeks.  The first quarter of fiscal 2012 and fiscal 2011 was a thirteen week period.

Strategy and Business

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

We are focused on the following:

•	aggressively managing, maintaining and refining our product portfolio including focus on the development and growth of new applications;
•	maintaining existing customers, pursuing and winning new customers;
•	developing and marketing new products in a timely and efficient manner;
•	differentiating and enhancing our products;
•	deploying research and development investment in the areas of displays, silicon timing, power management, signal integrity and radio frequency; and
•	rationalizing our manufacturing operations including the transition to wholly outsourced wafer fabrication operations.

For more information on our business, please see Part I, Item 1, “Business,” in our Annual Report on Form 10-K for the fiscal year ended April 3, 2011.

Results of Operations

Our reportable segments include the following:

•
Communications segment: includes clock and timing solutions, Serial Rapid IO switching solutions, crystal oscillator replacements, radio frequency (RF), signal path products, flow-control management devices, first in and first out (FIFOs), integrated communications processors, high-speed static random access memory (SRAM), digital logic and  telecommunications products.

•
Computing and Consumer segment: includes clock generation and distribution products, PCI Express switching and bridging solutions, high-performance server memory interfaces, multi-port products, touch controller, signal integrity products, PC audio, power management and video products.

Revenues

(in thousands)	Three months ended
	July 3, 2011	June 27, 2010
Communications	$69,922	$70,665
Computing and Consumer	81,565	87,608
Total	$151,487	$158,273

Communications Segment

Revenues in our Communications segment decreased $0.7 million, or 1% in the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011 due to the weakness in our communication end market.  Revenues from SRAM and digital logic products decreased 10% due to softness in the communication integrated circuit market.  Revenues from our communications timing products decreased 1% due to reduced demand for our timing products in the communications market.  Partially offsetting these decreases was an increase in our flow control management products as a result of improved demand for our Rapid I/O switching solutions products.  In addition, ramp up in our all-silicon oscillator products contributed to revenues in the first quarter of fiscal 2012 as a result of our acquisition of Mobius Microsystems in January 2010.

Computing and Consumer Segment

Revenues in our Computing and Consumer segment decreased $6.0 million, or 7% in the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011 driven by lower demand from computing market and increased competition in the consumer market.  Revenues from our analog and power products decreased 18% primarily attributable to lower demand for our personal computer and consumer timing products.  In addition, revenue within our video and display division decreased year over year. Revenues within our Enterprise Computing division increased 19%, due to the continued growth in our Data Double Rate 3 (DDR3) products partially offset by the decline in revenues from our Advanced Memory Buffer (AMB) products.

Revenues by Region

Revenues in the Asia Pacific region (“APAC”), Americas, Japan and Europe accounted for 68%, 13%, 8% and 11%, respectively, of consolidated revenues in the first quarter of fiscal 2012 compared to 68%, 14%, 9% and 9%, respectively, of our consolidated revenues in the first quarter of fiscal 2011.  The Asia Pacific region continues to be our strongest region, as many of our largest customers utilize manufacturers in that region.

Deferred Income on Shipments to Distributions

Included in the Balance Sheet caption “Deferred income on shipments to distributors” are amounts related to shipments to certain distributors for which revenue is not recognized until our product has been sold by the distributor to an end customer. The components as of July 3, 2011 and April 3, 2011 are as follows:

(in thousands)	July 3, 2011	April 3, 2011
Gross deferred revenue	$17,566	$15,463
Gross deferred costs	(2,831)	(2,610)
Deferred income on shipments to distributors	$14,735	$12,853

The gross deferred revenue represents the gross value of shipments to distributors at the list price billed to the distributor less any price protection credits provided to them in connection with reductions in list price while the products remain in their inventory.  Based on our history, the amount ultimately recognized as revenue is generally less than the gross deferred revenue as a result of ship from stock pricing credits, which are issued in connection with the sell through of the product to an end customer.  As the amount of price adjustments subsequent to shipment is dependent on the overall market conditions, the levels of these adjustments can fluctuate significantly from period to period. Historically, the price adjustments have represented an average of approximately 25% of the list price billed to the customer.  As these credits are issued, there is no impact to working capital as this reduces both accounts receivable and deferred revenue.  The gross deferred costs represent the standard costs (which approximate actual costs) of products we sell to the distributors.  The deferred income on shipments to distributors increased $1.9 million or 15% in the first quarter of fiscal 2012 compared to the fourth quarter of fiscal 2011.  The increase was primarily attributable to increase in shipments to distributors.

Gross Profit

	Three Months Ended
(in thousands)	July 3, 2011	June 27, 2010
Gross Profit	$81,392	$82,166
Gross Profit Percentage	54%	52%

Gross profit decreased $0.8 million, or 1% in the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011 driven by the lower revenues in the first quarter of fiscal 2012. Gross profit percentage increased to 54% in first quarter of fiscal 2012 from 52% in the first quarter of fiscal 2011.  Our gross profit percentage was positively impacted by a favorable shift in the mix of products sold and manufacturing cost reduction initiatives including cost savings from the closure of our test facility in Singapore and consolidation of our test operations in Malaysia.  Our manufacturing capacity in Oregon was fully utilized in the first quarter of fiscal 2012 and 2011. However, utilization in first quarter of fiscal 2012 benefited from inventory build in anticipation of the transfer to third party foundries. In addition, our gross profit percentage in the first quarter of fiscal 2011 was negatively impacted by the sale of acquired inventory valued at fair market value, less an estimated selling cost, associated with our acquisition of IKOR in April 2010, while we had no such charges in first quarter of fiscal 2012.

Operating Expenses

The following table presents our operating expenses:

	Three Months Ended
(in thousands)	July 3, 2011	% of Net Revenues	June 27, 2010	% of Net Revenues
Research and development	$46,006	30%	$43,736	28%
Selling, General and administrative	$26,829	18%	$27,358	17%

Research and Development (“R&D”)

R&D expense increased $2.3 million, or 5%, to $46.0 million in the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011 primarily due to $1.0 million increase in product development and R&D material expense, $1.2 million increase in consulting service and outside service and $0.5 million increase in equipment expenses as we continue to increase our development efforts to bring products to market to meet customer requirements. Our labor and benefit expense increased $1.4 million due to increased headcount.  Partially offsetting these increases was a $1.7 million decrease in performance related bonus expense associated with our acquisitions.

Selling, General and Administrative (“SG&A”)

SG&A expenses decreased $0.5 million, or 2%, to $26.8 million in the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011 due to $0.6 million decrease in tax, legal, consulting and outside services expenses, $0.4 million decrease in intangible assets amortization expense as some of intangible assets acquired from previous acquisitions were fully amortized and $0.3 million decrease in incentive compensation expense and performance bonus associated with acquisitions. Partially offsetting these decreases were a $0.5 million increase in labor and benefit expense and $0.4 million increase in sales conference, trade show and promotion material expenses.

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

In connection with the discontinuing test operations at our Singapore facility in the fourth quarter of fiscal 2010, we exited the leased facility in Singapore in the first quarter of fiscal 2011. As a result, we recorded lease impairment charges of approximately $0.5 million in fiscal 2011, which represented the future rental payments under the agreements, reduced by an estimate of sublease income, and discounted to present value using an interest rate applicable to us. These charges were recorded as cost of goods sold.  Since the initial restructuring, we have made lease payments of $0.3 million. As of July 3, 2011, the remaining accrued lease liabilities were $0.2 million.  We expect to pay in full our facility lease obligations by the third quarter of fiscal 2013.

In connection with the divestitures of our Silicon Logic Engineering business in the third quarter of fiscal 2010, we exited our leased facility in Wisconsin. As a result, we recorded lease impairment charges of approximately $0.5 million, which represented the future rental payments under the lease agreements, reduced by an estimate of sublease income, and discounted to present value using an interest rate applicable to us. These charges were recorded as SG&A expense.  Since the initial restructuring, we have made lease payments of $0.3 million related to the vacated facility.  As of July 3, 2011, the remaining accrued lease liabilities were $0.2 million. We expect to pay in full our facility lease obligations by the first quarter of fiscal 2013.

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

During the second quarter of fiscal 2006, we completed the consolidation of our Northern California workforce into our San Jose headquarters and exited a leased facility in Salinas, California. We recorded lease impairment charges of approximately $2.1 million, of which $0.6 million was recorded as cost of revenues, $0.9 million was recorded as R&D expense and $0.6 million was recorded as SG&A expense. Since the initial restructuring, we have made lease payments of $1.5 million related to the vacated facility in Salinas.  As of July 3, 2011, the remaining accrued lease liabilities were $0.6 million.  We expect to pay in full our facility lease obligations by the third quarter of fiscal 2014.

Interest Income and Other, Net

The components of interest income and other, net are summarized as follows:

	Three Months Ended
(in thousands)	July 3, 2011	June 27, 2010
Interest income	$66	$249
Other income (expense), net	(22)	15
Interest income and other, net	$44	$264

Interest income decreased $0.2 million in first quarter of fiscal 2012 compared to the first quarter of fiscal 2011, primarily attributable to lower average interest rates and lower cash and investment balances during the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011.  Other income (expense), net decreased $37,000, primarily attributable to a decrease in gains recognized in the value of the deferred compensation plan assets partially offset by a decrease in foreign currency loss in the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011.

Income Tax Expense

We recorded an income tax expense of $0.9 million in the first quarter of fiscal 2012 and fiscal 2011.  The income tax expense in the first quarter of fiscal 2012 and fiscal 2011 was attributable to estimated U.S. and state taxes and foreign income taxes.

As of July 3, 2011, we continued to maintain a valuation allowance against our net U.S. deferred tax asset, as we could not conclude that it is more likely than not that we will be able to realize our U.S. deferred tax assets in the foreseeable future. We will continue to evaluate the release of the valuation allowance on a quarterly basis.

As of July 3, 2011, we were subject to the IRS examination in the U.S. federal tax jurisdiction for the fiscal years 2009 and 2010.  To date, we have not been notified by the IRS that a field audit will be conducted.  The statute of limitations to assess tax for fiscal 2009 expires in December 2012.  The general practice of the IRS is to notify taxpayers of a field audit months before the statute of limitations expire.  If we are audited by the IRS based on currently available information, we believe that the ultimate outcome will not have a material adverse effect on our financial position, cash flows or results of operations.

Liquidity and Capital Resources

Our cash and cash equivalents and short-term investments were $287.2 million at July 3, 2011, a decrease of $12.0 million compared to April 3, 2011.  The decrease was primarily attributable to the payments of $23.8 million to repurchase our common stock and $8.2 million to purchase capital equipment, partially offset by $14.9 million of cash from operations in the first quarter of fiscal 2012. We had no outstanding debt at July 3, 2011 and April 3, 2011.

Cash equivalents are highly liquid investments with original maturities of three months or less at the time of purchase. We maintain the cash and cash equivalents with reputable major financial institutions. Deposits with these banks may exceed the Federal Deposit Insurance Corporation (FDIC) insurance limits or similar limits in foreign jurisdictions. These deposits typically may be redeemed upon demand and, therefore, bear minimal risk. In addition, a significant portion of cash equivalents is concentrated in money market funds which are invested primarily in U.S. government treasuries. While we monitor daily the cash balances in our operating accounts and adjust the balances as appropriate, these balances could be impacted if one or more of the financial institutions with which we deposit fails or is subject to other adverse conditions in the financial markets. As of July 3, 2011, we had not experienced any loss or lack of access to our invested cash or cash equivalents in our operating accounts.  However, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets. See Part II, Item 1A“Risk Factors: Global market and economic conditions, including those related to the credit markets, may adversely affect our business and results of operations.”

In addition, as much of our revenues are generated outside the U.S., a significant portion of our cash and investment portfolio accumulates in the foreign countries in which we operate. At July 3, 2011, we had cash, cash equivalents and investments of approximately $192.2 million invested overseas in accounts belonging to various IDT foreign operating entities. While these amounts are primarily invested in U.S. dollars, a portion is held in foreign currencies, and all offshore balances are exposed to local political, banking, currency control and other risks. In addition, these amounts may be subject to tax and other transfer restrictions.

All of our short-term investments which are classified as available-for-sale investments are subject to a periodic impairment review. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. This determination requires significant judgment. For publicly traded investments, impairment is determined based upon the specific facts and circumstances present at the time, including a review of the closing price over the length of time, general market conditions and our intent and ability to hold the investment for a period of time sufficient to allow for recovery or maturity. Currently, a significant portion of our short-term investments that we hold are in a separate portfolio limited to securities of, or unconditionally guaranteed by, the United Statement government and with a maturity of less than one year.  Although we believe the portfolio continues to be comprised of sound investments due to high credit ratings and government guarantees of the underlying investments, a further decline in the capital and financial markets would adversely impact the market values of its investments and their liquidity. We continually monitor the credit risk in our portfolio and future developments in the credit markets and make appropriate changes to our investment policy as deemed necessary. We did not record any other-than-temporary impairment charges related to our short-term investments in the first quarter of fiscal 2012 and fiscal 2011.

We recorded net income of $7.7 million in the first quarter of fiscal 2012 compared to net income of $10.4 million in the first quarter of fiscal 2011.  Net cash provided by operating activities decreased $12.1 million, or 45%, to $14.9 million in the first quarter of fiscal 2012 compared to $27.0 million in the first quarter of fiscal 2011.  A summary of the significant non-cash items included in net income are as follows:

•
Amortization of intangible assets was $4.2 million in the first quarter of fiscal 2012 compared to $4.9 million in the first quarter of fiscal 2011. The decrease was due to a large portion of intangible assets related to the acquisitions prior to fiscal 2009 being fully amortized.

•
Depreciation expense was $4.7 million in the first quarter of fiscal 2012 compared to $4.6 million in the first quarter of fiscal 2011.  The decrease is primarily attributable to a large portion of our manufacturing equipment being fully depreciated and our continuous efforts to control capital asset purchases.

Net cash used by working capital related items was $5.8 million in the first quarter of fiscal 2012, compared to net cash provided by working capital related items of $2.4 million in the first quarter of fiscal 2011. A summary of significant working capital items that used relatively more cash in the first quarter of fiscal 2012 included:

•
An increase in inventory of $6.5 million in the first quarter of fiscal 2012 compared to a decrease of $2.0 million in the first quarter of fiscal 2011.  The increase in the first quarter of fiscal 2012 was due to increased inventory in work in process to support increased higher shipment levels combined with our build-ahead of inventory in anticipation of our wafer fabrication transition to third party foundry.  The decrease in the first quarter of fiscal 2011 was primarily attributable to our efforts to align our inventory levels to meet current and future demand.

•
A decrease in accounts payable of $5.3 million in the first quarter of fiscal 2012 compared to an increase in accounts payable of $2.2 million in the first quarter of fiscal 2011.  The decrease in the first quarter of fiscal 2012 was primarily attributable to the timing of payments.  The increase in the first quarter of fiscal 2011 was due to the timing of payments and increase in the volume of foundry and subcontractor activity.

•
A decrease in accrued compensation of $2.6 million in the first quarter of fiscal 2012 compared to an increase of $1.9 million in the first quarter of fiscal 2011.  The decrease in the first quarter of fiscal 2012 was primarily attributable to a reduction in accrual related to the incentive compensation program as a result of our year end payout in May 2011 and decrease in other employee bonus accrual associated with our acquisitions due to the payments made, partially offset by additional accruals related to our fiscal 2012 incentive compensation program and an increase in wage and payroll tax accrual due to the timing of our fiscal quarter end and payroll cycle. The increase in accrued compensation in the first quarter of fiscal 2011was primarily attributable to an accrual related to performance-related bonuses as we implemented our new annual incentive plan in the first quarter of fiscal 2011.

•
A decrease in prepayments and other assets of $2.3 million in the first quarter of fiscal 2012 compared to a decrease of $5.0 million in the first quarter of fiscal 2011.  The decrease in the first quarter of fiscal 2012 was primarily attributable to normal recurring prepaid amortization, partially offset by an increase in a value-added tax (“VAT”) receivable and payments made for additional software maintenance and license agreements. The decrease in the first quarter of fiscal 2011 was primarily attributable to the normal recurring prepaid amortization, partially offset by additional software maintenance and license agreements signed and paid during the quarter.

The factors listed above were partially offset by other working capital items that provided more cash during the first quarter of fiscal 2012 as compared to the first quarter of fiscal 2011:

•
A decrease in accounts receivable of $1.3 million in the first quarter of fiscal 2012 compared to an increase of $5.7 million in the first quarter of fiscal 2011.  The decrease in the first quarter of fiscal 2012 was due to the timing of shipments and collection efforts.  The increase in the first quarter of fiscal 2011 was primarily attributable to higher revenues in the first quarter of fiscal 2011 and the timing of shipments.

•
A decrease in income tax receivable/payable of $1.8 million in the first quarter of fiscal 2012 compared to a decrease of $0.8 million in the first quarter of fiscal 2011.  The decrease in the first quarter of fiscal 2012 was due to the receipt of tax refund from the IRS.

•
An increase in other accrued liabilities and long term liabilities of $1.4 million in the first quarter of fiscal 2012 compared to a decrease of $5.7 million in the first quarter of fiscal 2011.  The increase in the first quarter of fiscal 2012 was primarily attributable to an advanced payment received from a vendor for wafer purchases, partially offset by decrease in accruals related to our restructuring actions and decrease in other accruals due to payments made. The decrease in the first quarter of fiscal 2011 was primarily attributable to a decrease in accruals related to our restructuring actions and decreases in supplier obligations and miscellaneous payable due to payments made during the quarter.

Net cash used by investing activities was $25.9 million in the first quarter of fiscal 2012, compared to net cash used by investing activities of $37.6 million in the first quarter of fiscal 2011.  In the first quarter of fiscal 2012, net cash used to purchase short-term investments was $190.4 million, partially offset by cash proceeds from sales and maturity of short-term investments of $172.7 million.  In addition, in the first quarter of fiscal 2012, we used approximately $8.2 million to purchase capital equipment. In the first quarter of fiscal 2011, net cash used to purchase short-term investments and non-marketable securities was $121.5 million, partially offset by cash proceeds from sale and maturity of short-term investments of $97.4 million.  In addition, in the first quarter of fiscal 2011, we paid approximately $8.0 million for the IKOR acquisition including $1.8 million held in escrow for contingent consideration and used $5.4 million to purchase capital equipment.

Net cash used in financing activities was $19.0 million in the first quarter of fiscal 2012, compared to net cash used by financing activities of $21.1 million in the first quarter of fiscal 2011.  In the first quarter of fiscal 2012, we repurchased approximately $23.8 million of our common stock, partially offset by proceeds of approximately $4.9 million from the exercise of employee stock options and the issuance of stock under our employee stock purchase plan.  In the first quarter of fiscal 2011, we repurchased approximately $24.2 million of common stock, partially offset by proceeds of approximately $3.1 million from the exercise of employee stock options and the issuance of stock under our employee stock purchase plan.

We anticipate capital expenditures of approximately $20 million to $25 million during fiscal 2012 to be financed through cash generated from operations and existing cash and investments.  This estimate includes $8.2 million in capital expenditures in the first quarter of fiscal 2012.

On June 13, 2011, we entered into a Master Repurchase Agreement (the "Repurchase Agreement") with Bank of America, N.A. (“Bank of America”), pursuant to which we have the right, subject to the terms and conditions of the Repurchase Agreement, to sell to Bank of America up to 1,431 shares of Class A preferred shares of one of our wholly owned subsidiaries (the “Subsidiary”), in one or more transactions prior to June 13, 2012 for an aggregate purchase price of $135 million in cash. Pursuant to the Repurchase

Agreement, to the extent we sell any such shares to Bank of America, we will be obligated to repurchase from Bank of America and Bank of America will be obligated to resell us, those preferred shares for the aggregate purchase price paid by Bank of America. In such case, and while such shares are outstanding, we will also be obligated to make monthly payments to Bank of America at a floating interest rate of LIBOR plus 2.125% and will have the right to accelerate the repurchase of all or any portion of the shares prior to June 13, 2016.  The Repurchase Agreement also contains certain customary events of default. As of July 3, 2011, we have not sold any preferred stock to Bank of America.

In connection with the Repurchase Agreement, we have entered into an agreement dated June 13, 2011 in favor of Bank of America and certain additional parties (the “IDTI Agreement”), which contains certain representations and various affirmative and negative covenants of us, including an obligation that we and our Subsidiary each maintain adequate capital in light of our contemplated business operations. This agreement contains certain agreements by us intended to maintain the status of our Subsidiary as an entity distinct from us and our other subsidiaries, with separate assets and liabilities, as well as an indemnity by us.

We believe that existing cash and investment balances, combined with cash flows from operations and financing available to us under the Repurchase Agreement with Bank of America, will be sufficient to meet our working capital and capital expenditure needs through at least next twelve months. We may choose to investigate other financing alternatives; however, we cannot be certain that additional financing will be available on satisfactory terms.

Off-balance Sheet Arrangements

As of July 3, 2011, we did not have any off-balance sheet arrangements, as defined under SEC Regulation S-K Item 303(a)(4)(ii).

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated condensed financial statements, please see “Note 2 Recent Accounting Pronouncements” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our interest rate risk relates primarily to our short-term investments of $212.2 million as of July 3, 2011. By policy, we limit our exposure to long-term investments and mitigate the credit risk through diversification and adherence to a policy requiring the purchase of highly rated securities. As of July 3, 2011, the Company’s cash, cash equivalents and investment portfolio was concentrated in securities with same day liquidity and at the end of fiscal 2011, a substantial majority of securities in our investment portfolio had maturities of less than two years. Although a hypothetical 10% change in interest rates could have a material effect on the fair value of our investment portfolio at a given time, we normally hold these investments until maturity, which results in no realized impact on results of operations or cash flows.  We do not currently use derivative financial instruments in our investment portfolio.

At July 3, 2011, we had no outstanding debt.

We are exposed to foreign currency exchange rate risk as a result of international sales, assets and liabilities of foreign subsidiaries, local operating expenses of our foreign entities and capital purchases denominated in foreign currencies.  We may use derivative financial instruments to help manage our foreign currency exchange exposures.  We do not enter into derivatives for speculative or trading purposes. We performed a sensitivity analysis as of July 3, 2011 and determined that, without hedging the exposure, a 10% change in the value of the U.S. dollar would result in an approximate 0.4% impact on gross profit margin percentage, as we operate manufacturing facility in Malaysia, and an approximate 0.9% impact to operating expenses (as a percentage of revenue) as we operate sales offices in Japan and throughout Europe and design centers in the U.S., China and Canada.  At July 3, 2011 we did not have any outstanding foreign exchange contract.

We did not have any currency exposure related to any outstanding capital purchases as of July 3, 2011.

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

At July 3, 2011, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level.  There have been no changes in our internal controls over financial reporting during the Company’s most recent fiscal quarter that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

PART II    OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Litigation

In November 2010, we filed a complaint in the Northern District of California against Phison Electronics Corp. (“Phison”) for infringement of our four patents directed to oscillator and clock signal technology.  The lawsuit sought a preliminary and permanent injunction against Phison products as well as damages, attorney's fees and cost of the lawsuit.  Phison filed an answer to the complaint on January 31, 2011, denying infringement of the patents in suit. The companies subsequently entered into a confidential settlement agreement, under which IDT licensed certain patents to Phison and the companies agreed to dismiss all claims and counterclaims in the litigation.   The court issued an order dismissing the lawsuit on August 10, 2011.

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

Adverse changes in global financial markets and rapidly deteriorating business conditions in the world’s developed economies in late 2008 and the first half of calendar year 2009 resulted in a significant global economic recession.  Continuing concerns about the impact of high energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market, a declining real estate market in the U.S. and sovereign debt crises in Europe and the U.S. have contributed to instability in both U.S. and international capital and credit markets, weakened demand and diminished expectations for the U.S. and global economy.  These conditions, and the resulting low business and consumer confidence and high unemployment have contributed to substantial volatility in global capital markets and uncertain demand for our products throughout fiscal 2010, fiscal 2011 and to-date through fiscal 2012.  It is difficult for our customers, our vendors and us to accurately forecast and plan future business activities in this economic environment.

The economic slowdown resulted in reduced customer spending for semiconductors and weakened demand for our products which had a negative impact on our revenue, gross profit, results of operations and cash flows during fiscal 2010.  Although business conditions improved during the second half of fiscal 2010 and throughout fiscal 2011, global credit markets continue to be volatile and sustainable improvement in global economic activity is uncertain. Although the rate of economic growth in the United States as measured by gross domestic product (GDP) was positive throughout fiscal 2011, order rates from our customers have been volatile and unpredictable declining in both the quarters ended September 26, 2010 and January 2, 2011.  After rebounding in the April 3, 2011 quarter, customer order rates weakened substantially in the first quarter of fiscal 2012 ended July 3, 2011.  Should the rate of global economic growth falter, customer demand for our products may continue to decline which is likely to have a negative impact on our revenue, gross profit, results of operations and cash flows.  Reduced customer spending and weakened demand may drive the semiconductor industry to reduce product pricing, which would also have a negative impact on our revenue, gross profit and results of operations and cash flows.  In addition, the semiconductor industry has traditionally been highly cyclical and has often experienced significant downturns in connection with, or in anticipation of, deterioration in general economic conditions and we cannot accurately predict how severe and prolonged any downturn might be.

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

On August 6, 2009, we announced a plan to transition the manufacture of products currently produced at our Oregon fabrication facility to TSMC.  In connection with the plan, our management approved a plan to exit wafer production operations at our Oregon fabrication facility.   As a result, starting third quarter of fiscal 2011, we began to build inventory in anticipation of the transition.  Inventory levels are expected to increase through the second quarter of fiscal 2012, and possibly through the third quarter of fiscal 2012, to support the wafer fabrication transition and customer qualification of new foundry manufactured products.  However, if customer demand does not develop as we anticipate, it may become necessary for us to write-off or scrap a portion of the transition inventory which could adversely affect our gross margins and operating results.

If we are unable to execute our business strategy, our revenues and profitability may be adversely affected.

Our future financial performance and success are largely dependent on our ability to execute our business strategy successfully. Our present business strategy to be a leading provider of essential mixed signal semiconductor solutions will be impacted, without limitation, by: (1) our ability to continue to aggressively manage, maintain and refine our product portfolio including focus on the development and growth of new applications; (2) our ability to continue to maintain existing customers, aggressively pursue and win new customers; (3) our ability to successfully develop, manufacture and market new products in a timely manner; (4) our ability to develop new products in a more efficient manner ; (5) our ability to sufficiently differentiate and enhance of our products; (6) our ability to successfully deploy R&D investment in the areas of displays, silicon timing, power management, signal integrity and radio frequency and (7) our ability to rationalize our manufacturing operations including the transition to wholly outsourced wafer fabrication operations.

We cannot assure you that we will successfully implement our business strategy or that implementing our strategy will sustain or improve our results of operations. In particular, we cannot assure you that we will be able to build our position in markets with high growth potential, increase our volume or revenue, rationalize our manufacturing operations or reduce our costs and expenses.

Our business strategy is based on our assumptions about the future demand for our current products and the new products and applications that we are developing and on our ability to produce our products profitably. Each of these factors is subject to one or more of the risk factors set forth in this report.  Several risks that could affect our ability to implement our business strategy are beyond our control. In addition, circumstances beyond our control and changes in our business or industry may require us to change our business strategy.

Our results are dependent on the success of new products.

The markets we serve are characterized by competition, rapid technological change, evolving standards, short product life cycles and continuous erosion of average selling prices.  Consequently, our future success will be highly dependent upon our ability to continually develop new products using the latest and most cost-effective technologies, introduce our products in commercial quantities to the marketplace ahead of the competition and have our products selected for inclusion in leading system manufacturers’ products. In addition, the development of new products will continue to require significant R&D expenditures. If we are unable to successfully develop, produce and market new products in a timely manner, have our products available in commercial quantities ahead of competitive products or have our products selected for inclusion in products of systems manufacturers and sell them at gross margins comparable to or better than our current products, our future results of operations could be adversely impacted. In addition, our future revenue growth is also partially dependent on our ability to penetrate new markets in which we have limited experience and where competitors are already entrenched. Even if we are able to develop, produce and successfully market new products in a timely manner, such new products may not achieve market acceptance.  The above described events could have a variety of negative effects on our competitive position and our financial results, such as reducing our revenue, increasing our costs, lowering our gross margin percentage, and ultimately lead to impairment of assets.

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

Many of our end-customer original equipment manufacturers (“OEMs”) have outsourced their manufacturing to a concentrated group of global electronics manufacturing service (“EMSs”) providers and original design manufacturers (“ODMs”) who then buy products directly from us or from our distributors on behalf of the OEM.  These EMSs and ODMs have achieved greater autonomy in the design win, product qualification and product purchasing decisions, especially for commodity products. Competition for the business from EMSs and ODMs is intense and there is no assurance we can remain competitive and retain our existing market share with these customers. If these companies were to allocate a higher share of commodity or second-source business to our competitors instead of buying our products, our results would be adversely affected. Furthermore, as EMSs and ODMs have represented a growing percentage of our overall business, our concentration of credit and other business risks with these customers has increased. Competition among global EMSs and ODMs is intense as they operate on very low margins.  If any one or more of our global EMSs or ODMs customers were to file for bankruptcy or otherwise experience significantly adverse financial conditions, our business would be adversely impacted as well.  In addition, we utilize a relatively small number of global and regional distributors around the world, who buy product directly from us on behalf of their customers. For example, one family of distributors, Maxtek and its affiliates, represented approximately 19% of our total revenues for fiscal 2011 and represented approximately 19% of our gross accounts receivable as of April 3, 2011.  If our business relationships with any of these distributors were to diminish or any of these distributors were to file for bankruptcy or otherwise experience significantly adverse financial conditions, our business could be adversely impacted. Because we continue to be dependent on product demand from a small group of OEM end customers and global and regional distributors, any material delay, cancellation or reduction of orders from or loss of these or other major customers could cause our revenue to decline significantly, and we may not be able to reduce the corresponding expenses at the same rate.

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

A majority of the third-party foundries and subcontractors we currently use are primarily located in Malaysia, South Korea, Philippines, Singapore, Taiwan, Thailand and China.  In addition, we own a test facility in Malaysia.  The risk of an earthquake or tsunami in these Pacific Rim locations is significant, as highlighted by the severe earthquake and tsunami that struck the northeast coast of Japan in March 2011. While we did experienced the significant impact on our operation from this disaster, the occurrence of an earthquake, drought, floods, fires or other natural disaster near any of these locations could cause a significant reduction of end customer demand, and/or availability of materials, a disruption of the global supply chain, an increase in the cost of products that we purchase and otherwise interfere with our ability to conduct business. In addition, public health issues, acts of terrorism or other catastrophic events could significantly delay the production or shipment of our products. Although we maintain insurance for some of the damage that may be caused by natural disasters, our insurance coverage may not be sufficient to cover all of our potential losses and would not cover us for lost business. As a result, a natural disaster in one or more of these regions could have a material adverse effect on our financial condition and results of operations.

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

Costs related to product defects and errata may harm our results of operations and business.

Costs associated with unexpected product defects and errata, or deviations from published specifications, due to, for example, unanticipated problems in our design and manufacturing processes, could include:

•	writing off the value of inventory of such products;
•	disposing of products that cannot be fixed;
•	recalling such products that have been shipped to customers;
•	providing product replacements for, or modifications to, such products; and
•	defending against litigation related to such products.

These costs could be substantial and may therefore increase our expenses and lower our gross margin. In addition, our reputation with our customers or users of our products could be damaged as a result of such product defects and errata, and the demand for our products could be reduced. The announcement of product defects and/or errata could cause customers to purchase products from our competitors as a result of anticipated shortages of our components or for other reasons. These factors could harm our financial results and the prospects for our business.

If the credit market conditions deteriorate, it could have a material adverse impact on our investment portfolio.

Although we manage our investment portfolio by purchasing only highly rated securities and diversifying our investments across various sectors, investment types, and underlying issuers, recent volatility in the short-term financial markets has been high.   We have no securities in asset backed commercial paper and hold no auction rated or mortgage backed securities.  However it is uncertain as to the full extent of the current credit and liquidity crisis and with possible further deterioration, particularly within one or several of the large financial institutions, the value of our investments could be negatively impacted.

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

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on our results of operations (see Note 1 “Summary of Significant Accounting Policies” in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended April 3, 2011).  Such methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and factors may arise over time that leads us to change our methods, estimates and judgments.  Changes in those methods, estimates and judgments could significantly affect our results of operations.  In particular, the calculation of stock-based compensation expense under the authoritative guidance requires us to use valuation methodologies that were not developed for use in valuing employee stock options and make a number of assumptions, estimates and conclusions regarding matters such as expected forfeitures, expected volatility of our share price and the exercise behavior of our employees.  Changes in these variables could impact our stock-based compensation expense and have a significant impact on our gross margins, research and development and selling, general and administrative expenses.

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

International operations add increased volatility to our operating results.

 A substantial percentage of our total revenues are derived from international sales, as summarized below:

(percentage of total revenues)	First Quarter of Fiscal 2012	Fiscal 2011	Fiscal 2010
Asia Pacific	68%	64%	65%
Americas	13%	15%	17%
Europe	11%	10%	8%
Japan	8%	11%	10%
Total	100%	100%	100%

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

Contract pricing for raw materials and equipment used in the fabrication and assembly processes, as well as for foundry and subcontract assembly services, may also be impacted by currency controls, exchange rate fluctuations and currency devaluations.  We sometimes hedge currency risk for currencies that are highly liquid and freely quoted, but may not enter into hedge contracts for currencies with limited trading volume. In addition, as much of our revenues are generated outside the United States, a significant portion of our cash and investment portfolio accumulates in the foreign countries in which we operate.  On July 3, 2011, we had cash, cash equivalents and investments of approximately $192.2 million invested overseas in accounts belonging to our foreign subsidiaries.  While these amounts are primarily invested in U.S. dollars, a portion is held in foreign currencies, and all offshore balances are exposed to local political, banking, currency control and other risks.  In addition, these amounts may be subject to tax and other transfer restrictions.

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

Over the past several years, we have made several acquisitions.  As a result of these acquisitions, we had over $1 billion of goodwill and over $204 million of intangible assets on our balance sheet at the beginning of fiscal 2009.  As a result of our impairment analysis in fiscal 2009, we recorded a goodwill impairment charge of $946.3 million and an acquisition-related intangible asset impairment charge of $79.4 million. In determining fair value, we consider various factors including our market capitalization, forecasted revenue and costs, risk-adjusted discount rates, future economic and market conditions, determination of appropriate market comparables and expected periods over which our assets will be utilized and other variables.

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

The revenue from, and activity with, contracts and subcontracts with agencies of, or prime contractors to, the U.S. government, has declined subsequent to the disposition of our military business in November 2009.

Our common stock has experienced substantial price volatility.

Volatility in the price of our common stock may occur in the future, particularly as a result of fluctuations in global economic conditions and quarter-to-quarter variations in our actual or anticipated financial results, or the financial results of other semiconductor companies or our customers. Stock price volatility may also result from product announcements by us or our competitors, or from changes in perceptions about the various types of products we manufacture and sell.  In addition, our stock price may fluctuate due to price and volume fluctuations in the stock market, especially in the technology sector, and as a result of other considerations or events described in this section.

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

We invest in companies for strategic reasons and may not realize a return on our investments.

We make investments in companies around the world to further our strategic objectives and support our key business initiatives. Such investments include equity instruments of private companies, and many of these instruments are non-marketable at the time of our initial investment. These companies range from early-stage companies that are often still defining their strategic direction to more mature companies with established revenue streams and business models. The success of these companies is dependent on product development, market acceptance, operational efficiency, and other key business factors as well as their ability to secure additional funding, obtain favorable investment terms for future financings, or participate in liquidity events such as public offerings, mergers, and private sales. If any of these private companies fail, we could lose all or part of our investment in that company. If we determine that other-than-temporary decline in the fair value exists for an equity investment in a private company in which we have invested, we write down the investment to its fair value and recognize the related write-down as an investment loss.

When the strategic objectives of an investment have been achieved, or if the investment or business diverges from our strategic objectives, we may decide to dispose of the investment. We may incur losses on the disposal of our non-marketable investments. Additionally, for cases in which we are required under equity method accounting to recognize a proportionate share of another company’s income or loss, such income or loss may impact our earnings. Gains or losses from equity securities could vary from expectations depending on gains or losses realized on the sale or exchange of securities, gains or losses from equity method investments, and impairment charges for equity and other investments.

We are subject to a variety of environmental and other regulations related to hazardous materials used in our manufacturing processes.

The manufacturing and testing of our products require the use of hazardous materials that are subject to a broad array of environmental, health and safety laws and regulations. Any failure by us to adequately control the use or discharge of hazardous materials under present or future regulations could subject us to substantial costs or liabilities or cause our manufacturing operations to be suspended.

Existing and future environmental, health and safety laws and regulations could also require us to acquire pollution abatement or remediation equipment, modify our product designs, or incur other expenses associated with such laws and regulations. Many new materials that we are evaluating for use in our operations may be subject to regulation under existing or future environmental laws and regulations that may restrict our use of one or more of such materials in our manufacturing, and test processes, or products. Any of these restrictions could harm our business and results of operations by increasing our expenses or requiring us to alter our manufacturing and test processes.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information with respect to repurchases of our common stock during the first quarter of fiscal 2012:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 4, 2011 – May 2, 2011	278,927	$7.35	278,927	$145,270,760
May 3, 2011 – May 29, 2011	854,860	$8.36	854,860	$138,125,156
May 30, 2011 – July 3, 2011	1,885,900	$7.75	1,885,900	$123,509,444
Total	3,019,687	$7.89	3,019,687

On July 21, 2010, the Company’s Board of Directors approved a share repurchase plan to repurchase up to $225 million of its common stock.  In fiscal 2011, the Company repurchased approximately 12.8 million shares at an average price of $6.06 per share for a total purchase price of $77.7 million. During the first quarter of fiscal 2012, the Company repurchased approximately 3.0 million shares at an average price of $7.89 per share for a total purchase price of $23.8 million.  As of July 3, 2011, approximately $123.5 million was available for future purchase under this share repurchase program.  Share repurchases were recorded as treasury stock and resulted in a reduction of stockholders’ equity.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. REMOVED and RESERVED

ITEM 5. OTHER INFORMATION

None

ITEM 6.    EXHIBITS

(a)   The following exhibits are filed herewith:

Exhibit number	Description
10.1
Change of Control Agreement by and between Integrated Device Technology, Inc. and its President and Chief Executive Officer, Ted Tewksbury, incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K dated June 9, 2011.

10.2	Form of Integrated Device Technology, Inc. Change of Control Agreement, incorporated by reference to Exhibit 10.2 filed with the Company’s Current Report on Form 8-K dated June 9, 2011.
10.3
Master Purchase Agreement, dated June 13, 2011, by and between Integrated Device Technology, Inc. and Bank of America, N.A., incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K dated June 13, 2011.

10.4
IDTI Agreement, dated June 13, 2011, by Integrated Device Technology, Inc. in favor of Bank of America, N.A. and certain additional parties specified therein, incorporated by reference to Exhibit 10.2 filed with the Company’s Current Report on Form 8-K dated June 13, 2011.

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, dated August 12, 2011.
31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, dated August 12, 2011.
32.1*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350 dated August 12, 2011.
32.2*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended and 18 U.S.C. Section 1350 dated August 12, 2011.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*
This certification accompanies this report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRATED DEVICE TECHNOLOGY, INC.
Date: August 12, 2011	/S/ THEODORE L. TEWKSBURY III Theodore L.Tewksbury III President and Chief Executive Officer
Date: August 12, 2011	/S/ RICHARD D. CROWLEY, JR. Richard D. Crowley, Jr. Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit number	Description
10.1
Change of Control Agreement by and between Integrated Device Technology, Inc. and its President and Chief Executive Officer, Ted Tewksbury, incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K dated June 9, 2011.

10.2	Form of Integrated Device Technology, Inc. Change of Control Agreement, incorporated by reference to Exhibit 10.2 filed with the Company’s Current Report on Form 8-K dated June 9, 2011.
10.3
Master Purchase Agreement, dated June 13, 2011, by and between Integrated Device Technology, Inc. and Bank of America, N.A., incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K dated June 13, 2011.

10.4
IDTI Agreement, dated June 13, 2011, by Integrated Device Technology, Inc. in favor of Bank of America, N.A. and certain additional parties specified therein, incorporated by reference to Exhibit 10.2 filed with the Company’s Current Report on Form 8-K dated June 13, 2011.

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, dated August 12, 2011.
31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, dated August 12, 2011.
32.1*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350 dated August 12, 2011.
32.2*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended and 18 U.S.C. Section 1350 dated August 12, 2011.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*
This certification accompanies this report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.