Form 10-Q
period 2011-10-02
INTEGRATED DEVICE TECHNOLOGY INC
filed 2011-11-09
CIK 703361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2011

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

☒ Large accelerated filer	☐Accelerated filer	☐ Non-accelerated filer	☐Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The number of outstanding shares of the registrant's Common Stock, $.001 par value, as of October 31, 2011, was approximately 142,051,332.

INTEGRATED DEVICE TECHNOLOGY, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED OCTOBER 2, 2011

PART I            FINANCIAL INFORMATION
ITEM 1.           FINANCIAL STATEMENTS

INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited in thousands, except per share amounts)	October 2, 2011	April 3, 2011
Assets
Current assets:
Cash and cash equivalents	$133,391	$104,680
Short-term investments	186,755	194,512
Accounts receivable, net	76,440	81,798
Inventories	79,808	67,041
Prepayments and other current assets	22,012	23,929
Total current assets	498,406	471,960

Property, plant and equipment, net	72,054	67,754
Goodwill	95,452	104,020
Acquisition-related intangible assets, net	41,080	51,021
Deferred tax assets	2,034	2,034
Other assets	33,969	30,671
Total assets	$742,995	$727,460

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$30,293	$36,470
Accrued compensation and related expenses	26,531	28,212
Deferred income on shipments to distributors	16,033	12,853
Deferred tax liabilities	2,220	2,224
Other accrued liabilities	29,018	30,886
Total current liabilities	104,095	110,645

Deferred tax liabilities	1,516	1,513
Long-term income tax payable	726	712
Other long-term obligations	15,223	15,808
Total liabilities	121,560	128,678

Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock: $.001 par value: 10,000 shares authorized; no shares issued	--	--
Common stock: $.001 par value: 350,000 shares authorized; 143,590 and 148,352 shares issued and outstanding at October 2, 2011 and April 3, 2011, respectively	144	148
Additional paid-in capital	2,359,698	2,343,726
Treasury stock at cost: 86,932 shares and 80,037 shares at October 2, 2011 and April 3, 2011, respectively	(957,289)	(909,824)
Accumulated deficit	(782,337)	(837,075)
Accumulated other comprehensive income	1,219	1,807
Total stockholders' equity	621,435	598,782
Total liabilities and stockholders' equity	$742,995	$727,460

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	Oct. 2, 2011	Sept. 26, 2010	Oct. 2, 2011	Sept. 26, 2010

Revenues	$138,318	$159,570	$287,603	$313,191
Cost of revenues	64,015	71,449	131,584	144,705
Gross profit	74,303	88,121	156,019	168,486

Operating expenses:
Research and development	39,567	38,012	79,234	75,992
Selling, general and administrative	24,868	25,604	50,716	51,675
Total operating expenses	64,435	63,616	129,950	127,667
Operating income (loss)	9,868	24,505	26,069	40,819

Interest income and other, net	(1,828)	1,178	(1,784)	1,441
Income from continuing operations before income taxes	8,040	25,683	24,285	42,260
Provision for (benefit from) income taxes	(367)	441	580	1,386
Net income from continuing operations	$8,407	$25,242	$23,705	$40,874

Discontinued operations:
Gain from divestiture	45,939	---	45,939	---
Loss from discontinued operations before income taxes	(7,352)	(5,039)	(14,996)	(10,280)
Benefit from income taxes	(60)	(21)	(89)	(43)
Net income (loss) from discontinued operations	38,647	(5,018)	31,032	(10,237)

Net income	$47,054	$20,224	$54,737	$30,637

Basic net income per share – continuing operations	$0.06	$0.16	$0.16	$0.26
Basic net income (loss) per share – discontinued operations	0.27	(0.03)	0.21	(0.07)
Basic net income per share	$0.33	$0.13	$0.37	$0.19

Diluted net income per share – continuing operations	$0.06	$0.16	$0.16	$0.26
Diluted net income (loss) per share – discontinued operations	0.26	(0.03)	0.21	(0.07)
Diluted net income per share	$0.32	$0.13	$0.37	$0.19

Weighted average shares:
Basic	144,682	157,021	146,249	159,340
Diluted	146,169	157,649	148,686	160,171

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	Oct. 2, 2011	Sept. 26, 2010
Cash flows provided by operating activities:
Net income	$54,737	$30,637
Adjustments:
Depreciation	9,570	9,098
Amortization of intangible assets	8,123	9,927
Gain from divestiture	(45,939)	--
Stock-based compensation expense	8,149	8,694
Deferred tax provision	(2)	72
Changes in assets and liabilities (net of effects of acquisitions and divestiture):
Accounts receivable, net	5,358	(4,476)
Inventories	(12,628)	(1,372)
Prepayments and other assets	2,958	7,006
Accounts payable	(6,930)	(971)
Accrued compensation and related expenses	(1,342)	9,981
Deferred income on shipments to distributors	3,180	318
Income taxes payable and receivable	1,116	892
Other accrued liabilities and long term liabilities	(3,414)	(3,116)

Net cash provided by operating activities	22,936	66,690

Cash flows provided by (used for) investing activities
Acquisitions, net of cash acquired	--	(6,247)
Proceeds from divestitures	51,670	--
Cash in escrow related to acquisition	--	(1,800)
Purchases of property, plant and equipment	(13,322)	(9,501)
Purchase of non-marketable equity securities	--	(2,000)
Purchases of short-term investments	(310,494)	(247,447)
Proceeds from sales of short-term investments	220,163	13,396
Proceeds from maturities of short-term investments	98,068	190,598

Net cash provided by (used for) investing activities	46,085	(63,001)

Cash flows provided by (used for) financing activities
Proceeds from issuance of common stock	7,679	5,382
Repurchases of common stock	(47,465)	(55,528)

Net cash used for financing activities	(39,786)	(50,146)

Effect of exchange rates on cash and cash equivalents	(524)	323
Net increase (decrease) in cash and cash equivalents	28,711	(46,134)
Cash and cash equivalents at beginning of period	104,680	120,526
Cash and cash equivalents at end of period	$133,391	$74,392

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

The Company’s fiscal year is the 52- or 53-week period ending on the Sunday closest to March 31.  In a 52-week year, each fiscal quarter consists of thirteen weeks.  In a 53-week year, the additional week is usually added to the third quarter, making such quarter consist of fourteen weeks.  The first and second quarters of fiscal 2012 and fiscal 2011 were thirteen week periods.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts in the Company’s financial statements and the accompanying notes. Actual results could differ from those estimates.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the fiscal year ended April 3, 2011.  Operating results for the three and six months ended October 2, 2011 are not necessarily indicative of operating results for an entire fiscal year.

There have been no significant changes in the Company’s significant accounting policies during the six months ended October 2, 2011, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended April 3, 2011.

Note 2
Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued amended guidance regarding the testing of goodwill for impairment. The objective of this amendment is to simplify how entities test goodwill for impairment. Under the updated guidance an entity is to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The amended guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011. The adoption of this guidance on April 2, 2012 is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued amended guidance regarding the presentation of comprehensive income. The amended guidance requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amended guidance also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The amended guidance is effective on a retrospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The adoption of this guidance on January 2, 2012 is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued additional guidance on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The updated guidance is effective on a prospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The adoption of this guidance on January 2, 2012 is not expected to have a material impact on the Company’s consolidated financial statements.

Note 3
Net Income Per Share

Basic net income per share is computed using the weighted-average number of common shares outstanding during the period.  Diluted net income per share is computed using the weighted-average number of common and dilutive potential common shares outstanding during the period. Potential common shares include employee stock options and restricted stock units.

	Three Months Ended		Six Months Ended
(in thousands, except per share amounts)	Oct. 2, 2011	Sept. 26, 2010	Oct. 2, 2011	Sept. 26, 2010
Numerators (basic and diluted):
Net income from continuing operations	$8,407	$25,242	$23,705	$40,874
Net income (loss) from discontinued operations (including gain from divestiture)	38,647	(5,018)	31,032	(10,237)
Net income	$47,054	$20,224	$54,737	$30,637

Denominators:
Weighted average shares outstanding – basic	144,682	157,021	146,249	159,340
Dilutive effect of employee stock options and restricted stock units	1,487	628	2,437	831
Weighted average common shares outstanding, assuming dilution	146,169	157,649	148,686	160,171

Basic net income (loss) per share:
Net income from continuing operations	$0.06	$0.16	$0.16	$0.26
Net income (loss) from discontinued operations	0.27	(0.03)	0.21	(0.07)
Net income	$0.33	$0.13	$0.37	$0.19

Diluted net income (loss) per share:
Net income from continuing operations	$0.06	$0.16	$0.16	$0.26
Net income (loss) from discontinued operations	0.26	(0.03)	0.21	(0.07)
Net income	$0.32	$0.13	$0.37	$0.19

Stock options to purchase 13.7 million shares and 10.7 million shares for the three and six months ended October 2, 2011, respectively, and 19.7 million shares and 19.9 million shares for the three and six months ended September 26, 2010, respectively, were outstanding, but were excluded from the calculation of diluted earnings per share because the exercise price of the stock options was greater than the average share price of the common shares and therefore, the effect would have been anti-dilutive. In addition, unvested restricted stock units of  0.9 million and 0.7 million for the three and six months ended October 2, 2011, respectively, and less than 0.1 million for the three and six months ended September 26, 2010, respectively, were excluded from the calculation because they were anti-dilutive after considering unrecognized stock-based compensation expense.

Note 4
Business Combinations

Acquisition of certain assets of IKOR Acquisition Corporation (“IKOR”)

On April 16, 2010, the Company completed its acquisition of certain assets of IKOR, a former subsidiary of iWatt Corporation.  IKOR designed and manufactured power voltage regulator module (VRM) solutions for high-performance computing. Pursuant to the agreement, the Company acquired IKOR- patented coupled inductor (“CL”) technology and related assets and hired members of IKOR’ engineering team. The total purchase price was $7.7 million, including the fair value of contingent consideration of $1.5 million payable upon the achievement of certain business performance metrics during the twelve months after the closing date. The fair value of the contingent consideration was estimated using probability-based forecasted revenue for the business as of the acquisition date.  The maximum payment for this contingent consideration is $2.8 million.  Pursuant to the agreement, $1.8 million in cash has been held in escrow and will be utilized to fund the contingent consideration payment. During the third quarter of fiscal 2011, the fair value of the contingent consideration was remeasured based on the revised revenue forecast for the business.  As a result, the fair value of the contingent consideration increased $0.3 million to $1.8 million.  The change in the fair value of the contingent consideration was recorded in selling and administrative expenses in fiscal 2011.  There was no change in the fair value of the contingent consideration during the first six months of fiscal 2012.

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

Note 5
Discontinued Operations and Assets Held For Sale

On September 26, 2011, the Company completed the transfer of certain assets related to IDT’s Hollywood Quality Video (“HQV”) and Frame Rate Conversion (“FRC”) video processing product lines to Qualcomm pursuant to an Asset Purchase Agreement. The sale of these HQV and FRC video processing assets is intended to allow the Company to intensify focus on its analog-intensive mixed-signal, timing and interface and  solutions. Upon the closing of the transaction, Qualcomm paid the Company $58.7 million in cash consideration, of which $6.0 million was withheld in an escrow account and is included in the Company’s balance sheet as other assets (non-current). In the second quarter of fiscal 2012, the Company recorded a gain of $45.9 million related to this divestiture. The following table summarizes the components of the gain (in thousands):

Cash proceeds from sale (including amounts held in escrow)	$58,744
Less cost basis of assets sold and direct costs related to the sale:
Fixed assets transferred to Qualcomm	(434)
Goodwill write-off	(8,568)
Intangible assets write-off	(1,818)
License write-off	(525)
Transaction and other costs	(1,460)
Gain on divestiture	$45,939

The Company’s HQV and FRC product lines represented a significant portion of the Company’s video processing assets. The Company currently intends to fully divest its remaining video processing product lines within the next twelve months and has classified these assets as available for sale.  As of October 2, 2011 the remaining video processing assets classified as available for sale consisted of $0.9 million in fixed assets and $0.7 million in intangible assets. The video processing lines were included as are part of the Company’s Computing and Consumer reportable segment.  For financial statement purposes, the results of operations for these discontinued businesses have been segregated from those of the continuing operations and are presented in the Company's consolidated financial statements as discontinued operations.

The results of discontinued operations for the three and six months ended October 2, 2011 and September 26, 2011 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	Oct. 2, 2011	Sept. 26, 2010	Oct. 2, 2011	Sept. 26, 2010
Revenues	$2,902	$7,338	$5,103	$11,990
Cost of revenue	(4,038)	(5,165)	(6,564)	(8,016)
Operating expenses	(6,216)	(7,212)	(13,535)	(14,254)
Gain on divestiture	45,939	--	45,939	--
Benefit for income taxes	60	21	89	43
Net income (loss) from discontinued operations	$38,647	$(5,018)	$31,032	$(10,237)

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

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of October 2, 2011:

	Fair Value at Reporting Date Using:
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Cash Equivalents and Short Term Investments:
US government treasuries and agencies securities	$162,475	$--	$--	$162,475
Money market funds	76,271	--	--	76,271
Corporate commercial paper	--	18,297	--	18,297
Corporate bonds	--	20,031	--	20,031
Bank deposits	--	19,657	--	19,657
Municipal bonds	--	367	--	367
Total assets measured at fair value	$238,746	$58,352	$--	$297,098

Liabilities:
Fair value of contingent consideration	--	--	1,800	1,800
Total liabilities measured at fair value	$--	$--	$1,800	$1,800

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of April 3, 2011:

	Fair Value at Reporting Date Using:
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Cash Equivalents and Short-Term investments:
US government treasuries and agencies securities	$119,926	$--	$--	$119,926
Money market funds	32,203	--	--	32,203
Corporate bonds	--	57,087	--	57,087
Corporate commercial paper	--	51,785	--	51,785
Bank deposits	--	17,764	--	17,764
Municipal bonds	--	369	--	369
Total assets measured at fair value	$152,129	$127,005	$--	$279,134
Liabilities:
Fair value of contingent consideration	--	--	1,800	1,800
Total liabilities measured at fair value	$--	$--	$1,800	$1,800

U.S. government treasuries and U.S. government agency securities as of October 2, 2011 and April 3, 2011 do not include any U.S. government guaranteed bank issued paper. Corporate bonds include bank-issued securities that are guaranteed by the Federal Deposit Insurance Corporation (FDIC).

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

The following table summarizes the change in the fair value of the contingent consideration measured using significant unobservable inputs (Level 3) during the first six months of fiscal 2012:

(in thousands)	Estimated Fair Value
Balance as of April 3, 2011	$1,800
Additions	--
Balance as of October 2, 2011	$1,800

Cash equivalents are highly liquid investments with original maturities of three months or less at the time of purchase. The Company maintains its cash and cash equivalents with reputable major financial institutions.  Deposits with these banks may exceed the FDIC insurance limits or similar limits in foreign jurisdictions. These deposits typically may be redeemed upon demand and, therefore, bear minimal risk.  While the Company monitors daily the cash balances in its operating accounts and adjusts the balances as appropriate, these balances could be impacted if one or more of the financial institutions with which the Company deposits fails or is subject to other adverse conditions in the financial markets.  As of October 2, 2011, the Company has not experienced any losses in its operating accounts.

All of the Company’s available-for-sale investments are subject to a periodic impairment review. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. This determination requires significant judgment. For publicly traded investments, impairment is determined based upon the specific facts and circumstances present at the time, including a review of the closing price over the length of time, general market conditions and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for recovery. Although the Company believes its portfolio continues to be comprised of sound investments due to high credit ratings and government guarantees of the underlying investments, a further decline in the capital and financial markets would adversely impact the market values of its investments and their liquidity. The Company continually monitors the credit risk in its portfolio and future developments in the credit markets and makes appropriate changes to its investment policy as deemed necessary.  The Company did not record any impairment loss related to its short-term investments in the three and six months ended October 2, 2011 and September 26, 2010.

Note 7
Investments

Available- for -Sale Securities

All of the Company’s cash equivalents and marketable securities are classified as “available-for-sale” securities. These securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income, a component of stockholders’ equity, net of tax.

Available-for-sale investments at October 2, 2011 were as follows:

(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. government treasuries and agency securities	$162,451	$32	$(8)	$162,475
Corporate commercial paper	18,296	1	--	18,297
Corporate bonds	20,040	35	(44)	20,031
Money market funds	76,271	--	--	76,271
Bank deposits	19,657	--	--	19,657
Municipal bonds	365	2	--	367
Total available-for-sale investments	297,080	70	(52)	297,098
Less amounts classified as cash equivalents	(110,343)	--	--	(110,343)
Short-term investments	$186,737	$70	$(52)	$186,755

Available-for-sale investments at April 3, 2011 were as follows:

(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. government treasuries and agency securities	$119,917	$17	$(8)	$119,926
Corporate commercial paper	51,785	--	--	51,785
Corporate bonds	57,001	104	(18)	57,087
Money market funds	32,203	--	--	32,203
Bank deposits	17,764	--	--	17,764
Municipal bonds	368	1	--	369
Total available-for-sale investments	279,038	122	(26)	279,134
Less amounts classified as cash equivalents	(84,623)	--	1	(84,622)
Short-term investments	$194,415	$122	$(25)	$194,512

The amortized cost and estimated fair value of available-for-sale securities at October 2, 2011, by contractual maturity, were as follows:

(in thousands)	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$285,318	$285,353
Due in 1-2 years	9,471	9,459
Due in 2-5 years	2,291	2,286
Total investments in available-for-sale debt securities	$297,080	$297,098

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses as of October 2, 2011, aggregated by length of time that individual securities have been in a continuous loss position.

	Less than 12 months		12 months or Greater		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$8,767	$(47)	$--	$--	$8,767	$(47)
U.S. Government treasuries and agency securities	58,867	(8)	--	--	58,867	(8)
Total	$67,634	$(55)	$--	$--	$67,634	$(55)

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses as of April 3, 2011, aggregated by length of time that individual securities have been in a continuous loss position.

	Less than 12 months		12 months or Greater		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$24,176	$(18)	$--	$--	$24,176	$(18)
U.S. Government treasuries and agency securities	36,531	(8)	--	--	36,531	(8)
Total	$60,707	$(26)	$--	$--	$60,707	$(26)

A significant portion of the available-for-sale investments held by the Company are high grade instruments.  As of October 2, 2011, the unrealized losses on the Company’s available-for-sale investments represented an insignificant amount in relation to its total available-for-sale portfolio. Substantially all of the Company’s unrealized losses on its available-for-sale marketable debt instruments can be attributed to fair value fluctuations in an unstable credit environment that resulted in a decrease in the market liquidity for debt instruments.  Because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, the Company did not consider these investments to be other-than-temporarily impaired at October 2, 2011 and April 3, 2011.

Non-Marketable Equity Securities

The Company accounts for its equity investments in privately held companies under the cost method.  These investments are subject to periodic impairment review and measured and recorded at fair value when they are deemed to be other-than-temporarily impaired. In determining whether a decline in value of its investment has occurred and is other than temporary, an assessment was made by considering available evidence, including the general market conditions, the investee’s financial condition, near-term prospects, market comparables and subsequent rounds of financing.  The valuation also takes into account the investee’s capital structure, liquidation preferences for its capital and other economic variables. The valuation methodology for determining the decline in value of non-marketable equity securities is based on inputs that require management judgment. The aggregate carrying value of the Company’s non-marketable equity securities was approximately $8.5 million and was classified within other assets on the Company’s Consolidated Balance Sheets as of October 2, 2011 and April 3, 2011.  The Company did not recognize any impairment loss in the first six months of fiscal 2012 and fiscal 2011.

Note 8
Stock-Based Compensation

Compensation Expense

The following table summarizes stock-based compensation expense by line items appearing in the Company’s Condensed Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	Oct. 2, 2011	Sept. 26, 2010	Oct. 2, 2011	Sept. 26, 2010

Cost of revenue	$453	$381	$879	$890
Research and development	2,052	2,458	4,360	5,149
Selling, general and administrative	1,524	1,147	2,910	2,655
Total stock-based compensation expense	$4,029	$3,986	$8,149	$8,694

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

Valuation Assumptions

Assumptions used in the Black-Scholes valuation model and resulting weighted average grant-date fair values were as follows:

	Three Months Ended		Six Months Ended
	Oct. 2, 2011	Sept. 26, 2010	Oct. 2, 2011	Sept. 26, 2010

Stock option plans:
Expected Term	4.33 years	4.58 years	4.3 years	4.58 years
Risk-free interest rate	0.8%	1.36%	1.46%	2.00%
Volatility	45.6%	42.5%	42.6%	41.7%
Dividend Yield	0.0%	0.0%	0.0%	0.0%
Weighted average grant-date fair value	$2.38	$1.96	$3.00	$2.16
ESPP:
Expected Term	0.25 years	0.25 years	0.25 years	0.25 years
Risk-free interest rate	0.2%	0.2%	0.4%	0.2%
Volatility	62.5%	44.9%	47.6%	46.3%
Dividend Yield	0.0%	0.0%	0.0%	0.0%
Weighted average fair value	$2.21	$1.28	$1.88	$1.39

Equity Incentive Programs

The Company currently issues awards under two equity based plans in order to provide additional incentive and retention to directors and employees who are considered to be essential to the long-range success of the Company.  These plans are further described below.

2004 Equity Plan (“2004 Plan”)

In September 2004, the Company’s stockholders approved the 2004 Plan.  On July 21, 2010, the Board of Directors of the Company approved an amendment to the Company’s 2004 Plan to increase the number of shares of common stock reserved for issuance thereunder from 28,500,000 shares to 36,800,000 shares (an increase of 8,300,000 shares), provided, however, that the aggregate number of common shares available for issuance under the 2004 Plan is reduced by 1.74 shares for each common share delivered in settlement of any full value award, which are awards other than stock options and stock appreciation rights, that are granted under the 2004 Plan on or after September 23, 2010.  On September 23, 2010, the stockholders of the Company approved the proposed amendment described above, which also includes certain other changes to the 2004 Plan, including an extension of the term of the 2004 Plan. Options granted by the Company under the 2004 Plan generally expire seven years from the date of grant and generally vest over a four-year period from the date of grant, with one-quarter of the shares of common stock vesting on the one-year anniversary of the grant date and the remaining shares vesting monthly for the 36 months thereafter.  The exercise price of the options granted by the Company under the 2004 Plan shall not be less than 100% of the fair market value for a common share subject to such option on the date the option is granted.  Full value awards made under the 2004 Plan shall become vested over a period of not less than three years (or, if vesting is performance-based, over a period of not less than one year) following the date such award is made; provided, however, that full value awards that result in the issuance of an aggregate of up to 5% of common stock available under the 2004 Plan may be granted to any one or more participants without respect to such minimum vesting provisions.   As of October 2, 2011, there were 12.4 million shares available for future grant under the 2004 Plan.

Restricted stock units available for grant by the Company under the 2004 Plan generally vest over at least a three-year period from the grant date with a proportionate share of the restricted stock units vesting annually over the total vesting period (e.g., for an award with a total three-year vesting period, one-third of the restricted stock units will vest on each one-year anniversary).  Prior to vesting, participants holding restricted stock units do not have shareholder rights.  Shares are issued on or as soon as administratively practicable following the vesting date of the restricted stock units and upon issuance, recordation and delivery, the participant will have all the rights of a shareholder of the Company with respect to voting such stock and receipt of dividends and distributions on such stock.  As of October 2, 2011, 2.4 million restricted stock unit awards were outstanding under the 2004 Plan.

The following table summarizes the Company’s stock option activities for the six months ended October 2, 2011:

(in thousands, except per share data)	Shares	Weighted Average Exercise Price
Options outstanding as of April 3, 2011	17,814	$8.49
Granted	3,325	8.34
Exercised	(365)	5.61
Canceled, forfeited or expired	(2,050)	10.06
Options outstanding as of October 2, 2011	18,724	8.34
Options exercisable at October 2, 2011	11,037	$9.32

The following table summarizes the Company’s restricted stock unit activities for the six months ended October 2, 2011:

(in thousands, except per share data)	Shares	Weighted Average Grant Date Fair Value
RSU’s outstanding as of April 3, 2011	2,342	$6.70
Granted	966	8.33
Released	(689)	7.76
Forfeited	(238)	6.79
RSU’s outstanding as of October 2, 2011	2,381	$7.05

2009 Employee Stock Purchase Plan (“2009 ESPP")

On June 18, 2009, the Board approved implementation of the 2009 Employee Stock Purchase Plan (“2009 ESPP”) and authorized the reservation and issuance of up to 9,000,000 shares of the Company’s common stock, subject to stockholder approval. On September 17, 2009, the Company’s stockholders approved the plan at the 2009 Annual Meeting of Stockholders.  The 2009 ESPP is intended to be implemented in successive quarterly purchase periods commencing on the first day of each fiscal quarter of the Company.  In order to maintain its qualified status under Section 423 of the Internal Revenue Code, the 2009 ESPP imposes certain restrictions, including the limitation that no employee is permitted to participate in the 2009 ESPP if the rights of such employee to purchase common stock of the Company under the 2009 ESPP and all similar purchase plans of the Company or its subsidiaries would accrue at a rate which exceeds $25,000 of the fair market value of such stock (determined at the time the right is granted) for each calendar year.  During the six months ended October 2, 2011, the Company issued 1.1 million shares of common stock with a weighted-average purchase price of $5.23 per share.

Note 9
Balance Sheet Detail

(in thousands)	October 2, 2011	April 3, 2011
Inventories
Raw materials	$7,946	$4,709
Work-in-process	45,247	41,517
Finished goods	26,615	20,815
Total inventories	$79,808	$67,041

Note 10
Deferred Income on Shipments to Distributors

Included in the caption “Deferred income on shipments to distributors” on the Condensed Consolidated Balance Sheets are amounts related to shipments to certain distributors for which revenue is not recognized until the Company’s product has been sold by the distributor to an end customer. The components at October 2, 2011 and April 3, 2011 were as follows:

(in thousands)	October 2, 2011	April 3, 2011
Gross deferred revenue	$19,382	$15,463
Gross deferred costs	(3,349)	(2,610)
Deferred income on shipments to distributors	$16,033	$12,853

The gross deferred revenue represents the gross value of shipments to distributors at the list price billed to the distributor less any price protection credits provided to them in connection with reductions in list price while the products remain in their inventory.  The amount ultimately recognized as revenue will be lower than this amount as a result of future price protection and ship from stock pricing credits which are issued in connection with the sell through of the Company’s products to end customers. Historically this amount has represented an average of approximately 32% of the list price billed to the customer. The gross deferred costs represent the standard costs, which approximate actual costs of products, the Company sells to the distributors.  Although the Company monitors the levels and quality of inventory in the distribution channel, its experience is that product returned from these distributors are able to be sold to a different distributor or in a different region of the world.  As such, inventory write-downs for products in the distribution channel have not been significant.

Note 11
Goodwill and Other Intangible Assets

The changes in the carrying amounts of goodwill by segment for three months ended October 2, 2011 were as follows:

(in thousands)	Communications	Computing and Consumer	Total
Balance as of April 3, 2011	$74,673	$29,347	$104,020
Additions	--	--	--
Disposal related to divestiture (see Note 5)	--	(8,568)	(8,568)
Balance as of October 2, 2011	$74,673	$20,779	$95,452

Intangible asset balances are summarized as follows:

	October 2, 2011
(in thousands)	Gross Assets	Accumulated Amortization	Net Assets
Purchased intangible assets:
Existing technology	$216,056	$(185,681)	$30,375
Trademarks	2,911	(935)	1,976
Customer relationships	126,796	(120,778)	6,018
Total amortizable purchased intangible assets	345,763	(307,394)	38,369
IPR&D*	2,711	--	2,711
Total purchased intangible assets	$348,474	$(307,394)	$41,080

	April 3, 2011
(in thousands)	Gross Assets	Accumulated Amortization	Net Assets
Purchased intangible assets:
Existing technology	$219,700	$(181,722)	$37,978
Trademarks	3,421	(904)	2,517
Customer relationships	127,379	(119,564)	7,815
Total amortizable purchased intangible assets	350,500	(302,190)	48,310
IPR&D*	2,711	--	2,711
Total purchased intangible assets	$353,211	$(302,190)	$51,021

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

Amortization expense for purchased intangible assets is summarized below:

	Three Months Ended		Six Months Ended
(in thousands)	Oct. 2, 2011	Sept. 26, 2010	Oct. 2, 2011	Sept. 26, 2010
Existing technology	$2,918	$3,535	$6,103	$7,007
Trademarks	404	122	526	244
Customer relationships	606	1,320	1,494	2,632
Other	--	26	--	44
Total	$3,928	$5,003	$8,123	$9,927

Based on the purchased intangible assets recorded at October 2, 2011, and assuming no subsequent additions to or impairment of the underlying assets, the remaining estimated amortization expense is expected to be as follows (in thousands):

Fiscal Year	Amount
Remainder of FY 2012	$7,354
2013	10,410
2014	7,960
2015	5,297
2016	4,249
Thereafter	3,099
Total	$38,369

Note 12
Comprehensive Income

The components of comprehensive income were as follows:
	Three Months Ended		Six Months Ended
(in thousands)	Oct. 2, 2011	Sept. 26, 2010	Oct. 2, 2011	Sept. 26, 2010
Net income	$47,054	$20,224	$54,737	$30,637
Currency translation adjustments	(763)	858	(511)	322
Change in net unrealized gain (loss) on investment	(80)	91	(77)	(17)
Comprehensive income	$46,211	$21,173	$54,149	$30,942

The components of accumulated other comprehensive income, net of tax, were as follows:

(in thousands)	October 2, 2011	April 3, 2011
Cumulative translation adjustments	$1,200	$1,711
Unrealized gain on available-for-sale investments	19	96
Total accumulated other comprehensive income	$1,219	$1,807

Note 13
Industry Segments

The Company’s reportable segments include the following:

•
Communications segment: includes high-performance timing products, Rapid I/O switching solutions, flow-control management devices, FIFOs, integrated communications processors, high-speed SRAM, digital logic, telecommunications.

•
Computing and Consumer segment: includes timing products, PCI Express switching and bridging solutions, high-performance server memory interfaces, multi-port products, touch controller, signal integrity products and PC audio products.

The tables below provide information about these segments:

Revenues by segment
	Three Months Ended		Six Months Ended
(in thousands)	Oct. 2, 2011	Sept. 26, 2010	Oct. 2, 2011	Sept. 26, 2010
Communications	$66,613	$76,719	$136,535	$147,384
Computing and Consumer	71,705	82,851	151,068	165,807
Total	$138,318	$159,570	$287,603	$313,191

Income (loss) by segment from continuing operations:
	Three Months Ended		Six Months Ended
(in thousands)	Oct. 2, 2011	Sept. 26, 2010	Oct. 2, 2011	Sept. 26, 2010

Communications	$25,096	$35,338	$52,947	$63,643
Computing and Consumer	(7,719)	175	(9,247)	334
Unallocated expenses:
Amortization of intangible assets	(3,861)	(4,936)	(7,990)	(9,794)
Acquisition related costs and other	--	(432)	--	(1,139)
Fair market value adjustment to acquired inventory sold	--	(117)	--	(379)
Restructuring and related costs	20	(160)	(392)	(1,657)
Fabrication product transfer costs	(816)	(1,383)	(2,660)	(2,212)
Compensation expense - deferred compensation plan	1,337	(616)	1,282	(488)
Impairment of assets	92	183	182	276
Stock-based compensation expense	(4,281)	(3,546)	(8,053)	(7,765)
Interest income (expense) and other, net	(1,828)	1,177	(1,784)	1,441
Income from continuing operations, before income taxes	$8,040	$25,683	$24,285,	$42,260

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

The Company’s significant operations outside of the United States include a manufacturing facility in Malaysia, design centers in the U.S., Canada and China, and sales subsidiaries in Japan, Asia Pacific and Europe. Revenues from unaffiliated customers by geographic area, based on the customers' shipment locations, were as follows:

	Three Months Ended		Six Months Ended
(in thousands)	Oct. 2, 2011	Sept. 26, 2010	Oct. 2, 2011	Sept. 26, 2010
Asia Pacific	$91,203	$105,476	$193,766	$210,751
Americas	18,112	24,657	37,765	47,670
Japan	11,913	14,471	23,046	26,046
Europe	17,090	14,966	33,026	28,724
Total consolidated revenues	$138,318	$159,570	$287,603	$313,191

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

The Company utilizes global and regional distributors around the world, who buy product directly from the Company on behalf of their customers.  One family of distributors, Maxtek and its affiliates represented approximately 17% and 20% of the Company’s revenues for the six months ended October 2, 2011 and September 26, 2010.  At October 2, 2011 and April 3, 2011, Maxtek and its affiliates, represented approximately 22% and 19% of the Company’s gross accounts receivable, respectively.

The Company's property, plant and equipment are summarized below by geographic area:

(in thousands)	Oct 2, 2011	April 3, 2011

United States	$53,485	$51,642
Canada	4,811	5,613
Malaysia	12,903	8,599
All other countries	855	1,900
Total property, plant and equipment, net	$72,054	$67,754

Note 14
Commitments and Contingencies

Guarantees

As of October 2, 2011, the Company’s financial guarantees consisted of guarantees and standby letters of credit, which are primarily related to the Company’s electrical utilities in Malaysia, utilization of non-country nationals in Malaysia and Singapore, consumption tax in Japan and value-added tax obligations in Singapore and Holland, and a workers’ compensation plan in the United States. The maximum amount of potential future payments under these arrangements is approximately $2.5 million.

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

The Company maintains an accrual for obligations it incurs under its standard product warranty program and customer, part, or process specific matters. The Company’s standard warranty period is one year, however in certain instances the warranty period may be extended to as long as two years. Management estimates the fair value of the Company’s warranty liability based on actual past warranty claims experience, its policies regarding customer warranty returns and other estimates about the timing and disposition of product returned under the standard program. Customer, part, or process specific accruals are estimated using a specific identification method. Historical profit and loss impact related to warranty returns activity has been minimal. The total warranty accrual was $0.3 million and $0.4 million as of October 2, 2011 and April 3, 2011, respectively.

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

Note 15
Restructuring

The following table shows the provision of the restructuring charges and the liability remaining as of October 2, 2011:

(in thousands)	Cost of Goods Sold	Operating Expenses	Total
Balance as of April 3, 2011	$5,166	$695	$5,861
Provision	--	--	--
Cash payments	(82)	(198)	(280)
Balance as of October 2, 2011	$5,084	$497	$5,581

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

In connection with the discontinuing manufacturing operations at its Singapore facility in the fourth quarter of fiscal 2010, the Company exited its leased facility in Singapore in the first quarter of fiscal 2011. As a result, the Company recorded lease impairment charges of approximately $0.5 million in fiscal 2011, which represented the future rental payments under the agreements, reduced by an estimate of sublease incomes, and discounted to present value using an interest rate applicable to us. These charges were recorded as cost of goods sold.  Since the initial restructuring, the Company has made lease payments of $0.3 million.  As of October 2, 2011, the remaining accrued lease liabilities were $0.2 million. The Company expects to pay off the facility lease charges through the third quarter of fiscal 2013.

In connection with the divestiture of Silicon Logic Engineering business in the third quarter of fiscal 2010, the Company exited a leased facility. As a result, the Company recorded lease impairment charges of approximately $0.5 million, which represented the future rental payments under the agreements, reduced by an estimate of sublease incomes, and discounted to present value using an interest rate applicable to the Company. These charges were recorded as SG&A expense.  Since the initial restructuring, the Company has made lease payments of $0.4 million related to the vacated facilities.  As of October 2, 2011, the remaining accrued lease liabilities were $0.1 million. The Company expects to pay off the facility lease charges through the first quarter of fiscal 2013.

In addition, in connection with its plan to transition the manufacture of products to Taiwan Semiconductor Manufacturing Limited (“TSMC”), the Company’s management approved a plan to exit wafer production operations at its Oregon fabrication facility.  As a result, the Company accrued estimated restructuring expenses of $4.8 million for severance payments and other benefits associated with this restructuring action in fiscal 2010. The ultimate payout of these amounts will be determined based upon the actual number of employees which are not offered employment with a potential acquirer of the wafer fabrication facility.  The Company expects to complete this restructuring action in the fourth quarter of fiscal 2012.

During the second quarter of fiscal 2006, the Company completed the consolidation of its Northern California workforce into its San Jose headquarters and exited a leased facility in Salinas, California. The Company recorded lease impairment charges of approximately $2.1 million, of which $0.6 million was recorded as cost of revenues, $0.9 million was recorded as R&D expense and $0.6 million was recorded as SG&A expense. Since the initial restructuring, the Company has made lease payments of $1.6 million related to the vacated facility in Salinas.  As of October 2, 2011, the remaining accrued lease liabilities were $0.5 million.

Note 16
Income Taxes

The provision for income taxes reflects tax on foreign earnings and federal and state tax on U.S. earnings.  For the six months ended October 2, 2011 the Company had an effective tax rate of 0.9% and an effective tax rate from continuing operations of 2.4%. For the six months ended September 26, 2010 the Company had an effective tax rate of 4.2% and an effective tax rate from continuing operations of 3.3%. The Company's effective tax rate is lower than statutory rates in the U.S. due primarily to its mix of earnings in foreign jurisdictions with lower tax rates.

As of October 2, 2011, the Company continued to maintain a valuation allowance against its net U.S. deferred tax assets, as it is currently unable to conclude that it is more likely than not that the Company will be able to realize these U.S. deferred tax assets in the foreseeable future.

As of October 2, 2011, the Company was subject to examination in the U.S. federal tax jurisdiction for the fiscal years 2009 and 2010.  To date, the Company has not been notified by the IRS that a field audit will be conducted.  The statute of limitations to assess tax for fiscal 2009 expires in December 2012.  The general practice of the IRS is to notify taxpayers of a field audit months before the statute of limitations expire.  If the Company is audited by the IRS based on currently available information, the Company believes that the ultimate outcome will not have a material adverse effect on its financial position, cash flows or results of operations.

Note 17
Share Repurchase Program

On July 21, 2010, the Company’s Board of Directors approved a plan to repurchase up to $225 million of its common stock.  In fiscal 2011, the Company repurchased 12.8 million shares at an average price of $6.06 per share for a total purchase price of $77.7 million under this plan. During the first six months of fiscal 2012, the Company repurchased 6.9 million shares at an average price of $6.87 per share for a total purchase price of $47.5 million.  As of October 2, 2011, approximately $99.8 million was available for future purchase under this share repurchase program.  Share repurchases were recorded as treasury stock and resulted in a reduction of stockholders’ equity.

Note 18
Credit Facility

On June 13, 2011, the Company entered into a Master Repurchase Agreement (the "Repurchase Agreement") with Bank of America, N.A. (“Bank of America”), pursuant to which the Company has the right, subject to the terms and conditions of the Repurchase Agreement, to sell to Bank of America up to 1,431 shares of Class A preferred shares of one of its wholly owned subsidiaries (the “Subsidiary”), in one or more transactions prior to June 13, 2012 for an aggregate purchase price of $135 million in cash. Pursuant to the Repurchase Agreement, to the extent it sells any such shares to Bank of America, the Company will be obligated to repurchase from Bank of America and Bank of America will be obligated to resell the Company, those preferred shares for the aggregate purchase price paid by Bank of America. In such case, and while such shares are outstanding,  the Company will also be obligated to make monthly payments to Bank of America at a floating interest rate of LIBOR plus 2.125% and will have the right to accelerate the repurchase of all or any portion of the shares prior to June 13, 2016.  In addition, the Company is obligated to pay retention fees associated with amounts available under the Repurchase Agreement. These retention fees have been recorded to interest expense in the Company’s Statement of Operations.  The Repurchase Agreement also contains certain customary events of default. As of October 2, 2011, the Company has not sold any preferred stock to Bank of America.

In connection with the Repurchase Agreement, the Company has entered into an agreement dated June 13, 2011 in favor of Bank of America and certain additional parties (the “IDTI Agreement”), which contains certain representations and various affirmative and negative covenants of the Company, including an obligation that the Company and its Subsidiary each maintain adequate capital in light of contemplated business operations. This agreement contains certain agreements by the Company intended to maintain the status of its Subsidiary as an entity distinct from the Company and its other subsidiaries, with separate assets and liabilities, as well as an indemnity by the Company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking. Forward-looking statements, which are generally identified by words such as “anticipates,” “expects,” “plans,” “intends,” “seeks,” “targets,” “believes,” “can,” “may,” “might,” “could,” “should,” “would,” “will” and similar terms, include statements related to, among others, revenues and gross profit, research and development activities, selling, general and administrative expenses, restructuring costs, intangible expenses, interest income and other, taxes, capital spending and financing transactions, as well as statements regarding successful development and market acceptance of new products, industry and overall economic conditions and demand, and capacity utilization.  Forward-looking statements are based upon current expectations, estimates, forecasts and projections that involve a number of risks and uncertainties. These risks and uncertainties include, but are not limited to: global business and economic conditions; operating results; new product introductions and sales; competitive conditions; capital expenditures and resources; manufacturing capacity utilization; customer demand and inventory levels; ; product performance; intellectual property matters; mergers and acquisitions and integration activities; and the risk factors set forth in Part II, Item 1A “Risk Factors” to this Report on Form 10-Q.  As a result of these risks and uncertainties, actual results could differ significantly from those expressed or implied in the forward-looking statements.  Unless otherwise required by law, we undertake no obligation to publicly revise these statements for future events or new information after the date of this Report on Form 10-Q.

This discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and accompanying Notes included in this report and the Audited Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended April 3, 2011 filed with the SEC. Operating results for the three and six months ended October 2, 2011 are not necessarily indicative of operating results for an entire fiscal year.

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

For a discussion of our critical accounting policies, see Part II, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended April 3, 2011.  We believe that these accounting policies are "critical," as defined by the SEC, in that they are both highly important to the portrayal of our financial condition and results, and they require difficult management judgments, estimates and assumptions about matters that are inherently uncertain. We believe that there have been no significant changes during the six months ended October 2, 2011 to the items that we disclosed as our critical accounting policies in our Annual Report on Form 10-K for the fiscal year ended April 3, 2011.

Our fiscal year is the 52- or 53-week period ending on the Sunday closest to March 31.  In a 52-week year, each fiscal quarter consists of thirteen weeks.  In a 53-week year, the additional week is usually added to the third quarter, making such quarter consist of fourteen weeks.  The first and second quarters of fiscal 2012 and fiscal 2011 were thirteen week periods.

In the second quarter of fiscal 2012, we completed the transfer certain assets related to IDT’s Hollywood Quality Video (“HQV”) and Frame Rate Conversion (“FRC”) video processing product lines to Qualcomm pursuant to an Asset Purchase Agreement. The sale of these HQV and FRC video processing assets is intended to allow us to intensify focus on our analog-intensive mixed-signal, timing, and interface and  solutions. Upon closing of the transaction, Qualcomm paid $58.7 million in cash consideration, of which $6.0 million was withheld in an escrow account. In the second quarter of fiscal 2012, we recorded a gain of $45.9 million related to this divestiture. The HQV and FRC product lines represented a significant portion of our video processing assets. We currently intend to fully divest our remaining video processing product lines and have classified these assets as available for sale.  The video processing lines were previously included as are part of our Computing and Consumer reportable segment.  For financial statement purposes, the results of operations for these discontinued businesses have been segregated from those of the continuing operations and are presented in the consolidated financial statements as discontinued operations. Unless otherwise indicated, the following discussion pertains only to our continuing operations.

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

Results of Operations From Continuing Operations

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

•
Computing and Consumer segment: includes clock generation and distribution products, PCI Express switching and bridging solutions, high-performance server memory interfaces, multi-port products, touch controller, signal integrity products, PC audio and power management.

Revenues

Total revenues, for the second quarter of fiscal 2012 decreased by $21.3 million, or 13%, as compared to the same period in the prior fiscal year. Total revenues, for the first six months of fiscal 2012 decreased by $25.6 million, or 8%, as compared to the same period in fiscal 2011. During the second quarter and for the first half of fiscal 2012, we experienced reduced overall demand for our products in the communications market segment and the computing and consumer market segment.

	Three Months Ended		Six Months Ended
(in thousands)	Oct. 2, 2011	Sept. 26, 2010	Oct. 2, 2011	Sept. 26, 2010
Communications	$66,613	$76,719	$136,535	$147,384
Computing and Consumer	71,705	82,851	151,068	165,807
Total	$138,318	$159,570	$287,603	$313,191

Communications Segment

Revenues in our Communications segment decreased $10.1 million, or 13% in the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011.  Within this market segment, revenues from SRAM and digital logic products decreased 23% and revenues from communications timing and telecommunications products decreased 10%. These decreases were offset in part by a 19% increase in revenues from our flow control management products.

For the six months ended October 2, 2011, revenues in our Communications segment decreased $10.8 million, or 7% as compared to the first six months of fiscal 2011. Within this market segment, revenues from SRAM and digital logic products decreased 16% and revenues from communications timing and telecommunications products decreased 6%. These decreases were offset in part by a 36% increase in revenues from our flow control management products.

Computing and Consumer Segment

Revenues in our Computing and Consumer segment decreased $11.1 million, or 13% in the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011.  Within this market segment, revenues from our analog and power products decreased 14% primarily due to lower demand for our personal computer and consumer timing products.  In addition, revenues from our enterprise computing products decreased 15%, due lower demand for our Data Double Rate 3 (DDR3) products and Advanced Memory Buffer (AMB) products.

For the six months ended October 2, 2011, revenues in our Computing and Consumer segment decreased $14.7 million, or 9% as compared to the first six months of fiscal 2011.  Within this market segment, revenues from our analog and power products decreased 22% primarily due to lower demand for our personal computer and consumer timing products.  These decreases were offset in part by a 2% increase in revenues from our enterprise computing products primarily due to increased demand for our DDR3 products.

Revenues by Region

Revenues in Asia Pacific region (“APAC”), Americas, Japan and Europe accounted for 66%, 13%, 9% and 12%, respectively, of consolidated revenues in the second quarter of fiscal 2012 compared to 66%, 16%, 9% and 9%, respectively, for the same period in the prior fiscal year.  For the six months ended October 2, 2011, revenues in Asia Pacific region (“APAC”), Americas, Japan and Europe accounted for 67%, 13%, 8% and 12%, respectively, of consolidated revenues as compared to 67%, 15%, 9% and 9%, respectively, for the first six months of fiscal 2011.  The Asia Pacific region continues to be our strongest region, as many of our largest customers utilize manufacturers in that region.

Deferred Income on Shipments to Distributions

Included in the Balance Sheet caption “Deferred income on shipments to distributors” are amounts related to shipments to certain distributors for which revenue is not recognized until our product has been sold by the distributor to an end customer. The components as of October 2, 2011 and April 3, 2011 are as follows:

(in thousands)	Oct. 2, 2011	April 3, 2011
Gross deferred revenue	$19,382	$15,463
Gross deferred costs	(3,349)	(2,610)
Deferred income on shipments to distributors	$16,033	$12,853

The gross deferred revenue represents the gross value of shipments to distributors at the list price billed to the distributor less any price protection credits provided to them in connection with reductions in list price while the products remain in their inventory.  Based on our history, the amount ultimately recognized as revenue is generally less than the gross deferred revenue as a result of ship from stock pricing credits, which are issued in connection with the sell through of the product to an end customer.  As the amount of price adjustments subsequent to shipment is dependent on the overall market conditions, the levels of these adjustments can fluctuate significantly from period to period. Historically, the price adjustments have represented an average of approximately 32% of the list price billed to the customer.  As these credits are issued, there is no impact to working capital as this reduces both accounts receivable and deferred revenue.  The gross deferred costs represent the standard costs (which approximate actual costs) of products we sell to the distributors.

Gross Profit

Gross profit is affected by a variety of factors including the volume of product sales, product mix, manufacturing capacity utilization, product yields and average selling prices. The following table summarizes gross profit for the periods presented:

	Three Months Ended		Six Months Ended
(in thousands	Oct. 2, 2011	Sept. 26, 2010	Oct. 2, 2011	Sept. 26, 2010
Gross profit	$74,303	$88,121	$156,019	$168,486
Gross profit percentage	54%	55%	54%	54%

Gross profit (the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011).  Gross profit for the second quarter of fiscal 2012 was $74.3 million, a decrease of $13.8 million, or 16% compared to the second quarter of fiscal 2011.  The decrease in gross profit was primarily driven by lower revenue levels. Gross profit percentage decreased to 54% of net revenues in the second quarter of fiscal 2012 as compared to 55% for the same period in the prior fiscal year.  Our gross profit percentage for the second quarter of fiscal 2012 was negatively impacted by an increase in charges for inventory reserves.  Manufacturing capacity in our Oregon wafer fabrication facility was 95% utilized during the second quarter of fiscal 2012 and fully utilized during the second quarter of fiscal 2011. However, utilization in second quarter of fiscal 2012 continued to benefit from inventory build in anticipation of our transfer of wafer fabrication operations to third party foundries. . In addition, our gross profit percentage in the second quarter of fiscal 2011 was negatively impacted by the sale of acquired inventory valued at fair market value, less an estimated selling cost, associated with our acquisition of IKOR in April 2010, while we had no such charges in second quarter of fiscal 2012.

Gross profit (the first six months of fiscal 2012 compared to the first six months of fiscal 2011).  Gross profit for the first six months of fiscal 2012 was $156.0 million, a decrease of $12.5 million, or 7% as compared to the first six months of fiscal 2011.  The decrease in gross profit was primarily driven by lower revenue levels. Gross profit percentage remained at 54% of net revenues for the first six months of fiscal 2012 as compared the same period in the prior fiscal year.  Our gross profit percentage for the first half of fiscal 2012 was positively impacted by manufacturing cost savings associated with the closure of our test facility in Singapore and consolidation of our test operations in Malaysia which was completed in the second quarter of fiscal 2011.  This favorable impact on gross profit percentage was offset by increased charges for inventory reserves during the first half of fiscal 2012, as compared to the same period in fiscal 2011. Manufacturing capacity in our Oregon wafer fabrication facility was fully utilized in the first half of fiscal 2012 and 2011, however, utilization in first half of fiscal 2012 benefited from inventory build in anticipation of our transfer of wafer fabrication operations to third party foundries.  In addition, our gross profit percentage in the first half of fiscal 2011 was negatively impacted by the sale of acquired inventory valued at fair market value, less an estimated selling cost, associated with our acquisition of IKOR in April 2010, while we had no such charges in first half of fiscal 2012.

Operating Expenses

The following table presents our operating expenses:

	Three Months Ended		Six Months Ended
(in thousands	Oct. 2, 2011	Sept. 26, 2010	Oct. 2, 2011	Sept. 26, 2010
Research and development	$39,567	$38,012	$79,234	$75,992
Selling, general and administrative	24,868	25,604	50,716	51,675
Total operating expenses	$64,435	$63,616	$129,950	$127,667

As a percent of net revenues:
Research and development	29%	24%	28%	24%
Selling, general and administrative	18%	16%	17%	17%
Total operating expenses	47%	40%	45%	41%

Research and Development (“R&D”)

R&D (the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011).  R&D expense increased $1.6 million, or 4%, to $39.6 million in the second quarter of fiscal 2012 as compared to $38.0 million for the same period in the prior year. The increase was primarily due to a $1.1 million increase in labor and benefits expense due to increased headcount, a $0.9 million increase in R&D consulting and outside services, and a $0.6 million increase in product development and R&D material expense. These increases were partially offset by a $1.1 million decrease in accrued bonus expense.

R&D (the first six months of fiscal 2012 compared to the first six months of fiscal 2011).  R&D expense increased $3.2 million, or 4%, to $79.2 million for the six months of fiscal 2012 as compared to $76.0 million for the same period in the prior year. The increase was primarily due to a $2.7 million increase in labor and benefits expense due to increased headcount, a $1.4 million increase in consulting and outside services, a $1.8 million increase in product development and R&D material expense and $0.4 million increase in R&D equipment related expenses. These increases were partially offset by a $3.2 million decrease in accrued bonus expense.

Selling, General and Administrative (“SG&A”)

SG&A (the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011).  SG&A expense decreased $0.7 million, or 3%, to $24.9 million in the second quarter of fiscal 2012 as compared to $25.6 million for the same period in the prior year. The decrease was primarily due to a $0.4 million decrease in intangible assets amortization expense as certain intangible assets have become fully amortized and a $0.2 million decrease in accrued bonus expenses.

SG&A (the first six months of fiscal 2012 compared to the first six months of fiscal 2011).  SG&A expense decreased $1.0 million, or 2%, to $50.7 million for the six months of fiscal 2012 as compared to $51.7 million for the same period in the prior year. The decrease was primarily due to a $0.9 million decreased in intangible assets amortization expense as certain intangible assets have become fully amortized, a $0.4 million decrease in accrued bonus expenses and a $0.4 million decrease in consulting and outside services expenses. Partially offsetting these decreases was a $0.6 million increase in sales promotion expenses.

Interest Income and Other, Net

The components of interest income and other, net are summarized as follows:

	Three Months Ended		Six Months Ended
(in thousands	Oct. 2, 2011	Sept. 26, 2010	Oct. 2, 2011	Sept. 26, 2010
Interest income	$50	$312	$116	$561
Interest expense	(482)	(5)	(537)	(17)
Other income (expense), net	(1,396)	871	(1,363)	897
Total interest income and other, net	$(1,828)	$1,178	$(1,784)	$1,441

Interest income decreased in second quarter and first half of fiscal 2012 as compared to the same periods in the prior year primarily due to lower average earnings on cash and investment balances.  Interest expense increased in the second quarter and first half of fiscal 2012 as compared to the same periods in the prior year as a result of interest charges associated with the credit facility with Bank of America which was established in the first quarter of fiscal 2012. Other income (expense), net primarily consists of gains or losses in the value of deferred compensation plan assets, foreign currency gains or losses and other non-operating gains or losses. During the second quarter of fiscal 2012, other income (expense), net decreased $2.3 million to a $1.4 million loss as compared to a $0.9 million gain in the same period of the prior year. This decrease was primarily due to a $1.4 million loss in the value of deferred compensation plan assets during the second quarter of fiscal 2012 compared to a $0.6 million gain in the value of deferred compensation plan assets during the second quarter of fiscal 2011.

Provision (benefit) for income taxes

The provision for income taxes reflects tax on foreign earnings and federal and state tax on U.S. earnings.  For the six months ended October 2, 2011 the total effective tax rate was 0.9% and the effective tax rate from continuing operations was 2.4%. For the six months ended September 26, 2010 the total effective tax rate was 4.2% and the effective tax rate from continuing operations was 3.3%. The effective tax rate is lower than statutory rates in the U.S. due primarily to its mix of earnings in foreign jurisdictions with lower tax rates.

As of October 2, 2011, we continued to maintain a valuation allowance against our net U.S. deferred tax assets, as we are currently unable to conclude that it is more likely than not that we will be able to realize our U.S. deferred tax assets in the foreseeable future.

As of October 2, 2011, our tax filings are subject to examination in the U.S. federal tax jurisdiction for the fiscal years 2009 and 2010.  To date, we have not been notified by the IRS that a field audit will be conducted.  The statute of limitations to assess tax for fiscal 2009 expires in December 2012.  The general practice of the IRS is to notify taxpayers of a field audit months before the statute of limitations expire.  If we are audited by the IRS, based on currently available information, we believe that the ultimate outcome will not have a material adverse effect on our financial position, cash flows or results of operations.

Liquidity and Capital Resources

Our cash and cash equivalents and short-term investments were $320.1 million at October 2, 2011, an increase of $21.0 million compared to April 3, 2011.  This increase was primarily attributable to the receipt of $52.7 million in proceeds from the sale of assets related to IDT’s HQV and FRC video processing product lines to Qualcomm pursuant to an Asset Purchase Agreement, combined with $22.9 million of cash from operations and $7.7 million from the proceeds of employee stock transactions, which was partially offset by payments of $47.5 million to repurchase our common stock and $13.3 million to purchase capital equipment.

Cash equivalents are highly liquid investments with original maturities of three months or less at the time of purchase. We maintain our cash and cash equivalents with reputable major financial institutions.  Deposits with these banks may exceed the FDIC insurance limits or similar limits in foreign jurisdictions. These deposits typically may be redeemed upon demand and, therefore, bear minimal risk.  While we monitor cash balances in our operating accounts and adjust the balances as appropriate, these balances could be impacted if one or more of the financial institutions with which we have deposits fails or is subject to other adverse conditions in the financial markets.  As of October 2, 2011, we had not experienced any loss or lack of access to our invested cash or cash equivalents in our operating accounts.  However, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets. See Part II, Item 1A“Risk Factors: Global market and economic conditions, including those related to the credit markets, may adversely affect our business and results of operations.”

In addition, as much of our revenues are generated outside the U.S., a significant portion of our cash and investment portfolio accumulates in the foreign countries in which we operate. At October 2, 2011, we had cash, cash equivalents and investments of approximately $192.6 million invested overseas in accounts belonging to various IDT foreign operating entities. While these amounts are primarily invested in U.S. dollars, a portion is held in foreign currencies, and all offshore balances are exposed to local political, banking, currency control and other risks. In addition, these amounts may be subject to tax and other transfer restrictions.

All of our available-for-sale investments are subject to a periodic impairment review. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. This determination requires significant judgment. For publicly traded investments, impairment is determined based upon the specific facts and circumstances present at the time, including a review of the closing price over the length of time, general market conditions and our intent and ability to hold the investment for a period of time sufficient to allow for recovery. Although we believe our portfolio continues to be comprised of sound investments due to high credit ratings and government guarantees of the underlying investments, a further decline in the capital and financial markets would adversely impact the market values of its investments and their liquidity. We continually monitor the credit risk in our portfolio and future developments in the credit markets and make appropriate changes to its investment policy as deemed necessary.  We did not record any impairment loss related to its short-term investments in the three and six months ended October 2, 2011 and September 26, 2010.

Net cash provided by operating activities for the first six months of fiscal 2012 was $22.9 million as compared to $66.7 million for the same period in fiscal 2011. This decrease was primarily due to a decrease in net income, adjusted for non-cash and non-operating items combined with an increase in cash used for working capital related items.

Net income, adjusted for non-cash and non-operating items for the first six months of fiscal 2012 was $34.6 million, which was comprised of net income of $54.7 million, reduced by 45.9 million for a non-operating gain on divestiture and increased by $25.8 million in non-cash adjustments to net income. Significant non-cash items included in net income for the first six months of fiscal 2012 were depreciation expense of $9.6 million, amortization of intangible assets of $8.1 million and stock-based compensation expense of $8.1 million.

For the first six months of fiscal 2011, net income adjusted for non-cash items was $58.4 million and was comprised of net income of $30.6 million, which was increased by $27.8 million in non-cash adjustments to net income. Significant non-cash items included in net income for the six months of fiscal 2011 were depreciation expense of $9.1 million, amortization of intangible assets of $9.9 million and stock-based compensation expense of $8.7 million.

Net cash used by working capital related items was $11.7 million in the first six months of fiscal 2012. Significant changes in working capital items for the first six months of fiscal 2012 are listed below.

Cash used for working capital items for the first six months of fiscal 2012:
•
An increase in inventory of $12.6 million, primarily due to a build-ahead of inventory in anticipation of our wafer fabrication transition to a third party foundry combined with a larger than anticipated decrease in product shipments during the second quarter of fiscal 2012which resulted in higher than anticipated ending inventories.

•	A decrease in accounts payable of $6.9 million which was primarily attributable to the timing of payments.
•
A decrease in accrued compensation of $1.3 million which was primarily attributable to a reduction in accrual related to the incentive compensation program as a result of our year end payout in May 2011 and decrease in other employee bonus accrual associated with our acquisitions due to the payments made, partially offset by additional accruals related to our fiscal 2012 incentive compensation program.

•
A decrease in other accrued liabilities and long term liabilities of $3.4 million which was primarily due to decreases in accrued supplier obligations and miscellaneous payables as a result of payments made during the quarter.

Cash provided by working capital items for the first six months of fiscal 2012:
•
A decrease in accounts receivable of $5.4 million in the first six months of fiscal 2012. This decrease was primarily the result of decreased product shipment levels during the second quarter of fiscal 2012 as compared to the fourth quarter of fiscal 2011.

•	An increase in deferred income on shipments to distributors of $3.2 million, as a result of increased distributor inventories.
•	A decrease in prepayments and other assets of $3.0 million. This decrease was primarily attributable to timing differences between prepayments and normal recurring prepaid amortization.
•	A decrease in income tax receivable/payable of $1.1 million, due to the timing of payments and accrued tax provisions.

For the first six months of fiscal 2011, net changes in working capital related items provided $8.3 million. Significant changes in working capital items for the first six months of fiscal 2011 are listed below.

Cash provided by working capital items for the first six months of fiscal 2011:
•
An increase in accrued compensation of $10.0 million.  The increase in accrued compensation was primarily attributable to an accrual related to variable compensation expense as we implemented our new annual incentive plan in the beginning of the first quarter of fiscal 2011 and an increase in other employee bonus accruals related to business acquisitions.

•	A decrease in prepayments and other assets of $7.0 million. This decrease was primarily attributable to timing differences between prepayments and normal recurring prepaid amortization.
•	An increase in income taxes payable of $0.9 million due primarily to an increase in tax provision.

Cash used for working capital items for the first six months of fiscal 2011:
•
An increase in accounts receivable of $4.5 million. The increase was primarily attributable to increased product shipment levels during the second quarter of fiscal 2011 as compared to the fourth quarter of fiscal 2011.

•
A decrease in other accrued liabilities and long-term liabilities of $3.1 million.  The decrease was primarily attributable to a decrease in accruals related to restructuring actions, decreases in supplier obligations and bonuses payable due to payments made.

•	An increase in inventory of $1.4 million, to align inventory levels with demand.
•	A decrease in accounts payable of $1.0 million, primarily attributable to the timing of payments.

Net cash provided by investing activities was $46.1 million in the first six months of fiscal 2012 and was comprised of $51.7 million proceeds from divestiture and $7.7 million proceeds from sales and maturities of short-term investments net of purchases, which were partially offset by $13.3 million in purchases of property plant and equipment. For the first six months of fiscal 2011, net cash used in investing activities was $63.0 million and was comprised of $45.5 million used to purchase short-term investments net of sales and maturities, $8.0 million for the acquisition of IKOR and $9.5 million used for purchases of purchases of property plant and equipment.

Net cash used in financing activities was $39.8 million in the first six months of fiscal 2012 and consisted of $47.5 million in repurchases of our common stock, which was partially offset by $7.7 million in proceeds from the exercise of employee stock options and the issuance of stock under our employee stock purchase plan. For the first six months of fiscal 2011, net cash used in financing activities was $50.1 million and consisted of $55.5 million in repurchases of our common stock, which was partially offset by $5.4 million in proceeds from the exercise of employee stock options and the issuance of stock under our employee stock purchase plan.

We anticipate capital expenditures of approximately $20 million to $25 million during the next 12 months to be financed through cash generated from operations and existing cash and investments.

On July 21, 2010, our Board of Directors approved a share repurchase plan to repurchase up to $225 million of its common stock.  In fiscal 2011, we repurchased 12.8 million shares at an average price of $6.06 per share for a total purchase price of $77.7 million. During the first six months of fiscal 2012, we repurchased 6.9 million shares at an average price of $6.87 per share for a total purchase price of $47.5 million.  As of October 2, 2011, approximately $99.8 million was available for future purchase under this share repurchase program.

On June 13, 2011, we entered into a Master Repurchase Agreement (the "Repurchase Agreement") with Bank of America, N.A. (“Bank of America”), pursuant to which we have the right, subject to the terms and conditions of the Repurchase Agreement, to sell to Bank of America up to 1,431 shares of Class A preferred shares of one of our wholly owned subsidiaries (the “Subsidiary”), in one or more transactions prior to June 13, 2012 for an aggregate purchase price of $135 million in cash. Pursuant to the Repurchase Agreement, to the extent we sell any such shares to Bank of America, we will be obligated to repurchase from Bank of America and Bank of America will be obligated to resell us, those preferred shares for the aggregate purchase price paid by Bank of America. In such case, and while such shares are outstanding, we will also be obligated to make monthly payments to Bank of America at a floating interest rate of LIBOR plus 2.125% and will have the right to accelerate the repurchase of all or any portion of the shares prior to June 13, 2016.  The Repurchase Agreement also contains certain customary events of default. As of October 2, 2011, we have not sold any preferred stock to Bank of America.

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

We had no outstanding debt at October 2, 2011 and April 3, 2011.

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

Off-balance Sheet Arrangements

As of October 2, 2011, we did not have any off-balance sheet arrangements, as defined under SEC Regulation S-K Item 303(a)(4)(ii).

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated condensed financial statements, see “Note 2 Recent Accounting Pronouncements” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our interest rate risk relates primarily to our short-term investments of $186.8 million as of October 2, 2011. By policy, we limit our exposure to long-term investments and mitigate the credit risk through diversification and adherence to a policy requiring the purchase of highly rated securities. As of October 2, 2011, our cash, cash equivalents and investment portfolio was concentrated in securities with same day liquidity and at the end of fiscal 2011, a substantial majority of securities in our investment portfolio had maturities of less than two years. Although a hypothetical 10% change in interest rates could have a material effect on the fair value of our investment portfolio at a given time, we normally hold these investments until maturity, which results in no realized impact on results of operations or cash flows.  We do not currently use derivative financial instruments in our investment portfolio.

At October 2, 2011, we had no outstanding debt.

We are exposed to foreign currency exchange rate risk as a result of international sales, assets and liabilities of foreign subsidiaries, local operating expenses of our foreign entities and capital purchases denominated in foreign currencies.  We may use derivative financial instruments to help manage our foreign currency exchange exposures.  We do not enter into derivatives for speculative or trading purposes. We performed a sensitivity analysis as of October 2, 2011 and determined that, without hedging the exposure, a 10% change in the value of the U.S. dollar would result in an approximate 0.4% impact on gross profit margin percentage, as we operate manufacturing facility in Malaysia, and an approximate 0.9% impact to operating expenses (as a percentage of revenue) as we operate sales offices in Japan and throughout Europe and design centers in the U.S., China and Canada.  At October 2, 2011 we did not have any outstanding foreign exchange contract.

We did not have any currency exposure related to any outstanding capital purchases as of October 2, 2011.

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

At October 2, 2011, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure control and procedures were effective at a reasonable assurance level.  There have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

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

Adverse changes in global financial markets and rapidly deteriorating business conditions in the world’s developed economies in late 2008 and the first half of calendar year 2009 resulted in a significant global economic recession.  Continuing concerns about the impact of high energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market, a declining real estate market in the U.S. and sovereign debt crises in Europe and the U.S. have contributed to instability in both U.S. and international capital and credit markets, weakened demand and diminished expectations for the U.S. and global economy.  These conditions, and the resulting low business and consumer confidence and high unemployment have contributed to substantial volatility in global capital markets and uncertain demand for our products throughout fiscal 2010, fiscal 2011, and to-date in fiscal 2012.  It is difficult for our customers, our vendors, and us to accurately forecast and plan future business activities in this economic environment.

The economic slowdown resulted in reduced customer spending for semiconductors and weakened demand for our products which had a negative impact on our revenue, gross profit, results of operations and cash flows during fiscal 2010.  Although business conditions improved during the second half of fiscal 2010 and throughout fiscal 2011, global credit markets continue to be volatile driven by the ongoing sovereign debt crises in Europe and sustainable improvement in global economic activity is uncertain. Although the rate of economic growth in the United States as measured by gross domestic product (GDP) was positive throughout fiscal 2011, order rates from our customers have been volatile and unpredictable declining in both the second and third quarters of fiscal 2011.  After rebounding in the fourth quarter of fiscal 2011, customer order rates weakened substantially in the first and second quarters of fiscal 2012.  Should the rate of global economic growth falter, customer demand for our products may continue to decline which is likely to have a negative impact on our revenue, gross profit, results of operations and cash flows.  Reduced customer spending and weakened demand may drive the semiconductor industry to reduce product pricing, which would also have a negative impact on our revenue, gross profit and results of operations and cash flows.  In addition, the semiconductor industry has traditionally been highly cyclical and has often experienced significant downturns in connection with, or in anticipation of, deterioration in general economic conditions and we cannot accurately predict how severe and prolonged any downturn might be.

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

On August 6, 2009, we announced a plan to transition the manufacture of products currently produced at our Oregon fabrication facility to TSMC.  In connection with the plan, our management approved a plan to exit wafer production operations at our Oregon fabrication facility.   As a result, starting third quarter of fiscal 2011, we began to build inventory in anticipation of the transition.  Inventory levels are expected to increase through the through the third quarter of fiscal 2012, to support the wafer fabrication transition and customer qualification of new foundry manufactured products.  However, if customer demand does not develop as we anticipate, it may become necessary for us to write-off or scrap a portion of the transition inventory which could adversely affect our gross margins and operating results.

Our operations and business could be significantly harmed by natural disasters.

A majority of the third-party foundries and subcontractors we currently use are located in Malaysia, South Korea, Philippines, Singapore, Taiwan, Thailand, and China.  In addition, we own a test facility in Malaysia.  The risk of an earthquake or tsunami in these Pacific Rim locations is significant, as highlighted by the severe earthquake and tsunami that struck the northeast coast of Japan in March 2011.  While we did not experience a significant impact on our operation from these disasters, the occurrence of an earthquake, drought, floods, fires, or other natural disaster near any of these locations could cause a significant reduction of end-customer demand, and/or availability of materials, a disruption of the global supply chain, an increase in the cost of products that we purchase, and otherwise interfere with our ability to conduct business. In addition, public health issues, acts of terrorism or other catastrophic events could significantly delay the production or shipment of our products.  Although we maintain insurance for some of the damage that may be caused by natural disasters, our insurance coverage may not be sufficient to cover all of our potential losses and would not cover us for lost business. As a result, a natural disaster in one or more of these regions could have a material adverse effect on our financial condition and results of operations.

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

We have made and may continue to make acquisitions and divestitures which could divert management’s attention, cause ownership dilution to our stockholders, be difficult to integrate, and/or adversely affect our financial results.

Acquisitions and divestitures are commonplace in the semiconductor industry and we have acquired and divested, and may continue to acquire or divest, businesses and technologies.  Integrating newly acquired businesses or technologies could put a strain on our resources, could be costly and time consuming, and might not be successful.  Acquisitions or divestitures could divert our management’s attention and other resources from other business concerns. In addition, we might lose key employees while integrating new organizations.  Acquisitions and divestitures could also result in customer dissatisfaction, performance problems with an acquired company or technology, dilutive or potentially dilutive issuances of equity securities, the incurrence of debt, the assumption or incurrence of contingent liabilities, or other unanticipated events or circumstances, any of which could harm our business. Consequently, we might not be successful in acquiring or integrating any new businesses, products or technologies, and might not achieve anticipated revenues and cost benefits. In addition, we might be unsuccessful in finding or completing acquisition or divestiture opportunities on acceptable terms in a timely manner.

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

In addition, we utilize a relatively small number of global and regional distributors around the world, who buy product directly from us on behalf of their customers. For example, one family of distributors, Maxtek and its affiliates represented approximately 16% of our revenues for the six months October 2, 2011 and represented approximately 22% of gross accounts receivable as of October 2, 2011.  If our business relationships with any of these distributors were to diminish or any of these distributors were to file for bankruptcy or otherwise experience significantly adverse financial conditions, our business could be adversely impacted. Because we continue to be dependent on product demand from a small group of OEM end customers and global and regional distributors, any material delay, cancellation or reduction of orders from or loss of these or other major customers could cause our revenue to decline significantly, and we may not be able to reduce the corresponding expenses at the same rate.

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

Intellectual property claims against and/or on behalf of the Company could adversely affect our business and operations.

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

These claims could result in our having to discontinue the use of certain processes; license certain technologies; cease the manufacture, use, and sale of infringing products; incur significant litigation costs and damages; and develop non-infringing technology. We might not be able to obtain such licenses on acceptable terms or develop non-infringing technology. Further, the failure to renew or renegotiate existing licenses on favorable terms, or the inability to obtain a key license, could materially and adversely affect our business. Future litigation, either as a plaintiff or a defendant, could adversely affect our operating results, as a result of increased expenses, the cost of settled claims, and/or payment of damages.

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

Our financial results may be adversely impacted by higher than expected tax rates or exposure to additional tax liabilities.  Tax audits may have a material effect on our profitability.

As a global company, our effective tax rate is highly dependent upon the geographic composition of worldwide earnings and tax regulations governing each region in which we operate. We are subject to income taxes in the United States and various foreign jurisdictions, and significant judgment is required to determine worldwide tax liabilities. Our effective tax rate could be adversely affected by changes in the mix of earnings between countries with differing statutory tax rates, in the valuation of deferred tax assets, in tax laws or by material audit assessments, which could affect our profitability. In particular, the carrying value of deferred tax assets, which are predominantly in the United States (U.S.), is dependent upon our ability to generate future taxable income in the United States. In addition, the amount of income taxes we pay is subject to ongoing audits in various jurisdictions, and a material assessment by a governing tax authority such as the United States Internal Revenue Service could have a material effect on our profitability.

The costs associated with the legal proceedings in which we are involved can be substantial, specific costs are unpredictable and not completely within our control, and unexpected increases in litigation costs could adversely affect our operating results.

We have been involved in legal proceedings, an example of which is described above in Part I, Item 3 "Legal Proceedings."  The costs associated with legal proceedings are typically high, relatively unpredictable, and are not completely within our control.  While we do our best to forecast and control such costs, the costs may be materially more than expected, which could adversely affect our operating results. Moreover, we may become involved in unexpected litigation with additional litigants at any time, which would increase our aggregate litigation costs, and could adversely affect our operating results.  We are not able to predict the outcome of any of our legal actions, and an adverse decision in any of our legal actions could significantly harm our business and financial performance.

We are dependent on key personnel.

Our performance is substantially dependent on the performance of our executive officers and key employees. The loss of the services of any of our executive officers, technical personnel or other key employees could adversely affect our business. In addition, our future success depends on our ability to successfully compete with other technology firms in attracting and retaining specialized technical and management personnel. If we are unable to identify, hire, and retain highly qualified technical and managerial personnel, our business could be harmed.

Our results of operations could vary as a result of the methods, estimates and judgments we use in applying our accounting policies.

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on our results of operations.  Such methods, estimates, and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and factors may arise over time that leads us to change our methods, estimates and judgments.  Changes in those methods, estimates, and judgments could significantly affect our results of operations.  In particular, the calculation of stock-based compensation expense under the authoritative guidance requires us to use valuation methodologies that were not developed for use in valuing employee stock options and make a number of assumptions, estimates, and conclusions regarding matters such as expected forfeitures, expected volatility of our share price and the exercise behavior of our employees.  Changes in these variables could impact our stock-based compensation expense and have a significant impact on our gross margins, research and development and selling, general and administrative expenses.

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

International operations add increased volatility to our operating results.

 A substantial percentage of our total revenues are derived from international sales, as summarized below:

percentage of total revenues)	First Six Months of Fiscal 2012	Fiscal 2011
Asia Pacific	67%	65%
Americas	13%	16%
Europe	12%	10%
Japan	8%	9%
Total	100%	100%

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

Contract pricing for raw materials and equipment used in the fabrication and assembly processes, as well as for foundry and subcontract assembly services, may also be impacted by currency controls, exchange rate fluctuations and currency devaluations.  We sometimes hedge currency risk for currencies that are highly liquid and freely quoted, but may not enter into hedge contracts for currencies with limited trading volume. In addition, as much of our revenues are generated outside the United States, a significant portion of our cash and investment portfolio accumulates in the foreign countries in which we operate.  On October 2, 2011, we had cash, cash equivalents and investments of approximately $192.6 million invested overseas in accounts belonging to our foreign subsidiaries.  While these amounts are primarily invested in U.S. dollars, a portion is held in foreign currencies, and all offshore balances are exposed to local political, banking, currency control and other risks.  In addition, these amounts may be subject to tax and other transfer restrictions.

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

We may from time-to-time derive revenue from contracts and subcontracts with agencies of, or prime or secondary contractors to, the U.S. government, including U.S. military agencies.  Consequently, we are subject to certain business risks that are particular to companies that contract with U.S. government agencies.  These risks include the ability of the U.S. government or related contractors to unilaterally:

•	terminate contracts at its convenience;
•	terminate, modify or reduce the value of existing contracts, if budgetary constraints or needs change;
•	cancel multi-year contracts and related orders, if funds become unavailable;
•	adjust contract costs and fees on the basis of audits performed by U.S. government agencies;
•	control and potentially prohibit the export of our products;
•	require that the we continue to supply products despite the expiration of a contract under certain circumstances;
•	require that we fill certain types of rated orders for the U.S. government prior to filling any orders for other customers; and
•	suspend us from receiving new contracts pending resolution of any alleged violations of procurement laws or regulations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information with respect to repurchases of our common stock during the first six months of fiscal 2012:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 4, 2011 – May 2, 2011	278,927	$7.35	278,927	$145,270,760
May 3, 2011 – May 29, 2011	854,860	$8.36	854,860	$138,125,156
May 30, 2011 – July 3, 2011	1,885,900	$7.75	1,885,900	$123,509,444
July 4, 2011 – July 13, 2011	645,300	$7.38	645,300	$118,651,917
August 1, 2011 – August 28, 2011	2,855,200	$5.83	2,855,200	$102,006,361
August 29, 2011 – October 2, 2011	374,621	$5.74	374,621	$99,856,236
Total	6,894,808	$6.88	6,894,808

On July 21, 2010, our Board of Directors approved a share repurchase plan to repurchase up to $225 million of its common stock.  In fiscal 2011, we repurchased 12.8 million shares at an average price of $6.06 per share for a total purchase price of $77.7 million. During the first six months of fiscal 2012, we repurchased 6.9 million shares at an average price of $6.87 per share for a total purchase price of $47.5 million.  As of October 2, 2011, approximately $99.8 million was available for future purchase under this share repurchase program.  Share repurchases were recorded as treasury stock and resulted in a reduction of stockholders’ equity.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. REMOVED and RESERVED

ITEM 5. OTHER INFORMATION

None

ITEM 6.    EXHIBITS

(a)   The following exhibits are filed herewith:

Exhibit number	Description

10.1
Asset Purchase Agreement by and among  Qualcomm Incorporated and Qualcomm Canada Inc., together as Purchaser, Integrated Device Technology, Inc. as Parent Seller and IDT Canada Inc. as Subsidiary Seller, Dated August 31, 2011.

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, dated November 9, 2011.
31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, dated November 9.
32.1*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350 dated November 9.
32.2*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended and 18 U.S.C. Section 1350 dated November 9.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

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

INTEGRATED DEVICE TECHNOLOGY, INC.
Date: November 9, 2011	/S/ THEODORE L. TEWKSBURY III Theodore L.Tewksbury III President and Chief Executive Officer
Date: November 9, 2011	/S/ RICHARD D. CROWLEY, JR. Richard D. Crowley, Jr. Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)