Form 10-Q
period 2012-01-01
INTEGRATED DEVICE TECHNOLOGY INC
filed 2012-02-10
CIK 703361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 1, 2012

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

The number of outstanding shares of the registrant's Common Stock, $.001 par value, as of January 29, 2012, was approximately 141,392,129.

INTEGRATED DEVICE TECHNOLOGY, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JANUARY 1, 2012

 PART I    FINANCIAL INFORMATION
 ITEM 1.   FINANCIAL STATEMENTS

INTEGRATED DEVICE TECHNOLOGY, INC
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited in thousands)	January 1, 2012	April 3, 2011
Assets
Current assets:
Cash and cash equivalents	$110,414	$104,680
Short-term investments	204,200	194,512
Accounts receivable, net	58,422	81,798
Inventories	78,649	67,041
Prepayments and other current assets	22,273	23,929
Total current assets	473,958	471,960

Property, plant and equipment, net	69,977	67,754
Goodwill	96,092	104,020
Acquisition-related intangible assets, net	44,908	51,021
Deferred tax assets	2,034	2,034
Other assets	29,825	30,671
Total assets	$716,794	$727,460

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$23,351	$35,419
Accrued compensation and related expenses	33,402	32,784
Deferred income on shipments to distributors	14,087	12,853
Deferred tax liabilities	2,268	2,224
Other accrued liabilities	21,870	30,886
Total current liabilities	94,978	114,166

Deferred tax liabilities	1,519	1,513
Long-term income tax payable	764	712
Other long-term obligations	17,504	15,808
Total liabilities	114,765	132,199

Commitments and contingencies (Note 15)

Stockholders' equity:
Preferred stock: $.001 par value: 10,000 shares authorized; no shares issued	---	---
Common stock: $.001 par value: 350,000 shares authorized; 141,725 and 148,352 shares issued and outstanding at January 1, 2012 and April 3, 2011, respectively	142	148
Additional paid-in capital	2,368,058	2,343,726
Treasury stock at cost: 89,607 shares and 80,037 shares at January 1, 2012 and April 3, 2011, respectively	(972,285)	(909,824)
Accumulated deficit	(794,887)	(840,596)
Accumulated other comprehensive income	1,001	1,807
Total stockholders' equity	602,029	595,261
Total liabilities and stockholders' equity	$716,794	$727,460

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited in thousands, except per share amounts)
	Three Months Ended		Nine Months Ended
	Jan. 1, 2012	Jan. 2, 2011	Jan. 1, 2012	Jan. 2, 2011

Revenues	$119,977	$147,524	$407,580	$460,715
Cost of revenues	56,093	67,177	190,627	213,222
Gross profit	63,884	80,347	216,953	247,493

Operating expenses:
Research and development	38,410	40,674	117,409	116,774
Selling, general and administrative	23,661	26,017	74,478	77,732
Total operating expenses	62,071	66,691	191,887	194,506
Operating income	1,813	13,656	25,066	52,987

Other-than temporary impairment loss on investments	(2,130)	---	(2,130)	---
Interest income and other, net	(10)	1,352	(1,794)	2,793
Income (loss) from continuing operations before income taxes	(327)	15,008	21,142	55,780
Provision for income taxes	576	111	1,176	1,659
Net income (loss) from continuing operations	(903)	14,897	19,966	54,121

Discontinued operations:
Gain from divestiture	---	---	45,939	---
Loss from discontinued operations before income taxes	(5,290)	(5,124)	(20,286)	(15,404)
Benefit from income taxes	---	(21)	(89)	(64)
Net income (loss) from discontinued operations	(5,290)	(5,103)	25,742	(15,340)

Net income (loss)	$(6,193)	$9,794	$45,708	$38,781

Basic net income (loss) per share - continuing operations	$(0.01)	$0.10	$0.14	$0.35
Basic net income (loss) per share - discontinued operations	(0.03)	(0.04)	0.18	(0.10)
Basic net income (loss) per share	$(0.04)	$0.06	$0.32	$0.25

Diluted net income (loss) per share - continuing operations	$(0.01)	$0.10	$0.14	$0.35
Diluted net income (loss) per share - discontinued operations	(0.03)	(0.04)	0.17	(0.10)
Diluted net income (loss) per share	$(0.04)	$0.06	$0.31	$0.25

Weighted average shares:
Basic	141,839	151,421	144,792	154,487
Diluted	141,839	152,975	146,706	155,525

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited in thousands)	Nine Months Ended
	Jan. 1, 2012	Jan. 2, 2011
Cash flows provided by operating activities:
Net income	$45,708	$38,781
Adjustments:
Depreciation	14,191	13,566
Amortization of intangible assets	12,129	14,916
Other-than temporary impairment loss on investments	2,130	---
Gain from divestiture	(45,939)	---
Stock-based compensation expense	12,574	13,207
Tax benefit from share based payment arrangements	(460)	---
Deferred tax provision	49	74

Changes in assets and liabilities (net of effects of acquisitions and divestiture):
Accounts receivable, net	23,376	713
Inventories	(11,456)	(9,600)
Prepayments and other assets	886	1,445
Accounts payable	(11,727)	(1,900)
Accrued compensation and related expenses	914	7,790
Deferred income on shipments to distributors	1,234	(3,289)
Income taxes payable and receivable	1,265	1,384
Other accrued liabilities and long term liabilities	(8,242)	(5,228)
Net cash provided by operating activities	36,632	71,859

Cash flows provided by (used for) investing activities
Acquisitions, net of cash acquired	(1,957)	(6,247)
Proceeds from divestitures	51,670	---
Cash in escrow related to acquisition	---	(1,160)
Purchases of intangible assets	(5,000)	---
Purchases of property, plant and equipment	(16,917)	(7,579)
Purchase of non-marketable equity securities	---	(2,500)
Proceeds from sales of non-marketable equity securities	2,619	---
Purchases of short-term investments	(450,156)	(349,701)
Proceeds from sales of short-term investments	294,485	36,765
Proceeds from maturities of short-term investments	145,934	318,318
Net cash provided by (used for) investing activities	20,678	(12,104)

Cash flows provided by (used for) financing activities
Proceeds from issuance of common stock	11,139	9,775
Repurchases of common stock	(62,461)	(96,920)
Excess tax benefit from share based payment arrangements	460	(228)
Net cash used for financing activities	(50,862)	(87,373)

Effect of exchange rates on cash and cash equivalents	(714)	450
Net increase (decrease) in cash and cash equivalents	5,734	(27,168)
Cash and cash equivalents at beginning of period	104,680	120,526
Cash and cash equivalents at end of period	$110,414	$93,358

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

The Company’s fiscal year is the 52- or 53-week period ending on the Sunday closest to March 31st.  In a 52-week year, each fiscal quarter consists of thirteen weeks.  In a 53-week year, the additional week is usually added to the third quarter, making such quarter consist of fourteen weeks.  The first, second and third quarters of fiscal 2012 and fiscal 2011 were thirteen week periods.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts in the Company’s financial statements and the accompanying notes. Actual results could differ from those estimates.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the fiscal year ended April 3, 2011.  Operating results for the three and nine months ended January 1, 2012 are not necessarily indicative of operating results for an entire fiscal year.

There have been no significant changes in the Company’s significant accounting policies during the nine months ended January 1, 2012, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended April 3, 2011.

Note 2
Revision of Prior Period Financial Statements

During the third quarter of fiscal 2012, the Company identified errors primarily related to retention bonuses associated with its plan to close its Oregon manufacturing facility ($6.4 million expense).  In addition, the Company had corrected prior period errors in the first and second quarters of 2012 related to retention bonuses ($0.5 million expense) for certain key employees and accounts payable system related issues ($1.0 million benefit) respectively. The Company assessed the materiality of these errors individually and in the aggregate on prior periods’ financial statements in accordance with the SEC’s Staff Accounting Bulletin No. 99 (“SAB 99”), and concluded that the errors were not material to any of its prior annual or interim financial statements. The Company also concluded that correcting the errors, on a cumulative basis, would not be material to the expected results of operations for the year ended April 1, 2012. However, as permitted in SEC’s Staff Accounting Bulletin No. 108 (“SAB 108”), the Company elected to revise previously issued consolidated financial statements the next time they are filed.  As each subsequent filing is made in the future, the previous period consolidated financial statements affected by the errors will be revised. The Company has revised the April 3, 2011 consolidated balance sheet and the consolidated statements of operations for the three and nine months ended January 2, 2011 included herein to reflect the correct balances. Of the above mentioned errors, the amount related to the accounts payable system related issue will be corrected in the opening retained earnings and will not impact the earnings of current or subsequent filings.  The impact of correcting these errors on net income as reported for the interim three month period ended July 3, 2011 and three and six month periods ended October 2, 2011 was a reduction of $1.5 million, $0.8 million and $2.3 million, respectively.

Set out below are the line items within the consolidated financial statements as of and for the three and nine months ended January 2, 2011 that have been impacted by the revisions.  The revision had no impact on the Company’s total cash flows from operating, investing or financing activities.

	For the Three Months Ended January 2, 2011			For the Nine Months Ended January 2, 2011
(in thousands, except per share amounts)	As Reported (1)	Adjustments	As Revised	As Reported (1)	Adjustments	As Revised
Consolidated Statement of Operations
Cost of revenues	$66,507	$670	$67,177	$211,212	$2,010	$213,222
Gross profit	81,017	(670)	80,347	249,503	(2,010)	247,493
Research and development	40,620	54	40,674	116,612	162	116,774
Selling, general and administrative	25,997	20	26,017	77,672	60	77,732
Total operating expenses	66,617	74	66,691	194,284	222	194,506
Operating income	14,400	(744)	13,656	55,219	(2,232)	52,987
Income from continuing operations before income taxes	15,752	(744)	15,008	58,012	(2,232)	55,780
Provision for income taxes	52	59	111	1,438	221	1,659
Net income from continuing operations	15,700	(803)	14,897	56,574	(2,453)	54,121
Net income	$10,597	$(803)	$9,794	$41,234	$(2,453)	$38,781

Basic income (loss) per share:
Continuing operations	$0.10	$-	$0.10	$0.37	$(0.02)	$0.35
Net income (loss)	$0.07	$(0.01)	$0.06	$0.27	$(0.02)	$0.25

Diluted net income (loss) per share:
Continuing operations	$0.10	$-	$0.10	$0.37	$(0.02)	$0.35
Net income (loss)	$0.07	$(0.01)	$0.06	$0.27	$(0.02)	$0.25

	As of April 3, 2011
(in thousands)	As Reported	Adjustments	As Revised
Consolidated Balance Sheets
Accounts payable	$36,470	$(1,051)	$35,419
Accrued compensation and related expenses	28,212	$4,572	32,784
Total current liabilities	110,645	$3,521	114,166
Total liabilities	128,678	$3,521	132,199
Accumulated deficit	(837,075)	(3,521)	(840,596)
Total stockholders' equity	$598,782	$(3,521)	$595,261

1) Reflect's previously reported amounts as adjusted for discontinued operations (see Note 6).

Note 3
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

	Three Months Ended		Nine Months Ended
(in thousands, except per share amounts)	Jan. 1, 2012	Jan. 2, 2011	Jan. 1, 2012	Jan. 2, 2011
Numerators (basic and diluted):
Net income (loss) from continuing operations	$(903)	$14,897	$19,966	$54,121
Net income (loss) from discontinued operations (including gain from divestiture)	(5,290)	(5,103)	25,742	(15,340)
Net income (loss)	$(6,193)	$9,794	$45,708	$38,781

Denominators:
Weighted average shares outstanding - basic	141,839	151,421	144,792	154,487
Dilutive effect of employee stock options and restricted stock units	---	1,554	1,914	1,038
Weighted average common shares outstanding, assuming dilution	141,839	152,975	146,706	155,525

Basic net income (loss) per share:
Net income (loss) from continuing operations	$(0.01)	$0.10	$0.14	$0.35
Net income (loss) from discontinued operations	(0.03)	(0.04)	0.18	(0.10)
Net income (loss)	$(0.04)	$0.06	$0.32	$0.25

Diluted net income (loss) per share:
Net income (loss) from continuing operations	$(0.01)	$0.10	$0.14	$0.35
Net income (loss) from discontinued operations	(0.03)	(0.04)	0.17	(0.10)
Net income (loss)	$(0.04)	$0.06	$0.31	$0.25

Stock options to purchase 18.9 million shares and 11.1 million shares for the three and nine months ended January 1, 2012, respectively, and 12.9 million shares and 16.9 million shares for the three and nine months ended January 2, 2011, respectively, were outstanding, but were excluded from the calculation of diluted earnings per share because the effect would have been anti-dilutive. In addition, unvested restricted stock units of  0.8 million and 0.7 million for the three and nine months ended January 1, 2012, respectively, and less than 0.1 million for the three and nine months ended January 2, 2011, respectively, were excluded from the calculation because they were anti-dilutive.

Note 5
Business Combinations

Acquisition of Nethra Imaging

On November 2, 2011, the Company completed the acquisition of Nethra Imaging for $2.0 million in cash consideration, of which $0.3 million will be kept in escrow account for a period of one year.  As a result of this transaction, IDT has obtained a SerDes team of engineers, rights to technology and a number of customer contracts.

The Company allocated the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess purchase price over those fair values was recorded as goodwill. The fair values assigned to tangible and intangible assets acquired are based on management estimates and assumptions.

The aggregate purchase price has been allocated as follows:

(in thousands)	Fair Value
Property, plant and equipment, net	$51
Amortizable intangible assets - exisitng technology	874
Amortizable intangible assets - customer relationships	435
Goodwill and workforce	640
Total purchase price	$2,000

Existing technology consists of products that have reached technological feasibility. The Company valued the existing technology utilizing a discounted cash flow (“DCF”) model, which uses forecasts of future revenues and expenses related to the intangible assets. The Company utilized a discount factor of 31% for existing technology and is amortizing the intangible asset over 3 years on a straight-line basis.

Customer relationship values have been estimated utilizing a DCF model, which uses forecasts of future revenues and expenses related to the intangible asset. The Company utilized a discount factor of 31% for this intangible asset and is amortizing this intangible asset over 3 years on a straight-line basis.

The Nethra Imaging acquisition related financial results have been included in the Company’s Consolidated Statements of Operations from the closing date of the acquisition on November 2, 2011.  Pro forma earnings information has not been presented because the effect of the acquisition is not material to the Company’s historical financial statements.

Acquisition of Certain Assets of IKOR Acquisition Corporation (“IKOR”)

On April 16, 2010, the Company completed its acquisition of certain assets of IKOR, a former subsidiary of iWatt Corporation.  IKOR designed and manufactured power voltage regulator module (VRM) solutions for high-performance computing. Pursuant to the agreement, the Company acquired IKOR- patented coupled inductor (“CL”) technology and related assets and hired members of IKOR’ engineering team. The total purchase price was $7.7 million, including the fair value of contingent consideration of $1.5 million payable upon the achievement of certain business performance metrics during the twelve months after the closing date. The fair value of the contingent consideration was estimated using probability-based forecasted revenue for the business as of the acquisition date.  The maximum payment for this contingent consideration is $2.8 million.  Pursuant to the agreement, $1.8 million in cash has been held in escrow and will be utilized to fund the contingent consideration payment. During the third quarter of fiscal 2011, the fair value of the contingent consideration was remeasured based on the revised revenue forecast for the business.  As a result, the fair value of the contingent consideration increased $0.3 million to $1.8 million.  The change in the fair value of the contingent consideration was recorded in selling and administrative expenses in fiscal 2011.  There was no change in the fair value of the contingent consideration during the first nine months of fiscal 2012.  During the quarter ended January 1, 2012 the Company paid the $1.8 million in contingent consideration through the release of the funds held in escrow.

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

Note 6
Discontinued Operations and Assets Held For Sale

On September 26, 2011, the Company completed the transfer of certain assets related to IDT’s Hollywood Quality Video (“HQV”) and Frame Rate Conversion (“FRC”) video processing product lines to Qualcomm pursuant to an Asset Purchase Agreement. The sale of these HQV and FRC video processing assets is intended to allow the Company to intensify focus on its analog-intensive mixed-signal, timing, and interface and solutions. Upon the closing of the transaction, Qualcomm paid the Company $58.7 million in cash consideration, of which $6.0 million was withheld in an escrow account and is included in the Company’s balance sheet as other assets (non-current). In the second quarter of fiscal 2012, the Company recorded a gain of $45.9 million related to this divestiture. The following table summarizes the components of the gain (in thousands):

Cash proceeds from sale (including amounts held in escrow)	$58,744
Less cost basis of assets sold and direct costs related to the sale:
Fixed assets transferred to Qualcomm	(434)
Goodwill write-off	(8,568)
Intangible assets write-off	(1,818)
License write-off	(525)
Transaction and other costs	(1,460)
Gain on divestiture	$45,939

The Company’s HQV and FRC product lines represented a significant portion of the Company’s video processing assets. The Company currently intends to fully divest its remaining video processing product lines within the next twelve months and has classified these assets as held for sale.  As of January 1, 2012 the remaining video processing assets classified as held for sale consisted of $1.0 million in fixed assets and $0.7 million in intangible assets. The video processing lines were included as are part of the Company’s Computing and Consumer reportable segment.  For financial statement purposes, the results of operations for these discontinued businesses have been segregated from those of the continuing operations and are presented in the Company's consolidated financial statements as discontinued operations.

The results of discontinued operations for the three and nine months ended January 1, 2012 and January 2, 2011 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	Jan. 1, 2012	Jan. 2, 2011	Jan. 1, 2012	Jan. 2, 2011
Revenues	$2,229	$5,706	$7,333	$17,695
Cost of revenue	2,745	4,248	9,309	12,263
Operating expenses	4,774	6,582	18,310	20,836
Gain on divestiture	---	---	45,939	---
Benefit for income taxes	---	(21)	(89)	(64)
Net income (loss) from discontinued operations	$(5,290)	$(5,103)	$25,742	$(15,340)

Note 7
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

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of January 1, 2012:

	Fair Value at Reporting Date Using:
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total Balance
Cash equivalents and short-term investments:
US government treasuries and agencies securities	$157,279	$	---	$	---	$157,279
Money market funds	61,259		---		---	61,259
Corporate commercial paper	---		8,494		---	8,494
Corporate bonds	---		38,088		---	38,088
Bank deposits	---		22,133		---	22,133
Municipal bonds	---		580		---	580
Total assets measured at fair value	$218,538		$69,295		$-	$287,833

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of April 3, 2011:

	Fair Value at Reporting Date Using:
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total Balance
Cash equivalents and short-term investments:
US government treasuries and agencies securities		$119,926	$	---	$	---	$119,926
Money market funds		32,203		---		---	32,203
Corporate commercial paper		---		51,785		---	51,785
Corporate bonds		---		57,087		---	57,087
Bank deposits		---		17,764		---	17,764
Municipal bonds		---		369		---	369
Total assets measured at fair value		$152,129		$127,005	$	---	$279,134

Liabilities:
Fair value of contigent consideration		---		---		1,800	1,800
Total liabilities measured at fair value	$	---	$	---		$1,800	$1,800

U.S. government treasuries and U.S. government agency securities as of January 1, 2012 and April 3, 2011 do not include any U.S. government guaranteed bank issued paper. Corporate bonds include bank-issued securities that are guaranteed by the Federal Deposit Insurance Corporation (FDIC).

The securities in Level 1 are highly liquid and actively traded in exchange markets or over-the-counter markets. Level 2 fixed income securities are priced using quoted market prices for similar instruments, nonbinding market prices that are corroborated by observable market data.

In connection with the acquisition of IKOR (please see “Note 5 – Business Combinations”), a liability was recognized for the Company’s estimate of the fair value of contingent consideration on the acquisition date based on probability-based forecasted revenue.  This fair value measurement was based on significant inputs not observed in the market and thus represents a Level 3 measurement. This fair value measurement was valued based on unobservable inputs that were supported by little or no market activity and reflect the Company’s own assumptions concerning future revenue of the acquired business in measuring fair value.  During the quarter ended January 1, 2012 the Company paid the $1.8 million in contingent consideration through the release of the funds held in escrow.

The following table summarizes the change in the fair value of the contingent consideration measured using significant unobservable inputs (Level 3) during the first nine months of fiscal 2012:

(in thousands)	Fair Value
Balance as of April 3, 2011		$1,800
Additions		---
Settlements		(1,800)
Balance as of January 1, 2012	$	---

Cash equivalents are highly liquid investments with original maturities of three months or less at the time of purchase. The Company maintains its cash and cash equivalents with reputable major financial institutions.  Deposits with these banks may exceed the FDIC insurance limits or similar limits in foreign jurisdictions. These deposits typically may be redeemed upon demand and, therefore, bear minimal risk.  While the Company monitors daily the cash balances in its operating accounts and adjusts the balances as appropriate, these balances could be impacted if one or more of the financial institutions with which the Company deposits fails or is subject to other adverse conditions in the financial markets.  As of January 1, 2012, the Company has not experienced any losses in its operating accounts.

All of the Company’s available-for-sale investments are subject to a periodic impairment review. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. This determination requires significant judgment. For publicly traded investments, impairment is determined based upon the specific facts and circumstances present at the time, including a review of the closing price over the length of time, general market conditions and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for recovery. Although the Company believes its portfolio continues to be comprised of sound investments due to high credit ratings and government guarantees of the underlying investments, a further decline in the capital and financial markets would adversely impact the market values of its investments and their liquidity. The Company continually monitors the credit risk in its portfolio and future developments in the credit markets and makes appropriate changes to its investment policy as deemed necessary.  The Company did not record any impairment loss related to its short-term investments in the three and nine months ended January 1, 2012 and January 2, 2011.

Note 8
Investments

Available- for -Sale Securities

All of the Company’s cash equivalents and marketable securities are classified as “available-for-sale” securities. These securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income, a component of stockholders’ equity, net of tax.

Available-for-sale investments at January 1, 2012 were as follows:

(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government treasuries and agency securities	$157,256	$25	$(2)	$157,279
Corporate commercial paper	8,494	---	---	8,494
Corporate bonds	38,123	36	(71)	38,088
Money market funds	61,259	---	---	61,259
Bank deposits	22,133	---	---	22,133
Municipal bonds	578	2	---	580
Total available-for-sale investments	287,843	63	(73)	287,833
Less amounts classified as cash equivalents	(83,638)	---	5	(83,633)
Short-term investments	$204,205	$63	$(68)	$204,200

Available-for-sale investments at April 3, 2011 were as follows:

(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government treasuries and agency securities	$119,917	$17	$(8)	$119,926
Corporate commercial paper	51,785	---	---	51,785
Corporate bonds	57,001	104	(18)	57,087
Money market funds	32,203	---	---	32,203
Bank deposits	17,764	---	---	17,764
Municipal bonds	368	1	---	369
Total available-for-sale investments	279,038	122	(26)	279,134
Less amounts classified as cash equivalents	(84,623)	---	1	(84,622)
Short-term investments	$194,415	$122	$(25)	$194,512

The amortized cost and estimated fair value of available-for-sale securities at January 1, 2012, by contractual maturity, were as follows:

(in thousands)	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$272,059	$272,083
Due in 1-2 years	13,798	13,775
Due in 2-5 years	1,986	1,975
Total investments in available-for-sale debt securities	$287,843	$287,833

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses as of January 1, 2012, aggregated by length of time that individual securities have been in a continuous loss position.

	Less Than 12 Months		12 Months or Greater				Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value		Unrealized Loss		Fair Value	Unrealized Loss
Corporate bonds	$16,146	$(64)	$	---	$	---	$16,146	$(64)
U.S. government treasuries and agency securities	39,663	(10)		---		---	39,663	(10)
Total	$55,809	$(74)	$	---	$	---	$55,809	$(74)

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses as of April 3, 2011, aggregated by length of time that individual securities have been in a continuous loss position.

	Less Than 12 Months		12 Months or Greater				Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value		Unrealized Loss		Fair Value	Unrealized Loss
Corporate bonds	$24,176	$(18)	$	---	$	---	$24,176	$(18)
U.S. government treasuries and agency securities	36,531	(8)		---		---	36,531	(8)
Total	$60,707	$(26)	$	---	$	---	$60,707	$(26)

A significant portion of the available-for-sale investments held by the Company are high grade instruments.  As of January 1, 2012, the unrealized losses on the Company’s available-for-sale investments represented an insignificant amount in relation to its total available-for-sale portfolio.  Because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, the Company did not consider these investments to be other-than-temporarily impaired at January 1, 2012 and April 3, 2011.

Non-Marketable Equity Securities

The Company accounts for its equity investments in privately held companies under the cost method.  These investments are subject to periodic impairment review and measured and recorded at fair value when they are deemed to be other-than-temporarily impaired. In determining whether a decline in value of its investment has occurred and is other than temporary, an assessment was made by considering available evidence, including the general market conditions, the investee’s financial condition, near-term prospects, market comparables and subsequent rounds of financing.  The valuation also takes into account the investee’s capital structure, liquidation preferences for its capital and other economic variables. The valuation methodology for determining the decline in value of non-marketable equity securities is based on inputs that require management judgment. The aggregate carrying value of the Company’s non-marketable equity securities was approximately $2.5 million and $8.5 million as of January 1, 2012 and April 3, 2011, respectively, and was classified within other assets on the Company’s Consolidated Balance Sheets.  During the quarter ended January 1, 2012, the company reduced the estimated fair value of one of its non-marketable private equity investments and recorded a $2.8 million other-than temporary impairment loss during the period. Also during the quarter, the Company sold a non-marketable equity security, which had been valued at $2.0 million, for $2.6 million and recorded a gain on sale of $0.6 million in the period.

Note 9
Stock-Based Compensation

Compensation Expense

The following table summarizes stock-based compensation expense by line items appearing in the Company’s Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
(in thousands)	Jan. 1, 2012	Jan. 2, 2011	Jan. 1, 2012	Jan. 2, 2011
Cost of revenue	$535	$370	$1,415	$1,260
Research and development	2,174	2,400	6,493	6,746
Selling, general and administrative	1,603	1,237	4,458	3,765
Discontinued operations	113	506	208	1,436
Total stock-based compensation expense	$4,425	$4,513	$12,574	$13,207

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

Valuation Assumptions

Assumptions used in the Black-Scholes valuation model and resulting weighted average grant-date fair values were as follows:

	Three Months Ended		Nine Months Ended
	Jan. 1, 2012	Jan. 2, 2011	Jan. 1, 2012	Jan. 2, 2011
Stock option plans:
Expected Term (in years)	4.3	4.6	4.3	4.6
Risk-free interest rate	0.8%	1.5%	1.4%	2.0%
Volatility	48.3%	39.2%	43.4%	41.5%
Dividend Yield	0.0%	0.0%	0.0%	0.0%
Weighted average grant-date fair value	$2.18	$2.17	$2.88	$2.16
ESPP:
Expected Term (in years)	0.24	0.25	0.25	0.25
Risk-free interest rate	0.2%	0.2%	0.3%	0.2%
Volatility	59.1%	32.1%	52.6%	40.9%
Dividend Yield	0.0%	0.0%	0.0%	0.0%
Weighted average fair value	$1.37	$1.23	$1.66	$1.33

Equity Incentive Programs

The Company currently issues awards under two equity based plans in order to provide additional incentive and retention to directors and employees who are considered to be essential to the long-range success of the Company.  These plans are further described below.

2004 Equity Plan (“2004 Plan”)

In September 2004, the Company’s stockholders approved the 2004 Plan.  On July 21, 2010, the Board of Directors of the Company approved an amendment to the Company’s 2004 Plan to increase the number of shares of common stock reserved for issuance thereunder from 28,500,000 shares to 36,800,000 shares (an increase of 8,300,000 shares), provided, however, that the aggregate number of common shares available for issuance under the 2004 Plan is reduced by 1.74 shares for each common share delivered in settlement of any full value award, which are awards other than stock options and stock appreciation rights, that are granted under the 2004 Plan on or after September 23, 2010.  On September 23, 2010, the stockholders of the Company approved the proposed amendment described above, which also includes certain other changes to the 2004 Plan, including an extension of the term of the 2004 Plan. Options granted by the Company under the 2004 Plan generally expire seven years from the date of grant and generally vest over a four-year period from the date of grant, with one-quarter of the shares of common stock vesting on the one-year anniversary of the grant date and the remaining shares vesting monthly for the 36 months thereafter.  The exercise price of the options granted by the Company under the 2004 Plan shall not be less than 100% of the fair market value for a common share subject to such option on the date the option is granted.  Full value awards made under the 2004 Plan shall become vested over a period of not less than three years (or, if vesting is performance-based, over a period of not less than one year) following the date such award is made; provided, however, that full value awards that result in the issuance of an aggregate of up to 5% of common stock available under the 2004 Plan may be granted to any one or more participants without respect to such minimum vesting provisions.   As of January 1, 2012, there were 11.9 million shares available for future grant under the 2004 Plan.

The following table summarizes the Company’s stock option activities for the nine months ended January 1, 2012:

(in thousands, except per share data)	Shares	Weighted Average Exercise Price
Options outstanding as of April 3, 2011	17,814	$8.49
Granted	3,909	7.93
Exercised	(466)	5.55
Canceled, forfeited or expired	(2,339)	9.75
Options outstanding as of January 1, 2012	18,918	$8.29
Options exercisable at January 1, 2012	11,508	$9.16

Restricted stock units available for grant by the Company under the 2004 Plan generally vest over at least a three-year period from the grant date with a proportionate share of the restricted stock units vesting annually over the total vesting period (e.g., for an award with a total three-year vesting period, one-third of the restricted stock units will vest on each one-year anniversary).  Prior to vesting, participants holding restricted stock units do not have shareholder rights.  Shares are issued on or as soon as administratively practicable following the vesting date of the restricted stock units and upon issuance, recordation and delivery, the participant will have all the rights of a shareholder of the Company with respect to voting such stock and receipt of dividends and distributions on such stock.  As of January 1, 2012, 2.4 million restricted stock unit awards were outstanding under the 2004 Plan.

The following table summarizes the Company’s restricted stock unit activities for the nine months ended January 1, 2012:

(in thousands, except per share data)	Shares	Weighted Grant Date Fair Value
RSU's outstanding as of April 3, 2011	2,342	$6.70
Granted	1,125	7.96
Released	(732)	7.72
Forfeited	(319)	6.82
RSU's outstanding as of Janaury 1, 2012	2,416	$6.97

2009 Employee Stock Purchase Plan (“2009 ESPP")

On June 18, 2009, the Board approved implementation of the 2009 Employee Stock Purchase Plan (“2009 ESPP”) and authorized the reservation and issuance of up to 9,000,000 shares of the Company’s common stock, subject to stockholder approval. On September 17, 2009, the Company’s stockholders approved the plan at the 2009 Annual Meeting of Stockholders.  The 2009 ESPP is intended to be implemented in successive quarterly purchase periods commencing on the first day of each fiscal quarter of the Company.  In order to maintain its qualified status under Section 423 of the Internal Revenue Code, the 2009 ESPP imposes certain restrictions, including the limitation that no employee is permitted to participate in the 2009 ESPP if the rights of such employee to purchase common stock of the Company under the 2009 ESPP and all similar purchase plans of the Company or its subsidiaries would accrue at a rate which exceeds $25,000 of the fair market value of such stock (determined at the time the right is granted) for each calendar year.  During the nine months ended January 1, 2012, the Company issued 1.7 million shares of common stock with a weighted-average purchase price of $4.90 per share.

Note 10
Balance Sheet Detail

(in thousands)	January 1, 2012	April 3, 2011
Inventories:
Raw materials	$7,601	$4,709
Work-in-process	45,502	41,517
Finished goods	25,546	20,815
Total inventories	$78,649	$67,041

Note 11
Deferred Income on Shipments to Distributors

Included in the caption “Deferred income on shipments to distributors” on the Condensed Consolidated Balance Sheets are amounts related to shipments to certain distributors for which revenue is not recognized until the Company’s product has been sold by the distributor to an end customer. The components at January 1, 2012 and April 3, 2011 were as follows:

(in thousands)	January 1, 2012	April 3, 2011
Gross deferred revenue	$17,853	$15,463
Gross deferred costs	(3,766)	(2,610)
Deferred income on shipments to distributors	$14,087	$12,853

The gross deferred revenue represents the gross value of shipments to distributors at the list price billed to the distributor less any price protection credits provided to them in connection with reductions in list price while the products remain in their inventory.  The amount ultimately recognized as revenue will be lower than this amount as a result of future price protection and ship from stock pricing credits which are issued in connection with the sell through of the Company’s products to end customers. Historically this amount has represented an average of approximately 28% of the list price billed to the customer. The gross deferred costs represent the standard costs, which approximate actual costs of products, the Company sells to the distributors.  Although the Company monitors the levels and quality of inventory in the distribution channel, its experience is that product returned from these distributors are able to be sold to a different distributor or in a different region of the world.  As such, inventory write-downs for products in the distribution channel have not been significant.

Note 12
Goodwill and Other Intangible Assets

Goodwill

The changes in the carrying amounts of goodwill by segment for nine months ended January 1, 2012 were as follows:

(in thousands)	Communications	Computing and Consumer	Totals
Balance as of April 3, 2011	$74,673	$29,347	$104,020
Additions	640	---	640
Disposal related to divestiture (see Note 6)	---	(8,568)	(8,568)
Balance as of January 1, 2012	$75,313	$20,779	$96,092

Purchase of Intangible Assets from Samplify Systems, Inc.(“Samplify”)

During the quarter ended January 1, 2012, the Company acquired from Samplify developed wireless technology including license and patent rights. In exchange for these technology rights, the Company paid Samplify $5.0 million in cash consideration, and returned a portion of IDT’s previous equity investment in Samplify. The total fair value of the consideration paid for the purchased existing technology from Samplify was recorded at $6.5 million. This intangible asset will be amortized over its estimated useful life of 3 years.

Intangible Assets

Intangible asset balances as of January 1, 2012 are summarized as follows:

(in thousands)	Gross Assets	Accumulated Amortization	Net Assets
Purchased intangible assets:
Existing technology	$223,455	$(188,719)	$34,736
Trademarks	2,911	(1,039)	1,872
Customer relationships	127,231	(121,642)	5,589
Total amortizable purchased intangible assets	353,597	(311,400)	42,197
IPR&D*	2,711	---	2,711
Total purchased intangible assets	$356,308	$(311,400)	$44,908

Intangible asset balances as of April 3, 2011 are summarized as follows:

(in thousands)	Gross Assets	Accumulated Amortization	Net Assets
Purchased intangible assets:
Existing technology	$219,700	$(181,722)	$37,978
Trademarks	3,421	(904)	2,517
Customer relationships	127,379	(119,564)	7,815
Total amortizable purchased intangible assets	350,500	(302,190)	48,310
IPR&D*	2,711	---	2,711
Total purchased intangible assets	$353,211	$(302,190)	$51,021

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

Amortization expense for purchased intangible assets is summarized below:

	Three Months Ended		Nine Months Ended
(in thousands)	Jan. 1, 2012	Jan. 2, 2011	Jan. 1, 2012	Jan. 2, 2011
Existing technology	$3,038	$3,548	$9,142	$10,555
Trademarks	104	122	349	366
Customer relationships	864	1,319	2,641	3,951
Other	---	---	---	44
Total	$4,006	$4,989	$12,132	$14,916

Based on the purchased intangible assets recorded at January 1, 2012, and assuming no subsequent additions to or impairment of the underlying assets, the remaining estimated amortization expense is expected to be as follows:

(in thousands)
Fiscal Year	Amount
Remainder of FY 2012	$4,293
2013	12,949
2014	10,571
2015	6,926
2016	4,249
Thereafter	3,209
Total	$42,197

Note 13
Comprehensive Income (Loss)

The components of comprehensive income were as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	Jan. 1, 2012	Jan. 2, 2011	Jan. 1, 2012	Jan. 2, 2011
Net income	$(6,193)	$9,794	$45,708	$38,781
Currency translation adjustments	(190)	113	(701)	435
Change in net unrealized gain (loss) on investment	(28)	(177)	(106)	(194)
Comprehensive income (loss)	$(6,411)	$9,730	$44,901	$39,022

The components of accumulated other comprehensive income, net of tax, were as follows:

(in thousands)	January 1, 2012	April 3, 2011
Cumulative translation adjustments	$1,010	$1,711
Unrealized gain (loss) on available-for-sale investments	(10)	96
Total accumulated other comprehensive income	$1,000	$1,807

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

The tables below provide information about these segments:

Revenues by segment

	Three Months Ended		Nine Months Ended
(in thousands)	Jan. 1, 2012	Jan. 2, 2011	Jan. 1, 2012	Jan. 2, 2011
Communications	$55,513	$72,775	$192,048	$220,159
Computing and Consumer	64,464	74,749	215,532	240,556
Total	$119,977	$147,524	$407,580	$460,715

Income (loss) by segment from continuing operations:

	Three Months Ended		Nine Months Ended
(in thousands)	Jan. 1, 2012	Jan. 2, 2011	Jan. 1, 2012	Jan. 2, 2011
Communications	$16,923	$32,868	$69,374	$96,511
Computing and Consumer	(6,836)	(5,038)	(16,536)	(5,180)
Unallocated expenses:
Amortization of intangible assets	(4,006)	(4,739)	(11,628)	(14,165)
Acquisition related costs and other	(109)	(694)	(109)	(1,833)
Fair market value adjustment to acquired inventory sold	---	---	---	(379)
Restructuring and related costs	1,962	(2,387)	(665)	(5,424)
Fabrication product transfer costs	(1,233)	(1,639)	(3,893)	(3,851)
Compensation expense - deferred compensation plan	(649)	(815)	633	(1,303)
Impairment of assets	73	107	255	383
Stock-based compensation expense	(4,312)	(4,007)	(12,365)	(11,772)
Interest income (expense) and other, net	(2,140)	1,352	(3,924)	2,793
Income (loss) from continuing operations, before income taxes	$(327)	$15,008	$21,142	$55,780

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

The Company’s significant operations outside of the United States include a manufacturing facility in Malaysia, design centers in the U.S., Canada and China, and sales subsidiaries in Japan, Asia Pacific and Europe. Revenues from unaffiliated customers by geographic area, based on the customers' shipment locations, were as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	Jan. 1, 2012	Jan. 2, 2011	Jan. 1, 2012	Jan. 2, 2011
Asia Pacific	$78,444	$91,664	$272,210	$302,416
Americas	20,020	25,418	57,785	73,088
Japan	10,417	16,621	33,463	42,667
Europe	11,096	13,821	44,122	42,544
Total consolidated revenues	$119,977	$147,524	$407,580	$460,715

The Company sells integrated circuits primarily in the U.S., Europe, and Asia. The Company monitors the financial condition of its major customers, including performing credit evaluations of those accounts which management considers high risk, and generally does not require collateral from its customers. When deemed necessary, the Company may limit the credit extended to certain customers. The Company’s relationship with the customer, and the customer’s past and current payment experience, are also factored into the evaluation in instances where limited financial information is available. The Company maintains and reviews its allowance for doubtful accounts by considering factors such as historical bad debts, age of the account receivable balances, customer credit-worthiness and current economic conditions that may affect customer’s ability to pay.

The Company utilizes global and regional distributors around the world, who buy product directly from the Company on behalf of their customers.  For the nine months ended January 1, 2012, three distributors represented 16%, 11%, and 10% of the Company’s net revenues, respectively.  For the nine months ended January 2, 2011, two distributors represented 19%, and 11% of the Company’s net revenues, respectively.  At January 2, 2012, four distributors represented 20%, 12%, 10%, and 10% of the Company’s gross accounts receivable. At April 3, 2011, three distributors represented 19%, 14%, and 11% of the Company’s gross accounts receivable.

The Company's property, plant and equipment are summarized below by geographic area:

(in thousands)	January 1, 2012	April 3, 2011
United States	$52,221	$51,642
Canada	4,642	5,613
Malaysia	12,312	8,599
All other countries	802	1,900
Total property, plant and equipment, net	$69,977	$67,754

Note 15
Commitments and Contingencies

Guarantees

As of January 1, 2012, the Company’s financial guarantees consisted of guarantees and standby letters of credit, which are primarily related to the Company’s electrical utilities in Malaysia, utilization of non-country nationals in Malaysia and Singapore, consumption tax in Japan and value-added tax obligations in Singapore and Holland, and a workers’ compensation plan in the United States. The maximum amount of potential future payments under these arrangements is approximately $2.5 million.

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

The Company maintains an accrual for obligations it incurs under its standard product warranty program and customer, part, or process specific matters. The Company’s standard warranty period is one year, however in certain instances the warranty period may be extended to as long as two years. Management estimates the fair value of the Company’s warranty liability based on actual past warranty claims experience, its policies regarding customer warranty returns and other estimates about the timing and disposition of product returned under the standard program. Customer, part, or process specific accruals are estimated using a specific identification method. Historical profit and loss impact related to warranty returns activity has been minimal. The total warranty accrual was $0.2 million and $0.4 million as of January 1, 2012 and April 3, 2011, respectively.

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

Note 16
Restructuring

The following table shows the provision of the restructuring charges and the liability remaining as of January 1, 2012:

(in thousands)	Cost of Goods Sold	Operating Expenses	Totals
Balance as of April 3, 2011	$9,187	$815	$10,002
Provision	(1,425)	2,991	1,566
Cash payments	(166)	(241)	(407)
Balance as of January 1, 2012	$7,596	$3,565	$11,161

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

Associated with the Company’s plans to fully divest its remaining video processing product lines, during the nine months ended January 1, 2012, the Company recorded $1.9 million in restructuring expenses for employee retention costs. These costs have been recorded to discontinued operations. As of January 1, 2012, the total accrued balance for employee retention costs related to this restructuring action was $1.9 million.

In connection with the Company’s plan to transition the manufacture of products to Taiwan Semiconductor Manufacturing Limited (“TSMC”), management approved a plan to exit wafer production operations at its Oregon fabrication facility.  As a result, the Company accrued estimated restructuring expenses of $4.8 million for severance payments and other benefits associated with this restructuring action in fiscal 2010. During the nine months ended January 1, 2012, the Company decreased this accrual by $2.9 million based on the actual number of employee that have been offered employment with the prospective acquirer of the wafer fabrication facility. As of January 1, 2012, the total accrued balance for severance costs related to this restructuring was $1.9 million.  Also associated with this restructuring action, during the nine months ended January 1, 2012, the Company recorded $2.6 million for employee retention costs. As of January 1, 2012, the total accrued balance for employee retention costs related to this restructuring action was $6.7 million. The Company expects to complete this restructuring action in the fourth quarter of fiscal 2012.

In connection with the discontinuing of manufacturing operations at its Singapore facility in the fourth quarter of fiscal 2010, the Company exited its leased facility in Singapore in the first quarter of fiscal 2011. As a result, the Company recorded lease impairment charges of approximately $0.5 million in fiscal 2011, which represented the future rental payments under the agreements, reduced by an estimate of sublease incomes, and discounted to present value using an interest rate applicable to the Company. These charges were recorded as cost of goods sold.  Since the initial restructuring, the Company has made lease payments of $0.4 million.  As of January 1, 2012, the remaining accrued lease liabilities were $0.1 million. The Company expects to continue paying the facility lease charges through, and concluding in, the third quarter of fiscal 2013.

In connection with the divestiture of Silicon Logic Engineering business in the third quarter of fiscal 2010, the Company exited a leased facility. As a result, the Company recorded lease impairment charges of approximately $0.5 million, which represented the future rental payments under the agreements, reduced by an estimate of sublease incomes, and discounted to present value using an interest rate applicable to the Company. These charges were recorded as SG&A expense.  Since the initial restructuring, the Company has made lease payments of $0.4 million related to the vacated facilities.  As of January 1, 2012, the remaining accrued lease liabilities were $0.1 million. The Company expects to continue paying the facility lease charges through, and concluding in, the first quarter of fiscal 2013.

During the second quarter of fiscal 2006, the Company completed the consolidation of its Northern California workforce into its San Jose headquarters and exited a leased facility in Salinas, California. The Company recorded lease impairment charges of approximately $2.1 million, of which $0.6 million was recorded as cost of revenues, $0.9 million was recorded as R&D expense and $0.6 million was recorded as SG&A expense. Since the initial restructuring, the Company has made lease payments of $1.6 million related to the vacated facility in Salinas.  As of January 1, 2012, the remaining accrued lease liabilities were $0.5 million. The Company expects to continue paying the facility lease charges through, and concluding in, the fourth quarter of fiscal 2014.

Note 17
Income Taxes

The provision for income taxes reflects tax on foreign earnings and federal and state tax on U.S. earnings.  For the nine months ended January 1, 2012 and January 2, 2011, the Company had effective tax rates of 2.3% and 3.2%, respectively. The Company's effective tax rate is lower than statutory rates in the U.S. due primarily to its mix of earnings in foreign jurisdictions with lower tax rates.

As of January 1, 2012, the Company continued to maintain a valuation allowance against its net U.S. deferred tax assets, as it is currently unable to conclude that it is more likely than not that the Company will be able to realize these U.S. deferred tax assets in the foreseeable future.

As of January 1, 2012, the Company was subject to examination in the U.S. federal tax jurisdiction for the fiscal years 2009 and 2010.  To date, the Company has not been notified by the IRS that a field audit will be conducted.  The statute of limitations to assess tax for fiscal 2009 expires in December 2012.  The general practice of the IRS is to notify taxpayers of a field audit months before the statute of limitations expire.  If the Company is audited by the IRS based on currently available information, the Company believes that the ultimate outcome will not have a material adverse effect on its financial position, cash flows or results of operations.

Note 18
Share Repurchase Program

On July 21, 2010, the Company’s Board of Directors approved a plan to repurchase up to $225 million of its common stock.  In fiscal 2011, the Company repurchased 12.8 million shares at an average price of $6.06 per share for a total purchase price of $77.7 million under this plan. During the first nine months of fiscal 2012, the Company repurchased 9.6 million shares at an average price of $6.53 per share for a total purchase price of $62.5 million.  As of January 1, 2012, approximately $84.9 million was available for future purchase under this share repurchase program.  Share repurchases were recorded as treasury stock and resulted in a reduction of stockholders’ equity.

Note 19
Credit Facility

On June 13, 2011, the Company entered into a Master Repurchase Agreement (the "Repurchase Agreement") with Bank of America, N.A. (“Bank of America”), pursuant to which the Company has the right, subject to the terms and conditions of the Repurchase Agreement, to sell to Bank of America up to 1,431 shares of Class A preferred shares of one of its wholly owned subsidiaries (the “Subsidiary”), in one or more transactions prior to June 13, 2012, for an aggregate purchase price of $135 million in cash. Pursuant to the Repurchase Agreement, to the extent it sells any such shares to Bank of America, the Company will be obligated to repurchase from Bank of America and Bank of America will be obligated to resell to the Company, those preferred shares for the aggregate purchase price paid by Bank of America. In such case, and while such shares are outstanding,  the Company will also be obligated to make monthly payments to Bank of America at a floating interest rate of LIBOR plus 2.125% and will have the right to accelerate the repurchase of all or any portion of the shares prior to June 13, 2016.  In addition, the Company is obligated to pay retention fees associated with amounts available under the Repurchase Agreement. These retention fees have been recorded as interest expense in the Company’s Statement of Operations.  The Repurchase Agreement also contains certain customary events of default. As of January 1, 2012, the Company has not sold any preferred stock to Bank of America.

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

Note 20
Subsequent Event

On January 31, 2012, the Company completed the sale of its wafer fabrication facility located in Oregon and related assets to Alpha and Omega Semiconductor Limited (“AOS”) for approximately $26.5 million in cash. This transaction will be recorded in the fourth quarter of fiscal 2012, and the Company expects to realize a gain on the sale of this facility.

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

This discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and accompanying Notes included in this report and the Audited Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended April 3, 2011 filed with the SEC. Operating results for the three and nine months ended January 1, 2012 are not necessarily indicative of operating results for an entire fiscal year.

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

For a discussion of our critical accounting policies, see Part II, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended April 3, 2011.  We believe that these accounting policies are "critical," as defined by the SEC, in that they are both highly important to the portrayal of our financial condition and results, and they require difficult management judgments, estimates and assumptions about matters that are inherently uncertain. We believe that there have been no significant changes during the nine months ended January 1, 2012 to the items that we disclosed as our critical accounting policies in our Annual Report on Form 10-K for the fiscal year ended April 3, 2011.

Our fiscal year is the 52- or 53-week period ending on the Sunday closest to March 31.  In a 52-week year, each fiscal quarter consists of thirteen weeks.  In a 53-week year, the additional week is usually added to the third quarter, making such quarter consist of fourteen weeks.  The first, second and third quarters of fiscal 2012 and fiscal 2011 were thirteen week periods.

Revision of Prior Period Financial Statements

During the third quarter of fiscal 2012, the Company identified errors primarily related to retention bonuses associated with its plan to close its Oregon manufacturing facility ($6.4 million expense). In addition, the Company had corrected prior period errors in the first and second quarters of 2012 related to retention bonuses ($0.5 million expense) for certain key employees and accounts payable system related issues ($1.0 million benefit) respectively. The Company assessed the materiality of these errors individually and in the aggregate on prior periods’ financial statements in accordance with the SEC’s Staff Accounting Bulletin No. 99, and concluded that the errors were not material to any of its prior annual or interim financial statements. The Company also concluded that correcting the errors, on a cumulative basis, would not be material to the expected results of operations for the year ended April 1, 2012. However, as permitted in SEC’s Staff Accounting Bulletin No. 108, the Company elected to revise previously issued consolidated financial statements the next time they are filed. As each subsequent filing is made in the future, the previous period consolidated financial statements affected by the errors will be revised. The Company has revised the April 3, 2011 consolidated balance sheet and the consolidated statements of operations for the three and nine months ended January 2, 2011 included herein to reflect the correct balances. Of the above mentioned errors, the amount related to the accounts payable system related issue will be corrected in the opening retained earnings and will not impact the earnings of current or subsequent filings. The impact of correcting these errors on net income as reported for the interim three month period ended July 3, 2011 and three and six month periods ended October 2, 2011 was a reduction of $1.5 million, $0.8 million and $2.3 million, respectively (see Note 2 of Notes to Condensed Consolidated Financial Statements).

Divestiture

In the second quarter of fiscal 2012, we completed the transfer certain assets related to IDT’s Hollywood Quality Video (“HQV”) and Frame Rate Conversion (“FRC”) video processing product lines to Qualcomm pursuant to an Asset Purchase Agreement. The sale of these HQV and FRC video processing assets is intended to allow us to intensify focus on our analog-intensive mixed-signal, timing, and interface solutions. Upon closing of the transaction, Qualcomm paid $58.7 million in cash consideration, of which $6.0 million was withheld in an escrow account. In the second quarter of fiscal 2012, we recorded a gain of $45.9 million related to this divestiture. The HQV and FRC product lines represented a significant portion of our video processing assets. We currently intend to fully divest our remaining video processing product lines and have classified these assets as available for sale.  The video processing lines were previously included as part of our Computing and Consumer reportable segment.  For financial statement purposes, the results of operations for these discontinued businesses have been segregated from those of the continuing operations and are presented in the consolidated financial statements as discontinued operations. Unless otherwise indicated, the following discussion pertains only to our continuing operations.

Strategy and Business

We design, develop, manufacture, and market a broad range of low-power, high-performance mixed signal semiconductor solutions for the advanced communications, computing and consumer industries. Currently, we offer communications solutions for customers within the enterprise, data center, and wireless markets. Our computing products are designed specifically for desktop, notebook, sub-notebook, storage and server applications, optimized gaming consoles, set-top boxes, digital TV and smart phones for consumer-based clients. Ultimately, we envision equipping every digital system with an interface based on our silicon.

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

Revenues

Total revenues, for the third quarter of fiscal 2012 decreased by $27.5 million, or 19%, as compared to the same period in the prior fiscal year. Total revenues, for the first nine months of fiscal 2012 decreased by $53.1 million, or 12%, as compared to the same period in fiscal 2011. During the third quarter and for the first nine months of fiscal 2012, we experienced reduced overall demand for our products in the communications market segment and the computing and consumer market segment.

Revenues by Segment:	Three Months Ended		Nine Months Ended
(in thousands)	Jan. 1, 2012	Jan. 2, 2011	Jan. 1, 2012	Jan. 2, 2011
Communications	$55,513	$72,775	$192,048	$220,159
Computing and Consumer	64,464	74,749	215,532	240,556
Total	$119,977	$147,524	$407,580	$460,715

Communications Segment

Revenues in our Communications segment decreased $17.3 million, or 24% in the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011, as a result of reduced unit shipments. Within this market segment, revenues from SRAM and digital logic products decreased 36% and revenues from communications timing and telecommunications products decreased 20%.

For the nine months ended January 1, 2012, revenues in our Communications segment decreased $28.1 million, or 13% as compared to the same period of fiscal 2011, as a result of reduced unit shipments. Within this market segment, revenues from SRAM and digital logic products decreased 23% and revenues from communications timing and telecommunications products decreased 10%. These decreases were offset in part by a 23% increase in revenues from our flow control management products.

Computing and Consumer Segment

Revenues in our Computing and Consumer segment decreased $10.3 million, or 14% in the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011.  Within this market segment, revenues from our analog and power products decreased 20% primarily due to lower demand for our personal computer and consumer timing products and our Application Specific Standard Products (ASSP) which were offset by increased demand for our audio computing products.  In addition, revenues from our enterprise computing products decreased 8%, due to lower demand for our Advanced Memory Buffer (AMB) products and serial switching products which was partially offset by increased demand for our Data Double Rate 3 (DDR3) products.

For the nine months ended January 1, 2012, revenues in our Computing and Consumer segment decreased $25.0 million, or 10% as compared to the same period of fiscal 2011.  Within this market segment, revenues from our analog and power products decreased 17% primarily due to lower demand for our personal computer and consumer timing products and our ASSP products which was offset by increased demand for our audio computing products.  In addition, revenues from our enterprise computing products decreased 1%, due to lower demand for our AMB products and serial switching products which was partially offset by increased demand for our DDR3 products.

Revenues by Region

Revenues in Asia Pacific region (“APAC”), Americas, Japan and Europe accounted for 65%, 17%, 9% and 9%, respectively, of consolidated revenues in the third quarter of fiscal 2012 compared to 62%, 17%, 12% and 9%, respectively, for the same period in the prior fiscal year.  For the nine months ended January 1, 2012, revenues in APAC, Americas, Japan and Europe accounted for 67%, 14%, 8% and 11%, respectively, of consolidated revenues as compared to 66%, 16%, 9% and 9%, respectively, for the same period of fiscal 2011.  The Asia Pacific region continues to be our strongest region, as many of our largest customers utilize manufacturers in that region.

Deferred Income on Shipments to Distributions

Included in the Balance Sheet caption “Deferred income on shipments to distributors” are amounts related to shipments to certain distributors for which revenue is not recognized until our product has been sold by the distributor to an end customer. The components as of January 1, 2012 and April 3, 2011 are as follows:

(in thousands)	January 1, 2012	April 3, 2011
Gross deferred revenue	$17,853	$15,463
Gross deferred costs	(3,766)	(2,610)
Deferred income on shipments to distributors	$14,087	$12,853

The gross deferred revenue represents the gross value of shipments to distributors at the list price billed to the distributor less any price protection credits provided to them in connection with reductions in list price while the products remain in their inventory.  Based on our history, the amount ultimately recognized as revenue is generally less than the gross deferred revenue as a result of ship from stock pricing credits, which are issued in connection with the sell through of the product to an end customer.  As the amount of price adjustments subsequent to shipment is dependent on the overall market conditions, the levels of these adjustments can fluctuate significantly from period to period. Historically, the price adjustments have represented an average of approximately 28% of the list price billed to the customer.  As these credits are issued, there is no impact to working capital as this reduces both accounts receivable and deferred revenue.  The gross deferred costs represent the standard costs (which approximate actual costs) of products we sell to the distributors.

Gross Profit

Gross profit is affected by a variety of factors including the volume of product sales, product mix, manufacturing capacity utilization, product yields and average selling prices. The following table summarizes gross profit for the periods presented:

	Three Months Ended		Nine Months Ended
(in thousands)	Jan. 1, 2012	Jan. 2, 2011	Jan. 1, 2012	Jan. 2, 2011
Gross profit	$63,884	$80,347	$216,953	$247,493
Gross profit percentage	53%	54%	53%	54%

Gross profit (the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011).  Gross profit for the third quarter of fiscal 2012 was $63.9 million, a decrease of $16.5 million, or 20% compared to the third quarter of fiscal 2011.  The decrease in gross profit was primarily driven by lower revenue levels. Gross profit percentage decreased to 53% of net revenues in the third quarter of fiscal 2012 as compared to 54% for the same period in the prior fiscal year.  Our gross profit percentage for the third quarter of fiscal 2012 was negatively impacted by $2.9 million due to decreased manufacturing facility utilization combined with a $2.7 million increase in charges for excess inventory reserves.  These negative impacts were partially offset by a $3.4 million decrease in accrued severance and other expenses associated with the transition of wafer fabrication activities. Manufacturing capacity in our Oregon wafer fabrication facility was 65% utilized during the third quarter of fiscal 2012 as we near completion of the transition of wafer fab activities to third party foundries. This compares to full utilization levels during the third quarter of fiscal 2011. In addition, as of January 1, 2012, the balance of  inventory buffer stock which has been built in anticipation of the transition of wafer fabrication activities totaled approximately $13 million.

Gross profit (the first nine months of fiscal 2012 compared to the first nine months of fiscal 2011).  Gross profit for the first nine months of fiscal 2012 was $217.0 million, a decrease of $30.5 million, or 12% as compared to the first nine months of fiscal 2011.  The decrease in gross profit was primarily driven by lower revenue levels. Gross profit percentage was 53% of net revenues for the first nine months of fiscal 2012 as compared to 54% for the same period in the prior fiscal year. Our gross profit percentage for the first nine months fiscal 2012 was negatively impacted by $2.9 million due to decreased manufacturing facility utilization (primarily in the third quarter of fiscal 2012) combined with a $5.9 million increase in charges for excess inventory reserves, which was offset in part by a $3.4 million decreased severance and expenses associated with the transition of wafer fabrication activities. The negative impacts were offset in part by manufacturing cost savings associated with the closure of our test facility in Singapore and consolidation of our test operations in Malaysia which was completed in the second quarter of fiscal 2011.

Operating Expenses

The following table presents our operating expenses:

	Three Months Ended		Nine Months Ended
(in thousands)	Jan. 1, 2012	Jan. 2, 2011	Jan. 1, 2012	Jan. 2, 2011
Research and development	$38,410	$40,674	$117,409	$116,774
Selling, general and administrative	23,661	26,017	74,478	77,732
Total operating expenses	$62,071	$66,691	$191,887	$194,506

As a percent of net revenues:
Research and development	32%	28%	29%	25%
Selling, general and administrative	20%	18%	18%	17%
Total operating expenses	52%	45%	47%	42%

Research and Development (“R&D”)

R&D (the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011).  R&D expense decreased $2.3 million, or 6%, to $38.4 million in the third quarter of fiscal 2012 as compared to $40.7 million for the same period in the prior year. The decrease was primarily due to payroll expense savings as a result of a holiday shutdown during the third quarter of fiscal 2012 combined with decreased accrued bonus expense and decreased spending for R&D materials. These expense decreases were offset in part by expenses related to increased R&D headcount for the third quarter of fiscal 2012 as compared to the same period in the prior year.

R&D (the first nine months of fiscal 2012 compared to the first nine months of fiscal 2011).  R&D expense increased $0.6 million, or 1%, to $117.4 million for the nine months of fiscal 2012 as compared to $116.8 million for the same period in the prior year. The increase was primarily due to costs associated with increased R&D headcount combined with increased outside consulting expenses and increased R&D material expenses. These increases were offset in part by a decrease in accrued bonus expenses.

Selling, General and Administrative (“SG&A”)

SG&A (the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011).  SG&A expense decreased $2.4 million, or 9%, to $23.7 million in the third quarter of fiscal 2012 as compared to $26.0 million for the same period in the prior year. The decrease was primarily due to payroll expense savings as a result of a holiday shutdown during the third quarter of fiscal 2012 combined with decreased outside service expenses, decreased sales representative commissions and decreased accrued bonus expenses which were offset in part by increased stock compensation expense.

SG&A (the first nine months of fiscal 2012 compared to the first nine months of fiscal 2011).  SG&A expense decreased $3.3 million, or 4%, to $74.5 million for the nine months of fiscal 2012 as compared to $77.7 million for the same period in the prior year. The decrease was primarily the result of decreased outside service expenses, decreased intangible amortization expenses, decreased sales representative commissions and decreased accrued bonus expenses which were offset in part by increased stock compensation expense.

Interest Income and Other, Net

The components of interest income and other, net are summarized as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	Jan. 1, 2012	Jan. 2, 2011	Jan. 1, 2012	Jan. 2, 2011
Interest income	$132	$272	$248	$833
Interest expense	$(639)	$(11)	$(1,176)	$(28)
Other income (expense), net	497	1,091	(866)	1,988
Total interest income and other, net	$(10)	$1,352	$(1,794)	$2,793

Interest income decreased in the third quarter and first nine months of fiscal 2012 as compared to the same periods in the prior year primarily due to lower average earnings on cash and investment balances.

Interest expense increased in the third quarter and first nine months of fiscal 2012 as compared to the same periods in the prior year as a result of interest charges associated with the credit facility with Bank of America which was established in the first quarter of fiscal 2012.

Other income (expense), net for the three months ended January 1, 2012 was primarily comprised of a net gain in value of our deferred compensation plan assets. Other income (expense), net for the nine months ended January 1, 2012 was primarily comprised of a net loss in value of our deferred compensation plan assets. Other income (expense), net for the three and nine months ended January 2, 2011 was primarily comprised of net gains in value of our deferred compensation plan assets.

Provision (benefit) for income taxes

The provision for income taxes reflects tax on foreign earnings and federal and state tax on U.S. earnings.  For the nine months ended January 1, 2012 and January 2, 2011, the Company had effective tax rates of 2.3% and 3.2%, respectively. The Company's effective tax rate is lower than statutory rates in the U.S. due primarily to its mix of earnings in foreign jurisdictions with lower tax rates.

As of January 1, 2012, the Company continued to maintain a valuation allowance against its net U.S. deferred tax assets, as it is currently unable to conclude that it is more likely than not that the Company will be able to realize these U.S. deferred tax assets in the foreseeable future.

As of January 1, 2012, the Company was subject to examination in the U.S. federal tax jurisdiction for the fiscal years 2009 and 2010.  To date, the Company has not been notified by the IRS that a field audit will be conducted.  The statute of limitations to assess tax for fiscal 2009 expires in December 2012.  The general practice of the IRS is to notify taxpayers of a field audit months before the statute of limitations expire.  If the Company is audited by the IRS based on currently available information, the Company believes that the ultimate outcome will not have a material adverse effect on its financial position, cash flows or results of operations.

Liquidity and Capital Resources

Our cash and cash equivalents and short-term investments were $314.6 million at January 1, 2012, an increase of $15.4 million as compared to April 3, 2011.  This increase was primarily attributable to the receipt of $52.7 million in proceeds from the sale of assets related to IDT’s HQV and FRC video processing product lines to Qualcomm pursuant to an Asset Purchase Agreement, combined with $36.6 million of cash from operations and $11.1 million from the proceeds of employee stock transactions, which was partially offset by payments of $62.5 million to repurchase our common stock, $16.9 million to purchase capital equipment, $5.0 million to purchase intangible assets .

Cash equivalents are highly liquid investments with original maturities of three months or less at the time of purchase. We maintain our cash and cash equivalents with reputable major financial institutions.  Deposits with these banks may exceed the FDIC insurance limits or similar limits in foreign jurisdictions. These deposits typically may be redeemed upon demand and, therefore, bear minimal risk.  While we monitor cash balances in our operating accounts and adjust the balances as appropriate, these balances could be impacted if one or more of the financial institutions with which we have deposits fails or is subject to other adverse conditions in the financial markets.  As of January 1, 2012, we had not experienced any loss or lack of access to our invested cash or cash equivalents in our operating accounts.  However, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets. See Part II, Item 1A“Risk Factors: Global market and economic conditions, including those related to the credit markets, may adversely affect our business and results of operations.”

In addition, as much of our revenues are generated outside the U.S., a significant portion of our cash and investment portfolio accumulates in the foreign countries in which we operate. At January 1, 2012, we had cash, cash equivalents and investments of approximately $240.3 million invested overseas in accounts belonging to various IDT foreign operating entities. While these amounts are primarily invested in U.S. dollars, a portion is held in foreign currencies, and all offshore balances are exposed to local political, banking, currency control and other risks. In addition, these amounts may be subject to tax and other transfer restrictions.

All of our available-for-sale investments are subject to a periodic impairment review. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. This determination requires significant judgment. For publicly traded investments, impairment is determined based upon the specific facts and circumstances present at the time, including a review of the closing price over the length of time, general market conditions and our intent and ability to hold the investment for a period of time sufficient to allow for recovery. Although we believe our portfolio continues to be comprised of sound investments due to high credit ratings and government guarantees of the underlying investments, a further decline in the capital and financial markets would adversely impact the market values of its investments and their liquidity. We continually monitor the credit risk in our portfolio and future developments in the credit markets and make appropriate changes to our investment policy as deemed necessary.  We did not record any impairment loss related to our short-term investments in the three and nine months ended January 1, 2012.

Net cash provided by operating activities for the first nine months of fiscal 2012 was $36.6 million as compared to $71.9 million for the same period in fiscal 2011. This decrease was primarily due to a decrease in net income, adjusted for non-cash and non-operating items offset in part by a decrease in cash used for working capital related items.

Net income, adjusted for non-cash and non-operating items for the first nine months of fiscal 2012 was $40.4 million, which was comprised of net income of $45.7 million, reduced by $45.9 million for a non-operating gain on divestiture and increased by $40.6 million in non-cash adjustments to net income. Significant non-cash items included in net income for the first nine months of fiscal 2012 were depreciation expense of $14.2 million, stock-based compensation expense of $12.6 million, intangible assets amortization expense of $12.1 million and a $2.1 million other-than temporary impairment loss on investments.

For the first nine months of fiscal 2011, net income adjusted for non-cash items was $80.5 million and was comprised of net income of $38.8 million, which was increased by $41.8 million in non-cash adjustments to net income. Significant non-cash items included in net income for the first nine months of fiscal 2011 were depreciation expense of $13.6 million, amortization of intangible assets of $14.9 million and stock-based compensation expense of $13.2 million.

Net cash used by working capital related items was $3.8 million in the first nine months of fiscal 2012. Significant changes in working capital items for the first nine months of fiscal 2012 are listed below.

Cash used for working capital items for the first nine months of fiscal 2012:
•	An increase in inventory of $11.5 million, primarily due to a build-ahead of inventory in anticipation of our wafer fabrication transition to a third party foundry.
•	A decrease in accounts payable of $11.7 million which was primarily attributable to reduced inventory subcontract activities in the third quarter of fiscal 2012 combined with the timing of payments.
•	A decrease in other accrued liabilities and long term liabilities of $8.2 million which was primarily due to decreases in accrued severance costs, supplier obligations and miscellaneous payables.

Cash provided by working capital items for the first nine months of fiscal 2012:
•
A decrease in accounts receivable of $23.4 million in the first nine months of fiscal 2012. This decrease was primarily the result of decreased product shipment levels during the third quarter of fiscal 2012 as compared to the fourth quarter of fiscal 2011.

•	Cash provided by changes in income tax receivable/payable of $1.3 million, due to the timing of payments and accrued tax provisions.
•	An increase in deferred income on shipments to distributors of $1.2 million, as a result of increased distributor inventories.
•
An increase in accrued compensation and related expenses of $0.9 million which was primarily due to increased retention bonus accruals related to restructuring activities combined with increased payroll accruals due to the timing of payroll dates and period end dates which were offset in part by reduced incentive bonus accruals which was due to mid-year payouts made in the third quarter of fiscal 2012.

•	A decrease in prepayments and other assets of $0.9 million. This decrease was primarily attributable to timing differences between prepayments and normal recurring prepaid amortization.

For the first nine months of fiscal 2011, net changes in working capital related items used $8.7 million. Significant changes in working capital items for the first nine months of fiscal 2011 are listed below.

Cash used for working capital items for the first nine months of fiscal 2011:
•
An increase in inventory of $9.6 million, which was due to increased work in process to support increased higher shipment levels combined with the buildup of buffer stock in anticipation of the transition of wafer fabrication activities to a third party foundry.

•
A decrease in other accrued liabilities and long-term liabilities of $5.2 million which was primarily attributable to a decrease in accruals related to our restructuring actions and decreases in supplier obligations, both due to payments made in the first nine months of fiscal 2011

•	A decrease in deferred income on shipments to distributors of $3.3 million which was attributable to a decrease in distributor inventory.
•	A decrease in accounts payable of $1.9 million which was primarily attributable to a decrease in the volume of foundry and subcontractor activity combined with the timing of payments.

Cash provided by working capital items for the first nine months of fiscal 2011:
•	An increase in accrued compensation of $7.8 million which was primarily attributable to increased incentive compensation accruals combined with increased retention bonus accruals.
•	A decrease in prepayments and other assets of $1.4 million which was primarily attributable to timing differences between prepayments and normal recurring prepaid amortization.
•	Cash provided by changes in income tax receivable/payable of $1.4 million, due to the timing of payments and accrued tax provisions.
•	A decrease in accounts receivable of $0.7 million due to timing of collections versus new shipments.

Net cash provided by investing activities was $20.7 million in the first nine months of fiscal 2012 and was comprised of $51.7 million proceeds from divestiture and $2.6 million in proceeds from the sale of a non-marketable equity security which were offset in part by $16.9 million used for purchases of property plant and equipment, $5.0 million used for the purchase of intangible assets, $2.0 million used for the acquisition of Nethra Imaging and a $9.7 million net increase in short-term investments.

For the first nine months of fiscal 2011, net cash used by investing activities was $12.1 million and was comprised of $7.6 million used for purchases of property plant and equipment, $6.2 million for the acquisition of IKOR, $1.2 million held in escrow related to divestitures, and $2.5 million for the purchase of a n on-marketable equity security which was offset in part by a $5.4 million net decrease in short-term investments.

Net cash used in financing activities was $50.9 million in the first nine months of fiscal 2012 and consisted of $62.5 million in repurchases of our common stock, which was partially offset by $11.6 million in proceeds from the employee stock transactions and related tax effects.

For the first nine months of fiscal 2011, net cash used by financing activities was $87.4 million and consisted of $96.9 million in repurchases of common stock which was partially offset by $9.5 million in proceeds from the employee stock transactions and related tax effects.

We anticipate capital expenditures of approximately $20 million to $25 million during the next 12 months to be financed through cash generated from operations and existing cash and investments.

On July 21, 2010, the Company’s Board of Directors approved a plan to repurchase up to $225 million of its common stock.  In fiscal 2011, the Company repurchased 12.8 million shares at an average price of $6.06 per share for a total purchase price of $77.7 million under this plan. During the first nine months of fiscal 2012, the Company repurchased 9.6 million shares at an average price of $6.53 per share for a total purchase price of $62.5 million.  As of January 1, 2012, approximately $84.9 million was available for future purchase under this share repurchase program.  Share repurchases were recorded as treasury stock and resulted in a reduction of stockholders’ equity.

On June 13, 2011, we entered into a Master Repurchase Agreement (the "Repurchase Agreement") with Bank of America, N.A. (“Bank of America”), pursuant to which we have the right, subject to the terms and conditions of the Repurchase Agreement, to sell to Bank of America up to 1,431 shares of Class A preferred shares of one of our wholly owned subsidiaries (the “Subsidiary”), in one or more transactions prior to June 13, 2012 for an aggregate purchase price of $135 million in cash. Pursuant to the Repurchase Agreement, to the extent we sell any such shares to Bank of America, we will be obligated to repurchase from Bank of America and Bank of America will be obligated to resell us, those preferred shares for the aggregate purchase price paid by Bank of America. In such case, and while such shares are outstanding, we will also be obligated to make monthly payments to Bank of America at a floating interest rate of LIBOR plus 2.125% and will have the right to accelerate the repurchase of all or any portion of the shares prior to June 13, 2016.  The Repurchase Agreement also contains certain customary events of default. As of January 1, 2012, we have not sold any preferred stock to Bank of America.

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

We had no outstanding debt at January 1, 2012 and April 3, 2011.

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

Off-balance Sheet Arrangements

As of January 1, 2012, we did not have any off-balance sheet arrangements, as defined under SEC Regulation S-K Item 303(a)(4)(ii).

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

Our interest rate risk relates primarily to our short-term investments of $204.2 million as of January 1, 2012. By policy, we limit our exposure to long-term investments and mitigate the credit risk through diversification and adherence to a policy requiring the purchase of highly rated securities. As of January 1, 2012, our cash, cash equivalents and investment portfolio was concentrated in securities with same day liquidity and at the end of fiscal 2011, a substantial majority of securities in our investment portfolio had maturities of less than two years. Although a hypothetical 10% change in interest rates could have a material effect on the fair value of our investment portfolio at a given time, we normally hold these investments until maturity, which results in no realized impact on results of operations or cash flows. We do not currently use derivative financial instruments in our investment portfolio.

At January 1, 2012, we had no outstanding debt.

We are exposed to foreign currency exchange rate risk as a result of international sales, assets and liabilities of foreign subsidiaries, local operating expenses of our foreign entities and capital purchases denominated in foreign currencies.  We may use derivative financial instruments to help manage our foreign currency exchange exposures.  We do not enter into derivatives for speculative or trading purposes. We performed a sensitivity analysis as of January 1, 2012 and determined that, without hedging the exposure, a 10% change in the value of the U.S. dollar would result in an approximate 0.5% impact on gross profit margin percentage, as we operate manufacturing facility in Malaysia, and an approximate 1.0% impact to operating expenses (as a percentage of revenue) as we operate sales offices in Japan and throughout Europe and design centers in the U.S., China and Canada.

We did not have any currency exposure related to any outstanding capital purchases as of January 1, 2012.

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

At January 1, 2012, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure control and procedures were effective at a reasonable assurance level.  There have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

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

Adverse changes in global financial markets and rapidly deteriorating business conditions in the world’s developed economies in late 2008 and the first half of calendar year 2009 resulted in a significant global economic recession.  Continuing concerns about the impact of high energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market, a declining real estate market in the U.S. and sovereign debt crises in Europe and the U.S. have contributed to instability in both U.S. and international capital and credit markets, weakened demand and diminished expectations for the U.S. and global economy.  These conditions, and the resulting low business and consumer confidence, and high unemployment have contributed to substantial volatility in global capital markets and uncertain demand for our products throughout fiscal 2010, fiscal 2011, and to-date in fiscal 2012.  It is difficult for our customers, our vendors, and us to accurately forecast and plan future business activities in this economic environment.

The economic slowdown resulted in reduced customer spending for semiconductors and weakened demand for our products which had a negative impact on our revenue, gross profit, results of operations and cash flows during fiscal 2010.  Although business conditions improved during the second half of fiscal 2010 and throughout fiscal 2011, global credit markets continue to be volatile driven by the ongoing sovereign debt crises in Europe and sustainable improvement in global economic activity is uncertain. Although the rate of economic growth in the United States as measured by gross domestic product (GDP) was positive throughout fiscal 2011, order rates from our customers have been volatile and unpredictable declining in both the second and third quarters of fiscal 2011.  After rebounding in the fourth quarter of fiscal 2011, customer order rates weakened in the first, second and third quarters of fiscal 2012.  Should the rate of global economic growth falter, customer demand for our products may continue to decline which is likely to have a negative impact on our revenue, gross profit, results of operations and cash flows.  Reduced customer spending and weakened demand may drive the semiconductor industry to reduce product pricing, which would also have a negative impact on our revenue, gross profit and results of operations and cash flows.  In addition, the semiconductor industry has traditionally been highly cyclical and has often experienced significant downturns in connection with, or in anticipation of, deterioration in general economic conditions and we cannot accurately predict how severe and prolonged any downturn might be.

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

On August 6, 2009, we announced a plan to transition the manufacture of products currently produced at our Oregon fabrication facility to TSMC.  In connection with the plan, our management approved a plan to exit wafer production operations at our Oregon fabrication facility.   As a result, starting third quarter of fiscal 2011, we began to build inventory in anticipation of the transition.  Inventory levels have increased through the third quarter of fiscal 2012, to support the wafer fabrication transition and customer qualification of new foundry manufactured products.  However, if customer demand does not develop as we anticipate, it may become necessary for us to write-off or scrap a portion of the transition inventory which could adversely affect our gross margins and operating results.

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

Acquisitions and divestitures are commonplace in the semiconductor industry and we have acquired and divested, and may continue to acquire or divest, businesses and technologies.  Integrating newly acquired businesses or technologies could put a strain on our resources, could be costly and time consuming, and might not be successful.  Acquisitions or divestitures could divert our management’s attention and other resources from other business concerns. In addition, we might lose key employees while integrating new organizations.  Acquisitions and divestitures could also result in customer dissatisfaction, performance problems with an acquired company or technology, dilutive or potentially dilutive issuances of equity securities, the incurrence of debt, the assumption or incurrence of contingent liabilities, or other unanticipated events or circumstances, any of which could harm our business. Consequently, we might not be successful in acquiring or integrating any new businesses, products, or technologies, and might not achieve anticipated revenues and cost benefits. In addition, we might be unsuccessful in finding or completing acquisition or divestiture opportunities on acceptable terms in a timely manner.

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

In addition, we utilize a relatively small number of global and regional distributors around the world, who buy product directly from us on behalf of their customers. For example, three distributors represented 16%, 11%, and 10% of the Company’s net revenues, respectively, for the nine months ended January 1, 2012. In addition, at January 2, 2012, four distributors represented 20%, 12%, 10%, and 10% of the Company’s gross accounts receivable.  If our business relationships with any of these distributors were to diminish or any of these distributors were to file for bankruptcy or otherwise experience significantly adverse financial conditions, our business could be adversely impacted. Because we continue to be dependent on product demand from a small group of OEM end customers and global and regional distributors, any material delay, cancellation or reduction of orders from or loss of these or other major customers could cause our revenue to decline significantly, and we may not be able to reduce the corresponding expenses at the same rate.

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

A majority of the third-party foundries and subcontractors we currently use are located in Malaysia, South Korea, Philippines, Singapore, Taiwan, Thailand, and China.  In addition, we own a test facility in Malaysia.  The risk of an earthquake or tsunami in these Pacific Rim locations is significant, as highlighted by the severe earthquakes and tsunami that struck the northeast coast of Japan in March 2011 and the massive flooding in Thailand in October 2011.  While we did not experience a significant impact on our operation from these disasters, the occurrence of an earthquake, drought, floods, fires, or other natural disaster near any of these locations could cause a significant reduction of end-customer demand, and/or availability of materials, a disruption of the global supply chain, an increase in the cost of products that we purchase, and otherwise interfere with our ability to conduct business. In addition, public health issues, acts of terrorism or other catastrophic events could significantly delay the production or shipment of our products.  Although we maintain insurance for some of the damage that may be caused by natural disasters, our insurance coverage may not be sufficient to cover all of our potential losses and would not cover us for lost business. As a result, a natural disaster in one or more of these regions could have a material adverse effect on our financial condition and results of operations.

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

The costs associated with legal proceedings can be substantial, specific costs are unpredictable and not completely within our control, and unexpected increases in litigation costs could adversely affect our operating results.

We have been involved in legal proceedings, an example of which is described above in Part I, Item 3 "Legal Proceedings."  The costs associated with legal proceedings are typically high, relatively unpredictable, and are not completely within our control.  While we do our best to forecast and control such costs, the costs may be materially more than expected, which could adversely affect our operating results. Moreover, we may become involved in unexpected litigation with additional litigants at any time, which would increase our aggregate litigation costs, and could adversely affect our operating results.  We are not able to predict the outcome of any of any legal action, and an adverse decision in any legal action could significantly harm our business and financial performance.

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

Our results of operations could vary as a result of the methods, estimates, and judgments we use in applying our accounting policies.

The methods, estimates, and judgments we use in applying our accounting policies have a significant impact on our results of operations.  Such methods, estimates, and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and factors may arise over time that leads us to change our methods, estimates, and judgments.  Changes in those methods, estimates, and judgments could significantly affect our results of operations.  In particular, the calculation of stock-based compensation expense under the authoritative guidance requires us to use valuation methodologies that were not developed for use in valuing employee stock options and make a number of assumptions, estimates, and conclusions regarding matters such as expected forfeitures, expected volatility of our share price and the exercise behavior of our employees.  Changes in these variables could impact our stock-based compensation expense and have a significant impact on our gross margins, research and development and selling, general and administrative expenses.

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

International operations add increased volatility to our operating results.

A substantial percentage of our total revenues are derived from international sales, as summarized below:

As a percentage of net revenues	First Nine Months of 2012	Fiscal 2011
Asia Pacific	67%	65%
Americas	14%	16%
Europe	11%	10%
Japan	8%	9%
Total	100%	100%

In addition, our test facility in Malaysia, our design centers in Canada and China, and our foreign sales offices incur payroll, facility, and other expenses in local currencies. Accordingly, movements in foreign currency exchange rates can impact our revenues and costs of goods sold, as well as both pricing and demand for our products.

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

Contract pricing for raw materials and equipment used in the fabrication and assembly processes, as well as for foundry and subcontract assembly services, may also be impacted by currency controls, exchange rate fluctuations and currency devaluations.  We sometimes hedge currency risk for currencies that are highly liquid and freely quoted, but may not enter into hedge contracts for currencies with limited trading volume. In addition, as much of our revenues are generated outside the United States, a significant portion of our cash and investment portfolio accumulates in the foreign countries in which we operate.  On January 1, 2012, we had cash, cash equivalents and investments of approximately $240.3 million invested overseas in accounts belonging to our foreign subsidiaries.  While these amounts are primarily invested in U.S. dollars, a portion is held in foreign currencies, and all offshore balances are exposed to local political, banking, currency control and other risks.  In addition, these amounts may be subject to tax and other transfer restrictions.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information with respect to repurchases of our common stock during the first nine months of fiscal 2012:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 4, 2011 - May 2, 2011	278,927	$7.35	278,927	$145,270,760
May 3, 2011 - May 29, 2011	854,860	$8.36	854,860	$138,125,156
May 30, 2011 - July 3, 2011	1,885,900	$7.75	1,885,900	$123,509,444
July 4, 2011 - July 13, 2011	645,300	$7.38	645,300	$118,651,917
August 1, 2011 - August 28, 2011	2,855,200	$5.83	2,855,200	$102,006,361
August 29, 2011 - October 2, 2011	374,621	$5.74	374,621	$99,856,236
October 3, 2011 - October 30, 2011	1,612,300	$5.43	1,612,300	$91,099,108
October 31, 2011 - Novermber 27, 2011	593,900	$6.06	593,900	$87,500,544
November 28, 2011 - January 1, 2012	469,189	$5.63	469,189	$84,860,878
	9,570,197	$5.74	9,570,197

On July 21, 2010, the Company’s Board of Directors approved a plan to repurchase up to $225 million of its common stock.  In fiscal 2011, the Company repurchased 12.8 million shares at an average price of $6.06 per share for a total purchase price of $77.7 million under this plan. During the first nine months of fiscal 2012, the Company repurchased 9.6 million shares at an average price of $6.53 per share for a total purchase price of $62.5 million.  As of January 1, 2012, approximately $84.9 million was available for future purchase under this share repurchase program.  Share repurchases were recorded as treasury stock and resulted in a reduction of stockholders’ equity.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. REMOVED and RESERVED

ITEM 5. OTHER INFORMATION

None

ITEM 6.    EXHIBITS

(a)   The following exhibits are filed herewith:

Exhibit number	Description

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, dated February 10, 2012.
31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, dated February 10, 2012.
32.1*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350 dated February 10, 2012.
32.2*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended and 18 U.S.C. Section 1350 dated February 10, 2012.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

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

INTEGRATED DEVICE TECHNOLOGY, INC.
Date: February 10, 2012	/S/ THEODORE L. TEWKSBURY III Theodore L.Tewksbury III President and Chief Executive Officer
Date: February 10, 2012	/S/ RICHARD D. CROWLEY, JR. Richard D. Crowley, Jr. Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)