Form 10-K
period 2012-04-01
INTEGRATED DEVICE TECHNOLOGY INC
filed 2012-05-21
CIK 703361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-K
______________________________
(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 1, 2012
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
☐  Large accelerated filer                            ☒   Accelerated filer                            ☐  Non-accelerated filer               ☐ Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $532 million, computed by reference to the last sales price of $5.15 as reported by The NASDAQ Stock Market LLC, as of the last business day of the registrant’s most recently completed second fiscal quarter, October 2, 2011. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of outstanding shares of the registrant's Common Stock, $.001 par value, as of April 30, 2012 was approximately 142,271,904.
DOCUMENTS INCORPORATED BY REFERENCE
Items 10, 11, 12, 13, and 14 of Part III incorporate information by reference from the registrant’s Proxy Statement for the 2012 Annual Meeting of Stockholders.

INTEGRATED DEVICE TECHNOLOGY, INC.
ANNUAL REPORT ON FORM 10-K

PART I

Special Note Regarding Forward-Looking Statements

We have made statements in this Annual Report on Form 10-K in Part I, Item 1-“Business,” Item 1A-“Risk Factors,” Item 3-“Legal Proceedings,” Part II, Item 7-“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this Annual Report that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These statements relate to future events and the future results of Integrated Device Technology, Inc., including expectations for IDT's proposed acquisition of PLX and are based on current expectations, estimates, forecasts and projections about our business and growth prospects, the industry in which we operate and general economic conditions and the beliefs and assumptions of our management.  In addition, in this Annual Report on Form 10-K, the words “expects,” “anticipates,” ”targets,” “goals,” “projects,” “intends,” “plans, “believes,” “seeks, “estimates, “will,” “would,” “could,” “might”, and variations of such words and similar expressions, as they relate to us, our business and our management, are intended to identify such forward-looking statements.  Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved.  Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report under the section entitled “Risk Factors” under Part I, Item 1A and elsewhere in this Annual Report, and in other reports we file with the Securities and Exchange Commission (SEC), including our most recent quarterly reports on Form 10-Q.

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

ITEM 1. BUSINESS

We design, develop, manufacture and market a broad range of low-power, high-performance mixed signal semiconductor solutions for the advanced communications, computing and consumer industries. Currently, we offer communications solutions for customers within the enterprise, data center and wireless markets. Our computing products are designed specifically for storage and server applications and personal computers, while our consumer products focus on solutions for gaming consoles, set-top boxes, digital TV and smart phones . Ultimately, we envision equipping every digital system with an interface based on our silicon.

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

Products and Markets

We offer a broad portfolio of essential semiconductor solutions, including integrated circuits (ICs) that allow digital media to be synchronized, processed and delivered in current and next-generation communications, computing and consumer applications. Among these, we develop solutions that connect digital systems such as processors and memories to the analog world with sight, sound and touch. To accomplish this, our solutions require analog and digital as well as systems expertise. We have successfully expanded our product portfolios targeting applications for – i) Communication Infrastructure; ii) Enterprise Computing ; iii) Consumer Mobility.

Fiscal year 2011 was a critical year for us, as we successfully transitioned into an analog and digital company and enhanced our market leadership capabilities in the timing, serial switching and memory interface markets. In fiscal 2012, we continued to emphasize our growth strategy: defending and growing our core businesses while expanding our potential content in customers’ systems with new analog-intensive mixed signal solutions to achieve higher growth rates.

We measure our business based on two reportable segments: the Communications segment and the Computing and Consumer segment. In fiscal 2012, the Communications segment and the Computing and Consumer segment accounted for approximately 47% and 53%, respectively, of our total revenues of $526.7 million. In fiscal 2011, the Communications segment and the Computing and Consumer segment accounted for approximately 48% and 52%, respectively, of our total revenues of $605.4 million. In fiscal 2010, the Communications segment and the Computing and Consumer segment accounted for approximately 47% and 53%, respectively, of our total revenues of $524.2 million. For further information, see “Note 19 - Segments” in Part II, Item 8 of this Form10-K.

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

Communication Timing Products: Created for networking, communications (SONET/SDH), advanced computing (servers and workstations) and enterprise storage (SAN and NAS) applications, our communication clocks include high-performance and high-reliability frequency generation and clock distribution products enabling clock-tree development, clock synthesizers optimized for Freescale PowerQUICC™ processors, FemtoClock™ ultra-low jitter clock sources, Stratum-compliant jitter attenuation and frequency translation PLLs, surface acoustic wave (SAW) PLL communications modules, voltage-controlled SAW oscillator modules and complementary metal oxide semiconductor (CMOS) crystal oscillator replacements. We are the leading provider of silicon timing solutions, offering a complete portfolio of products for clock generation, distribution, recovery and jitter attenuation to serve numerous computing, consumer and communications applications.

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

Consumer and Computing Timing Products: Optimized for digital consumer applications, such as video game consoles, set-top boxes (cable, satellite and internet protocol (IP)/digital subscriber line (DSL), digital TV and DVD recorders, our consumer clocks consist of custom and off-the-shelf solutions. Products include programmable timing devices that address in-system programming and test, clock redundancy and I/O translation. By directly enhancing design flexibility, portability and reliability, these products also reduce inventory and test costs. Our other consumer clocks include zero-delay buffers, clock synthesizers, voltage-controlled crystal oscillators and spread-spectrum clock generators.

CrystalFree™ Oscillators: Our crystalFree™ products replace quartz-crystal oscillators and passive crystal (XTAL) resonators with advanced technologies, taking advantage of the economies and scale of both semiconductor processes and standard plastic packages. These devices offer a number of advantages over traditional quartz-crystal based products. Customers worldwide are resolving the challenges encountered with quartz-crystal technology by taking advantage of our CrystalFree technology. The CrystalFree Solid-State crystal-oscillator (XO) replacement products are based on over 35 patents (granted or filed) and consume as little as 1/10th the power of XO products. Also known as CMOS oscillators or silicon oscillators, these devices provide significant price saving, lead time, and performance improvements as compared to quartz-crystal oscillators. Our CrystalFree Solid-State resonator replacement products provide performance, integration, and lead-time advantages over crystal (XTAL) resonators with no cost penalty using solid-state active oscillator technology.

CrystalFree™ piezoelectric MEMS (pMEMS™): Our CrystalFree Piezo MEMS (pMEMS™) Oscillator technology is transforming the frequency control market. Combining the advantages of piezoelectric quartz with the advantages and reliability of silicon MEMS resonators, IDT's pMEMS resonator technology combines the strong electromechanical coupling of the piezoelectric material with the stability and low damping of single crystal silicon to create a passive frequency source of unparalleled performance and reliability. Based on over 40 patents (granted or filed), IDT's CrystalFree pMEMS resonators are the world's smallest hermetically-sealed wafer level package (WLP) resonators.

Our computing timing solutions offer a unique combination of features and high performance, enabling leading-edge technologies, such as PCI Express (Generation 2 and 3), as well as fully buffered, dual in-line memory modules. In addition, we provide customized clock solutions, offering optimized feature sets to meet the needs of specific motherboards. We offer the industry’s largest portfolio of computing timing solutions products for all generations of motherboards that are manufactured by Intel, Inc., Via Technologies, Inc., Silicon Integrated Systems (SiS) Corporation. and Advanced Micro Devices, Inc.

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

Power Management Solutions: We offer the industry's first true single-layer wireless transmitter IC and highest-output-power wireless receiver, the widest dynamic range power metering ICs, the industry's first embedded mixed-signal platform Intelligent System Power Solution, the coolRAC™ high-efficiency rack-level system power solution, and HyperGear™ companion power management and timing solutions for improved performance and efficiency.

•
The Power Metering Solutions represent our entry into the smart grid industry with its first family of metering ICs for smart power meters. The Power Metering Solutions feature the widest dynamic range in the industry as well as high accuracy, helping improve the performance of smart meters.

•
The Intelligent System Power Solutions device represents the industry's first embedded mixed-signal platform solution and incorporates a microcontroller, power management, audio and other key functions into a single component. The new

P95020 is a single-chip solution that provides intelligent system power management to help improve battery life in today's portable electronic devices.

•
IDT's Wireless Power Solutions offer the world's first true single-chip wireless power transmitter accompanied by the industry's highest-output-power single-chip receiver solution. In addition, IDT's highly integrated multi-mode transmitter reduces board footprint by 80 percent and solution BOM cost by 50 percent compared to existing solutions.

Signal Integrity Products: Computing and storage applications face increasing signal integrity challenges as data rates continuously rise. The high speed I/O used in today’s systems make cost-effective and reliable PCB design complicated. Our signal integrity products condition signals and help alleviate constraints in computing, storage and communications applications.

Switching Solutions: Our family of PCI Express switching solutions is aimed at high-performance server, storage, embedded and communications applications. Moreover, we offer customers a complete integrated hardware/software development kit that includes evaluation boards, software drivers and a graphical user interface that enables complete system configuration and optimization. Our PCIe Gen1,Gen2 and Gen3 devices are optimized for I/O expansion system interconnects and inter-domain communications.

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

Sales Channels

We sell our semiconductor products through three channels: direct sales to OEMs and EMSs, consignment sales to OEMs and EMSs, and sales through distributors.  Direct sales are managed mainly through our internal sales force and independent sales representatives.  Revenue is recognized on direct sales based on the relevant shipping terms.  During fiscal 2012, direct sales accounted for approximately 19% of our total worldwide revenues.

Consignment sales relate to areas where we have established hubs at or near key customers to allow them quick access to our products.  We retain ownership of the product at consignment locations until the product is pulled by the customer.  Consignment sales are managed by our internal sales team and accounted for approximately 12% of our total worldwide revenues in fiscal 2012.

The majority of our worldwide sales are through distributors.  Our distributors within the U.S. and Europe have rights to price protection, ship from stock pricing credits and stock rotation.  Due to the uncertainty of the amount of the credits related to these programs, revenue is not recognized until the product has been sold by the distributor to an end customer. Within the Asia Pacific region which excludes Japan (“APAC”) and Japan, distributors have limited stock rotation and little or no price protection rights. Revenue is recognized upon shipment to these distributors as we are able to reasonably estimate the amount of pricing adjustments and stock rotation returns.  Revenue recognized on a sell through basis through distribution represented approximately 19% of our total worldwide revenues in fiscal 2012, while revenue through distribution recognized upon shipment represented 50% of our total worldwide revenues in the same period.

Sales through three distributors accounted for 10% or more of our total revenues in fiscal 2012, 2011 and 2010. Sales through, Maxtek and its affiliates, represented approximately 15%, 19% and 21% of our total revenues in fiscal 2012, 2011 and 2010, respectively.  Sales through Avnet, represented approximately 11%, 13% and 11% of our total revenues in fiscal 2012, 2011 and 2010, respectively. Uniquest represented approximately 10% of the Company's revenue in fiscal 2012.  No other distributor, single direct or consignment customer represented 10% or more of our total revenues in fiscal 2012, 2011 and 2010.

Customers

We market our products on a worldwide basis, primarily to OEMs who, in turn, incorporate our products into the customers’ products marketed under their brands. We work closely with our OEM customers to design and integrate current and next generation products to meet the requirements of end users.  Many of our end customer OEMs have outsourced their manufacturing to a concentrated group of global EMSs and original design manufacturers (ODMs), who then buy product directly from us or through our distributors on behalf of the OEM. These EMSs and ODMs have achieved greater autonomy in design win, product qualification and product purchasing decisions, especially for commodity products.  No direct OEM customer accounted for 10% or more of our total revenues in fiscal 2012, 2011 and 2010. However, when sales through all channels are considered, we estimate that end-

customer sales to Cisco Systems, Inc. and/or its wholly-owned subsidiaries represented approximately 11% our revenues in fiscal 2012. No customer accounted for 10% or more of our total revenues in fiscal 2011 or 2010.

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
The revenue from, and activity with, contracts and subcontracts with agencies of, or prime contractors to, the U.S. government, has declined subsequent to the disposition of our military business to Spectrum Control, Inc. in fiscal 2010.  For further information, please see “Note 6 - Divestitures” in Part II, Item 8 of this Annual Report on Form 10-K.

Manufacturing

We currently use third-party foundries that are primarily located in the Asia- Pacific region to manufacture our products. In fiscal 2010, 2011 and 2012, we manufactured wafers at our Oregon wafer fabrication facility which produced 200mm (8-inch) wafers ranging from 0.6-micron to 0.12-micron process technologies. In the fourth quarter of fiscal 2012, we completed the transition of wafer fabrication activities from our facility to third-party foundries. In addition, during the fourth quarter of fiscal 2012, we completed the sale of this facility to Alpha and Omega Semiconductor Limited. We assemble or package products at several different subcontractors in the APAC region.  Utilizing several different subcontractors located in different countries enables us to negotiate lower prices and limits the risk associated with production concentration in one country or company.  The criteria used to select assembly subcontractors include, but are not limited to cost, quality, delivery, and subcontractor financial stability. We perform vast majority of our test operations at our test facility located in Malaysia.  A relatively small amount of test operations are also performed at third party subcontractors in the APAC region.
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

Seasonal Trends

Certain of our products are sold in the computing and consumer end markets which generally have followed annual seasonal trends. Historically, sales of products for these end markets have been higher in the second and third quarters of the fiscal year as consumer purchases of PCs and gaming systems increase significantly in the second half of the calendar year due to back-to-school and holiday demand.

Research and Development

Our research and development efforts emphasize the development and design of proprietary, differentiated, high-performance, low-power analog and mixed-signal semiconductor products. We believe that a sustained level of investment in research and development is necessary to maintain our competitive position. We operate research and development centers in Irvine, San Jose and Sunnyvale, California; Fort Collins, Colorado; Tempe and Tucson, Arizona; Atlanta, Georgia; Austin, Texas; Basking Ridge, New Jersey; Andover, Marlborough and Watertown, Massachusetts; Ann Arbor, Michigan; Ottawa , Canada and Shanghai, China. Research and development expenses, as a percentage of revenues, were approximately 30%, 26% and 26% in fiscal 2012, 2011 and 2010, respectively.

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

We compete with product offerings from numerous companies, including LSI, Conexant Systems, Cypress Semiconductor, Exar, Freescale Semiconductor, Integrated Silicon Solutions, Intel, Maxim Integrated Products, Micrel Inc., Pericom Semiconductor, Philips Electronics, PLX Technology, Realtek Semiconductor, STMicroelectronics, Texas Instruments, Toshiba, Analog Devices, Inphi, Silicon Laboratories, Montage, and Diablo.

Intellectual Property and Licensing

We rely primarily on our patents, trade secrets, contractual provisions, licenses, copyrights, trademarks, and other proprietary rights mechanisms to protect our intellectual property.  We believe that our intellectual property is a key corporate asset, and we continue to invest in intellectual property protection. We also intend to increase the breadth of our patent portfolio. There can be no assurance that any patents issued to us will not be challenged, invalidated or circumvented, that the rights granted thereunder will provide competitive advantages to us or that our efforts to protect our intellectual property rights will be successful.

In recent years, there has been a growing trend of companies resorting to litigation to protect their semiconductor technology from unauthorized use by others. We have been involved in patent litigation, which has adversely affected our operating results. Although we have obtained patent licenses from certain semiconductor manufacturers, we do not have licenses from a number of semiconductor manufacturers with broad patent portfolios.  While we are not knowingly infringing on any of their patents, these semiconductor manufacturers may resort to litigation or other means in an effort to find infringements and force us to obtain licenses to their patents.  Our success will depend in part on our ability to obtain necessary intellectual property rights and protect our intellectual property rights.  While we have filed patent applications, we cannot be certain that these applications will issue into patents or that we will be able to obtain the patent coverage and other intellectual property rights necessary to protect our technology.  Further, we cannot be certain that once granted, the intellectual property rights covered by such patents will not be challenged by other parties.

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

Our manufacturing facilities are subject to numerous environmental laws and regulations, particularly with respect to the storage, handling, use, discharge and disposal of certain chemicals, gases and other substances used or produced in the semiconductor manufacturing process.  Compliance with these laws and regulations has not had a material impact on our capital expenditures, earnings, financial condition or competitive position.  Although we believe that we are fully compliant with all applicable environmental laws and regulations there can be no assurance that current or future environmental laws and regulations will not impose costly requirements upon us.  Any failure by us to comply with applicable environmental laws and regulations could result in fines, suspension of production and legal liability.

Employees

As of April 1, 2012, we had approximately1,800 employees worldwide, with approximately 850 employees located in the United States.  Our future success depends in part on our ability to attract and retain qualified personnel, particularly engineers, who are often in great demand. We have implemented policies enabling our employees to share in our success, including stock option, restricted stock unit, stock purchase and incentive bonus plans. We have never had a work stoppage related to labor issues.  None of our employees are currently represented by a collective bargaining agreement, and we consider our relationship with our employees to be good.

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

Our operating results can fluctuate dramatically.  Our operating results have fluctuated in the past and are likely to vary in the future. Fluctuations in operating results can result from a wide variety of factors, including:

•	global economic conditions, including those related to the credit markets;

•	changes in the demand for and mix of products sold and in the markets we and our customers serve;

•	the cyclicality of the semiconductor industry;

•	the availability of industry-wide wafer processing capacity;

•	the availability of industry-wide and package specific assembly subcontract capacity and related raw materials;

•	competitive pricing pressures;

•	the success and timing of new product and process technology announcements and introductions from us or our competitors;

•	potential loss of market share among a concentrated group of customers;

•	difficulty in attracting and retaining key personnel;

•	difficulty in predicting customer product requirements;

•	production difficulties and interruptions caused by our complex manufacturing and logistics operations;

•	reduced control over our manufacturing and product delivery as a result of our increasing reliance on subcontractors, foundry and other manufacturing services;

•	unrealized potential of acquired businesses and resulting assets impairment;

•	availability and costs of raw materials from a limited number of suppliers;

•	political and economic conditions in various geographic areas;

•
reduced customer demand as a result of the impact from natural and/or man-made disasters which may adversely impact our customer's manufacturing capability or reduce our customer's ability to acquire critical materials or components to manufacture their end products;

•	costs associated with other events, such as intellectual property disputes or other litigation; and

•	legislative, tax, accounting, or regulatory changes or changes in their interpretation.

Global economic conditions, including those related to the credit markets, may adversely affect our business and results of operations.

Adverse changes in global financial markets and rapidly deteriorating business conditions in the world's developed economies in late 2008 and the first half of calendar year 2009 resulted in a significant global economic recession. Continuing concerns about the impact of high energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market, a declining real estate market in the U.S. and sovereign debt crises in Europe and the U.S. have contributed to instability in both U.S. and international capital and credit markets, weakened demand and diminished expectations for the U.S. and global economy. These conditions, and the resulting low business and consumer confidence, and high unemployment have contributed to substantial volatility in global capital markets and uncertain demand for our products throughout fiscal 2010, fiscal 2011, and in fiscal 2012. It is difficult for our customers, our vendors, and us to accurately forecast and plan future business activities in this economic environment.

The economic slowdown resulted in reduced customer spending for semiconductors and weakened demand for our products, which had a negative impact on our revenue, gross profit, results of operations and cash flows during fiscal 2010, 2011 and 2012. Global credit markets continue to be volatile and sustainable improvement in global economic activity is uncertain. Should the rate of global economic growth falter, customer demand for our products may continue to decline, which is likely to have a negative impact on our revenue, gross profit, results of operations and cash flows. Reduced customer spending and weakened demand may drive the semiconductor industry to reduce product pricing, which would also have a negative impact on our revenue, gross profit and results of operations and cash flows. In addition, the semiconductor industry has traditionally been highly cyclical and has often experienced significant downturns in connection with, or in anticipation of, deterioration in general economic conditions and we cannot accurately predict how severe and prolonged any downturn might be.

The cyclicality of the semiconductor industry exacerbates the volatility of our operating results.

The semiconductor industry is highly cyclical. The semiconductor industry has experienced significant downturns, often in connection with product cycles of both semiconductor companies and their customers, but also related to declines in general economic conditions. These downturns have been characterized by volatile customer demand, high inventory levels and accelerated erosion of average selling prices. Any future economic downturns could materially and adversely affect our business from one period to the next relative to demand and product pricing. In addition, the semiconductor industry has experienced periods of increased demand, during which we may experience internal and external manufacturing constraints. We may experience substantial changes in future operating results due to the cyclical nature of the semiconductor industry.

Demand for our products depends primarily on demand in the communications, enterprise computing, personal computer (PC), and consumer markets which can be significantly affected by concerns over macroeconomic issues.

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

We are reliant upon subcontractors and third-party foundries.

We are dependent on third-party subcontractors for all of our assembly operations. We are also dependent on third-party outside foundries for the manufacture of our silicon wafers. Our increased reliance on subcontractors and third-party foundries for our current products increases certain risks because we will have less control over manufacturing quality and delivery schedules, maintenance of sufficient capacity to meet our orders and generally, maintaining the manufacturing processes we require. During the fourth quarter of fiscal 2012, we completed the transfer of our internal wafer fabrication production to outside foundries. Due to production lead times and potential capacity constraints, any failure on our part to adequately forecast the mix of product demand and resulting foundry and subcontractor requirements could adversely affect our operating results. In addition, we cannot be certain that these foundries and subcontractors will continue to manufacture, assemble, package and test products for us on acceptable economic and quality terms, or at all, and it may be difficult for us to find alternatives in a timely and cost-effective manner if they do not do so.

We have made and may continue to make acquisitions and divestitures which could divert management's attention, cause ownership dilution to our stockholders, be difficult to integrate, and/or adversely affect our financial results.

Acquisitions and divestitures are commonplace in the semiconductor industry and we have acquired and divested, and may continue to acquire or divest, businesses and technologies. Integrating newly acquired businesses or technologies could put a strain on our resources, could be costly and time consuming, and might not be successful. Acquisitions or divestitures could divert our management's attention and other resources from other business concerns. In addition, we might lose key employees while integrating new organizations. Acquisitions and divestitures could also result in customer dissatisfaction, performance problems with an acquired company or technology, dilutive or potentially dilutive issuances of equity securities, the incurrence of debt, the assumption or incurrence of contingent liabilities, or other unanticipated events or circumstances, any of which could harm our business. Consequently, we might not be successful in acquiring or integrating any new businesses, products, or technologies, and might not achieve anticipated revenues and cost benefits. In addition, we might be unsuccessful in finding or completing acquisition or divestiture opportunities on acceptable terms in a timely manner.

Our proposed acquisition of PLX Technology, Inc., may not be successfully completed, and even if it is completed, we may not be able to fully realize the anticipated benefits of the acquisition.

On April 30, 2012, we entered into an Agreement and Plan of Merger (Merger Agreement) with PLX Technology, Inc (PLX), pursuant to which we will commence an exchange offer (offer) to purchase all of the outstanding shares of PLX common stock, $0.001 par value, in exchange for consideration, per share of PLX common stock, comprised of (i) $3.50 in cash plus (ii) 0.525 of a share of IDT common stock, without interest and less any applicable withholding taxes, with the ultimate goal of merging PLX with and into one of our wholly owned subsidiaries (merger). The offer and the merger are subject to the satisfaction or, where permissible, waiver of a number of conditions, many of which are out of our control, including there being tendered enough shares of PLX common stock in the offer to constitute a majority of the voting power of PLX common stock outstanding and the expiration of applicable waiting periods under antitrust regulations. As a result, the offer and the merger may not be successfully completed. Furthermore, if the completion of the offer and the merger are substantially delayed, we may not be able to realize the expected benefits of the merger on a timely basis or at all.

Even if the offer and the merger were completed, the successful integration of PLX's business and operations into those of our own and our ability to realize the expected synergies and benefits of the transaction are subject to a number of risks and uncertainties, many of which are outside of our control. These risks and uncertainties include, among other things:

•
our ability to complete the timely integration of organizations, operations, procedures, policies and technologies, as well as the harmonization of differences in the business cultures of the two companies and retention of key personnel;

•	our ability to minimize the diversion of management attention from ongoing business concerns during the process of integrating the two companies;

•	our ability to preserve customer, supplier and other important relationships of both IDT and PLX and resolve potential conflicts that may arise; and

•	our ability to address differences in the business cultures of IDT and PLX to maintain employee morale and retain key employees.

In addition, the offer and the merger may not be accretive and may cause dilution to the combined company's earnings per share, which may negatively affect the price of our common stock following consummation of the offer and the merger. Any failure to realize the full benefits and synergies of the offer and the merger could adversely impact our business, results of operation and financial condition.

We currently expect to take on significant debt to finance the transactions contemplated by the Merger Agreement, and such increased debt levels could adversely affect its business, cash flow and results of operations.

We currently expect to borrow up to $185 million in connection with the consummation of the offer and the merger, which will significantly increase our outstanding indebtedness and interest expense. In order to provide the merger consideration, prepay PLX's bank indebtedness, and pay related fees and expenses, we currently expect to sell shares of preferred stock of one of our wholly-owned subsidiaries to Bank of America, N.A. (Bank of America) pursuant to a master repurchase agreement we signed with Bank of America on June 13, 2011 (the Repurchase Agreement). In addition, we have arranged commitments for $75 million of new financing with J.P. Morgan Securities LLC and J.P. Morgan Chase Bank, N.A. (JPM) in connection with the offer and the merger (the Credit Facility).

The degree to which we are leveraged under the repurchase agreement and the credit facility will increase our interest expense and could have other important consequences, such as:

•	increasing our vulnerability to adverse economic and industry conditions;

•
requiring us to dedicate a significant portion of our cash flow from operations and other capital resources to principal and interest, thereby reducing our ability to fund working capital, capital expenditures and other cash requirements;

•	limiting our flexibility to plan for, or react to, changes and opportunities in, our industry, which may place us at a competitive disadvantage; and

•	limiting our ability to incur additional debt or obtain other additional financing on acceptable terms, if at all.
These financing arrangements, and any restrictions included therein, may have an adverse impact on IDT's business, cash flow and results of operations, and could adversely affect the value of IDT's common stock.
In addition, the terms of the financing obligations under the Repurchase Agreement and the Credit Facility include restrictions, such as affirmative and negative covenants, conditions to the transactions and the pledge of security interests in certain of IDT's assets. A failure to comply with these restrictions could result in a default under the Repurchase Agreement or the Credit Facility or could require us to obtain waivers from Bank of America or JPM for failure to comply with these restrictions. In addition, our ability to meet our obligations, including any repayment obligations, under the Repurchase Agreement and the Credit Facility will depend on our future performance, which will be subject to financial, business, and other factors affecting our operations, many of which are beyond our control. The occurrence of a default that remains uncured or the inability to secure a necessary consent or waiver could have a material adverse effect on IDT's business, financial condition or results of operations.

We build most of our products based on estimated demand forecasts.

Demand for our products can change rapidly and without advance notice. Demand can also be affected by changes in our customers' levels of inventory and differences in the timing and pattern of orders from their end customers. A large percentage of our revenue in the APAC region is recognized upon shipment to our distributors. Consequently, we have less visibility over both inventory levels at our distributors and end customer demand for our products. Further, the distributors have assumed more risk associated with changes in end demand for our products. Accordingly, significant changes in end demand in the semiconductor business in general, or for our products in particular, may be difficult for us to detect or otherwise measure, which could cause us to incorrectly forecast end-market demand for our products. If we are not able to accurately forecast end demand for our products, we may be left with large amounts of unsold products, may not be able to fill all actual orders, and may not be able to efficiently utilize our existing manufacturing capacity or make optimal investment and other business decisions. As a result, we may end up with excess and obsolete inventory or we may be unable to meet customer short-term demands, either of which could have an adverse impact on our operating results.

If we are unable to execute our business strategy successfully, our revenues and profitability may be adversely affected.

Our future financial performance and success are largely dependent on our ability to execute our business strategy successfully. Our present business strategy to be a leading provider of essential mixed signal semiconductor solutions will be affected, without limitation, by: (1) our ability to continue to aggressively manage, maintain and refine our product portfolio including focus on the development and growth of new applications; (2) our ability to continue to maintain existing customers, aggressively pursue and win new customers; (3) our ability to successfully develop, manufacture and market new products in a timely manner; (4) our ability to develop new products in a more efficient manner ; (5) our ability to sufficiently differentiate and enhance of our products; (6) our ability to successfully deploy R&D investment in the areas of displays, silicon timing, power management, signal integrity and radio frequency and (7) our ability to rationalize our manufacturing operations including the transition to wholly outsourced wafer fabrication operations.

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

The markets we serve are characterized by competition, rapid technological change, evolving standards, short product life cycles and continuous erosion of average selling prices. Consequently, our future success will be highly dependent upon our ability to continually develop new products using the latest and most cost-effective technologies, introduce our products in commercial quantities to the marketplace ahead of the competition and have our products selected for inclusion in leading system manufacturers' products. In addition, the development of new products will continue to require significant R&D expenditures. If we are unable to successfully develop, produce and market new products in a timely manner, have our products available in commercial quantities ahead of competitive products or have our products selected for inclusion in products of systems manufacturers and sell them at gross margins comparable to or better than our current products, our future results of operations could be adversely affected. In addition, our future revenue growth is also partially dependent on our ability to penetrate new markets in which we have limited experience and where competitors are already entrenched. Even if we are able to develop, produce and successfully market new products in a timely manner, such new products may not achieve market acceptance. The above described events could have a variety of negative effects on our competitive position and our financial results, such as reducing our revenue, increasing our costs, lowering our gross margin percentage, and ultimately leading to impairment of assets.

We are dependent on a concentrated group of customers for a significant part of our revenues.

A large portion of our revenues depends on sales to a limited number of customers. If these relationships were to diminish, or if these customers were to develop their own solutions or adopt a competitor's solution instead of buying our products, our results could be adversely affected.

Many of our end-customer original equipment manufacturers (OEMs) have outsourced their manufacturing to a concentrated group of global electronics manufacturing service (EMSs) providers and original design manufacturers (ODMs) who then buy products directly from us or from our distributors on behalf of the OEM. These EMSs and ODMs have achieved greater autonomy in the design win, product qualification and product purchasing decisions, especially for commodity products. Competition for the business from EMSs and ODMs is intense and there is no assurance we can remain competitive and retain our existing market share with these customers. If these companies were to allocate a higher share of commodity or second-source business to our competitors instead of buying our products, our results would be adversely affected. Furthermore, as EMSs and ODMs have represented a growing percentage of our overall business, our concentration of credit and other business risks with these customers has increased. Competition among global EMSs and ODMs is intense as they operate on very low margins. If any one or more of our global EMSs or ODMs customers were to file for bankruptcy or otherwise experience significantly adverse financial conditions, our business would be adversely affected as well.

In addition, we utilize a relatively small number of global and regional distributors around the world, who buy product directly from us on behalf of their customers. For example, sales through three distributors represented 15% , 11% and 10% of the Company's net revenues, respectively, for fiscal 2012. In addition, at April 1, 2012, three distributors represented 19%, 16%, and 12% of the Company's gross accounts receivable. If our business relationships with any of these distributors were to diminish or any of these distributors were to file for bankruptcy or otherwise experience significantly adverse financial conditions, our business could be adversely affected. Because we continue to be dependent on product demand from a small group of OEM end customers and global and regional distributors, any material delay, cancellation or reduction of orders from or loss of these or other major customers could cause our revenue to decline significantly.

We are dependent on a limited number of suppliers.

Our manufacturing operations depend upon obtaining adequate raw materials on a timely basis. The number of suppliers of certain raw materials, such as silicon wafers, ultra-pure metals and certain chemicals and gases needed for our products, is very limited. In addition, certain packages for our products require long lead times and are available from only a few suppliers. From time to time, suppliers have extended lead times or limited supply to us due to capacity constraints. Our results of operations would be materially and adversely affected if we were unable to obtain adequate supplies of raw materials in a timely manner or if there were significant increases in the costs of raw materials, or if foundry or assembly subcontractor capacity were not available, or if capacity were only available at unfavorable prices.

Our operations and business could be significantly harmed by natural disasters.

A majority of the third-party foundries and subcontractors we currently use are located in Malaysia, South Korea, Philippines, Singapore, Taiwan, Thailand, and China. In addition, we own a test facility in Malaysia. The risk of an earthquake or tsunami in these Pacific Rim locations is significant, as highlighted by the severe earthquakes and tsunami that struck the northeast coast of

Japan in March 2011 and the massive flooding in Thailand in October 2011. While we did not experience a significant impact on our operation from these disasters, the occurrence of an earthquake, drought, floods, fires, or other natural disaster near any of these locations could cause a significant reduction of end-customer demand and/or availability of materials, a disruption of the global supply chain, an increase in the cost of products that we purchase, and otherwise interfere with our ability to conduct business. In addition, public health issues, acts of terrorism or other catastrophic events could significantly delay the production or shipment of our products. Although we maintain insurance for some of the damage that may be caused by natural disasters, our insurance coverage may not be sufficient to cover all of our potential losses and would not cover us for lost business. As a result, a natural disaster in one or more of these regions could have a material adverse effect on our financial condition and results of operations.

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

As a result of these claims, we may have to discontinue the use of certain processes, license certain technologies, cease the manufacture, use, and sale of infringing products; incur significant litigation costs and damages and develop non-infringing technology. We might not be able to obtain such licenses on acceptable terms or develop non-infringing technology. Further, the failure to renew or renegotiate existing licenses on favorable terms, or the inability to obtain a key license, could materially and adversely affect our business. Future litigation, either as a plaintiff or a defendant, could adversely affect our operating results, as a result of increased expenses, the cost of settled claims, and/or payment of damages.

Our product manufacturing operations are complex and subject to interruption.

From time to time, we have experienced production difficulties, including lower manufacturing yields or products that do not meet our or our customers' specifications, which has resulted in delivery delays, quality problems and lost revenue opportunities. While delivery delays have been infrequent and generally short in duration, we could experience manufacturing problems, capacity constraints and/or product delivery delays in the future as a result of, among other things, the complexity of our manufacturing processes, changes to our process technologies (including transfers to other facilities and die size reduction efforts), and difficulties in ramping production. In addition, any significant quality problems could damage our reputation with our customers and could take focus away from the development of new and enhanced products. These could have a significant negative impact on our financial results.

We are dependent upon electric power and water provided by public utilities where we operate our manufacturing facility. We maintain limited backup generating capability, but the amount of electric power that we can generate on our own is insufficient to fully operate this facility, and prolonged power interruptions and restrictions on our access to water could have a significant adverse impact on our business.

Tax benefits we receive may be terminated or reduced in the future, which would increase our costs.

As a result of our international manufacturing operations, a significant portion of our worldwide profits are in jurisdictions outside the United States, primarily Malaysia, which has granted the Company significant reductions in tax rates. These lower tax rates allow us to record a relatively low tax expense on a worldwide basis. Under current Malaysia law, we are not subject to tax on our operational and investment income. If U.S. corporate income tax laws were to change regarding deferral of manufacturing profits or other matters impacting our operating structure, this would have a significant impact to our financial results.

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

Our financial results may be adversely affected by higher than expected tax rates or exposure to additional tax liabilities. Tax audits may have a material adverse effect on our profitability.

As a global company, our effective tax rate is highly dependent upon the geographic composition of worldwide earnings and tax regulations governing each region in which we operate. We are subject to income taxes in the United States and various foreign jurisdictions, and significant judgment is required to determine worldwide tax liabilities. Our effective tax rate could be adversely affected by changes in the mix of earnings between countries with differing statutory tax rates, in the valuation of deferred tax assets, in tax laws or by material audit assessments, which could affect our profitability. In particular, the carrying value of deferred tax assets, which are predominantly in the United States (U.S.), is dependent upon our ability to generate future taxable income in the United States. In addition, the amount of income taxes we pay is subject to ongoing audits in various jurisdictions, and a material assessment by a governing tax authority such as the Internal Revenue Service in the United States could have a material effect on our profitability.

The costs associated with legal proceedings can be substantial, specific costs are unpredictable and not completely within our control, and unexpected increases in litigation costs could adversely affect our operating results.

We have been involved in various legal proceedings, an example of which is described above in Part I, Item 3 "Legal Proceedings." The costs associated with legal proceedings are typically high, relatively unpredictable, and are not completely within our control. While we do our best to forecast and control such costs, the costs may be materially more than expected, which could adversely affect our operating results. Moreover, we may become involved in unexpected litigation with additional litigants at any time, which would increase our aggregate litigation costs, and could adversely affect our operating results. We are not able to predict the outcome of any of any legal action, and an adverse decision in any legal action could significantly harm our business and financial performance.

The loss of the services of any key personnel may adversely affect our business and growth prospects.

Our performance is substantially dependent on the performance of our executive officers and key employees. The loss of the services of any of our executive officers, technical personnel or other key employees could adversely affect our business. In addition, our future success depends on our ability to successfully compete with other technology firms in attracting and retaining specialized technical and management personnel. If we are unable to identify, hire, and retain highly qualified technical and managerial personnel, our business and growth prospects could be adversely affected.

Our results of operations could vary as a result of the methods, estimates, and judgments we use in applying our accounting policies.

The methods, estimates, and judgments we use in applying our accounting policies have a significant impact on our results of operations. Such methods, estimates, and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and factors may arise over time that leads us to change our methods, estimates, and judgments. Changes in those methods, estimates, and judgments could significantly affect our results of operations. In particular, the calculation of stock-based compensation expense under the authoritative guidance requires us to use valuation methodologies that were not developed for use in valuing employee stock options and make a number of assumptions, estimates, and conclusions regarding matters such as expected forfeitures, expected volatility of our share price and the exercise behavior of our employees. Changes in these variables could affect our stock-based compensation expense and have a significant and potentially adverse affect on our gross margins, research and development and selling, general and administrative expenses.

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

International operations add increased volatility to our operating results.

A substantial percentage of our total revenues are derived from international sales, as summarized below:

(percentage of total revenues)	Fiscal 2012	Fiscal 2011	Fiscal 2010
Asia Pacific	66%	65%	66%
Americas	15%	16%	18%
Japan	8%	9%	8%
Europe	11%	10%	8%
Total	100%	100%	100%

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

Contract pricing for raw materials and equipment used in the fabrication and assembly processes, as well as for foundry and subcontract assembly services, may also be affected by currency controls, exchange rate fluctuations and currency devaluations. We sometimes hedge currency risk for currencies that are highly liquid and freely quoted, but may not enter into hedge contracts for currencies with limited trading volume. In addition, as much of our revenues are generated outside the United States, a significant portion of our cash and investment portfolio accumulates in the foreign countries in which we operate. On April 1, 2012, we had cash, cash equivalents and investments of approximately $243.3 million invested overseas in accounts belonging to our foreign subsidiaries. While these amounts are primarily invested in U.S. dollars, a portion is held in foreign currencies, and all offshore balances are exposed to local political, banking, currency control and other risks. In addition, these amounts may be subject to tax and other transfer restrictions.

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

When the strategic objectives of an investment have been achieved, or if the investment or business diverges from our strategic objectives, we may decide to dispose of the investment. We may incur losses on the disposal of our non-marketable investments. Additionally, for cases in which we are required under equity method accounting to recognize a proportionate share of another company's income or loss, such income or loss may impact our earnings. Gains or losses from equity securities could vary from expectations depending on gains or losses realized on the sale or exchange of securities, gains or losses from equity method investments, and impairment charges for equity and other investments.

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

If our assumptions regarding forecasted cash flow, revenue and margin growth rates of certain long-lived asset groups and reporting units are not achieved, an impairment review may be triggered for the remaining balance of goodwill and long-lived assets prior to the next annual review in the fourth quarter of fiscal 2013, which could result in material charges that could impact our operating results and financial position.

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

Our common stock may experience substantial price volatility.

Our stock price has experienced volatility in the past, and volatility in the price of our common stock may occur in the future, particularly as a result of fluctuations in global economic conditions and quarter-to-quarter variations in our actual or anticipated financial results, or the financial results of other semiconductor companies or our customers. Stock price volatility may also result from product announcements by us or our competitors, or from changes in perceptions about the various types of products we manufacture and sell. In addition, our stock price may fluctuate due to price and volume fluctuations in the stock market, especially in the technology sector, and as a result of other considerations or events described in this section.

We depend on the ability of our personnel, raw materials, equipment and products to move reasonably unimpeded around the world.

Any political, military, world health or other issue which hinders the worldwide movement of our personnel, raw materials, equipment or products or restricts the import or export of materials could lead to significant business disruptions. Furthermore, any strike, economic failure, or other material disruption on the part of major airlines or other transportation companies could also adversely affect our ability to conduct business. If such disruptions result in cancellations of customer orders or contribute to a general decrease in economic activity or corporate spending on information technology, or directly affect our marketing, manufacturing, financial and logistics functions, our results of operations and financial condition could be materially and adversely affected.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We own and operate a test facility in Malaysia (approximately 145,000 square feet). Our Malaysia facility is subject to ground leases. We owned and operated a wafer fabrication facility in Hillsboro, Oregon (approximately 245,000 square feet) until January 2012. In January 2012, we completed the sale of this facility.

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

ITEM 3. LEGAL PROCEEDINGS

For a discussion of legal proceedings, please see “Note 16 – Commitments and contingencies- Litigation” in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our Common Stock is traded on the NASDAQ Global Select Market under the symbol IDTI. The following table shows the high and low sales prices for our Common Stock as reported by the NASDAQ Global Select Market for the fiscal periods indicated:

	High	Low
Fiscal 2012
First Quarter	$8.74	$6.99
Second Quarter	8.10	5.10
Third Quarter	6.46	4.70
Fourth Quarter	7.52	5.47

Fiscal 2011
First Quarter	$7.18	$5.10
Second Quarter	6.25	4.82
Third Quarter	7.28	5.58
Fourth Quarter	8.67	6.26

Stockholders

As of April 30, 2012 there were approximately 718 record holders of our Common Stock. A substantial majority of our shares are held by brokers and other institutions on behalf of individual stockholders.

Dividends

We have never paid cash dividends on our Common Stock. We currently plan to retain any future earnings for use in our business and do not currently anticipate paying cash dividends in the foreseeable future.

Equity Incentive Programs

We primarily issue awards under our equity based plans in order to provide additional incentive and retention to directors and employees who are considered to be essential to the long-rang success of the Company.  Please see “Note 9 – Stock-Based Employee Compensation” in Part II, Item 8 of this Annual Report on Form 10-K.

Other equity plan information required by this Item is incorporated by reference to the information in Part III, Item 12 of this Form 10-K.

Issuer Purchases of Equity Securities

The following table sets forth information with respect to repurchases of our common stock during the fourth quarter of fiscal 2012:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 2, 2012 - January 29, 2012	500,484	$5.82	500,484	$81,948,970
January 30, 2012 - February 26, 2012	318,586	$6.59	318,586	$79,849,484
February 27, 2012 - April 1, 2012	—	$—	—	$79,849,484
Total	819,070	$6.12	819,070

On July 21, 2010, our Board of Directors approved a share repurchase plan to repurchase up to $225 million of our common stock.  The old share repurchase program was canceled upon the approval of the new share repurchase program. In fiscal 2011, we repurchased approximately 12.8 million shares of our common stock at an average price of $6.06 per share for a total purchase price of $77.7 million under this new program.  In fiscal 2012, we repurchased approximately 10.4 million shares of our common stock at an average price of $6.49 per share for a total purchase price of $67.5 million under this new program.  As of April 1, 2012, approximately $79.8 million was available for future purchase under this new share repurchase program.  Share repurchases were recorded as treasury stock and resulted in a reduction of stockholders’ equity.

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

The performance of our stock price shown in the following graph is not necessarily indicative of future stock price performance.

Cumulative Total Return	2007	2008	2009	2010	2011	2012
Integrated Device Technology, Inc.	$100.00	$55.51	$31.26	$39.36	$47.60	$46.37
S&P 500	$100.00	$92.57	$57.43	$82.10	$93.77	$99.13
S&P Semiconductor index	$100.00	$94.41	$60.13	$87.26	$101.64	$109.75

ITEM 6. SELECTED FINANCIAL DATA

The data set forth below are qualified in their entirety by reference to, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes thereto included in this Annual Report on Form 10-K.

Statements of Operations Data

	Fiscal Year Ended
(in thousands, except per share data)	April 1, 2012 (3)	April 3, 2011	March 28, 2010 (4)	March 29, 2009 (5)	March 30, 2008
Revenues (2)	$526,696	$605,389	$524,162	$659,580	$779,824
Net income (loss) from continuing operations (1)(2)	37,323	93,826	64,721	(1,027,403)	45,400
Basic net income (loss) per share- continuing operations (1)(2)	0.26	0.61	0.39	(6.11)	0.24
Diluted net income (loss) per share - continuing operations (1)(2)	0.26	0.60	0.39	(6.11)	0.24

Net cash provided by operating activities	33,777	74,391	52,062	143,775	186,730

Balance Sheets and Other Data

(in thousands)	April 1, 2012	April 3, 2011	March 28, 2010	March 29, 2009	March 30, 2008
Cash, cash equivalents and investments (6)	$325,459	$299,192	$343,189	$296,073	$239,191
Total assets	717,634	727,460	750,945	678,367	1,781,837
Other long-term obligations	16,494	15,808	21,833	14,314	18,364

(1)
During the third quarter of fiscal 2012, we identified errors primarily related to retention bonuses associated with our plan to exit our Oregon manufacturing facility ($6.4 million expense). In addition, we had corrected prior period errors in the first and second quarters of 2012 related to retention bonuses ($0.5 million expense) for certain key employees and accounts payable system related error ($1.0 million benefit) respectively. We have revised the statement of operations data for all affected periods (fiscal 2011 and 2010 included herein) to reflect the correct balances. For more information refer to "Note 2-Revision of Prior Period Financial Statements" in Part II, Item 8 of this Form10-K.

(2)
In fiscal 2012, we completed the sale of certain assets related to IDT's Hollywood Quality Video and Frame Rate Conversion video processing product lines. The results of operations for these discontinued businesses have been segregated and excluded from the continuing operations presented.

(3)	In fiscal 2012, we recognized a gain on divestitures of $20.7 million relating to the sale of our wafer fabrication facility in Hillsboro, Oregon.

(4)
In fiscal 2010, we recognized net gain of $78.3 million on divestitures related to the sale of NWD assets, MNC business and SLE business. See "Note 6 - Other Divestitures (not accounted as discontinued operations)" in Part II, Item 8 of this Form10-K for more information regarding these divestitures.

(5)	In fiscal 2009, we recognized a goodwill impairment charge of $1.0 billion as we determined that the carrying value of our goodwill exceeded the fair value.

(6)	Cash, cash equivalents and investments exclude equity investments not classified as available for sale.

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

Income Taxes.  We account for income taxes under an asset and liability approach that requires the expected future tax consequences of temporary differences between book and tax bases of assets and liabilities be recognized as deferred tax assets and liabilities. Generally accepted accounting principles require us to evaluate the ability to realize the value of our net deferred tax assets on an ongoing basis. A valuation allowance is recorded to reduce the net deferred tax assets to an amount that will more likely than not be realized. Accordingly, we consider various tax planning strategies, forecasts of future taxable income and our most recent operating results in assessing the need for a valuation allowance. In consideration of the ability to realize the value of net deferred tax assets, recent results must be given substantially more weight than any projections of future profitability. Since the fourth quarter of fiscal 2003, we have determined that, under applicable accounting principles, it is more likely than not that we will not realize the value of our net deferred tax assets. Our assumptions regarding the ultimate realization of these assets remained unchanged in fiscal 2012 and accordingly, we continue to maintain a valuation allowance to reduce our deferred tax assets to an amount that is more likely than not to be realized.

We recognize the tax liabilities for uncertain income tax positions taken on our income tax return based on the two-step process prescribed under US GAAP. The first step is to determine whether it is more likely than not that each income tax position would be sustained upon audit. The second step is to estimate and measure the tax benefit as the amount that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority. Estimating these amounts requires us to determine the probability of various possible outcomes. We evaluate these uncertain tax positions on a quarterly basis. This evaluation is based on the consideration of several factors including changes in facts or circumstances, changes in applicable tax law, settlement of issues under audit, and new exposures. If we later determine that the exposure is lower or that the liability is not sufficient to cover our revised expectations, we adjust the liability and effect a related change in our tax provision during the period in which we make such determination.

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

Valuation of Long-Lived Assets and Goodwill.  We own and operate our own manufacturing testing facilities (see Part I of this Form 10-K), and have also acquired certain businesses and product portfolios in recent years. As a result, we have property, plant and equipment, goodwill and other intangible assets. We evaluate these items for impairment on an annual basis, or sooner, if events or changes in circumstances indicate that carrying values may not be recoverable. Triggering events for impairment reviews may include adverse industry or economic trends, significant restructuring actions, significantly lowered projections of profitability, or a sustained decline in our market capitalization. Evaluations of possible impairment and if applicable, adjustments to carrying values, require us to estimate among other factors, future cash flows, useful lives and fair values of our reporting units and assets. Actual results may vary from our expectations.

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

The fair value of employee restricted stock units is equal to the market value of our common stock on the date the award is granted.  We estimate the fair value of employee stock options and the right to purchase shares under the employee stock purchase plan using the Black-Scholes valuation model.  Option-pricing models require the input of highly subjective assumptions, including the expected term of options and the expected price volatility of the stock underlying such options.  In addition, we are required to estimate the number of stock-based awards that will be forfeited due to employee turnover and true up these forfeiture rates when actual results are different from our estimates.  We attribute the value of stock-based compensation to expense using an accelerated method.  Finally, we capitalize into inventory a portion of the periodic stock-based compensation expense that relates to employees working in manufacturing activities.

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

Revision of Prior Period Financial Statements
During the third quarter of fiscal 2012, we identified errors primarily related to retention bonuses associated with our plan to exit our Oregon manufacturing facility ($6.4 million expense). In addition, we had corrected prior period errors in the first and second quarters of 2012 related to retention bonuses ($0.5 million expense) for certain key employees and accounts payable system related issues ($1.0 million benefit) respectively. We assessed the materiality of these errors individually and in the aggregate on prior periods’ financial statements in accordance with the SEC’s Staff Accounting Bulletin No. 99, and concluded that the errors were not material to any of our prior annual or interim financial statements. Further, although we also concluded that correcting the errors, on a cumulative basis, would not be material to the expected results of operations for the year ended April 1, 2012, we elected to revise our previously issued financial statements as permitted in SEC’s Staff Accounting Bulletin No. 108 regarding immaterial revisions. We also elected to revise our previously issued consolidated financial statements the next time they are filed. As each subsequent filing is made in the future, the previous period consolidated financial statements affected by the errors will be revised. We have revised the April 3, 2011 consolidated balance sheet and the consolidated statements of operations for fiscal 2011 and 2010 included herein to reflect the correct balances. Of the above mentioned errors, the amount related to the accounts payable system related issue has been corrected in the accumulated deficit balance as of the end of fiscal 2009 as shown in the consolidated statements of stockholders' equity and will not impact the earnings of prior, current or subsequent filings. The impact of correcting these errors on net income as reported for fiscal 2011 and fiscal 2010 was a reduction of $3.0 million and $1.6 million, respectively. (See "Note 2-Revision of Prior Period Financial Statements" in Part II, Item 8 of this Form10-K).

Recent developments
Credit facility
On June 13, 2011, we entered into a Master Repurchase Agreement (the "Repurchase Agreement") with Bank of America, N.A. (Bank of America), pursuant to which we have the right, subject to the terms and conditions of the Repurchase Agreement, to sell to Bank of America up to 1,431 shares of Class A preferred shares of one of our wholly owned subsidiaries, in one or more transactions prior to June 13, 2012, for an aggregate purchase price of $135 million in cash. Pursuant to the Repurchase Agreement, to the extent we sell any such shares to Bank of America, we will be obligated to repurchase from Bank of America and Bank of America will be obligated to resell to us, those preferred shares for the aggregate purchase price paid by Bank of America. In such case, and while such shares are outstanding, we will also be obligated to make monthly payments to Bank of America at a floating interest rate of LIBOR plus 2.125% and will have the right to accelerate the repurchase of all or any portion of the shares prior to June 13, 2016. In addition, we are obligated to pay retention fees associated with amounts available under the Repurchase Agreement. These retention fees have been recorded as interest expense in our Statement of Operations. The Repurchase Agreement also contains certain customary events of default. As of April 1, 2012, we have not sold any preferred stock to Bank of America. . On May 17, 2012, we entered into an amendment to the Repurchase Agreement which, among other things, extended the availability of the transactions under the Repurchase Agreement until December 13, 2012.
Acquisition of Nethra Imaging
In November, 2011, we completed the acquisition of Nethra Imaging for $2.0 million in cash consideration, of which $0.3 million will be kept in escrow account for a period of one year. As a result of this transaction, IDT has obtained a SerDes team of engineers, rights to technology and a number of customer contracts. The acquisition of Nethra Imaging had no material effect on our fiscal 2012 results of operations.
Acquisition of Fox Electronics
On April 30, 2012, we completed the acquisition of Fox Electronics (Fox), a leading supplier of frequency control products including crystals and crystal oscillators, in an all-cash transaction for approximately $30 million, of which $26 million was paid at closing. The effects of this transaction will be recorded in the first quarter of our fiscal 2013. We believe that the combination of Fox's product portfolio with our award-winning CrystalFree™ oscillators makes us the industry's most comprehensive one-stop shop for frequency control products. In addition, we expect that this acquisition will help accelerate the adoption of CrystalFree™ by enabling customers to purchase pMEMS and CMOS solid-state oscillators alongside traditional quartz-based components through an established and trusted sales channel.

Discontinued operations
In the second quarter of fiscal 2012, we completed the transfer of certain assets related to IDT’s Hollywood Quality Video (HQV) and Frame Rate Conversion (FRC) video processing product lines to Qualcomm pursuant to an Asset Purchase Agreement. The sale of these HQV and FRC video processing assets is intended to allow us to intensify focus on our analog-intensive mixed-signal, timing, and interface solutions. Upon closing of the transaction, Qualcomm paid $58.7 million in cash consideration, of which $6.0 million will be withheld in an escrow account for a period of two years. In the second quarter of fiscal 2012, we recorded a gain of $45.9 million related to this divestiture in fiscal 2012. The HQV and FRC product lines represented a significant portion of our video processing assets. We currently intend to fully divest our remaining video processing product lines and have classified these assets as available for sale. The video processing lines were previously included as part of our Computing and Consumer reportable segment. For financial statement purposes, the results of operations for these discontinued businesses have been segregated from those of the continuing operations and are presented in the consolidated financial statements as discontinued operations. Unless otherwise indicated, the following discussion pertains only to our continuing operations.
Divestiture of wafer fabrication facility
On January 31, 2012, we completed the sale of our wafer fabrication facility located in Hillsboro, Oregon related assets and specific liabilities to Jireh Semiconductor Incorporated, an Oregon corporation and wholly owned subsidiary of Alpha and Omega Semiconductor Limited (AOS) for $26.3 million in cash. We recorded a gain of $20.7 million on this divestiture in fiscal 2012.
Proposed acquisition
On April 30, 2012, we entered into an Agreement and Plan of Merger with PLX Technology, Inc (PLX). The Merger Agreement provides that subject to the terms of the Merger Agreement, we will commence an exchange offer (the Offer) to purchase all of the outstanding shares of PLX common stock, $0.001 par value, in exchange for consideration, per Share, comprised of (i) $3.50 in cash plus (ii) 0.525 of a share of IDT common stock, without interest and less any applicable withholding taxes, and upon the consummation of the offer and subject to the satisfaction of certain conditions, PLX will merge with and into Pinewood Acquisition Corp, our wholly-owned subsidiary (the Merger). We expect the proposed acquisition to expand our core serial switching and interface business. We believe that we and PLX have complementary product sets, technologies and customer bases.
As of the filing date of this Form10-K, the exchange offer had not yet commenced.

Overview

The following table and discussion provide an overview of our operating results from continuing operations for fiscal 2012, 2011 and 2010:

	Fiscal Year End
(in thousands, except for percentage)	April 1, 2012	April 3, 2011	March 28, 2010
Revenues	$526,696	$605,389	$524,162
Gross profit	$280,506	$328,942	$223,784
As a % of revenues	53%	54%	43%
Operating income (loss)	$20,850	$70,857	$(14,822)
As a % of revenues	4%	12%	(3)%
Net income (loss) from continuing operations	$37,323	$93,826	$64,721
As a % of revenues	7%	15%	12%

Our revenues decreased by $78.7 million, or 13% to $526.7 million in fiscal 2012 compared to fiscal 2011.  The decrease was primarily due to a decrease in unit shipments as we experienced reduced overall demand for our products in the communications market segment and the computing and consumer market segment. This overall reduction in demand is consistent with economic conditions within the markets we serve.  Gross profit decreased by $48.4 million in fiscal 2012 as compared to fiscal 2011 primarily as a result of lower revenues. Gross profit as a percentage of net revenues was 53% in fiscal 2012 as compared to 54% in fiscal 2011. Our operating income decreased from $70.9 million in fiscal 2011 to $20.9 million in fiscal 2012 primarily due to lower revenues.   Net income from continuing operations in fiscal 2012 was $37.3 million and includes a $20.7 million gain from sale of our wafer fabrication facility. This compares to fiscal 2011 net income from continuing operations of $93.8 million which included a $20.1 million one-time tax benefit associated with the effective settlement of an IRS audit.  We ended fiscal 2012 with cash and cash equivalents and short-term investments of $325.5 million. We generated $33.8 million in cash from operations in fiscal 2012, received $51.7 million in proceeds from the divestiture of our HQV and FRC video processing business and $18.6 million in proceeds from the sale of our wafer fabrication facility. During fiscal 2012, we repurchased 10.4 million shares of our common stock for a total of $67.5 million. The stock repurchase activity is one element of our overall program to offset dilution from employee stock options and increase return on invested capital, which we believe improves shareholder value over time.

Results of Operations

Revenues

Revenues by segment:	Fiscal Year Ended
(in thousands)	April 1, 2012	April 3, 2011	March 28, 2010
Communications	$248,370	$291,426	$245,438
Computing and Consumer	278,326	313,963	278,724
Total revenues	$526,696	$605,389	$524,162

Product groups representing greater than 10% of net revenues:	Fiscal Year Ended
As a percentage of net revenues	April 1, 2012	April 3, 2011	March 28, 2010
Communications:
Communications timing products	18%	17%	16%
All others less than 10% individually	29%	30%	30%
Total communications	47%	47%	46%

Computing and Consumer:
Consumer and computing timing products	21%	24%	28%
Memory interface products	18%	15%	14%
All others less than 10% individually	14%	14%	12%
Total computing and consumer	53%	53%	54%

Total	100%	100%	100%

Communications Segment
Revenues in our Communications segment decreased $43.1 million, or 15% to $248.4 million in fiscal 2012 as compared to fiscal 2011, as a result of reduced customer demand for products in this segment. In general, demand for most products within this market segment declined in-line with market conditions, with the exception of revenues from our flow control management products which increased 21% as compared to the prior year. This increase resulted from continued growth in demand for our Rapid I/O switching solutions products.
In fiscal 2011, revenues in our Communications segment increased $46.0 million, or 19% compared to fiscal 2010 due to an improved macroeconomic environment and increased unit shipments of our products.  Revenues from our flow control management products more than doubled as a result of the significant growth in demand for our Rapid I/O switching solutions products, along with increased demand for our timing and telecom products in the communications markets.  Revenues from SRAM, FIFO, and digital logic products increased 21% due to the strength in the communication integrated circuit market.

Computing and Consumer Segment

Revenues in our Computing and Consumer segment decreased $35.6 million, or 11% to $278.3 million in fiscal 2012 as compared to fiscal 2011, as a result of reduced demand. In general, demand for most products within this market segment declined in-line with market conditions, with the exception of increased demand for our memory interface products as a result of continued growth in demand for our DDR3 products.

In fiscal 2011, revenues in our Computing and Consumer segment increased $35.2 million, or 13% as compared to fiscal 2010 as a result of the improved global macroeconomic environment, design wins and increased unit shipments of our products. Revenues from our memory interface products increased 18% as a result of strong demand for our DDR3 products.

Revenues by Region

Revenues in fiscal 2012 decreased in all regions as compared to fiscal 2011. Revenues in APAC (excluding Japan), Americas, Japan and Europe accounted for 66%, 15%, 8% and 11%, respectively, of consolidated revenues in fiscal 2012 compared to 65%, 16%, 9% and 10%, respectively, of our consolidated revenues in fiscal 2011. Revenues in APAC, Americas, Japan and Europe accounted for 66%, 18%, 8% and 8%, respectively, of consolidated revenues in fiscal 2010.  The Asia Pacific region continues to be our strongest region, as many of our largest customers utilize manufacturers in that region.

Deferred Income on Shipments to Distributions

Included in the Balance Sheet caption “Deferred income on shipments to distributors” are amounts related to shipments to certain distributors for which revenue is not recognized until our product has been sold by the distributor to an end customer. The components as of April 1, 2012 and March 28, 2010 are as follows:

(in thousands)	April 1, 2012	April 3, 2011
Gross deferred revenue	$17,883	$15,463
Gross deferred costs	(3,620)	(2,610)
Deferred income on shipments to distributors	$14,263	$12,853

The gross deferred revenue represents the gross value of shipments to distributors at the list price billed to the distributor less any price protection credits provided to them in connection with reductions in list price while the products remain in their inventory.  Based on our history, the amount ultimately recognized as revenue is generally less than the gross deferred revenue as a result of ship from stock pricing credits, which are issued in connection with the sell through of the product to an end customer.  As the amount of price adjustments subsequent to shipment is dependent on the overall market conditions, the levels of these adjustments can fluctuate significantly from period to period. Historically, the price adjustments have represented an average of approximately 27% of the list price billed to the customer.  As these credits are issued, there is no impact to working capital as this reduces both accounts receivable and deferred revenue.  The gross deferred costs represent the standard costs (which approximate actual costs) of products we sell to the distributors.

Gross Profit

	Fiscal Year Ended
	April 1, 2012	April 3, 2011	March 28, 2010
Gross Profit (in thousands)	$280,506	$328,942	$223,784
Gross Profit Percentage	53%	54%	43%

Gross profit decreased $48.4 million or 15% in fiscal 2012 compared to fiscal 2011 primarily due to lower revenue levels. Gross profit as a percentage of revenues decreased 1% in fiscal 2012 compared to fiscal 2011. Our gross profit percentage in fiscal 2012 was negatively affected by $4.9 million primarily due to lower fixed manufacturing capacity utilization combined with a $1.8 million increase in charges for excess inventory reserves, which was offset in part by a $3.4 million release of severance and other accrued expenses associated with the transition of wafer fabrication activities. During the fourth quarter of fiscal 2012 we completed the transition of wafer fabrication activities from our Oregon fab to third party foundries. As of April 1, 2012, the balance of inventory buffer stock which has been built in anticipation of the transition of wafer fabrication activities totaled approximately $13 million. We anticipate that, on average, the cost of wafers transferred to third party foundries will be comparable to the cost of wafers manufactured at our Oregon facility during fiscal 2011 and first half of 2012, when manufacturing capacity was fully utilized.  Compared to prior years, we expect our fiscal year 2013 cost of sales and gross margin to be favorably affected by the absence of expenses associated with transfer of fabrication production to third party foundries of $4.6 million, $5.3 million and $2.3 million recorded in fiscal years 2012, 2011 and 2010, respectively. However, given the long term nature of our wafer supply agreement with TSMC, we do expect our future cost per wafer unit to be less volatile when compared to prior years when the cost of sales was affected by periods of idle capacity at our Oregon wafer fabrication facility.

In fiscal 2011, gross profit increased $105.2 million or 47% compared to fiscal 2010 and gross profit percentage increased 11% in fiscal 2011 compared to fiscal 2010.  Our gross profit percentage was positively affected by a favorable shift in the mix of products sold, a higher utilization of our fabrication facility and manufacturing cost reduction initiatives. The utilization of our manufacturing capacity in Oregon increased from approximately 79% of equipped capacity in 2010 to 100% of equipped capacity in fiscal 2011.  In addition, gross profit percentage in fiscal 2011 was positively affected by cost savings from the closure of our test facility in Singapore and consolidation of our test operations in Malaysia.  Our gross profit percentage in fiscal 2010 was negatively affected by $8.4 million related to the sale of acquired inventory valued at fair market value, less an estimated selling cost, associated with our acquisition of Tundra and $5.7 million of restructuring costs, while we had no such charges in fiscal 2011.

Operating Expenses

The following table presents our operating expenses for fiscal years 2012, 2011 and 2010, respectively:

	April 1, 2012		April 3, 2011		March 28, 2010
(in thousands, except for percentages)	Dollar Amount	% of Net Revenues	Dollar Amount	% of Net Revenues	Dollar Amount	% of Net Revenues
Research and development	$158,749	30%	$154,465	26%	$135,683	26%
Selling, General and administrative	$100,907	19%	$103,620	17%	$102,923	20%

Research and Development (R&D)

R&D expense increased $4.3 million, or 3%, to $158.7 million in fiscal 2012 compared to fiscal 2011. The increase was primarily due to a $4.1 million increase in salaries and wages associated with increased R&D headcount combined with $2.8 million in increase in outside R&D consulting expenses, which were offset in-part by a $4.1 million reduction in accrued variable incentive compensation expenses.

R&D expense increased $18.8 million, or 14%, to $154.5 million in fiscal 2011 compared to fiscal 2010.  The increase was primarily attributable to a $8.0 million increase in variable incentive compensation expense, a $6.6 million increase in salaries and wages and other employee benefits costs partially due to an additional one week of operations in fiscal 2011 and $2.2 million increase in R&D software license costs.

Selling, General and Administrative (SG&A)

SG&A expenses decreased $2.7 million, or 3%, to $100.9 million in fiscal 2012 compared to fiscal 2011.  The decrease was primarily the result of a $1.7 million decrease in variable incentive compensation, a $1.5 million decrease in outside professional fees for legal, tax and other services, a $0.8 million decrease in intangible amortization expenses, a $0.7 million decrease in sales representative commissions and a $0.6 million decrease in depreciation and equipment expenses which were offset in part by a $3.0 million increase in salaries and wages and other employee benefit costs.

SG&A expenses increased $0.7 million, or 1%, to $103.6 million in fiscal 2011 compared to fiscal 2010.  The increase in SG&A was primarily due to a $3.3 million increase in variable incentive compensation expense and a $3.5 million increase in salaries and wages and other employee benefit costs partially due to an additional one week of operations in fiscal 2011, a $2.3 million increase in sales representative commissions and other selling costs attributable to higher revenues in fiscal 2011.  Partially offsetting these increases was a $2.4 million decrease in outside professional fees for legal, tax and other services primarily attributable to lower acquisition and litigation activities in fiscal 2011 and a $5.6 million decrease in severance expense.

Other-Than-Temporary Impairment Loss on Investment

We account for our equity investments in privately held companies under the cost method. These investments are subject to periodic impairment review and measured and recorded at fair value when they are deemed to be other-than-temporarily impaired. In determining whether a decline in value of our investments has occurred and is other than temporary, an assessment is made by considering available evidence, including the general market conditions, the investee’s financial condition, near-term prospects, market comparables and subsequent rounds of financing. The valuation also takes into account the investee’s capital structure, liquidation preferences for its capital and other economic variables. The valuation methodology for determining the decline in value of non-marketable equity securities is based on inputs that require management judgment. In fiscal 2012, we determined that the value of two of our non-marketable private equity investments were impaired and we recorded $3.4 million in other-than temporary impairment losses during the period. We did not recognize any impairment losses in fiscal 2011 and fiscal 2010.

Restructuring Charges
During fiscal 2012, we recorded $3.6 million in restructuring expenses for employee retention costs in connection with our plans to fully divest remaining video processing product lines. These costs have been recorded to discontinued operations. As of April 1, 2012, the total accrued balance for employee retention costs related to this restructuring action was $3.6 million. We expect to complete this restructuring action in the second quarter of fiscal 2013.
We approved a restructuring plan to exit wafer production operations at our Oregon fabrication facility in fiscal 2010 in connection with our plan to transition the manufacture of products to Taiwan Semiconductor Manufacturing Limited ('TSMC"). As a result, we accrued restructuring expenses of $4.8 million for severance payments and other benefits associated with this restructuring action in fiscal 2010. During fiscal 2012, we decreased this accrual by $3.1 million based on the actual number of employees who were offered employment with the acquirer of the wafer fabrication facility. During fiscal 2012, we also recorded a prior period adjustment of $4.1 million for employee retention costs associated with this restructuring action. See "Note 2-Revision of Prior Period Financial Statements" in Part II, Item 8 of this Form10-K for prior period adjustments. An additional $2.5 million for employee retention costs was recorded in fiscal 2012. As of April 1, 2012, the total accrued balance for severance and retention costs related to this restructuring was $1.0 million. We expect to complete this restructuring action in the first quarter of fiscal 2013.

In connection with discontinuing manufacturing operations at our Singapore facility in the fourth quarter of fiscal 2010, we exited its leased facility in Singapore in the first quarter of fiscal 2011. As a result, we recorded lease impairment charges of approximately $0.5 million in fiscal 2011, which represented the future rental payments under the agreements, reduced by an estimate of sublease incomes, and discounted to present value using an interest rate applicable to us. These charges were recorded as cost of goods sold. As of April 1, 2012, the remaining accrued lease liabilities were $0.1 million. We expect to pay off the facility lease charges through the third quarter of fiscal 2013.

In connection with the divestiture of Silicon Logic Engineering business in the third quarter of fiscal 2010, we exited certain leased facilities. As a result, we recorded lease impairment charges of approximately $0.9 million, which represented the future rental payments under the agreements, reduced by an estimate of sublease incomes, and discounted to present value using an interest rate applicable to us. We completed the restructuring plan in fiscal 2012.

 Gain on Divestitures (not accounted as discontinued operations)

As discussed above, in fiscal 2012 we recorded gain on divestiture of $20.7 million on sale of our wafer fabrication facility in Oregon.

In fiscal 2010, we recorded a net gain on divestitures of $78.3 million. This included a $82.7 million gain on the sale of certain assets related to network search engine business to NetLogic Microsystems, Inc., a loss of $0.2 million on sale of certain assets and transfer of certain liabilities related to the Silicon Logic Engineering (SLE) business to Open Silicon Inc and a loss of $4.3 million related to the sale of certain assets and transfer of certain liabilities related to our military business to Spectrum Control, Inc.

Interest Income and Other, Net

The components of interest income and other, net are summarized as follows:

	Fiscal Year Ended
(in thousands)	April 1, 2012	April 3, 2011	March 28, 2010
Interest income	$459	$1,051	$1,741
Interest expense	(1,319)	(35)	(56)
Other income (expense), net	(258)	2,681	2,192
Interest income and other, net	$(1,118)	$3,697	$3,877

Interest income decreased $0.6 million in fiscal 2012 compared to fiscal 2011, primarily due to lower average earnings on cash and investment balances. Interest expense increased in fiscal 2012 compared to fiscal 2011 by $1.3 million due to interest charges associated with the credit facility with Bank of America which was established in the first quarter of fiscal 2012.  Increase in Other expense of $2.9 million in fiscal 2012 compared to fiscal 2011, was primarily attributable to decrease in value of our our deferred compensation plan assets.

Interest income decreased $0.7 million in fiscal 2011 compared to fiscal 2010, primarily due to lower average interest rates and lower cash and investment balances during fiscal 2011compared to fiscal 2010.  Other income (expense), net increased $0.5 million, primarily attributable to a decrease in foreign currency loss and an increase in gain from sale and retirement of our fixed assets in fiscal 2011 compared to fiscal 2010.

Income Tax Expense (Benefit)

We recorded an income tax provision of $0.2 million in fiscal 2012, an income tax benefit of $19.4 million in fiscal 2011 and an income tax provision of $2.5 million in fiscal 2010.  The income tax provision in fiscal 2012 was primarily due to foreign tax expenses. The income tax benefit in fiscal 2011 was primarily attributable to a one-time tax benefit of $20.1 million associated with the effective settlement of an IRS audit for the fiscal years from 2001 to 2008.  In the fourth quarter of fiscal 2011, we entered into a Closing Agreement with the IRS on the “buy-in payment” for our tax structure and Extraterritorial Income Exclusion for exported products outside the U.S.  The total tax adjustments increased taxable income and reduced our net operating loss carryforward by $59.5 million. We recorded an income tax provision of $2.5 million in fiscal 2010, which primarily reflected income tax provision for the sale of the NWD assets and MNC business, the true-up of the federal income tax returns for fiscal 2009, current U.S. and state taxes and foreign income taxes.  This was offset by income tax benefits for the true-up of the state fiscal 2009 income tax returns and the U.S. refundable research and development credit.

As of April 1, 2012, we continued to maintain a valuation allowance against our net U.S. and foreign deferred tax assets, as we could not conclude that it is more likely than not that we will be able to realize our U.S. and foreign deferred tax assets in the foreseeable future. We will continue to evaluate the release of the valuation allowance on a quarterly basis.

Liquidity and Capital Resources

Our cash and cash equivalents and short-term investments were $325.5 million at April 1, 2012, an increase of $26.3 million compared to April 3, 2011.  We had no outstanding debt at April 3, 2011 and March 28, 2010. As discussed above, we have a credit facility with Bank of America under which we can sell preferred shares of our wholly owned subsidiary to the bank for up to $135 million in cash prior to December 13, 2012, but to the extent we sell any such shares, we are obligated to repurchase it from the bank prior to June 13, 2016.
Cash Flows from Operating Activities
Net cash provided by operating activities totaled $33.8 million in fiscal 2012 compared to $74.4 million in fiscal 2011 and $52.1 million in fiscal 2010. Cash provided by operating activities in fiscal 2012 consisted of our net income, as adjusted to exclude gain on divestitures of $66.6 million and depreciation, amortization and other non-cash items totaling $54.9 million; and cash used for working capital requirements primarily related to decreases in accounts payable, other accrued liabilities and accrued compensation partially offset by decrease in accounts receivable. Decrease in accounts payable of $12.2 million was primarily attributable to reduced inventory subcontract activities in the fourth quarter of fiscal 2012 combined with the timing of payments. Decrease in other accrued liabilities of $13.2 million was primarily due to decreases in accrued severance costs, supplier obligations and miscellaneous payables. Accrued compensation decreased by $5.8 million primarily due to mid-year payouts made in the third quarter of fiscal 2012 and reduced incentive bonus accruals for fiscal 2012 as compared to fiscal 2011. Decrease in accounts receivable of $21.2 million was primarily the result of decrease in sales.
In fiscal 2011, net cash provided by operating activities consisted of our net income, as adjusted to exclude depreciation, amortization and other non-cash items totaling $54.4 million, and cash used for working capital requirements primarily related to increase in accounts receivable and inventory partially offset by decrease in income tax payable.  Increase in accounts receivable of $12.0 million was primarily attributable to the increase in sales and timing of shipments. Increase in inventory of $15.3 million was primarily attributable to increased inventory in work in process to support increased higher shipment levels combined with our build-ahead of inventory in anticipation of our wafer fabrication transition to the third party foundry.  The decrease in income tax payable of $19.5 million was due to our effective tax settlement with the IRS in the fourth quarter of fiscal 2011.
In fiscal 2010, net cash provided by operating activities consisted of our net income, as adjusted to exclude gain on divestitures of $78.3 million and depreciation, amortization and other non-cash items totaling $61.5 million; and cash used for working capital requirements primarily related to decrease in inventories, increase in other accrued liabilities, increase in accounts payable partially offset by an increase in accounts receivable. Decrease in inventory of $26.2 million was primarily attributable to our efforts to align our inventory levels to meet current demand. Increase in other accrued liabilities of $3.7 million was primarily attributable to an increase in accruals related to our restructuring actions, deferred gain related to the agreement signed in connection with divestiture of our NWD assets and an increase in the fair value of our executive deferred compensation plan due to stock market performance improvement in fiscal 2010. Increase in accounts receivable of $13.8 million was due to higher level of shipments in the fourth quarter of fiscal 2010. Increase in accounts payable of $8.2 million was primarily attributable to the timing of payments and increase in the volume of foundry and subcontractor activity.
Cash Flows from Investing Activities
Net cash provided by investing activities in fiscal 2012 was $47.5 million compared to net cash used by investing activities of $0.4 million in fiscal 2011 and of $52.7 million in fiscal 2010.  Net cash provided by investing activities in fiscal 2012 primarily consisted of $70.2 million of proceeds from divestitures, net proceeds of $4.0 million from sale of short-term investments and receipt of $2.6 million on sale of a non-marketable security partially offset by $22.4 million of expenditures to purchase capital equipment, $5.0 million paid for purchase of intangible assets and $2.0 million paid for acquisition of Nethra Imaging business.

In fiscal 2011, net cash used by investing activities primarily consisted of expenditure of $12.5 million to purchase capital equipment, payment of $7.4 million for IKOR acquisition and purchase of non-marketable security of $5.5 million partially offset by net proceeds from sale of short-term investments of $25.0 million.

In fiscal 2010, net cash used by investing activities primarily consisted of payment of $85.0 million for acquisitions, expenditure of $12.9 million to purchase capital equipment, $63.2 million of net purchases of short-term investment partially offset by net cash proceeds from the divestiture activities of $109.4 million.
Cash Flows from Financing Activities
Net cash used in financing activities was $50.6 million in fiscal 2012 as compared to $90.8 million in fiscal 2011 and $15.2 million in fiscal 2010.

Cash used in financing activities in fiscal 2012, was primarily due to repurchases of approximately $67.5 million of IDT common stock, partially offset by proceeds of approximately $16.3 million from the exercise of employee stock options and the issuance of stock under our employee stock purchase plan.

In fiscal 2011, cash used in financing activities was primarily the result of repurchases of approximately $107.6 million of IDT common stock, partially offset by proceeds of approximately $15.3 million from the exercise of employee stock options and the issuance of stock under our employee stock purchase plan.

In fiscal 2010, cash used in financing activities was primarily due to repurchase of $24.4 million of IDT common stock, partially offset by proceeds of approximately $7.3 million from the exercise of employee stock options and the issuance of stock under our employee stock purchase plan.

We anticipate capital expenditures of approximately $30 million to $35 million during fiscal 2013 to be financed through cash generated from operations and existing cash and investments.

Cash equivalents are highly liquid investments with original maturities of three months or less at the time of purchase. We maintain the cash and cash equivalents with reputable major financial institutions. Deposits with these banks may exceed the Federal Deposit Insurance Corporation (FDIC) insurance limits or similar limits in foreign jurisdictions. These deposits typically may be redeemed upon demand and, therefore, bear minimal risk. In addition, a significant portion of cash equivalents is concentrated in money market funds which are invested primarily in U.S. government treasuries. While we monitor daily the cash balances in our operating accounts and adjust the balances as appropriate, these balances could be affected if one or more of the financial institutions with which we deposit fails or is subject to other adverse conditions in the financial markets. As of April 1, 2012, we had not experienced any loss or lack of access to our invested cash or cash equivalents in our operating accounts.  However, we can provide no assurances that access to our invested cash and cash equivalents will not be affected by adverse conditions in the financial markets. See Item 1A-“Risk Factors: Global Market and Economic Conditions, including those related to the credit markets, may adversely affect our business and results of operations.”

In addition, as much of our revenues are generated outside the U.S., a significant portion of our cash and investment portfolio accumulates in the foreign countries in which we operate. At April 1, 2012, we had cash, cash equivalents and investments of approximately $243.3 million invested overseas in accounts belonging to various IDT foreign operating entities. While these amounts are primarily invested in U.S. dollars, a portion is held in foreign currencies, and all offshore balances are exposed to local political, banking, currency control and other risks. In addition, these amounts may be subject to tax and other transfer restrictions.

All of our short-term investments which are classified as available-for-sale investments are subject to a periodic impairment review. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. This determination requires significant judgment. For publicly traded investments, impairment is determined based upon the specific facts and circumstances present at the time, including a review of the closing price over the length of time, general market conditions and our intent and ability to hold the investment for a period of time sufficient to allow for recovery. Although we believe the portfolio continues to be comprised of sound investments due to high credit ratings and government guarantees of the underlying investments, a further decline in the capital and financial markets would adversely impact the market values of its investments and their liquidity. We continually monitor the credit risk in our portfolio and future developments in the credit markets and make appropriate changes to our investment policy as deemed necessary. We did not record any other-than-temporary impairment charges related to our short-term investments in fiscal 2012 and fiscal 2011.
Contractual Obligations and Commercial Commitments
The following table summarizes our contractual arrangements at April 1, 2012 and the expected timing and effects of these commitments on our liquidity and cash flow in future periods:

	Payments Due by Period
		Less Than	2-3	4-5
(in thousands)	Total	1 Year	Years	Years	Thereafter
Operating leases	$11,889	$4,193	$4,792	$2,398	$506
Other supplier obligations (1)	21,338	11,723	9,171	444	—

(1)	Other supplier obligations represent payments due under various software design tool and technology license agreements.

As of April 1, 2012, our unrecognized tax benefits were $25.4 million, of which $0.7 million are classified as long-term liabilities and $24.7 million which are netted against deferred tax assets. In addition, we have $14.9 million of amounts payable related to obligations under our deferred compensation plan, which are classified as long-term liabilities. At this time, we are unable to make a reasonably reliable estimate of the timing of payments, if any, in individual years due to uncertainties in the timing or outcomes of either actual or anticipated tax audits and the timing of employee departures.  As a result, these amounts are not included in the table above.

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

As discussed above, on April 30, 2012 we entered in an agreement with PLX Technology, Inc to purchase all outstanding shares of PLX Technology for approximately $330 million which we expect to fund with cash and common stock.

We believe that existing cash and investment balances, together with cash flows from operations and credit facilities, will be sufficient to meet our working capital and capital expenditure needs through at least fiscal 2013. We may choose to investigate other financing alternatives; however, we cannot be certain that additional financing will be available on satisfactory terms.

Off-Balance Sheet Arrangements

As of April 1, 2012, we did not have any off-balance sheet arrangements, as defined under SEC Regulation S-K Item 303(a)(4)(ii), other than the items discussed in Note 16 – Commitment and Contingencies- Commitments (Operating leases)” in Part II, Item 8 of this Annual Report on Form 10-K.

Recent Accounting Pronouncements

For further information, please see “Note 1—Summary of Significant Accounting Policies” in Part II, Item 8 of this Annual Report on Form 10-K.

Related Party Transactions

For further information, please see “Note 22—Related Party Transactions” in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our interest rate risk relates primarily to our short-term investments of 190.5 million and 194.5 million as of April 1, 2012 and April 3, 2011, respectively.  By policy, we limit our exposure to long-term investments and mitigate the credit risk through diversification and adherence to a policy requiring the purchase of highly rated securities. As of April 1, 2012 and April 3, 2011, the Company’s cash, cash equivalents and investment portfolio was concentrated in securities with same day liquidity and at the end of fiscal 2012, a substantial majority of securities in our investment portfolio had maturities of less than two years. A hypothetical 10% change in interest rates will not have a material effect on the value of our investment portfolio as of April 1, 2012.  We do not currently use derivative financial instruments in our investment portfolio.

At April 1, 2012 and April 3, 2011, we had no outstanding debt.

We are exposed to foreign currency exchange rate risk as a result of international sales, assets and liabilities of foreign subsidiaries, local operating expenses of our foreign entities and capital purchases denominated in foreign currencies.  We may use derivative financial instruments to help manage our foreign currency exchange exposures.  We do not enter into derivatives for speculative or trading purposes. We have foreign exchange facilities used for hedging arrangements with banks that allow the Company to enter into foreign exchange contracts totaling approximately $20.0 million, all of which was available at April 1, 2012. We performed a sensitivity analysis as of April 1, 2012 and April 3, 2011 and determined that, without hedging the exposure, a 10% change in the value of the U.S. dollar would result in an approximate 0.5% and 0.4% impact on gross profit margin percentage, as we operate manufacturing testing facility in Malaysia, and an approximate 1.2% and 0.9% impact to operating expenses (as a percentage of revenue) as we operate sales offices in Japan and throughout Europe and design centers in the U.S., China, and Canada.  At April 1, 2012 and April 3, 2011, we had no outstanding foreign exchange contracts.

We did not have any currency exposure related to any outstanding capital purchases as of April 1, 2012 and April 3, 2011.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Integrated Device Technology, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index appearing under item 15(a)(1), present fairly, in all material respects, the financial position of Integrated Device Technology, Inc. and its subsidiaries at April 1, 2012 and April 3, 2011, and the results of their operations and their cash flows for each of the three years in the period ended April 1, 2012 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index under item 15(a)(2)  presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 1, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Jose, CA
May 21, 2012

INTEGRATED DEVICE TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)	April 1, 2012	April 3, 2011
Assets
Current assets:
Cash and cash equivalents	$134,924	$104,680
Short-term investments	190,535	194,512
Accounts receivable, net of allowances of $3,009 and $4,568	60,609	81,798
Inventories	71,780	67,041
Income tax receivable	417	1,653
Prepayments and other current assets	23,267	22,276
Total current assets	481,532	471,960
Property, plant and equipment, net	69,984	67,754
Goodwill	96,092	104,020
Acquisition-related intangible assets, net	40,548	51,021
Deferred non-current tax assets	179	2,034
Other assets	29,299	30,671
Total assets	$717,634	$727,460
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$25,211	$35,419
Accrued compensation and related expenses	26,156	32,784
Deferred income on shipments to distributors	14,263	12,853
Deferred tax liabilities	421	2,224
Other accrued liabilities	13,443	30,886
Total current liabilities	79,494	114,166
Deferred tax liabilities	1,552	1,513
Long-term income tax payable	706	712
Other long-term liabilities	16,494	15,808
Total liabilities	98,246	132,199
Commitments and contingencies (Note 16)
Stockholders' equity:
Preferred stock: $.001 par value: 10,000 shares authorized; no shares issued	—	—
Common stock: $.001 par value: 350,000 shares authorized; 142,194 and 148,352 shares outstanding at April 1, 2012 and April 3, 2011, respectively	142	148
Additional paid-in capital	2,377,315	2,343,726
Treasury stock at cost: 90,426 shares and 80,037 shares at April 1, 2012 and April 3, 2011, respectively	(977,296)	(909,824)
Accumulated deficit	(782,136)	(840,596)
Accumulated other comprehensive income	1,363	1,807
Total stockholders' equity	619,388	595,261
Total liabilities and stockholders' equity	$717,634	$727,460

The accompanying notes are an integral part of these consolidated financial statements.
INTEGRATED DEVICE TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
(In thousands, except per share data)	April 1, 2012	April 3, 2011	March 28, 2010
Revenues	$526,696	$605,389	$524,162
Cost of revenues	246,190	276,447	300,378
Gross profit	280,506	328,942	223,784
Operating expenses:
Research and development	158,749	154,465	135,683
Selling, general and administrative	100,907	103,620	102,923
Total operating expenses	259,656	258,085	238,606
Operating income (loss)	20,850	70,857	(14,822)
Gain on divestitures	20,656	—	78,306
Other-than-temporary impairment loss on investments	(2,797)	—	—
Interest income and other, net	(1,118)	3,697	3,877
Income before income taxes from continuing operations	37,591	74,554	67,361
Income tax expense (benefit)	268	(19,272)	2,640
Net income from continuing operations	$37,323	$93,826	$64,721

Discontinued operations:
Gain from divestiture	45,939	—	—
Loss from discontinued operations before income taxes	(24,891)	(24,260)	(26,390)
Benefit from income taxes	(89)	(85)	(92)
Net income (loss) from discontinued operations	21,137	(24,175)	(26,298)

Net income	$58,460	$69,651	$38,423

Basic net income per share- continuing operations	$0.26	$0.61	$0.39
Basic net income (loss) per share -discontinued operations	$0.15	$(0.16)	$(0.16)
Basic net income per share	$0.41	$0.45	$0.23

Diluted net income per share - continuing operations	$0.26	$0.60	$0.39
Diluted net income (loss) per share -discontinued operations	$0.14	$(0.15)	$(0.16)
Diluted net income per share	$0.40	$0.45	$0.23

Weighted average shares:
Basic	143,958	154,511	165,408
Diluted	145,848	155,918	165,961

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
(in thousands)	April 1, 2012	April 3, 2011	March 28, 2010
Cash flows provided by operating activities:
Net income	$58,460	$69,651	$38,423
Adjustments:
Depreciation	18,818	17,986	22,118
Amortization of intangible assets	16,489	19,932	21,073
Assets impairment	—	—	1,602
Gain from divestitures	(66,595)	—	(78,306)
Stock-based compensation expense, net of amounts capitalized in inventory	16,795	16,529	16,674
Other-than temporary impairment loss on investments	2,797	—	—
Deferred tax provision	90	120	58
Tax benefit from share based payment arrangements	(562)	(1,487)	432
Changes in assets and liabilities (net of amounts acquired):
Accounts receivable, net	21,189	(12,005)	(13,826)
Inventories	(4,802)	(15,280)	26,244
Prepayments and other assets	(637)	1,808	2,686
Accounts payable	(12,154)	978	8,231
Accrued compensation and related expenses	(5,767)	10,357	1,807
Deferred income on shipments to distributors	1,410	(5,908)	(123)
Income taxes payable and receivable	1,439	(19,476)	1,296
Other accrued liabilities and long-term liabilities	(13,193)	(8,814)	3,673
Net cash provided by operating activities	33,777	74,391	52,062
Cash flows provided by (used) for investing activities:
Acquisitions, net of cash acquired	(1,957)	(6,247)	(85,000)
Cash in escrow related to acquisitions	—	(1,160)	—
Proceeds from divestitures	70,242	—	109,434
Purchases of property, plant and equipment, net	(22,396)	(12,510)	(12,927)
Purchase of intangible assets	(5,000)	—	—
Proceeds from sale of non-marketable security	2,619	—	—
Purchases of non-marketable securities	—	(5,500)	(1,000)
Purchases of short-term investments	(492,672)	(447,032)	(325,510)
Proceeds from sales of short-term investments	295,908	42,613	53,635
Proceeds from maturities of short-term investments	200,743	429,413	208,639
Net cash provided by (used) for investing activities	47,487	(423)	(52,729)
Cash flows used for financing activities:
Proceeds from issuance of common stock	16,288	15,296	7,336
Repurchase of common stock	(67,472)	(107,607)	(24,370)
Excess tax benefit from share based payment arrangements	562	1,487	1,824
Net cash used for financing activities	(50,622)	(90,824)	(15,210)
Effect of exchange rates on cash and cash equivalents	(398)	1,010	367
Net increase (decrease) in cash and cash equivalents	30,244	(15,846)	(15,510)
Cash and cash equivalents at beginning of period	104,680	120,526	136,036
Cash and cash equivalents at end of period	$134,924	$104,680	$120,526
Supplemental disclosure of cash flow information
Cash paid for:
Interest	$1,184	$6	$7
Income taxes, net of refunds	$(197)	$(127)	$1,219
Noncash investing activities:
Common stock options assumed in connection with the Tundra acquisition	$—	$—	$721
The accompanying notes are an integral part of these consolidated financial statements.
INTEGRATED DEVICE TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock and Additional Paid-In Capital		Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
(in thousands)	Shares	Dollars
Balance, March 29, 2009	165,298	$2,283,766	$(777,847)	$(948,670)	$870	$558,119
Comprehensive income:
Net income	—	—	—	38,423	—	38,423
Translation adjustment	—	—	—	—	287	287
Net unrealized loss on investments	—	—	—	—	(111)	(111)
Total comprehensive income						38,599
Issuance of common stock	1,745	7,336	—	—	—	7,336
Common stock options assumed	—	721	—	—	—	721
Repurchase of common stock	(4,165)	—	(24,370)	—	—	(24,370)
Excess tax benefit from stock option	—	2,256	—	—	—	2,256
Stock-based compensation expense	—	16,534	—	—	—	16,534
Balance, March 28, 2010	162,878	2,310,613	(802,217)	(910,247)	1,046	599,195
Comprehensive income:
Net income	—	—	—	69,651	—	69,651
Translation adjustment	—	—	—	—	978	978
Net unrealized loss on investments	—	—	—	—	(217)	(217)
Total comprehensive income						70,412
Issuance of common stock	3,594	15,296	—	—	—	15,296
Repurchase of common stock	(18,120)	—	(107,607)	—	—	(107,607)
Excess tax benefit from stock option	—	1,487	—	—	—	1,487
Stock-based compensation expense	—	16,478	—	—	—	16,478
Balance, April 3, 2011	148,352	2,343,874	(909,824)	(840,596)	1,807	595,261
Comprehensive income:
Net income	—	—	—	58,460	—	58,460
Translation adjustment	—	—	—	—	(383)	(383)
Net unrealized loss on investments	—	—	—	—	(61)	(61)
Total comprehensive income						58,016
Issuance of common stock	4,231	16,288	—	—	—	16,288
Repurchase of common stock	(10,389)	—	(67,472)	—	—	(67,472)
Excess tax benefit from stock option	—	562	—	—	—	562
Stock-based compensation expense	—	16,733	—	—	—	16,733
Balance, April 1, 2012	142,194	$2,377,457	$(977,296)	$(782,136)	$1,363	$619,388

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

Nature of Business.    Integrated Device Technology, Inc. (IDT or the Company) designs, develops, manufactures and markets a broad range of integrated circuits for the advanced communications, computing and consumer industries.

Basis of Presentation.    The Company's fiscal year is the 52 or 53 week period ending on the Sunday nearest to March 31. Fiscal 2012 included 52 weeks and ended on April 1, 2012. Fiscal 2011 included 53 weeks and ended on April 3, 2011 and fiscal 2010 included 52 weeks and ended on March 28, 2010.

Reclassifications.    Certain fiscal 2011 and fiscal 2010 amounts in the accompanying consolidated financial statements have been reclassified to conform to the fiscal 2012 presentation. These reclassifications had no effect on the previously reported consolidated statements of operations or stockholders’ equity.

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

Property, Plant and Equipment.    Property, plant and equipment are stated at cost. Property, plant and equipment acquired in conjunction with mergers or acquisitions are stated at estimated fair value at the time of acquisition.  For financial reporting purposes, depreciation is computed using the straight-line method over estimated useful lives of the assets.  Estimated useful lives for major asset categories are as follows: machinery and equipment, three to five years; and buildings and improvements, 10 to 30 years. Leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or the remaining term of the lease.

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

Income Taxes.  The Company accounts for income taxes under an asset and liability approach that requires the expected future tax consequences of temporary differences between book and tax bases of assets and liabilities be recognized as deferred tax assets and liabilities. Generally accepted accounting principles require the Company to evaluate its ability to realize the value of its net deferred tax assets on an ongoing basis. A valuation allowance is recorded to reduce the net deferred tax assets to an amount that will more likely than not be realized. Accordingly, the Company considers various tax planning strategies, forecasts of future taxable income and its most recent operating results in assessing the need for a valuation allowance. In the consideration of the ability to realize the value of net deferred tax assets, recent results must be given substantially more weight than any projections of future profitability. Since the fourth quarter of fiscal 2003, the Company determined that, under applicable accounting principles, it could not conclude that it was more likely than not that the Company would realize the value of its net deferred tax assets. The Company’s assumptions regarding the ultimate realization of these assets remained unchanged in fiscal 2012 and accordingly, the Company continues to record a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized.

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

In the Asia Pacific region excluding Japan (APAC) and Japan, the Company has distributors for which revenue is recognized upon shipment, with reserves recorded for the estimated return and pricing adjustment exposures.   The determination of the amount of reserves to be recorded for stock rotation rights requires the Company to make estimates as to the amount of product which will be returned by customers within their limited contractual rights.  The Company utilizes historical return rates to estimate the exposure. In addition, on occasion, the Company can offer pricing adjustments to distributors for product purchased in a given quarter that remains in their inventory.  These amounts are estimated by management based on discussions with customers, assessment of market trends, as well as historical practice.

Shipping and Handling Costs.  The Company includes shipping and handling costs billed to customers in revenues.  The Company’s shipping and handling costs are included in cost of revenues.

Stock-based Compensation. The fair value of employee restricted stock units is equal to the market value of the Company’s common stock on the date the award is granted.  The Company estimates the fair value of employee stock options and the right to purchase shares under the employee stock purchase plan using the Black-Scholes valuation model, consistent with the FASB’s authoritative guidance for share-based payments.  Option-pricing models require the input of highly subjective assumptions, including the expected term of options and the expected price volatility of the stock underlying such options.  In addition, the Company is required to estimate the number of stock-based awards that will be forfeited due to employee turnover and true up these forfeiture rates when actual results are different from our estimates.  The Company attributes the value of stock-based compensation to expense on an accelerated method.  Finally, the Company capitalizes into inventory a portion of the periodic stock-based compensation expense that relates to employees working in manufacturing activities.

The Company updates the expected term of stock option grants annually based on its analysis of the stock option exercise behavior over a period of time.  The interest rate used in the Black-Scholes valuation model to value the stock option is based on the average U.S. Treasury interest rate over the expected term during the applicable quarter.  The Company believes that the implied volatility of its common stock is an important consideration of overall market conditions and a good indicator of the expected volatility of its common stock.  However, due to the limited volume of options freely traded over the counter, the Company believes that implied volatility, by itself, is not representative of the expected volatility of its common stock.  Therefore, the Company's volatility factor used to estimate the fair value of its stock-based awards reflects a blend of historical volatility of its common stock and implied volatility of call options and dealer quotes on call options, generally having a term of less than twelve months.  The Company has not paid, nor does it have current plans to pay dividends on its common stock in the foreseeable future.

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

The Company sells integrated circuits to OEMs, distributors and EMSs primarily in the U.S., Europe, Japan and Asia Pacific. The Company monitors the financial condition of its major customers, including performing credit evaluations of those accounts which management considers to be high risk, and generally does not require collateral from its customers.   When deemed necessary, the Company may limit the credit extended to certain customers.   The Company’s relationship with the customer, and the customer’s past and current payment experience, are also factored into the evaluation in instances in which limited financial information is available. The Company maintains an allowance for doubtful accounts for probable credit losses, including reserves based upon a percentage of total receivables.  When the Company becomes aware that a specific customer may default on its financial obligation, a specific amount, which takes into account the level of risk and the customer’s outstanding accounts receivable balance, is reserved.  These reserved amounts are classified within selling, general and administrative expenses.  Write-offs of accounts receivable balances were not significant in each of the three fiscal years presented.

Sales through one family of distributors, Maxtek and its affiliates, represented approximately 15%, 19% and 21% of the Company’s revenues in fiscal 2012, 2011 and 2010, respectively.  Sales through another two distributors, Avnet represented approximately 11%, 13% and 11% of the Company’s revenues in fiscal 2012, fiscal 2011 and 2010, respectively and Uniquest represented approximately 10% of the Company's revenue in fiscal 2012.  No other distributor, single direct or consignment customer represented 10% or more of our total revenues in fiscal 2012, 2011 and 2010. At April 1, 2012, three distributors represented 19%, 16% and 12% of the Company’s gross accounts receivable. At April 3, 2011, three distributors represented 19%, 14%, and 11% of the Company’s gross accounts receivable.

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

Recent Accounting Pronouncements.

In September 2011, the Financial Accounting Standards Board (FASB) issued amended guidance regarding the testing of goodwill for impairment. The objective of this amendment is to simplify how entities test goodwill for impairment. Under the updated guidance an entity is to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The amended guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.
In June 2011, the FASB issued amended guidance regarding the presentation of comprehensive income. The amended guidance requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amended guidance also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The amended guidance is effective on a retrospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.
In May 2011, the FASB issued additional guidance on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The updated guidance is effective on a prospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

Note 2. Revision of Prior Period Financial Statements
During the third quarter of fiscal 2012, the Company identified errors primarily related to retention bonuses associated with its plan to close its Oregon manufacturing facility ($6.4 million expense). In addition, the Company had corrected prior period errors in the first and second quarters of 2012 related to retention bonuses ($0.5 million expense) for certain key employees and accounts payable system related issues ($1.0 million benefit) respectively. The Company assessed the materiality of these errors individually and in the aggregate on prior periods’ financial statements in accordance with the SEC’s Staff Accounting Bulletin No. 99 (SAB 99), and concluded that the errors were not material to any of its prior annual or interim financial statements. Further although the Company also concluded that correcting the errors, on a cumulative basis, would not be material to the expected results of operations for the year ended April 1, 2012, the Company elected to revise its previously issued financial statements as permitted in SEC’s Staff Accounting Bulletin No. 108 (SAB 108) regarding immaterial revisions. The Company also elected to revise its previously issued consolidated financial statements the next time they are filed. As each subsequent filing is made in the future, the previous period consolidated financial statements affected by the errors will be revised. The Company has revised the April 3, 2011 consolidated balance sheet and the consolidated statements of operations for the fiscal years 2011 and 2010 included herein to reflect the correct balances. Of the above mentioned errors, the amount related to the accounts payable system related issue has been corrected in the accumulated deficit balance as of the end of fiscal 2009 as shown in the consolidated statements of stockholders' equity and will not impact the earnings of prior, current or subsequent reported filings. The impact of correcting these errors on net income as reported for fiscal 2011 and fiscal 2010 was a reduction of $3.0 million and $1.6 million, respectively.

Set out below are the line items within the consolidated balance sheet as of April 3, 2011 and for the fiscal years ended April 3, 2011 and March 28, 2010 that have been affected by the revisions. The revision had no impact on the Company’s total cash flows from operating, investing or financing activities.

	For the Fiscal Year Ended,			For the Fiscal Year Ended,
	April 3, 2011			March 28, 2010
(in thousands, except per share amounts)	As Reported (1)	Adjustments	As Revised	As Reported (1)	Adjustments	As Revised
Consolidated Statement of Operations
Cost of revenues	$273,767	$2,680	$276,447	$299,038	$1,340	$300,378
Gross profit	331,622	(2,680)	328,942	225,124	(1,340)	223,784
Research and development	154,249	216	154,465	135,467	216	135,683
Selling, general and administrative	103,540	80	103,620	102,883	40	102,923
Total operating expenses	257,789	296	258,085	238,350	256	238,606
Operating income	73,833	(2,976)	70,857	(13,226)	(1,596)	(14,822)
Income from continuing operations before income taxes	77,530	(2,976)	74,554	68,957	(1,596)	67,361
Provision for income taxes	(19,272)	—	(19,272)	2,640	—	2,640
Net income from continuing operations	96,802	(2,976)	93,826	66,317	(1,596)	64,721
Net income	$72,627	$(2,976)	$69,651	$40,019	$(1,596)	$38,423

Basic income (loss) per share:
Continuing operations	$0.63	$(0.02)	$0.61	$0.40	$(0.01)	$0.39
Net income (loss)	$0.47	$(0.02)	$0.45	$0.24	$(0.01)	$0.23

Diluted net income (loss) per share:
Continuing operations	$0.62	$(0.02)	$0.60	$0.40	$(0.01)	$0.39
Net income (loss)	$0.47	$(0.02)	$0.45	$0.24	$(0.01)	$0.23

1) Reflect's previously reported amounts as adjusted for discontinued operations (see Note 5)

	As of April 3, 2011
(in thousands)	As Reported	Adjustments	As Revised
Consolidated Balance Sheets
Accounts payable	$36,470	$(1,051)	$35,419
Accrued compensation and related expenses	28,212	4,572	32,784
Total current liabilities	110,645	3,521	114,166
Total liabilities	128,678	3,521	132,199
Accumulated deficit	(837,075)	(3,521)	(840,596)
Total stockholders' equity	$598,782	$(3,521)	$595,261

Note 3. Net Income Per Share

 Basic net income per share is computed using the weighted-average number of common shares outstanding during the period.  Diluted net income per share is computed using the weighted-average number of common and dilutive potential common shares outstanding during the period. Potential common shares include employee stock options and restricted stock units. For purposes of computing diluted net income per share, weighted average potential common shares do not include potential common shares that are anti-dilutive under the treasury stock method.

The following table sets forth the computation of basic and diluted net income per share:

	Fiscal Year Ended
(in thousands, except per share amounts)	April 1, 2012	April 3, 2011	March 28, 2010
Numerator (basic and diluted):
Net income from continuing operations	$37,323	$93,826	$64,721

Denominator:
Weighted average common shares outstanding, basic	143,958	154,511	165,408
Dilutive effect of employee stock options and restricted stock units	1,890	1,407	553
Weighted average common shares outstanding, diluted	145,848	155,918	165,961

Basic net income per share from continuing operations	$0.26	$0.61	$0.39
Diluted net income per share from continuing operations	0.26	0.60	0.39

Potential dilutive common shares of 11.1 million, 15.0 million and 27.0 million pertaining to employee stock options and restricted stock units were excluded from the calculation of diluted earnings per share for the fiscal years ended April 1, 2012, April 3, 2011 and March 28, 2010, respectively, because the effect would have been anti-dilutive.

Note 4. Business Combinations
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
Existing technology consists of products that have reached technological feasibility. The Company valued the existing technology utilizing a discounted cash flow (DCF) model, which uses forecasts of future revenues and expenses related to the intangible assets. The Company utilized a discount factor of 31% for existing technology and is amortizing the intangible asset over 3 years on a straight-line basis.
Customer relationship values have been estimated utilizing a DCF model, which uses forecasts of future revenues and expenses related to the intangible asset. The Company utilized a discount factor of 31% for this intangible asset and is amortizing this intangible asset over 3 years on a straight-line basis.
The Nethra Imaging acquisition and related financial results have been included in the Company’s Consolidated Statements of Operations from the closing date of the acquisition on November 2, 2011. Pro forma earnings information has not been presented because the effect of the acquisition is not material to the Company’s historical financial statements.

Acquisition of certain assets of IKOR Acquisition Corporation (“IKOR”)

On April 16, 2010, the Company completed its acquisition of certain assets of IKOR, a former subsidiary of iWatt Corporation.  IKOR designed and manufactured power voltage regulator module (VRM) solutions for high-performance computing.  Pursuant to the agreement, the Company acquired IKOR- patented coupled inductor (CL) technology and related assets and hired members of IKOR’ engineering team.  The total purchase price was $7.7 million, including the fair value of contingent consideration of $1.5 million payable upon the achievement of certain business performance metrics during the twelve months after the closing date. The fair value of the contingent consideration was estimated using probability-based forecasted revenue for the business as of the acquisition date.  The maximum payment for this contingent consideration is $2.8 million.  Pursuant to the agreement, $1.8 million in cash has been held in escrow and will be utilized to fund the contingent consideration payment. During the third quarter of fiscal 2011, the fair value of the contingent consideration was remeasured based on the revised revenue forecast for the business.  As a result, the fair value of the contingent consideration increased $0.3 million to $1.8 million.  The change in the fair value of the contingent consideration was recorded in selling and administrative expenses in fiscal 2011.  There was no change in the fair value of the contingent consideration in fiscal 2012. During the third quarter of fiscal 2012, the Company paid the $1.8 million in contingent consideration through the release of the funds held in escrow.

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

The Company incurred approximately $0.3 million  of acquisition-related costs, which were included in SG&A expenses on the Consolidated Statements of Operations for fiscal 2011.

The aggregate purchase price was allocated as follows:

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

Acquisition of Mobius Microsystems (Mobius)

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

The Company allocated the purchase price to the tangible and intangible assets acquired, including in-process research and development (IPR&D), based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. The acquisition has extended the Company’s leadership into high accuracy, crystal oscillator replacements. The all-silicon timing technology has provided the Company with power, size and time-to-market advantages. The fair values assigned to tangible and intangible assets acquired are based on management estimates and assumptions.  Goodwill as a result of this acquisition is not expected to be deductible for tax purposes.

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

IPR&D

Projects that qualify as IPR&D represent those at the development stage and require further research and development to determine technical feasibility and commercial viability. Technological feasibility is established when an enterprise has completed all planning, designing, coding, and testing activities that are necessary to establish that a product can be produced to meet its design specifications, including functions, features, and technical performance requirements. The value of IPR&D was determined by considering the importance of each project to the Company’s overall development plan, estimating costs to develop the purchased IPR&D into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value based on the percentage of completion of the IPR&D projects. The Company utilized the DCF method to value the IPR&D, using a discount factor of 33% . There were two IPR&D projects underway at Mobius at the acquisition date and the fair value assigned to each project was $2.4 million and $1.1 million, respectively.  One project was 100% complete in the third quarter of fiscal 2011. The Company is amortizing this intangible asset over 7 years on a straight-line basis. The second project is expected to complete in the first quarter of fiscal 2013.   Pro forma earnings information has not been presented because the effect of the acquisition is not material to the Company’s historical financial statements.

Acquisition of Tundra Semiconductor Corporation (Tundra)

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

Fiscal Year Ended
(in thousands, except per share amounts)	March 28, 2010
Revenues	$546,145
Net income (loss)	36,537
Basic income (loss) per share	$0.22
Diluted income (loss) per share	$0.22

The unaudited pro forma financial information should not be taken as representative of the Company’s future consolidated results operations or financial condition.  Tundra product related revenues from the date of acquisition through March 28, 2010 were $29.8 million.

Acquisition of certain assets of Leadis Technology, Inc. (Leadis)

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

IPR&D

Projects that qualify as IPR&D represent those at the development stage and require further research and development to determine technical feasibility and commercial viability. The value of IPR&D was determined by considering the importance of each project to the Company’s overall development plan, estimating costs to develop the purchased IPR&D into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value based on the percentage of completion of the IPR&D projects. The Company utilized the DCF method to value the IPR&D, using discount factors of 45% and 46%. There were two IPR&D projects underway at Leadis at the acquisition date.  As of April 1, 2012, both the projects were complete and the Company is amortizing them over a useful life of 7 years.

Leadis acquisition related financial results have been included in the Company’s Consolidated Statements of Operations from the closing date of the acquisition on June 28, 2009. Pro forma earnings information has not been presented because the effect of the acquisition is not material to the Company’s historical financial statements.

Note 5. Discontinued Operations and Assets Held For Sale
On September 26, 2011, the Company completed the transfer of certain assets related to IDT’s Hollywood Quality Video (HQV) and Frame Rate Conversion (FRC) video processing product lines to Qualcomm pursuant to an Asset Purchase Agreement. The sale of these HQV and FRC video processing assets is intended to allow the Company to intensify focus on its analog-intensive mixed-signal, timing, and interface and solutions. Upon the closing of the transaction, Qualcomm paid the Company $58.7 million in cash consideration, of which $6.0 million will be withheld in an escrow account for a period of two years and is included in the Company’s balance sheet as other assets (non-current).

In the second quarter of fiscal 2012, the Company recorded a gain of $45.9 million related to this divestiture. The following table summarizes the components of the gain (in thousands):

Cash proceeds from sale (including amounts held in escrow)	$58,744
Less book value of assets sold and direct costs related to the sale:
Fixed assets transferred to Qualcomm	(434)
Goodwill write-off	(8,568)
Intangible assets write-off	(1,818)
License write-off	(525)
Transaction and other costs	(1,460)
Gain on divestiture	$45,939
The Company’s HQV and FRC product lines represented a significant portion of the Company’s video processing assets. The Company currently intends to fully divest its remaining video processing product lines within the next twelve months and has classified these assets as held for sale. As of April 1, 2012 the remaining video processing assets classified as held for sale consisted of $1.0 million in fixed assets and $0.7 million in intangible assets. The video processing lines were included as are part of the Company’s Computing and Consumer reportable segment. For financial statement purposes, the results of operations for these discontinued businesses have been segregated from those of the continuing operations and are presented in the Company's consolidated financial statements as discontinued operations.
The results of discontinued operations for the fiscal years 2012, 2011 and 2010 are as follows (in thousands):

	For the Fiscal Year Ended,
	April 1, 2012	April 3, 2011	March 28, 2010
Revenues	$9,620	$20,316	$11,744
Cost of revenue	11,271	16,627	11,961
Operating expenses	23,240	27,949	26,173
Gain on divestiture	45,939	—	—
Benefit for income taxes	(89)	(85)	(92)
Net income (loss) from discontinued operations	$21,137	$(24,175)	$(26,298)

Note 6. Other Divestitures (not accounted as discontinued operations)

Wafer fabrication facility

On January 31, 2012, the Company completed the sale of a wafer fabrication facility located in Hillsboro, Oregon and related assets and specific liabilities to Jireh Semiconductor Incorporated, an Oregon corporation and wholly owned subsidiary of Alpha and Omega Semiconductor Limited ("AOS") for $26.3 million in cash, of which $5.0 million was received as a purchase option deposit in fiscal 2011.
The following table summarizes the components of the gain on divestiture:

(in thousands)
Cash proceeds from sale	$26,330
Assets sold:
Fixed assets, net	(3,131)
Other assets	(1,362)
Liabilities transferred	476
Transaction and other costs	(1,657)
Gain on divestiture	$20,656

Silicon Logic engineering business

On December 4, 2009, the Company completed the sale of certain assets and transferred certain liabilities related to its Silicon Logic engineering business to Open Silicon, Inc ("OSI") for $1 in cash.  As a result, the Company recorded a loss of $0.2 million in fiscal 2010 related to the divestiture. In connection with the divestiture, the Company entered into a design service agreement with OSI, whereby they agreed to provide and the Company agreed to purchase design services from OSI through the third quarter of fiscal 2011. The total commitment under this design service agreement was $0.8 million. The agreement was complete in fiscal 2011. The Company also signed a sublease agreement with OSI for office facility in Eau Claire, Wisconsin, which will expire in June 2012. The sale of the SLE business did not qualify as discontinued operations as the Company had cash flows associated with the design service agreement that the Company signed with OSI.

The following table summarizes the components of the loss:

(in thousands)
Cash proceeds from sale	$—
Assets sold:
Fixed assets, net	(120)
Other assets	(24)
Liabilities transferred	17
Transaction and other costs	(40)
Loss on divestiture	$(167)

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

Note 7. Fair Value Measurement

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

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of April 1, 2012:

	Fair Value at Reporting Date Using:
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Cash Equivalents and Short-Term investments:
US government treasuries and agencies securities	$156,315	$—	$—	$156,315
Money market funds	104,596	—	—	104,596
Corporate bonds	—	21,538	—	21,538
International government bonds	—	4,648	—	4,648
Corporate commercial paper	—	3,148	—	3,148
Bank deposits	—	11,633	—	11,633
Municipal bonds	—	653	—	653
Total assets measured at fair value	$260,911	$41,620	$—	$302,531

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of April 3, 2011:

	Fair Value at Reporting Date Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash Equivalents and Short-Term investments:
US government treasuries and agencies securities	$119,926	$—	$—	$119,926
Money market funds	32,203	—	—	32,203
Corporate bonds	—	57,087	—	57,087
Corporate commercial paper	—	51,785	—	51,785
Bank deposits	—	17,764	—	17,764
Municipal bonds	$—	$369	$—	$369
Total assets measured at fair value	$152,129	$127,005	$—	$279,134
Liabilities:
Fair value of contingent consideration	—	—	1,800	1,800
Total liabilities measured at fair value	$—	$—	$1,800	$1,800

U.S. government treasuries and U.S. government agency securities as of April 1, 2012 and April 3, 2011 do not include any U.S. government guaranteed bank issued paper. Corporate bonds include bank-issued securities that are guaranteed by the Federal Deposit Insurance Corporation (FDIC).

The securities in Level 1 are highly liquid and actively traded in exchange markets or over-the-counter markets. Level 2 fixed income securities are priced using quoted market prices for similar instruments, nonbinding market prices that are corroborated by observable market data.

In connection with the acquisition of IKOR (please see "Note 4- Business Combinations"), a liability was recognized for the Company’s estimate of the fair value of contingent consideration on the acquisition date based on probability-based forecasted revenue.  This fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement. This fair value measurement is valued based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions concerning future revenue of the acquired business in measuring fair value. During fiscal 2012, the Company paid the $1.8 million in contingent consideration through the release of the funds held in escrow.

The following table summarizes the change in the fair value of the contingent consideration measured using significant unobservable inputs (Level 3) for fiscal 2012:

(in thousands)	Estimated Fair Value
Balance as of April 3, 2011	$1,800
Deletions	(1,800)
Balance as of April 1, 2012	$—

Cash equivalents are highly liquid investments with original maturities of three months or less at the time of purchase. The Company maintains its cash and cash equivalents with reputable major financial institutions.  Deposits with these banks may exceed the FDIC insurance limits or similar limits in foreign jurisdictions. These deposits typically may be redeemed upon demand and, therefore, bear minimal risk.  While the Company monitors daily the cash balances in its operating accounts and adjusts the balances as appropriate, these balances could be affected if one or more of the financial institutions with which the Company deposits fails or is subject to other adverse conditions in the financial markets.  As of April 1, 2012, the Company has not experienced any losses in its operating accounts.

All of the Company’s available-for-sale investments are subject to a periodic impairment review. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. This determination requires significant judgment. For publicly traded investments, impairment is determined based upon the specific facts and circumstances present at the time, including a review of the closing price over the length of time, general market conditions and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for recovery. Although the Company believes its portfolio continues to be comprised of sound investments due to high credit ratings and government guarantees of the underlying investments, a further decline in the capital and financial markets would adversely impact the market values of its investments and their liquidity. The Company continually monitors the credit risk in its portfolio and future developments in the credit markets and makes appropriate changes to its investment policy as deemed necessary.  The Company did not record any impairment charges related to its available-for-sale investments in fiscal 2012 and 2011.

Note 8. Investments

Available-for-Sale Securities

Available-for-sale investments at April 1, 2012 were as follows:

(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government treasuries and agencies securities	$156,331	$8	$(24)	$156,315
Money market funds	104,596	—	—	104,596
Corporate bonds	21,485	59	(6)	21,538
International government bonds	4,650	1	(3)	4,648
Corporate commercial paper	3,148	—	—	3,148
Bank deposits	11,633	—	—	11,633
Municipal bonds	652	1	—	653
Total available-for-sale investments	302,495	69	(33)	302,531
Less amounts classified as cash equivalents	(111,996)	—	—	(111,996)
Short-term investments	$190,499	$69	$(33)	$190,535

Available-for-sale investments at April 3, 2011 were as follows:

(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government treasuries and agencies securities	$119,917	$17	$(8)	$119,926
Money market funds	32,203	—	—	32,203
Corporate bonds	57,001	104	(18)	57,087
Corporate commercial paper	51,785	—	—	51,785
Bank deposits	17,764	—	—	17,764
Municipal bonds	368	1		369
Total available-for-sale investments	279,038	122	(26)	279,134
Less amounts classified as cash equivalents	(84,623)	—	1	(84,622)
Short-term investments	$194,415	$122	$(25)	$194,512

The cost and estimated fair value of available-for-sale debt securities at April 1, 2012, by contractual maturity, were as follows:

(in thousands)	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$290,342	$290,334
Due in 1-2 years	10,248	10,290
Due in 2-5 years	1,905	1,907
Total investments in available-for-sale debt securities	$302,495	$302,531

The cost and estimated fair value of available-for-sale debt securities at April 3, 2011, by contractual maturity, were as follows:

(in thousands)	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$265,392	$265,473
Due in 1-2 years	10,001	10,017
Due in 2-5 years	3,645	3,644
Total investments in available-for-sale debt securities	$279,038	$279,134

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses as of April 1, 2012, aggregated by length of time that individual securities have been in a continuous loss position.

	Less Than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$4,213	$(7)	$—	$—	$4,213	$(7)
U.S. government treasuries and agencies securities	114,056	(24)	—	—	114,056	(24)
International government bonds	2,550	(2)			2,550	(2)
Total	$120,819	$(33)	$—	$—	$120,819	$(33)

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses, as of April 3, 2011, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	Less Than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$24,176	$(18)	$—	$—	$24,176	$(18)
U.S. government treasuries and agencies securities	36,531	(8)	—	—	36,531	(8)
Total	$60,707	$(26)	$—	$—	$60,707	$(26)

Currently, a significant portion of the Company’s available-for-sale investments that it holds are all high grade instruments.  As of April 1, 2012, the unrealized losses on the Company’s available-for-sale investments represented an insignificant amount in relation to its total available-for-sale portfolio. Substantially all of the Company’s unrealized losses on its available-for-sale marketable debt instruments can be attributed to fair value fluctuations in an unstable credit environment that resulted in a decrease in the market liquidity for debt instruments.  Because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, the Company did not consider these investments to be other-than-temporarily impaired at April 1, 2012 and April 3, 2011.

Non-Marketable Equity Securities

The Company accounts for its equity investments in privately held companies under the cost method.  These investments are subject to periodic impairment review and measured and recorded at fair value when they are deemed to be other-than-temporarily impaired. In determining whether a decline in value of its investment has occurred and is other than temporary, an assessment was made by considering available evidence, including the general market conditions, the investee’s financial condition, near-term prospects, market comparables and subsequent rounds of financing.   The valuation also takes into account the investee’s capital structure, liquidation preferences for its capital and other economic variables. The valuation methodology for determining the decline in value of non-marketable equity securities is based on inputs that require management judgment. During fiscal 2012 , the Company determined that the carrying values of two of its non-marketable private equity investments were impaired and recorded a $3.4 million other-than temporary impairment loss during the period. Also, during fiscal 2012 , the Company sold a non-marketable equity security for $2.6 million and recorded a gain on sale of $0.6 million in the period.

The aggregate carrying value of the Company’s non-marketable equity securities was approximately $1.7 million and $8.5 million, and was classified within other assets on the Company’s Consolidated Balance Sheets as of April 1, 2012 and April 3, 2011.  The Company did not recognize any impairment loss in fiscal 2011 and fiscal 2010.

Note 9. Stock-Based Employee Compensation

Equity Incentive Programs

The Company currently issues awards under three equity based plans in order to provide additional incentive and retention to directors and employees who are considered to be essential to the long-range success of the Company.  These plans are further described below.

2004 Equity Plan (2004 Plan)

In September 2004, the Company’s stockholders approved the 2004 Plan.  On July 21, 2010, the Board of Directors of the Company approved an amendment to the Company’s 2004 Plan to increase the number of shares of common stock reserved for issuance thereunder from 28,500,000 shares to 36,800,000 shares (an increase of 8,300,000 shares), provided, however, that the aggregate number of common shares available for issuance under the 2004 Plan is reduced by 1.74 shares for each common share delivered in settlement of any full value award, which are awards other than stock options and stock appreciation rights, that are granted under the 2004 Plan on or after September 23, 2010.  On September 23, 2010, the stockholders of the Company approved the proposed amendment described above, which also includes certain other changes to the 2004 Plan, including an extension of the term of the 2004 Plan. Options granted by the Company under the 2004 Plan generally expire seven years from the date of grant and generally vest over a four-year period from the date of grant, with one-quarter of the shares of common stock vesting on the one-year anniversary of the grant date and the remaining shares vesting monthly for the 36 months thereafter.  The exercise price of the options granted by the Company under the 2004 Plan shall not be less than 100% of the fair market value for a common share subject to such option on the date the option is granted.  Full value awards made under the 2004 Plan shall become vested over a period of not less than three years (or, if vesting is performance-based, over a period of not less than one year) following the date such award is made; provided, however, that full value awards that result in the issuance of an aggregate of up to 5% of common stock available under the 2004 Plan may be granted to any one or more participants without respect to such minimum vesting provisions.   As of April 1, 2012, there were 12.4 million shares available for future grant under the 2004 Plan.

Compensation Expense

The following table summarizes stock-based compensation expense by line items appearing in the Company’s Consolidated Statement of Operations:

	Fiscal Year Ended
(in thousands)	April 1, 2012	April 3, 2011	March 28, 2010
Cost of revenue	$1,784	$1,683	$2,762
Research and development	8,566	7,986	8,224
Selling, general and administrative	5,983	5,000	3,444
Discontinued operations	400	1,860	2,245
Total stock-based compensation expense	$16,733	$16,529	$16,675

Amount of stock-based compensation expense that was capitalized during the periods presented above was immaterial. Stock-based compensation expense recognized in the Consolidated Statements of Operations is based on awards ultimately expected to vest.  The authoritative guidance for stock-based compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company attributes the value of stock-based compensation to expense on an accelerated method.

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

	Fiscal Year Ended
	April 1, 2012	April 3, 2011	March 28, 2010
Stock option plans:
Expected Term	4.31 years	4.58 years	4.65 years
Risk-free interest rate	1.33%	1.83%	2.12%
Volatility	43.5%	41.0%	44.7%
Dividend Yield	—%	—%	—%
Weighted-average grant-date fair value	$2.86	$2.75	$2.16
ESPP:
Expected Term	0.25 years	0.25 years	0.25 years
Risk-free interest rate	0.03%	0.15%	0.14%
Volatility	47.7%	41.9%	42.7%
Dividend Yield	—%	—%	—%
Weighted-average grant-date fair value	$1.53	$1.56	$1.48

Stock option exchange program

On September 17, 2009, at the 2009 Annual Meeting of Stockholders, the Company’s stockholders approved a one-time stock option exchange program (option exchange) for the employees other than members of its Board of Directors and executive officers subject to the provisions of Section 16 of the Exchange Act, which allowed employees to surrender certain outstanding stock options for cancellation in exchange for the grant of new replacement options to purchase a lesser number of shares having an exercise price equal to the fair market value of the Company’s common stock on the replacement grant date. On October 30, 2009, the Company completed this offer.  A total of 992 eligible employees participated in the option exchange. Pursuant to the terms and conditions of the option exchange, the Company accepted for exchange options totaling 9,992,195, representing 61% of the total number of options eligible for exchange. All surrendered options were canceled effective as of the expiration of the option exchange, and immediately thereafter, in exchange therefore, the Company granted new options with an exercise price of $5.88 per share (representing the per share closing price of its common stock on October 30, 2009, as reported on the NASDAQ Global Select Market) to purchase an aggregate of 3,329,036 shares of common stock under the 2004 Plan.  New options have a contractual term of five years, based on the weighted-average remaining contractual term of options eligible for exchange as determined at the tender offer date and generally will vest over a three-year period from the date of grant, with one-third of the shares vesting on the one-year anniversary of the grant date and the remaining shares vesting monthly for the 24 months thereafter.  The fair value of the new options granted was measured as the total of the unrecognized compensation cost of the original options tendered and the incremental compensation cost of the new options granted. The incremental compensation cost of the new options granted was measured as the excess of the fair value of the new options granted over the fair value of the original options immediately before cancellation.  The total remaining unrecognized compensation expense related to the original options will be recognized over the remaining requisite service period of the original options while the incremental compensation cost of the new options granted will be recognized over the three years service period.

As a result of the option exchange, the total incremental compensation expense of the new options was approximately $1.8 million, of which $0.2 million, $0.7 million and $0.4 million was recognized in fiscal 2012, 2011 and 2010, respectively.

The following is a summary of the Company's stock option activity and related weighted average exercise prices for each category:

	Fiscal 2012
(shares in thousands)	Shares	Price
Beginning stock options outstanding	17,814	$8.49
Granted	4,094	7.87
Exercised (1)	(1,102)	5.50
Canceled	(3,326)	10.24
Ending stock options outstanding	17,480	$8.20
Ending stock options exercisable	10,782	$8.94

(1)	Upon exercise, the Company issues new shares of common stock.

The following is a summary of information about stock options outstanding at April 1, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding (in thousands)	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Number Exercisable (in thousands)	Weighted-Average Exercise Price
4.84 - 5.14	2,013	3.94	$5.05	1,420	$5.05
5.24 - 5.31	99	4.00	5.29	47	5.28
5.33 - 5.73	712	5.89	5.47	156	5.56
5.75 - 5.75	1,781	5.07	5.75	802	5.75
5.79 - 5.82	93	4.07	5.81	64	5.82
5.88 - 5.88	2,069	2.46	5.88	1,640	5.88
5.89 - 7.81	1,931	5.40	6.53	758	6.44
7.88 - 8.22	157	4.61	8.01	72	8.12
8.49 - 8.49	2,775	6.12	8.49	—	8.49
8.69 - 11.19	821	2.32	9.54	818	9.54
11.23 - 16.82	5,028	0.83	12.03	5,005	12.03
	17,479	3.51	$8.20	10,782	$8.94

As of April 1, 2012, the weighted-average remaining contractual life of stock options outstanding was 3.51 years and the aggregate intrinsic value was $12.2 million.  The weighted-average remaining contractual life of stock options exercisable was 2.3 years and the aggregate intrinsic value was $7.2 million.  Unrecognized compensation cost related to nonvested stock options, net of estimated forfeitures, was $6.3 million and will be recognized over a weighted-average period of 1.2 years.

As of April 1, 2012, stock options vested and expected to vest totaled approximately 16.5 million with a weighted-average exercise price of $8.26 and a weighted-average remaining contractual life of 3.4 years.  The aggregate intrinsic value as of April 1, 2012 was approximately $11.6 million.

Restricted stock units granted by the Company under the 2004 Plan generally vest over at least a three-year period from the grant date with one-third of restricted stock units vesting on each one-year anniversary.    As of April 1, 2012, 2.3 million restricted stock unit awards were outstanding under the 2004 Plan.

The following table summarizes the Company’s restricted stock unit activity and related weighted-average exercise prices for each category:

	Fiscal 2012
(shares in thousands)	Shares	Weighted- Average Grant Date Fair Value Per Share
Beginning RSU’s outstanding	2,342	$6.70
Granted	1,171	7.91
Released	(778)	7.64
Forfeited	(433)	6.81
Ending RSU’s outstanding	2,302	$6.98

As of April 1, 2012, the unrecognized compensation cost related to restricted stock units granted under the Company’s equity incentive plans was approximately $5.3 million, net of estimated forfeitures, and is expected to be recognized over a weighted-average period of 1.3 years.

As of April 1, 2012, restricted stock units vested and expected to vest totaled approximately 1.9 million with a weighted-average remaining contract life of 1.1 years.  The aggregate intrinsic value was approximately $13.9 million.

2009 Employee Stock Purchase Plan (2009 ESPP)

On June 18, 2009, the Board approved implementation of the 2009 Employee Stock Purchase Plan (2009 ESPP) and authorized the reservation and issuance of up to 9,000,000 shares of the Company’s common stock, subject to stockholder approval. On September 17, 2009, the Company’s stockholders approved the plan at the 2009 Annual Meeting of Stockholders.  The 2009 ESPP is intended to be implemented in successive quarterly purchase periods commencing on the first day of each fiscal quarter of the Company.  In order to maintain its qualified status under Section 423 of the Internal Revenue Code, the 2009 ESPP imposes certain restrictions, including the limitation that no employee is permitted to participate in the 2009 ESPP if the rights of such employee to purchase common stock of the Company under the 2009 ESPP and all similar purchase plans of the Company or its subsidiaries would accrue at a rate which exceeds $25,000 of the fair market value of such stock (determined at the time the right is granted) for each calendar year.

Activity under the Company’s ESPP is summarized in the following table:

(in thousands, except per share amounts)	Fiscal 2012	Fiscal 2011	Fiscal 2010
Number of shares issued	2,351	2,349	1,395
Average issuance price	$4.83	$4.87	$5.22
Number of shares available at year-end	2,905	5,256	7,605

Note  10. Stockholders' Equity

Stock Repurchase Program. On January 18, 2007, the Company’s Board of Directors initiated a $200 million share repurchase program. In fiscal 2009 and 2008, the Company’s Board of Directors approved expansion of the share repurchase program by a total of $300 million to a total of $500 million. From fiscal 2007 to fiscal 2010, the Company repurchased approximately 42.9 million shares at an average price of $10.40 per share for a total purchase price of $446.5 million. In fiscal 2011, the Company repurchased approximately 5.3 million shares at an average price of $5.65 per share for a total purchase price of $29.9 million under this program. On July 21, 2010, the Company’s Board of Directors approved a new share repurchase plan to repurchase up to $225 million of its common stock.  The old share repurchase program was canceled upon the approval of new share repurchase program.  In fiscal 2011, the Company repurchased approximately 12.8 million shares at an average price of $6.06 per share for a total purchase price of $77.7 million under this new program. In fiscal 2012, the Company repurchased approximately 10.4 million shares at an average price of $6.49 per share for a total purchase price of $67.5 million under this new program. As of April 1, 2012, approximately $79.8 million was available for future purchase under this new share repurchase program.  Share repurchases were recorded as treasury stock and resulted in a reduction of stockholders’ equity.   The program is intended to reduce the number of outstanding shares of Common Stock to offset dilution from employee equity grants and increase stockholder value.

Note 11. Balance Sheet Detail

(in thousands)	April 1, 2012	April 3, 2011
Inventories, net
Raw materials	$6,457	$4,709
Work-in-process	38,843	41,517
Finished goods	26,480	20,815
Total inventories, net	$71,780	$67,041
Property, plant and equipment, net
Land	$11,665	$15,598
Machinery and equipment	290,028	781,826
Building and leasehold improvements	44,724	135,449
Total property, plant and equipment, gross *	346,417	932,873
Less: accumulated depreciation *	(276,433)	(865,119)
Total property, plant and equipment, net	$69,984	$67,754
Other current liabilities
Short-term portion of supplier obligations **	$1,869	$9,122
Other	11,574	21,764
Total other current liabilities	$13,443	$30,886

Other long-term obligations
Deferred compensation related liabilities	$14,869	$14,981
Other	1,625	827
Total other long-term liabilities	$16,494	$15,808

* During the fourth quarter of fiscal 2012, the Company completed the sale of it's Oregon wafer fabrication facility. Including in the facility sale was $583 million in gross property plant and equipment offset by $580 million in accumulated depreciation.

** Supplier obligations represent payments due under various software design tool and technology license agreements.

Note 12. Deferred Income on Shipments to Distributors

Included in the caption “Deferred income on shipments to distributors” on the Consolidated Balance Sheets are amounts related to shipments to certain distributors for which revenue is not recognized until our product has been sold by the distributor to an end customer. The components of deferred income on shipments to distributors as of April 1, 2012 and April 3, 2011 are as follows:

	Fiscal Year Ended
(in thousands)	April 1, 2012	April 3, 2011
Gross deferred revenue	$17,883	$15,463
Gross deferred costs	(3,620)	(2,610)
Deferred income on shipments to distributors	$14,263	$12,853

The gross deferred revenue represents the gross value of shipments to distributors at the list price billed to the distributor less any price protection credits provided to them in connection with reductions in list price while the products remain in their inventory.  The amount ultimately recognized as revenue will be lower than this amount as a result of ship from stock pricing credits which are issued in connection with the sell through of our products to end customers. Historically, this amount represents on an average approximately 27% of the list price billed to the customer.  The gross deferred costs represent the standard costs (which approximate actual costs) of products the Company sells to the distributors.  Although we monitor the levels and quality of inventory in the distribution channel, our experience is that products returned from these distributors may be sold to a different distributor or in a different region of the world.  As such, inventory write-downs for products in the distribution channel have not been significant.
Note 13. Comprehensive Income

The components of comprehensive income were as follows:

	Fiscal Year Ended
(in thousands)	April 1, 2012	April 3, 2011
Net income	$58,460	$69,651
Currency translation adjustments	(383)	978
Change in net unrealized loss on investments	(61)	(217)
Comprehensive income	$58,016	$70,412

The components of accumulated other comprehensive income, net of tax, were as follows:

(in thousands)	April 1, 2012	April 3, 2011
Cumulative translation adjustments	$1,328	$1,711
Unrealized gain on available-for-sale investments	35	96
Total accumulated other comprehensive income	$1,363	$1,807

Note 14. Goodwill and Intangible Assets, Net

Goodwill activity for fiscal 2012 and 2011 is as follows:

	Reportable Segment
(in thousands)	Communications	Computing and Consumer	Total
Balance as of March 28, 2010	$74,673	$28,401	$103,074
Additions (1)	—	946	946
Balance as of April 3, 2011	74,673	29,347	104,020
Impairment losses related to discontinued operations (see note 5)	—	(8,568)	(8,568)
Additions (2)	—	640	640
Balance as of April 1, 2012	$74,673	$21,419	$96,092

(1)	Additions were from the IKOR acquisition (see Note 4).

(2)	Additions were from the Nethra acquisition (see Note 4).

Purchase of Intangible Assets from Samplify Systems, Inc.(Samplify)
During the third quarter of fiscal 2012 , the Company acquired from Samplify developed wireless technology including license and patent rights. In exchange for these technology rights, the Company paid Samplify $5.0 million in cash consideration, and returned a portion of IDT’s previous equity investment in Samplify. The total fair value of the consideration paid for the purchased existing technology from Samplify was recorded at $6.5 million. This intangible asset will be amortized over its estimated useful life of 3 years.

Intangible asset balances as of April 1, 2012 and April 3, 2011 are summarized as follows:

	April 1, 2012
(in thousands)	Gross Assets	Accumulated Amortization	Net Assets
Purchased intangible assets:
Existing technology	$223,733	$(192,105)	$31,628
Trademarks	2,911	(1,144)	1,767
Customer relationships	127,231	(122,511)	4,720
Total amortizable purchased intangible assets	353,875	(315,760)	38,115
IPR&D*	2,433	—	2,433
Total purchased intangible assets	$356,308	$(315,760)	$40,548

	April 3, 2011
(in thousands)	Gross Assets	Accumulated Amortization	Net Assets
Purchased intangible assets:
Existing technology	$219,700	$(181,722)	$37,978
Trademarks	3,421	(904)	2,517
Customer relationships	127,379	(119,564)	7,815
Total amortizable purchased intangible assets	350,500	(302,190)	48,310
IPR&D*	2,711	—	2,711
Total purchased intangible assets	$353,211	$(302,190)	$51,021

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

Amortization expense for identified intangibles is summarized below:

	Fiscal Year Ended
(in thousands)	April 1, 2012	April 3, 2011	March 28, 2010
Existing technology	$12,527	$14,174	$14,428
Trademarks	452	488	384
Customer relationships	3,510	5,270	6,261
Total	$16,489	$19,932	$21,073

The intangible assets are being amortized over estimated useful lives of six months to seven years.

Based on the intangible assets recorded at April 1, 2012, and assuming no subsequent additions to or impairment of the underlying assets, the remaining estimated amortization expense is expected to be as follows (in thousands):

Fiscal Year	Amount
2013	$13,195
2014	10,744
2015	7,281
2016	4,856
2017 and thereafter	4,472
Total	$40,548

Note 15. Restructuring

The following table shows the provision of the restructuring charges and the liability remaining as of April 1, 2012:

(in thousands)	Cost of Revenues	Operating Expenses	Total
Balance as of March 29, 2009	$575	$3,649	$4,224
Provision *	9,328	12,566	21,894
Cash payments	(1,499)	(13,808)	(15,307)
Balance as of March 28, 2010	8,404	2,407	10,811
Provision *	3,321	2,047	5,368
Cash payments	(2,538)	(3,639)	(6,177)
Balance as of April 3, 2011	9,187	815	10,002
Provision	(1,425)	4,515	3,090
Cash payments	(6,156)	(1,738)	(7,894)
Balance as of April 1, 2012	$1,606	$3,592	$5,198

* Amount adjusted to reflect prior period adjustments. See note 2.

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
In connection with the Company’s plans to fully divest its remaining video processing product lines, during fiscal 2012, the Company recorded $3.6 million in restructuring expenses for employee retention costs. These costs have been classified within discontinued operations. As of April 1, 2012, the total accrued balance for employee retention costs related to this restructuring action was $3.6 million. The Company expects to complete this restructuring action in the third quarter of fiscal 2013.
In connection with its plan to transition the manufacture of products to Taiwan Semiconductor Manufacturing Limited (TSMC), the Company’s management approved a plan to exit wafer production operations at its Oregon fabrication facility. As a result, the Company accrued restructuring expenses of $4.8 million for severance payments and other benefits associated with this restructuring action in fiscal 2010. During fiscal 2012, the Company decreased this accrual by $3.1 million based on the actual number of employee that have been offered employment with the acquirer of the wafer fabrication facility. During fiscal 2012, the Company recorded prior period adjustments of $4.1 million for employee retention costs related to fiscal 2010 and fiscal 2011 (see Note 2 regarding revision of prior period financial statements) and an additional $2.5 million for employee retention costs was recorded in fiscal 2012. As of April 1, 2012, the total accrued balance for severance and retention costs related to this restructuring was $1.0 million. The Company expects to complete this restructuring action in the first quarter of fiscal 2013.

In connection with discontinuing manufacturing operations at our Singapore facility in the fourth quarter of fiscal 2010, the Company exited its leased facility in Singapore in the first quarter of fiscal 2011. As a result, the Company recorded lease impairment charges of approximately $0.5 million in fiscal 2011, which represented the future rental payments under the agreements, reduced by an estimate of sublease incomes, and discounted to present value using an interest rate applicable to us. These charges were recorded as cost of goods sold. Since the initial restructuring, the Company has made lease payments of $0.4 million. As of April 1, 2012, the remaining accrued lease liabilities were $0.1 million. The Company expects to pay off the facility lease charges through the third quarter of fiscal 2013.

In connection with the divestitures of Silicon Logic Engineering business in the third quarter of fiscal 2010, the Company exited certain leased facilities. As a result, the Company recorded lease impairment charges of approximately $0.9 million, which represented the future rental payments under the agreements, reduced by an estimate of sublease incomes, and discounted to present value using an interest rate applicable to us. These charges were recorded as SG&A. The Company completed the restructuring plan in fiscal 2012.

Note 16. Commitments and Contingencies

Guarantees

As of April 1, 2012, the Company’s financial guarantees consisted of guarantees and standby letters of credit, which are primarily related to the Company’s electrical utilities in Malaysia, utilization of non-country nationals in Malaysia and Singapore, consumption tax in Japan and value-added tax obligations in Singapore and Holland, and a workers’ compensation plan in the United States. The maximum amount of potential future payments under these arrangements is approximately $2.4 million.

Commitments

Although the Company owns its corporate headquarters in San Jose, California, the Company leases various administrative facilities under operating leases which expire at various dates through fiscal 2016.

As of April 1, 2012, aggregate future minimum commitments for the next five fiscal years and thereafter under all operating leases, excluding leases in which amounts have been accrued for impairment charges, were as follows (in thousands):

Fiscal Year
2013	$4,193
2014	3,022
2015	1,770
2016	1,464
2017 and thereafter	1,440
Total	$11,889

Rent expense for the fiscal years ended April 1, 2012, April 3, 2011 and March 28, 2010 totaled approximately $3.7 million, $4.8 million and $4.8 million, respectively.   Other long-term supplier obligations including payments due under various software design tool and technology license agreements totaled $21.3 million and $8.1 million as of April 1, 2012 and April 3, 2011, respectively.

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

The Company maintains an accrual for obligations it incurs under its standard product warranty program and customer, part, or process specific matters. The Company’s standard warranty period is one year, however in certain instances the warranty period may be extended to as long as two years. Management estimates the fair value of the Company’s warranty liability based on actual past warranty claims experience, its policies regarding customer warranty returns and other estimates about the timing and disposition of product returned under the standard program. Customer, part, or process specific accruals are estimated using a specific identification method. Historical profit and loss impact related to warranty returns activity has been minimal. The total warranty accrual was $0.1 million and $0.4 million as of April 1, 2012 and April 3, 2011, respectively.

Litigation

In April 2008, LSI Corporation and its wholly owned subsidiary Agere Systems Inc. (collectively LSI) instituted an action in the United States International Trade Commission (ITC or Commission), naming the Company and several other respondents.  The ITC action sought an exclusion order under section 337 of the Tariff Act to prevent importation into the U.S. of semiconductor integrated circuit devices and products made by methods alleged to infringe an LSI patent relating to tungsten metallization in semiconductor manufacturing. LSI also filed a companion case in the U.S. District Court for the Eastern District of Texas seeking an injunction and damages of an unspecified amount relating to such alleged infringement. Some of the defendants in the action have since settled the claims against them.  On March 22, 2010, the full ITC Commission issued its Notice of Decision indicating that it had found that the patent claims asserted by LSI were invalid and that there had been no violation of section 337 by the Company, and thereupon terminated its investigation.  On May 14, 2010, LSI filed a Notice of Appeal in the United States Court of Appeals for the Federal Circuit (CAFC) for review of the Final Determination of the Commission.  On July 13, 2010, the patent asserted by LSI in these actions expired.  A motion to dismiss the LSI appeal as moot, based on the expiration of the asserted patent, was granted by the CAFC on November 15, 2010.  On May 19, 2011, LSI filed a motion to dismiss the companion U.S. District Court case against the Company and all remaining defendants. The court issued an order dismissing the lawsuit on June 16, 2011.

In November 2010, the Company filed a complaint in the Northern District of California against Phison Electronics Corp. (Phison) for infringement of the Company’s four patents directed to oscillator and clock signal technology.  The lawsuit sought a preliminary and permanent injunction against Phison products as well as damages, attorney's fees and cost of the lawsuit.  Phison filed an answer to the complaint on January 31, 2011, denying infringement of the patents in suit. The companies subsequently entered into a confidential settlement agreement, under which IDT licensed certain patents to Phison and the companies agreed to dismiss all claims and counterclaims in the litigation. The court issued an order dismissing the lawsuit on August 10, 2011.

In January 2011, Maxim I Properties, a general partnership owning a certain parcel of real property (the Property), filed a complaint in the Northern District of California naming approximately thirty defendants, including the Company, alleging various environmental violations of the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), the Hazardous Substance Account Act (HSAA), the Resource Conservation and Recovery Act (“RCRA”), and other public and private nuisance claims (the Complaint). The Complaint alleges with regard to the Company that IDT “…generated, transported, and/or arranged for the transport and/or disposal of hazardous waste to the Property.” The Complaint further alleges that the Defendants failed to meet statutory obligations by releasing hazardous substances or wastes to the environment and allowing hazardous substances or wastes to be released or to migrate on the Property and failing to properly investigate and remediate the contamination. In March 2012, the Company filed an answer to the complaint, denying the various allegations in the Complaint. The Company will continue to vigorously defend itself against the allegations in the Complaint. Because the case is at an early stage and no specific monetary demands have been made, it is not possible for us to estimate the range of potential losses.

On May 14, 2012, a putative class action lawsuit captioned Cox v. Guzy, et al., C.A. No. 7529, was filed in the Delaware Court of Chancery (the Cox Complaint). The Cox Complaint names as defendants the members of the PLX Board of Directors, as well as PLX, IDT, Pinewood Acquisition Corp. (Pinewood) and Pinewood Merger Sub, LLC (Pinewood LLC), both of which are wholly-owned subsidiaries of IDT. The plaintiff alleges that PLX's directors breached their fiduciary duties to PLX stockholders in connection with the Offer and the Merger, and were aided and abetted by PLX, IDT, Pinewood and Pinewood LLC. The Cox Complaint alleges that the Offer and the Merger involve an unfair price and an inadequate sales process, unreasonable deal protection devices, and that defendants entered into the Offer and the Merger to benefit themselves personally. The Cox Complaint seeks injunctive relief, including to enjoin the Offer and the Merger, an award of damages, attorneys' and other fees and costs, and other relief.

Note 17. Employee Benefit Plans

The Company sponsors a 401(k) retirement matching plan for qualified domestic employees.  The Company recorded expenses of approximately $2.9 million, $1.9 million and $0.2 million in matching contributions under the plan in fiscal 2012, 2011, and 2010, respectively.  Due to poor economic conditions, the Company suspended its matching contributions to qualified 401(k) participants effective April 1, 2009 but reinstated the matching contributions effective in the fourth quarter of fiscal 2010.

Effective November 1, 2000, the Company established an unfunded deferred compensation plan to provide benefits to executive officers and other key employees.  Under the plan, participants can defer any portion of their salary and bonus compensation into the plan and may choose from a portfolio of funds from which earnings are measured.   Participant balances are always 100% vested.   As of April 1, 2012 and April 3, 2011, obligations under the plan totaled approximately $14.9 million and $15.0 million, respectively.  Additionally, the Company has set aside assets in a separate trust that is invested in corporate owned life insurance intended to substantially fund the liability under the plan.  As of April 1, 2012 and April 3, 2011, the deferred compensation plan assets were approximately $14.0 million and $14.2 million, respectively.  The Company incurred costs for this plan for insurance, administration and other support of $0.3 million in each of fiscal 2012, 2011 and 2010, respectively.
Note 18. Income Taxes

The components of income (loss) before income taxes and the income tax expense (benefit) were as follows:

	Fiscal Year Ended
(in thousands)	April 1, 2012	April 3, 2011	March 28, 2010
Income (loss) before income taxes:
United States	$(6,126)	$38,345	$7,797
Foreign	64,765	11,949	33,174
Income (loss) before income taxes	$58,639	$50,294	$40,971
Income tax expense (benefit):
Current:
United States	$(321)	$(20,462)	$1,904
State	(118)	144	(4)
Foreign	545	841	458
	106	(19,477)	2,358
Deferred:
United States	33	151	154
State	1	6	1
Foreign	39	(37)	35
	73	120	190
Income tax expense (benefit):	$179	$(19,357)	$2,548

In fiscal years 2012, 2011 and 2010, approximately $0.6 million, $1.5 million and $2.3 million, respectively, of U.S. income tax benefits related to the exercise of certain employee stock options decreased income taxes payable and were credited to additional paid-in capital.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities were as follows:

(in thousands)	April 1, 2012	April 3, 2011
Deferred tax assets:
Deferred income on shipments to distributors	$2,910	$2,379
Non-deductible accruals and reserves	11,641	12,717
Inventory related and other expenses	—	375
Net operating losses and credit carryforwards	93,624	83,387
Depreciation and amortization	17,587	22,929
Stock options	6,252	5,752
Other	172	255
Total deferred tax assets	132,186	127,794
Deferred tax liabilities:
Purchased intangibles	(241)	(190)
U.S. tax on earnings of foreign subsidiaries not indefinitely reinvested	—	—
Other	(2,006)	(3,546)
Total deferred tax liabilities	(2,247)	(3,736)
Valuation allowance	(131,731)	(125,760)
Net deferred tax liabilities	$(1,792)	$(1,702)

The Company maintains a valuation allowance against its deferred tax assets because management is not able to conclude that it is more likely than not that these deferred tax assets will be realized. The Company reached this decision based on judgment, which included consideration of historical losses and projections of future profits. The Company will continue to monitor the need for the valuation allowance on a quarterly basis and may, with further evidence, determine that the valuation allowance is no longer required.  The valuation allowance is based on the Company’s analysis that it is more likely than not that certain deferred tax assets will be realized in the foreseeable future. The net deferred tax liability of $1.8 million relates primarily to book to tax basis differences in various foreign jurisdictions.

The valuation allowance for deferred tax assets increased by $6.0 million and decreased by $16.0 million in fiscal 2012 and fiscal 2011, respectively.

As of April 1, 2012, the Company had federal and state net operating loss (NOL) carryforwards, net of ASC 740-10 unrecognized tax benefits, of approximately $60.5 million and $86.4 million, respectively, which include excess tax benefits related to stock option exercises.  The Company has approximately $26.1 million of net tax benefits related to excess stock compensation benefits, which are not recorded as deferred tax assets.  These excess stock compensation benefits will be credited to additional paid-in capital when recognized. The federal net operating loss carryforwards will expire in various fiscal years through 2032, if not utilized.  The state net operating loss carryforwards will expire in various fiscal years through 2032, if not utilized.  The utilization of NOLs created by acquired companies is subject to annual limitations under Section 382 of the Internal Revenue Code. However, the Company does not expect that such annual limitation will impair the realization of these NOLs.

As of April 1, 2012, the Company had approximately $51.9 million of federal research and development tax credit carryforwards, and $7.3 million of foreign tax credit carryforwards. The federal research tax credit carryforwards will expire from fiscal years 2013 through 2032, if not utilized and the foreign tax credit carryforwards will expire from fiscal years 2013 to 2021, if not utilized. The Company also had, as of April 1, 2012, approximately $69.5 million of state income tax credit carryforwards, of which $3.5 million will expire in various fiscal years through 2015, if not utilized.

Reconciliation between the statutory U.S. income tax rate of 35% and the effective rate is as follows:

	Fiscal Year Ended
(in thousands)	April 1, 2012	April 3, 2011	March 28, 2010
Provision (benefit) at 35% U.S. statutory rate	$20,756	$18,648	$14,898
State tax, net of federal benefit	85	120	(49)
Foreign income taxed at lower rates	(22,059)	(22,368)	(16,144)
Impact of rate change and extension of incentive in foreign jurisdiction	—	(3)	(94)
Repatriation of foreign earnings	1,048	—	254
Net operating losses and tax credits (benefited) not benefited	(1,201)	335	(802)
Goodwill and intangible assets impairment	—	4,379	—
Stock-based compensation related to foreign jurisdictions and incentive stock options	4,198	—	2,989
Liquidation of US subsidiary	(1,218)	—	—
IRS settlement	—	(20,056)	—
Other	(1,430)	(412)	1,496
Income tax expense (benefit)	$179	$(19,357)	$2,548

The Company benefits from tax incentives granted by local tax authorities in certain foreign jurisdictions.  All non-passive income earned in its Malaysia subsidiary is not subject to tax.  The Company was granted a tax holiday in Malaysia during fiscal 2009.  The tax holiday was contingent upon the Company continuing to meet specified investment criteria in fixed assets, and to operate as an APAC regional headquarters center.  In the fourth quarter of fiscal 2011, the Company agreed with the Malaysia Industrial Development Board to cancel this tax holiday and enter into a new tax holiday which is a full tax exemption on statutory income for a period of 10 years commencing April 4, 2011.  This new tax holiday is subject to the Company meeting certain financial targets, investment, headcounts and activities in Malaysia. The impact of the Malaysia tax holiday was an increase in net income of approximately $21.6 million in fiscal 2012 ($0.15 per diluted share), $0.9 million in fiscal 2011 (less than $0.01 per diluted share) and $0.6 million in fiscal 2010 (less than $0.01 per diluted share), respectively.

The Company intends to reinvest certain of its foreign earnings indefinitely. Accordingly, no U.S. income taxes have been provided for approximately $443.2 million of undistributed earnings of foreign subsidiaries. It is not practicable for the Company to determine the tax impact of remitting these earnings.

The amount of unrecognized tax benefits that would favorably impact the effective tax rate were approximately $0.4 million and $0.4 million as of April 1, 2012 and April 3, 2011, respectively.  As of April 1, 2012, approximately $29.3 million of unrecognized tax benefits would be offset by a change in valuation allowance.  The Company recognizes potential interest and penalties related to the income tax on the unrecognized tax benefits as a component of income tax expense and accrued  approximately $0.3 million and $0.3 million for these items in fiscal 2012 and 2011.

In the fourth quarter of fiscal 2011, the Company entered into a Closing Agreement with the IRS on the “buy-in payment” for the tax structure and Extraterritorial Income Exclusion for the exported products outside the U.S.  The total adjustments increased taxable income and reduced the Company’s net operating loss carryforward by $59.5 million for the fiscal year from 2006 through 2010.

As of April 1, 2012, the Company could be subject to examination in the U.S. federal tax jurisdiction for the fiscal years 2009, 2010, and 2011.  The Company is not currently under examination by the Internal Revenue Service, but if the Company was audited, based on currently available information, the Company believes that an audit by the Internal Revenue Service would not have a material adverse effect on its financial position, cash flows or results of operations.

As of April 1, 2012, the Company was subject to examination in various state and foreign jurisdictions for tax years 2006 forward, none of which were individually material.

During the twelve months beginning April 1, 2012, the Company does not expect its unrecognized tax benefits will materially change from April 1, 2012 balances.  However, the Company notes that the resolution and/or closure of open audits are highly uncertain.

The following tables summarize the activities of gross unrecognized tax benefits:

(in thousands)	Fiscal 2012	Fiscal 2011	Fiscal 2010
Beginning balance	$28,471	$53,795	$44,972
Increases related to prior year tax positions	443	6,243	3,480
Decreases related to prior year tax positions	—	—	(862)
Increases related to current year tax positions	937	2,435	6,227
Decrease related to the IRS tax settlement	—	(34,002)	—
Decreases related to the lapsing of statute of limitations	(133)	—	(22)
Ending balance	$29,718	$28,471	$53,795
Note 19. Segment Information

The Chief Operating Decision Maker is the Company’s President and Chief Executive Officer.

Our reportable segments include the following:

•
Communications segment: includes clock and timing solutions, Serial RapidIO® switching solutions, flow-control management devices, FIFOs, integrated communications processors, high-speed SRAM, digital logic and telecommunications.

•
Computing and Consumer segment: includes clock generation and distribution products, PCI Express switching and bridging solutions, high-performance server memory interfaces, multi-port products and PC audio products.

The tables below provide information about these segments:

Revenues by segment	Fiscal Year Ended
(in thousands)	April 1, 2012	April 3, 2011	March 28, 2010
Communications	$248,370	$291,426	$245,438
Computing and Consumer	278,326	313,963	278,724
Total revenues	$526,696	$605,389	$524,162

Income (Loss) by segment from continuing operations	Fiscal Year Ended
(in thousands)	April 1, 2012	April 3, 2011	March 28, 2010
Communications	$82,178	$126,050	$83,291
Computing and Consumer	(21,247)	(7,394)	(12,727)
Unallocated expenses:
Amortization of intangible assets	(16,355)	(19,298)	(20,805)
Inventory fair market value adjustment	—	(379)	(16,058)
Gain on divestitures	20,656	—	78,306
Fabrication production transfer costs	(4,572)	(5,263)	(2,344)
Assets impairment	315	447	(1,536)
Amortization of stock-based compensation	(16,333)	(14,668)	(14,429)
Severance, retention and facility closure costs	(2,151)	(4,898)	(22,500)
Acquisition-related costs and other	(798)	(1,932)	(4,822)
Deferred compensation plan expense (benefit)	(187)	(1,808)	(2,892)
Other-than-temporary loss on investments	(2,797)	—	—
Interest income and other, net	(1,118)	3,697	3,877
Income from continuing operations, before income taxes	$37,591	$74,554	$67,361

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

Revenues from unaffiliated customers by geographic area, based on the customers' shipment locations, were as follows:

	Fiscal Year Ended
(in thousands)	April 1, 2012	April 3, 2011	March 28, 2010
Asia Pacific	$350,105	$394,771	$346,425
Americas (1)	76,711	95,885	93,264
Japan	41,586	55,874	42,423
Europe	58,294	58,859	42,050
Total revenues	$526,696	$605,389	$524,162

(1)	The revenues from the customers in the U.S. were $70.4 million, $91.0 million and $79.9 million in fiscal 2012, 2011 and 2010, respectively.

The Company’s significant operations outside of the United States include test facility in Malaysia, design centers in the U.S., Canada and China, and sales subsidiaries in Japan, Asia Pacific and Europe. The Company's net property, plant and equipment are summarized below by geographic area:

(in thousands)	April 1, 2012	April 3, 2011
United States	$50,741	$51,642
Canada	4,508	5,613
Malaysia	13,658	8,599
All other countries	1,077	1,900
Total property, plant and equipment, net	$69,984	$67,754

Note 20. Derivative Financial Instruments

As a result of its international operations, sales and purchase transactions, the Company is subject to risks associated with fluctuating currency exchange rates. The Company may use derivative financial instruments to hedge these risks when instruments are available and cost effective, in an attempt to minimize the impact of currency exchange rate movements on its operating results and on the cost of capital equipment purchases. As of April 1, 2012 and April 3, 2011, the Company did not have any outstanding foreign currency contracts that were designated as hedges of forecasted cash flows or capital equipment purchases.  The Company does not enter into derivative financial instruments for speculative or trading purposes. The Company also has foreign exchange facilities used for hedging arrangements with banks that allow the Company to enter into foreign exchange contracts totaling approximately $20.0 million, all of which was available at April 1, 2012.

Note 21. Credit Facility
On June 13, 2011, the Company entered into a Master Repurchase Agreement (the Repurchase Agreement) with Bank of America, N.A. (Bank of America), pursuant to which the Company has the right, subject to the terms and conditions of the Repurchase Agreement, to sell to Bank of America up to 1,431 shares of Class A preferred shares of one of its wholly owned subsidiaries (the Subsidiary), in one or more transactions prior to June 13, 2012, for an aggregate purchase price of $135 million in cash. Pursuant to the Repurchase Agreement, to the extent it sells any such shares to Bank of America, the Company will be obligated to repurchase from Bank of America and Bank of America will be obligated to resell to the Company, those preferred shares for the aggregate purchase price paid by Bank of America. In such case, and while such shares are outstanding, the Company will also be obligated to make monthly payments to Bank of America at a floating interest rate of LIBOR plus 2.125% and will have the right to accelerate the repurchase of all or any portion of the shares prior to June 13, 2016. In addition, the Company is obligated to pay retention fees associated with amounts available under the Repurchase Agreement. These retention fees have been recorded as interest expense in the Company’s Statement of Operations. The Repurchase Agreement also contains certain customary events of default. As of April 1, 2012, the Company has not sold any preferred stock to Bank of America. On May 17, 2012, the Company entered into an amendment to the Repurchase Agreement which, among other things, extended the availability of the transactions under the Repurchase Agreement until December 13, 2012.
In connection with the Repurchase Agreement, the Company has entered into an agreement dated June 13, 2011 in favor of Bank of America and certain additional parties (the IDTI Agreement), which contains certain representations and various affirmative and negative covenants of the Company, including an obligation that the Company and its Subsidiary each maintain adequate capital in light of contemplated business operations. This agreement contains certain agreements by the Company intended to maintain the status of its Subsidiary as an entity distinct from the Company and its other subsidiaries, with separate assets and liabilities, as well as an indemnity by the Company.

Note 22. Related Party Transaction

On December 4, 2009, in line with the Company’s strategy to exit engineering services business acquired as part of the Tundra acquisition, the Company completed the sale of certain assets and transferred certain liabilities related to its Silicon Logic Engineering business to Open Silicon, Inc (OSI) for $1 in cash.  Please see Note 6 – “Divestitures” for further discussion.  Richard D. Crowley, Jr., the Company’s Vice President and Chief Financial Officer, is a member of the board of directors of OSI. The Company paid approximately $0.1 million and $0.6 million for services from OSI in fiscal 2012 and 2011.

Note 23. Subsequent Events

Acquisition
On April 30, 2012, the Company completed the acquisition of Fox Electronics (Fox), a leading supplier of frequency control products including crystals and crystal oscillators, in an all-cash transaction for approximately $30 million, of which $26 million was paid at closing. The Company believes that the combination of Fox's product portfolio with the Company's award-winning CrystalFree™ oscillators make the Company the industry's most comprehensive one-stop shop for frequency control products. In addition, the Company expects that this acquisition will help accelerate the adoption of CrystalFree™ by enabling customers to purchase pMEMS and CMOS solid-state oscillators alongside traditional quartz-based components through an established and trusted sales channel.
Due to the closing of this acquisition subsequent to the Company's fiscal year end, the Company is currently determining the fair value of assets acquired and liabilities assumed necessary to develop the purchase price allocation. Therefore, disclosure of the purchase consideration allocation to the tangible and intangible assets acquired and liabilities assumed as well as disclosure of pro forma information is not practicable. The Company expects to complete the purchase price allocation for this acquisition during the first quarter of fiscal 2013.
Proposed acquisition
On April 30, 2012, the Company entered into an Agreement and Plan of Merger with PLX Technology, Inc (PLX). The Merger Agreement provides that, on and subject to the terms of the Merger Agreement, the Company will commence an exchange offer to purchase all of the outstanding shares of PLX common stock, $0.001 par value, in exchange for consideration, per share of PLX common stock, comprised of (i) $3.50 in cash plus (ii) 0.525 of a share of IDT common stock, without interest and less any applicable withholding taxes. The Company expects the proposed acquisition to expand the Company's core serial switching and interface business.The Company and PLX have complementary product sets, technologies and customer bases.
As of the filing date of this Form 10-K, the exchange offer had not yet commenced.

SUPPLEMENTARY FINANCIAL INFORMATION (UNAUDITED)

QUARTERLY RESULTS OF OPERATIONS
(in thousands, except per share data)

	Fiscal Year Ended April 1, 2012
	First Quarter	Second Quarter (1)	Third Quarter	Fourth Quarter (2)
Revenues	$149,285	$138,318	$119,977	$119,116
Gross profit	79,436	73,633	63,884	63,553
Net income (loss) from continuing operations	12,769	8,100	(903)	17,357
Net income (loss) from discontinued operations	(7,615)	38,647	(5,290)	(4,605)
Net income (loss)	5,154	46,747	(6,193)	12,752

Basic net income (loss) per share- continuing operations	0.09	0.06	(0.01)	0.12
Basic net income (loss) per share -discontinued operations	$(0.06)	$0.26	$(0.03)	$(0.03)
Basic net income (loss) per share	$0.03	$0.32	$(0.04)	$0.09

Diluted net income (loss) per share - continuing operations	$0.08	$0.06	$(0.01)	$0.12
Diluted net income (loss) per share -discontinued operations	$(0.05)	$0.26	$(0.03)	$(0.03)
Diluted net income (loss) per share	$0.03	$0.32	$(0.04)	$0.09

	Fiscal Year Ended April 3, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$153,621	$159,570	$147,524	$144,674
Gross profit	79,695	87,451	80,347	81,449
Net income (loss) from continuing operations	14,809	24,415	14,897	39,705
Net income (loss) from discontinued operations	(5,219)	(5,018)	(5,103)	(8,835)
Net income (loss)	9,590	19,397	9,794	30,870

Basic net income (loss) per share- continuing operations	0.09	0.16	0.10	0.27
Basic net income (loss) per share -discontinued operations	(0.03)	(0.04)	(0.04)	(0.06)
Basic net income (loss) per share	0.06	0.12	0.06	0.21

Diluted net income (loss) per share - continuing operations	0.09	0.15	0.10	0.26
Diluted net income (loss) per share -discontinued operations	(0.03)	(0.03)	(0.04)	(0.06)
Diluted net income (loss) per share	0.06	0.12	0.06	0.20

[1]
In the second quarter of fiscal 2012, the Company recorded a gain of $45.9 million in net income from discontinued operations related to the divestiture of IDT’s Hollywood Quality Video (“HQV”) and Frame Rate Conversion (“FRC”) video processing product lines to Qualcomm.

[2]
In the fourth quarter of fiscal 2012, the Company recorded a gain of $20.7 million in net income from continuing operations related to the sale of wafer fabrication facility located in Hillsboro, Oregon.

[3]
As described in Note 2 to the consolidated financial statements, the Company has revised previously issued financial statements. The effect of the revision on net income (loss) for the first, second, and third quarter of fiscal 2011 is $0.8 million in each of the three quarters and $0.5 million in the fourth quarter of fiscal 2011. The effect of the revision for the first and second quarter of fiscal 2012 is $2.5 million and $0.3 million, respectively. The errors did not impact net income (loss) from discontinued operations. The revision is considered a correction of immaterial errors.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, as amended (the Exchange Act), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including the Chief Executive Officer and Chief Financial Officer, is engaged in a comprehensive effort to review, evaluate and improve our controls; however, management does not expect that our disclosure controls will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control systems’ objectives are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

Our management assessed the effectiveness of our internal control over financial reporting as of April 1, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.

Based on our management’s assessment using those criteria, management concluded that our internal control over financial reporting was effective as of April 1, 2012.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this report, has issued a report on our management’s assessment of our internal control over financial reporting as of April 1, 2012, which report appears under Item 8 of this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers, and their respective ages as of April 1, 2012, are as follows:

Name	Age	Position
Ted Tewksbury	55	President and Chief Executive Officer
Richard D. Crowley, Jr.	55	Vice President, Chief Financial Officer
Mike Hunter	60	Vice President, Worldwide Manufacturing
Chuen-Der Lien	55	Vice President, Technology Development
Mario Montana	50	Vice President, Enterprise Computing Division
Arman Naghavi	49	Vice President and General Manager, Analog and Power Division
Thomas Sparkman	51	Vice President and General Manager, Communications Division
Kelley Steven-Waiss	42	Vice President, Worldwide Human Resources
Vince Tortolano	62	Vice President, General Counsel and Secretary
Fred Zust	42	Vice President and General Manager, Timing and Synchronization Division

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

Mr. Sparkman joined IDT in November 2011, as Vice President and General Manager for the Communications Division. Prior to joining IDT, Mr. Sparkman was CEO of Samplify Systems, a leader in data compression technologies, in which IDT was a strategic investor.  Mr. Sparkman joined Samplify with 23 years of semiconductor experience, mostly at Maxim Integrated Products, Inc., an international supplier of analog and mixed-signal products. Mr. Sparkman holds a BSEE from the University of California at Berkeley.

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

The information required by this item concerning our directors is incorporated by reference from the information set forth in the sections titled “Proposal 1—Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2012 Annual Meeting of Stockholders.

Other information required by this item concerning our executive officers is incorporated by reference from the information set forth in this section titled “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2012 Annual Meeting of Stockholders.

The information required by this item concerning our audit committee and its financial expert is incorporated by reference from the information set forth in the section titled “Corporate Governance-Board of Directors Meetings and Committees” in our Proxy Statement for the 2012 Annual Meeting of Stockholders.

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

The information required by this item concerning recommendations of director nominees by security holders is incorporated by reference from the information set forth in the section titled "Consideration of Stockholder Nominees for Director” and “Corporate Governance—Board of Directors Meetings and Committees"  in our Proxy Statement for the 2012 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference from the Company's Proxy Statement for the 2012 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference from the Company's Proxy Statement for the 2012 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference from the Company's Proxy Statement for the 2012 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference from the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders.

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

INTEGRATED DEVICE TECHNOLOGY, INC. Registrant
	By:	/s/ THEODORE L. TEWKSBURY III
May 21, 2012		Theodore L.Tewksbury III President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ THEODORE L. TEWKSBURY III	Chief Executive Officer , President and Director	May 21, 2012
Theodore L. Tewksbury III	(Principal Executive Officer)

/s/ RICHARD D. CROWLEY, JR.	Vice President, Chief Financial Officer	May 21, 2012
Richard D. Crowley, JR.	(Principal Financial and Accounting Officer)

/s/ JOHN SCHOFIELD	Chairman of the Board	May 21, 2012
John Schofield

/s/ GORDON PARNELL	Director	May 21, 2012
Gordon Parnell

/s/ LEWIS EGGEBRECHT	Director	May 21, 2012
Lewis Eggebrecht

/s/ RON SMITH	Director	May 21, 2012
Ron Smith

/s/ DONALD SCHROCK	Director	May 21, 2012
Donald Schrock

/s/ UMESH PADVAL	Director	May 21, 2012
Umesh Padval

INTEGRATED DEVICE TECHNOLOGY, INC.
SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)	Balance at Beginning of Period	Additions Charged (Credited) to Revenues, Costs and Expenses	Charged (Credited) to Other Accounts	Deductions and Write-offs	Balance at End of Period
Allowance for returns, pricing credits and doubtful accounts
Year ended March 28, 2010	$7,351	$8,706	$1,466	$(10,867)	$6,656
Year ended April 3, 2011	$6,656	$7,700	$1,819	$(11,607)	$4,568
Year ended April 1, 2012	$4,568	$(772)	$124	$(911)	$3,009
Tax valuation allowance
Year ended March 28, 2010	$117,589	$(10,197)	$—	$1,954	$109,346
Year ended April 3, 2011	$109,346	$2,584	$—	$13,830	$125,760
Year ended April 1, 2012	$125,760	$22,508	$—	$(16,537)	$131,731

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File Number	Exhibit/ Appendix	Filing Date	Filed/ Furnished Herewith
2.1*	Agreement and Plan of Merger by and among Integrated Device Technology, Inc., Integrated Circuit Systems, Inc., and Colonial Merger Sub I, Inc.	8-K	00-12695	—	6/20/2005
2.2*	Asset Purchase Agreement, dated as of April 30, 2009 between the Company and NetLogic Microsystems, Inc.	8-K	00-12695	—	5/9/2009
2.3*	Arrangement Agreement, dated as of April 30, 2009 by and among Integrated Device Technology Inc., 4440471 Canada Inc. and Tundra Semiconductor Corporation.	8-K	00-12695	—	4/30/2009
3.1*	Restated Certificate of Incorporation, as amended to date	—	—	—	—	X
3.2*	Certificate of Designations specifying the terms of the Series A Junior Participating Preferred Stock of IDT, as filed with the Secretary of State of Delaware.	8-A	00-12695	—	12/23/1998
3.6*	Amended and Restated Bylaws of the Company, as amended and restated effective July 22, 2009.	8-K	00-12695	—	7/28/2009
10.5*	1994 Stock Option Plan, as amended as of September 22, 2000.**	10-Q	00-12695	10.1	10/1/2000
10.6*	1994 Directors Stock Option Plan and related documents.**	10-Q	00-12695	10.18	10/2/1994
10.7*	Form of Indemnification Agreement between the Company and its directors and officers.**	10-K	00-12695	10.68	4/2/1989
10.12*	Incentive Compensation Plan.**	10-Q	00-12695	10.27	7/3/2005
10.13*	Form of Change of Control Agreement between the Company and certain of its officers **	10-K	00-12695	10.13	6/23/2003
10.14*	Lease dated December 2002 between the Company and LaGuardia Associates relating to 710 LaGuardia Street, Salinas, California.	10-K	00-12695	10.14	6/23/2003
10.16*	1997 Stock Option Plan **	10-Q	00-12695	10.23	6/30/2002
10.17*	Purchase and Sale Agreement and Joint Escrow Instructions between the Company and Cadence Design Systems, Inc., dated December 1998.	S-4	00-12695	10.27	3/24/1999
10.19*	Agreement For Purchase And Sale Of Real Property Between Baccarat Silicon, Inc. and Dan Caputo Co. dated August 5, 2003.	10-Q	00-12695	10.19	6/23/2003
10.20*	Lease between the Company and S.I. Hahn, LLC dated February 2000 relating to 2901 Coronado Drive, Santa Clara, California.	10-K	00-12695	10.20	4/2/2000

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File Number	Exhibit/ Appendix	Filing Date	Filed/ Furnished Herewith
10.20*	Lease between the Company and S.I. Hahn, LLC dated February 2000 relating to 2901 Coronado Drive, Santa Clara, California.	10-K	00-12695	10.20	4/2/2000
10.21*	Non-Qualified Deferred Compensation Plan effective November 1, 2000.**	10-K	00-12695	10.21	4/1/2001
10.22*	Transition Agreement, dated March 30, 2006, by and between Integrated Device Technology, Inc. and Hock E. Tan.**	8-K	00-12695	10.1	3/30/2006
10.24*	1984 Employee Stock Purchase Plan, as amended and restated effective September 29, 2003.**	10-Q	00-12695	10.25	9/28/2003
10.25*	2004 Equity Plan, as amended and restated, effective September 23, 2010. **	DEF 14A	00-12695	A	7/26/2010
10.26*	Agreement For Purchase And Sale of Real Property Between the Company and Electroglas, Inc. dated December 16, 2004.	10-K	00-12695	10.26	6/14/2005
10.27*	Executive Transition Agreement, dated November 13, 2007, by and between Registrant and Gregory S. Lang.**	8-K	00-12695	10.1	11/16/2007
10.28*	Executive Compensation Agreement, dated February 12, 2008, by and between Registrant and its President and CEO, Ted Tewksbury.**	8-K	00-12695	10.1	2/20/2008
10.29*	Offer Letter between the Company and Richard D. Crowley, Jr., entered into on September 15, 2008.**	8-K	00-12695	10.1	9/23/2008
10.30	2009 Employee Stock Purchase Plan.**	DEF 14A	00-12695	A	8/7/2009
10.31	Asset purchase agreement dated as of December 14, 2011 by and among Alpha and Omega Semiconductor Limited, Jireh Semiconductor Incorporated and Integrated Device Technology, Inc.	8-K	00-12695	10.1	12/20/2011
10.32	Agreement and Plan of Merger, dated as of April 30, 2012, between Integrated Device Technology, Inc., Pinewood Acquisition Corp., Pinewood Merger Sub, LLC and PLX Technology, Inc.	8-K	00-12695	2.10	4/30/2012
10.33	Master Purchase Agreement, dated June 13, 2011, by and between Integrated Device Technology, Inc. and Bank of America, N.A. (Master Purchase Agreement)	8-K	00-12695	10.10	6/17/2011
10.34	Asset purchase agreement dated as of August 31, 2011 by and among Qualcomm, Inc and Integrated Device Technology, Inc.					X
10.35	Foundry agreement dated August 3, 2009 between the Company and Taiwan Semiconductor Manufacturing Co., Ltd.					X
10.36	Amendment No. 1 to Master Purchase Agreement					X
21.1	Subsidiaries of the Company.					X
23.1	Consent of PricewaterhouseCoopers LLP.					X

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File Number	Exhibit/ Appendix	Filing Date	Filed/ Furnished Herewith
31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS§	XBRL Instance Document.					X
101.SCH§	XBRL Taxonomy Extension Schema Document.					X
101.CAL§	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF§	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB§	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE§	XBRL Taxonomy Extension Presentation Linkbase Document.					X

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