Form 10-Q
period 2012-07-01
INTEGRATED DEVICE TECHNOLOGY INC
filed 2012-08-08
CIK 703361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________
(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2012 OR

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
☐  Large accelerated filer                            ☒   Accelerated filer                            ☐  Non-accelerated filer               ☐ Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
The number of outstanding shares of the registrant's Common Stock, $.001 par value, as of July 31, 2012 was approximately 143,457,961.

INTEGRATED DEVICE TECHNOLOGY, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I-FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets as of July 1, 2012 and April 1, 2012
Condensed Consolidated Statements of Operations for the three months ended July 1, 2012 and July 3, 2011
Condensed Consolidated Statements of Cash Flows for the three months ended July 1, 2012 and July 3, 2011
Notes to Condensed Consolidated Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures

PART II-OTHER INFORMATION

Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Mine Safety Disclosures
Item 5.	Other Information
Item 6.	Exhibits
Signatures

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited in thousands, except per share amounts)	July 1, 2012	April 1, 2012
Assets
Current assets:
Cash and cash equivalents	$108,776	$134,924
Short-term investments	176,408	190,535
Accounts receivable, net of allowances of $2,914 and $3,009	64,278	60,609
Inventories	66,938	71,780
Income tax receivable	403	417
Prepayments and other current assets	23,786	23,267
Total current assets	440,589	481,532
Property, plant and equipment, net	73,600	69,984
Goodwill	132,109	96,092
Acquisition-related intangible assets, net	51,758	40,548
Deferred non-current tax assets	4,525	179
Other assets	29,804	29,299
Total assets	$732,385	$717,634
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$25,061	$25,211
Accrued compensation and related expenses	26,753	26,156
Deferred income on shipments to distributors	12,861	14,263
Deferred tax liabilities	497	421
Other accrued liabilities	16,112	13,443
Total current liabilities	81,284	79,494
Deferred tax liabilities	5,897	1,552
Long-term income tax payable	664	706
Other long-term liabilities	23,523	16,494
Total liabilities	111,368	98,246
Commitments and contingencies (Note 15)
Stockholders' equity:
Preferred stock: $.001 par value: 10,000 shares authorized; no shares issued	—	—
Common stock: $.001 par value: 350,000 shares authorized; 143,436 and 142,194 shares outstanding at July 1, 2012 and April 3, 2011, respectively	144	142
Additional paid-in capital	2,383,487	2,377,315
Treasury stock at cost: 90,426 shares at July 1, 2012 and April 3, 2011, respectively	(977,296)	(977,296)
Accumulated deficit	(786,451)	(782,136)
Accumulated other comprehensive income	1,133	1,363
Total stockholders' equity	621,017	619,388
Total liabilities and stockholders' equity	$732,385	$717,634

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
(Unaudited in thousands, except per share data)	July 1, 2012	July 3, 2011
Revenues	$130,161	$149,285
Cost of revenues	57,648	69,849
Gross profit	72,513	79,436
Operating expenses:
Research and development	41,544	39,815
Selling, general and administrative	36,412	25,929
Total operating expenses	77,956	65,744
Operating income (loss)	(5,443)	13,692
Interest income and other, net	2,000	44
Income before income taxes from continuing operations	(3,443)	13,736
Income tax expense (benefit)	(3,986)	967
Net income from continuing operations	$543	$12,769

Discontinued operations:
Loss from discontinued operations before income taxes	(4,858)	(7,644)
Benefit from income taxes	—	(29)
Net loss from discontinued operations	(4,858)	(7,615)

Net income (loss)	$(4,315)	$5,154

Basic net income per share- continuing operations	$—	$0.08
Basic net loss per share -discontinued operations	$(0.03)	$(0.05)
Basic net income (loss) per share	$(0.03)	$0.03

Diluted net income per share - continuing operations	$—	$0.08
Diluted net loss per share -discontinued operations	$(0.03)	$(0.05)
Diluted net income (loss) per share	$(0.03)	$0.03

Weighted average shares:
Basic	142,595	147,828
Diluted	143,984	151,074

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended
(Unaudited in thousands, except per share data)	July 1, 2012	July 3, 2011

Net income (loss)	$(4,315)	$5,154
Currency translation adjustments	(181)	252
Change in net unrealized loss on investments	(49)	3
Comprehensive income (loss)	(4,545)	5,409

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

	Three Months Ended
(in thousands)	July 1, 2012	July 3, 2011
Cash flows provided by operating activities:
Net income (loss)	$(4,315)	$5,154
Adjustments:
Depreciation	4,678	4,660
Amortization of intangible assets	4,890	4,195
Stock-based compensation expense, net of amounts capitalized in inventory	3,282	4,120
Deferred tax provision	(4,268)	49
Tax benefit from share based payment arrangements	(45)	—
Changes in assets and liabilities (net of amounts acquired):
Accounts receivable, net	288	1,332
Inventories	7,362	(6,529)
Prepayments and other assets	802	2,282
Accounts payable	(1,645)	(4,265)
Accrued compensation and related expenses	104	(1,791)
Deferred income on shipments to distributors	(1,923)	1,882
Income taxes payable and receivable	(46)	1,783
Other accrued liabilities and long-term liabilities	1,955	2,045
Net cash provided by operating activities	11,119	14,917
Cash flows provided by (used) for investing activities:
Acquisitions, net of cash acquired	(40,295)	—
Cash in escrow related to acquisitions	(4,700)	—
Purchases of property, plant and equipment, net	(9,290)	(8,206)
Purchases of short-term investments	(47,062)	(190,400)
Proceeds from sales of short-term investments	15,828	109,495
Proceeds from maturities of short-term investments	45,370	63,225
Net cash used for investing activities	(40,149)	(25,886)
Cash flows used for financing activities:
Proceeds from issuance of common stock	3,017	4,856
Repurchase of common stock	—	(23,812)
Excess tax benefit from share based payment arrangements	45	—
Net cash provided by (used) for financing activities	3,062	(18,956)
Effect of exchange rates on cash and cash equivalents	(180)	238
Net increase (decrease) in cash and cash equivalents	(26,148)	(29,687)
Cash and cash equivalents at beginning of period	134,924	104,680
Cash and cash equivalents at end of period	$108,776	$74,993

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

Basis of Presentation. The Company's fiscal year is the 52- or 53-week period ending on the Sunday closest to March 31st. In a 52-week year, each fiscal quarter consists of thirteen weeks. In a 53-week year, the additional week is usually added to the third quarter, making such quarter consist of fourteen weeks. The first quarter of fiscal 2013 and fiscal 2012 were thirteen week periods.

Reclassifications. Certain prior period balances in the accompanying consolidated financial statements have been reclassified to conform to the current period presentation.

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

Significant Accounting Policies. For a description of significant accounting policies, see Note 1, Summary of Significant Accounting Policies to the consolidated financial statements included in the Company's annual report on Form 10-K for the fiscal year ended April 1, 2012. There have been no material changes to the Company's significant accounting policies since the filing of the annual report on Form 10-K.

Recent Accounting Pronouncements. In September 2011, the Financial Accounting Standards Board (FASB) issued amended guidance regarding the testing of goodwill for impairment. The objective of this amendment is to simplify how entities test goodwill for impairment. Under the updated guidance an entity is to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The amended guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
In June 2011, the FASB issued amended guidance regarding the presentation of comprehensive income. The amended guidance requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amended guidance also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The amended guidance is effective on a retrospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. In December 2011, the FASB issued updated guidance to effectively defer only those changes in the guidance issued in June 2011, that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
In May 2011, the FASB issued additional guidance on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The updated guidance is effective on a prospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Note 2. Revision of Prior Period Financial Statements
During the third quarter of fiscal 2012, the Company identified errors primarily related to retention bonuses associated with its plan to close its Oregon manufacturing facility. In addition, the Company had corrected prior period errors in the first and second quarters of 2012 related to retention bonuses for certain key employees and accounts payable system related issues. The Company assessed the materiality of these errors individually and in the aggregate on prior periods’ financial statements in accordance with the SEC’s Staff Accounting Bulletin No. 99 (SAB 99), and concluded that the errors were not material to any of its prior annual or interim financial statements. Further although the Company also concluded that correcting the errors, on a cumulative basis, would not be material to the expected results of operations for the year ended April 1, 2012, the Company elected to revise its previously issued financial statements as permitted in SEC’s Staff Accounting Bulletin No. 108 (SAB 108) regarding immaterial revisions. The Company also elected to revise its previously issued consolidated financial statements the next time they are filed. As each subsequent filing is made in the future, the previous period consolidated financial statements affected by the errors will be revised. The Company has revised the consolidated statements of operations for the three months ended July 3, 2011 included herein to reflect the correct balances. The revision had no impact on the Company’s total cash flows from operating, investing or financing activities.

	For the Three Months Ended,
	July 3, 2011
(in thousands, except per share amounts)	As Reported (1)	Adjustments	As Revised
Consolidated Statement of Operations
Cost of revenues	$67,569	$2,280	$69,849
Gross profit	81,716	(2,280)	79,436
Research and development	39,667	148	39,815
Selling, general and administrative	25,848	81	25,929
Total operating expenses	65,515	229	65,744
Operating income	16,201	(2,509)	13,692
Income from continuing operations before income taxes	16,245	(2,509)	13,736
Provision for income taxes	947	20	967
Net income from continuing operations	15,298	(2,529)	12,769
Net income	$7,683	$(2,529)	$5,154

Basic income (loss) per share:
Continuing operations	$0.10	$(0.02)	$0.08
Net income (loss)	$0.05	$(0.02)	$0.03

Diluted net income (loss) per share:
Continuing operations	$0.10	$(0.02)	$0.08
Net income (loss)	$0.05	$(0.02)	$0.03

1) Reflects previously reported amounts as adjusted for discontinued operations (see Note 5)

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

The following table sets forth the computation of basic and diluted net income per share from continuing operations:

	Three Months Ended
(in thousands, except per share amounts)	July 1, 2012	July 3, 2011
Numerator (basic and diluted):
Net income from continuing operations	$543	$12,769

Denominator:
Weighted average common shares outstanding, basic	142,595	147,828
Dilutive effect of employee stock options and restricted stock units	1,389	3,246
Weighted average common shares outstanding, diluted	143,984	151,074

Basic net income per share from continuing operations	$—	$0.08
Diluted net income per share from continuing operations	—	0.08

Potential dilutive common shares of 14.0 million and 9.9 million pertaining to employee stock options and restricted stock units were excluded from the calculation of diluted earnings per share for the three months ended July 1, 2012 and July 3, 2011, respectively, because the effect would have been anti-dilutive.

Note 4. Business Combinations

Acquisition of Fox Enterprises, Inc.
On April 30, 2012, the Company completed the acquisition of Fox Enterprises, Inc. (Fox), a leading supplier of frequency control products including crystals and crystal oscillators, in an all-cash transaction for approximately $28.9 million, which included $25.7 million in cash paid at closing and $3.2 million in fair value of contingent cash consideration of up to $4.0 million based upon the achievement of future financial milestones, which would be payable after 12 months from the acquisition date . The Company believes that the combination of Fox's product portfolio with the Company's CrystalFree™ oscillators make the Company the industry's one-stop shop for frequency control products. In addition, the Company expects this acquisition will help accelerate the adoption of CrystalFree™ by enabling customers to purchase pMEMS and CMOS solid-state oscillators alongside traditional quartz-based components through our established sales channels.
The Company allocated the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess purchase price over those fair values was recorded as goodwill. The fair values assigned to tangible and intangible assets acquired are based on management estimates and assumptions.
The Company incurred approximately $0.2 million of acquisition-related costs, which were included in selling, general and administrative expenses on the Consolidated Statements of Operations for three months ended July 1, 2012.

The aggregate purchase price was allocated as follows:

(in thousands)	Fair Value
Cash	$1,080
Accounts receivable	4,053
Inventories	2,600
Prepaid expenses and other current assets	363
Property, plant and equipment, net	656
Accounts payable and accrued expenses	(3,765)
Other long term assets	1,190
Other long term liabilities	(1,516)
Long term deferred tax liability	(4,345)
Amortizable intangible assets	12,300
Goodwill	16,305
Total purchase price	$28,921

A summary of the allocation of amortizable intangible assets is as follows:

(in thousands)	Fair Value
Existing technologies	$7,900
Customer relationships	2,000
Trade names and trademarks	1,500
In process research and development	900
Total	$12,300

Identifiable Tangible Assets and Liabilities
Assets and liabilities were reviewed and adjusted, if required, to their estimated fair value.
Inventories – The value allocated to inventories reflects the estimated fair value of the acquired inventory based on the expected sales price of the inventory, less reasonable selling margin.
Amortizable Intangible Assets
Existing technologies consist of products that have reached technological feasibility. The Company valued the existing technologies utilizing a discounted cash flow (“DCF”) model, which uses forecasts of future revenues and expenses related to the intangible assets. The Company utilized discount factors of 15% for the existing technologies and is amortizing the intangible assets over 5 years on a straight-line basis.
Customer relationship values have been estimated utilizing a DCF model, which uses forecasts of future revenues and expenses related to the intangible asset. The Company utilized discount factors of 15% - 20% for this intangible asset and is amortizing this intangible asset over 4 years on a straight-line basis.
Trade names and trademarks values have been estimated utilizing a DCF model, which uses forecasts of future revenues and expenses related to the intangible asset. The Company utilized a discount factor of 20% for this intangible asset and is amortizing this intangible asset over 3 years on a straight-line basis.
In-process research and development (IPR&D)

The Company utilized the DCF method to value the IPR&D, using a discount factor of 21% and will amortize this intangible asset once the projects are complete. The Company estimates that this IPR&D will be completed within the next 12 months.

The financial results of Fox Enterprises have been included in the Company’s Condensed Consolidated Statements of Operations from April 30, 2012, the closing date of the acquisition. Pro forma earnings information has not been presented because the effect of the acquisition is not material to the Company’s historical financial statements.

Acquisition of Alvand Technologies, Inc.
On April 16, 2012, the Company completed the acquisition of Alvand Technologies Inc., a leading analog integrated circuits company specializing in data converters, for total compensation of approximately $23.3 million, of which $20.5 million was paid in cash at closing and $2.8 million was accrued in fair value of contingent cash consideration of up to $4.0 million based upon the achievement of future product development milestones, which would be payable after 12 months from the acquisition date. The Company believes that Alvand Technologies provides critical IP needed for its next-generation roadmap.
The Company allocated the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess purchase price over those fair values was recorded as goodwill. The fair values assigned to tangible and intangible assets acquired are based on management estimates and assumptions.
The Company incurred approximately $0.1 million of acquisition-related costs, which were included in SG&A expenses on the Consolidated Statements of Operations for three months ended July 1, 2012.

The aggregate purchase price was allocated as follows:

(in thousands)	Fair Value
Cash	$147
Accounts receivable	211
Prepaid expenses	124
Property, plant and equipment, net	15
Accounts payable and other current liabilities	(707)
Backlog	1,500
Non-competition agreements	2,300
Goodwill	19,712
Total purchase price	$23,302

Amortizable Intangible Assets
Backlog consists of existing contracts. The Company valued the one-year of contractual backlog by calculating the present value of the projected cash flows that are expected to be generated by the backlog utilizing a discount factor of 15%. The Company will amortize this intangible asset over 1 year on a straight line basis.
The Company valued non-competition agreements estimating cash flows with and without non-competition agreements. The projected cash flows were discounted using a discount factor of 22%. The Company is amortizing this intangible asset over 3 years on a straight-line basis.
The financial results of Alvand Technologies have been included in the Company’s Condensed Consolidated Statements of Operations from April 16, 2012, the closing date of the acquisition. Pro forma earnings information has not been presented because the effect of the acquisition is not material to the Company’s historical financial statements.

Note 5. Discontinued Operations and Assets Held For Sale
On September 26, 2011, the Company completed the transfer of certain assets related to IDT’s Hollywood Quality Video (HQV) and Frame Rate Conversion (FRC) video processing product lines to Qualcomm pursuant to an Asset Purchase Agreement. The sale of these HQV and FRC video processing assets is intended to allow the Company to intensify focus on its analog-intensive mixed-signal, timing, and interface solutions. Upon the closing of the transaction, Qualcomm paid the Company $58.7 million in cash consideration, of which $6.0 million will be withheld in an escrow account for a period of two years and is included in the Company’s balance sheet as other assets (non-current). In the second quarter of fiscal 2012, the Company recorded a gain of $45.9 million related to this divestiture. The Company’s HQV and FRC product lines represented a significant portion of the Company’s video processing assets. As of July 1, 2012 the remaining video processing assets classified as held for sale consisted of $1.0 million in fixed assets and $0.7 million in intangible assets.
On August 1, 2012, the Company completed the transfer of the remaining assets of its video processing business to Synaptics for $5 million in cash pursuant to an Asset Purchase Agreement. In connection with the divestiture, 47 employees were transferred to Synaptics. This transaction will be recorded in the second quarter of fiscal 2013.

The video processing business was part of the Company’s Computing and Consumer reportable segment. For financial statement purposes, the results of operations for the video processing business are presented in the Company's condensed consolidated financial statements as discontinued operations.
The results from discontinued operations for the three months ended July 1, 2012 and July 3, 2011 are as follows (in thousands):

	For the Three Months Ended,
	July 1, 2012	July 3, 2011
Revenues	$978	$2,202
Cost of revenue	(1,894)	(2,526)
Operating expenses	(3,942)	(7,320)
Benefit for income taxes	—	29
Net loss from discontinued operations	$(4,858)	$(7,615)

Note 6. Fair Value Measurement

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of July 1, 2012:

	Fair Value at Reporting Date Using:
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Cash Equivalents and Short-Term investments:
US government treasuries and agencies securities	$148,782	$—	$—	$148,782
Money market funds	80,649	—	—	80,649
Corporate bonds	—	16,217	—	16,217
International government bonds	—	4,626	—	4,626
Corporate commercial paper	—	999	—	999
Bank deposits	—	10,996	—	10,996
Total assets measured at fair value	$229,431	$32,838	$—	$262,269
Liabilities:
Fair value of long term contingent consideration	—	—	6,000	6,000
Total liabilities measured at fair value	$—	$—	$6,000	$6,000

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of April 1, 2012:

	Fair Value at Reporting Date Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash Equivalents and Short-Term investments:
US government treasuries and agencies securities	$156,315	$—	$—	$156,315
Money market funds	104,596	—	—	104,596
Corporate bonds	—	21,538	—	21,538
International government bonds	—	4,648	—	4,648
Corporate commercial paper	—	3,148	—	3,148
Bank deposits	—	11,633	—	11,633
Municipal bonds	—	653	—	653
Total assets measured at fair value	$260,911	$41,620	$—	$302,531

U.S. government treasuries and U.S. government agency securities as of July 1, 2012 and April 1, 2012 do not include any U.S. government guaranteed bank issued paper. Corporate bonds include bank-issued securities that are guaranteed by the Federal Deposit Insurance Corporation (FDIC).

The securities in Level 1 are highly liquid and actively traded in exchange markets or over-the-counter markets. Level 2 fixed income securities are priced using quoted market prices for similar instruments, non-binding market prices that are corroborated by observable market data.

In connection with the acquisition of Fox Enterprises and Alvand Technologies (See "Note 4- Business Combinations"), a liability was recognized for the Company’s estimate of the fair value of contingent consideration on the acquisition date based on probability-based forecasted revenue.  This fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement. This fair value measurement is valued based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions concerning future revenue of the acquired business in measuring fair value.

The following table summarizes the change in the fair value of the contingent consideration measured using significant unobservable inputs (Level 3) for the three months ended July 1, 2012:

(in thousands)	Estimated Fair Value
Balance as of April 1, 2012	$—
Additions	6,000
Deletions	—
Balance as of July 1, 2012	$6,000

All of the Company’s available-for-sale investments are subject to a periodic impairment review. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. The Company did not record any impairment charges related to its available-for-sale investments in three months ended July 1, 2012 and July 3, 2011.

Note 7. Investments

Available-for-Sale Securities

Available-for-sale investments at July 1, 2012 were as follows:

(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government treasuries and agencies securities	$148,801	$2	$(21)	$148,782
Money market funds	80,649			80,649
Corporate bonds	16,210	8	(1)	16,217
International government bonds	4,628	—	(2)	4,626
Corporate commercial paper	999			999
Bank deposits	10,996			10,996
Total available-for-sale investments	262,283	10	(24)	262,269
Less amounts classified as cash equivalents	(85,861)	—	—	(85,861)
Short-term investments	$176,422	$10	$(24)	$176,408

Available-for-sale investments at April 1, 2012 were as follows:

(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government treasuries and agencies securities	$156,331	$8	$(24)	$156,315
Money market funds	104,596	—	—	104,596
Corporate bonds	21,485	59	(6)	21,538
International government bonds	4,650	1	(3)	4,648
Corporate commercial paper	3,148	—	—	3,148
Bank deposits	11,633	—	—	11,633
Municipal bonds	652	1		653
Total available-for-sale investments	302,495	69	(33)	302,531
Less amounts classified as cash equivalents	(111,996)	—	—	(111,996)
Short-term investments	$190,499	$69	$(33)	$190,535

The cost and estimated fair value of available-for-sale securities at July 1, 2012, by contractual maturity, were as follows:

(in thousands)	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$260,081	$260,068
Due in 1-2 years	2,202	2,201
Due in 2-5 years	—	—
Total investments in available-for-sale securities	$262,283	$262,269

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses as of July 1, 2012, aggregated by length of time that individual securities have been in a continuous loss position.

	Less Than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$7,160	$(1)	$—	$—	$7,160	$(1)
U.S. government treasuries and agencies securities	76,262	(21)	—	—	76,262	(21)
International government bonds	2,550	(2)	—	—	2,550	(2)
Total	$85,972	$(24)	$—	$—	$85,972	$(24)

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses, as of April 1, 2012, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	Less Than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$4,213	$(7)	$—	$—	$4,213	$(7)
U.S. government treasuries and agencies securities	114,056	(24)	—	—	114,056	(24)
International govt bonds	2,550	(2)	—	—	2,550	(2)
Total	$120,819	$(33)	$—	$—	$120,819	$(33)

Currently, a significant portion of the Company’s available-for-sale investments that it holds are high grade instruments.  As of July 1, 2012, the unrealized losses on the Company’s available-for-sale investments represented an insignificant amount in relation to its total available-for-sale portfolio. Substantially all of the Company’s unrealized losses on its available-for-sale marketable debt instruments is primarily driven by declines in interest rates or as a result of a decrease in the market liquidity for debt instruments.  Because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, the Company did not consider these investments to be other-than-temporarily impaired at July 1, 2012 and April 1, 2012.

Non-Marketable Equity Securities

During the three months ended July 1, 2012, in association with the acquisition of Fox Enterprises, the Company acquired a non-significant stake in a privately held company. The fair value of this non-marketable private equity investment was $0.6 million as of July 1, 2012.

The Company accounts for its equity investments in privately held companies under the cost method.  These investments are subject to periodic impairment review and measured and recorded at fair value when they are deemed to be other-than-temporarily impaired. In determining whether a decline in value of its investments have occurred and is other than temporary, an assessment was made by considering available evidence, including the general market conditions, the investee’s financial condition, near-term prospects, market comparables and subsequent rounds of financing.   The valuation also takes into account the investee’s capital structure, liquidation preferences for its capital and other economic variables. The valuation methodology for determining the decline in value of non-marketable equity securities is based on inputs that require management judgment.

The aggregate carrying value of the Company’s non-marketable equity securities was approximately $2.3 million and $1.7 million, and was classified within other assets on the Company’s Consolidated Balance Sheets as of July 1, 2012 and April 1, 2012, respectively.  The Company did not recognize any impairment loss in the three months ended July 1, 2012 and July 3, 2011.

Note 8. Stock-Based Employee Compensation

Compensation Expense

The following table summarizes stock-based compensation expense by category appearing in the Company’s Consolidated Statement of Operations:

	Three Months Ended
(in thousands)	July 1, 2012	July 3, 2011
Cost of revenue	$303	$427
Research and development	1,543	1,998
Selling, general and administrative	1,277	1,347
Discontinued operations	159	348
Total stock-based compensation expense	$3,282	$4,120

Amount of stock-based compensation expense that was capitalized during the periods presented above was immaterial.

During the three months ended July 1, 2012, 533,241 shares of common stock were issued under the Company's Employee Stock Purchase Plan and options to purchase 67,661 shares of common stock were exercised under the Company's Stock Incentive Plan. The number of restricted stock units issued during the three months ended July 1, 2012 was 641,808.
 As of July 1, 2012, the unrecognized compensation cost related to nonvested stock options, net of estimated forfeitures, was $8.2 million and will be recognized over a weighted-average period of 1.5 years.

As of July 1, 2012, the unrecognized compensation cost related to restricted stock units granted under the Company’s equity incentive plans was approximately $9.0 million, net of estimated forfeitures, and is expected to be recognized over a weighted-average period of 1.9 years.

Note 9. Stockholders' Equity

In the three months ended July 1, 2012, the Company did not repurchase any shares. In fiscal 2012, the Company repurchased approximately 10.4 million shares at an average price of $6.49 per share for a total purchase price of $67.5 million under the authorized share repurchase program. As of July 1, 2012, approximately $79.8 million was available for future purchase under the share repurchase program.  Share repurchases were recorded as treasury stock and resulted in a reduction of stockholders’ equity.

Note 10. Balance Sheet Detail

(in thousands)	July 1, 2012	April 1, 2012
Inventories, net
Raw materials	$7,763	$6,457
Work-in-process	31,378	38,843
Finished goods	27,797	26,480
Total inventories, net	$66,938	$71,780
Property, plant and equipment, net
Land	$11,810	$11,665
Machinery and equipment	296,828	290,028
Building and leasehold improvements	46,391	44,724
Total property, plant and equipment, gross	355,029	346,417
Less: accumulated depreciation	(281,429)	(276,433)
Total property, plant and equipment, net	$73,600	$69,984

Other long-term obligations
Deferred compensation related liabilities	$16,439	$14,869
Contingent consideration	6,000	—
Other	1,084	1,625
Total other long-term liabilities	$23,523	$16,494

Note 11. Deferred Income on Shipments to Distributors

Included in the caption “Deferred income on shipments to distributors” on the Consolidated Balance Sheets are amounts related to shipments to certain distributors for which revenue is not recognized until our product has been sold by the distributor to an end customer. The components of deferred income on shipments to distributors as of July 1, 2012 and April 1, 2012 are as follows:

	Fiscal Year Ended
(in thousands)	July 1, 2012	April 1, 2012
Gross deferred revenue	$15,847	$17,883
Gross deferred costs	(2,986)	(3,620)
Deferred income on shipments to distributors	$12,861	$14,263

The gross deferred revenue represents the gross value of shipments to distributors at the list price billed to the distributor less any price protection credits provided to them in connection with reductions in list price while the products remain in their inventory.  The amount ultimately recognized as revenue will be lower than this amount as a result of ship from stock pricing credits which are issued in connection with the sell through of our products to end customers. Historically, this amount represents on an average approximately 30% of the list price billed to the customer.  The gross deferred costs represent the standard costs (which approximate actual costs) of products the Company sells to the distributors.  Although we monitor the levels and quality of inventory in the distribution channel, our experience is that products returned from these distributors may be sold to a different distributor or in a different region of the world.  As such, inventory write-downs for products in the distribution channel have not been significant.

Note 12. Comprehensive Income

The components of accumulated other comprehensive income, net of tax, were as follows:

(in thousands)	July 1, 2012	April 1, 2012
Cumulative translation adjustments	$1,147	$1,328
Unrealized gain on available-for-sale investments	(14)	35
Total accumulated other comprehensive income	$1,133	$1,363

Note 13. Goodwill and Intangible Assets, Net

Goodwill activity for three months ended July 1, 2012 is as follows:

	Reportable Segment
(in thousands)	Communications	Computing and Consumer	Total
Balance as of April 1, 2012	74,673	21,419	96,092
Impairment losses	—		—
Additions (1)	36,017		36,017
Balance as of July 1, 2012	$110,690	$21,419	$132,109

(1)	Additions were from the Fox Enterprises and Alvand Technologies acquisitions (see Note 4).

Acquisition of Intangible Assets from Fox Enterprises and Alvand Technologies
During the three months ended July 1, 2012 , the Company acquired existing technologies, customer relationships, trademarks and in-process research and development from Fox Enterprises and backlog and non-competition agreements from Alvand Technologies. See note 4 for further details.

Intangible asset balances as of July 1, 2012 and April 1, 2012 are summarized as follows:

	July 1, 2012
(in thousands)	Gross Assets	Accumulated Amortization	Net Assets
Purchased intangible assets:
Existing technology	$231,633	$(193,353)	$38,280
Trademarks	4,411	(1,331)	3,080
Customer relationships	129,230	(125,492)	3,738
Other	3,800	(473)	3,327
Total amortizable purchased intangible assets	369,074	(320,649)	48,425
IPR&D	3,333		3,333
Total purchased intangible assets	$372,407	$(320,649)	$51,758

	April 1, 2012
(in thousands)	Gross Assets	Accumulated Amortization	Net Assets
Purchased intangible assets:
Existing technology	$223,733	$(192,105)	$31,628
Trademarks	2,911	(1,144)	1,767
Customer relationships	127,231	(122,511)	4,720
Total amortizable purchased intangible assets	353,875	(315,760)	38,115
IPR&D	2,433	—	2,433
Total purchased intangible assets	$356,308	$(315,760)	$40,548

IPR&D is initially capitalized at fair value as an intangible asset with an indefinite life and assessed for impairment thereafter. The Company estimates that current IPR&D will be completed within the next 12 months. When the IPR&D project is complete, it is reclassified as an amortizable purchased intangible asset and is amortized over its estimated useful life. If an IPR&D project is abandoned, the Company will record a charge for the carrying value of the related intangible asset to its Consolidated Statements of Operations in the period it is abandoned.

Amortization expense for the three months ended July 1, 2012 and July 3, 2011 was $4.9 million and $4.2 million, respectively.

The intangible assets are being amortized over estimated useful lives of twelve months to seven years.

Based on the intangible assets recorded at July 1, 2012, and assuming no subsequent additions to or impairment of the underlying assets, the remaining estimated amortization expense is expected to be as follows (in thousands):

Fiscal Year	Amount
2013 (Remaining 9 months)	$12,789
2014	14,107
2015	10,406
2016	6,099
2017 and thereafter	8,357
Total	$51,758

Note 14. Restructuring

The following table shows the provision of the restructuring charges and the liability remaining as of July 1, 2012:

(in thousands)	Amount
Balance as of April 1, 2012	5,198
Provision	828
Cash payments	(1,055)
Balance as of July 1, 2012	$4,971

In connection with the Company’s plans to fully divest its remaining video processing product lines, during fiscal 2012, the Company recorded $3.6 million in restructuring expenses for employee retention costs. During the three months ended July 1, 2012, the Company recorded an additional $0.8 million for employee retention costs under this plan. These charges were recorded within discontinued operations. As of July 1, 2012, the total accrued balance for employee retention costs related to this restructuring action was $4.5 million. The Company expects to complete this restructuring action in the second quarter of fiscal 2013.
During the three months ended July 1, 2012, the Company paid $1.0 million in employee retention costs and completed the restructuring plan to exit wafer production operations at its Oregon fabrication facility.
During the three months ended July 1, 2012, the Company made lease payments of $0.1 million in connection with the exited facilities in Singapore and Salinas, California. As of July 1, 2012, the remaining accrued lease liabilities were $0.5 million. The Company expects to pay off these lease obligations through the third quarter of fiscal 2014.

Note 15. Commitments and Contingencies

Warranty

The Company maintains an accrual for obligations it incurs under its standard product warranty program and customer, part, or process specific matters. The Company’s standard warranty period is one year, however in certain instances the warranty period may be extended to as long as two years. Management estimates the fair value of the Company’s warranty liability based on actual past warranty claims experience, its policies regarding customer warranty returns and other estimates about the timing and disposition of product returned under the standard program. Customer, part, or process specific accruals are estimated using a specific identification method. Historical profit and loss impact related to warranty returns activity has been minimal. The total warranty accrual was $0.1 million as of July 1, 2012 and April 1, 2012, respectively.

Litigation

In January 2012, Maxim I Properties, a general partnership owning a certain parcel of real property (the Property), filed a complaint in the Northern District of California naming approximately thirty defendants, including the Company, alleging various environmental violations of the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), the Hazardous Substance Account Act (HSAA), the Resource Conservation and Recovery Act (“RCRA”), and other public and private nuisance claims (the Complaint).  The Complaint alleges with regard to the Company that IDT “…generated, transported, and/or arranged for the transport and/or disposal of hazardous waste to the Property.”  The Complaint further alleges that the Defendants are liable for the costs of investigation and remediation of the Property due to the release of hazardous substances, and that Defendants violated their duty to prevent the release of such hazardous substances.  In March 2012, the Company filed an answer to the complaint, denying the various allegations in the Complaint, and in April 2012, the Company filed an amended answer to the complaint, including a counterclaim against the Plaintiff.  The Company will continue to vigorously defend itself against the allegations in the Complaint.  Because the case is at an early stage and no specific monetary demands have been made, it is not possible for us to estimate the range of potential losses.

On May 14, 2012, a putative class action lawsuit captioned Cox v. Guzy, et al., C.A. No. 7529, was filed in the Delaware Court of Chancery (the Cox Complaint). The Cox Complaint names as defendants the members of the PLX Board of Directors, as well as PLX, IDT, Pinewood Acquisition Corp. (Pinewood) and Pinewood Merger Sub, LLC (Pinewood LLC), both of which are wholly-owned subsidiaries of IDT. The plaintiff alleges that PLX's directors breached their fiduciary duties to PLX stockholders in connection with the Offer and the Merger, and were aided and abetted by PLX, IDT, Pinewood and Pinewood LLC. The Cox

Complaint alleges that the Offer and the Merger involve an unfair price and an inadequate sales process, unreasonable deal protection devices, and that defendants entered into the Offer and the Merger to benefit themselves personally. The Cox Complaint seeks injunctive relief, including to enjoin the Offer and the Merger, an award of damages, attorneys' and other fees and costs, and other relief.  On May 29, 2012, plaintiff filed a Motion for Expedited Proceedings.  On June 7, 2012, defendants filed oppositions to plaintiff's Motion for Expedited Proceedings.  At the hearing, on June 8, 2012, the Court denied plaintiff's Motion for Expedited Proceedings.  On June 19, 2012, the plaintiff voluntarily dismissed the putative class action lawsuit without prejudice.

As of July 1, 2012, the Company has not recorded any accrual for contingent liabilities associated with the legal proceedings described above based on the belief that liabilities, while possible, are not probable. Further, probable ranges of losses in these matters cannot be reasonably estimated at this time. Generally, litigation is subject to inherent uncertainties, and no assurance can be given that the Company will prevail in any particular lawsuit. Accordingly, pending lawsuits, as well as potential future litigation with other companies, could result in substantial costs and diversion of resources and could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Note 16. Employee Benefit Plans
Effective November 1, 2000, the Company established an unfunded deferred compensation plan to provide benefits to executive officers and other key employees. Under the plan, participants can defer any portion of their salary and bonus compensation into the plan and may choose from a portfolio of funds from which earnings are measured. Participant balances are always 100% vested. As of July 1, 2012 and April 1, 2012, obligations under the plan totaled approximately $14.9 million, respectively. Additionally, the Company has set aside assets in a separate trust that is invested in corporate owned life insurance intended to substantially fund the liability under the plan. As of July 1, 2012 and April 1, 2012, the deferred compensation plan assets were approximately $15.9 million and $14.0 million, respectively.

During the three months ended July 1, 2012, the Company assumed an unfunded deferred compensation plan associated with the acquisition of Fox Enterprises Under this plan, participants on retirement are entitled to receive a fixed amount from the Corporation on a monthly basis. The Company has purchased life insurance policies with the intention of funding the liability under this plan. As of July 1, 2012, the deferred compensation plan assets and liability under this plan were approximately $0.6 million and $1.5 million, respectively.

Note 17. Income Taxes

The Company recorded an income tax benefit of $4.0 million in the three months ended July 1, 2012 and an income tax provision of $1.0 million in the three months ended July 3, 2011. The income tax benefit was primarily due to the recognition of a deferred tax asset offset by the recognition of a deferred tax liability due to the acquisition of Fox Enterprises.  The increase in the deferred tax liability was a part of the purchase accounting step-up adjustment that was recorded against goodwill while the increase in the deferred tax asset was recorded as a tax benefit.
The provision for income taxes for the three months ended July 3, 2011 reflects tax on foreign earnings and federal and state tax on U.S. earnings.

As of July 1, 2012, the Company could be subject to examination in the U.S. federal tax jurisdiction for the fiscal years 2009, and 2010.  The Company is not currently under examination by the Internal Revenue Service, but if the Company was audited, based on currently available information, the Company believes that an audit by the Internal Revenue Service would not have a material adverse effect on its financial position, cash flows or results of operations.

As of July 1, 2012, the Company was subject to examination in various state and foreign jurisdictions for tax years 2006 forward, none of which were individually material.

Note 18. Segment Information

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

The tables below provide information about these segments:

Revenues by segment	Fiscal Year Ended
(in thousands)	July 1, 2012	July 3, 2011
Communications	$63,070	$69,922
Computing and Consumer	67,091	79,363
Total revenues	$130,161	$149,285

Income (Loss) by segment from continuing operations	Fiscal Year Ended
(in thousands)	July 1, 2012	July 3, 2011
Communications	$17,486	$27,366
Computing and Consumer	(4,813)	(2,333)
Unallocated expenses:
Amortization of intangible assets	(4,891)	(3,944)
Inventory fair market value adjustment	(358)	—
Fabrication production transfer costs	—	(1,844)
Assets impairment	59	90
Amortization of stock-based compensation	(3,122)	(3,772)
Severance, retention and facility closure costs	(728)	(1,816)
Acquisition-related costs and other	(6,636)	—
Consulting expenses related to stockholder activities	(2,576)	—
Deferred compensation plan expense (benefit)	(178)	(55)
Proceeds from life insurance policies	2,313	—
Interest income and other, net	1	44
Income from continuing operations, before income taxes	$(3,443)	$13,736

The Company does not allocate goodwill and intangible assets impairment charge, severance and retention costs, acquisition-related costs, stock-based compensation, interest income and other, and interest expense to its segments.  In addition, the Company does not allocate assets to its segments. The Company excludes these items consistent with the manner in which it internally evaluates its results of operations.

Revenues from unaffiliated customers by geographic area, based on the customers' shipment locations, were as follows:

	Fiscal Year Ended
(in thousands)	July 1, 2012	July 3, 2011
Asia Pacific	$85,870	$102,564
Americas (1)	19,902	19,652
Japan	11,460	11,133
Europe	12,929	15,936
Total revenues	$130,161	$149,285

(1)	The revenues from the customers in the U.S. were $16.4 million and $19.0 million in the three months ended July 1, 2012 and July 3, 2011, respectively.

The Company utilizes global and regional distributors around the world, who buy product directly from the Company on behalf of their customers. One family of distributors, Maxtek and its affiliates represented approximately 10% of the Company’s revenues for the three month period ended July 1, 2012 . One other distributor, Uniquest represented approximately 12% of the Company’s revenues for the three months period ended July 1, 2012. Four distributors, Maxtek, Uniquest, Avnet and Richpower each represented approximately 10% of the Company’s revenues for the three month period ended July 3, 2011.

At July 1, 2012, two distributors represented approximately 18% and 15% of the Company’s gross accounts receivable. At April 1, 2012, three distributors represented approximately 19%, 16% and 12% of the Company’s gross accounts receivable.

The Company’s significant operations outside of the United States include a test facility in Malaysia, design centers in Canada and China, and sales subsidiaries in Japan, Asia Pacific and Europe. The Company's net property, plant and equipment are summarized below by geographic area:

(in thousands)	July 1, 2012	April 1, 2012
United States	$46,423	$50,741
Canada	5,797	4,508
Malaysia	19,696	13,658
All other countries	1,684	1,077
Total property, plant and equipment, net	$73,600	$69,984

Note 19. Derivative Financial Instruments

As a result of its international operations, sales and purchase transactions, the Company is subject to risks associated with fluctuating currency exchange rates. The Company may use derivative financial instruments to hedge these risks when instruments are available and cost effective, in an attempt to minimize the impact of currency exchange rate movements on its operating results and on the cost of capital equipment purchases. The Company also has foreign exchange facilities used for hedging arrangements with banks that allow the Company to enter into foreign exchange contracts totaling approximately $16.6 million, all of which was available at July 1, 2012. The Company does not enter into derivative financial instruments for speculative or trading purposes.

During the three months ended July 1, 2012 the Company entered into a foreign exchange contract of $3.4 million to to limit the foreign exchange rate risk associated with a receivable denominated in Japanese Yen which remained outstanding as of July 1, 2012. This forward exchange contract does not qualify for hedge accounting and therefore any changes in fair value would be recorded in earnings. As of July 1, 2012 and April 1, 2012, the Company did not have any outstanding foreign currency contracts that qualified for hedge accounting.

Note 20. Credit Facility
The Company has the right to sell to Bank of America up to 1,431 shares of Class A preferred shares of one of its wholly owned subsidiaries (the Subsidiary), in one or more transactions prior to December 13, 2012, for an aggregate purchase price of $135 million in cash under the repurchase agreement entered into with Bank of America in June 2011. As of July 1, 2012, the Company has not sold any preferred stock to Bank of America under this repurchase agreement.

Note 21. Subsequent Events

Acquisition of certain assets from NXP B.V.
On July 19, 2012, the Company completed an acquisition of certain assets related to technology and products developed for communications analog mixed-signal market applications from NXP B.V. The Company believes the acquisition will enhance its efforts to increase silicon content in wireless infrastructure markets. The Company believes that with this acquisition it can offer its customers a one-stop shop for wireless base stations, including radio frequency (RF) components, analog-to-digital converters (ADCs), digital-to-analog converters (DACs), Serial RapidIO® switches and bridges, high-performance timing devices, data compression IP, and power management ICs and it will help the Company increase its dollar content in the base station by offering all the key components in the signal chain.

The Company acquired the communications analog mixed-signal assets for an aggregate cash purchase price of approximately $31.2 million, subject to the assumption of certain specified liabilities related to the assets. The Company incurred approximately $2.1 million acquisition related costs, which were included in selling, general and administrative expenses in the Consolidated Statements of Operations for three months ended July 1, 2012.
Due to the closing of this acquisition subsequent to the period end, the Company is currently determining the fair value of assets acquired and liabilities assumed necessary to develop the purchase price allocation. Therefore, disclosure of the purchase consideration allocation to the tangible and intangible assets acquired and liabilities assumed as well as disclosure of pro forma information is not practicable. The Company expects to complete the purchase price allocation for this acquisition during the second quarter of fiscal 2013.
Sale of Video Processing Assets
On September 26, 2011, the Company completed the transfer of certain assets related to IDT’s Hollywood Quality Video (HQV) and Frame Rate Conversion (FRC) video processing product lines to Qualcomm pursuant to an Asset Purchase Agreement. The Company’s HQV and FRC product lines represented a significant portion of the Company’s video processing assets. In addition, the Company announced its intentions to fully divest its remaining video processing product lines within the next twelve months and classified these assets as held for sale. As of July 1, 2012 the remaining video processing assets classified as held for sale consisted of $1.0 million in fixed assets and $0.7 million in intangible assets.
On August 1, 2012, the Company completed the transfer of the remaining assets of its video processing business to Synaptics for $5 million in cash pursuant to an Asset Purchase Agreement.  In connection with the divestiture, 47 employees were transferred to Synaptics.  This Company expects to record a gain on this transaction in the second quarter of fiscal 2013.

Proposed Acquisition
On April 30, 2012, the Company entered into an Agreement and Plan of Merger with PLX Technology, Inc (PLX). The Merger Agreement provides that, on and subject to the terms of the Merger Agreement, the Company will commence an exchange offer to purchase all of the outstanding shares of PLX common stock, $0.001 par value, in exchange for consideration, per share of PLX common stock, comprised of (i) $3.50 in cash plus (ii) 0.525 of a share of IDT common stock, without interest and less any applicable withholding taxes. The Company expects the proposed acquisition to expand the Company's core serial switching and interface business. The Company and PLX have complementary product sets, technologies and customer bases.
On May 22, 2012, the Company commenced the exchange offer to purchase the outstanding shares of PLX common stock. The exchange offer was scheduled to expire at the end of the day on July 12, 2012. On July 11, 2012, the Company extended the expiration date of its exchange offer for all outstanding shares of common stock of PLX since the applicable waiting period for regulatory review has not yet been expired or been terminated and the exchange offer is now set to expire at the end of the day on August 9, 2012 unless further extended. Approximately 15.7 million shares, or approximately 35.1% of PLX’s outstanding common stock, had been tendered as of July 10, 2012.
The Company has filed a registration statement with the Securities and Exchange Commission (the “SEC”) on Form S-4 relating to the shares to be issued to the stockholders of PLX in the Offer and the Merger.
The Company incurred approximately $4.1 million acquisition related costs, which were included in SG&A expenses on the Consolidated Statements of Operations for three months ended July 1, 2012.

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

This discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and accompanying Notes included in this report and the Audited Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended April 1, 2012 filed with the SEC. Operating results for the three months ended July 1, 2012 are not necessarily indicative of operating results for an entire fiscal year.

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

For a discussion of our critical accounting policies, see Part II, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended April 1, 2012. We believe that these accounting policies are "critical," as defined by the SEC, in that they are both highly important to the portrayal of our financial condition and results, and they require difficult management judgments, estimates and assumptions about matters that are inherently uncertain. We believe that there have been no significant changes during the quarter ended July 1, 2012 to the items that we disclosed as our critical accounting policies in our Annual Report on Form 10-K for the fiscal year ended April 1, 2012.

Business overview

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

We are focused on the following:

•	aggressively managing, maintaining and refining our product portfolio including focus on the development and growth of new applications;

•	maintaining existing customers, pursuing and winning new customers;

•	developing and marketing new products in a timely and efficient manner;

•	differentiating and enhancing our products;

•	deploying research and development investment in the areas of displays, silicon timing, power management, signal integrity and radio frequency; and

•	rationalizing our operating expenses to improve profitability.

For more information on our business, please see Part I, Item 1, “Business,” in our Annual Report on Form 10-K for the fiscal year ended April 1, 2012.

Recent developments
Acquisition of Certain Assets of NXP B.V
On July 19, 2012, we completed an acquisition of certain assets related to technology and products developed for communications analog mixed-signal market applications from NXP B.V. We believe that this acquisition will enhance our efforts to increase silicon content in wireless infrastructure markets. We believe that with this acquisition we can offer our customers a one-stop shop for wireless base stations, including radio frequency (RF) components, analog-to-digital converters (ADCs), digital-to-analog converters (DACs), Serial RapidIO® switches and bridges, high-performance timing devices, data compression IP, and power management ICs and it will help us increase our dollar content in the base station by offering all the key components in the signal chain. We acquired the communications analog mixed-signal assets for an aggregate cash purchase price of approximately $31.2 million, subject to the assumption of certain specified liabilities related to the assets. The Company expects to record this acquisition in the second quarter of fiscal 2013. During the quarter ended July 1, 2012, we incurred approximately $2.1 million in acquisition related costs, which were included in SG&A expenses on the Consolidated Statements of Operations.
Acquisition of Fox Enterprises, Inc.
On April 30, 2012, the Company completed the acquisition of Fox Enterprises, Inc. (Fox), a leading supplier of frequency control products including crystals and crystal oscillators, for total compensation of approximately $28.9 million, which included $25.7 million in cash paid at closing and $3.2 million in fair value of contingent cash consideration of up to $4.0 million based upon the achievement of future financial milestones. We believe that the combination of Fox's product portfolio with our award-winning CrystalFree™ oscillators makes us the industry's most comprehensive one-stop shop for frequency control products. In addition, we expect that this acquisition will help accelerate the adoption of CrystalFree™ by enabling customers to purchase pMEMS and CMOS solid-state oscillators alongside traditional quartz-based components through an established and trusted sales channel. As a result of this acquisition we recorded amortizable intangible assets of $12.3 million and goodwill of $16.3 million during the quarter ended July 1, 2012 . In addition, we recorded approximately $0.2 million in acquisition related costs, which were included in SG&A expenses on the Consolidated Statements of Operations during the quarter ended July 1, 2012.
Acquisition of Alvand Technologies, Inc.
On April 16, 2012, the Company completed the acquisition of Alvand Technologies Inc., a leading analog integrated circuits company specializing in data converters, for total compensation of approximately $23.3 million, which included $20.5 million in cash was paid at closing and $2.8 million in fair value of contingent cash consideration of up to $4.0 million based upon the achievement of future product development milestones. We believe that Alvand Technologies provides critical IP needed for our next-generation roadmap. As a result of this acquisition we recorded amortizable intangible assets of $3.8 million and goodwill of 19.7 million during the quarter ended July 1, 2012 . In addition, we recorded approximately $0.1 million in acquisition related costs, which were included in SG&A expenses on the Consolidated Statements of Operations during the quarter ended July 1, 2012.
Proposed Acquisition of PLX Technology
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
On May 22, 2012, we commenced the exchange offer to purchase the outstanding shares of PLX common stock. The exchange offer was scheduled to expire at the end of the day on July 12, 2012. On July 11, 2012, we extended the expiration date of our exchange offer for all outstanding shares of common stock of PLX since the applicable waiting period for regulatory review has not yet been expired or been terminated and the exchange offer is now set to expire at the end of the day on August 9, 2012, unless further extended. Approximately 15.7 million shares, or approximately 35.1% of PLX’s outstanding common stock, had been tendered as of July 10, 2012.
During the quarter ended July 1, 2012, we incurred approximately $4.1 million in acquisition related costs which were included in SG&A expenses on the Consolidated Statements of Operations.
Discontinued operations and assets held for sale

In the second quarter of fiscal 2012, we completed the transfer of certain assets related to IDT’s Hollywood Quality Video (HQV) and Frame Rate Conversion (FRC) video processing product lines to Qualcomm pursuant to an Asset Purchase Agreement and have classified the remaining video processing business as held for sale.
On August 1, 2012, the we completed the transfer of the remaining assets of our video processing business to Synaptics for $5 million in cash pursuant to an Asset Purchase Agreement.  In connection with the divestiture, 47 employees were transferred to Synaptics. This transaction will be recorded in the second quarter of fiscal 2013. The video processing lines were previously included as part of our Computing and Consumer reportable segment. For financial statement purposes, the results of operations for these discontinued businesses have been presented in the consolidated financial statements as discontinued operations. Unless otherwise indicated, the following discussion pertains only to our continuing operations.

Overview

The following table and discussion provide an overview of our operating results from continuing operations for the quarter ended July 1, 2012 and July 3, 2011:

	Three Months Ended
(in thousands, except for percentage)	July 1, 2012	July 3, 2011
Revenues	$130,161	$149,285
Gross profit	$72,513	$79,436
As a % of revenues	56%	53%
Operating income (loss)	$(5,443)	$13,692
As a % of revenues	(4)%	9%
Net income (loss) from continuing operations	$543	$12,769
As a % of revenues	—%	9%

Our revenues decreased by $19.1 million, or 13% to $130.2 million in the quarter ended July 1, 2012 compared to the quarter ended July 3, 2011.  The decrease was primarily due to a decrease in unit shipments as we experienced reduced overall demand for our products in the communications market segment and the computing and consumer market segment. This overall reduction in demand is consistent with economic conditions within the markets we serve.  Gross profit decreased by $6.9 million in the quarter ended July 1, 2012 as compared to the quarter ended July 3, 2011 primarily as a result of lower revenues. Gross profit as a percentage of net revenues was 56% in in the quarter ended July 1, 2012 as compared to 53% in the quarter ended July 3, 2011. Our operating income decreased from $13.7 million in the quarter ended July 1, 2012 to operating loss of $5.4 million in the quarter ended July 3, 2011 primarily due to lower revenues and higher operating expenses.  During the quarter ended July 1, 2012 we incurred approximately $6.6 million in acquisition related expenses and $2.5 million of outside consulting services for certain shareholder related matters.

Net income from continuing operations in the quarter ended July 1, 2012 was $0.5 million and includes a $4.4 million one-time tax benefit associated with the acquisition of Fox Enterprises. This compares to the quarter ended July 3, 2011 net income from continuing operations of $12.8 million .

We ended the first quarter of fiscal 2013 with cash and cash equivalents and short-term investments of $285.2 million. We generated $11.1 million in cash from operations in the quarter ended July 1, 2012, and paid approximately $45 million for acquisitions of Fox Enterprises and Alvand Technologies.

Results of Operations

Revenues

Revenues by segment:	Three Months Ended
(in thousands)	July 1, 2012	July 3, 2011
Communications	$63,070	$69,922
Computing and Consumer	67,091	79,363
Total revenues	$130,161	$149,285

Product groups representing greater than 10% of net revenues:	Three Months Ended
As a percentage of net revenues	July 1, 2012	July 3, 2011
Communications:
Communications timing products	21%	17%
All others less than 10% individually	27%	30%
Total communications	48%	47%

Computing and Consumer:
Consumer and computing timing products	20%	21%
Memory interface products	19%	19%
All others less than 10% individually	13%	13%
Total computing and consumer	52%	53%

Total	100%	100%

Communications Segment
Revenues in our Communications segment decreased $6.9 million, or 10% to $63.1 million in the quarter ended July 1, 2012 as compared to the quarter ended July 3, 2011, as a result of reduced customer demand for products in this segment. In general, demand for most products within this market segment declined in-line with market conditions, with the exception of revenues from our flow control management products which increased 23% as compared to the prior year as we continued to experience growth in demand for our Rapid I/O switching solutions products. The decrease in revenue for the quarter ended July 1, 2012 was also partially offset by $4.0 million of additional revenue resulting from acquisition of Fox Enterprises in the current quarter.

Computing and Consumer Segment

Revenues in our Computing and Consumer segment decreased $12.3 million, or 15% to $67.1 million in the quarter ended July 1, 2012 as compared to the quarter ended July 3, 2011, as a result of reduced demand. In general, demand for most products within this market segment declined in-line with market conditions.

Revenues by Region

Revenues in the quarter ended July 1, 2012 decreased primarily in APAC (excluding Japan) and Europe as compared to the quarter ended July 3, 2011. Revenues in APAC (excluding Japan), Americas, Japan and Europe accounted for 66%, 15%, 9% and 10%, respectively, of consolidated revenues in the quarter ended July 1, 2012 compared to 69%, 13%, 9% and 10%, respectively, of our consolidated revenues in the quarter ended July 3, 2011.  The Asia Pacific region continues to be our strongest region, as many of our largest customers utilize manufacturers in that region.

Gross Profit

	Three Months Ended
	July 1, 2012	July 3, 2011
Gross Profit (in thousands)	$72,513	$79,436
Gross Profit Percentage	56%	53%

Gross profit decreased $6.9 million or 9% in the quarter ended July 1, 2012 compared to the quarter ended July 3, 2011 primarily due to lower revenue levels. Gross profit as a percentage of revenues increased 3% in the quarter ended July 1, 2012 compared to the quarter ended July 3, 2011. Improvement in gross profit percentage in the quarter ended July 1, 2012 as compared to the quarter ended July 3, 2011was primarily due to a $2.8 million reduction in expenses associated with the transfer of fabrication production to third party foundries which was completed in the fourth quarter of fiscal 2012. As of July 1, 2012, the balance of inventory buffer stock which has been built in anticipation of the transition of wafer fabrication activities totaled approximately $9.5 million.

Operating Expenses

The following table presents our operating expenses in the quarter ended July 1, 2012, and the quarter ended July 3, 2011, respectively:

	Three Months Ended		Three Months Ended
	July 1, 2012		July 3, 2011
(in thousands, except for percentages)	Dollar Amount	% of Net Revenues	Dollar Amount	% of Net Revenues
Research and development	$41,544	32%	$39,815	27%
Selling, General and administrative	$36,412	28%	$25,929	17%

Research and Development (R&D)

R&D expense increased $1.7 million, or 4%, to $41.5 million in the quarter ended July 1, 2012 compared to the quarter ended July 3, 2011. The increase was primarily due to a $1.1 million increase in salaries and wages associated with increased R&D headcount, a $0.4 million in increase in rent expenses, $0.3 million in additional expenses for Fox Enterprises and $0.2 million increase in other R&D costs offset in-part by a $0.3 million reduction in accrued variable incentive compensation expenses.

Selling, General and Administrative (SG&A)

SG&A expenses increased $10.5 million, or 40%, to $36.4 million in the quarter ended July 1, 2012 compared to the quarter ended July 3, 2011.  The increase was primarily the result of $4.8 million in increased acquisition related legal, consulting and broker costs, $1.8 million in accrued fees associated with the deferral of the closing date of the acquisition of NXP’s high-speed data converter assets, $2.6 million in expenses related to stockholder activities, $1.0 million in additional expenses for Fox Enterprises and $0.3 million in other expenses.

Restructuring Charges

In connection with our plans to fully divest our remaining video processing product lines, during fiscal 2012, we recorded $3.6 million in restructuring expenses for employee retention costs. During the quarter ended July 1, 2012, we recorded an additional $0.8 million for employee retention costs under this plan. These costs have been classified within discontinued operations. As of July 1, 2012, the total accrued balance for employee retention costs related to this restructuring action was $4.5 million. We expect to complete this restructuring action in the third quarter of fiscal 2013.
During the three months ended July 1, 2012, we paid $1.0 million in employee retention costs.
During the three months ended July 1, 2012, we made lease payments of $0.1 million in connection with the exited facilities in Singapore and Salinas, California. As of July 1, 2012, the remaining accrued lease liabilities were $0.5 million. We expect to pay off these lease obligations through the third quarter of fiscal 2014.

Interest Income and Other, Net

The components of interest income and other, net are summarized as follows:

	Three Months Ended
(in thousands)	July 1, 2012	July 3, 2011
Interest income	$86	$66
Interest expense	(396)	(56)
Other income, net	2,310	34
Interest income and other, net	$2,000	$44

Interest income is derived from earnings on our cash and short term investments. Interest expense is primarily due to charges associated with the credit facility with Bank of America which was established in the first quarter of fiscal 2012.  Increase in Other income of $2.3 million in the quarter ended July 1, 2012 was primarily attributable to death benefit proceeds received under life insurance policies purchased with the intention of funding deferred compensation plan liabilities.

Income Tax Expense (Benefit)

We recorded an income tax benefit of $4.0 million in the three months ended July 1, 2012 and an income tax provision of $1.0 million in the three months ended July 3, 2011. The income tax benefit was primarily due to the recognition of a deferred tax asset offset by the recognition of a deferred tax liability due to the acquisition of Fox Enterprises.  The increase in the deferred tax liability was a part of the purchase accounting step-up adjustment that was recorded against goodwill while the increase in the deferred tax asset was recorded as a tax benefit. The provision for income taxes for the quarter ended July 3, 2011 reflects tax on foreign earnings and federal and state tax on U.S. earnings.

Liquidity and Capital Resources

Our cash and cash equivalents and short-term investments were $285.2 million at July 1, 2012, a decrease of $40.3 million compared to April 1, 2012.  We also have a credit facility with Bank of America under which we can sell preferred shares of our wholly owned subsidiary to the bank for up to $135 million in cash prior to December 13, 2012, but to the extent we sell any such shares, we are obligated to repurchase it from the bank prior to June 13, 2016. We have a commitment for a revolving credit facility agreement with JP Morgan Chase with an initial aggregate principal amount of $50,000,000 and a term loan facility in an initial aggregate principal amount of up to $25,000,000. This commitment was entered into with the intention of funding the proposed PLX acquisition.

We had no outstanding debt at July 1, 2012 and April 1, 2012.
Cash Flows from Operating Activities
Net cash provided by operating activities totaled $11.1 million in the quarter ended July 1, 2012 compared to $14.9 million in quarter ended July 3, 2011. Cash provided by operating activities in in the quarter ended July 1, 2012 consisted of our net income, as adjusted to exclude depreciation, amortization and other non-cash items totaling $12.9 million; and cash used for working capital requirements primarily related to decreases in inventories and increase in other accrued liabilities partially offset by decrease in accounts payable and decrease in deferred revenue. In the quarter ended July 1, 2012, excluding the effects of acquisitions, inventory decreased by $7.0 million primarily attributable to shipments exceeding inventory build combined with increased inventory reserves. Accrued liabilities increased by $2.0 million primarily due to increases in accrued acquisition related costs and accrued shareholder activities costs which were partially offset by payments of other accrued supplier obligations. Accounts payable decreased by $2.0 million attributable the timing of payments during the quarter and deferred income on shipments to distributors decreased by $2.0 million as a result of reduced distributor inventories.
In the quarter ended July 3, 2011, net cash provided by operating activities total $14.9 million and consisted of our net income, as adjusted to exclude depreciation, amortization and other non-cash items totaling $13.0 million, and cash used for working capital requirements primarily related to increase in inventory, decrease in accounts payable partially offset by decrease in prepaid assets. Inventory increased by $6.5 million primarily due to increased inventory in work in process to support increased higher shipment levels combined with our build-ahead of inventory in anticipation of our wafer fabrication transition to the third party foundry. Accounts payable decreased by $4.3 million primarily due to the timing of payments. Prepaid and other assets decreased by $2.3 million as a result of normal recurring prepaid amortization, partially offset by an increase in a value-added tax receivable and payments made for additional software maintenance and license agreements.
Cash Flows from Investing Activities
Net cash used by investing activities in the quarter ended July 1, 2012 was $40.1 million compared to $25.9 million in quarter ended July 3, 2011.  Net cash used by investing activities in the quarter ended July 1, 2012 was primarily due to $45.0 million paid for the acquisitions of Fox Enterprises and Alvand Technologies, $9.3 million of expenditures to purchase capital equipment partially offset by net proceeds of $14.1 million from sale of short-term investments.

In the quarter ended July 3, 2011, net cash used by investing activities primarily consisted of expenditure of $8.2 million to purchase capital equipment and net purchases of short-term investments of $17.7 million.
Cash Flows from Financing Activities
Net cash provided by financing activities was $3.1 million in the quarter ended July 1, 2012 as compared to net cash used in investing activities of $19.0 million in the quarter ended July 3, 2011.

Cash provided by financing activities in the quarter ended July 1, 2012, was primarily due to proceeds of approximately $3.0 million from the exercise of employee stock options and the issuance of stock under our employee stock purchase plan.

In the quarter ended July 3, 2011, cash used in financing activities was primarily the result of repurchases of approximately $23.8 million of IDT common stock, partially offset by proceeds of approximately $4.9 million from the exercise of employee stock options and the issuance of stock under our employee stock purchase plan.

We anticipate capital expenditures of approximately $30 million to $35 million during fiscal 2013 to be financed through cash generated from operations and existing cash and investments.

In addition, as much of our revenues are generated outside the U.S., a significant portion of our cash and investment portfolio accumulates in the foreign countries in which we operate. At July 1, 2012, we had cash, cash equivalents and investments of approximately $234.1 million invested overseas in accounts belonging to various IDT foreign operating entities. While these amounts are primarily invested in U.S. dollars, a portion is held in foreign currencies, and all offshore balances are exposed to local political, banking, currency control and other risks. In addition, these amounts may be subject to tax and other transfer restrictions.

As discussed above, on April 30, 2012 we entered in an agreement with PLX Technology, Inc to purchase all outstanding shares of PLX Technology for approximately $330 million which we expect to fund with cash and common stock.

In July 2012, we paid approximately $31.2 million for the acquisition of NXP. B.V.

We believe that existing cash and investment balances, together with cash flows from operations and credit facilities, will be sufficient to meet our working capital and capital expenditure needs through at least fiscal 2013. We may choose to investigate other financing alternatives; however, we cannot be certain that additional financing will be available on satisfactory terms.

Off-Balance Sheet Arrangements

As of July 1, 2012, we did not have any off-balance sheet arrangements, as defined under SEC Regulation S-K Item 303(a)(4)(ii).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our interest rate risk relates primarily to our short-term investments of $176.4 million and $190.5 million as of July 1, 2012 and April 1, 2012, respectively.  By policy, we limit our exposure to long-term investments and mitigate the credit risk through diversification and adherence to a policy requiring the purchase of highly rated securities. As of July 1, 2012 and April 1, 2012, the Company’s cash, cash equivalents and investment portfolio was concentrated in securities with same day liquidity and at the end of first quarter of fiscal 2013, a substantial majority of securities in our investment portfolio had maturities of less than two years. A hypothetical 10% change in interest rates will not have a material effect on the value of our investment portfolio as of July 1, 2012.  We do not currently use derivative financial instruments in our investment portfolio.

At July 1, 2012 and April 1, 2012, we had no outstanding debt.

We are exposed to foreign currency exchange rate risk as a result of international sales, assets and liabilities of foreign subsidiaries, local operating expenses of our foreign entities and capital purchases denominated in foreign currencies.  We may use derivative financial instruments to help manage our foreign currency exchange exposures. As of July 1, 2012, we had outstanding foreign exchange contract of $ 3.4 million to hedge our certain receivables denominated in Japanese yen.  At April 1, 2012 we had no outstanding foreign exchange contracts. We do not enter into derivatives for speculative or trading purposes. We have foreign exchange facilities used for hedging arrangements with banks that allow the Company to enter into foreign exchange contracts totaling approximately $16.6 million, all of which was available at July 1, 2012. We performed a sensitivity analysis as of July 1, 2012 and April 1, 2012 determined that, without hedging the exposure, a 10% change in the value of the U.S. dollar would result in an approximate 0.4% and 0.5% impact on gross profit margin percentage, as we operate manufacturing testing facility in Malaysia, and an approximate 0.7% and 1.2% impact to operating expenses (as a percentage of revenue) as we operate sales offices in Japan and throughout Europe and design centers in the U.S., China, and Canada.

We did not have any currency exposure related to any outstanding capital purchases as of July 1, 2012 and April 1, 2012.

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

At July 1, 2012, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure control and procedures were effective at a reasonable assurance level. There have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFROMATION

ITEM 1. LEGAL PROCEEDINGS

Litigation

In January 2012, Maxim I Properties, a general partnership that had purchased a certain parcel of real property (the Property) in 2003, filed a complaint in the Northern District of California naming approximately thirty defendants, including the Company, alleging various environmental violations of the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), the Hazardous Substance Account Act (HSAA), the Resource Conservation and Recovery Act (“RCRA”), and other public and private nuisance claims (the Complaint).  The Complaint alleges with regard to the Company that IDT “…generated, transported, and/or arranged for the transport and/or disposal of hazardous waste to the Property.”  The Complaint further alleges that the Defendants are liable for the costs of investigation and remediation of the Property due to the release of hazardous substances, and that Defendants violated their duty to prevent the release of such hazardous substances.  In March 2012, the Company filed an answer to the complaint, denying the various allegations in the Complaint, and in April 2012, the Company filed an amended answer to the complaint, including a counterclaim against the Plaintiff.  The Company will continue to vigorously defend itself against the allegations in the Complaint.  Because the case is at an early stage and no specific monetary demands have been made, it is not possible for us to estimate the range of potential losses.

On May 14, 2012, a putative class action lawsuit captioned Cox v. Guzy, et al., C.A. No. 7529, was filed in the Delaware Court of Chancery (the Cox Complaint). The Cox Complaint names as defendants the members of the PLX Board of Directors, as well as PLX, IDT, Pinewood Acquisition Corp. (Pinewood) and Pinewood Merger Sub, LLC (Pinewood LLC), both of which are wholly-owned subsidiaries of IDT. The plaintiff alleges that PLX's directors breached their fiduciary duties to PLX stockholders in connection with the Offer and the Merger, and were aided and abetted by PLX, IDT, Pinewood and Pinewood LLC. The Cox Complaint alleges that the Offer and the Merger involve an unfair price and an inadequate sales process, unreasonable deal protection devices, and that defendants entered into the Offer and the Merger to benefit themselves personally. The Cox Complaint seeks injunctive relief, including to enjoin the Offer and the Merger, an award of damages, attorneys' and other fees and costs, and other relief.  On May 29, 2012, plaintiff filed a Motion for Expedited Proceedings.  On June 7, 2012, defendants filed oppositions to plaintiff's Motion for Expedited Proceedings.  At the hearing, on June 8, 2012, the Court denied plaintiff's Motion for Expedited Proceedings.  On June 19, 2012, the plaintiff voluntarily dismissed the putative class action lawsuit without prejudice.

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

Our operating results can fluctuate dramatically.  Our operating results have fluctuated in the past and are likely to vary in the future. Fluctuations in operating results can result from a wide variety of factors, including:

•	global economic conditions, including those related to the credit markets;

•	changes in the demand for and mix of products sold and in the markets we and our customers serve;

•	the cyclicality of the semiconductor industry;

•	the availability of industry-wide wafer processing capacity;

•	the availability of industry-wide and package specific assembly subcontract capacity and related raw materials;

•	competitive pricing pressures;

•	the success and timing of new product and process technology announcements and introductions from us or our competitors;

•	potential loss of market share among a concentrated group of customers;

•	difficulty in attracting and retaining key personnel;

•	difficulty in predicting customer product requirements;

•	production difficulties and interruptions caused by our complex manufacturing and logistics operations;

•	reduced control over our manufacturing and product delivery as a result of our increasing reliance on subcontractors, foundry and other manufacturing services;

•	unrealized potential of acquired businesses and resulting assets impairment;

•	availability and costs of raw materials from a limited number of suppliers;

•	political and economic conditions in various geographic areas;

•	timing and execution of plans and programs subject to foreign labor law requirements, including consultation with work councils;

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

Adverse changes in global financial markets and rapidly deteriorating business conditions in the world's developed economies in late 2008 and the first half of calendar year 2009 resulted in a significant global economic recession. Continuing concerns about the impact of high energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market, a declining real estate market in the U.S. and sovereign debt crises in Europe and the U.S. have contributed to instability in both U.S. and international capital and credit markets, weakened demand and diminished expectations for the U.S. and global economy. These conditions, and the resulting low business and consumer confidence, and high unemployment have contributed to substantial volatility in global capital markets and uncertain demand for our products from fiscal 2010 onwards. It is difficult for our customers, our vendors, and us to accurately forecast and plan future business activities in this economic environment.

The economic slowdown resulted in reduced customer spending for semiconductors and weakened demand for our products, which had a negative impact on our revenue, gross profit, results of operations and cash flows from fiscal 2010 onwards. Global credit markets continue to be volatile and sustainable improvement in global economic activity is uncertain. Should the rate of global economic growth falter, customer demand for our products may continue to decline, which is likely to have a negative impact on our revenue, gross profit, results of operations and cash flows. Reduced customer spending and weakened demand may drive the semiconductor industry to reduce product pricing, which would also have a negative impact on our revenue, gross profit and results of operations and cash flows. In addition, the semiconductor industry has traditionally been highly cyclical and has often experienced significant downturns in connection with, or in anticipation of, deterioration in general economic conditions and we cannot accurately predict how severe and prolonged any downturn might be.

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

On April 30, 2012, we entered into an Agreement and Plan of Merger (Merger Agreement) with PLX Technology, Inc (PLX), pursuant to which we will commence an exchange offer (offer) to purchase all of the outstanding shares of PLX common stock, $0.001 par value, in exchange for consideration, per share of PLX common stock, comprised of (i) $3.50 in cash plus (ii) 0.525 of a share of IDT common stock, without interest and less any applicable withholding taxes, with the ultimate goal of merging PLX with and into one of our wholly owned subsidiaries (merger). On May 7, 2012, we and PLX made premerger filings under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the “HSR Act”) with the Federal Trade Commission (“FTC”) and the Antitrust Division of the U.S. Department of Justice. On May 22, 2012, the Company commenced the exchange offer to purchase the outstanding shares of PLX common stock. The exchange offer was scheduled to expire at the end of the day on July 12, 2012. On July 6, 2012, we and PLX each received a request for additional information from the FTC (the “Second Request”). This Second Request extends the waiting period applicable to the exchange offer under the HSR Act, which was set to expire on July 6, 2012. The waiting period is extended until 11:59 p.m., New York City time, on the thirtieth day (or the next business day) after both IDT and PLX substantially comply with the Second Request, as specified by the HSR Act and the implementing rules. Accordingly, on July 11, 2012, we extended the expiration date of our exchange offer for all outstanding shares of common stock of PLX since the applicable waiting period for regulatory review has not yet been expired or been terminated and the exchange offer is now set to expire at the end of the day on August 9, 2012, unless further extended. Approximately 15.7 million shares, or approximately 35.1% of PLX’s outstanding common stock, had been tendered as of July 10, 2012. The offer and the merger are subject to the satisfaction or, where permissible, waiver of a number of conditions, many of which are out of our control, including there being tendered enough shares of PLX common stock in the offer to constitute a majority of the voting power of PLX common stock outstanding and the expiration of applicable waiting periods under antitrust regulations. As a result, the offer and the merger may not be successfully completed.

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

We currently expect to borrow up to $185 million in connection with the consummation of the offer and the merger, which will significantly increase our outstanding indebtedness and interest expense. In order to provide the merger consideration, prepay PLX's bank indebtedness, and pay related fees and expenses, we currently expect to sell shares of preferred stock of one of our wholly-owned subsidiaries to Bank of America, N.A. (Bank of America) pursuant to a master repurchase agreement we signed with Bank of America on June 13, 2011 (the Repurchase Agreement). In addition, we have arranged a commitment for a credit facility totaling $75 million of new financing with J.P. Morgan Securities LLC and J.P. Morgan Chase Bank, N.A. (JPM) in connection with the offer and the merger.

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

International operations add increased volatility to our operating results.

A substantial percentage of our total revenues are derived from international sales, as summarized below:

(percentage of total revenues)	First Quarter of Fiscal 2013	Fiscal 2012	Fiscal 2011
Asia Pacific	66%	66%	65%
Americas	15%	15%	16%
Japan	9%	8%	9%
Europe	10%	11%	10%
Total	100%	100%	100%

In addition, our test facility in Malaysia, our design centers in Canada and China, and our foreign sales offices incur payroll, facility, and other expenses in local currencies. Accordingly, movements in foreign currency exchange rates can impact our revenues and costs of goods sold, as well as both pricing and demand for our products.

Our non-U.S. offshore sites, manufacturing subcontractors and export sales are also subject to risks associated with foreign operations, including:

•	political instability and acts of war or terrorism, which could disrupt our manufacturing and logistical activities;

•	regulations regarding use of local employees and suppliers;

•	exposure to foreign employment practices and labor laws

•	currency controls and fluctuations, devaluation of foreign currencies, hard currency shortages and exchange rate fluctuations;

•	changes in local economic conditions;

•	governmental regulation of taxation of our earnings and those of our personnel; and

•	changes in tax laws, import and export controls, tariffs and freight rates.

Our international locations are subject to local labor laws, which are often significantly different from U.S. labor laws and which may under certain conditions result in large separation costs upon termination.

Contract pricing for raw materials and equipment used in the fabrication and assembly processes, as well as for foundry and subcontract assembly services, may also be affected by currency controls, exchange rate fluctuations and currency devaluations. We sometimes hedge currency risk for currencies that are highly liquid and freely quoted, but may not enter into hedge contracts for currencies with limited trading volume. In addition, as much of our revenues are generated outside the United States, a significant portion of our cash and investment portfolio accumulates in the foreign countries in which we operate. On July 1, 2012, we had cash, cash equivalents and investments of approximately $243.1 million invested overseas in accounts belonging to our foreign subsidiaries. While these amounts are primarily invested in U.S. dollars, a portion is held in foreign currencies, and all offshore balances are exposed to local political, banking, currency control and other risks. In addition, these amounts may be subject to tax and other transfer restrictions.

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

We may from time-to-time derive revenue from contracts and subcontracts with agencies of, or prime or secondary contractors to, the U.S. government, including U.S. military agencies. Consequently, we are subject to certain business risks that are particular to companies that contract with U.S. government agencies. These risks include the ability of the U.S. government or related contractors to unilaterally:

•	terminate contracts at its convenience;

•	terminate, modify or reduce the value of existing contracts, if budgetary constraints or needs change;

•	cancel multi-year contracts and related orders, if funds become unavailable;

•	adjust contract costs and fees on the basis of audits performed by U.S. government agencies;

•	control and potentially prohibit the export of our products;

•	require that we continue to supply products despite the expiration of a contract under certain circumstances;

•	require that we fill certain types of rated orders for the U.S. government prior to filling any orders for other customers; and

•	suspend us from receiving new contracts pending resolution of any alleged violations of procurement laws or regulations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information with respect to repurchases of our common stock during the first quarter of fiscal 2013:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 2, 2012 - April 29, 2012	—	$—	—	$79,849,484
April 30, 2012 - May 27, 2012	—	$—	—	$79,849,484
May 28, 2012 - July 1, 2012	—	$—	—	$79,849,484
Total	—	$—	—

On July 21, 2010, our Board of Directors approved a share repurchase plan to repurchase up to $225 million of our common stock.  The old share repurchase program was canceled upon the approval of the new share repurchase program. In fiscal 2011, we repurchased approximately 12.8 million shares of our common stock at an average price of $6.06 per share for a total purchase price of $77.7 million under this new program.  In fiscal 2012, we repurchased approximately 10.4 million shares of our common stock at an average price of $6.49 per share for a total purchase price of $67.5 million under this new program. We did not repurchase any shares in the first quarter of fiscal 2013. As of July 1, 2012, approximately $79.8 million was available for future purchase under this new share repurchase program.  Share repurchases were recorded as treasury stock and resulted in a reduction of stockholders’ equity.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

EXHIBIT INDEX

 (a) The following exhibits are filed herewith:

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS§	XBRL Instance Document.
101.SCH§	XBRL Taxonomy Extension Schema Document.
101.CAL§	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF§	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB§	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE§	XBRL Taxonomy Extension Presentation Linkbase Document.

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

INTEGRATED DEVICE TECHNOLOGY, INC. Registrant
	By:	/s/ THEODORE L. TEWKSBURY III
August 8, 2012		Theodore L.Tewksbury III President and Chief Executive Officer

August 8, 2012		/s/ RICHARD D. CROWLEY, JR.
Richard D. Crowley, JR.
Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)