Form 10-Q
period 2012-09-30
INTEGRATED DEVICE TECHNOLOGY INC
filed 2012-11-08
CIK 703361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________
(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012 OR

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
☐  Large accelerated filer                            ☒   Accelerated filer                            ☐  Non-accelerated filer               ☐ Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
The number of outstanding shares of the registrant's Common Stock, $.001 par value, as of October 31, 2012 was approximately 144,180,405.

INTEGRATED DEVICE TECHNOLOGY, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited in thousands, except per share amounts)	September 30, 2012	April 1, 2012
Assets
Current assets:
Cash and cash equivalents	$97,871	$134,924
Short-term investments	170,922	190,535
Accounts receivable, net of allowances of $3,990 and $3,009	71,129	60,609
Inventories	61,483	71,780
Prepayments and other current assets	29,530	23,684
Total current assets	430,935	481,532
Property, plant and equipment, net	76,141	69,984
Goodwill	145,129	96,092
Other intangible assets, net	58,681	40,548
Deferred non-current tax assets	4,525	179
Other assets	24,213	29,299
Total assets	$739,624	$717,634
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$26,254	$25,211
Accrued compensation and related expenses	22,955	26,156
Deferred income on shipments to distributors	14,953	14,263
Deferred tax liabilities	470	421
Other accrued liabilities	20,034	13,443
Total current liabilities	84,666	79,494
Deferred tax liabilities	5,897	1,552
Long-term income tax payable	599	706
Other long-term liabilities	20,127	16,494
Total liabilities	111,289	98,246
Commitments and contingencies (Note 15)
Stockholders' equity:
Preferred stock: $.001 par value: 10,000 shares authorized; no shares issued	—	—
Common stock: $.001 par value: 350,000 shares authorized; 144,154 and 142,194 shares outstanding at September 30, 2012 and April 1, 2012, respectively	144	142
Additional paid-in capital	2,389,923	2,377,315
Treasury stock at cost: 90,426 shares at September 30, 2012 and April 1, 2012, respectively	(977,296)	(977,296)
Accumulated deficit	(786,524)	(782,136)
Accumulated other comprehensive income	2,088	1,363
Total stockholders' equity	628,335	619,388
Total liabilities and stockholders' equity	$739,624	$717,634

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
(Unaudited in thousands, except per share data)	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Revenues	$133,401	$138,318	$263,562	$287,603
Cost of revenues	58,774	64,685	116,422	134,534
Gross profit	74,627	73,633	147,140	153,069
Operating expenses:
Research and development	42,387	39,184	83,931	78,999
Selling, general and administrative	32,750	24,888	69,162	50,817
Total operating expenses	75,137	64,072	153,093	129,816
Operating income (loss)	(510)	9,561	(5,953)	23,253
Interest income (expense) and other, net	(206)	(1,828)	1,794	(1,784)
Income (loss) before income taxes from continuing operations	(716)	7,733	(4,159)	21,469
Income tax expense (benefit)	(33)	(367)	(4,019)	600
Net income (loss) from continuing operations	$(683)	$8,100	$(140)	$20,869

Discontinued operations:
Gain from divestiture	886	45,939	886	45,939
Loss from discontinued operations before income taxes	(273)	(7,352)	(5,131)	(14,996)
Expense (benefit) from income taxes	3	(60)	3	(89)
Net income (loss) from discontinued operations	610	38,647	(4,248)	31,032

Net income (loss)	$(73)	$46,747	$(4,388)	$51,901

Basic net income per share- continuing operations	$—	$0.06	$—	$0.14
Basic net income (loss) per share -discontinued operations	$—	$0.26	$(0.03)	$0.21
Basic net income (loss) per share	$—	$0.32	$(0.03)	$0.35

Diluted net income per share - continuing operations	$—	$0.06	$—	$0.14
Diluted net income (loss) per share -discontinued operations	$—	$0.26	$(0.03)	$0.21
Diluted net income (loss) per share	$—	$0.32	$(0.03)	$0.35

Weighted average shares:
Basic	143,519	144,682	143,055	146,249
Diluted	143,519	146,169	143,055	148,686

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Six Months Ended
(Unaudited in thousands)	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011

Net income (loss)	$(73)	$46,747	$(4,388)	$51,901
Currency translation adjustments	905	(763)	725	(511)
Change in net unrealized gain (loss) on investments	50	(80)	—	(77)
Comprehensive income (loss)	882	45,904	(3,663)	51,313

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

	Six Months Ended
(Unaudited in thousands)	September 30, 2012	October 2, 2011
Cash flows provided by operating activities:
Net income (loss)	$(4,388)	$51,901
Adjustments:
Depreciation	9,601	9,570
Amortization of intangible assets	10,467	8,123
Gain from divestitures	(886)	(45,939)
Stock-based compensation expense, net of amounts capitalized in inventory	6,532	8,149
Deferred tax provision	(4,297)	(2)
Tax benefit from share based payment arrangements	(45)	—
Changes in assets and liabilities (net of amounts acquired):
Accounts receivable, net	(6,563)	5,358
Inventories	11,846	(12,628)
Prepayments and other assets	6,976	2,958
Accounts payable	(782)	(5,879)
Accrued compensation and related expenses	(4,962)	(196)
Deferred income on shipments to distributors	169	3,180
Income taxes payable and receivable	26	1,136
Other accrued liabilities and long-term liabilities	1,063	(2,795)
Net cash provided by operating activities	24,757	22,936
Cash flows provided by (used for) investing activities:
Acquisitions, net of cash acquired	(68,341)	—
Cash in escrow related to acquisitions	(7,816)	—
Proceeds from divestitures	5,000	51,670
Purchases of property, plant and equipment, net	(17,263)	(13,322)
Purchases of short-term investments	(92,150)	(310,494)
Proceeds from sales of short-term investments	27,162	220,163
Proceeds from maturities of short-term investments	84,690	98,068
Net cash provided by (used for) investing activities	(68,718)	46,085
Cash flows provided by (used for) financing activities:
Proceeds from issuance of common stock	6,138	7,679
Repurchase of common stock	—	(47,465)
Excess tax benefit from share based payment arrangements	45	—
Net cash provided by (used for) financing activities	6,183	(39,786)
Effect of exchange rates on cash and cash equivalents	725	(524)
Net increase (decrease) in cash and cash equivalents	(37,053)	28,711
Cash and cash equivalents at beginning of period	134,924	104,680
Cash and cash equivalents at end of period	$97,871	$133,391

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

Basis of Presentation. The Company's fiscal year is the 52- or 53-week period ending on the Sunday closest to March 31st. In a 52-week year, each fiscal quarter consists of thirteen weeks. In a 53-week year, the additional week is usually added to the third quarter, making such quarter consist of fourteen weeks. The first and second quarters of fiscal 2013 and fiscal 2012 were thirteen week periods.

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

Recent Accounting Pronouncements. In December 2011, the FASB issued guidance related to the enhanced disclosures that will enable the users of financial statements to evaluate the effect or potential effect of netting arrangements of an entity's financial position. The amendments require improved information about financial instruments and derivative instruments that are either offset or subject to enforceable master netting arrangements or similar agreement. The guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In July 2012, the FASB simplified the guidance for testing for impairment of indefinite-lived intangible assets other than goodwill. The changes are intended to reduce compliance costs. The Company's indefinite-lived intangible assets are the in process research and development intangible assets. The revised guidance allows a qualitative approach for testing indefinite-lived intangible assets for impairment, similar to the recently issued impairment testing guidance for goodwill and allows the option to first assess qualitative factors (events and circumstances) that could have affected the significant inputs used in determining the fair value of the indefinite-lived intangible asset to determine whether it is more likely than not (meaning a likelihood of more than 50 percent) that the indefinite-lived intangible asset is impaired. An organization may choose to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to calculating its fair value.  The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted.  The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

Note 2. Revision of Prior Period Financial Statements
During the third quarter of fiscal 2012, the Company identified errors primarily related to retention bonuses associated with its plan to close its Oregon manufacturing facility. In addition, the Company had corrected prior period errors in the first and second quarters of 2012 related to retention bonuses for certain key employees and accounts payable system related issues. The Company assessed the materiality of these errors individually and in the aggregate on prior periods’ financial statements in accordance with the SEC’s Staff Accounting Bulletin No. 99 (SAB 99), and concluded that the errors were not material to any of its prior annual or interim financial statements. Further although the Company also concluded that correcting the errors, on a cumulative basis, would not be material to the expected results of operations for the year ended April 1, 2012, the Company elected to revise its previously issued financial statements as permitted in SEC’s Staff Accounting Bulletin No. 108 (SAB 108) regarding immaterial revisions. The Company also elected to revise its previously issued consolidated financial statements the next time they are filed. As each subsequent filing is made in the future, the previous period consolidated financial statements affected by the errors will be revised. The Company has revised the consolidated statements of operations for the three and six months ended October 2, 2011 included herein to reflect the correct balances. The revision had no impact on the Company’s total cash flows from operating, investing or financing activities.

	For the Three Months Ended,			For the Six Months Ended,
	October 2, 2011			October 2, 2011
(in thousands, except per share amounts)	As Reported (1)	Adjustments	As Revised	As Reported (1)	Adjustments	As Revised
Consolidated Statement of Operations
Cost of revenues	$64,015	$670	$64,685	$131,584	$2,950	$134,534
Gross profit	74,303	(670)	73,633	156,019	(2,950)	153,069
Research and development	39,567	(383)	39,184	79,234	(235)	78,999
Selling, general and administrative	24,868	20	24,888	50,716	101	50,817
Total operating expenses	64,435	(363)	64,072	129,950	(134)	129,816
Operating income	9,868	(307)	9,561	26,069	(2,816)	23,253
Income from continuing operations before income taxes	8,040	(307)	7,733	24,285	(2,816)	21,469
Provision (benefit) for income taxes	(367)	—	(367)	580	20	600
Net income from continuing operations	8,407	(307)	8,100	23,705	(2,836)	20,869
Net income	$47,054	$(307)	$46,747	$54,737	$(2,836)	$51,901

Basic income (loss) per share:
Continuing operations	$0.06	$—	$0.06	$0.16	$(0.02)	$0.14
Net income (loss)	$0.33	$(0.01)	$0.32	$0.37	$(0.02)	$0.35

Diluted net income (loss) per share:
Continuing operations	$0.06	$—	$0.06	$0.16	$(0.02)	$0.14
Net income (loss)	$0.32	$—	$0.32	$0.37	$(0.02)	$0.35

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

The following table sets forth the computation of basic and diluted net income per share from continuing operations:

	Three Months Ended		Six Months Ended
(in thousands, except per share amounts)	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Numerator (basic and diluted):
Net income (loss) from continuing operations	$(683)	$8,100	$(140)	$20,869

Denominator:
Weighted average common shares outstanding, basic	143,519	144,682	143,055	146,249
Dilutive effect of employee stock options and restricted stock units	—	1,487	—	2,437
Weighted average common shares outstanding, diluted	143,519	146,169	143,055	148,686

Basic net income (loss) per share from continuing operations	$—	$0.06	$—	$0.14
Diluted net income (loss) per share from continuing operations	—	0.06	—	0.14

Potential dilutive common shares of 17.6 million and 14.6 million pertaining to employee stock options and restricted stock units were excluded from the calculation of diluted earnings per share for the three months ended September 30, 2012 and October 2, 2011, respectively, because the effect would have been anti-dilutive. Potential dilutive common shares of 17.7 million and 11.4 million pertaining to employee stock options and restricted stock units were excluded from the calculation of diluted earnings per share for the six months ended September 30, 2012 and October 2, 2011, respectively, because the effect would have been anti-dilutive.

Note 4. Business Combinations

Acquisition of NXP B.V.'s Data Converter Business
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
The Company acquired the communications analog mixed-signal assets for an aggregate cash purchase price of approximately $31.2 million, less a $4.0 million credit from NXP B.V for certain accrued liabilities assumed by the Company from NXP B.V resulting in a net aggregate purchase price of $27.2 million. The Company incurred approximately $1.8 million and $3.9 million acquisition related costs, which were included in selling, general and administrative expenses in the Consolidated Statements of Operations for three months and six months ended September 30, 2012, respectively.

The assets acquired and liabilities assumed were recognized in the following manner based on their fair values as at July 19, 2012:

(in thousands)	Fair Value
Inventories	$252
Property, plant and equipment, net	1,125
Funded pension assets *	666
Accrued pension liabilities*	(666)
Other long term liabilities	(435)
Intangible assets (other than goodwill)	12,500
Goodwill	13,720
Total purchase price	$27,162

* See Note 16 for information regarding pension plans adopted.
A summary of the allocation of intangible assets (other than goodwill) is as follows:

(in thousands)	Fair Value
Existing technologies	$7,500
Customer relationships	2,700
In-process research and development	1,900
Non-compete agreements	300
Backlog	100
Total	$12,500

The purchase price in excess of the fair value of the assets and liabilities assumed was recognized as goodwill.

Identifiable Tangible Assets and Liabilities:
Assets and liabilities were reviewed and adjusted, if required, to their estimated fair value.
Inventories – The value allocated to inventories reflects the estimated fair value of the acquired inventory based on the expected sales price of the inventory, less reasonable selling margin, discounted for inventory holding period costs.
Funded pension assets and liabilities - The costs of pension benefits and related liabilities for the employees that were transferred to the Company as a result of the acquisition, were determined based on actuarial calculations.
Intangible Assets:
Existing technologies consist of NXP's data converter products that have reached technological feasibility and in-process research and development ("IPR&D") consists of projects that have not reached technological feasibility . The Company valued the existing technologies and in-process research and development ("IPR&D") utilizing a multi period excess earnings method ("Excess Earnings Method"), which uses the discounted future earnings specifically attributed to this intangible asset, that is, in excess of returns for other assets that contributed to those earnings. The Company utilized discount factors of 26% for the existing technologies and is amortizing the intangible assets over 5 years on a straight-line basis. A discount factor of 31% was utilized for IPR&D. The Company estimates that this IPR&D will be completed within the next 27 months. The Company valued one year of contractual backlog also using the Excess Earnings Method and a discount rate of 18.7% .
Customer relationship and non-competition agreement values have been estimated utilizing a with and without method ("With and Without Method"), which uses projected cash flows with and without the intangible asset in place. Cash flow differentials are then discounted to present value to arrive at an estimate of fair value for the asset. The Company utilized discount factors of 28.7% for estimating the value of these intangible assets and is amortizing them over 3 years on a straight-line basis.
The financial results of the NXP. B.V data converter business have been included in the Company’s Condensed Consolidated Statements of Operations from July 19, 2012, the closing date of the acquisition.

Pro Forma Financial Information (unaudited)
The following unaudited pro forma financial information presents the combined results of operations of the Company and NXP B.V data converter business as if the acquisition had occurred as of the beginning of fiscal 2012. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal 2012. The unaudited pro forma financial information presented below for the three months period combines the historical NXP B.V data converter business financial information for the period July 2, 2012 to July 19, 2012 to the IDT financial information for the three months ended September 30, 2012 and combines historical IDT and NXP B.V data converter business results for the three months ended October 2, 2011. The unaudited pro forma financial information presented below for the six months period combines the historical NXP B.V data converter business financial information for the period April 2, 2012 to July 19, 2012 to the IDT financial information for the six months ended September 30, 2012 and combines historical IDT and NXP B.V data converter business results for the six months ended October 2, 2011. The proforma financial information includes the business combination effect of the amortization charges from acquired intangible assets, the amortization of fair market value inventory write-up and acquisition costs.

	Three Months Ended		Six Months Ended
(Unaudited in thousands, except per share data)	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Revenues	133,449	138,734	263,963	288,605
Net income (loss)	346	1,163	(4,361)	6,465
Basic net income per share- continuing operations	—	0.01	(0.03)	0.04
Diluted net income per share - continuing operations	—	0.01	(0.03)	0.04

Acquisition of Fox Enterprises, Inc.
On April 30, 2012, the Company completed the acquisition of Fox Enterprises, Inc. (Fox), a leading supplier of frequency control products including crystals and crystal oscillators, in an all-cash transaction for approximately $28.9 million, which included $25.7 million in cash paid at closing and $3.2 million was recorded as a liability representing the fair value of contingent cash consideration of up to $4.0 million based upon the achievement of future financial milestones, which would be payable after 12 months from the acquisition date . The Company believes that the combination of Fox's product portfolio with the Company's CrystalFree™ oscillators make the Company the industry's one-stop shop for frequency control products. In addition, the Company expects this acquisition will help accelerate the adoption of CrystalFree™ by enabling customers to purchase pMEMS and CMOS solid-state oscillators alongside traditional quartz-based components through our established sales channels.
The Company allocated the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess purchase price over those fair values was recorded as goodwill. The fair values assigned to tangible and intangible assets acquired are based on management estimates and assumptions.
The Company incurred approximately $0.2 million of acquisition-related costs in the first quarter of fiscal 2013 and these costs are included in selling, general and administrative expenses on the Condensed Consolidated Statements of Operations.

The aggregate purchase price was allocated as follows:

(in thousands)	Fair Value
Cash	$1,080
Accounts receivable	4,053
Inventories	2,600
Prepaid expenses and other current assets	363
Property, plant and equipment, net	656
Accounts payable and accrued expenses	(3,765)
Other long term assets	1,190
Other long term liabilities	(1,516)
Long term deferred tax liability	(4,345)
Intangible assets (other than goodwill)	12,300
Goodwill	16,305
Total purchase price	$28,921

A summary of the allocation of intangible assets (other than goodwill) is as follows:

(in thousands)	Fair Value
Existing technologies	$7,900
Customer relationships	2,000
Trade names and trademarks	1,500
In process research and development	900
Total	$12,300
Identifiable Tangible Assets and Liabilities
Assets and liabilities were reviewed and adjusted, if required, to their estimated fair value.
Inventories – The value allocated to inventories reflects the estimated fair value of the acquired inventory based on the expected sales price of the inventory, less reasonable selling margin.
Intangible Assets:
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
In-process research and development (IPR&D):

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
Acquisition of Alvand Technologies, Inc.
On April 16, 2012, the Company completed the acquisition of Alvand Technologies Inc., a leading analog integrated circuits company specializing in data converters, for total compensation of approximately $23.3 million, of which $20.5 million was paid in cash at closing and $2.8 million was recorded as a liability representing the fair value of contingent cash consideration of up to $4.0 million based upon the achievement of future product development milestones, which would be payable after 12 months from the acquisition date. The Company believes that Alvand Technologies provides critical IP needed for its next-generation roadmap.
The Company allocated the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess purchase price over those fair values was recorded as goodwill. The fair values assigned to tangible and intangible assets acquired are based on management estimates and assumptions.
The Company incurred approximately $0.1 million of acquisition-related costs in the first quarter of fiscal 2013, which were included in SG&A expenses on the Consolidated Statements of Operations.

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

Note 5. Discontinued Operations and Assets Held For Sale
On September 26, 2011, the Company completed the transfer of certain assets related to IDT’s Hollywood Quality Video (HQV) and Frame Rate Conversion (FRC) video processing product lines to Qualcomm pursuant to an Asset Purchase Agreement. The sale of these HQV and FRC video processing assets is intended to allow the Company to intensify focus on its analog-intensive mixed-signal, timing, and interface solutions. Upon the closing of the transaction, Qualcomm paid the Company $58.7 million in cash consideration, of which $6.0 million will be withheld in an escrow account for a period of two years and is included in the Company’s balance sheet as other current assets. In the second quarter of fiscal 2012, the Company recorded a gain of $45.9 million related to this divestiture. The Company’s HQV and FRC product lines represented a significant portion of the Company’s video business assets. As of the end of the first quarter of fiscal 2013, the remaining video business assets classified as held for sale consisted of $1.0 million in fixed assets and $0.7 million in intangible assets.
On August 1, 2012, the Company completed the transfer of the remaining assets of its video business to Synaptics for $5.0 million in cash pursuant to an Asset Purchase Agreement. In connection with the divestiture, 47 employees were transferred to Synaptics. In the second quarter of fiscal 2013, the Company recorded a gain of $0.9 million related to this divestiture. The following table summarizes the components of the gain (in thousands):

Cash proceeds from sale	$5,000
Less book value of assets sold and direct costs related to the sale:
Fixed assets	(1,963)
Goodwill	(700)
Inventories	(1,288)
Transaction and other costs	(163)
Gain on divestiture	$886
Prior to second quarter of fiscal 2012, the video business was part of the Company’s Computing and Consumer reportable segment. For financial statement purposes, the results of operations for the video business are presented in the Company's condensed consolidated financial statements as discontinued operations.

The results from discontinued operations for the three months ended September 30, 2012 and October 2, 2011 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Revenues	$1,451	$2,902	$2,429	$5,103
Cost of revenue	1,112	4,038	3,006	6,564
Operating expenses	612	6,216	4,554	13,535
Gain on divestiture	886	45,939	886	45,939
Provision (benefit) for income taxes	3	(60)	3	(89)
Net income (loss) from discontinued operations	$610	$38,647	$(4,248)	$31,032

Note 6. Fair Value Measurement

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2012:

	Fair Value at Reporting Date Using:
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Cash Equivalents and Short-Term investments:
US government treasuries and agencies securities	$145,836	$—	$—	$145,836
Money market funds	61,841	—	—	61,841
Corporate bonds	—	13,696	—	13,696
International government bonds	—	4,605	—	4,605
Corporate commercial paper	—	1,000	—	1,000
Bank deposits	—	11,441	—	11,441
Total assets measured at fair value	$207,677	$30,742	$—	$238,419
Liabilities:
Fair value of contingent consideration	—	—	6,000	6,000
Total liabilities measured at fair value	$—	$—	$6,000	$6,000

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of April 1, 2012:

	Fair Value at Reporting Date Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash Equivalents and Short-Term investments:
US government treasuries and agencies securities	$156,315	$—	$—	$156,315
Money market funds	104,596	—	—	104,596
Corporate bonds	—	21,538	—	21,538
International government bonds	—	4,648	—	4,648
Corporate commercial paper	—	3,148	—	3,148
Bank deposits	—	11,633	—	11,633
Municipal bonds	—	653	—	653
Total assets measured at fair value	$260,911	$41,620	$—	$302,531

U.S. government treasuries and U.S. government agency securities as of September 30, 2012 and April 1, 2012 do not include any U.S. government guaranteed bank issued paper. Corporate bonds include bank-issued securities that are guaranteed by the Federal Deposit Insurance Corporation (FDIC).

The securities in Level 1 are highly liquid and actively traded in exchange markets or over-the-counter markets. Level 2 fixed income securities are priced using quoted market prices for similar instruments, non-binding market prices that are corroborated by observable market data.

In connection with the acquisition of Fox Enterprises and Alvand Technologies (See "Note 4- Business Combinations"), a liability was recognized for the Company’s estimate of the fair value of contingent consideration on the acquisition date based on probability-based forecasted revenue.  This liability was remeasured at fair value as of September 30, 2012. This fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement. This fair value measurement is valued based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions concerning future revenue of the acquired business in measuring fair value.

The following table summarizes the change in the fair value of the contingent consideration measured using significant unobservable inputs (Level 3) for the six months ended September 30, 2012:

(in thousands)	Estimated Fair Value
Balance as of April 1, 2012	$—
Additions	6,000
Deletions	—
Balance as of September 30, 2012	$6,000

All of the Company’s available-for-sale investments are subject to a periodic impairment review. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. The Company did not record any impairment charges related to its available-for-sale investments in six months ended September 30, 2012 and October 2, 2011.

Note 7. Investments

Available-for-Sale Securities

Available-for-sale investments at September 30, 2012 were as follows:

(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government treasuries and agencies securities	$145,816	$19	$—	$145,835
Money market funds	62,100			62,100
Corporate bonds	13,678	18	—	13,696
International government bonds	4,606		(1)	4,605
Corporate commercial paper	1,000			1,000
Bank deposits	11,183			11,183
Total available-for-sale investments	238,383	37	(1)	238,419
Less amounts classified as cash equivalents	(67,497)	—	—	(67,497)
Short-term investments	$170,886	$37	$(1)	$170,922

Available-for-sale investments at April 1, 2012 were as follows:

(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government treasuries and agencies securities	$156,331	$8	$(24)	$156,315
Money market funds	104,596	—	—	104,596
Corporate bonds	21,485	59	(6)	21,538
International government bonds	4,650	1	(3)	4,648
Corporate commercial paper	3,148	—	—	3,148
Bank deposits	11,633	—	—	11,633
Municipal bonds	652	1		653
Total available-for-sale investments	302,495	69	(33)	302,531
Less amounts classified as cash equivalents	(111,996)	—	—	(111,996)
Short-term investments	$190,499	$69	$(33)	$190,535

The cost and estimated fair value of available-for-sale securities at September 30, 2012, by contractual maturity, were as follows:

(in thousands)	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$237,732	$237,769
Due in 1-2 years	650	650
Total investments in available-for-sale securities	$238,382	$238,419

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses as of September 30, 2012, aggregated by length of time that individual securities have been in a continuous loss position.

	Less Than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$552	$(1)	$—	$—	$552	$(1)
U.S. government treasuries and agencies securities	1,350	—	—	—	1,350	—
International government bonds	4,606	—	—	—	4,606	—
Total	$6,508	$(1)	$—	$—	$6,508	$(1)

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses, as of April 1, 2012, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	Less Than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$4,213	$(7)	$—	$—	$4,213	$(7)
U.S. government treasuries and agencies securities	114,056	(24)	—	—	114,056	(24)
International government bonds	2,550	(2)	—	—	2,550	(2)
Total	$120,819	$(33)	$—	$—	$120,819	$(33)

Currently, a significant portion of the Company’s available-for-sale investments that it holds are high grade instruments.  As of September 30, 2012, the unrealized losses on the Company’s available-for-sale investments represented an insignificant amount in relation to its total available-for-sale portfolio. Substantially all of the Company’s unrealized losses on its available-for-sale marketable debt instruments is primarily driven by declines in interest rates or as a result of a decrease in the market liquidity for debt instruments.  Because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, the Company did not consider these investments to be other-than-temporarily impaired at September 30, 2012 and April 1, 2012.

Non-Marketable Equity Securities

During the three months ended September 30, 2012, in association with the acquisition of Fox Enterprises, the Company acquired a non-significant stake in a privately held company. The fair value of this non-marketable private equity investment was $0.6 million as of September 30, 2012.

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

The aggregate carrying value of the Company’s non-marketable equity securities was approximately $2.3 million and $1.7 million as of September 30, 2012 and April 1, 2012, respectively and was classified within other assets on the Company’s Consolidated Balance Sheets.  The Company did not recognize any impairment loss in the three and six months ended September 30, 2012 and October 2, 2011.

Note 8. Stock-Based Employee Compensation

Compensation Expense

The following table summarizes stock-based compensation expense by category appearing in the Company’s Consolidated Statement of Operations:

	Three Months Ended		Six Months Ended
(in thousands)	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Cost of revenue	$252	$453	$555	$879
Research and development	1,295	2,320	2,838	4,319
Selling, general and administrative	1,336	1,509	2,613	2,856
Discontinued operations	367	(253)	526	95
Total stock-based compensation expense	$3,250	$4,029	$6,532	$8,149

Amount of stock-based compensation expense that was capitalized during the periods presented above was immaterial.

During the three and six months ended September 30, 2012, 413,946 and 947,187 shares of common stock were issued under the Company's Employee Stock Purchase Plan and options to purchase 214,965 and 282,626 shares of common stock were exercised under the Company's Stock Incentive Plan, respectively. The number of restricted stock units issued during the three and six months ended September 30, 2012 was 88,406 and 730,214, respectively.
 As of September 30, 2012, the unrecognized compensation cost related to nonvested stock options, net of estimated forfeitures, was $6.7 million and will be recognized over a weighted-average period of 1.4 years.

As of September 30, 2012, the unrecognized compensation cost related to restricted stock units granted under the Company’s equity incentive plans was approximately $7.9 million, net of estimated forfeitures, and is expected to be recognized over a weighted-average period of 1.8 years.

Note 9. Stockholders' Equity

In the six months ended September 30, 2012, the Company did not repurchase any shares. In fiscal 2012, the Company repurchased approximately 10.4 million shares at an average price of $6.49 per share for a total purchase price of $67.5 million under the authorized share repurchase program. As of September 30, 2012, approximately $79.8 million was available for future purchase under the share repurchase program.  Share repurchases were recorded as treasury stock and resulted in a reduction of stockholders’ equity.

Note 10. Balance Sheet Detail

(in thousands)	September 30, 2012	April 1, 2012
Inventories, net
Raw materials	$7,041	$6,457
Work-in-process	31,185	38,843
Finished goods	23,257	26,480
Total inventories, net	$61,483	$71,780

Property, plant and equipment, net
Land	$11,882	$11,665
Machinery and equipment	295,269	290,028
Building and leasehold improvements	47,614	44,724
Total property, plant and equipment, gross	354,765	346,417
Less: accumulated depreciation	(278,624)	(276,433)
Total property, plant and equipment, net	$76,141	$69,984

Other accrued liabilities
Contingent consideration	4,500	—
Other	15,534	13,443
Total other accrued liabilities	$20,034	$13,443

Other long-term obligations
Deferred compensation related liabilities	$17,651	$14,869
Contingent consideration	1,500	—
Other	976	1,625
Total other long-term liabilities	$20,127	$16,494

Note 11. Deferred Income on Shipments to Distributors

Included in the caption “Deferred income on shipments to distributors” on the Consolidated Balance Sheets are amounts related to shipments to certain distributors for which revenue is not recognized until our product has been sold by the distributor to an end customer. The components of deferred income on shipments to distributors as of September 30, 2012 and April 1, 2012 are as follows:

	Fiscal Year Ended
(in thousands)	September 30, 2012	April 1, 2012
Gross deferred revenue	$18,009	$17,883
Gross deferred costs	(3,056)	(3,620)
Deferred income on shipments to distributors	$14,953	$14,263

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

Note 12. Comprehensive Income

The components of accumulated other comprehensive income, net of tax, were as follows:

(in thousands)	September 30, 2012	April 1, 2012
Cumulative translation adjustments	$2,053	$1,328
Unrealized gain on available-for-sale investments	35	35
Total accumulated other comprehensive income	$2,088	$1,363

Note 13. Goodwill and Intangible Assets, Net

Goodwill activity for six months ended September 30, 2012 is as follows:

	Reportable Segment
(in thousands)	Communications	Computing and Consumer	Total
Balance as of April 1, 2012	$74,673	$21,419	$96,092
Dispositions (1)	(700)	—	(700)
Additions (2)	49,737	—	49,737
Balance as of September 30, 2012	$123,710	$21,419	$145,129

(1)	Represents goodwill of the divested Video processing business. See Note 5 for further details.

(2)	During the six months ended September 30, 2012, the Company acquired intangibles from Fox Enterprises, Alvand Technologies and NXP B.V.'s data converter business. See Note 4 for further details.

Intangible asset balances as of September 30, 2012 and April 1, 2012 are summarized as follows:

	September 30, 2012
(in thousands)	Gross Assets	Accumulated Amortization	Net Assets
Purchased intangible assets:
Existing technology	$240,033	$(197,245)	$42,788
Trademarks	4,411	(1,560)	2,851
Customer relationships	131,930	(126,339)	5,591
Other	4,200	(1,082)	3,118
Total amortizable purchased intangible assets	380,574	(326,226)	54,348
IPR&D	4,333	—	4,333
Total purchased intangible assets	$384,907	$(326,226)	$58,681

	April 1, 2012
(in thousands)	Gross Assets	Accumulated Amortization	Net Assets
Purchased intangible assets:
Existing technology	$223,733	$(192,105)	$31,628
Trademarks	2,911	(1,144)	1,767
Customer relationships	127,231	(122,511)	4,720
Total amortizable purchased intangible assets	353,875	(315,760)	38,115
IPR&D	2,433	—	2,433
Total purchased intangible assets	$356,308	$(315,760)	$40,548

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

Amortization expense for the three months ended September 30, 2012 and October 2, 2011 was $5.6 million and $3.9 million, respectively. Amortization expense for the six months ended September 30, 2012 and October 2, 2011 was $10.5 million and $8.1 million, respectively.

The intangible assets are being amortized over estimated useful lives of twelve months to seven years.

Based on the intangible assets recorded at September 30, 2012, and assuming no subsequent additions to or impairment of the underlying assets, the remaining estimated amortization expense is expected to be as follows (in thousands):

Fiscal Year	Amount
2013 (Remaining 6 months)	$9,162
2014	16,816
2015	13,086
2016	8,071
2017 and thereafter	7,213
Total	$54,348

Note 14. Restructuring

The following table shows the provision of the restructuring charges and the liability remaining as of September 30, 2012:

(in thousands)	Amount
Balance as of April 1, 2012	$5,198
Provision	3,222
Cash payments	(6,696)
Balance as of September 30, 2012	$1,724

In connection with the Company’s plans to fully divest its remaining video processing product lines, during fiscal 2012, the Company recorded $3.6 million in restructuring expenses for employee retention costs. During the first and second quarter of fiscal 2013, the Company recorded an additional $0.8 million and $0.2 million for employee retention costs under this plan, respectively. These charges were recorded within discontinued operations. The Company paid $4.6 million in the second quarter of fiscal 2013 and completed this restructuring action.
During the second quarter of fiscal 2013, the Company recorded restructuring charges of $2.2 million for reduction in workforce. The Company reduced its headcount by approximately 51 employees with reductions affecting all functional areas and various locations. As of September 30, 2012, the total accrued balance for employee severance costs related to this restructuring action was $1.4 million. The Company expects to complete this restructuring action in the third quarter of fiscal 2013.
During the first quarter of fiscal 2012, the Company paid $1.0 million in employee retention costs and completed the restructuring plan to exit wafer production operations at its Oregon fabrication facility.
During the six months ended September 30, 2012, the Company made lease payments of $0.1 million in connection with the exited facilities in Singapore and Salinas, California. As of September 30, 2012, the remaining accrued lease liabilities were $0.4 million. The Company expects to pay off these lease obligations through the third quarter of fiscal 2014.

Note 15. Commitments and Contingencies

Warranty

The Company maintains an accrual for obligations it incurs under its standard product warranty program and customer, part, or process specific matters. The Company’s standard warranty period is one year, however in certain instances the warranty period may be extended to as long as two years. Management estimates the fair value of the Company’s warranty liability based on actual past warranty claims experience, its policies regarding customer warranty returns and other estimates about the timing and disposition of product returned under the standard program. Customer, part, or process specific accruals are estimated using a specific identification method. Historical profit and loss impact related to warranty returns activity has been minimal. The total warranty accrual was $0.1 million as of September 30, 2012 and April 1, 2012, respectively.

Litigation

In January 2012, Maxim I Properties, a general partnership that had purchased a certain parcel of real property (the Property) in 2003, filed a complaint in the Northern District of California naming approximately 30 defendants, including the Company, alleging various environmental violations of the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), the Hazardous Substance Account Act (HSAA), the Resource Conservation and Recovery Act (RCRA), and other public and private nuisance claims (the Complaint). The Complaint alleges with regard to the Company that IDT “…generated, transported, and/or arranged for the transport and/or disposal of hazardous waste to the Property.” The Complaint further alleges that the Defendants are liable for the costs of investigation and remediation of the Property due to the release of hazardous substances, and that Defendants violated their duty to prevent the release of such hazardous substances. In March 2012, the Company was served with and filed an answer to the Complaint, denying the various allegations in the Complaint, and in April 2012, the Company filed an amended answer to the Complaint, including a counterclaim against the Plaintiff. On August 15, 2012, the plaintiff voluntarily dismissed its Complaint against the Company without prejudice. Moyer Products, Inc., another defendant, has cross-claimed against Defendants, including the Company, and thus the Company remains a defendant in this action. In September 2012, the Department of Toxic Substances Control (DTSC) notified the Company that it identified the Company as “a generator of hazardous waste” that was sent to the Property. DTSC proposed that the Company, along with many other parties, enter into a corrective action consent agreement to conduct the Property investigation and cleanup. The Company plans to engage in discussions with the DTSC regarding its proposal, and will continue to vigorously defend itself against the allegations in the Complaint and evaluate settlement options with Moyer Products, when Moyer Products is available to discuss such options. Because the case is at an early stage and no specific monetary demands have been made, it is not possible for us to estimate the range of potential losses.
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

The Company is also party to various other legal proceedings and claims arising in the normal course of business. As of September 30, 2012, the Company has not recorded any accrual for contingent liabilities associated with the legal proceedings described above based on the belief that liabilities, while possible, are not probable. Further, probable ranges of losses in these matters cannot be reasonably estimated at this time. Generally, litigation is subject to inherent uncertainties, and no assurance can be given that the Company will prevail in any particular lawsuit. Accordingly, pending lawsuits, as well as potential future litigation with other companies, could result in substantial costs and diversion of resources and could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Note 16. Employee Benefit Plans
Effective November 1, 2000, the Company established an unfunded deferred compensation plan to provide benefits to executive officers and other key employees. Under the plan, participants can defer any portion of their salary and bonus compensation into the plan and may choose from a portfolio of funds from which earnings are measured. Participant balances are always 100% vested. As of September 30, 2012 and April 1, 2012, obligations under the plan totaled approximately $15.4 million, respectively. Additionally, the Company has set aside assets in a separate trust that is invested in corporate owned life insurance intended to substantially fund the liability under the plan. As of September 30, 2012 and April 1, 2012, the deferred compensation plan assets were approximately $16.3 million and $14.0 million, respectively.
During the first quarter of fiscal 2013, the Company assumed an unfunded deferred compensation plan associated with the acquisition of Fox Enterprises. Under this plan, participants on retirement are entitled to receive a fixed amount from the Corporation on a monthly basis. The Company has purchased life insurance policies with the intention of funding the liability under this plan. As of September 30, 2012, the deferred compensation plan assets and liability under this plan were approximately $0.6 million and $1.5 million, respectively.

During the second quarter of fiscal 2013, as a result of completion of acquisition of NXP B.V, the Company acquired certain assets and liabilities from NXP B.V related to defined-benefit pension plans, defined-contribution plans, multi-employer plans and certain post-employment benefit plans as explained below, for its employees mainly in France and Netherlands. The costs of pension benefits and related liabilities for the employees that were transferred to the Company as a result of the acquisition, were determined based on actuarial calculations.

Multi-employer plan

The Company's employees in the Netherlands participate in a mandatory multi-employer plan, implemented for the employees of the Metal and Electrical Engineering Industry. As this affiliation is a legal requirement for the Metal and Electrical Engineering Industry it has no expiration date. The pension fund rules state that the only obligation for affiliated companies will be to pay the annual plan contributions. Affiliated companies will also have no entitlements to any possible surpluses in the pension fund. Contributions to multi-employer pension plans are recognized as an expense in the statements of operations as incurred. During the second quarter of fiscal 2013, the Company made $0.1 million of contribution under this plan. The total expected contribution under the plan for fiscal 2013 is approximately $0.4 million.

Defined-benefit plan
The benefits provided by defined-benefit plans are based on employees' years of service and compensation levels. Contributions are made by the Company, as necessary, to provide assets sufficient to meet the benefits payable to defined-benefit pension plan participants. These contributions are determined based upon various factors, including funded status, legal and tax considerations as well as local customs. Some of these defined-benefit pension plans are funded with plan assets that have been segregated and restricted in a trust, foundation or insurance company to provide for the pension benefits to which the Company has committed itself. The projected defined-benefit obligation will be calculated at year-end by qualified actuaries using the projected unit credit method. Actuarial gains and losses arise mainly from changes in actuarial assumptions and differences between actuarial assumptions and what has actually occurred will be recognized in the statement of operations, over the expected average remaining service periods of the employees only to the extent that their net cumulative amount exceeds 10% of the greater of the present value of the obligation or of the fair value of plan assets at the end of the previous year. Events which invoke a curtailment or a settlement of a benefit plan will be recognized in our statement of operations.

As of September 30, 2012, the total plan assets and liability under all pension plans were approximately $0.7 million each.

The Company also assumed obligations for post employment benefits liability of $0.2 million from NXP B.V under the Jubilee plan ("Jubilee"). These are in the nature of one time payouts in relation to the number of service years of the employee. The amount of the obligation per employee has been determined by actuarial calculation indicating the degree of likelihood that the individual employee will actually complete the required number of service years to be entitled to his jubilee payment.

Note 17. Income Taxes
During the three months ended September 30, 2012, the Company recorded an immaterial amount of income tax benefit and an income tax benefit of $4.0 million in the six months ended September 30, 2012. The Company recorded an income tax benefit of $0.4 million and an income tax provision of $0.6 million in the three and six months ended October 2, 2011, respectively. The income tax benefit recorded in the six months ended September 30, 2012 was primarily due to the recognition of a deferred tax asset offset by the recognition of a deferred tax liability due to the acquisition of Fox Enterprises.  The increase in the deferred tax liability was a part of the purchase accounting step-up adjustment that was recorded against goodwill while the increase in the deferred tax asset was recorded as a tax benefit.
The provision for income taxes for the six months ended October 2, 2011 reflects tax on foreign earnings and federal and state tax on U.S. earnings.
As of September 30, 2012, the Company could be subject to examination in the U.S. federal tax jurisdiction for the fiscal years 2009, and 2010.  The Company is not currently under examination by the Internal Revenue Service, but if the Company was audited, based on currently available information, the Company believes that an audit by the Internal Revenue Service would not have a material adverse effect on its financial position, cash flows or results of operations.

As of September 30, 2012, the Company was subject to examination in various state and foreign jurisdictions for tax years 2006 forward, none of which were individually material.

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

The tables below provide information about these segments:

Revenues by segment	Three Months Ended		Six Months Ended
(in thousands)	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Communications	$69,293	$66,613	$132,363	$136,535
Computing and Consumer	64,108	71,705	131,199	151,068
Total revenues	$133,401	$138,318	$263,562	$287,603

Income (Loss) by segment from continuing operations	Three Months Ended		Six Months Ended
(in thousands)	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Communications	$19,559	$25,096	$37,045	$52,462
Computing and Consumer	(3,220)	(7,195)	(8,033)	(9,528)
Unallocated expenses:
Amortization of intangible assets	(5,573)	(3,861)	(10,464)	(7,805)
Inventory fair market value adjustment	(100)	—	(458)	—
Fabrication production transfer costs	—	(816)	—	(2,660)
Assets impairment	59	92	118	182
Amortization of stock-based compensation	(3,617)	(4,281)	(6,739)	(8,053)
Severance, retention and facility closure costs	(2,271)	(811)	(2,999)	(2,627)
Acquisition-related costs and other	(4,830)	—	(11,466)	—
Consulting expenses related to stockholder activities	(38)	—	(2,614)	—
Deferred compensation plan expense (benefit)	(3)	1,337	(181)	1,282
Proceeds from life insurance policies	—	—	2,313	—
Interest income and other, net	(682)	(1,828)	(681)	(1,784)
Income from continuing operations, before income taxes	$(716)	$7,733	$(4,159)	$21,469

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

Revenues from unaffiliated customers by geographic area, based on the customers' shipment locations, were as follows:

	Three Months Ended		Six Months Ended
(in thousands)	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Asia Pacific	$85,979	$91,203	$171,849	$193,766
Americas (1)	20,199	18,112	40,101	37,765
Japan	10,911	11,913	22,371	23,046
Europe	16,312	17,090	29,241	33,026
Total revenues	$133,401	$138,318	$263,562	$287,603

(1)
The revenues from the customers in the U.S. were $18.1 million and $17.1 million in the three months ended September 30, 2012 and October 2, 2011, respectively. The revenues from the customers in the U.S. were $36.5 million and $36.0 million in the six months ended September 30, 2012 and October 2, 2011, respectively.

The Company utilizes global and regional distributors around the world, who buy product directly from the Company on behalf of their customers. Two family of distributors, Uniquest and Maxtek and its affiliates represented approximately 11% and 16% of the Company’s revenues for the six months period ended September 30, 2012, respectively. One family of distributors, Maxtek, and its affiliates represented approximately 17% of the Company’s revenues for the six months period ended October 2, 2011.

At September 30, 2012, three distributors represented approximately 18%, 14% and 10.0% of the Company’s gross accounts receivable. At April 1, 2012, three distributors represented approximately 19%, 16% and 12% of the Company’s gross accounts receivable.

The Company’s significant operations outside of the United States include a test facility in Malaysia, design centers in Canada and China, and sales subsidiaries in Japan, Asia Pacific and Europe. The Company's net property, plant and equipment are summarized below by geographic area:

(in thousands)	September 30, 2012	April 1, 2012
United States	$46,825	$50,741
Malaysia	20,210	13,658
All other countries	9,106	5,585
Total property, plant and equipment, net	$76,141	$69,984

 Note 19. Derivative Financial Instruments

As a result of its international operations, sales and purchase transactions, the Company is subject to risks associated with fluctuating currency exchange rates. The Company may use derivative financial instruments to hedge these risks when instruments are available and cost effective, in an attempt to minimize the impact of currency exchange rate movements on its operating results and on the cost of capital equipment purchases. The Company also has foreign exchange facilities used for hedging arrangements with banks that allow the Company to enter into foreign exchange contracts totaling approximately $20.0 million, all of which was available at September 30, 2012. The Company does not enter into derivative financial instruments for speculative or trading purposes.

During the first quarter of fiscal 2013 the Company entered into a foreign exchange contract of $3.4 million to limit the foreign exchange rate risk associated with a receivable denominated in Japanese Yen. This forward exchange contract was settled in the second quarter of fiscal 2013 and an immaterial amount of gain was recognized in the second quarter of fiscal 2013. As of September 30, 2012 and April 1, 2012, the Company did not have any outstanding foreign currency contracts that qualified for hedge accounting.

Note 20. Credit Facility
The Company has the right to sell to Bank of America up to 1,431 shares of Class A preferred shares of one of its wholly owned subsidiaries (the Subsidiary), in one or more transactions prior to December 13, 2012, for an aggregate purchase price of $135 million in cash under the repurchase agreement entered into with Bank of America in June 2011. As of September 30, 2012, the Company has not sold any preferred stock to Bank of America under this repurchase agreement.

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
On May 22, 2012, the Company commenced the exchange offer to purchase the outstanding shares of PLX common stock. The exchange offer was scheduled to expire at the end of the day on July 12, 2012. On July 11, 2012, the Company extended the expiration date of its exchange offer for all outstanding shares of common stock of PLX to August 9, 2012 since the applicable waiting period for regulatory review has not yet been expired or been terminated. The expiration date was further extended (most recently on October 3, 2012) and the exchange offer is now set to expire at the end of the day November 9, 2012 unless further extended.
The Company has filed a registration statement with the Securities and Exchange Commission (the “SEC”) on Form S-4 relating to the shares to be issued to the stockholders of PLX in the Offer and the Merger.
The Company has incurred approximately $3.1 million and $7.2 million acquisition related costs, which were included in selling general and administrative expenses on the Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2012, respectively.

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

This discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and accompanying Notes included in this report and the Audited Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended April 1, 2012 filed with the SEC. Operating results for the three and six months ended September 30, 2012 are not necessarily indicative of operating results for an entire fiscal year.

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

For a discussion of our critical accounting policies, see Part II, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended April 1, 2012. We believe that these accounting policies are "critical," as defined by the SEC, in that they are both highly important to the portrayal of our financial condition and results, and they require difficult management judgments, estimates and assumptions about matters that are inherently uncertain. We believe that there have been no significant changes during the six months ended September 30, 2012 to the items that we disclosed as our critical accounting policies in our Annual Report on Form 10-K for the fiscal year ended April 1, 2012.

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

Recent developments
Acquisition of NXP B.V's Data Converter Business
On July 19, 2012, we completed an acquisition of certain assets related to technology and products developed for communications analog mixed-signal market applications from NXP B.V. We believe that this acquisition will enhance our efforts to increase silicon content in wireless infrastructure markets. We believe that with this acquisition we can offer our customers a one-stop shop for wireless base stations, including radio frequency (RF) components, analog-to-digital converters (ADCs), digital-to-analog converters (DACs), Serial RapidIO® switches and bridges, high-performance timing devices, data compression IP, and power management ICs and it will help us increase our dollar content in the base station by offering all the key components in the signal chain. We acquired the communications analog mixed-signal assets for an aggregate cash purchase price of approximately $31.2 million, less a $4.0 million credit from NXP B.V for certain accrued liabilities assumed by us from NXP B.V, resulting in a net aggregate purchase price of $27.2 million. We assumed certain assets and specified liabilities and recorded amortizable intangible assets of $12.5 million and goodwill of $13.7 million. During the three and six months ended September 30, 2012, we incurred approximately $1.8 million and $3.9 million in acquisition related costs, respectively, which were included in SG&A expenses on the Consolidated Statements of Operations.
Acquisition of Fox Enterprises, Inc.
On April 30, 2012, the Company completed the acquisition of Fox Enterprises, Inc. (Fox), a leading supplier of frequency control products including crystals and crystal oscillators, for total compensation of approximately $28.9 million, which included $25.7 million in cash paid at closing and $3.2 million in fair value of contingent cash consideration of up to $4.0 million based upon the achievement of future financial milestones. We believe that the combination of Fox's product portfolio with our award-winning CrystalFree™ oscillators makes us the industry's most comprehensive one-stop shop for frequency control products. In addition, we expect that this acquisition will help accelerate the adoption of CrystalFree™ by enabling customers to purchase pMEMS and CMOS solid-state oscillators alongside traditional quartz-based components through an established and trusted sales channel. As a result of this acquisition we recorded amortizable intangible assets of $12.3 million and goodwill of $16.3 million during the first quarter of fiscal 2013. In addition, we recorded approximately $0.2 million in acquisition related costs during the first quarter of fiscal 2013, which were included in SG&A expenses on the Consolidated Statements of Operations.
Acquisition of Alvand Technologies, Inc.
On April 16, 2012, the Company completed the acquisition of Alvand Technologies Inc., a leading analog integrated circuits company specializing in data converters, for total compensation of approximately $23.3 million, which included $20.5 million in cash was paid at closing and $2.8 million in fair value of contingent cash consideration of up to $4.0 million based upon the achievement of future product development milestones. We believe that Alvand Technologies provides critical IP needed for our next-generation roadmap. As a result of this acquisition we recorded amortizable intangible assets of $3.8 million and goodwill of $19.7 million during the first quarter of fiscal 2013. In addition, we recorded approximately $0.1 million in acquisition related costs in the first quarter of fiscal 2013, which were included in SG&A expenses on the Consolidated Statements of Operations.
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
On May 22, 2012, we commenced the exchange offer to purchase the outstanding shares of PLX common stock. The exchange offer was scheduled to expire at the end of the day on July 12, 2012. On July 11, 2012, we extended the expiration date of our exchange offer for all outstanding shares of common stock of PLX since the applicable waiting period for regulatory review has not yet been expired or been terminated and the exchange offer was set to expire at the end of the day on August 9, 2012. The expiration date was further extended and the exchange offer is now set to expire at the end of the day November 9, 2012 unless further extended.
During the three and six months ended September 30, 2012, we incurred approximately $3.1 million and $7.2 million in acquisition related costs, respectively, which were included in SG&A expenses on the Consolidated Statements of Operations.

Discontinued operations and assets held for sale
In the second quarter of fiscal 2012, we completed the transfer of certain assets related to IDT’s Hollywood Quality Video (HQV) and Frame Rate Conversion (FRC) video processing product lines to Qualcomm pursuant to an Asset Purchase Agreement and had classified the remaining video business as held for sale.
On August 1, 2012, the we completed the transfer of the remaining assets of our video business to Synaptics for $5 million in cash pursuant to an Asset Purchase Agreement.  In connection with the divestiture, 47 employees were transferred to Synaptics. In the second quarter of fiscal 2013, we recorded a gain of $0.9 million related to this divestiture. Prior to second quarter of fiscal 2012, the video business were previously included as part of our Computing and Consumer reportable segment. For financial statement purposes, the results of operations for these discontinued businesses have been presented in the consolidated financial statements as discontinued operations. Unless otherwise indicated, the following discussion pertains only to our continuing operations.

Overview

The following table and discussion provides an overview of our operating results from continuing operations for the three and six months ended September 30, 2012 and October 2, 2011:

	Three Months Ended		Six Months Ended
(in thousands, except for percentage)	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Revenues	$133,401	$138,318	$263,562	$287,603
Gross profit	$74,627	$73,633	$147,140	$153,069
As a % of revenues	56%	53%	56%	53%
Operating income (loss)	$(510)	$9,561	$(5,953)	$23,253
As a % of revenues	—%	7%	(2)%	8%
Net income (loss) from continuing operations	$(683)	$8,100	$(140)	$20,869
As a % of revenues	(1)%	6%	—%	7%

Net loss from continuing operations was $0.7 million in the second quarter of fiscal 2013 as compared to net income of $8.1 million in the second quarter of fiscal 2012. Net loss from continuing operations was $0.1 million in the first six months of fiscal 2013 as compared to net income of $20.9 million in the first six months of fiscal 2012. This decrease in net income in both the periods was primarily due to lower revenues and higher operating expenses which were partially offset by improved gross margin. Income tax expense in the second quarter of fiscal 2013 was higher than income tax expense in the second quarter of fiscal 2012 primarily due to higher U.S. income related to the purchase of Alvand intellectual property. Overall operating expenses were higher in the three and six months period ended September 30, 2012 as compared to the three and six months period ended October 2, 2011 due to higher research and development and sales and administrative costs combined with additional expenses resulting from Fox Enterprise, Alvand and NXP B.V's data converter business acquisitions. During the second quarter of fiscal 2013, we recorded $2.2 million of severance cost for reduction in workforce.

Results of Operations

Revenues

Revenues by segment:	Three Months Ended		Six Months Ended
(in thousands)	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Communications	$69,293	$66,613	$132,363	$136,535
Computing and Consumer	64,108	71,705	131,199	151,068
Total revenues	$133,401	$138,318	$263,562	$287,603

Product groups representing greater than 10% of net revenues:	Three Months Ended		Six Months Ended
As a percentage of net revenues	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Communications:
Communications timing products	22%	19%	22%	18%
All others less than 10% individually	30%	29%	28%	29%
Total communications	52%	48%	50%	47%

Computing and Consumer:
Consumer and computing timing products	18%	24%	19%	23%
Memory interface products	17%	14%	18%	17%
All others less than 10% individually	13%	14%	13%	13%
Total computing and consumer	48%	52%	50%	53%

Total	100%	100%	100%	100%

Communications Segment
Revenues in our Communications segment increased $2.7 million, or 4% to $69.3 million in the quarter ended September 30, 2012 as compared to the quarter ended October 2, 2011, primarily due to additional revenues resulting from the acquisition of Fox Enterprise in the first quarter of fiscal 2013 and an increase in demand of our flow control management products. An increase in revenue of $5.4 million resulting from Fox enterprise acquisition was partially offset by a decrease in revenue for most products within this market segment as the demand for these products declined in-line with market conditions, with the exception of revenues from our flow control management products which increased approximately 36% as compared to the prior year as we continued to experience growth in demand for our Rapid I/O switching solutions products.
Revenues in our Communications segment decreased $4.2 million, or 3% to $132.4 million in the six months ended September 30, 2012 as compared to the six months ended October 2, 2011, as a result of reduced customer demand for products in this segment. In general, demand for most products within this market segment declined in-line with market conditions, with the exception of revenues from our flow control management products which increased approximately 30% as compared to the prior year as we continued to experience growth in demand for our Rapid I/O switching solutions products. The decrease in revenue for the six months ended September 30, 2012 was also partially offset by $9.4 million of additional revenue resulting from the acquisition of Fox Enterprises in the first six months of fiscal 2013.

Computing and Consumer Segment

Revenues in our Computing and Consumer segment decreased $7.6 million, or 11% to $64.1 million in the quarter ended September 30, 2012 as compared to the quarter ended October 2, 2011, as a result of reduced demand. In general, demand for most products within this market segment declined in-line with market conditions except for a 14% increase in revenues from our Memory interface products.

Revenues in our Computing and Consumer segment decreased $19.9 million, or 13% to $131.2 million in the six months ended September 30, 2012 as compared to the six months ended October 2, 2011, as a result of reduced demand. Demand for most products within this market segment declined in-line with market conditions.

Revenues by Region

Revenues in the quarter ended September 30, 2012 decreased primarily in APAC (Asia Pacific region excluding Japan) and Europe as compared to the quarter ended October 2, 2011. Revenues in APAC, Americas, Japan and Europe accounted for 65%, 15%, 8% and 12%, respectively, of consolidated revenues in the quarter ended September 30, 2012 compared to 66%, 13%, 9% and 12%, respectively, of our consolidated revenues in the quarter ended October 2, 2011.  The Asia Pacific region continues to be our strongest region, as many of our largest customers utilize manufacturers in that region.

For the six months ended September 30, 2012, revenue decreased primarily in APAC (excluding Japan) and Europe as compared to the six months ended October 2, 2011. For the six months ended September 30, 2012, revenues in APAC region, Americas,

Japan and Europe accounted for 66%, 15%, 8% and 11%, respectively, of consolidated revenues as compared to 67%, 13%, 8% and 12%, respectively, for the first six months of fiscal 2012.

Gross Profit

	Three Months Ended		Six Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Gross Profit (in thousands)	$74,627	$73,633	$147,140	$153,069
Gross Profit Percentage	56%	53%	56%	53%

Gross profit increased $1.0 million or 1% in the quarter ended September 30, 2012 compared to the quarter ended October 2, 2011. Gross profit as a percentage of revenues increased 3% in the quarter ended September 30, 2012 compared to the quarter ended October 2, 2011. Despite lower revenue levels, gross profit and gross profit percentage improved primarily due to an improved mix of higher margin products combined with a reduction in inventory reserve charges and a reduction in expenses associated with the transfer of fabrication production to third party foundries which was completed in the fourth quarter of fiscal 2012.

Gross profit decreased $5.9 million or 3.9% in the six months ended September 30, 2012 compared to the six months ended October 2, 2011 primarily due to lower revenue levels. Gross profit as a percentage of revenues increased 3% in the six months ended September 30, 2012 compared to the six months ended October 2, 2011. Improvement in gross profit percentage in the six months ended September 30, 2012 as compared to the six months ended October 2, 2011was primarily due to an improved mix of higher margin products combined with a reduction in inventory reserve charges and reduction in expenses associated with the transfer of fabrication production to third party foundries which was completed in the fourth quarter of fiscal 2012. As of September 30, 2012, the balance of inventory buffer stock which has been built in anticipation of the transition of wafer fabrication activities totaled approximately $8.3 million.

Operating Expenses

The following table presents our operating expenses for the quarter and six months ended September 30, 2012, and the quarter and six months ended October 2, 2011, respectively:

	Three Months Ended				Six Months Ended
	September 30, 2012		October 2, 2011		September 30, 2012		October 2, 2011
(in thousands, except for percentages)	Dollar Amount	% of Net Revenues	Dollar Amount	% of Net Revenues	Dollar Amount	% of Net Revenues	Dollar Amount	% of Net Revenues
Research and development	$42,387	32%	$39,184	28%	$83,931	32%	$78,999	27%
Selling, General and administrative	$32,750	25%	$24,888	18%	$69,162	26%	$50,817	18%

Research and Development (R&D)

R&D expense increased $3.2 million, or 8%, to $42.4 million in the quarter ended September 30, 2012 compared to the quarter ended October 2, 2011. The increase was primarily due to a $1.7 million increase in salaries and wages associated with increased R&D headcount primarily due to acquisitions of Fox Enterprise, NXP B.V's data converter business and Alvand technologies, a $0.4 million in increase in rent expenses, $1.3 million of expenses related to transitional services provided to us by NXP B.V in connection with the purchase of their data converter assets, $1.0 million in severance cost for reduction in workforce offset in-part by $1.4 million reduction in variable incentive compensation expense.

R&D expense increased $4.9 million, or 6%, to $83.9 million in the six months ended September 30, 2012 compared to the six months ended October 2, 2011. The increase was primarily due to a $3.6 million increase in salaries and wages associated with increased R&D headcount primarily due to acquisitions of Fox Enterprise, NXP B.V's data converter business and Alvand technologies, a $0.8 million in increase in rent expenses, $1.3 million of expenses related to transitional services provided by

NXP B.V in connection with the purchase of their data converter assets, $1.0 million in severance cost for reduction in workforce offset in-part by a $1.9 million reduction in accrued variable incentive compensation expenses.

Selling, General and Administrative (SG&A)

SG&A expenses increased $7.9 million, or 32%, to $32.8 million in the quarter ended September 30, 2012 as compared to the quarter ended October 2, 2011.  The increase was primarily the result of $3.1 million increase in acquisition related legal, consulting and broker costs, $1.0 million increase in salaries and wages associated with increased SG&A headcount partly due to acquisition of Fox Enterprise, $1.2 million in accrued late-fees associated with the delay of the closing of the acquisition of NXP’s high-speed data converter assets, $0.8 million increase in sales representative commissions and bonus, $0.8 million in severance cost for reduction in workforce, $0.7 million increase in amortization expense due to increase in intangibles acquired from Fox Enterprise and NXP B.V acquisitions partially offset by $0.4 million reduction in accrued variable incentive compensation expenses.

SG&A expenses increased $18.3 million, or 36%, to $69.2 million in the six months ended September 30, 2012 compared to the six months ended October 2, 2011.  The increase was primarily the result of $7.0 million increase in acquisition related legal, consulting and broker costs, $1.8 million increase in salaries and wages associated with increased SG&A headcount partly due to acquisition of Fox Enterprise, $3.0 million in accrued late-fees associated with the delay of the closing of the acquisition of NXP’s high-speed data converter assets, $2.6 million in expenses related to stockholder activities, $1.4 million increase in sales representative commissions and bonuses, $1.2 million increase in employee medical claims expense, $0.6 million in severance cost for reduction in workforce in the second quarter of fiscal 2013, $1.1 million increase in amortization expense due to increase in intangibles acquired from Fox Enterprise and NXP B.V's data converter business partially offset by $0.6 million reduction in accrued variable incentive compensation expenses.

Restructuring Charges
In connection with our plans to fully divest our remaining video processing product lines, during fiscal 2012, we recorded $3.6 million in restructuring expenses for employee retention costs. During the first and second quarter of fiscal 2013, we recorded an additional $0.8 million and $0.2 million for employee retention costs under this plan, respectively. These costs have been classified within discontinued operations. We paid $4.6 million in retention bonuses in the second quarter of fiscal 2013 and completed this restructuring action.
During the second quarter of fiscal 2013, we recorded restructuring charges of $2.2 million for reduction in workforce. We reduced our headcount by approximately 51 employees with reductions affecting all functional areas and various locations. As of September 30, 2012, the total accrued balance for employee severance costs related to this restructuring action was $1.4 million. We expect to complete this restructuring action in the third quarter of fiscal 2013.
During the first quarter of fiscal 2013, we paid $1.0 million in employee retention costs and completed the restructuring plan to exit wafer production operations at our Oregon fabrication facility.
During the six months ended September 30, 2012, we made lease payments of $0.1 million in connection with the exited facilities in Singapore and Salinas, California. As of September 30, 2012, the remaining accrued lease liabilities were $0.4 million. We expect to settle these lease obligations by the third quarter of fiscal 2014.

Interest Income and Other, Net

The components of interest income and other, net are summarized as follows:

	Three Months Ended		Six Months Ended
(in thousands)	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Interest income	$117	$50	$203	$116
Interest expense	(418)	(482)	(814)	(537)
Other income (expense), net	95	(1,396)	2,405	(1,363)
Interest income and other, net	$(206)	$(1,828)	$1,794	$(1,784)

Interest income is derived from earnings on our cash and short term investments. Interest expense is primarily due to charges associated with the credit facility with Bank of America which was established in the first quarter of fiscal 2012.  Other income (expense), net primarily consists of gains or losses in the value of deferred compensation plan assets, foreign currency gains or losses and other non-operating gains or losses. Increase in other income of $3.8 million in the six months ended September 30, 2012 as compared to the same period in the prior year was primarily attributable to a $2.0 million death benefit proceeds received in fiscal 2013 under life insurance policies purchased with the intention of funding deferred compensation plan liabilities combined with $1.4 million in losses on deferred compensation plan assets for the comparable period in fiscal 2012.

Income Tax Expense (Benefit)
We recorded an immaterial amount of income tax benefit in the second quarter of fiscal 2013 and an income tax benefit of $4.0 million in the six months ended September 30, 2012 . The income tax benefit was primarily due to the recognition of a deferred tax asset offset by the recognition of a deferred tax liability due to the acquisition of Fox Enterprises. The increase in the deferred tax liability was a part of the purchase accounting step-up adjustment that was recorded against goodwill while the increase in the deferred tax asset was recorded as a tax benefit. We recorded an income tax benefit of $0.4 million and an income tax provision of $0.6 million in the three and six months ended October 2, 2011, respectively. The provision for income taxes for the quarter ended October 2, 2011 reflects tax on foreign earnings and federal and state tax on U.S. earnings.

Liquidity and Capital Resources

Our cash and cash equivalents and short-term investments were $268.8 million at September 30, 2012, a decrease of $56.7 million compared to April 1, 2012.  We also have a credit facility with Bank of America under which we can sell preferred shares of our wholly owned subsidiary to the bank for up to $135 million in cash prior to December 13, 2012, but to the extent we sell any such shares, we are obligated to repurchase it from the bank prior to June 13, 2016 and $143.1 million in cash held by the wholly owned subsidiary will become subject to certain restrictions. We have a commitment for a revolving credit facility agreement with JP Morgan Chase with an initial aggregate principal amount of $50.0 million. This commitment was entered into with the intention of funding the proposed PLX acquisition.

We had no outstanding debt at September 30, 2012 and April 1, 2012.
Cash Flows from Operating Activities
Net cash provided by operating activities totaled $24.8 million in the six months ended September 30, 2012 compared to $22.9 million in the six months ended October 2, 2011. Cash provided by operating activities in the six months ended September 30, 2012 consisted of our net loss of $4.4 million, as adjusted to add back depreciation, amortization, and other non-cash items totaling $21.4 million; and cash provided by working capital requirements primarily related to decreases in inventories, decrease in other assets partially offset by decrease in accrued compensation and related expenses and increase in accounts receivable. In the six months ended September 30, 2012, excluding the effects of acquisitions, inventory decreased by $11.8 million primarily due to shipments exceeding inventory build and $1.3 million in inventory sold to Synaptics. Prepaid and other assets decreased by $7.0 million. Accrued liabilities decreased by $5.0 million primarily due to payout of retention bonus accrued in association with the sale of our video business. Increase in accounts receivable of $7.0 million was primarily attributable to higher shipments during the end of quarter.
In the six months ended October 2, 2011, net cash provided by operating activities totaled $22.9 million and consisted of our net income of $51.9 million, as adjusted to exclude a $45.9 million gain on divestiture offset by depreciation, amortization and other non-cash items totaling $25.8 million, and cash used for working capital requirements primarily related to increase in inventory, decrease in accounts payable partially offset by decrease in prepaid assets and accounts receivable. Inventory increased by $12.6 million primarily due to increased inventory to support increased higher shipment levels combined with our build-ahead of inventory in anticipation of our wafer fabrication transition to the third party foundry. Accounts payable decreased by $5.9 million primarily due to the timing of payments. Prepaid and other assets decreased by $3.0 million primarily as a result of normal recurring prepaid amortization. Accounts receivable decreased by $5.4 million primarily due to decreased product shipment levels during the second quarter of fiscal 2012 as compared to the fourth quarter of fiscal 2011.
Cash Flows from Investing Activities
Net cash used by investing activities in the six months ended September 30, 2012 was $68.7 million compared to cash provided of $46.1 million in the six months ended October 2, 2011.  Net cash used by investing activities in the six months ended September 30, 2012 was primarily due to $68.3 million paid for the acquisitions of Fox Enterprises, Alvand Technologies and NXP B.V, $7.8 million paid to escrow in association with the acquisitions, $17.3 million of expenditures to purchase capital equipment partially offset by net proceeds of $19.7 million from the net sale of short-term investments and $5.0 million of proceeds from sale of video processing business assets to Synaptics.

In the six months ended October 2, 2011, net cash provided by investing activities primarily consisted of $51.7 million of proceeds from divestitures, expenditures of $13.3 million to purchase capital equipment and net sales of short-term investments of $7.7 million.

Cash Flows from Financing Activities
Net cash provided by financing activities was $6.2 million in the six months ended September 30, 2012 as compared to net cash used in investing activities of $39.8 million in the six months ended October 2, 2011.

Cash provided by financing activities in the six months ended September 30, 2012, was primarily due to proceeds of approximately $6.1 million from the exercise of employee stock options and the issuance of stock under our employee stock purchase plan.

In the six months ended October 2, 2011, cash used in financing activities was primarily the result of repurchases of approximately $47.5 million of IDT common stock, partially offset by proceeds of approximately $7.7 million from the exercise of employee stock options and the issuance of stock under our employee stock purchase plan.

We anticipate capital expenditures of approximately $25 million to $30 million during fiscal 2013 to be financed through cash generated from operations and existing cash and investments.

In addition, as much of our revenues are generated outside the U.S., a significant portion of our cash and investment portfolio accumulates in the foreign countries in which we operate. At September 30, 2012, we had cash, cash equivalents and investments of approximately $238.6 million invested overseas in accounts belonging to various IDT foreign operating entities. While these amounts are primarily invested in U.S. dollars, a portion is held in foreign currencies, and all offshore balances are exposed to local political, banking, currency control and other risks. In addition, these amounts may be subject to tax and other transfer restrictions.

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

Off-Balance Sheet Arrangements

As of September 30, 2012, we did not have any off-balance sheet arrangements, as defined under SEC Regulation S-K Item 303(a)(4)(ii).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our interest rate risk relates primarily to our short-term investments of $170.9 million and $190.5 million as of September 30, 2012 and April 1, 2012, respectively.  By policy, we limit our exposure to long-term investments and mitigate the credit risk through diversification and adherence to a policy requiring the purchase of highly rated securities. As of September 30, 2012 and April 1, 2012, the Company’s cash, cash equivalents and investment portfolio was concentrated in securities with same day liquidity and at the end of second quarter of fiscal 2013, a substantial majority of securities in our investment portfolio had maturities of less than two years. A hypothetical 10% change in interest rates will not have a material effect on the value of our investment portfolio as of September 30, 2012.  We do not currently use derivative financial instruments in our investment portfolio.

At September 30, 2012 and April 1, 2012, we had no outstanding debt.

We are exposed to foreign currency exchange rate risk as a result of international sales, assets and liabilities of foreign subsidiaries, local operating expenses of our foreign entities and capital purchases denominated in foreign currencies.  We may use derivative financial instruments to help manage our foreign currency exchange exposures. As of September 30, 2012 and April 1, 2012 we had no outstanding foreign exchange contracts. We do not enter into derivatives for speculative or trading purposes. We have foreign exchange facilities used for hedging arrangements with banks that allow the Company to enter into foreign exchange contracts totaling approximately $20.0 million, all of which was available at September 30, 2012. We performed a sensitivity analysis as of September 30, 2012 and April 1, 2012 determined that, without hedging the exposure, a 10% change in the value of the U.S. dollar would result in an approximate 0.4% impact on gross profit margin percentage, as we operate manufacturing testing facility in Malaysia, and an approximate 0.9% impact to operating expenses (as a percentage of revenue) as we operate sales offices in Japan and throughout Europe and design centers in the U.S., China, and Canada.

We did not have any currency exposure related to any outstanding capital purchases as of September 30, 2012 and April 1, 2012.

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

At September 30, 2012, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure control and procedures were effective at a reasonable assurance level. There have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFROMATION

ITEM 1. LEGAL PROCEEDINGS

Litigation

In January 2012, Maxim I Properties, a general partnership that had purchased a certain parcel of real property (the Property) in 2003, filed a complaint in the Northern District of California naming approximately 30 defendants, including the Company, alleging various environmental violations of the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), the Hazardous Substance Account Act (HSAA), the Resource Conservation and Recovery Act (RCRA), and other public and private nuisance claims (the Complaint). The Complaint alleges with regard to the Company that IDT “…generated, transported, and/or arranged for the transport and/or disposal of hazardous waste to the Property.” The Complaint further alleges that the Defendants are liable for the costs of investigation and remediation of the Property due to the release of hazardous substances, and that Defendants violated their duty to prevent the release of such hazardous substances. In March 2012, the Company was served with and filed an answer to the Complaint, denying the various allegations in the Complaint, and in April 2012, the Company filed an amended answer to the Complaint, including a counterclaim against the Plaintiff. On August 15, 2012, the plaintiff voluntarily dismissed its Complaint against the Company without prejudice. Moyer Products, Inc., another defendant, has cross-claimed against Defendants, including the Company, and thus the Company remains a defendant in this action. In September 2012, the Department of Toxic Substances Control (DTSC) notified the Company that it identified the Company as “a generator of hazardous waste” that was sent to the Property. DTSC proposed that the Company, along with many other parties, enter into a corrective action consent agreement to conduct the Property investigation and cleanup. The Company plans to engage in discussions with the DTSC regarding its proposal, and will continue to vigorously defend itself against the allegations in the Complaint and evaluate settlement options with Moyer Products, when Moyer Products is available to discuss such options. Because the case is at an early stage and no specific monetary demands have been made, it is not possible for us to estimate the range of potential losses.
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

The Company is also party to various other legal proceedings and claims arising in the normal course of business. As of September 30, 2012, the Company has not recorded any accrual for contingent liabilities associated with the legal proceedings described above based on the belief that liabilities, while possible, are not probable. Further, probable ranges of losses in these matters cannot be reasonably estimated at this time. Generally, litigation is subject to inherent uncertainties, and no assurance can be given that the Company will prevail in any particular lawsuit. Accordingly, pending lawsuits, as well as potential future litigation with other companies, could result in substantial costs and diversion of resources and could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

Global economic conditions may adversely affect our business and results of operations.

Adverse changes in global financial markets and rapidly deteriorating business conditions in the world's developed economies in late 2008 and the first half of calendar year 2009 resulted in a significant global economic recession. Continuing concerns about the impact of high energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market, a weak real estate market in the U.S. and sovereign debt crises in Europe and the U.S. have contributed to instability in both U.S. and international capital and credit markets, weakened demand and diminished expectations for the U.S. and global economy. These conditions, and the resulting low business and consumer confidence, and high unemployment have contributed to substantial volatility in global capital markets and uncertain demand for our products from fiscal 2010 onwards. The sovereign debt problems in Europe have led to a reduction in economic activity within the European Union in 2012. In addition, economic growth in China and the

United States has also slowed in 2012. It is difficult for our customers, our vendors, and us to accurately forecast and plan future business activities in this economic environment.

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

On April 30, 2012, we entered into an Agreement and Plan of Merger (Merger Agreement) with PLX Technology, Inc (PLX), pursuant to which we will commence an exchange offer (offer) to purchase all of the outstanding shares of PLX common stock, $0.001 par value, in exchange for consideration, per share of PLX common stock, comprised of (i) $3.50 in cash plus (ii) 0.525 of a share of IDT common stock, without interest and less any applicable withholding taxes, with the ultimate goal of merging PLX with and into one of our wholly owned subsidiaries (merger). On May 7, 2012, we and PLX made premerger filings under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the “HSR Act”) with the Federal Trade Commission (“FTC”) and the Antitrust Division of the U.S. Department of Justice. On May 22, 2012, the Company commenced the exchange offer to purchase the outstanding shares of PLX common stock. The exchange offer was scheduled to expire at the end of the day on July 12, 2012. On July 6, 2012, we and PLX each received a request for additional information from the FTC (the “Second Request”). This Second Request extends the waiting period applicable to the exchange offer under the HSR Act, which was set to expire on July 6, 2012. The waiting period is extended until 11:59 p.m., New York City time, on the thirtieth day (or the next business day) after both IDT and PLX substantially comply with the Second Request, as specified by the HSR Act and the implementing rules. Accordingly, on July 11, 2012, we extended the expiration date of our exchange offer for all outstanding shares of common stock of PLX since the applicable waiting period for regulatory review has not yet been expired or been terminated and the exchange offer was set to expire at the end of the day on August 9, 2012. Subsequent to August 9, 2012, we further extended the exchange offer two times and the exchange offer is now set to expire at the end of the day November 9, 2012 unless further extended. Approximately 18.0 million shares, or approximately 40% of PLX’s outstanding common stock, had been tendered as of October 2, 2012. The offer and the merger are subject to the satisfaction or, where permissible, waiver of a number of conditions, many of which are out of our control, including there being tendered enough shares of PLX common stock in the offer to constitute a majority of the voting power of PLX common stock outstanding and the expiration of applicable waiting periods under antitrust regulations. As a result, the offer and the merger may not be successfully completed.

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

We currently expect to borrow up to $185 million in connection with the consummation of the offer and the merger, which will significantly increase our outstanding indebtedness and interest expense. In order to provide the merger consideration, prepay PLX's bank indebtedness, and pay related fees and expenses, we currently expect to sell $135 million in shares of preferred stock of one of our wholly-owned subsidiaries to Bank of America, N.A. (Bank of America) pursuant to a master repurchase agreement we signed with Bank of America on June 13, 2011 (the Repurchase Agreement). To the extent we sell any such shares, we are obligated to repurchase it from the bank prior to June 13, 2016 and $143.1 million in cash held by the wholly owned subsidiary will become subject to certain restrictions. In addition, we have arranged a commitment for a credit facility totaling $50 million of new financing with J.P. Morgan Securities LLC and J.P. Morgan Chase Bank, N.A. (JPM) in connection with the offer and the merger.

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

International operations add increased volatility to our operating results.

A substantial percentage of our total revenues are derived from international sales, as summarized below:

(percentage of total revenues)	First six months of fiscal 2013	Fiscal 2012	Fiscal 2011
Asia Pacific	66%	66%	65%
Americas	15%	15%	16%
Japan	8%	8%	9%
Europe	11%	11%	10%
Total	100%	100%	100%

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

Contract pricing for raw materials and equipment used in the fabrication and assembly processes, as well as for foundry and subcontract assembly services, may also be affected by currency controls, exchange rate fluctuations and currency devaluations. We sometimes hedge currency risk for currencies that are highly liquid and freely quoted, but may not enter into hedge contracts for currencies with limited trading volume. In addition, as much of our revenues are generated outside the United States, a significant portion of our cash and investment portfolio accumulates in the foreign countries in which we operate. On September 30, 2012, we had cash, cash equivalents and investments of approximately $238.6 million invested overseas in accounts belonging to our foreign subsidiaries. While these amounts are primarily invested in U.S. dollars, a portion is held in foreign currencies, and all offshore balances are exposed to local political, banking, currency control and other risks. In addition, these amounts may be subject to tax and other transfer restrictions.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information with respect to repurchases of our common stock during the second quarter of fiscal 2013:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 2, 2012 - July 29, 2012	—	$—	—	$79,849,484
July 30, 2012 - August 26, 2012	—	$—	—	$79,849,484
August 27, 2012 - September 30, 2012	—	$—	—	$79,849,484
Total	—	$—	—

On July 21, 2010, our Board of Directors approved a share repurchase plan to repurchase up to $225 million of our common stock.  The old share repurchase program was canceled upon the approval of the new share repurchase program. In fiscal 2011, we repurchased approximately 12.8 million shares of our common stock at an average price of $6.06 per share for a total purchase price of $77.7 million under this new program.  In fiscal 2012, we repurchased approximately 10.4 million shares of our common stock at an average price of $6.49 per share for a total purchase price of $67.5 million under this new program. We did not repurchase any shares in the first quarter of fiscal 2013. As of September 30, 2012, approximately $79.8 million was available for future purchase under this new share repurchase program.  Share repurchases were recorded as treasury stock and resulted in a reduction of stockholders’ equity.

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

INTEGRATED DEVICE TECHNOLOGY, INC. Registrant
	By:	/s/ THEODORE L. TEWKSBURY III
November 8, 2012		Theodore L.Tewksbury III President and Chief Executive Officer

November 8, 2012		/s/ RICHARD D. CROWLEY, JR.
Richard D. Crowley, JR.
Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)