Form 10-Q
period 2012-12-30
INTEGRATED DEVICE TECHNOLOGY INC
filed 2013-02-07
CIK 703361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________
(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 30, 2012 OR

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
☐  Large accelerated filer                            ☒   Accelerated filer                            ☐  Non-accelerated filer               ☐ Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
The number of outstanding shares of the registrant's Common Stock, $.001 par value, as of January 31, 2013 was approximately 145,610,504.

INTEGRATED DEVICE TECHNOLOGY, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited in thousands, except per share amounts)	December 30, 2012	April 1, 2012
Assets
Current assets:
Cash and cash equivalents	$112,802	$134,924
Short-term investments	167,298	190,535
Accounts receivable, net of allowances of $3,308 and $3,009	62,423	60,609
Inventories	59,982	71,780
Prepayments and other current assets	30,449	23,684
Total current assets	432,954	481,532
Property, plant and equipment, net	75,725	69,984
Goodwill	145,129	96,092
Other intangible assets, net	54,004	40,548
Deferred non-current tax assets	4,525	179
Other assets	23,674	29,299
Total assets	$736,011	$717,634
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$23,011	$25,211
Accrued compensation and related expenses	23,554	26,156
Deferred income on shipments to distributors	14,122	14,263
Deferred tax liabilities	465	421
Other accrued liabilities	15,872	13,443
Total current liabilities	77,024	79,494
Deferred tax liabilities	5,897	1,552
Long-term income tax payable	458	706
Other long-term liabilities	21,923	16,494
Total liabilities	105,302	98,246
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock: $.001 par value: 10,000 shares authorized; no shares issued	—	—
Common stock: $.001 par value: 350,000 shares authorized; 145,086 and 142,194 shares outstanding at December 30, 2012 and April 1, 2012, respectively	145	142
Additional paid-in capital	2,397,334	2,377,315
Treasury stock at cost: 90,426 shares at December 30, 2012 and April 1, 2012, respectively	(977,296)	(977,296)
Accumulated deficit	(791,681)	(782,136)
Accumulated other comprehensive income	2,207	1,363
Total stockholders' equity	630,709	619,388
Total liabilities and stockholders' equity	$736,011	$717,634

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
(Unaudited in thousands, except per share data)	December 30, 2012	January 1, 2012	December 30, 2012	January 1, 2012
Revenues	$115,147	$119,977	$378,709	$407,580
Cost of revenues	52,200	56,093	168,622	190,627
Gross profit	62,947	63,884	210,087	216,953
Operating expenses:
Research and development	40,170	38,410	124,101	117,409
Selling, general and administrative	27,389	23,661	96,551	74,478
Total operating expenses	67,559	62,071	220,652	191,887
Operating income (loss)	(4,612)	1,813	(10,565)	25,066
Other than temporary impairment loss on investments		(2,130)		(2,130)
Interest income (expense) and other, net	(344)	(10)	1,450	(1,794)
Income (loss) before income taxes from continuing operations	(4,956)	(327)	(9,115)	21,142
Income tax expense (benefit)	201	576	(3,818)	1,176
Net income (loss) from continuing operations	$(5,157)	$(903)	$(5,297)	$19,966

Discontinued operations:
Gain from divestiture	—	—	886	45,939
Loss from discontinued operations before income taxes	—	(5,290)	(5,131)	(20,286)
Expense (benefit) from income taxes	—	—	3	(89)
Net income (loss) from discontinued operations	—	(5,290)	(4,248)	25,742

Net income (loss)	$(5,157)	$(6,193)	$(9,545)	$45,708

Basic net income (loss) per share- continuing operations	$(0.04)	$(0.01)	$(0.04)	$0.14
Basic net income (loss) per share -discontinued operations	$—	$(0.03)	$(0.03)	$0.18
Basic net income (loss) per share	$(0.04)	$(0.04)	$(0.07)	$0.32

Diluted net income (loss) per share - continuing operations	$(0.04)	$(0.01)	$(0.04)	$0.14
Diluted net income (loss) per share -discontinued operations	$—	$(0.03)	$(0.03)	$0.17
Diluted net income (loss) per share	$(0.04)	$(0.04)	$(0.07)	$0.31

Weighted average shares:
Basic	144,321	141,839	143,477	144,792
Diluted	144,321	141,839	143,477	146,706

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Nine Months Ended
(Unaudited in thousands)	December 30, 2012	January 1, 2012	December 30, 2012	January 1, 2012

Net income (loss)	$(5,157)	$(6,193)	$(9,545)	$45,708
Currency translation adjustments	112	(190)	837	(701)
Change in net unrealized gain (loss) on investments	8	(28)	8	(106)
Comprehensive income (loss)	$(5,037)	$(6,411)	$(8,700)	$44,901

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

	Nine Months Ended
(Unaudited in thousands)	December 30, 2012	January 1, 2012
Cash flows provided by operating activities:
Net income (loss)	$(9,545)	$45,708
Adjustments:
Depreciation	14,737	14,191
Amortization of intangible assets	15,144	12,129
Goodwill and acquisition-related intangible asset impairment	584	2,130
Gain from divestitures	(886)	(45,939)
Stock-based compensation expense, net of amounts capitalized in inventory	9,306	12,574
Deferred tax provision	(4,302)	49
Tax benefit from share based payment arrangements	(45)	(460)
Changes in assets and liabilities (net of amounts acquired):
Accounts receivable, net	2,143	23,376
Inventories	13,294	(11,456)
Prepayments and other assets	6,329	886
Accounts payable	(4,569)	(11,727)
Accrued compensation and related expenses	(4,363)	914
Deferred income on shipments to distributors	(662)	1,234
Income taxes payable and receivable	200	1,265
Other accrued liabilities and long-term liabilities	(1,333)	(8,242)
Net cash provided by operating activities	36,032	36,632
Cash flows provided by (used for) investing activities:
Acquisitions, net of cash acquired	(68,341)	(1,957)
Cash in escrow related to acquisitions	(7,816)	—
Proceeds from divestitures	5,000	51,670
Purchases of property, plant and equipment, net	(22,011)	(16,917)
Purchase of intangible assets	—	(5,000)
Proceeds from sale of non-marketable security	—	2,619
Purchases of short-term investments	(139,915)	(450,156)
Proceeds from sales of short-term investments	32,396	294,485
Proceeds from maturities of short-term investments	130,822	145,934
Net cash provided by (used for) investing activities	(69,865)	20,678
Cash flows provided by (used for) financing activities:
Proceeds from issuance of common stock	10,829	11,139
Repurchase of common stock	—	(62,461)
Excess tax benefit from share based payment arrangements	45	460
Net cash provided by (used for) financing activities	10,874	(50,862)
Effect of exchange rates on cash and cash equivalents	837	(714)
Net increase (decrease) in cash and cash equivalents	(22,122)	5,734
Cash and cash equivalents at beginning of period	134,924	104,680
Cash and cash equivalents at end of period	$112,802	$110,414

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
Basis of Presentation. The Company's fiscal year is the 52- or 53-week period ending on the Sunday closest to March 31st. In a 52-week year, each fiscal quarter consists of thirteen weeks. In a 53-week year, the additional week is usually added to the third quarter, making such quarter consist of fourteen weeks. The first, second, and third quarters of fiscal 2013 and fiscal 2012 were thirteen week periods.
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

The following table sets forth the computation of basic and diluted net income per share from continuing operations:

	Three Months Ended		Nine Months Ended
(in thousands, except per share amounts)	December 30, 2012	January 1, 2012	December 30, 2012	January 1, 2012
Numerator (basic and diluted):
Net income (loss) from continuing operations	$(5,157)	$(903)	$(5,297)	$19,966

Denominator:
Weighted average common shares outstanding, basic	144,321	141,839	143,477	144,792
Dilutive effect of employee stock options and restricted stock units	—	—	—	1,914
Weighted average common shares outstanding, diluted	144,321	141,839	143,477	146,706

Basic net income (loss) per share from continuing operations	$(0.04)	$(0.01)	$(0.04)	$0.14
Diluted net income (loss) per share from continuing operations	$(0.04)	$(0.01)	$(0.04)	$0.14
Potential dilutive common shares of 10.1 million and 19.7 million pertaining to employee stock options and restricted stock units were excluded from the calculation of diluted earnings per share for the three months ended December 30, 2012 and January 1, 2012, respectively, because the effect would have been anti-dilutive. Potential dilutive common shares of 16.3 million and 11.8 million pertaining to employee stock options and restricted stock units were excluded from the calculation of diluted earnings per share for the nine months ended December 30, 2012 and January 1, 2012, respectively, because the effect would have been anti-dilutive.

Note 3. Business Combinations
Termination of Proposed Acquisition of PLX Technology, Inc. ("PLX")
On April 30, 2012, IDT and PLX had entered into an Agreement and Plan of Merger with PLX Technology, Inc (PLX) for the acquisition of PLX by IDT (Agreement). On December 19, 2012, the United States Federal Trade Commission (“FTC”) filed an administrative complaint challenging IDT’s proposed acquisition of PLX. In response to the FTC’s determination to challenge the proposed acquisition of PLX by IDT, effective December 19, 2012, IDT and PLX have mutually agreed to terminate the Agreement and plan of merger. Also on December 19, 2012, IDT withdrew its related exchange offer (the “Offer”) to acquire all of the issued and outstanding shares of common stock, $0.001 par value, of PLX and instructed Computershare, the exchange agent for the Offer, to promptly return all previously tendered shares.
Associated with proposed acquisition of PLX, during the three and nine months ended December 30, 2012, the Company incurred approximately $2.3 million and $9.5 million in acquisition related costs, respectively, which were included in SG&A expenses on the Consolidated Statements of Operations.
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
The Company acquired the communications analog mixed-signal assets for an aggregate cash purchase price of approximately $31.2 million, less a $4.0 million credit from NXP B.V. for certain accrued liabilities assumed by the Company from NXP B.V resulting in a net aggregate purchase price of $27.2 million. The Company incurred approximately $3.9 million acquisition related costs, which were included in selling, general and administrative expenses in the Consolidated Statements of Operations for the nine months ended December 30, 2012.

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
* See Note 15 for information regarding pension plans adopted.
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
Intangible Assets:
Existing technologies consist of NXP's data converter products that have reached technological feasibility and in-process research and development ("IPR&D") consists of projects that have not reached technological feasibility. The Company valued the existing technologies and in-process research and development ("IPR&D") utilizing a multi period excess earnings method ("Excess Earnings Method"), which uses the discounted future earnings specifically attributed to this intangible asset, that is, in excess of returns for other assets that contributed to those earnings. The Company utilized discount factors of 26% for the existing technologies and is amortizing the intangible assets over 5 years on a straight-line basis. A discount factor of 31% was utilized for IPR&D. The Company estimates that this IPR&D will be completed within 27 months of the acquisition closing date. The Company valued one year of contractual backlog also using the Excess Earnings Method and a discount rate of 18.7%.
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
The financial results of the NXP B.V. data converter business have been included in the Company’s Condensed Consolidated Statements of Operations from July 19, 2012, the closing date of the acquisition.

Pro Forma Financial Information (unaudited)
The following unaudited pro forma financial information presents the combined results of operations of the Company and NXP B.V. data converter business as if the acquisition had occurred as of the beginning of fiscal 2012. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal 2012. The unaudited pro forma financial information presented below combines the historical IDT and NXP B.V. data converter business financial information for the three months ended January 1, 2012. The unaudited pro forma financial information presented below for the nine month period combines the historical NXP B.V. data converter business financial information for the period April 2, 2012 to July 19, 2012 to the IDT financial information for the nine months ended December 30, 2012 and combines historical IDT and NXP B.V. data converter business results for the nine months ended January 1, 2012. The proforma financial information includes the business combination effect of the amortization charges from acquired intangible assets, the amortization of fair market value inventory write-up and acquisition costs.

	Three Months Ended	Nine Months Ended
(Unaudited in thousands, except per share data)	January 1, 2012	December 30, 2012	January 1, 2012
Revenues	$120,614	$379,110	$409,219
Net loss	$(6,854)	$(9,363)	$(139)
Basic net loss per share- continuing operations	$(0.05)	$(0.07)	$—
Diluted net income per share - continuing operations	$(0.05)	$(0.07)	$—
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
The aggregate purchase price was allocated as follows:

(in thousands)	Fair Value
Cash	$1,080
Accounts receivable	4,053
Inventories	2,600
Prepaid expenses and other current assets	363
Property, plant and equipment, net	656
Other long-term assets	1,190
Accounts payable and accrued expenses	(3,765)
Other long term liabilities	(1,516)
Long term deferred tax liability	(4,345)
Intangible assets (other than goodwill)	12,300
Goodwill	16,305
Total purchase price	$28,921

A summary of the allocation of intangible assets (other than goodwill) is as follows:

(in thousands)	Fair Value
Existing technologies	$7,900
Customer relationships	2,000
Trade names and trademarks	1,500
In process research and development	900
Total	$12,300
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
Acquisition of Alvand Technologies, Inc.
On April 16, 2012, the Company completed the acquisition of Alvand Technologies Inc., a leading analog integrated circuits company specializing in data converters, for total purchase consideration of approximately $23.3 million, of which $20.5 million was paid in cash at closing and $2.8 million was recorded as a liability representing the fair value of contingent cash consideration of up to $4.0 million based upon the achievement of future product development milestones, which would be payable after 12 months from the acquisition date. During the third quarter of fiscal 2013, the fair value of the contingent consideration was re-measured based on a revised product development forecast for the business. As a result, the fair value of the contingent consideration increased $0.4 million to $3.2 million. The change in the fair value of the contingent consideration was recorded in selling and administrative expenses in the third quarter of fiscal 2013.
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

Note 4. Discontinued Operations and Assets Held For Sale
On September 26, 2011, the Company completed the transfer of certain assets related to IDT’s Hollywood Quality Video (HQV) and Frame Rate Conversion (FRC) video processing product lines to Qualcomm pursuant to an Asset Purchase Agreement. The sale of these HQV and FRC video processing assets is intended to allow the Company to intensify focus on its analog-intensive mixed-signal, timing, and interface solutions. Upon the closing of the transaction, Qualcomm paid the Company $58.7 million in cash consideration, of which $6.0 million was withheld in an escrow account for a period of two years and is included in the Company’s balance sheet as other current assets. In the second quarter of fiscal 2012, the Company recorded a gain of $45.9 million related to this divestiture. The Company’s HQV and FRC product lines represented a significant portion of the Company’s video business assets. As of the end of the first quarter of fiscal 2013, the remaining video business assets classified as held for sale consisted of $1.0 million in fixed assets and $0.7 million in intangible assets.
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

Amount
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

The results from discontinued operations for the three and nine months ended December 30, 2012 and January 1, 2012 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 30, 2012	January 1, 2012	December 30, 2012	January 1, 2012
Revenues	$—	$2,229	$2,429	$7,333
Cost of revenue	—	2,745	3,006	9,309
Operating expenses	—	4,774	4,554	18,310
Gain on divestiture	—	—	886	45,939
Provision (benefit) for income taxes	—	—	3	(89)
Net income (loss) from discontinued operations	$—	$(5,290)	$(4,248)	$25,742

Note 5. Fair Value Measurement
The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 30, 2012:

	Fair Value at Reporting Date Using:
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Cash Equivalents and Short-Term investments:
US government treasuries and agencies securities	$148,879	$—	$—	$148,879
Money market funds	61,894	—	—	61,894
Corporate bonds	—	13,228	—	13,228
International government bonds	—	3,084	—	3,084
Corporate commercial paper	—	1,000	—	1,000
Bank deposits	—	15,211	—	15,211
Total assets measured at fair value	$210,773	$32,523	$—	$243,296
Liabilities:
Fair value of contingent consideration	—	—	6,400	6,400
Fair value of pension liabilities	—	—	895	895
Total liabilities measured at fair value	$—	$—	$7,295	$7,295

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of April 1, 2012:

	Fair Value at Reporting Date Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash Equivalents and Short-Term investments:
US government treasuries and agencies securities	$156,315	$—	$—	$156,315
Money market funds	104,596	—	—	104,596
Corporate bonds	—	21,538	—	21,538
International government bonds	—	4,648	—	4,648
Corporate commercial paper	—	3,148	—	3,148
Bank deposits	—	11,633	—	11,633
Municipal bonds	—	653	—	653
Total assets measured at fair value	$260,911	$41,620	$—	$302,531

U.S. government treasuries and U.S. government agency securities as of December 30, 2012 and April 1, 2012 do not include any U.S. government guaranteed bank issued paper. Corporate bonds include bank-issued securities that are guaranteed by the Federal Deposit Insurance Corporation (FDIC).
The securities in Level 1 are highly liquid and actively traded in exchange markets or over-the-counter markets. Level 2 fixed income securities are priced using quoted market prices for similar instruments, non-binding market prices that are corroborated by observable market data.
In connection with the acquisition of Fox Enterprises and Alvand Technologies (See "Note 3- Business Combinations"), liabilities were recognized for the Company’s estimate of the fair value of contingent consideration on the acquisition dates based on probability-based forecasted revenues, gross profits and attainment of product development milestones. These fair value measurements are based on significant inputs not observed in the market and thus represent a Level 3 measurement, which reflect the Company’s own assumptions concerning future revenues, gross profit and product development milestones of the acquired businesses in measuring fair value. During the third quarter of fiscal 2013, the fair value of the contingent consideration was re-measured based on a revised forecast for the business and as a result, the fair value of the contingent consideration increased by $0.4 million. This change in the fair value of the contingent consideration was recorded in selling and administrative expenses in the third quarter of fiscal 2013.
In connection with the acquisition of NXP B.V.'s Data Converter Business, the Company assumed certain pension and post employment related liabilities (see "Note 15 - Employee Benefit Plans"). The fair value of these pension benefits were determined based on actuarial calculations.
The following table summarizes the change in the fair value of the contingent consideration measured using significant unobservable inputs (Level 3) for the nine months ended December 30, 2012:

(in thousands)	Estimated Fair Value
Balance as of April 1, 2012	$—
Additions	7,295
Deletions	—
Balance as of December 30, 2012	$7,295

All of the Company’s available-for-sale investments are subject to a periodic impairment review. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. The Company did not record any impairment charges related to its available-for-sale investments in the nine months ended December 30, 2012 and January 1, 2012.

Note 6. Investments
Available-for-Sale Securities
Available-for-sale investments at December 30, 2012 were as follows:

(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government treasuries and agencies securities	$148,836	$43	$—	$148,879
Money market funds	61,894	—	—	61,894
Corporate bonds	13,224	8	(4)	13,228
International government bonds	3,084	—	—	3,084
Corporate commercial paper	1,000	—	—	1,000
Bank deposits	15,211	—	—	15,211
Total available-for-sale investments	243,249	51	(4)	243,296
Less amounts classified as cash equivalents	(75,998)	—	—	(75,998)
Short-term investments	$167,251	$51	$(4)	$167,298

Available-for-sale investments at April 1, 2012 were as follows:

(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government treasuries and agencies securities	$156,331	$8	$(24)	$156,315
Money market funds	104,596	—	—	104,596
Corporate bonds	21,485	59	(6)	21,538
International government bonds	4,650	1	(3)	4,648
Corporate commercial paper	3,148	—	—	3,148
Bank deposits	11,633	—	—	11,633
Municipal bonds	652	1	—	653
Total available-for-sale investments	302,495	69	(33)	302,531
Less amounts classified as cash equivalents	(111,996)	—	—	(111,996)
Short-term investments	$190,499	$69	$(33)	$190,535

The cost and estimated fair value of available-for-sale securities at December 30, 2012, by contractual maturity, were as follows:

(in thousands)	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$233,271	$233,318
Due in 1-2 years	9,978	9,978
Total investments in available-for-sale securities	$243,249	$243,296

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses as of December 30, 2012, aggregated by length of time that individual securities have been in a continuous loss position.

	Less Than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$4,176	$(4)	$—	$—	$4,176	$(4)
U.S. government treasuries and agencies securities	500	—	—	—	500	—
Total	$4,676	$(4)	$—	$—	$4,676	$(4)

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

Currently, a significant portion of the Company’s available-for-sale investments that it holds are high grade instruments.  As of December 30, 2012, the unrealized losses on the Company’s available-for-sale investments represented an insignificant amount in relation to its total available-for-sale portfolio. Substantially all of the Company’s unrealized losses on its available-for-sale marketable debt instruments are primarily driven by declines in interest rates or as a result of a decrease in the market liquidity for debt instruments.  Because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, the Company did not consider these investments to be other-than-temporarily impaired at December 30, 2012 and April 1, 2012.

Non-Marketable Equity Securities
During the nine months ended December 30, 2012, in association with the acquisition of Fox Enterprises, the Company acquired a non-significant stake in a privately held company. The fair value of this non-marketable private equity investment was $0.6 million as of December 30, 2012.
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
The aggregate carrying value of the Company’s non-marketable equity securities was approximately $2.3 million and $1.7 million as of December 30, 2012 and April 1, 2012, respectively and was classified within other assets on the Company’s Consolidated Balance Sheets.  The Company did not recognize any impairment loss in the three and nine months ended December 30, 2012 and January 1, 2012.

Note 7. Stock-Based Employee Compensation
Compensation Expense
The following table summarizes stock-based compensation expense by category appearing in the Company’s Consolidated Statement of Operations:

	Three Months Ended		Nine Months Ended
(in thousands)	December 30, 2012	January 1, 2012	December 30, 2012	January 1, 2012
Cost of revenue	$295	$535	$850	$1,415
Research and development	1,531	2,174	4,369	6,493
Selling, general and administrative	948	1,603	3,561	4,458
Discontinued operations	—	113	526	208
Total stock-based compensation expense	$2,774	$4,425	$9,306	$12,574
Amount of stock-based compensation expense that was capitalized during the periods presented above was immaterial.
During the three and nine months ended December 30, 2012, 295,421 and 1,242,608 shares of common stock were issued under the Company's Employee Stock Purchase Plan and options to purchase 586,802 and 869,428 shares of common stock were exercised under the Company's Stock Incentive Plan, respectively. The number of common stock shares related to the restricted stock units issued during the three and nine months ended December 30, 2012 was 49,324 and 779,538, respectively.
As of December 30, 2012, the unrecognized compensation cost related to nonvested stock options, net of estimated forfeitures, was $5.3 million and will be recognized over a weighted-average period of 1.3 years.
As of December 30, 2012, the unrecognized compensation cost related to restricted stock units granted under the Company’s equity incentive plans was approximately $7.1 million, net of estimated forfeitures, and is expected to be recognized over a weighted-average period of 1.6 years.

Note 8. Stockholders' Equity
In the nine months ended December 30, 2012, the Company did not repurchase any shares. In fiscal 2012, the Company repurchased approximately 10.4 million shares at an average price of $6.49 per share for a total purchase price of $67.5 million under the authorized share repurchase program. As of December 30, 2012, approximately $79.8 million was available for future purchase under the share repurchase program.  Share repurchases were recorded as treasury stock and resulted in a reduction of stockholders’ equity.

Note 9. Balance Sheet Detail

(in thousands)	December 30, 2012	April 1, 2012
Inventories, net
Raw materials	$7,437	$6,457
Work-in-process	28,324	38,843
Finished goods	24,221	26,480
Total inventories, net	$59,982	$71,780

Property, plant and equipment, net
Land	$11,862	$11,665
Machinery and equipment	297,071	290,028
Building and leasehold improvements	48,368	44,724
Total property, plant and equipment, gross	357,301	346,417
Less: accumulated depreciation	(281,576)	(276,433)
Total property, plant and equipment, net	$75,725	$69,984

Other accrued liabilities
Contingent consideration	$4,100	$—
Other	11,772	13,443
Total other accrued liabilities	$15,872	$13,443

Other long-term obligations
Deferred compensation related liabilities	$17,521	$14,869
Contingent consideration	2,321	—
Other	2,081	1,625
Total other long-term liabilities	$21,923	$16,494

Note 10. Deferred Income on Shipments to Distributors
Included in the caption “Deferred income on shipments to distributors” on the Consolidated Balance Sheets are amounts related to shipments to certain distributors for which revenue is not recognized until our product has been sold by the distributor to an end customer. The components of deferred income on shipments to distributors as of December 30, 2012 and April 1, 2012 are as follows:

(in thousands)	December 30, 2012	April 1, 2012
Gross deferred revenue	$16,849	$17,883
Gross deferred costs	(2,727)	(3,620)
Deferred income on shipments to distributors	$14,122	$14,263

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

Note 11. Comprehensive Income
The components of accumulated other comprehensive income, net of tax, were as follows:

(in thousands)	December 30, 2012	April 1, 2012
Cumulative translation adjustments	$2,165	$1,328
Unrealized gain on available-for-sale investments	42	35
Total accumulated other comprehensive income	$2,207	$1,363

Note 12. Goodwill and Intangible Assets, Net
Goodwill activity for the nine months ended December 30, 2012 is as follows:

	Reportable Segment
(in thousands)	Communications	Computing and Consumer	Total
Balance as of April 1, 2012	$74,673	$21,419	$96,092
Dispositions (1)	(700)	—	(700)
Additions (2)	49,737	—	49,737
Balance as of December 30, 2012	$123,710	$21,419	$145,129

(1)	Represents goodwill of the divested Video processing business. See Note 4 for further details.

(2)	During the six months ended September 30, 2012, the Company acquired intangibles from Fox Enterprises, Alvand Technologies and NXP B.V.'s data converter business. See Note 3 for further details.

Intangible asset balances as of December 30, 2012 and April 1, 2012 are summarized as follows:

	December 30, 2012
(in thousands)	Gross Assets	Accumulated Amortization	Net Assets
Purchased intangible assets:
Existing technology	$241,933	$(200,191)	$41,742
Trademarks	4,411	(1,789)	2,622
Customer relationships	131,930	(127,223)	4,707
Other	4,200	(1,700)	2,500
Total amortizable purchased intangible assets	382,474	(330,903)	51,571
IPR&D	2,433	—	2,433
Total purchased intangible assets	$384,907	$(330,903)	$54,004

	April 1, 2012
(in thousands)	Gross Assets	Accumulated Amortization	Net Assets
Purchased intangible assets:
Existing technology	$223,733	$(192,105)	$31,628
Trademarks	2,911	(1,144)	1,767
Customer relationships	127,231	(122,511)	4,720
Total amortizable purchased intangible assets	353,875	(315,760)	38,115
IPR&D	2,433	—	2,433
Total purchased intangible assets	$356,308	$(315,760)	$40,548

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
Amortization expense for the three months ended December 30, 2012 and January 1, 2012 was $4.7 million and $4.0 million, respectively. Amortization expense for the nine months ended December 30, 2012 and January 1, 2012 was $15.1 million and $12.1 million, respectively.
The intangible assets are being amortized over estimated useful lives of twelve months to seven years.

Based on the intangible assets recorded at December 30, 2012, and assuming no subsequent additions to or impairment of the underlying assets, the remaining estimated amortization expense is expected to be as follows (in thousands):

Fiscal Year	Amount
2013 (Remaining 3 months)	$4,673
2014	17,184
2015	13,460
2016	8,448
2017 and thereafter	7,806
Total	$51,571

Note 13. Restructuring
The following table shows the provision of the restructuring charges and the liability remaining as of December 30, 2012:

(in thousands)	Amount
Balance as of April 1, 2012	$5,198
Provision	3,222
Cash payments	(7,982)
Balance as of December 30, 2012	$438
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
During the second quarter of fiscal 2013, the Company recorded restructuring charges of $2.2 million for reduction in workforce. The Company reduced its headcount by approximately 51 employees with reductions affecting all functional areas and various locations. During the third quarter of fiscal 2013, the Company paid $2.0 million in severance costs associated with this action. As of December 30, 2012, the total accrued balance for employee severance costs related to this restructuring action was $0.2 million. The Company expects to complete this restructuring action in the fourth quarter of fiscal 2013.
During the first quarter of fiscal 2013, the Company paid $1.0 million in employee retention costs and completed the restructuring plan to exit wafer production operations at its Oregon fabrication facility.
During the nine months ended December 30, 2012, the Company made lease payments of $0.2 million in connection with the exited facilities in Singapore and Salinas, California. As of December 30, 2012, the remaining accrued lease liabilities were $0.2 million. The Company expects to pay off these lease obligations through the third quarter of fiscal 2014.

Note 14. Commitments and Contingencies
Warranty
The Company maintains an accrual for obligations it incurs under its standard product warranty program and customer, part, or process specific matters. The Company’s standard warranty period is one year, however in certain instances the warranty period may be extended to as long as two years. Management estimates the fair value of the Company’s warranty liability based on actual past warranty claims experience, its policies regarding customer warranty returns and other estimates about the timing and disposition of product returned under the standard program. Customer, part, or process specific accruals are estimated using a specific identification method. Historical profit and loss impact related to warranty returns activity has been minimal. The total warranty accrual was $0.2 million and $0.1 million as of December 30, 2012 and April 1, 2012, respectively.
Litigation
In January 2012, Maxim I Properties, a general partnership that had purchased a certain parcel of real property (the Property) in 2003, filed a complaint in the Northern District of California naming approximately 30 defendants, including the Company, alleging various environmental violations of the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), the Hazardous Substance Account Act (HSAA), the Resource Conservation and Recovery Act (RCRA), and other public and private nuisance claims (the Complaint). The Complaint alleges with regard to the Company that IDT “…generated, transported, and/or arranged for the transport and/or disposal of hazardous waste to the Property.” The Complaint further alleges that the Defendants are liable for the costs of investigation and remediation of the Property due to the release of hazardous substances, and that Defendants violated their duty to prevent the release of such hazardous substances. In March 2012, the Company was served with and filed an answer to the Complaint, denying the various allegations in the Complaint, and in April 2012, the Company filed an amended answer to the Complaint, including a counterclaim against the Plaintiff. On August 15, 2012, the plaintiff voluntarily dismissed its Complaint against the Company without prejudice. Moyer Products, Inc., another defendant, has cross-claimed against Defendants, including the Company, and thus the Company remains a defendant in this action. In September 2012, the Department of Toxic Substances Control (DTSC) notified the Company that it identified the Company, along with more than fifty other companies, as “a generator of hazardous waste” that was sent to the Property. DTSC proposed that the Company, along with the other respondent parties, enter into a Corrective Action Consent Agreement to conduct the Property investigation and corrective actions. The Company continues to participate in discussions with the DTSC regarding its proposal, but will at the same time continue to vigorously defend itself against the allegations in the Complaint and evaluate settlement options with Moyer Products, when Moyer Products is available to discuss such options. Because the case is at an early stage and no specific monetary demands have been made, it is not possible for us to estimate the potential loss or range of potential losses.
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
The Company is also party to various other legal proceedings and claims arising in the normal course of business. As of December 30, 2012, the Company has not recorded any accrual for contingent liabilities associated with its legal proceedings based on the belief that liabilities, while possible, are not probable. Further, probable ranges of losses in these matters cannot be reasonably estimated at this time. Generally, litigation is subject to inherent uncertainties, and no assurance can be given that the Company will prevail in any particular lawsuit. Accordingly, pending lawsuits, as well as potential future litigation with other companies, could result in substantial costs and diversion of resources and could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Note 15. Employee Benefit Plans
Effective November 1, 2000, the Company established an unfunded deferred compensation plan to provide benefits to executive officers and other key employees. Under the plan, participants can defer any portion of their salary and bonus compensation into the plan and may choose from a portfolio of funds from which earnings are measured. Participant balances are always 100% vested. As of December 30, 2012 and April 1, 2012, obligations under the plan totaled approximately $15.2 million and $14.9 million respectively. Additionally, the Company has set aside assets in a separate trust that is invested in corporate owned life insurance intended to substantially fund the liability under the plan. As of December 30, 2012 and April 1, 2012, the deferred compensation plan assets were approximately $16.4 million and $14.0 million, respectively.
During the first quarter of fiscal 2013, the Company assumed an unfunded deferred compensation plan associated with the acquisition of Fox Enterprises. Under this plan, participants on retirement are entitled to receive a fixed amount from the Corporation on a monthly basis. The Company has purchased life insurance policies with the intention of funding the liability under this plan. As of December 30, 2012, the deferred compensation plan assets and liability under this plan were approximately $0.6 million and $1.6 million, respectively.
During the second quarter of fiscal 2013, as a result of completion of acquisition of NXP B.V., the Company acquired certain assets and liabilities from NXP B.V. related to defined-benefit pension plans, defined-contribution plans, multi-employer plans and certain post-employment benefit plans as explained below, for its employees mainly in France and Netherlands. The costs of pension benefits and related liabilities for the employees that were transferred to the Company as a result of the acquisition were determined based on actuarial calculations.

Multi-employer plan
The Company's employees in the Netherlands participate in a mandatory multi-employer plan, implemented for the employees of the Metal and Electrical Engineering Industry. As this affiliation is a legal requirement for the Metal and Electrical Engineering Industry it has no expiration date. The pension fund rules state that the only obligation for affiliated companies will be to pay the annual plan contributions. Affiliated companies will also have no entitlements to any possible surpluses in the pension fund. Contributions to multi-employer pension plans are recognized as an expense in the statements of operations as incurred. During the third quarter of fiscal 2013, the Company made $0.1 million of contributions under this plan. The total expected contribution under the plan for fiscal 2013 is approximately $0.4 million.
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
As of December 30, 2012, the total plan assets and liability under all pension plans was approximately $0.7 million each.
The Company also assumed obligations for post employment benefits liability of $0.2 million from NXP B.V. under the Jubilee plan ("Jubilee"). These are in the nature of one time payouts in relation to the number of service years of the employee. The amount of the obligation per employee has been determined by actuarial calculation indicating the degree of likelihood that the individual employee will actually complete the required number of service years to be entitled to his jubilee payment.

Note 16. Income Taxes
During the three months ended December 30, 2012, the Company recorded $0.2 million of income tax expense and an income tax benefit of $3.8 million in the nine months ended December 30, 2012 from continuing operations. The Company recorded an income tax expense of $0.6 million and $1.2 million in the three and nine months ended January 1, 2012, respectively from continuing operations. The income tax benefit recorded in the nine months ended December 30, 2012 was primarily due to the recognition of a deferred tax asset offset by the recognition of a deferred tax liability due to the acquisition of Fox Enterprises.  The increase in the deferred tax liability was a part of the purchase accounting step-up adjustment that was recorded against goodwill while the increase in the deferred tax asset was recorded as a tax benefit.
The provision for income taxes for the nine months ended January 1, 2012 reflects tax on foreign earnings and federal and state tax on U.S. earnings.
As of December 30, 2012, the Company could be subject to examination in the U.S. federal tax jurisdiction for the fiscal years 2010-2012.  The Company is not currently under examination by the Internal Revenue Service, but if the Company was audited, based on currently available information, the Company believes that an audit by the Internal Revenue Service would not have a material adverse effect on its financial position, cash flows or results of operations. On January 14, 2013, the Internal Revenue Service notified the Company that they will be auditing the Company's fiscal years 2011 and 2012.
As of December 30, 2012, the Company was subject to examination in various state and foreign jurisdictions for tax years 2006 forward, none of which were individually material.

Note 17. Segment Information
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

The tables below provide information about these segments:

Revenues by segment	Three Months Ended		Nine Months Ended
(in thousands)	December 30, 2012	January 1, 2012	December 30, 2012	January 1, 2012
Communications	$65,592	$55,513	$197,955	$192,048
Computing and Consumer	49,555	64,464	180,754	215,532
Total revenues	$115,147	$119,977	$378,709	$407,580

Income (Loss) by segment from continuing operations	Three Months Ended		Nine Months Ended
(in thousands)	December 30, 2012	January 1, 2012	December 30, 2012	January 1, 2012
Communications	$17,211	$16,923	$54,256	$69,374
Computing and Consumer	(9,842)	(6,836)	(17,875)	(16,536)
Unallocated expenses:
Amortization of intangible assets	(4,673)	(4,006)	(15,137)	(11,628)
Inventory fair market value adjustment	—	—	(458)	—
Fabrication production transfer costs	—	(1,233)	—	(3,893)
Assets impairment	(527)	73	(409)	255
Amortization of stock-based compensation	(2,774)	(4,312)	(9,513)	(12,365)
Severance, retention and facility closure costs	(921)	1,962	(3,920)	(665)
Acquisition-related costs and other	(2,999)	(109)	(14,465)	(109)
Consulting expenses related to stockholder activities	—	—	(2,614)	—
Deferred compensation plan expense (benefit)	(87)	(649)	(431)	633
Proceeds from life insurance policies	—	—	2,313	—
Interest income and other, net	(344)	(2,140)	(862)	(3,924)
Income from continuing operations, before income taxes	$(4,956)	$(327)	$(9,115)	$21,142

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

Revenues from unaffiliated customers by geographic area, based on the customers' shipment locations, were as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	December 30, 2012	January 1, 2012	December 30, 2012	January 1, 2012
Asia Pacific	$71,821	$78,444	$243,670	$272,210
Americas (1)	19,029	20,020	59,130	57,785
Japan	10,019	10,417	32,390	33,463
Europe	14,278	11,096	43,519	44,122
Total revenues	$115,147	$119,977	$378,709	$407,580

(1)
The revenues from the customers in the U.S. were $17.6 million and $19.2 million in the three months ended December 30, 2012 and January 1, 2012, respectively. The revenues from the customers in the U.S. were $54.1 million and $55.2 million in the nine months ended December 30, 2012 and January 1, 2012, respectively.

The Company utilizes global and regional distributors around the world, who buy product directly from the Company on behalf of their customers. Two families of distributors, Maxtek and its affiliates and Uniquest represented approximately 14% and 11% of the Company’s revenues for the nine months period ended December 30, 2012, respectively. Three families of distributors, Maxtek and its affiliates, Avnet, and Uniquest represented approximately 16% , 11% and 10% of the Company’s revenues for the nine months period ended January 1, 2012.
At December 30, 2012, three distributors represented approximately 15%, 13% and 11% of the Company’s gross accounts receivable. At April 1, 2012, three distributors represented approximately 19%, 16% and 12% of the Company’s gross accounts receivable.
The Company’s significant operations outside of the United States include a test facility in Malaysia, design centers in Canada and China, and sales subsidiaries in Japan, Asia Pacific and Europe. The Company's net property, plant and equipment are summarized below by geographic area:

(in thousands)	December 30, 2012	April 1, 2012
United States	$45,597	$50,741
Malaysia	21,001	13,658
All other countries	9,127	5,585
Total property, plant and equipment, net	$75,725	$69,984

Note 18. Derivative Financial Instruments
As a result of its international operations, sales and purchase transactions, the Company is subject to risks associated with fluctuating currency exchange rates. The Company may use derivative financial instruments to hedge these risks when instruments are available and cost effective, in an attempt to minimize the impact of currency exchange rate movements on its operating results and on the cost of capital equipment purchases. The Company also has foreign exchange facilities used for hedging arrangements with banks that allow the Company to enter into foreign exchange contracts totaling approximately $20.0 million, all of which was available at December 30, 2012. The Company does not enter into derivative financial instruments for speculative or trading purposes.
During the first quarter of fiscal 2013 the Company entered into a foreign exchange contract of $3.4 million to limit the foreign exchange rate risk associated with a receivable denominated in Japanese Yen. This forward exchange contract was settled in the second quarter of fiscal 2013 and an immaterial amount of gain was recognized in the second quarter of fiscal 2013. As of December 30, 2012 and April 1, 2012, the Company did not have any outstanding foreign currency contracts that qualified for hedge accounting.

Note 19. Credit Facility
The Company has the right to sell to Bank of America up to 1,431 shares of Class A preferred shares of one of its wholly owned subsidiaries (the Subsidiary), in one or more transactions prior to February 14, 2013, for an aggregate purchase price of $135 million in cash under the repurchase agreement entered into with Bank of America in June 2011. As of December 30, 2012, the Company has not sold any preferred stock to Bank of America under this repurchase agreement. Subsequent to December 30,

2012, the Company's Board of Directors determined that it would be in the best interests of IDT to allow this credit facility to lapse undrawn (see note 20).

Note 20. Subsequent Events
Subsequent to December 30, 2012, the Company's Board of Directors determined that it would be in the best interests of IDT to allow its credit facility with Bank of America (see note 19) to lapse undrawn. The credit facility will lapse on February 14, 2013 if funds are undrawn. Associated with this credit facility, the Company has $2.6 million in remaining unamortized financing costs which have been recorded as other current assets. The Company expects to recognize these financing costs in the fourth quarter of fiscal 2013 as other non-operating expense.

On January 14, 2013, the Internal Revenue Service notified the Company that they will be auditing the Company's fiscal years 2011 and 2012.

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
This discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and accompanying Notes included in this report and the Audited Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended April 1, 2012 filed with the SEC. Operating results for the three and nine months ended December 30, 2012 are not necessarily indicative of operating results for an entire fiscal year.
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
For a discussion of our critical accounting policies, see Part II, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended April 1, 2012. We believe that these accounting policies are "critical," as defined by the SEC, in that they are both highly important to the portrayal of our financial condition and results, and they require difficult management judgments, estimates and assumptions about matters that are inherently uncertain. We believe that there have been no significant changes during the nine months ended December 30, 2012 to the items that we disclosed as our critical accounting policies in our Annual Report on Form 10-K for the fiscal year ended April 1, 2012.
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

Recent developments
Acquisition of NXP B.V.'s Data Converter Business
On July 19, 2012, we completed an acquisition of certain assets related to technology and products developed for communications analog mixed-signal market applications from NXP B.V. We believe that this acquisition will enhance our efforts to increase silicon content in wireless infrastructure markets. We believe that with this acquisition we can offer our customers a one-stop shop for wireless base stations, including radio frequency (RF) components, analog-to-digital converters (ADCs), digital-to-analog converters (DACs), Serial RapidIO® switches and bridges, high-performance timing devices, data compression IP, and power management ICs and it will help us increase our dollar content in the base station by offering all the key components in the signal chain. We acquired the communications analog mixed-signal assets for an aggregate cash purchase price of approximately $31.2 million, less a $4.0 million credit from NXP B.V. for certain accrued liabilities assumed by us from NXP B.V, resulting in a net aggregate purchase price of $27.2 million. We assumed certain assets and specified liabilities and recorded amortizable intangible assets of $12.5 million and goodwill of $13.7 million. During the nine months ended December 30, 2012, we incurred approximately $3.9 million in acquisition related costs, respectively, which were included in SG&A expenses on the Consolidated Statements of Operations.
Acquisition of Fox Enterprises, Inc.
On April 30, 2012, we completed the acquisition of Fox Enterprises, Inc. (Fox), a leading supplier of frequency control products including crystals and crystal oscillators, for total compensation of approximately $28.9 million, which included $25.7 million in cash paid at closing and $3.2 million in fair value of contingent cash consideration of up to $4.0 million based upon the achievement of future financial milestones. We believe that the combination of Fox's product portfolio with our award-winning CrystalFree™ oscillators makes us the industry's most comprehensive one-stop shop for frequency control products. In addition, we expect that this acquisition will help accelerate the adoption of CrystalFree™ by enabling customers to purchase pMEMS and CMOS solid-state oscillators alongside traditional quartz-based components through an established and trusted sales channel. As a result of this acquisition we recorded amortizable intangible assets of $12.3 million and goodwill of $16.3 million during the first quarter of fiscal 2013. In addition, we recorded approximately $0.2 million in acquisition related costs during the first quarter of fiscal 2013, which were included in SG&A expenses on the Consolidated Statements of Operations.
Acquisition of Alvand Technologies, Inc.
On April 16, 2012, we completed the acquisition of Alvand Technologies Inc., a leading analog integrated circuits company specializing in data converters, for total compensation of approximately $23.3 million, which included $20.5 million in cash was paid at closing and $2.8 million in fair value of contingent cash consideration of up to $4.0 million based upon the achievement of future product development milestones. As a result of this acquisition we recorded amortizable intangible assets of $3.8 million and goodwill of $19.7 million during the first quarter of fiscal 2013. In addition, we recorded approximately $0.1 million in acquisition related costs in the first quarter of fiscal 2013, which were included in SG&A expenses on the Consolidated Statements of Operations. We believe that Alvand Technologies provides critical IP needed for our next-generation roadmap.
During the third quarter of fiscal 2013, the fair value of the contingent consideration was re-measured based on a revised product development forecast for the business. As a result, the fair value of the contingent consideration increased $0.4 million to $3.2 million. The change in the fair value of the contingent consideration was recorded in selling and administrative expenses in the third quarter of fiscal 2013.
Termination of Proposed Acquisition of PLX Technology (PLX)
On April 30, 2012, IDT and PLX had entered into an Agreement and Plan of Merger with PLX Technology, Inc (PLX) for the acquisition of PLX by IDT (Agreement). On December 19, 2012, the United States Federal Trade Commission (“FTC”) filed an administrative complaint challenging IDT’s proposed acquisition of PLX. In response to the FTC’s determination to challenge the proposed acquisition of PLX by IDT, effective December 19, 2012, IDT and PLX have mutually agreed to terminate the Agreement and plan of merger. Also on December 19, 2012, IDT withdrew its related exchange offer (the “Offer”) to acquire all of the issued and outstanding shares of common stock, $0.001 par value, of PLX and instructed Computershare, the exchange agent for the Offer, to promptly return all previously tendered shares. A description of the terms of the Agreement and the Offer were included in Item 1.01 of the Current Report on Form 8-K filed by IDT with the Securities and Exchange Commission on April 30, 2012.
Associated with proposed acquisition of PLX, during the three and nine months ended December 30, 2012, we incurred approximately $2.3 million and $9.5 million in acquisition related costs, respectively, which were included in SG&A expenses on the Consolidated Statements of Operations.
Discontinued operations and assets held for sale
In the second quarter of fiscal 2012, we completed the transfer of certain assets related to IDT’s Hollywood Quality Video (HQV) and Frame Rate Conversion (FRC) video processing product lines to Qualcomm pursuant to an Asset Purchase Agreement and had classified the remaining video business as held for sale.

On August 1, 2012, we completed the transfer of the remaining assets of our video business to Synaptics for $5 million in cash pursuant to an Asset Purchase Agreement.  In connection with the divestiture, 47 employees were transferred to Synaptics. In the second quarter of fiscal 2013, we recorded a gain of $0.9 million related to this divestiture. Prior to second quarter of fiscal 2012, the video business were previously included as part of our Computing and Consumer reportable segment. For financial statement purposes, the results of operations for these discontinued businesses have been presented in the consolidated financial statements as discontinued operations. Unless otherwise indicated, the following discussion pertains only to our continuing operations.
Overview
The following table and discussion provides an overview of our operating results from continuing operations for the three and nine months ended December 30, 2012 and January 1, 2012:

	Three Months Ended		Nine Months Ended
(in thousands, except for percentage)	December 30, 2012	January 1, 2012	December 30, 2012	January 1, 2012
Revenues	$115,147	$119,977	$378,709	$407,580
Gross profit	$62,947	$63,884	$210,087	$216,953
As a % of revenues	55%	53%	55%	53%
Operating income (loss)	$(4,612)	$1,813	$(10,565)	$25,066
As a % of revenues	(4)%	2%	(3)%	6%
Net income (loss) from continuing operations	$(5,157)	$(903)	$(5,297)	$19,966
As a % of revenues	(4)%	(1)%	(1)%	5%

Net loss from continuing operations was $5.2 million in the third quarter of fiscal 2013 as compared to a net loss of $0.9 million in the third quarter of fiscal 2012. Net loss from continuing operations was $5.3 million in the first nine months of fiscal 2013 as compared to net income of $20.0 million in the first nine months of fiscal 2012. This decrease in net income in both the periods was primarily due to lower revenues and higher operating expenses which were partially offset by improved gross margin and reduced effect of income taxes.

Results of Operations
Revenues

Revenues by segment:	Three Months Ended		Nine Months Ended
(in thousands)	December 30, 2012	January 1, 2012	December 30, 2012	January 1, 2012
Communications	$65,592	$55,513	$197,955	$192,048
Computing and Consumer	49,555	64,464	180,754	215,532
Total revenues	$115,147	$119,977	$378,709	$407,580

Product groups representing greater than 10% of net revenues:	Three Months Ended		Nine Months Ended
As a percentage of net revenues	December 30, 2012	January 1, 2012	December 30, 2012	January 1, 2012
Communications:
Communications timing products	25%	19%	23%	18%
All others less than 10% individually	32%	27%	29%	29%
Total communications	57%	46%	52%	47%

Computing and Consumer:
Consumer and computing timing products	18%	21%	19%	22%
Memory interface products	12%	19%	16%	17%
All others less than 10% individually	13%	14%	13%	14%
Total computing and consumer	43%	54%	48%	53%

Total	100%	100%	100%	100%

Communications Segment
Revenues in our Communications segment increased $10.1 million, or 18% to $65.6 million in the quarter ended December 30, 2012 as compared to the quarter ended January 1, 2012, primarily due to a $5.3 million increase in revenue from Fox enterprise which was acquired in the first quarter of fiscal 2013, combined with a $5.0 million increase in shipments of our Rapid I/O switching solutions products.
Revenues in our Communications segment increased $5.9 million, or 3% to $198.0 million in the nine months ended December 30, 2012 as compared to the nine months ended January 1, 2012, as a result of $14.7 million increase in revenue from Fox enterprise which was acquired in the first quarter of fiscal 2013, combined with a $9.4 million increase in shipments for our Rapid I/O switching solutions products. These increases for FOX and Rapid I/O products were offset in part by general demand weakness for most other products within this market segment, which was in-line with overall market conditions.
Computing and Consumer Segment
Revenues in our Computing and Consumer segment decreased $14.9 million, or 23% to $49.6 million in the quarter ended December 30, 2012 as compared to the quarter ended January 1, 2012. This decrease was primarily due to a $9.3 million revenue reduction for memory interface products which was the result of a correction of an inventory oversupply in the distributor channel and at end customer sites. In addition, we experienced a $4.2 million decrease in revenues from our consumer and PC clock products due to lower demand in the PC market.
Revenues in our Computing and Consumer segment decreased $34.8 million, or 16% to $180.8 million in the nine months ended December 30, 2012 as compared to the nine months ended January 1, 2012, as a result of reduced over-all demand for most products within this market segment. These declines were in-line with market conditions.
Revenues by Region
Revenues in the quarter ended December 30, 2012 decreased primarily in APAC (Asia Pacific region excluding Japan) and Europe as compared to the quarter ended January 1, 2012. Revenues in APAC, Americas, Japan and Europe accounted for 62%, 17%, 9% and 12%, respectively, of consolidated revenues in the quarter ended December 30, 2012 compared to 65%, 17%, 9%

and 9%, respectively, of our consolidated revenues in the quarter ended January 1, 2012.  The Asia Pacific region continues to be our strongest region, as many of our largest customers utilize manufacturers in that region.
For the nine months ended December 30, 2012, revenue decreased primarily in APAC (excluding Japan) and Europe as compared to the nine months ended January 1, 2012. For the nine months ended December 30, 2012, revenues in APAC region, Americas, Japan and Europe accounted for 64%, 16%, 9% and 11%, respectively, of consolidated revenues as compared to 67%, 14%, 8% and 11%, respectively, for the first nine months of fiscal 2012.
Gross Profit

	Three Months Ended		Nine Months Ended
	December 30, 2012	January 1, 2012	December 30, 2012	January 1, 2012
Gross Profit (in thousands)	$62,947	$63,884	$210,087	$216,953
Gross Profit Percentage	55%	53%	55%	53%

Gross profit decreased $0.9 million in the quarter ended December 30, 2012 compared to the quarter ended January 1, 2012 as a result of decreased revenues. Gross profit as a percentage of revenues increased 2% in the quarter ended December 30, 2012 compared to the quarter ended January 1, 2012. Despite lower revenue levels, gross profit percentage improved primarily due to an improved mix of higher margin products.
Gross profit decreased $6.9 million or 3.2% in the nine months ended December 30, 2012 compared to the nine months ended January 1, 2012 primarily due to lower revenue levels. Gross profit as a percentage of revenues increased 2% in the nine months ended December 30, 2012 compared to the nine months ended January 1, 2012 primarily due to an improved mix of higher margin products combined with a reduction in inventory reserve charges and a reduction in expenses associated with the transfer of fabrication production to third party foundries which was completed in the fourth quarter of fiscal 2012. As of December 30, 2012, the balance of build-ahead inventory which was built in anticipation of the transition of wafer fabrication activities totaled approximately $6.8 million.
Operating Expenses
The following table presents our operating expenses for the quarter and nine months ended December 30, 2012, and the quarter and nine months ended January 1, 2012, respectively:

	Three Months Ended				Nine Months Ended
	December 30, 2012		January 1, 2012		December 30, 2012		January 1, 2012
(in thousands, except for percentages)	Dollar Amount	% of Net Revenues	Dollar Amount	% of Net Revenues	Dollar Amount	% of Net Revenues	Dollar Amount	% of Net Revenues
Research and development	$40,170	35%	$38,410	32%	$124,101	33%	$117,409	29%
Selling, General and administrative	$27,389	24%	$23,661	20%	$96,551	25%	$74,478	18%

Research and Development (R&D)
R&D expense increased $1.8 million, or 5%, to $40.2 million in the quarter ended December 30, 2012 compared to the quarter ended January 1, 2012. The increase was primarily due to a $1.3 million increase in R&D photomasks, materials and outside service costs, $0.7 million increase in depreciation and other equipment costs and $0.4 million of expenses related to transitional services provided to us by NXP B.V. in connection with the purchase of their data converter assets. These increases were offset in part by $0.4 million decrease in employee compensation and benefit costs.
R&D expense increased $6.7 million, or 6%, to $124.1 million in the nine months ended December 30, 2012 compared to the nine months ended January 1, 2012. The increase was primarily due to a $2.3 million increase in employee compensation costs associated with increased R&D headcount which include additions from the acquisitions of Fox Enterprise, NXP B.V.'s data converter business and Alvand technologies. An additional $1.8 million of expenses related to transitional services provided by NXP B.V. in connection with the purchase of their data converter assets, a $1.1 million increase in depreciation and other equipment costs, and a $1.0 million in increase in rent expense.

Selling, General and Administrative (SG&A)
SG&A expenses increased $3.7 million, or 16%, to $27.4 million in the quarter ended December 30, 2012 as compared to the quarter ended January 1, 2012.  The increase was primarily the result of $2.3 million increase in acquisition related legal and consulting costs, $0.8 million increase in employee compensation and benefits associated with increased SG&A headcount and a $0.4 million increase in accrued contingent consideration associated the Alvand acquisition.
SG&A expenses increased $22.1 million, or 30%, to $96.6 million in the nine months ended December 30, 2012 compared to the nine months ended January 1, 2012.  The increase was primarily the result of $9.0 million increase in acquisition related legal and consulting costs, $3.0 million in late-fee cost associated with the delay of the closing of the acquisition of NXP’s high-speed data converter assets, $4.4 million increase in employee compensation and benefits associated with increased SG&A headcount, $2.6 million in expenses related to stockholder activities, $1.5 million increase in amortization expense due to increase in intangibles acquired from Fox Enterprise and NXP B.V.'s data converter business.
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
During the second quarter of fiscal 2013, we recorded restructuring charges of $2.2 million for a reduction in workforce. We reduced our headcount by approximately 51 employees with reductions affecting all functional areas and various locations. As of December 30, 2012, the total accrued balance for employee severance costs related to this restructuring action was $0.2 million. We expect to complete this restructuring action in the fourth quarter of fiscal 2013.
During the first quarter of fiscal 2013, we paid $1.0 million in employee retention costs and completed the restructuring plan to exit wafer production operations at our Oregon fabrication facility.
During the nine months ended December 30, 2012, we made lease payments of $0.2 million in connection with the exited facilities in Singapore and Salinas, California. As of December 30, 2012, the remaining accrued lease liabilities were $0.2 million. We expect to settle these lease obligations by the third quarter of fiscal 2014.
Interest Income and Other, Net
The components of interest income and other, net are summarized as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	December 30, 2012	January 1, 2012	December 30, 2012	January 1, 2012
Interest income	$117	$132	$203	$248
Interest expense	(418)	(639)	(814)	(1,176)
Other income (expense), net	(43)	497	2,061	(866)
Interest income and other, net	$(344)	$(10)	$1,450	$(1,794)

Interest income is derived from earnings on our cash and short term investments. Interest expense is primarily due to charges associated with the credit facility with Bank of America which was established in the first quarter of fiscal 2012.  Other income (expense), net primarily consists of gains or losses in the value of deferred compensation plan assets, foreign currency gains or losses and other non-operating gains or losses. The increase in other income of $2.9 million in the nine months ended December 30, 2012 as compared to the same period in the prior year was primarily attributable to a $2.0 million death benefit proceeds received in fiscal 2013 under life insurance policies purchased with the intention of funding deferred compensation plan liabilities combined with $0.4 million in gains on deferred compensation plan assets for fiscal 2013 compared to a $0.6 million in loss for the comparable period in fiscal 2012.
Income Tax Expense (Benefit)
During the three months ended December 30, 2012, the Company recorded $0.2 million of income tax expense and an income tax benefit of $3.8 million in the nine months ended December 30, 2012 from continuing operations. The Company recorded an income tax expense of $0.6 million and $1.2 million in the three and nine months ended January 1, 2012, respectively from continuing operations. The income tax benefit recorded in the nine months ended December 30, 2012 was primarily due to the recognition of a deferred tax asset offset by the recognition of a deferred tax liability due to the acquisition of Fox Enterprises.  The increase in the deferred tax liability was a part of the purchase accounting step-up adjustment that was recorded against goodwill while the increase in the deferred tax asset was recorded as a tax benefit. The provision for income taxes for the nine months ended January 1, 2012 reflects tax on foreign earnings and federal and state tax on U.S. earnings.

Liquidity and Capital Resources
Our cash and cash equivalents and short-term investments were $280.1 million at December 30, 2012, a decrease of $45.4 million compared to April 1, 2012.
We had no outstanding debt at December 30, 2012 and April 1, 2012.
Cash Flows from Operating Activities
Net cash provided by operating activities totaled $36.0 million in the nine months ended December 30, 2012 compared to $36.6 million in the nine months ended January 1, 2012. Cash provided by operating activities in the nine months ended December 30, 2012 consisted of our net loss of $9.5 million, as adjusted to add back depreciation, amortization, and other non-cash items totaling $34.5 million; and cash provided by working capital requirements primarily related to increases and decreases in assets and liabilities. In the nine months ended December 30, 2012, excluding the effects of acquisitions, inventory decreased by $13.3 million primarily due to shipments exceeding inventory build and $1.3 million in inventory sold to Synaptics. Prepaid and other assets decreased by $6.3 million. Accounts payable and accrued liabilities decreased by $8.9 million primarily due to reduced outside subcontract manufacturing activities combined with the payout of retention bonus accrued in association with the sale of our video business.
In the nine months ended January 1, 2012, net cash provided by operating activities totaled $36.6 million and consisted of our net income of $45.7 million, as adjusted to exclude a $45.9 million gain on divestiture offset by depreciation, amortization and other non-cash items totaling $40.6 million, and cash used for working capital requirements primarily related to increases and decreases in assets and liabilities. Inventory increased by $11.5 million primarily due to increased inventory to support increased higher shipment levels combined with our build-ahead of inventory in anticipation of our wafer fabrication transition to the third party foundry. Accounts payable decreased by $11.7 million primarily due to the timing of payments. Accounts receivable decreased by $23.4 million primarily due to decreased product shipment levels during the third quarter of fiscal 2012 as compared to the fourth quarter of fiscal 2011.
Cash Flows from Investing Activities
Net cash used by investing activities in the nine months ended December 30, 2012 was $69.9 million compared to cash provided of $20.7 million in the nine months ended January 1, 2012.  Net cash used by investing activities in the nine months ended December 30, 2012 was primarily due to $68.3 million paid for the acquisitions of Fox Enterprises, Alvand Technologies and NXP B.V. data converter business, $7.8 million paid to escrow in association with the acquisitions, $22.0 million of expenditures to purchase capital equipment partially offset by net proceeds of $23.3 million from the net sale of short-term investments and $5.0 million of proceeds from sale of video processing business assets to Synaptics.
In the nine months ended January 1, 2012, $20.7 million in net cash provided by investing activities primarily consisted of $51.7 million of proceeds from divestitures, expenditures of $16.9 million to purchase capital equipment and net sales of short-term investments of $9.7 million.
Cash Flows from Financing Activities
Net cash provided by financing activities was $10.9 million in the nine months ended December 30, 2012 as compared to net cash used in investing activities of $50.9 million in the nine months ended January 1, 2012.
Cash provided by financing activities in the nine months ended December 30, 2012, was primarily due to proceeds of approximately $10.8 million from the exercise of employee stock options and the issuance of stock under our employee stock purchase plan.
In the nine months ended January 1, 2012, $50.9 million in cash used in financing activities was primarily the result of repurchases of approximately $62.5 million of IDT common stock, partially offset by proceeds of approximately $11.1 million from the exercise of employee stock options and the issuance of stock under our employee stock purchase plan.
We anticipate capital expenditures of approximately $20 million to $25 million during the next 12 months to be financed through cash generated from operations and existing cash and investments.
In addition, as much of our revenues are generated outside the U.S., a significant portion of our cash and investment portfolio accumulates in the foreign countries in which we operate. At December 30, 2012, we had cash, cash equivalents and investments of approximately $209.3 million invested overseas in accounts belonging to various IDT foreign operating entities. While these amounts are primarily invested in U.S. dollars, a portion is held in foreign currencies, and all offshore balances are exposed to local political, banking, currency control and other risks. In addition, these amounts may be subject to tax and other transfer restrictions.

We believe that existing cash and investment balances, together with cash flows from operations, will be sufficient to meet our working capital and capital expenditure needs through at least the next twelve months. We may choose to investigate other financing alternatives; however, we cannot be certain that additional financing will be available on satisfactory terms.
Off-Balance Sheet Arrangements
As of December 30, 2012, we did not have any off-balance sheet arrangements, as defined under SEC Regulation S-K Item 303(a)(4)(ii).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our interest rate risk relates primarily to our short-term investments of $167.3 million and $190.5 million as of December 30, 2012 and April 1, 2012, respectively.  By policy, we limit our exposure to long-term investments and mitigate the credit risk through diversification and adherence to a policy requiring the purchase of highly rated securities. As of December 30, 2012 and April 1, 2012, the Company’s cash, cash equivalents and investment portfolio was concentrated in securities with same day liquidity and at the end of the third quarter of fiscal 2013, a substantial majority of securities in our investment portfolio had maturities of less than two years. A hypothetical 10% change in interest rates will not have a material effect on the value of our investment portfolio as of December 30, 2012.  We do not currently use derivative financial instruments in our investment portfolio.
At December 30, 2012 and April 1, 2012, we had no outstanding debt.
We are exposed to foreign currency exchange rate risk as a result of international sales, assets and liabilities of foreign subsidiaries, local operating expenses of our foreign entities and capital purchases denominated in foreign currencies.  We may use derivative financial instruments to help manage our foreign currency exchange exposures. As of December 30, 2012 and April 1, 2012 we had no outstanding foreign exchange contracts. We do not enter into derivatives for speculative or trading purposes. We have foreign exchange facilities used for hedging arrangements with banks that allow the Company to enter into foreign exchange contracts totaling approximately $20.0 million, all of which was available at December 30, 2012. We performed a sensitivity analysis as of December 30, 2012 and April 1, 2012 determined that, without hedging the exposure, a 10% change in the value of the U.S. dollar would result in an approximate 0.5% impact on gross profit margin percentage, as we operate manufacturing testing facility in Malaysia, and an approximate 1.3% impact to operating expenses (as a percentage of revenue) as we operate sales offices in Japan and throughout Europe and design centers in the U.S., China, and Canada.
We did not have any currency exposure related to any outstanding capital purchases as of December 30, 2012 and April 1, 2012.

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
At December 30, 2012, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure control and procedures were effective at a reasonable assurance level. There have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFROMATION

ITEM 1. LEGAL PROCEEDINGS
Litigation
In January 2012, Maxim I Properties, a general partnership that had purchased a certain parcel of real property (the Property) in 2003, filed a complaint in the Northern District of California naming approximately 30 defendants, including the Company, alleging various environmental violations of the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), the Hazardous Substance Account Act (HSAA), the Resource Conservation and Recovery Act (RCRA), and other public and private nuisance claims (the Complaint). The Complaint alleges with regard to the Company that IDT “…generated, transported, and/or arranged for the transport and/or disposal of hazardous waste to the Property.” The Complaint further alleges that the Defendants are liable for the costs of investigation and remediation of the Property due to the release of hazardous substances, and that Defendants violated their duty to prevent the release of such hazardous substances. In March 2012, the Company was served with and filed an answer to the Complaint, denying the various allegations in the Complaint, and in April 2012, the Company filed an amended answer to the Complaint, including a counterclaim against the Plaintiff. On August 15, 2012, the plaintiff voluntarily dismissed its Complaint against the Company without prejudice. Moyer Products, Inc., another defendant, has cross-claimed against Defendants, including the Company, and thus the Company remains a defendant in this action. In September

2012, the Department of Toxic Substances Control (DTSC) notified the Company that it identified the Company, along with more than fifty other companies, as “a generator of hazardous waste” that was sent to the Property. DTSC proposed that the Company, along with the other respondent parties, enter into a Corrective Action Consent Agreement to conduct the Property investigation and corrective actions. The Company continues to participate in discussions with the DTSC regarding its proposal, but will at the same time continue to vigorously defend itself against the allegations in the Complaint and evaluate settlement options with Moyer Products, when Moyer Products is available to discuss such options. Because the case is at an early stage and no specific monetary demands have been made, it is not possible for us to estimate the potential loss or range of potential losses.
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
The Company is also party to various other legal proceedings and claims arising in the normal course of business. As of December 30, 2012, the Company has not recorded any accrual for contingent liabilities associated with its legal proceedings based on the belief that liabilities, while possible, are not probable. Further, probable ranges of losses in these matters cannot be reasonably estimated at this time. Generally, litigation is subject to inherent uncertainties, and no assurance can be given that the Company will prevail in any particular lawsuit. Accordingly, pending lawsuits, as well as potential future litigation with other companies, could result in substantial costs and diversion of resources and could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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
Adverse changes in global financial markets and rapidly deteriorating business conditions in the world's developed economies in late 2008 and the first half of calendar year 2009 resulted in a significant global economic recession. Continuing concerns about the impact of high energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage and real estate market, and sovereign debt crises in Europe and the U.S. have contributed to instability in both U.S. and international capital and credit markets, weakened demand and diminished expectations for the U.S. and global economy. These conditions, and the resulting low business and consumer confidence, and high unemployment have contributed to substantial volatility in global capital markets and uncertain demand for our products from fiscal 2010 onwards. The sovereign debt problems in Europe have led to a reduction in economic activity within the European Union in 2012. In addition, economic growth in China and the United States has also slowed in 2012. It is difficult for our customers, our vendors, and us to accurately forecast and plan future business activities in this economic environment.
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
International operations add increased volatility to our operating results.
A substantial percentage of our total revenues are derived from international sales, as summarized below:

(percentage of total revenues)	First nine months of fiscal 2013	Fiscal 2012	Fiscal 2011
Asia Pacific	64%	66%	65%
Americas	16%	15%	16%
Japan	9%	8%	9%
Europe	11%	11%	10%
Total	100%	100%	100%

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
Contract pricing for raw materials and equipment used in the fabrication and assembly processes, as well as for foundry and subcontract assembly services, may also be affected by currency controls, exchange rate fluctuations and currency devaluations. We sometimes hedge currency risk for currencies that are highly liquid and freely quoted, but may not enter into hedge contracts for currencies with limited trading volume. In addition, as much of our revenues are generated outside the United States, a significant portion of our cash and investment portfolio accumulates in the foreign countries in which we operate. On December 30, 2012, we had cash, cash equivalents and investments of approximately $209.3 million invested overseas in accounts belonging to our foreign subsidiaries. While these amounts are primarily invested in U.S. dollars, a portion is held in foreign currencies, and all offshore balances are exposed to local political, banking, currency control and other risks. In addition, these amounts may be subject to tax and other transfer restrictions.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information with respect to repurchases of our common stock during the third quarter of fiscal 2013:

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

On July 21, 2010, our Board of Directors approved a share repurchase plan to repurchase up to $225 million of our common stock.  The old share repurchase program was canceled upon the approval of the new share repurchase program. In fiscal 2011, we repurchased approximately 12.8 million shares of our common stock at an average price of $6.06 per share for a total purchase price of $77.7 million under this new program.  In fiscal 2012, we repurchased approximately 10.4 million shares of our common stock at an average price of $6.49 per share for a total purchase price of $67.5 million under this new program. We did not repurchase any shares in the first three quarters of fiscal 2013. As of December 30, 2012, approximately $79.8 million was available for future purchase under this new share repurchase program.  Share repurchases were recorded as treasury stock and resulted in a reduction of stockholders’ equity.

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

INTEGRATED DEVICE TECHNOLOGY, INC. Registrant
	By:	/s/ THEODORE L. TEWKSBURY III
February 6, 2013		Theodore L.Tewksbury III President and Chief Executive Officer

February 6, 2013		/s/ RICHARD D. CROWLEY, JR.
Richard D. Crowley, Jr.
Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)