Form 10-K
period 2013-03-31
INTEGRATED DEVICE TECHNOLOGY INC
filed 2013-05-29
CIK 703361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-K
______________________________
(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2013
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
Securities registered pursuant to Section 12(g) of the Act:  None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
☐  Large accelerated filer                            ☒   Accelerated filer                            ☐  Non-accelerated filer               ☐ Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $558 million, computed by reference to the last sales price of $5.87 as reported by The NASDAQ Stock Market LLC, as of the last business day of the registrant’s most recently completed second fiscal quarter, September 30, 2012. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of outstanding shares of the registrant's Common Stock, $.001 par value, as of May 24, 2013 was approximately 147,537,563.
DOCUMENTS INCORPORATED BY REFERENCE
Items 10, 11, 12, 13, and 14 of Part III incorporate information by reference from the registrant’s Proxy Statement for the 2013 Annual Meeting of Stockholders.

INTEGRATED DEVICE TECHNOLOGY, INC.
ANNUAL REPORT ON FORM 10-K

PART I
Special Note Regarding Forward-Looking Statements
We have made statements in this Annual Report on Form 10-K in Part I, Item 1-“Business,” Item 1A-“Risk Factors,” Item 3-“Legal Proceedings,” Part II, Item 7-“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this Annual Report that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act).  These statements relate to future events and the future results of Integrated Device Technology, Inc., and are based on current expectations, estimates, forecasts and projections about our business and growth prospects, the industry in which we operate and general economic conditions and the beliefs and assumptions of our management.  In addition, in this Annual Report on Form 10-K, the words “expects,” “anticipates,” ”targets,” “goals,” “projects,” “intends,” “plans, “believes,” “seeks, “estimates, “will,” “would,” “could,” “might,” and variations of such words and similar expressions, as they relate to us, our business and our management, are intended to identify such forward-looking statements.  Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved.  Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report under the section entitled “Risk Factors” under Part I, Item 1A and elsewhere in this Annual Report, and in other reports we file with the Securities and Exchange Commission (SEC), including our most recent quarterly reports on Form 10-Q.
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
ITEM 1. BUSINESS
We design, develop, manufacture and market a broad range of low-power, high-performance mixed signal semiconductor solutions for the advanced communications, computing and consumer industries. Currently, we offer communications solutions for customers within the enterprise, data center and wireless markets. Our computing products are designed specifically for storage and server applications and personal computers, while our consumer products focus on solutions for gaming consoles, set-top boxes, digital TV and smart phones.
Our top talent and technology paired with an innovative product-development philosophy allows us to solve complex customer problems when designing communications, computing and consumer applications. Through system-level analog and digital innovation, we consistently deliver extraordinary value to our customers’ applications.
On a worldwide basis, we primarily market our products to original equipment manufacturers (OEMs) through a variety of channels, including direct sales, distributors, electronic manufacturing suppliers (EMSs) and independent sales representatives.
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

Available Information
We electronically file our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Exchange Act with the SEC. The public may read or copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.   You may obtain a free copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed with or furnished to the SEC on our website at http://www.IDT.com, by contacting the Investor Relations Department at our corporate offices by calling (408) 284-8200 or by sending an e-mail message to ir@IDT.com. The information on our website is not part of this Annual Report on Form 10-K.
Products and Markets
We offer a broad portfolio of essential semiconductor solutions, including integrated circuits (ICs) that allow data to be synchronized, processed and delivered in current and next-generation communications, computing and consumer applications.
We measure our business based on two reportable segments: the Communications segment and the Computing and Consumer segment. In fiscal 2013, the Communications segment and the Computing and Consumer segment accounted for approximately 54% and 46%, respectively, of our revenues from continuing operations of $487.2 million. In fiscal 2012, the Communications segment and the Computing and Consumer segment accounted for approximately 47% and 53%, respectively, of our revenues from continuing operations of $526.7 million. In fiscal 2011, the Communications segment and the Computing and Consumer segment accounted for approximately 48% and 52%, respectively, of our revenues from continuing operations of $605.4 million. For further information, see “Note 19 - Segment Information” in Part II, Item 8 of this Form10-K.
By leveraging our products and markets, we deliver high value to our customers’ applications through system-level analog and digital innovations.
Communications Segment
The Communications segment includes clock and timing solutions, flow-control management devices including Serial RapidIO® switching solutions, multi-port products, telecommunications products, high-speed static random access memory (SRAM), first in and first out (FIFOs), digital logic, high speed data converters, radio frequency (RF), and MEMS Oscillator solutions.
Communication Timing Products: Created for networking, communications (SONET/SDH), advanced computing (servers and workstations) and enterprise storage (SAN and NAS) applications, our communication clocks include high-performance and high-reliability frequency generation and clock distribution products enabling clock-tree development, clock synthesizers optimized for Freescale PowerQUICC™ processors, FemtoClock® ultra-low jitter clock sources, Stratum-compliant jitter attenuation and frequency translation PLLs, surface acoustic wave (SAW) PLL communications modules, and voltage-controlled SAW oscillator modules. We are the leading provider of silicon timing solutions, offering a complete portfolio of products for clock generation, distribution, recovery and jitter attenuation to serve numerous computing, consumer and communications applications.
Serial RapidIO Solutions: Our family of Serial RapidIO products provides cost-effective solutions targeting wireless base station infrastructure applications; specifically, baseband processing solutions that utilize digital signal processing (DSP) clusters as well as radio card interface solutions utilizing the Common Public Radio Interface (CPRI™) industry standard. Our RapidIO switch family addresses the needs of switching data between multiple endpoints. These switches are ideal for central switch cards as well as baseband processing cards. The Serial Buffer family of devices provides all the necessary buffering and storage of data at full 10Gb line rates as well as parallel interfaces to enable the use of legacy components over a non-Serial RapidIO interface. The Functional InterConnect (FIC) devices offer low-cost connectivity between Serial RapidIO, CPRI, Time Division Multiplexing (TDM) and parallel interfaces. A “Baseband-on-a-Card” uTCA board with software and Application Programming Interfaces (APIs) enable our customers to significantly improve their time-to-market. These Serial RapidIO solutions are also ideal for other DSP cluster applications, including video imaging, IPTV, medical and military applications.
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

FIFO Memories: We develop products and technologies to help designers solve inter-chip communications problems such as rate matching, data buffering, bus matching and data-priority managing. We provide a large product portfolio with more than 350 synchronous, asynchronous and bi-directional FIFO offerings that address complex issues associated with high-performance networking applications, such as terabit routers, multi-service switching platforms, host bus adapters and wireless base stations.
Digital Logic Products: We provide fast CMOS TTL-compatible, low-voltage CMOS and advanced low-voltage CMOS, including a broad range of high-performance, 3.3-volt CMOS logic products. These products are developed for network switches and routers, wireless base stations, storage networks, servers and other applications.
Data Converters: We offer an extensive selection of high speed data converters with a variety of digital interfaces, including JESD204A and JEDS204B, as well as LVCMOS and LVDSDDR. IDT's high-speed digital-to-analog converters (DACs) and analog-to-digital converters (ADCs) deliver best-in-class analog converter performance with ultra-stable dynamic behavior across a broad temperature range.
RF Products: We offer high-performance and full-featured RF mixer and gain control products to complement our clocks and timing, RapidIO®, data converters, and other industry-leading devices from our rich communications portfolio. The RF signal path products include low-power, low-distortion radio frequency (RF) to intermediate frequency (IF) mixers, low-noise high-performance intermediate frequency (IF) variable gain amplifiers (VGA), and low-noise high-performance digital step attenuators (DSA).
MEMS Oscillators: Our MEMS Oscillator technology is transforming the frequency control market. We offer an extensive portfolio of MEMS oscillators to meet the requirements of various applications. Three main product families include: standard MEMS oscillators with <1ps of phase jitter for general purpose applications, enhanced MEMS oscillators with multiple outputs and frequencies on a single chip to simplify the bill of materials, and performance MEMS oscillators with ultra-low jitter and frequency margining capability for 10GbE and other high-performance applications.
Computing and Consumer Segment
The Computing and Consumer Segment includes clock generation and distribution products, high-performance server memory interfaces, PCI Express switching solutions, power management solutions, signal integrity products, and PC audio.
Consumer and Computing Timing Products: Optimized for digital consumer applications, such as video game consoles, set-top boxes (cable, satellite and internet protocol (IP)/digital subscriber line (DSL)), digital TV and DVD recorders, our consumer clocks consist of custom and off-the-shelf solutions. Products include programmable timing devices that address in-system programming and test, clock redundancy and I/O translation. By directly enhancing design flexibility, portability and reliability, these products also reduce inventory and test costs. Our other consumer clocks include zero-delay buffers, clock synthesizers, voltage-controlled crystal oscillators and spread-spectrum clock generators.
Our computing timing solutions offer a unique combination of features and high performance, enabling leading-edge technologies, such as PCI Express, as well as registered and load reduced dual in-line memory modules (DIMMs). In addition, we provide customized clock solutions, offering optimized feature sets to meet the needs of specific motherboards. We offer the industry’s largest portfolio of computing timing solutions products for all generations of motherboards that are manufactured by Intel, Inc., Via Technologies, Inc., Silicon Integrated Systems (SiS) Corporation and Advanced Micro Devices, Inc.
Memory Interface Products: The broad range of our products for DIMMs is a direct result of our significant experience in timing, high-speed serial interface and logic technologies. We offer register and PLL chipsets to meet the latest memory speed needs of server and workstation devices, including Single Data Rate (SDR), Double Data Rate (DDR), DDR2, DDR3, and DDR4 memory technology.
Switching Solutions: Our family of PCI Express switching solutions is aimed at high-performance server, storage, embedded and communications applications. Moreover, we offer customers a complete integrated hardware/software development kit that includes evaluation boards, software drivers and a graphical user interface that enables complete system configuration and optimization. Our PCIe Gen1, Gen2 and Gen3 devices are optimized for I/O expansion system interconnects and inter-domain communications.
PCI Express® Flash Controllers: IDT's family of NVMe compliant PCIe enterprise flash controllers dramatically boost the number of random I/O operations per second (IOPS) that a system can process, while concurrently reducing latency and power by eliminating the traditional storage infrastructure.
Power Management Solutions: Our power management portfolio includes the industry's first true single-chip Qi certified wireless power transmitter and Qi compliant wireless power receiver ICs, an expanding selection of power management integrated circuits (PMICs) including the industry's first embedded mixed-signal platform Intelligent System Power Solution, and the coolRAC™ high-efficiency rack-level system power solution.

IDT is the leader in wireless power transmitter and receiver solutions for battery charging applications. Addressing all major standards and technologies, our highly integrated and innovative transmitter ICs are designed for use in wireless charging stations in homes, offices, libraries, stores, public waiting areas, airports and airplane seats. IDT's receiver ICs are targeted for use in portable devices and accessories. We participate in all major industry associations and ecosystems, including the Wireless Power Consortium (WPC), Power Matters Alliance (PMA), Alliance for Wireless Power (A4WP), and the Intel Wireless Charging Technology (WCT). IDT develops solutions for both magnetic induction and magnetic resonance wireless power technologies.
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
Sales Channels
We sell our semiconductor products through three channels: direct sales to OEMs and EMSs, consignment sales to OEMs and EMSs, and sales through distributors.  Direct sales are managed mainly through our internal sales force and independent sales representatives.  Revenue is recognized on direct sales based on the relevant shipping terms.  During fiscal 2013, direct sales accounted for approximately 15% of our total worldwide revenues.
Consignment sales relate to areas where we have established hubs at or near key customers to allow them quick access to our products.  We retain ownership of the product at consignment locations until the product is pulled by the customer.  Consignment sales are managed by our internal sales team and accounted for approximately 15% of our total worldwide revenues in fiscal 2013.
The majority of our worldwide sales are through distributors.  Our distributors within the U.S. and Europe have rights to price protection, ship from stock pricing credits and stock rotation.  Due to the uncertainty of the amount of the credits related to these programs, revenue is not recognized until the product has been sold by the distributor to an end customer. Within the Asia Pacific region, excluding Japan (APAC) and Japan distributors have limited stock rotation and little or no price protection rights. Revenue is recognized upon shipment to these distributors as we are able to reasonably estimate the amount of pricing adjustments and stock rotation returns.  Revenue recognized on a sell through basis through distribution represented approximately 19% of our total worldwide revenues in fiscal 2013, while revenue through distribution recognized upon shipment represented 51% of our total worldwide revenues in the same period.
Sales through three distributors accounted for 10% or more of our total revenues in fiscal 2013, 2012 and 2011. Sales through Maxtek and its affiliates represented approximately 13%, 15% and 19% of our total revenues in fiscal 2013, 2012 and 2011, respectively.  Sales through Avnet represented approximately 10%, 11% and 13% of our total revenues in fiscal 2013, 2012 and 2011, respectively. Uniquest represented approximately 10% of the Company's revenues in fiscal 2013 and 2012, respectively.  No other distributor, single direct or consignment customer represented 10% or more of our total revenues in fiscal 2013, 2012 and 2011.
Customers
We market our products on a worldwide basis, primarily to OEMs who, in turn, incorporate our products into the customers’ products marketed under their brands. We work closely with our OEM customers to design and integrate current and next generation products to meet the requirements of end users.  Many of our end customer OEMs have outsourced their manufacturing to a concentrated group of global EMSs and original design manufacturers (ODMs), who then buy product directly from us or through our distributors on behalf of the OEM. These EMSs and ODMs have achieved greater autonomy in design win, product qualification and product purchasing decisions, especially for commodity products. No direct OEM customer accounted for 10% or more of our total revenues in fiscal 2013, 2012 and 2011. However, when sales through all channels are considered, we estimate that end-customer sales to Cisco Systems, Inc. and/or its wholly-owned subsidiaries represented approximately 11% of our revenues in fiscal 2013 and 2012. No customer accounted for 10% or more of our total revenues in fiscal 2011.
Manufacturing
We currently use third-party foundries that are primarily located in the APAC region to manufacture our products. In fiscal 2011 and 2012, we manufactured wafers at our Oregon wafer fabrication facility which produced 200mm (8-inch) wafers ranging from 0.6-micron to 0.12-micron process technologies. In the fourth quarter of fiscal 2012, we completed the transition of wafer fabrication activities from our facility to third-party foundries. In addition, during the fourth quarter of fiscal 2012, we completed the sale of this facility to Alpha and Omega Semiconductor Limited. We assemble or package products at several different subcontractors in the APAC region.  Utilizing several different subcontractors located in different countries enables us to negotiate lower prices and limits the risk associated with production concentration in one country or company.  The criteria used to select assembly subcontractors include, but are not limited to, cost, quality, delivery, and subcontractor financial stability. We perform a vast majority of our test operations at our test facility located in Malaysia.  A relatively small amount of test operations are also performed at third-party subcontractors in the APAC region.
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
Research and Development
Our research and development efforts emphasize the development and design of proprietary, differentiated, high-performance, low-power analog and mixed-signal semiconductor products. We believe that a sustained level of investment in research and development is necessary to maintain our competitive position. We operate research and development centers in Irvine, San Jose, San Diego and Sunnyvale, California; Fort Collins, Colorado; Tempe, Arizona; Atlanta, Georgia; Austin, Texas; Basking Ridge, New Jersey; Andover, Marlborough and Westford, Massachusetts; Cary, North Carolina; Smithfield, Rhode Island; Ottawa, Canada and Shanghai, China. Research and development expenses, as a percentage of revenues, were approximately 35%, 30% and 26% in fiscal 2013, 2012 and 2011, respectively.
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
We compete with product offerings from numerous companies, including Analog Devices, Inc.; Cypress Semiconductor Corporation; Inphi Corporation; Linear Technology Corporation; Maxim Integrated Products, Inc.; Micrel Incorporated; Montage Technology; On Semiconductor Corporation; Pericom Semiconductor Corp.; PLX Technology Inc.; Realtek Semiconductor Corp; Silicon Laboratories Inc.; SiTime Corporation; Skyworks Solutions Inc.; and Texas Instruments Inc..
.

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
Employees
As of March 31, 2013, we had approximately 1,748 employees worldwide, with approximately 796 employees located in the United States.  Our future success depends in part on our ability to attract and retain qualified personnel, particularly engineers, who are often in great demand. We have implemented policies enabling our employees to share in our success, including stock option, restricted stock unit, stock purchase and incentive bonus plans. We have never had a work stoppage related to labor issues.  With the exception of 54 employees in France, none of our employees are currently represented by a collective bargaining agreement, and we consider our relationship with our employees to be good.

ITEM 1A.  RISK FACTORS
Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below and all information contained in this report before you decide to purchase our common stock. If any of the possible adverse events described below actually occurs, we may be unable to conduct our business as currently planned and our financial condition and operating results could be harmed. In addition, the trading price of our common stock could decline due to the occurrence of any of these risks, and you may lose all or part of your investment. The risks described below are not the only risks facing us.  Additional risks not currently known to us or that we currently believe are immaterial may also impair our business, results of operations, and financial condition.
Our operating results can fluctuate dramatically.  Our operating results have fluctuated in the past and are likely to vary in the future. Fluctuations in operating results can result from a wide variety of factors, including:

•	global economic conditions, including those related to the credit markets;

•	the cyclicality of the semiconductor industry;

•	changes in the demand for and mix of products sold and in the markets we and our customers serve;

•	the availability of industry-wide wafer processing capacity;

•	the availability of industry-wide and package specific assembly subcontract capacity and related raw materials;

•	competitive pricing pressures;

•	the success and timing of new product and process technology announcements and introductions from us or our competitors;

•	potential loss of market share among a concentrated group of customers;

•	difficulty in attracting and retaining key personnel;

•	difficulty in predicting customer product requirements;

•	production difficulties and interruptions caused by our complex manufacturing and logistics operations;

•	reduced control over our manufacturing and product delivery as a result of our increasing reliance on subcontractors, foundry and other manufacturing services;

•	unrealized potential of acquired businesses and resulting assets impairment;

•	availability and costs of raw materials from a limited number of suppliers;

•	political and economic conditions in various geographic areas;

•	timing and execution of plans and programs subject to foreign labor law requirements, including consultation with work councils;

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
Adverse changes in global economic business conditions may negatively affect customer demand for our products. While the global economy has partially recovered from the economic downturn that began in 2008, continuing concerns about the impact of geopolitical issues, the availability and cost of credit, the debt crises in Europe, low business and consumer confidence, high unemployment and high energy costs, have contributed to substantial volatility in global capital markets and uncertain demand for the semiconductor industry and our products from fiscal 2010 through fiscal 2013. If the currently improving economic conditions are not sustained or begin to deteriorate again, or if we are unable to timely adapt to changes in macroeconomic conditions, our business, financial condition and results of operations may be adversely affected.
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
Our product portfolio consists predominantly of semiconductor solutions for the communications, computing, and consumer markets. Our strategy and resources are directed at the development, production and marketing of products for these markets. The markets for our products will depend on continued and growing demand for communications equipment, servers, PCs and consumer electronics. These end-user markets may experience changes in demand that could adversely affect our business and could be greater in periods of economic uncertainty and contraction. To the extent demand or markets for our products do not grow, our business could be adversely affected.
We are reliant upon subcontractors and third-party foundries.
We are dependent on third-party subcontractors for all of our assembly operations. We are also dependent on third-party outside foundries for the manufacture of our silicon wafers. Our increased reliance on subcontractors and third-party foundries for our current products increases certain risks because we will have less control over manufacturing quality and delivery schedules, maintenance of sufficient capacity to meet our orders and generally, and maintaining the manufacturing processes we require. During the fourth quarter of fiscal 2012, we completed the transfer of our internal wafer fabrication production to outside foundries. Due to production lead times and potential capacity constraints, any failure on our part to adequately forecast the mix of product demand and resulting foundry and subcontractor requirements could adversely affect our operating results. In addition, we cannot be certain that these foundries and subcontractors will continue to manufacture, assemble, package and test products for us on acceptable economic and quality terms, or at all, and it may be difficult for us to find alternatives in a timely and cost-effective manner if they do not do so.

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
Our future financial performance and success are largely dependent on our ability to execute our business strategy successfully. Our present business strategy to be a leading provider of essential mixed signal semiconductor solutions will be affected, without limitation, by: (1) our ability to continue to aggressively manage, maintain and refine our product portfolio including focus on the development and growth of new applications; (2) our ability to continue to maintain existing customers, aggressively pursue and win new customers; (3) our ability to successfully develop, manufacture and market new products in a timely manner; (4) our ability to develop new products in a more efficient manner ; (5) our ability to sufficiently differentiate and enhance of our products; (6) our ability to successfully deploy research and development (R&D) investment in the areas of displays, silicon timing, power management, signal integrity and radio frequency, and (7) our ability to rationalize our manufacturing operations including the transition to wholly outsourced wafer fabrication operations.
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
In addition, we utilize a relatively small number of global and regional distributors around the world, who buy product directly from us on behalf of their customers. For example, sales to three distributors represented 10% or more of the Company's net revenues for fiscal 2013. In addition, at March 31, 2013, four distributors represented 10% or more of the Company's gross accounts receivable. If our business relationships with any of these distributors were to diminish or any of these distributors were to file for bankruptcy or otherwise experience significantly adverse financial conditions, our business could be adversely affected. Because we continue to be dependent on product demand from a small group of OEM end customers and global and regional distributors, any material delay, cancellation or reduction of orders from or loss of these or other major customers could cause our revenue to decline significantly.
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
Our operations and business could be significantly harmed by natural disasters or acts of terrorism.
A majority of the third-party foundries and subcontractors we currently use are located in Malaysia, South Korea, the Philippines, Singapore, Taiwan, Thailand, and China. In addition, we own a test facility in Malaysia. The risk of an earthquake or tsunami in these Pacific Rim locations is significant. The occurrence of an earthquake, drought, flood, fire, or other natural disaster near any of these locations could cause a significant reduction of end-customer demand and/or availability of materials, a disruption of the global supply chain, an increase in the cost of products that we purchase, and otherwise interfere with our ability to conduct business. In addition, public health issues, acts of terrorism or other catastrophic events could significantly delay the production or shipment of our products. Although we maintain insurance for some of the damage that may be caused by natural disasters, our insurance coverage may not be sufficient to cover all of our potential losses and would not cover us for lost business. As a result, a natural disaster in one or more of these regions could have a material adverse effect on our financial condition and results of operations.

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
As a result of these claims, we may have to discontinue the use of certain processes, license certain technologies, cease the manufacture, use, and sale of infringing products, incur significant litigation costs and damages and develop non-infringing technology. We might not be able to obtain such licenses on acceptable terms or develop non-infringing technology. Further, the failure to renew or renegotiate existing licenses on favorable terms, or the inability to obtain a key license, could materially and adversely affect our business. Future litigation, either as a plaintiff or a defendant, could adversely affect our operating results, as a result of increased expenses, the cost of settled claims, and/or payment of damages.
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
As a result of our international manufacturing operations, a significant portion of our worldwide profits are in jurisdictions outside the United States, primarily Malaysia, which has granted the Company significant reductions in tax rates. These lower tax rates allow us to record a relatively low tax expense on a worldwide basis. Under current Malaysia law, we are not subject to tax on our operational and investment income. If U.S. corporate income tax laws were to change regarding deferral of U.S. income tax on foreign earnings or other matters impacting our operating structure, this would have a significant impact to our financial results.
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
We have been involved in various legal proceedings, such as those described below in Part I, Item 3 "Legal Proceedings." The costs associated with legal proceedings are typically high, relatively unpredictable, and are not completely within our control. While we do our best to forecast and control such costs, the costs may be materially more than expected, which could adversely affect our operating results. Moreover, we may become involved in unexpected litigation with additional litigants at any time, which would increase our aggregate litigation costs, and could adversely affect our operating results. We are not able to predict the outcome of any legal action, and an adverse decision in any legal action could significantly harm our business and financial performance.
If the credit market conditions deteriorate, it could have a material adverse impact on our investment portfolio.
Although we manage our investment portfolio by purchasing only highly-rated securities and diversifying our investments across various sectors, investment types, and underlying issuers, recent volatility in the short-term financial markets has been high. We have no securities in asset-backed commercial paper and hold no auction rated or mortgage-backed securities. However, it is uncertain as to the full extent of the current credit and liquidity crisis and with possible further deterioration, particularly within one or several of the large financial institutions, the value of our investments could be negatively impacted.
Our results of operations could vary as a result of the methods, estimates, and judgments we use in applying our accounting policies.
The methods, estimates, and judgments we use in applying our accounting policies have a significant impact on our results of operations. Such methods, estimates, and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and factors may arise over time that lead us to change our methods, estimates, and judgments. Changes in those methods, estimates, and judgments could significantly affect our results of operations. In particular, the calculation of stock-based compensation expense under the authoritative guidance requires us to use valuation methodologies that were not developed for use in valuing employee stock options and make a number of assumptions, estimates, and conclusions regarding matters such as expected forfeitures, expected volatility of our share price and the exercise behavior of our employees. Changes in these variables could affect our stock-based compensation expense and have a significant and potentially adverse affect on our gross margins, research and development expense and selling, general and administrative expense.
International operations add increased volatility to our operating results.
A substantial percentage of our total revenues are derived from international sales, as summarized below:

(percentage of total revenues)	Fiscal 2013	Fiscal 2012	Fiscal 2011
APAC	64%	66%	65%
Americas	16%	15%	16%
Japan	8%	8%	9%
Europe	12%	11%	10%
Total	100%	100%	100%
In addition, our test facility in Malaysia, our design centers in Canada and China, and our foreign sales offices incur payroll, facility, and other expenses in local currencies. Accordingly, movements in foreign currency exchange rates can impact our revenues and costs of goods sold, as well as both pricing and demand for our products.

Our non-U.S. offshore sites, manufacturing subcontractors and export sales are also subject to risks associated with foreign operations, including:

•	political instability and acts of war or terrorism, which could disrupt our manufacturing and logistical activities;

•	regulations regarding use of local employees and suppliers;

•	exposure to foreign employment practices and labor laws;

•	currency controls and fluctuations, devaluation of foreign currencies, hard currency shortages and exchange rate fluctuations;

•	changes in local economic conditions;

•	governmental regulation of taxation of our earnings and those of our personnel; and

•	changes in tax laws, import and export controls, tariffs and freight rates.
Our international locations are subject to local labor laws, which are often significantly different from U.S. labor laws and which may under certain conditions result in large separation costs upon termination.
Contract pricing for raw materials and equipment used in the fabrication and assembly processes, as well as for foundry and subcontract assembly services, may also be affected by currency controls, exchange rate fluctuations and currency devaluations. We sometimes hedge currency risk for currencies that are highly liquid and freely quoted, but may not enter into hedge contracts for currencies with limited trading volume. In addition, as much of our revenues are generated outside the United States, a significant portion of our cash and investment portfolio accumulates in the foreign countries in which we operate. On March 31, 2013, we had cash, cash equivalents and investments of approximately $226.5 million invested overseas in accounts belonging to our foreign subsidiaries. While these amounts are primarily invested in U.S. dollars, a portion is held in foreign currencies, and all offshore balances are exposed to local political, banking, currency control and other risks. In addition, these amounts may be subject to tax and other transfer restrictions.
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
Over the past several years, we have made several acquisitions. As a result of these acquisitions, we had $144.9 million of goodwill and $48.6 million of intangible assets on our balance sheet as of March 31, 2013. In determining fair value, we consider various factors, including our market capitalization, forecasted revenue and costs, risk-adjusted discount rates, future economic and market conditions, determination of appropriate market comparables and expected periods over which our assets will be utilized and other variables. If our assumptions regarding forecasted cash flow, revenue and margin growth rates of certain long-lived asset groups and reporting units are not achieved, an impairment review may be triggered for the remaining balance of goodwill and long-lived assets prior to the next annual review in the fourth quarter of fiscal 2014, which could result in material charges that could impact our operating results and financial position.
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
New regulations related to “conflict minerals” may force us to incur additional expenses, may make our supply chain more complex and may result in damage to our reputation with customers.
On August 22, 2012, under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC adopted new requirements for companies that use certain minerals and metals, known as conflict minerals, in their products, whether or not these products are manufactured by third parties. These requirements will require companies to disclose and report whether or not such minerals originate from the Democratic Republic of Congo and adjoining countries. The implementation of these new requirements could adversely affect the sourcing, availability and pricing of such minerals if they are found to be used in the manufacture of our products. In addition, we will incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products. Since our supply chain is complex, we may not be able to sufficiently verify the origins for these minerals and metals used in our products through the due diligence procedures that we implement, and may face difficulties in satisfying customers who require that all of the components of our products are certified as free of any conflict minerals. The first report is due on May 31, 2014 for the 2013 calendar year.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
We own and operate a test facility in Malaysia (approximately 145,000 square feet). Our Malaysia facility is subject to ground leases. We owned and operated a wafer fabrication facility in Hillsboro, Oregon (approximately 245,000 square feet) until January 2012. In January 2012, we completed the sale of this facility.
Our corporate headquarters and various administrative, engineering and support functions are located in San Jose, California.  We own and occupy approximately 263,000 square feet of space at our San Jose headquarters.  We also lease various facilities throughout the world for sales and marketing functions and research and development, including design centers in the United States, Canada, Europe and Asia.
We believe that the facilities that we currently own or lease are suitable and adequate for our needs for the immediate future.
ITEM 3. LEGAL PROCEEDINGS
For a discussion of legal proceedings, please see “Note 16 – Commitments and Contingencies – Litigation” in Part II, Item 8 of this Annual Report on Form 10-K.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Price Range of Common Stock
Our Common Stock is traded on the NASDAQ Global Select Market under the symbol IDTI. The following table shows the high and low sales prices for our Common Stock as reported by the NASDAQ Global Select Market for the fiscal periods indicated:

	High	Low
Fiscal 2013
First Quarter	$7.47	$5.06
Second Quarter	6.45	4.60
Third Quarter	7.33	5.30
Fourth Quarter	7.85	6.49

Fiscal 2012
First Quarter	$8.74	$6.99
Second Quarter	8.10	5.10
Third Quarter	6.46	4.70
Fourth Quarter	7.52	5.47
Stockholders
As of May 24, 2013 there were approximately 684 record holders of our Common Stock. A substantial majority of our shares are held by brokers and other institutions on behalf of individual stockholders.
Dividends
We have never paid cash dividends on our Common Stock. We currently plan to retain any future earnings for use in our business and do not currently anticipate paying cash dividends in the foreseeable future.
Equity Incentive Programs
We primarily issue awards under our equity-based plans in order to provide additional incentive and retention to directors and employees who are considered to be essential to the long-rang success of the Company.  Please see “Note 9 – Stock-Based Employee Compensation” in Part II, Item 8 of this Annual Report on Form 10-K.
Other equity plan information required by this Item is incorporated by reference to the information in Part III, Item 12 of this Annual Report on Form 10-K.
Issuer Purchases of Equity Securities
On January 18, 2007, our Board of Directors initiated a $200 million share repurchase program. In fiscal 2009 and 2008, our Board of Directors approved expansion of the share repurchase program by a total of $300 million to a total of $500 million. From fiscal 2007 to fiscal 2010, we repurchased approximately 42.9 million shares at an average price of $10.40 per share for a total purchase price of $446.5 million. In fiscal 2011, we repurchased approximately 5.3 million shares at an average price of $5.65 per share for a total purchase price of $29.9 million under this program. On July 21, 2010, our Board of Directors approved a new share repurchase plan to repurchase up to $225 million of our common stock. In fiscal 2011, we repurchased approximately 12.8 million shares of our common stock at an average price of $6.06 per share for a total purchase price of $77.7 million under this program.  In fiscal 2012, we repurchased approximately 10.4 million shares of our common stock at an average price of $6.49 per share for a total purchase price of $67.5 million under this program.  In fiscal 2013, we made no repurchases. As of March 31, 2013, approximately $79.8 million was available for future purchase under this share repurchase program.  Share repurchases were recorded as treasury stock and resulted in a reduction of stockholders’ equity.

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
The performance of our stock price shown in the following graph is not necessarily indicative of future stock price performance.

Cumulative Total Return	2008	2009	2010	2011	2012	2013
Integrated Device Technology, Inc.	$100.00	$56.31	$70.91	$85.75	$83.53	$87.27
S&P 500 Index	$100.00	$62.04	$88.70	$101.31	$107.09	$119.31
S&P Semiconductor Index	$100.00	$63.69	$92.43	$107.66	$116.25	$129.34

ITEM 6. SELECTED FINANCIAL DATA
The data set forth below are qualified in their entirety by reference to, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes thereto included in this Annual Report on Form 10-K.
Statements of Operations Data

	Fiscal Year Ended
(in thousands, except per share data)	March 31, 2013 (1)	April 1, 2012 (4)	April 3, 2011	March 28, 2010 (5)	March 29, 2009 (6)
Revenues (2)	$487,236	$526,696	$605,389	$524,162	$659,580
Net income (loss) from continuing operations (2)(3)	(15,924)	37,323	93,826	64,721	(1,027,403)
Basic net income (loss) per share – continuing operations (2)(3)	$(0.11)	$0.26	$0.61	$0.39	$(6.11)
Diluted net income (loss) per share – continuing operations (2)(3)	$(0.11)	$0.26	$0.60	$0.39	$(6.11)

Net cash provided by operating activities	44,074	33,777	74,391	52,062	143,775
Balance Sheets Data

(in thousands)	March 31, 2013	April 1, 2012	April 3, 2011	March 28, 2010	March 29, 2009
Cash, cash equivalents and investments (7)	$297,170	$325,459	$299,192	$343,189	$296,073
Total assets	728,579	717,634	727,460	750,945	678,367
Other long-term obligations	22,022	16,494	15,808	21,833	14,314

(1)	In fiscal 2013, we recognized a gain on divestitures of $8.0 million relating to the sale of our smart metering business.

(2)
In fiscal 2012, we identified errors primarily related to retention bonuses associated with our plan to exit our Oregon manufacturing facility ($6.4 million expense). We have revised the statement of operations data for all affected periods (fiscal 2011 and 2010 included herein) to reflect the correct balances. For more information refer to "Note 2-Revision of Prior Period Financial Statements" in Part II, Item 8 of this Annual Report on Form10-K.

(3)
In fiscal 2012, we completed the sale of certain assets related to IDT's Hollywood Quality Video and Frame Rate Conversion video processing product lines. The results of operations for these discontinued businesses have been segregated and excluded from the continuing operations presented.

(4)	In fiscal 2012, we recognized a gain on divestitures of $20.7 million relating to the sale of our wafer fabrication facility in Hillsboro, Oregon.

(5)	In fiscal 2010, we recognized net gain of $78.3 million on divestitures related to the sale of NWD assets, MNC business and SLE business.

(6)	In fiscal 2009, we recognized a goodwill impairment charge of $1.0 billion as we determined that the carrying value of our goodwill exceeded the fair value.

(7)	Cash, cash equivalents and investments exclude equity investments not classified as available for sale.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with “Item 6. Selected Financial Data” and “Item 8. Financial Statements and Supplementary Data,” included elsewhere in this Annual Report on Form 10-K.
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
For distributors in the Americas and European regions, who have stock rotation, price protection and ship from stock pricing adjustment rights, we defer revenue and related cost of revenues on sales to these distributors until the product is sold through by the distributor to an end-customer.  Subsequent to shipment to the distributor, we may reduce product pricing through price protection based on market conditions, competitive considerations and other factors.  Price protection is granted to distributors on the inventory that they have on hand at the date the price protection is offered.  We also grant certain credits to our distributors on specifically identified portions of the distributors’ business to allow them to earn a competitive gross margin on the sale of our products to their end-customers.  As a result of our inability to estimate these credits, we have determined that the sales price to these distributors is not fixed or determinable until the final sale to the end-customer.
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
Income Taxes.  We account for income taxes under an asset and liability approach that requires the expected future tax consequences of temporary differences between book and tax bases of assets and liabilities be recognized as deferred tax assets and liabilities. Generally accepted accounting principles require us to evaluate the ability to realize the value of our net deferred tax assets on an ongoing basis. A valuation allowance is recorded to reduce the net deferred tax assets to an amount that will more likely than not be realized. Accordingly, we consider various tax planning strategies, forecasts of future taxable income and our most recent operating results in assessing the need for a valuation allowance. In consideration of the ability to realize the value of net deferred tax assets, recent results must be given substantially more weight than any projections of future profitability. Since the fourth quarter of fiscal 2003, we have determined that, under applicable accounting principles, it is more likely than not that we will not realize the value of our net deferred tax assets. Our assumptions regarding the ultimate realization of these assets remained unchanged in fiscal 2013 and accordingly, we continue to maintain a valuation allowance to reduce our deferred tax assets to an amount that is more likely than not to be realized.
We recognize the tax liabilities for uncertain income tax positions taken on our income tax return based on the two-step process prescribed under U.S. GAAP. The first step is to determine whether it is more likely than not that each income tax position would be sustained upon audit. The second step is to estimate and measure the tax benefit as the amount that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority. Estimating these amounts requires us to determine the probability of various possible outcomes. We evaluate these uncertain tax positions on a quarterly basis. This evaluation is based on the consideration of several factors including changes in facts or circumstances, changes in applicable tax law, settlement of issues under audit, and new exposures. If we later determine that the exposure is lower or that the liability is not sufficient to cover our revised expectations, we adjust the liability and effect a related change in our tax provision during the period in which we make such determination.
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
We review goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables. We utilize a discounted cash flow analysis to estimate the fair value of our reporting units. Actual future results may differ from those estimates. In addition, we make certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each of our reporting units. For the annual impairment testing in fiscal 2013, there was no evidence of any impairments.
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
Revision of Prior Period Financial Statements
During the third quarter of fiscal 2012, we identified errors primarily related to retention bonuses associated with our plan to close our Oregon manufacturing facility ($6.4 million expense). In addition, we had corrected prior period errors in the first and second quarters of 2012 related to retention bonuses ($0.5 million expense) for certain key employees and accounts payable system related issues ($1.0 million benefit), respectively. We assessed the materiality of these errors individually and in the aggregate on prior periods’ financial statements in accordance with the SEC’s Staff Accounting Bulletin No. 99 (SAB 99), and concluded that the errors were not material to any of our prior annual or interim financial statements. Further, although we also concluded that correcting the errors, on a cumulative basis, would not be material to the expected results of operations for the fiscal year ended April 1, 2012, we elected to revise our previously issued financial statements as permitted in SEC’s Staff Accounting Bulletin No. 108 (SAB 108) regarding immaterial revisions. We also elected to revise our previously issued consolidated financial statements the next time they are filed. As each subsequent filing is made in the future, the previous period consolidated financial statements affected by the errors will be revised. We have revised the April 3, 2011 consolidated statement of operations included herein to reflect the correct balances. The impact of correcting these errors on net income as reported for fiscal 2011 was a reduction of $3.0 million. (See "Note 2-Revision of Prior Period Financial Statements" in Part II, Item 8 of this Annual Report on Form10-K).
Recent developments
Termination of Proposed Acquisition of PLX Technology, Inc. (PLX)
On April 30, 2012, IDT and PLX had entered into an Agreement and Plan of Merger with PLX Technology, Inc. (PLX) for the acquisition of PLX by IDT (the Agreement). On December 19, 2012, the United States Federal Trade Commission (FTC) filed an administrative complaint challenging IDT’s proposed acquisition of PLX. In response to the FTC’s determination to challenge the proposed acquisition of PLX by IDT, effective December 19, 2012, IDT and PLX mutually agreed to terminate the Agreement. Also on December 19, 2012, IDT withdrew its related exchange offer (the Offer) to acquire all of the issued and outstanding shares of common stock, $0.001 par value, of PLX and instructed Computershare, the exchange agent for the Offer, to promptly return all previously tendered shares.
Associated with the proposed acquisition of PLX, during the fiscal year ended March 31, 2013, IDT incurred approximately $10.7 million in acquisition related costs, respectively, which were included in selling, general and administrative (SG&A) expenses on the Consolidated Statements of Operations.
Credit Facility Termination
In connection with the termination of the proposed PLX acquisition, IDT's management determined that it was in the best interest of IDT to allow its Master Repurchase Agreement with Bank of America, N.A. to lapse undrawn. Associated with the lapse of this credit facility, we expensed $2.5 million in unamortized financing costs to SG&A expense in fiscal 2013.
Acquisition of NXP B.V.'s Data Converter Business
On July 19, 2012, IDT completed an acquisition of certain assets related to technology and products developed for communications analog mixed-signal market applications from NXP B.V. We believe this acquisition will enhance our efforts to increase silicon content in wireless infrastructure markets and that with this acquisition we can offer our customers a one-stop shop for wireless base stations, including radio frequency (RF) components, analog-to-digital converters (ADCs), digital-to-analog converters (DACs), Serial RapidIO® switches and bridges, high-performance timing devices, data compression IP, and power management ICs.
We acquired the communications analog mixed-signal assets for an aggregate cash purchase price of approximately $31.2 million, less a $4.0 million credit from NXP B.V. for certain accrued liabilities assumed from NXP B.V. resulting in a net aggregate purchase price of $27.2 million. We incurred approximately $3.9 million in acquisition related costs, which were included in SG&A expense in the Consolidated Statements of Operations for the year ended March 31, 2013.
Acquisition of Fox Enterprises, Inc.
On April 30, 2012, IDT completed the acquisition of Fox Enterprises, Inc. (Fox), a leading supplier of frequency control products including crystals and crystal oscillators, in an all-cash transaction for approximately $28.9 million, which included $25.7 million in cash paid at closing and $3.2 million which was recorded as a liability representing the fair value of contingent cash consideration of up to $4.0 million based upon the achievement of future financial milestones, which would be payable after 12 months from the acquisition date. As of March 31, 2013, the fair value of the contingent consideration was remeasured based on a revised revenue forecast for the business. As a result, the fair value of the contingent consideration increased $0.2 million to $3.4 million. The change in the fair value of the contingent consideration was recorded in SG&A expense in fiscal 2013. We believe that the combination of Fox's product portfolio with the Company's CrystalFree™ oscillators makes the Company the industry's one-stop shop for frequency control products. In addition, the Company expects this acquisition will help accelerate the adoption of CrystalFree™ by enabling customers to purchase pMEMS and CMOS solid-state oscillators alongside traditional quartz-based components through our established sales channels.
Acquisition of Alvand Technologies, Inc.
On April 16, 2012, IDT completed the acquisition of Alvand Technologies Inc., a leading analog integrated circuits company specializing in data converters, for total purchase consideration of approximately $23.3 million, of which $20.5 million was paid in cash at closing and $2.8 million was recorded as a liability representing the fair value of contingent cash consideration of up to $4.0 million based upon the achievement of future product development milestones to be completed within 36 months following the acquisition date. Payments will be made on a proportionate basis upon the completion of each milestone. As of March 31, 2013, the fair value of the contingent consideration was re-measured based on a revised product development forecast for the business. As a result, the fair value of the contingent consideration increased $0.5 million to $3.3 million. The change in the fair value of the contingent consideration was recorded in SG&A expense in fiscal 2013.

Discontinued operations
On September 26, 2011, we completed the transfer of certain assets related to IDT’s Hollywood Quality Video (HQV) and Frame Rate Conversion (FRC) video processing product lines to Qualcomm pursuant to an Asset Purchase Agreement. The sale of these HQV and FRC video processing assets was intended to allow us to intensify focus on our analog-intensive mixed-signal, timing, and interface and solutions. Upon the closing of the transaction, Qualcomm paid us $58.7 million in cash consideration, of which $6.0 million will be withheld in an escrow account for a period of two years and is included in our consolidated balance sheet as other current assets. Our HQV and FRC product lines represented a significant portion of our video business assets. In the second quarter of fiscal 2012, we recorded a gain of $45.9 million related to this divestiture.
On August 1, 2012, we completed the transfer of the remaining assets of our video business to Synaptics for $5.0 million in cash pursuant to an Asset Purchase Agreement. In connection with the divestiture, 47 employees were transferred to Synaptics. In the second quarter of fiscal 2013, we recorded a gain of $0.9 million related to this divestiture.
Divestitures
Sale of Smart Meter Business. On March 7, 2013, we completed the sale of our smart metering business and related assets to Atmel Corporation for $10.3 million in cash, of which $1.0 million will be withheld in an escrow account for a period of one year. In the fourth quarter of fiscal 2013, we recorded a gain of $8.0 million related to this divestiture. Prior to the divestiture, the smart meter business was part of a larger cash-flow generating product group and did not, on its own, represent a separate operation of the Company and, therefore, this sale did not qualify as discontinued operations.
Overview
The following table and discussion provide an overview of our operating results from continuing operations for fiscal 2013, 2012 and 2011:

	Fiscal Year End
(in thousands, except for percentage)	March 31, 2013	April 1, 2012	April 3, 2011
Revenues	$487,236	$526,696	$605,389
Gross profit	$269,600	$280,506	$328,942
As a % of revenues	55%	53%	54%
Operating income (loss)	$(25,917)	$20,850	$70,857
As a % of revenues	(5)%	4%	12%
Net income (loss) from continuing operations	$(15,924)	$37,323	$93,826
As a % of revenues	(3)%	7%	15%
Our revenues decreased by $39.5 million, or 7.5%, to $487.2 million in fiscal 2013 compared to fiscal 2012.  The decrease was primarily due to a decrease in unit shipments as we experienced reduced demand for our products in the Computing and Consumer market segment which was offset in part by increased demand for products in the Communications market segment. Gross profit decreased by $10.9 million in fiscal 2013 as compared to fiscal 2012 primarily as a result of lower revenues. Gross profit as a percentage of net revenues was 55% in fiscal 2013 as compared to 53% in fiscal 2012. The fiscal 2013 increase in gross profit percentage was primarily due to an increased mix of higher margin products as compared to fiscal 2012. Our operating income decreased from $20.9 million in fiscal 2012 to an operating loss of $25.9 million in fiscal 2013 primarily due to lower revenues and an increase in operating expenses.  Net loss from continuing operations in fiscal 2013 was $15.9 million and included an $8.0 million gain from the sale of our smart metering business. This compares to fiscal 2012 net income from continuing operations of $37.3 million which included a $20.7 million gain from the sale of our wafer fabrication facility. We ended fiscal 2013 with cash and cash equivalents and short-term investments of $297.2 million. We generated $44.0 million in cash from operations in fiscal 2013, received $17.4 million in proceeds from employee stock transactions, and received $14.2 million in proceeds from divestitures. These proceeds were offset by $76.2 million used for acquisitions and $27.9 million for the purchases of property, plant and equipment.

Results of Operations
Revenues

Revenues by segment:	Fiscal Year Ended
(in thousands)	March 31, 2013	April 1, 2012	April 3, 2011
Communications	$260,968	$248,370	$291,426
Computing and Consumer	226,268	278,326	313,963
Total revenues	$487,236	$526,696	$605,389

Product groups representing greater than 10% of net revenues:	Fiscal Year Ended
As a percentage of net revenues	March 31, 2013	April 1, 2012	April 3, 2011
Communications:
Communications timing products	24%	18%	18%
All others less than 10% individually	30%	29%	30%
Total communications	54%	47%	48%

Computing and Consumer:
Consumer and computing timing products	19%	21%	23%
Memory interface products	16%	18%	15%
All others less than 10% individually	11%	14%	14%
Total computing and consumer	46%	53%	52%

Total	100%	100%	100%
Communications Segment
Revenues in our Communications segment increased $12.6 million, or 5%, to $261.0 million in fiscal 2013 as compared to fiscal 2012. This increase was driven primarily from a $20.0 million increase in communications timing products which included a $20.0 million increase from the acquisition of Fox which was completed in the first quarter of fiscal 2013 combined with a $14.4 million increase in flow-control management devices as we experienced increased demand driven by customers in the communications wireless base station market. These increases we offset in part by a general demand decrease for most other products within this market segment which declined in-line with market conditions.
In fiscal 2012, revenues in our Communications segment decreased $43.1 million, or 15%, compared to fiscal 2011 as a result of reduced customer demand for most products in this segment. In general, demand for most products within this market segment declined in-line with market conditions, with the exception of revenues from our flow control management products which increased 21% as compared to the prior year.
Computing and Consumer Segment
Revenues in our Computing and Consumer segment decreased $52.1 million, or 19%, to $226.3 million in fiscal 2013 as compared to fiscal 2012, as a result of reduced demand. In general, demand for most products within this market segment declined in-line with market conditions.
In fiscal 2012, revenues in our Computing and Consumer segment decreased $35.6 million, or 11%, as compared to fiscal 2011 as a result of reduced demand. In general, demand for most products within this market segment declined in-line with market conditions, with the exception of increased demand for our memory interface products as a result of continued growth in demand for our DDR3 products.
Revenues by Region
Revenues in APAC (excluding Japan), Americas, Japan and Europe accounted for 64%, 16%, 8% and 12%, respectively, of consolidated revenues in fiscal 2013 compared to 66%, 15%, 8% and 11%, respectively, of our consolidated revenues in fiscal

2012. Revenues in APAC, Americas, Japan and Europe accounted for 65%, 16%, 9% and 10%, respectively, of consolidated revenues in fiscal 2011.  The APAC region continues to be our largest region, as many of our customers utilize manufacturers in that region.
Deferred Income on Shipments to Distributions
Included in the Balance Sheet caption “Deferred income on shipments to distributors” are amounts related to shipments to certain distributors for which revenue is not recognized until our product has been sold by the distributor to an end customer. The components as of March 31, 2013 and April 1, 2012 are as follows:

(in thousands)	March 31, 2013	April 1, 2012
Gross deferred revenue	$17,581	$17,883
Gross deferred costs	(3,042)	(3,620)
Deferred income on shipments to distributors	$14,539	$14,263
The gross deferred revenue represents the gross value of shipments to distributors at the list price billed to the distributor less any price protection credits provided to them in connection with reductions in list price while the products remain in their inventory.  Based on our history, the amount ultimately recognized as revenue is generally less than the gross deferred revenue as a result of ship from stock pricing credits, which are issued in connection with the sell through of the product to an end customer.  As the amount of price adjustments subsequent to shipment is dependent on the overall market conditions, the levels of these adjustments can fluctuate significantly from period to period. Historically, the price adjustments have represented an average of approximately 31.5% of the list price billed to the customer.  As these credits are issued, there is no impact to working capital as this reduces both accounts receivable and deferred revenue.  The gross deferred costs represent the standard costs (which approximate actual costs) of products we sell to the distributors.
Gross Profit

	Fiscal Year Ended
	March 31, 2013	April 1, 2012	April 3, 2011
Gross Profit (in thousands)	$269,600	$280,506	$328,942
Gross Profit Percentage	55%	53%	54%
Gross profit decreased $10.9 million, or 4%, in fiscal 2013 compared to fiscal 2012 primarily due to lower revenue levels. However, gross profit as a percentage of revenues increased 2% in fiscal 2013 compared to fiscal 2012. Our gross profit percentage in fiscal 2013 was favorably impacted, as compared to fiscal 2012, by an increased product shipment mix of communications products, which in general have a higher gross profit percentage than our consumer and computer products. In addition, fiscal 2013 gross profit percentage was favorably impacted, as compared to fiscal 2012, by the reduction of $4.6 million in expenses associated with the transfer of fabrication production to third-party foundries which was completed in the fourth quarter of fiscal 2012. As of March 31, 2013, the balance of inventory buffer stock which was built in anticipation of the transition of wafer fabrication activities totaled approximately $4.8 million.
In fiscal 2012, gross profit decreased $48.4 million, or 15%, compared to fiscal 2011 and gross profit percentage decreased 1% in fiscal 2012 compared to fiscal 2011.  Our gross profit percentage was negatively affected by $4.9 million primarily due to lower fixed manufacturing capacity utilization combined with a $1.8 million increase in charges for excess inventory reserves, which was offset in part by a $3.4 million release of severance and other accrued expenses associated with the transition of our wafer fabrication activities. During the fourth quarter of fiscal 2012, we completed the transition of wafer fabrication activities from our Oregon fab to third-party foundries. As of April 1, 2012, the balance of inventory buffer stock which was built in anticipation of the transition of wafer fabrication activities totaled approximately $13 million.

Operating Expenses
The following table presents our operating expenses for fiscal years 2013, 2012 and 2011, respectively:

	March 31, 2013		April 1, 2012		April 3, 2011
(in thousands, except for percentages)	Dollar Amount	% of Net Revenues	Dollar Amount	% of Net Revenues	Dollar Amount	% of Net Revenues
Research and development	$169,833	35%	$158,749	30%	$154,465	26%
Selling, general and administrative	$125,684	26%	$100,907	19%	$103,620	17%
Research and Development (R&D)
R&D expense increased $11.1 million, or 7%, to $169.8 million in fiscal 2013 compared to fiscal 2012. The increase was primarily due to a $1.5 million increase in employee compensation costs associated with increased R&D headcount which include additions from the acquisitions of Fox, NXP B.V.'s data converter business and Alvand Technologies. An additional $1.9 million of expenses related to transitional services provided by NXP B.V. in connection with the purchase of their data converter assets, a $3.7 million increase in engineering design tool license costs, a $1.4 million increase in depreciation and other equipment costs, a $1.5 million increase in severance expenses and a $1.1 million increase in rent expense.
R&D expense increased $4.3 million, or 3%, to $158.7 million in fiscal 2012 compared to fiscal 2011.  The increase was primarily attributable to a $4.1 million increase in salaries and wages associated with increased R&D headcount combined with $2.8 million in increase in outside R&D consulting expenses, which were offset in part by a $4.1 million reduction in accrued variable incentive compensation expenses.
Selling, General and Administrative (SG&A)
SG&A expenses increased $24.8 million, or 25%, to $125.7 million in fiscal 2013 compared to fiscal 2012.  The increase was primarily the result of $11.7 million increase in acquisition related legal and consulting costs, $3.0 million in late-fee cost associated with the delay of the closing of the acquisition of NXP's high-speed data converter assets, $3.6 million increase in employee compensation and benefits associated with increased SG&A headcount, a $2.5 million expense for the amortization of capitalized financing costs, a $2.2 million increase in amortization expense primarily due to the increase in intangibles acquired from Fox and NXP B.V.'s data converter business, a $1.6 million in expenses related to stockholder activities, a $0.9 million increase in severance expenses and $0.7 million decrease in all other SG&A expenses.
SG&A expenses decreased $2.7 million, or 3%, to $100.9 million in fiscal 2012 compared to fiscal 2011.  The decrease in SG&A was primarily the result of a $1.7 million decrease in variable incentive compensation, a $1.5 million decrease in outside professional fees for legal, tax and other services, a $0.8 million decrease in intangible amortization expenses, a $0.7 million decrease in sales representative commissions and a $0.6 million decrease in depreciation and equipment expenses which were offset in part by a $3.0 million increase in salaries and wages and other employee benefit costs.
Other-Than-Temporary Impairment Loss on Investment
We account for our equity investments in privately held companies under the cost method. These investments are subject to periodic impairment review and measured and recorded at fair value when they are deemed to be other-than-temporarily impaired. In determining whether a decline in value of our investments has occurred and is other than temporary, an assessment is made by considering available evidence, including the general market conditions, the investee’s financial condition, near-term prospects, market comparables and subsequent rounds of financing. The valuation also takes into account the investee’s capital structure, liquidation preferences for its capital and other economic variables. The valuation methodology for determining the decline in value of non-marketable equity securities is based on inputs that require management judgment. In fiscal 2013, we determined that the value certain non-marketable private equity investments were impaired and we recorded $1.7 million in other-than-temporary impairment losses during the period. In fiscal 2012, we determined that the value certain non-marketable private equity investments were impaired and we recorded $3.4 million in other-than-temporary impairment losses during the period.
Restructuring Charges
During fiscal 2013, we recorded restructuring charges of $4.3 million for multiple reduction in workforce actions. The Company reduced its total headcount from these actions by approximately 124 employees with reductions affecting all functional areas and various locations. During fiscal 2013, the Company paid $3.1 million in severance costs associated with these actions. As of March 31, 2013, the total accrued balance for employee severance costs related to these restructuring actions was $1.2 million. The Company expects to complete these restructuring actions in the first quarter of fiscal 2014.

In connection with the Company's divestiture of its smart metering business, during fiscal 2013, the Company recorded $0.3 million in restructuring expenses for employee severance costs. The Company expects to pay out these severance costs in the first quarter of fiscal 2014.
In connection with our divestiture of our video processing product lines, during fiscal 2012, we recorded $3.6 million in restructuring expenses for employee retention costs. These costs have been classified within discontinued operations. During fiscal 2013, we recorded an additional $1.1 million employee retention costs under this plan. These charges were recorded within discontinued operations. We paid $4.7 million in fiscal 2013 and completed this restructuring action.
In connection with our transition of the manufacture of products to Taiwan Semiconductor Manufacturing Limited (TSMC), we accrued restructuring expenses of $4.8 million for severance payments and other benefits associated with this restructuring action in fiscal 2010. During fiscal 2012, we decreased this accrual by $3.1 million based on the actual number of employees that were offered employment with the acquirer of the wafer fabrication facility. During fiscal 2012, we recorded prior period adjustments of $4.1 million for employee retention costs related to fiscal 2010 and fiscal 2011 (see "Note 2 – Revision of Prior Period Financial Statements" in Part II, Item 8 of this Annual Report on Form 10-K) and an additional $2.5 million for employee retention costs was recorded in fiscal 2012. During fiscal 2013, we paid $1.0 million in employee retention costs and completed the restructuring action to exit wafer production operations at our Oregon fabrication facility.
In connection with discontinuing manufacturing operations at our Singapore facility, we exited our leased facility in Singapore in fiscal 2011. As a result, we recorded lease impairment charges of approximately $0.5 million in fiscal 2011, which represented the future rental payments under the agreements, reduced by an estimate of sublease incomes, and discounted to present value using an interest rate applicable to us. These charges were recorded as cost of goods sold. Since the initial restructuring, we have made lease payments of $0.5 million, completing the final payment of the facility lease charges during fiscal 2013.
Gain on Divestitures (not accounted as discontinued operations)
Sale of Smart Meter Business
On March 7, 2013, we completed the sale of our smart metering business and related assets to Atmel Corporation for $10.3 million in cash, of which $1.0 million will be withheld in an escrow account for a period of one year. In the fourth quarter of fiscal 2013, we recorded a gain of $8.0 million related to this divestiture. Prior to the divestiture, the smart meter business was part of a larger cash-flow generating product group and did not, on its own, represent a separate operation of the Company and, therefore, this sale did not qualify as discontinued operations.
Wafer fabrication facility
On January 31, 2012, we completed the sale of our wafer fabrication facility located in Hillsboro, Oregon and related assets and specific liabilities to Jireh Semiconductor Incorporated, an Oregon corporation and wholly-owned subsidiary of Alpha and Omega Semiconductor Limited (AOS) for $26.3 million in cash, of which $5.0 million was received as a purchase option deposit in fiscal 2011. As discussed above, in fiscal 2012, we recorded gain on divestiture of $20.7 million on the sale of our wafer fabrication facility in Oregon.
Interest Income and Other, Net
The components of interest income and other, net are summarized as follows:

	Fiscal Year Ended
(in thousands)	March 31, 2013	April 1, 2012	April 3, 2011
Interest income	$439	$459	$1,051
Interest expense	(1,479)	(1,319)	(35)
Other income (expense), net	2,748	(258)	2,681
Interest income (expense) and other, net	$1,708	$(1,118)	$3,697
Interest income is derived from earnings on our cash and short term investments. Interest expense is primarily due to charges associated with the credit facility with Bank of America which was established in the first quarter of fiscal 2012.  Other income (expense), net primarily consists of gains or losses in the value of deferred compensation plan assets, foreign currency gains or losses and other non-operating gains or losses. The increase in other income of $3.0 million in fiscal 2013 as compared to fiscal 2012 was primarily attributable to $2.0 million of death benefit proceeds received in fiscal 2013 under life insurance policies purchased with the intention of funding deferred compensation plan liabilities combined with $0.9 million in gains on deferred compensation plan assets for fiscal 2013 compared to $0.1 million in fiscal 2012.

Income Tax Expense (Benefit)
We recorded an income tax benefit of $2.0 million in fiscal 2013, an income tax provision of $0.2 million in fiscal 2012 and an income tax benefit of $19.4 million in fiscal 2011. The income tax benefit in fiscal 2013 was primarily due to release of valuation allowance on the acquired Fox deferred tax liability, and was offset by foreign income tax expenses. The income tax provision in fiscal 2012 was primarily due to foreign tax expenses. The income tax benefit in fiscal 2011 was primarily attributable to a one-time tax benefit of $20.1 million associated with the effective settlement of an IRS audit for the fiscal years from 2001 to 2008.  In the fourth quarter of fiscal 2011, we entered into a Closing Agreement with the IRS on the “buy-in payment” for our tax structure and Extraterritorial Income Exclusion for exported products outside the U.S.  The total tax adjustments increased taxable income and reduced our net operating loss carryforward by $59.5 million.
As of March 31, 2013, we continued to maintain a valuation allowance against our net U.S. and foreign deferred tax assets, as we could not conclude that it is more likely than not that we will be able to realize our U.S. and foreign deferred tax assets in the foreseeable future. We will continue to evaluate the release of the valuation allowance on a quarterly basis.
As of March 31, 2013, we are subject to examination in the U.S. federal tax jurisdiction for the fiscal years beginning with 2009. In February 2013, the IRS informed us it would commence a tax audit for fiscal years beginning 2011 through 2012. Although the final outcome is uncertain, based on currently available information, we believe that the ultimate outcome will not have a material adverse effect on our financial position, cash flows or results of operations.
Liquidity and Capital Resources
Our cash and cash equivalents and short-term investments were $297.2 million at March 31, 2013, a decrease of $28.3 million compared to April 1, 2012.  We had no outstanding debt at March 31, 2013 or April 1, 2012.
Cash Flows from Operating Activities
Net cash provided by operating activities totaled $44.1 million in fiscal 2013 compared to $33.8 million in fiscal 2012 and $74.4 million in fiscal 2011. Cash provided by operating activities in fiscal 2013 consisted of our net loss of $20.2 million, as adjusted to add back depreciation, amortization, gain on divestitures, stock compensation and other non-cash items totaling $43.8 million; and $20.4 million in cash provided by changes in working capital requirements primarily related to increases and decreases in assets and liabilities. In fiscal 2013, excluding the effects of acquisitions, proceeds from changes in working capital requirements included a decrease of $15.9 million in prepaid and other assets (primarily due to a $7.7 million reduction in prepaid design tool licenses combined with the receipt of $2.6 million in escrow funds from the wafer fab sale, a $2.9 million reduction in capitalized financing costs and a $2.7 million reduction in all other prepaid and other assets), a $15.5 million decrease in inventory primarily due to shipments exceeding inventory build and a $2.5 million decrease in accounts receivable due to reduced shipment levels. Uses of cash for changes in working capital requirements included a $6.9 million decrease in accrued compensation, which was primarily due to the payout of severance and retention bonus payouts associated with business divestitures, a $3.2 million decrease in accounts payable due to reduced outside subcontract manufacturing activities and a $3.4 million decrease in all other accrued liabilities.
In fiscal 2012, net cash provided by operating activities consisted of our net income, as adjusted to exclude gain on divestitures of $66.6 million and depreciation, amortization and other non-cash items totaling $54.9 million, and cash used for working capital requirements primarily related to decreases in accounts payable, other accrued liabilities and accrued compensation partially offset by a decrease in accounts receivable.  A decrease in accounts payable of $12.2 million was primarily attributable to reduced inventory subcontract activities in the fourth quarter of fiscal 2012 combined with the timing of payments. A decrease in other accrued liabilities of $13.2 million was primarily due to decreases in accrued severance costs, supplier obligations and miscellaneous payables. Accrued compensation decreased by $5.8 million primarily due to mid-year payouts made in the third quarter of fiscal 2012 and reduced incentive bonus accruals for fiscal 2012 as compared to fiscal 2011. A decrease in accounts receivable of $21.2 million was primarily the result of a decrease in sales.
In fiscal 2011, net cash provided by operating activities consisted of our net income, as adjusted to exclude depreciation, amortization and other non-cash items totaling $54.4 million; and cash used for working capital requirements primarily related to an increase in accounts receivable and inventory partially offset by a decrease in income tax payable. An increase in accounts receivable of $12.0 million was primarily attributable to the increase in sales and the timing of shipments. An increase in inventory of $15.3 million was primarily attributable to increased inventory in work in process to support increased higher shipment levels combined with our build-ahead of inventory in anticipation of our wafer fabrication transition to the third-party foundry. The decrease in income tax payable of $19.5 million was due to our effective tax settlement with the IRS in the fourth quarter of fiscal 2011.
Cash Flows from Investing Activities
Net cash used for investing activities in fiscal 2013 was $65.8 million compared to net cash provided by investing activities of $47.5 million in fiscal 2012 and net cash used for investing activities of $0.4 million in fiscal 2011.  Net cash used by investing activities in fiscal 2013 was primarily due to $68.3 million paid for the acquisitions of Fox, Alvand Technologies and NXP B.V.

data converter business, $7.8 million paid to escrow in association with these acquisitions, $27.9 million of expenditures to purchase capital equipment partially offset by net proceeds of $24.0 million from the net sale of short-term investments and $14.2 million of proceeds from sale of video processing business and smart meter business.
In fiscal 2012, net cash provided by investing activities primarily consisted of $70.2 million of proceeds from divestitures, net proceeds of $4.0 million from the sale of short-term investments and the receipt of $2.6 million on the sale of a non-marketable security partially offset by $22.4 million of expenditures to purchase capital equipment, $5.0 million paid for the purchase of intangible assets and $2.0 million paid for the acquisition of Nethra Imaging business.
In fiscal 2011, net cash used for investing activities primarily consisted of expenditures of $12.5 million to purchase capital equipment, payment of $7.4 million for IKOR acquisition and the purchase of a non-marketable security of $5.5 million partially offset by net proceeds from the sale of short-term investments of $25.0 million.
Cash Flows from Financing Activities
Net cash provided by financing activities was $17.4 million in fiscal 2013 as compared to net cash used for financing activities of $50.6 million in fiscal 2012 and $90.8 million in fiscal 2011.
Cash provided by financing activities in fiscal 2013, was primarily due to proceeds of approximately $17.4 million from the exercise of employee stock options and the issuance of stock under our employee stock purchase plan.
In fiscal 2012, cash used for financing activities was primarily due to repurchases of approximately $67.5 million of IDT common stock, partially offset by proceeds of approximately $16.3 million from the exercise of employee stock options and the issuance of stock under our employee stock purchase plan.
In fiscal 2011, cash used for financing activities was primarily the result of proceeds from the exercise of employee stock options and the issuance of stock under our employee stock purchase plan.
We anticipate capital expenditures of approximately $20 million to $30 million during fiscal 2014 to be financed through cash generated from operations and existing cash and investments.
Cash equivalents are highly liquid investments with original maturities of three months or less at the time of purchase. We maintain the cash and cash equivalents with reputable major financial institutions. Deposits with these banks may exceed the Federal Deposit Insurance Corporation (FDIC) insurance limits or similar limits in foreign jurisdictions. These deposits typically may be redeemed upon demand and, therefore, bear minimal risk. In addition, a significant portion of cash equivalents is concentrated in money market funds which are invested primarily in U.S. government treasuries. While we monitor daily the cash balances in our operating accounts and adjust the balances as appropriate, these balances could be affected if one or more of the financial institutions with which we deposit fails or is subject to other adverse conditions in the financial markets. As of March 31, 2013, we had not experienced any loss or lack of access to our invested cash or cash equivalents in our operating accounts.  However, we can provide no assurances that access to our invested cash and cash equivalents will not be affected by adverse conditions in the financial markets. See Item 1A-“Risk Factors: Global economic conditions may adversely affect our business and results of operations.”
In addition, as much of our revenues are generated outside the U.S., a significant portion of our cash and investment portfolio accumulates in the foreign countries in which we operate. At March 31, 2013, we had cash, cash equivalents and investments of approximately $226.5 million invested overseas in accounts belonging to various IDT foreign operating entities. While these amounts are primarily invested in U.S. dollars, a portion is held in foreign currencies, and all offshore balances are exposed to local political, banking, currency control and other risks. In addition, these amounts may be subject to tax and other transfer restrictions.
All of our short-term investments which are classified as available-for-sale investments are subject to a periodic impairment review. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. This determination requires significant judgment. For publicly traded investments, impairment is determined based upon the specific facts and circumstances present at the time, including a review of the closing price over the length of time, general market conditions and our intent and ability to hold the investment for a period of time sufficient to allow for recovery. Although we believe the portfolio continues to be comprised of sound investments due to high credit ratings and government guarantees of the underlying investments, a further decline in the capital and financial markets would adversely impact the market values of its investments and their liquidity. We continually monitor the credit risk in our portfolio and future developments in the credit markets and make appropriate changes to our investment policy as deemed necessary. We did not record any other-than-temporary impairment charges related to our short-term investments in fiscal 2013 and fiscal 2012.

Contractual Obligations and Commercial Commitments
The following table summarizes our contractual arrangements at March 31, 2013 and the expected timing and effects of these commitments on our liquidity and cash flow in future periods:

	Payments Due by Period
		Less Than	1-2	3-4	5 Years and
(in thousands)	Total	1 Year	Years	Years	Thereafter
Operating leases	$14,753	$4,540	$5,639	$3,659	$915
Other supplier obligations (1)	10,296	6,190	4,106	—	—

(1)	Other supplier obligations represent payments due under various software design tool and technology license agreements.
As of March 31, 2013, our unrecognized tax benefits were $26.6 million, of which $0.5 million are classified as long-term liabilities and $26.1 million which are netted against deferred tax assets. In addition, we have $14.6 million of amounts payable related to obligations under our deferred compensation plan, which are classified as long-term liabilities. At this time, we are unable to make a reasonably reliable estimate of the timing of payments, if any, in individual years due to uncertainties in the timing or outcomes of either actual or anticipated tax audits and the timing of employee departures.  As a result, these amounts are not included in the table above.
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
We believe that existing cash and investment balances, together with cash flows from operations, will be sufficient to meet our working capital and capital expenditure needs through at least fiscal 2014. We may choose to investigate other financing alternatives; however, we cannot be certain that additional financing will be available on satisfactory terms.
Off-Balance Sheet Arrangements
As of March 31, 2013, we did not have any off-balance sheet arrangements, as defined under SEC Regulation S-K Item 303(a)(4)(ii), other than the items discussed in "Note 16 – Commitments and Contingencies – Commitments” in Part II, Item 8 of this Annual Report on Form 10-K.
Recent Accounting Pronouncements
For further information, please see “Note 1 – Summary of Significant Accounting Policies” in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our interest rate risk relates primarily to our short-term investments of $166.3 million and $190.5 million as of March 31, 2013 and April 1, 2012, respectively.  By policy, we limit our exposure to long-term investments and mitigate the credit risk through diversification and adherence to a policy requiring the purchase of highly-rated securities. As of March 31, 2013 and April 1, 2012, the Company’s cash, cash equivalents and investment portfolio was concentrated in securities with same day liquidity and at the end of fiscal 2013, a substantial majority of securities in our investment portfolio had maturities of less than two years. A hypothetical 10% change in interest rates will not have a material effect on the value of our investment portfolio as of March 31, 2013.  We do not currently use derivative financial instruments in our investment portfolio.
At March 31, 2013 and April 1, 2012, we had no outstanding debt.
We are exposed to foreign currency exchange rate risk as a result of international sales, assets and liabilities of foreign subsidiaries, local operating expenses of our foreign entities and capital purchases denominated in foreign currencies.  We may use derivative financial instruments to help manage our foreign currency exchange exposures.  We do not enter into derivatives for speculative or trading purposes. We have foreign exchange facilities used for hedging arrangements with banks that allow the Company to enter into foreign exchange contracts totaling approximately $20.0 million, all of which was available at March 31, 2013. We performed a sensitivity analysis as of March 31, 2013 and April 1, 2012 and determined that, without hedging the exposure, a 10% change in the value of the U.S. dollar would result in an approximate 0.5% and 0.4% impact on gross profit margin percentage, respectively, as we operate manufacturing testing facility in Malaysia, and an approximate 1.4% and 0.9% impact to operating expenses (as a percentage of revenue), respectively, as we operate sales offices in Japan and throughout Europe and design centers in the U.S., China, and Canada.  At March 31, 2013 and April 1, 2012, we had no outstanding foreign exchange contracts.
We did not have any currency exposure related to any outstanding capital purchases as of March 31, 2013 and April 1, 2012.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Integrated Device Technology, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index appearing under item 15(a)(1), present fairly, in all material respects, the financial position of Integrated Device Technology, Inc. and its subsidiaries at March 31, 2013 and April 1, 2012, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2013 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index under item 15(a)(2)  presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management's Report on Internal Control Over Financial Reporting, management has excluded Fox Enterprises, Inc. (Fox) from its assessment of internal control over financial reporting as of March 31, 2013 because Fox was acquired in a purchase business combination in April 2012. We have also excluded Fox from our audit of internal control over financial reporting. Fox is a wholly-owned subsidiary of the Company whose total assets and total revenues represented approximately 5% and 4%, respectively, of the related consolidated financial statement amounts as of and for the year ended March 31, 2013.

/s/ PricewaterhouseCoopers LLP

San Jose, CA
May 29, 2013

INTEGRATED DEVICE TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)	March 31, 2013	April 1, 2012
Assets
Current assets:
Cash and cash equivalents	$130,837	$134,924
Short-term investments	166,333	190,535
Accounts receivable, net of allowances of $2,787 and $3,009	62,083	60,609
Inventories	56,555	71,780
Income tax receivable	192	417
Prepayments and other current assets	24,505	23,267
Total current assets	440,505	481,532
Property, plant and equipment, net	74,988	69,984
Goodwill	144,924	96,092
Acquisition-related intangible assets, net	48,602	40,548
Deferred non-current tax assets	671	179
Other assets	18,889	29,299
Total assets	$728,579	$717,634
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$23,244	$25,211
Accrued compensation and related expenses	21,090	26,156
Deferred income on shipments to distributors	14,539	14,263
Deferred tax liabilities	1,000	421
Other accrued liabilities	14,652	13,443
Total current liabilities	74,525	79,494
Deferred tax liabilities	1,552	1,552
Long-term income tax payable	454	706
Other long-term liabilities	22,022	16,494
Total liabilities	98,553	98,246
Commitments and contingencies (Note 16)	—	—
Stockholders' equity:
Preferred stock: $.001 par value: 10,000 shares authorized; no shares issued	—	—
Common stock: $.001 par value: 350,000 shares authorized; 146,253 and 142,194 shares outstanding at March 31, 2013 and April 1, 2012, respectively	146	142
Additional paid-in capital	2,407,998	2,377,315
Treasury stock at cost: 90,426 shares and 90,426 shares at March 31, 2013 and April 1, 2012, respectively	(977,296)	(977,296)
Accumulated deficit	(802,308)	(782,136)
Accumulated other comprehensive income	1,486	1,363
Total stockholders' equity	630,026	619,388
Total liabilities and stockholders' equity	$728,579	$717,634

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
(In thousands, except per share data)	March 31, 2013	April 1, 2012	April 3, 2011
Revenues	$487,236	$526,696	$605,389
Cost of revenues	217,636	246,190	276,447
Gross profit	269,600	280,506	328,942
Operating expenses:
Research and development	169,833	158,749	154,465
Selling, general and administrative	125,684	100,907	103,620
Total operating expenses	295,517	259,656	258,085
Operating income (loss)	(25,917)	20,850	70,857
Gain on divestitures	7,986	20,656	—
Other-than-temporary impairment loss on investments	(1,708)	(2,797)	—
Interest income (expense) and other, net	1,708	(1,118)	3,697
Income (loss) before income taxes from continuing operations	(17,931)	37,591	74,554
Income tax expense (benefit)	(2,007)	268	(19,272)
Net income (loss) from continuing operations	(15,924)	37,323	93,826

Discontinued operations:
Gain from divestiture	886	45,939	—
Loss from discontinued operations before income taxes	(5,131)	(24,891)	(24,260)
Income tax expense (benefit)	3	(89)	(85)
Net income (loss) from discontinued operations	(4,248)	21,137	(24,175)

Net income (loss)	$(20,172)	$58,460	$69,651

Basic net income (loss) per share – continuing operations	$(0.11)	$0.26	$0.61
Basic net income (loss) per share – discontinued operations	$(0.03)	$0.15	$(0.16)
Basic net income (loss) per share	$(0.14)	$0.41	$0.45

Diluted net income (loss) per share – continuing operations	$(0.11)	$0.26	$0.60
Diluted net income (loss) per share – discontinued operations	$(0.03)	$0.14	$(0.15)
Diluted net income (loss) per share	$(0.14)	$0.40	$0.45

Weighted average shares:
Basic	144,014	143,958	154,511
Diluted	144,014	145,848	155,918

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Fiscal Year Ended
(in thousands)	March 31, 2013	April 1, 2012	April 3, 2011
Net income (loss)	$(20,172)	$58,460	$69,651
Other comprehensive income (loss), net of taxes:
Currency translation adjustments, net of tax	235	(383)	978
Change in net unrealized loss on investments, net of tax	(35)	(61)	(217)
Actuarial loss on post-employment and post-retirement benefit plans, net of tax	(77)	—	—
Total other comprehensive income (loss)	123	(444)	761
Comprehensive income (loss)	$(20,049)	$58,016	$70,412

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
(in thousands)	March 31, 2013	April 1, 2012	April 3, 2011
Cash flows provided by operating activities:
Net income (loss)	$(20,172)	$58,460	$69,651
Adjustments:
Depreciation	20,089	18,818	17,986
Amortization of intangible assets	20,546	16,489	19,932
Asset impairment	584	—	—
Gain from divestitures	(8,872)	(66,595)	—
Stock-based compensation expense, net of amounts capitalized in inventory	13,272	16,795	16,529
Other-than-temporary impairment loss on investments	1,708	2,797	—
Deferred tax provision	(3,492)	90	120
Tax benefit from share-based payment arrangements	—	(562)	(1,487)
Changes in assets and liabilities (net of amounts acquired):
Accounts receivable, net	2,483	21,189	(12,005)
Inventories	15,510	(4,802)	(15,280)
Prepayments and other assets	15,921	(637)	1,808
Accounts payable	(3,163)	(12,154)	978
Accrued compensation and related expenses	(6,933)	(5,767)	10,357
Deferred income on shipments to distributors	(245)	1,410	(5,908)
Income taxes payable and receivable	929	1,439	(19,476)
Other accrued liabilities and long-term liabilities	(4,091)	(13,193)	(8,814)
Net cash provided by operating activities	44,074	33,777	74,391
Cash flows provided by (used for) investing activities:
Acquisitions, net of cash acquired	(68,341)	(1,957)	(6,247)
Cash in escrow related to acquisitions	(7,816)	—	(1,160)
Proceeds from divestitures	14,237	70,242	—
Purchases of property, plant and equipment, net	(27,854)	(22,396)	(12,510)
Purchase of intangible assets	—	(5,000)	—
Proceeds from sale of non-marketable security	—	2,619	—
Purchases of non-marketable securities	—	—	(5,500)
Purchases of short-term investments	(207,576)	(492,672)	(447,032)
Proceeds from sales of short-term investments	59,850	295,908	42,613
Proceeds from maturities of short-term investments	171,709	200,743	429,413
Net cash provided by (used for) investing activities	(65,791)	47,487	(423)
Cash flows provided by (used for) financing activities:
Proceeds from issuance of common stock	17,395	16,288	15,296
Repurchase of common stock	—	(67,472)	(107,607)
Excess tax benefit from share-based payment arrangements	—	562	1,487
Net cash provided by (used for) financing activities	17,395	(50,622)	(90,824)
Effect of exchange rates on cash and cash equivalents	235	(398)	1,010
Net increase (decrease) in cash and cash equivalents	(4,087)	30,244	(15,846)
Cash and cash equivalents at beginning of period	134,924	104,680	120,526
Cash and cash equivalents at end of period	$130,837	$134,924	$104,680
Supplemental disclosure of cash flow information
Cash paid for:
Interest	$1,374	$1,184	$6
Income taxes, net of refunds	$(84)	$(197)	$(127)
Non-cash investing and financing activities:
Additions to property, plant and equipment	$523	$2,489	$543
The accompanying notes are an integral part of these consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock and Additional Paid-In Capital		Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
(in thousands)	Shares	Dollars
Balance, March 28, 2010	162,878	$2,310,613	$(802,217)	$(910,247)	$1,046	$599,195
Net income	—	—	—	69,651	—	69,651
Other comprehensive income	—	—	—	—	761	761
Issuance of common stock	3,594	15,296	—	—	—	15,296
Repurchase of common stock	(18,120)	—	(107,607)	—	—	(107,607)
Excess tax benefit from stock option	—	1,487	—	—	—	1,487
Stock-based compensation expense	—	16,478	—	—	—	16,478
Balance, April 3, 2011	148,352	2,343,874	(909,824)	(840,596)	1,807	595,261
Net income	—	—	—	58,460	—	58,460
Other comprehensive income (loss)	—	—	—	—	(444)	(444)
Issuance of common stock	4,231	16,288	—	—	—	16,288
Repurchase of common stock	(10,389)	—	(67,472)	—	—	(67,472)
Excess tax benefit from stock option	—	562	—	—	—	562
Stock-based compensation expense	—	16,733	—	—	—	16,733
Balance, April 1, 2012	142,194	2,377,457	(977,296)	(782,136)	1,363	619,388
Net income (loss)	—	—	—	(20,172)	—	(20,172)
Other comprehensive income	—	—	—	—	123	123
Issuance of common stock	4,059	17,395	—	—	—	17,395
Excess tax benefit from stock option	—	—	—	—	—	—
Stock-based compensation expense	—	13,292	—	—	—	13,292
Balance, March 31, 2013	146,253	$2,408,144	$(977,296)	$(802,308)	$1,486	$630,026

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
Basis of Presentation.    The Company's fiscal year is the 52 or 53 week period ending on the Sunday nearest to March 31. Fiscal 2013 included 52 weeks and ended on March 31, 2013. Fiscal 2012 included 52 weeks and ended on April 1, 2012 and fiscal 2011 included 53 weeks and ended on April 3, 2011.
Reclassifications.    Certain fiscal 2012 and fiscal 2011 amounts in the accompanying consolidated financial statements have been reclassified to conform to the fiscal 2013 presentation. These reclassifications had no effect on the previously reported consolidated statements of operations or stockholders’ equity.
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
Inventories.   Inventories are recorded at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market value.  Inventory held at consignment locations is included in finished goods inventory as the Company retains full title and rights to the product.  Inventory valuation includes provisions for excess and obsolete inventory based on management’s forecasts of demand over specific future time horizons and reserves to value the Company's inventory at the lower of cost or market which rely on forecasts of average selling prices (ASPs) in future periods.
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
Income Taxes.  The Company accounts for income taxes under an asset and liability approach that requires the expected future tax consequences of temporary differences between book and tax bases of assets and liabilities be recognized as deferred tax assets and liabilities. Generally accepted accounting principles require the Company to evaluate its ability to realize the value of its net deferred tax assets on an ongoing basis. A valuation allowance is recorded to reduce the net deferred tax assets to an amount that will more likely than not be realized. Accordingly, the Company considers various tax planning strategies, forecasts of future taxable income and its most recent operating results in assessing the need for a valuation allowance. In the consideration of the ability to realize the value of net deferred tax assets, recent results must be given substantially more weight than any projections of future profitability. Since the fourth quarter of fiscal 2003, the Company determined that, under applicable accounting principles, it could not conclude that it was more likely than not that the Company would realize the value of its net deferred tax assets. The Company’s assumptions regarding the ultimate realization of these assets remained unchanged in fiscal 2013 and accordingly, the Company continues to record a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized.
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
In the Asia Pacific region excluding Japan (APAC), the Company has distributors for which revenue is recognized upon shipment, with reserves recorded for the estimated return and pricing adjustment exposures.   The determination of the amount of reserves to be recorded for stock rotation rights requires the Company to make estimates as to the amount of product which will be returned by customers within their limited contractual rights.  The Company utilizes historical return rates to estimate the exposure. In addition, on occasion, the Company can offer pricing adjustments to distributors for product purchased in a given quarter that remains in their inventory.  These amounts are estimated by management based on discussions with customers, assessment of market trends, as well as historical practice.
Shipping and Handling Costs.  The Company includes shipping and handling costs billed to customers in revenues.  The Company’s shipping and handling costs are included in cost of revenues.
Stock-based Compensation. The fair value of employee restricted stock units is equal to the market value of the Company’s common stock on the date the award is granted.  For performance-based restricted stock units, the Company is required to assess the probability of achieving certain financial objectives at the end of each reporting period. Based on the assessment of this probability, which requires subjective judgment, the Company records stock-based compensation expense before the performance criteria are actually fully achieved, which may then be reversed in future periods if the Company determines that it is no longer probable that the objectives will be achieved. The expected cost of each award is reflected over the performance period and is reduced for estimated forfeitures.
The Company estimates the fair value of employee stock options and the right to purchase shares under the employee stock purchase plan using the Black-Scholes valuation model, consistent with the FASB’s authoritative guidance for share-based payments.  Option-pricing models require the input of highly subjective assumptions, including the expected term of options and the expected price volatility of the stock underlying such options.  In addition, the Company is required to estimate the number of stock-based awards that will be forfeited due to employee turnover and true up these forfeiture rates when actual results are different from the Company's estimates.  The Company attributes the value of stock-based compensation to expense on an accelerated method.  Finally, the Company capitalizes into inventory a portion of the periodic stock-based compensation expense that relates to employees working in manufacturing activities.
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
Comprehensive Income (Loss).    Comprehensive income (loss) is comprised of net income and unrealized gains and losses on available-for-sale securities and foreign exchange contracts and changes in pension liabilities. Accumulated other comprehensive income (loss), as presented on the accompanying balance sheets, consists of net unrealized gains and losses on available-for-sale securities and foreign exchange contracts, and changes in pension liabilities, net of tax.
Pensions and Other Post-retirement Plans.    The Company, through its actuaries, utilizes assumptions when estimating the liabilities for pension and other employee benefit plans. These assumptions, where applicable, include the discount rates used to determine the actuarial present value of projected benefit obligations, the rate of increase in future compensation levels, the long-term rate of return on assets and the growth in health care costs. The cost of these benefits is recognized in the Consolidated Financial Statements over an employee’s term of service with the Company, and the accrued benefits are reported as other long-term liabilities on the Consolidated Balance Sheets.
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
Certain Risk and Concentrations.    The Company's most significant potential exposure to credit concentration risk includes debt-security investments, foreign exchange contracts and trade accounts receivable.  The Company’s investment policy addresses sector and industry concentrations, credit ratings and maturity dates.  The Company invests its excess cash primarily in highly-rated money market and short-term debt instruments, diversifies its investments and, by policy, invests only in highly-rated securities to minimize credit risk.
The Company sells integrated circuits to OEMs, distributors and EMSs primarily in the U.S., Europe, Japan and APAC. The Company monitors the financial condition of its major customers, including performing credit evaluations of those accounts which management considers to be high risk, and generally does not require collateral from its customers.   When deemed necessary, the Company may limit the credit extended to certain customers.   The Company’s relationship with the customer, and the customer’s past and current payment experience, are also factored into the evaluation in instances in which limited financial information is available. The Company maintains an allowance for doubtful accounts for probable credit losses, including reserves based upon a percentage of total receivables.  When the Company becomes aware that a specific customer may default on its financial obligation, a specific amount, which takes into account the level of risk and the customer’s outstanding accounts receivable balance, is reserved.  These reserved amounts are classified within selling, general and administrative expenses.  Write-offs of accounts receivable balances were not significant in each of the three fiscal years presented.
Sales through one family of distributors, Maxtek and its affiliates, represented approximately 13%, 15% and 19% of the Company’s revenues in fiscal 2013, 2012 and 2011, respectively.  Sales through another distributor, Avnet, represented approximately 10%, 11% and 13% of the Company’s revenues in fiscal 2013, 2012 and 2011, respectively, and sales through a second other distributor, Uniquest, represented approximately 10% of the Company's revenues in fiscal 2013 and 2012.  No other distributor or single direct or consignment customer represented 10% or more of the Company's total revenues in fiscal 2013, 2012 and 2011. At March 31,

2013, four distributors represented 15%, 15%, 12% and 11% of the Company’s gross accounts receivable. At April 1, 2012, three distributors represented 19%, 16% and 12% of the Company’s gross accounts receivable.
For foreign exchange contracts, the Company manages its potential credit exposure primarily by restricting transactions with only high-credit quality counterparties.
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
Recent Accounting Pronouncements.
Accounting Pronouncements Recently Adopted
The Company adopted the new accounting standard that provides additional guidance on fair value measurements and related disclosures at the beginning of fiscal 2013. This guidance clarifies the application of existing guidance on fair value measurement for non-financial assets and requires the disclosure of quantitative information about the unobservable inputs used in a fair value measurement. The adoption of this guidance had no impact on the Company’s financial statements.
The Company also adopted the new accounting standard that provides an entity the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements at the beginning of fiscal 2013. This amended guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The Company has separately presented the statements of comprehensive income (loss) as part of its audited consolidated financial statements.
The Company also adopted the new accounting standard that amends the previous guidance regarding the testing of goodwill for impairment at the beginning of fiscal 2013. This amended guidance allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity no longer is required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The adoption of this guidance had no impact on the Company’s financial statements.
Accounting Pronouncements Not Yet Effective for Fiscal 2013
In July 2012, the Financial Accounting Standards Board (FASB) issued an amendment to its guidance regarding the testing of indefinite-lived intangible assets for impairment. This amended guidance allows an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with the guidance on the impairment of intangible assets other than goodwill. This amended guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this guidance is not expected to have an impact on the Company’s financial statements.
In February 2013, the FASB issued an amendment to its guidance regarding the reporting of amounts reclassified out of accumulated other comprehensive income. The amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either in the financial statements or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. This amended guidance is effective prospectively for annual periods beginning after December 15, 2012 and interim periods within those years. The adoption of this guidance is not expected to have an impact on the Company’s financial statements.
Note 2. Revision of Prior Period Financial Statements
During the third quarter of fiscal 2012, the Company identified errors primarily related to retention bonuses associated with its plan to close its Oregon manufacturing facility ($6.4 million expense). In addition, the Company had corrected prior period errors in the first and second quarters of 2012 related to retention bonuses ($0.5 million expense) for certain key employees and accounts payable system related issues ($1.0 million benefit), respectively. The Company assessed the materiality of these errors individually and in the aggregate on prior periods’ financial statements in accordance with the SEC’s Staff Accounting Bulletin No. 99 (SAB 99), and concluded that the errors were not material to any of its prior annual or interim financial statements. Further, although the Company also concluded that correcting the errors, on a cumulative basis, would not be material to the expected results of operations for the fiscal year ended April 1, 2012, the Company elected to revise its previously issued financial statements as permitted in the SEC’s Staff Accounting Bulletin No. 108 (SAB 108) regarding immaterial revisions. The Company also elected to revise its previously issued consolidated financial statements the next time they are filed. As each subsequent filing is made in the future, the previous period consolidated financial statements affected by the errors will be revised. The Company has revised the April 3, 2011 consolidated balance sheet and the consolidated statement of operations included herein to reflect the correct balances. The impact of correcting these errors on net income as reported for fiscal 2011 was a reduction of $3.0 million.
Set out below are the line items within the consolidated statement of operations for the fiscal year ended April 3, 2011 that have been affected by the revisions. The revision had no impact on the Company’s total cash flows from operating, investing or financing activities.

	For the Fiscal Year Ended
	April 3, 2011
(in thousands, except per share amounts)	As Reported (1)	Adjustments	As Revised
Consolidated Statement of Operations
Cost of revenues	$273,767	$2,680	$276,447
Gross profit	331,622	(2,680)	328,942
Research and development	154,249	216	154,465
Selling, general and administrative	103,540	80	103,620
Total operating expenses	257,789	296	258,085
Operating income	73,833	(2,976)	70,857
Income from continuing operations before income taxes	77,530	(2,976)	74,554
Income tax benefit	(19,272)	—	(19,272)
Net income from continuing operations	96,802	(2,976)	93,826
Net income	$72,627	$(2,976)	$69,651

Basic income (loss) per share:
Continuing operations	$0.63	$(0.02)	$0.61
Net income (loss)	$0.47	$(0.02)	$0.45

Diluted net income (loss) per share:
Continuing operations	$0.62	$(0.02)	$0.60
Net income (loss)	$0.47	$(0.02)	$0.45

(1) Reflects previously reported amounts as adjusted for discontinued operations (see Note 5).
Note 3. Net Income (Loss) Per Share
Basic net income per share is computed using the weighted-average number of common shares outstanding during the period.  Diluted net income per share is computed using the weighted-average number of common and dilutive potential common shares outstanding during the period. Potential common shares include employee stock options and restricted stock units. For purposes of computing diluted net income per share, weighted-average potential common shares do not include potential common shares that are anti-dilutive under the treasury stock method.

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Fiscal Year Ended
(in thousands, except per share amounts)	March 31, 2013	April 1, 2012	April 3, 2011
Numerator (basic and diluted):
Net income (loss) from continuing operations	$(15,924)	$37,323	$93,826

Denominator:
Weighted average common shares outstanding, basic	144,014	143,958	154,511
Dilutive effect of employee stock options and restricted stock units	—	1,890	1,407
Weighted average common shares outstanding, diluted	144,014	145,848	155,918

Basic net income (loss) per share from continuing operations	$(0.11)	$0.26	$0.61
Diluted net income (loss) per share from continuing operations	$(0.11)	$0.26	$0.60
Potential dilutive common shares of 12.0 million, 11.1 million and 15.0 million pertaining to employee stock options, restricted stock and performance stock units were excluded from the calculation of diluted earnings per share for the fiscal years ended March 31, 2013, April 1, 2012 and April 3, 2011, respectively, because the effect would have been anti-dilutive.
Note 4. Business Combinations
Termination of Proposed Acquisition of PLX Technology, Inc. (PLX)
On April 30, 2012, IDT and PLX had entered into an Agreement and Plan of Merger with PLX Technology, Inc. (PLX) for the acquisition of PLX by IDT (the Agreement). On December 19, 2012, the United States Federal Trade Commission (FTC) filed an administrative complaint challenging IDT’s proposed acquisition of PLX. In response to the FTC’s determination to challenge the proposed acquisition of PLX by IDT, effective December 19, 2012, IDT and PLX mutually agreed to terminate the Agreement. Also on December 19, 2012, IDT withdrew its related exchange offer (the Offer) to acquire all of the issued and outstanding shares of common stock, $0.001 par value, of PLX and instructed Computershare, the exchange agent for the Offer, to promptly return all previously tendered shares.
Associated with the proposed acquisition of PLX, during the fiscal year ended March 31, 2013, the Company incurred approximately $10.7 million in acquisition related costs which were included in selling, general and administrative expense on the Consolidated Statements of Operations.
Acquisition of NXP B.V.'s Data Converter Business
On July 19, 2012, the Company completed an acquisition of certain assets related to technology and products developed for communications analog mixed-signal market applications from NXP B.V. The Company believes this acquisition will enhance its efforts to increase silicon content in wireless infrastructure markets. The Company believes that with this acquisition it can offer its customers a one-stop shop for wireless base stations, including radio frequency (RF) components, analog-to-digital converters (ADCs), digital-to-analog converters (DACs), Serial RapidIO® switches and bridges, high-performance timing devices, data compression IP, and power management ICs and it will help the Company increase its dollar content in the base station by offering all the key components in the signal chain.
The Company acquired the communications analog mixed-signal assets for an aggregate cash purchase price of approximately $31.2 million, less a $4.0 million credit from NXP B.V. for certain accrued liabilities assumed by the Company from NXP B.V. resulting in a net aggregate purchase price of $27.2 million. The Company incurred approximately $3.9 million in acquisition related costs, which were included in selling, general and administrative expense on the Consolidated Statements of Operations for the fiscal year ended March 31, 2013.

The assets acquired and liabilities assumed were recognized in the following manner based on their fair values as of July 19, 2012:

(in thousands)	Fair Value
Inventories	$252
Property, plant and equipment, net	1,125
Funded pension assets *	666
Accrued pension liabilities*	(666)
Other long-term liabilities	(435)
Intangible assets (other than goodwill)	12,500
Goodwill	13,720
Total purchase price	$27,162
* See Note 17 for information regarding pension plans adopted.
A summary of the allocation of intangible assets (other than goodwill) is as follows:

(in thousands)	Fair Value
Existing technologies	$7,500
Customer relationships	2,700
In-process research and development	1,900
Non-compete agreements	300
Backlog	100
Total	$12,500
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
Funded pension assets and liabilities – The costs of pension benefits and related liabilities for the employees that were transferred to the Company as a result of the acquisition were determined based on actuarial calculations.
Intangible Assets:
Existing technologies consist of NXP's data converter products that have reached technological feasibility and in-process research and development (IPR&D) which consists of projects that have not reached technological feasibility. The Company valued the existing technologies and IPR&D utilizing a multi-period excess earnings method (Excess Earnings Method), which uses the discounted future earnings specifically attributed to these intangible assets, that is, in excess of returns for other assets that contributed to those earnings. The Company utilized discount factors of 26% for the existing technologies and is amortizing the intangible assets over 5 years on a straight-line basis. A discount factor of 31% was utilized for IPR&D. The Company estimates that this IPR&D will be completed within 27 months of the acquisition closing date. The Company valued one year of contractual backlog using the Excess Earnings Method and a discount rate of 19%.
Customer relationship and non-competition agreement values have been estimated utilizing a with and without method (With and Without Method), which uses projected cash flows with and without the intangible asset in place. Cash flow differentials are then discounted to present value to arrive at an estimate of fair value for the asset. The Company utilized discount factors of 29% for estimating the value of these intangible assets and is amortizing them over 3 years on a straight-line basis.
The financial results of the NXP B.V. data converter business have been included in the Company’s Consolidated Statements of Operations from July 19, 2012, the closing date of the acquisition.

Pro Forma Financial Information (unaudited):
The following unaudited pro forma financial information presents the combined results of operations of the Company and the NXP B.V. data converter business as if the acquisition had occurred as of the beginning of fiscal 2012. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal 2012. The unaudited pro forma financial information presented below for the twelve month periods combines the historical NXP B.V. data converter business financial information for the period of April 2, 2012 to July 19, 2012 to the IDT financial information for the twelve months ended March 31, 2013 and combines historical IDT and NXP B.V. data converter business results for the twelve months ended April 1, 2012. The proforma financial information includes the business combination effect of the amortization charges from acquired intangible assets, the amortization of fair market value inventory write-up and acquisition costs.

	Twelve Months Ended
(Unaudited in thousands, except per share data)	March 31, 2013	April 1, 2012
Revenues	$487,637	$528,633
Net income (loss), continuing operations	$(29,087)	$11,929
Basic net income (loss) per share – continuing operations	$(0.20)	$0.08
Diluted net income (loss) per share – continuing operations	$(0.20)	$0.08
Acquisition of Fox Enterprises, Inc.
On April 30, 2012, the Company completed the acquisition of Fox Enterprises, Inc. (Fox), a leading supplier of frequency control products including crystals and crystal oscillators, in an all-cash transaction for approximately $28.9 million, which included $25.7 million in cash paid at closing and $3.2 million which was recorded as a liability representing the fair value of contingent cash consideration of up to $4.0 million based upon the achievement of future financial milestones, which would be payable after 12 months from the acquisition date. As of March 31, 2013, the fair value of the contingent consideration was remeasured based on a revised revenues forecast for the business. As a result, the fair value of the contingent consideration increased $0.2 million to $3.4 million. The change in the fair value of the contingent consideration was recorded in selling, general and administrative expense in fiscal 2013. The Company believes that the combination of Fox's product portfolio with the Company's CrystalFree™ oscillators makes the Company the industry's one-stop shop for frequency control products. In addition, the Company expects this acquisition will help accelerate the adoption of CrystalFree™ by enabling customers to purchase pMEMS and CMOS solid-state oscillators alongside traditional quartz-based components through the Company's established sales channels.
The Company allocated the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess purchase price over those fair values was recorded as goodwill. The fair values assigned to tangible and intangible assets acquired were based on management estimates and assumptions.
The Company incurred approximately $0.2 million of acquisition-related costs in the first quarter of fiscal 2013 and these costs are included in selling, general and administrative expenses on the Consolidated Statements of Operations.
The aggregate purchase price was allocated as follows:

(in thousands)	Fair Value
Cash	$1,080
Accounts receivable	4,053
Inventories	2,600
Prepaid expenses and other current assets	363
Property, plant and equipment, net	656
Other long-term assets	627
Accounts payable and accrued expenses	(3,765)
Other long-term liabilities	(1,516)
Long-term deferred tax liability	(3,577)
Intangible assets (other than goodwill)	12,300
Goodwill	16,100
Total purchase price	$28,921

A summary of the allocation of intangible assets (other than goodwill) is as follows:

(in thousands)	Fair Value
Existing technologies	$7,900
Customer relationships	2,000
Trade names and trademarks	1,500
In-process research and development	900
Total	$12,300
Identifiable Tangible Assets and Liabilities:
Assets and liabilities were reviewed and adjusted, if required, to their estimated fair value.
Inventories – The value allocated to inventories reflects the estimated fair value of the acquired inventory based on the expected sales price of the inventory, less reasonable selling margin.
Intangible Assets:
The Company valued the existing technologies utilizing a discounted cash flow (DCF) model, which uses forecasts of future revenues and expenses related to the intangible assets. The Company utilized discount factors of 15% for the existing technologies and is amortizing the intangible assets over 5 years on a straight-line basis.
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
In-process research and development (IPR&D):
The Company utilized the DCF method to value the IPR&D using a discount factor of 21% and will amortize this intangible asset once the projects are complete. The Company estimates that this IPR&D will be completed within the next 12 months.
The financial results of Fox have been included in the Company’s Consolidated Statements of Operations from April 30, 2012, the closing date of the acquisition. Pro forma earnings information has not been presented because the effect of the acquisition is not material to the Company’s historical financial statements.
Acquisition of Alvand Technologies, Inc.
On April 16, 2012, the Company completed the acquisition of Alvand Technologies Inc., a leading analog integrated circuits company specializing in data converters, for total purchase consideration of approximately $23.3 million, of which $20.5 million was paid in cash at closing and $2.8 million was recorded as a liability representing the fair value of contingent cash consideration of up to $4.0 million based upon the achievement of future product development milestones to be completed within 36 months following the acquisition date. Payments will be made on a proportionate basis upon the completion of each milestone. As of March 31, 2013, the fair value of the contingent consideration was re-measured based on a revised product development forecast for the business. As a result, the fair value of the contingent consideration increased $0.5 million to $3.3 million. The change in the fair value of the contingent consideration was recorded in selling, general and administrative expense in fiscal 2013.
The Company allocated the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess purchase price over those fair values was recorded as goodwill. The fair values assigned to tangible and intangible assets acquired were based on management estimates and assumptions.
The Company incurred approximately $0.1 million of acquisition-related costs in the first quarter of fiscal 2013, which were included in selling, general and administrative expense on the Consolidated Statements of Operations.

The aggregate purchase price was allocated as follows:

(in thousands)	Fair Value
Cash	$147
Accounts receivable	211
Prepaid expenses	124
Property, plant and equipment, net	15
Accounts payable and other current liabilities	(707)
Backlog	1,500
Non-competition agreements	2,300
Goodwill	19,712
Total purchase price	$23,302
Amortizable Intangible Assets:
Backlog consists of existing contracts. The Company valued the one-year of contractual backlog by calculating the present value of the projected cash flows that are expected to be generated by the backlog utilizing a discount factor of 15%. The Company will amortize this intangible asset over 1 year on a straight-line basis.
The Company valued non-competition agreements estimating cash flows with and without non-competition agreements. The projected cash flows were discounted using a discount factor of 22%. The Company is amortizing this intangible asset over 3 years on a straight-line basis.
The financial results of Alvand Technologies have been included in the Company’s Consolidated Statements of Operations from April 16, 2012, the closing date of the acquisition. Pro forma earnings information has not been presented because the effect of the acquisition is not material to the Company’s historical financial statements.
Acquisition of Nethra Imaging
On November 2, 2011, the Company completed the acquisition of Nethra Imaging for $2.0 million in cash consideration, of which $0.3 million will be kept in an escrow account for a period of one year. As a result of this transaction, IDT has obtained a SerDes team of engineers, rights to technology and a number of customer contracts.
The Company allocated the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess purchase price over those fair values was recorded as goodwill. The fair values assigned to tangible and intangible assets acquired were based on management estimates and assumptions.
The aggregate purchase price has been allocated as follows:

(in thousands)	Fair Value
Property, plant and equipment, net	$51
Amortizable intangible assets - existing technology	874
Amortizable intangible assets - customer relationships	435
Goodwill and workforce	640
Total purchase price	$2,000
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
Customer relationship values have also been estimated utilizing a DCF model. The Company utilized a discount factor of 31% for this intangible asset and is amortizing the intangible asset over 3 years on a straight-line basis.
The Nethra Imaging acquisition and related financial results have been included in the Company’s Consolidated Statements of Operations from the closing date of the acquisition on November 2, 2011. Pro forma earnings information has not been presented because the effect of the acquisition is not material to the Company’s historical financial statements.

Acquisition of certain assets of IKOR Acquisition Corporation (IKOR)
On April 16, 2010, the Company completed its acquisition of certain assets of IKOR, a former subsidiary of iWatt Corporation.  IKOR designed and manufactured power voltage regulator module (VRM) solutions for high-performance computing.  Pursuant to the agreement, the Company acquired IKOR-patented coupled inductor (CL) technology and related assets and hired members of IKOR's engineering team.  The total purchase price was $7.7 million, including the fair value of contingent consideration of $1.5 million payable upon the achievement of certain business performance metrics during the twelve months after the closing date. The fair value of the contingent consideration was estimated using probability-based forecasted revenue for the business as of the acquisition date.  The maximum payment for this contingent consideration is $2.8 million.  Pursuant to the agreement, $1.8 million in cash has been held in escrow and will be utilized to fund the contingent consideration payment. During the third quarter of fiscal 2011, the fair value of the contingent consideration was remeasured based on the revised revenue forecast for the business.  As a result, the fair value of the contingent consideration increased $0.3 million to $1.8 million.  The change in the fair value of the contingent consideration was recorded in selling, general and administrative expense in fiscal 2011.  There was no change in the fair value of the contingent consideration in fiscal 2012. During the third quarter of fiscal 2012, the Company paid the $1.8 million in contingent consideration through the release of the funds held in escrow.
The Company allocated the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess purchase price over those fair values was recorded as goodwill. The acquired CL technology complements the Company’s growing power management initiative, allowing it to achieve higher levels of performance and integration.  The fair values assigned to tangible and intangible assets acquired and liabilities assumed were based on management estimates and assumptions.
The Company incurred approximately $0.3 million of acquisition-related costs, which were included in selling, general and administrative expense on the Consolidated Statements of Operations for fiscal 2011.
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
Amortizable Intangible Assets:
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
Backlog represents the value of the standing orders for IKOR products as of the closing date of the acquisition.  Backlog was valued utilizing a DCF model and a discount factor of 15%.  The value was amortized over 5 months.
IKOR acquisition related financial results have been included in the Company’s Consolidated Statements of Operations from the closing date of the acquisition on April 16, 2010.  Pro forma earnings information has not been presented because the effect of the acquisition is not material to the Company’s historical financial statements.
Note 5. Discontinued Operations
On September 26, 2011, the Company completed the transfer of certain assets related to IDT’s Hollywood Quality Video (HQV) and Frame Rate Conversion (FRC) video processing product lines to Qualcomm pursuant to an Asset Purchase Agreement. The sale of these HQV and FRC video processing assets was intended to allow the Company to intensify focus on its analog-intensive mixed-signal, timing, and interface and solutions. Upon the closing of the transaction, Qualcomm paid the Company $58.7 million in cash consideration, of which $6.0 million has been withheld in an escrow account for a period of two years and is included in the Company’s balance sheet as other current assets. The Company’s HQV and FRC product lines represented a significant portion of the Company’s video business assets. In the second quarter of fiscal 2012, the Company recorded a gain of $45.9 million related to this divestiture. The following table summarizes the components of the gain (in thousands):

Amount
Cash proceeds from sale (including amounts held in escrow)	$58,744
Less book value of assets sold and direct costs related to the sale:
Fixed assets	(434)
Goodwill	(8,568)
Intangible assets	(1,818)
License	(525)
Transaction and other costs	(1,460)
Gain on divestiture	$45,939
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
Prior to second quarter of fiscal 2012, the video business was part of the Company’s Computing and Consumer reportable segment. For financial statement purposes, the results of operations for the video business are presented in the Company's consolidated financial statements as discontinued operations.

The results of discontinued operations for the fiscal years 2013, 2012 and 2011 are as follows (in thousands):

	For the Fiscal Year Ended
	March 31, 2013	April 1, 2012	April 3, 2011
Revenues	$2,429	$9,620	$20,316
Cost of revenue	3,006	11,271	16,627
Operating expenses	4,554	23,240	27,949
Gain on divestiture	886	45,939	—
Income tax expense (benefit)	3	(89)	(85)
Net income (loss) from discontinued operations	$(4,248)	$21,137	$(24,175)

Note 6. Other Divestitures (not accounted as discontinued operations)
Sale of Smart Meter Business
On March 7, 2013, the Company completed the sale of its smart metering business and related assets to Atmel Corporation for $10.3 million in cash, of which $1.0 million has been withheld in an escrow account for a period of one year. In the fourth quarter of fiscal 2013, the Company recorded a gain of $8.0 million related to this divestiture. Prior to the divestiture, the smart meter business was part of a larger cash-flow generating product group and did not, on its own, represent a separate operation of the Company and, therefore, this sale did not qualify as discontinued operations.
The following table summarizes the components of the gain on divestiture (in thousands):

Amount
Cash proceeds from sale	$10,264
Less book value of assets sold and direct costs related to the sale:
Fixed assets	(22)
Inventories	(1,299)
Transaction and other costs	(957)
Gain on divestiture	$7,986
Wafer fabrication facility
On January 31, 2012, the Company completed the sale of a wafer fabrication facility located in Hillsboro, Oregon and related assets and specific liabilities to Jireh Semiconductor Incorporated, an Oregon corporation and wholly-owned subsidiary of Alpha and Omega Semiconductor Limited (AOS) for $26.3 million in cash, of which $5.0 million was received as a purchase option deposit in fiscal 2011.
The following table summarizes the components of the gain on divestiture (in thousands):

Amount
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
The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2013:

	Fair Value at Reporting Date Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Cash equivalents and short-term investments:
U.S. government treasuries and agencies securities	$87,379	$—	$—	$87,379
Money market funds	79,083	—	—	79,083
Asset-backed securities	—	9,855	—	9,855
Corporate bonds	—	58,716	—	58,716
International government bonds	—	3,066	—	3,066
Bank deposits	—	16,583	—	16,583
Municipal bonds	—	2,094	—	2,094
Total assets measured at fair value	$166,462	$90,314	$—	$256,776
Liabilities:
Fair value of contingent consideration	$—	$—	$6,695	$6,695
Total liabilities measured at fair value	$—	$—	$6,695	$6,695

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of April 1, 2012:

	Fair Value at Reporting Date Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents and short-term investments:
U.S. government treasuries and agencies securities	$156,315	$—	$—	$156,315
Money market funds	104,596	—	—	104,596
Corporate bonds	—	21,538	—	21,538
International government bonds	—	4,648		4,648
Corporate commercial paper	—	3,148	—	3,148
Bank deposits	—	11,633	—	11,633
Municipal bonds	—	653	—	653
Total assets measured at fair value	$260,911	$41,620	$—	$302,531
Liabilities:
Fair value of contingent consideration	—	—	—	—
Total liabilities measured at fair value	$—	$—	$—	$—
U.S. government treasuries and U.S. government agency securities as of March 31, 2013 and April 1, 2012 do not include any U.S. government guaranteed bank issued paper. Corporate bonds include bank-issued securities that are guaranteed by the Federal Deposit Insurance Corporation (FDIC).
The securities in Level 1 are highly liquid and actively traded in exchange markets or over-the-counter markets. Level 2 fixed income securities are priced using quoted market prices for similar instruments, non-binding market prices that are corroborated by observable market data.
In connection with the acquisition of Fox and Alvand Technologies (See "Note 4 – Business Combinations"), $3.4 million and $3.3 million in contingent consideration, respectively, were recorded for the Company’s estimate of the fair value based on probability-based forecasted revenues, gross profits and attainment of product development milestones. These fair value measurements were based on significant inputs not observed in the market and thus represent a Level 3 measurement, which reflect the Company’s own assumptions concerning future revenues, gross profit and product development milestones of the acquired businesses in measuring fair value.
The following table summarizes the change in the fair value of liabilities measured using significant unobservable inputs (Level 3) for fiscal 2013:

(in thousands)	Estimated Fair Value
Balance as of April 1, 2012	$—
Additions	6,695
Balance as of March 31, 2013	$6,695
Cash equivalents are highly liquid investments with original maturities of three months or less at the time of purchase. The Company maintains its cash and cash equivalents with reputable major financial institutions.  Deposits with these banks may exceed the FDIC insurance limits or similar limits in foreign jurisdictions. These deposits typically may be redeemed upon demand and, therefore, bear minimal risk.  While the Company monitors daily the cash balances in its operating accounts and adjusts the balances as appropriate, these balances could be affected if one or more of the financial institutions with which the Company deposits fails or is subject to other adverse conditions in the financial markets.  As of March 31, 2013, the Company has not experienced any losses in its operating accounts.
All of the Company’s available-for-sale investments are subject to a periodic impairment review. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. This determination requires significant judgment.

For publicly traded investments, impairment is determined based upon the specific facts and circumstances present at the time, including a review of the closing price over the length of time, general market conditions and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for recovery. Although the Company believes its portfolio continues to be comprised of sound investments due to high credit ratings and government guarantees of the underlying investments, a further decline in the capital and financial markets would adversely impact the market values of its investments and their liquidity. The Company continually monitors the credit risk in its portfolio and future developments in the credit markets and makes appropriate changes to its investment policy as deemed necessary.  The Company did not record any impairment charges related to its available-for-sale investments in fiscal 2013 and 2012.
Note 8. Investments
Available-for-Sale Securities
Available-for-sale investments at March 31, 2013 were as follows:

(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government treasuries and agencies securities	$87,356	$24	$(1)	$87,379
Money market funds	79,083	—	—	79,083
Asset-backed securities	9,860	2	(7)	9,855
Corporate bonds	58,733	33	(50)	58,716
International government bonds	3,069	1	(4)	3,066
Bank deposits	16,583	—	—	16,583
Municipal bonds	2,089	5	—	2,094
Total available-for-sale investments	256,773	65	(62)	256,776
Less amounts classified as cash equivalents	(90,443)	—	—	(90,443)
Short-term investments	$166,330	$65	$(62)	$166,333
Available-for-sale investments at April 1, 2012 were as follows:

(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government treasuries and agencies securities	$156,331	$8	$(24)	$156,315
Money market funds	104,596	—	—	104,596
Corporate bonds	21,485	59	(6)	21,538
International government bonds	4,650	1	(3)	4,648
Corporate commercial paper	3,148	—	—	3,148
Bank deposits	11,633	—	—	11,633
Municipal bonds	652	1	—	653
Total available-for-sale investments	302,495	69	(33)	302,531
Less amounts classified as cash equivalents	(111,996)	—	—	(111,996)
Short-term investments	$190,499	$69	$(33)	$190,535
The cost and estimated fair value of available-for-sale debt securities at March 31, 2013, by contractual maturity, were as follows:

(in thousands)	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$186,747	$186,771
Due in 1-2 years	25,053	25,038
Due in 2-5 years	44,973	44,967
Total investments in available-for-sale debt securities	$256,773	$256,776

The cost and estimated fair value of available-for-sale debt securities at April 1, 2012, by contractual maturity, were as follows:

(in thousands)	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$290,342	$290,334
Due in 1-2 years	10,248	10,290
Due in 2-5 years	1,905	1,907
Total investments in available-for-sale debt securities	$302,495	$302,531
The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses as of March 31, 2013, aggregated by investment category and length of time that individual securities have been in a continuous loss position.

	Less Than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$32,009	$(50)	$—	$—	$32,009	$(50)
Asset-backed securities	6,473	(7)	—	—	6,473	(7)
U.S. government treasuries and agencies securities	3,324	(1)	—	—	3,324	(1)
International government bonds	1,007	(4)	—	—	1,007	(4)
Total	$42,813	$(62)	$—	$—	$42,813	$(62)
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
Currently, a significant portion of the Company’s available-for-sale investments that it holds are all high grade instruments.  As of March 31, 2013, the unrealized losses on the Company’s available-for-sale investments represented an insignificant amount in relation to its total available-for-sale portfolio. Substantially all of the Company’s unrealized losses on its available-for-sale marketable debt instruments can be attributed to fair value fluctuations in an unstable credit environment that resulted in a decrease in the market liquidity for debt instruments.  Because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, the Company did not consider these investments to be other-than-temporarily impaired at March 31, 2013 or April 1, 2012.
Non-Marketable Equity Securities
The Company accounts for its equity investments in privately held companies under the cost method.  These investments are subject to periodic impairment review and measured and recorded at fair value when they are deemed to be other-than-temporarily impaired. In determining whether a decline in value of its investment has occurred and is other than temporary, an assessment was made by considering available evidence, including the general market conditions, the investee’s financial condition, near-term prospects, market comparables and subsequent rounds of financing.   The valuation also takes into account the investee’s capital structure, liquidation preferences for its capital and other economic variables. The valuation methodology for determining the decline in value of non-marketable equity securities is based on inputs that require management's judgment. During fiscal 2013, the Company determined that the carrying values of two of its non-marketable private equity investments were impaired and recorded a $1.7 million other-than-temporary impairment loss during the period. In addition, during fiscal 2012, the Company determined that the carrying values of two of its non-marketable private equity investments were impaired and recorded a $3.4 million other-than-temporary impairment loss during the period. Also, during fiscal 2012, the Company sold a non-marketable equity security for $2.6 million and recorded a gain on sale of $0.6 million in the period.
The aggregate carrying value of the Company’s non-marketable equity securities was approximately zero and $1.7 million, and was classified within other assets on the Company’s Consolidated Balance Sheets, as of March 31, 2013 and April 1, 2012, respectively.  The Company did not recognize any impairment loss in fiscal 2011.
Note 9. Stock-Based Employee Compensation
Equity Incentive Programs
The Company currently issues awards under three equity-based plans in order to provide additional incentive and retention to directors and employees who are considered to be essential to the long-range success of the Company.  These plans are further described below.
2004 Equity Plan (2004 Plan)
In September 2004, the Company’s stockholders approved the 2004 Plan.  On July 21, 2010, the Board of Directors of the Company approved an amendment to the Company’s 2004 Plan to increase the number of shares of common stock reserved for issuance thereunder from 28,500,000 shares to 36,800,000 shares (an increase of 8,300,000 shares), provided, however, that the aggregate number of common shares available for issuance under the 2004 Plan is reduced by 1.74 shares for each common share delivered in settlement of any full value award, which are awards other than stock options and stock appreciation rights, that are granted under the 2004 Plan on or after September 23, 2010.  On September 23, 2010, the stockholders of the Company approved the proposed amendment described above, which also includes certain other changes to the 2004 Plan, including an extension of the term of the 2004 Plan. Options granted by the Company under the 2004 Plan generally expire seven years from the date of grant and generally vest over a four-year period from the date of grant, with one-quarter of the shares of common stock vesting on the one-year anniversary of the grant date and the remaining shares vesting monthly for the 36 months thereafter.  The exercise price of the options granted by the Company under the 2004 Plan shall not be less than 100% of the fair market value for a common share subject to such option on the date the option is granted.  Full value awards made under the 2004 Plan shall become vested over a period of not less than three years (or, if vesting is performance-based, over a period of not less than one year) following the date such award is made; provided, however, that full value awards that result in the issuance of an aggregate of up to 5% of common stock available under the 2004 Plan may be granted to any one or more participants without respect to such minimum vesting provisions.   As of March 31, 2013, there were 11.1 million shares available for future grant under the 2004 Plan.
Compensation Expense
The following table summarizes stock-based compensation expense by line items appearing in the Company’s Consolidated Statement of Operations:

	Fiscal Year Ended
(in thousands)	March 31, 2013	April 1, 2012	April 3, 2011
Cost of revenue	$1,113	$1,784	$1,683
Research and development	7,093	8,566	7,986
Selling, general and administrative	5,274	5,983	5,000
Discontinued operations	(208)	400	1,860
Total stock-based compensation expense	$13,272	$16,733	$16,529
The amount of stock-based compensation expense that was capitalized during the periods presented above was immaterial. Stock-based compensation expense recognized in the Consolidated Statements of Operations is based on awards ultimately expected to vest.  The authoritative guidance for stock-based compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company attributes the value of stock-based compensation to expense on an accelerated method.

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

	Fiscal Year Ended
	March 31, 2013	April 1, 2012	April 3, 2011
Stock option plans:
Expected term	4.64 years	4.31 years	4.58 years
Risk-free interest rate	0.73%	1.33%	1.94%
Volatility	45.0%	43.5%	41.5%
Dividend yield	—%	—%	—%
Weighted-average grant-date fair value	$2.18	$2.86	$2.21
ESPP:
Expected term	0.25 years	0.25 years	0.25 years
Risk-free interest rate	0.08%	0.03%	0.16%
Volatility	35.0%	47.7%	41.1%
Dividend yield	—%	—%	—%
Weighted-average grant-date fair value	$1.42	$1.53	$1.38
The following is a summary of the Company's stock option activity and related weighted average exercise prices for each category:

	Fiscal 2013
(shares in thousands)	Shares	Price
Beginning stock options outstanding	17,480	$8.20
Granted	3,116	5.73
Exercised (1)	(1,565)	5.62
Canceled	(6,214)	9.83
Ending stock options outstanding	12,817	$7.12
Ending stock options exercisable	7,720	$7.60

(1)	Upon exercise, the Company issues new shares of common stock.

The following is a summary of information about stock options outstanding at March 31, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding (in thousands)	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Number Exercisable (in thousands)	Weighted-Average Exercise Price
4.84 - 5.14	1,511	2.92	$5.05	1,367	$5.06
5.24 - 5.75	2,210	4.57	5.61	1,157	5.67
5.77 - 5.77	2,238	6.12	5.77	—	—
5.79 - 5.88	1,337	1.62	5.88	1,326	5.88
5.89 - 7.13	1,357	4.38	6.39	909	6.32
7.24 - 8.22	327	4.04	7.86	210	7.90
8.49 - 8.49	2,157	4.77	8.49	1,071	8.49
8.69 - 14.80	1,308	1.27	11.58	1,308	11.58
14.99 - 16.39	343	0.61	15.28	343	15.28
16.82 - 16.82	29	0.63	16.82	29	16.82
	12,817	3.89	$7.12	7,720	$7.60
As of March 31, 2013, the weighted-average remaining contractual life of stock options outstanding was 3.89 years and the aggregate intrinsic value was $15.2 million.  The weighted-average remaining contractual life of stock options exercisable was 2.76 years and the aggregate intrinsic value was $8.5 million.  Unrecognized compensation cost related to non-vested stock options, net of estimated forfeitures, was $4.0 million and will be recognized over a weighted-average period of 1.14 years.
As of March 31, 2013, stock options vested and expected to vest totaled approximately 11.9 million with a weighted-average exercise price of $7.17 and a weighted-average remaining contractual life of 3.75 years.  The aggregate intrinsic value as of March 31, 2013 was approximately $14.0 million.
Restricted Stock Units
Restricted stock units granted by the Company under the 2004 Plan generally vest over at least a three-year period from the grant date with one-third of restricted stock units vesting on each one-year anniversary. As of March 31, 2013, 2.6 million restricted stock unit awards were outstanding under the 2004 Plan.
The following table summarizes the Company’s restricted stock unit activity and related weighted-average exercise prices for each category:

	Fiscal 2013
(shares in thousands)	Shares	Weighted- Average Grant Date Fair Value Per Share
Beginning RSUs outstanding	2,302	$6.98
Granted	1,700	5.77
Released	(815)	7.13
Forfeited	(596)	6.44
Ending RSUs outstanding	2,591	$6.26
As of March 31, 2013, restricted stock units vested and expected to vest totaled approximately 2.2 million with a weighted-average remaining contract life of 1.2 years.  The aggregate intrinsic value was approximately $16.2 million.
Performance-Based Stock Units
In fiscal 2013, the Compensation Committee (the Committee) of the Board of Directors of IDT approved the Company’s Executive Retention Plan (the Retention Plan), in which each of the President and Chief Executive Officer’s direct reports are eligible to participate. The Retention Plan provides for the grant of performance-based stock units under the 2004 Plan which vest and convert into between zero and one and a half shares of the Company's common stock based on the level of achievement of pre-established performance goals during a specified performance period. The initial performance period under the Retention Plan is the Company’s fiscal year 2014 for which performance goals related to the Company’s annual non-GAAP operating margin and revenue growth relative to a peer group of companies, weighted 60% and 40%, respectively, were established by the Committee. Any shares of Company common stock earned by performance stock unit holders will vest and be issued in two equal installments, the first on the date the Committee determines the achievement of the performance goals and the second on the first anniversary of such determination. Management evaluates, on a quarterly basis, the likelihood of the Company meeting its performance metrics in determining stock-based compensation expense for the Retention Plan.
In addition, the Committee approved the Company's Key Talent Incentive Plan (Incentive Plan). The Incentive Plan provides for the grant of performance-based stock units under the 2004 Plan which vest and convert into one share of the Company's common stock based on the level of achievement of pre-established performance goals during a specified performance period. The initial performance period under the Incentive Plan is the Company's fourth quarter of fiscal 2013 through the fourth quarter of fiscal 2016 for which performance goals relate to cumulative revenue targets for a specific product group. Any shares of Company common stock earned by performance stock unit holders will vest and be issued quarterly based on the achievement of the performance goals. Management evaluates, on a quarterly basis, the likelihood of the Company meeting its performance metrics in determining stock-based compensation expense for the Incentive Plan.
The following table summarizes the Company’s performance stock unit activity and related weighted-average exercise prices for each category:

	Fiscal 2013
(shares in thousands)	Shares	Weighted- Average Grant Date Fair Value Per Share
Beginning PSUs outstanding	—	$—
Granted	744	7.50
Released	—	—
Forfeited	—	—
Ending PSUs outstanding	744	$7.50
As of March 31, 2013, performance stock units vested and expected to vest totaled approximately 0.6 million with a weighted-average remaining contract life of 1.97 years.  The aggregate intrinsic value was approximately $4.2 million.
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
Activity under the Company’s ESPP is summarized in the following table:

(in thousands, except per share amounts)	Fiscal 2013	Fiscal 2012	Fiscal 2011
Number of shares issued	1,679	2,351	2,349
Average issuance price	$5.13	$4.83	$4.87
Number of shares available at year-end	1,226	2,905	5,256
Note  10. Stockholders' Equity
Stock Repurchase Program. On January 18, 2007, the Company’s Board of Directors initiated a $200 million share repurchase program. In fiscal 2009 and fiscal 2008, the Company’s Board of Directors approved expansion of the share repurchase program by a total of $300 million to a total of $500 million. From fiscal 2007 to fiscal 2010, the Company repurchased approximately 42.9 million shares at an average price of $10.40 per share for a total purchase price of $446.5 million. In fiscal 2011, the Company repurchased approximately 5.3 million shares at an average price of $5.65 per share for a total purchase price of $29.9 million under this program. On July 21, 2010, the Company’s Board of Directors approved a new share repurchase plan to repurchase up to $225 million of its common stock. In fiscal 2011, the Company repurchased approximately 12.8 million shares at an average price of $6.06 per share for a total purchase price of $77.7 million under this program. In fiscal 2012, the Company repurchased approximately 10.4 million shares at an average price of 6.49 per share for a total purchase price of $67.5 million under this program. In fiscal 2013, the Company made no repurchases under the program. As of March 31, 2013, approximately $79.8 million was available for future purchase under this new share repurchase program.  Share repurchases were recorded as treasury stock and resulted in a reduction of stockholders’ equity.   The program is intended to reduce the number of outstanding shares of Common Stock to offset dilution from employee equity grants and increase stockholder value.

Note 11. Balance Sheet Detail

(in thousands)	March 31, 2013	April 1, 2012
Inventories, net
Raw materials	$7,008	$6,457
Work-in-process	24,123	38,843
Finished goods	25,424	26,480
Total inventories, net	$56,555	$71,780
Property, plant and equipment, net
Land	$11,832	$11,665
Machinery and equipment	296,174	290,028
Building and leasehold improvements	48,991	44,724
Total property, plant and equipment, gross	356,997	346,417
Less: accumulated depreciation	(282,009)	(276,433)
Total property, plant and equipment, net	$74,988	$69,984
Other current liabilities
Short-term portion of supplier obligations *	$407	$1,869
Other **	14,245	11,574
Total other current liabilities	$14,652	$13,443

Other long-term obligations
Deferred compensation related liabilities	$14,615	$14,869
Other	7,407	1,625
Total other long-term liabilities	$22,022	$16,494

* Supplier obligations represent payments due under various software design tool and technology license agreements.
** Other current liabilities consist primarily of acquisition related accrued contingent liabilities, accrued royalties and outside commissions, accrued severance costs and other accrued unbilled expenses.

Note 12. Deferred Income on Shipments to Distributors
Included in the caption “Deferred income on shipments to distributors” on the Consolidated Balance Sheets are amounts related to shipments to certain distributors for which revenue is not recognized until the Company's product has been sold by the distributor to an end customer. The components of deferred income on shipments to distributors as of March 31, 2013 and April 1, 2012 were as follows:

	Fiscal Year Ended
(in thousands)	March 31, 2013	April 1, 2012
Gross deferred revenue	$17,581	$17,883
Gross deferred costs	(3,042)	(3,620)
Deferred income on shipments to distributors	$14,539	$14,263
The gross deferred revenue represents the gross value of shipments to distributors at the list price billed to the distributor less any price protection credits provided to them in connection with reductions in list price while the products remain in their inventory.  The amount ultimately recognized as revenue will be lower than this amount as a result of ship from stock pricing credits which are issued in connection with the sell through of the Company's products to end customers. Historically, this amount represents on average approximately 31.5% of the list price billed to the customer.  The gross deferred costs represent the standard costs (which approximate actual costs) of products the Company sells to the distributors.  Although the Company monitors the levels and quality of inventory in the distribution channel, the Company's experience is that products returned from these distributors may be sold to a different distributor or in a different region of the world.  As such, inventory write-downs for products in the distribution channel have not been significant.
Note 13. Accumulated Other Comprehensive Income
Changes in the balance of accumulated other comprehensive income, net of taxes, by component consisted of the following:

(in thousands)	March 31, 2013	April 1, 2012
Cumulative translation adjustments	$1,563	$1,328
Unrealized gain on available-for-sale investments	—	35
Pension adjustments	(77)	—
Total accumulated other comprehensive income	$1,486	$1,363

Note 14. Goodwill and Intangible Assets, Net
Goodwill activity for fiscal 2013 and fiscal 2012 was follows:

	Reportable Segment
(in thousands)	Communications	Computing and Consumer	Total (4)
Balance as of April 3, 2011	$74,673	$29,347	$104,020
Reduction related to discontinued operations (2)	—	(8,568)	(8,568)
Additions (1)	—	640	640
Balance as of April 1, 2012	74,673	21,419	96,092
Reduction related to discontinued operations (2)	—	(700)	(700)
Additions (3)	49,532	—	49,532
Balance as of March 31, 2013	$124,205	$20,719	$144,924

(1)	Additions were from the Nethra acquisition (see Note 4).

(2)	Represents goodwill of the divested video processing business (see Note 5).

(3)	During the fiscal year ended March 31, 2013, the Company acquired intangibles from Fox, Alvand Technologies and NXP B.V.'s data converter business (see Note 4).

(4)	Balances as of March 31, 2013, April 1, 2012 and April 3, 2011 are net of $920.4 million in accumulated impairment losses.
Intangible asset balances as of March 31, 2013 and April 1, 2012 are summarized as follows:

	March 31, 2013
(in thousands)	Gross Assets	Accumulated Amortization	Net Assets
Purchased intangible assets:
Existing technology	$241,197	$(203,129)	$38,068
Trademarks	4,411	(2,018)	2,393
Customer relationships	131,931	(128,107)	3,824
Backlog	1,600	(1,509)	91
Non-compete agreements	2,600	(807)	1,793
Total amortizable purchased intangible assets	381,739	(335,570)	46,169
IPR&D *	2,433	—	2,433
Total purchased intangible assets	$384,172	$(335,570)	$48,602

	April 1, 2012
(in thousands)	Gross Assets	Accumulated Amortization	Net Assets
Purchased intangible assets:
Existing technology	$223,733	$(192,105)	$31,628
Trademarks	2,911	(1,144)	1,767
Customer relationships	127,231	(122,511)	4,720
Total amortizable purchased intangible assets	353,875	(315,760)	38,115
IPR&D *	2,433	—	2,433
Total purchased intangible assets	$356,308	$(315,760)	$40,548
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
Amortization expense for identified intangibles is summarized below:

	Fiscal Year Ended
(in thousands)	March 31, 2013	April 1, 2012	April 3, 2011
Existing technology	$14,131	$12,527	$14,174
Trademarks	874	452	488
Customer relationships	3,225	3,510	5,270
Backlog	1,509	—	—
Non-compete agreements	807	—	—
Total	$20,546	$16,489	$19,932
The intangible assets are being amortized over estimated useful lives of six months to seven years.
Based on the intangible assets recorded at March 31, 2013, and assuming no subsequent additions to or impairment of the underlying assets, the remaining estimated amortization expense is expected to be as follows (in thousands):

Fiscal Year	Amount
2014	$17,028
2015	13,303
2016	8,290
2017	6,592
2018 and thereafter	3,389
Total	$48,602
Note 15. Restructuring
The following table shows the provision of the restructuring charges and the liability remaining as of March 31, 2013:

(in thousands)	Cost of Revenues	Operating Expenses	Total
Balance as of March 28, 2010	$8,404	$2,407	$10,811
Provision *	3,321	2,047	5,368
Cash payments	(2,538)	(3,639)	(6,177)
Balance as of April 3, 2011	9,187	815	10,002
Provision	(1,425)	4,515	3,090
Cash payments	(6,156)	(1,738)	(7,894)
Balance as of April 1, 2012	1,606	3,592	5,198
Provision	557	5,277	5,834
Cash payments	(2,137)	(7,233)	(9,370)
Balance as of March 31, 2013	$26	$1,636	$1,662
* Amount adjusted to reflect prior period adjustments. See Note 2.
Restructuring Actions
As part of an effort to streamline operations with changing market conditions and to create a more efficient organization, the Company has undertaken restructuring actions to reduce its workforce and consolidate facilities.  The Company’s restructuring expenses were primarily of: (i) severance and termination benefit costs related to the reduction of its workforce; and (ii) lease termination costs and costs associated with permanently vacating certain facilities.
During fiscal 2013, the Company recorded restructuring charges of $4.3 million for multiple reduction in workforce actions. The Company reduced its total headcount by approximately 132 employees with reductions affecting all functional areas and various locations. During fiscal 2013, the Company paid $3.2 million in severance costs associated with these actions. As of March 31, 2013, the total accrued balance for employee severance costs related to these restructuring actions was $1.1 million. The Company expects to complete these restructuring actions in the first quarter of fiscal 2014.
In connection with the Company's divestiture of its smart metering business, during fiscal 2013, the Company recorded $0.4 million in restructuring expenses for employee severance costs. The Company expects to pay out these severance costs in the first quarter of fiscal 2014.
In connection with the Company's divestiture of its video processing product lines, during fiscal 2012, the Company recorded $3.6 million in restructuring expenses for employee retention costs. These costs have been classified within discontinued operations. During fiscal 2013, the Company recorded an additional $1.1 million employee retention costs under this plan. These charges were recorded within discontinued operations. The Company paid $4.7 million in fiscal 2013 and completed this restructuring action.
In connection with the Company's transition of the manufacture of products to Taiwan Semiconductor Manufacturing Limited (TSMC), the Company accrued restructuring expenses of $4.8 million for severance payments and other benefits associated with this restructuring action in fiscal 2010. During fiscal 2012, the Company decreased this accrual by $3.1 million based on the actual number of employees that were offered employment with the acquirer of the wafer fabrication facility. During fiscal 2012, the Company recorded prior period adjustments of $4.1 million for employee retention costs related to fiscal 2010 and fiscal 2011 (see Note 2 regarding revision of prior period financial statements) and an additional $2.5 million for employee retention costs was recorded in fiscal 2012. During fiscal 2013, the Company paid $1.0 million in employee retention costs and completed the restructuring action to exit wafer production operations at its Oregon fabrication facility.
In connection with discontinuing manufacturing operations at its Singapore facility, the Company exited its leased facility in Singapore in fiscal 2011. As a result, the Company recorded lease impairment charges of approximately $0.5 million in fiscal 2011, which represented the future rental payments under the agreements, reduced by an estimate of sublease incomes and discounted to present value using an interest rate applicable to the Company. These charges were recorded as cost of goods sold. Since the initial restructuring, the Company has made lease payments of $0.5 million, completing the final payment of the facility lease charges during fiscal 2013.
In connection with the divestitures of Silicon Logic Engineering business in the third quarter of fiscal 2010, the Company exited certain leased facilities. As a result, the Company recorded lease impairment charges of approximately $0.9 million, which represented the future rental payments under the agreements, reduced by an estimate of sublease incomes and discounted to present value using an interest rate applicable to the Company. These charges were recorded as selling, general and administrative expense. The Company completed the restructuring plan in fiscal 2012.
During the second quarter of fiscal 2006, the Company completed the consolidation of its Northern California workforce into its San Jose headquarters and exited a leased facility in Salinas, California. The Company recorded lease impairment charges of approximately $2.1 million, of which $0.6 million was recorded as cost of revenues, and $0.9 million was recorded as research and development expense and $0.6 million was recorded as selling, general and administrative expense. Since the initial restructuring, the Company has made lease payments of $1.9 million related to the vacated facility in Salinas, California. As of March 31, 2013, the remaining accrued lease liabilities were $0.2 million. The Company expects to pay off this facility charge during 2014.
Note 16. Commitments and Contingencies
Guarantees
As of March 31, 2013, the Company’s financial guarantees consisted of guarantees and standby letters of credit, which are primarily related to the Company’s electrical utilities in Malaysia, utilization of non-country nationals in Malaysia, consumption tax in Japan and value-added tax obligations in Holland, office rental in Italy and a workers’ compensation plan in the United States. The maximum amount of potential future payments under these arrangements is approximately $2.7 million.
Commitments
Although the Company owns its corporate headquarters in San Jose, California, the Company leases various administrative facilities under operating leases which expire at various dates through fiscal 2019.

As of March 31, 2013, aggregate future minimum commitments for the next five fiscal years and thereafter under all operating leases, excluding leases in which amounts have been accrued for impairment charges, were as follows (in thousands):

Fiscal Year	Amount
2014	$4,540
2015	3,190
2016	2,449
2017	2,041
2018 and thereafter	2,533
Total	$14,753
Rent expense for the fiscal years ended March 31, 2013, April 1, 2012 and April 3, 2011 totaled approximately $4.7 million, $3.7 million and $4.8 million, respectively.   Other supplier obligations including payments due under various software design tool and technology license agreements totaled $10.3 million and $21.3 million as of March 31, 2013 and April 1, 2012, respectively.
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
The Company maintains an accrual for obligations it incurs under its standard product warranty program and customer, part, or process specific matters. The Company’s standard warranty period is one year; however, in certain instances the warranty period may be extended to as long as two years. Management estimates the fair value of the Company’s warranty liability based on actual past warranty claims experience, its policies regarding customer warranty returns and other estimates about the timing and disposition of product returned under the standard program. Customer, part, or process specific accruals are estimated using a specific identification method. Historical profit and loss impact related to warranty returns activity has been minimal. The total warranty accrual was $0.2 million and $0.1 million as of March 31, 2013 and April 1, 2012, respectively.
Litigation
In January 2012, Maxim I Properties, a general partnership that had purchased a certain parcel of real property (the Property) in 2003, filed a complaint in the Northern District of California naming approximately 30 defendants, including the Company, alleging various environmental violations of the federal Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) and Resource Conservation and Recovery Act (RCRA), the California Hazardous Substance Account Act (HSAA), and other common law claims (the Complaint). The Complaint alleges with regard to the Company that IDT “…generated, transported, and/or arranged for the transport and/or disposal of hazardous waste to the Property.” The Complaint further alleges that the Defendants are liable for the costs of investigation and remediation of the Property due to the release of hazardous substances, and that Defendants violated their duty to prevent the release of such hazardous substances. In March 2012, the Company was served with and filed an answer to the Complaint, denying the various allegations in the Complaint. In April 2012, the Company filed an amended answer to the Complaint, including a counterclaim against the plaintiff. On August 15, 2012, the plaintiff voluntarily dismissed its Complaint against the Company without prejudice. Moyer Products, Inc., another defendant, has counter-claimed against Maxim and cross-claimed against Defendants, including the Company, and thus the Company remains a defendant in this action. In September 2012, the California Department of Toxic Substances Control (DTSC) notified the Company that it identified the Company, along with more than 50 other entities, and included the Company as a respondent to DTSC's Enforcement Order, as “a generator of hazardous waste” that was sent to the Property. In April 2013, the Company, along with the other “respondent” parties, entered into a Corrective Action Consent Agreement (CACA) to conduct the Property investigation and corrective action selection. The CACA supersedes the Enforcement Order. In February 2013, the court stayed the Maxim/Moyer litigation pending the Property investigation under the CACA and DTSC's corrective action selection. The Company will continue to vigorously defend itself against the allegations in the Complaint and evaluate settlement options with Moyer upon completion of the Property investigation and corrective action selection. Because the investigation is at an early stage and the

DTSC has not yet selected a corrective action, and because no specific monetary demands have been made, it is not yet possible for us to estimate the range of potential losses.
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
The Company is also party to various other legal proceedings and claims arising in the normal course of business. As of December 30, 2012, the Company has not recorded any accrual for contingent liabilities associated with its legal proceedings based on the belief that liabilities, while possible, are not probable. Further, probable ranges of losses in these matters cannot be reasonably estimated at this time. Generally, litigation is subject to inherent uncertainties, and no assurance can be given that the Company will prevail in any particular lawsuit. Accordingly, pending lawsuits, as well as potential future litigation with other companies, could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's financial condition, results of operations or cash flows.
Note 17. Employee Benefit Plans
401(k) Plan
The Company sponsors a 401(k) retirement matching plan for qualified domestic employees.  The Company recorded expenses of approximately $2.6 million, $2.9 million and $1.9 million in matching contributions under the plan in fiscal 2013, 2012, and 2011, respectively.
Deferred Compensation Plans
Effective November 1, 2000, the Company established an unfunded deferred compensation plan to provide benefits to executive officers and other key employees.  Under the plan, participants can defer any portion of their salary and bonus compensation into the plan and may choose from a portfolio of funds from which earnings are measured.   Participant balances are always 100% vested.   As of March 31, 2013 and April 1, 2012, obligations under the plan totaled approximately $14.6 million and $14.9 million, respectively.  Additionally, the Company has set aside assets in a separate trust that is invested in corporate owned life insurance intended to substantially fund the liability under the plan.  As of March 31, 2013 and April 1, 2012, the deferred compensation plan assets were approximately $17.0 million and $14.0 million, respectively.  The Company incurred costs for this plan for insurance, administration and other support of $0.3 million in each of fiscal 2013, 2012 and 2011.
During the first quarter of fiscal 2013, the Company assumed a deferred compensation plan associated with the acquisition of Fox. Under this plan, participants in retirement are entitled to receive a fixed amount from the Company on a monthly basis. The Company has purchased life insurance policies with the intention of funding the liability under this plan. As of March 31, 2013, the deferred compensation plan assets and liability under this plan were approximately $0.7 million and $1.6 million, respectively.
International Employee Benefit Plans
The Company sponsors defined-benefit pension plans, defined-contribution plans, multi-employer plans and other post-employment benefit plans covering employees in certain of the Company's international locations. As of March 31, 2013, the net liability for all of these international benefit plans totaled $1.4 million.
Pension plan benefits are based primarily on participants’ compensation and years of service credited as specified under the terms of each country’s plan. The funding policy is consistent with the local requirements of each country. The Company does not have defined-benefit pension plans for the its United States-based employees. The projected obligations of international employee defined-benefit pension plans and related offsetting plan assets were determined based on actuarial calculations. As of March 31, 2013, the net accumulated liability for these defined-benefit plans totaled $0.7 million, with unrecognized actuarial losses of $0.2 million and unrecognized prior service gains of $0.1 million. The net period expense was insignificant during fiscal 2013. Distributions made from plans during fiscal 2013 were insignificant. The company includes accrued net defined-benefit plan obligations in other long-term liabilities on the Company's Consolidated Balance Sheet.

Note 18. Income Taxes
The components of income (loss) before income taxes and the income tax expense (benefit) were as follows:

	Fiscal Year Ended
(in thousands)	March 31, 2013	April 1, 2012	April 3, 2011
Income (loss) before income taxes:
United States	$(21,206)	$(6,126)	$38,345
Foreign	(970)	64,765	11,949
Income (loss) before income taxes	$(22,176)	$58,639	$50,294
Income tax expense (benefit):
Current:
United States	$(49)	$(321)	$(20,462)
State	128	(118)	144
Foreign	1,417	545	841
	1,496	106	(19,477)
Deferred:
United States	(3,159)	33	151
State	(341)	1	6
Foreign	—	39	(37)
	(3,500)	73	120
Income tax expense (benefit):	$(2,004)	$179	$(19,357)
In fiscal years 2013, 2012 and 2011, approximately zero, $0.6 million and $1.5 million, respectively, of U.S. income tax benefits related to the exercise of certain employee stock options decreased income taxes payable and were credited to additional paid-in capital.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities were as follows:

(in thousands)	March 31, 2013	April 1, 2012
Deferred tax assets:
Deferred income on shipments to distributors	$2,576	$2,910
Non-deductible accruals and reserves	9,778	11,641
Inventory related and other expenses	1,427	—
Net operating losses and credit carryforwards	97,337	93,624
Depreciation and amortization	24,864	17,587
Stock options	4,193	6,252
Other	369	172
Total deferred tax assets	140,544	132,186
Deferred tax liabilities:
Purchased intangibles	(4,158)	(241)
U.S. tax on earnings of foreign subsidiaries not indefinitely reinvested	—	—
Other	(3,633)	(2,006)
Total deferred tax liabilities	(7,791)	(2,247)
Valuation allowance	(134,633)	(131,731)
Net deferred tax liabilities	$(1,880)	$(1,792)

The Company maintains a valuation allowance against its deferred tax assets because management is not able to conclude that it is more likely than not that these deferred tax assets will be realized. The Company reached this decision based on judgment, which included consideration of historical losses and projections of future profits. The Company will continue to monitor the need for the valuation allowance on a quarterly basis and may, with further evidence, determine that the valuation allowance is no longer required.  The valuation allowance is based on the Company’s analysis that it is more likely than not that certain deferred tax assets will be realized in the foreseeable future. The net deferred tax liability of $1.9 million relates primarily to unremitted Singapore investment earnings sourced outside Singapore.
The valuation allowance for deferred tax assets increased by $3.0 million and $6.0 million in fiscal 2013 and fiscal 2012, respectively.
As of March 31, 2013, the Company had federal and state net operating loss (NOL) carryforwards, net of ASC 740-10 unrecognized tax benefits, of approximately $45.9 million and $112.1 million, respectively, which include excess tax benefits related to stock option exercises.  The Company has approximately $12.2 million of net tax benefits related to excess stock compensation benefits, which are not recorded as deferred tax assets.  These excess stock compensation benefits will be credited to additional paid-in capital when recognized. The federal NOL carryforwards will expire in various fiscal years through 2033, if not utilized.  The state NOL carryforwards will expire in various fiscal years through 2033, if not utilized.  The utilization of NOLs created by acquired companies is subject to annual limitations under Section 382 of the Internal Revenue Code. However, the Company does not expect that such annual limitation will impair the realization of these NOLs.
As of March 31, 2013, the Company had approximately $53.1 million of federal research and development tax credit carryforwards, and $6.8 million of foreign tax credit carryforwards. The federal research and development tax credit carryforwards will expire in fiscal years 2014 through 2033, if not utilized, and the foreign tax credit carryforwards will expire in fiscal years 2014 to 2023, if not utilized. The Company also had, as of March 31, 2013, approximately $73.3 million of state income tax credit carryforwards, of which $3.8 million will expire in various fiscal years through 2028, if not utilized.
Reconciliation between the statutory U.S. income tax rate of 35% and the effective rate is as follows:

	Fiscal Year Ended
(in thousands)	March 31, 2013	April 1, 2012	April 3, 2011
Provision (benefit) at 35% U.S. statutory rate	$(7,761)	$20,756	$18,648
State tax, net of federal benefit	(119)	85	120
Foreign income taxed at lower rates	2,097	(22,059)	(22,368)
Impact of rate change and extension of incentive in foreign jurisdiction	—	—	(3)
Repatriation of foreign earnings	1,505	1,048	—
Net operating losses and tax credits (benefited) not benefited	(2,640)	(1,201)	335
Goodwill and intangible assets impairment	—	—	4,379
Stock-based compensation related to foreign jurisdictions and incentive stock options	2,640	4,198	—
Liquidation of U.S. subsidiary	—	(1,218)	—
IRS settlement	—	—	(20,056)
Other	2,274	(1,430)	(412)
Income tax expense (benefit)	$(2,004)	$179	$(19,357)
The Company benefits from tax incentives granted by local tax authorities in certain foreign jurisdictions.  All non-passive income earned in its Malaysia subsidiary is not subject to tax.  The Company was granted a tax holiday in Malaysia during fiscal 2009.  The tax holiday was contingent upon the Company continuing to meet specified investment criteria in fixed assets, and to operate as an APAC regional headquarters center.  In the fourth quarter of fiscal 2011, the Company agreed with the Malaysia Industrial Development Board to cancel this tax holiday and enter into a new tax holiday which is a full tax exemption on statutory income for a period of 10 years commencing April 4, 2011.  This new tax holiday is subject to the Company meeting certain financial targets, investment, headcounts and activities in Malaysia. The impact of these tax holidays decreased foreign taxes by $4.1 million, $0.2 million and $0.9 million for fiscal 2013, 2012 and 2011, respectively. The benefit of the tax holidays on net income per share (diluted) was $0.03, less than $0.01, and less than $0.01 for fiscal 2013, 2012 and 2011, respectively.
The Company intends to reinvest certain of its foreign earnings indefinitely. Accordingly, no U.S. income taxes have been provided for approximately $729.4 million of undistributed earnings of foreign subsidiaries. It is not practicable for the Company to determine the tax impact of remitting these earnings.

The amount of unrecognized tax benefits that would favorably impact the effective tax rate were approximately $0.3 million and $0.4 million as of March 31, 2013 and April 1, 2012, respectively.  As of March 31, 2013, approximately $31.1 million of unrecognized tax benefits would be offset by a change in valuation allowance.  The Company recognizes potential interest and penalties related to the income tax on the unrecognized tax benefits as a component of income tax expense and accrued approximately $0.1 million and $0.3 million for these items in fiscal 2013 and fiscal 2012, respectively.
In the fourth quarter of fiscal 2011, the Company entered into a Closing Agreement with the IRS on the “buy-in payment” for the tax structure and Extraterritorial Income Exclusion for the exported products outside the U.S.  The total adjustments increased taxable income and reduced the Company’s NOL carryforward by $59.5 million for the fiscal years 2006 through 2010.
As of March 31, 2013, the Company was subject to examination in the U.S. federal tax jurisdiction for the fiscal years 2010, 2011, and 2012.  In February 2013, the Internal Revenue Service (IRS) informed the Company it would commence a tax audit for fiscal years 2011 and 2012. Although the final outcome is uncertain, based on currently available information, the Company believes that the ultimate outcome will not have a material adverse effect on its financial position, cash flows or results of operations.
As of March 31, 2013, the Company was subject to examination in various state and foreign jurisdictions for tax years 2006 forward, none of which were individually material.
During the twelve months beginning March 31, 2013, the Company does not expect its unrecognized tax benefits will materially change from March 31, 2013 balances.  However, the Company notes that the resolution and/or closure of open audits are highly uncertain.
The following tables summarize the activities of gross unrecognized tax benefits:

(in thousands)	Fiscal 2013	Fiscal 2012	Fiscal 2011
Beginning balance	$29,718	$28,471	$53,795
Increases related to prior year tax positions	532	443	6,243
Decreases related to prior year tax positions	(296)	—	—
Increases related to current year tax positions	1,668	937	2,435
Decrease related to the IRS tax settlement	(241)	—	(34,002)
Decreases related to the lapsing of statute of limitations	(315)	(133)	—
Ending balance	$31,066	$29,718	$28,471
Note 19. Segment Information
The Chief Operating Decision Maker is the Company’s President and Chief Executive Officer.
The Company's reportable segments include the following:

•
Communications segment: includes clock and timing solutions, flow-control management devices including Serial RapidIO® switching solutions, multi-port products, telecommunications products, high-speed static random access memory, first in and first out, digital logic, high speed data converters, radio frequency, and MEMS Oscillator solutions.

•
Computing and Consumer segment: includes clock generation and distribution products, high-performance server memory interfaces, PCI Express switching solutions, power management solutions, signal integrity products, and PC audio.

The tables below provide information about these segments:

Revenues by segment	Fiscal Year Ended
(in thousands)	March 31, 2013	April 1, 2012	April 3, 2011
Communications	$260,968	$248,370	$291,426
Computing and Consumer	226,268	278,326	313,963
Total revenues	$487,236	$526,696	$605,389
Sales through one family of distributors, Maxtek and its affiliates, represented approximately 13%, 15% and 19% of the Company’s revenues in fiscal 2013, 2012 and 2011, respectively.  Sales through another distributor, Avnet, represented approximately 10%, 11% and 13% of the Company’s revenues in fiscal 2013, 2012 and 2011, respectively, and sales through a second other distributor, Uniquest, represented approximately 10% of the Company's revenues in fiscal 2013 and 2012. Each of these distributors serve customers within both of the Company's reportable segments.

Income (Loss) by segment from continuing operations	Fiscal Year Ended
(in thousands)	March 31, 2013	April 1, 2012	April 3, 2011
Communications	$69,561	$82,178	$126,050
Computing and Consumer	(30,972)	(21,247)	(7,394)
Unallocated expenses:
Amortization of intangible assets	(20,546)	(16,355)	(19,298)
Inventory fair market value adjustment	(458)	—	(379)
Gain on divestitures	7,986	20,656	—
Fabrication production transfer costs	—	(4,572)	(5,263)
Assets impairment	(6,096)	315	447
Amortization of stock-based compensation	(13,479)	(16,333)	(14,668)
Severance, retention and facility closure costs	(5,584)	(2,151)	(4,898)
Acquisition-related costs and other	(15,594)	(798)	(1,932)
Consulting expenses related to stockholder activities	(1,614)	—	—
Deferred compensation plan expense (benefit)	(194)	(187)	(1,808)
Life insurance proceeds received	2,313	—	—
Other-than-temporary loss on investments	(1,708)	(2,797)	—
Interest income and other, net	(1,546)	(1,118)	3,697
Income from continuing operations, before income taxes	$(17,931)	$37,591	$74,554
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
Revenues from unaffiliated customers by geographic area, based on the customers' shipment locations, were as follows:

	Fiscal Year Ended
(in thousands)	March 31, 2013	April 1, 2012	April 3, 2011
APAC	$308,687	$350,105	$394,771
Americas (1)	79,129	76,711	95,885
Japan	40,357	41,586	55,874
Europe	59,063	58,294	58,859
Total revenues	$487,236	$526,696	$605,389

(1)	Revenues from the customers in the U.S. were $71.9 million, $70.4 million and $91.0 million in fiscal 2013, 2012 and 2011, respectively.
The Company’s significant operations outside of the United States include test facility in Malaysia, design centers in the U.S., Canada and China, and sales subsidiaries in Japan, APAC and Europe. The Company's net property, plant and equipment are summarized below by geographic area:

(in thousands)	March 31, 2013	April 1, 2012
United States	$44,651	$50,741
Canada	5,188	4,508
Malaysia	21,379	13,658
All other countries	3,770	1,077
Total property, plant and equipment, net	$74,988	$69,984

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
As of March 31, 2013 and April 1, 2012, the Company did not have any outstanding foreign currency contracts that were designated as hedges of forecasted cash flows or capital equipment purchases.  The Company does not enter into derivative financial instruments for speculative or trading purposes. The Company also has foreign exchange facilities used for hedging arrangements with banks that allow the Company to enter into foreign exchange contracts totaling approximately $20.0 million, all of which was available at March 31, 2013.

Note 21. Credit Facility
On June 13, 2011, the Company entered into a Master Repurchase Agreement (the Repurchase Agreement) with Bank of America, N.A. (Bank of America), pursuant to which the Company had the right, subject to the terms and conditions of the Repurchase Agreement, to sell to Bank of America up to 1,431 shares of Class A preferred shares of one of its wholly-owned subsidiaries (the Subsidiary), in one or more transactions prior to June 13, 2012, for an aggregate purchase price of $135 million in cash. Pursuant to the Repurchase Agreement, to the extent it sells any such shares to Bank of America, the Company will be obligated to repurchase from Bank of America and Bank of America will be obligated to resell to the Company, those preferred shares for the aggregate purchase price paid by Bank of America. On May 17, 2012, the Company entered into an amendment to the Repurchase Agreement which, among other things, extended the availability of the transactions under the Repurchase Agreement until December 13, 2012. On December 4, 2012, the Company entered into another amendment to the Repurchase Agreement which, among other things, extended the availability of the transactions under the Repurchase Agreement until February 14, 2013.
Related to the termination of the planned acquisition of PLX, the Company's management determined that it would be in the best interest of IDT to allow the Repurchase Agreement and the related IDT Agreement with Bank of America to lapse undrawn. As a result, the Repurchase Agreement was allowed to lapse undrawn on February 14, 2013. The related IDT Agreement expired as of the same date. Associated with the Repurchase Agreement, the Company had approximately $2.5 million in remaining unamortized financing costs which were originally recorded as other current assets. The Company recognized these remaining financing costs in the fourth quarter of fiscal 2013 as selling, general and administrative expense.

SUPPLEMENTARY FINANCIAL INFORMATION (UNAUDITED)

QUARTERLY RESULTS OF OPERATIONS
(in thousands, except per share data)

	Fiscal Year Ended March 31, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (1)
Revenues	$130,161	$133,401	$115,147	$108,527
Gross profit	72,513	74,627	62,947	59,513
Net income (loss) from continuing operations	543	(683)	(5,157)	(10,627)
Net income (loss) from discontinued operations	(4,858)	610	—	—
Net income (loss)	(4,315)	(73)	(5,157)	(10,627)

Basic net income (loss) per share – continuing operations	$—	$—	$(0.04)	$(0.07)
Basic net income (loss) per share – discontinued operations	$(0.03)	$—	$—	$—
Basic net income (loss) per share	$(0.03)	$—	$(0.04)	$(0.07)

Diluted net income (loss) per share – continuing operations	$—	$—	$(0.04)	$(0.07)
Diluted net income (loss) per share – discontinued operations	$(0.03)	$—	$—	$—
Diluted net income (loss) per share	$(0.03)	$—	$(0.04)	$(0.07)

	Fiscal Year Ended April 1, 2012
	First Quarter	Second Quarter (2)	Third Quarter	Fourth Quarter (3)
Revenues	$149,285	$138,318	$119,977	$119,116
Gross profit	79,436	73,633	63,884	63,553
Net income (loss) from continuing operations	12,769	8,100	(903)	17,357
Net income (loss) from discontinued operations	(7,615)	38,647	(5,290)	(4,605)
Net income (loss) (4)	5,154	46,747	(6,193)	12,752

Basic net income (loss) per share – continuing operations	$0.09	$0.06	$(0.01)	$0.12
Basic net income (loss) per share – discontinued operations	$(0.06)	$0.26	$(0.03)	$(0.03)
Basic net income (loss) per share	$0.03	$0.32	$(0.04)	$0.09

Diluted net income (loss) per share – continuing operations	$0.08	$0.06	$(0.01)	$0.12
Diluted net income (loss) per share – discontinued operations	$(0.05)	$0.26	$(0.03)	$(0.03)
Diluted net income (loss) per share	$0.03	$0.32	$(0.04)	$0.09

(1) In the fourth quarter of fiscal 2013, the Company recorded a gain of $8.0 million in net income from continuing operations related to the divestiture of its smart meter business.
(2) In the second quarter of fiscal 2012, the Company recorded a gain of $45.9 million in net income from discontinued operations related to the divestiture of IDT’s Hollywood Quality Video (HQV) and Frame Rate Conversion (FRC) video processing product lines to Qualcomm.
(3) In the fourth quarter of fiscal 2012, the Company recorded a gain of $20.7 million in net income from continuing operations related to the sale of its wafer fabrication facility located in Hillsboro, Oregon.
(4) As described in Note 2 to the consolidated financial statements, the Company has revised previously issued financial statements. The effect of the revision for the first and second quarters of fiscal 2012 is $2.5 million and $0.3 million, respectively. The errors did not impact net income (loss) from discontinued operations. The revision is considered a correction of immaterial errors.

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
Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.
Based on our management’s assessment using those criteria, management concluded that our internal control over financial reporting was effective as of March 31, 2013.
Our evaluation of the effectiveness of our internal control over the financial reporting as of March 31, 2013 did not include the internal controls of Fox Enterprises. We excluded Fox Enterprises from our assessment of internal control over financial reporting as of March 31, 2013 because it was acquired in a purchase business combination in April 2012 and is now wholly owned by us. Fox Enterprises' total assets and total revenues represented approximately 5% and 4% respectively, of the related consolidated financial statement amounts as of and for the year ended March 31, 2013.
PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this report, has issued a report on our internal control over financial reporting as of March 31, 2013, which report appears under Item 8 of this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Our executive officers, and their respective ages as of March 31, 2013, are as follows:

Name	Age	Position
Theodore L. Tewksbury III	56	President and Chief Executive Officer
Richard D. Crowley, Jr.	56	Senior Vice President, Chief Financial Officer
Subramanyan Dakshinamoorthy	60	Vice President, Worldwide Operations
Sean Fan	47	Vice President, IDT China
Mario Montana	51	Vice President, Enterprise Computing Division
Arman Naghavi	50	Vice President and General Manager, Analog and Power Division
Thomas Sparkman	52	Senior Vice President Worldwide Sales and Vice President and General Manager, Communications Division
Anja Hamilton	43	Vice President, Worldwide Human Resources
Matthew D. Brandalise	47	Senior Director, General Counsel and Corporate Secretary
Christian Kermarrec	63	Vice President and General Manager, Timing and Synchronization Division and Wireless Systems
Graham Robertson	45	Vice President, Corporate Marketing
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
Mr. Dakshinamoorthy joined IDT and in 2012 and became Vice President, Worldwide Operations. Prior to his current role, Mr. Dakshinamoorthy was Vice President, Quality. Prior to joining IDT, Mr. Dakshinamoorthy held several management positions at Freescale Semiconductor, serving most recently as Freescale’s Vice President, Final Manufacturing Engineering and Probe Operations. Prior to Freescale, Mr. Dakshinamoorthy held various management positions at Reticle Technology Centre, Tohoku Semiconductor Corp., the MOS15 Fab in Research Triangle Park, North Carolina and Western Digital.
Mr. Fan joined IDT in 1999 and was promoted to Vice President, IDT China in 2011. Prior to his current position, Mr. Fan held various management roles at IDT, including Vice President and General Manager of the Memory Interface Division, General Manager of Standard Product Operations, and Senior Director of Silicon Timing Solutions. Prior to joining IDT, Mr. Fan served in various engineering and management roles with Lucent Microelectronics, Mitel Semiconductor, and the National Lab of Telecom Research in China. Mr. Fan holds a Master of Science degree in Computer Engineering from University of Cincinnati, and a Bachelor of Science degree in Computer and Telecommunications from Beijing University of Posts and Telecommunications.
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
Ms. Hamilton joined IDT in February 2011, and became VP, Worldwide Human Resources in October 2012.  Prior to her current role, Ms. Hamilton was the Sr. Director, Worldwide Compensation and HRIS.  Prior to joining IDT Ms. Hamilton held various compensation management positions at Atmel, eBay and Electronic Arts.  Ms. Hamilton has 21 years of business management experience, with 15 of those in human resources.  Ms. Hamilton received her business education in Germany, and holds several certifications in Human Resource Management.
Mr. Brandalise joined IDT in 2000 and was promoted to General Counsel in 2012. Prior to his current role, Mr. Brandalise served as Senior Director and Director in IDT's Legal Department.  Mr. Brandalise has also held corporate counsel and senior corporate counsel positions in the IDT Legal Department. Mr. Brandalise joined IDT with 8 years of law firm experience in the areas of commercial litigation and commercial transactions.
Mr. Kermarrec joined IDT in 2012 and became Vice President and General Manager, TSD (Timing and Synchronization Division) and Wireless Systems in IDT's Communications Division. Prior to joining IDT, Mr. Kermarrec was corporate Vice President and President of MediaTek's wireless operations in the United States and Europe, having joined MediaTek in 2008 through its acquisition of Analog Devices' RF and Wireless Business Unit. Prior to joining Analog Devices, Mr. Kermarrec held various technical and management functions at M/A-COM and Tachonics in the United States, Spar Aeroscape in Canada, and Philips and Alcatel in France. Mr. Kermarrec holds an M.S. in electrical engineering from the Conservatoire des Arts et Metiers (CNAM), France.
Mr. Robertson joined IDT in March 2010 as Vice President, Corporate Marketing. Prior to joining IDT, Mr. Robertson served as Vice President of Global Marketing and Corporate Communications at International Rectifier. Prior to International Rectifier, Mr. Robertson held sales and marketing communications positions at Future Electronics, and other senior marketing positions within various marketing and promotion solutions organizations in Europe. Mr. Robertson earned his Master of Business Administration degree from Edinburgh’s Heriot Watt University and a Master of Science degree in Marketing from the University of Glamorgan South Wales, United Kingdom. He is currently completing his Doctorate degree in Business from Heriot Watt University.
The information required by this item concerning our directors is incorporated by reference from the information set forth in the sections titled “Proposal 1—Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2013 Annual Meeting of Stockholders.
Other information required by this item concerning our executive officers is incorporated by reference from the information set forth in this section titled “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2013 Annual Meeting of Stockholders.
The information required by this item concerning our audit committee and its financial expert is incorporated by reference from the information set forth in the section titled “Corporate Governance-Board of Directors Meetings and Committees” in our Proxy Statement for the 2013 Annual Meeting of Stockholders.
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
The information required by this item concerning recommendations of director nominees by security holders is incorporated by reference from the information set forth in the section titled "Consideration of Stockholder Nominees for Director” and “Corporate Governance—Board of Directors Meetings and Committees" in our Proxy Statement for the 2013 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated herein by reference from the Company's Proxy Statement for the 2013 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated herein by reference from the Company's Proxy Statement for the 2013 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated herein by reference from the Company's Proxy Statement for the 2013 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated herein by reference from the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

INTEGRATED DEVICE TECHNOLOGY, INC. Registrant
	By:	/s/ THEODORE L. TEWKSBURY III
May 29, 2013		Theodore L.Tewksbury III President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ THEODORE L. TEWKSBURY III	Chief Executive Officer, President and Director	May 29, 2013
Theodore L. Tewksbury III	(Principal Executive Officer)

/s/ RICHARD D. CROWLEY, JR.	Senior Vice President, Chief Financial Officer	May 29, 2013
Richard D. Crowley, Jr.	(Principal Financial and Accounting Officer)

/s/ JOHN SCHOFIELD	Chairman of the Board	May 29, 2013
John Schofield

/s/ GORDON PARNELL	Director	May 29, 2013
Gordon Parnell

/s/ UMESH PADVAL	Director	May 29, 2013
Umesh Padval

/s/ RON SMITH	Director	May 29, 2013
Ron Smith

/s/ DONALD SCHROCK	Director	May 29, 2013
Donald Schrock

/s/ PETER FELD	Director	May 29, 2013
Peter Feld

/s/ JEFFREY MCCREARY	Director	May 29, 2013
Jeffrey McCreary

/s/ NORMAN TAFFE	Director	May 29, 2013
Norman Taffe

INTEGRATED DEVICE TECHNOLOGY, INC.
SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)	Balance at Beginning of Period	Additions Charged (Credited) to Revenues, Costs and Expenses	Charged (Credited) to Other Accounts	Deductions and Write-offs	Balance at End of Period
Allowance for returns, pricing credits and doubtful accounts
Year ended April 3, 2011	$6,656	$7,700	$1,819	$(11,607)	$4,568
Year ended April 1, 2012	$4,568	$(772)	$124	$(911)	$3,009
Year ended March 31, 2013	$3,009	$134	$—	$(356)	$2,787
Tax valuation allowance
Year ended April 3, 2011	$109,346	$2,584	$—	$13,830	$125,760
Year ended April 1, 2012	$125,760	$22,508	$—	$(16,537)	$131,731
Year ended March 31, 2013	$131,731	$34,171	$—	$(31,269)	$134,633

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File Number	Exhibit/ Appendix	Filing Date	Filed Herewith
2.1*	Arrangement Agreement, dated as of April 30, 2009, by and among Integrated Device Technology, Inc., 4440471 Canada Inc. and Tundra Semiconductor Corporation.	8-K	00-12695	2.1	4/30/2009
2.2*	Business Purchase Agreement, dated as of February 22, 2012, by and between Integrated Device Technology, Inc. and NXP B.V.	8-K	00-12695	2.1	7/20/2012
2.3*	Amendment No. 1 to Business Purchase Agreement, dated as of June 21, 2012, by and between Integrated Device Technology, Inc. and NXP B.V.	8-K	00-12695	2.2	7/20/2012
2.4*	Amendment No. 2 to Business Purchase Agreement, dated as of July 19, 2012, by and between Integrated Device Technology, Inc. and NXP B.V.	8-K	00-12695	2.3	7/20/2012
3.1*	Restated Certificate of Incorporation, as amended to date.	10-K	00-12695	3.1	5/21/2012
3.2*	Certificate of Designations specifying the terms of the Series A Junior Participating Preferred Stock of Integrated Device Technology, Inc., as filed with the Secretary of State of the State of Delaware.	8-A	00-12695	3.6	12/23/1998
3.6*	Amended and Restated Bylaws of the Company, as amended and restated, effective July 22, 2009.	8-K	00-12695	3.1	7/28/2009
10.1*	1994 Stock Option Plan, as amended as of September 22, 2000.**	10-Q	00-12695	10.1	11/15/2000
10.2*	1994 Directors Stock Option Plan and related documents.**	10-Q	00-12695	10.18	11/16/1994
10.3*	Form of Indemnification Agreement between the Company and its directors and officers.**	10-K	00-12695	10.68	4/2/1989
10.4*	Incentive Compensation Plan.**	10-Q	00-12695	10.27	8/11/2005
10.5*	Form of Change of Control Agreement between the Company and certain of its officers.**	10-K	00-12695	10.13	6/23/2003
10.6*	1997 Stock Option Plan.**	10-Q	00-12695	10.23	8/14/2002
10.7*	Non-Qualified Deferred Compensation Plan effective November 1, 2000.**	10-K	00-12695	10.21	6/29/2001
10.8*	1984 Employee Stock Purchase Plan, as amended and restated effective September 29, 2003.**	10-Q	00-12695	10.25	11/6/2003
10.9*	2004 Equity Plan, as amended and restated, effective September 23, 2010.**	DEF 14A	00-12695	A	7/26/2010
10.10*	Agreement for Purchase and Sale of Real Property between the Company and Electroglas, Inc. dated December 16, 2004.	10-K	00-12695	10.26	6/14/2005

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File Number	Exhibit/ Appendix	Filing Date	Filed Herewith
10.11*	Executive Compensation Agreement, dated February 12, 2008, by and between Registrant and its President and CEO, Ted Tewksbury.**	8-K	00-12695	10.1	2/20/2008
10.12*	Offer Letter between the Company and Richard D. Crowley, Jr., entered into on September 15, 2008.**	8-K	00-12695	10.1	9/23/2008
10.13*	2009 Employee Stock Purchase Plan.**	DEF 14A	00-12695	A	8/7/2009
10.14*	Asset purchase agreement dated as of December 14, 2011 by and among Alpha and Omega Semiconductor Limited, Jireh Semiconductor Incorporated and Integrated Device Technology, Inc.	8-K	00-12695	10.1	12/20/2011
10.15*	Master Purchase Agreement, dated June 13, 2011, by and between Integrated Device Technology, Inc. and Bank of America, N.A. (the Master Purchase Agreement).	8-K	00-12695	10.1	6/17/2011
10.16*	Asset purchase agreement dated as of August 31, 2011 by and among Qualcomm, Inc and Integrated Device Technology, Inc.	10-K	00-12695	10.34	5/21/2012
10.17*	Foundry agreement dated August 3, 2009 between the Company and Taiwan Semiconductor Manufacturing Co., Ltd.	10-K	00-12695	10.35	5/21/2012
10.18*	Amendment No. 1 to the Master Purchase Agreement, dated as of May 17, 2012, by and between Integrated Device Technology, Inc. and Bank of America, N.A.	10-K	00-12695	10.36	5/21/2012
10.19*	Settlement Agreement, dated June 19, 2012, by and among Integrated Device Technology, Inc., Starboard Value LP and certain other entities and natural persons listed on Exhibit A thereto.	8-K	00-12695	10.1	6/20/2012
10.20*	Amendment No. 2 to the Master Purchase Agreement, dated as of December 4, 2012, by and between Integrated Device Technology, Inc. and Bank of America, N.A.	8-K	00-12695	10.1	12/7/2012
10.21*	Executive Retention Plan.**	8-K	00-12695	10.1	1/15/2013
21.1	Subsidiaries of the Company.					X
23.1	Consent of PricewaterhouseCoopers LLP.					X

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File Number	Exhibit/ Appendix	Filing Date	Filed Herewith
31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

*This exhibit was previously filed with the Securities and Exchange Commission (SEC) as indicated and is incorporated herein by reference.

**This exhibit is a management contract or compensatory plan or arrangement.