Form 10-Q
period 2013-06-30
INTEGRATED DEVICE TECHNOLOGY INC
filed 2013-08-08
CIK 703361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________
(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013 OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-Tof this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
☐  Large accelerated filer                            ☒   Accelerated filer                            ☐  Non-accelerated filer               ☐ Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
The number of outstanding shares of the registrant's Common Stock, $.001 par value, as of August 5, 2013 was approximately 149,875,983.

INTEGRATED DEVICE TECHNOLOGY, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited in thousands)	June 30, 2013	March 31, 2013
Assets
Current assets:
Cash and cash equivalents	$113,995	$130,837
Short-term investments	196,242	166,333
Accounts receivable, net of allowances of $2,528 and $2,787	65,647	62,083
Inventories	56,827	56,555
Income tax receivable	200	192
Prepayments and other current assets	22,450	24,505
Total current assets	455,361	440,505
Property, plant and equipment, net	76,163	74,988
Goodwill	144,924	144,924
Other intangible assets, net	44,281	48,602
Deferred non-current tax assets	671	671
Other assets	17,940	18,889
Total assets	$739,340	$728,579
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$27,843	$23,244
Accrued compensation and related expenses	22,589	21,090
Deferred income on shipments to distributors	13,962	14,539
Deferred tax liabilities	1,005	1,000
Other accrued liabilities	11,813	14,652
Total current liabilities	77,212	74,525
Deferred tax liabilities	1,552	1,552
Long-term income tax payable	284	454
Other long-term liabilities	20,673	22,022
Total liabilities	99,721	98,553
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock: $.001 par value: 10,000 shares authorized; no shares issued	—	—
Common stock: $.001 par value: 350,000 shares authorized; 148,257 and 146,253 shares outstanding at June 30, 2013 and March 31, 2013, respectively	148	146
Additional paid-in capital	2,420,794	2,407,998
Treasury stock at cost: 90,426 shares at June 30, 2013 and March 31, 2013, respectively	(977,296)	(977,296)
Accumulated deficit	(804,572)	(802,308)
Accumulated other comprehensive income	545	1,486
Total stockholders' equity	639,619	630,026
Total liabilities and stockholders' equity	$739,340	$728,579

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
(Unaudited in thousands, except per share data)	June 30, 2013	July 1, 2012
Revenues	$117,982	$130,161
Cost of revenues	51,809	57,648
Gross profit	66,173	72,513
Operating expenses:
Research and development	40,849	41,544
Selling, general and administrative	27,843	36,412
Total operating expenses	68,692	77,956
Operating loss	(2,519)	(5,443)
Interest income and other, net	57	2,000
Loss before income taxes from continuing operations	(2,462)	(3,443)
Income tax benefit	(198)	(3,986)
Net income (loss) from continuing operations	$(2,264)	$543

Discontinued operations:
Loss from discontinued operations before income taxes	—	(4,858)
Net loss from discontinued operations	—	(4,858)

Net loss	$(2,264)	$(4,315)

Basic net loss per share - continuing operations	$(0.02)	$—
Basic net loss per share - discontinued operations	$—	$(0.03)
Basic net loss per share	$(0.02)	$(0.03)

Diluted net loss per share - continuing operations	$(0.02)	$—
Diluted net loss per share - discontinued operations	$—	$(0.03)
Diluted net loss per share	$(0.02)	$(0.03)

Weighted average shares:
Basic	147,056	142,595
Diluted	147,056	143,984

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended
(Unaudited in thousands)	June 30, 2013	July 1, 2012

Net loss	$(2,264)	$(4,315)
Other comprehensive loss, net of taxes:
Currency translation adjustments, net of tax	(209)	(181)
Change in net unrealized loss on investments, net of tax	(730)	(49)
Actuarial loss on post-employment and post-retirement benefit plans, net of tax	(2)	—
Total other comprehensive loss	$(941)	$(230)
Comprehensive loss	$(3,205)	$(4,545)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
(Unaudited in thousands)	June 30, 2013	July 1, 2012
Cash flows provided by operating activities:
Net loss	$(2,264)	$(4,315)
Adjustments:
Depreciation	5,471	4,678
Amortization of intangible assets	4,321	4,890
Stock-based compensation expense, net of amounts capitalized in inventory	4,986	3,282
Deferred tax provision	5	(4,268)
Tax benefit from share-based payment arrangements	—	(45)
Changes in assets and liabilities (net of amounts acquired):
Accounts receivable, net	(3,564)	288
Inventories	(179)	7,362
Prepayments and other assets	3,312	802
Accounts payable	1,930	(1,645)
Accrued compensation and related expenses	1,499	104
Deferred income on shipments to distributors	(577)	(1,923)
Income taxes payable and receivable	(1,143)	(46)
Other accrued liabilities and long-term liabilities	109	1,955
Net cash provided by operating activities	13,906	11,119
Cash flows provided by (used for) investing activities:
Acquisitions, net of cash acquired	—	(40,295)
Cash in escrow related to acquisitions	—	(4,700)
Purchases of property, plant and equipment, net	(3,981)	(9,290)
Purchases of short-term investments	(115,695)	(47,062)
Proceeds from sales of short-term investments	75,027	15,828
Proceeds from maturities of short-term investments	9,721	45,370
Net cash used for investing activities	(34,928)	(40,149)
Cash flows provided by (used for) financing activities:
Proceeds from issuance of common stock	7,719	3,017
Payment of acquisition related contingent consideration	(3,330)	—
Excess tax benefit from share-based payment arrangements	—	45
Net cash provided by financing activities	4,389	3,062
Effect of exchange rates on cash and cash equivalents	(209)	(180)
Net decrease in cash and cash equivalents	(16,842)	(26,148)
Cash and cash equivalents at beginning of period	130,837	134,924
Cash and cash equivalents at end of period	$113,995	$108,776

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
Basis of Presentation. The Company's fiscal year is the 52- or 53-week period ending on the Sunday closest to March 31st. In a 52-week year, each fiscal quarter consists of thirteen weeks. In a 53-week year, the additional week is usually added to the third quarter, making such quarter consist of fourteen weeks. The first quarters of fiscal 2014 and fiscal 2013 were thirteen week periods.
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
Significant Accounting Policies. For a description of significant accounting policies, see Note 1, Summary of Significant Accounting Policies to the consolidated financial statements included in the Company's annual report on Form 10-K for the fiscal year ended March 31, 2013. There have been no material changes to the Company's significant accounting policies since the filing of the annual report on Form 10-K.
Recent Accounting Pronouncements.
Accounting Pronouncements Recently Adopted
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
In February 2013, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) to the guidance on Comprehensive Income, to improve the reporting of reclassifications out of accumulated other income. This guidance requires entities to provide information about the amounts reclassified out of accumulated other income by component. The authoritative guidance also requires an entity to present, either on the face of the statement where net income (loss) is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income only if the amount reclassified is required under U.S. GAAP to be reclassified to net income (loss) in its entirety in the same reporting period. For amounts not required to be reclassified under U.S. GAAP, entities are required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The Company adopted this guidance in the first quarter of fiscal 2013 and the adoption did not have a significant impact the Company's condensed consolidated financial statements. See Note 11 for more information.
Accounting Pronouncements Not Yet Effective for Fiscal 2014
In February 2013, the FASB issued guidance for the recognition, measurement, and disclosure of certain obligations resulting from joint and several liability arrangements for which the total amount is fixed. Such obligations may include debt arrangements, legal settlements, and other contractual arrangements. The guidance is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2013 and should be applied retrospectively to all prior periods presented for those obligations within the scope which existed as of the beginning of the fiscal year of adoption. Early adoption is permitted. The Company is currently evaluating the new guidance.
In March 2013, the FASB issued guidance on the accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. The guidance is effective prospectively for fiscal years and interim periods within those fiscal years beginning after December 15, 2013. Early adoption is permitted. The Company is currently evaluating the new guidance.
In July 2013, FASB issued an ASU on Income Taxes, to improve the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This guidance is expected to reduce diversity in practice by and is expected to better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exists. This guidance is effective for interim and annual periods beginning after December 15, 2013.

The Company does not believe that the implementation of this authoritative guidance will have a material impact on its financial position or results of operations as it affects presentation of unrecognized tax benefits.
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
The following table sets forth the computation of basic and diluted net income per share from continuing operations:

	Three Months Ended
(in thousands, except per share amounts)	June 30, 2013	July 1, 2012
Numerator (basic and diluted):
Net income (loss) from continuing operations	$(2,264)	$543

Denominator:
Weighted average common shares outstanding, basic	147,056	142,595
Dilutive effect of employee stock options and restricted stock units	—	1,389
Weighted average common shares outstanding, diluted	147,056	143,984

Basic net income (loss) per share from continuing operations	$(0.02)	$—
Diluted net income (loss) per share from continuing operations	$(0.02)	$—
Potential dilutive common shares of 8.0 million and 14.0 million pertaining to employee stock options and restricted stock units were excluded from the calculation of diluted earnings per share for the three months ended June 30, 2013 and July 1, 2012, respectively, because the effect would have been anti-dilutive.
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
Acquisition of NXP B.V.'s Data Converter Business
On July 19, 2012, the Company completed an acquisition of certain assets related to technology and products developed for communications analog mixed-signal market applications from NXP B.V. The Company believes this acquisition will enhance its efforts to increase silicon content in wireless infrastructure markets. The Company believes that with this acquisition it can offer its customers a one-stop shop for wireless base stations, including radio frequency (RF) components, analog-to-digital converters (ADCs), digital-to-analog converters (DACs), Serial RapidIO® switches and bridges, high-performance timing devices, data compression IP, and power management ICs, and it will help the Company increase its dollar content in the base station by offering all the key components in the signal chain.
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
Intangible Assets:
Existing technologies consist of NXP's data converter products that have reached technological feasibility and in-process research and development (IPR&D) which consists of projects that have not reached technological feasibility. The Company valued the existing technologies and IPR&D utilizing a multi-period excess earnings method (Excess Earnings Method), which uses the discounted future earnings specifically attributed to these intangible assets, that is, in excess of returns for other assets that contributed to those earnings. The Company utilized discount factors of 26% for the existing technologies and is amortizing the intangible assets over 5 years on a straight-line basis. A discount factor of 31% was utilized for IPR&D. The Company estimates that this IPR&D will be completed within 27 months of the acquisition closing date. The Company valued one year of contractual backlog also using the Excess Earnings Method and a discount rate of 19%.
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

Pro Forma Financial Information (unaudited):
The following unaudited pro forma financial information presents the combined results of operations of the Company and the NXP B.V. data converter business as if the acquisition had occurred as of the beginning of fiscal 2012. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal 2012. The unaudited pro forma financial information presented below for the three months ended July 1, 2012 combines historical IDT and NXP B.V. data converter business results. The pro forma financial information includes the business combination effect of the amortization charges from acquired intangible assets, the amortization of fair market value inventory write-up and acquisition costs.

Three Months Ended
(Unaudited in thousands, except per share data)	July 1, 2012
Revenues	$130,514
Net loss	$(4,179)
Basic net loss per share - continuing operations	$(0.03)
Diluted net loss per share - continuing operations	$(0.03)
Acquisition of Fox Enterprises, Inc.
On April 30, 2012, the Company completed the acquisition of Fox Enterprises, Inc. (Fox), a leading supplier of frequency control products including crystals and crystal oscillators, in an all-cash transaction for approximately $28.9 million, which included $25.7 million in cash paid at closing and $3.2 million which was recorded as a liability representing the fair value of contingent cash consideration of up to $4.0 million based upon the achievement of future financial milestones, which would be payable after 12 months from the acquisition date. During the three month period ended June 30, 2013, the Company settled the contingent consideration and paid Fox $3.3 million. The Company believes that the combination of Fox's product portfolio with the Company's CrystalFree™ oscillators makes the Company the industry's one-stop shop for frequency control products. In addition, the Company expects this acquisition will help accelerate the adoption of CrystalFree™ by enabling customers to purchase pMEMS and CMOS solid-state oscillators alongside traditional quartz-based components through the Company's established sales channels.
The Company allocated the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess purchase price over those fair values was recorded as goodwill. The fair values assigned to tangible and intangible assets acquired were based on management estimates and assumptions.
The Company incurred approximately $0.2 million of acquisition-related costs in the first quarter of fiscal 2013, and these costs are included in selling, general and administrative expenses on the Condensed Consolidated Statements of Operations.
The aggregate purchase price was allocated as follows:

(in thousands)	Fair Value
Cash	$1,080
Accounts receivable	4,053
Inventories	2,600
Prepaid expenses and other current assets	363
Property, plant and equipment, net	656
Other long-term assets	1,190
Accounts payable and accrued expenses	(3,765)
Other long-term liabilities	(1,516)
Long-term deferred tax liability	(4,345)
Intangible assets (other than goodwill)	12,300
Goodwill	16,305
Total purchase price	$28,921

A summary of the allocation of intangible assets (other than goodwill) is as follows:

(in thousands)	Fair Value
Existing technologies	$7,900
Customer relationships	2,000
Trade names and trademarks	1,500
In-process research and development	900
Total	$12,300
Identifiable Tangible Assets and Liabilities
Assets and liabilities were reviewed and adjusted, if required, to their estimated fair value.
Inventories – The value allocated to inventories reflects the estimated fair value of the acquired inventory based on the expected sales price of the inventory, less reasonable selling margin.
Intangible Assets:
The Company valued the existing technologies utilizing a discounted cash flow (DCF) model, which uses forecasts of future revenues and expenses related to the intangible assets. The Company utilized a discount factor of 15% for the existing technologies and is amortizing the intangible assets over 5 years on a straight-line basis.
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
Acquisition of Alvand Technologies, Inc.
On April 16, 2012, the Company completed the acquisition of Alvand Technologies Inc., a leading analog integrated circuits company specializing in data converters, for total purchase consideration of approximately $23.3 million, of which $20.5 million was paid in cash at closing and $2.8 million was recorded as a liability representing the fair value of contingent cash consideration of up to $4.0 million based upon the achievement of future product development milestones to be completed within 36 months following the acquisition date. Payments will be made on a proportionate basis upon the completion of each milestone. As of June 30, 2013, the fair value of the contingent consideration was re-measured based on a revised product development forecast for the business. As a result, the fair value of the contingent consideration increased to $3.4 million. $0.5 million of the change in the fair value of the contingent consideration was recorded in selling, general and administrative expenses in fiscal 2013 and $0.1 million in the first quarter of fiscal 2014.
The Company allocated the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess purchase price over those fair values was recorded as goodwill. The fair values assigned to tangible and intangible assets acquired were based on management estimates and assumptions.
The Company incurred approximately $0.1 million of acquisition-related costs in the first quarter of fiscal 2013, which were included in selling, general and administrative expense on the Condensed Consolidated Statements of Operations.

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

The results from discontinued operations for the three months ended July 1, 2012 are as follows (in thousands):

Three Months Ended
July 1, 2012
Revenues	$978
Cost of revenue	1,894
Operating expenses	3,942
Net loss from discontinued operations	$(4,858)

Note 5. Fair Value Measurement
The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2013:

	Fair Value at Reporting Date Using:
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash Equivalents and Short-Term investments:
US government treasuries and agencies securities	$78,034	$—	$—	$78,034
Money market funds	67,237	—	—	67,237
Asset-backed securities	—	11,294	—	11,294
Corporate bonds	—	93,238	—	93,238
International government bonds	—	4,034	—	4,034
Bank deposits	—	14,512	—	14,512
Municipal bonds	—	5,026	—	5,026
Total assets measured at fair value	$145,271	$128,104	$—	$273,375
Liabilities:
Fair value of contingent consideration	—	—	3,408	3,408
Total liabilities measured at fair value	$—	$—	$3,408	$3,408

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2013:

	Fair Value at Reporting Date Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash Equivalents and Short-Term investments:
US government treasuries and agencies securities	$87,379	$—	$—	$87,379
Money market funds	79,083	—	—	79,083
Asset-backed securities	—	9,855	—	9,855
Corporate bonds	—	58,716	—	58,716
International government bonds	—	3,066	—	3,066
Bank deposits	—	16,583	—	16,583
Municipal bonds	—	2,094	—	2,094
Total assets measured at fair value	$166,462	$90,314	$—	$256,776
Liabilities:
Fair value of contingent consideration	—	—	6,695	6,695
Total liabilities measured at fair value	$—	$—	$6,695	$6,695

U.S. government treasuries and U.S. government agency securities as of June 30, 2013 and March 31, 2013 do not include any U.S. government guaranteed bank issued paper. Corporate bonds include bank-issued securities that are guaranteed by the Federal Deposit Insurance Corporation (FDIC).
The securities in Level 1 are highly liquid and actively traded in exchange markets or over-the-counter markets. Level 2 fixed income securities are priced using quoted market prices for similar instruments, non-binding market prices that are corroborated by observable market data.
In connection with the acquisition of Fox Enterprises and Alvand Technologies (See "Note 3 - Business Combinations"), liabilities were recognized for the Company’s estimate of the fair value of contingent consideration on the acquisition dates based on probability-based forecasted revenues, gross profits and attainment of product development milestones. These fair value measurements are based on significant inputs not observed in the market and thus represent a Level 3 measurement, which reflect the Company’s own assumptions concerning future revenues, gross profit and product development milestones of the acquired businesses in measuring fair value. During the three months ended June 30, 2013, the Company settled the contingent consideration with Fox and paid $3.3 million to the former shareholders of Fox. As of June 30, 2013, the fair value of the remaining contingent consideration for Alvand Technologies was $3.4 million.
The following table summarizes the change in the fair value of the contingent consideration measured using significant unobservable inputs (Level 3) for the three months ended June 30, 2013:

(in thousands)	Estimated Fair Value
Balance as of March 31, 2013	$6,695
Payments	(3,287)
Balance as of June 30, 2013	$3,408

All of the Company’s available-for-sale investments are subject to a periodic impairment review. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. The Company did not record any impairment charges related to its available-for-sale investments in the three months ended June 30, 2013 and July 1, 2012.

Note 6. Investments
Available-for-Sale Securities
Available-for-sale investments at June 30, 2013 were as follows:

(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government treasuries and agencies securities	$78,154	$4	$(124)	$78,034
Money market funds	67,237	—	—	67,237
Asset-backed securities	11,337	—	(43)	11,294
Corporate bonds	93,694	7	(463)	93,238
International government bonds	4,072	—	(38)	4,034
Bank deposits	14,512	—	—	14,512
Municipal bonds	5,095	—	(69)	5,026
Total available-for-sale investments	274,101	11	(737)	273,375
Less amounts classified as cash equivalents	(77,133)	—	—	(77,133)
Short-term investments	$196,968	$11	$(737)	$196,242

Available-for-sale investments at March 31, 2013 were as follows:

(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government treasuries and agencies securities	$87,356	$24	$(1)	$87,379
Money market funds	79,083	—	—	79,083
Asset-backed securities	9,860	2	(7)	9,855
Corporate bonds	58,733	33	(50)	58,716
International government bonds	3,069	1	(4)	3,066
Bank deposits	16,583	—	—	16,583
Municipal bonds	2,089	5	—	2,094
Total available-for-sale investments	256,773	65	(62)	256,776
Less amounts classified as cash equivalents	(90,443)	—	—	(90,443)
Short-term investments	$166,330	$65	$(62)	$166,333

The cost and estimated fair value of available-for-sale securities at June 30, 2013, by contractual maturity, were as follows:

(in thousands)	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$108,944	$108,933
Due in 1-2 years	84,498	84,328
Due in 2-5 years	80,659	80,114
Total investments in available-for-sale securities	$274,101	$273,375

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses as of June 30, 2013, aggregated by investment category and length of time that individual securities have been in a continuous loss position.

	Less Than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$87,804	$(463)	$—	$—	$87,804	$(463)
Asset-backed securities	11,294	(43)	—	—	11,294	(43)
U.S. government treasuries and agencies securities	65,478	(124)	—	—	65,478	(124)
Municipal bonds	5,026	(69)	—	—	5,026	(69)
International government bonds	3,025	(38)	—	—	3,025	(38)
Total	$172,627	$(737)	$—	$—	$172,627	$(737)

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses, as of March 31, 2013, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

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

Currently, a significant portion of the Company’s available-for-sale investments that it holds are high grade instruments.  As of June 30, 2013, the unrealized losses on the Company’s available-for-sale investments represented an insignificant amount in relation to its total available-for-sale portfolio. Substantially all of the Company’s unrealized losses on its available-for-sale marketable debt instruments are primarily driven by declines in interest rates or as a result of a decrease in the market liquidity for debt instruments.  Because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, the Company did not consider these investments to be other-than-temporarily impaired at June 30, 2013 and March 31, 2013.

Note 7. Stock-Based Employee Compensation
Equity Incentive Programs
The Company currently issues awards under three equity-based plans in order to provide additional incentive and retention to directors and employees who are considered to be essential to the long-range success of the Company. These plans are further described below.
2004 Equity Plan (2004 Plan)
Options granted by the Company under the 2004 Plan generally expire seven years from the date of grant and generally vest over a four-year period from the date of grant, with one-quarter of the shares of common stock vesting on the one-year anniversary of the grant date and the remaining shares vesting monthly for the 36 months thereafter. The exercise price of the options granted by the Company under the 2004 Plan shall not be less than 100% of the fair market value for a common share subject to such option on the date the option is granted. Full value awards made under the 2004 Plan shall become vested over a period of not less than three years (or, if vesting is performance-based, over a period of not less than one year) following the date such award is made; provided, however, that full value awards that result in the issuance of an aggregate of up to 5% of common stock available under the 2004 Plan may be granted to any one or more participants without respect to such minimum vesting provisions. As of June 30, 2013, there were 6.4 million shares available for future grant under the 2004 Plan.

Compensation Expense
The following table summarizes stock-based compensation expense by category appearing in the Company’s Condensed Consolidated Statement of Operations:

	Three Months Ended
(in thousands)	June 30, 2013	July 1, 2012
Cost of revenue	$333	$303
Research and development	2,472	1,543
Selling, general and administrative	2,181	1,277
Discontinued operations	—	159
Total stock-based compensation expense	$4,986	$3,282
The amount of stock-based compensation expense that was capitalized during the periods presented above was immaterial.
Stock Options
The following is a summary of the Company's stock option activity and related weighted average exercise prices for each category:

	Three Months Ended June 30, 2013
(shares in thousands)	Shares	Price
Beginning stock options outstanding	12,817	$7.12
Granted	1,296	7.67
Exercised (1)	(926)	5.62
Canceled	(617)	13.41
Ending stock options outstanding	12,570	$6.98
Ending stock options exercisable	7,293	$7.13

(1)	Upon exercise, the Company issues new shares of common stock.
As of June 30, 2013, the unrecognized compensation cost related to nonvested stock options, net of estimated forfeitures, was $5.1 million and will be recognized over a weighted-average period of 1.4 years.
As of June 30, 2013, stock options vested and expected to vest totaled approximately 11.4 million with a weighted-average exercise price of $6.99 and a weighted-average remaining contractual life of 4.1 years. The aggregate intrinsic value as of June 30, 2013 was approximately $16.0 million.
As of June 30, 2013, fully vested stock options totaled approximately 7.3 million with a weighted-average exercise price of $7.13 and a weighted-average remaining contractual life of 3.2 years. The aggregate intrinsic value as of June 30, 2013 was approximately $10.7 million.
Restricted Stock Units
Restricted stock units granted by the Company under the 2004 Plan generally vest over at least a three-year period from the grant date with one-third of restricted stock units vesting on each one-year anniversary. As of June 30, 2013, 3.6 million restricted stock unit awards were outstanding under the 2004 Plan.

The following table summarizes the Company's restricted stock unit activity for each category for the three months ended June 30, 2013:

Three Months Ended June 30, 2013
(shares in thousands)	Shares
Beginning RSUs outstanding	2,591
Granted	1,753
Released	(682)
Forfeited	(69)
Ending RSUs outstanding	3,593
As of June 30, 2013, restricted stock units vested and expected to vest totaled approximately 2.8 million with a weighted-average remaining contract life of 1.8 years. The aggregate intrinsic value was approximately $22.0 million.
As of June 30, 2013, the unrecognized compensation cost related to restricted stock units granted under the Company’s equity incentive plans was approximately $13.4 million, net of estimated forfeitures, and is expected to be recognized over a weighted-average period of 2.0 years.
Performance-Based Stock Units
Under the 2004, the Company has granted performance-based stock units which vest and convert into shares of the Company's common stock based on the level of achievement of pre-established performance goals during a specified performance period. The performance period for the Company's performance-based stock units is generally 1 to 3 years. Management evaluates, on a quarterly basis, the likelihood of the Company meeting its performance metrics in determining stock-based compensation expense for the Retention Plan.
The following table summarizes the Company's performance stock unit activity for each category for the three months ended June 30, 2013:

Three Months Ended June 30, 2013
(shares in thousands)	Shares
Beginning PSUs outstanding	744
Granted	417
Released	—
Forfeited	(16)
Ending PSUs outstanding	1,145
As of June 30, 2013, performance stock units vested and expected to vest totaled approximately 0.8 million with a weighted-average remaining contract life of 1.9 years. The aggregate intrinsic value was approximately $6.6 million.
As of June 30, 2013, the unrecognized compensation cost related to performance stock units granted under the Company’s equity incentive plans was approximately $7.2 million, net of estimated forfeitures, and is expected to be recognized over a weighted-average period of 2.0 years.
2009 Employee Stock Purchase Plan (2009 ESPP)
On June 18, 2009, the Board approved implementation of the 2009 Employee Stock Purchase Plan (2009 ESPP) and authorized the reservation and issuance of up to 9,000,000 shares of the Company's common stock, subject to stockholder approval. On September 17, 2009, the Company's stockholders approved the plan at the 2009 Annual Meeting of Stockholders. The 2009 ESPP is intended to be implemented in successive quarterly purchase periods commencing on the first day of each fiscal quarter of the Company. In order to maintain its qualified status under Section 423 of the Internal Revenue Code, the 2009 ESPP imposes certain restrictions, including the limitation that no employee is permitted to participate in the 2009 ESPP if the rights of such employee to purchase common stock of the Company under the 2009 ESPP and all similar purchase plans of the Company or its subsidiaries would accrue at a rate which exceeds $25,000 of the fair market value of such stock (determined at the time the right is granted) for each calendar year.

Activity under the Company's ESPP for the three months ended June 30, 2013 is summarized in the following table:

(in thousands, except per share amounts)
Number of shares issued	395
Average issuance price	$6.35
Number of shares available at June 30, 2013	830

Note 8. Stockholders' Equity
Stock Repurchase Program. In the three months ended June 30, 2013 and July 1, 2012, the Company did not repurchase any shares. As of June 30, 2013, approximately $79.8 million was available for future purchase under the share repurchase program.  Share repurchases were recorded as treasury stock and resulted in a reduction of stockholders’ equity.
Note 9. Balance Sheet Detail

(in thousands)	June 30, 2013	March 31, 2013
Inventories, net
Raw materials	$7,130	$7,008
Work-in-process	26,468	24,123
Finished goods	23,229	25,424
Total inventories, net	$56,827	$56,555

Property, plant and equipment, net
Land	$11,792	$11,832
Machinery and equipment (1)	301,164	296,174
Building and leasehold improvements	48,911	48,991
Total property, plant and equipment, gross	361,867	356,997
Less: accumulated depreciation	(285,704)	(282,009)
Total property, plant and equipment, net	$76,163	$74,988

Other accrued liabilities
Short-term portion of supplier obligations (2)	$412	$407
Other (3)	11,401	14,245
Total other accrued liabilities	$11,813	$14,652

Other long-term obligations
Deferred compensation related liabilities	$14,624	$14,615
Other	6,049	7,407
Total other long-term liabilities	$20,673	$22,022

(1) Includes approximately $1.2 million in fixed assets held for sale associated with the sale of certain assets of IDT's PCI Express enterprise flash controller business which was completed on July 12, 2013. See Note 19 for additional information on this subsequent event.
(2) Supplier obligations represent payments due under various software design tool and technology license agreements.
(3) Other current liabilities consist primarily of acquisition related accrued contingent liabilities, accrued royalties and outside commissions, accrued severance costs and other accrued unbilled expenses.

Note 10. Deferred Income on Shipments to Distributors
Included in the caption “Deferred income on shipments to distributors” on the Condensed Consolidated Balance Sheets are amounts related to shipments to certain distributors for which revenue is not recognized until our product has been sold by the distributor to an end customer. The components of deferred income on shipments to distributors as of June 30, 2013 and March 31, 2013 are as follows:

(in thousands)	June 30, 2013	March 31, 2013
Gross deferred revenue	$16,771	$17,581
Gross deferred costs	(2,809)	(3,042)
Deferred income on shipments to distributors	$13,962	$14,539
The gross deferred revenue represents the gross value of shipments to distributors at the list price billed to the distributor less any price protection credits provided to them in connection with reductions in list price while the products remain in their inventory.  The amount ultimately recognized as revenue will be lower than this amount as a result of ship from stock pricing credits which are issued in connection with the sell through of the Company's products to end customers. Historically, this amount represents on average approximately 37.4% of the list price billed to the customer.  The gross deferred costs represent the standard costs (which approximate actual costs) of products the Company sells to the distributors.  Although the Company monitors the levels and quality of inventory in the distribution channel, the Company's experience is that products returned from these distributors may be sold to a different distributor or in a different region of the world.  As such, inventory write-downs for products in the distribution channel have not been significant.

Note 11. Accumulated Other Comprehensive Income
Changes in accumulated other comprehensive income (AOCI) by component, net of tax, for the three months ended June 30, 2013 consisted of the following:

(in thousands)	Cumulative translation adjustments	Unrealized gain on available-for-sale investments	Pension adjustments	Total
Balance as of March 31, 2013	$1,563	$—	$(77)	$1,486
Other comprehensive loss before reclassifications	(209)	(691)	—	(900)
Amounts reclassified from AOCI	—	(39)	(2)	(41)
Net current-period other comprehensive income	(209)	(730)	(2)	(941)
Balance as of June 30, 2013	$1,354	$(730)	$(79)	$545

Comprehensive income components consisted of:

(in thousands)	Three Months Ended June 30, 2013	Location

Unrealized holding gains (losses) on available-for-sale investments	$(39)	interest and other, net
Amortization of pension benefits prior service credits	(2)	operating expense
Total amounts reclassified out of accumulated other comprehensive income (loss)	$(41)

Note 12. Goodwill and Intangible Assets, Net
Goodwill activity for the three months ended June 30, 2013 is as follows:

	Reportable Segment
(in thousands)	Communications	Computing and Consumer	Total
Balance as of March 31, 2013	$124,205	$20,719	$144,924
Dispositions	—	—	—
Additions	—	—	—
Balance as of June 30, 2013	$124,205	$20,719	$144,924
The balance as of June 30, 2013 includes approximately $7.3 million in goodwill allocated to held for sale in association with the sale of certain assets of IDT's PCI Express enterprise flash controller business which was completed on July 12, 2013. See Note 19 for additional information on this subsequent event. Balances as of June 30, 2013 and March 31, 2013 are net of $920.4 million in accumulated impairment losses.
Intangible asset balances as of June 30, 2013 and March 31, 2013 are summarized as follows:

	June 30, 2013
(in thousands)	Gross Assets	Accumulated Amortization	Net Assets
Purchased intangible assets:
Existing technology	$241,197	$(206,034)	$35,163
Trademarks	4,411	(2,246)	2,165
Customer relationships	131,931	(128,990)	2,941
Backlog	1,600	(1,597)	3
Non-compete agreements	2,600	(1,024)	1,576
Total amortizable purchased intangible assets	381,739	(339,891)	41,848
IPR&D *	2,433	—	2,433
Total purchased intangible assets	$384,172	$(339,891)	$44,281

	March 31, 2013
(in thousands)	Gross Assets	Accumulated Amortization	Net Assets
Purchased intangible assets:
Existing technology	$241,197	$(203,129)	$38,068
Trademarks	4,411	(2,018)	2,393
Customer relationships	131,931	(128,107)	3,824
Backlog	1,600	(1,509)	91
Non-compete agreements	2,600	(807)	1,793
Total amortizable purchased intangible assets	381,739	(335,570)	46,169
IPR&D *	2,433	—	2,433
Total purchased intangible assets	$384,172	$(335,570)	$48,602
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
Amortization expense for the three months ended June 30, 2013 and July 1, 2012 was $4.3 million and $4.9 million, respectively.
The intangible assets are being amortized over estimated useful lives of six months to seven years.

Based on the intangible assets recorded at June 30, 2013, and assuming no subsequent additions to or impairment of the underlying assets, the remaining estimated amortization expense is expected to be as follows (in thousands):

Fiscal Year	Amount
2014 (Remaining 9 months)	$12,706
2015	13,304
2016	8,290
2017	6,591
2018 and thereafter	3,390
Total	$44,281

Note 13. Restructuring
The following table shows the provision of the restructuring charges and the liability remaining as of June 30, 2013:

(in thousands)	Total
Balance as of March 31, 2013	$1,662
Provision	410
Cash payments	(1,478)
Balance as of June 30, 2013	$594
During fiscal 2013, the Company recorded restructuring charges of $4.3 million for multiple reduction in workforce actions. The Company reduced its total headcount by approximately 132 employees with reductions affecting all functional areas and various locations. During fiscal 2013, the Company paid $3.2 million in severance costs associated with these actions. During the three months ended June 30, 2013, the Company paid out $1.1 million and completed these actions.
During the first quarter of fiscal 2014, the Company recorded additional restructuring charges of $0.4 million and further reduced headcount by 15 employees. As of June 30, 2013, the total accrued balance for employee severance costs related to these restructuring actions was $0.4 million. The Company expects to complete these restructuring actions in the second quarter of fiscal 2014.
In connection with the Company's divestiture of its smart metering business, during fiscal 2013, the Company recorded $0.4 million in restructuring expenses for employee severance costs. During the three months ended June 30, 2013, the Company paid $0.4 million and completed this action.
Note 14. Commitments and Contingencies
Warranty
The Company maintains an accrual for obligations it incurs under its standard product warranty program and customer, part, or process specific matters. The Company’s standard warranty period is one year, however in certain instances the warranty period may be extended to as long as two years. Management estimates the fair value of the Company’s warranty liability based on actual past warranty claims experience, its policies regarding customer warranty returns and other estimates about the timing and disposition of product returned under the standard program. Customer, part, or process specific accruals are estimated using a specific identification method. Historical profit and loss impact related to warranty returns activity has been minimal. The total warranty accrual was $0.3 million and $0.2 million as of June 30, 2013 and March 31, 2013, respectively.
Litigation
In January 2012, Maxim I Properties, a general partnership that had purchased a certain parcel of real property (the Property) in 2003, filed a complaint in the Northern District of California naming approximately 30 defendants, including the Company, alleging various environmental violations of the federal Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) and Resource Conservation and Recovery Act (RCRA), the California Hazardous Substance Account Act (HSAA), and other common law claims (the Complaint). The Complaint alleges with regard to the Company that IDT “…generated, transported, and/or arranged for the transport and/or disposal of hazardous waste to the Property.” The Complaint further alleges that the Defendants are liable for the costs of investigation and remediation of the Property due to the release of hazardous substances, and that Defendants violated their duty to prevent the release of such hazardous substances. In March 2012, the Company was served with and filed an answer to the Complaint, denying the various allegations in the Complaint. In April 2012, the Company filed an amended answer to the Complaint, including a counterclaim against the plaintiff. On August 15, 2012, the plaintiff voluntarily dismissed its Complaint against the Company without prejudice. Moyer Products, Inc., another defendant, has counter-claimed against Maxim and cross-claimed against Defendants, including the Company, and thus the Company remains a defendant in this action. In September 2012, the California Department of Toxic Substances Control (DTSC) notified the Company that it identified the Company, along with more than 50 other entities, and included the Company as a respondent to DTSC's Enforcement Order, as “a generator of hazardous waste” that was sent to the Property. In April 2013, the Company, along with the other “respondent” parties, entered into a Corrective Action Consent Agreement (CACA) to conduct the Property investigation and corrective action selection. The CACA supersedes the Enforcement Order. In February 2013, the court stayed the Maxim/Moyer litigation pending the Property investigation under the CACA and DTSC's corrective action selection. The Company will continue to vigorously defend itself against the allegations in the Complaint and evaluate settlement options with Moyer upon completion of the Property investigation and corrective action selection. Because the investigation is at an early stage and the DTSC has not yet selected a corrective action, and because no specific monetary demands have been made, it is not yet possible for us to estimate the potential loss or range of potential losses.
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
The Company is also party to various other legal proceedings and claims arising in the normal course of business. As of June 30, 2013, the Company has not recorded any accrual for contingent liabilities associated with its legal proceedings based on the belief that liabilities, while possible, are not probable. Further, probable losses or ranges of possible losses in these matters cannot be reasonably estimated at this time. Generally, litigation is subject to inherent uncertainties, and no assurance can be given that the Company will prevail in any particular lawsuit. Accordingly, pending lawsuits, as well as potential future litigation with other companies, could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's financial condition, results of operations or cash flows.

Note 15. Employee Benefit Plans
401(k) Plan
The Company sponsors a 401(k) retirement matching plan for qualified domestic employees.  The Company recorded expenses of approximately $0.6 million and $0.8 million in matching contributions under the plan during the three months ended June 30, 2013 and July 1, 2012, respectively.
Deferred Compensation Plans
Effective November 1, 2000, the Company established an unfunded deferred compensation plan to provide benefits to executive officers and other key employees. Under the plan, participants can defer any portion of their salary and bonus compensation into the plan and may choose from a portfolio of funds from which earnings are measured. Participant balances are always 100% vested. As of June 30, 2013 and March 31, 2013, obligations under the plan totaled approximately $14.6 million and $14.6 million, respectively. Additionally, the Company has set aside assets in a separate trust that is invested in corporate owned life insurance intended to substantially fund the liability under the plan. As of June 30, 2013 and March 31, 2013, the deferred compensation plan assets were approximately $15.9 million and $17.0 million, respectively.
During the first quarter of fiscal 2013, the Company assumed a deferred compensation plan associated with the acquisition of Fox. Under this plan, participants in retirement are entitled to receive a fixed amount from the Company on a monthly basis. The Company has purchased life insurance policies with the intention of funding the liability under this plan. As of both June 30, 2013 and March 31, 2013, the deferred compensation plan assets under this plan were approximately $0.7 million. As of both June 30, 2013 and March 31, 2013, the deferred compensation plan liabilities under this plan were approximately $1.6 million.
International Employee Benefit Plans
The Company sponsors defined-benefit pension plans, defined-contribution plans, multi-employer plans and other post-employment benefit plans covering employees in certain of the Company's international locations. As of June 30, 2013, the net liability for all of these international benefit plans totaled $1.4 million.
Note 16. Income Taxes
During the three months ended June 30, 2013, the Company recorded an income tax benefit of $0.2 million from continuing operations. The Company recorded an income tax benefit of $4.0 million in the three months ended July 1, 2012 from continuing operations. The income tax benefit recorded in the three months ended June 30, 2013 was primarily due to the reversal of uncertain tax positions resulting from statute lapse.
As of June 30, 2013, the Company was subject to examination in the U.S. federal tax jurisdiction for the fiscal years 2010, 2011, and 2012.  In May 2013, the Internal Revenue Service (IRS) commenced a tax audit for fiscal years beginning 2011 through 2012. Although the final outcome is uncertain, based on currently available information, the Company believes that the ultimate outcome will not have a material adverse effect on its financial position, cash flows or results of operations.
As of June 30, 2013, the Company was subject to examination in various state and foreign jurisdictions for tax years 2007 forward, none of which were individually material.

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

The tables below provide information about these segments:

Revenues by segment	Three Months Ended
(in thousands)	June 30, 2013	July 1, 2012
Communications	$68,205	$63,070
Computing and Consumer	49,777	67,091
Total revenues	$117,982	$130,161

Income (loss) by segment from continuing operations	Three Months Ended
(in thousands)	June 30, 2013	July 1, 2012
Communications	$16,562	$17,486
Computing and Consumer	(7,998)	(4,813)
Unallocated expenses:
Amortization of intangible assets	(4,321)	(4,891)
Inventory fair market value adjustment	—	(358)
Fabrication production transfer costs	—	—
Assets impairment and recoveries	36	59
Amortization of stock-based compensation	(4,986)	(3,122)
Severance, retention and facility closure costs	(1,182)	(728)
Acquisition-related costs and other	(730)	(6,636)
Consulting expenses related to stockholder activities	—	(2,576)
Deferred compensation plan expense (benefit)	(1)	(178)
Proceeds from life insurance policies	—	2,313
Interest income and other, net	158	1
Income from continuing operations, before income taxes	$(2,462)	$(3,443)

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

Revenues from unaffiliated customers by geographic area, based on the customers' shipment locations, were as follows:

	Three Months Ended
(in thousands)	June 30, 2013	July 1, 2012
Asia Pacific	$72,334	$85,870
Americas (1)	19,075	19,902
Japan	10,106	11,460
Europe	16,467	12,929
Total revenues	$117,982	$130,161

(1)	The revenues from the customers in the U.S. were $16.6 million and $16.4 million in the three months ended June 30, 2013 and July 1, 2012, respectively.
The Company utilizes global and regional distributors around the world, who buy product directly from the Company on behalf of their customers. One distributor, Avnet represented approximately 13% of the Company’s revenues for the three month period ended June 30, 2013. Two distributors, Maxtek and its affiliates and Uniquest represented approximately 10% and 12%, respectively, of the Company’s revenues for the three months period ended July 1, 2012.

At June 30, 2013, three distributors represented approximately 17%, 13% and 13% of the Company’s gross accounts receivable. At March 31, 2013, four distributors represented approximately 15%, 15%, 12% and 11% of the Company’s gross accounts receivable.
The Company’s significant operations outside of the United States include a test facility in Malaysia, design centers in Canada and China, and sales subsidiaries in Japan, Asia Pacific and Europe. The Company's property, plant and equipment, net, are summarized below by geographic area:

(in thousands)	June 30, 2013	March 31, 2013
United States	$44,537	$44,651
Canada	5,106	5,188
Malaysia	22,949	21,379
All other countries	3,571	3,770
Total property, plant and equipment, net	$76,163	$74,988

Note 18. Derivative Financial Instruments
As of June 30, 2013 and March 31, 2013, the Company did not have any outstanding foreign currency contracts that were designated as hedges of forecasted cash flows or capital equipment purchases. The Company does not enter into derivative financial instruments for speculative or trading purposes.
Note 19. Subsequent Events
On July 12, 2013, Integrated Device Technology, Inc. and Integrated Device Technology (Malaysia) Sdn. Bhd., a wholly-owned subsidiary of IDT (collectively “IDT”), completed the sale of certain assets of its PCI Express ("PCIe") enterprise flash controller business to PMC-Sierra, Inc., a Delaware corporation (“PMC”), for approximately $96 million in cash.
Pursuant to the terms of the Asset Purchase Agreement (the "Purchase Agreement") by and among IDT and PMC, dated May 29, 2013, IDT sold (i) substantially all of the assets that were used by IDT and its subsidiaries in the business of designing, developing, manufacturing, testing, marketing, supporting, maintaining, distributing, provisioning and selling non-volatile memory (flash) controllers and (ii) all technology and intellectual property rights owned by IDT or any of its subsidiaries and used exclusively in, or developed exclusively for use in, (a) switching circuits having the primary function of flexible routing of data from/to multiple switch interface ports, where all switch interface ports conform to the PCIe protocol, or (b) circuits having the primary function of executing all of the capturing, re-timing, re-generating and re-transmitting PCIe signals to help extend the physical reach of the signals in a system (the “Disposition”).
In connection with the closing of the Disposition, a license agreement was entered into by IDT and a subsidiary of PMC simultaneously with the Purchase Agreement, whereby IDT will license certain intellectual property rights and technology to PMC, and PMC will license back to IDT certain of the intellectual property rights and technology acquired by PMC in the Disposition.
In connection with the closing of the Disposition, IDT and PMC also entered into (a) a transition services agreement and (b) a five year supply agreement, whereby IDT will manufacture certain products for PMC.
Additional details regarding the Disposition are provided in the related Current Reports on Form 8-K previously filed by IDT on May 29, 2013 and July 15, 2013.
Prior to the divestiture, the operating results for IDTs PCIe flash controller business was included in the Company's Computing and Consumer reportable segment. The PCIe enterprise flash controller business was part of a larger cash-flow generating product group and did not, on its own, represent a separate operation of the Company and, therefore, this sale did not qualify as discontinued operations.
The Company expects to record a gain of approximately $83 million on divestiture related to this transaction in the second quarter of fiscal 2014.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act).  Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking. Forward-looking statements, which are generally identified by words such as “anticipates,” “expects,” “plans,” “intends,” “seeks,” “targets,” “believes,” “can,” “may,” “might,” “could,” “should,” “would,” “will” and similar terms, include statements related to, among others, revenues and gross profit, research and development activities, selling, general and administrative expenses, restructuring costs, intangible expenses, interest income and other, taxes, capital spending and financing transactions, as well as statements regarding successful development and market acceptance of new products, industry and overall economic conditions and demand, and capacity utilization. Forward-looking statements are based upon current expectations, estimates, forecasts and projections that involve a number of risks and uncertainties. These risks and uncertainties include, but are not limited to: global business and economic conditions; operating results; new product introductions and sales; competitive conditions; capital expenditures and resources; manufacturing capacity utilization; customer demand and inventory levels; product performance; intellectual property matters; mergers and acquisitions and integration activities; and the risk factors set forth in Part II, Item 1A, “Risk Factors” to this Quarterly Report on Form 10-Q.  As a result of these risks and uncertainties, actual results could differ significantly from those expressed or implied in the forward-looking statements.  Unless otherwise required by law, we undertake no obligation to publicly revise these statements for future events or new information after the date of this Quarterly Report on Form 10-Q.
This discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and accompanying Notes included in this report and the Audited Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended March 31, 2013 filed with the SEC. Operating results for the three months ended June 30, 2013 are not necessarily indicative of operating results for an entire fiscal year.
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
For a discussion of our critical accounting policies, see Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013. We believe that these accounting policies are "critical," as defined by the SEC, in that they are both highly important to the portrayal of our financial condition and results, and they require difficult management judgments, estimates and assumptions about matters that are inherently uncertain. We believe that there have been no significant changes during the three months ended June 30, 2013 to the items that we disclosed as our critical accounting policies in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013.
Business overview
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
We seek to differentiate our products from our competitors' products through the following capabilities:

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

For more information on our business, please see Part I, Item 1, “Business,” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013.
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
Associated with the proposed acquisition of PLX, during the first quarter of fiscal 2013, IDT incurred approximately $4.1 million in acquisition related costs, which were included in selling, general and administrative (SG&A) expense on the Condensed Consolidated Statements of Operations.
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
We acquired the communications analog mixed-signal assets for an aggregate cash purchase price of approximately $31.2 million, less a $4.0 million credit from NXP B.V. for certain accrued liabilities assumed from NXP B.V. resulting in a net aggregate purchase price of $27.2 million. During the first quarter of fiscal 2013, we incurred approximately $2.1 million in acquisition related costs, which were included in SG&A expense in the Condensed Consolidated Statements of Operations.
Acquisition of Fox Enterprises, Inc.
On April 30, 2012, IDT completed the acquisition of Fox Enterprises, Inc. (Fox), a leading supplier of frequency control products including crystals and crystal oscillators, in an all-cash transaction for approximately $28.9 million, which included $25.7 million in cash paid at closing and $3.2 million which was recorded as a liability representing the fair value of contingent cash consideration of up to $4.0 million based upon the achievement of future financial milestones, which would be payable after 12 months from the acquisition date. During the three month period ended June 30, 2013, we settled the contingent consideration and paid Fox $3.3 million. We believe that the combination of Fox's product portfolio with our CrystalFree™ oscillators makes IDT the industry's one-stop shop for frequency control products. In addition, we expect that this acquisition will help accelerate the adoption of CrystalFree™ by enabling customers to purchase pMEMS and CMOS solid-state oscillators alongside traditional quartz-based components through our established sales channels.
Acquisition of Alvand Technologies, Inc.
On April 16, 2012, the IDT completed the acquisition of Alvand Technologies Inc., a leading analog integrated circuits company specializing in data converters, for total purchase consideration of approximately $23.3 million, of which $20.5 million was paid in cash at closing and $2.8 million was recorded as a liability representing the fair value of contingent cash consideration of up to $4.0 million based upon the achievement of future product development milestones to be completed within 36 months following the acquisition date. Payments will be made on a proportionate basis upon the completion of each milestone. As of June 30, 2013, the fair value of the contingent consideration was re-measured based on a revised product development forecast for the business. As a result, the fair value of the contingent consideration increased to $3.4 million. We recorded $0.5 million of the change in the fair value of the contingent consideration in selling, general and administrative expense in fiscal 2013 and recorded $0.1 million in selling, general and administrative expense in the first quarter of fiscal 2014.
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
Sale of PCIe Enterprise Flash Controller Business. On July 12, 2013, we completed the sale of certain assets of our PCIe enterprise flash controller business to PMC-Sierra, Inc. for approximately $96 million in cash. Prior to the divestiture, the operating results for IDTs PCIe flash controller business was included in our Computing and Consumer reportable segment. Related to this transaction, we expect to record a gain of approximately $83 million on divestiture in the second quarter of fiscal 2014. See Note 19 of Notes to Condensed Consolidated Financial Statements.
Overview
The following table and discussion provides an overview of our operating results from continuing operations for the three months ended June 30, 2013 and July 1, 2012:

	Three Months Ended
(in thousands, except for percentage)	June 30, 2013	July 1, 2012
Revenues	$117,982	$130,161
Gross profit	$66,173	$72,513
As a % of revenues	56%	56%
Operating loss	$(2,519)	$(5,443)
As a % of revenues	(2)%	(4)%
Net income (loss) from continuing operations	$(2,264)	$543
As a % of revenues	(2)%	—%

Our revenues decreased by $12.2 million, or 9%, to $118.0 million in the quarter ended June 30, 2013 compared to the quarter ended July 1, 2012. The decrease was primarily due to a decrease in unit shipments in our Computing and Consumer segment as we experienced a general decrease in overall demand for most product lines within this market segment when compared to the first quarter of fiscal 2013. This decrease was offset in part by increased revenues in our Communications segment primarily as a result of increased demand as for our Rapid I/O switching solutions products. Despite lower revenue levels, gross profit percentage improved primarily due to an improved shipment mix of higher margin products. Net loss from continuing operations was $2.3 million in the first quarter of fiscal 2014 as compared to a net income of $0.5 million in the first quarter of fiscal 2013. This decrease in net income was primarily due to lower revenues and higher operating expenses which were partially offset by improved gross margin.

Results of Operations
Revenues

Revenues by segment:	Three Months Ended
(in thousands)	June 30, 2013	July 1, 2012
Communications	$68,205	$63,070
Computing and Consumer	49,777	67,091
Total revenues	$117,982	$130,161

Product groups representing greater than 10% of net revenues:	Three Months Ended
As a percentage of net revenues	June 30, 2013	July 1, 2012
Communications:
Communications timing products	26%	21%
Serial RapidIO products	13%	*
All others less than 10% individually	19%	27%
Total communications	58%	48%

Computing and Consumer:
Consumer and computing timing products	18%	20%
Memory interface products	16%	19%
All others less than 10% individually	8%	13%
Total computing and consumer	42%	52%

Total	100%	100%

* Represents less than 10% of net revenues

Communications Segment
Revenues in our Communications segment increased $5.1 million, or 8%, to $68.2 million in the quarter ended June 30, 2013 as compared to the quarter ended July 1, 2012, primarily due to a $6.9 million increase in shipments of our Rapid I/O switching solutions products combined with a $1.5 million increase in demand for our Netcom products and a $1.5 million increase in revenue from Fox Enterprises which was acquired mid-first quarter of fiscal 2013. These increases were offset in part due to a general decrease in demand for our FIFO memory products, multi-port memory products, SRAM products, and digital logic products.
Computing and Consumer Segment
Revenues in our Computing and Consumer segment decreased $17.3 million, or 26%, to $49.8 million in the quarter ended June 30, 2013 as compared to the quarter ended July 1, 2012. While we have recently experienced a partial recovery in demand for this market segment, resulting in a 9% increase in revenues for the first quarter of fiscal 2014 as compared to the fourth quarter of fiscal 2013, we experienced a general decrease in overall demand for most product lines within this market segment when compared to the first quarter of fiscal 2013. We believe that these decreases are in-line with market conditions.
Revenues by Region
Revenues in the quarter ended June 30, 2013 decreased primarily in APAC (Asia Pacific region excluding Japan), which was offset by increases in Europe as compared to the quarter ended July 1, 2012. Revenues in APAC, the Americas, Japan and Europe accounted for 61%, 16%, 9% and 14%, respectively, of consolidated revenues in the quarter ended June 30, 2013 compared to 66%, 15%, 9% and 10%, respectively, of our consolidated revenues in the quarter ended July 1, 2012.  The Asia Pacific region continues to be our strongest region, as many of our largest customers utilize manufacturers in that region.

Gross Profit

	Three Months Ended
	June 30, 2013	July 1, 2012
Gross Profit (in thousands)	$66,173	$72,513
Gross Profit Percentage	56.1%	55.7%

Gross profit decreased $6.3 million in the quarter ended June 30, 2013 compared to the quarter ended July 1, 2012 as a result of decreased revenues. Gross profit as a percentage of revenues increased 0.4% in the quarter ended June 30, 2013 compared to the quarter ended July 1, 2012. Despite lower revenue levels, gross profit percentage improved primarily due to an improved shipment mix of higher margin products. As of June 30, 2013, the balance of inventory buffer stock which was built in anticipation of the transition of wafer fabrication activities to third party foundries, which was completed in the fourth quarter of fiscal 2012, totaled approximately $4.6 million.
Operating Expenses
The following table presents our operating expenses for the three months ended June 30, 2013 and July 1, 2012:

	Three Months Ended
	June 30, 2013		July 1, 2012
(in thousands, except for percentages)	Dollar Amount	% of Net Revenues	Dollar Amount	% of Net Revenues
Research and development	$40,849	35%	$41,544	32%
Selling, general and administrative	$27,843	24%	$36,412	28%

Research and Development (R&D)
R&D expense decreased $0.7 million, or 2%, to $40.8 million in the quarter ended June 30, 2013 compared to the quarter ended July 1, 2012. The decrease was primarily due to a $0.8 million decrease in R&D employee costs due to lower headcount, a $1.0 million reduction in health insurance costs due to lower claims and a $0.8 million decrease in photomasks, materials and outside service costs. These decreases were offset in part by a $0.9 million increase in stock-based compensation, a $0.5 million increase in severance costs and a $0.5 million increase in depreciation expenses.
Selling, General and Administrative (SG&A)
SG&A expense decreased $8.6 million, or 24%, to $27.8 million in the quarter ended June 30, 2013 as compared to the quarter ended July 1, 2012.  The decrease was primarily the result of an approximately $6.1 million decrease in acquisition related legal, consulting, broker and other fees related to the proposed acquisition of PLX and the acquisitions of the NXP high-speed data converter assets, Fox Enterprises and Alvand Technologies which were incurred in the first quarter of fiscal 2013. In addition, the first quarter of fiscal 2013 included $2.6 million of expenses related to stockholder activities.

Interest Income and Other, Net
The components of interest income and other, net are summarized as follows:

	Three Months Ended
(in thousands)	June 30, 2013	July 1, 2012
Interest income	$264	$86
Interest expense	(3)	(396)
Other income (expense), net	(204)	2,310
Interest income and other, net	$57	$2,000

Interest income is derived from earnings on our cash and short-term investments. Interest expense is primarily due to charges associated with the credit facility with Bank of America which was terminated in the fourth quarter of fiscal 2013.  Other income (expense), net primarily consists of gains or losses in the value of deferred compensation plan assets, foreign currency gains or losses and other non-operating gains or losses. The decrease in other income of $2.0 million in the three months ended June 30, 2013 as compared to the same period in the prior year was primarily attributable to $2.3 million in death benefit proceeds received in fiscal 2013 under life insurance policies purchased with the intention of funding deferred compensation plan liabilities.
Income Tax Benefit
During the three months ended June 30, 2013, the Company recorded an income tax benefit of $0.2 million from continuing operations. The Company recorded an income tax benefit of $4.0 million in the three months ended July 1, 2012 from continuing operations.
The income tax benefit recorded in the three months ended June 30, 2013 was primarily due to the reversal of uncertain tax positions resulting from statute lapse.
The income tax benefit for the three months ended July 1, 2012 was primarily due to the recognition of a deferred tax asset offset by the recognition of a deferred tax liability due to the acquisition of Fox Enterprises. The increase in the deferred tax liability was a part of the purchase accounting step-up adjustment that was recorded against goodwill while the increase in the deferred tax asset was recorded as a tax benefit.
Liquidity and Capital Resources
Our cash and cash equivalents and short-term investments were $310.2 million at June 30, 2013, an increase of $13.1 million compared to March 31, 2013.
We had no outstanding debt at June 30, 2013 and March 31, 2013.
Cash Flows from Operating Activities
Net cash provided by operating activities totaled $13.9 million in the three months ended June 30, 2013 compared to $11.1 million in the three months ended July 1, 2012. Cash provided by operating activities in the three months ended June 30, 2013 consisted of our net loss of $2.3 million, adjusted to add back depreciation, amortization, and other non-cash items which totaled $14.8 million; and cash used by working capital requirements. In the three months ended June 30, 2013, excluding the effects of non-cash activities, cash used by working capital requirements was $1.4 million and consisted primarily of a $3.6 million increase in accounts receivable due to an increase in revenues as compared to the fourth quarter of fiscal 2013, combined with a $1.1 million reduction in income taxes payable and a $0.6 million decrease in deferred income. These working capital uses were offset in part by cash provided from a $3.3 million decrease in prepaid and other assets due to normal amortization of prepaid design engineering software tools, a $1.9 million increase in accounts payable and a $1.5 million reduction in accrued compensation due to the timing of liabilities incurred versus payments.
In the three months ended July 1, 2012, net cash provided by operating activities totaled $11.1 million. Cash provided by operating activities in the quarter ended July 1, 2012 consisted of our net loss of $4.3 million, adjusted to exclude depreciation, amortization and other non-cash items which totaled $8.5 million; and cash provided by working capital changes. In the quarter ended July 1, 2012, excluding the effects of acquisitions, cash provided from working capital changes was $6.9 million and primarily consisted of an inventory decrease of $7.4 million primarily attributable to shipments exceeding inventory build combined with increased inventory reserves, $0.8 million decrease in prepaid assets combined with an increase in accrued liabilities of $2.0 million primarily due to increases in accrued acquisition related costs and accrued shareholder activities costs which were partially offset by payments of other accrued supplier obligations. These working capital provisions were offset in part by an accounts payable decrease of $1.6 million attributable to the timing of payments during the quarter and a $1.9 million decrease in deferred income as a result of reduced distributor inventories.
Cash Flows Used in Investing Activities
Net cash used by investing activities in the three months ended June 30, 2013 was $34.9 million compared to cash used of $40.1 million in the three months ended July 1, 2012.  Net cash used by investing activities in the three months ended June 30, 2013 was primarily due to the use of $30.9 million for the net purchase of short-term investments and $4.0 million of expenditures to purchase capital equipment.
Net cash used by investing activities in the quarter ended July 1, 2012 was primarily due to $45.0 million paid for the acquisitions of Fox Enterprises and Alvand Technologies, $9.3 million of expenditures to purchase capital equipment partially offset by net proceeds of $14.1 million from sale of short-term investments.

Cash Flows from Financing Activities
Net cash provided by financing activities was $4.4 million in the three months ended June 30, 2013 as compared to net cash provided by financing activities of $3.1 million in the three months ended July 1, 2012. Cash provided by financing activities in the three months ended June 30, 2013, was primarily due to proceeds of approximately $7.7 million from the exercise of employee stock options and the issuance of stock under our employee stock purchase plan which was offset in part by a $3.3 million payout of the contingent consideration associated with the acquisition of Fox Enterprises.
Cash provided by financing activities in the quarter ended July 1, 2012, was primarily due to proceeds of approximately $3.0 million from the exercise of employee stock options and the issuance of stock under our employee stock purchase plan.
We anticipate capital expenditures of approximately $20 million to $30 million during the next 12 months to be financed through cash generated from operations and existing cash and investments.
In addition, as much of our revenues are generated outside the U.S., a significant portion of our cash and investment portfolio accumulates in the foreign countries in which we operate. At June 30, 2013, we had cash, cash equivalents and investments of approximately $219.4 million invested overseas in accounts belonging to various IDT foreign operating entities. While these amounts are primarily invested in U.S. dollars, a portion is held in foreign currencies, and all offshore balances are exposed to local political, banking, currency control and other risks. In addition, these amounts may be subject to tax and other transfer restrictions.
We believe that existing cash and investment balances, together with cash flows from operations, will be sufficient to meet our working capital and capital expenditure needs through at least the next 12 months. We may choose to investigate other financing alternatives to supplement U.S. liquidity; however, we cannot be certain that additional financing will be available on satisfactory terms.
Off-Balance Sheet Arrangements
As of June 30, 2013, we did not have any off-balance sheet arrangements, as defined under SEC Regulation S-K Item 303(a)(4)(ii).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our interest rate risk relates primarily to our short-term investments of $196.2 million and $166.3 million as of June 30, 2013 and March 31, 2013, respectively.  By policy, we limit our exposure to long-term investments and mitigate the credit risk through diversification and adherence to a policy requiring the purchase of highly rated securities. As of June 30, 2013 and March 31, 2013, the Company’s cash, cash equivalents and investment portfolio was concentrated in securities with same day liquidity and at the end of the first quarter of fiscal 2014, a substantial majority of securities in our investment portfolio had maturities of less than two years. A hypothetical 10% change in interest rates would not have a material effect on the value of our investment portfolio as of June 30, 2013.  We do not currently use derivative financial instruments in our investment portfolio.
At June 30, 2013 and March 31, 2013, we had no outstanding debt.
We are exposed to foreign currency exchange rate risk as a result of international sales, assets and liabilities of foreign subsidiaries, local operating expenses of our foreign entities and capital purchases denominated in foreign currencies.  We may use derivative financial instruments to help manage our foreign currency exchange exposures.  We do not enter into derivatives for speculative or trading purposes. We have foreign exchange facilities used for hedging arrangements with banks that allow the Company to enter into foreign exchange contracts totaling approximately $20.0 million, all of which was available at June 30, 2013. We performed a sensitivity analysis as of June 30, 2013 and March 31, 2013 and determined that, without hedging the exposure, a 10% change in the value of the U.S. dollar would result in an approximate 0.5% impact on gross profit margin percentage, as we operate a manufacturing testing facility in Malaysia, and an approximate 1.5% and 1.4% impact to operating expenses (as a percentage of revenue), respectively, as we operate sales offices in Japan and throughout Europe and design centers in the U.S., China, and Canada.  At June 30, 2013 and March 31, 2013, we had no outstanding foreign exchange contracts.
We did not have any currency exposure related to any outstanding capital purchases as of June 30, 2013 and March 31, 2013.

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
At June 30, 2013, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure control and procedures were effective at a reasonable assurance level. There have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

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
The Company is also party to various other legal proceedings and claims arising in the normal course of business. As of June 30, 2013, the Company has not recorded any accrual for contingent liabilities associated with its legal proceedings based on the belief that liabilities, while possible, are not probable. Further, probable ranges of losses in these matters cannot be reasonably estimated at this time. Generally, litigation is subject to inherent uncertainties, and no assurance can be given that the Company will prevail in any particular lawsuit. Accordingly, pending lawsuits, as well as potential future litigation with other companies, could result in substantial costs and diversion of resources and could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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
Adverse changes in global economic business conditions may negatively affect customer demand for our products. While the global economy has partially recovered from the economic downturn that began in 2008, continuing concerns about the impact of geopolitical issues, the availability and cost of credit, the debt crises in Europe, low business and consumer confidence, high unemployment and high energy costs, have contributed to substantial volatility in global capital markets and uncertain demand for the semiconductor industry and our products from fiscal 2010 through fiscal 2014. If the currently improving economic conditions are not sustained or begin to deteriorate again, or if we are unable to timely adapt to changes in macroeconomic conditions, our business, financial condition and results of operations may be adversely affected.
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
Our future financial performance and success are largely dependent on our ability to execute our business strategy successfully. Our present business strategy to be a leading provider of essential mixed signal semiconductor solutions will be affected, without limitation, by: (1) our ability to continue to aggressively manage, maintain and refine our product portfolio including focus on the development and growth of new applications; (2) our ability to continue to maintain existing customers, aggressively pursue and win new customers; (3) our ability to successfully develop, manufacture and market new products in a timely manner; (4) our ability to develop new products in a more efficient manner; (5) our ability to sufficiently differentiate and enhance of our products; (6) our ability to successfully deploy research and development (R&D) investment in the areas of displays, silicon timing, power management, signal integrity and radio frequency; and (7) our ability to rationalize our operating expenses to improve our results of operations.
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
The markets we serve are characterized by competition, rapid technological change, evolving standards, short product life cycles and continuous erosion of average selling prices. Consequently, our future success will be highly dependent upon our ability to continually develop new products using the latest and most cost-effective technologies, introduce our products in commercial quantities to the marketplace ahead of the competition and have our products selected for inclusion in leading system manufacturers' products. In addition, the development of new products will continue to require significant R&D expenditures. If we are unable to successfully develop, produce and market new products in a timely manner, have our products available in commercial quantities ahead of competitive products or have our products selected for inclusion in products of systems manufacturers and sell them at gross margins comparable to or better than our current products, our future results of operations could be adversely affected. In addition, our future revenue growth is also partially dependent on our ability to penetrate new markets in which we have limited experience and where competitors are already entrenched. Future success for certain new products will also depend on the development of product solutions for new emerging markets and new applications for existing markets. The success of such products is dependent on the ability of our customer's and their customer's to successfully develop new markets and gain market acceptance for new product solutions in those markets. Even if we are able to develop, produce and successfully market new products in a timely manner, such new products may not achieve market acceptance. The above described events could have a variety of negative effects on our competitive position and our financial results, such as reducing our revenue, increasing our costs, lowering our gross margin percentage, and ultimately leading to impairment of assets.
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
We have been involved in various legal proceedings, such as those described in Part II, Item 1, "Legal Proceedings." The costs associated with legal proceedings are typically high, relatively unpredictable, and are not completely within our control. While we do our best to forecast and control such costs, the costs may be materially more than expected, which could adversely affect our operating results. Moreover, we may become involved in unexpected litigation with additional litigants at any time, which would increase our aggregate litigation costs, and could adversely affect our operating results. We are not able to predict the outcome of any legal action, and an adverse decision in any legal action could significantly harm our business and financial performance.
If the credit market conditions deteriorate, it could have a material adverse impact on our investment portfolio.
Although we manage our investment portfolio by purchasing only highly-rated securities and diversifying our investments across various sectors, investment types, and underlying issuers, recent volatility in the short-term financial markets has been high. We have no securities in asset-backed commercial paper and hold no auction rated or mortgage-backed securities. However, it is uncertain as to the full extent of the current credit and liquidity crisis, and with possible further deterioration, particularly within one or several of the large financial institutions, the value of our investments could be negatively impacted.
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
International operations add increased volatility to our operating results.
A substantial percentage of our total revenues are derived from international sales, as summarized below:

(percentage of total revenues)	First Three Months of Fiscal 2014	Fiscal 2013	Fiscal 2012
APAC	61%	64%	66%
Americas	16%	16%	15%
Japan	9%	8%	8%
Europe	14%	12%	11%
Total	100%	100%	100%
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
Contract pricing for raw materials and equipment used in the fabrication and assembly processes, as well as for foundry and subcontract assembly services, may also be affected by currency controls, exchange rate fluctuations and currency devaluations. We sometimes hedge currency risk for currencies that are highly liquid and freely quoted, but may not enter into hedge contracts for currencies with limited trading volume. In addition, as much of our revenues are generated outside the United States, a significant portion of our cash and investment portfolio accumulates in the foreign countries in which we operate. On June 30, 2013, we had cash, cash equivalents and investments of approximately $219.4 million invested overseas in accounts belonging to our foreign subsidiaries. While these amounts are primarily invested in U.S. dollars, a portion is held in foreign currencies, and all offshore balances are exposed to local political, banking, currency control and other risks. In addition, these amounts may be subject to tax and other transfer restrictions.
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
Over the past several years, we have made several acquisitions. As a result of these acquisitions, we had $144.9 million of goodwill and $44.3 million of intangible assets on our balance sheet as of June 30, 2013. In determining fair value, we consider various factors, including our market capitalization, forecasted revenue and costs, risk-adjusted discount rates, future economic and market conditions, determination of appropriate market comparables and expected periods over which our assets will be utilized and other variables. If our assumptions regarding forecasted cash flow, revenue and margin growth rates of certain long-lived asset groups and reporting units are not achieved, an impairment review may be triggered for the remaining balance of goodwill and long-lived assets prior to the next annual review in the fourth quarter of fiscal 2014, which could result in material charges that could impact our operating results and financial position.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On July 21, 2010, our Board of Directors approved a share repurchase plan to repurchase up to $225 million of our common stock.  The old share repurchase program was canceled upon the approval of the new share repurchase program. In fiscal 2011, we repurchased approximately 12.8 million shares of our common stock at an average price of $6.06 per share for a total purchase price of $77.7 million under this new program.  In fiscal 2012, we repurchased approximately 10.4 million shares of our common stock at an average price of $6.49 per share for a total purchase price of $67.5 million under this new program. We did not repurchase any shares in fiscal 2013 or in the first quarter of fiscal 2014. As of June 30, 2013, approximately $79.8 million was available for future purchase under this new share repurchase program.  Share repurchases were recorded as treasury stock and resulted in a reduction of stockholders’ equity.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

 (a) The following exhibits are filed herewith:

Exhibit Number	Exhibit Description

3.1	Restated Certificate of Incorporation, as amended to date. Incorporated by reference to Exhibit 3.1 to Form 10-K filed on May 21, 2012.
3.2
Certificate of Designations specifying the terms of the Series A Junior Participating Preferred Stock of Integrated Device Technology, Inc., as filed with the Secretary of State of the State of Delaware. Incorporated by reference to Exhibit 3.6 to Form 8-A filed on December 23, 1998.

3.3	Amended and Restated Bylaws of the Company, as amended and restated. Incorporated by reference to Exhibit 3.1 to Form 8-K filed on July 29, 2013.
10.1
Asset Purchase Agreement by and among PMC-Sierra, Inc., Integrated Device Technology, Inc. and Integrated Device Technology (Malaysia) Sdn. Bhd., dated as of May 29, 2013. Incorporated by reference to Exhibit 2.1 to Form 8-K filed on May 29, 2013.

10.2*	Integrated Device Technology, Inc. Fiscal 2014 Performance Equity Plan. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 16, 2013.
31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

* This exhibit is a management contract or compensatory plan or arrangement.
** This certification accompanies this report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRATED DEVICE TECHNOLOGY, INC. Registrant
	By:	/s/ THEODORE L. TEWKSBURY III
August 8, 2013		Theodore L.Tewksbury III President and Chief Executive Officer

/s/ RICHARD D. CROWLEY, JR.
August 8, 2013		Richard D. Crowley, Jr. Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)