Form 10-Q
period 2013-09-29
INTEGRATED DEVICE TECHNOLOGY INC
filed 2013-11-06
CIK 703361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________
(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2013 OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
 ☒  Large accelerated filer                           ☐   Accelerated filer                            ☐  Non-accelerated filer               ☐ Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
The number of outstanding shares of the registrant's Common Stock, $.001 par value, as of November 1, 2013 was approximately 151,532,718.

INTEGRATED DEVICE TECHNOLOGY, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited in thousands)	September 29, 2013	March 31, 2013
Assets
Current assets:
Cash and cash equivalents	$109,671	$130,837
Short-term investments	320,237	166,333
Accounts receivable, net of allowances of $3,524 and $2,787	71,491	62,083
Inventories	57,675	56,555
Income tax receivable	171	192
Prepayments and other current assets	15,443	24,505
Total current assets	574,688	440,505
Property, plant and equipment, net	73,470	74,988
Goodwill	137,601	144,924
Other intangible assets, net	40,042	48,602
Deferred non-current tax assets	671	671
Other assets	18,321	18,889
Total assets	$844,793	$728,579
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$27,928	$23,244
Accrued compensation and related expenses	20,931	21,090
Deferred income on shipments to distributors	13,566	14,539
Deferred tax liabilities	997	1,000
Other accrued liabilities	14,943	14,652
Total current liabilities	78,365	74,525
Deferred tax liabilities	1,552	1,552
Long-term income tax payable	299	454
Other long-term liabilities	20,411	22,022
Total liabilities	100,627	98,553
Commitments and contingencies (Note 15)
Stockholders' equity:
Preferred stock: $.001 par value: 10,000 shares authorized; no shares issued	—	—
Common stock: $.001 par value: 350,000 shares authorized; 151,220 and 146,253 shares outstanding at September 29, 2013 and March 31, 2013, respectively	151	146
Additional paid-in capital	2,440,319	2,407,998
Treasury stock at cost: 90,426 shares at September 29, 2013 and March 31, 2013, respectively	(977,296)	(977,296)
Accumulated deficit	(720,921)	(802,308)
Accumulated other comprehensive income	1,913	1,486
Total stockholders' equity	744,166	630,026
Total liabilities and stockholders' equity	$844,793	$728,579

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
(Unaudited in thousands, except per share data)	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Revenues	$124,649	$133,401	$242,631	$263,562
Cost of revenues	53,800	58,774	105,609	116,422
Gross profit	70,849	74,627	137,022	147,140
Operating expenses:
Research and development	42,216	42,387	83,065	83,931
Selling, general and administrative	28,045	32,750	55,888	69,162
Total operating expenses	70,261	75,137	138,953	153,093
Operating income (loss)	588	(510)	(1,931)	(5,953)
Gain on divestitures	82,349	—	82,349	—
Interest income (expense) and other, net	756	(206)	813	1,794
Income (loss) before income taxes from continuing operations	83,693	(716)	81,231	(4,159)
Income tax provision (benefit)	42	(33)	(156)	(4,019)
Net income (loss) from continuing operations	$83,651	$(683)	$81,387	$(140)

Discontinued operations:
Gain from divestiture	—	886	—	886
Loss from discontinued operations before income taxes	—	(273)	—	(5,131)
Expense from income taxes	—	3	—	3
Net income (loss) from discontinued operations	—	610	—	(4,248)

Net income (loss)	$83,651	$(73)	$81,387	$(4,388)

Basic net income per share - continuing operations	$0.56	$—	$0.55	$—
Basic net loss per share - discontinued operations	$—	$—	$—	$(0.03)
Basic net income (loss) per share	$0.56	$—	$0.55	$(0.03)

Diluted net income per share - continuing operations	$0.54	$—	$0.54	$—
Diluted net loss per share - discontinued operations	$—	$—	$—	$(0.03)
Diluted net income (loss) per share	$0.54	$—	$0.54	$(0.03)

Weighted average shares:
Basic	149,814	143,519	148,157	143,055
Diluted	153,497	143,519	151,630	143,055

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended		Six Months Ended
(Unaudited in thousands)	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012

Net income (loss)	$83,651	$(73)	$81,387	$(4,388)
Other comprehensive income, net of taxes:
Currency translation adjustments, net of tax	750	905	541	725
Change in net unrealized gain (loss) on investments, net of tax	619	50	(111)	—
Actuarial loss on post-employment and post-retirement benefit plans, net of tax	(1)	—	(3)	—
Total other comprehensive income	$1,368	$955	$427	$725
Comprehensive income (loss)	$85,019	$882	$81,814	$(3,663)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
(Unaudited in thousands)	September 29, 2013	September 30, 2012
Cash flows provided by operating activities:
Net income (loss)	$81,387	$(4,388)
Adjustments:
Depreciation	10,706	9,601
Amortization of intangible assets	8,560	10,467
Gain from divestitures	(82,349)	(886)
Stock-based compensation expense, net of amounts capitalized in inventory	7,478	6,532
Deferred tax benefit	(3)	(4,297)
Tax benefit from share-based payment arrangements	—	(45)
Changes in assets and liabilities (net of amounts acquired):
Accounts receivable, net	(9,408)	(6,563)
Inventories	(1,893)	11,846
Prepayments and other assets	4,343	6,976
Accounts payable	2,078	(782)
Accrued compensation and related expenses	(1,565)	(4,962)
Deferred income on shipments to distributors	(973)	169
Income taxes payable and receivable	(1,324)	26
Other accrued liabilities and long-term liabilities	4,556	1,063
Net cash provided by operating activities	21,593	24,757
Cash flows used for investing activities:
Acquisitions, net of cash acquired	—	(68,341)
Cash in escrow related to acquisitions	6,000	(7,816)
Proceeds from divestitures	96,099	5,000
Purchases of property, plant and equipment	(10,527)	(17,263)
Purchases of short-term investments	(255,191)	(92,150)
Proceeds from sales of short-term investments	84,201	27,162
Proceeds from maturities of short-term investments	16,074	84,690
Net cash used for investing activities	(63,344)	(68,718)
Cash flows provided by financing activities:
Proceeds from issuance of common stock	24,745	6,138
Payment of acquisition related contingent consideration	(4,701)	—
Excess tax benefit from share-based payment arrangements	—	45
Net cash provided by financing activities	20,044	6,183
Effect of exchange rates on cash and cash equivalents	541	725
Net decrease in cash and cash equivalents	(21,166)	(37,053)
Cash and cash equivalents at beginning of period	130,837	134,924
Cash and cash equivalents at end of period	$109,671	$97,871

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
Basis of Presentation. The Company's fiscal year is the 52- or 53-week period ending on the Sunday closest to March 31st. In a 52-week year, each fiscal quarter consists of thirteen weeks. In a 53-week year, the additional week is usually added to the third quarter, making such quarter consist of fourteen weeks. The first and second quarters of fiscal 2014 and fiscal 2013 were thirteen week periods.
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
In the opinion of management, these condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for fair statement of the condensed consolidated financial statements, for the interim period.
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
In February 2013, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) to the guidance on Comprehensive Income, to improve the reporting of reclassifications out of accumulated other income. This guidance requires entities to provide information about the amounts reclassified out of accumulated other income by component. The authoritative guidance also requires an entity to present, either on the face of the statement where net income (loss) is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income only if the amount reclassified is required under U.S. GAAP to be reclassified to net income (loss) in its entirety in the same reporting period. For amounts not required to be reclassified under U.S. GAAP, entities are required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The Company adopted this guidance in the first quarter of fiscal 2014 and the adoption did not have a significant impact the Company's condensed consolidated financial statements. See Note 12 for more information.
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
The following table sets forth the computation of basic and diluted net income per share from continuing operations:

	Three Months Ended		Six Months Ended
(in thousands, except per share amounts)	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Numerator (basic and diluted):
Net income (loss) from continuing operations	$83,651	$(683)	$81,387	$(140)

Denominator:
Weighted average common shares outstanding, basic	149,814	143,519	148,157	143,055
Dilutive effect of employee stock options and restricted stock units	3,683	—	3,473	—
Weighted average common shares outstanding, diluted	153,497	143,519	151,630	143,055

Basic net income per share from continuing operations	$0.56	$—	$0.55	$—
Diluted net income per share from continuing operations	$0.54	$—	$0.54	$—
Potential dilutive common shares of 4.0 million and 17.6 million pertaining to employee stock options and restricted stock units were excluded from the calculation of diluted earnings per share for the three months ended September 29, 2013 and September 30, 2012, respectively, because the effect would have been anti-dilutive. Potential dilutive common shares of 4.3 million and 17.7 million pertaining to employee stock options and restricted stock units were excluded from the calculation of diluted earnings per share for the six months ended September 29, 2013 and September 30, 2012, respectively, because the effect would have been anti-dilutive.
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
Intangible Assets:
Existing technologies consist of NXP's data converter products that have reached technological feasibility and in-process research and development (IPR&D) which consists of projects that have not reached technological feasibility. The Company valued the existing technologies and IPR&D utilizing a multi-period excess earnings method (Excess Earnings Method), which uses the discounted future earnings specifically attributed to these intangible assets, that is, in excess of returns for other assets that contributed to those earnings. The Company utilized discount factors of 26% for the existing technologies and is amortizing the intangible assets over 5 years on a straight-line basis. A discount factor of 31% was utilized for IPR&D. The Company estimates that this IPR&D will be completed within 24 months of the acquisition closing date. The Company valued one year of contractual backlog also using the Excess Earnings Method and a discount rate of 19%.
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

Pro Forma Financial Information (unaudited):
The following unaudited pro forma financial information presents the combined results of operations of the Company and the NXP B.V. data converter business as if the acquisition had occurred as of the beginning of fiscal 2012. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal 2012. The unaudited pro forma financial information presented below for the three and six months ended September 30, 2012 combines historical IDT and NXP B.V. data converter business results. The pro forma financial information includes the business combination effect of the amortization charges from acquired intangible assets, the amortization of fair market value inventory write-up and acquisition costs.

	Three Months Ended	Six Months Ended
(Unaudited in thousands, except per share data)	September 30, 2012	September 30, 2012
Revenues	$133,449	$263,963
Net income (loss)	$346	$(4,361)
Basic net income (loss) per share - continuing operations	$—	$(0.03)
Diluted net income (loss) per share - continuing operations	$—	$(0.03)
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
In-process research and development (IPR&D):
The Company utilized the DCF method to value the IPR&D, using a discount factor of 21% and will amortize this intangible asset once the projects are complete. The Company estimates that this IPR&D will be completed within the next 6 months.
The financial results of Fox Enterprises have been included in the Company’s Condensed Consolidated Statements of Operations from April 30, 2012, the closing date of the acquisition. Pro forma earnings information has not been presented because the effect of the acquisition is not material to the Company’s historical financial statements.
Acquisition of Alvand Technologies, Inc.
On April 16, 2012, the Company completed the acquisition of Alvand Technologies Inc., a leading analog integrated circuits company specializing in data converters, for total purchase consideration of approximately $23.3 million, of which $20.5 million was paid in cash at closing and $2.8 million was recorded as a liability representing the fair value of contingent cash consideration of up to $4.0 million based upon the achievement of future product development milestones to be completed within 36 months following the acquisition date. Payments will be made on a proportionate basis upon the completion of each milestone. As of June 30, 2013, the fair value of the contingent consideration was re-measured based on a revised product development forecast for the business. As a result, the fair value of the contingent consideration increased to $3.4 million. $0.5 million of the change in the fair value of the contingent consideration was recorded in selling, general and administrative expenses in fiscal 2013 and $0.1 million in the first quarter of fiscal 2014. During the three months ended September 29, 2013, the Company paid Alvand Technologies $1.4 million which decreased the fair value of the remaining contingent consideration to $2.0 million.
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

Note 4. Discontinued Operations
On September 26, 2011, the Company completed the transfer of certain assets related to IDT’s Hollywood Quality Video (HQV) and Frame Rate Conversion (FRC) video processing product lines to Qualcomm pursuant to an Asset Purchase Agreement. The sale of these HQV and FRC video processing assets is intended to allow the Company to intensify focus on its analog-intensive mixed-signal, timing, and interface solutions. Upon the closing of the transaction, Qualcomm paid the Company $58.7 million in cash consideration, of which $6.0 million had been withheld in an escrow account for a period of two years and was paid to the Company during the second quarter of fiscal 2014. In the second quarter of fiscal 2012, the Company recorded a gain of $45.9 million related to this divestiture. The Company’s HQV and FRC product lines represented a significant portion of the Company’s video business assets.
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
Prior to the second quarter of fiscal 2012, the video business was part of the Company’s Computing and Consumer reportable segment. For financial statement purposes, the results of operations for the video business are presented in the Company's condensed consolidated financial statements as discontinued operations.

The results from discontinued operations for the three and six months ended September 30, 2012 are as follows (in thousands):

	Three Months Ended	Six Months Ended
	September 30, 2012	September 30, 2012
Revenues	$1,451	$2,429
Cost of revenues	1,112	3,006
Operating expenses	612	4,554
Gain on divestiture	886	886
Provision for income taxes	3	3
Net income (loss) from discontinued operations	$610	$(4,248)

Note 5. Other Divestitures (not accounted as discontinued operations)
Sale of ENC
On July 12, 2013, Integrated Device Technology, Inc. and Integrated Device Technology (Malaysia) Sdn. Bhd., a wholly-owned subsidiary of IDT (collectively “IDT”), completed the sale of certain assets of its PCI Express ("PCIe") enterprise flash controller business to PMC-Sierra, Inc., a Delaware corporation (“PMC”), for $96.1 million in cash.
The Company recorded a gain of $82.3 million on divestiture related to this transaction in the second quarter of fiscal 2014.
The following table summarizes the components of the gain on divestiture (in thousands):

Amount
Cash proceeds from sale	$96,099
Less book value of assets sold and direct costs related to the sale:
Fixed assets	(1,312)
Inventories	(876)
Goodwill allocation	(7,323)
Transaction and other costs	(4,239)
Gain on divestiture	$82,349
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
In connection with the closing of the Disposition, IDT and PMC also entered into (a) a transition services agreement and (b) a five year supply agreement, whereby IDT will supply wafers for certain products to PMC.
Additional details regarding the Disposition are provided in the related Current Reports on Form 8-K previously furnished by IDT on May 29, 2013 and July 15, 2013.
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

Note 6. Fair Value Measurement
The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 29, 2013:

	Fair Value at Reporting Date Using:
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash Equivalents and Short-Term investments:
US government treasuries and agencies securities	$125,880	$—	$—	$125,880
Money market funds	64,074	—	—	64,074
Asset-backed securities	—	12,792	—	12,792
Corporate bonds	—	169,302	—	169,302
International government bonds	—	4,018	—	4,018
Bank deposits	—	14,122	—	14,122
Municipal bonds	—	7,206	—	7,206
Total assets measured at fair value	$189,954	$207,440	$—	$397,394
Liabilities:
Fair value of contingent consideration	—	—	2,037	2,037
Total liabilities measured at fair value	$—	$—	$2,037	$2,037

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2013:

	Fair Value at Reporting Date Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash Equivalents and Short-Term investments:
US government treasuries and agencies securities	$87,379	$—	$—	$87,379
Money market funds	79,083	—	—	79,083
Asset-backed securities	—	9,855	—	9,855
Corporate bonds	—	58,716	—	58,716
International government bonds	—	3,066	—	3,066
Bank deposits	—	16,583	—	16,583
Municipal bonds	—	2,094	—	2,094
Total assets measured at fair value	$166,462	$90,314	$—	$256,776
Liabilities:
Fair value of contingent consideration	—	—	6,695	6,695
Total liabilities measured at fair value	$—	$—	$6,695	$6,695

U.S. government treasuries and U.S. government agency securities as of September 29, 2013 and March 31, 2013 do not include any U.S. government guaranteed bank issued paper. Corporate bonds include bank-issued securities that are guaranteed by the Federal Deposit Insurance Corporation (FDIC).

The securities in Level 1 are highly liquid and actively traded in exchange markets or over-the-counter markets. Level 2 fixed income securities are priced using quoted market prices for similar instruments, non-binding market prices that are corroborated by observable market data.
In connection with the acquisition of Fox Enterprises and Alvand Technologies (See "Note 3 - Business Combinations"), liabilities were recognized for the Company’s estimate of the fair value of contingent consideration on the acquisition dates based on probability-based forecasted revenues, gross profits and attainment of product development milestones. These fair value measurements are based on significant inputs not observed in the market and thus represent a Level 3 measurement, which reflect the Company’s own assumptions concerning future revenues, gross profit and product development milestones of the acquired businesses in measuring fair value. During the three months ended June 30, 2013, the Company settled the contingent consideration with Fox and paid $3.3 million to the former shareholders of Fox. During the three months ended September 29, 2013, the Company paid Alvand Technologies $1.4 million which decreased the fair value of the remaining contingent consideration to $2.0 million.
The following table summarizes the change in the fair value of the contingent consideration measured using significant unobservable inputs (Level 3) for the six months ended September 29, 2013:

(in thousands)	Estimated Fair Value
Balance as of March 31, 2013	$6,695
Payments, net of fair value adjustments	(4,658)
Balance as of September 29, 2013	$2,037

All of the Company’s available-for-sale investments are subject to a periodic impairment review. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. The Company did not record any impairment charges related to its available-for-sale investments in the six months ended September 29, 2013 and September 30, 2012.

Note 7. Investments
Available-for-Sale Securities
Available-for-sale investments at September 29, 2013 were as follows:

(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government treasuries and agencies securities	$125,848	$59	$(24)	$125,883
Money market funds	64,009	—	—	64,009
Asset-backed securities	12,804	3	(15)	12,792
Corporate bonds	169,417	148	(202)	169,363
International government bonds	4,056	1	(39)	4,018
Bank deposits	14,123	—	—	14,123
Municipal bonds	7,243	10	(47)	7,206
Total available-for-sale investments	397,500	221	(327)	397,394
Less amounts classified as cash equivalents	(77,157)	—	—	(77,157)
Short-term investments	$320,343	$221	$(327)	$320,237

Available-for-sale investments at March 31, 2013 were as follows:

(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government treasuries and agencies securities	$87,356	$24	$(1)	$87,379
Money market funds	79,083	—	—	79,083
Asset-backed securities	9,860	2	(7)	9,855
Corporate bonds	58,733	33	(50)	58,716
International government bonds	3,069	1	(4)	3,066
Bank deposits	16,583	—	—	16,583
Municipal bonds	2,089	5	—	2,094
Total available-for-sale investments	256,773	65	(62)	256,776
Less amounts classified as cash equivalents	(90,443)	—	—	(90,443)
Short-term investments	$166,330	$65	$(62)	$166,333

The cost and estimated fair value of available-for-sale securities at September 29, 2013, by contractual maturity, were as follows:

(in thousands)	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$138,851	$138,858
Due in 1-2 years	147,127	147,151
Due in 2-5 years	111,522	111,385
Total investments in available-for-sale securities	$397,500	$397,394

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses as of September 29, 2013, aggregated by investment category and length of time that individual securities have been in a continuous loss position.

	Less Than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$91,156	$(201)	$—	$—	$91,156	$(201)
Asset-backed securities	7,757	(15)	—	—	7,757	(15)
U.S. government treasuries and agencies securities	28,878	(25)	—	—	28,878	(25)
Municipal bonds	4,026	(47)	—	—	4,026	(47)
International government bonds	1,985	(39)	—	—	1,985	(39)
Total	$133,802	$(327)	$—	$—	$133,802	$(327)

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

Currently, a significant portion of the Company’s available-for-sale investments that it holds are high grade instruments.  As of September 29, 2013, the unrealized losses on the Company’s available-for-sale investments represented an insignificant amount in relation to its total available-for-sale portfolio. Substantially all of the Company’s unrealized losses on its available-for-sale marketable debt instruments are primarily driven by declines in interest rates or as a result of a decrease in the market liquidity for debt instruments.  Because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, the Company did not consider these investments to be other-than-temporarily impaired at September 29, 2013 and March 31, 2013.

Note 8. Stock-Based Employee Compensation
Equity Incentive Programs
The Company currently issues awards under three equity-based plans in order to provide additional incentive and retention to directors and employees who are considered to be essential to the long-range success of the Company. These plans are further described below.
2004 Equity Plan (2004 Plan)
Options granted by the Company under the 2004 Plan generally expire seven years from the date of grant and generally vest over a four-year period from the date of grant, with one-quarter of the shares of common stock vesting on the one-year anniversary of the grant date and the remaining shares vesting monthly for the 36 months thereafter. The exercise price of the options granted by the Company under the 2004 Plan shall not be less than 100% of the fair market value for a common share subject to such option on the date the option is granted. Full value awards made under the 2004 Plan shall become vested over a period of not less than three years (or, if vesting is performance-based, over a period of not less than one year) following the date such award is made; provided, however, that full value awards that result in the issuance of an aggregate of up to 5% of common stock available under the 2004 Plan may be granted to any one or more participants without respect to such minimum vesting provisions. As of September 29, 2013, there were 8.6 million shares available for future grant under the 2004 Plan.

Compensation Expense
The following table summarizes stock-based compensation expense by category appearing in the Company’s Condensed Consolidated Statement of Operations:

	Three Months Ended		Six Months Ended
(in thousands)	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Cost of revenue	$392	$252	$725	$555
Research and development	550	1,295	3,022	2,838
Selling, general and administrative	1,550	1,336	3,731	2,613
Discontinued operations	—	367	—	526
Total stock-based compensation expense	$2,492	$3,250	$7,478	$6,532
The amount of stock-based compensation expense that was capitalized during the periods presented above was immaterial.
Stock Options
The following is a summary of the Company's stock option activity and related weighted average exercise prices for each category:

	Six Months Ended September 29, 2013
(shares in thousands)	Shares	Price
Beginning stock options outstanding	12,817	$7.12
Granted	1,596	7.98
Exercised (1)	(3,416)	5.83
Canceled	(2,443)	8.85
Ending stock options outstanding	8,554	$7.30
Ending stock options exercisable	5,219	$7.52

(1)	Upon exercise, the Company issues new shares of common stock.
As of September 29, 2013, the unrecognized compensation cost related to nonvested stock options, net of estimated forfeitures, was $3.3 million and will be recognized over a weighted-average period of 1.3 years.
As of September 29, 2013, stock options vested and expected to vest totaled approximately 7.8 million with a weighted-average exercise price of $7.32 and a weighted-average remaining contractual life of 3.6 years. The aggregate intrinsic value as of September 29, 2013 was approximately $18.3 million.
As of September 29, 2013, fully vested stock options totaled approximately 5.2 million with a weighted-average exercise price of $7.52 and a weighted-average remaining contractual life of 2.6 years. The aggregate intrinsic value as of September 29, 2013 was approximately $11.9 million.
Restricted Stock Units
Restricted stock units granted by the Company under the 2004 Plan generally vest over at least a three-year period from the grant date with one-third of restricted stock units vesting on each one-year anniversary. As of September 29, 2013, 3.2 million restricted stock unit awards were outstanding under the 2004 Plan.

The following table summarizes the Company's restricted stock unit activity for each category for the six months ended September 29, 2013:

	Six Months Ended September 29, 2013
(shares in thousands)	Shares	Weighted-average grant date fair value per share
Beginning RSUs outstanding	2,591	$6.26
Granted	1,803	7.71
Released	(813)	6.17
Forfeited	(369)	6.84
Ending RSUs outstanding	3,212	$7.03
As of September 29, 2013, restricted stock units vested and expected to vest totaled approximately 2.5 million with a weighted-average remaining contract life of 1.6 years. The aggregate intrinsic value was approximately $23.7 million.
As of September 29, 2013, the unrecognized compensation cost related to restricted stock units granted under the Company’s equity incentive plans was approximately $10.9 million, net of estimated forfeitures, and is expected to be recognized over a weighted-average period of 1.8 years.
Performance-Based Stock Units
Under the 2004, the Company has granted performance-based stock units which vest and convert into shares of the Company's common stock based on the level of achievement of pre-established performance goals during a specified performance period. The performance period for the Company's performance-based stock units is generally 1 to 3 years. Management evaluates, on a quarterly basis, the likelihood of the Company meeting its performance metrics in determining stock-based compensation expense.
The following table summarizes the Company's performance stock unit activity for each category for the six months ended September 29, 2013:

	Six Months Ended September 29, 2013
(shares in thousands)	Shares	Weighted-average grant date fair value per share
Beginning PSUs outstanding	744	$7.50
Granted	481	8.42
Forfeited	(275)	8.16
Ending PSUs outstanding	950	$7.77
As of September 29, 2013, performance stock units vested and expected to vest totaled approximately 0.7 million with a weighted-average remaining contract life of 1.7 years. The aggregate intrinsic value was approximately $6.6 million.
As of September 29, 2013, the unrecognized compensation cost related to performance stock units granted under the Company’s equity incentive plans was approximately $3.8 million, net of estimated forfeitures, and is expected to be recognized over a weighted-average period of 1.8 years.
2009 Employee Stock Purchase Plan (2009 ESPP)
On June 18, 2009, the Board approved implementation of the 2009 Employee Stock Purchase Plan (2009 ESPP) and authorized the reservation and issuance of up to 9,000,000 shares of the Company's common stock, subject to stockholder approval. On September 17, 2009, the Company's stockholders approved the plan at the 2009 Annual Meeting of Stockholders. The 2009 ESPP is intended to be implemented in successive quarterly purchase periods commencing on the first day of each fiscal quarter of the Company. In order to maintain its qualified status under Section 423 of the Internal Revenue Code, the 2009 ESPP imposes certain restrictions, including the limitation that no employee is permitted to participate in the 2009 ESPP if the rights of such employee to purchase common stock of the Company under the 2009 ESPP and all similar purchase plans of the Company or its subsidiaries would accrue at a rate which exceeds $25,000 of the fair market value of such stock (determined at the time the right is granted) for each calendar year. On September 13, 2012, the Company's stockholders approved an additional 5,000,000 shares at the 2012 Annual meeting of Stockholders. On July 12, 2013, the Company filed an S-8 with the SEC to add the shares to the 2009 ESPP. The number of shares of common stock reserved for issuance thereunder increased from 9,000,000 shares to 14,000,000 shares.

Activity under the Company's ESPP for the six months ended September 29, 2013 is summarized in the following table:

(in thousands, except per share amounts)
Number of shares issued	739
Average issuance price	$6.54
Number of shares available at September 29, 2013	5,487

Note 9. Stockholders' Equity
Stock Repurchase Program. In the six months ended September 29, 2013 and September 30, 2012, the Company did not repurchase any shares. As of September 29, 2013, approximately $79.8 million was available for future purchase under the share repurchase program, however, on October 22, 2013, the Company's Board increased the share repurchase authorization to $150 million. Share repurchases were recorded as treasury stock and resulted in a reduction of stockholders’ equity.
Note 10. Balance Sheet Detail

(in thousands)	September 29, 2013	March 31, 2013
Inventories, net
Raw materials	$6,363	$7,008
Work-in-process	26,866	24,123
Finished goods	24,446	25,424
Total inventories, net	$57,675	$56,555

Property, plant and equipment, net
Land	$11,813	$11,832
Machinery and equipment	294,027	296,174	(1)
Building and leasehold improvements	48,571	48,991
Total property, plant and equipment, gross	354,411	356,997
Less: accumulated depreciation	(280,941)	(282,009)
Total property, plant and equipment, net	$73,470	$74,988

Other accrued liabilities
Short-term portion of supplier obligations (2)	$1,225	$407
Other (3)	13,718	14,245
Total other accrued liabilities	$14,943	$14,652

Other long-term obligations
Deferred compensation related liabilities	$14,342	$14,615
Other	6,069	7,407
Total other long-term liabilities	$20,411	$22,022

(1) Includes approximately $1.3 million in fixed assets held for sale associated with the sale of certain assets of IDT's PCI Express enterprise flash controller business which was completed on July 12, 2013. See Note 5 for additional information on this event.
(2) Supplier obligations represent payments due under various software design tool and technology license agreements.
(3) Other current liabilities consist primarily of acquisition related accrued contingent liabilities, accrued royalties and outside commissions, accrued severance costs and other accrued unbilled expenses.

Note 11. Deferred Income on Shipments to Distributors
Included in the caption “Deferred income on shipments to distributors” on the Condensed Consolidated Balance Sheets are amounts related to shipments to certain distributors for which revenue is not recognized until our product has been sold by the distributor to an end customer. The components of deferred income on shipments to distributors as of September 29, 2013 and March 31, 2013 are as follows:

(in thousands)	September 29, 2013	March 31, 2013
Gross deferred revenue	$16,650	$17,581
Gross deferred costs	(3,084)	(3,042)
Deferred income on shipments to distributors	$13,566	$14,539
The gross deferred revenue represents the gross value of shipments to distributors at the list price billed to the distributor less any price protection credits provided to them in connection with reductions in list price while the products remain in their inventory.  The amount ultimately recognized as revenue will be lower than this amount as a result of ship from stock pricing credits which are issued in connection with the sell through of the Company's products to end customers. Historically, this amount represents on average approximately 36% of the list price billed to the customer.  The gross deferred costs represent the standard costs (which approximate actual costs) of products the Company sells to the distributors.  Although the Company monitors the levels and quality of inventory in the distribution channel, the Company's experience is that products returned from these distributors may be sold to a different distributor or in a different region of the world.  As such, inventory write-downs for products in the distribution channel have not been significant.

Note 12. Accumulated Other Comprehensive Income
Changes in accumulated other comprehensive income (AOCI) by component, net of tax, for the six months ended September 29, 2013 consisted of the following:

(in thousands)	Cumulative translation adjustments	Unrealized gain on available-for-sale investments	Pension adjustments	Total
Balance as of March 31, 2013	$1,563	$—	$(77)	$1,486
Other comprehensive income (loss) before reclassifications	541	(75)	—	466
Amounts reclassified out of AOCI	—	(36)	(3)	(39)
Net current-period other comprehensive income (loss)	541	(111)	(3)	427
Balance as of September 29, 2013	$2,104	$(111)	$(80)	$1,913

Comprehensive income components consisted of:

(in thousands)	Six Months Ended September 29, 2013	Location
Unrealized holding gains (losses) on available-for-sale investments	$(36)	interest and other, net
Amortization of pension benefits prior service credits	(3)	operating expense
Total amounts reclassified out of accumulated other comprehensive income (loss)	$(39)

Note 13. Goodwill and Intangible Assets, Net
Goodwill activity for the six months ended September 29, 2013 is as follows:

	Reportable Segment
(in thousands)	Communications	Computing and Consumer	Total (2)
Balance as of March 31, 2013	$124,205	$20,719	$144,924
Dispositions (1)	—	(7,323)	(7,323)
Balance as of September 29, 2013	$124,205	$13,396	$137,601
(1) Represents $7.3 million in goodwill allocated to the sale of certain assets of IDT's PCI Express enterprise flash controller business which was completed on July 12, 2013. See Note 5 for additional information on this event.
(2) Balances as of September 29, 2013 and March 31, 2013 are net of $920.4 million in accumulated impairment losses.

Intangible asset balances as of September 29, 2013 and March 31, 2013 are summarized as follows:

	September 29, 2013
(in thousands)	Gross Assets	Accumulated Amortization	Net Assets
Purchased intangible assets:
Existing technology	$241,197	$(208,940)	$32,257
Trademarks	4,411	(2,476)	1,935
Customer relationships	131,931	(129,876)	2,055
Backlog	1,600	(1,597)	3
Non-compete agreements	2,600	(1,241)	1,359
Total amortizable purchased intangible assets	381,739	(344,130)	37,609
IPR&D *	2,433	—	2,433
Total purchased intangible assets	$384,172	$(344,130)	$40,042

	March 31, 2013
(in thousands)	Gross Assets	Accumulated Amortization	Net Assets
Purchased intangible assets:
Existing technology	$241,197	$(203,129)	$38,068
Trademarks	4,411	(2,018)	2,393
Customer relationships	131,931	(128,107)	3,824
Backlog	1,600	(1,509)	91
Non-compete agreements	2,600	(807)	1,793
Total amortizable purchased intangible assets	381,739	(335,570)	46,169
IPR&D *	2,433	—	2,433
Total purchased intangible assets	$384,172	$(335,570)	$48,602
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
Amortization expense for the three months ended September 29, 2013 and September 30, 2012 was $4.3 million and $5.6 million, respectively. Amortization expense for the six months ended September 29, 2013 and September 30, 2012 was $8.6 million and $10.5 million, respectively.

The intangible assets are being amortized over estimated useful lives of twelve months to seven years.
Based on the intangible assets recorded at September 29, 2013, and assuming no subsequent additions to or impairment of the underlying assets, the remaining estimated amortization expense is expected to be as follows (in thousands):

Fiscal Year	Amount
2014 (Remaining 6 months)	$8,468
2015	13,304
2016	8,290
2017	6,591
2018 and thereafter	956
Total amortizable purchased intangible assets	37,609
IPR&D	2,433
Total purchased intangible assets	$40,042

Note 14. Restructuring
The following table shows the provision of the restructuring charges and the liability remaining as of September 29, 2013:

(in thousands)	Total
Balance as of March 31, 2013	$1,662
Provision	4,911
Cash payments	(2,342)
Balance as of September 29, 2013	$4,231
During the first quarter of fiscal 2014, the Company recorded restructuring charges of $0.4 million and reduced headcount by 15 employees. During the second quarter of fiscal 2014, the Company recorded additional restructuring charges of $4.5 million and further reduced headcount by 90 employees. During the second quarter of fiscal 2014 the Company paid $0.8 million related to these actions. As of September 29, 2013, the total accrued balance for employee severance costs related to these restructuring actions was $4.2 million. The Company expects to complete these restructuring actions in the fourth quarter of fiscal 2014.
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
Note 15. Commitments and Contingencies
Warranty
The Company maintains an accrual for obligations it incurs under its standard product warranty program and customer, part, or process specific matters. The Company’s standard warranty period is one year, however in certain instances the warranty period may be extended to as long as two years. Management estimates the fair value of the Company’s warranty liability based on actual past warranty claims experience, its policies regarding customer warranty returns and other estimates about the timing and disposition of product returned under the standard program. Customer, part, or process specific accruals are estimated using a specific identification method. Historical profit and loss impact related to warranty returns activity has been minimal. The total warranty accrual was $0.6 million and $0.2 million as of September 29, 2013 and March 31, 2013, respectively.
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
The Company is also party to various other legal proceedings and claims arising in the normal course of business. As of September 29, 2013, the Company has not recorded any accrual for contingent liabilities associated with its legal proceedings based on the belief that liabilities, while possible, are not probable. Further, probable losses or ranges of possible losses in these matters cannot be reasonably estimated at this time. Generally, litigation is subject to inherent uncertainties, and no assurance can be given that the Company will prevail in any particular lawsuit. Accordingly, pending lawsuits, as well as potential future litigation with other companies, could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's financial condition, results of operations or cash flows.
Note 16. Employee Benefit Plans
401(k) Plan
The Company sponsors a 401(k) retirement matching plan for qualified domestic employees.  The Company recorded expenses of approximately $1.2 million and $1.4 million in matching contributions under the plan during the six months ended September 29, 2013 and September 30, 2012, respectively.
Deferred Compensation Plans
Effective November 1, 2000, the Company established an unfunded deferred compensation plan to provide benefits to executive officers and other key employees. Under the plan, participants can defer any portion of their salary and bonus compensation into the plan and may choose from a portfolio of funds from which earnings are measured. Participant balances are always 100% vested. As of September 29, 2013 and March 31, 2013, obligations under the plan totaled approximately $14.3 million and $14.6 million, respectively. Additionally, the Company has set aside assets in a separate trust that is invested in corporate owned life insurance intended to substantially fund the liability under the plan. As of September 29, 2013 and March 31, 2013, the deferred compensation plan assets were approximately $16.4 million and $17.0 million, respectively.
During the first quarter of fiscal 2013, the Company assumed a deferred compensation plan associated with the acquisition of Fox. Under this plan, participants in retirement are entitled to receive a fixed amount from the Company on a monthly basis. The Company has purchased life insurance policies with the intention of funding the liability under this plan. As of both September 29, 2013 and March 31, 2013, the deferred compensation plan assets under this plan were approximately $0.7 million. As of both September 29, 2013 and March 31, 2013, the deferred compensation plan liabilities under this plan were approximately $1.6 million.
International Employee Benefit Plans
The Company sponsors defined-benefit pension plans, defined-contribution plans, multi-employer plans and other post-employment benefit plans covering employees in certain of the Company's international locations. As of September 29, 2013, the net liability for all of these international benefit plans totaled $1.4 million.
Note 17. Income Taxes
During the three and six months ended September 29, 2013, the Company recorded an income tax expense of $42 thousand and an income tax benefit of $156 thousand, respectively, from continuing operations. The Company recorded an income tax benefit of $33 thousand and $4.0 million in the three and six months ended September 30, 2012, respectively, from continuing operations. The income tax benefit recorded in the six months ended September 29, 2013 was primarily due to the reversal of uncertain tax positions resulting from statute lapse. The income tax benefit in the six months ended September 30, 2012 was primarily due to the recognition of a deferred tax asset offset by the recognition of a deferred tax liability due to the acquisition of Fox Enterprises. The increase in the deferred tax liability was a part of the purchase accounting step-up adjustment that was recorded against goodwill while the increase in the deferred tax asset was recorded as a tax benefit.
As of September 29, 2013, the Company was subject to examination in the U.S. federal tax jurisdiction for the fiscal years 2010, 2011, and 2012.  In May 2013, the Internal Revenue Service (IRS) commenced a tax audit for fiscal years beginning 2011 through 2012. Although the final outcome is uncertain, based on currently available information, the Company believes that the ultimate outcome will not have a material adverse effect on its financial position, cash flows or results of operations.
As of September 29, 2013, the Company was subject to examination in various state and foreign jurisdictions for tax years 2007 forward, none of which were individually material.
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

The tables below provide information about these segments:

Revenues by segment	Three Months Ended		Six Months Ended
(in thousands)	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Communications	$72,948	$69,293	$141,153	$132,363
Computing and Consumer	51,701	64,108	101,478	131,199
Total revenues	$124,649	$133,401	$242,631	$263,562

Income (loss) by segment from continuing operations	Three Months Ended		Six Months Ended
(in thousands)	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Communications	$22,202	$19,559	$38,764	$37,045
Computing and Consumer	(5,398)	(3,220)	(13,395)	(8,033)
Unallocated expenses:
Amortization of intangible assets	(4,238)	(5,573)	(8,559)	(10,464)
Inventory fair market value adjustment	—	(100)	—	(458)
Gain on divestitures	82,349	—	82,349	—
Assets impairment and recoveries	(4,080)	59	(4,044)	118
Amortization of stock-based compensation	(2,492)	(3,617)	(7,478)	(6,739)
Severance, retention and facility closure costs	(4,512)	(2,271)	(5,694)	(2,999)
Acquisition-related costs and other	(271)	(4,830)	(1,002)	(11,466)
Consulting expenses related to stockholder activities	—	(38)	—	(2,614)
Deferred compensation plan expense (benefit)	(4)	(3)	(5)	(181)
Proceeds from life insurance policies	—	—	—	2,313
Interest income and other, net	137	(682)	295	(681)
Income (loss) from continuing operations, before income taxes	$83,693	$(716)	$81,231	$(4,159)

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

Revenues from unaffiliated customers by geographic area, based on the customers' shipment locations, were as follows:

	Three Months Ended		Six Months Ended
(in thousands)	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Asia Pacific	$78,543	$85,979	$150,878	$171,849
Americas (1)	18,946	20,199	38,021	40,101
Japan	10,081	10,911	20,187	22,371
Europe	17,079	16,312	33,545	29,241
Total revenues	$124,649	$133,401	$242,631	$263,562

(1)
The revenues from the customers in the U.S. were $16.7 million and $18.1 million in the three months ended September 29, 2013 and September 30, 2012, respectively. The revenues from the customers in the U.S. were $33.3 million and $36.5 million in the six months ended September 29, 2013 and September 30, 2012, respectively.

The Company utilizes global and regional distributors around the world, who buy product directly from the Company on behalf of their customers. Two distributors, Avnet and Maxtek and its affiliates represented approximately 13% and 11% , respectively, of the Company’s revenues for the six month period ended September 29, 2013. Two distributors, Maxtek and its affiliates and Uniquest represented approximately 16% and 11%, respectively, of the Company’s revenues for the six month period ended September 30, 2012.
At September 29, 2013, three distributors represented approximately 15%, 13% and 11% of the Company’s gross accounts receivable. At March 31, 2013, four distributors represented approximately 15%, 15%, 12% and 11% of the Company’s gross accounts receivable.
The Company’s significant operations outside of the United States include a test facility in Malaysia, design centers in Canada and China, and sales subsidiaries in Japan, Asia Pacific and Europe. The Company's property, plant and equipment, net, are summarized below by geographic area:

(in thousands)	September 29, 2013	March 31, 2013
United States	$42,904	$44,651
Canada	5,149	5,188
Malaysia	21,888	21,379
All other countries	3,529	3,770
Total property, plant and equipment, net	$73,470	$74,988

Note 19. Derivative Financial Instruments
As of September 29, 2013 and March 31, 2013, the Company did not have any outstanding foreign currency contracts that were designated as hedges of forecasted cash flows or capital equipment purchases. The Company does not enter into derivative financial instruments for speculative or trading purposes.
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
This discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and accompanying Notes included in this report and the Audited Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended March 31, 2013 filed with the SEC. Operating results for the three and six months ended September 29, 2013 are not necessarily indicative of operating results for an entire fiscal year.
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
For a discussion of our critical accounting policies, see Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013. We believe that these accounting policies are "critical," as defined by the SEC, in that they are both highly important to the portrayal of our financial condition and results, and they require difficult management judgments, estimates and assumptions about matters that are inherently uncertain. We believe that there have been no significant changes during the six months ended September 29, 2013 to the items that we disclosed as our critical accounting policies in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013.
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
Acquisition of Alvand Technologies, Inc.
On April 16, 2012, IDT completed the acquisition of Alvand Technologies Inc., a leading analog integrated circuits company specializing in data converters, for total purchase consideration of approximately $23.3 million, of which $20.5 million was paid in cash at closing and $2.8 million was recorded as a liability representing the fair value of contingent cash consideration of up to $4.0 million based upon the achievement of future product development milestones to be completed within 36 months following the acquisition date. Payments will be made on a proportionate basis upon the completion of each milestone. As of June 30, 2013, the fair value of the contingent consideration was re-measured based on a revised product development forecast for the business. As a result, the fair value of the contingent consideration increased to $3.4 million. We recorded $0.5 million of the change in the fair value of the contingent consideration in selling, general and administrative expense in fiscal 2013 and recorded $0.1 million in selling, general and administrative expense in the first quarter of fiscal 2014. During the second quarter of fiscal 2014, we paid Alvand $1.4 million which decreased the fair value of the remaining contingent consideration to $2.0 million.
Discontinued operations
On September 26, 2011, we completed the transfer of certain assets related to IDT’s Hollywood Quality Video (HQV) and Frame Rate Conversion (FRC) video processing product lines to Qualcomm pursuant to an Asset Purchase Agreement. The sale of these HQV and FRC video processing assets was intended to allow us to intensify focus on our analog-intensive mixed-signal, timing, and interface and solutions. Upon the closing of the transaction, Qualcomm paid the Company $58.7 million in cash consideration, of which $6.0 million had been withheld in an escrow account for a period of two years and was paid to the Company during the second quarter of fiscal 2014. In the second quarter of fiscal 2012, the Company recorded a gain of $45.9 million related to this divestiture. The Company’s HQV and FRC product lines represented a significant portion of the Company’s video business assets.
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
Sale of PCIe Enterprise Flash Controller Business. On July 12, 2013, we completed the sale of certain assets of our PCIe enterprise flash controller business to PMC-Sierra, Inc. for $96.1 million in cash. Prior to the divestiture, the operating results for IDTs PCIe flash controller business was included in our Computing and Consumer reportable segment. Related to this transaction, we recorded a gain of $82.3 million on divestiture in the second quarter of fiscal 2014. See Note 5 of Notes to Condensed Consolidated Financial Statements.
Overview
The following table and discussion provides an overview of our operating results from continuing operations for the three and six months ended September 29, 2013 and September 30, 2012:

	Three Months Ended		Six Months Ended
(in thousands, except for percentage)	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Revenues	$124,649	$133,401	$242,631	$263,562
Gross profit	$70,849	$74,627	$137,022	$147,140
As a % of revenues	57%	56%	56%	56%
Operating loss	$588	$(510)	$(1,931)	$(5,953)
As a % of revenues	—%	—%	(1)%	(2)%
Net income (loss) from continuing operations	$83,651	$(683)	$81,387	$(140)
As a % of revenues	67%	(1)%	34%	—%

Our revenues decreased by $8.8 million, or 7%, to $124.6 million in the quarter ended September 29, 2013 compared to the quarter ended September 30, 2012. The decrease was primarily due to a decrease in unit shipments in our Computing and Consumer segment as we experienced a general decrease in overall demand for most product lines within this market segment when compared to the second quarter of fiscal 2013. This decrease was offset in part by increased revenues in our Communications segment primarily as a result of increased demand for our Rapid I/O switching solutions products. Despite lower revenue levels, gross profit percentage improved primarily due to an improved shipment mix of higher margin products. Net income from continuing operations was $83.7 million in the second quarter of fiscal 2014 as compared to a net loss of $0.7 million in the second quarter of fiscal 2013. This increase in net income was primarily due to the gain recorded on the sale of PCIe Enterprise Flash Controller Business.

Results of Operations
Revenues

Revenues by segment:	Three Months Ended		Six Months Ended
(in thousands)	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Communications	$72,948	$69,293	$141,153	$132,363
Computing and Consumer	51,701	64,108	101,478	131,199
Total revenues	$124,649	$133,401	$242,631	$263,562

Product groups representing greater than 10% of net revenues:	Three Months Ended		Six Months Ended
As a percentage of net revenues	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Communications:
Communications timing products	24%	22%	25%	22%
Serial RapidIO products	13%	8%	13%	7%
All others less than 10% individually	22%	22%	20%	21%
Total communications	59%	52%	58%	50%

Computing and Consumer:
Consumer and computing timing products	18%	18%	18%	19%
Memory interface products	15%	17%	15%	18%
All others less than 10% individually	8%	13%	9%	13%
Total computing and consumer	41%	48%	42%	50%

Total	100%	100%	100%	100%

* Represents less than 10% of net revenues

Communications Segment
Revenues in our Communications segment increased $3.7 million, or 5%, to $72.9 million in the quarter ended September 29, 2013 as compared to the quarter ended September 30, 2012, primarily due to a $6.0 million increase in shipments of our Rapid I/O switching solutions products combined with a $0.8 million increase in demand for our Netcom products and a $0.2 million increase in revenue from Fox Enterprises which we acquired mid-first quarter of fiscal 2013. These increases were offset in part due to a general decrease in demand for our FIFO memory products, multi-port memory products, SRAM products, and digital logic products.
Revenues in our Communications segment increased $8.8 million, or 7%, to $141.2 million in the six months ended September 29, 2013 as compared to the six months ended September 30, 2012, primarily due to a $12.9 million increase in shipments of our Rapid I/O switching solutions products combined with a $2.1 million increase in demand for our Netcom products and a $1.7 million increase in revenue from Fox Enterprises which we acquired mid-first quarter of fiscal 2013. These increases were offset in part due to a general decrease in demand for our FIFO memory products, multi-port memory products, SRAM products, and digital logic products.
Computing and Consumer Segment
Revenues in our Computing and Consumer segment decreased $12.4 million, or 19%, to $51.7 million in the quarter ended September 29, 2013 as compared to the quarter ended September 30, 2012. We experienced a general decrease in overall demand for most product lines within this market segment when compared to the second quarter of fiscal 2013. Computing and Consumer Timing products and Audio products decreased $2.1 million and $2.7 million, respectively, and Memory Interface products and Switching Solutions products decreased by $3.8 million and $2.4 million, respectively, as compared to the quarter ended September 30, 2012.

Revenues in our Computing and Consumer segment decreased $29.7 million, or 23%, to $101.5 million in the six months ended September 29, 2013 as compared to the six months ended September 30, 2012.We experienced a general decrease in overall demand for most product lines within this market segment when compared to fiscal 2013. Computing and Consumer Timing products and Audio products decreased $6.9 million and $4.7 million, respectively, and Memory Interface products and Switching Solutions products decreased by $10.3 million and $5.9 million, respectively, as compared to the six months ended September 30, 2012.
Revenues by Region
Revenues in the quarter ended September 29, 2013 decreased primarily in APAC (Asia Pacific region excluding Japan), which was offset by increases in Europe as compared to the quarter ended September 30, 2012. Revenues in APAC, the Americas, Japan and Europe accounted for 63%, 15%, 8% and 14%, respectively, of consolidated revenues in the quarter ended September 29, 2013 compared to 65%, 15%, 8% and 12%, respectively, of our consolidated revenues in the quarter ended September 30, 2012.  The Asia Pacific region continues to be our strongest region, as many of our largest customers utilize manufacturers in that region.
For the six months ended September 29, 2013, revenue decreased primarily in APAC (excluding Japan) and Europe as compared to the six months ended September 30, 2012. For the six months ended September 29, 2013, revenues in APAC region, Americas, Japan and Europe accounted for 62%, 16%, 8% and 14%, respectively, of consolidated revenues as compared to 66%, 15%, 8% and 11%, respectively, for the first six months of fiscal 2013.
Gross Profit

	Three Months Ended		Six Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Gross Profit (in thousands)	$70,849	$74,627	$137,022	$147,140
Gross Profit Percentage	56.8%	55.9%	56.5%	55.8%

Gross profit decreased $3.8 million in the quarter ended September 29, 2013 compared to the quarter ended September 30, 2012 as a result of decreased revenues. Gross profit as a percentage of revenues increased 0.9% in the quarter ended September 29, 2013 compared to the quarter ended September 30, 2012. Despite lower revenue levels, gross profit percentage improved primarily due to an improved shipment mix of higher margin products as the Communication segment revenue as a percentage of total revenue increased from 51.9% in the second quarter of fiscal 2013 to 58.5% in the corresponding quarter of fiscal 2014. As of September 29, 2013, the balance of inventory buffer stock which was built in anticipation of the transition of wafer fabrication activities to third party foundries, which was completed in the fourth quarter of fiscal 2012, totaled approximately $2.9 million.
Gross profit decreased $10.1 million in the six months ended September 29, 2013 compared to the six months ended September 30, 2012 as a result of decreased revenues. Gross profit as a percentage of revenues increased 0.7% in the six months ended September 29, 2013 compared to the six months ended September 30, 2012. Despite lower revenue levels, gross profit percentage improved primarily due to an improved shipment mix of higher margin products as the Communication segment revenue as a percentage of total revenue increased from 50.0% in the first six month period of fiscal 2013 to 58.2% in the corresponding period of fiscal 2014.

Operating Expenses
The following table presents our operating expenses for the three and six months ended September 29, 2013 and September 30, 2012:

	Three Months Ended				Six Months Ended
	September 29, 2013		September 30, 2012		September 29, 2013		September 30, 2012
(in thousands, except for percentages)	Dollar Amount	% of Net Revenues	Dollar Amount	% of Net Revenues	Dollar Amount	% of Net Revenues	Dollar Amount	% of Net Revenues
Research and development	$42,216	34%	$42,387	32%	$83,065	34%	$83,931	32%
Selling, general and administrative	$28,045	22%	$32,750	25%	$55,888	23%	$69,162	26%

Research and Development (R&D)
R&D expense decreased $0.2 million, or 0.4%, to $42.2 million in the quarter ended September 29, 2013 compared to the quarter ended September 30, 2012. The decrease was primarily due to a $2.6 million decrease in R&D labor and benefits related costs driven by lower headcount, a $1.3 million decrease in transitional services related expenses incurred in the second quarter of fiscal 2013 in connection with the acquisition of NXP high-speed data converter assets, and a $1.3 million reduction in stock-based compensation expense as a result of equity grant cancellations triggered by departure of our CEO, CFO, and VP of Worldwide Sales and the divestiture of PCIe Enterprise Flash Controller Business during the second quarter of fiscal 2014. These decreases were offset in part by a $5.6 million increase in severance costs and accelerated amortization of CAD licenses caused by reduction in headcount.
R&D expense decreased $0.9 million, or 1%, to $83.1 million in the six months ended September 29, 2013 compared to the six months ended September 30, 2012. The decrease was primarily due to a $2.7 million decrease in R&D labor and benefits related costs driven by lower headcount, a $1.1 million reduction in health insurance costs due to lower claims and a $2.2 million decrease in transitional services related expense incurred in the second quarter of fiscal 2013 in connection with the acquisition of NXP high-speed data converter assets and other outside service costs. These decreases were offset in part by a $5.4 million increase in severance costs and accelerated amortization of CAD licenses caused by reduction in headcount.
Selling, General and Administrative (SG&A)
SG&A expense decreased $4.7 million, or 14%, to $28.0 million in the quarter ended September 29, 2013 as compared to the quarter ended September 30, 2012.  The decrease was primarily the result of an approximately $4.8 million decrease in acquisition related legal, consulting, broker and other fees related to the proposed acquisition of PLX and the completed acquisition of NXP high-speed data converter assets. Cost savings associated with the reduction in headcount were offset by $0.7 million increase in severance costs recorded in the second quarter of fiscal 2013.
SG&A expense decreased $13.3 million, or 19%, to $55.9 million in the six months ended September 29, 2013 as compared to the six months ended September 30, 2012.  The decrease was primarily the result of an approximately $11.5 million decrease in acquisition related legal, consulting, broker and other fees incurred in connection with the proposed acquisition of PLX, the completed acquisitions of the NXP high-speed data converter assets, Fox Enterprises and Alvand Technologies and a $2.6 million reduction in consulting fees incurred during the first half of fiscal 2013 in response to activities and inquiries of Starboard Value LP. Cost savings associated with the reduction in headcount were offset by $0.8 million increase in severance costs recorded during the six month period ended September 29, 2013.

Interest Income and Other, Net
The components of interest income and other, net are summarized as follows:

	Three Months Ended		Six Months Ended
(in thousands)	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Interest income	$237	$86	$501	$248
Interest expense	(9)	(396)	(12)	(1,176)
Other income (expense), net	528	104	324	2,722
Interest income and other, net	$756	$(206)	$813	$1,794

Interest income is derived from earnings on our cash and short-term investments. Interest expense is primarily due to charges associated with the credit facility with Bank of America which was terminated in the fourth quarter of fiscal 2013.  Other income (expense), net primarily consists of gains or losses in the value of deferred compensation plan assets, foreign currency gains or losses and other non-operating gains or losses. The decrease in other income of $2.4 million in the six months ended September 29, 2013 as compared to the same period in the prior year was primarily attributable to $2.3 million in death benefit proceeds received in fiscal 2013 under life insurance policies purchased with the intention of funding deferred compensation plan liabilities.
Income Tax Expense (Benefit)
During the three and six months ended September 29, 2013, the Company recorded an income tax expense of $42 thousand and an income tax benefit of $156 thousand, respectively, from continuing operations. The Company recorded an income tax benefit of $33 thousand and $4.0 million in the three and six months ended September 30, 2012, respectively, from continuing operations. The income tax benefit recorded in the six months ended September 29, 2013 was primarily due to the reversal of uncertain tax positions resulting from statute lapse. The income tax benefit in the six months ended September 30, 2012 was primarily due to the recognition of a deferred tax asset offset by the recognition of a deferred tax liability due to the acquisition of Fox Enterprises. The increase in the deferred tax liability was a part of the purchase accounting step-up adjustment that was recorded against goodwill while the increase in the deferred tax asset was recorded as a tax benefit.
Liquidity and Capital Resources
Our cash and cash equivalents and short-term investments were $429.9 million at September 29, 2013, an increase of $132.7 million compared to March 31, 2013.
We had no outstanding debt at September 29, 2013 and March 31, 2013.
Cash Flows from Operating Activities
Net cash provided by operating activities totaled $21.6 million in the six months ended September 29, 2013 compared to $24.8 million in the six months ended September 30, 2012. Cash provided by operating activities in the six months ended September 29, 2013 consisted of our net income of $81.4 million, adjusted to add back depreciation, amortization, and other non-cash items which totaled $26.7 million less the gain on divestitures of $82.3 million; and cash used by working capital requirements. In the six months ended September 29, 2013, excluding the effects of non-cash activities, cash used by working capital requirements was $4.2 million and consisted primarily of a $9.4 million increase in accounts receivable due to an increase in revenues as compared to the fourth quarter of fiscal 2013, combined with a $1.9 million increase in inventories, a $1.3 million reduction in income taxes payable, a $1.0 million decrease in deferred income and a $1.6 million decrease in accrued compensation. These working capital uses were offset in part by cash provided from a $4.3 million decrease in prepaid and other assets due to an acceleration of amortization of prepaid design engineering software tools, a $2.1 million increase in accounts payable and a $4.6 million reduction in other accrued liabilities due to the timing of liabilities incurred versus payments.
In the six months ended September 30, 2012, net cash provided by operating activities totaled $24.8 million. Cash provided by operating activities in the six months ended September 30, 2012 consisted of our net loss of $4.4 million, as adjusted to add back depreciation, amortization, and other non-cash items totaling $21.4 million; and cash provided by working capital requirements primarily related to decreases in inventories, decrease in other assets partially offset by decrease in accrued compensation and related expenses and increase in accounts receivable. In the six months ended September 30, 2012, excluding the effects of acquisitions, inventory decreased by $11.8 million primarily due to shipments exceeding inventory build and $1.3 million in inventory sold to Synaptics. Prepaid and other assets decreased by $7.0 million. Accrued liabilities decreased by $5.0 million primarily due to payout of retention bonus accrued in association with the sale of our video business. Increase in accounts receivable of $7.0 million was primarily attributable to higher shipments during the end of quarter.

Cash Flows Used in Investing Activities
Net cash used by investing activities in the six months ended September 29, 2013 was $63.3 million compared to cash used of $68.7 million in the six months ended September 30, 2012.  Net cash used by investing activities in the six months ended September 29, 2013 was primarily due to the use of $154.9 million for the net purchase of short-term investments and $10.5 million of expenditures to purchase capital equipment offset by $96.1 million of proceeds from divestiture of PCIe Enterprise Flash Controller Business and $6 million of proceeds from HQV and FRC divestitures received from an escrow account during the second quarter of fiscal 2014.
In the six months ended September 30, 2012, net cash used by investing activities was $68.7 million which was primarily due to $68.3 million paid for the acquisitions of Fox Enterprises, Alvand Technologies and NXP B.V, $7.8 million paid to escrow in association with the acquisitions, $17.3 million of expenditures to purchase capital equipment partially offset by net proceeds of $19.7 million from the net sale of short-term investments and $5.0 million of proceeds from sale of video processing business assets to Synaptics.

Cash Flows from Financing Activities
Net cash provided by financing activities was $20.0 million in the six months ended September 29, 2013 as compared to net cash provided by financing activities of $6.2 million in the six months ended September 30, 2012. Cash provided by financing activities in the six months ended September 29, 2013, was primarily due to proceeds of approximately $24.7 million from the exercise of employee stock options and the issuance of stock under our employee stock purchase plan which was offset in part by a $4.7 million payout of the contingent consideration associated with the acquisition of Fox Enterprises, Inc. and Alvand Technologies, Inc.
In the six months ended September 30, 2012, net cash provided by financing activities was $6.2 million which was primarily due to proceeds of approximately $6.1 million from the exercise of employee stock options and the issuance of stock under our employee stock purchase plan.
We anticipate capital expenditures of approximately $20 million to $30 million during the next 12 months to be financed through cash generated from operations and existing cash and investments.
In addition, as much of our revenues are generated outside the U.S., a significant portion of our cash and investment portfolio accumulates in the foreign countries in which we operate. At September 29, 2013, we had cash, cash equivalents and investments of approximately $294.6 million invested overseas in accounts belonging to various IDT foreign operating entities. While these amounts are primarily invested in U.S. dollars, a portion is held in foreign currencies, and all offshore balances are exposed to local political, banking, currency control and other risks. In addition, these amounts may be subject to tax and other transfer restrictions.
We believe that existing cash and investment balances, together with cash flows from operations, will be sufficient to meet our working capital and capital expenditure needs through at least the next 12 months. We may choose to investigate other financing alternatives to supplement U.S. liquidity; however, we cannot be certain that additional financing will be available on satisfactory terms.
Off-Balance Sheet Arrangements
As of September 29, 2013, we did not have any off-balance sheet arrangements, as defined under SEC Regulation S-K Item 303(a)(4)(ii).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our interest rate risk relates primarily to our short-term investments of $320.2 million and $166.3 million as of September 29, 2013 and March 31, 2013, respectively.  By policy, we limit our exposure to long-term investments and mitigate the credit risk through diversification and adherence to a policy requiring the purchase of highly rated securities. As of September 29, 2013 and March 31, 2013, the Company’s cash, cash equivalents and investment portfolio was concentrated in securities with same day liquidity and at the end of the second quarter of fiscal 2014, a substantial majority of securities in our investment portfolio had maturities of less than two years. A hypothetical 10% change in interest rates would not have a material effect on the value of our investment portfolio as of September 29, 2013.  We do not currently use derivative financial instruments in our investment portfolio.
At September 29, 2013 and March 31, 2013, we had no outstanding debt.
We are exposed to foreign currency exchange rate risk as a result of international sales, assets and liabilities of foreign subsidiaries, local operating expenses of our foreign entities and capital purchases denominated in foreign currencies.  We may use derivative financial instruments to help manage our foreign currency exchange exposures.  We do not enter into derivatives for speculative or trading purposes. We have foreign exchange facilities used for hedging arrangements with banks that allow the Company to enter into foreign exchange contracts totaling approximately $20.0 million, all of which was available at September 29, 2013. We performed a sensitivity analysis as of September 29, 2013 and March 31, 2013 and determined that, without hedging the exposure, a 10% change in the value of the U.S. dollar would result in an approximate 0.5% impact on gross profit margin percentage, as we operate a manufacturing testing facility in Malaysia, and an approximate 1.4% impact to operating expenses (as a percentage of revenue), as we operate sales offices in Japan and throughout Europe and design centers in the U.S., China, and Canada.  At September 29, 2013 and March 31, 2013, we had no outstanding foreign exchange contracts.
We did not have any currency exposure related to any outstanding capital purchases as of September 29, 2013 and March 31, 2013.

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
At September 29, 2013, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure control and procedures were effective at a reasonable assurance level. There have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.
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
The Company is also party to various other legal proceedings and claims arising in the normal course of business. As of September 29, 2013, the Company has not recorded any accrual for contingent liabilities associated with its legal proceedings based on the belief that liabilities, while possible, are not probable. Further, probable ranges of losses in these matters cannot be reasonably estimated at this time. Generally, litigation is subject to inherent uncertainties, and no assurance can be given that the Company will prevail in any particular lawsuit. Accordingly, pending lawsuits, as well as potential future litigation with other companies, could result in substantial costs and diversion of resources and could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
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
Adverse changes in global economic business conditions may negatively affect customer demand for our products. While the global economy has partially recovered from the economic downturn that began in 2008, continuing concerns about the impact of geopolitical issues, the availability and cost of credit, the debt crises in Europe, low business and consumer confidence, high unemployment and high energy costs, have contributed to substantial volatility in global capital markets and uncertain demand for the semiconductor industry and our products since fiscal year 2010. If the currently improving economic conditions are not sustained or begin to deteriorate again, or if we are unable to timely adapt to changes in macroeconomic conditions, our business, financial condition and results of operations may be adversely affected. In addition, the results of our operations would likely be adversely affected in the event of widespread financial and business disruption on account of a default by the U.S. on U.S. government obligations and/or a prolonged failure to maintain significant U.S. government operations.
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
International operations add increased volatility to our operating results.
A substantial percentage of our total revenues are derived from international sales, as summarized below:

(percentage of total revenues)	First Six Months of Fiscal 2014	Fiscal 2013	Fiscal 2012
APAC	62%	64%	66%
Americas	16%	16%	15%
Japan	8%	8%	8%
Europe	14%	12%	11%
Total	100%	100%	100%
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
Contract pricing for raw materials and equipment used in the fabrication and assembly processes, as well as for foundry and subcontract assembly services, may also be affected by currency controls, exchange rate fluctuations and currency devaluations. We sometimes hedge currency risk for currencies that are highly liquid and freely quoted, but may not enter into hedge contracts for currencies with limited trading volume. In addition, as much of our revenues are generated outside the United States, a significant portion of our cash and investment portfolio accumulates in the foreign countries in which we operate. On September 29, 2013, we had cash, cash equivalents and investments of approximately $294.6 million invested overseas in accounts belonging to our foreign subsidiaries. While these amounts are primarily invested in U.S. dollars, a portion is held in foreign currencies, and all offshore balances are exposed to local political, banking, currency control and other risks. In addition, these amounts may be subject to tax and other transfer restrictions.

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
Over the past several years, we have made several acquisitions. As a result of these acquisitions, we had $137.6 million of goodwill and $40.0 million of intangible assets on our balance sheet as of September 29, 2013. In determining fair value, we consider various factors, including our market capitalization, forecasted revenue and costs, risk-adjusted discount rates, future economic and market conditions, determination of appropriate market comparables and expected periods over which our assets will be utilized and other variables. If our assumptions regarding forecasted cash flow, revenue and margin growth rates of certain long-lived asset groups and reporting units are not achieved, an impairment review may be triggered for the remaining balance of goodwill and long-lived assets prior to the next annual review in the fourth quarter of fiscal 2014, which could result in material charges that could impact our operating results and financial position.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On July 21, 2010, our Board of Directors approved a share repurchase plan to repurchase up to $225 million of our common stock.  The old share repurchase program was canceled upon the approval of the new share repurchase program. In fiscal 2011, we repurchased approximately 12.8 million shares of our common stock at an average price of $6.06 per share for a total purchase price of $77.7 million under this new program.  In fiscal 2012, we repurchased approximately 10.4 million shares of our common stock at an average price of $6.49 per share for a total purchase price of $67.5 million under this new program. We did not repurchase any shares in fiscal 2013 or during the first six months of fiscal 2014.  As of September 29, 2013, approximately $79.8 million was available for future purchase under this new share repurchase program, however, on October 22, 2013, our Board increased our share repurchase authorization to $150 million. Share repurchases were recorded as treasury stock and resulted in a reduction of stockholders' equity.
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
10.1*
Separation Agreement, dated August 26, 2013, by and between Theodore L. Tewksbury, III, and Integrated Device Technology, Inc. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 27, 2013.

10.2*	Offer Letter between the Company and Jeffrey S. McCreary, entered into on September 12, 2013.
31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

INTEGRATED DEVICE TECHNOLOGY, INC. Registrant
	By:	/s/ JEFFREY S. MCCREARY
November 6, 2013		Jeffrey S. McCreary Interim President and Chief Executive Officer

/s/ BRIAN C. WHITE
November 6, 2013		Brian C. White Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)