Form 10-Q
period 2013-12-29
INTEGRATED DEVICE TECHNOLOGY INC
filed 2014-02-07
CIK 703361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________
(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 29, 2013 OR

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
 ☒  Large accelerated filer                           ☐   Accelerated filer                            ☐  Non-accelerated filer               ☐ Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
The number of outstanding shares of the registrant's Common Stock, $.001 par value, as of January 31, 2014 was approximately 149,932,640.

INTEGRATED DEVICE TECHNOLOGY, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited in thousands)	December 29, 2013	March 31, 2013
Assets
Current assets:
Cash and cash equivalents	$104,628	$130,837
Short-term investments	333,670	166,333
Accounts receivable, net of allowances of $2,122 and $2,787	65,774	62,083
Inventories	53,332	56,555
Income tax receivable	144	192
Prepayments and other current assets	15,253	24,505
Total current assets	572,801	440,505
Property, plant and equipment, net	71,716	74,988
Goodwill	135,644	144,924
Other intangible assets, net	33,173	48,602
Deferred non-current tax assets	776	671
Other assets	17,704	18,889
Total assets	$831,814	$728,579
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$22,822	$23,244
Accrued compensation and related expenses	22,545	21,090
Deferred income on shipments to distributors	13,374	14,539
Deferred tax liabilities	1,150	1,000
Other accrued liabilities	10,646	14,652
Total current liabilities	70,537	74,525
Deferred tax liabilities	1,552	1,552
Long-term income tax payable	305	454
Other long-term liabilities	19,539	22,022
Total liabilities	91,933	98,553
Commitments and contingencies (Note 15)
Stockholders' equity:
Preferred stock: $.001 par value: 10,000 shares authorized; no shares issued	—	—
Common stock: $.001 par value: 350,000 shares authorized; 150,108 and 146,253 shares outstanding at December 29, 2013 and March 31, 2013, respectively	150	146
Additional paid-in capital	2,449,380	2,407,998
Treasury stock at cost: 92,467 shares at December 29, 2013 and 90,426 shares at March 31, 2013, respectively	(997,672)	(977,296)
Accumulated deficit	(713,973)	(802,308)
Accumulated other comprehensive income	1,996	1,486
Total stockholders' equity	739,881	630,026
Total liabilities and stockholders' equity	$831,814	$728,579

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
(Unaudited in thousands, except per share data)	December 29, 2013	December 30, 2012	December 29, 2013	December 30, 2012
Revenues	$124,628	$114,277	$366,139	$376,673
Cost of revenues	49,689	51,203	154,317	166,472
Gross profit	74,939	63,074	211,822	210,201
Operating expenses:
Research and development	31,063	36,700	107,939	117,375
Selling, general and administrative	23,687	25,871	77,826	89,864
Total operating expenses	54,750	62,571	185,765	207,239
Operating income	20,189	503	26,057	2,962
Gain (loss) on divestitures, net	(3,415)	—	78,934	—
Interest income (expense) and other, net	1,108	(344)	1,921	1,450
Income before income taxes from continuing operations	17,882	159	106,912	4,412
Income tax provision (benefit)	543	265	661	(3,768)
Net income (loss) from continuing operations	$17,339	$(106)	$106,251	$8,180

Discontinued operations:
Gain from divestiture	—	—	—	886
Loss from discontinued operations before income taxes	(10,123)	(5,115)	(17,922)	(18,658)
Income tax provision (benefit)	268	(64)	(6)	(47)
Net loss from discontinued operations	(10,391)	(5,051)	(17,916)	(17,725)

Net income (loss)	$6,948	$(5,157)	$88,335	$(9,545)

Basic net income per share - continuing operations	$0.11	$—	$0.71	$0.06
Basic net loss per share - discontinued operations	$(0.06)	$(0.04)	$(0.12)	$(0.13)
Basic net income (loss) per share	$0.05	$(0.04)	$0.59	$(0.07)

Diluted net income per share - continuing operations	$0.11	$—	$0.70	$0.06
Diluted net loss per share - discontinued operations	$(0.07)	$(0.04)	$(0.12)	$(0.13)
Diluted net income (loss) per share	$0.04	$(0.04)	$0.58	$(0.07)

Weighted average shares:
Basic	151,018	144,321	148,835	143,477
Diluted	155,035	144,321	152,560	144,760

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended		Nine Months Ended
(Unaudited in thousands)	December 29, 2013	December 30, 2012	December 29, 2013	December 30, 2012

Net income (loss)	$6,948	$(5,157)	$88,335	$(9,545)
Other comprehensive income, net of taxes:
Currency translation adjustments, net of tax	(134)	112	407	837
Change in net unrealized gain on investments, net of tax	218	8	107	8
Actuarial loss on post-employment and post-retirement benefit plans, net of tax	(1)	—	(4)	—
Total other comprehensive income	$83	$120	$510	$845
Comprehensive income (loss)	$7,031	$(5,037)	$88,845	$(8,700)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
(Unaudited in thousands)	December 29, 2013	December 30, 2012
Cash flows provided by operating activities:
Net income (loss)	$88,335	$(9,545)
Adjustments:
Depreciation	15,936	14,737
Amortization of intangible assets	12,794	15,144
Goodwill and long-lived asset impairment	4,797	584
Gain from divestitures, net	(78,934)	(886)
Stock-based compensation expense, net of amounts capitalized in inventory	10,846	9,306
Deferred tax benefit	(160)	(4,302)
Tax benefit from share-based payment arrangements	—	(45)
Changes in assets and liabilities (net of amounts acquired):
Accounts receivable, net	(3,691)	2,143
Inventories	(751)	13,294
Prepayments and other assets	4,786	6,329
Accounts payable	(2,676)	(4,569)
Accrued compensation and related expenses	49	(4,363)
Deferred income on shipments to distributors	(1,165)	(662)
Income taxes payable and receivable	(905)	200
Other accrued liabilities and long-term liabilities	(996)	(1,333)
Net cash provided by operating activities	48,265	36,032
Cash flows used for investing activities:
Acquisitions, net of cash acquired	—	(68,341)
Cash in escrow related to acquisitions	6,000	(7,816)
Proceeds from divestitures	96,299	5,000
Purchases of property, plant and equipment	(14,489)	(22,011)
Purchases of short-term investments	(307,529)	(139,915)
Proceeds from sales of short-term investments	26,949	32,396
Proceeds from maturities of short-term investments	112,506	130,822
Net cash used for investing activities	(80,264)	(69,865)
Cash flows provided by financing activities:
Proceeds from issuance of common stock	30,889	10,829
Repurchase of common stock	(20,376)	—
Payment of acquisition related contingent consideration	(5,130)	—
Excess tax benefit from share-based payment arrangements	—	45
Net cash provided by financing activities	5,383	10,874
Effect of exchange rates on cash and cash equivalents	407	837
Net decrease in cash and cash equivalents	(26,209)	(22,122)
Cash and cash equivalents at beginning of period	130,837	134,924
Cash and cash equivalents at end of period	$104,628	$112,802

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
Basis of Presentation. The Company's fiscal year is the 52- or 53-week period ending on the Sunday closest to March 31st. In a 52-week year, each fiscal quarter consists of thirteen weeks. In a 53-week year, the additional week is usually added to the third quarter, making such quarter consist of fourteen weeks. The first, second and third quarters of fiscal 2014 and fiscal 2013 were thirteen week periods.
Principles of Consolidation. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated.
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
In the opinion of management, these condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for the fair statement of the condensed consolidated financial statements, for the interim period.
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
In February 2013, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) to the guidance on Comprehensive Income, to improve the reporting of reclassifications out of accumulated other income. This guidance requires entities to provide information about the amounts reclassified out of accumulated other income by component. The authoritative guidance also requires an entity to present, either on the face of the statement where net income (loss) is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income only if the amount reclassified is required under U.S. GAAP to be reclassified to net income (loss) in its entirety in the same reporting period. For amounts not required to be reclassified under U.S. GAAP, entities are required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The Company adopted this guidance in the first quarter of fiscal 2014 and the adoption did not have a significant impact on the Company's condensed consolidated financial statements. See Note 12 for more information.
Accounting Pronouncements Not Yet Effective for Fiscal 2014
In February 2013, the FASB issued guidance for the recognition, measurement, and disclosure of certain obligations resulting from joint and several liability arrangements for which the total amount is fixed. Such obligations may include debt arrangements, legal settlements, and other contractual arrangements. The guidance is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2013, which is the first quarter of fiscal 2015 for the Company, and should be applied retrospectively to all prior periods presented for those obligations within the scope which existed as of the beginning of the fiscal year of adoption. Early adoption is permitted. The Company is currently evaluating the new guidance.
In March 2013, the FASB issued guidance on the accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. The guidance is effective prospectively for fiscal years and interim periods within those fiscal years beginning after December 15, 2013, which is the first quarter of fiscal 2015 for the Company. Early adoption is permitted. The Company is currently evaluating the new guidance.
In July 2013, FASB issued an ASU on Income Taxes, to improve the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This guidance is expected to reduce diversity in practice by and is expected to better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exists. This guidance is effective for interim and annual periods beginning after December 15, 2013, which is the first quarter of fiscal 2015 for the Company. The Company does not believe that the implementation of this authoritative guidance will have a material impact on its financial position or results of operations as it affects presentation of unrecognized tax benefits.
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
The following table sets forth the computation of basic and diluted net income per share from continuing operations:

	Three Months Ended		Nine Months Ended
(in thousands, except per share amounts)	December 29, 2013	December 30, 2012	December 29, 2013	December 30, 2012
Numerator (basic and diluted):
Net income (loss) from continuing operations	$17,339	$(106)	$106,251	$8,180

Denominator:
Weighted average common shares outstanding, basic	151,018	144,321	148,835	143,477
Dilutive effect of employee stock options and restricted stock units	4,017	—	3,725	1,283
Weighted average common shares outstanding, diluted	155,035	144,321	152,560	144,760

Basic net income per share from continuing operations	$0.11	$—	$0.71	$0.06
Diluted net income per share from continuing operations	$0.11	$—	$0.70	$0.06
Potential dilutive common shares of 0.7 million and 10.1 million pertaining to employee stock options and restricted stock units were excluded from the calculation of diluted earnings per share for the three months ended December 29, 2013 and December 30, 2012, respectively, because the effect would have been anti-dilutive. Potential dilutive common shares of 3.8 million and 16.3 million pertaining to employee stock options and restricted stock units were excluded from the calculation of diluted earnings per share for the nine months ended December 29, 2013 and December 30, 2012, respectively, because the effect would have been anti-dilutive.
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
Intangible Assets:
Existing technologies consist of NXP's data converter products that have reached technological feasibility and in-process research and development (IPR&D) which consists of projects that have not reached technological feasibility. The Company valued the existing technologies and IPR&D utilizing a multi-period excess earnings method (Excess Earnings Method), which uses the discounted future earnings specifically attributed to these intangible assets, that is, in excess of returns for other assets that contributed to those earnings. The Company utilized discount factors of 26% for the existing technologies and a discount factor of 31% was utilized for IPR&D. The Company valued one year of contractual backlog also using the Excess Earnings Method and a discount rate of 19%. Customer relationship and non-competition agreement values have been estimated utilizing a with and without method (With and Without Method), which uses projected cash flows with and without the intangible asset in place. Cash flow differentials are then discounted to present value to arrive at an estimate of fair value for the asset. The Company utilized discount factors of 29% for estimating the value of these intangible assets.
The financial results of the NXP B.V. data converter business have been included in the Company’s Condensed Consolidated Statements of Operations from July 19, 2012, the closing date of the acquisition.

Pro Forma Financial Information (unaudited):
The following unaudited pro forma financial information presents the combined results of operations of the Company and the NXP B.V. data converter business as if the acquisition had occurred as of the beginning of fiscal 2012. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal 2012. The unaudited pro forma financial information presented below for the nine months ended December 30, 2012 combines historical IDT and NXP B.V. data converter business results. The pro forma financial information includes the business combination effect of the amortization charges from acquired intangible assets, the amortization of fair market value inventory write-up and acquisition costs.

Nine Months Ended
(Unaudited in thousands, except per share data)	December 30, 2012
Revenues	$379,110
Net income (loss)	$(9,363)
Basic net income (loss) per share - continuing operations	$(0.07)
Diluted net income (loss) per share - continuing operations	$(0.07)
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
The aggregate purchase price was allocated as follows:

(in thousands)	Fair Value
Cash	$1,080
Accounts receivable	4,053
Inventories	2,600
Prepaid expenses and other current assets	363
Property, plant and equipment, net	656
Other long-term assets	1,190
Accounts payable and accrued expenses	(3,765)
Other long-term liabilities	(1,516)
Long-term deferred tax liability	(4,549)
Intangible assets (other than goodwill)	12,300
Goodwill	16,509
Total purchase price	$28,921

A summary of the allocation of intangible assets (other than goodwill) is as follows:

(in thousands)	Fair Value
Existing technologies	$7,900
Customer relationships	2,000
Trade names and trademarks	1,500
In-process research and development	900
Total	$12,300
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
Acquisition of Alvand Technologies, Inc.
On April 16, 2012, the Company completed the acquisition of Alvand Technologies Inc., a leading analog integrated circuits company specializing in data converters, for total purchase consideration of approximately $23.3 million, of which $20.5 million was paid in cash at closing and $2.8 million was recorded as a liability representing the fair value of contingent cash consideration of up to $4.0 million based upon the achievement of future product development milestones to be completed within 36 months following the acquisition date. Payments will be made on a proportionate basis upon the completion of each milestone. As of June 30, 2013, the fair value of the contingent consideration was re-measured based on a revised product development forecast for the business. As a result, the fair value of the contingent consideration increased to $3.4 million. $0.5 million of the change in the fair value of the contingent consideration was recorded in selling, general and administrative expenses in fiscal 2013 and $0.1 million in the first quarter of fiscal 2014. During the three months ended September 29, 2013, the Company paid Alvand Technologies $1.4 million. During the three months ended December 29, 2013, the Company paid Alvand Technologies $0.4 million, offset by an increased the fair value estimate by $0.2 million, which decreased the fair value of the remaining contingent consideration to $1.9 million.
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
Note 4. Discontinued Operations
High-Speed Converter (“HSC”) Business
In the third quarter of fiscal 2014, the Company initiated a plan to divest its HSC business. The Company believes that this divestiture will allow it to intensify focus on its analog-intensive mixed-signal, timing and synchronization, and interface and connectivity solutions. The Company intends to fully divest its HSC business within the next twelve months and has classified these assets as held for sale. As of December 29, 2013, the HSC business long-lived assets classified as held for sale was $9.5 million and consisted of $2.9 million in fixed assets and $6.6 million in intangible assets.
The HSC business was included in the Company’s Communications reportable segment. For financial statements purposes, the results of operations for the HSC business have been segregated from those of the continuing operations and are presented in the Company's condensed consolidated financial statements as discontinued operations.
The results of the HSC business discontinued operations for the three and nine months ended December 29, 2013 and December 30, 2012 were as follows (in thousands):

	For the Three Months Ended,		For the Nine Months Ended,
	December 29, 2013	December 30, 2012	December 29, 2013	December 30, 2012
Revenues	$1,811	$870	$2,931	$2,036
Cost of revenues	(1,398)	(997)	(2,379)	(2,150)
Goodwill and long-lived assets impairment	(4,797)	—	(4,979)	—
Operating expenses	(5,739)	(4,988)	(13,495)	(13,413)
Income tax provision (benefit)	268	(64)	(6)	(50)
Net loss from discontinued operations	$(10,391)	$(5,051)	$(17,916)	$(13,477)

Video Business
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

Cash proceeds from sale (including amounts held in escrow)	$58,744
Less cost basis of assets sold and direct costs related to the sale
Fixed asset transferred to Qualcomm	(434)
Goodwill allocated	(8,568)
Intangible assets	(1,818)
License write-off	(525)
Transaction and other costs	(1,460)
Gain on divestiture	$45,939
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
The results from discontinued operations for the nine months ended December 30, 2012 are as follows (in thousands):

Revenues	$2,429
Cost of revenues	(3,006)
Operating expenses	(4,554)
Gain on divestiture	886
Provision for Income tax	3
Net loss from discontinued operations	$(4,248)

Note 5. Other Divestitures (not accounted as discontinued operations)
Sale of Certain Assets of Audio Business
On December 18, 2013, Integrated Device Technology, Inc. and Integrated Device Technology (Malaysia) Sdn. Bhd., a wholly-owned subsidiary of IDT (collectively “IDT”), completed the sale of certain assets of its Audio business to Stravelis, Inc. for $0.2 million in cash and up to a maximum potential of $1.0 million additional consideration contingent upon future revenues. The fair value of the contingent consideration was estimated to be zero based on the estimated probability of attainment of future revenue targets. In additional, the Company recorded a $0.3 million liability for services to be provided at no charge by IDT for the first year following the acquisition date. The Company recorded a loss of $3.4 million on divestiture related to this transaction in the third quarter of fiscal 2014.

The following table summarizes the components of the loss on divestiture (in thousands):

Amount
Cash proceeds from sale	$200
Maximum potential contingent consideration	1,000
Total consideration	$1,200

Fair value adjustment to contingent consideration	$(1,000)
Accrued liability for post sale services	(300)
Fixed assets	(135)
Inventories	(2,750)
Other assets	(304)
Transaction and other costs	(126)
Loss on divestiture	$3,415
Prior to the divestiture, the Audio business operating results were included in the Company's Computing and Consumer reportable segment. The Audio business was part of a larger cash-flow generating product group and did not, on its own, represent a separate operation of the Company and, therefore, this sale did not qualify as discontinued operations.
Sale of Certain Assets of PCI Express ("PCIe") Enterprise Flash Controller Business
On July 12, 2013, Integrated Device Technology, Inc. and Integrated Device Technology (Malaysia) Sdn. Bhd., a wholly-owned subsidiary of IDT (collectively “IDT”), completed the sale of certain assets of its PCI Express ("PCIe") enterprise flash controller business to PMC-Sierra, Inc., a Delaware corporation (“PMC”), for $96.1 million in cash.
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
Prior to the divestiture, the operating results for IDTs PCIe flash controller business were included in the Company's Computing and Consumer reportable segment. The PCIe enterprise flash controller business was part of a larger cash-flow generating product group and did not, on its own, represent a separate operation of the Company and, therefore, this sale did not qualify as discontinued operations for reporting purposes.
Note 6. Fair Value Measurement
The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 29, 2013:

	Fair Value at Reporting Date Using:
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash Equivalents and Short-Term investments:
US government treasuries and agencies securities	$120,594	$—	$—	$120,594
Money market funds	65,587	—	—	65,587
Asset-backed securities	—	16,128	—	16,128
Corporate bonds	—	173,243	—	173,243
International government bonds	—	3,023	—	3,023
Bank deposits	—	17,205	—	17,205
Municipal bonds	—	8,174	—	8,174
Total assets measured at fair value	$186,181	$217,773	$—	$403,954
Liabilities:
Fair value of contingent consideration	—	—	1,880	1,880
Total liabilities measured at fair value	$—	$—	$1,880	$1,880

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2013:

	Fair Value at Reporting Date Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash Equivalents and Short-Term investments:
US government treasuries and agencies securities	$87,379	$—	$—	$87,379
Money market funds	79,083	—	—	79,083
Asset-backed securities	—	9,855	—	9,855
Corporate bonds	—	58,716	—	58,716
International government bonds	—	3,066	—	3,066
Bank deposits	—	16,583	—	16,583
Municipal bonds	—	2,094	—	2,094
Total assets measured at fair value	$166,462	$90,314	$—	$256,776
Liabilities:
Fair value of contingent consideration	—	—	6,695	6,695
Total liabilities measured at fair value	$—	$—	$6,695	$6,695

U.S. government treasuries and U.S. government agency securities as of December 29, 2013 and March 31, 2013 do not include any U.S. government guaranteed bank issued paper. Corporate bonds include bank-issued securities that are guaranteed by the Federal Deposit Insurance Corporation (FDIC).

The securities in Level 1 are highly liquid and actively traded in exchange markets or over-the-counter markets. Level 2 fixed income securities are priced using quoted market prices for similar instruments, non-binding market prices that are corroborated by observable market data.
In connection with the acquisition of Fox Enterprises and Alvand Technologies (See "Note 3 - Business Combinations"), liabilities were recognized for the Company’s estimate of the fair value of contingent consideration on the acquisition dates based on probability-based forecasted revenues, gross profits and attainment of product development milestones. These fair value measurements are based on significant inputs not observed in the market and thus represent a Level 3 measurement, which reflect the Company’s own assumptions concerning future revenues, gross profit and product development milestones of the acquired businesses in measuring fair value. During the three months ended June 30, 2013, the Company settled the contingent consideration with Fox and paid $3.3 million to the former shareholders of Fox. During the three months ended September 29, 2013, the Company paid Alvand Technologies $1.4 million which decreased the fair value of the remaining contingent consideration to $2.0 million. During the three months ended December 29, 2013, the Company paid Alvand Technologies $0.4 million, offset by an increased fair value estimate of $0.2 million, decreasing the remaining fair value of the contingent consideration to $1.9 million.
The following table summarizes the change in the fair value of the contingent consideration measured using significant unobservable inputs (Level 3) for the nine months ended December 29, 2013:

(in thousands)	Estimated Fair Value
Balance as of March 31, 2013	$6,695
Payments, net of fair value adjustments	(5,033)
Balance as of December 29, 2013	$1,880

All of the Company’s available-for-sale investments are subject to a periodic impairment review. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. The Company did not record any impairment charges related to its available-for-sale investments in the nine months ended December 29, 2013 and December 30, 2012.

Note 7. Investments
Available-for-Sale Securities
Available-for-sale investments at December 29, 2013 were as follows:

(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government treasuries and agencies securities	$120,575	$85	$(66)	$120,594
Money market funds	65,587	—	—	65,587
Asset-backed securities	16,129	6	(7)	16,128
Corporate bonds	173,092	272	(121)	173,243
International government bonds	3,037	—	(14)	3,023
Bank deposits	17,205	—	—	17,205
Municipal bonds	8,217	9	(52)	8,174
Total available-for-sale investments	403,842	372	(260)	403,954
Less amounts classified as cash equivalents	(70,284)	—	—	(70,284)
Short-term investments	$333,558	$372	$(260)	$333,670

Available-for-sale investments at March 31, 2013 were as follows:

(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government treasuries and agencies securities	$87,356	$24	$(1)	$87,379
Money market funds	79,083	—	—	79,083
Asset-backed securities	9,860	2	(7)	9,855
Corporate bonds	58,733	33	(50)	58,716
International government bonds	3,069	1	(4)	3,066
Bank deposits	16,583	—	—	16,583
Municipal bonds	2,089	5	—	2,094
Total available-for-sale investments	256,773	65	(62)	256,776
Less amounts classified as cash equivalents	(90,443)	—	—	(90,443)
Short-term investments	$166,330	$65	$(62)	$166,333

The cost and estimated fair value of available-for-sale securities at December 29, 2013, by contractual maturity, were as follows:

(in thousands)	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$96,079	$96,078
Due in 1-2 years	134,004	134,087
Due in 2-5 years	173,759	173,789
Total investments in available-for-sale securities	$403,842	$403,954

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses as of December 29, 2013, aggregated by investment category and length of time that individual securities have been in a continuous loss position.

	Less Than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$64,794	$(121)	$—	$—	$64,794	$(121)
Asset-backed securities	9,806	(7)	—	—	9,806	(7)
U.S. government treasuries and agencies securities	32,500	(66)	—	—	32,500	(66)
Municipal bonds	5,017	(52)	—	—	5,017	(52)
International government bonds	3,023	(14)	—	—	3,023	(14)
Total	$115,140	$(260)	$—	$—	$115,140	$(260)

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

Currently, a significant portion of the Company’s available-for-sale investments that it holds are high grade instruments.  As of December 29, 2013, the unrealized losses on the Company’s available-for-sale investments represented an insignificant amount in relation to its total available-for-sale portfolio. Substantially all of the Company’s unrealized losses on its available-for-sale marketable debt instruments are primarily driven by declines in interest rates or as a result of a decrease in the market liquidity for debt instruments.  Because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, the Company did not consider these investments to be other-than-temporarily impaired at December 29, 2013 and March 31, 2013.

Note 8. Stock-Based Employee Compensation
Equity Incentive Programs
The Company currently issues awards under three equity-based plans in order to provide additional incentive and retention to directors and employees who are considered to be essential to the long-range success of the Company. These plans are further described below.
2004 Equity Plan (2004 Plan)
Options granted by the Company under the 2004 Plan generally expire seven years from the date of grant and generally vest over a four-year period from the date of grant, with one-quarter of the shares of common stock vesting on the one-year anniversary of the grant date and the remaining shares vesting monthly for the 36 months thereafter. The exercise price of the options granted by the Company under the 2004 Plan shall not be less than 100% of the fair market value for a common share subject to such option on the date the option is granted. Full value awards made under the 2004 Plan shall become vested over a period of not less than three years (or, if vesting is performance-based, over a period of not less than one year) following the date such award is made; provided, however, that full value awards that result in the issuance of an aggregate of up to 5% of common stock available under the 2004 Plan may be granted to any one or more participants without respect to such minimum vesting provisions. As of December 29, 2013, there were 9.6 million shares available for future grant under the 2004 Plan.
Compensation Expense
The following table summarizes stock-based compensation expense by category appearing in the Company’s Condensed Consolidated Statement of Operations:

	Three Months Ended		Nine Months Ended
(in thousands)	December 29, 2013	December 30, 2012	December 29, 2013	December 30, 2012
Cost of revenue	$403	$295	$1,128	$850
Research and development	1,544	1,385	4,241	3,968
Selling, general and administrative	1,252	940	4,969	3,537
Discontinued operations	169	154	507	951
Total stock-based compensation expense	$3,368	$2,774	$10,845	$9,306
The amount of stock-based compensation expense that was capitalized during the periods presented above was immaterial.

Stock Options
The following is a summary of the Company's stock option activity and related weighted average exercise prices for each category:

	Nine Months Ended December 29, 2013
(shares in thousands)	Shares	Price
Beginning stock options outstanding	12,817	$7.12
Granted	1,596	7.98
Exercised (1)	(4,078)	5.97
Canceled	(3,035)	8.87
Ending stock options outstanding	7,300	$7.22
Ending stock options exercisable	4,679	$7.34

(1)	Upon exercise, the Company issues new shares of common stock.
As of December 29, 2013, the unrecognized compensation cost related to nonvested stock options, net of estimated forfeitures, was $2.3 million and will be recognized over a weighted-average period of 1.2 years.
As of December 29, 2013, stock options vested and expected to vest totaled approximately 6.8 million with a weighted-average exercise price of $7.23 and a weighted-average remaining contractual life of 3.4 years. The aggregate intrinsic value as of December 29, 2013 was approximately $20.8 million.
As of December 29, 2013, fully vested stock options totaled approximately 4.7 million with a weighted-average exercise price of $7.34 and a weighted-average remaining contractual life of 2.6 years. The aggregate intrinsic value as of December 29, 2013 was approximately $14.2 million.
Restricted Stock Units
Restricted stock units granted by the Company under the 2004 Plan generally vest over at least a three-year period from the grant date with one-third of restricted stock units vesting on each one-year anniversary. As of December 29, 2013, 2.9 million restricted stock unit awards were outstanding under the 2004 Plan.
The following table summarizes the Company's restricted stock unit activity for each category for the nine months ended December 29, 2013:

	Nine Months Ended December 29, 2013
(shares in thousands)	Shares	Weighted-average grant date fair value per share
Beginning RSUs outstanding	2,591	$6.26
Granted	1,975	7.91
Released	(866)	6.16
Forfeited	(771)	6.92
Ending RSUs outstanding	2,929	$7.23
As of December 29, 2013, restricted stock units vested and expected to vest totaled approximately 2.4 million with a weighted-average remaining contract life of 1.4 years. The aggregate intrinsic value was approximately $24.0 million.
As of December 29, 2013, the unrecognized compensation cost related to restricted stock units granted under the Company’s equity incentive plans was approximately $9.3 million, net of estimated forfeitures, and is expected to be recognized over a weighted-average period of 1.6 years.
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

The following table summarizes the Company's performance stock unit activity for each category for the nine months ended December 29, 2013:

	Nine Months Ended December 29, 2013
(shares in thousands)	Shares	Weighted-average grant date fair value per share
Beginning PSUs outstanding	744	$7.50
Granted	491	8.46
Forfeited	(378)	8.07
Ending PSUs outstanding	857	$7.79
As of December 29, 2013, performance stock units vested and expected to vest totaled approximately 0.7 million with a weighted-average remaining contract life of 1.5 years. The aggregate intrinsic value was approximately $6.6 million.
As of December 29, 2013, the unrecognized compensation cost related to performance stock units granted under the Company’s equity incentive plans was approximately $3.0 million, net of estimated forfeitures, and is expected to be recognized over a weighted-average period of 1.5 years.
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
Activity under the Company's ESPP for the nine months ended December 29, 2013 is summarized in the following table:

(in thousands, except per share amounts)
Number of shares issued	952
Average issuance price	$6.86
Number of shares available at December 29, 2013	5,274

Note 9. Stockholders' Equity
Stock Repurchase Program. On October 22, 2013, the Company's Board increased the Company's share repurchase authorization to $150 million. In the nine months ended December 29, 2013, the Company repurchased 2.0 million shares for $20.4 million dollars. As of December 29, 2013, approximately $129.6 million was available for future purchases under the share repurchase program. In the year ended December 30, 2012, the Company did not repurchase any shares. Share repurchases were recorded as treasury stock and resulted in a reduction of stockholders’ equity.

Note 10. Balance Sheet Detail

(in thousands)	December 29, 2013	March 31, 2013
Inventories, net
Raw materials	$6,619	$7,008
Work-in-process	21,723	24,123
Finished goods	24,990	25,424
Total inventories, net	$53,332	$56,555

Property, plant and equipment, net
Land	$11,771	$11,832
Machinery and equipment	290,839	296,174
Building and leasehold improvements	48,758	48,991
Total property, plant and equipment, gross	351,368	356,997
Less: accumulated depreciation	(279,652)	(282,009)
Total property, plant and equipment, net (1)	$71,716	$74,988

Other accrued liabilities
Short-term portion of supplier obligations (2)	$817	$407
Other (3)	9,829	14,245
Total other accrued liabilities	$10,646	$14,652

Other long-term obligations
Deferred compensation related liabilities	$14,514	$14,615
Other	5,025	7,407
Total other long-term liabilities	$19,539	$22,022
(1) As of December 29, 2013, includes $2.9 million in net fixed assets held for sale associated with the divestiture of IDT’s HSC business. See Note 4 for additional information on this event. As of December 30, 2012, includes $1.3 million in fixed assets held for sale associated with the sale of certain assets of IDT's PCI Express enterprise flash controller business which was completed on July 12, 2013. See Note 5 for additional information on this event.
(2) Supplier obligations represent payments due under various software design tool and technology license agreements.
(3) Other current liabilities consist primarily of acquisition related accrued contingent liabilities, accrued royalties and outside commissions, accrued severance costs and other accrued unbilled expenses.
Note 11. Deferred Income on Shipments to Distributors
Included in the caption “Deferred income on shipments to distributors” on the Condensed Consolidated Balance Sheets are amounts related to shipments to certain distributors for which revenue is not recognized until our product has been sold by the distributor to an end customer. The components of deferred income on shipments to distributors as of December 29, 2013 and March 31, 2013 are as follows:

(in thousands)	December 29, 2013	March 31, 2013
Gross deferred revenue	$16,334	$17,581
Gross deferred costs	(2,960)	(3,042)
Deferred income on shipments to distributors	$13,374	$14,539
The gross deferred revenue represents the gross value of shipments to distributors at the list price billed to the distributor less any price protection credits provided to them in connection with reductions in list price while the products remain in their inventory.  The amount ultimately recognized as revenue will be lower than this amount as a result of ship from stock pricing credits which are issued in connection with the sell through of the Company's products to end customers. Historically, this amount represents on average approximately 28% of the list price billed to the customer.  The gross deferred costs represent the standard costs (which approximate actual costs) of products the Company sells to the distributors.  Although the Company monitors the levels and quality of inventory in the distribution channel, the Company's experience is that products returned from these distributors may be sold to a different distributor or in a different region of the world.  As such, inventory write-downs for products in the distribution channel have not been significant.

Note 12. Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (AOCI) by component, net of tax, for the nine months ended December 29, 2013 consisted of the following:

(in thousands)	Cumulative translation adjustments	Unrealized gain on available-for-sale investments	Pension adjustments	Total
Balance as of March 31, 2013	$1,563	$—	$(77)	$1,486
Other comprehensive income (loss) before reclassifications	407	130	—	537
Amounts reclassified out of AOCI	—	(23)	(4)	(27)
Net current-period other comprehensive income (loss)	407	107	(4)	510
Balance as of December 29, 2013	$1,970	$107	$(81)	$1,996

Comprehensive income components consisted of:

(in thousands)	Nine Months Ended December 29, 2013	Location
Unrealized holding gains (losses) on available-for-sale investments	$(23)	interest and other, net
Amortization of pension benefits prior service credits	(4)	operating expense
Total amounts reclassified out of accumulated other comprehensive income (loss)	$(27)

Note 13. Goodwill and Intangible Assets, Net
Goodwill activity for the nine months ended December 29, 2013 is as follows:

	Reportable Segment
(in thousands)	Communications	Computing and Consumer	Total
Balance as of March 31, 2013	$124,205	$20,719	$144,924
Impairment losses	(2,161)	—	(2,161)
Dispositions	—	(7,323)	(7,323)
Additions	204	—	204
Balance as of December 29, 2013	$122,248	$13,396	$135,644
During the quarter ended December 29, 2013, the Company recorded a $2.2 million goodwill impairment loss associated with its HSC business which was classified as a discontinued operation during the quarter. The impairment loss was included in loss from discontinued operations.
During the quarter ended September 29, 2013, the Company allocated $7.3 million in goodwill to the sale of certain assets of IDT's PCI Express enterprise flash controller business which was completed on July 12, 2013. See Note 5 for additional information on this event.
Goodwill balances as of December 29, 2013 and March 31, 2013 are net of $922.6 million and $920.4 million, respectively, in accumulated impairment losses.

Intangible asset balances as of December 29, 2013 and March 31, 2013 are summarized as follows:

	December 29, 2013
(in thousands)	Gross Assets	Impairment	Accumulated Amortization	Net Assets (1)
Purchased intangible assets:
Existing technology	$241,197	(1,915)	$(211,843)	$27,439
Trademarks	4,411	—	(2,705)	1,706
Customer relationships	131,931	(395)	(130,758)	778
Backlog	1,600	—	(1,600)	—
Non-compete agreements	2,600	(325)	(1,458)	817
Total amortizable purchased intangible assets	381,739	(2,635)	(348,364)	30,740
IPR&D *	2,433	—	—	2,433
Total purchased intangible assets	$384,172	(2,635)	$(348,364)	$33,173

(1) Includes $6.6 million in HSC assets held for sale consisting of $4.8 million existing technology, $1.0 million customer relationships and $0.8 million non-compete agreements.

	March 31, 2013
(in thousands)	Gross Assets	Impairment	Accumulated Amortization	Net Assets
Purchased intangible assets:
Existing technology	$241,197	—	$(203,129)	$38,068
Trademarks	4,411	—	(2,018)	2,393
Customer relationships	131,931	—	(128,107)	3,824
Backlog	1,600	—	(1,509)	91
Non-compete agreements	2,600	—	(807)	1,793
Total amortizable purchased intangible assets	381,739	—	(335,570)	46,169
IPR&D *	2,433	—	—	2,433
Total purchased intangible assets	$384,172	—	$(335,570)	$48,602
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
Amortization expense for the three months ended December 29, 2013 and December 30, 2012 was $4.2 million and $4.7 million, respectively. Amortization expense for the nine months ended December 29, 2013 and December 30, 2012 was $12.8 million and $15.1 million, respectively.
The intangible assets are being amortized over estimated useful lives of twelve months to seven years.
Based on the intangible assets recorded at December 29, 2013, and assuming no subsequent additions to or impairment of the underlying assets, the remaining estimated amortization expense is expected to be as follows (in thousands):

Fiscal Year	Amount
2014 (Remaining 3 months)	$3,322
2015	9,657
2016	6,087
2017	4,712
2018 and thereafter	328
Total amortizable purchased intangible assets	24,106
IPR&D	2,433
Total purchased intangible assets	$26,539

Note 14. Restructuring
The following table shows the provision of the restructuring charges and the liability remaining as of December 29, 2013:

(in thousands)	Total
Balance as of March 31, 2013	$1,662
Provision	5,237
Cash payments	(6,110)
Balance as of December 29, 2013	$789
During the first quarter of fiscal 2014, the Company recorded restructuring charges of $0.4 million and reduced headcount by 15 employees. During the second quarter of fiscal 2014, the Company recorded additional restructuring charges of $4.5 million and further reduced headcount by 90 employees. During the second quarter of fiscal 2014, the Company paid $0.8 million related to these actions. During the third quarter of fiscal 2014, the Company accrued an additional $0.3 million in restructuring charges and paid $3.8 million related to the actions initiated in the previous quarters of fiscal 2014. As of December 29, 2013, the total accrued balance for employee severance costs related to these restructuring actions was $0.8 million. The Company expects to complete these restructuring actions by the first quarter of fiscal 2015.
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
Note 15. Commitments and Contingencies
Warranty
The Company maintains an accrual for obligations it incurs under its standard product warranty program and customer, part, or process specific matters. The Company’s standard warranty period is one year, however in certain instances the warranty period may be extended to as long as two years. Management estimates the fair value of the Company’s warranty liability based on actual past warranty claims experience, its policies regarding customer warranty returns and other estimates about the timing and disposition of product returned under the standard program. Customer, part, or process specific accruals are estimated using a specific identification method. Historical profit and loss impact related to warranty returns activity has been minimal. The total warranty accrual was $0.6 million and $0.2 million as of December 29, 2013 and March 31, 2013, respectively.
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
Note 16. Employee Benefit Plans
401(k) Plan
The Company sponsors a 401(k) retirement matching plan for qualified domestic employees.  The Company recorded expenses of approximately $1.6 million and $1.9 million in matching contributions under the plan during the nine months ended December 29, 2013 and December 30, 2012, respectively.

Deferred Compensation Plans
Effective November 1, 2000, the Company established an unfunded deferred compensation plan to provide benefits to executive officers and other key employees. Under the plan, participants can defer any portion of their salary and bonus compensation into the plan and may choose from a portfolio of funds from which earnings are measured. Participant balances are always 100% vested. As of December 29, 2013 and March 31, 2013, obligations under the plan totaled approximately $14.5 million and $14.6 million, respectively. Additionally, the Company has set aside assets in a separate trust that is invested in corporate owned life insurance intended to substantially fund the liability under the plan. As of December 29, 2013 and March 31, 2013, the deferred compensation plan assets were approximately $16.0 million and $17.0 million, respectively.
During the first quarter of fiscal 2013, the Company assumed a deferred compensation plan associated with the acquisition of Fox. Under this plan, participants in retirement are entitled to receive a fixed amount from the Company on a monthly basis. The Company has purchased life insurance policies with the intention of funding the liability under this plan. As of both December 29, 2013 and March 31, 2013, the deferred compensation plan assets under this plan were approximately $0.7 million. As of both December 29, 2013 and March 31, 2013, the deferred compensation plan liabilities under this plan were approximately $1.6 million.
International Employee Benefit Plans
The Company sponsors defined-benefit pension plans, defined-contribution plans, multi-employer plans and other post-employment benefit plans covering employees in certain of the Company's international locations. As of December 29, 2013, the net liability for all of these international benefit plans totaled $1.5 million.
Note 17. Income Taxes
During three months ended December 29, 2013, the Company recorded an income tax provision of $543 thousand and an income tax provision of $661 thousand in nine months ended December 29, 2013 from continuing operations. The Company recorded an income tax provision of $265 thousand and an income tax provision of $3.8 million in three and nine months ended December 30, 2012 respectively from continuing operations.
The income tax provision recorded in the nine months ended December 29, 2013 was primarily due to the tax on foreign earnings and federal and state tax on U.S. earnings, the reversal of uncertain tax positions resulting from statute lapse, and a discrete tax provision related to its fiscal 2013 income tax return filing. The income tax provision nine months ended December 30, 2012 primarily due to the recognition of a deferred tax asset offset by the recognition of a deferred tax liability due to the acquisition of Fox Enterprises. The increase in the deferred tax liability was a part of the purchase accounting step-up adjustment that was recorded against goodwill while the increase in the deferred tax asset was recorded as a tax benefit.
As of December 29, 2013, the Company was subject to examination in the U.S. federal tax jurisdiction for the fiscal years, 2010-2013. In May 2013, the Internal Revenue Service (IRS) commenced a tax audit for fiscal years beginning 2011 through 2012. Although the final outcome is uncertain, based on currently available information, the Company believes that the ultimate outcome will not have a material adverse effect on its financial position, cash flows or results of operations.
As of December 29, 2013, the Company was subject to examination in various state and foreign jurisdictions for tax years 2007 forward, none of which were individually material.

Note 18. Segment Information
The Chief Operating Decision Maker is the Company’s President and Chief Executive Officer.
Our reportable segments include the following:

•
Communications segment: includes clock and timing solutions, flow-control management devices including Serial RapidIO® switching solutions, multi-port products, telecommunications products, high-speed static random access memory, first in and first out, digital logic, radio frequency, and MEMS Oscillator solutions.

•
Computing and Consumer segment: includes clock generation and distribution products, high-performance server memory interfaces, PCI Express switching solutions, power management solutions, and signal integrity products.

The tables below provide information about these segments:

Revenues by segment	Three Months Ended		Nine Months Ended
(in thousands)	December 29, 2013	December 30, 2012	December 29, 2013	December 30, 2012
Communications	$75,227	$64,722	$215,260	$195,919
Computing and Consumer	49,401	49,555	150,879	180,754
Total revenues	$124,628	$114,277	$366,139	$376,673

Income (loss) by segment from continuing operations	Three Months Ended		Nine Months Ended
(in thousands)	December 29, 2013	December 30, 2012	December 29, 2013	December 30, 2012
Communications	$29,087	$20,337	$73,103	$60,280
Computing and Consumer	(1,688)	(9,842)	(15,083)	(17,875)
Unallocated expenses:
Amortization of intangible assets	(3,322)	(3,361)	(9,965)	(12,242)
Inventory fair market value adjustment	—	—	—	(458)
Gain (loss) from divestitures, net	(3,415)	—	78,934	—
Assets impairment and recoveries	265	(527)	(3,779)	(409)
Amortization of stock-based compensation	(3,169)	(2,636)	(10,309)	(9,241)
Severance, retention and facility closure costs	(406)	(921)	(6,100)	(3,920)
Acquisition-related costs and other	(21)	(2,460)	(729)	(10,129)
Consulting expenses related to stockholder activities	—	—	—	(2,614)
Deferred compensation plan expense (benefit)	70	(87)	65	(431)
Proceeds from life insurance policies	—	—	—	2,313
Interest income and other, net	481	(344)	775	(862)
Income from continuing operations, before income taxes	$17,882	$159	$106,912	$4,412

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

Revenues from unaffiliated customers by geographic area, based on the customers' shipment locations, were as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	December 29, 2013	December 30, 2012	December 29, 2013	December 30, 2012
Asia Pacific	$82,428	$71,657	$233,138	$243,430
Americas (1)	17,087	18,488	54,296	57,532
Japan	11,072	9,982	31,211	32,326
Europe	14,041	14,150	47,494	43,385
Total revenues	$124,628	$114,277	$366,139	$376,673

(1)
The revenues from the customers in the U.S. were $16.9 million and $17.6 million in the three months ended December 29, 2013 and December 30, 2012, respectively. The revenues from the customers in the U.S. were $50.2 million and $54.1 million in the nine months ended December 29, 2013 and December 30, 2012, respectively.

The Company utilizes global and regional distributors around the world, who buy product directly from the Company on behalf of their customers. One distributor, Avnet represented approximately 13% of the Company’s revenues for the nine month period ended December 29, 2013. Two distributors, Maxtek and its affiliates and Uniquest represented approximately 14% and 11%, respectively, of the Company’s revenues for the nine month period ended December 30, 2012.
At December 29, 2013, four distributors represented approximately 15%, 11%, 11% and 10% of the Company’s gross accounts receivable. At March 31, 2013, three distributors represented approximately 15%, 13% and 11% of the Company’s gross accounts receivable.
The Company’s significant operations outside of the United States include a test facility in Malaysia, design centers in Canada and China, and sales subsidiaries in Japan, Asia Pacific and Europe. The Company's property, plant and equipment, net, are summarized below by geographic area:

(in thousands)	December 29, 2013	March 31, 2013
United States	$40,638	$44,651
Canada	4,909	5,188
Malaysia	20,528	21,379
All other countries	5,641	3,770
Total property, plant and equipment, net	$71,716	$74,988

Note 19. Derivative Financial Instruments
As of December 29, 2013 and March 31, 2013, the Company did not have any outstanding foreign currency contracts that were designated as hedges of forecasted cash flows or capital equipment purchases. The Company does not enter into derivative financial instruments for speculative or trading purposes.
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
This discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and accompanying Notes included in this report and the Audited Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended March 31, 2013 filed with the SEC. Operating results for the three and nine months ended December 29, 2013 are not necessarily indicative of operating results for an entire fiscal year.
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
For a discussion of our critical accounting policies, see Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013. We believe that these accounting policies are "critical," as defined by the SEC, in that they are both highly important to the portrayal of our financial condition and results, and they require difficult management judgments, estimates and assumptions about matters that are inherently uncertain. We believe that there have been no significant changes during the nine months ended December 29, 2013 to the items that we disclosed as our critical accounting policies in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013.
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
Acquisition of Alvand Technologies, Inc.
On April 16, 2012, IDT completed the acquisition of Alvand Technologies Inc., a leading analog integrated circuits company specializing in data converters, for total purchase consideration of approximately $23.3 million, of which $20.5 million was paid in cash at closing and $2.8 million was recorded as a liability representing the fair value of contingent cash consideration of up to $4.0 million based upon the achievement of future product development milestones to be completed within 36 months following the acquisition date. Payments will be made on a proportionate basis upon the completion of each milestone. As of June 30, 2013, the fair value of the contingent consideration was re-measured based on a revised product development forecast for the business. As a result, the fair value of the contingent consideration increased to $3.4 million. $0.5 million of the change in the fair value of the contingent consideration was recorded in selling, general and administrative expenses in fiscal 2013 and $0.1 million in the first quarter of fiscal 2014. During the three months ended September 29, 2013, the Company paid Alvand Technologies $1.4 million which decreased the fair value of the remaining contingent consideration to $1.9 million.
Discontinued operations
Divestiture of High-Speed Converter ("HSC") Business. In the third quarter of fiscal 2014, the Company initiated a plan to divest its HSC business. The Company believes that this divestiture will allow it to intensify focus on its analog-intensive mixed-signal, timing and synchronization, and interface and connectivity solutions. The Company intends to fully divest its HSC business within the next twelve months and has classified these assets as held for sale. As of December 29, 2013, the HSC business assets classified as held for sale consisted of $2.9 million in fixed assets and $6.6 million in intangible assets.
The HSC business was included in the Company’s Communications reportable segment. For financial statement purposes, the results of operations for the HSC business have been segregated from those of the continuing operations and are presented in the Company's condensed consolidated financial statements as discontinued operations.
Divestiture of Video Business. On September 26, 2011, we completed the transfer of certain assets related to IDT’s Hollywood Quality Video (HQV) and Frame Rate Conversion (FRC) video processing product lines to Qualcomm pursuant to an Asset Purchase Agreement. The sale of these HQV and FRC video processing assets was intended to allow us to intensify focus on our analog-intensive mixed-signal, timing, and interface and solutions. Upon the closing of the transaction, Qualcomm paid the Company $58.7 million in cash consideration, of which $6.0 million had been withheld in an escrow account for a period of two years and was paid to the Company during the second quarter of fiscal 2014. In the second quarter of fiscal 2012, the Company recorded a gain of $45.9 million related to this divestiture. The Company’s HQV and FRC product lines represented a significant portion of the Company’s video business assets.
On August 1, 2012, we completed the transfer of the remaining assets of our video business to Synaptics for $5.0 million in cash pursuant to an Asset Purchase Agreement. In connection with the divestiture, 47 employees were transferred to Synaptics. In the second quarter of fiscal 2013, we recorded a gain of $0.9 million related to this divestiture.
Divestitures Not Accounted as Discontinued Operations
Sale of Audio Business. On December 18, 2013, Integrated Device Technology, Inc. and Integrated Device Technology (Malaysia) Sdn. Bhd., a wholly-owned subsidiary of IDT (collectively “IDT”), completed the sale of certain assets of its Audio business to Stravelis, Inc. for $200 thousand in cash and up to $1.0 million additional consideration contingent upon future revenues. The Company recorded a loss of $3.4 million on divestiture related to this transaction in the third quarter of fiscal 2014. Prior to the divestiture, the operating results for IDTs Audio business were included in the Company's Computing and Consumer reportable segment.
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

Overview
The following table and discussion provides an overview of our operating results from continuing operations for the three and nine months ended December 29, 2013 and December 30, 2012:

	Three Months Ended		Nine Months Ended
(in thousands, except for percentage)	December 29, 2013	December 30, 2012	December 29, 2013	December 30, 2012
Revenues	$124,628	$114,277	$366,139	$376,673
Gross profit	$74,939	$63,074	$211,822	$210,201
As a % of revenues	60%	55%	58%	56%
Operating income	$20,189	$503	$26,057	$2,962
As a % of revenues	16%	—%	7%	1%
Net income (loss) from continuing operations	$17,339	$(106)	$106,251	$8,180
As a % of revenues	14%	—%	29%	2%

Our revenues increased by $10.4 million, or 9%, to $124.6 million in the quarter ended December 29, 2013 compared to the quarter ended December 30, 2012. The increase was primarily due to increased unit shipments in our Communications segment as we continued to experience increased demand for our Rapid I/O switching solutions products. Gross profit percentage improved primarily due to an improved shipment mix of higher margin products combined with lower charges for excess inventory reserves. Net income from continuing operations was $17.3 million in the third quarter of fiscal 2014 as compared to a net loss of $0.1 million in the third quarter of fiscal 2013. This increase in net income was primarily due to increased revenues and gross margin combined with decreased operating expenses.

Results of Continuing Operations
Revenues

Revenues by segment:	Three Months Ended		Nine Months Ended
(in thousands)	December 29, 2013	December 30, 2012	December 29, 2013	December 30, 2012
Communications	$75,227	$64,722	$215,260	$195,919
Computing and Consumer	49,401	49,555	150,879	180,754
Total revenues	$124,628	$114,277	$366,139	$376,673

Product groups representing greater than 10% of net revenues:	Three Months Ended		Nine Months Ended
As a percentage of net revenues	December 29, 2013	December 30, 2012	December 29, 2013	December 30, 2012
Communications:
Communications timing products	23%	25%	24%	24%
Serial RapidIO products	17%	9%	15%	9%
All others less than 10% individually	20%	23%	20%	19%
Total communications	60%	57%	59%	52%

Computing and Consumer:
Consumer and computing timing products	18%	18%	18%	20%
Memory interface products	16%	12%	16%	17%
All others less than 10% individually	6%	13%	7%	11%
Total computing and consumer	40%	43%	41%	48%

Total	100%	100%	100%	100%

Communications Segment
Revenues in our Communications segment increased $10.5 million, or 16%, to $75.2 million in the quarter ended December 29, 2013 as compared to the quarter ended December 30, 2012, This increase was primarily due to a $11.2 million increase in shipments of our Rapid I/O switching solutions products combined with $0.8 million increase in Radio Frequency product revenues, offset in part by lower revenue from legacy products.
Revenues in our Communications segment increased $19.3 million, or 10%, to $215.3 million in the nine months ended December 29, 2013 as compared to the nine months ended December 30, 2012, This increase was primarily due to a $24.4 million increase in shipments of our Rapid I/O switching solutions products combined with $1.7 million increase in Radio Frequency product revenues, offset in part by lower revenue from legacy products.
Computing and Consumer Segment
Revenues in our Computing and Consumer segment decreased $0.2 million, to $49.4 million in the quarter ended December 29, 2013 as compared to the quarter ended December 30, 2012. We experienced a general decrease in overall demand for most product lines within this market segment when compared to the third quarter of fiscal 2013. These decreases were offset in part by a $6.2 million increase in DDR3 product shipments.
Revenues in our Computing and Consumer segment decreased $29.9 million, or 17%, to $150.9 million in the nine months ended December 29, 2013 as compared to the nine months ended December 30, 2012. We experienced a general decrease in overall demand for most product lines within this market segment when compared to fiscal 2013.
Revenues by Region
Revenues in the quarter ended December 29, 2013 increased primarily in APAC (Asia Pacific region excluding Japan), which was offset by decreases in Europe as compared to the quarter ended December 30, 2012. Revenues in APAC, the Americas,

Japan and Europe accounted for 66%, 14%, 9% and 11%, respectively, of consolidated revenues in the quarter ended December 29, 2013 compared to 63%, 16%, 9% and 12% of our consolidated revenues in the quarter ended December 30, 2012.  The Asia Pacific region continues to be our strongest region, as many of our largest customers utilize manufacturers in that region.
For the nine months ended December 29, 2013, revenue decreased in APAC (excluding Japan), Europe and the Americas as compared to the nine months ended December 30, 2012. For the nine months ended December 29, 2013, revenues in APAC region, Americas, Japan and Europe accounted for 64%, 15%, 8% and 13% of consolidated revenues as compared to 65%, 15%, 9% and 11%, respectively, for the first nine months of fiscal 2013.

Gross Profit

	Three Months Ended		Nine Months Ended
	December 29, 2013	December 30, 2012	December 29, 2013	December 30, 2012
Gross Profit (in thousands)	$74,939	$63,074	$211,822	$210,201
Gross Profit Percentage	60.1%	55.2%	57.9%	55.8%

Gross profit increased $11.9 million in the quarter ended December 29, 2013 compared to the quarter ended December 30, 2012 as a result of increased revenues combined with a higher gross margin percentage. Gross profit as a percentage of revenues increased 4.9% in the quarter ended December 29, 2013 compared to the quarter ended December 30, 2012. Gross profit percentage improved primarily due to an improved shipment mix of higher margin products combined with decreased charges for excess inventory reserves. As of December 29, 2013, the balance of inventory buffer stock which was built in anticipation of the transition of wafer fabrication activities to third party foundries, which was completed in the fourth quarter of fiscal 2012, totaled approximately $2.6 million.
Gross profit increased $1.6 million in the nine months ended December 29, 2013 compared to the nine months ended December 30, 2012 due to a higher gross margin percentage, offset in part by decreased revenues. Gross profit as a percentage of revenues increased 2.1% in the nine months ended December 29, 2013 compared to the nine months ended December 30, 2012, primarily due to an improved shipment mix of higher margin products combined with decreased amortization of intangible assets.
Operating Expenses
The following table presents our operating expenses for the three and nine months ended December 29, 2013 and December 30, 2012:

	Three Months Ended				Nine Months Ended
	December 29, 2013		December 30, 2012		December 29, 2013		December 30, 2012
(in thousands, except for percentages)	Dollar Amount	% of Net Revenues	Dollar Amount	% of Net Revenues	Dollar Amount	% of Net Revenues	Dollar Amount	% of Net Revenues
Research and development	$31,063	25%	$36,700	32%	$107,939	29%	$117,375	31%
Selling, general and administrative	$23,687	19%	$25,871	23%	$77,826	21%	$89,864	24%

Research and Development (R&D)
R&D expense decreased $5.6 million, or 15.4%, to $31.1 million in the quarter ended December 29, 2013 compared to the quarter ended December 30, 2012. The decrease was primarily due to a $7.2 million decrease in R&D labor and benefits related costs driven by lower headcount, combined with a $1.4 million decrease in R&D materials and outside services which were offset in part by a $2.3 million increase in accrued employee bonus expense.

R&D expense decreased $9.4 million, or 8%, to $107.9 million in the nine months ended December 29, 2013 compared to the nine months ended December 30, 2012. The decrease was primarily due to $8.8 million decrease in R&D labor and benefits related costs driven by lower headcount, combined with a $3.3 million decrease in R&D materials and outside services which were offset in part by a $2.1 million increase in accrued employee bonus expense.
Selling, General and Administrative (SG&A)
SG&A expense decreased $2.2 million, or 9%, to $23.7 million in the quarter ended December 29, 2013 as compared to the quarter ended December 30, 2012.  The decrease was primarily the result of an approximately $2.4 million decrease in acquisition related legal, consulting, and other fees related to the proposed acquisition of PLX. In addition, SG&A headcount related expenses decreased by $1.4 million which was offset by a $1.2 million increase in accrued employee bonus expense.
SG&A expense decreased $12.0 million, or 13%, to $77.8 million in the nine months ended December 29, 2013 as compared to the nine months ended December 30, 2012.  The decrease was primarily the result of an approximately $8.3 million decrease in acquisition related legal, consulting, and other fees incurred in connection with the proposed acquisition of PLX, Fox Enterprises and a $2.6 million reduction in consulting fees incurred during the first half of fiscal 2013 in response to activities and inquiries of Starboard Value LP. In addition, SG&A headcount related expenses decreased by $3.8 million which was offset by a $1.4 million increase in accrued employee bonus expense.
Interest Income and Other, Net
The components of interest income and other, net are summarized as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	December 29, 2013	December 30, 2012	December 29, 2013	December 30, 2012
Interest income	$419	$117	$501	$203
Interest expense	(5)	(418)	(12)	(814)
Other income (expense), net	694	(43)	1,432	2,061
Interest income and other, net	$1,108	$(344)	$1,921	$1,450

Interest income is derived from earnings on our cash and short-term investments. Interest expense is primarily due to charges associated with the credit facility with Bank of America which was terminated in the fourth quarter of fiscal 2013.  Other income (expense), net primarily consists of gains or losses in the value of deferred compensation plan assets, foreign currency gains or losses and other non-operating gains or losses. The decrease in other income in the nine months ended December 29, 2013 as compared to the same period in the prior year was primarily attributable to death benefit proceeds received in fiscal 2013 under life insurance policies purchased with the intention of funding deferred compensation plan liabilities.
Income Tax Expense (Benefit)
During three months ended December 29, 2013, the Company recorded an income tax expense of $543 thousand and an income tax expense of $661 thousand in nine months ended December 29, 2013 from continuing operations. The Company recorded an income tax provision of $265 thousand and an income tax provision of $3.8 million in three and nine months ended December 30, 2012 respectively from continuing operations.
The income tax provision recorded in the nine months ended December 29, 2013 was primarily due to the tax on foreign earnings and federal and state tax on U.S. earnings, the reversal of uncertain tax positions resulting from statute lapse, and a discrete tax provision related to its fiscal 2013 income tax return filing. The income tax provision nine months ended December 30, 2012 primarily due to the recognition of a deferred tax asset offset by the recognition of a deferred tax liability due to the acquisition of Fox Enterprises. The increase in the deferred tax liability was a part of the purchase accounting step-up adjustment that was recorded against goodwill while the increase in the deferred tax asset was recorded as a tax benefit.

Liquidity and Capital Resources
Our cash and cash equivalents and short-term investments were $438.3 million at December 29, 2013, an increase of $141.1 million compared to March 31, 2013.
We had no outstanding debt at December 29, 2013 and March 31, 2013.

Cash Flows from Operating Activities
Net cash provided by operating activities totaled $48.3 million in the nine months ended December 29, 2013 compared to $36.0 million in the nine months ended December 30, 2012. Cash provided by operating activities in the nine months ended December 29, 2013 consisted of our net income of $88.3 million, adjusted to add back depreciation, amortization, and other non-cash items which totaled $44.2 million less net gain on divestitures of $78.9 million; and cash used by working capital requirements. In the nine months ended December 29, 2013, excluding the effects of non-cash activities, cash used by working capital requirements was $5.3 million and consisted primarily of a $3.7 million increase in accounts receivable due to an increase in revenues as compared to the fourth quarter of fiscal 2013, a $2.7 million decrease in accounts payables, a $1.2 million decrease in deferred income, a $1.0 million decrease in accrued liabilities, a $0.9 million decrease in income taxes payable, and a $0.8 million increase in inventories. These working capital uses were offset in part by cash provided from a $4.8 million decrease in prepaid and other assets.
In the nine months ended December 30, 2012, net cash provided by operating activities totaled $36.0 and consisted of our net loss of $9.5 million, as adjusted to add back depreciation, amortization, and other non-cash items totaling $34.5 million; and cash provided by working capital requirements primarily related to increases and decreases in assets and liabilities. In the nine months ended December 30, 2012, excluding the effects of acquisitions, inventory decreased by $13.3 million primarily due to shipments exceeding inventory build and $1.3 million in inventory sold to Synaptics. Prepaid and other assets decreased by $6.3 million. Accounts payable and accrued liabilities decreased by $8.9 million primarily due to reduced outside subcontract manufacturing activities combined with the payout of retention bonus accrued in association with the sale of our video business.
Cash Flows Used in Investing Activities
Net cash used by investing activities in the nine months ended December 29, 2013 was $80.3 million compared to cash used of $69.9 million in the nine months ended December 30, 2012.  Net cash used by investing activities in the nine months ended December 29, 2013 was primarily due to the use of $168.1 million for the net purchase of short-term investments and $14.5 million of expenditures to purchase capital equipment offset by $96.1 million of proceeds from divestiture of PCIe Enterprise Flash Controller Business and $6.0 million of proceeds from HQV and FRC divestitures received from an escrow account during the second quarter of fiscal 2014.
In the nine months ended December 30, 2012, net cash used by investing activities was $69.9 million and was primarily due to $68.3 million paid for the acquisitions of Fox Enterprises, Alvand Technologies and NXP B.V. data converter business, $7.8 million paid to escrow in association with the acquisitions, $22.0 million of expenditures to purchase capital equipment partially offset by net proceeds of $23.3 million from the net sale of short-term investments and $5.0 million of proceeds from sale of video processing business assets to Synaptics.
Cash Flows from Financing Activities
Net cash provided by financing activities was $5.4 million in the nine months ended December 29, 2013 as compared to net cash provided by financing activities of $10.9 million in the nine months ended December 30, 2012. Cash provided by financing activities in the nine months ended December 29, 2013, was primarily due to proceeds of approximately $30.9 million from the exercise of employee stock options and the issuance of stock under our employee stock purchase plan which was offset in part by $20.4 million in stock buy back purchases and a $5.1 million payout of the contingent consideration associated with the acquisition of Fox Enterprises, Inc. and Alvand Technologies, Inc.
In the nine months ended December 30, 2012, net cash provided by financing activities was $10.9 million and was primarily due to proceeds of approximately $10.8 million from the exercise of employee stock options and the issuance of stock under our employee stock purchase plan.
We anticipate capital expenditures of approximately $20 million to $30 million during the next 12 months to be financed through cash generated from operations and existing cash and investments.
In addition, as much of our revenues are generated outside the U.S., a significant portion of our cash and investment portfolio accumulates in the foreign countries in which we operate. At December 29, 2013, we had cash, cash equivalents and investments of approximately $301.2 million invested overseas in accounts belonging to various IDT foreign operating entities. While these amounts are primarily invested in U.S. dollars, a portion is held in foreign currencies, and all offshore balances are exposed to local political, banking, currency control and other risks. In addition, these amounts may be subject to tax and other transfer restrictions.
We believe that existing cash and investment balances, together with cash flows from operations, will be sufficient to meet our working capital and capital expenditure needs through at least the next 12 months. We may choose to investigate other financing alternatives to supplement U.S. liquidity; however, we cannot be certain that additional financing will be available on satisfactory terms.

Off-Balance Sheet Arrangements
As of December 29, 2013, we did not have any off-balance sheet arrangements, as defined under SEC Regulation S-K Item 303(a)(4)(ii).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our interest rate risk relates primarily to our short-term investments of $333.7 million and $166.3 million as of December 29, 2013 and March 31, 2013, respectively.  By policy, we limit our exposure to long-term investments and mitigate the credit risk through diversification and adherence to a policy requiring the purchase of highly rated securities. As of December 29, 2013 and March 31, 2013, the Company’s cash, cash equivalents and investment portfolio was concentrated in securities with same day liquidity and at the end of the second quarter of fiscal 2014, a substantial majority of securities in our investment portfolio had maturities of less than two years. A hypothetical 10% change in interest rates would not have a material effect on the value of our investment portfolio as of December 29, 2013.  We do not currently use derivative financial instruments in our investment portfolio.
At December 29, 2013 and March 31, 2013, we had no outstanding debt.
We are exposed to foreign currency exchange rate risk as a result of international sales, assets and liabilities of foreign subsidiaries, local operating expenses of our foreign entities and capital purchases denominated in foreign currencies.  We may use derivative financial instruments to help manage our foreign currency exchange exposures.  We do not enter into derivatives for speculative or trading purposes. We have foreign exchange facilities used for hedging arrangements with banks that allow the Company to enter into foreign exchange contracts totaling approximately $20.0 million, all of which was available at December 29, 2013. We performed a sensitivity analysis as of December 29, 2013 and March 31, 2013 and determined that, without hedging the exposure, a 10% change in the value of the U.S. dollar would result in an approximate 0.4% impact on gross profit margin percentage, as we operate a manufacturing testing facility in Malaysia, and an approximate 1.4% impact to operating expenses (as a percentage of revenue), as we operate sales offices in Japan and throughout Europe and design centers in the U.S., China, and Canada.  At December 29, 2013 and March 31, 2013, we had no outstanding foreign exchange contracts.
We did not have any currency exposure related to any outstanding capital purchases as of December 29, 2013 and March 31, 2013.

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
At December 29, 2013, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure control and procedures were effective at a reasonable assurance level. There have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.
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
The Company is also party to various other legal proceedings and claims arising in the normal course of business. As of December 29, 2013, the Company has not recorded any accrual for contingent liabilities associated with its legal proceedings based on the belief that liabilities, while possible, are not probable. Further, probable ranges of losses in these matters cannot be reasonably estimated at this time. Generally, litigation is subject to inherent uncertainties, and no assurance can be given that the Company will prevail in any particular lawsuit. Accordingly, pending lawsuits, as well as potential future litigation with other companies, could result in substantial costs and diversion of resources and could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
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
International operations add increased volatility to our operating results.
A substantial percentage of our total revenues are derived from international sales, as summarized below:

(percentage of total revenues)	First Nine Months of Fiscal 2014	Fiscal 2013
APAC	64%	64%
Americas	15%	16%
Japan	8%	8%
Europe	13%	12%
Total	100%	100%
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
Contract pricing for raw materials and equipment used in the fabrication and assembly processes, as well as for foundry and subcontract assembly services, may also be affected by currency controls, exchange rate fluctuations and currency devaluations. We sometimes hedge currency risk for currencies that are highly liquid and freely quoted, but may not enter into hedge contracts for currencies with limited trading volume. In addition, as much of our revenues are generated outside the United States, a significant portion of our cash and investment portfolio accumulates in the foreign countries in which we operate. On December 29, 2013, we had cash, cash equivalents and investments of approximately $301 million invested overseas in accounts belonging to our foreign subsidiaries. While these amounts are primarily invested in U.S. dollars, a portion is held in foreign currencies, and all offshore balances are exposed to local political, banking, currency control and other risks. In addition, these amounts may be subject to tax and other transfer restrictions.
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
Over the past several years, we have made several acquisitions. As a result of these acquisitions, we had $135.6 million of goodwill and $33.2 million of intangible assets on our balance sheet as of December 29, 2013. In determining fair value, we consider various factors, including our market capitalization, forecasted revenue and costs, risk-adjusted discount rates, future economic and market conditions, determination of appropriate market comparables and expected periods over which our assets will be utilized and other variables. If our assumptions regarding forecasted cash flow, revenue and margin growth rates of certain long-lived asset groups and reporting units are not achieved, an impairment review may be triggered for the remaining balance of goodwill and long-lived assets prior to the next annual review in the fourth quarter of fiscal 2014, which could result in material charges that could impact our operating results and financial position.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Stock Repurchase Program. On October 22, 2013, the Company's Board increased the Company's share repurchase authorization to $150 million. In the nine months ended December 29, 2013 the company repurchased 2.0 million shares for 20.4 million dollars. As of December 29, 2013, approximately $129.6 million was available for future purchases under the share repurchase program. In the year ended December 30, 2012, the Company did not repurchase any shares. Share repurchases were recorded as treasury stock and resulted in a reduction of stockholders’ equity.

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

3.3	Amended and Restated Bylaws of the Company, as amended and restated. Incorporated by reference to Exhibit 3.3 to Form 10-Q filed on November 6, 2013.
10.1*
Separation Agreement, dated August 26, 2013, by and between Theodore L. Tewksbury, III, and Integrated Device Technology, Inc. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 27, 2013.

10.2*	Offer Letter between the Company and Jeffrey S. McCreary, entered into on September 12, 2013. Incorporated by reference to Exhibit 10.2 to Form 10-Q filed on November 6, 2013.
31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

INTEGRATED DEVICE TECHNOLOGY, INC. Registrant
	By:	/s/ GREGORY L. WATERS
February 7, 2014		Gregory L. Waters President and Chief Executive Officer

/s/ BRIAN C. WHITE
February 7, 2014		Brian C. White Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)