Form 10-K
period 2014-03-30
INTEGRATED DEVICE TECHNOLOGY INC
filed 2014-05-28
CIK 703361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-K
______________________________
(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 30, 2014
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
☒  Large accelerated filer                     ☐   Accelerated filer                   ☐  Non-accelerated filer               ☐ Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $1,059 million, computed by reference to the last sales price of $9.39 as reported by The NASDAQ Stock Market LLC, as of the last business day of the registrant’s most recently completed second fiscal quarter, September 29, 2013. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of outstanding shares of the registrant's Common Stock, $.001 par value, as of May 23, 2014 was approximately 149,293,619.
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
ITEM 1. BUSINESS
We develop a broad range of low-power, high-performance mixed-signal semiconductor solutions that optimize our customers’ applications in key markets. In addition to our market-leading timing products, we offer semiconductors targeting communications infrastructure - both wired and wireless - high-performance computing and power management. These products are used for next-generation development in areas such as 4G infrastructure, network communications, cloud data centers and power management for computing and mobile devices.
Our top talent and technology paired with an innovative product-development philosophy allows us to solve complex customer problems when designing communications, computing and consumer applications. Through system-level analog and digital innovation, we consistently deliver extraordinary value to our customers.
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
Available Information
We electronically file our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Exchange Act with the SEC. The public may read or copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.   You may obtain a free copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed with or furnished to the SEC on our website at http://www.IDT.com, by contacting the Investor Relations Department at our corporate offices by calling (408) 284-8200 or by sending an e-mail message to ir@IDT.com. The information on our website is not part of this Annual Report on Form 10-K.
Products and Markets
We design, develop, manufacture and market a broad range of semiconductor solutions for the advanced communications, computing and consumer industries.
We measure our business based on two reportable segments: the Communications segment and the Computing and Consumer segment. In fiscal 2014, the Communications segment and the Computing and Consumer segment accounted for approximately

60% and 40%, respectively, of our revenues from continuing operations of $484.8 million. In fiscal 2013, the Communications segment and the Computing and Consumer segment accounted for approximately 53% and 47%, respectively, of our revenues from continuing operations of $484.5 million. In fiscal 2012, the Communications segment and the Computing and Consumer segment accounted for approximately 47% and 53%, respectively, of our revenues from continuing operations of $526.7 million. For further information, see “Note 18 - Segment Information” in Part II, Item 8 of this Form 10-K.
By leveraging our products and markets, we deliver high value to our customers’ applications through system-level analog and digital innovations.
Communications Segment
The Communications segment includes clock and timing solutions, flow-control management devices including Serial RapidIO® switching solutions, and radio frequency (RF) and MEMS oscillator products.

Communications Timing Products: We are the leading provider of silicon timing solutions, offering a complete portfolio of products for clock generation, distribution, recovery and jitter attenuation to serve performance-oriented applications. Created for networking, wireless infrastructure, wireline communications, advanced computing, and enterprise storage applications, our communications clocks include high-performance and high-reliability frequency generation and clock distribution products enabling advanced clock-tree development, clock synthesizers optimized for the latest processors and SOCs, FemtoClock® ultra-low jitter clock sources, jitter attenuation and frequency translation PLLs, RF timing products, and solutions for Synchronous Ethernet and IEEE-1588.

Serial RapidIO Solutions: Our extensive line of high-performance, low-power, low-latency RapidIO switches are ideal for peer-to-peer multiprocessor embedded systems up to 6.25 Gbaud per serial link. IDT's RapidIO switches are low power, low latency with industry-leading interoperability, configurability, and power per port. Today, IDT is shipping five generations of RapidIO switches in wireless, video, military, and industrial applications supporting both the RapidIO 1.3 and 2.1 standards. RapidIO switches are the backbone of 3G and 4G wireless base stations for chip-to-chip, board-to-board and chassis-to-chassis links including secure encryption/decryption of the S-RIO protocol for out-of-the-box cabling.

RF Products: We offer high-performance and full-featured RF signal path products to complement our clocks and timing, RapidIO, and other industry-leading devices from our rich communications portfolio.  Our comprehensive portfolio of performance-leading products includes radio frequency (RF) to intermediate frequency (IF) mixers, intermediate frequency (IF) variable gain amplifiers (VGA), digital step attenuators (DSA), digital pre-distortion (DPD) demodulators, IF modulators, and RF switches.

MEMS Oscillators: MEMS oscillator technology is transforming the frequency control market. We offer an extensive portfolio of MEMS oscillators to meet the requirements of various applications. The three main product families are: standard MEMS oscillators with <1ps of phase jitter for general purpose applications, enhanced MEMS oscillators with multiple outputs and frequencies on a single chip to simplify the bill of materials, and performance MEMS oscillators with ultra-low jitter and frequency margining capability for 10GbE and other high-performance applications.

Legacy Memory and Logic Products: We offer a comprehensive portfolio of memory and logic products used in a broad array of applications. Our portfolio of multi-port memory products consists of more than 150 types of asynchronous and synchronous dual-ports, tri-ports, four-ports and bank-switchable dual-ports. We produce a broad line of high-speed, industry-standard SRAMs that are used in communications and other markets, with products ranging from 16-Kbit to 18-Mbit densities in synchronous and asynchronous architectures. We provide more than 350 synchronous, asynchronous and bi-directional FIFO products that address complex issues associated with high-performance networking applications. And our digital logic products include fast CMOS TTL-compatible, low-voltage CMOS and advanced low-voltage CMOS, including a broad range of high-performance, 3.3-volt CMOS logic products.
Computing and Consumer Segment
The Computing and Consumer Segment includes clock generation and distribution products, high-performance server memory interfaces, PCI Express® switching solutions, power management solutions and signal integrity products.

Consumer and Computing Timing Products: Our timing products consist of custom and off-the-shelf solutions optimized for digital consumer and computing applications. Products include programmable timing devices that address in-system programming and test, clock redundancy and I/O translation. By directly enhancing design flexibility, portability and reliability, these products also reduce inventory and test costs. Our other consumer clocks include zero-delay buffers, clock synthesizers, voltage-controlled crystal oscillators and spread-spectrum clock generators.

We offer the industry’s largest portfolio of computing timing products for all generations of motherboards. Our computing timing solutions offer a unique combination of features and high performance, enabling leading-edge technologies, such as PCI Express, as well as registered and load-reduced dual in-line memory modules (LRDIMMs). In addition, we provide customized clock solutions, offering optimized feature sets to meet the needs of specific motherboards.

Memory Interface Products: The broad range of our products for DIMMs and LRDIMMs is a direct result of our significant experience in timing, high-speed serial interface and logic technologies. We offer register and PLL chipsets to meet the latest memory speed needs of server and workstation devices, including Single Data Rate (SDR), Double Data Rate (DDR), DDR2, DDR3, and DDR4 memory technology.

PCI Express Switching Solutions: Our family of PCI Express switching solutions is aimed at high-performance server, storage, embedded and communications applications. Moreover, we offer customers a complete integrated hardware/software development kit that includes evaluation boards, software drivers and a graphical user interface that enables complete system configuration and optimization. Our PCIe Gen1, Gen2 and Gen3 devices are optimized for I/O expansion system interconnects and inter-domain communications.

Power Management Solutions: Our power management portfolio includes the industry's first true single-chip Qi-certified wireless power transmitter and Qi-compliant wireless power receiver ICs, as well as a dual-mode single-chip wireless power receiver that supports both the Wireless Power Consortium (WPC) Qi and the Power Matters Alliance (PMA) standards. We offer an expanding selection of power management integrated circuits (PMICs), including a chip with a distributed power unit (DPU) and the industry's first embedded mixed-signal platform Intelligent System Power Solution.

We are a leader in wireless power transmitter and receiver solutions for battery charging applications, with proven expertise in developing solutions for both magnetic induction and magnetic resonance technologies. Addressing all major standards and technologies, our highly integrated and innovative transmitter ICs are designed for use in wireless charging stations in homes, offices, libraries, stores, public waiting areas, airports and airplane seats. Our receiver ICs are targeted for use in portable devices and accessories. We participate in all major industry associations and ecosystems, including the WPC, PMA and Alliance for Wireless Power (A4WP).

Signal Integrity Products: Computing and storage applications face increasing signal integrity challenges as data rates continuously rise. The high-speed I/O used in today’s systems make cost-effective and reliable PCB design complicated. Our signal integrity products condition signals and help alleviate constraints in computing, storage and communications applications.
Sales Channels
We sell our semiconductor products through three channels: direct sales to OEMs and EMS providers, consignment sales to OEMs and EMSs, and sales through distributors.  Direct sales are managed mainly through our internal sales force and independent sales representatives.  Revenue is recognized on direct sales based on the relevant shipping terms.  During fiscal 2014, direct sales accounted for approximately 16% of our total worldwide revenues.
Consignment sales relate to areas where we have established hubs at or near key customers to allow them quick access to our products.  We retain ownership of the product at consignment locations until the product is pulled by the customer.  Consignment sales are managed by our internal sales team and accounted for approximately 20% of our total worldwide revenues in fiscal 2014.
The majority of our sales are through distributors. In general, distributors who serve our customers worldwide and distributors who serve our customers in the U.S. and Europe, have rights to price protection, ship from stock pricing credits and stock rotations.  Due to the uncertainty of the amount of the credits related to these programs, revenue is not recognized until the product has been sold by the distributor to an end customer. Distributors serving only the Asia Pacific region, excluding Japan (APAC) and Japan distributors have limited stock rotation and little or no price protection rights. Revenue is recognized upon shipment to these distributors as we are able to reasonably estimate the amount of pricing adjustments and stock rotation returns.  Revenue recognized on a sell through basis through distribution represented approximately 20% of our total worldwide revenues in fiscal 2014, while revenue through distribution recognized upon shipment represented 44% of our total worldwide revenues in the same period.
Sales through one distributor accounted for 10% or more of our total revenues in fiscal 2014 and sales through three distributors accounted for 10% or more of our total revenues in fiscal 2013 and 2012. Sales through a worldwide distributor, Avnet, represented approximately 12%, 10% and 11% of our total revenues in fiscal 2014, 2013 and 2012, respectively. Sales through another distributor, Maxtek and its affiliates, represented approximately 13% and 15% of our total revenues in fiscal 2013 and 2012, respectively and sales through another distributor, Uniquest, represented approximately 10%, of our total revenues in fiscal 2013 and 2012.  No other distributor or single direct or consignment customer represented 10% or more of our total revenues in fiscal 2014, 2013 and 2012.

Customers
We market our products on a worldwide basis, primarily to OEMs who, in turn, incorporate our products into the customers’ products marketed under their brands. We work closely with our OEM customers to design and integrate current and next generation products to meet the requirements of end users.  Many of our end customer OEMs have outsourced their manufacturing to a concentrated group of global EMSs and original design manufacturers (ODMs), who then buy product directly from us or through our distributors on behalf of the OEM. These EMSs and ODMs have achieved greater autonomy in design win, product qualification and product purchasing decisions, especially for commodity products. No direct OEM customer accounted for 10% or more of our total revenues in fiscal 2014, 2013 and 2012.
Manufacturing
We currently use third-party foundries that are primarily located in the APAC region to manufacture our products. In fiscal 2012, we manufactured wafers at our Oregon wafer fabrication facility which produced 200mm (8-inch) wafers ranging from 0.6-micron to 0.12-micron process technologies. In the fourth quarter of fiscal 2012, we completed the transition of wafer fabrication activities from our facility to third-party foundries. In addition, during the fourth quarter of fiscal 2012, we completed the sale of this facility to Alpha and Omega Semiconductor Limited. We assemble or package products at several different subcontractors in the APAC region.  Utilizing several different subcontractors located in different countries enables us to negotiate lower prices and limits the risk associated with production concentration in one country or company.  The criteria used to select assembly subcontractors include, but are not limited to, cost, quality, delivery, and subcontractor financial stability. We perform a vast majority of our test operations at our test facility located in Malaysia.  A relatively small amount of test operations are also performed at third-party subcontractors in the APAC region.
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
Research and Development
Our research and development efforts emphasize the development and design of proprietary, differentiated, high-performance, low-power analog and mixed-signal semiconductor products. We believe that a sustained level of investment in research and development is necessary to maintain our competitive position. We operate research and development centers in Irvine and San Jose, California; Tempe, Arizona; Fort Meyers, Florida; Duluth, Georgia; Westford, Massachusetts; Cary, North Carolina; Smithfield, Rhode Island; Ottawa, Canada and Shanghai, China. Research and development expenses, as a percentage of revenues, were approximately 29%, 33% and 30% in fiscal 2014, 2013 and 2012, respectively.
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

Our competitive strategy is to use our applications expertise to develop a deep understanding of customers’ systems and to use our unique combination of analog and digital technologies to develop complete product portfolios that solve our customers’ whole problem.  We differentiate our products through innovative configurations, proprietary features, high performance, and breadth of offerings. Our ability to compete successfully and to expand our business will depend on a number of factors, including but not limited to:

▪	Performance, feature, quality and price of our products;

▪	Timing and success of new product introductions by us, our customers and our competitors;

▪	Quality of technical service and support and brand awareness;

▪	Cost effectiveness of our design, development, manufacturing and marketing efforts; and

▪	Global economic conditions.
We compete with product offerings from numerous companies, including Analog Devices, Inc.; Cypress Semiconductor Corporation; Inphi Corporation; Linear Technology Corporation; Maxim Integrated Products, Inc.; Micrel Incorporated; Montage Technology; On Semiconductor Corporation; Pericom Semiconductor Corporation; PLX Technology Inc.; Realtek Semiconductor Corporation; Silicon Laboratories Inc.; SiTime Corporation; Skyworks Solutions Inc.; and Texas Instruments Inc.
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
In recent years, there has been a growing trend of companies resorting to litigation to protect their semiconductor technology from unauthorized use by others. We have been involved in patent litigation, which has adversely affected our operating results. Although we have obtained patent licenses from certain semiconductor manufacturers, we do not have licenses from a number of semiconductor manufacturers with broad patent portfolios.  While we are not knowingly infringing on any of their patents, these semiconductor manufacturers may resort to litigation or other means in an effort to allege infringement and force us to obtain licenses to their patents.  Our success will depend in part on our ability to obtain necessary intellectual property rights and protect our intellectual property rights.  While we have filed patent applications, we cannot be certain that these applications will issue into patents or that we will be able to obtain the patent coverage and other intellectual property rights necessary to protect our technology.  Further, we cannot be certain that once granted, the intellectual property rights covered by such patents will not be challenged by other parties.
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
Employees
As of March 30, 2014, we had approximately 1,484 employees worldwide, with approximately 579 employees located in the United States.  Our future success depends in part on our ability to attract and retain qualified personnel, particularly engineers, who are often in great demand. We have implemented policies enabling our employees to share in our success, including stock option, restricted stock unit, stock purchase and incentive bonus plans. We have never had a work stoppage related to labor issues.  With the exception of 53 employees in France, none of our employees are currently represented by a collective bargaining agreement.

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
Adverse changes in global economic business conditions may negatively affect customer demand for our products. Continuing concerns about the impact of geopolitical issues, the availability and cost of credit, the debt crises in Europe, low business and consumer confidence, high unemployment and high energy costs, have contributed to substantial volatility in global capital markets and uncertain demand for the semiconductor industry and our products. If economic conditions are not sustained or begin to deteriorate, or if we are unable to timely adapt to changes in macroeconomic conditions, our business, financial condition and results of operations may be adversely affected.
The cyclicality of the semiconductor industry exacerbates the volatility of our operating results.
The semiconductor industry is highly cyclical and has experienced significant downturns, often in connection with product cycles of both semiconductor companies and their customers, but also related to declines in general economic conditions. These downturns have been characterized by volatile customer demand, high inventory levels and accelerated erosion of average selling prices. Any future economic downturns could materially and adversely affect our business from one period to the next relative to demand and product pricing. In addition, the semiconductor industry may experience periods of increased demand, during which we may experience internal and external manufacturing constraints. We may also experience substantial changes in future operating results due to the cyclical nature of the semiconductor industry.
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
We are dependent on third-party subcontractors for all of our assembly operations. We are also dependent on third-party outside foundries for the manufacture of our silicon wafers. Our increased reliance on subcontractors and third-party foundries for our current products increases certain risks because we will have less control over manufacturing quality and delivery schedules, maintenance of sufficient capacity to meet our orders and maintaining the manufacturing processes we require. During the fourth quarter of fiscal 2012, we completed the transfer of our internal wafer fabrication production to outside foundries. Due to production lead times and potential capacity constraints, any failure on our part to adequately forecast the mix of product demand and resulting foundry and subcontractor requirements could adversely affect our operating results. In addition, we cannot be certain that these foundries and subcontractors will continue to manufacture, assemble, package and test products for us on acceptable economic and quality terms, or at all, and it may be difficult for us to find alternatives in a timely and cost-effective manner if they do not do so.
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
Our future financial performance and success are largely dependent on our ability to execute our business strategy successfully. Our present business strategy to be a leading provider of essential mixed signal semiconductor solutions will be affected, without limitation, by: (1) our ability to continue to aggressively manage, maintain and refine our product portfolio including focus on the development and growth of new applications; (2) our ability to continue to maintain existing customers, aggressively pursue and win new customers; (3) our ability to successfully develop, manufacture and market new products in a timely manner; (4) our ability to develop new products in a more efficient manner; (5) our ability to sufficiently differentiate and enhance our products; (6) our ability to successfully deploy research and development (R&D) investment in the areas of displays, silicon timing, power management, signal integrity and radio frequency, and (7) our ability to improve our results of operations.
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
The markets we serve are characterized by competition, rapid technological change, evolving standards, short product life cycles and continuous erosion of average selling prices. Consequently, our future success will be highly dependent upon our ability to continually develop new products using the latest and most cost-effective technologies, introduce our products in commercial quantities to the marketplace ahead of the competition and have our products selected for inclusion in leading system manufacturers' products. In addition, the development of new products will continue to require significant R&D expenditures. If we are unable to successfully develop, produce and market new products in a timely manner, have our products available in commercial quantities ahead of competitive products or have our products selected for inclusion in products of systems manufacturers and sell them at gross margins comparable to or better than our current products, our future results of operations could be adversely affected. In addition, our future revenue growth is also partially dependent on our ability to penetrate new markets in which we have limited experience and where competitors are already entrenched. Future success for certain new products will also depend on the development of product solutions for new emerging markets and new applications for existing markets. The success of such products is dependent on the ability of our customers and their customers to successfully develop new markets and gain market acceptance for new product solutions in those markets. Even if we are able to develop, produce and successfully market new products in a timely manner, such new products may not achieve market acceptance. The above described events could have a variety of negative effects on our competitive position and our financial results, such as reducing our revenue, increasing our costs, lowering our gross margin percentage, and ultimately leading to impairment of assets.
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
Many of our end-customer OEMs have outsourced their manufacturing to a concentrated group of global EMSs and original design manufacturers (ODMs) who then buy products directly from us or from our distributors on behalf of the OEM. These EMSs and ODMs have achieved greater autonomy in the design win, product qualification and product purchasing decisions, especially for commodity products. Competition for the business from EMSs and ODMs is intense and there is no assurance we can remain competitive and retain our existing market share with these customers. If these companies were to allocate a higher share of commodity or second-source business to our competitors instead of buying our products, our results would be adversely affected. Furthermore, as EMSs and ODMs have represented a growing percentage of our overall business, our concentration of credit and other business risks with these customers has increased. Competition among global EMSs and ODMs is intense as they operate on very low margins. If any one or more of our global EMSs or ODMs customers were to file for bankruptcy or otherwise experience significantly adverse financial conditions, our business would be adversely affected as well.
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
In addition, we were granted a tax holiday in Malaysia during fiscal 2009. The tax holiday was contingent upon us continuing to meet specified investment criteria in fixed assets, and to operate as an APAC regional headquarters center. In the first quarter of fiscal 2012, we entered into an agreement with the Malaysia Industrial Development Board (MIDA) who agreed to cancel the previously granted tax holiday and entered into a new tax holiday which is a full tax exemption on statutory income for a period of 10 years commencing April 4, 2011. We are required to meet several requirements as to financial targets, investment, headcount and activities in Malaysia to retain this status. Our inability to renew this tax holiday when it expires or meet certain conditions of the agreement with MIDA may adversely impact our effective tax rate.
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
The methods, estimates, and judgments we use in applying our accounting policies have a significant impact on our results of operations. Such methods, estimates, and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and factors may arise over time that lead us to change our methods, estimates, and judgments. Changes in those methods, estimates, and judgments could significantly affect our results of operations. In particular, the calculation of stock-based compensation expense under the authoritative guidance requires us to use valuation methodologies that were not developed for use in valuing employee stock options and make a number of assumptions, estimates, and conclusions regarding matters such as expected forfeitures, expected volatility of our share price and the exercise behavior of our employees. Changes in these variables could affect our stock-based compensation expense and have a significant and potentially adverse effect on our gross margins, research and development expense and selling, general and administrative expense.

International operations add increased volatility to our operating results.
A substantial percentage of our total revenues are derived from international sales, as summarized below:

(percentage of total revenues)	Fiscal 2014	Fiscal 2013	Fiscal 2012
APAC	64%	64%	66%
Americas	15%	16%	15%
Japan	8%	8%	8%
Europe	13%	12%	11%
Total	100%	100%	100%
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
Contract pricing for raw materials and equipment used in the fabrication and assembly processes, as well as for foundry and subcontract assembly services, may also be affected by currency controls, exchange rate fluctuations and currency devaluations. We sometimes hedge currency risk for currencies that are highly liquid and freely quoted, but may not enter into hedge contracts for currencies with limited trading volume. In addition, as much of our revenues are generated outside the United States, a significant portion of our cash and investment portfolio accumulates in the foreign countries in which we operate. On March 30, 2014, we had cash, cash equivalents and investments of approximately $318.0 million invested overseas in accounts belonging to our foreign subsidiaries. While these amounts are primarily invested in U.S. dollars, a portion is held in foreign currencies, and all offshore balances are exposed to local political, banking, currency control and other risks. In addition, these amounts may be subject to tax and other transfer restrictions.
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
Over the past several years, we have made several acquisitions. As a result of these acquisitions, we had $135.6 million of goodwill and $18.7 million of intangible assets on our balance sheet as of March 30, 2014. In determining fair value, we consider various factors, including our market capitalization, forecasted revenue and costs, risk-adjusted discount rates, future economic and market conditions, determination of appropriate market comparables and expected periods over which our assets will be utilized and other variables. If our assumptions regarding forecasted cash flow, revenue and margin growth rates of certain long-lived asset groups and reporting units are not achieved, an impairment review may be triggered for the remaining balance of goodwill and long-lived assets prior to the next annual review in the fourth quarter of fiscal 2015, which could result in material charges that could impact our operating results and financial position.
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
On August 22, 2012, under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC adopted new requirements for companies that use certain minerals and metals, known as conflict minerals, in their products, whether or not these products are manufactured by third parties. These requirements will require companies to disclose and report whether or not such minerals originate from the Democratic Republic of Congo and adjoining countries. The implementation of these new requirements could adversely affect the sourcing, availability and pricing of such minerals if they are found to be used in the manufacture of our products. In addition, we will incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products. Since our supply chain is complex, we may not be able to sufficiently verify the origins for these minerals and metals used in our products through the due diligence procedures that we implement, and may face difficulties in satisfying customers who require that all of the components of our products are certified as free of any conflict minerals. The first report is due on June 2, 2014 for the 2013 calendar year.
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
ITEM 3. LEGAL PROCEEDINGS
For a discussion of legal proceedings, please see “Note 15 – Commitments and Contingencies – Litigation” in Part II, Item 8 of this Annual Report on Form 10-K.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Price Range of Common Stock
Our Common Stock is traded on the NASDAQ Global Select Market under the symbol IDTI. The following table shows the high and low sales prices for our Common Stock as reported by the NASDAQ Global Select Market for the fiscal periods indicated:

	High	Low
Fiscal 2014
First Quarter	$8.78	$6.48
Second Quarter	9.66	7.92
Third Quarter	11.60	9.15
Fourth Quarter	13.29	9.18

Fiscal 2013
First Quarter	$7.47	$5.06
Second Quarter	6.45	4.60
Third Quarter	7.33	5.30
Fourth Quarter	7.85	6.49
Stockholders
As of May 23, 2014 there were approximately 666 record holders of our Common Stock. A substantial majority of our shares are held by brokers and other institutions on behalf of individual stockholders.
Dividends
We have never paid cash dividends on our Common Stock. We currently plan to retain any future earnings for use in our business and do not currently anticipate paying cash dividends in the foreseeable future.
Equity Incentive Programs
We primarily issue awards under our equity-based plans in order to provide additional incentive and retention to directors and employees who are considered to be essential to the long-rang success of the Company.  Please see “Note 8 – Stock-Based Employee Compensation” in Part II, Item 8 of this Annual Report on Form 10-K.
Other equity plan information required by this Item is incorporated by reference to the information in Part III, Item 12 of this Annual Report on Form 10-K.
Issuer Purchases of Equity Securities
The following table sets forth information with respect to repurchases of our common stock during the fourth quarter of fiscal 2014:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
December 30, 2013 - January 26, 2014	491,600	$10.18	491,600	$124,619,907
January 27, 2014 - February 23, 2014	607,600	$10.43	607,600	$118,282,639
February 24, 2014 - March 30, 2014	990,300	$12.41	990,300	$105,993,016
Total	2,089,500	$11.31	2,089,500

On July 21, 2010, our Board of Directors approved a share repurchase plan to repurchase up to $225 million of our common stock. In fiscal 2012, we repurchased approximately 10.4 million shares of our common stock at an average price of $6.49 per share for a total purchase price of $67.5 million under this program. In fiscal 2013, we made no repurchases under the program. On October 22, 2013, our Board approved a new share repurchase authorization for $150 million. In fiscal 2014, we repurchased 4.1 million shares of our common stock for $44.0 million.
As of March 30, 2014, approximately $106.0 million was available for future purchase under this new share repurchase program.  Share repurchases were recorded as treasury stock and resulted in a reduction of stockholders’ equity.   The program is intended to reduce the number of outstanding shares of our common stock to offset dilution from employee equity grants and increase stockholder value.
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
The performance of our stock price shown in the following graph is not necessarily indicative of future stock price performance.

Cumulative Total Return	2009	2010	2011	2012	2013	2014
Integrated Device Technology, Inc.	$100.00	$125.93	$152.28	$148.34	$154.98	$247.72
S&P Semiconductor Index	$100.00	$145.12	$169.03	$182.51	$203.07	$242.40
S&P 500 Index	$100.00	$142.97	$163.30	$172.62	$192.32	$229.47

ITEM 6. SELECTED FINANCIAL DATA
The data set forth below are qualified in their entirety by reference to, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes thereto included in this Annual Report on Form 10-K.
Statements of Operations Data

	Fiscal Year Ended
(in thousands, except per share data)	March 30, 2014 (1)	March 31, 2013 (2)	April 1, 2012 (4)	April 3, 2011	March 28, 2010 (5)
Revenues (3)	$484,779	$484,452	$526,696	$605,389	$524,162
Net income from continuing operations (3)	111,313	2,711	37,953	93,826	64,721
Basic net income per share – continuing operations (3)	$0.74	$0.02	$0.26	$0.61	$0.39
Diluted net income per share – continuing operations (3)	$0.73	$0.02	$0.26	$0.60	$0.39

Net cash provided by operating activities	$75,629	$44,074	$33,777	$74,391	$52,062
Balance Sheet Data

(in thousands)	March 30, 2014	March 31, 2013	April 1, 2012	April 3, 2011	March 28, 2010
Cash, cash equivalents and investments	$453,815	$297,170	$325,459	$299,192	$343,189
Total assets	830,960	728,579	717,634	727,460	750,945
Other long-term obligations	$18,683	$22,022	$16,494	$15,808	$21,833

(1)
In fiscal 2014, we recognized a gain on divestitures of $82.3 million relating to the divestiture of our PCI Express enterprise flash controller business and a $3.7 million loss on divestiture relating to the sale of our Audio business. In addition, associated with the decision to discontinue production and sale of products using technology attained through the acquisitions of Mobius Microsystems in fiscal 2010 and IKOR in fiscal 2011, we recorded an additional $8.7 million in accelerated amortization of intangible assets which was charged to cost of revenues. In addition, we recorded a $2.4 million impairment of in process research and development ("IPR&D"), charged to research and development expense, associated with the decision to discontinue further development required to complete the Mobius Microsystems acquired IPR&D.

(2)	In fiscal 2013, we recognized a gain on divestitures of $8.0 million relating to the sale of our smart metering business.

(3)
In fiscal 2014, we initiated a project to divest our High-Speed Data Converter ("HSC") Business. In addition, in fiscal 2012, we completed the sale of certain assets related to IDT's Hollywood Quality Video and Frame Rate Conversion video processing product lines. The results of operations for these discontinued businesses have been segregated and excluded from the continuing operations presented.

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
Distributors who serve our customers worldwide and distributors serving our customers in the U.S. and Europe, have rights to price protection, ship from stock pricing credits and stock rotation. We defer revenue and related cost of revenues on sales to these distributors until the product is sold through by the distributor to an end-customer.  Subsequent to shipment to the distributor, we may reduce product pricing through price protection based on market conditions, competitive considerations and other factors.  Price protection is granted to distributors on the inventory that they have on hand at the date the price protection is offered.  We also grant certain credits to our distributors on specifically identified portions of the distributors’ business to allow them to earn a competitive gross margin on the sale of our products to their end-customers.  As a result of our inability to estimate these credits, we have determined that the sales price to these distributors is not fixed or determinable until the final sale to the end-customer.
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
Income Taxes.  We account for income taxes under an asset and liability approach that requires the expected future tax consequences of temporary differences between book and tax bases of assets and liabilities be recognized as deferred tax assets and liabilities. Generally accepted accounting principles require us to evaluate the ability to realize the value of our net deferred tax assets on an ongoing basis. A valuation allowance is recorded to reduce the net deferred tax assets to an amount that will more likely than not be realized. Accordingly, we consider various tax planning strategies, forecasts of future taxable income and our most recent operating results in assessing the need for a valuation allowance. In consideration of the ability to realize the value of net deferred tax assets, recent results must be given substantially more weight than any projections of future profitability. Since the fourth quarter of fiscal 2003, we have determined that, under applicable accounting principles, it is more likely than not that we will not realize the value of our net deferred tax assets. Our assumptions regarding the ultimate realization of these assets remained unchanged in fiscal 2014 and accordingly, we continue to maintain a valuation allowance to reduce our deferred tax assets to an amount that is more likely than not to be realized.
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
We review goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables. We utilize a discounted cash flow analysis to estimate the fair value of our reporting units. Actual future results may differ from those estimates. In addition, we make certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each of our reporting units. For the annual impairment testing in fiscal 2014, there was no evidence of any impairments.
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
We update the expected term of stock option grants annually based on our analysis of the stock option exercise behavior over a period of time.  The interest rate is based on the average U.S. Treasury interest rate over the expected term during the applicable quarter.  We believe that the implied volatility of our common stock is an important consideration of overall market conditions and a good indicator of the expected volatility of our common stock.  However, due to the limited volume of options freely traded over the counter, we believe that implied volatility, by itself, is not representative of the expected volatility of our common stock and therefore we use a volatility factor to estimate the fair value of our stock-based awards which reflects a blend of historical volatility of our common stock and implied volatility of call options and dealer quotes on call options, generally having a term of less than twelve months.  We have not paid, nor do we have current plans to pay dividends on our common stock in the foreseeable future.

Recent developments
Termination of Proposed Acquisition of PLX Technology, Inc. (PLX)
On April 30, 2012, we had entered into an Agreement and Plan of Merger with PLX Technology, Inc. (PLX) for the acquisition of PLX by us (the Agreement). On December 19, 2012, the United States Federal Trade Commission (FTC) filed an administrative complaint challenging our proposed acquisition of PLX. In response to the FTC’s determination to challenge the proposed acquisition of PLX by us, effective December 19, 2012, we mutually agreed with PLX to terminate the Agreement. Also on December 19, 2012, we withdrew our related exchange offer (the Offer) to acquire all of the issued and outstanding shares of common stock, $0.001 par value, of PLX and instructed Computershare, the exchange agent for the Offer, to promptly return all previously tendered shares.
Associated with the proposed acquisition of PLX, during the fiscal year ended March 31, 2013, we incurred approximately $10.7 million in acquisition related costs, respectively, which were included in selling, general and administrative (SG&A) expenses in the Consolidated Statements of Operations.
Credit Facility Termination
In connection with the termination of the proposed PLX acquisition, our management determined that it was in our best interest to allow the Master Repurchase Agreement with Bank of America, N.A. to lapse undrawn. Associated with the lapse of this credit facility, we expensed $2.5 million in unamortized financing costs to SG&A expense in fiscal 2013.
Acquisition of NXP B.V.'s Data Converter Business
On July 19, 2012, we completed an acquisition of certain assets related to technology and products developed for communications analog mixed-signal market applications from NXP B.V. We acquired the communications analog mixed-signal assets for an aggregate cash purchase price of approximately $31.2 million, less a $4.0 million credit from NXP B.V. for certain accrued liabilities assumed from NXP B.V. resulting in a net aggregate purchase price of $27.2 million. We incurred approximately $3.9 million in acquisition related costs, which has been included in loss from discontinued operations for the year ended March 31, 2013.
Acquisition of Fox Enterprises, Inc.
On April 30, 2012, we completed the acquisition of Fox Enterprises, Inc. (Fox), a leading supplier of frequency control products including crystals and crystal oscillators, in an all-cash transaction for approximately $28.9 million, which included $25.7 million in cash paid at closing and $3.2 million which was recorded as a liability representing the fair value of contingent cash consideration of up to $4.0 million based upon the achievement of future financial milestones, which would be payable after 12 months from the acquisition date. In June 2013, we settled the contingent consideration and paid Fox $3.3 million. We believe that the combination of Fox's product portfolio with our CrystalFree™ oscillators makes us the industry's one-stop shop for frequency control products. In addition, we expect this acquisition will help accelerate the adoption of CrystalFree™ by enabling customers to purchase pMEMS and CMOS solid-state oscillators alongside traditional quartz-based components through our established sales channels.
Acquisition of Alvand Technologies, Inc.
On April 16, 2012, we completed the acquisition of Alvand Technologies Inc., a leading analog integrated circuits company specializing in data converters, for total purchase consideration of approximately $23.3 million, of which $20.5 million was paid in cash at closing and $2.8 million was recorded as a liability representing the fair value of contingent cash consideration of up to $4.0 million based upon the achievement of future product development milestones to be completed within 36 months following the acquisition date. Payments will be made on a proportionate basis upon the completion of each milestone. As of March 31, 2013, the fair value of the contingent consideration was re-measured based on a revised product development forecast for the business and increased $0.5 million to $3.3 million. As of March 30, 2014, the fair value of the contingent consideration was again re-measured based on a revised product development forecast for the business and increased $0.6 million to $3.9 million. The change in the fair value of the contingent consideration has been recorded in loss from discontinued operations.

Discontinued Operations

High-Speed Converter (“HSC”) Business. In the third quarter of fiscal 2014, we initiated a project to divest our HSC business. Our management believes that this divestiture will allow us to strengthen our focus on our analog-intensive mixed-signal, timing and synchronization, and interface and connectivity solutions. We envision fully divesting our HSC business within the next twelve months and have classified these assets as held for sale. As of March 30, 2014, the HSC business long-lived assets classified as held for sale was $9.5 million and consisted of $2.9 million in fixed assets and $6.6 million in intangible assets. In addition, associated with the HSC business, we recorded a $2.2 million goodwill impairment loss and a $2.6 million intangible asset impairment loss during the third quarter of fiscal 2014. The impairment losses were included in loss from discontinued operations. The fair value of the HSC business was based on the estimated sales price less estimated costs of disposal.

The HSC business was included in our Communications reportable segment. For financial statements purposes, the results of operations for the HSC business have been segregated from those of the continuing operations and are presented in our consolidated financial statements as discontinued operations.

Video Business. On September 26, 2011, we completed the transfer of certain assets related to IDT’s Hollywood Quality Video (HQV) and Frame Rate Conversion (FRC) video processing product lines to Qualcomm pursuant to an Asset Purchase Agreement. The sale of these HQV and FRC video processing assets was intended to allow us to intensify focus on our analog-intensive mixed-signal, timing, and interface and solutions. Upon the closing of the transaction, Qualcomm paid us $58.7 million in cash consideration, of which $6.0 million was withheld in an escrow account for a period of two years during fiscal 2014 this amount was received in full. Our HQV and FRC product lines represented a significant portion of our video business assets. In the second quarter of fiscal 2012, we recorded a gain of $45.9 million related to this divestiture.
On August 1, 2012, we completed the transfer of the remaining assets of our video business to Synaptics for $5.0 million in cash pursuant to an Asset Purchase Agreement. In connection with the divestiture, 47 employees were transferred to Synaptics. In the second quarter of fiscal 2013, we recorded a gain of $0.9 million related to this divestiture.
Divestitures
Sale of Certain Assets of Audio Business. On December 13, 2013, we completed the sale of certain assets of our Audio business to Stravelis, Inc. for $0.2 million in cash and up to a maximum potential of $1.0 million additional consideration contingent upon future revenues. The fair value of the contingent consideration was estimated to be zero based on the estimated probability of attainment of future revenue targets. In addition, we recorded a $0.3 million liability for services to be provided at no charge by us for the first year following the acquisition date. We recorded a loss of $3.7 million on divestiture related to this transaction in fiscal 2014. Prior to the divestiture, the Audio business was part of a larger cash-flow generating product group and did not, on its own, represent a separate operation of the Company and, therefore, this sale did not qualify as discontinued operations.
Sale of Certain Assets of PCI Express ("PCIe") Enterprise Flash Controller Business. On July 12, 2013, we completed the sale of certain assets of our PCIe enterprise flash controller business to PMC-Sierra, Inc., for $96.1 million in cash. We recorded a gain of $82.3 million on divestiture related to this transaction in the second quarter of fiscal 2014. Prior to the divestiture, the Enterprise Flash Controller business was part of a larger cash-flow generating product group and did not, on its own, represent a separate operation of our company and, therefore, this sale did not qualify as discontinued operations.
Sale of Smart Meter Business. On March 7, 2013, we completed the sale of our smart metering business and related assets to Atmel Corporation for $10.3 million in cash, of which $1.0 million was withheld in an escrow until received in the fourth quarter of fiscal 2014. In the fourth quarter of fiscal 2013, we recorded a gain of $8.0 million related to this divestiture. Prior to the divestiture, the smart meter business was part of a larger cash-flow generating product group and did not, on its own, represent a separate operation of the Company and, therefore, this sale did not qualify as discontinued operations.
Overview
The following table and discussion provide an overview of our operating results from continuing operations for fiscal 2014, 2013 and 2012:

	Fiscal Year End
(in thousands, except for percentage)	March 30, 2014	March 31, 2013	April 1, 2012
Revenues	$484,779	$484,452	$526,696
Gross profit	$272,902	$269,724	$280,506
As a % of revenues	56.3%	55.7%	53.3%
Operating expense	$241,947	$277,119	$259,026
As a % of revenues	49.9%	57.2%	49.2%
Operating income (loss)	$30,955	$(7,395)	$21,480
As a % of revenues	6.4%	(1.5)%	4.1%
Net income from continuing operations	$111,313	$2,711	$37,953
As a % of revenues	23.0%	0.6%	7.2%
Our revenues in fiscal 2014 were $484.8 million as compared to $484.5 million in fiscal 2013. During fiscal 2014 we experienced increased demand for our products in the Communications market segment which was offset in part by decreased demand for products in the Computing and Consumer market segment. Gross profit as a percentage of net revenues was 56.3% in fiscal 2014 as compared to 55.7% in fiscal 2013. The fiscal 2014 increase in gross profit percentage was primarily due to improved mix of higher margin products as compared to fiscal 2013. Our operating expenses decreased by $35.2 million, or (12.7)%, to $241.9 million in fiscal 2014 as compared to $277.1 million in fiscal 2013, primarily due to divestitures and the implementation of other expense reduction actions. Our operating income increased from a $7.4 million loss in fiscal 2013 to an operating income of $31.0 million in fiscal 2014 primarily due to improved gross profit percentage combined with a decrease in operating expenses.  Net income from continuing operations in fiscal 2014 was $111.3 million and included a $78.6 million net gain from the divestitures of the PCI Express enterprise flash controller business and Audio business. This compares to fiscal 2013 net income from continuing operations of $2.7 million which included a $8.0 million gain on the divestiture of the Smart Meter business. We ended fiscal 2014 with cash and cash equivalents and short-term investments of $453.8 million. We generated $75.6 million in cash from operations in fiscal 2014, received $46.1 million in proceeds from employee stock transactions and received $96.3 million in proceeds from divestitures. These proceeds were offset by $44.0 million used for repurchases of common stock and $17.4 million for the purchases of property, plant and equipment.

Results of Operations, Continuing Operations
Revenues

Revenues by segment:	Fiscal Year Ended
(in thousands)	March 30, 2014	March 31, 2013	April 1, 2012
Communications	$292,435	$258,184	$248,370
Computing and Consumer	192,344	226,268	278,326
Total revenues	$484,779	$484,452	$526,696

Product groups representing greater than 10% of net revenues:	Fiscal Year Ended
As a percentage of net revenues	March 30, 2014	March 31, 2013	April 1, 2012
Communications:
Communications timing products	24%	24%	18%
Serial RapidIO solutions	16%	*	*
All others less than 10% individually	20%	29%	29%
Total communications	60%	53%	47%

Computing and Consumer:
Consumer and computing timing products	18%	19%	23%
Memory interface products	15%	16%	15%
All others less than 10% individually	7%	12%	15%
Total computing and consumer	40%	47%	53%

Total	100%	100%	100%
* Represents less than 10% of net revenues
Communications Segment
Revenues in our Communications segment increased $34.3 million, or 13%, to $292.4 million in fiscal 2014 as compared to $258.2 million in fiscal 2013. This increase was driven primarily by a $36.4 million increase in shipments of our Rapid I/O switching solutions products combined with a $3.5 million increase in Radio Frequency product revenues, offset in part by lower revenue from legacy products.
In fiscal 2013, revenues in our Communications segment increased $9.8 million, or 4.0%, to $258.2 million. This increase was driven primarily from a $20.0 million increase in communications timing products which included a $20.0 million increase from the acquisition of Fox which was completed in the first quarter of fiscal 2013 combined with a $14.4 million increase in flow-control management devices as we experienced increased demand driven by customers in the communications wireless base station market. These increases were offset in part by a general demand decrease for most other products within this market segment, which declined in-line with market conditions.
Computing and Consumer Segment
Revenues in our Computing and Consumer segment decreased $33.9 million, or 15%, to $192.3 million in fiscal 2014 as compared to $226.3 million in fiscal 2013 as a result of reduced demand. In general, demand for most products within this market segment declined as compared to fiscal 2013.
In fiscal 2013, revenues in our Computing and Consumer segment decreased $52.1 million, or 19%, as compared to fiscal 2012 as a result of reduced demand. In general, demand for most products within this market segment declined in-line with market conditions.
Revenues by Region
Revenues in APAC (excluding Japan), Americas, Japan and Europe accounted for 64%, 15%, 8% and 13%, respectively, of consolidated revenues in fiscal 2014 compared to 64%, 16%, 8% and 12%, respectively, of our consolidated revenues in fiscal 2013. Revenues in APAC, Americas, Japan and Europe accounted for 66%, 15%, 8% and 11%, respectively, of consolidated revenues in fiscal 2012.  The APAC region continues to be our largest region, as many of our customers utilize manufacturers in that region.
Deferred Income on Shipments to Distributions
Included in the Balance Sheet caption “Deferred income on shipments to distributors” are amounts related to shipments to certain distributors for which revenue is not recognized until our product has been sold by the distributor to an end customer. The components as of March 30, 2014 and March 31, 2013 are as follows:

(in thousands)	March 30, 2014	March 31, 2013
Gross deferred revenue	$17,261	$17,581
Gross deferred costs	(3,255)	(3,042)
Deferred income on shipments to distributors	$14,006	$14,539
Gross deferred revenue represents the gross value of shipments to distributors at the list price billed to the distributor less any price protection credits provided to them in connection with reductions in list price while the products remain in their inventory.  Based on our history, the amount ultimately recognized as revenue is generally less than the gross deferred revenue as a result of ship from stock pricing credits, which are issued in connection with the sell through of the product to an end customer.  As the amount of price adjustments subsequent to shipment is dependent on the overall market conditions, the levels of these adjustments can fluctuate significantly from period to period. Historically, price adjustments have represented an average of approximately 37% of the list price billed to the customer.  As these credits are issued, there is no impact to working capital as this reduces both accounts receivable and deferred revenue.  Gross deferred costs represent the standard costs (which approximate actual costs) of products we sell to the distributors.
Gross Profit

	Fiscal Year Ended
	March 30, 2014	March 31, 2013	April 1, 2012
Gross Profit (in thousands)	$272,902	$269,724	$280,506
Gross Profit Percentage	56.3%	55.7%	53.3%
Gross profit increased $3.2 million, in fiscal 2014 as compared to fiscal 2013 primarily due to an increased gross profit percentage of revenues. Gross profit as a percentage of revenues increased 0.6% in fiscal 2014 as compared to fiscal 2013, primarily due to an increased product shipment mix of communications products, which in general have a higher gross profit percentage than our consumer and computer products. In addition, fiscal 2014 gross profit percentage was favorably impacted as compared to fiscal 2013 by a reduction in manufacturing costs, which was offset in part by increased amortization of acquired intangible assets. Associated with the decision to discontinue certain products attained through the acquisitions of Mobius Microsystems and IKOR, we revised the estimated remaining useful life of the related acquired intangible assets to zero, resulting in additional accelerated amortization charged to cost of revenues in the fourth quarter of fiscal 2014. As of March 30, 2014, the balance of net buffer stock inventory which was built in anticipation of the transition of wafer fabrication activities totaled approximately $1.0 million.

In fiscal 2013, gross profit decreased $10.8 million, or 4%, compared to fiscal 2012 primarily due to lower revenue levels. Gross profit percentage increased 2.4% in fiscal 2013 compared to fiscal 2012. Our gross profit percentage in fiscal 2013 was favorably impacted, as compared to fiscal 2012, by an increased product shipment mix of communications products. In addition, fiscal 2013 gross profit percentage was favorably impacted, as compared to fiscal 2012, by the reduction of $4.6 million in expenses associated with the transfer of fabrication production to third-party foundries which was completed in the fourth quarter of fiscal 2012. As of March 31, 2013, the balance of inventory buffer stock which was built in anticipation of the transition of wafer fabrication activities totaled approximately $4.8 million.
Operating Expenses
The following table presents our operating expenses for fiscal years 2014, 2013 and 2012, respectively:

	March 30, 2014		March 31, 2013		April 1, 2012
(in thousands, except for percentages)	Dollar Amount	% of Net Revenues	Dollar Amount	% of Net Revenues	Dollar Amount	% of Net Revenues
Research and development	$140,799	29%	$159,471	33%	$158,749	30%
Selling, general and administrative	$101,148	21%	$117,648	24%	$100,277	19%
Research and Development (R&D)
R&D expense decreased by $18.7 million, or 12%, to $140.8 million in fiscal 2014 compared to fiscal 2013. The decrease was primarily driven by reduced headcount costs resulting from the divestitures of our PCIe enterprise flash controller business and our Audio business combined with other headcount reduction actions taken in fiscal 2014 and 2013. Significant decreases included $16.2 million in decreased R&D labor and benefits, a $4.9 million decrease in R&D materials and outside services, a $2.6 million decrease in engineering design tool license costs, a $0.8 million decrease in facilities costs and a $0.8 million reduction in other R&D expenses. These decreases were offset in part by a $4.2 million increase in accrued employee bonus expense and a $2.4 million impairment charge associated with the decision to discontinue further development required to complete the Mobius Microsystems acquired in-process research and development.
R&D expense increased $0.7 million, or 0.5%, to $159.5 million in fiscal 2013 compared to fiscal 2012.  The increase was primarily due to a $4.9 million increase in engineering design tool license costs, a $1.1 million increase in depreciation and a $0.7 million increase in rent expense. These increases were offset in part by a $2.7 million decrease in labor and benefits costs, a $1.9 million decrease in R&D materials and outside services and a $1.3 million decrease in accrued employee bonus expense.
Selling, General and Administrative (SG&A)
SG&A expenses decreased $16.5 million, or 14%, to $101.1 million in fiscal 2014 compared to fiscal 2013.  Significant decreases included a $3.4 million decrease in SG&A labor and benefits, primarily driven by reduced headcount costs resulting from the divestitures of our PCIe enterprise flash controller business and our Audio business combined with other headcount reduction actions taken in fiscal 2014 and 2013, combined with a $13.0 million decrease in acquisition related legal and consulting costs due to a reduction in acquisition related activities as compared to fiscal 2013, and an additional $2.5 million expense reduction for the amortization of capitalized financing costs which was recognized in fiscal 2013 related to the termination of a credit facility. These expense reductions were offset in part by a $2.4 million increase in accrued employee bonus expense.
SG&A expenses increased $17.4 million, or 17%, to $117.6 million in fiscal 2013 compared to fiscal 2012.  The increase was primarily the result of an $8.1 million increase in acquisition related legal and consulting costs, a $4.6 million increase in employee compensation and benefits associated with increased SG&A headcount, a $2.5 million expense for the amortization of capitalized financing costs, $1.6 million in expenses related to stockholder activities and a $0.6 million increase in all other SG&A expenses.
Other-Than-Temporary Impairment Loss on Investment
We account for our equity investments in privately held companies under the cost method. These investments are subject to periodic impairment review and measured and recorded at fair value when they are deemed to be other-than-temporarily impaired. In determining whether a decline in value of our investments has occurred and is other than temporary, an assessment is made by considering available evidence, including the general market conditions, the investee’s financial condition, near-term prospects, market comparables and subsequent rounds of financing. The valuation also takes into account the investee’s capital structure, liquidation preferences for its capital and other economic variables. The valuation methodology for determining the decline in value of non-marketable equity securities is based on inputs that require management judgment. In fiscal 2013, we determined that the value of certain non-marketable private equity investments were impaired and we recorded $1.7 million in other-than-temporary impairment losses during the period. In fiscal 2012, we determined that the value certain non-marketable private equity investments were impaired and we recorded $3.4 million in other-than-temporary impairment losses during the period. The were no impairments recorded for fiscal 2014.
Restructuring Charges
As part of an effort to streamline operations with changing market conditions and to create a more efficient organization, we have undertaken restructuring actions to reduce our workforce and consolidate facilities.  Our restructuring expenses consisted primarily of: (i) severance and termination benefit costs related to the reduction of our workforce; and (ii) lease termination costs and costs associated with permanently vacating certain facilities.
During fiscal 2014, we recorded restructuring charges of $5.5 million and reduced our headcount by 117 employees in multiple reduction in workforce actions. During fiscal 2014, we paid $4.9 million related to these actions. As of March 30, 2014, the total accrued balance for employee severance costs related to these restructuring actions was $0.6 million. We expect to complete these restructuring actions by the second quarter of fiscal 2015.
During fiscal 2013, we recorded restructuring charges of $4.3 million for multiple reduction in workforce actions. We reduced our total headcount by approximately 132 employees with reductions affecting all functional areas and various locations. During fiscal 2013, we paid $3.2 million in severance costs associated with these actions. During the first quarter of fiscal 2014, we paid $1.1 million in severance costs and completed these actions.
In connection with the divestiture of our smart metering business, during fiscal 2013, we recorded $0.4 million in restructuring expenses for employee severance costs. During fiscal 2014, we paid $0.4 million and completed this action.
In connection with the divestiture of our video processing product lines, during fiscal 2012, we recorded $3.6 million in restructuring expenses for employee retention costs. These costs have been classified within discontinued operations. During fiscal 2013, we recorded an additional $1.1 million in employee retention costs under this plan. These charges were recorded within discontinued operations. We paid $4.7 million in fiscal 2013 and completed this restructuring action.
In connection with the transition of the manufacture of our products to Taiwan Semiconductor Manufacturing Limited (TSMC), we accrued restructuring expenses of $4.8 million for severance payments and other benefits associated with this restructuring action in fiscal 2010. During fiscal 2012, we decreased this accrual by $3.1 million based on the actual number of employees that were offered employment with the acquirer of the wafer fabrication facility. During fiscal 2012, we recorded prior period adjustments of $4.1 million for employee retention costs related to fiscal 2010 and fiscal 2011 and an additional $2.5 million for employee retention costs was recorded in fiscal 2012. During fiscal 2013, we paid $1.0 million in employee retention costs and completed the restructuring action to exit wafer production operations at our Oregon fabrication facility.
Gain (loss) on Divestitures (not accounted as discontinued operations)
Sale of Certain Assets of Audio Business

On December 13, 2013, we completed the sale of certain assets of our Audio business to Stravelis, Inc. for $0.2 million in cash and up to a maximum potential of $1.0 million additional consideration contingent upon future revenues. The fair value of the contingent consideration was estimated to be zero based on the estimated probability of attainment of future revenue targets. In additional, we recorded a $0.3 million liability for services to be provided at no charge by us for the first year following the acquisition date. We recorded a loss of $3.7 million on divestiture related to this transaction in fiscal 2014. Prior to the divestiture, this business was part of a larger cash-flow generating product group and did not, on its own, represent a separate operation of the Company and, therefore, this sale did not qualify as discontinued operations.
Sale of PCI Express Enterprise Flash Controller Business
On July 12, 2013, we completed the sale of certain assets of our PCI Express ("PCIe") enterprise flash controller business to PMC-Sierra, Inc.(“PMC”) for $96.1 million in cash. We recorded a gain of $82.3 million on divestiture related to this transaction in the second quarter of fiscal 2014. Prior to the divestiture, this business was part of a larger cash-flow generating product group and did not, on its own, represent a separate operation of the Company and, therefore, this sale did not qualify as discontinued operations.
Sale of Smart Meter Business
On March 7, 2013, we completed the sale of our smart metering business and related assets to Atmel Corporation for $10.3 million in cash, of which $1.0 million will be withheld in an escrow account for a period of 1 year. In the fourth quarter of fiscal 2013, we recorded a gain of $8.0 million related to this divestiture. Prior to the divestiture, the smart meter business was part of a larger cash-flow generating product group and did not, on its own, represent a separate operation of the Company and, therefore, this sale did not qualify as discontinued operations.

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
Interest Income and Other, Net
The components of interest income and other, net are summarized as follows:

	Fiscal Year Ended
(in thousands)	March 30, 2014	March 31, 2013	April 1, 2012
Interest income	$1,348	$447	$459
Interest expense	(21)	(1,479)	(1,319)
Other income (expense), net	1,380	2,740	(258)
Interest income (expense) and other, net	$2,707	$1,708	$(1,118)
Interest income is derived from earnings on our cash and short term investments. Interest expense is primarily due to charges associated with the credit facility with Bank of America which was established in fiscal 2012 and was terminated in fiscal 2013.  Other income (expense), net primarily consists of gains or losses in the value of deferred compensation plan assets, foreign currency gains or losses and other non-operating gains or losses. Other income in fiscal 2013 also included $2.0 million of death benefit proceeds received in fiscal 2013 under life insurance policies purchased with the intention of funding deferred compensation plan liabilities.
Income Tax Expense (Benefit)
We recorded an income tax expense of $1.0 million in fiscal 2014, an income tax benefit of $2.0 million in fiscal 2013 and an income tax expense of $0.2 million in fiscal 2012. The income tax expense in fiscal 2014 was primarily due to foreign income tax expense. The income tax benefit in fiscal 2013 was primarily due to release of valuation allowance on the acquired Fox deferred tax liability, and was offset by foreign income tax expenses. The income tax provision in fiscal 2012 was primarily due to foreign tax expenses.
As of March 30, 2014, we continued to maintain a valuation allowance against our net U.S. and foreign deferred tax assets, as we could not conclude that it is more likely than not that we will be able to realize our U.S. and foreign deferred tax assets in the foreseeable future. We will continue to evaluate the release of the valuation allowance on a quarterly basis.
As of March 30, 2014, the Company was subject to examination in the U.S. federal tax jurisdiction for the fiscal years 2011, 2012 and 2013.  In fiscal 2013, the Internal Revenue Service (IRS) commenced an audit of the Company’s federal corporate tax returns for fiscal years 2011 and 2012, which is still ongoing. Although the final outcome is uncertain, based on currently available information, the Company believes that the ultimate outcome will not have a material adverse effect on its financial position, cash flows or results of operations.
Liquidity and Capital Resources
Our cash and cash equivalents and short-term investments were $453.8 million at March 30, 2014, an increase of $156.6 million compared to March 31, 2013.  We had no outstanding debt at March 30, 2014 or March 31, 2013.
Cash Flows from Operating Activities
Net cash provided by operating activities totaled $75.6 million in fiscal 2014 compared to $44.1 million in fiscal 2013 and $33.8 million in fiscal 2012. Cash provided by operating activities in fiscal 2014 consisted of our net income of $88.4 million, as adjusted to exclude net gain on divestitures of $78.6 million and to add back depreciation, amortization, gain on divestitures, stock compensation and other non-cash items totaling $66.2 million; and $0.3 million in cash used by changes in working capital requirements primarily related to increases and decreases in assets and liabilities. In fiscal 2014, excluding the effects of acquisitions, significant proceeds from changes in working capital requirements included a decrease of $4.3 million in prepaid and other assets and a $2.9 million decrease in inventory. Net use of cash for changes in working capital requirements included a $6.8 million increase in accounts receivable, primarily due to increased shipments in the fourth quarter of fiscal 2014 as compared to the same period in fiscal 2013, and $0.7 million net used for all other working capital requirements.

In fiscal 2013, net cash provided by operating activities consisted of our net loss of $20.2 million, as adjusted to add back depreciation, amortization, gain on divestitures, stock compensation and other non-cash items totaling $43.8 million; and $20.4 million in cash provided by changes in working capital requirements primarily related to increases and decreases in assets and liabilities. In fiscal 2013, excluding the effects of acquisitions, proceeds from changes in working capital requirements included a decrease of $15.9 million in prepaid and other assets (primarily due to a $7.7 million reduction in prepaid design tool licenses combined with the receipt of $2.6 million in escrow funds from the wafer fab sale, a $2.9 million reduction in capitalized financing costs and a $2.7 million reduction in all other prepaid and other assets), a $15.5 million decrease in inventory primarily due to shipments exceeding inventory build and a $2.5 million decrease in accounts receivable due to reduced shipment levels. Uses of cash for changes in working capital requirements included a $6.9 million decrease in accrued compensation, which was primarily due to the payout of severance and retention bonus payouts associated with business divestitures, a $3.2 million decrease in accounts payable due to reduced outside subcontract manufacturing activities and a $3.4 million decrease in all other accrued liabilities.
In fiscal 2012, net cash provided by operating activities consisted of our net income of $58.4 million, as adjusted to exclude net gain on divestitures of $66.6 million and depreciation, amortization and other non-cash items totaling $54.4 million, and cash used for working capital requirements primarily related to decreases in accounts payable, other accrued liabilities and accrued compensation partially offset by a decrease in accounts receivable.  A decrease in accounts payable of $12.2 million was primarily attributable to reduced inventory subcontract activities in the fourth quarter of fiscal 2012 combined with the timing of payments. A decrease in other accrued liabilities of $13.2 million was primarily due to decreases in accrued severance costs, supplier obligations and miscellaneous payables. Accrued compensation decreased by $5.8 million primarily due to mid-year payouts made in the third quarter of fiscal 2012 and reduced incentive bonus accruals for fiscal 2012 as compared to fiscal 2011. A decrease in accounts receivable of $21.2 million was primarily the result of a decrease in sales.
Cash Flows from Investing Activities
Net cash used for investing activities in fiscal 2014 was $112.1 million compared to net cash used for investing activities of $65.8 million in fiscal 2013 and net cash provided by investing activities of $47.5 million in fiscal 2012.  Net cash used for investing activities in fiscal 2014 was primarily due to $197.0 million used for the net purchase of short-term investments and $17.4 million of expenditures to purchase capital equipment which was offset in part by $96.3 million received from the sale of our PCI Express enterprise flash controller business to PMC-Sierra Inc. and the sale of certain assets of our Audio business to Stravelis, Inc. combined with $6.0 million receipt of escrow proceeds associated with the sale of our Video Business to Qualcomm in fiscal 2012.
In fiscal 2013, net cash used for investing activities was $65.8 million compared to net cash provided by investing activities of $47.5 million in fiscal 2012 and net cash used for investing activities of $0.4 million in fiscal 2011. Net cash used by investing activities in fiscal 2013 was primarily due to $68.3 million paid for the acquisitions of Fox, Alvand Technologies and NXP B.V. data converter business, $7.8 million paid to escrow in association with these acquisitions, $27.9 million of expenditures to purchase capital equipment partially offset by net proceeds of $24.0 million from the net sale of short-term investments and $14.2 million of proceeds from sale of video processing business and smart meter business.
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
Cash Flows from Financing Activities
Net cash used for financing activities was $3.1 million in fiscal 2014 as compared to net cash provided by financing activities of $17.4 million in fiscal 2013 and net cash used for financing activities of $50.6 million used in fiscal 2012.
Cash used by financing activities in fiscal 2014, was primarily due to repurchases of $44.0 million of IDT common stock combined with $5.1 million payout of the contingent consideration associated with the acquisitions of Fox Enterprises, Inc. and Alvand Technologies, Inc., partially offset by proceeds of $46.1 million from the exercise of employee stock options and the issuance of stock under our employee stock purchase plan.

In fiscal 2013, cash provided by financing activities was primarily due to proceeds of $17.4 million from the exercise of employee stock options and the issuance of stock under our employee stock purchase plan.

In fiscal 2012, cash used for financing activities was primarily due to repurchases of approximately $67.5 million of our common stock, partially offset by proceeds of $16.3 million from the exercise of employee stock options and the issuance of stock under our employee stock purchase plan.

We anticipate capital expenditures of approximately $15 million to $25 million during fiscal 2015 to be financed through cash generated from operations and existing cash and investments.

Cash equivalents are highly liquid investments with original maturities of three months or less at the time of purchase. We maintain the cash and cash equivalents with reputable major financial institutions. Deposits with these banks may exceed the Federal Deposit Insurance Corporation (FDIC) insurance limits or similar limits in foreign jurisdictions. These deposits typically may be redeemed upon demand and, therefore, bear minimal risk. In addition, a significant portion of cash equivalents is concentrated in money market funds which are invested primarily in U.S. government treasuries. While we monitor daily the cash balances in our operating accounts and adjust the balances as appropriate, these balances could be affected if one or more of the financial institutions with which we deposit fails or is subject to other adverse conditions in the financial markets. As of March 30, 2014, we had not experienced any loss or lack of access to our invested cash or cash equivalents in our operating accounts.  However, we can provide no assurances that access to our invested cash and cash equivalents will not be affected by adverse conditions in the financial markets. See Item 1A-“Risk Factors: Global economic conditions may adversely affect our business and results of operations.”
In addition, as much of our revenues are generated outside the U.S., a significant portion of our cash and investment portfolio accumulates in the foreign countries in which we operate. At March 30, 2014, we had cash, cash equivalents and investments of approximately $318.0 million invested overseas in accounts belonging to various IDT foreign operating entities. While these amounts are primarily invested in U.S. dollars, a portion is held in foreign currencies, and all offshore balances are exposed to local political, banking, currency control and other risks. In addition, these amounts may be subject to tax and other transfer restrictions.
All of our short-term investments which are classified as available-for-sale investments are subject to a periodic impairment review. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. This determination requires significant judgment. For publicly traded investments, impairment is determined based upon the specific facts and circumstances present at the time, including a review of the closing price over the length of time, general market conditions and our intent and ability to hold the investment for a period of time sufficient to allow for recovery. Although we believe the portfolio continues to be comprised of sound investments due to high credit ratings and government guarantees of the underlying investments, a further decline in the capital and financial markets would adversely impact the market values of its investments and their liquidity. We continually monitor the credit risk in our portfolio and future developments in the credit markets and make appropriate changes to our investment policy as deemed necessary. We did not record any other-than-temporary impairment charges related to our short-term investments in fiscal 2014 and fiscal 2013.
Contractual Obligations and Commercial Commitments
The following table summarizes our contractual arrangements at March 30, 2014 and the expected timing and effects of these commitments on our liquidity and cash flow in future periods:

	Payments Due by Period
		Less Than	1-2	3-4	5 Years and
(in thousands)	Total	1 Year	Years	Years	Thereafter
Operating leases	$17,206	$3,926	$6,686	$5,162	$1,432
Other supplier obligations (1)	4,195	3,691	504	—	—

(1)	Other supplier obligations represent payments due under various software design tool and technology license agreements.
As of March 30, 2014, our unrecognized tax benefits were $27.5 million, of which $0.3 million are classified as long-term liabilities and $27.2 million which are netted against deferred tax assets. In addition, we have $13.8 million of amounts payable related to obligations under our deferred compensation plan, which are classified as long-term liabilities. At this time, we are unable to make a reasonably reliable estimate of the timing of payments, if any, in individual years due to uncertainties in the timing or outcomes of either actual or anticipated tax audits and the timing of employee departures.  As a result, these amounts are not included in the table above.
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
We believe that existing cash and investment balances, together with cash flows from operations, will be sufficient to meet our working capital and capital expenditure needs through at least fiscal 2015. We may choose to investigate other financing alternatives; however, we cannot be certain that additional financing will be available on satisfactory terms.

Off-Balance Sheet Arrangements
As of March 30, 2014, we did not have any off-balance sheet arrangements, as defined under SEC Regulation S-K Item 303(a)(4)(ii), other than the items discussed in "Note 15 – Commitments and Contingencies – Commitments” in Part II, Item 8 of this Annual Report on Form 10-K.
Recent Accounting Pronouncements
For further information, please see “Note 1 – Summary of Significant Accounting Policies” in Part II, Item 8 of this Annual Report on Form 10-K.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our interest rate risk relates primarily to our short-term investments of $362.6 million and $166.3 million as of March 30, 2014 and March 31, 2013, respectively.  By policy, we limit our exposure to long-term investments and mitigate the credit risk through diversification and adherence to a policy requiring the purchase of highly-rated securities. As of March 30, 2014 and March 31, 2013, the Company’s cash, cash equivalents and investment portfolio was concentrated in securities with same day liquidity and at the end of fiscal 2014, a substantial majority of securities in our investment portfolio had maturities of less than two years. A hypothetical 10% change in interest rates will not have a material effect on the value of our investment portfolio as of March 30, 2014.  We do not currently use derivative financial instruments in our investment portfolio.
At March 30, 2014 and March 31, 2013, we had no outstanding debt.
We are exposed to foreign currency exchange rate risk as a result of international sales, assets and liabilities of foreign subsidiaries, local operating expenses of our foreign entities and capital purchases denominated in foreign currencies.  We may use derivative financial instruments to help manage our foreign currency exchange exposures.  We do not enter into derivatives for speculative or trading purposes. We have foreign exchange facilities used for hedging arrangements with banks that allow the Company to enter into foreign exchange contracts totaling approximately $20.0 million, all of which was available at March 30, 2014. We performed a sensitivity analysis as of March 30, 2014 and March 31, 2013 and determined that, without hedging the exposure, a 10% change in the value of the U.S. dollar would result in an approximate 0.4% and 0.5% impact on gross profit margin percentage, respectively, as we operate manufacturing testing facility in Malaysia, and an approximate 1.0% and 1.4% impact to operating expenses (as a percentage of revenue), respectively, as we operate sales offices in Japan and throughout Europe and design centers in the U.S., China, and Canada.  At March 30, 2014 and March 31, 2013, we had no outstanding foreign exchange contracts.
We did not have any currency exposure related to any outstanding capital purchases as of March 30, 2014 and March 31, 2013.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Integrated Device Technology, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index appearing under item 15(a)(1), present fairly, in all material respects, the financial position of Integrated Device Technology, Inc. and its subsidiaries at March 30, 2014 and March 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended March 30, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index under item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 30, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Jose, CA
May 28, 2014

INTEGRATED DEVICE TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands)	March 30, 2014	March 31, 2013
Assets
Current assets:
Cash and cash equivalents	$91,211	$130,837
Short-term investments	362,604	166,333
Accounts receivable, net of allowances of $3,134 and $2,787	68,904	62,083
Inventories	49,622	56,555
Income tax receivable	195	192
Prepayments and other current assets	12,839	24,505
Total current assets	585,375	440,505
Property, plant and equipment, net	69,827	74,988
Goodwill	135,644	144,924
Acquisition-related intangible assets, net	18,741	48,602
Deferred non-current tax assets	762	671
Other assets	20,611	18,889
Total assets	$830,960	$728,579
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$25,442	$23,244
Accrued compensation and related expenses	24,343	21,090
Deferred income on shipments to distributors	14,006	14,539
Deferred tax liabilities	1,346	1,000
Other accrued liabilities	11,525	14,652
Total current liabilities	76,662	74,525
Deferred tax liabilities	1,494	1,552
Long-term income tax payable	266	454
Other long-term liabilities	18,683	22,022
Total liabilities	97,105	98,553
Commitments and contingencies (Note 15)	—	—
Stockholders' equity:
Preferred stock: $.001 par value: 10,000 shares authorized; no shares issued	—	—
Common stock: $.001 par value: 350,000 shares authorized; 149,996 and 146,253 shares outstanding at March 30, 2014 and March 31, 2013, respectively	150	146
Additional paid-in capital	2,467,341	2,407,998
Treasury stock at cost: 94,556 shares and 90,426 shares at March 30, 2014 and March 31, 2013, respectively	(1,021,301)	(977,296)
Accumulated deficit	(713,944)	(802,308)
Accumulated other comprehensive income	1,609	1,486
Total stockholders' equity	733,855	630,026
Total liabilities and stockholders' equity	$830,960	$728,579

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
(In thousands, except per share data)	March 30, 2014	March 31, 2013	April 1, 2012
Revenues	$484,779	$484,452	$526,696
Cost of revenues	211,877	214,728	246,190
Gross profit	272,902	269,724	280,506
Operating expenses:
Research and development	140,799	159,471	158,749
Selling, general and administrative	101,148	117,648	100,277
Total operating expenses	241,947	277,119	259,026
Operating income (loss)	30,955	(7,395)	21,480
Gain on divestitures, net	78,632	7,986	20,656
Other-than-temporary impairment loss on investments	—	(1,708)	(2,797)
Interest income (expense) and other, net	2,707	1,708	(1,118)
Income before income taxes from continuing operations	112,294	591	38,221
Income tax expense (benefit)	981	(2,120)	268
Net income from continuing operations	111,313	2,711	37,953

Discontinued operations:
Gain from divestiture	—	886	45,939
Loss from discontinued operations before income taxes	(22,938)	(23,653)	(25,521)
Income tax expense (benefit)	11	116	(89)
Net income (loss) from discontinued operations	(22,949)	(22,883)	20,507

Net income (loss)	$88,364	$(20,172)	$58,460

Basic net income per share – continuing operations	$0.74	$0.02	$0.26
Basic net income (loss) per share – discontinued operations	$(0.15)	$(0.16)	$0.15
Basic net income (loss) per share	$0.59	$(0.14)	$0.41

Diluted net income per share – continuing operations	$0.73	$0.02	$0.26
Diluted net income (loss) per share – discontinued operations	$(0.15)	$(0.16)	$0.14
Diluted net income (loss) per share	$0.58	$(0.14)	$0.40

Weighted average shares:
Basic	149,480	144,014	143,958
Diluted	153,369	145,678	145,848

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Fiscal Year Ended
(in thousands)	March 30, 2014	March 31, 2013	April 1, 2012
Net income (loss)	$88,364	$(20,172)	$58,460
Other comprehensive income (loss), net of taxes:
Currency translation adjustments, net of tax	(66)	235	(383)
Change in net unrealized gain (loss) on investments, net of tax	194	(35)	(61)
Actuarial loss on post-employment and post-retirement benefit plans, net of tax	(5)	(77)	—
Total other comprehensive income (loss)	123	123	(444)
Comprehensive income (loss)	$88,487	$(20,049)	$58,016

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
(in thousands)	March 30, 2014	March 31, 2013	April 1, 2012
Cash flows provided by operating activities:
Net income (loss)	$88,364	$(20,172)	$58,460
Adjustments:
Depreciation	20,872	20,089	18,818
Amortization of intangible assets	24,793	20,546	16,489
Goodwill and acquisition-related intangible asset impairment	7,230	—	—
Asset impairment	—	584	—
Gain from divestitures	(78,632)	(8,872)	(66,595)
Stock-based compensation expense, net of amounts capitalized in inventory	13,352	13,272	16,795
Other-than-temporary impairment loss on investments	—	1,708	2,797
Deferred tax provision	(8)	(3,492)	90
Tax benefit from share-based payment arrangements	—	—	(562)
Changes in assets and liabilities (net of amounts acquired):
Accounts receivable, net	(6,821)	2,483	21,189
Inventories	2,935	15,510	(4,802)
Prepayments and other assets	4,348	15,921	(637)
Accounts payable	(144)	(3,163)	(12,154)
Accrued compensation and related expenses	1,847	(6,933)	(5,767)
Deferred income on shipments to distributors	(533)	(245)	1,410
Income taxes payable and receivable	(888)	929	1,439
Other accrued liabilities and long-term liabilities	(1,086)	(4,091)	(13,193)
Net cash provided by operating activities	75,629	44,074	33,777
Cash flows provided by (used for) investing activities:
Acquisitions, net of cash acquired	—	(68,341)	(1,957)
Cash in escrow related to acquisitions	6,000	(7,816)	—
Proceeds from divestitures	96,299	14,237	70,242
Purchases of property, plant and equipment, net	(17,448)	(27,854)	(22,396)
Purchase of intangible assets	—	—	(5,000)
Proceeds from sale of non-marketable security	—	—	2,619
Purchases of short-term investments	(463,283)	(207,576)	(492,672)
Proceeds from sales of short-term investments	231,890	59,850	295,908
Proceeds from maturities of short-term investments	34,422	171,709	200,743
Net cash provided by (used for) investing activities	(112,120)	(65,791)	47,487
Cash flows provided by (used for) financing activities:
Proceeds from issuance of common stock	46,066	17,395	16,288
Repurchase of common stock	(44,005)	—	(67,472)
Payment of acquisition related contingent consideration	(5,130)	—	—
Excess tax benefit from share-based payment arrangements	—	—	562
Net cash provided by (used for) financing activities	(3,069)	17,395	(50,622)
Effect of exchange rates on cash and cash equivalents	(66)	235	(398)
Net increase (decrease) in cash and cash equivalents	(39,626)	(4,087)	30,244
Cash and cash equivalents at beginning of period	130,837	134,924	104,680
Cash and cash equivalents at end of period	$91,211	$130,837	$134,924
Supplemental disclosure of cash flow information
Cash paid for:
Interest	$22	$1,374	$1,184
Income taxes, net of refunds	$1,848	$(84)	$(197)
Non-cash investing and financing activities:
Additions to property, plant and equipment included in accounts payable	$223	$523	$2,489
The accompanying notes are an integral part of these consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock and Additional Paid-In Capital		Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
(in thousands)	Shares	Dollars
Balance, April 3, 2011	148,352	$2,343,874	$(909,824)	$(840,596)	$1,807	$595,261
Net income	—	—	—	58,460	—	58,460
Other comprehensive loss	—	—	—	—	(444)	(444)
Issuance of common stock	4,231	16,288	—	—	—	16,288
Repurchase of common stock	(10,389)	—	(67,472)	—	—	(67,472)
Excess tax benefit from stock option	—	562	—	—	—	562
Stock-based compensation expense	—	16,733	—	—	—	16,733
Balance, April 1, 2012	142,194	2,377,457	(977,296)	(782,136)	1,363	619,388
Net loss	—	—	—	(20,172)	—	(20,172)
Other comprehensive income	—	—	—	—	123	123
Issuance of common stock	4,059	17,395	—	—	—	17,395
Stock-based compensation expense	—	13,292	—	—	—	13,292
Balance, March 31, 2013	146,253	2,408,144	(977,296)	(802,308)	1,486	630,026
Net income	—	—	—	88,364	—	88,364
Other comprehensive income	—	—	—	—	123	123
Issuance of common stock	7,873	46,066	—	—	—	46,066
Repurchase of common stock	(4,130)	—	(44,005)	—	—	(44,005)
Stock-based compensation expense	—	13,281	—	—	—	13,281
Balance, March 30, 2014	149,996	$2,467,491	$(1,021,301)	$(713,944)	$1,609	$733,855

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
Basis of Presentation.    The Company's fiscal year is the 52 or 53 week period ending on the Sunday nearest to March 31. Fiscal 2014 included 52 weeks and ended on March 30, 2014. Fiscal 2013 included 52 weeks and ended on March 31, 2013 and fiscal 2012 included 52 weeks and ended on April 1, 2012.
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
Income Taxes.  The Company accounts for income taxes under an asset and liability approach that requires the expected future tax consequences of temporary differences between book and tax bases of assets and liabilities be recognized as deferred tax assets and liabilities. Generally accepted accounting principles require the Company to evaluate its ability to realize the value of its net deferred tax assets on an ongoing basis. A valuation allowance is recorded to reduce the net deferred tax assets to an amount that will more likely than not be realized. Accordingly, the Company considers various tax planning strategies, forecasts of future taxable income and its most recent operating results in assessing the need for a valuation allowance. In the consideration of the ability to realize the value of net deferred tax assets, recent results must be given substantially more weight than any projections of future profitability. Since the fourth quarter of fiscal 2003, the Company determined that, under applicable accounting principles, it could not conclude that it was more likely than not that the Company would realize the value of its net deferred tax assets. The Company’s assumptions regarding the ultimate realization of these assets remained unchanged in fiscal 2014 and accordingly, the Company continues to record a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized.
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
Distributors who serve our customers worldwide and distributors who serve our customers in the U.S. and Europe regions, who have stock rotation, price protection and ship from stock pricing adjustment rights, the Company defers revenue and related cost of revenues on sales to these distributors until the product is sold through by the distributor to an end-customer.  Subsequent to shipment to the distributor, the Company may reduce product pricing through price protection based on market conditions, competitive considerations and other factors.  Price protection is granted to distributors on the inventory that they have on hand at the date the price protection is offered.  The Company also grants certain credits to its distributors on specifically identified portions of the distributors’ business to allow them to earn a competitive gross margin on the sale of the Company’s products to their end customers.  As a result of its inability to estimate these credits, the Company has determined that the sales price to these distributors is not fixed or determinable until the final sale to the end-customer.
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
Comprehensive Income (Loss).    Comprehensive income (loss) is comprised of net income and unrealized gains and losses on available-for-sale securities and foreign exchange contracts and changes in pension liabilities. Accumulated other comprehensive income (loss), as presented on the accompanying balance sheets, consists of net unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments, and changes in pension liabilities, net of tax.
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
Sales through a distributor, Avnet, represented approximately 12%, 10% and 11% of the Company’s revenues in fiscal 2014, 2013 and 2012, respectively. Sales through another distributor, Maxtek and its affiliates, represented approximately 13% and 15% of the Company’s revenues in fiscal 2013 and 2012, respectively, and sales through another distributor, Uniquest, represented approximately 10%, of the Company's revenues in both fiscal 2013 and 2012. As of March 30, 2014, two distributors represented 15%, and 14%, of the Company’s gross accounts receivable. At March 31, 2013, four distributors represented 15%, 15%, 12% and 11% of the Company’s gross accounts receivable.
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
Recent Accounting Pronouncements.
Accounting Pronouncements Recently Adopted
In July 2012, the Financial Accounting Standards Board (“FASB”) issued an amendment to its guidance regarding the testing of indefinite-lived intangible assets for impairment. This amended guidance allows an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with the guidance on the impairment of intangible assets other than goodwill. This amended guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this guidance had no impact on the Company’s consolidated financial statements.
Accounting Pronouncements Not Yet Effective for Fiscal 2014
In February 2013, the FASB issued guidance for the recognition, measurement and disclosure of certain obligations resulting from joint and several liability arrangements for which the total amount is fixed. Such obligations may include debt arrangements, legal settlements and other contractual arrangements. The guidance is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2013, which is the first quarter of fiscal 2015 for the Company, and should be applied retrospectively to all prior periods presented for those obligations within the scope which existed as of the beginning of the fiscal year of adoption. Early adoption is permitted. The Company is currently evaluating the new guidance.
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
In July 2013, the FASB issued new accounting guidance on the presentation of unrecognized tax benefits. The new guidance requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows: to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use the deferred tax  asset for such purpose, then the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2013, with early adoption permitted. The Company has historically accounted for its unrecognized tax benefits in accordance with this guidance and as such, adoption of this guidance has no impact on its financial position, cash flows or results of operations.
Note 2. Net Income Per Share From Continuing Operations
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

The following table sets forth the computation of basic and diluted net income per share:

	Fiscal Year Ended
(in thousands, except per share amounts)	March 30, 2014	March 31, 2013	April 1, 2012
Numerator (basic and diluted):
Net income from continuing operations	$111,313	$2,711	$37,953

Denominator:
Weighted average common shares outstanding, basic	149,480	144,014	143,958
Dilutive effect of employee stock options and restricted stock units	3,889	1,664	1,890
Weighted average common shares outstanding, diluted	153,369	145,678	145,848

Basic net income per share from continuing operations	$0.74	$0.02	$0.26
Diluted net income per share from continuing operations	$0.73	$0.02	$0.26
Potential dilutive common shares of 1.5 million, 12.0 million and 11.1 million pertaining to employee stock options, restricted stock and performance stock units were excluded from the calculation of diluted earnings per share for the fiscal years ended March 30, 2014, March 31, 2013 and April 1, 2012, respectively, because the effect would have been anti-dilutive.
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
Acquisition of NXP B.V.'s Data Converter Business
On July 19, 2012, the Company completed an acquisition of certain assets related to technology and products developed for communications analog mixed-signal market applications from NXP B.V. for an aggregate cash purchase price of approximately $31.2 million, less a $4.0 million credit from NXP B.V. for certain accrued liabilities assumed by the Company from NXP B.V. resulting in a net aggregate purchase price of $27.2 million. The Company incurred approximately $3.9 million in acquisition related costs, which were included in loss from discontinued operations on the Consolidated Statements of Operations for the fiscal year ended March 31, 2013.

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

Goodwill:
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
Intangible Assets:
Existing technologies consist of NXP's data converter products that have reached technological feasibility and in-process research and development (IPR&D) which consists of projects that have not reached technological feasibility. The Company valued the existing technologies and IPR&D utilizing a multi-period excess earnings method (Excess Earnings Method), which uses the discounted future earnings specifically attributed to these intangible assets, that is, in excess of returns for other assets that contributed to those earnings. The Company utilized discount factors of 26% for the existing technologies. A discount factor of 31% was utilized for IPR&D. The Company valued the backlog using the Excess Earnings Method and a discount rate of 19%.
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
Discontinued operation:
The financial results of the acquired NXP's data converter products have been included in the Company's HSC business since the closing of the acquisition. In the third quarter of fiscal 2014, the Company initiated a plan to divest its HSC business. The HSC business was included in the Company’s Communications reportable segment. For financial statements purposes, the results of operations for the HSC business have been segregated from those of the continuing operations and are presented in the Company's consolidated financial statements as discontinued operations (see Note 4).

Acquisition of Fox Enterprises, Inc.
On April 30, 2012, the Company completed the acquisition of Fox Enterprises, Inc. (Fox), a leading supplier of frequency control products including crystals and crystal oscillators, in an all-cash transaction for approximately $28.9 million, which included $25.7 million in cash paid at closing and $3.2 million which was recorded as a liability representing the fair value of contingent cash consideration of up to $4.0 million based upon the achievement of future financial milestones, which would be payable after 1 year from the acquisition date. In June 2013, the Company settled the contingent consideration and paid Fox $3.3 million.
The Company allocated the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess purchase price over those fair values was recorded as goodwill. The fair values assigned to tangible and intangible assets acquired were based on management estimates and assumptions.
The Company incurred approximately $0.2 million of acquisition-related costs in fiscal 2013 and these costs were included in selling, general and administrative expenses in the Consolidated Statements of Operations.
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

In-process research and development (IPR&D):
The Company utilized the DCF method to value the IPR&D using a discount factor of 21%. This IPR&D was completed and began amortization in fiscal 2013.
The financial results of Fox have been included in the Company’s Consolidated Statements of Operations from April 30, 2012, the closing date of the acquisition. Pro forma earnings information has not been presented because the effect of the acquisition is not material to the Company’s historical financial statements.
Acquisition of Alvand Technologies, Inc.
On April 16, 2012, the Company completed the acquisition of Alvand Technologies Inc., a leading analog integrated circuits company specializing in data converters, for total purchase consideration of approximately $23.3 million, of which $20.5 million was paid in cash at closing and $2.8 million was recorded as a liability representing the fair value of contingent cash consideration of up to $4.0 million based upon the achievement of future product development milestones to be completed within 3 years following the acquisition date. Payments will be made on a proportionate basis upon the completion of each milestone. As of March 31, 2013, the fair value of the contingent consideration was re-measured based on a revised product development forecast for the business and increased $0.5 million to $3.3 million. As of March 30, 2014, the fair value of the contingent consideration was again re-measured based on a revised product development forecast for the business and increased $0.6 million . The change in the fair value of the contingent consideration was recorded in selling, general and administrative expense. During the fiscal year 2014 the Company paid $1.8 million in contingent consideration and the remaining estimated fair value of the unpaid contingent consideration for Alvand Technologies as of March 30, 2014 was $2.1 million.
The Company allocated the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess purchase price over those fair values was recorded as goodwill. The fair values assigned to tangible and intangible assets acquired were based on management estimates and assumptions.
The Company incurred approximately $0.1 million of acquisition-related costs in fiscal 2013, which are included loss from discontinued operations in the Consolidated Statements of Operations.
The aggregate purchase price was allocated as follows:

(in thousands)	Fair Value
Cash	$147
Accounts receivable	211
Prepaid expenses	124
Property, plant and equipment, net	15
Accounts payable and other current liabilities	(707)
Backlog	1,500
Non-competition agreements	2,300
Goodwill	19,712
Total purchase price	$23,302
Intangible Assets:
Backlog consists of existing contracts. The Company valued the one-year of contractual backlog by calculating the present value of the projected cash flows that are expected to be generated by the backlog utilizing a discount factor of 15%. The Company amortized this intangible asset over 1 year on a straight-line basis.
The Company valued non-competition agreements estimating cash flows with and without non-competition agreements. The projected cash flows were discounted using a discount factor of 22%.
Discontinued operation:
The financial results of Alvand Technologies have been included in the Company’s HSC business since the closing of the acquisition. In the third quarter of fiscal 2014, the Company initiated a plan to divest its HSC business. The HSC business was included in the Company’s Communications reportable segment. For financial statements purposes, the results of operations for the HSC business have been segregated from those of the continuing operations and are presented in the Company's consolidated financial statements as discontinued operations (see Note 4).

Note 4. Discontinued Operations
High-Speed Converter (“HSC”) Business
In the third quarter of fiscal 2014, the Company initiated a project to divest its HSC business. The Company believes that this divestiture will allow it to strengthen its focus on its analog-intensive mixed-signal, timing and synchronization, and interface and connectivity solutions. The Company envisions fully divesting its HSC business within the twelve months from the initiation date of the plan and has classified these assets as held for sale and accordingly these assets are no longer being depreciated or amortized. At March 30, 2014, the HSC business long-lived assets classified as held for sale were $9.5 million and consisted of $2.9 million in fixed assets and $6.6 million in intangible assets. The fair value of the HSC business was based on the estimated sales price less estimated disposal costs.
The HSC business was included in the Company’s Communications reportable segment. For financial statements purposes, the results of operations for the HSC business have been segregated from those of the continuing operations and are presented in the Company's consolidated financial statements as discontinued operations.
The results of the HSC business discontinued operations for the fiscal years 2014, 2013 and 2012 were as follows (in thousands):

	For the Twelve Months Ended,
	March 30, 2014	March 31, 2013	April 1, 2012
Revenues	$3,466	$2,784	$—
Cost of revenue	2,935	2,908	—
Goodwill and long-lived assets impairment	4,797	—	—
Operating expenses	18,622	18,398	630
Other income (expenses)	(50)	—	—
Income tax expense	11	113	—
Net loss from discontinued operations	$(22,949)	$(18,635)	$(630)

Video Business
On September 26, 2011, the Company completed the transfer of certain assets related to IDT’s Hollywood Quality Video (HQV) and Frame Rate Conversion (FRC) video processing product lines to Qualcomm pursuant to an Asset Purchase Agreement. The sale of these HQV and FRC video processing assets was intended to allow the Company to intensify focus on its analog-intensive mixed-signal, timing, and interface and solutions. Upon the closing of the transaction, Qualcomm paid the Company $58.7 million in cash consideration, of which $6.0 million was held in an escrow account for a period of two years and during fiscal 2014 this amount was received in full. The Company’s HQV and FRC product lines represented a significant portion of the Company’s video business assets. In the second quarter of fiscal 2012, the Company recorded a gain of $45.9 million related to this divestiture. The following table summarizes the components of the gain (in thousands):

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
The results of discontinued operations for the fiscal years 2013 and 2012 are as follows (in thousands):

	For the Fiscal Year Ended
	March 31, 2013	April 1, 2012
Revenues	$2,429	$9,620
Cost of revenue	3,006	11,271
Operating expenses	4,554	23,240
Gain on divestiture	886	45,939
Income tax expense (benefit)	3	(89)
Net income (loss) from discontinued operations	$(4,248)	$21,137

Note 5. Other Divestitures (not accounted for as discontinued operations)
Sale of Certain Assets of Audio Business
On December 13, 2013, Integrated Device Technology, Inc. and Integrated Device Technology (Malaysia) Sdn. Bhd., a wholly-owned subsidiary of IDT (collectively “IDT”), completed the sale of certain assets of its Audio business to Stravelis, Inc. for $0.2 million in cash and up to a maximum of $1.0 million additional consideration contingent upon future revenues. The Company estimates the fair value of the contingent consideration to be zero based on the estimated probability of attainment of future revenue targets. In addition, the Company recorded a $0.3 million liability for services to be provided at no charge by IDT for the first year following the acquisition date. The Company recorded a loss of $3.7 million on divestiture related to this transaction in the third quarter of fiscal 2014.

The following table summarizes the components of the loss on divestiture (in thousands):

Amount
Cash proceeds from sale	$200
Maximum contingent consideration	1,000
Total consideration	$1,200

Fair value adjustment to contingent consideration	$(1,000)
Fair value adjustment to transitional services agreement	(300)
Fixed assets	(135)
Inventories	(3,051)
Other assets	(304)
Transaction and other costs	(126)
Loss on divestiture	$(3,716)
Prior to the divestiture, this business was part of a larger cash-flow generating product group and did not, on its own, represent a separate operation of the Company and, therefore, this sale did not qualify as discontinued operations.
Sale of Certain Assets of PCI Express ("PCIe") Enterprise Flash Controller Business
On July 12, 2013, Integrated Device Technology, Inc. and Integrated Device Technology (Malaysia) Sdn. Bhd., a wholly-owned subsidiary of IDT (collectively “IDT”), completed the sale of certain assets of its PCI Express ("PCIe") enterprise flash controller business to PMC-Sierra, Inc.(“PMC”), for $96.1 million in cash.
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
Sale of Smart Meter Business
On March 7, 2013, the Company completed the sale of its smart metering business and related assets to Atmel Corporation for $10.3 million in cash, of which $1.0 million was held in an escrow account for a period of one year and was received in full in fiscal 2014. In the fourth quarter of fiscal 2013, the Company recorded a gain of $8.0 million related to this divestiture. Prior to the divestiture, the smart meter business was part of a larger cash-flow generating product group and did not, on its own, represent a separate operation of the Company and, therefore, this sale did not qualify as discontinued operations. The following table summarizes the components of the gain on divestiture (in thousands):

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

Note 6. Fair Value Measurement
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

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 30, 2014:

	Fair Value at Reporting Date Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Cash equivalents and short-term investments:
U.S. government treasuries and agencies securities	$112,253	$—	$—	$112,253
Money market funds	53,430	—	—	53,430
Asset-backed securities	—	22,332	—	22,332
Corporate bonds	—	199,806	—	199,806
International government bonds	—	3,014	—	3,014
Corporate commercial paper	—	6,246	—	6,246
Bank deposits	—	18,538	—	18,538
Repurchase agreements	—	46	—	46
Municipal bonds	—	9,210	—	9,210
Total assets measured at fair value	$165,683	$259,192	$—	$424,875
Liabilities:
Fair value of contingent consideration	—	—	2,140	2,140
Total liabilities measured at fair value	$—	$—	$2,140	$2,140
The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2013:

	Fair Value at Reporting Date Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents and short-term investments:
U.S. government treasuries and agencies securities	$87,379	$—	$—	$87,379
Money market funds	79,083	—	—	79,083
Asset-backed securities		9,855		9,855
Corporate bonds	—	58,716	—	58,716
International government bonds	—	3,066		3,066
Bank deposits	—	16,583	—	16,583
Municipal bonds	—	2,094	—	2,094
Total assets measured at fair value	$166,462	$90,314	$—	$256,776
Liabilities:
Fair value of contingent consideration	—	—	6,695	6,695
Total liabilities measured at fair value	$—	$—	$6,695	$6,695
U.S. government treasuries and U.S. government agency securities as of March 30, 2014 and March 31, 2013 do not include any U.S. government guaranteed bank issued paper. Corporate bonds include bank-issued securities that are guaranteed by the Federal Deposit Insurance Corporation (FDIC).

The securities in Level 1 are highly liquid and actively traded in exchange markets or over-the-counter markets. Level 2 fixed income securities are priced using quoted market prices for similar instruments, non-binding market prices that are corroborated by observable market data.
In connection with the acquisitions of Fox Enterprises and Alvand Technologies (See "Note 3 - Business Combinations"), liabilities were recognized for the Company’s estimate of the fair value of contingent consideration on the acquisition dates based on probability-based forecasted revenues, gross profits and attainment of product development milestones. These fair value measurements are based on significant inputs not observed in the market and thus represent a Level 3 measurement, which reflect the Company’s own assumptions concerning future revenues, gross profit and product development milestones of the acquired businesses in measuring fair value. During the fiscal year 2014, the Company settled the contingent consideration with Fox and paid $3.3 million to the former shareholders of Fox. Also during the fiscal year 2014 the Company paid $1.8 million in contingent consideration for Alvand Technologies. The remaining estimated fair value of the contingent consideration for Alvand Technologies as of March 30, 2014 was $2.1 million.
The following table summarizes the change in the fair value of liabilities measured using significant unobservable inputs (Level 3) for fiscal 2014:

(in thousands)	Estimated Fair Value
Balance as of March 31, 2013	$6,695
Changes of fair value during the year	575
Payment made during the year	(5,130)
Balance as of March 30, 2014	$2,140
Cash equivalents are highly liquid investments with original maturities of three months or less at the time of purchase. The Company maintains its cash and cash equivalents with reputable major financial institutions.  Deposits with these banks may exceed the FDIC insurance limits or similar limits in foreign jurisdictions. These deposits typically may be redeemed upon demand and, therefore, bear minimal risk.  While the Company monitors daily the cash balances in its operating accounts and adjusts the balances as appropriate, these balances could be affected if one or more of the financial institutions with which the Company deposits fails or is subject to other adverse conditions in the financial markets.  As of March 30, 2014, the Company has not experienced any losses in its operating accounts.
All of the Company’s available-for-sale investments are subject to a periodic impairment review. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. This determination requires significant judgment. For publicly traded investments, impairment is determined based upon the specific facts and circumstances present at the time, including a review of the closing price over the length of time, general market conditions and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for recovery. Although the Company believes its portfolio continues to be comprised of sound investments due to high credit ratings and government guarantees of the underlying investments, a further decline in the capital and financial markets would adversely impact the market values of its investments and their liquidity. The Company continually monitors the credit risk in its portfolio and future developments in the credit markets and makes appropriate changes to its investment policy as deemed necessary.  The Company did not record any impairment charges related to its available-for-sale investments in fiscal 2014 and 2013.

Note 7. Investments
Available-for-Sale Securities
Available-for-sale investments at March 30, 2014 were as follows:

(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government treasuries and agencies securities	$112,268	$76	$(91)	$112,253
Money market funds	53,430	—	—	53,430
Asset-backed securities	22,330	11	(9)	22,332
Corporate bonds	199,598	335	(127)	199,806
International government bonds	3,023	—	(9)	3,014
Corporate commercial paper	6,246	—	—	6,246
Bank deposits	18,538	—	—	18,538
Repurchase agreements	46	—	—	46
Municipal bonds	9,196	32	(18)	9,210
Total available-for-sale investments	424,675	454	(254)	424,875
Less amounts classified as cash equivalents	(62,271)	—	—	(62,271)
Short-term investments	$362,404	$454	$(254)	$362,604
Available-for-sale investments at March 31, 2013 were as follows:

(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government treasuries and agencies securities	$87,356	$24	$(1)	$87,379
Money market funds	79,083	—	—	79,083
Asset-backed securities	9,860	2	(7)	9,855
Corporate bonds	58,733	33	(50)	58,716
International government bonds	3,069	1	(4)	3,066
Bank deposits	16,583	—	—	16,583
Municipal bonds	2,089	5	—	2,094
Total available-for-sale investments	256,773	65	(62)	256,776
Less amounts classified as cash equivalents	(90,443)	—	—	(90,443)
Short-term investments	$166,330	$65	$(62)	$166,333
The cost and estimated fair value of available-for-sale debt securities at March 30, 2014, by contractual maturity, were as follows:

(in thousands)	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$173,850	$173,891
Due in 1-2 years	101,275	101,378
Due in 2-5 years	149,550	149,606
Total investments in available-for-sale debt securities	$424,675	$424,875

The cost and estimated fair value of available-for-sale debt securities at March 31, 2013, by contractual maturity, were as follows:

(in thousands)	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$186,747	$186,771
Due in 1-2 years	25,053	25,038
Due in 2-5 years	44,973	44,967
Total investments in available-for-sale debt securities	$256,773	$256,776
The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses as of March 30, 2014, aggregated by investment category and length of time that individual securities have been in a continuous loss position.

	Less Than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$52,783	$(127)	$—	$—	$52,783	$(127)
Asset-backed securities	11,156	(9)	—	—	11,156	(9)
U.S. government treasuries and agencies securities	36,403	(91)	—	—	36,403	(91)
Municipal bonds	$4,000	$(18)	—	—	4,000	(18)
International government bonds	3,014	(9)	—	—	3,014	(9)
Total	$107,356	$(254)	$—	$—	$107,356	$(254)
The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses, as of March 31, 2013, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	Less Than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$32,009	$(50)	$—	$—	$32,009	$(50)
Asset-backed securities	6,473	(7)			6,473	(7)
U.S. government treasuries and agencies securities	3,324	(1)	—	—	3,324	(1)
International government bonds	1,007	(4)	—	—	1,007	(4)
Total	$42,813	$(62)	$—	$—	$42,813	$(62)
Currently, a significant portion of the Company’s available-for-sale investments that it holds are high grade instruments.  As of March 30, 2014, the unrealized losses on the Company’s available-for-sale investments represented an insignificant amount in relation to its total available-for-sale portfolio. Substantially all of the Company’s unrealized losses on its available-for-sale marketable debt instruments can be attributed to fair value fluctuations in an unstable credit environment that resulted in a decrease in the market liquidity for debt instruments.  Because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, the Company did not consider these investments to be other-than-temporarily impaired at March 30, 2014 or March 31, 2013.
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
During fiscal 2013, the Company determined that the carrying values of two of its non-marketable private equity investments were impaired and recorded a $1.7 million other-than-temporary impairment loss during the period. During fiscal 2012 the Company determined that the carrying values of two of its non-marketable private equity investments were impaired and recorded a $3.4 million other-than-temporary impairment loss during the period. Also during fiscal 2012, the Company sold a non-marketable equity security for $2.6 million and recorded a gain on sale of $0.6 million in the period. The aggregate carrying value of the Company’s non-marketable equity securities was zero as of March 30, 2014 and March 31, 2013, respectively.  The Company did not recognize any impairment loss in fiscal 2014.
Note 8. Stock-Based Employee Compensation
Equity Incentive Programs
The Company currently issues awards under three equity-based plans in order to provide additional incentive and retention to directors and employees who are considered to be essential to the long-range success of the Company.  These plans are further described below.
2004 Equity Plan (2004 Plan)
In September 2004, the Company’s stockholders approved the 2004 Plan.  On July 21, 2010, the Board of Directors of the Company approved an amendment to the Company’s 2004 Plan to increase the number of shares of common stock reserved for issuance thereunder from 28,500,000 shares to 36,800,000 shares (an increase of 8,300,000 shares), provided, however, that the aggregate number of common shares available for issuance under the 2004 Plan is reduced by 1.74 shares for each common share delivered in settlement of any full value award, which are awards other than stock options and stock appreciation rights, that are granted under the 2004 Plan on or after September 23, 2010.  On September 23, 2010, the stockholders of the Company approved the proposed amendment described above, which also includes certain other changes to the 2004 Plan, including an extension of the term of the 2004 Plan. Options granted by the Company under the 2004 Plan generally expire seven years from the date of grant and generally vest over a four-year period from the date of grant, with one-quarter of the shares of common stock vesting on the one-year anniversary of the grant date and the remaining shares vesting monthly for the 36 months thereafter.  The exercise price of the options granted by the Company under the 2004 Plan shall not be less than 100% of the fair market value for a common share subject to such option on the date the option is granted.  Full value awards made under the 2004 Plan shall become vested over a period of not less than 3 years (or, if vesting is performance-based, over a period of not less than one year) following the date such award is made; provided, however, that full value awards that result in the issuance of an aggregate of up to 5% of common stock available under the 2004 Plan may be granted to any one or more participants without respect to such minimum vesting provisions.   As of March 30, 2014, there were 14.6 million shares available for future grant under the 2004 Plan.
Compensation Expense
The following table summarizes stock-based compensation expense by line items appearing in the Company’s Consolidated Statement of Operations:

	Fiscal Year Ended
(in thousands)	March 30, 2014	March 31, 2013	April 1, 2012
Cost of revenue	$1,189	$1,113	$1,784
Research and development	5,601	6,692	8,566
Selling, general and administrative	5,887	5,250	5,983
Discontinued operations	675	217	400
Total stock-based compensation expense	$13,352	$13,272	$16,733
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

	Fiscal Year Ended
	March 30, 2014	March 31, 2013	April 1, 2012
Stock option plans:
Expected term	4.60 years	4.64 years	4.31 years
Risk-free interest rate	0.95%	0.73%	1.33%
Volatility	40.1%	45.0%	43.5%
Dividend yield	—%	—%	—%
Weighted-average grant-date fair value	$2.99	$2.18	$2.86
ESPP:
Expected term	0.25 years	0.25 years	0.25 years
Risk-free interest rate	0.06%	0.08%	0.03%
Volatility	35.5%	35.0%	47.7%
Dividend yield	—%	—%	—%
Weighted-average grant-date fair value	$1.89	$1.42	$1.53
The following is a summary of the Company's stock option activity and related weighted average exercise prices for each category:

	Fiscal 2014
(shares in thousands)	Shares	Price
Beginning stock options outstanding	12,817	$7.12
Granted	1,946	8.67
Exercised (1)	(5,766)	6.48
Canceled	(3,395)	8.95
Ending stock options outstanding	5,602	$7.21
Ending stock options exercisable	3,210	$6.99

(1)	Upon exercise, the Company issues new shares of common stock.

The following is a summary of information about stock options outstanding at March 30, 2014:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding (in thousands)	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Number Exercisable (in thousands)	Weighted-Average Exercise Price
4.84 - 5.33	653	3.50	$5.18	449	$5.13
5.40-5.75	654	3.58	5.71	542	5.72
5.77 - 5.77	969	5.10	5.77	348	5.77
5.79-6.00	752	2.08	5.93	707	5.93
6.04-7.24	358	3.93	6.75	233	6.69
7.67-7.67	626	6.13	7.67	—	—
7.81-8.22	106	2.47	8.02	87	8.06
8.49-8.49	809	4.06	8.49	518	8.49
8.69-12.51	583	4.84	11.82	233	11.86
14.15-16.26	92	0.13	15.01	93	15.01
	5,602	4.06	$7.21	3,210	$6.99
As of March 30, 2014, the weighted-average remaining contractual life of stock options outstanding was 4.06 years and the aggregate intrinsic value was $26.9 million.  The weighted-average remaining contractual life of stock options exercisable was 3.03 years and the aggregate intrinsic value was $16.3 million.  Unrecognized compensation cost related to non-vested stock options, net of estimated forfeitures, was $2.3 million and will be recognized over a weighted-average period of 1.15 years.
As of March 30, 2014, stock options vested and expected to vest totaled approximately 5.1 million with a weighted-average exercise price of $7.15 and a weighted-average remaining contractual life of 3.91 years.  The aggregate intrinsic value as of March 30, 2014 was approximately $25.0 million.
Restricted Stock Units
Restricted stock units granted by the Company under the 2004 Plan generally vest over at least a three year period from the grant date with one-third of restricted stock units vesting on each one-year anniversary. As of March 30, 2014, 2.9 million restricted stock unit awards were outstanding under the 2004 Plan.
The following table summarizes the Company’s restricted stock unit activity and related weighted-average exercise prices for each category:

	Fiscal 2014
(shares in thousands)	Shares	Weighted- Average Grant Date Fair Value Per Share
Beginning RSUs outstanding	2,591	$6.26
Granted	2,123	8.17
Released	(901)	6.26
Forfeited	(889)	6.98
Ending RSUs outstanding	2,924	$7.43
As of March 30, 2014, restricted stock units expected to vest totaled approximately 2.4 million with a weighted-average remaining contract life of 1.24 years.  The aggregate intrinsic value was approximately $29.0 million.
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
The following table summarizes the Company’s performance stock unit activity and related weighted-average exercise prices for each category:

	Fiscal 2014
(shares in thousands)	Shares	Weighted- Average Grant Date Fair Value Per Share
Beginning PSUs outstanding	744	$7.50
Granted	491	8.46
Released	—	—
Forfeited	(431)	8.04
Ending PSUs outstanding	804	$7.79
As of March 30, 2014, performance stock units expected to vest totaled approximately 0.6 million with a weighted-average remaining contract life of 1.20 years.  The aggregate intrinsic value was approximately $7.6 million.
2009 Employee Stock Purchase Plan (2009 ESPP)
On June 18, 2009, the Board approved implementation of the 2009 Employee Stock Purchase Plan (2009 ESPP) and authorized the reservation and issuance of up to 9,000,000 shares of the Company’s common stock, subject to stockholder approval. On September 17, 2009, the Company’s stockholders approved the plan at the 2009 Annual Meeting of Stockholders.  The 2009 ESPP is intended to be implemented in successive quarterly purchase periods commencing on the first day of each fiscal quarter of the Company.  In order to maintain its qualified status under Section 423 of the Internal Revenue Code, the 2009 ESPP imposes certain restrictions, including the limitation that no employee is permitted to participate in the 2009 ESPP if the rights of such employee to purchase common stock of the Company under the 2009 ESPP and all similar purchase plans of the Company or its subsidiaries would accrue at a rate which exceeds $25,000 of the fair market value of such stock (determined at the time the right is granted) for each calendar year. At the 2012 annual meeting of stockholders on September 13, 2012, the Company's stockholders approved an additional 5,000,000 shares. On July 12, 2013, the Company filed an a registration statement on Form S-8 with the SEC to add the additional shares to the 2009 ESPP. The number of shares of common stock reserved for issuance thereunder increased from 9,000,000 shares to 14,000,000 shares.
Activity under the Company’s ESPP is summarized in the following table:

(in thousands, except per share amounts)	Fiscal 2014	Fiscal 2013	Fiscal 2012
Number of shares issued	1,206	1,679	2,351
Average issuance price	$7.23	$5.13	$4.83
Number of shares available at year-end	5,019	1,226	2,905

Note  9. Stockholders' Equity
Stock Repurchase Program. On July 21, 2010, the Company’s Board of Directors approved a share repurchase plan to repurchase up to $225 million of its common stock. In fiscal 2012, the Company repurchased approximately 10.4 million shares at an average price of $6.49 per share for a total purchase price of $67.5 million under this program. In fiscal 2013, the Company made no repurchases under the program. On October 22, 2013, the Company's Board approved a new share repurchase authorization for $150 million. In fiscal 2014, the Company repurchased 4.1 million shares for $44.0 million.
As of March 30, 2014, approximately $106 million was available for future purchase under this new share repurchase program.  Share repurchases were recorded as treasury stock and resulted in a reduction of stockholders’ equity.   The program is intended to reduce the number of outstanding shares of Common Stock to offset dilution from employee equity grants and increase stockholder value.

Note 10. Balance Sheet Detail

(in thousands)	March 30, 2014	March 31, 2013
Inventories, net
Raw materials	$7,745	$7,008
Work-in-process	18,436	24,123
Finished goods	23,441	25,424
Total inventories, net	$49,622	$56,555
Property, plant and equipment, net
Land	$11,724	$11,832
Machinery and equipment	289,393	296,174
Building and leasehold improvements	48,558	48,991
Total property, plant and equipment, gross	349,675	356,997
Less: accumulated depreciation *	(279,848)	(282,009)
Total property, plant and equipment, net **	$69,827	$74,988
Other current liabilities
Short-term portion of supplier obligations ***	$762	$407
Other ****	10,763	14,245
Total other current liabilities	$11,525	$14,652

Other long-term obligations
Deferred compensation related liabilities	$13,786	$14,615
Other	4,897	7,407
Total other long-term liabilities	$18,683	$22,022

* Depreciation expense was $20.9 million, $20.1 million and $18.8 million for fiscal 2014, fiscal 2013 and fiscal 2012, respectively.
** The Company envisions fully divesting its HSC business and has classified these assets as held for sale. As of March 30, 2014, the HSC business had of $2.9 million in fixed assets classified as held for sale.
*** Supplier obligations represent payments due under various software design tool and technology license agreements.
**** Other current liabilities consist primarily of acquisition related accrued contingent liabilities, accrued royalties and outside commissions, accrued severance costs and other accrued unbilled expenses.

Note 11. Deferred Income on Shipments to Distributors
Included in the caption “Deferred income on shipments to distributors” on the Consolidated Balance Sheets are amounts related to shipments to certain distributors for which revenue is not recognized until the Company's product has been sold by the distributor to an end customer. The components of deferred income on shipments to distributors as of March 30, 2014 and March 31, 2013 were as follows:

	Fiscal Year Ended
(in thousands)	March 30, 2014	March 31, 2013
Gross deferred revenue	$17,261	$17,581
Gross deferred costs	(3,255)	(3,042)
Deferred income on shipments to distributors	$14,006	$14,539
The gross deferred revenue represents the gross value of shipments to distributors at the list price billed to the distributor less any price protection credits provided to them in connection with reductions in list price while the products remain in their inventory.  The amount ultimately recognized as revenue will be lower than this amount as a result of ship from stock pricing credits which are issued in connection with the sell through of the Company's products to end customers. Historically, this amount represents on average approximately 37% of the list price billed to the customer.  The gross deferred costs represent the standard costs (which approximate actual costs) of products the Company sells to the distributors.  Although the Company monitors the levels and quality of inventory in the distribution channel, the Company's experience is that products returned from these distributors may be sold to a different distributor or in a different region of the world.  As such, inventory write-downs for products in the distribution channel have not been significant.

Note 12. Accumulated Other Comprehensive Income
Changes in the balance of accumulated other comprehensive income, net of taxes, by component consisted of the following:

(in thousands)	Cumulative translation adjustments	Unrealized gain on available-for-sale investments	Pension adjustments	Total
Balance, March 31, 2013	$1,563	$—	$(77)	$1,486
Other comprehensive income (loss) before reclassifications	(66)	291	1	226
Amounts reclassified out of AOCI	—	(97)	(6)	(103)
Net current-period other comprehensive income (loss)	(66)	194	(5)	123
Balance as of March 30, 2014	$1,497	$194	$(82)	$1,609
Comprehensive income components consisted of:

(in thousands)	March 30, 2014	Location
Unrealized holding gains (losses) on available-for-sale investments	$(97)	interest and other, net
Amortization of pension benefits prior service credits	(6)	operating expense
Total amounts reclassified out of accumulated other comprehensive income (loss)	$(103)

Note 13. Goodwill and Intangible Assets, Net
Goodwill activity for fiscal 2014 and fiscal 2013 was follows:

	Reportable Segment
(in thousands)	Communications	Computing and Consumer	Total
Balance as of April 1, 2012	$74,673	$21,419	$96,092
Dispositions	—	(700)	(700)
Additions	49,532	—	49,532
Balance as of March 31, 2013	124,205	20,719	144,924
Impairment losses	(2,161)	—	(2,161)
Dispositions	—	(7,323)	(7,323)
Additions	204	—	204
Balance as of March 30, 2014	$122,248	$13,396	$135,644
In the third quarter of the fiscal year ended March 30, 2014, the Company recorded a $2.1 million goodwill impairment loss associated with its HSC business which was classified as a discontinued operation. The impairment loss was included in loss from discontinued operations.

In the second quarter of the fiscal year ended March 30, 2014, the Company allocated $7.3 million in goodwill to the sale of certain assets of IDT's PCI Express enterprise flash controller business which was completed on July 12, 2013.

In the second quarter of the fiscal year ended March 31, 2013, the Company allocated $0.7 million in goodwill to the sale of the video processing business which was completed on August 1, 2012.

During the fiscal year ended March 31, 2013, the Company acquired $49.5 million in goodwill associated with the acquisitions of Fox Enterprises, Alvand Technologies and NXP B.V.'s data converter business (see Note 3). Goodwill was allocated based on the relative fair value method.

Goodwill balances as of March 30, 2014 and March 31, 2013 are net of $922.5 million and $920.4 million, respectively, in accumulated impairment losses.

Intangible asset balances as of March 30, 2014 and March 31, 2013 are summarized as follows:

	March 30, 2014
(in thousands)	Gross Assets	Accumulated Amortization	Net Assets (1)
Purchased intangible assets:
Existing technology	$217,923	$(203,888)	$14,035
Trademarks	4,411	(2,934)	1,477
Customer relationships	131,093	(128,681)	2,412
Non-compete agreements	2,275	(1,458)	817
Total purchased intangible assets	$355,702	$(336,961)	$18,741
(1) Includes $6.6 million in HSC assets held for sale.

	March 31, 2013
(in thousands)	Gross Assets	Accumulated Amortization	Net Assets
Purchased intangible assets:
Existing technology	$241,197	$(203,129)	$38,068
Trademarks	4,411	(2,018)	2,393
Customer relationships	131,931	(128,107)	$3,824
Backlog	1,600	(1,509)	91
Non-compete agreements	2,600	(807)	1,793
Total amortizable purchased intangible assets	381,739	(335,570)	46,169
IPR&D *	2,433	—	2,433
Total purchased intangible assets	$384,172	$(335,570)	$48,602
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
Amortization expense for identified intangibles is summarized below:

	Fiscal Year Ended
(in thousands)	March 30, 2014	March 31, 2013	April 1, 2012
Existing technology	$19,730	$14,131	$12,527
Trademarks	3,405	874	452
Customer relationships	916	3,225	3,510
Backlog	91	1,509	—
Non-compete agreements	651	807	—
Total	$24,793	$20,546	$16,489
The intangible assets are being amortized over estimated useful lives of six months to seven years.

During the fourth quarter of the fiscal year ended in March 30, 2014, the Company initiated actions to discontinue production and sale of products using technology attained through the acquisitions of Mobius Microsystems in fiscal 2010 and IKOR in fiscal 2011. In connection with the decision to discontinue these products, the Company revised the estimated remaining useful life of the related acquired intangible assets, resulting in an additional $8.7 million in accelerated amortization which was charged to cost of revenues in the fourth quarter of fiscal 2014. In addition, the Company recorded a $2.4 million impairment charge to research and development expense associated with the decision to discontinue further development required to complete the Mobius Microsystems acquired in-process research and development.
Based on the intangible assets recorded at March 30, 2014, excluding held for sale intangible assets which are no longer amortized, and assuming no subsequent additions to or impairment of the underlying assets, the remaining estimated amortization expense is expected to be as follows (in thousands):

Fiscal Year	Amount
2015	$6,572
2016	3,083
2017	2,185
2018	256
2019 and thereafter	10
Total	$12,106

Note 14. Restructuring
The following table shows the provision of the restructuring charges and the liability remaining as of March 30, 2014:

(in thousands)	Cost of Revenues	Operating Expenses	Total
Balance as of April 3, 2011	$9,187	$815	$10,002
Provision	(1,425)	4,515	3,090
Cash payments	(6,156)	(1,738)	(7,894)
Balance as of April 1, 2012	1,606	3,592	5,198
Provision	557	5,277	5,834
Cash payments	(2,137)	(7,233)	(9,370)
Balance as of March 31, 2013	26	1,636	1,662
Provision	—	5,538	5,538
Cash payments	(26)	(6,536)	(6,562)
Balance as of March 30, 2014	$—	$638	$638

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
During fiscal 2014, the Company recorded restructuring charges of $5.5 million and reduced headcount by 117 employees for multiple reduction in workforce actions. During fiscal 2014, the Company paid $4.9 million related to these actions. As of March 30, 2014, the total accrued balance for employee severance costs related to these restructuring actions was $0.6 million. The Company expects to complete these restructuring actions by the second quarter of fiscal 2015.
During fiscal 2013, the Company recorded restructuring charges of $4.3 million for multiple reduction in workforce actions. The Company reduced its total headcount by approximately 132 employees with reductions affecting all functional areas and various locations. During fiscal 2013, the Company paid $3.2 million in severance costs associated with these actions. During the first quarter of fiscal 2014, the Company paid $1.1 million in severance costs and completed these actions.

In connection with the Company's divestiture of its smart metering business, during fiscal 2013, the Company recorded $0.4 million in restructuring expenses for employee severance costs. During fiscal 2014, the Company paid $0.4 million and completed this action.
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
In connection with the Company's transition of the manufacture of products to Taiwan Semiconductor Manufacturing Limited (TSMC), the Company accrued restructuring expenses of $4.8 million for severance payments and other benefits associated with this restructuring action in fiscal 2010. During fiscal 2012, the Company decreased this accrual by $3.1 million based on the actual number of employees that were offered employment with the acquirer of the wafer fabrication facility. During fiscal 2012, the Company recorded prior period adjustments of $4.1 million for employee retention costs related to fiscal 2010 and fiscal 2011 and an additional $2.5 million for employee retention costs was recorded in fiscal 2012. During fiscal 2013, the Company paid $1.0 million in employee retention costs and completed the restructuring action to exit wafer production operations at its Oregon fabrication facility.
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
During the second quarter of fiscal 2006, the Company completed the consolidation of its Northern California workforce into its San Jose headquarters and exited a leased facility in Salinas, California. The Company recorded lease impairment charges of approximately $2.1 million, of which $0.6 million was recorded as cost of revenues, and $0.9 million was recorded as research and development expense and $0.6 million was recorded as selling, general and administrative expense. Since the initial restructuring, the Company has made lease payments of $2.1 million, completing the final $0.2 million payment of the facility lease charges during fiscal 2014.

Note 15. Commitments and Contingencies
Guarantees
As of March 30, 2014, the Company’s financial guarantees consisted of guarantees and standby letters of credit, which are primarily related to the Company’s electrical utilities in Malaysia, utilization of non-country nationals in Malaysia, consumption tax in Japan and value-added tax obligations in Holland, office rental in Italy and a workers’ compensation plan in the United States. The maximum amount of potential future payments under these arrangements is approximately $2.2 million.
Commitments
Although the Company owns its corporate headquarters in San Jose, California, the Company leases various administrative facilities under operating leases which expire at various dates through fiscal 2019.

As of March 30, 2014, aggregate future minimum commitments for the next five fiscal years and thereafter under all operating leases, excluding leases in which amounts have been accrued for impairment charges, were as follows (in thousands):

Fiscal Year	Amount
2015	$3,926
2016	3,691
2017	2,995
2018	2,804
2019 and thereafter	3,790
Total	$17,206
Rent expense for the fiscal years ended March 30, 2014, March 31, 2013 and April 1, 2012 totaled approximately $4.6 million, $4.7 million and $3.7 million, respectively.   Other supplier obligations including payments due under various software design tool and technology license agreements totaled $4.2 million and $10.3 million as of March 30, 2014 and March 31, 2013, respectively.
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
The Company maintains an accrual for obligations it incurs under its standard product warranty program and customer, part, or process specific matters. The Company’s standard warranty period is one year; however, in certain instances the warranty period may be extended to as long as two years. Management estimates the fair value of the Company’s warranty liability based on actual past warranty claims experience, its policies regarding customer warranty returns and other estimates about the timing and disposition of product returned under the standard program. Customer, part, or process specific accruals are estimated using a specific identification method. Historical profit and loss impact related to warranty returns activity has been minimal. The total warranty accrual was $0.3 million and $0.2 million as of March 30, 2014 and March 31, 2013, respectively.
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
The Company is also party to various other legal proceedings and claims arising in the normal course of business. As of March 30, 2014, the Company has not recorded any accrual for contingent liabilities associated with its legal proceedings based on the belief that liabilities, while possible, are not probable. Further, probable losses or ranges of possible losses in these matters cannot be reasonably estimated at this time. Generally, litigation is subject to inherent uncertainties, and no assurance can be given that the Company will prevail in any particular lawsuit. Accordingly, pending lawsuits, as well as potential future litigation with other companies, could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's financial condition, results of operations or cash flows.

Note 16. Employee Benefit Plans
401(k) Plan
The Company sponsors a 401(k) retirement matching plan for qualified domestic employees.  The Company recorded expenses of approximately $2.1 million, $2.6 million and $2.9 million in matching contributions under the plan in fiscal 2014, 2013, and 2012, respectively.
Deferred Compensation Plans
Effective November 1, 2000, the Company established an unfunded deferred compensation plan to provide benefits to executive officers and other key employees.  Under the plan, participants can defer any portion of their salary and bonus compensation into the plan and may choose from a portfolio of funds from which earnings are measured.   Participant balances are always 100% vested. As of March 30, 2014 and March 31, 2013, obligations under the plan totaled approximately $13.8 million and $14.6 million, respectively.  Additionally, the Company has set aside assets in a separate trust that is invested in corporate owned life insurance intended to substantially fund the liability under the plan.  As of March 30, 2014 and March 31, 2013, the deferred compensation plan assets were approximately $16.1 million and $17.0 million, respectively.  The Company incurred costs for this plan for insurance, administration and other support of $0.3 million in each of fiscal 2014, 2013 and 2012.
During the first quarter of fiscal 2013, the Company assumed a deferred compensation plan associated with the acquisition of Fox. Under this plan, participants in retirement are entitled to receive a fixed amount from the Company on a monthly basis. The Company has purchased life insurance policies with the intention of funding the liability under this plan. As of March 30, 2014 and March 31, 2013, the deferred compensation plan assets were approximately $0.7 million. As of March 30, 2014 and March 31, 2013 the liabilities under this plan were approximately $1.6 million.
International Employee Benefit Plans
The Company sponsors defined-benefit pension plans, defined-contribution plans, multi-employer plans and other post-employment benefit plans covering employees in certain of the Company's international locations. As of March 30, 2014 and March 31, 2013, the net liability for all of these international benefit plans totaled $1.4 million.
Pension plan benefits are based primarily on participants’ compensation and years of service credited as specified under the terms of each country’s plan. The funding policy is consistent with the local requirements of each country. The Company does not have defined-benefit pension plans for the its United States-based employees. The projected obligations of international employee defined-benefit pension plans and related offsetting plan assets were determined based on actuarial calculations. As of March 30, 2014, the net accumulated liability for these defined-benefit plans totaled $0.9 million, with unrecognized actuarial losses of $0.2 million and unrecognized prior service gains of $0.1 million. The net period expense was insignificant during fiscal 2014, 2013 and 2012. Distributions made from plans during fiscal 2014, 2013 and 2012 were insignificant. The Company includes accrued net defined-benefit plan obligations in other long-term liabilities on the Company's Consolidated Balance Sheet.

Note 17. Income Taxes
The components of income (loss) before income taxes and the income tax expense (benefit) were as follows:

	Fiscal Year Ended
(in thousands)	March 30, 2014	March 31, 2013	April 1, 2012
Income (loss) before income taxes:
United States	$9,491	$(21,206)	$(6,126)
Foreign	79,865	(970)	64,765
Income (loss) before income taxes	$89,356	$(22,176)	$58,639
Income tax expense (benefit):
Current:
United States	$(118)	$(49)	$(321)
State	35	128	(118)
Foreign	878	1,417	545
	795	1,496	106
Deferred:
United States	240	(3,159)	33
State	14	(341)	1
Foreign	(57)	—	39
	197	(3,500)	73
Income tax expense (benefit)	$992	$(2,004)	$179
In fiscal years 2014, 2013 and 2012, approximately zero, zero and $0.6 million, respectively, of U.S. income tax benefits related to the exercise of certain employee stock options decreased income taxes payable and were credited to additional paid-in capital.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities were as follows:

(in thousands)	March 30, 2014	March 31, 2013
Deferred tax assets:
Deferred income on shipments to distributors	$2,666	$2,576
Non-deductible accruals and reserves	10,233	9,778
Inventory related and other expenses	1,761	1,427
Net operating losses and credit carryforwards	114,858	97,337
Depreciation and amortization	13,725	24,864
Stock options	1,713	4,193
Other	315	369
Total deferred tax assets	145,271	140,544
Deferred tax liabilities:
Purchased intangibles	(558)	(4,158)
U.S. tax on earnings of foreign subsidiaries not indefinitely reinvested	—	—
Other	(3,087)	(3,633)
Total deferred tax liabilities	(3,645)	(7,791)
Valuation allowance	(143,704)	(134,633)
Net deferred tax liabilities	$(2,078)	$(1,880)

The Company maintains a valuation allowance against its deferred tax assets because management is not able to conclude that it is more likely than not that these deferred tax assets will be realized. The Company reached this decision based on judgment, which included consideration of historical losses and projections of future profits. The Company will continue to monitor the need for the valuation allowance on a quarterly basis and may, with further evidence, determine that the valuation allowance is no longer required.  The valuation allowance is based on the Company’s analysis that it is more likely than not that certain deferred tax assets will be realized in the foreseeable future. The net deferred tax liability of $2.1 million relates primarily to unremitted Singapore investment earnings sourced outside Singapore.
The valuation allowance for deferred tax assets increased by $9.1 million and $3.0 million in fiscal 2014 and fiscal 2013, respectively.
As of March 30, 2014, the Company had federal and state net operating loss (NOL) carryforwards, net of ASC 740-10 unrecognized tax benefits, of approximately $53.0 million and $104.8 million, respectively, which include excess tax benefits related to stock option exercises.  The Company has approximately $17.2 million of net tax benefits related to excess stock compensation benefits, which are not recorded as deferred tax assets.  These excess stock compensation benefits will be credited to additional paid-in capital when recognized. The federal NOL carryforwards will expire in various fiscal years through 2033, if not utilized.  The state NOL carryforwards will expire in various fiscal years through 2033, if not utilized.  The utilization of NOLs created by acquired companies is subject to annual limitations under Section 382 of the Internal Revenue Code. However, the Company does not expect that such annual limitation will impair the realization of these NOLs.
As of March 30, 2014, the Company had approximately $54.4 million of federal research and development tax credit carryforwards, and $16.8 million of foreign tax credit carryforwards. The federal research and development tax credit carryforwards will expire in fiscal years 2014 through 2033, if not utilized, and the foreign tax credit carryforwards will expire in fiscal years 2014 to 2023, if not utilized. The Company also had, as of March 30, 2014, approximately $78.0 million of state income tax credit carryforwards, of which $4.7 million will expire in various fiscal years through 2028, if not utilized.
Reconciliation between the statutory U.S. income tax rate of 35% and the effective rate is as follows:

	Fiscal Year Ended
(in thousands)	March 30, 2014	March 31, 2013	April 1, 2012
Provision (benefit) at 35% U.S. statutory rate	$31,275	$(7,761)	$20,756
State tax, net of federal benefit	32	(119)	85
Effect of foreign operations	(24,878)	2,097	(22,059)
Repatriation of foreign earnings	5,623	1,505	1,048
Net operating losses and tax credits (benefited) not benefited	(11,285)	(2,640)	(1,201)
Stock-based compensation	(689)	2,640	4,198
Liquidation of U.S. subsidiary	—	—	(1,218)
Other	914	2,274	(1,430)
Income tax expense (benefit)	$992	$(2,004)	$179
The Company benefits from tax incentives granted by local tax authorities in certain foreign jurisdictions.  All non-passive income earned in its Malaysia subsidiary is not subject to tax.  The Company was granted a tax holiday in Malaysia during fiscal 2009.  The tax holiday was contingent upon the Company continuing to meet specified investment criteria in fixed assets, and to operate as an APAC regional headquarters center.  In the fourth quarter of fiscal 2011, the Company agreed with the Malaysia Industrial Development Board to cancel this tax holiday and enter into a new tax holiday which is a full tax exemption on statutory income for a period of 10 years commencing April 4, 2011.  This new tax holiday is subject to the Company meeting certain financial targets, investment, headcounts and activities in Malaysia. The impact of these tax holidays decreased foreign taxes by $2.0 million, $4.1 million and $0.2 million for fiscal 2014, 2013 and 2012, respectively. The benefit of the tax holidays on net income per share (diluted) was less than $0.01, $0.03, and less than $0.01 for fiscal 2014, 2013 and 2012, respectively.
The Company intends to reinvest certain of its foreign earnings indefinitely. Accordingly, no U.S. income taxes have been provided for approximately $772.7 million of undistributed earnings of foreign subsidiaries. It is not practicable for the Company to determine the tax impact of remitting these earnings.

The following tables summarize the activities of gross unrecognized tax benefits:

	Fiscal Year Ended
(in thousands)	March 30, 2014	March 31, 2013	April 1, 2012
Beginning balance	$31,066	$29,718	$28,471
Increases related to prior year tax positions	90	532	443
Decreases related to prior year tax positions	(301)	(296)	—
Increases related to current year tax positions	1,498	1,427	937
Decreases related to the lapsing of statute of limitations	(116)	(315)	(133)
Ending balance	$32,237	$31,066	$29,718
The amount of unrecognized tax benefits that would favorably impact the effective tax rate were approximately $0.2 million and $0.3 million as of March 30, 2014 and March 31, 2013, respectively.  As of March 30, 2014, approximately $27.2 million of unrecognized tax benefits would be offset by a change in valuation allowance.  The Company recognizes potential interest and penalties related to the income tax on the unrecognized tax benefits as a component of income tax expense and accrued approximately zero and $0.1 million for these items in fiscal 2014 and fiscal 2013, respectively.
As of March 30, 2014, the Company was subject to examination in the U.S. federal tax jurisdiction for the fiscal years 2011, 2012, and 2013.  In fiscal 2013, the Internal Revenue Service (IRS) commenced an audit of the Company's federal corporate tax returns for fiscal years 2011, 2012 and 2013. Although the final outcome is uncertain, based on currently available information, the Company believes that the ultimate outcome will not have a material adverse effect on its financial position, cash flows or results of operations.
As of March 30, 2014, the Company was subject to examination in various state and foreign jurisdictions for tax years 2007 forward, none of which were individually material.
During the twelve months beginning March 30, 2014, the Company does not expect its unrecognized tax benefits will materially change from March 30, 2014 balances.  However, the Company notes that the resolution and/or closure of open audits are highly uncertain.

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

The tables below provide information about these segments:

Revenues by segment	Fiscal Year Ended
(in thousands)	March 30, 2014	March 31, 2013	April 1, 2012
Communications	$292,435	$258,184	$248,370
Computing and Consumer	192,344	226,268	278,326
Total revenues	$484,779	$484,452	$526,696
Sales through a distributor, Avnet, represented approximately 12%, 10% and 11% of the Company’s revenues in fiscal 2014, 2013 and 2012, respectively. Sales through another distributor, Maxtek and its affiliates, represented approximately 13% and 15% of the Company’s revenues in fiscal 2013 and 2012, respectively, and sales through another distributor, Uniquest, represented approximately 10%, of the Company's revenues in fiscal 2013 and 2012. Each of these distributors serve customers within both of the Company's reportable segments.

Income (Loss) by segment from continuing operations	Fiscal Year Ended
(in thousands)	March 30, 2014	March 31, 2013	April 1, 2012
Communications	$103,457	$78,995	$82,178
Computing and Consumer	(22,658)	(30,972)	(21,247)
Unallocated expenses:
Amortization of intangible assets	(21,964)	(16,339)	(16,355)
Inventory fair market value adjustment	—	(358)	—
Impairment of acquired in-process R&D	(2,433)	—	—
Gain on divestitures	78,632	7,986	20,656
Fabrication production transfer costs	—	—	(4,572)
Asset impairments and other	(4,113)	(6,096)	315
Amortization of stock-based compensation	(12,677)	(13,054)	(16,333)
Severance, retention and facility closure costs	(6,590)	(5,584)	(2,151)
Acquisition-related costs and other	(802)	(11,238)	(168)
Consulting expenses related to stockholder activities	—	(1,614)	—
Deferred compensation plan expense (benefit)	51	(194)	(74)
Life insurance proceeds received	—	2,313	—
Other-than-temporary loss on investments	—	(1,708)	(2,797)
Interest income and other, net	1,391	(1,546)	(1,231)
Income from continuing operations, before income taxes	$112,294	$591	$38,221
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
Revenues from unaffiliated customers by geographic area, based on the customers' shipment locations, were as follows:

	Fiscal Year Ended
(in thousands)	March 30, 2014	March 31, 2013	April 1, 2012
APAC	$309,121	$308,409	$350,105
Americas (1)	71,305	76,876	76,711
Japan	40,829	40,281	41,586
Europe	63,524	58,886	58,294
Total revenues	$484,779	$484,452	$526,696

(1)	Revenues from the customers in the U.S. were $63.1 million, $69.6 million and $70.4 million in fiscal 2014, 2013 and 2012, respectively.
The Company’s significant operations outside of the United States include test facility in Malaysia, design centers in the U.S., Canada and China, and sales subsidiaries in Japan, APAC and Europe. The Company's net property, plant and equipment are summarized below by geographic area:

(in thousands)	March 30, 2014	March 31, 2013
United States	$40,561	$44,651
Canada	4,660	5,188
Malaysia	20,972	21,379
All other countries	3,634	3,770
Total property, plant and equipment, net	$69,827	$74,988

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
As of March 30, 2014 and March 31, 2013, the Company did not have any outstanding foreign currency contracts that were designated as hedges of forecasted cash flows or capital equipment purchases.  The Company does not enter into derivative financial instruments for speculative or trading purposes. The Company also has foreign exchange facilities used for hedging arrangements with banks that allow the Company to enter into foreign exchange contracts totaling approximately $20.0 million, all of which was available at March 30, 2014.

Note 20. Credit Facility
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

SUPPLEMENTARY FINANCIAL INFORMATION (UNAUDITED)

QUARTERLY RESULTS OF OPERATIONS
(in thousands, except per share data)

	Fiscal Year Ended March 30, 2014
	First Quarter	Second Quarter (1)	Third Quarter (2)	Fourth Quarter (3)
Revenues	$117,464	$124,047	$124,628	$118,640
Gross profit	66,122	70,761	74,939	61,080
Net income from continuing operations	1,501	87,411	17,339	5,062
Net loss from discontinued operations	(3,765)	(3,760)	(10,391)	(5,033)
Net income (loss)	(2,264)	83,651	6,948	29

Basic net income per share – continuing operations	$0.01	$0.58	$0.11	$0.03
Basic net loss per share – discontinued operations	$(0.03)	$(0.02)	$(0.06)	$(0.03)
Basic net income (loss) per share	$(0.02)	$0.56	$0.05	$—

Diluted net income per share – continuing operations	$0.01	$0.57	$0.11	$0.03
Diluted net loss per share – discontinued operations	$(0.03)	$(0.03)	$(0.07)	$(0.03)
Diluted net income (loss) per share	$(0.02)	$0.54	$0.04	$—

	Fiscal Year Ended March 31, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (4)
Revenues	$129,955	$132,441	$114,277	$107,779
Gross profit	72,668	74,459	63,074	59,523
Net income (loss) from continuing operations	3,630	4,656	(106)	(5,469)
Net loss from discontinued operations	(7,945)	(4,729)	(5,051)	(5,158)
Net loss	(4,315)	(73)	(5,157)	(10,627)

Basic net income loss per share – continuing operations	$0.03	$0.03	$—	$(0.04)
Basic net loss per share – discontinued operations	$(0.06)	$(0.03)	$(0.04)	$(0.03)
Basic net loss per share	$(0.03)	$—	$(0.04)	$(0.07)

Diluted net income (loss) per share – continuing operations	$0.03	$0.03	$—	$(0.04)
Diluted net loss per share – discontinued operations	$(0.06)	$(0.03)	$(0.04)	$(0.03)
Diluted net loss per share	$(0.03)	$—	$(0.04)	$(0.07)

(1) In the second quarter of fiscal 2014, the Company recorded a gain of $82.3 million in net income from continuing operations related to the divestiture of its PCI Express enterprise flash controller business to PMC-Sierra, Inc.
(2) In the third quarter of fiscal 2014, the Company recorded a loss of $3.4 million in net loss from continuing operations related to the divestiture of certain assets of its Audio business to Stravelis, Inc.
(3) In the fourth quarter of fiscal 2014, associated with the decision to discontinue production and sale of products using technology attained through the acquisitions of Mobius Microsystems in fiscal 2010 and IKOR in fiscal 2011, the Company recorded an additional $8.7 million in accelerated amortization of intangible assets which was charged to cost of revenues. In addition, the Company recorded a $2.4 million impairment of IPR&D to research and development expense, associated with the decision to discontinue further development required to complete the Mobius Microsystems acquired IPR&D.
(4) In the fourth quarter of fiscal 2013, the Company recorded a gain of $8.0 million in net income from continuing operations related to the divestiture of its smart meter business.

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
Our management assessed the effectiveness of our internal control over financial reporting as of March 30, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (1992).
Based on our management’s assessment using those criteria, management concluded that our internal control over financial reporting was effective as of March 30, 2014.
PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this report, has issued a report on our internal control over financial reporting as of March 30, 2014, which report appears under Item 8 of this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Our executive officers, and their respective ages as of March 30, 2014, are as follows:

Name	Age	Position
Gregory L. Waters	53	President and Chief Executive Officer
Brian C. White	49	Vice President, Chief Financial Officer
Sailesh Chittipeddi	51	Global Vice President of Operations and Chief Technical Officer
Sean Fan	48	Vice President and General Manager Connectivity Division
Mario Montana	52	Vice President, Chief Sales Officer
Arman Naghavi	51	Vice President and General Manager, Analog and Power Division
Anja Hamilton	44	Vice President, Worldwide Human Resources
Matthew D. Brandalise	48	Vice President, General Counsel and Corporate Secretary
Christian Kermarrec	64	Vice President and General Manager, Timing and Synchronization Division and Wireless Systems
Graham Robertson	46	Vice President, Corporate Marketing
Mr. Waters joined IDT as President and Chief Executive Officer in January 2014. Prior to joining IDT, Mr. Waters served as Senior Vice President and General Manager, Front-End Solutions at Skyworks Solutions, Inc. (“Skyworks”) from 2006 until 2012. Prior to 2006, he served in various positions at Skyworks since joining that company in 2003, including Executive Vice President beginning in 2005, Vice President and General Manager, Cellular Systems beginning in 2004 and Vice President, Linear Products beginning in 2003. From 2001 until 2003, Mr. Waters served as Senior Vice President of Strategy and Business Development at Agere Systems Inc. (“Agere”) and, beginning in 1998, held positions at Agere as Vice President of the Wireless Communications business and Vice President of the Broadband Communications business. Prior to working at Agere, Mr. Waters held a variety of senior management positions at Texas Instruments Inc., including Director of Network Access Products and Director of North American Sales. Mr. Waters holds a B.S. of Engineering from the University of Vermont and an M.S. in Computer Science from Northeastern University.
Mr. White was promoted to the positions of Vice President and Chief Financial Officer in September 2013. Mr. White joined the Company as Vice President, Finance in February 2007 and became Vice President, Finance and Treasurer of the Company in April 2009. From June 2008 to October 2008, he served as the Company’s interim CFO. Prior to joining the Company, Mr. White held management positions with Nvidia, Hitachi GST and IBM. He started his career in public accounting with Deloitte & Touche and Arthur Andersen. Mr. White has 25 years of professional experience in finance, accounting, business line management, strategy and business development. Mr. White is a CPA and holds an MBA from the University of Notre Dame.
Dr. Chittipeddi joined IDT as Global Vice President of Operations and Chief Technical Officer in March 2014. Prior to joining IDT, Dr. Chittipeddi served as President, Chief Executive Officer and a director of Conexant Systems, Inc. (“Conexant”), a semiconductor company, from April 2011 until July 2013 through its emergence from Chapter 11 reorganization. Prior to that, since 2006 he served in various positions at Conexant, including Chief Operating Officer and Chief Technology Officer. From 2001 until 2006, Dr. Chittipeddi served as Head of Foundry Operations and additionally managed the joint venture Silicon Manufacturing Partners between Agere Systems (now LSI Corporation) and Chartered Semiconductor (now Global Foundries). Prior to that, he served in a variety of positions at AT&T, SEMATECH and Lucent Technologies. Dr. Chittipeddi holds an M.B.A. from the University of Texas at Austin and an M.S. and a Ph.D. in Physics from The Ohio State University.
Mr. Fan joined IDT in 1999 and became Vice President and General Manager, Connectivity Division in August 2013. Prior to his current position, Mr. Fan held various management roles at IDT, including Vice President IDT China, Vice President and General Manager of the Memory Interface Division, General Manager of Standard Product Operations, and Senior Director of Silicon Timing Solutions. Prior to joining IDT, Mr. Fan served in various engineering and management roles with Lucent Microelectronics, Mitel Semiconductor, and the National Lab of Telecom Research in China. Mr. Fan holds a Master of Science degree in Computer Engineering from University of Cincinnati, and a B.S. degree in Computer and Telecommunications from Beijing University of Posts and Telecommunications.
Mr. Montana joined IDT in 1997 and became Vice President, Chief Sales Officer in August 2013.  Prior to his current role, Mr. Montana was various management positions with IDT including Vice President, General Manager, Enterprise Computing Division (formerly Serial Switching Division), Director, IDT Serial-Switching Division, Director, IDT Strategic Marketing Group, and Product Line Director, IDT Telecommunications, FIFO, Logic and Timing groups, respectively.

Mr. Naghavi joined IDT in 2009 and was appointed to his current position in 2010.  Prior to joining IDT Mr. Naghavi served as Vice President and General Manager of the Analog, Mixed-signal, and Power Division at Freescale Semiconductor.  Prior to Freescale, Mr. Naghavi held various engineering and management positions at Intersil Corporation and Analog Devices, Inc., both semiconductor companies.
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
Mr. Brandalise joined IDT in May 2000 and was promoted to General Counsel in October 2012. Prior to his current role, Mr. Brandalise served as Senior Director and Director in IDT's Legal Department.  Mr. Brandalise has also held corporate counsel and senior corporate counsel positions in the IDT Legal Department. Mr. Brandalise joined IDT with 8 years of law firm experience in the areas of commercial litigation and commercial transactions.
Mr. Kermarrec joined IDT in April 2012 and became Vice President and General Manager, TSD (Timing and Synchronization Division) and Wireless Systems in IDT's Communications Division. Prior to joining IDT, Mr. Kermarrec was corporate Vice President and President of MediaTek's wireless operations in the United States and Europe from January 2008 to May 2011, having joined MediaTek in 2008 through its acquisition of Analog Devices' RF and Wireless Business Unit. Prior to joining Analog Devices, Mr. Kermarrec held various technical and management functions at M/A-COM and Tachonics in the United States, Spar Aeroscape in Canada, and Philips and Alcatel in France. Mr. Kermarrec holds an M.S. in electrical engineering from the Conservatoire des Arts et Metiers (CNAM), France.
Mr. Robertson joined IDT in March 2010 as Vice President, Corporate Marketing. Prior to joining IDT, Mr. Robertson served as Vice President of Global Marketing and Corporate Communications at International Rectifier from October 1998 to March 2010. Prior to International Rectifier, Mr. Robertson held sales and marketing communications positions at Future Electronics, and other senior marketing positions within various marketing and promotion solutions organizations in Europe. Mr. Robertson earned his Master of Business Administration degree from Edinburgh’s Heriot Watt University and a Master of Science degree in Marketing from the University of Glamorgan South Wales, United Kingdom. He is currently completing his Doctorate degree in Business from Heriot Watt University.
The information required by this item concerning our directors is incorporated by reference from the information set forth in the sections titled “Proposal 1—Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2014 Annual Meeting of Stockholders.
Other information required by this item concerning our executive officers is incorporated by reference from the information set forth in this section titled “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2014 Annual Meeting of Stockholders.
The information required by this item concerning our audit committee and its financial expert is incorporated by reference from the information set forth in the section titled “Corporate Governance-Board of Directors Meetings and Committees” in our Proxy Statement for the 2014 Annual Meeting of Stockholders.
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
The information required by this item concerning recommendations of director nominees by security holders is incorporated by reference from the information set forth in the section titled "Consideration of Stockholder Nominees for Director” and “Corporate Governance—Board of Directors Meetings and Committees" in our Proxy Statement for the 2014 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated herein by reference from the Company's Proxy Statement for the 2014 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated herein by reference from the Company's Proxy Statement for the 2014 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated herein by reference from the Company's Proxy Statement for the 2014 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated herein by reference from the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders.

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

INTEGRATED DEVICE TECHNOLOGY, INC. Registrant
	By:	/s/ GREGORY L. WATERS
May 28, 2014		Gregory L.Waters President and Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Gregory L. Waters and Brian C. White his true and lawful attorney-in-fact and agent, with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated opposite his/her name.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ GREGORY L. WATERS	Chief Executive Officer, President and Director	May 28, 2014
Gregory L. Waters	(Principal Executive Officer)

/s/ BRIAN C. WHITE	Vice President, Chief Financial Officer	May 28, 2014
Brian C. White	(Principal Financial and Accounting Officer)

/s/ JOHN SCHOFIELD	Chairman of the Board	May 28, 2014
John Schofield

/s/ GORDON PARNELL	Director	May 28, 2014
Gordon Parnell

/s/ UMESH PADVAL	Director	May 28, 2014
Umesh Padval

/s/ RON SMITH	Director	May 28, 2014
Ron Smith

/s/ DONALD SCHROCK	Director	May 28, 2014
Donald Schrock

/s/ JEFFREY MCCREARY	Director	May 28, 2014
Jeffrey McCreary

/s/ NORMAN TAFFE	Director	May 28, 2014
Norman Taffe

INTEGRATED DEVICE TECHNOLOGY, INC.
SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)	Balance at Beginning of Period	Additions Charged (Credited) to Revenues, Costs and Expenses	Charged (Credited) to Other Accounts	Deductions and Write-offs	Balance at End of Period
Allowance for returns, pricing credits and doubtful accounts
Year ended April 1, 2012	$4,568	$(772)	$124	$(911)	$3,009
Year ended March 31, 2013	$3,009	$134	$—	$(356)	$2,787
Year ended March 30, 2014	$2,787	$657	$—	$(310)	$3,134
Tax valuation allowance
Year ended April 1, 2012	$125,760	$22,508	$—	$(16,537)	$131,731
Year ended March 31, 2013	$131,731	$34,171	$—	$(31,269)	$134,633
Year ended March 30, 2014	$134,633	$30,110	$—	$(21,039)	$143,704

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File Number	Exhibit/ Appendix	Filing Date	Filed Herewith
2.1	Arrangement Agreement, dated as of April 30, 2009, by and among Integrated Device Technology, Inc., 4440471 Canada Inc. and Tundra Semiconductor Corporation.	8-K	00-12695	2.1	4/30/2009
2.2	Business Purchase Agreement, dated as of February 22, 2012, by and between Integrated Device Technology, Inc. and NXP B.V.	8-K	00-12695	2.1	7/20/2012
2.3	Amendment No. 1 to Business Purchase Agreement, dated as of June 21, 2012, by and between Integrated Device Technology, Inc. and NXP B.V.	8-K	00-12695	2.2	7/20/2012
2.4	Amendment No. 2 to Business Purchase Agreement, dated as of July 19, 2012, by and between Integrated Device Technology, Inc. and NXP B.V.	8-K	00-12695	2.3	7/20/2012
3.1	Restated Certificate of Incorporation, as amended to date.	10-K	00-12695	3.1	5/21/2012
3.2	Certificate of Designations specifying the terms of the Series A Junior Participating Preferred Stock of Integrated Device Technology, Inc., as filed with the Secretary of State of the State of Delaware.	8-A	00-12695	3.6	12/23/1998
3.3	Amended and Restated Bylaws of the Company, as amended July 23, 2013.	8-K	00-12695	3.1	7/29/2013
10.1	1994 Stock Option Plan, as amended as of September 22, 2000.#	10-Q	00-12695	10.1	11/15/2000
10.2	1994 Directors Stock Option Plan and related documents.#	10-Q	00-12695	10.18	11/16/1994
10.3	Form of Indemnification Agreement between the Company and its directors and officers.#	10-K	00-12695	10.68	4/2/1989
10.4	Incentive Compensation Plan.#	10-Q	00-12695	10.27	8/11/2005
10.5	Form of Change of Control Agreement between the Company and certain of its officers.#	10-K	00-12695	10.13	6/23/2003
10.6	1997 Stock Option Plan.#	10-Q	00-12695	10.23	8/14/2002
10.7	Non-Qualified Deferred Compensation Plan effective November 1, 2000.#	10-K	00-12695	10.21	6/29/2001
10.8	1984 Employee Stock Purchase Plan, as amended and restated effective September 29, 2003.#	10-Q	00-12695	10.25	11/6/2003
10.9	2004 Equity Plan, as amended and restated, effective September 23, 2010.#	DEF 14A	00-12695	A	7/26/2010
10.10	Agreement for Purchase and Sale of Real Property between the Company and Electroglas, Inc. dated December 16, 2004.	10-K	00-12695	10.26	6/14/2005

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File Number	Exhibit/ Appendix	Filing Date	Filed Herewith
10.11	Executive Compensation Agreement, dated February 12, 2008, by and between Registrant and its President and CEO, Ted Tewksbury.#	8-K	00-12695	10.1	2/20/2008
10.12	Offer Letter between the Company and Richard D. Crowley, Jr., entered into on September 15, 2008.#	8-K	00-12695	10.1	9/23/2008
10.13	2009 Employee Stock Purchase Plan.#	DEF 14A	00-12695	A	8/7/2009
10.14	Asset purchase agreement dated as of December 14, 2011 by and among Alpha and Omega Semiconductor Limited, Jireh Semiconductor Incorporated and Integrated Device Technology, Inc.	8-K	00-12695	10.1	12/20/2011
10.15	Master Purchase Agreement, dated June 13, 2011, by and between Integrated Device Technology, Inc. and Bank of America, N.A. (the Master Purchase Agreement).	8-K	00-12695	10.1	6/17/2011
10.16	Asset purchase agreement dated as of August 31, 2011 by and among Qualcomm, Inc. and Integrated Device Technology, Inc.	10-K	00-12695	10.34	5/21/2012
10.17	Foundry agreement dated August 3, 2009 between the Company and Taiwan Semiconductor Manufacturing Co., Ltd.	10-K	00-12695	10.35	5/21/2012
10.18	Amendment No. 1 to the Master Purchase Agreement, dated as of May 17, 2012, by and between Integrated Device Technology, Inc. and Bank of America, N.A.	10-K	00-12695	10.36	5/21/2012
10.19	Settlement Agreement, dated June 19, 2012, by and among Integrated Device Technology, Inc., Starboard Value LP and certain other entities and natural persons listed on Exhibit A thereto.	8-K	00-12695	10.1	6/20/2012
10.20	Amendment No. 2 to the Master Purchase Agreement, dated as of December 4, 2012, by and between Integrated Device Technology, Inc. and Bank of America, N.A.	8-K	00-12695	10.1	12/7/2012
10.21	Asset Purchase Agreement by and among PMC-Sierra, Inc., Integrated Device Technology, Inc. and Integrated Device Technology (Malaysia) Sdn. Bhd., dated as of May 29, 2013.	8-K	00-12695	2.1	5/29/2013
10.22	Integrated Device Technology, Inc. Fiscal 2014 Performance Equity Plan.#	8-K	00-12695	10.1	6/16/2013
10.23	Separation Agreement, dated August 26, 2013, by and between Theodore L. Tewksbury, III, and Integrated Device Technology, Inc.#	8-K	00-12695	10.1	8/24/2013

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File Number	Exhibit/ Appendix	Filing Date	Filed Herewith
10.24	Offer Letter between the Company and Jeffrey S. McCreary, entered into on September 12, 2013.#	10-Q	00-12695	10.2	11/6/2013
10.25	Offer Letter between Integrated Device Technology, Inc. and Sailesh Chittipeddi, entered into on February 14, 2014.#	8-K	00-12695	10.1	3/12/2014
10.26	Offer Letter between Integrated Device Technology, Inc. and Greg Waters, entered into on December 5, 2013.#	8-K	00-12695	10.1	12/17/2013
10.27	Executive Retention Plan.#	8-K	00-12695	10.1	1/15/2013
21.1	Subsidiaries of the Company.					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K).					X

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.	X
31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*	X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*	X
101.INS	XBRL Instance Document.	X
101.SCH	XBRL Taxonomy Extension Schema Document.	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

*The certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Integrated Device Technology, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.

#This exhibit is a management contract or compensatory plan or arrangement.