Form 10-Q
period 2014-06-29
INTEGRATED DEVICE TECHNOLOGY INC
filed 2014-08-06
CIK 703361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________
(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2014 OR

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
 ☒  Large accelerated filer                           ☐   Accelerated filer                            ☐  Non-accelerated filer               ☐ Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
The number of outstanding shares of the registrant's Common Stock, $.001 par value, as of July 31, 2014 was approximately 148,795,925.

INTEGRATED DEVICE TECHNOLOGY, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)	June 29, 2014	March 30, 2014
Assets
Current assets:
Cash and cash equivalents	$104,384	$91,211
Short-term investments	359,819	362,604
Accounts receivable, net of allowances of $3,066 and $3,134	72,058	68,904
Inventories	45,749	49,622
Income tax receivable	124	195
Prepayments and other current assets	10,423	12,839
Total current assets	592,557	585,375
Property, plant and equipment, net	65,941	69,827
Goodwill	135,644	135,644
Other intangible assets, net	9,558	18,741
Deferred non-current tax assets	762	762
Other assets	23,316	20,611
Total assets	$827,778	$830,960
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$23,230	$25,442
Accrued compensation and related expenses	23,252	24,343
Deferred income on shipments to distributors	14,126	14,006
Deferred tax liabilities	1,393	1,346
Other accrued liabilities	7,745	11,525
Total current liabilities	69,746	76,662
Deferred tax liabilities	1,494	1,494
Long-term income tax payable	270	266
Other long-term liabilities	19,254	18,683
Total liabilities	90,764	97,105
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock: $.001 par value: 10,000 shares authorized; no shares issued	—	—
Common stock: $.001 par value: 350,000 shares authorized; 149,202 and 149,996 shares outstanding at June 29, 2014 and March 30, 2014, respectively	149	150
Additional paid-in capital	2,478,641	2,467,341
Treasury stock at cost: 97,006 shares at June 29, 2014 and 94,556 shares at March 30, 2014, respectively	(1,052,043)	(1,021,301)
Accumulated deficit	(692,101)	(713,944)
Accumulated other comprehensive income	2,368	1,609
Total stockholders' equity	737,014	733,855
Total liabilities and stockholders' equity	$827,778	$830,960

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
(Unaudited, in thousands, except per share data)	June 29, 2014	June 30, 2013
Revenues	$126,302	$117,464
Cost of revenues	52,293	51,342
Gross profit	74,009	66,122
Operating expenses:
Research and development	32,050	37,939
Selling, general and administrative	25,459	26,838
Total operating expenses	57,509	64,777
Operating income	16,500	1,345
Interest income and other, net	862	57
Income before income taxes from continuing operations	17,362	1,402
Income tax provision (benefit)	251	(99)
Net income from continuing operations	$17,111	$1,501

Discontinued operations:
Gain from divestiture before income taxes	16,840	—
Loss from discontinued operations before income taxes	(12,153)	(3,864)
Income tax benefit	(45)	(99)
Net income (loss) from discontinued operations	4,732	(3,765)

Net income (loss)	$21,843	$(2,264)

Basic net income per share - continuing operations	$0.11	$0.01
Basic net income (loss) per share - discontinued operations	$0.04	$(0.03)
Basic net income (loss) per share	$0.15	$(0.02)

Diluted net income per share - continuing operations	$0.11	$0.01
Diluted net income (loss) per share - discontinued operations	$0.03	$(0.03)
Diluted net income (loss) per share	$0.14	$(0.02)

Weighted average shares:
Basic	149,283	147,056
Diluted	153,741	150,241

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended
(Unaudited, in thousands)	June 29, 2014	June 30, 2013

Net income (loss)	$21,843	$(2,264)
Other comprehensive income (loss), net of taxes:
Currency translation adjustments, net of tax	330	(209)
Change in net unrealized gain (loss) on investments, net of tax	431	(730)
Actuarial loss on post-employment and post-retirement benefit plans, net of tax	(2)	(2)
Total other comprehensive income (loss)	759	(941)
Comprehensive income (loss)	$22,602	$(3,205)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
(Unaudited, in thousands)	June 29, 2014	June 30, 2013
Cash flows from operating activities:
Net income (loss)	$21,843	$(2,264)
Adjustments:
Depreciation	5,713	5,471
Amortization of intangible assets	2,548	4,321
Impairment of assets held for sale	8,471	—
Gain from divestitures, net	(16,840)	—
Stock-based compensation expense, net of amounts capitalized in inventory	5,013	4,986
Deferred tax provision	47	5
Changes in assets and liabilities:
Accounts receivable, net	(3,154)	(3,564)
Inventories	3,938	(179)
Prepayments and other assets	1,330	3,312
Accounts payable	(2,114)	1,930
Accrued compensation and related expenses	(1,091)	1,499
Deferred income on shipments to distributors	120	(577)
Income taxes payable and receivable	(258)	(1,143)
Other accrued liabilities and long-term liabilities	(1,446)	109
Net cash provided by operating activities	24,120	13,906
Cash flows from investing activities:
Cash in escrow related to acquisitions	1,026	—
Proceeds from divestitures	15,300	—
Purchases of property, plant and equipment	(4,753)	(3,981)
Purchases of short-term investments	(46,659)	(115,695)
Proceeds from sales of short-term investments	30,988	75,027
Proceeds from maturities of short-term investments	18,942	9,721
Net cash provided by (used in) investing activities	14,844	(34,928)
Cash flows from financing activities:
Proceeds from issuance of common stock	6,221	7,719
Repurchase of common stock	(30,742)	—
Payment of acquisition related contingent consideration	(1,600)	(3,330)
Net cash (used in) provided by financing activities	(26,121)	4,389
Effect of exchange rates on cash and cash equivalents	330	(209)
Net increase (decrease) in cash and cash equivalents	13,173	(16,842)
Cash and cash equivalents at beginning of period	91,211	130,837
Cash and cash equivalents at end of period	$104,384	$113,995

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
Basis of Presentation. The Company's fiscal year is the 52- or 53-week period ending on the Sunday closest to March 31. In a 52-week year, each fiscal quarter consists of 13 weeks. In a 53-week year, the additional week is usually added to the third quarter, making such quarter consist of 14 weeks. The first quarters of fiscal 2015 and fiscal 2014 were 13-week periods.
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
Significant Accounting Policies. For a description of significant accounting policies, see Note 1, Summary of Significant Accounting Policies to the consolidated financial statements included in the Company's annual report on Form 10-K for the fiscal year ended March 30, 2014. There have been no material changes to the Company's significant accounting policies since the filing of the annual report on Form 10-K.
In the opinion of management, these condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for the fair presentation of the condensed consolidated financial statements, for the interim period.
Recent Accounting Pronouncements.
Accounting Pronouncements Recently Adopted
In February 2013, the Financial Accounting Standards Board (FASB) issued guidance for the recognition, measurement, and disclosure of certain obligations resulting from joint and several liability arrangements for which the total amount is fixed. Such obligations may include debt arrangements, legal settlements, and other contractual arrangements. The guidance is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2013 and should be applied retrospectively to all prior periods presented for those obligations within the scope which existed as of the beginning of the fiscal year of adoption. The Company adopted this guidance in the first quarter of fiscal 2015 and the adoption did not have a significant impact on the Company's condensed consolidated financial statements.
In March 2013, the FASB issued guidance on the accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. The guidance is effective prospectively for fiscal years and interim periods within those fiscal years beginning after December 15, 2013. The Company adopted this guidance in the first quarter of fiscal 2015 and the adoption did not have a significant impact on the Company's condensed consolidated financial statements.
In July 2013, FASB issued an Accounting Standards Update (ASU) on Income Taxes, to improve the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This guidance is expected to reduce diversity in practice and is expected to better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exists. This guidance is effective for interim and annual periods beginning after December 15, 2013, which, for the Company, is the first quarter of fiscal 2015. The Company has historically accounted for its unrecognized tax benefits in accordance with this guidance and as such, adoption of this guidance had no impact on its condensed consolidated financial statements.
Accounting Pronouncements Not Yet Effective for Fiscal 2015
On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company starting fiscal 2018. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

Note 2. Net Income Per Share
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
The following table sets forth the computation of basic and diluted net income per share from continuing operations:

	Three Months Ended
(in thousands, except per share amounts)	June 29, 2014	June 30, 2013
Numerator (basic and diluted):
Net income from continuing operations	$17,111	$1,501

Denominator:
Weighted average common shares outstanding, basic	149,283	147,056
Dilutive effect of employee stock options and restricted stock units	4,458	3,185
Weighted average common shares outstanding, diluted	153,741	150,241

Basic net income per share from continuing operations	$0.11	$0.01
Diluted net income per share from continuing operations	$0.11	$0.01

Potential dilutive common shares of 0.7 million and 4.8 million pertaining to employee stock options and restricted stock units were excluded from the calculation of diluted earnings per share for the three months ended June 29, 2014 and June 30, 2013, respectively, because the effect would have been anti-dilutive.

Note 3. Discontinued Operations
High-Speed Converter (“HSC”) Business
In the third quarter of fiscal 2014, the Company initiated a project to divest its HSC business. The Company believes that this divestiture would allow it to strengthen its focus on its analog-intensive mixed-signal, timing and synchronization, and interface and connectivity solutions. The Company envisions fully divesting its HSC business within the twelve months from the initiation date of the plan and has classified these assets as held for sale and accordingly these assets are no longer being depreciated or amortized.
The HSC business includes the assets of NXP B.V.’s Data Converter Business and Alvand Technologies, Inc., which were acquired by the Company during fiscal 2013. The total purchase consideration paid by the Company to acquire Alvand Technologies, Inc. included a liability representing the fair value of contingent cash consideration which is paid based upon the achievement of future product development milestones to be completed within 3 years following the acquisition date. As of March 30, 2014, the remaining estimated fair value of the unpaid contingent consideration was $2.1 million, of which the Company paid $1.6 million and released the remaining contingent consideration of $0.5 million to discontinued operations in the Condensed Consolidated Statement of Operations for the three months ended June 29, 2014, as the remaining future milestones will not be achieved as a result of the asset sale discussed below.
On May 30, 2014, the Company completed the sale of certain assets related to the Alvand portion of the HSC business to a buyer pursuant to an Asset Purchase Agreement. Upon the closing of the transaction, the buyer paid the Company $18.0 million in cash consideration, of which $2.7 million will be held in an escrow account for a period of 18 months. For the three months ended June 29, 2014, the Company recorded a gain of $16.8 million related to this divestiture. The following table summarizes the components of the gain (in thousands):

Amount
Cash proceeds from sale (including amounts held in escrow)	$18,000
Less book value of assets sold and direct costs related to the sale:
Intangible assets	(990)
Transaction and other costs	(170)
Gain on divestiture	$16,840

Following the sale of assets related to the Alvand portion of the HSC business, the business had remaining long-lived assets classified as held for sale amounting to $8.5 million, which consisted of $2.9 million in fixed assets and $5.6 million in intangible assets. The Company evaluated the carrying value of these assets and determined that it exceeded its estimated fair value based on estimated selling price less cost to sell. Accordingly, total impairment charge of $8.5 million was recorded to loss from discontinued operations in the Condensed Consolidated Statement of Operations for the three months ended June 29, 2014.

The HSC business was included in the Company’s Communications reportable segment. For financial statements purposes, the results of operations for the HSC business have been segregated from those of the continuing operations and are presented in the Company's condensed consolidated financial statements as discontinued operations.
The results of discontinued operations of the HSC business for the three months ended June 29, 2014 and June 30, 2013 were as follows (in thousands):

	Three Months Ended
	June 29, 2014	June 30, 2013
Revenues	$1,006	$518
Cost of revenues	(605)	(467)
Long-lived assets impairment	(8,471)	—
Operating expenses	(4,083)	(3,915)
Gain on divestiture	16,840	—
Income tax benefit	45	99
Net income (loss) from discontinued operations	$4,732	$(3,765)

Note 4. Fair Value Measurement
The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 29, 2014:

	Fair Value at Reporting Date Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash Equivalents and Short-Term investments:
US government treasuries and agencies securities	$110,814	$—	$—	$110,814
Money market funds	42,737	—	—	42,737
Asset-backed securities	—	25,019	—	25,019
Corporate bonds	—	199,783	—	199,783
International government bonds	—	1,006	—	1,006
Corporate commercial paper	—	5,295	—	5,295
Bank deposits	—	13,934	—	13,934
Repurchase agreement	—	164	—	164
Municipal bonds	—	10,107	—	10,107
Total assets measured at fair value	$153,551	$255,308	$—	$408,859

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 30, 2014:

	Fair Value at Reporting Date Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash Equivalents and Short-Term investments:
US government treasuries and agencies securities	$112,253	$—	$—	$112,253
Money market funds	53,430	—	—	53,430
Asset-backed securities	—	22,332	—	22,332
Corporate bonds	—	199,806	—	199,806
International government bonds	—	3,014	—	3,014
Corporate commercial paper	—	6,246	—	6,246
Bank deposits	—	18,538	—	18,538
Repurchase agreements	—	46	—	46
Municipal bonds	—	9,210	—	9,210
Total assets measured at fair value	$165,683	$259,192	$—	$424,875
Liabilities:
Fair value of contingent consideration	—	—	2,140	2,140
Total liabilities measured at fair value	$—	$—	$2,140	$2,140

U.S. government treasuries and U.S. government agency securities as of June 29, 2014 and March 30, 2014 do not include any U.S. government guaranteed bank issued paper. Corporate bonds include bank-issued securities that are guaranteed by the Federal Deposit Insurance Corporation (FDIC).

The securities in Level 1 are highly liquid and actively traded in exchange markets or over-the-counter markets. Level 2 fixed income securities are priced using quoted market prices for similar instruments, non-binding market prices that are corroborated by observable market data.
In connection with the acquisition of Alvand Technologies in fiscal 2013, liability was recognized for the Company’s estimate of the fair value of contingent consideration on the acquisition date based on probability-based forecasted revenues, gross profits and attainment of product development milestones. These fair value measurements are based on significant inputs not observed in the market and thus represent a Level 3 measurement, which reflect the Company’s own assumptions concerning future revenues, gross profit and product development milestones of the acquired businesses in measuring fair value.
The following table summarizes the change in the fair value of the contingent consideration measured using significant unobservable inputs (Level 3) for the three months ended June 29, 2014:

(in thousands)	Estimated Fair Value
Balance as of March 30, 2014	$2,140
Payment, net of fair value adjustments	(1,600)
Release	(540)
Balance as of June 29, 2014	$—

All of the Company’s available-for-sale investments are subject to a periodic impairment review. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. The Company did not record any impairment charges related to its available-for-sale investments in the three months ended June 29, 2014 and June 30, 2013.

Note 5. Investments
Available-for-Sale Securities
Available-for-sale investments at June 29, 2014 were as follows:

(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government treasuries and agencies securities	$110,656	$175	$(17)	$110,814
Money market funds	42,737	—	—	42,737
Asset-backed securities	24,989	31	(1)	25,019
Corporate bonds	199,375	456	(48)	199,783
International government bonds	1,013	—	(7)	1,006
Corporate commercial paper	5,295	—	—	5,295
Bank deposits	13,934	—	—	13,934
Repurchase agreements	164	—	—	164
Municipal bonds	10,065	48	(6)	10,107
Total available-for-sale investments	408,228	710	(79)	408,859
Less amounts classified as cash equivalents	(49,040)	—	—	(49,040)
Short-term investments	$359,188	$710	$(79)	$359,819

Available-for-sale investments at March 30, 2014 were as follows:

(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government treasuries and agencies securities	$112,268	$76	$(91)	$112,253
Money market funds	53,430	—	—	53,430
Asset-backed securities	22,330	11	(9)	22,332
Corporate bonds	199,598	335	(127)	199,806
International government bonds	3,023	—	(9)	3,014
Corporate commercial paper	6,246	—	—	6,246
Bank deposits	18,538	—	—	18,538
Repurchase agreements	46	—	—	46
Municipal bonds	9,196	32	(18)	9,210
Total available-for-sale investments	424,675	454	(254)	424,875
Less amounts classified as cash equivalents	(62,271)	—	—	(62,271)
Short-term investments	$362,404	$454	$(254)	$362,604

The cost and estimated fair value of available-for-sale securities at June 29, 2014, by contractual maturity, were as follows:

(in thousands)	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$150,108	$150,210
Due in 1-2 years	103,666	103,888
Due in 2-5 years	154,454	154,761
Total investments in available-for-sale securities	$408,228	$408,859

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses as of June 29, 2014, aggregated by investment category and length of time that individual securities have been in a continuous loss position.

	Less Than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$32,381	$(40)	$724	$(8)	$33,105	$(48)
Asset-backed securities	999	—	950	(1)	1,949	(1)
U.S. government treasuries and agencies securities	18,246	(17)	—	—	18,246	(17)
Municipal bonds	1,901	(6)	—	—	1,901	(6)
International government bonds	—	—	1,006	(7)	1,006	(7)
Total	$53,527	$(63)	$2,680	$(16)	$56,207	$(79)

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses, as of March 30, 2014, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	Less Than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$52,783	$(127)	$—	$—	$52,783	$(127)
Asset-backed securities	11,156	(9)	—	—	11,156	(9)
U.S. government treasuries and agencies securities	36,403	(91)	—	—	36,403	(91)
Municipal bonds	4,000	(18)			4,000	(18)
International government bonds	3,014	(9)	—	—	3,014	(9)
Total	$107,356	$(254)	$—	$—	$107,356	$(254)

Currently, a significant portion of the Company’s available-for-sale investments that it holds are high grade instruments.  As of June 29, 2014, the unrealized losses on the Company’s available-for-sale investments represented an insignificant amount in relation to its total available-for-sale portfolio. Substantially all of the Company’s unrealized losses on its available-for-sale marketable debt instruments are primarily driven by declines in interest rates or as a result of a decrease in the market liquidity for debt instruments.  Because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, the Company did not consider these investments to be other-than-temporarily impaired at June 29, 2014 and March 30, 2014.

Note 6. Stock-Based Employee Compensation
Equity Incentive Programs
The Company currently issues awards under two equity-based plans in order to provide additional incentive and retention to directors and employees who are considered to be essential to the long-range success of the Company. These plans are further described below.
2004 Equity Plan (2004 Plan)
Options granted by the Company under the 2004 Plan generally expire seven years from the date of grant and generally vest over a four-year period from the date of grant, with one-quarter of the shares of common stock vesting on the one-year anniversary of the grant date and the remaining shares vesting monthly for the 36 months thereafter. The exercise price of the options granted by the Company under the 2004 Plan shall not be less than 100% of the fair market value for a common share subject to such option on the date the option is granted. Full value awards made under the 2004 Plan shall become vested over a period of not less than three years (or, if vesting is performance-based, over a period of not less than one year) following the date such award is made; provided, however, that full value awards that result in the issuance of an aggregate of up to 5% of common stock available under the 2004 Plan may be granted to any one or more participants without respect to such minimum vesting provisions. As of June 29, 2014, there were 11.1 million shares available for future grant under the 2004 Plan.
Compensation Expense
The following table summarizes stock-based compensation expense by category appearing in the Company’s Condensed Consolidated Statement of Operations:

	Three Months Ended
(in thousands)	June 29, 2014	June 30, 2013
Cost of revenue	$316	$333
Research and development	2,521	2,315
Selling, general and administrative	2,122	2,172
Discontinued operations	54	166
Total stock-based compensation expense	$5,013	$4,986
The amount of stock-based compensation expense that was capitalized during the periods presented above was not material.

Stock Options
The following is a summary of the Company's stock option activity and related weighted average exercise prices for each category:

	Three Months Ended June 29, 2014
(shares in thousands)	Shares	Price
Beginning stock options outstanding	5,602	$7.21
Granted	407	12.03
Exercised (1)	(544)	7.00
Canceled	(195)	10.26
Ending stock options outstanding	5,270	$7.49
Ending stock options exercisable	2,978	$6.74

(1)	Upon exercise, the Company issues new shares of common stock.
As of June 29, 2014, the unrecognized compensation cost related to nonvested stock options, net of estimated forfeitures, was $2.7 million and will be recognized over a weighted-average period of 1.28 years.
As of June 29, 2014, stock options vested and expected to vest totaled approximately 4.8 million with a weighted-average exercise price of $7.32 and a weighted-average remaining contractual life of 4.03 years. The aggregate intrinsic value was approximately $37.9 million.
As of June 29, 2014, fully vested stock options totaled approximately 3.0 million with a weighted-average exercise price of $6.74 and a weighted-average remaining contractual life of 3.16 years. The aggregate intrinsic value was approximately $25.3 million.
Restricted Stock Units
Restricted stock units granted by the Company under the 2004 Plan generally vest over at least a three-year period from the grant date with one-third of restricted stock units vesting on each one-year anniversary. As of June 29, 2014, 3.5 million restricted stock unit awards were outstanding under the 2004 Plan.
The following table summarizes the Company's restricted stock unit activity for each category for the three months ended June 29, 2014:

	Three Months Ended June 29, 2014
(shares in thousands)	Shares	Weighted-average grant date fair value per share
Beginning RSUs outstanding	2,923	$7.44
Granted	1,555	12.22
Released	(758)	7.01
Forfeited	(186)	8.02
Ending RSUs outstanding	3,534	$9.60
As of June 29, 2014, restricted stock units vested and expected to vest totaled approximately 2.7 million with a weighted-average remaining contract life of 1.77 years. The aggregate intrinsic value was approximately $40.8 million.
As of June 29, 2014, the unrecognized compensation cost related to restricted stock units granted under the Company’s equity incentive plan was approximately $18.4 million, net of estimated forfeitures, and is expected to be recognized over a weighted-average period of 1.94 years.
Performance-Based Stock Units
Under the 2004 Plan, the Company has granted performance-based stock units which vest and convert into shares of the Company's common stock based on the level of achievement of pre-established performance goals during a specified performance period. The performance period for the Company's performance-based stock units is generally 1 to 3 years. Management evaluates, on a quarterly basis, the likelihood of the Company meeting its performance metrics in determining stock-based compensation expense.

The following table summarizes the Company's performance stock unit activity for each category for the three months ended June 29, 2014:

	Three Months Ended June 29, 2014
(shares in thousands)	Shares	Weighted-average grant date fair value per share
Beginning PSUs outstanding	804	$7.79
Granted	23	13.47
Released	(117)	7.76
Forfeited	(71)	7.66
Ending PSUs outstanding	639	$8.02
As of June 29, 2014, performance stock units vested and expected to vest totaled approximately 0.5 million with a weighted-average remaining contract life of 1.34 years. The aggregate intrinsic value was approximately $7.3 million.
As of June 29, 2014, the unrecognized compensation cost related to performance stock units granted under the Company’s equity incentive plan was approximately $1.6 million, net of estimated forfeitures, and is expected to be recognized over a weighted-average period of 1.38 years.
Market-Based Stock Units
In June 2014, under the 2004 Plan, the Company granted approximately 0.5 million shares of restricted stock units with a market-based condition to a group of executive-level employees. These equity awards vest and convert into shares of the Company’s common stock based on the achievement of the Company’s relative total shareholder return over the performance period of two years. The earned market-based stock units will vest in two equal installments, with the first installment of vesting to occur on June 15, 2016, and the second on June 15, 2017.
The fair value of each market-based stock unit award was estimated on the date of grant using a Monte Carlo simulation model that uses the assumptions noted in the table below. The Company uses historical data to estimate employee termination within the valuation model. The expected term of 1.80 years was derived from the output of the valuation model and represents the period of time that restricted stock units granted are expected to be outstanding.
The following weighted average assumptions were used to calculate the fair value of the market-based equity award using a Monte Carlo simulation model:

June 15, 2014
Estimated fair value	$21.00
Expected volatility	34.6%
Expected term (in years)	1.80
Risk-free interest rate	0.38%
Dividend yield	—%

As of June 29, 2014, the total market-based stock units outstanding was approximately 0.5 million.
As of June 29, 2014, market-based stock units vested and expected to vest totaled approximately 0.4 million with a weighted-average remaining contract life of 2.42 years. The aggregate intrinsic value was approximately $5.7 million.
As of June 29, 2014, the unrecognized compensation cost related to market-based stock units granted under the Company’s equity incentive plans was approximately $7.7 million, net of estimated forfeitures, and is expected to be recognized over a weighted-average period of 2.46 years.
2009 Employee Stock Purchase Plan (2009 ESPP)
On June 18, 2009, the Board approved implementation of the 2009 Employee Stock Purchase Plan (2009 ESPP) and authorized the reservation and issuance of up to 9.0 million shares of the Company's common stock, subject to stockholder approval. On September 17, 2009, the Company's stockholders approved the plan at the 2009 Annual Meeting of Stockholders. The 2009 ESPP is intended to be implemented in successive quarterly purchase periods commencing on the first day of each fiscal quarter of the Company. In order to maintain its qualified status under Section 423 of the Internal Revenue Code, the 2009 ESPP imposes certain restrictions, including the limitation that no employee is permitted to participate in the 2009 ESPP if the rights of such employee to purchase common stock of the Company under the 2009 ESPP and all similar purchase plans of the Company or its subsidiaries would accrue at a rate which exceeds $25,000 of the fair market value of such stock (determined at the time the right is granted) for each calendar year. At the 2012 annual meeting of stockholders on September 13, 2012, the Company's stockholders approved an additional 5.0 million shares at the 2012 Annual meeting of Stockholders. On July 12, 2013, the Company filed a registration statement on Form S-8 with the SEC to add the shares to the 2009 ESPP. The number of shares of common stock reserved for issuance thereunder increased from 9.0 million shares to 14.0 million shares.
Activity under the Company's ESPP for the three months ended June 29, 2014 is summarized in the following table:

(in thousands, except per share amounts)
Number of shares issued	236
Average issuance price	$10.15
Number of shares available at June 29, 2014	4,783

Note 7. Stockholders' Equity
Stock Repurchase Program. On October 22, 2013, the Company's Board increased the Company's share repurchase authorization to $150.0 million. In the three months ended June 29, 2014, the Company repurchased 2.4 million shares for $30.7 million. As of June 29, 2014, approximately $75.3 million was available for future purchases under the share repurchase program. In fiscal 2014, the Company repurchased 4.1 million shares for $44.0 million. Share repurchases were recorded as treasury stock and resulted in a reduction of stockholders’ equity.

Note 8. Balance Sheet Detail

(in thousands)	June 29, 2014	March 30, 2014
Inventories, net
Raw materials	$6,059	$7,745
Work-in-process	19,359	18,436
Finished goods	20,331	23,441
Total inventories, net	$45,749	$49,622

Property, plant and equipment, net
Land	$11,765	$11,724
Machinery and equipment	288,055	289,393
Building and leasehold improvements	48,716	48,558
Total property, plant and equipment, gross	348,536	349,675
Less: accumulated depreciation	(282,595)	(279,848)
Total property, plant and equipment, net (1)	$65,941	$69,827

Other accrued liabilities
Short-term portion of supplier obligations (2)	$793	$762
Other (3)	6,952	10,763
Total other accrued liabilities	$7,745	$11,525

Other long-term obligations
Deferred compensation related liabilities	$14,370	$13,786
Other	4,884	4,897
Total other long-term liabilities	$19,254	$18,683
(1) As of March 30, 2014, total property, plant and equipment, net includes the HSC business assets held for sale of $2.9 million. See Note 3 for additional information.
(2) Supplier obligations represent payments due under various software design tool and technology license agreements.

(3) Other current liabilities consist primarily of acquisition related accrued contingent liabilities, accrued royalties and outside commissions, accrued severance costs and other accrued unbilled expenses.

Note 9. Deferred Income on Shipments to Distributors
Included in the caption “Deferred income on shipments to distributors” on the Condensed Consolidated Balance Sheets are amounts related to shipments to certain distributors for which revenue is not recognized until our product has been sold by the distributor to an end customer. The components of deferred income on shipments to distributors as of June 29, 2014 and March 30, 2014 are as follows:

(in thousands)	June 29, 2014	March 30, 2014
Gross deferred revenue	$17,194	$17,261
Gross deferred costs	(3,068)	(3,255)
Deferred income on shipments to distributors	$14,126	$14,006

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

Note 10. Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component, net of tax, for the three months ended June 29, 2014 consisted of the following:

(in thousands)	Cumulative translation adjustments	Unrealized gain on available-for-sale investments	Pension adjustments	Total
Balance as of March 30, 2014	$1,497	$194	$(82)	$1,609
Other comprehensive income before reclassifications	330	452	—	782
Amounts reclassified out of accumulated other comprehensive income (loss)	—	(21)	(2)	(23)
Net current-period other comprehensive income (loss)	330	431	(2)	759
Balance as of June 29, 2014	$1,827	$625	$(84)	$2,368

Comprehensive income components consisted of:

(in thousands)	Three Months Ended June 29, 2014	Location
Unrealized holding losses on available-for-sale investments	$(21)	interest and other, net
Amortization of pension benefits prior service credits	(2)	operating expense
Total amounts reclassified out of accumulated other comprehensive income (loss)	$(23)

Note 11. Goodwill and Intangible Assets, Net
Goodwill balances by reportable segment as of June 29, 2014 and March 30, 2014 are as follows:

Reportable Segment	(in thousands)
Communications	$122,248
Computing and Consumer	13,396
Total	$135,644
Goodwill balances as of June 29, 2014 and March 30, 2014 are net of $922.5 million in accumulated impairment losses.
Intangible asset balances as of June 29, 2014 and March 30, 2014 are summarized as follows:

	June 29, 2014
(in thousands)	Gross Assets	Accumulated Amortization	Net Assets
Purchased intangible assets:
Existing technology	$217,694	$(210,168)	$7,526
Trademarks	4,411	(3,163)	1,248
Customer relationships	131,045	(130,261)	784
Non-compete agreements	251	(251)	—
Total purchased intangible assets	$353,401	$(343,843)	$9,558

	March 30, 2014
(in thousands)	Gross Assets	Accumulated Amortization	Net Assets (1)
Purchased intangible assets:
Existing technology	$217,923	$(203,888)	$14,035
Trademarks	4,411	(2,934)	1,477
Customer relationships	131,093	(128,681)	2,412
Non-compete agreements	2,275	(1,458)	817
Total purchased intangible assets	$355,702	$(336,961)	$18,741
(1) Includes $6.6 million in HSC assets held for sale.
Amortization expense for the three months ended June 29, 2014 and June 30, 2013 was $2.5 million and $4.3 million, respectively. During the three months ended June 29, 2014, the Company recorded an impairment charge relating to the HSC assets held for sale of $5.6 million, which consisted of existing technology of $4.6 million, customer relationships of $0.9 million and non-compete agreements of $0.1 million. Refer to Note 3 for additional information.
The intangible assets are being amortized over estimated useful lives of twelve months to seven years.
Based on the intangible assets recorded at June 29, 2014, and assuming no subsequent additions to or impairment of the underlying assets, the remaining estimated amortization expense is expected to be as follows (in thousands):

Fiscal Year	Amount
2015 (Remaining 9 months)	$4,023
2016	3,084
2017	2,185
2018	256
2019 and thereafter	10
Total purchased intangible assets	$9,558

Note 12. Restructuring
The following table shows the provision of the restructuring charges and the liability remaining as of June 29, 2014:

(in thousands)	Total
Balance as of March 30, 2014	$638
Provision	378
Cash payments	(502)
Balance as of June 29, 2014	$514
During the first quarter of fiscal 2015, the Company recorded restructuring charges of $0.4 million and reduced headcount by 12 employees. As of June 29, 2014, the total accrued balance for employee severance costs related to these restructuring actions was $0.4 million.
During fiscal 2014, the Company recorded restructuring charges of $5.5 million and reduced headcount by 117 employees for multiple reductions in workforce actions. During fiscal 2014, the Company paid $4.9 million related to these actions. During the first quarter of fiscal 2015, the Company paid $0.5 million related to these actions. As of June 29, 2014, the total accrued balance for employee severance costs related to these restructuring actions was $0.1 million.

The Company expects to complete these restructuring actions by the second quarter of fiscal 2015.

Note 13. Commitments and Contingencies
Warranty
The Company maintains an accrual for obligations it incurs under its standard product warranty program and customer, part, or process specific matters. The Company’s standard warranty period is one year, however in certain instances the warranty period may be extended to as long as two years. Management estimates the fair value of the Company’s warranty liability based on actual past warranty claims experience, its policies regarding customer warranty returns and other estimates about the timing and disposition of product returned under the standard program. Customer, part, or process specific accruals are estimated using a specific identification method. Historical profit and loss impact related to warranty returns activity has been minimal. The total warranty accrual was $0.4 million and $0.3 million as of June 29, 2014 and March 30, 2014, respectively.
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
The Company is also a party to various other legal proceedings and claims arising in the normal course of business. As of June 29, 2014, the Company has not recorded any accrual for contingent liabilities associated with its legal proceedings based on the belief that liabilities, while possible, are not probable. Further, probable losses or ranges of possible losses in these matters cannot be reasonably estimated at this time. Generally, litigation is subject to inherent uncertainties, and no assurance can be given that the Company will prevail in any particular lawsuit. Accordingly, pending lawsuits, as well as potential future litigation with other companies, could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's financial condition, results of operations or cash flows.

Note 14. Employee Benefit Plans
401(k) Plan
The Company sponsors a 401(k) retirement matching plan for qualified domestic employees.  The Company recorded expenses of approximately $0.7 million and $0.6 million in matching contributions under the plan during the three months ended June 29, 2014 and June 30, 2013, respectively.
Deferred Compensation Plans
Effective November 1, 2000, the Company established an unfunded deferred compensation plan to provide benefits to executive officers and other key employees. Under the plan, participants can defer any portion of their salary and bonus compensation into the plan and may choose from a portfolio of funds from which earnings are measured. Participant balances are always 100% vested. As of June 29, 2014 and March 30, 2014, obligations under the plan totaled approximately $14.4 million and $13.8 million, respectively. Additionally, the Company has set aside assets in a separate trust that is invested in corporate owned life insurance intended to substantially fund the liability under the plan. As of June 29, 2014 and March 30, 2014, the deferred compensation plan assets were approximately $16.1 million.
During the first quarter of fiscal 2013, the Company assumed a deferred compensation plan associated with the acquisition of Fox. Under this plan, participants in retirement are entitled to receive a fixed amount from the Company on a monthly basis. The Company has purchased life insurance policies with the intention of funding the liability under this plan. As of June 29, 2014 and March 30, 2014, the deferred compensation plan assets under this plan were approximately $0.7 million. As of June 29, 2014 and March 30, 2014, the deferred compensation plan liabilities under this plan were approximately $1.6 million.
International Employee Benefit Plans
The Company sponsors defined-benefit pension plans, defined-contribution plans, multi-employer plans and other post-employment benefit plans covering employees in certain of the Company's international locations. As of June 29, 2014 and March 30, 2014, the net liability for all of these international benefit plans totaled $1.4 million.

Note 15. Income Taxes
During the three months ended June 29, 2014, the Company recorded an income tax expense of $0.3 million from continuing operations. The Company recorded an income tax benefit of $0.1 million in the three months ended June 30, 2013 from continuing operations. The income tax expense recorded in the three months ended June 29, 2014 was primarily due to U.S. federal and state taxes on U.S. earnings. The income tax benefit recorded in the three months ended June 30, 2013 was primarily due to the reversal of uncertain tax positions resulting from statute lapse.
The Company continued to maintain a valuation allowance as a result of uncertainties related to the realization of its net deferred tax assets at June 29, 2014. The valuation allowance was established as a result of weighing all positive and negative evidence. The valuation allowance reflects the conclusion of management that it is more likely than not that benefits from certain deferred tax assets will not be realized. If actual results differ from estimates or the Company's estimates are adjusted in future periods, the valuation allowance may require adjustment which could materially impact the Company’s financial position and results of operations. It is reasonably possible that sometime in the next twelve months, positive evidence will be sufficient to release a material amount of the Company's valuation allowance; however, there is no assurance that this will occur. The required accounting for the potential release would have significant deferred tax consequences and would increase earnings in the quarter in which the allowance is released.
The Company benefits from tax incentives granted by local tax authorities in certain foreign jurisdictions. In the fourth quarter of fiscal 2011, the Company agreed with the Malaysia Industrial Development Board to enter into a new tax holiday which is a full tax exemption on statutory income for a period of 10 years commencing April 4, 2011. This tax holiday is subject to the Company meeting certain financial targets, investments, headcounts and activities in Malaysia.
The Company believes that it is reasonably possible that a decrease of up to $2.0 million in unrecognized tax benefits may occur within the next twelve months due to settlements with tax authorities or statute lapses.
In fiscal 2013, the Internal Revenue Service commenced a tax audit for fiscal years beginning 2011 through 2012. Although the final outcome is uncertain, based on currently available information, the Company believes that the ultimate outcome will not have a material adverse effect on its financial position, cash flows or results of operations.

As of June 29, 2014 , the Company was subject to examination in various state and foreign jurisdictions for tax years 2007 forward, none of which were individually material.

Note 16. Segment Information
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

•
Computing and Consumer segment: includes clock generation and distribution products, high-performance server memory interfaces, PCI Express switching solutions, power management solutions, signal integrity products and PC audio.

The tables below provide information about these segments:

Revenue by segment	Three Months Ended
(in thousands)	June 29, 2014	June 30, 2013
Communications	$80,986	$67,687
Computing and Consumer	45,316	49,777
Total revenues	$126,302	$117,464

Income (loss) by segment from continuing operations	Three Months Ended
(in thousands)	June 29, 2014	June 30, 2013
Communications	$29,109	$18,998
Computing and Consumer	(1,732)	(7,998)
Unallocated expenses:
Amortization of intangible assets	(2,549)	(3,321)
Assets impairment and recoveries	(2,302)	36
Stock-based compensation expense	(4,959)	(4,820)
Severance, retention and facility closure costs	(573)	(1,182)
Acquisition-related costs and other	—	(468)
Deferred compensation plan expense, net	(14)	(1)
Interest income and other, net	382	158
Income from continuing operations, before income taxes	$17,362	$1,402

The Company does not allocate goodwill and intangible assets impairment charge, intangible assets amortization, severance and retention costs, acquisition-related costs, stock-based compensation, deferred compensation plan expense, interest income and other, and interest expense to its segments. In addition, the Company does not allocate assets to its segments. The Company excludes these items consistent with the manner in which it internally evaluates its results of operations.

Revenues from unaffiliated customers by geographic area, based on the customers' shipment locations, were as follows:

	Three Months Ended
(in thousands)	June 29, 2014	June 30, 2013
Asia Pacific	$81,799	$72,282
Americas (1)	17,008	18,646
Japan	10,242	10,101
Europe	17,253	16,435
Total revenues	$126,302	$117,464

(1)	The revenues from the customers in the U.S. were $15.1 million and $16.1 million in the three months ended June 29, 2014 and June 30, 2013, respectively.
The Company utilizes global and regional distributors around the world, who buy product directly from the Company on behalf of their customers. No distributor accounted for 10% or more of Company's revenues in the three months ended June 29, 2014. One distributor, Avnet represented approximately 13% of the Company’s revenues for the three month periods ended June 30, 2013.
At June 29, 2014, two distributors represented approximately 15% and 13% of the Company’s gross accounts receivable. At March 30, 2014, four distributors represented approximately 15%, 15%, 12% and 11% of the Company’s gross accounts receivable.
The Company’s significant operations outside of the United States include a test facility in Malaysia, design centers in Canada and China, and sales subsidiaries in Japan, Asia Pacific and Europe. The Company's property, plant and equipment, net, are summarized below by geographic area:

(in thousands)	June 29, 2014	March 30, 2014
United States	$40,791	$40,561
Canada	4,814	4,660
Malaysia	18,801	20,972
All other countries	1,535	3,634
Total property, plant and equipment, net	$65,941	$69,827

Note 17. Derivative Financial Instruments
As of June 29, 2014 and March 30, 2014, the Company did not have any outstanding foreign currency contracts that were designated as hedges of forecasted cash flows or capital equipment purchases. The Company does not enter into derivative financial instruments for speculative or trading purposes.

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
This discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and accompanying Notes included in this report and the Audited Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended March 30, 2014 filed with the SEC. Operating results for the three months ended June 29, 2014 are not necessarily indicative of operating results for an entire fiscal year.
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
For a discussion of our critical accounting policies, see Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended March 30, 2014. We believe that these accounting policies are "critical," as defined by the SEC, in that they are both highly important to the portrayal of our financial condition and results, and they require difficult management judgments, estimates and assumptions about matters that are inherently uncertain. We believe that there have been no significant changes during the three months ended June 29, 2014 to the items that we disclosed as our critical accounting policies in our Annual Report on Form 10-K for the fiscal year ended March 30, 2014.
Business Overview
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
For more information on our business, please see Part I, Item 1, “Business,” in our Annual Report on Form 10-K for the fiscal year ended March 30, 2014.
Recent developments
Discontinued Operations - High-Speed Converter ("HSC") Business
In the third quarter of fiscal 2014, we initiated a project to divest our HSC business. We believe that this divestiture will allow us to strengthen our focus on analog-intensive mixed-signal, timing and synchronization, and interface and connectivity solutions. We envision fully divesting our HSC business within the twelve months from the initiation date of the plan and have classified these assets as held for sale and accordingly these assets are no longer being depreciated or amortized.
The HSC business includes the assets of NXP B.V.’s Data Converter Business and Alvand Technologies, Inc., which we acquired during fiscal 2013. The total purchase consideration we paid to acquire Alvand Technologies, Inc. included a liability representing the fair value of contingent cash consideration which is paid based upon the achievement of future product development milestones to be completed within 3 years following the acquisition date. As of March 30, 2014, the remaining estimated fair value of the unpaid contingent consideration was $2.1 million, of which the Company paid $1.6 million and released the remaining contingent consideration of $0.5 million to discontinued operations in the Condensed Consolidated Statement of Operations for the three months ended June 29, 2014, as the remaining future milestones will not be achieved as a result of the asset sale discussed below.
On May 30, 2014, we completed the sale of certain assets related to the Alvand portion of the HSC business to a buyer pursuant to an Asset Purchase Agreement. Upon the closing of the transaction, the buyer paid the Company $18.0 million in cash consideration, of which $2.7 million will be held in an escrow account for a period of 18 months. For the three months ended June 29, 2014, we recorded a gain of $16.8 million related to this divestiture.
Following the sale of assets related to the Alvand portion of the HSC business, the business had remaining long-lived assets classified as held for sale amounting to $8.5 million, which consisted of $2.9 million in fixed assets and $5.6 million in intangible assets. We evaluated the carrying value of these assets and determined that it exceeded estimated fair value based on estimated selling price less cost to sell. Accordingly, we recorded total impairment charge of $8.5 million for the three months ended June 29, 2014.

The HSC business was included in the Company’s Communications reportable segment. For financial statements purposes, the results of operations for the HSC business have been segregated from those of the continuing operations and are presented in the Company's condensed consolidated financial statements as discontinued operations.
Overview
The following table and discussion provides an overview of our operating results from continuing operations for the three months ended June 29, 2014 and June 30, 2013:

	Three Months Ended
(in thousands, except for percentage)	June 29, 2014	June 30, 2013
Revenues	$126,302	$117,464
Gross profit	$74,009	$66,122
As a % of revenues	59%	56%
Operating income	$16,500	$1,345
As a % of revenues	13%	1%
Net income from continuing operations	$17,111	$1,501
As a % of revenues	14%	1%

Our revenues increased by $8.8 million, or 8%, to $126.3 million in the quarter ended June 29, 2014 compared to the quarter ended June 30, 2013. The increase was primarily due to increased unit shipments in our Communications segment as we continued to experience increased demand for our Rapid I/O switching solutions products. This was partly offset by the loss of revenue from the sale of our Audio business during the quarter ended December 29, 2013. Gross profit percentage improved primarily due to an improved shipment mix of higher margin products, reduced manufacturing costs and improved inventory management. Net income from continuing operations was $17.1 million in the first quarter of fiscal 2015 as compared to $1.5 million in the first quarter of fiscal 2014. This increase in net income was primarily due to increased revenues and gross margin combined with decreased operating expenses.

Results of Continuing Operations
Revenues

Revenues by segment:	Three Months Ended
(in thousands)	June 29, 2014	June 30, 2013
Communications	$80,986	$67,687
Computing and Consumer	45,316	49,777
Total revenues	$126,302	$117,464

Product groups representing greater than 10% of net revenues:	Three Months Ended
As a percentage of net revenues	June 29, 2014	June 30, 2013
Communications:
Communications timing products	26%	28%
Serial RapidIO products	20%	13%
All others less than 10% individually	18%	17%
Total communications	64%	58%

Computing and Consumer:
Consumer and computing timing products	16%	18%
Memory interface products	15%	16%
All others less than 10% individually	5%	8%
Total computing and consumer	36%	42%

Total	100%	100%

Communications Segment
Revenues in our Communications segment increased $13.3 million, or 20%, to $81.0 million in the quarter ended June 29, 2014 as compared to the quarter ended June 30, 2013. The increase was primarily due to a $10.3 million increase in shipments of our Rapid I/O switching solutions products combined with $2.9 million increase in Radio Frequency product revenues, offset in part by lower revenue from legacy products.
Computing and Consumer Segment
Revenues in our Computing and Consumer segment decreased $4.5 million, to $45.3 million in the quarter ended June 29, 2014 as compared to the quarter ended June 30, 2013. The decrease was primarily due to the loss of revenue amounting to $5.4 million from sale of our Audio business and PCIe enterprise flash controller business during the three month periods ended December 29 and September 29, 2013 and respectively. This was offset in part by the $1.1 million increase in shipments of our wireless power products.
Revenues by Region
Revenues in the quarter ended June 29, 2014 increased primarily in APAC (Asia Pacific region excluding Japan), which was offset by decreases in Europe as compared to the quarter ended June 30, 2013. Revenues in APAC, the Americas, Japan and Europe accounted for 65%, 13%, 8% and 14%, respectively, of consolidated revenues in the quarter ended June 29, 2014 compared to 61%, 16%, 9% and 14% of our consolidated revenues in the quarter ended June 30, 2013. The APAC region continues to be our strongest region, as many of our largest customers utilize manufacturers in that region.

Gross Profit

	Three Months Ended
	June 29, 2014	June 30, 2013
Gross Profit (in thousands)	$74,009	$66,122
Gross Profit Percentage	58.6%	56.3%

Gross profit increased $7.9 million in the quarter ended June 29, 2014 compared to the quarter ended June 30, 2013 as a result of increased revenues combined with a higher gross margin percentage. Gross profit as a percentage of revenues increased 2.3% in the quarter ended June 29, 2014 compared to the quarter ended June 30, 2013. Gross profit percentage improved primarily due to an improved shipment mix of higher margin products, reduced manufacturing costs and improved inventory management. During the fourth quarter of fiscal 2012, we completed the transition of wafer fabrication activities from our Oregon fab to third party foundries. As of June 29, 2014 and March 30, 2014, the balance of net buffer stock inventory which was built in anticipation of the transition of wafer fabrication activities to third party foundries totaled approximately $0.7 million and $1.0 million, respectively.
Operating Expenses
The following table presents our operating expenses for the three months ended June 29, 2014 and June 30, 2013:

	Three Months Ended
	June 29, 2014		June 30, 2013
(in thousands, except for percentages)	Dollar Amount	% of Net Revenue	Dollar Amount	% of Net Revenue
Research and development	$32,050	25%	$37,939	32%
Selling, general and administrative	$25,459	20%	$26,838	23%

Research and Development (R&D)
R&D expense decreased $5.9 million, or 15.5%, to $32.1 million in the quarter ended June 29, 2014 compared to the quarter ended June 30, 2013. The decrease was primarily due to a $4.8 million decrease in R&D labor and benefits related costs and a $1.5 million decrease in engineering design tool license costs resulting from the divestitures of our Audio business and PCIe enterprise flash controller business, combined with other headcount reduction actions taken in fiscal 2014. Other significant decreases included $0.8 million in outside services and $0.6 million in R&D materials. These decreases were partly offset by a $1.6 million increase in accrued employee bonus expense.
Selling, General and Administrative (SG&A)
SG&A expense decreased $1.4 million, or 5.1%, to $25.5 million in the quarter ended June 29, 2014 as compared to the quarter ended June 30, 2013. The decrease was primarily driven by reduced headcount costs of $1.5 million resulting from the divestitures of our Audio business and PCIe enterprise flash controller business, combined with other headcount reduction actions taken in fiscal 2014. Other significant decreases included $0.8 million in acquisition related legal and consulting costs due to a reduction in acquisition and divestiture related activities as compared to the same period last year, and $0.2 million in sales commissions. These decreases were partly offset by a $1.2 million increase in accrued employee bonus expense.
Interest Income and Other, Net
The components of interest income and other, net are summarized as follows:

	Three Months Ended
(in thousands)	June 29, 2014	June 30, 2013
Interest income	$552	$264
Other income (expense), net	310	(207)
Interest income and other, net	$862	$57

Interest income is derived from earnings on our cash and short-term investments. Other income (expense), net primarily consists of gains or losses in the value of deferred compensation plan assets, foreign currency gains or losses and other non-operating gains or losses. The increase in interest income in the quarter ended June 29, 2014 as compared to the same quarter in the prior year was primarily attributable to higher level of short-term investments. The increase in other income in the quarter ended June 29, 2014 as compared to the same quarter in the prior year was primarily due to gains in the value of deferred compensation plan assets and favorable impact of foreign exchange fluctuations.
Income Tax Expense (Benefit)
During quarter ended June 29, 2014 and June 30, 2013, we recorded income tax expense (benefit) from continuing operations of $0.3 million and $(0.1) million, respectively. The income tax expense recorded in the quarter ended June 29, 2014 was primarily due to U.S. federal and state taxes on U.S. earnings. The income tax benefit recorded in the quarter ended June 30, 2013 was primarily due to the reversal of uncertain tax positions resulting from statute lapse.
We continued to maintain a valuation allowance as a result of uncertainties related to the realization of our net deferred tax assets at June 29, 2014. The valuation allowance was established as a result of weighing all positive and negative evidence. The valuation allowance reflects the conclusion of management that it is more likely than not that benefits from certain deferred tax assets will not be realized. If actual results differ from estimates or management estimates are adjusted in future periods, the valuation allowance may require adjustment which could materially impact the Company’s financial position and results of operations. It is reasonably possible that sometime in the next twelve months, positive evidence will be sufficient to release a material amount of the Company's valuation allowance; however, there is no assurance that this will occur. The required accounting for the potential release would have significant deferred tax consequences and would increase earnings in the quarter in which the allowance is released.
The Company benefits from tax incentives granted by local tax authorities in certain foreign jurisdictions. In the fourth quarter of fiscal 2011, the Company agreed with the Malaysia Industrial Development Board to enter into a new tax holiday which is a full tax exemption on statutory income for a period of 10 years commencing April 4, 2011. This tax holiday is subject to the Company meeting certain financial targets, investments, headcounts and activities in Malaysia.
We believe that it is reasonably possible that a decrease of up to $2.0 million in unrecognized tax benefits may occur within the next twelve months due to settlements with tax authorities or statute lapses.

Liquidity and Capital Resources
Our cash and cash equivalents and short-term investments were $464.2 million at June 29, 2014, an increase of $10.4 million compared to March 30, 2014.
We had no outstanding debt at June 29, 2014 and March 30, 2014.
Cash Flows from Operating Activities
Net cash provided by operating activities totaled $24.1 million in the three months ended June 29, 2014 compared to $13.9 million in the three months ended June 30, 2013. Cash provided by operating activities in the three months ended June 29, 2014 consisted of our net income of $21.8 million, adjusted to add back depreciation, amortization, impairment charges and other non-cash items which totaled $21.8 million less net gain on divestitures of $16.8 million; and cash used by working capital requirements. In the three months ended June 29, 2014, excluding the effects of non-cash activities, cash used by working capital requirements was $2.7 million and consisted primarily of a $3.2 million increase in accounts receivable due to an increase in revenues as compared to the fourth quarter of fiscal 2014, a $2.1 million decrease in accounts payables, a $1.4 million decrease in other accrued liabilities, and a $1.1 million decrease in accrued compensation. These working capital uses were offset in part by cash provided from a $3.9 million decrease in inventories and $1.3 million decrease in prepaid and other assets.
Cash Flows from Investing Activities
Net cash used by investing activities in the three months ended June 29, 2014 was $14.8 million compared to cash used of $34.9 million in the three months ended June 30, 2013.  Net cash provided by investing activities in the three months ended June 29, 2014 was primarily due to $15.3 million of proceeds from divestiture of assets of Alvand portion of HSC business and $3.3 million for the net sale of short-term investments, offset in part by $4.8 million of expenditures to purchase capital equipment.
Cash Flows from Financing Activities
Net cash used by financing activities was $26.1 million in the three months ended June 29, 2014 as compared to net cash provided by financing activities of $4.4 million in the three months ended June 30, 2013. Cash used by financing activities in the three months ended June 29, 2014, was primarily due to $30.7 million in stock buyback, offset in part by proceeds of approximately $6.2 million from the exercise of employee stock options and the issuance of stock under our employee stock purchase plan.
We anticipate capital expenditures of approximately $15 million to $25 million during the next 12 months to be financed through cash generated from operations and existing cash and investments.
In addition, as much of our revenues are generated outside the U.S., a significant portion of our cash and investment portfolio accumulates in the foreign countries in which we operate. At June 29, 2014, we had cash, cash equivalents and investments of approximately $355.4 million invested overseas in accounts belonging to various IDT foreign operating entities. While these amounts are primarily invested in U.S. dollars, a portion is held in foreign currencies, and all offshore balances are exposed to local political, banking, currency control and other risks. In addition, these amounts may be subject to tax and other transfer restrictions.
We believe that existing cash and investment balances, together with cash flows from operations, will be sufficient to meet our working capital and capital expenditure needs through at least the next 12 months. We may choose to investigate other financing alternatives to supplement U.S. liquidity; however, we cannot be certain that additional financing will be available on satisfactory terms.
Off-Balance Sheet Arrangements
As of June 29, 2014, we did not have any off-balance sheet arrangements, as defined under SEC Regulation S-K Item 303(a)(4)(ii).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our interest rate risk relates primarily to our short-term investments of $359.8 million and $362.6 million as of June 29, 2014 and March 30, 2014, respectively.  By policy, we limit our exposure to long-term investments and mitigate the credit risk through diversification and adherence to a policy requiring the purchase of highly rated securities. As of June 29, 2014 and March 30, 2014, the Company’s cash, cash equivalents and investment portfolio was concentrated in securities with same day liquidity and a substantial majority of securities in our investment portfolio had maturities of less than two years. A hypothetical 10% change in interest rates would not have a material effect on the value of our investment portfolio as of June 29, 2014. We do not currently use derivative financial instruments in our investment portfolio.
At June 29, 2014 and March 30, 2014, we had no outstanding debt.
We are exposed to foreign currency exchange rate risk as a result of international sales, assets and liabilities of foreign subsidiaries, local operating expenses of our foreign entities and capital purchases denominated in foreign currencies. We may use derivative financial instruments to help manage our foreign currency exchange exposures. We do not enter into derivatives for speculative or trading purposes. We have foreign exchange facilities used for hedging arrangements with banks that allow the Company to enter into foreign exchange contracts totaling approximately $20.0 million, all of which was available at June 29, 2014. We performed a sensitivity analysis as of June 29, 2014 and March 30, 2014 and determined that, without hedging the exposure, a 10% change in the value of the U.S. dollar would result in an approximate 0.4% impact on gross profit margin percentage, as we operate a manufacturing testing facility in Malaysia, and an approximate 1.3% and 1.0% impact to operating expenses (as a percentage of revenue), respectively, as we operate sales offices in Japan and throughout Europe and design centers in the U.S., China, and Canada. At June 29, 2014 and March 30, 2014, we had no outstanding foreign exchange contracts.
We did not have any currency exposure related to any outstanding capital purchases as of June 29, 2014 and March 30, 2014.

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
At June 29, 2014, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure control and procedures were effective at a reasonable assurance level. There have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

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
The Company is also a party to various other legal proceedings and claims arising in the normal course of business. As of June 29, 2014, the Company has not recorded any accrual for contingent liabilities associated with its legal proceedings based on the belief that liabilities, while possible, are not probable. Further, probable ranges of losses in these matters cannot be reasonably estimated at this time. Generally, litigation is subject to inherent uncertainties, and no assurance can be given that the Company will prevail in any particular lawsuit. Accordingly, pending lawsuits, as well as potential future litigation with other companies, could result in substantial costs and diversion of resources and could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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
International operations add increased volatility to our operating results.
A substantial percentage of our total revenues are derived from international sales, as summarized below:

(percentage of total revenues)	First Three Months of Fiscal 2015	Fiscal 2014
APAC	65%	64%
Americas	13%	15%
Japan	8%	8%
Europe	14%	13%
Total	100%	100%
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

Contract pricing for raw materials and equipment used in the fabrication and assembly processes, as well as for foundry and subcontract assembly services, may also be affected by currency controls, exchange rate fluctuations and currency devaluations. We sometimes hedge currency risk for currencies that are highly liquid and freely quoted, but may not enter into hedge contracts for currencies with limited trading volume. In addition, as much of our revenues are generated outside the United States, a significant portion of our cash and investment portfolio accumulates in the foreign countries in which we operate. On June 29, 2014, we had cash, cash equivalents and investments of approximately $355.4 million invested overseas in accounts belonging to our foreign subsidiaries. While these amounts are primarily invested in U.S. dollars, a portion is held in foreign currencies, and all offshore balances are exposed to local political, banking, currency control and other risks. In addition, these amounts may be subject to tax and other transfer restrictions.
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
Over the past several years, we have made several acquisitions. As a result of these acquisitions, we had $135.6 million of goodwill and $9.6 million of intangible assets on our Condensed Consolidated Balance Sheet as of June 29, 2014. In determining fair value, we consider various factors, including our market capitalization, forecasted revenue and costs, risk-adjusted discount rates, future economic and market conditions, determination of appropriate market comparables and expected periods over which our assets will be utilized and other variables. If our assumptions regarding forecasted cash flow, revenue and margin growth rates of certain long-lived asset groups and reporting units are not achieved, an impairment review may be triggered for the remaining balance of goodwill and long-lived assets prior to the next annual review in the fourth quarter of fiscal 2015, which could result in material charges that could impact our operating results and financial position.
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
On August 22, 2012, under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC adopted new requirements for companies that use certain minerals and metals, known as conflict minerals, in their products, whether or not these products are manufactured by third parties. These requirements will require companies to disclose and report whether or not such minerals originate from the Democratic Republic of Congo and adjoining countries. The implementation of these new requirements could adversely affect the sourcing, availability and pricing of such minerals if they are found to be used in the manufacture of our products. In addition, we will incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products. Since our supply chain is complex, we may not be able to sufficiently verify the origins for these minerals and metals used in our products through the due diligence procedures that we implement, and may face difficulties in satisfying customers who require that all of the components of our products are certified as free of any conflict minerals. We filed with the SEC our report for the 2013 calendar year on May 30, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information with respect to repurchases of our common stock during the first quarter of fiscal 2015:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
March 31, 2014 - April 27, 2014	805,700	$11.77	805,700	$95,506,535
April 28, 2014 - May 25, 2014	825,400	$12.10	825,400	$86,522,012
May 26, 2014 - June 29, 2014	818,633	$13.77	818,633	$75,251,078
Total	2,449,733	$12.55	2,449,733

On July 21, 2010, our Board of Directors approved a share repurchase plan to purchase up to $225.0 million of our common stock. On October 22, 2013, our Board of Directors approved a new share repurchase authorization for $150.0 million. As of June 29, 2014, approximately $75.3 million was available for future purchases under the share repurchase program. Share repurchases were recorded as treasury stock and resulted in a reduction of stockholders’ equity. The program is intended to reduce the number of outstanding shares of our common stock to offset dilution from employee equity grants and increase shareholder value.

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

INTEGRATED DEVICE TECHNOLOGY, INC. Registrant
	By:	/s/ Gregory L. Waters
August 6, 2014		Gregory L. Waters President and Chief Executive Officer

/s/ Brian C. White
August 6, 2014		Brian C. White Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)