Form 10-Q
period 2014-09-28
INTEGRATED DEVICE TECHNOLOGY INC
filed 2014-11-05
CIK 703361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________
(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2014 OR

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
 ☒  Large accelerated filer                           ☐   Accelerated filer                            ☐  Non-accelerated filer               ☐ Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
The number of outstanding shares of the registrant's Common Stock, $.001 par value, as of October 31, 2014 was approximately 148,650,153.

INTEGRATED DEVICE TECHNOLOGY, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)	September 28, 2014	March 30, 2014
Assets
Current assets:
Cash and cash equivalents	$105,020	$91,211
Short-term investments	384,493	362,604
Accounts receivable, net of allowances of $2,598 and $3,134	77,437	68,904
Inventories	37,639	49,622
Income tax receivable	112	195
Prepayments and other current assets	10,576	12,839
Total current assets	615,277	585,375
Property, plant and equipment, net	65,765	69,827
Goodwill	135,644	135,644
Other intangible assets, net	7,882	18,741
Deferred non-current tax assets	762	762
Other assets	22,864	20,611
Total assets	$848,194	$830,960
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$27,002	$25,442
Accrued compensation and related expenses	28,456	24,343
Deferred income on shipments to distributors	15,497	14,006
Deferred tax liabilities	1,440	1,346
Other accrued liabilities	14,605	11,525
Total current liabilities	87,000	76,662
Deferred tax liabilities	1,494	1,494
Long-term income tax payable	272	266
Other long-term liabilities	18,444	18,683
Total liabilities	107,210	97,105
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock: $.001 par value: 10,000 shares authorized; no shares issued	—	—
Common stock: $.001 par value: 350,000 shares authorized; 148,670 and 149,996 shares outstanding at September 28, 2014 and March 30, 2014, respectively	149	150
Additional paid-in capital	2,488,614	2,467,341
Treasury stock at cost: 98,215 shares at September 28, 2014 and 94,556 shares at March 30, 2014, respectively	(1,070,453)	(1,021,301)
Accumulated deficit	(677,659)	(713,944)
Accumulated other comprehensive income	333	1,609
Total stockholders' equity	740,984	733,855
Total liabilities and stockholders' equity	$848,194	$830,960

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
(Unaudited, in thousands, except per share data)	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Revenues	$137,093	$124,047	$263,395	$241,511
Cost of revenues	55,217	53,286	107,510	104,628
Gross profit	81,876	70,761	155,885	136,883
Operating expenses:
Research and development	30,742	38,937	62,792	76,876
Selling, general and administrative	26,795	27,301	52,254	54,139
Total operating expenses	57,537	66,238	115,046	131,015
Operating income	24,339	4,523	40,839	5,868
Gain from divestiture	—	82,349	—	82,349
Interest income and other, net	405	756	1,267	813
Income before income taxes from continuing operations	24,744	87,628	42,106	89,030
Income tax provision	498	217	749	118
Net income from continuing operations	$24,246	$87,411	$41,357	$88,912

Discontinued operations:
Gain from divestiture before income taxes	—	—	16,840	—
Loss from discontinued operations before income taxes	(9,747)	(3,935)	(21,900)	(7,799)
Income tax provision (benefit)	57	(175)	12	(274)
Net loss from discontinued operations	(9,804)	(3,760)	(5,072)	(7,525)

Net income	$14,442	$83,651	$36,285	$81,387

Basic net income per share - continuing operations	$0.16	$0.58	$0.28	$0.60
Basic net loss per share - discontinued operations	$(0.06)	$(0.02)	$(0.04)	$(0.05)
Basic net income per share	$0.10	$0.56	$0.24	$0.55

Diluted net income per share - continuing operations	$0.16	$0.57	$0.27	$0.59
Diluted net loss per share - discontinued operations	$(0.07)	$(0.03)	$(0.03)	$(0.05)
Diluted net income per share	$0.09	$0.54	$0.24	$0.54

Weighted average shares:
Basic	148,683	149,814	148,983	148,157
Diluted	153,784	153,497	153,816	151,630

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Six Months Ended
(Unaudited, in thousands)	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013

Net income	$14,442	$83,651	$36,285	$81,387
Other comprehensive income (loss), net of taxes:
Currency translation adjustments, net of tax	(1,585)	750	(1,255)	541
Change in net unrealized gain (loss) on investments, net of tax	(448)	619	(16)	(111)
Actuarial loss on post-employment and post-retirement benefit plans, net of tax	(2)	(1)	(5)	(3)
Total other comprehensive income (loss)	(2,035)	1,368	(1,276)	427
Comprehensive income	$12,407	$85,019	$35,009	$81,814

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
(Unaudited, in thousands)	September 28, 2014	September 29, 2013
Cash flows from operating activities:
Net income	$36,285	$81,387
Adjustments:
Depreciation	10,364	10,706
Amortization of intangible assets	4,225	8,560
Impairment of assets held for sale	8,471	—
Gain from divestiture, net	(16,840)	(82,349)
Stock-based compensation expense, net of amounts capitalized in inventory	10,665	7,478
Deferred tax provision	94	(3)
Changes in assets and liabilities:
Accounts receivable, net	(8,533)	(9,408)
Inventories	12,158	(1,893)
Prepayments and other assets	1,701	4,343
Accounts payable	1,180	2,078
Accrued compensation and related expenses	4,113	(1,565)
Deferred income on shipments to distributors	1,491	(973)
Income taxes payable and receivable	(109)	(1,324)
Other accrued liabilities and long-term liabilities	4,467	4,556
Net cash provided by operating activities	69,732	21,593
Cash flows from investing activities:
Cash in escrow related to acquisitions	1,026	6,000
Proceeds from divestitures	15,300	96,099
Purchases of property, plant and equipment	(8,748)	(10,527)
Purchases of short-term investments	(111,100)	(255,191)
Proceeds from sales of short-term investments	56,883	84,201
Proceeds from maturities of short-term investments	32,295	16,074
Net cash used in investing activities	(14,344)	(63,344)
Cash flows from financing activities:
Proceeds from issuance of common stock	10,432	24,745
Repurchase of common stock	(49,152)	—
Payment of acquisition related contingent consideration	(1,600)	(4,701)
Net cash provided by (used in) financing activities	(40,320)	20,044
Effect of exchange rates on cash and cash equivalents	(1,259)	541
Net increase (decrease) in cash and cash equivalents	13,809	(21,166)
Cash and cash equivalents at beginning of period	91,211	130,837
Cash and cash equivalents at end of period	$105,020	$109,671

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
Basis of Presentation. The Company's fiscal year is the 52- or 53-week period ending on the Sunday closest to March 31. In a 52-week year, each fiscal quarter consists of 13 weeks. In a 53-week year, the additional week is usually added to the third quarter, making such quarter consist of 14 weeks. The first and second quarters of fiscal 2015 and fiscal 2014 were 13-week periods.
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
Recent Accounting Pronouncements
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
Accounting Pronouncements Not Yet Effective for Fiscal 2015
In April 2014, the FASB issued guidance which changes the criteria for identifying a discontinued operation. The guidance limits the definition of a discontinued operation to the disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has, or will have, a major effect on an entity's operations and financial results. This amended guidance is effective for annual and interim reporting periods beginning after December 15, 2014. The Company expects this guidance to have an impact on its financial statements only in the event of a future disposition which meets the criteria.

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
The following table sets forth the computation of basic and diluted net income per share from continuing operations:

	Three Months Ended		Six Months Ended
(in thousands, except per share amounts)	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Numerator (basic and diluted):
Net income from continuing operations	$24,246	$87,411	$41,357	$88,912

Denominator:
Weighted average common shares outstanding, basic	148,683	149,814	148,983	148,157
Dilutive effect of employee stock options and restricted stock units	5,101	3,683	4,833	3,473
Weighted average common shares outstanding, diluted	153,784	153,497	153,816	151,630

Basic net income per share from continuing operations	$0.16	$0.58	$0.28	$0.60
Diluted net income per share from continuing operations	$0.16	$0.57	$0.27	$0.59

Potential dilutive common shares of 9 thousand and 4.0 million pertaining to employee stock options and restricted stock units were excluded from the calculation of diluted earnings per share for the three months ended September 28, 2014 and September 29, 2013, respectively, because the effect would have been anti-dilutive. Potential dilutive common shares of 0.7 million and 4.3 million pertaining to employee stock options and restricted stock units were excluded from the calculation of diluted earnings per share for the six months ended September 28, 2014 and September 29, 2013, respectively, because the effect would have been anti-dilutive.

Note 3. Discontinued Operations
High-Speed Converter (“HSC”) Business
In the third quarter of fiscal 2014, the Company initiated a project to divest its HSC business. The Company believes that this divestiture would allow it to strengthen its focus on its analog-intensive mixed-signal, timing and synchronization, and interface and connectivity solutions. The Company envisions fully divesting its HSC business before the end of fiscal year 2015 and has classified these assets as held for sale and accordingly these assets are no longer being depreciated or amortized.
The HSC business includes the assets of NXP B.V.’s Data Converter Business and Alvand Technologies, Inc., which were acquired by the Company during fiscal 2013. On May 30, 2014, the Company completed the sale of certain assets related to the Alvand portion of the HSC business to a buyer pursuant to an Asset Purchase Agreement. Upon the closing of the transaction, the buyer paid the Company $18.0 million in cash consideration, of which $2.7 million will be held in an escrow account for a period of 18 months. The Company recorded a gain of $16.8 million related to this divestiture during the first quarter of fiscal 2015. The following table summarizes the components of the gain (in thousands):

Amount
Cash proceeds from sale (including amounts held in escrow)	$18,000
Less book value of assets sold and direct costs related to the sale:
Intangible assets	(990)
Transaction and other costs	(170)
Gain on divestiture	$16,840

Following the sale of assets related to the Alvand portion of the HSC business, the business had remaining long-lived assets classified as held for sale amounting to $8.5 million, which consisted of $2.9 million in fixed assets and $5.6 million in intangible assets. The Company evaluated the carrying value of these assets and determined that it exceeded its estimated fair value based on estimated selling price less cost to sell. Accordingly, total impairment charge of $8.5 million was recorded to loss from discontinued operations in the Condensed Consolidated Statement of Operations for the first quarter of fiscal 2015.

The HSC business was included in the Company’s Communications reportable segment. For financial statements purposes, the results of operations for the HSC business have been segregated from those of the continuing operations and are presented in the Company's condensed consolidated financial statements as discontinued operations.
The results of discontinued operations of the HSC business for the three and six months ended September 28, 2014 and September 29, 2013 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Revenues	$1,332	$602	$2,338	$1,120
Cost of revenues	(413)	(514)	(1,018)	(981)
Long-lived assets impairment	—	—	(8,471)	—
Severance costs (see Note 13)	(6,775)	—	(6,775)	—
Operating expenses	(3,891)	(4,023)	(7,974)	(7,938)
Gain on divestiture	—	—	16,840	—
Income tax benefit (provision)	(57)	175	(12)	274
Net loss from discontinued operations	$(9,804)	$(3,760)	$(5,072)	$(7,525)

Note 4. Other Divestitures (not accounted as discontinued operations)
Sale of ENC
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
Pursuant to the terms of the Asset Purchase Agreement by and among IDT and PMC, dated May 29, 2013, IDT sold (i) substantially all of the assets that were used by IDT and its subsidiaries in the business of designing, developing, manufacturing, testing, marketing, supporting, maintaining, distributing, provisioning and selling non-volatile memory (flash) controllers and (ii) all technology and intellectual property rights owned by IDT or any of its subsidiaries and used exclusively in, or developed exclusively for use in, (a) switching circuits having the primary function of flexible routing of data from/to multiple switch interface ports, where all switch interface ports conform to the PCIe protocol, or (b) circuits having the primary function of executing all of the capturing, re-timing, re-generating and re-transmitting PCIe signals to help extend the physical reach of the signals in a system (the “Disposition”).
In connection with the closing of the Disposition, a license agreement was entered into by IDT and a subsidiary of PMC simultaneously with the Asset Purchase Agreement, whereby IDT will license certain intellectual property rights and technology to PMC, and PMC will license back to IDT certain of the intellectual property rights and technology acquired by PMC in the Disposition.
In connection with the closing of the Disposition, IDT and PMC also entered into (a) a transition services agreement and (b) a five year supply agreement, whereby IDT will supply wafers for certain products to PMC.
Prior to the divestiture, the operating results for IDT's PCIe flash controller business were included in the Company's Computing and Consumer reportable segment. The PCIe enterprise flash controller business was part of a larger cash-flow generating product group and did not, on its own, represent a separate operation of the Company and, therefore, this sale did not qualify as discontinued operations.

Note 5. Fair Value Measurement
The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 28, 2014:

	Fair Value at Reporting Date Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash Equivalents and Short-Term Investments:
US government treasuries and agencies securities	$119,498	$—	$—	$119,498
Money market funds	56,254	—	—	56,254
Asset-backed securities	—	23,179	—	23,179
Corporate bonds	—	211,757	—	211,757
International government bonds	—	1,003	—	1,003
Corporate commercial paper	—	9,695	—	9,695
Bank deposits	—	20,417	—	20,417
Repurchase agreement	—	1,132	—	1,132
Municipal bonds	—	8,060	—	8,060
Total assets measured at fair value	$175,752	$275,243	$—	$450,995

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 30, 2014:

	Fair Value at Reporting Date Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash Equivalents and Short-Term Investments:
US government treasuries and agencies securities	$112,253	$—	$—	$112,253
Money market funds	53,430	—	—	53,430
Asset-backed securities	—	22,332	—	22,332
Corporate bonds	—	199,806	—	199,806
International government bonds	—	3,014	—	3,014
Corporate commercial paper	—	6,246	—	6,246
Bank deposits	—	18,538	—	18,538
Repurchase agreements	—	46	—	46
Municipal bonds	—	9,210	—	9,210
Total assets measured at fair value	$165,683	$259,192	$—	$424,875
Liabilities:
Fair value of contingent consideration	—	—	2,140	2,140
Total liabilities measured at fair value	$—	$—	$2,140	$2,140

U.S. government treasuries and U.S. government agency securities as of September 28, 2014 and March 30, 2014 do not include any U.S. government guaranteed bank issued paper. Corporate bonds include bank-issued securities that are guaranteed by the Federal Deposit Insurance Corporation (FDIC).

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
The following table summarizes the change in the fair value of the contingent consideration measured using significant unobservable inputs (Level 3) for the six months ended September 28, 2014:

(in thousands)	Estimated Fair Value
Balance as of March 30, 2014	$2,140
Payment, net of fair value adjustments	(1,600)
Release	(540)
Balance as of September 28, 2014	$—

During the first quarter of fiscal 2015, the Company paid $1.6 million and released the remaining contingent consideration of $0.5 million to discontinued operations, as the remaining future milestones will not be achieved as a result of the sale of certain assets related to the Alvand portion of the HSC business.

All of the Company’s available-for-sale investments are subject to a periodic impairment review. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. The Company did not record any impairment charges related to its available-for-sale investments in the six months ended September 28, 2014 and September 29, 2013.

Note 6. Investments
Available-for-Sale Securities
Available-for-sale investments at September 28, 2014 were as follows:

(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government treasuries and agencies securities	$119,455	$112	$(69)	$119,498
Money market funds	56,254	—	—	56,254
Asset-backed securities	23,179	10	(10)	23,179
Corporate bonds	211,631	292	(166)	211,757
International government bonds	1,012	—	(9)	1,003
Corporate commercial paper	9,695	—	—	9,695
Bank deposits	20,417	—	—	20,417
Repurchase agreements	1,132	—	—	1,132
Municipal bonds	8,036	35	(11)	8,060
Total available-for-sale investments	450,811	449	(265)	450,995
Less amounts classified as cash equivalents	(66,502)	—	—	(66,502)
Short-term investments	$384,309	$449	$(265)	$384,493

Available-for-sale investments at March 30, 2014 were as follows:

(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government treasuries and agencies securities	$112,268	$76	$(91)	$112,253
Money market funds	53,430	—	—	53,430
Asset-backed securities	22,330	11	(9)	22,332
Corporate bonds	199,598	335	(127)	199,806
International government bonds	3,023	—	(9)	3,014
Corporate commercial paper	6,246	—	—	6,246
Bank deposits	18,538	—	—	18,538
Repurchase agreements	46	—	—	46
Municipal bonds	9,196	32	(18)	9,210
Total available-for-sale investments	424,675	454	(254)	424,875
Less amounts classified as cash equivalents	(62,271)	—	—	(62,271)
Short-term investments	$362,404	$454	$(254)	$362,604

The cost and estimated fair value of available-for-sale securities at September 28, 2014, by contractual maturity, were as follows:

(in thousands)	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$163,750	$163,817
Due in 1-2 years	120,888	121,127
Due in 2-5 years	166,173	166,051
Total investments in available-for-sale securities	$450,811	$450,995

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses as of September 28, 2014, aggregated by investment category and length of time that individual securities have been in a continuous loss position.

	Less Than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$73,370	$(166)	$—	$—	$73,370	$(166)
Asset-backed securities	9,132	(10)	—	—	9,132	(10)
U.S. government treasuries and agencies securities	46,944	(69)	—	—	46,944	(69)
Municipal bonds	1,999	(11)	—	—	1,999	(11)
International government bonds	1,003	(9)	—	—	1,003	(9)
Total	$132,448	$(265)	$—	$—	$132,448	$(265)

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses, as of March 30, 2014, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	Less Than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$52,783	$(127)	$—	$—	$52,783	$(127)
Asset-backed securities	11,156	(9)	—	—	11,156	(9)
U.S. government treasuries and agencies securities	36,403	(91)	—	—	36,403	(91)
Municipal bonds	4,000	(18)	—	—	4,000	(18)
International government bonds	3,014	(9)	—	—	3,014	(9)
Total	$107,356	$(254)	$—	$—	$107,356	$(254)

Currently, a significant portion of the Company’s available-for-sale investments that it holds are high grade instruments.  As of September 28, 2014, the unrealized losses on the Company’s available-for-sale investments represented an insignificant amount in relation to its total available-for-sale portfolio. Substantially all of the Company’s unrealized losses on its available-for-sale marketable debt instruments are primarily driven by declines in interest rates or as a result of a decrease in the market liquidity for debt instruments.  Because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, the Company did not consider these investments to be other-than-temporarily impaired at September 28, 2014 and March 30, 2014.

Note 7. Stock-Based Employee Compensation
Equity Incentive Programs
The Company currently issues awards under two equity-based plans in order to provide additional incentive and retention to directors and employees who are considered to be essential to the long-range success of the Company. These plans are further described below.
2004 Equity Plan (2004 Plan)
Options granted by the Company under the 2004 Plan generally expire seven years from the date of grant and generally vest over a four-year period from the date of grant, with one-quarter of the shares of common stock vesting on the one-year anniversary of the grant date and the remaining shares vesting monthly for the 36 months thereafter. The exercise price of the options granted by the Company under the 2004 Plan shall not be less than 100% of the fair market value for a common share subject to such option on the date the option is granted. Full value awards made under the 2004 Plan shall become vested over a period of not less than three years (or, if vesting is performance-based, over a period of not less than one year) following the date such award is made; provided, however, that full value awards that result in the issuance of an aggregate of up to 5% of common stock available under the 2004 Plan may be granted to any one or more participants without respect to such minimum vesting provisions. As of September 28, 2014, there were 11.1 million shares available for future grant under the 2004 Plan.
Compensation Expense
The following table summarizes stock-based compensation expense by category appearing in the Company’s Condensed Consolidated Statement of Operations:

	Three Months Ended		Six Months Ended
(in thousands)	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Cost of revenue	$439	$392	$755	$725
Research and development	2,465	383	4,986	2,698
Selling, general and administrative	3,029	1,545	5,151	3,717
Discontinued operations	(281)	172	(227)	338
Total stock-based compensation expense	$5,652	$2,492	$10,665	$7,478
The amount of stock-based compensation expense that was capitalized during the periods presented above was not material.

Stock Options
The following is a summary of the Company's stock option activity and related weighted average exercise prices for each category:

	Six Months Ended September 28, 2014
(shares in thousands)	Shares	Price
Beginning stock options outstanding	5,602	$7.21
Granted	407	12.03
Exercised (1)	(886)	6.86
Canceled	(401)	8.70
Ending stock options outstanding	4,722	$7.56
Ending stock options exercisable	2,835	$6.76

(1)	Upon exercise, the Company issues new shares of common stock.
As of September 28, 2014, the unrecognized compensation cost related to nonvested stock options, net of estimated forfeitures, was $2.1 million and will be recognized over a weighted-average period of 1.16 years.
As of September 28, 2014, stock options vested and expected to vest totaled approximately 4.4 million with a weighted-average exercise price of $7.40 and a weighted-average remaining contractual life of 3.94 years. The aggregate intrinsic value was approximately $37.4 million.
As of September 28, 2014, fully vested stock options totaled approximately 2.8 million with a weighted-average exercise price of $6.76 and a weighted-average remaining contractual life of 3.18 years. The aggregate intrinsic value was approximately $26.1 million.
Restricted Stock Units
Restricted stock units granted by the Company under the 2004 Plan generally vest over at least a three-year period from the grant date with one-third of restricted stock units vesting on each one-year anniversary. As of September 28, 2014, 3.5 million restricted stock unit awards were outstanding under the 2004 Plan.
The following table summarizes the Company's restricted stock unit activity for each category for the six months ended September 28, 2014:

	Six Months Ended September 28, 2014
(shares in thousands)	Shares	Weighted-average grant date fair value per share
Beginning RSUs outstanding	2,924	$7.44
Granted	1,770	12.63
Released	(873)	7.26
Forfeited	(281)	8.52
Ending RSUs outstanding	3,540	$9.99
As of September 28, 2014, restricted stock units vested and expected to vest totaled approximately 2.7 million with a weighted-average remaining contract life of 1.62 years. The aggregate intrinsic value was approximately $43.7 million.
As of September 28, 2014, the unrecognized compensation cost related to restricted stock units granted under the Company’s equity incentive plan was approximately $17.6 million, net of estimated forfeitures, and is expected to be recognized over a weighted-average period of 1.78 years.
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

The following table summarizes the Company's performance stock unit activity for each category for the six months ended September 28, 2014:

	Six Months Ended September 28, 2014
(shares in thousands)	Shares	Weighted-average grant date fair value per share
Beginning PSUs outstanding	804	$7.79
Granted	78	9.98
Released	(186)	8.03
Forfeited	(114)	7.88
Ending PSUs outstanding	582	$8.00
As of September 28, 2014, performance stock units vested and expected to vest totaled approximately 0.4 million with a weighted-average remaining contract life of 1.15 years. The aggregate intrinsic value was approximately $7.1 million.
As of September 28, 2014, the unrecognized compensation cost related to performance stock units granted under the Company’s equity incentive plan was approximately $1.3 million, net of estimated forfeitures, and is expected to be recognized over a weighted-average period of 1.19 years.
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

As of September 28, 2014, the total market-based stock units outstanding was approximately 0.5 million.
As of September 28, 2014, market-based stock units vested and expected to vest totaled approximately 0.4 million with a weighted-average remaining contract life of 2.17 years. The aggregate intrinsic value was approximately $6.2 million.
As of September 28, 2014, the unrecognized compensation cost related to market-based stock units granted under the Company’s equity incentive plans was approximately $7.2 million, net of estimated forfeitures, and is expected to be recognized over a weighted-average period of 2.21 years.
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
Activity under the Company's ESPP for the six months ended September 28, 2014 is summarized in the following table:

(in thousands, except per share amounts)
Number of shares issued	388
Average issuance price	$11.25
Number of shares available at September 28, 2014	4,631

Note 8. Stockholders' Equity
Stock Repurchase Program. On October 22, 2013, the Company's Board increased the Company's share repurchase authorization to $150.0 million. In the three and six months ended September 28, 2014, the Company repurchased 1.2 million and 3.7 million shares for $18.4 million and $49.2 million, respectively. As of September 28, 2014, approximately $56.8 million was available for future purchases under the share repurchase program. In fiscal 2014, the Company repurchased 4.1 million shares for $44.0 million. Share repurchases were recorded as treasury stock and resulted in a reduction of stockholders’ equity.

Note 9. Balance Sheet Detail

(in thousands)	September 28, 2014	March 30, 2014
Inventories, net
Raw materials	$5,473	$7,745
Work-in-process	14,400	18,436
Finished goods	17,766	23,441
Total inventories, net	$37,639	$49,622

Property, plant and equipment, net
Land	$11,716	$11,724
Machinery and equipment	291,566	289,393
Building and leasehold improvements	48,362	48,558
Total property, plant and equipment, gross	351,644	349,675
Less: accumulated depreciation	(285,879)	(279,848)
Total property, plant and equipment, net (1)	$65,765	$69,827

Other accrued liabilities
Short-term portion of supplier obligations (2)	$248	$762
Accrued severance costs (3)	7,201	638
Other (4)	7,156	10,125
Total other accrued liabilities	$14,605	$11,525

Other long-term obligations
Deferred compensation related liabilities	$13,638	$13,786
Other	4,806	4,897
Total other long-term liabilities	$18,444	$18,683
(1) As of March 30, 2014, total property, plant and equipment, net includes the HSC business assets held for sale of $2.9 million. As of September 28, 2014, the net carrying value of HSC business long-lived assets is zero. See Note 3 for additional information.

(2) Supplier obligations represent payments due under various software design tool and technology license agreements.
(3) Includes accrued severance costs related to the HSC business of $6.8 million as of September 28, 2014.
(4) Other current liabilities consist primarily of acquisition related accrued contingent liabilities, accrued royalties and outside commissions and other accrued unbilled expenses.

Note 10. Deferred Income on Shipments to Distributors
Included in the caption “Deferred income on shipments to distributors” on the Condensed Consolidated Balance Sheets are amounts related to shipments to certain distributors for which revenue is not recognized until our product has been sold by the distributor to an end customer. The components of deferred income on shipments to distributors as of September 28, 2014 and March 30, 2014 are as follows:

(in thousands)	September 28, 2014	March 30, 2014
Gross deferred revenue	$18,809	$17,261
Gross deferred costs	(3,312)	(3,255)
Deferred income on shipments to distributors	$15,497	$14,006

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

Note 11. Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component, net of tax, for the six months ended September 28, 2014 consisted of the following:

(in thousands)	Cumulative translation adjustments	Unrealized gain on available-for-sale investments	Pension adjustments	Total
Balance as of March 30, 2014	$1,497	$194	$(82)	$1,609
Other comprehensive income (loss) before reclassifications	(1,255)	18	—	(1,237)
Amounts reclassified out of accumulated other comprehensive income (loss)	—	(34)	(5)	(39)
Net current-period other comprehensive loss	(1,255)	(16)	(5)	(1,276)
Balance as of September 28, 2014	$242	$178	$(87)	$333

Comprehensive income components consisted of:

(in thousands)	Six Months Ended September 28, 2014	Location
Unrealized holding losses on available-for-sale investments	$(34)	interest and other, net
Amortization of pension benefits prior service credits	(5)	operating expense
Total amounts reclassified out of accumulated other comprehensive income (loss)	$(39)

12. Goodwill and Intangible Assets, Net
Goodwill balances by reportable segment as of September 28, 2014 and March 30, 2014 are as follows:

Reportable Segment	(in thousands)
Communications	$122,248
Computing and Consumer	13,396
Total	$135,644
Goodwill balances as of September 28, 2014 and March 30, 2014 are net of $922.5 million in accumulated impairment losses.
Intangible asset balances as of September 28, 2014 and March 30, 2014 are summarized as follows:

	September 28, 2014
(in thousands)	Gross Assets	Accumulated Amortization	Net Assets
Purchased intangible assets:
Existing technology	$217,694	$(211,432)	$6,262
Trademarks	4,411	(3,392)	1,019
Customer relationships	131,045	(130,444)	601
Non-compete agreements	251	(251)	—
Total purchased intangible assets	$353,401	$(345,519)	$7,882

	March 30, 2014
(in thousands)	Gross Assets	Accumulated Amortization	Net Assets (1)
Purchased intangible assets:
Existing technology	$217,923	$(203,888)	$14,035
Trademarks	4,411	(2,934)	1,477
Customer relationships	131,093	(128,681)	2,412
Non-compete agreements	2,275	(1,458)	817
Total purchased intangible assets	$355,702	$(336,961)	$18,741
(1) Includes $6.6 million in HSC assets held for sale.
Amortization expense for the three months ended September 28, 2014 and September 29, 2013 was $1.7 million and $4.3 million, respectively. Amortization expense for the six months ended September 28, 2014 and September 29, 2013 was $4.2 million and $8.6 million, respectively.
During the first quarter of fiscal 2015, the Company recorded an impairment charge relating to the HSC assets held for sale of $5.6 million, which consisted of existing technology of $4.6 million, customer relationships of $0.9 million and non-compete agreements of $0.1 million. Refer to Note 3 for additional information.
The intangible assets are being amortized over estimated useful lives of three to seven years.

Based on the intangible assets recorded at September 28, 2014, and assuming no subsequent additions to or impairment of the underlying assets, the remaining estimated amortization expense is expected to be as follows (in thousands):

Fiscal Year	Amount
2015 (Remaining 6 months)	$2,347
2016	3,084
2017	2,185
2018	256
2019 and thereafter	10
Total purchased intangible assets	$7,882

Note 13. Restructuring
The following table shows the provision of the restructuring charges and the liability remaining as of September 28, 2014:

(in thousands)	Total
Balance as of March 30, 2014	$638
Provision - HSC Business	6,775
Provision - Other	697
Cash payments - Other	(909)
Balance as of September 28, 2014	$7,201
HSC Business
During the second quarter of fiscal 2015, the Company prepared a workforce-reduction plan (the Plan) with respect to employees of its HSC business in France and the Netherlands. The Plan sets forth the general parameters, terms and benefits for employee dismissals. The Plan will require consultation with the Works Council in France. The Plan was submitted to the French Works Council at the end of second quarter of fiscal 2015 and has not yet been approved. No works council consultation is required in the Netherlands. However, as of September 28, 2014, the Plan has not yet been communicated to affected employees in the Netherlands and negotiations with labor union and employee representative group are yet to be conducted. The Company has not historically offered similar termination benefits as defined in the Plan for these locations. However, the local laws in France and the Netherlands require payment of certain minimum statutory termination benefits. Accordingly, in situations where minimum statutory termination benefits must be paid to the affected employees, the Company records employee severance costs associated with these activities in accordance with ASC 712, Compensation - Nonretirement Post Employment Benefits. During the quarter ended September 28, 2014, the Company recorded to discontinued operations in the Condensed Consolidated Statement of Operations, approximately $6.8 million related to minimum statutory termination benefits.
The supplemental benefits to be paid to affected employees upon finalization and approval of the Plan will be recognized to expense in accordance with ASC 420, Exit or Disposal Cost Obligations. Since the criteria for expense recognition under ASC 420 were not all met as of September 28, 2014, the Company did not record an expense for additional benefits to be paid other than the minimum statutory amount as discussed above.
Other
During the first quarter of fiscal 2015, the Company recorded restructuring charges of 0.4 million and reduced headcount by 12 employees. During the second quarter of fiscal 2015, the Company recorded additional restructuring charges of $0.3 million and reduced headcount by 7 employees. During the six months ended September 28, 2014, the Company paid $0.4 million related to these actions. As of September 28, 2014, the total accrued balance for employee severance costs related to these restructuring actions was $0.3 million. The Company expects to complete these restructuring actions by the third quarter of fiscal 2015.
During fiscal 2014, the Company recorded restructuring charges of $5.5 million and reduced headcount by 117 employees for multiple reductions in workforce actions. During fiscal 2014, the Company paid $4.9 million related to these actions. During the six months ended September 28, 2014, the Company paid $0.5 million related to these actions. As of September 28, 2014, the total accrued balance for employee severance costs related to these restructuring actions was $0.1 million.

Note 14. Commitments and Contingencies
Warranty
The Company maintains an accrual for obligations it incurs under its standard product warranty program and customer, part, or process specific matters. The Company’s standard warranty period is one year, however in certain instances the warranty period may be extended to as long as two years. Management estimates the fair value of the Company’s warranty liability based on actual past warranty claims experience, its policies regarding customer warranty returns and other estimates about the timing and disposition of product returned under the standard program. Customer, part, or process specific accruals are estimated using a specific identification method. Historical profit and loss impact related to warranty returns activity has been minimal. The total warranty accrual was $0.4 million and $0.3 million as of September 28, 2014 and March 30, 2014, respectively.
Litigation
In January 2012, Maxim I Properties, a general partnership that had purchased a certain parcel of real property (the Property) in 2003, filed a complaint in the Northern District of California naming approximately 30 defendants, including the Company, alleging various environmental violations of the federal Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) and Resource Conservation and Recovery Act (RCRA), the California Hazardous Substance Account Act (HSAA), and other common law claims (the Complaint). The Complaint alleges with regard to the Company that IDT “…generated, transported, and/or arranged for the transport and/or disposal of hazardous waste to the Property.” The Complaint further alleges that the Defendants are liable for the costs of investigation and remediation of the Property due to the release of hazardous substances, and that Defendants violated their duty to prevent the release of such hazardous substances. In March 2012, the Company was served with the Complaint and filed an answer, denying the various allegations in the Complaint. In April 2012, the Company filed an amended answer to the Complaint, including a counterclaim against the plaintiff. On August 15, 2012, the plaintiff voluntarily dismissed its Complaint against the Company without prejudice. Moyer Products, Inc., another defendant, has counter-claimed against Maxim and cross-claimed against Defendants, including the Company, and thus the Company remains a defendant in this action. In September 2012, the California Department of Toxic Substances Control (DTSC) notified the Company that it identified the Company, along with more than 50 other entities, and included the Company as a respondent to DTSC's Enforcement Order, as “a generator of hazardous waste” that was sent to the Property. In April 2013, the Company, along with the other “respondent” parties, entered into a Corrective Action Consent Agreement (CACA) to conduct the Property investigation and corrective action selection. The CACA supersedes the Enforcement Order. In February 2013, the court stayed the Maxim/Moyer litigation pending the Property investigation under the CACA and DTSC's corrective action selection. The Property investigation phase is expected to conclude sometime in calendar year 2015. The Company will continue to vigorously defend itself against the allegations in the Complaint and evaluate settlement options with Moyer upon completion of the Property investigation and corrective action selection. Because no specific monetary demands have been made, it is not possible for us to estimate the potential loss or range of potential losses.
The Company is also a party to various other non-material legal proceedings and claims arising in the normal course of business. As of September 28, 2014, the Company has not recorded any accrual for contingent liabilities associated with its legal proceedings based on the belief that liabilities, while possible, are not probable. Further, probable losses or ranges of possible losses in these matters cannot be reasonably estimated at this time. Generally, litigation is subject to inherent uncertainties, and no assurance can be given that the Company will prevail in any particular lawsuit. Accordingly, pending lawsuits, as well as potential future litigation with other companies, could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's financial condition, results of operations or cash flows.

Note 15. Employee Benefit Plans
401(k) Plan
The Company sponsors a 401(k) retirement matching plan for qualified domestic employees.  The Company recorded expenses of approximately $1.3 million and $1.2 million in matching contributions under the plan during the six months ended September 28, 2014 and September 29, 2013, respectively.
Deferred Compensation Plans
Effective November 1, 2000, the Company established an unfunded deferred compensation plan to provide benefits to executive officers and other key employees. Under the plan, participants can defer any portion of their salary and bonus compensation into the plan and may choose from a portfolio of funds from which earnings are measured. Participant balances are always 100% vested. As of September 28, 2014 and March 30, 2014, obligations under the plan totaled approximately $13.6 million and $13.8 million, respectively. Additionally, the Company has set aside assets in a separate trust that is invested in corporate owned life insurance intended to substantially fund the liability under the plan. As of September 28, 2014 and March 30, 2014, the deferred compensation plan assets were approximately $15.8 million and $16.1 million respectively.

During the first quarter of fiscal 2013, the Company assumed a deferred compensation plan associated with the acquisition of Fox. Under this plan, participants in retirement are entitled to receive a fixed amount from the Company on a monthly basis. The Company has purchased life insurance policies with the intention of funding the liability under this plan. As of September 28, 2014 and March 30, 2014, the deferred compensation plan assets under this plan were approximately $0.7 million. As of September 28, 2014 and March 30, 2014, the deferred compensation plan liabilities under this plan were approximately $1.7 million and $1.6 million, respectively.
International Employee Benefit Plans
The Company sponsors defined-benefit pension plans, defined-contribution plans, multi-employer plans and other post-employment benefit plans covering employees in certain of the Company's international locations. As of September 28, 2014 and March 30, 2014, the net liability for all of these international benefit plans totaled $1.4 million.

Note 16. Income Taxes
During the three and six months ended September 28, 2014, the Company recorded an income tax expense from continuing operations of $0.5 million and $0.7 million, respectively. The income tax expense recorded in the three and six months ended September 28, 2014 was primarily due to taxes on earnings in foreign jurisdictions. The Company recorded an income tax expense from continuing operations of $0.2 million and $0.1 million in the three and six months ended September 29, 2013, respectively. The income tax expense recorded in the three and six months ended September 29, 2013 was primarily due to taxes on earnings in foreign jurisdictions. The income tax expense recorded in the six months ended September 29, 2013 was partially offset by a tax benefit from the reversal of uncertain tax positions resulting from statute lapse.
The Company continued to maintain a valuation allowance as a result of uncertainties related to the realization of its net deferred tax assets at September 28, 2014. The valuation allowance was established as a result of weighing all positive and negative evidence. The valuation allowance reflects the conclusion of management that it is more likely than not that benefits from certain deferred tax assets will not be realized. If actual results differ from estimates or the Company's estimates are adjusted in future periods, the valuation allowance may require adjustment which could materially impact the Company’s financial position and results of operations. It is reasonably possible that sometime in the next twelve months, positive evidence will be sufficient to release a material amount of the Company's valuation allowance; however, there is no assurance that this will occur. The required accounting for the potential release would have significant deferred tax consequences and would increase earnings in the quarter in which the allowance is released.
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
As of September 28, 2014 , the Company was subject to examination in various state and foreign jurisdictions for tax years 2009 forward, none of which were individually material.

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

The tables below provide information about these segments:

Revenue by segment	Three Months Ended		Six Months Ended
(in thousands)	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Communications	$79,771	$72,346	$160,757	$140,033
Computing and Consumer	57,322	51,701	102,638	101,478
Total revenues	$137,093	$124,047	$263,395	$241,511

Income by segment from continuing operations	Three Months Ended		Six Months Ended
(in thousands)	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Communications	$30,436	$25,018	$59,548	$44,016
Computing and Consumer	2,010	(5,398)	278	(13,395)
Unallocated expenses:
Amortization of intangible assets	(1,676)	(3,322)	(4,225)	(6,643)
Gain from divestiture	—	82,349	—	82,349
Assets impairment and recoveries	(401)	(4,080)	(2,703)	(4,044)
Stock-based compensation expense	(5,933)	(2,320)	(10,895)	(7,140)
Severance, retention and facility closure costs	(339)	(4,512)	(912)	(5,694)
Acquisition-related costs and other	—	(240)	—	(708)
Deferred compensation plan expense, net	(3)	(4)	(17)	(5)
Interest income and other, net	650	137	1,032	294
Income from continuing operations, before income taxes	$24,744	$87,628	$42,106	$89,030

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

Revenues from unaffiliated customers by geographic area, based on the customers' shipment locations, were as follows:

	Three Months Ended		Six Months Ended
(in thousands)	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Asia Pacific	$90,059	$78,430	$171,857	$150,711
Americas (1)	19,753	18,562	36,761	37,208
Japan	10,447	10,037	20,689	20,139
Europe	16,834	17,018	34,088	33,453
Total revenues	$137,093	$124,047	$263,395	$241,511

(1)
The revenues from the customers in the U.S. were $17.4 million and $16.4 million in the three months ended September 28, 2014 and September 29, 2013, respectively. The revenues from the customers in the U.S. were $32.5 million in each of the six months ended September 28, 2014 and September 29, 2013.

The Company utilizes global and regional distributors around the world, who buy product directly from the Company on behalf of their customers. One distributor, Uniquest accounted for 13% and 11% of the Company's revenues in the three and six months ended September 28, 2014, respectively. Two distributors, Avnet and Maxtek and its affiliates represented approximately 12% and 10% of the Company's revenue for the three months ended September 29, 2013. Two distributors, Avnet and Maxtek and its affiliates represented approximately 13% and 11% of the Company’s revenues for the six months ended September 29, 2013.

At September 28, 2014, two distributors represented approximately 14% and 10% of the Company’s gross accounts receivable. At March 30, 2014, four distributors represented approximately 15%, 15%, 12% and 11% of the Company’s gross accounts receivable.
The Company’s significant operations outside of the United States include a test facility in Malaysia, design centers in Canada and China, and sales subsidiaries in Japan, Asia Pacific and Europe. The Company's property, plant and equipment, net, are summarized below by geographic area:

(in thousands)	September 28, 2014	March 30, 2014
United States	$40,281	$40,561
Canada	4,496	4,660
Malaysia	19,304	20,972
All other countries	1,684	3,634
Total property, plant and equipment, net	$65,765	$69,827

Note 18. Derivative Financial Instruments
As of September 28, 2014 and March 30, 2014, the Company did not have any outstanding foreign currency contracts that were designated as hedges of forecasted cash flows or capital equipment purchases. The Company does not enter into derivative financial instruments for speculative or trading purposes.

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
This discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and accompanying Notes included in this report and the Audited Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended March 30, 2014 filed with the SEC. Operating results for the three and six months ended September 28, 2014 are not necessarily indicative of operating results for an entire fiscal year.
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
For a discussion of our critical accounting policies, see Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended March 30, 2014. We believe that these accounting policies are "critical," as defined by the SEC, in that they are both highly important to the portrayal of our financial condition and results, and they require difficult management judgments, estimates and assumptions about matters that are inherently uncertain. We believe that there have been no significant changes during the three and six months ended September 28,

2014 to the items that we disclosed as our critical accounting policies in our Annual Report on Form 10-K for the fiscal year ended March 30, 2014.
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
Recent developments
Discontinued Operations - High-Speed Converter ("HSC") Business
In the third quarter of fiscal 2014, we initiated a project to divest our HSC business. We believe that this divestiture will allow us to strengthen our focus on analog-intensive mixed-signal, timing and synchronization, and interface and connectivity solutions. We envision fully divesting our HSC business before the end of fiscal year 2015 and have classified these assets as held for sale and accordingly these assets are no longer being depreciated or amortized.
The HSC business includes the assets of NXP B.V.’s Data Converter Business and Alvand Technologies, Inc., which we acquired during fiscal 2013. The total purchase consideration we paid to acquire Alvand Technologies, Inc. included a liability representing the fair value of contingent cash consideration which is paid based upon the achievement of future product development milestones to be completed within 3 years following the acquisition date. During the first quarter of fiscal 2015, the Company paid $1.6 million and released the remaining contingent consideration of $0.5 million to discontinued operations, as the remaining future milestones will not be achieved as a result of the asset sale discussed below.
On May 30, 2014, we completed the sale of certain assets related to the Alvand portion of the HSC business pursuant to an Asset Purchase Agreement. Upon the closing of the transaction, the buyer paid the Company $18.0 million in cash consideration, of which $2.7 million will be held in an escrow account for a period of 18 months. During the first quarter of fiscal 2015, we recorded a gain of $16.8 million related to this divestiture.
Following the sale of assets related to the Alvand portion of the HSC business, the business had remaining long-lived assets classified as held for sale amounting to $8.5 million, which consisted of $2.9 million in fixed assets and $5.6 million in intangible assets. We evaluated the carrying value of these assets and determined that it exceeded estimated fair value based on estimated selling price less cost to sell. Accordingly, we recorded total impairment charge of $8.5 million during the first quarter of fiscal 2015.
The HSC business was included in the Company’s Communications reportable segment. For financial statements purposes, the results of operations for the HSC business have been segregated from those of the continuing operations and are presented in the Company's condensed consolidated financial statements as discontinued operations.
Restructuring - HSC Business
During the second quarter of fiscal 2015, we prepared a workforce-reduction plan (the Plan) with respect to employees of our HSC business in France and the Netherlands. The Plan sets forth the general parameters, terms and benefits for employee dismissals. The Plan will require consultation with the Works Council in France. The Plan was submitted to the French Works Council at the end of second quarter of fiscal 2015 and has not yet been approved. No works council consultation is required in the Netherlands. However, as of September 28, 2014, the Plan has not yet been communicated to affected employees in the Netherlands and negotiations with labor union and employee representative group are yet to be conducted. We have not historically offered similar termination benefits as defined in the Plan for these locations. However, the local laws in France and the Netherlands require payment of certain minimum statutory termination benefits. Accordingly, in situations where minimum statutory termination benefits must be paid to the affected employees, the Company records employee severance costs associated with these activities in accordance with ASC 712, Compensation - Nonretirement Post Employment Benefits. During the quarter ended September 28, 2014, we recorded to discontinued operations in the Condensed Consolidated Statement of Operations, approximately $6.8 million related to minimum statutory termination benefits.
The supplemental benefits to be paid to affected employees upon finalization and approval of the Plan will be recognized to expense in accordance with ASC 420, Exit or Disposal Cost Obligations. Since the criteria for expense recognition under ASC 420 were not all met as of September 28, 2014, we did not record an expense for additional benefits to be paid other than the minimum statutory amount as discussed above.
Overview
The following table and discussion provides an overview of our operating results from continuing operations for the three and six months ended September 28, 2014 and September 29, 2013:

	Three Months Ended		Six Months Ended
(in thousands, except for percentage)	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Revenues	$137,093	$124,047	$263,395	$241,511
Gross profit	$81,876	$70,761	$155,885	$136,883
As a % of revenues	60%	57%	59%	57%
Operating income	$24,339	$4,523	$40,839	$5,868
As a % of revenues	18%	4%	16%	2%
Net income from continuing operations	$24,246	$87,411	$41,357	$88,912
As a % of revenues	18%	70%	16%	37%

Our revenues increased by $13.0 million, or 11%, to $137.1 million in the quarter ended September 28, 2014 compared to the quarter ended September 29, 2013. The increase was primarily due to increased unit shipments in our Communications segment as we continued to experience increased demand for our Rapid I/O switching solutions products. This was partly offset by the loss of revenue from the sale of our Audio business during the quarter ended December 29, 2013. Gross profit percentage improved primarily due to an improved shipment mix of higher margin products, reduced manufacturing costs and improved inventory management. Net income from continuing operations was $24.2 million in the second quarter of fiscal 2015 as compared to $87.4 million in the second quarter of fiscal 2014. The decrease in net income was primarily due to gain of $82.3 million on divestiture related to the former PCI Express enterprise flash controller business in the second quarter of fiscal 2014. This decrease was partly offset by increased revenues and gross margin combined with decreased operating expenses.

Results of Continuing Operations
Revenues

Revenues by segment:	Three Months Ended		Six Months Ended
(in thousands)	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Communications	$79,771	$72,346	$160,757	$140,033
Computing and Consumer	57,322	51,701	102,638	101,478
Total revenues	$137,093	$124,047	$263,395	$241,511

Product groups representing greater than 10% of net revenues:	Three Months Ended		Six Months Ended
As a percentage of net revenues	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Communications:
Communications timing products	24%	24%	25%	25%
Serial RapidIO products	19%	13%	19%	13%
All others less than 10% individually	15%	21%	17%	20%
Total communications	58%	58%	61%	58%

Computing and Consumer:
Consumer and computing timing products	16%	18%	16%	18%
Memory interface products	19%	15%	17%	15%
All others less than 10% individually	7%	9%	6%	9%
Total computing and consumer	42%	42%	39%	42%

Total	100%	100%	100%	100%

Communications Segment
Revenues in our Communications segment increased $7.4 million, or 10%, to $79.8 million in the quarter ended September 28, 2014 as compared to the quarter ended September 29, 2013. The increase was primarily due to an $8.7 million increase in shipments of our RapidIO switching solutions products combined with a $1.9 million increase in Radio Frequency product revenues, offset in part by lower revenue from legacy products.
Revenues in our Communications segment increased $20.7 million, or 15%, to $160.8 million in the six months ended September 28, 2014 as compared to the six months ended September 29, 2013. The increase was primarily due to a $19.0 million increase in shipments of our RapidIO switching solutions products combined with $4.8 million increase in Radio Frequency product revenues, offset in part by lower revenue from legacy products.
Computing and Consumer Segment
Revenues in our Computing and Consumer segment increased $5.6 million, or 11% to $57.3 million in the quarter ended September 28, 2014 as compared to the quarter ended September 29, 2013. The increase was primarily due to a $6.8 million increase in Memory interface product revenues as a result of higher demand combined with a $2.5 million increase in shipments of our wireless power products. This was offset in part by the loss of revenue amounting to $3.6 million from the sale of our Audio business and PCIe enterprise flash controller business during the three month periods ended December 29 and September 29, 2013, respectively.
Revenues in our Computing and Consumer segment increased $1.2 million, or 1% in the six months ended September 28, 2014 as compared to the six months ended September 29, 2013. The increase was primarily due to a $6.6 million increase in Memory interface product revenues as a result of higher demand combined with a $3.6 million increase in shipments of our wireless power products. This was partly offset by the loss of revenue amounting to $9.0 million from the sale of our Audio business and PCIe enterprise flash controller business in fiscal 2014.

Revenues by Region
Revenues in the quarter ended September 28, 2014 increased primarily in APAC (Asia Pacific region excluding Japan) as compared to the quarter ended September 29, 2013. Revenues in APAC, the Americas, Japan and Europe accounted for 66%, 14%, 8% and 12%, respectively, of consolidated revenues in the quarter ended September 28, 2014 compared to 63%, 15%, 8% and 14% of our consolidated revenues in the quarter ended September 29, 2013. The APAC region continues to be our strongest region, as many of our largest customers utilize manufacturers in that region.
For the six months ended September 28, 2014, revenue increased primarily in APAC (Asia Pacific region excluding Japan) as compared to the six months ended September 29, 2013. For the six months ended September 28, 2014, revenues in APAC region, Americas, Japan and Europe accounted for 65%, 14%, 8% and 13%, respectively, of consolidated revenues as compared to 62%, 15%, 8% and 14% respectively for the first six months of fiscal 2014.
Gross Profit

	Three Months Ended		Six Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Gross Profit (in thousands)	$81,876	$70,761	$155,885	$136,883
Gross Profit Percentage	59.7%	57.0%	59.2%	56.7%

Gross profit increased $11.1 million and $19.0 million in the three and six months ended September 28, 2014 compared to the three and six months ended September 29, 2013, respectively, as a result of increased revenues combined with a higher gross margin percentage. Gross profit as a percentage of revenues increased 2.7% and 2.5% in the three and six months ended September 28, 2014 compared to the three and six months ended September 29, 2013, respectively. Gross profit percentage improved primarily due to an improved shipment mix of higher margin products, reduced manufacturing costs and improved inventory management. During the fourth quarter of fiscal 2012, we completed the transition of wafer fabrication activities from our Oregon fab to third party foundries. As of September 28, 2014 and March 30, 2014, the balance of net buffer stock inventory which was built in anticipation of the transition of wafer fabrication activities to third party foundries totaled approximately $0.6 million and $1.0 million, respectively.
Operating Expenses
The following table presents our operating expenses for the three and six months ended September 28, 2014 and September 29, 2013:

	Three Months Ended				Six Months Ended
	September 28, 2014		September 29, 2013		September 28, 2014		September 29, 2013
(in thousands, except for percentages)	Dollar Amount	% of Net Revenue	Dollar Amount	% of Net Revenue	Dollar Amount	% of Net Revenues	Dollar Amount	% of Net Revenues
Research and development	$30,742	22%	$38,937	31%	$62,792	24%	$76,876	32%
Selling, general and administrative	$26,795	20%	$27,301	22%	$52,254	20%	$54,139	22%

Research and Development (R&D)
R&D expense decreased $8.2 million, or 21.0%, to $30.7 million in the quarter ended September 28, 2014 compared to the quarter ended September 29, 2013. The decrease was primarily due to a $4.8 million decrease in engineering design tool license costs, a $2.9 million decrease in R&D labor and benefit related costs resulting from the divestitures of our Audio business and PCIe enterprise flash controller business, and a $2.5 million decrease in severance costs as a result of headcount reduction actions taken in fiscal 2014. Other significant decreases included $0.7 million in outside services and $0.6 million in R&D materials. These decreases were partly offset by a $2.7 million increase in accrued employee bonus expense and a $1.8 million increase in stock-based compensation.
R&D expense decreased $14.1 million, or 18.3%, to $62.8 million in the six months ended September 28, 2014 compared to the six months ended September 29, 2013. The decrease was primarily due to a $7.7 million decrease in R&D labor and benefits related costs, a $6.3 million decrease in engineering design tool license costs resulting from the divestitures of our Audio business and PCIe enterprise flash controller business, and $2.3 million decrease in severance costs as a result of headcount reduction actions taken in fiscal 2014. Other significant decreases included $1.5 million in outside services and $1.2 million in R&D materials. These decreases were partly offset by a $4.3 million increase in accrued employee bonus expense and a $2.0 million increase in stock-based compensation.
Selling, General and Administrative (SG&A)
SG&A expense decreased $0.5 million, or 1.9%, to $26.8 million in the quarter ended September 28, 2014 as compared to the quarter ended September 29, 2013. The decrease was primarily driven by a $1.4 million lower severance costs as a result of headcount reduction actions taken in the second quarter of fiscal 2014, a $1.1 million decrease in acquisition related legal and consulting costs due to a reduction in acquisition and divestiture related activities as compared to the same period last year, and reduced headcount costs of $1.0 million resulting from the divestitures of our Audio business and PCIe enterprise flash controller business. These decreases were partly offset by a $1.5 million increase in accrued employee bonus expense and a $1.5 million increase in stock-based compensation.
SG&A expense decreased $1.9 million, or 3.5%, to $52.3 million in the six months ended September 28, 2014 compared to the six months ended September 29, 2013. The decrease was primarily driven by reduced headcount costs of $2.5 million resulting from the divestitures of our Audio business and PCIe enterprise flash controller business, a $1.9 million decrease in acquisition related legal and consulting costs due to a reduction in acquisition and divestiture related activities as compared to the same period last year, and a $1.3 million lower severance costs as a result of headcount reduction actions taken in the second quarter of fiscal 2014. These decreases were partly offset by a $2.7 million increase in accrued employee bonus expense and a $1.4 million increase in stock-based compensation.
Interest Income and Other, Net
The components of interest income and other, net are summarized as follows:

	Three Months Ended		Six Months Ended
(in thousands)	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Interest income	$568	$237	$1,120	$501
Other income (expense), net	(163)	519	147	312
Interest income and other, net	$405	$756	$1,267	$813

Interest income is derived from earnings on our cash and short-term investments. Other income (expense), net primarily consists of gains or losses in the value of deferred compensation plan assets, foreign currency gains or losses and other non-operating gains or losses. The increase in interest income in the three and six months ended September 28, 2014 as compared to the same periods in prior year was primarily attributable to higher level of short-term investments. The decrease in other income in the three and six months ended September 28, 2014 as compared to the same periods in prior year was primarily due to changes in value of the underlying investments in the Company's deferred compensation plan.

Income Tax Expense
During the three and six months ended September 28, 2014, we recorded an income tax expense from continuing operations of $0.5 million and $0.7 million, respectively. The income tax expense recorded in the three and six months ended September 28, 2014 was primarily due to taxes on earnings in foreign jurisdictions. We recorded an income tax expense from continuing operations of $0.2 million and $0.1 million in the three and six months ended September 29, 2013, respectively. The income tax expense recorded in the three and six months ended September 29, 2013 was primarily due to taxes on earnings in foreign jurisdictions. The income tax expense recorded in the six months ended September 29, 2013 was partially offset by a tax benefit from the reversal of uncertain tax positions resulting from statute lapse.
We continued to maintain a valuation allowance as a result of uncertainties related to the realization of its net deferred tax assets at September 28, 2014. The valuation allowance was established as a result of weighing all positive and negative evidence. The valuation allowance reflects the conclusion of management that it is more likely than not that benefits from certain deferred tax assets will not be realized. If actual results differ from estimates or the Company's estimates are adjusted in future periods, the valuation allowance may require adjustment which could materially impact the Company’s financial position and results of operations. It is reasonably possible that sometime in the next twelve months, positive evidence will be sufficient to release a material amount of the Company's valuation allowance; however, there is no assurance that this will occur. The required accounting for the potential release would have significant deferred tax consequences and would increase earnings in the quarter in which the allowance is released.

We benefit from tax incentives granted by local tax authorities in certain foreign jurisdictions. In the fourth quarter of fiscal 2011, we agreed with the Malaysia Industrial Development Board to enter into a new tax holiday, which is a full tax exemption on statutory income for a period of 10 years commencing April 4, 2011. This tax holiday is subject to the Company meeting certain financial targets, investments, headcounts and activities in Malaysia.

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

As of September 28, 2014, we are subject to examination in various state and foreign jurisdictions for fiscal years 2009 forward, none of which were individually material.

Liquidity and Capital Resources
Our cash and cash equivalents and short-term investments were $489.5 million at September 28, 2014, an increase of $35.7 million compared to March 30, 2014.
We had no outstanding debt at September 28, 2014 and March 30, 2014.
Cash Flows from Operating Activities
Net cash provided by operating activities totaled $69.7 million in the six months ended September 28, 2014 compared to $21.6 million in the six months ended September 29, 2013. Cash provided by operating activities in the six months ended September 28, 2014 consisted of our net income of $36.3 million, adjusted to add back stock-based compensation, depreciation, amortization, impairment charges and other non-cash items which totaled $33.8 million less net gain on divestitures of $16.8 million; and cash provided by working capital requirements. In the six months ended September 28, 2014, excluding the effects of non-cash activities, cash provided by working capital requirements was $16.5 million and consisted primarily of a $12.1 million decrease in inventories, a $4.5 million increase in other accrued liabilities, a $4.1 million increase in accrued compensation and related expenses, a $1.7 million decrease in prepayments and other current assets, a $1.5 million increase in deferred income and a $1.1 million increase in accounts payable. These working capital additions were offset in part by cash used from an $8.5 million increase in accounts receivable due to an increase in revenue as compared to six months ended September 29, 2013.
Cash Flows from Investing Activities
Net cash used in investing activities in the six months ended September 28, 2014 was $14.3 million compared to $63.3 million in the six months ended September 29, 2013.  Net cash used in investing activities in the six months ended September 28, 2014 was primarily due to $21.9 million for the net purchase of short-term investments and $8.7 million of expenditures to purchase capital equipment, offset in part by $15.3 million of proceeds from divestiture of assets of Alvand portion of HSC business and $1.0 million cash in escrow related to a prior acquisition.
Cash Flows from Financing Activities
Net cash used in financing activities was $40.3 million in the six months ended September 28, 2014 as compared to net cash provided by financing activities of $20.0 million in the six months ended September 29, 2013. Cash used in financing activities in the six months ended September 28, 2014, was primarily due to $49.2 million in stock buyback and $1.6 million payment of acquisition-related contingent consideration, offset in part by proceeds of $10.4 million from the exercise of employee stock options and the issuance of stock under our employee stock purchase plan.
We anticipate capital expenditures of approximately $15 million to $25 million during the next 12 months to be financed through cash generated from operations and existing cash and investments.
In addition, as much of our revenues are generated outside the U.S., a significant portion of our cash and investment portfolio accumulates in the foreign countries in which we operate. At September 28, 2014, we had cash, cash equivalents and investments of approximately $361.5 million invested overseas in accounts belonging to various IDT foreign operating entities. While these amounts are primarily invested in U.S. dollars, a portion is held in foreign currencies, and all offshore balances are exposed to local political, banking, currency control and other risks. In addition, these amounts may be subject to tax and other transfer restrictions.
We believe that existing cash and investment balances, together with cash flows from operations, will be sufficient to meet our working capital and capital expenditure needs through at least the next 12 months. We may choose to investigate other financing alternatives to supplement U.S. liquidity; however, we cannot be certain that additional financing will be available on satisfactory terms.

Off-Balance Sheet Arrangements
As of September 28, 2014, we did not have any off-balance sheet arrangements, as defined under SEC Regulation S-K Item 303(a)(4)(ii).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our interest rate risk relates primarily to our short-term investments of $384.5 million and $362.6 million as of September 28, 2014 and March 30, 2014, respectively.  By policy, we limit our exposure to long-term investments and mitigate the credit risk through diversification and adherence to a policy requiring the purchase of highly rated securities. As of September 28, 2014 and March 30, 2014, the Company’s cash, cash equivalents and investment portfolio was concentrated in securities with same day liquidity and a substantial majority of securities in our investment portfolio had maturities of less than two years. A hypothetical 10% change in interest rates would not have a material effect on the value of our investment portfolio as of September 28, 2014. We do not currently use derivative financial instruments in our investment portfolio.
At September 28, 2014 and March 30, 2014, we had no outstanding debt.
We are exposed to foreign currency exchange rate risk as a result of international sales, assets and liabilities of foreign subsidiaries, local operating expenses of our foreign entities and capital purchases denominated in foreign currencies. We may use derivative financial instruments to help manage our foreign currency exchange exposures. We do not enter into derivatives for speculative or trading purposes. We have foreign exchange facilities used for hedging arrangements with banks that allow the Company to enter into foreign exchange contracts totaling approximately $20.0 million, all of which was available at September 28, 2014. We performed a sensitivity analysis as of September 28, 2014 and March 30, 2014 and determined that, without hedging the exposure, a 10% change in the value of the U.S. dollar would result in an approximate 0.4% impact on gross profit margin percentage, as we operate a manufacturing testing facility in Malaysia, and an approximate 1.1% and 1.0% impact to operating expenses (as a percentage of revenue), respectively, as we operate sales offices in Japan, Taiwan and South Korea and throughout Europe and design centers in China and Canada. At September 28, 2014 and March 30, 2014, we had no outstanding foreign exchange contracts.
We did not have any material currency exposure related to any outstanding capital purchases as of September 28, 2014 and March 30, 2014.

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
At September 28, 2014, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure control and procedures were effective at a reasonable assurance level. There have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Litigation
In January 2012, Maxim I Properties, a general partnership that had purchased a certain parcel of real property (the Property) in 2003, filed a complaint in the Northern District of California naming approximately 30 defendants, including the Company, alleging various environmental violations of the federal Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) and Resource Conservation and Recovery Act (RCRA), the California Hazardous Substance Account Act (HSAA), and other common law claims (the Complaint). The Complaint alleges with regard to the Company that IDT “…generated, transported, and/or arranged for the transport and/or disposal of hazardous waste to the Property.” The Complaint further alleges that the Defendants are liable for the costs of investigation and remediation of the Property due to the release of hazardous substances, and that Defendants violated their duty to prevent the release of such hazardous substances. In March 2012, the Company was served with the Complaint and filed an answer, denying the various allegations in the Complaint. In April 2012, the Company filed an amended answer to the Complaint, including a counterclaim against the plaintiff. On August 15, 2012, the plaintiff voluntarily dismissed its Complaint against the Company without prejudice. Moyer Products, Inc., another defendant, has counter-claimed against Maxim and cross-claimed against Defendants, including the Company, and thus the Company remains a defendant in this action. In September 2012, the California Department of Toxic Substances Control (DTSC) notified the Company that it identified the Company, along with more than 50 other entities, and included the Company as a respondent to DTSC's Enforcement Order, as “a generator of hazardous waste” that was sent to the Property. In April 2013, the Company, along with the other “respondent” parties, entered into a Corrective Action Consent Agreement (CACA) to conduct the Property investigation and corrective action selection. The CACA supersedes the Enforcement Order. In February 2013, the court stayed the Maxim/Moyer litigation pending the Property investigation under the CACA and DTSC's corrective action selection. The Property investigation phase is expected to conclude sometime in 2015. The Company will continue to vigorously defend itself against the allegations in the Complaint and evaluate settlement options with Moyer upon completion of the Property investigation and corrective action selection. Because no specific monetary demands have been made, it is not possible for us to estimate the potential loss or range of potential losses.
The Company is also a party to various other non-material legal proceedings and claims arising in the normal course of business. As of September 28, 2014, the Company has not recorded any accrual for contingent liabilities associated with its legal proceedings based on the belief that liabilities, while possible, are not probable. Further, probable ranges of losses in these matters cannot be reasonably estimated at this time. Generally, litigation is subject to inherent uncertainties, and no assurance can be given that the Company will prevail in any particular lawsuit. Accordingly, pending lawsuits, as well as potential future litigation with other companies, could result in substantial costs and diversion of resources and could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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
International operations add increased volatility to our operating results.
A substantial percentage of our total revenues are derived from international sales, as summarized below:

(percentage of total revenues)	First Six Months of Fiscal 2015	Fiscal 2014
APAC	66%	64%
Americas	14%	15%
Japan	8%	8%
Europe	12%	13%
Total	100%	100%
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
Contract pricing for raw materials and equipment used in the fabrication and assembly processes, as well as for foundry and subcontract assembly services, may also be affected by currency controls, exchange rate fluctuations and currency devaluations. We sometimes hedge currency risk for currencies that are highly liquid and freely quoted, but may not enter into hedge contracts for currencies with limited trading volume. In addition, as much of our revenues are generated outside the United States, a significant portion of our cash and investment portfolio accumulates in the foreign countries in which we operate. On September 28, 2014, we had cash, cash equivalents and investments of approximately $361.5 million invested overseas in accounts belonging to our foreign subsidiaries. While these amounts are primarily invested in U.S. dollars, a portion is held in foreign currencies, and all offshore balances are exposed to local political, banking, currency control and other risks. In addition, these amounts may be subject to tax and other transfer restrictions.

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
Over the past several years, we have made several acquisitions. As a result of these acquisitions, we had $135.6 million of goodwill and $7.9 million of intangible assets on our Condensed Consolidated Balance Sheet as of September 28, 2014. In determining fair value, we consider various factors, including our market capitalization, forecasted revenue and costs, risk-adjusted discount rates, future economic and market conditions, determination of appropriate market comparables and expected periods over which our assets will be utilized and other variables. If our assumptions regarding forecasted cash flow, revenue and margin growth rates of certain long-lived asset groups and reporting units are not achieved, an impairment review may be triggered for the remaining balance of goodwill and long-lived assets prior to the next annual review in the fourth quarter of fiscal 2015, which could result in material charges that could impact our operating results and financial position.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information with respect to repurchases of our common stock during the second quarter of fiscal 2015:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
June 30, 2014 - July 27, 2014	488,200	$15.34	488,200	$67,763,113
July 28, 2014 - August 24, 2014	504,574	$14.66	504,574	$60,367,829
August 25, 2014 - September 28, 2014	216,300	$16.29	216,300	$56,843,398
Total	1,209,074	$15.23	1,209,074

On July 21, 2010, our Board of Directors approved a share repurchase plan to purchase up to $225.0 million of our common stock. On October 22, 2013, our Board of Directors approved a new share repurchase authorization for $150.0 million. As of September 28, 2014, approximately $56.8 million was available for future purchases under the share repurchase program. Share repurchases were recorded as treasury stock and resulted in a reduction of stockholders’ equity. The program is intended to reduce the number of outstanding shares of our common stock to offset dilution from employee equity grants and increase shareholder value.

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

INTEGRATED DEVICE TECHNOLOGY, INC. Registrant
	By:	/s/ Gregory L. Waters
November 5, 2014		Gregory L. Waters President and Chief Executive Officer

/s/ Brian C. White
November 5, 2014		Brian C. White Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)