Form 10-Q
period 2014-12-28
INTEGRATED DEVICE TECHNOLOGY INC
filed 2015-02-04
CIK 703361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________
(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 28, 2014 OR

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
 ☒  Large accelerated filer                           ☐   Accelerated filer                            ☐  Non-accelerated filer               ☐ Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
The number of outstanding shares of the registrant's Common Stock, $.001 par value, as of January 31, 2015 was approximately 148,288,258.

INTEGRATED DEVICE TECHNOLOGY, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)	December 28, 2014	March 30, 2014
Assets
Current assets:
Cash and cash equivalents	$127,787	$91,211
Short-term investments	383,566	362,604
Accounts receivable, net of allowances of $2,400 and $3,134	76,294	68,904
Inventories	40,945	49,622
Income tax receivable	427	195
Prepayments and other current assets	14,776	12,839
Total current assets	643,795	585,375
Property, plant and equipment, net	64,744	69,827
Goodwill	135,644	135,644
Other intangible assets, net	6,535	18,741
Deferred non-current tax assets	762	762
Other assets	25,794	20,611
Total assets	$877,274	$830,960
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$26,043	$25,442
Accrued compensation and related expenses	37,949	24,343
Deferred income on shipments to distributors	15,244	14,006
Deferred tax liabilities	1,396	1,346
Other accrued liabilities	22,385	11,525
Total current liabilities	103,017	76,662
Deferred tax liabilities	1,494	1,494
Long-term income tax payable	353	266
Other long-term liabilities	18,469	18,683
Total liabilities	123,333	97,105
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock: $0.001 par value: 10,000 shares authorized; no shares issued	—	—
Common stock: $0.001 par value: 350,000 shares authorized; 148,489 and 149,996 shares outstanding at December 28, 2014 and March 30, 2014, respectively	148	150
Additional paid-in capital	2,498,886	2,467,341
Treasury stock at cost: 99,003 shares at December 28, 2014 and 94,556 shares at March 30, 2014, respectively	(1,083,985)	(1,021,301)
Accumulated deficit	(659,301)	(713,944)
Accumulated other comprehensive (loss) income	(1,807)	1,609
Total stockholders' equity	753,941	733,855
Total liabilities and stockholders' equity	$877,274	$830,960

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
(Unaudited, in thousands, except per share data)	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
Revenues	$151,160	$124,628	$414,555	$366,139
Cost of revenues	59,796	49,689	167,306	154,317
Gross profit	91,364	74,939	247,249	211,822
Operating expenses:
Research and development	32,825	31,063	95,617	107,939
Selling, general and administrative	27,165	23,687	79,419	77,826
Total operating expenses	59,990	54,750	175,036	185,765
Operating income	31,374	20,189	72,213	26,057
Loss (gain) from divestiture	—	(3,415)	—	78,934
Interest income and other, net	1,558	1,108	2,825	1,921
Income before income taxes from continuing operations	32,932	17,882	75,038	106,912
Income tax provision	91	543	840	661
Net income from continuing operations	$32,841	$17,339	$74,198	$106,251

Discontinued operations:
Gain from divestiture before income taxes	—	—	16,840	—
Loss from discontinued operations before income taxes	(14,538)	(10,123)	(36,438)	(17,922)
Income tax provision (benefit)	(55)	268	(43)	(6)
Net loss from discontinued operations	(14,483)	(10,391)	(19,555)	(17,916)

Net income	$18,358	$6,948	$54,643	$88,335

Basic net income per share - continuing operations	$0.22	$0.11	$0.50	$0.71
Basic net loss per share - discontinued operations	$(0.10)	$(0.06)	$(0.13)	$(0.12)
Basic net income per share	$0.12	$0.05	$0.37	$0.59

Diluted net income per share - continuing operations	$0.21	$0.11	$0.48	$0.70
Diluted net loss per share - discontinued operations	$(0.09)	$(0.07)	$(0.12)	$(0.12)
Diluted net income per share	$0.12	$0.04	$0.36	$0.58

Weighted average shares:
Basic	148,552	151,018	148,844	148,835
Diluted	153,973	155,035	153,904	152,560

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
(Unaudited, in thousands)	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013

Net income	$18,358	$6,948	$54,643	$88,335
Other comprehensive income (loss), net of taxes:
Currency translation adjustments, net of tax	(1,562)	(134)	(2,817)	407
Change in net unrealized gain (loss) on investments, net of tax	(576)	218	(592)	107
Actuarial loss on post-employment and post-retirement benefit plans, net of tax	(2)	(1)	(7)	(4)
Total other comprehensive income (loss)	(2,140)	83	(3,416)	510
Comprehensive income	$16,218	$7,031	$51,227	$88,845

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
(Unaudited, in thousands)	December 28, 2014	December 29, 2013
Cash flows from operating activities:
Net income	$54,643	$88,335
Adjustments:
Depreciation	14,557	15,936
Amortization of intangible assets	5,572	12,794
Impairment of assets held for sale	8,471	4,797
Gain from divestiture, net	(16,840)	(78,934)
Stock-based compensation expense, net of amounts capitalized in inventory	16,562	10,846
Deferred tax provision	50	(160)
Changes in assets and liabilities:
Accounts receivable, net	(7,390)	(3,691)
Inventories	8,836	(751)
Prepayments and other assets	(854)	4,786
Accounts payable	718	(2,676)
Accrued compensation and related expenses	13,606	49
Deferred income on shipments to distributors	1,238	(1,165)
Income taxes payable and receivable	(352)	(905)
Other accrued liabilities and long-term liabilities	12,282	(996)
Net cash provided by operating activities	111,099	48,265
Cash flows from investing activities:
Cash in escrow related to acquisitions	1,026	6,000
Proceeds from divestitures	15,300	96,299
Purchases of property, plant and equipment	(12,418)	(14,489)
Purchase of cost-method investment	(4,000)	—
Purchases of short-term investments	(163,292)	(307,529)
Proceeds from sales of short-term investments	76,848	26,949
Proceeds from maturities of short-term investments	64,298	112,506
Net cash used in investing activities	(22,238)	(80,264)
Cash flows from financing activities:
Proceeds from issuance of common stock	14,822	30,889
Repurchase of common stock	(62,684)	(20,376)
Payment of acquisition related contingent consideration	(1,600)	(5,130)
Net cash (used in) provided by financing activities	(49,462)	5,383
Effect of exchange rates on cash and cash equivalents	(2,823)	407
Net increase (decrease) in cash and cash equivalents	36,576	(26,209)
Cash and cash equivalents at beginning of period	91,211	130,837
Cash and cash equivalents at end of period	$127,787	$104,628

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
Basis of Presentation. The Company's fiscal year is the 52- or 53-week period ending on the Sunday closest to March 31. In a 52-week year, each fiscal quarter consists of 13 weeks. In a 53-week year, the additional week is usually added to the third quarter, making such quarter consist of 14 weeks. The first, second and third quarters of fiscal 2015 and fiscal 2014 were 13-week periods.
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
The following table sets forth the computation of basic and diluted net income per share from continuing operations:

	Three Months Ended		Nine Months Ended
(in thousands, except per share amounts)	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
Numerator (basic and diluted):
Net income from continuing operations	$32,841	$17,339	$74,198	$106,251

Denominator:
Weighted average common shares outstanding, basic	148,552	151,018	148,844	148,835
Dilutive effect of employee stock options and restricted stock units	5,421	4,017	5,060	3,725
Weighted average common shares outstanding, diluted	153,973	155,035	153,904	152,560

Basic net income per share from continuing operations	$0.22	$0.11	$0.50	$0.71
Diluted net income per share from continuing operations	$0.21	$0.11	$0.48	$0.70

Potential dilutive common shares of 22 thousand and 0.7 million pertaining to employee stock options and restricted stock units were excluded from the calculation of diluted earnings per share for the three months ended December 28, 2014 and December 29, 2013, respectively, because the effect would have been anti-dilutive. Potential dilutive common shares of 0.3 million and 3.8 million pertaining to employee stock options and restricted stock units were excluded from the calculation of diluted earnings per share for the nine months ended December 28, 2014 and December 29, 2013, respectively, because the effect would have been anti-dilutive.

Note 3. Discontinued Operations
High-Speed Converter (“HSC”) Business
In the third quarter of fiscal 2014, the Company initiated a project to divest its HSC business. The Company believes that this divestiture would allow it to strengthen its focus on its analog-intensive mixed-signal, timing and synchronization, and interface and connectivity solutions. The Company envisions fully divesting its HSC business before the end of first quarter of fiscal 2016 and has classified these assets as held for sale and accordingly these assets are no longer being depreciated or amortized.
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
The results of discontinued operations of the HSC business for the three and nine months ended December 28, 2014 and December 29, 2013 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
Revenues	$701	$1,811	$3,039	$2,931
Cost of revenues	(441)	(1,398)	(1,459)	(2,379)
Long-lived assets impairment	—	(4,797)	(8,471)	(4,979)
Restructuring costs (see Note 13)	(11,930)	—	(18,705)	—
Operating expenses	(2,868)	(5,739)	(10,842)	(13,495)
Gain on divestiture	—	—	16,840	—
Income tax benefit (provision)	55	(268)	43	6
Net loss from discontinued operations	$(14,483)	$(10,391)	$(19,555)	$(17,916)

Note 4. Other Divestitures (not accounted as discontinued operations)
Sale of Certain Assets of Audio Business
On December 18, 2013, Integrated Device Technology, Inc. and Integrated Device Technology (Malaysia) Sdn. Bhd., a wholly-owned subsidiary of IDT (collectively “IDT”), completed the sale of certain assets of its Audio business to Stravelis, Inc. for $0.2 million in cash and up to a maximum potential of $1.0 million additional consideration contingent upon future revenues. The fair value of the contingent consideration was estimated to be zero based on the estimated probability of attainment of future revenue targets. The Company recorded a loss of $3.4 million on divestiture related to this transaction in the third quarter of fiscal 2014.
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

Note 5. Fair Value Measurement
The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 28, 2014:

	Fair Value at Reporting Date Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash Equivalents and Short-Term Investments:
US government treasuries and agencies securities	$118,987	$—	$—	$118,987
Money market funds	62,968	—	—	62,968
Asset-backed securities	—	26,076	—	26,076
Corporate bonds	—	208,327	—	208,327
International government bonds	—	1,001	—	1,001
Corporate commercial paper	—	11,394	—	11,394
Bank deposits	—	13,667	—	13,667
Repurchase agreement	—	194	—	194
Municipal bonds	—	7,014	—	7,014
Total assets measured at fair value	$181,955	$267,673	$—	$449,628

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 30, 2014:

	Fair Value at Reporting Date Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash Equivalents and Short-Term Investments:
US government treasuries and agencies securities	$112,253	$—	$—	$112,253
Money market funds	53,430	—	—	53,430
Asset-backed securities	—	22,332	—	22,332
Corporate bonds	—	199,806	—	199,806
International government bonds	—	3,014	—	3,014
Corporate commercial paper	—	6,246	—	6,246
Bank deposits	—	18,538	—	18,538
Repurchase agreements	—	46	—	46
Municipal bonds	—	9,210	—	9,210
Total assets measured at fair value	$165,683	$259,192	$—	$424,875
Liabilities:
Fair value of contingent consideration	—	—	2,140	2,140
Total liabilities measured at fair value	$—	$—	$2,140	$2,140

U.S. government treasuries and U.S. government agency securities as of December 28, 2014 and March 30, 2014 do not include any U.S. government guaranteed bank issued paper. Corporate bonds include bank-issued securities that are guaranteed by the Federal Deposit Insurance Corporation (FDIC).
The securities in Level 1 are highly liquid and actively traded in exchange markets or over-the-counter markets. Level 2 fixed income securities are priced using quoted market prices for similar instruments, non-binding market prices that are corroborated by observable market data.
In connection with the acquisition of Alvand Technologies in fiscal 2013, a liability was recognized for the Company’s estimate of the fair value of contingent consideration on the acquisition date based on probability-based forecasted revenues, gross profits and attainment of product development milestones. These fair value measurements are based on significant inputs not observed in the market and thus represent a Level 3 measurement, which reflect the Company’s own assumptions concerning future revenues, gross profit and product development milestones of the acquired businesses in measuring fair value.
The following table summarizes the change in the fair value of the contingent consideration measured using significant unobservable inputs (Level 3) for the nine months ended December 28, 2014:

(in thousands)	Estimated Fair Value
Balance as of March 30, 2014	$2,140
Payment, net of fair value adjustments	(1,600)
Release	(540)
Balance as of December 28, 2014	$—

During the first quarter of fiscal 2015, the Company paid $1.6 million and released the remaining contingent consideration of $0.5 million to discontinued operations, as the remaining future milestones were not achieved as a result of the sale of certain assets related to the Alvand portion of the HSC business.

All of the Company’s available-for-sale investments are subject to a periodic impairment review. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. The Company did not record any impairment charges related to its available-for-sale investments in the nine months ended December 28, 2014 and December 29, 2013.

Note 6. Investments
Available-for-Sale Securities
Available-for-sale investments at December 28, 2014 were as follows:

(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government treasuries and agencies securities	$119,048	$59	$(120)	$118,987
Money market funds	62,968	—	—	62,968
Asset-backed securities	26,093	3	(20)	26,076
Corporate bonds	208,634	130	(437)	208,327
International government bonds	1,011	—	(10)	1,001
Corporate commercial paper	11,394	—	—	11,394
Bank deposits	13,667	—	—	13,667
Repurchase agreements	194	—	—	194
Municipal bonds	7,011	23	(20)	7,014
Total available-for-sale investments	450,020	215	(607)	449,628
Less amounts classified as cash equivalents	(66,062)	—	—	(66,062)
Short-term investments	$383,958	$215	$(607)	$383,566

Available-for-sale investments at March 30, 2014 were as follows:

(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government treasuries and agencies securities	$112,268	$76	$(91)	$112,253
Money market funds	53,430	—	—	53,430
Asset-backed securities	22,330	11	(9)	22,332
Corporate bonds	199,598	335	(127)	199,806
International government bonds	3,023	—	(9)	3,014
Corporate commercial paper	6,246	—	—	6,246
Bank deposits	18,538	—	—	18,538
Repurchase agreements	46	—	—	46
Municipal bonds	9,196	32	(18)	9,210
Total available-for-sale investments	424,675	454	(254)	424,875
Less amounts classified as cash equivalents	(62,271)	—	—	(62,271)
Short-term investments	$362,404	$454	$(254)	$362,604

The cost and estimated fair value of available-for-sale securities at December 28, 2014, by contractual maturity, were as follows:

(in thousands)	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$160,433	$160,424
Due in 1-2 years	126,208	126,250
Due in 2-5 years	163,379	162,954
Total investments in available-for-sale securities	$450,020	$449,628

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses as of December 28, 2014, aggregated by investment category and length of time that individual securities have been in a continuous loss position.

	Less Than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$124,843	$(437)	$—	$—	$124,843	$(437)
Asset-backed securities	18,015	(20)	—	—	18,015	(20)
U.S. government treasuries and agencies securities	61,922	(120)	—	—	61,922	(120)
Municipal bonds	2,889	(20)	—	—	2,889	(20)
International government bonds	1,001	(10)	—	—	1,001	(10)
Total	$208,670	$(607)	$—	$—	$208,670	$(607)

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

Currently, a significant portion of the Company’s available-for-sale investments that it holds are high grade instruments.  As of December 28, 2014, the unrealized losses on the Company’s available-for-sale investments represented an insignificant amount in relation to its total available-for-sale portfolio. Substantially all of the Company’s unrealized losses on its available-for-sale marketable debt instruments are primarily driven by declines in interest rates or as a result of a decrease in the market liquidity for debt instruments.  Because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, the Company did not consider these investments to be other-than-temporarily impaired at December 28, 2014 and March 30, 2014.
Cost-method Investment
During the quarter ended December 28, 2014, the Company purchased common stock of a privately-held company for $4.0 million. This investment (included in Other Assets in the Condensed Consolidated Balance Sheet) is accounted for as a cost-method investment, as the Company owns less than 20% of the voting securities and does not have the ability to exercise significant influence over operating and financial policies of the entity. The Company did not record any impairment charge for this cost-method investment during the quarter ended December 28, 2014.

Note 7. Stock-Based Employee Compensation
Equity Incentive Programs
The Company currently issues awards under two equity-based plans in order to provide additional incentive and retention to directors and employees who are considered to be essential to the long-range success of the Company. These plans are further described below.
2004 Equity Plan (2004 Plan)
Options granted by the Company under the 2004 Plan generally expire seven years from the date of grant and generally vest over a four-year period from the date of grant, with one-quarter of the shares of common stock vesting on the one-year anniversary of the grant date and the remaining shares vesting monthly for the 36 months thereafter. The exercise price of the options granted by the Company under the 2004 Plan shall not be less than 100% of the fair market value for a common share subject to such option on the date the option is granted. Full value awards made under the 2004 Plan shall become vested over a period of not less than three years (or, if vesting is performance-based, over a period of not less than one year) following the date such award is made; provided, however, that full value awards that result in the issuance of an aggregate of up to 5% of common stock available under the 2004 Plan may be granted to any one or more participants without respect to such minimum vesting provisions. As of December 28, 2014, there were 11.0 million shares available for future grant under the 2004 Plan.
Compensation Expense
The following table summarizes stock-based compensation expense by category appearing in the Company’s Condensed Consolidated Statement of Operations:

	Three Months Ended		Nine Months Ended
(in thousands)	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
Cost of revenue	$592	$403	$1,347	$1,129
Research and development	2,562	1,514	7,547	4,211
Selling, general and administrative	2,724	1,252	7,875	4,969
Discontinued operations	20	199	(207)	537
Total stock-based compensation expense	$5,898	$3,368	$16,562	$10,846
The amount of stock-based compensation expense that was capitalized during the periods presented above was not material.
Stock Options
The following is a summary of the Company's stock option activity and related weighted average exercise prices for each category:

	Nine Months Ended December 28, 2014
(shares in thousands)	Shares	Price
Beginning stock options outstanding	5,602	$7.21
Granted	407	12.03
Exercised (1)	(1,281)	7.01
Canceled	(451)	8.54
Ending stock options outstanding	4,277	$7.59
Ending stock options exercisable	2,632	$6.69

(1)	Upon exercise, the Company issues new shares of common stock.
As of December 28, 2014, the unrecognized compensation cost related to nonvested stock options, net of estimated forfeitures, was $1.6 million and will be recognized over a weighted-average period of 1.04 years.
As of December 28, 2014, stock options vested and expected to vest totaled approximately 4.0 million with a weighted-average exercise price of $7.44 and a weighted-average remaining contractual life of 3.83 years. The aggregate intrinsic value was approximately $49.7 million.

As of December 28, 2014, fully vested stock options totaled approximately 2.6 million with a weighted-average exercise price of $6.69 and a weighted-average remaining contractual life of 3.13 years. The aggregate intrinsic value was approximately $34.8 million.
Restricted Stock Units
Restricted stock units granted by the Company under the 2004 Plan generally vest over at least a three-year period from the grant date with one-third of restricted stock units vesting on each one-year anniversary. As of December 28, 2014, 3.5 million restricted stock unit awards were outstanding under the 2004 Plan.
The following table summarizes the Company's restricted stock unit activity for each category for the nine months ended December 28, 2014:

	Nine Months Ended December 28, 2014
(shares in thousands)	Shares	Weighted-average grant date fair value per share
Beginning RSUs outstanding	2,924	$7.44
Granted	1,911	12.91
Released	(940)	7.29
Forfeited	(385)	8.71
Ending RSUs outstanding	3,510	$10.32
As of December 28, 2014, restricted stock units vested and expected to vest totaled approximately 2.8 million with a weighted-average remaining contract life of 1.42 years. The aggregate intrinsic value was approximately $55.8 million.
As of December 28, 2014, the unrecognized compensation cost related to restricted stock units granted under the Company’s equity incentive plan was approximately $16.1 million, net of estimated forfeitures, and is expected to be recognized over a weighted-average period of 1.58 years.
Performance-Based Stock Units
Under the 2004 Plan, the Company has granted performance-based stock units which vest and convert into shares of the Company's common stock based on the level of achievement of pre-established performance goals relating to Company's performance relative to a group of peer companies and to cumulative revenue targets for a specific product group, during a specified performance period. The performance period for the Company's performance-based stock units is generally 1 to 3 years. Management evaluates, on a quarterly basis, the likelihood of the Company meeting its performance metrics in determining stock-based compensation expense.
The following table summarizes the Company's performance stock unit activity for each category for the nine months ended December 28, 2014:

	Nine Months Ended December 28, 2014
(shares in thousands)	Shares	Weighted-average grant date fair value per share
Beginning PSUs outstanding	804	$7.79
Granted	101	9.91
Released	(220)	8.11
Forfeited	(122)	7.85
Ending PSUs outstanding	563	$8.04
As of December 28, 2014, performance stock units vested and expected to vest totaled approximately 0.4 million with a weighted-average remaining contract life of 0.93 years. The aggregate intrinsic value was approximately $8.9 million.
As of December 28, 2014, the unrecognized compensation cost related to performance stock units granted under the Company’s equity incentive plan was approximately $1.0 million, net of estimated forfeitures, and is expected to be recognized over a weighted-average period of 0.96 years.

Market-Based Stock Units
In June 2014, under the 2004 Plan, the Company granted approximately 0.5 million shares of restricted stock units with a market-based condition to a group of executive-level employees. These equity awards vest and convert into shares of the Company’s common stock based on the achievement of the Company’s relative total shareholder return over the performance period of 2 years. The earned market-based stock units will vest in two equal installments, with the first installment of vesting to occur on June 15, 2016, and the second on June 15, 2017.
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

As of December 28, 2014, the total market-based stock units outstanding was approximately 0.5 million.
As of December 28, 2014, market-based stock units vested and expected to vest totaled approximately 0.4 million with a weighted-average remaining contract life of 1.92 years. The aggregate intrinsic value was approximately $8.0 million.
As of December 28, 2014, the unrecognized compensation cost related to market-based stock units granted under the Company’s equity incentive plans was approximately $6.6 million, net of estimated forfeitures, and is expected to be recognized over a weighted-average period of 1.96 years.
2009 Employee Stock Purchase Plan (2009 ESPP)
On June 18, 2009, the Board approved implementation of the 2009 Employee Stock Purchase Plan (2009 ESPP) and authorized the reservation and issuance of up to 9.0 million shares of the Company's common stock, subject to stockholder approval. On September 17, 2009, the Company's stockholders approved the plan at the 2009 Annual Meeting of Stockholders. The 2009 ESPP is intended to be implemented in successive quarterly purchase periods commencing on the first day of each fiscal quarter of the Company. In order to maintain its qualified status under Section 423 of the Internal Revenue Code, the 2009 ESPP imposes certain restrictions, including the limitation that no employee is permitted to participate in the 2009 ESPP if the rights of such employee to purchase common stock of the Company under the 2009 ESPP and all similar purchase plans of the Company or its subsidiaries would accrue at a rate which exceeds $25,000 of the fair market value of such stock (determined at the time the right is granted) for each calendar year. At the 2012 annual meeting of stockholders on September 13, 2012, the Company's stockholders approved an additional 5.0 million shares. On July 12, 2013, the Company filed a registration statement on Form S-8 with the SEC to add the shares to the 2009 ESPP. The number of shares of common stock reserved for issuance thereunder increased from 9.0 million shares to 14.0 million shares.
Activity under the Company's ESPP for the nine months ended December 28, 2014 is summarized in the following table:

(in thousands, except per share amounts)
Number of shares issued	498
Average issuance price	$11.76
Number of shares available at December 28, 2014	4,522

Note 8. Stockholders' Equity
Stock Repurchase Program. On October 22, 2013, the Company's Board increased the Company's share repurchase authorization to $150.0 million. In the three and nine months ended December 28, 2014, the Company repurchased 0.8 million and 4.4 million shares for $13.5 million and $62.7 million, respectively. As of December 28, 2014, approximately $43.3 million was available for future purchases under the share repurchase program. In fiscal 2014, the Company repurchased 4.1 million shares for $44.0 million. Share repurchases were recorded as treasury stock and resulted in a reduction of stockholders’ equity.

Note 9. Balance Sheet Detail

(in thousands)	December 28, 2014	March 30, 2014
Inventories, net
Raw materials	$4,990	$7,745
Work-in-process	19,854	18,436
Finished goods	16,101	23,441
Total inventories, net	$40,945	$49,622

Property, plant and equipment, net
Land	$11,660	$11,724
Machinery and equipment	292,272	289,393
Building and leasehold improvements	48,321	48,558
Total property, plant and equipment, gross	352,253	349,675
Less: accumulated depreciation	(287,509)	(279,848)
Total property, plant and equipment, net (1)	$64,744	$69,827

Other accrued liabilities
Short-term portion of supplier obligations (2)	$160	$762
Accrued restructuring costs (3)	15,947	638
Other (4)	6,278	10,125
Total other accrued liabilities	$22,385	$11,525

Other long-term obligations
Deferred compensation related liabilities	$13,816	$13,786
Other	4,653	4,897
Total other long-term liabilities	$18,469	$18,683
(1) As of March 30, 2014, total property, plant and equipment, net includes the HSC business assets held for sale of $2.9 million. As of December 28, 2014, the net carrying value of HSC business long-lived assets is zero. See Note 3 for additional information.
(2) Supplier obligations represent payments due under various software design tool and technology license agreements.
(3) Includes accrued severance costs related to the HSC business of $15.6 million as of December 28, 2014.
(4) Other current liabilities consist primarily of acquisition related accrued contingent liabilities, accrued royalties and outside commissions and other accrued unbilled expenses.

Note 10. Deferred Income on Shipments to Distributors
Included in the caption “Deferred income on shipments to distributors” on the Condensed Consolidated Balance Sheets are amounts related to shipments to certain distributors for which revenue is not recognized until our product has been sold by the distributor to an end customer. The components of deferred income on shipments to distributors as of December 28, 2014 and March 30, 2014 are as follows:

(in thousands)	December 28, 2014	March 30, 2014
Gross deferred revenue	$18,433	$17,261
Gross deferred costs	(3,189)	(3,255)
Deferred income on shipments to distributors	$15,244	$14,006

The gross deferred revenue represents the gross value of shipments to distributors at the list price billed to the distributor less any price protection credits provided to them in connection with reductions in list price while the products remain in their inventory.  The amount ultimately recognized as revenue will be lower than this amount as a result of ship from stock pricing credits which are issued in connection with the sell through of the Company's products to end customers. Historically, this amount represents on average approximately 38% of the list price billed to the customer.  The gross deferred costs represent the standard costs (which approximate actual costs) of products the Company sells to the distributors.  Although the Company monitors the levels and quality of inventory in the distribution channel, the Company's experience is that products returned from these distributors may be sold to a different distributor or in a different region of the world.  As such, inventory write-downs for products in the distribution channel have not been significant.

Note 11. Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component, net of tax, for the nine months ended December 28, 2014 consisted of the following:

(in thousands)	Cumulative translation adjustments	Unrealized gain on available-for-sale investments	Pension adjustments	Total
Balance as of March 30, 2014	$1,497	$194	$(82)	$1,609
Other comprehensive loss before reclassifications	(2,817)	(549)	—	(3,366)
Amounts reclassified out of accumulated other comprehensive income (loss)	—	(43)	(7)	(50)
Net current-period other comprehensive loss	(2,817)	(592)	(7)	(3,416)
Balance as of December 28, 2014	$(1,320)	$(398)	$(89)	$(1,807)

Comprehensive income components consisted of:

(in thousands)	Nine Months Ended December 28, 2014	Location
Unrealized holding losses on available-for-sale investments	$(43)	interest and other, net
Amortization of pension benefits prior service credits	(7)	operating expense
Total amounts reclassified out of accumulated other comprehensive income (loss)	$(50)

12. Goodwill and Intangible Assets, Net
Goodwill balances by reportable segment as of December 28, 2014 and March 30, 2014 are as follows:

Reportable Segment	(in thousands)
Communications	$122,248
Computing and Consumer	13,396
Total	$135,644
Goodwill balances as of December 28, 2014 and March 30, 2014 are net of $922.5 million in accumulated impairment losses.
Intangible asset balances as of December 28, 2014 and March 30, 2014 are summarized as follows:

	December 28, 2014
(in thousands)	Gross Assets	Accumulated Amortization	Net Assets
Purchased intangible assets:
Existing technology	$217,694	$(212,392)	$5,302
Trademarks	4,411	(3,621)	790
Customer relationships	131,045	(130,602)	443
Non-compete agreements	251	(251)	—
Total purchased intangible assets	$353,401	$(346,866)	$6,535

	March 30, 2014
(in thousands)	Gross Assets	Accumulated Amortization	Net Assets (1)
Purchased intangible assets:
Existing technology	$217,923	$(203,888)	$14,035
Trademarks	4,411	(2,934)	1,477
Customer relationships	131,093	(128,681)	2,412
Non-compete agreements	2,275	(1,458)	817
Total purchased intangible assets	$355,702	$(336,961)	$18,741
(1) Includes $6.6 million in HSC assets held for sale, which were fully impaired in the first quarter of fiscal 2015.
Amortization expense for the three months ended December 28, 2014 and December 29, 2013 was $1.3 million and $4.2 million, respectively. Amortization expense for the nine months ended December 28, 2014 and December 29, 2013 was $5.6 million and $12.8 million, respectively.
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

Based on the intangible assets recorded at December 28, 2014, and assuming no subsequent additions to or impairment of the underlying assets, the remaining estimated amortization expense is expected to be as follows (in thousands):

Fiscal Year	Amount
2015 (Remaining 3 months)	$1,000
2016	3,084
2017	2,185
2018	256
2019 and thereafter	10
Total purchased intangible assets	$6,535

Note 13. Restructuring
The following table shows the activity related to nonretirement post-employment benefits and restructuring charges and the remaining liability as of December 28, 2014:

(in thousands)	HSC Business	Other	Total
Balance as of March 30, 2014	$—	$638	$638
Provision	18,705	972	19,677
Payments	(3,098)	(1,270)	(4,368)
Balance as of December 28, 2014	$15,607	$340	$15,947
HSC Business
In the second quarter of fiscal 2015, the Company prepared a workforce-reduction plan (the Plan) with respect to employees of its HSC business in France and the Netherlands. The Plan sets forth the general parameters, terms and benefits for employee dismissals. The Plan which required consultation with the French Works Council, was submitted to the French Works Council but had not been approved as of September 28, 2014. No works council consultation was required in the Netherlands. However, as of September 28, 2014, the Plan had not been communicated to the affected employees in the Netherlands and negotiations with the labor union and employee representative group were yet to be conducted. The Company has not historically offered similar termination benefits as defined in the Plan for these locations. However, the local laws in France and the Netherlands require payment of certain minimum statutory termination benefits. Accordingly, in situations where minimum statutory termination benefits must be paid to the affected employees, the Company records employee severance costs associated with these activities in accordance with ASC 712, Compensation - Nonretirement Post Employment Benefits. During the quarter ended September 28, 2014, the Company recorded to discontinued operations in the Condensed Consolidated Statement of Operations, approximately $6.8 million related to the minimum statutory termination benefits for a total of 53 employees in France and the Netherlands combined.
During the third quarter of fiscal 2015, the Plan was approved by the French Works Council and the related Plan details were communicated to the affected employees in France and the Netherlands. The Plan identified the number of employees to be terminated, their job classification or function, their location and the date that the Plan was expected to be completed. The Plan also established the terms of the benefit arrangement in sufficient detail to enable the employees to determine the type and amount of benefits that they would receive if terminated. In addition, the actions required to complete the Plan indicated that it was unlikely that substantial changes to the Plan would be made after communication to the employees. Accordingly, the Company recorded restructuring charges in addition to the minimum statutory amount as discussed above, in accordance with ASC 420, Exit or Disposal Cost Obligations. The additional restructuring charges recorded to discontinued operations in the Condensed Consolidated Statement of Operations were approximately $11.9 million for the quarter ended December 28, 2014, for a total of 53 employees in France and the Netherlands combined.
The Company expects to make payments related to these termination benefits and complete the restructuring action by the first quarter of fiscal 2016.
Other
During the first quarter of fiscal 2015, the Company recorded restructuring charges of $0.4 million as a result of a reduction in headcount of 12 employees. In the second quarter of fiscal 2015, the Company recorded additional restructuring charges of $0.3 million as a result of reduction in headcount of an additional 7 employees. In the third quarter of fiscal 2015, the Company recorded additional restructuring charges of $0.3 million as a result of a reduction in headcount of additional 8 employees. During the nine months ended December 28, 2014, the Company paid $0.7 million related to these actions. As of December 28, 2014, the total accrued balance for employee severance costs related to these restructuring actions was $0.3 million. The Company expects to complete these restructuring actions by the fourth quarter of fiscal 2015.
During fiscal 2014, the Company recorded restructuring charges of $5.5 million as a result of reduction in headcount of 117 employees for multiple reductions in workforce actions. During fiscal 2014, the Company paid $4.9 million related to these actions. During the nine months ended December 28, 2014, the Company paid the remaining $0.6 million related to these actions.
Note 14. Commitments and Contingencies
Warranty
The Company maintains an accrual for obligations it incurs under its standard product warranty program and customer, part, or process specific matters. The Company’s standard warranty period is one year, however in certain instances the warranty period may be extended to as long as two years. Management estimates the fair value of the Company’s warranty liability based on actual past warranty claims experience, its policies regarding customer warranty returns and other estimates about the timing and disposition of product returned under the standard program. Customer, part, or process specific accruals are estimated using a specific identification method. Historical profit and loss impact related to warranty returns activity has been minimal. The total warranty accrual was $0.3 million as of December 28, 2014 and March 30, 2014.
Litigation
In January 2012, Maxim I Properties, a general partnership that had purchased a certain parcel of real property (the Property) in 2003, filed a complaint in the Northern District of California naming approximately 30 defendants, including the Company, alleging various environmental violations of the federal Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) and Resource Conservation and Recovery Act (RCRA), the California Hazardous Substance Account Act (HSAA), and other common law claims (the Complaint). The Complaint alleges with regard to the Company that IDT “…generated, transported, and/or arranged for the transport and/or disposal of hazardous waste to the Property.” The Complaint further alleges that the Defendants are liable for the costs of investigation and remediation of the Property due to the release of hazardous substances, and that Defendants violated their duty to prevent the release of such hazardous substances. In March 2012, the Company was served with the Complaint and filed an answer, denying the various allegations in the Complaint. In April 2012, the Company filed an amended answer to the Complaint, including a counterclaim against the plaintiff. On August 15, 2012, the plaintiff voluntarily dismissed its Complaint against the Company without prejudice. Moyer Products, Inc., another defendant, has counter-claimed against Maxim and cross-claimed against Defendants, including the Company, and thus the Company remains a defendant in this action. In September 2012, the California Department of Toxic Substances Control (DTSC) notified the Company that it identified the Company, along with more than 50 other entities, and included the Company as a respondent to DTSC's Enforcement Order, as “a generator of hazardous waste” that was sent to the Property. In April 2013, the Company, along with the other “respondent” parties, entered into a Corrective Action Consent Agreement (CACA) to conduct the Property investigation and corrective action selection. The CACA supersedes the Enforcement Order. In February 2013, the court stayed the Maxim/Moyer litigation pending the Property investigation under the CACA and DTSC's corrective action selection. The Property investigation phase has begun and is expected to conclude sometime in calendar year 2015. The Company will continue to vigorously defend itself against the allegations in the Complaint and evaluate settlement options with Moyer upon completion of the Property investigation and corrective action selection. Because no specific monetary demands have been made, it is not possible for us to estimate the potential loss or range of potential losses.
The Company is also a party to various other non-material legal proceedings and claims arising in the normal course of business. As of December 28, 2014, the Company has not recorded any accrual for contingent liabilities associated with its legal proceedings based on the belief that liabilities, while possible, are not probable. Further, probable losses or ranges of possible losses in these matters cannot be reasonably estimated at this time. Generally, litigation is subject to inherent uncertainties, and no assurance can be given that the Company will prevail in any particular lawsuit. Accordingly, pending lawsuits, as well as potential future litigation with other companies, could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's financial condition, results of operations or cash flows.

Note 15. Employee Benefit Plans
401(k) Plan
The Company sponsors a 401(k) retirement matching plan for qualified domestic employees.  The Company recorded expenses of approximately $1.5 million and $1.6 million in matching contributions under the plan during the nine months ended December 28, 2014 and December 29, 2013, respectively.

Deferred Compensation Plans
Effective November 1, 2000, the Company established an unfunded deferred compensation plan to provide benefits to executive officers and other key employees. Under the plan, participants can defer any portion of their salary and bonus compensation into the plan and may choose from a portfolio of funds from which earnings are measured. Participant balances are always 100% vested. As of December 28, 2014 and March 30, 2014, obligations under the plan totaled approximately $13.8 million. Additionally, the Company has set aside assets in a separate trust that is invested in corporate owned life insurance intended to substantially fund the liability under the plan. As of December 28, 2014 and March 30, 2014, the deferred compensation plan assets were approximately $16.3 million and $16.1 million respectively.
During the first quarter of fiscal 2013, the Company assumed a deferred compensation plan associated with the acquisition of Fox. Under this plan, participants in retirement are entitled to receive a fixed amount from the Company on a monthly basis. The Company has purchased life insurance policies with the intention of funding the liability under this plan. As of December 28, 2014 and March 30, 2014, the deferred compensation plan assets under this plan were approximately $0.7 million. As of December 28, 2014 and March 30, 2014, the deferred compensation plan liabilities under this plan were approximately $1.7 million and $1.6 million, respectively.
International Employee Benefit Plans
The Company sponsors defined-benefit pension plans, defined-contribution plans, multi-employer plans and other post-employment benefit plans covering employees in certain of the Company's international locations. As of December 28, 2014 and March 30, 2014, the net liability for all of these international benefit plans totaled $1.3 million and $1.4 million respectively.

Note 16. Income Taxes
During the three and nine months ended December 28, 2014, the Company recorded an income tax expense from continuing operations of $0.1 million and $0.8 million, respectively. The income tax expense recorded in the three and nine months ended December 28, 2014 was primarily due to taxes on earnings in foreign jurisdictions. The Company recorded an income tax expense from continuing operations of $0.5 million and $0.7 million in the three and nine months ended December 29, 2013, respectively. The income tax expense recorded in the three and nine months ended December 29, 2013 was primarily due to taxes on earnings on foreign earnings and federal and state tax on U.S. earnings, the reversal of uncertain tax positions resulting from statute lapse, and a discrete tax provision related to its fiscal 2013 income tax return filing.
The Company continued to maintain a valuation allowance as a result of uncertainties related to the realization of its net deferred tax assets at December 28, 2014. The valuation allowance was established as a result of weighing all positive and negative evidence. The valuation allowance reflects the conclusion of management that it is more likely than not that benefits from certain deferred tax assets will not be realized. If actual results differ from estimates or the Company's estimates are adjusted in future periods, the valuation allowance may require adjustment which could materially impact the Company’s financial position and results of operations. It is reasonably possible that sometime in the next twelve months, positive evidence will be sufficient to release a material amount of the Company's valuation allowance; however, there is no assurance that this will occur. The required accounting for the potential release would have significant deferred tax consequences and would increase earnings in the quarter in which the allowance is released.
The Tax Increase Prevention Act of 2014 (the “Act”) was signed into law on December 19, 2014. The Act contains a number of provisions including, most notably, an extension of the US federal research tax credit through December 31, 2014. The Act did not have a material impact on the Company's effective tax rate for fiscal 2015 due to the effect of the valuation allowance on the Company's deferred tax assets.
The Company benefits from tax incentives granted by local tax authorities in certain foreign jurisdictions. In the fourth quarter of fiscal 2011, the Company agreed with the Malaysia Industrial Development Board to enter into a new tax incentive agreement which is a full tax exemption on statutory income for a period of 10 years commencing April 4, 2011. This tax incentive agreement is subject to the Company meeting certain financial targets, investments, headcounts and activities in Malaysia.
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
As of December 28, 2014 , the Company was subject to examination in various state and foreign jurisdictions for tax years 2008 forward, none of which were individually material.

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

•
Computing and Consumer segment: includes clock generation and distribution products, high-performance server memory interfaces, PCI Express switching solutions, power management solutions, signal integrity products and PC audio (divested in the third quarter of fiscal 2014).

The tables below provide information about these segments:

Revenue by segment	Three Months Ended		Nine Months Ended
(in thousands)	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
Communications	$79,288	$75,227	$240,046	$215,260
Computing and Consumer	71,872	49,401	174,509	150,879
Total revenues	$151,160	$124,628	$414,555	$366,139

Income by segment from continuing operations	Three Months Ended		Nine Months Ended
(in thousands)	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
Communications	$29,315	$29,087	$88,864	$73,103
Computing and Consumer	10,073	(1,688)	10,350	(15,083)
Unallocated expenses:
Amortization of intangible assets	(1,347)	(3,322)	(5,572)	(9,965)
(Loss) gain from divestiture	—	(3,415)	—	78,934
Assets impairment and recoveries	—	265	(2,703)	(3,779)
Stock-based compensation expense	(5,875)	(3,169)	(16,770)	(10,309)
Severance, retention and facility closure costs	(338)	(406)	(1,250)	(6,100)
Acquisition-related costs and other	125	(21)	125	(729)
Deferred compensation plan expense, net	25	70	8	65
Interest income and other, net	954	481	1,986	775
Income from continuing operations, before income taxes	$32,932	$17,882	$75,038	$106,912

The Company does not allocate loss or gain from divestiture, goodwill and intangible assets impairment charge, intangible assets amortization, severance and retention costs, acquisition-related costs, stock-based compensation, deferred compensation plan expense, interest income and other, and interest expense to its segments. In addition, the Company does not allocate assets to its segments. The Company excludes these items consistent with the manner in which it internally evaluates its results of operations.

Revenues from unaffiliated customers by geographic area, based on the customers' shipment locations, were as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
Asia Pacific	$111,437	$82,428	$283,293	$233,138
Americas (1)	15,869	17,087	52,631	54,296
Japan	9,326	11,072	30,015	31,211
Europe	14,528	14,041	48,616	47,494
Total revenues	$151,160	$124,628	$414,555	$366,139

(1)
The revenues from the customers in the U.S. were $14.6 million and $15.3 million in the three months ended December 28, 2014 and December 29, 2013, respectively. The revenues from the customers in the U.S. were $47.1 million and $47.8 million in each of the nine months ended December 28, 2014 and December 29, 2013.

The Company utilizes global and regional distributors around the world, that buy product directly from the Company on behalf of their customers. One distributor, Uniquest accounted for 17% and 13% of the Company's revenues in the three and nine months ended December 28, 2014, respectively. Two distributors, Avnet and Uniquest represented approximately 13% and 10% of the Company's revenue for the three months ended December 29, 2013. One distributor, Avnet represented approximately 13% of the Company's revenues for the nine months ended December 29, 2013.
At December 28, 2014, two distributors represented approximately 15% and 11%, respectively, of the Company’s gross accounts receivable. At March 30, 2014, four distributors represented approximately 15%, 15%, 12% and 11%, respectively, of the Company’s gross accounts receivable.
The Company’s significant operations outside of the United States include a test facility in Malaysia, design centers in Canada and China, and sales subsidiaries in Japan, Asia Pacific and Europe. The Company's property, plant and equipment, net, are summarized below by geographic area:

(in thousands)	December 28, 2014	March 30, 2014
United States	$39,403	$40,561
Canada	4,172	4,660
Malaysia	19,621	20,972
All other countries	1,548	3,634
Total property, plant and equipment, net	$64,744	$69,827

Note 18. Derivative Financial Instruments
As of December 28, 2014 and March 30, 2014, the Company did not have any outstanding foreign currency contracts that were designated as hedges of forecasted cash flows or capital equipment purchases. The Company does not enter into derivative financial instruments for speculative or trading purposes.

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
This discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and accompanying Notes included in this report and the Audited Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended March 30, 2014 filed with the SEC. Operating results for the three and nine months ended December 28, 2014 are not necessarily indicative of operating results for an entire fiscal year.
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
For a discussion of our critical accounting policies, see Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended March 30, 2014. We believe that these accounting policies are "critical," as defined by the SEC, in that they are both highly important to the portrayal of our financial condition and results, and they require difficult management judgments, estimates and assumptions about matters that are inherently uncertain. We believe that there have been no significant changes during the three and nine months ended December 28, 2014 to the items that we disclosed as our critical accounting policies in our Annual Report on Form 10-K for the fiscal year ended March 30, 2014.
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
Recent developments
Discontinued Operations - High-Speed Converter ("HSC") Business
In the third quarter of fiscal 2014, we initiated a project to divest our HSC business. We believe that this divestiture will allow us to strengthen our focus on analog-intensive mixed-signal, timing and synchronization, and interface and connectivity solutions. We envision fully divesting our HSC business before the end of first quarter of fiscal year 2016 and have classified these assets as held for sale and accordingly these assets are no longer being depreciated or amortized.
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
Restructuring - HSC Business
In the second quarter of fiscal 2015, we prepared a workforce-reduction plan (the Plan) with respect to employees of our HSC business in France and the Netherlands. The Plan sets forth the general parameters, terms and benefits for employee dismissals. The Plan which required consultation with the French Works Council, was submitted to the French Works Council but had not been approved as of September 28, 2014. No works council consultation was required in the Netherlands. However, as of September 28, 2014, the Plan had not been communicated to the affected employees in the Netherlands and negotiations with the labor union and employee representative group were yet to be conducted. We have not historically offered similar termination benefits as defined in the Plan for these locations. However, the local laws in France and the Netherlands require payment of certain minimum statutory termination benefits. Accordingly, in situations where minimum statutory termination benefits must be paid to the affected employees, we record employee severance costs associated with these activities in accordance with ASC 712, Compensation - Nonretirement Post Employment Benefits. During the quarter ended September 28, 2014, we recorded to discontinued operations in the Condensed Consolidated Statement of Operations, approximately $6.8 million related to the minimum statutory termination benefits for a total of 53 employees in France and the Netherlands combined.
During the third quarter of fiscal 2015, the Plan was approved by the French Works Council and the related Plan details were communicated to the affected employees in France and the Netherlands. The Plan identified the number of employees to be terminated, their job classification or function, their location and the date that the Plan was expected to be completed. The Plan also established the terms of the benefit arrangement in sufficient detail to enable the employees to determine the type and amount of benefits that they would receive if terminated. In addition, the actions required to complete the Plan indicated that it was unlikely that substantial changes to the Plan would be made after communication to the employees. Accordingly, we recorded restructuring charges in addition to the minimum statutory amount as discussed above, in accordance with ASC 420, Exit or Disposal Cost Obligations. The additional restructuring charges recorded to discontinued operations in the Condensed Consolidated Statement of Operations were approximately $11.9 million for the quarter ended December 28, 2014, for a total of 53 employees in France and the Netherlands combined.
We expect to make payments related to these termination benefits and complete the restructuring action by the first quarter of fiscal 2016.
Overview
The following table and discussion provides an overview of our operating results from continuing operations for the three and nine months ended December 28, 2014 and December 29, 2013:

	Three Months Ended		Nine Months Ended
(in thousands, except for percentage)	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
Revenues	$151,160	$124,628	$414,555	$366,139
Gross profit	$91,364	$74,939	$247,249	$211,822
As a % of revenues	60%	60%	60%	58%
Operating income	$31,374	$20,189	$72,213	$26,057
As a % of revenues	21%	16%	17%	7%
Net income from continuing operations	$32,841	$17,339	$74,198	$106,251
As a % of revenues	22%	14%	18%	29%

Our revenues increased by $26.5 million, or 21%, to $151.2 million in the quarter ended December 28, 2014 compared to the quarter ended December 29, 2013. The increase was primarily due to increased unit shipments in our Computing and Consumer segment as we continued to experience increased demand for our memory interface products. This was partly offset by the loss of revenue from the sale of our Audio business during the quarter ended December 29, 2013. Gross profit percentage improved for the nine months ended December 28, 2014 compared to the same period in fiscal 2014 primarily due to an improved shipment mix of higher margin products, reduced manufacturing costs and improved inventory management. Net income from continuing operations was $32.8 million in the third quarter of fiscal 2015 as compared to $17.3 million in the third quarter of fiscal 2014. The increase in net income was primarily due to increased revenues and gross margin combined with decreased operating expenses.

Results of Continuing Operations
Revenues

Revenues by segment:	Three Months Ended		Nine Months Ended
(in thousands)	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
Communications	$79,288	$75,227	$240,046	$215,260
Computing and Consumer	71,872	49,401	174,509	150,879
Total revenues	$151,160	$124,628	$414,555	$366,139

Product groups representing greater than 10% of net revenues:	Three Months Ended		Nine Months Ended
As a percentage of net revenues	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
Communications:
Communications timing products	21%	23%	23%	24%
Serial RapidIO products	17%	17%	19%	15%
All others less than 10% individually	14%	20%	16%	20%
Total communications	52%	60%	58%	59%

Computing and Consumer:
Consumer and computing timing products	12%	18%	15%	18%
Memory interface products	17%	16%	21%	16%
All others less than 10% individually	19%	6%	6%	7%
Total computing and consumer	48%	40%	42%	41%

Total	100%	100%	100%	100%

Communications Segment
Revenues in our Communications segment increased $4.1 million, or 5%, to $79.3 million in the quarter ended December 28, 2014 as compared to the quarter ended December 29, 2013. The increase was primarily due to a $4.7 million increase in shipments of our RapidIO switching solutions products combined with a $3.0 million increase in radio frequency product revenues, offset in part by lower revenue from legacy products.
Revenues in our Communications segment increased $24.8 million, or 12%, to $240.0 million in the nine months ended December 28, 2014 as compared to the nine months ended December 29, 2013. The increase was primarily due to a $23.7 million increase in shipments of our RapidIO switching solutions products combined with $7.8 million increase in radio frequency product revenues, offset in part by lower revenue from legacy products.
Computing and Consumer Segment
Revenues in our Computing and Consumer segment increased $22.5 million, or 45% to $71.9 million in the quarter ended December 28, 2014 as compared to the quarter ended December 29, 2013. The increase was primarily due to a $22.9 million increase in memory interface product revenues as a result of higher demand combined with a $3.2 million increase in shipments of wireless power products. This was offset in part by the loss of revenue amounting to $1.8 million from the sale of our Audio business during the quarter ended December 29, 2013 and $3.6 million decrease in timing product revenues.
Revenues in our Computing and Consumer segment increased $23.6 million, or 16% in the nine months ended December 28, 2014 as compared to the nine months ended December 29, 2013. The increase was primarily due to a $29.5 million increase in memory interface product revenues as a result of higher demand combined with a $6.8 million increase in shipments of wireless power products. This was partly offset by the loss of revenue amounting to $10.8 million from the sale of our Audio business and PCIe enterprise flash controller business in fiscal 2014.

Revenues by Region
Revenues in the quarter ended December 28, 2014 increased primarily in APAC (Asia Pacific region excluding Japan) as compared to the quarter ended December 29, 2013. Revenues in APAC, the Americas, Japan and Europe accounted for 74%, 10%, 6% and 10%, respectively, of consolidated revenues in the quarter ended December 28, 2014 compared to 66%, 14%, 9% and 11% of our consolidated revenues in the quarter ended December 29, 2013. The APAC region continues to be our strongest region, as many of our largest customers utilize manufacturers in that region.
For the nine months ended December 28, 2014, revenue increased primarily in APAC (Asia Pacific region excluding Japan) as compared to the nine months ended December 29, 2013. For the nine months ended December 28, 2014, revenues in APAC region, Americas, Japan and Europe accounted for 68%, 13%, 7% and 12%, respectively, of consolidated revenues as compared to 64%, 15%, 8% and 13% respectively for the first nine months of fiscal 2014.
Gross Profit

	Three Months Ended		Nine Months Ended
	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
Gross Profit (in thousands)	$91,364	$74,939	$247,249	$211,822
Gross Profit Percentage	60.4%	60.1%	59.6%	57.9%

Gross profit increased $16.4 million and $35.4 million in the three and nine months ended December 28, 2014 compared to the three and nine months ended December 29, 2013, respectively, as a result of increased revenues combined with a higher gross margin percentage. Gross profit as a percentage of revenues increased 0.3% and 1.7% in the three and nine months ended December 28, 2014 compared to the three and six months ended December 29, 2013, respectively. Gross profit percentage improved primarily due to higher revenue, reduced manufacturing costs and improved inventory management. During the fourth quarter of fiscal 2012, we completed the transition of wafer fabrication activities from our Oregon fab to third party foundries. As of December 28, 2014 and March 30, 2014, the balance of net buffer stock inventory which was built in anticipation of the transition of wafer fabrication activities to third party foundries totaled approximately $0.4 million and $1.0 million, respectively.
Operating Expenses
The following table presents our operating expenses for the three and nine months ended December 28, 2014 and December 29, 2013:

	Three Months Ended				Nine Months Ended
	December 28, 2014		December 29, 2013		December 28, 2014		December 29, 2013
(in thousands, except for percentages)	Dollar Amount	% of Net Revenue	Dollar Amount	% of Net Revenue	Dollar Amount	% of Net Revenues	Dollar Amount	% of Net Revenues
Research and development	$32,825	22%	$31,063	25%	$95,617	23%	$107,939	29%
Selling, general and administrative	$27,165	18%	$23,687	19%	$79,419	19%	$77,826	21%

Research and Development (R&D)
R&D expense increased $1.8 million, or 5.7%, to $32.8 million in the quarter ended December 28, 2014 compared to the quarter ended December 29, 2013. The increase was primarily due to $1.9 million increase in accrued employee bonus expense and a $1.0 million increase in stock-based compensation. These increases were partly offset by a $0.5 million decrease in engineering design tool license costs, a $0.3 million decrease in outside services and a $0.3 million decrease in R&D labor and benefit related costs.
R&D expense decreased $12.3 million, or 11.4%, to $95.6 million in the nine months ended December 28, 2014 compared to the nine months ended December 29, 2013. The decrease was primarily due to a $8.0 million decrease in R&D labor and benefits related costs, a $6.8 million decrease in engineering design tool license costs resulting from the divestitures of our Audio business and PCIe enterprise flash controller business, and $2.7 million decrease in severance costs as a result of headcount reduction actions taken in fiscal 2014. Other significant decreases included $1.8 million in outside services and $1.2 million in R&D materials. These decreases were partly offset by a $6.2 million increase in accrued employee bonus expense and a $3.0 million increase in stock-based compensation.

Selling, General and Administrative (SG&A)
SG&A expense increased $3.5 million, or 14.7%, to $27.2 million in the quarter ended December 28, 2014 as compared to the quarter ended December 29, 2013. The increase was primarily driven by a $1.7 million increase in accrued employee bonus expense, a $1.5 million increase in stock-based compensation and $0.9 million increase in medical claims and insurance-related expense. These increases were partly offset by $0.5 million lower amortization of intangible assets.
SG&A expense increased $1.6 million, or 2.0%, to $79.4 million in the nine months ended December 28, 2014 compared to the six months ended December 29, 2013. The increase was primarily driven by a $4.4 million increase in accrued employee bonus expense and a $2.9 million increase in stock-based compensation. These increases were partly offset by reduced headcount costs of $2.6 million resulting from the divestitures of our Audio business and PCIe enterprise flash controller business, a $1.9 million decrease in acquisition related legal and consulting costs due to a reduction in acquisition and divestiture related activities as compared to the same period last year, and a $1.2 million lower severance costs as a result of headcount reduction actions taken in the second quarter of fiscal 2014.
Interest Income and Other, Net
The components of interest income and other, net are summarized as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
Interest income	$738	$419	$1,857	$921
Other income, net	820	689	968	1,000
Interest income and other, net	$1,558	$1,108	$2,825	$1,921

Interest income is derived from earnings on our cash and short-term investments. Other income, net primarily consists of gains or losses in the value of deferred compensation plan assets, foreign currency gains or losses and other non-operating gains or losses. The increase in interest income in the three and nine months ended December 28, 2014 as compared to the same periods in prior year was primarily attributable to higher level of short-term investments and interest rates. The increase in other income in the quarter ended December 28, 2014 as compared to the same quarter in prior year was primarily due to favorable impact of foreign currency fluctuations. The decrease in other income in the nine months ended December 28, 2014 as compared to the same period in prior year was primarily due to changes in fair value of the underlying investments in the Company's deferred compensation plan.

Income Tax Expense
During the three and nine months ended December 28, 2014, we recorded an income tax expense from continuing operations of $0.1 million and $0.8 million, respectively. The income tax expense recorded in the three and nine months ended December 28, 2014 was primarily due to taxes on earnings in foreign jurisdictions. We recorded an income tax expense from continuing operations of $0.5 million and $0.7 million in the three and nine months ended December 29, 2013, respectively. The income tax expense recorded in the three and nine months ended December 29, 2013 was primarily due to taxes on earnings on foreign earnings and federal and state tax on U.S. earnings, the reversal of uncertain tax positions resulting from statute lapse, and a discrete tax provision related to its fiscal 2013 income tax return filing.
We continued to maintain a valuation allowance as a result of uncertainties related to the realization of its net deferred tax assets at December 28, 2014. The valuation allowance was established as a result of weighing all positive and negative evidence. The valuation allowance reflects the conclusion of management that it is more likely than not that benefits from certain deferred tax assets will not be realized. If actual results differ from estimates or if our estimates are adjusted in future periods, the valuation allowance may require adjustment which could materially impact our financial position and results of operations. It is reasonably possible that sometime in the next twelve months, positive evidence will be sufficient to release a material amount of our valuation allowance; however, there is no assurance that this will occur. The required accounting for the potential release would have significant deferred tax consequences and would increase earnings in the quarter in which the allowance is released.
The Tax Increase Prevention Act of 2014 (the “Act”) was signed into law on December 19, 2014. The Act contains a number of provisions including, most notably, an extension of the US federal research tax credit through December 31, 2014. The Act did not have a material impact on our effective tax rate for fiscal 2015 due to the effect of the valuation allowance on the Company's deferred tax assets.
We benefit from tax incentives granted by local tax authorities in certain foreign jurisdictions. In the fourth quarter of fiscal 2011, we agreed with the Malaysia Industrial Development Board to enter into a new tax incentive agreement which is a full tax exemption on statutory income for a period of 10 years commencing April 4, 2011. This tax incentive agreement is subject to us meeting certain financial targets, investments, headcounts and activities in Malaysia.
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
As of December 28, 2014 , we were subject to examination in various state and foreign jurisdictions for tax years 2008 forward, none of which were individually material.

Liquidity and Capital Resources
Our cash and cash equivalents and short-term investments were $511.4 million at December 28, 2014, an increase of $57.5 million compared to March 30, 2014.
We had no outstanding debt at December 28, 2014 and March 30, 2014.
Cash Flows from Operating Activities
Net cash provided by operating activities totaled $111.1 million in the nine months ended December 28, 2014 compared to $48.3 million in the nine months ended December 29, 2013. Cash provided by operating activities in the nine months ended December 28, 2014 consisted of our net income of $54.6 million, adjusted to add back stock-based compensation, depreciation, amortization, impairment charges and other non-cash items which totaled $45.2 million less net gain on divestitures of $16.8 million; and cash provided by working capital requirements. In the nine months ended December 28, 2014, excluding the effects of non-cash activities, cash provided by working capital requirements was $28.1 million and consisted primarily of a $13.6 million increase in accrued compensation and related expenses, $12.3 million increase in other accrued liabilities, $8.8 million decrease in inventories, a $1.2 million increase in deferred income and a $0.7 million increase in accounts payable. These working capital additions were offset in part by cash used from a $7.4 million increase in accounts receivable due to an increase in revenue as compared to nine months ended December 29, 2013, a $0.9 million decrease in prepayments and other current assets and a $0.4 million increase in income taxes receivable.
Cash Flows from Investing Activities
Net cash used in investing activities in the nine months ended December 28, 2014 was $22.2 million compared to $80.3 million in the nine months ended December 29, 2013.  Net cash used in investing activities in the nine months ended December 28, 2014 was primarily due to $22.1 million for the net purchase of short-term investments, $12.4 million of expenditures to purchase capital equipment and $4.0 million for purchase of cost-method investment, offset in part by $15.3 million of proceeds from divestiture of assets of Alvand portion of HSC business and $1.0 million cash in escrow related to a prior acquisition.
Cash Flows from Financing Activities
Net cash used in financing activities was $49.5 million in the nine months ended December 28, 2014 as compared to net cash provided by financing activities of $5.4 million in the nine months ended December 29, 2013. Cash used in financing activities in the nine months ended December 28, 2014, was primarily due to $62.7 million in stock buyback and $1.6 million payment of acquisition-related contingent consideration, offset in part by proceeds of $14.8 million from the exercise of employee stock options and the issuance of stock under our employee stock purchase plan.
We anticipate capital expenditures of approximately $15 million to $25 million during the next 12 months to be financed through cash generated from operations and existing cash and investments.
In addition, as much of our revenues are generated outside the U.S., a significant portion of our cash and investment portfolio accumulates in the foreign countries in which we operate. At December 28, 2014, we had cash, cash equivalents and investments of approximately $396.3 million invested overseas in accounts belonging to various IDT foreign operating entities. While these amounts are primarily invested in U.S. dollars, a portion is held in foreign currencies, and all offshore balances are exposed to local political, banking, currency control and other risks. In addition, these amounts may be subject to tax and other transfer restrictions.
We believe that existing cash and investment balances, together with cash flows from operations, will be sufficient to meet our working capital and capital expenditure needs through at least the next 12 months. We may choose to investigate other financing alternatives to supplement U.S. liquidity; however, we cannot be certain that additional financing will be available on satisfactory terms.

Off-Balance Sheet Arrangements
As of December 28, 2014, we did not have any off-balance sheet arrangements, as defined under SEC Regulation S-K Item 303(a)(4)(ii).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our interest rate risk relates primarily to our short-term investments of $383.6 million and $362.6 million as of December 28, 2014 and March 30, 2014, respectively.  By policy, we limit our exposure to long-term investments and mitigate the credit risk through diversification and adherence to a policy requiring the purchase of highly rated securities. As of December 28, 2014 and March 30, 2014, the Company’s cash, cash equivalents and investment portfolio was concentrated in securities with same day liquidity and a substantial majority of securities in our investment portfolio had maturities of less than two years. A hypothetical 10% change in interest rates would not have a material effect on the value of our investment portfolio as of December 28, 2014. We do not currently use derivative financial instruments in our investment portfolio.
At December 28, 2014 and March 30, 2014, we had no outstanding debt.
We are exposed to foreign currency exchange rate risk as a result of international sales, assets and liabilities of foreign subsidiaries, local operating expenses of our foreign entities and capital purchases denominated in foreign currencies. We may use derivative financial instruments to help manage our foreign currency exchange exposures. We do not enter into derivatives for speculative or trading purposes. We have foreign exchange facilities used for hedging arrangements with banks that allow the Company to enter into foreign exchange contracts totaling approximately $20.0 million, all of which was available at December 28, 2014. We performed a sensitivity analysis as of December 28, 2014 and March 30, 2014 and determined that, without hedging the exposure, a 10% change in the value of the U.S. dollar would result in an approximate 0.3% and 0.4% impact on gross profit margin percentage, respectively, as we operate a manufacturing testing facility in Malaysia, and an approximate 1.3% and 1.0% impact to operating expenses (as a percentage of revenue), respectively, as we operate sales offices in Japan, Taiwan and South Korea and throughout Europe and design centers in China and Canada. At December 28, 2014 and March 30, 2014, we had no outstanding foreign exchange contracts.
We did not have any material currency exposure related to any outstanding capital purchases as of December 28, 2014 and March 30, 2014.

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
At December 28, 2014, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure control and procedures were effective at a reasonable assurance level. There have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Litigation
In January 2012, Maxim I Properties, a general partnership that had purchased a certain parcel of real property (the Property) in 2003, filed a complaint in the Northern District of California naming approximately 30 defendants, including the Company, alleging various environmental violations of the federal Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) and Resource Conservation and Recovery Act (RCRA), the California Hazardous Substance Account Act (HSAA), and other common law claims (the Complaint). The Complaint alleges with regard to the Company that IDT “…generated, transported, and/or arranged for the transport and/or disposal of hazardous waste to the Property.” The Complaint further alleges that the Defendants are liable for the costs of investigation and remediation of the Property due to the release of hazardous substances, and that Defendants violated their duty to prevent the release of such hazardous substances. In March 2012, the Company was served with the Complaint and filed an answer, denying the various allegations in the Complaint. In April 2012, the Company filed an amended answer to the Complaint, including a counterclaim against the plaintiff. On August 15, 2012, the plaintiff voluntarily dismissed its Complaint against the Company without prejudice. Moyer Products, Inc., another defendant, has counter-claimed against Maxim and cross-claimed against Defendants, including the Company, and thus the Company remains a defendant in this action. In September 2012, the California Department of Toxic Substances Control (DTSC) notified the Company that it identified the Company, along with more than 50 other entities, and included the Company as a respondent to DTSC's Enforcement Order, as “a generator of hazardous waste” that was sent to the Property. In April 2013, the Company, along with the other “respondent” parties, entered into a Corrective Action Consent Agreement (CACA) to conduct the Property investigation and corrective action selection. The CACA supersedes the Enforcement Order. In February 2013, the court stayed the Maxim/Moyer litigation pending the Property investigation under the CACA and DTSC's corrective action selection. The Property investigation phase has begun and is expected to conclude sometime in calendar year 2015. The Company will continue to vigorously defend itself against the allegations in the Complaint and evaluate settlement options with Moyer upon completion of the Property investigation and corrective action selection. Because no specific monetary demands have been made, it is not possible for us to estimate the potential loss or range of potential losses.
The Company is also a party to various other non-material legal proceedings and claims arising in the normal course of business. As of December 28, 2014, the Company has not recorded any accrual for contingent liabilities associated with its legal proceedings based on the belief that liabilities, while possible, are not probable. Further, probable ranges of losses in these matters cannot be reasonably estimated at this time. Generally, litigation is subject to inherent uncertainties, and no assurance can be given that the Company will prevail in any particular lawsuit. Accordingly, pending lawsuits, as well as potential future litigation with other companies, could result in substantial costs and diversion of resources and could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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
In addition, we were granted a tax incentive in Malaysia during fiscal 2009. The tax incentive was contingent upon us continuing to meet specified investment criteria in fixed assets, and to operate as an APAC regional headquarters center. In the first quarter of fiscal 2012, we entered into an agreement with the Malaysia Industrial Development Board (MIDA) who agreed to cancel the previously granted tax incentive agreement and entered into a new tax incentive agreement which is a full tax exemption on statutory income for a period of 10 years commencing April 4, 2011. We are required to meet several requirements as to financial targets, investment, headcount and activities in Malaysia to retain this status. Our inability to renew this tax incentive agreement when it expires or meet certain conditions of the agreement with MIDA may adversely impact our effective tax rate.
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
International operations add increased volatility to our operating results.
A substantial percentage of our total revenues are derived from international sales, as summarized below:

(percentage of total revenues)	First Nine Months of Fiscal 2015	Fiscal 2014
APAC	68%	64%
Americas	13%	15%
Japan	7%	8%
Europe	12%	13%
Total	100%	100%
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
Contract pricing for raw materials and equipment used in the fabrication and assembly processes, as well as for foundry and subcontract assembly services, may also be affected by currency controls, exchange rate fluctuations and currency devaluations. We sometimes hedge currency risk for currencies that are highly liquid and freely quoted, but may not enter into hedge contracts for currencies with limited trading volume. In addition, as much of our revenues are generated outside the United States, a significant portion of our cash and investment portfolio accumulates in the foreign countries in which we operate. On December 28, 2014, we had cash, cash equivalents and investments of approximately $396.3 million invested overseas in accounts belonging to our foreign subsidiaries. While these amounts are primarily invested in U.S. dollars, a portion is held in foreign currencies, and all offshore balances are exposed to local political, banking, currency control and other risks. In addition, these amounts may be subject to tax and other transfer restrictions.

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
Over the past several years, we have made several acquisitions. As a result of these acquisitions, we had $135.6 million of goodwill and $6.5 million of intangible assets on our Condensed Consolidated Balance Sheet as of December 28, 2014. In determining fair value, we consider various factors, including our market capitalization, forecasted revenue and costs, risk-adjusted discount rates, future economic and market conditions, determination of appropriate market comparables and expected periods over which our assets will be utilized and other variables. If our assumptions regarding forecasted cash flow, revenue and margin growth rates of certain long-lived asset groups and reporting units are not achieved, an impairment review may be triggered for the remaining balance of goodwill and long-lived assets prior to the next annual review in the fourth quarter of fiscal 2015, which could result in material charges that could impact our operating results and financial position.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information with respect to repurchases of our common stock during the third quarter of fiscal 2015:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
September 29, 2014 - October 26, 2014	201,600	$14.45	201,600	$53,927,809
October 27, 2014 - November 23, 2014	246,100	$16.83	246,100	$49,781,503
November 24, 2014 - December 28, 2014	340,179	$19.01	340,179	$43,310,984
Total	787,879	$17.16	787,879

On July 21, 2010, our Board of Directors approved a share repurchase plan to purchase up to $225.0 million of our common stock. On October 22, 2013, our Board of Directors approved a new share repurchase authorization for $150.0 million. As of December 28, 2014, approximately $43.3 million was available for future purchases under the share repurchase program. Share repurchases were recorded as treasury stock and resulted in a reduction of stockholders’ equity. The program is intended to reduce the number of outstanding shares of our common stock to offset dilution from employee equity grants and increase shareholder value.

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

INTEGRATED DEVICE TECHNOLOGY, INC. Registrant
	By:	/s/ Gregory L. Waters
February 4, 2015		Gregory L. Waters President and Chief Executive Officer

/s/ Brian C. White
February 4, 2015		Brian C. White Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)