Form 10-Q/A
period 2014-12-28
INTEGRATED DEVICE TECHNOLOGY INC
filed 2015-02-13
CIK 703361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q/A
(Amendment No. 1)
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

EXPLANATORY NOTE

Integrated Device Technology, Inc. is filing this Amendment No. 1 (the Amendment) to its Quarterly Report on Form 10-Q (Quarterly Report) for the three months ended December 28, 2014, as filed with the Securities and Exchange Commission on February 4, 2015, to correct a typographical error regarding the percentage of net revenue for product groups under the Computing and Consumer segment contained in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

In the table titled “Product groups representing greater than 10% of net revenues” under “Results of Continuing Operations - Revenues” of “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the percentages of net revenues for “Memory interface products” and “All others less than 10% individually”, with regards to Computing and Consumer, for the three months ended December 28, 2014, should be 28% and 8%, respectively. Except as set forth in the preceding sentence, no other changes are being made to the Quarterly Report, which continues to speak as of the dates set forth therein.

This Amendment should be read in conjunction, and as if filed concurrently, with the Quarterly Report. Except as expressly set forth in this Explanatory Note, this Amendment does not modify or update disclosures contained in the Quarterly Report, and this Amendment, therefore does not reflect events occurring after the filing of the Quarterly Report.

INTEGRATED DEVICE TECHNOLOGY, INC.
QUARTERLY REPORT ON FORM 10-Q/A

This Amendment contains the complete text of the original report with the corrected information appearing in ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Continuing Operations
Revenues

Revenues by segment:	Three Months Ended		Nine Months Ended
(in thousands)	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
Communications	$79,288	$75,227	$240,046	$215,260
Computing and Consumer	71,872	49,401	174,509	150,879
Total revenues	$151,160	$124,628	$414,555	$366,139

Product groups representing greater than 10% of net revenues:	Three Months Ended		Nine Months Ended
As a percentage of net revenues	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
Communications:
Communications timing products	21%	23%	23%	24%
Serial RapidIO products	17%	17%	19%	15%
All others less than 10% individually	14%	20%	16%	20%
Total communications	52%	60%	58%	59%

Computing and Consumer:
Consumer and computing timing products	12%	18%	15%	18%
Memory interface products	28%	16%	21%	16%
All others less than 10% individually	8%	6%	6%	7%
Total computing and consumer	48%	40%	42%	41%

Total	100%	100%	100%	100%

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
Off-Balance Sheet Arrangements
As of December 28, 2014, we did not have any off-balance sheet arrangements, as defined under SEC Regulation S-K Item 303(a)(4)(ii).

ITEM 6. EXHIBITS

 (a) The following exhibits are filed herewith:

Exhibit Number	Exhibit Description

3.1#	Restated Certificate of Incorporation, as amended to date. Incorporated by reference to Exhibit 3.1 to Form 10-K filed on May 21, 2012.
3.2#
Certificate of Designations specifying the terms of the Series A Junior Participating Preferred Stock of Integrated Device Technology, Inc., as filed with the Secretary of State of the State of Delaware. Incorporated by reference to Exhibit 3.6 to Form 8-A filed on December 23, 1998.

3.3#	Amended and Restated Bylaws of the Company, as amended and restated. Incorporated by reference to Exhibit 3.3 to Form 10-Q filed on November 6, 2013.
31.1#	Certification of Chief Executive Officer as required by Rule 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.
31.2#	Certification of Chief Financial Officer as required by Rule 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.
31.3**	Certification of Chief Executive Officer as required by Rule 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.
31.4**	Certification of Chief Financial Officer as required by Rule 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.
32.1*#	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*#	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.4**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS#	XBRL Instance Document.
101.SCH#	XBRL Taxonomy Extension Schema Document.
101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB#	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document.

* This certification accompanies this report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
# Previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended December 28, 2014.
** Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRATED DEVICE TECHNOLOGY, INC. Registrant
	By:	/s/ Gregory L. Waters
February 12, 2015		Gregory L. Waters President and Chief Executive Officer

/s/ Brian C. White
February 12, 2015		Brian C. White Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)