Form 10-K
period 2015-03-29
INTEGRATED DEVICE TECHNOLOGY INC
filed 2015-05-19
CIK 703361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-K
______________________________
(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 29, 2015
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
☒  Large accelerated filer                     ☐   Accelerated filer                   ☐  Non-accelerated filer               ☐ Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $2,036 million, computed by reference to the last sales price of $15.98 as reported by The NASDAQ Stock Market LLC, as of the last business day of the registrant’s most recently completed second fiscal quarter, September 28, 2014. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of outstanding shares of the registrant's Common Stock, $.001 par value, as of May 15, 2015 was approximately 148,354,809.
DOCUMENTS INCORPORATED BY REFERENCE
Items 10, 11, 12, 13, and 14 of Part III incorporate information by reference from the registrant’s Proxy Statement for the 2015 Annual Meeting of Stockholders.

INTEGRATED DEVICE TECHNOLOGY, INC.
ANNUAL REPORT ON FORM 10-K

PART I
Special Note Regarding Forward-Looking Statements
We have made statements in this Annual Report on Form 10-K in Part I, Item 1-“Business,” Item 1A-“Risk Factors,” Item 3-“Legal Proceedings,” Part II, Item 7-“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this Annual Report that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act).  These statements relate to future events and the future results of Integrated Device Technology, Inc., and are based on current expectations, estimates, forecasts and projections about our business and growth prospects, the industry in which we operate and general economic conditions and the beliefs and assumptions of our management.  In addition, in this Annual Report on Form 10-K, the words “expects,” “anticipates,” ”targets,” “goals,” “projects,” “intends,” “plans, “believes,” “seeks, “estimates, “will,” “would,” “could,” “might,” and variations of such words and similar expressions, as they relate to us, our business and our management, are intended to identify such forward-looking statements.  Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved.  Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report under the section entitled “Risk Factors” under Part I, Item 1A and elsewhere in this Annual Report, and in other reports we file with the Securities and Exchange Commission (SEC), including our quarterly reports on Form 10-Q.
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
Products and Markets
We design, develop, manufacture and market a broad range of semiconductor solutions for the advanced communications, computing and consumer industries. By leveraging our products and market knowledge, we deliver high value to our customers' applications through system-level analog and digital innovations.

We measure our business based on two reportable segments: the Communications segment and the Computing and Consumer segment. In fiscal 2015, the Communications segment and the Computing and Consumer segment accounted for approximately 55% and 45%, respectively, of our revenues from continuing operations of $572.9 million. In fiscal 2014, the Communications segment and the Computing and Consumer segment accounted for approximately 60% and 40%, respectively, of our revenues from continuing operations of $484.8 million. In fiscal 2013, the Communications segment and the Computing and Consumer segment accounted for approximately 53% and 47%, respectively, of our revenues from continuing operations of $484.5 million. For further information, see “Note 18 - Segment Information” in Part II, Item 8 of this Form 10-K.
Communications Segment
The Communications segment includes clock and timing solutions, flow-control management devices including Serial RapidIO® switching solutions, and radio frequency (RF) products.

Communications Timing Products: We are the leading provider of silicon timing solutions, offering a complete portfolio of products for clock generation, distribution, recovery and jitter attenuation to serve performance-oriented applications. Created for networking, wireless infrastructure, wireline communications, advanced computing, and enterprise storage applications, our communications clocks include high-performance and high-reliability frequency generation and clock distribution products enabling advanced clock-tree development, clock synthesizers optimized for the latest processors and SOCs, ultra-low jitter clock sources, jitter attenuation and frequency translation PLLs, RF timing products, and solutions for Synchronous Ethernet and IEEE1588.

Serial RapidIO Solutions: Our extensive line of high-performance, low-power, low-latency RapidIO switches are ideal for peer-to-peer multiprocessor embedded systems up to 6.25 Gbaud per serial link. IDT's RapidIO switches deliver industry-leading interoperability, configurability, and power per port. We currently ship five generations of RapidIO switches in wireless, video, military, and industrial applications supporting both the RapidIO 1.3 and 2.1 standards. RapidIO switches are the backbone of 3G and 4G wireless base stations for chip-to-chip, board-to-board and chassis-to-chassis links including secure encryption/decryption of the S-RIO protocol for out-of-the-box cabling.

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
Computing and Consumer Segment
The Computing and Consumer Segment includes clock generation and distribution products, high-performance server memory interface products, PCI Express® switching solutions, power management solutions and signal integrity products.

Consumer and Computing Timing Products: Our timing products consist of custom and off-the-shelf solutions optimized for digital consumer and computing applications. Consumer timing products include programmable timing devices that address in-system programming and test and I/O translation. By directly enhancing design flexibility, portability and reliability, these products also reduce inventory and test costs. Our other consumer clocks include fanout and zero-delay buffers, crystal oscillators and spread-spectrum clock generators.

We offer the industry’s largest portfolio of computing timing products for all generations of motherboards. Our computing timing solutions offer a unique combination of features and high performance, enabling leading-edge technologies, such as PCI Express, as well as registered and load-reduced dual in-line memory modules (RDIMMs and LRDIMMs). Other computing timing products include synthesizers and volume-controlled crystal oscillators. In addition, we provide customized clock solutions, offering optimized feature sets to meet the needs of specific motherboards.

Memory Interface Products: The broad range of our products for RDIMMs and LRDIMMs is a direct result of our significant experience in timing, high-speed serial interface and logic technologies. We offer register and PLL chipsets to meet the latest memory speed needs of server and workstation devices, including Single Data Rate (SDR), Double Data Rate (DDR), DDR2, DDR3, and DDR4 memory technology.

High-Performance Computing Products: We offer high-performance DDR3 and DDR4 RDIMM and LRDIMM memory interface solutions, RapidIO, PCI Express switches and bridges, signal integrity products, world-class timing, and high-efficiency power management solutions for high-performance computing and cloud-based enterprise server applications. In addition, we have been teaming with other technology companies to develop high-performance platforms using RapidIO in data centers.

PCI Express Switching Solutions: Our family of PCI Express switching solutions is aimed at high-performance server, storage, embedded and communications applications. Moreover, we offer a complete integrated hardware/software development kit that includes evaluation boards, software drivers and a graphical user interface that enables complete system configuration and optimization. Our PCIe Gen1, Gen2 and Gen3 devices are optimized for I/O expansion system interconnects and inter-domain communications.

Power Management Solutions: Our power management portfolio includes the industry's first true single-chip Qi-certified wireless power transmitter and Qi-compliant wireless power receiver ICs, as well as dual-mode single-chip wireless power receivers that support both the Wireless Power Consortium (WPC) Qi and the Power Matters Alliance (PMA) standards. We offer an expanding selection of power management integrated circuits (PMICs), including intelligent, scalable, distributed power management for portable multi-core processors.

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
Sales Channels
We sell our semiconductor products through three channels: direct sales to OEMs and EMS providers, consignment sales to OEMs and EMSs, and sales through distributors.  Direct sales are managed mainly through our internal sales force and independent sales representatives.  Revenue is recognized on direct sales based on the relevant shipping terms.  During fiscal 2015, direct sales accounted for approximately 19% of our total worldwide revenues.
Consignment sales relate to areas where we have established hubs at or near key customers to allow them quick access to our products.  We retain ownership of the product at consignment locations until the product is pulled by the customer.  Consignment sales are managed by our internal sales team and accounted for approximately 19% of our total worldwide revenues in fiscal 2015.
The majority of our sales are through distributors. In general, distributors who serve our customers worldwide and distributors who serve our customers in the U.S. and Europe, have rights to price protection, ship from stock pricing credits and stock rotations.  Due to the uncertainty of the amount of the credits related to these programs, revenue is not recognized until the product has been sold by the distributor to an end customer. Distributors serving only the Asia Pacific region, excluding Japan (APAC) and Japan distributors have limited stock rotation and little or no price protection rights. Revenue is recognized upon shipment to these distributors as we are able to reasonably estimate the amount of pricing adjustments and stock rotation returns.  Revenue recognized on a sell through basis through distribution represented approximately 18% of our total worldwide revenues in fiscal 2015, while revenue through distribution recognized upon shipment represented 44% of our total worldwide revenues in the same period.
Sales through two, one and three distributors each accounted for 10% or more of our total revenues in fiscal 2015, 2014 and 2013, respectively. Sales through a distributor, Avnet and its affiliates, represented approximately 11%, 12% and 10% of our total revenues in fiscal 2015, 2014 and 2013, respectively. Sales through a distributor, Maxtek and its affiliates represented approximately 13% of our total revenues in fiscal 2013. Sales through another distributor, Uniquest, represented approximately 16% and 10%, of our total revenues in fiscal 2015 and 2013, respectively.  No other distributor or single direct or consignment customer represented 10% or more of our total revenues in fiscal 2015, 2014 and 2013.
Customers
We market our products on a worldwide basis, primarily to OEMs who, in turn, incorporate our products into the customers’ products marketed under their brands. We work closely with our OEM customers to design and integrate current and next generation products to meet the requirements of end users.  Many of our end customer OEMs have outsourced their manufacturing to a concentrated group of global EMSs and original design manufacturers (ODMs), who then buy product directly from us or through our distributors on behalf of the OEM. These EMSs and ODMs have achieved greater autonomy in design win, product qualification and product purchasing decisions, especially for commodity products. No direct OEM customer accounted for 10% or more of our total revenues in fiscal 2015, 2014 and 2013.

Manufacturing
We currently use third-party foundries that are primarily located in the APAC region who provide wafer fabrication requirements for our products. We assemble or package products at several different subcontractors in the APAC region.  Utilizing several different subcontractors located in different countries enables us to negotiate lower prices and limits the risk associated with production concentration in one country or company.  The criteria used to select assembly subcontractors include, but are not limited to, cost, quality, delivery, and subcontractor financial stability. We perform the vast majority of our test operations at our test facility located in Malaysia.  A relatively small amount of test operations are also performed at third-party subcontractors in the APAC region.
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
Research and Development
Our research and development efforts emphasize the development and design of proprietary, differentiated, high-performance, low-power analog and mixed-signal semiconductor products. We believe that a sustained level of investment in research and development is necessary to maintain our competitive position. We operate research and development centers in Irvine and San Jose, California; Tempe, Arizona; Fort Meyers, Florida; Duluth, Georgia; Westford, Massachusetts; Cary, North Carolina; Smithfield, Rhode Island; Ottawa, Canada and Shanghai, China. Research and development expenses, as a percentage of revenues, were approximately 22%, 29% and 33% in fiscal 2015, 2014 and 2013, respectively.
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
We compete with product offerings from numerous companies, including Analog Devices, Inc.; Avago Technologies; Cypress Semiconductor Corporation; Inphi Corporation; Linear Technology Corporation; Maxim Integrated Products, Inc.; Micrel Incorporated; Montage Technology; On Semiconductor Corporation; Pericom Semiconductor Corporation; Silicon Laboratories Inc.; Skyworks Solutions Inc.; and Texas Instruments Inc.

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
Employees
As of March 29, 2015, we had approximately 1,447 employees worldwide, with approximately 651 employees located in the United States.  Our future success depends in part on our ability to attract and retain qualified personnel, particularly engineers, who are often in great demand. We have implemented policies enabling our employees to share in our success, including stock option, restricted stock unit, stock purchase and incentive bonus plans. We have never had a work stoppage related to labor issues.  With the exception of 41 employees in France, none of our employees are currently represented by a collective bargaining agreement.

ITEM 1A.  RISK FACTORS
Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below and all information contained in this report before you decide to purchase our common stock. These risk factors are intended to highlight certain factors that may affect our financial condition and results of operations and are not meant to be an exhaustive discussion of risks that we may face. Our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Due to risk and uncertainties, both known and unknown, we may be unable to conduct our business as currently planned and our financial condition and operating results could be adversely impacted. In addition, the price of our securities is subject to volatility and could decline due to the occurrence of any of these risks, causing investors to lose all or part of their investment.
Our operating results can fluctuate dramatically.  Our operating results have fluctuated in the past and are likely to vary in the future. Past financial results may not be a reliable indicator of future performance. Fluctuations in operating results can result from a wide variety of factors, including:

•	global economic conditions, including those related to the credit markets;

•	the cyclicality of the semiconductor industry;

•	changes in the demand for and mix of products sold and in the markets we and our customers serve;

•	the availability of industry-wide wafer processing capacity;

•	the availability of industry-wide and package specific assembly subcontract capacity and related raw materials;

•	competitive pricing pressures;

•	the success and timing of new product and process technology announcements and introductions from us or our competitors;

•	potential loss of market share among a concentrated group of customers;

•	difficulty in attracting and retaining key personnel;

•	difficulty in predicting customer product requirements;

•	production difficulties and interruptions caused by our complex manufacturing and logistics operations;

•	limited control over our manufacturing and product delivery as a result of our reliance on subcontractors, foundry and other manufacturing services;

•	unrealized potential of acquired businesses and resulting assets impairment;

•	availability and costs of raw materials from a limited number of suppliers;

•	political, economic and health conditions in various geographic areas;

•	timing and execution of plans and programs subject to foreign labor law requirements, including consultation with work councils;

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
Global economic and geo-political conditions may adversely affect our business and results of operations.
We have and/or rely on facilities and operations in many countries throughout the world and some of our operations are concentrated in one or more geographic regions. Further, approximately 89% of our revenue comes from shipments to locations outside the United States. As a result of the breadth of our international operations, we are subject to the potential for substantial volatility in global capital markets and the global demand for semiconductor product. Our financial results and operations, including our ability to manufacture, assemble and test, design, develop and sell products, may be adversely affected by various global economic and geo-political conditions which can include:

•	slow, uneven economic growth throughout the world;

•	uncertainty regarding macroeconomic conditions and/or an institutional or economic collapse in a geographic region;

•	geo-political events and security breaches throughout the world, such as armed conflict, civil or military unrest, political instability, terrorist activity, cyber attacks and data fraud or theft;

•	natural disasters and public health issues including pandemics and outbreaks of infectious diseases; and

•	large scale disruptions in transportation, communications and information technology networks.
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
We rely upon subcontractors and third-party foundries.
We are dependent on third-party subcontractors for all of our assembly operations. We are also dependent on third-party outside foundries for the manufacture of our silicon wafers. Our reliance on subcontractors and third-party foundries for our current products presents certain risks because we will have less control over manufacturing quality and delivery schedules, maintenance of sufficient capacity to meet our orders and maintaining in place the manufacturing processes we require. During the fourth quarter of fiscal 2012, we completed the transfer of our internal wafer fabrication production to outside foundries. Due to production lead times and potential capacity constraints, any failure on our part to adequately forecast the mix of product demand and resulting foundry and subcontractor requirements could adversely affect our operating results. In addition, we cannot be certain that these foundries and subcontractors will continue to manufacture, assemble, package and test products for us on acceptable economic and quality terms, or at all, and it may be difficult for us to find alternatives in a timely and cost-effective manner if they do not do so.
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
Our business strategy is based on our assumptions about the future demand for our current products and the new products and applications that we are developing and on our ability to produce our products profitably. We may not be successful in carrying out our business strategy. Further, some or all of our assumptions may be incorrect and our business strategy may not sustain or improve our results of operations. In particular, we may not be able to build our position in markets with high growth potential, increase our volume or revenue, rationalize our manufacturing operations or reduce our costs and expenses.
In addition, circumstances beyond our control and changes in our business or industry may require us to change our business strategy at any given time.
We face significant competition.

The semiconductor industry is highly competitive and subject to rapid market developments and changes in industry standards, trends and desirable technology. If we do not anticipate and respond to these developments, our competitive position may weaken and our products and/or technologies may become undesirable or obsolete. Further, the price and product development pressures that result from competition may lead to reduced profit margins and lost business opportunities in the event that we are unable to match the price decline or cost efficiencies or advancements of our competitors.
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
A majority of the third-party foundries and subcontractors we currently use are located in Malaysia, South Korea, the Philippines, Taiwan, Thailand, and China. In addition, we own a test facility in Malaysia. The risk of an earthquake or tsunami in these Pacific Rim locations is significant. The occurrence of an earthquake, drought, flood, fire, or other natural disaster near any of these locations could cause a significant reduction of end-customer demand and/or availability of materials, a disruption of the global supply chain, an increase in the cost of products that we purchase, and otherwise interfere with our ability to conduct business. In addition, public health issues, acts of terrorism, armed conflicts or other catastrophic events could significantly delay the production or shipment of our products. Although we maintain insurance for some of the damage that may be caused by natural disasters, our insurance coverage may not be sufficient to cover all of our potential losses and would not cover us for lost business. As a result, a natural disaster in one or more of these regions could have a material adverse effect on our financial condition and results of operations.

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
Intellectual property claims against and/or on behalf of us could adversely affect our business and operations.
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
As a result of these claims, we may have to discontinue the use of certain processes, license certain technologies, cease the manufacture, use, and sale of infringing products, incur significant litigation costs and damages, indemnify customers against certain claims made against them, and develop non-infringing technology. We might not be able to obtain such licenses on acceptable terms or develop non-infringing technology. Further, the failure to renew or renegotiate existing licenses on favorable terms, or the inability to obtain a key license, could materially and adversely affect our business. Future litigation, either as a plaintiff or a defendant, could adversely affect our operating results, as a result of increased expenses, the cost of settled claims, and/or payment of damages.
We may be unable to enforce or protect our intellectual property rights.

We rely on patents, copyrights, trade secrets, mask rights, and other intellectual property rights as well as confidentiality and licensing agreements to protect our intellectual property interests. Our ability to enforce these rights is subject to general litigation risks, as well as uncertainty as to the enforceability of these rights in various countries. Should we seek to enforce our intellectual property rights, we could be subject to claims that our intellectual property rights are invalid or otherwise not enforceable. Our assertion of our intellectual property rights may result in the other party seeking to assert claims against us, which could be disruptive to and/or harm our business. Our inability to enforce our intellectual property rights under any of these circumstances may harm our competitive position and business.

We rely on access to third-party intellectual property, which may not be available to us on commercially reasonable terms or at all.

Some of our products include third-party intellectual property and/or implement industry standards, which may require licenses from third parties. Based on past experience and industry practice, we believe such licenses generally can be obtained on commercially reasonable terms. However, there is no assurance that the necessary licenses can be obtained on acceptable terms or at all. Failure to obtain the right to use third-party intellectual property, or to use such intellectual property on commercially reasonable terms, could preclude us from selling certain products or otherwise have a material adverse impact on our financial condition and operating results.
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
We were granted a tax incentive in Malaysia during fiscal 2009. The tax incentive was contingent upon us continuing to meet specified investment criteria in fixed assets, and to operate as an APAC regional headquarters center. In the first quarter of fiscal 2012, we entered into an agreement with the Malaysia Industrial Development Board (MIDA) who agreed to cancel the previously granted tax incentive and entered into a new tax incentive. The updated tax incentive provides for a full tax exemption on statutory income for a period of 10 years commencing April 4, 2011. We are required to meet several conditions as to financial targets, investment, headcount and activities in Malaysia to retain this status. Our inability to renew this tax incentive when it expires or meet certain conditions of the agreement with MIDA may adversely impact our effective tax rate.
Our financial results may be adversely affected by higher than expected tax rates or exposure to additional tax liabilities. Tax audits may have a material adverse effect on our profitability.
As a global company, our effective tax rate is highly dependent upon the geographic composition of worldwide earnings and tax regulations governing each region in which we operate. We are subject to income taxes in the United States and various foreign jurisdictions, and significant judgment is required to determine worldwide tax liabilities. The United States and other countries where we do business have been considering changes in relevant tax laws applicable to multinational corporations such as ours. These potential changes could adversely affect our effective tax rate or result in higher cash tax liabilities. In addition, our effective tax rate could be adversely affected by changes in the mix of earnings between countries with differing statutory tax rates, by changes in the valuation of deferred tax assets, or by material audit assessments, which could affect our profitability. In particular, the carrying value of deferred tax assets, which are predominantly in the United States, is dependent upon our ability to generate future taxable income in the United States. In addition, the amount of income taxes we pay is subject to ongoing audits in various jurisdictions, and a material assessment by a governing tax authority such as the Internal Revenue Service in the United States could have a material effect on our profitability.
Also, we have not made a provision for U.S. income tax on the portion of our undistributed earnings of our non-US subsidiaries that is considered permanently reinvested outside the U.S. If in the future we repatriate any of these foreign earnings, we might incur incremental U.S. income tax, which could affect our results of operations.
The costs associated with legal proceedings can be substantial, specific costs are unpredictable and not completely within our control, and unexpected increases in litigation costs could adversely affect our operating results.
We have been, and continue to be, involved in various legal proceedings, such as those described below in Part I, Item 3 "Legal Proceedings." We may face legal claims or regulatory matters involving stockholder, consumer, competition and other issues on a global basis. The costs associated with legal proceedings are typically high, relatively unpredictable, and are not completely within our control. The costs may be materially more than expected, which could adversely affect our operating results. Moreover, we may become involved in unexpected litigation with additional litigants at any time, which would increase our aggregate litigation costs, and could adversely affect our operating results. We are not able to predict the outcome of any legal action, and an adverse decision in any legal action could significantly harm our business and financial performance.
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
International operations add increased volatility to our operating results.
A substantial percentage of our total revenues are derived from international sales, as summarized below:

(percentage of total revenues)	Fiscal 2015	Fiscal 2014	Fiscal 2013
APAC	70%	64%	64%
Americas	12%	15%	16%
Japan	7%	8%	8%
Europe	11%	13%	12%
Total	100%	100%	100%
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
Contract pricing for raw materials and equipment used in the fabrication and assembly processes, as well as for foundry and subcontract assembly services, may also be affected by currency controls, exchange rate fluctuations and currency devaluations. We sometimes hedge currency risk for currencies that are highly liquid and freely quoted, but may not enter into hedge contracts for currencies with limited trading volume. In addition, as much of our revenues are generated outside the United States, a significant portion of our cash and investment portfolio accumulates in the foreign countries in which we operate. On March 29, 2015, we had cash, cash equivalents and investments of approximately $433.4 million invested overseas in accounts belonging to our foreign subsidiaries. While these amounts are primarily invested in U.S. dollars, a portion is held in foreign currencies, and all offshore balances are exposed to local political, banking, currency control and other risks. In addition, these amounts may be subject to tax and other transfer restrictions.
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
Over the past several years, we have made several acquisitions. As a result of these acquisitions, we had $135.6 million of goodwill and $5.5 million of intangible assets on our balance sheet as of March 29, 2015. In determining fair value, we consider various factors, including our market capitalization, forecasted revenue and costs, risk-adjusted discount rates, future economic and market conditions, determination of appropriate market comparables and expected periods over which our assets will be utilized and other variables. If our assumptions regarding forecasted cash flow, revenue and margin growth rates of certain long-lived asset groups and reporting units are not achieved, an impairment review may be triggered for the remaining balance of goodwill and long-lived assets prior to the next annual review in the fourth quarter of fiscal 2016, which could result in material charges that could impact our operating results and financial position.
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
Our operations could be affected by the complex laws, rules and regulations to which our business is subject.

We are subject to complex laws, rules and regulations affecting our domestic and international operations relating to, for example, environmental, safety and health; exports and imports; bribery and corruption; tax; data privacy; labor and employment; competition; and intellectual property ownership and infringement. Compliance with these laws, rules and regulations may be onerous and expensive, and if we fail to comply or if we become subject to enforcement activity, our ability to manufacture our products and operate our business could be restricted and we could be subject to fines, penalties or other legal liability. Furthermore, should these laws, rules and regulations be amended or expanded, or new ones enacted, we could incur materially greater compliance costs or restrictions on our ability to manufacture our products and operate our business.
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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Price Range of Common Stock
Our Common Stock is traded on the NASDAQ Global Select Market under the symbol IDTI. The following table shows the high and low sales prices for our Common Stock as reported by the NASDAQ Global Select Market for the fiscal periods indicated:

	High	Low
Fiscal 2015
First Quarter	$15.58	$10.86
Second Quarter	$17.32	$13.07
Third Quarter	$20.41	$11.94
Fourth Quarter	$21.73	$16.66

Fiscal 2014
First Quarter	$8.78	$6.48
Second Quarter	$9.66	$7.92
Third Quarter	$11.36	$9.15
Fourth Quarter	$13.29	$9.18
Stockholders
As of May 15, 2015, there were approximately 650 record holders of our Common Stock. A substantial majority of our shares are held by brokers and other institutions on behalf of individual stockholders.
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
Issuer Purchases of Equity Securities
The following table sets forth information with respect to repurchases of our common stock for the three months ended March 29, 2015:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
December 29, 2014 - January 25, 2015	239,234	$18.49	239,234	$38,884,797
January 26, 2015 - February 22, 2015	281,000	$19.36	281,000	$33,440,310
February 23, 2015 - March 29, 2015	325,400	$20.55	325,400	$26,749,674
Total	845,634	$19.57	845,634

On October 22, 2013, our Board approved a share repurchase program authorization for $150 million. In fiscal 2013, we made no repurchases under the program. In fiscal 2014, we repurchased 4.1 million shares of our common stock for $44.0 million. In fiscal 2015, we repurchased 5.3 million shares of our common stock for $79.2 million.
As of March 29, 2015, approximately $26.7 million was available for future purchase under this share repurchase program.  In April 2015, our Board approved a new share repurchase program authorization for $300 million. Share repurchases were recorded as treasury stock and resulted in a reduction of stockholders’ equity.  The program is intended to reduce the number of outstanding shares of our common stock to offset dilution from employee equity grants and increase stockholder value.
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
The performance of our stock price shown in the following graph is not necessarily indicative of future stock price performance.

Cumulative Total Return	2010	2011	2012	2013	2014	2015
Integrated Device Technology, Inc.	$100.00	$120.92	$117.79	$123.06	$196.71	$326.03
S&P Semiconductor Index	$100.00	$114.21	$120.73	$134.51	$160.50	$176.67
S&P 500 Index	$100.00	$116.48	$125.77	$139.93	$167.03	$183.76

ITEM 6. SELECTED FINANCIAL DATA
The data set forth below are qualified in their entirety by reference to, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes thereto included in this Annual Report on Form 10-K.
Statements of Operations Data

	Fiscal Year Ended
(in thousands, except per share data)	March 29, 2015	March 30, 2014 (1)	March 31, 2013 (2)	April 1, 2012 (4)	April 3, 2011
Revenues (3)	$572,905	$484,779	$484,452	$526,696	$605,389
Net income from continuing operations (3)	$114,581	$111,313	$2,711	$37,953	$93,826
Basic net income per share – continuing operations (3)	$0.77	$0.74	$0.02	$0.26	$0.61
Diluted net income per share – continuing operations (3)	$0.74	$0.73	$0.02	$0.26	$0.60
Net cash provided by operating activities	$171,772	$75,629	$44,074	$33,777	$74,391
Balance Sheet Data

(in thousands)	March 29, 2015	March 30, 2014	March 31, 2013	April 1, 2012	April 3, 2011
Cash, cash equivalents and investments	$555,060	$453,815	$297,170	$325,459	$299,192
Total assets	$913,659	$830,960	$728,579	$717,634	$727,460
Other long-term obligations	$17,605	$18,683	$22,022	$16,494	$15,808

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
In the APAC region and Japan, we have distributors for which revenue is recognized upon shipment, with reserves recorded for the estimated return and pricing adjustment exposures.  The determination of the amount of reserves to be recorded for stock rotation rights requires that we make estimates as to the amount of product which will be returned by customers within their limited contractual rights.  We utilize historical return rates to estimate the exposure in accordance with authoritative guidance for Revenue Recognition - When Right of Return Exists. In addition, from time to time, we offer pricing adjustments to distributors for product purchased in a given quarter that remains in their inventory.  These amounts are estimated by management based on discussions with customers, assessment of market trends, as well as historical experience.
Income Taxes.  We account for income taxes under an asset and liability approach that requires the expected future tax consequences of temporary differences between book and tax basis of assets and liabilities be recognized as deferred tax assets and liabilities. Generally accepted accounting principles require us to evaluate the ability to realize the value of our net deferred tax assets on an ongoing basis. A valuation allowance is recorded to reduce the net deferred tax assets to an amount that will more likely than not be realized. Accordingly, we consider various tax planning strategies, forecasts of future taxable income and recent operating results in assessing the need for a valuation allowance. Since the fourth quarter of fiscal 2003, we have determined that, under applicable accounting principles, it is more likely than not that we will not realize the value of our net deferred tax assets. We continue to maintain a valuation allowance to reduce our deferred tax assets to an amount that is more likely than not to be realized. However, given the continued improvement in our operations combined with certain tax strategies, we believe that there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. The exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve.
We recognize tax liabilities for uncertain income tax positions taken on our income tax return based on the two-step process prescribed under U.S. GAAP. The first step is to determine whether it is more likely than not that each income tax position would be sustained upon audit. The second step is to estimate and measure the tax benefit as the amount that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority. Estimating these amounts requires us to determine the probability of various possible outcomes. We evaluate these uncertain tax positions on a quarterly basis. This evaluation is based on the consideration of several factors including changes in facts or circumstances, changes in applicable tax law, settlement of issues under audit, and new exposures. If we later determine that the exposure is lower or that the liability is not sufficient to cover our revised expectations, we adjust the liability and effect a related change in our tax provision during the period in which we make such determination.
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
Valuation of Long-Lived Assets and Goodwill.  We operate our own test facility in Malaysia, and have also acquired certain businesses and product portfolios in recent years. As a result, we have property, plant and equipment, goodwill and other intangible assets. We evaluate these items for impairment on an annual basis, or sooner, if events or changes in circumstances indicate that carrying values may not be recoverable. Triggering events for impairment reviews may include adverse industry or economic trends, significant restructuring actions, significantly lowered projections of profitability, or a sustained decline in our market capitalization. Evaluations of possible impairment and if applicable, adjustments to carrying values, require us to estimate among other factors, future cash flows, useful lives and fair values of our reporting units and assets. Actual results may vary from our expectations.
We review goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables. We utilize a discounted cash flow analysis to estimate the fair value of our reporting units. Actual future results may differ from those estimates. In addition, we make certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each of our reporting units. For the annual impairment testing in fiscal 2015, there was no evidence of any impairment.
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
Recent Developments
Discontinued Operations
HSC Business. In the third quarter of fiscal 2014, we initiated a project to divest our HSC business. We believe that this divestiture will allow us to strengthen our focus on analog-intensive mixed-signal, timing and synchronization, and interface and connectivity solutions. As of March 29, 2015, the HSC business was classified as held for sale and all long-lived assets related to it were fully impaired.
The HSC business included the assets of NXP B.V.’s Data Converter Business and Alvand Technologies, Inc., which we acquired during fiscal 2013. The total purchase consideration we paid to acquire Alvand Technologies, Inc. included a liability representing the fair value of contingent cash consideration which was paid based upon the achievement of future product development milestones to be completed within 3 years following the acquisition date. During fiscal 2015, the Company paid $1.6 million and released the remaining contingent liability of $0.5 million to discontinued operations, as the remaining future milestones will not be achieved as a result of the asset sale discussed below.
On May 30, 2014, we completed the sale of certain assets related to the Alvand portion of the HSC business pursuant to an Asset Purchase Agreement. Upon the closing of the transaction, the buyer paid the Company $18.0 million in cash consideration, of which $2.7 million will be held in an escrow account for a period of 18 months. During fiscal 2015, we recorded a gain of $16.8 million to discontinued operations related to this divestiture.
Following the sale of assets related to the Alvand portion of the HSC business, the business had remaining long-lived assets classified as held for sale amounting to $8.5 million, which consisted of $2.9 million in fixed assets and $5.6 million in intangible assets. We evaluated the carrying value of these assets and determined that it exceeded estimated fair value based on estimated selling price less cost to sell. Accordingly, we recorded total impairment charge of $8.5 million to discontinued operations in fiscal 2015.
On April 27, 2015, we completed the sale of the remaining HSC business to eSilicon Corporation (“eSilicon”), for $1.5 million which will be paid on or before April 27, 2017. In connection with the sale, we entered into an Exclusive Intellectual Property License Agreement with eSilicon, whereby we will provide an exclusive license to eSlicon to develop, manufacture, sell and maintain HSC products. In connection with the sale, we and eSilicon also entered into a Transition Services Agreement, whereby we will provide certain transition services over a specific period from the effective date of the sale. Also, as part of the sale, we will transfer to eSilicon certain assets with a nominal carrying value.
The HSC business was included in the our Communications reportable segment. For financial statements purposes, the results of operations for the HSC business have been segregated from those of the continuing operations and are presented in our consolidated financial statements as discontinued operations.
Video Business. On August 1, 2012, we completed the transfer of the remaining assets of our video business to Synaptics for $5.0 million in cash pursuant to an Asset Purchase Agreement. In connection with the divestiture, 47 employees were transferred to Synaptics. During fiscal 2013, we recorded a gain of $0.9 million related to this divestiture.
Divestitures
Sale of Certain Assets of Audio Business. On December 13, 2013, we completed the sale of certain assets of our Audio business to Stravelis, Inc. for $0.2 million in cash and up to a maximum potential of $1.0 million additional consideration contingent upon future revenues. The fair value of the contingent consideration was estimated at the time of sale to be zero based on the estimated probability of attainment of future revenue targets. During fiscal 2015, we received $0.3 million in cash of the contingent consideration, which we recorded in interest and other income, net in the Consolidated Statement of Operations. During fiscal 2014, we recorded a loss of $3.7 million on divestiture related to the sale. Prior to the divestiture, the Audio business was part of a larger cash-flow generating product group and did not, on its own, represent a separate operation of the Company and, therefore, this sale did not qualify as discontinued operations.
Sale of Certain Assets of PCI Express ("PCIe") Enterprise Flash Controller Business. On July 12, 2013, we completed the sale of certain assets of our PCIe enterprise flash controller business to PMC-Sierra, Inc., for $96.1 million in cash. We recorded a gain of $82.3 million on divestiture related to this transaction in fiscal 2014. Prior to the divestiture, the Enterprise Flash Controller business was part of a larger cash-flow generating product group and did not, on its own, represent a separate operation of our company and, therefore, this sale did not qualify as discontinued operations.
Sale of Smart Meter Business. On March 7, 2013, we completed the sale of our smart metering business and related assets to Atmel Corporation for $10.3 million in cash, of which $1.0 million was held in an escrow account for a period of one year and was collected in full in fiscal 2014. During fiscal 2013, we recorded a gain of $8.0 million related to this divestiture. Prior to the divestiture, the smart meter business was part of a larger cash-flow generating product group and did not, on its own, represent a separate operation of the Company and, therefore, this sale did not qualify as discontinued operations.
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
Associated with the proposed acquisition of PLX, during fiscal year 2013, we incurred approximately $10.7 million in acquisition related costs, respectively, which were included in selling, general and administrative expenses in the Consolidated Statements of Operations.
Credit Facility Termination
In connection with the termination of the proposed PLX acquisition, our management determined that it was in our best interest to allow the Master Repurchase Agreement with Bank of America, N.A. to lapse undrawn. Associated with the lapse of this credit facility, we expensed $2.5 million in unamortized financing costs to selling, general and administrative expenses in fiscal 2013.
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
Acquisition of Fox Enterprises, Inc.
On April 30, 2012, we completed the acquisition of Fox Enterprises, Inc. (Fox), a leading supplier of frequency control products including crystals and crystal oscillators. The purchase price included $3.2 million which was recorded as a liability representing the fair value of contingent cash consideration of up to $4.0 million based upon achievement of future financial milestones. In June 2013, we settled contingent consideration and paid former shareholders of Fox $3.3 million.
Acquisition of Alvand Technologies, Inc.
On April 16, 2012, we completed the acquisition of Alvand Technologies Inc. (Alvand), a leading analog integrated circuits company specializing in data converters, for total purchase consideration of approximately $23.3 million, of which $20.5 million was paid in cash at closing and $2.8 million was recorded as a liability representing the fair value of contingent cash consideration of up to $4.0 million based upon the achievement of future product development milestones to be completed within 3 years following the acquisition date. Payments were to be made on a proportionate basis upon the completion of each milestone. As of March 31, 2013, the fair value of the contingent consideration was re-measured based on a revised product development forecast for the business and increased $0.5 million to $3.3 million. As of March 30, 2014, the fair value of the contingent consideration was again re-measured based on a revised product development forecast for the business and increased $0.6 million. During fiscal year 2014, we paid $1.8 million in contingent liability and the remaining estimated fair value of the unpaid contingent consideration for Alvand as of March 30, 2014 was $2.1 million. During fiscal 2015, we paid $1.6 million and released the remaining contingent consideration of $0.5 million to discontinued operations, as the remaining future milestones will not be achieved as a result of the sale of certain assets related to the Alvand portion of the HSC business .

Overview
The following table and discussion provide an overview of our operating results from continuing operations for fiscal 2015, 2014 and 2013:

	Fiscal Year End
(in thousands, except for percentage)	March 29, 2015	March 30, 2014	March 31, 2013
Revenues	$572,905	$484,779	$484,452
Gross profit	$345,304	$272,902	$269,724
As a % of revenues	60.3%	56.3%	55.7%
Operating expense	$234,157	$241,947	$277,119
As a % of revenues	40.9%	49.9%	57.2%
Operating income (loss)	$111,147	$30,955	$(7,395)
As a % of revenues	19.4%	6.4%	(1.5)%
Net income from continuing operations	$114,581	$111,313	$2,711
As a % of revenues	20.0%	23.0%	0.6%
Our revenues in fiscal 2015 were $572.9 million as compared to $484.8 million in fiscal 2014. During fiscal 2015, we experienced increased demand for our products in both the Communications and Computing and Consumer market segments. Gross profit as a percentage of net revenues was 60.3% in fiscal 2015 as compared to 56.3% in fiscal 2014. The fiscal 2015 increase in gross profit percentage was primarily due to an improved mix of higher margin products as compared to fiscal 2014. Our operating expenses decreased by $7.8 million, or 3.2%, to $234.2 million in fiscal 2015 as compared to $241.9 million in fiscal 2014, primarily due to divestitures and the implementation of other expense reduction actions, which was partly offset by higher employee bonus and stock-based compensation. Our operating income increased from $31.0 million in fiscal 2014 to $111.1 million in fiscal 2015 primarily due to higher revenue, improved gross profit percentage and decrease in operating expenses.  Net income from continuing operations in fiscal 2015 was $114.6 million. This compares to fiscal 2014 net income from continuing operations of $111.3 million which included an $82.3 million gain on the divestiture of the PCI Express enterprise flash controller business and a $3.7 million loss on divestiture of the Audio business. We ended fiscal 2015 with cash and cash equivalents and short-term investments of $555.1 million. We generated $171.8 million in cash from operations in fiscal 2015, received $21.1 million in proceeds from employee stock transactions and received $15.3 million in proceeds from divestitures. These proceeds were offset by $79.2 million used for repurchases of common stock and $17.8 million for purchases of property, plant and equipment.

Results of Operations, Continuing Operations
Revenues

Revenues by segment:	Fiscal Year Ended
(in thousands)	March 29, 2015	March 30, 2014	March 31, 2013
Communications	$313,630	$292,435	$258,184
Computing and Consumer	259,275	192,344	226,268
Total revenues	$572,905	$484,779	$484,452

Product groups representing greater than 10% of net revenues:	Fiscal Year Ended
As a percentage of net revenues	March 29, 2015	March 30, 2014	March 31, 2013
Communications:
Communications timing products	22%	24%	24%
Serial RapidIO solutions	18%	16%	*
All others less than 10% individually	15%	20%	29%
Total communications	55%	60%	53%

Computing and Consumer:
Consumer and computing timing products	14%	18%	19%
Memory interface products	25%	15%	16%
All others less than 10% individually	6%	7%	12%
Total computing and consumer	45%	40%	47%

Total	100%	100%	100%
* Represents less than 10% of net revenues
Communications Segment
Revenues in our Communications segment increased $21.2 million, or 7%, to $313.6 million in fiscal 2015 as compared to $292.4 million in fiscal 2014. This increase was driven primarily by a $21.7 million increase in shipments of our Rapid I/O switching solutions products combined with a $10.2 million increase in Radio Frequency product revenues, offset in part by lower revenue from legacy products.
In fiscal 2014, revenues in our Communications segment increased $34.3 million, or 13%, to $292.4 million as compared to $258.2 million in fiscal 2013. This increase was driven primarily by a $36.4 million increase in shipments of our Rapid I/O switching solutions products combined with a $3.5 million increase in Radio Frequency product revenues, offset in part by lower revenue from legacy products.
Computing and Consumer Segment
Revenues in our Computing and Consumer segment increased $66.9 million, or 35%, to $259.3 million in fiscal 2015 as compared to $192.3 million in fiscal 2014. The increase was primarily due to a $71.3 million increase in memory interface product revenues as a result of higher demand combined with a $10.4 million increase in shipments of wireless power products. This was offset in part by the loss of revenue amounting to $9.1 million from sale of our Audio business in fiscal 2014 and a $7.0 million decrease in computing and consumer timing product revenue.
In fiscal 2014, revenues in our Computing and Consumer segment decreased $33.9 million, or 15%, to $192.3 million as compared to $226.3 million in fiscal 2013 as a result of reduced demand. In general, demand in fiscal 2014 for most products within this market segment declined in-line with market conditions.
Revenues by Region
Revenues in APAC (excluding Japan), Americas, Japan and Europe accounted for 70%, 12%, 7% and 11%, respectively, of consolidated revenues in fiscal 2015 compared to 64%, 15%, 8% and 13%, respectively, of our consolidated revenues in fiscal 2014. Revenues in APAC, Americas, Japan and Europe accounted for 64%, 16%, 8% and 12%, respectively, of consolidated revenues in fiscal 2013.  The APAC region continues to be our largest region, as many of our customers utilize manufacturers in that region.

Deferred Income on Shipments to Distributions
Included in the Balance Sheet caption “Deferred income on shipments to distributors” are amounts related to shipments to certain distributors for which revenue is not recognized until our product has been sold by the distributor to an end customer. The components as of March 29, 2015 and March 30, 2014 are as follows:

(in thousands)	March 29, 2015	March 30, 2014
Gross deferred revenue	$19,299	$17,261
Gross deferred costs	(3,605)	(3,255)
Deferred income on shipments to distributors	$15,694	$14,006
Gross deferred revenue represents the gross value of shipments to distributors at the list price billed to the distributor less any price protection credits provided to them in connection with reductions in list price while the products remain in their inventory.  Based on our history, the amount ultimately recognized as revenue is generally less than the gross deferred revenue as a result of ship from stock pricing credits, which are issued in connection with the sell through of the product to an end customer.  As the amount of price adjustments subsequent to shipment is dependent on the overall market conditions, the levels of these adjustments can fluctuate significantly from period to period. Historically, price adjustments have represented an average of approximately 37.7% of the list price billed to the customer.  As these credits are issued, there is no impact to working capital as this reduces both accounts receivable and deferred revenue.  Gross deferred costs represent the standard costs (which approximate actual costs) of products we sell to the distributors.
Gross Profit

	Fiscal Year Ended
	March 29, 2015	March 30, 2014	March 31, 2013
Gross Profit (in thousands)	$345,304	$272,902	$269,724
Gross Profit Percentage	60.3%	56.3%	55.7%
Gross profit increased $72.4 million or 27%, in fiscal 2015 as compared to fiscal 2014 primarily due to an increased gross profit percentage of revenues. Gross profit as a percentage of revenues increased 4.0% in fiscal 2015 as compared to fiscal 2014, primarily due to an increased shipment mix of product groups which generally have higher gross profit percentage. In addition, fiscal 2015 gross profit percentage was favorably impacted as compared to fiscal 2014 by reduced manufacturing costs and improved inventory management. As of March 29, 2015, the balance of net buffer stock inventory which was built in anticipation of the transition of wafer fabrication activities totaled approximately $0.4 million.
In fiscal 2014, gross profit increased $3.2 million, or 1%, compared to fiscal 2013 primarily due to an increased gross profit percentage of revenues. Gross profit as a percentage of revenues increased 0.6% in fiscal 2014 as compared to fiscal 2013, primarily due to an increased product shipment mix of communications products, which in general have a higher gross profit percentage than our computing and consumer products. In addition, fiscal 2014 gross profit percentage was favorably impacted as compared to fiscal 2013 by a reduction in manufacturing costs, which was offset in part by increased amortization of acquired intangible assets. Associated with the decision to discontinue certain products attained through the acquisitions of Mobius Microsystems and IKOR, we revised the estimated remaining useful life of the related acquired intangible assets to zero, resulting in additional accelerated amortization charged to cost of revenues in the fourth quarter of fiscal 2014. As of March 30, 2014, the balance of net buffer stock inventory which was built in anticipation of the transition of wafer fabrication activities totaled approximately $1.0 million.
Operating Expenses
The following table presents our operating expenses for fiscal years 2015, 2014 and 2013, respectively:

	March 29, 2015		March 30, 2014		March 31, 2013
(in thousands, except for percentages)	Dollar Amount	% of Net Revenues	Dollar Amount	% of Net Revenues	Dollar Amount	% of Net Revenues
Research and development	$127,688	22%	$140,799	29%	$159,471	33%
Selling, general and administrative	$106,469	19%	$101,148	21%	$117,648	24%

Research and Development (R&D)
R&D expense decreased by $13.1 million, or 9%, to $127.7 million in fiscal 2015 compared to fiscal 2014. The decrease was primarily driven by reduced labor related costs and equipment and maintenance costs resulting from the divestitures of our PCIe enterprise flash controller business and our Audio business combined with other headcount reduction actions taken in fiscal 2014. Significant reductions included $8.2 million in decline in R&D labor related costs, a $7.1 million decrease in engineering design tool license costs, a $3.3 million decrease in R&D materials and outside services, a $2.4 million reduction in severance costs, a $2.4 million decrease in impairment charge which represents the impairment of acquired in-process research and development related to Mobius Microsystems in fiscal 2014, a $1.0 million decrease in facilities costs and a $0.8 million net reduction in other R&D expenses. These decreases were offset in part by a $7.9 million increase in accrued employee bonus expense and a $4.2 million increase in stock-based compensation.
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
Selling, General and Administrative (SG&A)
SG&A expenses increased $5.3 million, or 5%, to $106.5 million in fiscal 2015 compared to fiscal 2014. The increase was primarily driven by a $5.2 million increase in accrued employee bonus expense, a $4.8 million increase in stock-based compensation and a $1.0 million increase in medical claims and insurance-related expense. These increases were partly offset by a $1.6 million decrease in amortization expense for acquired intangibles, reduced headcount costs of $1.5 million from the divestitures of our PCIe enterprise flash controller business and our Audio business in fiscal 2014, a $1.4 million decrease in acquisition related legal and consulting costs due to a reduction in acquisition and divestiture related activities as compared to the prior year and a $1.2 million decrease in severance costs as a result of headcount reductions taken in fiscal 2014.
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
Other-Than-Temporary Impairment Loss on Investment
We account for our equity investments in privately held companies under the cost method. These investments are subject to periodic impairment review and measured and recorded at fair value when they are deemed to be other-than-temporarily impaired. In determining whether a decline in value of our investments has occurred and is other than temporary, an assessment is made by considering available evidence, including the general market conditions, the investee’s financial condition, near-term prospects, market comparables and subsequent rounds of financing. The valuation also takes into account the investee’s capital structure, liquidation preferences for its capital and other economic variables. The valuation methodology for determining the decline in value of non-marketable equity securities is based on inputs that require management judgment. In fiscal 2013, we determined that the value of certain non-marketable private equity investments was impaired and we recorded $1.7 million in other-than-temporary impairment losses during the period. There were no impairments recorded during fiscal 2015 and 2014.
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
HSC Business
In fiscal 2015, we prepared a workforce-reduction plan (the Plan) with respect to employees of our HSC business in France and the Netherlands. The Plan sets forth the general parameters, terms and benefits for employee dismissals. The Plan was approved by the French Works Council and Labor Administrator and the related Plan details were communicated to the affected employees in France and the Netherlands. No works council consultation was required in the Netherlands. We have not historically offered similar termination benefits as defined in the Plan for these locations. The Plan identified the number of employees to be terminated, their job classification or function, their location and the date that the Plan was expected to be completed. The Plan also established the terms of the benefit arrangement in sufficient detail to enable the employees to determine the type and amount of benefits that they would receive if terminated. In addition, the actions required to complete the Plan indicated that it was unlikely that substantial changes to the Plan would be made after communication to the employees. Accordingly, we accrued restructuring charges in accordance with ASC 420, Exit or Disposal Cost Obligations. The restructuring charges recorded to discontinued operations in the Consolidated Statement of Operations were approximately $18.3 million for the fiscal year ended March 29, 2015, for a total of 53 employees in France and the Netherlands combined.
We expect to make payments related to these termination benefits and complete the restructuring action by the third quarter of fiscal 2016.
Others
During fiscal 2015, we recorded other restructuring charges of $1.1 million and reduced our headcount by 28 employees in multiple reduction in workforce actions. During fiscal 2015, we paid $0.8 million related to these actions. As of March 29, 2015, the total accrued balance for employee severance costs related to these restructuring actions was $0.3 million. We expect to complete these restructuring actions by the first quarter of fiscal 2016.
During fiscal 2014, we recorded restructuring charges of $5.5 million and reduced our headcount by 117 employees in multiple reduction in workforce actions. During fiscal 2015 and 2014, we paid $0.6 million and $4.9 million, respectively and completed these actions.
During fiscal 2013, we recorded restructuring charges of $4.3 million for multiple reduction in workforce actions. We reduced our total headcount by approximately 132 employees with reductions affecting all functional areas and various locations. During fiscal 2013, we paid $3.2 million in severance costs associated with these actions. During fiscal 2014, we paid $1.1 million in severance costs and completed these actions.
During fiscal 2013, in connection with the divestiture of our video processing product lines in fiscal 2012, we recorded an additional $1.1 million in restructuring expenses for employee retention costs. These costs were recorded within discontinued operations. We paid the accrued amount in fiscal 2013 and completed this restructuring action.
During fiscal 2013, we paid $1.0 million in restructuring expenses for employee retention costs and completed the restructuring action to exit wafer production operations at our Oregon fabrication facility.
Interest Income and Other, Net
The components of interest income and other, net are summarized as follows:

	Fiscal Year Ended
(in thousands)	March 29, 2015	March 30, 2014	March 31, 2013
Interest income	$2,724	$1,348	$447
Interest expense	(27)	(21)	(1,479)
Other income, net	2,094	1,380	2,740
Interest income and other, net	$4,791	$2,707	$1,708
Interest income is derived from earnings on our cash and short term investments. Interest expense is primarily due to charges associated with the credit facility with Bank of America which was established in fiscal 2012 and was terminated in fiscal 2013. Other income, net primarily consists of gains or losses in the value of deferred compensation plan assets, foreign currency gains or losses and other non-operating gains or losses. The increase in interest income was primarily attributable to higher level of short-term investments and interest rates. The increase in other income, net from fiscal 2014 to fiscal 2013 was primarily due to favorable impact of foreign currency fluctuations. Other income, net in fiscal 2013 included $2.0 million of death benefit proceeds received in fiscal 2013 under life insurance policies purchased with the intention of funding deferred compensation plan liabilities.
Income Tax Expense (Benefit)
We recorded an income tax expense of $1.4 million and $1.0 million in fiscal 2015 and 2014, respectively, and an income tax benefit of $2.1 million in fiscal 2013. The income tax expense in fiscal 2015 and 2014 was primarily due to foreign income tax expense. The income tax benefit in fiscal 2013 was primarily due to the release of valuation allowance resulting from a deferred tax liability that arose from an acquisition, and was partially offset by foreign income tax expenses.

The Tax Increase Prevention Act of 2014 (the “Act”) was signed into law on December 19, 2014. The Act contains a number of provisions including, most notably, an extension of the U.S. federal research tax credit through December 31, 2014. The Act did not have a material impact on the Company's effective tax rate for fiscal 2015 due to the effect of the valuation allowance on the Company's deferred tax assets.
As of March 29, 2015, we continued to maintain a valuation allowance against our net U.S. and foreign deferred tax assets, as we could not conclude that it is more likely than not that we will be able to realize our U.S. and foreign deferred tax assets. Given the continued improvement in the Company’s operations combined with certain tax strategies, it is reasonably possible that within the next 12 months, positive evidence will be sufficient to release a material amount of the Company’s valuation allowance. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. The exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve. We will continue to evaluate the release of the valuation allowance on a quarterly basis.
As of March 29, 2015, the Company was under examination in the U.S. federal jurisdiction and in Singapore. Our fiscal years 2010, 2011, and 2012 are under audit by the Internal Revenue Service (IRS). Our fiscal years 2009 through 2012 are under audit by the Inland Revenue Authority of Singapore. Although the final outcome is uncertain, based on currently available information, we believe that the ultimate outcome will not have a material adverse effect on our financial position, cash flows or results of operations.
We believe that within the next 12 months, it is reasonably possible that a decrease of up to $1.9 million in unrecognized tax benefits may occur due to settlements with tax authorities or statute lapses.
After examination of our projected offshore cash flows, and offshore cash requirements, we have determined that beginning in fiscal year 2016, we will no longer require 100% of our foreign generated cash to support our foreign operations. Therefore, we will begin providing for U.S. taxes on the portion of those prospective earnings that will no longer be indefinitely reinvested. This change will allow a portion of our future earnings to be repatriated to the U.S.

Liquidity and Capital Resources
Our cash and cash equivalents and short-term investments were $555.1 million at March 29, 2015, an increase of $101.2 million compared to March 30, 2014.  We had no outstanding debt at March 29, 2015 and March 30, 2014.
Cash Flows from Operating Activities
Net cash provided by operating activities totaled $171.8 million in fiscal 2015 compared to $75.6 million in fiscal 2014 and $44.1 million in fiscal 2013. Cash provided by operating activities in fiscal 2015 consisted of our net income of $93.9 million, as adjusted to exclude net gain on divestitures of $16.8 million and to add back depreciation, amortization, asset impairment, stock compensation and other non-cash items totaling $56.1 million and $38.9 million in cash used by changes in working capital requirements primarily related to increases and decreases in assets and liabilities. In fiscal 2015, significant proceeds from changes in working capital requirements included an increase of $19.3 million in accrued compensation and related expenses as a result of higher accrued employee bonus, an increase of $8.1 million in other accrued liabilities and long-term liabilities as a result of accrued severance costs for the HSC business, a decrease of $5.3 million in accounts receivable, a decrease of $4.4 million in inventories, an increase of $2.3 million in accounts payable and an increase of $1.7 million in deferred income. Net use of cash for changes in working capital requirements included a $2.3 million increase in prepayment and other assets.
In fiscal 2014, net cash provided by operating activities consisted of our net income of $88.4 million, as adjusted to exclude net gain on divestitures of $78.6 million and to add back depreciation, amortization, gain on divestitures, stock compensation and other non-cash items totaling $66.2 million; and $0.3 million in cash used by changes in working capital requirements primarily related to increases and decreases in assets and liabilities. In fiscal 2014, excluding the effects of acquisitions, significant proceeds from changes in working capital requirements included a decrease of $4.3 million in prepaid and other assets and a $2.9 million decrease in inventory. Net use of cash for changes in working capital requirements included a $6.8 million increase in accounts receivable, primarily due to increased shipments in the fourth quarter of fiscal 2014 as compared to the same period in fiscal 2013, and $0.7 million net used for all other working capital requirements.
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
Cash Flows from Investing Activities
Net cash used for investing activities in fiscal 2015 was $81.8 million compared to net cash used for investing activities of $112.1 million in fiscal 2014 and net cash provided by investing activities of $65.8 million in fiscal 2013.  Net cash used for investing activities in fiscal 2015 was primarily due to $76.4 million used for the net purchase of short-term investments, $17.8 million in expenditures to purchase capital equipment and $4.0 million used for the purchase of nonmarketable equity securities, which were offset in part by $15.3 million of proceeds from the divestiture of assets of the Alvand portion of the HSC business and receipt of $1.0 million in escrow related to a prior acquisition.
In fiscal 2014, net cash used for investing activities was primarily due to $197.0 million used for the net purchase of short-term investments and $17.4 million of expenditures to purchase capital equipment which was offset in part by $96.3 million received from the sale of our PCI Express enterprise flash controller business to PMC-Sierra Inc. and the sale of certain assets of our Audio business to Stravelis, Inc. combined with $6.0 million receipt of escrow proceeds associated with the sale of our Video Business to Qualcomm in fiscal 2012.
In fiscal 2013, net cash used for investing activities was primarily due to $68.3 million paid for the acquisitions of Fox, Alvand Technologies and NXP B.V. data converter business, $7.8 million paid to escrow in association with these acquisitions, $27.9 million of expenditures to purchase capital equipment partially offset by net proceeds of $24.0 million from the net sale of short-term investments and $14.2 million of proceeds from sale of video processing business and smart meter business.
Cash Flows from Financing Activities
Net cash used for financing activities was $59.8 million in fiscal 2015 as compared to net cash used for financing activities of $3.1 million in fiscal 2014 and net cash provided by financing activities of $17.4 million in fiscal 2013. Cash used by financing activities in fiscal 2015, was primarily due to repurchases of $79.2 million of IDT common stock and $1.6 million payment of acquisition-related consideration, partially offset by proceeds of $21.1 million from the exercise of employee stock options and the issuance of stock under our employee stock purchase plan.
In fiscal 2014, cash used by financing activities was primarily due to repurchases of $44.0 million of IDT common stock combined with $5.1 million payout of the contingent consideration associated with the acquisitions of Fox Enterprises, Inc. and Alvand Technologies, Inc., partially offset by proceeds of $46.1 million from the exercise of employee stock options and the issuance of stock under our employee stock purchase plan.

In fiscal 2013, cash provided by financing activities was primarily due to proceeds of $17.4 million from the exercise of employee stock options and the issuance of stock under our employee stock purchase plan.

We anticipate capital expenditures of approximately $15 million to $25 million during fiscal 2016 to be financed through cash generated from operations and existing cash and investments.
Cash equivalents are highly liquid investments with original maturities of three months or less at the time of purchase. We maintain the cash and cash equivalents with reputable major financial institutions. Deposits with these banks may exceed the Federal Deposit Insurance Corporation (FDIC) insurance limits or similar limits in foreign jurisdictions. These deposits typically may be redeemed upon demand and, therefore, bear minimal risk. In addition, a significant portion of cash equivalents is concentrated in money market funds which are invested primarily in U.S. government treasuries. While we monitor daily the cash balances in our operating accounts and adjust the balances as appropriate, these balances could be affected if one or more of the financial institutions with which we deposit fails or is subject to other adverse conditions in the financial markets. As of March 29, 2015, we had not experienced any loss or lack of access to our invested cash or cash equivalents in our operating accounts.  However, we can provide no assurances that access to our invested cash and cash equivalents will not be affected by adverse conditions in the financial markets. See Item 1A-“Risk Factors: Global economic conditions may adversely affect our business and results of operations.”
In addition, as much of our revenues are generated outside the U.S., a significant portion of our cash and investment portfolio accumulates in the foreign countries in which we operate. At March 29, 2015, we had cash, cash equivalents and investments of approximately $433.4 million invested overseas in accounts belonging to various IDT foreign operating entities. While these amounts are primarily invested in U.S. dollars, a portion is held in foreign currencies, and all offshore balances are exposed to local political, banking, currency control and other risks. In addition, these amounts may be subject to tax and other transfer restrictions.
All of our short-term investments which are classified as available-for-sale investments are subject to a periodic impairment review. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. This determination requires significant judgment. For publicly traded investments, impairment is determined based upon the specific facts and circumstances present at the time, including a review of the closing price over the length of time, general market conditions and our intent and ability to hold the investment for a period of time sufficient to allow for recovery. Although we believe the portfolio continues to be comprised of sound investments due to high credit ratings and government guarantees of the underlying investments, a further decline in the capital and financial markets would adversely impact the market values of its investments and their liquidity. We continually monitor the credit risk in our portfolio and future developments in the credit markets and make appropriate changes to our investment policy as deemed necessary. We did not record any other-than-temporary impairment charges related to our short-term investments in fiscal 2015, 2014 and 2013.
Contractual Obligations and Commercial Commitments
The following table summarizes our contractual arrangements at March 29, 2015 and the expected timing and effects of these commitments on our liquidity and cash flow in future periods:

	Payments Due by Period (in thousands)
		Less Than	1-3	3-5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Operating lease obligations	$10,271	$3,059	$4,401	$2,727	$84
Other supplier obligations (1)	4,567	2,822	1,745	—	—
Total	$14,838	$5,881	$6,146	$2,727	$84

(1)	Other supplier obligations represent payments due under various software design tool and technology license agreements.
As of March 29, 2015, our net unrecognized tax benefits and related interest and penalties were $28.1 million, of which $0.4 million are classified as long-term liabilities and $27.7 million are netted against deferred tax assets. In addition, we have $13.1 million of amounts payable related to obligations under our deferred compensation plan, which are classified as long-term liabilities. At this time, we are unable to make a reasonably reliable estimate of the timing of payments, if any, in individual years due to uncertainties in the timing or outcomes of either actual or anticipated tax audits and the timing of employee departures.  As a result, these amounts are not included in the table above.
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
We believe that existing cash and investment balances, together with cash flows from operations, will be sufficient to meet our working capital and capital expenditure needs through at least fiscal 2016. We may choose to investigate other financing alternatives; however, we cannot be certain that additional financing will be available on satisfactory terms.
Off-Balance Sheet Arrangements
As of March 29, 2015, we did not have any off-balance sheet arrangements, as defined under SEC Regulation S-K Item 303(a)(4)(ii), other than the items discussed in "Note 15 – Commitments and Contingencies – Commitments” in Part II, Item 8 of this Annual Report on Form 10-K.
Recent Accounting Pronouncements
For further information, please see “Note 1 – Summary of Significant Accounting Policies” in Part II, Item 8 of this Annual Report on Form 10-K.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our interest rate risk relates primarily to our short-term investments of $438.1 million and $362.6 million as of March 29, 2015 and March 30, 2014, respectively.  By policy, we limit our exposure to long-term investments and mitigate the credit risk through diversification and adherence to a policy requiring the purchase of highly-rated securities. As of March 29, 2015 and March 30, 2014, our cash, cash equivalents and investment portfolio was concentrated in securities with same day liquidity and at the end of fiscal 2015, a substantial majority of securities in our investment portfolio had maturities of less than two years. A hypothetical 10% change in interest rates will not have a material effect on the value of our investment portfolio as of March 29, 2015.  We do not currently use derivative financial instruments in our investment portfolio.
At March 29, 2015 and March 30, 2014, we had no outstanding debt.

We are exposed to foreign currency exchange rate risk as a result of international sales, assets and liabilities of foreign subsidiaries, local operating expenses of our foreign entities and capital purchases denominated in foreign currencies.  We may use derivative financial instruments to help manage our foreign currency exchange exposures.  We do not enter into derivatives for speculative or trading purposes. We have foreign exchange facilities used for hedging arrangements with banks that allow us to enter into foreign exchange contracts totaling approximately $20.0 million, all of which was available at March 29, 2015. We performed a sensitivity analysis as of March 29, 2015 and March 30, 2014 and determined that, without hedging the exposure, a 10% change in the value of the U.S. dollar would result in an approximate 0.4% impact on gross profit margin percentage, as we operate a manufacturing testing facility in Malaysia, and an approximate 0.6% and 1.0% impact to operating expenses (as a percentage of revenue), respectively, as we operate sales offices in Japan, Taiwan and South Korea and throughout Europe and design centers in China and Canada.  At March 29, 2015 and March 30, 2014, we had no outstanding foreign exchange contracts.
We did not have any material currency exposure related to any outstanding capital purchases as of March 29, 2015 and March 30, 2014.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Integrated Device Technology, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index appearing under item 15(a)(1), present fairly, in all material respects, the financial position of Integrated Device Technology, Inc. and its subsidiaries at March 29, 2015 and March 30, 2014, and the results of their operations and their cash flows for each of the three years in the period ended March 29, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index under item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 29, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Jose, CA
May 19, 2015

INTEGRATED DEVICE TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands)	March 29, 2015	March 30, 2014
Assets
Current assets:
Cash and cash equivalents	$116,945	$91,211
Short-term investments	438,115	362,604
Accounts receivable, net of allowances of $4,664 and $3,134	63,618	68,904
Inventories	45,410	49,622
Income tax receivable	405	195
Prepayments and other current assets	15,636	12,839
Total current assets	680,129	585,375
Property, plant and equipment, net	65,508	69,827
Goodwill	135,644	135,644
Acquisition-related intangible assets, net	5,535	18,741
Deferred non-current tax assets	735	762
Other assets	26,108	20,611
Total assets	$913,659	$830,960
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$28,006	$25,442
Accrued compensation and related expenses	43,649	24,343
Deferred income on shipments to distributors	15,694	14,006
Deferred tax liabilities	1,401	1,346
Other accrued liabilities	17,582	11,525
Total current liabilities	106,332	76,662
Deferred tax liabilities	1,121	1,494
Long-term income tax payable	347	266
Other long-term liabilities	17,605	18,683
Total liabilities	125,405	97,105
Commitments and contingencies (Note 15)	—	—
Stockholders' equity:
Preferred stock: $.001 par value: 10,000 shares authorized; no shares issued	—	—
Common stock: $.001 par value: 350,000 shares authorized; 148,414 and 149,996 shares outstanding at March 29, 2015 and March 30, 2014, respectively	148	150
Additional paid-in capital	2,510,868	2,467,341
Treasury stock at cost: 99,849 shares and 94,556 shares at March 29, 2015 and March 30, 2014, respectively	(1,100,546)	(1,021,301)
Accumulated deficit	(620,035)	(713,944)
Accumulated other comprehensive income (loss)	(2,181)	1,609
Total stockholders' equity	788,254	733,855
Total liabilities and stockholders' equity	$913,659	$830,960

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
(In thousands, except per share data)	March 29, 2015	March 30, 2014	March 31, 2013
Revenues	$572,905	$484,779	$484,452
Cost of revenues	227,601	211,877	214,728
Gross profit	345,304	272,902	269,724
Operating expenses:
Research and development	127,688	140,799	159,471
Selling, general and administrative	106,469	101,148	117,648
Total operating expenses	234,157	241,947	277,119
Operating income (loss)	111,147	30,955	(7,395)
Gain on divestitures, net	—	78,632	7,986
Other-than-temporary impairment loss on investments	—	—	(1,708)
Interest income and other, net	4,791	2,707	1,708
Income before income taxes from continuing operations	115,938	112,294	591
Income tax expense (benefit)	1,357	981	(2,120)
Net income from continuing operations	114,581	111,313	2,711

Discontinued operations:
Gain from divestiture	16,840	—	886
Loss from discontinued operations before income taxes	(37,237)	(22,938)	(23,653)
Income tax expense	275	11	116
Net loss from discontinued operations	(20,672)	(22,949)	(22,883)

Net income (loss)	$93,909	$88,364	$(20,172)

Basic net income per share – continuing operations	$0.77	$0.74	$0.02
Basic net loss per share – discontinued operations	$(0.14)	$(0.15)	$(0.16)
Basic net income (loss) per share	$0.63	$0.59	$(0.14)

Diluted net income per share – continuing operations	$0.74	$0.73	$0.02
Diluted net loss per share – discontinued operations	$(0.13)	$(0.15)	$(0.16)
Diluted net income (loss) per share	$0.61	$0.58	$(0.14)

Weighted average shares:
Basic	148,714	149,480	144,014
Diluted	153,983	153,369	145,678

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Fiscal Year Ended
(in thousands)	March 29, 2015	March 30, 2014	March 31, 2013
Net income (loss)	$93,909	$88,364	$(20,172)
Other comprehensive income (loss), net of tax:
Currency translation adjustments, net of tax	(5,218)	(66)	235
Change in net unrealized gain (loss) on investments, net of tax	666	194	(35)
Actuarial gain (loss) on post-employment and post-retirement benefit plans, net of tax	762	(5)	(77)
Total other comprehensive income (loss)	(3,790)	123	123
Comprehensive income (loss)	$90,119	$88,487	$(20,049)

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
(in thousands)	March 29, 2015	March 30, 2014	March 31, 2013
Cash flows provided by operating activities:
Net income (loss)	$93,909	$88,364	$(20,172)
Adjustments:
Depreciation	18,808	20,872	20,089
Amortization of intangible assets	6,573	24,793	20,546
Asset impairment	8,471	7,230	584
Gain from divestitures	(16,840)	(78,632)	(8,872)
Stock-based compensation expense, net of amounts capitalized in inventory	22,259	13,352	13,272
Other-than-temporary impairment loss on investments	—	—	1,708
Deferred tax provision	(293)	(8)	(3,492)
Changes in assets and liabilities (net of amounts acquired):
Accounts receivable, net	5,286	(6,821)	2,483
Inventories	4,412	2,935	15,510
Prepayments and other assets	(2,337)	4,348	15,921
Accounts payable	2,314	(144)	(3,163)
Accrued compensation and related expenses	19,306	1,847	(6,933)
Deferred income on shipments to distributors	1,688	(533)	(245)
Income taxes payable and receivable	90	(888)	929
Other accrued liabilities and long-term liabilities	8,126	(1,086)	(4,091)
Net cash provided by operating activities	171,772	75,629	44,074
Cash flows used in investing activities:
Acquisitions, net of cash acquired	—	—	(68,341)
Cash in escrow related to acquisitions	1,026	6,000	(7,816)
Proceeds from divestitures	15,300	96,299	14,237
Purchases of property, plant and equipment, net	(17,765)	(17,448)	(27,854)
Purchases of non-marketable equity securities	(4,000)	—	—
Purchases of short-term investments	(285,817)	(463,283)	(207,576)
Proceeds from sales of short-term investments	119,070	231,890	59,850
Proceeds from maturities of short-term investments	90,344	34,422	171,709
Net cash used for investing activities	(81,842)	(112,120)	(65,791)
Cash flows provided by (used for) financing activities:
Proceeds from issuance of common stock	21,067	46,066	17,395
Repurchase of common stock	(79,245)	(44,005)	—
Payment of acquisition related contingent consideration	(1,600)	(5,130)	—
Net cash provided by (used for) financing activities	(59,778)	(3,069)	17,395
Effect of exchange rates on cash and cash equivalents	(4,418)	(66)	235
Net increase (decrease) in cash and cash equivalents	25,734	(39,626)	(4,087)
Cash and cash equivalents at beginning of period	91,211	130,837	134,924
Cash and cash equivalents at end of period	$116,945	$91,211	$130,837
Supplemental disclosure of cash flow information
Cash paid for:
Interest	$26	$22	$1,374
Income taxes, net of refunds	$1,840	$1,848	$(84)
Non-cash investing activities:
Additions to property, plant and equipment included in accounts payable	$473	$223	$523
The accompanying notes are an integral part of these consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock and Additional Paid-In Capital		Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
(in thousands)	Shares	Dollars
Balance, April 1, 2012	142,194	$2,377,457	$(977,296)	$(782,136)	$1,363	$619,388
Net loss	—	—	—	(20,172)	—	(20,172)
Other comprehensive income	—	—	—	—	123	123
Issuance of common stock	4,059	17,395	—	—	—	17,395
Stock-based compensation expense	—	13,292	—	—	—	13,292
Balance, March 31, 2013	146,253	2,408,144	(977,296)	(802,308)	1,486	630,026
Net income	—	—	—	88,364	—	88,364
Other comprehensive income	—	—	—	—	123	123
Issuance of common stock	7,873	46,066	—	—	—	46,066
Repurchase of common stock	(4,130)	—	(44,005)	—	—	(44,005)
Stock-based compensation expense	—	13,281	—	—	—	13,281
Balance, March 30, 2014	149,996	2,467,491	(1,021,301)	(713,944)	1,609	733,855
Net income	—	—	—	93,909	—	93,909
Other comprehensive loss	—	—	—	—	(3,790)	(3,790)
Issuance of common stock	3,710	21,067	—	—	—	21,067
Repurchase of common stock	(5,292)	—	(79,245)	—	—	(79,245)
Stock-based compensation expense	—	22,458	—	—	—	22,458
Balance, March 29, 2015	148,414	$2,511,016	$(1,100,546)	$(620,035)	$(2,181)	$788,254

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
Basis of Presentation.    The Company's fiscal year is the 52 or 53 week period ending on the Sunday nearest to March 31. Fiscal 2015 included 52 weeks and ended on March 29, 2015. Fiscal 2014 included 52 weeks and ended on March 30, 2014 and fiscal 2013 included 52 weeks and ended on March 31, 2013.
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
Income Taxes.  The Company accounts for income taxes under an asset and liability approach that requires the expected future tax consequences of temporary differences between book and tax bases of assets and liabilities be recognized as deferred tax assets and liabilities. Generally accepted accounting principles require the Company to evaluate the ability to realize the value of its net deferred tax assets on an ongoing basis. A valuation allowance is recorded to reduce the net deferred tax assets to an amount that will more likely than not be realized. Accordingly, the Company considers various tax planning strategies, forecasts of future taxable income, and recent operating results in assessing the need for a valuation allowance. Since the fourth quarter of fiscal 2003, the Company has determined that, under applicable accounting principles, it is more likely than not that the Company will not realize the value of its net deferred tax assets. The Company continues to maintain a valuation allowance to reduce its deferred tax assets to an amount that is more likely than not to be realized. However, given the continued improvement in the Company's operations combined with certain tax strategies, the Company believes that there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to allow the Company to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. The exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that the Company is able to actually achieve.
The Company recognizes the tax liabilities for uncertain income tax positions taken on the income tax return based on the two-step process prescribed under U.S. GAAP. The first step is to determine whether it is more likely than not that each income tax position would be sustained upon audit. The second step is to estimate and measure the tax benefit as the amount that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority. Estimating these amounts requires the Company to determine the probability of various possible outcomes. The Company evaluates these uncertain tax positions on a quarterly basis. This evaluation is based on the consideration of several factors including changes in facts or circumstances, changes in applicable tax law, settlement of issues under audit, and new exposures. If the Company later determines that the exposure is lower or that the liability is not sufficient to cover its revised expectations, the Company adjusts the liability and effect a related change in its tax provision during the period in which the Company makes such determination.
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
In the Asia Pacific region and Japan, the Company has distributors for which revenue is recognized upon shipment, with reserves recorded for the estimated return and pricing adjustment exposures.   The determination of the amount of reserves to be recorded for stock rotation rights requires the Company to make estimates as to the amount of product which will be returned by customers within their limited contractual rights.  The Company utilizes historical return rates to estimate the exposure. In addition, on occasion, the Company can offer pricing adjustments to distributors for product purchased in a given quarter that remains in their inventory.  These amounts are estimated by management based on discussions with customers, assessment of market trends, as well as historical practice.
Shipping and Handling Costs.  The Company includes shipping and handling costs billed to customers in revenues.  The Company’s shipping and handling costs are included in cost of revenues.
Stock-based Compensation. The fair value of employee restricted stock units is equal to the market value of the Company’s common stock on the date the award is granted.  For performance-based restricted stock units, the Company is required to assess the probability of achieving certain financial objectives at the end of each reporting period. Based on the assessment of this probability, which requires subjective judgment, the Company records stock-based compensation expense before the performance criteria are actually fully achieved, which may then be reversed in future periods if the Company determines that it is no longer probable that the objectives will be achieved. The expected cost of each award is reflected over the performance period and is reduced for estimated forfeitures. For restricted stock units which are subject to a market condition, compensation cost is recognized regardless of whether the market condition is satisfied, provided that the requisite service period has been provided. The market condition is considered in the estimate of fair value using a method that incorporates the possibility that the market condition may not be satisfied.
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
The Company uses the “with and without” approach in determining the order in which tax attributes are utilized. As a result, the Company recognizes a tax benefit from stock-based awards in additional paid-in capital only if an incremental tax benefit is realized after all other tax attributes currently available to the Company have been utilized. In addition, the Company accounts for the indirect effects of stock-based awards on other tax attributes, such as the research tax credit, through the Consolidated Statements of Operations.
Comprehensive Income (Loss).    Comprehensive income (loss) is comprised of net income (loss) and unrealized gains and losses on available-for-sale securities and foreign exchange contracts and changes in pension assets and liabilities. Accumulated other comprehensive income (loss), as presented on the consolidated balance sheets, consists of net unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments, and changes in pension assets and liabilities, net of tax.
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
Sales through a distributor, Uniquest, represented approximately 16% and 10%, of the Company's revenues in fiscal 2015 and 2013, respectively. Sales through a distributor, Avnet and its affiliates, represented approximately 11%, 12% and 10% of the Company’s revenues in fiscal 2015, 2014 and 2013, respectively. Sales through a distributor, Maxtek and its affiliates, represented approximately 13% of the Company’s revenues in fiscal 2013. As of March 29, 2015, two distributors represented approximately 11% and 10%, respectively of the Company's account receivable. As of March 30, 2014, two distributors represented approximately 15% and 14%, respectively, of the Company's account receivable.
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
Recent Accounting Pronouncements
Accounting Pronouncements Recently Adopted
In February 2013, the Financial Accounting Standards Board (FASB) issued guidance for the recognition, measurement, and disclosure of certain obligations resulting from joint and several liability arrangements for which the total amount is fixed. Such obligations may include debt arrangements, legal settlements, and other contractual arrangements. The guidance is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2013 and should be applied retrospectively to all prior periods presented for those obligations within the scope which existed as of the beginning of the fiscal year of adoption. The Company adopted this guidance in the first quarter of fiscal 2015 and the adoption did not have a significant impact on the Company's consolidated financial statements.
In March 2013, the FASB issued guidance on the accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. The guidance is effective prospectively for fiscal years and interim periods within those fiscal years beginning after December 15, 2013. The Company adopted this guidance in the first quarter of fiscal 2015 and the adoption did not have a significant impact on the Company's consolidated financial statements.
In July 2013, FASB issued an Accounting Standards Update (ASU) on Income Taxes, to improve the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This guidance is expected to reduce diversity in practice and is expected to better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exists. This guidance is effective for interim and annual periods beginning after December 15, 2013, which, for the Company, is the first quarter of fiscal 2015. The Company has historically accounted for its unrecognized tax benefits in accordance with this guidance and as such, adoption of this guidance had no impact on its consolidated financial statements.
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

The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard permits the use of either the retrospective or cumulative effect transition method. On April 1, 2015, the FASB proposed deferring the effective date by one year to December 15, 2017 for annual periods beginning after that date. The FASB also proposed permitting early adoption of the standard, but not before the original effective date of December 15, 2016. The Company is currently evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This standard sets forth management’s responsibility to evaluate, each reporting period, whether there is substantial doubt about an entity’s ability to continue as a going concern, and if so, to provide related footnote disclosures. The standard is effective for annual reporting periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. The Company does not believe that the adoption of this guidance will have any material impact on its financial position or results of operations.
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
The following table sets forth the computation of basic and diluted net income per share from continuing operations:

	Fiscal Year Ended
(in thousands, except per share amounts)	March 29, 2015	March 30, 2014	March 31, 2013
Numerator (basic and diluted):
Net income from continuing operations	$114,581	$111,313	$2,711

Denominator:
Weighted average common shares outstanding, basic	148,714	149,480	144,014
Dilutive effect of employee stock options, restricted stock units and performance stock units	5,269	3,889	1,664
Weighted average common shares outstanding, diluted	153,983	153,369	145,678

Basic net income per share from continuing operations	$0.77	$0.74	$0.02
Diluted net income per share from continuing operations	$0.74	$0.73	$0.02
Potential dilutive common shares of 11 thousand, 1.5 million and 12.0 million pertaining to employee stock options, restricted stock and performance stock units were excluded from the calculation of diluted earnings per share for the fiscal years ended March 29, 2015, March 30, 2014 and March 31, 2013, respectively, because the effect would have been anti-dilutive.
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
Associated with the proposed acquisition of PLX, during the fiscal year ended March 31, 2013, the Company incurred approximately $10.7 million in acquisition related costs which were included in selling, general and administrative expense in the Consolidated Statements of Operations.

Acquisition of NXP B.V.'s Data Converter Business
On July 19, 2012, the Company completed an acquisition of certain assets related to technology and products developed for communications analog mixed-signal market applications from NXP B.V. for an aggregate cash purchase price of approximately $31.2 million, less a $4.0 million credit from NXP B.V. for certain accrued liabilities assumed by the Company from NXP B.V. resulting in a net aggregate purchase price of $27.2 million. The Company incurred approximately $3.9 million in acquisition related costs, which were included in loss from discontinued operations in the Consolidated Statements of Operations for the fiscal year ended March 31, 2013.
The financial results of the acquired NXP's data converter products have been included in the Company's HSC business since the closing of the acquisition. In fiscal 2014, the Company initiated a plan to divest its HSC business. The HSC business was included in the Company’s Communications reportable segment. For financial statements purposes, the results of operations for the HSC business have been segregated from those of the continuing operations and are presented in the Company's consolidated financial statements as discontinued operations (see Note 4).
Acquisition of Fox Enterprises, Inc.
On April 30, 2012, the Company completed the acquisition of Fox Enterprises, Inc. (Fox), a leading supplier of frequency control products including crystals and crystal oscillators, in an all-cash transaction for approximately $28.9 million, which included $25.7 million in cash paid at closing and $3.2 million which was recorded as a liability representing the fair value of contingent cash consideration of up to $4.0 million based upon the achievement of future financial milestones, which would be payable after 1 year from the acquisition date. In June 2013, the Company settled the contingent consideration and paid former shareholders of Fox $3.3 million.
The Company incurred approximately $0.2 million of acquisition-related costs in fiscal 2014 and these costs were included in selling, general and administrative expenses in the Consolidated Statements of Operations.
The financial results of Fox have been included in the Company’s Consolidated Statements of Operations from April 30, 2012, the closing date of the acquisition.
Acquisition of Alvand Technologies, Inc.
On April 16, 2012, the Company completed the acquisition of Alvand Technologies Inc., a leading analog integrated circuits company specializing in data converters, for total purchase consideration of approximately $23.3 million, of which $20.5 million was paid in cash at closing and $2.8 million was recorded as a liability representing the fair value of contingent cash consideration of up to $4.0 million based upon the achievement of future product development milestones to be completed within 3 years following the acquisition date. Payments would be made on a proportionate basis upon the completion of each milestone. As of March 31, 2013, the fair value of the contingent consideration was re-measured based on a revised product development forecast for the business and increased $0.5 million to $3.3 million. As of March 30, 2014, the fair value of the contingent consideration was again re-measured based on a revised product development forecast for the business and increased $0.6 million. During fiscal year 2014, the Company paid $1.8 million in contingent consideration and the remaining estimated fair value of the unpaid contingent consideration for Alvand Technologies as of March 30, 2014 was $2.1 million. During fiscal year 2015, the Company paid $1.6 million and released the remaining contingent liability of $0.5 million to discontinued operations, as the remaining future milestones will not be achieved as a result of the sale of certain assets related to the Alvand portion of the HSC business (see Note 4).
The financial results of Alvand Technologies have been included in the Company’s HSC business since the closing of the acquisition. In fiscal year 2014, the Company initiated a plan to divest its HSC business. The HSC business was included in the Company’s Communications reportable segment. For financial statements purposes, the results of operations for the HSC business have been segregated from those of the continuing operations and are presented in the Company's consolidated financial statements as discontinued operations (see Note 4).
Note 4. Discontinued Operations
High-Speed Converter (“HSC”) Business
In fiscal 2014, the Company initiated a project to divest its HSC business. The Company believes that this divestiture would allow it to strengthen its focus on its analog-intensive mixed-signal, timing and synchronization, and interface and connectivity solutions. The Company has classified the assets related to the HSC business as held for sale. In fiscal 2014, the Company recorded total impairment charge of $4.8 million to discontinued operations, which consisted of $2.2 million in goodwill and $2.6 million in intangible assets.
The HSC business includes the assets of NXP B.V.’s Data Converter Business and Alvand Technologies, Inc., which were acquired by the Company during fiscal 2013. On May 30, 2014, the Company completed the sale of certain assets related to the Alvand portion of the HSC business to a buyer pursuant to an Asset Purchase Agreement. Upon the closing of the transaction, the buyer paid the Company $18.0 million in cash consideration, of which $2.7 million will be held in an escrow account for a period of 18 months. The Company recorded a gain of $16.8 million in discontinued operations related to this divestiture during fiscal 2015. The following table summarizes the components of the gain (in thousands):

Amount
Cash proceeds from sale (including amounts held in escrow)	$18,000
Less book value of assets sold and direct costs related to the sale:	—
Intangible assets	(990)
Transaction and other costs	(170)
Gain on divestiture	$16,840

Following the sale of assets related to the Alvand portion of the HSC business, the business had remaining long-lived assets classified as held for sale amounting to $8.5 million, which consisted of $2.9 million in fixed assets and $5.6 million in intangible assets. The Company evaluated the carrying value of the disposal group and determined that it exceeded its estimated fair value based on estimated selling price less cost to sell. Accordingly, total impairment charge of 8.5 million was recorded to loss from discontinued operations in the Consolidated Statement of Operations for fiscal 2015.
As of March 29, 2015, all long-lived assets related to the HSC business were fully impaired. Refer to Note 21 for the sale of HSC business subsequent to March 29, 2015.
The HSC business was included in the Company’s Communications reportable segment. For financial statements purposes, the results of operations for the HSC business have been segregated from those of the continuing operations and are presented in the Company's consolidated financial statements as discontinued operations.
The results of the HSC business discontinued operations for the fiscal years 2015, 2014 and 2013 were as follows (in thousands):

	For the Twelve Months Ended,
	March 29, 2015	March 30, 2014	March 31, 2013
Revenues	$3,803	$3,466	$2,784
Cost of revenue	1,939	2,935	2,908
Goodwill and long-lived assets impairment	8,471	4,797	—
Restructuring charges (see Note 14)	18,305	—	—
Operating expenses	12,325	18,622	18,398
Gain on divestiture	16,840	—	—
Other income	—	(50)	—
Income tax expense	275	11	113
Net loss from discontinued operations	$(20,672)	$(22,949)	$(18,635)
Video Business
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

Prior to fiscal 2013, the video business was part of the Company’s Computing and Consumer reportable segment. For financial statement purposes, the results of operations for the video business for fiscal 2013 are presented in the Company's consolidated financial statements as discontinued operations.
The results of discontinued operations for fiscal 2013 are as follows (in thousands):

March 31, 2013
Revenues	$2,429
Cost of revenue	3,006
Operating expenses	4,554
Gain on divestiture	886
Income tax expense	3
Net loss from discontinued operations	$(4,248)

Note 5. Other Divestitures (not accounted for as discontinued operations)
Sale of Certain Assets of Audio Business
On December 13, 2013, Integrated Device Technology, Inc. and Integrated Device Technology (Malaysia) Sdn. Bhd., a wholly-owned subsidiary of IDT (collectively “IDT”), completed the sale of certain assets of its Audio business to Stravelis, Inc. for $0.2 million in cash and up to a maximum of $1.0 million additional consideration contingent upon future revenues. The Company estimated the fair value of the contingent consideration at the time of sale to be zero based on the estimated probability of attainment of future revenue targets. During fiscal 2015, the Company received $0.3 million in cash of the contingent consideration, which was recorded as interest income and other, net in the Consolidated Statement of Operations. The Company recorded a loss of $3.7 million on divestiture related to the sale in fiscal 2014.
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
The Company recorded a gain of $82.3 million on divestiture related to this transaction in fiscal 2014.
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
Sale of Smart Meter Business
On March 7, 2013, the Company completed the sale of its smart metering business and related assets to Atmel Corporation for $10.3 million in cash, of which $1.0 million was held in an escrow account for a period of one year and was received in full in fiscal 2014. In fiscal 2013, the Company recorded a gain of $8.0 million related to this divestiture. Prior to the divestiture, the smart meter business was part of a larger cash-flow generating product group and did not, on its own, represent a separate operation of the Company and, therefore, this sale did not qualify as discontinued operations. The following table summarizes the components of the gain on divestiture (in thousands):

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
The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of March 29, 2015:

	Fair Value at Reporting Date Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents and short-term investments:
U.S. government treasuries and agencies securities	$135,945	$—	$—	$135,945
Money market funds	55,578	—	—	55,578
Asset-backed securities	—	31,830	—	31,830
Corporate bonds	—	245,675	—	245,675
International government bonds	—	1,006	—	1,006
Corporate commercial paper	—	4,999	—	4,999
Bank deposits	—	16,915	—	16,915
Repurchase agreements	—	191	—	191
Municipal bonds	—	6,044	—	6,044
Total assets measured at fair value	$191,523	$306,660	$—	$498,183

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 30, 2014:

	Fair Value at Reporting Date Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents and short-term investments:
U.S. government treasuries and agencies securities	$112,253	$—	$—	$112,253
Money market funds	53,430	—	—	53,430
Asset-backed securities	—	22,332	—	22,332
Corporate bonds	—	199,806	—	199,806
International government bonds	—	3,014	—	3,014
Corporate commercial paper	—	6,246	—	6,246
Bank deposits	—	18,538	—	18,538
Repurchase agreements	—	46	—	46
Municipal bonds	—	9,210	—	9,210
Total assets measured at fair value	$165,683	$259,192	$—	$424,875
Liabilities:
Fair value of contingent consideration	—	—	2,140	2,140
Total liabilities measured at fair value	$—	$—	$2,140	$2,140
U.S. government treasuries and U.S. government agency securities as of March 29, 2015 and March 30, 2014 do not include any U.S. government guaranteed bank issued paper. Corporate bonds include bank-issued securities that are guaranteed by the Federal Deposit Insurance Corporation (FDIC).
The securities in Level 1 are highly liquid and actively traded in exchange markets or over-the-counter markets. Level 2 fixed income securities are priced using quoted market prices for similar instruments, non-binding market prices that are corroborated by observable market data.
In connection with the acquisitions of Fox Enterprises and Alvand Technologies (See "Note 3 - Business Combinations"), liabilities were recognized for the Company’s estimate of the fair value of contingent consideration on the acquisition dates based on probability-based forecasted revenues, gross profits and attainment of product development milestones. These fair value measurements are based on significant inputs not observed in the market and thus represent a Level 3 measurement, which reflect the Company’s own assumptions concerning future revenues, gross profit and product development milestones of the acquired businesses in measuring fair value. During the fiscal year 2014, the Company settled the contingent consideration with Fox and paid $3.3 million to the former shareholders of Fox. Also during the fiscal year 2014, the Company paid $1.8 million in contingent consideration for Alvand Technologies. The remaining estimated fair value of the contingent liability for Alvand Technologies as of March 30, 2014 was $2.1 million. During fiscal 2015, the Company paid $1.6 million and released the remaining contingent consideration of $0.5 million to discontinued operations, as the remaining future milestones were not achieved as a result of the sale of certain assets related to the Alvand portion of the HSC business.

The following table summarizes the change in the fair value of liabilities measured using significant unobservable inputs (Level 3) for fiscal 2015 and 2014:

(in thousands)	Estimated Fair Value
Balance as of March 31, 2013	$6,695
Changes in fair value	575
Payment	(5,130)
Balance as of March 30, 2014	2,140
Payment	(1,600)
Release	(540)
Balance as of March 29, 2015	$—
Cash equivalents are highly liquid investments with original maturities of three months or less at the time of purchase. The Company maintains its cash and cash equivalents with reputable major financial institutions.  Deposits with these banks may exceed the FDIC insurance limits or similar limits in foreign jurisdictions. These deposits typically may be redeemed upon demand and, therefore, bear minimal risk.  While the Company monitors daily the cash balances in its operating accounts and adjusts the balances as appropriate, these balances could be affected if one or more of the financial institutions with which the Company deposits fails or is subject to other adverse conditions in the financial markets.  As of March 29, 2015, the Company has not experienced any losses in its operating accounts.
All of the Company’s available-for-sale investments are subject to a periodic impairment review. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. This determination requires significant judgment. For publicly traded investments, impairment is determined based upon the specific facts and circumstances present at the time, including a review of the closing price over the length of time, general market conditions and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for recovery. Although the Company believes its portfolio continues to be comprised of sound investments due to high credit ratings and government guarantees of the underlying investments, a further decline in the capital and financial markets would adversely impact the market values of its investments and their liquidity. The Company continually monitors the credit risk in its portfolio and future developments in the credit markets and makes appropriate changes to its investment policy as deemed necessary.  The Company did not record any impairment charges related to its available-for-sale investments in fiscal 2015, 2014 and 2013.
Note 7. Investments
Available-for-Sale Securities
Available-for-sale investments at March 29, 2015 were as follows:

(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government treasuries and agencies securities	$135,570	$398	$(23)	$135,945
Money market funds	55,578	—	—	55,578
Asset-backed securities	31,830	9	(9)	31,830
Corporate bonds	245,229	567	(121)	245,675
International government bonds	1,010	—	(4)	1,006
Corporate commercial paper	4,999	—	—	4,999
Bank deposits	16,915	—	—	16,915
Repurchase agreements	191	—	—	191
Municipal bonds	6,001	45	(2)	6,044
Total available-for-sale investments	497,323	1,019	(159)	498,183
Less amounts classified as cash equivalents	(60,068)	—	—	(60,068)
Short-term investments	$437,255	$1,019	$(159)	$438,115

Available-for-sale investments at March 30, 2014 were as follows:

(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government treasuries and agencies securities	$112,268	$76	$(91)	$112,253
Money market funds	53,430	—	—	53,430
Asset-backed securities	22,330	11	(9)	22,332
Corporate bonds	199,598	335	(127)	199,806
International government bonds	3,023	—	(9)	3,014
Corporate commercial paper	6,246	—	—	6,246
Bank deposits	18,538	—	—	18,538
Repurchase agreements	46	—	—	46
Municipal bonds	9,196	32	(18)	9,210
Total available-for-sale investments	424,675	454	(254)	424,875
Less amounts classified as cash equivalents	(62,671)	—	—	(62,671)
Short-term investments	$362,004	$454	$(254)	$362,204
The cost and estimated fair value of available-for-sale debt securities at March 29, 2015, by contractual maturity, were as follows:

(in thousands)	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$153,753	$153,823
Due in 1-2 years	132,241	132,529
Due in 2-5 years	211,329	211,831
Total investments in available-for-sale debt securities	$497,323	$498,183
The cost and estimated fair value of available-for-sale debt securities at March 30, 2014, by contractual maturity, were as follows:

(in thousands)	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$173,850	$173,891
Due in 1-2 years	101,275	101,378
Due in 2-5 years	149,550	149,606
Total investments in available-for-sale debt securities	$424,675	$424,875

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses as of March 29, 2015, aggregated by investment category and length of time that individual securities have been in a continuous loss position.

	Less Than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$67,367	$(121)	$—	$—	$67,367	$(121)
Asset-backed securities	17,736	(9)	—	—	17,736	(9)
U.S. government treasuries and agencies securities	18,478	(23)	—	—	18,478	(23)
Municipal bonds	1,001	(2)	—	—	1,001	(2)
International government bonds	1,006	(4)	—	—	1,006	(4)
Total	$105,588	$(159)	$—	$—	$105,588	$(159)
The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses, as of March 30, 2014, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	Less Than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$52,783	$(127)	$—	$—	$52,783	$(127)
Asset-backed securities	11,156	(9)			11,156	(9)
U.S. government treasuries and agencies securities	36,403	(91)	—	—	36,403	(91)
Municipal bonds	4,000	(18)	—	—	4,000	(18)
International government bonds	3,014	(9)	—	—	3,014	(9)
Total	$107,356	$(254)	$—	$—	$107,356	$(254)
Currently, a significant portion of the Company’s available-for-sale investments that it holds are high grade instruments.  As of March 29, 2015, the unrealized losses on the Company’s available-for-sale investments represented an insignificant amount in relation to its total available-for-sale portfolio. Substantially all of the Company’s unrealized losses on its available-for-sale marketable debt instruments can be attributed to fair value fluctuations in an unstable credit environment that resulted in a decrease in the market liquidity for debt instruments.  Because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, the Company did not consider these investments to be other-than-temporarily impaired at March 29, 2015 or March 30, 2014.
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
During fiscal 2015, the Company purchased common stock of a privately-held company for $4.0 million. This investment (included in Other Assets on the Consolidated Balance Sheet) is accounted for as a cost-method investment, as the Company owns less than 20% of the voting securities and does not have the ability to exercise significant influence over operating and financial policies of the entity.
The Company did not recognize any impairment loss in fiscal 2015 and 2014. During fiscal 2013, the Company determined that the carrying values of two of its non-marketable equity securities were impaired and recorded a $1.7 million other-than-temporary impairment loss during the period. The aggregate carrying value of the Company’s non-marketable equity securities was $4.0 million and zero as of March 29, 2015 and March 30, 2014, respectively.
Note 8. Stock-Based Employee Compensation
Equity Incentive Programs
The Company currently issues awards under two equity-based plans in order to provide additional incentive and retention to directors and employees who are considered to be essential to the long-range success of the Company.  These plans are further described below.
2004 Equity Plan (2004 Plan)
In September 2004, the Company’s stockholders approved the 2004 Plan.  On July 21, 2010, the Board of Directors of the Company approved an amendment to the Company’s 2004 Plan to increase the number of shares of common stock reserved for issuance thereunder from 28,500,000 shares to 36,800,000 shares (an increase of 8,300,000 shares), provided, however, that the aggregate number of common shares available for issuance under the 2004 Plan is reduced by 1.74 shares for each common share delivered in settlement of any full value award, which are awards other than stock options and stock appreciation rights, that are granted under the 2004 Plan on or after September 23, 2010.  On September 23, 2010, the stockholders of the Company approved the proposed amendment described above, which also includes certain other changes to the 2004 Plan, including an extension of the term of the 2004 Plan. Options granted by the Company under the 2004 Plan generally expire seven years from the date of grant and generally vest over a four-year period from the date of grant, with one-quarter of the shares of common stock vesting on the 1 year anniversary of the grant date and the remaining shares vesting monthly for the 36 months thereafter.  The exercise price of the options granted by the Company under the 2004 Plan shall not be less than 100% of the fair market value for a common share subject to such option on the date the option is granted.  Full value awards made under the 2004 Plan shall become vested over a period of not less than 3 years (or, if vesting is performance-based, over a period of not less than one year) following the date such award is made; provided, however, that full value awards that result in the issuance of an aggregate of up to 5% of common stock available under the 2004 Plan may be granted to any one or more participants without respect to such minimum vesting provisions. As of March 29, 2015, there were 11.1 million shares available for future grant under the 2004 Plan.
Compensation Expense
The following table summarizes stock-based compensation expense by line items appearing in the Company’s Consolidated Statement of Operations:

	Fiscal Year Ended
(in thousands)	March 29, 2015	March 30, 2014	March 31, 2013
Cost of revenue	$1,936	$1,189	$1,113
Research and development	9,813	5,601	6,692
Selling, general and administrative	10,704	5,887	5,250
Discontinued operations	(194)	675	217
Total stock-based compensation expense	$22,259	$13,352	$13,272
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

	Fiscal Year Ended
	March 29, 2015	March 30, 2014	March 31, 2013
Stock option plans:
Expected term (in years)	4.00	4.60	4.64
Risk-free interest rate	1.25%	0.95%	0.73%
Volatility	38.7%	40.1%	45.0%
Dividend yield	—%	—%	—%
Weighted-average grant-date fair value	$3.84	$2.99	$2.18
ESPP:
Expected term (in years)	0.25	0.25	0.25
Risk-free interest rate	0.04%	0.06%	0.08%
Volatility	40.5%	35.0%	35.0%
Dividend yield	—%	—%	—%
Weighted-average grant-date fair value	$3.53	$1.89	$1.42
The following is a summary of the Company's stock option activity and related weighted average exercise prices for each category:

	Fiscal 2015
(shares in thousands)	Shares	Price
Beginning stock options outstanding	5,602	$7.21
Granted	411	12.10
Exercised (1)	(1,843)	6.96
Canceled	(490)	8.48
Ending stock options outstanding	3,680	$7.71
Ending stock options exercisable	2,369	$6.92

(1)	Upon exercise, the Company issues new shares of common stock.

The following is a summary of information about stock options outstanding at March 29, 2015:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding (in thousands)	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Number Exercisable (in thousands)	Weighted-Average Exercise Price
4.95-5.33	393,066	2.79	$5.22	310,388	$5.20
5.40-5.75	409,984	2.62	5.72	384,604	5.73
5.77-5.77	619,416	4.10	5.77	372,730	5.77
5.79-6.79	390,446	2.21	6.10	366,028	6.09
6.80-7.24	89,263	3.16	6.97	73,309	6.97
7.67-7.67	423,688	5.13	7.67	164,526	7.67
7.81-7.92	18,687	2.99	7.85	17,382	7.84
8.49-8.49	567,005	3.12	8.49	526,265	8.49
9.39-11.79	403,000	5.87	11.69	117,583	11.66
12.16-20.56	365,090	5.54	12.27	36,225	12.51
	3,679,645	3.87	$7.71	2,369,040	$6.92
As of March 29, 2015, the weighted-average remaining contractual life of stock options outstanding was 3.87 years and the aggregate intrinsic value was $44.4 million.  The weighted-average remaining contractual life of stock options exercisable was 3.15 years and the aggregate intrinsic value was $30.5 million.  Unrecognized compensation cost related to non-vested stock options, net of estimated forfeitures, was $1.2 million and will be recognized over a weighted-average period of 1.03 years.
As of March 29, 2015, stock options vested and expected to vest totaled approximately 3.5 million with a weighted-average exercise price of $7.57 and a weighted-average remaining contractual life of 3.76 years.  The aggregate intrinsic value as of March 29, 2015 was approximately $42.2 million.
Restricted Stock Units
Restricted stock units granted by the Company under the 2004 Plan generally vest over at least a three year period from the grant date with one-third of restricted stock units vesting on each one-year anniversary. As of March 29, 2015, 3.5 million restricted stock unit awards were outstanding under the 2004 Plan.
The following table summarizes the Company’s restricted stock unit activity and related weighted-average exercise prices for each category:

	Fiscal 2015
(shares in thousands)	Shares	Weighted- Average Grant Date Fair Value Per Share
Beginning RSUs outstanding	2,924	$7.43
Granted	2,001	13.20
Released	(988)	7.43
Forfeited	(480)	8.80
Ending RSUs outstanding	3,457	$10.58
As of March 29, 2015, restricted stock units expected to vest totaled approximately 2.8 million with a weighted-average remaining contract life of 1.22 years.  The aggregate intrinsic value was approximately $56.3 million.
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
The following table summarizes the Company’s performance stock unit activity and related weighted-average exercise prices for each category:

	Fiscal 2015
(shares in thousands)	Shares	Weighted- Average Grant Date Fair Value Per Share
Beginning PSUs outstanding	804	$7.79
Granted	105	9.86
Released	(238)	8.14
Forfeited	(154)	7.80
Ending PSUs outstanding	517	$8.06
As of March 29, 2015, performance stock units expected to vest totaled approximately 0.4 million with a weighted-average remaining contract life of 0.69 years.  The aggregate intrinsic value was approximately $8.4 million.
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
The fair value of each market-based stock unit award was estimated on the date of grant using a Monte Carlo simulation model that uses the assumptions noted in the table below. The Company uses historical data to estimate employee termination within the valuation model. The expected term of 1.8 years was derived from the output of the valuation model and represents the period of time that restricted stock units granted are expected to be outstanding.
The following weighted average assumptions were used to calculate the fair value of the market-based equity award using a Monte Carlo simulation model:

June 15, 2014
Estimated fair value	$21.00
Expected volatility	34.6%
Expected term (in years)	1.80
Risk-free interest rate	0.38%
Dividend yield	—%

As of March 29, 2015, the total market-based stock units outstanding was approximately 0.5 million.
As of March 29, 2015, market-based stock units vested and expected to vest totaled approximately 0.4 million with a weighted-average remaining contract life of 1.67 years. The aggregate intrinsic value was approximately 8.3 million.
As of March 29, 2015, the unrecognized compensation cost related to market-based stock units granted under the Company’s equity incentive plans was approximately 5.9 million, net of estimated forfeitures, and is expected to be recognized over a weighted-average period of 1.71 years.
2009 Employee Stock Purchase Plan (2009 ESPP)
On June 18, 2009, the Board approved implementation of the 2009 Employee Stock Purchase Plan (2009 ESPP) and authorized the reservation and issuance of up to 9.0 million shares of the Company’s common stock, subject to stockholder approval. On September 17, 2009, the Company’s stockholders approved the plan at the 2009 Annual Meeting of Stockholders.  The 2009 ESPP is intended to be implemented in successive quarterly purchase periods commencing on the first day of each fiscal quarter of the Company.  In order to maintain its qualified status under Section 423 of the Internal Revenue Code, the 2009 ESPP imposes certain restrictions, including the limitation that no employee is permitted to participate in the 2009 ESPP if the rights of such employee to purchase common stock of the Company under the 2009 ESPP and all similar purchase plans of the Company or its subsidiaries would accrue at a rate which exceeds $25,000 of the fair market value of such stock (determined at the time the right is granted) for each calendar year. At the 2012 annual meeting of stockholders on September 13, 2012, the Company's stockholders approved an additional 5.0 million. The number of shares of common stock reserved for issuance thereunder increased from 9.0 million shares to 14.0 million shares.
Activity under the Company’s ESPP is summarized in the following table:

(in thousands, except per share amounts)	Fiscal 2015	Fiscal 2014	Fiscal 2013
Number of shares issued	641	1,206	1,679
Average issuance price	$12.89	$7.23	$5.13
Number of shares available at year-end	4,378	5,019	1,226
Note  9. Stockholders' Equity
Stock Repurchase Program.  On October 22, 2013, the Company's Board of Directors approved a share repurchase program authorization for $150 million. In fiscal 2013, the Company made no repurchases under the program. In fiscal 2014, the Company repurchased 4.1 million shares for $44.0 million. In fiscal 2015, the Company repurchased 5.3 million shares for $79.2 million. In April 2015, the Company's Board of Directors approved a new share repurchase program authorization for $300 million.
As of March 29, 2015, approximately $26.7 million was available for future purchase under this share repurchase program.  Share repurchases were recorded as treasury stock and resulted in a reduction of stockholders’ equity.   The program is intended to reduce the number of outstanding shares of Common Stock to offset dilution from employee equity grants and increase stockholder value.

Note 10. Balance Sheet Detail

(in thousands)	March 29, 2015	March 30, 2014
Inventories, net
Raw materials	$4,709	$7,745
Work-in-process	18,377	18,436
Finished goods	22,324	23,441
Total inventories, net	$45,410	$49,622
Property, plant and equipment, net
Land	$11,578	$11,724
Machinery and equipment	292,180	289,393
Building and leasehold improvements	48,031	48,558
Total property, plant and equipment, gross	351,789	349,675
Less: accumulated depreciation	(286,281)	(279,848)
Total property, plant and equipment, net (1)	$65,508	$69,827
Other current liabilities
Accrued restructuring costs (2)	10,512	638
Other (3)	7,070	10,887
Total other current liabilities	$17,582	$11,525

Other long-term obligations
Deferred compensation related liabilities	$13,143	$13,786
Other	4,462	4,897
Total other long-term liabilities	$17,605	$18,683

(1) As of March 30, 2014, total property, plant and equipment, net includes the HSC business assets held for sale of $2.9 million. As of March 29, 2015, the net carrying value of the HSC business long-lived assets is zero. See Note 4 for additional information.
(2) Includes accrued severance costs related to the HSC business of $10.2 million as of March 29, 2015.
(3) Other current liabilities consist primarily of acquisition related accrued contingent liabilities, accrued royalties and outside commissions, short-term portion of supplier obligations and other accrued unbilled expenses.

Note 11. Deferred Income on Shipments to Distributors
Included in the caption “Deferred income on shipments to distributors” on the Consolidated Balance Sheets are amounts related to shipments to certain distributors for which revenue is not recognized until the Company's product has been sold by the distributor to an end customer. The components of deferred income on shipments to distributors as of March 29, 2015 and March 30, 2014 were as follows:

(in thousands)	March 29, 2015	March 30, 2014
Gross deferred revenue	$19,299	$17,261
Gross deferred costs	(3,605)	(3,255)
Deferred income on shipments to distributors	$15,694	$14,006
The gross deferred revenue represents the gross value of shipments to distributors at the list price billed to the distributor less any price protection credits provided to them in connection with reductions in list price while the products remain in their inventory.  The amount ultimately recognized as revenue will be lower than this amount as a result of ship from stock pricing credits which are issued in connection with the sell through of the Company's products to end customers. Historically, this amount represents on average approximately 37.7% of the list price billed to the customer.  The gross deferred costs represent the standard costs (which approximate actual costs) of products the Company sells to the distributors.  Although the Company monitors the levels and quality of inventory in the distribution channel, the Company's experience is that products returned from these distributors may be sold to a different distributor or in a different region of the world.  As such, inventory write-downs for products in the distribution channel have not been significant.
Note 12. Accumulated Other Comprehensive Income (Loss)
Changes in the balance of accumulated other comprehensive income (loss), net of taxes, by component consisted of the following:

(in thousands)	Cumulative translation adjustments	Unrealized gain on available-for-sale investments	Pension adjustments	Total
Balance, March 31, 2013	$1,563	$—	$(77)	$1,486
Other comprehensive income (loss) before reclassifications	(66)	291	1	226
Amounts reclassified out of AOCI	—	(97)	(6)	(103)
Net current-period other comprehensive income (loss)	(66)	194	(5)	123
Balance, March 30, 2014	1,497	194	(82)	$1,609
Other comprehensive income (loss) before reclassifications	(5,218)	793	814	(3,611)
Amounts reclassified out of AOCI	—	(127)	(52)	(179)
Net current-period other comprehensive income (loss)	(5,218)	666	762	(3,790)
Balance as of March 29, 2015	$(3,721)	$860	$680	$(2,181)
Comprehensive income (loss) components consisted of:

(in thousands)	March 29, 2015	March 30, 2014	March 31, 2013	Location
Unrealized holding losses on available-for-sale investments	$(127)	$(97)	$(8)	interest and other, net
Amortization of pension benefits prior service credits	(52)	(6)	(77)	operating expense
Total amounts reclassified out of accumulated other comprehensive income (loss)	$(179)	$(103)	$(85)
Note 13. Goodwill and Intangible Assets, Net
Goodwill activity for fiscal 2015 and 2014 is summarized as follows:

	Reportable Segment
(in thousands)	Communications	Computing and Consumer	Total
Balance as of March 31, 2013	$124,205	$20,719	$144,924
Impairment losses	(2,161)	—	(2,161)
Dispositions	—	(7,323)	(7,323)
Additions	204	—	204
Balance as of March 30, 2014	$122,248	$13,396	$135,644
Balance as of March 29, 2015	$122,248	$13,396	$135,644
In the fiscal year 2014, the Company recorded a $2.2 million goodwill impairment loss associated with its HSC business which was classified as a discontinued operation. The impairment loss was included in loss from discontinued operations.

In fiscal 2014, the Company allocated $7.3 million in goodwill to the sale of certain assets of IDT's PCI Express enterprise flash controller business which was completed on July 12, 2013.

Goodwill balances as of March 29, 2015 and March 30, 2014 are net of $922.5 million, in accumulated impairment losses.

Intangible asset balances as of March 29, 2015 and March 30, 2014 are summarized as follows:

	March 29, 2015
(in thousands)	Gross Assets	Accumulated Amortization	Net Assets
Purchased intangible assets:
Existing technology	$211,170	$(206,491)	$4,679
Trademarks	4,411	(3,850)	561
Customer relationships	131,045	(130,750)	295
Total purchased intangible assets	$346,626	$(341,091)	$5,535

	March 30, 2014
(in thousands)	Gross Assets	Accumulated Amortization	Net Assets (1)
Purchased intangible assets:
Existing technology	$217,923	$(203,888)	$14,035
Trademarks	4,411	(2,934)	1,477
Customer relationships	131,093	(128,681)	2,412
Non-compete agreements	2,275	(1,458)	817
Total purchased intangible assets	$355,702	$(336,961)	$18,741
(1) Includes $6.6 million in HSC assets held for sale, which were fully impaired in fiscal 2015.
Amortization expense for identified intangibles is summarized below:

	Fiscal Year Ended
(in thousands)	March 29, 2015	March 30, 2014	March 31, 2013
Existing technology	$4,534	$19,730	$14,131
Trademarks	916	3,405	874
Customer relationships	1,123	916	3,225
Backlog	—	91	1,509
Non-compete agreements	—	651	807
Total	$6,573	$24,793	$20,546
The intangible assets are being amortized over estimated useful lives of three to seven years.
During fiscal 2015, the Company recorded an impairment charge relating to the HSC assets held for sale of $5.6 million, which consisted of existing technology of $4.6 million, customer relationships of $0.9 million and non-compete agreements of $0.1 million. Refer to Note 4 for additional information.

During fiscal 2014, the Company initiated actions to discontinue production and sale of products using technology attained through the acquisitions of Mobius Microsystems in fiscal 2010 and IKOR in fiscal 2011. In connection with the decision to discontinue these products, the Company revised the estimated remaining useful life of the related acquired intangible assets, resulting in an additional $8.7 million in accelerated amortization which was charged to cost of revenues in fiscal 2014. In addition, the Company recorded a $2.4 million impairment charge to research and development expense associated with the decision to discontinue further development required to complete the Mobius Microsystems acquired in-process research and development.
Based on the intangible assets recorded at March 29, 2015, assuming no subsequent additions to or impairment of the underlying assets, the remaining estimated amortization expense is expected to be as follows (in thousands):

Fiscal Year	Amount
2016	$3,084
2017	2,185
2018	256
2019	10
Total	$5,535
Note 14. Restructuring
The following table shows the provision of the restructuring charges and the liability remaining as of March 29, 2015:

		Others
(in thousands)	HSC Business	Cost of Revenues	Operating Expenses	Total
Balance as of April 1, 2012	$—	$1,606	$3,592	$5,198
Provision	—	557	5,277	5,834
Cash payments	—	(2,137)	(7,233)	(9,370)
Balance as of March 31, 2013	—	26	1,636	1,662
Provision	—	—	5,538	5,538
Cash payments	—	(26)	(6,536)	(6,562)
Balance as of March 30, 2014	—	—	638	638
Provision	18,305	—	1,078	19,383
Cash payments	(6,073)	—	(1,421)	(7,494)
Foreign exchange impact	(2,015)	—	—	(2,015)
Balance as of March 29, 2015	$10,217	$—	$295	$10,512
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
HSC Business
In fiscal 2015, the Company prepared a workforce-reduction plan (the Plan) with respect to employees of its HSC business in France and the Netherlands. The Plan sets forth the general parameters, terms and benefits for employee dismissals. The Plan was approved by the French Works Council and Labor Administrator and the related Plan details were communicated to the affected employees in France and the Netherlands. No works council consultation was required in the Netherlands. The Company has not historically offered similar termination benefits as defined in the Plan for these locations. The Plan identified the number of employees to be terminated, their job classification or function, their location and the date that the Plan was expected to be completed. The Plan also established the terms of the benefit arrangement in sufficient detail to enable the employees to determine the type and amount of benefits that they would receive if terminated. In addition, the actions required to complete the Plan indicated that it was unlikely that substantial changes to the Plan would be made after communication to the employees. Accordingly, the Company accrued restructuring charges in accordance with ASC 420, Exit or Disposal Cost Obligations. The restructuring charges recorded to discontinued operations in the Consolidated Statement of Operations were approximately $18.3 million for the fiscal year ended March 29, 2015, for a total of 53 employees in France and the Netherlands combined.
The Company expects to make payments related to these termination benefits and complete the restructuring action by the third quarter of fiscal 2016.
Other
During fiscal 2015, the Company recorded other restructuring charges of $1.1 million and reduced our headcount by 28 employees in multiple reduction in workforce actions. During fiscal 2015, the Company paid $0.8 million related to these actions. As of March 29, 2015, the total accrued balance for employee severance costs related to these restructuring actions was $0.3 million. The Company expects to complete these restructuring actions by the first quarter of fiscal 2016.
During fiscal 2014, the Company recorded restructuring charges of $5.5 million and reduced headcount by 117 employees in multiple reduction in workforce actions. During fiscal 2015 and 2014, the Company paid $0.6 million and $4.9 million related to these actions. As of March 29, 2015, the total accrued balance for employee severance costs related to these restructuring actions was zero.
During fiscal 2013, the Company recorded restructuring charges of $4.3 million for multiple reduction in workforce actions. The Company reduced total headcount by approximately 132 employees with reductions affecting all functional areas and various locations. During fiscal 2013, the Company paid $3.2 million in severance costs associated with these actions. During fiscal 2014, the Company paid $1.1 million in severance costs and completed these actions.
During fiscal 2013, in connection with the Company's divestiture of its video processing product lines in fiscal 2012, the Company recorded an additional $1.1 million in restructuring expenses for employee retention costs. These costs were recorded within discontinued operations. The Company paid the accrued amount in fiscal 2013 and completed this restructuring action.
During fiscal 2013, the Company paid $1.0 million in restructuring expenses for employee retention costs and completed the restructuring action to exit wafer production operations at its Oregon fabrication facility.
Note 15. Commitments and Contingencies
Guarantees
As of March 29, 2015, the Company’s financial guarantees consisted of guarantees and standby letters of credit, which are primarily related to the Company’s electrical utilities in Malaysia, utilization of non-country nationals in Malaysia, consumption tax in Japan, office rental in Italy and a workers’ compensation plan in the United States. The maximum amount of potential future payments under these arrangements is approximately $1.7 million.
Commitments
Although the Company owns its corporate headquarters in San Jose, California, the Company leases various administrative facilities under operating leases which expire at various dates through fiscal 2021.
As of March 29, 2015, aggregate future minimum commitments for the next five fiscal years and thereafter under all operating leases, excluding leases in which amounts have been accrued for impairment charges, were as follows (in thousands):

Fiscal Year	Amount
2016	$3,059
2017	2,564
2018	1,837
2019	1,525
2020 and thereafter	1,286
Total	$10,271
Rent expense for the fiscal years ended March 29, 2015, March 30, 2014 and March 31, 2013 totaled approximately $4.2 million, $4.6 million and $4.7 million, respectively. Other supplier obligations including payments due under various software design tool and technology license agreements totaled $4.6 million and $4.2 million as of March 29, 2015 and March 30, 2014, respectively.
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
The Company maintains an accrual for obligations it incurs under its standard product warranty program and customer, part, or process specific matters. The Company’s standard warranty period is one year; however, in certain instances the warranty period may be extended to as long as two years. Management estimates the fair value of the Company’s warranty liability based on actual past warranty claims experience, its policies regarding customer warranty returns and other estimates about the timing and disposition of product returned under the standard program. Customer, part, or process specific accruals are estimated using a specific identification method. Historical profit and loss impact related to warranty returns activity has been minimal. The total warranty accrual was $0.1 million and $0.3 million as of March 29, 2015 and March 30, 2014, respectively.
Litigation
In January 2012, Maxim I Properties, a general partnership that had purchased a certain parcel of real property (the Property) in 2003, filed a complaint in the Northern District of California naming approximately 30 defendants, including the Company ("Defendants"), alleging various environmental violations of the federal Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) and Resource Conservation and Recovery Act (RCRA), the California Hazardous Substance Account Act (HSAA), and other common law claims (the Complaint). The Complaint alleges that Defendants including the Company “…generated, transported, and/or arranged for the transport and/or disposal of hazardous waste to the Property.” The Complaint further alleges that Defendants are liable for the costs of investigation and remediation of the Property due to the release of hazardous substances, and that Defendants violated their duty to prevent the release of such hazardous substances. On August 15, 2012, the plaintiff voluntarily dismissed its Complaint against the Company without prejudice. However, Moyer Products, Inc., another defendant, counter-claimed against the plaintiff Maxim and cross-claimed against Defendants, including the Company, and thus the Company remains a cross-defendant in this action. In September 2012, the California Department of Toxic Substances Control (DTSC) notified the Company that it identified the Company, along with more than 50 other entities, as a respondent to DTSC's Enforcement Order, as “a generator of hazardous waste” that was sent to the Property. In April 2013, the Company, along with the other “respondent” parties, entered into a Corrective Action Consent Agreement (CACA) to conduct the Property investigation and corrective action selection. The CACA supersedes the Enforcement Order. In February 2013, the court stayed the Maxim/Moyer litigation pending the Property investigation under the CACA and DTSC's corrective action selection. As of March 29, 2015, the Property investigation continues, and the DTSC continues to evaluate corrective action. The Company will continue to vigorously defend itself against the allegations in the Complaint and evaluate settlement options with Moyer upon completion of the Property investigation and corrective action selection. Because the case continues in the investigation stage and no specific monetary demands have been made, it is not possible for the Company to estimate the potential loss or range of potential losses for these actions.
The Company is also party to various other legal proceedings and claims arising in the normal course of business. As of March 29, 2015, while the Company has accrued for specific amounts based on the probability of settlement in some of these matters, those amounts, both individually and in total, are not material to any aspect of business operations and to the consolidated financial statements. Further, with regards to the other matters, potential liability and probable losses or ranges of possible losses cannot be reasonably estimated at this time. Generally, litigation is subject to inherent uncertainties, and no assurance can be given that the Company will prevail in any particular lawsuit. Accordingly, pending lawsuits, as well as potential future litigation with other companies, could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's financial condition, results of operations or cash flows.

Note 16. Employee Benefit Plans
401(k) Plan
The Company sponsors a 401(k) retirement matching plan for qualified domestic employees.  The Company recorded expenses of approximately $2.1 million, $2.1 million and $2.6 million in matching contributions under the plan in fiscal 2015, 2014, and 2013, respectively.
Deferred Compensation Plans
Effective November 1, 2000, the Company established an unfunded deferred compensation plan to provide benefits to executive officers and other key employees.  Under the plan, participants can defer any portion of their salary and bonus compensation into the plan and may choose from a portfolio of funds from which earnings are measured.  Participant balances are always 100%

vested. As of March 29, 2015 and March 30, 2014, obligations under the plan totaled approximately $13.1 million and $13.8 million, respectively.  Additionally, the Company has set aside assets in a separate trust that is invested in corporate owned life insurance intended to substantially fund the liability under the plan. As of March 29, 2015 and March 30, 2014, the deferred compensation plan assets were approximately $16.5 million and $16.1 million, respectively.  The Company incurred costs for this plan for insurance, administration and other support of $0.1 million, $0.3 million and $0.3 million in fiscal 2015, 2014 and 2013, respectively.
During the first quarter of fiscal 2013, the Company assumed a deferred compensation plan associated with the acquisition of Fox. Under this plan, participants in retirement are entitled to receive a fixed amount from the Company on a monthly basis. The Company has purchased life insurance policies with the intention of funding the liability under this plan. As of March 29, 2015 and March 30, 2014, the deferred compensation plan assets were approximately $0.8 million and $0.7 million, respectively. As of March 29, 2015 and March 30, 2014 the liabilities under this plan were approximately $1.7 million and $1.6 million, respectively.
International Employee Benefit Plans
The Company sponsors defined-benefit pension plans, defined-contribution plans, multi-employer plans and other post-employment benefit plans covering employees in certain of the Company's international locations. As of March 29, 2015 and March 30, 2014, the net liability for all of these international benefit plans totaled $1.0 million and $1.4 million, respectively.
Pension plan benefits are based primarily on participants’ compensation and years of service credited as specified under the terms of each country’s plan. The funding policy is consistent with the local requirements of each country. The Company does not have defined-benefit pension plans for its United States-based employees. The projected obligations of international employee defined-benefit pension plans and related offsetting plan assets were determined based on actuarial calculations. As of March 29, 2015, the net accumulated liability for these defined-benefit plans totaled $0.6 million, with unrecognized actuarial losses of $0.3 million and unrecognized prior service gains of $0.1 million. In fiscal 2015, as a result of a workforce-reduction plan under the HSC business in France, the related pension liability decreased by $0.6 million and long-term pension asset increased by $0.4 million. The net period expense was insignificant during fiscal 2015, 2014 and 2013. Distributions made from plans during fiscal 2015, 2014, and 2013 were not material. The Company includes accrued net defined-benefit plan obligations in other long-term liabilities on the Company's Consolidated Balance Sheets.
Note 17. Income Taxes
The components of income (loss) before income taxes and the income tax expense (benefit) were as follows:

	Fiscal Year Ended
(in thousands)	March 29, 2015	March 30, 2014	March 31, 2013
Income (loss) before income taxes from continuing operations:
United States	$6,113	$8,634	$(18,083)
Foreign	109,825	103,660	18,674
Income before income taxes	$115,938	$112,294	$591
Income tax expense (benefit) from continuing operations:
Current:
United States	$—	$(118)	$(49)
State	47	35	128
Foreign	1,312	867	1,368
	1,359	784	1,447
Deferred:
United States	79	240	(3,222)
State	2	14	(345)
Foreign	(83)	(57)	—
	(2)	197	(3,567)
Income tax expense (benefit) from continuing operations	$1,357	$981	$(2,120)
For fiscal years 2015, 2014 and 2013, there was no U.S. income tax benefit related to the exercise of certain employee stock options that decreased income taxes payable and was credited to additional paid-in capital.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities were as follows:

(in thousands)	March 29, 2015	March 30, 2014
Deferred tax assets:
Deferred income on shipments to distributors	$3,057	$2,666
Non-deductible accruals and reserves	9,148	10,233
Inventory related and other expenses	189	1,761
Net operating losses and credit carryforwards	122,178	114,858
Depreciation and amortization	12,274	13,725
Stock options	1,849	1,713
Other	1,737	315
Total deferred tax assets	150,432	145,271
Deferred tax liabilities:
Purchased intangibles	(564)	(558)
Other	(2,699)	(3,087)
Total deferred tax liabilities	(3,263)	(3,645)
Valuation allowance	(148,954)	(143,704)
Net deferred tax liabilities	$(1,785)	$(2,078)
The Company maintains a valuation allowance against its deferred tax assets because management is not able to conclude that it is more likely than not that these deferred tax assets will be realized. The Company reached this decision based on judgment, which included consideration of various tax planning strategies, forecasts of future taxable income, and recent operating results. Given the continued improvement in the Company’s operations combined with certain tax strategies, it is reasonably possible that within the next 12 months, positive evidence will be sufficient to release a material amount of the Company’s valuation allowance. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. The exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve. The valuation allowance for deferred tax assets increased by $5.3 million and $9.1 million in fiscal 2015 and 2014, respectively.
The net deferred tax liability of $1.8 million and $2.1 million as of March 29, 2015 and March 30, 2014, respectively, relates primarily to unremitted Singapore investment earnings sourced outside Singapore.
As of March 29, 2015, the Company had federal and state net operating loss (NOL) carryforwards of approximately $82.3 million and $102.6 million, respectively, which include excess tax benefits related to stock option exercises.  The federal NOL carryforwards will expire in various years from fiscal 2020 through 2035, if not utilized.  The state NOL carryforwards will expire in various years from fiscal 2016 through 2035, if not utilized.  The utilization of NOLs created by acquired companies is subject to annual limitations under Section 382 of the Internal Revenue Code. However, the Company does not expect that such annual limitation will impair the realization of these NOLs.
As of March 29, 2015, the Company had approximately $56.7 million of federal research and development tax credit carryforwards, and $16.8 million of foreign tax credit carryforwards. The federal research and development tax credit carryforwards will expire in fiscal years 2019 through 2035, if not utilized, and the foreign tax credit carryforwards will expire in fiscal years 2016 to 2025, if not utilized. The Company also had, as of March 29, 2015, approximately $80.8 million of state income tax credit carryforwards, of which $5.7 million will expire in fiscal years 2019 through 2035, if not utilized. The Company also had, as of March 29, 2015, approximately $9.0 million of tax credit carryforwards in foreign jurisdictions, which will expire in fiscal years 2018 through 2025.
The federal, state, and foreign NOL and tax credit carryforwards in the income tax returns filed include unrecognized tax benefits. The deferred tax assets recognized for those NOLs and tax credits are presented net of these unrecognized tax benefits.

The Company has approximately $30.5 million, tax effected, of net operating loss and tax credit carryovers related to excess stock compensation benefits, which are not recorded as deferred tax assets.  These excess stock compensation benefits will be credited to additional paid-in capital when recognized.

Reconciliation between the statutory U.S. income tax rate of 35% and the effective rate is as follows:

	Fiscal Year Ended
(in thousands)	March 29, 2015	March 30, 2014	March 31, 2013
Provision (benefit) from continuing operations at 35% U.S. statutory rate	$40,579	$39,303	$207
State tax, net of federal benefit	160	32	(123)
Effect of foreign operations	(35,740)	(33,217)	(4,890)
Repatriation of foreign earnings	—	5,623	1,505
Net operating losses and tax credits (benefited) not benefited	(1,067)	(10,985)	(3,733)
Stock-based compensation	(2,740)	(689)	2,640
Other	165	914	2,274
Income tax expense (benefit) from continuing operations	$1,357	$981	$(2,120)
As a result of its international manufacturing operations, a significant portion of the Company's worldwide profits are in jurisdictions outside the United States, primarily Malaysia, which has granted the Company significant reductions in tax rates. These lower tax rates allow us to record a relatively low tax expense on a worldwide basis. The Company was granted a tax incentive in Malaysia during fiscal 2009.  The tax incentive was contingent upon the Company continuing to meet specified investment criteria in fixed assets, and to operate as an APAC regional headquarters center.  In the first quarter of fiscal 2012, the Company entered into an agreement with the Malaysia Industrial Development Board (MIDA), who agreed to cancel the previously granted tax incentive and entered into a new tax incentive. The updated tax incentive provides for a full tax exemption on statutory income for a period of 10 years commencing April 4, 2011.  The Company is required to meet several conditions as to financial targets, investment, headcount and activities in Malaysia to retain this status. The impact of these tax incentives decreased foreign taxes by $9.7 million, $2.0 million and $4.1 million for fiscal 2015, 2014 and 2013, respectively. The benefit of the tax incentives on net income per share (diluted) was approximately $0.06, $0.01, and $0.03 for fiscal 2015, 2014 and 2013, respectively.
The Company intends to reinvest certain of its foreign earnings indefinitely. Accordingly, no U.S. income taxes have been provided for approximately $820.4 million of undistributed earnings of foreign subsidiaries. It is not practicable for the Company to determine the tax impact of remitting these earnings.
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
The following tables summarize the activities of gross unrecognized tax benefits:

	Fiscal Year Ended
(in thousands)	March 29, 2015	March 30, 2014	March 31, 2013
Beginning balance	$32,237	$31,066	$29,718
Increases related to prior year tax positions	549	90	532
Decreases related to prior year tax positions	(296)	(301)	(296)
Increases related to current year tax positions	803	1,498	1,427
Decreases related to the lapsing of statute of limitations	(103)	(116)	(315)
Ending balance	$33,190	$32,237	$31,066
The amount of unrecognized tax benefits that would favorably impact the effective tax rate were approximately $0.3 million and $0.2 million as of March 29, 2015 and March 30, 2014, respectively.  As of March 29, 2015, approximately $32.9 million of unrecognized tax benefits would be offset by a change in valuation allowance. The Company recognizes potential interest and penalties related to the income tax on the unrecognized tax benefits as a component of income tax expense and accrued approximately $0.1 million and zero for these items in fiscal 2015 and 2014, respectively.
As of March 29, 2015, the Company was under examination in the U.S. federal jurisdiction and in Singapore. The Company's fiscal years 2010, 2011 and 2012 are under audit by the Internal Revenue Service (IRS). The Company's fiscal years 2009 through 2012 are under audit by the Inland Revenue Authority of Singapore. Although the final outcome is uncertain, based on currently available information, the Company believes that the ultimate outcome will not have a material adverse effect on its financial position, cash flows or results of operations.
The Company believes that within the next 12 months, it is reasonably possible that a decrease of up to $1.9 million in unrecognized tax benefits may occur due to settlements with tax authorities or statute lapses.
The Company's open years in the U.S. federal jurisdiction are fiscal 2010 and later years. In addition, the Company is effectively subject to federal tax examination adjustments for tax years ended on or after fiscal year 1999, in that the Company has tax attribute carryforwards from these years that could be subject to adjustments, if and when utilized. The Company's open years in various state and foreign jurisdictions are fiscal years 2008 and later.
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

•
Computing and Consumer segment: includes clock generation and distribution products, high-performance server memory interfaces, PCI Express switching solutions, power management solutions, signal integrity products, and PC audio (divested in the third quarter of fiscal 2014).

The tables below provide information about these segments:

Revenues by segment	Fiscal Year Ended
(in thousands)	March 29, 2015	March 30, 2014	March 31, 2013
Communications	$313,630	$292,435	$258,184
Computing and Consumer	259,275	192,344	226,268
Total revenues	$572,905	$484,779	$484,452
The Company utilizes global and regional distributors around the world, that buy product directly from the Company on behalf of their customers. Sales through a distributor, Uniquest, represented approximately 16% and 10%, of the Company's revenues in fiscal 2015 and 2013, respectively. Sales through a distributor, Avnet and its affiliates, represented approximately 11%, 12% and 10% of the Company’s revenues in fiscal 2015, 2014 and 2013, respectively. Sales through a distributor, Maxtek and its affiliates, represented approximately 13% of the Company’s revenues in fiscal 2013. Each of these distributors serves customers within both of the Company's reportable segments.
At March 29, 2015, two distributors represented approximately 11% and 10%, respectively of the Company's account receivable. At March 30, 2014, two distributors represented approximately 15% and 14%, respectively, of the Company's account receivable.

Income (Loss) by segment from continuing operations	Fiscal Year Ended
(in thousands)	March 29, 2015	March 30, 2014	March 31, 2013
Communications	$116,018	$103,457	$78,995
Computing and Consumer	29,301	(22,658)	(30,972)
Unallocated expenses:
Amortization of intangible assets	(6,573)	(21,964)	(16,339)
Inventory fair market value adjustment	—	—	(358)
Impairment of acquired in-process R&D	—	(2,433)	—
Gain on divestitures	—	78,632	7,986
Asset impairment and other	(2,968)	(4,113)	(6,096)
Stock-based compensation	(22,453)	(12,677)	(13,054)
Severance, retention and facility closure costs	(1,250)	(6,590)	(5,584)
Acquisition-related income (costs) and other	125	(802)	(11,238)
Consulting expenses related to stockholder activities	—	—	(1,614)
Deferred compensation plan expense (benefit)	(50)	51	(194)
Life insurance proceeds received	—	—	2,313
Other-than-temporary loss on investments	—	—	(1,708)
Interest income and other, net	3,788	1,391	(1,546)
Income from continuing operations, before income taxes	$115,938	$112,294	$591
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
Revenues from unaffiliated customers by geographic area, based on the customers' shipment locations, were as follows:

	Fiscal Year Ended
(in thousands)	March 29, 2015	March 30, 2014	March 31, 2013
APAC	$402,694	$309,121	$308,409
Americas (1)	68,373	71,305	76,876
Japan	39,519	40,829	40,281
Europe	62,319	63,524	58,886
Total revenues	$572,905	$484,779	$484,452

(1)	Revenues from the customers in the U.S. were $61.7 million, $63.1 million and $69.6 million in fiscal 2015, 2014 and 2013, respectively.
The Company’s significant operations outside of the United States include test facility in Malaysia, design centers in the U.S., Canada and China, and sales subsidiaries in Japan, APAC and Europe. The Company's net property, plant and equipment are summarized below by geographic area:

(in thousands)	March 29, 2015	March 30, 2014
United States	$38,879	$40,561
Canada	3,997	4,660
Malaysia	21,244	20,972
All other countries	1,388	3,634
Total property, plant and equipment, net	$65,508	$69,827

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
As of March 29, 2015 and March 30, 2014, the Company did not have any outstanding foreign currency contracts that were designated as hedges of forecasted cash flows or capital equipment purchases.  The Company does not enter into derivative financial instruments for speculative or trading purposes. The Company also has foreign exchange facilities used for hedging arrangements with banks that allow the Company to enter into foreign exchange contracts totaling approximately $20.0 million, all of which was available at March 29, 2015.

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
Related to the termination of the planned acquisition of PLX, the Company's management determined that it would be in the best interest of IDT to allow the Repurchase Agreement and the related IDT Agreement with Bank of America to lapse undrawn. As a result, the Repurchase Agreement was allowed to lapse undrawn on February 14, 2013. The related IDT Agreement expired as of the same date. Associated with the Repurchase Agreement, the Company had approximately $2.5 million in remaining unamortized financing costs which were originally recorded as other current assets. The Company recognized these remaining financing costs in fiscal 2013 as selling, general and administrative expense.

Note 21. Subsequent Events
On April 27, 2015, the Company completed the sale of the remaining HSC business to eSilicon Corporation (“eSilicon”), for $1.5 million which will be paid on or before April 27, 2017. In connection with the sale, the Company entered into an Exclusive Intellectual Property License Agreement with eSilicon, whereby the Company will provide an exclusive license to eSilicon to develop, manufacture, sell and maintain HSC products. In connection with the sale, the Company and eSilicon also entered into a Transition Services Agreement, whereby the Company will provide certain transition services over a specific period from the effective date of the sale. Also, as part of the sale, the Company will transfer to eSilicon certain assets with a nominal carrying value.
In April 2015, the Company's Board of Directors approved a new share repurchase program authorization for $300 million.

SUPPLEMENTARY FINANCIAL INFORMATION (UNAUDITED)

QUARTERLY RESULTS OF OPERATIONS
(in thousands, except per share data)

	Fiscal Year Ended March 29, 2015
	First Quarter (4)	Second Quarter (5)	Third Quarter (5)	Fourth Quarter
Revenues	$126,302	$137,093	$151,160	$158,350
Gross profit	74,009	81,876	91,364	98,055
Net income from continuing operations	17,111	24,246	32,841	40,383
Net income (loss) from discontinued operations	4,732	(9,804)	(14,483)	(1,117)
Net income	21,843	14,442	18,358	39,266

Basic net income per share – continuing operations	$0.11	$0.16	$0.22	$0.27
Basic net income (loss) per share – discontinued operations	$0.04	$(0.06)	$(0.10)	$(0.01)
Basic net income per share	$0.15	$0.10	$0.12	$0.26

Diluted net income per share – continuing operations	$0.11	$0.16	$0.21	$0.26
Diluted net income (loss) per share – discontinued operations	$0.03	$(0.07)	$(0.09)	$(0.01)
Diluted net income per share	$0.14	$0.09	$0.12	$0.25

	Fiscal Year Ended March 30, 2014
	First Quarter	Second Quarter (1)	Third Quarter (2)	Fourth Quarter (3)
Revenues	$117,464	$124,047	$124,628	$118,640
Gross profit	66,122	70,761	74,939	61,080
Net income from continuing operations	1,501	87,411	17,339	5,062
Net loss from discontinued operations	(3,765)	(3,760)	(10,391)	(5,033)
Net income (loss)	(2,264)	83,651	6,948	29

Basic net income per share – continuing operations	$0.01	$0.58	$0.11	$0.03
Basic net loss per share – discontinued operations	$(0.03)	$(0.02)	$(0.06)	$(0.03)
Basic net income (loss) per share	$(0.02)	$0.56	$0.05	$—

Diluted net income per share – continuing operations	$0.01	$0.57	$0.11	$0.03
Diluted net loss per share – discontinued operations	$(0.03)	$(0.03)	$(0.07)	$(0.03)
Diluted net income (loss) per share	$(0.02)	$0.54	$0.04	$—

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
(4) In the first quarter of fiscal 2015, the Company recorded a gain of $16.8 million in net income from discontinued operations related to the divestiture of the Alvand portion of its HSC business.
(5) In the second quarter of fiscal 2015, the Company recorded $6.8 million of minimum statutory benefits to discontinued operations with regards to a workforce-reduction plan that covered certain employees of its HSC business in France and the Netherlands. In the third quarter of fiscal 2015, the Company recorded $11.9 million of restructuring charges to discontinued operations in addition to the minimum statutory amount recognized in the previous quarter.

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
Our management assessed the effectiveness of our internal control over financial reporting as of March 29, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013).
Based on our management’s assessment using those criteria, management concluded that our internal control over financial reporting was effective as of March 29, 2015.
PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this report, has issued a report on our internal control over financial reporting as of March 29, 2015, which report appears under Item 8 of this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Our executive officers, and their respective ages as of March 29, 2015, are as follows:

Name	Age	Position
Gregory L. Waters	54	President and Chief Executive Officer
Brian C. White	50	Vice President, Chief Financial Officer
Sailesh Chittipeddi	52	Global Vice President of Operations and Chief Technical Officer
Mario Montana	53	Vice President, Chief Sales Officer
Sean Fan	49	Vice President and General Manager, Connectivity Division
Arman Naghavi	52	Vice President, Analog Power Technology
Louise Gaulin	48	Vice President and General Manager, Network Communications Division
Dave Shepard	53	Vice President and General Manager, Timing and Radio Freqency Division
Graham Robertson	47	Vice President, Corporate Marketing
Anja Hamilton	44	Vice President, Worldwide Human Resources
Matthew D. Brandalise	49	Vice President, General Counsel and Corporate Secretary
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
Mr. Montana joined IDT in 1997 and became Vice President, Chief Sales Officer in August 2013.  Prior to his current role, Mr. Montana held various management positions at IDT including Vice President, General Manager, Enterprise Computing Division (formerly Serial Switching Division), Director, IDT Serial-Switching Division, Director, IDT Strategic Marketing Group, and Product Line Director, IDT Telecommunications, FIFO, Logic and Timing groups, respectively.
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

Mr. Naghavi joined IDT in 2009 and was appointed to his current position in 2015.  Prior to joining IDT Mr. Naghavi served as Vice President and General Manager of the Analog, Mixed-signal, and Power Division at Freescale Semiconductor.  Prior to Freescale, Mr. Naghavi held various engineering and management positions at Intersil Corporation and Analog Devices, Inc., both semiconductor companies.
Ms. Gaulin joined IDT in November 2011 and became the Vice President and General Manager of Network Communications in April 2014. Ms. Gaulin has more than 20 years experience in the Communications Semiconductor market. Prior to joining IDT, Ms. Gaulin was Vice President of Timing Marketing and Product Management at Zarlink Semiconductor. Ms. Gaulin has also held various roles in application, marketing and management at Mitel Semiconductor. Ms. Gaulin holds a Bachelor of Applied Science in Electrical Engineering from University of Ottawa.
Mr. Shepard joined IDT in April 2014 as Vice President and General Manager, Timing and Radio Frequency. Prior to joining IDT, Mr. Shepard served as Vice President and General Manager with Peregrine Semiconductor from 2004 to 2010. From 2003 to 2009, Mr. Shepard served as President and Chief Executive Officer of Sequoia Communications. Prior to that, Mr. Shepard held various positions at Texas Instruments, including General Manager of the Wireless Infrastructure Business Unit. Mr. Shepard holds a B.A. in Physics from Lawrence University and an M.S. in Electrical Engineering from University of Wisconsin - Madison.
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
The information required by this item concerning our directors is incorporated by reference from the information set forth in the sections titled “Proposal 1—Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2015 Annual Meeting of Stockholders.
Other information required by this item concerning our executive officers is incorporated by reference from the information set forth in this section titled “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2015 Annual Meeting of Stockholders.
The information required by this item concerning our audit committee and its financial expert is incorporated by reference from the information set forth in the section titled “Corporate Governance-Board of Directors Meetings and Committees” in our Proxy Statement for the 2015 Annual Meeting of Stockholders.
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
The information required by this item concerning recommendations of director nominees by security holders is incorporated by reference from the information set forth in the section titled "Consideration of Stockholder Nominees for Director” and “Corporate Governance—Board of Directors Meetings and Committees" in our Proxy Statement for the 2015 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated herein by reference from our Proxy Statement for the 2015 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated herein by reference from our Proxy Statement for the 2015 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated herein by reference from our Proxy Statement for the 2015 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated herein by reference from our Proxy Statement for the 2015 Annual Meeting of Stockholders.

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

INTEGRATED DEVICE TECHNOLOGY, INC. Registrant
	By:	/s/ GREGORY L. WATERS
May 19, 2015		Gregory L.Waters President and Chief Executive Officer

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

Signature	Title	Date

/s/ GREGORY L. WATERS	Chief Executive Officer, President and Director	May 19, 2015
Gregory L. Waters	(Principal Executive Officer)

/s/ BRIAN C. WHITE	Vice President, Chief Financial Officer	May 19, 2015
Brian C. White	(Principal Financial and Accounting Officer)

/s/ JOHN SCHOFIELD	Chairman of the Board	May 19, 2015
John Schofield

/s/ GORDON PARNELL	Director	May 19, 2015
Gordon Parnell

/s/ UMESH PADVAL	Director	May 19, 2015
Umesh Padval

/s/ RON SMITH	Director	May 19, 2015
Ron Smith

/s/ DONALD SCHROCK	Director	May 19, 2015
Donald Schrock

/s/ KEN KANNAPPAN	Director	May 19, 2015
Ken Kannappan

/s/ NORMAN TAFFE	Director	May 19, 2015
Norman Taffe

/s/ ROBERT RANGO	Director	May 19, 2015
Robert Rango

INTEGRATED DEVICE TECHNOLOGY, INC.
SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)	Balance at Beginning of Period	Additions Charged (Credited) to Revenues, Costs and Expenses	Charged (Credited) to Other Accounts	Deductions and Write-offs	Balance at End of Period
Allowance for returns, pricing credits and doubtful accounts
Year ended March 31, 2013	$3,009	$134	$—	$(356)	$2,787
Year ended March 30, 2014	$2,787	$657	$—	$(310)	$3,134
Year ended March 29, 2015	$3,134	$1,680	$—	$(150)	$4,664
Tax valuation allowance
Year ended March 31, 2013	$131,731	$34,171	$—	$(31,269)	$134,633
Year ended March 30, 2014	$134,633	$30,110	$—	$(21,039)	$143,704
Year ended March 29, 2015	$143,704	$12,427	$—	$(7,177)	$148,954

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File Number	Exhibit/ Appendix	Filing Date	Filed Herewith
2.1	Business Purchase Agreement, dated as of February 22, 2012, by and between Integrated Device Technology, Inc. and NXP B.V.	8-K	00-12695	2.1	7/20/2012
2.2	Amendment No. 1 to Business Purchase Agreement, dated as of June 21, 2012, by and between Integrated Device Technology, Inc. and NXP B.V.	8-K	00-12695	2.2	7/20/2012
2.3	Amendment No. 2 and Waiver to Business Purchase Agreement, dated as of July 19, 2012, by and between Integrated Device Technology, Inc. and NXP B.V.	8-K	00-12695	2.3	7/20/2012
3.1	Restated Certificate of Incorporation, as amended to date.	10-K	00-12695	3.1	5/21/2012
3.2	Certificate of Designations specifying the terms of the Series A Junior Participating Preferred Stock of Integrated Device Technology, Inc., as filed with the Secretary of State of the State of Delaware.	8-A	00-12695	3.6	12/23/1998
3.3	Amended and Restated Bylaws of the Company, effective as of July 23, 2013.	10-Q	00-12695	3.3	9/29/2013
10.1	Amendment to 1994 Stock Option Plan, September 22, 2000.#	10-Q	00-12695	10.10	11/15/2000
10.2	1994 Directors Stock Option Plan and related documents.#	10-Q	00-12695	10.18	11/16/1994
10.3	Form of Indemnification Agreement between the Company and its directors and officers.#	10-K	00-12695	10.68	4/2/1989
10.4	Amended Form of Indemnification Agreement between the Company and its directors and officers.#					X
10.5	Incentive Compensation Plan.#	10-Q	00-12695	10.27	8/11/2005
10.6	Form of Change of Control Agreement between the Company and certain of its officers.#	10-K	00-12695	10.13	6/23/2003
10.7	1997 Stock Option Plan.#	10-Q	00-12695	10.23	8/14/2002
10.8	Non-Qualified Deferred Compensation Plan effective November 1, 2000.#	10-K	00-12695	10.21	6/29/2001
10.9	1984 Employee Stock Purchase Plan, as amended and restated effective September 29, 2003.#	10-Q	00-12695	10.25	11/6/2003
10.10	2004 Equity Plan, as amended and restated, effective September 23, 2010.#	DEF 14A	00-12695	A	7/26/2010
10.11	2009 Employee Stock Purchase Plan.#	DEF 14A	00-12695	A	8/7/2009
10.12	Master Purchase Agreement, dated June 13, 2011, by and between Integrated Device Technology, Inc. and Bank of America, N.A. (the Master Purchase Agreement).	8-K	00-12695	10.1	6/17/2011

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File Number	Exhibit/ Appendix	Filing Date	Filed Herewith
10.13	Asset Purchase Agreement dated as of August 31, 2011 by and among Qualcomm, Incorporated, Qualcomm Canada Inc., Integrated Device Technology, Inc. and IDT Canada, Inc.	10-K	00-12695	10.34	5/21/2012
10.14	Foundry Agreement dated August 3, 2009 between the Company and Taiwan Semiconductor Manufacturing Co., Ltd.	10-K	00-12695	10.35	5/21/2012
10.15	Amendment No. 1 to the Master Purchase Agreement, dated as of May 17, 2012, by and between Integrated Device Technology, Inc. and Bank of America, N.A.	10-K	00-12695	10.36	5/21/2012
10.16	Amendment No. 2 to the Master Repurchase Agreement, dated as of December 4, 2012, by and between Integrated Device Technology, Inc. and Bank of America, N.A.	8-K	00-12695	10.1	12/7/2012
10.17	Asset Purchase Agreement by and among PMC-Sierra, Inc., Integrated Device Technology, Inc. and Integrated Device Technology (Malaysia) Sdn. Bhd., dated as of May 29, 2013.	8-K	00-12695	2.1	5/29/2013
10.18	Integrated Device Technology, Inc. Fiscal 2014 Performance Equity Plan.#	8-K	00-12695	10.1	6/16/2013
10.19	Separation Agreement, dated August 26, 2013, by and between Theodore L. Tewksbury, III, and Integrated Device Technology, Inc.#	8-K	00-12695	10.1	8/24/2013
10.20	Offer Letter between the Company and Jeffrey S. McCreary, entered into on September 12, 2013.#	10-Q	00-12695	10.2	11/6/2013
10.21	Offer Letter between Integrated Device Technology, Inc. and Sailesh Chittipeddi, entered into on February 19, 2014.#	8-K	00-12695	10.1	3/12/2014
10.22	Offer Letter between Integrated Device Technology, Inc. and Greg Waters, entered into on December 5, 2013.#	8-K	00-12695	10.1	12/17/2013
10.23	Executive Retention Plan.#	8-K	00-12695	10.1	1/15/2013

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File Number	Exhibit/ Appendix	Filing Date	Filed Herewith
21.1	Subsidiaries of the Company.					X
23.1	Consent of Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K).					X

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.	X
31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*	X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*	X
101.INS	XBRL Instance Document.	X
101.SCH	XBRL Taxonomy Extension Schema Document.	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

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