Form 10-Q
period 2015-06-28
INTEGRATED DEVICE TECHNOLOGY INC
filed 2015-08-05
CIK 703361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________
(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2015 OR

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
 ☒  Large accelerated filer                           ☐   Accelerated filer                            ☐  Non-accelerated filer               ☐ Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
The number of outstanding shares of the registrant's Common Stock, $.001 par value, as of July 31, 2015 was approximately 148,268,097.

INTEGRATED DEVICE TECHNOLOGY, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)	June 28, 2015	March 29, 2015
Assets
Current assets:
Cash and cash equivalents	$101,141	$116,945
Short-term investments	439,859	438,115
Accounts receivable, net of allowances of $4,046 and $4,664	70,395	63,618
Inventories	42,703	45,410
Income tax receivable	105	405
Prepayments and other current assets	15,542	15,636
Total current assets	669,745	680,129
Property, plant and equipment, net	64,421	65,508
Goodwill	135,644	135,644
Other intangible assets, net	4,703	5,535
Deferred non-current tax assets	692	735
Other assets	25,989	26,108
Total assets	$901,194	$913,659
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$21,752	$28,006
Accrued compensation and related expenses	23,809	43,649
Deferred income on shipments to distributors	10,380	15,694
Deferred tax liabilities	1,491	1,401
Other accrued liabilities	11,003	17,582
Total current liabilities	68,435	106,332
Deferred tax liabilities	1,114	1,121
Long-term income tax payable	286	347
Other long-term liabilities	20,764	17,605
Total liabilities	90,599	125,405
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock: $0.001 par value: 10,000 shares authorized; no shares issued	—	—
Common stock: $0.001 par value: 350,000 shares authorized; 148,690 and 148,414 shares outstanding at June 28, 2015 and March 29, 2015, respectively	149	148
Additional paid-in capital	2,525,883	2,510,868
Treasury stock at cost: 101,273 shares at June 28, 2015 and 99,849 shares at March 29, 2015, respectively	(1,131,133)	(1,100,546)
Accumulated deficit	(581,877)	(620,035)
Accumulated other comprehensive loss	(2,427)	(2,181)
Total stockholders' equity	810,595	788,254
Total liabilities and stockholders' equity	$901,194	$913,659

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
(Unaudited, in thousands, except per share data)	June 28, 2015	June 29, 2014
Revenues	$160,907	$126,302
Cost of revenues	61,673	52,293
Gross profit	99,234	74,009
Operating expenses:
Research and development	33,754	32,050
Selling, general and administrative	28,143	25,459
Total operating expenses	61,897	57,509
Operating income	37,337	16,500
Interest income and other, net	1,818	862
Income before income taxes from continuing operations	39,155	17,362
Income tax provision	435	251
Net income from continuing operations	38,720	17,111

Discontinued operations:
Gain from divestiture before income taxes	—	16,840
Loss from discontinued operations before income taxes	(547)	(12,153)
Income tax provision (benefit)	15	(45)
Net income (loss) from discontinued operations	(562)	4,732

Net income	$38,158	$21,843

Basic net income per share - continuing operations	$0.26	$0.11
Basic net income per share - discontinued operations	—	0.04
Basic net income per share	$0.26	$0.15

Diluted net income per share - continuing operations	$0.25	$0.11
Diluted net income per share - discontinued operations	—	0.03
Diluted net income per share	$0.25	$0.14

Weighted average shares:
Basic	148,396	149,283
Diluted	153,758	153,741

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
(Unaudited, in thousands)	June 28, 2015	June 29, 2014

Net income	$38,158	$21,843
Other comprehensive income (loss), net of taxes:
Currency translation adjustments, net of tax	810	330
Change in net unrealized gain (loss) on investments, net of tax	(910)	431
Actuarial loss on post-employment and post-retirement benefit plans, net of tax	(146)	(2)
Total other comprehensive income (loss)	(246)	759
Comprehensive income	$37,912	$22,602

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
(Unaudited, in thousands)	June 28, 2015	June 29, 2014
Cash flows from operating activities:
Net income	$38,158	$21,843
Adjustments:
Depreciation	4,464	5,713
Amortization of intangible assets	831	2,548
Impairment of assets held for sale	—	8,471
Gain from divestiture	—	(16,840)
Gain on sale of property, plant and equipment	(325)	—
Stock-based compensation expense, net of amounts capitalized in inventory	7,835	5,013
Deferred tax provision	126	47
Changes in assets and liabilities:
Accounts receivable, net	(6,777)	(3,154)
Inventories	2,660	3,938
Prepayments and other assets	633	1,330
Accounts payable	(6,024)	(2,114)
Accrued compensation and related expenses	(19,840)	(1,091)
Deferred income on shipments to distributors	(5,314)	120
Income taxes payable and receivable	(37)	(258)
Other accrued liabilities and long-term liabilities	(3,302)	(1,446)
Net cash provided by operating activities	13,088	24,120
Cash flows from investing activities:
Cash in escrow related to acquisitions	—	1,026
Proceeds from divestitures	—	15,300
Purchases of property, plant and equipment	(3,608)	(4,753)
Purchases of short-term investments	(94,460)	(46,659)
Proceeds from sales of short-term investments	62,197	30,988
Proceeds from maturities of short-term investments	29,527	18,942
Net cash provided by (used in) investing activities	(6,344)	14,844
Cash flows from financing activities:
Proceeds from issuance of common stock	7,229	6,221
Repurchase of common stock	(30,587)	(30,742)
Payment of acquisition related contingent consideration	—	(1,600)
Net cash used in financing activities	(23,358)	(26,121)
Effect of exchange rates on cash and cash equivalents	810	330
Net increase (decrease) in cash and cash equivalents	(15,804)	13,173
Cash and cash equivalents at beginning of period	116,945	91,211
Cash and cash equivalents at end of period	$101,141	$104,384

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
Basis of Presentation.  The Company's fiscal year is the 52 or 53 week period ending on the Sunday closest to March 31. In a 52 week year, each fiscal quarter consists of 13 weeks. In a 53 week year, the additional week is usually added to the third quarter, making such quarter consist of 14 weeks. The first quarters of fiscal 2016 and fiscal 2015 were 13 week periods.
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
Significant Accounting Policies. For a description of significant accounting policies, see Note 1, Summary of Significant Accounting Policies to the consolidated financial statements included in the Company's annual report on Form 10-K for the fiscal year ended March 29, 2015. There have been no material changes to the Company's significant accounting policies since the filing of the annual report on Form 10-K.
In the opinion of management, these condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for the fair presentation of the condensed consolidated financial statements, for the interim period.
Recent Accounting Pronouncements
Accounting Pronouncements Not Yet Effective for Fiscal 2016
In July 2015, the Financial Accounting Standards Board (FASB) issued guidance applying to inventory measured using any other method other than last-in, last-out method. Under this guidance, inventory is measured at the lower of cost and net realizable value. The net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The guidance is applied prospectively and is effective for the Company in its first quarter of fiscal 2018. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s financial statements and related disclosures.

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

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard permits the use of either the retrospective or cumulative effect transition method. On July 9, 2015, the FASB decided to delay the effective date by one year to December 15, 2017 for annual periods beginning after that date. The FASB also decided to allow early adoption of the standard, but not before the original effective date of December 15, 2016. The Company is currently evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.
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

The following table sets forth the computation of basic and diluted net income per share from continuing operations:

	Three Months Ended
(in thousands, except per share amounts)	June 28, 2015	June 29, 2014
Numerator (basic and diluted):
Net income from continuing operations	$38,720	$17,111

Denominator:
Weighted average common shares outstanding, basic	148,396	149,283
Dilutive effect of employee stock options and restricted stock units	5,362	4,458
Weighted average common shares outstanding, diluted	153,758	153,741

Basic net income per share from continuing operations	$0.26	$0.11
Diluted net income per share from continuing operations	$0.25	$0.11

Potential dilutive common shares of 0.3 million and 0.7 million pertaining to employee stock options and restricted stock units were excluded from the calculation of diluted earnings per share for the three months ended June 28, 2015 and June 29, 2014, respectively, because the effect would have been anti-dilutive.

Note 3. Discontinued Operations
High-Speed Converter (“HSC”) Business
In fiscal 2014, the Company initiated a project to divest its HSC business and has classified the related assets, as held for sale. The HSC business included the assets of NXP B.V.’s Data Converter Business and Alvand Technologies, Inc., which were acquired in fiscal 2013.
On May 30, 2014, the Company completed the sale of certain assets related to the Alvand portion of the HSC business to a buyer pursuant to an Asset Purchase Agreement. Upon the closing of the transaction, the buyer paid the Company $18.0 million in cash consideration, of which $2.7 million has been held in an escrow account for a period of 18 months. The Company recorded a gain of $16.8 million in discontinued operations related to this divestiture during the first quarter of fiscal 2015. The following table summarizes the components of the gain (in thousands):

Amount
Cash proceeds from sale (including amounts held in escrow)	$18,000
Less book value of assets sold and direct costs related to the sale:
Intangible assets	(990)
Transaction and other costs	(170)
Gain on divestiture	$16,840

Following the sale of assets related to the Alvand portion of the HSC business, the business had remaining long-lived assets classified as held for sale amounting to $8.5 million, which consisted of $2.9 million in fixed assets and $5.6 million in intangible assets. The Company evaluated the carrying value of the disposal group and determined that it exceeded its estimated fair value based on estimated selling price less cost to sell. Accordingly, total impairment charge of $8.5 million was recorded as loss from discontinued operations in the Condensed Consolidated Statement of Operations in the first quarter of fiscal 2015.
As of March 29, 2015, all long-lived assets related to the HSC business were fully impaired.
On April 27, 2015, the Company completed the sale of the remaining HSC business to eSilicon Corporation (“eSilicon”), for $1.5 million which will be paid on or before April 27, 2017. In connection with the sale, the Company entered into an Exclusive Intellectual Property License Agreement with eSilicon, whereby the Company provided an exclusive license to eSilicon to develop, manufacture, sell and maintain HSC products. In connection with the sale, the Company and eSilicon also entered into a Transition Services Agreement, whereby the Company will provide certain transition services over a specific period from the effective date of the sale. The transition services do not represent significant continuing involvement of the Company in the HSC business.

As of June 28, 2015, the Company had a receivable of $1.5 million representing uncollected proceeds from the sale that was included under Other Assets on the Condensed Consolidated Balance Sheet. Given the term of the sale, the Company deferred the gain from this divestiture and will recognize it into discontinued operations when collectibility becomes certain. The following table summarizes the components of the deferred gain which was included under Other Long-term Liabilities on the Condensed Consolidated Balance Sheet as of June 28, 2015:

(in thousands)	Amount
Sale price	$1,500
Less book value of assets sold	(115)
Deferred gain on divestiture	$1,385

The HSC business was included in the Company’s Communications reportable segment. For financial statements purposes, the results of operations for the HSC business have been segregated from those of the continuing operations and are presented in the Company's condensed consolidated financial statements as discontinued operations.
The results of the HSC business for the three months ended June 28, 2015 and June 29, 2014 were as follows (in thousands):

	Three Months Ended
	June 28, 2015	June 29, 2014
Revenues	$176	$1,006
Cost of revenues	(477)	(605)
Long-lived assets impairment	—	(8,471)
Operating expenses	(246)	(4,083)
Gain on divestiture	—	16,840
Income tax benefit (provision)	(15)	45
Net income (loss) from discontinued operations	$(562)	$4,732

Note 4. Fair Value Measurement
The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 28, 2015:

	Fair Value at Reporting Date Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash Equivalents and Short-Term Investments:
US government treasuries and agencies securities	$144,307	$—	$—	$144,307
Money market funds	48,839	—	—	48,839
Asset-backed securities	—	36,748	—	36,748
Corporate bonds	—	237,526	—	237,526
International government bonds	—	1,004	—	1,004
Corporate commercial paper	—	1,200	—	1,200
Bank deposits	—	14,250	—	14,250
Repurchase agreement	—	434	—	434
Municipal bonds	—	6,024	—	6,024
Total assets measured at fair value	$193,146	$297,186	$—	$490,332

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 29, 2015:

	Fair Value at Reporting Date Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash Equivalents and Short-Term Investments:
US government treasuries and agencies securities	$135,945	$—	$—	$135,945
Money market funds	55,578	—	—	55,578
Asset-backed securities	—	31,830	—	31,830
Corporate bonds	—	245,675	—	245,675
International government bonds	—	1,006	—	1,006
Corporate commercial paper	—	4,999	—	4,999
Bank deposits	—	16,915	—	16,915
Repurchase agreements	—	191	—	191
Municipal bonds	—	6,044	—	6,044
Total assets measured at fair value	$191,523	$306,660	$—	$498,183

U.S. government treasuries and U.S. government agency securities as of June 28, 2015 and March 29, 2015 do not include any U.S. government guaranteed bank issued paper. Corporate bonds include bank-issued securities that are guaranteed by the Federal Deposit Insurance Corporation (FDIC).
The securities in Level 1 are highly liquid and actively traded in exchange markets or over-the-counter markets. Level 2 fixed income securities are priced using quoted market prices for similar instruments, non-binding market prices that are corroborated by observable market data.

All of the Company’s available-for-sale investments are subject to a periodic impairment review. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. The Company did not record any impairment charges related to its available-for-sale investments in the three months ended June 28, 2015 and June 29, 2014.

Note 5. Investments
Available-for-Sale Securities
Available-for-sale investments at June 28, 2015 were as follows:

(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government treasuries and agencies securities	$144,133	$260	$(86)	$144,307
Money market funds	48,839	—	—	48,839
Asset-backed securities	36,752	13	(17)	36,748
Corporate bonds	237,774	143	(392)	237,525
International government bonds	1,009	—	(4)	1,005
Corporate commercial paper	1,200	—	—	1,200
Bank deposits	14,250	—	—	14,250
Repurchase agreements	434	—	—	434
Municipal bonds	5,991	38	(5)	6,024
Total available-for-sale investments	490,382	454	(504)	490,332
Less amounts classified as cash equivalents	(50,473)	—	—	(50,473)
Short-term investments	$439,909	$454	$(504)	$439,859

Available-for-sale investments at March 29, 2015 were as follows:

(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government treasuries and agencies securities	$135,570	$398	$(23)	$135,945
Money market funds	55,578	—	—	55,578
Asset-backed securities	31,830	9	(9)	31,830
Corporate bonds	245,229	567	(121)	245,675
International government bonds	1,010	—	(4)	1,006
Corporate commercial paper	4,999	—	—	4,999
Bank deposits	16,915	—	—	16,915
Repurchase agreements	191	—	—	191
Municipal bonds	6,001	45	(2)	6,044
Total available-for-sale investments	497,323	1,019	(159)	498,183
Less amounts classified as cash equivalents	(60,068)	—	—	(60,068)
Short-term investments	$437,255	$1,019	$(159)	$438,115

The cost and estimated fair value of available-for-sale securities at June 28, 2015, by contractual maturity, were as follows:

(in thousands)	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$123,288	$123,322
Due in 1-2 years	132,911	133,025
Due in 2-5 years	234,183	233,985
Total investments in available-for-sale securities	$490,382	$490,332

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses as of June 28, 2015, aggregated by investment category and length of time that individual securities have been in a continuous loss position.

	Less Than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$157,548	$(392)	$—	$—	$157,548	$(392)
Asset-backed securities	20,082	(17)	—	—	20,082	(17)
U.S. government treasuries and agencies securities	46,048	(86)	—	—	46,048	(86)
Municipal bonds	2,002	(5)	—	—	2,002	(5)
International government bonds	1,004	(4)	—	—	1,004	(4)
Total	$226,684	$(504)	$—	$—	$226,684	$(504)

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses, as of March 29, 2015, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

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

Currently, a significant portion of the Company’s available-for-sale investments that it holds are high grade instruments.  As of June 28, 2015, the unrealized losses on the Company’s available-for-sale investments represented an insignificant amount in relation to its total available-for-sale portfolio. Substantially all of the Company’s unrealized losses on its available-for-sale marketable debt instruments can be attributed to fair value fluctuations in an unstable credit environment that resulted in a decrease in the market liquidity for debt instruments.  Because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, the Company did not consider these investments to be other-than-temporarily impaired at June 28, 2015 and March 29, 2015.
Non-marketable Equity Securities
In the quarter ended December 28, 2014, the Company purchased common stock of a privately-held company for $4 million. This investment (included under Other Assets on the Condensed Consolidated Balance Sheets) is accounted for as a cost-method investment, as the Company owns less than 20% of the voting securities and does not have the ability to exercise significant influence over operating and financial policies of the entity. The Company did not record any impairment charge for this investment during the three months ended June 28, 2015.

Note 6. Stock-Based Employee Compensation
Equity Incentive Programs
The Company currently issues awards under two equity-based plans in order to provide additional incentive and retention to directors and employees who are considered to be essential to the long-range success of the Company. These plans are further described below.
2004 Equity Plan (2004 Plan)
Options granted by the Company under the 2004 Plan generally expire seven years from the date of grant and generally vest over a four-year period from the date of grant, with one-quarter of the shares of common stock vesting on the 1 year anniversary of the grant date and the remaining shares vesting monthly for the 36 months thereafter. The exercise price of the options granted by the Company under the 2004 Plan shall not be less than 100% of the fair market value for a common share subject to such option on the date the option is granted. Full value awards made under the 2004 Plan shall become vested over a period of not less than 3 years (or, if vesting is performance-based, over a period of not less than one year) following the date such award is made; provided, however, that full value awards that result in the issuance of an aggregate of up to 5% of common stock available under the 2004 Plan may be granted to any one or more participants without respect to such minimum vesting provisions. As of June 28, 2015, there were 8.5 million shares available for future grant under the 2004 Plan.
Compensation Expense
The following table summarizes stock-based compensation expense by line items appearing in the Company’s Condensed Consolidated Statement of Operations:

	Three Months Ended
(in thousands)	June 28, 2015	June 29, 2014
Cost of revenue	$683	$316
Research and development	3,632	2,521
Selling, general and administrative	3,552	2,122
Discontinued operations	(32)	54
Total stock-based compensation expense	$7,835	$5,013
The amount of stock-based compensation expense that was capitalized during the periods presented above was not material.
Stock Options
The following is a summary of the Company's stock option activity and related weighted average exercise prices for each category:

	Three Months Ended June 28, 2015
(shares in thousands)	Shares	Price
Beginning stock options outstanding	3,680	$7.71
Granted	420	21.85
Exercised (1)	(467)	7.19
Canceled	(33)	7.45
Ending stock options outstanding	3,600	$9.44
Ending stock options exercisable	2,177	$7.12

(1)	Upon exercise, the Company issues new shares of common stock.
As of June 28, 2015, the unrecognized compensation cost related to nonvested stock options, net of estimated forfeitures, was $3.0 million and will be recognized over a weighted-average period of 1.33 years.
As of June 28, 2015, stock options vested and expected to vest totaled approximately 3.3 million with a weighted-average exercise price of $8.95 and a weighted-average remaining contractual life of 3.99 years. The aggregate intrinsic value was approximately $43.1 million.
As of June 28, 2015, fully vested stock options totaled approximately 2.2 million with a weighted-average exercise price of $7.12 and a weighted-average remaining contractual life of 3.21 years. The aggregate intrinsic value was approximately $32.2 million.

Restricted Stock Units
Restricted stock units granted by the Company under the 2004 Plan generally vest over at least a three year period from the grant date with one-third of restricted stock units vesting on each one-year anniversary. As of June 28, 2015, 3.8 million restricted stock unit awards were outstanding under the 2004 Plan.
The following table summarizes the Company's restricted stock unit activity and related weighted-average exercise prices for each category for the three months ended June 28, 2015:

	Three Months Ended June 28, 2015
(shares in thousands)	Shares	Weighted-average grant date fair value per share
Beginning RSUs outstanding	3,457	$10.58
Granted	1,381	21.96
Released	(915)	9.13
Forfeited	(159)	12.32
Ending RSUs outstanding	3,764	$15.04
As of June 28, 2015, restricted stock units vested and expected to vest totaled approximately 3.0 million with a weighted-average remaining contract life of 1.74 years. The aggregate intrinsic value was approximately $65.5 million.
As of June 28, 2015, the unrecognized compensation cost related to restricted stock units granted under the Company’s equity incentive plan was approximately $31.9 million, net of estimated forfeitures, and is expected to be recognized over a weighted-average period of 1.88 years.
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
The following table summarizes the Company's performance stock unit activity and related weighted-average exercise prices for each category for the three months ended June 28, 2015:

	Three Months Ended June 28, 2015
(shares in thousands)	Shares	Weighted-average grant date fair value per share
Beginning PSUs outstanding	517	$8.06
Granted	3	8.50
Released	(89)	7.77
Forfeited	(137)	8.55
Ending PSUs outstanding	294	$7.92
As of June 28, 2015, performance stock units vested and expected to vest totaled approximately 0.2 million with a weighted-average remaining contract life of 0.87 year. The aggregate intrinsic value was approximately $4.9 million.
As of June 28, 2015, the unrecognized compensation cost related to performance stock units granted under the Company’s equity incentive plan was approximately $0.3 million, net of estimated forfeitures, and is expected to be recognized over a weighted-average period of 0.88 year.
Market-Based Stock Units
In June 2015, under the 2004 Plan, the Company granted approximately 0.2 million shares of restricted stock units with a market-based condition to a group of executive-level employees. These equity awards vest and convert into shares of the Company’s common stock based on the achievement of the Company’s relative total shareholder return over the performance period of 2 years. The earned market-based stock units will vest in two equal installments, with the first installment of vesting to occur on June 15, 2017, and the second on June 15, 2018.
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
The following weighted average assumptions were used to calculate the fair value of the market-based equity award using a Monte Carlo simulation model:

	June 15, 2015	June 15, 2014
Estimated fair value	$33.08	$21.00
Expected volatility	41.22%	34.60%
Expected term (in years)	1.80	1.80
Risk-free interest rate	0.65%	0.38%
Dividend yield	—%	—%
As of June 28, 2015, the total market-based stock units outstanding were approximately 0.8 million.
As of June 28, 2015, market-based stock units vested and expected to vest totaled approximately 0.6 million with a weighted-average remaining contract life of 1.70 years. The aggregate intrinsic value was approximately $13.6 million.
As of June 28, 2015, the unrecognized compensation cost related to market-based stock units granted under the Company’s equity incentive plans was approximately $10.9 million, net of estimated forfeitures, and is expected to be recognized over a weighted-average period of 1.76 years.
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
Activity under the Company's ESPP for the three months ended June 28, 2015 is summarized in the following table:

(in thousands, except per share amounts)
Number of shares issued	230
Average issuance price	$16.82
Number of shares available at June 28, 2015	4,148

Note 7. Stockholders' Equity
Stock Repurchase Program. In April 2015, the Company's Board of Directors approved a new share repurchase program authorization for $300 million. As of March 29, 2015, approximately $26.7 million was available for future purchase under the old program. In the three months ended June 28, 2015, the Company repurchased $1.4 million shares for $30.6 million. As of June 28, 2015, approximately $278.1 million was available for future purchase under the new share repurchase program. In fiscal

2015, the Company repurchased 5.3 million shares for $79.2 million. Shares repurchased were recorded as treasury stock and resulted in a reduction of stockholder's equity.

Note 8. Balance Sheet Detail

(in thousands)	June 28, 2015	March 29, 2015
Inventories, net
Raw materials	$4,921	$4,709
Work-in-process	19,088	18,377
Finished goods	18,694	22,324
Total inventories, net	$42,703	$45,410

Property, plant and equipment, net
Land	$11,592	$11,578
Machinery and equipment	292,021	292,180
Building and leasehold improvements	48,248	48,031
Total property, plant and equipment, gross	351,861	351,789
Less: accumulated depreciation	(287,440)	(286,281)
Total property, plant and equipment, net	$64,421	$65,508

Other accrued liabilities
Accrued restructuring costs (1)	3,710	10,512
Other (2)	7,293	7,070
Total other accrued liabilities	$11,003	$17,582

Other long-term obligations
Deferred compensation related liabilities	$14,865	$13,143
Other	5,899	4,462
Total other long-term liabilities	$20,764	$17,605

(1) Includes accrued severance costs related to the HSC business of $3.3 million and $10.2 million as of June 28, 2015 and March 29, 2015, respectively.
(2) Other current liabilities consist primarily of accrued royalties and outside commissions, short-term portion of supplier obligations and other accrued unbilled expenses.

Note 9. Deferred Income on Shipments to Distributors
Included in the caption “Deferred income on shipments to distributors” on the Consolidated Condensed Balance Sheets are amounts related to shipments to certain distributors for which revenue is not recognized until the Company's product has been sold by the distributor to an end customer. The components of deferred income on shipments to distributors as of June 28, 2015 and March 29, 2015 are as follows:

(in thousands)	June 28, 2015	March 29, 2015
Gross deferred revenue	$13,429	$19,299
Gross deferred costs	(3,049)	(3,605)
Deferred income on shipments to distributors	$10,380	$15,694

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

Note 10. Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component, net of tax, for the three months ended June 28, 2015 consisted of the following:

(in thousands)	Cumulative translation adjustments	Unrealized gain on available-for-sale investments	Pension adjustments	Total
Balance, March 29, 2015	$(3,721)	$860	$680	$(2,181)
Other comprehensive loss before reclassifications	810	(1,053)	—	(243)
Amounts reclassified out of accumulated other comprehensive income (loss)	—	143	(146)	(3)
Net current-period other comprehensive loss	810	(910)	(146)	(246)
Balance as of June 28, 2015	$(2,911)	$(50)	$534	$(2,427)

Comprehensive income components consisted of:

(in thousands)	Three Months Ended June 28, 2015	Location
Unrealized holding gains on available-for-sale investments	$143	interest and other, net
Amortization of pension benefits prior service costs	(146)	operating expense
Total amounts reclassified out of accumulated other comprehensive loss	$(3)

11. Goodwill and Intangible Assets, Net
Goodwill balances by reportable segment as of June 28, 2015 and March 29, 2015 are as follows:

Reportable Segment	(in thousands)
Communications	$122,248
Computing and Consumer	13,396
Total	$135,644
Goodwill balances as of June 28, 2015 and March 29, 2015 are net of $920.3 million and $922.5 million, respectively, in accumulated impairment losses.
Intangible asset balances as of June 28, 2015 and March 29, 2015 are summarized as follows:

	June 28, 2015
(in thousands)	Gross Assets	Accumulated Amortization	Net Assets
Purchased intangible assets:
Existing technology	$203,914	$(199,852)	$4,062
Trademarks	4,411	(3,996)	415
Customer relationships	128,787	(128,561)	226
Total purchased intangible assets	$337,112	$(332,409)	$4,703

	March 29, 2015
(in thousands)	Gross Assets	Accumulated Amortization	Net Assets (1)
Purchased intangible assets:
Existing technology	$211,170	$(206,491)	$4,679
Trademarks	4,411	(3,850)	561
Customer relationships	131,045	(130,750)	295
Total purchased intangible assets	$346,626	$(341,091)	$5,535
Amortization expense for the three months ended June 28, 2015 and June 29, 2014 was $0.8 million and $2.5 million, respectively.
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
Based on the intangible assets recorded at June 28, 2015, and assuming no subsequent additions to or impairment of the underlying assets, the remaining estimated amortization expense is expected to be as follows (in thousands):

Fiscal Year	Amount
2016 (Remaining 9 months)	$2,252
2017	2,185
2018	256
2019	10
2020 and thereafter	—
Total purchased intangible assets	$4,703

Note 12. Restructuring
The following table shows the provision of the restructuring charges and the liability remaining as of June 28, 2015:

(in thousands)	HSC Business	Other	Total
Balance as of March 29, 2015	$10,217	$295	$10,512
Provision	—	865	865
Payments and other adjustments	(6,963)	(704)	(7,667)
Balance as of June 28, 2015	$3,254	$456	$3,710
HSC Business
In fiscal 2015, the Company prepared a workforce-reduction plan (the Plan) with respect to employees of its HSC business in France and the Netherlands. The Plan sets forth the general parameters, terms and benefits for employee dismissals. The Plan was approved by the French Works Council and Labor Administrator and the related Plan details were communicated to the affected employees in France and the Netherlands. No works council consultation was required in the Netherlands. The Company has not historically offered similar termination benefits as defined in the Plan for these locations. The Plan identified the number of employees to be terminated, their job classification or function, their location and the date that the Plan was expected to be completed. The Plan also established the terms of the benefit arrangement in sufficient detail to enable the employees to determine the type and amount of benefits that they would receive if terminated. In addition, the actions required to complete the Plan indicated that it was unlikely that substantial changes to the Plan would be made after communication to the employees. Accordingly, the Company accrued restructuring charges in accordance with ASC 420, Exit or Disposal Cost Obligations. The restructuring charges recorded to discontinued operations in the Condensed Consolidated Statement of Operations were approximately $18.3 million for the fiscal year ended March 29, 2015, for a total of 53 employees in France and the Netherlands combined.
The Company expects payments to these termination benefits and to complete the restructuring action by December 2017.
Other
During the first quarter of fiscal 2016, the Company recorded other restructuring charges of $0.9 million and reduced headcount by 11 employees. As of June 28, 2015, the total accrued balance for employee severance costs related to these restructuring actions was $0.5 million. The Company expects to complete these restructuring actions during the second quarter of fiscal 2016.
During fiscal 2015, the Company recorded other restructuring charges of $1.1 million and reduced headcount by 28 employees in multiple reductions in workforce actions. During fiscal 2015, the Company paid $0.8 million related to these actions. During first quarter of fiscal 2016, the Company paid $0.3 million related to these actions. As of June 28, 2015, the total accrued balance for employee severance costs related to these restructuring actions was zero.
Note 13. Commitments and Contingencies
Warranty
The Company maintains an accrual for obligations it incurs under its standard product warranty program and customer, part, or process specific matters. The Company’s standard warranty period is one year, however in certain instances the warranty period may be extended to as long as two years. Management estimates the fair value of the Company’s warranty liability based on actual past warranty claims experience, its policies regarding customer warranty returns and other estimates about the timing and disposition of product returned under the standard program. Customer, part, or process specific accruals are estimated using a specific identification method. Historical profit and loss impact related to warranty returns activity has been minimal. The total warranty accrual was $0.1 million as of June 28, 2015 and March 29, 2015.
Litigation
In January 2012, Maxim I Properties, a general partnership that had purchased a certain parcel of real property (the Property) in 2003, filed a complaint in the Northern District of California naming approximately 30 defendants, including the Company ("Defendants"), alleging various environmental violations of the federal Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) and Resource Conservation and Recovery Act (RCRA), the California Hazardous Substance Account Act (HSAA), and other common law claims (the Complaint). The Complaint alleges that Defendants including the Company “…generated, transported, and/or arranged for the transport and/or disposal of hazardous waste to the Property.” The Complaint further alleges that Defendants are liable for the costs of investigation and remediation of the Property due to the release of hazardous substances, and that Defendants violated their duty to prevent the release of such hazardous substances. On August 15, 2012, the plaintiff voluntarily dismissed its Complaint against the Company without prejudice. However, Moyer Products, Inc., another defendant, counter-claimed against the plaintiff Maxim and cross-claimed against Defendants, including the Company, and thus the Company remains a cross-defendant in this action. In September 2012, the California Department of Toxic Substances Control (DTSC) notified the Company that it identified the Company, along with more than 50 other entities, as a respondent to DTSC's Enforcement Order, as “a generator of hazardous waste” that was sent to the Property. In April 2013, the Company, along with the other “respondent” parties, entered into a Corrective Action Consent Agreement (CACA) to conduct the Property investigation and corrective action selection. The CACA supersedes the Enforcement Order. In February 2013, the court stayed the Maxim/Moyer litigation pending the Property investigation under the CACA and DTSC's corrective action selection. On June 23, 2015, the Property investigation was deemed completed by DTSC. The DTSC continues to evaluate corrective action. The Company will continue to vigorously defend itself against the allegations in the Complaint and evaluate settlement options with Moyer upon notification from the DTSC of its corrective action selection. Because no specific corrective action has been selected yet, and thus no specific monetary demands have been made, it is not possible for the Company to estimate the potential loss or range of potential losses for these actions.
The Company is also party to various other legal proceedings and claims arising in the normal course of business. As of June 28, 2015, while the Company has accrued for specific amounts based on the probability of settlement in some of these matters, those amounts, both individually and in total, are not material to any aspect of business operations and to the consolidated financial statements. Further, with regard to these other matters, potential liability and probable losses or ranges of possible losses cannot be reasonably estimated at this time. Generally, litigation is subject to inherent uncertainties, and no assurance can be given that the Company will prevail in any particular lawsuit. Accordingly, pending lawsuits, as well as potential future litigation with other companies, could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's financial condition, results of operations or cash flows.
Note 14. Employee Benefit Plans
401(k) Plan
The Company sponsors a 401(k) retirement matching plan for qualified domestic employees.  The Company recorded expenses of approximately $1.0 million and $0.7 million in matching contributions under the plan during the three months ended June 28, 2015 and June 29, 2014, respectively.
Deferred Compensation Plans
Effective November 1, 2000, the Company established an unfunded deferred compensation plan to provide benefits to executive officers and other key employees. Under the plan, participants can defer any portion of their salary and bonus compensation into the plan and may choose from a portfolio of funds from which earnings are measured. Participant balances are always 100% vested. As of June 28, 2015 and March 29, 2015, obligations under the plan totaled approximately $14.9 million and $13.1 million. Additionally, the Company has set aside assets in a separate trust that is invested in corporate owned life insurance intended to substantially fund the liability under the plan. As of June 28, 2015 and March 29, 2015, the deferred compensation plan assets were approximately $15.1 million and $16.5 million respectively.
During the first quarter of fiscal 2013, the Company assumed a deferred compensation plan associated with the acquisition of Fox. Under this plan, participants in retirement are entitled to receive a fixed amount from the Company on a monthly basis. The Company has purchased life insurance policies with the intention of funding the liability under this plan. As of June 28, 2015 and March 29, 2015, the deferred compensation plan assets under this plan were approximately $0.8 million. As of June 28, 2015 and March 29, 2015, the deferred compensation plan liabilities under this plan were approximately $1.8 million and $1.7 million, respectively.
International Employee Benefit Plans
The Company sponsors defined-benefit pension plans, defined-contribution plans, multi-employer plans and other post-employment benefit plans covering employees in certain of the Company's international locations. As of June 28, 2015 and March 29, 2015, the net liability for all of these international benefit plans totaled $0.9 million and $1.0 million respectively.

Note 15. Income Taxes
During the three months ended June 28, 2015 and June 29, 2014, the Company recorded an income tax expense from continuing operations of $0.4 million and $0.3 million, respectively. The income tax expense recorded during the three months ended June 28, 2015 was primarily due to taxes on earnings in foreign jurisdictions. The income tax expense recorded during the three months ended June 29, 2014 was primarily due to U.S. federal and state tax on U.S. earnings.
As of June 28, 2015, the Company continued to maintain a valuation allowance against its net U.S. and foreign deferred tax assets, as the Company could not conclude that it was more likely than not that the Company would be able to realize its U.S. and foreign deferred tax assets. Given the continued improvement in the Company’s operations combined with certain tax strategies, it is reasonably possible that within the next 12 months, positive evidence will be sufficient to release a material amount of the Company’s valuation allowance. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. The exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that the Company is able to actually achieve. The Company will continue to evaluate the release of the valuation allowance on a quarterly basis.
After examination of the Company’s projected offshore cash flows, and global cash requirements, the Company determined that beginning in fiscal year 2016, the Company would no longer require 100% of its foreign generated cash to support its foreign operations. The Company plans to repatriate a portion of its current year offshore earnings to the U.S. for domestic operations. For earnings accumulated as of March 29, 2015, the Company continues to permanently reinvest such amounts in its foreign jurisdictions, except to the extent there is any previously taxed income which is expected to be repatriated. If circumstances change and it becomes apparent that some or all of those undistributed earnings of the Company's offshore subsidiary will be remitted in the foreseeable future but income taxes have not been recognized, the Company will accrue income taxes attributable to that remittance.
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
During the quarter ended June 28, 2015, the Company reached an understanding regarding the terms for settling with the U.S. Internal Revenue Service ("IRS") and closed out all positions as part of the examination of the Company's income tax returns for the fiscal years 2010 through 2012. As a result, the Company remeasured its tax positions based on the facts, circumstances, and information available at the reporting date. The outcome did not have a material effect on the Company’s financial position, cash flows or results of operations due to its tax attributes, which are fully offset by a valuation allowance.
As of June 28, 2015, the Company was under examination in Singapore. The Company's fiscal years 2009 through 2012 are under audit by the Inland Revenue Authority of Singapore. Although the final outcome is uncertain, based on currently available information, the Company believes that the ultimate outcome will not have a material adverse effect on its financial position, cash flows or results of operations.
The Company's open years in the U.S. federal jurisdiction are fiscal 2013 and later years. In addition, the Company is effectively subject to federal tax examination adjustments for tax years ended on or after fiscal year 1999, in that the Company has tax attribute carryforwards from these years that could be subject to adjustments, if and when utilized. The Company's open years in various state and foreign jurisdictions are fiscal years 2008 and later.
The Company does not expect a material change in unrecognized tax benefits within the next twelve months.
Note 16. Segment Information
The Chief Operating Decision Maker is the Company’s President and Chief Executive Officer.
The Company's reportable segments include the following:

•
Communications segment: includes clock and timing solutions, flow-control management devices including Serial RapidIO® switching solutions, multi-port products, telecommunications products, high-speed static random access memory, first in and first out, digital logic, radio frequency, and frequency control solutions.

•
Computing and Consumer segment: includes clock generation and distribution products, high-performance server memory interfaces, PCI Express switching solutions, power management solutions and signal integrity products.

The tables below provide information about these segments:

Revenues by segment	Three Months Ended
(in thousands)	June 28, 2015	June 29, 2014
Communications	$64,893	$80,986
Computing and Consumer	96,014	45,316
Total revenues	$160,907	$126,302

Income by segment from continuing operations	Three Months Ended
(in thousands)	June 28, 2015	June 29, 2014
Communications	$22,950	$29,109
Computing and Consumer	24,269	(1,732)
Unallocated expenses:
Amortization of intangible assets	(831)	(2,549)
Assets impairment and recoveries	(147)	(2,302)
Stock-based compensation expense	(7,867)	(4,959)
Severance, retention and facility closure costs	(921)	(573)
Interest income and other, net	1,702	368
Income from continuing operations, before income taxes	$39,155	$17,362

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

Revenues from unaffiliated customers by geographic area, based on the customers' shipment locations, were as follows:

	Three Months Ended
(in thousands)	June 28, 2015	June 29, 2014
APAC	$117,585	$81,799
Americas (1)	21,744	17,008
Japan	9,220	10,242
Europe	12,358	17,253
Total revenues	$160,907	$126,302

(1)	The revenues from the customers in the U.S. were $20.7 million and $15.1 million in the three months ended June 28, 2015 and June 29, 2014, respectively.
The Company utilizes global and regional distributors around the world, that buy product directly from the Company on behalf of their customers. Two distributors, Uniquest and Avnet and its affiliates accounted for 21% and 15%, respectively, of the Company's revenues in the three months ended June 28, 2015. No distributor accounted for 10% or more of the Company's revenue for the three months ended June 29, 2014.
At June 28, 2015, three distributors represented approximately 15%, 11% and 10%, respectively, of the Company’s gross accounts receivable. At March 29, 2015, two distributors represented approximately 11% and 10%, respectively, of the Company’s gross accounts receivable.
The Company’s significant operations outside of the United States include test facility in Malaysia, design centers in Canada and China, and sales subsidiaries in Japan, APAC and Europe. The Company's net property, plant and equipment, are summarized below by geographic area:

(in thousands)	June 28, 2015	March 29, 2015
United States	$38,588	$38,879
Canada	4,030	3,997
Malaysia	20,260	21,244
All other countries	1,543	1,388
Total property, plant and equipment, net	$64,421	$65,508

Note 17. Derivative Financial Instruments
As of June 28, 2015 and March 29, 2015, the Company did not have any outstanding foreign currency contracts that were designated as hedges of forecasted cash flows or capital equipment purchases. The Company does not enter into derivative financial instruments for speculative or trading purposes. The Company also has foreign exchange facilities used for hedging arrangements with banks that allow the Company to enter into foreign exchange contracts totaling approximately $20 million, all of which was available at June 28, 2015.

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
This discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and accompanying Notes included in this report and the Audited Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended March 29, 2015 filed with the SEC. Operating results for the three months ended June 28, 2015 are not necessarily indicative of operating results for an entire fiscal year.
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
For a discussion of our critical accounting policies, see Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended March 29, 2015. We believe that these accounting policies are "critical," as defined by the SEC, in that they are both highly important to the portrayal of our financial condition and results, and they require difficult management judgments, estimates and assumptions about matters that are inherently uncertain. We believe that there have been no significant changes during the three months ended June 28, 2015 to the items that we disclosed as our critical accounting policies in our Annual Report on Form 10-K for the fiscal year ended March 29, 2015.
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
For more information on our business, please see Part I, Item 1, “Business,” in our Annual Report on Form 10-K for the fiscal year ended March 29, 2015.

Recent developments
High-Speed Converter (“HSC”) Business
In fiscal 2014, we initiated a project to divest our HSC business and have classified the related assets, as held for sale. The HSC business included the assets of NXP B.V.’s Data Converter Business and Alvand Technologies, Inc., which were acquired in fiscal 2013.
On May 30, 2014, we completed the sale of certain assets related to the Alvand portion of the HSC business to a buyer pursuant to an Asset Purchase Agreement. Upon the closing of the transaction, the buyer paid us $18.0 million in cash consideration, of which $2.7 million has been held in an escrow account for a period of 18 months. We recorded a gain of $16.8 million in discontinued operations related to this divestiture during the first quarter of fiscal 2015.
Following the sale of assets related to the Alvand portion of the HSC business, the business had remaining long-lived assets classified as held for sale amounting to $8.5 million, which consisted of $2.9 million in fixed assets and $5.6 million in intangible assets. We evaluated the carrying value of the disposal group and determined that it exceeded its estimated fair value based on estimated selling price less cost to sell. Accordingly, total impairment charge of $8.5 million was recorded as loss from discontinued operations on the Condensed Consolidated Statement of Operations in the first quarter of fiscal 2015.
As of March 29, 2015, all long-lived assets related to the HSC business were fully impaired.
On April 27, 2015, we completed the sale of the remaining HSC business to eSilicon Corporation (“eSilicon”), for $1.5 million which will be paid on or before April 27, 2017. In connection with the sale, we entered into an Exclusive Intellectual Property License Agreement with eSilicon, whereby we provided an exclusive license to eSilicon to develop, manufacture, sell and maintain HSC products. In connection with the sale, the Company and eSilicon also entered into a Transition Services Agreement, whereby we will provide certain transition services over a specific period from the effective date of the sale. The transition services do not represent significant continuing involvement of the Company in the HSC business. Also, as part of the sale, we transferred to eSilicon certain equipment and inventory with net carrying value of $0.1 million.
As of June 28, 2015, we had a receivable of $1.5 million representing uncollected proceeds from the sale that was included under Other Assets on the Condensed Consolidated Balance Sheet. Given the term of the sale, we deferred the gain from this divestiture amounting to $1.4 million will recognize it into discontinued operations when collectibility becomes certain.
The HSC business was included in the Communications reportable segment. For financial statements purposes, the results of operations for the HSC business have been segregated from those of the continuing operations and are presented in the condensed consolidated financial statements as discontinued operations.
Overview
The following table and discussion provides an overview of our operating results from continuing operations for the three months ended June 28, 2015 and June 29, 2014:

	Three Months Ended
(in thousands, except for percentage)	June 28, 2015	June 29, 2014
Revenues	$160,907	$126,302
Gross profit	$99,234	$74,009
As a % of revenues	62%	59%
Operating income	$37,337	$16,500
As a % of revenues	23%	13%
Net income from continuing operations	$38,720	$17,111
As a % of revenues	24%	14%

Our revenues increased by $34.6 million, or 27%, to $160.9 million in the quarter ended June 28, 2015 compared to the quarter ended June 29, 2014. The increase was primarily due to increased unit shipments in our Computing and Consumer segment as we continued to experience increased demand for our memory interface and wireless power products. Gross profit percentage improved for the three months ended June 28, 2015 compared to the same period in fiscal 2015 primarily due to reduced manufacturing costs and improved inventory management. Net income from continuing operations was $38.7 million in the first quarter of fiscal 2016, as compared to $17.1 million in the first quarter of fiscal 2015. The increase in net income was primarily due to increased revenues and gross margin.

Results of Continuing Operations
Revenues

Revenues by segment:	Three Months Ended
(in thousands)	June 28, 2015	June 29, 2014
Communications	$64,893	$80,986
Computing and Consumer	96,014	45,316
Total revenues	$160,907	$126,302

Product groups representing greater than 10% of net revenues:	Three Months Ended
As a percentage of net revenues	June 28, 2015	June 29, 2014
Communications:
Communications timing products	17%	26%
Serial RapidIO products	*	20%
All others less than 10% individually	23%	18%
Total communications	40%	64%

Computing and Consumer:
Consumer and computing timing products	11%	16%
Memory interface products	37%	15%
All others less than 10% individually	12%	5%
Total computing and consumer	60%	36%

Total	100%	100%
* Represents less than 10% of net revenues

Communications Segment
Revenues in our Communications segment decreased $16.1 million, or 20%, to $64.9 million in the quarter ended June 28, 2015 as compared to the quarter ended June 29, 2014. The decrease was primarily due to a $12.2 million decrease in shipments of our RapidIO switching solutions products as a result of lower demand combined with $2.4 million and $2.1 million decreases in networking and communications products and in legacy products, respectively.
Computing and Consumer Segment
Revenues in our Computing and Consumer segment increased $50.7 million, or 112% to $96.0 million in the quarter ended June 28, 2015 as compared to the quarter ended June 29, 2014. The increase was primarily due to a $40.6 million increase in memory interface product revenues as a result of stronger demand combined with a $9.2 million increase in shipments of wireless power products as our wireless business continues to grow.
Revenues by Region
Revenues in the quarter ended June 28, 2015 increased primarily in APAC (Asia Pacific region excluding Japan) as compared to the quarter ended June 29, 2014. Revenues in APAC, the Americas, Japan and Europe accounted for 73%, 13%, 6% and 8%, respectively, of consolidated revenues in the quarter ended June 28, 2015 compared to 65%, 13%, 8% and 14% of our consolidated revenues in the quarter ended June 29, 2014. The APAC region continues to be our strongest region, as many of our largest customers utilize manufacturers in that region.

Gross Profit

	Three Months Ended
	June 28, 2015	June 29, 2014
Gross Profit (in thousands)	$99,234	$74,009
Gross Profit Percentage	61.7%	58.6%

Gross profit increased $25.2 million in the three months ended June 28, 2015 compared to the three months ended June 29, 2014, as a result of increased revenues combined with a higher gross margin percentage. Gross profit as a percentage of revenues increased 3.1% in the three months ended June 28, 2015 compared to the three months ended June 29, 2014. Gross profit percentage improved primarily due to reduced manufacturing costs and improved inventory management. As of June 28, 2015 and March 29, 2015, the balance of net buffer stock inventory which was built in anticipation of the transition of wafer fabrication activities to third party foundries totaled approximately $0.3 million and $0.4 million, respectively.
Operating Expenses
The following table presents our operating expenses for the three months ended June 28, 2015 and June 29, 2014:

	Three Months Ended
	June 28, 2015		June 29, 2014
(in thousands, except for percentages)	Dollar Amount	% of Net Revenue	Dollar Amount	% of Net Revenue
Research and development	$33,754	21%	$32,050	25%
Selling, general and administrative	$28,143	17%	$25,459	20%

Research and Development (R&D)
R&D expense increased $1.7 million, or 5.3%, to $33.8 million in the quarter ended June 28, 2015 compared to the quarter ended June 29, 2014. The increase was primarily due to $1.5 million increase in R&D labor and benefit related costs and a $1.1 million increase in stock-based compensation. These increases were partly offset by a $0.5 million decrease in engineering design tool license costs and a $0.4 million decrease in facilities related costs.
Selling, General and Administrative (SG&A)
SG&A expense increased $2.7 million, or 10.5%, to $28.1 million in the quarter ended June 28, 2015 as compared to the quarter ended June 29, 2014. The increase was primarily driven by a $1.4 million increase in stock-based compensation, a $1.2 million increase in labor and benefit related costs and a $0.4 million increase in accrued employee bonus expense. These increases were partly offset by $0.6 million lower amortization of intangible assets.
Interest Income and Other, Net
The components of interest income and other, net are summarized as follows:

	Three Months Ended
(in thousands)	June 28, 2015	June 29, 2014
Interest income	$1,035	$552
Other income, net	783	310
Interest income and other, net	$1,818	$862

Interest income is derived from earnings on our cash and short-term investments. Other income, net primarily consists of gains or losses in the value of deferred compensation plan assets, foreign currency gains or losses and other non-operating gains or losses. The increase in interest income in the three months ended June 28, 2015 as compared to the same periods in prior year was primarily attributable to higher level of short-term investments and interest rates. The increase in other income in the quarter ended June 28, 2015 as compared to the same quarter in prior year was primarily due to favorable impact of foreign currency fluctuations.

Income Tax Expense
During the three months ended June 28, 2015 and June 29, 2014, we recorded an income tax expense from continuing operations of $0.4 million and $0.3 million, respectively. The income tax expense recorded during the three months ended June 28, 2015 was primarily due to taxes on earnings in foreign jurisdictions. The income tax expense recorded during the three months ended June 29, 2014 was primarily due to U.S. federal and state tax on U.S. earnings.
As of June 28, 2015, we continued to maintain a valuation allowance against our net U.S. and foreign deferred tax assets, as we could not conclude that it was more likely than not that we would be able to realize our U.S. and foreign deferred tax assets. Given the continued improvement in our operations combined with certain tax strategies, it is reasonably possible that within the next 12 months, positive evidence will be sufficient to release a material amount of our valuation allowance. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. The exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve. We will continue to evaluate the release of the valuation allowance on a quarterly basis.
After examination of our projected offshore cash flows, and global cash requirements, we determined that beginning in fiscal year 2016, we would no longer require 100% of our foreign generated cash to support our foreign operations. We plan to repatriate a portion of our current year offshore earnings to the U.S. for domestic operations. For earnings accumulated as of March 29, 2015, we continue to permanently reinvest such amounts in our foreign jurisdictions, except to the extent there is any previously taxed income which is expected to be repatriated. If circumstances change and it becomes apparent that some or all of those undistributed earnings of our offshore subsidiary will be remitted in the foreseeable future but income taxes have not been recognized, we will accrue income taxes attributable to that remittance.
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
During the quarter ended June 28, 2015, we reached an understanding regarding the terms for settling with the U.S. Internal Revenue Service ("IRS") and closed out all positions as part of the examination of our income tax returns for the fiscal years 2010 through 2012. As a result, we remeasured our tax positions based on the facts, circumstances, and information available at the reporting date. The outcome did not have a material effect on our financial position, cash flows or results of operations due to our tax attributes, which are fully offset by a valuation allowance.
As of June 28, 2015, we were under examination in Singapore. Our fiscal years 2009 through 2012 are under audit by the Inland Revenue Authority of Singapore. Although the final outcome is uncertain, based on currently available information, we believe that the ultimate outcome will not have a material adverse effect on our financial position, cash flows or results of operations.
Our open years in the U.S. federal jurisdiction are fiscal 2013 and later years. In addition, we are effectively subject to federal tax examination adjustments for tax years ended on or after fiscal year 1999, in that we have tax attribute carryforwards from these years that could be subject to adjustments, if and when utilized. Our open years in various state and foreign jurisdictions are fiscal years 2008 and later.
We do not expect a material change in unrecognized tax benefits within the next twelve months.

Liquidity and Capital Resources
Our cash and cash equivalents and short-term investments were $541.0 million at June 28, 2015, an increase of $14.1 million compared to March 29, 2015.
We had no outstanding debt at June 28, 2015 and March 29, 2015.
Cash Flows from Operating Activities
Net cash provided by operating activities totaled $13.1 million in the three months ended June 28, 2015 compared to $24.1 million in the three months ended June 29, 2014. Cash provided by operating activities in the three months ended June 28, 2015 consisted of our net income of $38.2 million, adjusted to add back stock-based compensation, depreciation, amortization, impairment charges and other non-cash items which totaled $13.3 million less net gain on sale of asset of $0.3 million; and cash provided by working capital requirements. In the three months ended June 28, 2015, excluding the effects of non-cash activities, cash used by working capital requirements was $38.0 million and consisted primarily of a $19.8 million decrease in accrued compensation and related expenses, a $6.8 million increase in accounts receivable, a $6.0 million decrease in accounts payable, a $5.3 million decrease in deferred income and a $3.3 million decrease in other accrued liabilities. These working capital uses were offset in part by cash provided from a $2.7 million decrease in inventories and a $0.6 million decrease in prepaid and other assets.

Cash Flows from Investing Activities
Net cash used in investing activities in the three months ended June 28, 2015 was $6.3 million compared to net cash provided of$14.8 million in the three months ended June 29, 2014.  Net cash used in investing activities in the three months ended June 28, 2015 was primarily due to $3.6 million of expenditures to purchase capital equipment and $2.7 million for the net purchase of short-term investments.
Cash Flows from Financing Activities
Net cash used in financing activities was $23.4 million in the three months ended June 28, 2015 as compared to net cash used of $26.1 million in the three months ended June 29, 2014. Cash used in financing activities in the three months ended June 28, 2015 was primarily due to $30.6 million in stock buyback, offset in part by proceeds of $7.2 million from the exercise of employee stock options and the issuance of stock under our employee stock purchase plan.
We anticipate capital expenditures of approximately $15 million to $25 million during the next 12 months to be financed through cash generated from operations and existing cash and investments.
In addition, as much of our revenues are generated outside the U.S., a significant portion of our cash and investment portfolio accumulates in the foreign countries in which we operate. At June 28, 2015, we had cash, cash equivalents and investments of approximately $450.4 million invested overseas in accounts belonging to various IDT foreign operating entities. While these amounts are primarily invested in U.S. dollars, a portion is held in foreign currencies, and all offshore balances are exposed to local political, banking, currency control and other risks. In addition, these amounts may be subject to tax and other transfer restrictions.
We believe that existing cash and investment balances, together with cash flows from operations, will be sufficient to meet our working capital and capital expenditure needs through at least the next 12 months. We may choose to investigate other financing alternatives to supplement U.S. liquidity; however, we cannot be certain that additional financing will be available on satisfactory terms.
Off-Balance Sheet Arrangements
As of June 28, 2015, we did not have any off-balance sheet arrangements, as defined under SEC Regulation S-K Item 303(a)(4)(ii).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our interest rate risk relates primarily to our short-term investments of $439.9 million and $438.1 million as of June 28, 2015 and March 29, 2015, respectively.  By policy, we limit our exposure to long-term investments and mitigate the credit risk through diversification and adherence to a policy requiring the purchase of highly rated securities. As of June 28, 2015 and March 29, 2015, the Company’s cash, cash equivalents and investment portfolio was concentrated in securities with same day liquidity and a substantial majority of securities in our investment portfolio had maturities of less than two years. A hypothetical 10% change in interest rates would not have a material effect on the value of our investment portfolio as of June 28, 2015. We do not currently use derivative financial instruments in our investment portfolio.
At June 28, 2015 and March 29, 2015, we had no outstanding debt.
We are exposed to foreign currency exchange rate risk as a result of international sales, assets and liabilities of foreign subsidiaries, local operating expenses of our foreign entities and capital purchases denominated in foreign currencies. We may use derivative financial instruments to help manage our foreign currency exchange exposures. We do not enter into derivatives for speculative or trading purposes. We have foreign exchange facilities used for hedging arrangements with banks that allow the Company to enter into foreign exchange contracts totaling approximately $20.0 million, all of which was available at June 28, 2015. We performed a sensitivity analysis as of June 28, 2015 and March 29, 2015 and determined that, without hedging the exposure, a 10% change in the value of the U.S. dollar would result in an approximate 0.3% and 0.4% impact on gross profit margin percentage, respectively, as we operate a manufacturing testing facility in Malaysia, and an approximate 0.7% and 0.6% impact to operating expenses (as a percentage of revenue), respectively, as we operate sales offices in Japan, Taiwan and South Korea and throughout Europe and design centers in China and Canada. At June 28, 2015 and March 29, 2015, we had no outstanding foreign exchange contracts.
We did not have any material currency exposure related to any outstanding capital purchases as of June 28, 2015 and March 29, 2015.

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
At June 28, 2015, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure control and procedures were effective at a reasonable assurance level. There have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Litigation
In January 2012, Maxim I Properties, a general partnership that had purchased a certain parcel of real property (the Property) in 2003, filed a complaint in the Northern District of California naming approximately 30 defendants, including the Company ("Defendants"), alleging various environmental violations of the federal Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) and Resource Conservation and Recovery Act (RCRA), the California Hazardous Substance Account Act (HSAA), and other common law claims (the Complaint). The Complaint alleges that Defendants including the Company “…generated, transported, and/or arranged for the transport and/or disposal of hazardous waste to the Property.” The Complaint further alleges that Defendants are liable for the costs of investigation and remediation of the Property due to the release of hazardous substances, and that Defendants violated their duty to prevent the release of such hazardous substances. On August 15, 2012, the plaintiff voluntarily dismissed its Complaint against the Company without prejudice. However, Moyer Products, Inc., another defendant, counter-claimed against the plaintiff Maxim and cross-claimed against Defendants, including the Company, and thus the Company remains a cross-defendant in this action. In September 2012, the California Department of Toxic Substances Control (DTSC) notified the Company that it identified the Company, along with more than 50 other entities, as a respondent to DTSC's Enforcement Order, as “a generator of hazardous waste” that was sent to the Property. In April 2013, the Company, along with the other “respondent” parties, entered into a Corrective Action Consent Agreement (CACA) to conduct the Property investigation and corrective action selection. The CACA supersedes the Enforcement Order. In February 2013, the court stayed the Maxim/Moyer litigation pending the Property investigation under the CACA and DTSC's corrective action selection. On June 23, 2015, the Property investigation was deemed completed by the DTSC. The DTSC continues to evaluate corrective action. The Company will continue to vigorously defend itself against the allegations in the Complaint and evaluate settlement options with Moyer upon notification from DTSC of its corrective action selection. Because no specific corrective action has been selected yet, and thus no specific monetary demands have been made, it is not possible for the Company to estimate the potential loss or range of potential losses for these actions.
The Company is also party to various other legal proceedings and claims arising in the normal course of business. As of June 28, 2015, while the Company has accrued for specific amounts based on the probability of settlement in some of these matters, those amounts, both individually and in total, are not material to any aspect of business operations and to the consolidated financial statements. Further, with regard to these other matters, potential liability and probable losses or ranges of possible losses cannot be reasonably estimated at this time. Generally, litigation is subject to inherent uncertainties, and no assurance can be given that the Company will prevail in any particular lawsuit. Accordingly, pending lawsuits, as well as potential future litigation with other companies, could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's financial condition, results of operations or cash flows.
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
International operations add increased volatility to our operating results.
A substantial percentage of our total revenues are derived from international sales, as summarized below:

(percentage of total revenues)	First Three Months of Fiscal 2016	Fiscal 2015
APAC	73%	70%
Americas	13%	12%
Japan	6%	7%
Europe	8%	11%
Total	100%	100%
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

Contract pricing for raw materials and equipment used in the fabrication and assembly processes, as well as for foundry and subcontract assembly services, may also be affected by currency controls, exchange rate fluctuations and currency devaluations. We sometimes hedge currency risk for currencies that are highly liquid and freely quoted, but may not enter into hedge contracts for currencies with limited trading volume. In addition, as much of our revenues are generated outside the United States, a significant portion of our cash and investment portfolio accumulates in the foreign countries in which we operate. On June 28, 2015, we had cash, cash equivalents and investments of approximately $450.4 million invested overseas in accounts belonging to our foreign subsidiaries. While these amounts are primarily invested in U.S. dollars, a portion is held in foreign currencies, and all offshore balances are exposed to local political, banking, currency control and other risks. In addition, these amounts may be subject to tax and other transfer restrictions.
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
Over the past several years, we have made several acquisitions. As a result of these acquisitions, we had $135.6 million of goodwill and $4.7 million of intangible assets on our Condensed Consolidated Balance Sheet as of June 28, 2015. In determining fair value, we consider various factors, including our market capitalization, forecasted revenue and costs, risk-adjusted discount rates, future economic and market conditions, determination of appropriate market comparables and expected periods over which our assets will be utilized and other variables. If our assumptions regarding forecasted cash flow, revenue and margin growth rates of certain long-lived asset groups and reporting units are not achieved, an impairment review may be triggered for the remaining balance of goodwill and long-lived assets prior to the next annual review in the fourth quarter of fiscal 2016, which could result in material charges that could impact our operating results and financial position.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information with respect to repurchases of our common stock during the first quarter of fiscal 2016:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
March 30, 2015 - April 26, 2015	287,100	$20.02	287,100	$20,996,321
April 27, 2015 - May 24, 2015	731,400	$20.88	731,400	$293,383,824
May 25, 2015 - June 28, 2015	405,400	$23.54	405,400	$278,100,474
Total	1,423,900	$21.47	1,423,900

In April 2015, our Board of Directors approved a new share repurchase program authorization from $300 million. As of June 28, 2015, approximately $278.1 million was available for future purchases under the share repurchase program. Share repurchases were recorded as treasury stock and resulted in a reduction of stockholders’ equity. The program is intended to reduce the number of outstanding shares of our common stock to offset dilution from employee equity grants and increase shareholder value.

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

INTEGRATED DEVICE TECHNOLOGY, INC. Registrant
	By:	/s/ Gregory L. Waters
August 5, 2015		Gregory L. Waters President and Chief Executive Officer

/s/ Brian C. White
August 5, 2015		Brian C. White Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)