Form 10-Q
period 2015-09-27
INTEGRATED DEVICE TECHNOLOGY INC
filed 2015-10-29
CIK 703361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________
(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2015 OR

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
 ☒  Large accelerated filer                           ☐   Accelerated filer                            ☐  Non-accelerated filer               ☐ Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
The number of outstanding shares of the registrant's Common Stock, $.001 par value, as of October 26, 2015 was approximately 146,725,251.

INTEGRATED DEVICE TECHNOLOGY, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)	September 27, 2015	March 29, 2015
Assets
Current assets:
Cash and cash equivalents	$91,557	$116,945
Short-term investments	467,364	438,115
Accounts receivable, net of allowances of $4,333 and $4,664	63,373	63,618
Inventories	43,946	45,410
Income tax receivable	165	405
Prepayments and other current assets	14,930	15,636
Total current assets	681,335	680,129
Property, plant and equipment, net	64,890	65,508
Goodwill	135,644	135,644
Other intangible assets, net	12,983	5,535
Deferred non-current tax assets	643	735
Other assets	24,844	26,108
Total assets	$920,339	$913,659
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$31,730	$28,006
Accrued compensation and related expenses	27,492	43,649
Deferred income on shipments to distributors	11,476	15,694
Deferred tax liabilities	1,629	1,401
Other accrued liabilities	11,305	17,582
Total current liabilities	83,632	106,332
Deferred tax liabilities	1,135	1,121
Long-term income tax payable	226	347
Other long-term liabilities	19,619	17,605
Total liabilities	104,612	125,405
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock: $0.001 par value: 10,000 shares authorized; no shares issued	—	—
Common stock: $0.001 par value: 350,000 shares authorized; 146,673 and 148,414 shares outstanding at September 27, 2015 and March 29, 2015, respectively	147	148
Additional paid-in capital	2,537,080	2,510,868
Treasury stock at cost: 103,686 shares at September 27, 2015 and 99,849 shares at March 29, 2015, respectively	(1,177,572)	(1,100,546)
Accumulated deficit	(539,454)	(620,035)
Accumulated other comprehensive loss	(4,474)	(2,181)
Total stockholders' equity	815,727	788,254
Total liabilities and stockholders' equity	$920,339	$913,659

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
(Unaudited, in thousands, except per share data)	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Revenues	$169,498	$137,093	$330,405	$263,395
Cost of revenues	62,952	55,217	124,625	107,510
Gross profit	106,546	81,876	205,780	155,885
Operating expenses:
Research and development	35,301	30,742	69,055	62,792
Selling, general and administrative	29,227	26,795	57,370	52,254
Total operating expenses	64,528	57,537	126,425	115,046
Operating income	42,018	24,339	79,355	40,839
Interest income and other, net	1,016	405	2,834	1,267
Income before income taxes from continuing operations	43,034	24,744	82,189	42,106
Income tax provision	611	498	1,046	749
Net income from continuing operations	42,423	24,246	$81,143	$41,357

Discontinued operations:
Gain from divestiture before income taxes	—	—	—	16,840
Loss from discontinued operations before income taxes	—	(9,747)	(547)	(21,900)
Income tax provision	—	57	15	12
Net loss from discontinued operations	—	(9,804)	(562)	(5,072)

Net income	$42,423	$14,442	$80,581	$36,285

Basic net income per share - continuing operations	$0.29	$0.16	$0.55	$0.28
Basic net loss per share - discontinued operations	—	(0.06)	$—	$(0.04)
Basic net income per share	$0.29	$0.10	$0.55	$0.24

Diluted net income per share - continuing operations	$0.28	$0.16	$0.53	$0.27
Diluted net loss per share - discontinued operations	—	(0.07)	$—	$(0.03)
Diluted net income per share	$0.28	$0.09	$0.53	$0.24

Weighted average shares:
Basic	147,724	148,683	148,058	148,983
Diluted	152,152	153,784	152,997	153,816

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
(Unaudited, in thousands)	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014

Net income	$42,423	$14,442	$80,581	$36,285
Other comprehensive income (loss), net of taxes:
Currency translation adjustments, net of tax	(1,814)	(1,585)	(1,004)	(1,255)
Change in net unrealized gain (loss) on investments, net of tax	232	(448)	(678)	(16)
Actuarial loss on post-employment and post-retirement benefit plans, net of tax	(465)	(2)	(611)	(5)
Total other comprehensive loss	(2,047)	(2,035)	(2,293)	(1,276)
Comprehensive income	$40,376	$12,407	$78,288	$35,009

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
(Unaudited, in thousands)	September 27, 2015	September 28, 2014
Cash flows from operating activities:
Net income	$80,581	$36,285
Adjustments:
Depreciation	8,648	10,364
Amortization of intangible assets	2,451	4,225
Impairment of assets held for sale	—	8,471
Gain from divestiture	—	(16,840)
Gain on sale of property, plant and equipment	(325)	—
Stock-based compensation expense, net of amounts capitalized in inventory	16,416	10,665
Deferred tax provision	334	94
Tax benefit from share-based payment arrangements	(115)	—
Changes in assets and liabilities:
Accounts receivable, net	245	(8,533)
Inventories	1,400	12,158
Prepayments and other assets	2,353	1,701
Accounts payable	3,525	1,180
Accrued compensation and related expenses	(16,156)	4,113
Deferred income on shipments to distributors	(4,218)	1,491
Income taxes payable and receivable	179	(109)
Other accrued liabilities and long-term liabilities	(4,833)	4,467
Net cash provided by operating activities	90,485	69,732
Cash flows from investing activities:
Cash in escrow related to acquisitions	—	1,026
Proceeds from divestitures	—	15,300
Purchases of property, plant and equipment, net	(8,090)	(8,748)
Purchases of intangible assets	(9,900)	—
Purchases of short-term investments	(189,213)	(111,100)
Proceeds from sales of short-term investments	109,885	56,883
Proceeds from maturities of short-term investments	48,774	32,295
Net cash used in investing activities	(48,544)	(14,344)
Cash flows from financing activities:
Proceeds from issuance of common stock	9,744	10,432
Repurchase of common stock	(77,025)	(49,152)
Payment of acquisition related contingent consideration	—	(1,600)
Excess tax benefit from share-based payment arrangements	115	—
Net cash used in financing activities	(67,166)	(40,320)
Effect of exchange rates on cash and cash equivalents	(163)	(1,259)
Net (decrease) increase in cash and cash equivalents	(25,388)	13,809
Cash and cash equivalents at beginning of period	116,945	91,211
Cash and cash equivalents at end of period	$91,557	$105,020

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
Basis of Presentation.  The Company's fiscal year is the 52 or 53 week period ending on the Sunday closest to March 31. In a 52 week year, each fiscal quarter consists of 13 weeks. In a 53 week year, the additional week is usually added to the third quarter, making such quarter consist of 14 weeks. The first and second quarters of fiscal 2016 and fiscal 2015 were 13 week periods.
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

The following table sets forth the computation of basic and diluted net income per share from continuing operations:

	Three Months Ended		Six Months Ended
(in thousands, except per share amounts)	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Numerator (basic and diluted):
Net income from continuing operations	$42,423	$24,246	$81,143	$41,357

Denominator:
Weighted average common shares outstanding, basic	147,724	148,683	148,058	148,983
Dilutive effect of employee stock options and restricted stock units	4,428	5,101	4,939	4,833
Weighted average common shares outstanding, diluted	152,152	153,784	152,997	153,816

Basic net income per share from continuing operations	$0.29	$0.16	$0.55	$0.28
Diluted net income per share from continuing operations	$0.28	$0.16	$0.53	$0.27

Potential dilutive common shares of 0.7 million and 9 thousand pertaining to employee stock options and restricted stock units were excluded from the calculation of diluted earnings per share for the three months ended September 27, 2015 and September 28, 2014, respectively, because the effect would have been anti-dilutive. Potential dilutive common shares of 0.5 million and 0.7 million pertaining to employee stock options and restricted stock units were excluded from the calculation of diluted earnings per share for the six months ended September 27, 2015 and September 28, 2014, respectively, because the effect would have been anti-dilutive.

Note 3. Discontinued Operations
High-Speed Converter (“HSC”) Business
In fiscal 2014, the Company initiated a project to divest its HSC business and has classified the related assets, as held for sale. The HSC business included the assets of NXP B.V.’s Data Converter Business and Alvand Technologies, Inc., which were acquired in fiscal 2013.
On May 30, 2014, the Company completed the sale of certain assets related to the Alvand portion of the HSC business to a buyer pursuant to an Asset Purchase Agreement. Upon the closing of the transaction, the buyer paid the Company $18.0 million in cash consideration, of which $2.7 million is held in an escrow account for a period of 18 months. The Company recorded a gain of $16.8 million in discontinued operations related to this divestiture during the first quarter of fiscal 2015. The following table summarizes the components of the gain (in thousands):

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
As of September 27, 2015, the Company had a receivable of $1.5 million representing uncollected proceeds from the sale that was included under Other Assets on the Condensed Consolidated Balance Sheet. Given the term of the sale, the Company deferred the gain from this divestiture and will recognize it into discontinued operations when collectibility becomes certain. The following table summarizes the components of the deferred gain which was included under Other Long-term Liabilities on the Condensed Consolidated Balance Sheet as of September 27, 2015:

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
The results of the HSC business for the three and six months ended September 27, 2015 and September 28, 2014 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Revenues	$—	$1,332	$176	$2,338
Cost of revenues	—	(413)	(477)	(1,018)
Long-lived assets impairment	—	—	—	(8,471)
Restructuring costs (see Note 12)	—	(6,775)	—	(6,775)
Operating expenses	—	(3,891)	(246)	(7,974)
Gain on divestiture	—	—	—	16,840
Income tax provision	—	(57)	(15)	(12)
Net loss from discontinued operations	$—	$(9,804)	$(562)	$(5,072)

Note 4. Fair Value Measurement
The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 27, 2015:

	Fair Value at Reporting Date Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash Equivalents and Short-Term Investments:
US government treasuries and agencies securities	$144,368	$—	$—	$144,368
Money market funds	37,139	—	—	37,139
Asset-backed securities	—	39,656	—	39,656
Corporate bonds	—	261,023	—	261,023
International government bonds	—	1,004	—	1,004
Corporate commercial paper	—	8,546	—	8,546
Bank deposits	—	14,803	—	14,803
Repurchase agreement	—	128	—	128
Municipal bonds	—	6,011	—	6,011
Total assets measured at fair value	$181,507	$331,171	$—	$512,678

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 29, 2015:

	Fair Value at Reporting Date Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash Equivalents and Short-Term Investments:
US government treasuries and agencies securities	$135,945	$—	$—	$135,945
Money market funds	55,578	—	—	55,578
Asset-backed securities	—	31,830	—	31,830
Corporate bonds	—	245,675	—	245,675
International government bonds	—	1,006	—	1,006
Corporate commercial paper	—	4,999	—	4,999
Bank deposits	—	16,915	—	16,915
Repurchase agreements	—	191	—	191
Municipal bonds	—	6,044	—	6,044
Total assets measured at fair value	$191,523	$306,660	$—	$498,183

U.S. government treasuries and U.S. government agency securities as of September 27, 2015 and March 29, 2015 do not include any U.S. government guaranteed bank issued paper.
The securities in Level 1 are highly liquid and actively traded in exchange markets or over-the-counter markets. Level 2 fixed income securities are priced using quoted market prices for similar instruments, non-binding market prices that are corroborated by observable market data.

All of the Company’s available-for-sale investments are subject to a periodic impairment review. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. The Company did not record any impairment charges related to its available-for-sale investments in the three and six months ended September 27, 2015 and September 28, 2014.

Note 5. Investments
Available-for-Sale Securities
Available-for-sale investments at September 27, 2015 were as follows:

(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government treasuries and agencies securities	$144,033	$353	$(18)	$144,368
Money market funds	37,139	—	—	37,139
Asset-backed securities	39,656	17	(17)	39,656
Corporate bonds	261,206	184	(367)	261,023
International government bonds	1,007	—	(3)	1,004
Corporate commercial paper	8,546	—	—	8,546
Bank deposits	14,803	—	—	14,803
Repurchase agreements	128	—	—	128
Municipal bonds	5,978	35	(2)	6,011
Total available-for-sale investments	512,496	589	(407)	512,678
Less amounts classified as cash equivalents	(45,314)	—	—	(45,314)
Short-term investments	$467,182	$589	$(407)	$467,364

Available-for-sale investments at March 29, 2015 were as follows:

(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government treasuries and agencies securities	$135,570	$398	$(23)	$135,945
Money market funds	55,578	—	—	55,578
Asset-backed securities	31,830	9	(9)	31,830
Corporate bonds	245,229	567	(121)	245,675
International government bonds	1,010	—	(4)	1,006
Corporate commercial paper	4,999	—	—	4,999
Bank deposits	16,915	—	—	16,915
Repurchase agreements	191	—	—	191
Municipal bonds	6,001	45	(2)	6,044
Total available-for-sale investments	497,323	1,019	(159)	498,183
Less amounts classified as cash equivalents	(60,068)	—	—	(60,068)
Short-term investments	$437,255	$1,019	$(159)	$438,115

The cost and estimated fair value of available-for-sale securities at September 27, 2015, by contractual maturity, were as follows:

(in thousands)	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$130,921	$130,974
Due in 1-2 years	142,268	142,417
Due in 2-5 years	239,299	239,287
Total investments in available-for-sale securities	$512,488	$512,678

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses as of September 27, 2015, aggregated by investment category and length of time that individual securities have been in a continuous loss position.

	Less Than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$151,943	$(366)	$—	$—	$151,943	$(366)
Asset-backed securities	17,306	(17)	—	—	17,306	(17)
U.S. government treasuries and agencies securities	38,447	(18)	—	—	38,447	(18)
Municipal bonds	2,003	(3)	—	—	2,003	(3)
International government bonds	1,004	(3)	—	—	1,004	(3)
Total	$210,703	$(407)	$—	$—	$210,703	$(407)

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

Currently, a significant portion of the Company’s available-for-sale investments that it holds are high grade instruments.  As of September 27, 2015, the unrealized losses on the Company’s available-for-sale investments represented an insignificant amount in relation to its total available-for-sale portfolio. Substantially all of the Company’s unrealized losses on its available-for-sale marketable debt instruments can be attributed to fair value fluctuations in an unstable credit environment that resulted in a decrease in the market liquidity for debt instruments.  Because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, the Company did not consider these investments to be other-than-temporarily impaired at September 27, 2015 and March 29, 2015.
Non-marketable Equity Securities
In the quarter ended December 28, 2014, the Company purchased common stock of a privately-held company for $4 million. This investment (included under Other Assets on the Condensed Consolidated Balance Sheets) is accounted for as a cost-method investment, as the Company owns less than 20% of the voting securities and does not have the ability to exercise significant influence over operating and financial policies of the entity. The Company did not record any impairment charge for this investment during the three and six months ended September 27, 2015.

Note 6. Stock-Based Employee Compensation
Equity Incentive Programs
The Company currently issues awards under two equity-based plans in order to provide additional incentive and retention to directors and employees who are considered to be essential to the long-range success of the Company. These plans are further described below.
2004 Equity Plan (2004 Plan)
Options granted by the Company under the 2004 Plan generally expire seven years from the date of grant and generally vest over a four-year period from the date of grant, with one-quarter of the shares of common stock vesting on the 1 year anniversary of the grant date and the remaining shares vesting monthly for the 36 months thereafter. The exercise price of the options granted by the Company under the 2004 Plan shall not be less than 100% of the fair market value for a common share subject to such option on the date the option is granted. Full value awards made under the 2004 Plan shall become vested over a period of not less than 3 years (or, if vesting is performance-based, over a period of not less than one year) following the date such award is made; provided, however, that full value awards that result in the issuance of an aggregate of up to 5% of common stock available under the 2004 Plan may be granted to any one or more participants without respect to such minimum vesting provisions. As of September 27, 2015, there were 8.3 million shares available for future grant under the 2004 Plan.
Compensation Expense
The following table summarizes stock-based compensation expense by line items appearing in the Company’s Condensed Consolidated Statement of Operations:

	Three Months Ended		Six Months Ended
(in thousands)	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Cost of revenue	$645	$439	$1,327	$755
Research and development	3,543	2,465	7,175	4,986
Selling, general and administrative	4,393	3,029	7,946	5,151
Discontinued operations	—	(281)	(32)	(227)
Total stock-based compensation expense	$8,581	$5,652	$16,416	$10,665
The amount of stock-based compensation expense that was capitalized during the periods presented above was not material.
Stock Options
The following is a summary of the Company's stock option activity and related weighted average exercise prices for each category:

	Six Months Ended September 27, 2015
(shares in thousands)	Shares	Price
Beginning stock options outstanding	3,680	$7.71
Granted	420	21.85
Exercised (1)	(574)	6.98
Canceled	(39)	6.99
Ending stock options outstanding	3,487	$9.55
Ending stock options exercisable	2,227	$7.23

(1)	Upon exercise, the Company issues new shares of common stock.
As of September 27, 2015, the unrecognized compensation cost related to nonvested stock options, net of estimated forfeitures, was $2.6 million and will be recognized over a weighted-average period of 1.23 years.
As of September 27, 2015, stock options vested and expected to vest totaled approximately 3.3 million with a weighted-average exercise price of $9.10 and a weighted-average remaining contractual life of 3.41 years. The aggregate intrinsic value was approximately $35.6 million.

As of September 27, 2015, fully vested stock options totaled approximately 2.2 million with a weighted-average exercise price of $7.23 and a weighted-average remaining contractual life of 2.68 years. The aggregate intrinsic value was approximately $28.1 million.
Restricted Stock Units
Restricted stock units granted by the Company under the 2004 Plan generally vest over at least a three year period from the grant date with one-third of restricted stock units vesting on each one-year anniversary. As of September 27, 2015, 3.7 million restricted stock unit awards were outstanding under the 2004 Plan.
The following table summarizes the Company's restricted stock unit activity and related weighted-average exercise prices for each category for the six months ended September 27, 2015:

	Six Months Ended September 27, 2015
(shares in thousands)	Shares	Weighted-average grant date fair value per share
Beginning RSUs outstanding	3,457	$10.58
Granted	1,529	21.73
Released	(1,023)	9.71
Forfeited	(277)	12.37
Ending RSUs outstanding	3,686	$15.31
As of September 27, 2015, restricted stock units vested and expected to vest totaled approximately 3.0 million with a weighted-average remaining contract life of 1.59 years. The aggregate intrinsic value was approximately $59.2 million.
As of September 27, 2015, the unrecognized compensation cost related to restricted stock units granted under the Company’s equity incentive plan was approximately $28.9 million, net of estimated forfeitures, and is expected to be recognized over a weighted-average period of 1.72 years.
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
The following table summarizes the Company's performance stock unit activity and related weighted-average exercise prices for each category for the six months ended September 27, 2015:

	Six Months Ended September 27, 2015
(shares in thousands)	Shares	Weighted-average grant date fair value per share
Beginning PSUs outstanding	517	$8.06
Granted	58	8.50
Released	(157)	8.11
Forfeited	(143)	8.63
Ending PSUs outstanding	275	$7.82
As of September 27, 2015, performance stock units vested and expected to vest totaled approximately 0.2 million with a weighted-average remaining contract life of 0.68 year. The aggregate intrinsic value was approximately $4.2 million.
As of September 27, 2015, the unrecognized compensation cost related to performance stock units granted under the Company’s equity incentive plan was approximately $5.3 million, net of estimated forfeitures, and is expected to be recognized over a weighted-average period of 0.68 year.
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
As of September 27, 2015, the total market-based stock units outstanding were approximately 0.8 million.
As of September 27, 2015, market-based stock units vested and expected to vest totaled approximately 0.6 million with a weighted-average remaining contract life of 1.46 years. The aggregate intrinsic value was approximately $12.7 million.
As of September 27, 2015, the unrecognized compensation cost related to market-based stock units granted under the Company’s equity incentive plans was approximately $9.6 million, net of estimated forfeitures, and is expected to be recognized over a weighted-average period of 1.52 years.
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
Activity under the Company's ESPP for the six months ended September 27, 2015 is summarized in the following table:

(in thousands, except per share amounts)
Number of shares issued	341
Average issuance price	$16.84
Number of shares available at September 27, 2015	4,038

Note 7. Stockholders' Equity
Stock Repurchase Program. In April 2015, the Company's Board of Directors approved a new share repurchase program authorization for $300 million. In the three and six months ended September 27, 2015, the Company repurchased 2.4 million shares for $46.4 million and 3.8 million shares for $77.0 million, respectively. Of the total repurchases for the six months ended September 27, 2015, $69.1 million was from the new authorization. As of September 27, 2015, approximately $230.9 million was available for future purchase under the new share repurchase program. In October 2015, the Company's Board of Directors approved an increase in the share repurchase authorization by another $300 million.

Note 8. Balance Sheet Detail

(in thousands)	September 27, 2015	March 29, 2015
Inventories, net
Raw materials	$4,546	$4,709
Work-in-process	21,810	18,377
Finished goods	17,590	22,324
Total inventories, net	$43,946	$45,410

Property, plant and equipment, net
Land	$11,508	$11,578
Machinery and equipment	252,612	292,180
Building and leasehold improvements	48,080	48,031
Total property, plant and equipment, gross	312,200	351,789
Less: accumulated depreciation	(247,310)	(286,281)
Total property, plant and equipment, net	$64,890	$65,508

Other accrued liabilities
Accrued restructuring costs (1)	$4,191	$10,512
Other (2)	7,114	7,070
Total other accrued liabilities	$11,305	$17,582

Other long-term obligations
Deferred compensation related liabilities	$13,645	$13,143
Other	5,974	4,462
Total other long-term liabilities	$19,619	$17,605

(1) Includes accrued severance costs related to the HSC business of $2.2 million and $10.2 million as of September 27, 2015 and March 29, 2015, respectively.
(2) Other current liabilities consist primarily of accrued royalties and outside commissions, short-term portion of supplier obligations and other accrued unbilled expenses.

Note 9. Deferred Income on Shipments to Distributors
Included in the caption “Deferred income on shipments to distributors” on the Consolidated Condensed Balance Sheets are amounts related to shipments to certain distributors for which revenue is not recognized until the Company's product has been sold by the distributor to an end customer. The components of deferred income on shipments to distributors as of September 27, 2015 and March 29, 2015 are as follows:

(in thousands)	September 27, 2015	March 29, 2015
Gross deferred revenue	$14,692	$19,299
Gross deferred costs	(3,216)	(3,605)
Deferred income on shipments to distributors	$11,476	$15,694

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

Note 10. Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component, net of tax, for the six months ended September 27, 2015 consisted of the following:

(in thousands)	Cumulative translation adjustments	Unrealized gain on available-for-sale investments	Pension adjustments	Total
Balance, March 29, 2015	$(3,721)	$860	$680	$(2,181)
Other comprehensive loss before reclassifications	(1,004)	(903)	—	(1,907)
Amounts reclassified out of accumulated other comprehensive income (loss)	—	225	(611)	(386)
Net current-period other comprehensive loss	(1,004)	(678)	(611)	(2,293)
Balance as of September 27, 2015	$(4,725)	$182	$69	$(4,474)

Comprehensive income components consisted of:

(in thousands)	Six Months Ended September 27, 2015	Location
Unrealized holding gains on available-for-sale investments	$225	interest and other, net
Amortization of pension benefits prior service costs	(611)	operating expense
Total amounts reclassified out of accumulated other comprehensive loss	$(386)

11. Goodwill and Intangible Assets, Net
Goodwill balances by reportable segment as of September 27, 2015 and March 29, 2015 are as follows:

Reportable Segment	(in thousands)
Communications	$122,248
Computing and Consumer	13,396
Total	$135,644
Goodwill balances as of September 27, 2015 and March 29, 2015 are net of $920.3 million and $922.5 million, respectively, in accumulated impairment losses.
Intangible asset balances as of September 27, 2015 and March 29, 2015 are summarized as follows:

	September 27, 2015
(in thousands)	Gross Assets	Accumulated Amortization	Net Assets
Purchased intangible assets:
Existing technology	$203,914	$(200,468)	$3,446
Trademarks	4,411	(4,100)	311
Customer relationships	128,787	(128,591)	196
Intellectual property licenses	9,900	(870)	9,030
Total purchased intangible assets	$347,012	$(334,029)	$12,983

	March 29, 2015
(in thousands)	Gross Assets	Accumulated Amortization	Net Assets
Purchased intangible assets:
Existing technology	$211,170	$(206,491)	$4,679
Trademarks	4,411	(3,850)	561
Customer relationships	131,045	(130,750)	295
Total purchased intangible assets	$346,626	$(341,091)	$5,535

During the three months ended September 27, 2015, the Company individually purchased intangible assets with a total cost of $9.9 million and an average estimated useful life of 6.25 years These intangible assets are comprised of intellectual property licenses that are being used by the Company in the development, manufacture and sale of certain products.
Amortization expense for the three months ended September 27, 2015 and September 28, 2014 was $1.6 million and $1.7 million, respectively. Amortization expense for the six months ended September 27, 2015 and September 28, 2014 was 2.5 million and 4.2 million, respectively.
During the first quarter of fiscal 2015, the Company recorded an impairment charge relating to the HSC assets held for sale of $5.6 million, which consisted of existing technology of $4.6 million, customer relationships of $0.9 million and non-compete agreements of $0.1 million. Refer to Note 3 for additional information.
The intangible assets are being amortized over estimated useful lives of 3 to 7.5 years.

Based on the intangible assets recorded at September 27, 2015, and assuming no subsequent additions to or impairment of the underlying assets, the remaining estimated amortization expense is expected to be as follows (in thousands):

Fiscal Year	Amount
2016 (Remaining 6 months)	$2,241
2017	3,666
2018	1,736
2019	1,490
2020 and there after	3,850
Total purchased intangible assets	$12,983
Note 12. Restructuring
The following table shows the provision of the restructuring charges and the liability remaining as of September 27, 2015:

(in thousands)	HSC Business	Other	Total
Balance as of March 29, 2015	$10,217	$295	$10,512
Provision	—	2,902	2,902
Payments and other adjustments	(7,994)	(1,229)	(9,223)
Balance as of September 27, 2015	$2,223	$1,968	$4,191
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
Other
During the first quarter of fiscal 2016, the Company recorded other charges of $0.9 million and reduced headcount by 11 employees. During the second quarter of fiscal 2016, the Company recorded additional charges of $2.0 million and reduced headcount by 24 employees. During the six months ended September 27, 2015, the Company paid $0.9 million related to these actions. As of September 27, 2015, the total accrued balance for employee severance costs related to these actions was $2.0 million. The Company expects to complete these actions by the fourth quarter of fiscal 2016.
During fiscal 2015, the Company recorded other charges of $1.1 million and reduced headcount by 28 employees in multiple reductions in workforce actions. During fiscal 2015, the Company paid $0.8 million related to these actions. During first quarter of fiscal 2016, the Company paid $0.3 million related to these actions, which reduced the total accrual balance to zero.
Note 13. Commitments and Contingencies
Warranty
The Company maintains an accrual for obligations it incurs under its standard product warranty program and customer, part, or process specific matters. The Company’s standard warranty period is one year, however in certain instances the warranty period may be extended to as long as two years. Management estimates the fair value of the Company’s warranty liability based on actual past warranty claims experience, its policies regarding customer warranty returns and other estimates about the timing and disposition of product returned under the standard program. Customer, part, or process specific accruals are estimated using a specific identification method. Historical profit and loss impact related to warranty returns activity has been minimal. The total warranty accrual was $0.1 million as of September 27, 2015 and March 29, 2015.
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
The Company is also party to various other legal proceedings and claims arising in the normal course of business. As of September 27, 2015, while the Company has accrued for specific amounts based on the probability of settlement in some of these matters, those amounts, both individually and in total, are not material to any aspect of business operations and to the consolidated financial statements. Further, with regard to these other matters, potential liability and probable losses or ranges of possible losses cannot be reasonably estimated at this time. Generally, litigation is subject to inherent uncertainties, and no assurance can be given that the Company will prevail in any particular lawsuit. Accordingly, pending lawsuits, as well as potential future litigation with other companies, could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's financial condition, results of operations or cash flows.
Note 14. Employee Benefit Plans
401(k) Plan
The Company sponsors a 401(k) retirement matching plan for qualified domestic employees.  The Company recorded expenses of approximately $1.5 million and $1.3 million in matching contributions under the plan during the six months ended September 27, 2015 and September 28, 2014, respectively.
Deferred Compensation Plans
Effective November 1, 2000, the Company established an unfunded deferred compensation plan to provide benefits to executive officers and other key employees. Under the plan, participants can defer any portion of their salary and bonus compensation into the plan and may choose from a portfolio of funds from which earnings are measured. Participant balances are always 100% vested. As of September 27, 2015 and March 29, 2015, obligations under the plan totaled approximately $13.6 million and $13.1 million. Additionally, the Company has set aside assets in a separate trust that is invested in corporate owned life insurance intended to substantially fund the liability under the plan. As of September 27, 2015 and March 29, 2015, the deferred compensation plan assets were approximately $14.2 million and $16.5 million respectively.
During the first quarter of fiscal 2013, the Company assumed a deferred compensation plan associated with the acquisition of Fox. Under this plan, participants in retirement are entitled to receive a fixed amount from the Company on a monthly basis. The Company has purchased life insurance policies with the intention of funding the liability under this plan. As of September 27, 2015 and March 29, 2015, the deferred compensation plan assets under this plan were approximately $0.8 million. As of September 27, 2015 and March 29, 2015, the deferred compensation plan liabilities under this plan were approximately $1.8 million and $1.7 million, respectively.

International Employee Benefit Plans
The Company sponsors defined-benefit pension plans, defined-contribution plans, multi-employer plans and other post-employment benefit plans covering employees in certain of the Company's international locations. As of September 27, 2015 and March 29, 2015, the net liability for all of these international benefit plans totaled $0.7 million and $1.0 million respectively.

Note 15. Income Taxes
During the three and six months ended September 27, 2015, the Company recorded an income tax expense from continuing operations of $0.6 million and 1.0 million, respectively. The income tax expense recorded in the three and six months ended September 27, 2015 was primarily due to taxes on earnings in foreign jurisdictions. The Company recorded an income tax expense from continuing operations of 0.5 million and 0.7 million in the three and six months ended September 28, 2014, respectively. The income tax expense recorded in the three and six months ended September 28, 2014 was primarily due to taxes on earnings in foreign jurisdictions.
As of September 27, 2015, the Company continued to maintain a valuation allowance against its net U.S. and foreign deferred tax assets, as the Company could not conclude that it was more likely than not that the Company would be able to realize its U.S. and foreign deferred tax assets. Given the continued improvement in the Company’s operations combined with certain tax strategies, it is reasonably possible that within the next 12 months, positive evidence will be sufficient to release a material amount of the Company’s valuation allowance. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. The exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that the Company is able to actually achieve. The Company will continue to evaluate the release of the valuation allowance on a quarterly basis.
After examination of the Company’s projected offshore cash flows, and global cash requirements, the Company determined that beginning in fiscal year 2016, the Company would no longer require 100% of its foreign generated cash to support its foreign operations. The Company plans to repatriate a portion of its current year offshore earnings to the U.S. for domestic operations, and has accrued for the related tax impacts accordingly. For earnings accumulated as of March 29, 2015, the Company continues to permanently reinvest such amounts in its foreign jurisdictions, except to the extent there is any previously taxed income which is expected to be repatriated. If circumstances change and it becomes apparent that some or all of those undistributed earnings of the Company's offshore subsidiary will be remitted in the foreseeable future but income taxes have not been recognized, the Company will accrue income taxes attributable to that remittance.
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
As of September 27, 2015, the Company was under examination in Singapore. The Company's fiscal years 2009 through 2012 are under audit by the Inland Revenue Authority of Singapore. Although the final outcome is uncertain, based on currently available information, the Company believes that the ultimate outcome will not have a material adverse effect on its financial position, cash flows or results of operations.
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
On July 27, 2015, in Altera Corp. v. Commissioner, the U.S. Tax Court issued an opinion related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. A final decision has yet to be issued by the Tax Court due to other outstanding issues related to the case. At this time, the U.S. Department of the Treasury has not withdrawn the requirement to include stock-based compensation from its regulations. Due to the uncertainty surrounding the status of the current regulations, questions related to the scope of potential benefits, and the risk of the Tax Court’s decision being overturned upon appeal, the Company has not recorded any benefit as of September 27, 2015. The Company will continue to monitor ongoing developments and potential impacts to our financial statements.

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

The tables below provide information about these segments:

Revenues by segment	Three Months Ended		Six Months Ended
(in thousands)	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Communications	$72,271	$79,771	$137,164	$160,757
Computing and Consumer	97,227	57,322	193,241	102,638
Total revenues	$169,498	$137,093	$330,405	$263,395

Income by segment from continuing operations	Three Months Ended		Six Months Ended
(in thousands)	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Communications	$27,401	$30,436	$50,351	$59,548
Computing and Consumer	25,417	2,010	49,686	278
Unallocated expenses:
Amortization of intangible assets	(751)	(1,676)	(1,583)	(4,225)
Assets impairment and recoveries	28	(401)	(119)	(2,703)
Stock-based compensation expense	(8,581)	(5,933)	(16,447)	(10,895)
Severance, retention and facility closure costs	(2,048)	(339)	(2,969)	(912)
Interest income and other, net	1,568	647	3,270	1,015
Income from continuing operations, before income taxes	$43,034	$24,744	$82,189	$42,106

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

Revenues from unaffiliated customers by geographic area, based on the customers' shipment locations, were as follows:

	Three Months Ended		Six Months Ended
(in thousands)	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
APAC	$131,361	$90,059	$248,946	$171,857
Americas (1)	16,950	19,753	38,695	36,761
Japan	7,525	10,447	16,745	20,689
Europe	13,662	16,834	26,019	34,088
Total revenues	$169,498	$137,093	$330,405	$263,395

(1)
The revenues from the customers in the U.S. were $15.6 million and $17.4 million in the three months ended September 27, 2015 and September 28, 2014, respectively. The revenues from the customers in the U.S. were $36.3 million and $32.5 million in the six months ended September 27, 2015 and September 28, 2014, respectively.

The Company utilizes global and regional distributors around the world, that buy product directly from the Company on behalf of their customers. Three distributors, Uniquest, SK Hynix and its affiliates, and Avnet and its affiliates accounted for 16%, 15%, and 12%, respectively, of the Company's revenues in the three months ended September 27, 2015. Three distributors, Uniquest, SK Hynix and its affiliates, and Avnet and its affiliates accounted for 19%, 13% and 12%, respectively, of the Company's revenues in the six months ended September 27, 2015. Two distributors, Uniquest and Avnet and its affiliates accounted for 13% and 12%, respectively, of the Company's revenues in the three months ended September 28, 2014. Two distributors, Avnet and its affiliates, and Uniquest accounted for 12% and 11%, respectively, of the Company's revenues in the six months ended September 28, 2014.
At September 27, 2015, two distributors represented approximately 15% and 12%, respectively, of the Company’s gross accounts receivable. At March 29, 2015, two distributors represented approximately 11% and 10%, respectively, of the Company’s gross accounts receivable.
The Company’s significant operations outside of the United States include a test facility in Malaysia, design centers in Canada and China, and sales subsidiaries in Japan, APAC and Europe. The Company's net property, plant and equipment, are summarized below by geographic area:

(in thousands)	September 27, 2015	March 29, 2015
United States	$38,151	$38,879
Canada	3,745	3,997
Malaysia	21,474	21,244
All other countries	1,520	1,388
Total property, plant and equipment, net	$64,890	$65,508

Note 17. Derivative Financial Instruments
As of September 27, 2015 and March 29, 2015, the Company did not have any outstanding foreign currency contracts that were designated as hedges of forecasted cash flows or capital equipment purchases. The Company does not enter into derivative financial instruments for speculative or trading purposes. The Company also has foreign exchange facilities used for hedging arrangements with banks that allow the Company to enter into foreign exchange contracts totaling approximately $20 million, all of which was available at September 27, 2015.

Note 18. Subsequent Events
Pending Acquisition of Zentrum Mikroelektonik Dresden AG
On October 23, 2015, the Company (the Buyer) and Global ASIC GmbH, ELBER GmBH and Freistaat Sachsen (collectively, the Sellers) entered into a Share Purchase and Transfer Agreement (the Purchase Agreement). The Purchase Agreement provides that, on and subject to the terms of the Purchase Agreement, the Company will purchase all of the outstanding no-par-value shares of Zentrum Mikroelektronik Dresden AG, a German stock corporation (ZMD) from the Sellers in exchange for an aggregate fixed cash purchase price of the Euro equivalent of $310 million (the Acquisition). ZMD delivers leadership products and technology in three major areas - automotive, analog signal processing, and power management.  Through this acquisition, the Company expects to gain immediate automotive sales channel leverage for new designs in wireless charging, power management, and timing and signal conditioning.
The consummation of the Acquisition is subject to satisfaction of the condition precedent of WGZ Bank AG, Düsseldorf, Germany, having released its pledge over the shares of Global ASIC GmbH in ZMD and certain other security related to the shares held by Global ASIC GmbH. The closing of the Acquisition is expected to occur in December 2015, or such other date as may be agreed upon by the parties.
New Share Repurchase Authorization
In October 2015, the Company’s Board of Directors approved an increase in the Company’s share repurchase authorization by another $300 million. This is incremental to the prior authorization and to the remaining repurchase authorization balance as of September 27, 2015 of $230.9 million. The Company intends to fund this incremental $300 million through debt financing, subject to market conditions, and execute this portion of the Company’s buyback on an accelerated pace.

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
This discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and accompanying Notes included in this report and the Audited Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended March 29, 2015 filed with the SEC. Operating results for the three and six months ended September 27, 2015 are not necessarily indicative of operating results for an entire fiscal year.
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
For a discussion of our critical accounting policies, see Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended March 29, 2015. We believe that these accounting policies are "critical," as defined by the SEC, in that they are both highly important to the portrayal of our financial condition and results, and they require difficult management judgments, estimates and assumptions about matters that are inherently uncertain. We believe that there have been no significant changes during the three and six months ended September 27, 2015 to the items that we disclosed as our critical accounting policies in our Annual Report on Form 10-K for the fiscal year ended March 29, 2015.
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
As of September 27, 2015, we had a receivable of $1.5 million representing uncollected proceeds from the sale that was included under Other Assets on the Condensed Consolidated Balance Sheet. Given the term of the sale, we deferred the gain from this divestiture amounting to $1.4 million and will recognize it into discontinued operations when collectibility becomes certain.
The HSC business was included in the Communications reportable segment. For financial statements purposes, the results of operations for the HSC business have been segregated from those of the continuing operations and are presented in the condensed consolidated financial statements as discontinued operations.
Subsequent Events
Pending Acquisition of Zentrum Mikroelektonik Dresden AG
On October 23, 2015, we (the Buyer) and Global ASIC GmbH, ELBER GmBH and Freistaat Sachsen (collectively, the Sellers) entered into a Share Purchase and Transfer Agreement (the Purchase Agreement). The Purchase Agreement provides that, on and subject to the terms of the Purchase Agreement, we will purchase all of the outstanding no-par-value shares of Zentrum Mikroelektronik Dresden AG, a German stock corporation (ZMD) from the Sellers in exchange for an aggregate fixed cash purchase price of the Euro equivalent of $310 million (the Acquisition). ZMD delivers leadership products and technology in three major areas - automotive, analog signal processing, and power management.  Through this acquisition, we expect to gain immediate automotive sales channel leverage for new designs in wireless charging, power management, and timing and signal conditioning.
The consummation of the Acquisition is subject to satisfaction of the condition precedent of WGZ Bank AG, Düsseldorf, Germany, having released its pledge over the shares of Global ASIC GmbH in ZMD and certain other security related to the shares held by Global ASIC GmbH. The closing of the Acquisition is expected to occur in December 2015, or such other date as may be agreed upon by the parties.
New Share Repurchase Authorization
In October 2015, our Board of Directors approved an increase in the share repurchase authorization by another $300 million. This is incremental to the prior authorization and to the remaining repurchase authorization balance as of September 27, 2015 of $230.9 million. We intend to fund this incremental $300 million through debt financing, subject to market conditions, and execute this portion of our buyback on an accelerated pace.

Overview
The following table and discussion provides an overview of our operating results from continuing operations for the three and six months ended September 27, 2015 and September 28, 2014:

	Three Months Ended		Six Months Ended
(in thousands, except for percentage)	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Revenues	$169,498	$137,093	$330,405	$263,395
Gross profit	$106,546	$81,876	$205,780	$155,885
As a % of revenues	63%	60%	62%	59%
Operating income	$42,018	$24,339	$79,355	$40,839
As a % of revenues	25%	18%	24%	16%
Net income from continuing operations	$42,423	$24,246	$81,143	$41,357
As a % of revenues	25%	18%	25%	16%

Our revenues increased by $32.4 million, or 24%, to $169.5 million in the quarter ended September 27, 2015 compared to the quarter ended September 28, 2014. The increase was primarily due to increased unit shipments in our Computing and Consumer segment as we continued to experience increased demand for our memory interface and wireless power products. Gross profit percentage improved for the three months ended September 27, 2015 compared to the same period in fiscal 2015 primarily due to reduced manufacturing costs and improved inventory management. Net income from continuing operations was $42.4 million in the second quarter of fiscal 2016, as compared to $24.2 million in the second quarter of fiscal 2015. The increase in net income was primarily due to increased revenues and gross margin.
Results of Continuing Operations
Revenues

Revenues by segment:	Three Months Ended		Six Months Ended
(in thousands)	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Communications	$72,271	$79,771	$137,164	$160,757
Computing and Consumer	97,227	57,322	193,241	102,638
Total revenues	$169,498	$137,093	$330,405	$263,395

Product groups representing greater than 10% of net revenues:	Three Months Ended		Six Months Ended
As a percentage of net revenues	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Communications:
Communications timing products	15%	24%	16%	25%
Serial RapidIO products	14%	19%	11%	19%
All others less than 10% individually	14%	15%	15%	17%
Total communications	43%	58%	42%	61%

Computing and Consumer:
Consumer and computing timing products	9%	16%	10%	16%
Memory interface products	35%	19%	36%	17%
All others less than 10% individually	13%	7%	12%	6%
Total computing and consumer	57%	42%	58%	39%

Total	100%	100%	100%	100%

Communications Segment
Revenues in our Communications segment decreased $7.5 million, or 9%, to $72.3 million in the quarter ended September 27, 2015 as compared to the quarter ended September 28, 2014. The decrease was primarily due to a $2.3 million decrease in shipments of our RapidIO switching solutions products as a result of lower demand combined with $4.5 million and $1.5 million decreases in networking and communications products and in legacy products, respectively.
Revenues in our Communications segment decreased $23.6 million, or 15%, to $137.2 million in the six months ended September 27, 2015 as compared to the six months ended September 28, 2014. The decrease was primarily due to a $14.5 million decrease in shipments of our RapidIO switching solutions products as a result of lower demand combined with $6.9 million and $3.6 million decreases in networking and communications products and in legacy products, respectively.
Computing and Consumer Segment
Revenues in our Computing and Consumer segment increased $39.9 million, or 70% to $97.2 million in the quarter ended September 27, 2015 as compared to the quarter ended September 28, 2014. The increase was primarily due to a $34.5 million increase in memory interface product revenues as a result of stronger demand combined with a $12.3 million increase in shipments of wireless power products as our wireless business continues to grow, offset in part by a $7.1 million decrease in timing products.
Revenues in our Computing and Consumer segment increased $90.6 million, or 88% to $193.2 million in the six months ended September 27, 2015 as compared to the six months ended September 28, 2014. The increase was primarily due to a $75.1 million increase in memory interface product revenues as a result of stronger demand combined with a $21.5 million increase in shipments of wireless power products as our wireless business continues to grow, offset in part by a $3.6 million decrease in timing products.
Revenues by Region
Revenues in the quarter ended September 27, 2015 increased primarily in APAC (Asia Pacific region excluding Japan) as compared to the quarter ended September 28, 2014. Revenues in APAC, the Americas, Japan and Europe accounted for 78%, 10%, 4% and 8%, respectively, of consolidated revenues in the quarter ended September 27, 2015 compared to 66%, 14%, 8% and 12% of our consolidated revenues in the quarter ended September 28, 2014. The APAC region continues to be our strongest region, as many of our largest customers utilize manufacturers in that region.
Revenues in the six months ended September 27, 2015 increased primarily in APAC (Asia Pacific region excluding Japan) as compared to the six months ended September 28, 2014. Revenues in APAC, the Americas, Japan and Europe accounted for 75%, 12%, 5% and 8%, respectively, of consolidated revenues in the six months ended September 27, 2015 compared to 65%, 14%, 8% and 13% of our consolidated revenues in the six months ended September 28, 2014. The APAC region continues to be our strongest region, as many of our largest customers utilize manufacturers in that region.

Gross Profit

	Three Months Ended		Six Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Gross Profit (in thousands)	$106,546	$81,876	$205,780	$155,885
Gross Profit Percentage	62.9%	59.7%	62.3%	59.2%

Gross profit increased $24.7 million and $49.9 million in the three and six months ended September 27, 2015 compared to the three and six months ended September 28, 2014, as a result of increased revenues combined with a higher gross margin percentage. Gross profit as a percentage of revenues increased 3.2% and 3.1% in the three and six months ended September 27, 2015 compared to the three and six months ended September 28, 2014. Gross profit percentage improved primarily due to reduced manufacturing costs and improved inventory management.

Operating Expenses
The following table presents our operating expenses for the three and six months ended September 27, 2015 and September 28, 2014:

	Three Months Ended				Six Months Ended
	September 27, 2015		September 28, 2014		September 27, 2015		September 28, 2014
(in thousands, except for percentages)	Dollar Amount	% of Net Revenue	Dollar Amount	% of Net Revenue	Dollar Amount	% of Net Revenues	Dollar Amount	% of Net Revenues
Research and development	$35,301	21%	$30,742	22%	$69,055	21%	$62,792	24%
Selling, general and administrative	$29,227	17%	$26,795	20%	$57,370	17%	$52,254	20%

Research and Development (R&D)
R&D expense increased $4.6 million, or 14.8%, to $35.3 million in the quarter ended September 27, 2015 compared to the quarter ended September 28, 2014. The increase was driven by a $1.4 million increase in stock-based compensation, a $0.8 million increase in R&D labor and benefit related costs, a $0.6 million increase in accrued employee bonus expense, $0.5 million increase in photomasks and R&D materials, a $0.5 million increase in severance costs as a result of headcount reductions during the current quarter, and a $ 0.5 million increase in R&D consulting and outside services.
R&D expense increased $6.3 million, or 10.0%, to $69.1 million in the six months ended September 27, 2015 compared to the six months ended September 28, 2014. The increase was driven by a $2.5 million increase in stock-based compensation, a $2.0 million increase in R&D labor and benefit related costs, a $0.7 million increase in photomasks and R&D materials, a $0.6 million increase in accrued employee bonus expense and a $0.6 million increase in severance costs as a result of headcount reductions during the first six months of fiscal 2016. These increases were partly offset by a $0.6 million decrease in equipment and maintenance expense.
Selling, General and Administrative (SG&A)
SG&A expense increased $2.4 million, or 9.1%, to $29.2 million in the quarter ended September 27, 2015 as compared to the quarter ended September 28, 2014. The increase was primarily driven by a $1.4 million increase in stock-based compensation and a $1.0 million increase in severance costs as a result of headcount reductions during the current quarter.
SG&A expense increased $5.1 million, or 9.8%, to $57.4 million in the quarter ended September 27, 2015 as compared to the quarter ended September 28, 2014. The increase was primarily driven by a $2.8 million increase in stock-based compensation, a $1.2 million increase in severance costs as a result of headcount reductions during the first six months of fiscal 2016, a $0.8 million increase in accrued employee bonus expense, a $ 0.5 million increase in consulting and outside services, and $0.5 million increase in medical insurance expense. These increases were partly offset by $0.9 million lower amortization of intangible assets.
Interest Income and Other, Net
The components of interest income and other, net are summarized as follows:

	Three Months Ended		Six Months Ended
(in thousands)	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Interest income	$1,054	$568	$2,089	$1,120
Other income, net	(38)	(163)	745	147
Interest income and other, net	$1,016	$405	$2,834	$1,267

Interest income is derived from earnings on our cash and short-term investments. Other income, net primarily consists of gains or losses in the value of deferred compensation plan assets, foreign currency gains or losses and other non-operating gains or losses. The increase in interest income in the three and six months ended September 27, 2015 as compared to the same periods in prior year was primarily attributable to higher level of short-term investments and interest rates. The decrease in other income in the three and six months quarter ended September 27, 2015 as compared to the same periods in prior year was primarily due to decrease in value of the underlying investments of the deferred compensation plan, offset in part by favorable impact of foreign currency fluctuations.

Income Tax Expense
During the three and six months ended September 27, 2015, we recorded an income tax expense from continuing operations of $0.6 million and $1.0 million, respectively. The income tax expense recorded in the three and six months ended September 27, 2015 was primarily due to taxes on earnings in foreign jurisdictions. We recorded an income tax expense from continuing operations of $0.5 million and $0.7 million in the three and six months ended September 28, 2014, respectively. The income tax expense recorded in the three and six months ended September 28, 2014 was primarily due to taxes on earnings in foreign jurisdictions.
As of September 27, 2015, we continued to maintain a valuation allowance against our net U.S. and foreign deferred tax assets, as we could not conclude that it was more likely than not that we would be able to realize our U.S. and foreign deferred tax assets. Given the continued improvement in our operations combined with certain tax strategies, it is reasonably possible that within the next 12 months, positive evidence will be sufficient to release a material amount of our valuation allowance. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. The exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve. We will continue to evaluate the release of the valuation allowance on a quarterly basis.
After examination of our projected offshore cash flows, and global cash requirements, we determined that beginning in fiscal year 2016, we would no longer require 100% of our foreign generated cash to support our foreign operations. We plan to repatriate a portion of our current year offshore earnings to the U.S. for domestic operations, and have accrued for the related tax impacts accordingly. For earnings accumulated as of March 29, 2015, we continue to permanently reinvest such amounts in our foreign jurisdictions, except to the extent there is any previously taxed income which is expected to be repatriated. If circumstances change and it becomes apparent that some or all of those undistributed earnings of our offshore subsidiary will be remitted in the foreseeable future but income taxes have not been recognized, we will accrue income taxes attributable to that remittance.
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
As of September 27, 2015, we were under examination in Singapore. Our fiscal years 2009 through 2012 are under audit by the Inland Revenue Authority of Singapore. Although the final outcome is uncertain, based on currently available information, we believe that the ultimate outcome will not have a material adverse effect on our financial position, cash flows or results of operations.
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
On July 27, 2015, in Altera Corp. v. Commissioner, the U.S. Tax Court issued an opinion related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. A final decision has yet to be issued by the Tax Court due to other outstanding issues related to the case. At this time, the U.S. Department of the Treasury has not withdrawn the requirement to include stock-based compensation from its regulations. Due to the uncertainty surrounding the status of the current regulations, questions related to the scope of potential benefits, and the risk of the Tax Court’s decision being overturned upon appeal, we have not recorded any benefit as of September 27, 2015. We will continue to monitor ongoing developments and potential impacts to our financial statements.

Liquidity and Capital Resources
Our cash and cash equivalents and short-term investments were $558.9 million at September 27, 2015, an increase of $3.9 million compared to March 29, 2015.
We had no outstanding debt at September 27, 2015 and March 29, 2015.
Cash Flows from Operating Activities
Net cash provided by operating activities totaled $90.5 million in the six months ended September 27, 2015 compared to $69.7 million in the six months ended September 28, 2014. Cash provided by operating activities in the six months ended September 27,

2015 consisted of our net income of $80.6 million, adjusted to add back stock-based compensation, depreciation, amortization, impairment charges and other non-cash items which totaled $27.7 million less net gain on sale of asset of $0.3 million; and cash used by working capital requirements. In the six months ended September 27, 2015, excluding the effects of non-cash activities, cash used by working capital requirements was $17.5 million and consisted primarily of a $16.2 million decrease in accrued compensation and related expenses, a $4.8 million decrease in other accrued liabilities and a $4.2 million decrease in deferred income. These working capital uses were offset in part by a $3.5 million increase in accounts payable, $2.4 million decrease in prepaid and other assets and a $1.4 million decrease in inventories.
Cash Flows from Investing Activities
Net cash used in investing activities in the six months ended September 27, 2015 was $48.5 million compared to net cash used of $14.3 million in the six months ended September 28, 2014.  Net cash used in investing activities in the six months ended September 27, 2015 was primarily due to $9.9 million of payments to acquire intangible assets, $8.1 million of expenditures to purchase capital equipment and $30.6 million for the net purchase of short-term investments.
Cash Flows from Financing Activities
Net cash used in financing activities was $67.2 million in the six months ended September 27, 2015 as compared to net cash used of $40.3 million in the six months ended September 28, 2014. Cash used in financing activities in the six months ended September 27, 2015 was primarily due to $77.0 million in stock buyback, offset in part by proceeds of $9.7 million from the exercise of employee stock options and the issuance of stock under our employee stock purchase plan.
We anticipate capital expenditures of approximately $15 million to $25 million during the next 12 months to be financed through cash generated from operations and existing cash and investments.
In addition, as much of our revenues are generated outside the U.S., a significant portion of our cash and investment portfolio accumulates in the foreign countries in which we operate. At September 27, 2015, we had cash, cash equivalents and investments of approximately $491.0 million invested overseas in accounts belonging to various IDT foreign operating entities. While these amounts are primarily invested in U.S. dollars, a portion is held in foreign currencies, and all offshore balances are exposed to local political, banking, currency control and other risks. In addition, these amounts may be subject to tax and other transfer restrictions.
We believe that existing cash and investment balances, together with cash flows from operations, will be sufficient to meet our working capital and capital expenditure needs through at least the next 12 months. We may choose to investigate other financing alternatives to supplement U.S. liquidity; however, we cannot be certain that additional financing will be available on satisfactory terms.
Off-Balance Sheet Arrangements
As of September 27, 2015, we did not have any off-balance sheet arrangements, as defined under SEC Regulation S-K Item 303(a)(4)(ii).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our interest rate risk relates primarily to our short-term investments of $467.4 million and $438.1 million as of September 27, 2015 and March 29, 2015, respectively.  By policy, we limit our exposure to long-term investments and mitigate the credit risk through diversification and adherence to a policy requiring the purchase of highly rated securities. As of September 27, 2015 and March 29, 2015, the Company’s cash, cash equivalents and investment portfolio was concentrated in securities with same day liquidity and a substantial majority of securities in our investment portfolio had maturities of less than two years. A hypothetical 10% change in interest rates would not have a material effect on the value of our investment portfolio as of September 27, 2015. We do not currently use derivative financial instruments in our investment portfolio.
At September 27, 2015 and March 29, 2015, we had no outstanding debt.
We are exposed to foreign currency exchange rate risk as a result of international sales, assets and liabilities of foreign subsidiaries, local operating expenses of our foreign entities and capital purchases denominated in foreign currencies. We may use derivative financial instruments to help manage our foreign currency exchange exposures. We do not enter into derivatives for speculative or trading purposes. We have foreign exchange facilities used for hedging arrangements with banks that allow the Company to enter into foreign exchange contracts totaling approximately $20.0 million, all of which was available at September 27, 2015. We performed a sensitivity analysis as of September 27, 2015 and March 29, 2015 and determined that, without hedging the exposure, a 10% change in the value of the U.S. dollar would result in an approximate 0.3% and 0.4% impact on gross profit margin percentage, respectively, as we operate a manufacturing testing facility in Malaysia, and an approximate 0.7% and 0.6% impact to operating expenses (as a percentage of revenue), respectively, as we operate sales offices in Japan, Taiwan and South Korea and throughout Europe and design centers in China and Canada. At September 27, 2015 and March 29, 2015, we had no outstanding foreign exchange contracts.

We did not have any material currency exposure related to any outstanding capital purchases as of September 27, 2015 and March 29, 2015.

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
At September 27, 2015, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure control and procedures were effective at a reasonable assurance level. There have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

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
The Company is also party to various other legal proceedings and claims arising in the normal course of business. As of September 27, 2015, while the Company has accrued for specific amounts based on the probability of settlement in some of these matters, those amounts, both individually and in total, are not material to any aspect of business operations and to the consolidated financial statements. Further, with regard to these other matters, potential liability and probable losses or ranges of possible losses cannot be reasonably estimated at this time. Generally, litigation is subject to inherent uncertainties, and no assurance can be given that the Company will prevail in any particular lawsuit. Accordingly, pending lawsuits, as well as potential future litigation with other companies, could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's financial condition, results of operations or cash flows.

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
The failure to complete our acquisition of ZMD may adversely affect our business and our share price.
Our and ZMD’s obligations to consummate our acquisition of ZMD are subject to the satisfaction or waiver of certain customary closing conditions as defined in the Share Purchase and Transfer Agreement. There can be no assurance that the conditions to the completion of the acquisition will be satisfied in a timely manner or at all. If our acquisition of ZMD is not completed, our share price could fall to the extent that our current price reflects an assumption that the acquisition will be completed. Furthermore, if the acquisition is not completed, we may suffer other consequences that could adversely affect our business, results of operations and share price, including the following:

•	we would have incurred significant costs in connection with the acquisition that we would be unable to recover;

•	we may be subject to additional legal proceedings related to the acquisition;

•	the failure to consummate the acquisition may result in negative publicity and a negative impression of us in the investment community; and

•
any disruptions to our business resulting from the announcement and pendency of the acquisition, including any adverse changes in our relationships with our customers, vendors and employees, may continue or intensify in the event the acquisition is not consummated.

In addition, any failure to successfully integrate the business, operations and employees of ZMD, or to otherwise realize the anticipated benefits of the pending acquisition of ZMD, if and when closed, could harm our results of operations. Our ability to realize these benefits will depend, in part, on the timely integration and consolidation of organizations, operations, facilities, procedures, policies and technologies, and the harmonization of differences in the business cultures between the two companies and their personnel.
We have announced our intent to raise debt which could adversely affect our future financial condition, results of operations and prevent us from implementing our strategy.
In October 2015, we announced our intent to fund the incremental share repurchase program through debt financing, subject to market conditions, and execute this portion of the Company’s buyback on an accelerated pace. The proposed additional borrowing could have adverse consequences including, but not limited to:

•
limit our ability to use our cash flow or borrow additional funds for working capital, capital expenditures, acquisitions and general corporate and other purposes or, if funding is available, we may not be able to obtain it on acceptable terms;

•	make it difficult for us to satisfy our financial obligations;

•	place us at a competitive disadvantage compared to our less leveraged competitors; and

•	increase our vulnerability to the impact of adverse economic and industry conditions.
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
International operations add increased volatility to our operating results.
A substantial percentage of our total revenues are derived from international sales, as summarized below:

(percentage of total revenues)	First Six Months of Fiscal 2016	Fiscal 2015
APAC	75%	70%
Americas	12%	12%
Japan	5%	7%
Europe	8%	11%
Total	100%	100%
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
Contract pricing for raw materials and equipment used in the fabrication and assembly processes, as well as for foundry and subcontract assembly services, may also be affected by currency controls, exchange rate fluctuations and currency devaluations. We sometimes hedge currency risk for currencies that are highly liquid and freely quoted, but may not enter into hedge contracts for currencies with limited trading volume. In addition, as much of our revenues are generated outside the United States, a significant portion of our cash and investment portfolio accumulates in the foreign countries in which we operate. On September 27, 2015, we had cash, cash equivalents and investments of approximately $491.0 million invested overseas in accounts belonging to our foreign subsidiaries. While these amounts are primarily invested in U.S. dollars, a portion is held in foreign currencies, and all offshore balances are exposed to local political, banking, currency control and other risks. In addition, these amounts may be subject to tax and other transfer restrictions.
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
Over the past several years, we have made several acquisitions. As a result of these acquisitions, we had $135.6 million of goodwill and $13.0 million of intangible assets on our Condensed Consolidated Balance Sheet as of September 27, 2015. In determining fair value, we consider various factors, including our market capitalization, forecasted revenue and costs, risk-adjusted discount rates, future economic and market conditions, determination of appropriate market comparables and expected periods over which our assets will be utilized and other variables. If our assumptions regarding forecasted cash flow, revenue and margin growth rates of certain long-lived asset groups and reporting units are not achieved, an impairment review may be triggered for the remaining balance of goodwill and long-lived assets prior to the next annual review in the fourth quarter of fiscal 2016, which could result in material charges that could impact our operating results and financial position.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information with respect to repurchases of our common stock during the second quarter of fiscal 2016:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
June 29, 2015 - July 26, 2015	445,400	$20.81	445,400	$268,046,944
July 27, 2015 - August 23, 2015	723,519	$19.29	723,519	$254,076,331
August 24, 2015 - September 27, 2015	1,244,500	$18.62	1,244,500	$230,882,703
Total	2,413,419	$19.23	2,413,419

In April 2015, our Board of Directors approved a new share repurchase program authorization from $300 million. As of September 27, 2015, approximately $230.9 million was available for future purchases under the share repurchase program. In October 2015, the Company's Board of Directors approved an increase in the share repurchase authorization by another $300 million. Share repurchases were recorded as treasury stock and resulted in a reduction of stockholders’ equity. The program is intended to reduce the number of outstanding shares of our common stock to offset dilution from employee equity grants and increase shareholder value.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

ITEM 5. OTHER INFORMATION
Submission of Matters to a Vote of Security Holders
On September 22, 2015, Company held its annual meeting of stockholders (the “Annual Meeting”). At the Annual Meeting, stockholders voted on the following four proposals, each of which is described in detail in the Company’s definitive proxy statement filed with the Securities and Exchange Commission (the “Commission”) on July 27, 2015 (the “Proxy Statement”).
Proposal No. 1.     The election of the seven nominees listed below to serve as members of the Company’s Board of Directors until the 2016 annual meeting of stockholders or until their successors are duly elected and qualified.
                 For              Withheld         Broker Non-Votes
John Schofield          115,757,218         1,895,534         14,213,899
Gregory Waters         116,605,185         1,047,567         14,213,899
Umesh Padval        116,483,793        1,168,959        14,213,899
Gordon Parnell        116,545845        1,106,907        14,213,899
Ken Kannappan        114,037,734        3,615,018        14,213,899
Robert Rango        116,264,305        1,388,447        14,213,899
Norman Taffe        116,543,588        1,109,164        14,213,899

Proposal No. 2.     The approval, on a non-binding, advisory basis, of the compensation of the Company’s named executive officers as disclosed in the Proxy Statement pursuant to the compensation disclosure rules of the Commission (“Say-on-Pay”).
For          Against     Abstain         Broker Non-Votes
116,197,415     1,101,225    454,112        14,213,899

Proposal No. 3.     To approve an amendment and restatement to the 2004 Equity Plan to, in part, increase the number of shares reserved for issuance thereunder from 41,800,000 to 46,300,000.
For     Against     Abstain         Broker Non-Votes
109,204,574    8,008,466    439,712        14,213,899

Proposal No. 4.    The ratification of the selection, by the Audit Committee of the Company’s Board of Directors, of PricewaterhouseCoopers LLP as the independent registered public accounting firm of the Company for its fiscal year ending April 3, 2016.
For      Against     Abstain         Broker Non-Votes
129,709,167     1,666,701    490,783        0

ITEM 6. EXHIBITS

 (a) The following exhibits are filed herewith:

Exhibit Number	Exhibit Description

3.1	Restated Certificate of Incorporation, as amended to date. Incorporated by reference to Exhibit 3.1 to Form 10-K filed on May 21, 2012.
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
10.1
Share Purchase and Transfer Agreement, dated October 23, 2015, between Global ASIC GmbH, ELBER GmbH, Freistaat Sachsen, Integrated Device Technology Bermuda Ltd. and Integrated Device Technology, Inc. (filed herewith).

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

INTEGRATED DEVICE TECHNOLOGY, INC. Registrant
	By:	/s/ Gregory L. Waters
October 29, 2015		Gregory L. Waters President and Chief Executive Officer

/s/ Brian C. White
October 29, 2015		Brian C. White Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)