Form 10-Q
period 2016-01-03
INTEGRATED DEVICE TECHNOLOGY INC
filed 2016-02-09
CIK 703361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________
(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 3, 2016 OR

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
 ☒  Large accelerated filer                           ☐   Accelerated filer                            ☐  Non-accelerated filer               ☐ Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
The number of outstanding shares of the registrant's Common Stock, $.001 par value, as of February 5, 2016 was approximately 135,373,226.

INTEGRATED DEVICE TECHNOLOGY, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)	January 3, 2016	March 29, 2015
Assets
Current assets:
Cash and cash equivalents	$152,992	$116,945
Short-term investments	199,328	438,115
Accounts receivable, net of allowances of $3,378 and $4,664	65,916	63,618
Inventories	54,785	45,410
Prepayments and other current assets	12,568	16,041
Total current assets	485,589	680,129
Property, plant and equipment, net	73,769	65,508
Goodwill	305,733	135,644
Other intangible assets, net	137,489	5,535
Other assets	29,081	26,843
Total assets	$1,031,661	$913,659
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$30,654	28,006
Accrued compensation and related expenses	53,154	43,649
Deferred income on shipments to distributors	8,523	15,694
Deferred tax liabilities	—	1,401
Other accrued liabilities	16,365	17,582
Total current liabilities	108,696	106,332
Deferred tax liabilities	21,106	1,121
Long-term income tax payable	959	347
Convertible notes	269,031	—
Other long-term liabilities	22,093	17,605
Total liabilities	421,885	125,405
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock: $0.001 par value: 10,000 shares authorized; no shares issued	—	—
Common stock: $0.001 par value: 350,000 shares authorized; 136,900 and 148,414 shares outstanding at January 3, 2016 and March 29, 2015, respectively	137	148
Additional paid-in capital	2,567,558	2,510,868
Treasury stock at cost: 114,344 shares at January 3, 2016 and 99,849 shares at March 29, 2015, respectively	(1,444,763)	(1,100,546)
Accumulated deficit	(506,909)	(620,035)
Accumulated other comprehensive loss	(6,247)	(2,181)
Total stockholders' equity	609,776	788,254
Total liabilities and stockholders' equity	$1,031,661	$913,659

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
(Unaudited, in thousands, except per share data)	January 3, 2016	December 28, 2014	January 3, 2016	December 28, 2014
Revenues	$177,610	$151,160	$508,015	$414,555
Cost of revenues	69,699	59,796	194,324	167,306
Gross profit	107,911	91,364	313,691	247,249
Operating expenses:
Research and development	38,429	32,825	107,484	95,617
Selling, general and administrative	38,851	27,165	96,221	79,419
Total operating expenses	77,280	59,990	203,705	175,036
Operating income	30,631	31,374	109,986	72,213
Interest income (expense) and other, net	(2,008)	1,558	826	2,825
Income before income taxes from continuing operations	28,623	32,932	110,812	75,038
Income tax provision (benefit)	(3,922)	91	(2,876)	840
Net income from continuing operations	32,545	32,841	113,688	74,198

Discontinued operations:
Gain from divestiture before income taxes	—	—	—	16,840
Loss from discontinued operations before income taxes	—	(14,538)	(547)	(36,438)
Income tax provision (benefit)	—	(55)	15	(43)
Net loss from discontinued operations	—	(14,483)	(562)	(19,555)

Net income	$32,545	$18,358	$113,126	$54,643

Basic net income per share - continuing operations	$0.23	$0.22	$0.78	$0.50
Basic net income (loss) per share - discontinued operations	—	(0.10)	$—	$(0.13)
Basic net income per share	$0.23	$0.12	$0.78	$0.37

Diluted net income per share - continuing operations	$0.22	$0.21	$0.75	$0.48
Diluted net loss per share - discontinued operations	—	(0.09)	$—	$(0.12)
Diluted net income per share	$0.22	$0.12	$0.75	$0.36

Weighted average shares:
Basic	140,411	148,552	145,382	148,844
Diluted	145,705	153,973	150,614	153,904

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
(Unaudited, in thousands)	January 3, 2016	December 28, 2014	January 3, 2016	December 28, 2014

Net income	$32,545	$18,358	$113,126	$54,643
Other comprehensive loss, net of taxes:
Currency translation adjustments, net of tax	(1,040)	(1,562)	(2,044)	(2,817)
Change in net unrealized loss on investments, net of tax	(731)	(576)	(1,409)	(592)
Actuarial loss on post-employment and post-retirement benefit plans, net of tax	(2)	(2)	(613)	(7)
Total other comprehensive loss	(1,773)	(2,140)	(4,066)	(3,416)
Comprehensive income	$30,772	$16,218	$109,060	$51,227

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
(Unaudited, in thousands)	January 3, 2016	December 28, 2014
Cash flows from operating activities:
Net income	$113,126	$54,643
Adjustments:
Depreciation	13,056	14,557
Amortization of intangible assets	5,628	5,572
Amortization of debt issuance cost and debt discount	2,164	—
Impairment of assets held for sale	—	8,471
Gain from divestiture	—	(16,840)
Gain on sale of property, plant and equipment	(325)	—
Stock-based compensation expense, net of amounts capitalized in inventory	25,878	16,562
Deferred tax provision (benefit)	(4,147)	50
Tax benefit from share-based payment arrangements	(115)	—
Changes in assets and liabilities:
Accounts receivable, net	8,319	(7,390)
Inventories	10,446	8,836
Prepayments and other assets	4,532	(854)
Accounts payable	(2,832)	718
Accrued compensation and related expenses	(5,427)	13,606
Deferred income on shipments to distributors	(7,171)	1,238
Income taxes payable and receivable	(70)	(352)
Other accrued liabilities and long-term liabilities	(4,079)	12,282
Net cash provided by operating activities	158,983	111,099
Cash flows from investing activities:
Acquisitions, net of cash acquired	(279,138)	—
Cash in escrow related to acquisitions	2,700	1,026
Proceeds from divestitures	—	15,300
Investment in convertible note	(2,020)	—
Purchases of property, plant and equipment, net	(12,541)	(12,418)
Purchases of intangible assets	(10,800)	—
Purchase of cost-method investment	—	(4,000)
Purchases of short-term investments	(313,246)	(163,292)
Proceeds from sales of short-term investments	466,890	76,848
Proceeds from maturities of short-term investments	80,695	64,298
Net cash used in investing activities	(67,460)	(22,238)
Cash flows from financing activities:
Proceeds from issuance of common stock	16,516	14,822
Prepayments for purchase of treasury stock	(45,000)	—
Proceeds from issuance of senior convertible notes, net of issuance costs	363,445	—
Purchase of convertible note hedge	(94,185)	—
Proceeds from issuance of warrants	56,847	—
Repurchase of common stock	(344,216)	(62,684)
	Nine Months Ended

(Unaudited, in thousands)	January 3, 2016	December 28, 2014
Payment of acquisition related contingent consideration	—	(1,600)
Repayment of loans	(9,195)	—
Excess tax benefit from share-based payment arrangements	115	—
Net cash used in financing activities	(55,673)	(49,462)
Effect of exchange rates on cash and cash equivalents	197	(2,823)
Net increase in cash and cash equivalents	36,047	36,576
Cash and cash equivalents at beginning of period	116,945	91,211
Cash and cash equivalents at end of period	$152,992	$127,787

Noncash investing activity:

Conversion of a cost method investment in convertible note to ordinary shares of stock	$(2,020)	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Summary of Significant Accounting Policies
Nature of Business.  Integrated Device Technology, Inc. (IDT or the Company) designs, develops, manufactures and markets a broad range of integrated circuits for the advanced communications, computing, consumer and automotive industries.
Basis of Presentation.  The Company's fiscal year is the 52 or 53 week period ending on the Sunday closest to March 31. In a 52 week year, each fiscal quarter consists of 13 weeks. In a 53 week year, the additional week is usually added to the third quarter, making such quarter consist of 14 weeks. The first and second quarters of fiscal 2016 and fiscal 2015 were 13 week periods, the third quarter of fiscal 2016 was 14 weeks, and the third quarter of fiscal 2015 was 13 weeks.
On December 7, 2015, the Company completed its acquisition of Zentrum Mikroelektronik Dresden AG (ZMDI), a privately-held company mainly operating in Germany, for a purchase price of Euro-equivalent of $307.0 million. The unaudited condensed consolidated financial statements include the results of operations of ZMDI, commencing on the closing date of the acquisition.
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
Significant Accounting Policies. For a description of significant accounting policies, see Note 1, Summary of Significant Accounting Policies to the consolidated financial statements included in the Company's annual report on Form 10-K for the fiscal year ended March 29, 2015. There have been no material changes to the Company's significant accounting policies since the filing of the annual report on Form 10-K, with the exception of recently adopted accounting policies listed below.
In the opinion of management, these condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for the fair statement of the condensed consolidated financial statements for the interim period.
Accounting for Business Combinations. The Company uses the acquisition method of accounting, which is in accordance with ASC 805, Business Combinations, for business combinations and recognizes assets acquired and liabilities assumed measured at their fair values on the date acquired. This requires the Company to recognize separately from goodwill the assets acquired and the liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While management uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, the estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company adjusts the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recognized in the Company's Consolidated Statements of Operations.
Accounting for business combinations requires management to make significant estimates and assumptions, especially at the acquisition date, including estimates for intangible assets, contractual obligations assumed, restructuring liabilities, pre-acquisition contingencies and contingent consideration, where applicable. Although the Company believes the assumptions and estimates made in the past have been reasonable and appropriate, they are based, in part, on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. Critical estimates in valuing certain of the intangible assets that the Company have acquired include, but are not limited to future expected cash flows from product sales, customer contracts and acquired technologies, and discount rates. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results.
Trade Receivables Factoring Facility. The Company assumed an agreement with a financial institution to sell certain of its trade receivables from customers with limited, non-credit-related recourse provisions as part of the acquisition during the quarter ended January 3, 2016. Total receivables sold under the factoring facility during the quarter ended January 3, 2016 was $3.1 million. Total collections from the sale of receivables and from deferred purchase payments during the quarter ended January 3, 2016 were $4.2 million and $0.4 million, respectively. Under the terms of the factoring agreement, the total available amount of the factoring facility as of January 3, 2016 was $2.9 million. The sales of accounts receivable in accordance with the factoring agreement are reflected as a reduction of Accounts Receivable, net in the Condensed Consolidated Balance Sheets as they meet the applicable criteria of ASC 860, Transfers and Servicing. Collections of deferred purchase payments are included in the change in accounts receivable under the operating activities section of the Condensed Consolidated Statements of Cash Flows. The amount due from the factoring institution was $0.5 million at January 3, 2016, and is shown in Prepayments and Other Current Assets in the Condensed

Consolidated Balance Sheets. The Company pays factoring fees associated with the sale of receivables based on the dollar value of the receivables sold. Such fees are not material for the quarter ended January 3, 2016.
Recent Accounting Pronouncements
Accounting Pronouncements Adopted in Fiscal 2016
In November 2015, the Financial Accounting Standards Board (FASB) issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, amending the current accounting guidance and requiring an entity to classify all deferred tax assets and liabilities as non-current in a classified statement of financial position. The standard is effective for reporting periods beginning after December 15, 2016. Early adoption is permitted and the standard may be adopted either prospectively or retrospectively. The Company has early adopted the standard prospectively in the quarter ended January 3, 2016. The adoption resulted in a reclassification from current deferred tax liabilities of $1.4 million, net of deferred non-current tax assets of $0.7 million, to non-current deferred tax liabilities.
In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs, that requires an entity to present debt issuance costs on the balance sheet as a direct deduction from the related debt liability as opposed to an asset. Amortization of the costs will continue to be reported as interest expense. The update is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued, and the new guidance would be applied retrospectively to all prior periods presented. The Company has early adopted the standard in the quarter ended January 3, 2016. There was no impact to prior periods.
Accounting Pronouncements Not Yet Effective for Fiscal 2016
In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The guidance simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value. The guidance eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, and require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. The guidance also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. Separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements is required under this guidance. The guidance further clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The guidance is applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption and is effective for the Company in its first quarter of fiscal 2018. Early adoption is permitted only if certain criteria is met. The Company is currently evaluating the impact of this new guidance on its consolidated financial statements and related disclosures.
In September 2015, the FASB issued ASU No. 2015-16, Simplifying Accounting for Measurement-period Adjustment, which provides that an acquirer should recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Under this guidance, the acquirer is required to record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. It is also required to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. Early adoption is permitted. The guidance is applied prospectively and is effective for the Company in its first quarter of fiscal years 2017.
In July 2015, the FASB issued guidance applying to inventory measured using any other method other than last-in, last-out method. Under this guidance, inventory is measured at the lower of cost and net realizable value. The net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The guidance is applied prospectively and is effective for the Company in its first quarter of fiscal 2018. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s financial statements and related disclosures.

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
The following table sets forth the computation of basic and diluted net income per share from continuing operations:

	Three Months Ended		Nine Months Ended
(in thousands, except per share amounts)	January 3, 2016	December 28, 2014	January 3, 2016	December 28, 2014
Numerator (basic and diluted):
Net income from continuing operations	$32,545	$32,841	$113,688	$74,198

Denominator:
Weighted average common shares outstanding, basic	140,411	148,552	145,382	148,844
Dilutive effect of employee stock options and restricted stock units	5,294	5,421	5,232	5,060
Weighted average common shares outstanding, diluted	145,705	153,973	150,614	153,904

Basic net income per share from continuing operations	$0.23	$0.22	$0.78	$0.50
Diluted net income per share from continuing operations	$0.22	$0.21	$0.75	$0.48

Potential dilutive common shares of 0.4 million and 22 thousand pertaining to employee stock options and restricted stock units were excluded from the calculation of diluted earnings per share for the three months ended January 3, 2016 and December 28, 2014, respectively, because the effect would have been anti-dilutive. Potential dilutive common shares of 0.4 million and 0.3 million pertaining to employee stock options and restricted stock units were excluded from the calculation of diluted earnings per share for the nine months ended January 3, 2016 and December 28, 2014, respectively, because the effect would have been anti-dilutive.

The denominator for diluted net income per share for three months and nine months ended January 3, 2016 does not include any effect from the 0.875% Convertible Senior Notes due 2022, or the Convertible Notes. In accordance with ASC 260, Earnings per Share, the Convertible Notes will not impact the denominator for diluted net income per share unless the average price of our common stock, as calculated under the terms of the Notes, exceeds the conversion price of $33.45 per share. Likewise, the denominator for diluted net income per share will not include any effect from the warrants unless the average price of our common stock, as calculated under the terms of the warrants, exceeds $48.66 per share.

The denominator for diluted net income per share for three months and nine months ended January 3, 2016 also does not include any effect from the convertible note hedge transaction, or the Note Hedges. In future periods, the denominator for diluted net income per share will exclude any effect of the Note Hedges, as their effect would be anti-dilutive. In the event an actual conversion of any or all of the Convertible Notes occurs, the shares that will be delivered to us under the Note Hedges are designed to neutralize the dilutive effect of the shares that the Company will issue under the Convertible Notes. Refer to Note 16 for further discussion regarding the Convertible Notes.

Note 3. Business Combination
Acquisition of Zentrum Mikroelektronik Dresden AG
On December 7, 2015, the Company completed its purchase all of the outstanding no-par-value shares of Zentrum Mikroelektronik Dresden AG (ZMDI), a privately-held company mainly operating in Germany, in an all-cash transaction for approximately $307.0 million. ZMDI is a global supplier of sensing products for mobile, automotive and industrial solutions. The acquisition provides the Company a significant new growth opportunity in the automotive and industrial business.
Total consideration consisted of the following:

(in thousands)
Cash paid to ZMDI shareholders	$307,030
Less: cash acquired	(27,892)
Total purchase price, net of cash acquired	$279,138
The total cash consideration paid includes a Euro-equivalent of $20.0 million which is maintained in an escrow account and will be released to the selling shareholders upon meeting of certain conditions in accordance with the escrow agreement.
The Company allocated the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess purchase price over those fair values was recorded as goodwill. Because the Acquisition was structured as a stock acquisition for income tax purposes, none of the asset step-up or asset recognition required by purchase accounting, including the goodwill described below, is deductible for tax purposes.
The fair value of cash, accounts receivable, other current assets, accounts payable, and other accrued liabilities were generally determined using historical carrying values given the short-term nature of these assets and liabilities. The fair values for acquired inventory, property, plant and equipment and intangible assets were determined with the input from third-party valuation specialist. The fair values of certain other liabilities were determined internally using historical carrying values and estimates made by management. As additional information becomes available, the Company  may revise the preliminary purchase price allocation during the remainder of the measurement period (which will not exceed 12 months from the acquisition date). Any such revisions or changes may be material.
The financial results of the ZMDI have been included in the Company’s Condensed Consolidated Statements of Operations from December 7, 2015, the closing date of the acquisition. The Company's results of continuing operations for the quarter ended January 3, 2016 include $3.4 million of net revenue attributable to ZMDI. The Company incurred approximately $2.1 million of acquisition related costs for the three months ended January 3, 2016 and these costs were included in Selling, General and Administrative Expenses in the Condensed Consolidated Statements of Operations. Goodwill is primarily attributable to the assembled workforce of ZMDI, anticipated synergies and economies of scale expected from the operations of the combined company.
The Company's preliminary allocation of the purchase price as of December 7, 2015 is as follows:

(in thousands)	Estimated Fair Value
Cash	$27,892
Accounts receivable	10,618
Inventories	19,892
Other current assets	1,551
Property, plant and equipment	9,287
Other non-current assets	2,003
Intangible assets	126,200
Goodwill	170,089
Accounts payable	(5,633)
Accrued and other current liabilities	(19,141)
Loans payable	(9,437)
Deferred tax liability	(23,467)
Other long term liabilities	(2,824)
Total purchase price	$307,030

A summary of the preliminary allocation of intangible assets is as follows:

(in thousands)	Estimated Fair Value	Estimated Useful Life (in years)
Developed technology	$75,600	7
Customer relationships	44,000	7
Backlog	5,800	1
Trademarks	800	1
Total	$126,200

Identifiable Tangible Assets and Liabilities:
Assets and liabilities were reviewed and adjusted, if required, to their estimated fair value.
Inventory:
The value allocated to inventories reflects the estimated fair value of the acquired inventory based on the expected sales price of the inventory, less reasonable selling margin.
Bank Loans:
The Company assumed liabilities of ZMDI which include outstanding bank loans of approximately $9.4 million as of December 7, 2015. The Company subsequently paid $9.2 million of the assumed amount which reduced the outstanding balance to $0.2 million as of January 3, 2016.
Intangible Assets:
The allocation of the purchase price to tangible and identified intangible assets acquired was based on our best estimate of the fair value of such assets as of the acquisition date. The fair value of acquired tangible and identified intangible assets was determined based on inputs that are unobservable and significant to the overall fair value measurement.
Developed technology consists of ZMDI's products that have reached technological feasibility. The Company valued the developed technology utilizing a multi-period excess earnings (MPEE) method , which uses the discounted future earnings specifically attributed to this intangible asset that is in excess of returns for other assets that contributed to those earnings. The economic useful life was determined based on the technology cycle related to the products and its expected contribution to forecasted revenue. The Company utilized a discount rate of 13.5% in estimating the fair value of the developed technology.
Customer relationships represent the fair value of future projected revenue that is expected to be derived from sales of products to existing customers of the acquired company. Customer contracts and related relationships value has been estimated utilizing a with-and-without method, which uses projected cash flows with and without the intangible asset in place. Cash flow differentials are then discounted to present value to arrive at an estimate of fair value for the asset. The economic useful life was determined based on the life of the developed technology, assuming that the existing customers will remain with the Company until the developed technology becomes obsolete. The Company utilized a discount rate of 13.5% in estimating the fair value of the customer relationships.
Order backlog represents business under existing contractual obligations as of the acquisition date. The fair value of backlog was determined using the MPEE method under the income approach based on expected operating cash flows from future contractual revenue. The economic useful life was determined based on the expected life of the backlog and the cash flows over the forecast period. The Company utilized a discount rate of 5.4% in estimating the fair value of the order backlog.
Trademark relates to ZMDI’s product brand and its fair value was determined by applying the relief-from-royalty method under the income approach. This valuation method is based on the application of a royalty rate to forecasted revenue under the respective trade name and involves discounting net cash flows resulting from the forecast of avoided royalties over a transition period, giving consideration to the cost of capital estimate as well as the risk and timing of the cash flows associated with this asset relative to the other asset classes. The economic useful life was determined based on the expected life of the trade name and the cash flows anticipated over the forecasted periods. The Company utilized a discount rate of 13.5% in estimating the fair value of the trade name and trademark.
Pro Forma Financial Information (unaudited):
The following unaudited pro forma financial information present combined results of operations for each of the periods presented, as if ZMDI had been acquired as of the beginning of fiscal year 2015. The pro forma financial information include the business combination effect of the amortization charges from acquired intangible assets, the amortization of fair market value inventory write-up and acquisition-related costs. The pro forma data is for informational purposes only and is not necessarily indicative of the consolidated results of operations of the combined business had the acquisition actually occurred at the beginning of fiscal year 2015 or of the results of future operations of the combined business. Consequently, actual results will differ from the unaudited pro forma information presented below:

	Three Months Ended		Nine Months Ended
(Unaudited in thousands, except per share data)	January 3, 2016	December 28, 2014	January 3, 2016	December 28, 2014
Revenues	$190,408	$170,425	$561,646	$476,862
Net income	$29,948	$26,147	$114,179	$54,898
Basic net income per share - continuing operations	$0.21	$0.18	$0.79	$0.37
Diluted net income per share - continuing operations	$0.21	$0.17	$0.76	$0.36

Note 4. Discontinued Operations
High-Speed Converter (“HSC”) Business
In fiscal 2014, the Company initiated a project to divest its HSC business and has classified the related assets, as held for sale. The HSC business included the assets of NXP B.V.’s Data Converter Business and Alvand Technologies, Inc., which were acquired in fiscal 2013.
On May 30, 2014, the Company completed the sale of certain assets related to the Alvand portion of the HSC business to a buyer pursuant to an Asset Purchase Agreement. Upon the closing of the transaction, the buyer paid the Company $18.0 million in cash consideration, of which $2.7 million was initially held in an escrow account and was paid to the Company in December 2015. The Company recorded a gain of $16.8 million in discontinued operations related to this divestiture during the first quarter of fiscal 2015. The following table summarizes the components of the gain (in thousands):

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
On April 27, 2015, the Company completed the sale of the remaining HSC business to eSilicon, for $1.5 million which will be paid on or before April 27, 2017. In connection with the sale, the Company entered into an Exclusive Intellectual Property License Agreement with eSilicon, whereby the Company provided an exclusive license to eSilicon to develop, manufacture, sell and maintain HSC products. In connection with the sale, the Company and eSilicon also entered into a Transition Services Agreement, whereby the Company will provide certain transition services over a specific period from the effective date of the sale. The transition services do not represent significant continuing involvement of the Company in the HSC business.
As of January 3, 2016, the Company had a receivable of $1.5 million representing uncollected proceeds from the sale that was included under Other Assets on the Condensed Consolidated Balance Sheet. Given the term of the sale, the Company deferred the gain from this divestiture and will recognize it into discontinued operations when collectibility becomes certain. The following table summarizes the components of the deferred gain which was included under Other Long-term Liabilities on the Condensed Consolidated Balance Sheet as of January 3, 2016:

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
As a result of the sale of HSC business in April 2015, there are no results presented for the three months ended January 3, 2016. The results of the HSC business for the three months ended December 28, 2014 and nine months ended January 3, 2016 and December 28, 2014 were as follows (in thousands):

	Three Months Ended	Nine Months Ended
	December 28, 2014	January 3, 2016	December 28, 2014
Revenues	$701	$176	$3,039
Cost of revenues	(441)	(477)	(1,459)
Long-lived assets impairment	—	—	(8,471)
Restructuring costs (see Note 13)	(11,930)	—	(18,705)
Operating expenses	(2,868)	(246)	(10,842)
Gain on divestiture	—	—	16,840
Income tax provision (benefit)	(55)	15	(43)
Net loss from discontinued operations	$(14,483)	$(562)	$(19,555)

Note 5. Fair Value Measurement
The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of January 3, 2016:

	Fair Value at Reporting Date Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Cash Equivalents and Short-Term Investments:
US government treasuries and agencies securities	$62,434	$—	$—	$62,434
Money market funds	70,960	—	—	70,960
Asset-backed securities	—	14,501	—	14,501
Corporate bonds	—	108,314	—	108,314
Corporate commercial paper	—	3,483	—	3,483
Bank deposits	—	13,595	—	13,595
Repurchase agreement	—	129	—	129
Municipal bonds	—	900	—	900
Total assets measured at fair value	$133,394	$140,922	$—	$274,316

Liabilities
Convertible Notes (1)	$—	$(284,280)	$—	$(284,280)
(1) The convertible notes are carried on the Condensed Consolidated Balance Sheets at their original issuance value including accreted interest, net of unamortized debt discount and issuance cost. The Convertible Notes are not marked to fair value at the end of each reporting period. As of January 3, 2016, the fair value of Convertible Notes was determined on the basis of market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy. See Note 16 for additional information on the Convertible Notes.

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

U.S. government treasuries and U.S. government agency securities as of January 3, 2016 and March 29, 2015 do not include any U.S. government guaranteed bank issued paper.
The securities in Level 1 are highly liquid and actively traded in exchange markets or over-the-counter markets. Level 2 fixed income securities are priced using quoted market prices for similar instruments, non-binding market prices that are corroborated by observable market data.
All of the Company’s available-for-sale investments are subject to a periodic impairment review. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. The Company did not record any impairment charges related to its available-for-sale investments in the three and nine months ended January 3, 2016 and December 28, 2014.

Note 6. Investments
Available-for-Sale Securities
Available-for-sale investments at January 3, 2016 were as follows:

(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government treasuries and agencies securities	$62,583	$—	$(149)	$62,434
Money market funds	70,960	—	—	70,960
Asset-backed securities	14,533	—	(32)	14,501
Corporate bonds	108,682	18	(386)	108,314
International government bonds	—	—	—	—
Corporate commercial paper	3,483	—	—	3,483
Bank deposits	13,595	—	—	13,595
Repurchase agreements	129	—	—	129
Municipal bonds	900	—	—	900
Total available-for-sale investments	274,865	18	(567)	274,316
Less amounts classified as cash equivalents	(74,996)	—	—	(74,996)
Short-term investments	$199,869	$18	$(567)	$199,320

Available-for-sale investments at March 29, 2015 were as follows:

(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government treasuries and agencies securities	$135,570	$398	$(23)	$135,945
Money market funds	55,578	—	—	55,578
Asset-backed securities	31,830	9	(9)	31,830
Corporate bonds	245,229	567	(121)	245,675
International government bonds	1,010	—	(4)	1,006
Corporate commercial paper	4,999	—	—	4,999
Bank deposits	16,915	—	—	16,915
Repurchase agreements	191	—	—	191
Municipal bonds	6,001	45	(2)	6,044
Total available-for-sale investments	497,323	1,019	(159)	498,183
Less amounts classified as cash equivalents	(60,068)	—	—	(60,068)
Short-term investments	$437,255	$1,019	$(159)	$438,115

The cost and estimated fair value of available-for-sale securities at January 3, 2016, by contractual maturity, were as follows:

(in thousands)	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$103,575	$103,569
Due in 1-2 years	64,896	64,740
Due in 2-5 years	107,386	106,007
Total investments in available-for-sale securities	$275,857	$274,316

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses as of January 3, 2016, aggregated by investment category and length of time that individual securities have been in a continuous loss position.

	Less Than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$90,142	$(386)	$—	$—	$90,142	$(386)
Asset-backed securities	14,501	(32)	—	—	14,501	(32)
U.S. government treasuries and agencies securities	56,969	(149)	—	—	56,969	(149)
Municipal bonds	900	—	—	—	900	—
International government bonds	—	—	—	—	—	—
Total	$162,512	$(567)	$—	$—	$162,512	$(567)

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

Currently, a significant portion of the Company’s available-for-sale investments that it holds are high grade instruments.  As of January 3, 2016, the unrealized losses on the Company’s available-for-sale investments represented an insignificant amount in relation to its total available-for-sale portfolio. Substantially all of the Company’s unrealized losses on its available-for-sale marketable debt instruments can be attributed to fair value fluctuations in an unstable credit environment that resulted in a decrease in the market liquidity for debt instruments.  Because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, the Company did not consider these investments to be other-than-temporarily impaired at January 3, 2016 and March 29, 2015.
Non-marketable Equity Securities
As of January 3, 2016 and March 29, 2015, the Company holds capital stock of privately-held companies with total amount of $6.0 million and $4.0 million, respectively. During the three months ended January 3, 2016, the Company purchased $2.0 million of convertible notes in a privately-held company which were automatically converted into ordinary shares of stock in accordance with the terms of the instrument at December 31, 2015. This and other investment in stocks (included under Other Assets on the Condensed Consolidated Balance Sheets) are accounted for as cost-method investment, as the Company owns less than 20% of the voting securities and does not have the ability to exercise significant influence over operating and financial policies of each entity. The Company did not record any impairment charge for these investments during the three and nine months ended January 3, 2016.

Note 7. Stock-Based Employee Compensation
Equity Incentive Programs
The Company currently issues awards under two equity-based plans in order to provide additional incentive and retention to directors and employees who are considered to be essential to the long-range success of the Company. These plans are further described below.
2004 Equity Plan (2004 Plan)
Options granted by the Company under the 2004 Plan generally expire seven years from the date of grant and generally vest over a four-year period from the date of grant, with one-quarter of the shares of common stock vesting on the 1 year anniversary of the grant date and the remaining shares vesting monthly for the 36 months thereafter. The exercise price of the options granted by the Company under the 2004 Plan shall not be less than 100% of the fair market value for a common share subject to such option on the date the option is granted. Full value awards made under the 2004 Plan shall become vested over a period of not less than 3 years (or, if vesting is performance-based, over a period of not less than one year) following the date such award is made; provided, however, that full value awards that result in the issuance of an aggregate of up to 5% of common stock available under the 2004 Plan may be granted to any one or more participants without respect to such minimum vesting provisions. As of January 3, 2016, there were 8.2 million shares available for future grant under the 2004 Plan.

Compensation Expense
The following table summarizes stock-based compensation expense by line items appearing in the Company’s Condensed Consolidated Statement of Operations:

	Three Months Ended		Nine Months Ended
(in thousands)	January 3, 2016	December 28, 2014	January 3, 2016	December 28, 2014
Cost of revenue	$666	$592	$1,993	$1,347
Research and development	4,433	2,562	11,608	7,547
Selling, general and administrative	4,363	2,724	12,309	7,875
Discontinued operations	—	20	(32)	(207)
Total stock-based compensation expense	$9,462	$5,898	$25,878	$16,562
The amount of stock-based compensation expense that was capitalized during the periods presented above was not material.
Stock Options
The following is a summary of the Company's stock option activity and related weighted average exercise prices for each category:

	Nine Months Ended January 3, 2016
(shares in thousands)	Shares	Price
Beginning stock options outstanding	3,680	$7.71
Granted	428	21.96
Exercised (1)	(1,222)	6.82
Canceled	(40)	6.94
Ending stock options outstanding	2,846	$10.25
Ending stock options exercisable	1,733	$7.50

(1)	Upon exercise, the Company issues new shares of common stock.
As of January 3, 2016, the unrecognized compensation cost related to nonvested stock options, net of estimated forfeitures, was $2.1 million and will be recognized over a weighted-average period of 1.13 years.
As of January 3, 2016, stock options vested and expected to vest totaled approximately 2.7 million with a weighted-average exercise price of $9.82 and a weighted-average remaining contractual life of 3.57 years. The aggregate intrinsic value was approximately $44.0 million.
As of January 3, 2016, fully vested stock options totaled approximately 1.7 million with a weighted-average exercise price of $7.50 and a weighted-average remaining contractual life of 2.87 years. The aggregate intrinsic value was approximately $32.7 million.
Restricted Stock Units
Restricted stock units granted by the Company under the 2004 Plan generally vest over at least a three year period from the grant date with one-third of restricted stock units vesting on each one-year anniversary. As of January 3, 2016, 3.7 million restricted stock unit awards were outstanding under the 2004 Plan.

The following table summarizes the Company's restricted stock unit activity and related weighted-average exercise prices for each category for the nine months ended January 3, 2016:

	Nine Months Ended January 3, 2016
(shares in thousands)	Shares	Weighted-average grant date fair value per share
Beginning RSUs outstanding	3,457	$10.58
Granted	1,640	21.95
Released	(1,091)	9.76
Forfeited	(311)	12.59
Ending RSUs outstanding	3,695	$15.70
As of January 3, 2016, restricted stock units expected to vest totaled approximately 3.1 million with a weighted-average remaining contract life of 1.36 years. The aggregate intrinsic value was approximately $81.1 million.
As of January 3, 2016, the unrecognized compensation cost related to restricted stock units granted under the Company’s equity incentive plan was approximately $25.9 million, net of estimated forfeitures, and is expected to be recognized over a weighted-average period of 1.49 years.
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
The following table summarizes the Company's performance stock unit activity and related weighted-average exercise prices for each category for the nine months ended January 3, 2016:

	Nine Months Ended January 3, 2016
(shares in thousands)	Shares	Weighted-average grant date fair value per share
Beginning PSUs outstanding	517	$8.06
Granted	73	8.51
Released	(182)	8.17
Forfeited	(178)	8.47
Ending PSUs outstanding	230	$7.80
As of January 3, 2016, performance stock units vested and expected to vest totaled approximately 0.2 million with a weighted-average remaining contract life of 0.44 year. The aggregate intrinsic value was approximately $4.8 million.
As of January 3, 2016, the unrecognized compensation cost related to performance stock units granted under the Company’s equity incentive plan was approximately $4.5 million, net of estimated forfeitures, and is expected to be recognized over a weighted-average period of 0.44 year.
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
As of January 3, 2016, the total market-based stock units outstanding were approximately 0.8 million.
As of January 3, 2016, market-based stock units vested and expected to vest totaled approximately 0.6 million with a weighted-average remaining contract life of 1.18 years. The aggregate intrinsic value was approximately $17.1 million.
As of January 3, 2016, the unrecognized compensation cost related to market-based stock units granted under the Company’s equity incentive plans was approximately $7.9 million, net of estimated forfeitures, and is expected to be recognized over a weighted-average period of 1.24 years.
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
Activity under the Company's ESPP for the nine months ended January 3, 2016 is summarized in the following table:

(in thousands, except per share amounts)
Number of shares issued	486
Average issuance price	$16.85
Number of shares available at January 3, 2016	3,893

Note 8. Stockholders' Equity
Stock Repurchase Program. In April 2015, the Company's Board of Directors approved a new share repurchase program authorization for $300 million. In October 2015, the Company's Board of Directors approved an increase in the share repurchase authorization by another $300 million. In the three and nine months ended January 3, 2016, the Company repurchased 10.7 million shares for $267.2 million and 14.5 million shares for $344.2 million, respectively. Of the total repurchases for the nine months ended January 3, 2016, $7.9 million was from the old authorization. As of January 3, 2016, approximately $263.7 million was available for future purchase under the new share repurchase program.

Accelerated Share Repurchase. On November 2, 2015, the Company separately entered into an accelerated share repurchase agreement (the ASR Agreements) with JPMorgan Chase Bank and Bank of America (the Dealers) to repurchase a total of $225 million of its common stock. Pursuant to the terms of the ASR agreements, approximately 7.0 million shares of its common stock were received by the Company on November 5, 2015. At settlement of the ASR Agreements, which is expected to occur during the fourth quarter of fiscal 2016, the Dealers may be required to deliver additional shares of common stock to the Company, or under certain circumstances, the Company may be required to deliver shares of its common stock or may elect to make a cash payment to the Dealers, with the number of shares to be delivered or the amount of such payment based on the differences between the volume-weighted average price, less a discount, of the Company’s common stock during the term of the transaction and the initial $225 million paid. The ASR Agreements were entered into pursuant to the Company’s increase in share repurchase authorization effective October 2015. Of the total initial amount paid to the Dealers, $45 million represents prepayment for subsequent settlement of the ASR Agreements, as of January 3, 2016. In accordance with ASC 815-40, Derivatives and Hedging - Contracts in an Entity’s Own Equity, the payments made under the ASR Agreements were classified as equity in the Company's Condensed Consolidated Balance Sheets.
In January 2016, the ASR Agreements settled resulting in the repurchase of 1.6 million of the Company’s common stock at an average price per share of $28.32.

Note 9. Balance Sheet Detail

(in thousands)	January 3, 2016	March 29, 2015
Inventories, net
Raw materials	$3,663	$4,709
Work-in-process	29,228	18,377
Finished goods	21,894	22,324
Total inventories, net	$54,785	$45,410

Property, plant and equipment, net
Land	$11,469	$11,578
Machinery and equipment	260,313	292,180
Building and leasehold improvements	48,195	48,031
Total property, plant and equipment, gross	319,977	351,789
Less: accumulated depreciation	(246,208)	(286,281)
Total property, plant and equipment, net	$73,769	$65,508

Other accrued liabilities
Accrued restructuring costs (1)	$8,568	$10,512
Other (2)	7,797	7,070
Total other accrued liabilities	$16,365	$17,582

Other long-term obligations
Deferred compensation related liabilities	$13,822	$13,143
Other (3)	8,271	4,462
Total other long-term liabilities	$22,093	$17,605

(1) Includes accrued severance costs related to ZMDI acquisition and the disposed HSC business of $4.5 million and $1.7 million, respectively, as of January 3, 2016 and accrued severance costs related to the sale of HSC business of $10.2 million as of March 29, 2015.
(2) Other current liabilities consist primarily of accrued royalties and outside commissions, current portion of supplier obligations, current portion of capital lease payable, and other accrued unbilled expenses.
(3) Other long-term obligations consist primarily of non-current portion of capital lease payable, non-current deferred gain and other long-term accrued liabilities.

Note 10. Deferred Income on Shipments to Distributors
Included in the caption “Deferred income on shipments to distributors” on the Consolidated Condensed Balance Sheets are amounts related to shipments to certain distributors for which revenue is not recognized until the Company's product has been sold by the distributor to an end customer. The components of deferred income on shipments to distributors as of January 3, 2016 and March 29, 2015 are as follows:

(in thousands)	January 3, 2016	March 29, 2015
Gross deferred revenue	$11,410	$19,299
Gross deferred costs	(2,887)	(3,605)
Deferred income on shipments to distributors	$8,523	$15,694

The gross deferred revenue represents the gross value of shipments to distributors at the list price billed to the distributor less any price protection credits provided to them in connection with reductions in list price while the products remain in their inventory.  The amount ultimately recognized as revenue will be lower than this amount as a result of ship from stock pricing credits which are issued in connection with the sell through of the Company's products to end customers. Based on the last four quarters, this amount has ranged from an average of approximately 31% to 39% of the list price billed to the customer.  The gross deferred costs represent the standard costs (which approximate actual costs) of products the Company sells to the distributors.  Although the Company monitors the levels and quality of inventory in the distribution channel, the Company's experience is that products returned from these distributors may be sold to a different distributor or in a different region of the world.  As such, inventory write-downs for products in the distribution channel have not been significant.

Note 11. Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component, net of tax, for the nine months ended January 3, 2016 consisted of the following:

(in thousands)	Cumulative translation adjustments	Unrealized gain on available-for-sale investments	Pension adjustments	Total
Balance, March 29, 2015	$(3,721)	$860	$680	$(2,181)
Other comprehensive loss before reclassifications	(2,044)	(1,740)	—	(3,784)
Amounts reclassified out of accumulated other comprehensive income (loss)	—	331	(613)	(282)
Net current-period other comprehensive loss	(2,044)	(1,409)	(613)	(4,066)
Balance as of January 3, 2016	$(5,765)	$(549)	$67	$(6,247)

Comprehensive income components consisted of:

(in thousands)	Nine Months Ended January 3, 2016	Location
Unrealized holding gains on available-for-sale investments	$331	interest and other, net
Amortization of pension benefits prior service costs	(613)	operating expense
Total amounts reclassified out of accumulated other comprehensive loss	$(282)

12. Goodwill and Intangible Assets, Net
Goodwill balances by reportable segment as of January 3, 2016 and March 29, 2015 are as follows:

	Reportable Segment
(in thousands)	Communications	Computing, Consumer and Industrial	Total
Balance as of March 29, 2015	$122,248	$13,396	$135,644
Addition - ZMDI acquisition (see Note 3)	—	170,089	170,089
Balance as of January 3, 2016	$122,248	$183,485	$305,733

Goodwill balances as of January 3, 2016 and March 29, 2015 are net of $920.3 million and $922.5 million, respectively, in accumulated impairment losses.
Intangible asset balances as of January 3, 2016 and March 29, 2015 are summarized as follows:

	January 3, 2016
(in thousands)	Gross Assets	Accumulated Amortization	Net Assets
Purchased intangible assets:
Existing technology	$279,514	$(201,992)	$77,522
Trademarks	5,211	(4,274)	937
Customer relationships	172,787	(129,146)	43,641
Intellectual property licenses	11,400	(1,324)	10,076
Backlog	5,800	(487)	5,313
Total purchased intangible assets	$474,712	$(337,223)	$137,489

	March 29, 2015
(in thousands)	Gross Assets	Accumulated Amortization	Net Assets
Purchased intangible assets:
Existing technology	$211,170	$(206,491)	$4,679
Trademarks	4,411	(3,850)	561
Customer relationships	131,045	(130,750)	295
Total purchased intangible assets	$346,626	$(341,091)	$5,535

As a result of the acquisition of ZMDI, the Company recognized additional intangible assets with total original value of $126.2 million during the three months ended January 3, 2016 (see Note 3).
During the three months ended January 3, 2016, the Company purchased an intangible asset with a cost of $1.5 million and an average estimated useful life of 3 years. During the three months ended September 27, 2015, the Company individually purchased intangible assets with a total cost of $9.9 million and an average estimated useful life of 6.25 years. These intangible assets are comprised of intellectual property licenses that are being used by the Company in the development, manufacture and sale of certain products.
Amortization expense for the three months ended January 3, 2016 and December 28, 2014 was $3.2 million and $1.3 million, respectively. Amortization expense for the nine months ended January 3, 2016 and December 28, 2014 was $5.6 million for each of the periods.
During the first quarter of fiscal 2015, the Company recorded an impairment charge relating to the HSC assets held for sale of $5.6 million, which consisted of existing technology of $4.6 million, customer relationships of $0.9 million and non-compete agreements of $0.1 million. Refer to Note 4 for additional information.
The intangible assets are being amortized over estimated useful lives of 1 to 7.5 years.

Based on the intangible assets recorded at January 3, 2016, and assuming no subsequent additions to or impairment of the underlying assets, the remaining estimated amortization expense is expected to be as follows (in thousands):

Fiscal Year	Amount
2016 (Remaining 3 months)	$7,150
2017	25,651
2018	19,322
2019	18,868
2020 and thereafter	66,498
Total purchased intangible assets	$137,489

Note 13. Restructuring
The following table shows the provision of the restructuring charges and the liability remaining as of January 3, 2016:

(in thousands)	Continuing Operations	Discontinued Operations (HSC)	Total
Balance as of March 29, 2015	$295	$10,217	$10,512
Provision	8,910	—	8,910
Payments and other adjustments	(2,290)	(8,564)	(10,854)
Balance as of January 3, 2016	$6,915	$1,653	$8,568
Integration-related Restructuring Plan
In December 2015, the Company began the implementation of planned cost reduction and restructuring activities in connection with the acquisition of ZMDI. The Company recognized approximately $4.5 million of employee termination cost for two former executives in operating expenses for the quarter ended January 3, 2016. The termination benefits are expected to be paid in the fourth quarter of fiscal 2016.
Other
During the three months ended January 3, 2016, the Company recorded charges of $1.5 million and reduced headcount by 2 employees. During the nine months ended January 3, 2016, the Company recorded charges of $4.4 million and reduced headcount by 37 employees, and paid $2.3 million related to these actions. As of January 3, 2016, the total accrued balance for employee severance costs related to these actions was $2.4 million. The Company expects to complete these actions by the fourth quarter of fiscal 2016.
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
The Company expects to complete payments of these termination benefits and the restructuring action by December 2017.

Note 14. Commitments and Contingencies
Warranty
The Company maintains an accrual for obligations it incurs under its standard product warranty program and customer, part, or process specific matters. The Company’s standard warranty period is one year, however in certain instances the warranty period may be extended to as long as two years. Management estimates the fair value of the Company’s warranty liability based on actual past warranty claims experience, its policies regarding customer warranty returns and other estimates about the timing and disposition of product returned under the standard program. Customer, part, or process specific accruals are estimated using a specific identification method. Historical profit and loss impact related to warranty returns activity has been minimal. The total warranty accrual was $0.3 million as of January 3, 2016 and March 29, 2015.
Litigation
In January 2012, Maxim I Properties, a general partnership that had purchased a certain parcel of real property (the Property) in 2003, filed a complaint in the Northern District of California naming approximately 30 defendants, including the Company ("Defendants"), alleging various environmental violations of the federal Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) and Resource Conservation and Recovery Act (RCRA), the California Hazardous Substance Account Act (HSAA), and other common law claims (the Complaint). The Complaint alleged that Defendants including the Company “…generated, transported, and/or arranged for the transport and/or disposal of hazardous waste to the Property.” On August 15, 2012, Maxim I Properties voluntarily dismissed its Complaint without prejudice. However, another defendant, Moyer Products, Inc., counter-claimed against the plaintiff, Maxim, and cross-claimed against the remaining co-Defendants, including the Company. Thus, the Company remains a cross-defendant in this action.
In a related, but independent action, the California Department of Toxic Substances Control (DTSC) notified the Company in September 2012 that the Company, and more than 50 other entities, were being named as respondents to DTSC's Enforcement Order, as “a generator of hazardous waste.” In April 2013, the Company, along with the other “respondent” parties, entered into a Corrective Action Consent Agreement (CACA) with the DTSC, agreeing to conduct the Property investigation and corrective action selection. The CACA supersedes the DTSC’s Enforcement Order. The Northern District of California federal court stayed the Maxim/Moyer litigation pending the Property investigation under the CACA and DTSC's corrective action selection.
Property investigation activity took place between April 2013 and June, 2015. On June 23, 2015, the DTSC deemed the Property investigation complete. The DTSC continues to evaluate corrective action alternatives. The Company will continue to vigorously defend itself against the allegations in the Complaint and evaluate settlement options with Moyer upon notification from DTSC of its corrective action selection. No specific corrective action has been selected yet, and thus no specific monetary demands have been made.
As of January 3, 2016, the Company is also a party to various other legal proceedings and claims arising in the normal course of business. With regard to these or future litigation matters that may arise, potential liability and probable losses or ranges of possible losses due to an unfavorable litigation outcome cannot be reasonably estimated at this time. Generally, litigation is subject to inherent uncertainties, and no assurance can be given that the Company will prevail in the Maxim lawsuit or any other particular lawsuit or claim. Pending lawsuits, claims as well as potential future litigation, could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's financial condition, results of operations or cash flows.

Note 15. Employee Benefit Plans
401(k) Plan
The Company sponsors a 401(k) retirement matching plan for qualified domestic employees.  The Company recorded expenses of approximately $1.9 million and $1.3 million in matching contributions under the plan during the nine months ended January 3, 2016 and December 28, 2014, respectively.
Deferred Compensation Plans
Effective November 1, 2000, the Company established an unfunded deferred compensation plan to provide benefits to executive officers and other key employees. Under the plan, participants can defer any portion of their salary and bonus compensation into the plan and may choose from a portfolio of funds from which earnings are measured. Participant balances are always 100% vested. As of January 3, 2016 and March 29, 2015, obligations under the plan totaled approximately $13.8 million and $13.1 million. Additionally, the Company has set aside assets in a separate trust that is invested in corporate owned life insurance intended to substantially fund the liability under the plan. As of January 3, 2016 and March 29, 2015, the deferred compensation plan assets were approximately $14.5 million and $16.5 million respectively.
During the first quarter of fiscal 2013, the Company assumed a deferred compensation plan associated with the acquisition of Fox. Under this plan, participants in retirement are entitled to receive a fixed amount from the Company on a monthly basis. The

Company has purchased life insurance policies with the intention of funding the liability under this plan. As of January 3, 2016 and March 29, 2015, the deferred compensation plan assets under this plan were approximately $0.8 million. As of January 3, 2016 and March 29, 2015, the deferred compensation plan liabilities under this plan were approximately $1.8 million and $1.7 million, respectively.
International Employee Benefit Plans
The Company sponsors defined-benefit pension plans, defined-contribution plans, multi-employer plans and other post-employment benefit plans covering employees in certain of the Company's international locations. As of January 3, 2016 and March 29, 2015, the net liability for all of these international benefit plans totaled $0.8 million and $1.0 million respectively.

Note 16. Convertible Senior Notes, Warrants and Hedges
Convertible Notes Offering
On October 29, 2015, the Company priced its private offering of $325 million in aggregate principal amount of 0.875% Convertible Senior Notes due 2022 ("Initial Convertible Notes"). On November 3, 2015, the initial purchasers in such offering exercised in full the over-allotment option to purchase an additional $48.8 million in aggregate principal amount of Convertible Notes (“Additional Convertible Notes”, and together “Convertible Notes”). The net proceeds from this offering were approximately $363.4 million, after deducting the initial purchasers’ discounts and commissions and the offering expenses. The Company used approximately $37.4 million of the net proceeds to pay the cost of the Bond Hedges described below (after such cost was partially offset by the proceeds to the Company from the Warrant Transactions described below). The Company used portion of the remaining net proceeds from the offering to purchase an aggregate of $300 million of its common stock, as authorized under its share repurchase program. The Company used $75.0 million under the currently approved repurchased authorization, to purchase shares of common stock from a purchaser of the Convertible Notes in privately negotiated transaction concurrently with the closing of the offering, and $225 million to purchase additional shares of common stock under the ASR Agreements. The Company intends to use the remainder of the net proceeds for working capital and general corporate purposes.
The Convertible Notes are governed by the terms of an indenture, dated November 4, 2015 (“Indenture”), between the Company and a trustee. The Convertible Notes are the senior unsecured obligations of the Company and bear interest at a rate of 0.875% per annum, payable semi-annually in arrears on May 15 and November 15 of each year, commencing May 15, 2016. The Convertible Notes will mature on November 15, 2022, unless earlier repurchased or converted. At any time prior to the close of business on the business day immediately preceding August 15, 2022, holders may convert their Convertible Notes at their option only under the following circumstances: (1) during any fiscal quarter commencing after the fiscal quarter ending on April 3, 2016 (and only during such fiscal quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. On or after August 15, 2022 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing circumstances.
Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election. Holders will not receive any additional cash payment or additional shares of the Company's common stock representing accrued and unpaid interest, if any, upon conversion of a Convertible Note, except in limited circumstances. Instead, interest will be deemed to be paid by the cash and shares, if any, of the Company’s common stock paid or delivered, as the case may be, to such holder upon conversion of a Convertible Note.
The conversion rate for the Convertible Notes will initially be 29.8920 shares of common stock per $1,000 principal amount of Convertible Notes, which corresponds to an initial conversion price of approximately $33.45 per share of common stock. The conversion rate is subject to adjustment from time to time upon the occurrence of certain events, including, but not limited to, the issuance of certain stock dividends on common stock, the issuance of certain rights or warrants, subdivisions, combinations, distributions of capital stock, indebtedness, or assets, the payment of cash dividends and certain issuer tender or exchange offers.
The Company may not redeem the Convertible Notes prior to the maturity date and no sinking fund is provided for the Convertible Notes, which means that the Company is not required to periodically redeem or retire the Convertible Notes. Upon the occurrence of certain fundamental changes involving the Company, holders of the Convertible Notes may require the Company to repurchase for cash all or part of their Convertible Notes in principal amounts of $1,000 or an integral multiple thereof at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

The Indenture does not contain any financial or operating covenants or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by the Company or any of its subsidiaries. The Indenture contains customary terms and covenants and events of default. If an event of default (other than certain events of bankruptcy, insolvency or reorganization involving the Company) occurs and is continuing, the Trustee by notice to the Company, or the holders of at least 25% in principal amount of the outstanding Convertible Notes by written notice to the Company and the Trustee, may declare 100% of the principal of and accrued and unpaid interest, if any, on all the Convertible Notes to be due and payable. Upon such a declaration of acceleration, such principal and accrued and unpaid interest, if any, will be due and payable immediately. Upon the occurrence of certain events of bankruptcy, insolvency or reorganization involving the Company, 100% of the principal of and accrued and unpaid interest, if any, on all of the Convertible Notes will become due and payable automatically. Notwithstanding the foregoing, the Indenture provides that, to the extent the Company elects, the sole remedy for an event of default relating to certain failures by the Company to comply with certain reporting covenants in the Indenture consists exclusively of the right to receive additional interest on the Convertible Notes. As of January 3, 2016, none of the conditions allowing holders of the Notes to convert had been met.
In accordance with ASC 470-20, Debt with Conversion and Other Options, the Company separated the Convertible Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the estimated fair value of a similar liability that does not have an associated convertible feature. Such amount was based on the contractual cash flows discounted at an appropriate market rate for a non-convertible debt at the date of issuance, which was determined to be 5.5%. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the face value of the Convertible Notes as a whole. The excess of the principal amount of the liability component over its carrying amount ("debt discount") is amortized to interest expense over the term of the Convertible Notes using the effective interest method with an effective interest rate of 5.5% per annum. The equity component is not remeasured as long as it continues to meet the conditions for equity classification.
In accordance with ASU No. 2015-03, the Company allocated the total transaction costs related to the Convertible Note issuance to the liability and equity components based on their relative values. Issuance costs attributable to the $274.4 million liability component are being amortized to expense over the term of the Convertible Notes, and issuance costs attributable to the $99.3 million equity component are included along with the equity component in stockholders' equity.
At the debt issuance date, the Convertible Notes, net of issuance costs, consist of the following (in thousands):

November 3, 2015
Liability component
Principal	$274,435
Less: Issuance cost	(7,568)
Net carrying amount	266,867
Equity component *
Allocated amount	99,316
Less: Issuance cost	(2,738)
Net carrying amount	96,578
Convertible Notes, net	$363,445
* Recorded in the consolidated condensed balance sheet within additional paid-in capital.

The following table includes total interest expense recognized related to the Convertible Notes during the three months period ended January 3, 2016 (in thousands):

Three Months Ended January 3, 2016
Contractual interest expense	$545
Amortization of debt issuance costs	180
Amortization of debt discount	1,984
$2,709

The net liability component of Convertible Notes is comprised of the following as of January 3, 2016 (in thousands):

January 3, 2016
Net carrying amount at issuance date	$266,867
Amortization of debt issuance costs during the period	180
Amortization of debt discount during the period	1,984
$269,031

See Note 5 to the Company's consolidated financial statements for fair value disclosures related to the Company's Convertible Notes.
Convertible Note Hedge and Warrant Transactions
In connection with the pricing of the Convertible Notes, on October 29, 2015, the Company entered into convertible note hedge transaction (the "Initial Bond Hedge"), with JPMorgan Chase Bank, National Association (the “Option Counterparty”) and paid $81.9 million.
On October 29, 2015, the Company also entered into separate warrant transaction (the "Initial Warrant Transaction") with the Option Counterparty and received $49.4 million.
In connection with the exercise of the Over-Allotment Option, on November 3, 2015, the Company entered into a convertible note hedge transaction (the “Additional Bond Hedge”, and together with the Initial Bond Hedges, the “Bond Hedge”) with the Option Counterparty and paid $12.3 million. On November 3, 2015, the Company also entered into separate additional warrant transaction (the “Additional Warrant Transaction”, and together with the Initial Warrant Transaction, the “Warrant Transactions”) with the Option Counterparty and received $7.4 million. Total amount paid for the purchase of bond hedge and total amount received for the sale of warrants were $94.2 million and $56.8 million, respectively.
The Bond Hedges are generally expected to reduce the potential dilution upon conversion of the Convertible Notes and/or offset any payments in cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election, that the Company is required to make in excess of the principal amount of the Convertible Notes upon conversion of any Convertible Notes, as the case may be, in the event that the market price per share of common stock, as measured under the terms of the Bond Hedges, is greater than the strike price ($33.45) of the Bond Hedges, which initially corresponds to the conversion price of the Convertible Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the Convertible Notes. The Warrant Transactions will separately have a dilutive effect to the extent that the market value per share of common stock, as measured under the terms of the Warrant Transactions, exceeds the applicable strike price of the warrants issued pursuant to the Warrant Transactions (the “Warrants”). The initial strike price of the Warrants is $48.66 per share. The Bond Hedges and Warrants are not marked to market. The value of the Bond Hedges and Warrants were initially recorded in stockholders' equity and continue to be classified as stockholders' equity in accordance with ASC 815-40, Derivatives and Hedging - Contracts in Entity's Own Equity. As of January 3, 2016, no warrants have been exercised.
Aside from the initial payment of a premium to the Option Counterparty under the Bond Hedges, which amount is partially offset by the receipt of a premium under the Warrant Transactions, the Company is not required to make any cash payments to the Option Counterparty under the Bond Hedges and will not receive any proceeds if the Warrants are exercised.

Note 17. Income Taxes
During the three and nine months ended January 3, 2016, the Company recorded an income tax benefit from continuing operations of $3.9 million and $2.9 million, respectively. The income tax benefit recorded in the three and nine months ended January 3, 2016 was primarily due to the tax benefit on the amortization of acquired intangible assets and severance costs in jurisdictions where no valuation allowance is in place, partially offset by taxes on earnings in foreign jurisdictions. The Company recorded an income tax expense from continuing operations of $0.1 million and $0.8 million in the three and nine months ended December 28, 2014, respectively. The income tax expense recorded in the three and nine months ended December 28, 2014 was primarily due to taxes on earnings in foreign jurisdictions.
As of January 3, 2016, the Company continued to maintain a valuation allowance against its net U.S. and foreign deferred tax assets, as the Company could not conclude that it was more likely than not that the Company would be able to realize its U.S. and foreign deferred tax assets. Given the continued improvement in the Company’s operations combined with certain tax strategies, it is reasonably possible that within the next 12 months, positive evidence will be sufficient to release a material amount of the Company’s valuation allowance. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. The exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that the Company is able to actually achieve. The Company will continue to evaluate the release of the valuation allowance on a quarterly basis.

After examination of the Company’s projected offshore cash flows, and global cash requirements, the Company determined that beginning in fiscal year 2016, the Company would no longer require 100% of its future foreign generated cash to support its foreign operations. The Company plans to repatriate a portion of its current year offshore earnings to the U.S. for domestic operations, and has accrued for the related tax impacts accordingly. For earnings accumulated as of March 29, 2015, the Company continues to indefinitely reinvest such amounts in its foreign jurisdictions, except to the extent there is any previously taxed income which is expected to be repatriated. If circumstances change and it becomes apparent that some or all of those undistributed earnings of the Company's offshore subsidiary will be remitted in the foreseeable future but income taxes have not been recognized, the Company will accrue income taxes attributable to that remittance.
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
As of January 3, 2016, the Company was under examination in Singapore. The Company's fiscal years 2009 through 2012 are under audit by the Inland Revenue Authority of Singapore. Although the final outcome is uncertain, based on currently available information, the Company believes that the ultimate outcome will not have a material adverse effect on its financial position, cash flows or results of operations.
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
On July 27, 2015, in Altera Corp. v. Commissioner, the U.S. Tax Court issued an opinion related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. At this time, the U.S. Department of the Treasury has not withdrawn the requirement to include stock-based compensation from its regulations. Due to the uncertainty surrounding the status of the current regulations, questions related to the scope of potential benefits, and the risk of the Tax Court’s decision being overturned upon appeal, the Company has not recorded any benefit as of January 3, 2016. The Company will continue to monitor ongoing developments and potential impacts to our financial statements.

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

•
Computing, Consumer and Industry segment: includes clock generation and distribution products, high-performance server memory interfaces, PCI Express switching solutions, power management solutions, signal integrity products, and sensing products for mobile, automotive and industrial solutions.

The Company completed the acquisition of ZMDI in December 2015 and is in the process of integrating the ZMDI business into the Company's reporting segment. During the three months ended January 3, 2016, the Company renamed its Computing and Consumer reportable segment to Computing, Consumer and Industrial in order to reflect the operations of ZMDI which are primarily aggregated into the Computing, Consumer and Industrial reportable segment.

The tables below provide information about these segments:

Revenues by segment	Three Months Ended		Nine Months Ended
(in thousands)	January 3, 2016	December 28, 2014	January 3, 2016	December 28, 2014
Communications	$85,502	$79,288	$222,688	$240,046
Computing, Consumer and Industrial	92,108	71,872	285,327	174,509
Total revenues	$177,610	$151,160	$508,015	$414,555

Income by segment from continuing operations	Three Months Ended		Nine Months Ended
(in thousands)	January 3, 2016	December 28, 2014	January 3, 2016	December 28, 2014
Communications	$35,238	$29,315	$85,588	$88,864
Computing, Consumer and Industrial	17,248	10,073	66,934	10,350
Unallocated expenses:
Amortization of intangible assets	(2,732)	(1,347)	(4,315)	(5,572)
Inventory fair market value adjustment	(890)	—	(890)	—
Assets impairment and recoveries	—	—	(119)	(2,703)
Stock-based compensation expense	(9,462)	(5,875)	(25,878)	(16,562)
Severance, retention and facility closure costs	(6,092)	(338)	(9,060)	(1,250)
Acquisition-related costs and other	(2,649)	—	(2,649)	—
Deferred compensation plan expense (income), net	(3)	125	—	125
Proceeds from life insurance policies	—	25	—	8
Interest income (expense) and other, net	(2,035)	954	1,201	1,778
Income from continuing operations, before income taxes	$28,623	$32,932	$110,812	$75,038

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

Revenues from unaffiliated customers by geographic area, based on the customers' shipment locations, were as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	January 3, 2016	December 28, 2014	January 3, 2016	December 28, 2014
APAC	$131,155	$111,437	$380,101	$283,293
Americas (1)	18,779	15,869	57,474	52,631
Japan	9,011	9,326	25,756	30,015
Europe	18,665	14,528	44,684	48,616
Total revenues	$177,610	$151,160	$508,015	$414,555

(1)
The revenues from the customers in the U.S. were $18.0 million and $14.6 million in the three months ended January 3, 2016 and December 28, 2014, respectively. The revenues from the customers in the U.S. were $54.3 million and $47.1 million in the nine months ended January 3, 2016 and December 28, 2014, respectively.

The Company utilizes global and regional distributors around the world, that buy product directly from the Company on behalf of their customers. Three distributors, Uniquest, Avnet and its affiliates, and SK Hynix and its affiliates accounted for 14%, 13%, and 13%, respectively, of the Company's revenues in the three months ended January 3, 2016. Three distributors, Uniquest, SK Hynix and its affiliates, and Avnet and its affiliates accounted for 17%, 13% and 13%, respectively, of the Company's revenues in the nine months ended January 3, 2016. One distributor, Uniquest accounted for 17% and 13%, respectively, of the Company's revenues in the three and nine months ended December 28, 2014.
At January 3, 2016, three distributors represented approximately 18%, 11% and 10%, respectively, of the Company’s gross accounts receivable. At March 29, 2015, two distributors represented approximately 10% and 11%, respectively, of the Company’s gross accounts receivable.
The Company’s significant operations outside of the United States include test facilities in Malaysia and Germany, design centers in Canada and China, and sales subsidiaries in Japan, APAC and Europe. The Company's net property, plant and equipment, are summarized below by geographic area:

(in thousands)	January 3, 2016	March 29, 2015
United States	$37,703	$38,879
Malaysia	20,250	21,244
Germany	10,681	—
Canada	3,587	3,997
All other countries	1,548	1,388
Total property, plant and equipment, net	$73,769	$65,508

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
This discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and accompanying Notes included in this report and the Audited Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended March 29, 2015 filed with the SEC. Operating results for the three and nine months ended January 3, 2016 are not necessarily indicative of operating results for an entire fiscal year.
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
For a discussion of our critical accounting policies, see Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended March 29, 2015 and our Condensed Consolidated Financial Statements and accompanying Notes included in this report. We believe that these accounting policies are "critical," as defined by the SEC, in that they are both highly important to the portrayal of our financial condition and results, and they require difficult management judgments, estimates and assumptions about matters that are inherently uncertain. Except for the newly adopted accounting policies discussed in Note 1 to the Condensed Consolidated Financial Statements included in this report, we believe that there have been no other significant changes during the three and nine months ended January 3, 2016 to the items that we disclosed as our critical accounting policies in our Annual Report on Form 10-K for the fiscal year ended March 29, 2015.
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
Our fiscal year is the 52 or 53 week period ending on the Sunday closest to March 31. In a 52 week year, each fiscal quarter consists of 13 weeks. In a 53 week year, the additional week is usually added to the third quarter, making such quarter consist of 14 weeks. The first and second quarters of fiscal 2016 and fiscal 2015 were 13 week periods, the third quarter of fiscal 2016 was 14 weeks, and the third quarter of fiscal 2015 was 13 weeks.

Recent developments
Acquisition of Zentrum Mikroelektonik Dresden AG
On December 7, 2015, we completed the acquisition of all of the outstanding no-par-value shares of Zentrum Mikroelektronik Dresden AG (ZMDI), a privately-held company mainly operating in Germany, in an all-cash transaction for approximately $307 million. ZMDI is a global supplier of sensing and digital power semiconductor solutions for automotive, industrial, mobile sensing and other consumer applications. The acquisition provides the Company a significant new growth opportunity in the automotive and industrial business. As a result of this acquisition, we recorded amortizable intangible assets of $126.2 million and goodwill of $170.1 million during the third quarter of fiscal 2016. In addition, we recorded approximately $2.1 million of acquisition related costs during the third quarter of fiscal 2016, which were included in Selling, General and Administrative Expenses in the Condensed Consolidated Statements of Operations.
Convertible Notes Offering
On November 3, 2015, we issued $373.8 million aggregate principal amount of 0.875% Convertible Senior Notes (the Convertible Notes) due 2022. The net proceeds from this offering were approximately $363.4 million, after deducting the initial purchasers' discounts and commissions and the estimated offering expenses. The net proceeds were primarily used in the purchase of note hedges and repurchases of our common stock. We intend to use the remainder of the net proceeds for working capital and general corporate purposes. Refer to Note 16 for details.
Convertible Note Hedge and Warrant Transactions
In connection with the convertible notes offering, we also entered into two other separate transactions which involved purchase of a note hedge for $94.2 million and issuance of warrants for $56.8 million. We used $37.4 million of the net proceeds from the convertible notes offering to pay for the cost of the note hedge, after such cost was partially offset by the proceeds we received from the issuance of warrants. Refer to Note 16 for details.
Accelerated Share Repurchase
On November 2, 2015, we separately entered into an accelerated share repurchase agreement (the ASR Agreements) with JPMorgan Chase Bank and Bank of America (the Dealers) to repurchase a total of $225 million of our common stock. We received approximately 7.0 million shares of our common stock on November 5, 2015, in accordance with the terms of the ASR Agreements. Of the total initial amount paid to the Dealers, $45 million represents prepayment for subsequent settlement of the ASR Agreements, as of January 3, 2016.
In January 2016, the ASR Agreements settled resulting in the repurchase of 1.6 million of the Company’s common stock at an average price per share of $28.32.
High-Speed Converter (“HSC”) Business
In fiscal 2014, we initiated a project to divest our HSC business and have classified the related assets, as held for sale. The HSC business included the assets of NXP B.V.’s Data Converter Business and Alvand Technologies, Inc., which were acquired in fiscal 2013.
On May 30, 2014, we completed the sale of certain assets related to the Alvand portion of the HSC business to a buyer pursuant to an Asset Purchase Agreement. Upon the closing of the transaction, the buyer paid us $18.0 million in cash consideration, of which $2.7 million was initially held in an escrow account and was paid to us in December 2015. We recorded a gain of $16.8 million in discontinued operations related to this divestiture during the first quarter of fiscal 2015.
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

As of January 3, 2016, we had a receivable of $1.5 million representing uncollected proceeds from the sale that was included under Other Assets on the Condensed Consolidated Balance Sheet. Given the term of the sale, we deferred the gain from this divestiture amounting to $1.4 million and will recognize it into discontinued operations when collectibility becomes certain.
The HSC business was included in the Communications reportable segment. For financial statements purposes, the results of operations for the HSC business have been segregated from those of the continuing operations and are presented in the condensed consolidated financial statements as discontinued operations.

Overview
The following table and discussion provides an overview of our operating results from continuing operations for the three and nine months ended January 3, 2016 and December 28, 2014:

	Three Months Ended		Nine Months Ended
(in thousands, except for percentage)	January 3, 2016	December 28, 2014	January 3, 2016	December 28, 2014
Revenues	$177,610	$151,160	$508,015	$414,555
Gross profit	$107,911	$91,364	$313,691	$247,249
As a % of revenues	61%	60%	62%	60%
Operating income	$30,631	$31,374	$109,986	$72,213
As a % of revenues	17%	21%	22%	17%
Net income from continuing operations	$32,545	$32,841	$113,688	$74,198
As a % of revenues	18%	22%	22%	18%

Our revenues increased by $26.5 million, or 17%, to $177.6 million in the quarter ended January 3, 2016 compared to the quarter ended December 28, 2014. The increase was primarily due to increased unit shipments in our Computing, Consumer and Industrial segment as we continued to experience increased demand for our memory interface and wireless power products. Revenue from the newly acquired business of ZMDI amounting to $3.4 million also contributed to the higher revenue. Gross profit percentage improved for the three months ended January 3, 2016 compared to the same period in fiscal 2015 primarily due to reduced manufacturing costs and improved inventory management. Net income from continuing operations was $32.5 million in the third quarter of fiscal 2016, as compared to $32.8 million in the third quarter of fiscal 2015. The increase in net income was primarily due to increased revenues and gross margin, offset in part by the overall increase in operating expenses.

Results of Continuing Operations
Revenues

Revenues by segment:	Three Months Ended		Nine Months Ended
(in thousands)	January 3, 2016	December 28, 2014	January 3, 2016	December 28, 2014
Communications	$85,502	$79,288	$222,688	$240,046
Computing, Consumer and Industrial	92,108	71,872	285,327	174,509
Total revenues	$177,610	$151,160	$508,015	$414,555

Product groups representing greater than 10% of net revenues:	Three Months Ended		Nine Months Ended
As a percentage of net revenues	January 3, 2016	December 28, 2014	January 3, 2016	December 28, 2014
Communications:
Communications timing products	14%	21%	16%	23%
Serial RapidIO products	14%	17%	12%	19%
All others less than 10% individually	20%	14%	16%	16%
Total communications	48%	52%	44%	58%

Computing, Consumer and Industrial:
Consumer and computing timing products	8%	12%	9%	15%
Memory interface products	32%	17%	35%	21%
All others less than 10% individually	12%	19%	12%	6%
Total computing and consumer	52%	48%	56%	42%

Total	100%	100%	100%	100%

Communications Segment
Revenues in our Communications segment increased $6.2 million, or 8%, to $85.5 million in the quarter ended January 3, 2016 as compared to the quarter ended December 28, 2014. The increase was primarily due to $9.8 million increase in shipments of our legacy products, offset in part by $2.1 million and $1.7 million decreases in our networking and communications products and RapidIO switching solutions products, respectively, as a result of lower demand.
Revenues in our Communications segment decreased $17.4 million, or 7%, to $222.7 million in the nine months ended January 3, 2016 as compared to the nine months ended December 28, 2014. The decrease was primarily due to a $16.1 million decrease in shipments of our RapidIO switching solutions products as a result of lower demand combined with $9.1 million decrease in networking and communications products. These decreases were offset in part by a $7.2 million increase in our legacy products.
Computing, Consumer and Industrial Segment
Revenues in our Computing, Consumer and Industrial segment increased $20.2 million, or 28% to $92.1 million in the quarter ended January 3, 2016 as compared to the quarter ended December 28, 2014. The increase was primarily due to a $14.0 million increase in memory interface product revenues as a result of stronger demand, combined with an $8.5 million increase in shipments of wireless power products as our wireless business continues to grow and a $3.4 million revenue contribution from the ZMDI business, which mainly includes sensing products for mobile, automotive and industrial end-markets. These increases were offset in part by a $4.9 million decrease in timing products.
Revenues in our Computing, Consumer and Industrial segment increased $110.8 million, or 64% to $285.3 million in the nine months ended January 3, 2016 as compared to the nine months ended December 28, 2014. The increase was primarily due to a $89.1 million increase in memory interface product revenues as a result of stronger demand, combined with a $28.6 million increase in shipments of wireless power products as our wireless business continues to grow, a $4.7 million increased revenue from power and energy management products and a $3.4 million revenue from sensing products for mobile, automotive and industrial end-markets. These increases were offset in part by a $14.7 million decrease in timing products.

Revenues by Region
Revenues in the quarter ended January 3, 2016 increased primarily in APAC (Asia Pacific region excluding Japan) as compared to the quarter ended December 28, 2014. Revenues in APAC, the Americas, Japan and Europe accounted for 74%, 11%, 5% and 11%, respectively, of consolidated revenues in the quarter ended January 3, 2016 compared to 66%, 14%, 8% and 12% of our consolidated revenues in the quarter ended December 28, 2014. The APAC region continues to be our strongest region, as many of our largest customers utilize manufacturers in that region.
Revenues in the nine months ended January 3, 2016 increased primarily in APAC (Asia Pacific region excluding Japan) as compared to the nine months ended December 28, 2014. Revenues in APAC, the Americas, Japan and Europe accounted for 75%, 11%, 5% and 9%, respectively, of consolidated revenues in the nine months ended January 3, 2016 compared to 68%, 13%, 8% and 12% of our consolidated revenues in the nine months ended December 28, 2014. The APAC region continues to be our strongest region, as many of our largest customers utilize manufacturers in that region.
Gross Profit

	Three Months Ended		Nine Months Ended
	January 3, 2016	December 28, 2014	January 3, 2016	December 28, 2014
Gross Profit (in thousands)	$107,911	$91,364	$313,691	$247,249
Gross Profit Percentage	60.8%	60.4%	61.7%	59.6%

Gross profit increased $16.5 million and $66.4 million in the three and nine months ended January 3, 2016 compared to the three and nine months ended December 28, 2014, as a result of increased revenues combined with a higher gross margin percentage. Gross profit as a percentage of revenues increased 0.4% and 2.1% in the three and nine months ended January 3, 2016 compared to the three and nine months ended December 28, 2014. Gross profit percentage improved primarily due to reduced manufacturing costs and improved inventory management.
Operating Expenses
The following table presents our operating expenses for the three and nine months ended January 3, 2016 and December 28, 2014:

	Three Months Ended				Nine Months Ended
	January 3, 2016		December 28, 2014		January 3, 2016		December 28, 2014
(in thousands, except for percentages)	Dollar Amount	% of Net Revenue	Dollar Amount	% of Net Revenue	Dollar Amount	% of Net Revenues	Dollar Amount	% of Net Revenues
Research and development	$38,429	22%	$32,825	22%	$107,484	21%	$95,617	23%
Selling, general and administrative	$38,851	22%	$27,165	18%	$96,221	19%	$79,419	19%

Research and Development (R&D)
R&D expense increased $5.6 million, or 17.1%, to $38.4 million in the quarter ended January 3, 2016 compared to the quarter ended December 28, 2014. The increase was primarily driven by a $2.9 million increase in R&D labor and benefit related costs, a $1.9 million increase in stock-based compensation, a $0.9 million increase in R&D consulting and outside services and a $0.6 million increase in photomasks and R&D materials. These increases were partly offset by a $0.9 million decrease in accrued employee bonus expense.
R&D expense increased $11.9 million, or 12.4%, to 107.5 million in the nine months ended January 3, 2016 compared to the nine months ended December 28, 2014. The increase was primarily driven by a $4.8 million increase in R&D labor and benefit related costs, a $4.3 million increase in stock-based compensation, a $1.2 million increase in R&D consulting and outside services and a $1.1 million in photomasks and R&D materials.
Selling, General and Administrative (SG&A)
SG&A expense increased $11.7 million, or 43.0%, to $38.9 million in the quarter ended January 3, 2016 as compared to the quarter ended December 28, 2014. The increase was primarily driven by a $5.5 million increase in severance costs as a result of headcount reductions during the current quarter, a $2.1 million increase in acquisition-related costs, a $1.7 million increase in SG&A labor and benefit related costs, a $1.6 million increase in stock-based compensation and a $1.1 million in amortization of newly acquired intangible assets.

SG&A expense increased $16.8 million, or 21.2%, to $96.2 million in the nine months ended January 3, 2016 as compared to the nine months ended December 28, 2014. The increase was primarily driven by a $6.7 million increase in severance costs as a result of headcount reductions during the current period, a $4.4 million increase in stock-based compensation, a $2.1 million increase in acquisition-related costs, a $1.9 million increase in SG&A labor and benefit related costs and a $1.4 million increase in consulting and outside services.
Interest Income and Expense and Other, Net
The components of interest income, interest expense and other, net are summarized as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	January 3, 2016	December 28, 2014	January 3, 2016	December 28, 2014
Interest income	$827	$738	$2,916	$1,857
Interest expense	$(2,934)	$(12)	$(2,957)	$(25)
Other income, net	99	832	867	993
Interest and other, net	$(2,008)	$1,558	$826	$2,825

Interest income is derived from earnings on our cash and short-term investments. Interest expense is primarily comprised of coupon interest, amortization of issuance costs and accretion of debt discount related to the Convertible Notes we issued in November 2015. Other income, net primarily consists of gains or losses in the value of deferred compensation plan assets, foreign currency gains or losses and other non-operating gains or losses. The decrease in interest income in the nine months ended January 3, 2016 as compared to the same period in prior year was primarily attributable to lower level of short-term investments. The decrease in other income in the three and nine months quarter ended January 3, 2016 as compared to the same periods in prior year was primarily due to decrease in value of the underlying investments of the deferred compensation plan and unfavorable impact of foreign currency fluctuations.
Income Tax Expense
During the three and nine months ended January 3, 2016, we recorded an income tax benefit from continuing operations of $3.9 million and $2.9 million, respectively. The income tax benefit recorded in the three and nine months ended January 3, 2016 was primarily due to the tax benefit on the amortization of acquired intangible assets and severance costs in jurisdictions where no valuation allowance is in place, partially offset by taxes on earnings in foreign jurisdictions. We recorded an income tax expense from continuing operations of $0.1 million and $0.8 million in the three and nine months ended December 28, 2014, respectively. The income tax expense recorded in the three and nine months ended September 28, 2014 was primarily due to taxes on earnings in foreign jurisdictions.
As of January 3, 2016, we continued to maintain a valuation allowance against our net U.S. and foreign deferred tax assets, as we could not conclude that it was more likely than not that we would be able to realize our U.S. and foreign deferred tax assets. Given the continued improvement in our operations combined with certain tax strategies, it is reasonably possible that within the next 12 months, positive evidence will be sufficient to release a material amount of our valuation allowance. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. The exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve. We will continue to evaluate the release of the valuation allowance on a quarterly basis.
After examination of our projected offshore cash flows, and global cash requirements, we determined that beginning in fiscal year 2016, we would no longer require 100% of our future foreign generated cash to support our foreign operations. We plan to repatriate a portion of our current year offshore earnings to the U.S. for domestic operations, and have accrued for the related tax impacts accordingly. For earnings accumulated as of March 29, 2015, we continue to indefinitely reinvest such amounts in our foreign jurisdictions, except to the extent there is any previously taxed income which is expected to be repatriated. If circumstances change and it becomes apparent that some or all of those undistributed earnings of our offshore subsidiary will be remitted in the foreseeable future but income taxes have not been recognized, we will accrue income taxes attributable to that remittance.
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
As of January 3, 2016, we were under examination in Singapore. Our fiscal years 2009 through 2012 are under audit by the Inland Revenue Authority of Singapore. Although the final outcome is uncertain, based on currently available information, we believe that the ultimate outcome will not have a material adverse effect on our financial position, cash flows or results of operations.
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
On July 27, 2015, in Altera Corp. v. Commissioner, the U.S. Tax Court issued an opinion related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. At this time, the U.S. Department of the Treasury has not withdrawn the requirement to include stock-based compensation from its regulations. Due to the uncertainty surrounding the status of the current regulations, questions related to the scope of potential benefits, and the risk of the Tax Court’s decision being overturned upon appeal, we have not recorded any benefit as of January 3, 2016. We will continue to monitor ongoing developments and potential impacts to our financial statements.

Liquidity and Capital Resources
Our cash and cash equivalents and short-term investments were $352.3 million at January 3, 2016, a decrease of $202.7 million compared to March 29, 2015.
We had an outstanding debt in the form of convertible notes amounting to $373.8 million at January 3, 2016. We had no outstanding debt at March 29, 2015.
Cash Flows from Operating Activities
Net cash provided by operating activities totaled $159.0 million in the nine months ended January 3, 2016 compared to $111.1 million in the nine months ended December 28, 2014. Cash provided by operating activities in the nine months ended January 3, 2016 consisted of our net income of $113.1 million, adjusted to add back stock-based compensation, depreciation, amortization, impairment charges, amortization of debt issue cost and debt discount and other non-cash items which totaled $42.5 million less net gain on sale of asset of $0.3 million; and cash provided by working capital requirements. In the nine months ended January 3, 2016, excluding the effects of non-cash activities, cash provided by working capital requirements was $3.7 million and consisted primarily of a $10.4 million decrease in inventories, a $8.3 million decrease in accounts receivable and a $4.5 million decrease in prepaid and other other assets. These were offset in part by a $7.2 million decrease in deferred income, a $5.4 million decrease in accrued compensation and related expense, a $4.1 million decrease in other accrued liabilities and a $2.8 million decrease in accounts payable.
Cash Flows from Investing Activities
Net cash used in investing activities in the nine months ended January 3, 2016 was $67.5 million compared to net cash used of $22.2 million in the nine months ended December 28, 2014.  Net cash used in investing activities in the nine months ended January 3, 2016 was primarily due to $279.1 million of payments to purchase ZMDI, net of cash acquired, $12.5 million of expenditures to purchase capital equipment, $10.8 million of payments to acquire intangible assets and $2.0 million for purchase of convertible note. These uses were offset in part by $234.3 million for the net sale of short-term investments and $2.7 million from collection of escrow receivable.
Cash Flows from Financing Activities
Net cash used in financing activities was $55.7 million in the nine months ended January 3, 2016 as compared to net cash used of $49.5 million in the nine months ended December 28, 2014. Cash used in financing activities in the nine months ended January 3, 2016 was primarily due to $344.2 million in stock buyback, $94.2 million payment for convertible note hedges, $45 million in prepayment for stock buyback and $9.2 million payment for bank loans. These uses were offset in part by $363.4 million of proceeds from issuance of convertible notes, net of issuance costs, $56.8 million of proceeds from issuance of warrants and $16.5 million from the exercise of stock options and the issuance of stock under our employee stock purchase plan.
We anticipate capital expenditures of approximately $15 million to $25 million during the next 12 months to be financed through cash generated from operations and existing cash and investments.

In addition, as much of our revenues are generated outside the U.S., a significant portion of our cash and investment portfolio accumulates in the foreign countries in which we operate. At January 3, 2016, we had cash, cash equivalents and investments of approximately $245.5 million invested overseas in accounts belonging to various IDT foreign operating entities. While these amounts are primarily invested in U.S. dollars, a portion is held in foreign currencies, and all offshore balances are exposed to local political, banking, currency control and other risks. In addition, these amounts may be subject to tax and other transfer restrictions.
We believe that existing cash and investment balances, together with cash flows from operations, will be sufficient to meet our working capital and capital expenditure needs through at least the next 12 months. We may choose to investigate other financing alternatives to supplement U.S. liquidity; however, we cannot be certain that additional financing will be available on satisfactory terms.
Off-Balance Sheet Arrangements
We assumed an agreement with a financial institution to sell certain of its trade receivables from customers with limited, non-credit-related recourse provisions as part of an acquisition during the quarter ended January 3, 2016. Total receivables sold under the factoring facility during the quarter ended January 3, 2016 was $3.1 million. Total collections from sale of receivables and from deferred purchase payment during the quarter ended January 3, 2016 were $4.2 million and $0.4 million, respectively. Under the terms of the factoring agreement, the total available amount of the factoring facility as of January 3, 2016 was $2.9 million. The sales of accounts receivable in accordance with the factoring agreement are reflected as a reduction of Accounts Receivable, net in the Condensed Consolidated Balance Sheets as they meet the applicable criteria of ASC 860, Transfers and Servicing. Collections of deferred purchase payment are included in the change in accounts receivable under the operating activities section of the Condensed Consolidated Statements of Cash Flows. The amount due from the factoring institution was $0.5 million at January 3, 2016, and is shown in Prepayments and Other Current Assets in the Condensed Consolidated Balance Sheets. We pay factoring fees associated with the sale of receivables based on the value of the receivables sold. Such fees are not material for the quarter ended January 3, 2016.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our interest rate risk relates primarily to our short-term investments of $199.3 million and $438.1 million as of January 3, 2016 and March 29, 2015, respectively.  By policy, we limit our exposure to long-term investments and mitigate the credit risk through diversification and adherence to a policy requiring the purchase of highly rated securities. As of January 3, 2016 and March 29, 2015, the Company’s cash, cash equivalents and investment portfolio was concentrated in securities with same day liquidity and a substantial majority of securities in our investment portfolio had maturities of less than two years. A hypothetical 10% change in interest rates would not have a material effect on the value of our investment portfolio as of January 3, 2016. We do not currently use derivative financial instruments in our investment portfolio.
At January 3, 2016, we had an outstanding debt of $373.8 million in the form of convertible note. As of March 29, 2015, we had no outstanding debt. The fair value of our Convertible Notes is subject to interest rate risk, market risk and other factors due to the convertible feature. The fair value of the Convertible Notes will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the Convertible Notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. The interest and market value changes affect the fair value of our Convertible Notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation.
We are exposed to foreign currency exchange rate risk as a result of international sales, assets and liabilities of foreign subsidiaries, local operating expenses of our foreign entities and capital purchases denominated in foreign currencies. We may use derivative financial instruments to help manage our foreign currency exchange exposures. We do not enter into derivatives for speculative or trading purposes. We have foreign exchange facilities used for hedging arrangements with banks that allow the Company to enter into foreign exchange contracts totaling approximately $20.0 million, all of which was available at January 3, 2016. We performed a sensitivity analysis as of January 3, 2016 and March 29, 2015 and determined that, without hedging the exposure, a 10% change in the value of the U.S. dollar would result in an approximate 0.2% and 0.4% impact on gross profit margin percentage, respectively, as we operate a manufacturing testing facility in Malaysia, and an approximate 0.8% and 0.6% impact to operating expenses (as a percentage of revenue), respectively, as we operate sales offices in Japan, Taiwan and South Korea and throughout Europe and design centers in China and Canada. At January 3, 2016 and March 29, 2015, we had no material outstanding foreign exchange contracts.
We did not have any material currency exposure related to any outstanding capital purchases as of January 3, 2016 and March 29, 2015.

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
At January 3, 2016, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure control and procedures were effective at a reasonable assurance level. There have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Litigation
In January 2012, Maxim I Properties, a general partnership that had purchased a certain parcel of real property (the Property) in 2003, filed a complaint in the Northern District of California naming approximately 30 defendants, including the Company ("Defendants"), alleging various environmental violations of the federal Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) and Resource Conservation and Recovery Act (RCRA), the California Hazardous Substance Account Act (HSAA), and other common law claims (the Complaint). The Complaint alleged that Defendants including the Company “…generated, transported, and/or arranged for the transport and/or disposal of hazardous waste to the Property.” On August 15, 2012, Maxim I Properties voluntarily dismissed its Complaint without prejudice. However, another defendant, Moyer Products, Inc., counter-claimed against the plaintiff, Maxim, and cross-claimed against the remaining co-Defendants, including the Company. Thus, we remain a cross-defendant in this action.
In a related, but independent action, the California Department of Toxic Substances Control (DTSC) notified the Company in September 2012 that the Company, and more than 50 other entities, were being named as respondents to DTSC's Enforcement Order, as “a generator of hazardous waste.” In April 2013, the Company, along with the other “respondent” parties, entered into a Corrective Action Consent Agreement (CACA) with the DTSC, agreeing to conduct the Property investigation and corrective action selection. The CACA supersedes the DTSC’s Enforcement Order. The Northern District of California federal court stayed the Maxim/Moyer litigation pending the Property investigation under the CACA and DTSC's corrective action selection.
Property investigation activity took place between April 2013 and June, 2015. On June 23, 2015, the DTSC deemed the Property investigation complete. The DTSC continues to evaluate corrective action alternatives. The Company will continue to vigorously defend itself against the allegations in the Complaint and evaluate settlement options with Moyer upon notification from DTSC of its corrective action selection. No specific corrective action has been selected yet, and thus no specific monetary demands have been made.
As of January 3, 2016, the Company is also a party to various other legal proceedings and claims arising in the normal course of business. With regard to these or future litigation matters that may arise, potential liability and probable losses or ranges of possible losses due to an unfavorable litigation outcome cannot be reasonably estimated at this time. Generally, litigation is subject to inherent uncertainties, and no assurance can be given that the Company will prevail in the Maxim lawsuit or any other particular lawsuit or claim. Pending lawsuits, claims as well as potential future litigation, could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's financial condition, results of operations or cash flows.
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
We have and/or rely on facilities and operations in many countries throughout the world and some of our operations are concentrated in one or more geographic regions. Significant portion of our revenue comes from shipments to locations outside the United States. As a result of the breadth of our international operations, we are subject to the potential for substantial volatility in global capital markets and the global demand for semiconductor product. Our financial results and operations, including our ability to manufacture, assemble and test, design, develop and sell products, may be adversely affected by various global economic and geo-political conditions which can include:

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
The acquisition of ZMDI and the integration of its business, operations and employees with our own will involve risks and the failure to integrate successfully in the expected time frame may adversely affect our future results.
Any failure to successfully integrate the business, operations and employees of ZMDI could harm our results of operations. Our ability to realize these benefits will depend, in part, on the timely integration and consolidation of organizations, operations, facilities, procedures, policies and technologies, and the harmonization of differences in the business cultures between the two companies and their personnel. Implementation and integration of the ZMDI business will be complex and time-consuming, will involve additional expense and could disrupt our business and divert management's attention from ongoing business concerns. The challenges involved in integrating ZMDI will include:

•	preserving customer, supplier and other important relationships of both ZMDI and the Company;

•	coordinating and integrating operations in Germany;

•	integrating financial forecasting and controls, procedures and reporting cycles;

•	combining and integrating information technology systems; and

•	integrating employees and related human resources systems and benefits, maintaining employee morale and retaining key employees.
The benefits we expect to realize from the acquisition of ZMDI are, necessarily, based on projections and assumptions about the combined businesses of the Company and ZMDI and assume, among other things, the successful integration of ZMDI into our business and operations. We may not successfully integrate ZMDI and our operations in a timely manner, or at all. If we do not realize the anticipated benefits of this transaction, our growth strategy and future profitability could be affected. In addition, the acquisition significantly increased the amount of our goodwill and other intangible assets, which could adversely affect our future results of operations.
We have a substantial amount of indebtedness which could adversely affect our financial position and prevent us from implementing our strategy or fulfilling our contractual obligations.
In November 2015, we issued $373.8 million of 0.875% Convertible Senior Notes due 2022 (Convertible Notes). Our substantial indebtedness may:

•	limit our ability to use our cash flow or borrow additional funds for working capital, capital expenditures, acquisitions and general corporate and other purposes;

•	make it difficult for us to satisfy our financial obligations;

•	place us at a competitive disadvantage compared to our less leveraged competitors; and

•	increase our vulnerability to the impact of adverse economic and industry conditions.

Any of these factors could materially and adversely affect our business, financial condition and results of operations. In addition, if we incur additional indebtedness, the risks related to our business and our ability to service or repay our indebtedness would increase.
The exercise of warrants issued to JPMorgan Chase Bank concurrently with our Convertible Notes would, and the conversion of our Conversion Notes could, dilute the ownership interest of our existing shareholders.
If the market price per share of our common stock, as measured under the terms of the warrant transactions, exceeds the strike price of the warrants during the measurement period at the maturity of the warrants, we will owe JPMorgan Chase Bank a number of shares of our common stock in an amount based on the excess of such market price per share of our common stock over the strike price of the warrants. Any issuance by us of additional shares to JPMorgan Chase Bank upon exercise of the warrants will dilute the ownership interest of our existing shareholders. In addition, the conversion of our Convertible Notes will dilute the ownership interests of our existing shareholders and could have a dilutive effect on our net income per share to the extent that the price of our common stock exceeds the conversion price of the Convertible Notes. Any sales in the public market by JPMorgan Chase Bank of our common stock upon exercise of the warrants or sales in the public market of our common stock issuable upon conversion of the Convertible Notes could adversely affect prevailing market prices of our common stock.

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
International operations add increased volatility to our operating results.
A substantial percentage of our total revenues are derived from international sales, as summarized below:

(percentage of total revenues)	First Nine Months of Fiscal 2016	Fiscal 2015
APAC	75%	70%
Americas	11%	12%
Japan	5%	7%
Europe	9%	11%
Total	100%	100%
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
Contract pricing for raw materials and equipment used in the fabrication and assembly processes, as well as for foundry and subcontract assembly services, may also be affected by currency controls, exchange rate fluctuations and currency devaluations. We sometimes hedge currency risk for currencies that are highly liquid and freely quoted, but may not enter into hedge contracts for currencies with limited trading volume. In addition, as much of our revenues are generated outside the United States, a significant portion of our cash and investment portfolio accumulates in the foreign countries in which we operate. On January 3, 2016, we had cash, cash equivalents and investments of approximately $245.5 million invested overseas in accounts belonging to our foreign subsidiaries. While these amounts are primarily invested in U.S. dollars, a portion is held in foreign currencies, and all offshore balances are exposed to local political, banking, currency control and other risks. In addition, these amounts may be subject to tax and other transfer restrictions.
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
Over the past several years, we have made several acquisitions. As a result of these acquisitions, we had $305.7 million of goodwill and $137.5 million of intangible assets on our Condensed Consolidated Balance Sheet as of January 3, 2016. In determining fair value, we consider various factors, including our market capitalization, forecasted revenue and costs, risk-adjusted discount rates, future economic and market conditions, determination of appropriate market comparables and expected periods over which our assets will be utilized and other variables. If our assumptions regarding forecasted cash flow, revenue and margin growth rates of certain long-lived asset groups and reporting units are not achieved, an impairment review may be triggered for the remaining balance of goodwill and long-lived assets prior to the next annual review in the fourth quarter of fiscal 2016, which could result in material charges that could impact our operating results and financial position.
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
In October 2015, the European Court of Justice invalidated the year 2000 “Safe Harbor” agreement between the European Union and the United States.  Before this ruling, companies that complied with the Safe Harbor agreement were deemed to provide an adequate level of protection for European Union citizens’ personally identifiable information that was transferred to, and used in, the United States in the ordinary course of business.  Since 2000, we have relied on the Safe Harbor agreement to ensure compliance with data privacy laws in Europe.  In light of the October ruling invalidating the Safe Harbor agreement, we may incur fines, penalties, legal liability and/or additional material costs as we move forward to put in place policies, procedures and practices that ensure compliance with existing and evolving data privacy laws and requirements of the European Union and its member states.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information with respect to repurchases of our common stock during the third quarter of fiscal 2016:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
September 28, 2015 - November 1, 2015	553,439	$21.29	553,439	$519,090,264
November 2, 2015 - November 29, 2015	10,104,632	$25.28	10,104,632	$263,691,751
November 30, 2015 - January 3, 2016	—	$—	—	$263,691,751
Total	10,658,071	$25.07	10,658,071

In April 2015, our Board of Directors approved a new share repurchase program authorization for $300 million. In October 2015, the Company's Board of Directors approved an increase in the share repurchase authorization by another $300 million. In November 2015, the Company separately entered into an accelerated share repurchase agreement (ASR Agreements) with JPMorgan Chase Bank and Bank of America (the Dealers) to repurchase a total of $225 million of its common stock. As of January 3, 2016, approximately $180 million was repurchased under the ASR Agreements. As of January 3, 2016, approximately $263.7 million was available for future purchases under the share repurchase program. Share repurchases were recorded as treasury stock and resulted in a reduction of stockholders’ equity. The programs are intended to reduce the number of outstanding shares of our common stock to offset dilution from employee equity grants and increase shareholder value.
In January 2016, the ASR Agreements settled resulting in the repurchase of 1.6 million of the Company’s common stock at an average price per share of $28.32.

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
4.1
Indenture (including form of note), dated as of November 4, 2015, between Integrated Device Technology, Inc., and Wilmington Trust, National Association, as trustee. Incorporated by reference to Exhibit 4.1 to Form 8-K filed on November 4, 2015.

10.1
Share Purchase and Transfer Agreement, dated October 23, 2015, between Global ASIC GmbH, ELBER GmbH, Freistaat Sachsen, Integrated Device Technology Bermuda Ltd. and Integrated Device Technology, Inc. Incorporated by reference to Exhibit 10.1 to Form 10-Q filed on October 29, 2015.

10.2
Letter Agreement, dated October 29, 2015, between JPMorgan Chase Bank, National Association and Integrated Device Technology, Inc., regarding the Base Warrants. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 4, 2015.

10.3
Letter Agreement, dated October 29, 2015, between JPMorgan Chase Bank, National Association and Integrated Device Technology, Inc., regarding the Base Call Option Transaction. Incorporated by reference to Exhibit 10.2 to Form 8-K filed on November 4, 2015.

10.4
Letter Agreement, dated November 3, 2015, between JPMorgan Chase Bank, National Association and Integrated Device Technology, Inc., regarding the Additional Warrants. Incorporated by reference to Exhibit 10.3 to Form 8-K filed on November 4, 2015.

10.5
Letter Agreement, dated November 3, 2015, between JPMorgan Chase Bank, National Association and Integrated Device Technology, Inc., regarding the Additional Call Option Transaction. Incorporated by reference to Exhibit 10.4 to Form 8-K filed on November 4, 2015.

10.6
Master Confirmation—Uncollared Accelerated Share Repurchase dated November 2, 2015 between Integrated Device Technology, Inc. and JPMorgan Chase Bank, National Association. Incorporated by reference to Exhibit 10.5 to Form 8-K filed on November 4, 2015.

10.7
Master Confirmation—Uncollared Accelerated Share Repurchase dated November 2, 2015 between Integrated Device Technology, Inc. and Bank of America, N.A. Incorporated by reference to Exhibit 10.6 to Form 8-K filed on November 4, 2015.

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

INTEGRATED DEVICE TECHNOLOGY, INC. Registrant
	By:	/s/ Gregory L. Waters
February 9, 2016		Gregory L. Waters President and Chief Executive Officer

/s/ Brian C. White
February 9, 2016		Brian C. White Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)