Form 10-K
period 2016-04-03
INTEGRATED DEVICE TECHNOLOGY INC
filed 2016-05-20
CIK 703361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-K
______________________________
(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 3, 2016
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
☒  Large accelerated filer                     ☐   Accelerated filer                   ☐  Non-accelerated filer               ☐ Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $2,658 million, computed by reference to the last sales price of $19.85 as reported by The NASDAQ Stock Market LLC, as of the last business day of the registrant’s most recently completed second fiscal quarter, September 27, 2015. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of outstanding shares of the registrant's Common Stock, $.001 par value, as of May 16, 2016 was approximately 133,634,284.
DOCUMENTS INCORPORATED BY REFERENCE
Items 10, 11, 12, 13, and 14 of Part III incorporate information by reference from the registrant’s Proxy Statement for the 2016 Annual Meeting of Stockholders.

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

ITEM 1. BUSINESS
We develop system-level solutions that optimize our customers’ applications in key markets. IDT’s market-leading products in radio frequency (RF), timing, wireless power transfer, serial switching, interfaces and sensing solutions are among our broad array of complete mixed-signal solutions for the communications, computing, consumer, automotive and industrial segments. These products are used for development in areas such as 4G infrastructure, network communications, cloud datacenters and power management for computing and mobile devices.
Our top talent and technology, paired with an innovative product-development philosophy, allows us to solve complex customer problems when designing communications, computing, consumer, automotive and industrial applications. Through system-level analog and digital innovation, we consistently deliver extraordinary value to our customers.
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
Products and Markets
We design, develop, manufacture and market a broad range of semiconductor solutions for the advanced communications, computing, consumer, automotive and industrial end-markets.

We measure our business based on two reportable segments: the Communications segment and the Computing, Consumer and Industrial segment. In fiscal 2016, the Communications segment and the Computing, Consumer and Industrial segment accounted for approximately 43% and 57%, respectively, of our revenues from continuing operations of $697.4 million. In fiscal 2015, the Communications segment and the Computing, Consumer and Industrial segment accounted for approximately 55% and 45%, respectively, of our revenues from continuing operations of $572.9 million. In fiscal 2014, the Communications segment and the Computing, Consumer and Industrial segment accounted for approximately 60% and 40%, respectively, of our revenues from continuing operations of $484.8 million. For further information, see “Note 19 - Segment Information” in Part II, Item 8 of this Form 10-K.
Communications Segment
Communications segment includes clock and timing solutions, flow-control management devices such as Serial RapidIO® switching solutions, multi-port products, telecommunications products, high-speed static random access memory, first in and first out, digital logic, RF, and frequency control solutions.

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

Serial RapidIO Solutions: Our extensive line of high-performance, low-power, low-latency RapidIO switches are ideal for peer-to-peer multiprocessor embedded systems. In February 2016, we introduced a new generation of switches targeting 5G mobile network development and mobile edge computing. The new switches exceed the latest RapidIO 10xN specification, offering ultra-low latency approaching 100ns and a flexible, non-blocking fabric with switching performance of up to 600 Gbps. RapidIO switches are the backbone of 3G and 4G wireless base stations for chip-to-chip, board-to-board and chassis-to-chassis links including secure encryption/decryption of the S-RIO protocol for out-of-the-box cabling.

RF Products: We offer high-performance and full-featured RF signal path products to complement our clocks and timing, RapidIO, and other industry-leading devices from our rich communications portfolio.  Our comprehensive portfolio of performance-leading products includes RF to intermediate frequency (IF) mixers, intermediate frequency (IF) variable gain amplifiers (VGA), digital step attenuators (DSA), digital pre-distortion (DPD) demodulators, IF modulators, and RF switches.
Computing, Consumer and Industrial Segment
The Computing, Consumer and Industrial Segment includes clock generation and distribution products, high-performance server memory interfaces, PCI Express switching solutions, power management solutions, signal integrity products, and sensing products for mobile, automotive and industrial solutions.

The Company completed the acquisition of Zentrum Mikroelektronik Dresden AG (ZMDI) in December 2015 and is in the process of integrating the ZMDI business into the Company's reporting segment. During fiscal 2016, the Company renamed its Computing and Consumer reportable segment to Computing, Consumer and Industrial in order to reflect the operations of ZMDI, which are primarily aggregated into the Computing, Consumer and Industrial reportable segment.

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

We are a leader in wireless power transmitter and receiver solutions for battery charging applications, with proven expertise in developing solutions for both magnetic induction and magnetic resonance technologies. Addressing all major standards and technologies, our highly integrated and innovative transmitter ICs are designed for use in wireless charging stations in homes, offices, libraries, stores, public waiting areas, airports and airplane seats. Our receiver ICs are targeted for use in portable devices and accessories. We participate in all major industry associations and ecosystems, including the WPC and AirFuel Alliance (formed from the merger of the PMA and Alliance for Wireless Power).

Signal Integrity Products: Computing and storage applications face increasing signal integrity challenges as data rates continuously rise. The high-speed I/O used in today’s systems make cost-effective and reliable PCB design complicated. Our signal integrity products condition signals and help alleviate constraints in computing, storage and communications applications.

IDT has long developed and sold temperature sensors among its memory interface products, but with the acquisition of ZMDI, our sensing portfolio is growing dramatically. IDT now offers a wide array of sensor and sensor conditioning products that have a proven track record of applications in automotive, industrial and consumer end products.  These sensing products, when aligned with IDT’s other world class solutions enable IDT to offer a larger platform solution to their customers especially in the automotive vertical end-market.
Sales Channels
We sell our semiconductor products through three channels: direct sales to OEMs and EMS providers, consignment sales to OEMs and EMSs, and sales through distributors.  Direct sales are managed mainly through our internal sales force and independent sales representatives.  Revenue is recognized on direct sales based on the relevant shipping terms.  During fiscal 2016, direct sales accounted for approximately 34% of our total worldwide revenues.
Consignment sales relate to areas where we have established hubs at or near key customers to allow them quick access to our products.  We retain ownership of the product at consignment locations until the product is pulled by the customer.  Consignment sales are managed by our internal sales team and accounted for approximately 15% of our total worldwide revenues in fiscal 2016.
The majority of our sales are through distributors. In general, distributors who serve our customers worldwide and distributors who serve our customers in the U.S. and, Europe, as well as distributor Avnet in the Asia Pacific region, have rights to price protection, ship from stock pricing credits and stock rotations.  Due to the uncertainty of the amount of the credits related to these programs, revenue is not recognized until the product has been sold by the distributor to an end customer. Distributors serving the Asia Pacific region, excluding Avnet and Japan distributors have limited stock rotation and little or no price protection rights. Revenue is recognized upon shipment to these distributors as we are able to reasonably estimate the amount of pricing adjustments and stock rotation returns.  Revenue recognized on a sell through basis through distribution represented approximately 16% of our total worldwide revenues in fiscal 2016, while revenue through distribution recognized upon shipment represented 35% of our total worldwide revenues in the same period.
Sales through two distributors in fiscal 2016 and 2015 and one distributor in fiscal 2014 accounted for 10% or more of our total revenues in each period. Sales through a distributor, Avnet and its affiliates, represented approximately 15%, 14% and 17% of our total revenues in fiscal 2016, 2015 and 2014, respectively. Sales through another distributor, Uniquest, represented approximately

16% of our total revenues in each of the fiscal years 2016 and 2015. SK Hynix and its affiliates, which is a direct OEM customer, accounted for 12% of the Company's revenues in fiscal 2016. No other distributor or single direct or consignment customer represented 10% or more of our total revenues in fiscal 2016, 2015 and 2014.
Customers
We market our products on a worldwide basis, primarily to OEMs who, in turn, incorporate our products into the customers’ products marketed under their brands. We work closely with our OEM customers to design and integrate current and next generation products to meet the requirements of end users.  Many of our end customer OEMs have outsourced their manufacturing to a concentrated group of global EMSs and original design manufacturers (ODMs), who then buy product directly from us or through our distributors on behalf of the OEM. These EMSs and ODMs have achieved greater autonomy in design win, product qualification and product purchasing decisions, especially for commodity products.  SK Hynix and its affiliates accounted for 12% of the Company's revenues in fiscal 2016. No other direct OEM customer accounted for 10% or more of our total revenues in fiscal 2016, 2015 and 2014.
Manufacturing
We currently use third-party foundries that are primarily located in the APAC region and Germany who provide wafer fabrication requirements for our products. We assemble or package products at several different subcontractors in the APAC region.  Utilizing several different subcontractors located in different countries enables us to negotiate lower prices and limits the risk associated with production concentration in one country or company.  The criteria used to select assembly subcontractors include, but are not limited to, cost, quality, delivery, automotive certification and subcontractor financial stability. We perform the vast majority of our test operations at our test facilities located in Malaysia and Germany.  A relatively small amount of test operations are also performed at third-party subcontractors in the APAC region.
Backlog
We offer custom designed products, as well as industry-standard products and application-specific standard products. Sales are made primarily pursuant to standard purchase orders, which are frequently revised by customers as their requirements change. We have also entered into master purchase agreements, which do not require minimum purchase quantities, with many of our OEM and EMS customers. We schedule product deliveries upon receipt of purchase orders under the related customer agreements. Generally, these purchase orders and customer agreements, especially those for standard products, also allow customers to change the quantities, reschedule delivery dates and cancel purchase orders without significant penalties. In general, orders, especially for industry standard products, are often made with very short lead times and may be canceled, rescheduled, re-priced or otherwise revised prior to shipment. In addition, certain distributor orders are subject to price adjustments both before and after shipment.  For all these reasons, we do not believe that our order backlog is a reliable indicator of future revenues.
Seasonal Trends
Certain of our products are sold in the computing and consumer end markets which generally have followed annual seasonal trends. Historically, sales of products for these end markets have been higher in the second and third quarters of the fiscal year as consumer purchases of PCs increase significantly in the second half of the calendar year due to back-to-school and holiday demand.
Research and Development
Our research and development efforts emphasize the development and design of proprietary, differentiated, high-performance, low-power analog and mixed-signal semiconductor products. We believe that a sustained level of investment in research and development is necessary to maintain our competitive position. We operate research and development centers in Irvine and San Jose, California; Tempe, Arizona; Fort Meyers, Florida; Duluth, Georgia; Westford, Massachusetts; Smithfield, Rhode Island; Ottawa, Canada; Shanghai, China; Dresden, Munich and Stuttgart, Germany; and Varna and Sofia Bulgaria. Research and development expenses, as a percentage of revenues, were approximately 21%, 22% and 29% in fiscal 2016, 2015 and 2014, respectively.
Our product development activities are focused on the design of integrated circuits that provide differentiated features and enhanced performance primarily for communications, computing, consumer, automotive and industrial applications.
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
We compete with product offerings from numerous companies, including Analog Devices, Inc.; Broadcom Limited; Cypress Semiconductor Corporation; Inphi Corporation; Linear Technology Corporation; Maxim Integrated Products, Inc.; Montage Technology; On Semiconductor Corporation; Silicon Laboratories Inc.; Skyworks Solutions Inc.; Texas Instruments Inc; Elmos; Austrian Micro System AG; ST Microsystems; Melexis Semiconductors; and NXP Semiconductors.
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
Our test facilities are subject to numerous environmental laws and regulations, particularly with respect to the storage, handling, use, discharge and disposal of certain chemicals, gases and other substances used or produced in the semiconductor manufacturing process.  Compliance with these laws and regulations has not had a material impact on our capital expenditures, earnings, financial condition or competitive position.  Although we believe that we are fully compliant with all applicable environmental laws and regulations there can be no assurance that current or future environmental laws and regulations will not impose costly requirements upon us.  Any failure by us to comply with applicable environmental laws and regulations could result in fines, suspension of production and legal liability.
Employees
As of April 3, 2016, we had approximately 1,767 employees worldwide, with approximately 648 employees located in the United States.  Our future success depends in part on our ability to attract and retain qualified personnel, particularly engineers, who are often in great demand. We have implemented policies enabling our employees to share in our success, including stock option, restricted stock unit, stock purchase and incentive bonus plans. We have never had a work stoppage related to labor issues.  With the exception of 15 employees in France, none of our employees are currently represented by a collective bargaining agreement. 269 employees in Germany are currently represented by a work council.
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
We have and/or rely on facilities and operations in many countries throughout the world and some of our operations are concentrated in one or more geographic regions. Further, a significant portion of our revenue comes from shipments to locations outside the United States. As a result of the breadth of our international operations, we are subject to the potential for substantial volatility in global capital markets and the global demand for semiconductor product. Our financial results and operations, including our ability to manufacture, assemble and test, design, develop and sell products, may be adversely affected by various global economic and geo-political conditions which can include:

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

Our acquisition of ZMDI and the integration of its business, operations and employees with our own will involve risks and the failure to integrate successfully in the expected time frame may adversely affect our future results of operations.
Any failure to successfully integrate the business, operations and employees of ZMDI could harm our results of operations. Our ability to realize these benefits will depend, in part, on the timely integration and consolidation of organizations, operations, facilities, procedures, policies and technologies, and the harmonization of differences in the business cultures between the two companies and their personnel. Implementation and integration of the ZMDI business will be complex and time-consuming, will involve additional expense and could disrupt our business and divert management's attention from ongoing business concerns. The challenges involved in integrating ZMDI include:

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
Demand for our products depends primarily on demand in the communications, enterprise computing, personal computer (PC), consumer, automotive, and industrial markets which can be significantly affected by concerns over macroeconomic issues.
Our product portfolio consists predominantly of semiconductor solutions for the communications, computing, consumer, automotive, and industrial markets. Our strategy and resources are directed at the development, production and marketing of products for these markets. The markets for our products will depend on continued and growing demand for communications equipment, servers, PCs and consumer electronics, and automotive and industrial solutions. These end-user markets may experience changes in demand that could adversely affect our business and could be greater in periods of economic uncertainty and contraction. To the extent demand or markets for our products do not grow, our business could be adversely affected.
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
We face competitive pressures and unique requirements from our automotive business customer
Our automotive business is highly competitive and we may face significant pricing and price reduction pressures from our automotive business customers. Our automotive business results could be adversely impacted if we are unable to offset pricing reduction pressures by improving operating efficiencies and reducing expenditures. In addition to aggressive pricing and ongoing price reductions, our automotive business customers may require longer term product supply commitments and greater contractual penalties and/or liability terms than those or our non-automotive business customers. Our automotive business customers’ products may also carry a risk of personal injury or property damage to end users in the event of a component failure and our participation in such business segment carries an increased risk that we will be required to respond to product liability and other similar types of claims.

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
A majority of the third-party foundries and subcontractors we currently use are located in Malaysia, South Korea, the Philippines, Taiwan, Thailand, China, and Germany. In addition, we own test facilities in Malaysia and Germany. The risk of an earthquake or tsunami in these Pacific Rim locations is significant. The occurrence of an earthquake, drought, flood, fire, or other natural disaster near any of these locations could cause a significant reduction of end-customer demand and/or availability of materials, a disruption of the global supply chain, an increase in the cost of products that we purchase, and otherwise interfere with our ability to conduct business. In addition, public health issues, acts of terrorism, armed conflicts or other catastrophic events could significantly delay the production or shipment of our products. Although we maintain insurance for some of the damage that may be caused by natural disasters, our insurance coverage may not be sufficient to cover all of our potential losses and would not cover us for lost business. As a result, a natural disaster in one or more of these regions could have a material adverse effect on our financial condition and results of operations.
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
We were granted a tax incentive in Malaysia during fiscal 2009. The tax incentive was contingent upon us continuing to meet specified investment criteria in fixed assets, and to operate an APAC regional headquarters center. In the fourth quarter of fiscal 2011, the Company agreed with the Malaysia Industrial Development Board to cancel the previously granted tax incentive and enter into a new tax incentive agreement which provides a full tax exemption on statutory income for a period of 10 years commencing April 4, 2011. We are required to meet several conditions as to financial targets, investment, headcount and activities in Malaysia to retain this status. Our inability to renew this tax incentive when it expires or meet certain conditions of the agreement with MIDA may adversely impact our effective tax rate.
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
International operations add increased volatility to our operating results.
A substantial percentage of our total revenues are derived from international sales based on shipped to locations, as summarized below:

(percentage of total revenues)	Fiscal 2016	Fiscal 2015	Fiscal 2014
HongKong	44%	46%	39%
Rest of Asia Pacific	25%	24%	28%
Korea	11%	7%	5%
Americas	11%	12%	15%
Europe	9%	11%	13%
Total	100%	100%	100%
In addition, our test facilities in Malaysia and Germany, our design centers in Canada, China, and Germany, and our foreign sales offices incur payroll, facility, and other expenses in local currencies. Accordingly, movements in foreign currency exchange rates can impact our revenues and costs of goods sold, as well as both pricing and demand for our products.
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
Contract pricing for raw materials and equipment used in the fabrication and assembly processes, as well as for foundry and subcontract assembly services, may also be affected by currency controls, exchange rate fluctuations and currency devaluations. We sometimes hedge currency risk for currencies that are highly liquid and freely quoted, but may not enter into hedge contracts for currencies with limited trading volume. In addition, as much of our revenues are generated outside the United States, a significant portion of our cash and investment portfolio accumulates in the foreign countries in which we operate. On April 3, 2016, we had cash, cash equivalents and investments of approximately $162.8 million invested overseas in accounts belonging to our foreign subsidiaries. While these amounts are primarily invested in U.S. dollars, a portion is held in foreign currencies, and all offshore balances are exposed to local political, banking, currency control and other risks. In addition, these amounts may be subject to tax and other transfer restrictions.
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
Over the past several years, we have made several acquisitions. As a result of these acquisitions, we had $305.7 million of goodwill and $127.8 million of intangible assets on our balance sheet as of April 3, 2016. In determining fair value, we consider various factors, including our market capitalization, forecasted revenue and costs, risk-adjusted discount rates, future economic and market conditions, determination of appropriate market comparables and expected periods over which our assets will be utilized and other variables. If our assumptions regarding forecasted cash flow, revenue and margin growth rates of certain long-lived asset groups and reporting units are not achieved, an impairment review may be triggered for the remaining balance of goodwill and long-lived assets prior to the next annual review in the fourth quarter of fiscal 2017, which could result in material charges that could impact our operating results and financial position.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
We own and operate test facilities in Malaysia (approximately 145,000 square feet), and Germany (approximately 19,200 square feet).  Our test facility in Malaysia is subject to ground lease.
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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Price Range of Common Stock
Our Common Stock is traded on the NASDAQ Global Select Market under the symbol IDTI. The following table shows the high and low sales prices for our Common Stock as reported by the NASDAQ Global Select Market for the fiscal periods indicated:

	High	Low
Fiscal 2016
First Quarter	$24.53	$18.02
Second Quarter	$22.20	$14.50
Third Quarter	$29.04	$18.85
Fourth Quarter	$26.26	$16.22

Fiscal 2015
First Quarter	$15.58	$10.86
Second Quarter	$17.32	$13.07
Third Quarter	$20.41	$11.94
Fourth Quarter	$21.73	$16.66
Stockholders
As of May 16, 2016, there were approximately 606 record holders of our Common Stock. A substantial majority of our shares are held by brokers and other institutions on behalf of individual stockholders.
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
Issuer Purchases of Equity Securities
The following table sets forth information with respect to repurchases of our common stock for the three months ended April 3, 2016:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 4, 2016 - January 31, 2016	1,588,966	$28.32	1,588,966	$218,691,767
February 1, 2016 - February 28, 2016	1,173,800	$17.87	1,173,800	$197,703,452
February 29, 2016 - April 3, 2016	612,757	$19.66	612,757	$185,646,699
Total	3,375,523	$23.11	3,375,523

In April 2015, our Board of Directors approved a new share repurchase program authorization for $300 million. In October 2015, our Board of Directors approved an increase in the share repurchase authorization by another $300 million. In November 2015, we entered into separate accelerated share repurchase agreements (ASR Agreements) with JPMorgan Chase Bank and Bank of America to repurchase a total of $225 million of our common stock. During fiscal 2016, approximately $225 million was repurchased under the ASR Agreements.
As of April 3, 2016, approximately $185.6 million was available for future purchases under the share repurchase program. In fiscal 2016, we repurchased 17.9 million shares of our common stock for $422.3 million. In fiscal 2015, we repurchased 5.3 million shares of our common stock for $79.2 million. In fiscal 2014, we repurchased 4.1 million shares of our common stock for $44.0 million.
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
The performance of our stock price shown in the following graph is not necessarily indicative of future stock price performance.

Cumulative Total Return	2011	2012	2013	2014	2015	2016
Integrated Device Technology, Inc.	$100.00	$97.41	$101.77	$162.67	$269.62	$282.70
S&P Semiconductor Index	$100.00	$105.71	$117.77	$140.52	$154.68	$155.57
S&P 500 Index	$100.00	$107.97	$120.14	$143.40	$157.76	$158.67

ITEM 6. SELECTED FINANCIAL DATA
The data set forth below are qualified in their entirety by reference to, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes thereto included in this Annual Report on Form 10-K.
Statements of Operations Data

	Fiscal Year Ended
(in thousands, except per share data)	April 3, 2016 (1)	March 29, 2015	March 30, 2014 (3)	March 31, 2013 (4)	April 1, 2012 (6)
Revenues (5)	$697,376	$572,905	$484,779	$484,452	$526,696
Net income from continuing operations (5)	$195,299	$114,581	$111,313	$2,711	$37,953
Basic net income per share – continuing operations (5)	$1.37	$0.77	$0.74	$0.02	$0.26
Diluted net income per share – continuing operations (5)	$1.32	$0.74	$0.73	$0.02	$0.26
Net cash provided by operating activities	$192,602	$171,772	$75,629	$44,074	$33,777
Balance Sheet Data

(in thousands)	April 3, 2016	March 29, 2015	March 30, 2014	March 31, 2013	April 1, 2012
Cash, cash equivalents and investments	$354,464	$555,060	$453,815	$297,170	$325,459
Total assets	$1,099,189	$913,659	$830,960	$728,579	$717,634
Convertible notes (2)	$272,221	$—	$—	$—	$—
Other long-term obligations	$21,264	$17,605	$18,683	$22,022	$16,494

(1)
In fiscal 2016, we completed the acquisition of the ZMDI business. The results of operations have been included for the period from December 7, 2015 (the Acquisition Date) to April 3, 2016. In the fourth quarter of fiscal 2016, the Company recorded a tax benefit of $61.7 million from the release of a valuation allowance.  Based on significant positive evidence which overcame prior negative evidence, the Company concluded that it was appropriate to release the valuation allowance against its deferred tax assets, with the exception of  deferred tax assets related to certain foreign and state jurisdictions.

(2)
In fiscal 2016, we completed the private offering and sale of $373.8 million in aggregate principal amount of 0.875% Convertible Senior Notes due 2022. Balance as of the end of fiscal year 2016 represents the liability component, net of unamortized debt discount and issuance cost.

(3)
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

(4)	In fiscal 2013, we recognized a gain on divestitures of $8.0 million relating to the sale of our smart metering business.

(5)
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

(6)	In fiscal 2012, we recognized a gain on divestitures of $20.7 million relating to the sale of our wafer fabrication facility in Hillsboro, Oregon.

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
Accounting for Business Combinations. We use the acquisition method of accounting, which is in accordance with ASC 805, Business Combinations, for business combinations and recognizes assets acquired and liabilities assumed measured at their fair values on the date acquired. This requires us to recognize separately from goodwill the assets acquired and the liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While management uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, the estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we adjust the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recognized in our Consolidated Statements of Operations.
Accounting for business combinations requires management to make significant estimates and assumptions, especially at the acquisition date, including estimates for intangible assets, contractual obligations assumed, restructuring liabilities, pre-acquisition contingencies and contingent consideration, where applicable. Although we believe the assumptions and estimates made in the past have been reasonable and appropriate, they are based, in part, on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. Critical estimates in valuing certain of the intangible assets that we have acquired include, but are not limited to future expected cash flows from product sales, customer contracts and acquired technologies, and discount rates. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results.
Trade Receivables Factoring Facility. We have an agreement with a financial institution to sell certain of our trade receivables from customers with limited, non-credit-related recourse provisions. Total receivables sold under the factoring facility during fiscal 2016 were $21.8 million. Total collections from the sale of receivables and from holdbacks (i.e. amount withheld by the factoring institution) during fiscal 2016 were $21.8 million and $2.1 million, respectively. The total available amount of the factoring facility as of April 3, 2016 was $1.9 million. The sales of accounts receivable in accordance with the factoring agreement are reflected as a reduction of Accounts Receivable, net on the Consolidated Balance Sheets as they meet the applicable criteria of ASC 860, Transfers and Servicing. Collections of holdbacks are included in the change in accounts receivable under the operating activities section of the Consolidated Statements of Cash Flows. The holdback amount due from the factoring institution was $0.8 million at April 3, 2016, and is shown in Prepayments and Other Current Assets on the Consolidated Balance Sheets. We pay factoring fees associated with the sale of receivables based on the dollar value of the receivables sold. Such fees are not material for fiscal 2016.
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
Income Taxes.  We account for income taxes under an asset and liability approach that requires the expected future tax consequences of temporary differences between book and tax basis of assets and liabilities be recognized as deferred tax assets and liabilities. Generally accepted accounting principles require us to evaluate the ability to realize the value of our net deferred tax assets on an ongoing basis. A valuation allowance is recorded to reduce the net deferred tax assets to an amount that will more likely than not be realized. Accordingly, we consider all available positive and negative evidence, including various tax planning strategies, forecasts of future taxable income, and recent operating results in assessing the need for a valuation allowance.
Since the fourth quarter of fiscal 2003, we determined that, under applicable accounting principles, it was more likely than not that we would not realize the value of our net deferred tax assets. We maintained a full valuation allowance against our deferred tax assets through the third quarter of fiscal 2016 as there was insufficient positive evidence to overcome the significant negative evidence and to conclude that it was more likely than not that the deferred tax assets would be realized. We reached this decision based on judgment, which included consideration of historical U.S. operating results, projections of future U.S. profits, and a history of expiring tax attributes. In the fourth quarter of fiscal 2016, we generated a substantial amount of U.S. profit, especially as a result of our repatriation of foreign earnings during the fourth quarter of fiscal 2016, utilizing our remaining U.S. federal net operating loss carryovers available as well as a significant amount of U.S. tax credit carryforwards. In addition, in the fourth quarter of fiscal 2016 we completed our business plan for fiscal 2017, and validated our mid-term business plan. We also considered forecasts of future taxable income and evaluated the utilization of our remaining tax credit carryforwards prior to their date of expiration. All of these are significant positive factors that overcame prior negative evidence and we concluded that it was appropriate to release the valuation allowance of $61.7 million against our deferred tax assets as of April 3, 2016, with the exception of deferred tax assets related to certain foreign and state jurisdictions.
As of April 3, 2016, we continue to maintain a valuation allowance against our net deferred tax assets in certain state and foreign jurisdictions, as we are not able to conclude that it is more likely than not that these deferred tax assets will be realized. We reached this decision based on judgment, which included consideration of historical operating results and projections of future profits. We will continue to monitor the need for the valuation allowance on a quarterly basis.
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
Valuation of Long-Lived Assets and Goodwill.  We operate our own test facilities in Malaysia and Germany, and have also acquired certain businesses and product portfolios in recent years. As a result, we have property, plant and equipment, goodwill and other intangible assets. We evaluate these items for impairment on an annual basis, or sooner, if events or changes in circumstances indicate that carrying values may not be recoverable. Triggering events for impairment reviews may include adverse industry or economic trends, significant restructuring actions, significantly lowered projections of profitability, or a sustained decline in our market capitalization. Evaluations of possible impairment and if applicable, adjustments to carrying values, require us to estimate among other factors, future cash flows, useful lives and fair values of our reporting units and assets. Actual results may vary from our expectations.
We review goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables. We utilize a discounted cash flow analysis to estimate the fair value of our reporting units. Actual future results may differ from those estimates. In addition, we make certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each of our reporting units. For the annual impairment testing in fiscal 2016, there was no evidence of any impairment.
Stock-based Compensation.  In accordance with FASB guidance on stock-based payments, we measure and recognize compensation expense for all stock-based payments awards, including employee stock options, restricted stock units and rights to purchase shares under employee stock purchase plans, based on their estimated fair value and recognize the costs in the financial statements over the employees’ requisite service period.
The fair value of employee restricted stock units is equal to the market value of our common stock on the date the award is granted.  We estimate the fair value of employee stock options and the right to purchase shares under the employee stock purchase plan using the Black-Scholes valuation model.  Option-pricing models require the input of highly subjective assumptions, including the expected term of options and the expected price volatility of the stock underlying such options.  In addition, we are required to estimate the number of stock-based awards that will be forfeited due to employee turnover and true up these forfeiture rates when actual results are different from our estimates.  We attribute the value of stock-based compensation to expense using an accelerated method.  Finally, we capitalize into inventory a portion of the periodic stock-based compensation expense that relates to employees working in manufacturing activities. For market-based stock unit awards, the fair value of each award is estimated on the date of grant using a Monte Carlo simulation model that uses the assumptions such as expected price volatility, expected term, and risk-free interest rate.
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
Recent Developments
Acquisition of Zentrum Mikroelektonik Dresden AG
On December 7, 2015, we completed the acquisition of all of the outstanding no-par-value shares of Zentrum Mikroelektronik Dresden AG (ZMDI), a privately-held company mainly operating in Germany, in an all-cash transaction for approximately $307 million. ZMDI is a global supplier of sensing and digital power semiconductor solutions for automotive, industrial, mobile sensing and other consumer applications. The acquisition provides the Company a significant new growth opportunity in the automotive and industrial business. As a result of this acquisition, we recorded amortizable intangible assets of $126.2 million and goodwill of $170.1 million in fiscal 2016. In addition, we recorded approximately $2.5 million of acquisition related costs in fiscal 2016, which were included in Selling, General and Administrative Expenses in the Consolidated Statements of Operations. Refer to Note 3 for details.

Convertible Notes Offering
On November 3, 2015, we issued $373.8 million aggregate principal amount of 0.875% Convertible Senior Notes due 2022 (the Convertible Notes). The net proceeds from this offering were approximately $363.4 million, after deducting the initial purchasers' discounts and commissions and the offering expenses. The net proceeds were primarily used in the purchase of note hedges and repurchases of our common stock. We intend to use the remainder of the net proceeds for working capital and general corporate purposes. Refer to Note 17 for details.
Convertible Note Hedge and Warrant Transactions
In connection with the convertible notes offering, we also entered into two other separate transactions which involved purchase of a note hedge for $94.2 million and issuance of warrants for $56.8 million. We used $37.4 million of the net proceeds from the convertible notes offering to pay for the cost of the note hedge, after such cost was partially offset by the proceeds we received from the issuance of warrants. The warrants will have a dilutive effect to the extent that the market value per share of common stock, exceeds the applicable strike price ($48.66 per share) of the warrants issued. The value of the note hedge and warrant were initially recorded in stockholders' equity and continued to be classified as stockholders' equity as no warrants have been exercised as of April 3, 2016. Refer to Note 17 for details.
Accelerated Share Repurchase
On November 2, 2015, we separately entered into an accelerated share repurchase agreement (the ASR Agreements) with each of JPMorgan Chase Bank and Bank of America (the Dealers) to repurchase a total of $225 million of our common stock. We received approximately 7.0 million shares of our common stock at $25.69 per share representing approximately $180 million on November 5, 2015. Subsequently the remaining prepayment amount of $45 million was settled in January 2016 resulting in the repurchase of 1.6 million of the Company’s common stock at an average price per share of $28.32.
Discontinued Operations
High-Speed Converter (“HSC”) Business
In fiscal 2014, we initiated a project to divest our HSC business and have classified the related assets as held for sale. The HSC business included the assets of NXP B.V.’s Data Converter Business and Alvand Technologies, Inc. (Alvand), which were acquired in fiscal 2013.
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
Following the sale of assets related to the Alvand portion of the HSC business, the business had remaining long-lived assets classified as held for sale amounting to $8.5 million, which consisted of $2.9 million in fixed assets and $5.6 million in intangible assets. We evaluated the carrying value of the disposal group and determined that it exceeded its estimated fair value based on estimated selling price less cost to sell. Accordingly, total impairment charge of $8.5 million was recorded as loss from discontinued operations in the Consolidated Statement of Operations in fiscal 2015.
As of March 29, 2015, all long-lived assets related to the HSC business were fully impaired.
On April 27, 2015, we completed the sale of the remaining HSC business to eSilicon Corporation (“eSilicon”), for $1.5 million which will be paid on or before April 27, 2017. In connection with the sale, we entered into an Exclusive Intellectual Property License Agreement with eSilicon, whereby we provided an exclusive license to eSilicon to develop, manufacture, sell and maintain HSC products. In connection with the sale, we and eSilicon also entered into a Transition Services Agreement, whereby we will provide certain transition services over a specific period from the effective date of the sale. The transition services do not represent significant continuing involvement of us in the HSC business. Also, as part of the sale, we transferred to eSilicon certain equipment and inventory with net carrying value of $0.1 million.
As of April 3, 2016, we had a receivable of $1.5 million representing uncollected proceeds from the sale that was included under Other Assets on the Consolidated Balance Sheet. Given the terms of the sale, we deferred the gain from this divestiture amounting to $1.4 million and will recognize it into discontinued operations when collectibility becomes certain.
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
Overview
The following table and discussion provide an overview of our operating results from continuing operations for fiscal 2016, 2015 and 2014:

	Fiscal Year End
(in thousands, except for percentage)	April 3, 2016	March 29, 2015	March 30, 2014
Revenues	$697,376	$572,905	$484,779
Gross profit	$421,654	$345,304	$272,902
As a % of revenues	60.5%	60.3%	56.3%
Operating expense	$285,015	$234,157	$241,947
As a % of revenues	40.9%	40.9%	49.9%
Operating income	$136,639	$111,147	$30,955
As a % of revenues	19.6%	19.4%	6.4%
Net income from continuing operations	$195,299	$114,581	$111,313
As a % of revenues	28.0%	20.0%	23.0%
Our revenues in fiscal 2016 were $697.4 million as compared to $572.9 million in fiscal 2015. During fiscal 2016, we experienced increased demand for our products in the Computing, Consumer and Industrial market segment. Revenue from the newly acquired business of ZMDI amounting to $24.4 million also contributed to the higher revenue. Gross profit as a percentage of net revenues was 60.5% in fiscal 2016 as compared to 60.3% in fiscal 2015. The fiscal 2016 increase in gross profit percentage was primarily due to improved inventory management. Our operating expenses increased by $50.9 million, or 21.7%, to $285.0 million in fiscal 2016 as compared to $234.2 million in fiscal 2015, primarily due to higher employee related costs and amortization of new intangibles resulting from the recent acquisition of ZMDI. Our operating income increased from $111.1 million in fiscal 2015 to $136.6 million in fiscal 2016 primarily due to higher revenue and improved gross profit percentage.  Net income from continuing operations increased to $195.3 million in fiscal 2016 from $114.6 million in fiscal 2015 primarily due to higher operating income and an income tax benefit of $61.7 million from the release of valuation allowance on deferred tax assets. We ended fiscal 2016 with cash and cash equivalents and short-term investments of $354.5 million. We generated $192.6 million in cash from operations, used a net $25.5 million for investing activities and used a net $81.6 million for financing activities in fiscal 2016.
Results of Operations, Continuing Operations
Revenues

Revenues by segment:	Fiscal Year Ended
(in thousands)	April 3, 2016	March 29, 2015	March 30, 2014
Communications	$302,188	$313,630	$292,435
Computing, Consumer and Industrial	395,188	259,275	192,344
Total revenues	$697,376	$572,905	$484,779

Product groups representing greater than 10% of net revenues:	Fiscal Year Ended
As a percentage of net revenues	April 3, 2016	March 29, 2015	March 30, 2014
Communications:
Communications timing products	15%	22%	24%
Serial RapidIO solutions	12%	18%	16%
All others less than 10% individually	16%	15%	20%
Total Communications	43%	55%	60%

Computing, Consumer and Industrial:
Consumer and computing timing products	9%	14%	18%
Memory interface products	32%	25%	15%
All others less than 10% individually	16%	6%	7%
Total Computing, Consumer and Industrial	57%	45%	40%

Total	100%	100%	100%
Communications Segment
Revenues in our Communications segment decreased $11.4 million, or 4%, to $302.2 million in fiscal 2016 as compared to $313.6 million in fiscal 2015. This decrease was driven primarily by a $12.2 million decrease in shipments of our Rapid I/O switching solutions products combined with a $11.1 million decrease in networking and communication product revenues, offset in part by $9.6 million higher revenue from legacy products.
In fiscal 2015, revenues in our Communications segment increased $21.2 million, or 7%, to $313.6 million as compared to $292.4 million in fiscal 2014. This increase was driven primarily by a $21.7 million increase in shipments of our Rapid I/O switching solutions products combined with a $10.2 million increase in Radio Frequency product revenues, offset in part by lower revenue from legacy products.
Computing, Consumer and Industrial Segment
Revenues in our Computing, Consumer and Industrial segment increased $135.9 million, or 52%, to $395.2 million in fiscal 2016 as compared to $259.3 million in fiscal 2015. The increase was primarily due to a $80.2 million increase in memory interface product revenues as a result of higher demand combined with a $42.9 million increase in shipments of wireless power products as our wireless business continues to grow, a $24.4 million revenue contribution from the ZMDI business, which mainly included sensing products for mobile, automotive and industrial end-markets, and a $5.5 million higher revenue from other consumer products. The increases were offset in part by a $17.1 million decrease in timing products.
In fiscal 2015, revenues in our Computing, Consumer and Industrial segment increased $66.9 million, or 35%, to $259.3 million as compared to $192.3 million in fiscal 2014. The increase was primarily due to a $71.3 million increase in memory interface product revenues as a result of higher demand combined with a $10.4 million increase in shipments of wireless power products. This was offset in part by the loss of revenue amounting to $9.1 million from sale of our Audio business in fiscal 2014 and a $7.0 million decrease in computing and consumer timing product revenue.
Revenues by Region
Revenues, based on shipped to locations, in Hong Kong, Korea, rest of APAC, Europe and Americas accounted for 44%, 11% , 25%, 9%, and 11%, respectively, of consolidated revenues in fiscal 2016 compared to 46%, 7%, 24%, 11% and 12%, respectively, of our consolidated revenues in fiscal 2015. Revenues in Hong Kong, Korea, rest of APAC, Europe and Americas accounted for 39%, 5%, 28%, 13% and 15%, respectively, of consolidated revenues in fiscal 2014.  The APAC region continues to be our largest region, as many of our customers utilize manufacturers in that region.

Deferred Income on Shipments to Distributions
Included in the Balance Sheet caption “Deferred income on shipments to distributors” are amounts related to shipments to certain distributors for which revenue is not recognized until our product has been sold by the distributor to an end customer. The components as of April 3, 2016 and March 29, 2015 are as follows:

(in thousands)	April 3, 2016	March 29, 2015
Gross deferred revenue	$9,460	$19,299
Gross deferred costs	(2,454)	(3,605)
Deferred income on shipments to distributors	$7,006	$15,694
The gross deferred revenue represents the gross value of shipments to distributors at the list price billed to the distributor less any price protection credits provided to them in connection with reductions in list price while the products remain in their inventory.  The amount ultimately recognized as revenue will be lower than this amount as a result of ship from stock pricing credits which are issued in connection with the sell through of our products to end customers.  Based on the last four quarters, this amount has ranged from an average of approximately 31% to 34% of the list price billed to the customer.  The gross deferred costs represent the standard costs (which approximate actual costs) of products we sell to the distributors.  Although we monitor the levels and quality of inventory in the distribution channel, our experience is that products returned from these distributors may be sold to a different distributor or in a different region of the world. As such, inventory write-downs for products in the distribution channel have not been significant. The decrease in gross deferred revenue and deferred income in fiscal 2016 was mainly related to termination of certain distributors.
Gross Profit

	Fiscal Year Ended
	April 3, 2016	March 29, 2015	March 30, 2014
Gross Profit (in thousands)	$421,654	$345,304	$272,902
Gross Profit Percentage	60.5%	60.3%	56.3%
Gross profit increased $76.4 million or 22%, in fiscal 2016 as compared to fiscal 2015 primarily as a result of increased revenue combined with a higher gross margin percentage. Gross profit as a percentage of revenues increased 0.2% in fiscal 2016 as compared to fiscal 2015, primarily due to reduced manufacturing costs and improved inventory management.
In fiscal 2015, gross profit increased $72.4 million, or 27%, compared to fiscal 2014 primarily due to an increased gross profit percentage of revenues. Gross profit as a percentage of revenues increased 4% in fiscal 2015 as compared to fiscal 2014, primarily due to an increased product shipment mix of product groups which generally have higher gross profit percentage. In addition, fiscal 2015 gross profit percentage was favorably impacted as compared to fiscal 2014 by reduced manufacturing costs and improved inventory management. As of March 29, 2015, the balance of net buffer stock inventory which was built in anticipation of the transition of wafer fabrication activities totaled approximately $0.4 million.
Operating Expenses
The following table presents our operating expenses for fiscal years 2016, 2015 and 2014, respectively:

	April 3, 2016		March 29, 2015		March 30, 2014
(in thousands, except for percentages)	Dollar Amount	% of Net Revenues	Dollar Amount	% of Net Revenues	Dollar Amount	% of Net Revenues
Research and development	$148,507	21%	$127,688	22%	$140,799	29%
Selling, general and administrative	$136,508	20%	$106,469	19%	$101,148	21%
Research and Development (R&D)
R&D expense increased by $20.8 million, or 16%, to $148.5 million in fiscal 2016 compared to fiscal 2015. The increase was primarily driven by $8.9 million increase in R&D labor and benefit related costs, a $5.5 million increase in stock-based compensation, a $1.8 million increase in R&D consulting and outside services, a $1.4 million increase in severance costs as a result of headcount reductions during fiscal 2016, a $ 1.4 million increase in photomasks and R&D materials and a $1.4 million increase in various other R&D related expenses as a result of acquisition of ZMDI business.

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
Selling, General and Administrative (SG&A)
SG&A expenses increased $30.0 million, or 28%, to $136.5 million in fiscal 2016 compared to fiscal 2015. The increase was primarily driven by a $7.8 million increase in severance costs as a result of headcount reductions during fiscal 2016, a $5.5 million increase in stock-based compensation, a $5.5 million increase in amortization of intangibles as a result of new intangibles recognized from the acquisition of ZMDI, a $3.6 million increase in SG&A labor and benefit related costs, a $2.5 million increase in acquisition-related costs, a $2.0 million increase consulting and other outside services and a $1.3 million increase in medical insurance costs.
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
Other-Than-Temporary Impairment Loss on Investment
We account for our equity investments in privately held companies under the cost method with total amount of $10 million. These investments are subject to periodic impairment review and measured and recorded at fair value when they are deemed to be other-than-temporarily impaired. In determining whether a decline in value of our investments has occurred and is other than temporary, an assessment is made by considering available evidence, including the general market conditions, the investee’s financial condition, near-term prospects, market comparables and subsequent rounds of financing. The valuation also takes into account the investee’s capital structure, liquidation preferences for its capital and other economic variables. The valuation methodology for determining the decline in value of non-marketable equity securities is based on inputs that require management judgment. There were no impairments recorded during fiscal 2016, 2015 and 2014.
Restructuring Charges
As part of an effort to streamline operations with changing market conditions and to create a more efficient organization, we have undertaken restructuring actions to reduce our workforce and consolidate facilities.  Our restructuring expenses consisted primarily of: (i) integration-related cost reduction and restructuring activities; (ii) severance and termination benefit costs related to the reduction of our workforce; and (iii) lease termination costs and costs associated with permanently vacating certain facilities.
Integration-related Restructuring Plan
In December 2015, we began the implementation of planned cost reduction and restructuring activities in connection with the acquisition of ZMDI. We recorded charges of approximately $6.9 million of employee termination cost for two former ZMDI executives and 36 employees during fiscal 2016. As of April 3, 2016, the total accrued balance for employee severance costs related to these restructuring actions was $1.2 million. We expect to complete these restructuring actions by the first quarter of fiscal 2017.
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
We have substantially completed payments of these termination benefits as of April 3, 2016 and plan to complete the action by December 2017.
Others
During fiscal 2016, we recorded charges of $4.7 million and reduced headcount by 48 employees, and paid $4.6 million related to these actions. As of April 3, 2016, the total accrued balance for employee severance costs related to these actions was $0.1 million. We expect to complete these actions by the second quarter of fiscal 2017.
During fiscal 2015, we recorded other restructuring charges of $1.1 million and reduced our headcount by 28 employees in multiple reduction in workforce actions. During fiscal 2016 and 2015, we paid $0.3 million and $0.8 million, respectively, related to these actions. As of April 3,2016, the total accrued balance for employee severance costs related to these restructuring actions was zero.
During fiscal 2014, we recorded restructuring charges of $5.5 million and reduced our headcount by 117 employees in multiple reduction in workforce actions. During fiscal 2015 and 2014, we paid $0.6 million and $4.9 million, respectively and completed these actions.
Interest Expense
The components of interest expense are summarized as follows:

	Fiscal Year Ended
(in thousands)	April 3, 2016	March 29, 2015	March 30, 2014
Accretion of debt discount	$4,904	$—	$—
Amortization of issuance costs	450	—	—
Contractual interest expense	1,363	—	—
Other	326	27	21
Total interest expense	$7,043	$27	$21
Interest expense for fiscal 2016 was primarily related to the Convertible Notes we issued in November 2015.
Interest Income and Other, Net
The components of interest income and other, net are summarized as follows:

	Fiscal Year Ended
(in thousands)	April 3, 2016	March 29, 2015	March 30, 2014
Interest income	$3,616	$2,724	$1,348
Other income, net	652	2,094	1,380
Interest income and other, net	$4,268	$4,818	$2,728
Interest income is derived from earnings on our cash and short term investments. Other income, net primarily consists of gains or losses in the value of deferred compensation plan assets, foreign currency gains or losses and other non-operating gains or losses. The increase in interest income was primarily attributable to higher average level of short-term investments and interest rates. The yearly variation in other income, net was primarily due to changes in value of the underlying investments of the deferred compensation plan and the impact of foreign currency fluctuations.
Income Tax Expense (Benefit)
We recorded an income tax benefit of $61.4 million in fiscal 2016 and an income tax expense of $1.4 million and $1.0 million in fiscal 2015 and 2014, respectively. The income tax benefit in fiscal 2016 was primarily due to a $61.7 million tax benefit from the release of a valuation allowance that otherwise was offsetting deferred tax assets as of April 3, 2016 and a $6.8 million tax benefit related to the amortization of acquired intangible assets and severance costs incurred in connection to the acquisition of ZMDI, partially offset by $5.7 million of U.S. taxes resulting from distributions of foreign earnings and $1.2 million of foreign income taxes. The income tax expense in fiscal 2015 and 2014 was primarily due to foreign income tax expense.
We maintained a full valuation allowance against our deferred tax assets through the third quarter of fiscal 2016 as there was insufficient positive evidence to overcome the significant negative evidence and to conclude that it was more likely than not that the deferred tax assets would be realized. We reached this decision based on judgment, which included consideration of historical U.S. operating results, projections of future U.S. profits, and a history of expiring tax attributes. In the fourth quarter of fiscal 2016 we generated a substantial amount of U.S. profit, especially as a result of our repatriation of foreign earnings during the fourth quarter of fiscal 2016, utilizing our remaining U.S. federal net operating loss carryovers available as well as a significant amount of U.S. tax credit carryforwards. In addition, in the fourth quarter of fiscal 2016 we completed our business plan for fiscal 2017, and validated our mid-term business plan. We also considered forecasts of future taxable income and evaluated the utilization of our remaining tax credit carryforwards prior to their date of expiration. All of these are significant positive factors that overcame prior negative evidence and we concluded that it was appropriate to release the valuation allowance of $61.7 million against our deferred tax assets as of April 3, 2016, with the exception of deferred tax assets related to certain foreign and state jurisdictions.
As of April 3, 2016, we continue to maintain a valuation allowance against our net deferred tax assets in certain state and foreign jurisdictions, as we are not able to conclude that it is more likely than not that these deferred tax assets will be realized. We reached this decision based on judgment, which included consideration of historical operating results and projections of future profits. We will continue to monitor the need for the valuation allowance on a quarterly basis.
After examination of our projected offshore cash flows, and global cash requirements, we have determined that beginning in fiscal year 2016, we would change our capital allocation strategy, such that we no longer require 100% of our foreign-generated cash to support our foreign operations. We plan to repatriate a portion of our offshore earnings generated after fiscal year 2015 to the U.S. for domestic operations, and we have accrued for the related tax impacts accordingly.
In the fourth quarter of fiscal 2016, we repatriated $85 million of our offshore earnings to the U.S. for domestic operations, bringing the total repatriation in fiscal 2016 to $101 million, which includes a distribution above and beyond the anticipated annual amount. This repatriation, during the fourth quarter of fiscal 2016, reflected our objectives of increasing our available U.S. cash and providing liquidity to meet our cash needs in the U.S., including, among other things, servicing debt, potentially funding strategic investments, and potentially funding opportunistic share repurchases on an accelerated basis, while evaluating the future cash needs in our foreign jurisdictions after our recent foreign acquisition.
For earnings accumulated as of March 29, 2015, we continue to indefinitely reinvest such amounts in our foreign jurisdictions, except to the extent there is any previously taxed income which is expected to be repatriated. If circumstances change and it becomes apparent that some or all of the remaining undistributed earnings of our offshore subsidiaries will be remitted in the foreseeable future, we will accrue income taxes at that time.
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
The Tax Increase Prevention Act of 2014 (the “Act”) was signed into law on December 19, 2014. The Act contains a number of provisions including, most notably, an extension of the U.S. federal research tax credit through December 31, 2014. The Act did not have a material impact on our effective tax rate for fiscal 2015 due to the effect of the valuation allowance on our deferred tax assets.
During the quarter ended June 28, 2015, we reached an understanding regarding the terms for settling with the U.S. Internal Revenue Service ("IRS") and closed out all positions as part of the examination of our income tax returns for the fiscal years 2010 through 2012. As a result, we remeasured our tax positions based on the facts, circumstances, and information available at the reporting date. The outcome did not have a material effect on our financial position, cash flows or results of operations due to our tax attributes.
As of April 3, 2016, our fiscal years 2009 through 2012 are under audit by the Inland Revenue Authority of Singapore. Although the final outcome is uncertain, based on currently available information, we believe that the ultimate outcome will not have a material adverse effect on our financial position, cash flows or results of operations.
On July 27, 2015, in Altera Corp. v. Commissioner, the U.S. Tax Court issued an opinion, in favor of Altera Corp., related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. The Internal Revenue Service filed a notice of appeal on February 19, 2016 in this case. Due to the uncertainty surrounding the status of the current regulations, questions related to the scope of potential benefits, and the risk of the Tax Court’s decision being overturned upon appeal, we have not recorded any benefit as of April 3, 2016. We will continue to monitor ongoing developments and potential impacts to our financial statements.
Liquidity and Capital Resources
Our cash and cash equivalents and short-term investments were $354.5 million at April 3, 2016, a decrease of $200.6 million compared to March 29, 2015.
We had an outstanding debt in the form of convertible notes amounting to $373.8 million at April 3, 2016. We had no outstanding debt at March 29, 2015.
Cash Flows from Operating Activities
Net cash provided by operating activities totaled $192.6 million in fiscal 2016 compared to $171.8 million in fiscal 2015 and $75.6 million in fiscal 2014. Cash provided by operating activities in fiscal 2016 consisted of our net income of $194.7 million, as adjusted to add back deferred tax benefit, tax benefit from stock-based payment arrangements, depreciation, amortization, asset impairment, stock compensation and other non-cash items totaling $1.1 million and less $3.2 million in cash used by changes in working capital requirements primarily related to increases and decreases in assets and liabilities. In fiscal 2016, significant proceeds from changes in working capital requirements included a decrease of $11.7 million in inventories, a decrease of $2.7 million of other assets and an increase of $6.5 million in accounts payable. Net use of cash for changes in working capital requirements included a decrease of $13.3 million in accrued compensation and related expenses, a decrease of $8.7 million in deferred income, a decrease of $5.0 million in other accrued liabilities and long-term liabilities and an increase of $1.6 million in accounts receivable.
In fiscal 2015, net cash provided by operating activities consisted of our net income of $93.9 million, as adjusted to exclude net gain on divestitures of $16.8 million and to add back depreciation, amortization, asset impairment, stock compensation and other non-cash items totaling $56.1 million, and $38.9 million in cash used by changes in working capital requirements primarily related to increases and decreases in assets and liabilities. In fiscal 2015, significant proceeds from changes in working capital requirements included an increase of $19.3 million in accrued compensation and related expenses as a result of higher accrued employee bonus, an increase of $8.1 million in other accrued liabilities and long-term liabilities as a result of accrued severance costs for the HSC business, a decrease of $5.3 million in accounts receivable, a decrease of $4.4 million in inventories, an increase of $2.3 million in accounts payable and an increase of $1.7 million in deferred income. Net use of cash for changes in working capital requirements included a $2.3 million increase in prepayment and other assets.
In fiscal 2014, net cash provided by operating activities consisted of our net income of $88.4 million, as adjusted to exclude net gain on divestitures of $78.6 million and to add back depreciation, amortization, gain on divestitures, stock compensation and other non-cash items totaling $66.2 million, and $0.3 million in cash used by changes in working capital requirements primarily related to increases and decreases in assets and liabilities. In fiscal 2014, excluding the effects of acquisitions, significant proceeds from changes in working capital requirements included a decrease of $4.3 million in prepaid and other assets and a $2.9 million decrease in inventory. Net use of cash for changes in working capital requirements included a $6.8 million increase in accounts receivable, primarily due to increased shipments in the fourth quarter of fiscal 2014 as compared to the same period in fiscal 2013, and $0.7 million net used for all other working capital requirements.
Cash Flows from Investing Activities
Net cash used for investing activities in fiscal 2016 was $25.5 million compared to net cash used for investing activities of $81.8 million in fiscal 2015 and net cash used for investing activities of $112.1 million in fiscal 2014.  Net cash used for investing activities in fiscal 2016 was primarily due to $279.1 million of payments to purchase ZMDI, net of cash acquired, $16.3 million in expenditures to purchase fixed assets, $10.8 million used for the purchase of intangible assets and $6.0 million used for the purchase of non-marketable equity securities, which were offset in part by $284.0 million of net proceeds from sale of short-term investments and receipt of $2.7 million in escrow related to a prior acquisition.
In fiscal 2015, net cash used for investing activities was primarily due to $76.4 million used for the net purchase of short-term investments, $17.8 million in expenditures to purchase fixed assets and $4.0 million used for the purchase of non-marketable equity securities, which were offset in part by $15.3 million of proceeds from the divestiture of assets of the Alvand portion of the HSC business and receipt of $1.0 million in escrow related to a prior acquisition.
In fiscal 2014, net cash used for investing activities was primarily due to $197.0 million used for the net purchase of short-term investments and $17.4 million of expenditures to purchase fixed assets which was offset in part by $96.3 million received from the sale of our PCI Express enterprise flash controller business to PMC-Sierra Inc. and the sale of certain assets of our Audio business to Stravelis, Inc. combined with $6.0 million receipt of escrow proceeds associated with the sale of our Video Business to Qualcomm in fiscal 2012.
Cash Flows from Financing Activities
Net cash used for financing activities was $81.6 million in fiscal 2016 as compared to net cash used for financing activities of $59.8 million in fiscal 2015 and net cash provided by financing activities of $3.1 million in fiscal 2014. Cash used for financing activities in fiscal 2016 was primarily due to repurchases of $422.3 million of IDT common stock, the purchase of Convertible

Note hedges of $94.2 million and payment of ZMDI bank loans and capital leases of $9.7 million, partially offset by net proceeds from our Convertible Notes offering of $363.4 million, proceeds from the sale of warrants of $56.8 million, proceeds of $19.7 million from the exercise of employee stock options and the issuance of stock under our employee stock purchase plan, and $4.5 million of excess tax benefit from stock-based payment arrangements.
In fiscal 2015, cash used by financing activities was primarily due to repurchases of $79.2 million of IDT common stock and $1.6 million payment of acquisition-related consideration, partially offset by proceeds of $21.1 million from the exercise of employee stock options and the issuance of stock under our employee stock purchase plan.
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

We anticipate capital expenditures of approximately $15 million to $25 million during fiscal 2017 to be financed through cash generated from operations and existing cash and investments.
Cash equivalents are highly liquid investments with original maturities of three months or less at the time of purchase. We maintain the cash and cash equivalents with reputable major financial institutions. Deposits with these banks may exceed the Federal Deposit Insurance Corporation (FDIC) insurance limits or similar limits in foreign jurisdictions. These deposits typically may be redeemed upon demand and, therefore, bear minimal risk. In addition, a significant portion of cash equivalents is concentrated in money market funds which are invested primarily in U.S. government treasuries. While we monitor daily the cash balances in our operating accounts and adjust the balances as appropriate, these balances could be affected if one or more of the financial institutions with which we deposit fails or is subject to other adverse conditions in the financial markets. As of April 3, 2016, we had not experienced any loss or lack of access to our invested cash or cash equivalents in our operating accounts.  However, we can provide no assurances that access to our invested cash and cash equivalents will not be affected by adverse conditions in the financial markets. See Item 1A-“Risk Factors: Global economic and geo-political conditions may adversely affect our business and results of operations.”
In addition, as much of our revenues are generated outside the U.S., a significant portion of our cash and investment portfolio accumulates in the foreign countries in which we operate. At April 3, 2016, we had cash, cash equivalents and investments of approximately $162.8 million invested overseas in accounts belonging to various IDT foreign operating entities. While these amounts are primarily invested in U.S. dollars, a portion is held in foreign currencies, and all offshore balances are exposed to local political, banking, currency control and other risks. In addition, these amounts may be subject to tax and other transfer restrictions.
All of our short-term investments which are classified as available-for-sale investments are subject to a periodic impairment review. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. This determination requires significant judgment. For publicly traded investments, impairment is determined based upon the specific facts and circumstances present at the time, including a review of the closing price over the length of time, general market conditions and our intent and ability to hold the investment for a period of time sufficient to allow for recovery. Although we believe the portfolio continues to be comprised of sound investments due to high credit ratings and government guarantees of the underlying investments, a further decline in the capital and financial markets would adversely impact the market values of its investments and their liquidity. We continually monitor the credit risk in our portfolio and future developments in the credit markets and make appropriate changes to our investment policy as deemed necessary. We did not record any other-than-temporary impairment charges related to our short-term investments in fiscal 2016, 2015 and 2014.

Contractual Obligations and Commercial Commitments
The following table summarizes our contractual arrangements at April 3, 2016 and the expected timing and effects of these commitments on our liquidity and cash flow in future periods:

	Payments Due by Period (in thousands)
		Less Than	1-3	3-5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
0.875% Convertible Senior Notes due 2022 (1)	$395,277	$3,270	$6,540	$6,540	$378,927
Operating lease obligations	18,993	5,153	7,331	4,763	1,746
Capital lease obligations (2)	3,113	1,392	1,612	109	—
Other supplier obligations (3)	11,615	5,931	4,862	822	—
Total	$428,998	$15,746	$20,345	$12,234	$380,673

(1)
Represents the aggregate principal amount of $373.8 million and anticipated interest payments of $21.5 million of the Convertible Notes. See Note 17 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

(2)
We have machinery and equipment that we account for as capital leases. The related liabilities are apportioned between current and long-term other liabilities on our Consolidated Balance Sheets based on the contractual timing of payments.

(3)	Other supplier obligations represent payments due under various software design tool and technology license agreements.
As of April 3, 2016, our net unrecognized tax benefits and related interest and penalties were $28.3 million, of which $2.2 million are classified as long-term liabilities and $26.2 million are netted against deferred tax assets. In addition, we have $13.1 million of amounts payable related to obligations under our deferred compensation plan, which are classified as long-term liabilities. At this time, we are unable to make a reasonably reliable estimate of the timing of payments, if any, in individual years due to uncertainties in the timing or outcomes of either actual or anticipated tax audits and the timing of employee departures.  As a result, these amounts are not included in the table above.
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
We believe that existing cash and investment balances, together with cash flows from operations, will be sufficient to meet our working capital and capital expenditure needs through at least fiscal 2017. We may choose to investigate other financing alternatives; however, we cannot be certain that additional financing will be available on satisfactory terms.
Off-Balance Sheet Arrangements
We assumed an agreement with a financial institution to sell certain of our trade receivables from customers with limited, non-credit-related recourse provisions as part of the acquisition during the quarter ended January 3, 2016. Total receivables sold under the factoring facility during fiscal 2016 was $21.8 million. Total collections from the sale of receivables and from holdbacks (amount withheld by the factoring institution) during fiscal 2016 were $21.8 million and $2.1 million, respectively. Under the terms of the factoring agreement, the total available amount of the factoring facility as of April 3, 2016 was $1.9 million. The sales of accounts receivable in accordance with the factoring agreement are reflected as a reduction of Accounts Receivable, net in the Consolidated Balance Sheets as they meet the applicable criteria of ASC 860, Transfers and Servicing. Collections of deferred purchase payments are included in the change in accounts receivable under the operating activities section of the Consolidated Statements of Cash Flows. The amount due from the factoring institution was $0.8 million at April 3, 2016, and is shown in Prepayments and Other Current Assets in the Consolidated Balance Sheets. We pay factoring fees associated with the sale of receivables based on the dollar value of the receivables sold. Such fees are not material for fiscal 2016.
As of April 3, 2016, we did not have any off-balance sheet arrangement, as defined under SEC Regulation S-K Item 303(a) (4) (ii), other than the items discussed above and in "Note 15 - Commitments and Contingencies - Commitments" in Part II, Item 8 of this Annual Report on Form 10-K.

Recent Accounting Pronouncements
For further information, please see “Note 1 – Summary of Significant Accounting Policies” in Part II, Item 8 of this Annual Report on Form 10-K.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our interest rate risk relates primarily to our short-term investments of $151.2 million and $438.1 million as of April 3, 2016 and March 29, 2015, respectively.  By policy, we limit our exposure to long-term investments and mitigate the credit risk through diversification and adherence to a policy requiring the purchase of highly-rated securities. As of April 3, 2016 and March 29, 2015, our cash, cash equivalents and investment portfolio was concentrated in securities with same day liquidity and at the end of fiscal 2016, a substantial majority of securities in our investment portfolio had maturities of less than two years. A hypothetical 10% change in interest rates will not have a material effect on the value of our investment portfolio as of April 3, 2016.  We do not currently use derivative financial instruments in our investment portfolio.
At April 3, 2016, we had outstanding debt of $373.8 million in the form of convertible notes. As of March 29, 2015, we had no outstanding debt. The fair value of our Convertible Notes is subject to interest rate risk, market risk and other factors due to the convertible feature. The fair value of the Convertible Notes will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the Convertible Notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. The interest and market value changes affect the fair value of our Convertible Notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation.
We are exposed to foreign currency exchange rate risk as a result of international sales, assets and liabilities of foreign subsidiaries, local operating expenses of our foreign entities and capital purchases denominated in foreign currencies.  We may use derivative financial instruments to help manage our foreign currency exchange exposures.  We do not enter into derivatives for speculative or trading purposes. We have foreign exchange facilities used for hedging arrangements with banks that allow us to enter into foreign exchange contracts totaling approximately $20.0 million, all of which was available at April 3, 2016. We performed a sensitivity analysis as of April 3, 2016 and March 29, 2015 and determined that, without hedging the exposure, a 10% change in the value of the U.S. dollar would result in an approximate 0.5% and 0.4% impact on gross profit margin percentage, as we operate a manufacturing testing facility in each of Malaysia and Germany, and an approximate 0.7% and 0.6% impact to operating expenses (as a percentage of revenue), respectively, as we operate sales offices in Japan, Taiwan and South Korea and throughout Europe and design centers in China and Canada.  At April 3, 2016 and March 29, 2015, we had no material outstanding foreign exchange contracts.
We did not have any material currency exposure related to any outstanding capital purchases as of April 3, 2016 and March 29, 2015.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Integrated Device Technology, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index appearing under item 15(a)(1), present fairly, in all material respects, the financial position of Integrated Device Technology, Inc. and its subsidiaries at April 3, 2016 and March 29, 2015, and the results of their operations and their cash flows for each of the three years in the period ended April 3, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index under item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 3, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management's Report on Internal Control Over Financial Reporting, management has excluded ZMDI from its assessment of internal control over financial reporting as of April 3, 2016 because it was acquired in a purchase business combination in December 2015. We have also excluded ZMDI from our audit of internal control over financial reporting. ZMDI is a wholly-owned subsidiary of the Company whose total assets and total revenues represented approximately 4% and 4% respectively, of the related consolidated financial statement amounts as of and for the year ended April 3, 2016.

/s/ PricewaterhouseCoopers LLP

San Jose, CA
May 20, 2016

INTEGRATED DEVICE TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands)	April 3, 2016	March 29, 2015
Assets
Current assets:
Cash and cash equivalents	$203,231	$116,945
Short-term investments	151,233	438,115
Accounts receivable, net of allowances of $4,629 and $4,664	74,386	63,618
Inventories	54,243	45,410
Prepayments and other current assets	15,008	16,041
Total current assets	498,101	680,129
Property, plant and equipment, net	73,877	65,508
Goodwill	305,733	135,644
Other intangible assets, net	127,761	5,535
Deferred non-current tax assets	60,929	735
Other assets	32,788	26,108
Total assets	$1,099,189	$913,659
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$39,858	$28,006
Accrued compensation and related expenses	45,269	43,649
Deferred income on shipments to distributors	7,006	15,694
Deferred tax liabilities	—	1,401
Other accrued liabilities	14,974	17,582
Total current liabilities	107,107	106,332
Deferred tax liabilities	19,712	1,121
Convertible notes	272,221	—
Long-term income tax payable	2,190	347
Other long-term liabilities	21,264	17,605
Total liabilities	422,494	125,405
Commitments and contingencies (Note 15)	—	—
Stockholders' equity:
Preferred stock: $.001 par value: 10,000 shares authorized; no shares issued	—	—
Common stock: $.001 par value: 350,000 shares authorized; 133,885 and 148,414 shares outstanding at April 3, 2016 and March 29, 2015, respectively	134	148
Additional paid-in capital	2,628,381	2,510,868
Treasury stock at cost: 117,720 shares and 99,849 shares at April 3, 2016 and March 29, 2015, respectively	(1,522,808)	(1,100,546)
Accumulated deficit	(425,298)	(620,035)
Accumulated other comprehensive loss	(3,714)	(2,181)
Total stockholders' equity	676,695	788,254
Total liabilities and stockholders' equity	$1,099,189	$913,659

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
(In thousands, except per share data)	April 3, 2016	March 29, 2015	March 30, 2014
Revenues	$697,376	$572,905	$484,779
Cost of revenues	275,722	227,601	211,877
Gross profit	421,654	345,304	272,902
Operating expenses:
Research and development	148,507	127,688	140,799
Selling, general and administrative	136,508	106,469	101,148
Total operating expenses	285,015	234,157	241,947
Operating income	136,639	111,147	30,955
Gain on divestitures, net	—	—	78,632
Interest expense	(7,043)	(27)	(21)
Interest income and other, net	4,268	4,818	2,728
Income before income taxes from continuing operations	133,864	115,938	112,294
Income tax expense (benefit)	(61,435)	1,357	981
Net income from continuing operations	195,299	114,581	111,313

Discontinued operations:
Gain from divestiture	—	16,840	—
Loss from discontinued operations before income taxes	(547)	(37,237)	(22,938)
Income tax expense	15	275	11
Net loss from discontinued operations	(562)	(20,672)	(22,949)

Net income	$194,737	$93,909	$88,364

Basic net income per share – continuing operations	$1.37	$0.77	$0.74
Basic net loss per share – discontinued operations	$—	$(0.14)	$(0.15)
Basic net income per share	$1.37	$0.63	$0.59

Diluted net income per share – continuing operations	$1.32	$0.74	$0.73
Diluted net loss per share – discontinued operations	$—	$(0.13)	$(0.15)
Diluted net income per share	$1.32	$0.61	$0.58

Weighted average shares:
Basic	142,783	148,714	149,480
Diluted	147,652	153,983	153,369

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended
(in thousands)	April 3, 2016	March 29, 2015	March 30, 2014
Net income	$194,737	$93,909	$88,364
Other comprehensive income (loss), net of tax:
Currency translation adjustments, net of tax	(280)	(5,218)	(66)
Change in net unrealized gain or loss on investments, net of tax	(638)	666	194
Change in unrealized gain or loss on post-employment and post-retirement benefit plans, net of tax	(615)	762	(5)
Total other comprehensive income (loss)	(1,533)	(3,790)	123
Comprehensive income	$193,204	$90,119	$88,487

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
(in thousands)	April 3, 2016	March 29, 2015	March 30, 2014
Cash flows provided by operating activities:
Net income	$194,737	$93,909	$88,364
Adjustments:
Depreciation	18,346	18,808	20,872
Amortization of intangible assets	15,354	6,573	24,793
Amortization of debt issuance cost and debt discount	5,354	—	—
Asset impairment	—	8,471	7,230
Gain on sale of property, plant and equipment	(325)	—	—
Gain from divestitures	—	(16,840)	(78,632)
Stock-based compensation expense, net of amounts capitalized in inventory	34,125	22,259	13,352
Deferred tax benefit	(67,277)	(293)	(8)
Excess tax benefit from stock-based payment arrangements	(4,475)	—	—
Changes in assets and liabilities (net of amounts acquired):
Accounts receivable, net	(1,640)	5,286	(6,821)
Inventories	11,719	4,412	2,935
Prepayments and other assets	2,705	(2,337)	4,348
Accounts payable	6,527	2,314	(144)
Accrued compensation and related expenses	(13,312)	19,306	1,847
Deferred income on shipments to distributors	(8,688)	1,688	(533)
Income taxes payable and receivable	4,463	90	(888)
Other accrued liabilities and long-term liabilities	(5,011)	8,126	(1,086)
Net cash provided by operating activities	192,602	171,772	75,629
Cash flows used for investing activities:
Acquisitions, net of cash acquired	(279,138)	—	—
Cash in escrow related to acquisitions	2,700	1,026	6,000
Proceeds from divestitures	—	15,300	96,299
Purchases of property, plant and equipment, net	(16,286)	(17,765)	(17,448)
Purchase of intangible assets	(10,800)	—	—
Purchases of non-marketable equity securities	(6,020)	(4,000)	—
Purchases of short-term investments	(364,029)	(285,817)	(463,283)
Proceeds from sales of short-term investments	551,289	119,070	231,890
Proceeds from maturities of short-term investments	96,771	90,344	34,422
Net cash used for investing activities	(25,513)	(81,842)	(112,120)
Cash flows used for financing activities:
Proceeds from issuance of common stock	19,722	21,067	46,066
Repurchase of common stock	(422,262)	(79,245)	(44,005)
Proceeds from issuance of senior convertible notes, net of issuance costs	363,445	—	—
Purchase of convertible note hedge	(94,185)	—	—
Proceeds from issuance of warrants	56,847	—	—
Payment of acquisition related contingent consideration	—	(1,600)	(5,130)
Payment of capital lease obligations	(221)	—	—
Repayment of loans	(9,437)	—	—
Excess tax benefit from stock-based payment arrangements	4,475	—	—
Net cash used for financing activities	(81,616)	(59,778)	(3,069)
Effect of exchange rates on cash and cash equivalents	813	(4,418)	(66)
Net increase (decrease) in cash and cash equivalents	86,286	25,734	(39,626)
Cash and cash equivalents at beginning of period	116,945	91,211	130,837
Cash and cash equivalents at end of period	$203,231	$116,945	$91,211
Supplemental disclosure of cash flow information
Cash paid for:

Interest	$67	$27	$21
Fees on prepayment of loans	$259	$—	$—
Income taxes, net of refunds	$996	$1,840	$1,848
Non-cash investing activities:
Additions to property, plant and equipment included in accounts payable	$1,389	$473	$223
Additions to intangible assets included in other long-term liabilities	$600	$—	$—
Conversion of a cost method investment in convertible notes to ordinary shares of stock	$(2,020)	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock and Additional Paid-In Capital		Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
(in thousands)	Shares	Dollars
Balance, March 31, 2013	146,253	$2,408,144	$(977,296)	$(802,308)	$1,486	$630,026
Net income	—	—	—	88,364	—	88,364
Other comprehensive income	—	—	—	—	123	123
Issuance of common stock	7,873	46,066	—	—	—	46,066
Repurchase of common stock	(4,130)	—	(44,005)	—	—	(44,005)
Stock-based compensation expense	—	13,281	—	—	—	13,281
Balance, March 30, 2014	149,996	2,467,491	(1,021,301)	(713,944)	1,609	733,855
Net income	—	—	—	93,909	—	93,909
Other comprehensive income	—	—	—	—	(3,790)	(3,790)
Issuance of common stock	3,710	21,067	—	—	—	21,067
Repurchase of common stock	(5,292)	—	(79,245)	—	—	(79,245)
Stock-based compensation expense	—	22,458	—	—	—	22,458
Balance, March 29, 2015	148,414	2,511,016	(1,100,546)	(620,035)	(2,181)	788,254
Net income	—	—	—	194,737	—	194,737
Other comprehensive loss	—	—	—	—	(1,533)	(1,533)
Issuance of common stock	3,342	19,722	—	—	—	19,722
Repurchase of common stock	(17,871)	—	(422,262)	—	—	(422,262)
Equity component of senior convertible notes, net of issuance costs	—	96,578	—	—	—	96,578
Purchases of convertible note hedge	—	(94,185)	—	—	—	(94,185)
Proceeds from issuance of warrants	—	56,847	—	—	—	56,847
Excess tax benefit from stock-based payment arrangement	—	4,475	—	—	—	4,475
Stock-based compensation expense	—	34,062	—	—	—	34,062
Balance, April 3, 2016	133,885	$2,628,515	$(1,522,808)	$(425,298)	$(3,714)	$676,695

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
Basis of Presentation.    The Company's fiscal year is the 52 or 53 week period ending on the Sunday nearest to March 31. Fiscal 2016 included 53 weeks and ended on April 3, 2016. Fiscal 2015 included 52 weeks and ended on March 29, 2015 and fiscal 2014 included 52 weeks and ended on March 30, 2014.
On December 7, 2015, the Company completed its acquisition of Zentrum Mikroelektronik Dresden AG (ZMDI), a privately-held company mainly operating in Germany, for a purchase price of Euro-equivalent of $307.0 million. The consolidated financial statements for fiscal year ended April 3, 2016 include the results of operations of ZMDI, commencing on the closing date of the acquisition.
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
Trade Receivables Factoring Facility. The Company has an agreement with a financial institution to sell certain of its trade receivables from customers with limited, non-credit-related recourse provisions. Total receivables sold under the factoring facility during fiscal 2016 were $21.8 million. Total collections from the sale of receivables and from holdbacks (i.e. amount withheld by the factoring institution) during fiscal 2016 were $21.8 million and$2.1 million, respectively. The total available amount of the factoring facility as of April 3, 2016 was $1.9 million. The sales of accounts receivable in accordance with the factoring agreement are reflected as a reduction of Accounts Receivable, net in the Consolidated Balance Sheets as they meet the applicable criteria of ASC 860, Transfers and Servicing. Collections of holdbacks are included in the change in accounts receivable under the operating activities section of the Consolidated Statements of Cash Flows. The holdback amount due from the factoring institution was $0.8 million at April 3, 2016, and is shown in Prepayments and Other Current Assets on the Consolidated Balance Sheets. The Company pays factoring fees associated with the sale of receivables based on the dollar value of the receivables sold. Such fees are not material for fiscal 2016.
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
Income Taxes.  The Company accounts for income taxes under an asset and liability approach that requires the expected future tax consequences of temporary differences between book and tax bases of assets and liabilities be recognized as deferred tax assets and liabilities. Generally accepted accounting principles require the Company to evaluate the ability to realize the value of its net deferred tax assets on an ongoing basis. A valuation allowance is recorded to reduce the net deferred tax assets to an amount that will more likely than not be realized. Accordingly, the Company considers all available positive and negative evidence, including various tax planning strategies, forecasts of future taxable income, and recent operating results in assessing the need for a valuation allowance.
Since the fourth quarter of fiscal 2003, the Company determined that, under applicable accounting principles, it was more likely than not that the Company would not realize the value of the Company's net deferred tax assets. The Company maintained a full valuation allowance against the Company's deferred tax assets through the third quarter of fiscal 2016 as there was insufficient positive evidence to overcome the significant negative evidence and to conclude that it was more likely than not that the deferred tax assets would be realized. The Company reached this decision based on judgment, which included consideration of historical U.S. operating results, projections of future U.S. profits, and a history of expiring tax attributes. In the fourth quarter of fiscal 2016, the Company generated a substantial amount of U.S. profit, especially as a result of the repatriation of foreign earnings during the fourth quarter of fiscal 2016, utilizing the Company's remaining U.S. federal net operating loss carryovers available as well as a significant amount of U.S. tax credit carryforwards. In addition, in the fourth quarter of fiscal 2016, the Company completed its business plan for fiscal 2017, and validated its mid-term business plan. The Company also considered forecasts of future taxable income and evaluated the utilization of its remaining tax credit carryforwards prior to their date of expiration. All of these are significant positive factors that overcame prior negative evidence and the Company concluded that it was appropriate to release the valuation allowance of $61.7 million against the Company's deferred tax assets as of April 3, 2016, with the exception of deferred tax assets related to certain foreign and state jurisdictions.
As of April 3, 2016, the Company continues to maintain a valuation allowance against the Company's net deferred tax assets in certain foreign and state jurisdictions, as the Company is not able to conclude that it is more likely than not that these deferred tax assets will be realized. The Company reached this decision based on judgment, which included consideration of historical operating results and projections of future profits. The Company will continue to monitor the need for the valuation allowance on a quarterly basis.
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
In the Asia Pacific region and Japan, the Company has distributors for which revenue is recognized upon shipment, with reserves recorded for the estimated return and pricing adjustment exposures.   The determination of the amount of reserves to be recorded for stock rotation rights requires the Company to make estimates as to the amount of product which will be returned by customers within their limited contractual rights.  The Company utilizes historical return rates to estimate the exposure. In addition, the Company offers pricing adjustments to distributors for product purchased in a given quarter that remains in their inventory.  These amounts are estimated by management based on discussions with customers, assessment of market trends, as well as historical practice.
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
The Company estimates the fair value of employee stock options and the right to purchase shares under the employee stock purchase plan using the Black-Scholes valuation model, consistent with the FASB’s authoritative guidance for stock-based payments.  Option-pricing models require the input of highly subjective assumptions, including the expected term of options and the expected price volatility of the stock underlying such options.  In addition, the Company is required to estimate the number of stock-based awards that will be forfeited due to employee turnover and true up these forfeiture rates when actual results are different from the Company's estimates.  The Company attributes the value of stock-based compensation to expense on an accelerated method.  Finally, the Company capitalizes into inventory a portion of the periodic stock-based compensation expense that relates to employees working in manufacturing activities. For market-based stock unit awards, the fair value of each award is estimated on the date of grant using a Monte Carlo simulation model that uses the assumptions such as expected price volatility, expected term, and risk-free interest rate.
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
Comprehensive Income (Loss).    Comprehensive income (loss) is comprised of net income (loss) and unrealized gains and losses on available-for-sale securities and foreign exchange contracts and changes in pension assets and liabilities. Accumulated other comprehensive income (loss), as presented on the Consolidated Balance Sheets, consists of net unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments, and changes in post-employment and post-retirement benefit plan assets and liabilities, net of tax.
Pensions and Other Post-retirement Plans.    The Company, through its actuaries, utilizes assumptions when estimating the liabilities for pension and other employee benefit plans. These assumptions, where applicable, include the discount rates used to determine the actuarial present value of projected benefit obligations, the rate of increase in future compensation levels, the long-term rate of return on assets and the growth in health care costs. The cost of these benefits is recognized over an employee’s term of service with the Company, and the accrued benefits are reported as other long-term liabilities on the Consolidated Balance Sheets.
Translation of Foreign Currencies.    For subsidiaries in which the functional currency is the local currency, gains and losses resulting from translation of foreign currency financial statements into U.S. dollars are recorded as a component of accumulated other comprehensive income (loss). For subsidiaries where the functional currency is the U.S. dollar, gains and losses resulting from the process of remeasuring foreign currency financial statements into U.S. dollars are included in interest income and other, net and have not been material for all periods presented.
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
The Company sells integrated circuits to OEMs, distributors and EMSs primarily in the U.S., Europe, Japan and APAC. The Company monitors the financial condition of its major customers, including performing credit evaluations of those accounts which management considers to be high risk, and generally does not require collateral from its customers.   When deemed necessary, the Company may limit the credit extended to certain customers.   The Company’s relationship with the customer, and the customer’s past and current payment experience, are also factored into the evaluation in instances in which limited financial information is available. The Company maintains an allowance for doubtful accounts for probable credit losses, including reserves based upon a percentage of total receivables.  When the Company becomes aware that a specific customer may default on its financial obligation, a specific amount, which takes into account the level of risk and the customer’s outstanding accounts receivable balance, is reserved.  These reserved amounts are classified within selling, general and administrative expenses.  Write-offs of accounts receivable balances were not material in each of the three fiscal years presented.
Sales through a distributor, Uniquest, represented approximately 16% , of the Company's revenues in each of the fiscal years 2016 and 2015. Sales through a distributor, Avnet and its affiliates, represented approximately 15%, 14% and 17% of the Company’s revenues in fiscal 2016, 2015 and 2014, respectively. As of April 3, 2016, two distributors represented approximately 12% and 10%, respectively, of the Company's account receivable. As of March 29, 2015, two distributors represented approximately 11% and 10%, respectively, of the Company's account receivable.

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
Recent Accounting Pronouncements
Accounting Pronouncements Recently Adopted
In November 2015, the Financial Accounting Standards Board (FASB) issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, amending the current accounting guidance and requiring an entity to classify all deferred tax assets and liabilities as non-current in a classified statement of financial position. The standard is effective for reporting periods beginning after December 15, 2016. Early adoption is permitted and the standard may be adopted either prospectively or retrospectively. The Company early adopted the standard prospectively in third quarter of fiscal 2016. The adoption resulted in a reclassification from current deferred tax liabilities of $1.4 million, net of deferred non-current tax assets of $0.7 million, to non-current deferred tax liabilities in the period of adoption.
In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs, that requires an entity to present debt issuance costs on the balance sheet as a direct deduction from the related debt liability as opposed to an asset. Amortization of the costs will continue to be reported as interest expense. The update is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued, and the new guidance would be applied retrospectively to all prior periods presented. The Company has early adopted the standard in fiscal 2016. There was no impact to prior periods.
Accounting Pronouncements Not Yet Effective for Fiscal 2016
In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, amending the existing accounting standards for stock-based compensation. The amendments impact several aspects of accounting for stock-based payment transactions, including the income tax consequences, forfeitures, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The standard is effective for reporting periods in fiscal years beginning after December 15, 2016, including interim periods within those years, with early adoption permitted. If early adoption is elected, all amendments must be adopted in the same period. The manner of application varies by the various provisions of the guidance, with certain provisions applied on a retrospective or modified retrospective approach, while others are applied prospectively. The Company is currently evaluating the impact of these amendments and plans to adopt the new standard in fiscal 2017.

In February 2016, the FASB issued an ASU 2016-02, Leases (Topic 842). The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. All leases create an asset and a liability for the lessee in accordance with FASB Concepts Statement No. 6, Elements of Financial Statements, and, therefore, recognition of those lease assets and lease liabilities represents an improvement over previous GAAP, which did not require lease assets and lease liabilities to be recognized for most leases.  This ASU is effective for annual and interim periods beginning after December 15, 2018.  Early adoption is permitted. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous GAAP.  The Company is currently evaluating the impact the pronouncement will have on the Company’s consolidated financial statements and related disclosures.

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
In September 2015, the FASB issued ASU No. 2015-16, Simplifying Accounting for Measurement Period Adjustments, which provides that an acquirer should recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Under this guidance, the acquirer is required to record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. It is also required to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. Early adoption is permitted. The guidance is applied prospectively and is effective for the Company in its first quarter of fiscal year 2017. The Company is currently evaluating the impact of this new guidance on its consolidated financial statements and related disclosures.
In July 2015, the FASB issued AUS No. 2015-11, Simplifying the Measurement of Inventory, which provides the guidance applying to inventory measured using any other method other than last-in, last-out method. Under this guidance, inventory is measured at the lower of cost and net realizable value. The net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The guidance is applied prospectively and is effective for the Company in its first quarter of fiscal 2018. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements and related disclosures.
On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard permits the use of either the retrospective or cumulative effect transition method. On July 9, 2015, the FASB decided to delay the effective date by one year to December 15, 2017 for annual periods beginning after that date. The FASB also decided to allow early adoption of the standard, but not before the original effective date of December 15, 2016. In March, April and May 2016, the FASB issued additional updates to the new revenue standard relating to reporting revenue on a gross versus net basis, identifying performance obligations and licensing arrangements, and narrow-scope improvements and practical expedients, respectively. The Company is currently evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.
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

The following table sets forth the computation of basic and diluted net income per share from continuing operations:

	Fiscal Year Ended
(in thousands, except per share amounts)	April 3, 2016	March 29, 2015	March 30, 2014
Numerator (basic and diluted):
Net income from continuing operations	$195,299	$114,581	$111,313

Denominator:
Weighted average common shares outstanding, basic	142,783	148,714	149,480
Dilutive effect of employee stock options, restricted stock units and performance stock units	4,869	5,269	3,889
Weighted average common shares outstanding, diluted	147,652	153,983	153,369

Basic net income per share from continuing operations	$1.37	$0.77	$0.74
Diluted net income per share from continuing operations	$1.32	$0.74	$0.73
Potential dilutive common shares of 0.4 million, 11 thousand and 1.5 million pertaining to employee stock options, restricted stock and performance stock units were excluded from the calculation of diluted earnings per share for the fiscal years ended April 3, 2016, March 29, 2015 and March 30, 2014, respectively, because the effect would have been anti-dilutive.
The denominator for diluted net income per share for the fiscal 2016 does not include any effect from the 0.875% Convertible Senior Notes due 2022, or the Convertible Notes. In accordance with ASC 260, Earnings per Share, the Convertible Notes will not impact the denominator for diluted net income per share unless the average price of our common stock, as calculated under the terms of the Notes, exceeds the conversion price of $33.45 per share. Likewise, the denominator for diluted net income per share will not include any effect from the warrants unless the average price of our common stock, as calculated under the terms of the warrants, exceeds $48.66 per share.

The denominator for diluted net income per share for the fiscal 2016 also does not include any effect from the convertible note hedge transaction, or the Note Hedges. In future periods, the denominator for diluted net income per share will exclude any effect of the Note Hedges, as their effect would be anti-dilutive. In the event an actual conversion of any or all of the Convertible Notes occurs, the shares that will be delivered to us under the Note Hedges are designed to neutralize the dilutive effect of the shares that the Company will issue under the Convertible Notes. Refer to Note 17 for further discussion regarding the Convertible Notes.
Note 3. Business Combinations
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

The fair value of cash, accounts receivable, other current assets, accounts payable, and other accrued liabilities were generally determined using historical carrying values given the short-term nature of these assets and liabilities. The fair values for acquired inventory, property, plant and equipment and intangible assets were determined with the assistance of third-party valuation using discounted cash flow analysis, and estimate made by management. The fair values of certain other liabilities were determined internally using historical carrying values and estimates made by management. As additional information becomes available, the Company may revise the preliminary purchase price allocation during the remainder of the measurement period (which will not exceed 12 months from the acquisition date). Any such revisions or changes may be material.
The financial results of the ZMDI business have been included in the Company’s Consolidated Statements of Operations from December 7, 2015, the closing date of the acquisition. The Company's results of continuing operations for fiscal 2016 include $24.4 million of net revenue attributable to ZMDI. The Company incurred approximately $2.5 million of acquisition related costs for fiscal 2016 which were included in Selling, General and Administrative Expenses in the Consolidated Statements of Operations. Goodwill is primarily attributable to the assembled workforce of ZMDI, anticipated synergies and economies of scale expected from the operations of the combined company.
The Company's preliminary allocation of the purchase price is as follows:

(in thousands)	Estimated Fair Value
Cash	$27,892
Accounts receivable	10,618
Inventories	19,892
Other current assets	1,551
Property, plant and equipment	9,287
Other non-current assets	2,003
Intangible assets	126,200
Goodwill	170,089
Accounts payable	(5,633)
Accrued and other current liabilities	(19,141)
Loans payable	(9,437)
Deferred tax liability	(23,467)
Other long term liabilities	(2,824)
Total purchase price	$307,030

A summary of the preliminary allocation of intangible assets is as follows:

(in thousands)	Estimated Fair Value	Estimated Useful Life (in years)
Developed technology	$75,600	7
Customer relationships	44,000	7
Order backlog	5,800	1
Trademark	800	1
Total	$126,200

Identifiable Tangible Assets and Liabilities:
Assets and liabilities were reviewed and adjusted, if required, to their estimated fair value.
Inventory:
The value allocated to inventories reflects the estimated fair value of the acquired inventory based on the expected sales price of the inventory, less reasonable selling margin.
Bank Loans:

The Company assumed liabilities of ZMDI which include outstanding bank loans of approximately $9.4 million as of December 7, 2015. The Company subsequently paid the full assumed amount which reduced the outstanding balance to zero as of April 3, 2016.
Intangible Assets:
The allocation of the purchase price to tangible and identified intangible assets acquired was based on the Company's best estimate of the fair value of such assets as of the acquisition date. The fair value of acquired tangible and identified intangible assets was determined based on inputs that are unobservable and significant to the overall fair value measurement.
Developed technology consists of ZMDI's products that have reached technological feasibility. The Company valued the developed technology utilizing a multi-period excess earnings (MPEE) method, which uses the discounted future earnings specifically attributed to this intangible asset that is in excess of returns for other assets that contributed to those earnings. The economic useful life was determined based on the technology cycle related to the products and its expected contribution to forecasted revenue. The Company utilized a discount rate of 13.5% in estimating the fair value of the developed technology.
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
Pro Forma Financial Information (unaudited):
The following unaudited pro forma financial information present combined results of operations for each of the periods presented, as if ZMDI had been acquired as of the beginning of fiscal year 2015. The pro forma financial information include the business combination effect of the amortization charges from acquired intangible assets, the amortization of fair market value inventory write-up and acquisition-related costs. The pro forma data are for informational purposes only and are not necessarily indicative of the consolidated results of operations of the combined business had the acquisition actually occurred at the beginning of fiscal year 2015 or of the results of future operations of the combined business. Consequently, actual results will differ from the unaudited pro forma information presented below:

	Fiscal Year
(Unaudited in thousands, except per share data)	2016	2015
Revenues	$760,232	$650,815
Net income	$202,213	$67,690
Basic net income per share - continuing operations	$1.42	$0.46
Diluted net income per share - continuing operations	$1.37	$0.44

Note 4. Discontinued Operations
High-Speed Converter (“HSC”) Business
In fiscal 2014, the Company initiated a project to divest its HSC business and has classified the related assets as held for sale. In fiscal 2014, the Company recorded total impairment charge of $4.8 million to discontinued operations, which consisted of $2.2 million in goodwill and $2.6 million in intangible assets. The HSC business included the assets of NXP B.V.’s Data Converter Business and Alvand Technologies, Inc., which were acquired in fiscal 2013.
On May 30, 2014, the Company completed the sale of certain assets related to the Alvand portion of the HSC business to a buyer pursuant to an Asset Purchase Agreement. Upon the closing of the transaction, the buyer paid the Company $18.0 million in cash consideration, of which $2.7 million was initially held in an escrow and was paid to the Company in December 2015. The Company recorded a gain of $16.8 million in discontinued operations related to this divestiture during fiscal 2015. The following table summarizes the components of the gain (in thousands):

Amount
Cash proceeds from sale (including amounts held in escrow)	$18,000
Less book value of assets sold and direct costs related to the sale:
Intangible assets	(990)
Transaction and other costs	(170)
Gain on divestiture	$16,840

Following the sale of assets related to the Alvand portion of the HSC business, the business had remaining long-lived assets classified as held for sale amounting to $8.5 million, which consisted of $2.9 million in fixed assets and $5.6 million in intangible assets. The Company evaluated the carrying value of the disposal group and determined that it exceeded its estimated fair value based on estimated selling price less cost to sell. Accordingly, total impairment charge of $8.5 million was recorded to loss from discontinued operations in the Consolidated Statement of Operations for fiscal 2015.
All long-lived assets related to the HSC business were fully impaired in fiscal 2015.
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
As of April 3, 2016, the Company had a receivable of $1.5 million representing uncollected proceeds from the sale that was included under Other Assets on the Consolidated Balance Sheet. Given the term of the sale, the Company deferred the gain from this divestiture and will recognize it into discontinued operations when collectibility becomes certain. The following table summarizes the components of the deferred gain which was included under Other Long-term Liabilities on the Consolidated Balance Sheet as of April 3, 2016:

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
The results of the HSC business discontinued operations for the fiscal years 2016, 2015 and 2014 were as follows (in thousands):

	For the Twelve Months Ended,
	April 3, 2016	March 29, 2015	March 30, 2014
Revenues	$176	$3,803	$3,466
Cost of revenue	477	1,939	2,935
Goodwill and long-lived assets impairment	—	8,471	4,797
Restructuring charges (see Note 14)	—	18,305	—
Operating expenses	246	12,325	18,622
Gain on divestiture	—	16,840	—
Other income	—	—	(50)
Income tax provision (benefit)	15	275	11
Net loss from discontinued operations	$(562)	$(20,672)	$(22,949)

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
Prior to the divestiture, the operating results for IDTs PCIe flash controller business were included in the Company's Computing, Consumer and Industrial reportable segment. The PCIe enterprise flash controller business was part of a larger cash-flow generating product group and did not, on its own, represent a separate operation of the Company and, therefore, this sale did not qualify as discontinued operations.

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

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of April 3, 2016:

	Fair Value at Reporting Date Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents and short-term investments:
U.S. government treasuries and agencies securities	$32,519	$—	$—	$32,519
Money market funds	124,504	—	—	124,504
Asset-backed securities	—	10,515	—	10,515
Corporate bonds	—	91,388	—	91,388
International government bonds	—	2,208	—	2,208
Corporate commercial paper	—	1,992	—	1,992
Bank deposits	—	11,711	—	11,711
Repurchase agreements	—	114	—	114
Municipal bonds	—	900	—	900
Total assets measured at fair value	$157,023	$118,828	$—	$275,851
The Convertible Notes are carried on the Consolidated Balance Sheets at their original issuance value including accreted interest, net of unamortized debt discount and issuance cost. The Convertible Notes are not marked to fair value at the end of each reporting period. As of April 3, 2016, the fair value of Convertible Notes was $351.5 million, which was determined on the basis of market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy. See Note 17 for additional information on the Convertible Notes.
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
The deferred compensation plan assets of $14.6 million and $16.5 million as of April 3, 2016 and March 29, 2015, are carried on the Consolidated Balance Sheets at their fair value which were determined on the basis of market prices observable for similar instruments and are considered Level 2 in the fair value hierarchy. See Note 16 for additional information on the Employee Benefit Plans.

U.S. government treasuries and U.S. government agency securities as of April 3, 2016 and March 29, 2015 do not include any U.S. government guaranteed bank issued paper.
The securities in Level 1 are highly liquid and actively traded in exchange markets or over-the-counter markets. Level 2 fixed income securities are priced using quoted market prices for similar instruments, non-binding market prices that are corroborated by observable market data.
In connection with the prior acquisitions of Fox Enterprises Inc. (Fox) and Alvand Technologies in fiscal 2013, liabilities were recognized for the Company’s estimate of the fair value of contingent consideration on the acquisition dates based on probability-based forecasted revenues, gross profits and attainment of product development milestones. These fair value measurements are based on significant inputs not observed in the market and thus represent a Level 3 measurement, which reflect the Company’s own assumptions concerning future revenues, gross profit and product development milestones of the acquired businesses in measuring fair value. During fiscal year 2014, the Company settled the contingent consideration with Fox and paid $3.3 million to the former shareholders of Fox. Also during the fiscal year 2014, the Company paid $1.8 million in contingent consideration for Alvand Technologies. The remaining estimated fair value of the contingent liability for Alvand Technologies as of March 29, 2015 was zero. During fiscal 2015, the Company paid $1.6 million and released the remaining contingent consideration of $0.5 million to discontinued operations, as the remaining future milestones were not achieved as a result of the sale of certain assets related to the Alvand portion of the HSC business.
The following table summarizes the change in the fair value of liabilities measured using significant unobservable inputs (Level 3) for fiscal 2015:

(in thousands)	Estimated Fair Value
Balance as of March 30, 2014	$2,140
Changes in fair value	(1,600)
Payment	(540)
Balance as of March 29, 2015	$—
Cash equivalents are highly liquid investments with original maturities of three months or less at the time of purchase. The Company maintains its cash and cash equivalents with reputable major financial institutions.  Deposits with these banks may exceed the FDIC insurance limits or similar limits in foreign jurisdictions. These deposits typically may be redeemed upon demand and, therefore, bear minimal risk.  While the Company monitors daily the cash balances in its operating accounts and adjusts the balances as appropriate, these balances could be affected if one or more of the financial institutions with which the Company deposits fails or is subject to other adverse conditions in the financial markets.  As of April 3, 2016, the Company has not experienced any losses in its operating accounts.
All of the Company’s available-for-sale investments are subject to a periodic impairment review. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. This determination requires significant judgment. For publicly traded investments, impairment is determined based upon the specific facts and circumstances present at the time, including a review of the closing price over the length of time, general market conditions and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for recovery. Although the Company believes its portfolio continues to be comprised of sound investments due to high credit ratings and government guarantees of the underlying investments, a further decline in the capital and financial markets would adversely impact the market values of its investments and their liquidity. The Company continually monitors the credit risk in its portfolio and future developments in the credit markets and makes appropriate changes to its investment policy as deemed necessary.  The Company did not record any impairment charges related to its available-for-sale investments in fiscal 2016, 2015 and 2014.

Note 7. Investments
Available-for-Sale Securities
Available-for-sale investments at April 3, 2016 were as follows:

(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government treasuries and agencies securities	$32,374	$146	$(1)	$32,519
Money market funds	124,504	—	—	124,504
Asset-backed securities	10,518	4	(7)	10,515
Corporate bonds	91,321	246	(179)	91,388
International government bonds	2,195	13	—	2,208
Corporate commercial paper	1,992	—	—	1,992
Bank deposits	11,711	—	—	11,711
Repurchase agreements	114	—	—	114
Municipal bonds	900	—	—	900
Total available-for-sale investments	275,629	409	(187)	275,851
Less amounts classified as cash equivalents	(124,618)	—	—	(124,618)
Short-term investments	$151,011	$409	$(187)	$151,233
Available-for-sale investments at March 29, 2015 were as follows:

(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government treasuries and agencies securities	$135,570	$398	$(23)	$135,945
Money market funds	55,578	—	—	55,578
Asset-backed securities	31,830	9	(9)	31,830
Corporate bonds	245,229	567	(121)	245,675
International government bonds	1,010	—	(4)	1,006
Corporate commercial paper	4,999	—	—	4,999
Bank deposits	16,915	—	—	16,915
Repurchase agreements	191	—	—	191
Municipal bonds	6,001	45	(2)	6,044
Total available-for-sale investments	497,323	1,019	(159)	498,183
Less amounts classified as cash equivalents	(60,068)	—	—	(60,068)
Short-term investments	$437,255	$1,019	$(159)	$438,115
The cost and estimated fair value of available-for-sale debt securities at April 3, 2016, by contractual maturity, were as follows:

(in thousands)	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$150,253	$150,262
Due in 1-2 years	69,571	69,666
Due in 2-5 years	55,805	55,923
Total investments in available-for-sale debt securities	$275,629	$275,851

The cost and estimated fair value of available-for-sale debt securities at March 29, 2015, by contractual maturity, were as follows:

(in thousands)	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$153,753	$153,823
Due in 1-2 years	132,241	132,529
Due in 2-5 years	211,329	211,831
Total investments in available-for-sale debt securities	$497,323	$498,183
The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses as of April 3, 2016, aggregated by investment category and length of time that individual securities have been in a continuous loss position.

	Less Than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$33,407	$(179)	$—	$—	$33,407	$(179)
Asset-backed securities	4,979	(7)	—	—	4,979	(7)
U.S. government treasuries and agencies securities	6,097	(1)	—	—	6,097	(1)
Total	$44,483	$(187)	$—	$—	$44,483	$(187)
The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses, as of March 29, 2015, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	Less Than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$63,367	$(121)	$—	$—	$63,367	$(121)
Asset-backed securities	17,736	(9)			17,736	(9)
U.S. government treasuries and agencies securities	18,478	(23)	—	—	18,478	(23)
Municipal bonds	1,001	(2)	—	—	1,001	(2)
International government bonds	1,006	(4)	—	—	1,006	(4)
Total	$101,588	$(159)	$—	$—	$101,588	$(159)
Currently, a significant portion of the Company’s available-for-sale investments that it holds are high grade instruments.  As of April 3, 2016, the unrealized losses on the Company’s available-for-sale investments represented an insignificant amount in relation to its total available-for-sale portfolio. Substantially all of the Company’s unrealized losses on its available-for-sale marketable debt instruments can be attributed to fair value fluctuations in an unstable credit environment that resulted in a decrease in the market liquidity for debt instruments.  Because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, the Company did not consider these investments to be other-than-temporarily impaired at April 3, 2016 or March 29, 2015.
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

As of April 3, 2016 and March 29, 2015, the Company holds capital stock of privately-held companies with total amount of $10.0 million and $4.0 million, respectively. During fiscal 2016, the Company purchased $2.0 million of convertible notes in a privately-held company which were automatically converted into ordinary shares of stock in accordance with the terms of the instrument at December 31, 2015. During fiscal 2016, the Company also purchased preferred shares of a privately-held company for $4.0 million. These and other investments in stocks (included in Other Assets on the Consolidated Balance Sheet) are accounted for as cost-method investments, as the Company owns less than 20% of the voting securities and does not have the ability to exercise significant influence over operating and financial policies of the entity.
The Company did not record any impairment charge for these investments in fiscal 2016, 2015 and 2014.
Note 8. Stock-Based Employee Compensation
Equity Incentive Programs
The Company currently issues awards under two equity-based plans in order to provide additional incentive and retention to directors and employees who are considered to be essential to the long-range success of the Company.  These plans are further described below.
2004 Equity Plan (2004 Plan)
In September 2004, the Company’s stockholders approved the 2004 Plan.  On July 21, 2010, the Board of Directors of the Company approved an amendment to the Company’s 2004 Plan to increase the number of shares of common stock reserved for issuance thereunder from 28,500,000 shares to 36,800,000 shares (an increase of 8,300,000 shares), provided, however, that the aggregate number of common shares available for issuance under the 2004 Plan is reduced by 1.74 shares for each common share delivered in settlement of any full value award, which are awards other than stock options and stock appreciation rights, that are granted under the 2004 Plan on or after September 23, 2010.  On September 23, 2010, the stockholders of the Company approved the proposed amendment described above, which also includes certain other changes to the 2004 Plan, including an extension of the term of the 2004 Plan. Options granted by the Company under the 2004 Plan generally expire seven years from the date of grant and generally vest over a four-year period from the date of grant, with one-quarter of the shares of common stock vesting on the 1 year anniversary of the grant date and the remaining shares vesting monthly for the 36 months thereafter.  The exercise price of the options granted by the Company under the 2004 Plan shall not be less than 100% of the fair market value for a common share subject to such option on the date the option is granted.  Full value awards made under the 2004 Plan shall become vested over a period of not less than 3 years (or, if vesting is performance-based, over a period of not less than one year) following the date such award is made; provided, however, that full value awards that result in the issuance of an aggregate of up to 5% of common stock available under the 2004 Plan may be granted to any one or more participants without respect to such minimum vesting provisions. As of April 3, 2016, there were 8.3 million shares available for future grant under the 2004 Plan.
Compensation Expense
The following table summarizes stock-based compensation expense by line items appearing in the Company’s Consolidated Statement of Operations:

	Fiscal Year Ended
(in thousands)	April 3, 2016	March 29, 2015	March 30, 2014
Cost of revenue	$2,707	$1,936	$1,189
Research and development	15,268	9,813	5,601
Selling, general and administrative	16,182	10,704	5,887
Discontinued operations	(32)	(194)	675
Total stock-based compensation expense	$34,125	$22,259	$13,352
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

	Fiscal Year Ended
	April 3, 2016	March 29, 2015	March 30, 2014
Stock option plans:
Expected term (in years)	4.00	4.00	4.60
Risk-free interest rate	1.20%	1.25%	0.95%
Volatility	42.6%	38.7%	40.1%
Dividend yield	—%	—%	—%
Weighted-average grant-date fair value	$7.55	$3.84	$2.99
ESPP:
Expected term (in years)	0.25	0.25	0.25
Risk-free interest rate	0.06%	0.04%	0.06%
Volatility	42.1%	40.5%	35.0%
Dividend yield	—%	—%	—%
Weighted-average grant-date fair value	$5.05	$3.53	$1.89
The following is a summary of the Company's stock option activity and related weighted average exercise prices for each category:

	Fiscal 2016
(shares in thousands)	Shares	Weighted-Average Exercise Price
Beginning stock options outstanding	3,680	$7.71
Granted	428	21.96
Exercised (1)	(1,394)	6.74
Canceled	(120)	10.27
Ending stock options outstanding	2,594	$10.47
Ending stock options exercisable	1,693	$7.72

(1)	Upon exercise, the Company issues new shares of common stock.

The following is a summary of information about stock options outstanding at April 3, 2016:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding (in thousands)	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Number Exercisable (in thousands)	Weighted-Average Exercise Price
5.05 - 5.75	334	1.68	$5.45	325	$5.45
5.77 - 5.77	397	2.50	5.77	365	5.77
5.79 - 7.24	135	2.04	6.44	133	6.45
7.67 - 7.67	378	2.95	7.67	265	7.67
7.81 - 7.92	5	2.20	7.92	5	7.92
8.49 - 8.49	270	2.08	8.49	270	8.49
11.13 - 11.13	35	5.03	11.13	10	11.13
11.79 - 11.79	350	4.88	11.79	190	11.79
12.16 - 12.16	277	4.26	12.16	125	12.16
18.55-27.36	413	5.86	21.95	5	19.46
	2,594	3.47	$10.47	1,693	$7.72
As of April 3, 2016, the weighted-average remaining contractual life of stock options outstanding was 3.47 years and the aggregate intrinsic value was $27.2 million.  The weighted-average remaining contractual life of stock options exercisable was 2.69 years and the aggregate intrinsic value was $22.1 million.  Unrecognized compensation cost related to non-vested stock options, net of estimated forfeitures, was $1.5 million and will be recognized over a weighted-average period of 1.04 years.
As of April 3, 2016, stock options vested and expected to vest totaled approximately 2.5 million with a weighted-average exercise price of $10.09 and a weighted-average remaining contractual life of 3.37 years.  The aggregate intrinsic value as of April 3, 2016 was approximately $26.6 million.
Restricted Stock Units
Restricted stock units granted by the Company under the 2004 Plan generally vest over at least a three year period from the grant date with one-third of restricted stock units vesting on each one-year anniversary. As of April 3, 2016, 3.7 million restricted stock unit awards were outstanding under the 2004 Plan.
The following table summarizes the Company’s restricted stock unit activity and related weighted-average exercise prices for each category:

	Fiscal 2016
(shares in thousands)	Shares	Weighted- Average Grant Date Fair Value Per Share
Beginning RSUs outstanding	3,457	$10.58
Granted	1,855	21.80
Released	(1,150)	9.94
Forfeited	(469)	13.17
Ending RSUs outstanding	3,693	$16.09
As of April 3, 2016, restricted stock units expected to vest totaled approximately 3.1 million with a weighted-average remaining contract life of 1.21 years.  The aggregate intrinsic value was approximately $65.1 million.

As of April 3, 2016, the unrecognized compensation cost related to restricted stock units granted under the Company’s equity incentive plan was approximately $23.1 million, net of estimated forfeitures, and is expected to be recognized over a weighted-average period of 1.35 years.
Performance-Based Stock Units
In fiscal 2013, the Compensation Committee (the Committee) of the Board of Directors of IDT approved the Company’s Executive Retention Plan (the Retention Plan), in which each of the President and Chief Executive Officer’s direct reports are eligible to participate. The Retention Plan provides for the grant of performance-based stock units under the 2004 Plan which vest and convert into between zero and one and a half shares of the Company's common stock based on the level of achievement of pre-established performance goals during a specified performance period. The initial performance period under the Retention Plan is the Company’s fiscal year 2014 for which performance goals related to the Company’s annual non-GAAP operating margin and revenue growth relative to a peer group of companies, weighted 60% and 40%, respectively, were established by the Committee. Any shares of Company common stock earned by performance stock unit holders will vest and be issued in two equal installments, the first on the date the Committee determines the achievement of the performance goals and the second on the first anniversary of such determination. Management evaluates, on a quarterly basis, the likelihood of the Company meeting its performance metrics in determining stock-based compensation expense for the Retention Plan. The performance-based stock units that were granted under the Retention Plan have vested in the first quarter of fiscal 2016 based on actual achievement of the performance goals.
In addition, the Committee approved the Company's Key Talent Incentive Plan (Incentive Plan). The Incentive Plan provides for the grant of performance-based stock units under the 2004 Plan which vest and convert into one share of the Company's common stock based on the level of achievement of pre-established performance goals during a specified performance period. The initial performance period under the Incentive Plan is the Company's fourth quarter of fiscal 2013 through the fourth quarter of fiscal 2016 for which performance goals relate to cumulative revenue targets for a specific product group. Any shares of Company common stock earned by performance stock unit holders will vest and be issued quarterly based on the achievement of the performance goals. Management evaluates, on a quarterly basis, the likelihood of the Company meeting its performance metrics in determining stock-based compensation expense for the Incentive Plan. The performance-based stock units that were granted under the Incentive Plan have vested in the first quarter of fiscal 2016 based on actual achievement of the performance goals.
The following table summarizes the Company’s performance stock unit activity and related weighted-average exercise prices for each category:

	Fiscal 2016
(shares in thousands)	Shares	Weighted- Average Grant Date Fair Value Per Share
Beginning PSUs outstanding	517	$8.06
Granted	84	11.45
Released	(191)	8.19
Forfeited	(206)	8.36
Ending PSUs outstanding	204	$9.04
As of April 3, 2016, performance stock units expected to vest totaled approximately 0.2 million with a weighted-average remaining contract life of 0.27 year.  The aggregate intrinsic value was approximately $3.4 million.
As of April 3, 2016, the unrecognized compensation cost related to performance stock units granted under the Company’s equity incentive plan was approximately $0.3 million, net of estimated forfeitures, and is expected to be recognized over a weighted-average period of 0.28 year.
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
The following weighted average assumptions were used to calculate the fair value of the market-based equity award using a Monte Carlo simulation model:

	June 15, 2015	June 15, 2014
Estimated fair value	$33.08	$21.00
Expected volatility	41.2%	34.6%
Expected term (in years)	1.80	1.80
Risk-free interest rate	0.65%	0.38%
Dividend yield	—%	—%

As of April 3, 2016, the total market-based stock units outstanding was approximately 0.7 million.
As of April 3, 2016, market-based stock units vested and expected to vest totaled approximately 0.6 million with a weighted-average remaining contract life of 0.93 years. The aggregate intrinsic value was approximately $13.4 million.
As of April 3, 2016, the unrecognized compensation cost related to market-based stock units granted under the Company’s equity incentive plans was approximately $6.1 million, net of estimated forfeitures, and is expected to be recognized over a weighted-average period of 0.99 years.
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
Activity under the Company’s ESPP is summarized in the following table:

(in thousands, except per share amounts)	Fiscal 2016	Fiscal 2015	Fiscal 2014
Number of shares issued	606	641	1,206
Average issuance price	$17.05	$12.89	$7.23
Number of shares available at year-end	3,772	4,378	5,019
Note  9. Stockholders' Equity
Stock Repurchase Program.  In April 2015, the Company's Board of Directors approved a new share repurchase program authorization for $300 million. In October 2015, the Company's Board of Directors approved an increase in the share repurchase authorization by another $300 million. In fiscal 2014, the Company repurchased 4.1 million shares for $44.0 million. In fiscal 2015, the Company repurchased 5.3 million shares for $79.2 million. In fiscal 2016, the Company repurchased 17.9 million shares for $422.3 million.
As of April 3, 2016, after giving effect to the ASR Agreements described below as well as other share repurchases, approximately $185.6 million was available for future purchase under the Company's share repurchase program.  Share repurchases were recorded as treasury stock and resulted in a reduction of stockholders’ equity. The program is intended to reduce the number of outstanding shares of Common Stock to offset dilution from employee equity grants and increase stockholder value.

Accelerated Share Repurchase. On November 2, 2015, the Company entered into separate accelerated share repurchase agreements (the ASR Agreements) with JPMorgan Chase Bank and Bank of America to repurchase a total of $225 million of its common stock. Pursuant to the terms of the ASR Agreements, approximately 7.0 million shares of its common stock at $25.69 per share were received by the Company on November 5, 2015. Of the total initial amount paid to the Dealers, $45 million represents prepayment for subsequent settlement of the ASR Agreements. In January 2016, the ASR Agreements settled resulting in the repurchase of 1.6 million of the Company's common stock at an average price per share of $28.32. The shares delivered resulted in a reduction, on the delivery date, of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted earnings per share. The ASR Agreements were entered into pursuant to the Company’s increase in share repurchase authorization effective October 2015.
Note 10. Balance Sheet Detail

(in thousands)	April 3, 2016	March 29, 2015
Inventories, net
Raw materials	$3,251	$4,709
Work-in-process	29,408	18,377
Finished goods	21,584	22,324
Total inventories, net	$54,243	$45,410
Property, plant and equipment, net
Land	$11,535	$11,578
Machinery and equipment	250,628	292,180
Building and leasehold improvements	49,015	48,031
Total property, plant and equipment, gross	311,178	351,789
Less: accumulated depreciation (1)	(237,301)	(286,281)
Total property, plant and equipment, net	$73,877	$65,508
Other current liabilities
Accrued restructuring costs (2)	2,641	10,512
Other (3)	12,333	7,070
Total other current liabilities	$14,974	$17,582

Other long-term obligations
Deferred compensation related liabilities	$13,052	$13,143
Other (4)	8,212	4,462
Total other long-term liabilities	$21,264	$17,605

(1) Depreciation expense was $18.3 million, $18.8 million and $20.9 million for fiscal years 2016, 2015 and 2014, respectively.
(2) Includes accrued severance costs related to integration, the disposed HSC business, and other restructuring actions of $1.2 million, $1.5 million, and $0.1 million, respectively, as of April 3, 2016; and accrued severance costs related to disposed HSC business of $10.2 million as of March 29, 2015.
(3) Other current liabilities consist primarily of accrued royalties and outside commissions, current portion of supplier obligations, current portion of capital lease payable, and other accrued unbilled expenses.
(4) Other long-term obligations consist primarily of non-current portion of capital lease payable, non-current deferred gain and other long-term accrued liabilities.

Note 11. Deferred Income on Shipments to Distributors
Included in the caption “Deferred income on shipments to distributors” on the Consolidated Balance Sheets are amounts related to shipments to certain distributors for which revenue is not recognized until the Company's product has been sold by the distributor to an end customer. The components of deferred income on shipments to distributors as of April 3, 2016 and March 29, 2015 were as follows:

(in thousands)	April 3, 2016	March 29, 2015
Gross deferred revenue	$9,460	$19,299
Gross deferred costs	(2,454)	(3,605)
Deferred income on shipments to distributors	$7,006	$15,694
The gross deferred revenue represents the gross value of shipments to distributors at the list price billed to the distributor less any price protection credits provided to them in connection with reductions in list price while the products remain in their inventory.  The amount ultimately recognized as revenue will be lower than this amount as a result of ship from stock pricing credits which are issued in connection with the sell through of the Company's products to end customers. Based on the last four quarters, this amount has ranged from an average of approximately 31% to 34% of the list price billed to the customer.  The gross deferred costs represent the standard costs (which approximate actual costs) of products the Company sells to the distributors.  Although the Company monitors the levels and quality of inventory in the distribution channel, the Company's experience is that products returned from these distributors may be sold to a different distributor or in a different region of the world. As such, inventory write-downs or products in the distribution channel have not been significant.
Note 12. Accumulated Other Comprehensive Income (Loss)
Changes in the balance of accumulated other comprehensive income (loss), net of taxes, by component consisted of the following:

(in thousands)	Cumulative translation adjustments	Unrealized gain on available-for-sale investments	Pension adjustments	Total
Balance, March 30, 2014	$1,497	$194	$(82)	$1,609
Other comprehensive income (loss) before reclassifications	(5,218)	793	814	(3,611)
Amounts reclassified out of AOCI	—	(127)	(52)	(179)
Net current-period other comprehensive income (loss)	(5,218)	666	762	(3,790)
Balance, March 29, 2015	(3,721)	860	680	(2,181)
Other comprehensive loss before reclassifications	(280)	(983)	—	(1,263)
Amounts reclassified out of AOCI	—	345	(615)	(270)
Net current-period other comprehensive loss	(280)	(638)	(615)	(1,533)
Balance, April 3, 2016	$(4,001)	$222	$65	$(3,714)
Amounts reclassified out of comprehensive income (loss) components consisted of:

(in thousands)	April 3, 2016	March 29, 2015	March 30, 2014	Location
Unrealized holding gains or losses on available-for-sale investments	$345	$(127)	$(97)	interest and other, net
Change in unrealized gains or losses on post-employment and post-retirement benefit plans	(615)	(52)	(6)	operating expense
Total amounts reclassified out of accumulated other comprehensive loss	$(270)	$(179)	$(103)

Note 13. Goodwill and Intangible Assets, Net
Goodwill activity for fiscal 2016 and 2015 is summarized as follows:

	Reportable Segments
(in thousands)	Communications	Computing, Consumer and Industrial	Total
Balance as of March 30, 2014	$122,248	$13,396	$135,644
Balance as of March 29, 2015	$122,248	$13,396	$135,644
Additions - ZMDI acquisition (see Note 3)	600	169,489	170,089
Balance as of April 3, 2016	$122,848	$182,885	$305,733
Goodwill balances as of April 3, 2016 and March 29, 2015 are net of $920.3 million and $922.5 million, respectively, in accumulated impairment losses.
Intangible asset balances as of April 3, 2016 and March 29, 2015 are summarized as follows:

	April 3, 2016
(in thousands)	Gross Assets	Accumulated Amortization	Net Assets
Purchased intangible assets:
Developed technology	$279,514	$(205,307)	$74,207
Trademark	5,211	(4,576)	635
Customer relationships	172,787	(130,745)	42,042
Order backlog	5,800	(4,504)	1,296
Intellectual property licenses	11,400	(1,819)	9,581
Total purchased intangible assets	$474,712	$(346,951)	$127,761

	March 29, 2015
(in thousands)	Gross Assets	Accumulated Amortization	Net Assets
Purchased intangible assets:
Developed technology	$211,170	$(206,491)	$4,679
Trademark	4,411	(3,850)	561
Customer relationships	131,045	(130,750)	295
Total purchased intangible assets	$346,626	$(341,091)	$5,535
As a result of the acquisition of ZMDI, the Company recognized additional intangible assets with total original value of $126.2 million during fiscal 2016 (see Note 3).
During fiscal 2016, the Company individually purchased intangible assets with a total cost of $11.4 million and estimated useful life of 3 to 7.5 years. These intangible assets are comprised of intellectual property licenses that are being used by the Company in the development, manufacture and sale of certain products.

Amortization expense for identified intangibles is summarized below:

	Fiscal Year Ended
(in thousands)	April 3, 2016	March 29, 2015	March 30, 2014
Existing technology	$6,052	$4,534	$19,730
Trademarks	726	916	3,405
Customer relationships	2,253	1,123	916
Backlog	4,504	—	91
Intellectual property licenses	1,819	—	—
Non-compete agreements	—	—	651
Total	$15,354	$6,573	$24,793
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
Based on the intangible assets recorded at April 3, 2016, assuming no subsequent additions to or impairment of the underlying assets, the remaining estimated amortization expense is expected to be as follows (in thousands):

Fiscal Year	Amount
2017	$23,061
2018	19,325
2019	18,871
2020	18,569
2021 and thereafter	47,935
Total	$127,761

Note 14. Restructuring
The following table shows the provision of the restructuring charges and the liability remaining as of April 3, 2016:

		Others (Continuing Operations)
(in thousands)	HSC (Discontinued Operations)	Cost of Revenues	Operating Expenses	Total
Balance as of March 31, 2013	$—	$26	$1,636	$1,662
Provision	—	—	5,538	5,538
Cash payments	—	(26)	(6,536)	(6,562)
Balance as of March 30, 2014	—	—	638	638
Provision	18,305	—	1,078	19,383
Cash payments	(6,073)	—	(1,421)	(7,494)
Foreign exchange impact	(2,015)	—	—	(2,015)
Balance as of March 29, 2015	10,217	—	295	10,512
Provision	—	435	11,197	11,632
Cash payments	(8,877)	(128)	(10,533)	(19,538)
Foreign exchange impact	194	—	16	210
Balance as of April 3, 2016	$1,534	$307	$975	$2,816
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
Integration-related Restructuring Plan
In December 2015, the Company began the implementation of planned cost reduction and restructuring activities in connection with the acquisition of ZMDI. The Company recorded charges of approximately $6.9 million of employee termination cost for two former executives of ZMDI and 36 employees during fiscal 2016. As of April 3, 2016, the total accrued balance for employee severance costs related to these actions was $1.2 million. The Company expects to complete these actions by the first quarter of fiscal 2017.
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
The Company has substantially completed payments of these termination benefits as of April 3, 2016 and will complete the action by December 2017.
Other
During fiscal 2016, the Company recorded charges of $4.7 million and reduced headcount by 48 employees. During fiscal 2016, the Company paid $4.6 million related to these actions. As of April 3, 2016, the total accrued balance for employee severance costs related to these actions was $0.1 million. The Company expects to complete these actions by the second quarter of fiscal 2017.

During fiscal 2015, the Company recorded other restructuring charges of $1.1 million and reduced headcount by 28 employees in multiple reduction in workforce actions. During fiscal 2016 and 2015, the Company paid $0.3 million and $0.8 million, respectively, related to these actions. As of April 3,2016, the total accrued balance for employee severance costs related to these actions was zero.
During fiscal 2014, the Company recorded restructuring charges of $5.5 million and reduced headcount by 117 employees in multiple reduction in workforce actions. During fiscal 2015 and 2014, the Company paid $0.6 million and $4.9 million, respectively, related to these actions. As of March 29, 2015, the total accrued balance for employee severance costs related to these actions was zero.
Note 15. Commitments and Contingencies
Guarantees
As of April 3, 2016, the Company’s financial guarantees consisted of guarantees and standby letters of credit, which are primarily related to the Company’s electrical utilities in Malaysia, consumption tax in Japan, office rental in Italy and a workers’ compensation plan in the United States. The maximum amount of potential future payments under these arrangements is approximately $1.8 million.
Commitments
Although the Company owns its corporate headquarters in San Jose, California, the Company leases various administrative facilities under operating leases which expire at various dates through fiscal 2021.
As of April 3, 2016, aggregate future minimum commitments for the next five fiscal years and thereafter under all operating leases, excluding leases in which amounts have been accrued for impairment charges, were as follows (in thousands):

Fiscal Year	Amount
2017	$5,153
2018	3,769
2019	3,562
2020	2,876
2021 and thereafter	3,633
Total	$18,993
Rent expense for the fiscal years ended April 3, 2016, March 29, 2015 and March 30, 2014 totaled approximately $3.2 million, $4.2 million and $4.6 million, respectively. Other supplier obligations including payments due under various software design tool and technology license agreements totaled $11.6 million and $4.6 million as of April 3, 2016 and March 29, 2015, respectively.
Capital Leases
The Company has machinery and equipment that are accounted for as capital leases. The related liabilities are apportioned between current and long-term other liabilities on the Consolidated Balance Sheets based on the contractual timing of payments. These capital leases will expire in fiscal 2020.
As of April 3, 2016, aggregate future commitments for the next five fiscal years and thereafter under all capital leases, were as follows (in thousands):

Fiscal Year	Amount
2017	$1,392
2018	1,157
2019	455
2020	109
Total	$3,113
Indemnification
During the normal course of business, the Company makes certain indemnifications and commitments under which it may be required to make payments in relation to certain transactions.  In addition to indemnifications related to non-infringement of patents and intellectual property, other indemnifications include indemnification of the Company’s directors and officers in connection with legal proceedings, indemnification of various lessors in connection with facility leases for certain claims arising from such facility or lease, and indemnification of other parties to certain acquisition agreements. The duration of these indemnifications and commitments varies, and in certain cases, is indefinite. The Company believes that substantially all of its indemnities and commitments provide for limitations on the maximum potential future payments the Company could be obligated to make. However, the Company is unable to estimate the maximum amount of liability related to its indemnities and commitments because such liabilities are contingent upon the occurrence of events which are not reasonably determinable.  The Company believes that any liability for these indemnities and commitments would not be material to its consolidated financial statements.
The Company maintains an accrual for obligations it incurs under its standard product warranty program and customer, part, or process specific matters. The Company’s standard warranty period is one year; however, in certain instances the warranty period may be extended to as long as two years. Management estimates the fair value of the Company’s warranty liability based on actual past warranty claims experience, its policies regarding customer warranty returns and other estimates about the timing and disposition of product returned under the standard program. Customer, part, or process specific accruals are estimated using a specific identification method. Historical profit and loss impact related to warranty returns activity has been minimal. The total warranty accrual was $0.3 million and $0.1 million as of April 3, 2016 and March 29, 2015.
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
Property investigation activity took place between April 2013 and June 2015. On June 23, 2015, the Property investigation was deemed completed by the DTSC. The DTSC continues to evaluate corrective action alternatives. The Company will continue to vigorously defend itself against the allegations in the Complaint and evaluate settlement options with Moyer upon notification from DTSC of its corrective action selection. Because no specific corrective action has been selected yet and no specific monetary demands have been made, it is not possible for the Company to estimate the potential loss or range of potential losses for these actions.
As of April 3, 2016, the Company is also party to various other legal proceedings and claims arising in the normal course of business. With regard to these or future litigation matters that may arise, potential liability and probable losses or ranges of probable losses due to an unfavorable litigation outcome cannot be reasonably estimated at this time. Generally, litigation is subject to inherent uncertainties, and no assurance can be given that the Company will prevail in the Maxim lawsuit or any other particular lawsuit or claim. Pending lawsuits, claims as well as potential future litigation, could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's financial condition, results of operations or cash flows.
Note 16. Employee Benefit Plans
401(k) Plan
The Company sponsors a 401(k) retirement matching plan for qualified domestic employees.  The Company recorded expenses of approximately $2.6 million, $2.1 million and $2.1 million in matching contributions under the plan in fiscal 2016, 2015, and 2014, respectively.
Deferred Compensation Plans
Effective November 1, 2000, the Company established an unfunded deferred compensation plan to provide benefits to executive officers and other key employees.  Under the plan, participants can defer any portion of their salary and bonus compensation into the plan and may choose from a portfolio of funds from which earnings are measured.  Participant balances are always 100%

vested. As of April 3, 2016 and March 29, 2015, obligations under the plan totaled approximately $13.1 million and $13.1 million, respectively.  Additionally, the Company has set aside assets in a separate trust that is invested in corporate owned life insurance intended to substantially fund the liability under the plan. As of April 3, 2016 and March 29, 2015, the deferred compensation plan assets were approximately $14.6 million and $16.5 million, respectively.  The Company incurred costs for this plan for insurance, administration and other support of $0.2 million, $0.1 million and $0.3 million in fiscal 2016, 2015 and 2014, respectively.
During the first quarter of fiscal 2013, the Company assumed a deferred compensation plan associated with the acquisition of Fox. Under this plan, participants in retirement are entitled to receive a fixed amount from the Company on a monthly basis. The Company has purchased life insurance policies with the intention of funding the liability under this plan. As of April 3, 2016 and March 29, 2015, the deferred compensation plan assets were approximately $0.8 million. As of April 3, 2016 and March 29, 2015 the liabilities under this plan were approximately $1.8 million and $1.7 million, respectively.
International Employee Benefit Plans
The Company sponsors defined-benefit pension plans, defined-contribution plans, multi-employer plans and other post-employment benefit plans covering employees in certain of the Company's international locations. As of April 3, 2016 and March 29, 2015, the net liability for all of these international benefit plans totaled $0.8 million and $1.0 million, respectively.
Pension plan benefits are based primarily on participants’ compensation and years of service credited as specified under the terms of each country’s plan. The funding policy is consistent with the local requirements of each country. The Company does not have defined-benefit pension plans for its United States-based employees. The projected obligations of international employee defined-benefit pension plans and related offsetting plan assets were determined based on actuarial calculations. As of April 3, 2016, the net accumulated liability for these defined-benefit plans was not material. In fiscal 2015, as a result of a workforce-reduction plan under the HSC business in France, the related pension liability decreased by $0.6 million and long-term pension asset increased by $0.4 million. The net period expense was insignificant during fiscal 2016, 2015 and 2014. Distributions made from plans during fiscal 2016, 2015, and 2014 were not material. The Company includes accrued net defined-benefit plan obligations in other long-term liabilities on the Company's Consolidated Balance Sheets.
Note 17. Convertible Senior Notes, Warrants and Hedges
Convertible Notes Offering
On October 29, 2015, the Company priced its private offering of $325 million in aggregate principal amount of 0.875% Convertible Senior Notes due 2022 ("Initial Convertible Notes"). On November 3, 2015, the initial purchasers in such offering exercised in full the over-allotment option to purchase an additional $48.8 million in aggregate principal amount of Convertible Notes (“Additional Convertible Notes”, and together “Convertible Notes”). The aggregate principal amount of Convertible Notes is $373.8 million. The net proceeds from this offering were approximately $363.4 million, after deducting the initial purchasers’ discounts and commissions and the offering expenses. The Company used approximately $37.4 million of the net proceeds to pay the cost of the Bond Hedges described below (after such cost was partially offset by the proceeds to the Company from the Warrant Transactions described below). The Company used a portion of the remaining net proceeds from the offering to purchase an aggregate of $300 million of its common stock, as authorized under its share repurchase program. The Company used $75.0 million under the currently approved repurchase authorization to purchase shares of common stock from a purchaser of the Convertible Notes in a privately negotiated transaction concurrent with the closing of the offering, and $225 million to purchase additional shares of common stock under the ASR Agreements. The Company intends to use the remainder of the net proceeds for working capital and general corporate purposes.
The Convertible Notes are governed by the terms of an indenture, dated November 4, 2015 (“Indenture”), between the Company and Wilmington Trust, National Association (“Trustee”). The Convertible Notes are the senior unsecured obligations of the Company and bear interest at a rate of 0.875% per annum, payable semi-annually in arrears on May 15 and November 15 of each year, commencing May 15, 2016. The Convertible Notes will mature on November 15, 2022, unless earlier repurchased or converted. At any time prior to the close of business on the business day immediately preceding August 15, 2022, holders may convert their Convertible Notes at their option only under the following circumstances: (1) during any fiscal quarter commencing after the fiscal quarter ending on April 3, 2016 (and only during such fiscal quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. On or after August 15, 2022 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing circumstances.

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
The Indenture does not contain any financial or operating covenants or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by the Company or any of its subsidiaries. The Indenture contains customary terms and covenants and events of default. If an event of default (other than certain events of bankruptcy, insolvency or reorganization involving the Company) occurs and is continuing, the Trustee by notice to the Company, or the holders of at least 25% in principal amount of the outstanding Convertible Notes by written notice to the Company and the Trustee, may declare 100% of the principal of and accrued and unpaid interest, if any, on all the Convertible Notes to be due and payable. Upon such a declaration of acceleration, such principal and accrued and unpaid interest, if any, will be due and payable immediately. Upon the occurrence of certain events of bankruptcy, insolvency or reorganization involving the Company, 100% of the principal of and accrued and unpaid interest, if any, on all of the Convertible Notes will become due and payable automatically. Notwithstanding the foregoing, the Indenture provides that, to the extent the Company elects, the sole remedy for an event of default relating to certain failures by the Company to comply with certain reporting covenants in the Indenture consists exclusively of the right to receive additional interest on the Convertible Notes. As of April 3, 2016, none of the conditions allowing holders of the Notes to convert had been met.
In accordance with ASC 470-20, Debt with Conversion and Other Options, the Company separated the Convertible Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the estimated fair value of a similar liability that does not have an associated convertible feature. Such amount was based on the contractual cash flows discounted at an appropriate market rate for non-convertible debt at the date of issuance, which was determined to be 5.5%. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the face value of the Convertible Notes as a whole. The excess of the principal amount of the liability component over its carrying amount ("debt discount") is amortized to interest expense over the term of the Convertible Notes using the effective interest method with an effective interest rate of 5.5% per annum. The equity component is not remeasured as long as it continues to meet the conditions for equity classification.
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
At the debt issuance date, the Convertible Notes, net of issuance costs, consist of the following (in thousands):

November 3, 2015
Liability component
Principal	$274,435
Less: Issuance cost	(7,568)
Net carrying amount	266,867
Equity component
Allocated amount	99,316
Less: Issuance cost	(2,738)
Net carrying amount	96,578
Convertible Notes, net	$363,445

The following table includes total interest expense recognized related to the Convertible Notes for the year ended April 3, 2016 (in thousands):

Fiscal Year Ended April 3, 2016
Contractual interest expense	$1,363
Amortization of debt issuance costs	450
Amortization of debt discount	4,904
$6,717

The net liability component of Convertible Notes is comprised of the following as of April 3, 2016 (in thousands):

April 3, 2016
Net carrying amount at issuance date	$266,867
Amortization of debt issuance costs during the year	450
Amortization of debt discount during the year	4,904
$272,221

See Note 6 to the Company's consolidated financial statements for fair value disclosures related to the Company's Convertible Notes.
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
In connection with the exercise of the Over-Allotment Option, on November 3, 2015, the Company entered into a convertible note hedge transaction (the “Additional Bond Hedge”, and together with the Initial Bond Hedges, the “Bond Hedge”) with the Option Counterparty and paid $12.3 million. On November 3, 2015, the Company also entered into a separate additional warrant transaction (the “Additional Warrant Transaction”, and together with the Initial Warrant Transaction, the “Warrant Transactions”) with the Option Counterparty and received $7.4 million. Total amount paid for the purchase of bond hedge and total amount received for the sale of warrants was $94.2 million and $56.8 million, respectively.
The Bond Hedges are generally expected to reduce the potential dilution upon conversion of the Convertible Notes and/or offset any payments in cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election, that the Company is required to make in excess of the principal amount of the Convertible Notes upon conversion of any Convertible Notes, as the case may be, in the event that the market price per share of common stock, as measured under the terms of the Bond Hedges, is greater than the strike price ($33.45) of the Bond Hedges, which initially corresponds to the conversion price of the Convertible Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the Convertible Notes. The Warrant Transactions will separately have a dilutive effect to the extent that the market value per share of common stock, as measured under the terms of the Warrant Transactions, exceeds the applicable strike price of the warrants issued pursuant to the Warrant Transactions (the “Warrants”). The initial strike price of the Warrants is $48.66 per share. The Bond Hedges and Warrants are not marked to market. The value of the Bond Hedges and Warrants were initially recorded in stockholders' equity and continue to be classified as stockholders' equity in accordance with ASC 815-40, Derivatives and Hedging - Contracts in Entity's Own Equity. As of April 3, 2016, no warrants have been exercised.
Aside from the initial payment of a premium to the Option Counterparty under the Bond Hedges, which amount is partially offset by the receipt of a premium under the Warrant Transactions, the Company is not required to make any cash payments to the Option Counterparty under the Bond Hedges and will not receive any proceeds if the Warrants are exercised.

Note 18. Income Taxes
The components of income (loss) before income taxes and the income tax expense (benefit) were as follows:

	Fiscal Year Ended
(in thousands)	April 3, 2016	March 29, 2015	March 30, 2014
Income before income taxes from continuing operations:
United States	$5,431	$6,113	$8,634
Foreign	128,433	109,825	103,660
Income before income taxes	$133,864	$115,938	$112,294
Income tax expense (benefit) from continuing operations:
Current:
United States	$5,694	$—	$(118)
State	154	47	35
Foreign	38	1,312	867
	5,886	1,359	784
Deferred:
United States	(59,944)	79	240
State	26	2	14
Foreign	(7,403)	(83)	(57)
	(67,321)	(2)	197
Income tax expense (benefit) from continuing operations	$(61,435)	$1,357	$981
For fiscal years 2016 the income tax benefit associated with stock-based compensation that decreased income taxes payable and was recorded in additional paid-in capital was $4.5 million. For fiscal years 2015 and 2014, there was no income tax benefit associated with stock-based compensation that decreased income taxes payable and was recorded in additional paid-in capital.
Reconciliation between the statutory U.S. income tax rate of 35% and the effective rate is as follows:

	Fiscal Year Ended
(in thousands)	April 3, 2016	March 29, 2015	March 30, 2014
Provision from continuing operations at 35% U.S. statutory rate	$46,852	$40,579	$39,303
State tax, net of federal benefit	198	160	32
Effect of foreign operations	(55,331)	(35,740)	(33,217)
Repatriation of foreign earnings	32,957	—	5,623
Valuation allowance	(81,553)	3,372	(4,622)
Research tax credits	(6,150)	(4,439)	(6,363)
Stock-based compensation	1,028	(2,740)	(689)
Other	564	165	914
Income tax expense (benefit) from continuing operations	$(61,435)	$1,357	$981
As a result of the Company's international manufacturing operations, a significant portion of the Company's worldwide profits are in jurisdictions outside the United States, primarily Malaysia, which has granted the Company significant reductions in tax rates. These lower tax rates allow the Company to record a relatively low tax expense on a worldwide basis. The Company was granted a tax incentive in Malaysia during fiscal 2009.  The tax incentive was contingent upon the Company continuing to meet specified investment criteria in fixed assets, and to operate an APAC regional headquarters center.  In the fourth quarter of fiscal 2012, the Company agreed with the Malaysia Industrial Development Board to cancel the previously granted tax incentive and enter into a new tax incentive agreement which provides a full tax exemption on statutory income for a period of 10 years commencing April 4, 2011.  The Company is required to meet several conditions as to financial targets, investment, headcount and activities in Malaysia to retain this status. The impact of these tax incentives decreased foreign taxes by $25.0 million, $9.7 million and $2.0 million for fiscal 2016, 2015 and 2014, respectively. The benefit of the tax incentives on net income per share (diluted) was approximately $0.17, $0.06, and $0.01 for fiscal 2016, 2015 and 2014, respectively.
After examination of the Company’s projected offshore cash flows, and global cash requirements, the Company has determined that beginning in fiscal year 2016, the Company would change its capital allocation strategy, such that it no longer requires 100% of its foreign-generated cash to support its foreign operations. The Company plans to repatriate a portion of its offshore earnings generated after fiscal year 2015 to the U.S. for domestic operations, and the Company has accrued for the related tax impacts accordingly.
In the fourth quarter of fiscal 2016, the Company repatriated $85 million of its offshore earnings to the U.S. for domestic operations, bringing the total repatriation in fiscal 2016 to $101 million, which includes a distribution above and beyond the anticipated annual amount. This repatriation, during the fourth quarter of fiscal 2016, reflected the Company’s objectives of increasing its available U.S. cash and providing liquidity to meet its cash needs in the U.S., including, among other things, servicing debt, potentially funding strategic investments, and potentially funding opportunistic share repurchases on an accelerated basis, while evaluating the future cash needs in the Company’s foreign jurisdictions after our recent foreign acquisition.
For earnings accumulated as of March 29, 2015, the Company continues to indefinitely reinvest such amounts in its foreign jurisdictions, except to the extent there is any previously taxed income which is expected to be repatriated. No U.S. income taxes have been provided for approximately $888.7 million of undistributed earnings of foreign subsidiaries. As the Company currently has no plans to repatriate those earnings, no U.S. income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company could be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries. As the Company does not know the time or manner in which the Company would repatriate those funds, it is not practical to determine the impact of local taxes, withholding taxes and foreign tax credits associated with the future repatriation of such earnings and therefore the Company cannot quantify the tax liability.
The Protecting Americans from Tax Hikes Act of 2015 (the “Act”) was signed into law on December 18, 2015. The Act contains a number of provisions including, most notably, a permanent extension of the U.S. federal research tax credit. The Company’s tax provision for fiscal 2016 reflects the benefit of the U.S. federal research credit.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities were as follows:

(in thousands)	April 3, 2016	March 29, 2015
Deferred tax assets:
Deferred income on shipments to distributors	$2,016	$3,057
Non-deductible accruals and reserves	19,432	9,337
Net operating losses and credit carryforwards	112,380	122,178
Depreciation and amortization	14,473	12,274
Stock options	3,262	1,849
Other	1,747	1,737
Total deferred tax assets	153,310	150,432
Deferred tax liabilities:
Purchased intangibles	(38,318)	(564)
Other	(10,975)	(2,699)
Total deferred tax liabilities	(49,293)	(3,263)
Valuation allowance	(62,800)	(148,954)
Net deferred tax assets (liabilities)	$41,217	$(1,785)
The Company maintained a full valuation allowance against its deferred tax assets through the third quarter of fiscal 2016 as there was insufficient positive evidence to overcome the significant negative evidence and to conclude that it was more likely than not that the deferred tax assets would be realized. The Company reached this decision based on judgment, which included consideration of historical U.S. operating results, projections of future U.S. profits, and a history of expiring tax attributes. In the fourth quarter of fiscal 2016, the Company generated a substantial amount of U.S. profits, especially as a result of the repatriation of foreign earnings during the fourth quarter of fiscal 2016, utilizing its remaining U.S. federal net operating loss carryovers available as well as a significant amount of U.S. tax credit carryforwards. In addition, in the fourth quarter of fiscal 2016 the Company completed its business plan for fiscal 2017 and validated its mid-term business plan. The Company also considered forecasts of future taxable income and evaluated the utilization of its remaining tax credit carryforwards prior to their date of expiration. All of these are significant positive factors that overcame prior negative evidence and the Company concluded that it was appropriate to release the valuation allowance of $61.7 million against its deferred tax assets as of April 3, 2016, with the exception of deferred tax assets related to certain foreign and state jurisdictions.
As of April 3, 2016, the Company continued to maintain a valuation allowance against its net deferred tax assets in certain foreign and state jurisdictions, as management is not able to conclude that it is more likely than not that these deferred tax assets will be realized. The Company reached this decision based on judgment, which included consideration of historical operating results and projections of future profits. The valuation allowance for deferred tax assets decreased by $86.2 million in fiscal 2016 and increased by $5.3 million in fiscal 2015.
As of April 3, 2016, the Company had federal, state and foreign net operating loss (NOL) carryforwards of approximately $2.0 million and $53.7 million and $112.0 million, respectively, which include excess tax benefits related to stock-based compensation. The foreign net operating loss carryforwards were obtained as part of the acquisition of ZMDI in fiscal 2016 (see Note 3, “Business Combinations” for additional information on the acquisition). The federal NOL carryforwards will expire in various years from fiscal 2020 through 2024, if not utilized.  The state NOL carryforwards will expire in various years from fiscal 2017 through 2036, if not utilized.  The foreign NOL carryforwards do not expire. The utilization of US federal and state NOLs created by acquired companies is subject to annual limitations under Section 382 of the Internal Revenue Code. However, the Company does not expect that such annual limitation will impair the realization of these NOLs.
As of April 3, 2016, the Company had approximately $61.9 million of federal research and development tax credit carryforwards, and $12.3 million of foreign tax credit carryforwards. The federal research and development tax credit carryforwards will expire in fiscal years 2019 through 2036, if not utilized, and the foreign tax credit carryforwards will expire in fiscal years 2017 to 2025, if not utilized. The Company also had, as of April 3, 2016, approximately $84.6 million of state income tax credit carryforwards, of which $7.3 million will expire in fiscal years 2019 through 2036, if not utilized. The Company also had, as of April 3, 2016, approximately $8.8 million of tax credit carryforwards in foreign jurisdictions, which will expire in fiscal years 2019 through 2026.
Of the NOLs and credits described above, approximately $26.8 million, tax effected, relate to excess stock compensation benefits and thus such carryforwards are not recorded as deferred tax assets.  Instead, these excess stock compensation benefits will be credited to additional paid-in capital when recognized.
The federal, state, and foreign NOL and tax credit carryforwards in the income tax returns filed include unrecognized tax benefits. The deferred tax assets recognized for those NOLs and tax credits are presented net of these unrecognized tax benefits.
In October 2015, the Company issued Convertible Notes which led to the establishment of $0.9 million of net deferred tax liability associated with the equity component of the Convertible Notes and its related debt issuance costs (see Note 17, “Convertible Senior Notes, Warrants and Hedges” for additional information on the Convertible Notes). This deferred tax liability led to a net reduction of valuation allowance of an equal amount in the third quarter of fiscal 2016.
The following tables summarize the activities of gross unrecognized tax benefits:

	Fiscal Year Ended
(in thousands)	April 3, 2016	March 29, 2015	March 30, 2014
Beginning balance	$33,190	$32,237	$31,066
Increases related to prior year tax positions	1,474	549	90
Decreases related to prior year tax positions	(719)	(296)	(301)
Increases related to current year tax positions	938	803	1,498
Decrease related to settlement	(1,758)	—	—
Decreases related to the lapsing of statute of limitations	(50)	(103)	(116)
Ending balance	$33,075	$33,190	$32,237
The amount of unrecognized tax benefits that would favorably impact the effective tax rate were approximately $16.0 million and $0.3 million as of April 3, 2016 and March 29, 2015, respectively.  As of April 3, 2016, approximately $17.1 million of unrecognized tax benefits would be offset by a change in valuation allowance. The Company recognizes potential interest and penalties related to the income tax on the unrecognized tax benefits as a component of income tax expense and accrued approximately $0.1 million for these items in fiscal 2016 and 2015, respectively.

During the quarter ended June 28, 2015, the Company reached an understanding regarding the terms for settling with the U.S. Internal Revenue Service ("IRS") and closed out all positions as part of the examination of its income tax returns for the fiscal years 2010 through 2012. As a result, the Company remeasured its tax positions based on the facts, circumstances, and information available at the reporting date. The outcome did not have a material effect on the Company’s financial position, cash flows or results of operations due to its tax attributes.
As of April 3, 2016, the Company’s fiscal years 2009 through 2012 are under audit by the Inland Revenue Authority of Singapore. Although the final outcome is uncertain, based on currently available information, the Company believes that the ultimate outcome will not have a material adverse effect on its financial position, cash flows or results of operations.
On July 27, 2015, in Altera Corp. v. Commissioner, the U.S. Tax Court issued an opinion, in favor of Altera Corp., related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. The Internal Revenue Service filed a notice of appeal on February 19, 2016 in this case. Due to the uncertainty surrounding the status of the current regulations, questions related to the scope of potential benefits, and the risk of the Tax Court’s decision being overturned upon appeal, the Company has not recorded any benefit as of April 3, 2016. The Company will continue to monitor ongoing developments and potential impacts to its financial statements.
The Company believes that within the next 12 months, it is reasonably possible that a decrease of up to $0.3 million in unrecognized tax benefits may occur due to settlements with tax authorities or statute lapses.
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

•
Computing, Consumer and Industrial segment: includes clock generation and distribution products, high-performance server memory interfaces, PCI Express switching solutions, power management solutions, signal integrity products, and sensing products for mobile, automotive and industrial solutions.

The Company completed the acquisition of ZMDI in December 2015 and is in the process of integrating the ZMDI business into the Company's reporting segment. During fiscal 2016, the Company renamed its Computing and Consumer reportable segment to Computing, Consumer and Industrial in order to reflect the operations of ZMDI which are primarily aggregated into the Computing, Consumer and Industry reportable segment.
The tables below provide information about these segments:

Revenues by segment	Fiscal Year Ended
(in thousands)	April 3, 2016	March 29, 2015	March 30, 2014
Communications	$302,188	$313,630	$292,435
Computing, Consumer and Industrial	395,188	259,275	192,344
Total revenues	$697,376	$572,905	$484,779
The Company utilizes global and regional distributors around the world, that buy product directly from the Company on behalf of their customers. Sales through a distributor, Uniquest, represented approximately 16% of the Company's revenues in each of the fiscal years 2016 and 2015. Sales through a distributor, Avnet and its affiliates, represented approximately 15%, 14% and 17% of the Company’s revenues in fiscal 2016, 2015 and 2014, respectively. Each of these distributors serves customers within both of the Company's reportable segments. SK Hynix and its affiliates, which is a direct OEM customer, accounted for 12% of the Company's revenues in fiscal 2016.
At April 3, 2016, two distributors represented approximately 12% and 10%, respectively, of the Company's account receivable. At March 29, 2015, two distributors represented approximately 11% and 10%, respectively, of the Company's account receivable.

Income (Loss) by segment from continuing operations	Fiscal Year Ended
(in thousands)	April 3, 2016	March 29, 2015	March 30, 2014
Communications	$115,888	$116,018	$103,457
Computing, Consumer and Industrial	88,101	29,301	(22,658)
Unallocated expenses:
Amortization of intangible assets	(13,662)	(6,573)	(21,964)
Inventory fair market value adjustment	(5,531)	—	—
Impairment of acquired in-process R&D	—	—	(2,433)
Gain on divestitures	—	—	78,632
Asset impairment and other	(147)	(2,968)	(4,113)
Stock-based compensation	(34,158)	(22,453)	(12,677)
Severance, retention and facility closure costs	(11,701)	(1,250)	(6,590)
Acquisition-related income (costs) and other	(2,591)	125	(802)
Deferred compensation plan expense (benefit)	(26)	(50)	51
Interest income and other, net	(2,309)	3,788	1,391
Income from continuing operations, before income taxes	$133,864	$115,938	$112,294
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
Revenues from unaffiliated customers by geographic area, based on the customers' shipment locations, were as follows:

	Fiscal Year Ended
(in thousands)	April 3, 2016	March 29, 2015	March 30, 2014
Hong Kong	$304,392	$262,274	$190,903
Rest of Asia Pacific	173,408	137,066	136,213
Korea	75,402	42,873	22,834
Americas (1)	74,631	68,373	71,305
Europe	69,543	62,319	63,524
Total revenues	$697,376	$572,905	$484,779

(1)	Revenues from the customers in the U.S. were $65.2 million, $61.7 million and $63.1 million in fiscal 2016, 2015 and 2014, respectively.
The Company’s significant operations outside of the United States include a test facility in each of Malaysia and Germany, design centers in the U.S., Canada and China, and sales subsidiaries in Japan, APAC and Europe. The Company's net property, plant and equipment are summarized below by geographic area:

(in thousands)	April 3, 2016	March 29, 2015
United States	$38,735	$38,879
Malaysia	20,150	21,244
Germany	9,235	—
Canada	3,781	3,997
All other countries	1,976	1,388
Total property, plant and equipment, net	$73,877	$65,508

Note 20. Interest Income and Other, Net
The components of interest income and other, net are summarized as follows:

	Fiscal Year Ended
(in thousands)	April 3, 2016	March 29, 2015	March 30, 2014
Interest income	$3,616	$2,724	$1,348
Other income, net	652	2,094	1,380
Interest income and other, net	$4,268	$4,818	$2,728
Interest income is derived from earnings on cash and short term investments. Other income, net primarily consists of gains or losses in the value of deferred compensation plan assets, foreign currency gains or losses and other non-operating gains or losses.
Note 21. Derivative Financial Instruments
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
As of April 3, 2016 and March 29, 2015, the Company did not have any outstanding foreign currency contracts that were designated as hedges of forecasted cash flows or capital equipment purchases.  The Company does not enter into derivative financial instruments for speculative or trading purposes. The Company also has foreign exchange facilities used for hedging arrangements with banks that allow the Company to enter into foreign exchange contracts totaling approximately $20.0 million, all of which was available at April 3, 2016.

SUPPLEMENTARY FINANCIAL INFORMATION (UNAUDITED)

QUARTERLY RESULTS OF OPERATIONS
(in thousands, except per share data)

	Fiscal Year Ended April 3, 2016
	First Quarter	Second Quarter	Third Quarter (3)	Fourth Quarter (3)(4)
Revenues	$160,907	$169,498	$177,610	$189,361
Gross profit	99,234	106,546	107,911	107,963
Net income from continuing operations	38,720	42,423	32,545	81,611
Net loss from discontinued operations	(562)	—	—	—
Net income	38,158	42,423	32,545	81,611

Basic net income per share – continuing operations	$0.26	$0.29	$0.23	$0.61
Basic net income per share	$0.26	$0.29	$0.23	$0.61

Diluted net income per share – continuing operations	$0.25	$0.28	$0.22	$0.59
Diluted net income per share	$0.25	$0.28	$0.22	$0.59

	Fiscal Year Ended March 29, 2015
	First Quarter (1)	Second Quarter (2)	Third Quarter (2)	Fourth Quarter
Revenues	$126,302	$137,093	$151,160	$158,350
Gross profit	74,009	81,876	91,364	98,055
Net income from continuing operations	17,111	24,246	32,841	40,383
Net income (loss) from discontinued operations	4,732	(9,804)	(14,483)	(1,117)
Net income	21,843	14,442	18,358	39,266

Basic net income per share – continuing operations	$0.11	$0.16	$0.22	$0.27
Basic net income (loss) per share – discontinued operations	$0.04	$(0.06)	$(0.10)	$(0.01)
Basic net income per share	$0.15	$0.10	$0.12	$0.26

Diluted net income per share – continuing operations	$0.11	$0.16	$0.21	$0.26
Diluted net income (loss) per share – discontinued operations	$0.03	$(0.07)	$(0.09)	$(0.01)
Diluted net income per share	$0.14	$0.09	$0.12	$0.25

(1) In the first quarter of fiscal 2015, the Company recorded a gain of $16.8 million in net income from discontinued operations related to the divestiture of the Alvand portion of its HSC business.
(2) In the second quarter of fiscal 2015, the Company recorded $6.8 million of minimum statutory benefits to discontinued operations with regards to a workforce-reduction plan that covered certain employees of its HSC business in France and the Netherlands. In the third quarter of fiscal 2015, the Company recorded $11.9 million of restructuring charges to discontinued operations in addition to the minimum statutory amount recognized in the previous quarter.
(3) In the third quarter of fiscal 2016, the Company completed the acquisition of ZMDI. The results of operations of the ZMDI business have been included for the period of December 7, 2015 to April 3, 2016.
(4) In the fourth quarter of fiscal 2016, the Company recorded a tax benefit of $61.7 million from the release of a valuation allowance.  Based on significant positive evidence which overcame prior negative evidence, the Company concluded that it was appropriate to release the valuation allowance against its deferred tax assets, with the exception of  deferred tax assets related to certain foreign and state jurisdictions.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including the Chief Executive Officer and Chief Financial Officer, is engaged in a comprehensive effort to review, evaluate and improve our controls; however, management does not expect that our disclosure controls will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control systems’ objectives are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
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
Our management assessed the effectiveness of our internal control over financial reporting as of April 3, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013).
Based on our management's assessment using those criteria, management concluded that our internal control over financial reporting was effective as of April 3, 2016.
Our evaluation of the effectiveness of our internal control over the financial reporting as of April 3, 2016 did not include the internal controls of ZMDI. We excluded ZMDI from our assessment of internal control over financial reporting as of April 3, 2016 because it was acquired in a purchase business combination in December 2015 and is now wholly owned by us. ZMDI's total assets and total revenues represented approximately 4% and 4% respectively, of the related consolidated financial statement amounts as of and for the year ended April 3, 2016.
PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this report, has issued a report on our internal control over financial reporting as of April 3, 2016, which report appears under Item 8 of this Annual Report on Form 10-K.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Our executive officers, and their respective ages as of April 3, 2016, are as follows:

Name	Age	Position
Gregory L. Waters	55	President and Chief Executive Officer
Brian C. White	51	Vice President, Chief Financial Officer
Sailesh Chittipeddi	53	Global Vice President of Operations and Chief Technical Officer
Mario Montana	54	Vice President, Chief Sales Officer
Sean Fan	50	Vice President and General Manager, Connectivity Division
Frantz Saintellemy	42	Vice President and General Manager, Automotive and Industrial Division
Louise Gaulin	49	Vice President and General Manager, Network Communications Division
Dave Shepard	54	Vice President and General Manager, Timing and Radio Freqency Division
Anja Hamilton	45	Vice President, Worldwide Human Resources
Matthew D. Brandalise	50	Vice President, General Counsel and Corporate Secretary
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
Mr. White was promoted to the positions of Vice President and Chief Financial Officer in September 2013. Mr. White joined the Company as Vice President, Finance in February 2007 and became Vice President, Finance and Treasurer of the Company in April 2009. From June 2008 to October 2008, he served as the Company’s interim CFO. Prior to joining the Company, Mr. White held management positions with Nvidia, Hitachi GST and IBM. He started his career in public accounting with Deloitte & Touche and Arthur Andersen. Mr. White has more than 25 years of professional experience in finance, accounting, business line management, strategy and business development. Mr. White is a CPA and holds an MBA from the University of Notre Dame.
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

Mr. Saintellemy is Vice President of IDT’s Automotive and Industrial Division, bringing expertise in business unit management, technical product marketing, and sales leadership. Before joining IDT in 2015, Saintellemy worked at ZMDI for four years. He joined ZMD AG in August 2011 as Executive Vice President of corporate strategy and business development and sales for North America, and was promoted in late 2012 to president of ZMD America Inc., head of product strategy and Executive Vice President of ZMDI global sales and marketing. Before joining ZMDI, Saintellemy was CTO and Corporate Vice President of technical marketing at Future Electronics. Before that, he held various product line management positions at Analog Devices. Mr. Saintellemy holds a BSEE from Northeastern University, an MSEE from MIT and a BS in commerce and marketing from HEC(University of Montreal) and has completed various engineering leadership development programs from MIT Sloan.
Ms. Gaulin joined IDT in November 2011 and became the Vice President and General Manager of Network Communications in April 2014. Ms. Gaulin has more than 20 years of experience in the Communications Semiconductor market. Prior to joining IDT, Ms. Gaulin was Vice President of Timing Marketing and Product Management at Zarlink Semiconductor. Ms. Gaulin has also held various roles in application, marketing and management at Mitel Semiconductor. Ms. Gaulin holds a Bachelor of Applied Science in Electrical Engineering from University of Ottawa.
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
The information required by this item concerning our directors is incorporated by reference from the information set forth in the sections titled “Proposal 1—Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2016 Annual Meeting of Stockholders.
Other information required by this item concerning our executive officers is incorporated by reference from the information set forth in this section titled “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2016 Annual Meeting of Stockholders.
The information required by this item concerning our audit committee and its financial expert is incorporated by reference from the information set forth in the section titled “Corporate Governance-Board of Directors Meetings and Committees” in our Proxy Statement for the 2016 Annual Meeting of Stockholders.
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
The information required by this item concerning recommendations of director nominees by security holders is incorporated by reference from the information set forth in the section titled "Consideration of Stockholder Nominees for Director” and “Corporate Governance—Board of Directors Meetings and Committees" in our Proxy Statement for the 2016 Annual Meeting of Stockholders.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated herein by reference from our Proxy Statement for the 2016 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated herein by reference from our Proxy Statement for the 2016 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated herein by reference from our Proxy Statement for the 2016 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated herein by reference from our Proxy Statement for the 2016 Annual Meeting of Stockholders.

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

INTEGRATED DEVICE TECHNOLOGY, INC. Registrant
	By:	/s/ GREGORY L. WATERS
May 20, 2016		Gregory L.Waters President and Chief Executive Officer

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

Signature	Title	Date

/s/ GREGORY L. WATERS	Chief Executive Officer, President and Director	May 20, 2016
Gregory L. Waters	(Principal Executive Officer)

/s/ BRIAN C. WHITE	Vice President, Chief Financial Officer	May 20, 2016
Brian C. White	(Principal Financial and Accounting Officer)

/s/ JOHN SCHOFIELD	Chairman of the Board	May 20, 2016
John Schofield

/s/ GORDON PARNELL	Director	May 20, 2016
Gordon Parnell

/s/ UMESH PADVAL	Director	May 20, 2016
Umesh Padval

/s/ KEN KANNAPPAN	Director	May 20, 2016
Ken Kannappan

/s/ NORMAN TAFFE	Director	May 20, 2016
Norman Taffe

/s/ ROBERT RANGO	Director	May 20, 2016
Robert Rango

INTEGRATED DEVICE TECHNOLOGY, INC.
SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)	Balance at Beginning of Period	Additions Charged (Credited) to Revenues, Costs and Expenses	Charged (Credited) to Other Accounts	Deductions and Write-offs	Balance at End of Period
Allowance for returns, pricing credits and doubtful accounts
Fiscal Year Ended March 30, 2014	$2,787	$657	$—	$(310)	$3,134
Fiscal Year Ended March 29, 2015	$3,134	$1,680	$—	$(150)	$4,664
Fiscal Year Ended April 3, 2016	$4,664	$117	$—	$(152)	$4,629
Tax valuation allowance
Fiscal Year Ended March 30, 2014	$134,633	$30,110	$—	$(21,039)	$143,704
Fiscal Year Ended March 29, 2015	$143,704	$12,427	$—	$(7,177)	$148,954
Fiscal Year Ended April 3, 2016	$148,954	$3,527	$—	$(89,681)	$62,800

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File Number	Exhibit/ Appendix	Filing Date	Filed Herewith
2.1	Business Purchase Agreement, dated as of February 22, 2012, by and between Integrated Device Technology, Inc. and NXP B.V.	8-K	00-12695	2.1	7/20/2012
2.2	Amendment No. 1 to Business Purchase Agreement, dated as of June 21, 2012, by and between Integrated Device Technology, Inc. and NXP B.V.	8-K	00-12695	2.2	7/20/2012
2.3	Amendment No. 2 and Waiver to Business Purchase Agreement, dated as of July 19, 2012, by and between Integrated Device Technology, Inc. and NXP B.V.	8-K	00-12695	2.3	7/20/2012
3.1	Restated Certificate of Incorporation, as amended to date.	10-K	00-12695	3.1	5/21/2012
3.2	Certificate of Designations specifying the terms of the Series A Junior Participating Preferred Stock of Integrated Device Technology, Inc., as filed with the Secretary of State of the State of Delaware.	8-A	00-12695	3.6	12/23/1998
3.3	Amended and Restated Bylaws of the Company, effective as of July 23, 2013.	10-Q	00-12695	3.3	9/29/2013
4.1	Indenture (including form of note), dated as of November 4, 2015, between Integrated Device Technology, Inc., and Wilmington Trust, National Association, as trustee.	8-K	00-12695	4.1	11/4/2015
10.1	Share Purchase and Transfer Agreement, dated October 23, 2015, between Global ASIC GmbH, ELBER GmbH, Freistaat Sachsen, Integrated Device Technology Bermuda Ltd. and Integrated Device Technology, Inc.	10-Q	00-12695	10.1	10/29/2015
10.2	Letter Agreement, dated October 29, 2015, between JPMorgan Chase Bank, National Association and Integrated Device Technology, Inc., regarding the Base Warrants.	8-K	00-12695	10.1	11/4/2015
10.3	Letter Agreement, dated October 29, 2015, between JPMorgan Chase Bank, National Association and Integrated Device Technology, Inc., regarding the Base Call Option Transaction.	8-K	00-12695	10.2	11/4/2015
10.4	Letter Agreement, dated November 3, 2015, between JPMorgan Chase Bank, National Association and Integrated Device Technology, Inc., regarding the Additional Warrants.	8-K	00-12695	10.3	11/4/2015
10.5	Letter Agreement, dated November 3, 2015, between JPMorgan Chase Bank, National Association and Integrated Device Technology, Inc., regarding the Additional Call Option Transaction.	8-K	00-12695	10.4	11/4/2015

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File Number	Exhibit/ Appendix	Filing Date	Filed Herewith
10.6	Master Confirmation—Uncollared Accelerated Share Repurchase dated November 2, 2015 between Integrated Device Technology, Inc. and JPMorgan Chase Bank, National Association.	8-K	00-12695	10.5	11/4/2015
10.7	Master Confirmation—Uncollared Accelerated Share Repurchase dated November 2, 2015 between Integrated Device Technology, Inc. and Bank of America, N.A.	8-K	00-12695	10.6	11/4/2015
10.8	Amendment to 1994 Stock Option Plan, September 22, 2000.#	10-Q	00-12695	10.10	11/15/2000
10.9	1994 Directors Stock Option Plan and related documents.#	10-Q	00-12695	10.18	11/16/1994
10.10	Form of Indemnification Agreement between the Company and its directors and officers.#	10-K	00-12695	10.68	4/2/1989
10.11	Amended Form of Indemnification Agreement between the Company and its directors and officers.#	10-K	00-12695	10.40	5/19/2015
10.12	Incentive Compensation Plan.#	10-Q	00-12695	10.27	8/11/2005
10.13	Form of Change of Control Agreement between the Company and certain of its officers.#	10-K	00-12695	10.13	6/23/2003
10.14	1997 Stock Option Plan.#	10-Q	00-12695	10.23	8/14/2002
10.15	Non-Qualified Deferred Compensation Plan effective November 1, 2000.#	10-K	00-12695	10.21	6/29/2001
10.16	1984 Employee Stock Purchase Plan, as amended and restated effective September 29, 2003.#	10-Q	00-12695	10.25	11/6/2003
10.17	2004 Equity Plan, as amended and restated, effective September 23, 2010.#	DEF 14A	00-12695	A	7/26/2010
10.18	2009 Employee Stock Purchase Plan.#	DEF 14A	00-12695	A	8/7/2009
10.19	Master Purchase Agreement, dated June 13, 2011, by and between Integrated Device Technology, Inc. and Bank of America, N.A. (the Master Purchase Agreement).	8-K	00-12695	10.1	6/17/2011

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File Number	Exhibit/ Appendix	Filing Date	Filed Herewith
10.20	Asset Purchase Agreement dated as of August 31, 2011 by and among Qualcomm, Incorporated, Qualcomm Canada Inc., Integrated Device Technology, Inc. and IDT Canada, Inc.	10-K	00-12695	10.34	5/21/2012
10.21	Foundry Agreement dated August 3, 2009 between the Company and Taiwan Semiconductor Manufacturing Co., Ltd.	10-K	00-12695	10.35	5/21/2012
10.22	Amendment No. 1 to the Master Purchase Agreement, dated as of May 17, 2012, by and between Integrated Device Technology, Inc. and Bank of America, N.A.	10-K	00-12695	10.36	5/21/2012
10.23	Amendment No. 2 to the Master Repurchase Agreement, dated as of December 4, 2012, by and between Integrated Device Technology, Inc. and Bank of America, N.A.	8-K	00-12695	10.1	12/7/2012
10.24	Asset Purchase Agreement by and among PMC-Sierra, Inc., Integrated Device Technology, Inc. and Integrated Device Technology (Malaysia) Sdn. Bhd., dated as of May 29, 2013.	8-K	00-12695	2.1	5/29/2013
10.25	Integrated Device Technology, Inc. Fiscal 2014 Performance Equity Plan.#	8-K	00-12695	10.1	6/16/2013
10.26	Separation Agreement, dated August 26, 2013, by and between Theodore L. Tewksbury, III, and Integrated Device Technology, Inc.#	8-K	00-12695	10.1	8/24/2013
10.27	Offer Letter between the Company and Jeffrey S. McCreary, entered into on September 12, 2013.#	10-Q	00-12695	10.2	11/6/2013
10.28	Offer Letter between Integrated Device Technology, Inc. and Sailesh Chittipeddi, entered into on February 19, 2014.#	8-K	00-12695	10.1	3/12/2014
10.29	Offer Letter between Integrated Device Technology, Inc. and Greg Waters, entered into on December 5, 2013.#	8-K	00-12695	10.1	12/17/2013
10.30	Executive Retention Plan.#	8-K	00-12695	10.1	1/15/2013
21.1	Subsidiaries of the Company.					X
23.1	Consent of Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K).					X

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File Number	Exhibit/ Appendix	Filing Date	Filed Herewith
31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

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