Form 10-Q
period 2016-07-03
INTEGRATED DEVICE TECHNOLOGY INC
filed 2016-08-09
CIK 703361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________
(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2016 OR

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
 ☒  Large accelerated filer                           ☐   Accelerated filer                            ☐  Non-accelerated filer               ☐ Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
The number of outstanding shares of the registrant's Common Stock, $.001 par value, as of August 5, 2016 was approximately 134,324,744.

INTEGRATED DEVICE TECHNOLOGY, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)	July 3, 2016	April 3, 2016
Assets
Current assets:
Cash and cash equivalents	$150,985	$203,231
Short-term investments	199,661	151,233
Accounts receivable, net of allowances of $5,452 and $4,629	80,622	74,386
Inventories	45,107	54,243
Assets held for sale	4,155	—
Prepayments and other current assets	14,950	15,008
Total current assets	495,480	498,101
Property, plant and equipment, net	74,845	73,877
Goodwill	305,572	305,733
Other intangible assets, net	121,479	127,761
Deferred non-current tax assets	85,726	60,929
Other assets	31,739	32,788
Total assets	$1,114,841	$1,099,189
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$32,773	$39,858
Accrued compensation and related expenses	22,332	45,269
Deferred income on shipments to distributors	12,285	7,006
Liabilities held for sale	2,732	—
Other accrued liabilities	23,166	14,974
Total current liabilities	93,288	107,107
Deferred tax liabilities	15,090	19,712
Long-term income tax payable	976	2,190
Convertible notes	275,489	272,221
Other long-term liabilities	21,808	21,264
Total liabilities	406,651	422,494
Commitments and contingencies (Note 16)
Stockholders' equity:
Preferred stock: $0.001 par value: 10,000 shares authorized; no shares issued	—	—
Common stock: $0.001 par value: 350,000 shares authorized; 134,552 and 133,885 shares outstanding at July 3, 2016 and April 3, 2016, respectively	135	134
Additional paid-in capital	2,644,271	2,628,381
Treasury stock at cost: 119,181 shares at July 3, 2016 and 117,720 shares at April 3, 2016, respectively	(1,553,371)	(1,522,808)
Accumulated deficit	(378,554)	(425,298)
Accumulated other comprehensive loss	(4,291)	(3,714)
Total stockholders' equity	708,190	676,695
Total liabilities and stockholders' equity	$1,114,841	$1,099,189

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
(Unaudited, in thousands, except per share data)	July 3, 2016	June 28, 2015
Revenues	$192,128	$160,907
Cost of revenues	83,779	61,673
Gross profit	108,349	99,234
Operating expenses:
Research and development	49,648	33,754
Selling, general and administrative	38,816	28,143
Total operating expenses	88,464	61,897
Operating income	19,885	37,337
Interest expense	(4,148)	—
Interest income and other, net	1,652	1,818
Income before income taxes from continuing operations	17,389	39,155
Income tax expense (benefit)	(3,558)	435
Net income from continuing operations	20,947	38,720

Discontinued operations:
Loss from discontinued operations before income taxes	—	(547)
Income tax expense	—	15
Net loss from discontinued operations	—	(562)

Net income	$20,947	$38,158

Basic net income per share - continuing operations	$0.16	$0.26
Basic net income per share - discontinued operations	—	—
Basic net income per share	$0.16	$0.26

Diluted net income per share - continuing operations	$0.15	$0.25
Diluted net loss per share - discontinued operations	—	—
Diluted net income per share	$0.15	$0.25

Weighted average shares:
Basic	133,934	148,396
Diluted	138,109	153,758

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
(Unaudited, in thousands)	July 3, 2016	June 28, 2015

Net income	$20,947	$38,158
Other comprehensive loss, net of taxes:
Currency translation adjustments, net of tax	(1,033)	810
Change in net unrealized loss on investments, net of tax	456	(910)
Change in unrealized loss on post-employment and post-retirement benefit plans, net of tax	—	(146)
Total other comprehensive loss	(577)	(246)
Comprehensive income	$20,370	$37,912

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
(Unaudited, in thousands)	July 3, 2016	June 28, 2015
Cash flows from operating activities:
Net income	$20,947	$38,158
Adjustments:
Depreciation	5,156	4,464
Amortization of intangible assets	6,096	831
Amortization of debt issuance cost and debt discount	3,268	—
Assets impairment	870	—
Gain on sale of property, plant and equipment	—	(325)
Stock-based compensation expense, net of amounts capitalized in inventory	10,515	7,835
Deferred income tax	(4,046)	126
Changes in assets and liabilities (a):
Accounts receivable, net	(7,901)	(6,777)
Inventories	8,006	2,660
Prepayments and other assets	(118)	633
Accounts payable	(4,803)	(6,024)
Accrued compensation and related expenses	(22,936)	(19,840)
Deferred income on shipments to distributors	5,279	(5,314)
Income taxes payable and receivable	235	(37)
Other accrued liabilities and long-term liabilities	9,684	(3,302)
Net cash provided by operating activities	30,252	13,088
Cash flows from investing activities:
Purchases of property, plant and equipment, net	(7,025)	(3,608)
Purchases of intangible assets	(150)	—
Purchases of short-term investments	(93,127)	(94,460)
Proceeds from sales of short-term investments	35,063	62,197
Proceeds from maturities of short-term investments	9,985	29,527
Net cash used in investing activities	(55,254)	(6,344)
Cash flows from financing activities:
Proceeds from issuance of common stock	5,361	7,229
Repurchase of common stock	(30,563)	(30,587)
Payment of capital lease obligations	(483)	—
Net cash used in financing activities	(25,685)	(23,358)
Effect of exchange rates on cash and cash equivalents	(559)	810
Net decrease in cash and cash equivalents	(51,246)	(15,804)
Cash held for sale (a)	(1,000)	—
Cash and cash equivalents at beginning of period	203,231	116,945
Cash and cash equivalents at end of period	$150,985	$101,141
(a) The impact of assets and liabilities reclassified as held for sale during the period was not considered in the changes in operating assets and liabilities, net of acquisitions within cash flows from operating activities. See Note 5 "Other Divestitures" for more details on the assets and liabilities reclassified as held for sale.

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
Basis of Presentation.  The Company's fiscal year is the 52 or 53 week period ending on the Sunday closest to March 31. In a 52 week year, each fiscal quarter consists of 13 weeks. In a 53 week year, the additional week is usually added to the third quarter, making such quarter consist of 14 weeks. The first quarter of fiscal 2017 and fiscal 2016 were 13 week periods.
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
Significant Accounting Policies. For a description of significant accounting policies, see Note 1, Summary of Significant Accounting Policies to the consolidated financial statements included in the Company's annual report on Form 10-K for the fiscal year ended April 3, 2016. There have been no material changes to the Company's significant accounting policies since the filing of the annual report on Form 10-K.
In the opinion of management, these condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for the fair statement of the condensed consolidated financial statements for the interim period.
Recent Accounting Pronouncements
Accounting Pronouncements Recently Adopted
In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, amending the existing accounting standards for stock-based compensation. The amendments impact several aspects of accounting for stock-based payment transactions, including the income tax consequences, forfeitures, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The standard is effective for reporting periods in fiscal years beginning after December 15, 2016, including interim periods within those years, with early adoption permitted. The Company early adopted the standard prospectively in first quarter of fiscal 2017. Starting this quarter, stock-based compensation excess tax benefits or deficiencies are reflected in the Condensed Consolidated Statements of Operations as a component of the provision for income taxes, whereas they previously were recognized in equity. As there will no longer be excess tax benefits recognized in equity, when applying the treasury stock method in computing diluted earnings per share, the assumed proceeds will not include any windfall tax benefits. Additionally, the Company’s Consolidated Statements of Cash Flows now present excess tax benefits as an operating activity prospectively. The Company recorded a cumulative-effect adjustment to the opening retained earnings on April 4, 2016 of $25.8 million to recognize deferred tax assets associated with excess tax benefits not previously recognized. The Company has elected to continue to estimate forfeitures that are expected to occur when estimating the amount of compensation expense to record in each period.
In September 2015, the FASB issued ASU No. 2015-16, Simplifying Accounting for Measurement Period Adjustments, which provides that an acquirer should recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Under this guidance, the acquirer is required to record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. It is also required to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. Early adoption is permitted. The guidance is applied prospectively and is effective for the Company in the first quarter of fiscal 2017. There was no impact to the period of adoption.
In April 2015, the FASB issued ASU 2015-05 - Customer's Accounting for Fees Paid in a Cloud Computing Arrangement, which provides additional guidance to customers about whether a cloud computing arrangement includes a software license. Under ASU 2015-05, if a cloud computing arrangement contains a software license, customers should account for the license element of the arrangement in a manner consistent with the acquisition of other software licenses. If the arrangement does not contain a software license, customers should account for the arrangement as a service contract. ASU 2015-05 also removes the requirement to analogize to ASC 840-10 - Leases, to determine the asset acquired in a software licensing arrangement. The Company adopted the new guidance prospectively in the first quarter of fiscal 2017. There was no material impact to the period of adoption.
Accounting Pronouncements Not Yet Effective for Fiscal 2017
In June 2016, the FASB issued new guidance that changes the accounting for recognizing impairments of financial assets. Under the new guidance, credit losses for certain types of financial instruments will be estimated based on expected losses. The new guidance also modifies the impairment models for available-for-sale debt securities and for purchased financial assets with credit deterioration sine their origination. The new guidance will be effective for the Company starting in the first quarter of fiscal 2021. Early adoption is permitted starting in the first quarter of fiscal 2020. The Company is in the process of determining the effects the adoption will have on its consolidated financial statements as well as whether or adopt the new guidance early.

In February 2016, the FASB issued an ASU 2016-02, Leases (Topic 842). The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. All leases create an asset and a liability for the lessee in accordance with FASB Concepts Statement No. 6, Elements of Financial Statements, and, therefore, recognition of those lease assets and lease liabilities represents an improvement over previous GAAP, which did not require lease assets and lease liabilities to be recognized for most leases.  This ASU is effective for annual and interim periods beginning after December 15, 2018.  Early adoption is permitted. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous GAAP.  The Company is currently evaluating the impact the pronouncement will have on the Company’s condensed consolidated financial statements and related disclosures.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The guidance simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value. The guidance eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, and require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. The guidance also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. Separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements is required under this guidance. The guidance further clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The guidance is applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption and is effective for the Company in its first quarter of fiscal 2018. Early adoption is permitted only if certain criteria is met. The Company is currently evaluating the impact of this new guidance on its condensed consolidated financial statements and related disclosures.
In July 2015, the FASB issued AUS No. 2015-11, Simplifying the Measurement of Inventory, which provides the guidance applying to inventory measured using any other method other than last-in, last-out method. Under this guidance, inventory is measured at the lower of cost and net realizable value. The net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The guidance is applied prospectively and is effective for the Company in its first quarter of fiscal 2018. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s condensed consolidated financial statements and related disclosures.
On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard permits the use of either the retrospective or cumulative effect transition method. On July 9, 2015, the FASB decided to delay the effective date by one year to December 15, 2017 for annual periods beginning after that date. The FASB also decided to allow early adoption of the standard, but not before the original effective date of December 15, 2016. In March, April and May 2016, the FASB issued additional updates to the new revenue standard relating to reporting revenue on a gross versus net basis, identifying performance obligations and licensing arrangements, and narrow-scope improvements and practical expedients, respectively. The Company is currently evaluating the effect that ASU 2014-09 will have on its condensed consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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
The following table sets forth the computation of basic and diluted net income per share from continuing operations:

	Three Months Ended
(in thousands, except per share amounts)	July 3, 2016	June 28, 2015
Numerator (basic and diluted):
Net income from continuing operations	$20,947	$38,720

Denominator:
Weighted average common shares outstanding, basic	133,934	148,396
Dilutive effect of employee stock options, restricted stock units and performance stock units	4,175	5,362
Weighted average common shares outstanding, diluted	138,109	153,758

Basic net income per share from continuing operations	$0.16	$0.26
Diluted net income per share from continuing operations	$0.15	$0.25

Potential dilutive common shares of 0.4 million and 0.3 million pertaining to employee stock options and restricted stock units were excluded from the calculation of diluted earnings per share for the three months ended July 3, 2016 and June 28, 2015, respectively, because the effect would have been anti-dilutive.

The denominator for diluted net income per share for the three months ended July 3, 2016 does not include any effect from the 0.875% Convertible Senior Notes due 2022, or the Convertible Notes. In accordance with ASC 260, Earnings per Share, the Convertible Notes will not impact the denominator for diluted net income per share unless the average price of our common stock, as calculated under the terms of the Notes, exceeds the conversion price of $33.45 per share. Likewise, the denominator for diluted net income per share will not include any effect from the warrants unless the average price of our common stock, as calculated under the terms of the warrants, exceeds $48.66 per share.

The denominator for diluted net income per share for three months ended July 3, 2016 also does not include any effect from the convertible note hedge transaction, or the Note Hedges. In future periods, the denominator for diluted net income per share will exclude any effect of the Note Hedges, as their effect would be anti-dilutive. In the event an actual conversion of any or all of the Convertible Notes occurs, the shares that will be delivered to us under the Note Hedges are designed to neutralize the dilutive effect of the shares that the Company will issue under the Convertible Notes. Refer to Note 18 for further discussion regarding the Convertible Notes.

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

Pro Forma Financial Information (unaudited):
The following unaudited pro forma financial information present combined results of operations for each of the periods presented, as if ZMDI had been acquired as of the beginning of fiscal year 2016. The pro forma financial information include the business combination effect of the amortization charges from acquired intangible assets, the amortization of fair market value inventory write-up and acquisition-related costs. The pro forma data is for informational purposes only and is not necessarily indicative of the consolidated results of operations of the combined business had the acquisition actually occurred at the beginning of fiscal year 2016 or of the results of future operations of the combined business. Consequently, actual results will differ from the unaudited pro forma information presented below:

	Three Months Ended
(Unaudited in thousands, except per share data)	July 3, 2016	June 28, 2015
Revenues	$192,128	$179,791
Net income	$23,911	$24,330
Basic net income per share - continuing operations	$0.18	$0.16
Diluted net income per share - continuing operations	$0.17	$0.16

Note 4. Discontinued Operations
High-Speed Converter (“HSC”) Business
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
As of July 3, 2016, the Company had a receivable of $1.5 million representing uncollected proceeds from the sale that was included under Other Assets on the Condensed Consolidated Balance Sheet. Given the term of the sale, the Company deferred the gain from this divestiture and will recognize it into discontinued operations when collectibility becomes certain. The following table summarizes the components of the deferred gain which was included under Other Long-term Liabilities on the Condensed Consolidated Balance Sheet as of July 3, 2016:

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
As a result of the sale of HSC business in April 2015, there are no results presented for the three months ended July 3, 2016. The results of the HSC business for the three months ended June 28, 2015 were as follows (in thousands):

Three Months Ended
June 28, 2015
Revenues	$176
Cost of revenues	(477)
Operating expense	(246)
Income tax provision	(15)
Net loss from discontinued operations	$(562)

Note 5. Other Divestitures (not accounted for as discontinued operations)
Assets and Liabilities Held for Sale
During the quarter ended July 3, 2016, the Company reclassified certain assets and liabilities (the disposal group) as held for sale. The Company expects to sell the disposal group within one year. As a result, the long-lived assets (comprised of goodwill, intangible assets and fixed assets) included in the disposal group were fully impaired and the Company recorded total impairment charge of $0.8 million during the quarter ended July 3, 2016.
The following table presents information related to the major classes of assets and liabilities that were reclassified as held for sale on the Condensed Consolidated Balance Sheet as of July 3, 2016:

As of July 3, 2016
Cash and cash equivalents	$1,000
Accounts receivable	1,666
Inventory	444
Deferred non-current tax assets	560
Other assets	485
Total assets held for sale	$4,155
Accounts payable	$1,650
Other accrued liabilities	1,082
Total liabilities held for sale	$2,732

Note 6. Fair Value Measurement
The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of July 3, 2016:

	Fair Value at Reporting Date Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash Equivalents and Short-Term Investments:
US government treasuries and agencies securities	$50,396	$—	$—	$50,396
Money market funds	38,408	—	—	38,408
Asset-backed securities	—	10,337	—	10,337
Corporate bonds		120,287	—	120,287
International government bonds	—	2,229	—	2,229
Corporate commercial paper	—	5,972	—	5,972
Bank deposits	—	10,040	—	10,040
Repurchase agreement	—	367	—	367
Municipal bonds	—	900	—	900
Total assets measured at fair value	$88,804	$150,132	$—	$238,936

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of April 3, 2016:

	Fair Value at Reporting Date Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash Equivalents and Short-Term Investments:
US government treasuries and agencies securities	$32,519	$—	$—	$32,519
Money market funds	124,504	—	—	124,504
Asset-backed securities	—	10,515	—	10,515
Corporate bonds	—	91,388	—	91,388
International government bonds	—	2,208	—	2,208
Corporate commercial paper	—	1,992	—	1,992
Bank deposits	—	11,711	—	11,711
Repurchase agreements	—	114	—	114
Municipal bonds	—	900	—	900
Total assets measured at fair value	$157,023	$118,828	$—	$275,851

The deferred compensation plan assets of $15.0 million and $14.6 million as of July 3, 2016 and April 3, 2016, are carried on the Condensed Consolidated Balance Sheets at their fair value which were determined on the basis of market prices observable for similar instruments and are considered Level 2 in the fair value hierarchy. See Note 17 for additional information on the Employee Benefit Plans.
The convertible notes are carried on the Condensed Consolidated Balance Sheets at their original issuance value including accreted interest, net of unamortized debt discount and issuance cost. The Convertible Notes are not marked to fair value at the end of each reporting period. The fair value of Convertible Notes was $364.2 million and $351.5 million as of July 3, 2016 and April 3, 2016, which was determined on the basis of market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy. See Note 18 for additional information on the Convertible Notes.
U.S. government treasuries and U.S. government agency securities as of July 3, 2016 and April 3, 2016 do not include any U.S. government guaranteed bank issued paper.
The securities in Level 1 are highly liquid and actively traded in exchange markets or over-the-counter markets. Level 2 fixed income securities are priced using quoted market prices for similar instruments, non-binding market prices that are corroborated by observable market data.
All of the Company’s available-for-sale investments are subject to a periodic impairment review. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. The Company did not record any impairment charges related to its available-for-sale investments in the three months ended July 3, 2016 and June 28, 2015.

Note 7. Investments
Available-for-Sale Securities
Available-for-sale investments at July 3, 2016 were as follows:

(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government treasuries and agencies securities	$50,091	$305	$—	$50,396
Money market funds	38,408	—	—	38,408
Asset-backed securities	10,319	20	(2)	10,337
Corporate bonds	119,967	456	(136)	120,287
International government bonds	2,194	35	—	2,229
Corporate commercial paper	5,972	—	—	5,972
Bank deposits	10,040	—	—	10,040
Repurchase agreements	367	—	—	367
Municipal bonds	900	—	—	900
Total available-for-sale investments	238,258	816	(138)	238,936
Less amounts classified as cash equivalents	(39,275)	—	—	(39,275)
Short-term investments	$198,983	$816	$(138)	$199,661

Available-for-sale investments at April 3, 2016 were as follows:

(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government treasuries and agencies securities	$32,374	$146	$(1)	$32,519
Money market funds	124,504	—	—	124,504
Asset-backed securities	10,518	4	(7)	10,515
Corporate bonds	91,321	246	(179)	91,388
International government bonds	2,195	13	—	2,208
Corporate commercial paper	1,992	—	—	1,992
Bank deposits	11,711	—	—	11,711
Repurchase agreements	114	—	—	114
Municipal bonds	900	—	—	900
Total available-for-sale investments	275,629	409	(187)	275,851
Less amounts classified as cash equivalents	(124,618)	—	—	(124,618)
Short-term investments	$151,011	$409	$(187)	$151,233

The cost and estimated fair value of available-for-sale securities at July 3, 2016, by contractual maturity, were as follows:

(in thousands)	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$69,206	$69,216
Due in 1-2 years	84,481	84,659
Due in 2-5 years	84,571	85,061
Total investments in available-for-sale securities	$238,258	$238,936

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses as of July 3, 2016, aggregated by investment category and length of time that individual securities have been in a continuous loss position.

	Less Than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$37,650	$(136)	$—	$—	$37,650	$(136)
Asset-backed securities	3,874	(2)	—	—	3,874	(2)
Total	$41,524	$(138)	$—	$—	$41,524	$(138)

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses, as of April 3, 2016, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	Less Than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$33,407	$(179)	$—	$—	$33,407	$(179)
Asset-backed securities	4,979	(7)	—	—	4,979	(7)
U.S. government treasuries and agencies securities	6,097	(1)	—	—	6,097	(1)
Total	$44,483	$(187)	$—	$—	$44,483	$(187)

Currently, a significant portion of the Company’s available-for-sale investments that it holds are high grade instruments.  As of July 3, 2016, the unrealized losses on the Company’s available-for-sale investments represented an insignificant amount in relation to its total available-for-sale portfolio. Substantially all of the Company’s unrealized losses on its available-for-sale marketable debt instruments can be attributed to fair value fluctuations in an unstable credit environment that resulted in a decrease in the market liquidity for debt instruments.  Because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, the Company did not consider these investments to be other-than-temporarily impaired at July 3, 2016 and April 3, 2016.
Non-marketable Equity Securities
As of July 3, 2016 and April 3, 2016, the Company holds capital stock of privately-held companies with total amount of $10.0 million. These investments in stocks (included under Other Assets on the Condensed Consolidated Balance Sheets) are accounted for as cost-method investments, as the Company owns less than 20% of the voting securities and does not have the ability to exercise significant influence over operating and financial policies of each entity. The Company did not record any impairment charge for these investments during the three months ended July 3, 2016 and June 28, 2015.

Note 8. Accounts Receivable
The Company assumed an agreement with a financial institution to sell certain of its trade receivables from customers with limited, non-credit-related recourse provisions as part of an acquisition during the quarter ended January 3, 2016. Total receivables sold under the factoring facility during the quarter ended July 3, 2016 was $18.5 million. Total collections from sale of receivables and from deferred purchase payment during the quarter ended July 3, 2016 were $18.5 million and $1.9 million, respectively. Under the terms of the factoring agreement, the total available amount of the factoring facility as of July 3, 2016 and April 3, 2016 was $1.8 million and $1.9 million, respectively. The sales of accounts receivable in accordance with the factoring agreement are reflected as a reduction of Accounts Receivable, net in the Condensed Consolidated Balance Sheets as they meet the applicable criteria of ASC 860, Transfers and Servicing. Collections of deferred purchase payment are included in the change in accounts receivable under the operating activities section of the Condensed Consolidated Statements of Cash Flows. The amount due from the factoring institution was $0.7 million and $0.8 million as of July 3, 2016 and April 3, 2016, respectively, and is shown in Prepayments and Other Current Assets in the Condensed Consolidated Balance Sheets. The Company pays factoring fees associated with the sale of receivables based on the value of the receivables sold. Such fees are not material for the quarter ended July 3, 2016.

Note 9. Stock-Based Employee Compensation
Equity Incentive Programs
The Company currently issues awards under two equity-based plans in order to provide additional incentive and retention to directors and employees who are considered to be essential to the long-range success of the Company. These plans are further described below.
2004 Equity Plan (2004 Plan)
Options granted by the Company under the 2004 Plan generally expire seven years from the date of grant and generally vest over a four-year period from the date of grant, with one-quarter of the shares of common stock vesting on the 1 year anniversary of the grant date and the remaining shares vesting monthly for the 36 months thereafter. The exercise price of the options granted by the Company under the 2004 Plan shall not be less than 100% of the fair market value for a common share subject to such option on the date the option is granted. Full value awards made under the 2004 Plan shall become vested over a period of not less than 3 years (or, if vesting is performance-based, over a period of not less than one year) following the date such award is made; provided, however, that full value awards that result in the issuance of an aggregate of up to 5% of common stock available under the 2004 Plan may be granted to any one or more participants without respect to such minimum vesting provisions. As of July 3, 2016, there were 5.1 million shares available for future grant under the 2004 Plan.
Compensation Expense
The following table summarizes stock-based compensation expense by line items appearing in the Company’s Condensed Consolidated Statements of Operations:

	Three Months Ended
(in thousands)	July 3, 2016	June 28, 2015
Cost of revenue	$779	$683
Research and development	4,308	3,632
Selling, general and administrative	5,428	3,552
Discontinued operations	—	(32)
Total stock-based compensation expense	$10,515	$7,835
The amount of stock-based compensation expense that was capitalized during the periods presented above was not material.
Stock Options
The following is a summary of the Company's stock option activity and related weighted average exercise prices for each category:

	Three Months Ended July 3, 2016
(shares in thousands)	Shares	Price
Beginning stock options outstanding	2,594	$10.47
Exercised (1)	(308)	6.10
Canceled	(86)	14.45
Ending stock options outstanding	2,200	$10.92
Ending stock options exercisable	1,590	$9.05

(1)	Upon exercise, the Company issues new shares of common stock.
As of July 3, 2016, the unrecognized compensation cost related to nonvested stock options, net of estimated forfeitures, was $1.1 million and will be recognized over a weighted-average period of 1.08 years.
As of July 3, 2016, stock options vested and expected to vest totaled approximately 2.1 million with a weighted-average exercise price of $10.67 and a weighted-average remaining contractual life of 3.36 years. The aggregate intrinsic value was approximately $20.3 million.
As of July 3, 2016, fully vested stock options totaled approximately 1.6 million with a weighted-average exercise price of $9.05 and a weighted-average remaining contractual life of 2.78 years. The aggregate intrinsic value was approximately $17.5 million.

Restricted Stock Units
Restricted stock units granted by the Company under the 2004 Plan generally vest over at least a three year period from the grant date with one-third of restricted stock units vesting on each one-year anniversary. As of July 3, 2016, 4.1 million restricted stock unit awards were outstanding under the 2004 Plan.
The following table summarizes the Company's restricted stock unit activity and related weighted-average exercise prices for each category for the three months ended July 3, 2016:

	Three Months Ended July 3, 2016
(shares in thousands)	Shares	Weighted-average grant date fair value per share
Beginning RSUs outstanding	3,693	$16.09
Granted	1,571	20.28
Released	(1,014)	13.24
Forfeited	(114)	16.44
Ending RSUs outstanding	4,136	$18.37
As of July 3, 2016, restricted stock units expected to vest totaled approximately 3.4 million with a weighted-average remaining contract life of 1.75 years. The aggregate intrinsic value was approximately $67.7 million.
As of July 3, 2016, the unrecognized compensation cost related to restricted stock units granted under the Company’s equity incentive plan was approximately $39.8 million, net of estimated forfeitures, and is expected to be recognized over a weighted-average period of 1.88 years.
Performance-Based Stock Units
In fiscal 2013, the Compensation Committee of the Board of Directors of IDT approved the Company's Key Talent Incentive Plan (Incentive Plan). The Incentive Plan provides for the grant of performance-based stock units under the 2004 Plan which vest and convert into one share of the Company's common stock based on the level of achievement of pre-established performance goals during a specified performance period. The initial performance period under the Incentive Plan is the Company's fourth quarter of fiscal 2013 through the fourth quarter of fiscal 2016 for which performance goals relate to cumulative revenue targets for a specific product group. Any shares of Company common stock earned by performance stock unit holders will vest and be issued quarterly based on the achievement of the performance goals. Management evaluates, on a quarterly basis, the likelihood of the Company meeting its performance metrics in determining stock-based compensation expense for the Incentive Plan. The performance-based stock units that were granted under the Incentive Plan have vested in the first quarter of fiscal 2017 based on actual achievement of the performance goals.
The following table summarizes the Company's performance stock unit activity and related weighted-average exercise prices for each category for the three months ended July 3, 2016:

	Three Months Ended July 3, 2016
(shares in thousands)	Shares	Weighted-average grant date fair value per share
Beginning PSUs outstanding	204	$9.04
Granted	—	—
Released	(78)	7.85
Forfeited	(126)	7.74
Ending PSUs outstanding	—	$—
As of July 3, 2016, the performance stock units under the Incentive Plan had fully vested and the expense associated with that had been fully amortized.
Market-Based Stock Units
In June 2016, under the 2004 Plan, the Company granted approximately 0.3 million shares of restricted stock units with a market-based condition to a group of executive-level employees. These equity awards vest and convert into shares of the Company’s common stock based on the achievement of the Company’s relative total shareholder return over the performance period of 2 years. The earned market-based stock units will vest in two equal installments, with the first installment of vesting to occur on June 15, 2018, and the second to occur on June 15, 2019.
In June 2015, under the 2004 Plan, the Company granted approximately 0.2 million shares of restricted stock units with a market-based condition to a group of executive-level employees. These equity awards vest and convert into shares of the Company’s common stock based on the achievement of the Company’s relative total shareholder return over the performance period of 2 years. The earned market-based stock units will vest in two equal installments, with the first installment of vesting to occur on June 15, 2017, and the second to occur on June 15, 2018.
In June 2014, under the 2004 Plan, the Company granted approximately 0.5 million shares of restricted stock units with a market-based condition to a group of executive-level employees. These equity awards vest and convert into shares of the Company’s common stock based on the achievement of the Company’s relative total shareholder return over the performance period of 2 years. The earned market-based stock units will vest in two equal installments, with the first installment of vesting occurred on June 15, 2016, and the second to occur on June 15, 2017.
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
The following weighted average assumptions were used to calculate the fair value of the market-based equity award using a Monte Carlo simulation model:

	June 15, 2016	June 15, 2015	June 15, 2014
Estimated fair value	$28.01	$33.08	$21.00
Expected volatility	46.90%	41.22%	34.60%
Expected term (in years)	1.80	1.80	1.80
Risk-free interest rate	0.70%	0.65%	0.38%
Dividend yield	—%	—%	—%
As of July 3, 2016, the total market-based stock units outstanding were approximately 0.7 million.
As of July 3, 2016, market-based stock units vested and expected to vest totaled approximately 0.6 million with a weighted-average remaining contract life of 1.6 years. The aggregate intrinsic value was approximately $12.4 million.
As of July 3, 2016, the unrecognized compensation cost related to market-based stock units granted under the Company’s equity incentive plans was approximately $11.1 million, net of estimated forfeitures, and is expected to be recognized over a weighted-average period of 1.7 years.
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
Activity under the Company's ESPP for the three months ended July 3, 2016 is summarized in the following table:

(in thousands, except per share amounts)
Number of shares issued	208
Average issuance price	$16.96
Number of shares available at July 3, 2016	3,564

Note 10. Stockholders' Equity
Stock Repurchase Program. In April 2015, the Company's Board of Directors approved a new share repurchase program authorization for $300 million. In October 2015, the Company's Board of Directors approved an increase in the share repurchase authorization by another $300 million. In the three months ended July 3, 2016 and June 28, 2015, the Company repurchased 1.5 million shares for $30.6 million and 1.4 million shares for $30.6 million, respectively. As of July 3, 2016, approximately $155.1 million was available for future purchase under the new share repurchase program. Shares repurchased were recorded as treasury stock and resulted in a reduction of stockholder's equity.

Note 11. Balance Sheet Detail

(in thousands)	July 3, 2016	April 3, 2016
Inventories, net
Raw materials	$3,268	$3,251
Work-in-process	24,798	29,408
Finished goods	17,041	21,584
Total inventories, net	$45,107	$54,243

Property, plant and equipment, net
Land	$11,539	$11,535
Machinery and equipment	252,869	250,628
Building and leasehold improvements	49,635	49,015
Total property, plant and equipment, gross	314,043	311,178
Less: accumulated depreciation (1)	(239,198)	(237,301)
Total property, plant and equipment, net	$74,845	$73,877

Other accrued liabilities
Accrued restructuring costs (2)	$12,912	$2,641
Other (3)	10,254	12,333
Total other accrued liabilities	$23,166	$14,974

Other long-term obligations
Deferred compensation related liabilities	$14,791	$13,052
Other (4)	7,017	8,212
Total other long-term liabilities	$21,808	$21,264

(1) Depreciation expense was $5.2 million and $4.5 million for the three months ended July 3, 2016 and June 28, 2015, respectively.
(2) Includes accrued severance costs related to integration and other restructuring actions. Refer to Note 15.
(3) Other current liabilities consist primarily of accrued royalties and outside commissions, current portion of supplier obligations, current portion of capital lease payable, and other accrued unbilled expenses.
(4) Other long-term obligations consist primarily of non-current portion of capital lease payable, non-current deferred gain and other long-term accrued liabilities.

Note 12. Deferred Income on Shipments to Distributors
Included in the caption “Deferred income on shipments to distributors” on the Condensed Consolidated Balance Sheets are amounts related to shipments to certain distributors for which revenue is not recognized until the Company's product has been sold by the distributor to an end customer. The components of deferred income on shipments to distributors as of July 3, 2016 and April 3, 2016 are as follows:

(in thousands)	July 3, 2016	April 3, 2016
Gross deferred revenue	$16,652	$9,460
Gross deferred costs	(4,367)	(2,454)
Deferred income on shipments to distributors	$12,285	$7,006

The gross deferred revenue represents the gross value of shipments to distributors at the list price billed to the distributor less any price protection credits provided to them in connection with reductions in list price while the products remain in their inventory.  The amount ultimately recognized as revenue will be lower than this amount as a result of ship from stock pricing credits which are issued in connection with the sell through of the Company's products to end customers. Based on the last four quarters, this amount has ranged from an average of approximately 23% to 34% of the list price billed to the customer.  The gross deferred costs represent the standard costs (which approximate actual costs) of products the Company sells to the distributors.  Although the Company monitors the levels and quality of inventory in the distribution channel, the Company's experience is that products returned from these distributors may be sold to a different distributor or in a different region of the world.  As such, inventory write-downs for products in the distribution channel have not been significant.

Note 13. Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component, net of tax, for the three months ended July 3, 2016 consisted of the following:

(in thousands)	Cumulative translation adjustments	Unrealized gain on available-for-sale investments	Pension adjustments	Total
Balance, April 3, 2016	$(4,001)	$222	$65	$(3,714)
Other comprehensive income (loss) before reclassifications	(1,033)	353	—	(680)
Amounts reclassified out of accumulated other comprehensive income	—	103	—	103
Net current-period other comprehensive income (loss)	(1,033)	456	—	(577)
Balance as of July 3, 2016	$(5,034)	$678	$65	$(4,291)

Comprehensive income components consisted of:

(in thousands)	Three Months Ended July 3, 2016	Location
Unrealized holding gains on available-for-sale investments	$103	interest and other, net

Note 14. Goodwill and Intangible Assets, Net
Goodwill balances by reportable segment as of July 3, 2016 and April 3, 2016 are as follows:

	Reportable Segments
(in thousands)	Communications	Computing, Consumer and Industrial	Total
Balance as of April 3, 2016	$122,848	$182,885	$305,733
Impairment	(161)	—	(161)
Balance as of July 3, 2016	$122,687	$182,885	$305,572

Goodwill balances as of July 3, 2016 and April 3, 2016 are net of $920.5 million and $920.3 million, respectively, in accumulated impairment losses.
Intangible asset balances as of July 3, 2016 and April 3, 2016 are summarized as follows:

	July 3, 2016
(in thousands)	Gross Assets	Impairment	Accumulated Amortization	Net Assets
Purchased intangible assets:
Developed technology	$279,514	(315)	$(208,617)	$70,582
Trademarks	5,211	—	(4,883)	328
Customer relationships	172,787	(21)	(132,351)	40,415
Intellectual property licenses	11,550	—	(2,327)	9,223
Order backlog	5,800	—	(4,869)	931
Total purchased intangible assets	$474,862	(336)	$(353,047)	$121,479

	April 3, 2016
(in thousands)	Gross Assets	Accumulated Amortization	Net Assets
Purchased intangible assets:
Developed technology	$279,514	$(205,307)	$74,207
Trademarks	5,211	(4,576)	635
Customer relationships	172,787	(130,745)	42,042
Intellectual property licenses	11,400	(1,819)	9,581
Order backlog	5,800	(4,504)	1,296
Total purchased intangible assets	$474,712	$(346,951)	$127,761

Amortization expense for the three months ended July 3, 2016 and June 28, 2015 was $6.1 million and $0.8 million, respectively. During the quarter ended July 3, 2016, the Company recorded impairment of $0.2 million and $0.3 million in the carrying value of goodwill and intangible assets, respectively, as a result of reclassifying a disposal group as held for sale. Refer to Note 5.
The intangible assets are being amortized over estimated useful lives of 1 to 7.5 years.

Based on the intangible assets recorded at July 3, 2016, and assuming no subsequent additions to or impairment of the underlying assets, the remaining estimated amortization expense is expected to be as follows (in thousands):

Fiscal Year	Amount
2017 (Remaining 9 months)	$16,729
2018	19,327
2019	18,914
2020	18,566
2021 and thereafter	47,943
Total purchased intangible assets	$121,479

Note 15. Restructuring
The following table shows the provision of the restructuring charges and the liability remaining as of July 3, 2016:

(in thousands)	Continuing Operations	Discontinued Operations (HSC)	Total
Balance as of April 3, 2016	$1,282	$1,534	$2,816
Provision	11,880	—	11,880
Payments and other adjustments	(1,676)	(108)	(1,784)
Balance as of July 3, 2016	$11,486	$1,426	$12,912
As part of an effort to streamline operations with changing market conditions and to create a more efficient organization, the Company has undertaken restructuring actions to reduce its workforce and consolidate facilities.  The Company’s restructuring expenses consist primarily of severance and termination benefit costs related to the reduction of its workforce.
Integration-related Restructuring Plan
In the first quarter of fiscal 2017, the Company prepared a workforce-reduction plan with respect to employees of its Automotive and Industrial business (formerly ZMDI) in Germany. The plan which required consultation with the German Works Council was approved by the German Works Council as of July 3, 2016. Also, the details of the plan were communicated to the affected employees as of July 3, 2016. The plan identified the number of employees to be terminated, their job classification or function, their location and the date that the plan is expected to be completed. The plan also established the terms of the benefit arrangement in sufficient details to enable the employees to determine the type and amount of benefits that they would receive if terminated. In addition, the actions required to complete the plan indicated that it was unlikely that substantial changes to the plan would be made after communication of the employees. Accordingly, the Company accrued restructuring charges in accordance with ASC 420, Exit and Disposal Cost Obligations. The restructuring charges recorded in the Condensed Consolidated Statements of Operations, in connection with the workforce-reduction plan, were approximately $5.3 million for the quarter ended July 3, 2016, for a total 49 employees. The Company paid zero termination benefits as of July 3, 2016 and expects to complete the restructuring action by the third quarter of fiscal 2017.
During fiscal 2016, the Company began the implementation of planned cost reduction and restructuring activities in connection with the acquisition of ZMDI. The Company recorded charges of approximately $6.9 million of employee termination cost for two former executives of ZMDI and 36 employees for the fiscal year ended April 3, 2016. During first quarter of fiscal 2017, the Company paid $0.4 million related to these actions. The Company expects to complete these actions by the second quarter of fiscal 2017.

Radio Frequency Business
In the first quarter of fiscal 2017, the Company prepared a workforce-reduction plan with respect to employees of its Radio Frequency business in France. The plan sets forth the general parameters, terms and benefits for employee dismissals. The plan which required consultation with the French Works Council, was submitted to the French Works Council but had not been approved as of July 3, 2016. The Company determined that an ongoing benefit arrangement existed due to historical practice and similarity of the benefits to be provided under the current plan with termination benefits provided under the prior plan. Accordingly, the Company recorded employee severance costs associated with these activities in accordance with ASC 712, Compensation - Nonretirement Post Employment Benefits. During the quarter ended July 3, 2016, the Company recorded in the Condensed Consolidated Statement of Operations, approximately $5.2 million related to minimum statutory termination benefits, for a total of 13 employees.
Other
During the three months ended July 3, 2016, the Company recorded charges of $1.2 million and reduced headcount by 9 employees. As of July 3, 2016, the total accrued balance for employee severance costs related to these actions was $1.0 million. The Company expects to complete these actions by the second quarter of fiscal 2017.
HSC Business
In fiscal 2015, the Company prepared a workforce-reduction plan with respect to employees of its HSC business in France and the Netherlands. The Company has substantially completed payments of these termination benefits and will compete the action by December 2017.
Note 16. Commitments and Contingencies
Warranty
The Company maintains an accrual for obligations it incurs under its standard product warranty program and customer, part, or process specific matters. The Company’s standard warranty period is one year, however in certain instances the warranty period may be extended to as long as two years. Management estimates the fair value of the Company’s warranty liability based on actual past warranty claims experience, its policies regarding customer warranty returns and other estimates about the timing and disposition of product returned under the standard program. Customer, part, or process specific accruals are estimated using a specific identification method. Historical profit and loss impact related to warranty returns activity has been minimal. The total warranty accrual was $0.3 million as of July 3, 2016 and April 3, 2016.
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
As of July 3, 2016, the Company is also a party to various other legal proceedings and claims arising in the normal course of business. With regard to these or future litigation matters that may arise, potential liability and probable losses or ranges of possible losses due to an unfavorable litigation outcome cannot be reasonably estimated at this time. Generally, litigation is subject to inherent uncertainties, and no assurance can be given that the Company will prevail in the Maxim lawsuit or any other particular lawsuit or claim. Pending lawsuits, claims as well as potential future litigation, could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's financial condition, results of operations or cash flows.
Note 17. Employee Benefit Plans
401(k) Plan
The Company sponsors a 401(k) retirement matching plan for qualified domestic employees.  The Company recorded expenses of approximately $1.1 million and $1.0 million in matching contributions under the plan during the three months ended July 3, 2016 and June 28, 2015, respectively.
Deferred Compensation Plans
Effective November 1, 2000, the Company established an unfunded deferred compensation plan to provide benefits to executive officers and other key employees. Under the plan, participants can defer any portion of their salary and bonus compensation into the plan and may choose from a portfolio of funds from which earnings are measured. Participant balances are always 100% vested. As of July 3, 2016 and April 3, 2016, obligations under the plan totaled approximately $14.8 million and $13.1 million. Additionally, the Company has set aside assets in a separate trust that is invested in corporate owned life insurance intended to substantially fund the liability under the plan. As of July 3, 2016 and April 3, 2016, the deferred compensation plan assets were approximately $15.0 million and $14.6 million respectively.
During the first quarter of fiscal 2013, the Company assumed a deferred compensation plan associated with the acquisition of Fox. Under this plan, participants in retirement are entitled to receive a fixed amount from the Company on a monthly basis. The Company has purchased life insurance policies with the intention of funding the liability under this plan. As of July 3, 2016 and April 3, 2016, the deferred compensation plan assets under this plan were approximately $0.4 million. As of July 3, 2016 and April 3, 2016, the deferred compensation plan liabilities under this plan were approximately $0.9 million.
International Employee Benefit Plans
The Company sponsors defined-benefit pension plans, defined-contribution plans, multi-employer plans and other post-employment benefit plans covering employees in certain of the Company's international locations. As of July 3, 2016 and April 3, 2016, the net liability for all of these international benefit plans totaled $0.8 million.

Note 18. Convertible Senior Notes, Warrants and Hedges
Convertible Notes Offering
On October 29, 2015, the Company priced its private offering of $325 million in aggregate principal amount of 0.875% Convertible Senior Notes due 2022 ("Initial Convertible Notes"). On November 3, 2015, the initial purchasers in such offering exercised in full the over-allotment option to purchase an additional $48.8 million in aggregate principal amount of Convertible Notes (“Additional Convertible Notes”, and together “Convertible Notes”). The aggregate principal amount of Convertible Notes is $373.8 million.The net proceeds from this offering were approximately $363.4 million, after deducting the initial purchasers’ discounts and commissions and the offering expenses. The Company used approximately $37.4 million of the net proceeds to pay the cost of the Bond Hedges described below (after such cost was partially offset by the proceeds to the Company from the Warrant Transactions described below). The Company used portion of the remaining net proceeds from the offering to purchase an aggregate of $300 million of its common stock, as authorized under its share repurchase program. The Company used $75.0 million under the currently approved repurchased authorization, to purchase shares of common stock from a purchaser of the Convertible Notes in privately negotiated transaction concurrently with the closing of the offering, and $225 million to purchase additional shares of common stock under the ASR Agreements.
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

* Recorded in the consolidated balance sheet within additional paid-in capital.

The following table includes total interest expense recognized related to the Convertible Notes during the three months period ended July 3, 2016 (in thousands):

Three Months Ended July 3, 2016
Contractual interest expense	$818
Amortization of debt issuance costs	270
Amortization of debt discount	2,998
$4,086

The net liability component of Convertible Notes is comprised of the following as of July 3, 2016 (in thousands):

	July 3, 2016	April 3, 2016
Net carrying amount at beginning of the period	$272,221	$266,867
Amortization of debt issuance costs during the period	270	450
Amortization of debt discount during the period	2,998	4,904
	$275,489	$272,221

During the quarter ended July 3, 2016, the Company paid contractual interest on the Convertible Note of approximately $1.7 million.

See Note 6 to the Company's condensed consolidated financial statements for fair value disclosures related to the Company's Convertible Notes.
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
The Bond Hedges are generally expected to reduce the potential dilution upon conversion of the Convertible Notes and/or offset any payments in cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election, that the Company is required to make in excess of the principal amount of the Convertible Notes upon conversion of any Convertible Notes, as the case may be, in the event that the market price per share of common stock, as measured under the terms of the Bond Hedges, is greater than the strike price ($33.45) of the Bond Hedges, which initially corresponds to the conversion price of the Convertible Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the Convertible Notes. The Warrant Transactions will separately have a dilutive effect to the extent that the market value per share of common stock, as measured under the terms of the Warrant Transactions, exceeds the applicable strike price of the warrants issued pursuant to the Warrant Transactions (the “Warrants”). The initial strike price of the Warrants is $48.66 per share. The Bond Hedges and Warrants are not marked to market. The value of the Bond Hedges and Warrants were initially recorded in stockholders' equity and continue to be classified as stockholders' equity in accordance with ASC 815-40, Derivatives and Hedging - Contracts in Entity's Own Equity. As of July 3, 2016, no warrants have been exercised.
Aside from the initial payment of a premium to the Option Counterparty under the Bond Hedges, which amount is partially offset by the receipt of a premium under the Warrant Transactions, the Company is not required to make any cash payments to the Option Counterparty under the Bond Hedges and will not receive any proceeds if the Warrants are exercised.

Note 19. Income Taxes
During the three months ended July 3, 2016 and June 28, 2015, the Company recorded an income tax benefit of $3.6 million and income tax expense of $0.4 million, from continuing operations, respectively. The income tax benefit recorded in the three months ended July 3, 2016 was primarily due to the tax benefit on severance costs.
Additionally, in the first quarter of fiscal year 2017, stock-based compensation excess tax benefits of $1.5 million were reflected in the Condensed Consolidated Statements of Operations as a component of the income tax benefit as a result of the early adoption of ASU 2016-09. Refer to Note 1 for more details regarding the adoption of ASU 2016-09. The income tax expense recorded during the three months ended June 28, 2015 was primarily due to taxes on earnings in foreign jurisdictions.
From the fourth quarter of fiscal 2003 to the third quarter of fiscal 2016, the Company maintained a full valuation allowance against the Company's deferred tax assets as there was insufficient positive evidence to overcome the significant negative evidence to conclude that it was more likely than not that the deferred tax assets would be realized. The Company reached this decision based on judgment, which included consideration of historical U.S. operating results, projections of future U.S. profits, and a history of expiring tax attributes. In the fourth quarter of fiscal 2016, the Company generated a substantial amount of U.S. profit, utilizing the Company's remaining U.S. federal net operating loss carryovers available as well as a significant amount of U.S. tax credit carryforwards. In addition, in the fourth quarter of fiscal 2016, the Company completed its business plan for fiscal 2017, and validated its mid-term business plan. The Company also considered forecasts of future taxable income and evaluated the utilization of its remaining tax credit carryforwards prior to their date of expiration. All of these were significant positive factors that overcame prior negative evidence and the Company concluded that it was appropriate to release the valuation allowance against the Company's deferred tax assets, with the exception of deferred tax assets related to certain foreign and state jurisdictions.
As of July 3, 2016, the Company continues to maintain a valuation allowance against the Company's net deferred tax assets in certain foreign and state jurisdictions, as the Company is not able to conclude that it is more likely than not that these deferred tax assets will be realized. The Company reached this decision based on judgment, which included consideration of historical operating results and projections of future profits. The Company will continue to monitor the need for the valuation allowance on a quarterly basis.
In fiscal year 2016, after examination of the Company’s projected offshore cash flows, and global cash requirements, the Company determined that it would no longer require 100% of its future foreign generated cash to support its foreign operations. The Company plans to continue to repatriate a portion of its offshore earnings generated after March 29, 2015 to the U.S. for domestic operations, and has accrued for the related tax impacts accordingly. For earnings accumulated as of March 29, 2015, the Company continues to indefinitely reinvest such amounts in its foreign jurisdictions, except to the extent there is any previously taxed income which is expected to be repatriated. If circumstances change and it becomes apparent that some or all of those undistributed earnings of the Company's offshore subsidiary will be remitted in the foreseeable future but income taxes have not been recognized, the Company will accrue income taxes attributable to that remittance.
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
As of July 3, 2016, the Company is under examination in Germany for calendar years 2012 through 2014 and in Singapore for fiscal years 2009 through 2012. Although the final outcome of each examination is uncertain, based on currently available information, the Company believes that the ultimate outcome will not have a material adverse effect on its financial position, cash flows or results of operations.
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
On July 27, 2015, in Altera Corp. v. Commissioner, the U.S. Tax Court issued an opinion, in favor of Altera Corp., related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. The Internal Revenue Service filed a notice of appeal on February 19, 2016 in this case. Due to the uncertainty surrounding the status of the current regulations, questions related to the scope of potential benefits, and the risk of the Tax Court’s decision being overturned upon appeal, the Company has not recorded any benefit as of July 3, 2016. The Company will continue to monitor ongoing developments and potential impacts to our financial statements.

Note 20. Segment Information
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

The Company completed the acquisition of ZMDI in December 2015 and is in the process of integrating the ZMDI business into the Company's operations. During fiscal 2016, the Company renamed its Computing and Consumer reportable segment to Computing, Consumer and Industrial in order to reflect the operations of ZMDI which are primarily aggregated into the Computing, Consumer and Industrial reportable segment.
The tables below provide information about these segments:

Revenues by segment	Three Months Ended
(in thousands)	July 3, 2016	June 28, 2015
Communications	$79,097	$64,893
Computing, Consumer and Industrial	113,031	96,014
Total revenues	$192,128	$160,907

Income by segment from continuing operations	Three Months Ended
(in thousands)	July 3, 2016	June 28, 2015
Communications	$28,738	$22,950
Computing, Consumer and Industrial	23,042	24,269
Unallocated expenses:
Amortization of intangible assets	(5,775)	(831)
Inventory fair market value adjustment	(2,395)	—
Assets impairment and recoveries	(870)	(147)
Stock-based compensation expense	(10,515)	(7,867)
Severance, retention and facility closure costs	(11,937)	(921)
Deferred compensation plan expense (income), net	(11)	—
Interest and other income (expense), net	(2,888)	1,702
Income from continuing operations, before income taxes	$17,389	$39,155

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

Revenues from unaffiliated customers by geographic area, based on the customers' shipment locations, were as follows:

	Three Months Ended
(in thousands)	July 3, 2016	June 28, 2015
Hong Kong	$73,928	$73,954
Rest of Asia Pacific	74,763	52,851
Americas (1)	20,453	21,744
Europe	22,984	12,358
Total revenues	$192,128	$160,907

(1)	The revenues from the customers in the U.S. were $18.7 million and $20.7 million in the three months ended July 3, 2016 and June 28, 2015, respectively.
The Company utilizes global and regional distributors around the world, that buy products directly from the Company on behalf of their customers. Two distributors, Avnet and its affiliates, and Uniquest accounted for 13%, and 11% respectively, of the Company's revenues in the three months ended July 3, 2016. Two distributors, Uniquest and Avnet and its affiliates accounted for 21% and 15%, respectively, of the Company's revenues in the three months ended June 28, 2015.
At July 3, 2016, one distributor represented approximately 18% of the Company’s gross accounts receivable. At April 3, 2016, two distributors represented approximately 12% and 10%, respectively, of the Company’s gross accounts receivable.
The Company’s significant operations outside of the United States include test facilities in Malaysia and Germany, design centers in Canada and China, and sales subsidiaries in Japan, APAC and Europe. The Company's net property, plant and equipment, are summarized below by geographic area:

(in thousands)	July 3, 2016	April 3, 2016
United States	$39,233	$38,735
Malaysia	20,628	20,150
Germany	9,539	9,235
Canada	3,794	3,781
All other countries	1,651	1,976
Total property, plant and equipment, net	$74,845	$73,877

Note 21. Interest Income and Other, Net
The components of interest income and other, net are summarized as follows:

	Three Months Ended
(in thousands)	July 3, 2016	June 28, 2015
Interest income	$600	$1,035
Other income, net	1,052	783
Interest income and other, net	$1,652	$1,818
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
This discussion and analysis should be read in conjunction with our Consolidated Financial Statements and accompanying Notes included in this report and the Audited Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended April 3, 2016 filed with the SEC on May 20, 2016. Operating results for the three months ended July 3, 2016 are not necessarily indicative of operating results for an entire fiscal year.
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
For a discussion of our critical accounting policies, see Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended April 3, 2016 and our Condensed Consolidated Financial Statements and accompanying Notes included in this report. We believe that these accounting policies are "critical," as defined by the SEC, in that they are both highly important to the portrayal of our financial condition and results, and they require difficult management judgments, estimates and assumptions about matters that are inherently uncertain. Except for the newly adopted accounting policies discussed in Note 1 to the Condensed Consolidated Financial Statements included in this report, we believe that there have been no other significant changes during the three months ended July 3, 2016 to the items that we disclosed as our critical accounting policies in our Annual Report on Form 10-K for the fiscal year ended April 3, 2016.
Business Overview
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
For more information on our business, please see Part I, Item 1, “Business,” in our Annual Report on Form 10-K for the fiscal year ended April 3, 2016.
Recent developments
Acquisition of Zentrum Mikroelektonik Dresden AG
On December 7, 2015, we completed the acquisition of all of the outstanding no-par-value shares of Zentrum Mikroelektronik Dresden AG (ZMDI), a privately-held company mainly operating in Germany, in an all-cash transaction for approximately $307 million. ZMDI is a global supplier of sensing and digital power semiconductor solutions for automotive, industrial, mobile sensing and other consumer applications. The acquisition provides the Company a significant new growth opportunity in the automotive and industrial business. As a result of this acquisition, we recorded amortizable intangible assets of $126.2 million and goodwill of $170.1 million during the third quarter of fiscal 2016. In addition, we recorded approximately $2.5 million of acquisition related costs in fiscal 2016, which were included in selling, general and administrative expenses. See Note 3 for details.
Convertible Notes Offering
On November 3, 2015, we issued $373.8 million aggregate principal amount of 0.875% Convertible Senior Notes (the Convertible Notes) due 2022. The net proceeds from this offering were approximately $363.4 million, after deducting the initial purchasers' discounts and commissions and the estimated offering expenses. The net proceeds were primarily used in the purchase of note hedges and repurchases of our common stock. We used the remainder of the net proceeds for working capital and general corporate purposes. Refer to Note 18 for details.
Convertible Note Hedge and Warrant Transactions
In connection with the convertible notes offering, we also entered into two other separate transactions which involved purchase of a note hedge for $94.2 million and issuance of warrants for $56.8 million. We used $37.4 million of the net proceeds from the convertible notes offering to pay for the cost of the note hedge, after such cost was partially offset by the proceeds we received from the issuance of warrants. Refer to Note 18 for details.
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
As of July 3, 2016, we had a receivable of $1.5 million representing uncollected proceeds from the sale that was included under Other Assets on the Condensed Consolidated Balance Sheet. Given the term of the sale, we deferred the gain from this divestiture amounting to $1.4 million and will recognize it into discontinued operations when collectibility becomes certain.
The HSC business was included in the Communications reportable segment. For financial statements purposes, the results of operations for the HSC business have been segregated from those of the continuing operations and are presented in the condensed consolidated financial statements as discontinued operations.

Overview
The following table and discussion provide an overview of our operating results from continuing operations for the three months ended July 3, 2016 and June 28, 2015:

	Three Months Ended
(in thousands, except for percentage)	July 3, 2016	June 28, 2015
Revenues	$192,128	$160,907
Gross profit	$108,349	$99,234
As a % of revenues	56%	62%
Operating income	$19,885	$37,337
As a % of revenues	10%	23%
Net income from continuing operations	$20,947	$38,720
As a % of revenues	11%	24%

Our revenues increased by $31.2 million, or 19%, to $192.1 million in the quarter ended July 3, 2016 compared to the quarter ended June 28, 2015. The increase was primarily due to increased unit shipments in our Communications segment as we continued to experience increased demand for RapidIO switching solutions and radio frequency products. Revenue from the newly acquired automotive and industrial business and increased revenue from our wireless power products also contributed to the higher revenue. These increases were partly offset by decreased revenue of our memory interface products as a result of lower demand. Gross profit percentage decreased for the three months ended July 3, 2016 compared to the same period in fiscal 2016 primarily due to product mix and to certain costs related to acquisition of ZMDI such as amortization of intangibles, amortization of fair value markup on inventory and severance expense.

Results of Continuing Operations
Revenues

Revenues by segment:	Three Months Ended
(in thousands)	July 3, 2016	June 28, 2015
Communications	$79,097	$64,893
Computing, Consumer and Industrial	113,031	96,014
Total revenues	$192,128	$160,907

Product groups representing greater than 10% of net revenues:	Three Months Ended
As a percentage of net revenues	July 3, 2016	June 28, 2015
Communications:
Communications timing products	11%	17%
Serial RapidIO products	13%	*
All others less than 10% individually	17%	23%
Total communications	41%	40%

Computing, Consumer and Industrial:
Consumer and computing timing products	9%	11%
Memory interface products	24%	37%
Wireless power products	11%	*
Automotive and industrial products	12%	—%
All others less than 10% individually	3%	12%
Total computing and consumer	59%	60%

Total	100%	100%
* Represent less than 10% of net revenues
Communications Segment
Revenues in our Communications segment increased $14.2 million, or 22%, to $79.1 million in the quarter ended July 3, 2016 as compared to the quarter ended June 28, 2015. The increase was primarily due to $11.8 million increase in shipments of our RapidIO switching solutions products and $5.3 million increase in our radio frequency products, offset in part by $2.1 million decrease in our legacy products as a result of lower demand.
Computing, Consumer and Industrial Segment
Revenues in our Computing, Consumer and Industrial segment increased $17.0 million, or 18% to $113.0 million in the quarter ended July 3, 2016 as compared to the quarter ended June 28, 2015. The increase was primarily due to $23.6 million revenue contribution from the newly acquired automotive and industrial business and $10.6 million wireless power products as our wireless business continues to grow. These increases were offset in part by $13.3 million decrease in memory interface product revenues as a result of weaker demand.
Revenues by Region
Revenues, based on shipped to locations, in Hong Kong, Korea, rest of APAC, Americas and Europe accounted for 38%, 39%, 11% and 12%, respectively, of consolidated revenues in the quarter ended July 3, 2016 compared to 46%, 33%, 13% and 8%, respectively, of our consolidated revenues in the quarter ended June 28, 2015. The APAC region continues to be our largest region, as many of our customers utilize manufacturers in that region.

Gross Profit

	Three Months Ended
	July 3, 2016	June 28, 2015
Gross Profit (in thousands)	$108,349	$99,234
Gross Profit Percentage	56.4%	61.7%

Gross profit increased $9.1 million in the three months ended July 3, 2016 compared to the three months ended June 28, 2015, as a result of increased revenues. Gross profit as a percentage of revenues decreased 5.3% in the three months ended July 3, 2016 compared to the three months ended June 28, 2015. Gross profit percentage declined primarily due to product mix and to certain costs related to acquisition of ZMDI such as amortization of intangibles, amortization of fair value markup on inventory and severance expense.
Operating Expenses
The following table presents our operating expenses for the three months ended July 3, 2016 and June 28, 2015:

	Three Months Ended
	July 3, 2016		June 28, 2015
(in thousands, except for percentages)	Dollar Amount	% of Net Revenue	Dollar Amount	% of Net Revenue
Research and development	$49,648	26%	$33,754	21%
Selling, general and administrative	$38,816	20%	$28,143	17%

Research and Development (R&D)
R&D expense increased $15.9 million, or 47.1%, to $49.6 million in the quarter ended July 3, 2016 compared to the quarter ended June 28, 2015. The increase was primarily driven by a $7.0 million increase in severance costs as a result of headcount reductions mainly coming from our Germany and France locations, a $ 2.9 million increase in photomasks and R&D materials due to increased activities on new product development; $2.5 million increase in R&D labor and benefit related costs, $0.9 million increase in equipment-related costs and maintenance, $0.7 million increase in stock-based compensation and $1.9 million increase in various other R&D expenses as a result of acquisition of ZMDI.
Selling, General and Administrative (SG&A)
SG&A expense increased $10.7 million, or 37.9%, to $38.8 million in the quarter ended July 3, 2016 as compared to the quarter ended June 28, 2015. The increase was primarily driven by a $2.5 million in SG&A labor and benefit related costs, a $1.8 million increase in severance costs as a result of headcount reductions mainly coming from our Germany and France locations, a $2.2 million increase in amortization of intangibles as a result of new intangibles recognized from the acquisition of ZMDI, $1.9 million increase in stock-based compensation, $0.6 million increase in travel and entertainment expense and $1.4 million increase in various other SG&A expenses as a result of acquisition of ZMDI.
Interest Expense
The components of interest expense for the three months ended July 3, 2016 are summarized as follows (in thousands):

Three Months Ended
(in thousands)	July 3, 2016
Accretion of debt discount	$2,998
Amortization of debt issuance costs	270
Contractual interest expense	818
Other	62
Total interest expense	$4,148

Interest expense for the three months ended July 3, 2016 was primarily related to the Convertible Notes we issued in November 2015. Interest expense for three months ended June 28, 2015 was zero.
Interest Income and Other, Net
The components of interest income and other, net are summarized as follows:

	Three Months Ended
(in thousands)	July 3, 2016	June 28, 2015
Interest income	$600	$1,035
Other income, net	1,052	783
Interest income and other, net	$1,652	$1,818

Interest income is derived from earnings on our cash and short-term investments. Other income, net primarily consists of gains or losses in the value of deferred compensation plan assets, foreign currency gains or losses and other non-operating gains or losses. The decrease in interest income in the three months ended July 3, 2016 as compared to the same period in prior year was primarily attributable to lower average level of short-term investments. The increase in other income in the three months quarter ended July 3, 2016 as compared to the same period in prior year was primarily due to increase in value of the underlying investments of the deferred compensation plan and favorable impact of foreign currency fluctuations.
Income Tax Expense (Benefit)
During the three months ended July 3, 2016 and June 28, 2015, we recorded an income tax benefit of $3.6 million and an income tax expense from continuing operations of $0.4 million, respectively. The income tax benefit recorded in the three months ended July 3, 2016 was primarily due to the tax benefit on severance costs. Additionally, in the first quarter of fiscal year 2017, stock-based compensation excess tax benefits of $1.5 million were reflected in the Consolidated Statements of Operations as a component of the income tax benefit as a result of the early adoption of ASU 2016-09. Refer to Note 1 for more details regarding the adoption of ASU 2016-09. The income tax expense recorded during the three months ended June 28, 2015 was primarily due to taxes on earnings in foreign jurisdictions.
From the fourth quarter of fiscal 2003 to the third quarter of fiscal 2016, we maintained a full valuation allowance against our deferred tax assets as there was insufficient positive evidence to overcome the significant negative evidence to conclude that it was more likely than not that the deferred tax assets would be realized. We reached this decision based on judgment, which included consideration of historical U.S. operating results, projections of future U.S. profits, and a history of expiring tax attributes. In the fourth quarter of fiscal 2016, we generated a substantial amount of U.S. profit, utilizing our remaining U.S. federal net operating loss carryovers available as well as a significant amount of U.S. tax credit carryforwards. In addition, in the fourth quarter of fiscal 2016, we completed our business plan for fiscal 2017, and validated our mid-term business plan. We also considered forecasts of future taxable income and evaluated the utilization of our remaining tax credit carryforwards prior to their date of expiration. All of these were significant positive factors that overcame prior negative evidence and we concluded that it was appropriate to release the valuation allowance against our deferred tax assets, with the exception of deferred tax assets related to certain foreign and state jurisdictions.
As of July 3, 2016, we continue to maintain a valuation allowance against our net deferred tax assets in certain foreign and state jurisdictions, as we are not able to conclude that is more likely than not that these deferred tax assets will be realized. We reached this decision based on judgment, which included consideration of historical operating results and projections of future profits. We will continue to monitor the need for the valuation allowance on a quarterly basis.
In fiscal year 2016, after examination of our projected offshore cash flows, and global cash requirements, we determined that we would no longer require 100% of our future foreign generated cash to support our foreign operations. We plan to continue to repatriate a portion of our offshore earnings, generated after March 29, 2015, to the U.S. for domestic operations, and have accrued for the related tax impacts accordingly. For earnings accumulated as of March 29, 2015, we continue to indefinitely reinvest such amounts in our foreign jurisdictions, except to the extent there is any previously taxed income which is expected to be repatriated. If circumstances change and it becomes apparent that some or all of those undistributed earnings of our offshore subsidiary will be remitted in the foreseeable future but income taxes have not been recognized, we will accrue income taxes attributable to that remittance.
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

As of July 3, 2016, we are under examination in Germany for calendar years 2012 through 2014 and in Singapore for fiscal years 2009 through 2012. Although the final outcome is uncertain, based on currently available information, we believe that the ultimate outcome will not have a material adverse effect on our financial position, cash flows or results of operations.
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

Liquidity and Capital Resources
Our cash and cash equivalents and short-term investments were $350.6 million at July 3, 2016, a decrease of $3.8 million compared to April 3, 2016.
We had an outstanding debt in the form of convertible notes amounting to $373.8 million at July 3, 2016 and April 3, 2016.
Cash Flows from Operating Activities
Net cash provided by operating activities totaled $30.3 million in the three months ended July 3, 2016 compared to $13.1 million in the three months ended June 28, 2015. Cash provided by operating activities in the three months ended July 3, 2016 consisted of our net income of $20.9 million, adjusted to add back non-cash items such as stock-based compensation, depreciation, amortization, impairment charges, amortization of debt issue cost and debt discount and deferred income tax which totaled $21.9 million; and cash provided by working capital requirements.
Cash Flows from Investing Activities
Net cash used in investing activities in the three months ended July 3, 2016 was $55.3 million compared to net cash used of $6.3 million in the three months ended June 28, 2015.  Net cash used in investing activities in the three months ended July 3, 2016 was primarily due to $48.1 million for the net purchases of short-term investments and $7.0 million of expenditures to purchase capital equipment.
Cash Flows from Financing Activities
Net cash used in financing activities was $25.7 million in the three months ended July 3, 2016 as compared to net cash used of $23.4 million in the three months ended June 28, 2015. Cash used in financing activities in the three months ended July 3, 2016 was primarily due to $30.6 million in stock buyback. This was offset in part by $5.4 million of proceeds from exercise of stock options and the issuance of stock under our employee stock purchase plan.
We anticipate capital expenditures of approximately $15 million to $25 million during the next 12 months to be financed through cash generated from operations and existing cash and investments.
In addition, as much of our revenues are generated outside the U.S., a significant portion of our cash and investment portfolio accumulates in the foreign countries in which we operate. At July 3, 2016, we had cash, cash equivalents and investments of approximately $182.5 million invested overseas in accounts belonging to various IDT foreign operating entities. While these amounts are primarily invested in U.S. dollars, a portion is held in foreign currencies, and all offshore balances are exposed to local political, banking, currency control and other risks. In addition, these amounts may be subject to tax and other transfer restrictions.
We believe that existing cash and investment balances, together with cash flows from operations, will be sufficient to meet our working capital and capital expenditure needs through at least the next 12 months. We may choose to investigate other financing alternatives to supplement U.S. liquidity; however, we cannot be certain that additional financing will be available on satisfactory terms.
Off-Balance Sheet Arrangements
We assumed an agreement with a financial institution to sell certain of its trade receivables from customers with limited, non-credit-related recourse provisions as part of an acquisition during the quarter ended January 3, 2016. Total receivables sold under the factoring facility during the quarter ended July 3, 2016 was $18.5 million. Total collections from sale of receivables and from deferred purchase payment during the quarter ended July 3, 2016 were $18.5 million and $1.9 million, respectively. Under the terms of the factoring agreement, the total available amount of the factoring facility as of July 3, 2016 and April 3, 2016 was $1.8 million and $1.9 million, respectively. The sales of accounts receivable in accordance with the factoring agreement are reflected as a reduction of Accounts Receivable, net in the Condensed Consolidated Balance Sheets as they meet the applicable criteria of ASC 860, Transfers and Servicing. Collections of deferred purchase payment are included in the change in accounts receivable under the operating activities section of the Condensed Consolidated Statements of Cash Flows. The amount due from the factoring institution was $0.7 million and $0.8 million as of July 3, 2016 and April 3, 2016, respectively, and is shown in Prepayments and Other Current Assets in the Condensed Consolidated Balance Sheets. We pay factoring fees associated with the sale of receivables based on the value of the receivables sold. Such fees are not material for the quarter ended July 3, 2016.
As of July 3, 2016, we did not have any significant off-balance sheet arrangement, as defined under SEC Regulation S-K Item 303(a)(4)(ii). Other than the items discussed above and in "Note 16 - Commitments and Contingencies - Commitments" in Part I, Item 1 of this quarterly report on Form 10Q.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our interest rate risk relates primarily to our short-term investments of $199.7 million and $151.2 million as of July 3, 2016 and April 3, 2016, respectively.  By policy, we limit our exposure to long-term investments and mitigate the credit risk through diversification and adherence to a policy requiring the purchase of highly rated securities. As of July 3, 2016 and April 3, 2016, the Company’s cash, cash equivalents and investment portfolio was concentrated in securities with same day liquidity and a substantial majority of securities in our investment portfolio had maturities of less than two years. A hypothetical 10% change in interest rates would not have a material effect on the value of our investment portfolio as of July 3, 2016. We do not currently use derivative financial instruments in our investment portfolio.
At July 3, 2016 and April 3, 2016, we had an outstanding debt of $373.8 million in the form of convertible note. The fair value of our Convertible Notes is subject to interest rate risk, market risk and other factors due to the convertible feature. The fair value of the Convertible Notes will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the Convertible Notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. The interest and market value changes affect the fair value of our Convertible Notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation.
We are exposed to foreign currency exchange rate risk as a result of international sales, assets and liabilities of foreign subsidiaries, local operating expenses of our foreign entities and capital purchases denominated in foreign currencies. We may use derivative financial instruments to help manage our foreign currency exchange exposures. We do not enter into derivatives for speculative or trading purposes. We have foreign exchange facilities used for hedging arrangements with banks that allow the Company to enter into foreign exchange contracts totaling approximately $20.0 million, all of which was available at July 3, 2016. We performed a sensitivity analysis as of July 3, 2016 and April 3, 2016 and determined that, without hedging the exposure, a 10% change in the value of the U.S. dollar would result in an approximate 0.4% and 0.5% impact on gross profit margin percentage, respectively, as we operate a manufacturing testing facility in Malaysia and Germany, and an approximate 1.0% and 0.7% impact to operating expenses (as a percentage of revenue), respectively, as we operate sales offices in Japan, Taiwan and South Korea and throughout Europe and design centers in China and Canada. At July 3, 2016 and April 3, 2016, we had no material outstanding foreign exchange contracts.
We did not have any material currency exposure related to any outstanding capital purchases as of July 3, 2016 and April 3, 2016.
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
At July 3, 2016, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure control and procedures were effective at a reasonable assurance level. There have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

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
As of July 3, 2016, the Company is also a party to various other legal proceedings and claims arising in the normal course of business. With regard to these or future litigation matters that may arise, potential liability and probable losses or ranges of possible losses due to an unfavorable litigation outcome cannot be reasonably estimated at this time. Generally, litigation is subject to inherent uncertainties, and no assurance can be given that the Company will prevail in the Maxim lawsuit or any other particular lawsuit or claim. Pending lawsuits, claims as well as potential future litigation, could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's financial condition, results of operations or cash flows.
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
A majority of the third-party foundries and subcontractors we currently use are located in Malaysia, South Korea, the Philippines, Taiwan, Thailand, China and Germany. In addition, we own a test facility in Malaysia. The risk of an earthquake or tsunami in these Pacific Rim locations is significant. The occurrence of an earthquake, drought, flood, fire, or other natural disaster near any of these locations could cause a significant reduction of end-customer demand and/or availability of materials, a disruption of the global supply chain, an increase in the cost of products that we purchase, and otherwise interfere with our ability to conduct business. In addition, public health issues, acts of terrorism, armed conflicts or other catastrophic events could significantly delay the production or shipment of our products. Although we maintain insurance for some of the damage that may be caused by natural disasters, our insurance coverage may not be sufficient to cover all of our potential losses and would not cover us for lost business.

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
We were granted a tax incentive in Malaysia during fiscal 2009. The tax incentive was contingent upon us continuing to meet specified investment criteria in fixed assets, and to operate as an APAC regional headquarters center. In the fourth quarter of fiscal 2011, the Company agreed with the Malaysia Industrial Development Board (MIDA) to cancel the previously granted tax incentive and enter into a new tax incentive agreement which provides a full tax exemption on statutory income for a period of 10 years commencing April 4, 2011. We are required to meet several conditions as to financial targets, investment, headcount and activities in Malaysia to retain this status. Our inability to renew this tax incentive when it expires or meet certain conditions of the agreement with MIDA may adversely impact our effective tax rate.
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
International operations add increased volatility to our operating results.
A substantial percentage of our total revenues are derived from international sales, as summarized below:

(percentage of total revenues)	First Three Months of Fiscal 2017	Fiscal 2016
Hong Kong	38%	44%
Rest of Asia Pacific	39%	36%
Americas	11%	11%
Europe	12%	9%
Total	100%	100%
In addition, our test facility in Malaysia and Germany, our design centers in Canada and China and Germany, and our foreign sales offices incur payroll, facility, and other expenses in local currencies. Accordingly, movements in foreign currency exchange rates can impact our revenues and costs of goods sold, as well as both pricing and demand for our products.
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
Contract pricing for raw materials and equipment used in the fabrication and assembly processes, as well as for foundry and subcontract assembly services, may also be affected by currency controls, exchange rate fluctuations and currency devaluations. We sometimes hedge currency risk for currencies that are highly liquid and freely quoted, but may not enter into hedge contracts for currencies with limited trading volume. In addition, as much of our revenues are generated outside the United States, a significant portion of our cash and investment portfolio accumulates in the foreign countries in which we operate. On July 3, 2016, we had cash, cash equivalents and investments of approximately $182.5 million invested overseas in accounts belonging to our foreign subsidiaries. While these amounts are primarily invested in U.S. dollars, a portion is held in foreign currencies, and all offshore balances are exposed to local political, banking, currency control and other risks. In addition, these amounts may be subject to tax and other transfer restrictions.
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
Over the past several years, we have made several acquisitions. As a result of these acquisitions, we had $305.6 million of goodwill and $121.5 million of intangible assets on our Condensed Consolidated Balance Sheet as of July 3, 2016. In determining fair value, we consider various factors, including our market capitalization, forecasted revenue and costs, risk-adjusted discount rates, future economic and market conditions, determination of appropriate market comparables and expected periods over which our assets will be utilized and other variables. If our assumptions regarding forecasted cash flow, revenue and margin growth rates of certain long-lived asset groups and reporting units are not achieved, an impairment review may be triggered for the remaining balance of goodwill and long-lived assets prior to the next annual review in the fourth quarter of fiscal 2017, which could result in material charges that could impact our operating results and financial position.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information with respect to repurchases of our common stock during the first quarter of fiscal 2017:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 4, 2016 - May 1, 2016	398,400	$20.16	398,400	$177,613,160
May 2, 2016 - May 29, 2016	756,936	$20.89	756,936	$161,803,859
May 30, 2016 - July 3, 2016	306,004	$21.96	306,004	$155,083,448
Total	1,461,340	$20.91	1,461,340

In April 2015, Our Board of Directors approved a new share repurchase program authorization for $300 million. In October 2015, our Board of Directors approved an increase in the share repurchase authorization by another $300 million. In the three months ended July 3, 2016, the Company repurchased 1.5 million shares for $30.6 million. As of July 3, 2016, approximately $155.1 million was available for future purchase under the new share repurchase program.
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

INTEGRATED DEVICE TECHNOLOGY, INC. Registrant
	By:	/s/ Gregory L. Waters
August 9, 2016		Gregory L. Waters President and Chief Executive Officer

/s/ Brian C. White
August 9, 2016		Brian C. White Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)