Form 10-Q
period 2016-10-02
INTEGRATED DEVICE TECHNOLOGY INC
filed 2016-11-08
CIK 703361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________
(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2016 OR

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
 ☒  Large accelerated filer                           ☐   Accelerated filer                            ☐  Non-accelerated filer               ☐ Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
The number of outstanding shares of the registrant's Common Stock, $.001 par value, as of November 4, 2016 was approximately 134,040,375.

INTEGRATED DEVICE TECHNOLOGY, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)	October 2, 2016	April 3, 2016
Assets
Current assets:
Cash and cash equivalents	$113,872	$203,231
Short-term investments	260,362	151,233
Accounts receivable, net of allowances of $5,578 and $4,629	82,028	74,386
Inventories	44,035	54,243
Prepayments and other current assets	15,374	15,008
Assets held for sale	4,045	—
Total current assets	519,716	498,101
Property, plant and equipment, net	75,415	73,877
Goodwill	306,925	305,733
Other intangible assets, net	117,186	127,761
Deferred non-current tax assets	84,892	60,929
Other assets	31,942	32,788
Total assets	$1,136,076	$1,099,189
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$33,340	$39,858
Accrued compensation and related expenses	25,094	45,269
Deferred income on shipments to distributors	7,225	7,006
Other accrued liabilities	30,084	14,974
Liabilities held for sale	2,663	—
Total current liabilities	98,406	107,107
Deferred tax liabilities	15,003	19,712
Convertible notes	278,798	272,221
Other long-term liabilities	21,436	23,454
Total liabilities	413,643	422,494
Commitments and contingencies (Note 16)
Stockholders' equity:
Preferred stock: $0.001 par value: 10,000 shares authorized; no shares issued	—	—
Common stock: $0.001 par value: 350,000 shares authorized; 134,080 and 133,885 shares outstanding at October 2, 2016 and April 3, 2016, respectively	134	134
Additional paid-in capital	2,658,342	2,628,381
Treasury stock at cost: 120,359 shares at October 2, 2016 and 117,720 shares at April 3, 2016, respectively	(1,577,191)	(1,522,808)
Accumulated deficit	(353,963)	(425,298)
Accumulated other comprehensive loss	(4,889)	(3,714)
Total stockholders' equity	722,433	676,695
Total liabilities and stockholders' equity	$1,136,076	$1,099,189

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
(Unaudited, in thousands, except per share data)	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Revenues	$184,059	$169,498	$376,187	$330,405
Cost of revenues	77,527	62,952	161,306	124,625
Gross profit	106,532	106,546	214,881	205,780
Operating expenses:
Research and development	41,750	35,301	91,398	69,055
Selling, general and administrative	37,415	29,227	76,231	57,370
Total operating expenses	79,165	64,528	167,629	126,425
Operating income	27,367	42,018	47,252	79,355
Interest expense	(4,217)	—	(8,365)	—
Interest income and other, net	1,620	1,016	3,272	2,834
Income before income taxes from continuing operations	24,770	43,034	42,159	82,189
Income tax expense (benefit)	179	611	(3,379)	1,046
Net income from continuing operations	24,591	42,423	45,538	81,143

Discontinued operations:
Loss from discontinued operations before income taxes	—	—	—	(547)
Income tax expense	—	—	—	15
Net loss from discontinued operations	—	—	—	(562)

Net income	$24,591	$42,423	$45,538	$80,581

Basic net income per share - continuing operations	$0.18	$0.29	$0.34	$0.55
Basic net income per share - discontinued operations	—	—	—	—
Basic net income per share	$0.18	$0.29	$0.34	$0.55

Diluted net income per share - continuing operations	$0.18	$0.28	$0.33	$0.53
Diluted net loss per share - discontinued operations	—	—	—	—
Diluted net income per share	$0.18	$0.28	$0.33	$0.53

Weighted average shares:
Basic	134,186	147,724	134,059	148,058
Diluted	137,206	152,152	137,698	152,997

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
(Unaudited, in thousands)	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015

Net income	$24,591	$42,423	$45,538	$80,581
Other comprehensive income (loss), net of taxes:
Currency translation adjustments, net of tax	(109)	(1,814)	(1,142)	(1,004)
Change in net unrealized gain (loss) on investments, net of tax	(489)	232	(33)	(678)
Change in unrealized loss on post-employment and post-retirement benefit plans, net of tax	—	(465)	—	(611)
Total other comprehensive loss	(598)	(2,047)	(1,175)	(2,293)
Comprehensive income	$23,993	$40,376	$44,363	$78,288

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
(Unaudited, in thousands)	October 2, 2016	September 27, 2015
Cash flows from operating activities:
Net income	$45,538	$80,581
Adjustments:
Depreciation	10,192	8,648
Amortization of intangible assets	11,849	2,451
Amortization of debt issuance costs and debt discount	6,577	—
Assets impairment	870	—
Gain on sale of property, plant and equipment	—	(325)
Stock-based compensation expense, net of amounts capitalized in inventory	19,696	16,416
Deferred income tax	(3,298)	334
Changes in assets and liabilities (a):
Accounts receivable, net	(9,363)	245
Inventories	9,188	1,400
Prepayments and other assets	(256)	2,353
Accounts payable	(2,595)	3,525
Accrued compensation and related expenses	(20,175)	(16,156)
Deferred income on shipments to distributors	219	(4,218)
Income taxes payable and receivable	(14)	179
Other accrued liabilities and long-term liabilities	14,545	(4,833)
Net cash provided by operating activities	82,973	90,600
Cash flows from investing activities:
Acquisitions	(1,528)	—
Purchase of convertible notes	(1,955)	—
Purchases of property, plant and equipment, net	(12,922)	(8,090)
Purchases of intangible assets	(150)	(9,900)
Purchases of short-term investments	(212,002)	(189,213)
Proceeds from sales of short-term investments	85,353	109,885
Proceeds from maturities of short-term investments	17,337	48,774
Net cash used in investing activities	(125,867)	(48,544)
Cash flows from financing activities:
Proceeds from issuance of common stock	10,301	9,744
Repurchase of common stock	(54,383)	(77,025)
Payment of capital lease obligations	(714)	—
Net cash used in financing activities	(44,796)	(67,281)
Effect of exchange rates on cash and cash equivalents	(669)	(163)
Net decrease in cash and cash equivalents	(88,359)	(25,388)
Cash held for sale (a)	(1,000)	—
Cash and cash equivalents at beginning of period	203,231	116,945
Cash and cash equivalents at end of period	$113,872	$91,557
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
Basis of Presentation.  The Company's fiscal year is the 52 or 53 week period ending on the Sunday closest to March 31. In a 52 week year, each fiscal quarter consists of 13 weeks. In a 53 week year, the additional week is usually added to the third quarter, making such quarter consist of 14 weeks. The first and second quarters of fiscal 2017 and fiscal 2016 were 13 week periods.
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
Recent Accounting Pronouncements
Accounting Pronouncements Recently Adopted
In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, amending the existing accounting standards for stock-based compensation. The amendments impact several aspects of accounting for stock-based payment transactions, including the income tax consequences, forfeitures, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The standard is effective for reporting periods in fiscal years beginning after December 15, 2016, including interim periods within those years, with early adoption permitted. The Company early adopted the standard prospectively in first quarter of fiscal 2017. In the first quarter of fiscal year 2017, stock-based compensation excess tax benefits or deficiencies are reflected in the Condensed Consolidated Statements of Operations as a component of the provision for income taxes, whereas they previously were recognized in equity. As there will no longer be excess tax benefits recognized in equity, when applying the treasury stock method in computing diluted earnings per share, the assumed proceeds will not include any windfall tax benefits. Additionally, the Company’s Consolidated Statements of Cash Flows now present excess tax benefits as an operating activity prospectively. The Company recorded a cumulative-effect adjustment to its opening accumulated deficit on April 4, 2016 of $25.8 million to recognize deferred tax assets associated with excess tax benefits not previously recognized. The Company has elected to continue to estimate forfeitures that are expected to occur when estimating the amount of compensation expense to record in each period.
In September 2015, the FASB issued ASU No. 2015-16, Simplifying Accounting for Measurement Period Adjustments, which provides that an acquirer should recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Under this guidance, the acquirer is required to record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. It is also required to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The guidance is applied prospectively and was effective for the Company in the first quarter of fiscal 2017. There was no impact to the period of adoption.
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

Accounting Pronouncements Not Yet Effective for Fiscal 2017
In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, which clarifies the classification of certain cash receipts and cash payments in the statement of cash flows, including debt prepayment or extinguishment costs, settlement of contingent consideration arising from a business combination, insurance settlement proceeds, and distributions from certain equity method investees. The new standard will be effective for the Company starting in the first quarter of fiscal 2018. Early adoption is permitted. We are evaluating the impact of adopting this new accounting guidance on our consolidated financial statements.

In June 2016, the FASB issued new guidance that changes the accounting for recognizing impairments of financial assets. Under the new guidance, credit losses for certain types of financial instruments will be estimated based on expected losses. The new guidance also modifies the impairment models for available-for-sale debt securities and for purchased financial assets with credit deterioration since their origination. The new guidance will be effective for the Company starting in the first quarter of fiscal 2021. Early adoption is permitted starting in the first quarter of fiscal 2020. The Company is in the process of determining the effects the adoption will have on its consolidated financial statements as well as whether to adopt the new guidance early.

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

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The guidance simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value. The guidance eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, and require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. The guidance also requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. Separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements is required under this guidance. The guidance further clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The guidance is applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption and is effective for the Company in its first quarter of fiscal 2018. Early adoption is permitted only if certain criteria is met. The Company is currently evaluating the impact of this new guidance on its condensed consolidated financial statements and related disclosures.
In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, which provides the guidance applying to inventory measured using any other method other than last-in, last-out method. Under this guidance, inventory is measured at the lower of cost and net realizable value. The net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The guidance is applied prospectively and is effective for the Company in its first quarter of fiscal 2018. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s condensed consolidated financial statements and related disclosures.
On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard permits the use of either the retrospective or cumulative effect transition method. On July 9, 2015, the FASB decided to delay the effective date by one year to December 15, 2017 for annual periods beginning after that date. The FASB also decided to allow early adoption of the standard, but not before the original effective date of December 15, 2016. In March, April and May 2016, the FASB issued additional updates to the new revenue standard relating to reporting revenue on a gross versus net basis, identifying performance obligations and licensing arrangements, and narrow-scope improvements and practical expedients, respectively. The Company has elected to use modified retrospective method as its transition method in adoption of the new revenue standard. The Company is currently evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures and its ongoing financial reporting.

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
The following table sets forth the computation of basic and diluted net income per share from continuing operations:

	Three Months Ended		Six Months Ended
(in thousands, except per share amounts)	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Numerator (basic and diluted):
Net income from continuing operations	$24,591	$42,423	$45,538	$81,143

Denominator:
Weighted average common shares outstanding, basic	134,186	147,724	134,059	148,058
Dilutive effect of employee stock options, restricted stock units and performance stock units	3,020	4,428	3,639	4,939
Weighted average common shares outstanding, diluted	137,206	152,152	137,698	152,997

Basic net income per share from continuing operations	$0.18	$0.29	$0.34	$0.55
Diluted net income per share from continuing operations	$0.18	$0.28	$0.33	$0.53

Potential dilutive common shares of 0.5 million and 0.7 million pertaining to employee stock options and restricted stock units were excluded from the calculation of diluted earnings per share for the three months ended October 2, 2016 and September 27, 2015, respectively, because the effect would have been anti-dilutive. Potential dilutive common shares of 0.5 million pertaining to employee stock options and restricted stock units were excluded from the calculation of diluted earnings per share for the six months ended October 2, 2016 and September 27, 2015, because the effect would have been anti-dilutive.

The denominator for diluted net income per share for the three and six months ended October 2, 2016 does not include any effect from the 0.875% Convertible Senior Notes due 2022, or the Convertible Notes. In accordance with ASC 260, Earnings per Share, the Convertible Notes will not impact the denominator for diluted net income per share unless the average price of our common stock, as calculated under the terms of the Notes, exceeds the conversion price of $33.45 per share. Likewise, the denominator for diluted net income per share will not include any effect from the warrants unless the average price of our common stock, as calculated under the terms of the warrants, exceeds $48.66 per share.

The denominator for diluted net income per share for three and six months ended October 2, 2016 also does not include any effect from the convertible note hedge transaction, or the Note Hedges. In future periods, the denominator for diluted net income per share will exclude any effect of the Note Hedges, as their effect would be anti-dilutive. In the event an actual conversion of any or all of the Convertible Notes occurs, the shares that will be delivered to us under the Note Hedges are designed to neutralize the dilutive effect of the shares that the Company will issue under the Convertible Notes. Refer to Note 18 for further discussion regarding the Convertible Notes.

Note 3. Business Combination
Acquisition of Synkera Technologies, Inc.
On July 22, 2016, IDT purchased substantially all of the assets and liabilities of Synkera Technologies, Inc. (Synkera), a company engaged in developing and marketing metal oxide gas sensor technology, for total purchase consideration of approximately $2.8 million, of which $1.5 million was paid in cash at closing and $1.3 million was recorded as a liability representing the fair value of contingent cash consideration of up to $1.5 million. The contingent cash consideration will be paid based upon the achievement of certain milestones to be completed within 3.5 years. The goodwill described below is deductible for tax purposes.
The Company’s preliminary allocation of the purchase price is as follows:

(in thousands)	Estimated Fair Value	Estimated Useful Life (in years)
Developed technology	$970	5
Customer relationships	310	3
Trade name	180	1
Goodwill	1,353
Tangible assets	80
Liabilities	(119)
Total purchase price	$2,774
Pro forma results of operations for this acquisition have not been presented because the effect of the acquisition was not material to the Company's financial results.
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
The financial results of the ZMDI have been included in the Company’s Condensed Consolidated Statements of Operations from December 7, 2015, the closing date of the acquisition. The ZMDI business is primarily included in the Company's Computing, Consumer and Industrial reportable segment. Goodwill is primarily attributable to the assembled workforce of ZMDI, anticipated synergies and economies of scale expected from the operations of the combined company.
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

	Three Months Ended			Six Months Ended
(Unaudited in thousands, except per share data)	October 2, 2016	September 27, 2015		October 2, 2016	September 27, 2015
Revenues	$184,059	$199,217	*	$376,187	$379,008	*
Net income	$25,583	$44,798		$49,493	$69,128
Basic net income per share - continuing operations	$0.19	$0.3		$0.37	$0.47
Diluted net income per share - continuing operations	$0.19	$0.29		$0.36	$0.45

* Includes one-time revenue of approximately $10.3 million related to intellectual property licensing agreement with a customer for three and six months ended September 27, 2015.

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
As of October 2, 2016, the Company had a receivable of $1.5 million representing uncollected proceeds from the sale that was included under Prepayments and Other Current Assets on the Condensed Consolidated Balance Sheet. Given the term of the sale, the Company deferred the gain from this divestiture and will recognize it into discontinued operations when collectability becomes certain. The following table summarizes the components of the deferred gain which was included under Other Short-term Liabilities on the Condensed Consolidated Balance Sheet as of October 2, 2016:

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

Note 5. Other Divestitures (not accounted for as discontinued operations)
Assets and Liabilities Held for Sale
In the first quarter of fiscal 2017, the Company reclassified certain assets and liabilities of its wholly-owned subsidiary Fox Enterprises, Inc. (the disposal group) as held for sale. As a result, the long-lived assets (comprised of goodwill, intangible assets and fixed assets) included in the disposal group were fully impaired and the Company recorded total impairment charge of $0.8 million in the first quarter of fiscal 2017.
The following table presents information related to the major classes of assets and liabilities that were reclassified as held for sale on the Condensed Consolidated Balance Sheet as of October 2, 2016:

As of October 2, 2016
Cash and cash equivalents	$1,000
Accounts receivable	1,772
Inventory	312
Deferred non-current tax assets	489
Other assets	472
Total assets held for sale	$4,045
Accounts payable	$1,613
Other accrued liabilities	1,050
Total liabilities held for sale	$2,663

Subsequently, on October 3, 2016, the Company completed the sale of the disposal group for approximately $1.2 million.

Note 6. Fair Value Measurement
The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of October 2, 2016:

	Fair Value at Reporting Date Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash Equivalents and Short-Term Investments:
US government treasuries and agencies securities	$62,703	$—	$—	$62,703
Money market funds	56,363	—	—	56,363
Asset-backed securities	—	15,028	—	15,028
Corporate bonds		142,057	—	142,057
International government bonds	—	4,870	—	4,870
Corporate commercial paper	—	24,941	—	24,941
Bank deposits	—	11,767	—	11,767
Repurchase agreement	—	48	—	48
Municipal bonds	—	900	—	900
Total assets measured at fair value	$119,066	$199,611	$—	$318,677

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of April 3, 2016:

	Fair Value at Reporting Date Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash Equivalents and Short-Term Investments:
US government treasuries and agencies securities	$32,519	$—	$—	$32,519
Money market funds	124,504	—	—	124,504
Asset-backed securities	—	10,515	—	10,515
Corporate bonds	—	91,388	—	91,388
International government bonds	—	2,208	—	2,208
Corporate commercial paper	—	1,992	—	1,992
Bank deposits	—	11,711	—	11,711
Repurchase agreements	—	114	—	114
Municipal bonds	—	900	—	900
Total assets measured at fair value	$157,023	$118,828	$—	$275,851

The deferred compensation plan assets of $15.3 million and $14.6 million as of October 2, 2016 and April 3, 2016, are carried on the Condensed Consolidated Balance Sheets at their fair value which were determined on the basis of market prices observable for similar instruments and are considered Level 2 in the fair value hierarchy. See Note 17 for additional information on the Employee Benefit Plans.
The convertible notes are carried on the Condensed Consolidated Balance Sheets at their original issuance value including accreted interest, net of unamortized debt discount and issuance cost. The Convertible Notes are not marked to fair value at the end of each reporting period. The fair value of Convertible Notes was $377.2 million and $351.5 million as of October 2, 2016 and April 3,

2016, which was determined on the basis of market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy. See Note 18 for additional information on the Convertible Notes.
U.S. government treasuries and U.S. government agency securities as of October 2, 2016 and April 3, 2016 do not include any U.S. government guaranteed bank issued paper.
The securities in Level 1 are highly liquid and actively traded in exchange markets or over-the-counter markets. Level 2 fixed income securities are priced using quoted market prices for similar instruments, non-binding market prices that are corroborated by observable market data.
All of the Company’s available-for-sale investments are subject to a periodic impairment review. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. The Company did not record any impairment charges related to its available-for-sale investments in the three and six months ended October 2, 2016 and September 27, 2015.

Note 7. Investments
Available-for-Sale Securities
Available-for-sale investments at October 2, 2016 were as follows:

(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government treasuries and agencies securities	$62,660	$77	$(34)	$62,703
Money market funds	56,363	—	—	56,363
Asset-backed securities	14,992	36	—	15,028
Corporate bonds	141,899	286	(128)	142,057
International government bonds	4,845	25	—	4,870
Corporate commercial paper	25,014	—	(73)	24,941
Bank deposits	11,767	—	—	11,767
Repurchase agreements	48	—	—	48
Municipal bonds	900	—	—	900
Total available-for-sale investments	318,488	424	(235)	318,677
Less amounts classified as cash equivalents	(58,315)	—	—	(58,315)
Short-term investments	$260,173	$424	$(235)	$260,362

Available-for-sale investments at April 3, 2016 were as follows:

(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government treasuries and agencies securities	$32,374	$146	$(1)	$32,519
Money market funds	124,504	—	—	124,504
Asset-backed securities	10,518	4	(7)	10,515
Corporate bonds	91,321	246	(179)	91,388
International government bonds	2,195	13	—	2,208
Corporate commercial paper	1,992	—	—	1,992
Bank deposits	11,711	—	—	11,711
Repurchase agreements	114	—	—	114
Municipal bonds	900	—	—	900
Total available-for-sale investments	275,629	409	(187)	275,851
Less amounts classified as cash equivalents	(124,618)	—	—	(124,618)
Short-term investments	$151,011	$409	$(187)	$151,233

The cost and estimated fair value of available-for-sale securities at October 2, 2016, by contractual maturity, were as follows:

(in thousands)	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$127,225	$127,152
Due in 1-2 years	75,786	75,883
Due in 2-5 years	115,477	115,642
Total investments in available-for-sale securities	$318,488	$318,677

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses as of October 2, 2016, aggregated by investment category and length of time that individual securities have been in a continuous loss position.

	Less Than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$64,389	$(128)	$—	$—	$64,389	$(128)
U.S. government treasuries and agencies securities	36,109	(34)	—	—	36,109	(34)
Corporate commercial paper	$6,927	$(73)	$—	$—	$6,927	$(73)
Total	$107,425	$(235)	$—	$—	$107,425	$(235)

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

Currently, a significant portion of the Company’s available-for-sale investments that it holds are high grade instruments.  As of October 2, 2016, the unrealized losses on the Company’s available-for-sale investments represented an insignificant amount in relation to its total available-for-sale portfolio. Substantially all of the Company’s unrealized losses on its available-for-sale marketable debt instruments can be attributed to fair value fluctuations in an unstable credit environment that resulted in a decrease in the market liquidity for debt instruments.  Because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, the Company did not consider these investments to be other-than-temporarily impaired at October 2, 2016 and April 3, 2016.
Non-marketable Equity Securities
As of October 2, 2016 and April 3, 2016, the Company holds capital stock of privately-held companies with total amount of $10.0 million. These investments in stocks (included under Other Assets on the Condensed Consolidated Balance Sheets) are accounted for as cost-method investments, as the Company owns less than 20% of the voting securities and does not have the ability to exercise significant influence over operating and financial policies of each entity. The Company did not record any impairment charge for these investments during the three and six months ended October 2, 2016 and September 27, 2015.

During the quarter ended October 2, 2016, the Company purchased investment in convertible notes amounting to $2.0 million, of a privately-held company to which it currently holds capital stock. Subsequently, on October 31, 2016, the total principal amount of the notes including accrued interests automatically converted into shares of common stock for a total amount of $2.0 million.

Note 8. Accounts Receivable
The Company assumed an agreement with a financial institution to sell certain of its trade receivables from customers with limited, non-credit-related recourse provisions as part of an acquisition during the quarter ended January 3, 2016. The agreement was subsequently terminated on September 30, 2016. Total receivables sold under the factoring facility during the three and six months ended October 2, 2016 was $7.7 million and $26.2 million, respectively. Total collections from sale of receivables and from deferred purchase payment during the quarter ended October 2, 2016 were $14.8 million and $1.5 million, respectively. Total collections from sale of receivables and from deferred purchase payment during the six months ended October 2, 2016 were $33.3 million and $3.4 million, respectively. Under the terms of the factoring agreement, the total available amount of the factoring facility as of April 3, 2016 was $1.9 million. The sales of accounts receivable in accordance with the factoring agreement are reflected as a reduction of Accounts Receivable, net in the Condensed Consolidated Balance Sheets as they meet the applicable criteria of ASC 860, Transfers and Servicing. Collections of deferred purchase payment are included in the change in accounts receivable under the operating activities section of the Condensed Consolidated Statements of Cash Flows. The amount due from the factoring institution was $0.8 million as of April 3, 2016, and was shown in Prepayments and Other Current Assets in the Condensed Consolidated Balance Sheets. As the result of terminating the agreement, the total available amount of the factoring facility and the amount due from the factoring institution were zero as of October 2, 2016. The Company paid factoring fees associated with the sale of receivables based on the value of the receivables sold. Such fees are not material for the three and six months ended October 2, 2016.
Note 9. Stock-Based Employee Compensation
Equity Incentive Programs
The Company currently issues awards under two equity-based plans in order to provide additional incentive and retention to directors and employees who are considered to be essential to the long-range success of the Company. These plans are further described below.
2004 Equity Plan (2004 Plan)
Options granted by the Company under the 2004 Plan generally expire seven years from the date of grant and generally vest over a four-year period from the date of grant, with one-quarter of the shares of common stock vesting on the first year anniversary of the grant date and the remaining shares vesting monthly for the 36 months thereafter. The exercise price of the options granted by the Company under the 2004 Plan shall not be less than 100% of the fair market value for a common share subject to such option on the date the option is granted. Full value awards made under the 2004 Plan shall become vested over a period of not less than 3 years (or, if vesting is performance-based, over a period of not less than one year) following the date such award is made; provided, however, that full value awards that result in the issuance of an aggregate of up to 5% of common stock available under the 2004 Plan may be granted to any one or more participants without respect to such minimum vesting provisions. As of October 2, 2016, there were 5.2 million shares available for future grant under the 2004 Plan.
Compensation Expense
The following table summarizes stock-based compensation expense by line items appearing in the Company’s Condensed Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
(in thousands)	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Cost of revenue	$802	$645	$1,581	$1,327
Research and development	3,191	3,543	7,499	7,175
Selling, general and administrative	5,188	4,393	10,616	7,946
Discontinued operations	—	—	—	(32)
Total stock-based compensation expense	$9,181	$8,581	$19,696	$16,416
The amount of stock-based compensation expense that was capitalized during the periods presented above was not material.

Stock Options
The following is a summary of the Company's stock option activity and related weighted average exercise prices for each category:

	Six Months Ended October 2, 2016
(shares in thousands)	Shares	Price
Beginning stock options outstanding	2,594	$10.47
Exercised (1)	(817)	6.91
Canceled	(88)	14.21
Ending stock options outstanding	1,689	$11.99
Ending stock options exercisable	1,163	$10.08

(1)	Upon exercise, the Company issues new shares of common stock.
As of October 2, 2016, the unrecognized compensation cost related to non-vested stock options, net of estimated forfeitures, was $0.9 million and will be recognized over a weighted-average period of approximately 1.0 year.
As of October 2, 2016, stock options vested and expected to vest totaled approximately 1.6 million with a weighted-average exercise price of $11.75 and a weighted-average remaining contractual life of 3.71 years. The aggregate intrinsic value was approximately $18.5 million.
As of October 2, 2016, fully vested stock options totaled approximately 1.2 million with a weighted-average exercise price of $10.08 and a weighted-average remaining contractual life of 3.23 years. The aggregate intrinsic value was approximately $15.1 million.
Restricted Stock Units
Restricted stock units granted by the Company under the 2004 Plan generally vest over at least a three-year period from the grant date with one-third of restricted stock units vesting on each one-year anniversary. As of October 2, 2016, 4.0 million restricted stock unit awards were outstanding under the 2004 Plan.
The following table summarizes the Company's restricted stock unit activity and related weighted-average exercise prices for each category for the six months ended October 2, 2016:

	Six Months Ended October 2, 2016
(shares in thousands)	Shares	Weighted-average grant date fair value per share
Beginning RSUs outstanding	3,693	$16.09
Granted	1,708	20.26
Released	(1,138)	13.82
Forfeited	(304)	17.49
Ending RSUs outstanding	3,959	$18.43
As of October 2, 2016, restricted stock units expected to vest totaled approximately 3.3 million with a weighted-average remaining contract life of 1.58 years. The aggregate intrinsic value was approximately $76.4 million.
As of October 2, 2016, the unrecognized compensation cost related to restricted stock units granted under the Company’s equity incentive plan was approximately $36.2 million, net of estimated forfeitures, and is expected to be recognized over a weighted-average period of 1.70 years.
Performance-Based Stock Units
In fiscal 2013, the Compensation Committee of the Board of Directors of IDT approved the Company's Key Talent Incentive Plan (Incentive Plan). The Incentive Plan provides for the grant of performance-based stock units under the 2004 Plan which vest and convert into one share of the Company's common stock based on the level of achievement of pre-established performance goals during a specified performance period. The initial performance period under the Incentive Plan is the Company's fourth quarter of fiscal 2013 through the fourth quarter of fiscal 2016 for which performance goals relate to cumulative revenue targets for a specific product group. Any shares of Company common stock earned by performance stock unit holders will vest and be issued quarterly based on the achievement of the performance goals. Management evaluates, on a quarterly basis, the likelihood of the

Company meeting its performance metrics in determining stock-based compensation expense for the Incentive Plan. The performance-based stock units that were granted under the Incentive Plan have vested in the first quarter of fiscal 2017 based on actual achievement of the performance goals, and the expense associated with that had been fully amortized as of July 3, 2016.

	Six Months Ended October 2, 2016
(shares in thousands)	Shares	Weighted-average grant date fair value per share
Beginning PSUs outstanding	204	$9.04
Released	(78)	7.85
Forfeited	(126)	7.74
Ending PSUs outstanding	—	$—
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
As of October 2, 2016, the total market-based stock units outstanding were approximately 0.7 million.
As of October 2, 2016, market-based stock units vested and expected to vest totaled approximately 0.6 million with a weighted-average remaining contract life of 1.39 years. The aggregate intrinsic value was approximately $14.8 million.
As of October 2, 2016, the unrecognized compensation cost related to market-based stock units granted under the Company’s equity incentive plans was approximately $9.7 million, net of estimated forfeitures, and is expected to be recognized over a weighted-average period of 1.45 years.
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
Activity under the Company's ESPP for the six months ended October 2, 2016 is summarized in the following table:

(in thousands, except per share amounts)
Number of shares issued	280
Average issuance price	$16.96
Number of shares available at October 2, 2016	3,492

Note 10. Stockholders' Equity
Stock Repurchase Program. In April 2015, the Company's Board of Directors approved a new share repurchase program authorization for $300 million. In October 2015, the Company's Board of Directors approved an increase in the share repurchase authorization by another $300 million. In the three and six months ended October 2, 2016, the Company repurchased 1.2 million shares for $23.8 million and 2.7 million shares for $54.4 million, respectively. As of October 2, 2016, approximately $131.3 million was available for future purchase under the new share repurchase program. Shares repurchased were recorded as treasury stock and resulted in a reduction of stockholder's equity.

Note 11. Balance Sheet Detail

(in thousands)	October 2, 2016	April 3, 2016
Inventories, net
Raw materials	$3,153	$3,251
Work-in-process	27,105	29,408
Finished goods	13,777	21,584
Total inventories, net	$44,035	$54,243

Property, plant and equipment, net
Land	$11,535	$11,535
Machinery and equipment	257,354	250,628
Building and leasehold improvements	49,795	49,015
Total property, plant and equipment, gross	318,684	311,178
Less: accumulated depreciation (1)	(243,269)	(237,301)
Total property, plant and equipment, net	$75,415	$73,877

Other accrued liabilities
Accrued restructuring costs (2)	$15,649	$2,641
Other (3)	14,435	12,333
Total other accrued liabilities	$30,084	$14,974

Other long-term obligations
Deferred compensation related liabilities	$14,835	$13,052
Other (4)	6,601	10,402
Total other long-term liabilities	$21,436	$23,454

(1) Depreciation expense was $5.0 million and $4.2 million for the three months ended October 2, 2016 and September 27, 2015, respectively. Depreciation expense was $10.2 million and $8.6 million for the six months ended October 2, 2016 and September 27, 2015.
(2) Includes current portion of accrued severance costs related to integration and other restructuring actions. Refer to Note 15.
(3) Other current liabilities consist primarily of accrued royalties and outside commissions, current portion of supplier obligations, current portion of capital lease payable, and other accrued unbilled expenses.
(4) Other long-term obligations consist primarily of non-current portion of capital lease payable, non-current deferred gain, non-current portion of severance costs related to restructuring actions, non-current income tax payable and other long-term accrued liabilities.

Note 12. Deferred Income on Shipments to Distributors
Included in the caption “Deferred income on shipments to distributors” on the Condensed Consolidated Balance Sheets are amounts related to shipments to certain distributors for which revenue is not recognized until the Company's product has been sold by the distributor to an end customer. The components of deferred income on shipments to distributors as of October 2, 2016 and April 3, 2016 are as follows:

(in thousands)	October 2, 2016	April 3, 2016
Gross deferred revenue	$11,377	$9,460
Gross deferred costs	(4,152)	(2,454)
Deferred income on shipments to distributors	$7,225	$7,006

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

Note 13. Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component, net of tax, for the six months ended October 2, 2016 consisted of the following:

(in thousands)	Cumulative translation adjustments	Unrealized gain on available-for-sale investments	Pension adjustments	Total
Balance, April 3, 2016	$(4,001)	$222	$65	$(3,714)
Other comprehensive income (loss) before reclassifications	(1,142)	360	—	(782)
Amounts reclassified out of accumulated other comprehensive income	—	(393)	—	(393)
Net current-period other comprehensive loss	(1,142)	(33)	—	(1,175)
Balance as of October 2, 2016	$(5,143)	$189	$65	$(4,889)

Comprehensive income components consisted of:

(in thousands)	Six Months Ended October 2, 2016	Location
Unrealized holding gains on available-for-sale investments	$(393)	interest and other, net

Note 14. Goodwill and Intangible Assets, Net
Goodwill balances by reportable segment as of October 2, 2016 and April 3, 2016 are as follows:

	Reportable Segments
(in thousands)	Communications	Computing, Consumer and Industrial	Total
Balance as of April 3, 2016	$122,848	$182,885	$305,733
Impairment - the Disposal Group (see Note 5)	(161)	—	(161)
Additions - Synkera acquisition (see Note 3)	—	1,353	1,353
Balance as of October 2, 2016	$122,687	$184,238	$306,925
Goodwill balances as of October 2, 2016 and April 3, 2016 are net of $920.5 million and $920.3 million, respectively, in accumulated impairment losses.
Intangible asset balances as of October 2, 2016 and April 3, 2016 are summarized as follows:

	October 2, 2016
(in thousands)	Gross Assets	Impairment	Accumulated Amortization	Net Assets
Purchased intangible assets:
Developed technology	$280,484	(315)	$(211,733)	$68,436
Trademarks	5,391	—	(5,129)	262
Customer relationships	173,097	(21)	(133,973)	39,103
Intellectual property licenses	11,550	—	(2,835)	8,715
Order backlog	5,800	—	(5,130)	670
Total purchased intangible assets	$476,322	(336)	$(358,800)	$117,186

	April 3, 2016
(in thousands)	Gross Assets	Accumulated Amortization	Net Assets
Purchased intangible assets:
Developed technology	$279,514	$(205,307)	$74,207
Trademarks	5,211	(4,576)	635
Customer relationships	172,787	(130,745)	42,042
Intellectual property licenses	11,400	(1,819)	9,581
Order backlog	5,800	(4,504)	1,296
Total purchased intangible assets	$474,712	$(346,951)	$127,761

As a result of the acquisition of Synkera, the Company recognized additional intangible assets with total original value of $1.4 million during the three months ended October 2, 2016 (see Note 3).
Amortization expense for the three months ended October 2, 2016 and September 27, 2015 was $5.8 million and $1.6 million, respectively. Amortization expense for the six months ended October 2, 2016 and September 27, 2015 was $11.8 million and $2.5 million, respectively.
During the first quarter of fiscal 2017, the Company recorded an impairment charge of $0.2 million and $0.3 million in the carrying value of goodwill and intangible assets, respectively, as a result of reclassifying a disposal group as held for sale. Refer to Note 5 for additional information.
The intangible assets are being amortized over estimated useful lives of 1 to 7.5 years.

Based on the intangible assets recorded at October 2, 2016, and assuming no subsequent additions to or impairment of the underlying assets, the remaining estimated amortization expense is expected to be as follows (in thousands):

Fiscal Year	Amount
2017 (Remaining 6 months)	$11,343
2018	19,669
2019	19,211
2020	18,785
2021 and thereafter	48,178
Total purchased intangible assets	$117,186

Note 15. Restructuring
The following table shows the provision of the restructuring charges and the liability remaining as of October 2, 2016:

(in thousands)	Continuing Operations	Discontinued Operations (HSC)	Total
Balance as of April 3, 2016	$1,282	$1,534	$2,816
Provision	17,082	—	17,082
Payments and other adjustments	(3,440)	(108)	(3,548)
Balance as of October 2, 2016	$14,924	$1,426	$16,350
As part of an effort to streamline operations with changing market conditions and to create a more efficient organization, the Company has undertaken restructuring actions to reduce its workforce and consolidate facilities.  The Company’s restructuring expenses consist primarily of severance and termination benefit costs related to the reduction of its workforce.
Integration-related Restructuring Plan
In the first quarter of fiscal 2017, the Company prepared a workforce-reduction plan with respect to employees of its Automotive and Industrial business (formerly ZMDI) in Germany. The plan which required consultation with the German Works Council was approved by the German Works Council as of July 3, 2016. Also, the details of the plan were communicated to the affected employees as of July 3, 2016. The plan identified the number of employees to be terminated, their job classification or function, their location and the date that the plan is expected to be completed. The plan also established the terms of the benefit arrangement in sufficient details to enable the employees to determine the type and amount of benefits that they would receive if terminated. In addition, the actions required to complete the plan indicated that it was unlikely that substantial changes to the plan would be made after communication of the employees. Accordingly, the Company accrued restructuring charges in accordance with ASC 420, Exit and Disposal Cost Obligations. The restructuring charges recorded in the Condensed Consolidated Statements of Operations, in connection with the workforce-reduction plan, were approximately $5.5 million for six months ended October 2, 2016, for a total 49 employees. During six months ended October 2, 2016, the Company paid $1.0 million related to these actions. The Company expects to complete these actions by the fourth quarter of fiscal 2017.
During fiscal 2016, the Company began the implementation of planned cost reduction and restructuring activities in connection with the acquisition of ZMDI. The Company recorded charges of approximately $6.9 million of employee termination cost for two former executives of ZMDI and 36 employees for the fiscal year ended April 3, 2016. During six months ended October 2, 2016, the Company paid $0.9 million related to these actions. As of October 2, 2016, the total accrued balance for employee severance cost related to these actions was $0.2 million. The Company expects to complete these actions by the third quarter of fiscal 2017.

Radio Frequency Business
In the first quarter of fiscal 2017, the Company prepared a workforce-reduction plan with respect to employees of its Radio Frequency business in France. The plan sets forth the general parameters, terms and benefits for employee dismissals. The plan which required consultation with the French Works Council has been submitted to the French Works Council in June 2016. The Company determined that an ongoing benefit arrangement existed as the affected employees are being protected under the provisions of prior plan and the minimum statutory requirement. Accordingly, the Company recorded employee severance costs associated with these activities in accordance with ASC 712, Compensation - Nonretirement Post Employment Benefits. During the three months and six months ended October 2, 2016, the Company recorded in the Condensed Consolidated Statement of Operations, approximately $2.2 million and $7.4 million related to minimum statutory termination benefits, for a total of 13 employees.
Other
During the three months ended October 2, 2016, the Company recorded charges of $2.8 million and reduced headcount by 57 employees. As of October 2, 2016, the total accrued balance for employee severance costs related to these actions was $2.7 million. The Company expects to complete these actions by the first quarter of fiscal 2018.
During the three months ended July 3, 2016, the Company recorded charges of $1.2 million and reduced headcount by 9 employees. During the six months ended October 2, 2016, the Company paid $1.0 million related to these actions. As of October 2, 2016, the total accrued balance for employee severance costs related to these actions was $0.2 million. The Company expects to complete these actions by the end of fiscal 2017.
HSC Business
In fiscal 2015, the Company prepared a workforce-reduction plan with respect to employees of its HSC business in France and the Netherlands. The Company expects to complete the action by December 2017.
Note 16. Commitments and Contingencies
Warranty
The Company maintains an accrual for obligations it incurs under its standard product warranty program and customer, part, or process specific matters. The Company’s standard warranty period is one year, however in certain instances the warranty period may be extended to as long as two years. Management estimates the fair value of the Company’s warranty liability based on actual past warranty claims experience, its policies regarding customer warranty returns and other estimates about the timing and disposition of product returned under the standard program. Customer, part, or process specific accruals are estimated using a specific identification method. Historical profit and loss impact related to warranty returns activity has been minimal. The total warranty accrual was $0.3 million as of October 2, 2016 and April 3, 2016.
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
As of October 2, 2016, the Company is also a party to various other legal proceedings and claims arising in the normal course of business. With regard to these or future litigation matters that may arise, potential liability and probable losses or ranges of possible losses due to an unfavorable litigation outcome cannot be reasonably estimated at this time. Generally, litigation is subject to inherent uncertainties, and no assurance can be given that the Company will prevail in the Maxim lawsuit or any other particular lawsuit or claim. Pending lawsuits, claims as well as potential future litigation, could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's financial condition, results of operations or cash flows.
Note 17. Employee Benefit Plans
401(k) Plan
The Company sponsors a 401(k) retirement matching plan for qualified domestic employees.  The Company recorded expenses of approximately $1.6 million and $1.5 million in matching contributions under the plan during the six months ended October 2, 2016 and September 27, 2015, respectively.
Deferred Compensation Plans
Effective November 1, 2000, the Company established an unfunded deferred compensation plan to provide benefits to executive officers and other key employees. Under the plan, participants can defer any portion of their salary and bonus compensation into the plan and may choose from a portfolio of funds from which earnings are measured. Participant balances are always 100% vested. As of October 2, 2016 and April 3, 2016, obligations under the plan totaled approximately $14.8 million and $13.1 million. Additionally, the Company has set aside assets in a separate trust that is invested in corporate owned life insurance intended to substantially fund the liability under the plan. As of October 2, 2016 and April 3, 2016, the deferred compensation plan assets were approximately $15.3 million and $14.6 million respectively.
During the first quarter of fiscal 2013, the Company assumed a deferred compensation plan associated with the acquisition of Fox. Under this plan, participants in retirement are entitled to receive a fixed amount from the Company on a monthly basis. The Company has purchased life insurance policies with the intention of funding the liability under this plan. As of October 2, 2016 and April 3, 2016, the deferred compensation plan assets under this plan were approximately $0.4 million. As of October 2, 2016 and April 3, 2016, the deferred compensation plan liabilities under this plan were approximately $0.9 million.
International Employee Benefit Plans
The Company sponsors defined-benefit pension plans, defined-contribution plans, multi-employer plans and other post-employment benefit plans covering employees in certain of the Company's international locations. As of October 2, 2016 and April 3, 2016, the net liability for all of these international benefit plans totaled $0.7 million and $0.8 million, respectively.

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
The Convertible Notes are governed by the terms of an indenture, dated November 4, 2015 (“Indenture”), between the Company and a trustee. The Convertible Notes are the senior unsecured obligations of the Company and bear interest at a rate of 0.875% per annum, payable semi-annually in arrears on May 15 and November 15 of each year, commencing May 15, 2016. The Convertible Notes will mature on November 15, 2022, unless earlier repurchased or converted. At any time prior to the close of business on the business day immediately preceding August 15, 2022, holders may convert their Convertible Notes at their option only under the certain circumstances as defined in the Indenture. On or after August 15, 2022 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time, regardless of such circumstances.
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
As of October 2, 2016, none of the conditions allowing holders of the Notes to convert had been met.
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

The following table includes total interest expense recognized related to the Convertible Notes during the three and six months period ended October 2, 2016 (in thousands):

	Three Months Ended October 2, 2016	Six Months Ended October 2, 2016
Contractual interest expense	$818	$1,636
Amortization of debt issuance costs	270	540
Amortization of debt discount	3,038	6,037
	$4,126	$8,213

The net liability component of Convertible Notes is comprised of the following as of October 2, 2016 and April 3, 2016 (in thousands):

	October 2, 2016	April 3, 2016
Net carrying amount at beginning of the period	$272,221	$266,867
Amortization of debt issuance costs during the period	540	450
Amortization of debt discount during the period	6,037	4,904
	$278,798	$272,221

During the six month ended October 2, 2016, the Company paid contractual interest on the Convertible Note of approximately $1.7 million.

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
The Bond Hedges are generally expected to reduce the potential dilution upon conversion of the Convertible Notes and/or offset any payments in cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election, that the Company is required to make in excess of the principal amount of the Convertible Notes upon conversion of any Convertible Notes, as the case may be, in the event that the market price per share of common stock, as measured under the terms of the Bond

Hedges, is greater than the strike price ($33.45) of the Bond Hedges, which initially corresponds to the conversion price of the Convertible Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the Convertible Notes. The Warrant Transactions will separately have a dilutive effect to the extent that the market value per share of common stock, as measured under the terms of the Warrant Transactions, exceeds the applicable strike price of the warrants issued pursuant to the Warrant Transactions (the “Warrants”). The initial strike price of the Warrants is $48.66 per share. As of October 2, 2016, no warrants have been exercised.
Note 19. Income Taxes
During the three and six months ended October 2, 2016, the Company recorded an income tax expense of $0.2 million and income tax benefit of $3.4 million, respectively. The Company recorded an income tax expense of $0.6 million and $1.0 million in the three and six months ended September 27, 2015, respectively.
The Company’s effective tax rate was significantly less than the U.S. federal statutory rate of 35% in all periods primarily due to the benefits of lower-taxed earnings in foreign jurisdictions, including Malaysia, where a tax holiday is in effect through fiscal 2021.
The income tax benefit recorded in the six months ended October 2, 2016 was primarily due to the tax benefit on severance cost recorded in the period. Additionally, in the three and six months ended October 2, 2016, stock-based compensation excess tax benefits of $0.3 million and $1.8 million, respectively, were reflected in the Condensed Consolidated Statements of Operations as a component of the income tax benefit as a result of the early adoption of ASU 2016-09. Refer to Note 1 for more details regarding the adoption of ASU 2016-09.
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
As of October 2, 2016, the Company continues to maintain a valuation allowance against the Company's net deferred tax assets in certain foreign and state jurisdictions, as the Company is not able to conclude that it is more likely than not that these deferred tax assets will be realized. The Company reached this decision based on judgment, which included consideration of historical operating results and projections of future profits. The Company will continue to monitor the need for the valuation allowance on a quarterly basis.
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
During the quarter ended October 2, 2016, the Company closed out all positions as part of the examination of the Company's Singapore income tax returns for the fiscal years 2009 through 2012. The outcome did not have a material effect on the Company’s financial position, cash flows or results of operations.
As of October 2, 2016, the Company is under examination in Germany for calendar years 2012 through 2014, in Malaysia for fiscal year 2013 and 2014, and in India for fiscal year 2015. Although the final outcome of each examination is uncertain, based on currently available information, the Company believes that the ultimate outcome will not have a material adverse effect on its financial position, cash flows or results of operations.
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

The tables below provide information about these segments:

Revenues by segment	Three Months Ended		Six Months Ended
(in thousands)	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Communications	$65,374	$72,271	$144,194	$137,164
Computing, Consumer and Industrial	118,685	97,227	231,993	193,241
Total revenues	$184,059	$169,498	$376,187	$330,405

Income by segment from continuing operations	Three Months Ended		Six Months Ended
(in thousands)	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Communications	$20,685	$27,401	$49,173	$50,351
Computing, Consumer and Industrial	27,138	25,417	50,430	49,686
Unallocated expenses:
Amortization of intangible assets	(5,246)	(751)	(11,021)	(1,583)
Inventory fair market value adjustment	(520)	—	(2,915)	—
Assets impairment and recoveries	—	28	(870)	(119)
Stock-based compensation expense	(9,181)	(8,581)	(19,696)	(16,447)
Severance and facility closure costs	(5,002)	(2,048)	(16,939)	(2,969)
Acquisition-related costs and other	(72)	—	(72)	—
Deferred compensation plan income, net	(18)	—	(29)	—
Interest and other income (expense), net	(3,014)	1,568	(5,902)	3,270
Income from continuing operations, before income taxes	$24,770	$43,034	$42,159	$82,189

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

Revenues from unaffiliated customers by geographic area, based on the customers' shipment locations, were as follows:

	Three Months Ended		Six Months Ended
(in thousands)	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Hong Kong	$61,721	$73,797	135,650	$147,751
Korea	18,809	23,581	35,515	37,593
Rest of Asia Pacific	63,070	41,508	121,125	80,347
Americas (1)	17,187	16,950	37,640	38,695
Europe	23,272	13,662	46,257	26,019
Total revenues	$184,059	$169,498	$376,187	$330,405

(1)
The revenues from the customers in the U.S. were $15.5 million and $15.6 million in the three months ended October 2, 2016 and September 27, 2015, respectively. The revenue from the customers in U.S. was $34.2 million and $36.3 million in the six months ended October 2, 2016 and September 27, 2015.

The Company utilizes global and regional distributors around the world, that buy products directly from the Company on behalf of their customers. Three distributors, Uniquest, Avnet and its affiliates, and SK Hynix and its affiliates accounted for 13%, 11%, and 10% respectively, of the Company's revenues in the three months ended October 2, 2016. Two distributors, Uniquest and Avnet and its affiliates each accounted for 12% of the Company's revenues in the six months ended October 2, 2016. Three distributors, Uniquest, SK Hynix and its affiliates, and Avnet and its affiliates accounted for 16%, 15% and 12%, respectively, of the Company's revenues in the three months ended September 27, 2015. Three distributors, Uniquest, SK Hynix and its affiliates, and Avnet and its affiliates accounted for 19%, 13%, and 12% in the six months ended September 27, 2015.
At October 2, 2016, one distributor represented approximately 11% of the Company’s gross accounts receivable. At April 3, 2016, two distributors represented approximately 12% and 10%, respectively, of the Company’s gross accounts receivable.
The Company’s significant operations outside of the United States include test facilities in Malaysia and Germany, design centers in Canada and China, and sales subsidiaries in Japan, APAC and Europe. The Company's net property, plant and equipment, are summarized below by geographic area:

(in thousands)	October 2, 2016	April 3, 2016
United States	$38,637	$38,735
Malaysia	21,209	20,150
Germany	9,968	9,235
Canada	3,644	3,781
All other countries	1,957	1,976
Total property, plant and equipment, net	$75,415	$73,877

Note 21. Interest Income and Other, Net
The components of interest income and other, net are summarized as follows:

	Three Months Ended		Six Months Ended
(in thousands)	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Interest income	$773	$1,054	$1,373	$2,089
Other income(loss), net	847	(38)	1,899	745
Interest income and other, net	$1,620	$1,016	$3,272	$2,834
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
This discussion and analysis should be read in conjunction with our Consolidated Financial Statements and accompanying Notes included in this report and the Audited Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended April 3, 2016 filed with the SEC on May 20, 2016. Operating results for the three and six months ended October 2, 2016 are not necessarily indicative of operating results for an entire fiscal year.
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
For a discussion of our critical accounting policies, see Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended April 3, 2016 and our Condensed Consolidated Financial Statements and accompanying Notes included in this report. We believe that these accounting policies are "critical," as defined by the SEC, in that they are both highly important to the portrayal of our financial condition and results, and they require difficult management judgments, estimates and assumptions about matters that are inherently uncertain. Except for the newly adopted accounting policies discussed in Note 1 to the Condensed Consolidated Financial Statements included in this report, we believe that there have been no other significant changes during the three months ended October 2, 2016 to the items that we disclosed as our critical accounting policies in our Annual Report on Form 10-K for the fiscal year ended April 3, 2016.
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
Recent developments
Subsequent Event - Divestiture of Fox's Organic Business
On October 3, 2016, we completed the sale of Fox's organic business (the disposal group) for approximately $1.2 million. The assets and liabilities related to the disposal group were reported as held for sale on our Condensed Consolidated Balance Sheet as of October 2, 2016. See Note 5 for details.
Acquisition of Synkera Technologies, Inc.
On July 22, 2016, we purchased substantially all of the assets and liabilities of Synkera Technologies, Inc., a company engaged in developing and marketing metal oxide gas sensor technology, for total purchase consideration of approximately $2.8 million, of which $1.5 million was paid in cash at closing and $1.3 million was recorded as a liability representing the fair value of contingent cash consideration of up to $1.5 million. The contingent cash consideration will be paid based upon the achievement of certain milestones to be completed within 3.5 years.
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
As of October 2, 2016, we had a receivable of $1.5 million representing uncollected proceeds from the sale that was included under Other Assets on the Condensed Consolidated Balance Sheet. Given the term of the sale, we deferred the gain from this divestiture amounting to $1.4 million and will recognize it into discontinued operations when collectability becomes certain.
The HSC business was included in the Communications reportable segment. For financial statements purposes, the results of operations for the HSC business have been segregated from those of the continuing operations and are presented in the condensed consolidated financial statements as discontinued operations.

Overview
The following table and discussion provide an overview of our operating results from continuing operations for three and six months ended October 2, 2016 and September 27, 2015:

	Three Months Ended		Six Months Ended
(in thousands, except for percentage)	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Revenues	$184,059	$169,498	$376,187	$330,405
Gross profit	$106,532	$106,546	$214,881	$205,780
As a % of revenues	58%	63%	57%	62%
Operating income	$27,367	$42,018	$47,252	$79,355
As a % of revenues	15%	25%	13%	24%
Net income from continuing operations	$24,591	$42,423	$45,538	$81,143
As a % of revenues	13%	25%	12%	25%

Our revenues increased by $14.6 million, or 9%, to $184.1 million in the quarter ended October 2, 2016 compared to the quarter ended September 27, 2015. The increase was primarily due to revenue contribution from our automotive/industrial/sensing products, and higher revenue from our wireless power and radio frequency products. These increases were partly offset by decreased revenue as a result of lower demand for our memory interface, communications timing and RapidIO switching solutions products. Gross profit percentage decreased for the three months ended October 2, 2016 compared to the same period in fiscal 2016 primarily due to product mix and to certain costs related to the acquisition of ZMDI such as amortization of intangibles, amortization of fair value markup on inventory and severance expense.

Results of Continuing Operations
Revenues

Revenues by segment:	Three Months Ended		Six Months Ended
(in thousands)	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Communications	$65,374	$72,271	$144,194	$137,164
Computing, Consumer and Industrial	118,685	97,227	231,993	193,241
Total revenues	$184,059	$169,498	$376,187	$330,405

Product groups representing greater than 10% of net revenues:	Three Months Ended		Six Months Ended
As a percentage of net revenues	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
		(a)		(a)
Communications:
Communications timing products	10%	12%	10%	13%
Serial RapidIO products	10%	14%	11%	11%
All others less than 10% individually	16%	17%	17%	18%
Total communications	36%	43%	38%	42%

Computing, Consumer and Industrial:
Consumer and computing timing products	*	*	*	10%
Memory interface products	27%	35%	26%	36%
Wireless power products	11%	*	11%	*
Automotive/industrial/sensing products	13%	—%	13%	—%
All others less than 10% individually	13%	22%	12%	12%
Total computing and consumer	64%	57%	62%	58%

Total	100%	100%	100%	100%
* Represent less than 10% of net revenues
(a) Prior period numbers have been adjusted to conform to our current organizational structure.
Communications Segment
Revenues in our Communications segment decreased $6.9 million, or 10%, to $65.4 million in the quarter ended October 2, 2016 as compared to the quarter ended September 27, 2015. The decrease was primarily due to $5.3 million decrease in shipments of our RapidIO switching solutions products, $2.4 million decrease in our communications timing products and $2.3 decrease in our legacy products. These decreases were offset in part by $3.0 million increase in our radio frequency products.
Revenues in our Communications segment increased 7.0 million, or 5%, to $144.2 million in the six months ended October 2, 2016 as compared to the six months ended September 27, 2015. The increase was primarily due to $8.3 million increase in our radio frequency products and $6.4 million increase in shipments of our RapidIO switching solutions products. These increases were offset in part by $4.4 million decrease in our legacy products and $3.4 million decrease in our communications timing products as a result of lower demand.
Computing, Consumer and Industrial Segment
Revenues in our Computing, Consumer and Industrial segment increased $21.5 million, or 22% to $118.7 million in the quarter ended October 2, 2016 as compared to the quarter ended September 27, 2015. The increase was primarily due to $24.3 million revenue contribution from our automotive/industrial/sensing products and $5.2 million revenue from wireless power products. These increases were offset in part by $9.4 million decrease in memory interface product revenues as a result of weaker demand.
Revenues in our Computing, Consumer and Industrial segment increased $38.8 million, or 20%, to $232.0 million in the six months ended October 2, 2016 as compared to the six months ended September 27, 2015. The increase was primarily due to $47.9 million revenue contribution from our automotive/industrial/sensing products and $15.7 million revenue from wireless power products. These increases were offset in part by $22.7 million decrease in memory interface product revenues as a result of weaker demand.

Revenues by Region
Revenues, based on shipped to locations, in Hong Kong, Korea, rest of APAC, Americas and Europe accounted for 34%, 10%, 34%, 9% and 13%, respectively, of consolidated revenues in the quarter ended October 2, 2016 compared to 44%, 14%, 24%, 10% and 8%, respectively, of our consolidated revenues in the quarter ended September 27, 2015. The APAC region continues to be our largest region, as many of our customers utilize manufacturers in that region.
Revenues in the six months ended October 2, 2016 increased primarily in APAC (excluding Hong Kong and Korea) as compared to the six months ended September 27, 2015. Revenues in Hong Kong, Korea, rest of APAC, Americas, and Europe accounted for 36%, 10%, 32%, 10% and 12%, respectively, of consolidated revenues in the six months ended October 2, 2016 compared to 45%, 11%, 24%, 12% and 8% of our consolidated revenues in the six months ended September 27, 2015. The APAC region continues to be our strongest region, as many of our largest customers utilize manufacturers in that region.
Gross Profit

	Three Months Ended		Six Months Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Gross Profit (in thousands)	$106,532	$106,546	$214,881	$205,780
Gross Profit Percentage	57.9%	62.9%	57.1%	62.3%

Gross profit increased $9.1 million in the six months ended October 2, 2016 compared to the six months ended September 27, 2015, as a result of increased revenues. Gross profit as a percentage of revenues decreased 5.0% and 5.2% in the three and six months ended October 2, 2016 compared to the three and six months ended September 27, 2015. Gross profit percentage declined primarily due to product mix and to certain costs related to the acquisition of ZMDI such as amortization of intangibles, amortization of fair value markup on inventory and severance expense.
Operating Expenses
The following table presents our operating expenses for the three and six months ended October 2, 2016 and September 27, 2015:

	Three Months Ended				Six Months Ended
	October 2, 2016		September 27, 2015		October 2, 2016		September 27, 2015
(in thousands, except for percentages)	Dollar Amount	% of Net Revenue	Dollar Amount	% of Net Revenue	Dollar Amount	% of Net Revenues	Dollar Amount	% of Net Revenues
Research and development	$41,750	23%	$35,301	21%	$91,398	24%	$69,055	21%
Selling, general and administrative	$37,415	20%	$29,227	17%	$76,231	20%	$57,370	17%

Research and Development (R&D)
R&D expense increased $6.4 million, or 18.3%, to $41.8 million in the quarter ended October 2, 2016 compared to the quarter ended September 27, 2015. The increase was primarily driven by a $5.8 million increase in various R&D expenses as a result of acquisition of ZMDI and a $2.4 million increase in severance costs mainly coming from our France location. These increases were partly offset by lower R&D labor and benefit related costs.
R&D expense increased $22.3 million, or 32.4%, to $91.4 million in the six months ended October 2, 2016 compared to the six months ended September 27, 2015. The increase was primarily driven by an $11.4 million increase in various R&D expenses as a result of acquisition of ZMDI and a $9.4 million increase in severance costs mainly coming from our France and Germany locations. These increases were partly offset by lower R&D labor and benefit related costs.
Selling, General and Administrative (SG&A)
SG&A expense increased $8.2 million, or 28.0%, to $37.4 million in the quarter ended October 2, 2016 as compared to the quarter ended September 27, 2015. The increase was primarily driven by a $4.5 million increase in various SG&A expenses as a result of acquisition of ZMDI and a $2.0 million increase in amortization of intangibles as a result of new intangibles recognized from such acquisition.
SG&A expense increased $18.9 million, or 32.9%, to $76.2 million in the six months ended October 2, 2016 as compared to the six months ended September 27, 2015. The increase was primarily driven by an $9.1 million increase in various SG&A expenses as a result of acquisition of ZMDI, a $4.1 million increase in amortization of intangibles as a result of new intangibles recognized from such acquisition, a $2.7 million increase in stock-based compensation and a $2.4 million increase in severance costs as a result of headcount reductions.
Interest Expense
The components of interest expense for the three and six months ended October 2, 2016 are summarized as follows (in thousands):

	October 2, 2016
(in thousands)	Three Months Ended	Six Months Ended
Accretion of debt discount	$3,038	$6,037
Amortization of debt issuance costs	270	540
Contractual interest expense	818	1,636
Other	91	152
Total interest expense	$4,217	$8,365
Interest expense for the three and six months ended October 2, 2016 was primarily related to the Convertible Notes we issued in November 2015. Interest expense for three and six months ended September 27, 2015 were zero.
Interest Income and Other, Net
The components of interest income and other, net are summarized as follows:

	Three Months Ended		Six Months Ended
(in thousands)	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Interest income	$773	$1,054	$1,373	$2,089
Other income (expense), net	847	(38)	1,899	745
Interest income and other, net	$1,620	$1,016	$3,272	$2,834

Interest income is derived from earnings on our cash and short-term investments. Other income, net primarily consists of gains or losses in the value of deferred compensation plan assets, foreign currency gains or losses and other non-operating gains or losses. The decrease in interest income in the three and six months ended October 2, 2016 as compared to the same periods in prior year was primarily attributable to lower average level of short-term investments. The increase in other income in the three and six months ended October 2, 2016 as compared to the same periods in prior year was primarily due to increase in value of the underlying investments of the deferred compensation plan and favorable impact of foreign currency fluctuations.
Income Tax Expense (Benefit)
During the three and six months ended October 2, 2016, we recorded an income tax expense of $0.2 million and an income tax benefit of $3.4 million, respectively. We recorded an income tax expense of $0.6 million and $1.0 million in the three and six months ended September 27, 2015, respectively.
Our effective tax rate was significantly less than the U.S. federal statutory rate of 35% in all periods primarily due to the benefits of lower-taxed earnings in foreign jurisdictions, including Malaysia, where a tax holiday is in effect through fiscal 2021.
The income tax benefit recorded in the six months ended October 2, 2016 was primarily due to the tax benefit on severance costs recorded in the period. Additionally, in the three and six months ended October 2, 2016, stock-based compensation excess tax benefits of $0.3 million and $1.8 million, respectively, were reflected in the provision for income taxes as a result of the early adoption of ASU 2016-09. Refer to Note 1 for more details regarding the adoption of ASU 2016-09.
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
As of October 2, 2016, we continue to maintain a valuation allowance against our net deferred tax assets in certain foreign and state jurisdictions, as we are not able to conclude that it is more likely than not that these deferred tax assets will be realized. We reached this decision based on judgment, which included consideration of historical operating results and projections of future profits. We will continue to monitor the need for the valuation allowance on a quarterly basis.
In fiscal year 2016 after examination of our projected offshore cash flows, and global cash requirements, we determined that we would no longer require 100% of our future foreign generated cash to support our foreign operations. We plan to continue to repatriate a portion of our offshore earnings, generated after March 29, 2015, to the U.S. for domestic operations, and have accrued for the related tax impacts accordingly. For earnings accumulated as of March 29, 2015, we continue to indefinitely reinvest such amounts in our foreign jurisdictions, except to the extent there is any previously taxed income which is expected to be repatriated. If circumstances change and it becomes apparent that some or all of those undistributed earnings of our offshore subsidiary will be remitted in the foreseeable future but income taxes have not been recognized, we will accrue income taxes attributable to that remittance.
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
During the quarter ended October 2, 2016, we closed out all positions as part of the examination of our Singapore income tax returns for the fiscal years 2009 through 2012. The outcome did not have a material effect on our financial position, cash flows or results of operations.
As of October 2, 2016, we were under examination in Germany for calendar years 2012 through 2014, in Malaysia for fiscal year 2013 and 2014, and in India for fiscal year 2015. Although the final outcome of each examination is uncertain, based on currently available information, we believe that the ultimate outcome will not have a material adverse effect on our financial position, cash flows or results of operations.
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
Liquidity and Capital Resources
Our cash and cash equivalents and short-term investments were $374.2 million at October 2, 2016, a decrease of $19.8 million compared to April 3, 2016.
We had an outstanding debt in the form of convertible notes amounting to $373.8 million at October 2, 2016 and April 3, 2016.
Cash Flows from Operating Activities
Net cash provided by operating activities totaled $83.0 million in the six months ended October 2, 2016 compared to $90.6 million in the six months ended September 27, 2015. Cash provided by operating activities in the six months ended October 2, 2016 consisted of our net income of $45.5 million, adjusted to add back non-cash items such as stock-based compensation, depreciation, amortization, impairment charges, amortization of debt issue cost and debt discount and deferred income tax which totaled $45.9 million; and cash provided by working capital requirements.
Cash Flows from Investing Activities
Net cash used in investing activities in the six months ended October 2, 2016 was $125.9 million compared to net cash used of $48.5 million in the six months ended September 27, 2015.  Net cash used in investing activities in the six months ended October 2, 2016 was primarily due to $109.3 million for the net purchases of short-term investments, $12.9 million of expenditures to purchase capital equipment, $2.0 million of investment in private company, and $1.5 million paid for an acquisition.
Cash Flows from Financing Activities
Net cash used in financing activities was $44.8 million in the six months ended October 2, 2016 as compared to net cash used of $67.3 million in the six months ended September 27, 2015. Cash used in financing activities in the six months ended October 2, 2016 was primarily due to $54.4 million in stock buyback. This was offset in part by $10.3 million of proceeds from exercise of stock options and the issuance of stock under our employee stock purchase plan.

We anticipate capital expenditures of approximately $15 million to $25 million during the next 12 months to be financed through cash generated from operations and existing cash and investments.
In addition, as much of our revenues are generated outside the U.S., a significant portion of our cash and investment portfolio accumulates in the foreign countries in which we operate. At October 2, 2016, we had cash, cash equivalents and investments of approximately $188.8 million invested overseas in accounts belonging to various IDT foreign operating entities. While these amounts are primarily invested in U.S. dollars, a portion is held in foreign currencies, and all offshore balances are exposed to local political, banking, currency control and other risks. In addition, these amounts may be subject to tax and other transfer restrictions.
We believe that existing cash and investment balances, together with cash flows from operations, will be sufficient to meet our working capital and capital expenditure needs through at least the next 12 months. We may choose to investigate other financing alternatives to supplement U.S. liquidity; however, we cannot be certain that additional financing will be available on satisfactory terms.
Off-Balance Sheet Arrangements
We assumed an agreement with a financial institution to sell certain of its trade receivables from customers with limited, non-credit-related recourse provisions as part of an acquisition during the quarter ended January 3, 2016. The agreement was terminated on September 30, 2016. Total receivables sold under the factoring facility during the three and six months ended October 2, 2016 was $7.7 million and $26.2 million, respectively. Total collections from sale of receivables and from deferred purchase payment during the quarter ended October 2, 2016 were $14.8 million and $1.5 million, respectively. Total collections from sale of receivables and from deferred purchase payment during the six months ended October 2, 2016 were $33.3 million and $3.4 million, respectively. Under the terms of the factoring agreement, the total available amount of the factoring facility as of April 3, 2016 was $1.9 million. The sales of accounts receivable in accordance with the factoring agreement are reflected as a reduction of Accounts Receivable, net in the Condensed Consolidated Balance Sheets as they meet the applicable criteria of ASC 860, Transfers and Servicing. Collections of deferred purchase payment are included in the change in accounts receivable under the operating activities section of the Condensed Consolidated Statements of Cash Flows. The amount due from the factoring institution was $0.8 million as of April 3, 2016, and was shown in Prepayments and Other Current Assets in the Condensed Consolidated Balance Sheets. As the result of terminating the agreement, the total available amount of the factoring facility and the amount due from the factoring institution were zero as of October 2, 2016. We pay factoring fees associated with the sale of receivables based on the value of the receivables sold. Such fees are not material for the quarter ended October 2, 2016.
As of October 2, 2016, we did not have any significant off-balance sheet arrangement, as defined under SEC Regulation S-K Item 303(a)(4)(ii), other than the items discussed above and in "Note 16 - Commitments and Contingencies - Commitments" in Part I, Item 1 of this quarterly report on Form 10Q.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our interest rate risk relates primarily to our short-term investments of $260.4 million and $151.2 million as of October 2, 2016 and April 3, 2016, respectively.  By policy, we limit our exposure to long-term investments and mitigate the credit risk through diversification and adherence to a policy requiring the purchase of highly rated securities. As of October 2, 2016 and April 3, 2016, the Company’s cash, cash equivalents and investment portfolio was concentrated in securities with same day liquidity and a substantial majority of securities in our investment portfolio had maturities of less than two years. A hypothetical 10% change in interest rates would not have a material effect on the value of our investment portfolio as of October 2, 2016. We do not currently use derivative financial instruments in our investment portfolio.
At October 2, 2016 and April 3, 2016, we had an outstanding debt of $373.8 million in the form of a convertible note. The fair value of our Convertible Notes is subject to interest rate risk, market risk and other factors due to the convertible feature. The fair value of the Convertible Notes will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the Convertible Notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. The interest and market value changes affect the fair value of our Convertible Notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation.
We are exposed to foreign currency exchange rate risk as a result of international sales, assets and liabilities of foreign subsidiaries, local operating expenses of our foreign entities and capital purchases denominated in foreign currencies. We may use derivative financial instruments to help manage our foreign currency exchange exposures. We do not enter into derivatives for speculative or trading purposes. We have foreign exchange facilities used for hedging arrangements with banks that allow the Company to enter into foreign exchange contracts totaling approximately $20.0 million, all of which was available at October 2, 2016. We performed a sensitivity analysis as of October 2, 2016 and April 3, 2016 and determined that, without hedging the exposure, a 10% change in the value of the U.S. dollar would result in an approximate 0.3% and 0.5% impact on gross profit margin percentage, respectively, as we operate a manufacturing testing facility in Malaysia and Germany, and an approximate 0.8% and 0.7% impact to operating expenses (as a percentage of revenue), respectively, as we operate sales offices in Japan, Taiwan and South Korea and throughout Europe and design centers in China and Canada. At October 2, 2016 and April 3, 2016, we had no material outstanding foreign exchange contracts.
We did not have any material currency exposure related to any outstanding capital purchases as of October 2, 2016 and April 3, 2016.
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
At October 2, 2016, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure control and procedures were effective at a reasonable assurance level. There have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

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
As of October 2, 2016, the Company is also a party to various other legal proceedings and claims arising in the normal course of business. With regard to these or future litigation matters that may arise, potential liability and probable losses or ranges of possible losses due to an unfavorable litigation outcome cannot be reasonably estimated at this time. Generally, litigation is subject to inherent uncertainties, and no assurance can be given that the Company will prevail in the Maxim lawsuit or any other particular lawsuit or claim. Pending lawsuits, claims as well as potential future litigation, could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's financial condition, results of operations or cash flows.

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
Demand for our products can change rapidly and without advance notice. Demand can be affected by changes in our customers' levels of inventory and differences in the timing and pattern of orders from their end customers. Also, product recalls or delays and/or discontinuance of product development activities of our customers can impact the demand for our products. A large percentage of our revenue in the APAC region is recognized upon shipment to our distributors. Consequently, we have less visibility over both inventory levels at our distributors and end customer demand for our products. Further, the distributors have assumed more risk associated with changes in end demand for our products. Accordingly, significant changes in end demand in the semiconductor business in general, or for our products in particular, may be difficult for us to detect or otherwise measure, which could cause us to incorrectly forecast end-market demand for our products. If we are not able to accurately forecast end demand for our products, we may be left with large amounts of unsold products, may not be able to fill all actual orders, and may not be able to efficiently utilize our existing manufacturing capacity or make optimal investment and other business decisions. As a result, we may end up with excess and obsolete inventory or we may be unable to meet customer short-term demands, either of which could have an adverse impact on our operating results.
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
International operations add increased volatility to our operating results.
A substantial percentage of our total revenues are derived from international sales, as summarized below:

(percentage of total revenues)	First Six Months of Fiscal 2017	Fiscal 2016
Hong Kong	36%	44%
Rest of Asia Pacific	32%	25%
Korea	10%	11%
Americas	10%	11%
Europe	12%	9%
Total	100%	100%
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
Contract pricing for raw materials and equipment used in the fabrication and assembly processes, as well as for foundry and subcontract assembly services, may also be affected by currency controls, exchange rate fluctuations and currency devaluations. We sometimes hedge currency risk for currencies that are highly liquid and freely quoted, but may not enter into hedge contracts for currencies with limited trading volume. In addition, as much of our revenues are generated outside the United States, a significant portion of our cash and investment portfolio accumulates in the foreign countries in which we operate. On October 2, 2016, we had cash, cash equivalents and investments of approximately $188.8 million invested overseas in accounts belonging to our foreign subsidiaries. While these amounts are primarily invested in U.S. dollars, a portion is held in foreign currencies, and all offshore balances are exposed to local political, banking, currency control and other risks. In addition, these amounts may be subject to tax and other transfer restrictions.
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
Over the past several years, we have made several acquisitions. As a result of these acquisitions, we had $306.9 million of goodwill and $117.2 million of intangible assets on our Condensed Consolidated Balance Sheet as of October 2, 2016. In determining fair value, we consider various factors, including our market capitalization, forecasted revenue and costs, risk-adjusted discount rates, future economic and market conditions, determination of appropriate market comparables and expected periods over which our assets will be utilized and other variables. If our assumptions regarding forecasted cash flow, revenue and margin growth rates of certain long-lived asset groups and reporting units are not achieved, an impairment review may be triggered for the remaining balance of goodwill and long-lived assets prior to the next annual review in the fourth quarter of fiscal 2017, which could result in material charges that could impact our operating results and financial position.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information with respect to repurchases of our common stock during the second quarter of fiscal 2017:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 4, 2016 - July 31, 2016	314,100	$20.57	314,100	$148,618,659
August 1, 2016 - August 28, 2016	446,817	$19.64	446,817	$139,835,019
August 29, 2016 - October 2, 2016	416,600	$20.56	416,600	$131,263,913
Total	1,177,517	$20.21	1,177,517

In April 2015, Our Board of Directors approved a new share repurchase program authorization for $300 million. In October 2015, our Board of Directors approved an increase in the share repurchase authorization by another $300 million. In the three and six months ended October 2, 2016, the Company repurchased 1.2 million shares for $23.8 million and 2.7 million shares for $54.4 million. As of October 2, 2016, approximately $131.3 million was available for future purchase under the new share repurchase program.
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

INTEGRATED DEVICE TECHNOLOGY, INC. Registrant
	By:	/s/ Gregory L. Waters
November 8, 2016		Gregory L. Waters President and Chief Executive Officer

/s/ Brian C. White
November 8, 2016		Brian C. White Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)