Form 10-Q
period 2017-01-01
INTEGRATED DEVICE TECHNOLOGY INC
filed 2017-02-07
CIK 703361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________
(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 1, 2017 OR

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
 ☒  Large accelerated filer                           ☐   Accelerated filer                            ☐  Non-accelerated filer               ☐ Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
The number of outstanding shares of the registrant's Common Stock, $.001 par value, as of February 3, 2017 was approximately 133,419,588.

INTEGRATED DEVICE TECHNOLOGY, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)	January 1, 2017	April 3, 2016
Assets
Current assets:
Cash and cash equivalents	$117,325	$203,231
Short-term investments	277,139	151,233
Accounts receivable, net of allowances of $5,859 and $4,629	81,261	74,386
Inventories	45,058	54,243
Prepayments and other current assets	13,500	15,008
Total current assets	534,283	498,101
Property, plant and equipment, net	81,498	73,877
Goodwill	306,925	305,733
Other intangible assets, net	114,158	127,761
Deferred tax assets	83,578	60,929
Other assets	38,215	32,788
Total assets	$1,158,657	$1,099,189
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$40,592	$39,858
Accrued compensation and related expenses	23,734	45,269
Deferred income on shipments to distributors	5,539	7,006
Other accrued liabilities	24,099	14,974
Total current liabilities	93,964	107,107
Deferred tax liabilities	15,419	19,712
Convertible notes	282,149	272,221
Other long-term liabilities	18,731	23,454
Total liabilities	410,263	422,494
Commitments and contingencies (Note 16)
Stockholders' equity:
Preferred stock: $0.001 par value: 10,000 shares authorized; no shares issued	—	—
Common stock: $0.001 par value: 350,000 shares authorized; 133,599 and 133,885 shares outstanding at January 1, 2017 and April 3, 2016, respectively	134	134
Additional paid-in capital	2,672,032	2,628,381
Treasury stock at cost: 121,166 shares and 117,720 shares at January 1, 2017 and April 3, 2016, respectively	(1,596,289)	(1,522,808)
Accumulated deficit	(319,227)	(425,298)
Accumulated other comprehensive loss	(8,256)	(3,714)
Total stockholders' equity	748,394	676,695
Total liabilities and stockholders' equity	$1,158,657	$1,099,189

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
(Unaudited, in thousands, except per share data)	January 1, 2017	January 3, 2016	January 1, 2017	January 3, 2016
Revenues	$176,358	$177,610	$552,545	$508,015
Cost of revenues	72,273	69,699	233,579	194,324
Gross profit	104,085	107,911	318,966	313,691
Operating expenses:
Research and development	38,173	38,429	129,571	107,484
Selling, general and administrative	32,737	38,851	108,968	96,221
Total operating expenses	70,910	77,280	238,539	203,705
Operating income	33,175	30,631	80,427	109,986
Interest expense	(4,217)	(2,934)	(12,582)	(2,957)
Interest income and other, net	407	926	3,679	3,783
Income before income taxes from continuing operations	29,365	28,623	71,524	110,812
Income tax benefit	(4,072)	(3,922)	(7,451)	(2,876)
Net income (loss) from continuing operations	33,437	32,545	78,975	113,688

Discontinued operations:
Gain from divestiture before income taxes	1,385	—	1,385	—
Loss from discontinued operations before income taxes	—	—	—	(547)
Income tax expense	87	—	87	15
Net income (loss) from discontinued operations	1,298	—	1,298	(562)

Net income	$34,735	$32,545	$80,273	$113,126

Basic net income per share - continuing operations	$0.25	$0.23	$0.59	$0.78
Basic net income per share - discontinued operations	0.01	—	0.01	—
Basic net income per share	$0.26	$0.23	$0.60	$0.78

Diluted net income per share - continuing operations	$0.24	$0.22	$0.57	$0.75
Diluted net loss per share - discontinued operations	0.01	—	0.01	—
Diluted net income per share	$0.25	$0.22	$0.58	$0.75

Weighted average shares:
Basic	133,846	140,411	133,987	145,382
Diluted	137,167	145,705	137,581	150,614

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
(Unaudited, in thousands)	January 1, 2017	January 3, 2016	January 1, 2017	January 3, 2016

Net income	$34,735	$32,545	$80,273	$113,126
Other comprehensive income (loss), net of taxes:
Currency translation adjustments, net of tax	(1,949)	(1,040)	(3,091)	(2,044)
Change in net unrealized gain (loss) on investments, net of tax	(1,418)	(731)	(1,451)	(1,409)
Change in unrealized loss on post-employment and post-retirement benefit plans, net of tax	—	(2)	—	(613)
Total other comprehensive loss	(3,367)	(1,773)	(4,542)	(4,066)
Comprehensive income	$31,368	$30,772	$75,731	$109,060

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
(Unaudited, in thousands)	January 1, 2017	January 3, 2016
Cash flows from operating activities:
Net income	$80,273	$113,126
Adjustments:
Depreciation	14,940	13,056
Amortization of intangible assets	18,313	5,628
Amortization of debt issuance costs and debt discount	9,928	2,164
Assets impairment	2,180	—
Net gain from divestitures	(675)	—
Gain on sale of property, plant and equipment	—	(325)
Stock-based compensation expense, net of amounts capitalized in inventory	29,602	25,878
Deferred income tax and deferred tax charge	(7,297)	(4,147)
Changes in assets and liabilities, net of impact of acquisitions:
Accounts receivable, net	(8,596)	8,319
Inventories	8,167	10,446
Prepayments and other assets	201	4,532
Accounts payable	2,092	(2,832)
Accrued compensation and related expenses	(21,535)	(5,427)
Deferred income on shipments to distributors	(1,467)	(7,171)
Income taxes payable and receivable	121	(70)
Other accrued liabilities and long-term liabilities	8,240	(4,079)
Net cash provided by operating activities	134,487	159,098
Cash flows from investing activities:
Acquisitions, net of cash acquired	(1,528)	(279,138)
Cash in escrow related to acquisitions	—	2,700
Net proceeds from divestitures	231	—
Investment in convertible note	(1,955)	(2,020)
Purchases of property, plant and equipment, net	(21,388)	(12,541)
Purchases of intangible assets	(4,896)	(10,800)
Purchases of short-term investments	(256,163)	(313,246)
Proceeds from sales of short-term investments	105,529	466,890
Proceeds from maturities of short-term investments	22,776	80,695
Net cash used in investing activities	(157,394)	(67,460)
Cash flows from financing activities:
Proceeds from issuance of common stock	14,082	16,516
Prepayments for purchase of treasury stock	—	(45,000)
Proceeds from issuance of senior convertible notes, net of issuance costs	—	363,445
Purchase of convertible note hedge	—	(94,185)
Proceeds from issuance of warrants	—	56,847
Repurchase of common stock	(73,481)	(344,216)
Repayment of loans	—	(9,195)
Payment of capital lease obligations	(1,183)	—
Net cash used in financing activities	(60,582)	(55,788)
Effect of exchange rates on cash and cash equivalents	(2,417)	197

	Nine Months Ended
(Unaudited, in thousands)	January 1, 2017	January 3, 2016
Net increase (decrease) in cash and cash equivalents	(85,906)	36,047
Cash and cash equivalents at beginning of period	203,231	116,945
Cash and cash equivalents at end of period	$117,325	$152,992

Noncash investing activities:
Additions to property, plant and equipment included in accounts payable	$3,030	$321
Conversion of investment in convertible note to ordinary shares of stock	$(1,955)	$(2,020)

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
Basis of Presentation.  The Company's fiscal year is the 52 or 53 week period ending on the Sunday closest to March 31. In a 52 week year, each fiscal quarter consists of 13 weeks. In a 53 week year, the additional week is usually added to the third quarter, making such quarter consist of 14 weeks. The first and second quarters of fiscal 2017 and fiscal 2016 were 13 week periods, the third quarter of fiscal 2017 was 13 weeks, and the third quarter of fiscal 2016 was 14 weeks.
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
Recent Accounting Pronouncements
Accounting Pronouncements Recently Adopted
In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, amending the existing accounting standards for stock-based compensation. The amendments impact several aspects of accounting for stock-based payment transactions, including the income tax consequences, forfeitures, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The standard is effective for reporting periods in fiscal years beginning after December 15, 2016, including interim periods within those years, with early adoption permitted. The Company early adopted the standard prospectively in the first quarter of fiscal 2017. In the first quarter of fiscal year 2017, stock-based compensation excess tax benefits or deficiencies are reflected in the Condensed Consolidated Statements of Operations as a component of the provision for income taxes, whereas they previously were recognized in equity. As there will no longer be excess tax benefits recognized in equity, when applying the treasury stock method in computing diluted earnings per share, the assumed proceeds will not include any windfall tax benefits. Additionally, the Company’s Consolidated Statements of Cash Flows now present excess tax benefits as an operating activity prospectively. The Company recorded a cumulative-effect adjustment to its opening accumulated deficit on April 4, 2016 of $25.8 million to recognize deferred tax assets associated with excess tax benefits not previously recognized. The Company has elected to continue to estimate forfeitures that are expected to occur when estimating the amount of compensation expense to record in each period.
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
Accounting Pronouncements Not Yet Effective for Fiscal 2017
In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, which requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This amends current GAAP which prohibits recognition of current and deferred income taxes for all types of intra-entity asset transfers until the asset has been sold to a third party or otherwise recovered through use. The new standard will be effective for the Company starting in the first quarter of fiscal 2019. Early adoption is permitted. Upon adoption, companies must apply a modified retrospective transition approach through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The Company is evaluating whether to adopt the new guidance early. As of January 1, 2017, the Company has a deferred tax charge of $5.2 million recorded in prepayments and other current assets and other assets, which represents the tax expense that was deferred in accordance with current GAAP. At adoption, the Company will recognize the unamortized portion of the deferred tax charge through a cumulative-effect adjustment to retained earnings. Additionally, a deferred tax asset will be recognized, through a cumulative-effect adjustment to retained earnings, for the unamortized tax basis in the assets, which as of January 1, 2017 would have been $0.8 million.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, which clarifies the classification of certain cash receipts and cash payments in the statement of cash flows, including debt prepayment or extinguishment costs, settlement of contingent consideration arising from a business combination, insurance settlement proceeds, and distributions from certain equity method investees. The new standard will be effective for the Company starting in the first quarter of fiscal 2018. Early adoption is permitted. The Company does not believe that the adoption of this new accounting guidance will have any material impact on its condensed consolidated financial statements.

In June 2016, the FASB issued new guidance that changes the accounting for recognizing impairments of financial assets. Under the new guidance, credit losses for certain types of financial instruments will be estimated based on expected losses. The new guidance also modifies the impairment models for available-for-sale debt securities and for purchased financial assets with credit deterioration since their origination. The new guidance will be effective for the Company starting in the first quarter of fiscal 2021. Early adoption is permitted starting in the first quarter of fiscal 2020. The Company is in the process of determining the effects the adoption will have on its condensed consolidated financial statements as well as whether to adopt the new guidance early.

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

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The guidance simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value. The guidance eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, and require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. The guidance also requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. Separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements is required under this guidance. The guidance further clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The guidance is applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption and is effective for the Company in its first quarter of fiscal 2018. Early adoption is permitted only if certain criteria is met. The

Company does not believe that the adoption of this new accounting guidance will have any material impact on its condensed consolidated financial statements.
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
On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard permits the use of either the retrospective or cumulative effect transition method. On July 9, 2015, the FASB decided to delay the effective date by one year to December 15, 2017 for annual periods beginning after that date. The FASB also decided to allow early adoption of the standard, but not before the original effective date of December 15, 2016. In March, April and May 2016, the FASB issued additional updates to the new revenue standard relating to reporting revenue on a gross versus net basis, identifying performance obligations and licensing arrangements, and narrow-scope improvements and practical expedients, respectively. The new standard will be effective for the Company beginning April 1, 2018. The Company has elected to use the modified retrospective method as its transition method in adoption of the new revenue standard. The Company continues to make progress in assessing all potential impacts of the standard, including any impacts from recently issued amendments and the guidance issued by the FASB Transition Resource Group.

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
The following table sets forth the computation of basic and diluted net income per share from continuing operations:

	Three Months Ended		Nine Months Ended
(in thousands, except per share amounts)	January 1, 2017	January 3, 2016	January 1, 2017	January 3, 2016
Numerator (basic and diluted):
Net income from continuing operations	$33,437	$32,545	$78,975	$113,688

Denominator:
Weighted average common shares outstanding, basic	133,846	140,411	133,987	145,382
Dilutive effect of employee stock options, restricted stock units and performance stock units	3,321	5,294	3,594	5,232
Weighted average common shares outstanding, diluted	137,167	145,705	137,581	150,614

Basic net income per share from continuing operations	$0.25	$0.23	$0.59	$0.78
Diluted net income per share from continuing operations	$0.24	$0.22	$0.57	$0.75

Potential dilutive common shares of 0.4 million pertaining to employee stock options and restricted stock units were excluded from the calculation of diluted earnings per share for each of the three months ended January 1, 2017 and January 3, 2016, respectively, because the effect would have been anti-dilutive. Potential dilutive common shares of 0.5 million and 0.4 million pertaining to employee stock options and restricted stock units were excluded from the calculation of diluted earnings per share for the nine months ended January 1, 2017 and January 3, 2016, because the effect would have been anti-dilutive.

The denominator for diluted net income per share for the three and nine months ended January 1, 2017 does not include any effect from the 0.875% Convertible Senior Notes due 2022, or the Convertible Notes. In accordance with ASC 260, Earnings per Share, the Convertible Notes will not impact the denominator for diluted net income per share unless the average price of our common stock, as calculated under the terms of the Notes, exceeds the conversion price of $33.45 per share. Likewise, the denominator for diluted net income per share will not include any effect from the warrants unless the average price of our common stock, as calculated under the terms of the warrants, exceeds $48.66 per share.

The denominator for diluted net income per share for three and nine months ended January 1, 2017 also does not include any effect from the convertible note hedge transaction, or the Note Hedges. In future periods, the denominator for diluted net income per share will exclude any effect of the Note Hedges, as their effect would be anti-dilutive. In the event an actual conversion of any or all of the Convertible Notes occurs, the shares that will be delivered to us under the Note Hedges are designed to neutralize the dilutive effect of the shares that the Company will issue under the Convertible Notes. Refer to Note 18 for further discussion regarding the Convertible Notes.
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
The financial results of the ZMDI have been included in the Company’s Condensed Consolidated Statements of Operations from December 7, 2015, the closing date of the acquisition. The ZMDI business is primarily included in the Company's Computing, Consumer and Industrial reportable segment. Goodwill is primarily attributable to the assembled workforce of ZMDI, expected synergies and economies of scale expected from the operations of the combined company.

The Company's allocation of the purchase price is as follows:

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

A summary of the allocation of intangible assets is as follows:

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

	Three Months Ended		Nine Months Ended
(Unaudited in thousands, except per share data)	January 1, 2017	January 3, 2016	January 1, 2017	January 3, 2016
Revenues	$176,358	$191,959	$552,545	$570,967	*
Net income	$34,978	$26,928	$84,055	$94,821
Basic net income per share - continuing operations	$0.26	$0.19	$0.63	$0.65
Diluted net income per share - continuing operations	$0.25	$0.18	$0.61	$0.63

* Includes one-time revenue of approximately $10.3 million related to an intellectual property licensing agreement with a customer for nine months ended January 3, 2016.

Note 4. Discontinued Operations
High-Speed Converter (“HSC”) Business
On April 27, 2015, the Company completed the sale of the remaining HSC business to eSilicon, for $1.5 million which was to be paid on or before April 27, 2017. In connection with the sale, the Company entered into an Exclusive Intellectual Property License Agreement with eSilicon, whereby the Company provided an exclusive license to eSilicon to develop, manufacture, sell and maintain HSC products. In connection with the sale, the Company and eSilicon also entered into a Transition Services Agreement, whereby the Company will provide certain transition services over a specific period from the effective date of the sale. The transition services do not represent significant continuing involvement of the Company in the HSC business.
During the third quarter of fiscal 2017, the Company collected the receivable of $1.5 million and recognized gain from discontinued operations of $1.4 million, which represents the excess of sale price of $1.5 million over the carrying value of assets sold of $0.1 million.
The HSC business was included in the Company’s Communications reportable segment. For financial statements purposes, the results of operations for the HSC business have been segregated from those of the continuing operations and are presented in the Company's condensed consolidated financial statements as discontinued operations.

Note 5. Other Divestitures (not accounted for as discontinued operations)
Fox Enterprises, Inc.
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
On October 3, 2016, the Company completed the sale of the disposal group for approximately $1.2 million and recorded a loss on divestiture (included in interest income and other, net in the condensed Consolidated Statement of Operations) of approximately $0.7 million in the third quarter of fiscal 2017.
Note 6. Fair Value Measurements
The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of January 1, 2017:

	Fair Value at Reporting Date Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash Equivalents and Short-Term Investments:
US government treasuries and agencies securities	$79,337	$—	$—	$79,337
Money market funds	35,461	—	—	35,461
Asset-backed securities	—	11,492	—	11,492
Corporate bonds		147,371	—	147,371
International government bonds	—	4,828	—	4,828
Corporate commercial paper	—	22,704	—	22,704
Bank deposits	—	11,407	—	11,407
Repurchase agreement	—	441	—	441
Total assets measured at fair value	$114,798	$198,243	$—	$313,041

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of April 3, 2016:

	Fair Value at Reporting Date Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash Equivalents and Short-Term Investments:
US government treasuries and agencies securities	$32,519	$—	$—	$32,519
Money market funds	124,504	—	—	124,504
Asset-backed securities	—	10,515	—	10,515
Corporate bonds	—	91,388	—	91,388
International government bonds	—	2,208	—	2,208
Corporate commercial paper	—	1,992	—	1,992
Bank deposits	—	11,711	—	11,711
Repurchase agreements	—	114	—	114
Municipal bonds	—	900	—	900
Total assets measured at fair value	$157,023	$118,828	$—	$275,851

The deferred compensation plan assets of $15.5 million and $14.6 million as of January 1, 2017 and April 3, 2016, are carried on the Condensed Consolidated Balance Sheets at their fair value which were determined on the basis of market prices observable for similar instruments and are considered Level 2 in the fair value hierarchy. See Note 17 for additional information on the Employee Benefit Plans.
The convertible notes are carried on the Condensed Consolidated Balance Sheets at their original issuance value including accreted interest, net of unamortized debt discount and issuance costs. The Convertible Notes are not marked to fair value at the end of each reporting period. The fair value of Convertible Notes was $390.7 million and $351.5 million as of January 1, 2017 and April 3, 2016, which was determined on the basis of market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy. See Note 18 for additional information on the Convertible Notes.
U.S. government treasuries and U.S. government agency securities as of January 1, 2017 and April 3, 2016 do not include any U.S. government guaranteed bank issued paper.
The securities in Level 1 are highly liquid and actively traded in exchange markets or over-the-counter markets. Level 2 fixed income securities are priced using quoted market prices for similar instruments, non-binding market prices that are corroborated by observable market data.
In connection with the acquisition of Synkera, liability was recognized for the Company’s estimate of the fair value of contingent consideration on the acquisition date based on probability-based attainment of certain milestones. This fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement, which reflects the Company’s own assumptions concerning the milestones related to the acquired business in measuring fair value. The fair value of the of the liability measured using significant unobservable inputs (Level 3) was approximately $1.3 million as of January 1, 2017 and July 22, 2016 (acquisition date).
All of the Company’s available-for-sale investments are subject to a periodic impairment review. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. The Company did not record any impairment charges related to its available-for-sale investments in the three and nine months ended January 1, 2017 and January 3, 2016.

Note 7. Investments
Available-for-Sale Securities
Available-for-sale investments at January 1, 2017 were as follows:

(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government treasuries and agencies securities	$79,898	$17	$(578)	$79,337
Money market funds	35,461	—	—	35,461
Asset-backed securities	11,497	5	(10)	11,492
Corporate bonds	147,964	91	(684)	147,371
International government bonds	4,845	—	(17)	4,828
Corporate commercial paper	22,757	—	(53)	22,704
Bank deposits	11,407	—	—	11,407
Repurchase agreements	441	—	—	441
Total available-for-sale investments	314,270	113	(1,342)	313,041
Less amounts classified as cash equivalents	(35,902)	—	—	(35,902)
Short-term investments	$278,368	$113	$(1,342)	$277,139

Available-for-sale investments at April 3, 2016 were as follows:

(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government treasuries and agencies securities	$32,374	$146	$(1)	$32,519
Money market funds	124,504	—	—	124,504
Asset-backed securities	10,518	4	(7)	10,515
Corporate bonds	91,321	246	(179)	91,388
International government bonds	2,195	13	—	2,208
Corporate commercial paper	1,992	—	—	1,992
Bank deposits	11,711	—	—	11,711
Repurchase agreements	114	—	—	114
Municipal bonds	900	—	—	900
Total available-for-sale investments	275,629	409	(187)	275,851
Less amounts classified as cash equivalents	(124,618)	—	—	(124,618)
Short-term investments	$151,011	$409	$(187)	$151,233

The cost and estimated fair value of available-for-sale securities at January 1, 2017, by contractual maturity, were as follows:

(in thousands)	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$104,085	$104,012
Due in 1-2 years	94,096	93,938
Due in 2-5 years	116,089	115,091
Total investments in available-for-sale securities	$314,270	$313,041

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses as of January 1, 2017, aggregated by investment category and length of time that individual securities have been in a continuous loss position.

	Less Than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$120,575	$(684)	$—	$—	$120,575	$(684)
Asset-backed securities	3,561	(10)	—	—	3,561	(10)
U.S. government treasuries and agencies securities	68,369	(578)	—	—	68,369	(578)
International govt bonds	4,828	(17)			4,828	(17)
Corporate commercial paper	6,948	(53)	—	—	6,948	(53)
Total	$204,281	$(1,342)	$—	$—	$204,281	$(1,342)

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

Currently, a significant portion of the Company’s available-for-sale investments that it holds are high grade instruments.  As of January 1, 2017, the unrealized losses on the Company’s available-for-sale investments represented an insignificant amount in relation to its total available-for-sale portfolio. Substantially all of the Company’s unrealized losses on its available-for-sale marketable debt instruments can be attributed to fair value fluctuations in an unstable credit environment that resulted in a decrease in the market liquidity for debt instruments.  Because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, the Company did not consider these investments to be other-than-temporarily impaired at January 1, 2017 and April 3, 2016.
Non-marketable Equity Securities
As of January 1, 2017 and April 3, 2016, the Company holds capital stock of privately-held companies with total amount of $12.0 million and $10.0 million, respectively. These investments in stocks (included under Other Assets on the Condensed Consolidated Balance Sheets) are accounted for as cost-method investments, as the Company owns less than 20% of the voting securities and does not have the ability to exercise significant influence over operating and financial policies of each entity. The Company did not record any impairment charge for these investments during the three and nine months ended January 1, 2017 and January 3, 2016.

On October 31, 2016, the total principal including accrued interests of the Company's investment in convertible note of a privately-held company automatically converted into shares of common stock for a total amount of approximately$2.0 million.
Note 8. Accounts Receivable
The Company assumed an agreement with a financial institution to sell certain of its trade receivables from customers with limited, non-credit-related recourse provisions as part of an acquisition during the quarter ended January 3, 2016. The agreement was subsequently terminated on September 30, 2016. Total receivables sold under the factoring facility during the three and nine months ended January 1, 2017 was zero and $26.2 million, respectively. Total collections from sale of receivables and from deferred purchase payment during the quarter ended January 1, 2017 were zero as the result of terminating the agreement. Total collections from sale of receivables and from deferred purchase payment during the nine months ended January 1, 2017 were $33.3 million and $3.4 million, respectively. Under the terms of the factoring agreement, the total available amount of the factoring facility as of April 3, 2016 was $1.9 million. The sales of accounts receivable in accordance with the factoring agreement are reflected as a reduction of Accounts Receivable, net in the Condensed Consolidated Balance Sheets as they meet the applicable criteria of ASC 860, Transfers and Servicing. Collections of deferred purchase payment are included in the change in accounts receivable under the operating activities section of the Condensed Consolidated Statements of Cash Flows. The amount due from the factoring institution was $0.8 million as of April 3, 2016, and was shown in Prepayments and Other Current Assets in the Condensed Consolidated Balance Sheets. As the result of terminating the agreement, the total available amount of the factoring facility and the amount due from the factoring institution were zero as of January 1, 2017.
Note 9. Stock-Based Employee Compensation
Equity Incentive Programs
The Company currently issues awards under two equity-based plans in order to provide additional incentive and retention to directors and employees who are considered to be essential to the long-range success of the Company. These plans are further described below.
2004 Equity Plan (2004 Plan)
Options granted by the Company under the 2004 Plan generally expire seven years from the date of grant and generally vest over a four-year period from the date of grant, with one-quarter of the shares of common stock vesting on the first year anniversary of the grant date and the remaining shares vesting monthly for the 36 months thereafter. The exercise price of the options granted by the Company under the 2004 Plan shall not be less than 100% of the fair market value for a common share subject to such option on the date the option is granted. Full value awards made under the 2004 Plan shall become vested over a period of not less than 3 years (or, if vesting is performance-based, over a period of not less than one year) following the date such award is made; provided, however, that full value awards that result in the issuance of an aggregate of up to 5% of common stock available under the 2004 Plan may be granted to any one or more participants without respect to such minimum vesting provisions. As of January 1, 2017, there were 5.2 million shares available for future grant under the 2004 Plan.
Compensation Expense
The following table summarizes stock-based compensation expense by line items appearing in the Company’s Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
(in thousands)	January 1, 2017	January 3, 2016	January 1, 2017	January 3, 2016
Cost of revenue	$689	$666	$2,270	$1,993
Research and development	4,342	4,433	11,841	11,608
Selling, general and administrative	4,875	4,363	15,491	12,309
Discontinued operations	—	—	—	(32)
Total stock-based compensation expense	$9,906	$9,462	$29,602	$25,878
The amount of stock-based compensation expense that was capitalized during the periods presented above was not material.
Stock Options
The following is a summary of the Company's stock option activity and related weighted average exercise prices for each category:

	Nine Months Ended January 1, 2017
(shares in thousands)	Shares	Price
Beginning stock options outstanding	2,594	$10.47
Exercised (1)	(950)	7.32
Canceled	(88)	14.21
Ending stock options outstanding	1,556	$12.18
Ending stock options exercisable	1,113	$10.40

(1)	Upon exercise, the Company issues new shares of common stock.
As of January 1, 2017, the unrecognized compensation cost related to non-vested stock options, net of estimated forfeitures, was $0.7 million and will be recognized over a weighted-average period of approximately 0.87 year.

As of January 1, 2017, stock options vested and expected to vest totaled approximately 1.5 million with a weighted-average exercise price of $11.97 and a weighted-average remaining contractual life of 3.63 years. The aggregate intrinsic value was approximately $17.5 million.
As of January 1, 2017, fully vested stock options totaled approximately 1.1 million with a weighted-average exercise price of $10.40 and a weighted-average remaining contractual life of 3.24 years. The aggregate intrinsic value was approximately $14.7 million.
Restricted Stock Units
Restricted stock units granted by the Company under the 2004 Plan generally vest over at least a three-year period from the grant date with one-third of restricted stock units vesting on each one-year anniversary. As of January 1, 2017, 3.9 million restricted stock unit awards were outstanding under the 2004 Plan.
The following table summarizes the Company's restricted stock unit activity and related weighted-average exercise prices for each category for the nine months ended January 1, 2017:

	Nine Months Ended January 1, 2017
(shares in thousands)	Shares	Weighted-average grant date fair value per share
Beginning RSUs outstanding	3,693	$16.09
Granted	1,830	20.50
Released	(1,206)	13.88
Forfeited	(395)	17.68
Ending RSUs outstanding	3,922	$18.66
As of January 1, 2017, restricted stock units expected to vest totaled approximately 3.4 million with a weighted-average remaining contract life of 1.37 years. The aggregate intrinsic value was approximately $79.0 million.
As of January 1, 2017, the unrecognized compensation cost related to restricted stock units granted under the Company’s equity incentive plan was approximately $31.9 million, net of estimated forfeitures, and is expected to be recognized over a weighted-average period of 1.49 years.
Performance-Based Stock Units
In fiscal 2013, the Compensation Committee of the Board of Directors of IDT approved the Company's Key Talent Incentive Plan (Incentive Plan). The Incentive Plan provides for the grant of performance-based stock units under the 2004 Plan which vest and convert into one share of the Company's common stock based on the level of achievement of pre-established performance goals during a specified performance period. The initial performance period under the Incentive Plan is the Company's fourth quarter of fiscal 2013 through the fourth quarter of fiscal 2016 for which performance goals relate to cumulative revenue targets for a specific product group. The performance-based stock units that were granted under the Incentive Plan have vested in the first quarter of fiscal 2017 based on actual achievement of the performance goals, and the expense associated with that had been fully recognized as of July 3, 2016.

	Nine Months Ended January 1, 2017
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
As of January 1, 2017, the total market-based stock units outstanding were approximately 0.8 million.
As of January 1, 2017, market-based stock units vested and expected to vest totaled approximately 0.7 million with a weighted-average remaining contract life of 1.14 years. The aggregate intrinsic value was approximately $15.7 million.
As of January 1, 2017, the unrecognized compensation cost related to market-based stock units granted under the Company’s equity incentive plans was approximately $8.4 million, net of estimated forfeitures, and is expected to be recognized over a weighted-average period of 1.21 years.
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
Activity under the Company's ESPP for the nine months ended January 1, 2017 is summarized in the following table:

(in thousands, except per share amounts)
Number of shares issued	403
Average issuance price	$17.78
Number of shares available at January 1, 2017	3,369

Note 10. Stockholders' Equity
Stock Repurchase Program. In April 2015, the Company's Board of Directors approved a new share repurchase program authorization for $300 million. In October 2015, the Company's Board of Directors approved an increase in the share repurchase authorization by another $300 million. In the three and nine months ended January 1, 2017, the Company repurchased 0.8 million shares for $19.1 million and 3.4 million shares for $73.5 million, respectively. As of January 1, 2017, approximately $112.2 million was available for future purchase under the new share repurchase program. Shares repurchased were recorded as treasury stock and resulted in a reduction of stockholder's equity.

Note 11. Balance Sheet Detail

(in thousands)	January 1, 2017	April 3, 2016
Inventories, net
Raw materials	$1,817	$3,251
Work-in-process	29,023	29,408
Finished goods	14,218	21,584
Total inventories, net	$45,058	$54,243

Property, plant and equipment, net
Land	$11,535	$11,535
Machinery and equipment	263,915	250,628
Building and leasehold improvements	49,106	49,015
Total property, plant and equipment, gross	324,556	311,178
Less: accumulated depreciation (1)	(243,058)	(237,301)
Total property, plant and equipment, net	$81,498	$73,877

Other accrued liabilities
Accrued restructuring costs (2)	$11,165	$2,641
Other (3)	12,934	12,333
Total other accrued liabilities	$24,099	$14,974

Other long-term liabilities
Deferred compensation related liabilities	$14,987	$13,052
Other (4)	3,744	10,402
Total other long-term liabilities	$18,731	$23,454

(1) Depreciation expense was $4.7 million and $4.4 million for the three months ended January 1, 2017 and January 3, 2016, respectively. Depreciation expense was $14.9 million and $13.1 million for the nine months ended January 1, 2017 and January 3, 2016.
(2) Includes accrued severance costs related to integration and other restructuring actions. Refer to Note 15.
(3) Other current liabilities consist primarily of accrued royalties and outside commissions, current portion of supplier obligations, current portion of capital lease payable, and other accrued unbilled expenses.
(4) Other long-term liabilities consist primarily of non-current income tax payable and other long-term accrued liabilities.

Note 12. Deferred Income on Shipments to Distributors
Included in the caption “Deferred income on shipments to distributors” on the Condensed Consolidated Balance Sheets are amounts related to shipments to certain distributors for which revenue is not recognized until the Company's product has been sold by the distributor to an end customer. The components of deferred income on shipments to distributors as of January 1, 2017 and April 3, 2016 are as follows:

(in thousands)	January 1, 2017	April 3, 2016
Gross deferred revenue	$9,416	$9,460
Gross deferred costs	(3,877)	(2,454)
Deferred income on shipments to distributors	$5,539	$7,006

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

Note 13. Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component, net of tax, for the nine months ended January 1, 2017 consisted of the following:

(in thousands)	Cumulative translation adjustments	Unrealized gain (loss) on available-for-sale investments	Pension adjustments	Total
Balance, April 3, 2016	$(4,001)	$222	$65	$(3,714)
Other comprehensive loss before reclassifications	(3,091)	(1,793)	—	(4,884)
Amounts reclassified out of accumulated other comprehensive loss	—	342	—	342
Net current-period other comprehensive loss	(3,091)	(1,451)	—	(4,542)
Balance as of January 1, 2017	$(7,092)	$(1,229)	$65	$(8,256)

Comprehensive loss components consisted of:

(in thousands)	Nine Months Ended January 1, 2017	Location
Amounts reclassified out of accumulated other comprehensive loss	$342	interest and other, net

Note 14. Goodwill and Intangible Assets, Net
Goodwill balances by reportable segment as of January 1, 2017 and April 3, 2016 are as follows:

	Reportable Segments
(in thousands)	Communications	Computing, Consumer and Industrial	Total
Balance as of April 3, 2016	$122,848	$182,885	$305,733
Impairment - the Disposal Group (see Note 5)	(161)	—	(161)
Additions - Synkera acquisition (see Note 3)	—	1,353	1,353
Balance as of January 1, 2017	$122,687	$184,238	$306,925
Goodwill balances as of January 1, 2017 and April 3, 2016 are net of $920.5 million and $920.3 million, respectively, in accumulated impairment losses.
Intangible asset balances as of January 1, 2017 and April 3, 2016 are summarized as follows:

	January 1, 2017
(in thousands)	Gross Assets	Impairment	Accumulated Amortization	Net Assets
Purchased intangible assets:
Developed technology	$278,767	—	$(213,337)	$65,430
Trademarks	5,081	—	(4,991)	90
Customer relationships	172,685	—	(135,188)	37,497
Intellectual property licenses	16,196	(1,310)	(3,745)	11,141
Total purchased intangible assets	$472,729	(1,310)	$(357,261)	$114,158

	April 3, 2016
(in thousands)	Gross Assets	Accumulated Amortization	Net Assets
Purchased intangible assets:
Developed technology	$279,514	$(205,307)	$74,207
Trademarks	5,211	(4,576)	635
Customer relationships	172,787	(130,745)	42,042
Intellectual property licenses	11,400	(1,819)	9,581
Order backlog	5,800	(4,504)	1,296
Total purchased intangible assets	$474,712	$(346,951)	$127,761

During the third quarter of fiscal 2017, the Company purchased an intangible asset with a cost of $4.6 million with an estimated useful life of 7 years. This intangible asset pertains to an intellectual property license that is being used by the Company in the development, manufacture and sale of certain products.
As a result of the acquisition of Synkera, the Company recognized additional intangible assets with total original value of $1.4 million during the three months ended October 2, 2016 (see Note 3).
Amortization expense for the three months ended January 1, 2017 and January 3, 2016 was $6.5 million and $3.2 million, respectively. Amortization expense for the nine months ended January 1, 2017 and January 3, 2016 was $18.3 million and $5.6 million respectively.
During the third quarter of fiscal 2017, the Company recorded an impairment charge of $1.3 million in the carrying value of an intangible asset as a result of change in future estimated cash flows related to the intangible asset.
During the first quarter of fiscal 2017, the Company recorded an impairment charge of $0.2 million and $0.3 million in the carrying value of goodwill and intangible assets, respectively, as a result of reclassifying a disposal group as held for sale. Refer to Note 5 for additional information.

Intangible assets are being amortized over estimated useful lives of 1 to 7 years.
Based on the intangible assets recorded at January 1, 2017, and assuming no subsequent additions to or impairment of the underlying assets, the remaining estimated amortization expense is expected to be as follows (in thousands):

Fiscal Year	Amount
2017 (Remaining 3 months)	$5,340
2018	19,998
2019	19,884
2020	19,657
2021 and thereafter	49,279
Total purchased intangible assets	$114,158

Note 15. Restructuring
The following table shows the provision of the restructuring charges and the liability remaining as of January 1, 2017:

(in thousands)	Continuing Operations	Discontinued Operations (HSC)	Total
Balance as of April 3, 2016	$1,282	$1,534	$2,816
Provision	17,898	—	17,898
Payments and other adjustments	(9,441)	(108)	(9,549)
Balance as of January 1, 2017	$9,739	$1,426	$11,165
As part of an effort to streamline operations with changing market conditions and to create a more efficient organization, the Company has undertaken restructuring actions to reduce its workforce and consolidate facilities.  The Company’s restructuring expenses consist primarily of severance and termination benefit costs related to the reduction of its workforce.
Integration-related Restructuring Plan
In the first quarter of fiscal 2017, the Company prepared a workforce-reduction plan with respect to employees of its Automotive and Industrial business (formerly ZMDI) in Germany. The plan which required consultation with the German Works Council was approved by the German Works Council as of July 3, 2016. Also, the details of the plan were communicated to the affected employees as of July 3, 2016. The plan identified the number of employees to be terminated, their job classification or function, their location and the date that the plan is expected to be completed. The plan also established the terms of the benefit arrangement in sufficient details to enable the employees to determine the type and amount of benefits that they would receive if terminated. In addition, the actions required to complete the plan indicated that it was unlikely that substantial changes to the plan would be made after communication of the employees. Accordingly, the Company accrued restructuring charges in accordance with ASC 420, Exit and Disposal Cost Obligations. The restructuring charges recorded in the Condensed Consolidated Statements of Operations, in connection with the workforce-reduction plan, were approximately $6.4 million for nine months ended January 1, 2017, for a total 49 employees. During nine months ended January 3, 2016, the Company paid $3.1 million related to these actions. The Company expects to complete these actions by the fourth quarter of fiscal 2017.
During fiscal 2016, the Company began the implementation of planned cost reduction and restructuring activities in connection with the acquisition of ZMDI. The Company recorded charges of approximately $6.9 million of employee termination cost for two former executives of ZMDI and 36 employees for the fiscal year ended April 3, 2016. During nine months ended January 3, 2016, the Company paid $1.1 million related to these actions, which reduced the total accrual balance to zero.

Radio Frequency Business
In the first quarter of fiscal 2017, the Company prepared a workforce-reduction plan with respect to employees of its Radio Frequency business in France. The plan sets forth the general parameters, terms and benefits for employee dismissals. The plan which required consultation with the French Works Council has been submitted to the French Works Council in June 2016. The Company determined that an ongoing benefit arrangement existed as the affected employees are being protected under the provisions of prior plan and the minimum statutory requirement. Accordingly, the Company recorded employee severance costs associated with these activities in accordance with ASC 712, Compensation - Nonretirement Post Employment Benefits. In the third quarter of fiscal 2017, the Company and the affected employees signed agreements with regards to the timing and payment of severance benefits. There was no significant incremental benefit amount from previously recognized severance benefits during the first and second quarters of fiscal 2017. During the nine months ended January 1, 2017, the Company recorded in the Condensed Consolidated Statement of Operations, approximately $7.5 million of severance benefits, for a total of 13 employees. During the three months and nine months ended January 1, 2017, the Company paid $2.9 million and $3.2 million related to this action. As of January 1, 2017, the total accrued balance for employee severance costs related to this action was $4.3 million. The Company expects to complete this action by December 31, 2017.
HSC Business
In fiscal 2015, the Company prepared a workforce-reduction plan with respect to employees of its HSC business in France and the Netherlands. The Company expects to complete the action by December 2017.
Other
During the nine months ended January 1, 2017, the Company recorded charges of $2.8 million and reduced headcount by 57 employees. During the three months and nine months ended January 1, 2017, the Company paid $0.9 million and $1.0 million related to these actions. As of January 1, 2017, the total accrued balance for employee severance costs related to these actions was $1.8 million. The Company expects to complete these actions by the first quarter of fiscal 2018.
During the three months ended July 3, 2016, the Company recorded charges of $1.2 million as a result of reducing headcount. During the nine months ended January 1, 2017, the Company paid $1.0 million related to these actions. As of January 1, 2017, the total accrued balance for employee severance costs related to these actions was $0.2 million. The Company expects to complete these actions by the end of fiscal 2017.

Note 16. Commitments and Contingencies
Warranty
The Company maintains an accrual for obligations it incurs under its standard product warranty program and customer, part, or process specific matters. The Company’s standard warranty period is one year, however in certain instances the warranty period may be extended to as long as two years. Management estimates the fair value of the Company’s warranty liability based on actual past warranty claims experience, its policies regarding customer warranty returns and other estimates about the timing and disposition of product returned under the standard program. Customer, part, or process specific accruals are estimated using a specific identification method. Historical profit and loss impact related to warranty returns activity has been minimal. The total warranty accrual was $0.3 million as of January 1, 2017 and April 3, 2016, respectively.
Litigation
In November 2016, North Star Innovations, Inc. (“NSI”), an IP licensing non-practicing entity and subsidiary of Wi-Lan, Inc., filed a complaint against the Company in the federal courts of the Central District of California, alleging the Company infringed three U.S. patents assigned to and owned by NSI. The Company has never filed an Answer or other responsive pleading in this litigation. On or about January 13, 2017, RPX Corporation, a membership-based defensive patent aggregator, entered a license agreement with NSI, to which the Company is a beneficiary based on the Company’s membership in RPX. Based on this license, the Company and NSI signed a Release Agreement effective January 31, 2017, releasing the Company from liability under the claims for infringement of the three asserted patents. On January 31, 2017, the court ordered the litigation against IDT to be formally dismissed.
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
As of January 1, 2017, the Company is also a party to various other legal proceedings and claims arising in the normal course of business. With regard to these or future litigation matters that may arise, potential liability and probable losses or ranges of possible losses due to an unfavorable litigation outcome cannot be reasonably estimated at this time. Generally, litigation is subject to inherent uncertainties, and no assurance can be given that the Company will prevail in the Maxim lawsuit or any other particular lawsuit or claim. Pending lawsuits, claims as well as potential future litigation, could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's financial condition, results of operations or cash flows.
Note 17. Employee Benefit Plans
401(k) Plan
The Company sponsors a 401(k) retirement matching plan for qualified domestic employees.  The Company recorded expenses of approximately $2.0 million and $1.9 million in matching contributions under the plan during the nine months ended January 1, 2017 and January 3, 2016, respectively.
Deferred Compensation Plans
Effective November 1, 2000, the Company established an unfunded deferred compensation plan to provide benefits to executive officers and other key employees. Under the plan, participants can defer any portion of their salary and bonus compensation into the plan and may choose from a portfolio of funds from which earnings are measured. Participant balances are always 100% vested. As of January 1, 2017 and April 3, 2016, obligations under the plan totaled approximately $15.0 million and $13.1 million. Additionally, the Company has set aside assets in a separate trust that is invested in corporate owned life insurance intended to substantially fund the liability under the plan. As of January 1, 2017 and April 3, 2016, the deferred compensation plan assets were approximately $15.5 million and $14.6 million respectively.
International Employee Benefit Plans
The Company sponsors defined-benefit pension plans, defined-contribution plans, multi-employer plans and other post-employment benefit plans covering employees in certain of the Company's international locations. As of January 1, 2017 and April 3, 2016, the net liability for all of these international benefit plans totaled $0.7 million and $0.8 million, respectively.

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
As of January 1, 2017, none of the conditions allowing holders of the Notes to convert had been met.
At the debt issuance date, the Convertible Notes, net of issuance costs, consist of the following (in thousands):

November 3, 2015
Liability component
Principal	$274,435
Less: Issuance costs	(7,568)
Net carrying amount	266,867
Equity component *
Allocated amount	99,316
Less: Issuance costs	(2,738)
Net carrying amount	96,578
Convertible Notes, net	$363,445
* Recorded in the consolidated balance sheet within additional paid-in capital.

The following table includes total interest expense recognized related to the Convertible Notes during the three and nine months period ended January 1, 2017 and January 3, 2016 (in thousands):

	Three Months Ended		Nine Months Ended
	January 1, 2017	January 3, 2016	January 1, 2017	January 3, 2016
Contractual interest expense	$836	$545	$2,480	$545
Amortization of debt issuance costs	270	180	810	180
Amortization of debt discount	3,080	1,984	9,118	1,984
	$4,186	$2,709	$12,408	$2,709

The net liability component of Convertible Notes is comprised of the following as of January 1, 2017 and April 3, 2016 (in thousands):

	January 1, 2017	April 3, 2016
Net carrying amount at beginning of the period	$272,221	$266,867
Amortization of debt issuance costs during the period	810	450
Amortization of debt discount during the period	9,118	4,904
	$282,149	$272,221

During the three and nine months ended January 1, 2017, the Company paid contractual interest on the Convertible Note of approximately $1.6 million and $3.4 million, respectively.

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
The Bond Hedges are generally expected to reduce the potential dilution upon conversion of the Convertible Notes and/or offset any payments in cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election, that the Company is required to make in excess of the principal amount of the Convertible Notes upon conversion of any Convertible Notes, as the case may be, in the event that the market price per share of common stock, as measured under the terms of the Bond Hedges, is greater than the strike price ($33.45) of the Bond Hedges, which initially corresponds to the conversion price of the Convertible Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the Convertible Notes. The Warrant Transactions will separately have a dilutive effect to the extent that the market value per share of common stock, as measured under the terms of the Warrant Transactions, exceeds the applicable strike price of the warrants issued pursuant to the Warrant Transactions (the “Warrants”). The initial strike price of the Warrants is $48.66 per share. As of January 1, 2017, no warrants have been exercised.
Note 19. Income Taxes
During the three and nine months ended January 1, 2017, the Company recorded an income tax benefit of $4.1 million and $7.5 million, respectively. The Company recorded an income tax benefit of $3.9 million and $2.9 million in the three and nine months ended January 3, 2016, respectively.
The Company’s effective tax rate was significantly less than the U.S. federal statutory rate of 35% in all periods primarily due to the benefits of lower-taxed earnings in foreign jurisdictions, including Malaysia, where a tax holiday is in effect through fiscal 2021.
The income tax benefit recorded in the nine months ended January 1, 2017 was primarily due to the tax benefit recorded on the loss in jurisdictions where no valuation allowance is in place. The loss was primarily attributable to the amortization of acquired intangible assets for the three and nine months ended January 1, 2017 as well as severance costs for the nine months ended January 1, 2017. Additionally, stock-based compensation excess tax benefits of $0.4 million and $2.2 million for the three and nine months ended January 1, 2017, respectively, were reflected in the Condensed Consolidated Statements of Operations as a component of the income tax benefit as a result of the early adoption of ASU 2016-09. Refer to Note 1 for more details regarding the adoption of ASU 2016-09. The income tax benefit recorded in the three and nine months ended January 3, 2016 was primarily due to the tax benefit on the amortization of acquired intangible assets and severance costs in jurisdictions where no valuation allowance is in place.
During the quarter ended January 1, 2017, the Company recorded a deferred tax charge of $5.2 million in prepayments and other current assets and other assets, which represents the tax expense that was deferred, in accordance with ASC 740-10-25-3, on the intercompany transfer of intangible assets in connection with a change to the Company’s corporate structure. The deferred tax charge is being amortized over the tax life of the intangible assets.
On January 16, 2017, the Malaysia Finance Act of 2017 (the “Act”) was enacted. The Act contains a number of provisions including, most notably, the re-imposition of withholding tax on offshore services provided to Malaysian entities and is effective prospectively from the date of enactment. The Company is currently working with Malaysian officials to understand how this will apply to the Company and its intercompany activities. If it is determined that the withholding tax will apply to some or all of the Company’s intercompany activities there could be material adverse effects on the Company’s results of operations and cash flows. The Act had no impact to the current or historical period consolidated financial statements. The Company is currently evaluating the effect that the Act will have on its consolidated financial statements.
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
As of January 1, 2017, the Company continues to maintain a valuation allowance against the Company's net deferred tax assets in certain foreign and state jurisdictions, as the Company is not able to conclude that it is more likely than not that these deferred tax assets will be realized. The Company reached this decision based on judgment, which included consideration of historical operating results and projections of future profits. The Company will continue to monitor the need for the valuation allowance on a quarterly basis.
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
As of January 1, 2017, the Company is under examination in Germany for calendar years 2012 through 2014, in Malaysia for fiscal year 2013 and 2014, and in India for fiscal year 2015. Although the final outcome of each examination is uncertain, based on currently available information, the Company believes that the ultimate outcome will not have a material adverse effect on its financial position, cash flows or results of operations.
The Company's open years in the U.S. federal jurisdiction are fiscal 2014 and later years. In addition, the Company is effectively subject to federal tax examination adjustments for tax years ended on or after fiscal year 1999, in that the Company has tax attribute carryforwards from these years that could be subject to adjustments, if and when utilized. The Company's open years in various state and foreign jurisdictions are fiscal years 2008 and later.
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

The tables below provide information about these segments:

Revenues by segment	Three Months Ended		Nine Months Ended
(in thousands)	January 1, 2017	January 3, 2016	January 1, 2017	January 3, 2016
Communications	$65,978	$85,502	$210,172	$222,688
Computing, Consumer and Industrial	110,380	92,108	342,373	285,327
Total revenues	$176,358	$177,610	$552,545	$508,015

Income by segment from continuing operations	Three Months Ended		Nine Months Ended
(in thousands)	January 1, 2017	January 3, 2016	January 1, 2017	January 3, 2016
Communications	$28,054	$35,238	$77,226	$85,588
Computing, Consumer and Industrial	21,395	17,248	71,835	66,934
Unallocated expenses:
Amortization of intangible assets	(5,557)	(2,732)	(16,578)	(4,315)
Inventory fair market value adjustment	(757)	(890)	(3,672)	(890)
(Loss) gain from divestiture	(710)	—	(710)	—
Assets impairment and recoveries	—	—	(870)	(119)
Stock-based compensation expense	(9,906)	(9,462)	(29,602)	(25,878)
Severance and facility closure costs	216	(6,092)	(16,722)	(9,060)
Acquisition-related costs and other	—	(2,649)	(72)	(2,649)
Deferred compensation plan income, net	(13)	(3)	(42)	—
Interest and other income (expense), net	(3,357)	(2,035)	(9,269)	1,201
Income from continuing operations, before income taxes	$29,365	$28,623	$71,524	$110,812

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

Revenues from unaffiliated customers by geographic area, based on the customers' shipment locations, were as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	January 1, 2017	January 3, 2016	January 1, 2017	January 3, 2016
Hong Kong	$62,565	$74,966	198,215	$222,717
Korea	17,061	19,858	52,576	57,451
Rest of Asia Pacific	51,456	45,342	172,581	125,689
Americas (1)	20,752	18,779	58,392	57,474
Europe	24,524	18,665	70,781	44,684
Total revenues	$176,358	$177,610	$552,545	$508,015

(1)
The revenues from the customers in the U.S. were $19.4 million and $18.0 million in the three months ended January 1, 2017 and January 3, 2016, respectively. The revenue from the customers in U.S. was $53.6 million and $54.3 million in the nine months ended January 1, 2017 and January 3, 2016.

The Company utilizes global and regional distributors around the world, that buy products directly from the Company on behalf of their customers. Two distributors, Uniquest and Avnet and its affiliates accounted for 10% and 11%, respectively, of the Company's revenues in the three months ended January 1, 2017. Two distributors, Uniquest and Avnet and its affiliates, each accounted for 11%, and 10%, of the Company's revenues in the nine months ended January 1, 2017. Two distributors, Uniquest and Avnet and its affiliates accounted for 14% and 13%, respectively, of the Company's revenues in the three months ended January 3, 2016. Two distributors, Uniquest and Avnet and its affiliates accounted for 17% and 13% in the nine months ended January 3, 2016. One direct customer, SK Hynix and its affiliates accounted for 10% of the Company’s revenues in the three months ended January 1, 2017. One direct customer, SK Hynix and its affiliates accounted for 13% of the Company’s revenues in each of the three and nine month periods ended January 3, 2016.
At January 1, 2017, three distributors represented approximately 12%, 11%, and 10% respectively of the Company’s gross accounts receivable. At April 3, 2016, two distributors represented approximately 12% and 10%, respectively, of the Company’s gross accounts receivable.

The Company’s significant operations outside of the United States include test facilities in Malaysia and Germany, design centers in Canada and China, and sales subsidiaries in Japan, APAC and Europe. The Company's net property, plant and equipment, are summarized below by geographic area:

(in thousands)	January 1, 2017	April 3, 2016
United States	$38,363	$38,735
Malaysia	25,476	20,150
Germany	11,570	9,235
Canada	3,463	3,781
All other countries	2,626	1,976
Total property, plant and equipment, net	$81,498	$73,877

Note 21. Interest Income and Other, Net
The components of interest income and other, net are summarized as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	January 1, 2017	January 3, 2016	January 1, 2017	January 3, 2016
Interest income	$746	$827	$2,119	$2,916
Other income (expense), net	(339)	99	1,560	867
Interest income and other, net	$407	$926	$3,679	$3,783
Interest income is derived from earnings on cash and short term investments. Other income, net primarily consists of gains or losses in the fair value of deferred compensation plan assets, foreign currency gains or losses and other non-operating gains or losses.

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
This discussion and analysis should be read in conjunction with our Consolidated Financial Statements and accompanying Notes included in this report and the Audited Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended April 3, 2016 filed with the SEC on May 20, 2016. Operating results for the three and nine months ended January 1, 2017 are not necessarily indicative of operating results for an entire fiscal year.
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
For a discussion of our critical accounting policies, see Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended April 3, 2016 and our Condensed Consolidated Financial Statements and accompanying Notes included in this report. We believe that these accounting policies are "critical," as defined by the SEC, in that they are both highly important to the portrayal of our financial condition and results, and they require difficult management judgments, estimates and assumptions about matters that are inherently uncertain. Except for the newly adopted accounting policies discussed in Note 1 to the Condensed Consolidated Financial Statements included in this report, we believe that there have been no other significant changes during the three months ended January 1, 2017 to the items that we disclosed as our critical accounting policies in our Annual Report on Form 10-K for the fiscal year ended April 3, 2016.
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
Recent developments
Divestiture of Fox's Organic Business
On October 3, 2016, we completed the sale of Fox's organic business (the disposal group) for approximately $1.2 million and recorded a loss on divestiture (included in interest income and other in the condensed Consolidated Statement of Operations) of approximately $0.7 million in the third quarter of fiscal 2017. See Note 5 for details.
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
Discontinued Operations
High-Speed Converter (“HSC”) Business
On April 27, 2015, we completed the sale of the remaining HSC business to eSilicon Corporation (“eSilicon”), for $1.5 million which was to be paid on or before April 27, 2017. In connection with the sale, we entered into an Exclusive Intellectual Property License Agreement with eSilicon, whereby we provided an exclusive license to eSilicon to develop, manufacture, sell and maintain HSC products. In connection with the sale, the Company and eSilicon also entered into a Transition Services Agreement, whereby we will provide certain transition services over a specific period from the effective date of the sale. The transition services do not represent significant continuing involvement of the Company in the HSC business.
During the third quarter of fiscal 2017, we collected the receivable of $1.5 million and recognized gain from discontinued operations of $1.4 million.
The HSC business was included in the Communications reportable segment. For financial statements purposes, the results of operations for the HSC business have been segregated from those of the continuing operations and are presented in the condensed consolidated financial statements as discontinued operations.

Overview
The following table and discussion provide an overview of our operating results from continuing operations for three and nine months ended January 1, 2017 and January 3, 2016:

	Three Months Ended		Nine Months Ended
(in thousands, except for percentage)	January 1, 2017	January 3, 2016	January 1, 2017	January 3, 2016
Revenues	$176,358	$177,610	$552,545	$508,015
Gross profit	$104,085	$107,911	$318,966	$313,691
As a % of revenues	59%	61%	58%	62%
Operating income	$33,175	$30,631	$80,427	$109,986
As a % of revenues	19%	17%	15%	22%
Net income from continuing operations	$33,437	$32,545	$78,975	$113,688
As a % of revenues	19%	18%	14%	22%

Our revenues decreased by $1.3 million, or 1%, to $176.4 million in the quarter ended January 1, 2017 compared to the quarter ended January 3, 2016. The decrease was primarily due to lower demand for our memory interface, communications timing and RapidIO switching solutions products. These decreases were partly offset by revenue contribution from our automotive/industrial/sensing products, and higher revenue from consumer and computing timing products. Gross profit percentage decreased for the three months ended January 1, 2017 compared to the same period in fiscal 2016 primarily due to product mix and certain costs related to the acquisition of ZMDI such as amortization of intangibles, amortization of fair value markup on inventory and severance expense.

Results of Continuing Operations
Revenues

Revenues by segment:	Three Months Ended		Nine Months Ended
(in thousands)	January 1, 2017	January 3, 2016	January 1, 2017	January 3, 2016
Communications	$65,978	$85,502	$210,172	$222,688
Computing, Consumer and Industrial	110,380	92,108	342,373	285,327
Total revenues	$176,358	$177,610	$552,545	$508,015

Product groups representing greater than 10% of net revenues:	Three Months Ended		Nine Months Ended
As a percentage of net revenues	January 1, 2017	January 3, 2016	January 1, 2017	January 3, 2016
		(a)		(a)
Communications:
Communications timing products	10%	12%	10%	13%
Serial RapidIO products	*	14%	10%	12%
All others less than 10% individually	27%	17%	18%	19%
Total communications	37%	43%	38%	44%

Computing, Consumer and Industrial:
Memory interface products	25%	35%	26%	35%
Wireless power products	*	*	10%	*
Automotive/industrial/sensing products	15%	*	14%	*
All others less than 10% individually	23%	22%	12%	21%
Total computing and consumer	63%	57%	62%	56%

Total	100%	100%	100%	100%
* Represent less than 10% of net revenues
(a) Prior period numbers have been adjusted to conform to our current organizational structure.
Communications Segment
Revenues in our Communications segment decreased $19.5 million, or 23%, to $66.0 million in the quarter ended January 1, 2017 as compared to the quarter ended January 3, 2016. The decrease was primarily due to a decrease in shipments of our RapidIO switching solutions products and a decrease in our communications timing products as a result of divestiture of Fox's Organic business.
Revenues in our Communications segment decreased $12.5 million, or 5.6%, to $210.2 million in the nine months ended January 1, 2017 as compared to the nine months ended January 3, 2016. The decrease was primarily due to a decrease in our communications timing products as a result of divestiture of Fox's Organic business and a decrease in shipments of our RapidIO switching solutions products.
Computing, Consumer and Industrial Segment
Revenues in our Computing, Consumer and Industrial segment increased $18.3 million, or 19.8% to $110.4 million in the quarter ended January 1, 2017 as compared to the quarter ended January 3, 2016. The increase was primarily due to revenue contribution from our automotive/industrial/sensing products as full quarter of revenue was included in fiscal 2017 while less than a month of revenue was included in fiscal 2016. This increase was offset in part by a decrease in memory interface product revenues as a result of weaker demand.
Revenues in our Computing, Consumer and Industrial segment increased $57.0 million, or 20%, to $342.4 million in the nine months ended January 1, 2017 as compared to the nine months ended January 3, 2016. The increase was primarily due to revenue contribution from our automotive/industrial/sensing products as nine months of revenue was included in fiscal 2017 while less than a month of revenue was included in fiscal 2016. This increase was offset in part by a decrease in memory interface product revenues as a result of weaker demand.

Revenues by Region
Revenues, based on shipped to locations, in Hong Kong, Korea, rest of APAC, Americas and Europe accounted for 35%, 10%, 29%, 12% and 14%, respectively, of consolidated revenues in the quarter ended January 1, 2017 compared to 42%, 11%, 26%, 11% and 10%, respectively, of our consolidated revenues in the quarter ended January 3, 2016. The APAC region continues to be our largest region, as many of our customers utilize manufacturers in that region.
Revenues in the nine months ended January 1, 2017 increased primarily in APAC (excluding Hong Kong and Korea) as compared to the nine months ended January 3, 2016. Revenues in Hong Kong, Korea, rest of APAC, Americas, and Europe accounted for 36%, 10%, 31%, 11% and 12%, respectively, of consolidated revenues in the nine months ended January 1, 2017 compared to 44%, 11%, 25%, 11% and 9% of our consolidated revenues in the nine months ended January 3, 2016. The APAC region continues to be our strongest region, as many of our largest customers utilize manufacturers in that region.
Gross Profit

	Three Months Ended		Nine Months Ended
	January 1, 2017	January 3, 2016	January 1, 2017	January 3, 2016
Gross Profit (in thousands)	$104,085	$107,911	$318,966	$313,691
Gross Profit Percentage	59.0%	60.8%	57.7%	61.7%

Gross profit decreased $3.8 million in the three months ended January 1, 2017 compared to the three months ended January 3, 2016 primarily due to certain costs related to the acquisition of ZMDI such as amortization of intangibles, amortization of fair value markup on inventory and severance expense. Gross profit increased $5.3 million in the nine months ended January 1, 2017 compared to the nine months ended January 3, 2016, as a result mainly of increased revenues. Gross profit as a percentage of revenues decreased 1.8% and 4.0% in the three and nine months ended January 1, 2017 compared to the three and nine months ended January 3, 2016. Gross profit percentage declined primarily due to product mix and to certain costs related to the acquisition of ZMDI.
Operating Expenses
The following table presents our operating expenses for the three and nine months ended January 1, 2017 and January 3, 2016:

	Three Months Ended				Nine Months Ended
	January 1, 2017		January 3, 2016		January 1, 2017		January 3, 2016
(in thousands, except for percentages)	Dollar Amount	% of Net Revenue	Dollar Amount	% of Net Revenue	Dollar Amount	% of Net Revenues	Dollar Amount	% of Net Revenues
Research and development	$38,173	22%	$38,429	22%	$129,571	23%	$107,484	21%
Selling, general and administrative	$32,737	19%	$38,851	22%	$108,968	20%	$96,221	19%

Research and Development (R&D)
R&D expense decreased $0.3 million, or 0.7%, to $38.2 million in the quarter ended January 1, 2017 compared to the quarter ended January 3, 2016. The decrease was primarily driven by lower R&D labor and benefit related costs and consulting expense, which were partly offset by an increase in various R&D expenses as a result of the acquisition of ZMDI.
R&D expense increased $22.1 million, or 20.5%, to $129.6 million in the nine months ended January 1, 2017 compared to the nine months ended January 3, 2016. The increase was primarily driven by $15.9 million increase in various R&D expenses as a result of the acquisition of ZMDI and a $9.4 million increase in severance costs mainly coming from our France and Germany locations. These increases were partly offset by lower R&D labor and benefit related costs.
Selling, General and Administrative (SG&A)
SG&A expense decreased $6.1 million, or 15.7%, to $32.7 million in the quarter ended January 1, 2017 as compared to the quarter ended January 3, 2016. The decrease was primarily driven by $2.1 million of acquisition-related costs and $6.0 million of severance costs incurred in the same period last year, coupled with $2.4 million decrease in SG&A labor and benefit related costs. These decreases were partly offset by an increase in various SG&A expenses as a result of the acquisition of ZMDI.
SG&A expense increased $12.7 million, or 13.2%, to $109.0 million in the nine months ended January 1, 2017 as compared to the nine months ended January 3, 2016. The increase was primarily driven by a $13.6 million increase in various SG&A expenses as a result of the acquisition of ZMDI, a $5.4 million increase in amortization of intangibles as a result of new intangibles recognized from such acquisition, a $3.2 million increase in stock-based compensation. These increases were partly offset by acquisition-related costs incurred in the same period last year, decrease in severance costs and decrease in SG&A labor and benefit related costs.

Interest Expense
The components of interest expense for the three and nine months ended January 1, 2017 are summarized as follows (in thousands):

	January 1, 2017		January 3, 2016
(in thousands)	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
Accretion of debt discount	$3,080	$9,118	$1,984	$1,984
Amortization of debt issuance costs	270	810	180	180
Contractual interest expense	836	2,480	545	545
Other	31	174	225	248
Total interest expense	$4,217	$12,582	$2,934	$2,957
Interest expense for the three and nine months ended January 1, 2017 and January 3, 2016 were primarily related to the Convertible Notes we issued in November 2015.
Interest Income and Other, Net
The components of interest income and other, net are summarized as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	January 1, 2017	January 3, 2016	January 1, 2017	January 3, 2016
Interest income	$746	$827	$2,119	$2,916
Other income (expense), net	(339)	99	1,560	867
Interest income and other, net	$407	$926	$3,679	$3,783

Interest income is derived from earnings on our cash and short-term investments. Other income, net primarily consists of gains or losses in the value of deferred compensation plan assets, foreign currency gains or losses and other non-operating gains or losses. The decrease in interest income in the three and nine months ended January 1, 2017 as compared to the same periods in prior year was primarily attributable to lower average level of short-term investments. The increase in other income in the nine months ended January 1, 2017 as compared to the same period in prior year was primarily due to increase in value of the underlying investments of the deferred compensation plan and favorable impact of foreign currency fluctuations.
Income Tax Expense (Benefit)
During the three and nine months ended January 1, 2017, we recorded an income tax benefit from continuing operations of $4.1 million and $7.5 million, respectively. We recorded an income tax benefit of $3.9 million and $2.9 million in the three and nine months ended January 3, 2016, respectively.
Our effective tax rate was significantly less than the U.S. federal statutory rate of 35% in all periods primarily due to the benefits of lower-taxed earnings in foreign jurisdictions, including Malaysia, where a tax holiday is in effect through fiscal 2021.
The income tax benefit recorded in the three and nine months ended January 1, 2017 was primarily due to the tax benefit recorded on the loss in jurisdictions where no valuation allowance is in place. The loss was primarily attributable to the amortization of acquired intangible assets for the three and nine months ended January 1, 2017 as well as severance costs for the nine months ended January 1, 2017. Additionally, stock-based compensation excess tax benefits of $0.4 million and $2.2 million for the three and nine months ended January 1, 2017, respectively, were reflected in the Condensed Consolidated Statements of Operations as a component of the income tax benefit as a result of the early adoption of ASU 2016-09. Refer to Note 1 for more details regarding the adoption of ASU 2016-09. The income tax benefit recorded in the three and nine months ended January 3, 2016 was primarily due to the tax benefit on the amortization of acquired intangible assets and severance costs in jurisdictions where no valuation allowance is in place.

During the quarter ended January 1, 2017, we recorded a deferred tax charge of $5.2 million in prepayments and other current assets and other assets, which represents the tax expense that was deferred, in accordance with ASC 740-10-25-3, on the intercompany transfer of intangible assets in connection with a change to our corporate structure. The deferred tax charge is being amortized over the tax life of the intangible assets.
On January 16, 2017, the Malaysia Finance Act of 2017 (the “Act”) was enacted. The Act contains a number of provisions including, most notably, the re-imposition of withholding tax on offshore services provided to Malaysian entities and is effective prospectively from the date of enactment. We are currently working with Malaysian officials to understand how this will apply to us and our intercompany activities. If it is determined that the withholding tax will apply to some or all of our intercompany activities, there could be material adverse effects on our results of operations and cash flows. We are currently evaluating the effect that the Act will have on our consolidated financial statements.
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
As of January 1, 2017, we continue to maintain a valuation allowance against our net deferred tax assets in certain foreign and state jurisdictions, as we are not able to conclude that it is more likely than not that these deferred tax assets will be realized. We reached this decision based on judgment, which included consideration of historical operating results and projections of future profits. We will continue to monitor the need for the valuation allowance on a quarterly basis.
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
As of January 1, 2017, we were under examination in Germany for calendar years 2012 through 2014, in Malaysia for fiscal year 2013 and 2014, and in India for fiscal year 2015. Although the final outcome of each examination is uncertain, based on currently available information, we believe that the ultimate outcome will not have a material adverse effect on our financial position, cash flows or results of operations.
Our open years in the U.S. federal jurisdiction are fiscal 2014 and later years. In addition, we are effectively subject to federal tax examination adjustments for tax years ended on or after fiscal year 1999, in that we have tax attribute carryforwards from these years that could be subject to adjustments, if and when utilized. Our open years in various state and foreign jurisdictions are fiscal years 2008 and later.
We do not expect a material change in unrecognized tax benefits within the next twelve months.

Liquidity and Capital Resources
Our cash and cash equivalents and short-term investments were $394.5 million at January 1, 2017, an increase of $40.0 million compared to April 3, 2016.
We had outstanding debt in the form of convertible notes amounting to $373.8 million at January 1, 2017 and April 3, 2016.
Cash Flows from Operating Activities
Net cash provided by operating activities totaled $134.5 million in the nine months ended January 1, 2017 compared to $159.1 million in the nine months ended January 3, 2016. Cash provided by operating activities in the nine months ended January 1, 2017 consisted of our net income of $80.3 million, adjusted to add back non-cash items such as stock-based compensation, depreciation, amortization, impairment charges, amortization of debt issuance costs and debt discount and deferred income tax which totaled $67.0 million; and cash provided by working capital requirements.
Cash Flows from Investing Activities
Net cash used in investing activities in the nine months ended January 1, 2017 was $157.4 million compared to net cash used of $67.5 million in the nine months ended January 3, 2016.  Net cash used in investing activities in the nine months ended January 1, 2017 was primarily due to $127.9 million for the net purchases of short-term investments, $21.4 million of expenditures to purchase capital equipment, $4.9 million paid for intangible assets, $2.0 million of investment in a private company, and $1.5 million paid for an acquisition.
Cash Flows from Financing Activities
Net cash used in financing activities was $60.6 million in the nine months ended January 1, 2017 as compared to net cash used of $55.8 million in the nine months ended January 3, 2016. Cash used in financing activities in the nine months ended January 1, 2017 was primarily due to $73.5 million in stock buyback. This was offset in part by $14.1 million of proceeds from exercise of stock options and the issuance of stock under our employee stock purchase plan.
We anticipate capital expenditures of approximately $15 million to $25 million during the next 12 months to be financed through cash generated from operations and existing cash and investments.
In addition, as much of our revenues are generated outside the U.S., a significant portion of our cash and investment portfolio accumulates in the foreign countries in which we operate. At January 1, 2017, we had cash, cash equivalents and investments of approximately $204.9 million invested overseas in accounts belonging to various IDT foreign operating entities. While these amounts are primarily invested in U.S. dollars, a portion is held in foreign currencies, and all offshore balances are exposed to local political, banking, currency control and other risks. In addition, these amounts may be subject to tax and other transfer restrictions.
We believe that existing cash and investment balances, together with cash flows from operations, will be sufficient to meet our working capital and capital expenditure needs through at least the next 12 months. We may choose to investigate other financing alternatives to supplement U.S. liquidity; however, we cannot be certain that additional financing will be available on satisfactory terms.
Off-Balance Sheet Arrangements
The Company assumed an agreement with a financial institution to sell certain of its trade receivables from customers with limited, non-credit-related recourse provisions as part of an acquisition during the quarter ended January 3, 2016. The agreement was subsequently terminated on September 30, 2016. Total receivables sold under the factoring facility during the three and nine months ended January 1, 2017 was zero and $26.2 million, respectively. Total collections from sale of receivables and from deferred purchase payment during the quarter ended January 1, 2017 were zero as the result of terminating the agreement. Total collections from sale of receivables and from deferred purchase payment during the nine months ended January 1, 2017 were $33.3 million and $3.4 million, respectively. Under the terms of the factoring agreement, the total available amount of the factoring facility as of April 3, 2016 was $1.9 million. The sales of accounts receivable in accordance with the factoring agreement are reflected as a reduction of Accounts Receivable, net in the Condensed Consolidated Balance Sheets as they meet the applicable criteria of ASC 860, Transfers and Servicing. Collections of deferred purchase payment are included in the change in accounts receivable under the operating activities section of the Condensed Consolidated Statements of Cash Flows. The amount due from the factoring institution was $0.8 million as of April 3, 2016, and was shown in Prepayments and Other Current Assets in the Condensed Consolidated Balance Sheets. As the result of terminating the agreement, the total available amount of the factoring facility and the amount due from the factoring institution were zero as of January 1, 2017. The Company paid factoring fees associated with the sale of receivables based on the value of the receivables sold.
As of January 1, 2017, we did not have any significant off-balance sheet arrangement, as defined under SEC Regulation S-K Item 303(a)(4)(ii), other than the items discussed above and in "Note 16 - Commitments and Contingencies - Commitments" in Part I, Item 1 of this quarterly report on Form 10Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our interest rate risk relates primarily to our short-term investments of $277.1 million and $151.2 million as of January 1, 2017 and April 3, 2016, respectively.  By policy, we limit our exposure to long-term investments and mitigate the credit risk through diversification and adherence to a policy requiring the purchase of highly rated securities. As of January 1, 2017 and April 3, 2016, the Company’s cash, cash equivalents and investment portfolio was concentrated in securities with same day liquidity and a substantial majority of securities in our investment portfolio had maturities of less than two years. A hypothetical 10% change in interest rates would not have a material effect on the value of our investment portfolio as of January 1, 2017. We do not currently use derivative financial instruments in our investment portfolio.
At January 1, 2017 and April 3, 2016, we had an outstanding debt of $373.8 million in the form of a convertible note. The fair value of our Convertible Notes is subject to interest rate risk, market risk and other factors due to the convertible feature. The fair value of the Convertible Notes will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the Convertible Notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. The interest and market value changes affect the fair value of our Convertible Notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation.
We are exposed to foreign currency exchange rate risk as a result of international sales, assets and liabilities of foreign subsidiaries, local operating expenses of our foreign entities and capital purchases denominated in foreign currencies. We may use derivative financial instruments to help manage our foreign currency exchange exposures. We do not enter into derivatives for speculative or trading purposes. We have foreign exchange facilities used for hedging arrangements with banks that allow the Company to enter into foreign exchange contracts totaling approximately $32.0 million, all of which was available at January 1, 2017. We performed a sensitivity analysis as of January 1, 2017 and April 3, 2016 and determined that, without hedging the exposure, a 10% change in the value of the U.S. dollar would result in an approximate 0.2% and 0.5% impact on gross profit margin percentage, respectively, as we operate a manufacturing testing facility in Malaysia and Germany, and an approximate 0.7% impact to operating expenses (as a percentage of revenue), respectively, as we operate sales offices in Japan, Taiwan and South Korea and throughout Europe and design centers in China and Canada. At January 1, 2017 and April 3, 2016, we had no material outstanding foreign exchange contracts.
We did not have any material currency exposure related to any outstanding capital purchases as of January 1, 2017 and April 3, 2016.
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
At January 1, 2017, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure control and procedures were effective at a reasonable assurance level. There have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Litigation
In November 2016, North Star Innovations, Inc. (“NSI”), an IP licensing non-practicing entity and subsidiary of Wi-Lan, Inc., filed a complaint against the Company in the federal courts of the Central District of California, alleging the Company infringed three U.S. patents assigned to and owned by NSI. The Company has never filed an Answer or other responsive pleading in this litigation. On or about January 13, 2017, RPX Corporation, a membership-based defensive patent aggregator, entered a license agreement with NSI, to which the Company is a beneficiary based on the Company’s membership in RPX. Based on this license, the Company and NSI signed a Release Agreement effective January 31, 2017, releasing the Company from liability under the claims for infringement of the three asserted patents. On January 31, 2017, the court ordered the litigation against IDT to be formally dismissed.
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
As of January 1, 2017, the Company is also a party to various other legal proceedings and claims arising in the normal course of business. With regard to these or future litigation matters that may arise, potential liability and probable losses or ranges of possible losses due to an unfavorable litigation outcome cannot be reasonably estimated at this time. Generally, litigation is subject to inherent uncertainties, and no assurance can be given that the Company will prevail in the Maxim lawsuit or any other particular lawsuit or claim. Pending lawsuits, claims as well as potential future litigation, could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's financial condition, results of operations or cash flows.
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
On January 16, 2017, the Malaysia Finance Act of 2017 (the “Act”) was enacted. The Act contains a number of provisions including, most notably, the re-imposition of withholding tax on offshore services provided to Malaysian entities and is effective prospectively from the date of enactment. We are currently working with Malaysian officials to understand how this will apply to us and our intercompany activities. If it is determined that the withholding tax will apply to some or all of our intercompany activities, there could be material adverse effects on our results of operations and cash flows. We are currently evaluating the effect that the Act will have on our consolidated financial statements.
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
International operations add increased volatility to our operating results.
A substantial percentage of our total revenues are derived from international sales, as summarized below:

(percentage of total revenues)	First Nine Months of Fiscal 2017	Fiscal 2016
Hong Kong	36%	44%
Rest of Asia Pacific	31%	25%
Korea	10%	11%
Americas	11%	11%
Europe	12%	9%
Total	100%	100%
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
Contract pricing for raw materials and equipment used in the fabrication and assembly processes, as well as for foundry and subcontract assembly services, may also be affected by currency controls, exchange rate fluctuations and currency devaluations. We sometimes hedge currency risk for currencies that are highly liquid and freely quoted, but may not enter into hedge contracts for currencies with limited trading volume. In addition, as much of our revenues are generated outside the United States, a significant portion of our cash and investment portfolio accumulates in the foreign countries in which we operate. On January 1, 2017, we had cash, cash equivalents and investments of approximately $204.9 million invested overseas in accounts belonging to our foreign subsidiaries. While these amounts are primarily invested in U.S. dollars, a portion is held in foreign currencies, and all offshore balances are exposed to local political, banking, currency control and other risks. In addition, these amounts may be subject to tax and other transfer restrictions.
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
Over the past several years, we have made several acquisitions. As a result of these acquisitions, we had $306.9 million of goodwill and $114.2 million of intangible assets on our Condensed Consolidated Balance Sheet as of January 1, 2017. In determining fair value, we consider various factors, including our market capitalization, forecasted revenue and costs, risk-adjusted discount rates, future economic and market conditions, determination of appropriate market comparables and expected periods over which our assets will be utilized and other variables. If our assumptions regarding forecasted cash flow, revenue and margin growth rates of certain long-lived asset groups and reporting units are not achieved, an impairment review may be triggered for the remaining balance of goodwill and long-lived assets prior to the next annual review in the fourth quarter of fiscal 2017, which could result in material charges that could impact our operating results and financial position.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information with respect to repurchases of our common stock during the third quarter of fiscal 2017:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 3, 2016 - October 30, 2016	126,357	$22.37	126,357	$2,828,868
October 31, 2016 - November 27, 2016	253,500	$23.38	253,500	$5,931,224
November 28, 2016 - January 1, 2017	427,200	$24.18	427,200	$10,335,441
Total	807,057	$23.65	807,057

In April 2015, Our Board of Directors approved a new share repurchase program authorization for $300 million. In October 2015, our Board of Directors approved an increase in the share repurchase authorization by another $300 million. In the three and nine months ended January 1, 2017, the Company repurchased 0.8 million shares for $19.1 million and 3.4 million shares for $73.5 million. As of January 1, 2017, approximately $112.2 million was available for future purchase under the new share repurchase program.
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

INTEGRATED DEVICE TECHNOLOGY, INC. Registrant
	By:	/s/ Gregory L. Waters
February 7, 2017		Gregory L. Waters President and Chief Executive Officer

/s/ Brian C. White
February 7, 2017		Brian C. White Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)